Form 10-Q
period 1998-09-30
MACK CALI REALTY L P
filed 1998-11-16
CIK 1067063

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X|   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from .............to...............
Commission file number   1-13274

                             Mack-Cali Realty, L.P.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                        22-3315804
---------------------------------               -------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                     Identification Number)

               11 Commerce Drive, Cranford, New Jersey 07016-3501
        -----------------------------------------------------------------
                     (Address of principal executive office)
                                   (Zip Code)

                                 (908) 272-8000
        -----------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
        -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) YES |X| NO |_| and (2) has been subject to such filing requirements for the past ninety (90) days YES |_| NO |X|

                             MACK-CALI REALTY, L.P.

                                    Form 10-Q

                                      INDEX

Part I  Financial Information                                            Page
                                                                         ----
        Item 1.  Financial Statements:

                Consolidated Balance Sheets as of September 30, 1998
                    and December 31, 1997 ...............................4

                Consolidated Statements of Operations for the three
                    and nine month periods ended
                    September 30, 1998 and 1997 .........................5

                Consolidated Statement of Changes in Partners' Capital
                    for the nine months ended September 30, 1998 ........6

                Consolidated Statements of Cash Flows for the nine
                    months ended September 30, 1998 and 1997 ............7

                Notes to Consolidated Financial Statements ..............8 - 29

        Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ................30 - 37

        Item 3. Quantitative and Qualitative Disclosures
                    about Market Risk ..................................37

Part II Other Information and Signatures

        Item 1.  Legal Proceedings .....................................38

        Item 2.  Changes in Securities and Use of Proceeds..............38

        Item 3.  Defaults Upon Senior Securities........................38

        Item 4.  Submission of Matters to a Vote of Security Holders....38

        Item 5.  Other Information......................................39

                 Signatures ............................................40

                             MACK-CALI REALTY, L.P.

                         Part I - Financial Information

Item  I: Financial Statements

            The accompanying unaudited consolidated balance sheets, statements of operations, of changes in partners' capital, and of cash flows and related notes, have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. The financial statements reflect all adjustments consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair presentation for the interim periods.

            The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Operating Partnership's Registration Statement under the Securities Act of 1933 on Form S-3 for the fiscal year ended December 31, 1997.

            The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts)
================================================================================

                                                                          September 30,      December 31,
ASSETS                                                                       1998               1997
---------------------------------------------------------------------------------------------------------
Rental property
    Land and leasehold interests                                          $   505,278        $     9,881
    Buildings and improvements                                              2,854,710             52,113
    Tenant improvements                                                        62,609                 --
    Furniture, fixtures and equipment                                           5,113              3,598
---------------------------------------------------------------------------------------------------------
                                                                            3,427,710             65,592
Less - accumulated depreciation and amortization                             (156,867)              (644)
---------------------------------------------------------------------------------------------------------
    Total rental property                                                   3,270,843             64,948
Cash and cash equivalents                                                       6,854              2,176
Investments in unconsolidated
    majority-owned Property Partnerships                                           --          1,821,614
Investments in partially-owned entities                                        62,079                 --
Unbilled rents receivable                                                      37,041                  6
Deferred charges and other assets, net                                         36,085              4,666
Restricted cash                                                                 5,677                 --
Accounts receivable, net of allowance for doubtful accounts
    of $1,012 and $327                                                          6,320                514
Mortgage note receivable                                                           --              7,250
---------------------------------------------------------------------------------------------------------

Total assets                                                              $ 3,424,899        $ 1,901,174
=========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------
Mortgages and loans payable                                               $ 1,406,039        $   322,100
Distributions payable                                                          40,059             28,089
Accounts payable and accrued expenses                                          35,323             11,814
Rents received in advance and security deposits                                29,100              1,115
Accrued interest payable                                                        2,327              1,371
---------------------------------------------------------------------------------------------------------
    Total liabilities                                                       1,512,848            364,489
---------------------------------------------------------------------------------------------------------

Commitments and contingencies

Redeemable Partnership Units:
    Preferred units, none and 230,562 units outstanding at
       redemption value                                                            --            272,815
    Limited partners, none and 6,097,477 common units
       outstanding at redemption value                                             --            249,997
---------------------------------------------------------------------------------------------------------
    Total redeemable partnership units                                             --            522,812
---------------------------------------------------------------------------------------------------------

Partners' Capital:
    Preferred units, 250,256 and none units outstanding                       223,330                 --
    General partner, 57,281,697 and 49,856,289 common units outstanding     1,388,178          1,005,349
    Limited partners, 8,626,266 and none common units outstanding             292,019                 --
    Unit warrants, 2,000,000 and 2,000,000 outstanding                          8,524              8,524
---------------------------------------------------------------------------------------------------------
    Total partners' capital                                                 1,912,051          1,013,873
---------------------------------------------------------------------------------------------------------

Total liabilities and partners' capital                                   $ 3,424,899        $ 1,901,174
=========================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts)
================================================================================

                                                          Three Months Ended September 30,  Nine Months Ended September 30,
REVENUES                                                          1998            1997            1998              1997
----------------------------------------------------------------------------------------------------------------------------
Base rents                                                     $ 112,976       $      --        $ 311,753        $      --
Escalations and recoveries from tenants                           14,182              --           36,897               --
Management fees from Property Partnerships                            --           1,557               --            4,589
Parking and other                                                  3,008             490            7,921            1,492
Interest income                                                      728           4,784            2,187           10,452
----------------------------------------------------------------------------------------------------------------------------
    Total revenues                                               130,894           6,831          358,758           16,533
----------------------------------------------------------------------------------------------------------------------------

EXPENSES
----------------------------------------------------------------------------------------------------------------------------
Real estate taxes                                                 13,488              --           35,415               --
Utilities                                                         11,300               6           28,717               15
Operating services                                                15,807             426           44,128            1,665
General and administrative                                         6,118           3,593           18,708           10,339
Depreciation and amortization                                     21,213              13           56,537               40
Interest expense                                                  23,881           3,677           64,146            6,778
----------------------------------------------------------------------------------------------------------------------------
    Total expenses                                                91,807           7,715          247,651           18,837
----------------------------------------------------------------------------------------------------------------------------
Income (loss) before equity in net income of unconsolidated
    majority-owned Property Partnerships and
    extraordinary item                                            39,087            (884)         111,107           (2,304)
Equity in net income of unconsolidated majority-owned
    Property Partnerships                                             --          24,072               --           63,624
----------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                                  39,087          23,188          111,107           61,320
Extraordinary item - loss on early retirement of debt                 --           7,200            2,670            7,200
----------------------------------------------------------------------------------------------------------------------------
Net income                                                        39,087          15,988          108,437           54,120
Preferred unit distributions                                       4,194              --           12,090               --
----------------------------------------------------------------------------------------------------------------------------
Net income available to common unitholders                     $  34,893       $  15,988        $  96,347        $  54,120
============================================================================================================================

Net income per unit - Basic:
Income before extraordinary item                               $    0.53       $    0.57        $    1.58        $    1.52
Extraordinary item - loss on early
    retirement of debt                                                --           (0.18)           (0.04)           (0.18)
----------------------------------------------------------------------------------------------------------------------------
Net income                                                     $    0.53       $    0.39        $    1.54        $    1.34
============================================================================================================================

Net income per unit - Diluted:
Income before extraordinary item                               $    0.53       $    0.55        $    1.57        $    1.48
Extraordinary item - loss on early
    retirement of debt                                                --           (0.17)           (0.04)           (0.18)
----------------------------------------------------------------------------------------------------------------------------
Net income                                                     $    0.53       $    0.38        $    1.53        $    1.30
============================================================================================================================

Distributions declared per common unit                         $    0.55       $    0.50        $    1.55        $    1.40
----------------------------------------------------------------------------------------------------------------------------

Weighted average units outstanding - basic                        65,577          40,547           62,580           40,406
----------------------------------------------------------------------------------------------------------------------------

Weighted average units outstanding - diluted                      65,884          41,987           63,093           41,489
----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (in thousands)
================================================================================

                                                             General         Limited
                                               Preferrred    Partner         Partner        Preferred
                                                 Units        Units           Units        Unitholders
-----------------------------------------------------------------------------------------------------
Balance at January 1, 1998                         --        49,856             --       $        --
   Net income                                      --            --             --             1,823
   Distributions                                   --            --             --            (4,194)
   Contributions - net proceeds from
     common stock offerings                        --         7,835             --                --
   Conversion of limited partner
     units to shares of common stock               --            22             --                --
   Contributions - proceeds from
      stock options exercised                      --           263             --                --
   Repurchase of common units                      --          (694)            --                --
   Adjustment to reflect preferred
     unitholders'and limited partners'
     capital at redemption value                   --            --             --                --
   Reclassification of previously redeemable
     partnership units                            248            --          7,727           223,443
   Issuance of units in connection with
     acquisitions                                  --            --            899                --
   Issuance of Preferred Units                      2            --             --             2,258
-----------------------------------------------------------------------------------------------------
Balance at September 30, 1998                     250        57,282          8,626       $   223,330
=====================================================================================================
                                            General        Limited           Unit
                                            Partner        Partners        Warrants           Total
-----------------------------------------------------------------------------------------------------
Balance at January 1, 1998                $ 1,005,349    $        --    $     8,524       $ 1,013,873
   Net income                                  85,270          1,817             --            88,910
   Distributions                              (88,453)        (4,360)            --           (97,007)
   Contributions - net proceeds from
     common stock offerings                   284,453             --             --           284,453
   Conversion of limited partner
     units to shares of common stock              848             --             --               848
   Contributions - proceeds from
      stock options exercised                   5,378             --             --             5,378
   Repurchase of common units                 (20,525)            --             --           (20,525)
   Adjustment to reflect preferred
     unitholders'and limited partners'
     capital at redemption value              115,858             --             --           115,858
   Reclassification of previously
     redeemable partnership units                  --        266,875             --           490,318
   Issuance of units in connection with
     acquisitions                                  --         27,687             --            27,687
   Issuance of Preferred Units                     --             --             --             2,258
-----------------------------------------------------------------------------------------------------
Balance at September 30, 1998             $ 1,388,178    $   292,019    $     8,524       $ 1,912,051
=====================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
================================================================================

                                                            Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES                              1998           1997
-------------------------------------------------------------------------------------------
Net income                                                   $   108,437    $    54,120
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                56,537             40
     Amortization of stock compensation                               --          1,613
     Amortization of premium on loans receivable                      --            924
     Amortization of deferred financing costs                      1,122            324
     Extraordinary item - loss on early retirement of debt         2,670          7,200
Changes in operating assets and liabilities:
     Increase in unbilled rents receivable                        (9,603)            --
     Increase in deferred charges and other assets, net          (15,098)        (6,457)
     (Increase) decrease in accounts receivable, net              (2,584)             1
     Increase in accounts payable and
       accrued expenses                                            4,187          4,139
     Increase in rents received in advance and
        security deposits                                          7,705             --
     (Decrease) increase in accrued interest payable              (1,162)           790
-------------------------------------------------------------------------------------------
   Net cash provided by operating activities                 $   152,211    $    62,694
===========================================================================================

CASH FLOWS FROM INVESTING ACTIVITIES
-------------------------------------------------------------------------------------------
Additions to rental property                                 $  (666,513)   $    (1,913)
Issuance of mortgage note receivable                             (20,000)       (11,600)
Repayment of mortgage note receivable                             20,000             --
Decrease in loans receivable from
   Property Partnerships                                              --         77,802
Distributions in excess of equity in net income
   of majority-owned Property Partnerships                            --        105,895
Contributions to Property Partnerships                                --       (584,833)
Investments in partially-owned entities                          (53,327)            --
Decrease in restricted cash                                        1,167          2,102
-------------------------------------------------------------------------------------------
   Net cash used in investing activities                     $  (718,673)   $  (412,547)
===========================================================================================

CASH FLOWS FROM FINANCING ACTIVITIES
-------------------------------------------------------------------------------------------
Proceeds from mortgages and loans payable                    $ 1,489,746    $   410,080
Repayments of mortgages and loans payable                     (1,077,170)      (205,880)
Redemption of common units                                        (3,163)            --
Payment of financing costs                                        (8,347)            --
Purchase of treasury units                                       (20,525)        (4,680)
Net proceeds from common stock offerings                         284,453             --
Proceeds from stock options exercised                              5,378          2,713
Payment of distributions                                         (99,760)       (54,078)
-------------------------------------------------------------------------------------------
   Net cash provided by financing activities                 $   570,612    $   148,155
===========================================================================================
Net increase (decrease) in cash and cash equivalents         $     4,150    $  (201,698)
Cash and cash equivalents, beginning of period               $     2,704    $   204,721
-------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                     $     6,854    $     3,023
===========================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per unit amounts)
================================================================================

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Mack-Cali Realty, L.P. (formerly Cali Realty, L.P.), a Delaware limited partnership, and subsidiaries (the "Operating Partnership"), was formed on August 31, 1994 to conduct the business of leasing, management, acquisition, development, construction, and tenant-related services for its sole general partner, Mack-Cali Realty Corporation (formerly Cali Realty Corporation) (the "Corporation" or "General Partner") and subsidiaries. The Operating Partnership, through its operating divisions and subsidiaries, including the Mack-Cali Property Partnerships (the "Property Partnerships"), as described below, is the entity through which all of the General Partner's operations are conducted.

The Property Partnerships, not a legal entity, consist of partnerships which are engaged in the ownership and operation of the Properties (as hereinafter defined) of the Operating Partnership, excluding certain Properties which are wholly-owned by the Operating Partnership. Prior to January 1, 1998 the Property Partnerships were owned 99 percent by the Operating Partnership as a non-controlling limited partner, and one percent by the General Partner, as a controlling general partner. During 1998, the Operating Partnership obtained control of the Property Partnerships pursuant to agreements with the General Partner.

The General Partner is a fully-integrated, self-administered, self-managed real estate investment trust ("REIT"). The General Partner controls the Operating Partnership as its sole general partner, and owned an 86.9 percent and 89.1 percent common unit interest in the Operating Partnership at September 30, 1998 and December 31, 1997, respectively.

The General Partner's business is the ownership of interests in and operation of the Operating Partnership, and all of the General Partner's expenses are incurred for the benefit of the Operating Partnership. The General Partner is reimbursed by the Operating Partnership for all expenses it incurs relating to the ownership and operation of the Operating Partnership. The Operating Partnership earns a management fee of between three percent and five percent of revenues, as defined, for its management of the Property Partnerships.

As of September 30, 1998, the Operating Partnership's portfolio was comprised of 247 properties plus developable land (collectively, the "Properties"). The Properties aggregate approximately 27.6 million square feet, and are comprised of 235 office and office/flex buildings totaling approximately 27.2 million square feet, six industrial/warehouse buildings totaling approximately 387,400 square feet, two multi-family residential complexes consisting of 453 units, two stand-alone retail properties and two land leases. The Properties are located in 12 states, primarily in the Northeast and Southwest, plus the District of Columbia.

Basis of Presentation

The accompanying consolidated financial statements include all accounts of the Operating Partnership and its subsidiaries, including the Property Partnerships. During 1998, the Operating Partnership obtained control of the Property Partnerships pursuant to agreements with the General Partner, as discussed above. Accordingly, the accounts of the Property Partnerships are consolidated with the financial statements of the Operating Partnership effective January 1, 1998. Prior to January 1, 1998, the Operating Partnership accounted for the Property Partnerships under the equity method of accounting. All significant intercompany accounts and transactions have been eliminated. See "Investments in Unconsolidated Majority-Owned Property Partnerships" and "Investments in Partially-Owned Entities" in Note 2 for the Operating Partnership's accounting treatment of unconsolidated partnership interests.

The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. SIGNIFICANT ACCOUNTING POLICIES

Rental
Property Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition and development of rental properties are capitalized. Capitalized development costs include interest, property taxes, insurance and other project costs incurred during the period of construction. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

                  Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

                  Leasehold interests                                   34 years
                  --------------------------------------------------------------
                  Buildings and improvements                       5 to 40 years
                  --------------------------------------------------------------
                  Tenant improvements                 The shorter of the term of
                                                the related lease or useful life
                  --------------------------------------------------------------
                  Furniture, fixtures and equipment                5 to 10 years
                  --------------------------------------------------------------

                  On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired. A property's value is impaired only if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. To the extent an impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. Management does not believe that the value of any of its rental properties is impaired.

Redeemable
Partnership
Units Prior to August 21, 1998, the Operating Partnership accounted for the outstanding common and preferred units not held by the Corporation as redeemable partnership units. These units are classified outside of permanent partners' capital in the accompanying December 31, 1997 balance sheet. These units were initially recorded at their fair value and subsequently adjusted based on the fair value at the balance sheet date as measured by the closing price of the Corporation's common stock on that date multiplied by the total number of units outstanding (see Note 11).

                  Effective August 21, 1998, pursuant to an amendment to the Operating Partnership agreement, in which the Operating Partnership obtained control over the redemption rights of the units, these units were reclassified as a component of permanent partners' capital. The fair value of the reclassified units was measured by the closing price of the Corporation's common stock on that date multiplied by the total number of units outstanding.

Investments in
Unconsolidated
Majority-Owned
Property
Partnerships      Prior to January 1, 1998, the Operating Partnership accounted for its non-controlling 99 percent limited partner interest in the Property Partnerships under the equity method of accounting. These investments were recorded initially at cost, as Investments in Unconsolidated Majority-Owned Property
                  Partnerships, and subsequently adjusted for contributions and distributions and equity in income. During 1998, the Operating
                  Partnership obtained control of the Property Partnerships pursuant to agreements with the General Partner. Accordingly, the accounts of the Property Partnerships are consolidated with the Operating Partnership effective January 1, 1998.

Investments in
Partially-Owned
Entities The Operating Partnership accounts for its investments in partially-owned entities under the equity method of accounting as the Operating Partnership exercises significant influence. These investments are recorded initially at cost, as Investments in Partially-Owned Entities, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. Equity in net income (loss) is included in Parking and Other in the Consolidated Statements of Operations for the three and nine month periods ended September 30, 1998 (see Note 5).

Cash and Cash
Equivalents       All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

Deferred
Financing Costs   Costs incurred in obtaining financing are capitalized and
                  amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $468 and $171 for the three months ended September 30, 1998 and 1997, respectively, and $1,122 and $324 for the nine months ended September 30, 1998 and 1997, respectively.

Deferred
Leasing Costs     Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.
                  Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees provide leasing services to the Properties and receive fees as compensation based on a percentage of adjusted rents. Such fees, which are capitalized and amortized, approximated $589 and none for the three months ended September 30, 1998 and 1997, respectively, and $1,825 and none for the nine months ended September 30, 1998 and 1997, respectively.

Revenue
Recognition       Base rental revenue is recognized on a straight-line basis over the terms of the respective leases. Unbilled rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements. Parking revenue includes income from parking spaces leased to tenants. Rental income on residential property under operating leases having terms generally of one year or less is recognized when earned.

                  Reimbursements are received from tenants for certain costs as provided in the lease agreements. These costs generally include real estate taxes, utilities, insurance, common area maintenance and other recoverable costs (see Note 14).

Income and
Other Taxes       The Operating Partnership is a partnership and, as a result, all income and losses of the partnership are allocated to the partners for inclusion in their respective income tax returns.
                  Accordingly, no provision or benefit for income taxes has been made in the accompanying financial statements.

Interest Rate
Contracts         Interest rate contracts are utilized by the Operating
                  Partnership to reduce interest rate risks. The Operating
                  Partnership does not hold or issue derivative financial instruments for trading purposes.

                  The differentials to be received or paid under contracts designated as hedges are recognized in income over the life of the contracts as adjustments to interest expense. Gains and losses are deferred and amortized to interest expense over the remaining life of the associated debt to the extent that such debt remains outstanding.

Earnings
Per Unit In accordance with the Statement of Financial Accounting Standards No. 128 ("FASB No. 128"), the Operating Partnership presents both basic and diluted earnings per unit ("EPU"). Basic EPU excludes dilution and is computed by dividing net income available to common unitholders by the weighted average number of units outstanding for the period. Diluted EPU reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units, where such exercise or conversion would result in a lower EPU amount.

Distributions
Payable The distributions payable at September 30, 1998 represents distributions payable to common unitholders of record on October 5, 1998 (65,907,963 units), and preferred distributions to preferred unitholders (250,256 preferred units) for the third quarter 1998. The third quarter 1998 common unit distribution of $0.55 per common unit (pro-rated for units issued during the quarter), as well as the third quarter preferred unit distribution of $16.875 per preferred unit (pro-rated for units issued during the quarter), were approved by the General Partner on September 17, 1998 and were paid on October 23, 1998.

Extraordinary
Item Extraordinary item represents the effect resulting from the early settlement of certain debt obligations, net of write-offs of related deferred financing costs, prepayment penalties, yield maintenance payments and other related items.

Underwriting
Commissions
and Costs         Underwriting commissions and costs incurred in connection with the Corporation's stock offerings are reflected as a reduction of additional paid-in-capital.

Stock Options     The Corporation accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles
                  Board Opinion No. 25, "Accounting for Stock Issued to
                  Employees," and related Interpretations ("APB No. 25"). Under
                  APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Corporation's stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Corporation's policy is to grant options with an exercise price equal to the quoted closing market price of the Corporation's stock on the business day preceding the grant date. Accordingly, no compensation cost has been recognized for the Corporation's stock option plans. See Note 10.

Reclassifications Certain reclassifications have been made to prior period balances in order to conform with current period presentation.

3. ACQUISITIONS/TRANSACTIONS

On January 31, 1997, the Operating Partnership acquired 65 properties ("RM Properties") from Robert Martin Company, LLC and affiliates ("RM") for a total cost of approximately $450,000. The cost of the transaction (the "RM Transaction") was financed through the assumption of $185,283 of mortgage indebtedness, the payment of approximately $220,000 in cash, substantially all of which was obtained from the Operating Partnerhip's cash reserves, and the issuance of 1,401,225 common units, valued at $43,788. The RM Properties consist primarily of 54 office and office/flex properties, aggregating approximately 3.7 million square feet, and six industrial/warehouse properties, aggregating approximately 387,400 square feet.

In connection with the RM Transaction, the Operating Partnership was granted a three-year option to acquire two properties (the "Option Properties"), under certain conditions, which were subsequently acquired by the Operating Partnership in August 1997 and September 1998. The Option Properties collateralized a mortgage note receivable which carried an original principal balance of $11,600 ("RM Note Receivable"), which was provided by the Operating Partnership in conjunction with the RM Transaction in 1997. Such mortgage note receivable was subsequently repaid in connection with the Operating Partnership's acquisitions of the Option Properties.

On December 11, 1997, the Operating Partnership acquired 54 office properties, aggregating approximately 9.2 million square feet, (the "Mack Properties") from the Mack Company and Patriot American Office Group (the "Mack Transaction"), pursuant to a Contribution and Exchange Agreement (the "Agreement"), for a total cost of approximately $1,102,024.

The total cost of the Mack Transaction was financed as follows: (i) $498,757 in cash made available from the Operating Partnership's cash reserves and from the $200,000 Prudential Term Loan (see Note 9), (ii) $291,879 in debt assumed by the Property Partnerships (the "Mack Mortgages"), (iii) the issuance of 1,965,886 common units, valued at approximately $66,373, (iv) the issuance of 15,237 Series A preferred units and 215,325 Series B preferred units, valued at approximately $236,491 (collectively, the "Preferred Units"), (v) warrants to purchase 2,000,000 common units (the "Unit Warrants"), valued at approximately $8,524, and (vi) the issuance of Contingent Units, as described below.

The 2,006,432 contingent common units, 11,895 Series A contingent preferred units and 7,799 Series B contingent preferred units (collectively, the "Contingent Units") were issued as contingent non-participating units. Such Contingent Units have no voting, distribution or other rights until such time as they are redeemed into common units, Series A preferred units, and Series B preferred units, respectively. Redemption of such Contingent Units shall occur upon the achievement of certain performance goals relating to certain of the Mack Properties, specifically the achievement of certain leasing activity.

On account of the achievement of certain of the performance goals during the nine months ended September 30, 1998, certain of the Contingent Units were redeemed for a specified amount of common and preferred units (see Note 11).

With the completion of the Mack Transaction on December 11, 1997, the Cali Realty Corporation name was changed to Mack-Cali Realty Corporation, and the name of the Operating Partnership was changed from Cali Realty, L.P. to Mack-Cali Realty, L.P.

In 1997, the Operating Partnership also acquired 13 additional office and office/flex properties, aggregating approximately 1,495,950 square feet, in nine separate transactions with separate sellers, for an aggregate cost of approximately $204,446. Such acquisitions were funded primarily from drawings on the Operating Partnership's credit facilities.

On January 23, 1998, the Operating Partnership acquired 10 acres of vacant land in the Stamford Executive Park, located in Stamford, Fairfield County, Connecticut for approximately $1,341, funded from the Operating Partnership's cash reserves. The vacant land, on which the Operating Partnership has commenced development of a 40,000 square-foot office/flex property, was acquired from RMC Development Co., LLC. In conjunction with the acquisition of the developable land, the Operating Partnership signed a 15-year lease, on a triple-net basis, with a single tenant to occupy the entire property being developed.

On January 30, 1998, the Operating Partnership acquired a 17-building office/flex portfolio, aggregating 748,660 square feet located in the Moorestown West Corporate Center in Moorestown, Burlington County, New Jersey and in Bromley Commons in Burlington, Burlington County, New Jersey. The 17 properties ("McGarvey Properties") were acquired for a total cost of approximately $47,526. The Operating Partnership is under contract to acquire an additional four office/flex properties in the same locations. The Operating Partnership also obtained an option to purchase a property for approximately $3,700, which was subsequently acquired by the Operating Partnership on July 14, 1998. The purchase contract also provides the Operating Partnership a right of first refusal to acquire up to six additional office/flex properties totaling 202,000 square feet upon their development and lease-up. The initial transaction was funded primarily from drawing on one of the Operating Partnership's credit facilities as well as the assumption of mortgage debt with an estimated fair value of approximately $8,354 (the "McGarvey Mortgages"). The McGarvey Mortgages currently have a weighted average annual effective interest rate of 6.24 percent and are secured by five of the office/flex properties acquired.

On February 2, 1998, the Operating Partnership acquired 2115 Linwood Avenue, a 68,000 square-foot vacant office building located in Fort Lee, Bergen County, New Jersey. The building was acquired for approximately $5,164, which was made available from drawing on one of the Operating Partnership's credit facilities. The Operating Partnership is currently redeveloping the property for future lease-up and operation.

On February 5, 1998, the Operating Partnership acquired 500 West Putnam Avenue ("500 West Putnam"), a 121,250 square-foot office building located in Greenwich, Fairfield County, Connecticut. The property was acquired for a total cost of approximately $20,125, funded from drawing on one of the Operating Partnership's credit facilities, as well as the assumption of mortgage debt with an estimated fair value of approximately $12,104, which bears interest at an annual effective interest rate of 6.52 percent.

On February 25, 1998, the Operating Partnership acquired 10 Mountainview Road ("Mountainview"), a 192,000 square-foot office property, located in Upper Saddle River, Bergen County, New Jersey. The property was acquired for approximately $24,754, which was made available from proceeds received from the Operating Partnership's February 1998 offering of common stock (see Note 10).

On March 12, 1998, the Operating Partnership acquired 1250 Capital of Texas Highway South, a 270,703 square-foot office building located in Austin, Travis County, Texas. The property was acquired for a total cost of approximately $37,266, which was made available from drawing on one of the Operating Partnership's credit facilities.

On March 27, 1998, the Operating Partnership acquired four office buildings, a day care center, plus land parcels, and a 50 percent interest in another office building, all of such properties aggregating 859,946 square feet and located in the Prudential Business Campus office complex in Parsippany and Hanover Township, Morris County, New Jersey. The properties and land parcels were acquired for a total cost of approximately $175,895, which funds were made available from the Operating Partnership's cash reserves (provided in part from the proceeds received from the sale of 2,705,628 shares of the Corporation's common stock pursuant to a Stock Purchase Agreement with The Prudential Insurance Company of America, Strategic Value Investors, LLC and Strategic Value Investors International, LLC) (see Note 10) and from drawing on one of the Operating Partnership's credit facilities.

Also, on March 27, 1998, the Operating Partnership acquired ten office properties (the "Pacifica I Acquisition"), located in suburban Denver and Colorado Springs, Colorado from Pacifica Holding Company ("Pacifica"), a private real estate owner and operator in Denver, Colorado, for a total cost of approximately $74,966. Such funds were made available from drawing on one of the Operating Partnership's credit facilities and the issuance of common units (see
Note 11). The Pacifica I Acquisition comprises an aggregate of 620,017 square feet of Pacifica's entire 1.2 million square-foot office portfolio, which consists of 18 office buildings and related operations. On June 8, 1998, the Operating Partnership acquired six of the remaining office buildings and vacant land, located in the Denver Tech Center, as part of the second phase of the Pacifica acquisition (the "Pacifica II Acquisition"). The Pacifica II Acquisition is comprised of an aggregate of approximately 514,427 square feet, as well as 2.5 acres of developable land, and was acquired for a total cost of approximately $80,841, which was made available from drawing on one of the Operating Partnership's credit facilities and the issuance of common units (see
Note 11). The Operating Partnership currently is a party to a letter of intent to acquire the remaining two office buildings, encompassing 95,360 square feet from Pacifica for an aggregate purchase price of approximately $12,000. William
L. Mack, a director and equity holder of the Operating Partnership, was an indirect owner of an interest in certain of the buildings contained in the Pacifica portfolio.

On March 30, 1998, the Operating Partnership acquired two office buildings, aggregating 303,940 square feet, in the Morris County Financial Center located in Parsippany, Morris County, New Jersey. The properties were acquired for a total cost of approximately $52,763, which was made available from drawing on one of the Operating Partnership's credit facilities.

On May 13, 1998, the Operating Partnership acquired 3600 South Yosemite, a 133,743 square-foot office building located in Denver, Denver County, Colorado. The property was acquired for approximately $13,555, which was made available from drawing on one of the Operating Partnership's credit facilities.

On May 14, 1998, the Operating Partnership acquired One Ramland Road, a 232,000 square-foot office/flex building plus adjacent developable land, located in Orangeburg, Rockland County, New York. The property and land were acquired for a total cost of approximately $7,000, which was made available from the Operating Partnership's cash reserves. Subsequently, on August 20, 1998, the Operating Partnership contributed the property and land to a joint venture with a third party. The purpose of the joint venture is the ownership, management and operation of the building and ownership of the land parcel for future development (see Note 5).

On May 22, 1998, the Operating Partnership acquired 500 College Road East, a 158,235 square-foot office building, located in Princeton, Mercer County, New Jersey. The property was acquired for approximately $21,334, which was made available from drawing on one of the Operating Partnership's credit facilities. The property was acquired subject to a ground lease which is prepaid through 2031, and has two 10-year renewal options, at rent levels as defined in the ground lease agreement.

On June 1, 1998, the Operating Partnership acquired two office buildings and entered into a contract to acquire a third office building and developable land, all from related sellers, as further described below. The Operating Partnership acquired on June 1, 1998, 1709 New York Avenue Northwest and 1400 L Street Northwest, two office properties aggregating 325,000 square feet located in Washington, D.C. The properties were acquired for a total cost of approximately $90,375, which was made available from drawing on one of the Operating Partnership's credit facilities. Subsequently, on July 16, 1998, the Operating Partnership acquired 4200 Parliament Drive, a 122,000 square-foot office property, plus adjacent developable land, located in Lanham, Prince George's County, Maryland. The property and land were acquired for a total cost of approximately $15,771, which was made available from drawing on one of the Operating Partnership's credit facilities.

On June 3, 1998, the Operating Partnership acquired 400 South Colorado Boulevard, a 125,415 square-foot office building, located in Denver, Denver County, Colorado. The property was acquired for approximately $12,082, which was made available from drawing on one of the Operating Partnership's credit facilities.

On June 8, 1998, the Operating Partnership completed construction of Two Center Court, a 30,600 square-foot office/flex building, located in the Operating Partnership's Commercenter Office Park, in Totowa, Passaic County, New Jersey. The property was constructed for a cost of approximately $2,231.

On July 14, 1998, the Operating Partnership acquired 1510 Lancer Road, an 88,000 square-foot office/flex building, located in Moorestown West Corporate Center in Moorestown, Burlington County, New Jersey, for approximately $3,700, which was made available from drawing on one of the Operating Partnership's credit facilities. As previously mentioned, the property was acquired through the Operating Partnership's exercise of a purchase option obtained in the acquisition of the McGarvey Properties from the same seller on January 30, 1998.

On September 10, 1998, the Operating Partnership acquired 40 Richards Avenue, a 146,000 square-foot office building, located in Norwalk, Fairfield County, Connecticut. The Operating Partnership acquired the property for a total cost of approximately $19,444, which was funded through the issuance of common units (see Note 11) and from the Operating Partnership's cash reserves.

On September 15, 1998, the Operating Partnership acquired Seven Skyline Drive, a 117,000 square-foot office building, located in Hawthorne, Westchester County, New York, through the exercise of a purchase option obtained in the RM Transaction. The acquisition of the Option Property, with a total cost of approximately $13,343, was funded from the Operating Partnership's cash reserves, net of the repayment by the seller of the remaining balance of the RM Note Receivable (see Note 8).

With respect to the acquisitions completed prior to January 1, 1998, except for four Properties aggregating $61,994 which are wholly-owned by the Operating Partnership, all acquisitions were made by the Property Partnerships, in which the Operating Partnership owns a 99 percent limited partnership interest.

4. INVESTMENTS IN UNCONSOLIDATED MAJORITY-OWNED PROPERTY PARTNERSHIPS

Prior to January 1, 1998, the Operating Partnership accounted for its non-controlling 99 percent limited partner interests in the Property Partnerships under the equity method of accounting. During 1998, the Operating Partnership obtained control of the Property Partnerships pursuant to agreements with the General Partner. Accordingly, the accounts of the Property Partnerships are consolidated with the Operating Partnership effective January 1, 1998.

The following is the summarized financial data of the Property Partnerships:

                                                                     December 31
                                                                         1997
--------------------------------------------------------------------------------
    Assets:
       Rental property, net                                           $2,461,535
       Other assets                                                       52,349
--------------------------------------------------------------------------------
    Total assets                                                      $2,513,884
================================================================================
    Liabilities and partners' capital:
       Mortgages and loans payable                                    $  650,550
       Other liabilities                                                  41,720
       Partners' capital                                               1,821,614
--------------------------------------------------------------------------------
    Total liabilities and partners' capital                           $2,513,884
================================================================================

                                         Three Months Ended    Nine Months Ended
                                         September 30, 1997   September 30, 1997
--------------------------------------------------------------------------------
    Rental and other revenues              $   61,550            $  171,719
    Operating and other expenses              (20,192)              (55,911)
    Interest expense                           (7,960)              (26,593)
    Depreciation and amortization              (9,326)              (25,591)
    Extraordinary item                         (6,746)               (6,746)
--------------------------------------------------------------------------------
    Net income                             $   17,326            $   56,878
================================================================================

5. INVESTMENTS IN PARTIALLY-OWNED ENTITIES

On March 27, 1998, the Operating Partnership acquired a 50 percent interest in an existing joint venture, which owns and operates Nine Campus Drive, a 156,495 square-foot office building, located in the Prudential Business Campus office complex in Parsippany, Morris County, New Jersey, as previously mentioned (see
Note 3).

On April 23, 1998, the Operating Partnership entered into a joint venture agreement with HCG Development, L.L.C. and Summit Partners I, L.L.C. to form HPMC Development Partners, L.P. The venture was formed for the purpose of investing in, holding, rehabilitating, developing, managing, maintaining, and operating real estate investments, primarily in California. The venture's efforts have focused on two development projects, commonly referred to as Continental Grand and Summit Ridge. Continental Grand is a 4.2 acre site located in El Segundo, Los Angeles County, California, where the venture owns and has commenced construction of a 237,000 square-foot office property. Summit Ridge is a 7.3 acre site located in San Diego, San Diego County, California, which the venture plans to acquire and build a 132,000 square-foot office/flex property. The Operating Partnership is required to make capital contributions to the venture totaling up to $19,200, pursuant to the partnership agreement. Through September 30, 1998, the Operating Partnership has invested approximately $12,814 in the venture. Amongst other things, the partnership agreement provides for a preferred return on the Operating Partnership's invested capital in the venture, in addition to the Operating Partnership's proportionate share of the venture's profit, as defined in the agreement.

On April 30, 1998, the Operating Partnership acquired a 49.9 percent interest in an existing joint venture, which owns Convention Plaza, a 305,000 square-foot office building, located in San Francisco, San Francisco County, California. The Operating Partnership acquired its interest in the venture for a total initial investment of approximately $11,818, through the issuance of common units (see
Note 11) and funds drawn from the Operating Partnership's credit facilities.

On May 20, 1998, the Operating Partnership entered into a joint venture agreement with Columbia Development Corp. to form American Financial Exchange L.L.C. The venture was formed to initially acquire land for future development, located on the Hudson River waterfront in Jersey City, Hudson County, New Jersey, adjacent to the Operating Partnership's Harborside property. The Operating Partnership has invested approximately $10,443 in the joint venture through September 30, 1998 and holds a 50 percent interest. Amongst other things, the partnership agreement provides for a preferred return on the Operating Partnership's invested capital in the venture, in addition to the Operating Partnership's proportionate share of the venture's profit, as defined in the agreement. The joint venture has acquired land on which it has constructed a parking facility, which is currently leased to a parking operator under a 10-year lease. Such parking facility serves the recently-commenced ferry service between the Harborside property and Manhattan.

On July 21, 1998, the Operating Partnership entered into a second venture agreement with HCG Development, L.L.C. and Summit Partners I, L.L.C. to form HPMC Lava Ridge Partners, L.P. The venture was formed for the purpose of investing in, holding, rehabilitating, developing, managing, maintaining, and operating real estate investments. The venture has commenced construction of three two-story buildings aggregating 183,200 square-feet of office space on a
12.1 acre site located in Roseville, Placer County, California. The Operating Partnership is required to make capital contributions to the venture totaling up to $5,600, pursuant to the partnership agreement. Through September 30, 1998, the Operating Partnership has invested approximately $2,727 in the venture. Amongst other things, the partnership agreement provides for a preferred return on the Operating Partnership's invested capital in the venture, in addition to the Operating Partnership's proportionate share of the venture's profit, as defined in the agreement.

On August 20, 1998, the Operating Partnership entered into a joint venture agreement with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C. The venture was formed to own, manage and operate One Ramland Road, a 232,000 square-foot office/flex building plus adjacent developable land, located in Orangeburg, Rockland County, New York, as previously mentioned (see Note 3). The Operating Partnership has invested approximately $3,749 in the joint venture through September 30, 1998, and holds a 50 percent interest.

On September 18, 1998, the Operating Partnership entered into a joint venture agreement with The Prudential Insurance Company of America to form Ashford Loop Associates L.P. The venture was formed to own, manage and operate 1001 South Dairy Ashford, a 130,000 square-foot office building, located in Houston, Harris County, Texas, and a second office property which is currently under contract. The Operating Partnership has invested approximately $2,110 in the joint venture through September 30, 1998, and holds a 20 percent interest.

The following is a combined summary of the financial position of the partially-owned entities in which the Operating Partnership has investment interests as of September 30, 1998:

                                                                   September 30,
                                                                       1998
--------------------------------------------------------------------------------
       Assets:
         Rental property, net                                         $82,845
         Other assets                                                  14,136
--------------------------------------------------------------------------------
         Total assets                                                 $96,981
================================================================================
         Liabilities and partners' equity:
              Mortgage payable                                        $39,566
              Other liabilities                                         2,303
              Partners' equity                                         55,112
--------------------------------------------------------------------------------
         Total liabilities and partners' equity                       $96,981
================================================================================

The following is a combined summary of the results of operations of the partially-owned entities in which the Operating Partnership has investment interests (from the date of the Operating Partnership's initial investment through the end of the period for existing joint ventures) for the three and nine month periods ended September 30, 1998:

                                                          Three Months Ended         Nine Months Ended
                                                          September 30, 1998        September 30, 1998
------------------------------------------------------------------------------------------------------
       Rental and other revenues                             $  2,912                $   4,718
       Operating and other expenses                            (1,112)                  (1,769)
       Interest expense                                          (787)                  (1,293)
       Depreciation and amortization                             (591)                  (1,070)
------------------------------------------------------------------------------------------------------
       Net income                                            $    422                $     586
======================================================================================================
       Operating Partnership's share of net income           $    323                $     419
------------------------------------------------------------------------------------------------------

6. DEFERRED CHARGES AND OTHER ASSETS

                                                    September 30,   December 31,
                                                        1998           1997
--------------------------------------------------------------------------------
    Deferred leasing costs                           $   30,331       $    45
    Deferred financing costs                              8,203         3,187
--------------------------------------------------------------------------------
                                                         38,534         3,232
    Accumulated amortization                            (12,061)         (490)
--------------------------------------------------------------------------------
    Deferred charges, net                                26,473         2,742
    Prepaid expenses and other assets                     9,612         1,924
--------------------------------------------------------------------------------

    Total deferred charges and other assets, net     $   36,085       $ 4,666
================================================================================

7. RESTRICTED CASH

Restricted cash includes security deposits for the Operating Partnership's residential properties and certain commercial properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following:

                                                    September 30,   December 31,
                                                       1998            1997
--------------------------------------------------------------------------------
     Escrow and other reserve funds                 $    319          $    --
     Security deposits                                 5,358               --
--------------------------------------------------------------------------------

     Total restricted cash                          $  5,677          $    --
================================================================================

8. MORTGAGE NOTE RECEIVABLE

In connection with the RM Transaction on January 31, 1997, the Operating Partnership provided a $11,600 non-recourse mortgage loan (the "RM Note Receivable") to entities controlled by the RM principals, which bore interest at an annual rate of 450 basis points over one-month LIBOR (5.38 percent at September 30, 1998). The RM Note Receivable, which was secured by the Option Properties and guaranteed by certain of the RM principals, was scheduled to mature on February 1, 2000. In conjunction with the acquisition of one of the Option Properties on August 15, 1997, the sellers of the property, certain RM principals, prepaid $4,350 of the RM Note Receivable. The RM Note Receivable was subsequently prepaid in full in connection with the acquisition of the second Option Property on September 15, 1998 (see Note 3). The Operating Partnership received a prepayment fee of $152 with the retirement of the RM Note Receivable.

On March 6, 1998, prior to the completion of the Pacifica I Acquisition, the Operating Partnership provided a $20,000 mortgage loan to an entity controlled by certain principals of Pacifica. Such mortgage loan was secured by an office property in California and bore interest at an annual rate of 9.25 percent. The mortgage loan was subsequently prepaid in full by the borrower on June 10, 1998. The Operating Partnership received a prepayment fee of $200 with the retirement of the mortgage loan.

9. MORTGAGES AND LOANS PAYABLE
                                                September 30,       December 31,
                                                     1998              1997
--------------------------------------------------------------------------------
    Prudential Mortgages                        $   210,744          $ 200,000
    TIAA Mortgage                                   185,283                 --
    Harborside Mortgages                            150,000                 --
    Mitsubishi Mortgages                             72,204                 --
    CIGNA Mortgages                                  47,359                 --
    Other Mortgages                                  78,815                 --
    Revolving Credit Facilities                     655,588            122,100
    Contingent Obligation                             6,046                 --
--------------------------------------------------------------------------------
    Total mortgages and loans payable           $ 1,406,039          $ 322,100
================================================================================

PRUDENTIAL MORTGAGES

The Operating Partnership has mortgage debt from The Prudential Insurance Company of America and its subsidiaries (the "Prudential Mortgages") aggregating $210,744 and $200,000 as of September 30, 1998 and December 31, 1997,
respectively, comprised of the following:

The Operating Partnership has certain non-recourse mortgage debt, aggregating $60,744 in principal as of September 30, 1998, with The Prudential Insurance Company of America ("Prudential"), substantially all of which was assumed in the Mack Transaction. Such mortgages, which are secured by three properties, bear interest at a weighted average fixed rate of 8.31 percent, all of which require monthly payments of interest. Certain of the mortgages require monthly payments of principal, in addition to interest, on various term amortization schedules. The mortgages mature between October 2003 and July 2004.

On December 10, 1997, the Operating Partnership obtained a $200,000 term loan (the "Prudential Term Loan") from Prudential Securities Corp. ("PSC"). The proceeds of the loan were used to fund a portion of the cash consideration in completion of the Mack Transaction. The loan had a one-year term and interest payments were required monthly at an interest rate of 110 basis points over one-month LIBOR. The loan was a recourse loan secured by 11 properties owned by the Property Partnership and located in New Jersey. The Prudential Term Loan was retired in April 1998, simultaneous with the Operating Partnership obtaining the $150,000 Prudential Mortgage Loan, as described below. On account of prepayment fees, loan origination fees, legal fees and other costs incurred in the retirement of the Prudential Term Loan, an extraordinary loss of $52 was recorded for the nine months ended September 30, 1998.

On April 30, 1998, the Operating Partnership obtained a $150,000, interest-only, non-recourse mortgage loan from Prudential ("$150,000 Prudential Mortgage Loan"). The loan, which is secured by 12 of the Operating Partnership's properties, has an effective annual interest rate of 7.10 percent and a seven-year term. The Operating Partnership, at its option, may convert the mortgage loan to unsecured debt upon achievement by the Operating Partnership of a credit rating of Baa3/BBB- or better. The mortgage loan is prepayable in whole or in part subject to certain provisions, including yield maintenance. The proceeds of the new loan were used, along with funds drawn from one of the Operating Partnership's credit facilities, to retire the Prudential Term Loan, as well as approximately $48,224 of the Other Mortgages, as hereinafter defined.

TIAA MORTGAGE

In connection with the RM Transaction, on January 31, 1997, one of the Property Partnerships assumed a $185,283 non-recourse mortgage loan with Teachers Insurance and Annuity Association of America ("TIAA"), with interest only payable monthly at a fixed annual rate of 7.18 percent (the "TIAA Mortgage"). The TIAA Mortgage is secured and cross-collateralized by 43 of the RM Properties and matures on December 31, 2003. The Property Partnership, at its option, may convert, without any yield maintenance obligation or prepayment premium, the TIAA Mortgage to unsecured public debt upon achievement by the Operating Partnership of a credit rating of Baa3/BBB- or better. The TIAA Mortgage is prepayable in whole or in part subject to certain provisions, including yield maintenance which is generally 100 basis points over United States Treasury obligations or similar maturity to the remaining maturity of the TIAA Mortgage at the time prepayment is being sought.

HARBORSIDE MORTGAGES

In connection with the acquisition of Harborside Financial Center
("Harborside"), on November 4, 1996, one of the Property Partnerships assumed existing mortgage debt and was provided seller-financed mortgage debt aggregating

$150,000. The existing non-recourse mortgage financing, with a principal balance of $102,601 and $104,768 as of September 30, 1998 and December 31, 1997,
respectively, bears interest at a fixed rate of 7.32 percent and matures on January 1, 2006. The seller-provided mortgage financing, with a principal balance of $47,399 and $45,232 as of September 30, 1998 and December 31, 1997, respectively, matures on January 1, 2006 and initially bears interest at an annual rate of 6.99 percent. The interest rate on the seller-provided financing will be reset at the end of the third and sixth loan years based on the yield of the three-year treasury obligation at that time, with spreads of 110 basis points in years four through six and 130 basis points in years seven through maturity. The Operating Partnership has entered into an interest rate hedging agreement on the seller-provided financing for years four through six (see "Interest Rate Contracts").

MITSUBISHI MORTGAGES

In connection with the Mack Transaction, the Property Partnerships assumed non-recourse, variable-rate mortgage debt (the "Mitsubishi Mortgages") aggregating $72,204 in principal as of September 30, 1998 and December 31, 1997 with Mitsubishi Trust and Banking Corporation. Such mortgages, which are secured by two of the Mack Properties, bear interest at a variable rate of 65 basis points over LIBOR and mature between January 2008 and January 2009.

CIGNA MORTGAGES

In connection with the Mack Transaction, the Property Partnerships assumed non-recourse mortgage debt (the "CIGNA Mortgages") aggregating $47,359 and $86,650 in principal as of September 30, 1998 and December 31, 1997, respectively, with Connecticut General Life Insurance Company (CIGNA). Such mortgages, which are secured by five of the Mack Properties, bear interest at a weighted average annual fixed rate of 7.85 percent and require monthly payments of interest and principal on various term amortization schedules. The various mortgages mature between December 1998 and October 2003. In April 1998, simultaneous with the Operating Partnership obtaining the $150,000 Prudential Mortgage Loan, as described above, the Property Partnerships retired one of the CIGNA Mortgages with a principal balance of $27,835.

OTHER MORTGAGES

The Property Partnerships have mortgage debt ("Other Mortgages") aggregating $78,815 and $88,474 in principal as of September 30, 1998 and December 31, 1997, respectively, with eight different lenders, all of which were assumed in the Mack Transaction as well as the 1998 acquisitions of the McGarvey Properties and 500 West Putnam, and are secured by 14 individual properties. As of September 30, 1998, the Other Mortgages bear interest at a weighted average annual fixed effective rate of 6.92 percent, and require monthly payments of principal and interest on various term amortization schedules. The Other Mortgages mature between February 1999 and October 2010. Variable rate debt included in Other Mortgages, aggregating $20,338, which bore interest at 115 basis points over LIBOR, was retired in April 1998, simultaneous with the Operating Partnership obtaining the $150,000 Prudential Mortgage Loan, as described above. On account of prepayment fees, legal fees and other costs incurred in the retirement of certain of the Other Mortgages in April 1998, an extraordinary loss of $140 was recorded for the nine months ended September 30, 1998.

MORTGAGE FINANCING

Concurrent with the Corporation's initial public offering in August 1994 ("IPO"), the Corporation's initial operating subsidiaries, which are certain entities included in the Property Partnerships, issued five-year mortgage notes with an aggregate principal balance of $144,500 secured and cross-collateralized by the original properties included in the IPO ("Original Properties") to an affiliate ("PSI") of Prudential Securities Inc. PSI then issued commercial mortgage pay-through bonds ("Bonds") collateralized by the mortgage notes.
Bonds with an aggregate principal balance of $70,000 were purchased by unrelated third parties. Bonds with an aggregate principal balance of $74,500 were purchased by the Operating Partnership which are reflected as loans receivable in the accompanying financial statements. As a result, the Corporation's combined initial mortgage financing was $70,000 (the "Mortgage Financing"). Approximately $38,000 of the $70,000 was guaranteed under certain conditions by certain partners of the Cali Group partnerships which owned the Original Properties. The Mortgage Financing required monthly payments of interest only, with all principal and any accrued but unpaid interest due in August 1999. $62,000 of loans bore interest equal to a fixed rate of 8.02 percent per annum and the remaining $82,500 bore interest at floating rates ranging from 100 basis points over one-month LIBOR to 290 basis points over one month LIBOR with a lifetime interest rate cap of 11.6 percent. Pursuant to the terms of the loans, the Property Partnerships were required to escrow $143 per month for tenant improvements and leasing commissions and $53 per month for capital improvements.

On August 12, 1997, the Property Partnerships retired the Mortgage Financing and the Bonds held by the Operating Partnership with funds made available primarily from drawing on the Original Unsecured Facility (see below). As a result of prepayment fees, loan origination fees, legal fees and other costs incurred in the retirement of the Mortgage

Financing, an extraordinary loss of $6,746 (including the prepayment of $3,425 paid to the Operating Partnership described below), was recorded by the Property Partnerships for the year ended December 31, 1997. Prepayment fees of $3,425 were paid to the Operating Partnership to retire the $74,500 Bonds held by the Operating Partnership, which was recorded by the Operating Partnership as interest income in the accompanying financial statements.

REVOLVING CREDIT FACILITIES

      Original Unsecured Facility

      On August 6, 1997, the Operating Partnership obtained an unsecured revolving credit facility (the "Original Unsecured Facility") in the amount of $400,000 from a group of 13 lender banks. The facility carried a three-year term and bore interest at 125 basis points over one-month LIBOR.

      The terms of the Original Unsecured Facility included certain restrictions and covenants which limited, among other things, dividend payments and additional indebtedness and which required compliance with specified financial ratios and other financial measurements. The facility also required a fee on the unused balance payable quarterly in arrears, at a rate ranging from one-eighth of one percent to one-quarter of one percent of such balance, depending on the level of borrowings outstanding in relation to the total facility commitment.

      The Operating Partnership had outstanding borrowings of $122,100 at December 31, 1997, under the Original Unsecured Facility. The Original Unsecured Facility was repaid in full and retired in connection with the Operating Partnership obtaining the 1998 Unsecured Facility in April 1998, as described below. On account of prepayment fees, loan origination fees, legal fees and other costs incurred in the retirement of the Original Unsecured Facility, an extraordinary loss of $2,478 was recorded for the nine months ended September 30, 1998.

      1998 Unsecured Facility

      On April 17, 1998, the Operating Partnership repaid in full and terminated the Original Unsecured Facility and obtained a new unsecured revolving credit facility (the "1998 Unsecured Facility") in the amount of $870,000 from a group of 25 lender banks, led by The Chase Manhattan Bank and Fleet National Bank. In July 1998, the 1998 Unsecured Facility was expanded to $900,000 with the addition of two new lender banks into the facility, bringing the total number of participants to 27 banking institutions. The 1998 Unsecured Facility has a three-year term and currently bears interest at 110 basis points over LIBOR, a reduction of 15 basis points from the retired Original Unsecured Facility. Based upon the Operating Partnership's achievement of an investment grade unsecured debt rating, the interest rate will be reduced, on a sliding scale, and a competitive bid option will become available.

      The terms of the 1998 Unsecured Facility include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the maximum leverage ratio, the maximum amount of secured indebtedness, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations. The dividend restriction referred to above provides that, except to enable the Corporation to continue to qualify as a REIT under the Code, the Corporation will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90 percent of funds from operations for such period, subject to certain other adjustments. The 1998 Unsecured Facility also requires a 17.5 basis point fee on the unused balance payable quarterly in arrears.

      The lending group for the 1998 Unsecured Facility consists of: The Chase Manhattan Bank, as administrative agent; Fleet National Bank, as syndication agent; PNC Bank, N.A., as documentation agent; Bankers Trust, Commerzbank, AG, The First National Bank of Chicago, First Union National Bank and NationsBank, as managing agents; Creditanstalt Corporate Finance, Inc., Dresdner Bank, AG, European American Bank, Hypo Bank, Societe Generale and Summit Bank, as co-agents; and Kredietbank, N.V., Key Bank, Mellon Bank, N.A., The Bank of New York, Citizens Bank, Crestar, DG Bank, Tokai Bank, US Trust, Bayerische Landesbank, Erste Bank, BankLeumi USA and Bank One, Arizona, NA.

      Prudential Facility

      The Operating Partnership has a revolving credit facility (the "Prudential Facility") from PSC in the amount of $100,000, which currently bears interest at 110 basis points over one-month LIBOR, with a maturity date of March 31, 1999. In July 1998, the Prudential Facility's maturity date was extended to September 30, 1999. The Prudential Facility is a recourse liability of the Operating Partnership and is secured by the Operating Partnership's equity interest in Harborside. The Prudential Facility limits the ability of the Operating Partnership to make any distributions during any fiscal quarter in an amount in excess of 100 percent of the Operating Partnership's available funds from operations for the immediately preceding fiscal quarter (except to the extent such excess distributions or dividends are attributable to gains from the sale of the Operating Partnership's assets or are required for the Corporation to maintain its status as a REIT under the Code); provided, however, that the Operating Partnership may make distributions and pay dividends in excess of 100 percent of available funds from operations for the preceding fiscal quarter for not more than three consecutive quarters. In addition to the foregoing, the Prudential Facility limits the liens placed upon the subject property and certain collateral, the use of proceeds from the Prudential Facility, and the maintenance of ownership of the subject property and assets derived from said ownership. The Operating Partnership had no outstanding borrowings at September 30, 1998 and December 31, 1997 under the Prudential Facility.

CONTINGENT OBLIGATION

As part of the Harborside acquisition, a Property Partnership agreed to make payments (with an estimated net present value of approximately $5,252 at acquisition date) to the seller for development rights ("Contingent Obligation") if and when the Property Partnership commences construction on the acquired site during the next several years. However, the agreement provides, among other things, that even if the Property Partnership does not commence construction, the seller may nevertheless require the Property Partnership to acquire these rights during the six-month period after the end of the sixth year. After such period, the seller's option lapses, but any development in years 7 through 30 will require a payment, on an increasing scale, for the development rights. The Property Partnership is currently in the pre-development phase of a long-range plan to develop the Harborside site on a multi-property, multi-use basis.

For the nine months ended September 30, 1998, interest was imputed on the Contingent Obligation, thereby increasing the balance of the Contingent Obligation from $5,734 as of December 31, 1997 to $6,046 as of September 30, 1998.

INTEREST RATE CONTRACTS

On May 24, 1995, the Operating Partnership entered into an interest rate swap agreement with a commercial bank. The swap agreement fixes the Operating Partnership's one-month LIBOR base for 6.285 percent per annum on a notional amount of $24,000 through August 1999.

On January 23, 1996, the Operating Partnership entered into an interest rate swap agreement with a commercial bank. This swap agreement has a three-year term and a notional amount of $26,000, which fixes the Operating Partnership's one-month LIBOR base to 5.265 percent per annum.

On October 1, 1998, the Operating Partnership entered into a forward treasury rate lock agreement with a commercial bank. This agreement locked a forward yield of 4.089 percent for the 3-Year U.S. Treasury Note effective November 4, 1999, with a notional amount of $50,000. This agreement will be used to fix the Index Rate on $50,000 of the Harborside mortgages, for which the Operating Partnership's borrowing rate re-sets for three years beginning November 4, 1999 to the 3-year U.S. Treasury Note plus 110 basis points (see "Harborside Mortgages").

The Operating Partnership is exposed to credit loss in the event of non-performance by the other parties to the interest rate contracts. However, the Operating Partnership does not anticipate non-performance by either of the counter parties.

CASH PAID FOR INTEREST & INTEREST CAPITALIZED

Cash paid for interest for the nine months ended September 30, 1998 and 1997 was $67,550 and $5,664, respectively. Interest capitalized by the Operating Partnership for the nine months ended September 30, 1998 and 1997 was $1,996 and none, respectively.

10. PARTNERS' CAPITAL

Partners' capital in the accompanying financial statements of the Operating Partnership, prior to August 21, 1998, relates to common units held by the Corporation in the Operating Partnership, in addition to certain unit warrants in the Operating Partnership issued in conjunction with the Mack Transaction. Subsequent to August 21, 1998, partners' capital also includes common units held by the limited partners and Preferred Units held by the preferred unitholders.

Net income allocated to the preferred unitholders and limited partners in the accompanying Statement of Partners' Capital reflects their pro-rata share of net income and distributions subsequent to August 21, 1998. Net income and distributions for the period prior to August 21, 1998 is included in the changes in redeemable partnership units (see Note 11).

On May 15, 1997, the stockholders of the Corporation approved an increase in the authorized shares of common stock in the Corporation to 190,000,000.

On October 15, 1997, the Corporation completed an underwritten public offer and sale of 13,000,000 shares (the "1997 Offering") of its common stock. The Corporation received approximately $489,116 in net proceeds (after offering costs) from the 1997 Offering. The Corporation used $160,000 of such proceeds to repay outstanding borrowings on its Original Unsecured Facility and the remainder of the proceeds to fund a portion of the purchase price of the Mack Transaction, for other potential acquisitions, and for general corporate purposes.

On February 25, 1998, the Corporation completed an underwritten public offer and sale of 2,500,000 shares of its common stock and used the net proceeds, which totaled approximately $92,194 (after offering costs) to pay down a portion of its outstanding borrowings under the Operating Partnership's credit facilities and fund the acquisition of Mountainview (see Note 3).

On March 18, 1998, in connection with the acquisition of Prudential Business Campus, the Corporation completed an offer and sale of 2,705,628 shares of its common stock using the net proceeds of approximately $99,899 (after offering costs) in the funding of such acquisition (see Note 3).

On March 27, 1998, the Corporation completed an underwritten public offer and sale of 650,407 shares of its common stock and used the net proceeds, which totaled approximately $23,690 (after offering costs) to pay down a portion of its outstanding borrowings under the Operating Partnership's credit facilities.

On April 29, 1998, the Corporation completed an underwritten offer and sale of 994,228 shares of its common stock and used the net proceeds, which totaled approximately $34,570 (after offering costs), primarily to pay down a portion of its outstanding borrowings under the Operating Partnership's credit facilities.

On May 29, 1998, the Corporation completed an underwritten offer and sale of 984,615 shares of its common stock and used the net proceeds, which totaled approximately $34,100 (after offering costs), primarily to pay down a portion of its outstanding borrowings under the Operating Partnership's credit facilities.

The proceeds of the above offerings were contributed by the Corporation to the Operating Partnership in exchange for units.

On August 6, 1998, the Board of Directors of the Corporation authorized a share repurchase program ("Repurchase Program") under which the Corporation was permitted to purchase up to $100,000 of the Corporation's common stock. Purchases could be made from time to time in open market transactions at prevailing prices or through privately negotiated transactions. For the period ended September 30, 1998, the Corporation purchased, for constructive retirement, 694,700 shares of its common stock for an aggregate cost of approximately $20,525. Concurrent with these purchases, the Corporation sold to the Operating Partnership 694,700 common units for approximately $20,525. Subsequently, through November 3, 1998, the Corporation purchased, for constructive retirement, an additional 103,000 shares of its outstanding common stock for an aggregate cost of approximately $2,873. Concurrent with these purchases, the Corporation sold to the Operating Partnership 103,000 common units for approximately $2,873.

The Corporation and the Operating Partnership filed a registration statement for an aggregate of $2.0 billion in debt securities, preferred stock and preferred stock represented by depositary shares. On September 25, 1998, the registration statement was declared effective by the SEC.

Unit Warrants

As described in Note 3, in connection with the funding of the Mack Transaction, the Operating Partnership granted warrants to purchase 2,000,000 common units. The Unit Warrants are exercisable at any time after one year from the date of their issuance and prior to the fifth anniversary date thereof at an exercise price of $37.80 per common unit.

Stock Option Plans

In 1994, and as subsequently amended, the Corporation established the Mack-Cali Employee Stock Option Plan ("Employee Plan") and the Mack-Cali Director Stock Option Plan ("Director Plan") under which a total of 5,380,188 shares (subject to adjustment) of the Corporation's common stock have been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director
Plan). Stock options granted under the Employee Plan in 1994 and 1995 become exercisable over a three-year period and those options granted under the Employee Plan in 1996 and 1997 become exercisable over a five-year period. All stock options granted under the Director Plan become exercisable in one year. All options were granted at the fair market value at the dates of grant and have terms of ten years. As of September 30, 1998, and December 31, 1997, the stock options outstanding had a weighted average remaining contractual life of approximately
8.7 and 9.0 years, respectively.

As a result of certain provisions contained in certain of the Corporation's executive officers' employment agreements, on December 11, 1997, the Mack Transaction triggered the accelerated vesting of unvested stock options held by such officers on that date.

Information regarding the Corporation's stock option plans is summarized below:

                                                                      Weighted
                                                       Shares          Average
                                                       Under          Exercise
                                                       Options         Price
   -----------------------------------------------------------------------------
    Outstanding at January 1, 1995                     625,000          $17.23
         Granted                                       230,200           17.69
         Exercised                                          --              --
         Lapsed or canceled                              3,588           17.25
   -----------------------------------------------------------------------------
    Outstanding at December 31, 1995                   851,612           17.36
         Granted                                       809,700           23.97
         Exercised                                     126,041           17.25
         Lapsed or canceled                              7,164           19.52
   -----------------------------------------------------------------------------
    Outstanding at December 31, 1996                 1,528,107           20.86
         Granted                                     2,126,538           37.35
         Exercised                                     337,282           21.33
         Lapsed or canceled                             30,073           22.62
   -----------------------------------------------------------------------------
    Outstanding at December 31, 1997                 3,287,290           31.47
         Granted                                     1,048,620           35.90
         Exercised                                     262,930           20.47
         Lapsed or canceled                            119,314           36.76
   -----------------------------------------------------------------------------
    Outstanding at September 30, 1998                3,953,666          $33.21
   =============================================================================
    Options exercisable at December 31, 1997         1,004,618          $25.22
    Options exercisable at September 30, 1998        1,179,407          $26.34
   -----------------------------------------------------------------------------
    Available for grant at December 31, 1997         1,629,575
    Available for grant at September 30, 1998          700,269
   -----------------------------------------------------------------------------

Stock Warrants

On January 31, 1997, in conjunction with the completion of the RM Transaction, the Corporation granted a total of 400,000 warrants to purchase an equal number of shares of common stock ("Stock Warrants") at $33 per share (the market price at date of grant) to Timothy Jones, Brad Berger and certain other Corporation employees formerly with RM. Such warrants vest equally over a three-year period and have a term of ten years. The unvested warrants held by Timothy Jones and Brad Berger became immediately exercisable on December 11, 1997 as a result of provisions contained in their employment agreements, which were triggered by the Mack Transaction.

On December 12, 1997, in conjunction with the completion of the Mack Transaction, the Corporation granted a total of 491,756 Stock Warrants to purchase an equal number of shares of common stock at $38.75 per share (the market price at date of grant) to Mitchell Hersh, and certain Corporation executives formerly with the Patriot American Office Group. Such warrants vest equally over a five-year period and have a term of ten years.

Stock Compensation

In January 1997, the Corporation entered into employment contracts with seven of its key executives which provided for, among other things, compensation in the form of stock awards ("Restricted Stock Awards") and Corporation-financed stock purchase rights ("Stock Purchase Rights"), and associated tax obligation payments. In connection with the Restricted Stock Awards, the executives were to receive 199,070 shares of the Corporation's common stock vesting over a five-year period contingent on the Corporation meeting certain performance objectives. Additionally, pursuant to the terms of the Stock Purchase Rights, the Corporation provided fixed rate, non-recourse loans, aggregating $4,750, to such executives to finance their purchase of 152,000 shares of the Corporation's common stock, which the Corporation agreed to forgive ratably over five years, subject to continued employment. Such loans were for amounts equal to the fair market value of the associated shares at the date of grant. Subsequently, from April 18, 1997 through April 24, 1997, the Corporation purchased, for constructive retirement, 152,000 shares of its outstanding common stock for $4,680. The excess of the purchase price over par value was recorded as a reduction to additional paid-in capital. Concurrent with this purchase, the Corporation sold to the Operating Partnership 152,000 common units for $4,680.

The value of the Restricted Stock Awards and the balance of the loans related to the Stock Purchase Rights at the grant date were recorded as unamortized stock compensation in stockholders' equity. As a result of provisions contained in certain of the Corporation's executive officers' employment agreements, which were triggered by the Mack Transaction on December 11, 1997, the loans provided by the Corporation under the Stock Purchase Rights were forgiven by the Corporation, and the vesting and issuance of the restricted stock issued under the Restricted Stock Awards was accelerated, and related tax obligation payments were made.

Earnings Per Unit

FASB No. 128 requires a dual presentation of basic and diluted earnings per unit ("EPU") on the face of the income statement for all companies with complex capital structures even where the effect of such dilution is not material. Basic EPU excludes dilution and is computed by dividing net income available to common unitholders by the weighted average number of units outstanding for the period. Diluted EPU reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units.

The following information presents the Operating Partnership's results for the three and nine month periods ended September 30, 1998 and 1997 in accordance with FASB No. 128.

                                             Three Months
                                          Ended September 30,
                                      1998                       1997
                                      ----                       ----
                             Basic EPU   Diluted EPU     Basic EPU   Diluted EPU
--------------------------------------------------------------------------------
Net income                   $ 34,893     $  34,893     $  15,988    $  15,988
Weighted average units         65,577        65,884        40,547       41,987
--------------------------------------------------------------------------------
Per Unit                     $   0.53     $    0.53     $   0.39     $   0.38
================================================================================

                                             Nine Months
                                           Ended September 30,
                                      1998                       1997
                                      ----                       ----
                             Basic EPU   Diluted EPU     Basic EPU   Diluted EPU
--------------------------------------------------------------------------------
Net income                   $ 96,347     $  96,347      $  54,120    $  54,120
Weighted average units         62,580        63,093         40,406       41,489
--------------------------------------------------------------------------------
Per Unit                     $   1.54     $    1.53      $    1.34    $    1.30
================================================================================

The following schedule reconciles the units used in the basic EPU calculation to the units used in the diluted EPU calculation.

                                             Three Months            Nine Months
                                           Ended September 30,    Ended September 30,
                                          1998           1997      1998        1997
--------------------------------------------------------------------------------------
Basic EPU Units:                       65,577         40,547      62,580      40,406
   Add: Stock options                     307            636         455         534
        Restricted Stock Awards            --            199          --         199
        Stock Warrants                     --             39          58          13
        Redeemable Partnership Units       --            566          --         337
--------------------------------------------------------------------------------------
Diluted EPU Units:                      65,884         41,987      63,093      41,489
======================================================================================

Pursuant to the Repurchase Program, from August 7, 1998 through November 3, 1998, the Corporation purchased for constructive retirement, 797,700 shares of its outstanding common stock for approximately $23,398.

11. REDEEMABLE PARTNERSHIP UNITS

The outstanding preferred and common units, excluding those common units held by the Corporation, have been classified as redeemable partnership units outside of permanent partners' capital in the accompanying December 31, 1997 balance sheet of the Operating Partnership. These units were initially recorded at fair value and subsequently adjusted based on the fair value at the balance sheet date as measured by the closing price of the Corporation's common stock on that date multiplied by the total number of units outstanding.

Effective August 21, 1998, pursuant to an amendment to the Operating Partnership's partnership agreement, in which the Operating Partnership obtained the control over the redemption rights of the units, these units were reclassified as a component of permanent partners' capital. The fair value of the reclassified units was measured by the closing price of the Corporation's common stock on that date multiplied by the total number of units outstanding.

Preferred Units

As described in Note 3, in connection with the funding of the Mack Transaction, the Operating Partnership issued 15,237 Series A Preferred Units and 215,325 Series B Preferred Units, with an aggregate value of $236,491. The Preferred Units have a stated value of $1,000 per unit and are preferred as to assets over any class of common units or other class of preferred units of the Operating Partnership, based on circumstances per the applicable unit certificates.

The quarterly distribution on each Preferred Unit (representing 6.75 percent of the Preferred Unit stated value of $1,000 on an annualized basis) is an amount equal to the greater of (i) $16.875 or (ii) the quarterly distribution attributable to a Preferred Unit determined as if such unit had been converted into common units, subject to adjustment for customary anti-dilution rights. Each of the Series A Preferred Units may be converted at any time into common units at a conversion price of $34.65 per unit, and, after the one year anniversary of the date of the Series A Preferred Units' initial issuance, common units received pursuant to such conversion may be redeemed into common stock. Each of the Series B Preferred Units may be converted at any time into common units at a conversion price of $34.65 per unit, and, after the three year anniversary of the date of the Series B Preferred Units' initial issuance, common units received pursuant to such conversion may be redeemed into common stock. Each of the common units are redeemable after one year for an equal number of shares of common stock.

The Preferred Units, issued in the Mack Transaction, are convertible into common units at $34.65 per common unit, which is an amount less than the $39.0625 closing stock price on the date of closing of the Mack Transaction. Accordingly, the Operating Partnership recorded, on December 11, 1997, the financial value ascribed to the beneficial conversion feature inherent in the Preferred Units upon issuance, which totaled $26,801 ($29,361, before allocation to minority common unitholders) and was recorded as beneficial conversion feature in partners' capital. The beneficial conversion feature was amortized in full as the Preferred Units were immediately convertible upon issuance; such amortization was included in minority interest for the year ended December 31, 1997.

During the nine months ended September 30, 1998, the Operating Partnership issued 19,694 additional Preferred Units (11,895 of Series A and 7,799 of Series
B), valued at approximately $20,200, in connection with the achievement of certain performance goals at the Mack Properties in redemption of an equivalent number of contingent Preferred Units. Such Preferred Units carry the identical terms as those issued in the Mack Transaction. As of September 30, 1998, there are no contingent Preferred Units outstanding, as all contingent Preferred Units were redeemed for ordinary Preferred Units.

Common Units

Certain individuals and entities own common units in the Operating Partnership. A common unit and a share of common stock of the General Partner have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the Operating Partnership.

Common units are redeemable by the common unitholders (other than the General Partner) at their option, subject to certain restrictions, on the basis of one common unit for either one share of common stock or cash equal to the fair market value of a share at the time of the redemption. The General Partner has the option to deliver shares of common stock in exchange for all or any portion of the cash requested. When a unitholder redeems a common unit for common stock of the Corporation, limited partner's capital is reduced and the General Partner's capital is increased. Effective August 21, 1998, the partnership agreement was amended to vest this right in the Operating Partnership, rather than in the General Partnership (see Note 2). Common units held by the General Partner are not redeemable.

During the nine months ended September 30, 1998, the Operating Partnership redeemed a total of 82,880 common units in exchange for an aggregate of $3,163 in cash. Additionally, the Operating Partnership redeemed an aggregate of 22,300 common units for an equivalent number of shares of common stock in the General Partner.

As described in Note 3, the Operating Partnership issued an aggregate of 3,408,532 common units in 1997 in connection with the completion of the RM Transaction, the Mack Transaction and a 1997 single-property acquisition.

On March 26, 1998, in connection with the Pacifica I Acquisition, the Operating Partnership issued 100,175 common units, valued at approximately $3,779.

On April 30, 1998, in connection with the acquisition of a 49.9 percent interest in the Convention Plaza joint venture (see Note 5), the Operating Partnership issued 218,105 common units, valued at approximately $8,334.

On June 8, 1998, in connection with the Pacifica II Acquisition, the Operating Partnership issued 585,263 common units, valued at approximately $20,753.

On July 20, 1998, in connection with the expansion of one of the Mack Properties, the Operating Partnership issued 52,245 common units, valued at approximately $1,632.

On September 10, 1998, in connection with the acquisition of 40 Richards Avenue, the Operating Partnership issued 414,114 common units, valued at approximately $12,615.

During the nine months ended September 30, 1998, the Operating Partnership also issued 1,264,067 common units, valued at approximately $45,203, in connection with the achievement of certain performance goals at the Mack Properties in redemption of an equivalent number of contingent common units. There were 742,365 contingent common units outstanding as of September 30, 1998.

Contingent Common & Preferred Units

In conjunction with the completion of the Mack Transaction (see Note 3), 2,006,432 contingent common units, 11,895 Series A contingent Preferred Units and 7,799 Series B contingent Preferred Units were issued as contingent non-participating units. Such Contingent Units have no voting, distribution or other rights until such time as they are redeemed into common units, Series A Preferred Units, and Series B Preferred Units, respectively. Redemption of such Contingent Units shall occur upon the achievement of certain performance goals relating to certain of the Mack Properties, specifically the achievement of certain leasing activity. When Contingent Units are redeemed for common and Preferred Units, an adjustment to the purchase price of certain of the Mack Properties is recorded, based on the value of the units issued. On account of certain of the performance goals having been achieved during the nine months ended September 30, 1998, the Operating Partnership redeemed 1,264,067 contingent common units and 19,694 contingent Preferred Units and issued an equivalent number of common and Preferred Units, as indicated above. There were no contingent Preferred Units outstanding and 742,365 contingent common units outstanding as of September 30, 1998.

Changes in Redeemable Partnership Units

The following table sets forth the changes in redeemable partnership units for the period presented:

                                                                         Limited
                                                            Preferred    Partner   Preferred      Limited
                                                              Units       Units    Unitholders    Partners      Total
-----------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1998                                     231        6,097    $ 272,815    $ 249,997    $ 522,812
   Net income                                                   --           --       10,267        9,260       19,527
   Distributions                                                --           --       (7,896)      (6,827)     (14,723)
   Issuance of units in connection with acquisitions            --        1,735           --       64,628       64,628
   Conversion of units to shares of common stock                --          (22)          --         (848)        (848)
   Redemption of units                                          --          (83)          --       (3,163)      (3,163)
   Issuance of Preferred Units                                  17           --       17,943           --       17,943
   Adjustment to reflect preferred unitholders'
     and limited partners' capital at redemption value          --           --      (69,686)     (46,172)    (115,858)
   Reclassification of redeemable partnership units
     as permanent partners' capital                           (248)      (7,727)    (223,443)    (266,875)    (490,318)
-----------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998                                   --           --    $      --    $      --    $      --
=======================================================================================================================

12. EMPLOYEE BENEFIT PLAN

All employees of the Corporation who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan (the "Plan"). The Plan allows eligible employees to defer up to 15 percent of their annual compensation. The amounts contributed by employees are immediately vested and non-forfeitable. The Corporation, at management's discretion, may match employee contributions, although no employer contributions have been made to date.

13. COMMITMENTS AND CONTINGENCIES

Tax Abatement Agreements

Grove Street Property

Pursuant to an agreement with the City of Jersey City, New Jersey, as amended, expiring in 2004, the Operating Partnership is required to make payments in lieu of property taxes ("PILOT") on its property at 95 Christopher Columbus Drive, Jersey City, Hudson County, New Jersey. Such PILOT, as defined, is $1,267 per annum through May 31, 1999 and $1,584 per annum through May 31, 2004.

Harborside Financial Center Property

Pursuant to an agreement with the City of Jersey City, New Jersey obtained by the former owner of the Harborside property in 1988 and assumed by the Property Partnerships as part of the acquisition of the property in November 1996, the Property Partnerships are required to make PILOT payments on its Harborside property. The agreement, which commenced in 1990, is for a term of 15 years. Such PILOT is equal to two percent of Total Project Costs, as defined, in year one and increases by $75 per annum through year fifteen. Total Project Costs, as defined, are $148,712.

Ground Lease Agreements

Future minimum rental payments under the terms of all non-cancelable ground leases, under which the Operating Partnership or Property Partnerships are the lessees, as of September 30, 1998, are as follows:

Period                                                               Amount
---------------------------------------------------------------------------
October 1, 1998 to December 31, 1998                               $     92
1999                                                                    377
2000                                                                    379
2001                                                                    381
2002                                                                    382
Thereafter                                                           21,874
---------------------------------------------------------------------------
Total                                                               $23,485
===========================================================================

Other Contingencies

On December 10, 1997, a Shareholder's Derivative Action was filed in Maryland Court on behalf of a shareholder. The complaint questioned certain executive compensation decisions made by the Corporation's Board of Directors in connection with the Mack Transaction. The Board's compensation decisions were discussed in the proxy materials distributed in connection with the Mack Transaction and were approved by in excess of 99 percent of the voting shareholders. Although the Corporation believes that this lawsuit was factually and legally baseless, the Corporation on May 4, 1998 agreed to a settlement which included making certain changes to employment agreements of certain of its executive officers. The Corporation incurred $750 in costs associated with this action, which was provided for at December 31, 1997.

The Operating Partnership is a defendant in other certain litigation arising in the normal course of business activities. Management does not believe that the resolution of these matters will have a materially adverse effect upon the Operating Partnership and the Property Partnerships.

14. TENANT LEASES

The Properties are leased to tenants under operating leases with various expiration dates through 2020. Substantially all of the leases provide for annual base rents plus recoveries and escalation charges based upon the tenant's proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass through of charges for electrical usage.

15. IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

The Operating Partnership has adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("FASB No. 130"), which establishes standards for the reporting and display of comprehensive income and its components; however the adoption of this statement had no impact on the Operating Partnership's financial statement presentation. The Operating Partnership does not currently have any items of comprehensive income requiring separate reporting and disclosure.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, ("FASB No. 131"), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and require that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement is effective for financial statements for annual periods beginning after December 15, 1997 and interim periods a year later, and requires that comparative information from earlier years be restated to conform to the requirements of this standard.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FASB No. 133"). FASB No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Operating Partnership). FASB No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Operating Partnership anticipates that, due to its limited use of derivative instruments, the adoption of FASB No. 133 will not have a significant effect on the Operating Partnership's results of operations or its financial position.

16. PRO FORMA FINANCIAL INFORMATION (unaudited)

The following pro forma financial information for the nine month periods ended September 30, 1998 and 1997 are presented as if the RM Transaction, the Mack Transaction and all other acquisitions and common stock offerings completed in 1997, and all acquisitions and common stock offerings completed during the nine month period ended September 30, 1998 had all occurred on January 1, 1997. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made.

This pro forma financial information is not necessarily indicative of what the actual results of operations of the Operating Partnership would have been assuming such transactions had been completed as of January 1, 1997, nor do they represent the results of operations of future periods.

                                                             Nine Months
                                                          Ended September 30,
                                                          1998           1997
--------------------------------------------------------------------------------
Total revenues                                         $ 386,748      $  61,279
Operating and other expenses                             115,946         14,374
General and administrative                                20,037         12,436
Depreciation and amortization                             61,029          8,009
Interest expense                                          78,092         45,655
--------------------------------------------------------------------------------
Income before equity in net income of
    unconsolidated majority-owned
    Property Partnerships, extraordinary item
    and Preferred Unit distributions                     111,644        (19,195)
Equity in net income of unconsolidated
    majority-owned Property Partnerships                      --        125,853
--------------------------------------------------------------------------------
Income before extraordinary item
    and Preferred Unit distributions                     111,644        106,658
Preferred Units distributions                            (12,090)       (11,672)
--------------------------------------------------------------------------------
Income before extraordinary item
    available to common unitholders                    $  99,554      $  94,986
================================================================================
Basic earnings per common unit                         $    1.51      $    1.46
Diluted earnings per common unit                       $    1.50      $    1.45
--------------------------------------------------------------------------------
Basic weighted average units outstanding                  65,849         64,919
Diluted weighted average units outstanding                66,363         65,466
--------------------------------------------------------------------------------

                     MACK-CALI REALTY, L.P. AND SUBSIDIARIES

                                     Item 2:
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of Mack-Cali Realty, L.P. and subsidiaries and the notes thereto.

The following comparisons for the three and nine month periods ended September 30, 1998 ("1998"), as compared to the three and nine month periods ended September 30, 1997 ("1997") make reference to the following: (i) the effect of the "Same-Store Properties," which represents all properties owned by the Operating Partnership at June 30, 1997 (for the three-month period comparisons), and which represents all properties owned by the Operating Partnership at December 31, 1996 (for the nine-month period comparisons), (ii) the effect of the acquisition of the RM Properties on January 31, 1997, (iii) the effect of the acquisition of the Mack Properties on December 11, 1997, and (iv) the effect of the "Acquired Properties," which represents all properties acquired by the Operating Partneship from July 1, 1997 through September 30, 1998, excluding Mack Properties (for the three-month period comparisons), and which represents all properties acquired by the Operating Partnership from January 1, 1997 through September 30, 1998, excluding RM Properties and Mack Properties (for the nine-month period comparisons).

For 1998, the results of operations of the Operating Partnership and the Property Partnerships are included in the Operating Partnership on a consolidated basis. Prior to January 1, 1998, such results of operations were accounted for by the Operating Partnership under the equity method of accounting and reflected in its consolidated financial statements as Equity in Net Income of Unconsolidated Majority-Owned Property Partnerships. Accordingly, to present meaningful comparisons, the following discussion compares such consolidated 1998 results to the 1997 results of the Operating Partnership and Property Partnerships on a combined basis (such combining financial schedules are presented in the tables below).

                                                           Three Months Ended September 30, 1997
                                                           -------------------------------------
                                                                         (in thousands)
                                                                       Mack-Cali
                                                      Mack-Cali        Property
   REVENUES                                          Realty, L.P.     Partnerships     Eliminations        Combined
   ----------------------------------------------------------------------------------------------------------------
   Base rents                                       $     --         $  52,201         $      (53)        $  52,148
   Escalations and recoveries from tenants                --             8,189                 (4)            8,185
   Management fees from Property Partnerships          1,557                --             (1,557)               --
   Parking and other                                     490             1,158                 --             1,648
   Interest income                                     4,784                 2             (4,158)              628
   ----------------------------------------------------------------------------------------------------------------
     Total revenues                                    6,831            61,550             (5,772)           62,609
   ----------------------------------------------------------------------------------------------------------------
   EXPENSES
   ----------------------------------------------------------------------------------------------------------------
   Real estate taxes                                      --             6,584                 --             6,584
   Utilities                                               6             5,060                 (5)            5,061
   Operating services                                    426             6,857                 --             7,283
   Management fees to Operating Partnerships              --             1,557             (1,557)               --
   General and administrative                          3,593               134                (52)            3,675
   Depreciation and amortization                          13             9,326                 --             9,339
   Interest expense                                    3,677             7,960               (943)           10,694
   ----------------------------------------------------------------------------------------------------------------
     Total expenses                                    7,715            37,478             (2,557)           42,636
   ----------------------------------------------------------------------------------------------------------------
   Income (loss) before equity in net income of
     unconsolidated majority-owned Property             (884)           24,072             (3,215)           19,973
     Partnerships and extraordinary item
   Equity in net income of unconsolidated
     majority-owned Property Partnerships             24,072                --            (24,072)               --
   ----------------------------------------------------------------------------------------------------------------
   Income (loss) before extraordinary item            23,188            24,072            (27,287)           19,973
   Extraordinary item - loss on early retirement
     of debt                                          (7,200)           (6,746)             9,961            (3,985)
   ----------------------------------------------------------------------------------------------------------------
   Net income (loss) available to common
     unitholders                                    $ 15,988         $  17,326         $  (17,326)        $  15,988
   ================================================================================================================

                                                                Nine Months Ended September 30, 1997
                                                                ------------------------------------
                                                                          (in thousands)
                                                                     Mack-Cali
                                                     Mack-Cali       Property
    REVENUES                                        Realty, L.P.    Partnerships       Eliminations         Combined
   -------------------------------------------------------------------------------------------------------------------
    Base rents                                       $     --        $  145,487         $    (159)        $  145,328
    Escalations and recoveries from tenants                --            22,475               (11)            22,464
    Management fees from Property Partnerships          4,589                --            (4,589)                --
    Parking and other                                   1,492             3,753                --              5,245
    Interest income                                    10,452                 4            (8,188)             2,268
   -----------------------------------------------------------------------------------------------------------------
      Total revenues                                   16,533           171,719           (12,947)           175,305
   -----------------------------------------------------------------------------------------------------------------

    EXPENSES
   -----------------------------------------------------------------------------------------------------------------
    Real estate taxes                                      --            18,513                --             18,513
    Utilities                                              15            12,998               (12)            13,001
    Operating services                                  1,665            19,391                --             21,056
    Management fees to Operating Partnerships              --             4,589            (4,589)                --
    General and administrative                         10,339               420              (158)            10,601
    Depreciation and amortization                          40            25,591                --             25,631
    Interest expense                                    6,778            26,593            (4,973)            28,398
   -----------------------------------------------------------------------------------------------------------------
      Total expenses                                   18,837           108,095            (9,732)           117,200
   -----------------------------------------------------------------------------------------------------------------
    Income (loss) before equity in net income of
      unconsolidated majority-owned Property
      Partnerships and extraordinary item              (2,304)           63,624            (3,215)            58,105
    Equity in net income of unconsolidated
      majority-owned Property Partnerships             63,624                --           (63,624)                --
   -----------------------------------------------------------------------------------------------------------------
    Income (loss) before extraordinary item            61,320            63,624           (66,839)            58,105
    Extraordinary item - loss on early retirement
      of debt                                          (7,200)           (6,746)            9,961             (3,985)
   -----------------------------------------------------------------------------------------------------------------
    Net income (loss) available to common
      unitholders                                    $ 54,120        $   56,878         $ (56,878)         $  54,120
   =================================================================================================================

             Three Months Ended September 30, 1998 Compared to Three
                        Months Ended September 30, 1997

Total revenues increased by $68.3 million, or 109.1 percent, for the three months ended September 30, 1998 over the same period in 1997. Base rents increased by $60.8 million, or 116.6 percent, of which an increase of $37.1 million, or 71.0 percent, was due to the Mack Properties, an increase of $23.5 million, or 45.1 percent, was attributable to the Acquired Properties, and an increase of $0.2 million, or 0.5 percent, due to occupancy and rental rate changes at the Same-Store Properties. Escalations and recoveries increased by $6.0 million, or 73.3 percent, of which an increase of $3.7 million, or 45.3 percent, was due to the Mack Properties, and an increase of $2.8 million, or
34.7 percent, was attributable to the Acquired Properties, offset by a decrease of $0.5 million, or 6.7 percent, at the Same-Store Properties. Parking and other income increased by $1.4 million, or 82.5 percent, of which $0.5 million, or
29.0 percent, was due to the Same-Store Properties, $0.5 million, or 28.3 percent, was attributable to the Mack Properties, $0.3 million, or 19.7 percent, from equity interests in joint ventures and $0.1 million, or 5.5 percent, was attributable to the Acquired Properties. Interest income increased by $0.1 million, or 15.9 percent, due primarily to interest received in connection with the Operating Partnership's $20.0 million mortgage note receivable in 1998.

Total expenses for the three months ended September 30, 1998 increased by $49.2 million, or 115.3 percent, as compared to the same period in 1997. Real estate taxes increased by $6.9 million, or 104.9 percent, for 1998 over 1997, of which an increase of $3.6 million, or 55.5 percent, was due to the Mack Properties, an increase of $2.9 million, or 43.6 percent, was attributable to the Acquired Properties, and an increase of $0.4 million, or 5.8 percent, attributable to the Same-Store Properties. Additionally, operating services increased by $8.5 million, or 117.0 percent, and utilities increased by $6.3 million, or 123.3 percent, for 1998 over 1997. The aggregate increase in operating services and utilities of $14.8 million, or 119.6 percent, consists of an increase of $10.0 million, or 80.8 percent, due to the Mack Properties, and an increase of $5.8 million, or 47.0 percent, attributable to the Acquired Properties, offset by a decrease of $1.0 million, or 8.2 percent, attributable to the Same-Store Properties. General and administrative expense increased by $2.4 million, or
66.5 percent, of which $1.8 million, or 48.6 percent, is due primarily to an increase in payroll and related costs as a result of the Operating Partnership's expansion, and $0.6 million, or 17.9 percent, due to additional costs related to the Mack Properties. Depreciation and amortization increased by $11.9 million, or 127.1 percent, for 1998 over 1997, of which $5.9 million, or 62.9 percent, was due to the Mack Properties, an increase of $5.4 million, or 57.7 percent, relates to depreciation on the Acquired Properties, and an increase of $0.6 million, or 6.5 percent, due to the Same-Store Properties. Interest expense increased by $13.2 million, or 123.3 percent, for 1998 over 1997, of which $6.7 million, or 62.8 percent, was due to assumed mortgages from the Mack Properties, an increase of $6.2 million, or 57.5 percent, due to net additional drawings from the Operating Partnership's credit facilities as a result of Operating Partnership acquisitions and the $200 million Prudential Term Loan obtained in December 1997, as well as changes in LIBOR and $0.3 million, or 3.0 percent, was attributable to assumed mortgages on Acquired Properties.

Net income available to common unitholders increased by $18.9 million for 1998, from $16.0 million in 1997 to $34.9 million in 1998. This increase was due to the factors discussed above and an extraordinary item of $4.0 million, related to early retirement of debt in 1997, partially offset by distributions on Preferred Units in 1998 of $4.2 million.

          Nine Months Ended September 30, 1998 Compared to Nine Months
                            Ended September 30, 1997

Total revenues increased by $183.5 million, or 104.6 percent, for the nine months ended September 30, 1998 over the same period in 1997. Base rents increased by $166.4 million, or 114.5 percent, of which an increase of $109.1 million, or 75.1 percent, was due to the Mack Properties, an increase of $51.5 million, or 35.4 percent, was attributable to the Acquired Properties, an increase of $5.7 million, or 3.9 percent, due to the RM Properties, and an increase of $0.1 million, or 0.1 percent, due to occupancy and rental rate changes at the Same-Store Properties. Escalations and recoveries increased by $14.5 million, or 64.2 percent, of which an increase of $8.4 million, or 37.3 percent, was due to the Mack Properties, an increase of $6.2 million, or 27.5 percent, was attributable to the Acquired Properties, and an increase of $0.3 million, or 1.2 percent, due to the RM Properties, offset by a decrease of $0.4 million, or 1.8 percent, due to occupancy changes at the Same-Store Properties. Parking and other income increased by $2.7 million, or 51.0 percent, of which $1.4 million, or 26.5 percent, was due to the Mack Properties, $0.6 million, or
10.5 percent, was attributable to the Acquired Properties, $0.4 million, or 8.0 percent, from equity interests in joint ventures, an increase of $0.2 million, or 3.3 percent, due to the RM Properties, and an increase of $0.1 million, or
2.7 percent, due to the Same-Store Properties. Interest income decreased by $0.1 million, or 3.6 percent, due primarily to the use of funds held in 1997 to fund the RM Transaction, partially offset by interest received in connection with the Operating Partnership's $20.0 million mortgage note receivable in 1998.

Total expenses for the nine months ended September 30, 1998 increased by $130.5 million, or 111.3 percent, as compared to the same period in 1997. Real estate taxes increased by $16.9 million, or 91.3 percent, for 1998 over 1997, of which an increase of $9.4 million, or 51.1 percent, was due to the Mack Properties, an increase of $5.8 million, or 31.2 percent, was attributable to the Acquired Properties, an increase of $0.9 million, or 4.9 percent, due to the RM Properties, and an increase of $0.8 million, or 4.1 percent, attributable to the Same-Store Properties. Additionally, operating services increased by $23.1 million, or 109.6 percent, and utilities increased by $15.7 million, or 120.9 percent, for 1998 over 1997. The aggregate increase in operating services and utilities of $38.8 million, or 113.9 percent, consists of an increase of $27.2 million, or 79.9 percent, due to the Mack Properties, an increase of $12.3 million, or 36.0 percent, due to the Acquired Properties, and $0.3 million, or
0.8 percent, attributable to the RM Properties, offset by a decrease of $1.0 million, or 2.8 percent, attributable to the Same-Store Properties. General and administrative expense increased by $8.1 million, or 76.5 percent, of which $5.9 million, or 56.3 percent, is due primarily to an increase in payroll and related costs as a result of the Operating Partnership's expansion, $2.1 million, or
19.7 percent, due to additional costs related to the Mack Properties, and $0.1 million, or 0.5 percent, attributable to additional costs related to the RM Properties. Depreciation and amortization increased by $30.9 million, or 120.6 percent, for 1998 over 1997, an increase of $17.2 million, or 67.1 percent, due to the Mack Properties, $10.8 million, or 42.3 percent, due to the Acquired Properties, an increase of $1.6 million, or 6.2 percent, attributable to the RM Properties, and an increase of $1.3 million, or 5.0 percent, due to the Same-Store Properties. Interest expense increased by $35.8 million, or 125.9 percent, for 1998 over 1997, of which $18.1 million, or 63.6 percent, was due to assumed mortgages from the Mack Properties, an increase of $15.7 million, or
55.4 percent, due to net additional drawings from the Operating Partnership's credit facilities as a result of Operating Partnership acquisitions and the $200 million Prudential Term Loan obtained in December 1997, as well as changes in LIBOR, $1.1 million, or 3.9 percent, was attributable to the TIAA Mortgage, and $0.9 million, or 3.0 percent, due to assumed mortgages on Acquired Properties.

Net income available to common unitholders increased by $42.2 million for 1998, from $54.1 million in 1997 to $96.3 million in 1998. This increase was due to the factors discussed above and an extraordinary item of $4.0 million, related to early retirement of debt in 1997, partially offset by distributions on Preferred Units in 1998 of $12.1 million, and an extraordinary item of $2.7 million, related to early retirement of debt in 1998.

Liquidity and Capital Resources

Statement of Cash Flows

During the nine months ended September 30, 1998, the Operating Partnership generated $152.2 million in cash flows from operating activities, and together with $1.5 billion in borrowings from the Operating Partnership's credit facilities and additional mortgage debt, $284.5 million in net proceeds from common stock offerings, $20.0 million received from a repayment of a mortgage note receivable, $5.4 million in proceeds from stock options exercised, and $1.2 million in restricted cash, used an aggregate of approximately $2.0 billion to acquire 54 properties and pay for other tenant improvements and building improvements totaling $666.5 million, repay outstanding borrowings on its credit facilities and other mortgage debt of $1.1 billion, pay quarterly distributions of $99.8 million, invest $53.3 million in partially-owned entities, repurchase 694,700 shares of common stock for $20.5 million, provide $20.0 million for a mortgage note receivable, pay financing costs of $8.3 million, and redeem 20,000 common units for $3.2 million.

Capitalization

On February 25, 1998, the Corporation completed an underwritten public offer and sale of 2,500,000 shares of its common stock and used the net proceeds, which totaled approximately $92.2 million (after offering costs) to pay down a portion of its outstanding borrowings under the Operating Partnership's credit facilities and fund the acquisition of Mountainview.

On March 18, 1998, in connection with the acquisition of Prudential Business Campus, the Corporation completed an offer and sale of 2,705,628 shares of its common stock using the net proceeds of approximately $99.9 million (after offering costs) in the funding of such acquisition.

On March 26, 1998, in connection with the Pacifica I Acquisition, the Operating Partnership issued 100,175 common units, valued at approximately $3.8 million.

On March 27, 1998, the Corporation completed an underwritten public offer and sale of 650,407 shares of its common stock and used the net proceeds, which totaled approximately $23.7 million (after offering costs) to pay down a portion of its outstanding borrowings under the Operating Partnership's credit facilities.

On April 29, 1998, the Corporation completed an underwritten offer and sale of 994,228 shares of its common stock and used the net proceeds, which totaled approximately $34.6 million (after offering costs) primarily to pay down a portion of its outstanding borrowings under the Operating Partnership's credit facilities.

On April 30, 1998, in connection with the acquisition of a 49.9 percent interest in the Convention Plaza joint venture, the Operating Partnership issued 218,105 common units, valued at approximately $8.3 million.

On May 29, 1998, the Corporation completed an underwritten offer and sale of 984,615 shares of its common stock and used the net proceeds, which totaled approximately $34.1 million (after offering costs) primarily to pay down a portion of its outstanding borrowings under the Operating Partnership's credit facilities.

On June 8, 1998, in connection with the Pacifica II Acquisition, the Operating Partnership issued 585,263 common units, valued at approximately $20.8 million.

On July 20, 1998, in connection with the expansion of one of the Mack Properties, the Operating Partnership issued 52,245 common units, valued at approimately $1.6 million.

On September 10, 1998, in connection with the acquisition of 40 Richards Avenue, the Operating Partnership issued 414,114 common units, valued at approximately $12.6 million.

During the nine months ended September 30, 1998, the Operating Partnership also issued 1,264,067 common units and 19,694 preferred units, valued at approximately $65.4 million, in connection with the achievement of certain performance goals at the Mack Properties, in redemption of an equivalent number of Contingent Units being redeemed.

The proceeds of the above offerings were contributed by the Corporation to the Operating Partnership in exchange for units.

On August 6, 1998, the Board of Directors of the Corporation authorized a share repurchase program ("Repurchase Program") under which the Corporation was permitted to purchase up to $100.0 million of the Corporation's common stock. Purchases could be made from time to time in open market transactions at prevailing prices or through privately negotiated transactions. Subsequently, through November 3, 1998, the Corporation purchased, for constructive retirement, 797,700 shares of its outstanding common stock for an aggregate cost of approximately $23.4 million. Concurrent with this purchase, the Corporation sold to the Operating Partnership 797,700 common units for approximately $23.4 million.

On April 17, 1998, the Operating Partnership repaid in full and terminated its $400 million unsecured revolving credit facility and obtained a new unsecured revolving credit facility (the "1998 Unsecured Facility") in the amount of $870.0 million from a group of 25 lender banks, led by The Chase Manhattan Bank and Fleet National Bank. In July 1998, the 1998 Unsecured Facility was expanded to $900.0 million with the addition of two new lender banks into the facility, bringing the total number of participants to 27 banking institutions. The 1998 Unsecured Facility has a three-year term and currently bears interest at 110 basis points over LIBOR, a reduction of 15 basis points from the retired Original Unsecured Facility. Based upon the Operating Partnership's achievement of an investment grade unsecured debt rating, the interest rate will be reduced, on a sliding scale, and a competitive bid option will become available.

The terms of the 1998 Unsecured Facility include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the maximum leverage ratio, the maximum amount of secured indebtedness, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations. The dividend restriction referred to above provides that, except to enable the Corporation to continue to qualify as a REIT under the Code, the Corporation will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90 percent of funds from operations for such period, subject to certain other adjustments. The 1998 Unsecured Facility also requires a 17.5 basis point fee on the unused balance payable quarterly in arrears.

The lending group for the 1998 Unsecured Facility consists of: The Chase Manhattan Bank, as administrative agent; Fleet National Bank, as syndication agent; PNC Bank, N.A., as documentation agent; Bankers Trust, Commerzbank, AG, The First National Bank of Chicago, First Union National Bank and NationsBank, as managing agents; Creditanstalt Corporate Finance, Inc., Dresdner Bank, AG, European American Bank, Hypo Bank, Societe Generale and Summit Bank, as co-agents; and Kredietbank, N.V., Key Bank, Mellon Bank, N.A., The Bank of New York, Citizens Bank, Crestar, DG Bank, Tokai Bank, US Trust, Bayerische Landesbank, Erste Bank, Bank Leumi USA, and Bank One, Arizona, N.A.

The new unsecured facility, together with the Operating Partnership's previously-existing $100.0 million revolving credit facility with Prudential Securities Corp., provides the Operating Partnership with total borrowing capacity of $1.0 billion.

On April 30, the Operating Partnership obtained a $150.0 million, interest-only, non-recourse mortgage loan from The Prudential Insurance Company of America ("$150.0 Million Prudential Mortgage Loan"). The loan, which is secured by 12 of the Operating Partnership's properties, has an effective annual interest rate of
7.10 percent and a seven-year term. The Operating Partnership, at its option, may convert the mortgage loan to unsecured debt upon achievement by the Operating Partnership of a credit rating of Baa3/BBB- or better. The mortgage loan is prepayable in whole or in part subject to certain provisions, including yield maintenance. The proceeds of the new loan were used, along with funds drawn from one of the Operating Partnership's credit facilities, to retire a $200.0 million term loan with Prudential, as well as approximately $48.2 million of the Other Mortgages.

As of September 30, 1998, the Operating Partnership has 169 unencumbered properties, totaling 17.0 million square feet, representing 61.4 percent of the Operating Partnership's total portfolio on a square footage basis.

The Corporation and the Operating Partnership filed a registration statement for an aggregate of $2.0 billion in debt securities, preferred stock and preferred stock represented by depositary shares. On September 25, 1998, the registration statement was declared effective by the SEC.

Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and capital expenditures, excluding non-recurring capital expenditures. Management believes that the Operating Partnership will have access to the capital resources necessary to expand and develop its business. To the extent that the Operating Partnership's cash flow from operating activities is insufficient to finance its non-recurring capital expenditures such as property acquisition costs and other capital expenditures, the Operating Partnership expects to finance such activities through borrowings under its credit facilities and other debt and equity financing.

The Operating Partnership expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operating activities, along with the Prudential Facility and the 1998 Unsecured Facility. The Operating Partnership is frequently examining potential property acquisitions and, at any one given time, one or more of such acquisitions may be under consideration. Accordingly, the ability to fund property acquisitions is a major part of the Operating Partnership's financing requirements. The Operating Partnership expects to meet its financing requirements through funds generated from operating activities, long-term or short term borrowings (including draws on the Operating Partnership's credit facilities) and the issuance of debt securities or additional equity securities. In addition, the Operating Partnership anticipates utilizing the Prudential Facility and the 1998 Unsecured Facility primarily to fund property acquisition activities.

The Operating Partnership does not intend to reserve funds to retire the existing TIAA mortgage, Harborside mortgages, $150.0 Million Prudential Mortgage Loan, its various other property mortgages, and borrowings under the revolving credit facilities or other long-term mortgages and loans payable upon maturity. Instead, the Operating Partnership will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities. The Operating Partnership anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Operating Partnership's capital and liquidity needs both in the short and long-term. However, if these sources of funds are insufficient or unavailable, the Operating Partnership's ability to make the expected distribution discussed below may be adversely affected.

To maintain its qualification as a REIT, the Corporation must make annual distributions to its stockholders of at least 95 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. The Cororation currently relies on the distributions it receives from the Operating Partnership to make its distributions to its stockholders. Moreover, the Operating Partnership intends to continue to make regular quarterly distributions to its unitholders which, based upon current policy, in the aggregate would equal approximately $125.8 million on an annualized basis. However, any such distribution would only be paid out of available cash after meeting operating requirements, scheduled debt service on mortgages and loans payable, and preferred unit distributions.

Funds from Operations

The Operating Partnership considers funds from operations ("FFO"), after adjustment for straight-lining of rents, one measure of REIT performance. Funds from operations is defined as net income (loss) before distribution to preferred unitholders, computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring, other extraordinary and significant non-recurring items, and sales of property, plus real estate-related depreciation and amortization. Funds from operations should not be considered as an alternative to net income as an indication of the Operating Partnership's performance or to cash flows as a measure of liquidity. Funds from operations presented herein is not necessarily comparable to funds from operations presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Operating Partnership's funds from operations is comparable to the funds from operations of real estate companies that use the current definition of the National Association of Real Estate Investment Trusts ("NAREIT"), after the adjustment for straight-lining of rents.

NAREIT's definition of funds from operations indicates that the calculation should be made before any extraordinary item (determined in accordance with GAAP), and before any deduction of significant non-recurring events that materially distort the comparative measurement of the Operating Partnership's performance.

Funds from operations for the three and nine month periods ended September 30, 1998 and 1997, as calculated in accordance with NAREIT's definition as published in March 1995, are summarized in the following table (in thousands):

                                                                        Three Months                    Nine Months
                                                                      Ended September 30,             Ended September 30,
                                                                       1998         1997             1998           1997
---------------------------------------------------------------------------------------------------------------------------
Income before distribution to preferred unitholders
      and extraordinary item                                      $  39,087       $  23,188       $ 111,107       $  61,320
Add: Real estate-related depreciation and
      amortization (1)                                               21,520           9,327          56,850          25,592
Deduct: Rental income adjustment for
      straight-lining of rents (1)                                   (3,355)         (1,969)         (9,700)         (5,913)
---------------------------------------------------------------------------------------------------------------------------
Funds from operations, after adjustment
      for straight-lining of rents, before distributions
      to preferred unitholders                                    $  57,252       $  30,546       $ 158,257       $  80,999
Deduct: Distributions to preferred unitholders                       (4,194)             --         (12,090)             --
---------------------------------------------------------------------------------------------------------------------------
Funds from operations, after adjustment for
      straight-lining of rents, after distributions
      to preferred unitholders                                    $  53,058       $  30,546       $ 146,167       $  80,999
===========================================================================================================================
Cash flows provided by operating activities                                                       $ 152,211       $  62,694
Cash flows used in investing activities                                                           $(718,673)      $(412,547)
Cash flows provided by financing activities                                                       $ 570,612       $ 148,155
---------------------------------------------------------------------------------------------------------------------------
Basic weighted average units outstanding (2)                         65,577          40,547          62,580          40,406
---------------------------------------------------------------------------------------------------------------------------
Diluted weighted average units outstanding (2)                       73,044          41,222          69,983          40,953
---------------------------------------------------------------------------------------------------------------------------

(1) Includes FFO adjustments in 1998 related to the Operating Partnership's investments in partially-owned entitites and in 1997, investments in unconsolidated majority-owned property partnerships.

(2)   See calculations for the amounts presented in the reconciliation below.

The following schedule reconciles the Operating Partnership's basic weighted average units to the diluted weighted average units presented above:

                                                                 Three Months                       Nine Months
                                                               Ended September 30,               Ended September 30,
                                                             1998              1997            1998              1997
----------------------------------------------------------------------------------------------------------------------
Basic weighted average units:                                65,577           40,547           62,580           40,406
Add: Weighted average preferred units                         7,160               --            6,890               --
    (after conversion to common units)
Stock options                                                   307              636              455              534
Stock warrants                                                   --               39               58               13
----------------------------------------------------------------------------------------------------------------------
Diluted weighted average units:                              73,044           41,222           69,983           40,953
======================================================================================================================

Inflation

The Operating Partnership's leases with the majority of its tenants provide for recoveries and escalation charges based upon the tenant's proportionate share of, and/or increases in, real estate taxes and certain operating costs, which reduce the Operating Partnership's exposure to increases in operating costs resulting from inflation.

Year 2000

General

The Year 2000 issue is the result of computer programs and embedded chips using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems may be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. The Operating Partnership has developed a three-phase Year 2000 project (the "Project") to determine its Year 2000 systems compliance. Phase I is to identify those systems with which the Operating Partnership has exposure to Year 2000 issues. Phase II is the development and implementation of action plans to be Year 2000 compliant in all areas by early 1999. Phase III, to be completed by mid-1999 is the final testing of each major area of exposure to assure compliance. The Operating Partnership has identified three major areas determined to be critical for successful Year 2000 compliance: (i) the Operating Partnership's central accounting and operating computer system at its Cranford, New Jersey headquarters and local networks and related systems in its regional offices in Dallas, Texas and Elmsford, New York, (ii) inquiries of its tenants and key vendors as to their Year 2000 compliance and (iii) assessment of its individual buildings as to the Year 2000 compliance of their operating systems. The Operating Partnership believes that progress in all such areas is proceeding on schedule and that there will be no material adverse effect on the Operating Partnership as a result of the Year 2000 issue. There can, however, be no assurance that this will be the case. Set forth below is a more detailed analysis of the Project and its impact on the Operating Partnership.

Central Accounting and Operating Computer Systems

The Company has completed a review of key computer hardware and software and other equipment, and believes it has upgraded or replaced all identified hardware and equipment in its corporate and regional offices that it believes may be affected by problems associated with Year 2000. The Company's software supplier of its accounting system is currently completing its Year 2000 upgrade and is scheduled to supply the Company with Year 2000 compliant software by March 31, 1999 at no cost to the Company. The Company is reasonably confident that such software will be delivered as indicated. The Company anticipates testing to be completed by June 1999. The Company also expects that all identified secondary software systems will be compliant by June 1999.

Tenant Compliance

The Operating Partnership sent questionnaires to each of its then existing tenants in August 1998 to assess their Year 2000 compliance status in order to determine whether the orderly payment of monthly rent to the Operating Partnership will be adversely affected. The responses to these questionnaires are in the process of being received, reviewed and evaluated. The Operating Partnership is, therefore, not yet in a position to evaluate the full impact of tenant non-compliance on the timely payment of monthly rent and other tenant obligations.

Property Compliance

The Operating Partnership's property managers have completed a building by building survey of all of the Operating Partnership's properties to determine whether building support systems such as heat, power, light, security, garages and elevators will be affected by the advent of the Year 2000. Most of such systems either are already Year 2000 compliant or contain no computerized parts. The Operating Partnership is relying on assurances requested from utility providers of their Year 2000 compliance and their continued ability to provide uninterrupted service to the Operating Partnership's buildings. The Operating Partnership anticipates approximately $1.0 million in costs will be incurred to upgrade and/or replace identified building support systems.

Worst Case Exposure

We are aware that it is generally believed that the Year 2000 problem, if uncorrected, may result in a worldwide economic crisis. We are unable to determine whether such predictions are true or false. However, if such predictions prove true, we assume that all companies (including ours) will experience the effects in one way or another.

The most reasonably likely worst case scenario the Operating Partnership anticipates in connection with the Year 2000 issue relates to the failure of the upgrade to the Operating Partnership's accounting system to effectively become Year 2000 compliant. The Operating Partnership believes that such an event is unlikely, but an occurrence of the foregoing would have a material adverse impact on the Operating Partnership's operations. The Operating Partnership cannot currently assess the financial impact of such a worst case scenario.

Contingency Plans

As part of the Project, the Operating Partnership is currently developing contingency plans, which are expected to be completed during 1999.

Risks

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Operating Partnership's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party vendors and tenants, the Operating Partnership is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Operating Partnership's results of operations, liquidity or financial condition. The Project is expected to significantly reduce the Operating Partnership's level of uncertainty about the Year 2000 problem. The Operating Partnership believes that, with the implementation and completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      Not Applicable.

                             MACK-CALI REALTY, L.P.

                          Part II -- Other Information

Item 1. Legal Proceedings

      Reference is made to "Other Contingencies" in Note 13 (Commitments and Contingencies) to the Consolidated Financial Statements, which is specifically incorporated by reference herein.

Item 2. Changes in Securities and Use of Proceeds

      (c) Reference is made to the eighth, ninth and tenth paragraphs under "Common Units" and "Contingent Common and Preferred Units" in Note 11 (Redeemable Partnership Units) to the Consolidated Financial Statements, which are specifically incorporated by reference herein.

Item 3. Defaults Upon Senior Securities

      Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

      Not Applicable.

                             MACK-CALI REALTY, L.P.

Item 5. Other Information

      A recent change in the proxy rules of the Securities and Exchange Commission limits the circumstances under which the proxy voting card distributed by registered companies to their shareholders may permit those companies to cast the votes represented by the proxy voting cards in their sole discretion. As applied to the Corporation, the most important limitation is as follows: For proposals made by a shareholder at the 1999 annual meeting that were not properly submitted by the shareholder for inclusion in the Corporation's own proxy materials, the Corporation may vote proxies in its discretion about those proposals only if it has not received notice from the shareholder by February 14, 1999 at the latest that the shareholder intends to make those proposals at the meeting.

                             MACK-CALI REALTY, L.P.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Mack-Cali Realty, L.P.
                                   ------------------------------------
                                   (Registrant)

                                   By: Mack-Cali Realty Corporation, as its
                                       General Partner


Date: November 16, 1998            /s/ Thomas A. Rizk
                                   ------------------------------------
                                   Thomas A. Rizk
                                   Chief Executive Officer


                                   /s/ Barry Lefkowitz
                                   ------------------------------------
Date: November 16, 1998            Barry Lefkowitz
                                   Executive Vice President &
                                     Chief Financial Officer