Form 10-K405
period 1998-12-31
MACK CALI REALTY L P
filed 1999-03-04
CIK 1067063

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 333-57103
                            ------------------------

                             MACK-CALI REALTY, L.P.

             (Exact Name of Registrant as specified in its charter)

                  DELAWARE                             22-3315804
      (State or other jurisdiction of                 (IRS Employer
       incorporation or organization)              Identification No.)

  11 COMMERCE DRIVE, CRANFORD, NEW JERSEY              07016-3599
  (Address of principal executive offices)             (Zip code)

                                 (908) 272-8000
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

           (Title of Each Class)             (Name of Each Exchange on Which
                                                       Registered)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. /X/

    LOCATION OF EXHIBIT INDEX: The index of exhibits is contained in Part IV herein on page number 63.

    DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Mack-Cali Realty Corporation's definitive proxy statement to be issued in conjunction with the Mack-Cali Realty Corporation's annual meeting of shareholders to be held on May 19, 1999 are incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                                   FORM 10-K

                                                                                                            PAGE NO.
                                                                                                          -------------
PART I
    Item 1  Business....................................................................................            3
    Item 2  Properties..................................................................................           19
    Item 3  Legal Proceedings...........................................................................           48
    Item 4  Submission of Matters to a Vote of Security Holders.........................................           48

PART II
    Item 5  Market for Registrant's Common Stock and Related Stockholder Matters........................           48
    Item 6  Selected Financial Data.....................................................................           49
    Item 7  Management's Discussion and Analysis of Financial Condition and Results of Operations.......           51
    Item 7a Quantitative and Qualitative Disclosures About Market Risk..................................           61
    Item 8  Financial Statements and Supplementary Data.................................................           62
    Item 9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........           62

PART III
    Item 10  Directors and Executive Officers of the Registrant.........................................           62
    Item 11  Executive Compensation.....................................................................           62
    Item 12  Security Ownership of Certain Beneficial Owners and Management.............................           62
    Item 13  Certain Relationships and Related Transactions.............................................           62

PART IV
    Item 14  Exhibits, Financial Statements, Schedules and Reports on Form 8-K..........................           63

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Mack-Cali Realty, L.P., a Delaware limited partnership, (together with its subsidiaries, the "Operating Partnership"), is a majority-owned subsidiary of Mack-Cali Realty Corporation, a Maryland Corporation (the "Corporation"). The Operating Partnership owns and operates a portfolio comprised predominantly of Class A office and office/flex properties located primarily in the Northeast, as well as commercial real estate leasing, management, acquisition, development and construction businesses. As of December 31, 1998, the Operating Partnership's portfolio consisted of 249 properties, aggregating approximately 27.8 million square feet, plus developable land. Included in the Operating Partnership's portfolio are 244 wholly-owned properties aggregating approximately 26.8 million square feet (collectively, the "Properties"). The Properties are comprised of 153 office properties aggregating approximately 22.5 million square feet (the "Office Properties"), 79 office/flex properties aggregating approximately 3.9 million square feet (the "Office/Flex Properties") six industrial/warehouse properties aggregating approximately 387,400 square feet (the "Industrial/Warehouse Properties"), two multi-family residential complexes consisting of 453 units, two stand-alone retail properties and two land leases. The Operating Partnership's portfolio also includes ownership interests in unconsolidated joint ventures which own four office properties and one office/flex property, aggregating approximately 1.0 million square feet. See "Investments in Unconsolidated Joint Ventures." Unless otherwise indicated, all references to square feet represent net rentable area. As of December 31, 1998, the Office Properties, Office/Flex Properties and Industrial/Warehouse Properties were approximately 96.6 percent leased to over 2,400 tenants. The Operating Partnership's portfolio is located in 12 states, primarily in the Northeast, plus the District of Columbia.

    The General Partner of the Operating Partnership is the Corporation, which has elected to be treated and operated so as to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. The common stock, par value $0.01 (the "Common Stock") of the Corporation is listed on the New York Stock Exchange and the Pacific Exchange under the symbol "CLI." Substantially all of the Corporation's interests in the Properties are held through, and its operations are conducted through, the Operating Partnership, or through entities controlled by the Operating Partnership. As of March 1, 1999, 58,287,261 shares of Common Stock were outstanding. Also as of March 1, 1999, the Corporation owned a 77.8 percent general partnership interest in the Operating Partnership, assuming conversion of all preferred limited partnership units of the Operating Partnership into common limited partnership units. Without giving effect to the preferred limited partnership units of the Operating Partnership, the Corporation would own an 86.3 percent general partnership interest in the Operating Partnership. As used herein, the term "Units" refers to common limited partnership interests in the Operating Partnership. Units are redeemable for an equal number of shares of Common Stock or cash.

    The Operating Partnership's strategy has been to focus its acquisition, operation and development of office properties in markets and sub-markets where it is, or can become, a significant and preferred owner and operator. The Operating Partnership believes that its Properties have excellent locations and access and are well-maintained and professionally managed. As a result, the Operating Partnership believes that its Properties attract high quality tenants and achieve among the highest rental, occupancy and tenant retention rates within their markets. The Operating Partnership will continue this strategy by expanding, through acquisitions or development in markets and sub-markets where it has, or can achieve, similar status. Consistent with its growth strategy, during 1998, the Operating Partnership acquired or placed in service 56 office and office/flex properties aggregating approximately 4.9 million square feet, for an aggregate cost of approximately $686.6 million (the "Property Acquisitions"). In addition, the Operating Partnership acquired ownership interests in unconsolidated joint ventures which own five office and office/ flex properties, totaling approximately 1.0 million square feet, for a net investment of approximately $66.5 million. Management believes that the recent trend towards rising rental and occupancy rates in the

Operating Partnership's sub-markets continues to present significant opportunities for internal growth. The Operating Partnership also may develop properties in such sub-markets, particularly with a view towards the development of the Operating Partnership's vacant land holdings, which principally are located adjacent to the Operating Partnership's existing properties. Management believes that its extensive market knowledge provides the Operating Partnership with a significant competitive advantage which is further enhanced by its strong reputation for, and emphasis on, delivering highly responsive, professional management services. See "Business Strategies".

    The principals of Cali Associates, the entity to whose business the Operating Partnership succeeded in 1994, have been involved in the development, leasing, management, operation and disposition of commercial and residential properties in Northern and Central New Jersey for over 50 years and have been primarily focusing on office building development for the past 20 years. In January 1997, the Operating Partnership acquired 65 Class A properties located in Westchester County, New York and Fairfield County, Connecticut, aggregating approximately 4.1 million square feet from the Robert Martin Company, LLC and affiliates for a total cost of approximately $450.0 million (the "RM Transaction"). In December 1997, the Operating Partnership acquired 54 Class A office properties, primarily in New Jersey and Texas, aggregating approximately
9.2 million square feet, from The Mack Company and Patriot American Office Group for a total cost of approximately $1.1 billion (the "Mack Transaction"). Upon the completion of the Mack Transaction, the Operating Partnership changed its name from Cali Realty, L.P. to Mack-Cali Realty, L.P.

    The Operating Partnership's executive officers have been employed by the Corporation and/or its predecessor companies for an average of approximately 10 years. The Operating Partnership and its predecessors have extensive development experience, having developed 11.9 million square feet or 44.4 percent of the Operating Partnership's portfolio.

    The Operating Partnership performs substantially all construction, development, leasing, management and tenant improvements on an "in-house" basis and is self-administered and self-managed. The Operating Partnership was formed on May 31, 1994. The Operating Partnership's executive offices are located at 11 Commerce Drive, Cranford, New Jersey 07016, and its telephone number is (908) 272-8000. The Corporation has an internet website at "http://www.mack-cali.com".

                              BUSINESS STRATEGIES

OPERATIONS

    REPUTATION: The Operating Partnership has established a reputation as a highly-regarded landlord with an emphasis on delivering professional quality tenant services in buildings it owns or manages. The Operating Partnership believes that its continued success depends in part on enhancing its reputation as an operator of choice, which will facilitate the retention of current tenants and the attraction of new tenants. The Operating Partnership believes it provides a superior level of service to its tenants, which in turn creates higher than average occupancy rates, as well as lower than average turnover.

    COMMUNICATION WITH TENANTS: The Operating Partnership's property management department emphasizes frequent communication with tenants to ensure first-class service to the Properties. Property managers generally are located on site at the Properties to provide convenient access to management and to ensure that the Properties are well-maintained. Property management's primary responsibility is ensuring that buildings are operated at peak efficiency in order to meet both the Operating Partnership's and tenants' needs and expectations. The property managers additionally budget and oversee capital improvements and building system upgrades to enhance the Properties' competitive advantages in their markets.

    Additionally, the Operating Partnership's leasing department develops and maintains long-term relationships with its diverse tenant base, and coordinates leasing, expansion, relocation and build-to-suit opportunities within its portfolio. This approach allows the Operating Partnership to offer office space in the appropriate size and location to current or prospective tenants in any of its sub-markets.

GROWTH

    INTERNAL GROWTH: The Operating Partnership's objectives are to maximize growth in funds from operations and to enhance the value of its portfolio through effective management, acquisition and development strategies. The Operating Partnership seeks to maximize the value of its existing portfolio through implementing operating strategies to produce increased effective rental and occupancy rates and decreased concession and tenant installation costs. The Operating Partnership believes that it has a unique opportunity for internal growth through re-leasing space at higher effective rents with contractual rent increases and developing or redeveloping space for its diverse base of high credit tenants, which include AT&T Corporation, Allstate Insurance Company and International Business Machines Corporation. In addition, the Operating Partnership's management seeks volume discounts to take advantage of the Operating Partnership's size and dominance in particular sub-markets, and operating efficiencies through the use of in-house management, leasing, marketing, financing, accounting, legal and construction functions. The Operating Partnership believes these combined factors should provide the Operating Partnership with sustainable internal growth over the next several years.

    EXTERNAL GROWTH: The Operating Partnership also believes that opportunities exist to increase funds from operations by acquiring or developing properties with attractive returns in sub-markets where, based on its expertise in leasing, managing and operating properties, it is, or can become, a significant and preferred owner and operator. The Operating Partnership will acquire, invest in or develop additional properties that: (i) provide attractive initial yields with significant potential for growth in cash flow from operations; (ii) are well located, of high quality and competitive in their respective sub-markets;
(iii) are located in its existing sub-markets or in sub-markets in which the Operating Partnership can become a significant and preferred owner or operator; and (iv) have been under-managed or are otherwise capable of improved performance through intensive management, capital improvements and/or leasing that will result in increased occupancy and rental revenues.

    DEVELOPMENT: In addition, the Operating Partnership owns 238 acres of land held for development, on which it can build up to approximately 10 million square feet of office space. The Operating Partnership may selectively develop buildings where such development will result in a favorable risk-adjusted return on investment in coordination with the above operating strategies. Such development will primarily occur only when leases have been executed prior to construction, in stable sub-markets where the demand for such space exceeds available supply and where the Operating Partnership is, or can become, a significant and preferred owner and operator.

FINANCIAL

    The Operating Partnership currently intends to maintain a ratio of debt to total market capitalization (total debt of the Operating Partnership as a percentage of the total market value of issued and outstanding units, including interests redeemable therefor, plus total debt) of approximately 50 percent or less. Although there is no limit in the Operating Partnership's organizational documents on the amount of indebtedness that the Operating Partnership may incur, the Operating Partnership has entered into certain financial agreements which contain covenants that limit the Operating Partnership's ability to incur indebtedness under certain circumstances. As of December 31, 1998, the Operating Partnership's total debt constituted approximately 38.5 percent of the total market capitalization of the Operating Partnership. The Operating Partnership will utilize the most appropriate sources of capital for future acquisitions, development, capital improvements and other investments, which may include funds from operating activities, short-term and long-term borrowings (including draws on the Operating Partnership's revolving credit facilities), and issuances of debt securities or additional equity securities.

EMPLOYEES

    As of December 31, 1998, the Operating Partnership had no employees. The Corporation had over 450 employees.

COMPETITION

    The leasing of real estate is highly competitive. The Properties compete for tenants with lessors and developers of similar properties located in its respective markets primarily on the basis of location, rent charged, services provided, and the design and condition of the Properties. The Operating Partnership also experiences competition when attempting to acquire desirable real estate, including competition from domestic and foreign financial institutions, other REITs, life insurance companies, pension trusts, trust funds, partnerships and individual investors.

REGULATIONS

    Many laws and governmental regulations are applicable to the Properties and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.

    Under various laws and regulations relating to the protection of the environment, an owner of real estate may be held liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in the property. These laws often impose liability without regard to whether the owner was responsible for, or even knew of, the presence of such substances. The presence of such substances may adversely affect the owner's ability to rent or sell the property or to borrow using such property as collateral and may expose it to liability resulting from any release of, or exposure to, such substances. Persons who arrange for the disposal or treatment of hazardous or toxic substances at another location may also be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may also seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials and other hazardous or toxic substances. In connection with the ownership (direct or indirect), operation, management and development of real properties, the Operating Partnership may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, potentially liable for removal or remediation costs, as well as certain other related costs, including governmental penalties and injuries to persons and property.

    There can be no assurance that (i) future laws, ordinances or regulations will not impose any material environmental liability, (ii) the current environmental condition of the Properties will not be affected by tenants, by the condition of land or operations in the vicinity of the Properties (such as the presence of underground storage tanks), or by third parties unrelated to the Operating Partnership, or (iii) the Operating Partnership's assessments reveal all environmental liabilities and that there are no material environmental liabilities of which the Operating Partnership is aware. If compliance with the various laws and regulations, now existing or hereafter adopted, exceeds the Operating Partnership's budgets for such items, the Operating Partnership's ability to make expected distributions to unitholders could be adversely affected.

    There are no other laws or regulations which have a material effect on the Operating Partnership's operations, other than typical federal, state and local laws affecting the development and operation of real property, such as zoning laws.

INDUSTRY SEGMENTS

    The Operating Partnership operates in only one industry segment-real estate. The Operating Partnership does not have any foreign operations and its business is not seasonal.

RECENT DEVELOPMENTS

    The Operating Partnership's funds from operations (after adjustment for straight-lining of rents) for the year ended December 31, 1998 was $216.9 million as compared to $111.8 million for the year ended December 31, 1997. As a result of the Operating Partnership's improved operating performance, in September 1998, the Corporation announced a 10 percent increase in its regular quarterly dividend and distribution, commencing with the third quarter of 1998, from $0.50 per share ($2.00 per share of Common Stock on an annualized basis) to $0.55 per share of Common Stock ($2.20 per share of Common Stock on an annualized basis). The Corporation declared a cash dividend of $0.55 per share on December 15, 1998 to shareholders of record on January 6, 1999. Also, on that date, the Operating Partnership declared a cash distribution to the limited partners in the Operating Partnership of $0.55 per Unit. The dividend and distributions were paid on January 26, 1999.

    In 1998, the Operating Partnership:

    - acquired 52 operating properties aggregating 4.7 million square feet at a total cost of approximately $663.6 million,

    - placed in service four properties aggregating 218,600 square feet at a total cost of approximately $23.0 million,

    - acquired seven redevelopment properties/developable land parcels at a total cost of approximately $41.4 million, and

    - acquired interests in unconsolidated joint ventures with an investment of approximately $66.5 million at December 31, 1998.

    These transactions increased the total square footage of the Operating Partnership's portfolio by 26.7 percent.

OPERATING PROPERTY ACQUISITIONS

    The Operating Partnership acquired the following operating properties during the year ended December 31, 1998:

ACQUISITION                                                                                       # OF
DATE                 PROPERTY/PORTFOLIO NAME                         LOCATION                    BLDGS.     SQUARE FEET
-----------  ---------------------------------------  ---------------------------------------  -----------  ------------
OFFICE
-----------
2/05/98      500 West Putnam Avenue(b)                Greenwich, Fairfield County, CT                   1       121,250
2/25/98      10 Mountainview Road                     Upper Saddle River, Bergen County, NJ             1       192,000
3/12/98      1250 Capital of Texas Highway South      Austin, Travis County, TX                         1       270,703
3/27/98      Prudential Business Campus(c)            Parsippany, Morris County, NJ                     5       703,451
3/27/98      Pacifica Portfolio- Phase I(d)(e)        Denver & Colorado Springs, CO                    10       620,017
3/30/98      Morris County Financial Center           Parsippany, Morris County, NJ                     2       301,940
5/13/98      3600 South Yosemite                      Denver, Denver County, CO                         1       133,743
5/22/98      500 College Road East(f)                 Princeton, Mercer County, NJ                      1       158,235
6/01/98      1709 New York Ave./1400 L Street N.W.    Washington, D.C.                                  2       325,000
6/03/98      400 South Colorado Boulevard             Denver, Denver County, CO                         1       125,415
6/08/98      Pacifica Portfolio--Phase II(d)(e)(g)    Denver & Colorado Springs, CO                     6       514,427
7/16/98      4200 Parliament Drive(h)                 Lanham, Prince George's County, MD                1       122,000
9/10/98      40 Richards Avenue(d)                    Norwalk, Fairfield County, CT                     1       145,487
9/15/98      Seven Skyline Drive(i)                   Hawthorne, Westchester County, NY                 1       109,000
                                                                                                       --
                                                                                                            ------------
  TOTAL OFFICE PROPERTY ACQUISITIONS:                                                                  34     3,842,668
                                                                                                       --
                                                                                                            ------------
OFFICE/FLEX
-----------
1/30/98      McGarvey Portfolio(j)                    Moorestown, Burlington County, NJ                17       748,660
7/14/98      1510 Lancer Road(k)                      Moorestown, Burlington County, NJ                 1        88,000
                                                                                                       --
                                                                                                            ------------
  TOTAL OFFICE/FLEX PROPERTY ACQUISITIONS:                                                             18       836,660
                                                                                                       --
                                                                                                            ------------
TOTAL OPERATING PROPERTY ACQUISITIONS:                                                                 52     4,679,328
                                                                                                       --
                                                                                                       --
                                                                                                            ------------
                                                                                                            ------------

             INVESTMENT BY
ACQUISITION    OPERATING
DATE          PARTNERSHIP
-----------  --------------
             (IN THOUSANDS)
OFFICE
-----------
2/05/98        $   20,125
2/25/98            24,754
3/12/98            37,266
3/27/98           130,437
3/27/98            74,966
3/30/98            52,763
5/13/98            13,555
5/22/98            21,334
6/01/98            90,385
6/03/98            12,147
6/08/98            85,910
7/16/98            15,807
9/10/98            19,587
9/15/98            13,379

             --------------
  TOTAL OFF    $  612,415

             --------------
OFFICE/FLEX
-----------
1/30/98        $   47,526
7/14/98             3,700

             --------------
  TOTAL OFF    $   51,226

             --------------
TOTAL OPERA    $  663,641

             --------------
             --------------

PROPERTIES PLACED IN SERVICE

    The Operating Partnership placed in service the following properties through the completion of development or redevelopment during the year ended December 31, 1998:

DATE PLACED                                                                                        # OF
IN SERVICE                 PROPERTY NAME                              LOCATION                    BLDGS.     SQUARE FEET
------------  ---------------------------------------  ---------------------------------------  -----------  ------------
OFFICE
------------
1/15/98       224 Strawbridge Drive                    Moorestown, Burlington County, NJ                 1        74,000
8/01/98       228 Strawbridge Drive                    Moorestown, Burlington County, NJ                 1        74,000
                                                                                                        --
                                                                                                             ------------
  TOTAL OFFICE PROPERTIES PLACED IN SERVICE:                                                             2       148,000
                                                                                                        --
                                                                                                             ------------
OFFICE/FLEX
------------
6/08/98       Two Center Court                         Totowa, Passaic County, NJ                        1        30,600
10/23/98      650 West Avenue                          Stamford, Fairfield County, CT                    1        40,000
                                                                                                        --
                                                                                                             ------------
  TOTAL OFFICE/FLEX PROPERTIES PLACED IN SERVICE:                                                        2        70,600
                                                                                                        --
                                                                                                             ------------
TOTAL PROPERTIES PLACED IN SERVICE:                                                                      4       218,600
                                                                                                        --
                                                                                                        --
                                                                                                             ------------
                                                                                                             ------------

              INVESTMENT BY
DATE PLACED     OPERATING
IN SERVICE    PARTNERSHIP(A)
------------  --------------
              (IN THOUSANDS)
OFFICE
------------
1/15/98         $    7,796
8/01/98              7,986

              --------------
  TOTAL OFFI    $   15,782

              --------------
OFFICE/FLEX
------------
6/08/98         $    2,231
10/23/98             4,952

              --------------
  TOTAL OFFI    $    7,183

              --------------
TOTAL PROPER    $   22,965

              --------------
              --------------

------------------------------

See footnotes to this schedule on subsequent page.

------------------------------

Footnotes to schedules on previous page:

(a) Unless otherwise noted, transactions were funded by the Operating Partnership with funds primarily made available through draws on the Operating Partnership's credit facilities.

(b) The acquisition was funded with cash as well as the assumption of mortgage debt (estimated fair value of approximately $12,104, with annual effective interest rate of 6.52 percent.)

(c) The acquisition was funded primarily from proceeds received from the sale of 2,705,628 shares of common stock. Also included in the acquisition, but excluded from this schedule, is (i) Nine Campus Drive in which the Operating Partnership has a 50 percent interest through an unconsolidated joint venture (see "Investments in Unconsolidated Joint Ventures"), and (ii) developable land adjacent to the acquired portfolio (see "Redevelopment Properties/Developable Land Acquisitions.")

(d) The acquisition was funded with cash and the issuance of Units to the seller (see Note 9 to the Financial Statements).

(e) The Operating Partnership may be required to pay additional consideration due to earn-out provisions in the agreement. The Operating Partnership is under contract to acquire two remaining office buildings, encompassing 95,360 square feet (for an aggregate price of approximately $12,300).

(f) The property was acquired subject to a ground lease, which is prepaid through 2031, and has two 10-year renewal options, at rent levels as defined in the lease agreement.

(g) Also included in the acquisition, but excluded from this schedule, is developable land adjacent to the acquired portfolio (see "Redevelopment Properties/Developable Land Acquisitions.")

(h) Includes land adjacent to the operating property, which may be sub-divided for future development.

(i) The property was acquired through the exercise of a purchase option obtained in the RM Transaction. The acquisition was funded with cash, net of the repayment by the seller of the remaining balance of the RM Note Receivable (see Note 7 to the Financial Statements).

(j) The acquisition was funded with cash as well as the assumption of mortgage debt (aggregate estimated fair value of approximately $8,354, with weighted average annual effective interest rate of 6.24 percent.) The Operating Partnership is under contract to acquire an additional four office/flex properties and has a right of first refusal to acquire six additional office/flex properties.

(k) The property was acquired through the exercise of a purchase option obtained in the acquisition of the McGarvey portfolio in January 1998.

REDEVELOPMENT PROPERTIES/DEVELOPABLE LAND ACQUISITIONS

    On January 23, 1998, the Operating Partnership acquired 10 acres of vacant land in the Stamford Executive Park, located in Stamford, Fairfield County, Connecticut for approximately $1.3 million, funded from the Operating Partnership's cash reserves. In October 1998, the Operating Partnership completed and placed in service a 40,000 square-foot office/flex property on the acquired land (see "Properties Placed in Service.")

    On February 2, 1998, the Operating Partnership acquired 2115 Linwood Avenue, a 68,000 square-foot vacant office building located in Fort Lee, Bergen County, New Jersey. The building was acquired for approximately $5.2 million, which was made available from drawing on one of the Operating Partnership's credit facilities. The Operating Partnership is currently redeveloping the property for future lease-up and operation.

    On March 27, 1998, as part of the purchase of the Prudential Business Campus (see "Operating Property Acquisitions"), the Operating Partnership acquired approximately 95 acres of vacant land adjacent to the operating properties for approximately $27.5 million.

    On June 8, 1998, as part of the Pacifica portfolio-phase II acquisition (see "Operating Property Acquisitions"), the Operating Partnership acquired vacant land adjacent to the operating properties for approximately $2.0 million.

    On September 4, 1998, the Operating Partnership acquired approximately 128 acres of vacant land located at the Horizon Center Business Park, Hamilton Township, Mercer County, New Jersey, through the exercise of a purchase option obtained in the Operating Partnership's acquisition of the Horizon Center Business Park in November 1995. The land was acquired for approximately $1.7 million, which was funded from the Operating Partnership's cash reserves.

    On November 10, 1998, the Operating Partnership acquired approximately 10.1 acres of land located at Three Vaughn Drive, Princeton, Mercer County, New Jersey. The Operating Partnership acquired the land for approximately $2.1 million, which was funded from the Operating Partnership's cash reserves.

    On December 3, 1998, the Operating Partnership acquired approximately 2.7 acres of land located at 12 Skyline Drive, Hawthorne, Westchester County, New York. The Operating Partnership acquired the land for approximately $1.5 million, which was funded from the Operating Partnership's cash reserves.

INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

    The following is a summary of the Operating Partnership's net investment in unconsolidated joint ventures as of December 31, 1998:

                                                                                                     OPERATING
                                                                                                   PARTNERSHIP'S
                                                                                                        NET
UNCONSOLIDATED JOINT VENTURE                                                                         INVESTMENT
------------------------------------------------------------------------------------------------  ----------------
                                                                                                   (IN THOUSANDS)
Pru-Beta 3......................................................................................     $   17,980
HPMC............................................................................................         17,578
G&G Martco......................................................................................         10,964
American Financial Exchange L.L.C...............................................................         10,983
Ramland Realty Associates L.L.C.................................................................          4,851
Ashford Loop Associates L.P.....................................................................          4,152
                                                                                                  ----------------
Total...........................................................................................     $   66,508
                                                                                                  ----------------
                                                                                                  ----------------

    PRU-BETA 3 (NINE CAMPUS DRIVE): On March 27, 1998, the Operating Partnership acquired a 50 percent interest in an existing joint venture with The Prudential Insurance Company of America ("Prudential"), known as Pru-Beta 3, which owns and operates Nine Campus Drive, a 156,495 square-foot office building, located in the Mack-Cali Business Campus (formerly Prudential Business Campus) office complex in Parsippany, Morris County, New Jersey. The Operating Partnership performs management and leasing services for the property owned by the joint venture.

    HPMC (CONTINENTAL GRAND II/SUMMIT RIDGE/LAVA RIDGE): On April 23, 1998, the Operating Partnership entered into a joint venture agreement with HCG Development, L.L.C. and Summit Partners I, L.L.C. to form HPMC Development Partners, L.P. and, on July 21, 1998, entered into a second joint venture named HPMC Lava Ridge Partners, L.P. with these same parties. HPMC Development Partners, L.P.'s efforts have focused on two development projects, commonly referred to as Continental Grand II and Summit Ridge. Continental Grand II is a
4.2 acre site located in El Segundo, Los Angeles County, California, acquired by the venture upon which it has commenced construction of a 237,000 square-foot office property. Summit Ridge is a 7.3 acre site located in San Diego, San Diego County, California, acquired by the venture upon which it has commenced
construction of a 132,000 square-foot office/flex property.   HPMC Lava Ridge
Partners, L.P. has commenced construction of three two-story buildings aggregating 183,200 square-feet of office space on a 12.1 acre site located in Roseville, Placer County, California. The Operating Partnership is required to make capital contributions to the ventures totaling up to $26.6 million, pursuant to the partnership agreements. Among other things, the partnership agreements provide for a preferred return on the Operating Partnership's invested capital in each venture, in addition to 50 percent of such venture's profit above such preferred returns, as defined in each agreement.

    G&G MARTCO (CONVENTION PLAZA): On April 30, 1998, the Operating Partnership acquired a 49.9 percent interest in an existing joint venture, known as G&G Martco, which owns Convention Plaza, a 305,618 square-foot office building located in San Francisco, San Francisco County, California. A portion of its initial investment was financed through the issuance of Units (see Note 9 to the Financial Statements), as well as funds drawn from the Operating Partnership's credit facilities. The Operating Partnership performs management and leasing services for the property owned by the joint venture.

    AMERICAN FINANCIAL EXCHANGE L.L.C.: On May 20, 1998, the Operating Partnership entered into a joint venture agreement with Columbia Development Corp. to form American Financial Exchange L.L.C. The venture was initially formed to acquire land for future development, located on the Hudson River waterfront in Jersey City, Hudson County, New Jersey, adjacent to the Operating Partnership's Harborside property. The Operating Partnership holds a 50 percent interest in the joint venture. Among other things, the partnership agreement provides for a preferred return on the Operating Partnership's invested capital in the venture, in addition to the Operating Partnership's proportionate share of the venture's profit, as defined in the agreement. The joint venture has acquired land on which it has constructed a parking facility, which is currently leased to a parking operator under a 10-year agreement. Such parking facility serves a ferry service between the Operating Partnership's Harborside Financial Center and Manhattan.

    RAMLAND REALTY ASSOCIATES L.L.C. (ONE RAMLAND ROAD): On August 20, 1998, the Operating Partnership entered into a joint venture agreement with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C. The venture was formed to own, manage and operate One Ramland Road, a 232,000 square-foot office/flex building plus adjacent developable land, located in Orangeburg, Rockland County, New York. The office/flex building is being redeveloped for future lease-up and operation. The Operating Partnership holds a 50 percent interest in the joint venture.

    ASHFORD LOOP ASSOCIATES L.P. (1001 SOUTH DAIRY ASHFORD/2100 WEST LOOP SOUTH): On September 18, 1998, the Operating Partnership entered into a joint venture agreement with Prudential to form Ashford Loop Associates L.P. The venture was formed to own, manage and operate 1001 South Dairy Ashford, a 130,000 square-foot office building acquired on September 18, 1998 and 2100 West Loop South, a 168,000 square-foot office building acquired on November 25, 1998, both located in Houston, Harris County, Texas. The Operating Partnership holds a 20 percent interest in the joint venture. The joint venture may be required to pay additional consideration due to earn-out provisions in the acquisition contracts. The Operating Partnership performs management and leasing services for the properties owned by the joint venture.

FINANCING ACTIVITY

    During 1998, the Corporation issued approximately 8.0 million shares in several offerings and sales of its common stock (at a weighted average price of $37.38 per share) raising aggregate net proceeds of approximately $288.4 million. Concurrent with these offerings and sales, the Corporation purchased from the Operating Partnership approximately 8.0 million Units, for approximately $288.4 million. Additionally, during 1998, in conjunction with the funding of several of its property acquisitions as well as redemption of certain of the contingent units issued in the Mack Transaction, the Operating Partnership issued a total of approximately 3.1 million Units and 19,694 preferred operating partnership units (convertible into 568,369 Units), with a total value of approximately $126.3 million at time of issuance.

    In October 1998, the Operating Partnership entered into a forward treasury rate lock agreement with a commercial bank. The agreement locked an interest rate of 4.089 percent per annum for the three-year U.S. Treasury Note effective November 4, 1999, on a notional amount of $50.0 million. The agreement will be used to fix the Index Rate on $50.0 million of the Harborside mortgages, for which the Operating Partnership's interest rate re-sets for three years beginning November 4, 1999 to the interpolated three-year U.S. Treasury Note plus 110 basis points (see Note 9 to the Financial Statements--"Harborside Mortgages").

    In August 1998, the Board of Directors of the Corporation authorized a share repurchase program under which the Corporation was permitted to purchase up to $100.0 million of the Corporation's outstanding Common Stock. Purchases could be made from time to time in open market transactions at prevailing prices or through privately-negotiated transactions. Subsequently, the Corporation purchased in the open market, for constructive retirement, 854,700 shares of its outstanding Common Stock for an aggregate cost of approximately $25.1 million. Concurrent with these purchases, the Corporation sold to the Operating Partnership 854,700 Units for approximately $25.1 million.

    On April 30,1998, the Operating Partnership retired a $200 million term loan which it obtained from Prudential Securities Credit Corp. on December 10, 1997. Such loan had a one-year term and bore interest at 110 basis points over one-month LIBOR.

    Also on April 30, 1998, The Operating Partnership obtained a loan in the amount of $150 million from The Prudential Insurance Company of America. Such loan has a seven year term and bears interest at an effective rate of 7.1 percent.

    On April 17, 1998, the Operating Partnership repaid in full and terminated the Original Unsecured Facility and obtained a new unsecured revolving credit facility (the "1998 Unsecured Facility") in the amount of $870.0 million from a group of 26 lender banks. In July 1998, the 1998 Unsecured Facility was expanded to $900.0 million with the addition of two new lender banks into the facility, bringing the total number of participants to 28. In December 1998, the 1998 Unsecured Facility was further expanded to $1.0 billion. The 1998 Unsecured Facility has a three-year term and bore interest at 110 basis points over LIBOR. In November 1998, with the Operating Partnership's achievement of investment grade unsecured debt ratings, the interest rate was reduced to 90 basis points over LIBOR.

    The Operating Partnership has three investment grade credit ratings. Duff & Phelps Credit Rating Co. ("DCR") and Standard & Poors Rating Services ("S&P") have each assigned their BBB rating to prospective senior unsecured debt offerings of the Operating Partnership. DCR and S&P have also assigned their BBB- rating to prospective preferred stock offerings of the Company. Moody's Investors Service has assigned its Baa3 rating to prospective senior unsecured debt of the Operating Partnership and its Ba1 rating to prospective preferred stock offerings of the Company.

RISK FACTORS

    Our results from operations and ability to pay distributions on our equity and debt service on our indebtedness may be affected by the risk factors set forth below. All investors should consider the following risk factors before deciding to purchase securities of the Operating Partnership. The Operating Partnership refers to itself as "we" or "our" in the following risk factors.

WE ARE DEPENDENT UPON THE ECONOMICS OF THE NORTHEASTERN OFFICE MARKETS.

    A majority of our revenues are derived from our properties located in the Northeast, particularly in New Jersey, New York, Pennsylvania and Connecticut. Adverse economic developments in these states could adversely impact the operations of our properties and, therefore, our profitability. Because our portfolio consists primarily of office and office/flex buildings (as compared to a more diversified real estate portfolio), a decline in the economy and/or a decline in the demand for office space may adversely affect our ability to make distributions or payments to our investors.

OUR PERFORMANCE IS SUBJECT TO RISKS ASSOCIATED WITH THE REAL ESTATE INDUSTRY.

    GENERAL: Our ability to make distributions or payments to our investors depends on the ability of our properties to generate funds in excess of operating expenses (including scheduled principal payments on debt and capital expenditure requirements). Events or conditions that are beyond our control may adversely affect our operations and the value of our properties. Such events or conditions could include:

    - changes in the general economic climate;

    - changes in local conditions such as oversupply of office space or a reduction in demand for office space;

    - decreased attractiveness of our properties to potential tenants;

    - competition from other office and office/flex buildings;

    - our inability to provide adequate maintenance;

    - increased operating costs, including insurance premiums and real estate taxes, due to inflation and other factors which may not necessarily be offset by increased rents;

    - changes in laws and regulations (including tax, environmental and housing laws and regulations) and agency or court interpretations of such laws and regulations and the related costs of compliance;

    - changes in interest rate levels and the availability of financing;

    - the inability of a significant number of tenants to pay rent;

    - our inability to rent office space on favorable terms; and

    - civil unrest, earthquakes and other natural disasters or acts of God that may result in uninsured losses.

    FINANCIALLY DISTRESSED TENANTS MAY BE UNABLE TO PAY RENT: If a tenant defaults, we may experience delays and incur substantial costs in enforcing our rights as landlord and protecting our investments. If a tenant files for bankruptcy, a potential court judgment rejecting and terminating such tenant's lease could adversely affect our ability to make distributions or payments to our investors.

    ILLIQUIDITY OF REAL ESTATE LIMITS OUR ABILITY TO ACT QUICKLY: Real estate investments are relatively illiquid. Such illiquidity may limit our ability to react quickly in response to changes in economic and other conditions. If we want to sell an investment, we might not be able to dispose of that investment in the time period we desire, and the sales price of that investment might not recoup or exceed the amount of our investment. The prohibition in the Internal Revenue Code of 1986, as amended, and related regulations on a real estate investment trust holding property for sale also may restrict our ability to sell property. In addition, we acquired a significant number of our properties from individuals to whom we issued limited partnership units as part of the purchase price. In connection with the acquisition of these properties, in order to preserve such individual's tax deferral, we contractually agreed not to sell or otherwise transfer the properties for a specified period of time, subject to certain exceptions. The above limitations on our ability to sell our investments could adversely affect our ability to make distributions or payments to our investors.

    AMERICANS WITH DISABILITIES ACT COMPLIANCE COULD BE COSTLY: Under the Americans with Disabilities Act of 1990, all public accommodations and commercial facilities must meet certain federal requirements related to access and use by disabled persons. Compliance with the ADA requirements could involve removal of structural barriers from certain disabled persons' entrances. Other federal, state and local laws may require modifications to or restrict further renovations of our properties with respect to such accesses. Although we believe that our properties are substantially in compliance with present requirements, noncompliance with the ADA or related laws or regulations could result in the United States government imposing fines or private litigants being awarded damages against us. Such costs may adversely affect our ability to make distributions or payments to our investors.

    ENVIRONMENTAL PROBLEMS ARE POSSIBLE AND MAY BE COSTLY: Various federal, state and local laws and regulations subject property owners or operators to liability for the costs of removal or remediation of certain hazardous or toxic substances located on or in the property. These laws often impose liability without regard to whether the owner or operator was responsible for or even knew of the presence of such substances. The presence of or failure to properly remediate hazardous or toxic substances may adversely affect our ability to rent, sell or borrow against contaminated property. Various laws and regulations also impose liability on persons who arrange for the disposal or treatment of hazardous or toxic substances at another location for the costs of removal or remediation of such substances at the disposal or treatment facility. These laws often impose liability whether or not the person arranging for such disposal ever owned or operated the disposal facility. Certain other environmental laws and regulations impose liability on owners or operators of property for injuries relating to the release of asbestos-containing materials into the air. As owners and operators of property and as potential arrangers for hazardous substance disposal, we may be liable under such laws and regulations for removal or remediation costs, governmental penalties, property damage, personal injuries and related expenses. Payment of such costs and expenses could adversely affect our ability to make distributions or payments to our investors.

    COMPETITION FOR ACQUISITIONS MAY RESULT IN INCREASED PRICES FOR
PROPERTIES: We plan to acquire additional properties in New Jersey, New York and Pennsylvania and in the Northeast generally. We may be competing for investment opportunities with entities that have greater financial resources and more experienced managers. Several office building developers and real estate companies may compete with us in seeking properties for acquisition, land for development and prospective tenants. Such competition may adversely affect our ability to make distributions or payments to our investors by:

    - reducing the number of suitable investment opportunities offered to us;

    - increasing the bargaining power of property owners;

    - interfering with our ability to attract and retain tenants;

    - increasing vacancies which lowers market rental rates and limits our ability to negotiate rental rates; and/or

    - adversely affecting our ability to minimize expenses of operation.

    DEVELOPMENT OF REAL ESTATE COULD BE COSTLY: As part of our operating strategy, we may acquire land for development under certain conditions. Included among the risks of the real estate development business are the following, which may adversely affect our ability to make distributions or payments to our investors:

    - financing for development projects may not be available on favorable terms;

    - long-term financing may not be available upon completion of construction; and

    - failure to complete construction on schedule or within budget may increase debt service expense and construction costs.

DEBT FINANCING COULD ADVERSELY AFFECT OUR ECONOMIC PERFORMANCE

    SCHEDULED DEBT PAYMENTS AND REFINANCING COULD ADVERSELY AFFECT OUR FINANCIAL
CONDITION: We are subject to the risks normally associated with debt financing. These risks, including the following, may adversely affect our ability to make distributions or payments to our investors:

    - our cash flow may be insufficient to meet required payments of principal and interest;

    - payments of principal and interest on borrowings may leave us with insufficient cash resources to pay operating expenses;

    - we may not be able to refinance indebtedness on our properties at maturity; and

    - if refinanced, the terms of refinancing may not be as favorable as the original terms of the related indebtedness.

    As of December 31, 1998, we had outstanding an aggregate of approximately $743.2 million of mortgage indebtedness (in addition to borrowings under our revolving credit facilities). As of December 31, 1998, we had outstanding borrowings of $671.6 million under our revolving credit facilities (with aggregate borrowing capacity of $1.1 billion). The outstanding borrowings were comprised of $671.6 million from our unsecured $1.0 billion credit facility, with no outstanding borrowings on our $100.0 million credit facility. We may have to refinance the principal due on our indebtedness at maturity, and we may not be able to refinance any indebtedness we incur in the future.

    If we are unable to refinance our indebtedness on acceptable terms, or at all, events or conditions that may adversely affect our ability to make distributions or payments to our investors include the following:

    - we may need to dispose of one or more of our properties upon disadvantageous terms;

    - prevailing interest rates or other factors at the time of refinancing could increase interest rates and, therefore, our interest expense;

    - if we mortgage property to secure payment of indebtedness and are unable to meet mortgage payments, the mortgagee could foreclose upon such property or appoint a receiver to receive an assignment of our rents and leases; and

    - foreclosures upon mortgaged property could create taxable income without accompanying cash proceeds and, therefore, hinder our ability to meet the real estate investment trust distribution requirements of the Internal Revenue Code.

    RISING INTEREST RATES MAY ADVERSELY AFFECT OUR CASH FLOW: Outstanding borrowings under our revolving credit facilities of approximately $671.6 million (as of December 31, 1998) and approximately $80.2 million (as of December 31,
1998) of our mortgage indebtedness bear interest at variable rates. We may incur additional indebtedness in the future that also bears interest at variable rates. Variable rate debt creates higher debt service requirements if market interest rates increase. Higher debt service requirements could adversely affect our ability to make distributions or payments to our investors or cause us to default under certain debt covenants.

    OUR DEGREE OF LEVERAGE COULD ADVERSELY AFFECT OUR CASH FLOW: We fund acquisition opportunities and development partially through short-term borrowings (including our revolving credit facilities), as well as out of undistributed cash. We expect to refinance projects purchased with short-term debt either with long-term indebtedness or equity financing depending upon the economic conditions at the time of refinancing. The Board of Directors of Mack-Cali Realty Corporation, our general partner, has a general policy of limiting the ratio of our indebtedness to total market capitalization (total debt as a percentage of the total market value of the issued and outstanding shares of Mack-Cali Realty Corporation's common stock, including interests redeemable therefore, plus total debt) of 50 percent or less, although there is no limit in Mack-Cali Realty Corporation's or our organizational documents on the amount of indebtedness that we may incur. However, we have entered into certain financial agreements which contain financial and operating covenants that limit our ability under certain circumstances to incur additional secured and unsecured indebtedness. The Board of Directors could alter or eliminate its current policy on borrowing at any time at its discretion. If this policy were changed, we could become more highly leveraged, resulting in an increase in debt service that could adversely affect our cash flow and our ability to make distributions or payments to our investors and could cause an increased risk of default on our obligations.

    ANY UNSECURED INDEBTEDNESS THAT WE MAY ISSUE IS EFFECTIVELY SUBORDINATED TO OUR SECURED INDEBTEDNESS AND INDEBTEDNESS OF OUR SUBSIDIARIES: Any unsecured indebtedness that we may issue will be effectively subordinated to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness and indebtedness of our subsidiaries. As of December 31, 1998, our total secured indebtedness (including secured indebtedness issued by our subsidiaries) was approximately $743.2 million. Consequently, in the event we are involved in a bankruptcy, liquidation, dissolution, reorganization or similar proceeding, the holders of any secured indebtedness will be entitled to proceed against the collateral that secures any such secured indebtedness, and such collateral will not be available for satisfaction of any amounts owned under our unsecured indebtedness, including the notes. In addition, in the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding of our subsidiaries, holders of indebtedness of our subsidiaries (whether secured or unsecured) and trade creditors of our subsidiaries generally will be entitled to payment of their claims from the assets of those subsidiaries before any assets are made available for distribution to us.

WE ARE DEPENDENT ON OUR KEY PERSONNEL WHOSE CONTINUED SERVICE IS NOT GUARANTEED.

    We are dependent upon our executive officers for strategic business direction and real estate experience. While we believe that we could find replacements for these key personnel, loss of their services could adversely affect our operations. We have entered into an employment agreement (including non-competition provisions) which provides for a continuous five-year employment term with each of Thomas A. Rizk, Mitchell E. Hersh, Brant B. Cali, John R. Cali, Timothy M. Jones, Barry Lefkowitz and Roger W. Thomas. We do not have key man life insurance for our executive officers.

A YEAR 2000 FAILURE COULD DISRUPT OUR OPERATIONS.

    The year 2000 problem is the result of computer programs and embedded chips using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems may be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. The failure to correct a material year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or cooperations. Such failures could materially and adversely affect our results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the year 2000 readiness of third-party vendors and tenants, we are unable to determine at this time whether the consequences of year 2000 failures will have a material impact on our results of operations, liquidity or financial condition. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations."

CONSEQUENCES OF FAILURE TO QUALIFY AS A REAL ESTATE INVESTMENT TRUST COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

    FAILURE TO MAINTAIN OWNERSHIP LIMITS COULD CAUSE OUR GENERAL PARTNER TO LOSE ITS QUALIFICATION AS A REAL ESTATE INVESTMENT TRUST: In order for Mack-Cali Realty Corporation to maintain its qualification as a real estate investment trust, not more than 50 percent in value of its outstanding stock may be actually and/or constructively owned by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities). Mack-Cali Realty Corporation has limited ownership of the outstanding shares of its common stock by any single stockholder to 9.8 percent of the outstanding shares of its common stock. The Board of Directors of Mack-Cali Realty Corporation could waive this restriction if it was satisfied, based upon the advice of tax counsel or otherwise, that such action would be in the best interests of Mack-Cali Realty Corporation and would not affect its qualifications as a real estate investment trust. Common stock of Mack-Cali Realty Corporation acquired or transferred in breach of the limitation may be redeemed by Mack-Cali Realty Corporation for the lesser of the price paid and the average closing price for the 10 trading days immediately preceding redemption or sold at the direction of Mack-Cali Realty Corporation. Mack-Cali Realty Corporation may elect to redeem such shares of common stock for limited partnership units, which are nontransferable except in very limited circumstances. Any transfer of shares of common stock which, as a result of such transfer, causes Mack-Cali Realty Corporation to be in violation of any ownership limit will be deemed void. Although Mack-Cali Realty Corporation currently intends to continue to operate in a manner which will enable Mack-Cali Realty Corporation to continue to qualify as a real estate investment trust, it is possible that future economic, market, legal, tax or other considerations may cause Mack-Cali Realty Corporation's Board of Directors to revoke the election for Mack-Cali Realty Corporation to qualify as a real estate investment trust. Under Mack-Cali Realty Corporation's organizational documents, its Board of Directors can make such revocation without the consent of Mack-Cali Realty Corporation's stockholders.

    In addition, the consent of the holders of at least 85 percent of our partnership units is required: (1) to merge (or permit the merger of) us with another unrelated person, pursuant to a transaction in which we are not the surviving entity; (2) to dissolve, liquidate or wind us up; or (3) to convey or otherwise transfer all or substantially all of our assets. Mack-Cali Realty Corporation, as our general partner, owns approximately 77.8 percent of our outstanding partnership units (assuming conversion of all preferred limited partnership units).

    TAX LIABILITIES AS A CONSEQUENCE OF FAILURE TO QUALIFY AS A REAL ESTATE INVESTMENT TRUST: Mack-Cali Realty Corporation has elected to be treated and has operated so as to qualify as a real estate investment trust for federal income tax purposes since its taxable year ended December 31, 1994. Although Mack-Cali Realty Corporation believes it will continue to operate in such manner, we cannot guarantee that Mack-Cali Realty Corporation will do so. Qualification as a real estate investment trust involves the satisfaction of various requirements (some on an annual and quarterly basis) established under highly technical and complex tax provisions of the Internal Revenue Code. Because few judicial or administrative interpretations of such provisions exist and qualification determinations are fact sensitive, we cannot assure you that Mack-Cali Realty Corporation will qualify as a real estate investment trust for any taxable year.

    If Mack-Cali Realty Corporation fails to qualify as a real estate investment trust in any taxable year, it will be subject to the following:

    - it will not be allowed a deduction for dividends to shareholders;

    - it will be subject to federal income tax at regular corporate rates, including any alternative minimum tax, if applicable; and

    - unless it is entitled to relief under certain statutory provisions, it will not be permitted to qualify as a real estate investment trust for the four taxable years following the year during which it was disqualified.

    A loss of Mack-Cali Realty Corporation's status as a real estate investment trust could have an adverse effect on us. Failure to qualify as a real estate investment trust also would eliminate the requirement that Mack-Cali Realty Corporation pay dividends to its shareholders.

    OTHER TAX LIABILITIES: Even if Mack-Cali Realty Corporation qualifies as a real estate investment trust, it is subject to certain federal, state and local taxes on our income and property and, in some circumstances, certain other state taxes. Our net income from third party management and tenant improvements, if any, also may be subject to federal income tax.

    RISK OF CHANGES IN THE TAX LAW APPLICABLE TO REAL ESTATE INVESTMENT
TRUSTS: Since the Internal Revenue Service, the United States Treasury Department and Congress frequently review federal income tax legislation, we cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted. Any of such legislative action may prospectively or retroactively modify our and Mack-Cali Realty Corporation's tax treatment and, therefore, may adversely affect taxation of us, Mack-Cali Realty Corporation and/or investors.

THERE MAY BE NO PUBLIC MARKET FOR OUR UNSECURED INDEBTEDNESS.

    We may issue debt securities for which there is no active trading market. If traded after their initial issuance, such securities may trade at a discount from their initial offering price, depending upon prevailing interest rates, the market for similar securities, our financial condition and performance and other factors beyond our control, including general economic conditions. We may not list our debt securities on any securities exchange.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS.

    The Operating Partnership considers portions of this information to be forward-looking statements. Although the Operating Partnership believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved.

    ITEM 2.   PROPERTIES

    PROPERTY LIST

    As of December 31, 1998, the Operating Partnership's Properties consisted of 237 in-service office, office/flex and industrial/warehouse properties, ranging from one to 19 stories, as well as two multi-family residential properties, two stand-alone retail properties, two land leases and a redevelopment office property. The Properties are located primarily in the Northeast. The Properties are easily accessible from major thoroughfares and are in close proximity to numerous amenities. The Properties contain a total of approximately 26.8 million square feet, with the individual properties ranging from approximately 6,600 to 761,200 square feet. The Properties, managed by on-site employees, generally have attractively landscaped sites, atriums and covered parking in addition to quality design and construction. The Operating Partnership's tenants include many service sector employers, including a large number of professional firms and national and international businesses. The Operating Partnership believes that all of its properties are well-maintained and do not require significant capital improvements.

                                                                                                       PERCENTAGE OF
                                                                                                        TOTAL 1998
                                                                                                          OFFICE,
                                                                                                     OFFICE/FLEX, AND      1998
                                                       NET       PERCENTAGE                 1998        INDUSTRIAL/       AVERAGE
                                                     RENTABLE   LEASED AS OF   1998 BASE  EFFECTIVE   WAREHOUSE BASE     BASE RENT
                                           YEAR     AREA (SQ.     12/31/98       RENT       RENT           RENT         PER SQ. FT.
PROPERTY LOCATION                          BUILT       FT.)        (%)(1)      ($000)(2)  ($000)(3)          %            ($)(4)
---------------------------------------  ---------  ----------  -------------  ---------  ---------  -----------------  -----------
OFFICE PROPERTIES

ATLANTIC COUNTY, NEW JERSEY

EGG HARBOR
100 Decadon Drive......................       1987      40,422        100.0          770        770           0.18           19.05
200 Decadon Drive......................       1991      39,922         99.8          501        477           0.12           12.57

BERGEN COUNTY, NEW JERSEY

FAIR LAWN
17-17 Route 208 North..................       1987     143,000         96.0        3,391      3,327           0.80           24.70

FORT LEE
One Bridge Plaza.......................       1981     200,000         98.2        4,686      4,539           1.11           23.86

LITTLE FERRY
200 Riser Road.........................       1974     286,628        100.0        1,858      1,858           0.44            6.48

MONTVALE
95 Chestnut Ridge Road.................       1975      47,700        100.0          565        565           0.13           11.84
135 Chestnut Ridge Road................       1981      66,150        100.0        1,217      1,217           0.29           18.40

PARAMUS
140 Ridgewood Avenue...................       1981     239,680        100.0        5,141      5,128           1.22           21.45
15 East Midland Avenue.................       1988     259,823        100.0        6,749      6,749           1.60           25.98
461 From Road..........................       1988     253,554         99.8        5,993      5,991           1.42           23.68
650 From Road..........................       1978     348,510         96.7        7,538      7,535           1.79           22.37
61 South Paramus Avenue................       1985     269,191         99.0        5,596      5,556           1.33           21.00

ROCHELLE PARK
120 Passaic Street.....................       1972      52,000        100.0          575        575           0.14           11.06
365 West Passaic Street................       1976     212,578         84.0        3,463      3,428           0.82           19.39

SADDLE RIVER
1 Lake Street..........................       1994     474,801        100.0        7,465      7,465           1.77           15.72

UPPER SADDLE RIVER
10 Mountainview Road(7)................       1986     192,000        100.0        3,053      2,952           0.72           18.72


                                            1998
                                           AVERAGE
                                          EFFECTIVE
                                          RENT PER
                                           SQ. FT.    TENANTS LEASING 10% OR MORE OF NET RENTABLE AREA PER PROPERTY AS OF

PROPERTY LOCATION                          ($)(5)     12/31/98

---------------------------------------  -----------  --------------------------------------------------------------------------

OFFICE PROPERTIES
ATLANTIC COUNTY, NEW JERSEY
EGG HARBOR
100 Decadon Drive......................       19.05   Computer Sciences Corp. (80%), United States of America--GSA (20%)

200 Decadon Drive......................       11.97   Computer Sciences Corp. (45%), Advanced Casino Corp. (33%), Dimensions

                                                        International Inc. (15%)

BERGEN COUNTY, NEW JERSEY
FAIR LAWN
17-17 Route 208 North..................       24.24   Lonza, Inc. (63%), Boron-Lepore Assoc., Inc. (16%)

FORT LEE
One Bridge Plaza.......................       23.11   PricewaterhouseCoopers LLP (26%), Broadview Associates (16%), Bozell

                                                        Worldwide, Inc. (16%)

LITTLE FERRY
200 Riser Road.........................        6.48   Ford Motor Company (34%), Dassault Falcon Jet Corp. (33%), Sanyo Fisher

                                                        Service Corp. (33%)

MONTVALE
95 Chestnut Ridge Road.................       11.84   Roussel-UCLAF Holdings Corp. (100%)

135 Chestnut Ridge Road................       18.40   Alliance Funding Company (100%)

PARAMUS
140 Ridgewood Avenue...................       21.40   AT&T Wireless Services (46%), Smith Barney Shearson Inc. (19%)

15 East Midland Avenue.................       25.98   AT&T Wireless Services (98%)

461 From Road..........................       23.68   Toys 'R' Us--NJ Inc. (96%)

650 From Road..........................       22.36   Western Union Financial Services, Inc. (38%)

61 South Paramus Avenue................       20.85   Dun & Bradstreet Software Services, Inc. (11%)

ROCHELLE PARK
120 Passaic Street.....................       11.06   Electronic Data Systems Corp. (100%)

365 West Passaic Street................       19.20   United Retail Incorporated (26%), Catalina Marketing Corp. (10%),

                                                        Financial Telesis Inc. (10%)

SADDLE RIVER
1 Lake Street..........................       15.72   Prentice-Hall Inc. (100%)

UPPER SADDLE RIVER
10 Mountainview Road(7)................       18.10   Thomson Minwax Company (23%), Corning Life Sciences (15%), ITT Fluid

                                                        Technology (14%), Professional Detailing Inc. (14%), Neuromedical

                                                        Systems Inc. (14%), Innapharma Inc. (10%)


                                                                                                       PERCENTAGE OF
                                                                                                        TOTAL 1998
                                                                                                          OFFICE,
                                                                                                     OFFICE/FLEX, AND      1998
                                                       NET       PERCENTAGE                 1998        INDUSTRIAL/       AVERAGE
                                                     RENTABLE   LEASED AS OF   1998 BASE  EFFECTIVE   WAREHOUSE BASE     BASE RENT
                                           YEAR     AREA (SQ.     12/31/98       RENT       RENT           RENT         PER SQ. FT.
PROPERTY LOCATION                          BUILT       FT.)        (%)(1)      ($000)(2)  ($000)(3)          %            ($)(4)
---------------------------------------  ---------  ----------  -------------  ---------  ---------  -----------------  -----------
WOODCLIFF LAKE
400 Chestnut Ridge Road................       1982      89,200        100.0        2,120      2,120           0.50           23.77
470 Chestnut Ridge Road................       1987      52,500        100.0        1,192      1,192           0.28           22.70
530 Chestnut Ridge Road................       1986      57,204        100.0        1,166      1,166           0.28           20.38
50 Tice Boulevard......................       1984     235,000        100.0        4,372      3,732           1.04           18.60
300 Tice Boulevard.....................       1991     230,000        100.0        5,022      4,951           1.19           21.83

BURLINGTON COUNTY, NEW JERSEY

MOORESTOWN
224 Strawbridge Drive(7)...............       1984      74,000         63.4          800        734           0.19           17.05
228 Strawbridge Drive(7)...............       1984      74,000        100.0          597        459           0.14            8.07

ESSEX COUNTY, NEW JERSEY

MILLBURN
150 J.F. Kennedy Parkway...............       1980     247,476        100.0        6,572      6,565           1.56           26.56

ROSELAND
101 Eisenhower Parkway.................       1980     237,000         95.2        4,084      3,800           0.97           18.10
103 Eisenhower Parkway.................       1985     151,545         94.1        3,195      2,934           0.76           22.40

HUDSON COUNTY, NEW JERSEY

JERSEY CITY
95 Christopher Columbus Drive..........       1989     621,900        100.0       12,717     11,552           3.02           20.45
Harborside Financial Center Plaza I....       1983     400,000         98.8        3,264      3,264           0.77            8.26
Harborside Financial Center Plaza II...       1990     761,200        100.0       17,145     17,047           4.06           22.52
Harborside Financial Center Plaza III..       1990     725,600        100.0       16,341     16,247           3.87           22.52

MERCER COUNTY, NEW JERSEY

PRINCETON
5 Vaughn Drive.........................       1987      98,500         94.9        2,095      2,052           0.50           22.41
400 Alexander Road.....................       1987      70,550        100.0        1,270      1,081           0.30           18.00
103 Carnegie Center....................       1984      96,000        100.0        2,038      1,929           0.48           21.23
100 Overlook Center....................       1988     149,600         99.8        3,862      3,862           0.92           25.87


                                            1998
                                           AVERAGE
                                          EFFECTIVE
                                          RENT PER
                                           SQ. FT.    TENANTS LEASING 10% OR MORE OF NET RENTABLE AREA PER PROPERTY AS OF

PROPERTY LOCATION                          ($)(5)     12/31/98

---------------------------------------  -----------  --------------------------------------------------------------------------

WOODCLIFF LAKE
400 Chestnut Ridge Road................       23.77   Timeplex, Inc. (100%)

470 Chestnut Ridge Road................       22.70   Andermatt LP (100%)

530 Chestnut Ridge Road................       20.38   KPMG Peat Marwick, LLP (100%)

50 Tice Boulevard......................       15.88   Syncsort, Inc. (22%)

300 Tice Boulevard.....................       21.53   Merck-Medco Managed Care LLC (20%), Xerox Corp. (14%), Chase Manhattan

                                                        Mortgage Corp. (12%), Comdisco, Inc. (11%), NYCE, Corp. (11%)

BURLINGTON COUNTY, NEW JERSEY
MOORESTOWN
224 Strawbridge Drive(7)...............       15.64   Allstate Insurance Co. (49%)

228 Strawbridge Drive(7)...............        6.20   Cendant Mortgage Corporation (100%)

ESSEX COUNTY, NEW JERSEY
MILLBURN
150 J.F. Kennedy Parkway...............       26.53   KPMG Peat Marwick, LLP (42%), Budd Larner Gross (23%), Coldwell Banker

                                                        Residential Real Estate (14%)

ROSELAND
101 Eisenhower Parkway.................       16.84   Arthur Andersen, LLP (31%), Brach, Eichler, Rosenberg (13%)

103 Eisenhower Parkway.................       20.57   Ravin, Sarasohn, Cook, Baumgarten (18%), Lum, Danzis, Drasco (16%),

                                                        Chelsea GCA Realty Corp. (15%), Salomon Smith Barney, Inc. (11%)

HUDSON COUNTY, NEW JERSEY
JERSEY CITY
95 Christopher Columbus Drive..........       18.58   DLJ Securities Corp. (Pershing) (72%), NTT Data Corp. (22%)

Harborside Financial Center Plaza I....        8.26   Bankers Trust Harborside, Inc. (96%)

Harborside Financial Center Plaza II...       22.39   Dow Jones Telerate Systems, Inc. (44%), Morgan Stanley Dean Witter (30%),

                                                        Lewco Sercurities (11%)

Harborside Financial Center Plaza III..       22.39   AICPA (34%), BTM Information Services, Inc. (19%)

MERCER COUNTY, NEW JERSEY
PRINCETON
5 Vaughn Drive.........................       21.95   U.S. Trust Co. of NJ (19%), Woodrow Wilson National Fellowship Foundation

                                                        (14%), Princeton Venture Research Corp. (14%), Villeroy & Boch Tableware

                                                        Ltd. (11%)

400 Alexander Road.....................       15.32   Berlitz International Inc. (100%)

103 Carnegie Center....................       20.09   Ronin Development Corp. (15%), R.G. Vanderweil Engineers (14%)

100 Overlook Center....................       25.87   Squibb-Novo Inc. (24%), Xerox Corp. (24%), IFP North America Inc. (14%)


                                                                                                       PERCENTAGE OF
                                                                                                        TOTAL 1998
                                                                                                          OFFICE,
                                                                                                     OFFICE/FLEX, AND      1998
                                                       NET       PERCENTAGE                 1998        INDUSTRIAL/       AVERAGE
                                                     RENTABLE   LEASED AS OF   1998 BASE  EFFECTIVE   WAREHOUSE BASE     BASE RENT
                                           YEAR     AREA (SQ.     12/31/98       RENT       RENT           RENT         PER SQ. FT.
PROPERTY LOCATION                          BUILT       FT.)        (%)(1)      ($000)(2)  ($000)(3)          %            ($)(4)
---------------------------------------  ---------  ----------  -------------  ---------  ---------  -----------------  -----------
MIDDLESEX COUNTY, NEW JERSEY

EAST BRUNSWICK
377 Summerhill Road....................       1977      40,000        100.0          373        373           0.09            9.33

PLAINSBORO
500 College Road East(7)...............       1984     158,235        100.0        2,060      2,060           0.49           21.21

SOUTH BRUNSWICK
3 Independence Way.....................       1983     111,300         87.3        1,913      1,912           0.45           19.69

WOODBRIDGE
581 Main Street........................       1991     200,000         94.0        3,078      3,043           0.73           16.37

MONMOUTH COUNTY, NEW JERSEY

NEPTUNE
3600 Route 66..........................       1989     180,000        100.0        2,411      2,411           0.57           13.39

WALL TOWNSHIP
1305 Campus Parkway....................       1988      23,350         92.3          402        391           0.10           18.65
1350 Campus Parkway....................       1990      79,747         97.5        1,324      1,233           0.31           17.03


                                            1998
                                           AVERAGE
                                          EFFECTIVE
                                          RENT PER
                                           SQ. FT.    TENANTS LEASING 10% OR MORE OF NET RENTABLE AREA PER PROPERTY AS OF

PROPERTY LOCATION                          ($)(5)     12/31/98

---------------------------------------  -----------  --------------------------------------------------------------------------

MIDDLESEX COUNTY, NEW JERSEY
EAST BRUNSWICK
377 Summerhill Road....................        9.33   Greater New York Mutual Insurance Company (100%)

PLAINSBORO
500 College Road East(7)...............       21.21   Merrill Lynch Asset Mgmt (72%), Buchanan Ingersoll P.C. (17%)

SOUTH BRUNSWICK
3 Independence Way.....................       19.68   Merrill Lynch Pierce Fenner & Smith (72%)

WOODBRIDGE
581 Main Street........................       16.19   First Investors Management Company, Inc. (38%), Cast North America Ltd.

                                                        (11%)

MONMOUTH COUNTY, NEW JERSEY
NEPTUNE
3600 Route 66..........................       13.39   The United States Life Insurance Company (100%)

WALL TOWNSHIP
1305 Campus Parkway....................       18.14   Centennial Cellular Corp. (41%), McLaughlin, Bennett, Gelson (35%), NJ

                                                        Natural Energy Co. (10%)

1350 Campus Parkway....................       15.86   Meridan Health Realty Corp. (22%), New Jersey National Bank/Core States

                                                        (17%), Stephen E. Gertler Law Office (17%), Milestone Materials Inc.

                                                        (16%), Hospital Computer Systems Inc. (11%)


                                                                                                       PERCENTAGE OF
                                                                                                        TOTAL 1998
                                                                                                          OFFICE,
                                                                 PERCENTAGE                          OFFICE/FLEX, AND      1998
                                                       NET         LEASED        1998       1998        INDUSTRIAL/       AVERAGE
                                                     RENTABLE       AS OF        BASE     EFFECTIVE   WAREHOUSE BASE     BASE RENT
                                           YEAR        AREA       12/31/98       RENT       RENT           RENT         PER SQ. FT.
PROPERTY LOCATION                          BUILT    (SQ. FT.)      (%)(1)      ($000)(2)  ($000)(3)         (%)           ($)(4)
---------------------------------------  ---------  ----------  -------------  ---------  ---------  -----------------  -----------

MORRIS COUNTY, NEW JERSEY

FLORHAM PARK
325 Columbia Parkway...................       1987     168,144        100.0        3,749      3,279           0.89           22.30

PARSIPPANY
1 Sylvan Way(7)........................       1989     150,557        100.0        2,427      2,381           0.58           21.24
2 Dryden Way(7)........................       1990       6,216        100.0           51         51           0.01           10.69
2 Hilton Court(7)......................       1991     181,592        100.0        4,745      4,745           1.12           34.06
5 Sylvan Way(7)........................       1989     151,383         93.0        2,576      2,576           0.61           24.11
7 Campus Drive(7)......................       1982     154,395        100.0        1,945      1,945           0.46           16.42
7 Sylvan Way(7)........................       1987     145,983        100.0        2,229      2,229           0.53           19.90
8 Campus Drive(7)......................       1987     215,265         92.8        3,495      3,491           0.83           22.81
600 Parsippany Road....................       1978      96,000        100.0        1,592      1,542           0.38           16.58

MORRIS PLAINS
201 Littleton Road.....................       1979      88,369        100.0        1,703      1,702           0.40           19.27
250 Johnson Road.......................       1977      75,000        100.0        1,090      1,090           0.26           14.53

MORRIS TOWNSHIP
340 Mt. Kemble Avenue..................       1985     387,000        100.0        5,530      5,530           1.31           14.29
412 Mt. Kemble Avenue..................       1986     475,100        100.0        6,902      6,902           1.64           14.53


                                            1998
                                           AVERAGE
                                          EFFECTIVE
                                          RENT PER
                                           SQ. FT.    TENANTS LEASING 10% OR MORE OF NET RENTABLE AREA PER PROPERTY AS OF

PROPERTY LOCATION                          ($)(5)     12/31/98

---------------------------------------  -----------  --------------------------------------------------------------------------

MORRIS COUNTY, NEW JERSEY
FLORHAM PARK
325 Columbia Parkway...................       19.50   Bressler Amery & Ross (24%), Atlantic Health Systems (12%), Dun &

                                                        Bradstreet Inc. (12%), QWest Communications Corp. (11%)

PARSIPPANY
1 Sylvan Way(7)........................       20.84   Cendant Operations Inc. (99%)

2 Dryden Way(7)........................       10.69   Bright Horizons Childrens Center (100%)

2 Hilton Court(7)......................       34.06   Deloitte & Touche USA LLP (66%), Northern Telecom Inc. (16%)

5 Sylvan Way(7)........................       24.11   Integrated Communications (50%), Experian Information Solution (15%)

7 Campus Drive(7)......................       16.42   Nabisco Inc. (100%)

7 Sylvan Way(7)........................       19.90   Nabisco Inc. (100%)

8 Campus Drive(7)......................       22.78   Prudential Insurance Co. (31%), Bay Networks Inc. (27%), MCI

                                                        Telecommunications Corp. (18%), Ayco Company LP (13%)

600 Parsippany Road....................       16.06   Metropolitan Life Insurance Co. (36%), IBM Corporation (30%)

MORRIS PLAINS
201 Littleton Road.....................       19.26   Xerox Corp. (35%), Bozell Worldwide Inc. (34%), Willis Corroon Corp. of

                                                        New Jersey (20%), Chep USA (11%)

250 Johnson Road.......................       14.53   Electronic Data Systems Corp. (100%)

MORRIS TOWNSHIP
340 Mt. Kemble Avenue..................       14.29   AT&T Corp. (100%)

412 Mt. Kemble Avenue..................       14.53   AT&T Corp. (100%)


                                                                                                       PERCENTAGE OF
                                                                                                        TOTAL 1998
                                                                                                          OFFICE,
                                                                 PERCENTAGE                          OFFICE/FLEX, AND      1998
                                                       NET         LEASED        1998       1998        INDUSTRIAL/       AVERAGE
                                                     RENTABLE       AS OF        BASE     EFFECTIVE   WAREHOUSE BASE     BASE RENT
                                           YEAR        AREA       12/31/98       RENT       RENT           RENT         PER SQ. FT.
PROPERTY LOCATION                          BUILT    (SQ. FT.)      (%)(1)      ($000)(2)  ($000)(3)         (%)           ($)(4)
---------------------------------------  ---------  ----------  -------------  ---------  ---------  -----------------  -----------
PASSAIC COUNTY, NEW JERSEY

CLIFTON
777 Passaic Avenue.....................       1983      75,000         76.8        1,036        891           0.25           17.99

TOTOWA
999 Riverview Drive....................       1988      56,066         95.1          937        914           0.22           17.57

WAYNE
201 Willowbrook Boulevard..............       1970     178,329         99.0        2,446      2,435           0.58           13.85

SOMERSET COUNTY, NEW JERSEY

BASKING RIDGE
222 Mt. Airy Road......................       1986      49,000        100.0          434        434           0.10            8.86
233 Mt. Airy Road......................       1987      66,000        100.0          762        720           0.18           11.55

BRIDGEWATER
721 Route 202/206......................       1989     192,741        100.0        3,900      3,900           0.92           20.23

UNION COUNTY, NEW JERSEY

CLARK
100 Walnut Avenue......................       1985     182,555        100.0        4,105      3,579           0.97           22.49

CRANFORD
6 Commerce Drive.......................       1973      56,000        100.0          996        912           0.24           17.79
11 Commerce Drive(6)...................       1981      90,000         96.2          881        742           0.21           10.18
12 Commerce Drive......................       1967      72,260         90.6          594        594           0.14            9.07
20 Commerce Drive......................       1990     176,600         87.0        3,090      2,689           0.73           20.11
65 Jackson Drive.......................       1984      82,778        100.0        1,636      1,233           0.39           19.76

NEW PROVIDENCE
890 Mountain Road......................       1977      80,000        100.0        2,030      2,028           0.48           25.38

DUTCHESS COUNTY, NEW YORK

FISHKILL
300 South Lake Drive...................       1987     118,727         99.8        2,026      2,023           0.48           17.10

NASSAU COUNTY, NEW YORK

NORTH HEMPSTEAD
111 East Shore Road....................       1980      55,575        100.0        1,528      1,528           0.36           27.49
600 Community Drive....................       1983     206,274        100.0        4,966      4,966           1.17           24.07


                                            1998
                                           AVERAGE
                                          EFFECTIVE
                                          RENT PER
                                           SQ. FT.    TENANTS LEASING 10% OR MORE OF NET RENTABLE AREA PER PROPERTY AS OF

PROPERTY LOCATION                          ($)(5)     12/31/98

---------------------------------------  -----------  --------------------------------------------------------------------------

PASSAIC COUNTY, NEW JERSEY
CLIFTON
777 Passaic Avenue.....................       15.47   Motorola Inc. (19%)

TOTOWA
999 Riverview Drive....................       17.14   Bank of New York (56%), Commonwealth Land Title Insurance Co. (11%),

                                                        Bankers Mortgage Company (10%)

WAYNE
201 Willowbrook Boulevard..............       13.79   The Grand Union Co. (75%), Woodward-Clyde Consultants (24%)

SOMERSET COUNTY, NEW JERSEY
BASKING RIDGE
222 Mt. Airy Road......................        8.86   Lucent Technologies Inc. (100%)

233 Mt. Airy Road......................       10.91   AT&T Corp. (100%)

BRIDGEWATER
721 Route 202/206......................       20.23   Allstate Insurance Company (37%), Norris, McLaughlin & Marcus, PA (31%),

                                                        AT&T Corp. (20%)

UNION COUNTY, NEW JERSEY
CLARK
100 Walnut Avenue......................       19.61   BDSI, Inc. (41%), Allstate Insurance Company (13%), The Equitable Life

                                                        Assurance Society of the United States (10%)

CRANFORD
6 Commerce Drive.......................       16.29   Kendle International Inc. (32%), PSE&G--American Resurgence (18%),

                                                        Columbia National, Inc. (13%)

11 Commerce Drive(6)...................        8.57   Northeast Administrators Inc. (10%)

12 Commerce Drive......................        9.07   Dames & Moore (40%), Registrar & Transfer Co. (24%)

20 Commerce Drive......................       17.50   PSE&G--American Resurgence (26%), Quintiles Inc. (15%)

65 Jackson Drive.......................       14.90   Kraft General Foods, Inc. (35%), Allstate Insurance Co. (27%), Procter &

                                                        Gamble Distribution Co., Inc. (18%), Unum Life Insurance Co. (14%)

NEW PROVIDENCE
890 Mountain Road......................       25.35   Allstate Insurance Co. (58%), Dun & Bradstreet (26%), K Line America, Inc.

                                                        (16%)

DUTCHESS COUNTY, NEW YORK
FISHKILL
300 South Lake Drive...................       17.07   Allstate Insurance Company (16%)

NASSAU COUNTY, NEW YORK
NORTH HEMPSTEAD
111 East Shore Road....................       27.49   Administrators For The Professions, Inc. (100%)

600 Community Drive....................       24.07   CMP Media, Inc. (100%)


                                                                                                       PERCENTAGE OF
                                                                                                        TOTAL 1998
                                                                                                          OFFICE,
                                                                 PERCENTAGE                          OFFICE/FLEX, AND      1998
                                                       NET         LEASED        1998       1998        INDUSTRIAL/       AVERAGE
                                                     RENTABLE       AS OF        BASE     EFFECTIVE   WAREHOUSE BASE     BASE RENT
                                           YEAR        AREA       12/31/98       RENT       RENT           RENT         PER SQ. FT.
PROPERTY LOCATION                          BUILT    (SQ. FT.)      (%)(1)      ($000)(2)  ($000)(3)         (%)           ($)(4)
---------------------------------------  ---------  ----------  -------------  ---------  ---------  -----------------  -----------
ROCKLAND COUNTY, NEW YORK

SUFFERN
400 Rella Boulevard....................       1988     180,000         96.5        3,269      3,191           0.78           18.82

WESTCHESTER COUNTY, NEW YORK

ELMSFORD
100 Clearbrook Road(6).................       1975      60,000        100.0          693        676           0.16           11.55
101 Executive Boulevard................       1971      50,000         94.2          877        861           0.21           18.62
570 Taxter Road........................       1972      75,000         91.4        1,431      1,414           0.34           20.88

HAWTHORNE
1 Skyline Drive........................       1980      20,400         99.0          274        270           0.06           13.57
2 Skyline Drive........................       1987      30,000         98.9          394        394           0.09           13.28
17 Skyline Drive.......................       1989      85,000        100.0        1,103      1,103           0.26           12.98
30 Saw Mill River Road.................       1982     248,400        100.0        5,216      4,919           1.24           21.00
7 Skyline Drive(7).....................       1987     109,000         97.8          634        634           0.15           20.10

TARRYTOWN
200 White Plains Road..................       1982      89,000         98.5        1,767      1,702           0.42           20.16
220 White Plains Road..................       1984      89,000         83.5        1,677      1,631           0.40           22.57

WHITE PLAINS
1 Barker Avenue........................       1975      68,000         95.9        1,482      1,469           0.35           22.73
3 Barker Avenue........................       1983      65,300        100.0        1,380      1,351           0.33           21.13
1 Water Street.........................       1979      45,700         99.8          899        893           0.21           19.71
11 Martine Avenue......................       1987     180,000         86.1        3,441      3,410           0.82           22.20
50 Main Street.........................       1985     309,000         97.9        7,265      7,133           1.72           24.02


                                            1998
                                           AVERAGE
                                          EFFECTIVE
                                          RENT PER
                                           SQ. FT.    TENANTS LEASING 10% OR MORE OF NET RENTABLE AREA PER PROPERTY AS OF

PROPERTY LOCATION                          ($)(5)     12/31/98

---------------------------------------  -----------  --------------------------------------------------------------------------

ROCKLAND COUNTY, NEW YORK
SUFFERN
400 Rella Boulevard....................       18.37   The Prudential Insurance Co. (21%), Provident Savings F.A. (20%), Allstate

                                                        Insurance Co. (19%), John Alden Life Insurance Co. (11%)

WESTCHESTER COUNTY, NEW YORK
ELMSFORD
100 Clearbrook Road(6).................       11.27   MIM Corporation (18%), Amerihealth Inc. (13%)

101 Executive Boulevard................       18.28   Pennysaver Group Inc. (23%), MCS Business Solutions Inc. (11%)

570 Taxter Road........................       20.63   Lincoln Financial Adivsors Inc. (16%), New York State United Teachers

                                                        Association (10%)

HAWTHORNE
1 Skyline Drive........................       13.37   Boxx International Corp. (50%), Childtime Childcare Inc. (49%)

2 Skyline Drive........................       13.28   MW Samara (56%), Perini Corp. (43%)

17 Skyline Drive.......................       12.98   IBM Corp. (100%)

30 Saw Mill River Road.................       19.80   IBM Corp. (100%)

7 Skyline Drive(7).....................       20.10   E.M. Industries Inc. (42%), Cortlandt Group Inc. (14%)

TARRYTOWN
200 White Plains Road..................       19.41   Independent Health Associates (28%), Allmerica Financial (17%), NYS Dept.

                                                        of Environmental CNS (13%)

220 White Plains Road..................       21.95   Clientsoft Inc. (13%), Eagle Family Foods Inc. (11%)

WHITE PLAINS
1 Barker Avenue........................       22.53   O'Connor McGuinness Conte (19%), United Skys Realty Corp. (18%)

3 Barker Avenue........................       20.69   Bernard C. Harris Publishing Co. Inc. (56%)

1 Water Street.........................       19.58   Trigen Energy Co. (48%), Stewart Title Insurance Co. (16%)

11 Martine Avenue......................       22.00   McCarthy Fingar Donovan (11%), David Worby (11%), Dean Witter Reynolds

                                                        Inc. (11%)

50 Main Street.........................       23.58   Heineken USA Inc. (10%), National Economic Research (10%)


                                                                                                       PERCENTAGE OF
                                                                                                        TOTAL 1998
                                                                                                          OFFICE,
                                                                 PERCENTAGE                          OFFICE/FLEX, AND      1998
                                                       NET         LEASED        1998       1998        INDUSTRIAL/       AVERAGE
                                                     RENTABLE       AS OF        BASE     EFFECTIVE   WAREHOUSE BASE     BASE RENT
                                           YEAR        AREA       12/31/98       RENT       RENT           RENT         PER SQ. FT.
PROPERTY LOCATION                          BUILT    (SQ. FT.)      (%)(1)      ($000)(2)  ($000)(3)         (%)           ($)(4)
---------------------------------------  ---------  ----------  -------------  ---------  ---------  -----------------  -----------

YONKERS
1 Executive Boulevard..................       1982     112,000        100.0        2,270      2,209           0.54           20.27
3 Executive Plaza......................       1987      58,000         65.6          890        888           0.21           23.39

CHESTER COUNTY, PENNSYLVANIA

BERWYN
1000 Westlakes Drive...................       1989      60,696        100.0        1,361      1,359           0.32           22.42
1055 Westlakes Drive...................       1990     118,487        100.0        2,298      2,298           0.54           19.39
1205 Westlakes Drive...................       1988     130,265         99.8        2,782      2,774           0.66           21.40
1235 Westlakes Drive...................       1986     134,902         98.4        2,827      2,824           0.67           21.30
DELAWARE COUNTY, PENNSYLVANIA

MEDIA
1400 Providence Road--Center I.........       1986     100,000         97.9        1,969      1,908           0.47           20.11
1400 Providence Road--Center II........       1990     160,000         99.9        3,062      2,927           0.73           19.16

LESTER
100 Stevens Drive......................       1986      95,000         99.7        2,074      2,073           0.49           21.90
200 Stevens Drive......................       1987     208,000         99.7        4,146      4,106           0.98           19.99
300 Stevens Drive......................       1992      68,000        100.0        1,441      1,438           0.34           21.19


                                            1998
                                           AVERAGE
                                          EFFECTIVE
                                          RENT PER
                                           SQ. FT.    TENANTS LEASING 10% OR MORE OF NET RENTABLE AREA PER PROPERTY AS OF

PROPERTY LOCATION                          ($)(5)     12/31/98

---------------------------------------  -----------  --------------------------------------------------------------------------

YONKERS
1 Executive Boulevard..................       19.72   Wise Contact US Optical Corp. (12%), Pedal Holdings Inc. (12%), Protective

                                                        Tech International (11%), York, International Agency Inc. (11%)

3 Executive Plaza......................       23.34   Metropolitan Life Insurance (22%), Allstate Insurance Company (20%), City

                                                        & Suburban Federal Savings Bank (15%)

CHESTER COUNTY, PENNSYLVANIA
BERWYN
1000 Westlakes Drive...................       22.39   PNC Bank, NA (38%), Drinker Biddle & Reath (24%), Manchester, Inc. (14%)

1055 Westlakes Drive...................       19.39   Tokai Financial Services Inc. (92%)

1205 Westlakes Drive...................       21.34   Provident Mutual Life Insurance Co. (35%), Oracle Corp. (30%)

1235 Westlakes Drive...................       21.27   Pepper Hamilton & Scheetz (18%), Ratner & Prestia (16%)

DELAWARE COUNTY, PENNSYLVANIA
MEDIA
1400 Providence Road--Center I.........       19.49   General Services Admin (13%), Erie Insurance Company (11%)

1400 Providence Road--Center II........       18.31   Barnett International (36%)

LESTER
100 Stevens Drive......................       21.89   SAP America, Inc. (82%)

200 Stevens Drive......................       19.80   PNC Bank NA (52%), Keystone Mercy Health Plan (42%)

300 Stevens Drive......................       21.15   SAP America, Inc. (50%), Keystone Mercy Health Plan (28%)


                                                                                                       PERCENTAGE OF
                                                                                                        TOTAL 1998
                                                                                                          OFFICE,
                                                                 PERCENTAGE                          OFFICE/FLEX, AND      1998
                                                       NET         LEASED        1998       1998        INDUSTRIAL/       AVERAGE
                                                     RENTABLE       AS OF        BASE     EFFECTIVE   WAREHOUSE BASE     BASE RENT
                                           YEAR        AREA       12/31/98       RENT       RENT           RENT         PER SQ. FT.
PROPERTY LOCATION                          BUILT    (SQ. FT.)      (%)(1)      ($000)(2)  ($000)(3)         (%)           ($)(4)
---------------------------------------  ---------  ----------  -------------  ---------  ---------  -----------------  -----------

MONTGOMERY COUNTY, PENNSYLVANIA

LOWER PROVIDENCE
1000 Madison Avenue....................       1990     100,700         96.5        1,650      1,650           0.39           16.98

PLYMOUTH MEETING
Five Sentry Parkway East...............       1984      91,600        100.0        1,456      1,454           0.35           15.90
Five Sentry Parkway West...............       1984      38,400        100.0          640        640           0.15           16.67
1150 Plymouth Meeting Mall.............       1970     167,748        100.0        3,193      3,178           0.76           19.03

FAIRFIELD COUNTY, CONNECTICUT

GREENWICH
500 West Putnam........................       1973     121,250        100.0        2,480      2,474           0.59           22.62

NORWALK
40 Richards Avenue(7)..................       1985     145,487         97.1          876        863           0.21           20.03

SHELTON
1000 Bridgeport Avenue.................       1986     133,000        100.0        2,453      2,433           0.58           18.44

DISTRICT OF COLUMBIA

WASHINGTON
1400 L Street, NW(7)...................       1987     159,000         86.2        3,165      3,164           0.75           39.38
1709 New York Avenue, NW(7)............       1972     166,000         94.4        3,731      3,731           0.88           40.61

PRINCE GEORGE'S COUNTY, MARYLAND

LANHAM
4200 Parliament Place(7)...............       1989     122,000         80.0        1,032      1,028           0.24           22.84


                                            1998
                                           AVERAGE
                                          EFFECTIVE
                                          RENT PER
                                           SQ. FT.    TENANTS LEASING 10% OR MORE OF NET RENTABLE AREA PER PROPERTY AS OF

PROPERTY LOCATION                          ($)(5)     12/31/98

---------------------------------------  -----------  --------------------------------------------------------------------------

MONTGOMERY COUNTY, PENNSYLVANIA
LOWER PROVIDENCE
1000 Madison Avenue....................       16.98   Reality Online Inc. (37%), First Chicago Nat'l Proc. (21%), Danka Corp.

                                                        (14%), Seton Company (12%)

PLYMOUTH MEETING
Five Sentry Parkway East...............       15.87   Merck & Co. Inc. (77%), Selas Fluid Processing Corp. (23%)

Five Sentry Parkway West...............       16.67   Merck & Co. Inc. (70%), David Cutler Group (30%)

1150 Plymouth Meeting Mall.............       18.95   Computer Learning Centers, Inc. (18%), Ken-Crest Services (17%), ATC Group

                                                        Services Inc. (15%), ECC Management Services (13%)

FAIRFIELD COUNTY, CONNECTICUT
GREENWICH
500 West Putnam........................       22.57   Hachette Filipacchi Magazines (27%), Great Brands of Europe Inc. (13%),

                                                        Winklevoss Consultants Inc. (12%), Orthapaedic Associates (11%)

NORWALK
40 Richards Avenue(7)..................       19.73                                       --

SHELTON
1000 Bridgeport Avenue.................       18.29   Weseley Software Development (22%), William Carter Company (20%), Unilever

                                                        Home and Personal CA (15%), Toyota Motor Credit Corp. (11%), Land Star

                                                        System, Inc. (11%)

DISTRICT OF COLUMBIA
WASHINGTON
1400 L Street, NW(7)...................       39.37   Winston & Strawn (59%)

1709 New York Avenue, NW(7)............       40.61   Board of Gov/Federal Reserve (71%), United States of America--GSA (13%)

PRINCE GEORGE'S COUNTY, MARYLAND
LANHAM
4200 Parliament Place(7)...............       22.75   Group I Software Inc. (43%), State Farm Mutual Auto Ins. Co. (11%)


                                                                                                       PERCENTAGE OF
                                                                                                        TOTAL 1998
                                                                                                          OFFICE,
                                                                 PERCENTAGE                          OFFICE/FLEX, AND      1998
                                                       NET         LEASED        1998       1998        INDUSTRIAL/       AVERAGE
                                                     RENTABLE       AS OF        BASE     EFFECTIVE   WAREHOUSE BASE     BASE RENT
                                           YEAR        AREA       12/31/98       RENT       RENT           RENT         PER SQ. FT.
PROPERTY LOCATION                          BUILT    (SQ. FT.)      (%)(1)      ($000)(2)  ($000)(3)         (%)           ($)(4)
---------------------------------------  ---------  ----------  -------------  ---------  ---------  -----------------  -----------
BEXAR COUNTY, TEXAS

SAN ANTONIO
111 Soledad............................       1918     248,153         90.7        2,346      2,320           0.56           10.42
1777 N.E. Loop 410.....................       1986     256,137         94.8        3,533      3,504           0.84           14.55
84 N.E. Loop 410.......................       1971     187,312         89.3        2,497      2,497           0.59           14.93
200 Concord Plaza Drive................       1986     248,700         98.8        4,290      4,280           1.02           17.46

COLLIN COUNTY, TEXAS

PLANO
555 Republic Place.....................       1986      97,889         94.7        1,389      1,379           0.33           14.98

DALLAS COUNTY, TEXAS

DALLAS
3030 LBJ Freeway(6)....................       1984     367,018         93.5        5,863      5,803           1.38           17.09
3100 Monticello........................       1984     173,837         93.7        2,577      2,571           0.61           15.82
8214 Westchester.......................       1983      95,509         96.2        1,418      1,417           0.34           15.43

IRVING
2300 Valley View.......................       1985     142,634         97.5        2,311      2,292           0.55           16.62

RICHARDSON
1122 Alma Road.........................       1977      82,576        100.0          607        607           0.14            7.35

HARRIS COUNTY, TEXAS

HOUSTON
10497 Town & Country Way...............       1981     148,434         91.5        1,886      1,869           0.45           13.89
14511 Falling Creek....................       1982      70,999         84.6          650        646           0.15           10.82
1717 St. James Place...................       1975     109,574         99.0        1,299      1,278           0.31           11.97
1770 St. James Place...................       1973     103,689         99.0        1,209      1,192           0.29           11.78
5225 Katy Freeway......................       1983     112,213         91.0        1,134      1,127           0.27           11.11
5300 Memorial..........................       1982     155,099         99.4        1,956      1,952           0.46           12.69


                                            1998
                                           AVERAGE
                                          EFFECTIVE
                                          RENT PER
                                           SQ. FT.    TENANTS LEASING 10% OR MORE OF NET RENTABLE AREA PER PROPERTY AS OF

PROPERTY LOCATION                          ($)(5)     12/31/98

---------------------------------------  -----------  --------------------------------------------------------------------------

BEXAR COUNTY, TEXAS
SAN ANTONIO
111 Soledad............................       10.31   SBC Communications, Inc. (34%)

1777 N.E. Loop 410.....................       14.43                                       --

84 N.E. Loop 410.......................       14.93   Pacificare of Texas, Inc. (30%), KBL Cable, Inc. (26%), Kraft General

                                                      Foods Inc. (25%)

200 Concord Plaza Drive................       17.42   Merrill Lynch Pierce Fenner Smith (12%)

COLLIN COUNTY, TEXAS
PLANO
555 Republic Place.....................       14.88   William Smith Enterprises (22%), Texas Health Choice (17%), Dayton Hudson

                                                        Corporation (14%)

DALLAS COUNTY, TEXAS
DALLAS
3030 LBJ Freeway(6)....................       16.91   Club Corporation of America (32%)

3100 Monticello........................       15.78   Insignia Commercial, Inc. (23%), Time Marketing Corporation/Evans Group

                                                        (12%), Heath Insurance Brokers, Inc. (10%)

8214 Westchester.......................       15.42   Preston Business Center, Inc. (15%), Malone Mortgage Company of America,

                                                        Inc. (12%), State Bank & Trust Co. (11%)

IRVING
2300 Valley View.......................       16.48   Nokia, Inc. (38%), Alltel Information Services, Inc. (18%), Computer Task

                                                        Group, Inc. (12%), Tricon Restaurant Services (11%)

RICHARDSON
1122 Alma Road.........................        7.35   MCI Telecommunications Corp. (100%)

HARRIS COUNTY, TEXAS
HOUSTON
10497 Town & Country Way...............       13.76   Vastar Resources, Inc. (23%), Texas Ohio Gas, Inc. (11%)

14511 Falling Creek....................       10.75   Nationwide Mutual Insurance Company (12%)

1717 St. James Place...................       11.78   MCX Corp (14%), Home Loan Corporation (10%)

1770 St. James Place...................       11.61   Neosoft Inc. (10%)

5225 Katy Freeway......................       11.04                                       --

5300 Memorial..........................       12.66   Drypers Corporation (20%), Datavox, Inc. (20%), HCI Chemicals (USA) Ltd.

                                                        Inc. (15%)


                                                                                                       PERCENTAGE OF
                                                                                                        TOTAL 1998
                                                                                                          OFFICE,
                                                                 PERCENTAGE                          OFFICE/FLEX, AND      1998
                                                       NET         LEASED        1998       1998        INDUSTRIAL/       AVERAGE
                                                     RENTABLE       AS OF        BASE     EFFECTIVE   WAREHOUSE BASE     BASE RENT
                                           YEAR        AREA       12/31/98       RENT       RENT           RENT         PER SQ. FT.
PROPERTY LOCATION                          BUILT    (SQ. FT.)      (%)(1)      ($000)(2)  ($000)(3)         (%)           ($)(4)
---------------------------------------  ---------  ----------  -------------  ---------  ---------  -----------------  -----------

POTTER COUNTY, TEXAS

AMARILLO
6900 IH--40 West.......................       1986      71,771         74.9          522        515           0.12            9.71

TARRANT COUNTY, TEXAS

EULESS
150 West Parkway.......................       1984      74,429         99.7        1,000        997           0.24           13.48

TRAVIS COUNTY, TEXAS

AUSTIN
1250 Capital of Texas Hwy. South(7)....       1985     270,703         99.5        4,369      4,360           1.04           20.07

MARICOPA COUNTY, ARIZONA

GLENDALE
5551 West Talavi Boulevard.............       1991     181,596        100.0        1,454      1,451           0.34            8.01

PHOENIX
19640 North 31st Street................       1990     124,171        100.0        1,584      1,572           0.38           12.76
20002 North 19th Avenue................       1986     119,301        100.0          679        679           0.16            5.69

SCOTTSDALE
9060 E. Via Linda Boulevard............       1984     111,200        100.0        2,161      2,161           0.51           19.43

SAN FRANCISCO COUNTY, CALIFORNIA

SAN FRANCISCO
760 Market Street......................       1908     267,446         87.7        4,512      4,490           1.07           19.24

ARAPAHOE COUNTY, COLORADO

AURORA
750 South Richfield Street(7)..........       1997     108,240        100.0        1,642      1,642           0.39           26.75

DENVER
400 South Colorado Boulevard(7)........       1983     125,415         94.5        1,048      1,041           0.25           15.22

ENGLEWOOD
5350 South Roslyn Street (6) (7).......       1982      63,754        100.0          816        815           0.19           16.68
9359 East Nichols Avenue(7)............       1997      72,610        100.0          509        509           0.12           12.36

BOULDER COUNTY, COLORADO

BROOMFIELD
105 South Technology Court(7)..........       1997      37,574        100.0          340        340           0.08           15.95
303 South Technology Court-A(7)........       1997      34,454        100.0          290        290           0.07           10.97
303 South Technology Court-B(7)........       1997      40,416        100.0          341        341           0.08           11.00

LOUISVILLE
1172 Century Drive(7)..................       1996      49,566        100.0          467        467           0.11           12.28
248 Centennial Parkway(7)..............       1996      39,266         93.1          370        370           0.09           13.19
285 Century Place(7)...................       1997      69,145        100.0          617        617           0.15           15.73


                                            1998
                                           AVERAGE
                                          EFFECTIVE
                                          RENT PER
                                           SQ. FT.    TENANTS LEASING 10% OR MORE OF NET RENTABLE AREA PER PROPERTY AS OF

PROPERTY LOCATION                          ($)(5)     12/31/98

---------------------------------------  -----------  --------------------------------------------------------------------------

POTTER COUNTY, TEXAS
AMARILLO
6900 IH--40 West.......................        9.58   Sitel Corporation (16%)

TARRANT COUNTY, TEXAS
EULESS
150 West Parkway.......................       13.44   Warrantech Automotive, Inc. (34%), Landmark BankMid-Cities (18%), Mike

                                                        Bowman Realtors/Century 21 (17%)

TRAVIS COUNTY, TEXAS
AUSTIN
1250 Capital of Texas Hwy. South(7)....       20.03   Intelliquest Inc. (14%)

MARICOPA COUNTY, ARIZONA
GLENDALE
5551 West Talavi Boulevard.............        7.99   Honeywell, Inc. (100%)

PHOENIX
19640 North 31st Street................       12.66   American Express (100%)

20002 North 19th Avenue................        5.69   American Express (100%)

SCOTTSDALE
9060 E. Via Linda Boulevard............       19.43   Sentry Insurance (63%), Rite Aid Corporation (37%)

SAN FRANCISCO COUNTY, CALIFORNIA
SAN FRANCISCO
760 Market Street......................       19.14   Macy's c/o Federated Department Stores (19%)

ARAPAHOE COUNTY, COLORADO
AURORA
750 South Richfield Street(7)..........       26.75   T.R.W. Inc. (100%)

DENVER
400 South Colorado Boulevard(7)........       15.12   Community Health Plan (12%), Department of Revenue (12%), Norwest Bank

                                                        Colorado N.A. (11%), Senter GoldFarb & Rice (10%)

ENGLEWOOD
5350 South Roslyn Street (6) (7).......       16.66   Westland Enterprises (17%), Business World Inc. (17%)

9359 East Nichols Avenue(7)............       12.36   First Tennessee Bank NA (100%)

BOULDER COUNTY, COLORADO
BROOMFIELD
105 South Technology Court(7)..........       15.95   Sun Microsystems Inc. (100%)

303 South Technology Court-A(7)........       10.97   Sun Microsystems Inc. (100%)

303 South Technology Court-B(7)........       11.00   Sun Microsystems Inc. (100%)

LOUISVILLE
1172 Century Drive(7)..................       12.28   Skyconnect Inc. (40%), Evolving Systems Inc. (22%), MCI Systemhouse Corp.

                                                        (22%), RX Kinetix Inc. (16%)

248 Centennial Parkway(7)..............       13.19   Rock Bottom Restaurants Inc. (59%), Aircell Inc. (28%)

285 Century Place(7)...................       15.73   HBO & Company of Georgia (100%)


                                                                                                       PERCENTAGE OF
                                                                                                        TOTAL 1998
                                                                                                          OFFICE,
                                                                 PERCENTAGE                          OFFICE/FLEX, AND      1998
                                                       NET         LEASED        1998       1998        INDUSTRIAL/       AVERAGE
                                                     RENTABLE       AS OF        BASE     EFFECTIVE   WAREHOUSE BASE     BASE RENT
                                           YEAR        AREA       12/31/98       RENT       RENT           RENT         PER SQ. FT.
PROPERTY LOCATION                          BUILT    (SQ. FT.)      (%)(1)      ($000)(2)  ($000)(3)         (%)           ($)(4)
---------------------------------------  ---------  ----------  -------------  ---------  ---------  -----------------  -----------
DENVER COUNTY, COLORADO

DENVER
3600 South Yosemite(7).................       1974     133,743        100.0          812        812           0.19            9.51

DOUGLAS COUNTY, COLORADO

ENGLEWOOD
384 Inverness Drive South(7)...........       1985      51,523        100.0          603        594           0.14           15.26
400 Inverness Drive(7).................       1997     111,608         99.9        1,343      1,339           0.32           21.24
5975 South Quebec Street(7)............       1996     102,877         98.7        1,728      1,725           0.41           22.18
67 Inverness Drive East(7).............       1996      54,280        100.0          489        489           0.12           11.74

PARKER
9777 Pyramid Court(7)..................       1995     120,281        100.0        1,021      1,021           0.24           11.06

EL PASO COUNTY, COLORADO

COLORADO SPRINGS
1975 Research Parkway(7)...............       1997     115,250         95.7          719        710           0.17           11.49

JEFFERSON COUNTY, COLORADO

LAKEWOOD
141 Union Boulevard(7).................       1985      63,600         94.7          739        720           0.18           15.99

HILLSBOROUGH COUNTY, FLORIDA

TAMPA
501 Kennedy Boulevard..................       1982     297,429         89.7        3,402      3,389           0.81           12.75

POLK COUNTY, IOWA

WEST DES MOINES
2600 Westown Parkway...................       1988      72,265         98.2        1,088      1,079           0.26           15.33

DOUGLAS COUNTY, NEBRASKA

OMAHA
210 South 16th Street..................       1894     319,535         95.0        3,225      3,216           0.76           10.62
                                                    ----------        -----    ---------  ---------         ------      -----------
Total Office Properties................             22,420,331        97.11    $ 377,828  $ 370,248          89.56      $    18.51
                                                    ----------        -----    ---------  ---------         ------      -----------


                                            1998
                                           AVERAGE
                                          EFFECTIVE
                                          RENT PER
                                           SQ. FT.    TENANTS LEASING 10% OR MORE OF NET RENTABLE AREA PER PROPERTY AS OF

PROPERTY LOCATION                          ($)(5)     12/31/98

---------------------------------------  -----------  --------------------------------------------------------------------------

DENVER COUNTY, COLORADO
DENVER
3600 South Yosemite(7).................        9.51   M.D.C. Holdings Inc. (100%)

DOUGLAS COUNTY, COLORADO
ENGLEWOOD
384 Inverness Drive South(7)...........       15.03   Quickpen International Corp. (37%), United States of America--GSA (19%)

400 Inverness Drive(7).................       21.17   Convergent Communications Inc. (26%), Summit Group Inc. (22%), Compuware

                                                        Corp. (17%), Ani Colorado Inc./Alliance Int'l (16%)

5975 South Quebec Street(7)............       22.14   Northern Telecom Inc. (43%), Silicon Graphics Inc. (28%)

67 Inverness Drive East(7).............       11.74   T-Netix Inc. (69%), Convergent Communications Inc. (31%)

PARKER
9777 Pyramid Court(7)..................       11.06   Evolving System Inc. (100%)

EL PASO COUNTY, COLORADO
COLORADO SPRINGS
1975 Research Parkway(7)...............       11.35   Bombardier Capital Florida (69%), Concert Management Services (18%)

JEFFERSON COUNTY, COLORADO
LAKEWOOD
141 Union Boulevard(7).................       15.58   Arbitration Forums Inc. (18%), Special District Management (11%)

HILLSBOROUGH COUNTY, FLORIDA
TAMPA
501 Kennedy Boulevard..................       12.70   Fowler, White, Gillen, Boggs, Villareal & Banker, PA (33%), Raytheon

                                                        Engineers & Constructors, Inc. (31%)

POLK COUNTY, IOWA
WEST DES MOINES
2600 Westown Parkway...................       15.20   St. Paul Fire and Marine Insurance Company (19%), MCI Telecommunications

                                                        Corp. (14%), New England Mutual Life Insurance Company (13%), American

                                                        Express Financial Advisors, Inc. (12%)

DOUGLAS COUNTY, NEBRASKA
OMAHA
210 South 16th Street..................       10.59   Union Pacific Railroad Company (70%)

                                         -----------
Total Office Properties................  $    18.16
                                         -----------

                                                                                                       PERCENTAGE OF
                                                                                                        TOTAL 1998
                                                                                                          OFFICE,
                                                                                                     OFFICE/FLEX, AND      1998
                                                       NET       PERCENTAGE                 1998        INDUSTRIAL/       AVERAGE
                                                     RENTABLE   LEASED AS OF   1998 BASE  EFFECTIVE   WAREHOUSE BASE     BASE RENT
                                           YEAR     AREA (SQ.     12/31/98       RENT       RENT           RENT         PER SQ. FT.
PROPERTY LOCATION                          BUILT       FT.)        (%)(1)      ($000)(2)  ($000)(3)         (%)           ($)(4)
---------------------------------------  ---------  ----------  -------------  ---------  ---------  -----------------  -----------
OFFICE/FLEX PROPERTIES

BURLINGTON COUNTY, NEW JERSEY

BURLINGTON
3 Terri Lane(7)........................       1991      64,500          82.8         486        486            0.12           9.89
5 Terri Lane(7)........................       1992      74,555         100.0         506        505            0.12           7.37

MOORESTOWN
1 Executive Drive(7)...................       1989      20,570          43.0         115        115            0.03          14.12
101 Commerce Drive(7)..................       1988      64,700         100.0         335        315            0.08           5.62
101 Executive Drive(7).................       1990      29,355          84.2         205        205            0.05           9.01
102 Executive Drive(7).................       1990      64,000          80.0         321        314            0.08           6.81
1256 North Church(7)...................       1984      63,495         100.0         316        289            0.07           5.41
1507 Lancer Drive(7)...................       1995      32,700         100.0          28         28            0.01           0.93
1510 Lancer Drive(7)...................       1998      88,000         100.0         171        171            0.04           4.15
201 Commerce Drive(7)..................       1986      38,400         100.0         178        178            0.04           5.04
225 Executive Drive(7).................       1990      50,600          85.8         243        233            0.06           6.08
30 Twosome Drive(7)....................       1997      39,675         100.0         205        205            0.05           5.61
40 Twosome Drive(7)....................       1996      40,265         100.0         255        255            0.06           6.88
50 Twosome Drive(7)....................       1997      34,075         100.0         248        248            0.06           7.91
840 North Lenola(7)....................       1995      38,300         100.0         250        250            0.06           7.09
844 North Lenola(7)....................       1995      28,670         100.0         196        196            0.05           7.43
97 Foster Road(7)......................       1982      43,200         100.0         170        170            0.04           4.27

WEST DEPTFORD
1451 Metropolitan Drive(7).............       1996      21,600         100.0         137        137            0.03           6.89


                                            1998
                                           AVERAGE
                                          EFFECTIVE
                                          RENT PER
                                           SQ. FT.    TENANTS LEASING 10% OR MORE OF NET RENTABLE AREA PER PROPERTY AS OF

PROPERTY LOCATION                          ($)(5)     12/31/98

---------------------------------------  -----------  --------------------------------------------------------------------------

OFFICE/FLEX PROPERTIES
BURLINGTON COUNTY, NEW JERSEY
BURLINGTON
3 Terri Lane(7)........................        9.89   Tempel Steel Company (18%), Signature Home Care (16%), BCM Engineers Inc.

                                                       (15%), General Services Administrators (10%)

5 Terri Lane(7)........................        7.36   Actimed Laboratories Inc. (38%), Lykes Dispensing Systems Inc. (20%), West

                                                       Electronics Inc. (12%)

MOORESTOWN
1 Executive Drive(7)...................       14.12   T.T.I. (18%)

101 Commerce Drive(7)..................        5.29   Beckett Corporation (100%)

101 Executive Drive(7).................        9.01   Bayada Nurses Inc. (24%), Total Package Marketing Inc. (20%), National

                                                       Service Solutions (15%)

102 Executive Drive(7).................        6.66   Comtrex Systems Corp. (29%), Commonwealth Scientific Corp. (21%), Judge

                                                       Computer (20%), Judge Imaging Systems Inc. (10%)

1256 North Church(7)...................        4.94   Package Coordinators Inc. (50%), James C. Anderson Associates (30%), Ketec

                                                       Inc. (20%)

1507 Lancer Drive(7)...................        0.93   Tad's Delivery Service Inc. (31%)

1510 Lancer Drive(7)...................        4.15   Tad's Delivery Service Inc. (100%)

201 Commerce Drive(7)..................        5.04   Flow Thru Metals Inc. (25%), Franchise Stores Realty Corp. (25%), RE/Com

                                                       Group (25%), Tropicana Products Inc. (25%)

225 Executive Drive(7).................        5.83   Eastern Research Inc. (33%), Schermerhorn Brothers Inc. (19%), Bioclimatic

                                                       Inc. (14%), Band-It Index Inc. (11%)

30 Twosome Drive(7)....................        5.61   Hartman Cards Inc. (28%), Sagot Office Interiors Inc. (24%), Aramark

                                                       Sports/Entertainment (14%), The Closet Factory (12%), C&L Packaging Inc.

                                                       (12%), Mosler Inc. (10%)

40 Twosome Drive(7)....................        6.88   Vitalink Pharmacy Services (49%), A.D.P. Inc. (37%), Bellstar Inc. (14%)

50 Twosome Drive(7)....................        7.91   Wells Fargo (44%), Sussex Wine Merchants (30%), McCarthy Associates Inc.

                                                       (14%), Inacomp Financial Services (12%)

840 North Lenola(7)....................        7.09   Millar Elevator Service Co. (31%), Twin Pines Construction Co. (31%),

                                                       Technology Service Solutions (25%), Computer Integration Services (13%)

844 North Lenola(7)....................        7.43   First Union National Bank (41%), Curbell Inc. (34%), James J. Martin Inc.

                                                       (25%)

97 Foster Road(7)......................        4.27   Consumer Response Company Inc. (50%), Pioneer and Company Inc. (33%),

                                                       Colornet Inc. (17%)

WEST DEPTFORD
1451 Metropolitan Drive(7).............        6.89   Garlock Bearings Inc. (100%)


                                                                                                       PERCENTAGE OF
                                                                                                        TOTAL 1998
                                                                                                          OFFICE,
                                                                                                     OFFICE/FLEX, AND      1998
                                                       NET       PERCENTAGE                 1998        INDUSTRIAL/       AVERAGE
                                                     RENTABLE   LEASED AS OF   1998 BASE  EFFECTIVE   WAREHOUSE BASE     BASE RENT
                                           YEAR     AREA (SQ.     12/31/98       RENT       RENT           RENT         PER SQ. FT.
PROPERTY LOCATION                          BUILT       FT.)        (%)(1)      ($000)(2)  ($000)(3)         (%)           ($)(4)
---------------------------------------  ---------  ----------  -------------  ---------  ---------  -----------------  -----------
MERCER COUNTY, NEW JERSEY

HAMILTON TOWNSHIP
100 Horizon Drive......................       1989      13,275        100.0          226        226           0.05           17.02
200 Horizon Drive......................       1991      45,770         85.3          445        432           0.11           11.40
300 Horizon Drive......................       1989      69,780        100.0          912        903           0.22           13.07
500 Horizon Drive......................       1990      41,205         81.9          383        357           0.09           11.35

MONMOUTH COUNTY, NEW JERSEY

WALL TOWNSHIP
1320 Wykoff Avenue.....................       1986      20,336         28.6          143        143           0.03           24.59
1324 Wykoff Avenue.....................       1987      21,168         75.0          227        195           0.05           14.30
1325 Campus Parkway....................       1988      35,000         92.9          232        221           0.06            7.14
1340 Campus Parkway....................       1992      72,502         94.6          748        659           0.18           10.91
1345 Campus Parkway(7).................       1995      76,300        100.0          699        699           0.17            9.16
1433 Highway 34........................       1985      69,020         58.2          517        435           0.12           12.87

PASSAIC COUNTY, NEW JERSEY

TOTOWA
2 Center Court(7)......................       1998      30,600         99.3          149        116           0.04            8.65
11 Commerce Way........................       1989      47,025         77.8          403        392           0.10           11.02
20 Commerce Way........................       1992      42,540         85.9          371        371           0.09           10.15
29 Commerce Way........................       1990      48,930        100.0          465        420           0.11            9.50
40 Commerce Way........................       1987      50,576        100.0          552        458           0.13           10.91
45 Commerce Way........................       1992      51,207        100.0          475        445           0.11            9.28
60 Commerce Way........................       1988      50,333        100.0          406        352           0.10            8.07
80 Commerce Way........................       1996      22,500        100.0          268        166           0.06           11.91
100 Commerce Way.......................       1996      24,600        100.0          293        169           0.07           11.91
120 Commerce Way.......................       1994       9,024        100.0           87         85           0.02            9.64
140 Commerce Way.......................       1994      26,881         99.5          261        257           0.06            9.76


                                            1998
                                           AVERAGE
                                          EFFECTIVE
                                          RENT PER
                                           SQ. FT.    TENANTS LEASING 10% OR MORE OF NET RENTABLE AREA PER PROPERTY AS OF

PROPERTY LOCATION                          ($)(5)     12/31/98

---------------------------------------  -----------  --------------------------------------------------------------------------

MERCER COUNTY, NEW JERSEY
HAMILTON TOWNSHIP
100 Horizon Drive......................       17.02   HIP of New Jersey Inc. (100%)

200 Horizon Drive......................       11.07   O.H.M. Remediation Services Corp. (85%)

300 Horizon Drive......................       12.94   State of NJ/DEP (50%), McFaul & Lyons Inc. (26%), Fluor Daniel GTI (24%)

500 Horizon Drive......................       10.58   Anacomp Inc. (30%), Lakeview Child Center Inc. (19%), NJ Builders Assoc.

                                                        (14%), Diedre Moire Corp. (11%)

MONMOUTH COUNTY, NEW JERSEY
WALL TOWNSHIP
1320 Wykoff Avenue.....................       24.59   Lucent Technologies Inc. (29%)

1324 Wykoff Avenue.....................       12.28   Collectors Alliance Inc. (53%), Supply-Saver, Inc. (22%)

1325 Campus Parkway....................        6.80   American Press Inc. (71%), Centennial Cellular Corp. (14%)

1340 Campus Parkway....................        9.61   Groundwater Environmental Services Inc. (33%), GEAC Computers Inc. (22%),

                                                        State Farm Co. (17%), Association For Retarded Citizens (11%), Digital

                                                        Lightwave, Inc. (11%)

1345 Campus Parkway(7).................        9.16   Depot America, Inc. (37%), Quadramed Corp. (24%), De Vine Corp. (11%)

1433 Highway 34........................       10.83   State Farm Mutual Insurance Co. (30%), New Jersey Natural Gas Co (11%)

PASSAIC COUNTY, NEW JERSEY
TOTOWA
2 Center Court(7)......................        6.73   Nomadic Display (36%), Electro Rent Corp. (33%), Alpine Electronics of

                                                        America (30%)

11 Commerce Way........................       10.71   Coram Alternative Site Services (56%), Olsten Health Services (11%),

                                                        Siemens Electromechanical (11%)

20 Commerce Way........................       10.15   Motorola Inc. (45%), Siemens Fiber Optics (41%)

29 Commerce Way........................        8.58   Sandvik Sorting Systems, Inc. (44%), Patterson Dental Supply Inc. (23%),

                                                        Fujitec America Inc. (22%), Wiltel Communications LLC (11%)

40 Commerce Way........................        9.06   Thomson Electron Tubes (43%), Intertek Testing Services Inc. (29%),

                                                        Snap-On, Inc. (14%), System 3R USA Inc. (14%)

45 Commerce Way........................        8.69   Ericsson Radio Systems Inc. (52%), Woodward-Clyde Consultants (27%),

                                                        Security Technologies, Inc. (10%), Oakwood Corporate Housing (10%)

60 Commerce Way........................        6.99   Relectronic Service Corp. (43%), Ericsson Inc. (29%), Maxlite S.K. America

                                                        (14%), HW Exhibits (14%)

80 Commerce Way........................        7.38   Hey Diddle Diddle Inc. (40%), Idexx Veterinary Services (37%), Inter-

                                                        American Safety Council (12%), Bell Atlantic (11%)

100 Commerce Way.......................        6.87   Minolta Business Systems, Inc. (34%), Pharmamerica Inc. (34%), CCH Inc.

                                                        (32%)

120 Commerce Way.......................        9.42   Deerfield Healthcare (100%)

140 Commerce Way.......................        9.61   Advanced Image System Inc. (20%), MSR Publications Inc. (19%), Holder

                                                        Group, Inc. (11%), Alpha Testing (10%), Dairygold (10%), Showa Tool USA,

                                                        Inc. (10%), Telsource, Inc. (10%), Universal Hospital Services (10%)


                                                                                                       PERCENTAGE OF
                                                                                                        TOTAL 1998
                                                                                                          OFFICE,
                                                                                                     OFFICE/FLEX, AND      1998
                                                       NET       PERCENTAGE                 1998        INDUSTRIAL/       AVERAGE
                                                     RENTABLE   LEASED AS OF   1998 BASE  EFFECTIVE   WAREHOUSE BASE     BASE RENT
                                           YEAR     AREA (SQ.     12/31/98       RENT       RENT           RENT         PER SQ. FT.
PROPERTY LOCATION                          BUILT       FT.)        (%)(1)      ($000)(2)  ($000)(3)         (%)           ($)(4)
---------------------------------------  ---------  ----------  -------------  ---------  ---------  -----------------  -----------

WESTCHESTER COUNTY, NEW YORK

ELMSFORD
1 Westchester Plaza....................       1967      25,000        100.0          292        284           0.07           11.68
2 Westchester Plaza....................       1968      25,000        100.0          407        407           0.10           16.28
3 Westchester Plaza....................       1969      93,500        100.0        1,094      1,093           0.26           11.70
4 Westchester Plaza....................       1969      44,700         92.4          573        549           0.14           13.87
5 Westchester Plaza....................       1969      20,000        100.0          276        274           0.07           13.80


                                            1998
                                           AVERAGE
                                          EFFECTIVE
                                          RENT PER
                                           SQ. FT.    TENANTS LEASING 10% OR MORE OF NET RENTABLE AREA PER PROPERTY AS OF

PROPERTY LOCATION                          ($)(5)     12/31/98

---------------------------------------  -----------  --------------------------------------------------------------------------

WESTCHESTER COUNTY, NEW YORK
ELMSFORD
1 Westchester Plaza....................       11.36   British Apparel Collection (40%), American Greeting Corp. (20%), RS Knapp

                                                        (20%), Thin Film Concepts Inc. (20%)

2 Westchester Plaza....................       16.28   Board of Cooperative Education (80%), Kin-Tronics Inc. (10%), Squires

                                                        Productions Inc. (10%)

3 Westchester Plaza....................       11.69   Apria Healthcare Inc. (32%), Kangol Headware Inc. (28%), V-Band Corp.

                                                        (16%), Dental Concepts Inc. (12%)

4 Westchester Plaza....................       13.29   Metropolitan Life (38%), EEV Inc. (34%), Arsys Innotech Corp. (13%)

5 Westchester Plaza....................       13.70   Kramer Scientific Corp. (26%), Rokonet Industries USA Inc. (25%), UA

                                                        Plumbers Education Fund (25%), Fujitsu (12%), Furniture Etc. Inc. (12%)


                                                                                                       PERCENTAGE OF
                                                                                                        TOTAL 1998
                                                                                                          OFFICE,
                                                                                                     OFFICE/FLEX, AND      1998
                                                       NET       PERCENTAGE                 1998        INDUSTRIAL/       AVERAGE
                                                     RENTABLE   LEASED AS OF   1998 BASE  EFFECTIVE   WAREHOUSE BASE     BASE RENT
                                           YEAR     AREA (SQ.     12/31/98       RENT       RENT           RENT         PER SQ. FT.
PROPERTY LOCATION                          BUILT       FT.)        (%)(1)      ($000)(2)  ($000)(3)         (%)           ($)(4)
---------------------------------------  ---------  ----------  -------------  ---------  ---------  -----------------  -----------
6 Westchester Plaza....................       1968      20,000         78.0          201        198           0.05           12.88
7 Westchester Plaza....................       1972      46,200        100.0          617        615           0.15           13.35
8 Westchester Plaza....................       1971      67,200        100.0          889        803           0.21           13.23
11 Clearbrook Road.....................       1974      31,800        100.0          324        323           0.08           10.19
75 Clearbrook Road.....................       1990      32,720        100.0          816        816           0.19           24.94
150 Clearbrook Road....................       1975      74,900        100.0        1,014      1,006           0.24           13.54
175 Clearbrook Road....................       1973      98,900         65.8          897        862           0.21           13.78
200 Clearbrook Road....................       1974      94,000         99.7          793        781           0.19            8.46
250 Clearbrook Road....................       1973     155,000         83.6        1,124      1,123           0.27            8.67
50 Executive Boulevard.................       1969      45,200         97.2          383        379           0.09            8.72
77 Executive Boulevard.................       1977      13,000        100.0          180        179           0.04           13.85
85 Executive Boulevard.................       1968      31,000         99.4          387        384           0.09           12.56
300 Executive Boulevard................       1970      60,000         99.7          575        575           0.14            9.61
350 Executive Boulevard................       1970      15,400         98.8          243        243           0.06           15.97
399 Executive Boulevard................       1962      80,000         89.5          930        929           0.22           12.99
400 Executive Boulevard................       1970      42,200         99.9          532        526           0.13           12.62
500 Executive Boulevard................       1970      41,600         88.3          564        559           0.13           15.35
525 Executive Boulevard................       1972      61,700        100.0          838        832           0.20           13.58


                                            1998
                                           AVERAGE
                                          EFFECTIVE
                                          RENT PER
                                           SQ. FT.    TENANTS LEASING 10% OR MORE OF NET RENTABLE AREA PER PROPERTY AS OF

PROPERTY LOCATION                          ($)(5)     12/31/98

---------------------------------------  -----------  --------------------------------------------------------------------------

6 Westchester Plaza....................       12.69   Signacon Controls Inc. (28%), Xerox Corp. (28%), Girard Rubber Co. (13%)

7 Westchester Plaza....................       13.31   Emigrant Savings Bank (69%), Fire End Croker Corp. (22%)

8 Westchester Plaza....................       11.95   Mamiya America Corp. (24%), Ciba Specialty Chemicals Corp. (19%), Kubra

                                                        Data Transfer Ltd. (15%)

11 Clearbrook Road.....................       10.16   Eastern Jungle Gym (27%), MCS Marketing Group Inc. (24%), Treetops Inc.

                                                        (21%), Creative Medical Supplies (14%), Westchester Party Rental Inc.

                                                        (14%)

75 Clearbrook Road.....................       24.94   Evening Out Inc. (100%)

150 Clearbrook Road....................       13.43   Court Sports I LLC (24%), Philips Medical (18%), Transwestern Publications

                                                        (12%)

175 Clearbrook Road....................       13.25   Hypres Inc (15%)

200 Clearbrook Road....................        8.33   Brunschwig & Fils Inc. (39%), Proftech Corp. (20%), WYSE Technology (15%)

250 Clearbrook Road....................        8.67   AFP Imaging Corp. (42%), The Artina Group Inc. (14%), Conri Services Inc.

                                                        (11%)

50 Executive Boulevard.................        8.63   MMO Music Group (71%), Medical Billing Associates (22%)

77 Executive Boulevard.................       13.77   Bright Horizons Children (55%), WNN Corp. (45%)

85 Executive Boulevard.................       12.46   VREX Inc. (49%), Westhab Inc. (18%), John Caufield Fiber Optical (13%),

                                                        Saturn II Systems Inc. (11%)

300 Executive Boulevard................        9.61   Varta Batteries Inc. (44%), Princeton Ski Outlet Corp. (43%), LMG

                                                        International Inc. (12%)

350 Executive Boulevard................       15.97   Copytex Corp. (99%)

399 Executive Boulevard................       12.97   American Banknote Holographic (74%), Wine Enthusiast Inc. (16%)

400 Executive Boulevard................       12.48   Baker Engineering NY Inc. (39%), North American Van Lines (25%)

500 Executive Boulevard................       15.22   Original Consumer (36%), Dover Elevator (16%), Angelica Corp. (16%),

                                                        Charles Martine Inc.(13%)

525 Executive Boulevard................       13.48   Vie De France Yamasaki Inc. (59%), New York Blood Center Inc. (21%)


                                                                                                       PERCENTAGE OF
                                                                                                        TOTAL 1998
                                                                                                          OFFICE,
                                                                                                     OFFICE/FLEX, AND      1998
                                                       NET       PERCENTAGE                 1998        INDUSTRIAL/       AVERAGE
                                                     RENTABLE   LEASED AS OF   1998 BASE  EFFECTIVE   WAREHOUSE BASE     BASE RENT
                                           YEAR     AREA (SQ.     12/31/98       RENT       RENT           RENT         PER SQ. FT.
PROPERTY LOCATION                          BUILT       FT.)        (%)(1)      ($000)(2)  ($000)(3)         (%)           ($)(4)
---------------------------------------  ---------  ----------  -------------  ---------  ---------  -----------------  -----------
HAWTHORNE
4 Skyline Drive........................       1987      80,600         96.8        1,137      1,044           0.27           14.57
8 Skyline Drive........................       1985      50,000         98.9          682        665           0.16           13.79
10 Skyline Drive.......................       1985      20,000        100.0          278        260           0.07           13.90
11 Skyline Drive.......................       1989      45,000        100.0          670        656           0.16           14.89
15 Skyline Drive.......................       1989      55,000        100.0          856        789           0.20           15.56
200 Saw Mill River Road................       1965      51,100         99.6          537        521           0.13           10.55

YONKERS
1 Odell Plaza..........................       1980     106,000         98.5        1,224      1,220           0.29           11.72
5 Odell Plaza..........................       1983      38,400         99.6          498        498           0.12           13.02
7 Odell Plaza..........................       1984      42,600         99.6          636        616           0.15           14.99
4 Executive Plaza......................       1986      80,000         99.9          989        937           0.23           12.37
6 Executive Plaza......................       1987      80,000         90.4        1,056      1,040           0.25           14.60
100 Corporate Boulevard................       1987      78,000         78.5        1,208      1,206           0.29           19.73
200 Corporate Boulevard South..........       1990      84,000         99.8        1,314      1,295           0.31           15.67

FAIRFIELD COUNTY, CONNECTICUT

STAMFORD
419 West Avenue........................       1986      88,000         99.7        1,534      1,528           0.36           17.48
500 West Avenue........................       1988      25,000        100.0          332        328           0.08           13.28
550 West Avenue........................       1990      54,000        100.0          753        743           0.18           13.94
650 West Avenue(7).....................       1998      40,000        100.0          105         85           0.02           13.69
                                                    ----------        -----    ---------  ---------         ------      -----------
Total Office/Flex Properties...........              3,941,952        93.76    $  40,385  $  38,972           9.62       $   11.23
                                                    ----------        -----    ---------  ---------         ------      -----------


                                            1998
                                           AVERAGE
                                          EFFECTIVE
                                          RENT PER
                                           SQ. FT.    TENANTS LEASING 10% OR MORE OF NET RENTABLE AREA PER PROPERTY AS OF

PROPERTY LOCATION                          ($)(5)     12/31/98

---------------------------------------  -----------  --------------------------------------------------------------------------

HAWTHORNE
4 Skyline Drive........................       13.38   GEC Alsthom Int'l. (60%)

8 Skyline Drive........................       13.45   Cityscape Corp. (62%), Reveo Inc (29%)

10 Skyline Drive.......................       13.00   Bi-Tronics Inc./LCA Sales Corp. (52%), Phoenix Systems Int'l (32%), Galson

                                                        Corp. (16%)

11 Skyline Drive.......................       14.58   Cube Computer (41%), Bowthorpe Holdings (19%), Agathon Machine Inc. (12%),

                                                        Planned Parenthood (11%)

15 Skyline Drive.......................       14.35   Tellabs Inc. (33%), Emisphere Technology (24%), Minolta Copier Corp. (16%)

200 Saw Mill River Road................       10.24   Walter Degruyter Inc. (21%), Abscoa Industries Inc. (18%), Monohans

                                                        Plumbing Inc. (17%), Argents Air Express Ltd. (12%)

YONKERS
1 Odell Plaza..........................       11.68   Court Sports II LLC (19%), Gannet Satellite Info Network (11%)

5 Odell Plaza..........................       13.02   Voyerta Technologies Inc. (44%), Photo File Inc. (34%), Pharmerica Inc.

                                                        (22%)

7 Odell Plaza..........................       14.52   US Postal Service (41%), TT Systems Co. (24%), Bright Horizons (16%)

4 Executive Plaza......................       11.72   O.K. Industries (42%), E&B Giftware Inc. (22%), Universal Outdoor

                                                        Advertising (12%)

6 Executive Plaza......................       14.38   Cablevision Systems Corp. (40%), Yonkers Savings & Loan Assoc. (11%)

100 Corporate Boulevard................       19.70   MonteFiore Medical Center (19%), Sempra Energy Trading Corp. (13%), Minami

                                                        International Corp. (12%), Medigene Inc. (11%)

200 Corporate Boulevard South..........       15.45   Belmay Inc. (32%), Montefiore Medical Center (23%) Advanced Viral Research

                                                        Corp. (20%)

FAIRFIELD COUNTY, CONNECTICUT
STAMFORD
419 West Avenue........................       17.42   Fuji Medical Systems USA Inc. (80%)

500 West Avenue........................       13.12   Stamford Associates (26%), Convergent Communications (26%), Lead Trackers

                                                        Inc. (20%), Seneca Media Group Inc. (17%), M. Cohen and Sons Inc. (11%)

550 West Avenue........................       13.76   Lifecodes Corp. (68%), Davidoff of Geneva Inc. (32%)

650 West Avenue(7).....................       11.08   Davidoff of Geneva (CT) Inc. (100%)

                                         -----------
Total Office/Flex Properties...........   $   10.81
                                         -----------

                                                                                                       PERCENTAGE OF
                                                                                                        TOTAL 1998
                                                                                                          OFFICE,
                                                                                                     OFFICE/FLEX, AND      1998
                                                       NET       PERCENTAGE                 1998        INDUSTRIAL/       AVERAGE
                                                     RENTABLE   LEASED AS OF   1998 BASE  EFFECTIVE   WAREHOUSE BASE     BASE RENT
                                           YEAR     AREA (SQ.     12/31/98       RENT       RENT           RENT         PER SQ. FT.
PROPERTY LOCATION                          BUILT       FT.)        (%)(1)      ($000)(2)  ($000)(3)         (%)           ($)(4)
---------------------------------------  ---------  ----------  -------------  ---------  ---------  -----------------  -----------
INDUSTRIAL/WAREHOUSE PROPERTIES

WESTCHESTER COUNTY, NEW YORK

ELMSFORD
1 Warehouse Lane.......................       1957       6,600        100.0           57         56           0.01            8.64
2 Warehouse Lane.......................       1957      10,900        100.0          114        113           0.03           10.46
3 Warehouse Lane.......................       1957      77,200        100.0          269        269           0.06            3.48
4 Warehouse Lane.......................       1957     195,500         88.9        1,855      1,826           0.44           10.67
5 Warehouse Lane.......................       1957      75,100         94.8          678        672           0.16            9.52
6 Warehouse Lane.......................       1982      22,100        100.0          504        504           0.12           22.81
                                                    ----------        -----    ---------  ---------         ------      -----------
Total Industrial/Warehouse Properties..                387,400        93.39%   $   3,477  $   3,440           0.82      $     9.61
                                                    ----------        -----    ---------  ---------         ------      -----------
Total Office, Office/Flex, and
  Industrial/ Warehouse Properties.....             26,749,683        96.56%   $ 421,690  $ 412,660         100.00      $    17.35
                                                    ----------        -----    ---------  ---------         ------      -----------
                                                    ----------        -----    ---------  ---------         ------      -----------


                                            1998
                                           AVERAGE
                                          EFFECTIVE
                                          RENT PER
                                           SQ. FT.    TENANTS LEASING 10% OR MORE OF NET RENTABLE AREA PER PROPERTY AS OF

PROPERTY LOCATION                          ($)(5)     12/31/98

---------------------------------------  -----------  --------------------------------------------------------------------------

INDUSTRIAL/WAREHOUSE PROPERTIES
WESTCHESTER COUNTY, NEW YORK
ELMSFORD
1 Warehouse Lane.......................        8.48   JP Trucking Service Inc. (100%)

2 Warehouse Lane.......................       10.37   RJ Bruno Roofing Inc. (55%), Savin Engineers PC (41%)

3 Warehouse Lane.......................        3.48   United Parcel Service (100%)

4 Warehouse Lane.......................       10.51   San Mar Laboratories Inc. (63%), Westinghouse Air Brake Co. (14%)

5 Warehouse Lane.......................        9.44   F&V Distribution Co. (62%), E & H Tire Buying Service (19%)

6 Warehouse Lane.......................       22.81   Conway Central Express (100%)

                                         -----------
Total Industrial/Warehouse Properties..  $     9.51
                                         -----------
Total Office, Office/Flex, and
  Industrial/ Warehouse Properties.....  $    16.99
                                         -----------
                                         -----------

----------------------------------------

(1) Based on all leases in effect as of December 31, 1998.

(2) Total base rent for 1998, determined in accordance with generally accepted accounting principles ("GAAP"). Substantially all of the leases provide for annual base rents plus recoveries and escalation charges based upon the tenant's proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass through of charges for electrical usage.

(3) Total base rent for 1998 minus total 1998 amortization of tenant improvements, leasing commissions and other concessions and costs, determined in accordance with GAAP.

(4) Base rent for 1998 divided by net rentable square feet leased at December 31, 1998. For those properties acquired by the Operating Partnership during 1998, amounts presented are annualized, as per Note 7.

(5) Effective rent for 1998 divided by net rentable square feet leased at December 31, 1998. For those properties acquired by the Operating Partnership during 1998, amounts presented are annualized, as per Note 7.

(6) Excludes office space leased by the Operating Partnership from base rent, effective rent and per square foot amounts.

(7) As this property was acquired or placed in service by the Operating Partnership during 1998, the amounts represented in 1998 base rent and 1998 effective rent reflect only that portion of the year during which the Operating Partnership owned or placed the property in service. Accordingly, these amounts may not be indicative of the property's full year results. For comparison purposes, the amounts represented in 1998 average base rent per sq. ft. and 1998 average effective rent per sq. ft. for this property have been calculated by taking 1998 base rent and 1998 effective rent for such property and annualizing these partial-year results, dividing such annualized amounts by the net rentable square feet leased at December 31, 1998. These annualized per square foot amounts may not be indicative of the property's results had the Operating Partnership owned or placed such property in service for the entirety of 1998.

RETAIL PROPERTIES

    The Operating Partnership owned two stand-alone retail properties as of December 31, 1998, described below:

    The Operating Partnership owns an 8,000 square foot restaurant, constructed in 1986, located at 2 Executive Plaza in the South Westchester Executive Park in Yonkers, Westchester County, New York. The restaurant is 100 percent leased to Magic at Yonkers, Inc. for use as a Red Robin restaurant under a 25-year lease. The lease currently provides for fixed annual base rent of $265,000, with fully-reimbursed real estate taxes, and operating expenses escalated based on the consumer price index ("CPI") over a base year CPI. The lease, which expires in June 2012, includes scheduled rent increases in July 2002 to approximately $300,000 annually, and in July 2007 to approximately $345,000 annually. The lease also provides for additional rent calculated as a percentage of sales over a specified sales amount, as well as for two five-year renewal options. 1998 total base rent for the property, calculated in accordance with GAAP, was approximately $301,356.

    The Operating Partnership also owns a 9,300 square foot restaurant, constructed in 1984, located at 230 White Plains Road, Tarrytown, Westchester County, New York. The restaurant is 100 percent leased to TGI Fridays under a 10-year lease which provides for fixed annual base rent of approximately $195,000, with fully-reimbursed real estate taxes, and operating expenses escalated based on CPI over a base year CPI. The lease, which expires in August 2004, also provides for additional rent calculated as a percentage of sales over a specified sales amount, as well as for four five-year renewal options. 1998 total base rent for the property, calculated in accordance with GAAP, was approximately $195,000.

LAND LEASES

    The Operating Partnership owned two land leases as of December 31, 1998, described below:

    The Operating Partnership leases land to Star Enterprises, where a 2,264 square-foot Texaco gas station was constructed, located at 1 Enterprise Boulevard in Yonkers, Westchester County, New York. The 15-year, triple-net land lease provided for annual rent of approximately $125,000 through January 1998, with an increase to approximately $145,000 annual rent through April 30, 2005. The lease also provides for two five-year renewal options. 1998 total base rent under this lease, calculated in accordance with GAAP, was approximately $143,972.

    The Operating Partnership also leases five acres of land to Rake Realty, where a 103,500 square-foot office building exists, located at 700 Executive Boulevard, Elmsford, Westchester County, New York. The 22-year, triple-net land lease provides for fixed annual rent plus a CPI adjustment every five years, and expires in November 2000. 1998 total base rent under this lease, calculated in accordance with GAAP, was approximately $96,456. The lease also provides for several renewal options which could extend the lease term for an additional 30 years.

MULTI-FAMILY RESIDENTIAL PROPERTIES

    The Operating Partnership owned two multi-family residential properties, as of December 31, 1998, described below:

    TENBY CHASE APARTMENTS, DELRAN, BURLINGTON COUNTY, NEW JERSEY: The Operating Partnership's multi-family residential property, known as the Tenby Chase Apartments, was built in 1970. The property contains 327 units, comprised of 196 one-bedroom units and 131 two-bedroom units, with an average size of approximately 1,235 square feet per unit. The property had an average monthly rental rate of approximately $721 per unit during 1998 and was approximately
98.2 percent leased as of December 31, 1998. The property had 1998 total base rent of approximately $2.8 million, which represented approximately 0.6 percent of the Company's 1998 total base rent. The average occupancy rate for the property in each of 1998, 1997 and 1996 was 96.0 percent, 95.5 percent, and 95.3 percent, respectively.

    25 MARTINE AVENUE, WHITE PLAINS, WESTCHESTER COUNTY, NEW YORK: The Operating Partnership's multi-family residential property, acquired in the RM Transaction and known as 25 Martine Avenue, was built in 1987. The property contains 124 residential units, comprised of 18 studio units, 71 one-bedroom units and 35 two-bedroom units, with an average size of approximately 722 square feet per unit. The property had an average monthly rental rate of approximately $1,497 per unit during 1998 and was 97.6 percent leased as of December 31, 1998. The property also has retail space. The property had 1998 total base rent of approximately $2.3 million, which represented approximately 0.5 percent of the Company's 1998 total base rent. The average occupancy rate for the property in each of 1998, 1997 and 1996 was 96.4 percent, 97.6 percent, and 96.4 percent, respectively.

REDEVELOPMENT OFFICE PROPERTY

    As of December 31, 1998, the Operating Partnership owned 2115 Linwood Avenue, a 68,000 square-foot vacant office building located in Fort Lee, Bergen County, New Jersey, which the Company is redeveloping for future lease-up and operation.

OCCUPANCY

    The table below sets forth the year-end percentage of square feet leased in the Operating Partnership's in-service Properties for the last five years:

                                 PERCENTAGE OF
YEAR ENDED DECEMBER 31,     SQUARE FEET LEASED (%)
-------------------------  -------------------------
1998.............                       96.6
1997.............                       95.8
1996.............                       96.4
1995.............                       92.5
1994.............                       93.2

SIGNIFICANT TENANTS

    The following table sets out a schedule of the Operating Partnership's 20 largest tenants, for wholly-owned properties as of December 31, 1998, based upon annualized base rents:

                                                                          PERCENTAGE OF                     PERCENTAGE OF
                                                        ANNUALIZED    OPERATING PARTNERSHIP    SQUARE         OPERATING
                                        NUMBER OF      BASE RENTAL       ANNUALIZED BASE        FEET         PARTNERSHIP
                                       PROPERTIES       REVENUE(1)     RENTAL REVENUE (%)      LEASED     LEASED SQ.FT. (%)
                                     ---------------  --------------  ---------------------  ----------  -------------------
AT&T Corporation...................             5     $   13,825,038              3.2           971,501             3.8
Donaldson, Lufkin & Jenrette
  Securities Corp..................             1          7,943,706              1.8           420,672             1.7
AT&T Wireless Services.............             2          7,826,368              1.8           365,593             1.4
International Business Machines
  Corporation......................             6          7,639,928              1.8           396,912             1.6
Dow Jones Telerate Systems Inc.....             1          7,436,452              1.7           373,132             1.5
Nabisco Inc. ......................             3          5,921,014              1.4           321,735             1.3
Allstate Insurance Company.........             9          5,829,329              1.3           270,796             1.1
Prentice-Hall Inc. ................             1          5,794,893              1.3           474,801             1.9
Toys "R" Us--NJ, Inc. .............             1          5,342,672              1.2           242,518             1.0
American Institute of Certified
  Public Accountants (AICPA).......             1          4,981,357              1.1           249,768             1.0
CMP Media Inc......................             1          4,826,107              1.1           206,274             0.8
Board of Gov./Federal
  Reserve..........................             1          4,432,397              1.0           117,008             0.5
Winston & Strawn...................             1          3,765,833              0.9            94,283             0.4
KPMG Peat Marwick, LLP.............             2          3,510,412              0.8           161,760             0.6
Bankers Trust Harborside Inc.......             1          3,272,500              0.8           385,000             1.5
Morgan Stanley Dean Witter.........             1          3,188,532              0.7           179,131             0.7
Deloitte & Touche USA LLP..........             1          3,162,933              0.7           118,864             0.5
NTT Data Corporation...............             1          3,036,880              0.7           136,960             0.5
PNC Bank N.A. .....................             3          2,967,979              0.7           146,459             0.6
Cendant Operations Inc. ...........             1          2,854,614              0.7           135,934             0.5
                                                      --------------              ---        ----------             ---
Totals.............................                   $  107,558,944             24.7         5,769,101            22.9
                                                      --------------              ---        ----------             ---
                                                      --------------              ---        ----------             ---

                                        YEAR OF
                                         LEASE
                                      EXPIRATION
                                     -------------
AT&T Corporation...................         2009(2)
Donaldson, Lufkin & Jenrette
  Securities Corp..................         2009
AT&T Wireless Services.............         2007
International Business Machines
  Corporation......................         2007(3)
Dow Jones Telerate Systems Inc.....         2006(4)
Nabisco Inc. ......................         2000(5)
Allstate Insurance Company.........         2009(6)
Prentice-Hall Inc. ................         2014
Toys "R" Us--NJ, Inc. .............         2012
American Institute of Certified
  Public Accountants (AICPA).......         2012
CMP Media Inc......................         2014
Board of Gov./Federal
  Reserve..........................         2009(7)
Winston & Strawn...................         2003
KPMG Peat Marwick, LLP.............         2007(8)
Bankers Trust Harborside Inc.......         2003
Morgan Stanley Dean Witter.........         2008
Deloitte & Touche USA LLP..........         2000
NTT Data Corporation...............         2005
PNC Bank N.A. .....................         2003(9)
Cendant Operations Inc. ...........         2008
Totals.............................

------------------------

(1) Annualized base rental revenue is based on actual December 1998 billings times 12. For leases in effect at December 31, 1998 whose rent commences after December 31, 1998 annualized base rental revenue is based on the first month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results for the year ended December 31, 1998 may differ from those set forth above.

(2) 39,183 square feet expire February 2000; 66,268 square feet expire December 2000; 3,950 square feet expire August 2002; 475,100 square feet expire January 2008; 387,000 square feet expire January 2009.

(3) 6,542 square feet expire April 1999; 29,157 square feet expire October 2000; 85,000 square feet expire December 2000; 26,749 square feet expire January 2002; 1,065 square feet expire November 2002; 248,399 square feet expire December 2007.

(4) 39,985 square feet expire June 1999; 283,260 square feet expire June 2000; 4,700 square feet expire March 2001; 45,187 square feet expire June 2006.

(5) 21,357 square feet expire March 1999; 300,378 square feet expire December 2000.

(6) 22,444 square feet expire July 2001; 70,517 square feet expire June 2002; 71,030 square feet expire September 2002; 18,882 square feet expire April 2003; 2,867 square feet expire January 2004; 36,305 square feet expire January 2005; 6,108 square feet expire August 2006; 31,143 square feet expire April 2008; 11,500 square feet expire January 2009.

(7) 94,719 square feet expire May 2005; 22,289 square feet expire June 2009.

(8) 104,556 square feet expire September 2002; 57,204 square feet expire July 2007.

(9) 23,337 square feet expire October 1999; 107,320 square feet expire February 2000; 15,802 square feet expire August 2003.

SCHEDULE OF LEASE EXPIRATIONS

    The following table sets forth a schedule of the lease expirations for the total of the wholly-owned office, office/flex and industrial/warehouse properties beginning January 1, 1999, assuming that none of the tenants exercises renewal options:

                                                                                              AVERAGE ANNUAL
                                                              PERCENTAGE OF                    RENT PER NET     PERCENTAGE OF
                                               NET RENTABLE   TOTAL LEASED      ANNUALIZED       RENTABLE        ANNUAL BASE
                                               AREA SUBJECT    SQUARE FEET     BASE RENTAL      SQUARE FOOT      RENT UNDER
                                  NUMBER OF    TO EXPIRING   REPRESENTED BY   REVENUE UNDER     REPRESENTED       EXPIRING
           YEAR OF                 LEASES         LEASES        EXPIRING         EXPIRING       BY EXPIRING        LEASES
          EXPIRATION            EXPIRING (1)   (SQ. FT.)(1)  LEASES (%) (2)     LEASES (3)        LEASES             (%)
------------------------------  -------------  ------------  ---------------  --------------  ---------------  ---------------
1999..........................          561      2,248,282            8.8     $   39,556,954     $   17.59              9.1
2000..........................          500      4,207,612           16.5         71,008,335         16.88             16.4
2001..........................          485      2,881,985           11.3         46,854,713         16.26             10.8
2002..........................          374      3,188,941           12.5         55,613,195         17.44             12.8
2003..........................          360      3,747,096           14.7         63,456,710         16.93             14.6
2004..........................           98      1,518,445            6.0         24,623,059         16.22              5.7
2005..........................           72      1,253,643            4.9         24,969,295         19.92              5.8
2006..........................           39        747,973            2.9         14,129,895         18.89              3.3
2007..........................           32      1,161,650            4.6         22,198,687         19.11              5.1
2008..........................           32      1,416,405            5.6         22,077,078         15.59              5.1
2009..........................           18      1,104,856            4.3         19,393,870         17.55              4.5
2010 and thereafter...........           28      1,962,960            7.9         29,696,020         15.13              6.8
                                      -----    ------------         -----     --------------        ------            -----
Totals/Weighted Average.......        2,599     25,439,848          100.0(4)  $  433,577,811     $   17.04            100.0
                                      -----    ------------         -----     --------------        ------            -----
                                      -----    ------------         -----     --------------        ------            -----

------------------------

(1) Includes office, office/flex, industrial/warehouse and stand-alone retail property tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.

(2) Excludes all space vacant as of December 31, 1998.

(3) Annualized base rental revenue is based on actual December 1998 billings times 12. For leases in effect at December 31, 1998 whose rent commences after December 31, 1998, annualized base rental revenue is based on the first month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results for the year ended December 31, 1998 may differ from those set forth above.

(4) Reconciliation to Operating Partnership's total net rentable square footage is as follows:

                                                                                  SQUARE FEET   PERCENTAGE OF TOTAL
                                                                                  ------------  -------------------
Square footage leased to commercial tenants.....................................    25,439,848            95.1%
Square footage used for corporate offices, management offices, building use, retail tenants, food services, other anciliary service tenants and occupancy
  adjustments...................................................................       407,609             1.5
Square footage vacant...........................................................       919,526             3.4
                                                                                  ------------           -----
Total net rentable square footage (does not include residential, land lease,
  retail or not-in-service properties)..........................................    26,766,983           100.0%
                                                                                  ------------           -----
                                                                                  ------------           -----

SCHEDULE OF LEASE EXPIRATIONS: OFFICE PROPERTIES

    The following table sets forth a schedule of the lease expirations for the Office Properties beginning January 1, 1999, assuming that none of the tenants exercises renewal options:

                                                                                              AVERAGE ANNUAL
                                                              PERCENTAGE OF                    RENT PER NET     PERCENTAGE OF
                                               NET RENTABLE   TOTAL LEASED      ANNUALIZED       RENTABLE        ANNUAL BASE
                                               AREA SUBJECT    SQUARE FEET     BASE RENTAL      SQUARE FOOT      RENT UNDER
                                  NUMBER OF    TO EXPIRING   REPRESENTED BY   REVENUE UNDER     REPRESENTED       EXPIRING
YEAR OF                            LEASES         LEASES        EXPIRING         EXPIRING       BY EXPIRING        LEASES
EXPIRATION                      EXPIRING (1)   (SQ. FT.)(1)  LEASES (%) (2)     LEASES (3)        LEASES             (%)
------------------------------  -------------  ------------  ---------------  --------------  ---------------  ---------------
1999..........................          479      1,768,091            8.3     $   34,655,892     $   19.60              8.9
2000..........................          419      3,515,089           16.5         63,697,337         18.12             16.4
2001..........................          400      2,254,109           10.6         39,609,773         17.57             10.2
2002..........................          299      2,509,326           11.7         48,215,382         19.21             12.4
2003..........................          302      3,172,457           14.9         57,869,143         18.24             14.9
2004..........................           78      1,220,194            5.7         21,135,616         17.32              5.4
2005..........................           57      1,062,346            5.0         22,897,475         21.55              5.9
2006..........................           32        554,481            2.6         10,838,389         19.55              2.8
2007..........................           27      1,049,969            4.9         20,625,703         19.64              5.3
2008..........................           30      1,314,545            6.2         21,612,570         16.44              5.6
2009..........................           15      1,057,956            5.0         18,757,850         17.73              4.8
2010 and thereafter...........           25      1,878,272            8.6         28,580,471         15.22              7.4
                                      -----    ------------         -----     --------------        ------            -----
Totals/Weighted Average.......        2,163     21,356,835          100.0     $  388,495,601     $   18.19            100.0
                                      -----    ------------         -----     --------------        ------            -----
                                      -----    ------------         -----     --------------        ------            -----

------------------------

(1) Includes office tenants only. Excludes leases for amenity, retail, parking and month-to-month office tenants. Some tenants have multiple leases.

(2) Excludes all space vacant as of December 31, 1998.

(3) Annualized base rental revenue is based on actual December 1998 billings times 12. For leases in effect at December 31, 1998 whose rent commences after December 31, 1998, annualized base rental revenue is based on the first month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results for the year ended December 31, 1998 may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: OFFICE/FLEX PROPERTIES

    The following table sets forth a schedule of the lease expirations for the Office/flex Properties beginning January 1, 1999, assuming that none of the tenants exercises renewal options:

                                                                                                AVERAGE ANNUAL
                                                 NET RENTABLE   PERCENTAGE OF                    RENT PER NET
                                                 AREA SUBJECT   TOTAL LEASED      ANNUALIZED       RENTABLE       PERCENTAGE OF
                                                 TO EXPIRING     SQUARE FEET     BASE RENTAL      SQUARE FOOT      ANNUAL BASE
                                   NUMBER OF        LEASES     REPRESENTED BY   REVENUE UNDER     REPRESENTED      RENT UNDER
YEAR OF                             LEASES        (SQ. FT.)       EXPIRING         EXPIRING       BY EXPIRING       EXPIRING
EXPIRATION                       EXPIRING (1)        (1)       LEASES (%) (2)     LEASES (3)        LEASES           LEASES
------------------------------  ---------------  ------------  ---------------  --------------  ---------------  ---------------
1999..........................            77         471,356           12.7      $  4,810,642      $   10.21             11.7
2000..........................            76         626,479           16.9         6,651,722          10.62             16.2
2001..........................            81         599,329           16.2         6,676,885          11.14             16.2
2002..........................            74         669,465           18.1         7,293,268          10.89             17.7
2003..........................            55         483,165           13.0         5,161,814          10.68             12.5
2004..........................            14         132,031            3.6         1,697,843          12.86              4.1
2005..........................            15         191,297            5.2         2,071,820          10.83              5.0
2006..........................             7         193,492            5.2         3,291,506          17.01              8.0
2007..........................             5         111,681            3.0         1,572,984          14.08              3.8
2008..........................             2         101,860            2.8           464,508           4.56              1.1
2009..........................             3          46,900            1.3           636,020          13.56              1.5
2010 and thereafter...........             2          76,688            2.0           850,549          11.09              2.2
                                         ---     ------------         -----     --------------        ------            -----
Totals/Weighted Average.......           411       3,703,743          100.0      $ 41,179,561      $   11.12            100.0
                                         ---     ------------         -----     --------------        ------            -----
                                         ---     ------------         -----     --------------        ------            -----

------------------------

(1) Includes office/flex tenants only. Excludes leases for amenity, retail, parking and month-to-month office/flex tenants. Some tenants have multiple leases.

(2) Excludes all space vacant as of December 31, 1998.

(3) Annualized base rental revenue is based on actual December 1998 billings times 12. For leases in effect at December 31, 1998 whose rent commences after December 31, 1998, annualized base rental revenue is based on the first month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results for the year ended December 31, 1998 may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: INDUSTRIAL/WAREHOUSE PROPERTIES

    The following table sets forth a schedule of the lease expirations for the Industrial/Warehouse Properties beginning January 1, 1999, assuming that none of the tenants exercises renewal options:

                                                                                                  AVERAGE ANNUAL
                                                   NET RENTABLE   PERCENTAGE OF                    RENT PER NET     PERCENTAGE OF
                                                   AREA SUBJECT   TOTAL LEASED      ANNUALIZED       RENTABLE        ANNUAL BASE
                                                   TO EXPIRING     SQUARE FEET     BASE RENTAL      SQUARE FOOT      RENT UNDER
                                    NUMBER OF         LEASES     REPRESENTED BY   REVENUE UNDER     REPRESENTED       EXPIRING
YEAR OF                              LEASES         (SQ. FT.)       EXPIRING         EXPIRING       BY EXPIRING        LEASES
EXPIRATION                        EXPIRING (1)         (1)       LEASES (%) (2)     LEASES (3)        LEASES             (%)
------------------------------  -----------------  ------------  ---------------  --------------  ---------------  ---------------
1999..........................              5            8,835            2.4      $     90,420      $   10.23              2.6
2000..........................              5           66,044           18.2           659,276           9.98             19.2
2001..........................              4           28,547            7.9           568,055          19.90             16.5
2002..........................              1           10,150            2.8           104,545          10.30              3.0
2003..........................              3           91,474           25.3           425,753           4.65             12.4
2004..........................              5          156,920           43.4         1,594,600          10.16             46.3
                                           --
                                                   ------------         -----     --------------        ------            -----
Totals/Weighted Average.......             23          361,970          100.0      $  3,442,649      $    9.51            100.0
                                           --
                                           --
                                                   ------------         -----     --------------        ------            -----
                                                   ------------         -----     --------------        ------            -----

------------------------

(1) Includes industrial/warehouse tenants only. Excludes leases for amenity, retail, parking and month-to-month industrial/warehouse. Some tenants have multiple leases.

(2) Excludes all space vacant as of December 31, 1998.

(3) Annualized base rental revenue is based on actual December 1998 billings times 12. For leases in effect at December 31, 1998 whose rent commences after December 31, 1998, annualized base rent revenue is based on the first month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, the historical results for the year ended December 31, 1998 may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: STAND-ALONE RETAIL PROPERTIES

    The following table sets forth a schedule of the lease expirations for the stand-alone retail properties beginning January 1, 1999, assuming that none of the tenants exercises renewal options:

                                                                                                   AVERAGE ANNUAL
                                                                   PERCENTAGE OF                    RENT PER NET     PERCENTAGE OF
                                                   NET RENTABLE    TOTAL LEASED      ANNUALIZED       RENTABLE        ANNUAL BASE
                                                   AREA SUBJECT     SQUARE FEET     BASE RENTAL      SQUARE FOOT      RENT UNDER
                                    NUMBER OF       TO EXPIRING   REPRESENTED BY   REVENUE UNDER     REPRESENTED       EXPIRING
YEAR OF                              LEASES           LEASES         EXPIRING         EXPIRING       BY EXPIRING        LEASES
EXPIRATION                        EXPIRING (1)     (SQ. FT.) (1)    LEASES (%)       LEASES (2)        LEASES             (%)
------------------------------  -----------------  -------------  ---------------  --------------  ---------------  ---------------
2004..........................              1            9,300            53.8      $    195,000      $   20.97             42.4
2010..........................              1            8,000            46.2           265,000          33.13             57.6
                                            -
                                                        ------           -----     --------------        ------            -----
Totals/Weighted Average.......              2           17,300           100.0      $    460,000      $   26.59            100.0
                                            -
                                            -
                                                        ------           -----     --------------        ------            -----
                                                        ------           -----     --------------        ------            -----

------------------------

(1) Includes stand-alone retail property tenants only.

(2) Annualized base rental revenue is based on actual December 1998 billings times 12. For leases in effect at December 31, 1998 whose rent commences after December 31, 1998, annualized base rental revenue is based on the first month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results for the year ended December 31, 1998 may differ from those set forth above.

INDUSTRY DIVERSIFICATION

    The following table lists the Operating Partnership's 30 largest industry classifications (NAICS) for its Properties, based on annualized base rent:

                                                                           PERCENTAGE                      PERCENTAGE
                                                       ANNUALIZED          OF COMPANY          SQUARE      OF COMPANY
                                                       BASE RENTAL       ANNUALIZED BASE        FEET         LEASED
INDUSTRY CLASSIFICATION (NAICS)                       REVENUE(1)(2)    RENTAL REVENUE (%)    LEASED (2)    SQ. FT. (%)
---------------------------------------------------  ---------------  ---------------------  -----------  -------------
Manufacturing......................................   $  42,053,778               9.7         2,659,489          10.5
Securities, Commodity Contracts & Other
  Financial........................................      39,884,148               9.2         2,161,142           8.5
Telecommunications.................................      32,094,189               7.4         2,086,370           8.2
Computer System Design Svcs........................      31,629,774               7.3         1,745,622           6.9
Insurance Carriers & Related Activities............      30,595,287               7.1         1,647,337           6.5
Legal Services.....................................      23,218,635               5.4         1,156,108           4.5
Credit Intermediation & Related Activities.........      23,143,458               5.3         1,447,412           5.7
Wholesale Trade....................................      20,339,326               4.7         1,428,770           5.6
Information Services...............................      19,299,991               4.5           956,470           3.8
Health Care & Social Assistance....................      16,709,332               3.9           940,970           3.7
Accounting/Tax Prep................................      14,730,504               3.4           712,492           2.8
Other Professional.................................      13,300,651               3.1           853,559           3.4
Retail Trade.......................................      11,750,806               2.7           706,635           2.8
Transportation.....................................      11,020,770               2.5           794,014           3.1
Arts, Entertainment & Recreation...................      10,242,449               2.4           784,346           3.1
Public Administration..............................       8,703,697               2.0           311,210           1.2
Publishing Industries..............................       8,600,074               2.0           429,573           1.7
Other Services (except Public Adminsitration)......       8,267,854               1.9           702,168           2.8
Advertising/Related Services.......................       6,906,212               1.6           356,097           1.4
Real Estate & Rental & Leasing.....................       6,624,316               1.5           381,873           1.5
Management of Companies & Finance..................       6,528,595               1.5           381,392           1.5
Data Processing Services...........................       6,126,999               1.4           286,533           1.1
Architectural/Engineering..........................       5,940,726               1.4           375,371           1.5
Scientific Research/Development....................       5,052,728               1.2           323,815           1.3
Monetary Authorities--Central Banks................       4,520,606               1.0           266,340           1.0
Management/Scientific..............................       4,370,192               1.0           228,168           0.9
Educational Services...............................       4,194,159               1.0           254,678           1.0
Construction.......................................       3,911,270               0.9           234,335           0.9
Admin & Support, Waste Mgt. & Remediation Svcs.....       3,395,234               0.8           260,519           1.0
Utilities..........................................       3,250,727               0.7           170,797           0.7
Other..............................................       7,171,324               1.5           396,243           1.4
                                                     ---------------            -----        -----------        -----
Totals.............................................   $ 433,577,811             100.0        25,439,848         100.0
                                                     ---------------            -----        -----------        -----
                                                     ---------------            -----        -----------        -----

------------------------------

(1) Annualized base rental revenue is based on actual December 1998 billings times 12. For leases in effect at December 31, 1998 whose rent commences after December 31, 1998, annualized base rental revenue is based on the first month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, the historical results for the year ended December 31, 1998 may differ from those set forth above.

(2) Includes office, office/flex, industrial/warehouse and stand-alone retail property tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.

(3) The Operating Partnership's tenants are classified according to the U.S. Government's new North American Industrial Classification System (NAICS) which is replacing the Standard Industrial Code (SIC) system.

MARKET DIVERSIFICATION

    The following table lists the Company's 20 largest markets, by Metropolitan Statistical Area (MSA), based on annualized base rent:

                                                                PERCENTAGE OF
                                              ANNUALIZED           COMPANY            TOTAL          PERCENTAGE
                                              BASE RENTAL      ANNUALIZED BASE     SQUARE FEET        OF TOTAL
MARKET (MSA)                                REVENUE (1)(2)   RENTAL REVENUE (%)        (2)         SQUARE FEET (%)
------------------------------------------  ---------------  -------------------  --------------  -----------------
Bergen-Passaic, NJ........................   $  76,274,305             17.6           4,423,130            16.5
Newark, NJ (Essex-Morris Counties)........      69,282,808             16.0           3,671,218            13.7
New York, NY (Westchester County).........      65,948,814             15.2           4,308,220            16.1
Jersey City, NJ...........................      43,335,031             10.0           2,508,700             9.4
Philadelphia, PA-NJ.......................      35,472,514              8.2           2,458,458             9.2
Denver, CO................................      16,299,545              3.8           1,007,931             3.8
Trenton, NJ (Mercer County)...............      14,278,963              3.3             742,915             2.8
Dallas, TX................................      14,208,226              3.3             959,463             3.6
Washington, DC-MD-VA......................      12,607,712              2.9             447,000             1.7
Middlesex-Somerset-Hunterdon, NJ..........      11,180,747              2.6             659,041             2.5
San Antonio, TX...........................      11,086,913              2.6             940,302             3.5
Stamford-Norwalk, CT......................       8,387,008              1.9             461,250             1.7
Houston, TX...............................       8,020,341              1.8             700,008             2.6
Monmouth-Ocean, NJ........................       6,724,616              1.6             577,423             2.2
Nassau-Suffolk, NY........................       6,215,482              1.4             261,849             1.0
Phoenix-Mesa, AZ..........................       6,067,186              1.4             536,268             2.0
Austin-San Marcos, TX.....................       5,322,896              1.2             270,703             1.0
Boulder-Longmont, CO......................       3,450,304              0.8             270,421             1.0
San Francisco, CA.........................       3,376,861              0.8             267,446             1.0
Omaha, NE-IA..............................       2,968,193              0.7             319,535             1.2
Other.....................................      13,069,346              2.9             975,702             3.5
                                            ---------------           -----       --------------          -----
    Totals................................   $ 433,577,811            100.0          26,766,983           100.0
                                            ---------------           -----       --------------          -----
                                            ---------------           -----       --------------          -----

------------------------

(1) Annualized base rental revenue is based on actual December 1998 billings times 12. For leases in effect at December 31, 1998 whose rent commences after December 31, 1998, annualized base rental revenue is based on the first month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, the historical results for the year ended December 31, 1998 may differ from those set forth above.

(2) Includes office, office/flex, industrial/warehouse and stand-alone retail property tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.

THE OPERATING PARTNERSHIP'S REAL ESTATE MARKETS

    The Operating Partnership's Properties are located primarily in the Northeast, including a predominant presence in New Jersey, New York and Pennsylvania. The following is a discussion of the markets within which substantially all of the Operating Partnership's properties are located:

NORTHERN NEW JERSEY

    The Northern New Jersey market consists of Bergen, Essex, Hudson, Morris and Passaic Counties. Northern New Jersey's five counties are part of the greater New York metropolitan area, are less than a 45 minute drive from Manhattan, and are widely regarded as major centers for corporate and international business. The region has direct access to New York City by public transportation and extensive road networks. In addition to being home to the two largest cities in New Jersey, Newark and Jersey City, Newark International Airport and the New York/New Jersey Harbor are also located within the five-county boundary. Overall vacancy rates have declined in the Northern New Jersey market for six out of the last seven years as a direct result of an increase in leasing activity and net absorption levels. Build-to-suit activity is present, and selective speculative construction exists. The Operating Partnership owns and operates approximately
10.1 million square feet of office and office/flex space in Northern New Jersey.

CENTRAL NEW JERSEY

    The Central New Jersey market consists of Union, Somerset, Hunterdon, Middlesex, Mercer and Monmouth Counties. Encompassing approximately 2,000 square miles in six counties, Central New Jersey is notable for its proximity to major highway arteries, including Interstates 78 and 287, Route 1, the Garden State Parkway and the New Jersey Turnpike. This market continues to be a prime location for Fortune 500 headquarters, research & development operations and information businesses. Central New Jersey vacancy rates are decreasing while average asking rents are increasing. This is, in part, attributable to the increase in demand, measured by leasing activity, which rose predominantly due to corporate expansions. The Operating Partnership owns and operates approximately 2.7 million square feet of office and office/flex space in the Central New Jersey counties of Union, Middlesex, Somerset, Mercer and Monmouth.

SUBURBAN PHILADELPHIA, PENNSYLVANIA

    The Suburban Philadelphia market consists of six counties in Pennsylvania on the west side of the Delaware River and eight counties in New Jersey on the east side of the Delaware River. The Pennsylvania counties consist of Bucks, Chester, Delaware, Montgomery, Lehigh and Northampton Counties. These six counties surround the City of Philadelphia, are home to many affluent communities, and are regarded as major centers for corporate and international business. The areas are served by an extensive highway network allowing easy access to Philadelphia International Airport and the Port of Philadelphia. Over the last few years the overall vacancy rate in this region has declined as a result of strong leasing activity and moderate new construction. The New Jersey counties consist of Burlington, Camden, Atlantic, Ocean, Gloucester, Salem, Cumberland and Cape May Counties. This market has extensive geographic boundaries, stretching from the Delaware River to the Atlantic Ocean and Atlantic City. This region is mainly suburban and is home to many affluent communities, and Atlantic City, one of the nation's largest centers for gaming/tourism. The Operating Partnership owns and operates approximately 2.5 million square feet of office and office/flex space and a 327-unit multi-family residential complex in Suburban Philadelphia.

WESTCHESTER COUNTY, NEW YORK

    Westchester County, New York, is located immediately north of New York City and is accessible to New York City by public transportation and through an extensive road network. Westchester County has a population of almost 900,000 and is considered to be one of the most prestigious counties surrounding New York City. The Operating Partnership owns and operates approximately 3.7 million square feet of office and office/flex space, 387,400 square feet of industrial/warehouse space, a 124-unit multi-family residential property, two stand-alone retail properties, and two land leases in Westchester County, New York.

ROCKLAND COUNTY, NEW YORK

    Rockland County, New York is located north of the New Jersey/New York border directly adjacent to Bergen County. Rockland County has excellent highway access to both New York City via Interstate 87 and to New Jersey via Interstate 287. The Operating Partnership owns or has an interest in approximately 412,000 square feet of office and office/flex space in Rockland County.

FAIRFIELD COUNTY, CONNECTICUT

    Fairfield County, Connecticut is the county in Connecticut closest in proximity with New York City. It has direct access to New York City via public transportation and through an extensive road network. The county is home to 10 Fortune 500 headquarters and there has been a substantial decline in vacancy during the past three years. The Operating Partnership owns and operates approximately 606,000 square feet of office and office/flex space in Fairfield County.

DALLAS-FORT WORTH, TEXAS

    The Dallas-Fort Worth market includes Dallas, Tarrant and portions of Collin and Denton Counties. The market includes the central business districts of both Dallas and Fort Worth and the suburban areas primarily to the north of those cities. Dallas-Forth Worth International Airport is one of the busiest airports in the nation and is important to the growth of the area. This area is home to the headquarters of numerous Fortune 500 high-technology and telecommunications companies. The Operating Partnership owns and operates approximately 1.0 million square feet of office space in Dallas, Tarrant and Collin Counties.

HOUSTON, TEXAS

    The Houston market is comprised primarily of the city of Houston and its surrounding suburbs. Houston is a major location of Fortune 500 companies' headquarters. Houston is also a major port serving the southern portion of the United States. The Operating Partnership owns and operates approximately 1.0 million square feet of office space in the Houston market.

SAN ANTONIO, TEXAS

    The San Antonio market consists primarily of Bexar County. San Antonio is located at the cross roads of two major arteries, Interstate 35 and Interstate 10, and is a primary location of military facilities. San Antonio is the third largest metropolitan area in Texas, behind Dallas and Houston. The Operating Partnership owns and operates approximately 940,000 square feet of office space in Bexar County.

PHOENIX, ARIZONA

    The Phoenix market is comprised primarily of the city of Phoenix and several suburbs to the north and west, including Scottsdale. Phoenix is the focal point of Arizona, in addition to being the state capital. It is the location of numerous corporate headquarters and regional headquarter facilities. The Phoenix market has been considered one of the most rapidly growing markets in the county. The Operating Partnership owns and operates approximately 536,000 square feet of office space in the Phoenix market.

DENVER, COLORADO

    The Denver Market is comprised primarily of the city of Denver and several suburbs to the north, east, and south. Denver is the focal point of Colorado, in addition to being the state capital. It is the location of numerous corporate headquarters, with a large emergence of high-technology and telecommunication industries. Its new airport could become a major transportation artery for the near-western states. The Operating Partnership owns and operates approximately
1.3 million square feet of office space in the Denver market.

ITEM 3. LEGAL PROCEEDINGS

    There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Operating Partnership is a party or to which any of its Properties is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Operating Partnership currently has no securities listed on any securities exchange.

MARKET INFORMATION

    Not applicable

HOLDERS

    On March 1, 1999, the Operating Partnership had 123 owners of limited partnership units.

RECENT SALES OF UNREGISTERED SECURITIES

    Reference is made to Notes 3 (1997 Transactions) and 11 of the Consolidated Financial Statements contained in Item 14 of this Form 10-K for a description of equity issuances of common and preferred units in the Operating Partnership (and warrants exercisable for common units) which are redeemable, under certain circumstances, for shares of Common Stock in the Corporation. All of such equity issuances were issued to the holders directly by the Corporation without the use of an underwriter or placement agent and without registration under the Securities Act of 1933, as amended, pursuant to the private placement exemption contained in Section 4(2) of such act.

DIVIDENDS AND DISTRIBUTIONS

    The distributions payable at December 31, 1998 represents distributions payable to common unitholders of record on January 6, 1999 (66,353,322 units), and preferred distributions to preferred unitholders (250,256 preferred units) for the fourth quarter 1998. The fourth quarter 1998 common unit distribution of $0.55 per common unit (pro-rated for units issued during the quarter), as well as the fourth quarter preferred unit distribution of $16.875 per preferred unit, were approved by the General Partner on December 15, 1998 and paid on January 26, 1999.

    The distributions payable at December 31, 1997 represent distributions payable to common unitholders of record on January 5, 1998 (55,953,766 common units) and preferred distributions to preferred unitholders (230,562 preferred units) for the fourth quarter 1997. The fourth quarter 1997 common unit distribution of $0.50 per common unit (pro-rated for units issued during the quarter), as well as the pro-rated fourth quarter preferred unit distribution aggregating $888, were approved by the General Partner on December 17, 1997 and paid on January 16, 1998.

ITEM 6.  SELECTED FINANCIAL DATA

Mack-Cali Realty, L.P. and Subsidiaries

    The following table sets forth selected financial data on a consolidated basis for the Operating Partnership and on a combined basis for the Cali Group. The consolidated selected Operating, Balance sheet and Cash flow data of the Operating Partnership as of December 31, 1998, 1997, 1996, 1995 and 1994, and for the periods then ended, and the combined selected Operating and Cash flow data of the Cali Group for the period ended August 30, 1994 have been derived from financial statements audited by PricewaterhouseCoopers LLP, independent accountants.

                                                                        THE OPERATING PARTNERSHIP
                                                      --------------------------------------------------------------
                                                                                                         AUGUST 31,
                                                                  YEAR ENDED DECEMBER 31,                 1994 TO
                                                      ------------------------------------------------  DECEMBER 31,
                                                         1998         1997         1996        1995         1994
                                                      -----------  -----------  ----------  ----------  ------------
OPERATING DATA
(in thousands, except per share data)
Total revenues......................................  $   493,699  $    23,135  $   13,180  $   11,060   $    4,039
Operating and other expenses........................  $   149,704  $     1,870  $      251  $       74   $       62
General and administrative..........................  $    25,572  $    15,061  $    5,637  $    3,343   $    1,081
Depreciation and amortization.......................  $    78,916  $       279  $       52  $       81   $       39
Interest expense....................................  $    88,043  $     9,670  $    4,672  $    1,175   $      301
Non-recurring merger-related charges................           --  $    46,519          --          --           --
Equity in net income of Majority-Owned
  Unconsolidated Property Partnerships..............           --  $    89,846  $   34,611  $   10,759   $    2,434
Income (loss) before extraordinary item.............  $   151,464  $    39,852  $   37,179  $   17,146   $    4,990
Basic earnings per unit--before extraordinary item..  $      2.13  $      0.22  $     1.76  $     1.23   $     0.38
Diluted earnings per unit--before extraordinary
  item..............................................  $      2.11  $      0.21  $     1.72  $     1.20   $     0.37
Distributions declared per common unit..............  $      2.10  $      1.90  $     1.75  $     1.66   $     0.54
Basic weighted average units outstanding............       63,438       43,356      21,171      13,986       13,302
Diluted weighted average units outstanding..........       63,893       44,409      21,651      14,254       13,325

                                                      THE CALI GROUP
                                                      ---------------
                                                        JANUARY 1,
                                                          1994 TO
                                                        AUGUST 30,
                                                           1994
                                                      ---------------
OPERATING DATA
(in thousands, except per share data)
Total revenues......................................     $  33,637
Operating and other expenses........................     $  11,155
General and administrative..........................     $   2,228
Depreciation and amortization.......................     $   5,093
Interest expense....................................     $  13,969
Non-recurring merger-related charges................            --
Equity in net income of Majority-Owned
  Unconsolidated Property Partnerships..............            --
Income (loss) before extraordinary item.............     $    (110)
Basic earnings per unit--before extraordinary item..
Diluted earnings per unit--before extraordinary
  item..............................................
Distributions declared per common unit..............
Basic weighted average units outstanding............
Diluted weighted average units outstanding..........

                                                                        THE OPERATING PARTNERSHIP
                                                      --------------------------------------------------------------
                                                                               DECEMBER 31,
                                                      --------------------------------------------------------------
                                                         1998         1997         1996        1995         1994
                                                      -----------  -----------  ----------  ----------  ------------
BALANCE SHEET DATA
(in thousands)
Rental property, before accumulated depreciation and
  amortization......................................  $ 3,467,799  $    65,592  $      712  $      570   $      463
Investments in Unconsolidated Majority-Owned
  Property Partnerships.............................           --  $ 1,821,614  $  488,585  $  182,724   $   57,010
Total assets........................................  $ 3,452,194  $ 1,901,174  $  776,220  $  268,918   $  148,849
Mortgages and loans payable.........................  $ 1,420,931  $   322,100  $   29,805  $   46,700   $    7,000
Total liabilities...................................  $ 1,526,974  $   364,489  $   47,877  $   55,027   $   11,635
Redeemable Partnership Units........................           --  $   522,812  $   83,052  $   61,045   $   44,830
Partners' capital...................................  $ 1,925,220  $ 1,013,873  $  645,291  $  152,846   $   92,384

BALANCE SHEET DATA
(in thousands)
Rental property, before accumulated depreciation and
  amortization......................................
Investments in Unconsolidated Majority-Owned
  Property Partnerships.............................
Total assets........................................
Mortgages and loans payable.........................
Total liabilities...................................
Redeemable Partnership Units........................
Partners' capital...................................

                                                                        THE OPERATING PARTNERSHIP
                                                      --------------------------------------------------------------
                                                                                                         AUGUST 31,
                                                                  YEAR ENDED DECEMBER 31,                 1994 TO
                                                      ------------------------------------------------  DECEMBER 31,
                                                         1998         1997         1996        1995         1994
                                                      -----------  -----------  ----------  ----------  ------------
OTHER DATA
  (in thousands)
Cash flows provided by operating activities.........  $   208,761  $    66,661  $   39,382  $   21,056   $    6,367
Cash flows (used in) provided by investing
  activities........................................  $  (749,067) $  (975,574) $ (305,891) $ (126,216)  $   (8,947)
Cash flows provided by (used in) financing
  activities........................................  $   543,411  $   706,368  $  470,893  $   99,863   $    8,974
Funds from operations (1), before distributions to
  preferred unitholders.............................  $   216,949  $   111,752  $   45,220  $   27,397   $    8,404
Funds from operations (1), after distributions to
  preferred unitholders.............................  $   200,636  $   110,864  $   45,220  $   27,397   $    8,404

                                                      THE CALI GROUP
                                                      ---------------
                                                        JANUARY 1,
                                                          1994 TO
                                                        AUGUST 30,
                                                           1994
                                                      ---------------
OTHER DATA
  (in thousands)
Cash flows provided by operating activities.........     $   6,328
Cash flows (used in) provided by investing
  activities........................................     $   1,975
Cash flows provided by (used in) financing
  activities........................................     $  (1,038)
Funds from operations (1), before distributions to
  preferred unitholders.............................
Funds from operations (1), after distributions to
  preferred unitholders.............................

------------------------------

(1) The Operating Partnership considers funds from operations (after adjustment for straight-lining of rents) one measure of REIT performance. Funds from operations ("FFO") is defined as net income (loss) before distribution to preferred unitholders computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring, other extraordinary and significant non-recurring items and sales of property, plus real estate-related depreciation and amortization. Funds from operations should not be considered as an alternative for net income as an indication of the Operating Parntership's performance or to cash flows as a measure of liquidity. Funds from operations presented herein is not necessarily comparable to funds from operations presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Operating Partnership's funds from operations is comparable to the funds from operations of real estate companies that use the current definition of the National Association of Real Estate Investment Trusts ("NAREIT"), after the adjustment for straight-lining of rents. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained elsewhere in this Report, for the calculation of FFO for the periods presented.

                ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Consolidated Financial Statements of Mack-Cali Realty, L.P. and subsidiaries and the notes thereto. Certain defined terms used herein have the meaning ascribed to them in the Consolidated Financial Statements.

    The following comparisons for the year ended December 31, 1998 ("1998"), as compared to the year ended December 31, 1997 ("1997") and for 1997, as compared to the year ended December 31, 1996 ("1996") make reference to the following:
(i) the effect of the "Same-Store Properties," which represents all properties owned by the Operating Partnership at December 31, 1996 (for the 1998 versus 1997 comparison), and which represents all properties owned by the Operating Partnership at December 31, 1995 (for the 1997 versus 1996 comparison), (ii) the effect of the acquisition of the RM Properties on January 31, 1997, (iii) the effect of the acquisition of the Mack Properties on December 11, 1997, and (iv) the effect of the "Acquired Properties," which represents all properties acquired by the Operating Partneship from January 1, 1997 through December 31, 1998, excluding RM Properties and Mack Properties (for the 1998 versus 1997 comparison), and which represents all properties acquired by the Operating Partnership from January 1, 1996 through December 31, 1997, excluding RM Properties and Mack Properties (for the 1997 versus 1996 comparison) and (v) the effect of the "Disposition" which refers to the Operating Partnership's sale of its Essex Road Property on March 20, 1996.

    For 1998, the results of operations of the Operating Partnership and the Property Partnerships are included in the Operating Partnership on a consolidated basis. Prior to January 1, 1998, such results of operations were accounted for by the Operating Partnership under the equity method of accounting and reflected in its consolidated financial statements as Equity in Net Income of Unconsolidated Majority-Owned Property Partnerships. Accordingly, to present meaningful comparisons, the following discussion compares such consolidated 1998 results to the 1997 results of the Operating Partnership and Property Partnerships on a combined basis and the 1997 results of the Operating Partnership and Property Partnerships on a combined basis to the 1996 results of the Operating Partnership and Property Partnerships on a combined basis (such combining financial schedules are presented in the tables below).

                                                                          YEAR ENDED DECEMBER 31, 1997
                                                               ---------------------------------------------------
                                                                MACK-CALI    MACK-CALI
                                                                 REALTY,      PROPERTY
                                                                  L.P.      PARTNERSHIPS  ELIMINATIONS   COMBINED
                                                               -----------  ------------  ------------  ----------
                                                                                 (IN THOUSANDS)
REVENUES
Base rents...................................................   $     524    $  205,903    $     (212)  $  206,215
Escalations and recoveries from tenants......................          84        31,060           (14)      31,130
Management fees from Property Partnerships...................       6,532            --        (6,532)          --
Parking and other............................................       2,268         4,642            --        6,910
Interest income..............................................      13,727             6        (8,187)       5,546
                                                               -----------  ------------  ------------  ----------
  Total revenues.............................................      23,135       241,611       (14,945)     249,801
                                                               -----------  ------------  ------------  ----------
EXPENSES
Real estate taxes............................................          68        25,924            --       25,992
Utilities....................................................          57        18,203           (14)      18,246
Operating services...........................................       1,745        29,167            --       30,912
Management fees to Operating Partnership.....................          --         6,532        (6,532)          --
General and administrative...................................      15,061         1,013          (212)      15,862
Depreciation and amortization................................         279        36,546            --       36,825
Interest expense.............................................       9,670        34,380        (4,972)      39,078
Non-recurring merger-related charges.........................      46,519            --            --       46,519
                                                               -----------  ------------  ------------  ----------
  Total expenses.............................................      73,399       151,765       (11,730)     213,434
                                                               -----------  ------------  ------------  ----------
(Loss) income before equity in net income of unconsolidated
  majority-owned Property Partnerships and extraordinary
  item.......................................................     (50,264)       89,846        (3,215)      36,367
Equity in net income of unconsolidated majority-owned
  Property Partnerships......................................      89,846            --       (89,846)          --
                                                               -----------  ------------  ------------  ----------
Income (loss) before extraordinary item......................      39,582        89,846       (93,061)      36,367
Extraordinary item--loss on early retirement of debt.........      (7,200)       (6,746)        9,961       (3,985)
                                                               -----------  ------------  ------------  ----------
Net income...................................................      32,382        83,100       (83,100)      32,382
Preferred unit distribution..................................        (888)           --            --         (888)
Beneficial conversion feature................................     (29,361)           --            --      (29,361)
                                                               -----------  ------------  ------------  ----------
Net income (loss) available to common unitholders............   $   2,133    $   83,100    $  (83,100)  $    2,133
                                                               -----------  ------------  ------------  ----------
                                                               -----------  ------------  ------------  ----------

                                                                          YEAR ENDED DECEMBER 31, 1996
                                                               ---------------------------------------------------
                                                                MACK-CALI    MACK-CALI
                                                                 REALTY,      PROPERTY
                                                                  L.P.      PARTNERSHIPS  ELIMINATIONS   COMBINED
                                                               -----------  ------------  ------------  ----------
                                                                                 (IN THOUSANDS)
REVENUES
Base rents...................................................   $      --    $   77,134    $     (212)  $   76,922
Escalations and recoveries from tenants......................          --        14,443           (14)      14,429
Management fees from Property Partnerships...................       2,862            --        (2,862)          --
Parking and other............................................         285         1,919            --        2,204
Interest income..............................................      10,033             3        (8,119)       1,917
                                                               -----------  ------------  ------------  ----------
  Total revenues.............................................      13,180        93,499       (11,207)      95,472
                                                               -----------  ------------  ------------  ----------
EXPENSES
Real estate taxes............................................          --         9,395            --        9,395
Utilities....................................................          14         8,138           (14)       8,138
Operating services...........................................         237        11,892            --       12,129
Management fees to Operating Partnership.....................          --         2,862        (2,862)          --
General and administrative...................................       5,637           375          (212)       5,800
Depreciation and amortization................................          52        14,679            --       14,731
Interest expense.............................................       4,672        17,205        (8,119)      13,758
                                                               -----------  ------------  ------------  ----------
  Total expenses.............................................      10,612        64,546       (11,207)      63,951
                                                               -----------  ------------  ------------  ----------
Income before equity in net income of unconsolidated
  majority-owned Property Partnerships, gain on sale of
  rental property and extraordinary item.....................       2,568        28,953            --       31,521
Equity in net income of unconsolidated majority-owned
  Property Partnerships......................................      34,611            --       (34,611)          --
                                                               -----------  ------------  ------------  ----------
Income (loss) before gain on sale of rental property and
  extraordinary item.........................................      37,179        28,953       (34,611)      31,521
Gain on sale of rental property..............................          --         5,658            --        5,658
                                                               -----------  ------------  ------------  ----------
Income (loss) before extraordinary item......................      37,179        34,611       (34,611)      37,179
Extraordinary item--loss on early retirement of debt.........        (561)         (287)          287         (561)
                                                               -----------  ------------  ------------  ----------
Net income (loss) available to common unitholders............   $  36,618    $   34,324    $  (34,324)  $   36,618
                                                               -----------  ------------  ------------  ----------
                                                               -----------  ------------  ------------  ----------

     YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    Total revenues increased by $243.9 million, or 97.6 percent, for 1998 over 1997. Base rents increased by $221.3 million, or 107.3 percent, of which an increase of $138.9 million, or 67.3 percent, was due to the Mack Properties, an increase of $75.1 million, or 36.4 percent, was attributable to the Acquired Properties, an increase of $5.5 million, or 2.7 percent, was due to the RM Properties, and an increase of $1.8 million, or 0.9 percent, was due to occupancy and rental rate changes at the Same-Store Properties. Escalations and recoveries from tenants increased by $20.8 million, or 67.0 percent, of which an increase of $11.1 million, or 35.9 percent, was due to the Mack Properties, an increase of $9.1 million, or 29.1 percent, was attributable to the Acquired Properties, an increase of $0.4 million, or 1.3 percent, at the Same-Store Properties, and an increase of $0.2 million, or 0.7 percent, due to the RM Properties. Parking and other income increased by $3.8 million, or 55.0 percent, of which $3.3 million, or 48.3 percent, is attributable to the Same-Store Properties, and an increase of $0.5 million, or 6.7 percent, due to the RM Properties. Interest income decreased by $3.1 million, or 56.3 percent, due primarily to investment of the funds held from the Operating Partnership's October 1997 common stock offering in 1997. Additionally, the Operating Partnership recognized $1.1 million from equity in earnings of unconsolidated joint ventures in 1998.

    Total expenses for 1998 increased by $128.8 million, or 60.3 percent, as compared to 1997. Real estate taxes increased by $22.3 million, or 85.8 percent, for 1998 over 1997, of which an increase of $11.7 million, or 44.9 percent, was due to the Mack Properties, an increase of $8.8 million, or 33.8 percent, was attributable to the Acquired Properties, an increase of $1.0 million, or 3.9 percent, due to the RM Properties, and an increase of $0.8 million, or 3.2 percent, attributable to the Same-Store Properties. Additionally, operating services increased by $32.1 million, or 103.7 percent, and utilities increased by $20.2 million, or 110.7 percent, for 1998 over 1997. The aggregate increase in operating services and utilities of $52.3 million, or 106.3 percent, consists of an increase of $33.9 million, or 69.0 percent, due to the Mack Properties, an increase of $18.3 million, or 37.2 percent, attributable to the Acquired Properties and an increase of $0.9 million, or 1.8 percent, due to the RM Properties, offset by a decrease of $0.8 million, or 1.7 percent, attributable to the Same-Store Properties. General and administrative expense increased $9.7 million, or 61.2 percent, of which $6.6 million, or 41.4 percent, is due primarily to an increase in payroll and related costs as a result of the Operating Partnership's expansion in late 1997 and 1998 and $3.1 million, or
19.8 percent, is attributable to additional costs related to the Mack Properties. Depreciation and amortization increased by $42.1 million, or 114.3 percent, for 1998 over 1997, of which $22.6 million, or 61.1 percent, was due to the Mack Properties, an increase of $16.2 million, or 44.0 percent, relates to depreciation on the Acquired Properties, an increase of $1.8 million, or 5.0 percent, due to the RM Properties, and an increase of $1.5 million, or 4.2 percent, due to the Same-Store Properties. Interest expense increased by $48.9 million, or 125.3 percent, for 1998 over 1997, of which $23.4 million, or 60.0 percent, was due to assumed mortgages from the Mack Properties, an increase of $23.2 million, or 59.5 percent, due to net additional drawings from the Operating Partnership's credit facilities as a result of Operating Partnership acquisitions and the $200 million Prudential Term Loan obtained in December 1997, as well as changes in LIBOR, $1.2 million, or 3.0 percent, was attributable to assumed mortgages on Acquired Properties, and an increase of $1.1 million, or 2.8 percent, due to the TIAA Mortgage. Non-recurring merger-related charges of $46.5 million were incurred in 1997, as a result of the Mack Transaction.

    Net income available to common unitholders increased by $130.4 million for 1998, from $2.1 million in 1997 to $132.5 million in 1998. The increase was due to the factors discussed above including the effect of the beneficial conversion of $29.4 million in 1997, preferred dividends of $0.9 million in 1997, and an extraordinary item of $4.0 million, related to early retirement of debt in 1997, offset by preferred dividends of $16.3 million in 1998 and an extraordinary item of $2.7 million, related to early retirement of debt in 1998.

     YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

    Total revenues increased $154.3 million, or 161.6 percent, for 1997 over 1996. Base rents increased $129.3 million, or 168.1 percent, of which an increase of $61.4 million, or 79.7 percent, was attributable to the Acquired Properties, an increase of $58.4 million, or 75.9 percent, due to the RM Properties, an increase of $8.0 million, or 10.4 percent, due to the Mack Properties and an increase of $1.8 million, or 2.4 percent, due to occupancy and rental rate changes at the Same-Store Properties, offset by a decrease of $0.3 million, or 0.3 percent, due to the Disposition. Escalations and recoveries increased $16.7 million, or 115.7 percent, of which an increase of $11.2 million, or 77.4 percent, was attributable to the Acquired Properties, an increase of $4.9 million, or 34.2 percent, due to the RM Properties, an increase of $0.5 million, or 3.7 percent, due to the Mack Properties, and an increase of $0.1 million, or 0.4 percent, due to occupancy changes at the Same-Store Properties. Parking and other income increased $4.7 million, or 213.5 percent, of which $4.0 million, or 182.1 percent, was attributable to the RM Properties and $0.8 million, or 37.6 percent, was attributable to the Acquired Properties, offset by a decrease of $0.1 million, or 6.2 percent, due to the Same-Store Properties. Interest income increased $3.6 million, or 189.3 percent, due primarily to investment of the funds held from the Operating Partnership's October 1997 common stock offering.

    Total expenses for 1997 increased $149.4 million, or 233.7 percent, as compared to 1996. Real estate taxes increased $16.6 million, or 176.7 percent, for 1997 over 1996, of which an increase of $6.6 million, or 69.6 percent, was attributable to the Acquired Properties, an increase of $9.0 million, or 95.9 percent, due to the RM Properties, an increase of $0.6 million, or 6.6 percent, due to the Mack Properties, and an increase of $0.5 million, or 5.1 percent, attributable to the Same-Store Properties, offset by a decrease of $0.1 million, or 0.5 percent, due to the Disposition. Additionally, operating services increased $18.7 million, or 154.9 percent, and utilities increased $10.1 million, or 124.2 percent, for 1997 over 1996. The aggregate increase in operating services and utilities of $28.8 million, or 142.6 percent, consists of $15.5 million, or 76.7 percent, attributable to the Acquired Properties, an increase of $12.9 million, or 63.8 percent, due to the RM Properties, and an increase of $1.7 million, or 8.2 percent, due to the Mack Properties, offset by a decrease of $1.1 million, or 5.3 percent, attributable to the Same-Store Properties and a decrease of $0.2 million, or 0.8 percent, due to the Disposition. General and administrative expense increased $10.1 million, or
173.5 percent, of which $7.1 million, or 121.1 percent, is due primarily to an increase in payroll and related costs as a result of the Operating Partnership's expansion in late 1996 and 1997 and $3.0 million, or 52.4 percent, is attributable to additional costs related to the RM Properties. Depreciation and amortization increased $22.1 million, or 150.0 percent, for 1997 over 1996, of which $10.4 million, or 70.4 percent, relates to depreciation on the Acquired Properties, an increase of $10.0 million, or 67.7 percent, attributable to the RM Properties, an increase of $1.0 million, or 6.6 percent, due to the Mack Properties, and an increase of $0.8 million, or 5.8 percent, due to the Same-Store Properties, offset by a decrease of $0.1 million, or 0.5 percent, due to the Disposition. Interest expense increased $25.3 million, or 184.0 percent, for 1997 over 1996, of which $12.2 million, or 88.6 percent, was attributable to the TIAA Mortgage, $9.1 million, or 66.5 percent, due to the Harborside Mortgages, an increase of $1.4 million, or 9.9 percent, due to assumed mortgages from the Mack Properties, and an increase of $8.3 million, or 60.1 percent, due to net additional drawings from the Operating Partnership's credit facilities as a result of Operating Partnership acquisitions and the $200 million Prudential Term Loan obtained in December 1997, as well as changes in LIBOR, offset by a decrease of $5.7 million, or 41.1 percent, due to the August 1997 prepayment of the Mortgage Financing. Non-recurring merger-related charges of $46.5 million were incurred in 1997, as a result of the Mack Transaction.

    Net income available to common unitholders decreased by $34.5 million for 1997, from $36.6 million in 1996 to $2.1 million in 1997. The decrease was due to the factors discussed above including the effect of the beneficial conversion feature of $29.4 million and distributions to preferred unitholders of $0.9 million in 1997, a gain on the sale of the Disposition property of $5.7 million in 1996 and the recognition in 1997 of an extraordinary loss of $4.0 million, offset by the recognition in 1996 of an extraordinary loss of $0.6 million.

LIQUIDITY AND CAPITAL RESOURCES

STATEMENT OF CASH FLOWS

    During the year ended December 31, 1998, the Operating Partnership generated $208.8 million in cash flows from operating activities, and together with $1.5 billion in borrowings from the Operating Partnership's credit facilities and funds from additional mortgage debt, $288.4 million in net proceeds from Mack-Cali Realty Corporation's ("Corporation") common stock offerings, $20.0 million received from a repayment of a mortgage note receivable, $5.5 million in proceeds from stock options exercised, $1.7 million in distributions received from unconsolidated joint ventures, and $0.8 million in restricted cash, used an aggregate of approximately $2.0 billion to acquire properties, land parcels and pay for other tenant improvements and building improvements totaling $692.8 million, repay outstanding borrowings on its credit facilities and other mortgage debt of $1.1 billion, pay quarterly distributions of $139.8 million, invest $58.8 million in unconsolidated joint ventures, repurchase 854,700 shares of the Corporation's outstanding common stock for $25.1 million, provide $20.0 million for a mortgage note receivable, pay financing costs of $10.1 million, and redeem 82,880 common units for $3.2 million.

CAPITALIZATION

    During 1998, the Corporation issued approximately 8.0 million shares in several offerings and sales of its common stock (at a weighted average price of $37.38 per share) raising aggregate net proceeds of approximately $288.4 million. Additionally, during 1998, in conjunction with the funding of several of its property acquisitions as well as redemption of certain of the contingent units issued in the Mack Transaction, the Operating Partnership issued a total of approximately 3.1 million Common Units and 19,694 Preferred Units (convertible into 568,369 Common Units), with a total value of approximately $126.3 million at time of issuance.

    In August 1998, the Board of Directors of the Corporation authorized a share repurchase program under which the Corporation was permitted to purchase up to $100.0 million of the Corporation's outstanding common stock. Purchases could be made from time to time in open market transactions at prevailing prices or through privately negotiated transactions. Subsequently, the Corporation purchased, for constructive retirement, 854,700 shares of its outstanding common stock for an aggregate cost of approximately $25.1 million. Concurrent with these purchases, the Corporation sold to the Operating Partnership 854,700 Common Units for approximately $25.1 million.

    At December 31, 1998, the Operating Partnership's total mortgages and loans payable of $1.4 billion (weighted average interest rate of 6.93 percent) was comprised of $751.8 million of credit line borrowings and other variable rate mortgage debt (average rate of 6.61 percent), fixed rate mortgage debt of $663.0 million (average rate of 7.32 percent), and a Contingent Obligation of $6.2 million. The Operating Partnership's total mortgage debt of approximately $743.2 million was comprised of $663.0 million in fixed rate debt and $80.2 million of variable rate mortgage debt with a weighted average annual interest rate of 65 basis points over LIBOR.

    At year-end, the Operating Partnership had outstanding borrowings of $671.6 million under its revolving credit facilities (with aggregate borrowing capacity of $1.1 billion). The outstanding borrowings were comprised of $671.6 million from its unsecured $1.0 billion facility ("1998 Unsecured Facility"), with no outstanding borrowings on its $100.0 million credit facility with Prudential Securities Corp. ("Prudential Facility"). The 1998 Unsecured Facility, with 28 lender banks, carries an interest rate of 90 basis points over LIBOR and matures in April 2001. The Prudential Facility carries an interest rate of 110 basis points over LIBOR and matures in December 1999.

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

    The Operating Partnership has three investment grade credit ratings. Duff & Phelps Credit Rating Co. ("DCR") and Standard & Poors Rating Services ("S&P") have each assigned their BBB rating to prospective senior unsecured debt offerings of the Operating Partnership. DCR and S&P have also assigned their BBB- rating to prospective preferred stock offerings of the Corporation. Moody's Investors

Service has assigned its Baa3 rating to prospective senior unsecured debt of the Operating Partnership and its Ba1 rating to prospective preferred stock offerings of the Corporation.

    In May 1995, the Operating Partnership entered into an interest rate swap agreement with a commercial bank. The swap agreement fixes the Operating Partnership's one-month LIBOR base for 6.285 percent per annum on a notional amount of $24.0 million through August 1999.

    In October 1998, the Operating Partnership entered into a forward treasury rate lock agreement with a commercial bank. The agreement locked an interest rate of 4.089 percent per annum for the three-year U.S. Treasury Note effective November 4, 1999, on a notional amount of $50.0 million. The agreement will be used to fix the Index Rate on $50.0 million of the Harborside Mortgages, for which the Operating Partnership's interest rate re-sets for three years beginning November 4, 1999 to the interpolated three-year U.S. Treasury Note plus 110 basis points (see Note 9 to the Financial Statements--"Harborside Mortgages").

    As of December 31, 1998, the Operating Partnership had 167 unencumbered properties, totaling 16.5 million square feet, representing 61.4 percent of the Operating Partnership's total portfolio on a square footage basis. An additional 55 properties, aggregating 5.4 million square feet (20.3 percent of Operating Partnership's portfolio) are currently encumbered by $335.3 million of mortgage debt, which may be converted to unsecured debt at the Operating Partnership's option. The Operating Partnership is currently reviewing its options to convert any of the mortgage debt to unsecured debt.

    The Operating Partnership has an effective shelf registration statement with the SEC for an aggregate of $2.0 billion in debt securities, preferred stock and preferred stock represented by depositary shares. The Operating Partnership presently has not issued any securities under these registration statements.

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

    The Operating Partnership expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operating activities, along with the 1998 Unsecured Facility and the Prudential Facility. The Operating Partnership is frequently examining potential property acquisitions and, at any given time, one or more of such acquisitions may be under consideration. Accordingly, the ability to fund property acquisitions is a major part of the Operating Partnership's financing requirements. The Operating Partnership expects to meet its financing requirements through funds generated from operating activities, long-term or short term borrowings (including draws on the Operating Partnership's credit facilities) and the issuance of debt securities or additional equity securities. In addition, the Operating Partnership anticipates utilizing the 1998 Unsecured Facility and the Prudential Facility primarily to fund property acquisitions.

    The Operating Partnership's total debt at December 31, 1998 had a weighted average term to maturity of approximately 4.2 years. The Operating Partnership expects to increase the average term to maturity on its debt in 1999. The Operating Partnership has commitments to refinance $35.9 million of its mortgages which mature in the first quarter of 1999 with $45.5 million of new mortgage debt. The Operating Partnership does not intend to reserve funds to retire its TIAA Mortgage, Harborside Mortgages, $150.0 Million Prudential Mortgage Loan, its other property mortgages or other long-term mortgages and loans payable upon maturity. Instead, the Operating Partnership will seek to refinance such debt at maturity or retire such debt through the issuance of additional debt or equity instruments. The Operating Partnership is considering refinancing a portion of its outstanding borrowings from the 1998 Unsecured Facility. The

Operating Partnership is reviewing various refinancing options, including the issuance of unsecured public debt, preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during 1999. The Operating Partnership anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Operating Partnership's capital and liquidity needs both in the short and long-term. However, if these sources of funds are insufficient or unavailable, the Operating Partnership's ability to make the expected distribution discussed below may be adversely affected.

    To maintain its qualification as a REIT, the Corporation must make annual distributions to its stockholders of at least 95 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. The Corporation currently relies on the distributions it receives from the Operating Partnership to make its distributions to its stockholders. Moreover, the Operating Partnership intends to continue to make regular quarterly distributions to its unitholders which, based upon current policy, in the aggregate would equal approximately $128.2 million on an annualized basis. However, any such distribution would only be paid out of available cash after meeting operating requirements, scheduled debt service on mortgages and loans payable, and preferred unit distributions.

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

    Funds from operations for the years ended December 31, 1998 and 1997, as calculated in accordance with NAREIT's definition as published in March 1995, are summarized in the following table (IN THOUSANDS):

                                                                                    YEAR ENDED DECEMBER 31,
                                                                             -------------------------------------
                                                                                1998         1997         1996
                                                                             -----------  -----------  -----------
Income before non-recurring merger-related charges, gain on sale of rental property, distribution to preferred unitholders, beneficial conversion
  feature and extraordinary item...........................................  $   151,464  $    82,886  $    31,521
Add: Real estate-related depreciation and amortization (1).................       79,169       36,599       14,677
Deduct: Rental income adjustment for straight-lining of rents (1)..........      (13,684)      (7,733)        (978)
                                                                             -----------  -----------  -----------
Funds from operations, after adjustment for straight-lining of rents,
  before distributions to preferred unitholders............................  $   216,949  $   111,752  $    45,220
Deduct: Distributions to preferred unitholders.............................      (16,313)        (888)          --
                                                                             -----------  -----------  -----------
Funds from operations, after adjustment for straight-lining of rents, after
  distributions to preferred unitholders...................................  $   200,636  $   110,864  $    45,220
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Cash flows provided by operating activities................................  $   208,761  $    66,661  $    39,382
Cash flows used in investing activities....................................  $  (749,067) $  (975,574) $  (305,891)
Cash flows provided by financing activities................................  $   543,411  $   706,368  $   470,893
                                                                             -----------  -----------  -----------
Basic weighted average units outstanding (2)...............................       63,438       43,356       21,172
                                                                             -----------  -----------  -----------
Diluted weighted average units outstanding (2).............................       70,867       44,604       21,652
                                                                             -----------  -----------  -----------

------------------------

(1) Includes FFO adjustments in 1998 related to the Operating Partnership's investments in unconsolidated joint ventures and in 1997, investments in unconsolidated majority-owned property partnerships.

(2) See calculations for the amounts presented in the reconciliation below.

    The following schedule reconciles the Operating Partnership's basic weighted average units to the diluted weighted average units presented above:

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1998       1997       1996
                                                                                       ---------  ---------  ---------
Basic weighted average units:........................................................     63,438     43,356     21,172
Add: Weighted average preferred units
  (after conversion to common units).................................................      6,974        383         --
Stock options........................................................................        411        579        264
Stock warrants.......................................................................         44         33         --
Redeemable partnership units.........................................................         --        253        216
                                                                                       ---------  ---------  ---------
Diluted weighted average units:......................................................     70,867     44,604     21,652
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

INFLATION

    The Operating Partnership's leases with the majority of its tenants provide for recoveries and escalation charges based upon the tenant's proportionate share of, and/or increases in, real estate taxes and certain operating costs, which reduce the Operating Partnership's exposure to increases in operating costs resulting from inflation.

DISRUPTION IN OPERATIONS DUE TO YEAR 2000 PROBLEMS

GENERAL

    The Year 2000 problem is the result of computer programs and embedded chips using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems may be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. We have developed a three-phase Year 2000 project (the "Project") to determine our Year 2000 systems compliance. Phase I is to identify those systems with which we have exposure to Year 2000 problems. Phase II is the development and implementation of action plans to be Year 2000 compliant in all areas by early 1999. Phase III, to be completed by mid-1999, is the final testing of each major area of exposure to assure compliance. We have identified three major areas critical for successful Year 2000 compliance: (i) our central accounting and operating computer system at our Cranford, New Jersey headquarters and local networks and related systems in our regional offices, (ii) inquiries of our tenants and key vendors as to their Year 2000 readiness and (iii) assessment of our individual buildings as to the Year 2000 readiness of their operating systems. We believe that progress in all such areas is proceeding on schedule and that we will experience no material adverse effect as a result of the Year 2000 problem. There can, however, be no assurance that this will be the case. Set forth below is a more detailed analysis of the Project and its anticipated impact on us.

CENTRAL ACCOUNTING AND OPERATING SYSTEMS

    We have completed a review of key computer hardware and software and other equipment, and have modified, upgraded or replaced all identified hardware and equipment in our corporate and regional offices that we believe may be affected by problems associated with Year 2000. Such hardware includes desktop and laptop computers, servers, printers, telecopier machines and telephones. We, as part of our routine modernization efforts, have completed necessary upgrades to identified secondary software systems, such as word processing, spreadsheet applications, telephone voicemail systems and computer calendar programs. The software supplier of our accounting system is currently completing its Year 2000 upgrade and is scheduled to supply us with Year 2000 compliant software by March 31, 1999 at no cost to us. We are confident that such software will be delivered as indicated. We anticipate internal testing of such software to be completed by June 1999.

TENANT COMPLIANCE

    We believe that the completion of the Project as scheduled will minimize Year 2000 related problems in our internal operations. However, we may still be adversely impacted by Year 2000 related issues as a result of problems outside our control, such as the inability of tenants to pay rent when due. In order to gauge such risk, we sent questionnaires to each of our then existing tenants in August 1998 to assess their Year 2000 compliance status. The responses to these questionnaires continue to be received, reviewed and evaluated. Based on the responses received, we do not anticipate any material adverse impact on the orderly payment of monthly rent. Therefore, while there can be no assurance that Year 2000 problems of tenants will not have a material adverse effect on our operating results or financial condition, the information available to us indicates such an occurrence is not likely.

PROPERTY COMPLIANCE

    Our property managers have completed Phase I of the Project, a building by building survey of all of our properties to determine whether building support systems such as heat, power, light, security, garages and elevators will be affected by the advent of the Year 2000. Most of such systems either are already Year 2000 compliant or contain no computerized parts. Our property managers are currently completing Phase II of the Project, the development and implementation of action plans to modify, upgrade or replace non-compliant building systems. Once installed, these building systems will be tested for compliance pursuant to Phase III of the Project.

    We have communicated with vendors of building systems or other services to our buildings regarding their Year 2000 compliance. In many instances, we will rely on the written representations from these vendors regarding the Year 2000 compliance of their product or service. We are also relying on assurances requested from utility providers of their Year 2000 compliance and their continued ability to provide uninterrupted service to our buildings. We anticipate incurring a total of approximately $1.0 million in costs to modify, upgrade and/or replace identified building support systems for Year 2000 compliance.

WORST CASE EXPOSURE

    We are aware that it is generally believed that the Year 2000 problem, if uncorrected, may result in a worldwide economic crisis. We are unable to determine whether such predictions are true or false. However, if such predictions prove true, we assume that all companies (including ours) will experience the effects in one way or another. The most reasonably likely worst case scenario we anticipate in connection with the Year 2000 problem relates to the failure of the upgrade to our accounting system to effectively become Year 2000 compliant. We believe that such an event is unlikely, but an occurrence of the foregoing might have a material adverse impact on our operations. We cannot currently assess the financial impact of such a worst case scenario.

CONTINGENCY PLANS

    We are developing contingency plans to address the Year 2000 non-compliance of (i) critical building support systems and (ii) our accounting system.

    CRITICAL BUILDING SYSTEMS. We believe that the failure of any of the following critical building support systems due to Year 2000 problems could have a material adverse impact on the performance of an individual building: security systems, elevator systems or fire/life safety systems. We believe that in the event of a Year 2000 related failure in a building security system, we would be able to maintain adequate security at the building through the use of security guards. We believe that in the event of a Year 2000 related failure in a building elevator system, adequate access would exist at most of our buildings through existing stairways. We believe that in the event of a Year 2000 related failure in a building fire/life safety system, our property management staff would be able to manually operate such system.

    ACCOUNTING SOFTWARE. We believe that failure of the Year 2000 compliance upgrade to our accounting software might have a material adverse impact on our operations. However, we believe that financial data within any given fiscal year will remain intact and retrievable. We believe that alternative accounting software and/or manual bookkeeping would minimize the impact of a Year 2000 related failure of our current accounting software.

RISKS

    The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect our results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party vendors and tenants, we are unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on our results of operations, liquidity or financial condition. The Project is expected to significantly reduce our level of uncertainty about the Year 2000 problem. We believe that, with the implementation and completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Approximately $669.1 million of the Operating Partnership's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of December 31, 1998 ranged from LIBOR plus 0.65% to LIBOR plus 0.90%.

DECEMBER 31, 1998

LONG-TERM
DEBT, INCLUDING                                                                                                     FAIR
CURRENT PORTION                      1999       2000       2001       2002       2003     THEREAFTER     TOTAL      VALUE
---------------------------------  ---------  ---------  ---------  ---------  ---------  -----------  ---------  ---------
Fixed Rate.......................  $  47,450  $   9,069  $   8,003  $  11,783  $ 211,286   $ 381,536   $ 669,127  $ 679,156
Average Interest Rate............      7.65%      7.30%      7.28%      7.10%      7.31%       7.23%

Variable Rate....................  $   8,000             $ 671,600                         $  72,204   $ 751,804  $ 751,804

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by Item 10 is incorporated by reference from the Corporation's definitive proxy statement for its annual meeting of shareholders to be held on May 19, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by Item 11 is incorporated by reference from the Corporation's definitive proxy statement for its annual meeting of shareholders to be held on May 19, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 12 is incorporated by reference from the Corporation's definitive proxy statement for its annual meeting of shareholders to be held on May 19, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 is incorporated by reference from the Corporation's definitive proxy statement for its annual meeting of shareholders to be held on May 19, 1999.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(A)1.      Financial Statements and Report of PricewaterhouseCoopers LLP, Independent
           Accountants
           Consolidated Balance Sheets as of December 31, 1998 and 1997
           Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and
           1996
           Consolidated Statement of Changes in Partners' Capital for the Years Ended December
           31, 1998, 1997 and 1996
           Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and
           1996
           Notes to Consolidated Financial Statements
(A)2.      FINANCIAL STATEMENT SCHEDULE
           Schedule III--Real Estate Investments and Accumulated Depreciation as of December 31,
           1998
           All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.
(A)3.      EXHIBITS
           The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed:

 EXHIBIT NO.                                              EXHIBIT TITLE
-------------  ---------------------------------------------------------------------------------------------------
    10.1       Agreement of Limited Partnership of HPMC Development Partners, L.P., dated as of April 23, 1998, by and among HCG Development, L.L.C., Summit Partners I, L.L.C. and Mack-Cali California Development
               Associates L.P.
    10.2       Supplement to Agreement of Limited Partnership of HPMC Development Partners, L.P., dated as of
               April 23, 1998, by and among HCG Development, L.L.C., Summit Partners I, L.L.C. and Mack-Cali
               California Development Associates L.P.
    10.3       First Amendment to Agreement of Limited Partnership of HPMC Development Partners, L.P., dated as of
               October 8, 1998, by and among HCG Development, L.L.C., Summit Partners I, L.L.C. and Mack-Cali
               California Development Associates L.P.
    10.4       Agreement of Limited Partnership of HPMC Lava Ridge Partners, L.P., dated as of July 21, 1998, by and among HCG Development, L.L.C., Summit Partners I, L.L.C. and Mack-Cali California Development
               Associates L.P.
    10.5       Amendment No. 1 to Revolving Credit Agreement dated July 20, 1998, by and among Mack-Cali Realty,
               L.P. and The Chase Manhattan Bank, Fleet National Bank and Other Lenders Which May Become Parties
               Thereto
    10.6       Agreement No. 2 to Revolving Credit Agreement, dated as of December 30, 1998, among Mack-Cali
               Realty, L.P. and The Chase Manhattan Bank, Fleet National Bank and Other Lenders Which May Become
               Parties Thereto
     23        Consent of PricewaterhouseCoopers LLP, independent accountants
     27        Financial Data Schedule

(B)        REPORTS ON FORM 8-K
           None.

(D)        The documents listed below have been filed by the Operating Partnership on
           Registration Statement Form S-3 (File No. 333-57103) with the Commission and are incorporated by reference:
           (i)  The combined financial statements of Mack-Cali Realty, L.P. and Mack-Cali
           Property Partnerships as of December 31, 1997 and 1996 and the three years in the period ended December 31, 1997 and Report of Independent Accountants.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of Mack-Cali Realty, L.P.

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) (1) on page 63 present fairly, in all material respects, the financial position of Mack-Cali Realty L.P. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under
Item 14(a)(2) on page 63 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Operating Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP
---------------------------------

PricewaterhouseCoopers LLP

New York, New York
February 23, 1999

                    MACK-CALI REALTY, L.P. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                                                               DECEMBER 31,
                                                                                        --------------------------
                                                                                            1998          1997
                                                                                        ------------  ------------
                                                      ASSETS
Rental property
  Land and leasehold interests........................................................  $    510,534  $      9,881
  Buildings and improvements..........................................................     2,887,115        52,113
  Tenant improvements.................................................................        64,464            --
  Furniture, fixtures and equipment...................................................         5,686         3,598
                                                                                        ------------  ------------
                                                                                           3,467,799        65,592
Less--accumulated depreciation and amortization.......................................      (177,934)         (644)
                                                                                        ------------  ------------
  Total rental property...............................................................     3,289,865        64,948
Cash and cash equivalents.............................................................         5,809         2,176
Investments in unconsolidated majority-owned Property Partnerships....................            --     1,821,614
Investments in unconsolidated joint ventures..........................................        66,508            --
Unbilled rents receivable.............................................................        41,038             6
Deferred charges and other assets, net................................................        39,020         4,666
Restricted cash.......................................................................         6,026            --
Accounts receivable, net of allowance for doubtful accounts of $670 and $327..........         3,928           514
Mortgage note receivable..............................................................            --         7,250
                                                                                        ------------  ------------
Total assets..........................................................................  $  3,452,194  $  1,901,174
                                                                                        ------------  ------------
                                                                                        ------------  ------------
                                        LIABILITIES AND PARTNERS' CAPITAL
Mortgages and loans payable...........................................................  $  1,420,931  $    322,100
Distributions payable.................................................................        40,564        28,089
Accounts payable and accrued expenses.................................................        33,253        11,814
Rents received in advance and security deposits.......................................        29,980         1,115
Accrued interest payable..............................................................         2,246         1,371
                                                                                        ------------  ------------
  Total liabilities...................................................................     1,526,974       364,489
                                                                                        ------------  ------------
Commitments and contingencies
Redeemable Partnership Units:
  Preferred units, none and 230,562 units outstanding at redemption value.............            --       272,815
  Limited partners, none and 6,097,477 common units outstanding at redemption value...            --       249,997
                                                                                        ------------  ------------
  Total redeemable partnership units..................................................            --       522,812
                                                                                        ------------  ------------
PARTNERS' CAPITAL:
  Preferred units, 250,256 and none units outstanding.................................       223,330            --
  General partner, 57,266,137 and 49,856,289 common units outstanding.................     1,387,674     1,005,349
  Limited partners, 9,086,585 and none common units outstanding.......................       305,692            --
  Unit warrants, 2,000,000 and 2,000,000 outstanding..................................         8,524         8,524
                                                                                        ------------  ------------
  Total partners' capital.............................................................     1,925,220     1,013,873
                                                                                        ------------  ------------
Total liabilities and partners' capital...............................................  $  3,452,194  $  1,901,174
                                                                                        ------------  ------------
                                                                                        ------------  ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                    MACK-CALI REALTY, L.P. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                  --------------------------------
                                                                                     1998       1997       1996
                                                                                  ----------  ---------  ---------
                                          REVENUES
Base rents......................................................................  $  427,528  $     524  $      --
Escalations and recoveries from tenants.........................................      51,981         84         --
Management fees from Property Partnerships......................................          --      6,532      2,862
Parking and other...............................................................      10,712      2,268        285
Interest income.................................................................       2,423     13,727     10,033
Equity in earnings of unconsolidated joint ventures.............................       1,055         --         --
                                                                                  ----------  ---------  ---------
    Total revenues..............................................................     493,699     23,135     13,180
                                                                                  ----------  ---------  ---------
                                          EXPENSES
Real estate taxes...............................................................      48,297         68         --
Utilities.......................................................................      38,440         57         14
Operating services..............................................................      62,967      1,745        237
General and administrative......................................................      25,572     15,061      5,637
Depreciation and amortization...................................................      78,916        279         52
Interest expense................................................................      88,043      9,670      4,672
Non-recurring merger-related charges............................................          --     46,519         --
                                                                                  ----------  ---------  ---------
    Total expenses..............................................................     342,235     73,399     10,612
                                                                                  ----------  ---------  ---------
Income (loss) before equity in net income of unconsolidated
  majority-owned Property Partnerships and extraordinary item...................     151,464    (50,264)     2,568
Equity in net income of unconsolidated majority-owned Property Partnerships.....          --     89,846     34,611
                                                                                  ----------  ---------  ---------
Income before extraordinary item................................................     151,464     39,582     37,179
Extraordinary item--loss on early retirement of debt............................      (2,670)    (7,200)      (561)
                                                                                  ----------  ---------  ---------
Net income......................................................................     148,794     32,382     36,618
Preferred unit distributions....................................................     (16,313)      (888)        --
Beneficial conversion feature...................................................          --    (29,361)        --
                                                                                  ----------  ---------  ---------
Net income available to common unitholders......................................  $  132,481  $   2,133  $  36,618
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------
BASIC EARNINGS PER UNIT:
Income before extraordinary item................................................  $     2.13  $    0.22  $    1.76
Extraordinary item--loss on early retirement of debt............................       (0.04)     (0.17)     (0.03)
                                                                                  ----------  ---------  ---------
Net income......................................................................  $     2.09  $    0.05  $    1.73
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------
DILUTED EARNINGS PER UNIT:
Income before extraordinary item................................................  $     2.11  $    0.21  $    1.72
Extraordinary item--loss on early retirement of debt............................       (0.04)     (0.16)     (0.03)
                                                                                  ----------  ---------  ---------
Net income......................................................................  $     2.07  $    0.05  $    1.69
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------
Distributions declared per common unit..........................................  $     2.10  $    1.90  $    1.75
                                                                                  ----------  ---------  ---------
Basic weighted average units outstanding........................................      63,438     43,356     21,172
Diluted weighted average units outstanding......................................      63,893     44,409     21,652
                                                                                  ----------  ---------  ---------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                    MACK-CALI REALTY, L.P. AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                                 (IN THOUSANDS)

                                                     GENERAL      LIMITED
                                     PREFERRRED      PARTNER      PARTNER     PREFERRED    GENERAL     LIMITED      UNIT
                                        UNITS         UNITS        UNITS     UNITHOLDERS   PARTNER    PARTNERS    WARRANTS
                                    -------------  -----------  -----------  -----------  ----------  ---------  -----------
Balance at January 1, 1996........           --        15,105           --    $      --   $  152,846  $      --   $      --
Net income........................           --            --           --           --       31,944         --          --
Distributions.....................           --            --           --           --      (37,666)        --          --
Contributions--net proceeds from
  common stock offerings..........           --        20,987           --           --      518,219         --          --
Redemption of limited partner
  units for shares of common
  stock...........................           --           101           --           --        1,073         --          --
Contributions--proceeds from stock
  options exercised...............           --           126           --           --        2,001         --          --
Adjustment to reflect preferred
  unitholders'and limited
  partners' capital at redemption
  value...........................           --            --           --           --      (23,126)        --          --
                                            ---    -----------       -----   -----------  ----------  ---------  -----------
Balance as December 31, 1996......                     36,319           --           --      645,291         --          --
Net income........................           --            --           --           --        1,405         --          --
Distributions.....................           --            --           --           --      (76,311)        --          --
Contributions--net proceeds from
  common stock offerings..........           --        13,000           --           --      489,116         --          --
Redemption of limited partner
  units for shares of common
  stock...........................           --             1           --           --           17         --          --
Contributions--proceed from stock
  options exercised...............           --           337           --           --        7,187         --          --
Issuance of Stock Awards Rights
  and Stock Purchase Rights.......           --           351           --           --       12,526         --          --
Beneficial conversion feature.....           --            --           --           --       26,801         --          --
Issuance of 2,000 Unit Warrants...           --            --           --           --           --         --       8,524
Repurchase of common stock........           --          (152)          --           --       (4,680)        --          --
Adjustment to reflect preferred
  unitholders' and limited
  partners' capital at redemption
  value...........................           --            --           --           --      (96,003)        --          --
                                            ---    -----------       -----   -----------  ----------  ---------  -----------
Balance at December 31, 1997......           --        49,856           --           --    1,005,349         --       8,524
Net income........................           --            --           --        6,046      116,578      6,643          --
Distributions.....................           --            --           --       (8,417)    (119,950)    (9,204)         --
Contributions--net proceeds from
  common stock offerings..........           --         7,968           --           --      288,393         --          --
Redemption of limited partner
  units for shares of common
  stock...........................           --            29           (7)          --        1,029       (181)         --
Contributions--proceeds from stock
  options exercised...............           --           268           --           --        5,475         --          --
Issuance of units in connection
  with acquisitions...............           --            --        1,367           --           --     41,559          --
Issuance of Preferred Units.......            2            --           --        2,258           --         --          --
Repurchase of common stock........           --          (855)          --           --      (25,058)        --          --
Adjustment to reflect preferred
  unitholders'and limited
  partners' capital at redemption
  value...........................           --            --           --           --      115,858         --          --
Reclassification of previously
  redeemable partnership units....          248            --        7,727      223,443           --    266,875          --
                                            ---    -----------       -----   -----------  ----------  ---------  -----------
Balance at December 31, 1998......          250        57,266        9,087    $ 223,330   $1,387,674  $ 305,692   $   8,524
                                            ---    -----------       -----   -----------  ----------  ---------  -----------
                                            ---    -----------       -----   -----------  ----------  ---------  -----------


                                      TOTAL
                                    ----------
Balance at January 1, 1996........  $  152,846
Net income........................      31,944
Distributions.....................     (37,666)
Contributions--net proceeds from
  common stock offerings..........     518,219
Redemption of limited partner
  units for shares of common
  stock...........................       1,073
Contributions--proceeds from stock
  options exercised...............       2,001
Adjustment to reflect preferred
  unitholders'and limited
  partners' capital at redemption
  value...........................     (23,126)
                                    ----------
Balance as December 31, 1996......     645,291
Net income........................       1,405
Distributions.....................     (76,311)
Contributions--net proceeds from
  common stock offerings..........     489,116
Redemption of limited partner
  units for shares of common
  stock...........................          17
Contributions--proceed from stock
  options exercised...............       7,187
Issuance of Stock Awards Rights
  and Stock Purchase Rights.......      12,526
Beneficial conversion feature.....      26,801
Issuance of 2,000 Unit Warrants...       8,524
Repurchase of common stock........      (4,680)
Adjustment to reflect preferred
  unitholders' and limited
  partners' capital at redemption
  value...........................     (96,003)
                                    ----------
Balance at December 31, 1997......   1,013,873
Net income........................     129,267
Distributions.....................    (137,571)
Contributions--net proceeds from
  common stock offerings..........     288,393
Redemption of limited partner
  units for shares of common
  stock...........................         848
Contributions--proceeds from stock
  options exercised...............       5,475
Issuance of units in connection
  with acquisitions...............      41,559
Issuance of Preferred Units.......       2,258
Repurchase of common stock........     (25,058)
Adjustment to reflect preferred
  unitholders'and limited
  partners' capital at redemption
  value...........................     115,858
Reclassification of previously
  redeemable partnership units....     490,318
                                    ----------
Balance at December 31, 1998......  $1,925,220
                                    ----------
                                    ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                    MACK-CALI REALTY, L.P. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                              -----------------------------------------
                                                                                  1998           1997          1996
                                                                              -------------  -------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................................  $     148,794  $      32,382  $    36,618
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization.............................................         78,916            279           52
    Amortization of stock compensation......................................             --         12,526           --
    Amortization of premium on loans receivable.............................             --            924        1,585
    Amortization of deferred financing costs................................          1,580            585          263
    Equity in earnings of unconsolidated joint ventures.....................         (1,055)            --           --
    Extraordinary item--loss on early retirement of debt....................          2,670          7,200          561
Changes in operating assets and liabilities:
    Increase in unbilled rents receivable...................................        (13,600)            (6)          --
    Increase in deferred charges and other assets, net......................        (17,811)        (1,035)         425
    (Increase) decrease in accounts receivable, net.........................           (192)            24           81
    Increase in accounts payable and accrued expenses.......................          2,117         11,414          (21)
    Increase in rents received in advance and security deposits.............          8,585          1,115           --
    (Decrease) increase in accrued interest payable.........................         (1,243)         1,253         (182)
                                                                              -------------  -------------  -----------
  Net cash provided by operating activities.................................  $     208,761  $      66,661  $    39,382
                                                                              -------------  -------------  -----------
                                                                              -------------  -------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to rental property................................................  $    (692,766) $     (46,100) $      (142)
Issuance of mortgage note receivable........................................        (20,000)       (11,600)          --
Repayment of mortgage note receivable.......................................         20,000             --           --
Decrease in loans receivable from
Property Partnerships.......................................................             --         77,802           --
Distributions in excess of equity in net income of majority-owned Property
  Partnerships..............................................................             --        136,144       57,358
Contributions to Property Partnerships......................................             --     (1,131,820)    (363,506)
Investments in unconsolidated joint ventures................................        (58,844)            --           --
Distributions from unconsolidated joint ventures............................          1,725             --           --
Decrease in restricted cash.................................................            818             --          399
                                                                              -------------  -------------  -----------
  Net cash used in investing activities.....................................  $    (749,067) $    (975,574) $  (305,891)
                                                                              -------------  -------------  -----------
                                                                              -------------  -------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages and loans payable...................................  $   1,525,758  $     669,180  $   272,113
Repayments of mortgages and loans payable...................................     (1,098,065)      (376,885)    (289,007)
Redemption of common units..................................................         (3,163)            --           --
Payment of financing costs..................................................        (10,110)        (3,095)          --
Purchase of treasury units..................................................        (25,058)        (4,680)          --
Net proceeds from common stock offerings....................................        288,393        489,116      518,219
Proceeds from stock options exercised.......................................          5,475          7,187        2,001
Payment of distributions....................................................       (139,819)       (74,455)     (32,433)
                                                                              -------------  -------------  -----------
  Net cash provided by financing activities.................................  $     543,411  $     706,368  $   470,893
                                                                              -------------  -------------  -----------
                                                                              -------------  -------------  -----------
Net increase (decrease) in cash and cash equivalents........................  $       3,105  $    (202,545) $   204,384
Cash and cash equivalents, beginning of period..............................  $       2,704  $     204,721          337
                                                                              -------------  -------------  -----------
Cash and cash equivalents, end of period....................................  $       5,809  $       2,176  $   204,721
                                                                              -------------  -------------  -----------
                                                                              -------------  -------------  -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                    MACK-CALI REALTY, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

1. ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

    Mack-Cali Realty, L.P., a Delaware limited partnership, and subsidiaries (the "Operating Partnership"), was formed on August 31, 1994 to conduct the business of leasing, management, acquisition, development, construction, and tenant-related services for its sole general partner, Mack-Cali Realty Corporation (the "Corporation" or "General Partner") and subsidiaries. The Operating Partnership, through its operating divisions and subsidiaries, including the Mack-Cali Property Partnerships (the "Property Partnerships"), as described below, is the entity through which all of the General Partner's operations are conducted.

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

    The General Partner is a fully-integrated, self-administered, self-managed real estate investment trust ("REIT"). The General Partner controls the Operating Partnership as its sole general partner, and owned an 86.3 percent and
89.1 percent common unit interest in the Operating Partnership at December 31, 1998 and 1997, respectively.

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

    As of December 31, 1998, the Operating Partnership owned or had interests in 249 properties plus developable land (collectively, the "Properties"). The Properties aggregate approximately 27.8 million square feet, and are comprised of 157 office and 80 office/flex buildings totaling approximately 27.4 million square feet (which included four office properties and one office/flex property, aggregating 1.0 million square feet, owned by unconsolidated joint ventures in which the Operating Partnership has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, two multi-family residential complexes consisting of 453 units, two stand-alone retail properties and two land leases. The Properties are located in 12 states, primarily in the Northeast, plus the District of Columbia.

BASIS OF PRESENTATION

    The accompanying consolidated financial statements include all accounts of the Operating Partnership and its subsidiaries, including the Property Partnerships. During 1998, the Operating Partnership obtained control of the Property Partnerships pursuant to agreements with the General Partner, as discussed above. Accordingly, the accounts of the Property Partnerships are consolidated with the financial statements of the Operating Partnership effective January 1, 1998. Prior to January 1, 1998, the Operating Partnership accounted for the Property Partnerships under the equity method of accounting. All significant intercompany accounts and transactions have been eliminated. See "Investments in Unconsolidated

Majority-Owned Property Partnerships" and "Investments in Unconsolidated Joint Ventures" in Note 2 for the Operating Partnership's accounting treatment of unconsolidated partnership and joint venture interests.

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

    Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Leasehold interests                            Remaining lease term
--------------------------------------------------------------------------------------------

Buildings and improvements                     5 to 40 years
--------------------------------------------------------------------------------------------

Tenant improvements                            The shorter of the term of the related lease
                                               or useful life
--------------------------------------------------------------------------------------------

Furniture, fixtures and equipment              5 to 10 years
--------------------------------------------------------------------------------------------

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

    INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

    The Operating Partnership accounts for its investments in unconsolidated joint ventures under the equity method of accounting as the Operating Partnership exercises significant influence, but does not control these entities. These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in earnings
(loss) and cash contributions and distributions. See Note 5.

    CASH AND CASH EQUIVALENTS

    All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

    DEFERRED FINANCING COSTS

    Costs incurred in obtaining financing are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $1,580, $585 and $263 for the years ended December 31, 1998, 1997 and 1996, respectively.

    DEFERRED LEASING COSTS

    Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees provide leasing services to the Properties and receive compensation based on space leased. Such compensation, which is capitalized and amortized, approximated $3,509, for the year ended December 31, 1998 and $1,859 and $490, for the Property Partnerships for the years ended December 31, 1997 and 1996, respectively.

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

    Reimbursements are received from tenants for certain costs as provided in the lease agreements. These costs generally include real estate taxes, utilities, insurance, common area maintenance and other recoverable costs (see
Note 15).

    INCOME AND OTHER TAXES

    The Operating Partnership is a partnership and, as a result, all income and losses of the partnership are allocated to the partners for inclusion in their respective income tax returns. Accordingly, no provision or benefit for income taxes has been made in the accompanying financial statements.

    As of December 31, 1998, the net basis of the rental property for Federal income tax purposes was lower than the net assets as reported in the Operating Partnership's financial statements by approximately $975,683. The Operating Partnership's taxable income for the years ended December 31, 1998, 1997 and 1996 was approximately $154,245, $68,800 and $34,558, respectively. The differences between book income and taxable income primarily result from differences in depreciation expense, the recording of rental income, the nondeductibility of certain expenses for tax purposes, differences in revenue recognition and the rules for tax purposes of a property exchange and issuance of preferred convertible partnership units.

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

    In certain situations, the Operating Partnership uses forward treasury lock agreements to mitigate the potential effects of changes in interest rates for prospective transactions. Gains and losses are deferred and amortized as adjustments to interest expense over the remaining life of the associated debt to the extent that such debt remains outstanding.

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

    DISTRIBUTIONS PAYABLE

    The distributions payable at December 31, 1998 represents distributions payable to common unitholders of record on January 6, 1999 (66,353,322 units), and preferred distributions to preferred unitholders (250,256 preferred units) for the fourth quarter 1998. The fourth quarter 1998 common unit distribution of $0.55 per common unit (pro-rated for units issued during the quarter), as well as the fourth quarter preferred unit distribution of $16.875 per preferred unit, were approved by the General Partner on December 15, 1998 and paid on January 26, 1999.

    The distributions payable at December 31, 1997 represent distributions payable to common unitholders of record on January 5, 1998 (55,953,766 common units) and preferred distributions to preferred unitholders (230,562 preferred units) for the fourth quarter 1997. The fourth quarter 1997 common unit distribution of $0.50 per common unit (pro-rated for units issued during the quarter), as well as the pro-rated fourth quarter preferred unit distribution aggregating $888, were approved by the General Partner on December 17, 1997 and paid on January 16, 1998.

    EXTRAORDINARY ITEM

    Extraordinary item represents the effect resulting from the early settlement of certain debt obligations, including related deferred financing costs, prepayment penalties, yield maintenance payments and other related items.

    UNDERWRITING COMMISSIONS AND COSTS

    Underwriting commissions and costs incurred in connection with the Corporation's stock offerings, and subsequent reinvestment in general partner units are reflected as a reduction of these unit values.

    STOCK OPTIONS

    The Corporation accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25"). Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Corporation's stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Corporation's policy is to grant options with an exercise price equal to the quoted closing market price of the Corporation's stock on the business day preceding the grant date. Accordingly, no compensation cost has been recognized for the Corporation's stock option plans. The Operating Partnership provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FASB No. 123"). See Note 10.

    NON-RECURRING CHARGES

    The Operating Partnership considers non-recurring charges as costs incurred specific to significant non-recurring events that would materially distort the comparative measurement of the Operating Partnership's performance.

3. ACQUISITIONS/TRANSACTIONS

1998 TRANSACTIONS

OPERATING PROPERTY ACQUISITIONS

    The Operating Partnership acquired the following operating properties during the year ended December 31, 1998:

                                                                                                                   INVESTMENT BY
ACQUISITION                                                                                # OF       RENTABLE       OPERATING
   DATE            PROPERTY/PORTFOLIO NAME                      LOCATION                  BLDGS.     SQUARE FEET  PARTNERSHIP (A)
-----------  -----------------------------------  ------------------------------------  -----------  -----------  ---------------
    Office
-----------
   2/05/98   500 West Putnam Avenue (b)           Greenwich, Fairfield County, CT                1      121,250      $  20,125
   2/25/98   10 Mountainview Road                 Upper Saddle River, Bergen County,             1      192,000         24,754
                                                  NJ
   3/12/98   1250 Capital of Texas Highway South  Austin, Travis County, TX                      1      270,703         37,266
   3/27/98   Prudential Business Campus (c)       Parsippany, Morris County, NJ                  5      703,451        130,437
   3/27/98   Pacifica Portfolio- Phase I (d) (e)  Denver & Colorado Springs, CO                 10      620,017         74,966
   3/30/98   Morris County Financial Center       Parsippany, Morris County, NJ                  2      301,940         52,763
   5/13/98   3600 South Yosemite                  Denver, Denver County, CO                      1      133,743         13,555
   5/22/98   500 College Road East (f)            Princeton, Mercer County, NJ                   1      158,235         21,334
   6/01/98   1709 New York Ave./1400 L Street     Washington, D.C.                               2      325,000         90,385
             N.W.
   6/03/98   400 South Colorado Boulevard         Denver, Denver County, CO                      1      125,415         12,147
   6/08/98   Pacifica Portfolio--Phase II (d)     Denver & Colorado Springs, CO                  6      514,427         85,910
             (e) (g)
   7/16/98   4200 Parliament Drive (h)            Lanham, Prince George's County, MD             1      122,000         15,807
   9/10/98   40 Richards Avenue (d)               Norwalk, Fairfield County, CT                  1      145,487         19,587
   9/15/98   Seven Skyline Drive (i)              Hawthorne, Westchester County, NY              1      109,000         13,379
                                                                                               ---   -----------  ---------------
                                                  TOTAL OFFICE PROPERTY ACQUISITIONS:           34    3,842,668      $ 612,415
                                                                                               ---   -----------  ---------------
Office/flex
-----------
   1/30/98   McGarvey Portfolio (j)               Moorestown, Burlington County, NJ             17      748,660      $  47,526
   7/14/98   1510 Lancer Road (k)                 Moorestown, Burlington County, NJ              1       88,000          3,700
                                                                                               ---   -----------  ---------------
                                             TOTAL OFFICE/FLEX PROPERTY ACQUISITIONS:           18      836,660      $  51,226
                                                                                               ---   -----------  ---------------
                                               TOTAL OPERATING PROPERTY ACQUISITIONS:           52    4,679,328      $ 663,641
                                                                                               ---   -----------  ---------------
                                                                                               ---   -----------  ---------------

PROPERTIES PLACED IN SERVICE

    The Operating Partnership placed in service the following properties through the completion of development or redevelopment during the year ended December 31, 1998:

                                                                                                                   INVESTMENT BY
DATE PLACED                                                                                # OF       RENTABLE       OPERATING
IN SERVICE              PROPERTY NAME                           LOCATION                  BLDGS.     SQUARE FEET  PARTNERSHIP (A)
-----------  -----------------------------------  ------------------------------------  -----------  -----------  ---------------
    Office
-----------
   1/15/98   224 Strawbridge Drive                Moorestown, Burlington County, NJ              1       74,000      $   7,796
   8/01/98   228 Strawbridge Drive                Moorestown, Burlington County, NJ              1       74,000          7,986
                                                                                               ---   -----------  ---------------
                                           TOTAL OFFICE PROPERTIES PLACED IN SERVICE:            2      148,000      $  15,782
                                                                                               ---   -----------  ---------------
Office/flex
-----------
   6/08/98   Two Center Court                     Totowa, Passaic County, NJ                     1       30,600      $   2,231
  10/23/98   650 West Avenue                      Stamford, Fairfield County, CT                 1       40,000          4,952
                                                                                               ---   -----------  ---------------
                                      TOTAL OFFICE/FLEX PROPERTIES PLACED IN SERVICE:            2       70,600      $   7,183
                                                                                               ---   -----------  ---------------
                                                  TOTAL PROPERTIES PLACED IN SERVICE:            4      218,600      $  22,965
                                                                                               ---   -----------  ---------------
                                                                                               ---   -----------  ---------------

------------------------

SEE FOOTNOTES TO THESE SCHEDULES ON SUBSEQUENT PAGE.

    Footnotes to "1998 Transactions" schedules on previous page.

    (a) Unless otherwise noted, transactions were funded by the Operating Partnership with funds primarily made available through draws on the Operating Partnership's credit facilities.

    (b) The acquisition was funded with cash as well as the assumption of mortgage debt (estimated fair value of approximately $12,104, with annual effective interest rate of 6.52 percent.)

    (c) The acquisition was funded primarily from proceeds received from the sale of 2,705,628 shares of common stock (see Note 10). Also included in the acquisition, but excluded from this schedule, is (i) Nine Campus Drive, which the Operating Partnership has a 50 percent interest through an unconsolidated joint venture (see Note 5), and (ii) developable land adjacent to the acquired portfolio (see "Redevelopment Properties/Developable Land Acquisitions.")

    (d) The acquisition was funded with cash and the issuance of common units to the seller (see Note 11).

    (e) The Operating Partnership may be required to pay additional consideration due to earn-out provisions in the agreement. William L. Mack, a director and equity holder of the Operating Partnership, was an indirect owner of an interest in certain of the buildings contained in the Pacifica portfolio. The Operating Partnership is under contract to acquire two remaining office buildings, encompassing 95,360 square feet (for an aggregate price of approximately $12,300).

    (f) The property was acquired subject to a ground lease, which is prepaid through 2031, and has two 10-year renewal options, at rent levels as defined in the lease agreement.

    (g) Also included in the acquisition, but excluded from this schedule, is developable land adjacent to the acquired portfolio (see "Redevelopment Properties/Developable Land Acquisitions.")

    (h) Includes land adjacent to the operating property, which may be sub-divided for future development.

    (i) The property was acquired through the exercise of a purchase option obtained in the RM Transaction. The acquisition was funded with cash, net of the repayment by the seller of the remaining balance of the RM Note Receivable (see Note 8).

    (j) The acquisition was funded with cash as well as the assumption of mortgage debt (aggregate estimated fair value of approximately $8,354, with weighted average annual effective interest rate of 6.24 percent.) The Operating Partnership is under contract to acquire an additional four office/ flex properties and has a right of first refusal to acquire six additional office/flex properties.

    (k) The property was acquired through the exercise of a purchase option obtained in the acquisition of the McGarvey portfolio in January 1998.

    REDEVELOPMENT PROPERTIES/DEVELOPABLE LAND ACQUISITIONS

    On January 23, 1998, the Operating Partnership acquired 10 acres of vacant land in the Stamford Executive Park, located in Stamford, Fairfield County, Connecticut for approximately $1,341 funded from the Operating Partnership's cash reserves. In October 1998, the Operating Partnership completed and placed in service a 40,000 square-foot office/flex property on the acquired land (see "Properties Placed in Service.")

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

    On March 27, 1998, as part of the purchase of the Prudential Business Campus (see "Operating Property Acquisitions"), the Operating Partnership acquired approximately 95 acres of vacant land adjacent to the operating properties for approximately $27,500.

    On June 8, 1998, as part of the Pacifica portfolio-phase II acquisition (see "Operating Property Acquisitions"), the Operating Partnership acquired vacant land adjacent to the operating properties for approximately $2,006.

    On September 4, 1998, the Operating Partnership acquired approximately 128 acres of vacant land located at the Horizon Center Business Park, Hamilton Township, Mercer County, New Jersey, through the exercise of a purchase option obtained in the Operating Partnership's acquisition of the Horizon Center Business Park in November 1995. The land was acquired for approximately $1,698, which was funded from the Operating Partnership's cash reserves.

    On November 10, 1998, the Operating Partnership acquired approximately 10.1 acres of land located at Three Vaughn Drive, Princeton, Mercer County, New Jersey. The Operating Partnership acquired the land for approximately $2,146, which was funded from the Operating Partnership's cash reserves.

    On December 3, 1998, the Operating Partnership acquired approximately 2.7 acres of land located at 12 Skyline Drive, Hawthorne, Westchester County, New York. The Operating Partnership acquired the land for approximately, $1,540, which was funded from the Operating Partnership's cash reserves.

    1997 TRANSACTIONS

    On January 31, 1997, the Operating Partnership acquired 65 properties, aggregating approximately 4.1 million square feet, ("RM Properties") from Robert Martin Company, LLC and affiliates ("RM") for a total cost of approximately $450,000. The cost of the transaction ("RM Transaction") was financed through the assumption of $185,283 of mortgage indebtedness, the payment of approximately $220,000 in cash, substantially all of which was obtained from the Operating Partnerhip's cash reserves, and the issuance of 1,401,225 common units, valued at $43,788.

    On December 11, 1997, the Operating Partnership acquired 54 office properties, aggregating approximately 9.2 million square feet, ("Mack Properties") from the Mack Company and Patriot American Office Group, pursuant to a Contribution and Exchange Agreement ("Agreement"), for a total cost of approximately $1,102,024 ("Mack Transaction"). With the completion of the Mack Transaction on December 11, 1997, the Cali Realty Corporation name was changed to Mack-Cali Realty Corporation, and the name of the Operating Partnership was changed from Cali Realty, L.P. to Mack-Cali Realty, L.P.

    The total cost of the Mack Transaction was financed as follows: (i) $498,757 in cash made available from the Operating Partnership's cash reserves and from the $200,000 Prudential Term Loan (see Note 9), (ii) $291,879 in debt assumed by the Property Partnerships ("Mack Mortgages"), (iii) the issuance of 1,965,886 common units, valued at approximately $66,373, (iv) the issuance of 15,237 Series A preferred units and 215,325 Series B preferred units, valued at approximately $236,491 (collectively, the "Preferred Units"), (v) warrants to purchase 2,000,000 common units ("Unit Warrants"), valued at approximately $8,524, and (vi) the issuance of Contingent Units (see Note 11).

    In accordance with the Agreement, Thomas A. Rizk remained Chief Executive Officer and resigned as President of the Corporation, and Mitchell E. Hersh was appointed as President and Chief Operating Officer. The Corporation's other officers retained their existing positions and responsibilities, except that

Brant Cali resigned as Chief Operating Officer and John R. Cali resigned as Chief Administrative Officer. Brant Cali and John R. Cali remained as officers of the Corporation as Executive Vice Presidents.

    Entering into new employment agreements with the Corporation after the Mack Transaction were Thomas A. Rizk, Mitchell E. Hersh, Brant Cali and John R. Cali. Entering into amended and restated employment agreements were Roger W. Thomas, as Executive Vice President, General Counsel and Secretary, Barry Lefkowitz, as Executive Vice President and Chief Financial Officer and Timothy M. Jones, as Executive Vice President.

    In connection with the Mack Transaction, under each of the Corporation's executive officer's then existing employment agreements, due to a change of control of the Corporation (as defined in each employment agreement), each of the aforementioned officers received the benefit of the acceleration of (i) the immediate vesting and issuance of his restricted stock, including tax gross-up payments associated therewith, (ii) the forgiveness of his Stock Purchase Rights loan, including tax gross-up payments associated therewith, and (iii) the vesting of his unvested employee stock options and warrants. Additionally, under each of Thomas Rizk's, Brant Cali's and John R. Cali's employment agreements with the Corporation, each of these officers became entitled to receive certain severance-type payments, as a result of certain provisions in each of their agreements, triggered as result of the Mack Transaction. Finally, certain officers and employees of the Corporation were given transaction-based payments as a reward for their efforts and performance in connection with the Mack Transaction. The total expense associated with the acceleration of vesting of restricted stock, the forgiveness of Stock Purchase Rights loans, and the payment of certain severance-type payments, as well as performance payments and related tax-obligation payments, which were approved by the Corporation's Board of Directors and which took place simultaneous with completion of the Mack Transaction, totaled $45,769. Such expenses are included in non-recurring merger-related charges for the year ended December 31, 1997, (see Note 10).

    In 1997, the Operating Partnership also acquired 13 additional office and office/flex properties, aggregating approximately 1.5 million square feet, in nine separate transactions with separate sellers, for an aggregate cost of approximately $204,446. Such acquisitions were funded primarily from drawings on the Operating Partnership's credit facilities.

    1996 TRANSACTIONS

    In 1996, the Operating Partnership acquired 15 office properties and placed in service two office/flex properties totaling approximately 3.3 million square feet, for a total cost of approximately $451,623. The acquired and placed in service properties are all located in New Jersey and Pennsylvania. Concurrently with the acquisition of 103 Carnegie Center in Princeton, Mercer County, New Jersey, the Operating Partnership sold its office building at 15 Essex Road in Paramus, Bergen County, New Jersey. The concurrent transactions with unrelated parties qualified as a tax-free exchange, as the Operating Partnership used substantially all of the proceeds from the sale of 15 Essex Road to acquire 103 Carnegie Center.

    With respect to the acquisitions completed prior to January 1, 1998, except for four Properties aggregating $61,994 which are wholly-owned by the Operating Partnership, all acquisitions were made by the Property Partnerships, in which the Operating Partnership owns a 99 percent limited partnership interest.

4. INVESTMENTS IN UNCONSOLIDATED MAJORITY-OWNED PROPERTY PARTNERSHIPS

    Prior to January 1, 1998, the Operating Partnership accounted for its non-controlling 99 percent limited partner interests in the Property Partnerships under the equity method of accounting. During 1998, the Operating Partnership obtained control of the Property Partnerships pursuant to agreements with the

4. INVESTMENTS IN UNCONSOLIDATED MAJORITY-OWNED PROPERTY PARTNERSHIPS
(CONTINUED)
General Partner. Accordingly, the accounts of the Property Partnerships are consolidated with the Operating Partnership effective January 1, 1998. The following is the summarized financial data of the Property Partnerships:

                                                                                                      DECEMBER 31
                                                                                                          1997
                                                                                                      ------------
ASSETS:
Rental property, net................................................................................   $2,461,535
Other assets........................................................................................       52,349
                                                                                                      ------------
Total assets........................................................................................   $2,513,884
                                                                                                      ------------
                                                                                                      ------------
LIABILITIES AND PARTNERS' CAPITAL:
Mortgages and loans payable.........................................................................   $  650,550
Other liabilities...................................................................................       41,720
Partners' capital...................................................................................    1,821,614
                                                                                                      ------------
Total liabilities and partners' capital.............................................................   $2,513,884
                                                                                                      ------------
                                                                                                      ------------

                                                                                              YEAR ENDED DECEMBER
                                                                                                      31,
                                                                                             ---------------------
                                                                                                1997       1996
                                                                                             ----------  ---------
Rental and other revenues..................................................................  $  241,611  $  93,499
Operating and other expenses...............................................................     (80,839)   (32,662)
Interest expense...........................................................................     (34,380)   (17,205)
Depreciation and amortization..............................................................     (36,546)   (14,679)
Gain on sale of rental property............................................................          --      5,658
Extraordinary item.........................................................................      (6,746)      (287)
                                                                                             ----------  ---------
Net income.................................................................................  $   83,100  $  34,324
                                                                                             ----------  ---------
                                                                                             ----------  ---------

5. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

    PRU-BETA 3 (NINE CAMPUS DRIVE)

    On March 27, 1998, the Operating Partnership acquired a 50 percent interest in an existing joint venture with The Prudential Insurance Company of America ("Prudential"), known as Pru-Beta 3, which owns and operates Nine Campus Drive, a 156,495 square-foot office building, located in the Prudential Business Campus office complex in Parsippany, Morris County, New Jersey, (see Note 3). The Operating Partnership performs management and leasing services for the property owned by the joint venture and received $114 in fees for such services in 1998.

    HPMC (CONTINENTAL GRAND II/SUMMIT RIDGE/LAVA RIDGE)

    On April 23, 1998, the Operating Partnership entered into a joint venture agreement with HCG Development, L.L.C. and Summit Partners I, L.L.C. to form HPMC Development Partners, L.P. and, on July 21, 1998, entered into a second joint venture named HPMC Lava Ridge Partners, L.P. with these same parties. HPMC Development Partners, L.P.'s efforts have focused on two development projects, commonly referred to as Continental Grand II and Summit Ridge. Continental Grand II is a 4.2 acre site located in El Segundo, Los Angeles County, California, acquired by the venture upon which it has commenced construction of a 237,000 square-foot office property. Summit Ridge is a 7.3 acre site located in San Diego,

San Diego County, California, acquired by the venture upon which it has commenced construction of a 132,000 square-foot office/flex property. HPMC Lava Ridge Partners, L.P. has commenced construction of three two-story buildings aggregating 183,200 square-feet of office space on a 12.1 acre site located in Roseville, Placer County, California. The Operating Partnership is required to make capital contributions to the ventures totaling up to $26,566, pursuant to the partnership agreements. Among other things, the partnership agreements provide for a preferred return on the Operating Partnership's invested capital in each venture, in addition to 50 percent of such venture's profit above the preferred returns, as defined in each agreement.

    G&G MARTCO (CONVENTION PLAZA)

    On April 30, 1998, the Operating Partnership acquired a 49.9 percent interest in an existing joint venture, known as G&G Martco, which owns Convention Plaza, a 305,618 square-foot office building, located in San Francisco, San Francisco County, California. A portion of its initial investment was financed through the issuance of common units (see Note 11) as well as funds drawn from the Operating Partnership's credit facilities. The Operating Partnership performs management and leasing services for the property owned by the joint venture and received $20 in fees for such services in 1998.

    AMERICAN FINANCIAL EXCHANGE L.L.C.

    On May 20, 1998, the Operating Partnership entered into a joint venture agreement with Columbia Development Corp. to form American Financial Exchange L.L.C. The venture was initially formed to acquire land for future development, located on the Hudson River waterfront in Jersey City, Hudson County, New Jersey, adjacent to the Operating Partnership's Harborside property. The Operating Partnership holds a 50 percent interest in the joint venture. Among other things, the partnership agreement provides for a preferred return on the Operating Partnership's invested capital in the venture, in addition to the Operating Partnership's proportionate share of the venture's profit, as defined in the agreement. The joint venture acquired land on which it constructed a parking facility, which is currently leased to a parking operator under a 10-year agreement. Such parking facility serves a ferry service between the Operating Partnership's Harborside property and Manhattan.

    RAMLAND REALTY ASSOCIATES L.L.C. (ONE RAMLAND ROAD)

    On August 20, 1998, the Operating Partnership entered into a joint venture agreement with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C. The venture was formed to own, manage and operate One Ramland Road, a 232,000 square-foot office/flex building plus adjacent developable land, located in Orangeburg, Rockland County, New York. The office/flex building is being redeveloped for future lease-up and operation. The Operating Partnership holds a 50 percent interest in the joint venture.

    ASHFORD LOOP ASSOCIATES L.P. (1001 SOUTH DAIRY ASHFORD/2100 WEST LOOP SOUTH)

    On September 18, 1998, the Operating Partnership entered into a joint venture agreement with Prudential to form Ashford Loop Associates L.P. The venture was formed to own, manage and operate 1001 South Dairy Ashford, a 130,000 square-foot office building acquired on September 18, 1998 and 2100 West Loop South, a 168,000 square-foot office building acquired on November 25, 1998, both located in Houston, Harris County, Texas. The Operating Partnership holds a 20 percent interest in the joint venture. The joint venture may be required to pay additional consideration due to earn-out provisions in the acquisition contracts. The Operating Partnership performs management and leasing services for the properties owned by the joint venture and received $30 in fees for such services in 1998.

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES

    The following is a summary of the financial position of the unconsolidated joint ventures in which the Operating Partnership has investment interests as of December 31, 1998:

                                                                                  AMERICAN
                                                                         G&G      FINANCIAL    RAMLAND    ASHFORD    COMBINED
                                              PRU-BETA 3     HPMC      MARTCO     EXCHANGE     REALTY      LOOP       TOTAL
                                              -----------  ---------  ---------  -----------  ---------  ---------  ----------
ASSETS:
Rental property, net........................   $  22,711   $  30,278  $  11,099   $  10,621   $   8,467  $  19,166  $  102,342
Other assets................................       3,995       1,097      4,058         389       1,101        378      11,018
                                              -----------  ---------  ---------  -----------  ---------  ---------  ----------
Total assets................................   $  26,706   $  31,375  $  15,157   $  11,010   $   9,568  $  19,544  $  113,360
                                              -----------  ---------  ---------  -----------  ---------  ---------  ----------
                                              -----------  ---------  ---------  -----------  ---------  ---------  ----------
Liabilities and partners'/ members' capital:
Mortgage payable............................   $      --   $     632  $  39,762   $      --   $      --  $      --  $   40,394
Other liabilities...........................         484       3,522      2,096          79           6        509       6,696
Partners'/members' capital..................      26,222      27,221    (26,701)     10,931       9,562     19,035      66,270
                                              -----------  ---------  ---------  -----------  ---------  ---------  ----------
Total liabilities and partners'/members'
  capital...................................   $  26,706   $  31,375  $  15,157   $  11,010   $   9,568  $  19,544  $  113,360
                                              -----------  ---------  ---------  -----------  ---------  ---------  ----------
                                              -----------  ---------  ---------  -----------  ---------  ---------  ----------
Operating Partnership's net investment in
  unconsolidated joint ventures.............   $  17,980   $  17,578  $  10,964   $  10,983   $   4,851  $   4,152  $   66,508
                                              -----------  ---------  ---------  -----------  ---------  ---------  ----------

The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Operating Partnership has investment interests during the year ended December 31, 1998:

                                                                                          AMERICAN
                                                                                 G&G      FINANCIAL      RAMLAND       ASHFORD
                                                    PRU-BETA 3      HPMC       MARTCO     EXCHANGE       REALTY         LOOP
                                                    -----------  -----------  ---------  -----------  -------------  -----------
Total revenues....................................   $   3,544    $      --   $   4,103   $     490     $      --     $     659
Operating and other expenses......................      (1,124)          --      (1,704)        (35)           --          (286)
Depreciation and amortization.....................      (1,000)          --        (604)         --            --           (76)
Interest expense..................................          --           --      (2,097)         --            --            --
                                                    -----------         ---   ---------       -----           ---         -----
Net income (loss).................................   $   1,420    $      --   $    (302)  $     455     $      --     $     297
                                                    -----------         ---   ---------       -----           ---         -----
                                                    -----------         ---   ---------       -----           ---         -----
Operating Partnership's equity in earnings (loss)
  of unconsolidated joint ventures................   $     723    $      --   $    (182)  $     455     $      --     $      59
                                                    -----------         ---   ---------       -----           ---         -----


                                                     COMBINED
                                                       TOTAL
                                                    -----------
Total revenues....................................   $   8,796
Operating and other expenses......................      (3,149)
Depreciation and amortization.....................      (1,680)
Interest expense..................................      (2,097)
                                                    -----------
Net income (loss).................................   $   1,870
                                                    -----------
                                                    -----------
Operating Partnership's equity in earnings (loss)
  of unconsolidated joint ventures................   $   1,055
                                                    -----------

6. DEFERRED CHARGES AND OTHER ASSETS

                                                                                                   DECEMBER 31,
                                                                                               --------------------
                                                                                                 1998       1997
                                                                                               ---------  ---------
Deferred leasing costs.......................................................................  $  35,151  $      45
Deferred financing costs.....................................................................      9,962      3,187
                                                                                               ---------  ---------
                                                                                                  45,113      3,232
Accumulated amortization.....................................................................    (13,527)      (490)
                                                                                               ---------  ---------
Deferred charges, net........................................................................     31,586      2,742
Prepaid expenses and other assets............................................................      7,434      1,924
                                                                                               ---------  ---------
Total deferred charges and other assets, net.................................................  $  39,020  $   4,666
                                                                                               ---------  ---------
                                                                                               ---------  ---------

7. RESTRICTED CASH

    Restricted cash includes security deposits for the Operating Partnership's residential properties and certain commercial properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following:

                                                                                                         DECEMBER 31,
                                                                                                    ----------------------
                                                                                                      1998        1997
                                                                                                    ---------     -----
Security deposits.................................................................................  $   5,696   $      --
Escrow and other reserve funds....................................................................        330          --
                                                                                                    ---------         ---
Total restricted cash.............................................................................  $   6,026   $      --
                                                                                                    ---------         ---
                                                                                                    ---------         ---

8. MORTGAGE NOTE RECEIVABLE

    In connection with the RM Transaction on January 31, 1997, the Operating Partnership provided a $11,600 non-recourse mortgage loan ("RM Note Receivable") to entities controlled by the RM principals, which bore interest at an annual rate of 450 basis points over one-month London Inter-Bank Offered Rate ("LIBOR") (5.75 percent at December 31, 1998). The RM Note Receivable, which was secured by two properties under purchase options ("Option Properties") and guaranteed by certain of the RM principals, was scheduled to mature on February 1, 2000. In conjunction with the acquisition of one of the Option Properties on August 15, 1997, the sellers of the property, certain RM principals, prepaid $4,350 of the RM Note Receivable. The RM Note Receivable was subsequently prepaid in full in connection with the acquisition of the second Option Property on September 15, 1998 (see Note 3). The Operating Partnership received a prepayment fee of $152 with the retirement of the RM Note Receivable.

    On March 6, 1998, prior to the completion of the Pacifica portfolio-phase I acquisition, the Operating Partnership provided a $20,000 mortgage loan to an entity controlled by certain principals of Pacifica Holding Company. The mortgage loan was secured by an office property in California and bore interest at an annual rate of 9.25 percent. The mortgage loan was subsequently prepaid in full by the borrower on June 10, 1998. The Operating Partnership received a prepayment fee of $200 with the retirement of the mortgage loan.

9. MORTGAGES AND LOANS PAYABLE

                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                              1998         1997
                                                                                          ------------  ----------
Prudential Mortgages....................................................................  $    210,265  $  200,000
TIAA Mortgage...........................................................................       185,283          --
Harborside Mortgages....................................................................       150,000          --
Mitsubishi Mortgages....................................................................        72,204          --
CIGNA Mortgages.........................................................................        46,989          --
Other Mortgages.........................................................................        78,440          --
Revolving Credit Facilities.............................................................       671,600     122,100
Contingent Obligation...................................................................         6,150          --
                                                                                          ------------  ----------
Total mortgages and loans payable.......................................................  $  1,420,931  $  322,100
                                                                                          ------------  ----------
                                                                                          ------------  ----------

PRUDENTIAL MORTGAGES

    The Operating Partnership has mortgage debt from Prudential and its subsidiaries ("Prudential Mortgages") aggregating $210,265 and $200,000 as of December 31, 1998 and 1997, respectively, comprised of the following:

    On April 30, 1998, the Operating Partnership obtained a $150,000, interest-only, non-recourse mortgage loan from Prudential ("$150,000 Prudential Mortgage Loan"). The loan, which is secured by 12 of the Operating Partnership's properties, has an effective annual interest rate of 7.10 percent and a seven-year term. The Operating Partnership has the option to convert the mortgage loan to unsecured debt as a result of the achievement of an investment grade credit rating. The mortgage loan is prepayable in whole or in part subject to certain provisions, including yield maintenance. The proceeds of the new loan were used, along with funds drawn from one of the Operating Partnership's credit facilities, to retire the Prudential Term Loan (as defined below), as well as approximately $48,224 of certain other mortgages.

    The Operating Partnership also has certain other non-recourse mortgage debt, aggregating $60,265 and $62,205 in principal as of December 31, 1998 and 1997, respectively, with Prudential. Such mortgages, which are secured by three properties, bear interest at a weighted average fixed rate of 8.25 percent per annum. The mortgages require monthly payments of interest and principal, and mature between October 2003 and October 2005.

    On December 10, 1997, the Operating Partnership obtained a $200,000 term loan ("Prudential Term Loan") from Prudential Securities Corp. ("PSC"). The proceeds of the loan were used to fund a portion of the cash consideration in completion of the Mack Transaction. The loan had a one-year term and interest payments were required monthly at an interest rate of 110 basis points over one-month LIBOR. The Prudential Term Loan was retired in April 1998, simultaneous with the Operating Partnership obtaining the $150,000 Prudential Mortgage Loan. On account of prepayment fees, loan origination fees, legal fees and other costs incurred in the retirement of the Prudential Term Loan, an extraordinary loss of $52 was recorded for the year ended December 31, 1998.

TIAA MORTGAGE

    In connection with the RM Transaction, on January 31, 1997, one of the Property Partnerships assumed a $185,283 non-recourse mortgage loan with Teachers Insurance and Annuity Association of America ("TIAA"), with interest only payable monthly at a fixed annual rate of 7.18 percent (the "TIAA Mortgage"). The TIAA Mortgage is secured and cross-collateralized by 43 of the RM Properties and matures in December 2003. The Property Partnership has the option to convert, without any yield maintenance obligation or prepayment premium, the TIAA Mortgage to unsecured public debt as a result of the achievement of an investment grade credit rating. The TIAA Mortgage is prepayable in whole or in part subject to certain provisions, including yield maintenance which is 100 basis points over United States Treasury obligations of similar maturity to the remaining maturity of the TIAA Mortgage at the time prepayment is being sought.

HARBORSIDE MORTGAGES

    In connection with the acquisition of Harborside Financial Center ("Harborside") on November 4, 1996, one of the Property Partnerships assumed existing mortgage debt and was provided seller-financed mortgage debt aggregating $150,000. The existing non-recourse mortgage financing, with a principal balance of $101,852 and $104,768 as of December 31, 1998 and 1997, respectively, bears interest at an annual fixed rate of 7.32 percent and matures in January 2006. The seller-provided mortgage financing, with a principal balance of $48,148 and $45,232 as of December 31, 1998 and 1997, respectively, matures in January 2006 and currently bears interest at an annual rate of 6.99 percent. The interest rate on the seller-provided financing will be reset at the end of the third and sixth loan years based on the yield of the interpolated three-year treasury note at that time with spreads of 110 basis points in years four through six and 130 basis points in years seven through maturity. See "Interest Rate Contracts."

MITSUBISHI MORTGAGES

    The Property Partnerships have non-recourse, variable-rate mortgage debt aggregating $72,204 in principal as of December 31, 1998 and 1997 with Mitsubishi Trust and Banking Corporation ("Mitsubishi Mortgages"). Such mortgages assumed in the Mack Transaction, which are secured by two of the Mack Properties, bear interest at a variable rate of 65 basis points over LIBOR and mature between January 2008 and January 2009.

CIGNA MORTGAGES

    The Property Partnerships have non-recourse mortgage debt aggregating $46,989 and $86,650 in principal as of December 31, 1998 and 1997, respectively, with Connecticut General Life Insurance Company ("CIGNA Mortgages"). Such mortgages assumed in the Mack Transaction, which are secured by three of the Mack Properties, bear interest at a weighted average annual fixed rate of 7.79 percent and require monthly payments of interest and principal on various term amortization schedules. The various mortgages mature between March 1999 and October 2003. In 1998, the Operating Partnership retired certain of the CIGNA Mortgages with an aggregate principal balance of $37,773, of which $27,886 was made available from the $150,000 Prudential Mortgage Loan and $9,887 from drawing on the Operating Partnership's credit facilities.

OTHER MORTGAGES

    The Property Partnerships have mortgage debt aggregating $78,440 and $88,474 in principal as of December 31, 1998 and 1997, respectively, with six different lenders, all of which were assumed in the Mack Transaction as well as certain 1998 property acquisitions, and are secured by 11 individual properties ("Other Mortgages"). The Other Mortgages bear interest at a weighted average annual fixed effective rate of 6.95 percent. Certain of the mortgages require monthly payments of principal, in addition to interest on various term amortization schedules. The Other Mortgages mature between May 1999 and October 2005. Variable rate debt included in Other Mortgages at December 31, 1997, aggregating $20,338, which bore interest at 115 basis points over LIBOR, was retired in April 1998, simultaneous with the Operating Partnership obtaining the $150,000 Prudential Mortgage Loan. On account of prepayment fees, legal fees and other costs incurred in the retirement of certain of the Other Mortgages in April 1998, an extraordinary loss of $140 was recorded for the year ended December 31, 1998.

REVOLVING CREDIT FACILITIES

    ORIGINAL UNSECURED FACILITY

    On August 6, 1997, the Operating Partnership obtained an unsecured revolving credit facility ("Original Unsecured Facility") in the amount of $400,000 from a group of 13 lender banks. The facility carried a three-year term and bore interest at 125 basis points over one-month LIBOR.

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

    The Operating Partnership had outstanding borrowings of $122,100 at December 31, 1997, under the Original Unsecured Facility. The Original Unsecured Facility was repaid in full and retired in connection with the Operating Partnership obtaining the 1998 Unsecured Facility in April 1998, as described below. On account of prepayment fees, loan origination fees, legal fees and other costs incurred in the retirement of the Original Unsecured Facility, an extraordinary loss of $2,478 was recorded for the year ended December 31, 1998.

    1998 UNSECURED FACILITY

    On April 17, 1998, the Operating Partnership repaid in full and terminated the Original Unsecured Facility and obtained a new unsecured revolving credit facility ("1998 Unsecured Facility") in the amount of $870,000 from a group of 26 lender banks. In July 1998, the 1998 Unsecured Facility was expanded to $900,000 with the addition of two new lender banks into the facility, bringing the total number of participants to 28. In December 1998, the 1998 Unsecured Facility was further expanded to $1,000,000. The 1998 Unsecured Facility has a three-year term and bore interest at 110 basis points over LIBOR. In November 1998, with the Operating Partnership's achievement of investment grade unsecured debt ratings, the interest rate was reduced to 90 basis points over LIBOR.

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

    The lending group for the 1998 Unsecured Facility consists of: The Chase Manhattan Bank, as administrative agent; Fleet National Bank, as syndication agent; PNC Bank, N.A. and NationsBank, as documentation agents; Bankers Trust, Commerzbank, AG, The First National Bank of Chicago and First Union National Bank, as managing agents; Creditanstalt Corporate Finance, Inc., Dresdner Bank, AG, European American Bank, HypoBank, Societe Generale and Summit Bank, as co-agents; and Kredietbank, N.V., Key Bank N.A., Mellon Bank, N.A., The Bank of New York, Citizens Bank of Rhode Island, Crestar Bank, DG Bank Deutsche, The Tokai Bank Limited, USTrust, Bayerische Landesbank Girozentrale, LaSalle National Bank, Erste Bank, BankLeumi USA and Bank One, Arizona, NA.

    PRUDENTIAL FACILITY

    The Operating Partnership has a revolving credit facility ("Prudential Facility") from PSC in the amount of $100,000, which currently bears interest at 110 basis points over one-month LIBOR, with a maturity date of December 31, 1999. The Prudential Facility is a recourse liability of the Operating Partnership and is secured by the Operating Partnership's equity interest in Harborside. The Prudential

Facility limits the ability of the Operating Partnership to make any distributions during any fiscal quarter in an amount in excess of 100 percent of the Operating Partnership's available funds from operations for the immediately preceding fiscal quarter (except to the extent such excess distributions or dividends are attributable to gains from the sale of the Operating Partnership's assets or are required for the Corporation to maintain its status as a REIT under the Code); provided, however, that the Operating Partnership may make distributions and pay dividends in excess of 100 percent of available funds from operations for the preceding fiscal quarter for not more than three consecutive quarters. In addition to the foregoing, the Prudential Facility limits the liens placed upon the subject property and certain collateral, the use of proceeds from the Prudential Facility, and the maintenance of ownership of the subject property and assets derived from said ownership. The Operating Partnership had no outstanding borrowings at December 31, 1998 and 1997 under the Prudential Facility.

CONTINGENT OBLIGATION

    As part of the Harborside acquisition in November 1996, a Property Partnership agreed to make payments (with an estimated net present value of approximately $5,252 at acquisition date) to the seller for development rights ("Contingent Obligation") if and when the Property Partnership commences construction on the acquired site during the next several years. However, the agreement provides, among other things, that even if the Property Partnership does not commence construction, the seller may nevertheless require the Property Partnership to acquire these rights during the six-month period after the end of the sixth year. After such period, the seller's option lapses, but any development in years 7 through 30 will require a payment, on an increasing scale, for the development rights. The Property Partnership is currently in the pre-development phase of a long-range plan to develop the Harborside site on a multi-property, multi-use basis.

    For the year ended December 31, 1998, interest was imputed on the Contingent Obligation, thereby increasing the balance of the Contingent Obligation from $5,734 as of December 31, 1997 to $6,150 as of December 31, 1998.

MORTGAGE FINANCING

    Concurrent with the Corporation's initial public offering in August 1994 ("IPO"), the Corporation's initial operating subsidiaries, which are certain entities included in the Property Partnerships, issued five-year mortgage notes with an aggregate principal balance of $144,500 secured and cross-collateralized by the original properties included in the IPO ("Original Properties") to an affiliate ("PSI") of Prudential Securities Inc. PSI then issued commercial mortgage pay-through bonds ("Bonds") collateralized by the mortgage notes. Bonds with an aggregate principal balance of $70,000 were purchased by unrelated third parties. Bonds with an aggregate principal balance of $74,500 were purchased by the Operating Partnership. As a result, the Corporation's combined initial mortgage financing was $70,000 (the "Mortgage Financing"). Approximately $38,000 of the $70,000 was guaranteed under certain conditions by certain partners of the Cali Group partnerships which owned the Original Properties. The Mortgage Financing required monthly payments of interest only, with all principal and any accrued but unpaid interest due in August 1999. $62,000 of loans bore interest equal to a fixed rate of 8.02 percent per annum and the remaining $82,500 bore interest at floating rates ranging from 100 basis points over one-month LIBOR to 290 basis points over one month LIBOR with a lifetime interest rate cap of 11.6 percent. Pursuant to the terms of the loans, the Property Partnerships were required to escrow $143 per month for tenant improvements and leasing commissions and $53 per month for capital improvements.

    In advance of the sale of 15 Essex Road, on March 12, 1996, $5,492 of the loan was prepaid. On August 12, 1997, the Property Partnerships retired certain Mortgage Financing and the Bonds held by the Operating Partnership with funds made available primarily from drawing on the Original Unsecured Facility. On account of prepayment fees, loan origination fees, legal fees and other costs incurred in the retirement of the Mortgage Financing, an extraordinary loss of $6,746 (including the prepayment of $3,425 paid to the Operating Partnership described below), was recorded by the Property Partnerships for the year ended December 31, 1997. Prepayment fees of $3,425 were paid to the Operating Partnership to retire the $74,500 Bonds held by the Operating Partnership, which was recorded by the Operating Partnership as interest income in the accompanying financial statements.

INTEREST RATE CONTRACTS

    On May 24, 1995, the Operating Partnership entered into an interest rate swap agreement with a commercial bank. The swap agreement fixes the Operating Partnership's one-month LIBOR base to 6.285 percent per annum on a notional amount of $24,000 through August 1999.

    On January 23, 1996, the Operating Partnership entered into an interest rate swap agreement with a commercial bank. The swap agreement fixed the Operating Partnership's one-month LIBOR base to 5.265 percent per annum on a notional amount of $26,000. The swap agreement expired in January 1999.

    On November 20, 1997, the Operating Partnership entered into a forward treasury rate lock agreement with a commercial bank. The agreement locked an interest rate of 5.88 percent per annum for the interpolated seven-year U.S. Treasury Note effective March 1, 1998, on a notional amount of $150,000. The agreement was used to fix the interest rate on the $150,000 Prudential Mortgage Loan. The Operating Partnership settled the agreement on March 2, 1998 for $2,035 which is being amortized to interest expense over the term of the $150,000 Prudential Mortgage Loan.

    On October 1, 1998, the Operating Partnership entered into a forward treasury rate lock agreement with a commercial bank. The agreement locked an interest rate of 4.089 percent per annum for the three-year U.S. Treasury Note effective November 4, 1999, on a notional amount of $50,000. The agreement will be used to fix the Index Rate on $50,000 of the Harborside mortgages, for which the Operating Partnership's interest rate re-sets for three years beginning November 4, 1999 to the three-year U.S. Treasury Note plus 110 basis points (see "Harborside Mortgages").

    The Operating Partnership is exposed to credit loss in the event of non-performance by the other parties to the interest rate contracts. However, the Operating Partnership does not anticipate non-performance by either of the counter parties. The Operating Partnership is also exposed to market risk from movement in interest rates pertaining to the forward treasury rate lock agreement.

SCHEDULED PRINCIPAL PAYMENTS

    Scheduled principal payments and related weighted average interest rates on the mortgages and loans payable, as of December 31, 1998, are as follows:

                                                                                                  WEIGHTED AVG.
                                                SCHEDULED     PRINCIPAL                         INTEREST RATE OF
YEAR                                           AMORTIZATION   MATURITIES        TOTAL         FUTURE REPAYMENTS(A)
---------------------------------------------  ------------  ------------  ----------------  -----------------------
1999.........................................   $    3,653   $     51,797  $         55,450              7.36%
2000.........................................        3,651          5,418             9,069              7.30%
2001.........................................        3,792        675,811           679,603              6.66%
2002.........................................        3,969          7,814            11,783              7.10%
2003.........................................        4,315        206,971           211,286              7.31%
Thereafter...................................        5,279        448,461           453,740              7.10%
                                               ------------  ------------  ----------------               ---
Totals/Weighted Average......................   $   24,659   $  1,396,272  $      1,420,931              6.93%
                                               ------------  ------------  ----------------               ---
                                               ------------  ------------  ----------------               ---

------------------------

    (a) Assumes LIBOR rate at December 31, 1998 of 5.75 percent in calculating credit line and other variable rate debt interest rates.

LOAN COMMITMENTS

    The Operating Partnership has obtained mortgage commitments amounting to $45,500 to refinance two of the CIGNA Mortgages with principal balances aggregating $35,940 maturing in 1999. The new mortgages will have a weighted average effective interest rate of 6.91 percent per annum, versus the average rate of 7.60 percent per annum for the maturing mortgages.

CASH PAID FOR INTEREST & INTEREST CAPITALIZED

    Cash paid for interest for the years ended December 31, 1998, 1997 and 1996 was $92,441, $8,417 and $4,591, respectively. Interest capitalized by the Operating Partnership for the years ended 1998, 1997 and 1996 was $3,547, $820 and $118, respectively.

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

COMMON STOCK

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

    On February 25, 1998, the Corporation completed an underwritten public offer and sale of 2,500,000 shares of its common stock and used the net proceeds, which totaled approximately $92,194 (after offering costs) to pay down a portion of its outstanding borrowings under the Operating Partnership's credit facilities and fund the acquisition of 10 Mountainview Road (see Note 3).

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

    On December 31, 1998, the Corporation completed an offer and sale of 132,710 shares of its common stock, using the net proceeds of approximately $3,940 for general corporate purposes.

    The proceeds of the above offerings were contributed by the Corporation to the Operating Partnership in exchange for units.

    On August 6, 1998, the Board of Directors of the Corporation authorized a share repurchase program ("Repurchase Program") under which the Corporation was permitted to purchase up to $100,000 of the Corporation's outstanding common stock. Purchases could be made from time to time in open market transactions at prevailing prices or through privately negotiated transactions. For the year ended December 31, 1998, the Corporation purchased, for constructive retirement, 854,700 shares of its outstanding common stock for an aggregate cost of approximately $25,058. Concurrent with these purchases, the Corporation sold to the Operating Partnership 854,700 common units for approximately $25,058.

REGISTRATION STATEMENT

    The Operating Partnership filed a shelf registration statement with the Securities and Exchange Commission ("SEC") for an aggregate of $2.0 billion in debt securities, preferred stock and preferred stock represented by depositary shares, which was declared effective in September 1998.

STOCK OPTION PLANS

    In 1994, and as subsequently amended, the Corporation established the Mack-Cali Employee Stock Option Plan ("Employee Plan") and the Mack-Cali Director Stock Option Plan ("Director Plan") under which a total of 5,380,188 shares (subject to adjustment) of the Corporation's common stock have been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan). Stock options granted under the Employee Plan in 1994 and 1995 become exercisable over a three-year period and those options granted under the Employee Plan in 1998, 1997 and 1996 become exercisable over a five-year period. All stock options granted under the Director Plan become exercisable in one year. All options were granted at the fair market value at the dates of grant and have terms of ten years. As of December 31, 1998 and 1997, the stock options outstanding had a weighted average remaining contractual life of approximately 8.5 and 9.0 years, respectively.

    As a result of certain provisions contained in certain of the Corporation's executive officers' employment agreements, on December 11, 1997, the Mack Transaction triggered the accelerated vesting of unvested stock options held by such officers on that date.

    Information regarding the Corporation's stock option plans is summarized below:

                                                                                                          WEIGHTED
                                                                                               SHARES      AVERAGE
                                                                                               UNDER      EXERCISE
                                                                                              OPTIONS       PRICE
                                                                                             ----------  -----------
Outstanding at January 1, 1995.............................................................     625,000   $   17.23
    Granted................................................................................     230,200       17.69
    Exercised..............................................................................          --          --
    Lapsed or canceled.....................................................................      (3,588)      17.25
                                                                                             ----------  -----------
Outstanding at December 31, 1995...........................................................     851,612       17.36
    Granted................................................................................     809,700       23.97
    Exercised..............................................................................    (126,041)      17.25
    Lapsed or canceled.....................................................................      (7,164)      19.52
                                                                                             ----------  -----------
Outstanding at December 31, 1996...........................................................   1,528,107       20.86
    Granted................................................................................   2,126,538       37.35
    Exercised..............................................................................    (337,282)      21.33
    Lapsed or canceled.....................................................................     (30,073)      22.62
                                                                                             ----------  -----------
Outstanding at December 31, 1997...........................................................   3,287,290       31.47
    Granted................................................................................   1,048,620       35.90
    Exercised..............................................................................    (267,660)      20.47
    Lapsed or canceled.....................................................................    (128,268)      36.61
                                                                                             ----------  -----------
Outstanding at December 31, 1998...........................................................   3,939,982   $   33.22
                                                                                             ----------  -----------
                                                                                             ----------  -----------
Options exercisable at December 31, 1997...................................................   1,004,618   $   25.22
Options exercisable at December 31, 1998...................................................   1,334,137   $   27.84
                                                                                             ----------  -----------
Available for grant at December 31, 1997...................................................   1,629,575
Available for grant at December 31, 1998...................................................     709,223
                                                                                             ----------  -----------

    The weighted average fair value of options granted during 1998, 1997 and 1996 were $5.59, $6.66 and $2.41 per option, respectively. The fair value of each significant option grant is estimated on the date of grant using the Black-Scholes model. The following weighted average assumptions are included in the Corporation's fair value calculations of stock options:

                                                                                             1998       1997       1996
                                                                                           ---------  ---------  ---------
Expected life (in years).................................................................          6          6          6
Risk-free interest rate..................................................................       5.41%      5.84%      6.11%
Volatility...............................................................................      23.37%     23.76%     19.14%
Dividend yield...........................................................................       5.78%      5.29%      7.58%

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

    On December 12, 1997, in conjunction with the completion of the Mack Transaction, the Corporation granted a total of 514,976 Stock Warrants to purchase an equal number of shares of common stock at

$38.75 per share (the market price at date of grant) to Mitchell Hersh, and certain Corporation executives formerly with the Patriot American Office Group. Such warrants vest equally over a five-year period and have a term of ten years.

    As of December 31, 1998, there were 914,976 Stock Warrants outstanding, of which 565,991 were exercisable. As of December 31, 1998, no vested Stock Warrants were exercised or canceled.

    The weighted-average fair value of warrants granted during 1997 were $6.27 per warrant. No warrants were granted in 1998 or 1996. The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes model. The following weighted average assumptions are included in the Corporation's fair value calculation of warrants granted during 1997:

Expected life (in years).............................................          6
Risk-free interest rate..............................................       5.96%
Volatility...........................................................      22.77%
Dividend yield.......................................................       5.29%

FASB NO. 123

    Under the above models, the value of stock options and warrants granted during 1998, 1997 and 1996 totaled approximately $5,281, $19,750 and $1,955, respectively, which would be amortized ratably on a pro forma basis over the appropriate vesting period. Had the Operating Partnership determined compensation cost for these granted securities in accordance with FASB No. 123, the Operating Partnership's pro forma net income (loss) and basic income (loss) per unit and diluted income (loss) per unit share would have been $125,964, $1.99 and $1.97 in 1998, ($2,425), ($0.06) and ($0.06) in 1997 and $36,115,
$1.71 and $1.67 in 1996, respectively.

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

    The value of the Restricted Stock Awards and the balance of the loans related to the Stock Purchase Rights at the grant date were recorded as unamortized stock compensation in stockholders' equity. As a result of provisions contained in certain of the Corporation's executive officers' employment agreements, which were triggered by the Mack Transaction on December 11, 1997, the loans provided by the Corporation under the Stock Purchase Rights were forgiven by the Corporation, and the vesting and issuance of the restricted stock issued under the Restricted Stock Awards was accelerated, and related tax obligation payments were made. As a result, the accelerated cost of $16,788 affecting the stock compensation described above was included in non-recurring merger-related charges for the year ended December 31, 1997. With such accelerated vestings, there was no remaining balance in unamortized stock compensation as of December 31, 1997.

    Included in general and administrative expense for the year ended December 31, 1997 was $2,257 relating to the normal cost of Restricted Stock Awards and Stock Purchase Rights.

EARNINGS PER UNIT

    FASB No. 128 requires a dual presentation of basic and diluted EPU on the face of the income statement for all companies with complex capital structures even where the effect of such dilution is not material. Basic EPU excludes dilution and is computed by dividing net income available to common unitholders by the weighted average number of units outstanding for the period. Diluted EPU reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units.

    The following information presents the Operating Partnership's results for the years ended December 31, 1998, 1997 and 1996 in accordance with FASB No. 128.

                                                                          YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------------------------------------
                                                        1998                        1997                       1996
                                              -------------------------  --------------------------  -------------------------

                                               BASIC EPU   DILUTED EPU    BASIC EPU    DILUTED EPU    BASIC EPU   DILUTED EPU
                                              -----------  ------------  -----------  -------------  -----------  ------------
Net income..................................   $ 132,481    $  132,481    $   2,133     $   2,133     $  36,618    $   36,618
Weighted average units......................      63,438        63,893       43,356        44,409        21,171        21,651
                                              -----------  ------------  -----------       ------    -----------  ------------
Per Unit....................................   $    2.09    $     2.07    $    0.05     $    0.05     $    1.73    $     1.69
                                              -----------  ------------  -----------       ------    -----------  ------------
                                              -----------  ------------  -----------       ------    -----------  ------------

    The following schedule reconciles the units used in the basic EPU calculation to the units used in the diluted EPU calculation.

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1998       1997       1996
                                                                                       ---------  ---------  ---------
Basic EPU Units:.....................................................................     63,438     43,356     21,172
Add: Stock options...................................................................        411        579        264
    Restricted Stock Awards..........................................................         --        188         --
    Stock Warrants...................................................................         44         33         --
    Redeemable Partnership Units.....................................................         --        253        216
                                                                                       ---------  ---------  ---------
Diluted EPU Units:...................................................................     63,893     44,409     21,652
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

    The Preferred Units issued in 1998 and 1997 and Contingent Units issued in 1997 were not included in the computation of diluted EPU as such units were anti-dilutive during the period.

    Pursuant to the Repurchase Program, during 1998, the Corporation purchased for constructive retirement, 854,700 shares of its outstanding common stock for approximately $25,058.

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

    The Preferred Units, issued in the Mack Transaction, are convertible into common units at $34.65 per common unit, which is an amount less than the $39.0625 closing stock price on the date of closing of the Mack Transaction. Accordingly, the Operating Partnership recorded, on December 11, 1997, the financial value ascribed to the beneficial conversion feature inherent in the Preferred Units upon issuance, which totaled $29,361, and was recorded as beneficial conversion feature in partners' capital. The beneficial conversion feature was amortized in full as the Preferred Units were immediately convertible upon issuance; such amortization was included in the Statement of Operations for the year ended December 31, 1997.

    During 1998, the Operating Partnership issued 19,694 additional Preferred Units (11,895 of Series A and 7,799 of Series B), convertible into 568,369 common units and valued at approximately $20,200, in connection with the achievement of certain performance goals at the Mack Properties in redemption of an equivalent number of contingent Preferred Units. Such Preferred Units carry the identical terms as those issued in the Mack Transaction. As of December 31, 1998, there are no contingent Preferred Units outstanding, as all contingent Preferred Units were redeemed for Preferred Units.

    In January 1999, 20,952 Series A Preferred Units were converted into 604,675 common units.

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

    During 1998, the Operating Partnership redeemed a total of 82,880 common units in exchange for an aggregate of $3,163 in cash. Additionally, the Operating Partnership redeemed an aggregate of 29,300 common units for an equivalent number of shares of common stock in the General Partner.

    As described in Note 3, the Operating Partnership issued an aggregate of 3,408,532 common units in 1997 in connection with the completion of the RM Transaction, the Mack Transaction and a 1997 single-property acquisition.

    On March 26, 1998, in connection with the Pacifica portfolio-phase I acquisition, the Operating Partnership issued 100,175 common units, valued at approximately $3,779.

    On April 30, 1998, in connection with the acquisition of a 49.9 percent interest in the G&G Martco joint venture (see Note 5), the Operating Partnership issued 218,105 common units, valued at approximately $8,334.

    On June 8, 1998, in connection with the Pacifica portfolio-phase II acquisition, the Operating Partnership issued 585,263 common units, valued at approximately $20,753.

    On July 20, 1998, in connection with the expansion of one of the Mack Properties, the Operating Partnership issued 52,245 common units, valued at approximately $1,632.

    On September 10, 1998, in connection with the acquisition of 40 Richards Avenue, the Operating Partnership issued 414,114 common units, valued at approximately $12,615.

    During 1998, the Operating Partnership also issued 1,731,386 common units, valued at approximately $58,936, in connection with the achievement of certain performance goals at the Mack Properties in redemption of an equivalent number of contingent common units. There were 275,046 contingent common units outstanding as of December 31, 1998.

    In January 1999, the Operating Partnership redeemed an aggregate of 1,000,000 common units for an equivalent number of shares of common stock in the Corporation.

CONTINGENT COMMON & PREFERRED UNITS

    In conjunction with the completion of the Mack Transaction (see Note 3), 2,006,432 contingent common units, 11,895 Series A contingent Preferred Units and 7,799 Series B contingent Preferred Units were issued as contingent non-participating units. Such Contingent Units have no voting, distribution or other rights until such time as they are redeemed into common units, Series A Preferred Units, and Series B Preferred Units, respectively. Redemption of such Contingent Units shall occur upon the achievement of certain performance goals relating to certain of the Mack Properties, specifically the achievement of certain leasing activity. When Contingent Units are redeemed for common and Preferred Units, an adjustment to the purchase price of certain of the Mack Properties is recorded, based on the value of the units issued. On account of certain of the performance goals having been achieved during 1998, the Operating Partnership redeemed 1,731,386 contingent common units and 19,694 contingent Preferred Units and issued an equivalent number of common and Preferred Units, as indicated above.

There were no contingent Preferred Units outstanding and 275,046 contingent common units outstanding as of December 31, 1998.

UNIT WARRANTS

    As described in Note 3, in connection with the funding of the Mack Transaction, the Operating Partnership granted warrants to purchase 2,000,000 common units. The Unit Warrants are exercisable at any time after one year from the date of their issuance and prior to the fifth anniversary date thereof at an exercise price of $37.80 per common unit.

CHANGES IN REDEEMABLE PARTNERSHIP UNITS

    The following table sets forth the changes in redeemable partnership units for the years presented:

                                                                         LIMITED
                                                           PREFERRED     PARTNER     PREFERRED    LIMITED
                                                             UNITS        UNITS     UNITHOLDERS   PARTNERS     TOTAL
                                                          -----------  -----------  -----------  ----------  ----------
Balance at January 1, 1996..............................          --        2,791    $      --   $   61,045  $   61,045
  Net income............................................          --           --           --        4,674       4,674
  Distributions.........................................          --           --           --       (4,720)     (4,720)
  Redemption of units for shares of common stock........          --         (101)          --       (1,073)     (1,073)
  Adjustment to reflect preferred unitholders' and
    limited partners' capital at redemption value.......          --           --           --       23,126      23,126
                                                          -----------  -----------  -----------  ----------  ----------
Balance at December 31, 1996............................          --        2,690           --       83,052      83,052
  Net income............................................          --           --       30,249          728      30,977
  Distributions.........................................          --           --         (888)      (7,790)     (8,678)
  Beneficial conversion feature.........................                               (29,361)       2,560     (26,801)
  Issuance of units in connection with acquisitions.....          --        3,408           --      111,785     111,785
  Redemption of units for shares of common stock........          --           (1)          --          (17)        (17)
  Issuance of Preferred Units...........................         231           --      236,491           --     236,491
  Adjustment to reflect preferred unitholders' and
    limited partners' capital at redemption value.......          --           --       36,324       59,679      96,003
                                                          -----------  -----------  -----------  ----------  ----------
Balance at December 31, 1997............................         231        6,097      272,815      249,997     522,812
  Net income............................................          --           --       10,267        9,260      19,527
  Distributions.........................................          --           --       (7,896)      (6,827)    (14,723)
  Issuance of units in connection with acquisitions.....          --        1,735           --       64,628      64,628
  Redemption of units for shares of common stock........          --          (22)          --         (848)       (848)
  Redemption of units...................................          --          (83)          --       (3,163)     (3,163)
  Issuance of Preferred Units...........................          17           --       17,943           --      17,943
  Adjustment to reflect preferred unitholders' and
    limited partners' capital at redemption value.......          --           --      (69,686)     (46,172)   (115,858)
                                                          -----------  -----------  -----------  ----------  ----------
  Reclassification of redeemable partnership units as
    permanent partners' capital.........................        (248)      (7,727)    (223,443)    (266,875)   (490,318)
                                                          -----------  -----------  -----------  ----------  ----------
Balance at December 31, 1998............................          --           --    $      --   $       --  $       --
                                                          -----------  -----------  -----------  ----------  ----------
                                                          -----------  -----------  -----------  ----------  ----------

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

13. DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgement is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Operating Partnership and the Property Partnerships could realize on disposition of the financial instruments at December 31, 1998 and 1997. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

    Cash equivalents, receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values.

    Mortgages and loans payable had an aggregate carrying value of $1,420,931 and $322,100 as of December 31, 1998 and 1997, respectively, which approximates their estimated aggregate fair value (excluding prepayment penalties) based upon then current interest rates for debt with similar terms and remaining maturities.

    The estimated amount to be received/(paid) to settle the Operating Partnership's interest rate contracts, at December 31, 1998 and 1997, based on quoted market prices of comparable contracts, was $339 and ($1,404), respectively.

    Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 1998 and 1997. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 1998 and current estimates of fair value may differ significantly from the amounts presented herein.

14. COMMITMENTS AND CONTINGENCIES

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

    HARBORSIDE FINANCIAL CENTER PROPERTY

    Pursuant to an agreement with the City of Jersey City, New Jersey obtained by the former owner of the Harborside property in 1988 and assumed by the Property Partnerships as part of the acquisition of the property in November 1996, the Property Partnerships are required to make PILOT payments on its Harborside property. The agreement, which commenced in 1990, is for a term of 15 years. Such PILOT is equal to two percent of Total Project Costs, as defined, in year one and increases by $75 per annum through year fifteen. Total Project Costs, as defined, are $145,644. Such PILOT totaled $2,570, $2,502 and $393 for the years ended December 31, 1998, 1997 and 1996, respectively

GROUND LEASE AGREEMENTS

    Future minimum rental payments under the terms of all non-cancelable ground leases, under which the Operating Partnership or Property Partnerships are the lessees, as of December 31, 1998, are as follows:

YEAR                                                                                  AMOUNT
-----------------------------------------------------------------------------------  ---------
1999...............................................................................  $     422
2000...............................................................................        425
2001...............................................................................        427
2002...............................................................................        427
2003...............................................................................        427
Thereafter.........................................................................     21,934
                                                                                     ---------
Total..............................................................................  $  24,062
                                                                                     ---------
                                                                                     ---------

OTHER CONTINGENCIES

    On December 10, 1997, a Shareholder's Derivative Action was filed in Maryland Court on behalf of a shareholder. The complaint questioned certain executive compensation decisions made by the Corporation's Board of Directors in connection with the Mack Transaction. The Board's compensation decisions were discussed in the proxy materials distributed in connection with the Mack Transaction and were approved by in excess of 99 percent of the voting shareholders. Although the Corporation believed that this lawsuit was factually and legally baseless, the Corporation on May 4, 1998 agreed to a settlement which included making certain changes to employment agreements of certain of its executive officers. The Corporation incurred $750 in costs associated with this action, which was provided for at December 31, 1997.

    The Operating Partnership is a defendant in other certain litigation arising in the normal course of business activities. Management does not believe that the resolution of these matters will have a materially adverse effect upon the Operating Partnership and the Property Partnerships.

15. TENANT LEASES

    The Properties are leased to tenants under operating leases with various expiration dates through 2016. Substantially all of the leases provide for annual base rents plus recoveries and escalation charges based upon the tenant's proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass through of charges for electrical usage.

    Future minimum rentals to be received under non-cancelable operating leases at December 31, 1998 are as follows:

YEAR                                                                                 AMOUNT
--------------------------------------------------------------------------------  ------------
1999............................................................................  $    432,060
2000............................................................................       391,417
2001............................................................................       329,843
2002............................................................................       281,748
2003............................................................................       220,576
Thereafter......................................................................       825,762
                                                                                  ------------
Total...........................................................................  $  2,481,406
                                                                                  ------------
                                                                                  ------------

16. SEGMENT REPORTING

    The Operating Partnership has adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("FASB No. 131"), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and require that those enterprises report selected information about operating segments in interim financial reports issued to shareholders.

    The Operating Partnership operates in one business segment--real estate. The Operating Partnership provides leasing, management, acquisition, development, construction and tenant-related services for its portfolio. The Operating Partnership does not have any foreign operations. The accounting policies of the segment are the same as those described in Note 2, excluding straight-line rent adjustments and depreciation and amortization.

    The Operating Partnership evaluates performance based upon net operating income from the combined properties in the segment. Prior period segment information conforms to current year presentation.

                                                                                                    TOTAL
                                                                    TOTAL      CORPORATE &        OPERATING
                                                                   SEGMENT      OTHER (E)        PARTNERSHIP
                                                                 ------------  ------------  --------------------
TOTAL CONTRACT REVENUES (A):
    1998.......................................................  $    475,096   $    4,919      $   480,015 (f)
    1997.......................................................       234,434        7,634          242,068 (g)
    1996.......................................................        92,548        1,946           94,494 (h)
TOTAL OPERATING AND INTEREST EXPENSES (B):
    1998.......................................................  $    162,612   $  100,707      $      263,319
    1997.......................................................        81,058       49,032             130,090
    1996.......................................................        32,664       16,556              49,220
NET OPERATING INCOME (C):
    1998.......................................................  $    312,484   $  (95,788)     $   216,696 (f)
    1997.......................................................       153,376      (41,398)         111,978 (g)
    1996.......................................................        59,884      (14,610)          45,274 (h)
TOTAL ASSETS:
    1998.......................................................  $  3,430,865   $   21,329      $    3,452,194
    1997.......................................................     2,583,738        9,706           2,593,444
    1996.......................................................       822,989      203,339           1,026,328
TOTAL LONG-LIVED ASSETS (D):
    1998.......................................................  $  3,393,313   $    4,098      $    3,397,411
    1997.......................................................     2,550,961        2,960           2,553,921
    1996.......................................................       804,139          308             804,447

------------------------

    (a) Total contract revenues represents all revenues during the period (including the Operating Partnership's equity in earnings of unconsolidated joint ventures), excluding adjustments for straight-lining of rents and the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures. All interest income is excluded from the segment amounts and is classified in Corporate and Other for all periods.

    (b) Total operating and interest expenses represents the sum of real estate taxes, utilities, operating services, general and administrative and interest expense. All interest expense (including for property-level mortgages) is excluded from the segment amounts and is classified in Corporate and Other for all periods. Amounts presented exclude depreciation and amortization of $78,916, $36,825 and $14,731 for 1998, 1997 and 1996, respectively, and non-recurring merger-related charges of $46,519 in 1997.

    (c) Net operating income represents total contract revenues [as defined in Note (a)] less total operating and interest expenses [as defined in Note
       (b)] for the period.

    (d) Long-lived assets is comprised of total rental property, unbilled rents receivable and investments in unconsolidated joint ventures.

    (e) Corporate & Other represents all corporate-level items (including interest income, interest expense and non-property general and administrative expense) as well as intercompany eliminations necessary to reconcile to consolidated Operating Partnership totals.

    (f) Excludes $13,575 of adjustments for straight-lining of rents and $109 for the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures.

    (g) Excludes $7,733 of adjustments for straight-lining of rents.

    (h) Excludes $978 of adjustments for straight-lining of rents.

17. IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

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

18. PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

    The following pro forma financial information for the years ended December 31, 1998 and 1997 are presented as if the RM Transaction, the Mack Transaction and all other acquisitions and common stock offerings completed in 1998 and 1997 had all occurred on January 1, 1997. The pro forma financial information excludes any deduction for the non-recurring merger-related charges and beneficial conversion feature charge included in the Operating Partnership's historical information for the year ended December 31, 1997. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made.

    This pro forma financial information is not necessarily indicative of what the actual results of operations of the Operating Partnership would have been assuming such transactions had been completed as of January 1, 1997, nor do they represent the results of operations of future periods.

                                                                                                  YEAR ENDED
                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
Total revenues............................................................................  $  522,661  $   93,587
Operating and other expenses..............................................................     157,698      21,622
General and administrative................................................................      26,901      18,346
Depreciation and amortization.............................................................      83,410      12,000
Interest expense..........................................................................     102,828      55,938
                                                                                            ----------  ----------
Income (loss) before equity in net income of unconsolidated majority-owned Property
  Partnerships, extraordinary item and Preferred Unit distributions.......................     151,824     (14,319)
Equity in net income of unconsolidated majority-owned Property Partnerships...............          --     184,639
                                                                                            ----------  ----------
Income before extraordinary item and Preferred Unit distributions.........................     151,824     170,320
Preferred Units distributions.............................................................     (16,313)    (15,563)
                                                                                            ----------  ----------
Income before extraordinary item available to common unitholders..........................  $  135,511  $  154,757
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Basic earnings per unit...................................................................  $     2.06  $     2.38
Diluted earnings per unit.................................................................  $     2.04  $     2.36
                                                                                            ----------  ----------
Basic weighted average units outstanding..................................................      65,884      64,926
Diluted weighted average units outstanding................................................      66,338      65,538
                                                                                            ----------  ----------
                                                                                            ----------  ----------

19. CONDENSED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The following summarizes the condensed quarterly financial information for the Operating Partnership:

QUARTER ENDED 1998:                                            DECEMBER 31   SEPTEMBER 30   JUNE 30     MARCH 31
-------------------------------------------------------------  ------------  ------------  ----------  ----------
Total revenues...............................................   $  134,941    $  130,894   $  122,041  $  105,823
Equity in net income of unconsolidated majority-owned
  Property Partnerships......................................           --            --           --          --
Operating and other expenses.................................       41,444        40,595       36,598      31,067
General and administrative...................................        6,864         6,118        6,394       6,196
Depreciation and amortization................................       22,379        21,213       19,093      16,231
Interest expense.............................................       23,896        23,881       21,786      18,480
                                                               ------------  ------------  ----------  ----------
Income before extraordinary item.............................       40,358        39,087       38,170      33,849
Extraordinary item--loss on early retirement debt............           --            --       (2,670)         --
                                                               ------------  ------------  ----------  ----------
Net income...................................................   $   40,358    $   39,087   $   35,500  $   33,849
                                                               ------------  ------------  ----------  ----------
                                                               ------------  ------------  ----------  ----------
BASIC EARNINGS PER UNIT:
Income before extraordinary item.............................   $     0.55    $     0.53   $     0.53  $     0.52
Extraordinary item--loss on early retirement of debt.........           --            --        (0.04)         --
                                                               ------------  ------------  ----------  ----------
Net income...................................................   $     0.55    $     0.53   $     0.49  $     0.52
                                                               ------------  ------------  ----------  ----------
                                                               ------------  ------------  ----------  ----------
DILUTED EARNINGS PER UNIT:
Income before extraordinary item.............................   $     0.55    $     0.53   $     0.53  $     0.51
Extraordinary item--loss on early retirement of debt.........           --            --        (0.04)         --
                                                               ------------  ------------  ----------  ----------
Net income...................................................   $     0.55    $     0.53   $     0.49  $     0.51
                                                               ------------  ------------  ----------  ----------
                                                               ------------  ------------  ----------  ----------
Distributions declared per common unit.......................   $     0.55    $     0.55   $     0.50  $     0.50
                                                               ------------  ------------  ----------  ----------

QUARTER ENDED 1997                                             DECEMBER 31   SEPTEMBER 30   JUNE 30     MARCH 31
-------------------------------------------------------------  ------------  ------------  ----------  ----------
Total revenues...............................................   $    6,602    $    6,831   $    4,549  $    5,153
Equity in net income of unconsolidated majority-owned
Property Partnerships........................................       26,221        24,072       21,516      18,037
Operating and other expenses.................................          189           432          384         865
General and administrative...................................        4,720         3,593        3,609       3,139
Depreciation and amortization................................          240            13           13          13
Interest expense.............................................        2,893         3,677        2,022       1,078
Non-recurring merger-related charges.........................       46,519            --           --          --
                                                               ------------  ------------  ----------  ----------
(Loss) income before extraordinary item......................      (21,738)       23,188       20,037      18,095
Extraordinary item--loss on early retirement of debt.........           --        (7,200)          --          --
                                                               ------------  ------------  ----------  ----------
Net (loss) income............................................   $  (21,738)   $   15,988   $   20,037  $   18,095
                                                               ------------  ------------  ----------  ----------
                                                               ------------  ------------  ----------  ----------
BASIC EARNINGS PER UNIT:
(Loss) income before extraordinary item......................   $    (1.00)   $     0.57   $     0.49  $     0.45
Extraordinary item--loss on early retirement of debt.........           --         (0.18)          --          --
                                                               ------------  ------------  ----------  ----------
Net (loss) income............................................   $    (1.00)   $     0.39   $     0.49  $     0.45
                                                               ------------  ------------  ----------  ----------
                                                               ------------  ------------  ----------  ----------
DILUTED EARNINGS PER UNIT:
(Loss) income before extraordinary item......................   $    (1.00)   $     0.56   $     0.48  $     0.44
Extraordinary item--loss on early retirement of debt.........           --         (0.18)          --          --
                                                               ------------  ------------  ----------  ----------
Net (loss) income............................................   $    (1.00)   $     0.38   $     0.48  $     0.44
                                                               ------------  ------------  ----------  ----------
                                                               ------------  ------------  ----------  ----------
Distributions declared per common unit.......................   $     0.50    $     0.50   $     0.45  $     0.45
                                                               ------------  ------------  ----------  ----------

EXHIBIT INDEX:

 EXHIBIT
 NUMBER    EXHIBIT TITLE
---------  --------------------------------------------------------------------------------------------------------
10.1       Agreement of Limited Partnership HPMC Development Partners, L.P., dated as of April 23, 1998, by and among HCG Development, L.L.C., Summit Partners I, L.L.C. and Mack-Cali California Development Associates
           L.P.

10.2       Supplement to Agreement of Limited Partnership of HPMC Development Partners, L.P., dated as of April 23,
           1998, by and among HCG Development, L.L.C., Summit Partners I, L.L.C. and Mack-Cali California
           Development Associates L.P.

10.3       First Amendment to Agreement of Limited Partnership of HPMC Development Partners, L.P., dated as of
           October 8, 1998, by and among HCG Development, L.L.C., Summit Partners I, L.L.C. and Mack-Cali
           California Development Associates L.P.

10.4       Agreement of Limited Partnership of HPMC Lava Ridge Partners, L.P., dated as of July 21, 1998, by and among HCG Development L.L.C., Summit Partners I, L.L.C. and Mack-Cali California Development Associates
           L.P.

10.5       Amendment No. 1 to Revolving Credit Agreement dated July 20, 1998, by and among Mack-Cali Realty, L.P.
           and The Chase Manhattan Bank, Fleet National Bank and Other Lenders Which May Become Parties Thereto

10.6       Amendment No. 2 to Revolving Credit Agreement, dated as of December 30, 1998, among Mack-Cali Realty,
           L.P. and The Chase Manhattan Bank, Fleet National Bank and Other Lenders Which May Become Parties
           Thereto

23         Consent of PricewaterhouseCoopers LLP, independent accountants

27         Financial Data Schedule

                             MACK-CALI REALTY, L.P.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MACK-CALI REALTY, L.P.
                                ---------------------------
                                (REGISTRANT)
                                By: Mack-Cali Realty
                                Corporation, its
                                General Partner

     Date: March 2, 1999        /s/ BARRY LEFKOWITZ
                                ---------------------------
                                Barry Lefkowitz
                                EXECUTIVE VICE PRESIDENT
                                AND CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

       /s/ JOHN J. CALI
------------------------------  CHAIRMAN OF THE BOARD          March 2, 1999
         John J. Cali

      /s/ THOMAS A. RIZK
------------------------------  CHIEF EXECUTIVE OFFICER        March 2, 1999
        Thomas A. Rizk              AND DIRECTOR

    /s/ MITCHELL E. HERSH       PRESIDENT, CHIEF OPERATING
------------------------------    OFFICER                      March 2, 1999
      Mitchell E. Hersh             AND DIRECTOR

     /s/ BARRY LEFKOWITZ        EXECUTIVE VICE PRESIDENT
------------------------------      AND CHIEF FINANCIAL        March 2, 1999
       Barry Lefkowitz            OFFICER

  /s/ BRENDAN T. BYRNE, ESQ.
------------------------------  DIRECTOR                       March 2, 1999
    Brendan T. Byrne, Esq.

     /s/ MARTIN D. GRUSS
------------------------------  DIRECTOR                       March 2, 1999
       Martin D. Gruss

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

     /s/ JEFFREY B. LANE
------------------------------  DIRECTOR                       March 2, 1999
       Jeffrey B. Lane

      /s/ EARLE I. MACK
------------------------------  DIRECTOR                       March 2, 1999
        Earle I. Mack

     /s/ WILLIAM L. MACK
------------------------------  DIRECTOR                       March 2, 1999
       William L. Mack

     /s/ PAUL A. NUSSBAUM
------------------------------  DIRECTOR                       March 2, 1999
       Paul A. Nussbaum

   /s/ ALAN G. PHILIBOSIAN
------------------------------  DIRECTOR                       March 2, 1999
     Alan G. Philibosian

    /s/ DR. IRVIN D. REID
------------------------------  DIRECTOR                       March 2, 1999
      Dr. Irvin D. Reid

       /s/ VINCENT TESE
------------------------------  DIRECTOR                       March 2, 1999
         Vincent Tese

     /s/ MARTIN S. BERGER
------------------------------  DIRECTOR                       March 2, 1999
       Martin S. Berger

                             MACK-CALI REALTY, L.P.

              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                                                                                   SCHEDULE III
                                                                                             INITIAL COSTS           COSTS
                                                             YEAR                        ---------------------    CAPITALIZED
                                                       ----------------     RELATED               BUILDING AND     SUBSEQUENT
PROPERTY LOCATION (2)                                  BUILT   ACQUIRED   ENCUMBRANCES    LAND    IMPROVEMENTS   TO ACQUISITION
-----------------------------------------------------  -----   --------   ------------   -------  ------------   --------------
ATLANTIC COUNTY, NEW JERSEY
EGG HARBOR
-----------------------------------------------------
100 Decadon Drive (O)................................  1987      1995            --      $   300    $ 3,282         $   130
200 Decadon Drive (O)................................  1991      1995            --          369      3,241             162

BERGEN COUNTY, NEW JERSEY
FAIR LAWN
-----------------------------------------------------
17-17 Rte 208 North (O)..............................  1987      1995       $17,586        3,067     19,415             394
FORT LEE
-----------------------------------------------------
2115 Linwood Avenue (O)..............................  1981      1998            --          474      4,419           2,543
One Bridge Plaza (O).................................  1981      1996            --        2,439     24,462           1,376
LITTLE FERRY
-----------------------------------------------------
200 Riser Road (O)...................................  1974      1997         6,849        3,888     15,551             231
MONTVALE
-----------------------------------------------------
135 Chestnut Ridge Road (O)..........................  1981      1997            --        2,587     10,350              27
95 Chestnut Ridge Road (O)...........................  1975      1997         2,135        1,227      4,907              44
PARAMUS
-----------------------------------------------------
140 Ridgewood Avenue (O).............................  1981      1997        15,392        7,932     31,463             150
15 East Midland Avenue (O)...........................  1988      1997        24,790       10,374     41,497              25
461 From Road (O)....................................  1988      1997        29,223       13,194     52,778              54
61 South Paramus Avenue (O)..........................  1985      1997        15,776        9,005     36,018           2,639
650 From Road (O)....................................  1978      1997        23,316       10,487     41,949             194
ROCHELLE PARK
-----------------------------------------------------
120 Passaic Street (O)...............................  1972      1997            --        1,354      5,415               6
365 West Passaic Street (O)..........................  1976      1997         7,468        4,148     16,592             661
SADDLE RIVER
-----------------------------------------------------
1 Lake Street (O)....................................  1994      1997        35,789       13,952     55,812               7
UPPER SADDLE RIVER
-
10 Mountainview Road (O).............................  1986      1998            --        3,683        835          20,991
WOODCLIFF LAKE
-----------------------------------------------------
300 Tice Boulevard (O)...............................  1991      1996            --        5,424     29,688             388
400 Chestnut Ridge Road (O)..........................  1982      1997        14,983        4,201     16,802               1
470 Chestnut Ridge Road (O)..........................  1987      1997         4,087        2,346      9,385               2
50 Tice Boulevard (O)................................  1984      1994            --        4,500         --          25,703
530 Chestnut Ridge Road (O)..........................  1986      1997         4,032        1,860      7,441               3

BURLINGTON COUNTY, NEW JERSEY
BURLINGTON
-----------------------------------------------------
3 Terri Lane (F).....................................  1991      1998         2,104          652      3,433             840
5 Terri Lane (F).....................................  1992      1998         2,372          564      3,792           1,265
DELRAN
-----------------------------------------------------
Tenby Chase Apartments (M)...........................  1970      1994            --          396         --           5,208


                                                        GROSS AMOUNT AT WHICH CARRIED
                                                           AT CLOSE OF PERIOD (1)
                                                       -------------------------------
                                                                BUILDING AND            ACCUMULATED
PROPERTY LOCATION (2)                                   LAND    IMPROVEMENTS    TOTAL   DEPRECIATION
-----------------------------------------------------  -------  ------------   -------  -----------
ATLANTIC COUNTY, NEW JERSEY
EGG HARBOR
-----------------------------------------------------
100 Decadon Drive (O)................................  $   300    $ 3,412      $ 3,712   $    273
200 Decadon Drive (O)................................      369      3,403        3,772        300
BERGEN COUNTY, NEW JERSEY
FAIR LAWN
-----------------------------------------------------
17-17 Rte 208 North (O)..............................    3,067     19,809       22,876      1,949
FORT LEE
-----------------------------------------------------
2115 Linwood Avenue (O)..............................      474      6,962        7,436         --
One Bridge Plaza (O).................................    2,439     25,838       28,277      1,434
LITTLE FERRY
-----------------------------------------------------
200 Riser Road (O)...................................    3,888     15,782       19,670        408
MONTVALE
-----------------------------------------------------
135 Chestnut Ridge Road (O)..........................    2,588     10,376       12,964        270
95 Chestnut Ridge Road (O)...........................    1,227      4,951        6,178        128
PARAMUS
-----------------------------------------------------
140 Ridgewood Avenue (O).............................    7,932     31,613       39,545        526
15 East Midland Avenue (O)...........................   10,374     41,522       51,896      1,083
461 From Road (O)....................................   13,194     52,832       66,026      1,378
61 South Paramus Avenue (O)..........................    9,005     38,657       47,662        946
650 From Road (O)....................................   10,487     42,143       52,630      1,096
ROCHELLE PARK
-----------------------------------------------------
120 Passaic Street (O)...............................    1,354      5,421        6,775        141
365 West Passaic Street (O)..........................    4,148     17,253       21,401        435
SADDLE RIVER
-----------------------------------------------------
1 Lake Street (O)....................................   13,953     55,818       69,771      1,457
UPPER SADDLE RIVER
-
10 Mountainview Road (O).............................    4,240     21,269       25,509        651
WOODCLIFF LAKE
-----------------------------------------------------
300 Tice Boulevard (O)...............................    5,424     30,076       35,500      1,572
400 Chestnut Ridge Road (O)..........................    4,201     16,803       21,004        436
470 Chestnut Ridge Road (O)..........................    2,346      9,387       11,733        245
50 Tice Boulevard (O)................................    4,500     25,703       30,203     10,401
530 Chestnut Ridge Road (O)..........................    1,860      7,444        9,304        194
BURLINGTON COUNTY, NEW JERSEY
BURLINGTON
-----------------------------------------------------
3 Terri Lane (F).....................................      658      4,267        4,925        151
5 Terri Lane (F).....................................      569      5,052        5,621        198
DELRAN
-----------------------------------------------------
Tenby Chase Apartments (M)...........................      396      5,208        5,604      3,283

                             MACK-CALI REALTY, L.P.

              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                                                                                   SCHEDULE III
                                                                                             INITIAL COSTS           COSTS
                                                             YEAR                        ---------------------    CAPITALIZED
                                                       ----------------     RELATED               BUILDING AND     SUBSEQUENT
PROPERTY LOCATION (2)                                  BUILT   ACQUIRED   ENCUMBRANCES    LAND    IMPROVEMENTS   TO ACQUISITION
-----------------------------------------------------  -----   --------   ------------   -------  ------------   --------------
MOORESTOWN
-----------------------------------------------------
1 Executive Drive (F)................................  1989      1998            --          226      1,453              95
101 Commerce Drive (F)...............................  1988      1998            --          422      3,528             237
101 Executive Drive (F)..............................  1990      1998         1,200          241      2,262              46
102 Executive Drive (F)..............................  1990      1998            --          353      3,607             117
1256 North Church (F)................................  1984      1998            --          354      3,098             227
1507 Lancer Drive (F)................................  1995      1998            --          119      1,106              37
1510 Lancer Drive (F)................................  1998      1998            --          732      2,928              15
201 Commerce Drive (F)...............................  1986      1998         1,121          254      1,694              74
224 Strawbridge Drive (O)............................  1984      1997            --          766      4,334           2,698
225 Executive Drive (F)..............................  1990      1998         1,353          323      2,477              91
228 Strawbridge Drive (O)............................  1984      1997            --          767      4,333           2,885
130 Twosome Drive (F)................................  1997      1998            --          234      1,954              38
40 Twosome Drive (F).................................  1996      1998            --          297      2,393              51
50 Twosome Drive (F).................................  1997      1998            --          301      2,330              35
MOORESTOWN
-----------------------------------------------------
840 North Lenola Road (F)............................  1995      1998            --          329      2,366              39
844 North Lenola Road (F)............................  1995      1998            --          239      1,714              29
97 Foster Road (F)...................................  1982      1998            --          208      1,382              44
WEST DEPTFORD
-----------------------------------------------------
1451 Metropolitan Drive (F)..........................  1996      1998            --          203      1,189              23

ESSEX COUNTY, NEW JERSEY
MILLBURN
-----------------------------------------------------
150 J.F.K. Parkway (O)...............................  1980      1997        27,696       12,606     50,425              55
ROSELAND
-----------------------------------------------------
101 Eisenhower Parkway (O)...........................  1980      1994            --          228         --          14,149
103 Eisenhower Parkway (O)...........................  1985      1994            --           --         --          14,113

HUDSON COUNTY, NEW JERSEY
JERSEY CITY
-----------------------------------------------------
95 Christopher Columbus Drive (O)....................  1989      1994            --        6,205         --          80,392
Harborside Financial Center Plaza I (O)..............  1983      1996        48,148        3,923     51,013              --
Harborside Financial Center Plaza II (O).............  1990      1996        54,001       17,655    101,546             987
Harborside Financial Center Plaza III (O)............  1990      1996        54,001       17,655    101,878             993

MERCER COUNTY, NEW JERSEY
HAMILTON TOWNSHIP
-----------------------------------------------------
100 Horizon Drive (F)................................  1989      1995            --          205      1,676              --
200 Horizon Drive (F)................................  1991      1995            --          205      3,027              --
300 Horizon Drive (F)................................  1989      1995            --          379      4,355               8
500 Horizon Drive (F)................................  1990      1995            --          379      3,395             100
PRINCETON
-----------------------------------------------------
5 Vaughn Drive (O)...................................  1987      1995            --          657      9,800             371
400 Alexander Road (O)...............................  1987      1995            --          344      3,917           2,413
103 Carnegie Center (O)..............................  1984      1996            --        2,566      7,868             498
100 Overlook Center (O)..............................  1988      1997            --        2,378     21,754              52


                                                        GROSS AMOUNT AT WHICH CARRIED
                                                           AT CLOSE OF PERIOD (1)
                                                       -------------------------------
                                                                BUILDING AND            ACCUMULATED
PROPERTY LOCATION (2)                                   LAND    IMPROVEMENTS    TOTAL   DEPRECIATION
-----------------------------------------------------  -------  ------------   -------  -----------
MOORESTOWN
-----------------------------------------------------
1 Executive Drive (F)................................      228      1,546        1,774         60
101 Commerce Drive (F)...............................      425      3,762        4,187        139
101 Executive Drive (F)..............................      243      2,306        2,549         82
102 Executive Drive (F)..............................      356      3,721        4,077        122
1256 North Church (F)................................      356      3,323        3,679        123
1507 Lancer Drive (F)................................      120      1,142        1,262         37
1510 Lancer Drive (F)................................      734      2,941        3,675         37
201 Commerce Drive (F)...............................      258      1,764        2,022         70
224 Strawbridge Drive (O)............................      767      7,031        7,798        126
225 Executive Drive (F)..............................      326      2,565        2,891         97
228 Strawbridge Drive (O)............................      767      7,218        7,985        170
130 Twosome Drive (F)................................      235      1,991        2,226         89
40 Twosome Drive (F).................................      300      2,441        2,741         89
50 Twosome Drive (F).................................      304      2,362        2,666         99
MOORESTOWN
-----------------------------------------------------
840 North Lenola Road (F)............................      333      2,401        2,734         94
844 North Lenola Road (F)............................      241      1,741        1,982         68
97 Foster Road (F)...................................      211      1,423        1,634         47
WEST DEPTFORD
-----------------------------------------------------
1451 Metropolitan Drive (F)..........................      206      1,209        1,415         51
ESSEX COUNTY, NEW JERSEY
MILLBURN
-----------------------------------------------------
150 J.F.K. Parkway (O)...............................   12,606     50,480       63,086      1,317
ROSELAND
-----------------------------------------------------
101 Eisenhower Parkway (O)...........................      228     14,149       14,377      7,363
103 Eisenhower Parkway (O)...........................    2,300     11,813       14,113      5,033
HUDSON COUNTY, NEW JERSEY
JERSEY CITY
-----------------------------------------------------
95 Christopher Columbus Drive (O)....................    6,205     80,392       86,597     21,666
Harborside Financial Center Plaza I (O)..............    3,923     51,013       54,936      2,763
Harborside Financial Center Plaza II (O).............   17,841    102,347      120,188      5,570
Harborside Financial Center Plaza III (O)............   17,821    102,705      120,526      5,569
MERCER COUNTY, NEW JERSEY
HAMILTON TOWNSHIP
-----------------------------------------------------
100 Horizon Drive (F)................................      205      1,676        1,881        133
200 Horizon Drive (F)................................      205      3,027        3,232        240
300 Horizon Drive (F)................................      379      4,363        4,742        348
500 Horizon Drive (F)................................      379      3,495        3,874        306
PRINCETON
-----------------------------------------------------
5 Vaughn Drive (O)...................................      657     10,171       10,828        886
400 Alexander Road (O)...............................      344      6,330        6,674        665
103 Carnegie Center (O)..............................    2,566      8,366       10,932        656
100 Overlook Center (O)..............................    2,378     21,806       24,184        635

                             MACK-CALI REALTY, L.P.

              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                                                                                   SCHEDULE III
                                                                                             INITIAL COSTS           COSTS
                                                             YEAR                        ---------------------    CAPITALIZED
                                                       ----------------     RELATED               BUILDING AND     SUBSEQUENT
PROPERTY LOCATION (2)                                  BUILT   ACQUIRED   ENCUMBRANCES    LAND    IMPROVEMENTS   TO ACQUISITION
-----------------------------------------------------  -----   --------   ------------   -------  ------------   --------------
MIDDLESEX COUNTY, NEW JERSEY
EAST BRUNSWICK
-----------------------------------------------------
377 Summerhill Road (O)..............................  1977      1997            --          649      2,594             143
PLAINSBORO
-----------------------------------------------------
500 College Road East (O)............................  1984      1998            --          614     20,626             148
SOUTH BRUNSWICK
-----------------------------------------------------
3 Independence Way (O)...............................  1983      1997            --        1,997     11,391              79
WOODBRIDGE
-----------------------------------------------------
581 Main Street (O)..................................  1991      1997        17,500        3,237     12,949          12,406

MONMOUTH COUNTY, NEW JERSEY
NEPTUNE
-----------------------------------------------------
3600 Route 66 (O)....................................  1989      1995            --        1,098     18,146              40
WALL TOWNSHIP
-----------------------------------------------------
1305 Campus Parkway (O)..............................  1988      1995            --          335      2,560              79
1320 Wykoff Avenue (F)...............................  1986      1995            --          255      1,285              19
1324 Wykoff Avenue (F)...............................  1987      1995            --          230      1,439             109
1325 Campus Parkway (F)..............................  1988      1995            --          270      2,928              61
1340 Campus Parkway (F)..............................  1992      1995            --          489      4,621             279
1350 Campus Parkway (O)..............................  1990      1995            --          454      7,134             407
1433 Highway 34 (F)..................................  1985      1995            --          889      4,321             303
1345 Campus Parkway (F)..............................  1995      1997            --        1,023      5,703              21

MORRIS COUNTY, NEW JERSEY
FLORHAM PARK
-----------------------------------------------------
325 Columbia Parkway (O).............................  1987      1994            --        1,564         --          15,596
MORRIS PLAINS
-----------------------------------------------------
201 Littleton Road (O)...............................  1979      1997            --        2,407      9,627              94
250 Johnson Road (O).................................  1977      1997         2,292        2,004      8,016             155
MORRIS TOWNSHIP
-----------------------------------------------------
340 Mt. Kemble Avenue (O)............................  1985      1997        32,178       13,624     54,496              39
412 Mt. Kemble Avenue (O)............................  1986      1997        40,025       15,737     62,954              30
PARSIPPANY
-----------------------------------------------------
2 Dryden Way (O).....................................  1990      1998            --          778        420              13
2 Hilton Court (O)...................................  1991      1998            --        1,971     32,007              83
600 Parsippany Road (O)..............................  1978      1994            --        1,257      5,594             569
7 Campus Drive (O)...................................  1982      1998            --        1,932     27,788             106
7 Sylvan Way (O).....................................  1987      1998            --        2,084     26,083              35
8 Campus Drive (O)...................................  1987      1998            --        1,865     35,456             142
5 Sylvan Way (O).....................................  1989      1998            --        1,160     25,214             169
1 Sylvan Way (O).....................................  1989      1998            --        1,689     24,699             681

PASSAIC COUNTY, NEW JERSEY
CLIFTON
-----------------------------------------------------
777 Passaic Avenue (O)...............................  1983      1994            --           --         --           7,135


                                                        GROSS AMOUNT AT WHICH CARRIED
                                                           AT CLOSE OF PERIOD (1)
                                                       -------------------------------
                                                                BUILDING AND            ACCUMULATED
PROPERTY LOCATION (2)                                   LAND    IMPROVEMENTS    TOTAL   DEPRECIATION
-----------------------------------------------------  -------  ------------   -------  -----------
MIDDLESEX COUNTY, NEW JERSEY
EAST BRUNSWICK
-----------------------------------------------------
377 Summerhill Road (O)..............................      649      2,737        3,386         69
PLAINSBORO
-----------------------------------------------------
500 College Road East (O)............................      614     20,774       21,388        376
SOUTH BRUNSWICK
-----------------------------------------------------
3 Independence Way (O)...............................    1,997     11,470       13,467        381
WOODBRIDGE
-----------------------------------------------------
581 Main Street (O)..................................    8,115     20,477       28,592        381
MONMOUTH COUNTY, NEW JERSEY
NEPTUNE
-----------------------------------------------------
3600 Route 66 (O)....................................    1,098     18,186       19,284      1,443
WALL TOWNSHIP
-----------------------------------------------------
1305 Campus Parkway (O)..............................      335      2,639        2,974        242
1320 Wykoff Avenue (F)...............................      255      1,304        1,559        103
1324 Wykoff Avenue (F)...............................      230      1,548        1,778        141
1325 Campus Parkway (F)..............................      270      2,989        3,259        248
1340 Campus Parkway (F)..............................      489      4,900        5,389        411
1350 Campus Parkway (O)..............................      454      7,541        7,995        677
1433 Highway 34 (F)..................................      889      4,624        5,513        458
1345 Campus Parkway (F)..............................    1,024      5,723        6,747        274
MORRIS COUNTY, NEW JERSEY
FLORHAM PARK
-----------------------------------------------------
325 Columbia Parkway (O).............................    1,564     15,596       17,160      5,558
MORRIS PLAINS
-----------------------------------------------------
201 Littleton Road (O)...............................    2,407      9,721       12,128        252
250 Johnson Road (O).................................    2,004      8,171       10,175        210
MORRIS TOWNSHIP
-----------------------------------------------------
340 Mt. Kemble Avenue (O)............................   13,624     54,535       68,159      1,423
412 Mt. Kemble Avenue (O)............................   15,738     62,983       78,721      1,644
PARSIPPANY
-----------------------------------------------------
2 Dryden Way (O).....................................      778        433        1,211         18
2 Hilton Court (O)...................................    1,971     32,090       34.061        741
600 Parsippany Road (O)..............................    1,257      6,163        7,420        685
7 Campus Drive (O)...................................    1,932     27,894       29,826        617
7 Sylvan Way (O).....................................    2,084     26,118       28,202        616
8 Campus Drive (O)...................................    1,865     35,598       37,463        784
5 Sylvan Way (O).....................................    1,160     25,383       26,543        541
1 Sylvan Way (O).....................................    1,689     25,380       27,069        554
PASSAIC COUNTY, NEW JERSEY
CLIFTON
-----------------------------------------------------
777 Passaic Avenue (O)...............................    1,100      6,035        7,135      2,449

                             MACK-CALI REALTY, L.P.

              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                                                                                   SCHEDULE III
                                                                                             INITIAL COSTS           COSTS
                                                             YEAR                        ---------------------    CAPITALIZED
                                                       ----------------     RELATED               BUILDING AND     SUBSEQUENT
PROPERTY LOCATION (2)                                  BUILT   ACQUIRED   ENCUMBRANCES    LAND    IMPROVEMENTS   TO ACQUISITION
-----------------------------------------------------  -----   --------   ------------   -------  ------------   --------------
TOTOWA
-----------------------------------------------------
11 Commerce Way (F)..................................  1989      1995            --          586      2,986              67
120 Commerce Way (F).................................  1994      1995            --          228         --           1,197
140 Commerce Way (F).................................  1994      1995            --          229         --           1,197
2 Center Court (F)...................................  1998      1998            --          191         --           2,537
20 Commerce Way (F)..................................  1992      1995            --          516      3,108              28
29 Commerce Way (F)..................................  1990      1995            --          586      3,092             227
40 Commerce Way (F)..................................  1987      1995            --          516      3,260             379
45 Commerce Way (F)..................................  1992      1995            --          536      3,379             138
60 Commerce Way (F)..................................  1988      1995            --          526      3,257             232
80 Commerce Way (F)..................................  1996      1996            --          227         --           1,648
100 Commerce Way (F).................................  1996      1996            --          226         --           1,647
999 Riverview Drive (O)..............................  1988      1995            --          476      6,024             132
WAYNE
-----------------------------------------------------
201 Willowbrook Boulevard (O)........................  1970      1997        10,918        3,103     12,410             418

SOMERSET COUNTY, NEW JERSEY
BASKING RIDGE
-----------------------------------------------------
222 Mt. Airy Road (O)................................  1986      1996            --          775      3,636              17
233 Mt. Airy Road (O)................................  1987      1996            --        1,034      5,033              16
BRIDGEWATER
-----------------------------------------------------
721 Route 202/206 (O)................................  1989      1997        23,000        6,730     26,919             101

UNION COUNTY, NEW JERSEY
CLARK
-----------------------------------------------------
100 Walnut Avenue (O)................................  1985      1994            --           --         --          17,608
CRANFORD
-----------------------------------------------------
11 Commerce Drive (O)................................  1981      1994            --          470         --           6,088
12 Commerce Drive (O)................................  1967      1997            --          887      3,549              26
20 Commerce Drive (O)................................  1990      1994            --        2,346         --          21,991
6 Commerce Drive (O).................................  1973      1994            --          250         --           2,704
65 Jackson Drive (O).................................  1984      1994            --          541         --           7,006
NEW PROVIDENCE
-----------------------------------------------------
890 Mountain Road (O)................................  1977      1997         8,027        2,796     11,185           4,037

DUTCHESS COUNTY, NEW YORK
FISHKILL
-----------------------------------------------------
300 South Lake Drive (O).............................  1987      1997            --        2,258      9,031              86

NASSAU COUNTY, NEW YORK
NORTH HEMPSTEAD
-----------------------------------------------------
111 East Shore Road (O)..............................  1980      1997         8,000        2,093      8,370              94
600 Community Drive (O)..............................  1983      1997            --       11,018     44,070              12

ROCKLAND COUNTY, NEW YORK
SUFFERN
-----------------------------------------------------
400 Rella Boulevard (O)..............................  1988      1995            --        1,090     13,412             975


                                                        GROSS AMOUNT AT WHICH CARRIED
                                                           AT CLOSE OF PERIOD (1)
                                                       -------------------------------
                                                                BUILDING AND            ACCUMULATED
PROPERTY LOCATION (2)                                   LAND    IMPROVEMENTS    TOTAL   DEPRECIATION
-----------------------------------------------------  -------  ------------   -------  -----------
TOTOWA
-----------------------------------------------------
11 Commerce Way (F)..................................      586      3,053        3,639        248
120 Commerce Way (F).................................      228      1,197        1,425         95
140 Commerce Way (F).................................      229      1,197        1,426         96
2 Center Court (F)...................................      191      2,537        2,728         56
20 Commerce Way (F)..................................      516      3,136        3,652        248
29 Commerce Way (F)..................................      586      3,319        3,905        324
40 Commerce Way (F)..................................      516      3,639        4,155        362
45 Commerce Way (F)..................................      536      3,517        4,053        327
60 Commerce Way (F)..................................      526      3,489        4,015        346
80 Commerce Way (F)..................................      227      1,648        1,875        203
100 Commerce Way (F).................................      226      1,647        1,873        202
999 Riverview Drive (O)..............................      476      6,156        6,632        515
WAYNE
-----------------------------------------------------
201 Willowbrook Boulevard (O)........................    3,103     12,828       15,931        325
SOMERSET COUNTY, NEW JERSEY
BASKING RIDGE
-----------------------------------------------------
222 Mt. Airy Road (O)................................      775      3,653        4,428        228
233 Mt. Airy Road (O)................................    1,034      5,049        6,083        305
BRIDGEWATER
-----------------------------------------------------
721 Route 202/206 (O)................................    6,730     27,020       33,750        703
UNION COUNTY, NEW JERSEY
CLARK
-----------------------------------------------------
100 Walnut Avenue (O)................................    1,822     15,786       17,608      6,395
CRANFORD
-----------------------------------------------------
11 Commerce Drive (O)................................      470      6,088        6,558      3,021
12 Commerce Drive (O)................................      887      3,575        4,462         93
20 Commerce Drive (O)................................    2,346     21,991       24,337      5,727
6 Commerce Drive (O).................................      250      2,704        2,954      1,545
65 Jackson Drive (O).................................      542      7,005        7,547      2,919
NEW PROVIDENCE
-----------------------------------------------------
890 Mountain Road (O)................................    3,600     14,418       18,018        361
DUTCHESS COUNTY, NEW YORK
FISHKILL
-----------------------------------------------------
300 South Lake Drive (O).............................    2,258      9,117       11,375        245
NASSAU COUNTY, NEW YORK
NORTH HEMPSTEAD
-----------------------------------------------------
111 East Shore Road (O)..............................    2,093      8,464       10,557        228
600 Community Drive (O)..............................   11,018     44,082       55,100      1,194
ROCKLAND COUNTY, NEW YORK
SUFFERN
-----------------------------------------------------
400 Rella Boulevard (O)..............................    1,090     14,387       15,477      1,397

                             MACK-CALI REALTY, L.P.

              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                                                                                   SCHEDULE III
                                                                                             INITIAL COSTS           COSTS
                                                             YEAR                        ---------------------    CAPITALIZED
                                                       ----------------     RELATED               BUILDING AND     SUBSEQUENT
PROPERTY LOCATION (2)                                  BUILT   ACQUIRED   ENCUMBRANCES    LAND    IMPROVEMENTS   TO ACQUISITION
-----------------------------------------------------  -----   --------   ------------   -------  ------------   --------------
WESTCHESTER COUNTY, NEW YORK
ELMSFORD
-----------------------------------------------------
1 Warehouse Lane (I).................................  1957      1997           161            3        268             100
1 Westchester Plaza (F)..............................  1967      1997         1,320          199      2,023              29
100 Clearbrook Road (O)..............................  1975      1997         1,281          220      5,366             463
101 Executive Boulevard (O)..........................  1971      1997         3,600          267      5,838              73
11 Clearbrook Road (F)...............................  1974      1997         1,367          149      2,159               5
150 Clearbrook Road (F)..............................  1975      1997         4,464          497      7,030              51
175 Clearbrook Road (F)..............................  1973      1997         4,826          655      7,473             210
2 Warehouse Lane (I).................................  1957      1997           402            4        672               5
2 Westchester Plaza (F)..............................  1968      1997         1,760          234      2,726               1
200 Clearbrook Road (F)..............................  1974      1997         4,263          579      6,620              85
250 Clearbrook Road (F)..............................  1973      1997         5,630          867      8,647             229
3 Warehouse Lane (I).................................  1957      1997         1,166           21      1,948               1
3 Westchester Plaza (F)..............................  1969      1997         5,080          655      7,936              --
300 Executive Boulevard (F)..........................  1970      1997         2,403          460      3,609              --
350 Executive Boulevard (F)..........................  1970      1997            --          100      1,793              --
399 Executive Boulevard (F)..........................  1962      1997         4,560          531      7,191              12
4 Warehouse Lane (I).................................  1957      1997         8,044           84     13,393              63
4 Westchester Plaza (F)..............................  1969      1997         2,400          320      3,729              59
400 Executive Boulevard (F)..........................  1970      1997         2,403        2,202      1,846             118
5 Warehouse Lane (I).................................  1957      1997         2,855           19      4,804               4
5 Westchester Plaza (F)..............................  1969      1997         1,200          118      1,949              --
50 Executive Boulevard (F)...........................  1969      1997         1,680          237      2,617              --
500 Executive Boulevard (F)..........................  1970      1997         2,643          258      4,183               1
525 Executive Boulevard (F)..........................  1972      1997            --          345      5,499               8
570 Taxter Road (O)..................................  1972      1997         3,847          438      6,078              40
6 Warehouse Lane (I).................................  1982      1997         2,654           10      4,419               6
6 Westchester Plaza (F)..............................  1968      1997         1,280          164      1,998              21
7 Westchester Plaza (F)..............................  1972      1997         2,720          286      4,321               9
700 Executive Boulevard (L)..........................   N/A      1997            --          970         --              --
75 Clearbrook Road (F)...............................  1990      1997            --        2,314      4,716              --
77 Executive Boulevard (F)...........................  1977      1997         3,982           34      1,104               6
8 Westchester Plaza (F)..............................  1971      1997         3,378          447      5,262             634
85 Executive Boulevard (F)...........................  1968      1997         1,562          155      2,507              12
HAWTHORNE
-----------------------------------------------------
1 Skyline Drive (O)..................................  1980      1997            --           66      1,711              11
10 Skyline Drive (F).................................  1985      1997         1,729          134      2,799              78
11 Skyline Drive (F).................................  1989      1997            --           --      4,788              66
15 Skyline Drive (F).................................  1989      1997            --           --      7,449             305
17 Skyline Drive (O).................................  1989      1997            --           --      7,269              65
2 Skyline Drive (O)..................................  1987      1997            --          109      3,128              10
200 Saw Mill River Road (F)..........................  1965      1997         2,172          353      3,353              68
30 Saw Mill River Road (O)...........................  1982      1997        21,553        2,355     34,254           2,802
4 Skyline Drive (F)..................................  1987      1997            --          363      7,513             371
7 Skyline Drive (O)..................................  1987      1998            --          330     13,013              36
8 Skyline Drive (F)..................................  1985      1997         2,734          212      4,410              85
TARRYTOWN
-----------------------------------------------------
200 White Plains Road (O)............................  1982      1997         5,150          378      8,367             557
220 White Plains Road (O)............................  1984      1997         5,030          367      8,112             156
230 White Plains Road (R)............................  1984      1997         1,158          124      1,845              --


                                                        GROSS AMOUNT AT WHICH CARRIED
                                                           AT CLOSE OF PERIOD (1)
                                                       -------------------------------
                                                                BUILDING AND            ACCUMULATED
PROPERTY LOCATION (2)                                   LAND    IMPROVEMENTS    TOTAL   DEPRECIATION
-----------------------------------------------------  -------  ------------   -------  -----------
WESTCHESTER COUNTY, NEW YORK
ELMSFORD
-----------------------------------------------------
1 Warehouse Lane (I).................................        3        368          371         13
1 Westchester Plaza (F)..............................      199      2,052        2,251        101
100 Clearbrook Road (O)..............................      220      5,829        6,049        273
101 Executive Boulevard (O)..........................      267      5,911        6,178        290
11 Clearbrook Road (F)...............................      149      2,164        2,313        104
150 Clearbrook Road (F)..............................      497      7,081        7,578        338
175 Clearbrook Road (F)..............................      655      7,683        8,338        396
2 Warehouse Lane (I).................................        4        677          681         32
2 Westchester Plaza (F)..............................      234      2,727        2,961        131
200 Clearbrook Road (F)..............................      579      6,705        7,284        324
250 Clearbrook Road (F)..............................      867      8,876        9,743        424
3 Warehouse Lane (I).................................       21      1,949        1,970         93
3 Westchester Plaza (F)..............................      655      7,936        8,591        380
300 Executive Boulevard (F)..........................      460      3,609        4,069        173
350 Executive Boulevard (F)..........................      100      1,793        1,893         86
399 Executive Boulevard (F)..........................      531      7,203        7,734        345
4 Warehouse Lane (I).................................       85     13,455       13,540        651
4 Westchester Plaza (F)..............................      320      3,788        4,108        188
400 Executive Boulevard (F)..........................    2,202      1,964        4,166         88
5 Warehouse Lane (I).................................       19      4,808        4,827        232
5 Westchester Plaza (F)..............................      118      1,949        2,067         93
50 Executive Boulevard (F)...........................      237      2,617        2,854        125
500 Executive Boulevard (F)..........................      258      4,184        4,442        200
525 Executive Boulevard (F)..........................      345      5,507        5,852        265
570 Taxter Road (O)..................................      438      6,118        6,556        301
6 Warehouse Lane (I).................................       10      4,425        4,435        212
6 Westchester Plaza (F)..............................      164      2,019        2,183         99
7 Westchester Plaza (F)..............................      286      4,330        4,616        211
700 Executive Boulevard (L)..........................      970         --          970         --
75 Clearbrook Road (F)...............................    2,314      4,716        7,030        226
77 Executive Boulevard (F)...........................       34      1,110        1,144         53
8 Westchester Plaza (F)..............................      447      5,896        6,343        321
85 Executive Boulevard (F)...........................      155      2,519        2,674        120
HAWTHORNE
-----------------------------------------------------
1 Skyline Drive (O)..................................       66      1,722        1,788         82
10 Skyline Drive (F).................................      134      2,877        3,011        148
11 Skyline Drive (F).................................       --      4,854        4,854        239
15 Skyline Drive (F).................................       --      7,754        7,754        454
17 Skyline Drive (O).................................       --      7,334        7,334        348
2 Skyline Drive (O)..................................      109      3,138        3,247        150
200 Saw Mill River Road (F)..........................      353      3,421        3,774        168
30 Saw Mill River Road (O)...........................    2,356     37,055       39,411      1,921
4 Skyline Drive (F)..................................      363      7,884        8,247        460
7 Skyline Drive (O)..................................      330     13,049       13,379        108
8 Skyline Drive (F)..................................      212      4,495        4,707        229
TARRYTOWN
-----------------------------------------------------
200 White Plains Road (O)............................      378      8,924        9,302        492
220 White Plains Road (O)............................      367      8,268        8,635        418
230 White Plains Road (R)............................      124      1,845        1,969         88

                             MACK-CALI REALTY, L.P.

              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                                                                                   SCHEDULE III
                                                                                             INITIAL COSTS           COSTS
                                                             YEAR                        ---------------------    CAPITALIZED
                                                       ----------------     RELATED               BUILDING AND     SUBSEQUENT
PROPERTY LOCATION (2)                                  BUILT   ACQUIRED   ENCUMBRANCES    LAND    IMPROVEMENTS   TO ACQUISITION
-----------------------------------------------------  -----   --------   ------------   -------  ------------   --------------
WHITE PLAINS
-----------------------------------------------------
1 Barker Avenue (O)..................................  1975      1997            --          207      9,629             143
1 Water Street (O)...................................  1979      1997         3,298          211      5,382             107
11 Martine Avenue (O)................................  1987      1997        15,465          127     26,833           1,900
25 Martine Avenue (M)................................  1987      1997            --          120     11,366             129
3 Barker Avenue (O)..................................  1983      1997            --          122      7,864             337
50 Main Street (O)...................................  1985      1997        27,918          564     48,105           1,425
YONKERS
-----------------------------------------------------
1 Enterprise Boulevard (L)...........................   N/A      1997            --        1,380         --              --
1 Executive Boulevard (O)............................  1982      1997           684        1,104     11,904             386
1 Odell Plaza (F)....................................  1980      1997            --        1,206      6,815              47
100 Corporate Boulevard (F)..........................  1987      1997         6,211          602      9,910              62
2 Executive Plaza (R)................................  1986      1997         7,722           89      2,439              --
200 Corporate Boulevard South (F)....................  1990      1997            --          502      7,575             137
3 Executive Plaza (O)................................  1987      1997            --          385      6,256              --
4 Executive Plaza (F)................................  1986      1997         1,528          584      6,134             275
5 Odell Plaza (F)....................................  1983      1997            --          331      2,988              --
6 Executive Plaza (F)................................  1987      1997            --          546      7,246              --
7 Odell Plaza (F)....................................  1984      1997            --          419      4,418              59

CHESTER COUNTY, PENNSYLVANIA
BERWYN
-----------------------------------------------------
1000 Westlakes Drive (O).............................  1989      1997            --          619      9,016              97
1055 Westlakes Drive (O).............................  1990      1997            --        1,951     19,046             200
1205 Westlakes Drive (O).............................  1988      1997            --        1,323     20,098             287
1235 Westlakes Drive (O).............................  1986      1997            --        1,417     21,215             332

DELAWARE COUNTY, PENNSYLVANIA
LESTER
-----------------------------------------------------
100 Stevens Drive (O)................................  1986      1996            --        1,349     10,018             114
200 Stevens Drive (O)................................  1987      1996            --        1,644     20,186             296
300 Stevens Drive (O)................................  1992      1996            --          491      9,490              76
MEDIA
-----------------------------------------------------
1400 Providence Rd--Center I (O).....................  1986      1996            --        1,042      9,054             616
1400 Providence Rd.--Center II (O)...................  1990      1996            --        1,543     16,464             797

MONTGOMERY COUNTY, PENNSYLVANIA
LOWER PROVIDENCE
-----------------------------------------------------
1000 Madison Avenue (O)..............................  1990      1997            --        1,713     12,559              88
PLYMOUTH MEETING
-----------------------------------------------------
Five Sentry East (O).................................  1984      1996            --          642      7,992             403
Five Sentry West (O).................................  1984      1996            --          268      3,334              34
1150 Plymouth Meeting Mall (O).......................  1970      1997            --          125        499          20,355

FAIRFIELD COUNTY, CONNECTICUT
GREENWICH
-----------------------------------------------------
500 West Putnam Avenue (O)...........................  1973      1998        11,471        3,300     16,734             200
NORWARK
-----------------------------------------------------
40 Richards Avenue (O)...............................  1985      1998            --        1,087     18,399             143
SHELTON
-----------------------------------------------------
1000 Bridgeport Avenue (O)...........................  1986      1997            --          773     14,934              12


                                                        GROSS AMOUNT AT WHICH CARRIED
                                                           AT CLOSE OF PERIOD (1)
                                                       -------------------------------
                                                                BUILDING AND            ACCUMULATED
PROPERTY LOCATION (2)                                   LAND    IMPROVEMENTS    TOTAL   DEPRECIATION
-----------------------------------------------------  -------  ------------   -------  -----------
WHITE PLAINS
-----------------------------------------------------
1 Barker Avenue (O)..................................      207      9,772        9,979        477
1 Water Street (O)...................................      211      5,489        5,700        263
11 Martine Avenue (O)................................      127     28,733       28,860      1,295
25 Martine Avenue (M)................................      120     11,495       11,615        545
3 Barker Avenue (O)..................................      122      8,201        8,323        413
50 Main Street (O)...................................      564     49,530       50,094      2,401
YONKERS
-----------------------------------------------------
1 Enterprise Boulevard (L)...........................    1,380         --        1,380         --
1 Executive Boulevard (O)............................    1,105     12,289       13,394        635
1 Odell Plaza (F)....................................    1,206      6,862        8,068        328
100 Corporate Boulevard (F)..........................      602      9,972       10,574        477
2 Executive Plaza (R)................................       89      2,439        2,528        117
200 Corporate Boulevard South (F)....................      502      7,712        8,214        283
3 Executive Plaza (O)................................      385      6,256        6,641        301
4 Executive Plaza (F)................................      584      6,409        6,993        342
5 Odell Plaza (F)....................................      331      2,988        3,319        143
6 Executive Plaza (F)................................      546      7,246        7,792        347
7 Odell Plaza (F)....................................      419      4,477        4,896        236
CHESTER COUNTY, PENNSYLVANIA
BERWYN
-----------------------------------------------------
1000 Westlakes Drive (O).............................      619      9,113        9,732        425
1055 Westlakes Drive (O).............................    1,951     19,246       21,197        904
1205 Westlakes Drive (O).............................    1,323     20,385       21,708        947
1235 Westlakes Drive (O).............................    1,418     21,546       22,964        979
DELAWARE COUNTY, PENNSYLVANIA
LESTER
-----------------------------------------------------
100 Stevens Drive (O)................................    1,349     10,132       11,481        507
200 Stevens Drive (O)................................    1,644     20,482       22,126      1,016
300 Stevens Drive (O)................................      491      9,566       10,057        479
MEDIA
-----------------------------------------------------
1400 Providence Rd--Center I (O).....................    1,042      9,670       10,712        676
1400 Providence Rd.--Center II (O)...................    1,544     17,260       18,804      1,258
MONTGOMERY COUNTY, PENNSYLVANIA
LOWER PROVIDENCE
-----------------------------------------------------
1000 Madison Avenue (O)..............................    1,714     12,646       14,360        418
PLYMOUTH MEETING
-----------------------------------------------------
Five Sentry East (O).................................      642      8,395        9,037        445
Five Sentry West (O).................................      268      3,368        3,636        184
1150 Plymouth Meeting Mall (O).......................      125     20,854       20,979        407
FAIRFIELD COUNTY, CONNECTICUT
GREENWICH
-----------------------------------------------------
500 West Putnam Avenue (O)...........................    3,300     16,934       20,234        352
NORWARK
-----------------------------------------------------
40 Richards Avenue (O)...............................    1,087     18,542       19,629        157
SHELTON
-----------------------------------------------------
1000 Bridgeport Avenue (O)...........................      773     14,946       15,719        505

                             MACK-CALI REALTY, L.P.

              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                                                                                   SCHEDULE III
                                                                                             INITIAL COSTS           COSTS
                                                             YEAR                        ---------------------    CAPITALIZED
                                                       ----------------     RELATED               BUILDING AND     SUBSEQUENT
PROPERTY LOCATION (2)                                  BUILT   ACQUIRED   ENCUMBRANCES    LAND    IMPROVEMENTS   TO ACQUISITION
-----------------------------------------------------  -----   --------   ------------   -------  ------------   --------------
STAMFORD
-----------------------------------------------------
419 West Avenue (F)..................................  1986      1997            --        4,538      9,246               5
500 West Avenue (F)..................................  1988      1997            --          415      1,679              --
550 West Avenue (F)..................................  1990      1997            --        1,975      3,856               4
650 West Avenue (F)..................................  1998      1998            --        1,328         --           3,624

BEXAR COUNTY, TEXAS
SAN ANTONIO
-----------------------------------------------------
111 Soledad (O)......................................  1918      1997            --        2,004      8,017              58
1777 N.E. Loop 410 (O)...............................  1986      1997            --        3,119     12,477             364
84 N.E. Loop 410 (O).................................  1971      1997            --        2,295     10,382              97
200 Concord Plaza Drive (O)..........................  1986      1997            --        2,387     31,825             318

COLLIN COUNTY, TEXAS
PLANO
-----------------------------------------------------
555 Republic Place (O)...............................  1986      1997            --          942      3,767               2

DALLAS COUNTY, TEXAS
DALLAS
-----------------------------------------------------
3030 LBJ Freeway (O).................................  1984      1997            --        6,098     24,366             734
3100 Monticello (O)..................................  1984      1997            --        1,940      7,762           4,084
8214 Westchester (O).................................  1983      1997            --        1,705      6,819              67
IRVING
-----------------------------------------------------
2300 Valley View (O).................................  1985      1997            --        1,913      7,651             342
RICHARDSON
-----------------------------------------------------
1122 Alma Road (O)...................................  1977      1997            --          754      3,015             100

HARRIS COUNTY, TEXAS
HOUSTON
-----------------------------------------------------
10497 Town & Country Way (O).........................  1981      1997            --        1,619      6,476              79
14511 Falling Creek (O)..............................  1982      1997            --          434      1,738              99
1717 St. James Place (O).............................  1975      1997            --          909      3,636             116
1770 St. James Place (O).............................  1973      1997            --          730      2,920             173
5225 Katy Freeway (O)................................  1983      1997            --        1,403      5,610             156
5300 Memorial (O)....................................  1982      1997            --        1,283      7,269              81

POTTER COUNTY, TEXAS
AMARILLO
-----------------------------------------------------
6900 IH--40 West (O).................................  1986      1997            --          287      1,147              48

TARRANT COUNTY, TEXAS
EULESS
-----------------------------------------------------
150 West Park Way (O)................................  1984      1997            --          852      3,410              56

TRAVIS COUNTY, TEXAS
AUSTIN
-----------------------------------------------------
1250 Capital of Texas Hwy. South (O).................  1985      1998            --        4,121     32,935             345

ARAPAHOE COUNTY, COLORADO
AURORA
-----------------------------------------------------
750 South Richfield Street (O).......................  1997      1998            --        2,680     23,125              27


                                                        GROSS AMOUNT AT WHICH CARRIED
                                                           AT CLOSE OF PERIOD (1)
                                                       -------------------------------
                                                                BUILDING AND            ACCUMULATED
PROPERTY LOCATION (2)                                   LAND    IMPROVEMENTS    TOTAL   DEPRECIATION
-----------------------------------------------------  -------  ------------   -------  -----------
STAMFORD
-----------------------------------------------------
419 West Avenue (F)..................................    4,538      9,251       13,789        445
500 West Avenue (F)..................................      415      1,679        2,094         80
550 West Avenue (F)..................................    1,975      3,860        5,835        185
650 West Avenue (F)..................................    1,328      3,624        4,952         30
BEXAR COUNTY, TEXAS
SAN ANTONIO
-----------------------------------------------------
111 Soledad (O)......................................    2,004      8,075       10,079        212
1777 N.E. Loop 410 (O)...............................    3,119     12,841       15,960        346
84 N.E. Loop 410 (O).................................    2,296     10,478       12,774        271
200 Concord Plaza Drive (O)..........................    2,393     32,137       34,530        840
COLLIN COUNTY, TEXAS
PLANO
-----------------------------------------------------
555 Republic Place (O)...............................      942      3,769        4,711         98
DALLAS COUNTY, TEXAS
DALLAS
-----------------------------------------------------
3030 LBJ Freeway (O).................................    6,098     25,100       31,198        685
3100 Monticello (O)..................................    2,511     11,275       13,786        257
8214 Westchester (O).................................    1,705      6,886        8,591        178
IRVING
-----------------------------------------------------
2300 Valley View (O).................................    1,913      7,993        9,906        200
RICHARDSON
-----------------------------------------------------
1122 Alma Road (O)...................................      754      3,115        3,869         80
HARRIS COUNTY, TEXAS
HOUSTON
-----------------------------------------------------
10497 Town & Country Way (O).........................    1,619      6,555        8,174        181
14511 Falling Creek (O)..............................      434      1,837        2,271         45
1717 St. James Place (O).............................      909      3,752        4,661        112
1770 St. James Place (O).............................      730      3,093        3,823         88
5225 Katy Freeway (O)................................    1,403      5,766        7,169        148
5300 Memorial (O)....................................    1,710      6,923        8,633        179
POTTER COUNTY, TEXAS
AMARILLO
-----------------------------------------------------
6900 IH--40 West (O).................................      287      1,195        1,482         34
TARRANT COUNTY, TEXAS
EULESS
-----------------------------------------------------
150 West Park Way (O)................................      852      3,466        4,318         89
TRAVIS COUNTY, TEXAS
AUSTIN
-----------------------------------------------------
1250 Capital of Texas Hwy. South (O).................    4,121     33,280       37,401        760
ARAPAHOE COUNTY, COLORADO
AURORA
-----------------------------------------------------
750 South Richfield Street (O).......................    2,682     23,150       25,832        444

                             MACK-CALI REALTY, L.P.

              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                                                                                   SCHEDULE III
                                                                                             INITIAL COSTS           COSTS
                                                             YEAR                        ---------------------    CAPITALIZED
                                                       ----------------     RELATED               BUILDING AND     SUBSEQUENT
PROPERTY LOCATION (2)                                  BUILT   ACQUIRED   ENCUMBRANCES    LAND    IMPROVEMENTS   TO ACQUISITION
-----------------------------------------------------  -----   --------   ------------   -------  ------------   --------------
DENVER
-----------------------------------------------------
400 South Colorado Boulevard (O).....................  1983      1998            --        1,461     10,620             133
ENGLEWOOD
-----------------------------------------------------
5350 South Roslyn Street (O).........................  1982      1998            --          862      6,831              30
9359 East Nichols Avenue (O).........................  1997      1998            --        1,155      8,171              19

BOULDER COUNTY, COLORADO
BROOMFIELD
-----------------------------------------------------
105 South Technology Court (O).......................  1997      1998            --          653      4,936              14
303 South Technology Court-A (O).....................  1997      1998            --          623      3,892               4
303 South Technology Court-B (O).....................  1997      1998            --          623      3,892               4
LOUISVILLE
-----------------------------------------------------
1172 Century Drive (O)...............................  1996      1998            --          707      4,647              16
248 Centennial Parkway (O)...........................  1996      1998            --          708      4,647              16
285 Century Place (O)................................  1997      1998            --          889     10,133              13

DENVER COUNTY, COLORADO
DENVER
-----------------------------------------------------
3600 South Yosemite (O)..............................  1974      1998            --          556     12,980              28

DOUGLAS COUNTY, COLORADO
ENGLEWOOD
-----------------------------------------------------
384 Inverness Drive South (O)........................  1985      1998            --          703      5,653              50
400 Inverness Drive (O)..............................  1997      1998            --        1,584     19,878              24
5975 South Quebec Street (O).........................  1996      1998            --          855     11,551              39
67 Inverness Drive East (O)..........................  1996      1998            --        1,034      5,516              10
PARKER
-----------------------------------------------------
9777 Pyramid Court (O)...............................  1995      1998            --        1,304     13,189              25

EL PASO COUNTY, COLORADO
COLORADO SPRINGS
-----------------------------------------------------
1975 Research Parkway (O)............................  1997      1998            --        1,397     13,221              --

JEFFERSON COUNTY, COLORADO
LAKEWOOD
-----------------------------------------------------
141 Union Boulevard (O)..............................  1985      1998            --          774      6,891             276

MARICOPA COUNTY, ARIZONA
GLENDALE
-----------------------------------------------------
5551 West Talavi Boulevard (O).......................  1991      1997         6,717        2,732     10,927           5,743
PHOENIX
-----------------------------------------------------
19640 North 31st Street (O)..........................  1990      1997         7,112        3,437     13,747               4
20002 North 19th Avenue (O)..........................  1986      1997         3,386        1,843      7,371              15
SCOTTSDALE
-----------------------------------------------------
9060 E. Via Linda Boulevard (O)......................  1984      1997            --        3,720     14,879              --

SAN FRANCISCO COUNTY, CALIFORNIA
SAN FRANCISCO
-----------------------------------------------------
760 Market Street (O)................................  1908      1997            --        5,588     22,352          36,844


                                                        GROSS AMOUNT AT WHICH CARRIED
                                                           AT CLOSE OF PERIOD (1)
                                                       -------------------------------
                                                                BUILDING AND            ACCUMULATED
PROPERTY LOCATION (2)                                   LAND    IMPROVEMENTS    TOTAL   DEPRECIATION
-----------------------------------------------------  -------  ------------   -------  -----------
DENVER
-----------------------------------------------------
400 South Colorado Boulevard (O).....................    1,461     10,753       12,214        176
ENGLEWOOD
-----------------------------------------------------
5350 South Roslyn Street (O).........................      862      6,861        7,723        169
9359 East Nichols Avenue (O).........................    1,155      8,190        9,345        154
BOULDER COUNTY, COLORADO
BROOMFIELD
-----------------------------------------------------
105 South Technology Court (O).......................      653      4,950        5,603        101
303 South Technology Court-A (O).....................      623      3,896        4,519         98
303 South Technology Court-B (O).....................      623      3,896        4,519         98
LOUISVILLE
-----------------------------------------------------
1172 Century Drive (O)...............................      707      4,663        5,370        122
248 Centennial Parkway (O)...........................      708      4,663        5,371        122
285 Century Place (O)................................      891     10,144       11,035        176
DENVER COUNTY, COLORADO
DENVER
-----------------------------------------------------
3600 South Yosemite (O)..............................      556     13,008       13,564        225
DOUGLAS COUNTY, COLORADO
ENGLEWOOD
-----------------------------------------------------
384 Inverness Drive South (O)........................      703      5,703        6,406        129
400 Inverness Drive (O)..............................    1,584     19,902       21,486        352
5975 South Quebec Street (O).........................      856     11,589       12,445        253
67 Inverness Drive East (O)..........................    1,035      5,525        6,560        139
PARKER
-----------------------------------------------------
9777 Pyramid Court (O)...............................    1,305     13,213       14,518        320
EL PASO COUNTY, COLORADO
COLORADO SPRINGS
-----------------------------------------------------
1975 Research Parkway (O)............................    1,397     13,221       14,618        256
JEFFERSON COUNTY, COLORADO
LAKEWOOD
-----------------------------------------------------
141 Union Boulevard (O)..............................      775      7,166        7,941        163
MARICOPA COUNTY, ARIZONA
GLENDALE
-----------------------------------------------------
5551 West Talavi Boulevard (O).......................    3,593     15,809       19,402        336
PHOENIX
-----------------------------------------------------
19640 North 31st Street (O)..........................    3,437     13,751       17,188        359
20002 North 19th Avenue (O)..........................    1,843      7,386        9,229        192
SCOTTSDALE
-----------------------------------------------------
9060 E. Via Linda Boulevard (O)......................    3,720     14,879       18,599        388
SAN FRANCISCO COUNTY, CALIFORNIA
SAN FRANCISCO
-----------------------------------------------------
760 Market Street (O)................................   13,499     51,285       64,784        852

                             MACK-CALI REALTY, L.P.

              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                                                                                   SCHEDULE III
                                                                                             INITIAL COSTS           COSTS
                                                             YEAR                        ---------------------    CAPITALIZED
                                                       ----------------     RELATED               BUILDING AND     SUBSEQUENT
PROPERTY LOCATION (2)                                  BUILT   ACQUIRED   ENCUMBRANCES    LAND    IMPROVEMENTS   TO ACQUISITION
-----------------------------------------------------  -----   --------   ------------   -------  ------------   --------------
HILLSBOROUGH COUNTY, FLORIDA
TAMPA
-----------------------------------------------------
501 Kennedy Boulevard (O)............................  1982      1997            --        3,959     15,837             127

POLK COUNTY, IOWA
WEST DES MOINES
-----------------------------------------------------
2600 Westown Parkway (O).............................  1988      1997            --        1,708      6,833              39

DOUGLAS COUNTY, NEBRASKA
OMAHA
-----------------------------------------------------
210 South 16th Street (O)............................  1894      1997            --        2,559     10,236              81

DISTRICT OF COLUMBIA
WASHINGTON
-----------------------------------------------------
1400 L Street, NW (O)................................  1987      1998            --       13,054     27,423             166
1709 New York Avenue, NW (O).........................  1972      1998            --       19,898     29,686             158

PRINCE GEORGE'S COUNTY, MARYLAND
LANHAM
-----------------------------------------------------
4200 Parliament Place (O)............................  1989      1998            --        2,114     13,546             198

PROJECTS UNDER DEVELOPMENT...........................                            --       40,200         --           4,418

FURNITURE, FIXTURES & EQUIPMENT......................                            --           --         --           5,686
                                                                          ------------   -------  ------------   --------------
TOTALS...............................................                       $749,331     $488,872 2,$584,351        $394,576
                                                                          ------------   -------  ------------   --------------
                                                                          ------------   -------  ------------   --------------


                                                        GROSS AMOUNT AT WHICH CARRIED
                                                           AT CLOSE OF PERIOD (1)
                                                       -------------------------------
                                                                BUILDING AND            ACCUMULATED
PROPERTY LOCATION (2)                                   LAND    IMPROVEMENTS    TOTAL   DEPRECIATION
-----------------------------------------------------  -------  ------------   -------  -----------
HILLSBOROUGH COUNTY, FLORIDA
TAMPA
-----------------------------------------------------
501 Kennedy Boulevard (O)............................    3,959     15,964       19,923        415
POLK COUNTY, IOWA
WEST DES MOINES
-----------------------------------------------------
2600 Westown Parkway (O).............................    1,708      6,872        8,580        183
DOUGLAS COUNTY, NEBRASKA
OMAHA
-----------------------------------------------------
210 South 16th Street (O)............................    2,559     10,317       12,876        271
DISTRICT OF COLUMBIA
WASHINGTON
-----------------------------------------------------
1400 L Street, NW (O)................................   13,054     27,589       40,643        406
1709 New York Avenue, NW (O).........................   19,898     29,844       49,742        444
PRINCE GEORGE'S COUNTY, MARYLAND
LANHAM
-----------------------------------------------------
4200 Parliament Place (O)............................    2,114     13,744       15,858        164
PROJECTS UNDER DEVELOPMENT...........................   40,200      4,418       44,618          4
FURNITURE, FIXTURES & EQUIPMENT......................       --      5,686        5,686      1,716
                                                       -------  ------------   -------  -----------
TOTALS...............................................  $510,534 2,$957,265     $3,467,799  $177,934
                                                       -------  ------------   -------  -----------
                                                       -------  ------------   -------  -----------

----------------------------------

(1) The aggregate cost for federal income tax purposes at December 31, 1998 was approximately $2.31 billion.

(2) Legend of Property Codes:

(O)=Office Property                         (M)=Multi-family Residential Property
(F)=Office/Flex Property                    (R)=Stand-alone Retail Property
(I)=Industrial/Warehouse Property           (L)=Land Lease

                             MACK-CALI REALTY, L.P.

              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                          MACK-CALI REALTY CORPORATION
                              NOTE TO SCHEDULE III

    Changes in rental properties and accumulated depreciation for the periods ended December 31, 1998, 1997 and 1996 are as follows:

                                                                                            1998          1997         1996
                                                                                        ------------  ------------  ----------
RENTAL PROPERTIES:
--------------------------------------------------------------------------------------
Balance at beginning of year..........................................................  $  2,629,616  $    853,352  $  387,675
  Additions...........................................................................       838,183     1,776,264     473,371
  Retirements/Disposals...............................................................            --            --      (7,694)
                                                                                        ------------  ------------  ----------
Balance at end of year................................................................  $  3,467,799  $  2,629,616  $  853,352
                                                                                        ------------  ------------  ----------
                                                                                        ------------  ------------  ----------
Accumulated Depreciation:
Balance at beginning of year..........................................................  $    103,133  $     68,610  $   59,095
  Depreciation expense................................................................        74,801        34,523      12,810
  Retirements/Disposals...............................................................            --            --      (3,295)
                                                                                        ------------  ------------  ----------
Balance at end of year................................................................  $    177,934  $    103,133  $   68,610
                                                                                        ------------  ------------  ----------
                                                                                        ------------  ------------  ----------