Form 10-K/A
period 1998-12-31
MACK CALI REALTY L P
filed 1999-03-31
CIK 1067063

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

|X|   ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

For the fiscal year ended:  December 31, 1998

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    Commission File No. 333-57103

                             MACK-CALI REALTY, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                      22-3315804
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

11 Commerce Drive, Cranford New Jersey                   07016-3599
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip code)

                                 (908) 272-8000
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

    (Title of Each Class)            (Name of Each Exchange on Which Registered)

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

                             MACK-CALI REALTY, L.P.

                                 AMENDMENT NO. 1
                        TO THE ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

         Mack-Cali Realty, L.P. (together with its subsidiaries, the "Registrant" or the "Operating Partnership") hereby amends and restates in its entirety the following items of its Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as set forth in the pages attached hereto:

     1. ITEM 10 IS HEREBY AMENDED AND RESTATED AS FOLLOWS:

DIRECTORS AND EXECUTIVE OFFICERS

         The Operating Partnership does not have any directors or executive officers. Set forth below is certain information as of March 15, 1999 for (i) the members of the Board of Directors of the Corporation (the "Board of Directors"), (ii) the executive officers of the Corporation and (iii) the directors and executive officers of the Corporation as a group. The Corporation is the sole general partner of the Operating Partnership.

                                                                                                                      PERCENT OF
                                                                                                                          SHARES
                                                                                                     PERCENT OF      OUTSTANDING
                                                                                                         SHARES   (CALCULATED ON
                                                                   FIRST     TERM      NUMBER OF    OUTSTANDING  A FULLY-DILUTED
NAME AND POSITION (1)                                    AGE     ELECTED  EXPIRES     SHARES (2)         (%)(3)     BASIS)(%)(4)
---------------------                                    ---     -------  -------     ----------         ------     ------------
John J. Cali, Chairman of the ..........................  80        1994     2000      475,908(9)             *                *
   Board(5)
Thomas A. Rizk, Chief Executive Officer
     and Director (5) ..................................  41        1994     2000      428,928(10)            *                *
Mitchell E. Hersh, President, Chief Operating
   Officer and Director (5) ............................  48        1997     2000      257,414(11)            *                *
Brant Cali, Executive Vice President -
   Operations, Leasing and Marketing and
   Assistant Secretary .................................  45          --       --      572,174(12)            *                *
John R. Cali, Executive Vice President -
   Development .........................................  51          --       --      423,824(13)            *                *
Timothy M. Jones, Executive Vice President and
   Chief Investment Officer ............................  43          --       --      317,398(14)            *                *
Barry Lefkowitz, Executive Vice President and
   Chief Financial Officer .............................  36          --       --       64,210(15)            *                *
Roger W. Thomas, Executive Vice President,
   General Counsel and Secretary .......................  41          --       --       64,484(16)            *                *
Martin S. Berger, Director (6) .........................  68        1998     2000      531,532(17)            *                *
Brendan T. Byrne, Director (8) .........................  74        1994     2001       17,100(18)            *                *
Martin D. Gruss, Director (8) ..........................  56        1997     2001       35,000(19)            *                *
Jeffrey B. Lane, Director (7) ..........................  56        1997     2001       15,000(20)            *                *
Earle I. Mack, Director ................................  60        1997     1999    2,681,917(21)         4.40             3.42
William L. Mack, Director (5) ..........................  59        1997     1999    4,465,701(22)         7.12             5.70
Paul A. Nussbaum, Director (8) .........................  51        1997     1999       64,785(23)            *                *
Alan G. Philibosian, Director (7) ......................  45        1997     1999       15,500(24)            *                *
Irvin D. Reid, Director (8) ............................  58        1994     2000       10,000(25)            *                *
Vincent Tese, Director (7) .............................  56        1997     2001       12,000(26)            *                *
Robert F. Weinberg (27) ................................  68        1997      (27)     536,532(28)            *                *
                                                                                    -------------         -----            -----
All directors and executive officers as a group.........                            10,989,407(29)        15.94            14.02
                                                                                    =============         =====            =====

----------

*        Beneficial Ownership of less than 1 percent is omitted.

(1) Certain executive officers and directors of the Corporation and various other persons and entities beneficially own in the aggregate, approximately 11.4 percent of the partnership interests in the Operating Partnership in which the Corporation has a 79.2% general partnership interest and the aggregate limited partners' interest is 20.8%. The limited partners of the Operating Partnership share with the Corporation, as general partner, in the net income or loss and any distributions of the Operating Partnership. Pursuant to the partnership agreement of the Operating Partnership, limited partnership interests are redeemable into shares of Common Stock on a one-for-one basis.

(2) Except as otherwise noted below, all shares of Common Stock are owned beneficially by the individual listed with sole voting and/or investment power.

(3) Assumes redemption of only the limited partnership interests in the Operating Partnership beneficially owned by such owner into shares of Common Stock (disregarding any waiting periods before such redemption is legally permitted) and the exercise of vested options and warrants held only by such owner.

(4) Assumes the redemption of all outstanding limited partnership interests in the Operating Partnership into shares of Common Stock and the exercise of all vested options and warrants.

(5)      Member of Executive Committee of the Board of Directors.

(6) Appointed as director of the Corporation upon resignation of Robert F. Weinberg as member of the Board of Directors of the Corporation on December 1, 1998.

(7) Member of Option and Executive Compensation Committee of the Board of Directors.

(8)      Member of Audit Committee.

(9) Includes 290,561 shares of Common Stock that may be issued upon the redemption of all of John J. Cali's limited partnership interests in the Operating Partnership and 158,569 shares of Common Stock that may be issued upon the redemption of all of the limited partnership interests in the Operating Partnership held by members of John J. Cali's immediate family and trusts of which he is a trustee. Also includes vested options to purchase 25,627 shares of Common Stock.

(10) Includes 141,383 shares of Common Stock that may be issued upon the redemption of all of Thomas A. Rizk's limited partnership interests in the Operating Partnership. Also includes vested options to purchase 135,990 shares of Common Stock.

(11) Includes 121,424 shares of Common Stock that may be issued upon the redemption of all of Mitchell E. Hersh's limited partnership interests in the Operating Partnership. Also includes vested warrants to purchase 135,990 shares of Common Stock.

(12) Includes 149,501 shares of Common Stock that may be issued upon the redemption of all of Brant Cali's limited partnership interests in the Operating Partnership. Also includes vested options to purchase 367,118 shares of Common Stock.

(13) Includes 83,951 shares of Common Stock that may be issued upon the redemption of all of John R. Cali's limited partnership interests in the Operating Partnership. Also includes vested options to purchase 284,318 shares of Common Stock.

(14) Includes vested warrants to purchase 170,000 shares of Common Stock and vested options to purchase 45,118 shares of Common Stock. Also includes 102,280 limited partnership interests in the Operating Partnership.

(15)     Includes vested options to purchase 38,854 shares of Common Stock.

(16)     Includes vested options to purchase 38,854 shares of Common Stock.

(17) Includes 521,532 limited partnership interests in the Operating Partnership and vested options to purchase 10,000 shares of Common Stock.

(18)     Includes vested options to purchase 17,000 shares of Common Stock.

(19) Includes 5,000 shares of Common Stock held by trusts of which Mr. Gruss is a trustee, of which Mr. Gruss disclaims beneficial ownership. Also includes vested options to purchase 10,000 shares of Common Stock.

(20)     Includes vested options to purchase 10,000 shares of Common Stock.

(21) Includes 2,671,917 shares of Common Stock that may be issued upon the redemption of all of Earle I. Mack's limited partnership interests in the Operating Partnership (67,441 of which result from the redemption of contingent [Units] and 410,195 of which result from the exercise of warrants to purchase limited partnership units of the Operating Partnership (the "Unit Warrants")). Also includes vested options to purchase 10,000 shares of Common Stock.

(22) Includes 3,058,865 shares of Common Stock that may be issued upon the redemption of all of William L. Mack's limited partnership interests in the Operating Partnership (68,168 of which result from the redemption of contingent Units and 465,886 of which result from the exercise of Unit Warrants) and vested options to purchase 10,000 shares of Common Stock. Also includes 983,699 shares of Common Stock that may be issued upon the redemption of all of the limited partnership interests in the Operating Partnership (1,500 of which result from the redemption of contingent Units and 149,930 of which result from the exercise of Unit Warrants) held by trusts of which Mr. Mack or his wife is a trustee, of which Mr. Mack disclaims beneficial ownership. Also includes 413,137 shares of Common Stock that may be issued upon the redemption of all of the limited partnership interests in the Operating Partnership (63,334 of which results from the exercise of Unit Warrants) held by a partnership to which Mr. Mack possesses sole or shared dispositive or voting power.

(23) Includes 54,785 shares of Common Stock that may be issued upon the redemption of all of Paul A. Nussbaum's limited partnership interests in the Operating Partnership (1,336 of which result from the redemption of contingent Units and 9,095 of which result from the exercise of Unit Warrants). Also includes vested options to purchase 10,000 shares of Common Stock.

(24) Includes 250 shares of Common Stock owned by Mr. Philibosian's family of which Mr. Philibosian disclaims beneficial ownership. Also includes vested options to purchase 15,000 shares of Common Stock.

(25)     Includes vested options to purchase 10,000 shares of Common Stock.

(26)     Includes vested options to purchase 10,000 shares of Common Stock.

(27) Resigned from the Board of Directors of the Corporation on December 1, 1998. Presently serves as a member of the Advisory Board.

(28) Includes 521,532 limited partnership interests in the Operating Partnership and vested options to purchase 15,000 shares of Common Stock. Does not include 1,000 shares of Common Stock owned by Mr. Weinberg's wife, of which Mr. Weinberg disclaims beneficial ownership.

(29) Includes 6,473,407 shares of Common Stock that may be issued upon the redemption of all of the executive officers' and directors' limited partnership interests in the Operating Partnership. Includes 1,701,290 shares of Common Stock that may be issued upon the redemption of all of the limited partnership interests in the Operating Partnership held by members of the directors' and executive officers' immediate families, trusts of which they are trustees or entities over which they possess sole or shared dispositive or voting power. Includes 1,098,440 shares of Common Stock reserved for issuance upon the exercise of Unit Warrants that are owned by executive officers, directors, their immediate family members and related trusts. Also includes vested options to purchase 1,062,879 shares of Common Stock and vested warrants to purchase 305,990 shares of Common Stock.

         The Corporation's Amended and Restated Articles of Incorporation divides the Corporation's Board of Directors into three classes, with the members of each such class serving staggered three-year terms. The Board of Directors presently consists of thirteen members as follows: Class I directors, Brendan T. Byrne, Martin D. Gruss, Jeffrey B. Lane and Vincent Tese, whose terms expire in 2001; Class II directors, Earle I. Mack, William L. Mack, Paul A. Nussbaum and Alan G. Philibosian, whose terms expire in 1999 (and if re-elected at the annual meeting of the stockholders of the Corporation to be held on May 19, 1999 (the "Annual Meeting"), in 2002); and Class III directors, Martin S. Berger, John J. Cali, Mitchell E. Hersh, Irvin D. Reid and Thomas A. Rizk, whose terms expire in 2000.

         At the Annual Meeting, the stockholders will elect four directors to serve as Class II directors. The Class II directors who are elected at the Annual Meeting will serve until the Annual Meeting of Stockholders to be held in 2002 and until such directors' respective successors are elected or appointed and qualify or until any such director's earlier resignation or removal. The Board of Directors believes that nominees Nathan Gantcher, Earle I. Mack, William L. Mack and Alan G. Philibosian will stand for election and will, if elected, serve as such Class II directors. Paul A. Nussbaum, a current Class II director, has declined renomination for another term as a member of the Board of Directors. However, in the event any nominee is unable or unwilling to serve as a Class II director at the time of the Annual

Meeting, the proxies may be voted for the balance of those nominees named and for any substitute nominee designated by the present Board of Directors or the proxy holders to fill such vacancy or for the balance of those nominees named without nomination of a substitute, or the Board of Directors may be reduced in accordance with the By-laws of the Corporation.

         Biographical information concerning the director nominees for the Board of Directors is set forth below.

         NATHAN GANTCHER, director nominee, is being nominated to serve as a director of the Corporation beginning in 1999. Mr. Gantcher serves as Vice Chairman of CIBC Oppenheimer Corp. Prior to becoming Vice Chairman of CIBC Oppenheimer Corp., Mr. Gantcher served as co-Chief Executive Officer of Oppenheimer & Co., Inc. Mr. Gantcher currently serves as Chairman of the Board of Trustees of Tufts University, a Director of Datron, Inc. and as a member of the Council of Foreign Relations. Mr. Gantcher received his A.B. in Economics and Biology from Tufts University and his M.B.A. from the Columbia University Graduate School of Business.

         EARLE I. MACK, director nominee, was appointed as a director of the Corporation in 1997 in connection with the acquisition by the Corporation of certain properties of The Mack Company and Patriot American Office Group (the "Mack Transaction"). Prior to joining the Corporation in connection with the Mack Transaction, Mr. Mack served as Senior Partner and Chief Financial Officer of the Mack organization since 1964, where he pioneered the development of large, Class A office properties and helped to increase the Mack organization's portfolio to approximately 20 million square feet. Mr. Mack has a B.S. degree in Business Administration from Drexel University and also attended Fordham Law School.

         WILLIAM L. MACK, director nominee, was appointed as a director of the Corporation in 1997 in connection with the Mack Transaction. Mr. Mack serves as Chairman of the Corporation's Executive Committee. Prior to joining Mack-Cali in connection with the Mack Transaction, Mr. Mack served as Managing Partner of the Mack organization, where he pioneered the development of large, Class A office properties and helped to increase the Mack organization's portfolio to approximately 20 million square feet. Mr. Mack also served as chairman of Patriot American Office Group. In addition, Mr. Mack is a managing partner of Apollo Real Estate Advisors, L.P. whose investment funds have invested in greater than $10 billion of various diversified real estate ventures. Mr. Mack also currently serves as a member of the board of directors of Koger Equity, Inc., The Bear Stearns Companies, Inc., Metropolis Realty Trust, Inc., Metropolitan Regional Advisory Board and Vail Resorts, Inc. Mr. Mack is a trustee of the North Shore-Long Island Jewish Health System and the University of Pennsylvania, a member of the Board of Overseers of The Wharton School and serves on the Executive Committee for the Real Estate Center of The Wharton School. Mr. Mack attended the Wharton School of Business and Finance at the University of Pennsylvania and has a B.S. degree in business administration, finance and real estate from New York University.

         ALAN G. PHILIBOSIAN, director nominee, was appointed as a director of the Corporation in 1997. Mr. Philibosian is an attorney practicing in Englewood, New Jersey. Mr. Philibosian is currently a Commissioner on The Port Authority of New York and New Jersey, and also serves on the Board of Directors of the Armenian Missionary Association of America, Paramus, New Jersey and John Harms Center for the Arts, Englewood, New Jersey. Mr. Philibosian graduated from Rutgers College, and received his J.D. degree from Boston College Law School and his LL.M. degree in taxation from New York University.

         Biographical information concerning the remaining directors and executive officers of the Corporation is set forth below.

         JOHN J. CALI has served as Chairman of the Board of Directors since 1994 and as a member of the Executive Committee of the Board of Directors of the Corporation since 1997. In addition, Mr. Cali was a principal of Cali Associates and a member of its Executive and Long Range Planning Committees from 1949 to 1994. Mr. Cali co-founded Cali Associates in 1949 and since such date has been responsible for its and the Corporation's overall development strategies and policies. Mr. Cali graduated from Indiana University.

         THOMAS A. RIZK has served as Chief Executive Officer since January 1996, as a member of the Board of Directors of the Corporation since 1994 and a member of the Executive Committee of the Board of Directors of the Corporation since 1997. In addition, Mr. Rizk was a principal of Cali Associates and served as its General Counsel and as a member of its Executive Committee from 1989 to 1994, as its Chief Financial Officer from 1991 to 1994 and as the Corporation's President from 1994 through December 1997. Mr. Rizk was responsible for coordinating all financial activities for Cali Associates and for developing its strategic direction and investment strategies. Mr. Rizk is responsible for the strategic direction and long-term planning for the Corporation. He is also responsible for creating and implementing the Corporation's capital market strategies. Mr. Rizk also serves on the Board of Governors of the National Association of Real Estate Investment Trusts (NAREIT) and the New York University REIT Center Board of Advisors. Prior to joining Cali Associates, Mr. Rizk was vice president and general counsel of Dubnoff & Koch, a New Jersey-based real estate development firm. He received his J.D. degree from Rutgers School of Law and his LL.M. degree in taxation from New York University School of Law.

         MITCHELL E. HERSH has served as President and Chief Operating Officer and as a member of the Board of Directors of the Corporation and as a member of the Executive Committee of the Board of Directors of the Corporation since 1997. Prior to joining the Corporation in connection with the Mack Transaction, Mr. Hersh served as a Partner of the Mack organization since 1982 and as Chief Operating Officer of the Mack organization since 1990, where he was responsible for overseeing the development, operations, leasing and acquisitions of the Mack organization's office and industrial portfolio. Mr. Hersh is responsible for the strategic direction and long-term planning for the Corporation, with particular emphasis on the operations and acquisitions departments. Mr. Hersh has a B.A. degree in architecture from Ohio University.

         BRANT CALI serves as Executive Vice President-Operations, Leasing and Marketing, as Assistant Secretary of the Corporation and as a member of the Advisory Board of the Corporation. In addition, Mr. Cali was a principal of Cali Associates and served as a member of its Executive and Long Range Planning Committees from 1981 to 1994, and as the Corporation's Chief Operating Officer from 1994 through December 1997. Mr. Cali is responsible for directing the Corporation's property management, leasing and marketing departments as well as general administrative oversight at the Corporation's headquarters in Cranford, New Jersey. In addition, as part of the Corporation's senior management team, Mr. Cali is responsible for the Corporation's overall strategic direction. Mr. Cali holds a Ph.D. degree in plant pathology from North Carolina State University.

         JOHN R. CALI serves as Executive Vice President-Development of the Corporation. Mr. Cali served as Chief Administrative Officer of the Corporation until December 1997. In addition, Mr. Cali was a principal of Cali Associates and served as a member of its Long Range Planning Committee from 1981 to 1994 and its Executive Committee from 1987 to 1994 and was responsible for the development of Cali Associates' office system and the management of its office personnel. Mr. Cali also developed and organized the leasing and property management departments of Cali Associates and he is now responsible for directing the development functions of the Corporation. Mr. Cali has an M.Ed. degree in counseling, organizational development and personnel from the University of Missouri.

         TIMOTHY M. JONES serves as Executive Vice President and Chief Investment Officer of the Corporation. Prior to joining the Corporation, Mr. Jones served as Executive Vice President and Chief Operating Officer of The Robert Martin Company, where he was responsible for the daily corporate operations and management of the firm's six-million square foot portfolio in New York and Connecticut. Prior to joining The Robert Martin Company, Mr. Jones served as a Vice President in Chemical Bank's Real Estate Division, as President of Clifton Companies in Stamford, Connecticut and Federated National Corporation in State College, Pennsylvania. Mr. Jones is responsible for directing the acquisition and disposition functions of the Corporation. Mr. Jones has a B.A. degree in economics from Yale University and an M.S. degree in business from Columbia University.

         BARRY LEFKOWITZ serves as Executive Vice President and Chief Financial Officer of the Corporation. Mr. Lefkowitz is responsible for development and implementation of the Corporation's strategic financial plan, long-term forecasting, investor relations, management of capital markets activities, and financial reporting matters. Mr. Lefkowitz also assists the Corporation with the structuring of mergers and acquisitions, disclosure requirements and strategic planning matters. Before joining the Corporation, Mr. Lefkowitz was a Senior Manager specializing in real estate with the accounting firm of Deloitte & Touche LLP. Mr. Lefkowitz is a certified public accountant and a graduate of Brooklyn College.

         ROGER W. THOMAS serves as Executive Vice President, General Counsel and Secretary of the Corporation. Mr. Thomas is responsible for structuring and implementing the Corporation's acquisitions and mergers, corporate governance, supervising outside legal counsel, insuring legal compliance and preparation of required disclosure documents. Mr. Thomas also assists the Corporation in investor relations and in implementing the Corporation's investment strategies, financial activities and acquisitions. Prior to joining the Corporation, Mr. Thomas was a partner at the law firm of Dreyer & Traub in New York, specializing in real estate and commercial transactions. Mr. Thomas holds a BSBA in finance and a J.D. degree from the University of Denver.

         MARTIN S. BERGER has served as a member of the Board of Directors of the Corporation since 1998. Prior to joining the Corporation, Mr. Berger served as Co-Chairman and General Partner of The Robert Martin Company since its founding in 1957. Mr. Berger is Chairman of the Board and Chief Executive Officer of City & Suburban Federal Savings Bank, President of the Construction Industry Foundation, and a Board Member of The White Plains Hospital Medical Center. Mr. Berger holds a B.S. degree in finance from New York University.

         BRENDAN T. BYRNE has served as a member of the Board of Directors of the Corporation since 1994. Mr. Byrne served two consecutive terms as Governor of the State of New Jersey prior to 1982 and has been a senior partner with Carella, Byrne, Bain, Gilfillan, Cecchi, Stewart & Olstein, a Roseland, New Jersey law firm, since 1982. Governor Byrne graduated from Princeton University's School of Public Affairs and received his LL.B from Harvard Law School.

         MARTIN D. GRUSS has served as a member of the Board of Directors of the Corporation since 1997. Mr. Gruss is the Senior Partner of Gruss & Co., a private investment firm. From 1989-1993 Mr. Gruss served as a Director of Acme Metals Incorporated. Mr. Gruss currently serves as a member of the Board of Overseers of the Wharton School and as a Trustee of the Lawrenceville School. Mr. Gruss has a B.S. degree in Economics from the Wharton School of the University of Pennsylvania and a J.D. degree from New York University School of Law.

         JEFFREY B. LANE has served as a member of the Board of Directors of the Corporation since 1997. Mr. Lane is Principal and Chief Administrative Officer of Neuberger Berman, which he joined in 1998. Prior to joining Neuberger Berman, Mr. Lane was Vice Chairman of Travelers Group. Mr. Lane was affiliated with Shearson Lehman Brothers from 1969 to 1990 as President, Chief Operating Officer, Chief Financial Officer and a member of its board of directors. Mr. Lane currently serves as a Director of the North Shore/Long Island Jewish Health System and the National Academy of Finance and as Chairman of the New York City Academy of Finance. Mr. Lane has a B.A. degree from New York University and an M.B.A. degree from the Columbia University Graduate School of Business.

         PAUL A. NUSSBAUM, has served as a member of the Board of Directors of the Corporation since 1997. Prior to joining the Corporation, Mr. Nussbaum founded the Patriot American group of companies and currently serves as Chairman Emeritus of Patriot American Hospitality, Inc. Prior to his association with Patriot American, Mr. Nussbaum practiced real estate and corporate law in New York for 20 years, the last twelve of which he served as chairman of the real estate department of Schulte Roth & Zabel. Mr. Nussbaum currently serves as an overseer of Colby College, a member of the Board of Visitors of the Georgetown University Law Center, a trustee of the Dallas Symphony and a National Trustee of the National Jewish Medical Research Center in Denver. Mr. Nussbaum is a member of the Urban Land Institute, the American College of Real Estate Lawyers and the Advisory Board of the Real Estate Center of the Wharton School of Business. Mr. Nussbaum has a B.A. degree from the State University of New York at Buffalo and a J.D. degree from the Georgetown University Law Center. Mr. Nussbaum has declined renomination to stand for election to the Board of Directors in 1999.

         IRVIN D. REID has served as a member of the Board of Directors of the Corporation since 1994. Dr. Reid serves as President of Wayne State University in Michigan. Prior to becoming the President of Wayne State University, Dr. Reid served as President of Montclair State University (formerly Montclair State College) in New Jersey from 1989 to 1997, and held positions of Dean, School of Business Administration, and John Stagmaier Professor of Economics and Business Administration at the University of Tennessee at Chattanooga. Dr. Reid is also a member of the board of directors of Fleet Bank, N.A. Dr. Reid received his B.S. degree and M.S. degree in general and experimental psychology from Howard University. He earned his M.A. and Ph.D. degrees in business and applied economics from The Wharton School of the University of Pennsylvania.

         VINCENT TESE has served as a member of the Board of Directors of the Corporation since 1997. Prior to joining the Corporation, Mr. Tese served as New York State Superintendent of Banks from 1983-1985, Chairman and Chief Executive Officer of the Urban Development Corporation from 1985-1994, Director of Economic Development for New York State from 1987-1994 and Commissioner and Vice Chairman of the Port Authority of New York and New Jersey from 1991-1995. Mr. Tese also served as a partner in the law firm of Tese & Tese, a partner in the Sinclair Group, a commodities trading and investment management company, and a co-founder of Cross Country Cable TV. Mr. Tese currently serves as Chairman of Wireless Cable International Inc. and as a member of the Board of Directors of The Bear Stearns Companies, Inc., Allied Waste Industries, Inc., Bowne & Company, Inc., Cablevision, Inc., Key Span Energy, and as a Trustee of New York University School of Law and New York Presbyterian Hospital. Mr. Tese has a B.A. degree in accounting from Pace University, a J.D. degree from Brooklyn Law School and an LL.M. degree in taxation from New York University School of Law.

         ROBERT F. WEINBERG has served as a member of the Advisory Board of the Corporation since 1998. Mr. Weinberg served as a member of the Board of Directors of the Corporation from 1997 until his resignation on December 1, 1998. Prior to joining the Corporation, Mr. Weinberg served as Co-Chairman and General Partner of The Robert Martin Company since its founding in 1957. Mr. Weinberg is presently the Chairman of the Outreach Committee on Orderly Growth in Westchester, a Director of City & Suburban Federal Savings Bank and a Director of the Westchester County Association. Mr. Weinberg earned a B.S. degree in Mechanical Engineering from New York University, an M.S. degree in Building Engineering & Construction from M.I.T. and a J.D. degree from Brooklyn Law School.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Exchange Act requires the Corporation's officers, directors and persons who beneficially own more than 10% of the Corporation's Common Stock to file initial reports of ownership and reports of changes of ownership (Forms 3, 4 and 5) of the Common Stock with the Securities and Exchange Commission (the "SEC") and the New York Stock Exchange. Officers, directors and greater than 10% holders are required by SEC regulations to furnish the Corporation with copies of such forms that they file.

         To the Corporation's knowledge, based solely on the Corporation's review of the copies of such reports received by the Corporation, the Corporation believes that for the fiscal year 1998, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

2. ITEM 11 IS HEREBY AMENDED AND RESTATED AS FOLLOWS:

EXECUTIVE COMPENSATION

         The Operating Partnership does not have any executive officers. The following table sets forth certain information concerning the compensation of the chief executive officer and the five most highly compensated executive officers of the Corporation other than the chief executive officer (collectively, the "Named Executive Officers") for each of the Corporation's last three fiscal years. The Corporation is the sole general partner of the Operating Partnership.

                           SUMMARY COMPENSATION TABLE

                                                                                                        Annual
                                                                                                    Compensation(1)
                                                                                         -----------------------------------------
                                                                                                                  Other Annual
Name and Principal Position                                                     Year     Salary($)    Bonus($)  Compensation($)(2)
---------------------------                                                     ----     ---------    --------  ------------------
Thomas A. Rizk................................................................  1998     1,090,385      440,000         2,179
Chief Executive Officer                                                         1997       473,077    1,950,000             0
                                                                                1996       300,000      750,000             0

Mitchell E. Hersh.............................................................  1998     1,090,385      440,000         2,179
President and Chief Operating Officer                                           1997        28,269            0             0
                                                                                1996             0            0             0

Barry Lefkowitz...............................................................  1998       311,538      205,000         2,179
Executive Vice President and Chief Financial Officer                            1997       155,769    1,125,222             0
                                                                                1996       123,077       60,000             0

Brant Cali....................................................................  1998       337,500      170,000         2,179
Executive Vice President - Operations, Leasing and Marketing and Assistant      1997       228,846      175,000             0
Secretary                                                                       1996       175,000      125,000             0

John R. Cali..................................................................  1998       337,500      170,000         2,179
Executive Vice President - Development                                          1997       228,846      175,000             0
                                                                                1996       175,000      125,000             0

Timothy M. Jones..............................................................  1998       337,500      170,000         2,179
Executive Vice President and  Chief Investment Officer                          1997       202,885    1,575,000             0
                                                                                1996             0            0             0

                                                                                            (TABLE CONTINUED ON FOLLOWING PAGE)

----------

(1) The annual compensation portion of this table includes the dollar value of regular annual payments of base salary, bonus & any other annual compensation earned by each Named Executive Officer during the stated fiscal year. Certain base salaries appear slightly higher than the contractual amounts due to when pay periods accrued during fiscal year 1998.

(2) The $2,179.00 in 1998 represents the value of 10 shares of preferred stock of Mack-Cali Property Trust issued in January 1998 and $1,179 in tax gross-up payments relating thereto.

                                                               LONG-TERM COMPENSATION
                                                 -----------------------------------------------

                                                      AWARDS                                    PAYOUTS
                                                 -------------------------------------         ---------

                                                        RESTRICTED          SECURITIES            LTIP
                                                             STOCK          UNDERLYING          PAYOUTS          ALL OTHER
  NAME AND PRINCIPAL POSITION                YEAR   AWARD(S)($)(3)  OPTIONS/WARRANTS(#)          ($)(7)  COMPENSATION($)(8)
  ---------------------------                ----   --------------  -------------------          ------  ------------------
Thomas A. Rizk                               1998                0                    0               0                  0
Chief Executive Officer                      1997        3,033,303           339,976(4)       4,437,247          9,103,269
                                             1996                0           125,000(6)               0                  0

Mitchell E. Hersh                            1998                0                    0               0                  0
President and Chief Operating Officer        1997                0           339,976(4)               0                  0
                                             1996                0                    0               0                  0

Barry Lefkowitz                              1998                0                    0               0                  0
Executive Vice President                     1997          505,596            97,137(4)         739,542                  0
and Chief Financial Officer                  1996                0            35,000(5)               0                  0

Brant Cali                                   1998                0                    0               0                  0
Executive Vice President - Operations,       1997        3,033,303           105,295(4)               0          5,681,635
Leasing and Marketing and Assistant          1996                0           125,000(6)               0                  0
Secretary

John R. Cali                                 1998                0                    0               0                  0
Executive Vice President - Development       1997        3,033,303           105,295(4)               0          5,681,635
                                             1996                0           125,000(6)               0                  0

Timothy M. Jones                             1998                0            15,000(9)               0                  0
Executive Vice President                     1997                0          290,295(10)               0                  0
and Chief Investment Officer                 1996                0                    0               0                  0

----------

(3) On August 31, 1994, in connection with the consummation of the Corporation's initial public offering, the Corporation entered into employment agreements with each of Thomas A. Rizk, John R. Cali and Brant Cali. On January 21, 1997, the Corporation entered into amended and restated employment agreements with each of Messrs. Rizk, John R. Cali and Brant Cali, and an employment agreement with Barry Lefkowitz. Pursuant to each such employment agreement, Messrs. Rizk, John R. Cali, Brant Cali and Lefkowitz were issued 55,555, 55,555, 55,555 and 9,260 restricted shares of Common Stock, respectively (the "Restricted Stock"). On the date of any vesting of the Restricted Stock, each of Messrs. Rizk, John R. Cali, Brant Cali and Lefkowitz were entitled to receive tax gross-up payments as compensation for the additional income taxes which would be required to be paid. The employment agreements provided that the vesting of the Restricted Stock would be accelerated upon a change in control or, in the case of Mr. Rizk, John R. Cali and Brant Cali, also upon termination of employment by the Corporation other than for cause or upon such individual's termination of his employment for good reason. Upon the closing of the Mack Transaction in December 1997, certain conditions in the employment agreements of each of the aforementioned senior executives were triggered, thereby resulting in, among other things, the acceleration of the vesting of the Restricted Stock, including the payment of the tax gross-up amounts relating thereto. The value of accelerated vesting in Restricted Stock and the tax gross-up payments relating thereto under such employment agreement for each executive upon consummation of the Mack Transaction, based on a $39.00 stock price, which price approximated the market price of the Corporation's Common Stock at the close of business on or about the date of closing of the Mack Transaction, is reflected in the table for 1997.

(4) Represents an option to purchase shares of Common Stock at an exercise price of $38.75 per share.

(5) Represents an option to purchase shares of Common Stock at an exercise price of $21.50 per share.

(6) Represents an option to purchase shares of Common Stock at an exercise price of $26.25 per share.

(7) In connection with their respective January 21, 1997 employment agreements, the Corporation made non-recourse stock acquisition loans (the "Stock Acquisition Loans") to Mr. Rizk and Mr. Lefkowitz in the amounts of $3,000,000 and $500,000, respectively, the proceeds of which were simultaneously used by each of Mr. Rizk and Mr. Lefkowitz to purchase 96,000 and 16,000 shares of Common Stock, respectively, from the Corporation, pursuant to the terms of each loan. The Stock Acquisition Loans (and the interest thereon) were to be forgiven under certain terms and conditions. On the date of such forgiveness of the Stock Acquisition Loans, each of Messrs. Rizk and Lefkowitz were entitled to receive tax gross-up payments as compensation for the additional income taxes which would be required to be paid. Such employment agreements provided that the forgiveness of the Stock Acquisition Loans would be accelerated upon a change in control or, in the case of Mr. Rizk, also upon termination of his employment by the Corporation other than for cause or upon his termination of his employment for good reason. Upon the closing of the Mack

         Transaction in December 1997, certain conditions in the employment agreements of each of the aforementioned senior executives were triggered, thereby resulting in, among other things, the acceleration of the forgiveness of the Stock Acquisition Loans, including interest thereon and the payment of the tax gross-up amounts relating thereto. The value of the accelerated Stock Acquisition Loan forgiveness and the interest and tax gross-up payments relating thereto determined to be payable for each executive upon consummation of the Mack Transaction is reflected in the table for 1997.

(8) Under each of Messrs. Rizk's, Brant Cali's and John R. Cali's January 1997 employment agreements with the Corporation, each executive was entitled under certain circumstances to resign for good reason and to receive payment under the employment agreements of certain severance payments. Furthermore, upon a resignation for good reason, each such executive could immediately compete directly with the Corporation. In view of the significant changes in the overall authority, duties and responsibilities of these individuals resulting from the Mack Transaction, the Compensation Committee determined and the Board of Directors of the Corporation concurred that consummation of the Mack Transaction would have entitled each of these senior executives to terminate his employment for good reason, receive such payments and thereafter not be subject to the non-competition provisions of his employment agreement. However, the Compensation Committee and the Board of Directors concluded that the continued employment of and lack of competition by these senior executives is essential to the continued success of the Corporation's business and in the best interests of the Corporation and its stockholders. Therefore, the Board of Directors, in its discretion, authorized the Corporation to enter into new employment agreements with these senior executives, effective upon the consummation of the Mack Transaction, pursuant to which, among other things, the senior executives were paid the amounts referenced in the table in cancellation of their January 21, 1997 employment agreements and for the re-affirmation of their agreements not to compete directly with the Corporation. Each of these senior executives on December 11, 1997 entered into a new employment agreement with the Corporation pursuant to which each of the senior executives waived any right he may have had to sever employment and to compete with the Corporation as a result of the Mack Transaction. For a description of such existing employment agreements see "Employment Contracts; Termination of Employment."

(9) Represents an option to purchase shares of Common Stock at an exercise price of $37.3125.

(10) Represents an option to purchase 15,000 shares of Common Stock at an exercise price of $30.25, an option to purchase 105,295 shares of Common Stock at an exercise price of $38.75 and warrants to purchase 170,000 shares of Common Stock at an exercise price of $33.00.

OPTION PLANS

                                               OPTION/SAR GRANTS IN LAST FISCAL YEAR (1)
                                                                                                                       GRANT DATE
                                                                               INDIVIDUAL GRANTS                          VALUE
                                                     --------------------------------------------------------------- ---------------

                                                                            PERCENT OF
                                                          NUMBER OF              TOTAL
                                                         SECURITIES            OPTIONS      EXERCISE
                                                         UNDERLYING         GRANTED TO       OR BASE
                                                            OPTIONS          EMPLOYEES         PRICE                      GRANT DATE
                                                            GRANTED          IN FISCAL        ($/SH)      EXPIRATION         PRESENT
NAME                                                         (#)(2)           1998 (%)           (3)        DATE (4)     VALUE($)(5)
----                                                         ------           --------           ---        --------     -----------
Thomas A. Rizk................................                    0                  -             -               -               -
Chief Executive Officer

Mitchell E. Hersh.............................                    0                  -             -               -               -
President and Chief Operating Officer

Barry Lefkowitz...............................                    0                  -             -               -               -
Executive Vice President and Chief Financial
Officer

Brant Cali....................................                    0                  -             -               -               -
Executive Vice President - Operations, Leasing
and Marketing and Assistant Secretary

John R. Cali..................................                    0                  -             -               -               -
Executive Vice President - Development

Timothy M. Jones..............................               15,000                1.4       37.3125         3/17/08          92,100
Executive Vice President and Chief Investment
   Officer

----------

(1) The Corporation has not, to date, granted any stock appreciation rights under the Employee Stock Option Plan.

(2) The Corporation has established the Director and Employee Stock Option Plans for the purpose of attracting and retaining officers, directors and employees. Options granted under the Director and Employee Stock Option Plans are exercisable for shares of Common Stock.

(3) The exercise price of all options is equal to the market price of the underlying Common Stock at the close of business on the date immediately preceding the date of grant. As of the Record Date, the closing stock price was $27.6875 per share, as opposed to the exercise price of $37.3125 per share.

(4) Each option granted in 1998 has a ten-year term, vests one-fifth each year beginning on the first day following the last day of the year in which options were granted, and becomes 100% vested on the first day following the fourth anniversary of the last day of the year in which the options were granted.

(5) The Black-Scholes option pricing model was chosen to estimate the grant date present value of the options set forth in this table. The Corporation's use of this model should not be construed as an endorsement of its accuracy at valuing options. All stock option valuation models, including the Black-Scholes model, require a prediction about the future movement of the stock price. All options referenced in the table were granted on March 17, 1998. The following assumptions were made for purposes of calculating the Grant Date Present Value: an option term of six years, volatility of 23.25%, a dividend yield of 5.36% and an interest rate of 5.55%. The real value of the options in this table depends upon the actual performance of the Corporation's Common Stock during the applicable period.

                       AGGREGATED OPTION/SAR EXERCISES IN
             LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

                                   NUMBER OF SECURITIES                      VALUE OF UNEXERCISED
                                  UNDERLYING UNEXERCISED                         IN-THE-MONEY
                                      OPTIONS/SARS AT                         OPTIONS/SARS AT
                                    FISCAL YEAR-END (#)                       FISCAL YEAR END ($)
                                ----------------------------             -----------------------------

                                  SHARES
                                 ACQUIRED
                                    ON           VALUE
NAME                             EXERCISE       REALIZED
                                    (#)           ($)          EXERCISABLE     UNEXERCISABLE    EXERCISABLE ($)   UNEXERCISABLE($)
                                    ---           ---          -----------     -------------    ---------------   ----------------
Thomas A. Rizk............              0              0           135,990           203,986                  0                  0
Mitchell E. Hersh.........              0              0           135,990           203,986                  0                  0
Barry Lefkowitz...........         37,666        687,152            38,854            58,283                  0                  0
Brant Cali................              0              0           367,118            63,177          3,303,125                  0
John R. Cali..............         72,800      1,653,927           284,318            63,177          2,174,975                  0
Timothy M. Jones..........         15,000        145,325           215,118            75,177                  0                  0

COMPENSATION OF DIRECTORS

         DIRECTORS' FEES. Each director of the Corporation was paid an annual fee of $10,000, plus $1,000 per board meeting attended, $500 per committee meeting attended and $250 per telephonic meeting participation. Each director also was reimbursed for expenses incurred in attending director and committee meetings. For fiscal 1998, John J. Cali, Thomas A. Rizk, Mitchell E. Hersh, Martin S. Berger, Brendan T. Byrne, Martin D. Gruss, Jeffrey B. Lane, Earle I. Mack, William L. Mack, Paul A. Nussbaum, Alan G. Philibosian, Irvin D. Reid, Vincent Tese and Robert F. Weinberg received directors' fees in the amounts of $18,250, $18,250, $18,250, $250, $18,750, $17,000, $17,500, $17,250, $18,000,
$16,250, $19,750, $17,250, $18,500 and $18,000, respectively.

         DIRECTORS' STOCK OPTION PLAN. Pursuant to the Director Stock Option Plan, each non-employee director is granted a non-statutory option to purchase 5,000 shares of Common Stock in connection with the director's initial election or appointment to the Board of Directors. These grants under the Director Stock Option Plan are made at an exercise price equal to the "fair market value" (as defined under the Director Stock Option Plan) at the time of the grant of the shares of Common Stock subject to such option. The Executive Compensation and Option Committee may make additional discretionary option grants to eligible directors, consistent with the terms of the Plan. In 1998, no options were granted to members of the Board of Directors. The Board of Directors may amend, suspend or discontinue the Director Plan at any time except that certain specified amendments must be approved (at a meeting held within 12 months before or after the date of such amendment) by the holders of the majority of issued and outstanding shares of Common Stock of the Corporation entitled to vote.

EMPLOYMENT CONTRACTS; TERMINATION OF EMPLOYMENT

         THOMAS A. RIZK EMPLOYMENT AGREEMENT. On December 11, 1997, Thomas A. Rizk entered into a new employment agreement with the Corporation (the "Rizk Agreement") providing for a constant five year term. Mr. Rizk's initial annual base salary is $1,050,000, with annual increases within the discretion of the Compensation Committee. Mr. Rizk also is eligible to receive an annual bonus and options within the discretion of the Board or the Compensation Committee, as the case may be. Mr. Rizk is required to devote substantially all of his business time to the affairs of the Corporation and is generally restricted, during the term of his employment and in the event his employment is terminated by the Corporation for cause (as defined in the Rizk Agreement) or by him without good reason (as defined in the Rizk Agreement), for a period of one year thereafter, from conducting any competing office or office/flex business activity within the continental United States. Mr. Rizk is entitled to receive his annual base salary (the "Annual Base Salary Payment") and a pro-rata portion of all other compensation based upon the average of the last two calendar years (the "Pro-Rata Portion of Other Compensation") through the end of his unexpired employment period (as defined in the Rizk Agreement) should the Corporation terminate his employment on account of Disability or in the event of his death. Mr. Rizk is entitled to the greater of a fixed amount in the sum of $10,000,000 or the sum total of (a) the Annual Base Salary Payment and (b) the Pro-Rata Portion of Other Compensation should the Corporation terminate his employment without cause or should he terminate his employment for good reason. Should Mr. Rizk terminate his employment on or within six months following a change in control (as defined in the Rizk Agreement), Mr. Rizk's termination shall be treated as a termination for good reason. Alternatively, Mr. Rizk may elect, prior to such change in control, to receive as a retention payment the rights and benefits he would have received had he terminated his employment at such time in exchange for remaining in the employ of the successor. In addition, the vesting of all options and other incentive compensation shall be accelerated should the Corporation terminate Mr. Rizk's employment other than for cause or should he terminate his employment for good reason or upon a change in control.

         MITCHELL E. HERSH EMPLOYMENT AGREEMENT. On December 11, 1997, in connection with the Mack Transaction, Mitchell E. Hersh entered into an employment agreement with the Corporation (the "Hersh Agreement"). Mr. Hersh's initial annual base salary is $1,050,000. The other terms and conditions of the Hersh Agreement are generally similar to those of the Rizk Agreement.

         BARRY LEFKOWITZ EMPLOYMENT AGREEMENT. On December 11, 1997, the Corporation and Barry Lefkowitz amended and restated Mr. Lefkowitz's employment agreement with the Corporation (the "Amended and Restated Lefkowitz Agreement"). Mr. Lefkowitz's initial annual base salary was $300,000, with annual increases within the discretion of the Chief Executive Officer and the President. The terms and conditions of the Amended and Restated Lefkowitz Agreement are generally similar to those of the Rizk Agreement, except that the fixed amount Mr. Lefkowitz could receive should the Corporation terminate his employment without cause or should he terminate his employment for good reason is $3,000,000.

         BRANT CALI EMPLOYMENT AGREEMENT. On December 11, 1997, Brant Cali entered into a new employment agreement with the Corporation (the "B. Cali Agreement"). Mr. Cali's initial annual base salary is $325,000. The other terms and conditions of the B. Cali Agreement are generally similar to those of the Amended and Restated Lefkowitz Agreement, except that the fixed amount Mr. Cali could receive should the Corporation terminate his employment without cause or should he terminate his employment for good reason is $3,200,000.

         JOHN R. CALI EMPLOYMENT AGREEMENT. On December 11, 1997, John R. Cali entered into a new employment agreement with the Corporation (the "J.R. Cali Agreement"). The terms and conditions of the J.R. Cali Agreement are generally similar to those of the B. Cali Agreement.

         TIMOTHY M. JONES EMPLOYMENT AGREEMENT. On December 11, 1997, the Corporation and Timothy M. Jones amended and restated Mr. Jones' employment agreement with the Corporation (the "Amended and Restated Jones Agreement"). The terms and conditions of the Amended and Restated Jones Agreement are generally similar to those of the B. Cali Agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         There are no interlocking relationships involving the Corporation's Board which require disclosure under the executive compensation rules of the SEC.

BOARD EXECUTIVE COMPENSATION AND OPTION COMMITTEE REPORT ON EXECUTIVE
COMPENSATION

         NOTWITHSTANDING ANYTHING TO THE CONTRARY SET FORTH IN ANY OF THE CORPORATION'S PREVIOUS FILINGS UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT MIGHT INCORPORATE FUTURE FILINGS, IN WHOLE OR IN PART, THE FOLLOWING REPORT AND THE PERFORMANCE GRAPH WHICH FOLLOWS SHALL NOT BE DEEMED TO BE INCORPORATED BY REFERENCE INTO ANY SUCH FILINGS.

         EXECUTIVE COMPENSATION PHILOSOPHY. The Compensation Committee will annually consider the appropriate combination of cash and option-based compensation and weigh the competitiveness of the Corporation's overall compensation arrangements in relation to comparable real estate investment trusts. From time to time the Compensation Committee may retain compensation and other management consultants to assist with, among other things, structuring the Corporation's various compensation programs and determining appropriate levels of salary, bonus and other compensatory awards payable to the Corporation's executive officers and key employees, as well as to guide the Corporation in the development of near-term and long-term individual performance objectives necessary to achieve long-term profitability.

         The Compensation Committee believes that a fundamental goal of the Corporation's executive compensation program should be to provide incentives to create value for the Corporation's stockholders.

         BASE SALARIES. The base compensation levels for the Corporation's executive officers in 1998 were set to compensate the executive officers for the functions they will perform as well as to be consideration for certain non-competition provisions in the agreements, and were based on the Employment Agreements entered into in December 1997. The Corporation believes that the base salaries generally are appropriate as base compensation to compensate the Corporation's executive officers for the functions they perform and other considerations. Base salaries will be reviewed annually and may be increased by the Compensation Committee in accordance with certain criteria determined primarily on the basis of growth of revenues and funds from operations per share of Common Stock and on the basis of certain other factors, which include (i) individual performance, (ii) the functions performed by the executive officer, and (iii) changes in the compensation peer group in which the Corporation competes for executive talent. The weight given such factors by the Compensation Committee may vary from individual to individual.

         ANNUAL BONUS COMPENSATION. The Corporation's policy of awarding annual cash bonuses is designed to specifically relate executive pay to Corporation and individual performance. As a pay-for-performance program, cash bonuses provide financial rewards for the achievement of substantive Corporation and personal objectives. Actual awards paid are based primarily on actual Corporation performance. During 1998, discretionary incentive and merit cash bonuses in recognition of services performed during fiscal 1998 were awarded as follows:
$440,000 to Thomas A. Rizk, $440,000 to Mitchell E. Hersh, $170,000 to Brant Cali, $170,000 to John R. Cali, $170,000 to Timothy M. Jones, $205,000 to Barry Lefkowitz and $185,000 to Roger W. Thomas.

         EMPLOYEE STOCK OPTION PLAN. Awards are granted under the Employee Stock Option Plan based on a number of factors, including (i) the executive officer's or key employee's position in the Corporation, (ii) his or her performance and responsibilities, (iii) the extent to which he or she already holds an equity stake in the Corporation, (iv) equity participation levels of comparable executives and key employees at other companies in the compensation peer group and (v) individual contribution to the success of the Corporation's financial performance. However, the Employee Stock Option Plan does not provide any formulated method for weighing these factors, and a decision to grant an award is based primarily upon the Compensation Committee's evaluation of the past as well as the future anticipated performance and responsibilities of the individual in question. During 1998, 15,000 options were granted to Timothy M. Jones. No other options were granted to executive officers of the Corporation.

         The Corporation's Employee Stock Option Plan relates closely to traditional forms of equity-oriented compensation in the commercial real estate industry. The purpose of the option grants is to aid the Corporation in attracting and retaining quality employees, all advancing the interest of the Corporation's stockholders by offering employees an incentive to maximize their efforts to promote the Corporation's economic performance. In addition, to assist the Corporation in retaining employees and encouraging them to seek long-term appreciation in the value of the Corporation's stock, options generally are not exercisable immediately upon grant, but instead vest over a period of years. Accordingly, an employee must remain with the Corporation for a period of years to enjoy the full economic benefit of an option.

         401(K) SAVINGS PLAN. The Corporation also maintains a tax-qualified 401(k) savings plan for its eligible employees known as the "Mack-Cali Realty Corporation 401(k) Savings and Retirement Plan" ("401(k) Plan"). Employees who have attained age 21 and completed one year of service with the Corporation are eligible to participate and may elect to defer up to 15% of their base pay on a pre-tax basis to the 401(k) Plan. The Corporation may make discretionary matching contributions to the 401(k) Plan on behalf of eligible participants in any plan year. Participants are always 100% vested in their pre-tax contributions and will become vested in any matching contributions made on their behalf after two years of service with the Corporation at a rate of 20% per year becoming 100% vested after a total of six years of service with the Corporation. The assets of the 401(k) Plan are held in trust and a separate account is established for each participant. A participant may receive a distribution of his vested account balance in the 401(k) Plan in a single sum or installment payment or in the form of an annuity upon his termination of service with the Corporation.

         CHIEF EXECUTIVE OFFICER COMPENSATION. Thomas A. Rizk, the Chief Executive Officer of the Corporation, received a base salary during 1998 of $1,090,385 pursuant to the employment agreement entered into with him in December 1997. Mr. Rizk also received fees in the amount of $18,250 for his service as a Director of the Corporation. In 1998, Mr. Rizk also was paid a cash bonus of $440,000 in recognition of services performed during fiscal 1998. The Compensation Committee recognizes Mr. Rizk's contributions to the Corporation's operations and attempts to ensure that the Chief Executive Officer's compensation is commensurate with the compensation of chief executive officers of comparable corporations. The Board of Directors deemed such bonus and Mr. Rizk's total compensation appropriate in light of Mr. Rizk's substantial contribution to the Corporation's growth and success in 1998.

         PRESIDENT AND CHIEF OPERATING OFFICER COMPENSATION. Mitchell E. Hersh, the President and Chief Operating Officer of the Corporation, received a base salary during 1998 of $1,090,385 pursuant to the employment agreement entered into with him in December 1997. Mr. Hersh also received fees in the amount of $18,250 for his service as a Director of the Corporation. In 1998, Mr. Hersh also was paid a cash bonus of $440,000 in recognition of services performed during fiscal 1998. The Compensation Committee recognizes Mr. Hersh's contributions to the Corporation's operations and attempts to ensure that the President and Chief Operating Officer's compensation is commensurate with the compensation of presidents and chief operating officers of comparable corporations. The Board of Directors deemed Mr. Hersh's total compensation appropriate in light of Mr. Hersh's substantial contribution to the Corporation's growth and success in 1998.

                                      EXECUTIVE COMPENSATION AND OPTION
                                      COMMITTEE OF THE BOARD OF DIRECTORS

                                      JEFFREY B. LANE
                                      ALAN G. PHILIBOSIAN
                                      VINCENT TESE

PERFORMANCE GRAPH

         Trading of the Corporation's Common Stock commenced on August 25, 1994, on a when issued basis. The following graph compares total stockholder returns from August 31, 1994 through December 31, 1998 to the Standard & Poor's 500 Stock Index ("S&P 500") and to the National Association of Real Estate Investment Trusts, Inc.'s Equity REIT (excluding Health Care REITs) Total Return Index ("NAREIT"). The graph assumes that the value of the investment in the Corporation's Common Stock and in the S&P 500 and NAREIT indices was $100 at August 31, 1994 and that all dividends were reinvested. The Common Stock's price on August 31, 1994 (on which the graph is based) and the initial public offering price of the Common Stock was $17.25.

         The stockholder return shown on the following graph is not necessarily indicative of future performance. The Corporation does not believe that the graph is particularly meaningful in that it covers a short period of time.

                      COMPARISON OF CUMULATIVE TOTAL RETURN
                       AMONG MACK-CALI REALTY CORPORATION,
               THE S&P 500 INDEX AND THE NAREIT EQUITY REIT INDEX

                     EDGAR REPRESENTATION OF DATA POINTS
                           USED IN PRINTED GRAPHIC

                  MACK-CALI REALTY CORPORATION          S&P       NAREIT
 8/31/94                     100.00                     100.00     100.00
12/31/94                      93.55                      97.57      98.30
12/31/95                     140.07                     127.01     113.31
12/31/96                     212.62                     164.91     153.05
12/31/97                     298.60                     219.95     184.05
12/31/98                     238.40                     282.71     151.83

3. ITEM 12 IS HEREBY AMENDED AND RESTATED AS FOLLOWS:

VOTING SECURITIES AND PRINCIPAL HOLDERS

         As of March 15, 1999, the Corporation owned a 79.2% general partnership interest in the Operating Partnership, assuming conversion of all preferred limited partnership units of the Operating Partnership into Units. Without giving effect to the preferred limited partnership units, the Corporation would own an 87.0% general partnership interest in the Operating Partnership as of such date.

         The following table sets forth information as of March 15, 1999 with respect to each person or group who is known by the Corporation, in reliance on Schedules 13D and 13G filed with the SEC, to own beneficially more than 5% of the Corporation's outstanding shares of Common Stock. Except as otherwise noted below, all shares of Common Stock are owned beneficially by the individual or group listed with sole voting and/or investment power.

                                                                               AMOUNT AND NATURE
NAME OF                                                                            OF BENEFICIAL         PERCENT OF SHARES
BENEFICIAL OWNER                                                                       OWNERSHIP        OUTSTANDING (%)(1)
----------------                                                                       ---------        ------------------
The Mack Group (2)............................................................        10,278,498                     15.22
Cohen & Steers Capital Management, Inc.(3)....................................         8,302,500                     14.52
FMR Corp.(4). ................................................................         4,392,950                      7.68
The Cali Group(5).............................................................         3,372,859                      5.60
The Prudential Insurance Company of America (6) ..............................         2,937,295                      5.14
LaSalle Advisors Capital Management, Inc. and ABKB/LaSalle
   Securities Limited Partnership (7) ........................................         2,919,700                      5.10

----------

(1) The total number of shares outstanding used in calculating this percentage does not include 17,577,823 shares reserved for issuance upon redemption or conversion of outstanding units of limited partnership interest in the Operating Partnership through which the Corporation conducts its real estate activities, 2,000,000 shares reserved for issuance upon exercise of outstanding Unit Warrants or 5,549,061 shares reserved for issuance upon the exercise of stock options or warrants granted or reserved for possible grant to certain employees and directors of the Corporation, except in all cases where such units, warrants or options are owned by the reporting person or group. Of the 17,577,823 shares reserved for issuance upon redemption of outstanding limited partnership units, 8,174,697 shares, or 10.0% of the total number of shares outstanding or reserved for issuance, are reserved for issuance upon redemption or conversion of outstanding limited partnership units that are owned by executive officers, directors, their immediate family members and related trusts. Of the 2,000,000 shares reserved for issuance upon the exercise of Unit Warrants, 1,098,440 shares, or 1.4% of the total number of shares outstanding or reserved for issuance, are reserved for issuance upon the exercise of Unit Warrants that are owned by executive officers, directors, their immediate family members and related trusts. Of the 5,549,061 shares reserved for issuance upon the exercise of vested stock options or warrants, 1,368,869 shares, or 1.7% of the total number of shares outstanding or reserved for issuance, are reserved for the exercise of vested stock options or warrants held by executive officers and directors. This information is as of March 15, 1999.

(2) Address: 11 Commerce Drive, Cranford, New Jersey 07016. The Mack Group (not a legal entity) is composed of certain directors and executive officers of the Corporation and their immediate families and related trusts and other persons. Share information is furnished in reliance on the Schedule 13G dated February 16, 1999 of The Mack Group filed with the SEC, which represents holdings as of December 31, 1998. This number represents shares for which The Mack Group has shared dispositive and voting power, and includes 9,445,860 Units and converted preferred limited partnership units redeemable for shares of Common Stock, 676,648 vested Unit Warrants redeemable for shares of Common Stock and 155,990 vested options and warrants to purchase shares of Common Stock.

(3) Address: 757 Third Avenue, New York, New York 10017. Based upon information provided to the Corporation by Cohen & Steers Capital Management, Inc. ("Cohen & Steers"), the Corporation believes that such shares are held for investment advisory clients and that Cohen & Steers disclaims beneficial ownership of those shares. Share information is furnished in reliance on the Schedule 13G dated February 8, 1999 of Cohen & Steers filed with the SEC, which represents holdings as of December 31, 1998. This number represents shares for which Cohen & Steers has sole dispositive power, and includes 7,217,300 shares for which Cohen & Steers has sole voting power.

(4) Address: 82 Devonshire Street, Boston, Massachusetts, 02109. FMR Corp. manages certain mutual funds and is an affiliate of the Fidelity family of mutual funds, certain of which mutual funds the Corporation believes collectively own more than 5% of the Corporation's outstanding Common Stock. FMR Corp. takes the position, however, that since the mutual funds have only an investment manager in common, they do not constitute a "group" under the applicable rules of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and accordingly, FMR Corp. is not required to file a Schedule 13G or Schedule 13D with respect to the Corporation's Common Stock. As such, the Corporation is unable to disclose the aggregate number of shares collectively owned by mutual funds managed by FMR Corp. and the corresponding percent of ownership of shares outstanding. Fidelity Management &

         Research Corporation, a wholly-owned subsidiary of FMR Corp. and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 3,304,150 shares or 5.78% of the Corporation's outstanding common stock as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Corporation Act of 1940. Fidelity Management Trust Corporation, a wholly-owned subsidiary of FMR Corp. and a bank as defined in Section 3(a)(6) of the Exchange Act, is the beneficial owner of 1,088,800 shares or 1.90% of the Corporation's outstanding Common Stock as a result of its serving as an investment manager of the institutional account. Share information is furnished in reliance on the Schedule 13G dated February 1, 1999 of FMR Corp. filed with the SEC, which represents holdings as of December 31, 1998.

         Members of the Edward C. Johnson 3d family and trusts for their benefit are the predominant owners of Class B shares of common stock of FMR Corp., representing approximately 49% of the voting power of FMR Corp. Mr. Johnson 3d owns 12.0% and Abigail Johnson owns 24.5% of the aggregate outstanding voting stock of FMR Corp. Mr. Johnson 3d is Chairman of FMR Corp. and Abigail Johnson is Director of FMR Corp. The Johnson family group and all other Class B shareholders have entered into a shareholders' voting agreement under which all Class B shares will be voted in accordance with the majority vote of Class B shares. Accordingly, through their ownership of voting common stock and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Corporation Act of 1940, to form a controlling group with respect to FMR Corp. Share information is furnished in reliance on the Schedule 13G dated February 1, 1999 of FMR Corp. filed with the SEC, which represents holdings as of December 31, 1998.

(5) Address: 11 Commerce Drive, Cranford, New Jersey 07016. The Cali Group (not a legal entity) is composed of certain directors and executive officers of the Corporation and their immediate families and related trusts and other persons. Share information is furnished in reliance on the Schedule 13G dated February 16, 1999 of The Cali Group filed with the SEC, which represents holdings as of December 31, 1998. This number represents shares for which The Cali Group has shared dispositive and voting power, and includes 1,956,396 limited partnership units redeemable for shares of Common Stock and 1,046,351 vested options to purchase shares of Common Stock.

(6) Address: 751 Broad Street, Newark, New Jersey 07102-3777. The Prudential Insurance Company of America ("Prudential") (i) holds 300,091 shares of the Corporation's common stock for the benefit of its general account and (ii) may have direct or indirect voting and/or investment discretion over 2,637,204 shares which are held for its own benefit or for the benefit of its clients by its separate accounts, externally managed accounts, registered investment companies, subsidiaries and/or other affiliates. Prudential indicated that it reported the combined holdings of these entities for the purpose of administrative convenience. Share information is furnished in reliance on the Schedule 13G of Prudential dated February 1, 1999 filed with the SEC, which represents holdings as of December 31, 1998.

(7) Address: 200 East Randolph Drive, Chicago, IL 60601. LaSalle Advisors Capital Management, Inc. ("LaSalle") and ABKB/LaSalle Securities Limited Partnership ("ABKB"), as members of a group, filed with the SEC, which represents holdings as of December 31, 1998. ABKB is a Maryland limited partnership, the limited partner of which is LaSalle and the general partner of which is ABKB/LaSalle Securities, Inc., a Maryland corporation, the sole stockholder of which is LaSalle. Each of LaSalle and ABKB are investment advisers registered under Section 203 of the Investment Advisers Act of 1940 and have different advisory clients. LaSalle beneficially owns 865,500 shares, 394,500 shares for which it has sole voting and dispositive power, 51,000 shares for which it has shared voting power and 471,000 shares for which it has shared dispositive power. ABKB beneficially owns 2,054,200 shares, 459,300 shares for which it has sole voting and dispositive power, 1,466,605 for which it has shared voting power and 1,639,900 shares for which it has shared dispositive power. Share information is furnished in reliance on the Schedule 13G dated February 12, 1999 of LaSalle and ABKB filed with the SEC.

4. ITEM 13 IS HEREBY AMENDED AND RESTATED AS FOLLOWS:

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Certain directors and executive officers of the Corporation (or members of their immediate families or related trusts) and persons who hold more than 5% of the outstanding shares of Common Stock (or limited partnership units of the Operating Partnership) had direct or indirect interests in certain transactions of the Corporation or the Operating Partnership in the last fiscal year as follows:

o In connection with the completion of the Mack Transaction, 2,006,432 contingent Units, 11,895 Series A contingent preferred limited partnership units and 7,799 Series B contingent preferred limited partnership units were issued as contingent non-participating units. Such contingent units have no voting, distribution or other rights until such time as they are redeemed into Units, Series A preferred limited partnership units and Series B preferred limited partnership units, respectively. Redemption of such contingent units shall occur upon the achievement of certain performance goals relating to certain of the properties acquired by the Corporation in connection with the Mack Transaction (collectively, the "Mack Properties"), specifically the achievement of certain leasing activity. When contingent units are redeemed for Units and preferred limited partnership units, an adjustment to the purchase price of certain of the Mack Properties is recorded, based on the value of the units issued. Since certain of the performance goals were achieved during 1998, the Corporation redeemed 1,731,386 contingent Units and 19,694 contingent preferred limited partnership units and issued an equivalent number of Units and preferred limited partnership units. There were no contingent preferred limited partnership units outstanding and 275,046 contingent Units outstanding as of December 31, 1998. In addition, in connection with the Mack Transaction, the Corporation contractually agreed for a specified period of time not to sell or otherwise transfer the properties acquired thereby in a manner that would adversely affect the tax deferral of certain principals of the Mack organization, subject to certain exceptions set forth in the relevant acquisition agreements.

o In March 1998, the Corporation acquired ten office properties (the "Pacifica I Acquisition") located in suburban Denver and Colorado Springs, Colorado from Pacifica Holding Corporation ("Pacifica"), a private real estate owner and operator in Denver, Colorado, for a cost of approximately $74,966,000. Such funds were made available from drawing on one of the Corporation's credit facilities and the issuance of Units. The Pacifica I Acquisition comprises an aggregate of 620,017 square feet of Pacifica's entire 1.2 million square-foot office portfolio, which consists of 18 office buildings and related operations. In June 1998, the Corporation acquired six of the remaining office buildings and vacant land located in the Denver Tech Center, as part of the second phase of the Pacifica acquisition (the "Pacifica II Acquisition"). The Pacifica II Acquisition is comprised of an aggregate of approximately 514,427 square feet, as well as 2.5 acres of developable land, and was acquired for a total cost of approximately $87,916,000. Such funds also were made available from drawing on one of the Corporation's credit facilities and the issuance of Units. In March 1999, the Corporation acquired the remaining two office buildings from Pacifica as part of the third phase of the Pacifica acquisition (the "Pacifica III Acquisition"). The Pacifica III Acquisition is comprised of an aggregate of approximately 94,737 square feet and was acquired for a total cost of approximately $7.8 million. Such funds were made available from drawing on one of the Corporation's credit facilities. William L. Mack, a director and equity holder of the Corporation, was an indirect owner of an interest in certain of the buildings contained in the Pacifica portfolio, through his position as a managing partner of Apollo Real Estate Investment Fund II, L.P. ("Apollo"), one of the sellers in the Pacifica transaction. 478,783 Units were issued and approximately $13,126,798 in cash was paid in the aggregate to Apollo in the Pacifica I, II and III Acquisitions, approximately $5,094,957 of which cash was paid upon the achievement of certain performance goals relating to certain of the properties acquired from Pacifica, specifically the achievement of certain leasing activity.

o On December 31, 1998, the Corporation issued 132,710 shares of Common Stock at a price of $29.6882 per share to Apollo for an aggregate purchase price of approximately $3,939,915 pursuant to a Stock Purchase Agreement dated as of December 31, 1998, by and between the Corporation and Apollo. In order to purchase such shares of Common Stock, Apollo utilized funds acquired from the Corporation from a deferred contingent obligation (which contingency was satisfied) arising out of the Corporation's acquisition of the Pacifica portfolio in March and June of 1998, as described above. William L. Mack, a director and equity holder of the Corporation, is a managing partner of Apollo.

o On September 15, 1998, the Corporation acquired 7 Skyline Drive, a 109,000 square-foot office building, located in Hawthorne, Westchester County, New York. The Corporation acquired such property through the exercise of purchase options obtained in connection with the Corporation's acquisition of 65 properties from the Robert Martin Company, L.L.C. and affiliates in January 1997 (the "RM Transaction"). The acquisition of the property, with a total cost of approximately $13,379,000, was funded from the Corporation's cash reserves. In addition, in December 1998, the Corporation acquired 12 Skyline Drive, a 2.68 acre tract of developable land located in Hawthorne, Westchester County, New York from the Robert Martin - Eastview North Corporation, L.P. The Corporation acquired the property for a total cost of approximately $1,540,000, which was funded primarily from the Corporation's cash reserves. Robert Weinberg, a former director of the Corporation, and Martin Berger, a current director of the Corporation, are the principals and majority owners of Robert Martin-Eastview North Corporation, L.P. and Robert Martin Company, L.L.C.

o On July 20, 1998, in connection with the contractual expansion of 5551 West Talavi Boulevard, initially a 130,000 square-foot office building, located in Glendale, Maricopa County, Arizona, one of the properties the Corporation acquired in connection with the Mack Transaction, the Corporation issued 52,245 Units, valued at approximately $1,632,000. Of the 52,245 Units, 14,201 Units were issued to William L. Mack, 5,736 Units were issued to trusts of which Mr. Mack's wife is a trustee and 1,652 Units were issued to Mitchell E. Hersh.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  MACK-CALI REALTY, L.P
                                  -----------------------------------
                                  (Registrant)
                                  By: Mack-Cali Realty Corporation, its
                                  General Partner


Date: March 31, 1999              /s/ BARRY LEFKOWITZ
                                  -----------------------------------
                                  Barry Lefkowitz
                                  Executive Vice President
                                  and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date: March 31, 1998              /s/ JOHN J. CALI
                                  -----------------------------------
                                  John J. Cali
                                  Chairman of the Board


Date: March 31, 1999              /s/ THOMAS A. RIZK
                                  -----------------------------------
                                  Thomas A. Rizk
                                  Chief Executive Officer and Director


Date: March 31, 1999              /s/ MITCHELL E. HERSH
                                  -----------------------------------
                                  Mitchell E. Hersh
                                  President, Chief Operating Officer
                                      and Director


Date: March 31, 1999              /s/ BARRY LEFKOWITZ
                                  -----------------------------------
                                  Barry Lefkowitz
                                  Executive Vice President
                                      and Chief Financial Officer


Date: March 31, 1999              /s/ MARTIN S. BERGER
                                  -----------------------------------
                                  Martin S. Berger
                                  Director


Date: March 31, 1999              /s/ BRENDAN T. BYRNE
                                  -----------------------------------
                                  Brendan T. Byrne, Esq.
                                  Director


Date: March 31, 1999              /s/ MARTIN D. GRUSS
                                  -----------------------------------
                                  Martin D. Gruss
                                  Director


Date: March 31, 1999              /s/ JEFFREY B. LANE
                                  -----------------------------------
                                  Jeffrey B. Lane
                                  Director


Date: March 31, 1999              /s/ EARLE I. MACK
                                  -----------------------------------
                                  Earle I. Mack
                                  Director


Date: March 31, 1999              /s/ WILLIAM L. MACK
                                  -----------------------------------
                                  William L. Mack
                                  Director

Date: March 31, 1999              /s/ PAUL A. NUSSBAUM
                                  -----------------------------------
                                  Paul A. Nussbaum
                                  Director


Date: March 31, 1999              /s/ ALAN G. PHILIBOSIAN
                                  -----------------------------------
                                  Alan G. Philibosian
                                  Director


Date: March 31, 1999              /s/ DR. IRVIN D. REID
                                  -----------------------------------
                                  Dr. Irvin D. Reid
                                  Director


Date: March 31, 1999              /s/ VINCENT TESE
                                  -----------------------------------
                                  Vincent Tese
                                  Director