Form 10-Q
period 1999-03-31
MACK CALI REALTY L P
filed 1999-05-13
CIK 1067063

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                                       OR

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from..................... to..........................
Commission file number   333-57103

                             Mack-Cali Realty, L.P.
 ................................................................................
             (Exact name of registrant as specified in its charter)

               Delaware                                    22-3315804
 .......................................           ..............................
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                   Identification Number)

               11 Commerce Drive, Cranford, New Jersey 07016-3501
 ................................................................................
                     (Address of principal executive office)
                                   (Zip Code)

                                 (908) 272-8000
 ................................................................................
              (Registrant's telephone number, including area code)

                                 Not Applicable
 ................................................................................
     (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) YES X NO and (2) has been subject to such filing requirements for the past ninety (90) days YES X NO

                             MACK-CALI REALTY, L.P.

                                    FORM 10-Q

                                      INDEX


PART I   FINANCIAL INFORMATION                                                                      PAGE
------   ---------------------                                                                      ----
         Item 1.  Financial Statements:

                  Consolidated Balance Sheets as of March 31, 1999
                      and December 31, 1998.................................................         4

                  Consolidated Statements of Operations for the three months
                      ended March 31, 1999 and 1998.........................................         5

                  Consolidated Statement of Changes in Partners' Capital
                      for the three months ended March 31, 1999.............................         6

                  Consolidated Statements of Cash Flows for the three months
                      ended March 31, 1999 and 1998.........................................         7

                  Notes to Consolidated Financial Statements................................       8-27

         Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.............................................       28-39

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk................        40

PART II  OTHER INFORMATION AND SIGNATURES

         Item 1.  Legal Proceedings.........................................................        41

         Item 2.  Changes in Securities and Use of Proceeds.................................        41

         Item 3.  Defaults Upon Senior Securities...........................................        41

         Item 4.  Submission of Matters to a Vote of Security Holders.......................        41

         Item 5.  Other Information.........................................................        41

         Item 6.  Exhibits..................................................................        42

                  Signatures................................................................        44


                             MACK-CALI REALTY, L.P.

                         PART I - FINANCIAL INFORMATION



ITEM I.       FINANCIAL STATEMENTS

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

              The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Operating Partnership's Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 1998.

              The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS, EXCEPT UNIT AMOUNTS)
================================================================================


                                                                            March 31,           December 31,
ASSETS                                                                        1999                  1998
-------------------------------------------------------------------------------------------------------------
Rental property
    Land and leasehold interests                                          $    515,000          $    510,534
    Buildings and improvements                                               2,899,495             2,887,115
    Tenant improvements                                                         74,659                64,464
    Furniture, fixtures and equipment                                            6,021                 5,686
-------------------------------------------------------------------------------------------------------------
                                                                             3,495,175             3,467,799
Less - accumulated depreciation and amortization                              (198,945)             (177,934)
-------------------------------------------------------------------------------------------------------------
    Total rental property                                                    3,296,230             3,289,865
Cash and cash equivalents                                                       12,406                 5,809
Investments in unconsolidated joint ventures                                    87,736                66,508
Unbilled rents receivable                                                       44,576                41,038
Deferred charges and other assets, net                                          44,842                39,020
Restricted cash                                                                  6,378                 6,026
Accounts receivable, net of allowance for doubtful accounts
    of $757 and $670                                                             6,774                 3,928
-------------------------------------------------------------------------------------------------------------

Total assets                                                              $  3,498,942          $  3,452,194
=============================================================================================================

LIABILITIES AND PARTNERS' CAPITAL
-------------------------------------------------------------------------------------------------------------
Senior Unsecured Notes                                                    $    597,265          $         --
Revolving credit facilities                                                    110,600               671,600
Mortgages and loans payable                                                    749,914               749,331
Distributions payable                                                           40,757                40,564
Accounts payable and accrued expenses                                           33,401                33,253
Rents received in advance and security deposits                                 32,555                29,980
Accrued interest payable                                                         3,838                 2,246
-------------------------------------------------------------------------------------------------------------
    Total liabilities                                                        1,568,330             1,526,974
-------------------------------------------------------------------------------------------------------------

Commitments and contingencies

PARTNERS' CAPITAL:
    Preferred units, 229,304 and 250,256 units outstanding                     235,200               223,330
    General partner, 58,268,701 and 57,266,137 common units outstanding      1,455,686             1,387,674
    Limited partners, 8,870,608 and 9,086,585 common units outstanding         231,202               305,692
    Unit warrants, 2,000,000 and 2,000,000 outstanding                           8,524                 8,524
-------------------------------------------------------------------------------------------------------------
    Total partners' capital                                                  1,930,612             1,925,220
-------------------------------------------------------------------------------------------------------------

Total liabilities and partners' capital                                   $  3,498,942          $  3,452,194
=============================================================================================================



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
================================================================================


                                                                                 Three Months Ended March 31,
REVENUES                                                                            1999               1998
---------------------------------------------------------------------------------------------------------------
Base rents                                                                      $  116,080         $    92,916
Escalations and recoveries from tenants                                             14,860              10,357
Parking and other                                                                    3,900               1,981
Interest income                                                                        255                 544
Equity in (loss) earnings of unconsolidated joint ventures                            (206)                 25
---------------------------------------------------------------------------------------------------------------
    Total revenues                                                                 134,889             105,823
---------------------------------------------------------------------------------------------------------------

EXPENSES
---------------------------------------------------------------------------------------------------------------
Real estate taxes                                                                   13,843              10,073
Utilities                                                                            9,592               8,301
Operating services                                                                  16,916              12,693
General and administrative                                                           8,134               6,196
Depreciation and amortization                                                       21,969              16,231
Interest expense                                                                    23,622              18,480
---------------------------------------------------------------------------------------------------------------
    Total expenses                                                                  94,076              71,974
---------------------------------------------------------------------------------------------------------------
Net income                                                                          40,813              33,849
Preferred unit distributions                                                        (3,869)             (3,911)
---------------------------------------------------------------------------------------------------------------

Net income available to common unitholders                                      $   36,944         $    29,938
===============================================================================================================

Basic earnings per unit                                                         $     0.55         $      0.52

Diluted earnings per unit                                                       $     0.55         $      0.51
---------------------------------------------------------------------------------------------------------------

Distributions declared per common unit                                          $     0.55         $      0.50
---------------------------------------------------------------------------------------------------------------

Basic weighted average units outstanding                                            67,011              57,933

Diluted weighted average units outstanding                                          67,283              58,682
---------------------------------------------------------------------------------------------------------------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (IN THOUSANDS)
================================================================================


                                                General    Limited
                                   Preferred    Partner    Partner    Preferred     General    Limited       Unit
                                       Units      Units      Units  Unitholders     Partner   Partners   Warrants       Total
------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1999               250     57,266      9,087     $223,330  $1,387,674   $305,692     $8,524  $1,925,220
  Net income                              --         --         --        3,869      32,064      4,880         --      40,813
  Distributions                           --         --         --       (3,869)    (32,049)    (4,839)        --     (40,757)
Conversion of preferred units
  to limited partner units               (21)        --        605      (21,491)         --     21,491         --          --
Redemption of limited partner
  units for shares of common stock        --      1,010     (1,010)          --      32,027    (32,027)        --          --
Issuance of limited partner units         --         --        189           --          --      5,599        ---       5,599
Contributions - proceeds from
  stock options exercised                 --         19         --           --         433         --         --         433
Repurchase of general partner units       --        (26)        --           --        (713)        --         --        (713)
Deferred compensation plan
  for directors                           --         --         --           --          17         --         --          17
Allocation of net equity                  --         --         --       33,361      36,233    (69,594)        --          --
------------------------------------------------------------------------------------------------------------------------------

Balance at March 31, 1999                229     58,269      8,871     $235,200  $1,455,686   $231,202     $8,524  $1,930,612
==============================================================================================================================



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
================================================================================


                                                                                  Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES                                                  1999              1998
---------------------------------------------------------------------------------------------------------------
Net income                                                                        $    40,813      $    33,849
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                                     21,969           16,231
     Amortization of deferred financing costs                                             557              254
     Equity in loss (earnings) of unconsolidated joint ventures                           206              (25)
Changes in operating assets and liabilities:
     Increase in unbilled rents receivable                                             (3,538)          (3,203)
     Increase in deferred charges and other assets, net                                (1,822)          (3,790)
     Increase in accounts receivable, net                                              (2,846)             (34)
     Increase in accounts payable and
       accrued expenses                                                                   148              374
     Increase in rents received in advance and
       security deposits                                                                2,575            8,256
     Increase (decrease) in accrued interest payable                                    1,592           (1,554)
---------------------------------------------------------------------------------------------------------------

   Net cash provided by operating activities                                      $    59,654      $    50,358
===============================================================================================================

CASH FLOWS FROM INVESTING ACTIVITIES
---------------------------------------------------------------------------------------------------------------
Additions to rental property                                                      $   (21,673)     $  (406,659)
Issuance of mortgage note receivable                                                       --          (20,000)
Investments in unconsolidated joint ventures                                          (22,474)         (18,009)
Distributions from unconsolidated joint ventures                                        1,040               --
(Increase) decrease in restricted cash                                                   (352)              53
---------------------------------------------------------------------------------------------------------------

   Net cash used in investing activities                                          $   (43,459)     $  (444,615)
===============================================================================================================

CASH FLOWS FROM FINANCING ACTIVITIES
---------------------------------------------------------------------------------------------------------------
Proceeds from Senior Unsecured Notes                                              $   597,252      $        --
Proceeds from revolving credit facilities                                              40,900          419,851
Proceeds from mortgages and loans payable                                              45,500               --
Repayments of revolving credit facilities                                            (601,900)        (185,200)
Repayments of mortgages and loans payable                                             (44,932)         (20,314)
Redemption of common units                                                                 --             (766)
Payment of financing costs                                                             (5,574)              --
Repurchase of general partner units                                                      (713)              --
Net proceeds from common stock offerings                                                   --          215,784
Proceeds from stock options exercised                                                     433            2,004
Payment of distributions                                                              (40,564)         (28,089)
---------------------------------------------------------------------------------------------------------------

   Net cash (used in) provided by financing activities                            $    (9,598)     $   403,270
===============================================================================================================

Net increase in cash and cash equivalents                                         $     6,597      $     9,013
Cash and cash equivalents, beginning of period                                    $     5,809      $     2,704
---------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                          $    12,406      $    11,717
===============================================================================================================



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
================================================================================


1.     ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION
Mack-Cali Realty, L.P., a Delaware limited partnership, and its subsidiaries (the "Operating Partnership") was formed on August 31, 1994 to conduct the business of leasing, management, acquisition, development, construction, and tenant-related services for its sole general partner, Mack-Cali Realty Corporation and its subsidiaries (the "Corporation" or "General Partner"). The Operating Partnership, through its operating divisions and subsidiaries, including the Mack-Cali property-owning partnerships and limited liability companies (collectively, the "Property Partnerships"), as described below, is the entity through which all of the General Partner's operations are conducted.

The Property Partnerships, not a legal entity, consist of partnerships and limited liability companies which are engaged in the ownership and operation of the Properties (as hereinafter defined) of the Operating Partnership, excluding certain Properties which are wholly-owned by the Operating Partnership. Prior to January 1, 1998 the Property Partnerships were owned 99 percent by the Operating Partnership as a non-controlling limited partner, and one percent by the General Partner, as a controlling general partner. During 1998, the Operating Partnership obtained control of the Property Partnerships pursuant to agreements with the General Partner.

The General Partner is a fully-integrated, self-administered, self-managed real estate investment trust ("REIT"). The General Partner controls the Operating Partnership as its sole general partner, and owned an 86.8 percent and 86.3 percent common unit interest in the Operating Partnership as of March 31, 1999 and December 31, 1998, respectively.

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

As of March 31, 1999, the Operating Partnership owned or had interests in 253 properties plus developable land (collectively, the "Properties"). The Properties aggregate approximately 28.0 million square feet, and are comprised of 159 office buildings and 81 office/flex buildings totaling approximately 27.6 million square feet (which included four office buildings and one office/flex building, aggregating 1.0 million square feet, owned by unconsolidated joint ventures in which the Operating Partnership has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, two multi-family residential complexes consisting of 453 units, two stand-alone retail properties and three land leases. The Properties are located in 12 states, primarily in the Northeast, plus the District of Columbia.

BASIS OF PRESENTATION
The accompanying consolidated financial statements include all accounts of the Operating Partnership and its subsidiaries, including the Property Partnerships. During 1998, the Operating Partnership obtained control of the Property Partnerships pursuant to agreements with the General Partner, as discussed above. Accordingly, the accounts of the Property Partnerships are consolidated with the financial statements of the Operating Partnership effective January 1, 1998. Prior to January 1, 1998, the Operating Partnership accounted for the Property Partnerships under the equity method of accounting. All significant intercompany accounts and transactions have been eliminated. See Investments in Unconsolidated Joint Ventures in Note 2 for the Operating Partnership's accounting treatment of unconsolidated joint venture interests.

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

                        Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

                        Leasehold interests                                  Remaining lease term
                        -------------------------------------------------------------------------
                        Buildings and improvements                                  5 to 40 years
                        -------------------------------------------------------------------------
                        Tenant improvements                            The shorter of the term of
                                                                 the related lease or useful life
                        -------------------------------------------------------------------------
                        Furniture, fixtures and equipment                           5 to 10 years
                        -------------------------------------------------------------------------


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

INVESTMENTS IN
UNCONSOLIDATED
JOINT VENTURES          The Operating Partnership accounts for its investments
                        in unconsolidated joint ventures under the equity method of accounting as the Operating Partnership exercises significant influence, but does not control these entities. These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in net earnings
                        (loss) and cash contributions and distributions. Any difference between the carrying amount of these investments on the balance sheet of the Operating
                        Partnership and the under-lying equity in net assets is amortized as an adjustment to equity in earnings (loss) over 40 years. See Note 4.

CASH AND CASH
EQUIVALENTS             All highly liquid investments with a maturity of three
                        months or less when purchased are considered to be cash equivalents.

DEFERRED
FINANCING COSTS         Costs incurred in obtaining financing are capitalized
                        and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $557 and $254 for the three months ended March 31, 1999 and 1998, respectively.

DEFERRED
LEASING COSTS           Costs incurred in connection with leases are capitalized
                        and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees provide leasing services to the Properties. The portion of such compensation, which is capitalized and amortized, approximated $658 and $577, for the three months ended March 31, 1999 and 1998, respectively.

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

                        Reimbursements are received from tenants for certain costs as provided in the lease agreements. These costs generally include real estate taxes, utilities, insurance, common area maintenance and other recoverable costs. See Note 14.

INCOME AND
OTHER TAXES             The Operating Partnership is a partnership and, as a
                        result, all income and losses of the partnership are allocated to the partners for inclusion in their respective income tax returns. Accordingly, no provision or benefit for income taxes has been made in the accompanying financial statements.

INTEREST RATE
CONTRACTS               Interest rate contracts are utilized by the Operating
                        Partnership to reduce interest rate risks. The Operating
                        Partnership does not hold or issue derivative financial instruments for trading purposes. The differentials to be received or paid under contracts designated as hedges are recognized over the life of the contracts as adjustments to interest expense.

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

DISTRIBUTIONS
PAYABLE The distributions payable at March 31, 1999 represents distributions payable to common unitholders of record on April 6, 1999 (67,140,809 units), and preferred distributions to preferred unitholders (229,304 preferred units) for the first quarter 1999. The first quarter 1999 common unit distribution of $0.55 per common unit (pro-rated for units issued during the quarter), as well as the first quarter preferred unit distribution of $16.875 per preferred unit, were approved by the General Partner on March 25, 1999 and paid on April 23, 1999.

UNDERWRITING
COMMISSIONS
AND COSTS               Underwriting commissions and costs incurred in
                        connection with the Corporation's stock offerings are reflected as a reduction of additional paid-in-capital.

STOCK OPTIONS           The Operating Partnership accounts for stock-based
                        compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25,
                        "Accounting for Stock Issued to Employees," and related
                        Interpretations ("APB No. 25"). Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Corporation's stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The
                        Corporation's policy is to grant options with an exercise price equal to the quoted closing market price of the Corporation's stock on the business day preceding the grant date. Accordingly, no compensation cost has been recognized for the Corporation's stock option plans. See Note 10.


3.     ACQUISITIONS/TRANSACTIONS

OPERATING  PROPERTY ACQUISITIONS
The Operating Partnership acquired the following operating properties during the three months ended March 31, 1999:


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      Investment by
Acquisition                                                                                     # of    Rentable        Operating
    Date     Property/Portfolio Name                     Location                              Bldgs.  Square Feet    Partnership(a)
------------------------------------------------------------------------------------------------------------------------------------
OFFICE
3/05/99      Pacifica Portfolio - Phase III (b)          Colorado Springs, El Paso County, CO    2       94,737          $  5,709
------------------------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE PROPERTY ACQUISITIONS:                                                              2       94,737          $  5,709
====================================================================================================================================

The Operating Partnership acquired the following operating properties during the year ended December 31, 1998:


------------------------------------------------------------------------------------------------------------------------------------
Acquisition                                                                                    # of    Rentable       Investment by
    Date     Property/Portfolio Name                     Location                             Bldgs.  Square Feet      Company(a)
------------------------------------------------------------------------------------------------------------------------------------
OFFICE
2/05/98      500 West Putnam Avenue (c)                  Greenwich, Fairfield County, CT         1      121,250          $ 20,125
2/25/98      10 Mountainview Road                        Upper Saddle River, Bergen County, NJ   1      192,000            24,754
3/12/98      1250 Capital of Texas Highway South         Austin, Travis County, TX               1      270,703            37,266
3/27/98      Prudential Business Campus (d)              Parsippany, Morris County, NJ           5      703,451           130,437
3/27/98      Pacifica Portfolio- Phase I (b) (e)         Denver & Colorado Springs, CO          10      620,017            74,966
3/30/98      Morris County Financial Center              Parsippany, Morris County, NJ           2      301,940            52,763
5/13/98      3600 South Yosemite                         Denver, Denver County, CO               1      133,743            13,555
5/22/98      500 College Road East (f)                   Princeton, Mercer County, NJ            1      158,235            21,334
6/01/98      1709 New York Ave./1400 L Street N.W.       Washington, D.C.                        2      325,000            90,385
6/03/98      400 South Colorado Boulevard                Denver, Denver County, CO               1      125,415            12,147
6/08/98      Pacifica Portfolio - Phase II (b) (e) (g)   Denver & Colorado Springs, CO           6      514,427            85,910
7/16/98      4200 Parliament Drive (h)                   Lanham, Prince George's County, MD      1      122,000            15,807
9/10/98      40 Richards Avenue (e)                      Norwalk, Fairfield County, CT           1      145,487            19,587
9/15/98      Seven Skyline Drive (i)                     Hawthorne, Westchester County, NY       1      109,000            13,379
------------------------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE PROPERTY ACQUISITIONS:                                                             34    3,842,668          $612,415
------------------------------------------------------------------------------------------------------------------------------------

OFFICE/FLEX
1/30/98      McGarvey Portfolio (j)                      Moorestown, Burlington County, NJ      17      748,660          $ 47,526
7/14/98      1510 Lancer Road (k)                        Moorestown, Burlington County, NJ       1       88,000             3,700
------------------------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE/FLEX PROPERTY ACQUISITIONS:                                                        18      836,660          $ 51,226
------------------------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING PROPERTY ACQUISITIONS:                                                          52    4,679,328          $663,641
====================================================================================================================================


SEE FOOTNOTES TO THESE SCHEDULES ON SUBSEQUENT PAGE.

PROPERTIES PLACED IN SERVICE
The Operating Partnership placed in service the following properties through the completion of development during the three months ended March 31, 1999:
--------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      Investment by
Date Placed                                                                                     # of   Rentable         Operating
 in Service  Property Name                               Location                              Bldgs. Square Feet    Partnership (a)
------------------------------------------------------------------------------------------------------------------------------------
OFFICE/FLEX
3/01/99      One Center Court                            Totowa, Passaic County, NJ              1       38,961          $  2,140
------------------------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE/FLEX PROPERTIES PLACED IN SERVICE:                                                  1       38,961          $  2,140
------------------------------------------------------------------------------------------------------------------------------------

LAND LEASE
2/01/99      Horizon Center Business Park(l)         Hamilton Township, Mercer County, NJ       n/a  27.7 acres          $  1,007
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LAND LEASE TRANSACTIONS:                                                                       27.7 acres          $  1,007
------------------------------------------------------------------------------------------------------------------------------------

TOTAL PROPERTIES PLACED IN SERVICE:                                                              1       38,961          $  3,147
====================================================================================================================================

The Operating Partnership placed in service the following properties through the completion of development or redevelopment during the year ended December 31, 1998:


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      Investment by
Date Placed                                                                                     # of   Rentable         Operating
 in Service  Property Name                               Location                              Bldgs. Square Feet    Partnership (a)
------------------------------------------------------------------------------------------------------------------------------------
OFFICE
1/15/98      224 Strawbridge Drive                       Moorestown, Burlington County, NJ       1       74,000          $  7,796
8/01/98      228 Strawbridge Drive                       Moorestown, Burlington County, NJ       1       74,000             7,986
------------------------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE PROPERTIES PLACED IN SERVICE:                                                       2      148,000          $ 15,782
------------------------------------------------------------------------------------------------------------------------------------

OFFICE/FLEX
6/08/98      Two Center Court                            Totowa, Passaic County, NJ              1       30,600          $  2,231
10/23/98     650 West Avenue                             Stamford, Fairfield County, CT          1       40,000             4,952
------------------------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE/FLEX PROPERTIES PLACED IN SERVICE:                                                  2       70,600          $  7,183
------------------------------------------------------------------------------------------------------------------------------------

TOTAL PROPERTIES PLACED IN SERVICE:                                                              4      218,600          $ 22,965
====================================================================================================================================


     (a) Unless otherwise noted, transactions were funded by the Operating Partnership primarily with funds made available through draws on the Operating Partnership's credit facilities.

     (b) The Operating Partnership may be required to pay additional consideration due to earn-out provisions in the agreement. William
             L. Mack, a director and equity holder of the Operating Partnership, was an indirect owner of an interest in certain of the buildings contained in the Pacifica portfolio.

     (c) The acquisition was funded with cash as well as the assumption of mortgage debt (estimated fair value of approximately $12,104, with annual effective interest rate of 6.52 percent).

     (d) The acquisition was funded primarily from proceeds received from the sale of 2,705,628 shares of common stock (see Note 10). Also included in the acquisition, but excluded from this schedule, is
             (i) Nine Campus Drive, in which the Operating Partnership has a 50 percent interest through an unconsolidated joint venture (see Note
             4), and (ii) developable land adjacent to the acquired portfolio (see "1998 Redevelopment Properties/Developable Land Acquisitions").

     (e) The acquisition was funded with cash and the issuance of common units to the seller (see Note 11).

     (f) The property was acquired subject to a ground lease, which is prepaid through 2031, and has two 10-year renewal options, at rent levels as defined in the lease agreement.

     (g) Also included in the acquisition, but excluded from this schedule, is developable land adjacent to the acquired portfolio (see "1998 Redevelopment Properties/Developable Land Acquisitions").

     (h) Includes land adjacent to the operating property, which may be sub-divided for future development.

     (i) The property was acquired through the exercise of a purchase option obtained in connection with the Operating Partnership's acquisition of 65 properties from Robert Martin Company, LLC in January 1997. The acquisition was funded with cash, net of the repayment by the seller of the remaining balance of a note receivable.

     (j) The acquisition was funded with cash as well as the assumption of mortgage debt (aggregate estimated fair value of approximately $8,354, with a weighted average annual effective interest rate of
             6.24 percent). The Operating Partnership is under contract to acquire an additional four office/flex properties and has a right of first refusal to acquire six additional office/flex properties.

     (k) The property was acquired through the exercise of a purchase option obtained in the acquisition of the McGarvey portfolio in January 1998.

     (l) On February 1, 1999, the Operating Partnership entered into a ground lease agreement to lease 27.7 acres of developable land located at the Operating Partnership's Horizon Center Business Park, located in Hamilton Township, Mercer County, New Jersey on which Home Depot will develop a 134,000 square-foot retail store.

FIRST QUARTER 1999 DEVELOPABLE LAND TRANSACTIONS
On February 26, 1999, the Operating Partnership acquired approximately 2.3 acres of vacant land adjacent to one of the Operating Partnership's operating properties located in San Antonio, Bexar County, Texas for approximately $1,457, which was made available from the Operating Partnership's cash reserves.

On March 2, 1999, the Operating Partnership entered into a joint venture with SJP Allen Road to form MC-SJP Pinson Development, LLC, which acquired vacant land located in Bernards Township, Somerset County, New Jersey for approximately $3,197. The venture has plans to develop a 135,000 square-foot office building on this site. The Operating Partnership accounts for its investment in the joint venture on a consolidated basis.

1998 REDEVELOPMENT PROPERTIES/DEVELOPABLE LAND ACQUISITIONS
On January 23, 1998, the Operating Partnership acquired, from an entity whose principals include Timothy M. Jones, Martin S. Berger and Robert F. Weinberg, each of whom are affiliated with the Operating Partnership as either senior management, a former or current member of the Board of Directors of the Corporation and/or an equity holder in the Operating Partnership, approximately 10 acres of vacant land in the Stamford Executive Park, located in Stamford, Fairfield County, Connecticut for approximately $1,341 funded from the Operating Partnership's cash reserves. In October 1998, the Operating Partnership completed and placed in service a 40,000 square-foot office/flex property on the acquired land (see "Properties Placed in Service").

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

On September 4, 1998, the Operating Partnership acquired approximately 128 acres of vacant land located at the Operating Partnership's Horizon Center Business Park, Hamilton Township, Mercer County, New Jersey, through the exercise of a purchase option obtained in the Operating Partnership's acquisition of the Horizon Center Business Park in November 1995. The land was acquired for approximately $1,698, which was funded from the Operating Partnership's cash reserves. Subsequently in 1999, the Operating Partnership leased 27.7 acres of the acquired land to Home Depot (see "Properties Placed in Service").

On November 10, 1998, the Operating Partnership acquired approximately 10.1 acres of land located at Three Vaughn Drive, Princeton, Mercer County, New Jersey. The Operating Partnership acquired the land for approximately $2,146, which was funded from the Operating Partnership's cash reserves.

On December 3, 1998, the Operating Partnership acquired, from an entity whose principals include Timothy M. Jones, Martin S. Berger and Robert F. Weinberg, each of whom are affiliated with the Operating Partnership as either senior management, a former or current member of the Board of Directors of the Corporation and/or an equity holder in the Operating Partnership, approximately
2.7 acres of land located at 12 Skyline Drive, Hawthorne, Westchester County, New York. The Operating Partnership acquired the land for approximately, $1,540, which was funded from the Operating Partnership's cash reserves.

PENDING ACQUISITIONS
In May 1999, the Operating Partnership entered into a contract to acquire 795 Folsom Street, a 184,000 square-foot office property, located in San Francisco, San Francisco County, California from AT&T Corporation ("AT&T") for approximately $34,000. Concurrently, the Operating Partnership signed a lease with AT&T for 63,278 square feet of the property.

4.     INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

PRU-BETA 3 (NINE CAMPUS DRIVE)
On March 27, 1998, the Operating Partnership acquired a 50 percent interest in an existing joint venture with The Prudential Insurance Company of America ("Prudential"), known as Pru-Beta 3, which owns and operates Nine Campus Drive, a 156,495 square-foot office building, located in the Prudential Business Campus office complex in Parsippany, Morris County, New Jersey (see Note 3). The Operating Partnership performs management and leasing services for the property owned by the joint venture and received $38 and none in fees for such services in the three months ended March 31, 1999 and 1998, respectively.

HPMC (CONTINENTAL GRAND II/SUMMIT RIDGE/LAVA RIDGE)
On April 23, 1998, the Operating Partnership entered into a joint venture agreement with HCG Development, L.L.C. and Summit Partners I, L.L.C. to form HPMC Development Partners, L.P. and, on July 21, 1998, entered into a second joint venture, HPMC Lava Ridge Partners, L.P., with these same parties. HPMC Development Partners, L.P.'s efforts have focused on two development projects, commonly referred to as Continental Grand II and Summit Ridge. Continental Grand II is a 4.2 acre site located in El Segundo, Los Angeles County, California, acquired by the venture upon which it has commenced construction of a 237,000 square-foot office property. Summit Ridge is a 7.3 acre site located in San Diego, San Diego County, California, acquired by the venture upon which it has commenced construction of a 132,000 square-foot office/flex property. HPMC Lava Ridge Partners, L.P. has commenced construction of three two-story buildings aggregating 183,200 square-feet of office space on a 12.1 acre site located in Roseville, Placer County, California. The Operating Partnership is required to make capital contributions to the ventures totaling up to $26,566, pursuant to the partnership agreements. Among other things, the partnership agreements provide for a preferred return on the Operating Partnership's invested capital in each venture, in addition to 50 percent of such venture's profit above the preferred returns, as defined in each agreement.

G&G MARTCO (CONVENTION PLAZA)
On April 30, 1998, the Operating Partnership acquired a 49.9 percent interest in an existing joint venture, known as G&G Martco, which owns Convention Plaza, a 305,618 square-foot office building, located in San Francisco, San Francisco County, California. A portion of its initial investment was financed through the issuance of common units (see Note 11) as well as funds drawn from the Operating Partnership's credit facilities. The Operating Partnership performs management and leasing services for the property owned by the joint venture and received $12 and none in fees for such services in the three months ended March 31, 1999 and 1998, respectively.

AMERICAN FINANCIAL EXCHANGE L.L.C.
On May 20, 1998, the Operating Partnership entered into a joint venture agreement with Columbia Development Corp. to form American Financial Exchange L.L.C. The venture was initially formed to acquire land for future development, located on the Hudson River waterfront in Jersey City, Hudson County, New Jersey, adjacent to the Operating Partnership's Harborside Financial Center office complex. The Operating Partnership holds a 50 percent interest in the joint venture. Among other things, the partnership agreement provides for a preferred return on the Operating Partnership's invested capital in the venture, in addition to the Operating Partnership's proportionate share of the venture's profit, as defined in the agreement. The joint venture acquired land on which it constructed a parking facility, which is currently leased to a parking operator under a 10-year agreement. Such parking facility serves a ferry service between the Operating Partnership's Harborside property and Manhattan.

RAMLAND REALTY ASSOCIATES, L.L.C. (ONE RAMLAND ROAD)
On August 20, 1998, the Operating Partnership entered into a joint venture agreement with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C. The venture was formed to own, manage and operate One Ramland Road, a 232,000 square-foot office/flex building plus adjacent developable land, located in Orangeburg, Rockland County, New York. The office/flex building is being redeveloped for future lease-up and operation. The Operating Partnership holds a 50 percent interest in the joint venture.

ASHFORD LOOP ASSOCIATES L.P. (1001 SOUTH DAIRY ASHFORD/2100 WEST LOOP SOUTH)
On September 18, 1998, the Operating Partnership entered into a joint venture agreement with Prudential to form Ashford Loop Associates L.P. The venture was formed to own, manage and operate 1001 South Dairy Ashford, a 130,000 square-foot office building acquired on September 18, 1998 and 2100 West Loop South, a 168,000 square-foot office building acquired on November 25, 1998, both located in Houston, Harris County, Texas. The Operating Partnership holds a 20 percent interest in the joint venture. The joint venture may be required to pay additional consideration due to earn-out provisions in the acquisition contracts. The Operating Partnership performs management and leasing services for the properties owned by the joint venture and received $30 and none in fees for such services in the three months ended March 31, 1999 and 1998, respectively.

ARCAP INVESTORS, L.L.C.
On March 18, 1999, the Operating Partnership invested $16,274 in ARCap Investors, L.L.C., a joint venture with several participants, which was formed to invest in sub-investment grade tranches of commercial mortgage-backed securities ("CMBS"). The Operating Partnership has agreed to invest an additional $3,726 in the venture. William L. Mack, a director and equity holder of the Operating Partnership, is a principal of the managing member of the venture. During the three months ended March 31, 1999, the venture purchased approximately $141,800 face value of CMBS bonds for an aggregate cost of $71,669.

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the financial position of the unconsolidated joint ventures in which the Operating Partnership has investment interests as of March 31, 1999 and December 31, 1998:


                                                                            March 31, 1999
                                   -----------------------------------------------------------------------------------------------
                                                                         American
                                                              G&G        Financial    Ramland    Ashford                 Combined
                                   Pru-Beta 3     HPMC       Martco      Exchange     Realty       Loop        ARCap       Total
----------------------------------------------------------------------------------------------------------------------------------
ASSETS:
   Rental property, net             $ 22,465    $ 37,518    $ 11,406     $ 10,675    $  9,529    $ 19,058    $   --      $110,651
   Other assets                        3,715         784       3,709          352         714         851      73,771      83,896
----------------------------------------------------------------------------------------------------------------------------------
   Total assets                     $ 26,180    $ 38,302    $ 15,115     $ 11,027    $ 10,243    $ 19,909    $ 73,771    $194,547
==================================================================================================================================

LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
   Mortgages and loans payable      $   --      $  8,351    $ 40,469     $   --      $   --      $   --      $ 25,919    $ 74,739
   Other liabilities                     500         959       1,491         --           156         294         420       3,820
   Partners'/members'
    capital                           25,680      28,992     (26,845)      11,027      10,087      19,615      47,432     115,988
----------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and
    partners'/members'
    capital                         $ 26,180    $ 38,302    $ 15,115     $ 11,027    $ 10,243    $ 19,909    $ 73,771    $194,547
==================================================================================================================================
Operating Partnership's net
investment in unconsolidated
   joint ventures                   $ 17,553    $ 23,301    $ 10,098     $ 11,076    $  5,222    $  4,267    $ 16,219    $ 87,736
----------------------------------------------------------------------------------------------------------------------------------


                                                                          December 31, 1998
                                   -----------------------------------------------------------------------------------------------
                                                                         American
                                                              G&G        Financial    Ramland    Ashford                 Combined
                                   Pru-Beta 3     HPMC       Martco      Exchange     Realty       Loop        ARCap       Total
----------------------------------------------------------------------------------------------------------------------------------
ASSETS:
   Rental property, net             $ 22,711    $ 30,278    $ 11,099     $ 10,621    $  8,467    $ 19,166        --      $102,342
   Other assets                        3,995       1,097       4,058          389       1,101         378        --        11,018
----------------------------------------------------------------------------------------------------------------------------------
   Total assets                     $ 26,706    $ 31,375    $ 15,157     $ 11,010    $  9,568    $ 19,544        --      $113,360
==================================================================================================================================

LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
   Mortgages and loans payable      $   --      $    632    $ 39,762     $   --      $   --      $   --          --      $ 40,394
   Other liabilities                     484       3,522       2,096           79           6         509        --         6,696
   Partners'/members'
    capital                           26,222      27,221     (26,701)      10,931       9,562      19,035        --        66,270
----------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and
    partners'/members'
    capital                         $ 26,706    $ 31,375    $ 15,157     $ 11,010    $  9,568    $ 19,544        --      $113,360
==================================================================================================================================
Operating Partnership's net
   investment in unconsolidated
   joint ventures                   $ 17,980    $ 17,578    $ 10,964     $ 10,983    $  4,851    $  4,152        --      $ 66,508
----------------------------------------------------------------------------------------------------------------------------------


The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Operating Partnership had investment interests during the three months ended March 31, 1999 and 1998:


                                                                  Three Months Ended March 31, 1999
                                   -----------------------------------------------------------------------------------------------
                                                                         American
                                                              G&G        Financial    Ramland    Ashford                 Combined
                                   Pru-Beta 3     HPMC       Martco      Exchange     Realty       Loop        ARCap       Total
----------------------------------------------------------------------------------------------------------------------------------
   Total revenues                   $  1,231        --      $  1,990     $    188        --      $    917    $    247    $  4,573
   Operating and other
    expenses                            (374)       --          (691)         (69)       --          (473)       (390)     (1,997)
   Depreciation and
    amortization                        (318)       --          (233)         (23)       --          (108)       --          (682)
   Interest expense                     --          --          (710)        --          --          --           (25)       (735)
----------------------------------------------------------------------------------------------------------------------------------
   Net income (loss)                $    539        --      $    356     $     96        --      $    336    $   (168)   $  1,159
==================================================================================================================================
   Operating Partnership's equity
    in earnings (loss) of
    unconsolidated joint
    ventures                        $    114        --      $   (366)    $     46        --      $     56    $    (56)   $   (206)
----------------------------------------------------------------------------------------------------------------------------------


                                                                  Three Months Ended March 31, 1998
                                   -----------------------------------------------------------------------------------------------
                                                                         American
                                                              G&G        Financial    Ramland    Ashford                 Combined
                                   Pru-Beta 3     HPMC       Martco      Exchange     Realty       Loop        ARCap       Total
----------------------------------------------------------------------------------------------------------------------------------
Total revenues                      $     30        --          --           --          --          --          --      $     30
Operating and other
 expenses                                 (5)       --          --           --          --          --          --            (5)
Depreciation and
 amortization                           --          --          --           --          --          --          --          --
Interest expense                        --                      --           --          --          --          --          --
----------------------------------------------------------------------------------------------------------------------------------
Net income                          $     25        --          --           --          --          --          --      $     25
==================================================================================================================================
Operating Partnership's equity
 in earnings of unconsolidated
 joint ventures                     $     25        --          --           --          --          --          --      $     25
----------------------------------------------------------------------------------------------------------------------------------


5.     DEFERRED CHARGES AND OTHER ASSETS


                                                                                 March 31,          December 31,
                                                                                   1999                1998
----------------------------------------------------------------------------------------------------------------
         Deferred leasing costs                                                 $   37,174            $  35,151
         Deferred financing costs                                                   16,579                9,962
----------------------------------------------------------------------------------------------------------------
                                                                                    53,753               45,113
         Accumulated amortization                                                  (15,229)             (13,527)
----------------------------------------------------------------------------------------------------------------
         Deferred charges, net                                                      38,524               31,586
         Prepaid expenses and other assets                                           6,318                7,434
----------------------------------------------------------------------------------------------------------------
         Total deferred charges and other assets, net                           $   44,842            $  39,020
================================================================================================================


6.     RESTRICTED CASH

Restricted cash includes security deposits for the Operating Partnership's residential properties and certain commercial properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following:


                                                                                 March 31,          December 31,
                                                                                   1999                1998
----------------------------------------------------------------------------------------------------------------
         Security deposits                                                      $    6,085            $   5,696
         Escrow and other reserve funds                                                293                  330
----------------------------------------------------------------------------------------------------------------
         Total restricted cash                                                  $    6,378            $   6,026
================================================================================================================


7.     SENIOR UNSECURED NOTES

On March 16, 1999, the Operating Partnership issued $600,000 of senior unsecured notes ("Senior Unsecured Notes") under a shelf registration statement which was declared effective by the SEC in September 1998. Interest on the Senior Unsecured Notes is payable semi-annually in arrears. The Senior Unsecured Notes are redeemable at any time at the option of the Operating Partnership, subject to certain conditions including yield maintenance. The total proceeds from the issuance (net of selling commissions and discount) of approximately $593,500 were used to pay down outstanding borrowings under the 1998 Unsecured Facility, as defined below, and to pay off certain mortgage loans. The Senior Unsecured Notes were issued at a discount of approximately $2,748, which is being amortized over the terms of the respective tranches as an adjustment to interest expense. Including amortization of offering costs, the weighted average effective annual interest rate for the Senior Unsecured Notes is approximately
7.38 percent.

A summary of the terms of the Senior Unsecured Notes outstanding as of March 31, 1999 is presented below:


                                                                                         EFFECTIVE
                                                                          AMOUNT         RATE (1)
--------------------------------------------------------------------------------------------------
   7.00% Senior Unsecured Notes, due March 15, 2004                     $299,604             7.27%
   7.25% Senior Unsecured Notes, due March 15, 2009                     $297,661             7.49%
--------------------------------------------------------------------------------------------------

   Total Senior Unsecured Notes                                         $597,265             7.38%
==================================================================================================


(1) Includes the cost of terminated treasury lock agreements, offering and transaction costs and the discount on the notes.


8.     REVOLVING CREDIT FACILITIES

ORIGINAL UNSECURED FACILITY
The Original Unsecured Facility ("Original Unsecured Facility") was repaid in full and retired in connection with the Operating Partnership obtaining the 1998 Unsecured Facility in April 1998, as defined below. On account of prepayment fees, loan origination fees, legal fees, and other costs incurred in the retirement of the Original Unsecured Facility, an extraordinary loss of $2,478 was recorded for the year ended December 31, 1998.

1998 UNSECURED FACILITY
In April 1998, the Operating Partnership repaid in full and terminated the Original Unsecured Facility and obtained a new unsecured revolving credit facility ("1998 Unsecured Facility") with a current borrowing capacity of $1,000,000 from a group of 28 lenders. The interest rate is based on the Operating Partnership's achievement of investment grade unsecured debt ratings and is currently 90 basis points over London Inter-Bank Offered Rate ("LIBOR") (5.06 percent at March 31, 1999). The 1998 Unsecured Facility matures in April 2001.

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

PRUDENTIAL FACILITY
The Operating Partnership has a revolving credit facility ("Prudential Facility") from Prudential Securities Corp. ("PSC") in the amount of $100,000, which currently bears interest at 110 basis points over one-month LIBOR, with a maturity date of March 31, 2000. The Prudential Facility is a recourse liability of the Operating Partnership and is secured by the Operating Partnership's equity interest in Harborside. The Prudential Facility limits the ability of the Operating Partnership to make any distributions during any fiscal quarter in an amount in excess of 100 percent of the Operating Partnership's available funds from operations for the immediately preceding fiscal quarter (except to the extent such excess distributions or dividends are attributable to gains from the sale of the Operating Partnership's assets or are required for the Corporation to maintain its status as a REIT under the Code); provided, however, that the Operating Partnership may make distributions and pay dividends in excess of 100 percent of available funds from operations for the preceding fiscal quarter for not more than three consecutive quarters. In addition to the foregoing, the Prudential Facility limits the liens placed upon the subject property and certain collateral, the use of proceeds from the Prudential Facility, and the maintenance of ownership of the subject property and assets derived from said ownership.

SUMMARY
As of March 31, 1999, the Operating Partnership had outstanding borrowings of $110,600 under its revolving credit facilities (with aggregate borrowing capacity of $1,100,000). The outstanding borrowings were comprised of $110,600 from the 1998 Unsecured Facility, with no outstanding borrowings on its Prudential Facility.


9.     MORTGAGES AND LOANS PAYABLE


                                                  March 31,         December 31,
                                                    1999               1998
--------------------------------------------------------------------------------
   Portfolio Mortgages                            $335,283             $335,283
   Property Mortgages                              414,631              414,048
--------------------------------------------------------------------------------

   Total Mortgages and Loans Payable              $749,914             $749,331
================================================================================


PORTFOLIO MORTGAGES
TIAA MORTGAGE
Several of the Property Partnerships have an aggregate $185,283 non-recourse mortgage loan with Teachers Insurance and Annuity Association of America, with interest only payable monthly at a fixed annual rate of 7.18 percent ("TIAA Mortgage"). The TIAA Mortgage is secured and cross-collateralized by 43 properties and matures in December 2003. The Property Partnerships have the option to convert, without any yield maintenance obligation or prepayment premium, the TIAA Mortgage to unsecured public debt as a result of the achievement of an investment grade credit rating. The TIAA Mortgage is prepayable in whole or in part subject to certain provisions, including yield maintenance.

$150,000 PRUDENTIAL MORTGAGE LOAN
On April 30, 1998, the Operating Partnership obtained a $150,000, interest-only, non-recourse mortgage loan from Prudential ("$150,000 Prudential Mortgage Loan"). The loan, which is secured by 12 properties, has an effective annual interest rate of 7.10 percent and a seven-year term. The Operating Partnership has the option to convert the mortgage loan to unsecured debt as a result of the achievement of an investment grade credit rating. The mortgage loan is prepayable in whole or in part subject to certain provisions, including yield maintenance.

PROPERTY MORTGAGES
Property mortgages are comprised of various non-recourse loans which are collateralized by certain of the Operating Partnership's and Property Partnerships' rental properties. Payments on property mortgages are generally due in monthly installments of principal and interest, or interest only.

A summary of the Operating Partnership's and Property Partnerships' property mortgages as of March 31, 1999 and December 31, 1998 is as follows:


                                                                               PRINCIPAL BALANCE AT
                                                                             ------------------------
                                                                 INTEREST     MARCH 31,   DECEMBER 31,     DATE OF
PROPERTY NAME                    LENDER                            RATE         1999         1998          MATURITY
--------------------------------------------------------------------------------------------------------------------
Mack-Cali Centre VI              CIGNA                             7.600%    $     --       $29,223        03/31/99
Mack-Cali Airport                CIGNA                             7.600%          --         6,849        03/31/99
Mack-Cali Murray Hill            Horace Mann                       7.850%          --         8,027        05/01/99
Mack-Cali Manhasset              IDA Financing                       TENR       8,000         8,000        12/01/99
201 Commerce Drive               Sun Life Assurance Co.            6.240%       1,106         1,121        09/01/00
3 & 5 Terri Lane                 First Union National Bank         6.220%       4,466         4,476        10/31/00
101 & 225 Executive Drive        Sun Life Assurance Co.            6.270%       2,510         2,553        06/01/01
Mack-Cali Morris Plains          Corestates Bank                   7.510%       2,276         2,292        12/31/01
Harborside Financial Center(1)   Contingent Obligation(1)          6.764%       6,254         6,150        11/04/02
Mack-Cali Willowbrook            CIGNA                             8.670%      10,741        10,918        10/01/03
1717 Route 208, Fairlawn         Prudential Insurance Co.          8.250%      17,468        17,586        10/01/03
400 Chestnut Ridge               Prudential Insurance Co.          9.440%      14,901        14,983        07/01/04
Mack-Cali Centre VI              Principal Life Insurance Co.      6.865%      35,000            --        04/01/05
Mack-Cali Bridgewater I          New York Life Ins. Co.            7.000%      23,000        23,000        09/10/05
Mack-Cali Woodbridge II          New York Life Ins. Co.            7.500%      17,500        17,500        09/10/05
Mack-Cali Short Hills            Prudential Insurance Co.          7.740%      27,406        27,696        10/01/05
500 West Putnam Avenue           New York Life Ins. Co.            6.520%      11,300        11,471        10/10/05
Harborside - Plaza I             U.S. West Pension Trust           6.990%      48,911        48,148        01/01/06
Harborside - Plaza II and III    Northwestern Mutual Life Ins.     7.320%     101,089       101,852        01/01/06
Mack-Cali Airport                Allstate Life Insurance Co.       7.050%      10,500            --        04/01/07
Kemble Plaza II                  Mitsubishi Tr & Bk Co.       LIBOR+0.65%      40,025        40,025        01/31/08
Kemble Plaza I                   Mitsubishi Tr & Bk Co.       LIBOR+0.65%      32,178        32,178        01/31/09
--------------------------------------------------------------------------------------------------------------------

Total Property Mortgages                                                     $414,631      $414,048
====================================================================================================================


(1) As part of the Harborside acquisition in November 1996, a Property Partnership agreed to make payments (with an estimated net present value of approximately $5,252 at acquisition date) to the seller for development rights ("Contingent Obligation") if and when such Property Partnership commences construction on the acquired site during the next several years. However, the agreement provides, among other things, that even if the Property Partnership does not commence construction, the seller may nevertheless require the Property Partnership to acquire these rights during the six-month period after the end of the sixth year. After such period, the seller's option lapses, but any development in years 7 through 30 will require a payment, on an increasing scale, for the development rights. The Property Partnership is currently in the pre-development phase of a long-range plan to develop the Harborside site on a multi-property, multi-use basis.

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

On October 1, 1998, the Operating Partnership entered into a forward treasury rate lock agreement with a commercial bank. The agreement locked an interest rate of 4.089 percent per annum for the three-year U.S. Treasury Note effective November 4, 1999, on a notional amount of $50,000. The agreement will be used to fix the Index Rate on $50,000 of the Harborside- Plaza I mortgage, for which the Operating Partnership's interest rate re-sets for three years beginning November 4, 1999 to the three-year U.S. Treasury Note plus 110 basis points (see "Property Mortgages: Harborside-Plaza I").

In connection with the issuance of the Senior Unsecured Notes, the Operating Partnership entered into and settled forward treasury rate lock agreements in March 1999. These agreements were settled at a cost of approximately $517, which is being amortized to interest expense over the terms of the respective tranches.

The Operating Partnership is exposed to credit loss in the event of non-performance by the other parties to the interest rate contracts. However, the Operating Partnership does not anticipate non-performance by any of the counterparties. The

Operating Partnership is also exposed to market risk from the movement in interest rates pertaining to the forward treasury rate lock agreement.

SCHEDULED PRINCIPAL PAYMENTS
Scheduled principal payments and related weighted average annual interest rates for the Senior Unsecured Notes, revolving credit facilities and mortgages and loans payable as of March 31, 1999 are as follows:


                                                                                                 WEIGHTED AVG.
                                           SCHEDULED          PRINCIPAL                        INTEREST RATE OF
YEAR                                     AMORTIZATION        MATURITIES         TOTAL        FUTURE REPAYMENTS(A)
-----------------------------------------------------------------------------------------------------------------
April through December 1999               $   2,296         $     8,000    $    10,296               6.26%
2000                                          3,336               5,419          8,755               6.77%
2001                                          3,583             114,811        118,394               6.05%
2002                                          3,823               7,814         11,637               7.09%
2003                                          4,180             206,971        211,151               7.31%
Thereafter                                    4,721           1,092,825      1,097,546               7.19%
-----------------------------------------------------------------------------------------------------------------
Totals/Weighted Average                   $  21,939         $ 1,435,840    $ 1,457,779               7.12%
=================================================================================================================


(a) Assumes LIBOR rate at March 31, 1999 of 5.06 percent in calculating revolving credit facility and other variable rate debt interest rates.

CASH PAID FOR INTEREST & INTEREST CAPITALIZED
Cash paid for interest for the three months ended March 31, 1999 and 1998, was $22,646 and $20,302, respectively. Interest capitalized by the Operating Partnership for the three months ended March 31, 1999 and 1998 was $1,245 and $201, respectively.

SUMMARY OF INDEBTEDNESS
As of March 31, 1999, the Operating Partnership's total indebtedness of $1,457,779 (weighted average interest rate of 7.12 percent) was comprised of $190,804 of credit facility borrowings and other variable rate mortgage debt (average rate of 5.82 percent), fixed rate debt of $1,260,721 (average rate of 7.30 percent), and a Contingent Obligation of $6,254.


10.    PARTNERS' CAPITAL

Partners' capital in the accompanying financial statements of the Operating Partnership, prior to August 21, 1998, relates to common units held by the Corporation in the Operating Partnership, in addition to warrants to purchase common units ("Unit Warrants") in the Operating Partnership issued in connection with the Operating Partnership's December 1997 acquisition of 54 office properties ("Mack Properties") from the Mack Company and Patriot American Office Group ("Mack Transaction"). Subsequent to August 21, 1998, partners' capital also includes common units held by the limited partners and preferred units ("Preferred Units") held by the preferred unitholders of the Operating Partnership.

Net income allocated to the preferred unitholders and limited partners reflects their pro-rata share of net income and distributions subsequent to August 21, 1998. Net income and distributions for the period prior to August 21, 1998 is included in the changes in redeemable partnership units (see Note 11).

COMMON STOCK
On February 25, 1998, the Corporation completed an underwritten public offer and sale of 2,500,000 shares of its common stock and used the net proceeds, which totaled approximately $92,194 (after offering costs) to pay down a portion of the outstanding borrowings under the Operating Partnership's credit facilities and fund the acquisition of 10 Mountainview Road (see Note 3).

On March 18, 1998, in connection with the acquisition of Prudential Business Campus, the Corporation completed an offer and sale of 2,705,628 shares of its common stock using the net proceeds of approximately $99,899 (after offering costs) in the funding of such acquisition (see Note 3).

On March 27, 1998, the Corporation completed an underwritten public offer and sale of 650,407 shares of its common stock and used the net proceeds, which totaled approximately $23,690 (after offering costs) to pay down a portion of the outstanding borrowings under the Operating Partnership's credit facilities.

On April 29, 1998, the Corporation completed an underwritten offer and sale of 994,228 shares of its common stock and used the net proceeds, which totaled approximately $34,570 (after offering costs), primarily to pay down a portion of the outstanding borrowings under the Operating Partnership's credit facilities.

On May 29, 1998, the Corporation completed an underwritten offer and sale of 984,615 shares of its common stock and used the net proceeds, which totaled approximately $34,100 (after offering costs), primarily to pay down a portion of the outstanding borrowings under the Operating Partnership's credit facilities.

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

For the three months ended March 31, 1999, the Corporation purchased, for constructive retirement, 26,000 shares of its outstanding common stock for an aggregate cost of approximaely $713. Concurrent with these purchases, the Corporation sold to the Operating Partnership 26,000 common units for approximately $713.

REGISTRATION STATEMENT
The Operating Partnership and Corporation jointly filed a registration statement with the SEC for an aggregate of $2.0 billion in debt securities, preferred stock and preferred stock represented by depositary shares, which was declared effective in September 1998. In March 1999, the Operating Partnership issued $600,000 of Senior Unsecured Notes under this shelf registration statement (see
Note 7).

STOCK OPTION PLANS
In 1994, and as subsequently amended, the Corporation established the Mack-Cali Employee Stock Option Plan ("Employee Plan") and the Mack-Cali Director Stock Option Plan ("Director Plan") under which a total of 5,380,188 shares (subject to adjustment) of the Corporation's common stock have been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director
Plan). Stock options granted under the Employee Plan in 1994 and 1995 become exercisable over a three-year period and those options granted under the Employee Plan in 1996, 1997 and 1998 become exercisable over a five-year period. All stock options granted under the Director Plan become exercisable in one year. All options were granted at the fair market value at the dates of grant and have terms of ten years. As of March 31, 1999 and December 31, 1998, the stock options outstanding had a weighted average remaining contractual life of approximately 8.2 and 8.5 years, respectively.

Information regarding the Corporation's stock option plans is summarized below:


                                                                                           Weighted
                                                                    Shares                  Average
                                                                    Under                  Exercise
                                                                    Options                 Price
----------------------------------------------------------------------------------------------------
         Outstanding at January 1, 1998                           3,287,290                  $31.47
              Granted                                             1,048,620                  $35.90
              Exercised                                            (267,660)                 $20.47
              Lapsed or canceled                                   (128,268)                 $36.61
----------------------------------------------------------------------------------------------------
         Outstanding at December 31, 1998                         3,939,982                  $33.22
              Exercised                                             (18,360)                 $23.89
              Lapsed or canceled                                    (31,886)                 $31.83
----------------------------------------------------------------------------------------------------
         Outstanding at March 31, 1999                            3,889,736                  $33.28
====================================================================================================
         Options exercisable at December 31, 1998                 1,334,137                  $27.84
         Options exercisable at March 31, 1999                    1,931,873                  $30.40
----------------------------------------------------------------------------------------------------
         Available for grant at December 31, 1998                   709,223
         Available for grant at March 31, 1999                      741,109
----------------------------------------------------------------------------------------------------


STOCK WARRANTS
The Corporation has outstanding a total of 400,000 warrants to purchase an equal number of shares of common stock ("Stock Warrants") at $33 per share (the market price at date of grant). Such warrants generally vest equally over a three-year period through January 31, 2000 and expire on January 31, 2007.

The Corporation also has outstanding a total of 514,976 Stock Warrants to purchase an equal number of shares of common stock at $38.75 per share (the market price at date of grant). Such warrants vest equally over a five-year period through December 12, 2002 and expire on December 12, 2007.

As of March 31, 1999 and December 31, 1998, there were 914,976 Stock Warrants outstanding. As of March 31, 1999 and December 31, 1998, there were 585,989 and 565,991 Stock Warrants exercisable, respectively. No vested Stock Warrants were exercised or canceled.

DEFERRED STOCK COMPENSATION PLAN FOR DIRECTORS
The Deferred Compensation Plan for Directors ("Deferred Compensation Plan") commenced January 1, 1999 and is a plan which allows non-employee directors of the Corporation to elect to defer up to 100 percent of their annual retainer fee into deferred stock units. The deferred stock units are convertible into an equal number of shares of common stock upon the directors' termination of service from the Board of Directors or a change in control of the Corporation, as defined in the plan. Deferred stock units are credited to each director quarterly using the closing price of the Corporation's common stock on the applicable dividend record date for the respective quarter. Each participating director's account is also credited for an equivalent amount of deferred stock units based on the dividend rate for each quarter.

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

The following information presents the Operating Partnership's results for the three months ended March 31, 1999 and 1998 in accordance with FASB No. 128.


                                             Three Months Ended March 31,
                                            1999                       1998
                                            ----                       ----
                                   Basic EPU   Diluted EPU    Basic EPU  Diluted EPU
-------------------------------------------------------------------------------------
Net income                         $  36,944    $   36,944    $  29,938    $  29,938
Weighted average units                67,011        67,283       57,933       58,682
-------------------------------------------------------------------------------------
Per Unit                           $    0.55    $     0.55    $    0.52    $    0.51
=====================================================================================


The following schedule reconciles the units used in the basic EPU calculation to the units used in the diluted EPU calculation.


                                                    Three Months Ended March 31,
                                                          1999         1998
--------------------------------------------------------------------------------
Basic EPU Units:                                         67,011       57,933
   Add:  Stock options                                      272          612
         Stock Warrants                                      --          137
--------------------------------------------------------------------------------
Diluted EPU Units:                                       67,283       58,682
================================================================================


Preferred Units and Contingent Units outstanding in 1999 and 1998 were not included in the computation of diluted EPU as such units were anti-dilutive during the period.

Pursuant to the Repurchase Program, during 1998, the Corporation purchased for constructive retirement, 854,700 shares of its outstanding common stock for approximately $25,058.

During the three months ended March 31, 1999, the Corporation purchased for constructive retirement, 26,000 shares of its outstanding common stock for approximately $713.


11.    REDEEMABLE PARTNERSHIP UNITS

The outstanding preferred and common units, excluding those common units held by the Corporation, have been classified as redeemable partnership units outside of permanent partners' capital prior to August 21, 1998. These units were initially recorded at fair value and subsequently adjusted based on the fair value at the balance sheet date as measured by the closing price of the Corporation's common stock on that date multiplied by the total number of units outstanding.

Effective August 21, 1998, pursuant to an amendment to the Operating Partnership agreement, in which the Operating Partnership obtained the control over the redemption rights of the units, these units were reclassified as a component of permanent partners' capital. The fair value of the reclassified units was measured by the closing price of the Corporation's common stock on that date multiplied by the total number of units outstanding.

PREFERRED UNITS
In connection with the Mack Transaction in December 1997, the Operating Partnership issued 15,237 Series A Preferred Units and 215,325 Series B Preferred Units, with an aggregate value of $236,491. The Preferred Units have a stated value of $1,000 per unit and are preferred as to assets over any class of common units or other class of preferred units of the Operating Partnership, based on circumstances per the applicable unit certificates.

The quarterly distribution on each Preferred Unit (representing 6.75 percent of the Preferred Unit stated value of $1,000 on an annualized basis) is an amount equal to the greater of (i) $16.875 or (ii) the quarterly distribution attributable to a Preferred Unit determined as if such unit had been converted into common units, subject to adjustment for customary anti-dilution rights. Each of the Series A Preferred Units may be converted at any time into common units at a conversion price of $34.65 per unit, and, after the one year anniversary of the date of the Series A Preferred Units' initial issuance, common units received pursuant to such conversion may be redeemed into common stock. Each of the Series B Preferred Units may be converted at any time into common units at a conversion price of $34.65 per unit, and, after the three year anniversary of the date of the Series B Preferred Units' initial issuance, common units received pursuant to such conversion may be redeemed into common stock. Each of the common units are redeemable for an equal number of shares of common stock.

During 1998, the Operating Partnership issued 19,694 additional Preferred Units (11,895 of Series A and 7,799 of Series B), convertible into 568,369 common units and valued at approximately $20,200, in connection with the achievement of certain performance goals at the Mack Properties in redemption of an equivalent number of contingent Preferred Units.

During the three months ended March 31, 1999, 20,952 Series A Preferred Units were converted into 604,675 common units.

As of March 31, 1999, there were 229,304 Preferred Units outstanding (convertible into 6,617,721 common units).

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

On April 30, 1998, in connection with the acquisition of a 49.9 percent interest in the G&G Martco joint venture (see Note 4), the Operating Partnership issued 218,105 common units, valued at approximately $8,334.

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

During the three months ended March 31, 1999, the Operating Partnership redeemed an aggregate of 1,010,204 common units for an equivalent number of shares of common stock in the Corporation.

During the three months ended March 31, 1999, the Operating Partnership also issued 189,552 common units, valued at approximately $5,599, in connection with the achievement of certain performance goals at the Mack Properties in redemption of an equivalent number of contingent common units.

As of March 31, 1999, there were 8,870,608 common units outstanding.

CONTINGENT COMMON & PREFERRED UNITS
In conjunction with the Mack Transaction in December 1997, 2,006,432 contingent common units, 11,895 Series A contingent Preferred Units and 7,799 Series B contingent Preferred Units were issued as contingent non-participating units ("Contingent Units"). Such Contingent Units have no voting, distribution or other rights until such time as they are redeemed into common units, Series A Preferred Units, and Series B Preferred Units, respectively. Redemption of such Contingent Units shall occur upon the achievement of certain performance goals relating to certain of the Mack Properties, specifically the achievement of certain leasing activity. When Contingent Units are redeemed for common and Preferred Units, an adjustment to the purchase price of certain of the Mack Properties is recorded, based on the value of the units issued.

On account of certain of the performance goals at the Mack Properties having been achieved during 1998, the Operating Partnership redeemed 1,731,386 contingent common units and 19,694 contingent Preferred Units and issued an equivalent number of common and Preferred Units, as indicated above.

On account of certain of the performance goals at the Mack Properties having been achieved during the three months ended March 31, 1999, the Company redeemed 189,552 contingent common units and issued an equivalent number of common units, as indicated above. There were no contingent Preferred Units outstanding and 85,494 contingent common units outstanding as of March 31, 1999.

UNIT WARRANTS
The Operating Partnership has 2,000,000 Unit Warrants outstanding. The Unit Warrants are exercisable at $37.80 per common unit and expire on December 11, 2002.

CHANGES IN REDEEMABLE PARTNERSHIP UNITS
The following table sets forth the changes in redeemable partnership units for the year ended December 31, 1998:


                                                                   Limited
                                                        Preferred  Partner    Preferred    Limited
                                                          Units     Units    Unitholders   Partners        Total
-------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1998                                 231      6,097    $   272,815  $  249,997    $  522,812
   Net income                                               --         --         10,267       9,260        19,527
   Distributions                                            --         --         (7,896)     (6,827)      (14,723)
   Issuance of units in connection with acquisitions        --      1,735             --      64,628        64,628
   Redemption of units for shares of common stock           --        (22)            --        (848)         (848)
   Redemption of units                                      --        (83)            --      (3,163)       (3,163)
   Issuance of Preferred Units                              17         --         17,943          --        17,943
   Adjustment to reflect preferred unitholders'
     and limited partners' capital at redemption value      --         --        (69,686)    (46,172)     (115,858)
   Reclassification of redeemable partnership units
     as permanent partners' capital                       (248)    (7,727)      (223,443)   (266,875)     (490,318)
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                --         --    $        --  $       --    $       --
===================================================================================================================


12.    EMPLOYEE BENEFIT PLAN

All employees of the Corporation who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan (the "401(k) Plan"). The 401(k) Plan allows eligible employees to defer up to 15 percent of their annual compensation. The amounts contributed by employees are immediately vested and non-forfeitable. The Corporation, at management's discretion, may match employee contributions, although no employer contributions have been made to date.

13.    COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS
   GROVE STREET PROPERTY
   Pursuant to an agreement with the City of Jersey City, New Jersey, as amended, expiring in 2004, one of the Property Partnerships is required to make payments in lieu of property taxes ("PILOT") on its property at 95 Christopher Columbus Drive, Jersey City, Hudson County, New Jersey. Such PILOT, as defined, is $1,267 per annum through May 31, 1999 and $1,584 per annum through May 31, 2004.

   HARBORSIDE FINANCIAL CENTER PROPERTY
   Pursuant to an agreement with the City of Jersey City, New Jersey obtained by the former owner of the Harborside property in 1988 and assumed by one of the Property Partnerships as part of the acquisition of the property in November 1996, the Property Partnerships are required to make PILOT payments on its Harborside property. The agreement, which commenced in 1990, is for a term of 15 years. Such PILOT is equal to two percent of Total Project Costs, as defined, in year one and increases by $75 per annum through year fifteen. Total Project Costs, as defined, are $145,644. Such PILOT totaled $651 and $625 for the three months ended March 31, 1999 and 1998, respectively.

GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases, under which the Operating Partnership or Property Partnerships are the lessees as of March 31, 1999 are as follows:


YEAR                                                                     AMOUNT
--------------------------------------------------------------------------------
April 1, 1999 to December 31, 1999                                      $   319
2000                                                                        425
2001                                                                        427
2002                                                                        427
2003                                                                        427
Thereafter                                                               21,934
--------------------------------------------------------------------------------

Total                                                                   $23,959
================================================================================


OTHER CONTINGENCIES
On April 19, 1999, the Corporation announced the following changes in the membership of its Board of Directors and the identities, titles and responsibilities of its executive officers: (i) Thomas A. Rizk resigned from the Board of Directors, the Executive Committee of the Board of Directors, his position as Chief Executive Officer and as an employee of the Corporation; (ii) Mitchell E. Hersh was appointed Chief Executive Officer of the Corporation simultaneous with his resignation from his positions as President and Chief Operating Officer of the Corporation; (iii) Timothy M. Jones was appointed President of the Corporation simultaneous with his resignation from his positions as Executive Vice President and Chief Investment Officer of the Corporation; and (iv) Brant Cali was appointed to the Board of Directors of the Corporation to fill the remainder of Thomas A. Rizk's term as a Class III Director and was appointed Chief Operating Officer of the Corporation, also remaining as an Executive Vice President and Assistant Secretary of the Corporation.

Pursuant to the terms of Mr. Rizk's employment agreement entered into with the Corporation in December 1997 and an agreement entered into simultaneous with his resigning from the Corporation, Mr. Rizk received a payment of approximately $14,490 in April 1999 and will receive $500 annually over the next three years.

The Operating Partnership is a defendant in certain litigation arising in the normal course of business activities. Management does not believe that the resolution of these matters will have a materially adverse effect upon the Operating Partnership and the Property Partnerships.


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

15.      SEGMENT REPORTING

The Operating Partnership operates in one business segment - real estate. The Operating Partnership provides leasing, management, acquisition, development, construction and tenant-related services for its portfolio. The Operating Partnership does not have any foreign operations. The accounting policies of the segment are the same as those described in Note 2, excluding straight-line rent adjustments and depreciation and amortization.

The Operating Partnership evaluates performance based upon net operating income from the combined properties in the segment.

Selected results of operations for the three months ended March 31, 1999 and 1998 and selected asset information as of March 31, 1999 and December 31, 1998 regarding the Operating Partnership's operating segment are as follows:


                                                   Total         Corporate &         Total
                                                  Segment         Other (e)  Operating Partnership
--------------------------------------------------------------------------------------------------
TOTAL CONTRACT REVENUES (A):
Three months ended:
     March 31, 1999                             $    131,769    $      (425)      $   131,344  (f)
     March 31, 1998                                  101,600          1,019           102,619  (g)

TOTAL OPERATING AND INTEREST EXPENSES (B):
Three months ended:
     March 31, 1999                             $     43,155    $    28,952       $    72,107
     March 31, 1998                                   32,946         22,796            55,742

NET OPERATING INCOME (C):
Three months ended:
     March 31, 1999                             $     88,614    $   (29,377)      $    59,237  (f)
     March 31, 1998                                   68,654        (21,777)           46,877  (g)

TOTAL ASSETS:
     March 31, 1999                             $  3,468,422    $    30,520       $ 3,498,942
     December 31, 1998                             3,430,865         21,329         3,452,194

TOTAL LONG-LIVED ASSETS (D):
     March 31, 1999                             $  3,424,193    $     4,349       $ 3,428,542
     December 31, 1998                             3,393,313          4,098         3,397,411

--------------------------------------------------------------------------------------------------


(a) Total contract revenues represents all revenues during the period (including the Operating Partnership's share of net income from unconsolidated joint ventures), excluding adjustments for straight-lining of rents and the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures. All interest income is excluded from the segment amounts and is classified in Corporate and Other for all periods.

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

(f) Excludes $3,563 of adjustments for straight-lining of rents and ($18) for the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures.

(g) Excludes $3,203 of adjustments for straight-lining of rents.

16.      IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Cost of Start-Up Activities" ("SOP 98-5"), which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires costs of start-up and organizational activities be expensed as incurred. The adoption of SOP 98-5 did not have a material effect on the Operating Partnership's financial statements.


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


17.    PRO FORMA FINANCIAL INFORMATION

The following pro forma financial information for the three months ended March 31, 1999 and 1998 are presented as if all acquisitions and common stock offerings completed during the three months ended March 31, 1999 and the year ended December 31, 1998 had all occurred on January 1, 1998. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made.

This pro forma financial information is not necessarily indicative of what the actual results of operations of the Operating Partnership would have been assuming such transactions had been completed as of January 1, 1998, nor do they represent the results of operations of future periods.


                                                                 Three Months Ended March 31,
                                                                    1999              1998
-----------------------------------------------------------------------------------------------
Total revenues                                                  $  134,889          $  128,882
Operating and other expenses                                        40,351              37,084
General and administrative                                           8,134               7,297
Depreciation and amortization                                       21,969              19,846
Interest expense                                                    23,622              24,689
-----------------------------------------------------------------------------------------------
Income before preferred unit distributions                          40,813              39,966
Preferred units distributions                                       (3,869)             (3,911)
-----------------------------------------------------------------------------------------------

Income available to common unitholders                          $   36,944          $   36,055
===============================================================================================

Basic earnings per common unit                                  $     0.55          $     0.55
Diluted earnings per common unit                                $     0.55          $     0.54
-----------------------------------------------------------------------------------------------
Basic weighted average units outstanding                            67,011              65,649
Diluted weighted average units outstanding                          67,283              66,399
-----------------------------------------------------------------------------------------------


                     MACK-CALI REALTY, L.P. AND SUBSIDIARIES


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of Mack-Cali Realty, L.P. and subsidiaries and the notes thereto. Certain defined terms used herein have the meaning ascribed to them in the Consolidated Financial Statements.

 THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

The following comparisons for the three months ended March 31, 1999 ("1999"), as compared to the three months ended March 31, 1998 ("1998") make reference to the following: (i) the effect of the "Same-Store Properties," which represents all in-service properties owned by the Operating Partnership at December 31, 1997 and (ii) the effect of the "Acquired Properties," which represents all properties acquired or placed in service by the Operating Partnership from January 1, 1998 through March 31, 1999.


                                                     Quarter Ended
                                                        March 31,                 Dollar             Percent
(IN THOUSANDS)                                   1999              1998           Change             Change
------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                                   $116,080          $ 92,916          $23,164              24.9%
Escalations and recoveries from tenants        14,860            10,357            4,503              43.5
Parking and other                               3,900             1,981            1,919              96.9
------------------------------------------------------------------------------------------------------------
   Sub-total                                  134,840           105,254           29,586              28.1

Interest income                                   255               544            (289)             (53.1)
Equity in (loss) earnings of
   unconsolidated joint ventures                (206)                25            (231)            (924.0)
------------------------------------------------------------------------------------------------------------
   Total revenues                             134,889           105,823           29,066              27.5
------------------------------------------------------------------------------------------------------------

PROPERTY EXPENSES:
Real estate taxes                              13,843            10,073            3,770              37.4
Utilities                                       9,592             8,301            1,291              15.6
Operating services                             16,916            12,693            4,223              33.3
------------------------------------------------------------------------------------------------------------
   Sub-total                                   40,351            31,067            9,284              29.9

General and administrative                      8,134             6,196            1,938              31.3
Depreciation and amortization                  21,969            16,231            5,738              35.4
Interest expense                               23,622            18,480            5,142              27.8
------------------------------------------------------------------------------------------------------------
   Total expenses                              94,076            71,974           22,102              30.7
------------------------------------------------------------------------------------------------------------

Net income                                     40,813            33,849            6,964              20.6
Preferred unit distribution                   (3,869)           (3,911)               42               1.1
------------------------------------------------------------------------------------------------------------

Net income available to
   common unitholders                        $ 36,944          $ 29,938          $ 7,006              23.4%
============================================================================================================


The following is a summary of the changes in revenue from rental operations and property expenses divided into Acquired Properties and Same-Store Properties (in thousands).


                                                            Total                   Acquired          Same-Store
                                                     Operating Partnership         Properties         Properties
                                                     ---------------------         ----------         ----------
                                                        Dollar    Percent       Dollar    Percent   Dollar  Percent
                                                        Change    Change        Change    Change    Change  Change
-------------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                                             $23,164     24.9%       $19,094     20.5%    $4,070    4.4%
Escalations and recoveries from tenants                  4,503     43.5          2,048     19.8      2,455   23.7
Parking and other                                        1,919     96.9            753     38.0      1,166   58.9
-------------------------------------------------------------------------------------------------------------------
   Total                                               $29,586     28.1%       $21,895     20.8%    $7,691    7.3%
===================================================================================================================

PROPERTY EXPENSES:
Real estate taxes                                       $3,770     37.4%        $3,063     30.4%    $  707    7.0%
Utilities                                                1,291     15.6          1,577     19.0       (286)  (3.4)
Operating services                                       4,223     33.3          3,363     26.5        860    6.8
-------------------------------------------------------------------------------------------------------------------
   Total                                               $ 9,284     29.9%       $ 8,003     25.8%    $1,281    4.1%
===================================================================================================================

OTHER DATA:
Number of wholly-owned properties                          248                      59                 189
Square feet (in thousands)                              26,968                   5,003              21,965


Base rents for the Same-Store Properties increased $4.1 million, or 4.4 percent, for 1999 as compared to 1998, due primarily to occupancy and rental rate increases in 1999. Escalations and recoveries from tenants for the Same-Store Properties increased $2.5 million, or 23.7 percent, for 1999 over 1998, due to the recovery of an increased amount of total property expenses, as well as additional settle-up billings in 1999. Parking and other income for the Same-Store Properties increased $1.2 million, or 58.9 percent, which is primarily attributable to $1.1 million of lease termination fees in 1999.

Real estate taxes on the Same-Store Properties increased $0.7 million, or 7.0 percent, for 1999 as compared to 1998, due primarily to property tax rate increases in certain municipalities in 1999. Utilities for the Same-Store Properties decreased $0.3 million, or 3.4 percent, for 1999 as compared to 1998, due primarily to decreased electric rates and usage in 1999. Operating services for the Same-Store Properties increased $0.9 million, or 6.8 percent, due primarily to increased snow removal costs incurred at the Same-Store Properties in 1999.

Equity in (loss) earnings of unconsolidated joint ventures decreased $0.2 million in 1999 as compared to 1998. This is due to additional organizational and depreciation expense at certain of the joint ventures in which the Operating Partnership has an interest (see Note 4 to the Financial Statements).

Interest income decreased by approximately $0.3 million, or 53.1 percent, for 1999 as compared to 1998. This decrease was due primarily to repayment by a borrower of a mortgage note receivable in 1998 with no interest income from mortgage note receivables in 1999.

General and administrative increased by $1.9 million, or 31.3 percent for 1999 as compared to 1998. This increase is due primarily to an increase in payroll and related costs as a result of the Operating Partnership's expansion in 1998.

Depreciation and amortization increased by $5.7 million, or 35.4 percent, for 1999 over 1998. Of this increase, $4.5 million, or 28.1 percent, is attributable to the Acquired Properties, and $1.2 million, or 7.3 percent, is due to the Same-Store Properties.

Interest expense increased $5.1 million, or 27.8 percent, for 1999 as compared to 1998. This increase is due primarily to net additional drawings from the Operating Partnership's revolving credit facilities generally as a result of Operating Partnership acquisitions in 1998, offset by a reduction in LIBOR in 1999 and the reduction in spread over LIBOR due to the 1998 Unsecured Facility signed in April 1998.

Net income available to common unitholders increased to $36.9 million in 1999 from $29.9 million in 1998. The increase of $7.0 million is due to the factors discussed above. Additionally, there were preferred dividends of $3.9 million in 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

STATEMENT OF CASH FLOWS
During the three months ended March 31, 1999, the Operating Partnership generated $59.7 million in cash flows from operating activities, and together with $683.7 million in borrowings from the Operating Partnership's revolving credit facilities, issuance of unsecured notes and funds from additional mortgage debt, $0.4 million in proceeds from stock options exercised, $1.0 million in distributions received from unconsolidated joint ventures, used an aggregate of approximately $744.9 million to acquire properties and land parcels and pay for other tenant and building improvements totaling $21.7 million, repay outstanding borrowings on its revolving credit facilities and other mortgage debt of $646.8 million, pay quarterly distributions of $40.6 million, invest $22.5 million in unconsolidated joint ventures, repurchase 26,000 shares of the Corporation's outstanding common stock for $0.7 million, pay deferred financing costs of $5.6 million, $0.4 million to restricted cash and increase the Operating Partnership's cash and cash equivalents balance by $6.6 million.

CAPITALIZATION
During the three months ended March 31, 1999, in conjunction with the redemption of certain of the contingent units issued in the Mack Transaction, the Operating Partnership issued a total of 189,552 common units with a total value of approximately $5.6 million at time of issuance.

In August 1998, the Board of Directors of the Corporation authorized a share repurchase program under which the Corporation was permitted to purchase up to $100.0 million of the Corporation's outstanding common stock. Purchases could be made from time to time in open market transactions at prevailing prices or through privately negotiated transactions. Subsequently, through March 31, 1999, the Corporation purchased, for constructive retirement, 880,700 shares of its outstanding common stock for an aggregate cost of approximately $25.8 million. Concurrent with these purchases, the Corporation sold to the Operating Partnership 880,700 common units for approximately $25.8 million.

As of March 31, 1999, the Operating Partnership's total indebtedness of $1.5 billion (weighted average interest rate of 7.12 percent) was comprised of $190.8 million of revolving credit facility borrowings and other variable rate mortgage debt (average rate of 5.82 percent), fixed rate debt of $1.3 billion (average rate of 7.30 percent), and a Contingent Obligation of $6.3 million.

As of March 31, 1999, the Operating Partnership had outstanding borrowings of $110.6 million under its revolving credit facilities (with aggregate borrowing capacity of $1.1 billion). The outstanding borrowings were comprised of $110.6 million from the 1998 Unsecured Facility, with no outstanding borrowings on the Prudential Facility. The 1998 Unsecured Facility, with 28 lender banks, carries an interest rate of 90 basis points over LIBOR and matures in April 2001. The Prudential Facility carries an interest rate of 110 basis points over LIBOR and matures in March 31, 2000.

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

The terms of the Senior Unsecured Notes include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

The Operating Partnership has three investment grade credit ratings. Duff & Phelps Credit Rating Co. ("DCR") and Standard & Poors Rating Services ("S&P") have each assigned their BBB rating to the recently-issued $600.0 million of Senior Unsecured Notes of the Operating Partnership. DCR and S&P have also assigned their BBB- rating to prospective preferred stock offerings of the Corporation. Moody's Investors Service has assigned its Baa3 rating to the Senior Unsecured Notes of the Operating Partnership and its Ba1 rating to prospective preferred stock offerings of the Corporation.

In May 1995, the Operating Partnership entered into an interest rate swap agreement with a commercial bank. The swap agreement fixes the Operating Partnership's one-month LIBOR base to 6.285 percent per annum on a notional amount of $24.0 million through August 1999.

In October 1998, the Operating Partnership entered into a forward treasury rate lock agreement with a commercial bank. The agreement locked an interest rate of
4.089 percent per annum for the three-year U.S. Treasury Note effective November 4, 1999, on a notional amount of $50.0 million. The agreement will be used to fix the Index Rate on $50.0 million of the Harborside-Plaza I mortgage, for which the Operating Partnership's interest rate re-sets for three years beginning November 4, 1999 to the interpolated three-year U.S. Treasury Note plus 110 basis points (see Note 9 to the Financial Statements - "Property Mortgages - Harborside-Plaza I").

As of March 31, 1999, the Operating Partnership had 172 unencumbered properties, totaling 16.7 million square feet, representing 61.9 percent of the Operating Partnership's total portfolio on a square footage basis. An additional 55 properties, aggregating 5.4 million square feet (20.2 percent of Operating Partnership's portfolio) are currently encumbered by $335.3 million of mortgage debt, which may be converted to unsecured debt at the Operating Partnership's option. The Operating Partnership is currently reviewing its options to convert any of the mortgage debt to unsecured debt.

The Operating Partnership and Corporation has an effective shelf registration statement with the SEC for an aggregate of $2.0 billion in debt securities, preferred stock and preferred stock represented by depositary shares, under which the Operating Partnership has issued $600 million of Senior Unsecured Notes.

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

The Operating Partnership expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operating activities, along with the 1998 Unsecured Facility and the Prudential Facility. The Operating Partnership is frequently examining potential property acquisitions and, at any given time, one or more of such acquisitions may be under consideration. Accordingly, the ability to fund property acquisitions is a major part of the Operating Partnership's financing requirements. The Operating Partnership expects to meet its financing requirements through funds generated from operating activities, long-term or short-term borrowings (including draws on the Operating Partnership's revolving credit facilities) and the issuance of additional debt or equity securities. In addition, the Operating Partnership anticipates utilizing the 1998 Unsecured Facility and the Prudential Facility primarily to fund property acquisitions.

The Operating Partnership's first public debt issuance increased the weighted average term to maturity for the Operating Partnership's indebtedness from 4.2 to 6.3 years. The Operating Partnership refinanced $35.9 million of its property mortgages which matured in the first quarter of 1999 with $45.5 million of new mortgage debt. The Operating Partnership does not intend to reserve funds to retire its Senior Unsecured Notes, TIAA Mortgage, Harborside mortgages, $150.0 Million Prudential Mortgage Loan, its other property mortgages or other long-term mortgages and loans payable upon maturity. Instead, the Operating Partnership will seek to refinance such debt at maturity or retire such debt through the issuance of additional debt or equity securities. The Operating Partnership is reviewing various refinancing options, including the issuance of additional unsecured public debt, preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during 1999. The Operating Partnership anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Operating Partnership's capital and liquidity needs both in the short and long-term. However, if these sources of funds are insufficient or unavailable, the Operating Partnership's ability to make the expected distributions discussed below may be adversely affected.

To maintain its qualification as a REIT, the Corporation must make annual distributions to its stockholders of at least 95 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. The Corporation currently relies on the distributions it receives from the Operating Partnership to make its distributions to its stockholders. Moreover, the Operating Partnership intends to continue to make regular quarterly distributions to its unitholders which, based upon current policy, in the aggregate would equal approximately $128.5 million on an annualized basis. However, any such distribution would only be paid out of available cash after meeting operating requirements, scheduled debt service on mortgages and loans payable, and preferred unit distributions.

SIGNIFICANT TENANTS

The following table sets out a schedule of the Operating Partnership's 20 largest tenants, for the the Operating Partnership's wholly-owned properties as of March 31, 1999, based upon annualized base rents:


                                                                     Percentage of
                                                 Annualized                Company      Square        Percentage of        Year of
                                  Number of     Base Rental        Annualized Base        Feet        Total Company          Lease
                                 Properties   Revenue($)(1)     Rental Revenue (%)      Leased    Leased Sq.Ft. (%)     Expiration
-----------------------------------------------------------------------------------------------------------------------------------
AT&T Corporation                     5          13,408,239               3.1           971,501           3.8              2009 (2)
Donaldson, Lufkin &
  Jenrette Securities Corp.          1           7,943,706               1.8           420,672           1.6              2009
AT&T Wireless Services               2           7,826,368               1.8           365,593           1.4              2007 (3)
International Business
  Machines Corporation               6           7,639,928               1.7           396,912           1.6              2007 (4)
Nabisco Inc.                         3           5,921,014               1.4           321,735           1.3              2000 (11)
Allstate Insurance Company           9           5,839,839               1.3           270,796           1.1              2009 (5)
Prentice-Hall Inc.                   1           5,794,893               1.3           474,801           1.9              2014
Dow Jones Telerate Systems Inc.      1           5,610,924               1.3           291,762           1.1              2006 (6)
Toys 'R' US - NJ, Inc.               1           5,342,672               1.2           242,518           0.9              2012
American Institute of Certified
 Public Accountants                  1           4,981,357               1.1           249,768           1.0              2012
CMP Media Inc                        1           4,826,107               1.1           206,274           0.8              2014
Board of Gov./Federal Reserve        1           4,593,946               1.0           117,008           0.5              2009 (7)
Winston & Strawn                     1           4,214,885               1.0           108,100           0.4              2003
KPMG Peat Marwick, LLP               2           3,510,412               0.8           161,760           0.6              2007 (8)
Bankers Trust Harborside Inc.        1           3,272,500               0.7           385,000           1.5              2003
Morgan Stanley Dean Witter           1           3,188,532               0.7           179,131           0.7              2008
Dean Witter Reynolds Inc.            4           3,163,872               0.7           137,181           0.5              2008 (9)
Deloitte & Touche USA LLP            1           3,162,933               0.7           118,864           0.5              2000
PNC Bank N.A.                        4           3,054,754               0.7           149,930           0.6              2004 (10)
NTT Data Corporation                 1           3,047,364               0.7           136,960           0.5              2005
-----------------------------------------------------------------------------------------------------------------------------------
Totals                              47         106,344,245              24.1         5,706,266          22.3
===================================================================================================================================


(1)  Annualized base rental revenue is based on actual March 1999 billings times
     12. For leases whose rent commences after March 31, 1999, annualized base rental revenue is based on the first month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(2) 39,183 square feet expire February 2000; 66,268 square feet expire December 2000; 3,950 square feet expire August 2002; 475,100 square feet expire January 2008; 387,000 square feet expire January 2009.

(3)  341,512 square feet expire March 2007; 24,081 square feet expire June 2007.

(4) 6,542 square feet expired April 1999; 29,157 square feet expire October 2000; 85,000 square feet expire December 2000; 26,749 square feet expire January 2002; 1,065 square feet expire November 2002; 248,399 square feet expire December 2007.

(5) 22,444 square feet expire July 2001; 70,517 square feet expire June 2002; 71,030 square feet expire September 2002; 18,882 square feet expire April 2003; 2,867 square feet expire January 2004; 36,305 square feet expire January 2005; 6,108 square feet expire August 2006; 31,143 square feet expire April 2008; 11,500 square feet expire January 2009.

(6) 241,875 square feet expire June 2000; 4,700 square feet expire March 2001; 45,187 square feet expire June 2006.

(7)  94,719 square feet expire May 2005; 22,289 square feet expire June 2009.

(8) 104,556 square feet expire September 2002; 57,204 square feet expire July 2007.

(9) 19,390 square feet expire October 2002; 13,140 square feet expire April 2005; 85,151 square feet expire February 2008; 19,500 square feet expire June 2008.

(10) 23,337 square feet expire October 1999; 107,320 square feet expire February 2000; 15,802 square feet expire August 2003; 3,471 square feet expire October 2004.

(11) 21,357 square feet expired April 1999; 300,378 square feet expire December 2000.

SCHEDULE OF LEASE EXPIRATIONS

The following table sets forth a schedule of the lease expirations for the total of the the Operating Partnership's wholly-owned office, office/flex, industrial/warehouse and stand-alone retail properties beginning April 1, 1999, assuming that none of the tenants exercises renewal options:


                                                                                          Average Annual
                                                 Percentage Of                            Rent Per Net
                               Net Rentable      Total Leased          Annualized         Rentable          Percentage Of
                               Area Subject      Square Feet           Base Rental        Square Foot       Annual Base
                Number Of      To Expiring       Represented By        Revenue Under      Represented       Rent Under
Year Of         Leases         Leases            Expiring              Expiring           By Expiring       Expiring
Expiration      Expiring (1)   (Sq. Ft.)         Leases (%) (2)        Leases ($)  (3)    Leases ($)        Leases (%)
----------      ------------   ------------      --------------        ---------------    --------------    -------------
1999..........        448         1,884,975              7.4              33,276,342            17.65               7.6

2000..........        493         4,017,431             15.7              68,359,287            17.02              15.6

2001..........        494         2,907,231             11.4              47,555,276            16.36              10.9

2002..........        415         3,313,258             13.0              57,608,796            17.39              13.2

2003..........        371         3,797,112             14.9              64,595,040            17.01              14.8

2004..........        142         1,678,964              6.6              27,884,297            16.61               6.4

2005..........         82         1,349,712              5.3              27,029,713            20.03               6.2

2006..........         41           783,333              3.1              14,637,476            18.69               3.3

2007..........         33         1,166,028              4.6              22,334,897            19.15               5.1

2008..........         31         1,432,805              5.6              22,389,008            15.63               5.1

2009..........         22         1,177,992              4.6              20,700,599            17.57               4.7

2010 and thereafter    31         2,057,294              7.8              31,534,238            15.33               7.1

-------------------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average           2,603        25,566,135           100.0(4)           437,904,969            17.13             100.0
=========================================================================================================================


(1) Includes office, office/flex, industrial/warehouse and stand-alone retail property tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.

(2)  Excludes all space vacant as of March 31, 1999.

(3)  Annualized base rental revenue is based on actual March 1999 billings times
     12. For leases whose rent commences after March 31, 1999, annualized base rental revenue is based on the first month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(4) Reconciliation to the Operating Partnership's total net rentable square footage is as follows:


                                                                                  Square Feet       Percentage of Total
                                                                                  -----------       -------------------
Square footage leased to commercial tenants                                        25,566,135              95.0%
Square footage used for corporate offices, management offices, building use, retail tenants, food services, other anciliary
 service tenants and occupancy adjustments                                            445,142               1.7
Square footage vacant                                                                 889,404               3.3
                                                                                  -----------            ------
Total net rentable square footage (does not include
 residential, land lease, retail or not-in-service properties)                     26,900,681             100.0%
                                                                                  ===========            ======


SCHEDULE OF LEASE EXPIRATIONS: OFFICE PROPERTIES

The following table sets forth a schedule of the lease expirations for the office properties beginning April 1, 1999, assuming that none of the tenants exercises renewal options:


                                                                                          Average Annual
                                                 Percentage Of                            Rent Per Net
                               Net Rentable      Total Leased          Annualized         Rentable          Percentage Of
                               Area Subject      Square Feet           Base Rental        Square Foot       Annual Base
                Number Of      To Expiring       Represented By        Revenue Under      Represented       Rent Under
Year Of         Leases         Leases            Expiring              Expiring           By Expiring       Expiring
Expiration      Expiring (1)   (Sq. Ft.)         Leases (%) (2)        Leases ($) (3)     Leases ($)        Leases (%)
----------      ------------   ------------      --------------        ---------------    --------------    -------------
1999..........        383         1,502,808              7.0              29,314,776            19.51               7.5

2000..........        415         3,375,681             15.8              61,242,703            18.14              15.6

2001..........        407         2,295,765             10.7              40,600,886            17.69              10.4

2002..........        334         2,576,445             12.0              49,711,432            19.29              12.7

2003..........        311         3,211,325             15.0              58,823,737            18.32              15.0

2004..........        114         1,320,047              6.2              23,785,246            18.02               6.1

2005..........         63         1,130,145              5.3              24,524,486            21.70               6.3

2006..........         34           589,841              2.8              11,345,970            19.24               2.9

2007..........         28         1,054,347              4.9              20,761,913            19.69               5.3

2008..........         29         1,330,945              6.2              21,924,500            16.47               5.6

2009..........         18         1,105,892              5.2              19,661,379            17.78               5.0

2010 and thereafter    26         1,925,598              8.9              29,963,689            15.56               7.6
-------------------------------------------------------------------------------------------------------------------------

Totals/Weighted
  Average           2,162        21,418,839            100.0             391,660,717            18.29             100.0
=========================================================================================================================


(1) Includes office tenants only. Excludes leases for amenity, retail, parking and month-to-month office tenants. Some tenants have multiple leases.

(2)  Excludes all space vacant as of March 31, 1999.

(3)  Annualized base rental revenue is based on actual March 1999 billings times
     12. For leases whose rent commences after March 31, 1999, annualized base rental revenue is based on the first month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: OFFICE/FLEX PROPERTIES

The following table sets forth a schedule of the lease expirations for the office/flex properties beginning April 1, 1999, assuming that none of the tenants exercises renewal options:


                                                                                          Average Annual
                                                 Percentage Of                            Rent Per Net
                               Net Rentable      Total Leased          Annualized         Rentable          Percentage Of
                               Area Subject      Square Feet           Base Rental        Square Foot       Annual Base
                Number Of      To Expiring       Represented By        Revenue Under      Represented       Rent Under
Year Of         Leases         Leases            Expiring              Expiring           By Expiring       Expiring
Expiration      Expiring (1)   (Sq. Ft.)         Leases (%) (2)        Leases ($) (3)     Leases ($)        Leases (%)
----------      ------------   ------------      --------------        ---------------    --------------    -------------
1999..........         61           376,332             10.0               3,902,146            10.37               9.2

2000..........         73           575,706             15.3               6,455,308            11.21              15.3

2001..........         82           579,919             15.4               6,351,835            10.95              15.0

2002..........         80           726,663             19.4               7,792,819            10.72              18.4

2003..........         57           494,313             13.2               5,345,550            10.81              12.6

2004..........         21           179,897              4.8               2,245,346            12.48               5.3

2005..........         19           219,567              5.8               2,505,227            11.41               5.9

2006..........          7           193,492              5.2               3,291,506            17.01               7.8

2007..........          5           111,681              3.0               1,572,984            14.08               3.7

2008..........          2           101,860              2.7                 464,508             4.56               1.1

2009..........          4            72,100              1.9               1,039,220            14.41               2.5

2010 and thereafter     4           123,696              3.3               1,305,549            10.55               3.2
-------------------------------------------------------------------------------------------------------------------------

Totals/Weighted
  Average             415         3,755,226            100.0              42,271,998            11.26             100.0
=========================================================================================================================


(1) Includes office/flex tenants only. Excludes leases for amenity, retail, parking and month-to-month office/flex tenants. Some tenants have multiple leases.

(2)  Excludes all space vacant as of March 31, 1999.

(3)  Annualized base rental revenue is based on actual March 1999 billings times
     12. For leases whose rent commences after March 31, 1999, annualized base rental revenue is based on the first month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: INDUSTRIAL/WAREHOUSE PROPERTIES

The following table sets forth a schedule of the lease expirations for the industrial/warehouse properties beginning April 1, 1999, assuming that none of the tenants exercises renewal options:


                                                                                          Average Annual
                                                 Percentage Of                            Rent Per Net
                               Net Rentable      Total Leased          Annualized         Rentable          Percentage Of
                               Area Subject      Square Feet           Base Rental        Square Foot       Annual Base
                Number Of      To Expiring       Represented By        Revenue Under      Represented       Rent Under
Year Of         Leases         Leases            Expiring              Expiring           By Expiring       Expiring
Expiration      Expiring (1)   (Sq. Ft.)         Leases (%) (2)        Leases ($) (3)     Leases ($)        Leases (%)
----------      ------------   ------------      --------------        ---------------    --------------    -------------
1999..........          4             5,835              1.6                  59,420            10.18               1.7

2000..........          5            66,044             17.6                 661,276            10.01              18.8

2001..........          5            31,547              8.4                 602,555            19.10              17.2

2002..........          1            10,150              2.7                 104,545            10.30               3.0

2003..........          3            91,474             24.4                 425,753             4.65              12.1

2004..........          6           169,720             45.3               1,658,705             9.77              47.2
-------------------------------------------------------------------------------------------------------------------------

Totals/Weighted
  Average              24           374,770            100.0               3,512,254             9.37             100.0
=========================================================================================================================


(1) Includes industrial/warehouse tenants only. Excludes leases for amenity, retail, parking and month-to-month industrial/warehouse. Some tenants have multiple leases.

(2)  Excludes all space vacant as of March 31, 1999.

(3)  Annualized base rental revenue is based on actual March 1999 billings times
     12. For leases whose rent commences after March 31, 1999, annualized base rent revenue is based on the first month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, the historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: STAND-ALONE RETAIL PROPERTIES

The following table sets forth a schedule of the lease expirations for the stand-alone retail properties beginning April 1, 1999, assuming that none of the tenants exercises renewal options:


                                                                                          Average Annual
                                                 Percentage Of                            Rent Per Net
                               Net Rentable      Total Leased          Annualized         Rentable          Percentage Of
                               Area Subject      Square Feet           Base Rental        Square Foot       Annual Base
                Number Of      To Expiring       Represented By        Revenue Under      Represented       Rent Under
Year Of         Leases         Leases            Expiring              Expiring           By Expiring       Expiring
Expiration      Expiring (1)   (Sq. Ft.)         Leases (%)            Leases ($) (2)     Leases ($)        Leases (%)
----------      ------------   ------------      --------------        ---------------    --------------    -------------
2004..........          1             9,300             53.8                 195,000            20.97              42.4

2012 .........          1             8,000             46.2                 265,000            33.13              57.6
-------------------------------------------------------------------------------------------------------------------------

Totals/Weighted
  Average               2            17,300            100.0                 460,000            26.59             100.0
=========================================================================================================================


(1)  Includes stand-alone retail property tenants only.

(2)  Annualized base rental revenue is based on actual March 1999 billings times
     12. For leases whose rent commences after March 31, 1999 annualized base rental revenue is based on the first month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

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

Funds from operations for the three months ended March 31, 1999 and 1998, as calculated in accordance with NAREIT's definition as published in March 1995 after adjustment for straight-line of rents, are summarized in the following table (in thousands):


                                                               Three Months Ended March 31,
                                                                     1999          1998
-------------------------------------------------------------------------------------------
Income before distributions to
   preferred unitholders                                         $   40,813    $    33,849
Add: Real estate-related depreciation and
   amortization (1)                                                  22,951         16,120
Deduct: Rental income adjustment for
   straight-lining of rents (1)                                     (3,545)        (3,203)
-------------------------------------------------------------------------------------------
Funds from operations, after adjustment
   for straight-lining of rents, before distributions
   to preferred unitholders                                      $   60,219    $    46,766
Deduct: Distributions to preferred unitholders                      (3,869)        (3,911)
-------------------------------------------------------------------------------------------
Funds from operations, after adjustment for
   straight-lining of rents, after distributions
   to preferred unitholders                                      $   56,350    $    42,855
===========================================================================================
Cash flows provided by operating activities                      $   59,654    $    50,358
Cash flows used in investing activities                          $ (43,459)    $ (444,615)
Cash flows (used in) provided by financing activities            $  (9,598)    $   403,270
-------------------------------------------------------------------------------------------
Basic weighted average units outstanding (2)                         67,011         57,933
-------------------------------------------------------------------------------------------
Diluted weighted average units outstanding (2)                       73,975         65,371
--------------------------------------------------------------------------------------------


(1) Includes FFO adjustments related to the Operating Partnership's investments in unconsolidated joint ventures.

(2)  See calculations for the amounts presented in the following reconciliation.

The following schedule reconciles the Operating Partnership's basic weighted average units to the diluted weighted average units presented above:


                                                                              Three Months Ended March 31,
                                                                                    1999         1998
----------------------------------------------------------------------------------------------------------
Basic weighted average units:                                                     67,011       57,933
Add: Weighted average preferred units                                              6,692        6,689
    (after conversion to common units)
Stock options                                                                        272          612
Stock warrants                                                                        --          137
----------------------------------------------------------------------------------------------------------
Diluted weighted average units:                                                   73,975       65,371
==========================================================================================================


INFLATION

The Operating Partnership's leases with the majority of its tenants provide for recoveries and escalation charges based upon the tenant's proportionate share of, and/or increases in, real estate taxes and certain operating costs, which reduce the Operating Partnership's exposure to increases in operating costs resulting from inflation.

DISRUPTION IN OPERATIONS DUE TO YEAR 2000 PROBLEMS.

GENERAL

The Year 2000 issue is the result of computer programs and embedded chips using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems may be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. We have developed a three-phase Year 2000 project (the "Project") to determine our Year 2000 systems compliance. Phase I is to identify those systems with which we have exposure to Year 2000 issues. Phase II is the development and implementation of action plans to be Year 2000 compliant in all areas by early 1999. Phase III, to be completed by mid-1999, is the final testing of each major area of exposure to assure compliance. We have identified three major areas critical for successful Year 2000 compliance: (i) our central accounting and operating computer system at our Cranford, New Jersey headquarters and local networks and related systems in our regional offices, (ii) inquiries of our tenants and key vendors as to their Year 2000 readiness and (iii) assessment of our individual buildings as to the Year 2000 readiness of their operating systems. We believe that progress in all such areas is proceeding on schedule and that we will experience no material adverse effect as a result of the Year 2000 issue. There can, however, be no assurance that this will be the case. Set forth below is a more detailed analysis of the Project and its anticipated impact on us.

CENTRAL ACCOUNTING AND OPERATING SYSTEMS

We have completed a review of key computer hardware and software and other equipment, and have modified, upgraded or replaced all identified hardware and equipment in our corporate and regional offices that we believe may be affected by problems associated with Year 2000. Such hardware includes desktop and laptop computers, servers, printers, telecopier machines and telephones. We, as part of our routine modernization efforts, have completed necessary upgrades to identified secondary software systems, such as word processing, spreadsheet applications, telephone voicemail systems and computer calendar programs. The software supplier of our accounting system completed its Year 2000 upgrade and supplied us with Year 2000 compliant software at no cost to us. We anticipate internal testing of such software to be completed by July 1999.

TENANT COMPLIANCE

We believe that the completion of the Project as scheduled will minimize Year 2000 related issues in our internal operations. However, we may still be adversely impacted by Year 2000 related issues as a result of problems outside our control, such as the inability of tenants to pay rent when due. In order to gauge such risk, we sent questionnaires to each of our then existing tenants in August 1998 to assess their Year 2000 compliance status. The responses to these questionnaires continue to be received, reviewed and evaluated. Based on the responses received, we do not anticipate any material adverse impact on the orderly payment of monthly rent. Therefore, while there can be no assurance that Year 2000 problems of tenants will not have a material adverse effect on our operating results or financial condition, the information available to us indicates such an occurrence is not likely.

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

WORST CASE EXPOSURE

We are aware that it is generally believed that the Year 2000 problem, if uncorrected, may result in a worldwide economic crisis. We are unable to determine whether such predictions are true or false. However, if such predictions prove true, we assume that all companies (including ours) will experience the effects in one way or another. The most reasonably likely worst case scenario we anticipate in connection with the Year 2000 issue relates to the failure of the upgrade to our accounting system to effectively become Year 2000 compliant. We believe that such an event is unlikely, but an occurrence of the foregoing might have a material adverse impact on our operations. We cannot currently assess the financial impact of such a worst case scenario.

CONTINGENCY PLANS

We are developing contingency plans to address the Year 2000 non-compliance of
(i) critical building support systems and (ii) our accounting system.

         CRITICAL BUILDING SYSTEMS. We believe that the failure of any of the following critical building support systems due to Year 2000 issues could have a material adverse impact on the performance of an individual building: security systems, elevator systems or fire/life safety systems. We believe that in the event of a Year 2000 related failure in a building security system, we would be able to maintain adequate security at the building through the use of security guards. We believe that in the event of a Year 2000 related failure in a building elevator system, adequate access would exist at most of our buildings through existing stairways. We believe that in the event of a Year 2000 related failure in a building fire/life safety system, our property management staff would be able to manually operate such system.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Approximately $1.3 billion of the Operating Partnership's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of March 31, 1999 ranged from LIBOR plus 0.65% to LIBOR plus 0.90%.


MARCH 31, 1999

LONG-TERM DEBT,                                                                                                          FAIR
INCLUDING CURRENT PORTION           1999        2000      2001         2002         2003      THEREAFTER      TOTAL      VALUE
-----------------------------       ----        ----      ----         ----         ----      ----------      -----      -----
Fixed Rate............             $2,296     $  8,755  $  7,794     $11,637      $211,151    $1,025,343   $1,266,976  $1,270,610
Average Interest Rate.              7.65%        6.77%     7.27%       7.09%         7.31%         7.27%        7.30%

Variable Rate.........             $8,000               $110,600                              $  72,204    $  190,804  $190,804


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

                  Not Applicable.

         Item 3.  DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable.

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable.

         Item 5.  OTHER INFORMATION

                  Not Applicable.

                             MACK-CALI REALTY, L.P.

                                ITEM 6 - EXHIBITS


(a)  Exhibits.

     The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed:

Exhibit Number    Exhibit Title
--------------    -------------
4.1               Indenture dated as of March 16, 1999, by and among Mack-Cali
                  Realty , L.P., as issuer, Mack-Cali Realty Corporation, as guarantor, and Wilmington Trust Company, as trustee (filed as Exhibit 4.1 to the Operating Partnership's Form 8-K dated
                  March 16, 1999 and incorporated herein by reference).

4.2 Supplemental Indenture No. 1 dated as of March 16, 1999, by and among Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Operating Partnership's Form 8-K dated March 16, 1999 and incorporated herein by reference).

10.1 Credit Agreement, dated as of December 10, 1997, by and among Cali Realty, L.P. and the other signatories thereto (filed as Exhibit 10.122 to the General Partner's Form 8-K dated December 11, 1997 and incorporated herein by reference).

10.2 Amendment No. 1 to Revolving Credit Agreement dated July 20, 1998, by and among Mack-Cali Realty, L.P. and The Chase Manhattan Bank, Fleet National Bank and Other Lenders Which May Become Parties Thereto (filed as Exhibit 10.5 to the Operating Partnership's Form 10-K dated December 31, 1998 and incorporated herein by reference).

10.3 Amendment No. 2 to Revolving Credit Agreement dated December 30, 1998, by and among Mack-Cali Realty, L.P. and The Chase Manhattan Bank, Fleet National Bank and Other Lenders Which May Become Parties Thereto (filed as Exhibit 10.6 to the Operating Partnership's Form 10-K dated December 31, 1998 and incorporated herein by reference).

10.4 Contribution and Exchange Agreement among The MK Contributors, The MK Entities, The Patriot Contributors, The Patriot Entities, Patriot American Management and Leasing Corp., Cali Realty, L.P. and Cali Realty Corporation, dated September 18, 1997 (filed as Exhibit 10.98 to the General Partner's Form 8-K dated September 19, 1997 and incorporated herein by reference).

Exhibit Number    Exhibit Title
--------------    -------------
10.5              First Amendment to Contribution and Exchange Agreement, dated as of December 11, 1997, by and among the Company and the Mack
                  Group (filed as Exhibit 10.99 to the General Partner's Form
                  8-K dated December 11, 1997 and incorporated herein by reference).

27                Financial Data Schedule


(b) Reports on Form 8-K.

     During the quarter ended March 31, 1999, the Operating Partnership filed Current Reports on Form 8-K dated March 15, 1999 and March 16, 1999.

                             MACK-CALI REALTY, L.P.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             Mack-Cali Realty, L.P.
                                             -----------------------------------
                                             (Registrant)
                                             By: Mack-Cali Realty Corporation,
                                                 as its General Partner


Date: May 13, 1999                           /s/ Mitchell E. Hersh
                                             -----------------------------------
                                             Mitchell E. Hersh
                                             Chief Executive Officer


Date: May 13, 1999                           /s/ Barry Lefkowitz
                                             -----------------------------------
                                             Barry Lefkowitz
                                             Executive Vice President &
                                              Chief Financial Officer