Form 10-Q
period 1999-06-30
MACK CALI REALTY L P
filed 1999-08-12
CIK 1067063

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
/X/      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               --------------  --------------------------------
Commission file number 333-57103

                             Mack-Cali Realty, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                     22-3315804
-----------------------------------        -------------------------------------
 (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                  Identification Number)

               11 Commerce Drive, Cranford, New Jersey 07016-3501

-------------------------------------------------------------------------------

                     (Address or principal executive office)
                                   (Zip Code)

                                 (908) 272-8000

-------------------------------------------------------------------------------


              (Registrant's telephone number, including area code)

                                 Not Applicable

-------------------------------------------------------------------------------


      (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the
Registrant was required to file such report) YES X NO   and (2) has been
                                                ---  ---
subject to such filing requirements for the past ninety (90) days YES X NO    .
                                                                     ---   ---

                             MACK-CALI REALTY, L.P.

                                    FORM 10-Q

                                      INDEX

PART I        FINANCIAL INFORMATION                                                                       PAGE
              Item 1.    Financial Statements:

                         Consolidated Balance Sheets as of June 30, 1999
                             and December 31, 1998.................................................         4

                         Consolidated Statements of Operations for the three and six
                             month periods ended June 30, 1999 and 1998............................         5

                         Consolidated Statement of Changes in Partners' Capital
                             for the six months ended June 30, 1999................................         6

                         Consolidated Statements of Cash Flows for the six months
                             ended June 30, 1999 and 1998..........................................         7

                         Notes to Consolidated Financial Statements................................       8-31

              Item 2.    Management's Discussion and Analysis of Financial Condition
                             and Results of Operations.............................................       32-46

              Item 3.    Quantitative and Qualitative Disclosures about Market Risk................        47

PART II       OTHER INFORMATION AND SIGNATURES

              Item 1.    Legal Proceedings.........................................................        48

              Item 2.    Changes in Securities and Use of Proceeds.................................        48

              Item 3.    Defaults Upon Senior Securities...........................................        48

              Item 4.    Submission of Matters to a Vote of Security Holders.......................        48

              Item 5.    Other Information.........................................................        48

              Item 6.    Exhibits..................................................................      49-51

                         Signatures................................................................        52


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

              The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS, EXCEPT UNIT AMOUNTS)

-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

                                                                              June 30,            December 31,
ASSETS                                                                         1999                  1998
-----------------------------------------------------------------------------------------------------------------
Rental property
    Land and leasehold interests                                          $    523,250          $    510,534
    Buildings and improvements                                               2,934,780             2,887,115
    Tenant improvements                                                         83,030                64,464
    Furniture, fixtures and equipment                                            5,795                 5,686
-----------------------------------------------------------------------------------------------------------------

                                                                             3,546,855             3,467,799
Less - accumulated depreciation and amortization                              (220,152)             (177,934)
-----------------------------------------------------------------------------------------------------------------

    Total rental property                                                    3,326,703             3,289,865
Cash and cash equivalents                                                       11,519                 5,809
Investments in unconsolidated joint ventures                                    86,380                66,508
Unbilled rents receivable                                                       48,435                41,038
Deferred charges and other assets, net                                          52,703                39,020
Restricted cash                                                                  6,160                 6,026
Accounts receivable, net of allowance for doubtful accounts
    of $346 and $670                                                             6,698                 3,928
-----------------------------------------------------------------------------------------------------------------

Total assets                                                              $  3,538,598          $  3,452,194
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

LIABILITIES AND PARTNERS' CAPITAL
-----------------------------------------------------------------------------------------------------------------

Senior Unsecured Notes                                                    $    597,344          $         --
Revolving credit facilities                                                    148,600               671,600
Mortgages and loans payable                                                    749,041               749,331
Distributions payable                                                           40,926                40,564
Accounts payable and accrued expenses                                           39,644                33,253
Rents received in advance and security deposits                                 31,117                29,980
Accrued interest payable                                                        14,729                 2,246
-----------------------------------------------------------------------------------------------------------------
    Total liabilities                                                        1,621,401             1,526,974
-----------------------------------------------------------------------------------------------------------------

Commitments and contingencies

PARTNERS' CAPITAL:
    Preferred units, 229,304 and 250,256 units outstanding                     235,200               223,330
    General partner, 58,915,684 and 57,266,137 common units outstanding      1,458,653             1,387,674
    Limited partners, 8,299,690 and 9,086,585 common units outstanding         214,820               305,692
    Unit warrants, 2,000,000 and 2,000,000 outstanding                           8,524                 8,524
-----------------------------------------------------------------------------------------------------------------

    Total partners' capital                                                  1,917,197             1,925,220
-----------------------------------------------------------------------------------------------------------------

Total liabilities and partners' capital                                   $  3,538,598          $  3,452,194
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
                                                              Three Months Ended June 30,              Six Months Ended June 30,
REVENUES                                                         1999             1998                   1999           1998
------------------------------------------------------------------------------------------------------------------------------------
Base rents                                                    $   116,499    $   105,861           $   232,579     $   198,777
Escalations and recoveries from tenants                            16,366         12,358                31,226          22,715
Parking and other                                                   3,061          2,836                 6,961           4,818
Interest income                                                       215            916                   470           1,459
Equity in earnings of unconsolidated joint ventures                   834             70                   628              95
------------------------------------------------------------------------------------------------------------------------------------
    Total revenues                                                136,975        122,041               271,864         227,864
------------------------------------------------------------------------------------------------------------------------------------

EXPENSES
------------------------------------------------------------------------------------------------------------------------------------
Real estate taxes                                                  14,208         11,854                28,051          21,926
Utilities                                                           9,829          9,115                19,421          17,417
Operating services                                                 17,227         15,629                34,143          28,321
General and administrative                                          5,770          6,394                13,904          12,591
Depreciation and amortization                                      22,465         19,093                44,434          35,324
Interest expense                                                   25,697         21,786                49,319          40,265
Non-recurring charges                                              16,458             --                16,458              --
------------------------------------------------------------------------------------------------------------------------------------
    Total expenses                                                111,654         83,871               205,730         155,844
------------------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                                   25,321         38,170                66,134          72,020
Extraordinary item - loss on early retirement of debt                  --         (2,670)                   --          (2,670)
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                         25,321         35,500                66,134          69,350
Preferred unit distributions                                       (3,869)        (3,985)               (7,738)         (7,896)
------------------------------------------------------------------------------------------------------------------------------------
Net income available to common unitholders                    $    21,452    $    31,515           $    58,396     $    61,454
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER UNIT:
Income before extraordinary item                              $      0.32    $      0.53           $      0.87     $     1.05
Extraordinary item - loss on early retirement of debt                  --          (0.04)                   --          (0.04)
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                    $      0.32    $      0.49           $      0.87     $     1.01
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER UNIT:
Income before extraordinary item                              $      0.32    $      0.53           $      0.87     $     1.04
Extraordinary item - loss on early retirement of debt                  --          (0.04)                   --          (0.04)
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                    $      0.32    $      0.49           $      0.87     $     1.00
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Distributions declared per common unit                        $      0.55    $      0.50           $      1.10     $     1.00
------------------------------------------------------------------------------------------------------------------------------------

Basic weighted average units outstanding                           67,173         64,145                67,092          61,055

Diluted weighted average units outstanding                         67,486         64,626                67,385          61,671
------------------------------------------------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS= CAPITAL (IN THOUSANDS)

------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

                                              General    Limited
                                   Preferred  Partner    Partner     Preferred    General      Limited    Unit
                                     Units     Units      Units     Unitholders   Partner     Partners  Warrants      Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1999           250      57,266     9,087      $223,330    $1,387,674     $305,692  $8,524    $1,925,220
  Net income                          --          --        --         7,738        50,750        7,646      --        66,134
  Distributions                       --          --        --        (7,738)      (64,559)      (9,386)     --       (81,683)
Conversion of preferred units
  to limited partner units           (21)         --       605       (21,491)           --       21,491      --            --
Redemption of limited partner
  units for shares of common stock    --       1,634    (1,634)           --        48,287      (48,287)     --            --
Issuance of limited partner units     --          --       242            --            --        7,258      --         7,258
Contributions - proceeds from
  stock options exercised             --          41        --            --           933           --      --           933
Repurchase of general partner units   --         (26)       --            --          (713)          --      --          (713)
Deferred compensation plan
  for directors                       --          --        --            --            38           --      --            38
Contributions - proceeds from
  dividend reinvestment
  and stock purchase plan             --           1        --            --            10           --      --            10
Allocation of net equity              --          --        --        33,361        36,233      (69,594)     --            --
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999             229      58,916     8,300      $235,200    $1,458,653     $214,820  $8,524    $1,917,197
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
                                                                                    Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES                                                  1999              1998
--------------------------------------------------------------------------------------------------------------------
Net income                                                                        $   66,134       $    69,350
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                                    44,434            35,324
     Amortization of deferred financing costs                                          1,518               654
     Equity in earnings of unconsolidated joint ventures                                (628)              (95)
     Extraordinary item - loss on early retirement of debt                                --             2,670
Changes in operating assets and liabilities:
     Increase in unbilled rents receivable                                            (7,397)           (6,339)
     Increase in deferred charges and other assets, net                              (10,794)           (4,569)
     Increase in accounts receivable, net                                             (2,770)           (1,793)
     Increase in accounts payable and accrued expenses                                 5,891               366
     Increase in rents received in advance and security deposits                       1,137             8,425
     Increase (decrease) in accrued interest payable                                  12,483            (1,476)
--------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                      $  110,008       $   102,517
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
--------------------------------------------------------------------------------------------------------------------
Additions to rental property                                                      $  (71,107)      $  (625,434)
Issuance of mortgage note receivable                                                      --           (20,000)
Repayment of mortgage note receivable                                                     --            20,000
Investments in unconsolidated joint ventures                                         (29,941)          (39,031)
Distributions from unconsolidated joint ventures                                      10,634             1,000
(Increase) decrease in restricted cash                                                  (134)            1,361
--------------------------------------------------------------------------------------------------------------------

   Net cash used in investing activities                                          $  (90,548)      $  (662,104)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
--------------------------------------------------------------------------------------------------------------------
Proceeds from Senior Unsecured Notes                                              $  597,252       $        --
Proceeds from revolving credit facilities                                            130,900         1,307,452
Proceeds from mortgages and loans payable                                             45,500                --
Repayments of revolving credit facilities                                           (653,900)         (880,111)
Repayments of mortgages and loans payable                                            (45,819)          (69,704)
Redemption of common units                                                                --            (3,163)
Payment of financing costs                                                            (6,592)           (7,492)
Repurchase of general partner units                                                     (713)               --
Net proceeds from common stock offerings                                                  --           284,453
Proceeds from stock options exercised                                                    933             5,271
Proceeds from dividend reinvestment and stock purchase plan                               10                --
Payment of distributions                                                             (81,321)          (63,228)
--------------------------------------------------------------------------------------------------------------------

   Net cash (used in) provided by financing activities                            $  (13,750)      $   573,478
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                         $    5,710       $    13,891
Cash and cash equivalents, beginning of period                                    $    5,809       $     2,704
--------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                          $   11,519       $    16,595
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

The General Partner is a fully integrated, self-administered, self-managed real estate investment trust ("REIT"). The General Partner controls the Operating Partnership as its sole general partner, and owned an 87.7 percent and 86.3 percent common unit interest in the Operating Partnership as of June 30, 1999 and December 31, 1998, respectively.

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

As of June 30, 1999, the Operating Partnership owned or had interests in 254 properties plus developable land (collectively, the "Properties"). The Properties aggregate approximately 28.1 million square feet, and are comprised of 160 office buildings and 81 office/flex buildings totaling approximately 27.7 million square feet (which included four office buildings and one office/flex building, aggregating 1.0 million square feet, owned by unconsolidated joint ventures in which the Operating Partnership has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, two multi-family residential complexes consisting of 453 units, two stand-alone retail properties and three land leases. The Properties are located in 12 states, primarily in the Northeast, plus the District of Columbia.

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

                        Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

                        Leasehold interests                              Remaining lease term
                        ---------------------------------------------------------------------
                        Buildings and improvements                              5 to 40 years
                        ---------------------------------------------------------------------
                        Tenant improvements                        The shorter of the term of
                                                             the related lease or useful life
                        ---------------------------------------------------------------------
                        Furniture, fixtures and equipment                       5 to 10 years
                        ---------------------------------------------------------------------

                        On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired. A property's value is impaired only if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. Management does not believe that the value of any of its rental properties is impaired.

INVESTMENTS IN
UNCONSOLIDATED
JOINT VENTURES         The Operating Partnership accounts for its investments
                       in unconsolidated joint ventures under the equity method of accounting as the Operating Partnership exercises significant influence, but does not control these entities. These investments are recorded initially at cost, as Investments in Unconsolidated
                       Joint Ventures, and subsequently adjusted for equity in net earnings (loss) and cash contributions and distributions. Any difference between the carrying amount of these investments on the balance sheet of the Operating Partnership and the underlying equity in net assets is amortized as an adjustment to equity in earnings (loss) of unconsolidated joint ventures over 40 years. See Note 4.

CASH AND CASH
EQUIVALENTS            All highly liquid investments with a maturity of three
                       months or less when purchased are considered to be cash equivalents.


DEFERRED
FINANCING COSTS         Costs incurred in obtaining financing are
                        capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $917 and $400 for the three months ended June 30, 1999 and 1998, respectively, and $1,518 and $654 for the six months ended June 30, 1999 and 1998, respectively.

DEFERRED
LEASING COSTS           Costs incurred in connection with leases are
                        capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees provide leasing services to the Properties and receive compensation based on space leased. The portion of such compensation, which is capitalized and amortized, approximated $743 and $659 for the three months ended
                        June 30, 1999 and 1998, respectively, and $1,401 and
                        $1,236 for the six months ended June 30, 1999 and 1998, respectively.

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

DISTRIBUTIONS
PAYABLE The distributions payable at June 30, 1999 represents distributions payable to common unitholders of record on July 6, 1999 (67,408,967 common units), and preferred distributions to preferred unitholders (229,304 preferred units) for the second quarter 1999. The second quarter 1999 common unit distribution of $0.55 per common unit (pro-rated for units issued during the quarter), as well as the second quarter preferred unit distribution of $16.875 per preferred unit, were approved by the General Partner on June 10, 1999 and paid on July 23, 1999.

UNDERWRITING
COMMISSIONS
AND COSTS               Underwriting commissions and costs incurred in
                        connection with the Corporation's stock offerings, and subsequent reinvestment in general partner units, are reflected as a reduction of these unit values.

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

NON-RECURRING
CHARGES The Operating Partnership considers non-recurring charges as costs incurred specific to significant non-recurring events that impact the comparative measurement of the Operating Partnership's performance.

3.  ACQUISITIONS/TRANSACTIONS

OPERATING PROPERTY ACQUISITIONS
The Operating Partnership acquired the following operating properties during the six months ended June 30, 1999:

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 Investment by
Acquisition                                                                                # of      Rentable      Operating
     Date    Property/Portfolio Name               Location                                Bldgs.   Square Feet   Partnership (a)
----------------------------------------------------------------------------------------------------------------------------------
OFFICE
3/05/99      Pacifica Portfolio - Phase III (b)    Colorado Springs, El Paso County, CO       2        94,737      $   5,709
----------------------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE PROPERTY ACQUISITIONS:                                                           2        94,737      $   5,709
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------

The Operating Partnership acquired the following operating properties during the year ended December 31, 1998:

------------------------------------------------------------------------------------------------------------------------------------
OFFICE
                                                                                                                     Investment by
Acquisition                                                                                 # of        Rentable       Operating
   Date      Property/Portfolio Name                 Location                               Bldgs.     Square Feet   Partnership (a)
------------------------------------------------------------------------------------------------------------------------------------
2/05/98      500 West Putnam Avenue (c)              Greenwich, Fairfield County, CT           1         121,250      $  20,125
2/25/98      10 Mountainview Road                    Upper Saddle River, Bergen County, NJ     1         192,000         24,754
3/12/98      1250 Capital of Texas Highway South     Austin, Travis County, TX                 1         270,703         37,266
3/27/98      Prudential Business Campus (d)          Parsippany, Morris County, NJ             5         703,451        130,437
3/27/98      Pacifica Portfolio- Phase I (b) (e)     Denver & Colorado Springs, CO            10         620,017         74,966
3/30/98      Morris County Financial Center          Parsippany, Morris County, NJ             2         301,940         52,763
5/13/98      3600 South Yosemite                     Denver, Denver County, CO                 1         133,743         13,555
5/22/98      500 College Road East (f)               Princeton, Mercer County, NJ              1         158,235         21,334
6/01/98      1709 New York Ave./1400 L Street N.W.   Washington, D.C.                          2         325,000         90,385
6/03/98      400 South Colorado Boulevard            Denver, Denver County, CO                 1         125,415         12,147
6/08/98      Pacifica Portfolio - Phase II (b)(e)(g) Denver & Colorado Springs, CO             6         514,427         85,910
7/16/98      4200 Parliament Drive (h)               Lanham, Prince George's County, MD        1         122,000         15,807
9/10/98      40 Richards Avenue (e)                  Norwalk, Fairfield County, CT             1         145,487         19,587
9/15/98      Seven Skyline Drive (i)                 Hawthorne, Westchester County, NY         1         109,000         13,379
------------------------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE PROPERTY ACQUISITIONS:                                                           34       3,842,668      $ 612,415
------------------------------------------------------------------------------------------------------------------------------------

OFFICE/FLEX
1/30/98      McGarvey Portfolio (j)                  Moorestown, Burlington County, NJ        17         748,660      $  47,526
7/14/98      1510 Lancer Road (k)                    Moorestown, Burlington County, NJ         1          88,000          3,700
------------------------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE/FLEX PROPERTY ACQUISITIONS:                                                      18         836,660      $  51,226
------------------------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING PROPERTY ACQUISITIONS:                                                        52       4,679,328      $ 663,641
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------



PROPERTIES PLACED IN SERVICE
The Operating Partnership placed in service the following properties through the completion of development during the six months ended June 30, 1999:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Investment by
Date Placed                                                                                 # of      Rentable      Operating
  in Service Property Name                         Location                               Bldgs.     Square Feet  Partnership (a)
-----------------------------------------------------------------------------------------------------------------------------------
OFFICE/FLEX
3/01/99      One Center Court                      Totowa, Passaic County, NJ                1          38,961      $   2,140
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE/FLEX PROPERTIES PLACED IN SERVICE:                                              1          38,961      $   2,140
-----------------------------------------------------------------------------------------------------------------------------------
LAND LEASE
2/01/99      Horizon Center Business Park (l)      Hamilton Township, Mercer County, NJ    N/A       27.7 acres     $   1,007
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LAND LEASE TRANSACTIONS:                                                                       27.7 acres     $   1,007
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL PROPERTIES PLACED IN SERVICE:                                                          1          38,961      $   3,147
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

SEE FOOTNOTES TO THESE SCHEDULES ON SUBSEQUENT PAGE.

The Operating Partnership placed in service the following properties through the completion of development or redevelopment during the year ended December 31, 1998:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Investment by
Date Placed                                                                                # of       Rentable      Operating
  in Service Property Name                        Location                                Bldgs      Square Feet  Partnership (a)
-----------------------------------------------------------------------------------------------------------------------------------
OFFICE
1/15/98      224 Strawbridge Drive                Moorestown, Burlington County, NJ          1          74,000      $   7,796
8/01/98      228 Strawbridge Drive                Moorestown, Burlington County, NJ          1          74,000          7,986
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE PROPERTIES PLACED IN SERVICE:                                                   2         148,000      $  15,782
-----------------------------------------------------------------------------------------------------------------------------------

OFFICE/FLEX
6/08/98      Two Center Court                     Totowa, Passaic County, NJ                 1          30,600      $   2,231
10/23/98     650 West Avenue                      Stamford, Fairfield County, CT             1          40,000          4,952
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE/FLEX PROPERTIES PLACED IN SERVICE:                                              2          70,600      $   7,183
-----------------------------------------------------------------------------------------------------------------------------------

TOTAL PROPERTIES PLACED IN SERVICE:                                                          4         218,600      $  22,965
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

(a) Unless otherwise noted, transactions were funded by the Operating Partnership primarily with funds made available through draws on the Operating Partnership's credit facilities.
(b) The Operating Partnership may be required to pay additional consideration due to earn-out provisions in the agreement. William L. Mack, a director and equity holder of the Operating Partnership, was an indirect owner of an interest in certain of the buildings contained in the Pacifica portfolio.
(c) The acquisition was funded with cash as well as the assumption of mortgage debt (estimated fair value of approximately $12,104, with annual effective interest rate of 6.52 percent).
(d) The acquisition was funded primarily from proceeds received from the sale of 2,705,628 shares of common stock (see Note 10). Also included in the acquisition, but excluded from this schedule, is (i) Nine Campus Drive, in which the Operating Partnership has a 50 percent interest through an unconsolidated joint venture (see Note 4), and (ii) developable land adjacent to the acquired portfolio (see "1998 Redevelopment Properties/Developable Land Acquisitions").
(e) The acquisition was funded with cash and the issuance of common units to the seller (see Note 11).
(f) The property was acquired subject to a ground lease, which is prepaid through 2031, and has two 10-year renewal options, at rent levels as defined in the lease agreement.
(g) Also included in the acquisition, but excluded from this schedule, is developable land adjacent to the acquired portfolio (see "1998 Redevelopment Properties/Developable Land Acquisitions").
(h) Includes land adjacent to the operating property, which may be sub-divided for future development.
(i) The property was acquired through the exercise of a purchase option obtained in connection with the Operating Partnership's acquisition of 65 properties from Robert Martin Company, LLC in January 1997. The acquisition was funded with cash, net of the repayment by the seller of the remaining balance of a note receivable.
(j) The acquisition was funded with cash as well as the assumption of mortgage debt (aggregate estimated fair value of approximately $8,354, with a weighted average annual effective interest rate of 6.24 percent). The Operating Partnership is under contract to acquire an additional four office/flex properties and has a right of first refusal to acquire six additional office/flex properties.
(k) The property was acquired through the exercise of a purchase option obtained in the acquisition of the McGarvey portfolio in January 1998.
(l) On February 1, 1999, the Operating Partnership entered into a ground lease agreement to lease 27.7 acres of developable land located at the Operating Partnership's Horizon Center Business Park, located in Hamilton Township, Mercer County, New Jersey on which Home Depot is developing a 134,000 square-foot retail store.

-------------------------------

1999 REDEVELOPMENT PROPERTIES/DEVELOPABLE LAND TRANSACTIONS
On February 26, 1999, the Operating Partnership acquired approximately 2.3 acres of vacant land adjacent to one of the Operating Partnership's operating properties located in San Antonio, Bexar County, Texas for approximately $1,524, which was made available from the Operating Partnership's cash reserves.

On March 15, 1999, the Operating Partnership entered into a joint venture with SJP 106 Allen Road to form MC-SJP Pinson Development, LLC, which acquired vacant land located in Bernards Township, Somerset County, New Jersey. The venture has commenced construction of a 135,000 square-foot office building on this site. The Operating Partnership provided a construction loan with a total commitment of $22,859 (aggregate borrowings of $4,987 as of June 30, 1999) to the venture. Upon completion of the building, the Operating Partnership's construction loan will convert to an equity interest in the venture. The Operating Partnership accounts for its investment in the joint venture on a consolidated basis.

On May 4, 1999, the Operating Partnership acquired, from an entity whose principals include Timothy M. Jones, Martin S. Berger and Robert F. Weinberg, each of whom are affiliated with the Operating Partnership as the President of the Operating Partnership, a current member of the Board of Directors and a former member of the Board of Directors of the Corporation, approximately 2.5 acres of vacant land in the Stamford Executive Park, located in Stamford, Fairfield County, Connecticut. The Operating Partnership acquired the land for approximately $2,181. $1,681 of the purchase price was funded from the Operating Partnership's cash reserves with an additional $500 due three years from the closing date contingent upon certain conditions per the acquisition contract and subject to interest over the term.

On June 1, 1999, the Operating Partnership acquired 795 Folsom Street, a 183,445 square-foot office building located in San Francisco, San Francisco County, California. The building was acquired for approximately $34,282, which was made available from drawing on one of the Operating Partnership's credit facilities. The Operating Partnership is currently redeveloping the property for lease-up and operation.

1998 REDEVELOPMENT PROPERTIES/DEVELOPABLE LAND ACQUISITIONS
On January 23, 1998, the Operating Partnership acquired, from an entity whose principals include Timothy M. Jones, Martin S. Berger and Robert F. Weinberg, each of whom are affiliated with the Operating Partnership as the President of the Operating Partnership, a current member of the Board of Directors and a former member of the Board of Directors of the Corporation, approximately 10 acres of vacant land in the Stamford Executive Park, located in Stamford, Fairfield County, Connecticut for approximately $1,341, which was funded from the Operating Partnership's cash reserves. In October 1998, the Operating Partnership completed and placed in service a 40,000 square-foot office/flex property on the acquired land (see "Properties Placed in Service").

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

On September 4, 1998, the Operating Partnership acquired approximately 128 acres of vacant land located at the Operating Partnership's Horizon Center Business Park, Hamilton Township, Mercer County, New Jersey, through the exercise of a purchase option obtained in the Operating Partnership's acquisition of the Horizon Center Business Park in November 1995. The land was acquired for approximately $1,698, which was funded from the Operating Partnership's cash reserves. Subsequently in February 1999, the Operating Partnership leased 27.7 acres of the acquired land to Home Depot (see "Properties Placed in Service").

On November 10, 1998, the Operating Partnership acquired approximately 10.1 acres of land located at Three Vaughn Drive, Princeton, Mercer County, New Jersey. The Operating Partnership acquired the land for approximately $2,146, which was funded from the Operating Partnership's cash reserves.

On December 3, 1998, the Operating Partnership acquired, from an entity whose principals include Timothy M. Jones, Martin S. Berger and Robert F. Weinberg, each of whom are affiliated with the Operating Partnership as the President of the Operating Partnership, a current member of the Board of Directors and a former member of the Board of Directors of the Corporation, approximately 2.7 acres of land located at 12 Skyline Drive, Hawthorne, Westchester County, New York. The Operating Partnership acquired the land for approximately $1,540, which was funded from the Operating Partnership's cash reserves. The Operating Partnership is currently constructing a 47,000 square-foot office/flex property on the land parcel.

SUBSEQUENT ACQUISITION
On July 21, 1999, the Operating Partnership acquired 1201 Connecticut Avenue, NW, a 169,000 square-foot office property, located in Washington, D.C., for approximately $32,200, which was made available from drawing on one of the Operating Partnership's credit facilities.

4.     INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

PRU-BETA 3 (NINE CAMPUS DRIVE)
On March 27, 1998, the Operating Partnership acquired a 50 percent interest in an existing joint venture with The Prudential Insurance Company of America ("Prudential"), known as Pru-Beta 3, which owns and operates Nine Campus Drive, a 156,495 square-foot office building, located in the Prudential Business Campus office complex in Parsippany, Morris County, New Jersey (see Note 3). The Operating Partnership performs management and leasing services for the property owned by the joint venture and received $75 and $43 in fees for such services in the six months ended June 30, 1999 and 1998, respectively.

HPMC (CONTINENTAL GRAND II/SUMMIT RIDGE/LAVA RIDGE)
On April 23, 1998, the Operating Partnership entered into a joint venture agreement with HCG Development, L.L.C. and Summit Partners I, L.L.C. to form HPMC Development Partners, L.P. and, on July 21, 1998, entered into a second joint venture, HPMC Development Partners II, L.P. (formerly known as HPMC Lava Ridge Partners, L.P.), with these same parties. HPMC Development Partners, L.P.'s efforts have focused on two development projects, commonly referred to as Continental Grand II and Summit Ridge. Continental Grand II is a 4.2 acre site located in El Segundo, Los Angeles County, California, acquired by the venture upon which it has commenced construction of a 237,000 square-foot office property. Summit Ridge is a 7.3-acre site located in San Diego, San Diego County, California, acquired by the venture upon which it has commenced construction of a 132,000 square-foot office/flex property. HPMC Development Partners II, L.P. has commenced construction of three two-story buildings aggregating 183,200 square-feet of office space on a 12.1-acre site located in Roseville, Placer County, California and is currently in negotiations with the City of Daly City, California to purchase a parcel of land for future development into office space, a hotel and other retail establishments. Among other things, the partnership agreements provide for a preferred return on the Operating Partnership's invested capital in each venture, in addition to 50 percent of such venture's profit above the preferred returns, as defined in each agreement.

G&G MARTCO (CONVENTION PLAZA)
On April 30, 1998, the Operating Partnership acquired a 49.9 percent interest in an existing joint venture, known as G&G Martco, which owns Convention Plaza, a 305,618 square-foot office building, located in San Francisco, San Francisco County, California. A portion of its initial investment was financed through the issuance of common units (see Note 11) as well as funds drawn from the Operating Partnership's credit facilities. Subsequently, on June 4, 1999, the Operating Partnership acquired an additional 0.1 percent interest in G&G Martco through the issuance of common units (see Note 11). The Operating Partnership performs management and leasing services for the property owned by the joint venture and received $108 and none in fees for such services in the six months ended June 30, 1999 and 1998, respectively.

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

ASHFORD LOOP ASSOCIATES L.P. (1001 SOUTH DAIRY ASHFORD/2100 WEST LOOP SOUTH)
On September 18, 1998, the Operating Partnership entered into a joint venture agreement with Prudential to form Ashford Loop Associates L.P. The venture was formed to own, manage and operate 1001 South Dairy Ashford, a 130,000 square-foot office building acquired on September 18, 1998 and 2100 West Loop South, a 168,000 square-foot office building acquired on November 25, 1998, both located in Houston, Harris County, Texas. The Operating Partnership holds a 20 percent interest in the joint venture. The joint venture may be required to pay additional consideration due to earn-out provisions in the acquisition contracts. During the six months ended June 30, 1999, the venture paid $2,317 ($463 representing the Operating Partnership's share) in accordance with the earn-out provisions in the acquisition contracts. The Operating Partnership performs management and leasing services for the properties owned by the joint venture and received $63 and none in fees for such services in the six months ended June 30, 1999 and 1998, respectively.

ARCAP INVESTORS, L.L.C.
On March 18, 1999, the Operating Partnership invested in ARCap Investors, L.L.C., a joint venture with several participants, which was formed to invest in sub-investment grade tranches of commercial mortgage-backed securities ("CMBS"). The Operating Partnership has agreed to invest $20,000 in the venture. William
L. Mack, a director and equity holder of the Operating Partnership, is a principal of the managing member of the venture. During the six months ended June 30, 1999, the venture purchased approximately $221,539 face value of CMBS bonds for an aggregate cost of $107,981.

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the financial position of the unconsolidated joint ventures in which the Operating Partnership had investment interests as of June 30, 1999 and December 31, 1998:

                                                                  June 30, 1999
                                ---------------------------------------------------------------------------------------------
                                                                   American
                                                           G&G     Financial   Ramland    Ashford            Combined
                                Pru-Beta 3       HPMC     Martco   Exchange    Realty       Loop      ARCap   Total
-----------------------------------------------------------------------------------------------------------------------------
ASSETS:
   Rental property, net          $  22,301     $ 50,252 $ 13,150   $ 10,678   $ 15,606   $ 21,309  $      --  $ 133,296
   Other assets                      3,598        1,283    3,287        495        273      1,365    147,781    158,082
-----------------------------------------------------------------------------------------------------------------------------
   Total assets                  $  25,899     $ 51,535 $ 16,437   $ 11,173   $ 15,879   $ 22,674  $ 147,781  $ 291,378
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
   Mortgages and loans payable   $      --     $ 24,042 $ 42,671   $     --   $     --   $     --  $  73,840  $ 140,553
   Other liabilities                   486        5,035    1,368          1      2,661        354        554     10,459
   Partners'/members' capital       25,413       22,458  (27,602)    11,172     13,218     22,320     73,387    140,366
-----------------------------------------------------------------------------------------------------------------------------
   Total liabilities and
    partners'/members' capital   $  25,899     $ 51,535 $ 16,437   $ 11,173   $ 15,879   $ 22,674  $ 147,781  $ 291,378
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Operating Partnership's net
   investment in unconsolidated
   joint ventures                $  17,381     $19,839  $  8,956   $ 11,221   $  6,923   $  4,808  $  17,252  $  86,380
-----------------------------------------------------------------------------------------------------------------------------

                                                                        December 31, 1998
                                --------------------------------------------------------------------------------------
                                                                   American
                                                            G&G    Financial  Ramland     Ashford             Combined
                                Pru-Beta 3       HPMC     Martco   Exchange    Realty       Loop      ARCap     Total
-----------------------------------------------------------------------------------------------------------------------------
ASSETS:
   Rental property, net          $  22,711   $ 30,278   $ 11,099   $ 10,621     $8,467   $ 19,166        --   $ 102,342
   Other assets                      3,995      1,097      4,058        389      1,101        378        --      11,018
-----------------------------------------------------------------------------------------------------------------------------
   Total assets                  $  26,706   $ 31,375   $ 15,157   $ 11,010     $9,568   $ 19,544        --   $ 113,360
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
   Mortgages and loans payable   $      --   $    632   $ 39,762   $     --     $   --   $     --        --   $  40,394
   Other liabilities                   484      3,522      2,096         79          6        509        --       6,696
   Partners'/members' capital       26,222     27,221    (26,701)    10,931      9,562     19,035        --      66,270
-----------------------------------------------------------------------------------------------------------------------------
   Total liabilities and
   partners'/members' capital    $  26,706   $ 31,375   $ 15,157   $ 11,010     $9,568   $ 19,544        --   $ 113,360
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Operating Partnership's net
   investment in unconsolidated
   joint ventures                $  17,980   $ 17,578   $ 10,964   $ 10,983     $4,851   $  4,152        --   $  66,508
-----------------------------------------------------------------------------------------------------------------------------


The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Operating Partnership had investment interests during the three and six month periods ended June 30, 1999 and 1998:


                                                                Three Months Ended June 30, 1999
                                ---------------------------------------------------------------------------------------------
                                                                   American
                                                           G&G     Financial  Ramland    Ashford               Combined
                                Pru-Beta 3       HPMC     Martco   Exchange   Realty       Loop        ARCap    Total
-----------------------------------------------------------------------------------------------------------------------------
Total revenues                     $1,239          --   $  2,160   $    229         --    $ 1,071    $ 2,528   $ 7,227
Operating and other expenses         (371)         --       (699)       (61)        --       (575)    (1,622)   (3,328)
Depreciation and amortization        (307)         --       (230)       (23)        --       (108)        --      (668)
Interest expense                       --          --       (738)        --         --         --       (519)   (1,257)
-----------------------------------------------------------------------------------------------------------------------------
Net income                         $  561          --   $    493   $    145         --    $   388    $   387   $ 1,974
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Operating Partnership's equity in
   earnings of unconsolidated
   joint ventures                  $  242          --   $     89   $    145         --    $    78    $   280   $   834
-----------------------------------------------------------------------------------------------------------------------------

                                                                Three Months Ended June 30, 1998
                                --------------------------------------------------------------------------------------
                                                                  American
                                                           G&G    Financial    Ramland    Ashford              Combined
                                Pru-Beta 3       HPMC     Martco   Exchange    Realty        Loop      ARCap     Total
-----------------------------------------------------------------------------------------------------------------------------
Total revenues                     $1,105          --   $   671         --          --         --         --   $ 1,776
Operating and other expenses         (346)         --      (306)        --          --         --         --      (652)
Depreciation and amortization        (344)         --      (135)        --          --         --         --      (479)
Interest expense                       --          --      (505)        --          --         --         --      (505)
-----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                  $  415          --   $  (275)        --          --         --         --   $   140
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Operating Partnership's equity in
   earnings (loss) of unconsolidated
   joint ventures                  $  207          --   $  (137)        --          --         --         --   $    70
-----------------------------------------------------------------------------------------------------------------------------

                                                                 Six Months Ended June 30, 1999
                                 --------------------------------------------------------------------------------------
                                                                    American
                                                           G&G      Financial   Ramland     Ashford           Combined
                                  Pru-Beta 3   HPMC       Martco    Exchange    Realty       Loop      ARCap    Total
-----------------------------------------------------------------------------------------------------------------------------
Total revenues                     $2,470         --      $4,150   $  417          --     $ 1,988    $2,775    $ 11,800
Operating and other expenses         (745)        --      (1,390)    (130)         --      (1,048)   (2,012)     (5,325)
Depreciation and amortization        (625)        --        (463)     (46)         --        (216)       --      (1,350)
Interest expense                       --         --      (1,448)      --          --          --      (544)     (1,992)
-----------------------------------------------------------------------------------------------------------------------------
Net income                         $1,100         --      $  849   $  241          --     $   724    $  219    $  3,133
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Operating Partnership's equity in
   earnings (loss) of
   unconsolidated joint ventures   $  356         --      $ (277)  $  191          --     $   134    $  224    $    628
-----------------------------------------------------------------------------------------------------------------------------

                                                                 Six Months Ended June 30, 1998
                                 --------------------------------------------------------------------------------------
                                                                    American
                                                            G&G     Financial   Ramland     Ashford            Combined
                                  Pru-Beta 3   HPMC       Martco    Exchange    Realty       Loop      ARCap    Total
-----------------------------------------------------------------------------------------------------------------------------
Total revenues                     $ 1,135        --      $  671       --          --          --        --    $ 1,806
Operating and other expenses          (352)       --        (306)      --          --          --        --       (658)
Depreciation and amortization         (344)       --        (135)      --          --          --        --       (479)
Interest expense                        --        --        (505)      --          --          --        --       (505)
-----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                  $   439        --      $ (275)      --          --          --        --    $   164
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Operating Partnership's equity in
   earnings (loss) of
   unconsolidated joint ventures   $   232        --      $ (137)      --          --          --        --    $    95
-----------------------------------------------------------------------------------------------------------------------------

5.     DEFERRED CHARGES AND OTHER ASSETS

                                                                   June 30,            December 31,
                                                                     1999                  1998
----------------------------------------------------------------------------------------------------------
   Deferred leasing costs                                          $ 44,977               $ 35,151
   Deferred financing costs                                          16,825                  9,962
----------------------------------------------------------------------------------------------------------
                                                                     61,802                 45,113
   Accumulated amortization                                         (15,761)               (13,527)
----------------------------------------------------------------------------------------------------------
   Deferred charges, net                                             46,041                 31,586
   Prepaid expenses and other assets                                  6,662                  7,434
----------------------------------------------------------------------------------------------------------

   Total deferred charges and other assets, net                    $ 52,703               $ 39,020
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

6.     RESTRICTED CASH

Restricted cash includes security deposits for the Operating Partnership's residential properties and certain commercial properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following:

                                                                   June 30,            December 31,
                                                                     1999                  1998
-----------------------------------------------------------------------------------------------------------
         Security deposits                                         $ 5,986                $ 5,696
         Escrow and other reserve funds                                174                    330
-----------------------------------------------------------------------------------------------------------
         Total restricted cash                                     $ 6,160                $ 6,026
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

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

A summary of the terms of the Senior Unsecured Notes outstanding as of June 30, 1999 is presented below:

                                                                                         EFFECTIVE
                                                                        AMOUNT           RATE (1)
------------------------------------------------------------------------------------------------------------------------------------
   7.00% Senior Unsecured Notes, due March 15, 2004                     $299,624            7.27%
   7.25% Senior Unsecured Notes, due March 15, 2009                     $297,720            7.49%
------------------------------------------------------------------------------------------------------------------------------------

   Total Senior Unsecured Notes                                         $597,344            7.38%
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

(1) Includes the cost of terminated treasury lock agreements, offering and transaction costs and the discount on the notes.

In August 1999, the Operating Partnership issued an additional $185,283 of unsecured corporate debt with an interest rate of 7.18 percent payable monthly and maturity date of December 31, 2003. The Operating Partnership used the proceeds to retire the TIAA Mortgage as defined below (see Note 9).

The terms of the Senior Unsecured Notes and the unsecured corporate debt include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.


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

1998 UNSECURED FACILITY
In April 1998, the Operating Partnership repaid in full and terminated the Original Unsecured Facility and obtained a new unsecured revolving credit facility ("1998 Unsecured Facility") with a current borrowing capacity of $1,000,000 from a group of 28 lenders. The interest rate is based on the Operating Partnership's achievement of investment grade unsecured debt ratings and is currently 90 basis points over London Inter-Bank Offered Rate ("LIBOR") (5.05 percent at June 30, 1999). The 1998 Unsecured Facility matures in April 2001.

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

PRUDENTIAL FACILITY
The Operating Partnership has a revolving credit facility ("Prudential Facility") from Prudential Securities Corp. ("PSC") in the amount of $100,000, which currently bears interest at 110 basis points over one-month LIBOR, with a maturity date of June 30, 2000. The Prudential Facility is a recourse liability of the Operating Partnership and is secured by the Operating Partnership's equity interest in Harborside. The Prudential Facility limits the ability of the Operating Partnership to make any distributions during any fiscal quarter in an amount in excess of 100 percent of the Operating Partnership's available funds from operations for the immediately preceding fiscal quarter (except to the extent such excess distributions or dividends are attributable to gains from the sale of the Operating Partnership's assets or are required for the Corporation to maintain its status as a REIT under the Code); provided, however, that the Operating Partnership may make distributions and pay dividends in excess of 100 percent of available funds from operations for the preceding fiscal quarter for not more than three consecutive quarters. In addition to the foregoing, the Prudential Facility limits the liens placed upon the subject property and certain collateral, the use of proceeds from the Prudential Facility, and the maintenance of ownership of the subject property and assets derived from said ownership.

SUMMARY
As of June 30, 1999, the Operating Partnership had outstanding borrowings of $148,600 under its revolving credit facilities (with aggregate borrowing capacity of $1,100,000). The total outstanding borrowings were from the 1998 Unsecured Facility, with no outstanding borrowings on its Prudential Facility.

9.     MORTGAGES AND LOANS PAYABLE

                                                 June 30,                  December 31,
                                                   1999                        1998
------------------------------------------------------------------------------------------------
   Portfolio Mortgages                            $335,283                    $335,283
   Property Mortgages                              413,758                     414,048
------------------------------------------------------------------------------------------------

   Total Mortgages and Loans Payable              $749,041                    $749,331
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

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

Using the proceeds from the issuance of $185,283 of unsecured corporate debt in August 1999 (see Note 7), the Property Partnerships repaid in full and retired the TIAA Mortgage.

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

Certain mortgages and loans payable were repaid and retired in connection with the Operating Partnership obtaining the $150,000 Prudential Mortgage Loan. On account of prepayment fees, loan origination fees, legal fees and other costs incurred in the retirement of certain mortgages and loans payable in April 1998, an extraordinary loss of $192 was recorded for the year ended December 31, 1998.

PROPERTY MORTGAGES
Property mortgages are comprised of various non-recourse loans which are collateralized by certain of the Operating Partnership's and Property Partnerships' rental properties. Payments on property mortgages are generally due in monthly installments of principal and interest, or interest only.

A summary of the Operating Partnership's and Property Partnerships' property mortgages as of June 30, 1999 and December 31, 1998 is as follows:


                                                                               PRINCIPAL BALANCE AT
                                                                 INTEREST     JUNE 30,    DECEMBER 31,    DATE OF
PROPERTY NAME                    LENDER                            RATE         1999          1998       MATURITY
------------------------------------------------------------------------------------------------------------------------------------
Mack-Cali Centre VI              CIGNA                             7.600%  $       --       $29,223        03/31/99
Mack-Cali Airport                CIGNA                             7.600%          --         6,849        03/31/99
Mack-Cali Murray Hill            Horace Mann                       7.850%          --         8,027        05/01/99
Mack-Cali Manhasset              IDA Financing                       TENR       8,000         8,000        12/01/99
201 Commerce Drive               Sun Life Assurance Co.            6.240%       1,090         1,121        09/01/00
3 & 5 Terri Lane                 First Union National Bank         6.220%       4,455         4,476        10/31/00
101 & 225 Executive Drive        Sun Life Assurance Co.            6.270%       2,465         2,553        06/01/01
Mack-Cali Morris Plains          Corestates Bank                   7.510%       2,261         2,292        12/31/01
Harborside Financial Center(1)   Contingent Obligation(1)          6.764%       6,358         6,150        11/04/02
Mack-Cali Willowbrook            CIGNA                             8.670%      10,560        10,918        10/01/03
1717 Route 208, Fair Lawn        Prudential Insurance Co.          8.250%      17,348        17,586        10/01/03
400 Chestnut Ridge               Prudential Insurance Co.          9.440%      14,781        14,983        07/01/04
Mack-Cali Centre VI              Principal Life Insurance Co.      6.865%      35,000            --        04/01/05
Mack-Cali Bridgewater I          New York Life Ins. Co.            7.000%      23,000        23,000        09/10/05
Mack-Cali Woodbridge II          New York Life Ins. Co.            7.500%      17,500        17,500        09/10/05
Mack-Cali Short Hills            Prudential Insurance Co.          7.740%      27,110        27,696        10/01/05
500 West Putnam Avenue           New York Life Ins. Co.            6.520%      11,127        11,471        10/10/05
Harborside - Plaza I             U.S. West Pension Trust           6.990%      49,949        48,148        01/01/06
Harborside - Plaza II and III    Northwestern Mutual Life Ins.     7.320%     100,051       101,852        01/01/06
Mack-Cali Airport                Allstate Life Insurance Co.       7.050%      10,500            --        04/01/07
Kemble Plaza II                  Mitsubishi Tr & Bk Co.       LIBOR+0.65%      40,025        40,025        01/31/08
Kemble Plaza I                   Mitsubishi Tr & Bk Co.       LIBOR+0.65%      32,178        32,178        01/31/09
------------------------------------------------------------------------------------------------------------------------------------
Total Property Mortgages                                                     $413,758      $414,048
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

(1) As part of the Harborside acquisition in November 1996, a Property Partnership agreed to make payments (with an estimated net present value of approximately $5,252 at acquisition date) to the seller for development rights ("Contingent Obligation") if and when such Property Partnership commences construction on the acquired site during the next several years. However, the agreement provides, among other things, that even if the Property Partnership does not commence construction, the seller may nevertheless require the Property Partnership to acquire these rights during the six-month period after the end of the sixth year. After such period, the seller's option lapses, but any development in years 7 through 30 will require a payment, on an increasing scale, for the development rights. The Property Partnership is currently in the pre-development phase of a long-range plan to develop the Harborside site on multi-property, multi-use basis.

INTEREST RATE CONTRACTS
On May 24, 1995, the Operating Partnership entered into an interest rate swap agreement with a commercial bank. The swap agreement fixes the Operating Partnership's one-month LIBOR base to 6.285 percent per annum on a notional amount of $24,000. The swap agreement expires on August 15, 1999.

On January 23, 1996, the Operating Partnership entered into an interest rate swap agreement with a commercial bank. The swap agreement fixed the Operating Partnership's one-month LIBOR base to 5.265 percent per annum on a notional amount of $26,000. The swap agreement expired in January 1999.

On October 1, 1998, the Operating Partnership entered into a forward treasury rate lock agreement with a commercial bank. The agreement locked an interest rate of 4.089 percent per annum for the three-year U.S. Treasury Note effective November 4, 1999, on a notional amount of $50,000. The agreement will be used to fix the Index Rate on $50,000 of the Harborside-Plaza I mortgage, for which the Operating Partnership's interest rate re-sets for three years beginning November 4, 1999 to the three-year U.S. Treasury Note plus 110 basis points (see "Property Mortgages: Harborside-Plaza I").

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

SCHEDULED PRINCIPAL PAYMENTS
Scheduled principal payments and related weighted average annual interest rates for the Senior Unsecured Notes, revolving credit facilities and mortgages and loans payable as of June 30, 1999 are as follows:

                                                                                                 WEIGHTED AVG.
                                           SCHEDULED          PRINCIPAL                        INTEREST RATE OF
YEAR                                     AMORTIZATION        MATURITIES         TOTAL        FUTURE REPAYMENTS (A)
----------------------------------------------------------------------------------------------------------------------
July through December 1999                $   1,503         $     8,000    $     9,503               6.26%
2000                                          3,336               5,419          8,755               6.77%
2001                                          3,583             152,811        156,394               6.01%
2002                                          3,823               7,814         11,637               7.09%
2003                                          4,180             206,971        211,151               7.31%
Thereafter                                    4,721           1,092,824      1,097,545               7.19%
----------------------------------------------------------------------------------------------------------------------
Totals/Weighted Average                   $  21,146         $ 1,473,839    $ 1,494,985               7.08%
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

(a) Assumes LIBOR rate at June 30, 1999 of 5.05 percent in calculating revolving credit facility and other variable rate debt interest rates.

CASH PAID FOR INTEREST & INTEREST CAPITALIZED
Cash paid for interest for the six months ended June 30, 1999 and 1998, was $38,216 and $61,440, respectively. Interest capitalized by the Operating Partnership for the six months ended June 30, 1999 and 1998 was $3,019 and $1,293, respectively.

SUMMARY OF INDEBTEDNESS
As of June 30, 1999, the Operating Partnership's total indebtedness of $1,494,985, (weighted average interest rate of 7.08 percent) was comprised of $228,803 of credit facility borrowings and other variable rate mortgage debt (average rate of 5.84 percent), fixed rate debt of $1,259,824 (average rate of 7.31 percent), and a Contingent Obligation of $6,358.

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

For the six months ended June 30, 1999, the Corporation purchased, for constructive retirement, 26,000 shares of its outstanding common stock for an aggregate cost of approximately $713. Concurrent with these purchases, the Corporation sold to the Operating Partnership 26,000 common units for approximately $713.

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN
The Corporation filed a registration statement with the SEC for the Corporation's dividend reinvestment and stock purchase plan ("Plan") which was declared effective in February 1999. The Plan commenced on March 1, 1999.

During the six months ended June 30, 1999, 320 shares were issued and proceeds of approximately $10 were received from stock purchases and/or dividend reinvestments under the Plan.

SHAREHOLDER RIGHTS PLAN
On June 10, 1999, the Board of Directors of the Corporation authorized a dividend distribution of one preferred share purchase right ("Right") for each outstanding share of common stock to be distributed to all holders of record of the common stock on July 6, 1999. Each Right entitles the registered holder to purchase from the Corporation one one-thousandth of a share of Series A junior participating preferred stock, par value $0.01 per share ("the Preferred Shares"), at a price of $100.00 per one one-thousandth of a Preferred Share ("Purchase Price"), subject to adjustment as provided in the rights agreement. The Rights expire on July 6, 2009, unless the expiration date is extended or the Right is redeemed or exchanged earlier by the Corporation.

The Rights will be attached to each share of common stock. The Rights will generally be exercisable only if a person or group becomes the beneficial owner of 15 percent or more of the outstanding common stock or announces a tender offer for 15 percent or more of the outstanding common stock ("Acquiring Person"). In the event that a person or group becomes an Acquiring Person, each holder of a Right will have the right to receive, upon exercise, common stock having a market value equal to two times the Purchase Price of the Right.

STOCK OPTION PLANS
In 1994, and as subsequently amended, the Corporation established the Mack-Cali Employee Stock Option Plan ("Employee Plan") and the Mack-Cali Director Stock Option Plan ("Director Plan") under which a total of 5,380,188 shares (subject to adjustment) of the Corporation's common stock have been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director
Plan). Stock options granted under the Employee Plan in 1994 and 1995 become exercisable over a three-year period and those options granted under the Employee Plan in 1996, 1997 and 1998 become exercisable over a five-year period. All stock options granted under the Director Plan become exercisable in one year. All options were granted at the fair market value at the dates of grant and have terms of ten years. As of June 30, 1999 and December 31, 1998, the stock options outstanding had a weighted average remaining contractual life of approximately 7.6 and 8.5 years, respectively.

Information regarding the Corporation's stock option plans is summarized below:

                                                                                            Weighted
                                                                    Shares                   Average
                                                                    Under                   Exercise
                                                                    Options                   Price
----------------------------------------------------------------------------------------------------------------
         Outstanding at January 1, 1998                           3,287,290                  $31.47
              Granted                                             1,048,620                  $35.90
              Exercised                                           (267,660)                  $20.47
              Lapsed or canceled                                  (128,268)                  $36.61
----------------------------------------------------------------------------------------------------------------
         Outstanding at December 31, 1998                         3,939,982                  $33.22
              Granted                                                37,000                  $31.63
              Exercised                                            (41,063)                  $22.87
              Lapsed or canceled                                  (289,434)                  $37.38
----------------------------------------------------------------------------------------------------------------
         Outstanding at June 30, 1999                             3,646,485                  $32.99
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
         Options exercisable at December 31, 1998                 1,334,137                  $27.84
         Options exercisable at June 30, 1999                     1,904,177                  $30.49
----------------------------------------------------------------------------------------------------------------
         Available for grant at December 31, 1998                   709,223
         Available for grant at June 30, 1999                       961,657
----------------------------------------------------------------------------------------------------------------

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

As of June 30, 1999 and December 31, 1998, there were 914,976 Stock Warrants outstanding. As of June 30, 1999 and December 31, 1998, there were 585,989 and 565,991 Stock Warrants exercisable, respectively. No Stock Warrants have been exercised or canceled.

EXECUTIVE STOCK COMPENSATION
Effective July 1, 1999, the Corporation entered into amended and restated employment contracts with six of its key executive officers which provided for, among other things, compensation in the form of stock awards ("Restricted Stock Awards") and associated tax obligation payments. In connection with the Restricted Stock Awards, the executive officers are to receive up to a total of 193,593 shares of the Corporation's common stock vesting over a five-year period contingent upon the Corporation meeting certain performance and/or stock appreciation objectives.

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

During the six months ended June 30, 1999, 1,309 deferred stock units were earned.

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

The following information presents the Operating Partnership's results for the three and six month periods ended June 30, 1999 and 1998 in accordance with FASB No. 128.

                                                         Three Months Ended June 30,
                                                 1999                                    1998
                                      Basic EPU        Diluted EPU           Basic EPU         Diluted EPU
-----------------------------------------------------------------------------------------------------------------
Net income                            $21,452           $ 21,452             $ 31,515           $ 31,515
Weighted average units                 67,173             67,486               64,145             64,626
-----------------------------------------------------------------------------------------------------------------
Per Unit                              $  0.32           $   0.32             $   0.49           $   0.49
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

                                                         Six Months Ended June 30,
                                                 1999                                    1998
                                      Basic EPU        Diluted EPU           Basic EPU         Diluted EPU
-----------------------------------------------------------------------------------------------------------------
Net income                            $58,396           $ 58,396             $ 61,454           $ 61,454
Weighted average units                 67,092             67,385               61,055             61,671
-----------------------------------------------------------------------------------------------------------------
Per Unit                              $  0.87           $   0.87             $   1.01           $   1.00
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

The following schedule reconciles the units used in the basic EPU calculation to the units used in the diluted EPU calculation.

                                             Three Months                                Six Months
                                            Ended June 30,                             Ended June 30,
                                           1999               1998                1999                1998
-----------------------------------------------------------------------------------------------------------------
Basic EPU Units:                         67,173             64,145              67,092              61,055
    Add:   Stock options                    313                444                 293                 529
           Stock Warrants                    --                 37                  --                  87
-----------------------------------------------------------------------------------------------------------------
Diluted EPU Units:                       67,486             64,626              67,385              61,671
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

Preferred Units and Contingent Units outstanding in 1999 and 1998 were not included in the computation of diluted EPU as such units were anti-dilutive during the period.

Pursuant to the Repurchase Program, during 1998, the Corporation purchased for constructive retirement, 854,700 shares of its outstanding common stock for approximately $25,058. Additionally, during the six months ended June 30, 1999, the Corporation purchased for constructive retirement, 26,000 shares of its outstanding common stock for approximately $713.

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

During the six months ended June 30, 1999, 20,952 Series A Preferred Units were converted into 604,675 common units.

As of June 30, 1999, there were 229,304 Preferred Units outstanding (convertible into 6,617,721 common units).

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

On June 4, 1999, in connection with the acquisition of a 0.1 percent interest in G&G Martco joint venture (see Note 4), the Operating Partnership issued 437 common units, valued at approximately $17.

During the six months ended June 30, 1999, the Operating Partnership redeemed an aggregate of 1,634,164 common units for an equivalent number of shares of common stock in the Corporation.

During the six months ended June 30, 1999, the Operating Partnership also issued 242,157 common units, valued at approximately $7,241, in connection with the achievement of certain performance goals at the Mack Properties in redemption of an equivalent number of contingent common units.

As of June 30, 1999, there were 8,299,690 common units outstanding.

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

On account of certain of the performance goals at the Mack Properties having been achieved during the six months ended June 30, 1999, the Company redeemed 242,157 contingent common units and issued an equivalent number of common units, as indicated above. There were no contingent Preferred Units outstanding and 32,889 contingent common units outstanding as of June 30, 1999.

UNIT WARRANTS
The Operating Partnership has 2,000,000 Unit Warrants outstanding. The Unit Warrants are exercisable at $37.80 per common unit and expire on December 11, 2002.

CHANGES IN REDEEMABLE PARTNERSHIP UNITS
The following table sets forth the changes in redeemable partnership units for the year ended December 31, 1998:

                                                                    Limited
                                                         Preferred  Partner     Preferred     Limited
                                                           Units     Units     Unitholders   Partners       Total
------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1998                                  231      6,097   $  272,815   $  249,997    $  522,812
   Net income                                                --         --       10,267        9,260        19,527
   Distributions                                             --         --       (7,896)      (6,827)      (14,723)
   Issuance of units in connection with acquisitions         --      1,735           --       64,628        64,628
   Redemption of units for shares of common stock            --        (22)          --         (848)         (848)
   Redemption of units                                       --        (83)          --       (3,163)       (3,163)
   Issuance of Preferred Units                               17         --       17,943           --        17,943
   Adjustment to reflect preferred unitholders'
     and limited partners' capital at redemption value       --         --      (69,686)     (46,172)     (115,858)
   Reclassification of redeemable partnership units
     as permanent partners' capital                        (248)    (7,727)    (223,443)    (266,875)     (490,318)
------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                 --         --   $       --   $       --    $       --
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

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

   HARBORSIDE FINANCIAL CENTER PROPERTY
   Pursuant to an agreement with the City of Jersey City, New Jersey obtained by the former owner of the Harborside property in 1988 and assumed by one of the Property Partnerships as part of the acquisition of the property in November 1996, the Property Partnerships are required to make PILOT payments on its Harborside property. The agreement, which commenced in 1990, is for a term of 15 years. Such PILOT is equal to two percent of Total Project Costs, as defined, in year one and increases by $75 per annum through year fifteen. Total Project Costs, as defined, are $145,644. Such PILOT totaled $1,302 and $1,239 for the six months ended June 30, 1999 and 1998, respectively.

GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases, under which the Operating Partnership or Property Partnerships are the lessees as of June 30, 1999, are as follows:

YEAR                                                                                                      AMOUNT
------------------------------------------------------------------------------------------------------------------------
July 1, 1999 to December 31, 1999                                                                      $     213
2000                                                                                                         425
2001                                                                                                         427
2002                                                                                                         427
2003                                                                                                         427
Thereafter                                                                                                21,934
------------------------------------------------------------------------------------------------------------------------

Total                                                                                                    $23,853
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

OTHER
On April 19, 1999, the Corporation announced the following changes in the membership of its Board of Directors and the identities, titles and responsibilities of its executive officers: (i) Thomas A. Rizk resigned from the Board of Directors, the Executive Committee of the Board of Directors, his position as Chief Executive Officer and as an employee of the Corporation; (ii) Mitchell E. Hersh was appointed Chief Executive Officer of the Corporation simultaneous with his resignation from his positions as President and Chief Operating Officer of the Corporation; (iii) Timothy M. Jones was appointed President of the Corporation simultaneous with his resignation from his positions as Executive Vice President and Chief Investment Officer of the Corporation; and (iv) Brant Cali was appointed to the Board of Directors of the Corporation to fill the remainder of Thomas A. Risk's term as a Class III Director and was appointed Chief Operating Officer of the Corporation, also remaining as an Executive Vice President and Assistant Secretary of the Corporation.

Pursuant to the terms of Mr. Rizk's employment agreement entered into with the Corporation in December 1997 and an agreement entered into simultaneous with his resigning from the Corporation, Mr. Rizk received a payment of approximately $14,490 in April 1999 and will receive $500 annually over the next three years. All costs associated with Mr. Rizk's resignation are included in non-recurring charges for the three and six month periods ended June 30, 1999.

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

Selected results of operations for the three and six month periods ended June 30, 1999 and 1998 and selected asset information as of June 30, 1999 and December 31, 1998 regarding the Operating Partnership's operating segment are as follows:

                                                          Total            Corporate &             Total
                                                         Segment            Other (e)      Operating Partnership
------------------------------------------------------------------------------------------------------------------------------------
TOTAL CONTRACT REVENUES (A):
Three months ended:
     June 30, 1999                                   $    132,575          $     567          $   133,142  (f)
     June 30, 1998                                        116,878              2,021              118,899  (g)
Six months ended:
     June 30, 1999                                   $    264,344          $     142          $   264,486  (h)
     June 30, 1998                                        218,479              3,040              221,519  (i)

TOTAL OPERATING AND INTEREST EXPENSES (B):
Three months ended:
     June 30, 1999                                   $     28,110          $  61,079          $    89,189
     June 30, 1998                                         38,750             26,028               64,778
Six months ended:
     June 30, 1999                                   $     71,265          $  90,031          $   161,296
     June 30, 1998                                         71,696             48,824              120,520

NET OPERATING INCOME (C):
Three months ended:
     June 30, 1999                                   $    104,465          $ (60,512)         $    43,953  (f)
     June 30, 1998                                         78,128            (24,007)              54,121  (g)
Six months ended:
     June 30, 1999                                   $    193,079          $ (89,889)         $   103,190  (h)
     June 30, 1998                                        146,783            (45,784)             100,999  (i)

TOTAL ASSETS:
     June 30, 1999                                   $  3,512,260          $  26,338          $ 3,538,598
     December 31, 1998                                  3,430,865             21,329            3,452,194

TOTAL LONG-LIVED ASSETS (D):
     June 30, 1999                                   $  3,457,321          $   4,196          $ 3,461,517
     December 31, 1998                                  3,393,313              4,098            3,397,411
------------------------------------------------------------------------------------------------------------------------------------

(a) Total contract revenues represents all revenues during the period (including the Operating Partnership's share of net income from unconsolidated joint ventures), excluding adjustments for straight-lining of rents and the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures. All interest income is excluded from the segment amounts and is classified in Corporate and Other for all periods.
(b) Total operating and interest expenses represents the sum of real estate taxes, utilities, operating services, general and administrative and interest expense. All interest expense (including for property-level mortgages) is excluded from the segment amounts and is classified in Corporate and Other for all periods.
(c)  Net operating income represents total contract revenues [as defined in Note
     (a)] less total operating and interest expenses [as defined in Note (b)] for the period.
(d) Long-lived assets are comprised of total rental property, unbilled rents receivable and investments in unconsolidated joint ventures.
(e) Corporate & Other represents all corporate-level items (including interest income, interest expense and non-property general and administrative expense) as well as intercompany eliminations necessary to reconcile to consolidated Operating Partnership totals.
(f) Excludes $3,859 of adjustments for straight lining of rents and $(26) for the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures.
(g) Excludes $3,136 of adjustments for straight lining of rents and $6 for the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures.
(h) Excludes $7,422 of adjustments for straight lining of rents and $(44) for the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures.
(i) Excludes $6,339 of adjustments for straight lining of rents and $6 for the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures.

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

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FASB No. 133"). FASB No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, the FASB delayed the implementation date of FASB No. 133 by one year (January 1, 2001 for the Operating Partnership). FASB No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Operating Partnership anticipates that, due to its limited use of derivative instruments, the adoption of FASB No. 133 will not have a significant effect on the Operating Partnership's results of operations or its financial position.


17.    PRO FORMA FINANCIAL INFORMATION

The following pro forma financial information for the six months ended June 30, 1999 and 1998 are presented as if all acquisitions and common stock offerings completed during the six months ended June 30, 1999 and the year ended December 31, 1998 had occurred on January 1, 1998. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made.

This pro forma financial information is not necessarily indicative of what the actual results of operations of the Operating Partnership would have been assuming such transactions had been completed as of January 1, 1998, nor do they represent the results of operations of future periods.

                                                                           Six Months
                                                                         Ended June 30,
                                                                    1999              1998
-------------------------------------------------------------------------------------------------------
Total revenues                                                  $  271,864          $  252,675
Operating and other expenses                                        81,615              74,327
General and administrative                                          13,904              13,746
Depreciation and amortization                                       44,434              39,211
Interest expense                                                    49,319              50,090
Non-recurring charges                                               16,458                  --
-------------------------------------------------------------------------------------------------------
Income before preferred unit distributions                          66,134              75,301
Preferred units distributions                                      (7,738)             (7,896)
-------------------------------------------------------------------------------------------------------

Income available to common unitholders                          $   58,396          $   67,405
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
Basic earnings per common unit                                  $     0.87          $     1.02
Diluted earnings per common unit                                $     0.87          $     1.01
-------------------------------------------------------------------------------------------------------
Basic weighted average units outstanding                            67,092              65,825
Diluted weighted average units outstanding                          67,385              66,441
-------------------------------------------------------------------------------------------------------

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

The following comparisons for the three and six month periods ended June 30, 1999 ("1999"), as compared to the three and six month periods ended June 30, 1998 ("1998") make reference to the following: (i) the effect of the "Same-Store Properties," which represents all in-service properties owned by the Operating Partnership at March 31, 1998 (for the three-month period comparisons), and which represents all in-service properties owned by the Operating Partnership at December 31, 1997 (for the six-month period comparisons) and (ii) the effect of the "Acquired Properties," which represents all properties acquired or placed in service by the Operating Partnership from April 1, 1998 through June 30, 1999 (for the three-month period comparisons), and which represents all properties acquired or placed in service by the Operating Partnership from January 1, 1998 through June 30, 1999 (for the six-month period comparisons).

                             THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

                                                      Quarter Ended
                                                        June 30,                  Dollar             Percent
(IN THOUSANDS)                                   1999              1998           Change             Change
----------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                                   $116,499          $105,861          $10,638              10.0%
Escalations and recoveries from tenants        16,366            12,358            4,008              32.4
Parking and other                               3,061             2,836              225               7.9
----------------------------------------------------------------------------------------------------------------
   Sub-total                                  135,926           121,055           14,871              12.3

Interest income                                   215               916            (701)             (76.5)
Equity in earnings of
   unconsolidated joint ventures                  834                70              764           1,091.4
----------------------------------------------------------------------------------------------------------------
   Total revenues                             136,975           122,041           14,934              12.2
----------------------------------------------------------------------------------------------------------------

PROPERTY EXPENSES:
Real estate taxes                              14,208            11,854            2,354              19.9
Utilities                                       9,829             9,115              714               7.8
Operating services                             17,227            15,629            1,598              10.2
----------------------------------------------------------------------------------------------------------------
   Sub-total                                   41,264            36,598            4,666              12.7

General and administrative                      5,770             6,394            (624)              (9.8)
Depreciation and amortization                  22,465            19,093            3,372              17.7
Interest expense                               25,697            21,786            3,911              18.0
Non-recurring charges                          16,458                --           16,458              --
----------------------------------------------------------------------------------------------------------------
   Total expenses                             111,654            83,871           27,783              33.1
----------------------------------------------------------------------------------------------------------------

Income before extraordinary item               25,321            38,170         (12,849)             (33.7)
Extraordinary item - loss on
   early retirement of debt                        --           (2,670)            2,670             100.0
----------------------------------------------------------------------------------------------------------------
Net income                                     25,321            35,500         (10,179)             (28.7)
Preferred unit distribution                   (3,869)           (3,985)              116              (2.9)
----------------------------------------------------------------------------------------------------------------

Net income available to
   common unitholders                       $  21,452         $  31,515        $(10,063)             (31.9)%
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

The following is a summary of the changes in revenue from rental operations and property expenses divided into Acquired Properties and Same-Store Properties (in thousands).

                                                     Total                  Acquired               Same-Store
                                             Operating Partnership         Properties              Properties
                                             ---------------------         ----------              ----------
                                               Dollar     Percent      Dollar     Percent      Dollar       Percent
                                               Change      Change      Change      Change      Change        Change
------------------------------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                                    $10,638       10.0%      $7,529        7.1%      $3,109        2.9%
Escalations and recoveries from tenants         4,008       32.4          994        8.0        3,014       24.4
Parking and other                                 225        7.9           96        3.4          129        4.5
------------------------------------------------------------------------------------------------------------------------------------
   Total                                      $14,871       12.3%      $8,619        7.1%      $6,252        5.2%
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

PROPERTY EXPENSES:
Real estate taxes                              $2,354       19.9%      $  959        8.1%      $1,395       11.8%
Utilities                                         714        7.8          645        7.0           69        0.8
Operating services                              1,598       10.2        1,255        8.0          343        2.2
------------------------------------------------------------------------------------------------------------------------------------
   Total                                       $4,666       12.7%      $2,859        7.8%      $1,807        4.9%
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

OTHER DATA:
Number of wholly-owned properties                 249                      22                     227
Square feet (in thousands)                     27,152                   2,161                  24,991


Base rents for the Same-Store Properties increased $3.1 million, or 2.9 percent, for 1999 as compared to 1998, due primarily to occupancy and rental rate increases in 1999. Escalations and recoveries from tenants for the Same-Store Properties increased $3.0 million, or 24.4 percent, for 1999 over 1998, due to the recovery of an increased amount of total property expenses, as well as additional settle-up billings in 1999. Parking and other income for the Same-Store Properties increased $0.1 million, or 4.5 percent, which is primarily attributable to lease termination fees received in 1999.

Real estate taxes on the Same-Store Properties increased $1.4 million, or 11.8 percent, for 1999 as compared to 1998, due primarily to property tax rate increases in certain municipalities in 1999. Utilities for the Same-Store Properties increased $0.1 million, or 0.8 percent, for 1999 as compared to 1998, due primarily to increased electric rates and usage in 1999. Operating services for the Same-Store Properties increased $0.3 million, or 2.2 percent, due primarily to additional maintenance costs incurred.

Equity in earnings of unconsolidated joint ventures increased $0.8 million in 1999 as compared to 1998. This is due to additional joint ventures being entered into by the Operating Partnership (see Note 4 to the Financial Statements).

Interest income decreased by approximately $0.7 million, or 76.5 percent, for 1999 as compared to 1998. This decrease was due primarily to repayment by a borrower of a mortgage note receivable in 1998 with no interest income from mortgage note receivables in 1999.

General and administrative decreased by $0.6 million, or 9.8 percent for 1999 as compared to 1998. This decrease is due primarily to decreased payroll and related costs in 1999.

Depreciation and amortization increased by $3.4 million, or 17.7 percent, for 1999 over 1998. Of this increase, $1.7 million, or 8.8 percent, is attributable to the Acquired Properties, and $1.7 million, or 8.9 percent, is due to the Same-Store Properties.

Interest expense increased $3.9 million, or 18.0 percent, for 1999 as compared to 1998. This increase is due primarily to the replacement in 1999 of short-term credit facility borrowings with long-term fixed rate unsecured debt and net additional drawings from the Operating Partnership's revolving credit facilities generally as a result of Operating Partnership acquisitions in 1998. These increases were partially offset by a reduction in LIBOR in 1999, the reduction in spread over LIBOR due to the 1998 Unsecured Facility signed in April 1998 and the achievement by the Operating Partnership of investment grade credit ratings in November 1998.

Non-recurring charges of $16.5 million were incurred in 1999, as a result of the resignation of Thomas A. Rizk (see Note 12 to the Financial Statements).

Net income available to common unitholders decreased to $21.5 million in 1999 from $31.5 million in 1998. The decrease of $10.0 million is due to the factors discussed above, partially offset by an extraordinary item of $2.7 million in 1998. Additionally, there were preferred dividends of $3.9 million in 1999 and $4.0 million in 1998.

                               SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

                                                      Quarter Ended
                                                        June 30,                  Dollar             Percent
(IN THOUSANDS)                                   1999              1998           Change             Change
----------------------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                                  $  232,579        $  198,777        $  33,802               17.0%
Escalations and recoveries from tenants         31,226            22,715            8,511               37.5
Parking and other                                6,961             4,818            2,143               44.5
----------------------------------------------------------------------------------------------------------------------------
   Sub-total                                   270,766           226,310           44,456               19.6

Interest income                                    470             1,459            (989)              (67.8)
Equity in earnings of
   unconsolidated joint ventures                   628                95              533              561.1
----------------------------------------------------------------------------------------------------------------------------
   Total revenues                              271,864           227,864           44,000               19.3
----------------------------------------------------------------------------------------------------------------------------

PROPERTY EXPENSES:
Real estate taxes                               28,051            21,926            6,125               27.9
Utilities                                       19,421            17,417            2,004               11.5
Operating services                              34,143            28,321            5,822               20.6
----------------------------------------------------------------------------------------------------------------------------
   Sub-total                                    81,615            67,664           13,951               20.6

General and administrative                      13,904            12,591            1,313               10.4
Depreciation and amortization                   44,434            35,324            9,110               25.8
Interest expense                                49,319            40,265            9,054               22.5
Non-recurring charges                           16,458                --           16,458               --
----------------------------------------------------------------------------------------------------------------------------
   Total expenses                              205,730           155,844           49,886               32.0
----------------------------------------------------------------------------------------------------------------------------

Income before extraordinary item                66,134            72,020          (5,886)               (8.2)
Extraordinary item - loss on early
   retirement of debt                               --           (2,670)            2,670              100.0
----------------------------------------------------------------------------------------------------------------------------
Net income                                      66,134            69,350          (3,216)               (4.6)
Preferred unit distribution                    (7,738)           (7,896)              158               (2.0)
----------------------------------------------------------------------------------------------------------------------------

Net income available to
   common unitholders                       $   58,396        $   61,454        $ (3,058)               (5.0)%
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

The following is a summary of the changes in revenue from rental operations and property expenses divided into Acquired Properties and Same-Store Properties (in thousands).

                                                     Total                  Acquired               Same-Store
                                             Operating Partnership         Properties              Properties
                                             ---------------------         ----------              ----------
                                               Dollar     Percent      Dollar     Percent      Dollar       Percent
                                               Change      Change      Change      Change      Change        Change
------------------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                                    $33,802       17.0%     $26,271       13.2%     $ 7,531        3.8%
Escalations and recoveries from tenants         8,511       37.5        4,735       20.9        3,776       16.6
Parking and other                               2,143       44.5        1,430       29.7          713       14.8
------------------------------------------------------------------------------------------------------------------------
   Total                                      $44,456       19.6%     $32,436       14.3%     $12,020        5.3%
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

PROPERTY EXPENSES:
Real estate taxes                             $ 6,125       27.9%     $ 4,206       19.2%     $ 1,919        8.7%
Utilities                                       2,004       11.5        2,200       12.6         (196)      (1.1)
Operating services                              5,822       20.6        5,004       17.7          818        2.9
------------------------------------------------------------------------------------------------------------------------
   Total                                      $13,951       20.6%     $11,410       16.9%      $2,541        3.7%
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

OTHER DATA:
Number of wholly-owned properties                          249                      60                     189
Square feet (in thousands)                              27,152                   5,187                  21,965

Base rents for the Same-Store Properties increased $7.5 million, or 3.8 percent, for 1999 as compared to 1998, due primarily to occupancy and rental rate increases in 1999. Escalations and recoveries from tenants for the Same-Store Properties increased $3.8 million, or 16.6 percent, for 1999 over 1998, due to the recovery of an increased amount of total property expenses, as well as additional settle-up billings in 1999. Parking and other income for the Same-Store Properties increased $0.7 million, or 14.8 percent, which is primarily attributable to lease termination fees received in 1999.

Real estate taxes on the Same-Store Properties increased $1.9 million, or 8.7 percent, for 1999 as compared to 1998, due primarily to property tax rate increases in certain municipalities in 1999. Utilities for the Same-Store Properties decreased $0.2 million, or 1.1 percent, for 1999 as compared to 1998, due primarily to decreased electric rates and usage in 1999. Operating services for the Same-Store Properties increased $0.8 million, or 2.9 percent, due primarily to increased snow removal costs incurred at the Same-Store Properties in 1999.

Equity in earnings of unconsolidated joint ventures increased $0.5 million in 1999 as compared to 1998. This is due to additional joint ventures being entered into by the Operating Partnership (see Note 4 to the Financial Statements).

Interest income decreased by approximately $1.0 million, or 67.8 percent, for 1999 as compared to 1998. This decrease was due primarily to repayment by a borrower of a mortgage note receivable in 1998 with no interest income from mortgage note receivables in 1999.

General and administrative increased by $1.3 million, or 10.4 percent for 1999 as compared to 1998. This increase is due primarily to an increase in payroll and related costs and professional fees as a result of the Operating Partnership's expansion in 1998.

Depreciation and amortization increased by $9.1 million, or 25.8 percent, for 1999 over 1998. Of this increase, $6.8 million, or 19.4 percent, is attributable to the Acquired Properties, and $2.3 million, or 6.4 percent, is due to the Same-Store Properties.

Interest expense increased $9.1 million, or 22.5 percent, for 1999 as compared to 1998. This increase is due primarily to the replacement in 1999 of short-term credit facility borrowings with long-term fixed rate unsecured debt and net additional drawings from the Operating Partnership's revolving credit facilities generally as a result of Operating Partnership acquisitions in 1998. These increases were partially offset by a reduction in LIBOR in 1999, the reduction in spread over LIBOR due to the 1998 Unsecured Facility signed in April 1998 and the achievement by the Operating Partnership of investment grade credit ratings in November 1998.

Non-recurring charges of $16.5 million were incurred in 1999, as a result of the resignation of Thomas A. Rizk (see Note 12 to the Financial Statements).

Net income available to common unitholders decreased to $58.4 million in 1999 from $61.5 million in 1998. The decrease of $3.1 million is due to the factors discussed above, partially offset by an extraordinary item of $2.7 million in 1998. Additionally, there were preferred dividends of $7.7 million in 1999 and $7.9 million in 1998.

LIQUIDITY AND CAPITAL RESOURCES

STATEMENT OF CASH FLOWS
During the six months ended June 30, 1999, the Operating Partnership generated $110.0 million in cash flows from operating activities, and together with $773.6 million in borrowings from the Operating Partnership's revolving credit facilities, the issuance of unsecured notes and funds from additional mortgage debt, $0.9 million in proceeds from stock options exercised, $10.6 million in distributions received from unconsolidated joint ventures, used an aggregate of approximately $895.1 million to acquire properties and land parcels and pay for other tenant and building improvements totaling $71.1 million, repay outstanding borrowings on its revolving credit facilities and other mortgage debt of $699.7 million, pay quarterly distributions of $81.3 million, invest $29.9 million in unconsolidated joint ventures, repurchase 26,000 shares of the Corporation's outstanding common stock for $0.7 million, pay deferred financing costs of $6.6 million, add $0.1 million to restricted cash and increase the Operating Partnership's cash and cash equivalents by $5.7 million.

CAPITALIZATION
During the six months ended June 30, 1999, in conjunction with the redemption of certain of the contingent units issued in the Mack Transaction, the Operating Partnership issued a total of 242,157 common units with a total value of approximately $7.2 million at time of issuance.

In August 1998, the Board of Directors of the Corporation authorized a share repurchase program under which the Corporation was permitted to purchase up to $100.0 million of the Corporation's outstanding common stock. Purchases could be made from time to time in open market transactions at prevailing prices or through privately negotiated transactions. Subsequently, through June 30, 1999, the Corporation purchased, for constructive retirement, 880,700 shares of its outstanding common stock for an aggregate cost of approximately $25.8 million. Concurrent with these purchases, the Corporation sold to the Operating Partnership 880,700 common units for approximately $25.8 million.

On June 10, 1999, the Board of Directors of the Corporation authorized a dividend distribution of one preferred share purchase right for each outstanding share of common stock to be distributed to all holders of record of the common stock on July 6, 1999. Each Right entitles the registered holder to purchase from the Corporation one one-thousandth of a share of Series A junior participating preferred stock, par value $0.01 per share, at a price of $100.00 per one one-thousandth of a Preferred Share, subject to adjustment as provided in the rights agreement. The Rights expire on July 6, 2009, unless the expiration date is extended or the Right is redeemed or exchanged earlier by the Corporation.

The Rights will be attached to each share of common stock. The Rights will generally be exercisable only if a person or group becomes the beneficial owner of 15 percent or more of the outstanding common stock or announces a tender offer for 15 percent or more of the outstanding common stock. In the event that a person or group becomes an Acquiring Person, each holder of a Right will have the right to receive, upon exercise, common stock having a market value equal to two times the Purchase Price of the Right. The Corporation's adoption of the shareholder rights plan was not taken in response to any known effort to acquire control of the Corporation.

As of June 30, 1999, the Operating Partnership's total indebtedness of $1.5 billion (weighted average interest rate of 7.08 percent) was comprised of $228.8 million of revolving credit facility borrowings and other variable rate mortgage debt (average rate of 5.84 percent), fixed rate debt of $1.3 billion (average rate of 7.31 percent), and a Contingent Obligation of $6.4 million.

As of June 30, 1999, the Operating Partnership had outstanding borrowings of $148.6 million under its revolving credit facilities (with aggregate borrowing capacity of $1.1 billion). The total outstanding borrowings were from the 1998 Unsecured Facility, with no outstanding borrowings on the Prudential Facility. The 1998 Unsecured Facility, with 28 lender banks, carries an interest rate of 90 basis points over LIBOR and matures in April 2001. The Prudential Facility carries an interest rate of 110 basis points over LIBOR and matures in June 2000.

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

The Operating Partnership has three investment grade credit ratings. Duff & Phelps Credit Rating Co. ("DCR") and Standard & Poors Rating Services ("S&P") have each assigned their BBB rating to the $785.3 million of total unsecured corporate debt of the Operating Partnership. DCR and S&P have also assigned their BBB- rating to prospective preferred stock offerings of the Corporation. Moody's Investors Service has assigned its Baa3 rating to the unsecured corporate debt and its Ba1 rating to prospective preferred stock offerings of the Corporation.

The terms of the unsecured corporate debt include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

In May 1995, the Operating Partnership entered into an interest rate swap agreement with a commercial bank. The swap agreement fixes the Operating Partnership's one-month LIBOR base to 6.285 percent per annum on a notional amount of $24.0 million. The swap agreement expires on August 15, 1999.

In October 1998, the Operating Partnership entered into a forward treasury rate lock agreement with a commercial bank. The agreement locked an interest rate of
4.089 percent per annum for the three-year U.S. Treasury Note effective November 4, 1999, on a notional amount of $50.0 million. The agreement will be used to fix the Index Rate on $50.0 million of the Harborside - Plaza I mortgage, for which the Operating Partnership's interest rate re-sets for three years beginning November 4, 1999 to the interpolated three-year U.S. Treasury Note plus 110 basis points (see Note 9 to the Financial Statements - "Property
Mortgages: Harborside-Plaza I").

Using the proceeds from the issuance of $185.3 million of unsecured corporate debt in August 1999, the Operating Partnership repaid in full and retired the TIAA Mortgage, which was secured by 43 properties aggregating 3.1 million square feet. Following the repayment, the Operating Partnership had 217 unencumbered properties, totaling 20.1 million square feet, representing 73.5 percent of the Operating Partnership's total portfolio on a square footage basis. The Operating Partnership is currently reviewing its option to convert the $150.0 Million Prudential Mortgage Loan, encumbering 12 properties aggregating 2.4 million square feet, to unsecured corporate debt.

The Operating Partnership and Corporation has an effective shelf registration statement with the SEC for an aggregate of $2.0 billion in debt securities, preferred stock and preferred stock represented by depositary shares, under which the Operating Partnership has issued an aggregate of $785.3 million of unsecured corporate debt.

Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and capital expenditures, excluding non-recurring capital expenditures. Management believes that the Operating Partnership will have access to the capital resources necessary to expand and develop its business. To the extent that the Operating Partnership's cash flow from operating activities is insufficient to finance its non-recurring capital expenditures such as property acquisition and construction project costs and other capital expenditures, the Operating Partnership expects to finance such activities through borrowings under its credit facilities and other debt and equity financing.

The Operating Partnership expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operating activities, along with the 1998 Unsecured Facility and the Prudential Facility. The Operating Partnership is frequently examining potential property acquisitions and construction projects and, at any given time, one or more of such acquisitions may be under consideration. Accordingly, the ability to fund property acquisitions is a major part of the Operating Partnership's financing requirements. The Operating Partnership expects to meet its financing requirements through funds generated from operating activities, long-term or short-term borrowings (including draws on the Operating Partnership's revolving credit facilities) and the issuance of additional debt or equity securities. In addition, the Operating Partnership anticipates utilizing the 1998 Unsecured Facility and the Prudential Facility primarily to fund property acquisitions.

As of quarter end, the Operating Partnership's total debt had a weighted average term to maturity of 5.9 years. The Operating Partnership does not intend to reserve funds to retire its unsecured corporate debt, Harborside mortgages, $150.0 Million Prudential Mortgage Loan, its other property mortgages or other long-term mortgages and loans payable upon maturity. Instead, the Operating Partnership will seek to refinance such debt at maturity or retire such debt through the issuance of additional debt or equity securities. The Operating Partnership is reviewing various refinancing options, including the issuance of additional unsecured corporate debt, preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during 1999. The Operating Partnership anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Operating Partnership's capital and liquidity needs both in the short and long-term. However, if these sources of funds are insufficient or unavailable, the Operating Partnership's ability to make the expected distributions discussed below may be adversely affected.

To maintain its qualification as a REIT, the Corporation must make annual distributions to its stockholders of at least 95 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. The Corporation currently relies on the distributions it receives from the Operating Partnership to make its distributions to its stockholders. Moreover, the Operating Partnership intends to continue to make regular quarterly distributions to its unitholders which, based upon current policy, in the aggregate would equal approximately $130.4 million on an annualized basis. However, any such distribution would only be paid out of available cash after meeting operating requirements, scheduled debt service on mortgages and loans payable, and preferred unit distributions.

SIGNIFICANT TENANTS

The following table sets out a schedule of the Operating Partnership's 20 largest tenants, for the Operating Partnership's wholly-owned properties as of June 30, 1999, based upon annualized base rents:

                                                                     Percentage of                    Percentage of
                                                 Annualized      Operating Partnership   Square           Total            Year of
                                  Number of      Base Rental        Annualized Base       Feet    Operating Partnership     Lease
                                 Properties    Revenue ($)(1)     Rental Revenue (%)     Leased     Leased Sq.Ft. (%)    Expiration
-----------------------------------------------------------------------------------------------------------------------------------
AT&T Corporation                     6            15,433,135             3.5           1,034,779         4.0              2009 (2)
Donaldson, Lufkin &
  Jenrette Securities Corp.          2             9,960,413             2.3             527,506         2.1              2009 (3)
AT&T Wireless Services               2             7,826,368             1.8             365,593         1.4              2007 (4)
International Business
  Machines Corporation               5             7,522,499             1.7             390,370         1.5              2007 (5)
Allstate Insurance Company          10             6,377,507             1.4             293,820         1.1              2009 (6)
Prentice-Hall Inc.                   1             5,794,893             1.3             474,801         1.9              2014
Nabisco Inc.                         2             5,467,178             1.2             300,378         1.2              2000
Toys R US - NJ, Inc.               1             5,342,672             1.2             242,518         0.9              2012
American Institute of Certified
 Public Accountants                  1             4,981,357             1.1             249,768         1.0              2012
CMP Media Inc                        1             4,826,107             1.1             206,274         0.8              2014
Board of Gov./Federal Reserve        1             4,605,090             1.0             117,008         0.5              2009 (7)
Winston & Strawn                     1             4,214,885             1.0             108,100         0.4              2003
Dow Jones Telerate Systems Inc.      1             3,660,064             0.8             194,219         0.8              2006 (8)
KPMG Peat Marwick, LLP               2             3,510,412             0.8             161,760         0.6              2007 (9)
Bank of Tokyo - Mitsubishi Ltd       1             3,378,923             0.8             137,076         0.5              2009
Bankers Trust Harborside Inc.        1             3,272,500             0.7             385,000         1.5              2003
Morgan Stanley Dean Witter           1             3,188,532             0.7             179,131         0.7              2008
Dean Witter Reynolds Inc.            4             3,185,372             0.7             137,181         0.5              2008(10)
Deloitte & Touche USA LLP            1             3,162,933             0.7             118,864         0.5              2000
Cendant Operations Inc.              1             3,117,051             0.7             148,431         0.6              2008
-----------------------------------------------------------------------------------------------------------------------------------
Totals                              45           108,827,891            24.5           5,772,577        22.5
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

(1)  Annualized base rental revenue is based on actual June 1999 billings times
     12. For leases whose rent commences after June 30, 1999, annualized base rental revenue is based on the first month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(2) 39,183 square feet expire February 2000; 66,268 square feet expire December 2000; 3,950 square feet expire August 2002; 63,278 square feet expire May 2004; 475,100 square feet expire January 2008; 387,000 square feet expire January 2009.
(3) 426,691 square feet expire July 2009; 100,815 square feet expire November 2009.
(4)  341,512 square feet expire March 2007; 24,081 square feet expire June 2007.
(5) 29,157 square feet expire October 2000; 85,000 square feet expire December 2000; 26,749 square feet expire January 2002; 1,065 square feet expire November 2002; 248,399 square feet expire December 2007.
(6) 22,444 square feet expire July 2001; 70,517 square feet expire June 2002; 71,030 square feet expire September 2002; 18,882 square feet expire April 2003; 2,867 square feet expire January 2004; 36,305 square feet expire January 2005; 23,024 square feet expire October 2005; 6,108 square feet expire August 2006; 31,143 square feet expire April 2008; 11,500 square feet expire April 2009.
(7)  94,719 square feet expire May 2005; 22,289 square feet expire June 2009.
(8) 144,332 square feet expire June 2000; 4,700 square feet expire March 2001; 45,187 square feet expire June 2006.
(9) 104,556 square feet expire September 2002; 57,204 square feet expire July 2007.
(10) 13,140 square feet expire April 2005; 19,390 square feet expire October 2007; 85,151 square feet expire February 2008; 19,500 square feet expire June 2008.

SCHEDULE OF LEASE EXPIRATIONS

The following table sets forth a schedule of the lease expirations for the total of the Operating Partnership's wholly-owned office, office/flex, industrial/warehouse and stand-alone retail properties beginning July 1, 1999, assuming that none of the tenants exercises renewal options:

                                                                                          Average Annual
                                                 Percentage Of                            Rent Per Net
                               Net Rentable      Total Leased          Annualized         Rentable          Percentage Of
                               Area Subject      Square Feet           Base Rental        Square Foot       Annual Base
                Number Of      To Expiring       Represented By        Revenue Under      Represented       Rent Under
Year Of         Leases         Leases            Expiring              Expiring           By Expiring       Expiring
Expiration      Expiring (1)   (Sq. Ft.)         Leases (%) (2)        Leases ($)(3)      Leases ($)        Leases (%)
------------------------------------------------------------------------------------------------------------------------------------
1999..........        284         1,268,000              5.0              23,022,486            18.16               5.2

2000..........        512         3,826,970             14.9              65,672,700            17.16              14.8

2001..........        491         2,879,134             11.2              47,247,344            16.41              10.6

2002..........        461         3,435,094             13.4              59,678,362            17.37              13.4

2003..........        375         3,798,347             14.8              64,709,328            17.04              14.6

2004..........        217         1,988,936              7.8              35,264,420            17.73               7.9

2005..........         87         1,381,554              5.4              27,012,032            19.55               6.1

2006..........         51           869,866              3.4              16,718,122            19.22               3.8

2007..........         37         1,200,573              4.7              23,166,129            19.30               5.2

2008..........         36         1,506,175              5.9              23,403,100            15.54               5.3

2009..........         30         1,369,950              5.3              24,385,015            17.80               5.5

2010 and thereafter    38         2,114,619              8.2              33,883,564            16.02               7.6
------------------------------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average           2,619        25,639,218           100.0(4)           444,162,602            17.32             100.0
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

(1) Includes office, office/flex, industrial/warehouse and stand-alone retail property tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.
(2)  Excludes all space vacant as of June 30, 1999.
(3)  Annualized base rental revenue is based on actual June 1999 billings times
     12. For leases whose rent commences after June 30, 1999, annualized base rental revenue is based on the first month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(4) Reconciliation to the Operating Partnership's total net rentable square footage is as follows:

                                                                               Square Feet       Percentage of Total
                                                                               -----------       -------------------
Square footage leased to commercial tenants                                       25,639,218              94.7%
Square footage used for corporate offices, management offices, building use, retail tenants, food services, other ancillary
 service tenants and occupancy adjustments                                           442,122               1.6
Square footage vacant                                                              1,002,786               3.7
                                                                                 -----------        ----------
Total net rentable square footage (does not include
 residential, land lease, retail or not-in-service properties)                    27,084,126             100.0%
                                                                                 -----------        ----------
                                                                                 -----------        ----------

SCHEDULE OF LEASE EXPIRATIONS: OFFICE PROPERTIES

The following table sets forth a schedule of the lease expirations for the office properties beginning July 1, 1999, assuming that none of the tenants exercises renewal options:

                                                                                          Average Annual
                                                 Percentage Of                            Rent Per Net
                               Net Rentable      Total Leased          Annualized         Rentable          Percentage Of
                               Area Subject      Square Feet           Base Rental        Square Foot       Annual Base
                Number Of      To Expiring       Represented By        Revenue Under      Represented       Rent Under
Year Of         Leases         Leases            Expiring              Expiring           By Expiring       Expiring
Expiration      Expiring (1)   (Sq. Ft.)         Leases (%) (2)        Leases ($)(3)      Leases ($)        Leases (%)
------------------------------------------------------------------------------------------------------------------------------------
1999..........        238         1,033,094              4.8              20,710,575            20.05               5.2

2000..........        436         3,281,927             15.3              59,699,510            18.19              15.0

2001..........        406         2,298,371             10.7              40,607,660            17.67              10.2

2002..........        375         2,624,143             12.2              51,060,129            19.46              12.8

2003..........        314         3,211,580             14.9              58,891,050            18.34              14.8

2004..........        179         1,560,537              7.3              30,467,625            19.52               7.7

2005..........         67         1,136,112              5.3              24,235,117            21.33               6.1

2006..........         42           662,641              3.1              13,191,575            19.91               3.3

2007..........         31         1,086,992              5.1              21,561,795            19.84               5.4

2008..........         33         1,356,580              6.3              22,461,242            16.56               5.7

2009..........         22         1,240,750              5.8              22,842,195            18.41               5.7

2010 and thereafter    33         1,979,931              9.2              32,071,515            16.20               8.1
------------------------------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average           2,176        21,472,658            100.0             397,799,988            18.53             100.0
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------


(1) Includes office tenants only. Excludes leases for amenity, retail, parking and month-to-month office tenants. Some tenants have multiple leases.
(2)  Excludes all space vacant as of June 30, 1999.
(3)  Annualized base rental revenue is based on actual June 1999 billings times
     12. For leases whose rent commences after June 30, 1999, annualized base rental revenue is based on the first month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: OFFICE/FLEX PROPERTIES

The following table sets forth a schedule of the lease expirations for the office/flex properties beginning July 1, 1999, assuming that none of the tenants exercises renewal options:

                                                                                          Average Annual
                                                 Percentage Of                            Rent Per Net
                               Net Rentable      Total Leased          Annualized         Rentable          Percentage Of
                               Area Subject      Square Feet           Base Rental        Square Foot       Annual Base
                Number Of      To Expiring       Represented By        Revenue Under      Represented       Rent Under
Year Of         Leases         Leases            Expiring              Expiring           By Expiring       Expiring
Expiration      Expiring (1)   (Sq. Ft.)         Leases (%) (2)        Leases ($) (3)     Leases ($)        Leases (%)
------------------------------------------------------------------------------------------------------------------------------------
1999..........         43           229,521              6.1               2,262,141             9.86               5.4

2000..........         72           524,939             13.9               5,736,473            10.93              13.6

2001..........         80           549,216             14.6               6,035,657            10.99              14.3

2002..........         84           764,511             20.3               8,123,571            10.63              19.2

2003..........         58           495,293             13.1               5,386,530            10.88              12.7

2004..........         30           245,579              6.5               2,896,790            11.80               6.8

2005..........         20           245,442              6.5               2,776,915            11.31               6.6

2006..........          9           207,225              5.5               3,526,547            17.02               8.3

2007..........          6           113,581              3.0               1,604,334            14.13               3.8

2008..........          3           149,595              4.0                 941,858             6.30               2.2

2009..........          7           117,400              3.1               1,436,620            12.24               3.4

2010 and thereafter     4           126,688              3.4               1,547,049            12.21               3.7
------------------------------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average             416         3,768,990            100.0              42,274,485            11.22             100.0
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------


(1) Includes office/flex tenants only. Excludes leases for amenity, retail, parking and month-to-month office/flex tenants. Some tenants have multiple leases.
(2)  Excludes all space vacant as of June 30, 1999.
(3)  Annualized base rental revenue is based on actual June 1999 billings times
     12. For leases whose rent commences after June 30, 1999, annualized base rental revenue is based on the first month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: INDUSTRIAL/WAREHOUSE PROPERTIES

The following table sets forth a schedule of the lease expirations for the industrial/warehouse properties beginning July 1, 1999, assuming that none of the tenants exercises renewal options:

                                                                                          Average Annual
                                                 Percentage Of                            Rent Per Net
                               Net Rentable      Total Leased          Annualized         Rentable          Percentage Of
                               Area Subject      Square Feet           Base Rental        Square Foot       Annual Base
                Number Of      To Expiring       Represented By        Revenue Under      Represented       Rent Under
Year Of         Leases         Leases            Expiring              Expiring           By Expiring       Expiring
Expiration      Expiring (1)   (Sq. Ft.)         Leases (%) (2)        Leases ($) (3)     Leases ($)        Leases (%)
------------------------------------------------------------------------------------------------------------------------------------
1999..........          3             5,385              1.4                  49,770             9.24               1.4

2000..........          4            20,104              5.3                 236,717            11.77               6.5

2001..........          5            31,547              8.3                 604,027            19.15              16.7

2002..........          2            46,440             12.2                 494,662            10.65              13.6

2003..........          3            91,474             24.1                 431,748             4.72              11.9

2004..........          7           173,520             45.6               1,705,005             9.83              47.0

2009..........          1            11,800              3.1                 106,200             9.00               2.9
------------------------------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average              25           380,270            100.0               3,628,129             9.54             100.0
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

(1) Includes industrial/warehouse tenants only. Excludes leases for amenity, retail, parking and month-to-month industrial/warehouse tenants. Some tenants have multiple leases.
(2)  Excludes all space vacant as of June 30, 1999.
(3)  Annualized base rental revenue is based on actual June 1999 billings times
     12. For leases whose rent commences after June 30, 1999, annualized base rent revenue is based on the first month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, the historical results may differ from those set forth above.


SCHEDULE OF LEASE EXPIRATIONS: STAND-ALONE RETAIL PROPERTIES

The following table sets forth a schedule of the lease expirations for the stand-alone retail properties beginning July 1, 1999, assuming that none of the tenants exercises renewal options:

                                                                                          Average Annual
                                                 Percentage Of                            Rent Per Net
                               Net Rentable      Total Leased          Annualized         Rentable          Percentage Of
                               Area Subject      Square Feet           Base Rental        Square Foot       Annual Base
                Number Of      To Expiring       Represented By        Revenue Under      Represented       Rent Under
Year Of         Leases         Leases            Expiring              Expiring           By Expiring       Expiring
Expiration      Expiring (1)   (Sq. Ft.)         Leases (%)            Leases ($) (2)     Leases ($)               Leases (%)
------------------------------------------------------------------------------------------------------------------------------------
2004..........          1             9,300             53.8                 195,000            20.97              42.4

2012 .........          1             8,000             46.2                 265,000            33.12              57.6
------------------------------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average               2            17,300            100.0                 460,000            26.59             100.0
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

(1)  Includes stand-alone retail property tenants only.
(2)  Annualized base rental revenue is based on actual June 1999 billings times
     12. For leases whose rent commences after June 30, 1999 annualized base rental revenue is based on the first month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

FUNDS FROM OPERATIONS

The Operating Partnership considers funds from operations ("FFO"), after adjustment for straight lining of rents, one measure of REIT performance. Funds from operations is defined as net income (loss) before distribution to preferred unitholders, computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring, other extraordinary and significant non-recurring items, and sales of property, plus real estate-related depreciation and amortization. Funds from operations should not be considered as an alternative to net income as an indication of the Operating Partnership's performance or to cash flows as a measure of liquidity. Funds from operations presented herein is not necessarily comparable to funds from operations presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Operating Partnership's funds from operations is comparable to the funds from operations of real estate companies that use the current definition of the National Association of Real Estate Investment Trusts ("NAREIT"), after the adjustment for straight-lining of rents.

NAREIT's definition of funds from operations indicates that the calculation should be made before any extraordinary item (determined in accordance with GAAP), and before any deduction of significant non-recurring events that materially distort the comparative measurement of the Operating Partnership's performance.

Funds from operations for the three and six month periods ended June 30, 1999 and 1998, as calculated in accordance with NAREIT's definition as published in March 1995 after adjustment for straight-line of rents, are summarized in the following table (IN THOUSANDS):

                                                                Three Months                    Six Months
                                                               Ended June 30,                 Ended June 30,
                                                            1999           1998            1999            1998
--------------------------------------------------------------------------------------------------------------------
Income before non-recurring charges, distributions
   to preferred unitholders and extraordinary item     $   41,779      $   38,170       $   82,592      $   72,020
Add: Real estate-related depreciation and
   amortization (1)                                        22,769          19,211           45,720          35,330
Deduct: Rental income adjustment for
   straight-lining of rents (1)                           (3,833)         (3,142)          (7,378)         (6,345)
--------------------------------------------------------------------------------------------------------------------
Funds from operations, after adjustment
   for straight-lining of rents, before distributions
   to preferred unitholders                            $   60,715      $   54,239       $  120,934      $  101,005
Deduct: Distributions to preferred unitholders            (3,869)         (3,985)          (7,738)         (7,896)
--------------------------------------------------------------------------------------------------------------------
Funds from operations, after adjustment for
   straight-lining of rents, after distributions
   to preferred unitholders                            $   56,846      $   50,254       $  113,196      $   93,109
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Cash flows provided by operating activities                                             $  110,008      $  102,517
Cash flows used in investing activities                                                 $ (90,548)      $(662,104)
Cash flows (used in) provided by financing activities                                   $ (13,750)      $  573,478
--------------------------------------------------------------------------------------------------------------------
Basic weighted average units outstanding (2)               67,173          64,145           67,092          61,055
--------------------------------------------------------------------------------------------------------------------
Diluted weighted average units outstanding (2)             74,104          71,444           74,040          68,425
--------------------------------------------------------------------------------------------------------------------

(1) Includes FFO adjustments related to the Operating Partnership's investments in unconsolidated joint ventures.
(2)  See calculations for the amounts presented in the following reconciliation.

The following schedule reconciles the Operating Partnership's basic weighted average units to the diluted weighted average units presented above:

                                                                Three Months                    Six Months
                                                               Ended June 30,                 Ended June 30,
                                                            1999           1998            1999            1998
-----------------------------------------------------------------------------------------------------------------------
Basic weighted average units:                              67,173          64,145           67,092          61,055
Add: Weighted average preferred units                       6,618           6,818            6,655           6,754
         (after conversion to common units)
Stock options                                                 313             444              293             529
Stock warrants                                                 --              37               --              87
-----------------------------------------------------------------------------------------------------------------------
Diluted weighted average units:                            74,104          71,444           74,040          68,425
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

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

DISRUPTION IN OPERATIONS DUE TO YEAR 2000 PROBLEMS.

GENERAL
The Year 2000 issue is the result of computer programs and embedded chips using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems may be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. We have developed a three-phase Year 2000 project (the "Project") to determine our Year 2000 systems compliance. Phase I was to identify those systems with which we have exposure to Year 2000 issues. Phase II was the development and implementation of action plans to be Year 2000 compliant in all areas. Phase III is the final testing of each major area of exposure to assure compliance. We have identified three major areas critical for successful Year 2000 compliance: (i) our central accounting and operating computer system at our Cranford, New Jersey headquarters and local networks and related systems in our regional offices, (ii) inquiries of our tenants and key vendors as to their Year 2000 readiness and (iii) assessment of our individual buildings as to the Year 2000 readiness of their operating systems. We believe that progress in all such areas is proceeding on schedule and that we will experience no material adverse effect as a result of the Year 2000 issue. There can, however, be no assurance that this will be the case. Set forth below is a more detailed analysis of the Project and its anticipated impact on us.

CENTRAL ACCOUNTING AND OPERATING SYSTEMS
We have completed a review of key computer hardware and software and other equipment, and have modified, upgraded or replaced all identified hardware and equipment in our corporate and regional offices that we believe may be affected by problems associated with Year 2000. Such hardware includes, but is not limited to, desktop and laptop computers, servers, printers, telecopier machines and telephones. We, as part of our routine modernization efforts, have completed necessary upgrades to identified secondary software systems, such as word processing, spreadsheet applications, telephone voicemail systems and computer calendar programs. The software supplier of our accounting system completed its Year 2000 upgrade and supplied us with Year 2000 compliant software at no cost to us. We have substantially completed our internal testing of such software with satisfactory results.

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

PROPERTY COMPLIANCE
Our property managers have completed Phase I of the Project, a building by building survey of all of our properties to determine whether building support systems such as heat, power, light, security, garages and elevators will be affected by the advent of the Year 2000. Most of such systems either are already Year 2000 compliant or contain no computerized parts. Our property managers have completed Phase II of the Project, the development and implementation of action plans to modify, upgrade or replace non-compliant building systems. The compliance testing of these installed building systems is in progress pursuant to Phase III of the Project.

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

WORST CASE EXPOSURE
We are aware that it is generally believed that the Year 2000 problem, if uncorrected, may result in a worldwide economic crisis. We are unable to determine whether such predictions are true or false. However, if such predictions prove true, we assume that all companies (including ours) will experience the effects in one way or another. The most reasonably likely worst case scenario we anticipate in connection with the Year 2000 issue relates to the failure of the upgrade to our accounting system to effectively become Year 2000 compliant. We believe that such an event is most unlikely, but an occurrence of the foregoing might have a material adverse impact on our operations. We cannot currently assess the financial impact of such a worst case scenario.

CONTINGENCY PLANS
We are developing contingency plans to address the Year 2000 non-compliance of
(i) critical building support systems and (ii) our accounting system.

         CRITICAL BUILDING SYSTEMS. We believe that the failure of any of the following critical building support systems due to Year 2000 issues could have a material adverse impact on the performance of an individual building: security systems, elevator systems or fire/life safety systems. We believe that in the event of a Year 2000 related failure in a building security system, we would be able to maintain adequate security at the building through the use of security guards. We believe that in the event of a Year 2000 related failure in a building elevator system, adequate access would exist at most of our buildings through existing stairways. We believe that in the event of a Year 2000 related failure in a building fire/life safety system, our property's management staff would be able to manually operate such system.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Approximately $1.3 billion of the Operating Partnership's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of June 30, 1999 ranged from LIBOR plus 0.65 percent to LIBOR plus 0.90 percent.


JUNE 30, 1999

LONG-TERM DEBT,                                                                                                               FAIR
INCLUDING CURRENT PORTION           1999        2000          2001      2002         2003     THEREAFTER         TOTAL       VALUE
-----------------------------       ----        ----          ----      ----         ----     ----------         -----       -----
Fixed Rate                         $1,503      $8,755   $    7,794   $11,637     $211,151     $1,025,342    $1,266,182  $1,237,813
Average Interest Rate                7.65%       6.77%        7.27%     7.09%       7.31%          7.27%        7.30%

Variable Rate                      $8,000               $  148,600                            $   72,203    $  228,803  $  228,803

                             MACK-CALI REALTY, L.P.


                          PART II -- OTHER INFORMATION



         Item 1.  LEGAL PROCEEDINGS

                  Reference is made to "Other" in Note 13 (Commitments and Contingencies) to the Consolidated Financial Statements, which is specifically incorporated by reference herein.

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

                  Not Applicable.

                             MACK-CALI REALTY, L.P.

                                ITEM 6 - EXHIBITS


(a)  Exhibits.

     The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed:

        Exhibit Number      Exhibit Title
        --------------      -------------

              3.1 Restated Charter of Mack-Cali Realty Corporation dated June 10, 1999, together with Articles Supplementary thereto (filed as Exhibit 3.1 to the General Partner's Form 8-K dated June 10, 1999 as
                            Exhibit 4.2 to the Operating Partnership's Form 8-K dated July 6, 1999 and each incorporated herein by reference).

              3.2 Amended and Restated Bylaws of Mack-Cali Realty Corporation dated June 10, 1999 (filed as Exhibit
                            3.2 to the General Partner's Form 8-K dated June 10, 1999 and incorporated herein by reference).

              3.3 Second Amended and Restated Agreement of Limited Partnership dated December 11, 1997, for Mack-Cali Realty, L.P. (filed as Exhibit 10.110 to the General Partner's Form 8-K dated December 11, 1997 and incorporated herein by reference).

              3.4 Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. (filed as Exhibit 3.1 to the General Partner's and the Operating Partnership's Registration Statement on Form S-3, Registration No. 333-57103, and incorporated herein by reference).

              3.5 Second Amendment to the Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. (filed as Exhibit 10.2 to the Operating Partnership's Form 8-K dated July 6, 1999 and incorporated herein by reference).

              4.1 Shareholder Rights Agreement, dated as of July 6, 1999, between Mack-Cali Realty Corporation and ChaseMellon Shareholder Services, LLC, as Rights Agent (filed as Exhibit 4.1 to the Operating Partnership's Form 8-K dated July 6, 1999 and incorporated herein by reference).

              4.2 Indenture dated as of March 16, 1999, by and among Mack-Cali Realty, L.P., as issuer, Mack-Cali Realty Corporation, as guarantor, and Wilmington Trust Company, as trustee (filed as Exhibit 4.1 to the Operating Partnership's Form 8-K dated March 16, 1999 and incorporated herein by reference).

              4.3 Supplemental Indenture No. 1 dated as of March 16, 1999, by and among Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Operating Partnership's Form 8-K dated March 16, 1999 and incorporated herein by reference).

              4.4 Supplemental Indenture No. 2 dated as of August 2, 1999, by and among Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee.

              10.1 Note Purchase Agreement dated as of August 2, 1999 by and among Mack-Cali Realty, L.P. and Teachers Insurance and Annuity Association of America.

        Exhibit Number      Exhibit Title
        --------------      -------------

              10.2 Amended and Restated Employment Agreement dated as of July 1, 1999 between Mitchell E. Hersh and Mack-Cali Realty Corporation.

              10.3 Second Amended and Restated Employment Agreement dated as of July 1, 1999 between Timothy M. Jones and Mack-Cali Realty Corporation.

              10.4 Amended and Restated Employment Agreement dated as of July 1, 1999 between John R. Cali and Mack-Cali Realty Corporation.

              10.5 Amended and Restated Employment Agreement dated as of July 1, 1999 between Brant Cali and Mack-Cali Realty Corporation.

              10.6 Second Amended and Restated Employment Agreement dated as of July 1, 1999 between Barry Lefkowitz and Mack-Cali Realty Corporation.

              10.7 Second Amended and Restated Employment Agreement dated as of July 1, 1999 between Roger W. Thomas and Mack-Cali Realty Corporation.

              10.8 Restricted Share Award Agreement dated as of July 1, 1999 between Mitchell E. Hersh and Mack-Cali Realty Corporation.

              10.9 Restricted Share Award Agreement dated as of July 1, 1999 between Timothy M. Jones and Mack-Cali Realty Corporation.

              10.10 Restricted Share Award Agreement dated as of July 1, 1999 between John R. Cali and Mack-Cali Realty Corporation.

              10.11 Restricted Share Award Agreement dated as of July 1, 1999 between Brant Cali and Mack-Cali Realty Corporation.

              10.12 Restricted Share Award Agreement dated as of July 1, 1999 between Barry Lefkowitz and Mack-Cali Realty Corporation.

              10.13 Restricted Share Award Agreement dated as of July 1, 1999 between Roger W. Thomas and Mack-Cali Realty Corporation.

              10.14 Purchase and Sale Agreement dated as of April 28, 1999 between AT&T Corp. and Mack-Cali Realty Acquisition Corp.

              10.15 Purchase and Sale Agreement dated as of June 30, 1999 between The Equitable Life Assurance Society of the United States and Mack-Cali Realty Acquisition Corp.

              10.16 Credit Agreement, dated as of December 10, 1997, by and among Cali Realty, L.P. and the other signatories thereto (filed as Exhibit 10.122 to the General Partner's Form 8-K dated December 11, 1997 and incorporated herein by reference).

              10.17 Amendment No. 1 to Revolving Credit Agreement dated July 20, 1998, by and among Mack-Cali Realty, L.P. and The Chase Manhattan Bank, Fleet National Bank and Other Lenders Which May Become Parties Thereto (filed as Exhibit 10.5 to the Operating Partnership's Form 10-K dated December 31, 1998 and incorporated herein by reference).

        Exhibit Number      Exhibit Title
        --------------      -------------

              10.18 Amendment No. 2 to Revolving Credit Agreement dated December 30, 1998, by and among Mack-Cali Realty, L.P. and The Chase Manhattan Bank, Fleet National Bank and Other Lenders Which May Become Parties Thereto (filed as Exhibit 10.6 to the Operating Partnership's Form 10-K dated December 31, 1998 and incorporated herein by reference).

              10.19 Contribution and Exchange Agreement among The MK Contributors, The MK Entities, The Patriot Contributors, The Patriot Entities, Patriot American Management and Leasing Corp., Cali Realty, L.P. and Cali Realty Corporation, dated September 18, 1997 (filed as Exhibit 10.98 to the General Partner's Form 8-K dated September 19, 1997 and incorporated herein by reference).

              10.20 First Amendment to Contribution and Exchange Agreement, dated as of December 11, 1997, by and among the Company and the Mack Group (filed as Exhibit 10.99 to the General Partner's Form 8-K dated December 11, 1997 and incorporated herein by reference).

              27            Financial Data Schedule

(b)  Reports on Form 8-K.

     During the quarter ended June 30, 1999, the Operating Partnership filed a Current Report on Form 8-K dated April 19, 1999.

                             MACK-CALI REALTY, L.P.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Mack-Cali Realty, L.P.
                                       -------------------------------------
                                       (Registrant)
                                       By:  Mack-Cali Realty Corporation,
                                            as its General Partner


Date: August 12, 1999                  /s/ Mitchell E. Hersh
                                       -------------------------------------
                                       Mitchell E. Hersh
                                       Chief Executive Officer


Date: August 12, 1999                  /s/ Barry Lefkowitz
                                       --------------------------------------
                                       Barry Lefkowitz
                                       Executive Vice President &
                                       Chief Financial Officer