Form 10-Q
period 1999-09-30
MACK CALI REALTY L P
filed 1999-11-12
CIK 1067063

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ____________________
Commission file number 333-57103

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

               11 Commerce Drive, Cranford, New Jersey 07016-3501
--------------------------------------------------------------------------------
                     (Address or principal executive office)
                                   (Zip Code)

                                 (908) 272-8000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the
Registrant was required to file such report) YES X NO   and (2) has been
subject to such filing requirements for the past ninety (90) days YES X NO .

                             MACK-CALI REALTY, L.P.

                                    FORM 10-Q

                                      INDEX

PART I        FINANCIAL INFORMATION                                                                       PAGE

              Item 1.    Financial Statements:

                         Consolidated Balance Sheets as of September 30, 1999
                             and December 31, 1998.................................................         4

                         Consolidated Statements of Operations for the three and nine
                             month periods ended September 30, 1999 and 1998.......................         5

                         Consolidated Statement of Changes in Partners' Capital
                             for the nine months ended September 30, 1999..........................         6

                         Consolidated Statements of Cash Flows for the nine months
                             ended September 30, 1999 and 1998.....................................         7

                         Notes to Consolidated Financial Statements................................       8-31

              Item 2.    Management's Discussion and Analysis of Financial Condition
                             and Results of Operations.............................................       32-58

              Item 3.    Quantitative and Qualitative Disclosures about Market Risk................        59

PART II       OTHER INFORMATION AND SIGNATURES

              Item 1.    Legal Proceedings.........................................................        60

              Item 2.    Changes in Securities and Use of Proceeds.................................        60

              Item 3.    Defaults Upon Senior Securities...........................................        60

              Item 4.    Submission of Matters to a Vote of Security Holders.......................        60

              Item 5.    Other Information.........................................................        60

              Item 6.    Exhibits..................................................................       61-63

                         Signatures................................................................        64

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

              The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS, EXCEPT UNIT AMOUNTS)
================================================================================

                                                                            September 30,         December 31,
ASSETS                                                                          1999                  1998
------------------------------------------------------------------------------------------------------------------
Rental property
    Land and leasehold interests                                            $   548,572           $   510,534
    Buildings and improvements                                                2,966,769             2,887,115
    Tenant improvements                                                          98,577                64,464
    Furniture, fixtures and equipment                                             5,865                 5,686
------------------------------------------------------------------------------------------------------------------
                                                                              3,619,783             3,467,799
Less - accumulated depreciation and amortization                               (241,746)             (177,934)
------------------------------------------------------------------------------------------------------------------
    Total rental property                                                     3,378,037             3,289,865
Cash and cash equivalents                                                         1,068                 5,809
Investments in unconsolidated joint ventures                                     95,457                66,508
Unbilled rents receivable                                                        51,356                41,038
Deferred charges and other assets, net                                           60,700                39,020
Restricted cash                                                                   6,184                 6,026
Accounts receivable, net of allowance for doubtful accounts
    of $918 and $670                                                              5,328                 3,928
------------------------------------------------------------------------------------------------------------------

Total assets                                                                $ 3,598,130           $ 3,452,194
==================================================================================================================

LIABILITIES AND PARTNERS' CAPITAL
------------------------------------------------------------------------------------------------------------------
Senior Unsecured Notes                                                      $   782,706           $        --
Revolving credit facilities                                                     249,956               671,600
Mortgages and loans payable                                                     545,567               749,331
Distributions payable                                                            42,488                40,564
Accounts payable and accrued expenses                                            46,359                33,253
Rents received in advance and security deposits                                  31,838                29,980
Accrued interest payable                                                          3,238                 2,246
------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                         1,702,152             1,526,974
------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

PARTNERS' CAPITAL:
    Preferred units, 229,304 and 250,256 units outstanding                      235,200               223,330
    General partner, 58,390,984 and 57,266,137 common units outstanding       1,437,725             1,387,674
    Limited partners, 8,286,464 and 9,086,585 common units outstanding          214,529               305,692
    Unit warrants, 2,000,000 and 2,000,000 outstanding                            8,524                 8,524
------------------------------------------------------------------------------------------------------------------
    Total partners' capital                                                   1,895,978             1,925,220
------------------------------------------------------------------------------------------------------------------

Total liabilities and partners' capital                                     $ 3,598,130           $ 3,452,194
==================================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
================================================================================

                                                                   Three Months Ended                     Nine Months Ended
                                                                      September 30,                         September 30,
REVENUES                                                           1999           1998                  1999           1998
---------------------------------------------------------------------------------------------------------------------------------
Base rents                                                      $ 118,086      $ 112,976             $ 350,665       $ 311,753
Escalations and recoveries from tenants                            14,829         14,182                46,055          36,897
Parking and other                                                   5,112          2,684                12,073           7,502
Equity in earnings of unconsolidated joint ventures                   834            324                 1,462             419
Interest income                                                       159            728                   629           2,187
---------------------------------------------------------------------------------------------------------------------------------
    Total revenues                                                139,020        130,894               410,884         358,758
---------------------------------------------------------------------------------------------------------------------------------

EXPENSES
---------------------------------------------------------------------------------------------------------------------------------
Real estate taxes                                                  14,849         13,488                42,900          35,415
Utilities                                                          11,634         11,300                31,055          28,717
Operating services                                                 16,258         15,807                50,401          44,128
General and administrative                                          5,897          6,118                19,801          18,708
Depreciation and amortization                                      22,967         21,213                67,401          56,537
Interest expense                                                   26,474         23,881                75,793          64,146
Non-recurring charges                                                  --             --                16,458              --
---------------------------------------------------------------------------------------------------------------------------------
    Total expenses                                                 98,079         91,807               303,809         247,651
---------------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                                   40,941         39,087               107,075         111,107
Extraordinary item - loss on early retirement of debt                  --             --                    --          (2,670)
---------------------------------------------------------------------------------------------------------------------------------
Net income                                                         40,941         39,087               107,075         108,437
Preferred unit distributions                                       (3,869)        (4,194)              (11,607)        (12,090)
---------------------------------------------------------------------------------------------------------------------------------

Net income available to common unitholders                      $  37,072      $  34,893             $  95,468       $  96,347
=================================================================================================================================

BASIC EARNINGS PER UNIT:
Income before extraordinary item                                $    0.55      $    0.53             $    1.42       $   1.58
Extraordinary item - loss on early retirement of debt                  --             --                    --          (0.04)
---------------------------------------------------------------------------------------------------------------------------------
Net income                                                      $    0.55      $    0.53             $    1.42       $   1.54
=================================================================================================================================

DILUTED EARNINGS PER UNIT:
Income before extraordinary item                                $    0.55      $    0.53             $    1.42       $   1.57
Extraordinary item - loss on early retirement of debt                  --             --                    --          (0.04)
---------------------------------------------------------------------------------------------------------------------------------
Net income                                                      $    0.55      $    0.53             $    1.42       $   1.53
=================================================================================================================================

Distributions declared per common unit                          $    0.58      $    0.55             $    1.68       $   1.55
---------------------------------------------------------------------------------------------------------------------------------

Basic weighted average units outstanding                           66,893         65,577                67,025          62,580

Diluted weighted average units outstanding                         67,113         65,884                67,294          63,093
---------------------------------------------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (IN THOUSANDS)
================================================================================

                                              General    Limited
                                   Preferred  Partner    Partner     Preferred    General      Limited    Unit
                                     Units     Units      Units     Unitholders   Partner     Partners  Warrants      Total
-------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1999           250      57,266     9,087      $223,330    $1,387,674     $305,692  $8,524    $1,925,220
  Net income                          --          --        --        11,607        83,270       12,198      --       107,075
  Distributions                       --          --        --       (11,607)      (98,426)     (14,137)     --      (124,170)
Conversion of preferred units
  to limited partner units           (21)         --       605       (21,491)           --       21,491      --            --
Redemption of limited partner
  units for shares of common stock    --       1,795    (1,795)           --        52,457      (52,457)     --            --
Issuance of limited partner units     --          --       389            --            --       11,336      --        11,336
Contributions - proceeds from
  stock options exercised             --          47        --            --         1,032           --      --         1,032
Repurchase of general partner units   --        (912)       --            --       (25,000)          --      --       (25,000)
Deferred compensation plan
  for directors                       --          --        --            --            64           --      --            64
Contributions - proceeds from
  dividend reinvestment
  and stock purchase plan             --           1        --            --            32           --      --            32
Issuance of Restricted Stock Awards   --         194        --            --            --           --      --            --
Amortization of stock compensation    --          --        --            --           389           --      --           389
Allocation of net equity              --          --        --        33,361        36,233      (69,594)     --            --
-------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1999        229      58,391     8,286      $235,200    $1,437,725     $214,529  $8,524    $1,895,978
===============================================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
================================================================================

                                                                                 Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES                                                  1999               1998
-------------------------------------------------------------------------------------------------------------------------------
Net income                                                                        $  107,075       $   108,437
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                                    67,401            56,537
     Amortization of deferred financing costs                                          2,413             1,122
     Amortization of stock compensation                                                  389                --
     Equity in earnings of unconsolidated joint ventures                              (1,462)             (419)
     Extraordinary item - loss on early retirement of debt                                --             2,670
Changes in operating assets and liabilities:
     Increase in unbilled rents receivable                                           (10,318)           (9,603)
     Increase in deferred charges and other assets, net                              (17,682)          (15,098)
     Increase in accounts receivable, net                                             (1,400)           (2,584)
     Increase in accounts payable and accrued expenses                                13,106             4,187
     Increase in rents received in advance and security deposits                       1,858             7,705
     Increase (decrease) in accrued interest payable                                     992            (1,162)
-------------------------------------------------------------------------------------------------------------------------------

   Net cash provided by operating activities                                      $  162,372       $   151,792
===============================================================================================================================

CASH FLOWS FROM INVESTING ACTIVITIES
-------------------------------------------------------------------------------------------------------------------------------
Additions to rental property                                                      $ (143,198)      $  (666,513)
Issuance of mortgage note receivable                                                      --           (20,000)
Repayment of mortgage note receivable                                                     --            20,000
Investments in unconsolidated joint ventures                                         (39,626)          (53,908)
Distributions from unconsolidated joint ventures                                      12,008             1,000
(Increase) decrease in restricted cash                                                  (158)            1,167
-------------------------------------------------------------------------------------------------------------------------------

   Net cash used in investing activities                                          $ (170,974)      $  (718,254)
===============================================================================================================================

CASH FLOWS FROM FINANCING ACTIVITIES
-------------------------------------------------------------------------------------------------------------------------------
Proceeds from Senior Unsecured Notes                                              $  782,535                --
Proceeds from revolving credit facilities                                            303,256       $ 1,339,746
Proceeds from mortgages and loans payable                                             45,500           150,000
Repayments of revolving credit facilities                                           (724,900)         (806,258)
Repayments of mortgages and loans payable                                           (249,308)         (270,912)
Redemption of common units                                                                --            (3,163)
Payment of financing costs                                                            (7,039)           (8,347)
Repurchase of general partner units                                                  (25,000)          (20,525)
Net proceeds from common stock offerings                                                  --           284,453
Proceeds from stock options exercised                                                  1,032             5,378
Proceeds from dividend reinvestment and stock purchase plan                               32                --
Payment of distributions                                                            (122,247)          (99,760)
-------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                      $    3,861       $   570,612
===============================================================================================================================

Net (decrease) increase in cash and cash equivalents                              $   (4,741)      $     4,150
Cash and cash equivalents, beginning of period                                    $    5,809       $     2,704
-------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                          $    1,068       $     6,854
===============================================================================================================================


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

The General Partner is a fully integrated, self-administered, self-managed real estate investment trust ("REIT"). The General Partner controls the Operating Partnership as its sole general partner, and owned an 87.6 percent and 86.3 percent common unit interest in the Operating Partnership as of September 30, 1999 and December 31, 1998, respectively.

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

As of September 30, 1999, the Operating Partnership owned or had interests in 256 properties plus developable land (collectively, the "Properties"). The Properties aggregate approximately 28.4 million square feet, and are comprised of 161 office buildings and 82 office/flex buildings totaling approximately 28.0 million square feet (which includes four office buildings and one office/flex building, aggregating 1.0 million square feet, owned by unconsolidated joint ventures in which the Operating Partnership has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, two multi-family residential complexes consisting of 453 units, two stand-alone retail properties and three land leases. The Properties are located in 12 states, primarily in the Northeast, plus the District of Columbia.

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

                    Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

                    Leasehold interests                     Remaining lease term
                    ------------------------------------------------------------
                    Buildings and improvements                     5 to 40 years
                    ------------------------------------------------------------
                    Tenant improvements               The shorter of the term of
                                                the related lease or useful life
                    ------------------------------------------------------------
                    Furniture, fixtures and equipment              5 to 10 years
                    ------------------------------------------------------------

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

DEFERRED
FINANCING COSTS     Costs incurred in obtaining financing are capitalized
                    and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $895 and $468 for the three months ended September 30, 1999 and 1998, respectively, and $2,413 and $1,122 for the nine months ended September 30, 1999 and 1998, respectively.

DEFERRED
LEASING COSTS       Costs incurred in connection with leases are
                    capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease.
                    Certain employees provide leasing services to the Properties and receive compensation based on space leased. The portion of such compensation, which is capitalized and amortized, approximated $690 and $589 for the three months ended
                    September 30, 1999 and 1998, respectively, and $2,091 and
                    $1,825 for the nine months ended September 30, 1999 and 1998, respectively.

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

DISTRIBUTIONS
PAYABLE The distributions payable at September 30, 1999 represents distributions payable to common unitholders of record on October 5, 1999 (66,677,448 common units), and preferred distributions to preferred unitholders (229,304 preferred units) for the third quarter 1999. The third quarter 1999 common unit distribution of $0.58 per common unit (pro-rated for units issued during the quarter), as well as the third quarter preferred unit distribution of $16.875 per preferred unit, were approved by the Board of Directors of the General Partner on September 22, 1999 and paid on October 22, 1999.

UNDERWRITING
COMMISSIONS
AND COSTS           Underwriting commissions and costs incurred in
                    connection with the Corporation's stock offerings and subsequent reinvestment in general partner units are reflected as a reduction of these unit values.

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

3.  ACQUISITIONS/TRANSACTIONS

OPERATING PROPERTY ACQUISITIONS
The Operating Partnership acquired the following operating properties during the nine months ended September 30, 1999:
--------------------------------------------------------------------------------

                                                                                                                      Investment by
Acquisition                                                                                    # of        Rentable     Operating
     Date    Property/Portfolio Name                 Location                                  Bldgs.     Square Feet Partnership(a)
------------------------------------------------------------------------------------------------------------------------------------
OFFICE
3/05/99      Pacifica Portfolio - Phase III (b)      Colorado Springs, El Paso County, CO         2          94,737      $   5,709
7/21/99      1201 Connecticut Avenue, NW             Washington, D.C.                             1         169,549         32,781
------------------------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE PROPERTY ACQUISITIONS:                                                               3         264,286      $  38,490
====================================================================================================================================

The Operating Partnership acquired the following operating properties during the year ended December 31, 1998:

--------------------------------------------------------------------------------

                                                                                                                      Investment by
Acquisition                                                                                       # of     Rentable    Operating
     Date    Property/Portfolio Name                 Location                                  Bldgs.     Square Feet Partnership(a)
------------------------------------------------------------------------------------------------------------------------------------
OFFICE
2/05/98      500 West Putnam Avenue (c)              Greenwich, Fairfield County, CT              1         121,250      $  20,125
2/25/98      10 Mountainview Road                    Upper Saddle River, Bergen County, NJ        1         192,000         24,754
3/12/98      1250 Capital of Texas Highway South     Austin, Travis County, TX                    1         270,703         37,266
3/27/98      Prudential Business Campus (d)          Parsippany, Morris County, NJ                5         703,451        130,437
3/27/98      Pacifica Portfolio- Phase I (b) (e)     Denver & Colorado Springs, CO               10         620,017         74,966
3/30/98      Morris County Financial Center          Parsippany, Morris County, NJ                2         301,940         52,763
5/13/98      3600 South Yosemite                     Denver, Denver County, CO                    1         133,743         13,555
5/22/98      500 College Road East (f)               Princeton, Mercer County, NJ                 1         158,235         21,334
6/01/98      1709 New York Ave./1400 L Street N.W.   Washington, D.C.                             2         325,000         90,385
6/03/98      400 South Colorado Boulevard            Denver, Denver County, CO                    1         125,415         12,147
6/08/98      Pacifica Portfolio - Phase II (b)(e)(g) Denver & Colorado Springs, CO                6         514,427         85,910
7/16/98      4200 Parliament Drive (h)               Lanham, Prince George's County, MD           1         122,000         15,807
9/10/98      40 Richards Avenue (e)                  Norwalk, Fairfield County, CT                1         145,487         19,587
9/15/98      Seven Skyline Drive (i)                 Hawthorne, Westchester County, NY            1         109,000         13,379
------------------------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE PROPERTY ACQUISITIONS:                                                              34       3,842,668      $ 612,415
------------------------------------------------------------------------------------------------------------------------------------

OFFICE/FLEX
1/30/98      McGarvey Portfolio (j)                  Moorestown, Burlington County, NJ           17         748,660      $  47,526
7/14/98      1510 Lancer Road (k)                    Moorestown, Burlington County, NJ            1          88,000          3,700
------------------------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE/FLEX PROPERTY ACQUISITIONS:                                                         18         836,660      $  51,226
------------------------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING PROPERTY ACQUISITIONS:                                                           52       4,679,328      $ 663,641
====================================================================================================================================



PROPERTIES PLACED IN SERVICE
The Operating Partnership placed in service the following properties through the completion of development during the nine months ended September 30, 1999:

--------------------------------------------------------------------------------

                                                                                                                    Investment by
Date Placed                                                                                    # of       Rentable     Operating
 in Service  Property Name                           Location                                  Bldgs.    Square Feet Partnership (a)
------------------------------------------------------------------------------------------------------------------------------------
OFFICE
8/01/99      795 Folsom Street                       San Francisco, San Francisco County, CA      1         183,445       $ 37,321
8/09/99      2115 Linwood Avenue                     Fort Lee, Bergen County, NJ                  1          68,000          8,147
------------------------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE PROPERTIES PLACE IN SERVICE:                                                         2         251,445       $ 45,468
------------------------------------------------------------------------------------------------------------------------------------

OFFICE/FLEX
3/01/99      One Center Court                        Totowa, Passaic County, NJ                   1          38,961       $  2,140
9/17/99      12 Skyline Drive                        Hawthorne, Westchester County, NY            1          47,000          5,023
------------------------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE/FLEX PROPERTIES PLACED IN SERVICE:                                                   2          85,961       $  7,163
------------------------------------------------------------------------------------------------------------------------------------

LAND LEASE
2/01/99      Horizon Center Business Park (l)        Hamilton Township, Mercer County, NJ       N/A       27.7 acres      $  1,007
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LAND LEASE TRANSACTIONS:                                                                            27.7 acres      $  1,007
------------------------------------------------------------------------------------------------------------------------------------

TOTAL PROPERTIES PLACED IN SERVICE:                                                               4         337,406       $ 53,638
====================================================================================================================================

SEE FOOTNOTES TO THESE SCHEDULES ON SUBSEQUENT PAGE.

The Operating Partnership placed in service the following properties through the completion of development or redevelopment during the year ended December 31, 1998:


--------------------------------------------------------------------------------

                                                                                                                      Investment by
Date Placed                                                                                    # of       Rentable      Operating
 in Service  Property Name                           Location                                  Bldgs     Square Feet Partnership (a)
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

-------------------------------------

          1999 REDEVELOPMENT PROPERTIES/DEVELOPABLE LAND TRANSACTIONS
          On February 26, 1999, the Operating Partnership acquired approximately
          2.3 acres of vacant land adjacent to one of the Operating Partnership's operating properties located in San Antonio, Bexar County, Texas for approximately $1,524, which was made available from the Operating Partnership's cash reserves.

          On March 15, 1999, the Operating Partnership entered into a joint venture with SJP 106 Allen Road to form MC-SJP Pinson Development, LLC, which acquired vacant land located in Bernards Township, Somerset County, New Jersey. The venture has commenced construction of a 135,000 square-foot office building on this site. The Operating Partnership provided a construction loan with a total commitment of $22,859 (aggregate borrowings of $10,613 as of September 30, 1999) to the venture. Upon completion of the building, the Operating Partnership's construction loan will convert to an equity interest in the venture. The Operating Partnership accounts for its investment in the joint venture on a consolidated basis.

On May 4, 1999, the Operating Partnership acquired, from an entity whose principals include Timothy M. Jones, Martin S. Berger and Robert F. Weinberg, each of whom are affiliated with the Operating Partnership as the President of the Corporation, a current member of the Board of Directors and a former member of the Board of Directors of the Corporation, approximately 2.5 acres of vacant land in the Stamford Executive Park, located in Stamford, Fairfield County, Connecticut. The Operating Partnership acquired the land for approximately $2,181. $1,681 of the purchase price was funded from the Operating Partnership's cash reserves with an additional $500 due three years from the closing date contingent upon certain conditions per the acquisition contract and subject to interest over the term.

On June 1, 1999, the Operating Partnership acquired 795 Folsom Street, a 183,445 square-foot office building located in San Francisco, San Francisco County, California. The building was acquired for approximately $34,282, which was made available from drawing on one of the Operating Partnership's credit facilities. In August 1999, the Operating Partnership completed redevelopment of the property and placed the office building in service (see "Properties Placed in Service").

On August 31, 1999, the Operating Partnership acquired, from an entity whose principals include Brant Cali, Executive Vice President and Chief Operating Officer of the Corporation and a member of the Board of Directors of the Corporation and certain immediate family of John J. Cali, Chairman of the Board of Directors of the Corporation, approximately 28.1 acres of developable land adjacent to two of the Operating Partnership's operating properties located in Roseland, Essex County, New Jersey for approximately $6,097. The acquisition was funded with cash and the issuance of common units to the seller (see Note
11).

1998 REDEVELOPMENT PROPERTIES/DEVELOPABLE LAND ACQUISITIONS
On January 23, 1998, the Operating Partnership acquired, from an entity whose principals include Timothy M. Jones, Martin S. Berger and Robert F. Weinberg, each of whom are affiliated with the Operating Partnership as the President of the Corporation, a current member of the Board of Directors and a former member of the Board of Directors of the Corporation, approximately 10 acres of vacant land in the Stamford Executive Park, located in Stamford, Fairfield County, Connecticut for approximately $1,341, which was funded from the Operating Partnership's cash reserves. In October 1998, the Operating Partnership completed and placed in service a 40,000 square-foot office/flex property on the acquired land (see "Properties Placed in Service").

On February 2, 1998, the Operating Partnership acquired 2115 Linwood Avenue, a 68,000 square-foot vacant office building located in Fort Lee, Bergen County, New Jersey. The building was acquired for approximately $5,164, which was made available from drawing on one of the Operating Partnership's credit facilities. In August 1999, the Operating Partnership completed redevelopment of the property and placed the office building in service (see "Properties Placed in Service").

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

On December 3, 1998, the Operating Partnership acquired, from an entity whose principals include Timothy M. Jones, Martin S. Berger and Robert F. Weinberg, each of whom are affiliated with the Operating Partnership as the President of the Corporation, a current member of the Board of Directors and a former member of the Board of Directors of the Corporation, approximately 2.7 acres of land located at 12 Skyline Drive, Hawthorne, Westchester County, New York. The Operating Partnership acquired the land for approximately $1,540, which was funded from the Operating Partnership's cash reserves. In September 1999, the Operating Partnership completed and placed in service a 47,000 square-foot office/flex property on the acquired land (see "Properties Placed in Service").

4. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

PRU-BETA 3 (NINE CAMPUS DRIVE)
On March 27, 1998, the Operating Partnership acquired a 50 percent interest in an existing joint venture with The Prudential Insurance Company of America ("Prudential"), known as Pru-Beta 3, which owns and operates Nine Campus Drive, a 156,495 square-foot office building, located in the Prudential Business Campus office complex in Parsippany, Morris County, New Jersey (see Note 3). The Operating Partnership performs management and leasing services for the property owned by the joint venture and recognized $112 and $50 in fees for such services in the nine months ended September 30, 1999 and 1998, respectively.

HPMC (CONTINENTAL GRAND II/SUMMIT RIDGE/LAVA RIDGE)
On April 23, 1998, the Operating Partnership entered into a joint venture agreement with HCG Development, L.L.C. and Summit Partners I, L.L.C. to form HPMC Development Partners, L.P. and, on July 21, 1998, entered into a second joint venture, HPMC Development Partners II, L.P. (formerly known as HPMC Lava Ridge Partners, L.P.), with these same parties. HPMC Development Partners, L.P.'s efforts have focused on two development projects, commonly referred to as Continental Grand II and Summit Ridge. Continental Grand II is a 4.2 acre site located in El Segundo, Los Angeles County, California, acquired by the venture upon which it has commenced construction of a 237,000 square-foot office property. Summit Ridge is a 7.3-acre site located in San Diego, San Diego County, California, acquired by the venture upon which it has commenced construction of a 132,000 square-foot office/flex property. HPMC Development Partners II, L.P. has commenced construction of three two-story buildings aggregating 183,200 square-feet of office space on a 12.1-acre site located in Roseville, Placer County, California and purchased a parcel of land from the City of Daly City, California, for future development into office space, a hotel and other retail establishments. Among other things, the partnership agreements provide for a preferred return on the Operating Partnership's invested capital in each venture, in addition to 50 percent of such venture's profit above the preferred returns, as defined in each agreement.

G&G MARTCO (CONVENTION PLAZA)
On April 30, 1998, the Operating Partnership acquired a 49.9 percent interest in an existing joint venture, known as G&G Martco, which owns Convention Plaza, a 305,618 square-foot office building, located in San Francisco, San Francisco County, California. A portion of its initial investment was financed through the issuance of common units (see Note 11) as well as funds drawn from the Operating Partnership's credit facilities. Subsequently, on June 4, 1999, the Operating Partnership acquired an additional 0.1 percent interest in G&G Martco through the issuance of common units (see Note 11). The Operating Partnership performs management and leasing services for the property owned by the joint venture and recognized $176 and $8 in fees for such services in the nine months ended September 30, 1999 and 1998, respectively.

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

RAMLAND REALTY ASSOCIATES, L.L.C. (ONE RAMLAND ROAD)
On August 20, 1998, the Operating Partnership entered into a joint venture agreement with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C. The venture was formed to own, manage and operate One Ramland Road, a 232,000 square-foot office/flex building plus adjacent developable land, located in Orangeburg, Rockland County, New York. In August 1999, the joint venture completed redevelopment of the property and placed the office/flex building in service. The Operating Partnership holds a 50 percent interest in the joint venture. The Operating Partnership performs management and leasing services for the property owned by the joint venture and recognized $7 and none in fees for such services in the nine months ended September 30, 1999 and 1998, respectively.

ASHFORD LOOP ASSOCIATES L.P. (1001 SOUTH DAIRY ASHFORD/2100 WEST LOOP SOUTH)
On September 18, 1998, the Operating Partnership entered into a joint venture agreement with Prudential to form Ashford Loop Associates L.P. The venture was formed to own, manage and operate 1001 South Dairy Ashford, a 130,000 square-foot office building acquired on September 18, 1998 and 2100 West Loop South, a 168,000 square-foot office building acquired on November 25, 1998, both located in Houston, Harris County, Texas. The Operating Partnership holds a 20 percent interest in the joint venture. The joint venture may be required to pay additional consideration due to earn-out provisions in the acquisition contracts. During the nine months ended September 30, 1999, the venture paid $9,991 ($1,998 representing the Operating Partnership's share) in accordance with the earn-out provisions in the acquisition contracts. The Operating Partnership performs management and leasing services for the properties owned by the joint venture and recognized $96 and none in fees for such services in the nine months ended September 30, 1999 and 1998, respectively.

ARCAP INVESTORS, L.L.C.
On March 18, 1999, the Operating Partnership invested in ARCap Investors, L.L.C., a joint venture with several participants, which was formed to invest in sub-investment grade tranches of commercial mortgage-backed securities ("CMBS"). The Operating Partnership has invested $20,000 in the venture. William L. Mack, a director and equity holder of the Operating Partnership, is a principal of the managing member of the venture. At September 30, 1999, the venture held approximately $232,400 face value of CMBS bonds for an aggregate cost of $132,847.

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the financial position of the unconsolidated joint ventures in which the Operating Partnership had investment interests as of September 30, 1999 and December 31, 1998:

                                                                       September 30, 1999
                                --------------------------------------------------------------------------------------------
                                                                   American
                                                            G&G   Financial    Ramland    Ashford              Combined
                                Pru-Beta 3       HPMC     Martco   Exchange    Realty       Loop      ARCap      Total
----------------------------------------------------------------------------------------------------------------------------
ASSETS:
   Rental property, net          $  22,051     $ 56,671 $ 13,063   $ 10,768   $ 17,590   $ 28,879         --  $ 149,022
   Other assets                      3,193        4,694    3,148        598      2,130        818   $226,677    241,258
----------------------------------------------------------------------------------------------------------------------------
   Total assets                  $  25,244     $ 61,365 $ 16,211   $ 11,366   $ 19,720   $ 29,697  $ 226,677  $ 390,280
============================================================================================================================

LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
   Mortgages and loans payable          --      $31,615 $ 42,963         --         --         --  $ 106,510  $ 181,088
   Other liabilities               $   218        2,841    1,012   $      1   $    606   $    537     24,688     29,903
   Partners'/members' capital       25,026       26,909  (27,764)    11,365     19,114     29,160     95,479    179,289
----------------------------------------------------------------------------------------------------------------------------
   Total liabilities and
    partners'/members' capital     $25,244     $ 61,365 $ 16,211   $ 11,366   $ 19,720   $ 29,697  $ 226,677  $ 390,280
============================================================================================================================
Operating Partnership's net
   investment in unconsolidated
   joint ventures                  $17,148      $22,217 $  8,790   $ 11,414   $  9,931   $  6,176  $  19,781  $  95,457
----------------------------------------------------------------------------------------------------------------------------

                                                                        December 31, 1998
                                --------------------------------------------------------------------------------------------
                                                                   American
                                                            G&G   Financial    Ramland    Ashford             Combined
                                Pru-Beta 3       HPMC     Martco   Exchange    Realty       Loop      ARCap     Total
----------------------------------------------------------------------------------------------------------------------------
ASSETS:
   Rental property, net            $22,711   $ 30,278   $ 11,099   $ 10,621     $8,467   $ 19,166        --   $ 102,342
   Other assets                      3,995      1,097      4,058        389      1,101        378        --      11,018
----------------------------------------------------------------------------------------------------------------------------
   Total assets                    $26,706   $ 31,375   $ 15,157   $ 11,010     $9,568   $ 19,544        --   $ 113,360
============================================================================================================================

LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
   Mortgages and loans payable          --   $    632   $ 39,762         --         --         --        --   $  40,394
   Other liabilities               $   484      3,522      2,096   $     79     $    6   $    509        --       6,696
   Partners'/members' capital       26,222     27,221    (26,701)    10,931      9,562     19,035        --      66,270
----------------------------------------------------------------------------------------------------------------------------
   Total liabilities and
   partners'/members' capital      $26,706   $ 31,375   $ 15,157   $ 11,010     $9,568   $ 19,544        --   $ 113,360
============================================================================================================================
Operating Partnership's net
   investment in unconsolidated
   joint ventures                  $17,980   $ 17,578   $ 10,964   $ 10,983     $4,851   $  4,152        --   $  66,508
----------------------------------------------------------------------------------------------------------------------------

The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Operating Partnership had investment interests during the three and nine month periods ended September 30, 1999 and 1998:

                                                              Three Months Ended September 30, 1999
                                --------------------------------------------------------------------------------------------
                                                                  American
                                                            G&G   Financial   Ramland    Ashford              Combined
                                Pru-Beta 3       HPMC     Martco  Exchange    Realty       Loop        ARCap    Total
----------------------------------------------------------------------------------------------------------------------------
Total revenues                     $1,227          --   $  2,422   $    250     $  580    $   971    $ 3,223   $ 8,673
Operating and other expenses         (389)         --       (814)       (33)      (103)      (597)    (1,201)   (3,137)
Depreciation and amortization        (304)         --       (233)       (24)      (178)      (163)        --      (902)
Interest expense                       --          --       (813)        --         --         --     (1,014)   (1,827)
----------------------------------------------------------------------------------------------------------------------------
Net income                         $  534          --   $    562   $    193     $  299    $   211    $ 1,008   $ 2,807
============================================================================================================================
Operating Partnership's equity in
   earnings of unconsolidated
   joint ventures                  $  228          --   $    124   $    193     $  150    $    42    $    97   $   834
----------------------------------------------------------------------------------------------------------------------------

                                                              Three Months Ended September 30, 1998
                                --------------------------------------------------------------------------------------------
                                                                   American
                                                             G&G   Financial   Ramland    Ashford              Combined
                                Pru-Beta 3       HPMC     Martco   Exchange    Realty        Loop      ARCap     Total
----------------------------------------------------------------------------------------------------------------------------
Total revenues                     $1,159          --     $1,438   $   265          --    $    50         --   $ 2,912
Operating and other expenses         (377)         --       (680)      (31)         --        (24)        --    (1,112)
Depreciation and amortization        (330)         --       (252)       --          --         (9)        --      (591)
Interest expense                       --          --       (787)       --          --         --         --      (787)
----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                  $  452          --     $ (281)  $   234          --    $    17         --   $   422
============================================================================================================================
Operating Partnership's equity in
   earnings (loss) of unconsolidated
   joint ventures                  $  226          --     $ (140)  $   234          --    $     4         --   $   324
----------------------------------------------------------------------------------------------------------------------------

                                                              Nine Months Ended September 30, 1999
                                  ------------------------------------------------------------------------------------------
                                                                    American
                                                            G&G     Financial   Ramland     Ashford             Combined
                                  Pru-Beta 3   HPMC       Martco    Exchange    Realty       Loop      ARCap      Total
----------------------------------------------------------------------------------------------------------------------------
Total revenues                     $3,697         --      $6,572   $  667     $   580     $ 2,959    $ 5,998   $ 20,473
Operating and other expenses       (1,134)        --      (2,204)    (163)       (103)     (1,645)    (3,213)    (8,462)
Depreciation and amortization        (929)        --        (696)     (70)       (178)       (379)        --     (2,252)
Interest expense                       --         --      (2,261)      --          --          --     (1,558)    (3,819)
----------------------------------------------------------------------------------------------------------------------------
Net income                         $1,634         --      $1,411   $  434     $   299     $   935    $ 1,227   $  5,940
============================================================================================================================
Operating Partnership's equity in
   earnings (loss) of unconsolidated
   joint ventures                  $  584         --      $ (153)  $  384     $   150     $   176    $   321   $  1,462
----------------------------------------------------------------------------------------------------------------------------

                                                              Nine Months Ended September 30, 1998
                                  ------------------------------------------------------------------------------------------
                                                                    American
                                                            G&G     Financial   Ramland     Ashford             Combined
                                  Pru-Beta 3   HPMC       Martco    Exchange    Realty       Loop      ARCap      Total
----------------------------------------------------------------------------------------------------------------------------
Total revenues                     $2,294         --      $2,109   $  265          --     $    50        --    $  4,718
Operating and other expenses         (729)        --        (986)     (31)         --         (24)       --      (1,770)
Depreciation and amortization        (674)        --        (387)      --          --          (9)       --      (1,070)
Interest expense                       --         --      (1,292)      --          --          --        --      (1,292)
----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                  $  891         --      $ (556)  $  234          --     $    17        --    $    586
============================================================================================================================
Operating Partnership's equity in
   earnings (loss) of unconsolidated
   joint ventures                  $  458         --      $ (277)  $  234          --     $     4        --    $    419
----------------------------------------------------------------------------------------------------------------------------

5.     DEFERRED CHARGES AND OTHER ASSETS

                                                                 September 30,         December 31,
                                                                     1999                  1998
---------------------------------------------------------------------------------------------------------
   Deferred leasing costs                                         $ 50,836               $ 35,151
   Deferred financing costs                                         17,177                  9,962
---------------------------------------------------------------------------------------------------------
                                                                    68,013                 45,113
   Accumulated amortization                                        (18,009)               (13,527)
---------------------------------------------------------------------------------------------------------
   Deferred charges, net                                            50,004                 31,586
   Prepaid expenses and other assets                                10,696                  7,434
---------------------------------------------------------------------------------------------------------

   Total deferred charges and other assets, net                   $ 60,700               $ 39,020
=========================================================================================================


6.     RESTRICTED CASH

Restricted cash includes security deposits for the Operating Partnership's residential properties and certain commercial properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following:

                                                                 September 30,         December 31,
                                                                     1999                  1998
---------------------------------------------------------------------------------------------------------
         Security deposits                                         $ 6,017                $ 5,696
         Escrow and other reserve funds                                167                    330
---------------------------------------------------------------------------------------------------------
         Total restricted cash                                     $ 6,184                $ 6,026
=========================================================================================================



7.     SENIOR UNSECURED NOTES

On March 16, 1999, the Operating Partnership issued $600,000 of unsecured corporate debt with interest payable semi-annually in arrears. The total proceeds from the issuance (net of selling commissions and discount) of approximately $593,500 were used to pay down outstanding borrowings under the 1998 Unsecured Facility, as defined in Note 8, and to pay off certain mortgage loans. The unsecured corporate debt was issued at a discount of approximately $2,748, which is being amortized over the terms of the respective tranches as an adjustment to interest expense.

On August 2, 1999, the Operating Partnership issued an additional $185,283 of unsecured corporate debt with interest payable monthly. The Operating Partnership used the proceeds to retire the TIAA Mortgage, as defined in Note 9.

The Operating Partnership issued the $785,283 of total unsecured corporate debt ("Senior Unsecured Notes") under a shelf registration statement which was declared effective by the SEC in September 1998. The Senior Unsecured Notes are redeemable at any time at the option of the Operating Partnership, subject to certain conditions including yield maintenance.

A summary of the terms of the Senior Unsecured Notes outstanding as of September 30, 1999 is presented below:

                                                                                         Effective
                                                                        Amount           Rate (1)
---------------------------------------------------------------------------------------------------------
   7.18% Senior Unsecured Notes, due December 31, 2003                  $185,283            7.23%
   7.00% Senior Unsecured Notes, due March 15, 2004                      299,644            7.27%
   7.25% Senior Unsecured Notes, due March 15, 2009                      297,779            7.49%
---------------------------------------------------------------------------------------------------------

   Total Senior Unsecured Notes                                         $782,706            7.34%
=========================================================================================================

(1) Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount on the notes, as applicable.

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

1998 UNSECURED FACILITY
In April 1998, the Operating Partnership repaid in full and terminated the Original Unsecured Facility and obtained a new unsecured revolving credit facility ("1998 Unsecured Facility") with a current borrowing capacity of $1,000,000 from a group of 28 lenders. The interest rate is based on the Operating Partnership's achievement of investment grade unsecured debt ratings and at the Operating Partnership's election, bears interest at either 90 basis points over London Inter-Bank Offered Rate ("LIBOR") or the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points. The interest rate is currently LIBOR (5.40 percent at September 30, 1999) plus 90 basis points. The 1998 Unsecured Facility matures in April 2001.

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

PRUDENTIAL FACILITY
The Operating Partnership has a revolving credit facility ("Prudential Facility") from Prudential Securities Corp. ("PSC") in the amount of $100,000, which currently bears interest at 110 basis points over one-month LIBOR, with a maturity date of September 30, 2000. The Prudential Facility is a recourse liability of the Operating Partnership and is secured by the Operating Partnership's equity interest in Harborside. The Prudential Facility limits the ability of the Operating Partnership to make any distributions during any fiscal quarter in an amount in excess of 100 percent of the Operating Partnership's available funds from operations for the immediately preceding fiscal quarter (except to the extent such excess distributions or dividends are attributable to gains from the sale of the Operating Partnership's assets or are required for the Corporation to maintain its status as a REIT under the Code); provided, however, that the Operating Partnership may make distributions and pay dividends in excess of 100 percent of available funds from operations for the preceding fiscal quarter for not more than three consecutive quarters. In addition to the foregoing, the Prudential Facility limits the liens placed upon the subject property and certain collateral, the use of proceeds from the Prudential Facility, and the maintenance of ownership of the subject property and assets derived from said ownership.

SUMMARY
As of September 30, 1999, the Operating Partnership had outstanding borrowings of $249,956 under its revolving credit facilities (with aggregate borrowing capacity of $1,100,000). The outstanding borrowings were comprised of $249,956 from the 1998 Unsecured Facility, with no outstanding borrowings on its Prudential Facility.

9.       MORTGAGES AND LOANS PAYABLE

                                              September 30,                December 31,
                                                  1999                         1998
---------------------------------------------------------------------------------------------------------
   Portfolio Mortgages                          $150,000                     $335,283
   Property Mortgages                            395,567                      414,048
---------------------------------------------------------------------------------------------------------

   Total Mortgages and Loans Payable            $545,567                     $749,331
=========================================================================================================

PORTFOLIO MORTGAGES
TIAA MORTGAGE
Several of the Property Partnerships had an aggregate $185,283 non-recourse mortgage loan with Teachers Insurance and Annuity Association of America, with interest only payable monthly at a fixed annual rate of 7.18 percent ("TIAA Mortgage"). The TIAA Mortgage was secured and cross-collateralized by 43 properties. The Property Partnerships had the option to convert, without any yield maintenance obligation or prepayment premium, the TIAA Mortgage to unsecured public debt as a result of the achievement of an investment grade credit rating. The TIAA Mortgage was prepayable in whole or in part subject to certain provisions, including yield maintenance.

Using the proceeds from the issuance of $185,283 of unsecured corporate debt on August 2, 1999 (see Note 7), the Property Partnerships repaid in full and retired the TIAA Mortgage.

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

A summary of the Operating Partnership's and Property Partnerships' property mortgages as of September 30, 1999 and December 31, 1998 is as follows:

                                                                                  PRINCIPAL BALANCE AT
                                                                 INTEREST  SEPTEMBER 30,  DECEMBER 31,    DATE OF
PROPERTY NAME                    LENDER                            RATE       1999           1998        MATURITY
-----------------------------------------------------------------------------------------------------------------------------------
Mack-Cali Centre VI              CIGNA                             7.600%     $    --       $29,223        03/31/99
Mack-Cali Airport                CIGNA                             7.600%          --         6,849        03/31/99
Mack-Cali Murray Hill            Horace Mann                       7.850%          --         8,027        05/01/99
Mack-Cali Manhasset              IDA Financing                       TENR       8,000         8,000        12/01/99
201 Commerce Drive               Sun Life Assurance Co.            6.240%       1,075         1,121        09/01/00
3 & 5 Terri Lane                 First Union National Bank         6.220%       4,445         4,476        10/31/00
101 & 225 Executive Drive        Sun Life Assurance Co.            6.270%       2,420         2,553        06/01/01
Mack-Cali Morris Plains          Corestates Bank                   7.510%       2,245         2,292        12/31/01
Harborside Financial Center(1)   Contingent Obligation(1)          6.764%       6,462         6,150        11/04/02
Mack-Cali Willowbrook            CIGNA                             8.670%      10,376        10,918        10/01/03
1717 Route 208, Fair Lawn        Prudential Insurance Co.          8.250%          --        17,586        10/01/03
400 Chestnut Ridge               Prudential Insurance Co.          9.440%      14,581        14,983        07/01/04
Mack-Cali Centre VI              Principal Life Insurance Co.      6.865%      35,000            --        04/01/05
Mack-Cali Bridgewater I          New York Life Ins. Co.            7.000%      23,000        23,000        09/10/05
Mack-Cali Woodbridge II          New York Life Ins. Co.            7.500%      17,500        17,500        09/10/05
Mack-Cali Short Hills            Prudential Insurance Co.          7.740%      26,808        27,696        10/01/05
500 West Putnam Avenue           New York Life Ins. Co.            6.520%      10,952        11,471        10/10/05
Harborside - Plaza I             U.S. West Pension Trust           6.990%      50,740        48,148        01/01/06
Harborside - Plaza II and III    Northwestern Mutual Life Ins.     7.320%      99,260       101,852        01/01/06
Mack-Cali Airport                Allstate Life Insurance Co.       7.050%      10,500            --        04/01/07
Kemble Plaza II                  Mitsubishi Tr & Bk Co.       LIBOR+0.65%      40,025        40,025        01/31/08
Kemble Plaza I                   Mitsubishi Tr & Bk Co.       LIBOR+0.65%      32,178        32,178        01/31/09
-----------------------------------------------------------------------------------------------------------------------------------

Total Property Mortgages                                                     $395,567      $414,048
===================================================================================================================================

(1) As part of the Harborside acquisition in November 1996, a Property Partnership agreed to make payments (with an estimated net present value of approximately $5,252 at acquisition date) to the seller for development rights ("Contingent Obligation") if and when such Property Partnership commences construction on the acquired site during the next several years. However, the agreement provides, among other things, that even if the Property Partnership does not commence construction, the seller may nevertheless require the Property Partnership to acquire these rights during the six-month period after the end of the sixth year. After such period, the seller's option lapses, but any development in years 7 through 30 will require a payment, on an increasing scale, for the development rights. The Property Partnership is currently in the pre-development phase of a long-range plan to develop the Harborside site on multi-property, multi-use basis. On November 2, 1999, the Operating Partnership paid off the Contingent Obligation in full to the seller for the development rights.

INTEREST RATE CONTRACTS
On May 24, 1995, the Operating Partnership entered into an interest rate swap agreement with a commercial bank. The swap agreement fixes the Operating Partnership's one-month LIBOR base to 6.285 percent per annum on a notional amount of $24,000. The swap agreement expired in August 1999.

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

In connection with the issuance of the Senior Unsecured Notes in March 1999, the Operating Partnership entered into and settled forward treasury rate lock agreements. These agreements were settled at a cost of approximately $517, which is being amortized to interest expense over the terms of the respective tranches.

The Operating Partnership is exposed to credit loss in the event of non-performance by the other parties to the interest rate contracts. However, the Operating Partnership does not anticipate non-performance by any of the counterparties. The Operating Partnership is also exposed to market risk from the movement in interest rates pertaining to the forward treasury rate lock agreement.

SCHEDULED PRINCIPAL PAYMENTS
Scheduled principal payments and related weighted average annual interest rates for the Senior Unsecured Notes, revolving credit facilities and mortgages and loans payable as of September 30, 1999 are as follows:

                                                                                                 WEIGHTED AVG.
                                           SCHEDULED          PRINCIPAL                        INTEREST RATE OF
YEAR                                     AMORTIZATION        MATURITIES         TOTAL        FUTURE REPAYMENTS (a)
-----------------------------------------------------------------------------------------------------------------------------------
October through December 1999             $     490         $     8,000    $     8,490               6.22%
2000                                          2,808               5,419          8,227               6.67%
2001                                          3,010             254,168        257,178               6.31%
2002                                          3,201               7,814         11,015               7.02%
2003                                          3,680             192,093        195,773               7.28%
Thereafter                                    4,721           1,092,825      1,097,546               7.22%
-----------------------------------------------------------------------------------------------------------------------------------

Totals/Weighted Average                   $  17,910         $ 1,560,319    $ 1,578,229               7.07%
===================================================================================================================================

Scheduled principal payments during the three and nine month periods ended September 30, 1999 amounted to $805 and $2,621, respectively.

(a) Assumes a weighted average LIBOR rate at September 30, 1999 of 5.38 percent in calculating revolving credit facility and other variable rate debt interest rates.

CASH PAID FOR INTEREST & INTEREST CAPITALIZED
Cash paid for interest for the nine months ended September 30, 1999 and 1998, was $76,902 and $67,550, respectively. Interest capitalized by the Operating Partnership for the nine months ended September 30, 1999 and 1998 was $4,726 and $2,308, respectively.

SUMMARY OF INDEBTEDNESS
As of September 30, 1999, the Operating Partnership's total indebtedness of $1,578,229, (weighted average interest rate of 7.07 percent) was comprised of $330,160 of credit facility borrowings and other variable rate mortgage debt (weighted average rate of 6.21 percent), fixed rate debt of $1,241,607 (weighted average rate of 7.31 percent), and a Contingent Obligation of $6,462.


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

The proceeds of the above offerings were contributed by the Corporation to the Operating Partnership in exchange for common units.

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

For the nine months ended September 30, 1999, the Corporation purchased, for constructive retirement, 911,700 shares of its outstanding common stock for an aggregate cost of approximately $25,000. Concurrent with these purchases, the Corporation sold to the Operating Partnership 911,700 common units for approximately $25,000.

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN
The Corporation filed a registration statement with the SEC for the Corporation's dividend reinvestment and stock purchase plan ("Plan") which was declared effective in February 1999. The Plan commenced on March 1, 1999.

During the nine months ended September 30, 1999, 1,082 shares were issued and proceeds of approximately $32 were received from stock purchases and/or dividend reinvestments under the Plan. The proceeds of the shares issued were contributed by the Corporation to the Operating Partnership in exchange for common units.

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

STOCK OPTION PLANS
In 1994, and as subsequently amended, the Corporation established the Mack-Cali Employee Stock Option Plan ("Employee Plan") and the Mack-Cali Director Stock Option Plan ("Director Plan") under which a total of 5,380,188 shares (subject to adjustment) of the Corporation's common stock have been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director
Plan). Stock options granted under the Employee Plan in 1994 and 1995 become exercisable over a three-year period and those options granted under the Employee Plan in 1996, 1997 and 1998 become exercisable over a five-year period. All stock options granted under the Director Plan become exercisable in one year. All options were granted at the fair market value at the dates of grant and have terms of ten years. As of September 30, 1999 and December 31, 1998, the stock options outstanding had a weighted average remaining contractual life of approximately 7.6 and 8.5 years, respectively.

Information regarding the Corporation's stock option plans is summarized below:

                                                                                            Weighted
                                                                    Shares                   Average
                                                                    Under                   Exercise
                                                                    Options                   Price
-----------------------------------------------------------------------------------------------------------------------------------
         Outstanding at January 1, 1998                           3,287,290                  $31.47
              Granted                                             1,048,620                  $35.90
              Exercised                                           (267,660)                  $20.47
              Lapsed or canceled                                  (128,268)                  $36.61
-----------------------------------------------------------------------------------------------------------------------------------
         Outstanding at December 31, 1998                         3,939,982                  $33.22
              Granted                                                37,000                  $31.63
              Exercised                                            (46,583)                  $22.42
              Lapsed or canceled                                  (517,717)                  $37.10
-----------------------------------------------------------------------------------------------------------------------------------
         Outstanding at September 30, 1999                        3,412,682                  $32.77
===================================================================================================================================
         Options exercisable at December 31, 1998                 1,334,137                  $27.84
         Options exercisable at September 30, 1999                1,749,379                  $29.83
-----------------------------------------------------------------------------------------------------------------------------------
         Available for grant at December 31, 1998                   709,223
         Available for grant at September 30, 1999                  996,347
-----------------------------------------------------------------------------------------------------------------------------------

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

As of September 30, 1999 and December 31, 1998, there were 914,976 Stock Warrants outstanding. As of September 30, 1999 and December 31, 1998, there were 585,989 and 565,991 Stock Warrants exercisable, respectively. No Stock Warrants have been exercised or canceled.

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

During the nine months ended September 30, 1999, 2,284 deferred stock units were earned.

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

The following information presents the Operating Partnership's results for the three and nine month periods ended September 30, 1999 and 1998 in accordance with FASB No. 128.

                                                       Three Months Ended September 30,
                                                 1999                                   1998
                                                 ----                                   ----
                                      Basic EPU        Diluted EPU           Basic EPU         Diluted EPU
-------------------------------------------------------------------------------------------------------------------
Net income                            $37,072           $ 37,072             $ 34,893           $ 34,893
Weighted average units                 66,893             67,113               65,577             65,884
-------------------------------------------------------------------------------------------------------------------
Per Unit                              $  0.55           $   0.55             $   0.53           $   0.53
===================================================================================================================

                                                       Nine Months Ended September 30,
                                                1999                                    1998
                                                ----                                    ----
                                      Basic EPU        Diluted EPU           Basic EPU         Diluted EPU
-------------------------------------------------------------------------------------------------------------------
Net income                            $95,469           $ 95,469             $ 96,347           $ 96,347
Weighted average units                 67,025             67,294               62,580             63,093
-------------------------------------------------------------------------------------------------------------------
Per Unit                              $  1.42           $   1.42             $   1.54           $   1.53
===================================================================================================================

The following schedule reconciles the units used in the basic EPU calculation to the units used in the diluted EPU calculation.

                                              Three Months                             Nine Months
                                           Ended September 30,                     Ended September 30,
                                         1999                1998                1999                1998
-------------------------------------------------------------------------------------------------------------------
Basic EPU Units:                         66,893             65,577              67,025              62,580
    Add:   Stock options                    220                307                 269                 455
           Stock Warrants                    --                 --                  --                  58
-------------------------------------------------------------------------------------------------------------------
Diluted EPU Units:                       67,113             65,884              67,294              63,093
===================================================================================================================

Preferred Units, Contingent Units and Restricted Stock Awards outstanding in 1999 and 1998 were not included in the computation of diluted EPU as such units were anti-dilutive during the period.

Pursuant to the Repurchase Program, during 1998, the Corporation purchased for constructive retirement, 854,700 shares of its outstanding common stock for approximately $25,058. Additionally, during the nine months ended September 30, 1999, the Corporation purchased for constructive retirement, 911,700 shares of its outstanding common stock for approximately $25,000. Concurrent with these purchases, the Corporation sold an equivalent number of common units to the Operating Partnership.

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

During the nine months ended September 30, 1999, 20,952 Series A Preferred Units were converted into 604,675 common units.

As of September 30, 1999, there were 229,304 Preferred Units outstanding (convertible into 6,617,721 common units).

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

On August 31, 1999 in connection with the acquisition of 28.1 acres of developable land located in Roseland, New Jersey, the Operating Partnership issued 121,624 common units, valued at approximately $3,345.

During the nine months ended September 30, 1999, the Operating Partnership redeemed an aggregate of 1,795,289 common units for an equivalent number of shares of common stock in the Corporation.

During the nine months ended September 30, 1999, the Operating Partnership also issued 268,432 common units, valued at approximately $7,974, in connection with the achievement of certain performance goals at the Mack Properties in redemption of an equivalent number of contingent common units.

As of September 30, 1999, there were 8,286,464 common units outstanding.

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

On account of certain of the performance goals at the Mack Properties having been achieved during the nine months ended September 30, 1999, the Company redeemed 268,432 contingent common units and issued an equivalent number of common units, as indicated above. There were no contingent Preferred Units outstanding and 6,614 contingent common units outstanding as of September 30, 1999.

UNIT WARRANTS
The Operating Partnership has 2,000,000 Unit Warrants outstanding. The Unit Warrants are exercisable at $37.80 per common unit and expire on December 11, 2002.

CHANGES IN REDEEMABLE PARTNERSHIP UNITS
The following table sets forth the changes in redeemable partnership units for the year ended December 31, 1998:

                                                                    Limited
                                                         Preferred  Partner     Preferred     Limited
                                                           Units     Units     Unitholders   Partners       Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1998                                  231      6,097   $  272,815   $  249,997    $  522,812
   Net income                                                --         --       10,267        9,260        19,527
   Distributions                                             --         --       (7,896)      (6,827)      (14,723)
   Issuance of units in connection with acquisitions         --      1,735           --       64,628        64,628
   Redemption of units for shares of common stock            --        (22)          --         (848)         (848)
   Redemption of units                                       --        (83)          --       (3,163)       (3,163)
   Issuance of Preferred Units                               17         --       17,943           --        17,943
   Adjustment to reflect preferred unitholders'
     and limited partners' capital at redemption value       --         --      (69,686)     (46,172)     (115,858)
   Reclassification of redeemable partnership units
     as permanent partners' capital                        (248)    (7,727)    (223,443)    (266,875)     (490,318)
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                                 --         --           --           --            --
===================================================================================================================================

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


13.    COMMITMENTS AND CONTINGENCIES

 TAX ABATEMENT AGREEMENTS
   GROVE STREET PROPERTY
   Pursuant to an agreement with the City of Jersey City, New Jersey, as amended, expiring in 2004, one of the Property Partnerships is required to make payments in lieu of property taxes ("PILOT") on its property at 95 Christopher Columbus Drive, Jersey City, Hudson County, New Jersey. Such PILOT, as defined, is $1,267 per annum through May 31, 1999 and $1,584 per annum through May 31, 2004. Such PILOT totaled $1,063 and $950 for the nine months ended September 30, 1999 and 1998, respectively.

   HARBORSIDE FINANCIAL CENTER PROPERTY
   Pursuant to an agreement with the City of Jersey City, New Jersey obtained by the former owner of the Harborside property in 1988 and assumed by one of the Property Partnerships as part of the acquisition of the property in November 1996, the Property Partnerships are required to make PILOT payments on its Harborside property. The agreement, which commenced in 1990, is for a term of 15 years. Such PILOT is equal to two percent of Total Project Costs, as defined, in year one and increases by $75 per annum through year fifteen. Total Project Costs, as defined, are $145,644. Such PILOT totaled $1,955 and $1,920 for the nine months ended September 30, 1999 and 1998, respectively.

GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases, under which the Operating Partnership or Property Partnerships are the lessees as of September 30, 1999, are as follows:

YEAR                                                                                                      AMOUNT
-----------------------------------------------------------------------------------------------------------------------------------
October 1, 1999 to December 31, 1999                                                                    $    106
2000                                                                                                         425
2001                                                                                                         427
2002                                                                                                         427
2003                                                                                                         427
Thereafter                                                                                                21,934
-----------------------------------------------------------------------------------------------------------------------------------

Total                                                                                                    $23,746
===================================================================================================================================

Grounds lease payments incurred during the three and nine month periods ended September 30, 1999 amounted to $106 and $316, respectively.

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

Pursuant to the terms of Mr. Rizk's employment agreement entered into with the Corporation in December 1997 and an agreement entered into simultaneous with his resigning from the Corporation, Mr. Rizk received a payment of approximately $14,490 in April 1999 and will receive $500 annually over the next three years. All costs associated with Mr. Rizk's resignation are included in non-recurring charges for the nine months ended September 30, 1999.

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

Selected results of operations for the three and nine month periods ended September 30, 1999 and 1998 and selected asset information as of September 30, 1999 and December 31, 1998 regarding the Operating Partnership's operating segment are as follows:

                                                          Total            Corporate &             Total
                                                         Segment            Other (e)      Operating Partnership
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL CONTRACT REVENUES (a):
Three months ended:
     September 30, 1999                               $   135,350          $      595         $   135,945  (f)
     September 30, 1998                                   126,355               1,185             127,540  (g)
Nine months ended:
     September 30, 1999                               $   399,469          $      961         $   400,430  (h)
     September 30, 1998                                   344,834               4,224             349,058  (i)

TOTAL OPERATING AND INTEREST EXPENSES (b):
Three months ended:
     September 30, 1999                               $    46,130          $   28,982         $    75,112
     September 30, 1998                                    43,857              26,737              70,594
Nine months ended:
     September 30, 1999                               $   117,395          $  119,013         $   236,408
     September 30, 1998                                   115,554              75,560             191,114

NET OPERATING INCOME (c):
Three months ended:
     September 30, 1999                               $    89,220          $  (28,387)        $    60,833  (f)
     September 30, 1998                                    82,498             (25,552)             56,946  (g)
Nine months ended:
     September 30, 1999                               $   282,074          $ (118,052)        $   164,022  (h)
     September 30, 1998                                   229,280             (71,336)            157,944  (i)

TOTAL ASSETS:
     September 30, 1999                               $ 3,562,356          $   35,774         $ 3,598,130
     December 31, 1998                                  3,430,865              21,329           3,452,194

TOTAL LONG-LIVED ASSETS (d):
     September 30, 1999                               $ 3,501,184          $   23,666         $ 3,524,850
     December 31, 1998                                  3,393,313               4,098           3,397,411
-----------------------------------------------------------------------------------------------------------------------------------

(a) Total contract revenues represents all revenues during the period (including the Operating Partnership's share of net income from unconsolidated joint ventures), excluding adjustments for straight-lining of rents and the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures. All interest income is excluded from the segment amounts and is classified in Corporate and Other for all periods.
(b) Total operating and interest expenses represents the sum of real estate taxes, utilities, operating services, general and administrative and interest expense. All interest expense (including for property-level mortgages) is excluded from the segment amounts and is classified in Corporate and Other for all periods.
(c)  Net operating income represents total contract revenues [as defined in Note
     (a)] less total operating and interest expenses [as defined in Note (b)] for the period.
(d) Long-lived assets are comprised of total rental property, unbilled rents receivable and investments in unconsolidated joint ventures.
(e) Corporate & Other represents all corporate-level items (including interest and other investment income, interest expense and non-property general and administrative expense) as well as intercompany eliminations necessary to reconcile to consolidated Operating Partnership totals.
(f) Excludes $2,920 of adjustments for straight lining of rents and $155 for the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures.
(g) Excludes $3,264 of adjustments for straight lining of rents and $90 for the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures.
(h) Excludes $10,343 of adjustments for straight lining of rents and $111 for the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures.
(i) Excludes $9,604 of adjustments for straight lining of rents and $96 for the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures.

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


17.    PRO FORMA FINANCIAL INFORMATION

The following pro forma financial information for the nine months ended September 30, 1999 and 1998 are presented as if all acquisitions and common stock offerings (if any) completed during the nine months ended September 30, 1999 and the year ended December 31, 1998 had occurred on January 1, 1998. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made.

This pro forma financial information is not necessarily indicative of what the actual results of operations of the Operating Partnership would have been assuming such transactions had been completed as of January 1, 1998, nor do they represent the results of operations of future periods.

                                                                           Nine Months
                                                                       Ended September 30,
                                                                    1999               1998
------------------------------------------------------------------------------------------------------------------------------------
Total revenues                                                  $  413,439          $  390,737
Operating and other expenses                                       125,093             117,079
General and administrative                                          19,855              20,129
Depreciation and amortization                                       67,745              61,373
Interest expense                                                    77,391              79,732
Non-recurring charges                                               16,458                  --
------------------------------------------------------------------------------------------------------------------------------------
Income before preferred unit distributions                         106,897             112,424
Preferred units distributions                                      (11,607)            (12,090)
------------------------------------------------------------------------------------------------------------------------------------

Income available to common unitholders                          $   95,290          $  100,334
====================================================================================================================================

Basic earnings per common unit                                  $     1.42          $     1.52
Diluted earnings per common unit                                $     1.42          $     1.51
------------------------------------------------------------------------------------------------------------------------------------
Basic weighted average units outstanding                            67,025              65,849
Diluted weighted average units outstanding                          67,294              66,363
------------------------------------------------------------------------------------------------------------------------------------

                     MACK-CALI REALTY, L.P. AND SUBSIDIARIES


 M A N A G E M E N T'S   D I S C U S S I O N   A N D   A N A L Y S I S   O F
   F I N A N C I A L    C O N D I T I O N    A N D    R E S U L T S    O F
                              O P E R A T I O N S

The following discussion should be read in conjunction with the Consolidated Financial Statements of Mack-Cali Realty, L.P. and subsidiaries and the notes thereto. Certain defined terms used herein have the meaning ascribed to them in the Consolidated Financial Statements.

The following comparisons for the three and nine month periods ended September 30, 1999 ("1999"), as compared to the three and nine month periods ended September 30, 1998 ("1998") make reference to the following: (i) the effect of the "Same-Store Properties," which represents all in-service properties owned by the Operating Partnership at June 30, 1998 (for the three-month period comparisons), and which represents all in-service properties owned by the Operating Partnership at December 31, 1997 (for the nine-month period comparisons) and (ii) the effect of the "Acquired Properties," which represents all properties acquired or placed in service by the Operating Partnership from July 1, 1998 through September 30, 1999 (for the three-month period comparisons), and which represents all properties acquired or placed in service by the Operating Partnership from January 1, 1998 through September 30, 1999 (for the nine-month period comparisons).

      THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED
                               SEPTEMBER 30, 1998

                                                      Quarter Ended
                                                      September 30,               Dollar             Percent
(IN THOUSANDS)                                   1999              1998           Change           Change (%)
-----------------------------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                                   $118,086          $112,976           $5,110               4.5%
Escalations and recoveries from tenants        14,829            14,182              647               4.6
Parking and other                               5,112             2,684            2,428              90.5
-----------------------------------------------------------------------------------------------------------------------------------
   Sub-total                                  138,027           129,842            8,185               6.3

Equity in earnings of
   unconsolidated joint ventures                  834               324              510             157.4
Interest income                                   159               728             (569)            (78.2)
-----------------------------------------------------------------------------------------------------------------------------------
   Total revenues                             139,020           130,894            8,126               6.2
-----------------------------------------------------------------------------------------------------------------------------------

PROPERTY EXPENSES:
Real estate taxes                              14,849            13,488            1,361              10.1
Utilities                                      11,634            11,300              334               3.0
Operating services                             16,258            15,807              451               2.9
-----------------------------------------------------------------------------------------------------------------------------------
   Sub-total                                   42,741            40,595            2,146               5.3

General and administrative                      5,897             6,118             (221)             (3.6)
Depreciation and amortization                  22,967            21,213            1,754               8.3
Interest expense                               26,474            23,881            2,593              10.9
-----------------------------------------------------------------------------------------------------------------------------------
   Total expenses                              98,079            91,807            6,272               6.8
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                     40,941            39,087            1,854               4.7
Preferred unit distribution                    (3,869)           (4,194)             325              (7.7)
-----------------------------------------------------------------------------------------------------------------------------------
Net income available to
   common unitholders                         $37,072           $34,893           $2,179               6.2%
===================================================================================================================================

The following is a summary of the changes in revenue from rental operations and property expenses divided into Acquired Properties and Same-Store Properties (in thousands).

                                                      Total                  Acquired               Same-Store
                                              Operating Partnership         Properties              Properties
                                              ---------------------      ----------------        -----------------
                                                Dollar    Percent        Dollar   Percent        Dollar    Percent
                                                Change    Change         Change   Change         Change    Change
-----------------------------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                                       $5,110      4.5%         $3,124     2.8%         $1,986     1.7%
Escalations and recoveries from tenants             647      4.6             208     1.5             439     3.1
Parking and other                                 2,428     90.5              65     2.4           2,363    88.1
-----------------------------------------------------------------------------------------------------------------------------------
   Total                                         $8,185      6.3%         $3,397     2.6%         $4,788     3.7%
===================================================================================================================================

PROPERTY EXPENSES:
Real estate taxes                                $1,361     10.1%           $430     3.2%           $931     6.9%
Utilities                                           334      3.0             337     3.0             (3)     0.0
Operating services                                  451      2.9             600     3.8           (149)    (0.9)
-----------------------------------------------------------------------------------------------------------------------------------
   Total                                         $2,146      5.3%         $1,367     3.4%           $779     1.9%
===================================================================================================================================

OTHER DATA:
Number of wholly-owned properties                   251                       12                     239
Square feet (in thousands)                       27,369                    1,090                  26,279

Base rents for the Same-Store Properties increased $2.0 million, or 1.7 percent, for 1999 as compared to 1998, due primarily to rental rate increases in 1999. Escalations and recoveries from tenants for the Same-Store Properties increased $0.4 million, or 3.1 percent, for 1999 over 1998, due to the recovery of an increased amount of total property expenses, as well as additional settle-up billings in 1999. Parking and other income for the Same-Store Properties increased $2.4 million, or 88.1 percent, which is primarily attributable to lease termination fees received in 1999.

Real estate taxes on the Same-Store Properties increased $0.9 million, or 6.9 percent, for 1999 as compared to 1998, due primarily to property tax rate increases in certain municipalities in 1999. Utilities for the Operating Partnership increased $0.3 million, or 3.0 percent, for 1999 as compared to 1998, due substantially to the Acquired Properties. Operating services for the Same-Store Properties decreased $0.1 million, or 0.9 percent, due primarily to a reduction in maintenance costs incurred.

Equity in earnings of unconsolidated joint ventures increased $0.5 million in 1999 as compared to 1998. This is due to additional joint ventures being entered into by the Operating Partnership (see Note 4 to the Financial Statements).

Interest income decreased by approximately $0.6 million, or 78.2 percent, for 1999 as compared to 1998. This decrease was due primarily to repayment by a borrower of a mortgage note receivable in 1998 with no interest income from mortgage note receivables in 1999.

General and administrative decreased by $0.2 million, or 3.6 percent for 1999 as compared to 1998. This decrease is due primarily to decreased payroll and related costs in 1999.

Depreciation and amortization increased by $1.8 million, or 8.3 percent, for 1999 over 1998. Of this increase, $0.7 million, or 3.1 percent, is attributable to the Acquired Properties, and $1.1 million, or 5.2 percent, is due to the Same-Store Properties.

Interest expense increased $2.6 million, or 10.9 percent, for 1999 as compared to 1998. This increase is due primarily to the replacement in 1999 of short-term credit facility borrowings with long-term fixed rate unsecured debt and net additional drawings from the Operating Partnership's revolving credit facilities generally as a result of Operating Partnership acquisitions in 1998. These increases were partially offset by the reduction in spread over LIBOR due to the 1998 Unsecured Facility signed in April 1998 and the achievement by the Operating Partnership of investment grade credit ratings in November 1998.

Net income available to common unitholders increased to $37.1 million in 1999 from $34.9 million in 1998. The increase of $2.2 million is due to the factors discussed above. Additionally, there were preferred dividends of $3.9 million in 1999 and $4.2 million in 1998.


       NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED
                               SEPTEMBER 30, 1998

                                                    Nine Months Ended
                                                      September 30,               Dollar             Percent
(IN THOUSANDS)                                   1999              1998           Change           Change (%)
-----------------------------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                                  $  350,665         $  311,753        $ 38,912             12.5%
Escalations and recoveries from tenants         46,055             36,897           9,158             24.8
Parking and other                               12,073              7,502           4,571             60.9
-----------------------------------------------------------------------------------------------------------------------------------
   Sub-total                                   408,793            356,152          52,641             14.8

Equity in earnings of
   unconsolidated joint ventures                 1,462                419           1,043            248.9
Interest income                                    629              2,187          (1,558)           (71.2)
-----------------------------------------------------------------------------------------------------------------------------------
   Total revenues                              410,884            358,758          52,126             14.5
-----------------------------------------------------------------------------------------------------------------------------------

PROPERTY EXPENSES:
Real estate taxes                               42,900             35,415           7,485             21.1
Utilities                                       31,055             28,717           2,338              8.1
Operating services                              50,401             44,128           6,273             14.2
-----------------------------------------------------------------------------------------------------------------------------------
   Sub-total                                   124,356            108,260          16,096             14.9

General and administrative                      19,801             18,708           1,093              5.8
Depreciation and amortization                   67,401             56,537          10,864             19.2
Interest expense                                75,793             64,146          11,647             18.2
Non-recurring charges                           16,458                 --          16,458               --
-----------------------------------------------------------------------------------------------------------------------------------
   Total expenses                              303,809            247,651          56,158             22.7
-----------------------------------------------------------------------------------------------------------------------------------

Income before extraordinary item               107,075            111,107          (4,032)            (3.6)
Extraordinary item - loss on early
   retirement of debt                               --             (2,670)          2,670           (100.0)
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                     107,075            108,437          (1,362)            (1.3)
Preferred unit distribution                    (11,607)           (12,090)            483             (4.0)
-----------------------------------------------------------------------------------------------------------------------------------

Net income available to
   common unitholders                       $   95,468         $   96,347        $   (879)         $  (0.9)%
===================================================================================================================================

The following is a summary of the changes in revenue from rental operations and property expenses divided into Acquired Properties and Same-Store Properties (in thousands).

                                                      Total                  Acquired               Same-Store
                                              Operating Partnership         Properties              Properties
                                              ---------------------      ----------------        -----------------
                                                Dollar    Percent        Dollar   Percent        Dollar    Percent
                                                Change    Change         Change   Change         Change    Change
-----------------------------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                                      $38,912     12.5%        $29,395     9.4%        $ 9,517     3.1%
Escalations and recoveries from tenants           9,158     24.8           5,042    13.7           4,116    11.1
Parking and other                                 4,571     60.9           2,074    27.6           2,497    33.3
-----------------------------------------------------------------------------------------------------------------------------------
   Total                                        $52,641     14.8%        $36,511    10.3%        $16,130     4.5%
===================================================================================================================================

PROPERTY EXPENSES:
Real estate taxes                               $ 7,485     21.1%        $ 5,580    15.7%        $ 1,905     5.4%
Utilities                                         2,338      8.1           2,415     8.4            (77)    (0.3)
Operating services                                6,273     14.2           5,742    13.0             531     1.2
-----------------------------------------------------------------------------------------------------------------------------------
   Total                                        $16,096     14.9%        $13,737    12.7%        $ 2,359     2.2%
===================================================================================================================================

OTHER DATA:
Number of wholly-owned properties                   251                       62                     189
Square feet (in thousands)                       27,369                    5,404                  21,965



Base rents for the Same-Store Properties increased $9.5 million, or 3.1 percent, for 1999 as compared to 1998, due primarily to rental rate increases in 1999. Escalations and recoveries from tenants for the Same-Store Properties increased $4.1 million, or 11.1 percent, for 1999 over 1998, due to the recovery of an increased amount of total property expenses, as well as additional settle-up billings in 1999. Parking and other income for the Same-Store Properties increased $2.5 million, or 33.3 percent, which is primarily attributable to lease termination fees received in 1999.

Real estate taxes on the Same-Store Properties increased $1.9 million, or 5.4 percent, for 1999 as compared to 1998, due primarily to property tax rate increases in certain municipalities in 1999. Utilities for the Same-Store Properties decreased $0.1 million, or 0.3 percent, for 1999 as compared to 1998, due primarily to decreased electric rates and usage in 1999. Operating services for the Same-Store Properties increased $0.5 million, or 1.2 percent, due primarily to increased snow removal costs incurred at the Same-Store Properties in 1999.

Equity in earnings of unconsolidated joint ventures increased $1.0 million in 1999 as compared to 1998. This is due to additional joint ventures being entered into by the Operating Partnership (see Note 4 to the Financial Statements).

Interest income decreased by approximately $1.6 million, or 71.2 percent, for 1999 as compared to 1998. This decrease was due primarily to repayment by a borrower of a mortgage note receivable in 1998 with no interest income from mortgage note receivables in 1999.

General and administrative increased by $1.1 million, or 5.8 percent for 1999 as compared to 1998. This increase is due primarily to an increase in payroll and related costs and professional fees as a result of the Operating Partnership's expansion in 1998.

Depreciation and amortization increased by $10.9 million, or 19.2 percent, for 1999 over 1998. Of this increase, $7.1 million, or 12.5 percent, is attributable to the Acquired Properties, and $3.8 million, or 6.7 percent, is due to the Same-Store Properties.

Interest expense increased $11.6 million, or 18.2 percent, for 1999 as compared to 1998. This increase is due primarily to the replacement in 1999 of short-term credit facility borrowings with long-term fixed rate unsecured debt and net additional drawings from the Operating Partnership's revolving credit facilities generally as a result of Operating Partnership acquisitions in 1998. These increases were partially offset by a reduction in LIBOR in 1999, the reduction in spread over LIBOR due to the 1998 Unsecured Facility signed in April 1998 and the achievement by the Operating Partnership of investment grade credit ratings in November 1998.

Non-recurring charges of $16.5 million were incurred in 1999, as a result of the resignation of Thomas A. Rizk (see Note 13 to the Financial Statements).

Net income available to common unitholders decreased to $95.5 million in 1999 from $96.3 million in 1998. The decrease of $0.8 million is due to the factors discussed above, partially offset by an extraordinary item of $2.7 million in 1998. Additionally, there were preferred dividends of $11.6 million in 1999 and $12.1 million in 1998.

LIQUIDITY AND CAPITAL RESOURCES

STATEMENT OF CASH FLOWS
During the nine months ended September 30, 1999, the Operating Partnership generated $162.4 million in cash flows from operating activities, and together with $1.1 billion in borrowings from the Operating Partnership's revolving credit facilities, the issuance of unsecured notes and funds from additional mortgage debt, $12.0 million in distributions received from unconsolidated joint ventures, $1.0 million in proceeds from stock options exercised, and $4.7 million from cash and cash equivalents, used an aggregate of approximately $1.3 billion to acquire properties and land parcels and pay for other tenant and building improvements totaling $143.2 million, repay outstanding borrowings on its revolving credit facilities and other mortgage debt of $974.2 million, pay quarterly distributions of $122.2 million, invest $39.6 million in unconsolidated joint ventures, repurchase 911,700 shares of the Corporation's outstanding common stock for $25.0 million, pay deferred financing costs of $7.0 million and add $0.2 million to restricted cash.

CAPITALIZATION
During the nine months ended September 30, 1999, in conjunction with the redemption of certain of the contingent units issued in the Mack Transaction, the Operating Partnership issued a total of 268,432 common units with a total value of approximately $8.0 million at time of issuance.

In August 1998, the Board of Directors of the Corporation authorized a share repurchase program under which the Corporation was permitted to purchase up to $100.0 million of the Corporation's outstanding common stock. Purchases could be made from time to time in open market transactions at prevailing prices or through privately negotiated transactions. Subsequently, through September 30, 1999, the Corporation purchased for constructive retirement, 1,766,400 shares of its outstanding common stock for an aggregate cost of approximately $50.1 million. Concurrent with these purchases, the Corporation sold to the Operating Partnership 1,766,400 common units for approximately $50.1 million.

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

As of September 30, 1999, the Operating Partnership's total indebtedness of $1.6 billion (weighted average interest rate of 7.07 percent) was comprised of $330.2 million of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 6.21 percent), fixed rate debt of $1.2 billion (weighted average rate of 7.31 percent), and a Contingent Obligation of $6.5 million.

As of September 30, 1999, the Operating Partnership had outstanding borrowings of $250.0 million under its revolving credit facilities (with aggregate borrowing capacity of $1.1 billion). The outstanding borrowings were comprised of $250.0 million from the 1998 Unsecured Facility, with no outstanding borrowings on the Prudential Facility. The 1998 Unsecured Facility, with 28 lender banks, carries an interest rate, at the Operating Partnership's election, of either 90 basis points over LIBOR or the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points and matures in April 2001. The interest rate is currently LIBOR plus 90 basis points. The Prudential Facility carries an interest rate of 110 basis points over LIBOR and matures in September 2000.

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

As of September 30, 1999, the Operating Partnership had 218 unencumbered properties, totaling 20.2 million square feet, representing 74.0 percent of the Operating Partnership's total portfolio on a square footage basis. The Operating Partnership is currently reviewing its option to convert the $150.0 Million Prudential Mortgage Loan, encumbering 12 properties aggregating 2.4 million square feet, to unsecured corporate debt.

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

The Operating Partnership expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operating activities, along with the 1998 Unsecured Facility and the Prudential Facility. The Operating Partnership is frequently examining potential property acquisitions and construction projects and, at any given time, one or more of such acquisitions or construction projects may be under consideration. Accordingly, the ability to fund property acquisitions and construction projects is a major part of the Operating Partnership's financing requirements. The Operating Partnership expects to meet its financing requirements through funds generated from operating activities, long-term or short-term borrowings (including draws on the Operating Partnership's revolving credit facilities) and the issuance of additional debt or equity securities. In addition, the Operating Partnership anticipates utilizing the 1998 Unsecured Facility and the Prudential Facility primarily to fund property acquisitions and construction projects.

As of quarter end, the Operating Partnership's total debt had a weighted average term to maturity of 5.5 years. The Operating Partnership does not intend to reserve funds to retire its unsecured corporate debt, Harborside mortgages, $150.0 Million Prudential Mortgage Loan, its other property mortgages or other long-term mortgages and loans payable upon maturity. Instead, the Operating Partnership will seek to refinance such debt at maturity or retire such debt through the issuance of additional debt or equity securities. The Operating Partnership is reviewing various refinancing options, including the issuance of additional unsecured corporate debt, preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during 1999. The Operating Partnership anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Operating Partnership's capital and liquidity needs both in the short and long-term. However, if these sources of funds are insufficient or unavailable, the Operating Partnership's ability to make the expected distributions discussed below may be adversely affected.

To maintain its qualification as a REIT, the Corporation must make annual distributions to its stockholders of at least 95 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. The Corporation currently relies on the distributions it receives from the Operating Partnership to make its distributions to its stockholders. Moreover, the Operating Partnership intends to continue to make regular quarterly distributions to its unitholders which, based upon current policy, in the aggregate would equal approximately $135.5 million on an annualized basis. However, any such distribution would only be paid out of available cash after meeting operating requirements, scheduled debt service on mortgages and loans payable, and preferred unit distributions.

SIGNIFICANT TENANTS

The following table sets out a schedule of the Operating Partnership's 20 largest tenants, for the Operating Partnership's wholly-owned properties as of September 30, 1999, based upon annualized base rents:


                                                                     Percentage of                    Percentage of
                                                 Annualized      Operating Partnership   Square           Total            Year of
                                  Number of      Base Rental        Annualized Base       Feet    Operating Partnership     Lease
                                 Properties    Revenue ($)(1)     Rental Revenue (%)     Leased     Leased Sq.Ft. (%)    Expiration
------------------------------------------------------------------------------------------------------------------------------------
AT&T Corporation                     6            15,433,136             3.4           1,034,779         4.0              2009 (2)
Donaldson, Lufkin &
  Jenrette Securities Corp.          2            11,713,357             2.6             543,282         2.1              2009 (3)
AT&T Wireless Services               2             8,199,960             1.8             382,030         1.5              2007 (4)
International Business
  Machines Corporation               5             7,522,499             1.7             390,370         1.5              2007 (5)
Allstate Insurance Company          10             6,377,507             1.4             293,820         1.1              2009 (6)
Prentice-Hall Inc.                   1             5,794,893             1.3             474,801         1.8              2014
Nabisco Inc.                         2             5,467,178             1.2             300,378         1.2              2000
Toys 'R' US - NJ, Inc.               1             5,342,672             1.2             242,518         0.9              2012
American Institute of Certified
 Public Accountants                  1             4,981,357             1.1             249,768         1.0              2012
CMP Media Inc.                       1             4,826,107             1.1             206,274         0.8              2014
Board of Gov./Federal Reserve        1             4,605,091             1.0             117,008         0.5              2009 (7)
Dean Witter Trust Company            1             4,319,507             0.9             221,019         0.9              2008
Winston & Strawn                     1             4,214,885             0.9             108,100         0.4              2003
KPMG Peat Marwick, LLP               2             3,824,080             0.8             161,760         0.6              2007 (8)
Rent Net Inc.                        1             3,701,763             0.8              94,917         0.4              2006
Bank of Tokyo - Mitsubishi Ltd.      1             3,378,924             0.7             137,076         0.5              2009
Telerate Systems, Inc.               1             3,340,823             0.7             179,286         0.7              2006 (9)
Bankers Trust Harborside Inc.        1             3,272,500             0.7             385,000         1.5              2003
Dean Witter Reynolds Inc.            4             3,185,372             0.7             137,181         0.5              2008(10)
Deloitte & Touche USA LLP            1             3,162,933             0.7             118,864         0.5              2000
------------------------------------------------------------------------------------------------------------------------------------
Totals                              45           112,664,544            24.7           5,778,231        22.4
====================================================================================================================================

(1) Annualized base rental revenue is based on actual September 1999 billings times 12. For leases whose rent commences after September 30, 1999, annualized base rental revenue is based on the first month's billing times
     12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(2) 39,183 square feet expire February 2000; 66,268 square feet expire December 2000; 3,950 square feet expire August 2002; 63,278 square feet expire May 2004; 475,100 square feet expire January 2008; 387,000 square feet expire January 2009.
(3) 426,691 square feet expire July 2009; 15,776 square feet expire September 2009; 100,815 square feet expire November 2009.
(4) 12,150 square feet expire September 2004; 345,799 square feet expire March 2007; 24,081 square feet expire June 2007.
(5) 29,157 square feet expire October 2000; 85,000 square feet expire December 2000; 26,749 square feet expire January 2002; 1,065 square feet expire November 2002; 248,399 square feet expire December 2007.
(6) 22,444 square feet expire July 2001; 70,517 square feet expire June 2002; 71,030 square feet expire September 2002; 18,882 square feet expire April 2003; 2,867 square feet expire January 2004; 36,305 square feet expire January 2005; 23,024 square feet expire October 2005; 6,108 square feet expire August 2006; 31,143 square feet expire April 2008; 11,500 square feet expire April 2009.
(7)  94,719 square feet expire May 2005; 22,289 square feet expire July 2009.
(8) 104,556 square feet expire September 2002; 57,204 square feet expire July 2007.
(9) 129,399 square feet expire June 2000; 4,700 square feet expire March 2001; 45,187 square feet expire June 2006.
(10) 13,140 square feet expire April 2005; 19,390 square feet expire October 2007; 85,151 square feet expire February 2008; 19,500 square feet expire June 2008.

SCHEDULE OF LEASE EXPIRATIONS

The following table sets forth a schedule of the lease expirations for the total of the Operating Partnership's wholly-owned office, office/flex, industrial/warehouse and stand-alone retail properties beginning October 1, 1999, assuming that none of the tenants exercises renewal options:

                                                                                          Average Annual
                                                 Percentage Of                            Rent Per Net
                               Net Rentable      Total Leased          Annualized         Rentable          Percentage Of
                               Area Subject      Square Feet           Base Rental        Square Foot       Annual Base
                Number Of      To Expiring       Represented By        Revenue Under      Represented       Rent Under
Year Of         Leases         Leases            Expiring              Expiring           By Expiring       Expiring
Expiration      Expiring (1)   (Sq. Ft.)         Leases (%) (2)        Leases ($)  (3)    Leases ($)        Leases (%)
---------------------------------------------------------------------------------------------------------------------------------
10/1/99-12/31/99      148           707,437              2.7              12,390,441            17.51               2.7

2000..........        521         3,503,101             13.6              61,431,744            17.54              13.5

2001..........        494         2,882,291             11.1              47,835,702            16.60              10.5

2002..........        498         3,479,390             13.5              60,892,235            17.50              13.4

2003..........        383         3,847,104             14.9              66,256,428            17.22              14.5

2004..........        283         2,268,519              8.8              41,203,386            18.16               9.0

2005..........        111         1,648,840              6.4              31,771,923            19.27               7.0

2006..........         58         1,036,981              4.0              21,847,131            21.07               4.8

2007..........         44         1,237,123              4.8              23,989,253            19.39               5.3

2008..........         37         1,537,693              5.9              24,378,236            15.85               5.3

2009..........         39         1,471,920              5.7              27,987,138            19.01               6.1

2010 and thereafter    44         2,220,021              8.6              36,068,738            16.25               7.9
---------------------------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average           2,660        25,840,420           100.0(4)           456,052,355            17.65             100.0
=================================================================================================================================

(1) Includes office, office/flex, industrial/warehouse and stand-alone retail property tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.
(2)  Excludes all space vacant as of September 30, 1999.
(3) Annualized base rental revenue is based on actual September 1999 billings times 12. For leases whose rent commences after September 30, 1999, annualized base rental revenue is based on the first month's billing times
     12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(4) Reconciliation to the Operating Partnership's total net rentable square footage is as follows:

                                                                                  SQUARE FEET      PERCENTAGE OF TOTAL
                                                                                  -----------      -------------------

Square footage leased to commercial tenants                                       25,840,420              94.4%
Square footage used for corporate offices, management offices, building use, retail tenants, food services, other ancillary
 service tenants and occupancy adjustments                                           471,518               1.7
Square footage vacant                                                              1,056,587               3.9
                                                                                 -----------              -----
Total net rentable square footage (does not include
 residential, land lease, retail or not-in-service properties)                    27,368,525             100.0%
                                                                                 ===========             ======

SCHEDULE OF LEASE EXPIRATIONS: OFFICE PROPERTIES

The following table sets forth a schedule of the lease expirations for the office properties beginning October 1, 1999, assuming that none of the tenants exercises renewal options:

                                                                                          Average Annual
                                                 Percentage Of                            Rent Per Net
                               Net Rentable      Total Leased          Annualized         Rentable          Percentage Of
                               Area Subject      Square Feet           Base Rental        Square Foot       Annual Base
                Number Of      To Expiring       Represented By        Revenue Under      Represented       Rent Under
Year Of         Leases         Leases            Expiring              Expiring           By Expiring       Expiring
Expiration      Expiring (1)   (Sq. Ft.)         Leases (%) (2)        Leases ($)  (3)    Leases ($)        Leases (%)
---------------------------------------------------------------------------------------------------------------------------------
10/1/99-12/31/99      122           581,392              2.7              11,130,020            19.14               2.7

2000..........        444         2,979,579             13.7              55,380,906            18.59              13.6

2001..........        411         2,332,009             10.7              41,451,414            17.77              10.1

2002..........        409         2,657,865             12.3              52,331,688            19.69              12.8

2003..........        320         3,253,262             15.0              60,329,775            18.54              14.8

2004..........        241         1,823,349              8.4              36,194,913            19.85               8.9

2005..........         86         1,378,335              6.4              28,657,467            20.79               7.0

2006..........         47           805,306              3.7              17,938,641            22.28               4.4

2007..........         38         1,123,542              5.2              22,384,919            19.92               5.5

2008..........         34         1,388,098              6.4              23,436,378            16.88               5.7

2009..........         28         1,313,670              6.1              25,944,428            19.75               6.3

2010 and thereafter    35         2,030,555              9.4              33,514,482            16.51               8.2
---------------------------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average           2,215        21,666,962            100.0             408,695,031            18.86             100.0
=================================================================================================================================


(1) Includes office tenants only. Excludes leases for amenity, retail, parking and month-to-month office tenants. Some tenants have multiple leases.
(2)  Excludes all space vacant as of September 30, 1999.
(3) Annualized base rental revenue is based on actual September 1999 billings times 12. For leases whose rent commences after September 30, 1999, annualized base rental revenue is based on the first month's billing times
     12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: OFFICE/FLEX PROPERTIES

The following table sets forth a schedule of the lease expirations for the office/flex properties beginning October 1, 1999, assuming that none of the tenants exercises renewal options:

                                                                                          Average Annual
                                                 Percentage Of                            Rent Per Net
                               Net Rentable      Total Leased          Annualized         Rentable          Percentage Of
                               Area Subject      Square Feet           Base Rental        Square Foot       Annual Base
                Number Of      To Expiring       Represented By        Revenue Under      Represented       Rent Under
Year Of         Leases         Leases            Expiring              Expiring           By Expiring       Expiring
Expiration      Expiring (1)   (Sq. Ft.)         Leases (%) (2)        Leases ($) (3)     Leases ($)        Leases (%)
---------------------------------------------------------------------------------------------------------------------------------
10/1/99-12/31/99       23           120,660              3.2               1,208,651            10.02               2.8

2000..........         73           503,418             13.3               5,813,259            11.55              13.4

2001..........         78           518,735             13.7               5,780,261            11.14              13.4

2002..........         87           775,085             20.5               8,062,840            10.40              18.6

2003..........         60           502,368             13.3               5,494,905            10.94              12.7

2004..........         34           262,350              7.0               3,108,468            11.85               7.2

2005..........         25           270,505              7.2               3,114,456            11.51               7.2

2006..........         11           231,675              6.1               3,908,490            16.87               9.0

2007..........          6           113,581              3.0               1,604,334            14.13               3.7

2008..........          3           149,595              4.0                 941,858             6.30               2.2

2009..........         10           146,450              3.9               1,936,510            13.22               4.5

2010 and thereafter     8           181,466              4.8               2,289,256            12.62               5.3
---------------------------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average             418         3,775,888            100.0              43,263,288            11.46             100.0
=================================================================================================================================


(1) Includes office/flex tenants only. Excludes leases for amenity, retail, parking and month-to-month office/flex tenants. Some tenants have multiple leases.
(2)  Excludes all space vacant as of September 30, 1999.
(3) Annualized base rental revenue is based on actual September 1999 billings times 12. For leases whose rent commences after September 30, 1999, annualized base rental revenue is based on the first month's billing times
     12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: INDUSTRIAL/WAREHOUSE PROPERTIES

The following table sets forth a schedule of the lease expirations for the industrial/warehouse properties beginning October 1, 1999, assuming that none of the tenants exercises renewal options:

                                                                                          Average Annual
                                                 Percentage Of                            Rent Per Net
                               Net Rentable      Total Leased          Annualized         Rentable          Percentage Of
                               Area Subject      Square Feet           Base Rental        Square Foot       Annual Base
                Number Of      To Expiring       Represented By        Revenue Under      Represented       Rent Under
Year Of         Leases         Leases            Expiring              Expiring           By Expiring       Expiring
Expiration      Expiring (1)   (Sq. Ft.)         Leases (%) (2)        Leases ($) (3)     Leases ($)        Leases (%)
---------------------------------------------------------------------------------------------------------------------------------
10/1/99-12/31/99        3             5,385              1.4                  51,770             9.61               1.4

2000..........          4            20,104              5.3                 237,579            11.82               6.6

2001..........          5            31,547              8.3                 604,027            19.15              16.6

2002..........          2            46,440             12.2                 497,707            10.72              13.7

2003..........          3            91,474             24.1                 431,748             4.72              11.9

2004..........          7           173,520             45.6               1,705,005             9.83              46.9

2009..........          1            11,800              3.1                 106,200             9.00               2.9

---------------------------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average              25           380,270            100.0               3,634,036             9.56             100.0
=================================================================================================================================

(1) Includes industrial/warehouse tenants only. Excludes leases for amenity, retail, parking and month-to-month industrial/warehouse tenants. Some tenants have multiple leases.
(2)  Excludes all space vacant as of September 30, 1999.
(3) Annualized base rental revenue is based on actual September 1999 billings times 12. For leases whose rent commences after September 30, 1999, annualized base rent revenue is based on the first month's billing times
     12. As annualized base rental revenue is not derived from historical GAAP results, the historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: STAND-ALONE RETAIL PROPERTIES

The following table sets forth a schedule of the lease expirations for the stand-alone retail properties beginning October 1, 1999, assuming that none of the tenants exercises renewal options:

                                                                                          Average Annual
                                                 Percentage Of                            Rent Per Net
                               Net Rentable      Total Leased          Annualized         Rentable          Percentage Of
                               Area Subject      Square Feet           Base Rental        Square Foot       Annual Base
                Number Of      To Expiring       Represented By        Revenue Under      Represented       Rent Under
Year Of         Leases         Leases            Expiring              Expiring           By Expiring       Expiring
Expiration      Expiring (1)   (Sq. Ft.)         Leases (%)            Leases ($) (2)     Leases ($)        Leases (%)
---------------------------------------------------------------------------------------------------------------------------------
2004..........          1             9,300             53.8                 195,000            20.97              42.4

2012 .........          1             8,000             46.2                 265,000            33.12              57.6

---------------------------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average               2            17,300            100.0                 460,000            26.59             100.0
=================================================================================================================================

(1)  Includes stand-alone retail property tenants only.
(2) Annualized base rental revenue is based on actual September 1999 billings times 12. For leases whose rent commences after September 30, 1999 annualized base rental revenue is based on the first month's billing times
     12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

INDUSTRY DIVERSIFICATION

The following table lists the Operating Partnership's 30 largest industry classifications based on annualized contractual base rent for the month of September 1999:



                                                        Annualized        Percentage of                Percentage of Total
                                                        Base Rental   Operating Partnership   Square        Operating
                                                          Revenue        Annualized Base       Feet        Partnership
Industry Classification                                 ($) (1) (2)    Rental Revenue (%)     Leased   Leased Sq. Ft. (%)
--------------------------------------------------------------------------------------------------------------------------
Securities, Commodity Contracts & Other Financial       46,702,227         10.2               2,370,242        9.2
Manufacturing                                           44,274,194          9.7               2,731,460       10.6
Telecommunications                                      34,976,699          7.7               2,211,130        8.6
Insurance Carriers & Related Assistance                 31,831,333          7.0               1,686,953        6.5
Computer System Design Svcs.                            30,025,620          6.6               1,638,894        6.3
Legal Services                                          25,647,623          5.7               1,231,485        4.8
Credit Intermediation & Related Activities              22,870,659          5.0               1,358,786        5.3
Wholesale Trade                                         18,833,730          4.1               1,330,562        5.1
Health Care & Social Assistance                         17,591,042          3.9                 962,709        3.7
Information Services                                    16,888,979          3.7                 828,099        3.2
Accounting/Tax Prep.                                    14,924,779          3.3                 718,136        2.8
Other Professional                                      13,478,417          3.0                 828,362        3.2
Publishing Industries                                   13,177,407          2.9                 562,168        2.2
Retail Trade                                            12,751,401          2.8                 784,426        3.0
Arts, Entertainment & Recreation                        10,510,745          2.3                 791,534        3.1
Transportation                                           9,806,177          2.2                 728,660        2.8
Public Administration                                    8,874,718          1.9                 312,030        1.2
Other Services (except Public Administration)            8,505,491          1.8                 643,701        2.5
Advertising/Related Services                             7,573,900          1.7                 372,430        1.4
Data Processing Services                                 7,031,427          1.5                 318,119        1.2
Management of Companies & Finance                        6,462,814          1.4                 366,311        1.4
Architectural/Engineering                                6,439,680          1.4                 385,446        1.5
Scientific Research/Development                          6,421,898          1.4                 375,569        1.4
Management/Scientific                                    5,727,197          1.3                 302,081        1.2
Real Estate & Rental & Leasing                           5,526,210          1.2                 312,373        1.2
Monetary Authorities - Central Banks                     4,617,017          1.0                 273,024        1.1
Construction                                             4,346,551          0.9                 258,203        1.0
Educational Services                                     4,288,213          0.9                 255,045        1.0
Utilities                                                3,987,263          0.9                 196,366        0.8
Admin & Support, Waste Mgt. & Remediation Svcs.          3,321,837          0.7                 239,425        0.9
Other                                                    8,637,107          1.9                 466,691        1.8
--------------------------------------------------------------------------------------------------------------------------
Totals                                                 456,052,355        100.0              25,840,420      100.0
=========================================================================================================================

(1) Annualized base rental revenue is based on actual September 1999 billings times 12. For leases whose rent commences after September 30, 1999, annualized base rental revenue is based on the first month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(2) Includes office, office/flex and industrial/warehouse tenants only. Excludes leases for amenity, retail, parking and month-to-month office tenants. Some tenants have multiple leases.

MARKET DIVERSIFICATION

The following table lists the Operating Partnership's 25 largest markets (MSAs), based on annualized contractual base rent for the month of September 1999:

                                                   Annualized       Percentage of
                                                   Base Rental  Operating Partnership       Total
                                                     Revenue       Annualized Base      Property Size     Percentage of
Market (MSA)                                       ($) (1) (2)   Rental Revenue (%)     Rentable Area   Rentable Area (%)
-------------------------------------------------------------------------------------------------------------------------
Bergen-Passaic, NJ                                  78,314,803         17.2               4,530,091          16.5
New York, NY (Westchester-Rockland Counties)        70,380,162         15.3               4,355,070          15.9
Newark, NJ (Essex-Morris-Union Counties)            68,810,307         15.1               3,671,218          13.4
Jersey City, NJ                                     46,625,068         10.2               2,508,700           9.2
Philadelphia, PA-NJ                                 32,810,387          7.2               2,458,458           9.0
Washington, DC-MD-VA                                17,155,936          3.8                 616,549           2.2
Denver, CO                                          16,738,421          3.7               1,007,931           3.7
Dallas, TX                                          15,036,172          3.3                 959,463           3.5
Trenton, NJ (Mercer County)                         14,292,659          3.1                 742,915           2.7
Middlesex-Somerset-Hunterdon, NJ                    12,149,438          2.7                 659,041           2.4
San Antonio, TX                                     11,415,427          2.5                 940,302           3.4
San Francisco, CA                                    9,598,327          2.1                 450,891           1.6
Houston, TX                                          8,516,811          1.9                 700,008           2.5
Stamford-Norwalk, CT                                 8,492,240          1.9                 461,250           1.7
Monmouth-Ocean, NJ                                   6,675,456          1.5                 577,423           2.1
Nassau-Suffolk, NY                                   6,382,207          1.4                 261,849           1.0
Phoenix-Mesa, AZ                                     6,126,837          1.3                 536,268           2.0
Austin-San Marcos, TX                                5,432,957          1.2                 270,703           1.0
Boulder-Longmont, CO                                 3,502,029          0.8                 270,421           1.0
Omaha, NE-IA                                         3,018,071          0.7                 319,535           1.2
Bridgeport, CT                                       2,919,710          0.6                 145,487           0.5
Tampa-St. Peters, FL                                 2,667,732          0.6                 297,429           1.1
Colorado Springs, CO                                 2,624,878          0.6                 209,987           0.8
Dutchess County, NY                                  2,136,199          0.5                 118,727           0.4
Atlantic-Cape May, NJ                                1,509,816          0.3                  80,344           0.3
Other                                                2,720,305          0.5                 218,465           0.9
-------------------------------------------------------------------------------------------------------------------------
Totals                                             456,052,355        100.0              27,368,525         100.0
=========================================================================================================================

(1) Annualized base rental revenue is based on actual September 1999 billings times 12. For leases whose rent commences after September 30, 1999, annualized base rental revenue is based on the first month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(2) Includes office, office/flex and industrial/warehouse tenants only. Excludes leases for amenity, retail, parking and month-to-month office tenants. Some tenants have multiple leases.

                                PROPERTY LISTING

                                OFFICE PROPERTIES

                                                                                             PERCENTAGE OF
                                                           PERCENTAGE                        TOTAL OFFICE,
                                                 NET         LEASED           ANNUAL       OFFICE/FLEX, AND        AVERAGE
                                              RENTABLE        AS OF            BASE           INDUSTRIAL/         BASE RENT
                                      YEAR      AREA        09/30/99           RENT         WAREHOUSE BASE       PER SQ. FT.
PROPERTY LOCATION                    BUILT    (SQ. FT.)      (%) (1)       ($000'S) (2)        RENT (%)            ($) (3)
--------------------------------------------------------------------------------------------------------------------------
ATLANTIC COUNTY, NEW JERSEY
EGG HARBOR
100 Decadon Drive ..................  1987    40,422          100.0             780                0.17             19.30
200 Decadon Drive ..................  1991    39,922           99.8             708                0.15             17.77
BERGEN COUNTY, NEW JERSEY
FAIR LAWN
17-17 Route 208 North ..............  1987   143,000           94.5           3,327                0.71             24.62
FORT LEE
One Bridge Plaza ...................  1981   200,000           95.2           4,765                1.02             25.03
2115 Linwood Ave (4) ...............  1981    68,000           39.2             110                0.02              4.13
LITTLE FERRY
200 Riser Road .....................  1974   286,628          100.0           1,858                0.40              6.48
MONTVALE
95 Chestnut Ridge Road .............  1975    47,700          100.0             565                0.12             11.84
135 Chestnut Ridge Road ............  1981    66,150          100.0           1,217                0.26             18.40
PARAMUS
140 Ridgewood Avenue ...............  1981   239,680          100.0           5,090                1.09             21.24
15 East Midland Avenue .............  1988   259,823          100.0           6,748                1.45             25.97
461 From Road ......................  1988   253,554           99.8           6,011                1.29             23.75
650 From Road ......................  1978   348,510           97.6           7,464                1.60             21.94
61 South Paramus Avenue ............  1985   269,191           93.9           5,396                1.16             21.35
ROCHELLE PARK
120 Passaic Street .................  1972    52,000          100.0             575                0.12             11.06
365 West Passaic Street ............  1976   212,578           88.0           3,499                0.75             18.70
SADDLE RIVER
1 Lake Street ......................1973/94  474,801          100.0           7,465                1.60             15.72
UPPER SADDLE RIVER
10 Mountainview Road ...............  1986   192,000           99.0           3,699                0.79             19.46
WOODCLIFF LAKE
400 Chestnut Ridge Road ............  1982    89,200          100.0           2,120                0.45             23.77
470 Chestnut Ridge Road ............  1987    52,500          100.0           1,192                0.26             22.70
530 Chestnut Ridge Road ............  1986    57,204          100.0           1,166                0.25             20.38
50 Tice Boulevard ..................  1984   235,000           99.8           4,657                1.00             19.86
300 Tice Boulevard .................  1991   230,000          100.0           5,012                1.08             21.79

BURLINGTON COUNTY, NEW JERSEY
MOORESTOWN
224 Strawbridge Drive ..............  1984    74,000           67.7             952                0.20             19.00
228 Strawbridge Drive ..............  1984    74,000          100.0           1,434                0.31             19.38

ESSEX COUNTY, NEW JERSEY
MILLBURN
150 J.F. Kennedy Parkway ...........  1980   247,476           86.8           6,187                1.33             28.80
ROSELAND
101 Eisenhower Parkway .............  1980   237,000           89.9           4,114                0.88             19.31
103 Eisenhower Parkway..............  1985   151,545           93.7           3,053                0.66             21.50

HUDSON COUNTY, NEW JERSEY
JERSEY CITY
95 Christopher Columbus Drive ......  1989   621,900          100.0          12,864                2.76             20.68
Harborside Financial Center Plaza I   1983   400,000           98.8           3,287                0.71              8.32
Harborside Financial Center Plaza II  1990   761,200          100.0          17,838                3.83             23.43
Harborside Financial Center Plaza III 1990   725,600          100.0          17,004                3.65             23.43

                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)

                                                                                             PERCENTAGE OF
                                                           PERCENTAGE                        TOTAL OFFICE,
                                                 NET         LEASED           ANNUAL       OFFICE/FLEX, AND        AVERAGE
                                              RENTABLE        AS OF            BASE           INDUSTRIAL/         BASE RENT
                                      YEAR      AREA        09/30/99           RENT         WAREHOUSE BASE       PER SQ. FT.
PROPERTY LOCATION                    BUILT    (SQ. FT.)      (%) (1)       ($000'S) (2)        RENT (%)            ($) (3)
--------------------------------------------------------------------------------------------------------------------------
MERCER COUNTY, NEW JERSEY
PRINCETON
5 Vaughn Drive .....................  1987    98,500          100.0           2,187                0.47             22.20
400 Alexander Road .................  1987    70,550          100.0           1,270                0.27             18.00
103 Carnegie Center ................  1984    96,000           96.0           2,073                0.44             22.49
100 Overlook Center ................  1988   149,600          100.0           3,801                0.82             25.41

MIDDLESEX COUNTY, NEW JERSEY
EAST BRUNSWICK
377 Summerhill Road ................  1977    40,000          100.0             373                0.08              9.33
PLAINSBORO
500 College Road East ..............  1984   158,235          100.0           3,393                0.73             21.44
SOUTH BRUNSWICK
3 Independence Way .................  1983   111,300           99.9           1,792                0.38             16.12
WOODBRIDGE
581 Main Street ....................  1991   200,000          100.0           4,150                0.89             20.75

MONMOUTH COUNTY, NEW JERSEY
NEPTUNE
3600 Route 66 ......................  1989   180,000          100.0           2,411                0.52             13.39
WALL TOWNSHIP
1305 Campus Parkway ................  1988    23,350           92.3             403                0.09             18.70
1350 Campus Parkway ................  1990    79,747           94.7           1,347                0.29             17.84

MORRIS COUNTY, NEW JERSEY
FLORHAM PARK
325 Columbia Parkway ...............  1987   168,144          100.0           3,830                0.82             22.78
PARSIPPANY
1 Sylvan Way .......................  1989   150,557          100.0           3,241                0.70             21.53
2 Dryden Way .......................  1990     6,216          100.0              67                0.01             10.78
2 Hilton Court .....................  1991   181,592          100.0           4,397                0.94             24.21
5 Sylvan Way .......................  1989   151,383           96.7           3,393                0.73             23.18
7 Campus Drive .....................  1982   154,395          100.0           2,548                0.55             16.50
7 Sylvan Way .......................  1987   145,983          100.0           2,920                0.63             20.00
8 Campus Drive .....................  1987   215,265           92.8           4,597                0.99             23.01
600 Parsippany Road ................  1978    96,000           94.0           1,568                0.34             17.38
MORRIS PLAINS
201 Littleton Road .................  1979    88,369          100.0           1,708                0.37             19.33
250 Johnson Road ...................  1977    75,000          100.0           1,090                0.23             14.53
MORRIS TOWNSHIP
340 Mt. Kemble Avenue ..............  1985   387,000          100.0           5,530                1.19             14.29
412 Mt. Kemble Avenue ..............  1986   475,100          100.0           6,902                1.48             14.53

PASSAIC COUNTY, NEW JERSEY
CLIFTON
777 Passaic Avenue .................  1983    75,000           77.4           1,024                0.22             17.64
TOTOWA
999 Riverview Drive ................  1988    56,066           92.0             968                0.21             18.77
WAYNE
201 Willowbrook Boulevard ..........  1970   178,329           99.0           2,446                0.52             13.85

                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)

                                                                                             PERCENTAGE OF
                                                           PERCENTAGE                        TOTAL OFFICE,
                                                 NET         LEASED           ANNUAL       OFFICE/FLEX, AND        AVERAGE
                                              RENTABLE        AS OF            BASE           INDUSTRIAL/         BASE RENT
                                      YEAR      AREA        09/30/99           RENT         WAREHOUSE BASE       PER SQ. FT.
PROPERTY LOCATION                    BUILT    (SQ. FT.)      (%) (1)       ($000'S) (2)        RENT (%)            ($) (3)
--------------------------------------------------------------------------------------------------------------------------
SOMERSET COUNTY, NEW JERSEY
BASKING RIDGE
222 Mt. Airy Road ..................  1986    49,000          100.0             613                0.13             12.51
233 Mt. Airy Road ..................  1987    66,000          100.0             762                0.16             11.55

BRIDGEWATER
721 Route 202/206 ..................  1989   192,741          100.0           4,011                0.86             20.81

UNION COUNTY, NEW JERSEY
CLARK
100 Walnut Avenue ..................  1985   182,555          100.0           4,488                0.96             24.58
CRANFORD
6 Commerce Drive ...................  1973    56,000           96.9           1,115                0.24             20.55
11 Commerce Drive (5) ..............  1981    90,000          100.0           1,102                0.24             12.24
12 Commerce Drive ..................  1967    72,260           88.1             607                0.13              9.53
20 Commerce Drive ..................  1990   176,600           92.7           3,375                0.72             20.62
65 Jackson Drive ...................  1984    82,778          100.0           1,645                0.35             19.87
NEW PROVIDENCE
890 Mountain Road                     1977    80,000          100.0           2,044                0.44             25.55
--------------------------------------------------------------------------------------------------------------------------
TOTAL NEW JERSEY OFFICE                   12,010,199           97.6         229,348               49.21             19.57
--------------------------------------------------------------------------------------------------------------------------

DUTCHESS COUNTY, NEW YORK
FISHKILL
300 South Lake Drive ...............  1987   118,727           99.8           2,062                0.44             17.40

NASSAU COUNTY, NEW YORK
NORTH HEMPSTEAD
111 East Shore Road ................  1980    55,575          100.0           1,518                0.33             27.31
600 Community Drive ................  1983   206,274          100.0           4,966                1.07             24.07

ROCKLAND COUNTY, NEW YORK
SUFFERN
400 Rella Boulevard ................  1988   180,000           98.2           3,445                0.74             19.49

WESTCHESTER COUNTY, NEW YORK
ELMSFORD
100 Clearbrook Road (5) ............  1975    60,000           98.3             938                0.20             15.90
101 Executive Boulevard ............  1971    50,000           92.8             807                0.17             17.39
570 Taxter Road ....................  1972    75,000           86.2           1,382                0.30             21.38
HAWTHORNE
1 Skyline Drive ....................  1980    20,400           99.0             269                0.06             13.32
2 Skyline Drive ....................  1987    30,000           98.9             437                0.09             14.73
17 Skyline Drive ...................  1989    85,000          100.0           1,233                0.26             14.51
30 Saw Mill River Road .............  1982   248,400          100.0           5,216                1.12             21.00
7 Skyline Drive ....................  1987   109,000          100.0           2,165                0.46             19.86
TARRYTOWN
200 White Plains Road ..............  1982    89,000           92.3           1,813                0.39             22.07
220 White Plains Road ..............  1984    89,000           95.2           1,567                0.34             18.49
WHITE PLAINS
1 Barker Avenue ....................  1975    68,000           99.0           1,519                0.33             22.56
3 Barker Avenue ....................  1983    65,300           97.5           1,382                0.30             21.71
1 Water Street .....................  1979    45,700           99.8             929                0.20             20.37
11 Martine Avenue ..................  1987   180,000          100.0           3,731                0.80             20.73
50 Main Street .....................  1985   309,000           98.3           7,560                1.62             24.89

                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)

                                                                                             PERCENTAGE OF
                                                           PERCENTAGE                        TOTAL OFFICE,
                                                 NET         LEASED           ANNUAL       OFFICE/FLEX, AND        AVERAGE
                                              RENTABLE        AS OF            BASE           INDUSTRIAL/         BASE RENT
                                      YEAR      AREA        09/30/99           RENT         WAREHOUSE BASE       PER SQ. FT.
PROPERTY LOCATION                    BUILT    (SQ. FT.)      (%) (1)       ($000'S) (2)        RENT (%)            ($) (3)
--------------------------------------------------------------------------------------------------------------------------
YONKERS
1 Executive Boulevard ..............  1982   112,000          100.0           2,273                0.49             20.29
3 Executive Plaza                     1987    58,000          100.0             699                0.15             12.05
--------------------------------------------------------------------------------------------------------------------------
TOTAL NEW YORK OFFICE                      2,254,376           98.3          45,911                9.86             20.71
--------------------------------------------------------------------------------------------------------------------------

CHESTER COUNTY, PENNSYLVANIA
BERWYN
1000 Westlakes Drive ...............  1989    60,696          100.0           1,372                0.29             22.60
1055 Westlakes Drive ...............  1990   118,487          100.0           2,298                0.49             19.39
1205 Westlakes Drive ...............  1988   130,265           99.8           2,802                0.60             21.55
1235 Westlakes Drive ...............  1986   134,902           96.6           2,869                0.62             22.02

DELAWARE COUNTY, PENNSYLVANIA
MEDIA
1400 Providence Road - Center I ....  1986   100,000           87.9           1,909                0.41             21.72
1400 Providence Road - Center II ...  1990   160,000           98.2           3,160                0.68             20.11
LESTER
100 Stevens Drive ..................  1986    95,000           16.1           1,822                0.39            119.12
200 Stevens Drive ..................  1987   208,000           99.7           4,168                0.89             20.10
300 Stevens Drive ..................  1992    68,000           50.9           1,350                0.29             39.00

MONTGOMERY COUNTY, PENNSYLVANIA
LOWER PROVIDENCE
1000 Madison Avenue ................  1990   100,700           96.5           1,667                0.36             17.15
PLYMOUTH MEETING
Five Sentry Parkway East ...........  1984    91,600          100.0           1,497                0.32             16.34
Five Sentry Parkway West ...........  1984    38,400          100.0             640                0.14             16.67
1150 Plymouth Meeting Mall            1970   167,748           91.9           3,307                0.71             21.45
--------------------------------------------------------------------------------------------------------------------------
TOTAL PENNSYLVANIA OFFICE                  1,473,798           89.8          28,861                6.19             21.81
--------------------------------------------------------------------------------------------------------------------------

FAIRFIELD COUNTY, CONNECTICUT
GREENWICH
500 West Putnam ....................  1973   121,250           96.9           2,730                0.59             23.24
NORWALK
40 Richards Avenue .................  1985   145,487           98.6           2,925                0.63             20.39
SHELTON
1000 Bridgeport Avenue                1986   133,000          100.0           2,593                0.56             19.50
--------------------------------------------------------------------------------------------------------------------------
TOTAL CONNECTICUT OFFICE                     399,737           98.6           8,248                1.78             20.94
--------------------------------------------------------------------------------------------------------------------------

DISTRICT OF COLUMBIA
WASHINGTON
1201 Connecticut Ave, NW (4) .......  1940   169,549           86.3           4,471                0.96             30.56
1400 L Street, NW ..................  1987   159,000           94.9           5,715                1.23             37.88
1709 New York Avenue, NW              1972   166,000           91.0           5,996                1.29             39.69
--------------------------------------------------------------------------------------------------------------------------
TOTAL DISTRICT OF COLUMBIA OFFICE            494,549           90.6          16,182                3.48             36.10
--------------------------------------------------------------------------------------------------------------------------

PRINCE GEORGE'S COUNTY, MARYLAND
LANHAM
4200 Parliament Place                 1989   122,000           95.8           2,139                0.46             18.30
--------------------------------------------------------------------------------------------------------------------------
TOTAL MARYLAND OFFICE                        122,000           95.8           2,139                0.46             18.30
--------------------------------------------------------------------------------------------------------------------------

                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)

                                                                                             PERCENTAGE OF
                                                           PERCENTAGE                        TOTAL OFFICE,
                                                 NET         LEASED           ANNUAL       OFFICE/FLEX, AND        AVERAGE
                                              RENTABLE        AS OF            BASE           INDUSTRIAL/         BASE RENT
                                      YEAR      AREA        09/30/99           RENT         WAREHOUSE BASE       PER SQ. FT.
PROPERTY LOCATION                    BUILT    (SQ. FT.)      (%) (1)       ($000'S) (2)        RENT (%)            ($) (3)
--------------------------------------------------------------------------------------------------------------------------
BEXAR COUNTY, TEXAS
SAN ANTONIO
111 Soledad ........................  1918   248,153           85.7           2,296                0.49             10.80
1777 N.E. Loop 410 .................  1986   256,137           95.3           3,508                0.75             14.37
84 N.E. Loop 410 ...................  1971   187,312           88.3           2,480                0.53             14.99
200 Concord Plaza Drive ............  1986   248,700           97.7           4,533                0.97             18.66

COLLIN COUNTY, TEXAS
PLANO
555 Republic Place .................  1986    97,889           96.1           1,368                0.29             14.54

DALLAS COUNTY,TEXAS
DALLAS
3030 LBJ Freeway (5) ...............  1984   367,018           93.7           6,059                1.30             17.62
3100 Monticello ....................  1984   173,837           97.2           2,790                0.60             16.51
8214 Westchester ...................  1983    95,509           92.6           1,359                0.29             15.37
IRVING
2300 Valley View ...................  1985   142,634           99.7           2,667                0.57             18.75
RICHARDSON
1122 Alma Road .....................  1977    82,576          100.0             607                0.13              7.35

HARRIS COUNTY, TEXAS
HOUSTON
10497 Town & Country Way ...........  1981   148,434           88.0           1,904                0.41             14.58
14511 Falling Creek ................  1982    70,999           93.1             656                0.14              9.92
1717 St. James Place ...............  1975   109,574           98.2           1,328                0.29             12.34
1770 St. James Place ...............  1973   103,689           98.4           1,340                0.29             13.13
5225 Katy Freeway ..................  1983   112,213           95.1           1,211                0.26             11.35
5300 Memorial ......................  1982   155,099          100.0           2,022                0.43             13.04

POTTER COUNTY, TEXAS
AMARILLO
6900 IH - 40 West ..................  1986    71,771           79.9             528                0.11              9.21

TARRANT COUNTY, TEXAS
EULESS
150 West Parkway ...................  1984    74,429           95.9           1,061                0.23             14.86

TRAVIS COUNTY, TEXAS
AUSTIN
1250 Capital of Texas Hwy. South      1985   270,703           98.9           5,513                1.18             20.59
--------------------------------------------------------------------------------------------------------------------------
TOTAL TEXAS OFFICE                         3,016,676           94.5          43,230                9.26             15.17
--------------------------------------------------------------------------------------------------------------------------

MARICOPA COUNTY, ARIZONA
GLENDALE
5551 West Talavi Boulevard .........  1991   181,596          100.0           1,736                0.37              9.56
PHOENIX
19640 North 31st Street ............  1990   124,171          100.0           1,575                0.34             12.68
20002 North 19th Avenue ............  1986   119,301          100.0             661                0.14              5.54
SCOTTSDALE
9060 E. Via Linda Boulevard           1984   111,200          100.0           2,402                0.52             21.60
--------------------------------------------------------------------------------------------------------------------------
TOTAL ARIZONA OFFICE                         536,268          100.0           6,374                1.37             11.89
--------------------------------------------------------------------------------------------------------------------------

                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)

                                                                                             PERCENTAGE OF
                                                           PERCENTAGE                        TOTAL OFFICE,
                                                 NET         LEASED           ANNUAL       OFFICE/FLEX, AND        AVERAGE
                                              RENTABLE        AS OF            BASE           INDUSTRIAL/         BASE RENT
                                      YEAR      AREA        09/30/99           RENT         WAREHOUSE BASE       PER SQ. FT.
PROPERTY LOCATION                    BUILT    (SQ. FT.)      (%) (1)       ($000'S) (2)        RENT (%)            ($) (3)
--------------------------------------------------------------------------------------------------------------------------
SAN FRANCISCO COUNTY, CALIFORNIA
SAN FRANCISCO
760 Market Street ..................  1908   267,446           90.0           6,963                1.49             28.93
795 Folsom Street (4)                 1977   183,445           86.2           2,094                0.45             13.24
--------------------------------------------------------------------------------------------------------------------------
TOTAL CALIFORNIA OFFICE                      450,891           88.5           9,057                1.94             22.71
--------------------------------------------------------------------------------------------------------------------------

ARAPAHOE COUNTY, COLORADO
AURORA
750 South Richfield Street .........  1997   108,240          100.0           2,911                0.62             26.89
DENVER
400 South Colorado Boulevard .......  1983   125,415          100.0           1,840                0.39             14.67
ENGLEWOOD
5350 South Roslyn Street (5) .......  1982    63,754           98.3           1,058                0.23             16.88
9359 East Nichols Avenue ...........  1997    72,610          100.0             903                0.19             12.44

BOULDER COUNTY, COLORADO
BROOMFIELD
105 South Technology Court .........  1997    37,574          100.0             526                0.11             14.00
303 South Technology Court-A .......  1997    34,454          100.0             384                0.08             11.15
303 South Technology Court-B .......  1997    40,416          100.0             451                0.10             11.16
LOUISVILLE
1172 Century Drive .................  1996    49,566          100.0             613                0.13             12.37
248 Centennial Parkway .............  1996    39,266          100.0             486                0.10             12.38
285 Century Place ..................  1997    69,145          100.0           1,094                0.23             15.82

DENVER COUNTY, COLORADO
DENVER
3600 South Yosemite ................  1974   133,743          100.0           1,287                0.28              9.62

DOUGLAS COUNTY, COLORADO
ENGLEWOOD
384 Inverness Drive South ..........  1985    51,523          100.0             826                0.18             16.03
400 Inverness Drive ................  1997   111,608           99.9           2,688                0.58             24.11
5975 South Quebec Street ...........  1996   102,877           99.8           2,306                0.49             22.46
67 Inverness Drive East ............  1996    54,280          100.0             639                0.14             11.77
PARKER
9777 Pyramid Court .................  1995   120,281          100.0           1,323                0.28             11.00

EL PASO COUNTY, COLORADO
COLORADO SPRINGS
1975 Research Parkway ..............  1997   115,250          100.0           1,606                0.34             13.93
2375 Telstar Drive (4) .............  1998    47,369           57.1             461                0.10             17.04
8415 Explorer (4) ..................  1998    47,368          100.0             459                0.10              9.69

JEFFERSON COUNTY, COLORADO
LAKEWOOD
141 Union Boulevard                   1985    63,600           97.0             993                0.21             16.10
--------------------------------------------------------------------------------------------------------------------------
TOTAL COLORADO OFFICE                      1,488,339           98.4          22,854                4.88             15.60
--------------------------------------------------------------------------------------------------------------------------

                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)

                                                                                             PERCENTAGE OF
                                                           PERCENTAGE                        TOTAL OFFICE,
                                                 NET         LEASED           ANNUAL       OFFICE/FLEX, AND        AVERAGE
                                              RENTABLE        AS OF            BASE           INDUSTRIAL/         BASE RENT
                                      YEAR      AREA        09/30/99           RENT         WAREHOUSE BASE       PER SQ. FT.
PROPERTY LOCATION                    BUILT    (SQ. FT.)      (%) (1)       ($000'S) (2)        RENT (%)            ($) (3)
--------------------------------------------------------------------------------------------------------------------------
HILLSBOROUGH COUNTY, FLORIDA
TAMPA
501 Kennedy Boulevard                 1982   297,429           91.3           3,423                0.73             12.61
--------------------------------------------------------------------------------------------------------------------------
TOTAL FLORIDA OFFICE                         297,429           91.3           3,423                0.73             12.61
--------------------------------------------------------------------------------------------------------------------------

POLK COUNTY, IOWA
WEST DES MOINES
2600 Westown Parkway                  1988    72,265           97.5           1,133                0.24             16.08
--------------------------------------------------------------------------------------------------------------------------
TOTAL IOWA OFFICE                             72,265           97.5           1,133                0.24             16.08
--------------------------------------------------------------------------------------------------------------------------

DOUGLAS COUNTY, NEBRASKA
OMAHA
210 South 16th Street                 1894   319,535           96.5           3,253                0.70             10.55
--------------------------------------------------------------------------------------------------------------------------
TOTAL NEBRASKA OFFICE                        319,535           96.5           3,253                0.70             10.55
--------------------------------------------------------------------------------------------------------------------------

TOTAL OFFICE PROPERTIES                   22,936,062           96.4         420,013               90.10             18.99
==========================================================================================================================

                                PROPERTY LISTING

                             OFFICE/FLEX PROPERTIES

                                                                                             PERCENTAGE OF
                                                           PERCENTAGE                        TOTAL OFFICE,
                                                 NET         LEASED           ANNUAL       OFFICE/FLEX, AND        AVERAGE
                                              RENTABLE        AS OF            BASE           INDUSTRIAL/         BASE RENT
                                      YEAR      AREA        09/30/99           RENT         WAREHOUSE BASE       PER SQ. FT.
PROPERTY LOCATION                    BUILT    (SQ. FT.)      (%) (1)       ($000'S) (2)        RENT (%)            ($) (3)
--------------------------------------------------------------------------------------------------------------------------
BURLINGTON COUNTY, NEW JERSEY
BURLINGTON
3 Terri Lane .......................  1991    64,500           77.7             450                0.10              8.98
5 Terri Lane .......................  1992    74,555          100.0             550                0.12              7.38
MOORESTOWN
1 Executive Drive ..................  1989    20,570           43.0              74                0.02              8.37
101 Commerce Drive .................  1988    64,700          100.0             336                0.07              5.19
101 Executive Drive ................  1990    29,355           45.8             172                0.04             12.79
102 Executive Drive ................  1990    64,000          100.0             370                0.08              5.78
1256 North Church ..................  1984    63,495           49.9             380                0.08             11.99
1507 Lancer Drive ..................  1995    32,700          100.0              83                0.02              2.54
1510 Lancer Drive ..................  1998    88,000          100.0             370                0.08              4.20
201 Commerce Drive .................  1986    38,400          100.0             194                0.04              5.05
225 Executive Drive ................  1990    50,600          100.0             289                0.06              5.71
30 Twosome Drive ...................  1997    39,675          100.0             223                0.05              5.62
40 Twosome Drive ...................  1996    40,265          100.0             263                0.06              6.53
50 Twosome Drive ...................  1997    34,075          100.0             269                0.06              7.89
840 North Lenola ...................  1995    38,300          100.0             271                0.06              7.08
844 North Lenola ...................  1995    28,670          100.0             213                0.05              7.43
97 Foster Road .....................  1982    43,200          100.0             186                0.04              4.31
WEST DEPTFORD
1451 Metropolitan Drive ............  1996    21,600          100.0             148                0.03              6.85

MERCER COUNTY, NEW JERSEY
HAMILTON TOWNSHIP
100 Horizon Drive ..................  1989    13,275            0.0             107                0.02              N/A
200 Horizon Drive ..................  1991    45,770           85.3             445                0.10             11.40
300 Horizon Drive ..................  1989    69,780          100.0             912                0.20             13.07
500 Horizon Drive ..................  1990    41,205           81.9             404                0.09             11.97

MONMOUTH COUNTY, NEW JERSEY
WALL TOWNSHIP
1320 Wykoff Avenue .................  1986    20,336            0.0              56                0.01              N/A
1324 Wykoff Avenue .................  1987    21,168           75.0             227                0.05             14.30
1325 Campus Parkway ................  1988    35,000           92.9             335                0.07             10.30
1340 Campus Parkway ................  1992    72,502           94.6             774                0.17             11.28
1345 Campus Parkway ................  1995    76,300          100.0             702                0.15              9.20
1433 Highway 34 ....................  1985    69,020           65.3             458                0.10             10.16

PASSAIC COUNTY, NEW JERSEY
TOTOWA
1 Center Court (4) .................  1999    38,961          100.0             149                0.03              3.82
2 Center Court .....................  1998    30,600           99.3             348                0.07             11.45
11 Commerce Way ....................  1989    47,025          100.0             352                0.08              7.49
20 Commerce Way ....................  1992    42,540           85.9             371                0.08             10.15
29 Commerce Way ....................  1990    48,930          100.0             470                0.10              9.61
40 Commerce Way ....................  1987    50,576          100.0             544                0.12             10.76
45 Commerce Way ....................  1992    51,207          100.0             470                0.10              9.18
60 Commerce Way ....................  1988    50,333           56.9             346                0.07             12.08
80 Commerce Way ....................  1996    22,500           89.1             274                0.06             13.67
100 Commerce Way ...................  1996    24,600          100.0             300                0.06             12.20
120 Commerce Way ...................  1994     9,024          100.0              89                0.02              9.86
140 Commerce Way                      1994    26,881           99.5             264                0.06              9.87
--------------------------------------------------------------------------------------------------------------------------
TOTAL NEW JERSEY OFFICE/FLEX               1,744,193           89.2          13,238                2.87              8.51
--------------------------------------------------------------------------------------------------------------------------

                                PROPERTY LISTING

                             OFFICE/FLEX PROPERTIES
                                   (CONTINUED)

                                                                                             PERCENTAGE OF
                                                           PERCENTAGE                        TOTAL OFFICE,
                                                 NET         LEASED           ANNUAL       OFFICE/FLEX, AND        AVERAGE
                                              RENTABLE        AS OF            BASE           INDUSTRIAL/         BASE RENT
                                      YEAR      AREA        09/30/99           RENT         WAREHOUSE BASE       PER SQ. FT.
PROPERTY LOCATION                    BUILT    (SQ. FT.)      (%) (1)       ($000'S) (2)        RENT (%)            ($) (3)
--------------------------------------------------------------------------------------------------------------------------
WESTCHESTER COUNTY, NEW YORK
ELMSFORD
1 Westchester Plaza ................  1967    25,000          100.0             292                0.06             11.68
2 Westchester Plaza ................  1968    25,000          100.0             448                0.10             17.92
3 Westchester Plaza ................  1969    93,500          100.0           1,116                0.24             11.94
4 Westchester Plaza ................  1969    44,700           99.8             598                0.13             13.40
5 Westchester Plaza ................  1969    20,000           76.3             276                0.06             18.09
6 Westchester Plaza ................  1968    20,000          100.0             238                0.05             11.90
7 Westchester Plaza ................  1972    46,200          100.0             634                0.14             13.72
8 Westchester Plaza ................  1971    67,200          100.0             921                0.20             13.71
11 Clearbrook Road .................  1974    31,800          100.0             326                0.07             10.25
75 Clearbrook Road .................  1990    32,720          100.0             816                0.18             24.94
150 Clearbrook Road ................  1975    74,900          100.0           1,040                0.22             13.89
175 Clearbrook Road ................  1973    98,900           98.5           1,202                0.26             12.34
200 Clearbrook Road ................  1974    94,000           99.8           1,018                0.22             10.85
250 Clearbrook Road ................  1973   155,000           94.5           1,141                0.24              7.79
50 Executive Boulevard .............  1969    45,200           97.2             388                0.08              8.83
77 Executive Boulevard .............  1977    13,000          100.0             180                0.04             13.85
85 Executive Boulevard .............  1968    31,000           83.3             322                0.07             12.47
300 Executive Boulevard ............  1970    60,000           99.7             575                0.12              9.61
350 Executive Boulevard ............  1970    15,400           98.8             243                0.05             15.97
399 Executive Boulevard ............  1962    80,000          100.0             892                0.19             11.15
400 Executive Boulevard ............  1970    42,200          100.0             614                0.13             14.55
500 Executive Boulevard ............  1970    41,600          100.0             546                0.12             13.13
525 Executive Boulevard ............  1972    61,700          100.0             846                0.18             13.71
HAWTHORNE
4 Skyline Drive ....................  1987    80,600          100.0           1,195                0.26             14.83
8 Skyline Drive ....................  1985    50,000           98.9             646                0.14             13.06
10 Skyline Drive ...................  1985    20,000          100.0             281                0.06             14.05
11 Skyline Drive ...................  1989    45,000          100.0             676                0.15             15.02
12 Skyline Drive (4) ...............  1999    46,850          100.0             228                0.05              4.87
15 Skyline Drive ...................  1989    55,000          100.0             915                0.20             16.64
200 Saw Mill River Road ............  1965    51,100          100.0             628                0.13             12.29
YONKERS
1 Odell Plaza ......................  1980   106,000          100.0           1,227                0.26             11.58
5 Odell Plaza ......................  1983    38,400           99.6             489                0.10             12.79
7 Odell Plaza ......................  1984    42,600           99.6             650                0.14             15.32
4 Executive Plaza ..................  1986    80,000           99.9           1,029                0.22             12.88
6 Executive Plaza ..................  1987    80,000           90.4             989                0.21             13.68
100 Corporate Boulevard ............  1987    78,000           89.5           1,011                0.22             14.48
200 Corporate Boulevard South         1990    84,000           99.8           1,357                0.29             16.19
--------------------------------------------------------------------------------------------------------------------------
TOTAL NEW YORK OFFICE/FLEX                 2,076,570           98.1          25,993                5.58             12.76
--------------------------------------------------------------------------------------------------------------------------

FAIRFIELD COUNTY, CONNECTICUT
STAMFORD
419 West Avenue ....................  1986    88,000           97.5           1,516                0.33             17.67
500 West Avenue ....................  1988    25,000           82.3             338                0.07             16.43
550 West Avenue ....................  1990    54,000          100.0             778                0.17             14.41
650 West Avenue (4)                   1998    40,000          100.0             559                0.12             13.98
--------------------------------------------------------------------------------------------------------------------------
TOTAL CONNECTICUT OFFICE/FLEX                207,000           96.8           3,191                0.69             15.93
--------------------------------------------------------------------------------------------------------------------------

TOTAL OFFICE/FLEX PROPERTIES               4,027,763           94.2          42,422                9.14             11.18
==========================================================================================================================

                                PROPERTY LISTING

                       THE INDUSTRIAL/WAREHOUSE PROPERTIES

                                                                                             PERCENTAGE OF
                                                           PERCENTAGE                        TOTAL OFFICE,
                                                 NET         LEASED           ANNUAL       OFFICE/FLEX, AND        AVERAGE
                                              RENTABLE        AS OF            BASE           INDUSTRIAL/         BASE RENT
                                      YEAR      AREA        09/30/99           RENT         WAREHOUSE BASE       PER SQ. FT.
PROPERTY LOCATION                    BUILT    (SQ. FT.)      (%) (1)       ($000'S) (2)        RENT (%)            ($) (3)
--------------------------------------------------------------------------------------------------------------------------
WESTCHESTER COUNTY, NEW YORK
ELMSFORD
1 Warehouse Lane ...................  1957     6,600          100.0              57                0.01              8.64
2 Warehouse Lane ...................  1957    10,900          100.0             122                0.03             11.19
3 Warehouse Lane ...................  1957    77,200          100.0             290                0.06              3.76
4 Warehouse Lane ...................  1957   195,500           97.4           1,871                0.40              9.83
5 Warehouse Lane ...................  1957    75,100           97.1             681                0.15              9.34
6 Warehouse Lane                      1982    22,100          100.0             506                0.11             22.90
--------------------------------------------------------------------------------------------------------------------------
TOTAL INDUSTRIAL/WAREHOUSE
   PROPERTIES                                387,400           98.1           3,527                0.76              9.28
--------------------------------------------------------------------------------------------------------------------------


TOTAL OFFICE, OFFICE/FLEX, AND
INDUSTRIAL/WAREHOUSE PROPERTIES           27,351,225           96.1         465,962              100.00             17.72
==========================================================================================================================

(1)  Based on all leases in effect as of September 30, 1999.
(2) Total base rent for the 12 months ended September 30, 1999, determined in accordance with generally accepted accounting principles ("GAAP"). Substantially all of the leases provide for annual base rents plus recoveries and escalation charges based upon the tenant's proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass through of charges for electrical usage. For those properties acquired or placed in service during the 12 months ended September 30, 1999, amounts are annualized, as per Note 4.
(3) Base rent for the 12 months ended September 30, 1999 divided by net rentable square feet leased at September 30, 1999. For those properties acquired or placed in service during the 12 months ended September 30, 1999, amounts are annualized, as per Note 4.
(4) As this property was acquired or placed in service during the 12 months ended September 30, 1999, the amounts represented for base rent are annualized. These annualized amounts may not be indicative of the property's results had the Operating Partnership owned or placed such property in service for the entire 12 months ended September 30, 1999.
(5) Excludes office space leased by the Operating Partnership.

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

Funds from operations for the three and nine month periods ended September 30, 1999 and 1998, as calculated in accordance with NAREIT's definition as published in March 1995, after adjustment for straight-lining of rents, are summarized in the following table (IN THOUSANDS):

                                                             Three Months                     Nine Months
                                                          Ended September 30,             Ended September 30,
--------------------------------------------------------------------------------------------------------------------------
                                                           1999            1998            1999             1998
--------------------------------------------------------------------------------------------------------------------------
Income before non-recurring charges, distributions
   to preferred unitholders and extraordinary item         $40,941        $ 39,087       $  123,533     $  111,107
Add: Real estate-related depreciation and
   amortization (1)                                         23,419          21,520           69,139         56,850
Deduct: Rental income adjustment for
   straight-lining of rents (1)                             (3,076)         (3,355)         (10,454)        (9,700)
--------------------------------------------------------------------------------------------------------------------------
Funds from operations, after adjustment
   for straight-lining of rents, before distributions
   to preferred unitholders                                $61,284        $ 57,252       $  182,218     $  158,257
Deduct: Distributions to preferred unitholders              (3,869)         (4,194)         (11,607)       (12,090)
--------------------------------------------------------------------------------------------------------------------------
Funds from operations, after adjustment for
   straight-lining of rents, after distributions
   to preferred unitholders                                $57,415        $ 53,058       $  170,611     $  146,167
==========================================================================================================================
Cash flows provided by operating activities                                              $  162,372     $ (151,792)
Cash flows used in investing activities                                                  $ (170,974)    $ (718,254)
Cash flows provided by financing activities                                              $    3,861     $  570,612
--------------------------------------------------------------------------------------------------------------------------
Basic weighted average units outstanding (2)                66,893          65,577           67,025         62,580
--------------------------------------------------------------------------------------------------------------------------
Diluted weighted average units outstanding (2)              73,731          73,044           73,936         69,983
--------------------------------------------------------------------------------------------------------------------------

(1) Includes FFO adjustments related to the Operating Partnership's investments in unconsolidated joint ventures.
(2)  See calculations for the amounts presented in the following reconciliation.

The following schedule reconciles the Operating Partnership's basic weighted average units to the diluted weighted average units presented above:

                                                                Three Months                    Nine Months
                                                             Ended September 30,            Ended September 30,
                                                            1999           1998            1999            1998
--------------------------------------------------------------------------------------------------------------------------
Basic weighted average units:                              66,893          65,577           67,025          62,580
Add: Weighted average preferred units                       6,618           7,160            6,642           6,890
         (after conversion to common units)
Stock options                                                 220             307              269             455
Stock Warrants                                                 --              --               --              58
--------------------------------------------------------------------------------------------------------------------------
Diluted weighted average units:                            73,731          73,044           73,936          69,983
==========================================================================================================================

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

PROPERTY COMPLIANCE
Our property managers have completed Phase I of the Project, a building by building survey of all of our properties to determine whether building support systems such as heat, power, light, security, garages and elevators will be affected by the advent of the Year 2000. Most of such systems either are already Year 2000 compliant or contain no computerized parts. Our property managers have completed Phase II of the Project, the development and implementation of action plans to modify, upgrade or replace non-compliant building systems. We have successfully completed the implementation of these action plans and replaced or upgraded identified non-compliant building systems. Our property managers have also completed Phase III of the Project, the testing of these installed building systems to assure Year 2000 compliance. Our testing results have confirmed the compliance of these installed building systems.

We have communicated with vendors of building systems or other services to our buildings regarding their Year 2000 compliance. In many instances, we will rely on the written representations from these vendors regarding the Year 2000 compliance of their product or service. We are also relying on assurances requested from utility providers of their Year 2000 compliance and their continued ability to provide uninterrupted service to our buildings. Substantially all of the costs necessary to modify, upgrade and/or replace identified building support systems for Year 2000 compliance have been incurred and were not material.

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

RISKS
The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect our results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party vendors and tenants, we are unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on our results of operations, liquidity or financial condition. However, our completion of the Project has significantly reduced our level of uncertainty about the Year 2000 problem. We believe that we have taken prudent measures to address possible Year 2000 failures and minimized the possibility of significant interruptions of normal operations.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Approximately $1.2 billion of the Operating Partnership's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of September 30, 1999 ranged from LIBOR plus 65 basis points to LIBOR plus 90 basis points.


SEPTEMBER 30, 1999

LONG-TERM DEBT,                                                                                                           FAIR
INCLUDING CURRENT PORTION           1999        2000      2001         2002         2003      THEREAFTER      TOTAL      VALUE
-----------------------------       ----        ----      ----         ----         ----      ----------      -----      -----
Fixed Rate                         $  490    $8,227   $    7,222     $11,015   $  195,773   $1,025,342   $ 1,248,069  $  1,204,128
Average Interest Rate              7.61%     6.67%        7.19%       7.02%        7.28%        7.27%         7.29%

Variable Rate                      $8,000             $  249,956                            $   72,204   $   330,160  $    330,160

                             MACK-CALI REALTY, L.P.


                          PART II -- OTHER INFORMATION



Item 1.           LEGAL PROCEEDINGS

                  Reference is made to "Other" in Note 13 (Commitments and Contingencies) to the Consolidated Financial Statements, which is specifically incorporated by reference herein.

Item 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  Reference is made to the tenth and eleventh paragraphs under "Common Units" in Note 11 (Redeemable Partnership Units) to the Consolidated Financial Statements, which are specifically incorporated by reference herein.

Item 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable.

Item 5.           OTHER INFORMATION

                  Effective as of the close of business on November 21, 1999, ChaseMellon Shareholder Services LLC will be terminated and replaced by EquiServe Trust Company, N.A., as the Corporation's transfer agent, registrar, and paying agent.

                             MACK-CALI REALTY, L.P.

                    PART II -- OTHER INFORMATION (CONTINUED)

                                ITEM 6 - EXHIBITS


(a)  Exhibits.

     The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed:

EXHIBIT NUMBER             EXHIBIT TITLE

3.1 Restated Charter of Mack-Cali Realty Corporation dated June 10, 1999, together with Articles Supplementary thereto (filed as Exhibit 3.1 to the General Partner's Form 8-K dated June 10, 1999 and as
                           Exhibit 4.2 to the Operating Partnership's Form 8-K dated July 6, 1999 and each incorporated herein by reference).

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

EXHIBIT NUMBER             EXHIBIT TITLE

4.4 Supplemental Indenture No. 2 dated as of August 2, 1999, by and among Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.4 to the Operating Partnership's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

10.1 Amended and Restated Employment Agreement dated as of July 1, 1999 between Mitchell E. Hersh and Mack-Cali Realty Corporation (filed as Exhibit 10.2 to the Operating Partnership's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

10.2 Second Amended and Restated Employment Agreement dated as of July 1, 1999 between Timothy M. Jones and Mack-Cali Realty Corporation (filed as Exhibit 10.3 to the Operating Partnership's Form 10-Q dated
                           June 30, 1999 and incorporated herein by reference).

10.3 Amended and Restated Employment Agreement dated as of July 1, 1999 between John R. Cali and Mack-Cali Realty Corporation (filed as Exhibit 10.4 to the Operating Partnership's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

10.4 Amended and Restated Employment Agreement dated as of July 1, 1999 between Brant Cali and Mack-Cali Realty Corporation (filed as Exhibit 10.5 to the Operating Partnership's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

10.5 Second Amended and Restated Employment Agreement dated as of July 1, 1999 between Barry Lefkowitz and Mack-Cali Realty Corporation (filed as Exhibit 10.6 to the Operating Partnership's Form 10-Q dated
                           June 30, 1999 and incorporated herein by reference).

10.6 Second Amended and Restated Employment Agreement dated as of July 1, 1999 between Roger W. Thomas and Mack-Cali Realty Corporation (filed as Exhibit 10.7 to the Operating Partnership's Form 10-Q dated
                           June 30, 1999 and incorporated herein by reference).

10.7 Restricted Share Award Agreement dated as of July 1, 1999 between Mitchell E. Hersh and Mack-Cali Realty Corporation (filed as Exhibit 10.8 to the Operating Partnership's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

10.8 Restricted Share Award Agreement dated as of July 1, 1999 between Timothy M. Jones and Mack-Cali Realty Corporation (filed as Exhibit 10.9 to the Operating Partnership's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

10.9 Restricted Share Award Agreement dated as of July 1, 1999 between John R. Cali and Mack-Cali Realty Corporation (filed as Exhibit 10.10 to the Operating Partnership's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

EXHIBIT NUMBER             EXHIBIT TITLE

10.10 Restricted Share Award Agreement dated as of July 1, 1999 between Brant Cali and Mack-Cali Realty Corporation (filed as Exhibit 10.11 to the Operating Partnership's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

10.11 Restricted Share Award Agreement dated as of July 1, 1999 between Barry Lefkowitz and Mack-Cali Realty Corporation (filed as Exhibit 10.12 to the Operating Partnership's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

10.12 Restricted Share Award Agreement dated as of July 1, 1999 between Roger W. Thomas and Mack-Cali Realty Corporation (filed as Exhibit 10.13 to the Operating Partnership's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

10.13 Credit Agreement, dated as of December 10, 1997, by and among Cali Realty, L.P. and the other signatories thereto (filed as Exhibit 10.122 to the General Partner's Form 8-K dated December 11, 1997 and incorporated herein by reference).

10.14 Amendment No. 1 to Revolving Credit Agreement dated July 20, 1998, by and among Mack-Cali Realty, L.P. and The Chase Manhattan Bank, Fleet National Bank and Other Lenders Which May Become Parties Thereto (filed as Exhibit 10.5 to the Operating Partnership's Form 10-K dated December 31, 1998 and incorporated herein by reference).

10.15 Amendment No. 2 to Revolving Credit Agreement dated December 30, 1998, by and among Mack-Cali Realty, L.P. and The Chase Manhattan Bank, Fleet National Bank and Other Lenders Which May Become Parties Thereto (filed as Exhibit 10.6 to the Operating Partnership's Form 10-K dated December 31, 1998 and incorporated herein by reference).

10.16 Contribution and Exchange Agreement among The MK Contributors, The MK Entities, The Patriot Contributors, The Patriot Entities, Patriot American Management and Leasing Corp., Cali Realty, L.P. and Cali Realty Corporation, dated September 18, 1997 (filed as Exhibit 10.98 to the General Partner's Form 8-K dated September 19, 1997 and incorporated herein by reference).

10.17 First Amendment to Contribution and Exchange Agreement, dated as of December 11, 1997, by and among the Company and the Mack Group (filed as Exhibit 10.99 to the General Partner's Form 8-K dated December 11, 1997 and incorporated herein by reference).

27                         Financial Data Schedule


(b) Reports on Form 8-K.

     During the quarter ended September 30, 1999, the Operating Partnership filed a Current Report on Form 8-K dated July 6, 1999.

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



                                  MACK-CALI REALTY, L.P.
                                  ------------------------------------
                                  (Registrant)
                                  By:  Mack-Cali Realty Corporation,
                                       as its General Partner


Date: November 12, 1999           /s/ MITCHELL E. HERSH
                                  ------------------------------------
                                  Mitchell E. Hersh
                                  Chief Executive Officer


Date: November 12, 1999           /s/ BARRY LEFKOWITZ
                                  -----------------------------------
                                  Barry Lefkowitz
                                  Executive Vice President &
                                  Chief Financial Officer