Form 10-K405
period 1999-12-31
MACK CALI REALTY L P
filed 2000-03-16
CIK 1067063

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1999

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 333-57103

                             MACK-CALI REALTY, L.P.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

         Delaware                                              22-3315804
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)

 11 Commerce Drive, Cranford, New Jersey                        07016-3599
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip code)

                                 (908) 272-8000
                                 --------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

  (Title of Each Class)              (Name of Each Exchange on Which Registered)

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. |X|

      LOCATION OF EXHIBIT INDEX: The index of exhibits is contained in Part IV herein on page number 63.

      DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Mack-Cali Realty Corporation's definitive proxy statement to be issued in conjunction with the Mack-Cali Realty Corporation's annual meeting of shareholders to be held on May 16, 2000 are incorporated by reference in Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                    FORM 10-K

PART I                                                                  Page No.
                                                                        --------

      Item 1   Business .............................................       3
      Item 2   Properties ...........................................      17
      Item 3   Legal Proceedings.....................................      47
      Item 4   Submission of Matters to a Vote of Security Holders...      47

PART II

      Item 5   Market for Registrant's Common Stock and Related
                 Stockholder Matters ................................      47
      Item 6   Selected Financial Data...............................      48
      Item 7   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.................      50
      Item 7a  Quantitative and Qualitative Disclosures About
                 Market Risk ........................................      62
      Item 8   Financial Statements and Supplementary Data...........      62
      Item 9   Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure..............      62

PART III

      Item 10  Directors and Executive Officers of the Registrant ...      62
      Item 11  Executive Compensation................................      62
      Item 12  Security Ownership of Certain Beneficial Owners
                 and Management .....................................      62
      Item 13  Certain Relationships and Related Transactions .......      63

PART IV

      Item 14  Exhibits, Financial Statements, Schedules and
                 Reports on Form 8-K ................................      63

                                     PART I

ITEM 1. BUSINESS

GENERAL

Mack-Cali Realty, L.P., a Delaware limited partnership, (together with its subsidiaries, the "Operating Partnership"), is a majority-owned subsidiary of Mack-Cali Realty Corporation, a Maryland corporation (the "Corporation"). The Operating Partnership owns and operates a portfolio comprised predominantly of Class A office and office/flex properties located primarily in the Northeast, as well as commercial real estate leasing, management, acquisition, development and construction businesses. As of December 31, 1999, the Operating Partnership owned or had interests in 259 properties, aggregating approximately 28.6 million square feet, plus developable land (collectively, the "Properties"). The Properties are comprised of: (a) 253 wholly-owned or Operating Partnership-controlled properties consisting of 155 office buildings and 85 office/flex buildings totaling approximately 27.0 million square feet, six industrial/warehouse properties totaling approximately 387,400 square feet, two multi-family residential complexes consisting of 451 units, two stand-alone retail properties and three land leases (collectively, the "Consolidated Properties"); and (b) five office buildings and one office/flex building aggregating 1.2 million square feet, owned by unconsolidated joint ventures in which the Operating Partnership has investment interests (see "Investments in Unconsolidated Joint Ventures"). Unless otherwise indicated, all references to square feet represent net rentable area. As of December 31, 1999, the office, office/flex and industrial/warehouse properties, included in the Consolidated Properties, were approximately 96.5 percent leased to over 2,400 tenants. The Properties are located in 12 states, primarily in the Northeast, plus the District of Columbia.

The general partner of the Operating Partnership is the Corporation, which has elected to be treated and operated so as to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. The common stock, par value $0.01 (the "Common Stock") of the Corporation is listed on the New York Stock Exchange and the Pacific Exchange under the symbol "CLI." Substantially all of the Corporation's interests in the Properties are held through, and its operations are conducted through, the Operating Partnership, or through entities controlled by the Operating Partnership. As of March 1, 2000, 58,477,635 shares of Common Stock were outstanding. Also, as of March 1, 2000, the Corporation owned a 79.9 percent general partnership interest in the Operating Partnership, assuming conversion of all preferred limited partnership units of the Operating Partnership into common limited partnership units. Without giving effect to the preferred limited partnership units of the Operating Partnership, the Corporation would own an 87.8 percent general partnership interest in the Operating Partnership. As used herein, the term "Units" refers to common limited partnership interests in the Operating Partnership. Units are redeemable for an equal number of shares of Common Stock or cash.

The Operating Partnership's strategy has been to focus its acquisition, operation and development of office properties in markets and sub-markets where it is, or can become, a significant and preferred owner and operator. The Operating Partnership believes that its Properties have excellent locations and access and are well-maintained and professionally managed. As a result, the Operating Partnership believes that its Properties attract high quality tenants and achieve among the highest rental, occupancy and tenant retention rates within their markets. The Operating Partnership will continue this strategy by expanding, through acquisitions or development in markets and sub-markets where it has, or can achieve, similar status. Consistent with its growth strategy, during 1999, the Operating Partnership, directly or through joint ventures in which it has ownership interests, acquired or placed in service 11 office and office/flex properties, aggregating approximately 806,142 square feet, for an aggregate cost to the Operating Partnership of approximately $105.6 million. Management believes that the recent trend towards increasing rental and occupancy rates in the Operating Partnership's sub-markets continues to present significant opportunities for internal growth. The Operating Partnership, directly or through joint ventures, is underway with the construction of 11 office and office/flex buildings. The Operating Partnership may also develop additional properties in such sub-markets, particularly with a view towards development of the Operating Partnership's vacant land holdings, which principally are located adjacent to the Operating Partnership's existing properties. Management believes that its extensive market knowledge provides the Operating Partnership with a significant competitive advantage which is further enhanced by its strong reputation for, and emphasis on, delivering highly responsive, professional management services. See "Business Strategies -- Growth".

The principals of Cali Associates, the entity to whose business the Operating Partnership succeeded in 1994, have been involved in the development, leasing, management, operation and disposition of commercial and residential properties in Northern and Central New Jersey for over 50 years and have been primarily focusing on office building development for the past 20 years. In January 1997, the Operating Partnership acquired 65 Class A properties located in Westchester County, New York and Fairfield County, Connecticut, aggregating approximately
4.1 million square feet from the Robert Martin Company, LLC and affiliates for a total cost of approximately $450.0 million ("RM Transaction"). In December 1997, the Operating Partnership acquired 54 Class A office properties, primarily in New Jersey and Texas, aggregating approximately 9.2 million square feet, from The Mack Company and Patriot American Office Group for a total cost of approximately $1.1 billion ("Mack Transaction"). Upon the completion of the Mack Transaction, the Operating Partnership changed its name from Cali Realty, L.P. to Mack-Cali Realty, L.P.

The Operating Partnership's executive officers have been employed by the Corporation and/or its predecessor companies for an average of approximately 10 years. The Operating Partnership and its predecessors have extensive development experience, having developed 12.5 million square feet or 43.7 percent of the Operating Partnership's portfolio.

The Operating Partnership performs substantially all construction, development, leasing, management and tenant improvements on an "in-house" basis and is self-administered and self-managed. The Operating Partnership was formed on May 31, 1994. The Operating Partnership's executive offices are located at 11 Commerce Drive, Cranford, New Jersey 07016, and its telephone number is (908) 272-8000. The Corporation has an internet website at "www.mack-cali.com".

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

Communication with tenants: The Operating Partnership's property management department emphasizes frequent communication with tenants to ensure first-class service to the Properties. Property managers generally are located on site at the Properties to provide convenient access to management and to ensure that the Properties are well-maintained. Property management's primary responsibility is to ensure that buildings are operated at peak efficiency in order to meet both the Operating Partnership's and tenants' needs and expectations. The property managers additionally budget and oversee capital improvements and building system upgrades to enhance the Properties' competitive advantages in their markets.

Additionally, the Operating Partnership's in-house leasing representatives develop and maintain long-term relationships with the Operating Partnership's diverse tenant base and coordinate leasing, expansion, relocation and build-to-suit opportunities within the Operating Partnership's portfolio. This approach allows the Operating Partnership to offer office space in the appropriate size and location to current or prospective tenants in any of its sub-markets.

Growth

The Operating Partnership's objectives are to maximize growth in funds from operations and to enhance the value of its portfolio through effective management, acquisition and development strategies, as follows:

Internal Growth: The Operating Partnership seeks to maximize the value of its existing portfolio through implementing operating strategies to produce increased effective rental and occupancy rates and decreased concession and tenant installation costs. The Operating Partnership believes that it has a unique opportunity for internal growth through re-leasing space at higher effective rents with contractual rent increases and developing or redeveloping space for its diverse base of high credit tenants, including AT&T Corporation, Arthur Anderson and IBM Corporation. In addition, the Operating Partnership's management seeks volume discounts to take advantage of the Operating Partnership's size and dominance in particular sub-markets, and operating efficiencies through the use of in-house management, leasing, marketing, financing, accounting, legal, development and construction functions. The Operating Partnership believes that these factors combined should allow the Operating Partnership internal growth over the next several years.

Acquisitions: The Operating Partnership also believes that growth opportunities exist through acquiring operating or redevelopment properties with attractive returns in sub-markets where, based on its expertise in leasing, managing and operating properties, it is or can become, a significant and preferred owner and operator. The Operating Partnership will acquire, invest in or redevelop additional properties that: (i) provide attractive initial yields with significant potential for growth in cash flow from operations; (ii) are well-located, of high quality and competitive in their respective sub-markets;
(iii) are located in its existing sub-markets or in sub-markets in which the Operating Partnership can become a significant and preferred owner or operator; and (iv) have been under-managed or are otherwise capable of improved performance through intensive management, capital improvements and/or leasing that will result in increased occupancy and rental revenues.

Development: In addition, the Operating Partnership owns 368 acres of land held for development, on which it can build up to approximately 10.4 million square feet of office and other space. The Operating Partnership may selectively develop buildings where such development will result in a favorable risk-adjusted return on investment in coordination with the above operating strategies. Such development will primarily occur only when leases have been executed prior to construction, in stable sub-markets where the demand for such space exceeds available supply, and where the Operating Partnership is, or can become, a significant and preferred owner and operator.

Financial

The Operating Partnership currently intends to maintain a ratio of debt-to-total market capitalization (total debt of the Operating Partnership as a percentage of the total market value of issued and outstanding units, including interests redeemable therefor, plus total debt) of approximately 50 percent or less. The Operating Partnership has three investment grade credit ratings. Standard & Poor's Rating Services ("S&P") and Duff and Phelps Credit Rating Co. ("DCR") have each assigned their BBB rating to existing and prospective senior unsecured debt of the Operating Partnership. S&P and DCR have also assigned their BBB-rating to prospective preferred stock offerings of the Corporation. Moody's Investors Service has assigned its Baa3 rating to existing and prospective senior unsecured debt of the Operating Partnership and its Ba1 rating to prospective preferred stock offerings of the Corporation. Although there is no limit in the Operating Partnership's organizational documents on the amount of indebtedness that the Operating Partnership may incur or the requirement for maintenance of investment grade credit ratings, the Operating Partnership has entered into certain financial agreements which contain covenants that limit the Operating Partnership's ability to incur indebtedness under certain circumstances. The Operating Partnership also intends to conduct its operations and resulting financial position in order to maintain its investment grade rated status. As of December 31, 1999, the Operating Partnership's total debt constituted approximately 42.8 percent of the total market capitalization of the Operating Partnership. The Operating Partnership will utilize the most appropriate sources of capital for future acquisitions, development, capital improvements and other investments, which may include funds from operating activities, proceeds from property sales, short-term and long-term borrowings (including draws on the Operating Partnership's revolving credit facilities), and issuances of additional debt or equity securities.

EMPLOYEES

As of December 31, 1999, the Operating Partnership had no employees. The Corporation had over 400 employees.

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

There can be no assurance that (i) future laws, ordinances or regulations will not impose any material environmental liability, (ii) the current environmental condition of the Properties will not be affected by tenants, by the condition of land or operations in the vicinity of the Properties (such as the presence of underground storage tanks), or by third parties unrelated to the Operating Partnership, or (iii) the Operating Partnership's assessments reveal all environmental liabilities and that there are no material environmental liabilities of which the Operating Partnership is aware. If compliance with the various laws and regulations, now existing or hereafter adopted, exceeds the Operating Partnership's budgets for such items, the Operating Partnership's ability to make expected distributions to stockholders could be adversely affected.

There are no other laws or regulations which have a material effect on the Operating Partnership's operations, other than typical federal, state and local laws affecting the development and operation of real property, such as zoning laws.

INDUSTRY SEGMENTS

The Operating Partnership operates in only one industry segment - real estate. The Operating Partnership does not have any foreign operations and its business is not seasonal.

RECENT DEVELOPMENTS

The Operating Partnership's funds from operations (after adjustment for straight-lining of rents) for the year ended December 31, 1999 was $244.2 million as compared to $216.9 million for the year ended December 31, 1998. As a result of the Operating Partnership's improved operating performance, in September 1999, the Corporation announced a 5.5 percent increase in its regular quarterly dividend and distribution, commencing with the third quarter of 1999, from $0.55 per share ($2.20 per share of Common Stock on an annualized basis) to $0.58 per share of Common Stock ($2.32 per share of Common Stock on an annualized basis). The Corporation declared a cash dividend of $0.58 per share on December 17, 1999 to shareholders of record on January 4, 2000. Also, on that date, the Operating Partnership declared a cash distribution to the limited partners in the Operating Partnership of $0.58 per Unit. The dividend and distributions were paid on January 21, 2000.

In 1999, the Operating Partnership:

      o acquired six operating properties aggregating 402,886 square feet at a total cost of approximately $46.5 million,

      o placed in service five properties aggregating 403,256 square feet at a total cost of approximately $59.1 million,

      o acquired three developable land parcels at a total cost of approximately $20.3 million (with construction of office properties having been commenced on two of the acquired parcels), and

      o sold two office properties aggregating 189,851 square feet for an aggregate sales price of approximately $18.0 million.

The completion of these transactions had a net increase to the total square footage of the Operating Partnership's portfolio of 2.3 percent.

The Operating Partnership, together with seven other public and private real estate companies and venture capital firm Kleiner Perkins Caufield & Byers, formed BroadBand Office, Inc. to provide telecommunication and internet services primarily to office building users nationwide. As part of the agreement, the Operating Partnership agreed to allow access for the provision of telecommunication and internet services to tenants at a portion of the Operating Partnership's properties. The Operating Partnership owns approximately 8 percent of BroadBand Office, Inc.

Operating Property Acquisitions

The Operating Partnership acquired the following operating properties during the year ended December 31, 1999:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      Investment by
Acquisition                                                                                # of        Rentable         Operating
  Date       Property/Portfolio Name              Location                                Bldgs.      Square Feet    Partnership (a)
------------------------------------------------------------------------------------------------------------------------------------
Office
3/05/99      Pacifica Portfolio - Phase III (b)   Colorado Springs, El Paso County, CO      2           94,737           $  5,709
7/21/99      1201 Connecticut Avenue, NW          Washington, D.C.                          1          169,549             32,799
------------------------------------------------------------------------------------------------------------------------------------
Total Office Property Acquisitions:                                                         3          264,286           $ 38,508
------------------------------------------------------------------------------------------------------------------------------------

Office/Flex
12/21/99     McGarvey Portfolio - Phase III (c)   Moorestown, Burlington County, NJ         3          138,600           $  8,012
------------------------------------------------------------------------------------------------------------------------------------
Total Office/Flex Property Acquisition:                                                     3          138,600           $  8,012
------------------------------------------------------------------------------------------------------------------------------------

Total Operating Property Acquisitions:                                                      6          402,886           $ 46,520
====================================================================================================================================

Properties Placed In Service
The Operating Partnership placed in service the following properties through the completion of development or redevelopment during the year ended December 31, 1999:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   Investment by
Date Placed                                                                             # of        Rentable         Operating
in Service   Property Name                     Location                                Bldgs.      Square Feet    Partnership (a)
------------------------------------------------------------------------------------------------------------------------------------
Office
8/09/99      2115 Linwood Avenue               Fort Lee, Bergen County, NJ               1            68,000          $  8,147
11/01/99     795 Folsom Street (d)             San Francisco, San Francisco County, CA   1           183,445            37,337
------------------------------------------------------------------------------------------------------------------------------------
Total Office Properties Placed in Service:                                               2           251,445          $ 45,484
------------------------------------------------------------------------------------------------------------------------------------

Office/Flex
3/01/99      One Center Court                  Totowa, Passaic County, NJ                1            38,961          $  2,140
9/17/99      12 Skyline Drive                  Hawthorne, Westchester County, NY         1            46,850             5,023
12/10/99     600 West Avenue (e)               Stamford, Fairfield County, CT            1            66,000             5,429
------------------------------------------------------------------------------------------------------------------------------------
Total Office/Flex Properties Placed in Service:                                          3           151,811          $ 12,592
------------------------------------------------------------------------------------------------------------------------------------

Land Lease
2/01/99      Horizon Center Business Park (f)  Hamilton Township, Mercer County, NJ    N/A        27.7 acres          $  1,007
------------------------------------------------------------------------------------------------------------------------------------
Total Land Lease Transactions:                                                                    27.7 acres          $  1,007
------------------------------------------------------------------------------------------------------------------------------------

Total Properties Placed in Service:                                                      5           403,256          $ 59,083
====================================================================================================================================

(a) Unless otherwise noted, transactions were funded by the Operating Partnership with funds primarily made available through draws on the Operating Partnership's credit facilities.
(b) William L. Mack, a current member of the Board of Directors of the Corporation and equity holder of the Operating Partnership, was an indirect owner of an interest in certain of the buildings contained in the Pacifica portfolio.
(c) The properties were acquired through the exercise of a purchase option obtained in the initial acquisition of the McGarvey portfolio in January 1998.
(d) On June 1, 1999, the building was acquired for redevelopment for approximately $34.3 million.
(e) On May 4, 1999, the Operating Partnership acquired, from an entity whose principals include Timothy M. Jones, Martin S. Berger and Robert F. Weinberg, each of whom are affiliated with the Operating Partnership as the President of the Corporation, a current member of the Board of Directors and a former member of the Board of Directors of the Corporation, respectively, approximately 2.5 acres of vacant land in the Stamford Executive Park, located in Stamford, Fairfield County, Connecticut. The Operating Partnership acquired the land for approximately $2.2 million.
(f) On February 1, 1999, the Operating Partnership entered into a ground lease agreement to lease 27.7 acres of developable land located at the Operating Partnership's Horizon Center Business Park, located in Hamilton Township, Mercer County, New Jersey on which Home Depot constructed a 134,000 square-foot retail store.

Land Transactions

On February 26, 1999, the Operating Partnership acquired approximately 2.3 acres of vacant land adjacent to one of the Operating Partnership's operating properties located in San Antonio, Bexar County, Texas for approximately $1.5 million, which was made available from the Operating Partnership's cash reserves.

On March 15, 1999, the Operating Partnership entered into a joint venture with SJP 106 Allen Road to form MC-SJP Pinson Development, LLC, which acquired vacant land located in Bernards Township, Somerset County, New Jersey. The venture has commenced construction of a 130,000 square-foot office building on this site. The Operating Partnership accounts for the joint venture on a consolidated basis.

On August 31, 1999, the Operating Partnership acquired, from an entity whose principals include Brant Cali, Executive Vice President and Chief Operating Officer of the Corporation and a member of the Board of Directors of the Corporation, and certain immediate family members of John J. Cali, Chairman of the Board of Directors of the Corporation, approximately 28.1 acres of developable land adjacent to two of the Operating Partnership's operating properties located in Roseland, Essex County, New Jersey for approximately $6.1 million. The acquisition was funded with cash and the issuance of 121,624 common units to the seller (see Note 12 to the Financial Statements). The Operating Partnership has commenced construction of a 220,000 square-foot office building on the acquired land.

In August 1999, the Operating Partnership entered into an agreement with SJP Properties Company ("SJP Properties") which provides for a cooperative effort in seeking approvals to develop up to approximately 1.8 million square feet of office development on certain vacant land owned or controlled, respectively, by the Operating Partnership and SJP Properties, in Hanover and Parsippany, Morris County, New Jersey. The agreement provides that the parties shall share equally in the costs associated with seeking such requisite approvals. Subsequent to obtaining the requisite approvals, upon mutual consent, the Operating Partnership and SJP Properties may enter into one or more joint ventures to construct on the vacant land, or seek to dispose of their respective vacant land parcels subject to the agreement.

Dispositions

On November 15, 1999, the Operating Partnership sold its 70,550 square-foot office building located at 400 Alexander Road in Princeton, Mercer County, New Jersey for net proceeds, after selling costs, of approximately $8.6 million.

On December 15, 1999, the Operating Partnership sold its 119,301 square-foot office building located at 20002 North 19th Avenue in Phoenix, Maricopa County, Arizona for net proceeds, after selling costs, of approximately $8.8 million.

INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

The following is a summary of the Operating Partnership's net investments in unconsolidated joint ventures as of December 31, 1999:

                                                         Operating Partnership's
                                                             Net Investments
                                                              (in thousands)
--------------------------------------------------------------------------------
Pru-Beta 3                                                       $17,072
HPMC                                                              23,337
G&G Martco                                                         8,352
American Financial Exchange L.L.C.                                11,571
Ramland Realty Associates L.L.C.                                   2,697
Ashford Loop Associates L.P.                                       6,073
ARCap Investors, L.L.C.                                           20,032
--------------------------------------------------------------------------------
Total                                                            $89,134
================================================================================

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

HPMC (Continental Grand II/Summit Ridge/Lava Ridge): On April 23, 1998, the Operating Partnership entered into a joint venture agreement with HCG Development, L.L.C. and Summit Partners I, L.L.C. to form HPMC Development Partners, L.P. and, on July 21, 1998, entered into a second joint venture named HPMC Development Partners II, L.P. (formerly known as HPMC Lava Ridge Partners, L.P.) with these same parties. HPMC Development Partners, L.P.'s efforts have focused on two development projects, commonly referred to as Continental Grand II and Summit Ridge. Continental Grand II is a 4.2 acre site located in El Segundo, Los Angeles County, California, acquired by the venture upon which it has constructed and placed in service a 237,360 square-foot office property. Summit Ridge is a 7.3 acre site located in San Diego, San Diego County, California, acquired by the venture upon which it has commenced construction of three one-story buildings aggregating 133,750 square feet of office/flex space. HPMC Development Partners II, L.P.'s efforts have focused on three development projects, commonly referred to as Lava Ridge, Peninsula Gateway and Stadium Gateway. Lava Ridge is a 12.1 acre site located in Roseville, Placer County, California, acquired by the venture upon which it has commenced construction of three two-story buildings aggregating 183,200 square feet of office space. Peninsula Gateway is a parcel of land purchased from the City of Daly City, California, for future development into office space, a hotel and other retail establishments. Stadium Gateway is a 1.5 acre site located in Anaheim, Orange County, California, to be acquired by the venture to develop a six-story office building aggregating 261,554 square feet. Among other things, the partnership agreements provide for a preferred return on the Operating Partnership's invested capital in each venture, in addition to 50 percent of such venture's profit above such preferred returns, as defined in each agreement.

G&G Martco (Convention Plaza): On April 30, 1998, the Operating Partnership acquired a 49.9 percent interest in an existing joint venture, known as G&G Martco, which owns Convention Plaza, a 305,618 square-foot office building, located in San Francisco, San Francisco County, California. A portion of its initial investment was financed through the issuance of common units (see Note 12 to the Financial Statements), as well as funds drawn from the Operating Partnership's credit facilities. Subsequently, on June 4, 1999, the Operating Partnership acquired an additional 0.1 percent interest in G&G Martco through the issuance of common units (see Note 12 to the Financial Statements). The Operating Partnership performs management and leasing services for the property owned by the joint venture.

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

Ramland Realty Associates L.L.C. (One Ramland Road): On August 20, 1998, the Operating Partnership entered into a joint venture agreement with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C. The venture was formed to own, manage and operate One Ramland Road, a 232,000 square-foot office/flex building plus adjacent developable land, located in Orangeburg, Rockland County, New York. In August 1999, the joint venture completed redevelopment of the property and placed the office/flex building in service. The Operating Partnership holds a 50 percent interest in the joint venture. The Operating Partnership performs management, leasing and other services for the property owned by the joint venture.

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

ARCap Investors, L.L.C.: On March 18, 1999, the Operating Partnership invested in ARCap Investors, L.L.C., a joint venture with several participants, which was formed to invest in sub-investment grade tranches of commercial mortgage-backed securities ("CMBS"). The Operating Partnership has invested $20.0 million in the venture. William L. Mack, a director and equity holder of the Operating Partnership, is a principal of the managing member of the venture.

North Pier At Harborside Residential Development: On August 5, 1999, the Operating Partnership entered into an agreement which, upon satisfaction of certain conditions, provides for the contribution of its North Pier at Harborside Financial Center, Jersey City, Hudson County, New Jersey to a joint venture with Lincoln Property Operating Partnership Southwest, Inc., in exchange for cash and an equity interest in the venture. The venture intends to develop residential housing on the property.

South Pier At Harborside Hotel Development: On November 17, 1999, the Operating Partnership entered into an agreement with Hyatt Corporation to develop a 350-room hotel on the Operating Partnership's South Pier at Harborside Financial Center, Jersey City, Hudson County, New Jersey, subject to the satisfaction of certain conditions.

FINANCING ACTIVITY

During 1999, in conjunction with the funding of certain acquisitions as well as redemption of the remaining contingent units issued in the Mack Transaction, the Operating Partnership issued a total of 397,107 common operating partnership units ("Common Units") with a total value of approximately $11.5 million at time of issuance.

During 1999, pursuant to a share repurchase program approved by the Board of Directors of the Corporation in August 1998, the Corporation purchased in the open market, for constructive retirement, 1,014,500 shares of its outstanding Common Stock for an aggregate cost of approximately $27.5 million. Concurrent with these purchases, the Corporation sold to the Operating Partnership 1,014,500 Common Units for approximately $27.5 million.

On March 16, 1999, the Operating Partnership issued $600.0 million, face amount, of senior unsecured notes with interest payable semi-annually in arrears. The total proceeds from the issuance (net of selling commissions and discount) of approximately $593.5 million were used to pay down outstanding borrowings under the 1998 Unsecured Facility, as defined in Note 9 to the financial statements, and to pay off certain mortgage loans. The senior unsecured notes were issued at a discount of approximately $2.7 million, which is being amortized over the terms of the respective tranches as an adjustment to interest expense.

On August 2, 1999, the Operating Partnership issued an additional $185.3 million of senior unsecured notes with interest payable monthly. The Operating Partnership used the proceeds to retire the TIAA Mortgage, as defined in Note 10 to the financial statements.

The Operating Partnership's total senior unsecured notes are redeemable at any time at the option of the Operating Partnership, subject to certain conditions including yield maintenance.

In November 1999, the Operating Partnership received $2.2 million in settlement of a forward treasury rate lock agreement entered into in 1998, which is being amortized to interest expense over the three-year period.

RISK FACTORS

Our results from operations and ability to pay dividends on our equity and debt service on our indebtedness may be affected by the risk factors set forth below. All investors should consider the following risk factors before deciding to purchase securities of the Operating Partnership. The Operating Partnership refers to itself as "we" or "our" in the following risk factors and in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Disruption in Operations Due to Year 2000 Problems".

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

General: Our ability to make distributions or payments to our investors depends on the ability of our properties to generate funds in excess of operating expenses (including scheduled principal payments on debt and capital expenditure requirements). Events or conditions that are beyond our control may adversely affect our operations and the value of our properties. Such events or conditions could include:

      o     changes in the general economic climate;

      o changes in local conditions such as oversupply of office space or a reduction in demand for office space;

      o     decreased attractiveness of our properties to potential tenants;

      o     competition from other office and office/flex buildings;

      o     our inability to provide adequate maintenance;

      o increased operating costs, including insurance premiums and real estate taxes, due to inflation and other factors which may not necessarily be offset by increased rents;

      o changes in laws and regulations (including tax, environmental and housing laws and regulations) and agency or court interpretations of such laws and regulations and the related costs of compliance;

      o     changes in interest rate levels and the availability of financing;

      o     the inability of a significant number of tenants to pay rent;

      o     our inability to rent office space on favorable terms; and

      o civil unrest, earthquakes and other natural disasters or acts of God that may result in uninsured losses.

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

Competition for acquisitions may result in increased prices for properties: We plan to acquire additional properties in New Jersey, New York and Pennsylvania and in the Northeast generally. We may be competing for investment opportunities with entities that have greater financial resources and more experienced managers. Several office building developers and real estate companies may compete with us in seeking properties for acquisition, land for development and prospective tenants. Such competition may adversely affect our ability to make distributions or payments to our investors by:

      o reducing the number of suitable investment opportunities offered to us;

      o     increasing the bargaining power of property owners;

      o     interfering with our ability to attract and retain tenants;

      o increasing vacancies which lowers market rental rates and limits our ability to negotiate rental rates; and/or

      o     adversely affecting our ability to minimize expenses of operation.

Development of real estate could be costly: As part of our operating strategy, we may acquire land for development under certain conditions. Included among the risks of the real estate development business are the following, which may adversely affect our ability to make distributions or payments to our investors:

      o financing for development projects may not be available on favorable terms;

      o long-term financing may not be available upon completion of construction; and

      o failure to complete construction on schedule or within budget may increase debt service expense and construction costs.

Debt financing could adversely affect our economic performance.

Scheduled debt payments and refinancing could adversely affect our financial condition: We are subject to the risks normally associated with debt financing. These risks, including the following, may adversely affect our ability to make distributions or payments to our investors:

      o our cash flow may be insufficient to meet required payments of principal and interest;

      o payments of principal and interest on borrowings may leave us with insufficient cash resources to pay operating expenses;

      o we may not be able to refinance indebtedness on our properties at maturity; and

      o if refinanced, the terms of refinancing may not be as favorable as the original terms of the related indebtedness.

As of December 31, 1999, we had total outstanding indebtedness of $1.5 billion comprised of $782.8 million of senior unsecured notes, outstanding borrowings of $177.0 million under our unsecured $1.0 billion revolving credit facility and approximately $530.4 million of mortgage indebtedness. We may have to refinance the principal due on our mortgage indebtedness at maturity, and we may not be able to refinance any indebtedness we incur in the future.

If we are unable to refinance our indebtedness on acceptable terms, or at all, events or conditions that may adversely affect our ability to make distributions or payments to our investors include the following:

o we may need to dispose of one or more of our properties upon disadvantageous terms;

o prevailing interest rates or other factors at the time of refinancing could increase interest rates and, therefore, our interest expense;

o if we mortgage property to secure payment of indebtedness and are unable to meet mortgage payments, the mortgagee could foreclose upon such property or appoint a receiver to receive an assignment of our rents and leases; and

o foreclosures upon mortgaged property could create taxable income without accompanying cash proceeds and, therefore, hinder our ability to meet the real estate investment trust distribution requirements of the Internal Revenue Code.

Rising interest rates may adversely affect our cash flow: Outstanding borrowings of approximately $177.0 million (as of December 31, 1999) under our revolving credit facilities and approximately $72.2 million (as of December 31, 1999) of our mortgage indebtedness bear interest at variable rates. We may incur additional indebtedness in the future that also bears interest at variable rates. Variable rate debt creates higher debt service requirements if market interest rates increase. Higher debt service requirements could adversely affect our ability to make distributions or payments to our investors or cause us to default under certain debt covenants.

Our degree of leverage could adversely affect our cash flow: We fund acquisition opportunities and development partially through short-term borrowings (including our revolving credit facilities), as well as out of undistributed cash. We expect to refinance projects purchased with short-term debt either with long-term indebtedness or equity financing depending upon the economic conditions at the time of refinancing. The Board of Directors of Mack-Cali Realty Corporation, our general partner, has a general policy of limiting the ratio of our indebtedness to total market capitalization (total debt as a percentage of the total market value of the issued and outstanding shares of Mack-Cali Realty Corporation's common stock, including interests redeemable therefore, plus total debt) to 50 percent or less, although there is no limit in Mack-Cali Realty Corporation's or our organizational documents on the amount of indebtedness that we may incur. However, we have entered into certain financial agreements which contain financial and operating covenants that limit our ability under certain circumstances to incur additional secured and unsecured indebtedness. The Board of Directors could alter or eliminate its current policy on borrowing at any time in its discretion. If this policy were changed, we could become more highly leveraged, resulting in an increase in debt service that could adversely affect our cash flow and our ability to make distributions or payments to our investors and could cause an increased risk of default on our obligations.

Any unsecured indebtedness that we may issue is effectively subordinated to our secured indebtedness and indebtedness of our subsidiaries: Any unsecured indebtedness that we may issue will be effectively subordinated to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness and indebtedness of our subsidiaries. As of December 31, 1999, our total secured indebtedness (including secured indebtedness issued by our subsidiaries) was approximately $530.4 million. Consequently, in the event we are involved in a bankruptcy, liquidation, dissolution, reorganization or similar proceeding, the holders of any secured indebtedness will be entitled to proceed against the collateral that secures any such secured indebtedness, and such collateral will not be available for satisfaction of any amounts owned under our unsecured indebtedness, including the notes. In addition, in the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding of our subsidiaries, holders of indebtedness of our subsidiaries (whether secured or unsecured) and trade creditors of our subsidiaries generally will be entitled to payment of their claims from the assets of those subsidiaries before any assets are made available for distribution to us.

We are dependent on our key personnel whose continued service is not guaranteed.

We are dependent upon our executive officers for strategic business direction and real estate experience. While we believe that we could find replacements for these key personnel, loss of their services could adversely affect our operations. We have entered into an employment agreement (including non-competition provisions) which provides for a continuous four-year employment term with each of Mitchell E. Hersh, Brant B. Cali, John R. Cali, Timothy M. Jones, Barry Lefkowitz and Roger W. Thomas. We do not have key man life insurance for our executive officers.

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

In addition, the consent of the holders of at least 85 percent of our partnership units is required: (i) to merge (or permit the merger of) us with another unrelated person, pursuant to a transaction in which we are not the surviving entity; (ii) to dissolve, liquidate or wind us up; or (iii) to convey or otherwise transfer all or substantially all of our assets. As of December 31, 1999, Mack-Cali Realty Corporation, as our general partner, owned approximately
79.8 percent of our outstanding partnership units (assuming conversion of all preferred limited partnership units).

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

If Mack-Cali Realty Corporation fails to qualify as a real estate investment trust in any taxable year, it will be subject to the following:

      o     it will not be allowed a deduction for dividends to shareholders;

      o it will be subject to federal income tax at regular corporate rates, including any alternative minimum tax, if applicable; and

      o unless it is entitled to relief under certain statutory provisions, it will not be permitted to qualify as a real estate investment trust for the four taxable years following the year during which it was disqualified.

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

There is no public market for our unsecured indebtedness.

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

ITEM 2. PROPERTIES

PROPERTY LIST

As of December 31, 1999, the Operating Partnership's Properties consisted of 246 in-service office, office/flex and industrial/warehouse properties, ranging from one to 19 stories, as well as two multi-family residential properties, two stand-alone retail properties and three land leases. The Consolidated Properties are located primarily in the Northeast. The Consolidated Properties are easily accessible from major thoroughfares and are in close proximity to numerous amenities. The Consolidated Properties contain a total of approximately 27.4 million square feet, with the individual properties ranging from approximately 6,600 to 761,200 square feet. The Consolidated Properties, managed by on-site employees, generally have attractively landscaped sites, atriums and covered parking in addition to quality design and construction. The Operating Partnership's tenants include many service sector employers, including a large number of professional firms and national and international businesses. The Operating Partnership believes that all of its Properties are well-maintained and do not require significant capital improvements.

                                Property Listing

                                Office Properties

                                                                                                                 Percentage
                                                                                                                of Total 1999
                                                            Percentage                                             Office,
                                                   Net        Leased           1999               1999          Office/Flex,
                                                Rentable       as of           Base             Effective      and Industrial/
Property                                 Year     Area       12/31/99          Rent               Rent            Warehouse
Location                                Built   (Sq. Ft.)     (%) (1)    ($000's) (2) (6)   ($000's) (3) (6)   Base Rent (%)
------------------------------------------------------------------------------------------------------------------------------
ATLANTIC COUNTY, NEW JERSEY
Egg Harbor
100 Decadon Drive...............         1987      40,422      100.0              783              783               0.17
200 Decadon Drive...............         1991      39,922       94.9              747              715               0.16

BERGEN COUNTY, NEW JERSEY
Fair Lawn
17-17 Route 208 North...........         1987     143,000       94.5            3,349            3,229               0.72
Fort Lee
One Bridge Plaza................         1981     200,000       99.3            4,691            4,547               1.01

2115 Linwood Avenue (7).........         1981      68,000       61.3              103               97               0.02
Little Ferry
200 Riser Road..................         1974     286,628      100.0            1,876            1,876               0.40

Montvale
95 Chestnut Ridge Road..........         1975      47,700      100.0              568              568               0.12
135 Chestnut Ridge Road.........         1981      66,150      100.0            1,023            1,023               0.22
Paramus
140 Ridgewood Avenue ...........         1981     239,680      100.0            5,098            5,067               1.10

15 East Midland Avenue..........         1988     259,823      100.0            6,647            6,647               1.43
461 From Road...................         1988     253,554       99.8            6,020            6,015               1.30
650 From Road...................         1978     348,510      100.0            7,480            7,472               1.61
61 South Paramus Avenue.........         1985     269,191       96.2            5,345            5,241               1.15
Rochelle Park
120 Passaic Street..............         1972      52,000      100.0              576              576               0.12
365 West Passaic Street.........         1976     212,578       84.9            3,506            3,419               0.76

Saddle River
1 Lake Street...................      1973/94     474,801      100.0            7,466            7,466               1.61
Upper Saddle River
10 Mountainview Road............         1986     192,000      100.0            3,663            3,505               0.79

                                         1999         Average      Tenants Leasing 10%
                                        Average      Effective     or More of Net
                                       Base Rent       Rent        Rentable Area Per
Property                              Per Sq. Ft.   Per Sq. Ft.    Property as of
Location                              ($) (4) (6)   ($) (5) (6)    12/31/99 (6)
--------------------------------------------------------------------------------------------------------------------------------
ATLANTIC COUNTY, NEW JERSEY
Egg Harbor
100 Decadon Drive...............        19.37         19.37        Computer Sciences Corp. (80%), United States of America (20%)
200 Decadon Drive...............        19.72         18.87        Computer Sciences Corp. (45%), Advanced Casino Systems
                                                                   Corp. (33%), Dimensions International Inc. (15%)
BERGEN COUNTY, NEW JERSEY
Fair Lawn
17-17 Route 208 North...........        24.78         23.89        Lonza, Inc. (63%), Boron-Lepore Assoc., Inc. (16%)
Fort Lee
One Bridge Plaza................        23.62         22.90        PricewaterhouseCoopers (35%), Broadview Associates LLP
                                                                   (16%), Bozell Worldwide, Inc. (16%)
2115 Linwood Avenue (7).........         6.22          5.86        Ameribrom Inc. (14%), Morgan Stanley Dean Witter (10%)
Little Ferry
200 Riser Road..................         6.55          6.55        Ford Motor Company (34%), Dassault Falcon Jet Corp. (33%),
                                                                   Sanyo Fischer Services Corp. (33%)
Montvale
95 Chestnut Ridge Road..........        11.91         11.91        Roussel-UCLAF Holding Corp. (100%)
135 Chestnut Ridge Road.........        15.46         15.46        Ramland Realty (74%), Automated Resources Group (26%)
Paramus
140 Ridgewood Avenue ...........        21.27         21.14        AT&T Wireless Services (51%), Smith Barney Shearson
                                                                   (19%)
15 East Midland Avenue..........        25.58         25.58        AT&T Wireless Services (100%)
461 From Road...................        23.79         23.77        Toys 'R' Us, Inc. (96%)
650 From Road...................        21.46         21.44        Western Union Financial Services, Inc. (38%)
61 South Paramus Avenue.........        20.64         20.24        --
Rochelle Park
120 Passaic Street..............        11.08         11.08        Electronic Data Systems Corp. (100%)
365 West Passaic Street.........        19.43         18.94        United Retail Inc. (31%), Catalina Marketing Corp. (10%),
                                                                   Regulus LLC (10%)
Saddle River
1 Lake Street...................        15.72         15.72        Prentice-Hall Inc. (100%)
Upper Saddle River
10 Mountainview Road............        19.08         18.26        Thomson Minwax Company (23%), Professional Detailing Inc.
                                                                   (19%), Corning Life Sciences (15%), ITT Fluid Technology (14%),
                                                                   Pearson Education (14%)

                                Property Listing

                                Office Properties
                                   (Continued)

                                                                                                                     Percentage
                                                                                                                    of Total 1999
                                                                Percentage                                             Office,
                                                       Net        Leased           1999               1999          Office/Flex,
                                                    Rentable       as of           Base             Effective      and Industrial/
Property                                     Year     Area       12/31/99          Rent               Rent            Warehouse
Location                                    Built   (Sq. Ft.)     (%) (1)    ($000's) (2) (6)   ($000's) (3) (6)   Base Rent (%)
----------------------------------------------------------------------------------------------------------------------------------
Woodcliff Lake
400 Chestnut Ridge Road..................    1982    89,200       100.0            2,119            2,119               0.46
470 Chestnut Ridge Road..................    1987    52,500       100.0            1,192            1,192               0.26
530 Chestnut Ridge Road..................    1986    57,204       100.0            1,166            1,166               0.25
50 Tice Boulevard........................    1984   235,000       100.0            4,721            4,098               1.02
300 Tice Boulevard.......................    1991   230,000       100.0            4,980            4,862               1.07


BURLINGTON COUNTY, NEW JERSEY
Moorestown
224 Strawbridge Drive....................    1984    74,000        95.2              985              735               0.21

228 Strawbridge Drive....................    1984    74,000       100.0            1,434            1,067               0.31

ESSEX COUNTY, NEW JERSEY
Millburn
150 J.F. Kennedy Parkway.................    1980   247,476        95.0            5,859            5,846               1.26
Roseland
101 Eisenhower Parkway...................    1980   237,000        92.0            4,139            3,835               0.89

103 Eisenhower Parkway...................    1985   151,545        96.6            3,003            2,756               0.65



HUDSON COUNTY, NEW JERSEY
Jersey City
95 Christopher Columbus Drive............    1989   621,900       100.0           12,900           11,788               2.78

Harborside Financial Center Plaza I......    1983   400,000        98.8            3,294            3,292               0.71
Harborside Financial Center Plaza II.....    1990   761,200       100.0           17,508           17,297               3.78

Harborside Financial Center Plaza III....    1990   725,600       100.0           16,687           16,486               3.61

                                               1999         Average      Tenants Leasing 10%
                                              Average      Effective     or More of Net
                                             Base Rent       Rent        Rentable Area Per
Property                                    Per Sq. Ft.   Per Sq. Ft.    Property as of
Location                                    ($) (4) (6)   ($) (5) (6)    12/31/99 (6)
------------------------------------------------------------------------------------------------------------------------------------
Woodcliff Lake
400 Chestnut Ridge Road..................    23.76           23.76       Timeplex, Inc. (100%)
470 Chestnut Ridge Road..................    22.70           22.70       Andermatt LP (100%)
530 Chestnut Ridge Road..................    20.38           20.38       KPMG Peat Marwick, LLP (100%)
50 Tice Boulevard........................    20.09           17.44       Syncsort, Inc (22%)
300 Tice Boulevard.......................    21.65           21.14       Merck-Medco Managed Care LLC (20%), Xerox Corp. (14%),
                                                                         Chase Home Mortgage Corp. (12%), Comdisco, Inc. (13%),
                                                                         NYCE, Corp. (11%)
BURLINGTON COUNTY, NEW JERSEY
Moorestown
224 Strawbridge Drive....................    13.98           10.43       Allstate Insurance Co. (49%), Harleysville Mutual Insurance
                                                                         (27%)
228 Strawbridge Drive....................    19.38           14.42       Cendant Mortgage Corp. (100%)

ESSEX COUNTY, NEW JERSEY
Millburn
150 J.F. Kennedy Parkway.................    24.92           24.87       KPMG Peat Marwick, LLP (42%), Budd Larner Gross (23%)
Roseland
101 Eisenhower Parkway...................    18.98           17.59       Arthur Andersen, LLP (31%), Brach, Eichler, Rosenberg,
                                                                         Silver, Bernstein & Hammer (13%)
103 Eisenhower Parkway...................    20.51           18.83       Ravin, Sarasohn, Cook, Baumgarten (21%),
                                                                         Chelsea GCA Realty (18%), Lum, Danzis, Drasco (15%),
                                                                         Salomon Smith Barney, Inc. (11%)

HUDSON COUNTY, NEW JERSEY
Jersey City
95 Christopher Columbus Drive............    20.74           18.95       Donaldson, Lufkin & Jenrette Securities Corp. (69%),
                                                                         NTT Data Corp. (22%)
Harborside Financial Center Plaza I......     8.34            8.33       Bankers Trust Harborside, Inc. (96%)
Harborside Financial Center Plaza II.....    23.00           22.72       Morgan Stanley Dean Witter (35%), Dow Jones Telerate
                                                                         Systems, Inc. (24%), DLJ Securities Corp. (15%), Lewco
                                                                         Securities (11%)
Harborside Financial Center Plaza III....    23.00           22.72       AICPA (34%), BTM Information Services, Inc. (19%)

                                Property Listing

                                Office Properties
                                   (Continued)

                                                                                                             Percentage
                                                                                                            of Total 1999
                                                        Percentage                                             Office,
                                               Net        Leased           1999               1999          Office/Flex,
                                            Rentable       as of           Base             Effective      and Industrial/
Property                             Year     Area       12/31/99          Rent               Rent            Warehouse
Location                            Built   (Sq. Ft.)     (%) (1)    ($000's) (2) (6)   ($000's) (3) (6)   Base Rent (%)
--------------------------------------------------------------------------------------------------------------------------
MERCER COUNTY, NEW JERSEY
Princeton
5 Vaughn Drive...................    1987    98,500       100.0            2,217            2,045               0.48


400 Alexander Road (8)...........    1987       n/a         n/a            1,101              929               0.24

103 Carnegie Center..............    1984    96,000        96.4            2,119            1,972               0.46

100 Overlook Center .............    1988   149,600       100.0            3,792            3,777               0.82


MIDDLESEX COUNTY, NEW JERSEY
East Brunswick
377 Summerhill Road..............    1977    40,000       100.0              373              373               0.08
Plainsboro
500 College Road East............    1984   158,235       100.0            3,398            3,373               0.73
South Brunswick
3 Independence Way...............    1983   111,300        99.9            1,911            1,895               0.41
Woodbridge
581 Main Street..................    1991   200,000       100.0            4,420            4,393               0.95


MONMOUTH COUNTY, NEW JERSEY
Neptune
3600 Route 66....................    1989   180,000       100.0            2,414            2,414               0.52
Wall Township
1305 Campus Parkway..............    1988    23,350        92.3              406              388               0.09

1350 Campus Parkway..............    1990    79,747        94.7            1,334            1,250               0.29



MORRIS COUNTY, NEW JERSEY
Florham Park
325 Columbia Parkway.............    1987   168,144       100.0            3,869            3,473               0.83

                                       1999         Average      Tenants Leasing 10%
                                      Average      Effective     or More of Net
                                     Base Rent       Rent        Rentable Area Per
Property                            Per Sq. Ft.   Per Sq. Ft.    Property as of
Location                            ($) (4) (6)   ($) (5) (6)    12/31/99 (6)
--------------------------------------------------------------------------------------------------------------------------------
MERCER COUNTY, NEW JERSEY
Princeton
5 Vaughn Drive...................    22.51           20.76       U.S. Trust of NJ (19%), Woodrow Wilson National Fellowship
                                                                 Foundation (14%), Princeton Venture Research Corp. (14%),
                                                                 Villeroy & Boch Tableware Ltd. (14%)
400 Alexander Road (8)...........      n/a             n/a       n/a (8)

103 Carnegie Center..............    22.90           21.31       Ronin Development Corp. (15%), R.G. Vanderweil Engineers
                                                                 (14%), Kurt Salmon Assoc. (11%)
100 Overlook Center .............    25.35           25.25       Novo-Nordisk Pharmaceuticals (24%), Xerox Corp. (23%),
                                                                 IFP North America (14%)

MIDDLESEX COUNTY, NEW JERSEY
East Brunswick
377 Summerhill Road..............     9.33            9.33       Greater New York Mutual Insurance Company (100%)
Plainsboro
500 College Road East............    21.47           21.32       Merrill Lynch Asset Mgmt (72%), Buchanan Ingersoll P.C. (17%)
South Brunswick
3 Independence Way...............    17.19           17.04       Merrill Lynch Pierce Fenner & Smith (84%)
Woodbridge
581 Main Street..................    22.10           21.97       First Investors Management Company, Inc. (38%), Cast North
                                                                 America (11%)

MONMOUTH COUNTY, NEW JERSEY
Neptune
3600 Route 66....................    13.41           13.41       The United States Life Insurance Company (100%)
Wall Township
1305 Campus Parkway..............    18.84           18.00       Centennial Cellular Corp. (41%), McLaughlin, Bennet, Gelson
                                                                 (35%), NJ Natural Energy Co. (10%)
1350 Campus Parkway..............    17.66           16.55       Meridan Health Realty Corp. (22%), New Jersey National Bank
                                                                 (17%), Stephen E. Gertler (17%), Milestone Material Inc. (14%),
                                                                 Health Care Software (11%)

MORRIS COUNTY, NEW JERSEY
Florham Park
325 Columbia Parkway.............    23.01           20.65       Bressler Amery & Ross (24%), Atlantic Health Systems (12%),
                                                                 Dun & Bradstreet Inc. (12%), Qwest Communications (11%)

                                Property Listing

                                Office Properties
                                   (Continued)

                                                                                                         Percentage
                                                                                                        of Total 1999
                                                    Percentage                                             Office,
                                           Net        Leased           1999               1999          Office/Flex,
                                        Rentable       as of           Base             Effective      and Industrial/
Property                         Year     Area       12/31/99          Rent               Rent            Warehouse
Location                        Built   (Sq. Ft.)     (%) (1)    ($000's) (2) (6)   ($000's) (3) (6)   Base Rent (%)
----------------------------------------------------------------------------------------------------------------------
Morris Plains
201 Littleton Road...........    1979    88,369       100.0            1,706            1,705               0.37

250 Johnson Road.............    1977    75,000       100.0            1,090            1,090               0.24

Morris Township
340 Mt. Kemble Avenue........    1985   387,000       100.0            5,530            5,530               1.19
412 Mt. Kemble Avenue........    1986   475,100       100.0            6,902            6,902               1.49
Parsippany
1 Sylvan Way.................    1989   150,557       100.0            3,484            3,136               0.75
2 Dryden Way.................    1990     6,216       100.0               67               67               0.01
2 Hilton Court...............    1991   181,592       100.0            4,470            4,455               0.95

5 Sylvan Way.................    1989   151,383        96.7            3,432            3,429               0.74

7 Campus Drive...............    1982   154,395       100.0            2,548            2,548               0.55
7 Sylvan Way.................    1987   145,983       100.0            2,919            2,919               0.63
8 Campus Drive ..............    1987   215,265        92.8            4,730            4,651               1.02

600 Parsippany Road..........    1978    96,000        57.6            1,527            1,475               0.33

PASSAIC COUNTY, NEW JERSEY
Clifton
777 Passaic Avenue...........    1983    75,000        77.4            1,028              865               0.22
Totowa
999 Riverview Drive..........    1988    56,066       100.0              918              894               0.20


Wayne
201 Willowbrook Boulevard....    1970   178,329        99.0            2,446            2,432               0.53


                                   1999         Average      Tenants Leasing 10%
                                  Average      Effective     or More of Net
                                 Base Rent       Rent        Rentable Area Per
Property                        Per Sq. Ft.   Per Sq. Ft.    Property as of
Location                        ($) (4) (6)   ($) (5) (6)    12/31/99 (6)
---------------------------------------------------------------------------------------------------------------------------
Morris Plains
201 Littleton Road...........    19.31           19.29       Xerox Corp. (35%), Bozell Worldwide Inc. (34%), Willis Corroon
                                                             Corp. of New Jersey (20%), CHEP USA (11%)
250 Johnson Road.............    14.53           14.53       Electronic Data Systems Corp. (100%)

Morris Township
340 Mt. Kemble Avenue........    14.29           14.29       AT&T Corp. (100%)
412 Mt. Kemble Avenue........    14.53           14.53       AT&T Corp. (100%)
Parsippany
1 Sylvan Way.................    23.14           20.83       Cendant Operations Inc. (99%)
2 Dryden Way.................    10.78           10.78       Bright Horizons Childrens Center (100%)
2 Hilton Court...............    24.62           24.53       Deloitte & Touche USA LLP (64%), Northern Telecom Inc.
                                                             (16%)
5 Sylvan Way.................    23.44           23.42       Integrated Communications (49%), Experian Information Solution
                                                             (15%), DRS Technologies (12%)
7 Campus Drive...............    16.50           16.50       Nabisco Inc. (100%)
7 Sylvan Way.................    20.00           20.00       Nabisco Inc. (100%)
8 Campus Drive ..............    23.68           23.28       Prudential Insurance Co. (31%), Bay Networks Inc. (27%), MCI
                                                             Telecommunications Corp. (18%)
600 Parsippany Road..........    27.62           26.67       IBM Corporation (30%)

PASSAIC COUNTY, NEW JERSEY
Clifton
777 Passaic Avenue...........    17.71           14.90       Motorola Inc. (19%)
Totowa
999 Riverview Drive..........    16.37           15.95       Medical Logistics Inc. (22%), Telesources Corp. (19%),
                                                             Humana Press (15%),  Medical Logistics Inc. (14%),
                                                             Bankers Financial Corp. (10%)
Wayne
201 Willowbrook Boulevard....    13.85           13.78       The Grand Union Co. (76%), Woodward-Clyde Consultants
                                                             (23%)

                                Property Listing

                                Office Properties
                                   (Continued)

                                                                                                               Percentage
                                                                                                              of Total 1999
                                                          Percentage                                             Office,
                                                 Net        Leased           1999               1999          Office/Flex,
                                              Rentable       as of           Base             Effective      and Industrial/
Property                            Year        Area       12/31/99          Rent               Rent            Warehouse
Location                           Built      (Sq. Ft.)     (%) (1)    ($000's) (2) (6)   ($000's) (3) (6)   Base Rent (%)
----------------------------------------------------------------------------------------------------------------------------
SOMERSET COUNTY, NEW JERSEY
Basking Ridge
222 Mt. Airy Road...............    1986       49,000       100.0              690              646               0.15
233 Mt. Airy Road...............    1987       66,000       100.0              762              721               0.16
Bridgewater
721 Route 202/206...............    1989      192,741       100.0            3,990            3,990               0.86

UNION COUNTY, NEW JERSEY
Clark
100 Walnut Avenue...............    1985      182,555       100.0            4,511            3,957               0.97

Cranford
6 Commerce Drive................    1973       56,000        96.9            1,046            1,028               0.23
11 Commerce Drive...............    1981       90,000        90.8            1,100              968               0.24
12 Commerce Drive...............    1967       72,260        89.4              612              611               0.13
20 Commerce Drive...............    1990      176,600        92.7            3,529            3,150               0.76
65 Jackson Drive................    1984       82,778        94.8            1,620            1,226               0.35


New Providence
890 Mountain Road...............    1977       80,000       100.0            2,046            2,044               0.44


----------------------------------------------------------------------------------------------------------------------------
Total New Jersey Office                    11,939,649        97.9          228,985          221,506              49.36
----------------------------------------------------------------------------------------------------------------------------

DUTCHESS COUNTY, NEW YORK
Fishkill
300 South Lake Drive............    1987      118,727        99.8            2,094            2,079               0.45

NASSAU COUNTY, NEW YORK
North Hempstead
111 East Shore Road.............    1980       55,575       100.0            1,515            1,515               0.33
600 Community Drive.............    1983      206,274       100.0            4,939            4,939               1.06

                                     1999         Average      Tenants Leasing 10%
                                    Average      Effective     or More of Net
                                   Base Rent       Rent        Rentable Area Per
Property                          Per Sq. Ft.   Per Sq. Ft.    Property as of
Location                          ($) (4) (6)   ($) (5) (6)    12/31/99 (6)
-----------------------------------------------------------------------------------------------------------------------------
SOMERSET COUNTY, NEW JERSEY
Basking Ridge
222 Mt. Airy Road...............    14.08          13.18       Lucent Technologies Inc. (100%)
233 Mt. Airy Road...............    11.55          10.92       AT&T Corp. (100%)
Bridgewater
721 Route 202/206...............    20.70          20.70       Allstate Insurance Company (37%), Norris, McLaugin & Marcus,
                                                               PA (30%), AT&T Corp. (20%)
UNION COUNTY, NEW JERSEY
Clark
100 Walnut Avenue...............    24.71          21.68       CAP Gemini America Inc. (41%), Allstate Insurance Company
                                                               (13%), Equitable Life Assurance (10%)
Cranford
6 Commerce Drive................    19.28          18.94       Kendle International Inc. (50%), Columbia National, Inc. (13%)
11 Commerce Drive...............    13.46          11.85       Northeast Administrators (10%)
12 Commerce Drive...............     9.47           9.46       Dames & Moore (40%), Registrar & Transfer Co. (24%)
20 Commerce Drive...............    21.56          19.24       Public Service Electric & Gas Company (26%), Quintiles (21%)
65 Jackson Drive................    20.64          15.62       Kraft General Foods, Inc. (35%), Allstate Insurance Co. (27%),
                                                               Procter & Gamble Distribution Co., Inc. (18%), Unum Life
                                                               Insurance Co. (14%)
New Providence
890 Mountain Road...............    25.58          25.55       Allstate Insurance Co. (58%), Dun & Bradstreet (26%), K Line
                                                               America, Inc. (16%)

-----------------------------------------------------------------------------------------------------------------------------
Total New Jersey Office             19.60          18.96
-----------------------------------------------------------------------------------------------------------------------------

DUTCHESS COUNTY, NEW YORK
Fishkill
300 South Lake Drive............    17.67          17.55       Allstate Insurance Company (16%)

NASSAU COUNTY, NEW YORK
North Hempstead
111 East Shore Road.............    27.26          27.26       Administrations For The Professions, Inc. (100%)
600 Community Drive.............    23.94          23.94       CMP Media, Inc. (100%)

                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)

                                                                                                    PERCENTAGE
                                                                                                   OF TOTAL 1999
                                                         PERCENTAGE                                    OFFICE,
                                                NET       LEASED        1999           1999          OFFICE/FLEX,
                                             RENTABLE      AS OF        BASE         EFFECTIVE      AND INDUSTRIAL/
PROPERTY                            YEAR       AREA       12/31/99      RENT           RENT           WAREHOUSE
LOCATION                            BUILT     (SQ. FT.)   (%)(1)     ($000'S)(2)(6) ($000'S)(3)(6)    BASE RENT(%)
--------------------------------------------------------------------------------------------------------------------
ROCKLAND COUNTY, NEW YORK

SUFFERN
400 Rella Boulevard..............   1988      180,000       98.2       3,495           3,364           0.75


WESTCHESTER COUNTY, NEW YORK

ELMSFORD
100 Clearbrook Road..............   1975       60,000      100.0         935             880           0.20
101 Executive Boulevard..........   1971       50,000       88.8         802             784           0.17
570 Taxter Road..................   1972       75,000       85.5       1,386           1,360           0.30

HAWTHORNE
1 Skyline Drive..................   1980       20,400       99.0         269             262           0.06
2 Skyline Drive..................   1987       30,000       98.9         486             442           0.10
17 Skyline Drive.................   1989       85,000      100.0       1,234           1,234           0.27
30 Saw Mill River Road...........   1982      248,400      100.0       5,218           4,520           1.13
7 Skyline Drive..................   1987      109,000      100.0       2,159           2,159           0.47

TARRYTOWN
200 White Plains Road............   1982       89,000       90.5       1,815           1,691           0.39

220 White Plains Road............   1984       89,000       97.1       1,647           1,582           0.36

WHITE PLAINS
1 Barker Avenue..................   1975       68,000       99.0       1,550           1,530           0.33
3 Barker Avenue..................   1983       65,300       97.5       1,382           1,356           0.30
1 Water Street...................   1979       45,700       97.8         939             926           0.20
11 Martine Avenue................   1987      180,000      100.0       3,954           3,788           0.85

50 Main Street...................   1985      309,000       98.8       7,646           7,371           1.65

YONKERS
1 Executive Boulevard............   1982      112,000      100.0       2,335           2,265           0.50


                                     1999          AVERAGE      TENANTS LEASING 10%
                                    AVERAGE       EFFECTIVE        OR MORE OF NET
                                   BASE RENT         RENT        RENTABLE AREA PER
PROPERTY                            PER SQ. FT.    PER SQ. FT.    PROPERTY AS OF
LOCATION                          ($)(4)(6)       ($)(5)(6)        12/31/99 (6)
-----------------------------------------------------------------------------------------------------------------------------
ROCKLAND COUNTY, NEW YORK

SUFFERN
400 Rella Boulevard..............      19.77        19.03    The Prudential Insurance Co. (21%), Provident Savings F.A.
                                                             (20%), Allstate Insurance Co. (19%),
                                                             John Alden Life Insurance Co. (11%)

WESTCHESTER COUNTY, NEW YORK

ELMSFORD
100 Clearbrook Road..............      15.58        14.67    MIM Corporation (18%), Amerihealth Inc. (13%)
101 Executive Boulevard..........      18.06        17.66    Pennysaver Group Inc. (23%), MCS Business Solutions Inc. (11%)
570 Taxter Road..................      21.61        21.21    New York State United Teachers Association (11%)

HAWTHORNE
1 Skyline Drive..................      13.32        12.97    Boxx International Corp. (50%), Childtime Childcare Inc. (49%)
2 Skyline Drive..................      16.38        14.90    MW Samara (55%), Perini Construction (43%)
17 Skyline Drive.................      14.52        14.52    IBM Corp. (100%)
30 Saw Mill River Road...........      21.01        18.20    IBM Corp. (100%)
7 Skyline Drive..................      19.81        19.81    E.M. Industries Inc. (42%), Cortlandt Group Inc. (14%)

TARRYTOWN
200 White Plains Road............      22.53        20.99    Independent Health Associates (28%), Allmerica Financial (17%),
                                                             NYS Dept. of Environmental Services (13%)
220 White Plains Road............      19.06        18.31    Eagle Family Foods Inc. (15%)

WHITE PLAINS
1 Barker Avenue..................      23.02        22.73    O'Connor McGuinn Conte (19%), United Skys Realty Corp. (18%)
3 Barker Avenue..................      21.71        21.30    Bernard C. Harris Publishing Co. Inc. (56%)
1 Water Street...................      21.01        20.72    Trigen Energy Co. (44%), Stewart Title Insurance Co. (16%)
11 Martine Avenue................      21.97        21.04    Salomon Smith Barney (12%), McCarthy Fingar Donovan (11%),
                                                             David Worby (11%), Dean Witter Reynolds (11%),
50 Main Street...................      25.04        24.14    National Economic Research (10%)

YONKERS
1 Executive Boulevard............      20.85        20.22    Wise Contact US Optical (12%), Pedal Holdings Inc. (12%),
                                                             Protective Tech International (11%), York, International Agency (11%)

                                Property Listing

                                Office Properties
                                   (Continued)

                                                                                                                  Percentage
                                                                                                                 of Total 1999
                                                             Percentage                                             Office,
                                                    Net        Leased           1999               1999          Office/Flex,
                                                 Rentable       as of           Base             Effective      and Industrial/
Property                                Year       Area       12/31/99          Rent               Rent            Warehouse
Location                               Built     (Sq. Ft.)     (%) (1)    ($000's) (2) (6)   ($000's) (3) (6)   Base Rent (%)
-------------------------------------------------------------------------------------------------------------------------------
3 Executive Plaza....................   1987      58,000       100.0              896              883               0.19



-------------------------------------------------------------------------------------------------------------------------------
Total New York Office                          2,254,376        98.3           46,696           44,930              10.06
-------------------------------------------------------------------------------------------------------------------------------

CHESTER COUNTY, PENNSYLVANIA
Berwyn
1000 Westlakes Drive.................   1989      60,696        96.2            1,398            1,394               0.30

1055 Westlakes Drive.................   1990     118,487       100.0            2,298            2,298               0.50
1205 Westlakes Drive.................   1988     130,265        99.8            2,826            2,731               0.61
1235 Westlakes Drive.................   1986     134,902        98.6            2,913            2,864               0.63

DELAWARE COUNTY, PENNSYLVANIA
Lester
100 Stevens Drive....................   1986      95,000       100.0            1,371            1,337               0.30
200 Stevens Drive....................   1987     208,000       100.0            4,173            4,125               0.90
300 Stevens Drive....................   1992      68,000        82.5            1,172            1,155               0.25

Media
1400 Providence Road - Center I......   1986     100,000        89.1            1,860            1,784               0.40
1400 Providence Road - Center II.....   1990     160,000        96.6            3,154            2,990               0.68

MONTGOMERY COUNTY, PENNSYLVANIA
Lower Providence
1000 Madison Avenue..................   1990     100,700       100.0            1,686            1,686               0.36

Plymouth Meeting
Five Sentry Parkway East.............   1984      91,600       100.0            1,497            1,494               0.32
Five Sentry Parkway West.............   1984      38,400       100.0              640              640               0.14
1150 Plymouth Meeting Mall...........   1970     167,748        93.0            3,131            3,110               0.68



-------------------------------------------------------------------------------------------------------------------------------
Total Pennsylvania Office                      1,473,798        97.0           28,119           27,608               6.07
-------------------------------------------------------------------------------------------------------------------------------

                                          1999         Average      Tenants Leasing 10%
                                         Average      Effective     or More of Net
                                        Base Rent       Rent        Rentable Area Per
Property                               Per Sq. Ft.   Per Sq. Ft.    Property as of
Location                               ($) (4) (6)   ($) (5) (6)    12/31/99 (6)
-----------------------------------------------------------------------------------------------------------------------------------
3 Executive Plaza....................     15.45         15.22       MonteFiore Medical Center (43%), Metropolitan Life Insurance
                                                                    (22%), Allstate Insurance Company (20%),
                                                                    City & Suburban Federal Savings Bank (15%)

-----------------------------------------------------------------------------------------------------------------------------------
Total New York Office                     21.07         20.28
-----------------------------------------------------------------------------------------------------------------------------------

CHESTER COUNTY, PENNSYLVANIA
Berwyn
1000 Westlakes Drive.................     23.94         23.87       PNC Bank, NA (38%), Drinker Biddle & Reath (24%),
                                                                    Manchester, Inc (14%)
1055 Westlakes Drive.................     19.39         19.39       Tokai Financial Services Inc. (92%)
1205 Westlakes Drive.................     21.74         21.01       Provident Mutual Life Insurance Co. (35%), Oracle Corp. (30%)
1235 Westlakes Drive.................     21.90         21.53       Pepper Hamilton & Scheetz (20%), Ratner & Prestia (16%)

DELAWARE COUNTY, PENNSYLVANIA
Lester
100 Stevens Drive....................     14.43         14.07       Keystone Mercy Health Plan (82%)
200 Stevens Drive....................     20.06         19.83       PNC Bank NA (52%), Keystone Mercy Health Plan (45%)
300 Stevens Drive....................     20.89         20.59       Keystone Mercy Health Plan (47%), Bluestone Software Inc.
                                                                    (35%)
Media
1400 Providence Road - Center I......     20.88         20.02       General Services Admin (13%), Erie Insurance Company (11%)
1400 Providence Road - Center II.....     20.41         19.35       Barnett International (36%)

MONTGOMERY COUNTY, PENNSYLVANIA
Lower Providence
1000 Madison Avenue..................     16.74         16.74       Reality Online Inc. (37%), First Chicago Nat'l Proc. (21%),
                                                                    Danka Corp. (14%), Seton Company (12%)
Plymouth Meeting
Five Sentry Parkway East.............     16.34         16.31       Merck & Co. Inc. (77%), Selas Fuild Processing Corp. (23%)
Five Sentry Parkway West.............     16.67         16.67       Merck & Co. Inc. (70%), David Cutler Group (30%)
1150 Plymouth Meeting Mall...........     20.07         19.94       Computer Learning Centers, Inc. (18%), Ken Crest Services
                                                                    (18%), ATC Group Services (14%), ECC Management Services
                                                                    (13%)

-----------------------------------------------------------------------------------------------------------------------------------
Total Pennsylvania Office                 19.67         19.31
-----------------------------------------------------------------------------------------------------------------------------------

                                Property Listing

                                Office Properties
                                   (Continued)

                                                                                                                 Percentage
                                                                                                                of Total 1999
                                                            Percentage                                             Office,
                                                   Net        Leased           1999               1999          Office/Flex,
                                                Rentable       as of           Base             Effective      and Industrial/
Property                                 Year     Area       12/31/99          Rent               Rent            Warehouse
Location                                Built   (Sq. Ft.)     (%) (1)    ($000's) (2) (6)   ($000's) (3) (6)   Base Rent (%)
------------------------------------------------------------------------------------------------------------------------------
FAIRFIELD COUNTY, CONNECTICUT
Greenwich
500 West Putnam.......................   1973   121,250        92.0            2,702            2,688               0.58

Norwalk
40 Richards Avenue....................   1985   145,487        98.4            2,854            2,789               0.62
Shelton
1000 Bridgeport Avenue................   1986   133,000        87.3            2,520            2,498               0.54



------------------------------------------------------------------------------------------------------------------------------
Total Connecticut Office                        399,737        92.8            8,076            7,975               1.74
------------------------------------------------------------------------------------------------------------------------------

DISTRICT OF COLUMBIA
Washington
1400 L Street, NW.....................   1987   159,000        95.4            5,795            5,730               1.25
1709 New York Avenue, NW..............   1972   166,000       100.0            6,138            6,075               1.32

1201 Connecticut Avenue, NW (7).......   1940   169,549        86.3            2,006            2,006               0.43

------------------------------------------------------------------------------------------------------------------------------
Total District of Columbia Office               494,549        93.8           13,939           13,811               3.00
------------------------------------------------------------------------------------------------------------------------------

PRINCE GEORGE'S COUNTY, MARYLAND
Lanham
4200 Parliament Place.................   1989   122,000        93.9            2,126            2,108               0.46


------------------------------------------------------------------------------------------------------------------------------
Total Maryland Office                           122,000        93.9            2,126            2,108               0.46
------------------------------------------------------------------------------------------------------------------------------

BEXAR COUNTY, TEXAS
San Antonio
111 Soledad...........................   1918   248,153        91.2            2,256            2,218               0.49
1777 N.E. Loop 410....................   1986   256,137        92.5            3,502            3,379               0.76
84 N.E. Loop 410......................   1971   187,312        89.9            2,475            2,468               0.53

200 Concord Plaza Drive...............   1986   248,700        95.2            4,529            4,510               0.98

                                           1999         Average      Tenants Leasing 10%
                                          Average      Effective     or More of Net
                                         Base Rent       Rent        Rentable Area Per
Property                                Per Sq. Ft.   Per Sq. Ft.    Property as of
Location                                ($) (4) (6)   ($) (5) (6)    12/31/99 (6)
------------------------------------------------------------------------------------------------------------------------------------
FAIRFIELD COUNTY, CONNECTICUT
Greenwich
500 West Putnam.......................     24.22         24.10       Hachette Filipacchi Magazines (27%), Great Brands of Europe
                                                                     Inc. (12%) Winklevoss Consultants Inc. (12%)
Norwalk
40 Richards Avenue....................     19.94         19.48       Media Horizons Inc. (10%)
Shelton
1000 Bridgeport Avenue................     21.70         21.51       William Carter Company (23%),  Weseley Software Development
                                                                     (22%), Toyota Motor Credit Corporation (11%),
                                                                     LandStar Gemini Inc. (11%)

------------------------------------------------------------------------------------------------------------------------------------
Total Connecticut Office                   21.78         21.51
------------------------------------------------------------------------------------------------------------------------------------

DISTRICT OF COLUMBIA
Washington
1400 L Street, NW.....................     38.20         37.78       Winston & Strawn (68%)
1709 New York Avenue, NW..............     36.98         36.60       Board of Gov/Federal Reserve (70%), United States of America
                                                                     -GSA (25%)
1201 Connecticut Avenue, NW (7).......     30.51         30.51       Zuckerman Spaeder Goldstein (30%), Leo A. Daly (17%),
                                                                     RFE/RL Inc. (16%)
------------------------------------------------------------------------------------------------------------------------------------
Total District of Columbia Office          35.34         35.06
------------------------------------------------------------------------------------------------------------------------------------

PRINCE GEORGE'S COUNTY, MARYLAND
Lanham
4200 Parliament Place.................     18.56         18.40       Group I Software (43%), State Farm Mutual Auto Ins. Co. (11%)
                                                                     Infinity Broadcasting Company (16%)

------------------------------------------------------------------------------------------------------------------------------------
Total Maryland Office                      18.56         18.40
------------------------------------------------------------------------------------------------------------------------------------

BEXAR COUNTY, TEXAS
San Antonio
111 Soledad...........................      9.97          9.80       SBC Communications, Inc. (34%)
1777 N.E. Loop 410....................     14.78         14.26       --
84 N.E. Loop 410......................     14.70         14.66       Pacificare of Texas, Inc. (30%), KBL Cable, Inc. (26%), Kraft
                                                                     General Foods Inc. (25%)
200 Concord Plaza Drive...............     19.13         19.05       Merrill Lynch Pierce Fenner & Smith (12%)

                                Property Listing

                                Office Properties
                                   (Continued)

                                                                                                         Percentage
                                                                                                       of Total 1999
                                                    Percentage                                            Office,
                                           Net        Leased           1999              1999          Office/Flex,
                                        Rentable       as of           Base            Effective      and Industrial/
Property                         Year     Area       12/31/99          Rent              Rent            Warehouse
Location                        Built   (Sq. Ft.)     (%) (1)    ($000's) (2) (6)  ($000's) (3) (6)   Base Rent (%)
---------------------------------------------------------------------------------------------------------------------
COLLIN COUNTY, TEXAS
Plano
555 Republic Place...........    1986    97,889        93.0            1,370           1,353               0.30

DALLAS COUNTY,TEXAS
Dallas
3030 LBJ Freeway.............    1984   367,018        93.0            6,131           5,948               1.31
3100 Monticello..............    1984   173,837        93.1            2,789           2,758               0.60

8214 Westchester.............    1983    95,509        87.8            1,320           1,298               0.28

Irving
2300 Valley View.............    1985   142,634        68.8            2,704           2,607               0.58

Richardson
1122 Alma Road...............    1977    82,576       100.0              607             607               0.13

HARRIS COUNTY, TEXAS
Houston
10497 Town & Country Way.....    1981   148,434        91.0            1,938           1,876               0.42
14511 Falling Creek..........    1982    70,999        97.9              673             643               0.15
1717 St. James Place.........    1975   109,574       100.0            1,328           1,285               0.29
1770 St. James Place.........    1973   103,689        98.4            1,446           1,388               0.31
5225 Katy Freeway............    1983   112,213        95.1            1,367           1,309               0.29
5300 Memorial................    1982   155,099        98.7            2,034           2,016               0.44


POTTER COUNTY, TEXAS
Amarillo
6900 IH - 40 West............    1986    71,771        77.5              526             503               0.11

TARRANT COUNTY, TEXAS
Euless
150 West Parkway.............    1984    74,429        95.9            1,046           1,021               0.23

                                   1999         Average      Tenants Leasing 10%
                                  Average      Effective     or More of Net
                                 Base Rent       Rent        Rentable Area Per
Property                        Per Sq. Ft.   Per Sq. Ft.    Property as of
Location                        ($) (4) (6)   ($) (5) (6)    12/31/99 (6)
----------------------------------------------------------------------------------------------------------------------------
COLLIN COUNTY, TEXAS
Plano
555 Republic Place...........      15.05         14.86       William Smith Enterprises (22%), Kaiser Foundation Health Plan
                                                             of Texas (17%), Dayton Hudson Corporation (14%)
DALLAS COUNTY,TEXAS
Dallas
3030 LBJ Freeway.............      17.96         17.43       Club Corporation of America (34%)
3100 Monticello..............      17.23         17.04       Insignia Commercial, Inc. (23%), Time Marketing Corporation
                                                             (12%), Heath Insurance Brokers, Inc. (10%)
8214 Westchester.............      15.74         15.48       Preston Business Center, Inc. (16%), Malone Mortgage Company
                                                             America, Inc. (12%), State Bank & Trust (11%)
Irving
2300 Valley View.............      27.55         26.57       Alltel Information Services, Inc. (18%),  Computer Task Group,
                                                             Inc. (12%), Tricon Restaurant Services (12%)
Richardson
1122 Alma Road...............       7.35          7.35       MCI Telecommunications Corp. (100%)

HARRIS COUNTY, TEXAS
Houston
10497 Town & Country Way.....      14.35         13.89       Vastar Resources, Inc. (23%), Texas Ohio Gas, Inc. (11%)
14511 Falling Creek..........       9.68          9.25       Nationwide Mutual Insurance Company (17%)
1717 St. James Place.........      12.12         11.73       MCX Corp (14%)
1770 St. James Place.........      14.17         13.60       --
5225 Katy Freeway............      12.81         12.27       State of Texas (17%)
5300 Memorial................      13.29         13.17       Drypers Corporation (20%), Datavox, Inc. (20%), HCI Chemicals
                                                             USA, Inc. (17%)

POTTER COUNTY, TEXAS
Amarillo
6900 IH - 40 West............       9.46          9.04       Sitel Corporation (16%)

TARRANT COUNTY, TEXAS
Euless
150 West Parkway.............      14.65         14.30       Warrantech Automotive, Inc. (34%), Landmark Bank-Mid Cities
                                                             (16%), Mike Bowman Realtors/Century 21 (17%)

                                Property Listing

                                Office Properties
                                   (Continued)

                                                                                                                   Percentage
                                                                                                                  of Total 1999
                                                              Percentage                                             Office,
                                                     Net        Leased           1999               1999          Office/Flex,
                                                  Rentable       as of           Base             Effective      and Industrial/
Property                                 Year       Area       12/31/99          Rent               Rent            Warehouse
Location                                Built     (Sq. Ft.)     (%) (1)    ($000's) (2) (6)   ($000's) (3) (6)   Base Rent (%)
--------------------------------------------------------------------------------------------------------------------------------
TRAVIS COUNTY, TEXAS
Austin
1250 Capital of Texas Hwy. South.....    1985     270,703        98.8            5,500            5,451               1.19

--------------------------------------------------------------------------------------------------------------------------------
Total Texas Office                              3,016,676        92.7           43,541           42,638               9.39
--------------------------------------------------------------------------------------------------------------------------------

MARICOPA COUNTY, ARIZONA
Glendale
5551 West Talavi Boulevard...........    1991     181,596       100.0            1,616            1,608               0.35
Phoenix
19640 North 31st Street..............    1990     124,171       100.0            1,272            1,256               0.27
20002 North 19th Avenue (8)..........    1986         n/a         n/a              647              647               0.14
Scottsdale
9060 E. Via Linda Boulevard..........    1984     111,200       100.0            2,406            2,406               0.52


--------------------------------------------------------------------------------------------------------------------------------
Total Arizona Office                              416,967       100.0            5,941            5,917               1.28
--------------------------------------------------------------------------------------------------------------------------------

ARAPAHOE COUNTY, COLORADO
Aurora
750 South Richfield Street...........    1997     108,240       100.0            2,911            2,911               0.63
Denver
400 South Colorado Boulevard.........    1983     125,415        99.1            1,905            1,881               0.41


Englewood
5350 South Roslyn Street.............    1982      63,754       100.0            1,060            1,050               0.23
9359 East Nichols Avenue.............    1997      72,610       100.0              903              903               0.19

BOULDER COUNTY, COLORADO
Broomfield
105 South Technology Court...........    1997      37,574       100.0              535              535               0.12
303 South Technology Court-A.........    1997      34,454       100.0              387              387               0.08
303 South Technology Court-B.........    1997      40,416       100.0              454              454               0.10

                                           1999         Average      Tenants Leasing 10%
                                          Average      Effective     or More of Net
                                         Base Rent       Rent        Rentable Area Per
Property                                Per Sq. Ft.   Per Sq. Ft.    Property as of
Location                                ($) (4) (6)   ($) (5) (6)    12/31/99 (6)
------------------------------------------------------------------------------------------------------------------------------------
TRAVIS COUNTY, TEXAS
Austin
1250 Capital of Texas Hwy. South.....      20.56         20.38       Intelliquest Inc. (14%), Globeset Inc. (10%)

------------------------------------------------------------------------------------------------------------------------------------
Total Texas Office                         15.56         15.24
------------------------------------------------------------------------------------------------------------------------------------

MARICOPA COUNTY, ARIZONA
Glendale
5551 West Talavi Boulevard...........       8.90          8.85       Honeywell, Inc. (100%)
Phoenix
19640 North 31st Street..............      10.24         10.12       American Express Travel Related Services Co., Inc. (100%)
20002 North 19th Avenue (8)..........        n/a           n/a       n/a
Scottsdale
9060 E. Via Linda Boulevard..........      21.64         21.64       Sentry Insurance A Mutual Company (63%), Rite Aid
                                                                     Corporation (37%)

------------------------------------------------------------------------------------------------------------------------------------
Total Arizona Office                       14.25         14.19
------------------------------------------------------------------------------------------------------------------------------------

ARAPAHOE COUNTY, COLORADO
Aurora
750 South Richfield Street...........      26.89         26.89       T.R.W. Inc. (100%)
Denver
400 South Colorado Boulevard.........      15.33         15.13       Community Health Plan (12%), Department of Revenue (12%),
                                                                     Norwest Bank Colorado N.A. (11%), Senter GoldFarb & Rice
                                                                     (10%)
Englewood
5350 South Roslyn Street.............      16.63         16.47       Westland Enterprises (17%), Business World Inc. (17%)
9359 East Nichols Avenue.............      12.44         12.44       First Tennessee Bank NA (100%)

BOULDER COUNTY, COLORADO
Broomfield
105 South Technology Court...........      14.24         14.24       Sun Microsystems Inc. (100%)
303 South Technology Court-A.........      11.23         11.23       Sun Microsystems Inc. (100%)
303 South Technology Court-B.........      11.23         11.23       Sun Microsystems Inc. (100%)

                                Property Listing

                                Office Properties
                                   (Continued)

                                                                                                             Percentage
                                                                                                            of Total 1999
                                                        Percentage                                             Office,
                                               Net        Leased           1999               1999          Office/Flex,
                                            Rentable       as of           Base             Effective      and Industrial/
Property                           Year       Area       12/31/99          Rent               Rent            Warehouse
Location                          Built     (Sq. Ft.)     (%) (1)    ($000's) (2) (6)   ($000's) (3) (6)   Base Rent (%)
--------------------------------------------------------------------------------------------------------------------------
Louisville
1172 Century Drive.............    1996      49,566       100.0              617              617               0.13

248 Centennial Parkway.........    1996      39,266       100.0              488              488               0.11
285 Century Place..............    1997      69,145       100.0            1,121            1,121               0.24

DENVER COUNTY, COLORADO
Denver
3600 South Yosemite............    1974     133,743       100.0            1,287            1,287               0.28

DOUGLAS COUNTY, COLORADO
Englewood
384 Inverness Drive South......    1985      51,523       100.0              810              789               0.17

400 Inverness Drive............    1997     111,608        99.9            2,729            2,727               0.59

5975 South Quebec Street.......    1996     102,877        99.8            2,359            2,341               0.51
67 Inverness Drive East........    1996      54,280       100.0              644              644               0.14
Parker
9777 Pyramid Court.............    1995     120,281       100.0            1,323            1,323               0.29

EL PASO COUNTY, COLORADO
Colorado Springs
1975 Research Parkway..........    1997     115,250       100.0            1,682            1,635               0.36

2375 Telstar Drive (7).........    1998      47,369       100.0              410              409               0.09

8415 Explorer (7)..............    1998      47,368       100.0              410              409               0.09



JEFFERSON COUNTY, COLORADO
Lakewood
141 Union Boulevard............    1985      63,600        95.2            1,053            1,014               0.23

--------------------------------------------------------------------------------------------------------------------------
Total Colorado Office                     1,488,339        99.7           23,088           22,925               4.99
--------------------------------------------------------------------------------------------------------------------------

                                     1999         Average      Tenants Leasing 10%
                                    Average      Effective     or More of Net
                                   Base Rent       Rent        Rentable Area Per
Property                          Per Sq. Ft.   Per Sq. Ft.    Property as of
Location                          ($) (4) (6)   ($) (5) (6)    12/31/99 (6)
------------------------------------------------------------------------------------------------------------------------------
Louisville
1172 Century Drive.............       12.45        12.45       Skyconnect Inc. (40%), Evolving Systems Inc. (22%),
                                                               MCI Systemhouse Corp. (22%), RX Kinetix Inc. (16%)
248 Centennial Parkway.........       12.43        12.43       Walnut Brewery Inc. (59%), Aircell Inc. (28%)
285 Century Place..............       16.21        16.21       HBO & Company of Georgia (100%)

DENVER COUNTY, COLORADO
Denver
3600 South Yosemite............        9.62         9.62       MDC Holding Inc. (100%)

DOUGLAS COUNTY, COLORADO
Englewood
384 Inverness Drive South......       15.72        15.31       Quickpen International Corp. (37%), United States of America -
                                                               GSA (19%)
400 Inverness Drive............       24.48        24.46       Convergent Communications Inc. (26%), Ciber Inc. (22%),
                                                               Compuware Corp. (19%), Ani Colorado Inc./Alliance Int'l (16%)
5975 South Quebec Street.......       22.98        22.80       Northern Telecom Inc. (43%), Silicon Graphics Inc. (28%)
67 Inverness Drive East........       11.86        11.86       T-Netix Inc. (69%), Convergent Communications Inc. (31%)
Parker
9777 Pyramid Court.............       11.00        11.00       Evolving System Inc. (100%)

EL PASO COUNTY, COLORADO
Colorado Springs
1975 Research Parkway..........       14.59        14.19       Bombardier Capital Florida Inc.  (69%), Concert Management
                                                               Services (18%)
2375 Telstar Drive (7).........       10.46        10.44       Narwhal Corporation (45%), Memorial Hospital (39%),
                                                               Aerotek Inc. (14%)
8415 Explorer (7)..............       10.46        10.44       Enterprise Systems Group Inc. (57%), URS Greiner
                                                               Consultants Inc. (22%), McLeod USA Telecom Service
                                                               Inc. (17%)

JEFFERSON COUNTY, COLORADO
Lakewood
141 Union Boulevard............       17.39        16.75       Arbitration Forums Inc. (18%)

------------------------------------------------------------------------------------------------------------------------------
Total Colorado Office                 15.67        15.56
------------------------------------------------------------------------------------------------------------------------------

                                Property Listing

                                Office Properties
                                   (Continued)

                                                                                                                   Percentage
                                                                                                                  of Total 1999
                                                              Percentage                                             Office,
                                                      Net       Leased           1999               1999          Office/Flex,
                                                   Rentable      as of           Base             Effective      and Industrial/
Property                                 Year        Area      12/31/99          Rent               Rent            Warehouse
Location                                Built      (Sq. Ft.)    (%) (1)    ($000's) (2) (6)   ($000's) (3) (6)   Base Rent (%)
--------------------------------------------------------------------------------------------------------------------------------
SAN FRANCISCO COUNTY, CALIFORNIA
San Francisco
760 Market Street....................    1908      267,446       93.6            7,442            7,311               1.60
795 Folsom Street (7)................    1977      183,445       86.2            1,277            1,178               0.28

--------------------------------------------------------------------------------------------------------------------------------
Total California Office                            450,891       90.6            8,719            8,489               1.88
--------------------------------------------------------------------------------------------------------------------------------

HILLSBOROUGH COUNTY, FLORIDA
Tampa
501 Kennedy Boulevard................    1982      297,429       91.8            3,651            3,583               0.79



--------------------------------------------------------------------------------------------------------------------------------
Total Florida Office                               297,429       91.8            3,651            3,583               0.79
--------------------------------------------------------------------------------------------------------------------------------

POLK COUNTY, IOWA
West Des Moines
2600 Westown Parkway.................    1988       72,265       97.5            1,126            1,063               0.24




--------------------------------------------------------------------------------------------------------------------------------
Total Iowa Office                                   72,265       97.5            1,126            1,063               0.24
--------------------------------------------------------------------------------------------------------------------------------

DOUGLAS COUNTY, NEBRASKA
Omaha
210 South 16th Street................    1894      319,535       96.8            3,238            3,177               0.70

--------------------------------------------------------------------------------------------------------------------------------
Total Nebraska Office                              319,535       96.8            3,238            3,177               0.70
--------------------------------------------------------------------------------------------------------------------------------


TOTAL OFFICE PROPERTIES                         22,746,211       96.9          417,245          405,730              89.96
================================================================================================================================

                                           1999         Average      Tenants Leasing 10%
                                          Average      Effective     or More of Net
                                         Base Rent       Rent        Rentable Area Per
Property                                Per Sq. Ft.   Per Sq. Ft.    Property as of
Location                                ($) (4) (6)   ($) (5) (6)    12/31/99 (6)
--------------------------------------------------------------------------------------------------------------------------------
SAN FRANCISCO COUNTY, CALIFORNIA
San Francisco
760 Market Street....................      29.73         29.21       R.H. Macy & Company, Inc. (19%)
795 Folsom Street (7)................      19.27         17.77       Move.com (52%), AT&T Corp. (34%)
--------------------------------------------------------------------------------------------------------------------------------
Total California Office                    25.68         24.78
--------------------------------------------------------------------------------------------------------------------------------

HILLSBOROUGH COUNTY, FLORIDA
Tampa
501 Kennedy Boulevard................      13.37         13.12       Fowler, White, Gillen, Boggs, Villareal & Banker, PA (33%),
                                                                     Raytheon Engineers & Constructors, Inc. (17%),
                                                                     Sykes Enterprises Inc. (12%)

--------------------------------------------------------------------------------------------------------------------------------
Total Florida Office                       13.37         13.12
--------------------------------------------------------------------------------------------------------------------------------

POLK COUNTY, IOWA
West Des Moines
2600 Westown Parkway.................      15.98         15.09       St. Paul Fire and Marine Insurance Company (19%), MCI
                                                                     Telecommunications Corp. (14%), New England Mutual Life
                                                                     Insurance Company (15%), American Express Financial
                                                                     Advisors, Inc. (15%)

--------------------------------------------------------------------------------------------------------------------------------
Total Iowa Office                          15.98         15.09
--------------------------------------------------------------------------------------------------------------------------------

DOUGLAS COUNTY, NEBRASKA
Omaha
210 South 16th Street................      10.47         10.27       Union Pacific Railroad Company (70%)

--------------------------------------------------------------------------------------------------------------------------------
Total Nebraska Office                      10.47         10.27
--------------------------------------------------------------------------------------------------------------------------------


TOTAL OFFICE PROPERTIES                    19.13         18.61
================================================================================================================================

                                Property Listing

                             Office/Flex Properties

                                                                                                             Percentage
                                                                                                            of Total 1999
                                                         Percentage                                            Office,
                                                Net        Leased          1999               1999          Office/Flex,
                                             Rentable       as of          Base             Effective      and Industrial/
Property                              Year     Area       12/31/99         Rent               Rent            Warehouse
Location                             Built   (Sq. Ft.)     (%) (1)   ($000's) (2) (6)   ($000's) (3) (6)   Base Rent (%)
--------------------------------------------------------------------------------------------------------------------------
BURLINGTON COUNTY, NEW JERSEY
Burlington
3 Terri Lane......................    1991    64,500        77.7             437              436               0.09

5 Terri Lane......................    1992    74,555       100.0             497              495               0.11

Moorestown
1 Executive Drive.................    1989    20,570        43.0              74               72               0.02
101 Commerce Drive................    1988    64,700       100.0             336              296               0.07
101 Executive Drive...............    1990    29,355        45.8             146              145               0.03
102 Executive Drive...............    1990    64,000        90.0             399              371               0.09

1256 North Church.................    1984    63,495        49.9             401              366               0.09
1507 Lancer Drive.................    1995    32,700       100.0             119              112               0.03
1510 Lancer Drive.................    1998    88,000       100.0             370              370               0.08
201 Commerce Drive................    1986    38,400       100.0             195              192               0.04

225 Executive Drive...............    1990    50,600       100.0             304              280               0.07

30 Twosome Drive..................    1997    39,675       100.0             223              223               0.05


40 Twosome Drive..................    1996    40,265        63.1             243              243               0.05
50 Twosome Drive..................    1997    34,075       100.0             269              269               0.06

840 North Lenola..................    1995    38,300       100.0             271              271               0.06


844 North Lenola..................    1995    28,670       100.0             213              213               0.05

97 Foster Road....................    1982    43,200       100.0             187              187               0.04

                                        1999         Average      Tenants Leasing 10%
                                       Average      Effective     or More of Net
                                      Base Rent       Rent        Rentable Area Per
Property                             Per Sq. Ft.   Per Sq. Ft.    Property as of
Location                             ($) (4) (6)   ($) (5) (6)    12/31/99 (6)
---------------------------------------------------------------------------------------------------------------------------------
BURLINGTON COUNTY, NEW JERSEY
Burlington
3 Terri Lane......................        8.72         8.70       Tempel Steel Company (18%), Signature Home Care (16%),
                                                                  General Service Administrators (10%)
5 Terri Lane......................        6.67         6.64       Actimed Laboratories Inc. (38%), Lykes Dispensing Systems Inc.
                                                                  (20%), West Electronics Inc. (12%)
Moorestown
1 Executive Drive.................        8.37         8.14       T.T.I. (18%)
101 Commerce Drive................        5.19         4.57       Beckett Corporation (100%)
101 Executive Drive...............       10.86        10.79       Bavada Nurses Inc. (36%)
102 Executive Drive...............        6.93         6.44       Comtrex Systems Corp. (29%), Commonwealth Scientific Corp.
                                                                  (21%), AOP Solutions (20%), Schermerhorn (20%)
1256 North Church.................       12.66        11.55       James C. Anderson Associates (30%), Ketec Inc. (20%)
1507 Lancer Drive.................        3.64         3.43       Tad's Delivery Service Inc. (100%)
1510 Lancer Drive.................        4.20         4.20       Tad's Delivery Service Inc. (100%)
201 Commerce Drive................        5.08         5.00       Flow Thru Metals Inc. (25%), Franchise Stores Realty Corp.
                                                                  (25%), RE/Com Group (25%), Tropicana Products Inc. (25%)
225 Executive Drive...............        6.01         5.53       Eastern Research Inc. (66%), Bioclimatic Inc. (14%),
                                                                  Band-It Index Inc. (11%)
30 Twosome Drive..................        5.62         5.62       Hartman Cards Inc. (28%), Sagot Office Interiors Inc. (24%),
                                                                  Aramark Sports Entertainment (14%), The Closet Factory (12%),
                                                                  C&L Packaging Inc. (12%), Mosler Inc. (10%)
40 Twosome Drive..................        9.56         9.56       Neighborcare - TCI Inc. (49%), Bellstar Inc. (14%)
50 Twosome Drive..................        7.89         7.89       Wells Fargo (44%), Sussex Wine Merchants (30%), McCarthy
                                                                  Associates Inc. (14%), Inacomp Financial Services (12%)
840 North Lenola..................        7.08         7.08       Millar Elevator Service Co. (31%), Twin Pines Construction Co.
                                                                  (31%), Technology Service Solutions (25%), Computer
                                                                  Integration Services (13%)
844 North Lenola..................        7.43         7.43       First Union National Bank (41%), Curbell Inc. (33%), James J.
                                                                  Martin Inc. (25%)
97 Foster Road....................        4.33         4.33       Consumer Response Company Inc. (50%), Pioneer and Company
                                                                  Inc. (33%), Colornet Inc. (17%)

                                Property Listing

                             Office/Flex Properties
                                   (Continued)

                                                                                                            Percentage
                                                                                                           of Total 1999
                                                       Percentage                                             Office,
                                              Net        Leased           1999               1999          Office/Flex,
                                           Rentable       as of           Base             Effective      and Industrial/
Property                            Year     Area       12/31/99          Rent               Rent            Warehouse
Location                           Built   (Sq. Ft.)     (%) (1)    ($000's) (2) (6)   ($000's) (3) (6)   Base Rent (%)
-------------------------------------------------------------------------------------------------------------------------
2 Commerce Drive (7)............    1986    49,000       100.0               11               11               0.00
102 Commerce Drive (7)..........    1987    38,400        87.5                4                4               0.00



202 Commerce Drive (7)..........    1988    51,200       100.0                8                8               0.00
West Deptford
1451 Metropolitan Drive.........    1996    21,600       100.0              148              148               0.03

MERCER COUNTY, NEW JERSEY
Hamilton Township
100 Horizon Drive...............    1989    13,275         0.0               50               50               0.01
200 Horizon Drive...............    1991    45,770        85.3              446              432               0.10
300 Horizon Drive...............    1989    69,780       100.0              912              902               0.20


500 Horizon Drive...............    1990    41,205        81.9              394              363               0.08


MONMOUTH COUNTY, NEW JERSEY
Wall Township
1320 Wykoff Avenue..............    1986    20,336         0.0               38               38               0.01
1324 Wykoff Avenue..............    1987    21,168        75.0              213              181               0.05
1325 Campus Parkway.............    1988    35,000        18.4              290              281               0.06
1340 Campus Parkway.............    1992    72,502        94.6              779              676               0.17


1345 Campus Parkway.............    1995    76,300       100.0              704              702               0.15

1433 Highway 34.................    1985    69,020        65.3              442              360               0.10


PASSAIC COUNTY, NEW JERSEY
Totowa
11 Commerce Way.................    1989    47,025       100.0              412              380               0.09

1 Center Court (7)..............    1999    38,961       100.0              129              119               0.03

                                      1999         Average      Tenants Leasing 10%
                                     Average      Effective     or More of Net
                                    Base Rent       Rent        Rentable Area Per
Property                           Per Sq. Ft.   Per Sq. Ft.    Property as of
Location                           ($) (4) (6)   ($) (5) (6)    12/31/99 (6)
-------------------------------------------------------------------------------------------------------------------------------
2 Commerce Drive (7)............       7.45          7.45       Computer Sciences Corporation (100%)
102 Commerce Drive (7)..........       3.95          3.95       Nelson Associates (25%), American Banknote Card Svcs. (13%),
                                                                D&A Eastern Fasteners Inc. (13%), Moorestown Weightlifting
                                                                Club (13%), Opex Corporation (13%), RGP Impressions Inc.
                                                                (13%)
202 Commerce Drive (7)..........       5.18          5.18       Standard Register Co. (100%)
West Deptford
1451 Metropolitan Drive.........       6.85          6.85       Garlock Bearings Inc. (100%)

MERCER COUNTY, NEW JERSEY
Hamilton Township
100 Horizon Drive...............       0.00          0.00       --
200 Horizon Drive...............      11.42         11.07       O.H.M. Remediation Services Corp. (85%)
300 Horizon Drive...............      13.07         12.93       State of NJ/DEP (50%), McFaul & Lyons (26%), Fluor Daniel
                                                                GTI (24%)

500 Horizon Drive...............      11.68         10.76       Anacomp Inc. (30%), Lakeview Child Center (19%), NJ Builders
                                                                Assoc. (14%), Diedre Moire Corp. (11%)

MONMOUTH COUNTY, NEW JERSEY
Wall Township
1320 Wykoff Avenue..............       0.00          0.00       --
1324 Wykoff Avenue..............      13.42         11.40       Collectors Alliance (53%),  Supply Saver, Inc. (22%)
1325 Campus Parkway.............      45.03         43.63       Centennial Cellular Corp. (14%)
1340 Campus Parkway.............      11.36          9.86       Groundwater & Environmental Services (33%), GEAC Comp
                                                                (22%), State Farm (17%), Association For Retarded Citizens
                                                                (11%), Digital Lightwave, Inc. (11%)
1345 Campus Parkway.............       9.23          9.20       Depot America, Inc. (37%), Quadramed Corp. (23%), De Vine
                                                                Corp. (10%)
1433 Highway 34.................       9.81          7.99       State Farm Mutual Insurance Co. (30%), New Jersey Natural Gas
                                                                Co (11%)

PASSAIC COUNTY, NEW JERSEY
Totowa
11 Commerce Way.................       8.76          8.08       Coram Alternative Site Services (56%), D.A. Kopp & Associates
                                                                Inc. (22%), Olsten Health Services (11%), Ericsson Inc. (11%)
1 Center Court (7)..............       3.95          3.64       Ethnic American Broadcasting (62%), Eizo Nanao Technologies
                                                                Inc. (38%)

                                Property Listing

                             Office/Flex Properties
                                   (Continued)

                                                                                                               Percentage
                                                                                                              of Total 1999
                                                          Percentage                                             Office,
                                                 Net        Leased           1999               1999          Office/Flex,
                                              Rentable       as of           Base             Effective      and Industrial/
Property                             Year       Area       12/31/99          Rent               Rent            Warehouse
Location                            Built     (Sq. Ft.)     (%) (1)    ($000's) (2) (6)   ($000's) (3) (6)   Base Rent (%)
----------------------------------------------------------------------------------------------------------------------------
2 Center Court...................    1998      30,600        99.3              350              280               0.08

20 Commerce Way..................    1992      42,540        85.9              388              388               0.08
29 Commerce Way..................    1990      48,930       100.0              472              424               0.10


40 Commerce Way..................    1987      50,576       100.0              561              467               0.12

45 Commerce Way..................    1992      51,207       100.0              480              436               0.10

60 Commerce Way..................    1988      50,333        84.3              309              255               0.07

80 Commerce Way..................    1996      22,500        89.2              272              173               0.06

100 Commerce Way.................    1996      24,600       100.0              297              160               0.06

120 Commerce Way.................    1994       9,024       100.0               89               87               0.02
140 Commerce Way.................    1994      26,881        99.5              264              257               0.06




----------------------------------------------------------------------------------------------------------------------------
Total New Jersey Office/Flex                1,882,793        88.0           13,146           12,123               2.86
----------------------------------------------------------------------------------------------------------------------------

WESTCHESTER COUNTY, NEW YORK
Elmsford
1 Westchester Plaza..............    1967      25,000       100.0              293              285               0.06

2 Westchester Plaza..............    1968      25,000       100.0              431              425               0.09

3 Westchester Plaza..............    1969      93,500        98.5            1,116            1,112               0.24

4 Westchester Plaza..............    1969      44,700        99.8              614              595               0.13

5 Westchester Plaza..............    1969      20,000       100.0              277              273               0.06

6 Westchester Plaza..............    1968      20,000       100.0              263              254               0.06

                                       1999        Average      Tenants Leasing 10%
                                      Average     Effective     or More of Net
                                     Base Rent      Rent        Rentable Area Per
Property                            Per Sq. Ft.  Per Sq. Ft.    Property as of
Location                            ($) (4) (6)  ($) (5) (6)    12/31/99 (6)
--------------------------------------------------------------------------------------------------------------------------------
2 Center Court...................      11.52         9.21       Nomadic Display (36%), Electro Rent Corp. (33%), Alpine
                                                                Electronic of America (30%)
20 Commerce Way..................      10.62        10.62       Motorola Inc. (44%), Siemens Fiber Optics (41%)
29 Commerce Way..................       9.65         8.67       Sandvik Sorting Systems, Inc. (44%), Paterson Dental Supply Inc.
                                                                (23%), Fujitec America Inc. (22%), Williams Communications
                                                                (11%)
40 Commerce Way..................      11.09         9.23       Thomson Electronics (43%), Intertek Testing Services (29%),
                                                                Snap-On, Inc. (14%), System 3R USA (14%)
45 Commerce Way..................       9.37         8.51       Ericsson Radio Systems Inc. (52%), Woodward Clyde
                                                                Consultants (27%), Oakwood Corporate Housing (21%)
60 Commerce Way..................       7.28         6.01       Ericsson Inc. (29%), Jen Mar Graphics (27%), Maxlite (14%),
                                                                HW Exhibits (14%)
80 Commerce Way..................      13.55         8.62       Hey Diddle Diddle Inc. (40%), Idexx Veterinary Services (37%),
                                                                Inter-American Safety Council (11%)
100 Commerce Way.................      12.07         6.50       Pharmerica Inc. (34%), Minolta Business Systems Inc. (34%),
                                                                CCH Incorporated (32%)
120 Commerce Way.................       9.86         9.64       Deerfield Healthcare Corp. (100%)
140 Commerce Way.................       9.87         9.61       Advanced Image Systems Inc. (20%), MSR Publications Inc.
                                                                (19%), Holder Group Inc. (11%), Alpha Testing (10%), Showa
                                                                Tool USA Inc. (10%), Telsource Corporation (10%), Universal
                                                                Hospital Services (10%)

--------------------------------------------------------------------------------------------------------------------------------
Total New Jersey Office/Flex            8.40         7.78
--------------------------------------------------------------------------------------------------------------------------------

WESTCHESTER COUNTY, NEW YORK
Elmsford
1 Westchester Plaza..............      11.72        11.40       British Apparel (40%), American Greeting (20%), RS
                                                                Knapp (20%), Thin Film Concepts (20%)
2 Westchester Plaza..............      17.24        17.00       Board of Cooperative Education (80%), Kin-Tronics (10%),
                                                                Squires Productions (10%)
3 Westchester Plaza..............      12.12        12.07       Apria Healthcare (32%), Kangol Headwear (28%), V-Band
                                                                Corp. (16%), Dental Concepts (12%)
4 Westchester Plaza..............      13.76        13.34       Metropolitan Life (38%), EEV Inc. (34%), Arsys Innotech Corp.
                                                                (13%)
5 Westchester Plaza..............      13.85        13.65       Fujitsu (38%), Rokonet Industries (25%), UA Plumbers
                                                                Education (25%), Furniture Etc. (12%)
6 Westchester Plaza..............      13.15        12.70       Signacon Controls (28%), Xerox Corp. (28%), Game Parts
                                                                (24%), Girard Rubber Co. (13%)

                                Property Listing

                             Office/Flex Properties
                                   (Continued)

                                                                                                      Percentage
                                                                                                     of Total 1999
                                                  Percentage                                             Office,
                                         Net        Leased           1999               1999          Office/Flex,
                                      Rentable       as of           Base             Effective      and Industrial/
Property                       Year     Area       12/31/99          Rent               Rent            Warehouse
Location                      Built   (Sq. Ft.)     (%) (1)    ($000's) (2) (6)   ($000's) (3) (6)   Base Rent (%)
--------------------------------------------------------------------------------------------------------------------
7 Westchester Plaza.........   1972    46,200       100.0              643              637               0.14
8 Westchester Plaza.........   1971    67,200       100.0              871              778               0.19

11 Clearbrook Road..........   1974    31,800       100.0              327              326               0.07


75 Clearbrook Road..........   1990    32,720       100.0              816              816               0.18
150 Clearbrook Road.........   1975    74,900       100.0            1,046            1,018               0.23

175 Clearbrook Road.........   1973    98,900        98.5            1,340            1,306               0.29
200 Clearbrook Road.........   1974    94,000        99.8            1,113            1,063               0.24
250 Clearbrook Road.........   1973   155,000        94.5            1,177            1,152               0.25

50 Executive Boulevard......   1969    45,200        97.2              384              375               0.08
77 Executive Boulevard......   1977    13,000       100.0              180              179               0.04
85 Executive Boulevard......   1968    31,000        83.3              380              371               0.08
300 Executive Boulevard.....   1970    60,000        99.7              576              576               0.12

350 Executive Boulevard.....   1970    15,400        98.8              243              243               0.05
399 Executive Boulevard.....   1962    80,000       100.0              934              921               0.20

400 Executive Boulevard.....   1970    42,200       100.0              611              558               0.13
500 Executive Boulevard.....   1970    41,600       100.0              552              542               0.12

525 Executive Boulevard.....   1972    61,700        99.8              846              830               0.18
Hawthorne
4 Skyline Drive.............   1987    80,600       100.0            1,199            1,102               0.26
8 Skyline Drive.............   1985    50,000        98.9              673              653               0.15
10 Skyline Drive............   1985    20,000       100.0              282              262               0.06

11 Skyline Drive............   1989    45,000       100.0              675              660               0.15

12 Skyline Drive (7)........   1999    46,850       100.0              174              150               0.04

15 Skyline Drive............   1989    55,000       100.0              877              804               0.19

200 Saw Mill River Road.....   1965    51,100       100.0              633              612               0.14

                                 1999         Average      Tenants Leasing 10%
                                Average      Effective     or More of Net
                               Base Rent       Rent        Rentable Area Per
Property                      Per Sq. Ft.   Per Sq. Ft.    Property as of
Location                      ($) (4) (6)   ($) (5) (6)    12/31/99 (6)
--------------------------------------------------------------------------------------------------------------------------
7 Westchester Plaza.........     13.92         13.79       Emigrant Savings Bank (69%), Fire End Croker (22%)
8 Westchester Plaza.........     12.96         11.58       Mamiya America (24%), Ciba Specialty (19%), Kubra Data
                                                           (15%)
11 Clearbrook Road..........     10.28         10.25       Eastern Jungle Gym (27%), MCS Marketing (24%), Treetops Inc.
                                                           (21%), Creative Medical Supplies (14%), Westchester Party
                                                           Rental (14%)
75 Clearbrook Road..........     24.94         24.94       Evening Out Inc. (100%)
150 Clearbrook Road.........     13.97         13.59       Court Sports I (24%), Philips Medical (18%), Transwestern
                                                           Publications (12%)
175 Clearbrook Road.........     13.76         13.41       Nextel of New York Inc. (35%), Hypres Inc. (15%)
200 Clearbrook Road.........     11.86         11.33       Brunschwig & Fils Inc. (39%), Proftech Corp (20%)
250 Clearbrook Road.........      8.04          7.86       AFP Imaging Corp (31%), Prints Plus Inc. (13%),
                                                           The Artina Group (14%), Conri Services (10%)
50 Executive Boulevard......      8.74          8.54       MMO Music Group (71%), Medcon Financial (22%)
77 Executive Boulevard......     13.85         13.77       Bright Horizons Children (55%), WNN Corp. (45%)
85 Executive Boulevard......     14.72         14.37       VREX Inc (49%), Westhab Inc. (18%), Saturn II Systems (11%)
300 Executive Boulevard.....      9.63          9.63       Varta Batteries (44%), Princeton Ski Outlet (43%), LMG
                                                           International Inc. (12%)
350 Executive Boulevard.....     15.97         15.97       Copytex Corp. (99%)
399 Executive Boulevard.....     11.68         11.51       American Banknote (73%), Wine Enthusiast Inc. (15%)
                                                           Brandon of Westchester (12%)
400 Executive Boulevard.....     14.48         13.22       Baker Engineering (39%), Ultra Fabrics (25%)
500 Executive Boulevard.....     13.27         13.03       Original Consume (36%), Dover Elevator (16%), Angelica Corp.
                                                           (16%), Olympia Sports (13%), Philips Medical Systems (13%)
525 Executive Boulevard.....     13.74         13.48       Vie De France (59%), New York Blood Center (21%)
Hawthorne
4 Skyline Drive.............     14.88         13.67       GEC Alsthom Int'l. (60%)
8 Skyline Drive.............     13.61         13.21       Clientsoft (69%), Reveo Inc (29%)
10 Skyline Drive............     14.10         13.10       Bi-Tronic Inc/LCA (52%), Phoenix Systems Int'l (32%), Galson
                                                           Corp. (16%)
11 Skyline Drive............     15.00         14.67       Cube Computer (41%), Bowthorpe Holdings (19%), Agathon
                                                           Machine (12%), Planned Parenthood (11%)
12 Skyline Drive (7)........     12.79         11.02       Creative Visual Enterprises (38%), Medelec Inc. (32%), Savin
                                                           Corporation (30%)
15 Skyline Drive............     15.95         14.62       Tellabs (47%), Emisphere Technology (23%), Minolta Copier
                                                           (16%), Acorda Therapeutics Inc. (14%)
200 Saw Mill River Road.....     12.39         11.98       ABSCOA (18%), Walter Degruyter (21%), Monahans Plumbing
                                                           (17%), Argents Air Express (12%)

                                Property Listing

                             Office/Flex Properties
                                   (Continued)

                                                                                                                    Percentage
                                                                                                                   of Total 1999
                                                               Percentage                                             Office,
                                                      Net        Leased           1999               1999          Office/Flex,
                                                   Rentable       as of           Base             Effective      and Industrial/
Property                                  Year       Area       12/31/99          Rent               Rent            Warehouse
Location                                 Built     (Sq. Ft.)     (%) (1)    ($000's) (2) (6)   ($000's) (3) (6)   Base Rent (%)
---------------------------------------------------------------------------------------------------------------------------------
Yonkers
1 Odell Plaza.....................        1980     106,000       100.0            1,260            1,241               0.27
5 Odell Plaza.....................        1983      38,400        99.6              490              486               0.11

7 Odell Plaza.....................        1984      42,600        99.6              667              649               0.14

4 Executive Plaza.................        1986      80,000        99.9            1,049            1,000               0.23

6 Executive Plaza.................        1987      80,000        88.6              991              986               0.21

100 Corporate Boulevard...........        1987      78,000        98.2            1,087            1,060               0.23


200 Corporate Boulevard South.....        1990      84,000        99.8            1,378            1,350               0.30


---------------------------------------------------------------------------------------------------------------------------------
Total New York Office/Flex                       2,076,570        98.5           26,468           25,650               5.71
---------------------------------------------------------------------------------------------------------------------------------

FAIRFIELD COUNTY, CONNECTICUT
Stamford
419 West Avenue...................        1986      88,000        99.7            1,430            1,423               0.31
500 West Avenue...................        1988      25,000        82.3              334              315               0.07

550 West Avenue...................        1990      54,000       100.0              809              745               0.17
600 West Avenue (7)...............        1999      66,000       100.0               37               33               0.01
650 West Avenue...................        1998      40,000       100.0              635              522               0.14

---------------------------------------------------------------------------------------------------------------------------------
Total Connecticut Office/Flex                      273,000        98.3            3,245            3,038               0.70
---------------------------------------------------------------------------------------------------------------------------------

TOTAL OFFICE/FLEX PROPERTIES                     4,232,363        93.8           42,859           40,811               9.27
=================================================================================================================================

                                        1999         Average      Tenants Leasing 10%
                                       Average      Effective     or More of Net
                                      Base Rent       Rent        Rentable Area Per
Property                             Per Sq. Ft.   Per Sq. Ft.    Property as of
Location                             ($) (4) (6)   ($) (5) (6)    12/31/99 (6)
---------------------------------------------------------------------------------------------------------------------------------
Yonkers
1 Odell Plaza.....................      11.89         11.71       Court Sports II (19%), Gannet Satellite (11%)
5 Odell Plaza.....................      12.81         12.71       Voyetra Technologies (43%), Photo File Inc. (34%), Pharmerica
                                                                  Inc. (22%)
7 Odell Plaza.....................      15.72         15.30       US Postal Service (41%), TT Systems Co. (24%), Bright
                                                                  Horizons (16%)
4 Executive Plaza.................      13.13         12.51       O.K. Industries (42%), E&B Giftware (22%), Universal Outdoor
                                                                  Advertising (10%)
6 Executive Plaza.................      13.98         13.91       Cablevision Systems Corp. (40%), Yonkers Savings & Loan
                                                                  Assoc. (11%)
100 Corporate Boulevard...........      14.19         13.84       MonteFiore Medical Center (28%), Sempra Energy Trading Corp.
                                                                  (13%), Minami International Corp. (12%), Otis Elevator (11%)
                                                                  Genzyme Genetics Corp. (11%)
200 Corporate Boulevard South.....      16.44         16.10       Belmay (32%), Montefiore Medical (23%) Advanced Viral
                                                                  Research (20%)

---------------------------------------------------------------------------------------------------------------------------------
Total New York Office/Flex              13.14         12.71
---------------------------------------------------------------------------------------------------------------------------------

FAIRFIELD COUNTY, CONNECTICUT
Stamford
419 West Avenue...................      16.30         16.22       Fuji Medical Systems USA Inc. (80%)
500 West Avenue...................      16.23         15.31       Lead Trackers (28%), Convergent Communications (26%),
                                                                  Seneca Media Group Inc. (17%),  M Cohen and Sons Inc. (11%)
550 West Avenue...................      14.98         13.80       Lifecodes Corp. (44%), Davidoff of Geneva (33%)
600 West Avenue (7)...............       9.30          8.30       Clarence House Imports, Ltd (100%)
650 West Avenue...................      15.88         13.05       Davidoff of Geneva (CT) Inc. (100%)

---------------------------------------------------------------------------------------------------------------------------------
Total Connecticut Office/Flex           14.24         13.24
---------------------------------------------------------------------------------------------------------------------------------

TOTAL OFFICE/FLEX PROPERTIES            11.24         10.69
=================================================================================================================================

                                Property Listing

                         Industrial/Warehouse Properties

                                                                                                                       Percentage
                                                                                                                      of Total 1999
                                                                   Percentage                                            Office,
                                                          Net        Leased          1999               1999          Office/Flex,
                                                       Rentable       as of          Base             Effective      and Industrial/
Property                                     Year        Area       12/31/99         Rent               Rent            Warehouse
Location                                    Built      (Sq. Ft.)     (%) (1)   ($000's) (2) (6)   ($000's) (3) (6)   Base Rent (%)
------------------------------------------------------------------------------------------------------------------------------------
WESTCHESTER COUNTY, NEW YORK
Elmsford
1 Warehouse Lane.........................    1957        6,600       100.0              57               56               0.01
2 Warehouse Lane.........................    1957       10,900       100.0             128              126               0.03
3 Warehouse Lane.........................    1957       77,200       100.0             290              279               0.06
4 Warehouse Lane.........................    1957      195,500        97.4           1,906            1,869               0.41
5 Warehouse Lane.........................    1957       75,100        97.1             690              671               0.15

6 Warehouse Lane.........................    1982       22,100       100.0             513              513               0.11

------------------------------------------------------------------------------------------------------------------------------------
Total Industrial/Warehouse Properties                  387,400        98.1           3,584            3,514               0.77
------------------------------------------------------------------------------------------------------------------------------------

TOTAL OFFICE, OFFICE/FLEX,
  AND INDUSTRIAL/WAREHOUSE
  PROPERTIES                                        27,365,974        96.5         463,688          450,055              100.0
====================================================================================================================================

                                                1999         Average      Tenants Leasing 10%
                                               Average      Effective     or More of Net
                                              Base Rent       Rent        Rentable Area Per
Property                                     Per Sq. Ft.   Per Sq. Ft.    Property as of
Location                                     ($) (4) (6)   ($) (5) (6)    12/31/99 (6)
------------------------------------------------------------------------------------------------------------------------------------
WESTCHESTER COUNTY, NEW YORK
Elmsford
1 Warehouse Lane..........................       8.64          8.48       JP Trucking Service (100%)
2 Warehouse Lane..........................      11.74         11.56       RJ Bruno Roofing Inc. (55%), Savin Engineers PC (41%)
3 Warehouse Lane..........................       3.76          3.61       United Parcel Service (100%)
4 Warehouse Lane..........................      10.01          9.82       San Mar Laboratory (63%), Westinghouse Air Brake (14%)
5 Warehouse Lane..........................       9.46          9.20       Great Spring Waters of America (48%), E & H Tire Boxing
                                                                          (19%), Chamart Exclusives Inc. (16%)
6 Warehouse Lane..........................      23.21         23.21       Conway Central Express (100%)

------------------------------------------------------------------------------------------------------------------------------------
Total Industrial/Warehouse Properties            9.43          9.24
------------------------------------------------------------------------------------------------------------------------------------

TOTAL OFFICE, OFFICE/FLEX,
  AND INDUSTRIAL/WAREHOUSE
  PROPERTIES                                    17.81         17.28
====================================================================================================================================

(1)   Based on all leases in effect as of December 31, 1999.
(2) Total base rent for 1999, determined in accordance with generally accepted accounting principles ("GAAP"). Substantially all of the leases provide for annual base rents plus recoveries and escalation charges based upon the tenant's proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass through of charges for electrical usage.
(3) Total base rent for 1999 minus total 1999 amortization of tenant improvements, leasing commissions and other concessions and costs, determined in accordance with GAAP.
(4) Base rent for 1999 divided by net rentable square feet leased at December 31, 1999. For those properties acquired or placed in service during 1999, amounts are annualized, as per Note 7.
(5) Effective rent for 1999 divided by net rentable square feet leased at December 31, 1999. For those properties acquired or placed in service during 1999, amounts are annualized, as per Note 7.
(6) Excludes space leased by the Operating Partnership aggregating 122,149 square feet.
(7) As this property was acquired or placed in service by the Operating Partnership during 1999, the amounts represented in 1999 base rent and 1999 effective rent reflect only that portion of the year during which the Operating Partnership owned or placed the property in service. Accordingly, these amounts may not be indicative of the property's full year results. For comparison purposes, the amounts represented in 1999 average base rent per sq. ft. and 1999 average effective rent per sq. ft. for this property have been calculated by taking 1999 base rent and 1999 effective rent for such property and annualizing these partial-year results, dividing such annualized amounts by the net rentable square feet leased at December 31, 1999. These annualized per square foot amounts may not be indicative of the property's results had the Operating Partnership owned or placed such property in service for the entirety of 1999.
(8)   The property was sold by the Operating Partnership in 1999.

----------

Retail Properties

The Operating Partnership owned two stand-alone retail properties as of December 31, 1999, described below:

The Operating Partnership owns an 8,000 square-foot restaurant, constructed in 1986, located at 2 Executive Plaza in the South Westchester Executive Park in Yonkers, Westchester County, New York. The restaurant is 100 percent leased to Magic at Yonkers, Inc. for use as a Red Robin restaurant under a 25-year lease. The lease currently provides for fixed annual base rent of $265,000, with fully-reimbursed real estate taxes, and operating expenses escalated based on the consumer price index ("CPI") over a base year CPI. The lease, which expires in June 2012, includes scheduled rent increases in July 2002 to approximately $300,000 annually, and in July 2007 to approximately $345,000 annually. The lease also provides for additional rent calculated as a percentage of sales over a specified sales amount, as well as for two five-year renewal options. 1999 total base rent for the property, calculated in accordance with GAAP, was approximately $257,488.

The Operating Partnership also owns a 9,300 square-foot restaurant, constructed in 1984, located at 230 White Plains Road, Tarrytown, Westchester County, New York. The restaurant is 100 percent leased to TGI Fridays under a 10-year lease which provides for fixed annual base rent of approximately $195,000, with fully-reimbursed real estate taxes, and operating expenses escalated based on CPI over a base year CPI. The lease, which expires in August 2004, also provides for additional rent calculated as a percentage of sales over a specified sales amount, as well as for four five-year renewal options. 1999 total base rent for the property, calculated in accordance with GAAP, was approximately $195,294.

Land Leases

The Operating Partnership owned three land leases as of December 31, 1999, described below:

The Operating Partnership leases land to Star Enterprises, on which a 2,264 square-foot Texaco gas station was constructed, located at 1 Enterprise Boulevard in Yonkers, Westchester County, New York. The 15-year, triple-net land lease provides for annual rent of approximately $145,000 and expires in April 2005. The lease also provides for two five-year renewal options. 1999 total base rent under this lease, calculated in accordance with GAAP, was approximately $144,023.

The Operating Partnership also leases five acres of land to Rake Realty, on which a 103,500 square-foot office building exists, located at 700 Executive Boulevard, Elmsford, Westchester County, New York. The 22-year, triple-net land lease provides for fixed annual rent plus a CPI adjustment every five years, and expires in November 2000. 1999 total base rent under this lease, calculated in accordance with GAAP, was approximately $96,653. The lease also provides for several renewal options which could extend the lease term for an additional 30 years.

The Operating Partnership also leases 27.7 acres of land to Home Depot, on which a 134,000 square-foot retail store was constructed, located at the Operating Partnership's Horizon Center Business Park, Hamilton Township, Mercer County, New Jersey. The net lease, which began on February 1, 1999, provides for annual rent of approximately $298,000 through the fifth year of the lease and fixed annual rent plus a CPI adjustment every five years for the years thereafter and expires in January 2094. The lease also provides an option for Home Depot to purchase the land in 2002. 1999 total base rent under this lease, calculated in accordance with GAAP, was approximately $239,021.

Multi-family Residential Properties

The Operating Partnership owned two multi-family residential properties, as of December 31, 1999, described below:

Tenby Chase Apartments, Delran, Burlington County, New Jersey: The Operating Partnership's multi-family residential property, known as the Tenby Chase Apartments, was built in 1970. The property contains 327 units, comprised of 196 one-bedroom units and 131 two-bedroom units, with an average size of approximately 1,235 square feet per unit. The property had an average monthly rental rate of approximately $765 per unit during 1999 and was approximately
96.0 percent leased as of December 31, 1999. The property had 1999 total base rent of approximately $2.9 million, which represented approximately 0.6 percent of the Operating Partnership's 1999 total base rent. The average occupancy rate for the property in each of 1999, 1998 and 1997 was 97.1 percent, 96.0 percent, and 95.5 percent, respectively.

25 Martine Avenue, White Plains, Westchester County, New York: The Operating Partnership's multi-family residential property, known as 25 Martine Avenue, was built in 1987. The property contains 124 residential units, comprised of 18 studio units, 71 one-bedroom units and 35 two-bedroom units, with an average size of approximately 722 square feet per unit. The property had an average monthly rental rate of approximately $1,547 per unit during 1999 and was 96.0 percent leased as of December 31, 1999. The property also has retail space. The property had 1999 total base rent of approximately $2.4 million, which represented approximately 0.5 percent of the Operating Partnership's 1999 total base rent. The average occupancy rate for the property in each of 1999, 1998 and 1997 was 96.8 percent, 96.4 percent and 97.6 percent, respectively.

OCCUPANCY

The table below sets forth the year-end percentages of rentable square feet leased in the Operating Partnership's in-service Consolidated Properties for the last five years:

                                                       Percentage of
                  Year Ended December 31,          Square Feet Leased (%)
                  -------------------------------------------------------
                  1999                                    96.5

                  1998                                    96.6

                  1997                                    95.8

                  1996                                    96.4

                  1995                                    92.5

SIGNIFICANT TENANTS

The following table sets forth a schedule of the Operating Partnership's 20 largest tenants for the Consolidated Properties as of December 31, 1999, based upon annualized base rents:

                                                                     Percentage of                    Percentage of
                                                 Annualized      Operating Partnership   Square           Total            Year of
                                  Number of      Base Rental        Annualized Base       Feet    Operating Partnership     Lease
                                 Properties    Revenue ($) (1)    Rental Revenue (%)     Leased     Leased Sq.Ft. (%)    Expiration
------------------------------------------------------------------------------------------------------------------------------------
AT&T Corporation                     6            15,433,135             3.3           1,034,779         4.0              2009 (2)
Donaldson, Lufkin &
  Jenrette Securities Corp.          2            14,358,974             3.1             589,368         2.3              2010 (3)
AT&T Wireless Services               2             8,199,959             1.8             382,030         1.5              2007 (4)
IBM Corporation                      5             7,553,299             1.6             391,910         1.5              2007 (5)
Prentice-Hall Inc.                   1             6,744,495             1.4             474,801         1.8              2014
Allstate Insurance Company          10             6,377,507             1.4             293,820         1.1              2009 (6)
Nabisco Inc.                         2             5,467,178             1.2             300,378         1.2              2005
Toys 'R' US - NJ, Inc.               1             5,342,672             1.1             242,518         0.9              2012
American Institute of Certified
 Public Accountants                  1             4,981,357             1.1             249,768         1.0              2012
Keystone Mercy Health Plan           3             4,636,015             1.0             203,334         0.8              2015 (7)
Board of Gov./Federal Reserve        1             4,605,090             1.0             117,008         0.4              2009 (8)
Dean Witter Trust Company            1             4,319,508             0.9             221,019         0.8              2008
Winston & Strawn                     1             4,293,026             0.9             108,100         0.4              2003
CMP Media Inc.                       1             4,206,598             0.9             206,274         0.8              2014
KPMG Peat Marwick, LLP               2             3,824,080             0.8             161,760         0.6              2007 (9)
Move.com                             1             3,701,763             0.8              94,917         0.4              2006
Bank of Tokyo - Mitsubishi Ltd.      1             3,378,923             0.7             137,076         0.5              2009
Bankers Trust Harborside Inc.        1             3,272,500             0.7             385,000         1.5              2003
PNC Bank N.A.                        4             3,207,902             0.7             149,930         0.6              2004(10)
Cendant Operations Inc.              1             3,117,051             0.7             148,431         0.6              2008
------------------------------------------------------------------------------------------------------------------------------------
Totals                                           117,021,032            25.1           5,892,221        22.7
====================================================================================================================================

(1) Annualized base rental revenue is based on actual December 1999 billings times 12. For leases whose rent commences after January 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(2) 39,183 square feet expire February 2000; 3,950 square feet expire August 2000; 66,268 square feet expire December 2000; 63,278 square feet expire May 2004; 475,100 square feet expire January 2008; 387,000 square feet expire January 2009.
(3) 426,691 square feet expire July 2009; 162,677 square feet expire September 2010.
(4) 12,150 square feet expire September 2004; 345,799 square feet expire March 2007; 24,081 square feet expire June 2007.
(5) 29,157 square feet expire October 2000; 28,289 square feet expire January 2002; 1,065 square feet expire November 2002; 85,000 square feet expire December 2005; 248,399 square feet expire December 2007.
(6) 22,444 square feet expire July 2001; 70,517 square feet expire June 2002; 71,030 square feet expire September 2002; 18,882 square feet expire April 2003; 2,867 square feet expire January 2004; 36,305 square feet expire January 2005; 23,024 square feet expire November 2005; 6,108 square feet expire August 2006; 31,143 square feet expire April 2008; 11,500 square feet expire April 2009.
(7)   32,171 square feet expire January 2003; 171,163 square feet expire April
      2015.
(8)   94,719 square feet expire May 2005; 22,289 square feet expire July 2009.
(9) 104,556 square feet expire September 2002; 57,204 square feet expire July 2007.
(10) 107,320 square feet expire February 2000; 15,802 square feet expire August 2003; 26,808 square feet expire October 2004.

SCHEDULE OF LEASE EXPIRATIONS

The following table sets forth a schedule of the lease expirations for the total of the Operating Partnership's office, office/flex, industrial/warehouse and stand-alone retail properties, included in the Consolidated Properties, beginning January 1, 2000, assuming that none of the tenants exercise renewal options:

                                                                                           Average Annual
                                                    Percentage Of                           Rent Per Net
                                 Net Rentable       Total Leased         Annualized           Rentable          Percentage Of
                                 Area Subject        Square Feet         Base Rental         Square Foot         Annual Base
                  Number Of       To Expiring      Represented By       Revenue Under        Represented         Rent Under
Year Of            Leases           Leases            Expiring            Expiring           By Expiring          Expiring
Expiration      Expiring (1)       (Sq. Ft.)       Leases (%) (2)      Leases ($) (3)        Leases ($)          Leases (%)
------------------------------------------------------------------------------------------------------------------------------------
2000..........        548         2,998,702             11.5              51,235,987            17.09              11.0

2001..........        504         3,052,745             11.8              49,449,363            16.20              10.6

2002..........        525         3,505,201             13.5              61,682,311            17.60              13.3

2003..........        396         3,624,579             14.0              63,261,015            17.45              13.6

2004..........        304         2,162,726              8.3              40,731,720            18.83               8.7

2005..........        144         2,243,557              8.6              42,629,493            19.00               9.2

2006..........         70         1,074,250              4.1              22,939,184            21.35               4.9

2007..........         49         1,318,491              5.1              26,917,633            20.42               5.8

2008..........         39         1,545,752              6.0              24,575,681            15.90               5.3

2009..........         42         1,522,241              5.9              30,025,843            19.72               6.4

2010..........         36           756,819              2.9              16,200,363            21.41               3.5

2011 and thereafter    29         2,146,879              8.3              35,904,699            16.72               7.7
------------------------------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average           2,686        25,951,942           100.0(4)           465,553,292            17.94             100.0
====================================================================================================================================

(1) Includes office, office/flex, industrial/warehouse and stand-alone retail property tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.
(2)   Excludes all unleased space as of December 31, 1999.
(3) Annualized base rental revenue is based on actual December 1999 billings times 12. For leases whose rent commences after January 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(4) Reconciliation to Operating Partnership's total net rentable square footage is as follows:

                                                                 Square Feet   Percentage of Total
                                                                 -----------   -------------------
Square footage leased to commercial tenants                      25,951,942          94.8%
Square footage used for corporate offices, management offices, building use, retail tenants, food services, other ancillary
 service tenants and occupancy adjustments                          459,529           1.7
Square footage unleased                                             971,803           3.5
                                                                 ----------         -----
Total net rentable square footage (does not include
 residential, land lease, retail or not-in-service properties)   27,383,274         100.0%
                                                                 ==========         =====

SCHEDULE OF LEASE EXPIRATIONS: OFFICE PROPERTIES

The following table sets forth a schedule of the lease expirations for the office properties beginning January 1, 2000, assuming that none of the tenants exercise renewal options:

                                                                                           Average Annual
                                                  Percentage Of                             Rent Per Net
                                Net Rentable      Total Leased           Annualized           Rentable          Percentage Of
                               Area Subject        Square Feet           Base Rental         Square Foot         Annual Base
                  Number Of      To Expiring     Represented By         Revenue Under        Represented         Rent Under
Year Of            Leases          Leases           Expiring              Expiring           By Expiring          Expiring
Expiration      Expiring (1)      (Sq. Ft.)      Leases (%) (2)        Leases ($) (3)        Leases ($)          Leases (%)
------------------------------------------------------------------------------------------------------------------------------------
2000..........        462         2,441,089             11.3              45,084,047            18.47              10.8

2001..........        418         2,366,837             11.0              42,048,690            17.77              10.1

2002..........        433         2,717,232             12.6              53,518,196            19.70              12.9

2003..........        329         3,016,261             14.0              57,168,583            18.95              13.7

2004..........        259         1,706,502              7.9              35,597,604            20.86               8.6

2005..........        113         1,932,315              8.9              38,865,317            20.11               9.3

2006..........         58           841,925              3.9              19,021,919            22.59               4.6

2007..........         41         1,183,060              5.5              24,984,398            21.12               6.0

2008..........         36         1,396,157              6.5              23,633,823            16.93               5.7

2009..........         30         1,361,491              6.3              27,943,453            20.52               6.7

2010..........         32           674,908              3.1              15,062,093            22.32               3.6

2011 and thereafter    23         1,946,191              9.0              33,432,650            17.18               8.0
------------------------------------------------------------------------------------------------------------------------------------
Total/Weighted
  Average           2,234        21,583,968            100.0             416,360,773            19.29             100.0
====================================================================================================================================

(1) Includes office tenants only. Excludes leases for amenity, retail, parking and month-to-month office tenants. Some tenants have multiple leases.
(2)   Excludes all unleased space as of December 31, 1999.
(3) Annualized base rental revenue is based on actual December 1999 billings times 12. For leases whose rent commences after January 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: OFFICE/FLEX PROPERTIES

The following table sets forth a schedule of the lease expirations for the office/flex properties beginning January 1, 2000, assuming that none of the tenants exercise renewal options:

                                                                                           Average Annual
                                                    Percentage Of                           Rent Per Net
                                 Net Rentable       Total Leased         Annualized           Rentable          Percentage Of
                                 Area Subject        Square Feet         Base Rental         Square Foot         Annual Base
                  Number Of       To Expiring      Represented By       Revenue Under        Represented         Rent Under
Year Of            Leases           Leases            Expiring            Expiring           By Expiring          Expiring
Expiration      Expiring (1)      (Sq. Ft.)        Leases (%) (2)     Leases ($)  (3)        Leases ($)          Leases (%)
------------------------------------------------------------------------------------------------------------------------------------
2000..........         79           532,124             13.4               5,862,366            11.02              13.0

2001..........         81           654,361             16.5               6,796,646            10.39              15.1

2002..........         90           741,529             18.7               7,666,408            10.34              17.0

2003..........         64           516,844             13.0               5,660,683            10.95              12.5

2004..........         37           273,404              6.9               3,234,111            11.83               7.2

2005..........         31           311,242              7.8               3,764,176            12.09               8.3

2006..........         12           232,325              5.8               3,917,265            16.86               8.7

2007..........          8           135,431              3.4               1,933,235            14.27               4.3

2008..........          3           149,595              3.8                 941,858             6.30               2.1

2009..........         11           148,950              3.8               1,976,190            13.27               4.4

2010..........          4            81,911              2.1               1,138,270            13.90               2.5

2011 and thereafter     5           192,688              4.8               2,207,049            11.45               4.9
------------------------------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average             425         3,970,404            100.0              45,098,257            11.36             100.0
====================================================================================================================================

(1) Includes office/flex tenants only. Excludes leases for amenity, retail, parking and month-to-month office/flex tenants. Some tenants have multiple leases.
(2)   Excludes all unleased space as of December 31, 1999.
(3) Annualized base rental revenue is based on actual December 1999 billings times 12. For leases whose rent commences after January 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: INDUSTRIAL/WAREHOUSE PROPERTIES

The following table sets forth a schedule of the lease expirations for the industrial/warehouse properties beginning January 1, 2000, assuming that none of the tenants exercise renewal options:

                                                                                           Average Annual
                                                    Percentage Of                           Rent Per Net
                                 Net Rentable       Total Leased         Annualized           Rentable        Percentage Of
                                 Area Subject        Square Feet         Base Rental         Square Foot       Annual Base
                  Number Of       To Expiring      Represented By       Revenue Under        Represented       Rent Under
Year Of            Leases           Leases            Expiring            Expiring           By Expiring        Expiring
Expiration      Expiring (1)      (Sq. Ft.)        Leases (%) (2)      Leases ($) (3)        Leases ($)        Leases (%)
------------------------------------------------------------------------------------------------------------------------------------
2000..........          7            25,489              6.7                 289,574            11.36               8.0

2001..........          5            31,547              8.3                 604,027            19.15              16.6

2002..........          2            46,440             12.2                 497,707            10.72              13.7

2003..........          3            91,474             24.1                 431,749             4.72              11.9

2004..........          7           173,520             45.6               1,705,005             9.83              46.9

2009..........          1            11,800              3.1                 106,200             9.00               2.9
------------------------------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average              25           380,270            100.0               3,634,262             9.56             100.0
====================================================================================================================================

(1) Includes industrial/warehouse tenants only. Excludes leases for amenity, retail, parking and month-to-month industrial/warehouse tenants. Some tenants have multiple leases.
(2)   Excludes all unleased space as of December 31, 1999.
(3) Annualized base rental revenue is based on actual December 1999 billings times 12. For leases whose rent commences after January 1, 2000, annualized base rent revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, the historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: STAND-ALONE RETAIL PROPERTIES

The following table sets forth a schedule of the lease expirations for the stand-alone retail properties beginning January 1, 2000, assuming that none of the tenants exercise renewal options:

                                                                                           Average Annual
                                                    Percentage Of                           Rent Per Net
                                 Net Rentable       Total Leased         Annualized           Rentable        Percentage Of
                                 Area Subject        Square Feet         Base Rental         Square Foot       Annual Base
                  Number Of       To Expiring      Represented By       Revenue Under        Represented       Rent Under
Year Of            Leases           Leases            Expiring            Expiring           By Expiring        Expiring
Expiration      Expiring (1)      (Sq. Ft.)          Leases (%)        Leases ($) (2)        Leases ($)        Leases (%)
------------------------------------------------------------------------------------------------------------------------------------
2004..........          1             9,300             53.8                 195,000            20.97              42.4

2012 .........          1             8,000             46.2                 265,000            33.12              57.6
------------------------------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average               2            17,300            100.0                 460,000            26.59             100.0
====================================================================================================================================

(1)   Includes stand-alone retail property tenants only.
(2) Annualized base rental revenue is based on actual December 1999 billings times 12. For leases whose rent commences after January 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

INDUSTRY DIVERSIFICATION

The following table lists the Operating Partnership's 30 largest industry classifications based on annualized contractual base rent of the Consolidated Properties for the month of December 1999:

                                                                                                             Percentage of
                                                        Annualized        Percentage of                          Total
                                                        Base Rental   Operating Partnership   Square     Operating Partnership
                                                          Revenue        Annualized Base       Feet             Leased
Industry Classification                                 ($) (1) (2)    Rental Revenue (%)     Leased          Sq. Ft. (%)
------------------------------------------------------------------------------------------------------------------------------------
Securities, Commodity Contracts & Other Financial       52,018,118         11.2               2,391,790             9.2
Manufacturing                                           44,518,089          9.6               2,740,177            10.6
Telecommunications                                      35,452,100          7.6               2,242,479             8.6
Computer System Design Svcs.                            31,650,631          6.8               1,728,631             6.7
Insurance Carriers & Related Assistance                 31,485,722          6.8               1,662,248             6.4
Legal Services                                          26,549,719          5.7               1,218,223             4.7
Credit Intermediation & Related Activities              22,226,073          4.8               1,325,045             5.1
Health Care & Social Assistance                         19,484,478          4.2               1,041,366             4.0
Wholesale Trade                                         17,707,823          3.8               1,278,771             4.9
Accounting/Tax Prep.                                    15,642,255          3.3                 747,054             2.9
Other Professional                                      14,327,844          3.1                 881,399             3.4
Information Services                                    14,266,296          3.1                 687,066             2.6
Retail Trade                                            13,380,782          2.9                 817,756             3.1
Publishing Industries                                   12,459,014          2.7                 560,583             2.2
Arts, Entertainment & Recreation                        11,484,674          2.5                 792,278             3.1
Public Administration                                    9,939,273          2.1                 331,504             1.3
Transportation                                           9,616,619          2.1                 712,852             2.7
Other Services (except Public Administration)            9,006,173          1.9                 748,671             2.9
Advertising/Related Services                             7,557,329          1.6                 370,725             1.4
Data Processing Services                                 7,500,019          1.6                 339,407             1.3
Scientific Research/Development                          7,294,935          1.6                 424,503             1.6
Management of Companies & Finance                        6,607,582          1.4                 361,209             1.4
Architectural/Engineering                                6,306,890          1.3                 350,949             1.3
Management/Scientific                                    5,777,511          1.2                 303,486             1.2
Real Estate & Rental & Leasing                           5,407,226          1.2                 306,110             1.2
Monetary Authorities - Central Banks                     4,817,648          1.0                 275,899             1.1
Construction                                             4,354,039          0.9                 258,203             1.0
Utilities                                                3,715,592          0.8                 182,912             0.7
Educational Services                                     3,216,491          0.7                 189,602             0.7
Admin. & Support, Waste Mgt. & Remediation Svc.          2,936,111          0.6                 222,539             0.9
Other                                                    8,846,236          1.9                 458,505             1.8
------------------------------------------------------------------------------------------------------------------------------------
Totals                                                 465,553,292        100.0              25,951,942           100.0
====================================================================================================================================

(1) Annualized base rental revenue is based on actual December 1999 billings times 12. For leases whose rent commences after January 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(2) Includes office, office/flex, industrial/warehouse and stand-alone retail tenants only. Excludes leases for amenity, retail, parking and month-to-month office tenants. Some tenants have multiple leases.
(3) The Operating Partnership's tenants are classified according to the U.S. Government's new North American Industrial Classification System (NAICS) which is replacing the Standard Industrial Code (SIC) system.

MARKET DIVERSIFICATION

The following table lists the Operating Partnership's 25 largest markets (MSAs), based on annualized contractual base rent of the Consolidated Properties for the month of December 1999:

                                                   Annualized       Percentage of
                                                   Base Rental    Operating Partnership        Total
                                                     Revenue         Annualized Base       Property Size       Percentage of
Market (MSA)                                       ($) (1) (2)     Rental Revenue (%)      Rentable Area      Rentable Area (%)
-------------------------------------------------------------------------------------------------------------------------------
Bergen-Passaic, NJ                                  80,505,681            17.3              4,530,091              16.5
New York, NY (Westchester-Rockland Counties)        71,202,243            15.3              4,355,070              15.9
Newark, NJ (Essex-Morris-Union Counties)            68,909,133            14.8              3,671,218              13.4
Jersey City, NJ                                     49,717,878            10.7              2,508,700               9.2
Philadelphia, PA-NJ                                 36,771,791             7.9              2,597,058               9.5
Washington, DC-MD-VA                                18,112,798             3.9                616,549               2.2
Denver, CO                                          16,795,658             3.6              1,007,931               3.7
Dallas, TX                                          13,669,100             2.9                959,463               3.5
Trenton, NJ (Mercer County)                         13,272,301             2.9                672,365               2.5
Middlesex-Somerset-Hunterdon, NJ                    12,248,874             2.6                659,041               2.4
San Antonio, TX                                     11,392,112             2.4                940,302               3.4
San Francisco, CA                                    9,983,451             2.1                450,891               1.6
Houston, TX                                          8,724,516             1.9                700,008               2.6
Stamford-Norwalk, CT                                 8,545,912             1.8                527,250               1.9
Monmouth-Ocean, NJ                                   6,414,352             1.4                577,423               2.1
Nassau-Suffolk, NY                                   5,762,698             1.2                261,849               1.0
Austin-San Marcos, TX                                5,500,942             1.2                270,703               1.0
Phoenix-Mesa, AZ                                     5,411,031             1.2                416,967               1.5
Tampa-St. Petersburg-Clearwater, FL                  3,803,349             0.8                297,429               1.1
Boulder-Longmont, CO                                 3,543,931             0.8                270,421               1.0
Omaha, NE-IA                                         3,082,228             0.7                319,535               1.2
Bridgeport, CT                                       2,985,077             0.6                145,487               0.5
Colorado Springs, CO                                 2,832,524             0.6                209,987               0.8
Dutchess County, NY                                  2,180,658             0.5                118,727               0.4
Atlantic-Cape May, NJ                                1,467,725             0.3                 80,344               0.3
Other                                                2,717,329             0.6                218,465               0.8
-------------------------------------------------------------------------------------------------------------------------------
Totals                                             465,553,292           100.0             27,383,274             100.0
===============================================================================================================================

(1) Annualized base rental revenue is based on actual December 1999 billings times 12. For leases whose rent commences after January 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(2) Includes office, office/flex, industrial/warehouse and stand-alone retail tenants only. Excludes leases for amenity, retail, parking and month-to-month office tenants. Some tenants have multiple leases.

THE OPERATING PARTNERSHIP'S REAL ESTATE MARKETS

The Operating Partnership's Properties are located primarily in the Northeast, including a predominant presence in New Jersey, New York and Pennsylvania. The following is a discussion of the markets within which substantially all of the Operating Partnership's properties are located:

Northern New Jersey

The Northern New Jersey market consists of Bergen, Essex, Hudson, Morris and Passaic Counties. Northern New Jersey's five counties are part of the greater New York metropolitan area, are less than a 45 minute drive from Manhattan, and are widely regarded as major centers for corporate and international business. The region has direct access to New York City by public transportation and extensive road networks. In addition to being home to the two largest cities in New Jersey, Newark and Jersey City, Newark International Airport and the New York/New Jersey Harbor are also located within the five-county boundary. Overall vacancy rates have declined in the Northern New Jersey market for six out of the last seven years as a direct result of an increase in leasing activity and net absorption levels. Build-to-suit activity is present, and selective speculative construction exists. The Operating Partnership owns or has an interest in approximately 10.1 million square feet of office and office/flex space in Northern New Jersey.

Central New Jersey

The Central New Jersey market consists of Union, Somerset, Hunterdon, Middlesex, Mercer and Monmouth Counties. Encompassing approximately 2,000 square miles in six counties, Central New Jersey is notable for its proximity to major highway arteries, including Interstates 78 and 287, Route 1, the Garden State Parkway and the New Jersey Turnpike. This market continues to be a prime location for Fortune 500 headquarters, research & development operations and information businesses. Central New Jersey vacancy rates are decreasing while average asking rents are increasing. This is, in part, attributable to the increase in demand, measured by leasing activity, which rose predominantly due to corporate expansions. The Operating Partnership owns and operates approximately 2.6 million square feet of office and office/flex space in the Central New Jersey counties of Union, Middlesex, Somerset, Mercer and Monmouth.

Suburban Philadelphia, Pennsylvania

The Suburban Philadelphia market consists of six counties in Pennsylvania on the west side of the Delaware River and eight counties in New Jersey on the east side of the Delaware River. The Pennsylvania counties consist of Bucks, Chester, Delaware, Montgomery, Lehigh and Northampton Counties. These six counties surround the city of Philadelphia, are home to many affluent communities, and are regarded as major centers for corporate and international business. The areas are served by an extensive highway network allowing easy access to Philadelphia International Airport and the Port of Philadelphia. Over the last few years, the overall vacancy rate in this region has declined as a result of strong leasing activity and moderate new construction. The New Jersey counties consist of Burlington, Camden, Atlantic, Ocean, Gloucester, Salem, Cumberland and Cape May Counties. This market has extensive geographic boundaries, stretching from the Delaware River to the Atlantic Ocean and Atlantic City. This region is mainly suburban and is home to many affluent communities, and Atlantic City, one of the nation's largest centers for gaming/tourism. The Operating Partnership owns and operates approximately 2.7 million square feet of office and office/flex space and a 327-unit multi-family residential complex in Suburban Philadelphia.

Westchester County, New York

Westchester County, New York, is located immediately north of New York City and is accessible to New York City by public transportation and through an extensive road network. Westchester County has a population of almost 900,000 and is considered to be one of the most prestigious counties surrounding New York City. The Operating Partnership owns and operates approximately 3.8 million square feet of office and office/flex space, 387,400 square feet of industrial/warehouse space, a 124-unit multi-family residential property, two stand-alone retail properties, and two land leases in Westchester County, New York.

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

Fairfield County, Connecticut

Fairfield County, Connecticut is the county in Connecticut closest in proximity with New York City. It has direct access to New York City via public transportation and through an extensive road network. The county is home to 10 Fortune 500 headquarters and there has been a substantial decline in vacancy during the past three years. The Operating Partnership owns and operates approximately 673,000 square feet of office and office/flex space in Fairfield County.

Washington, District of Columbia

Washington D.C. is bordered by the state of Maryland, on its northern and eastern borders and the state of Virginia on its western and southern borders. Washington, D.C. is served by an extensive highway network. Most notable is Interstate 495, the "Beltway" which surrounds Washington and affords access to all of the surrounding suburbs in both Maryland and Virginia. The Operating Partnership owns and operates approximately 495,000 square feet of office space in the District of Columbia.

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

Houston, Texas

The Houston office market is comprised primarily of the city of Houston and its surrounding suburbs. Houston is a major location of Fortune 500 companies' headquarters. Houston is also a major port serving the southern portion of the United States. The Operating Partnership owns or has an interest in approximately 1.0 million square feet of office space in the Houston market.

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

Phoenix, Arizona

The Phoenix market is comprised primarily of the city of Phoenix and several suburbs to the north and west, including Scottsdale. Phoenix is the focal point of Arizona, in addition to being the state capital. It is the location of numerous corporate headquarters and regional headquarter facilities. The Phoenix market has been considered one of the most rapidly growing markets in the country. The Operating Partnership owns and operates approximately 417,000 square feet of office space in the Phoenix market.

Denver, Colorado

The Denver market is comprised primarily of the city of Denver and several suburbs to the north, east, and south. Denver is the focal point of Colorado, in addition to being the state capital. It is the location of numerous corporate headquarters, with a large emergence of high-technology and telecommunications industries. Its new airport could become a major transportation artery for the near-western states. The Operating Partnership owns and operates approximately
1.3 million square feet of office space in the Denver market.

San Francisco, California

The San Francisco market is comprised primarily of the city of San Francisco and its surrounding suburbs. San Francisco is the second largest financial center in the nation, after New York, and is home to the booming high-technology/e-commerce industry. The Operating Partnership owns or has an interest in approximately 757,000 square feet of office space in the city of San Francisco.

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

MARKET INFORMATION

Not applicable.

HOLDERS

On March 1, 2000, the Operating Partnership had 140 owners of limited partnership units.

RECENT SALES OF UNREGISTERED SECURITIES

Reference is made to Notes 3 (1997 Transactions) and 12 of the Consolidated Financial Statements contained in Item 14 of this Form 10-K for a description of equity issuances of common and preferred units in the Operating Partnership (and warrants exercisable for Units) which are redeemable, under certain circumstances, for shares of Common Stock in the Corporation. All of such equity issuances were issued to the holders directly by the Corporation without the use of an underwriter or placement agent and without registration under the Securities Act of 1933, as amended, pursuant to the private placement exemption contained in Section 4(2) of such Act.

DIVIDENDS AND DISTRIBUTIONS

The distributions payable at December 31, 1999 represent distributions payable to common unitholders of record on January 4, 2000 (66,604,262 common units), and preferred distributions to preferred unitholders (229,304 preferred units) for the fourth quarter 1999. The fourth quarter 1999 common unit distribution of $0.58 per common unit (pro-rated for units issued during the quarter), as well as the fourth quarter preferred unit distribution of $16.875 per preferred unit, were approved by the Board of Directors of the General Partner on December 17, 1999 and paid on January 21, 2000.

The distributions payable at December 31, 1998 represent distributions payable to common unitholders of record on January 6, 1999 (66,353,322 common units), and preferred distributions to preferred unitholders (250,256 preferred units) for the fourth quarter 1998. The fourth quarter 1998 common unit distribution of $0.55 per common unit (pro-rated for units issued during the quarter), as well as the fourth quarter preferred unit distribution of $16.875 per preferred unit, were approved by the Board of Directors of the General Partner on December 15, 1998 and paid on January 26, 1999.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data on a consolidated basis for the Operating Partnership. The consolidated selected operating, balance sheet and cash flow data of the Operating Partnership as of December 31, 1999, 1998, 1997, 1996 and 1995, and for the periods then ended have been derived from financial statements audited by PricewaterhouseCoopers LLP, independent accountants.

Operating Data
In thousands, except per share data                   1999            1998         1997         1996         1995
-------------------------------------------------------------------------------------------------------------------
Total revenues                                    $  551,484     $  493,699   $   23,135     $ 13,180     $  11,060
Operating and other expenses                      $  168,651     $  150,448   $    1,870     $    251     $      74
General and administrative                        $   25,480     $   24,828   $   15,061     $  5,637     $   3,343
Depreciation and amortization                     $   87,209     $   78,916   $      279     $     52     $      81
Interest expense                                  $  102,960     $   88,043   $    9,670     $  4,672     $   1,175
Non-recurring charges                             $   16,458             --   $   46,519           --            --
Equity in net income of Majority- Owned
 Unconsolidated Property Partnerships                     --             --   $   89,846     $ 34,611     $  10,759
Income before minority interest and
 extraordinary item                               $  152,683     $  151,464   $   39,582     $ 37,179     $  17,146
Income before extraordinary item                  $  152,604     $  151,464   $   39,582     $ 37,179     $  17,146
Basic earnings per unit - before
 extraordinary item                               $     2.05     $     2.13   $     0.22     $   1.76     $    1.23
Diluted earnings per unit - before
 extraordinary item                               $     2.04     $     2.11   $     0.21     $   1.72     $    1.20
Distributions declared per common unit            $     2.26     $     2.10   $     1.90     $   1.75     $    1.66
Basic weighted average units
 outstanding                                          66,885         63,438       43,356       21,171        13,986
Diluted weighted average units
 outstanding                                          67,133         63,893       44,409       21,651        14,254

Balance Sheet Data                                                             December 31,
In thousands                                          1999            1998         1997         1996         1995
-------------------------------------------------------------------------------------------------------------------
Rental property, before accumulated
 depreciation and amortization                    $3,654,845     $3,467,799   $   65,592     $    712     $     570
Investments in Unconsolidated Majority-Owned
 Property Partnerships                                    --             --   $1,821,614     $488,585     $ 182,724
Total assets                                      $3,629,601     $3,452,194   $1,901,174     $776,220     $ 268,918
Mortgages and loans payable                       $1,490,175     $1,420,931   $  322,100     $ 29,805     $  46,700
Total liabilities                                 $1,648,844     $1,526,974   $  364,489     $ 47,877     $  55,027
Minority interest                                 $   83,600             --           --           --            --
Redeemable Partnership Units                              --             --   $  522,812     $ 83,052     $  61,045
Partners' capital                                 $1,897,157     $1,925,220   $1,013,873     $645,291     $ 152,846

Other Data
In thousands                                          1999            1998         1997         1996         1995
--------------------------------------------------------------------------------------------------------------------
Cash flows provided by
 operating activities                             $  243,638     $  208,761   $   66,661    $  39,382     $  21,056
Cash flows used in investing activities           $ (195,178)    $ (749,067)  $ (975,574)   $(305,891)    $(126,216)
Cash flows (used in) provided by
 financing activities                             $  (45,598)    $  543,411   $  706,368    $ 470,893     $  99,863
Funds from operations (1), before
 distributions to preferred unitholders           $  244,240     $  216,949   $  111,752    $  45,220     $  27,397
Funds from operations (1), after
 distributions to preferred unitholders           $  228,764     $  200,636   $  110,864    $  45,220     $  27,397

----------

(1) The Operating Partnership considers funds from operations (after adjustment for straight-lining of rents) one measure of REIT performance. Funds from operations ("FFO") is defined as net income (loss) before distributions to preferred unitholders computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring, other extraordinary and significant non-recurring items and sales of property, plus real estate-related depreciation and amortization. Funds from operations should not be considered as an alternative for net income as an indication of the Operating Parntership's performance or to cash flows as a measure of liquidity. Funds from operations presented herein is not necessarily comparable to funds from operations presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Operating Partnership's funds from operations is comparable to the funds from operations of real estate companies that use the current definition of the National Association of Real Estate Investment Trusts ("NAREIT"), after the adjustment for straight-lining of rents. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained elsewhere in this Report, for the calculation of FFO for the periods presented.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of Mack-Cali Realty, L.P. and subsidiaries and the notes thereto. Certain defined terms used herein have the meaning ascribed to them in the Consolidated Financial Statements.

The following comparisons for the year ended December 31, 1999 ("1999"), as compared to the year ended December 31, 1998 ("1998") and for 1998, as compared to the year ended December 31, 1997 ("1997") make reference to the following:
(i) the effect of the "Same-Store Properties," which represents all in-service properties owned by the Operating Partnership at December 31, 1997 (for the 1999 versus 1998 comparison) and which represents all in-service properties owned by the Operating Partnership at December 31, 1996 (for the 1998 versus 1997 comparison), (ii) the effect of the acquisition of the RM Properties on January 31, 1997, (iii) the effect of the acquisition of the Mack Properties on December 11, 1997, (iv) the effect of the "Acquired Properties," which represents all properties acquired or placed in service by the Operating Partnership from January 1, 1998 through December 31, 1999 (for the 1999 versus 1998 comparison) and which represents all properties acquired or placed in service by the Operating Partnership from January 1, 1997 through December 31, 1998 excluding RM Properties and Mack Properties (for the 1998 versus 1997 comparison) and (v) the effect of the "Dispositions", which refers to the Operating Partnership's sale of its property at 400 Alexander Road, Princeton, New Jersey on November 15, 1999 and its property at 20002 North 19th Avenue, Phoenix, Arizona on December 15, 1999.

For 1999 and 1998, the results of operations of the Operating Partnership and the Property Partnerships are included in the Operating Partnership on a consolidated basis. Prior to January 1, 1998, such results of operations were accounted for by the Operating Partnership under the equity method of accounting and reflected in its consolidated financial statements as Equity in Net Income of Unconsolidated Majority-Owned Property Partnerships. Accordingly, to present meaningful comparisons, the following discussion compares consolidated 1999 results to consolidated 1998 results and such consolidated 1998 results to the 1997 results of the Operating Partnership and Property Partnerships on a combined basis (such combining financial schedule is presented in the table below).

                                                                  Year Ended December 31, 1997
                                                                  ----------------------------

                                                                   Mack-Cali
                                                  Mack-Cali        Property
(in thousands)                                   Realty, L.P.     Partnerships     Eliminations         Combined
-----------------------------------------------------------------------------------------------------------------
REVENUES
Base rents                                        $    524         $ 205,903        $   (212)           $206,215
Escalations and recoveries from tenants                 84            31,600             (14)             31,130
Management fees from Property Partnerships           6,532                --          (6,532)                 --
Parking and other                                    2,268             4,642              --               6,910
Interest income                                     13,727                 6          (8,187)              5,546
-----------------------------------------------------------------------------------------------------------------
   Total revenues                                   23,135           241,611         (14,945)            249,801
-----------------------------------------------------------------------------------------------------------------

EXPENSES
Real estate taxes                                       68            25,924              --              25,992
Utilities                                               57            18,203             (14)             18,246
Operating services                                   1,745            29,370              --              31,115
Management fees to Operating Partnership                --             6,532          (6,532)                 --
General and administrative                          15,061               810            (212)             15,659
Depreciation and amortization                          279            36,546              --              36,825
Interest expense                                     9,670            34,380          (4,972)             39,078
Non-recurring charges                               46,519                --              --              46,519
-----------------------------------------------------------------------------------------------------------------
   Total expenses                                   73,399           151,765         (11,730)            213,434
-----------------------------------------------------------------------------------------------------------------

(Loss) income before equity in net income of
   unconsolidated majority-owned Property
   Partnerships and extraordinary item             (50,264)           89,846          (3,215)             36,367
Equity in net income of unconsolidated
   majority-owned Property Partnerships             89,846                --         (89,846)                 --
-----------------------------------------------------------------------------------------------------------------

Income (loss) before extraordinary item             39,582            89,846         (93,061)             36,367
Extraordinary item - loss on early
   retirement of debt                               (7,200)           (6,746)          9,961              (3,985)
-----------------------------------------------------------------------------------------------------------------

Net income                                          32,382            83,100         (83,100)             32,382
Preferred unit distribution                           (888)               --              --                (888)
Beneficial conversion feature                      (29,361)               --              --             (29,361)
-----------------------------------------------------------------------------------------------------------------

Net income (loss) available to common
   unitholders                                    $  2,133         $  83,100        $(83,100)           $  2,133
=================================================================================================================

                               Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

                                                      Year Ended
                                                     December 31,                Dollar             Percent
(in thousands)                                  1999              1998           Change             Change
-----------------------------------------------------------------------------------------------------------
Revenue from rental operations:
Base rents                                   $469,853          $427,528          $42,325               9.9%
Escalations and recoveries from tenants        62,182            51,981           10,201              19.6
Parking and other                              15,915            10,712            5,203              48.6
-----------------------------------------------------------------------------------------------------------
   Sub-total                                  547,950           490,221           57,729              11.8

Equity in earnings of
   unconsolidated joint ventures                2,593             1,055            1,538             145.8
Interest income                                   941             2,423           (1,482)            (61.2)
-----------------------------------------------------------------------------------------------------------
   Total revenues                             551,484           493,699           57,785              11.7
-----------------------------------------------------------------------------------------------------------

Property expenses:
Real estate taxes                              57,382            48,297            9,085              18.8
Utilities                                      41,580            38,440            3,140               8.2
Operating services                             69,689            63,711            5,978               9.4
-----------------------------------------------------------------------------------------------------------
   Sub-total                                  168,651           150,448           18,203              12.1

General and administrative                     25,480            24,828              652               2.6
Depreciation and amortization                  87,209            78,916            8,293              10.5
Interest expense                              102,960            88,043           14,917              16.9
Non-recurring charges                          16,458                --           16,458                --
-----------------------------------------------------------------------------------------------------------
   Total expenses                             400,758           342,235           58,523              17.1
-----------------------------------------------------------------------------------------------------------

Income before gain on sale of
   rental property, minority
   interest and extraordinary item            150,726           151,464             (738)             (0.5)
Gain on sale of rental property                 1,957                --            1,957                --
-----------------------------------------------------------------------------------------------------------

Income before minority interest and
   extraordinary item                         152,683           151,464            1,219               0.8
Minority interest in consolidated
   partially-owned properties                      79                --               79                --
-----------------------------------------------------------------------------------------------------------

Income before extraordinary item              152,604           151,464            1,140               0.8
Extraordinary item - loss on early
   retirement of debt                              --            (2,670)           2,670            (100.0)
-----------------------------------------------------------------------------------------------------------

Net income                                    152,604           148,794            3,810               2.6
Preferred unit distributions                  (15,476)          (16,313)             837              (5.1)
-----------------------------------------------------------------------------------------------------------

Net income available to
   common unitholders                        $137,128          $132,481          $ 4,647               3.5%
===========================================================================================================

The following is a summary of the changes in revenue from rental operations and property expenses divided into Acquired Properties, Same-Store Properties and Dispositions (in thousands):

                                            Total              Acquired           Same-Store
                                     Operating Partnership    Properties          Properties         Dispositions
                                     ---------------------    ----------          ----------         ------------
                                         Dollar Percent     Dollar  Percent     Dollar  Percent     Dollar  Percent
                                         Change  Change     Change   Change     Change   Change     Change   Change
-------------------------------------------------------------------------------------------------------------------
Revenue from rental operations:
Base rents                            $  42,325    9.9%   $ 32,519     7.6%   $ 10,007     2.4%    $ (201)   (0.1)%
Escalations and recoveries
   from tenants                          10,201   19.6       5,404    10.4       4,800     9.2         (3)    0.0
Parking and other                         5,203   48.6       2,601    24.3       2,585    24.1         17     0.2
-------------------------------------------------------------------------------------------------------------------
   Total                              $  57,729   11.8%   $ 40,524     3.6%   $ 17,392     8.3%    $ (187)   (0.1)%
===================================================================================================================

Property expenses:
Real estate taxes                     $   9,085   18.8%   $  5,817    12.1%   $  3,300     6.8%    $  (32)   (0.1)%
Utilities                                 3,140    8.2       2,738     7.2         400     1.0          2     0.0
Operating services                        5,978    9.4       6,210     9.8        (165)   (0.3)       (67)   (0.1)
-------------------------------------------------------------------------------------------------------------------
   Total                              $  18,203   12.1%   $ 14,765     9.8%   $  3,535     2.4%    $  (97)   (0.1)%
===================================================================================================================

OTHER DATA:
Number of Consolidated Properties           253                 66                 187                  2
Square feet (in thousands)               27,383              5,608              21,775                190

Base rents for the Same-Store Properties increased $10.0 million, or 2.4 percent, for 1999 as compared to 1998, due primarily to rental rate increases in 1999. Escalations and recoveries from tenants for the Same-Store Properties increased $4.8 million, or 9.2 percent, for 1999 over 1998, due to the recovery of an increased amount of total property expenses, as well as additional settle-up billings in 1999. Parking and other income for the Same-Store Properties increased $2.6 million, or 24.1 percent, due primarily to lease termination fees received in 1999.

Real estate taxes on the Same-Store Properties increased $3.3 million, or 6.8 percent, for 1999 as compared to 1998, due primarily to property tax rate increases in certain municipalities in 1999. Utilities for the Operating Partnership increased $3.1 million, or 8.2 percent, for 1999 as compared to 1998, due substantially to the Acquired Properties. Operating services for the Same-Store Properties decreased $0.2 million, or 0.3 percent, due primarily to a reduction in maintenance costs incurred.

Equity in earnings of unconsolidated joint ventures increased $1.5 million in 1999 as compared to 1998. This is due primarily to additional joint venture investments made by the Operating Partnership (see Note 4 to the Financial Statements).

Interest income decreased by approximately $1.5 million, or 61.2 percent, for 1999 as compared to 1998. This decrease was due primarily to repayment by a borrower of a mortgage note receivable in 1998.

General and administrative increased by $0.7 million, or 2.6 percent, for 1999 as compared to 1998. This increase is due primarily to increased payroll and related costs in 1999.

Depreciation and amortization increased by $8.3 million, or 10.5 percent, for 1999 over 1998. Of this increase, $4.8 million or 6.1 percent, is attributable to the Acquired Properties, and $3.5 million, or 4.4 percent, is due to the Same-Store Properties.

Interest expense increased $14.9 million, or 16.9 percent, for 1999 as compared to 1998. This increase is due primarily to the replacement in 1999 of short-term credit facility borrowings with long-term fixed rate unsecured debt and net additional drawings from the Operating Partnership's revolving credit facilities generally as a result of Operating Partnership acquisitions in 1998. These increases were partially offset by the reduction in spread over LIBOR due to the 1998 Unsecured Facility signed in April 1998 and the achievement by the Operating Partnership of investment grade credit ratings in November 1998.

Non-recurring charges of $16.5 million were incurred in 1999, as a result of the resignation of Thomas A. Rizk (see Note 16 to the Financial Statements).

Income before gain on sale of rental property, minority interest and extraordinary item decreased to $150.7 million in 1999 from $151.5 million in 1998. The decrease of approximately $0.8 million is due to the factors discussed above.

Net income available to common unitholders increased by $4.6 million, from $132.5 million in 1998 to $137.1 million in 1999. This increase was a result of an extraordinary item of $2.7 million due to early retirement of debt in 1998, a gain on sale of rental property of $2.0 million in 1999 and a decrease in preferred dividends of $0.8 million. These were partially offset by a decrease in income before gain on sale of rental property, minority interest and extraordinary item of $0.8 million and an increase in minority interest in consolidated partially-owned properties of $0.1 million.

                               Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

                                                       Year Ended
                                                      December 31,                Dollar            Percent
(in thousands)                                   1998              1997           Change            Change
-----------------------------------------------------------------------------------------------------------
Revenue from rental operations:
Base rents                                   $ 427,528          $ 206,215       $ 221,313            107.3%
Escalations and recoveries from tenants         51,981             31,130          20,851             67.0
Parking and other                               10,712              6,910           3,802             55.0
-----------------------------------------------------------------------------------------------------------
   Sub-total                                   490,221            244,255         245,966            100.7

Equity in earnings of
   unconsolidated joint ventures                 1,055                 --           1,055               --
Interest income                                  2,423              5,546          (3,123)           (56.3)
-----------------------------------------------------------------------------------------------------------
   Total revenues                              493,699            249,801         243,898             97.6
-----------------------------------------------------------------------------------------------------------

Property expenses:
Real estate taxes                               48,297             25,992          22,305             85.8
Utilities                                       38,440             18,246          20,194            110.7
Operating services                              63,711             31,115          32,596            104.8
-----------------------------------------------------------------------------------------------------------
   Sub-total                                   150,448             75,353          75,095             99.7

General and administrative                      24,828             15,659           9,169             58.6
Depreciation and amortization                   78,916             36,825          42,091            114.3
Interest expense                                88,043             39,078          48,965            125.3
Non-recurring charges                               --             46,519         (46,519)          (100.0)
-----------------------------------------------------------------------------------------------------------
   Total expenses                              342,235            213,434         128,801             60.3
-----------------------------------------------------------------------------------------------------------

Income before extraordinary item               151,464             36,367         115,097            316.5
Extraordinary item - loss on early
   retirement of debt                           (2,670)            (3,985)          1,315            (33.0)
-----------------------------------------------------------------------------------------------------------

Net income                                     148,794             32,382         116,412            359.5
Preferred unit distributions                   (16,313)              (888)        (15,425)        (1,737.0)
Beneficial conversion feature                       --            (29,361)         29,361            100.0
-----------------------------------------------------------------------------------------------------------

Net income available to
   common unitholders                        $ 132,481          $   2,133       $ 130,348          6,111.0%
===========================================================================================================

The following is a summary of the changes in revenue from rental operations and property expenses divided into Acquired Properties, Same-Store Properties, RM Properties and Mack Properties (in thousands):

                                 Total
                               Operating        Acquired          Same-Store
                              Partnership      Properties         Properties         RM Properties     Mack Properties
                              -----------      ----------         ----------         -------------     ---------------
                           Dollar  Percent   Dollar  Percent   Dollar    Percent    Dollar  Percent    Dollar  Percent
                           Change  Change    Change  Change    Change    Change     Change  Change     Change  Change
----------------------------------------------------------------------------------------------------------------------
Revenue from rental
   operations:
Base rents               $221,313  107.3%   $75,052  36.4%     $1,834     0.9%      $5,539   2.7%    $138,888  67.3%
Escalations and
    recoveries
    from tenants           20,851   67.0      9,070  29.1         403     1.3          222   0.7       11,156  35.9
Parking and other           3,802   55.0         --    --       3,341    48.3          461   6.7           --    --
----------------------------------------------------------------------------------------------------------------------
   Total                 $245,966  100.7%   $84,122  34.5%     $5,578     2.3%      $6,222   2.5%    $150,044  61.4%
======================================================================================================================

Property expenses:
Real estate taxes       $  22,305   85.8%  $  8,796  33.8%    $   835     3.2%      $1,013   3.9%   $  11,661  44.9%
Utilities                  20,194  110.7      6,184  33.9         355     1.9         (212) (1.2)      13,867  76.1
Operating services         32,596  104.8     12,241  39.3      (1,327)   (4.3)       1,080   3.5       20,602  66.3
----------------------------------------------------------------------------------------------------------------------
   Total                $  75,095   99.7%   $27,221  36.2%    $  (137)   (0.2)%     $1,881   2.5%   $  46,130  61.2%
======================================================================================================================

OTHER DATA:
Number of Consolidated
   Properties                 244                68                57               65                 54
Square feet
   (in thousands)          26,835             6,365             7,135            4,102              9,233

Base rents for the Same-Store Properties increased $1.8 million, or 0.9 percent, for 1998 as compared to 1997, due primarily to rental rate increases in 1998. Escalations and recoveries from tenants for the Same-Store Properties increased $0.4 million, or 1.3 percent, for 1998 over 1997, due to the recovery of an increased amount of total property expenses, as well as additional settle-up billings in 1998. Parking and other income for the Same-Store Properties increased $3.3 million, or 48.3 percent, which is primarily attributable to lease termination fees received in 1998.

Real estate taxes on the Same-Store Properties increased $0.8 million, or 3.2 percent, for 1998 as compared to 1997, due primarily to property tax rate increases in certain municipalities in 1998. Utilities for the Same-Store Properties increased $0.4 million, or 1.9 percent, for 1998 as compared to 1997, due primarily to increased electric rates and usage in early 1998. Operating services for the Same-Store Properties decreased $1.3 million, or 4.3 percent, due primarily to decreased snow removal costs incurred at the Same-Store Properties in 1998.

The Operating Partnership recognized $1.1 million from equity in earnings of unconsolidated joint ventures in 1998 (see Note 4 to the Financial Statements).

Interest income decreased by $3.1 million, or 56.3 percent, due primarily to investment of the funds held from the Corporation's October 1997 common stock offering in 1997.

General and administrative expense increased $9.2 million or 58.6 percent , of which $6.6 million, or 42.2 percent, was due primarily to an increase in payroll and related costs as a result of the Operating Partnership's expansion in late 1997 and 1998 and $2.6 million, or 16.4 percent, is attributable to additional costs related to the Mack Properties.

Depreciation and amortization increased by $42.1 million, or 114.3 percent, for 1998 over 1997, of which $22.6 million, or 61.1 percent, was due to Mack Properties; an increase of $16.2 million, or 44.0 percent, relates to depreciation on the Acquired Properties; an increase of $1.8 million, or 5.0 percent, due to the RM Properties; and an increase of $1.5 million or 4.2 percent, due to the Same-Store Properties.

Interest expense increased by $48.9 million, or 125.3 percent, for 1998 over 1997, of which $23.4 million, or 60.0 percent, was due to assumed mortgages from the Mack Properties, an increase of $23.2 million, or 59.5 percent, due to net additional drawings from the Operating Partnership's credit facilities as a result of Operating Partnership acquisitions and the $200 million term loan with Prudential Securities Corp. obtained in December 1997, as well as changes in LIBOR, $1.2 million, or 3.0 percent, was attributable to assumed mortgages on Acquired Properties, and an increase of $1.1 million, or 2.8 percent, due to the TIAA Mortgage.

Non-recurring charges of $46.5 million were incurred in 1997, as a result of the Mack Transaction.

Income before extraordinary item increased to $151.5 million in 1998 from $36.4 million in 1997. The increase of $115.1 million was due to the factors discussed above.

Net income available to common unitholders increased by $130.4 million for 1998, from $2.1 million in 1997 to $132.5 million in 1998. This increase was a result of an increase in income before extraordinary item of $115.1 million, an extraordinary item of $4.0 million, related to early retirement of debt in 1997 and a beneficial conversion feature of $29.4 million in 1997, offset by an extraordinary item of $2.7 million, related to early retirement of debt in 1998 and an increase in preferred dividends of $15.4 million.

Liquidity and Capital Resources

Statement of Cash Flows

During the year ended December 31, 1999, the Operating Partnership generated $243.6 million in cash flows from operating activities, and together with $1.2 billion in borrowings from the Operating Partnership's revolving credit facilities, the issuance of unsecured notes and funds from additional mortgage debt, $83.6 million in proceeds from minority interest of consolidated partially-owned properties, $20.6 million in distributions received from unconsolidated joint ventures, $17.4 million in proceeds from sales of rental property and $1.0 million in proceeds from stock options exercised, used an aggregate of approximately $1.6 billion to acquire properties and land parcels and pay for other tenant and building improvements totaling $191.5 million, repay outstanding borrowings on its revolving credit facilities and other mortgage debt of $1.1 billion, pay quarterly distributions of $164.7 million, invest $40.6 million in unconsolidated joint ventures, repurchase 1,014,500 shares of the Corporation's outstanding common stock for $27.5 million, pay deferred financing costs of $7.0 million, add $1.1 million to restricted cash and increase the Operating Partnership's cash and cash equivalents by $2.9 million.

Capitalization

During the year ended December 31, 1999, in conjunction with the redemption of certain of the contingent units issued in the Mack Transaction, the Operating Partnership issued a total of 275,046 common units with a total value of approximately $8.1 million at time of issuance.

In August 1998, the Board of Directors of the Corporation authorized a share repurchase program under which the Corporation was permitted to purchase up to $100.0 million of the Corporation's outstanding common stock. Purchases could be made from time to time in open market transactions at prevailing prices or through privately negotiated transactions. Subsequently, through December 31, 1999, the Corporation purchased for constructive retirement, 1,869,200 shares of its outstanding common stock for an aggregate cost of approximately $52.6 million. Concurrent with these purchases, the Corporation sold to the Operating Partnership 1,869,200 common units for approximately $52.6 million.

On June 10, 1999, the Board of Directors of the Corporation authorized a dividend distribution of one preferred share purchase right for each outstanding share of common stock which were distributed to all holders of record of the common stock on July 6, 1999. Each Right entitles the registered holder to purchase from the Corporation one one-thousandth of a share of Series A junior participating preferred stock, par value $0.01 per share, at a price of $100.00 per one one-thousandth of a Preferred Share, subject to adjustment as provided in the rights agreement. The Rights expire on July 6, 2009, unless the expiration date is extended or the Right is redeemed or exchanged earlier by the Corporation.

The Rights are attached to each share of common stock. The Rights are generally exercisable only if a person or group becomes the beneficial owner of 15 percent or more of the outstanding common stock or announces a tender offer for 15 percent or more of the outstanding common stock. In the event that a person or group becomes an Acquiring Person, each holder of a Right will have the right to receive, upon exercise, common stock having a market value equal to two times the Purchase Price of the Right. The Corporation's adoption of the shareholder rights plan was not taken in response to any known effort to acquire control of the Corporation.

As of December 31, 1999, the Operating Partnership's total indebtedness of $1.5 billion (weighted average interest rate of 7.27 percent) was comprised of $249.2 million of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 7.42 percent) and fixed rate debt of $1.2 billion (weighted average rate of 7.24 percent).

As of December 31, 1999, the Operating Partnership had outstanding borrowings of $177.0 million under its revolving credit facilities (with aggregate borrowing capacity of $1.1 billion). The total outstanding borrowings were from the 1998 Unsecured Facility, with no outstanding borrowings on its Prudential Facility. The 1998 Unsecured Facility, with 28 lender banks, carries an interest rate, at the Operating Partnership's election, of either 90 basis points over LIBOR or the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points and matures in April 2001. The interest rate is currently LIBOR plus 90 basis points. The Prudential Facility carries an interest rate of 110 basis points over LIBOR and matures in December 2000.

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

The Operating Partnership has three investment grade credit ratings. Standard & Poor's Rating Services ("S&P") and Duff & Phelps Credit Rating Co. ("DCR") have each assigned their BBB rating to existing and prospective senior unsecured debt of the Operating Partnership. S&P and DCR have also assigned their BBB- rating to prospective preferred stock offerings of the Corporation. Moody's Investors Service has assigned its Baa3 rating to the existing and prospective senior unsecured debt of the Operating Partnership and its Ba1 rating to prospective preferred stock offerings of the Corporation.

The terms of the unsecured corporate debt include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

As of December 31, 1999, the Operating Partnership had 223 unencumbered properties, totaling 20.5 million square feet, representing 74.7 percent of the Operating Partnership's total portfolio on a square footage basis.

The Operating Partnership and Corporation have an effective shelf registration statement with the SEC for an aggregate of $2.0 billion in debt securities, preferred stock and preferred stock represented by depositary shares, under which the Operating Partnership has issued an aggregate of $785.3 million of unsecured corporate debt.

Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and capital expenditures, excluding non-recurring capital expenditures. Management believes that the Operating Partnership will have access to the capital resources necessary to expand and develop its business. To the extent that the Operating Partnership's cash flow from operating activities is insufficient to finance its non-recurring capital expenditures such as property acquisition and construction project costs and other capital expenditures, the Operating Partnership expects to finance such activities through borrowings under its revolving credit facilities and other debt and equity financing.

The Operating Partnership expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operating activities, along with the 1998 Unsecured Facility and the Prudential Facility. The Operating Partnership is frequently examining potential property acquisitions and construction projects and, at any given time, one or more of such acquisitions or construction projects may be under consideration. Accordingly, the ability to fund property acquisitions and construction projects is a major part of the Operating Partnership's financing requirements. The Operating Partnership expects to meet its financing requirements through funds generated from operating activities, proceeds from property sales, long-term or short-term borrowings (including draws on the Operating Partnership's revolving credit facilities) and the issuance of additional debt or equity securities. In addition, the Operating Partnership anticipates utilizing the 1998 Unsecured Facility and the Prudential Facility primarily to fund property acquisitions and construction projects.

As of December 31, 1999, the Operating Partnership's total debt had a weighted average term to maturity of 5.4 years. The Operating Partnership does not intend to reserve funds to retire the unsecured corporate debt, Harborside mortgages, $150.0 Million Prudential Mortgage Loan, its other property mortgages or other long-term mortgages and loans payable upon maturity. Instead, the Operating Partnership will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities. The Operating Partnership is reviewing various refinancing options, including the issuance of additional unsecured corporate debt, preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during 2000. The Operating Partnership anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Operating Partnership's capital and liquidity needs both in the short and long-term. However, if these sources of funds are insufficient or unavailable, the Operating Partnership's ability to make the expected distributions discussed below may be adversely affected.

To maintain its qualification as a REIT, the Corporation must make annual distributions to its stockholders of at least 95 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. The Corporation currently relies on the distributions it receives from the Operating Partnership to make distributions to its stockholders. Moreover, the Operating Partnership intends to continue to make regular quarterly distributions to its unitholders which, based upon current policy, in the aggregate would equal approximately $135.6 million on an annualized basis. However, any such distribution would only be paid out of available cash after meeting operating requirements, scheduled debt service on mortgages and loans payable, and preferred unit distributions.

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

Funds from operations for the years ended December 31, 1999, 1998 and 1997, as calculated in accordance with NAREIT's definition as published in March 1995, after adjustment for straight-lining of rents, are summarized in the following table (in thousands):

                                                                                  Year Ended December 31,
                                                                           1999            1998           1997
-----------------------------------------------------------------------------------------------------------------
     Income before non-recurring charges,
         gain on sale of rental property,
         distributions to preferred unitholders,
         minority interest and extraordinary item                      $  167,184     $   151,464    $    82,886
     Add: Real estate-related depreciation and
         amortization (1)                                                  89,731          79,169         36,599
     Deduct: Rental income adjustment for
         straight-lining of rents (1)                                     (12,596)        (13,684)        (7,733)
         Minority interest: partially-owned properties                        (79)             --             --
-----------------------------------------------------------------------------------------------------------------
     Funds from operations, after adjustment
         for straight-lining of rents, before
         distributions to preferred unitholders                        $  244,240     $   216,949    $   111,752
     Deduct: Distributions to preferred unitholders                       (15,476)        (16,313)          (888)
-----------------------------------------------------------------------------------------------------------------
     Funds from operations, after adjustment for
         straight-lining of rents, after distributions
         to preferred unitholders                                      $  228,764     $   200,636    $   110,864
=================================================================================================================
     Cash flows provided by operating activities                       $  243,638     $   208,761    $    66,661
     Cash flows used in investing activities                           $ (195,178)    $  (749,067)   $  (975,574)
     Cash flows (used in) provided by financing activities             $  (45,598)    $   543,411    $   706,368
-----------------------------------------------------------------------------------------------------------------
     Basic weighted average units
         outstanding (2)                                                   66,885          63,438         43,356
-----------------------------------------------------------------------------------------------------------------
     Diluted weighted average units
         outstanding (2)                                                   73,769          70,867         44,604
-----------------------------------------------------------------------------------------------------------------

(1) Includes FFO adjustments related to the Operating Partnership's investments in unconsolidated joint ventures.
(2) See calculations for the amounts presented in the following reconciliation.

The following schedule reconciles the Operating Partnership's basic weighted average units to the diluted weighted average units presented above:

                                                                  Year Ended December 31,
                                                         1999               1998           1997
------------------------------------------------------------------------------------------------
Basic weighted average units:                           66,885             63,438         43,356
Add: Weighted average preferred units                    6,636              6,974            383
       (after conversion to common units)
Stock options                                              241                411            579
Restricted Stock Awards                                      7                 --             --
Redeemable partnership units                                --                 --            253
Stock Warrants                                              --                 44             33
------------------------------------------------------------------------------------------------
Diluted weighted average units:                         73,769             70,867         44,604
================================================================================================

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

Disruption in Operations Due To Year 2000 Problems

The Year 2000 issue was the result of computer programs and embedded chips using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems may have been unable to interpret dates beyond the year 1999, which could have caused a system failure or other computer errors, leading to disruptions in operations.

We developed a three-phase Year 2000 project (the "Project") to identify, remedy and test our Year 2000 systems compliance, including, but not limited to, central accounting and operating systems, tenant compliance and property compliance. In addition, we prepared contingency plans in the event of Year 2000 failures associated with critical building support systems and our accounting system.

Our Project was completed on schedule during the fourth quarter of 1999. Approximately $1.0 million was incurred to modify, upgrade and/or replace non-compliant systems.

We experienced no system failures or computer errors associated with Year 2000 compliance. We have concluded the Project and anticipate no further Year 2000 compliance issues or expenditures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Approximately $1.2 billion of the Operating Partnership's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of December 31, 1999 ranged from LIBOR plus 65 basis points to LIBOR plus 90 basis points.

December 31, 1999

Long-term
debt, including                                                                                                    Fair
current portion              2000       2001       2002       2003       2004     Thereafter         Total         Value
----------------             ----       ----       ----       ----       ----     ----------         -----         -----
Fixed Rate...........      $8,727   $  7,468    $ 3,458   $195,611   $312,195       $713,512     $1,240,971    $1,180,901
Average Interest
    Rate.............       6.93%      7.44%      8.20%      7.30%      7.34%          7.17%          7.24%

Variable Rate........               $177,000                                        $ 72,204     $  249,204    $  249,204

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference from the Corporation's definitive proxy statement for its annual meeting of shareholders to be held on May 16, 2000.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Corporation's definitive proxy statement for its annual meeting of shareholders to be held on May 16, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference from the Corporation's definitive proxy statement for its annual meeting of shareholders to be held on May 16, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from the Corporation's definitive proxy statement for its annual meeting of shareholders to be held on May 16, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
         REPORTS ON FORM 8-K

(a) 1. Financial Statements and Report of PricewaterhouseCoopers LLP, Independent Accountants

       Consolidated Balance Sheets as of December 31, 1999 and 1998

       Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997

       Consolidated Statement of Changes in Partners' Capital for the Years Ended December 31, 1999, 1998 and 1997

       Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

       Notes to Consolidated Financial Statements

(a) 2. Financial Statement Schedules

       Schedule III - Real Estate Investments and Accumulated Depreciation as of December 31, 1999

       All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(a) 3. Exhibits

       The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed:

Exhibit
Number    Exhibit Title
------    -------------

3.1 Restated Charter of Mack-Cali Realty Corporation dated June 2, 1999, together with Articles Supplementary thereto (filed as Exhibit 3.1 to the Corporation's Form 8-K dated June 10, 1999 and as Exhibit 4.2 to the Operating Partnership's Form 8-K dated July 6, 1999 and each incorporated herein by reference).

3.2 Amended and Restated Bylaws of Mack-Cali Realty Corporation dated June 10, 1999 (filed as Exhibit 3.2 to the Corporation's Form 8-K dated June 10, 1999 and incorporated herein by reference).

3.3 Second Amended and Restated Agreement of Limited Partnership dated December 11, 1997, for Mack-Cali Realty, L.P. (filed as Exhibit 10.110 to the Corporation's Form 8-K dated December 11, 1997 and incorporated herein by reference).

Exhibit
Number    Exhibit Title
------    -------------

3.4 Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. (filed as Exhibit 3.1 to the Corporation's and the Operating Partnership's Registration Statement on Form S-3, Registration No. 333-57103, and incorporated herein by reference).

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

Exhibit
Number    Exhibit Title
------    -------------

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

10.13 Credit Agreement, dated as of December 10, 1997, by and among Cali Realty, L.P. and the other signatories thereto (filed as Exhibit
          10.122 to the Corporation's Form 8-K dated December 11, 1997 and incorporated herein by reference).

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

10.16 Contribution and Exchange Agreement among The MK Contributors, The MK Entities, The Patriot Contributors, The Patriot Entities, Patriot American Management and Leasing Corp., Cali Realty, L.P. and Cali Realty Corporation, dated September 18, 1997 (filed as Exhibit 10.98 to the Corporation's Form 8-K dated September 19, 1997 and incorporated herein by reference).

10.17 First Amendment to Contribution and Exchange Agreement, dated as of December 11, 1997, by and among the Company and the Mack Group (filed as Exhibit 10.99 to the Corporation's Form 8-K dated December 11, 1997 and incorporated herein by reference).

10.18 Agreement of Sale and Purchase, dated December 28, 1999, by and between Mack-Cali Realty, L.P. and Parsippany Office Associates L.L.C.

10.19     Operating Agreement of Parsippany Office Associates L.L.C.

Exhibit
Number    Exhibit Title
------    -------------

  12      Computation of Ratio of Earnings to Fixed Charges

  21      Subsidiaries of the Operating Partnership

  23      Consent of PricewaterhouseCoopers LLP, independent accountants

  27      Financial Data Schedule

(b)   Report on Form 8-K

      The Operating Partnership did not file any current reports on Form 8-K during the quarter ended December 31, 1999.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of Mack-Cali Realty, L.P.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 63 present fairly, in all material respects, the financial position of Mack-Cali Realty, L.P. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 63 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Operating Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
New York, New York
February 22, 2000

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts)
================================================================================

                                                                                        December 31,
ASSETS                                                                           1999                  1998
--------------------------------------------------------------------------------------------------------------
Rental property
    Land and leasehold interests                                            $   549,096           $   510,534
    Buildings and improvements                                                3,014,532             2,887,115
    Tenant improvements                                                          85,057                64,464
    Furniture, fixtures and equipment                                             6,160                 5,686
--------------------------------------------------------------------------------------------------------------
                                                                              3,654,845             3,467,799
Less - accumulated depreciation and amortization                               (256,629)             (177,934)
--------------------------------------------------------------------------------------------------------------
    Total rental property                                                     3,398,216             3,289,865
Cash and cash equivalents                                                         8,671                 5,809
Investments in unconsolidated joint ventures                                     89,134                66,508
Unbilled rents receivable                                                        53,253                41,038
Deferred charges and other assets, net                                           66,436                39,020
Restricted cash                                                                   7,081                 6,026
Accounts receivable, net of allowance for doubtful accounts
    of $672 and $670                                                              6,810                 3,928
--------------------------------------------------------------------------------------------------------------

Total assets                                                                $ 3,629,601           $ 3,452,194
==============================================================================================================

LIABILITIES AND PARTNERS' CAPITAL
--------------------------------------------------------------------------------------------------------------
Senior unsecured notes                                                      $   782,785           $        --
Revolving credit facilities                                                     177,000               671,600
Mortgages and loans payable                                                     530,390               749,331
Distributions payable                                                            42,499                40,564
Accounts payable and accrued expenses                                            63,394                33,253
Rents received in advance and security deposits                                  36,150                29,980
Accrued interest payable                                                         16,626                 2,246
--------------------------------------------------------------------------------------------------------------
    Total liabilities                                                         1,648,844             1,526,974
--------------------------------------------------------------------------------------------------------------

Minority interest in consolidated partially-owned properties                     83,600                    --

Commitments and contingencies

Partners' Capital:
    Preferred units, 229,304 and 250,256 units outstanding                      235,200               223,330
    General partner, 58,446,552 and 57,266,137 common units outstanding       1,441,882             1,387,674
    Limited partners, 8,153,710 and 9,086,585 common units outstanding          211,551               305,692
    Unit warrants, 2,000,000 and 2,000,000 outstanding                            8,524                 8,524
--------------------------------------------------------------------------------------------------------------
    Total partners' capital                                                   1,897,157             1,925,220
--------------------------------------------------------------------------------------------------------------

Total liabilities and partners' capital                                     $ 3,629,601           $ 3,452,194
==============================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts)
================================================================================

                                                                                          Year Ended December 31,
REVENUES                                                                         1999                1998             1997
------------------------------------------------------------------------------------------------------------------------------------
Base rents                                                                   $ 469,853           $ 427,528         $    524
Escalations and recoveries from tenants                                         62,182              51,981               84
Management fees from Property Partnerships                                          --                  --            6,532
Parking and other                                                               15,915              10,712            2,268
Equity in earnings of unconsolidated joint ventures                              2,593               1,055               --
Interest income                                                                    941               2,423           13,727
------------------------------------------------------------------------------------------------------------------------------------
    Total revenues                                                             551,484             493,699           23,135
------------------------------------------------------------------------------------------------------------------------------------

EXPENSES
------------------------------------------------------------------------------------------------------------------------------------
Real estate taxes                                                               57,382              48,297               68
Utilities                                                                       41,580              38,440               57
Operating services                                                              69,689              63,711            1,745
General and administrative                                                      25,480              24,828           15,061
Depreciation and amortization                                                   87,209              78,916              279
Interest expense                                                               102,960              88,043            9,670
Non-recurring charges                                                           16,458                  --           46,519
------------------------------------------------------------------------------------------------------------------------------------
    Total expenses                                                             400,758             342,235           73,399
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before equity in net income of unconsolidated majority-owned
   Property Partnerships, gain on sale of rental
   property, minority interest and extraordinary item                          150,726             151,464          (50,264)
Equity in net income of unconsolidated majority-owned
   Property Partnerships                                                            --                  --           89,846
------------------------------------------------------------------------------------------------------------------------------------
Income before gain on sale of rental property,
   minority interest and extraordinary item                                    150,726             151,464           39,582
Gain on sale of rental property                                                  1,957                  --               --
------------------------------------------------------------------------------------------------------------------------------------
Income before minority interest and extradordinary item                        152,683             151,464           39,582
Minority interest in consolidated partially-owned properties                        79                  --               --
------------------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                                               152,604             151,464           39,582
Extraordinary item - loss on early retirement of debt                               --              (2,670)          (7,200)
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                     152,604             148,794           32,382
Preferred unit distributions                                                   (15,476)            (16,313)            (888)
Beneficial conversion feature                                                       --                  --          (29,361)
------------------------------------------------------------------------------------------------------------------------------------
Net income available to common unitholders                                   $ 137,128           $ 132,481         $  2,133
====================================================================================================================================
Basic earnings per unit:
Income before extraordinary item                                             $    2.05           $    2.13         $   0.22
Extraordinary item - loss on early retirement of debt                               --               (0.04)           (0.17)
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                   $    2.05           $    2.09         $   0.05
====================================================================================================================================

Diluted earnings per unit:
Income before extraordinary item                                             $    2.04           $    2.11         $   0.21
Extraordinary item - loss on early retirement of debt                               --               (0.04)           (0.16)
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                   $    2.04           $    2.07         $   0.05
====================================================================================================================================

Distributions declared per common unit                                       $    2.26           $    2.10         $   1.90
------------------------------------------------------------------------------------------------------------------------------------

Basic weighted average units outstanding                                        66,885              63,438           43,356
------------------------------------------------------------------------------------------------------------------------------------

Diluted weighted average units outstanding                                      67,133              63,893           44,409
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

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (in thousands)
================================================================================

                                                   General    Limited
                                       Preferred   Partner    Partner    Preferred    General       Limited      Unit
                                         Units      Units      Units    Unitholders   Partner       Partners    Warrants     Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1997                  --     36,319         --     $     --   $  645,291     $     --     $    --  $  645,291
  Net income                                           --         --           --        1,405           --          --       1,405
  Distributions                             --         --         --           --      (76,311)          --          --     (76,311)
  Contributions - net proceeds from
    common stock offerings                  --     13,000         --           --      489,116           --          --     489,116
  Redemption of limited partner
    units for shares of common stock        --          1         --           --           17           --          --          17
  Contributions - proceed from stock
    options exercised                       --        337         --           --        7,187           --          --       7,187
  Issuance of Stock Awards Rights
    and Stock Purchase Rights               --        351         --           --       12,526           --          --      12,526
  Beneficial conversion feature             --         --         --           --       26,801           --          --      26,801
  Issuance of 2,000 Unit Warrants           --         --         --           --           --           --       8,524       8,524
  Repurchase of common stock                --       (152)        --           --       (4,680)          --          --      (4,680)
  Adjustment to reflect preferred
    unitholders' and limited partners'
    capital at redemption value             --         --         --           --      (96,003)          --          --     (96,003)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                --     49,856         --           --    1,005,349           --       8,524   1,013,873
  Net income                                --         --         --        6,046      116,578        6,643          --     129,267
  Distributions                             --         --         --       (8,417)    (119,950)      (9,204)         --    (137,571)
  Contributions - net proceeds from
    common stock offerings                  --      7,968         --           --      288,393           --          --     288,393
  Redemption of limited partner
    units for shares of common stock        --         29         (7)          --        1,029         (181)         --         848
  Contributions - proceeds from
    stock options exercised                 --        268         --           --        5,475           --          --       5,475
  Issuance of units in connection with
    acquisitions                            --         --      1,367           --           --       41,559          --      41,559
  Issuance of Preferred Units                2         --         --        2,258           --           --          --       2,258
  Repurchase of common stock                --       (855)        --           --      (25,058)          --          --     (25,058)
  Adjustment to reflect preferred
    unitholders'and limited partners'
    capital at redemption value             --         --         --           --      115,858           --          --     115,858
  Reclassification of previously
    redeemable partnership units           248         --      7,727      223,443           --      266,875          --     490,318
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998               250     57,266      9,087      223,330    1,387,674      305,692       8,524   1,925,220
  Net income                                --         --         --       15,476      119,739       17,389          --     152,604
  Distributions                             --         --         --      (15,476)    (132,327)     (18,865)         --    (166,668)
Conversion of preferred units
  to limited partner units                (21)         --        605      (21,491)          --       21,491          --          --
Redemption of limited partner
  units for shares of common stock          --      1,935     (1,935)          --       56,065      (56,065)         --          --
Issuance of limited partner units           --         --        397           --           --       11,503          --      11,503
Contributions - proceeds from
  stock options exercised                   --         48         --           --        1,049           --          --       1,049
Repurchase of general partner units         --     (1,015)        --           --      (27,500)          --          --     (27,500)
Deferred compensation plan for directors    --         --         --           --           90           --          --          90
Contributions - proceeds from dividend
  reinvestment and stock purchase plan      --          1         --           --           32           --          --          32
Issuance of Restricted Stock Awards         --        212         --           --           --           --          --          --
Amortization of stock compensation          --         --         --           --          827           --          --         827
Allocation of net equity                    --         --         --       33,361       36,233      (69,594)         --          --
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999               229     58,447      8,154     $235,200   $1,441,882     $211,551     $ 8,524  $1,897,157
===================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
================================================================================

                                                                                                 Year Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES                                                     1999             1998               1997
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                          $   152,604       $   148,794       $    32,382
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                                       87,209            78,916               279
     Amortization of stock compensation                                                     827                --            12,526
     Amortization of deferred financing costs and debt discount                           3,570             1,580               585
     Amortization of premium on loans receivable                                             --                --               924
     Equity in earnings of unconsolidated joint ventures                                 (2,593)           (1,055)               --
     Gain on sales of rental property                                                    (1,957)               --                --
     Minority interest in consolidated partially-owned properties                            79                --                --
     Extraordinary item - loss on early retirement of debt                                   --             2,670             7,200
Changes in operating assets and liabilities:
     Increase in unbilled rents receivable                                              (12,412)          (13,600)               (6)
     Increase in deferred charges and other assets, net                                 (28,893)          (17,811)           (1,035)
     (Increase) decrease in accounts receivable, net                                     (2,882)             (192)               24
     Increase in accounts payable and accrued expenses                                   27,536             2,117            11,414
     Increase in rents received in advance and security deposits                          6,170             8,585             1,115
     Increase (decrease) in accrued interest payable                                     14,380            (1,243)            1,253
------------------------------------------------------------------------------------------------------------------------------------

   Net cash provided by operating activities                                        $   243,638       $   208,761       $    66,661
====================================================================================================================================

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------------------------------------------------------------------------------------------------------
Additions to rental property                                                        $  (191,507)      $  (692,766)      $   (46,100)
Issuance of mortgage note receivable                                                         --           (20,000)          (11,600)
Repayment of mortgage note receivable                                                        --            20,000                --
Decrease in loans receivable from Property Partnerships                                      --                --            77,802
Distributions in excess of equity in net income of majority-
   owned Property Partnerships                                                               --                --           136,144
Contributions to Property Partnerships                                                       --                --        (1,131,820)
Investments in unconsolidated joint ventures                                            (40,567)          (58,844)               --
Distributions from unconsolidated joint ventures                                         20,551             1,725                --
Proceeds from sales of rental property                                                   17,400                --                --
(Increase) decrease in restricted cash                                                   (1,055)              818                --
------------------------------------------------------------------------------------------------------------------------------------

   Net cash used in investing activities                                            $  (195,178)      $  (749,067)      $  (975,574)
====================================================================================================================================

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------------------------------------------------------------------------------------------------------
Proceeds from senior unsecured notes                                                $   782,535       $        --       $        --
Proceeds from revolving credit facilities                                               372,248         1,375,758           669,180
Proceeds from mortgages and loans payable                                                45,500           150,000                --
Repayments of revolving credit facilities                                              (866,848)         (826,258)         (376,885)
Repayments of mortgages and loans payable                                              (264,431)         (271,807)               --
Proceeds from minority interest of consolidated
   partially-owned properties                                                            83,600                --                --
Repurchase of general partner units                                                     (27,500)          (25,058)           (4,680)
Redemption of common units                                                                   --            (3,163)               --
Payment of financing costs                                                               (7,048)          (10,110)           (3,095)
Net proceeds from common stock offerings                                                     --           288,393           489,116
Proceeds from stock options exercised                                                     1,049             5,475             7,187
Proceeds from dividend reinvestment and stock purchase plan                                  32                --                --
Payment of distributions                                                               (164,735)         (139,819)          (74,455)
------------------------------------------------------------------------------------------------------------------------------------

   Net cash (used in) provided by financing activities                              $   (45,598)      $   543,411       $   706,368
====================================================================================================================================

Net increase (decrease) in cash and cash equivalents                                $     2,862       $     3,105       $  (202,545)
Cash and cash equivalents, beginning of period                                      $     5,809       $     2,704       $   204,721
------------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                            $     8,671       $     5,809       $     2,176
====================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per unit amounts)
================================================================================

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Mack-Cali Realty, L.P., a Delaware limited partnership, and its subsidiaries (the "Operating Partnership") was formed on August 31, 1994 to conduct the business of leasing, management, acquisition, development, construction and tenant-related services for its sole general partner, Mack-Cali Realty Corporation and its subsidiaries (the "Corporation" or "General Partner"). The Operating Partnership, through its operating divisions and subsidiaries, including the Mack-Cali property-owning partnerships and limited liability companies (collectively, the "Property Partnerships"), as described below, is the entity through which all of the General Partner's operations are conducted.

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

The General Partner is a fully integrated, self-administered, self-managed real estate investment trust ("REIT"). The General Partner controls the Operating Partnership as its sole general partner, and owned an 87.8 percent and 86.3 percent common unit interest in the Operating Partnership as of December 31, 1999 and 1998, respectively.

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

As of December 31, 1999, the Operating Partnership owned or had interests in 259 properties plus developable land (collectively, the "Properties"). The Properties aggregate approximately 28.6 million square feet, and are comprised of 160 office buildings and 86 office/flex buildings totaling approximately 28.2 million square feet (which includes five office buildings and one office/flex building, aggregating 1.2 million square feet, owned by unconsolidated joint ventures in which the Operating Partnership has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, two multi-family residential complexes consisting of 451 units, two stand-alone retail properties and three land leases. The Properties are located in 12 states, primarily in the Northeast, plus the District of Columbia.

Basis of Presentation

The accompanying consolidated financial statements include all accounts of the Operating Partnership and its controlled subsidiaries, including the Property Partnerships. During 1998, the Operating Partnership obtained control of the Property Partnerships pursuant to agreements with the General Partner, as discussed above. Accordingly, the accounts of the Property Partnerships are consolidated with the financial statements of the Operating Partnership effective January 1, 1998. Prior to January 1, 1998, the Operating Partnership accounted for the Property Partnerships under the equity method of accounting. See Investments in Unconsolidated Joint Ventures in Note 2 for the Operating Partnership's accounting treatment of unconsolidated joint venture interests. All significant intercompany accounts and transactions have been eliminated

The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. SIGNIFICANT ACCOUNTING POLICIES

Rental Property

Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition and development of rental properties are capitalized. Capitalized development costs include interest, property taxes, insurance and other project costs incurred during the period of development. Included in total rental property is construction-in-progress of $103,977 and $57,052 as of December 31, 1999 and 1998, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Leasehold interests                                         Remaining lease term
--------------------------------------------------------------------------------
Buildings and improvements                                         5 to 40 years
--------------------------------------------------------------------------------
Tenant improvements                                   The shorter of the term of
                                                the related lease or useful life
--------------------------------------------------------------------------------
Furniture, fixtures and equipment                                  5 to 10 years
--------------------------------------------------------------------------------

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

When assets are identified by management as held for sale, the Operating Partnership discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If, in management's opinion, the net sales price of the assets which have been identified for sale is less than the net book value of the assets, a valuation allowance is established.

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

Deferred Financing

Costs Costs incurred in obtaining financing are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $3,320, $1,580 and $585 for the years ended December 31, 1999, 1998 and 1997, respectively.

Deferred Leasing Costs

Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees provide leasing services to the Properties and receive compensation based on space leased. The portion of such compensation, which is capitalized and amortized, approximated $3,704 and $3,509 for the years ended December 31, 1999 and 1998, respectively, and $1,859 for the Property Partnerships for the year ended December 31, 1997.

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

Reimbursements are received from tenants for certain costs as provided in the lease agreements. These costs generally include real estate taxes, utilities, insurance, common area maintenance and other recoverable costs. See Note 17.

Income and Other Taxes

The Operating Partnership is a partnership and, as a result, all income and losses of the partnership are allocated to the partners for inclusion in their respective income tax returns. Accordingly, no provision or benefit for income taxes has been made in the accompanying financial statements.

As of December 31, 1999, the net basis of the rental property for Federal income tax purposes was lower than the net assets as reported in the Operating Partnership's financial statements by approximately $1,048,152. The Operating Partnership's taxable income for the years ended December 31, 1999, 1998 and 1997 was approximately $174,214, $154,245 and $68,800, respectively. The differences between book income and taxable income primarily result from differences in depreciation expense, the recording of rental income, the nondeductibility of certain expenses for tax purposes, differences in revenue recognition and the rules for tax purposes of a property exchange and issuance of preferred convertible partnership units.

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

Distributions Payable

The distributions payable at December 31, 1999 represent distributions payable to common unitholders of record on January 4, 2000 (66,604,262 common units), and preferred distributions to preferred unitholders (229,304 preferred units) for the fourth quarter 1999. The fourth quarter 1999 common unit distribution of $0.58 per common unit (pro-rated for units issued during the quarter), as well as the fourth quarter preferred unit distribution of $16.875 per preferred unit, were approved by the Board of Directors of the General Partner on December 17, 1999 and paid on January 21, 2000.

The distributions payable at December 31, 1998 represent distributions payable to common unitholders of record on January 6, 1999 (66,353,322 common units), and preferred distributions to preferred unitholders (250,256 preferred units) for the fourth quarter 1998. The fourth quarter 1998 common unit distribution of $0.55 per common unit (pro-rated for units issued during the quarter), as well as the fourth quarter preferred unit distribution of $16.875 per preferred unit, were approved by the Board of Directors of the General Partner on December 15, 1998 and paid on January 26, 1999.

Underwriting Commissions and Costs

Underwriting commissions and costs incurred in connection with the Corporation's stock offerings and subsequent reinvestment in general partner units are reflected as a reduction of these unit values.

Stock Options

The Operating Partnership accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25"). Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Corporation's stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Corporation's policy is to grant options with an exercise price equal to the quoted closing market price of the Corporation's stock on the business day preceding the grant date. Accordingly, no compensation cost has been recognized for the Corporation's stock option plans. The Operating Partnership provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("FASB No. 123"). See Note 11.

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

Reclassification

Certain reclassifications have been made to prior period amounts in order to conform with current period presentation.

3. ACQUISITIONS/TRANSACTIONS

1999 TRANSACTIONS

Operating Property Acquisitions

The Operating Partnership acquired the following operating properties during the year ended December 31, 1999:

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Investment by
Acquisition                                                                               # of       Rentable       Operating
  Date       Property/Portfolio Name              Location                                Bldgs.    Square Feet   Partnership (a)
---------------------------------------------------------------------------------------------------------------------------------
Office
3/05/99      Pacifica Portfolio - Phase III (b)   Colorado Springs, El Paso County, CO      2          94,737       $  5,709
7/21/99      1201 Connecticut Avenue, NW          Washington, D.C.                          1         169,549         32,799
---------------------------------------------------------------------------------------------------------------------------------
Total Office Property Acquisitions:                                                         3         264,286       $ 38,508
---------------------------------------------------------------------------------------------------------------------------------

Office/Flex
12/21/99     McGarvey Portfolio - Phase III (c)   Moorestown, Burlington County, NJ         3         138,600       $  8,012
---------------------------------------------------------------------------------------------------------------------------------
Total Office/Flex Property Acquisition:                                                     3         138,600       $  8,012
---------------------------------------------------------------------------------------------------------------------------------

Total Operating Property Acquisitions:                                                      6         402,886       $ 46,520
=================================================================================================================================

Properties Placed In Service

The Operating Partnership placed in service the following properties through the completion of development or redevelopment during the year ended December 31, 1999:

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Investment by
Date Placed                                                                               # of       Rentable       Operating
 In Service  Property Name                        Location                                Bldgs.    Square Feet   Partnership (a)
---------------------------------------------------------------------------------------------------------------------------------
Office
8/09/99      2115 Linwood Avenue                  Fort Lee, Bergen County, NJ               1          68,000       $  8,147
11/01/99     795 Folsom Street (d)                San Francisco, San Francisco
                                                    County, CA                              1         183,445         37,337
---------------------------------------------------------------------------------------------------------------------------------
Total Office Properties Placed in Service:                                                  2         251,445       $ 45,484
---------------------------------------------------------------------------------------------------------------------------------

Office/Flex
3/01/99      One Center Court                     Totowa, Passaic County, NJ                1          38,961       $  2,140
9/17/99      12 Skyline Drive                     Hawthorne, Westchester County, NY         1          46,850          5,023
12/10/99     600 West Avenue (e)                  Stamford, Fairfield County, CT            1          66,000          5,429
---------------------------------------------------------------------------------------------------------------------------------
Total Office/Flex Properties Placed in Service:                                             3         151,811       $ 12,592
---------------------------------------------------------------------------------------------------------------------------------

Land Lease
2/01/99      Horizon Center Business Park (f)     Hamilton Township, Mercer County, NJ    N/A      27.7 acres       $  1,007
---------------------------------------------------------------------------------------------------------------------------------
Total Land Lease Transactions:                                                                     27.7 acres       $  1,007
---------------------------------------------------------------------------------------------------------------------------------

Total Properties Placed in Service:                                                         5         403,256       $ 59,083
=================================================================================================================================

(a) Unless otherwise noted, transactions were funded by the Operating Partnership with funds primarily made available through draws on the Operating Partnership's credit facilities.
(b) William L. Mack, a current member of the Board of Directors of the Corporation and equity holder of the Operating Partnership, was an indirect owner of an interest in certain of the buildings contained in the Pacifica portfolio.
(c) The properties were acquired through the exercise of a purchase option obtained in the initial acquisition of the McGarvey portfolio in January 1998.
(d) On June 1, 1999, the building was acquired for redevelopment for approximately $34,282.
(e) On May 4, 1999, the Operating Partnership acquired, from an entity whose principals include Timothy M. Jones, Martin S. Berger and Robert F. Weinberg, each of whom are affiliated with the Operating Partnership as the President of the Corporation, a current member of the Board of Directors and a former member of the Board of Directors of the Corporation, respectively, approximately 2.5 acres of vacant land in the Stamford Executive Park, located in Stamford, Fairfield County, Connecticut. The Operating Partnership acquired the land for approximately $2,181.
(f) On February 1, 1999, the Operating Partnership entered into a ground lease agreement to lease 27.7 acres of developable land located at the Operating Partnership's Horizon Center Business Park, located in Hamilton Township, Mercer County, New Jersey on which Home Depot constructed a 134,000 square-foot retail store.

Land Transactions

On February 26, 1999, the Operating Partnership acquired approximately 2.3 acres of vacant land adjacent to one of the Operating Partnership's operating properties located in San Antonio, Bexar County, Texas for approximately $1,524, which was made available from the Operating Partnership's cash reserves.

On March 2, 1999, the Operating Partnership entered into a joint venture agreement with SJP Vaughn Drive, L.L.C. Under the agreement, the Operating Partnership has agreed to contribute its vacant land at Three Vaughn Drive, Princeton, Mercer County, New Jersey, subject to satisfaction of certain conditions, for an equity interest in the venture.

On March 15, 1999, the Operating Partnership entered into a joint venture with SJP 106 Allen Road to form MC-SJP Pinson Development, LLC, which acquired vacant land located in Bernards Township, Somerset County, New Jersey. The venture has commenced construction of a 130,000 square-foot office building on this site. The Operating Partnership accounts for the joint venture on a consolidated basis.

On August 31, 1999, the Operating Partnership acquired, from an entity whose principals include Brant Cali, Executive Vice President and Chief Operating Officer of the Corporation and a member of the Board of Directors of the Corporation, and certain immediate family members of John J. Cali, Chairman of the Board of Directors of the Corporation, approximately 28.1 acres of developable land adjacent to two of the Operating Partnership's operating properties located in Roseland, Essex County, New Jersey for approximately $6,097. The acquisition was funded with cash and the issuance of 121,624 common units to the seller (see Note 12 to the Financial Statements). The Operating Partnership has commenced construction of a 220,000 square-foot office building on the acquired land.

In August 1999, the Operating Partnership entered into an agreement with SJP Properties Company ("SJP Properties") which provides for a cooperative effort in seeking approvals to develop up to approximately 1.8 million square feet of office development on certain vacant land owned or controlled, respectively, by the Operating Partnership and SJP Properties, in Hanover and Parsippany, Morris County, New Jersey. The agreement provides that the parties shall share equally in the costs associated with seeking such requisite approvals. Subsequent to obtaining the requisite approvals, upon mutual consent, the Operating Partnership and SJP Properties may enter into one or more joint ventures to construct on the vacant land, or seek to dispose of their respective vacant land parcels subject to the agreement.

Dispositions

On November 15, 1999, the Operating Partnership sold its 70,550 square-foot office building located at 400 Alexander Road in Princeton, Mercer County, New Jersey for net proceeds, after selling costs, of approximately $8,628.

On December 15, 1999, the Operating Partnership sold its 119,301 square-foot office building located at 20002 North 19th Avenue in Phoenix, Maricopa County, Arizona for net proceeds, after selling costs, of approximately $8,772.

1998 TRANSACTIONS

Operating Property Acquisitions

During 1998, the Operating Partnership acquired 52 office and office/flex operating properties, aggregating 4.7 million square feet in 16 separate transactions, for an aggregate cost of approximately $663,641. Such acquisitions were funded primarily from drawings on the Operating Partnership's credit facilities, the issuance of common units (see Note 12) and proceeds from the issuance of common stock (see Note 11). In conjunction with the Operating Partnership's acquisition during 1998 of office properties and vacant land in Denver and Colorado Springs, Colorado, from the Pacifica Holding Company, the Operating Partnership was subsequently required to pay additional consideration due to earn-out provisions in the purchase agreement. William L. Mack, a current member of the Board of Directors of the Corporation and equity holder of the Operating Partnership, was an indirect owner of an interest in certain of the buildings contained in the Pacifica portfolio.

Properties Placed In Service

In 1998, the Operating Partnership placed in service four office and office/flex properties, aggregating 218,600 square feet, for an aggregate cost of approximately $22,965.

Land and Redevelopment Transactions

In 1998, the Operating Partnership acquired six developable land parcels for an aggregate cost of approximately $36,231. Also, in 1998, the Operating Partnership acquired a 68,000 square-foot office building for redevelopment for approximately $5,164. Such acquisitions were funded primarily from drawings on the Operating Partnership's credit facilities, the Operating Partnership's cash reserves, the issuance of common units (see Note 12) and proceeds from the issuance of common stock (see Note 11). Certain of the acquired land parcels were acquired from an entity whose principals include Timothy M. Jones, Martin
S. Berger and Robert F. Weinberg, each of whom are affiliated with the Operating Partnership as the President of the Corporation, a current member of the Board of Directors and a former member of the Board of Directors of the Corporation, respectively. The Operating Partnership subsequently completed construction and placed in service two office/flex buildings aggregating 87,000 square feet, as well as signed a ground lease to Home Depot for the construction of a retail facility, on the acquired land parcels. During the year, the Operating Partnership completed redevelopment and placed the 68,000 square-foot office building in service. In addition, in 1999, the Operating Partnership commenced construction of a 183,000 square-foot office property on one of the acquired land parcels.

1997 TRANSACTIONS

On January 31, 1997, the Operating Partnership acquired 65 properties, aggregating approximately 4.1 million square feet, ("RM Properties") from Robert Martin Operating Partnership, LLC and affiliates ("RM") for a total cost of approximately $450,000. The cost of the transaction ("RM Transaction") was financed through the assumption of $185,283 of mortgage indebtedness, the payment of approximately $220,000 in cash, substantially all of which was obtained from the Operating Partnership's cash reserves, and the issuance of 1,401,225 common units, valued at $43,788. Additionally, the Operating Partnership provided an $11,600 mortgage loan to RM principals in connection with the RM transaction, secured by two properties under purchase options. In conjunction with the Operating Partnership's acquisition of the option properties in 1997 and 1998, the sellers of the properties, the RM principals, prepaid in full the mortgage note receivable.

On December 11, 1997, the Operating Partnership acquired 54 office properties, aggregating approximately 9.2 million square feet, ("Mack Properties") from the Mack Company and Patriot American Office Group, pursuant to a Contribution and Exchange Agreement ("Mack Agreement"), for a total cost of approximately $1,102,024 ("Mack Transaction").
With the completion of the Mack Transaction, the Cali Realty Corporation name was changed to Mack-Cali Realty Corporation, and the name of the Operating Partnership was changed from Cali Realty, L.P. to Mack-Cali Realty, L.P.

The total cost of the Mack Transaction was financed as follows: (i) $498,757 in cash made available from the Operating Partnership's cash reserves and from the $200,000 term loan with Prudential Securities Corp., (ii) $291,879 in debt assumed by the Property Partnerships ("Mack Mortgages"), (iii) the issuance of 1,965,886 common units, valued at approximately $66,373, (iv) the issuance of 15,237 Series A preferred units and 215,325 Series B preferred units, valued at approximately $236,491 (collectively, the "Preferred Units"), (v) warrants to purchase 2,000,000 common units ("Unit Warrants"), valued at approximately $8,524, and (vi) the issuance of Contingent Units (see Note 12).

In accordance with the Mack Agreement, Thomas A. Rizk remained Chief Executive Officer and resigned as President of the Corporation, and Mitchell E. Hersh was appointed as President and Chief Operating Officer. The Corporation's other officers retained their existing positions and responsibilities, except that Brant Cali resigned as Chief Operating Officer and John R. Cali resigned as Chief Administrative Officer. Brant Cali and John R. Cali remained as officers of the Corporation as Executive Vice Presidents.

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

In connection with the Mack Transaction, under each of the Corporation's executive officer's then existing employment agreements, due to a change of control of the Corporation (as defined in each employment agreement), each of the aforementioned officers received the benefit of the acceleration of (i) the immediate vesting and issuance of his restricted stock, including tax gross-up payments associated therewith, (ii) the forgiveness of his Stock Purchase Rights loan, including tax gross-up payments associated therewith, and (iii) the vesting of his unvested employee stock options and warrants. Additionally, under each of Thomas Rizk's, Brant Cali's and John R. Cali's employment agreements with the Corporation, each of these officers became entitled to receive certain severance-type payments, as a result of certain provisions in each of their agreements, triggered as a result of the Mack Transaction. Finally, certain officers and employees of the Corporation were given transaction-based payments as a reward for their efforts and performance in connection with the Mack Transaction. The total expense associated with the acceleration of vesting of restricted stock, the forgiveness of Stock Purchase Rights loans, and the payment of certain severance-type payments, as well as performance payments and related tax-obligation payments, which were approved by the Corporation's Board of Directors and which took place simultaneous with completion of the Mack Transaction, totaled $45,769. Such expenses are included in non-recurring charges for the year ended December 31, 1997, (see Note 11).

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

4. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

PRU-BETA 3 (Nine Campus Drive)

On March 27, 1998, the Operating Partnership acquired a 50 percent interest in an existing joint venture with The Prudential Insurance Company of America ("Prudential"), known as Pru-Beta 3, which owns and operates Nine Campus Drive, a 156,495 square-foot office building, located in the Mack-Cali Business Campus (formerly Prudential Business Campus) office complex in Parsippany, Morris County, New Jersey. The Operating Partnership performs management and leasing services for the property owned by the joint venture and recognized $149 and $114 in fees for such services in the years ended December 31, 1999 and 1998, respectively.

HPMC (Continental Grand II/Summit Ridge/Lava Ridge)

On April 23, 1998, the Operating Partnership entered into a joint venture agreement with HCG Development, L.L.C. and Summit Partners I, L.L.C. to form HPMC Development Partners, L.P. and, on July 21, 1998, entered into a second joint venture, HPMC Development Partners II, L.P. (formerly known as HPMC Lava Ridge Partners, L.P.), with these same parties. HPMC Development Partners, L.P.'s efforts have focused on two development projects, commonly referred to as Continental Grand II and Summit Ridge. Continental Grand II is a 4.2 acre site located in El Segundo, Los Angeles County, California, acquired by the venture upon which it has constructed a 237,360 square-foot office property. Summit Ridge is a 7.3 acre site located in San Diego, San Diego County, California, acquired by the venture upon which it has commenced construction of three one-story buildings aggregating 133,750 square feet of office/flex space. HPMC Development Partners II, L.P.'s efforts have focused on three development projects, commonly referred to as Lava Ridge, Peninsula Gateway and Stadium Gateway. Lava Ridge is a 12.1 acre site located in Roseville, Placer County, California acquired by the venture upon which it has commenced construction of three two-story buildings aggregating 183,200 square feet of office space. Peninsula Gateway is a parcel of land purchased from the City of Daly City, California, for future development into office space, a hotel and other retail establishments. Stadium Gateway is a 1.5 acre site located in Anaheim, Orange County, California, to be acquired by the venture to develop a six-story office building aggregating 261,554 square feet. Among other things, the partnership agreements provide for a preferred return on the Operating Partnership's invested capital in each venture, in addition to 50 percent of such venture's profit above the preferred returns, as defined in each agreement.

G&G MARTCO (Convention Plaza)

On April 30, 1998, the Operating Partnership acquired a 49.9 percent interest in an existing joint venture, known as G&G Martco, which owns Convention Plaza, a 305,618 square-foot office building, located in San Francisco, San Francisco County, California. A portion of its initial investment was financed through the issuance of common units (see Note 12) as well as funds drawn from the Operating Partnership's credit facilities. Subsequently, on June 4, 1999, the Operating Partnership acquired an additional 0.1 percent interest in G&G Martco through the issuance of common units (see Note 12). The Operating Partnership performs management and leasing services for the property owned by the joint venture and recognized $225 and $20 in fees for such services in the years ended December 31, 1999 and 1998, respectively.

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

RAMLAND REALTY ASSOCIATES, L.L.C. (One Ramland Road)

On August 20, 1998, the Operating Partnership entered into a joint venture agreement with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C. The venture was formed to own, manage and operate One Ramland Road, a 232,000 square-foot office/flex building plus adjacent developable land, located in Orangeburg, Rockland County, New York. In August 1999, the joint venture completed redevelopment of the property and placed the office/flex building in service. The Operating Partnership holds a 50 percent interest in the joint venture. The Operating Partnership performs management, leasing and other services for the property owned by the joint venture and recognized $628 and none in fees for such services in the years ended December 31, 1999 and 1998, respectively.

ASHFORD LOOP ASSOCIATES L.P. (1001 South Dairy Ashford/2100 West Loop South)

On September 18, 1998, the Operating Partnership entered into a joint venture agreement with Prudential to form Ashford Loop Associates L.P. The venture was formed to own, manage and operate 1001 South Dairy Ashford, a 130,000 square-foot office building acquired on September 18, 1998 and 2100 West Loop South, a 168,000 square-foot office building acquired on November 25, 1998, both located in Houston, Harris County, Texas. The Operating Partnership holds a 20 percent interest in the joint venture. The joint venture may be required to pay additional consideration due to earn-out provisions in the acquisition contracts. During the year ended December 31, 1999, the venture paid $9,991 ($1,998 representing the Operating Partnership's share) in accordance with the earn-out provisions in the acquisition contracts. The Operating Partnership performs management and leasing services for the properties owned by the joint venture and recognized $117 and $30 in fees for such services in the years ended December 31, 1999 and 1998, respectively.

ARCAP INVESTORS, L.L.C.

On March 18, 1999, the Operating Partnership invested in ARCap Investors, L.L.C., a joint venture with several participants, which was formed to invest in sub-investment grade tranches of commercial mortgage-backed securities ("CMBS"). The Operating Partnership has invested $20,000 in the venture. William L. Mack, a director and equity holder of the Operating Partnership, is a principal of the managing member of the venture. At December 31, 1999, the venture held approximately $298,642 face value of CMBS bonds at an aggregate cost of $132,240.

NORTH PIER AT HARBORSIDE RESIDENTIAL DEVELOPMENT

On August 5, 1999, the Operating Partnership entered into an agreement which, upon satisfaction of certain conditions, provides for the contribution of its North Pier at Harborside Financial Center, Jersey City, Hudson County, New Jersey to a joint venture with Lincoln Property Company Southwest, Inc., in exchange for cash and an equity interest in the venture. The venture intends to develop residential housing on the property.

SOUTH PIER AT HARBORSIDE HOTEL DEVELOPMENT

On November 17, 1999, the Operating Partnership entered into an agreement with Hyatt Corporation to develop a 350-room hotel on the Operating Partnership's South Pier at Harborside Financial Center, Jersey City, Hudson County, New Jersey, subject to the satisfaction of certain conditions.

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES

The following is a summary of the financial position of the unconsolidated joint ventures in which the Operating Partnership had investment interests as of December 31, 1999 and 1998:

                                                                                  December 31, 1999
                                             ---------------------------------------------------------------------------------------
                                                                                American
                                                                        G&G    Financial    Ramland    Ashford              Combined
                                             Pru-Beta 3      HPMC     Martco    Exchange     Realty      Loop      ARCap      Total
------------------------------------------------------------------------------------------------------------------------------------
Assets:
   Rental property, net                       $ 21,817   $ 70,823   $ 13,672    $ 10,752   $ 19,549   $ 28,755   $     --   $165,368
   Other assets                                  3,319      3,260      2,467         773      5,069        704    239,441    255,033
------------------------------------------------------------------------------------------------------------------------------------
   Total assets                               $ 25,136   $ 74,083   $ 16,139    $ 11,525   $ 24,618   $ 29,459   $239,441   $420,401
====================================================================================================================================

Liabilities and partners'/
members' capital:
   Mortgages and loans payable                $     --   $ 41,274   $ 43,081    $     --   $ 17,300   $     --   $108,407   $210,062
   Other liabilities                               186      4,769      1,383           2      1,263        815     36,109     44,527
   Partners'/members' capital                   24,950     28,040    (28,325)     11,523      6,055     28,644     94,925    165,812
------------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and
    partners'/members' capital                $ 25,136   $ 74,083   $ 16,139    $ 11,525   $ 24,618   $ 29,459   $239,441   $420,401
====================================================================================================================================
Operating Partnership's net
   investment in unconsolidated
   joint ventures                             $ 17,072   $ 23,337   $  8,352    $ 11,571   $  2,697   $  6,073   $ 20,032   $ 89,134
------------------------------------------------------------------------------------------------------------------------------------

                                                                                  December 31, 1998
                                             ---------------------------------------------------------------------------------------
                                                                                American
                                                                       G&G     Financial    Ramland    Ashford              Combined
                                             Pru-Beta 3      HPMC     Martco    Exchange     Realty      Loop       ARCap     Total
------------------------------------------------------------------------------------------------------------------------------------
Assets:
   Rental property, net                       $ 22,711   $ 30,278   $ 11,099    $ 10,621   $  8,467   $ 19,166         --   $102,342
   Other assets                                  3,995      1,097      4,058         389      1,101        378         --     11,018
------------------------------------------------------------------------------------------------------------------------------------
   Total assets                               $ 26,706   $ 31,375   $ 15,157    $ 11,010   $  9,568   $ 19,544         --   $113,360
====================================================================================================================================

Liabilities and partners'/
members' capital:
   Mortgages and loans payable                $     --   $    632   $ 39,762    $     --   $     --   $     --         --   $ 40,394
   Other liabilities                               484      3,522      2,096          79          6        509         --      6,696
   Partners'/members' capital                   26,222     27,221    (26,701)     10,931      9,562     19,035         --     66,270
------------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and
   partners'/members' capital                 $ 26,706   $ 31,375   $ 15,157    $ 11,010   $  9,568   $ 19,544         --   $113,360
====================================================================================================================================
Operating Partnership's net
   investment in unconsolidated
   joint ventures                             $ 17,980   $ 17,578   $ 10,964    $ 10,983   $  4,851   $  4,152         --   $ 66,508
------------------------------------------------------------------------------------------------------------------------------------

The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Operating Partnership had investment interests during the years ended December 31, 1999 and 1998:

                                                                           Year Ended December 31, 1999
                                     -----------------------------------------------------------------------------------------------
                                                                           American
                                                                   G&G    Financial     Ramland     Ashford                Combined
                                     Pru-Beta 3        HPMC      Martco    Exchange      Realty       Loop       ARCap       Total
------------------------------------------------------------------------------------------------------------------------------------
Total revenues                         $  4,938    $    271    $  9,165    $    917    $  1,426    $  4,097    $ 10,093    $ 30,907
Operating and other expenses             (1,505)       (111)     (3,238)       (231)       (352)     (2,327)     (3,774)    (11,538)
Depreciation and amortization            (1,234)       (114)     (1,512)        (95)       (439)       (550)         --      (3,944)
Interest expense                             --        (105)     (3,115)         --         (45)         --      (2,185)     (5,450)
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                      $  2,199    $    (59)   $  1,300    $    591    $    590    $  1,220    $  4,134    $  9,975
====================================================================================================================================
Operating Partnership's equity in
   earnings (loss) of unconsolidated
   joint ventures                      $    827          --    $   (366)   $    541    $    298    $    233    $  1,060    $  2,593
------------------------------------------------------------------------------------------------------------------------------------

                                                                           Year Ended December 31, 1998
                                     -----------------------------------------------------------------------------------------------
                                                                           American
                                                                   G&G    Financial     Ramland     Ashford                Combined
                                     Pru-Beta 3        HPMC      Martco    Exchange      Realty       Loop       ARCap       Total
------------------------------------------------------------------------------------------------------------------------------------
Total revenues                         $  3,544          --    $  4,103    $    490          --    $    659          --    $  8,796
Operating and other expenses             (1,124)         --      (1,704)        (35)         --        (286)         --      (3,149)
Depreciation and amortization            (1,000)         --        (604)         --          --         (76)         --      (1,680)
Interest expense                             --          --      (2,097)         --          --          --          --      (2,097)
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                      $  1,420          --    $   (302)   $    455          --    $    297          --    $  1,870
====================================================================================================================================
Operating Partnership's equity in
   earnings (loss) of unconsolidated
   joint ventures                      $    723          --    $   (182)   $    455          --    $     59          --    $  1,055
------------------------------------------------------------------------------------------------------------------------------------

5. DEFERRED CHARGES AND OTHER ASSETS

                                                                December 31,
                                                            1999          1998
-------------------------------------------------------------------------------
   Deferred leasing costs                                $ 61,623      $ 35,151
   Deferred financing costs                                17,143         9,962
-------------------------------------------------------------------------------
                                                           78,766        45,113
   Accumulated amortization                               (20,197)      (13,527)
-------------------------------------------------------------------------------
   Deferred charges, net                                   58,569        31,586
   Prepaid expenses and other assets                        7,867         7,434
-------------------------------------------------------------------------------

   Total deferred charges and other assets, net          $ 66,436      $ 39,020
===============================================================================

6. RESTRICTED CASH

Restricted cash includes security deposits for the Operating Partnership's residential properties and certain commercial properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following:

                                                                December 31,
                                                            1999            1998
--------------------------------------------------------------------------------
Security deposits                                          $6,021         $5,696
Escrow and other reserve funds                              1,060            330
--------------------------------------------------------------------------------

Total restricted cash                                      $7,081         $6,026
================================================================================

7. RENTAL PROPERTY HELD FOR SALE

As of December 31, 1999, included in total rental property are three office properties that the Operating Partnership has identified as held for sale. The three office properties have an aggregate carrying value of $77,783 and $78,989 as of December 31, 1999 and 1998, respectively, and are located in Omaha, Douglas County, Nebraska; Amarillo, Potter County, Texas; and Jersey City, Hudson County, New Jersey. There were no properties held for sale at December 31, 1998.

The following is a summary of the condensed results of operations of the rental properties held for sale at December 31, 1999 for the years ended December 31, 1999, 1998 and 1997. As some of the properties held for sale were acquired during the periods presented, the amounts presented below may not be comparable from period to period.

                                                  Year Ended December 31,
                                              1999          1998          1997
-------------------------------------------------------------------------------
Total revenues                             $ 24,412      $ 23,360      $ 19,463
Operating and other expenses                 (8,808)       (8,466)       (4,121)
Depreciation and amortization                (2,915)       (3,145)       (2,890)
-------------------------------------------------------------------------------

Income before extraordinary item           $ 12,689      $ 11,749      $ 12,452
================================================================================

On February 15, 2000, the Operating Partnership entered into a contract to sell 95 Christopher Columbus Drive, located in Jersey City, Hudson County, New Jersey, for approximately $152,500, pending certain contingencies. Such rental property was identified as held for sale at December 31, 1999.

There can be no assurance if and when any of these potential rental property sales will occur.

8. SENIOR UNSECURED NOTES

On March 16, 1999, the Operating Partnership issued $600,000, face amount, of senior unsecured notes with interest payable semi-annually in arrears. The total proceeds from the issuance (net of selling commissions and discount) of approximately $593,500 were used to pay down outstanding borrowings under the 1998 Unsecured Facility, as defined in Note 9, and to pay off certain mortgage loans. The senior unsecured notes were issued at a discount of approximately $2,748, which is being amortized over the terms of the respective tranches as an adjustment to interest expense.

On August 2, 1999, the Operating Partnership issued an additional $185,283 of senior unsecured notes with interest payable monthly. The Operating Partnership used the proceeds to retire the TIAA Mortgage, as defined in Note 10.

The Operating Partnership's total senior unsecured notes (collectively "Senior Unsecured Notes") are redeemable at any time at the option of the Operating Partnership, subject to certain conditions including yield maintenance.

A summary of the terms of the Senior Unsecured Notes outstanding as of December 31, 1999 is presented below:

                                                                       Effective
                                                            Amount     Rate (1)
--------------------------------------------------------------------------------
7.18% Senior Unsecured Notes, due December 31, 2003       $185,283       7.23%
7.00% Senior Unsecured Notes, due March 15, 2004           299,665       7.27%
7.25% Senior Unsecured Notes, due March 15, 2009           297,837       7.49%
--------------------------------------------------------------------------------

Total Senior Unsecured Notes                              $782,785       7.34%
================================================================================

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

9. REVOLVING CREDIT FACILITIES

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

1998 UNSECURED FACILITY

In April 1998, the Operating Partnership repaid in full and terminated the Original Unsecured Facility and obtained a new unsecured revolving credit facility ("1998 Unsecured Facility") with a current borrowing capacity of $1,000,000 from a group of 28 lenders. The interest rate is based on the Operating Partnership's achievement of investment grade unsecured debt ratings and at the Operating Partnership's election, bears interest at either 90 basis points over London Inter-Bank Offered Rate ("LIBOR") or the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points. The interest rate is currently LIBOR (5.82 percent at December 31, 1999) plus 90 basis points. The 1998 Unsecured Facility matures in April 2001.

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

PRUDENTIAL FACILITY

The Operating Partnership has a revolving credit facility ("Prudential Facility") from Prudential Securities Corp. ("PSC") in the amount of $100,000, which currently bears interest at 110 basis points over one-month LIBOR, with a maturity date of December 29, 2000. The Prudential Facility is a recourse liability of the Operating Partnership and is secured by the Operating Partnership"s equity interest in Harborside. The Prudential Facility limits the ability of the Operating Partnership to make any distributions during any fiscal quarter in an amount in excess of 100 percent of the Operating Partnership's available funds from operations for the immediately preceding fiscal quarter (except to the extent such excess distributions or dividends are attributable to gains from the sale of the Operating Partnership's assets or are required for the Corporation to maintain its status as a REIT under the Code); provided, however, that the Operating Partnership may make distributions and pay dividends in excess of 100 percent of available funds from operations for the preceding fiscal quarter for not more than three consecutive quarters. In addition to the foregoing, the Prudential Facility limits the liens placed upon the subject property and certain collateral, the use of proceeds from the Prudential Facility, and the maintenance of ownership of the subject property and assets derived from said ownership.

SUMMARY

As of December 31, 1999 and 1998, the Operating Partnership had outstanding borrowings of $177,000 and $671,600, respectively, under its revolving credit facilities (with aggregate borrowing capacity of $1,100,000). The total outstanding borrowings were from the 1998 Unsecured Facility, with no outstanding borrowings on its Prudential Facility.

10. MORTGAGES AND LOANS PAYABLE

                                                      December 31,
                                               1999                 1998
--------------------------------------------------------------------------------
Portfolio Mortgages                          $150,000             $335,283
Property Mortgages                            380,390              414,048
--------------------------------------------------------------------------------

Total Mortgages and Loans Payable            $530,390             $749,331
================================================================================

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

Using the proceeds from the issuance of $185,283 of senior unsecured notes on August 2, 1999 (see Note 8), the Property Partnerships repaid in full and retired the TIAA Mortgage.

$150,000 Prudential Mortgage Loan

On April 30, 1998, the Operating Partnership obtained a $150,000, interest-only, non-recourse mortgage loan from Prudential ("$150,000 Prudential Mortgage Loan"). The loan, which is secured by 11 properties, has an effective annual interest rate of 7.10 percent and a seven-year term. The Operating Partnership has the option to convert the mortgage loan to unsecured debt as a result of the achievement of an investment grade credit rating. The mortgage loan is prepayable in whole or in part subject to certain provisions, including yield maintenance.

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

A summary of the Operating Partnership's and Property Partnerships' property mortgages as of December 31, 1999 and 1998 is as follows:

                                                                              Principal Balance at
                                                                              --------------------
                                                                  Interest         December 31,            Date of
Property Name                    Lender                             Rate        1999          1998         Maturity
-------------------------------------------------------------------------------------------------------------------
Mack-Cali Centre VI              CIGNA                             7.600%    $     --      $ 29,223        03/31/99
Mack-Cali Airport                CIGNA                             7.600%          --         6,849        03/31/99
Mack-Cali Murray Hill            Horace Mann                       7.850%          --         8,027        05/01/99
Mack-Cali Manhasset              IDA Financing                       TENR          --         8,000        12/01/99
Harborside Financial Center(1)   Contingent Obligation(1)          6.764%          --         6,150        11/04/02
1717 Route 208, Fair Lawn        Prudential Insurance Co.          8.250%          --        17,586        10/01/03
201 Commerce Drive               Sun Life Assurance Co.            6.240%       1,059         1,121        09/01/00
3 & 5 Terri Lane                 First Union National Bank         6.220%       4,434         4,476        10/31/00
101 & 225 Executive Drive        Sun Life Assurance Co.            6.270%       2,375         2,553        06/01/01
Mack-Cali Morris Plains          Corestates Bank                   7.510%       2,235         2,292        12/31/01
Mack-Cali Willowbrook            CIGNA                             8.670%      10,250        10,918        10/01/03
400 Chestnut Ridge               Prudential Insurance Co.          9.440%      14,446        14,983        07/01/04
Mack-Cali Centre VI              Principal Life Insurance Co.      6.865%      35,000            --        04/01/05
Mack-Cali Bridgewater I          New York Life Ins. Co.            7.000%      23,000        23,000        09/10/05
Mack-Cali Woodbridge II          New York Life Ins. Co.            7.500%      17,500        17,500        09/10/05
Mack-Cali Short Hills            Prudential Insurance Co.          7.740%      26,604        27,696        10/01/05
500 West Putnam Avenue           New York Life Ins. Co.            6.520%      10,784        11,471        10/10/05
Harborside - Plaza I             U.S. West Pension Trust           5.610%      51,276        48,148        01/01/06
Harborside - Plaza II and III    Northwestern Mutual Life Ins.     7.320%      98,724       101,852        01/01/06
Mack-Cali Airport                Allstate Life Insurance Co.       7.050%      10,500            --        04/01/07
Kemble Plaza II                  Mitsubishi Tr & Bk Co.       LIBOR+0.65%      40,025        40,025        01/31/08
Kemble Plaza I                   Mitsubishi Tr & Bk Co.       LIBOR+0.65%      32,178        32,178        01/31/09
-------------------------------------------------------------------------------------------------------------------

Total Property Mortgages                                                     $380,390      $414,048
===================================================================================================================

(1) As part of the Harborside acquisition in November 1996, a Property Partnership agreed to make payments (with an estimated net present value of approximately $5,252 at acquisition date) to the seller for development rights ("Contingent Obligation") when the Property Partnership commenced construction on the acquired site. On November 2, 1999, the Operating Partnership paid $6,475 to pay off the Contingent Obligation in full to the seller for the development rights.

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

On November 20, 1997, the Operating Partnership entered into a forward treasury rate lock agreement with a commercial bank. The agreement locked an interest rate of 5.88 percent per annum for the interpolated seven-year U.S. Treasury Note effective March 1, 1998, on a notional amount of $150,000. The agreement was used to fix the interest rate on the $150,000 Prudential Mortgage Loan. On March 2, 1998, the Operating Partnership received $2,035 in settlement of the agreement, which is being amortized to interest expense over the term of the $150,000 Prudential Mortgage Loan.

On October 1, 1998, the Operating Partnership entered into a forward treasury rate lock agreement with a commercial bank. The agreement locked an interest rate of 4.089 percent per annum for the three-year U.S. Treasury Note effective November 4, 1999, on a notional amount of $50,000. The agreement was used to fix the Index Rate on $50,000 of the Harborside-Plaza I mortgage, for which the interest rate re-sets for three years beginning November 4, 1999 to the three-year U.S. Treasury Note plus 110 basis points (see "Property Mortgages:
Harborside-Plaza I"). The Operating Partnership received $2,208 in settlement of the agreement, which is being amortized to interest expense over the three-year period.

In connection with the issuance of the Senior Unsecured Notes in March 1999, the Operating Partnership entered into and settled forward treasury rate lock agreements. These agreements were settled at a cost of approximately $517, which is being amortized to interest expense over the terms of the respective tranches.

SCHEDULED PRINCIPAL PAYMENTS

Scheduled principal payments and related weighted average annual interest rates for the Operating Partnership's Senior Unsecured Notes, revolving credit facilities and mortgages and loans payable as of December 31, 1999 are as follows:

                                                                                      Weighted Avg.
                                  Scheduled          Principal                      Interest Rate of
Year                            Amortization        Maturities         Total      Future Repayments (a)
-------------------------------------------------------------------------------------------------------
2000                              $  3,308         $     5,419    $     8,727             6.93%
2001                                 3,257             181,211        184,468             7.43%
2002                                 3,458                  --          3,458             8.20%
2003                                 3,518             192,093        195,611             7.30%
2004                                 2,332             309,863        312,195             7.34%
Thereafter                             970             784,746        785,716             7.20%
-------------------------------------------------------------------------------------------------------

Totals/Weighted Average           $ 16,843         $ 1,473,332    $ 1,490,175             7.27%
=======================================================================================================

(a) Assumes a weighted average LIBOR rate at December 31, 1999 of 6.53 percent in calculating revolving credit facility and other variable rate debt interest rates.

Scheduled principal payments during the years ended December 31, 1999, 1998 and 1997 amounted to $3,222, $5,151 and $412, respectively.

CASH PAID FOR INTEREST & INTEREST CAPITALIZED

Cash paid for interest for the years ended December 31, 1999, 1998 and 1997 was $91,883, $92,441 and $8,417, respectively. Interest capitalized by the Operating Partnership for the years ended December 31, 1999, 1998 and 1997 was $6,840, $3,547 and $820, respectively.

SUMMARY OF INDEBTEDNESS

As of December 31, 1999, the Operating Partnership's total indebtedness of $1,490,175, (weighted average interest rate of 7.27 percent) was comprised of $249,204 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 7.42 percent) and fixed rate debt of $1,240,971 (weighted average rate of 7.24 percent).

As of December 31, 1998, the Operating Partnership's total indebtedness of $1,420,931 (weighted average interest rate of 6.93 percent) was comprised of $751,804 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 6.61 percent), fixed rate debt of $662,977 (weighted average rate of 7.32 percent) and a Contingent Obligation of $6,150.

11. PARTNERS' CAPITAL

Partners' capital in the accompanying financial statements of the Operating Partnership, prior to August 21, 1998, relates to common units held by the Corporation in the Operating Partnership, in addition to Unit Warrants in the Operating Partnership issued in connection with the Mack Transaction. Subsequent to August 21, 1998, partners' capital also includes common units held by the limited partners and Preferred Units held by the preferred unitholders of the Operating Partnership.

Net income allocated to the preferred unitholders and limited partners reflects their pro-rata share of net income and distributions subsequent to August 21, 1998. Net income and distributions for the period prior to August 21, 1998 is included in the changes in redeemable partnership units (see Note 12).

COMMON STOCK

On February 25, 1998, the Corporation completed an underwritten public offer and sale of 2,500,000 shares of its common stock and used the net proceeds, which totaled approximately $92,194 (after offering costs) to pay down a portion of the outstanding borrowings under the Operating Partnership's credit facilities and fund the acquisition of 10 Mountainview Road.

On March 18, 1998, in connection with the acquisition of Prudential Business Campus, the Corporation completed an offer and sale of 2,705,628 shares of its common stock using the net proceeds of approximately $99,899 (after offering costs) in the funding of such acquisition.

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

For the year ended December 31, 1998, the Corporation, under the Repurchase Program, purchased for constructive retirement, 854,700 shares of its outstanding common stock for an aggregate cost of approximately $25,058. Concurrent with these purchases, the Corporation sold to the Operating Partnership 854,700 common units for approximately $25,058.

For the year ended December 31, 1999, the Corporation, under the Repurchase Program, purchased for constructive retirement, 1,014,500 shares of its outstanding common stock for an aggregate cost of approximately $27,500. Concurrent with these purchases, the Corporation sold to the Operating Partnership 1,014,500 common units for approximately $27,500.

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

The Corporation filed a registration statement with the SEC for the Corporation's dividend reinvestment and stock purchase plan ("Plan") which was declared effective in February 1999. The Plan commenced on March 1, 1999.

During the year ended December 31, 1999, 1,082 shares were issued and proceeds of approximately $32 were received from stock purchases and/or dividend reinvestments under the Plan. The proceeds of the shares issued were contributed by the Corporation to the Operating Partnership in exchange for common units.

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

STOCK OPTION PLANS

In 1994, and as subsequently amended, the Corporation established the Mack-Cali Employee Stock Option Plan ("Employee Plan") and the Mack-Cali Director Stock Option Plan ("Director Plan") under which a total of 5,380,188 shares (subject to adjustment) of the Corporation's common stock have been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director
Plan). Stock options granted under the Employee Plan in 1994 and 1995 become exercisable over a three-year period and those options granted under the Employee Plan in 1996, 1997, 1998 and 1999 become exercisable over a five-year period. All stock options granted under the Director Plan become exercisable in one year. All options were granted at the fair market value at the dates of grant and have terms of ten years. As of December 31, 1999 and 1998, the stock options outstanding had a weighted average remaining contractual life of approximately 7.4 and 8.5 years, respectively.

As a result of certain provisions contained in certain of the Corporation's executive officers' employment agreements, on December 11, 1997, the Mack Transaction triggered the accelerated vesting of unvested stock options held by such officers on that date.

Information regarding the Corporation's stock option plans is summarized below:

                                                                       Weighted
                                                       Shares           Average
                                                       Under           Exercise
                                                       Options           Price
--------------------------------------------------------------------------------
   Outstanding at January 1, 1997                    1,528,107          $20.86
        Granted                                      2,126,538          $37.35
        Exercised                                    (337,282)          $21.33
        Lapsed or canceled                            (30,073)          $22.62
--------------------------------------------------------------------------------
   Outstanding at December 31, 1997                  3,287,290          $31.47
        Granted                                      1,048,620          $35.90
        Exercised                                    (267,660)          $20.47
        Lapsed or canceled                           (128,268)          $36.61
--------------------------------------------------------------------------------
   Outstanding at December 31, 1998                  3,939,982          $33.22
        Granted                                        426,400          $25.23
        Exercised                                     (47,583)          $22.31
        Lapsed or canceled                           (591,648)          $36.92
--------------------------------------------------------------------------------
   Outstanding at December 31, 1999                  3,727,151          $31.86
================================================================================
   Options exercisable at December 31, 1998          1,334,137          $27.84
   Options exercisable at December 31, 1999          1,724,920          $29.78
--------------------------------------------------------------------------------
   Available for grant at December 31, 1998            709,223
   Available for grant at December 31, 1999            662,878
--------------------------------------------------------------------------------

The weighted average fair value of options granted during 1999, 1998 and 1997 were $2.74, $5.59 and $6.66 per option, respectively. The fair value of each significant option grant is estimated on the date of grant using the Black-Scholes model. The following weighted average assumptions are included in the Corporation's fair value calculations of stock options:

                                                     1999       1998       1997
--------------------------------------------------------------------------------
Expected life (in years)                                6          6          6
Risk-free interest rate                             6.12%      5.41%      5.84%
Volatility                                         24.72%     23.37%     23.76%
Dividend yield                                      9.15%      5.78%      5.29%
--------------------------------------------------------------------------------

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

As of December 31, 1999 and 1998, there were 914,976 Stock Warrants outstanding. As of December 31, 1999 and 1998, there were 585,989 and 565,991 Stock Warrants exercisable, respectively. No Stock Warrants have been exercised or canceled.

The weighted-average fair value of warrants granted during 1997 were $6.27 per warrant. No warrants were granted in 1999 or 1998. The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes model. The following weighted average assumptions are included in the Corporation's fair value calculation of warrants granted during 1997:

--------------------------------------------------------------------------------
      Expected life (in years)                                            6
      Risk-free interest rate                                         5.96%
      Volatility                                                     22.77%
      Dividend yield                                                  5.29%
--------------------------------------------------------------------------------

FASB No. 123

Under the above models, the value of stock options and warrants granted during 1999, 1998 and 1997 totaled approximately $1,167, $5,281 and $19,750, respectively, which would be amortized ratably on a pro forma basis over the appropriate vesting period. Had the Operating Partnership determined compensation cost for these granted securities in accordance with FASB No. 123, the Operating Partnership's pro forma net income (loss), basic earnings (loss) per unit and diluted earnings (loss) per unit would have been $131,243, $1.96 and $1.95 in 1999, $125,964, $1.99 and $1.97 in 1998, and ($2,425), ($0.06) and
($0.06) in 1997, respectively.

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

Effective July 1, 1999, the Corporation entered into amended and restated employment contracts with six of its key executive officers which provided for, among other things, compensation in Restricted Stock Awards and associated tax obligation payments. In connection with the Restricted Stock Awards, the executive officers are to receive up to a total of 193,593 shares of the Corporation's common stock vesting over a five-year period contingent upon the Corporation meeting certain performance and/or stock appreciation objectives. The Restricted Stock Awards provided to the executive officers were granted under the Employee Plan.

In addition, on December 6, 1999, the Corporation granted Restricted Stock Awards, which also provided for associated tax obligation payments, to certain officers of the Corporation. In connection with the Restricted Stock Awards, the officers are to receive up to a total of 18,000 shares of the Corporation's common stock vesting over a five-year period contingent upon the Corporation meeting certain performance and/or stock price appreciation objectives. The Restricted Stock Awards provided to the officers were also granted under the Employee Plan.

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

During the year ended December 31, 1999, 3,319 deferred stock units were earned.

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

The following information presents the Operating Partnership's results for the years ended December 31, 1999, 1998 and 1997 in accordance with FASB No. 128.

                                                             Year Ended December 31,
                                        1999                          1998                        1997
                                        ----                          ----                        ----
                               Basic EPU   Diluted EPU       Basic EPU   Diluted EPU      Basic EPU   Diluted EPU
-----------------------------------------------------------------------------------------------------------------
Net income                     $ 137,128     $ 137,128       $ 132,481     $ 132,481      $   2,133     $   2,133
Weighted average units            66,885        67,133          63,438        63,893         43,356        44,409
-----------------------------------------------------------------------------------------------------------------
Per Unit                       $    2.05     $    2.04       $    2.09     $    2.07      $    0.05     $    0.05
=================================================================================================================

The following schedule reconciles the units used in the basic EPU calculation to the units used in the diluted EPU calculation.

                                                                       Year Ended December 31,
                                                             1999                1998                1997
----------------------------------------------------------------------------------------------------------
Basic EPU Units:                                            66,885              63,438              43,356
    Add:   Stock options                                       241                 411                 579
           Restricted Stock Awards                               7                  --                 188
           Stock Warrants                                       --                  44                  33
           Redeemable Partnership Units                         --                  --                 253
----------------------------------------------------------------------------------------------------------
Diluted EPU Units:                                          67,133              63,893              44,409
==========================================================================================================

Preferred Units and Contingent Units (see Note 12) outstanding in 1999, 1998 and 1997 were not included in the computation of diluted EPU as such units were anti-dilutive during the period.

Pursuant to the Repurchase Program, during 1998, the Corporation purchased for constructive retirement, 854,700 shares of its outstanding common stock for approximately $25,058. Additionally, during 1999, the Corporation purchased for constructive retirement, 1,014,500 shares of its outstanding common stock for approximately $27,500. Concurrent with these purchases, the Corporation sold an equivalent number of common units to the Operating Partnership.

12. REDEEMABLE PARTNERSHIP UNITS

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

During the year ended December 31, 1998, the Operating Partnership issued 19,694 additional Preferred Units (11,895 of Series A and 7,799 of Series B), convertible into 568,369 common units and valued at approximately $20,200, in connection with the achievement of certain performance goals at the Mack Properties in redemption of an equivalent number of contingent Preferred Units.

During the year ended December 31, 1999, 20,952 Series A Preferred Units were converted into 604,675 common units.

As of December 31, 1999, there were 229,304 Preferred Units outstanding (convertible into 6,617,721 common units).

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

During the year ended December 31, 1997, the Operating Partnership issued an aggregate of 3,408,532 common units in connection with the completion of the RM Transaction, the Mack Transaction and a single-property acquisition.

During the year ended December 31, 1998, the Operating Partnership redeemed a total of 82,880 common units in exchange for an aggregate of $3,163 in cash. Additionally, the Operating Partnership redeemed an aggregate of 29,300 common units for an equivalent number of shares of common stock in the General Partner.

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

During the year ended December 31, 1998, the Operating Partnership also issued 1,731,386 common units, valued at approximately $58,936, in connection with the achievement of certain performance goals at the Mack Properties in redemption of an equivalent number of contingent common units.

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

During the year ended December 31, 1999, the Operating Partnership redeemed an aggregate of 1,934,657 common units for an equivalent number of shares of common stock in the Corporation.

During the year ended December 31, 1999, the Operating Partnership also issued 275,046 common units, valued at approximately $8,141, in connection with the achievement of certain performance goals at the Mack Properties in redemption of an equivalent number of contingent common units.

As of December 31, 1999, there were 8,153,710 common units outstanding.

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

On account of certain of the performance goals at the Mack Properties having been achieved during the year ended December 31, 1998, the Operating Partnership redeemed 1,731,386 contingent common units and 19,694 contingent Preferred Units and issued an equivalent number of common and Preferred Units, as indicated above.

On account of certain of the performance goals at the Mack Properties having been achieved during the year ended December 31, 1999, the Operating Partnership redeemed 275,046 contingent common units and issued an equivalent number of common units, as indicated above. There were no Contingent Units outstanding as of December 31, 1999.

UNIT WARRANTS

The Operating Partnership has 2,000,000 Unit Warrants outstanding. The Unit Warrants are exercisable at $37.80 per common unit and expire on December 11, 2002.

CHANGES IN REDEEMABLE PARTNERSHIP UNITS

The following table sets forth the changes in redeemable partnership units for the years presented:

                                                                                   Limited
                                                                     Preferred     Partner    Preferred      Limited
                                                                       Units        Units    Unitholders     Partners        Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1997                                               --         2,690     $      --     $  83,052     $  83,052
   Net income                                                            --            --        30,249           728        30,977
   Distributions                                                         --            --          (888)       (7,790)       (8,678)
   Beneficial conversion feature                                         --            --       (29,361)        2,560       (26,801)
   Issuance of units in connection with acquisitions                     --         3,408            --       111,785       111,785
   Redemption of units for shares of common stock                        --            (1)           --           (17)          (17)
   Issuance of Preferred Units                                          231            --       236,491            --       236,491
   Adjustment to reflect preferred unitholders' and
     limited partners' capital at redemption value                       --            --        36,234        59,679        96,003
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                                            231         6,097       272,815       249,997       522,812
   Net income                                                            --            --        10,267         9,260        19,527
   Distributions                                                         --            --        (7,896)       (6,827)      (14,723)
   Issuance of units in connection with acquisitions                     --         1,735            --        64,628        64,628
   Redemption of units for shares of common stock                        --           (22)           --          (848)         (848)
   Redemption of units                                                   --           (83)           --        (3,163)       (3,163)
   Issuance of Preferred Units                                           17            --        17,943            --        17,943
   Adjustment to reflect preferred unitholders'
     and limited partners' capital at redemption value                   --            --       (69,686)      (46,172)     (115,858)
   Reclassification of redeemable partnership units
     as permanent partners' capital                                    (248)       (7,727)     (223,443)     (266,875)     (490,318)
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                                             --            --            --            --            --
====================================================================================================================================

13. MINORITY INTEREST IN CONSOLIDATED PARTIALLY-OWNED PROPERTIES

On December 28, 1999, the Operating Partnership sold an interest in six office properties located in Parsippany, Morris County, New Jersey for $83,600. Among other things, the operating agreements provide for a preferred return to the minority interest members.

The Operating Partnership controls these operations and has consolidated the financial position and results of operations of the partially-owned properties in the financial statements of the Operating Partnership. The equity interests of the other members, if any, are reflected as minority interest in the consolidated financial statements of the Operating Partnership.

14. EMPLOYEE BENEFIT PLAN

All employees of the Corporation who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan (the "401(k) Plan"). The 401(k) Plan allows eligible employees to defer up to 15 percent of their annual compensation, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Corporation, at management's discretion, may match employee contributions and/or make discretionary contributions. Total expense recognized by the Operating Partnership for the years ended December 31, 1999, 1998 and 1997 was $400, $0 and $0, respectively.

15. DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgement is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Operating Partnership and the Property Partnerships could realize on disposition of the financial instruments at December 31, 1999 and 1998. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values.

The estimated fair value (excluding prepayment penalties) of the Senior Unsecured Notes and mortgages and loans payable as of December 31, 1999 was approximately $741,824 and $511,281, respectively, based upon then current interest rates for debt with similar terms and remaining maturities. The estimated fair value of the mortgages and loans payable as of December 31, 1998 approximated the carrying value of $749,331. There were no Senior Unsecured Notes outstanding as of December 31, 1998. Revolving credit facility borrowings as of December 31, 1999 and 1998 approximated the carrying values of $177,000 and $671,600, respectively.

The estimated amount to be received to settle the Operating Partnership's interest rate contracts outstanding at December 31, 1998, based on quoted market prices of comparable contracts, was $339. There were no interest rate contracts outstanding at December 31, 1999.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 1999 and 1998. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 1999, and current estimates of fair value may differ significantly from the amounts presented herein.

16. COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS

   Grove Street Property

   Pursuant to an agreement with the City of Jersey City, New Jersey, as amended, expiring in 2004, one of the Property Partnerships is required to make payments in lieu of property taxes ("PILOT") on its property at 95 Christopher Columbus Drive, Jersey City, Hudson County, New Jersey. Such PILOT, as defined, was $1,267 per annum through May 31, 1999 and is $1,584 per annum through May 31, 2004. Such PILOT totaled $1,459, $1,267 and $1,218 for the years ended December 31, 1999, 1998 and 1997, respectively.

   Harborside Financial Center Property

   Pursuant to an agreement with the City of Jersey City, New Jersey obtained by the former owner of the Harborside property in 1988 and assumed by one of the Property Partnerships as part of the acquisition of the property in November 1996, the Property Partnerships are required to make PILOT payments on its Harborside property. The agreement, which commenced in 1990, is for a term of 15 years. Such PILOT is equal to two percent of Total Project Costs, as defined, in year one and increases by $75 per annum through year fifteen. Total Project Costs, as defined, are $145,644. Such PILOT totaled $2,620, $2,570 and $2,502 for the years ended December 31, 1999, 1998 and 1997, respectively.

GROUND LEASE AGREEMENTS

Future minimum rental payments under the terms of all non-cancelable ground leases, under which the Operating Partnership or Property Partnerships are the lessees as of December 31, 1999, are as follows:

Year                                                                 Amount
---------------------------------------------------------------------------
2000                                                                   $531
2001                                                                    531
2002                                                                    531
2003                                                                    531
2004                                                                    534
Thereafter                                                           22,532
---------------------------------------------------------------------------

Total                                                               $25,190
===========================================================================

Ground lease expense incurred during the years ended December 31, 1999, 1998 and 1997 amounted to $561, $419 and $87, respectively.

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

Pursuant to the terms of Mr. Rizk's employment agreement entered into with the Corporation in December 1997 and an agreement entered into simultaneous with his resigning from the Corporation, Mr. Rizk received a payment of approximately $14,490 in April 1999 and will receive $500 annually over the next three years. All costs associated with Mr. Rizk's resignation are included in non-recurring charges for the year ended December 31, 1999.

The Operating Partnership is a defendant in certain litigation arising in the normal course of business activities. Management does not believe that the resolution of these matters will have a materially adverse effect upon the Operating Partnership and the Property Partnerships.

17. TENANT LEASES

The Properties are leased to tenants under operating leases with various expiration dates through 2016. Substantially all of the leases provide for annual base rents plus recoveries and escalation charges based upon the tenant's proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass through of charges for electrical usage.

Future minimum rentals to be received under non-cancelable operating leases at December 31, 1999, are as follows:

Year                                                                    Amount
2000                                                                 $  457,800
2001                                                                    423,657
2002                                                                    373,551
2003                                                                    310,225
2004                                                                    262,393
Thereafter                                                            1,063,658
-------------------------------------------------------------------------------

Total                                                                $2,891,284
===============================================================================

18. SEGMENT REPORTING

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

Selected results of operations for the years ended December 31, 1999, 1998 and 1997 and selected asset information as of December 31, 1999, 1998 and 1997 regarding the Operating Partnership's operating segment are as follows:

                                                   Total                    Corporate &                   Total
                                                  Segment                    Other (e)            Operating Partnership
-----------------------------------------------------------------------------------------------------------------------
Total contract revenues (a):
    1999                                       $  534,984                   $    3,903                 $  538,887 (f)
    1998                                          475,096                        4,919                    480,015 (g)
    1997                                          234,434                        7,634                    242,068 (h)

Total operating and interest expenses (b):
    1999                                       $  183,293                   $  113,798                 $  297,091
    1998                                          162,612                      100,707                    263,319
    1997                                           81,058                       49,032                    130,090

Net operating income (c):
    1999                                       $  351,691                   $ (109,895)                $  241,796 (f)
    1998                                          312,484                      (95,788)                   216,696 (g)
    1997                                          153,376                      (41,398)                   111,978 (h)

Total assets:
    1999                                       $3,576,806                   $   52,795                 $3,629,601
    1998                                        3,430,865                       21,329                  3,452,194
    1997                                        2,583,738                        9,706                  2,593,444

Total long-lived assets (d):
    1999                                       $3,510,285                   $   30,318                 $3,540,603
    1998                                        3,393,313                        4,098                  3,397,411
    1997                                        2,550,961                        2,960                  2,553,921
=======================================================================================================================

(a) Total contract revenues represent all revenues during the period (including the Operating Partnership's share of net income from unconsolidated joint ventures), excluding adjustments for straight-lining of rents and the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures. All interest income is excluded from the segment amounts and is classified in Corporate and Other for all periods.
(b) Total operating and interest expenses represent the sum of real estate taxes, utilities, operating services, general and administrative and interest expense. All interest expense (including for property-level mortgages) is excluded from the segment amounts and is classified in Corporate and Other for all periods. Amounts presented exclude depreciation and amortization of $87,209, $78,916 and $36,825 for 1999, 1998 and 1997, respectively, and non-recurring charges of $16,458 and $46,519 in 1999 and 1997, respectively.
(c) Net operating income represents total contract revenues [as defined in Note (a)] less total operating and interest expenses [as defined in Note
      (b)] for the period.
(d) Long-lived assets are comprised of total rental property, unbilled rents receivable and investments in unconsolidated joint ventures.
(e) Corporate & Other represents all corporate-level items (including interest and other investment income, interest expense and non-property general and administrative expense) as well as intercompany eliminations necessary to reconcile to consolidated Operating Partnership totals.
(f) Excludes $12,438 of adjustments for straight lining of rents and $159 for the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures.
(g) Excludes $13,575 of adjustments for straight lining of rents and $109 for the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures.
(h)   Excludes $7,733 of adjustments for straight lining of rents.

19. IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

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

20. PRO FORMA FINANCIAL INFORMATION (unaudited)

The following pro forma financial information for the year ended December 31, 1998 is presented as if all acquisitions and common stock offerings (if any) completed in 1998 had occurred on January 1, 1998. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made. As there were no material transactions that occurred in 1999, no pro forma financial information is presented for the year ended December 31, 1999.

This pro forma financial information is not necessarily indicative of what the actual results of operations of the Operating Partnership would have been assuming such transactions had been completed as of January 1, 1998, nor do they represent the results of operations of future periods.

                                                                      1998
---------------------------------------------------------------------------
Total revenues                                                    $ 522,661
Operating and other expenses                                        157,698
General and administrative                                           26,901
Depreciation and amortization                                        83,410
Interest expense                                                    102,828
---------------------------------------------------------------------------
Income before preferred unit distributions                          151,824
Preferred units distributions                                       (16,313)
---------------------------------------------------------------------------

Income available to common unitholders                            $ 135,511
===========================================================================

Basic earnings per common unit                                    $    2.06
Diluted earnings per common unit                                  $    2.04
---------------------------------------------------------------------------
Basic weighted average units outstanding                             65,884
Diluted weighted average units outstanding                           66,338
---------------------------------------------------------------------------

21. CONDENSED QUARTERLY FINANCIAL INFORMATION (unaudited)

The following summarizes the condensed quarterly financial information for the Operating Partnership:

Quarter Ended 1999                                                       December 31    September 30       June 30          March 31
------------------------------------------------------------------------------------------------------------------------------------
Total revenues                                                            $ 140,600       $ 139,020       $ 136,975        $ 134,889
Equity in net income of unconsolidated majority-owned
   Property Partnerships                                                         --              --              --               --
Operating and other expenses                                                 43,716          42,947          41,466           40,522
General and administrative                                                    6,258           5,691           5,568            7,963
Depreciation and amortization                                                19,808          22,967          22,465           21,969
Interest expense                                                             27,167          26,474          25,697           23,622
Non-recurring charges                                                            --              --          16,458               --
------------------------------------------------------------------------------------------------------------------------------------
Income before gain on sale of rental property and
   extraordinary item                                                        43,651          40,941          25,321           40,813
Gain on sale of rental property                                               1,957              --              --               --
------------------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                                             45,608          40,941          25,321           40,813
Extraordinary item -- loss on early retirement of debt                           --              --              --               --
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                $  45,608       $  40,941       $  25,321        $  40,813
====================================================================================================================================

Basic earnings per unit:
Income before extraordinary item                                          $    0.63       $    0.55       $    0.32        $    0.55
Extraordinary item -- loss on early retirement of debt                           --              --              --               --
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                $    0.63       $    0.55       $    0.32        $    0.55
====================================================================================================================================

Diluted earnings per unit:
Income before extraordinary item                                          $    0.62       $    0.55       $    0.32        $    0.55
Extraordinary item -- loss on early retirement of debt                           --              --              --               --
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                $    0.62       $    0.55       $    0.32        $    0.55
====================================================================================================================================

Distributions declared per common unit                                    $    0.58       $    0.58       $    0.55        $    0.55
====================================================================================================================================

Quarter Ended 1998                                                       December 31    September 30       June 30          March 31
------------------------------------------------------------------------------------------------------------------------------------
Total revenues                                                            $ 134,941       $ 130,894       $ 122,041        $ 105,823
Equity in net income of unconsolidated majority-owned
   Property Partnerships                                                         --              --              --               --
Operating and other expenses                                                 41,753          40,746          36,724           31,226
General and administrative                                                    6,555           5,967           6,268            6,037
Depreciation and amortization                                                22,379          21,213          19,093           16,231
Interest expense                                                             23,896          23,881          21,786           18,480
------------------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                                             40,358          39,087          38,170           33,849
Extraordinary item - loss on early retirement of debt                            --              --          (2,670)              --
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                $  40,358       $  39,087       $  35,500        $  33,849
====================================================================================================================================

Basic earnings per unit:
Income before extraordinary item                                          $    0.55       $    0.53       $    0.53        $    0.52
Extraordinary item -- loss on early retirement of debt                           --              --           (0.04)              --
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                $    0.55       $    0.53       $    0.49        $    0.52
====================================================================================================================================

Diluted earnings per unit:
Income before extraordinary item                                          $    0.55       $    0.53       $    0.53        $    0.51
Extraordinary item -- loss on early retirement of debt                           --              --           (0.04)              --
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                $    0.55       $    0.53       $    0.49        $    0.51
====================================================================================================================================

Distributions declared per common unit                                    $    0.55       $    0.55       $    0.50        $    0.50
====================================================================================================================================

                                  EXHIBIT INDEX

Exhibit
Number    Exhibit Title
------    -------------

3.1 Restated Charter of Mack-Cali Realty Corporation dated June 2, 1999, together with Articles Supplementary thereto (filed as Exhibit 3.1 to the Corporation's Form 8-K dated June 10, 1999 and as Exhibit 4.2 to the Operating Partnership's Form 8-K dated July 6, 1999 and each incorporated herein by reference).

3.2 Amended and Restated Bylaws of Mack-Cali Realty Corporation dated June 10, 1999 (filed as Exhibit 3.2 to the Corporation's Form 8-K dated June 10, 1999 and incorporated herein by reference).

3.3 Second Amended and Restated Agreement of Limited Partnership dated December 11, 1997, for Mack-Cali Realty, L.P. (filed as Exhibit 10.110 to the Corporation's Form 8-K dated December 11, 1997 and incorporated herein by reference).

3.4 Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. (filed as Exhibit 3.1 to the Corporation's and the Operating Partnership's Registration Statement on Form S-3, Registration No. 333-57103, and incorporated herein by reference).

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

Exhibit
Number    Exhibit Title
------    -------------

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

10.13 Credit Agreement, dated as of December 10, 1997, by and among Cali Realty, L.P. and the other signatories thereto (filed as Exhibit
          10.122 to the Corporation's Form 8-K dated December 11, 1997 and incorporated herein by reference).

10.14 Amendment No. 1 to Revolving Credit Agreement dated July 20, 1998, by and among Mack-Cali Realty, L.P. and The Chase Manhattan Bank, Fleet National Bank and Other Lenders Which May Become Parties Thereto (filed as Exhibit 10.5 to the Operating Partnership's Form 10-K dated December 31, 1998 and incorporated herein by reference).

Exhibit
Number    Exhibit Title
------    -------------

10.15 Amendment No. 2 to Revolving Credit Agreement dated December 30, 1998, by and among Mack-Cali Realty, L.P. and The Chase Manhattan Bank, Fleet National Bank and Other Lenders Which May Become Parties Thereto (filed as Exhibit 10.6 to the Operating Partnership's Form 10-K dated December 31, 1998 and incorporated herein by reference).

10.16 Contribution and Exchange Agreement among The MK Contributors, The MK Entities, The Patriot Contributors, The Patriot Entities, Patriot American Management and Leasing Corp., Cali Realty, L.P. and Cali Realty Corporation, dated September 18, 1997 (filed as Exhibit 10.98 to the Corporation's Form 8-K dated September 19, 1997 and incorporated herein by reference).

10.17 First Amendment to Contribution and Exchange Agreement, dated as of December 11, 1997, by and among the Company and the Mack Group (filed as Exhibit 10.99 to the Corporation's Form 8-K dated December 11, 1997 and incorporated herein by reference).

10.18 Agreement of Sale and Purchase, dated December 28, 1999, by and between Mack-Cali Realty, L.P. and Parsippany Office Associates L.L.C.

10.19     Operating Agreement of Parsippany Office Associates L.L.C.

12        Computation of Ratio of Earnings to Fixed Charges

21        Subsidiaries of the Operating Partnership

23        Consent of PricewaterhouseCoopers LLP, independent accountants

27        Financial Data Schedule

                             MACK-CALI REALTY, L.P.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Mack-Cali Realty, L.P.
                                       -------------------------------------
                                       (Registrant)
                                       By: Mack-Cali Realty Corporation,
                                           its General Partner

Date: March 15, 2000              By:  /s/ BARRY LEFKOWITZ
                                       -------------------------------------
                                       Barry Lefkowitz
                                       Executive Vice President &
                                       Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

           Name                           Title                        Date
           ----                           -----                        ----

     /S/ JOHN J. CALI             Chairman of the Board           March 15, 2000
----------------------------
       John J. Cali


   /S/ MITCHELL E. HERSH          Chief Executive Officer         March 15, 2000
----------------------------         and Director
     Mitchell E. Hersh


   /S/ TIMOTHY M. JONES           President                       March 15, 2000
----------------------------
     Timothy M. Jones


    /S/ BARRY LEFKOWITZ           Executive Vice President and    March 15, 2000
----------------------------         Chief Financial Officer
      Barry Lefkowitz


     /S/ BRANT B. CALI            Executive Vice President,       March 15, 2000
----------------------------         Chief Operating Officer,
       Brant B. Cali                 Assistant Secretary and
                                     Director


/S/ BRENDAN T. BYRNE, ESQ.        Director                        March 15, 2000
----------------------------
  Brendan T. Byrne, Esq.


    /S/ MARTIN D. GRUSS           Director                        March 15, 2000
----------------------------
      Martin D. Gruss

           Name                           Title                        Date
           ----                           -----                        ----

    /S/ NATHAN GANTCHER           Director                        March 15, 2000
----------------------------
      Nathan Gantcher


     /S/ EARLE I. MACK            Director                        March 15, 2000
----------------------------
       Earle I. Mack


    /S/ WILLIAM L. MACK           Director                        March 15, 2000
----------------------------
      William L. Mack


   /S/ ROY J. ZUCKERBERG          Director                        March 15, 2000
----------------------------
     Roy J. Zuckerberg


  /S/ ALAN G. PHILIBOSIAN         Director                        March 15, 2000
----------------------------
    Alan G. Philibosian


   /S/ DR. IRVIN D. REID          Director                        March 15, 2000
----------------------------
     Dr. Irvin D. Reid


     /S/ VINCENT TESE             Director                        March 15, 2000
----------------------------
       Vincent Tese


   /S/ MARTIN S. BERGER           Director                        March 15, 2000
----------------------------
     Martin S. Berger

                             MACK-CALI REALTY, L.P.
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1999
                             (dollars in thousands)

                                                                                                                        SCHEDULE III

                                                                                                  Gross Amount at Which
                                                                                   Costs           Carried at Close of
                                                               Initial Costs    Capitalized             Period (1)
                                                             -----------------   Subsequent        -------------------
                                   Year          Related          Building and       to            Building and         Accumulated
Property Location (2)          Built Acquired  Encumbrances  Land Improvements  Acquisition  Land  Improvements  Total  Depreciation
---------------------          ----- --------  ------------  ---- ------------  -----------  ----  ------------  -----  ------------
ATLANTIC COUNTY, NEW JERSEY...

Egg Harbor
100 Decadon Drive (O).........  1987   1995      $     --    $300     $3,282        $119       $300     $3,401     $3,701     $351
200 Decadon Drive (O).........  1991   1995            --     369      3,241         158        369      3,399      3,768      374

BERGEN COUNTY, NEW JERSEY

Fair Lawn
17-17 Rte 208 North (O).......  1987   1995            --   3,067     19,415         441      3,067     19,856     22,923    2,442

Fort Lee
2115 Linwood Avenue (O).......  1981   1998            --     474      4,419       3,724        474      8,143      8,617       79
One Bridge Plaza (O)..........  1981   1996            --   2,439     24,462       1,488      2,439     25,950     28,389    2,112

Little Ferry
200 Riser Road (O)............  1974   1997        10,500   3,888     15,551         236      3,888     15,787     19,675      802

Montvale
135 Chestnut Ridge Road (O)...  1981   1997            --   2,587     10,350          85      2,588     10,434     13,022      530
95 Chestnut Ridge Road (O)....  1975   1997         2,135   1,227      4,907          44      1,227      4,951      6,178      252

Paramus
140 Ridgewood Avenue (O)......  1981   1997        15,392   7,932     31,463         269      7,932     31,732     39,664    1,317
15 East Midland Avenue (O)....  1988   1997        24,790  10,375     41,497          56     10,374     41,554     51,928    2,122
461 From Road (O).............  1988   1997        35,000  13,194     52,778          81     13,194     52,859     66,053    2,699
61 South Paramus Avenue (O)...  1985   1997        15,776   9,005     36,018       4,046      9,005     40,064     49,069    1,921
650 From Road (O).............  1978   1997        23,316  10,487     41,949         430     10,487     42,379     52,866    2,149

Rochelle Park
120 Passaic Street (O)........  1972   1997            --   1,354      5,415          35      1,357      5,447      6,804      277
365 West Passaic Street (O)...  1976   1997         7,468   4,148     16,592         859      4,148     17,451     21,599      900

Saddle River
1 Lake Street (O).............  1994   1997        35,789  13,952     55,812           6     13,953     55,817     69,770    2,853

Upper Saddle River
10 Mountainview Road (O)......  1986   1998            --   4,240     20,485         911      4,240     21,396     25,636    1,297

Woodcliff Lake
300 Tice Boulevard (O)........  1991   1996            --   5,424     29,688         449      5,424     30,137     35,561    2,338
400 Chestnut Ridge Road (O)...  1982   1997        14,446   4,201     16,802          --      4,201     16,802     21,003      856
470 Chestnut Ridge Road (O)...  1987   1997         4,087   2,346      9,385           2      2,346      9,387     11,733      480
50 Tice Boulevard (O).........  1984   1994            --   4,500         --      26,030      4,500     26,030     30,530   11,338
530 Chestnut Ridge Road (O)...  1986   1997         4,032   1,860      7,441           3      1,860      7,444      9,304      380

BURLINGTON COUNTY, NEW JERSEY

Burlington
3 Terri Lane (F)..............  1991   1998         2,084     652      3,433         904        658      4,331      4,989      258
5 Terri Lane (F)..............  1992   1998         2,350     564      3,792       1,279        569      5,066      5,635      325

Delran
Tenby Chase Apartments (M)....  1970   1994            --     396         --       5,370        396      5,370      5,766    3,439

Moorestown
1 Executive Drive (F).........  1989   1998            --     226      1,453         118        228      1,569      1,797      100
101 Commerce Drive (F)........  1988   1998            --     422      3,528         240        426      3,764      4,190      262
101 Executive Drive (F).......  1990   1998         1,116     241      2,262         148        244      2,407      2,651      140
102 Executive Drive (F).......  1990   1998            --     353      3,607         231        356      3,835      4,191      228
1256 North Church (F).........  1984   1998            --     354      3,098         232        356      3,328      3,684      224
1507 Lancer Drive (F).........  1995   1998            --     119      1,106          40        120      1,145      1,265       66
1510 Lancer Drive (F).........  1998   1998            --     732      2,928          38        735      2,963      3,698      111
201 Commerce Drive (F)........  1986   1998         1,059     254      1,694          83        258      1,773      2,031      115
102 Commerce Drive (F)........  1987   1999            --     389      1,554          --        389      1,554      1,943       --
202 Commerce Drive (F)........  1988   1999            --     490      1,963          --        490      1,963      2,453       --
2 Commerce Drive (F)..........  1986   1999            --     723      2,893          --        723      2,893      3,616       --
224 Strawbridge Drive (O).....  1984   1997            --     766      4,335       2,786        766      7,121      7,887      468

                             MACK-CALI REALTY, L.P.
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1999
                             (dollars in thousands)

                                                                                                                        SCHEDULE III

                                                                                                  Gross Amount at Which
                                                                                   Costs           Carried at Close of
                                                               Initial Costs    Capitalized             Period (1)
                                                             -----------------   Subsequent        -------------------
                                   Year          Related          Building and       to            Building and         Accumulated
Property Location (2)          Built Acquired  Encumbrances  Land Improvements  Acquisition  Land  Improvements  Total  Depreciation
---------------------          ----- --------  ------------  ---- ------------  -----------  ----  ------------  -----  ------------
225 Executive Drive (F).......  1990   1998       1,259       323      2,477           96     326      2,570      2,896        172
228 Strawbridge Drive (O).....  1984   1997          --       767      4,334        2,888     766      7,223      7,989        578
30 Twosome Drive (F)..........  1997   1998          --       234      1,954           45     235      1,998      2,233        139
40 Twosome Drive (F)..........  1996   1998          --       297      2,393           55     300      2,445      2,745        150
50 Twosome Drive (F)..........  1997   1998          --       301      2,330           43     304      2,370      2,674        158

Moorestown
840 North Lenola Road (F).....  1995   1998          --       329      2,366           45     333      2,407      2,740        155
844 North Lenola Road (F).....  1995   1998          --       239      1,714           35     241      1,747      1,988        112
97 Foster Road (F)............  1982   1998          --       208      1,382           46     211      1,425      1,636         82

West Deptford
1451 Metropolitan Drive (F)...  1996   1998          --       203      1,189           23     206      1,209      1,415         81

ESSEX COUNTY, NEW JERSEY

Millburn
150 J.F. Kennedy Parkway (O)..  1980   1997      26,604    12,606     50,425          182  12,606     50,607     63,213      2,580

Roseland
101 Eisenhower Parkway (O)....  1980   1994          --       228         --       14,348     228     14,348     14,576      7,887
103 Eisenhower Parkway (O)....  1985   1994          --        --         --       13,208   2,300     10,908     13,208      4,011

HUDSON COUNTY, NEW JERSEY.....

Jersey City
95 Christopher Columbus Drive.  1989   1994          --     6,205         --       81,394   6,205     81,394     87,599     23,922
Harborside Financial Center
 Plaza I (O) .................  1983   1996      51,276     3,923     51,013           --   3,923     51,013     54,936      4,039
Harborside Financial Center
 Plaza II (O) ................  1990   1996      49,362    17,655    101,546        3,563  18,315    104,449    122,764      8,168
Harborside Financial Center
 Plaza III (O) ...............  1990   1996      49,362    17,655    101,878        3,569  18,295    104,807    123,102      8,169

MERCER COUNTY, NEW JERSEY

Hamilton Township
100 Horizon Drive (F).........  1989   1995          --       205      1,676           --     205      1,676      1,881        175
200 Horizon Drive (F).........  1991   1995          --       205      3,027           --     205      3,027      3,232        315
300 Horizon Drive (F).........  1989   1995          --       379      4,355           55     379      4,410      4,789        464
500 Horizon Drive (F).........  1990   1995          --       379      3,395          100     379      3,495      3,874        412
Zero Horizon Drive (L)........   n/a   1999          --       498         --           --     498         --        498         --

Princeton
5 Vaughn Drive (O)............  1987   1995          --       657      9,800          404     657     10,204     10,861      1,179
103 Carnegie Center (O).......  1984   1996          --     2,566      7,868          579   2,566      8,447     11,013        924
100 Overlook Center (O).......  1988   1997          --     2,378     21,754          143   2,378     21,897     24,275      1,183

MIDDLESEX COUNTY, NEW JERSEY

East Brunswick
377 Summerhill Road (O).......  1977   1997          --       649      2,594          149     649      2,743      3,392        138

Plainsboro
500 College Road East (O).....  1984   1998          --       614     20,626          261     614     20,887     21,501        915

South Brunswick
3 Independence Way (O)........  1983   1997          --     1,997     11,391          102   1,997     11,493     13,490        672

Woodbridge
581 Main Street (O)...........  1991   1997      17,500     3,237     12,949       19,342   8,115     27,413     35,528      1,043

MONMOUTH COUNTY, NEW JERSEY

Neptune
3600 Route 66 (O).............  1989   1995          --     1,098     18,146           39   1,098     18,185     19,283      1,900

Wall Township
1305 Campus Parkway (O).......  1988   1995          --       335      2,560           67     335      2,627      2,962        315
1320 Wykoff Avenue (F)........  1986   1995          --       255      1,285           --     255      1,285      1,540        134
1324 Wykoff Avenue (F)........  1987   1995          --       230      1,439           92     230      1,531      1,761        202
1325 Campus Parkway (F).......  1988   1995          --       270      2,928           41     270      2,969      3,239        328
1340 Campus Parkway (F).......  1992   1995          --       489      4,621          310     489      4,931      5,420        581

                             MACK-CALI REALTY, L.P.
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1999
                             (dollars in thousands)

                                                                                                                        SCHEDULE III

                                                                                                  Gross Amount at Which
                                                                                   Costs           Carried at Close of
                                                               Initial Costs    Capitalized             Period (1)
                                                             -----------------   Subsequent        -------------------
                                   Year          Related          Building and       to            Building and         Accumulated
Property Location (2)          Built Acquired  Encumbrances  Land Improvements  Acquisition  Land  Improvements  Total  Depreciation
---------------------          ----- --------  ------------  ---- ------------  -----------  ----  ------------  -----  ------------
1350 Campus Parkway (O).......  1990   1995         --        454      7,134          544     454      7,678     8,132        893
1433 Highway 34 (F)...........  1985   1995         --        889      4,321          338     889      4,659     5,548        635
1345 Campus Parkway (F).......  1995   1997         --      1,023      5,703           55   1,024      5,757     6,781        420

MORRIS COUNTY, NEW JERSEY

Florham Park
325 Columbia Parkway (O)......  1987   1994         --      1,564         --       15,860   1,564     15,860    17,424      6,116

Morris Plains
201 Littleton Road (O)........  1979   1997         --      2,407      9,627          100   2,407      9,727    12,134        495
250 Johnson Road (O)..........  1977   1997      2,235      2,004      8,016          221   2,004      8,237    10,241        415

Morris Township
340 Mt. Kemble Avenue (O).....  1985   1997     32,178     13,624     54,496           40  13,624     54,536    68,160      2,786
412 Mt. Kemble Avenue (O).....  1986   1997     40,025     15,737     62,954           32  15,738     62,985    78,723      3,218

Parsippany
2 Dryden Way (O)..............  1990   1998         --        778        420           13     778        433     1,211         29
2 Hilton Court (O)............  1991   1998         --      1,971     32,007          115   1,971     32,122    34,093      1,545
600 Parsippany Road (O).......  1978   1994         --      1,257      5,594          614   1,257      6,208     7,465        870
7 Campus Drive (O)............  1982   1998         --      1,932     27,788          107   1,932     27,895    29,827      1,314
7 Sylvan Way (O)..............  1987   1998         --      2,084     26,083           35   2,084     26,118    28,202      1,269
8 Campus Drive (O)............  1987   1998         --      1,865     35,456          690   1,865     36,146    38,011      1,709
5 Sylvan Way (O)..............  1989   1998         --      1,160     25,214          346   1,160     25,560    26,720      1,174
1 Sylvan Way (O)..............  1989   1998         --      1,689     24,699        2,215   1,689     26,914    28,603      1,462

PASSAIC COUNTY, NEW JERSEY

Clifton
777 Passaic Avenue (O)........  1983   1994         --         --         --        7,181   1,100      6,081     7,181      2,654

Totowa
11 Commerce Way (F)...........  1989   1995         --        586      2,986          232     586      3,218     3,804        327
120 Commerce Way (F)..........  1994   1995         --        228         --        1,200     228      1,200     1,428        127
140 Commerce Way (F)..........  1994   1995         --        229         --        1,200     229      1,200     1,429        128
2 Center Court (F)............  1998   1998         --        191         --        2,563     191      2,563     2,754        161
20 Commerce Way (F)...........  1992   1995         --        516      3,108           26     516      3,134     3,650        326
29 Commerce Way (F)...........  1990   1995         --        586      3,092          229     586      3,321     3,907        434
40 Commerce Way (F)...........  1987   1995         --        516      3,260          375     516      3,635     4,151        515
45 Commerce Way (F)...........  1992   1995         --        536      3,379          137     536      3,516     4,052        434
60 Commerce Way (F)...........  1988   1995         --        526      3,257          261     526      3,518     4,044        469
80 Commerce Way (F)...........  1996   1996         --        227         --        1,631     227      1,631     1,858        317
100 Commerce Way (F)..........  1996   1996         --        226         --        1,631     226      1,631     1,857        317
999 Riverview Drive (O).......  1988   1995         --        476      6,024          416     476      6,440     6,916        687
1 Center Court (F)............  1999   1999         --        270      1,824           87     270      1,911     2,181         38

Wayne
201 Willowbrook Boulevard (O).  1970   1997     10,250      3,103     12,410          475   3,103     12,885    15,988        647

SOMERSET COUNTY, NEW JERSEY

Basking Ridge
222 Mt. Airy Road (O).........  1986   1996         --        775      3,636           31     775      3,667     4,442        312
233 Mt. Airy Road (O).........  1987   1996         --      1,034      5,033           16   1,034      5,049     6,083        431

Bridgewater
721 Route 202/206 (O).........  1989   1997     23,000      6,730     26,919          205   6,730     27,124    33,854      1,379

                             MACK-CALI REALTY, L.P.
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1999
                             (dollars in thousands)

                                                                                                                        SCHEDULE III

                                                                                                  Gross Amount at Which
                                                                                   Costs           Carried at Close of
                                                               Initial Costs    Capitalized             Period (1)
                                                             -----------------   Subsequent        -------------------
                                   Year          Related          Building and       to            Building and         Accumulated
Property Location (2)          Built Acquired  Encumbrances  Land Improvements  Acquisition  Land  Improvements  Total  Depreciation
---------------------          ----- --------  ------------  ---- ------------  -----------  ----  ------------  -----  ------------
UNION COUNTY, NEW JERSEY

Clark
100 Walnut Avenue (O).........  1985   1994         --         --         --       17,658   1,822     15,836    17,658      7,045

Cranford
11 Commerce Drive (O).........  1981   1994         --        470         --        6,230     470      6,230     6,700      3,220
12 Commerce Drive (O).........  1967   1997         --        887      3,549          151     887      3,700     4,587        183
20 Commerce Drive (O).........  1990   1994         --      2,346         --       22,154   2,346     22,154    24,500      6,484
6 Commerce Drive (O)..........  1973   1994         --        250         --        2,732     250      2,732     2,982      1,623
65 Jackson Drive (O)..........  1984   1994         --        541         --        7,015     542      7,014     7,556      3,352

New Providence
890 Mountain Road (O).........  1977   1997         --      2,796     11,185        4,224   3,764     14,441    18,205        722

DUTCHESS COUNTY, NEW YORK

Fishkill
300 South Lake Drive (O)......  1987   1997         --      2,258      9,031          120   2,258      9,151    11,409        478

NASSAU COUNTY, NEW YORK

North Hempstead
111 East Shore Road (O).......  1980   1997         --      2,093      8,370          218   2,093      8,588    10,681        439
600 Community Drive (O).......  1983   1997         --     11,018     44,070          180  11,018     44,250    55,268      2,296

ROCKLAND COUNTY, NEW YORK

Suffern
400 Rella Boulevard (O).......  1988   1995         --      1,090     13,412        1,302   1,090     14,714    15,804      1,801

WESTCHESTER COUNTY, NEW YORK

Elmsford
1 Warehouse Lane (I)..........  1957   1997         --          3        268          190       3        458       461         24
1 Westchester Plaza (F).......  1967   1997         --        199      2,023           31     199      2,054     2,253        154
100 Clearbrook Road (O).......  1975   1997         --        220      5,366          445     220      5,811     6,031        454
101 Executive Boulevard (O)...  1971   1997         --        267      5,838          132     267      5,970     6,237        446
11 Clearbrook Road (F)........  1974   1997         --        149      2,159            5     149      2,164     2,313        160
150 Clearbrook Road (F).......  1975   1997         --        497      7,030           81     497      7,111     7,608        529
175 Clearbrook Road (F).......  1973   1997         --        655      7,473          280     655      7,753     8,408        600
2 Warehouse Lane (I)..........  1957   1997         --          4        672           26       4        698       702         51
2 Westchester Plaza (F).......  1968   1997         --        234      2,726           --     234      2,726     2,960        199
200 Clearbrook Road (F).......  1974   1997         --        579      6,620          488     579      7,108     7,687        518
250 Clearbrook Road (F).......  1973   1997         --        867      8,647          442     867      9,089     9,956        647
3 Warehouse Lane (I)..........  1957   1997         --         21      1,948          166      21      2,114     2,135        150
3 Westchester Plaza (F).......  1969   1997         --        655      7,936           --     655      7,936     8,591        579
300 Executive Boulevard (F)...  1970   1997         --        460      3,609           --     460      3,609     4,069        263
350 Executive Boulevard (F)...  1970   1997         --        100      1,793           --     100      1,793     1,893        131
399 Executive Boulevard (F)...  1962   1997         --        531      7,191          105     531      7,296     7,827        534
4 Warehouse Lane (I).........   1957   1997         --         84     13,393          185      85     13,577    13,662        999
4 Westchester Plaza (F).......  1969   1997         --        320      3,729           70     320      3,799     4,119        292
400 Executive Boulevard (F)...  1970   1997         --      2,202      1,846          273   2,202      2,119     4,321        172
5 Warehouse Lane (I)..........  1957   1997         --         19      4,804          204      19      5,008     5,027        357
5 Westchester Plaza (F).......  1969   1997         --        118      1,949           --     118      1,949     2,067        142
50 Executive Boulevard (F)....  1969   1997         --        237      2,617           --     237      2,617     2,854        191
500 Executive Boulevard (F)...  1970   1997         --        258      4,183          272     258      4,455     4,713        314
525 Executive Boulevard (F)...  1972   1997         --        345      5,499           30     345      5,529     5,874        410
570 Taxter Road (O)...........  1972   1997         --        438      6,078          198     438      6,276     6,714        461
6 Warehouse Lane (I)..........  1982   1997         --         10      4,419           25      10      4,444     4,454        323
6 Westchester Plaza (F).......  1968   1997         --        164      1,998          133     164      2,131     2,295        157
7 Westchester Plaza (F).......  1972   1997         --        286      4,321           24     286      4,345     4,631        322
700 Executive Boulevard (L)...   n/a   1997         --        970         --           --     970         --       970         --
75 Clearbrook Road (F)........  1990   1997         --      2,314      4,716           --   2,314      4,716     7,030        344
77 Executive Boulevard (F)....  1977   1997         --         34      1,104            6      34      1,110     1,144         82

                             MACK-CALI REALTY, L.P.
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1999
                             (dollars in thousands)

                                                                                                                        SCHEDULE III

                                                                                                  Gross Amount at Which
                                                                                   Costs           Carried at Close of
                                                               Initial Costs    Capitalized             Period (1)
                                                             -----------------   Subsequent        -------------------
                                   Year          Related          Building and       to            Building and         Accumulated
Property Location (2)          Built Acquired  Encumbrances  Land Improvements  Acquisition  Land  Improvements  Total  Depreciation
---------------------          ----- --------  ------------  ---- ------------  -----------  ----  ------------  -----  ------------
8 Westchester Plaza (F).......  1971   1997         --        447      5,262          546     447      5,808     6,255        523
85 Executive Boulevard (F)....  1968   1997         --        155      2,507           19     155      2,526     2,681        185

Hawthorne
1 Skyline Drive (O)...........  1980   1997         --         66      1,711           35      66      1,746     1,812        126
10 Skyline Drive (F)..........  1985   1997         --        134      2,799           78     134      2,877     3,011        228
11 Skyline Drive (F)..........  1989   1997         --         --      4,788           66      --      4,854     4,854        370
12 Skyline Drive (F)..........  1999   1999         --      1,562      3,254        1,573   1,562      4,827     6,389         33
15 Skyline Drive (F)..........  1989   1997         --         --      7,449          349      --      7,798     7,798        701
17 Skyline Drive (O)..........  1989   1997         --         --      7,269          136      --      7,405     7,405        533
2 Skyline Drive (O)...........  1987   1997         --        109      3,128          254     109      3,382     3,491        258
200 Saw Mill River Road (F)...  1965   1997         --        353      3,353          125     353      3,478     3,831        263
30 Saw Mill River Road (O)....  1982   1997         --      2,355     34,254        3,634   2,356     37,887    40,243      3,458
4 Skyline Drive (F)...........  1987   1997         --        363      7,513          389     363      7,902     8,265        733
7 Skyline Drive (O)...........  1987   1998         --        330     13,013           35     330     13,048    13,378        435
8 Skyline Drive (F)...........  1985   1997         --        212      4,410          792     212      5,202     5,414        357

Tarrytown
200 White Plains Road (O).....  1982   1997         --        378      8,367          606     378      8,973     9,351        796
220 White Plains Road (O).....  1984   1997         --        367      8,112          352     367      8,464     8,831        645
230 White Plains Road (R).....  1984   1997         --        124      1,845           --     124      1,845     1,969        134

White Plains
1 Barker Avenue (O)...........  1975   1997         --        208      9,629          426     207     10,056    10,263        739
1 Water Street (O)............  1979   1997         --        211      5,382          262     211      5,644     5,855        406
11 Martine Avenue (O).........  1987   1997         --        127     26,833        2,870     127     29,703    29,830      2,091
25 Martine Avenue (M).........  1987   1997         --        120     11,366          250     120     11,616    11,736        839
3 Barker Avenue (O)...........  1983   1997         --        122      7,864          432     122      8,296     8,418        638
50 Main Street (O)............  1985   1997         --        564     48,105        1,946     564     50,051    50,615      3,865

Yonkers
1 Enterprise Boulevard (L)....   n/a   1997         --      1,380         --           --   1,380         --     1,380         --
1 Executive Boulevard (O).....  1982   1997         --      1,104     11,904          573   1,105     12,476    13,581        989
1 Odell Plaza (F).............  1980   1997         --      1,206      6,815          235   1,206      7,050     8,256        512
100 Corporate Boulevard (F)...  1987   1997         --        602      9,910          349     602     10,259    10,861        740
2 Executive Plaza (R).........  1986   1997         --         89      2,439           --      89      2,439     2,528        178
200 Corporate Boulevard
  South (F) ..................  1990   1997         --        502      7,575           63     502      7,638     8,140        492
3 Executive Plaza (O).........  1987   1997         --        385      6,256          307     385      6,563     6,948        461
4 Executive Plaza (F).........  1986   1997         --        584      6,134          284     584      6,418     7,002        521
5 Odell Plaza (F).............  1983   1997         --        331      2,988           29     331      3,017     3,348        218
6 Executive Plaza (F).........  1987   1997         --        546      7,246           28     546      7,274     7,820        531
7 Odell Plaza (F).............  1984   1997         --        419      4,418           86     419      4,504     4,923        364

CHESTER COUNTY, PENNSYLVANIA

Berwyn
1000 Westlakes Drive (O)......  1989   1997         --        619      9,016          101     619      9,117     9,736        654
1055 Westlakes Drive (O)......  1990   1997         --      1,951     19,046          206   1,951     19,252    21,203      1,386
1205 Westlakes Drive (O)......  1988   1997         --      1,323     20,098          393   1,323     20,491    21,814      1,546
1235 Westlakes Drive (O)......  1986   1997         --      1,417     21,215          545   1,418     21,759    23,177      1,543

DELAWARE COUNTY, PENNSYLVANIA

Lester
100 Stevens Drive (O).........  1986   1996         --      1,349     10,018          161   1,349     10,179    11,528        763
200 Stevens Drive (O).........  1987   1996         --      1,644     20,186          335   1,644     20,521    22,165      1,532
300 Stevens Drive (O).........  1992   1996         --        491      9,490          358     491      9,848    10,339        718

Media
1400 Providence Rd -
  Center I (O) ...............  1986   1996         --      1,042      9,054          644   1,042      9,698    10,740        925
1400 Providence Rd -
  Center II(O) ...............  1990   1996         --      1,543     16,464          895   1,544     17,358    18,902      1,742

                             MACK-CALI REALTY, L.P.
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1999
                             (dollars in thousands)

                                                                                                                        SCHEDULE III

                                                                                                  Gross Amount at Which
                                                                                   Costs           Carried at Close of
                                                               Initial Costs    Capitalized             Period (1)
                                                             -----------------   Subsequent        -------------------
                                   Year          Related          Building and       to            Building and         Accumulated
Property Location (2)          Built Acquired  Encumbrances  Land Improvements  Acquisition  Land  Improvements  Total  Depreciation
---------------------          ----- --------  ------------  ---- ------------  -----------  ----  ------------  -----  ------------
MONTGOMERY COUNTY, PENNSYLVANIA

Lower Providence
1000 Madison Avenue (O).......  1990   1997         --      1,713     12,559          130   1,714     12,688     14,402        733
Plymouth Meeting
Five Sentry East (O)..........  1984   1996         --        642      7,992          464     642      8,456      9,098        659
Five Sentry West (O)..........  1984   1996         --        268      3,334           51     268      3,385      3,653        269
1150 Plymouth Meeting Mall (O)  1970   1997         --        125        499       20,463     125     20,962     21,087        934

FAIRFIELD COUNTY, CONNECTICUT

Greenwich
500 West Putnam Avenue (O)....  1973   1998     10,784      3,300     16,734          540   3,300     17,274     20,574        926

Norwalk
40 Richards Avenue (O)........  1985   1998         --      1,087     18,399        1,077   1,087     19,476     20,563        647

Shelton
1000 Bridgeport Avenue (O)....  1986   1997         --        773     14,934          159     773     15,093     15,866        997

Stamford
419 West Avenue (F)...........  1986   1997         --      4,538      9,246           39   4,538      9,285     13,823        679
500 West Avenue (F)...........  1988   1997         --        415      1,679           62     415      1,741      2,156        127
550 West Avenue (F)...........  1990   1997         --      1,975      3,856          322   1,975      4,178      6,153        334
600 West Avenue (F)...........  1999   1999         --      2,305      2,863          261   2,305      3,124      5,429          7
650 West Avenue (F)...........  1998   1998         --      1,328         --        3,787   1,328      3,787      5,115        211

DISTRICT OF COLUMBIA

Washington
1400 L Street, NW (O).........  1987   1998         --     13,054     27,423          416  13,054     27,839     40,893      1,138
1709 New York Avenue, NW (O)..  1972   1998         --     19,898     29,686        1,291  19,898     30,977     50,875      1,229
1201 Connecticut Avenue, NW (O) 1940   1999         --     14,228     18,571           65  14,228     18,636     32,864        193

PRINCE GEORGE'S COUNTY, MARYLAND

Lanham
4200 Parliament Place (O).....  1989   1998         --      2,114     13,546          461   1,393     14,728     16,121        514

BEXAR COUNTY, TEXAS

San Antonio
111 Soledad (O)...............  1918   1997         --      2,004      8,017          322   2,004      8,339     10,343        423
1777 N.E. Loop 410 (O)........  1986   1997         --      3,119     12,477          817   3,119     13,294     16,413        738
84 N.E. Loop 410 (O)..........  1971   1997         --      2,295     10,382          289   2,296     10,670     12,966        538
200 Concord Plaza Drive (O)...  1986   1997         --      2,387     31,825          556   2,393     32,375     34,768      1,649

COLLIN COUNTY, TEXAS

Plano
555 Republic Place (O)........  1986   1997         --        942      3,767           56     942      3,823      4,765        200

DALLAS COUNTY, TEXAS

Dallas
3030 LBJ Freeway (O)..........  1984   1997         --      6,098     24,366          937   6,098     25,303     31,401      1,443
3100 Monticello (O)...........  1984   1997         --      1,940      7,762        4,594   2,511     11,785     14,296        563
8214 Westchester (O)..........  1983   1997         --      1,705      6,819          200   1,705      7,019      8,724        358

Irving
2300 Valley View (O)..........  1985   1997         --      1,913      7,651          325   1,913      7,976      9,889        443

Richardson
1122 Alma Road (O)............  1977   1997         --        754      3,015          169     754      3,184      3,938        161

HARRIS COUNTY, TEXAS

Houston
10497 Town & Country Way (O)..  1981   1997         --      1,619      6,476          418   1,619      6,894      8,513        372

                             MACK-CALI REALTY, L.P.
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1999
                             (dollars in thousands)

                                                                                                                        SCHEDULE III

                                                                                                  Gross Amount at Which
                                                                                   Costs           Carried at Close of
                                                               Initial Costs    Capitalized             Period (1)
                                                             -----------------   Subsequent        -------------------
                                   Year          Related          Building and       to            Building and         Accumulated
Property Location (2)          Built Acquired  Encumbrances  Land Improvements  Acquisition  Land  Improvements  Total  Depreciation
---------------------          ----- --------  ------------  ---- ------------  -----------  ----  ------------  -----  ------------
14511 Falling Creek (O).......  1982   1997         --        434      1,738          223     434      1,961     2,395        100
1717 St. James Place (O)......  1975   1997         --        909      3,636          155     909      3,791     4,700        227
1770 St. James Place (O)......  1973   1997         --        730      2,920          289     730      3,209     3,939        190
5225 Katy Freeway (O).........  1983   1997         --      1,403      5,610          695   1,403      6,305     7,708        321
5300 Memorial (O).............  1982   1997         --      1,283      7,269          103   1,710      6,945     8,655        355

POTTER COUNTY, TEXAS

Amarillo
6900 IH - 40 West (O).........  1986   1997         --        287      1,147          256     287      1,403     1,690         66

TARRANT COUNTY, TEXAS

Euless
150 West Park Way (O).........  1984   1997         --        852      3,410           78     852      3,488     4,340        192

TRAVIS COUNTY, TEXAS

Austin
1250 Capital of Texas Hwy.
  South (O) ..................  1985   1998         --      4,121     32,935          401   4,121     33,336    37,457      1,620

MARICOPA COUNTY, ARIZONA

Glendale
5551 West Talavi Boulevard (O)  1991   1997      6,717      2,732     10,927        5,743   3,593     15,809    19,402        731

Phoenix
19640 North 31st Street (O)...  1990   1997      7,112      3,437     13,747            4   3,437     13,751    17,188        703

Scottsdale
9060 E. Via Linda Boulevard (O) 1984   1997         --      3,720     14,879           --   3,720     14,879    18,599        760

ARAPAHOE COUNTY, COLORADO

Aurora
750 South Richfield Street (O)  1997   1998         --      2,680     23,125           27   2,682     23,150    25,832      1,022

Denver
400 South Colorado Boulevard    1983   1998         --      1,461     10,620          402   1,461     11,022    12,483        458

Englewood
5350 South Roslyn Street (O)..  1982   1998         --        862      6,831          129     862      6,960     7,822        346
9359 East Nichols Avenue (O)..  1997   1998         --      1,155      8,171         (444)  1,155      7,727     8,882        358

BOULDER COUNTY, COLORADO

Broomfield
105 South Technology
  Court (O) ..................  1997   1998         --        653      4,936           14     653      4,950     5,603        225
303 South Technology
  Court-A (O) ................  1997   1998         --        623      3,892            4     623      3,896     4,519        195
303 South Technology
  Court-B (O) ................  1997   1998         --        623      3,892            5     623      3,897     4,520        196

Louisville
1172 Century Drive (O)........  1996   1998         --        707      4,647           37     707      4,684     5,391        238
248 Centennial Parkway (O)....  1996   1998         --        708      4,647           37     708      4,684     5,392        239
285 Century Place (O).........  1997   1998         --        889     10,133           13     891     10,144    11,035        430

DENVER COUNTY, COLORADO

Denver
3600 South Yosemite (O).......  1974   1998         --        556     12,980           27     556     13,007    13,563        550

DOUGLAS COUNTY, COLORADO

Englewood
384 Inverness Drive South (O).  1985   1998         --        703      5,653          150     703      5,803     6,506        277
400 Inverness Drive (O).......  1997   1998         --      1,584     19,878         (895)  1,584     18,983    20,567        848
5975 South Quebec Street (O)..  1996   1998         --        855     11,551          201     856     11,751    12,607        548
67 Inverness Drive East (O)...  1996   1998         --      1,034      5,516           10   1,035      5,525     6,560        276

Parker
9777 Pyramid Court (O)........  1995   1998         --      1,304     13,189           26   1,306     13,213    14,519        650

                             MACK-CALI REALTY, L.P.
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1999
                             (dollars in thousands)

                                                                    SCHEDULE III

                                                                                                  Costs
                                                                            Initial Costs      Capitalized
                                                                        --------------------   Subsequent
                                        Year           Related                  Building and       to
Property Location (2)               Built Acquired   Encumbrances       Land    Improvements   Acquisition
---------------------               ----- --------   ------------       ----    ------------   -----------
EL PASO COUNTY, COLORADO

Colorado Springs
1975 Research Parkway (O).....      1997   1998             --          1,397        13,221        2,455
2375 Telstar Drive (O)........      1998   1999             --            348         2,507        2,791
8415 Explorer (O).............      1998   1999             --            347         2,507        2,790

JEFFERSON COUNTY, COLORADO

Lakewood
141 Union Boulevard (O).......      1985   1998             --            774         6,891          403

SAN FRANCISCO COUNTY, CALIFORNIA

San Francisco
760 Market Street (O).........      1908   1997             --          5,588        22,352       38,306
795 Folsom Street (O).........      1977   1999             --          9,348        24,934        3,836

HILLSBOROUGH COUNTY, FLORIDA

Tampa
501 Kennedy Boulevard (O).....      1982   1997             --          3,959        15,837          394

POLK COUNTY, IOWA

West Des Moines
2600 Westown Parkway (O)......      1988   1997             --          1,708         6,833          181

DOUGLAS COUNTY, NEBRASKA

Omaha
210 South 16th Street (O).....      1894   1997             --          2,559        10,236          110

Projects Under Development....                              --         49,831            --       50,542

Furniture, Fixtures & Equipment                             --             --            --        6,160

-----------------------------------------------------------------------------------------------------------
TOTALS                                                $527,004       $527,383    $2,655,585     $471,877
===========================================================================================================

                                               Gross Amount at Which
                                               Carried at Close of
                                                    Period (1)
                                           ----------------------------
                                                 Building and              Accumulated
Property Location (2)                      Land  Improvements     Total    Depreciation
---------------------                      ----  ------------     -----    ------------
EL PASO COUNTY, COLORADO

Colorado Springs
1975 Research Parkway (O).....            1,611        15,462      17,073        630
2375 Telstar Drive (O)........              348         5,298       5,646         58
8415 Explorer (O).............              347         5,297       5,644         58

JEFFERSON COUNTY, COLORADO

Lakewood
141 Union Boulevard (O).......              775         7,293       8,068        367

SAN FRANCISCO COUNTY, CALIFORNIA

San Francisco
760 Market Street (O).........           13,499        52,747      66,246      2,232
795 Folsom Street (O).........            9,348        28,770      38,118        329

HILLSBOROUGH COUNTY, FLORIDA

Tampa
501 Kennedy Boulevard (O).....            3,959        16,231      20,190        822

POLK COUNTY, IOWA

West Des Moines
2600 Westown Parkway (O)......            1,708         7,014       8,722        384

DOUGLAS COUNTY, NEBRASKA

Omaha
210 South 16th Street (O).....            2,559        10,346      12,905        428

Projects Under Development....           49,831        50,542     100,373         --

Furniture, Fixtures & Equipment              --         6,160       6,160      1,955

---------------------------------------------------------------------------------------
TOTALS                                 $549,096    $3,105,749  $3,654,845   $256,629
=======================================================================================

(1) The aggregate cost for federal income tax purposes at December 31, 1999 was approximately $2.65 billion.

(2)   Legend of Property Codes:

      (O)=Office Property                (M)=Multi-family Residential Property
      (F)=Office/Flex Property           (R)=Stand-alone Retail Property
      (I)=Industrial/Warehouse Property  (L)=Land Lease

                             MACK-CALI REALTY, L.P.
                              NOTE TO SCHEDULE III

Changes in rental properties and accumulated depreciation for the periods ended December 31, 1999, 1998 and 1997 are as follows:

                                           1999          1998            1997
                                           ----          ----            ----
Rental Properties
Balance at beginning of year          $ 3,467,799    $ 2,629,616    $   853,352
     Additions                            204,565        838,183      1,776,264
     Retirements/Disposals                (17,519)            --             --
                                      -----------    -----------    -----------
Balance at end of year                $ 3,654,845    $ 3,467,799    $ 2,629,616
                                      ===========    ===========    ===========

Accumulated Depreciation
Balance at beginning of year          $   177,934    $   103,133    $    68,610
     Depreciation expense                  81,730         74,801         34,523
     Retirements/Disposals                 (3,035)            --             --
                                      -----------    -----------    -----------
Balance at end of year                $   256,629    $   177,934    $   103,133
                                      ===========    ===========    ===========