Form 10-K/A
period 1999-12-31
MACK CALI REALTY L P
filed 2000-04-28
CIK 1067063

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------


                                   FORM 10-K/A

                                 AMENDMENT NO. 1

/X/  ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 1999

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


  Commission File No. ____________


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

                                      None

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

                             MACK-CALI REALTY, L.P.

                                 AMENDMENT NO. 1
                        TO THE ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

     Mack-Cali Realty, L.P. (together with its subsidiaries, the "Registrant" or the "Operating Partnership") hereby amends and restates in its entirety the following items of its Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as set forth in the pages attached hereto:

     1. ITEM 10 IS HEREBY AMENDED AND RESTATED AS FOLLOWS:

DIRECTORS AND EXECUTIVE OFFICERS

     The Operating Partnership does not have any directors or executive officers. Set forth below is certain information as of April 15, 2000 for (i) the members of the Board of Directors of the Corporation (the "Board of Directors"), (ii) the executive officers of the Corporation and (iii) the directors and executive officers of the Corporation as a group. The Corporation is the sole general partner of the Operating Partnership.

                                                                                                        PERCENT OF
                                                                                                          SHARES
                                                                                       PERCENT OF      OUTSTANDING
                                                                                         SHARES      (CALCULATED ON A
                                              FIRST        TERM        NUMBER OF      OUTSTANDING     FULLY-DILUTED
       NAME AND POSITION (1)          AGE    ELECTED      EXPIRES      SHARES (2)        (%)(3)        BASIS)(%)(4)
       ---------------------          ---    -------      -------      ----------        ------        ------------
John J. Cali, Chairman of the
  Board(5)(6).......................  81       1994        2000          517,342(12)       *                *
Mitchell E. Hersh, Chief Executive
  Officer and Director (5)(6).......  49       1997        2000          334,784(13)       *                *
Timothy M. Jones, President.........  45         --          --          347,582(14)       *                *
Brant Cali, Chief Operating
  Officer, Executive Vice
  President-Operations, Leasing and
  Marketing, Assistant Secretary
  and Director (7)..................  46       1999        2000          596,749(15)      1.01              *
John R. Cali, Executive Vice
  President-Development.............  52         --          --          528,162(16)       *                *
Barry Lefkowitz, Executive Vice
  President and Chief Financial
  Officer...........................  38         --          --           87,552(17)       *                *
Roger W. Thomas, Executive Vice
  President, General Counsel and
  Secretary.........................  43         --          --           87,217(18)       *                *
Martin S. Berger, Director (6)......  69       1998        2000          531,532(19)       *                *
Brendan T. Byrne, Director (8)......  76       1994        2001           17,600(20)       *                *
Nathan Gantcher, Director (8)(9)....  59       1999        2002           15,000
Martin D. Gruss, Director (10)......  57       1997        2001           50,000(21)       *                *
Earle I. Mack, Director (6).........  61       1997        2002        2,681,917(22)      4.37            3.43
William L. Mack, Director (5).......  60       1997        2002        4,465,701(23)      7.07            5.71
Alan G. Philibosian, Director (10)..  46       1997        2002           15,500(24)       *                *
Irvin D. Reid, Director (8).........  59       1994        2000           10,000(25)       *                *
Vincent Tese, Director (10).........  57       1997        2001           32,000(26)       *                *
Roy J. Zuckerberg, Director
  (6)(8)(11)........................  63       1999        2001           25,000

All directors and executive
  officers as a group...............                                  10,366,138(27)     15.04            13.23
                                                                      ==========         =====            =====


----------
*   Beneficial Ownership of less than 1.0% is omitted.

(1) Certain executive officers and directors of the Corporation and various other persons and entities beneficially own in the aggregate, approximately 10.8% of the partnership interests in the Operating Partnership in which the Corporation has a

     80.16% general partnership interest and the aggregate limited partners' interest is 19.84%. The limited partners of the Operating Partnership share with the Corporation, as general partner, in the net income or loss and any distributions of the Operating Partnership. Pursuant to the partnership agreement of the Operating Partnership, limited partnership interests are redeemable into shares of Common Stock on a one-for-one basis.

(2) Except as otherwise noted below, all shares of Common Stock are owned beneficially by the individual listed with sole voting and/or investment power.

(3) Assumes redemption of only the limited partnership interests in the Operating Partnership and Unit Warrants beneficially owned by such owner into shares of Common Stock (disregarding any waiting periods before such redemption is legally permitted) and the exercise of vested options and warrants held only by such owner.

(4) Assumes the redemption of all outstanding limited partnership interests in the Operating Partnership into shares of Common Stock and the exercise of all vested options, warrants and Unit Warrants.

(5)  Member of the Executive Committee of the Board of Directors.

(6)  Member of the Strategic Planning Committee of the Board of Directors.

(7)  Appointed as a director of the Corporation upon the resignation of Thomas
     A. Rizk as a member of the Board of Directors of the Corporation on April 18, 1999.

(8)  Member of the Audit Committee of the Board of Directors.

(9) Elected as a director of the Corporation at the Corporation's Annual Meeting of Shareholders held on May 19, 1999.

(10) Member of the Executive Compensation and Option Committee of the Board of Directors.

(11) Appointed as a director of the Corporation upon the resignation of Jeffrey
     B. Lane as a member of the Board of Directors of the Corporation on May 19, 1999.

(12) Includes 290,561 shares of Common Stock that may be issued upon the redemption of all of John J. Cali's limited partnership interests in the Operating Partnership and 189,889 shares of Common Stock that may be issued upon the redemption of all of the limited partnership interests in the Operating Partnership held by members of John J. Cali's immediate family and trusts of which he is a trustee. Also includes vested options to purchase 35,741 shares of Common Stock.

(13) Includes 121,424 shares of Common Stock that may be issued upon the redemption of all of Mitchell E. Hersh's limited partnership interests in the Operating Partnership. Also includes vested warrants to purchase 203,985 shares of Common Stock.

(14) Includes vested warrants to purchase 170,000 shares of Common Stock and vested options to purchase 69,177 shares of Common Stock. Also includes 102,280 shares of Common Stock that may be issued upon the redemption of all of Timothy Jones' limited partnership interests in the Operating Partnership.

(15) Includes 149,501 shares of Common Stock that may be issued upon the redemption of all of Brant Cali's limited partnership interests in the Operating Partnership. Also includes vested options to purchase 388,177 shares of Common Stock.


(16) Includes 164,225 shares of Common Stock that may be issued upon the redemption of all of John R. Cali's limited partnership interests in the Operating Partnership. Also includes vested options to purchase 304,077 shares of Common Stock.

(17) Includes vested options to purchase 58,282 shares of Common Stock.

(18) Includes vested options to purchase 58,282 shares of Common Stock.

(19) Includes 521,532 limited partnership interests in the Operating Partnership and vested options to purchase 10,000 shares of Common Stock.

(20) Includes vested options to purchase 17,000 shares of Common Stock.

(21) Includes 10,000 shares of Common Stock held by trusts of which Mr. Gruss is a trustee, of which Mr. Gruss disclaims beneficial ownership. Also includes vested options to purchase 10,000 shares of Common Stock.

(22) Includes 2,492,328 shares of Common Stock that may be issued upon the redemption of all of Earle I. Mack's limited partnership interests in the Operating Partnership (410,195 of which result from the exercise of Unit Warrants), and 179,589 shares of Common Stock that may be issued upon the redemption of all of the limited partnership interests in the Operating Partnership held by members of Earle I. Mack's immediate family and trusts of which he is a trustee. Also includes vested options to purchase 10,000 shares of Common Stock.

(23) Includes 2,879,305 shares of Common Stock that may be issued upon the redemption of all of William L. Mack's limited partnership interests in the Operating Partnership (465,886 of which result from the exercise of Unit Warrants), 179,560 shares of Common Stock that may be issued upon the redemption of all of the limited partnership interests in the Operating Partnership held by members of William L. Mack's immediate family and trusts of which he is a trustee, and vested options to purchase 10,000 shares of Common Stock. Also includes 983,699 shares of Common Stock that may be issued upon the redemption of all of the limited partnership interests in the Operating Partnership (149,930 of which result from the exercise of Unit Warrants) held by trusts of which Mr. Mack or his wife is a trustee, of which Mr. Mack disclaims beneficial ownership. Also includes 413,137 shares of Common Stock that may be issued upon the redemption of all of the limited partnership interests in the Operating Partnership (63,334 of which results from the exercise of Unit Warrants) held by a partnership to which Mr. Mack possesses sole or shared dispositive or voting power.

(24) Includes 250 shares of Common Stock owned by Mr. Philibosian's family of which Mr. Philibosian disclaims beneficial ownership. Also includes vested options to purchase 15,000 shares of Common Stock.

(25) Includes vested options to purchase 10,000 shares of Common Stock.

(26) Includes vested options to purchase 10,000 shares of Common Stock.

(27) Includes 5,845,075 shares of Common Stock that may be issued upon the redemption of all of the executive officers' and directors' limited partnership interests in the Operating Partnership. Includes 1,732,610 shares of the Common Stock that may be issued upon the redemption of all of the limited partnership interests in the Operating Partnership held by members of the directors' and executive officers' immediate families, trusts of which they are trustees or entities over which they possess sole or shared dispositive or voting power. Also includes vested options to purchase 1,005,736 shares of Common Stock, vested warrants to purchase 373,985 shares of Common Stock and vested Unit Warrants to purchase 1,089,345 shares of Common Stock.

     The Corporation's charter divides the Corporation 's Board of Directors into three classes, with the members of each such class serving staggered three-year terms. The Board of Directors presently consists of thirteen members as follows: Class I directors, Brendan T. Byrne, Martin D. Gruss, Vincent Tese and Roy J. Zuckerberg, whose terms expire in 2001; Class II directors, Nathan Gantcher, Earle I. Mack, William L. Mack and Alan G. Philibosian, whose terms expire in 2002; and Class III directors, Martin Berger, Brant Cali, John J. Cali, Mitchell E. Hersh and Irvin D. Reid, whose terms expire in 2000.

     Biographical information concerning the directors and executive officers is set forth below.

     JOHN J. CALI was appointed as Chairman of the Board of Directors in 1994, as a member of the Executive Committee of the Board of Directors of the Corporation in 1997, and as a member of the Strategic Planning Committee of the Board of Directors of the Corporation in 2000. In addition, Mr. Cali was a principal of Cali Associates and a member of its Executive and Long Range Planning Committees from 1949 to 1994. Mr. Cali co-founded Cali Associates in 1949 and since such date has been responsible for its and the Corporation's overall development strategies and policies. Mr. Cali graduated from Indiana University.

     WILLIAM L. MACK has served as a member of the Board of Directors of the Corporation since 1997. Mr. Mack serves as Chairman of the Corporation's Executive Committee. Prior to joining the Corporation, Mr. Mack served as Managing Partner of the Mack organization, where he pioneered the development of large, Class A office properties and helped to increase the Mack organization's portfolio to approximately 20 million square feet. In addition, Mr. Mack is a managing partner of Apollo Real Estate Advisors, L.P. whose investment funds have invested in greater than $10 billion of various diversified real estate ventures. Mr. Mack also currently serves as a member of the board of directors of Koger Equity, Inc., The Bear Stearns Companies, Inc., Metropolis Realty Trust, Inc., Wyndham International, Inc. and Vail Resorts, Inc. Mr. Mack is a trustee of the North Shore-Long Island Jewish Health System and the University of Pennsylvania, a member of the Board of Overseers of The Wharton School and serves on the Executive Committee for the Real Estate Center of The Wharton School. Mr. Mack attended the Wharton School of Business and Finance at the University of Pennsylvania and has a B.S. degree in business administration, finance and real estate from New York University.

     MARTIN S. BERGER has served as a Director of the Corporation since 1998 and was appointed as Chairman of the Strategic Planning Committee of the Board of Directors of the Corporation in 2000. Prior to joining the Corporation, Mr. Berger served as Co-Chairman and General Partner of The Robert Martin Company since its founding in 1957. Mr. Berger is Chairman of the Board and Chief Executive Officer of City & Suburban Federal Savings Bank, President of the Construction Industry Foundation, and a Board Member of The White Plains Hospital Medical Center. Mr. Berger holds a B.S. degree in finance from New York University.

     BRENDAN T. BYRNE has served as a member of the Board of Directors of the Corporation since 1994 and as a member of the Audit Committee of the Board of Directors since 1999. Mr. Byrne served two consecutive terms as Governor of the State of New Jersey prior to 1982 and has been a senior partner with Carella, Byrne, Bain, Gilfillan, Cecchi, Stewart & Olstein, a Roseland, New Jersey law firm, since 1982. Governor Byrne graduated from Princeton University's School of Public Affairs and received his LL.B from Harvard Law School.

     BRANT CALI serves as Chief Operating Officer, Executive Vice-President-Operations, Leasing and Marketing, Assistant Secretary, and was appointed as a Director of the Corporation in April 1999. Mr. Cali is responsible for directing the property management, leasing and marketing departments of the Corporation, as well as general administrative oversight at its headquarters in Cranford, N.J. In addition, as part of Mack-Cali's senior management team, he is responsible for the Corporation's overall strategic direction. Mr. Cali also served as principal with Cali Associates and a member of its Executive and Long Range Planning committees from 1981 to 1994. His responsibilities at Cali Associates included directing the approvals and construction of several development projects in addition to overseeing operations and property management. Mr. Cali holds a Ph.D. in plant pathology from North Carolina State University and has been active on committees analyzing New Jersey environmental issues. In addition, Mr. Cali is an active member of several real estate, business and charitable organizations, including the Regional Plan Association (RPA), the National Association of Corporate Real Estate Executives (NACORE), the National Association of Industrial and Office Properties (NAIOP), the Union County Alliance (UCA), and the Boys and Girls Club of Hudson County.

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

     NATHAN GANTCHER has served as a member of the Board of Directors of the Corporation since 1999 and as a member of the Audit Committee of the Board of Directors of the Corporation since 1999. Mr. Gantcher serves as Vice Chairman of CIBC Oppenheimer Corp. Prior to becoming Vice Chairman of CIBC Oppenheimer Corp., Mr. Gantcher served as co-Chief Executive Officer of Oppenheimer & Co., Inc. Mr. Gantcher currently serves as Chairman of the Board of Trustees of Tufts University, a Director of Datron, Inc. and as a member of the Council of Foreign Relations. Mr. Gantcher received his A.B. in Economics and Biology from Tufts University and his M.B.A. from the Columbia University Graduate School of Business.

     MARTIN D. GRUSS has served as a member of the Board of Directors of the Corporation since 1997 and as a member of the Executive Compensation and Option Committee of the Board of Directors since 1999. Mr. Gruss is the Senior Partner of Gruss & Co., a private investment firm. From 1989-1993 Mr. Gruss served as a Director of Acme Metals Incorporated. Mr. Gruss currently serves as a member of the Board of Overseers of the Wharton School and as a Trustee of the Lawrenceville School. Mr. Gruss has a B.S. degree in Economics from the Wharton School of the University of Pennsylvania and a J.D. degree from New York University School of Law.

     MITCHELL E. HERSH serves as Chief Executive Officer and as a Director of the Corporation. Mr. Hersh was appointed as a member of the Board of Directors of the Corporation and as a member of the Executive Committee of the Board of Directors of the Corporation in 1997, and as a member of the Strategic Planning Committee of the Board of Directors of the Corporation in 2000. Mr. Hersh is responsible for the strategic direction and long-term planning for the Corporation. He is also responsible for creating and implementing the Corporation's capital markets strategy and overall investment strategy. Previously, Mr. Hersh held the position of President and Chief Operating Officer of the Corporation. Prior to joining the Corporation in December 1997, Mr. Hersh served as a Partner of the Mack organization since 1982 and as Chief Operating Officer of the Mack organization since 1990, where he was responsible for overseeing the development, operations, leasing and acquisitions of the Mack organization's office and industrial portfolio. Mr. Hersh has a B.A. degree in Architecture from Ohio University.

     TIMOTHY M. JONES serves as President of the Corporation. He is responsible for overseeing the portfolio management, development and operations areas of the Corporation. Previously he served as Executive Vice President and Chief Investment Officer. Prior to joining the Corporation, Mr. Jones served as Executive Vice President and Chief Operating Officer of The Robert Martin Company, where he was responsible for the daily corporate operations and management of the firm's six-million square foot portfolio in New York and Connecticut.

Prior to joining the Robert Martin Company, Mr. Jones served as a Vice President in Chemical Bank's Real Estate Division, as President of Clifton Companies in Stamford, Connecticut and President of Federated National Company in State College, Pennsylvania. Mr. Jones has a B.A. degree in economics from Yale University and a Masters degree in business from Columbia University.

     BARRY LEFKOWITZ serves as Executive Vice President and Chief Financial Officer of the Corporation. Mr. Lefkowitz oversees the firm's strategic financial planning and forecasting, financial accounting and reporting, capital markets activities and investor relations. Before joining the Corporation, Mr. Lefkowitz served as Senior Manager of Deloitte & Touche LLP, specializing in real estate, with emphasis on mergers and acquisitions. In addition to serving as Co-Chairman of the National Association of Real Estate Investment Trust (NAREIT) Accounting Committee, he is a member of the American Institute of Certified Public Accountants (AICPA) and the New York State Society of Certified Public Accountants (NYSSCPA). Mr. Lefkowitz holds a B.S. degree in accounting from Brooklyn College.

     EARLE I. MACK, has served as a member of the Board of Directors of the Corporation since 1997 and serves as a member of the Strategic Planning Committee of the Board of Directors of the Corporation since 2000. Prior to joining the Corporation, Mr. Mack served as Senior Partner, Chief Financial Officer and a director of the Mack organization since 1964 where he pioneered the development of large, Class A office properties and helped to increase the Mack organization's portfolio to approximately 20 million square feet. Mr. Mack has a B.S. degree in Business Administration from Drexel University and also attended Fordham Law School.

     ALAN G. PHILIBOSIAN has served as a member of the Board of Directors of the Corporation since 1997 and as a member of the Executive Compensation and Option Committee of the Board of Directors of the Corporation since 1997. Mr. Philibosian is an attorney practicing in Englewood, New Jersey. Mr. Philibosian is currently a Commissioner on The Port Authority of New York and New Jersey, and also serves on the Board of Directors of NorCrown Bank, the Armenian Missionary Association of America, Paramus, New Jersey and John Harms Center for the Arts, Englewood, New Jersey. Mr. Philibosian graduated from Rutgers College, and received his J.D. degree from Boston College Law School and his LL.M. degree in taxation from New York University.

     IRVIN D. REID has served as a Director of the Corporation since 1994 and was elected as Chairman of the Audit Committee of the Board of Directors of the Corporation in 1998. Dr. Reid also serves as President of Wayne State University in Michigan. Prior to becoming the President of Wayne State University, Dr. Reid served as President of Montclair State University (formerly Montclair State College) in New Jersey from 1989 to 1997, and held positions of Dean, School of Business Administration, and John Stagmaier Professor of Economics and Business Administration at the University of Tennessee at Chattanooga. Dr. Reid is also a member of the board of directors of Fleet Bank, N.A. Dr. Reid received his B.S. degree and M.S. degree in general and experimental psychology from Howard University. He earned his M.A. and Ph.D. degrees in business and applied economics from The Wharton School of the University of Pennsylvania.

     VINCENT TESE has served as a member of the Board of Directors of the Corporation since 1997 and as chairman of the Executive Compensation and Option Committee of the Board of Directors of the Corporation since 1998. Prior to joining the Corporation, Mr. Tese served as New York State Superintendent of Banks from 1983-1985, Chairman and Chief Executive Officer of the Urban Development Corporation from 1985-1994, Director of Economic Development for New York State from 1987-1994 and Commissioner and Vice Chairman of the Port Authority of New York and New Jersey from 1991-1995. Mr. Tese also served as a partner in the law firm of Tese & Tese, a partner in the Sinclair Group, a commodities trading and investment management company, and a co-founder of Cross Country Cable TV. Mr. Tese currently serves as Chairman of Wireless Cable International Inc. and as a member of the Board of Directors of The Bear Stearns Companies, Inc., Allied Waste Industries, Inc., Bowne & Company, Inc., Cablevision, Inc., Key Span Energy, and as a Trustee of New York University School of Law and New York Presbyterian Hospital. Mr. Tese has a B.A. degree in accounting from Pace University, a J.D. degree from Brooklyn Law School and an LL.M. degree in taxation from New York University School of Law.

     ROGER W. THOMAS serves as Executive Vice President, General Counsel and Secretary of the Corporation. Mr. Thomas' responsibilities include structuring and implementing the Corporation's acquisitions and mergers, corporate governance, supervising outside legal counsel, insuring legal compliance and the preparation of required disclosure documents. Mr. Thomas also assists the Corporation in investment strategies, financial activities and acquisitions. Prior to joining the Corporation, Mr. Thomas was a partner at the law firm of Dreyer & Traub in New York, specializing in real estate and commercial transactions. Mr. Thomas holds a BSBA in Finance and a J.D. degree from the University of Denver.

     ROY J. ZUCKERBERG has served as a member of the Board of Directors of the Corporation since 1999. Mr. Zuckerberg is currently an Advisory Director of the Goldman Sachs Group, Inc. Mr. Zuckerberg served as Vice Chairman of Goldman, Sachs & Co., a member of its Executive Committee, and head of its Equities Division. Mr. Zuckerberg joined Goldman, Sachs & Co. in 1967 in Securities Sales and in 1972 assumed responsibility for developing the private client business. Mr. Zuckerberg was made a partner of Goldman, Sachs & Co. in 1977 and served as co-head and then head of its Securities Sales division. Mr. Zuckerberg remains Chairman of the Executive Committee of the Goldman Sachs Bank in Zurich. Mr. Zuckerberg served as Chairman of the Securities Industry Association and was a member of the Senior Advisors Group to the President's Council on Year 2000 Conversion. Mr. Zuckerberg is Chairman-elect and a member of the Executive Committee of North Shore-Long Island Jewish Health System, Inc. and a trustee of the American Red Cross in Greater New York and a

Director of the Brookdale Foundation. He has had a long involvement with the UJA-Federation and served as Chairman of the Wall Street Division. He also serves as Chair of the Investment Committee of the University of Massachusetts Foundation. Mr. Zuckerberg received a B.S. from Lowell Technological Institute in 1958 and served in the United States Army.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Exchange Act requires the Corporation's officers, directors and persons who beneficially own more than 10% of the Corporation's Common Stock to file initial reports of ownership and reports of changes of ownership (Forms 3, 4 and 5) of the Common Stock with the SEC and the New York Stock Exchange. Officers, directors and greater than 10% holders are required by SEC regulations to furnish the Corporation with copies of such forms that they file.

     To the Corporation's knowledge, based solely on the Corporation's review of the copies of such reports received by the Corporation, the Corporation believes that for the fiscal year 1999, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.


2.   ITEM 11 IS HEREBY AMENDED AND RESTATED AS FOLLOWS:

EXECUTIVE COMPENSATION

     The Operating Partnership does not have any executive officers. The following table sets forth certain information concerning the compensation of the chief executive officer and the four most highly compensated executive officers of the Corporation other than the chief executive officer (collectively, the "Named Executive Officers") for each of the Corporation's last three fiscal years. The Corporation is the sole general partner of the Operating Partnership.

                           SUMMARY COMPENSATION TABLE


                                                                                  ANNUAL COMPENSATION(1)
                                                                      -----------------------------------------------
                                                                                                      OTHER ANNUAL
NAME AND PRINCIPAL POSITION                              YEAR         SALARY($)       BONUS($)     COMPENSATION($)(2)
---------------------------                              ----         ---------       --------     ------------------
Mitchell E. Hersh......................................  1999         1,050,000        440,000                 0
Chief Executive Officer                                  1998         1,090,385        440,000             2,179
                                                         1997            28,269              0                 0

Timothy M. Jones.......................................  1999           421,462        275,000                 0
President                                                1998           337,500        170,000             2,179
                                                         1997           202,885      1,575,000                 0

Barry Lefkowitz........................................  1999           360,385        225,000                 0
Executive Vice President and Chief Financial Officer     1998           311,538        205,000             2,179
                                                         1997           155,769      1,125,222                 0

Brant Cali.............................................  1999           335,154        185,000                 0
Chief Operating Officer, Executive Vice                  1998           337,500        170,000             2,179
  President-Operations, Leasing and                      1997           228,846        175,000                 0
  Marketing and Assistant Secretary

John R. Cali...........................................  1999           325,000        185,000                 0
Executive Vice President-Development                     1998           337,500        170,000             2,179
                                                         1997           228,846        175,000                 0

Thomas A. Rizk (3).....................................  1999           302,885              0                 0
                                                         1998         1,090,385        440,000             2,179
                                                         1997           473,077      1,950,000                 0

                                             (TABLE CONTINUED ON FOLLOWING PAGE)

----------
(1) The annual compensation portion of this table includes the dollar value of regular annual payments of base salary, bonus & any other annual compensation earned by each Named Executive Officer during the stated fiscal year. Certain base salaries appear slightly higher than the contractual amounts due to when pay periods accrued during fiscal year 1999.

(2) The $2,179 in 1998 represents the value of 10 shares of preferred stock of Mack-Cali Property Trust issued in January 1998 and $1,179 in tax gross-up payments relating thereto.

(3) Thomas A. Rizk resigned from his position as Chief Executive Officer of the Corporation, effective as of April 18, 1999.


                                                      LONG-TERM COMPENSATION
                                       --------------------------------------------------
                                                       AWARDS                     PAYOUTS
                                       --------------------------------------     -------
                                         RESTRICTED           SECURITIES           LTIP
                                            STOCK             UNDERLYING          PAYOUTS           ALL OTHER
NAME AND PRINCIPAL POSITION   YEAR     AWARD(S)($)(4)     OPTIONS/WARRANTS(#)     ($)(8)          COMPENSATION($)
---------------------------   ----     --------------     -------------------     -------         ---------------
Mitchell E. Hersh...........  1999                0                  0                 0                   0
Chief Executive Officer       1998                0                  0                 0                   0
                              1997                0            339,976(5)              0                   0

Timothy M. Jones............  1999                0                  0                 0                   0
President                     1998                0             15,000(6)              0                   0
                              1997                0            290,295(7)              0                   0

Barry Lefkowitz.............  1999                0                  0                 0                   0
Executive Vice President      1998                0                  0                 0                   0
and Chief Financial Officer   1997          505,596             97,137(5)        739,542                   0

Brant Cali..................  1999                0                  0                 0                   0
Chief Operating Officer,      1998                0                  0                 0                   0
Executive Vice                1997        3,033,303            105,295(5)              0           5,681,635(9)
President-Operations,
Leasing and Marketing and
Assistant Secretary

John R. Cali................  1999                0                  0                 0                   0
Executive Vice                1998                0                  0                 0                   0
President-Development         1997        3,033,303            105,295(5)              0           5,681,635(9)

Thomas A. Rizk(3)...........  1999                0                  0                 0          14,490,000(10)
                              1998                0                  0                 0                   0
                              1997        3,033,303            339,976(5)      4,437,247           9,103,269(9)

----------
(4) On August 31, 1994, in connection with the consummation of the Corporation's initial public offering, the Corporation entered into employment agreements with each of Thomas A. Rizk, John R. Cali and Brant Cali. On January 21, 1997, the Corporation entered into amended and restated employment agreements with each of Messrs. Rizk, John R. Cali and Brant Cali, and an employment agreement with Barry Lefkowitz. Pursuant to each such employment agreement, Messrs. Rizk, John R. Cali, Brant Cali and Lefkowitz were issued 55,555, 55,555, 55,555 and 9,260 restricted shares of Common Stock, respectively (the "Restricted Stock"). On the date of any vesting of the Restricted Stock, each of Messrs. Rizk, John R. Cali, Brant Cali and Lefkowitz were entitled to receive tax gross-up payments as compensation for the additional income taxes which would be required to be paid. The employment agreements provided that the vesting of the Restricted Stock would be accelerated upon a change in control or, in the case of Mr. Rizk, John R. Cali and Brant Cali, also upon termination of employment by the Corporation other than for cause or upon such individual's termination of his employment for good reason. Upon the closing of the Mack Transaction in December 1997, certain conditions in the employment agreements of each of the aforementioned senior executives were triggered, thereby resulting in, among other things, the acceleration of the vesting of the Restricted Stock, including the payment of the tax gross-up amounts relating thereto. The value of accelerated vesting in Restricted Stock and the tax gross-up payments relating thereto under such employment agreement for each executive upon consummation of the Mack Transaction, based on a $39.00 stock price, which price approximated the market price of the Corporation's Common Stock at the close of business on or about the date of closing of the Mack Transaction, is reflected in the table for 1997. In July 1999, the Corporation entered into amended and restated employment agreements with each of Mitchell E. Hersh, Timothy M. Jones, Barry Lefkowitz, Brant Cali and John R. Cali, pursuant to which, Mr. Hersh, Mr. Jones, Mr. Lefkowitz, Mr. Brant Cali and Mr. John R. Cali were issued 62,500, 37,500, 26,094, 23,437 and 22,031 shares of Restricted Stock, respectively, the vesting of which are contingent upon the satisfaction of certain performance requirements, together with tax gross-up payments relating thereto upon such vesting. Since the vesting of the Restricted Stock granted is performance based commencing January 1, 2000, the Corporation has elected to report such awards as Long-Term Incentive Plan Awards. See "Long-Term Incentive Plans - Awards in Last Fiscal Year." The 1999 amended and restated employment agreements superceded, amended and restated the employment agreements between the Corporation and each of the aforementioned executives entered into in December 1997.

(5) Represents an option to purchase shares of Common Stock at an exercise price of $38.75 per share.

(6) Represents an option to purchase shares of Common Stock at an exercise price of $37.3125.

(7) Represents an option to purchase 15,000 shares of Common Stock at an exercise price of $30.25, an option to purchase 105,295 shares of Common Stock at an exercise price of $38.75 and warrants to purchase 170,000 shares of Common Stock at an exercise price of $33.00.

(8) In connection with their respective January 21, 1997 employment agreements, the Corporation made non-recourse stock acquisition loans (the "Stock Acquisition Loans") to Mr. Rizk and Mr. Lefkowitz in the amounts of $3,000,000 and $500,000, respectively, the proceeds of which were simultaneously used by each of Mr. Rizk and Mr. Lefkowitz to purchase 96,000 and 16,000 shares of Common Stock, respectively, from the Corporation, pursuant to the terms of each loan. The Stock Acquisition Loans (and the interest thereon) were to be forgiven under certain terms and conditions. On the date of such forgiveness of the Stock Acquisition Loans, each of Messrs. Rizk and Lefkowitz were entitled to receive tax gross-up payments as compensation for the additional income taxes which would be required to be paid. Such employment agreements provided that the forgiveness of the Stock Acquisition Loans would be accelerated upon a change in control or, in the case of Mr. Rizk, also upon termination of his employment by the Corporation other than for cause or upon his termination of his employment for good reason. Upon the closing of the Mack Transaction in December 1997, certain conditions in the employment agreements of each of the aforementioned senior executives were triggered, thereby resulting in, among other things, the acceleration of the forgiveness of the Stock Acquisition Loans, including interest thereon and the payment of the tax gross-up amounts relating thereto. The value of the accelerated Stock Acquisition Loan forgiveness and the interest and tax gross-up payments relating thereto determined to be payable for each executive upon consummation of the Mack Transaction is reflected in the table for 1997.

(9) Under each of Messrs. Rizk's, Brant Cali's and John R. Cali's January 1997 employment agreements with the Corporation, each executive was entitled under certain circumstances to resign for good reason and to receive payment under the employment agreements of certain severance payments. Furthermore, upon a resignation for good reason, each such executive could immediately compete directly with the Corporation. In view of the significant changes in the overall authority, duties and responsibilities of these individuals resulting from the Mack Transaction, the Executive Compensation and Option Committee determined and the Board of Directors of the Corporation concurred that consummation of the Mack Transaction would have entitled each of these senior executives to terminate his employment for good reason, receive such payments and thereafter not be subject to the non-competition provisions of his employment agreement. However, the Executive Compensation and Option Committee and the Board of Directors concluded that the continued employment of and lack of competition by these senior executives is essential to the continued success of the Corporation's business and in the best interests of the Corporation and its stockholders. Therefore, the Board of Directors, in its discretion, authorized the Corporation to enter into new employment agreements with these senior executives, effective upon the consummation of the Mack Transaction, pursuant to which, among other things, the senior executives were paid the amounts referenced in the table in cancellation of their January 21, 1997 employment agreements and for the re-affirmation of their agreements not to compete directly with the Corporation. Each of these senior executives on December 11, 1997 entered into a new employment agreement with the Corporation pursuant to which each of the senior executives waived any right he may have had to sever employment and to compete with the Corporation as a result of the Mack Transaction. These agreements were superceded in the case of Messrs. John R. Cali and Brant Cali by new employment agreements dated July 1, 1999. For a description of such existing employment agreements see "Employment Contracts; Termination of Employment."

(10) Includes payments made to Thomas A. Rizk in connection with his resignation as Chief Executive Officer of the Corporation, effective as of April 18, 1999. See "Employment Contracts; Termination of Employment - Thomas A. Rizk Termination Agreement."

OPTION PLANS

                    OPTION/SAR GRANTS IN LAST FISCAL YEAR (1)

                                                                                                              GRANT DATE
                                                                         INDIVIDUAL GRANTS                      VALUE
                                                            -------------------------------------------       ----------
                                                            PERCENT OF
                                                              TOTAL
                                           NUMBER OF         OPTIONS
                                          SECURITIES        GRANTED TO       EXERCISE
                                          UNDERLYING        EMPLOYEES        OR BASE                          GRANT DATE
                                        OPTIONS GRANTED     IN FISCAL         PRICE          EXPIRATION         PRESENT
NAME                                        (#)(2)            1999(%)          ($/SH)            DATE           VALUE($)
----                                    ---------------     ----------       --------        ----------       ----------
Mitchell E. Hersh.....................         0               --              --               --                --
Chief Executive Officer

Timothy M. Jones......................         0               --              --               --                --
President

Barry Lefkowitz.......................         0               --              --               --                --
Executive Vice President and Chief
Financial Officer

Brant Cali............................         0               --              --               --                --
Chief Operating Officer, Executive
Vice President-Operations, Leasing
and Marketing and Assistant Secretary

John R. Cali..........................         0               --              --               --                --
Executive Vice President-Development

Thomas A. Rizk (3)....................         0               --              --               --                --

----------
(1) The Corporation has not, to date, granted any stock appreciation rights under the Employee Stock Option Plan.

(2) The Corporation has established the Director and Employee Stock Option Plans for the purpose of attracting and retaining officers, directors and employees. Options granted under the Director and Employee Stock Option Plans are exercisable for shares of Common Stock.

(3) Thomas A. Rizk resigned from his position as Chief Executive Officer of the Corporation, effective as of April 18, 1999.

                   AGGREGATED OPTION/WARRANT/SAR EXERCISES IN
             LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

                                                       NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                      UNDERLYING UNEXERCISED                IN-THE-MONEY
                                                     OPTIONS/WARRANTS/SARS AT         OPTIONS/WARRANTS/SARS AT
                                                        FISCAL YEAR-END (#)              FISCAL YEAR END ($)
                                                   ---------------------------   ----------------------------------
                          SHARES
                         ACQUIRED
                            ON          VALUE
NAME                    EXERCISE(#)  REALIZED ($)  EXERCISABLE   UNEXERCISABLE   EXERCISABLE ($)   UNEXERCISABLE($)
----                    -----------  ------------  -----------   -------------   ---------------   ----------------
Mitchell E. Hersh.....          0           0        203,985        135,991                0                 0
Timothy M. Jones......          0           0        239,177         51,118                0                 0
Barry Lefkowitz.......          0           0         58,282         38,855                0                 0
Brant Cali............          0           0        388,177         42,118        1,762,500                 0
John R. Cali..........      1,300      13,204        304,077         42,118        1,021,369                 0
Thomas A. Rizk........          0           0              0              0                0                 0


                       LONG-TERM INCENTIVE PLANS - AWARDS
                               IN LAST FISCAL YEAR


                                                        ESTIMATED FUTURE PAYOUTS UNDER NON-STOCK
                                                                     PRICE-BASED PLANS
                         NUMBER OF
                          SHARES,       PERFORMANCE
NAME                     UNITS OR     OR OTHER PERIOD
----                       OTHER      UNTIL MATURATION    THRESHOLD     TARGET        MAXIMUM
                         RIGHTS(#)     OR PAYOUT (1)      ($ OR #)     ($ OR #)       ($ OR #)
                         ---------    ----------------    ---------    --------       --------
Mitchell E. Hersh.....    62,500       January 1, 2006        __          __             __
Timothy M. Jones......    37,500       January 1, 2006        __          __             __
Barry Lefkowitz.......    26,094       January 1, 2006        __          __             __
Brant Cali............    23,437       January 1, 2006        __          __             __
John R. Cali..........    22,031       January 1, 2006        __          __             __
Thomas A. Rizk(2).....         0              __              __          __             __

----------

(1) In July 1999, the Corporation entered into amended and restated employment agreements with each of Mitchell E. Hersh, Timothy M. Jones, Barry Lefkowitz, Brant Cali and John R. Cali, pursuant to which, Mr. Hersh, Mr. Jones, Mr. Lefkowitz, Mr. Brant Cali and Mr. John R. Cali were issued 62,500, 37,500, 26,094, 23,437 and 22,031 shares of Restricted Stock, respectively, the vesting of which are contingent upon the satisfaction of certain performance requirements, together with tax gross-up payments relating thereto upon such vesting. With certain exceptions, the shares of Restricted Stock shall vest on an annual basis commencing January 1, 2000, provided one of the following financial tests is met for the measurement period ending on the last day of the Corporation's fiscal year immediately preceding such vesting date: (A) the Corporation achieves an eight percent (8%) funds from operations per common share increase or (B) shareholders receive a twelve and three quarters percent (12.75%) total return (dividends, assuming reinvestment upon applicable payment date, plus stock appreciation per share of Common Stock). The Corporation has met such financial test for the measurement period ended December 31, 1999.

(2) Thomas A. Rizk resigned from his position as Chief Executive Officer of the Corporation, effective as of April 18, 1999.


COMPENSATION OF DIRECTORS

     DIRECTORS' FEES. Each non-employee director was paid an annual fee of $15,000, plus $1,000 per board meeting attended, $500 per committee meeting attended and $250 per telephonic meeting participation. The Corporation does not pay director fees to employee directors, who in fiscal 1999 consisted of Mitchell E. Hersh, Brant Cali and, prior to his resignation, Thomas A. Rizk. Each director also was reimbursed for expenses incurred in attending director and committee meetings. For fiscal 1999, John J. Cali, Martin S. Berger, Brendan T. Byrne, Nathan Gantcher, Martin
D. Gruss, Earle I. Mack, William L. Mack, Alan G. Philibosian, Irvin D. Reid, Vincent Tese and Roy J. Zuckerberg received directors' fees or fee equivalents (see Directors' Deferred Compensation Plan below) in the amounts of $17,250, $17,250, $17,750, $11,771.98, $21,500, $16,750, $21,000, $19,125, $21,000,
$19,000 and $11,521.98, respectively. In addition, Jeffrey B. Lane and Paul A. Nussbaum, who resigned or declined renomination to serve as a director of the Corporation, as the case may be, on May 19, 1999 and May 19, 1999, respectively, received directors' fees in the amounts of $9,269.23 and $9,769.23, respectively, while serving as a director of the Corporation during fiscal 1999.

     DIRECTORS' DEFERRED COMPENSATION PLAN. Pursuant to the Directors' Deferred Compensation Plan, effective as of January 1, 1999, each non-employee director is entitled to defer all or a specified portion of the annual retainer to be paid to such director. The account of a director who elects to defer such compensation under the Directors' Deferred Compensation Plan is credited with the hypothetical number of stock units, calculated to the nearest thousandths of a unit, determined by dividing the amount of compensation deferred on the deferral date by the closing market price of the Corporation's Common Stock as reported on the Consolidated Tape of New York Stock Exchange listed shares on the deferral date. Any stock dividend declared by the Corporation on its Common Stock results in a proportionate increase in units in the director's account as if such director held shares of Common Stock equal to the number of units in such director's account. Payment of a director's account may only be made in a lump sum in shares of Common Stock equal to the number of units in a director's account after either the director's service on the Board of Directors has terminated or there has been a change in control of the Corporation. As of December 31, 1999, the director accounts of Nathan Gantcher, Martin Gruss, William L. Mack, Alan G. Philibosian, Irvin D. Reid, Vincent Tese and Roy J. Zuckerberg were credited with 362.501, 576.472, 576.472, 288.236, 576.472,
576.472 and 362.501 units, respectively.

     DIRECTORS' STOCK OPTION PLAN. Pursuant to the Director Stock Option Plan, each non-employee director is automatically granted a non-statutory option to purchase 5,000 shares of Common Stock in connection with the director's initial election or appointment to the Board of Directors. These grants under the Director Stock Option Plan are made at an exercise price equal to the "fair market value" (as defined under the Director Stock Option Plan) at the time of the grant of the shares of Common Stock subject to such option. The Executive Compensation and Option Committee may make additional discretionary option grants to eligible directors, consistent with the terms of the Director Stock Option Plan. In 1999, 27,000 discretionary options were granted to members of the Board of Directors. The Board of Directors may amend, suspend or discontinue the Director Stock Option Plan at any time except that any amendments that would materially increase the cost of the Director Stock Option Plan to the Corporation must be approved by the holders of the majority of issued and outstanding shares of Common Stock of the Corporation entitled to vote.

EMPLOYMENT CONTRACTS; TERMINATION OF EMPLOYMENT

     MITCHELL E. HERSH EMPLOYMENT AGREEMENT. On July 1, 1999, following the appointment of Mitchell E. Hersh as Chief Executive Officer of the Corporation on April 18, 1999, the Corporation and Mr. Hersh amended and restated Mr. Hersh's employment agreement with the Corporation (the "Amended and Restated Hersh Agreement"), providing for a constant 4 year term. Mr. Hersh's initial annual base salary is $1,050,000, with annual increases within the discretion of the Executive Compensation and Option Committee. Mr. Hersh also is eligible to receive an annual bonus, restricted share awards and options within the discretion of the Board or the Executive Compensation and Option Committee, as the case may be. Pursuant to the Employee Stock Option Plan, Mr. Hersh was awarded a restricted share award of 62,500 shares of Common Stock, as of July 1, 1999, and with respect to each tax year in which such restricted shares vest and are distributed to him, Mr. Hersh shall be entitled to receive from the Corporation a tax gross-up payment, equal to forty-three percent (43%) of the fair market value of such restricted shares at time of vesting, exclusive of dividends (the "Tax Gross-Up Payments"). Mr. Hersh is required to devote substantially all of his business time to the affairs of the Corporation and, subject to certain excluded activities, is generally restricted, during the term of his employment and in the event his employment is terminated by the Corporation for cause (as defined in the Amended and Restated Hersh Agreement) or by him without good reason (as defined in the Amended and Restated Hersh Agreement), for a period of one year thereafter, from conducting any office-service, flex or office property development, acquisition or management activities within the continental United States. Mr. Hersh is entitled to (i) receive the aggregate of a cash payment of $8,000,000 (the "Fixed Amount"), reimbursement of expenses incurred prior to the date of termination, and the Tax-Gross-Up Payments applicable to any vested restricted shares, (ii) immediate vesting of all options and incentive compensation payments or programs otherwise subject to a vesting schedule, (iii) require the Corporation to repurchase his vested options, (iv) receive continuation of health coverage through the end of his unexpired employment period should his employment be terminated by the Corporation without cause, by him for good reason or on account of his disability (as defined in the Amended and Restated Hersh Agreement) or death. Should Mr. Hersh terminate his employment on or within six months following a change in control (as defined in the Amended and Restated Hersh Agreement), Mr. Hersh's termination shall be treated as a termination for good reason. In addition, upon a change in control, the vesting of all options and other incentive compensation shall be accelerated and Mr. Hersh would be entitled to receive a tax gross-up payment to cover any excise taxes payable due to the change in control.

     TIMOTHY M. JONES EMPLOYMENT AGREEMENT. On July 1, 1999, following the appointment of Timothy M. Jones as President of the Corporation on April 18, 1999, the Corporation and Mr. Jones amended and restated Mr. Jones' employment agreement with the Corporation (the "Amended and Restated Jones Agreement"). The terms and conditions of the Amended and Restated Jones Agreement are generally similar to those of the Amended and Restated Hersh Agreement, except that (i) Mr. Jones' initial base salary is $515,000, with annual increases within the sole discretion of the Chief Executive Officer, (ii) Mr. Jones was awarded a restricted share award of 37,500 shares of Common Stock, and (iii) the Fixed Amount Mr. Jones will receive is $2,700,000.

     BARRY LEFKOWITZ EMPLOYMENT AGREEMENT. On July 1, 1999, the Corporation and Barry Lefkowitz amended and restated Mr. Lefkowitz's employment agreement with the Corporation (the "Amended and Restated Lefkowitz Agreement"). The terms and conditions of the Amended and Restated Lefkowitz Agreement are generally similar to those of the Amended and Restated Jones Agreement, except that (i) Mr. Lefkowitz's initial base salary is $385,000, (ii) Mr. Lefkowitz was awarded a restricted share award of 26,094 shares of Common Stock and (iii) the Fixed Amount Mr. Lefkowitz will receive is $2,500,000.

     BRANT CALI EMPLOYMENT AGREEMENT. On July 1, 1999, following the appointment of Brant Cali as Chief Operating Officer on April 18, 1999, the Corporation and Brant Cali amended and restated Mr. Cali's employment agreement with the Corporation (the "Amended and Restated B. Cali Agreement"). The other terms and conditions of the Amended and Restated B. Cali Agreement are generally similar to those of the Amended and Restated Jones Agreement, except that (i) Mr. Cali's initial annual base salary is $345,000, (ii) Mr. Cali was awarded a restricted share award of 23,437 shares of Common Stock, and (iii) the Fixed Amount Mr. Cali will receive is $2,500,000.

     JOHN R. CALI EMPLOYMENT AGREEMENT. On July 1, 1999, the Corporation and John R. Cali amended and restated Mr. Cali's employment agreement with the Corporation (the "Amended and Restated J.R. Cali Agreement"). The terms and conditions of the Amended and Restated Cali Agreement are generally similar to those of the Amended and Restated Jones Agreement, except that (i) Mr. Cali's initial annual base salary is $325,000, (ii) Mr. Cali was awarded a restricted share award of 22,031 shares of Common Stock, and (iii) the Fixed Amount Mr. Cali will receive is $2,500,000.

     THOMAS A. RIZK TERMINATION OF EMPLOYMENT AGREEMENT. On April 18, 1999, the Corporation and Thomas A. Rizk entered into an agreement (the "Rizk Termination Agreement") to, among other things, terminate Mr. Rizk's employment with the Corporation as Chief Executive Officer and his position as a member of the Board of Directors of the Corporation and a member of the Executive Committee of the Board of Directors. Pursuant to the terms and conditions of the Rizk Termination Agreement, all of Mr. Rizk's options were canceled, and the Corporation agreed to pay Mr. Rizk $18,525,000, reduced by $2,535,000 as required by a settlement agreement entered in the Circuit Court for Baltimore City, of which $14,490,000, less applicable taxes, was paid upon execution of the Rizk Termination Agreement and the remainder of which was placed in a "Rabbi Trust" so that on each of April 20, 2000, 2001 and 2002, the trustee shall make payments from the Rabbi Trust to Mr. Rizk in the amount of $500,000, less applicable taxes. In addition, in accordance with the terms and conditions of the Rizk Termination Agreement, the Corporation converted Mr. Rizk's 141,383 limited partnership units of Mack-Cali Realty, L.P. into 141,383 shares of Common Stock. At the date of the Rizk Termination Agreement, Mr. Rizk held 151,555 vested restricted stock awards. In April 1999, subsequent to the termination of his employment with the Corporation, Mr. Rizk sold all 292,938 shares to an individual purchaser in a privately-negotiated transaction at a price of $29.25 per share.

EXECUTIVE COMPENSATION AND OPTION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

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

     EXECUTIVE COMPENSATION PHILOSOPHY. The Executive Compensation and Option Committee will annually consider the appropriate combination of cash and option-based compensation and weigh the competitiveness of the Corporation's overall compensation arrangements in relation to comparable real estate investment trusts. From time to time the Executive Compensation and Option Committee may retain compensation and other management consultants to assist with, among other things, structuring the Corporation's various compensation programs and determining appropriate levels of salary, bonus and other compensatory awards payable to the Corporation's executive officers and key employees, as well as to guide the Corporation in the development of near-term and long-term individual performance objectives necessary to achieve long-term profitability.

     The Executive Compensation and Option Committee believes that a fundamental goal of the Corporation's executive compensation program should be to provide incentives to create value for the Corporation's stockholders.

     BASE SALARIES. The base compensation levels for the Corporation's executive officers in 1999 were set to compensate the executive officers for the functions they will perform as well as to be consideration for certain non-competition provisions in the agreements, and were based on the employment agreements entered into in December 1997, as amended and restated in July 1999. The Corporation believes that the base salaries generally are appropriate as base compensation to compensate the Corporation's executive officers for the functions they perform and other considerations. Base salaries will be reviewed annually and may be increased by the Executive Compensation and Option Committee or the Chief Executive Officer, as the case may be, in accordance with certain criteria determined primarily on the basis of growth of revenues and funds from operations per share of Common Stock and on the basis of certain other factors, which include (i) individual performance, (ii) the functions performed by the executive officer, and (iii) changes in the compensation peer group in which the Corporation competes for executive talent. The weight given such factors by the Executive Compensation and Option Committee may vary from individual to individual.

     ANNUAL BONUS COMPENSATION. The Corporation's policy of awarding annual cash bonuses is designed to specifically relate executive pay to Corporation and individual performance. As a pay-for-performance program, cash bonuses provide financial rewards for the achievement of substantive Corporation and personal objectives. Actual awards paid are based primarily on actual Corporation performance. During 1999, discretionary incentive and merit cash bonuses in recognition of services performed during fiscal 1999 were awarded as follows:
$440,000 to Mitchell E. Hersh, $275,000 to Timothy M. Jones, $185,000 to Brant Cali, $185,000 to John R. Cali, $225,000 to Barry Lefkowitz and $185,000 to Roger W. Thomas.

     EMPLOYEE STOCK OPTION PLAN. Awards are granted under the Employee Stock Option Plan based on a number of factors, including (i) the executive officer's or key employee's position in the Corporation, (ii) his or her performance and responsibilities, (iii) the extent to which he or she already holds an equity stake in the Corporation, (iv) equity participation levels of comparable executives and key employees at other companies in the compensation peer group and (v) individual contribution to the success of the Corporation's financial performance. However, the Employee Stock Option Plan does not provide any formulated method for weighing these factors, and a decision to grant an award is based primarily upon the Executive Compensation and Option Committee's evaluation of the past as well as the future anticipated performance and responsibilities of the individual in question. During 1999, performance based restricted share awards were granted to Mitchell E. Hersh (62,500), Timothy M. Jones (37,500), Barry Lefkowitz (26,094), Brant Cali (23,437), John R. Cali (22,031) and Roger W. Thomas (22,031), subject to a multi-year vesting schedule. No options or other stock based awards were granted to executive officers of the Corporation.

     The Corporation's Employee Stock Option Plan relates closely to traditional forms of equity oriented compensation in the commercial real estate industry. The purpose of the option and other stock based grants is to aid the Corporation in attracting and retaining quality employees, all advancing the interest of the Corporation's stockholders by offering employees an incentive to maximize their efforts to promote the Corporation's economic performance. In addition, to assist the Corporation in retaining employees and encouraging them to seek long-term appreciation in the value of the Corporation's stock, awards generally are not exercisable immediately upon grant, but instead vest over a period of years. Accordingly, an employee must remain with the Corporation for a period of years to enjoy the full economic benefit of an award.

     401(k) SAVINGS PLAN. The Corporation also maintains a tax-qualified 401(k) savings plan for its eligible employees known as the "Mack-Cali Realty Corporation 401(k) Savings/Retirement Plan" ("401(k) Plan"). Employees who have attained age 21 and completed one-half year of service with the Corporation are eligible to participate and may elect to defer up to 15% of their base pay on a pre-tax basis to the 401(k) Plan. The Corporation may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year. Participants are always 100% vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Corporation at a rate of 20% per year becoming 100% vested after a total of six years of service with the Corporation. The assets of the 401(k) Plan are held in trust and a separate account is established for each participant. A participant may receive a distribution of his vested account balance in the 401(k) Plan in a single sum or installment payment or in the form of an annuity upon his termination of service with the Corporation.

     CHIEF EXECUTIVE OFFICER COMPENSATION. Mitchell E. Hersh, the Chief Executive Officer of the Corporation, received a base salary during 1999 of $1,050,000 pursuant to the employment agreement entered into in December 1997, as amended and restated in July 1999. Mr. Hersh also was paid a cash bonus of $440,000 in recognition of services performed during fiscal 1999. Mr. Hersh received no fees for his service as a Director of the Corporation during fiscal 1999. During 1999, Mr. Hersh was granted 62,500 performance based restricted share awards, subject to a multi-year vesting schedule. The Executive Compensation and Option Committee recognizes Mr. Hersh's contributions to the Corporation's operations and attempts to ensure that the Chief Executive Officer's compensation is commensurate with the compensation of chief executive officers of comparable corporations. The Board of Directors deemed such bonus and Mr. Hersh's total compensation appropriate in light of Mr. Hersh's substantial contribution to the Corporation's growth and success in 1999.

                       EXECUTIVE COMPENSATION AND OPTION
                       COMMITTEE OF THE BOARD OF DIRECTORS

                               VINCENT TESE
                               MARTIN D. GRUSS
                               ALAN G. PHILIBOSIAN

PERFORMANCE GRAPH

     The following graph compares total stockholder returns from Decmeber 31, 1994 through December 31, 1999 to the Standard & Poor's 500 Stock Index ("S&P 500") and to the National Association of Real Estate Investment Trusts, Inc.'s Equity REIT (excluding Health Care REITs) Total Return Index ("NAREIT"). The graph assumes that the value of the investment in the Corporation's Common Stock and in the S&P 500 and NAREIT indices was $100 at December 31, 1994 and that all dividends were reinvested. The Common Stock's price on December 31, 1994 (on which the graph is based) was $16.00.

     The stockholder return shown on the following graph is not necessarily indicative of future performance. The Corporation does not believe that the graph is particularly meaningful in that it covers a short period of time.


                      COMPARISON OF CUMULATIVE TOTAL RETURN
                       AMONG MACK-CALI REALTY CORPORATION,
               THE S&P 500 INDEX AND THE NAREIT EQUITY REIT INDEX

           EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

                  MACK-CALI REALTY CORPORATION       S&P              NAREIT

12/31/94                   100.00                    100.00           100.00
12/31/95                   149.73                    137.43           115.27
12/31/96                   227.49                    168.98           155.92
12/37/97                   319.15                    225.37           187.51
12/31/98                   254.90                    289.78           154.69
12/31/99                   232.66                    350.71           147.55


3.   ITEM 12 IS HEREBY AMENDED AND RESTATED AS FOLLOWS:

VOTING SECURITIES AND PRINCIPAL HOLDERS

         As of April 15, 2000, the Corporation owned an 80.16% general partnership interest in the Operating Partnership, assuming conversion of all preferred limited partnership units of the Operating Partnership into Units. Without giving effect to the preferred limited partnership units, the Corporation would own an 87.89% general partnership interest in the Operating Partnership as of such date.

         The following table sets forth information as of April 15, 2000 with respect to each person or group who is known by the Corporation, in reliance on Schedules 13D and 13G filed with the Securities and Exchange Commission (the "SEC"), to own beneficially more than 5% of the Corporation's outstanding shares of Common Stock. Except as otherwise noted below, all shares of Common Stock are owned beneficially by the individual or group listed with sole voting and/or investment power.

                                                                        AMOUNT AND NATURE
                                                                           OF BENEFICIAL       PERCENT OF SHARES
                   NAME OF BENEFICIAL OWNER                                  OWNERSHIP         OUTSTANDING (%)(1)
                   ------------------------                             ------------------     ------------------
The Mack Group (2)....................................................      11,413,713               16.34
Cohen & Steers Capital Management, Inc.(3)............................       7,615,700               13.32
LaSalle Investment Management, Inc. and LaSalle Investment
Management (Securities), L.P. (4).....................................       2,951,934                5.10

----------
(1) The total number of shares outstanding used in calculating this percentage does not include 14,524,629 shares reserved for issuance upon redemption or conversion of outstanding units of limited partnership interest ("Units") in Mack-Cali Realty, L.P., a Delaware limited partnership (the "Operating Partnership") through which the Corporation conducts its real estate activities, 2,000,000 shares reserved for issuance upon exercise of outstanding warrants to purchase Units ("Unit Warrants") or 5,504,231 shares reserved for issuance upon the exercise of stock options or warrants granted or reserved for possible grant to certain employees and directors of the Corporation, except in all cases where such Units, warrants or options are owned by the reporting person or group. Of the 14,524,629 shares reserved for issuance upon redemption of outstanding Units, 7,577,685 shares, or 9.4% of the total number of shares outstanding or reserved for issuance, are reserved for issuance upon redemption or conversion of outstanding Units that are owned by executive officers, directors, their immediate family members and related trusts. Of the 2,000,000 shares reserved for issuance upon the exercise of Unit Warrants, 1,089,345 shares, or 1.3% of the total number of shares outstanding or reserved for issuance, are reserved for issuance upon the exercise of Unit Warrants that are owned by executive officers, directors, their immediate family members and related trusts. Of the 5,504,231 shares reserved for issuance upon the exercise of stock options or warrants, 1,379,721 shares, or 1.7% of the total number of shares outstanding or reserved for issuance, are reserved for the exercise of vested stock options or warrants held by executive officers and directors. This information is as of April 15, 2000.

(2) Address: 11 Commerce Drive, Cranford, New Jersey 07016. The Mack Group (not a legal entity) is composed of certain directors and executive officers of the Corporation and their immediate families and related trusts and other persons. Share information is furnished in reliance on the Schedule 13G dated February 14, 2000 of The Mack Group filed with the SEC, which represents holdings as of December 31, 1999. This number represents shares for which The Mack Group has shared dispositive and voting power, and includes 9,445,860 common and preferred (calculated on an as-converted basis) limited partnership Units redeemable for shares of Common Stock, 1,681,368 vested Unit Warrants redeemable for shares of Common Stock and 223,985 vested stock options and warrants to purchase shares of Common Stock.

(3) Address: 757 Third Avenue, New York, New York 10017. Based upon information provided to the Corporation by Cohen & Steers Capital Management, Inc. ("Cohen & Steers"), the Corporation believes that such shares are held for investment advisory clients and that Cohen & Steers disclaims beneficial ownership of those shares. Share information is furnished in reliance on the Schedule 13G dated February 8, 2000 of Cohen & Steers filed with the SEC, which represents holdings as of December 31, 1999. This number represents shares for which Cohen & Steers has sole dispositive power, and includes 6,449,000 shares for which Cohen & Steers has sole voting power.

(4) Address: 200 East Randolph Drive, Chicago, IL 60601. LaSalle Investment Management, Inc. ("LaSalle") and LaSalle Investment Management (Securities), L.P. ("LISM"), as members of a group, filed with the SEC, which represents holdings as of December 31, 1999. LISM is a Maryland limited partnership, the limited partner of which is LaSalle and the general partner of which is LaSalle Investment Management (Securities), Inc., a Maryland corporation, the sole stockholder of which is LaSalle. Each of LaSalle and LISM are investment advisers registered under Section 203 of the Investment Advisers Act of 1940 and have different advisory clients. LaSalle beneficially owns 734,300 shares, 314,300 shares for which it has sole voting and dispositive power, and 420,000 shares for which it has shared dispositive power. LISM beneficially owns 2,217,634 shares, 238,134 shares for which it has sole voting power, 193,134 shares for which it has sole dispositive power, 1,852,605 shares for which it has shared voting power and 2,024,500 shares for which it has shared dispositive power. Share information is furnished in reliance on the Schedule 13G dated February 9, 2000 of LaSalle and LISM filed with the SEC.


4.   ITEM 13 IS HEREBY AMENDED AND RESTATED AS FOLLOWS:

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain directors and executive officers of the Corporation (or members of their immediate families or related trusts) and persons who hold more than 5% of the outstanding shares of Common Stock (or Units in the Operating Partnership) had direct or indirect interests in certain transactions of the Corporation or the Operating Partnership in the last fiscal year as follows:

     In connection with the completion of the Mack Transaction, 2,006,432 contingent common Units, 11,895 Series A contingent preferred Units and 7,799 Series B contingent preferred Units were issued as contingent non-participating Units. Such contingent Units have no voting, distribution or other rights until such time as they are redeemed into common Units, Series A preferred Units and Series B preferred Units, respectively. Redemption of such contingent Units shall occur upon the achievement of certain performance goals relating to certain of the properties acquired by the Corporation in connection with the Mack Transaction (collectively, the "Mack Properties"), specifically the achievement of certain leasing activity. When contingent Units are redeemed for common and preferred Units, an adjustment to the purchase price of certain of the Mack Properties is recorded, based on the value of the Units issued. Since certain of the performance goals were achieved during 1999, the Corporation redeemed 275,046 contingent common Units and issued an equivalent number of common Units. There were no contingent preferred Units or contingent common Units outstanding as of December 31, 1999. In addition, in connection with the Mack Transaction, the Corporation contractually agreed for a specified period of time not to sell or otherwise transfer the properties acquired thereby in a manner that would adversely affect the tax deferral of certain principals of the Mack organization, subject to certain exceptions set forth in the relevant acquisition agreements.

     o In March 1999, the Corporation acquired two office buildings from Pacifica Holding Company ("Pacifica") as part of the third phase of the portfolio acquisition of Pacifica (the "Pacifica III Acquisition"), the first two phases of which (the "Pacifica I Acquisition" and the "Pacifica II Acquisition," respectively) occurred in 1998. The Pacifica III Acquisition is comprised of an aggregate of approximately 94,737 square feet and was acquired for a total cost of approximately $5.7 million. Such funds were made available from drawing on one of the Corporation's credit facilities. William L. Mack, a director and equity holder of the Corporation, was an indirect owner of an interest in certain of the buildings contained in the Pacifica portfolio, through his position as a managing partner of Apollo Real Estate Investment Fund II, L.P. ("Apollo"), one of the sellers in the Pacifica transaction. 478,783 common Units were issued and approximately $13,126,798 in cash was paid in the aggregate to Apollo in the Pacifica I, II and III Acquisitions, approximately $5,094,957 of which cash was paid upon the achievement of certain performance goals relating to certain of the properties acquired from Pacifica, specifically the achievement of certain leasing activity. The 478,783 common Units issued to Apollo were redeemed by Apollo and converted into 478,783 shares of the Corporation's Common Stock on June 8, 1999.

     o On May 4, 1999, the Corporation acquired from an entity whose principals include Timothy M. Jones, Martin S. Berger and Robert F. Weinberg, each of whom are affiliated with the Corporation as the President of the Corporation, a current member of the Board of Directors and a former member of the Board of Directors of the Corporation, respectively, approximately 2.5 acres of vacant land in the Stamford Executive Park, located in Stamford, Fairfield County, Connecticut. The Corporation acquired the land for approximately $2,181,000. $1,681,000 of the purchase price was funded from the Corporation's cash reserves with an additional $500,000 due three years from the closing date contingent upon certain conditions contained in the acquisition contract and subject to interest over the term.

     o On August 31, 1999, the Corporation acquired from an entity whose principals include Brant Cali, Executive Vice President and Chief Operating Officer of the Corporation and a member of the Board of Directors of the Corporation and certain members of the immediate family of John J. Cali, Chairman of the Board of Directors of the Corporation, approximately 28.1 acres of developable land adjacent to two of the Corporation's operating properties located in Roseland, Essex County, New Jersey for approximately $6,097,000. The acquisition was funded with cash and the issuance of 121,624 common Units to the seller.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MACK-CALI REALTY, L.P
                                  ---------------------
                                  (Registrant)
                                  By:  Mack-Cali Realty Corporation, its
                                  General Partner

Date:  April 28, 2000             /s/ Barry Lefkowitz
                                  ------------------------------------
                                   Barry Lefkowitz
                                   Executive Vice President
                                   and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date:  April 28, 2000              /s/ John J. Cali
                                   -----------------------------------
                                   John J. Cali
                                   Chairman of the Board


Date:  April   , 2000
                                   -----------------------------------
                                   William L. Mack
                                   Director


Date:  April   , 2000
                                   -----------------------------------
                                   Martin S. Berger
                                   Director


Date:  April   , 2000
                                   -----------------------------------
                                   Brendan T. Byrne
                                   Director


Date:  April 28, 2000              /s/ Brant Cali
                                   -----------------------------------
                                   Brant Cali,
                                   Chief Operating Officer, Executive
                                   Vice President-Operations, Leasing,
                                   Marketing, Assistant Secretary and
                                   Director


Date:  April 28, 2000              /s/ John R. Cali
                                   -----------------------------------
                                   John R. Cali,
                                   Executive Vice President-Development


Date:  April 28, 2000              /s/ Nathan Gantcher
                                   -----------------------------------
                                   Nathan Gantcher
                                   Director

Date:  April 28, 2000              /s/ Martin D. Gruss
                                   -----------------------------------
                                   Martin D. Gruss
                                   Director

Date:  April 28, 2000              /s/ Mitchell E. Hersh
                                   -----------------------------------
                                   Mitchell E. Hersh
                                   Chief Executive Officer and Director


Date:  April 28, 2000              /s/ Timothy M. Jones
                                   -----------------------------------
                                   Timothy M. Jones
                                   President


Date:  April 28, 2000              /s/ Barry Lefkowitz
                                   -----------------------------------
                                   Barry Lefkowitz
                                   Executive Vice President
                                   and Chief Financial Officer


Date:  April   , 2000
                                   -----------------------------------
                                   Earle I. Mack
                                   Director


Date:  April 28, 2000              /s/ Alan G. Philibosian
                                   -----------------------------------
                                   Alan G. Philibosian
                                   Director


Date:  April   , 2000
                                   -----------------------------------
                                   Dr. Irvin D. Reid
                                   Director


Date:  April 28, 2000              /s/ Vincent Tese
                                   -----------------------------------
                                   Vincent Tese
                                   Director


Date:  April 28, 2000              /s/ Roger W. Thomas
                                   -----------------------------------
                                   Roger W. Thomas,
                                   Executive Vice President, General
                                   Counsel and Secretary


Date:  April 28, 2000              /s/ Roy J. Zuckerberg
                                   -----------------------------------
                                   Roy J. Zuckerberg
                                   Director