Form 10-Q
period 2000-03-31
MACK CALI REALTY L P
filed 2000-05-12
CIK 1067063

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
/X/     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                                       OR

/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from........................to........................
Commission file number 333-57103

                             Mack-Cali Realty, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                             22-3315804
------------------------------                           -----------------------
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) YES /X/ NO / / and (2) has been subject to such filing requirements for the past ninety (90) days YES /X/
NO / /.

                             MACK-CALI REALTY, L.P.

                                    FORM 10-Q

                                      INDEX


PART I   FINANCIAL INFORMATION                                                        PAGE

         Item 1.  Financial Statements:

                  Consolidated Balance Sheets as of March 31, 2000
                      and December 31, 1999 .................................           4

                  Consolidated Statements of Operations for the three months
                      ended March 31, 2000 and 1999 .........................           5

                  Consolidated Statement of Changes in Partners' Capital
                      for the three months ended March 31, 2000 .............           6

                  Consolidated Statements of Cash Flows for the three months
                      ended March 31, 2000 and 1999 .........................           7

                  Notes to Consolidated Financial Statements ................           8

         Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations .............................          30

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk           55

PART II  OTHER INFORMATION AND SIGNATURES

         Item 1.  Legal Proceedings .........................................          56

         Item 2.  Changes in Securities and Use of Proceeds .................          56

         Item 3.  Defaults Upon Senior Securities ...........................          56

         Item 4.  Submission of Matters to a Vote of Security Holders .......          56

         Item 5.  Other Information .........................................          56

         Item 6.  Exhibits ..................................................          57

                  Signatures ................................................          60

                             MACK-CALI REALTY, L.P.

                         PART I - FINANCIAL INFORMATION


ITEM I.  FINANCIAL STATEMENTS

         The accompanying unaudited consolidated balance sheets, statements of operations, of changes in partners' capital, and of cash flows and related notes, have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. The financial statements reflect all adjustments consisting only of normal, recurring adjustments, which are in the opinion of management, necessary for a fair presentation for the interim periods.

         The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Operating Partnership's Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 1999.

         The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.


MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT UNIT AMOUNTS)
=======================================================================================================

                                                                             March 31,     December 31,
ASSETS                                                                         2000            1999
-------------------------------------------------------------------------------------------------------
Rental property
    Land and leasehold interests                                            $   552,893     $   549,096
    Buildings and improvements                                                3,041,833       3,014,532
    Tenant improvements                                                          91,788          85,057
    Furniture, fixtures and equipment                                             6,200           6,160
-------------------------------------------------------------------------------------------------------
                                                                              3,692,714       3,654,845
Less - accumulated depreciation and amortization                               (277,065)       (256,629)
-------------------------------------------------------------------------------------------------------
    Total rental property                                                     3,415,649       3,398,216
Cash and cash equivalents                                                         6,174           8,671
Investments in unconsolidated joint ventures                                     91,497          89,134
Unbilled rents receivable                                                        55,386          53,253
Deferred charges and other assets, net                                           66,805          66,436
Restricted cash                                                                   6,390           7,081
Accounts receivable, net of allowance for doubtful accounts
    of $679 and $672                                                              8,855           6,810
-------------------------------------------------------------------------------------------------------

Total assets                                                                $ 3,650,756     $ 3,629,601
=======================================================================================================

LIABILITIES AND PARTNERS' CAPITAL
-------------------------------------------------------------------------------------------------------
Senior unsecured notes                                                      $   782,863     $   782,785
Revolving credit facilities                                                     216,208         177,000
Mortgages and loans payable                                                     529,432         530,390
Distributions payable                                                            42,501          42,499
Accounts payable and accrued expenses                                            50,674          63,394
Rents received in advance and security deposits                                  38,395          36,150
Accrued interest payable                                                          5,630          16,626
-------------------------------------------------------------------------------------------------------
    Total liabilities                                                         1,665,703       1,648,844
-------------------------------------------------------------------------------------------------------


Minority interest in consolidated partially-owned properties                     84,497          83,600

Commitments and contingencies

PARTNERS CAPITAL:
    Preferred units, 229,304 and 229,304 units outstanding                      235,200         235,200
    General partner, 58,489,135 and 58,446,552 common units outstanding       1,445,839       1,441,882
    Limited partners, 8,116,827 and 8,153,710 common units outstanding          210,993         211,551
    Unit warrants, 2,000,000 and 2,000,000 outstanding                            8,524           8,524
-------------------------------------------------------------------------------------------------------
    Total partners' capital                                                   1,900,556       1,897,157
-------------------------------------------------------------------------------------------------------

Total liabilities and partners' capital                                     $ 3,650,756     $ 3,629,601
=======================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
============================================================================================

                                                                Three Months Ended March 31,
REVENUES                                                            2000           1999
--------------------------------------------------------------------------------------------
Base rents                                                       $ 121,598      $ 116,080
Escalations and recoveries from tenants                             16,668         14,860
Parking and other                                                    3,322          3,900
Equity in earnings (loss) of unconsolidated joint ventures           1,137           (206)
Interest income                                                        254            255
--------------------------------------------------------------------------------------------
    Total revenues                                                 142,979        134,889
--------------------------------------------------------------------------------------------

EXPENSES
--------------------------------------------------------------------------------------------
Real estate taxes                                                   14,704         13,843
Utilities                                                           10,379          9,592
Operating services                                                  17,742         17,087
General and administrative                                           6,113          7,963
Depreciation and amortization                                       22,182         21,969
Interest expense                                                    26,426         23,622
--------------------------------------------------------------------------------------------
    Total expenses                                                  97,546         94,076
--------------------------------------------------------------------------------------------
Income before gain on sale of land and minority interest            45,433         40,813
Gain on sale of land                                                 2,248             --
--------------------------------------------------------------------------------------------
Income before minority interest                                     47,681         40,813
Minority interest in consolidated partially-owned properties         2,090             --
--------------------------------------------------------------------------------------------
Net income                                                          45,591         40,813
Preferred unit distributions                                        (3,869)        (3,869)
--------------------------------------------------------------------------------------------

Net income available to common unitholders                       $  41,722      $  36,944
============================================================================================

Basic earnings per unit                                          $    0.63      $    0.55

Diluted earnings per unit                                        $    0.62      $    0.55
--------------------------------------------------------------------------------------------

Distributions declared per common unit                           $    0.58      $    0.55
--------------------------------------------------------------------------------------------

Basic weighted average units outstanding                            66,428         67,011

Diluted weighted average units outstanding                          73,191         67,283
--------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (IN THOUSANDS)
====================================================================================================================================

                                                    General    Limited
                                       Preferred    Partner    Partner    Preferred      General     Limited      Unit
                                         Units       Units      Units    Unitholders     Partner    Partners    Warrants      Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2000               229         58,447      8,154     $235,200    $1,441,882   $211,551    $8,524   $1,897,157
  Net income                                             --         --        3,869        36,615      5,107        --       45,591
  Distributions                           --             --         --       (3,869)      (33,924)    (4,708)       --      (42,501)
Redemption of limited partner
  units for shares of common stock        --             37        (37)          --           957       (957)       --           --
Contributions - proceeds from
  stock options exercised                 --              5         --           --           117         --        --          117
Deferred compensation plan
  for directors                           --             --         --           --            27         --        --           27
Amortization of stock compensation        --             --         --           --           165         --        --          165
------------------------------------------------------------------------------------------------------------------------------------

Balance at March 31, 2000                229         58,489      8,117     $235,200    $1,445,839   $210,993    $8,524   $1,900,556
====================================================================================================================================



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
==============================================================================================

                                                                  Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES                                    2000            1999
----------------------------------------------------------------------------------------------
Net income                                                           $  45,591      $  40,813
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                       22,182         21,969
    Amortization of stock compensation                                     165             --
    Amortization of deferred financing costs and debt discount             901            601
    Equity in (earnings) loss of unconsolidated joint ventures          (1,137)           206
    Gain on sale of land                                                (2,248)            --
    Minority interest in consolidated partially-owned properties         2,090             --
Changes in operating assets and liabilities:
    Increase in unbilled rents receivable                               (2,133)        (3,538)
    Increase in deferred charges and other assets, net                  (2,857)        (1,866)
    Increase in accounts receivable, net                                (2,045)        (2,846)
    (Decrease) increase in accounts payable and accrued expenses       (12,720)           148
    Increase in rents received in advance and security deposits          2,245          2,575
    (Decrease) increase in accrued interest payable                    (10,996)         1,592
----------------------------------------------------------------------------------------------

  Net cash provided by operating activities                          $  39,038      $  59,654
==============================================================================================

CASH FLOWS FROM INVESTING ACTIVITIES
----------------------------------------------------------------------------------------------
Additions to rental property                                         $ (39,801)     $ (21,673)
Investments in unconsolidated joint ventures                            (2,625)       (22,474)
Distributions from unconsolidated joint ventures                         1,299          1,040
Proceeds from sale of land                                               4,179             --
Decrease (increase) in restricted cash                                     691           (352)
----------------------------------------------------------------------------------------------
  Net cash used in investing activities                              $ (36,257)     $ (43,459)
==============================================================================================

CASH FLOWS FROM FINANCING ACTIVITIES
----------------------------------------------------------------------------------------------
Proceeds from senior unsecured notes                                 $      --      $ 597,252
Proceeds from revolving credit facilities                               67,876         40,900
Proceeds from mortgages and loans payable                                   --         45,500
Repayments of revolving credit facilities                              (28,668)      (601,900)
Repayments of mortgages and loans payable                                 (869)       (44,932)
Distributions from consolidated partially-owned properties              (1,193)            --
Repurchase of general partner units                                         --           (713)
Payment of financing costs                                                 (42)        (5,574)
Proceeds from stock options exercised                                      117            433
Payment of distributions                                               (42,499)       (40,564)
----------------------------------------------------------------------------------------------

  Net cash used in financing activities                              $  (5,278)     $  (9,598)
==============================================================================================

Net (decrease) increase in cash and cash equivalents                 $  (2,497)     $   6,597
Cash and cash equivalents, beginning of period                       $   8,671      $   5,809
----------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                             $   6,174      $  12,406
==============================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
================================================================================

1.      ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION
Mack-Cali Realty, L.P., a Delaware limited partnership, and its subsidiaries (the "Operating Partnership") was formed on August 31, 1994 to conduct the business of leasing, management, acquisition, development, construction and tenant-related services for its sole general partner, Mack-Cali Realty Corporation and its subsidiaries (the "Corporation" or "General Partner"). The Operating Partnership, through its operating divisions and subsidiaries, including the Mack-Cali property-owning partnerships and limited liability companies, (collectively, the "Property Partnerships"), is the entity through which all of the General Partner's operations are conducted.

The General Partner is a fully integrated, self-administered, self-managed real estate investment trust ("REIT"). The General Partner controls the Operating Partnership as its sole general partner, and owned an 87.8 percent and 87.8 percent common unit interest in the Operating Partnership as of March 31, 2000 and December 31, 1999, respectively.

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

As of March 31, 2000, the Operating Partnership owned or had interests in 266 properties plus developable land (collectively, the "Properties"). The Properties aggregate approximately 29.0 million square feet, and are comprised of 163 office buildings and 90 office/flex buildings totaling approximately 28.6 million square feet (which includes eight office buildings and four office/flex buildings, aggregating 1.5 million square feet, owned by unconsolidated joint ventures in which the Operating Partnership has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, two multi-family residential complexes consisting of 451 units, two stand-alone retail properties and three land leases. The Properties are located in 12 states, primarily in the Northeast, plus the District of Columbia.

BASIS OF PRESENTATION
The accompanying consolidated financial statements include all accounts of the Operating Partnership and its controlled subsidiaries. See Investments in Unconsolidated Joint Ventures in Note 2 for the Operating Partnership's accounting treatment of unconsolidated joint venture interests. All significant intercompany accounts and transactions have been eliminated.

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

2.      SIGNIFICANT ACCOUNTING POLICIES

RENTAL
PROPERTY Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition and development of rental properties are capitalized. Capitalized development costs include interest, property taxes, insurance and other project costs incurred during the period of development. Included in total rental property is construction-in-progress of $131,488 and $103,977 as of March 31, 2000 and December 31, 1999, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

                   Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:


                   Leasehold interests                                  Remaining lease term
                   ------------------------------------------------------------------------------------
                   Buildings and improvements                                  5 to 40 years
                   ------------------------------------------------------------------------------------
                   Tenant improvements                             The shorter of the term of
                                                             the related lease or useful life
                   ------------------------------------------------------------------------------------
                   Furniture, fixtures and equipment                           5 to 10 years
                   ------------------------------------------------------------------------------------

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

DEFERRED
FINANCING COSTS    Costs incurred in obtaining financing are capitalized
                   and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $901 and $601 for the three months ended March 31, 2000 and 1999, respectively.

DEFERRED
LEASING COSTS      Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.
                   Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease.
                   Certain employees provide leasing services to the Properties and receive compensation based on space leased. The portion of such compensation, which is capitalized and amortized, approximated $693 and $658 for the three months ended March
                   31, 2000 and 1999, respectively.

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

                   Reimbursements are received from tenants for certain costs as provided in the lease agreements. These costs generally include real estate taxes, utilities, insurance, common area maintenance and other recoverable costs. See Note 16.

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

DISTRIBUTIONS
PAYABLE The distributions payable at March 31, 2000 represent distributions payable to common unitholders of record as of April 5, 2000 (66,605,962 common units), and preferred distributions payable to preferred unitholders (229,304 preferred units) for the first quarter 2000. The first quarter 2000 common unit distribution of $0.58 per common unit as well as the first quarter preferred unit distribution of $16.875 per preferred unit, were approved by the Board of Directors of the General Partner on March 20, 2000 and paid on April 24, 2000.

                   The distributions payable at December 31, 1999 represent distributions payable to common unitholders of record as of January 4, 2000 (66,604,262 common units), and preferred distributions payable to preferred unitholders (229,304 preferred units) for the fourth quarter 1999. The fourth quarter 1999 common unit distribution of $0.58 per common unit (pro-rated for units issued during the quarter), as well as the fourth quarter preferred unit distribution of $16.875 per preferred unit, were approved by the Board of Directors of the General Partner on December 17, 1999 and paid on January 21, 2000.

UNDERWRITING
COMMISSIONS
AND COSTS          Underwriting commissions and costs incurred in connection
                   with the Corporation's stock offerings and subsequent reinvestment in general partner units are reflected as a reduction of these unit values.

STOCK OPTIONS      The Operating Partnership accounts for stock-based
                   compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for
                   Stock Issued to Employees," and related Interpretations ("APB
                   No. 25"). Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Corporation's stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Corporation's policy is to grant options with an exercise price equal to the quoted closing market price of the Corporation's stock on the business day preceding the grant date. Accordingly, no compensation cost has been recognized for the Corporation's stock option plans. See Note
                   11.

RECLASSIFICATION   Certain reclassifications have been made to prior period
                   amounts in order to conform with current period presentation.


3.      ACQUISITIONS/TRANSACTIONS

2000 TRANSACTIONS
ACQUISITIONS
On January 13, 2000, the Operating Partnership acquired approximately 12.7 acres of developable land located at the Operating Partnership's Airport Business Center, Lester, Delaware County, Pennsylvania. The land was acquired for approximately $2,069.

On March 24, 2000, the Operating Partnership acquired 2 Executive Drive, a 60,800 square-foot office/flex building located in Moorestown, Burlington County, New Jersey, through the exercise of a purchase option obtained in the initial acquisition of the McGarvey portfolio in January 1998. The building was acquired for approximately $3,985.

DISPOSITIONS
On February 25, 2000, the Operating Partnership sold 39.1 acres of vacant land located at the Operating Partnership's Horizon Center Business Park in Hamilton Township, Mercer County, New Jersey for net proceeds, after selling costs, of approximately $4,179.

On April 17, 2000, the Operating Partnership sold its property at 95 Christopher Columbus Drive, located in Jersey City, Hudson County, New Jersey, for approximately $152,500.

On April 20, 2000, the Operating Partnership sold Atrium at Coulter Ridge, located in Amarillo, Potter County, Texas, for approximately $1,600.

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

PROPERTIES PLACED IN SERVICE
The Operating Partnership placed in service the following properties through the completion of development or redevelopment during the year ended December 31, 1999:


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      Investment by
Date Placed                                                                                       # of    Rentable      Operating
  in Service   Property Name                          Location                                   Bldgs.  Square Feet  Partnership(a)
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
====================================================================================================================================



SEE FOOTNOTES ON SUBSEQUENT PAGE.

(a) Unless otherwise noted, transactions were funded by the Operating Partnership with funds primarily made available through draws on the Operating Partnership's credit facilities.
(b) William L. Mack, a current member of the Board of Directors of the Corporation and an equity holder of the Operating Partnership, was an indirect owner of an interest in certain of the buildings contained in the Pacifica portfolio.
(c) The properties were acquired through the exercise of a purchase option obtained in the initial acquisition of the McGarvey portfolio in January 1998.
(d) On June 1, 1999, the building was acquired for redevelopment for approximately $34,282.
(e) On May 4, 1999, the Operating Partnership acquired, from an entity whose principals include Timothy M. Jones, Martin S. Berger and Robert
          F. Weinberg, each of whom are affiliated with the Operating Partnership as the President of the Corporation, a current member of the Board of Directors and a former member of the Board of Directors of the Corporation, respectively, approximately 2.5 acres of vacant land in the Stamford Executive Park, located in Stamford, Fairfield County, Connecticut. The Operating Partnership acquired the land for approximately $2,181.
(f) On February 1, 1999, the Operating Partnership entered into a ground lease agreement to lease 27.7 acres of developable land located at the Operating Partnership's Horizon Center Business Park, located in Hamilton Township, Mercer County, New Jersey on which Home Depot constructed a 134,000 square-foot retail store.

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

On August 31, 1999, the Operating Partnership acquired, from an entity whose principals include Brant Cali, Executive Vice President and Chief Operating Officer of the Corporation and a member of the Board of Directors of the Corporation, and certain immediate family members of John J. Cali, Chairman of the Board of Directors of the Corporation, approximately 28.1 acres of developable land adjacent to two of the Operating Partnership's operating properties located in Roseland, Essex County, New Jersey for approximately $6,097. The acquisition was funded with cash and the issuance of 121,624 common units to the seller (see Note 12). The Operating Partnership has commenced construction of a 220,000 square-foot office building on the acquired land.

In August 1999, the Operating Partnership entered into an agreement with SJP Properties Company ("SJP Properties") which provides a cooperative effort in seeking approvals to develop up to approximately 1.8 million square feet of office development on certain vacant land owned or controlled, respectively, by the Operating Partnership and SJP Properties, in Hanover and Parsippany, Morris County, New Jersey. The agreement provides that the parties shall share equally in the costs associated with seeking such requisite approvals. Subsequent to obtaining the requisite approvals, upon mutual consent, the Operating Partnership and SJP Properties may enter into one or more joint ventures to construct on the vacant land, or seek to dispose of their respective vacant land parcels subject to the agreement.

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


4.      INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

PRU-BETA 3 (NINE CAMPUS DRIVE)
On March 27, 1998, the Operating Partnership acquired a 50 percent interest in an existing joint venture with The Prudential Insurance Company of America ("Prudential"), known as Pru-Beta 3, which owns and operates Nine Campus Drive, a 156,495 square-foot office building, located in the Mack-Cali Business Campus (formerly Prudential Business Campus) office complex in Parsippany, Morris County, New Jersey. The Operating Partnership performs management and leasing services for the property owned by the joint venture and recognized $37 and $38 in fees for such services in the three months ended March 31, 2000 and 1999, respectively.

HPMC
On April 23, 1998, the Operating Partnership entered into a joint venture agreement with HCG Development, L.L.C. and Summit Partners I, L.L.C. to form HPMC Development Partners, L.P. and, on July 21, 1998, entered into a second joint venture, HPMC Development Partners II, L.P. (formerly known as HPMC Lava Ridge Partners, L.P.), with these same parties. HPMC Development Partners, L.P.'s efforts have focused on two development projects, commonly referred to as Continental Grand II and Summit Ridge. HPMC Development Partners II, L.P.'s efforts have focused on three development projects, commonly referred to as Lava Ridge, Peninsula Gateway and Stadium Gateway. Among other things, the partnership agreements provide for a preferred return on the Operating Partnership's invested capital in each venture, in addition to 50 percent of such venture's profit above the preferred returns, as defined in each agreement.

  CONTINENTAL GRAND II
  Continental Grand II is a 4.2 acre site located in El Segundo, Los Angeles County, California, acquired by the venture upon which it has constructed and placed in service a 237,360 square-foot office property.

  SUMMIT RIDGE
  Summit Ridge is a 7.3 acre site located in San Diego, San Diego County, California, acquired by the venture upon which it has constructed and placed in service three one-story buildings aggregating 133,750 square feet of office/flex space.

  LAVA RIDGE
  Lava Ridge is a 12.1 acre site located in Roseville, Placer County, California, acquired by the venture upon which it has constructed and placed in service three two-story buildings aggregating 183,200 square feet of office space.

  PENINSULA GATEWAY
  Peninsula Gateway is a parcel of land purchased from the City of Daly City, California, for future development into office space, a hotel and other retail establishments.

  STADIUM GATEWAY
  Stadium Gateway is a 1.5 acre site located in Anaheim, Orange County, California, acquired by the venture to develop a six-story office building aggregating 261,554 square feet.

G&G MARTCO (CONVENTION PLAZA)
On April 30, 1998, the Operating Partnership acquired a 49.9 percent interest in an existing joint venture, known as G&G Martco, which owns Convention Plaza, a 305,618 square-foot office building, located in San Francisco, San Francisco County, California. A portion of its initial investment was financed through the issuance of common units, as well as funds drawn from the Operating Partnership's credit facilities. Subsequently, on June 4, 1999, the Operating Partnership acquired an additional 0.1 percent interest in G&G Martco through the issuance of common units (see Note 12). The Operating Partnership performs management and leasing services for the property owned by the joint venture and recognized $52 and $12 in fees for such services in the three months ended March 31, 2000 and 1999, respectively.

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

RAMLAND REALTY ASSOCIATES L.L.C. (ONE RAMLAND ROAD)
On August 20, 1998, the Operating Partnership entered into a joint venture agreement with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C. The venture was formed to own, manage and operate One Ramland Road, a 232,000 square-foot office/flex building plus adjacent developable land, located in Orangeburg, Rockland County, New York. In August 1999, the joint venture completed redevelopment of the property and placed the office/flex building in service. The Operating Partnership holds a 50 percent interest in the joint venture. The Operating Partnership performs management, leasing and other services for the property owned by the joint venture and recognized $123 and $0 in fees for such services in the three months ended March 31, 2000 and 1999, respectively.

ASHFORD LOOP ASSOCIATES L.P. (1001 SOUTH DAIRY ASHFORD/2100 WEST LOOP SOUTH)
On September 18, 1998, the Operating Partnership entered into a joint venture agreement with Prudential to form Ashford Loop Associates L.P. The venture was formed to own, manage and operate 1001 South Dairy Ashford, a 130,000 square-foot office building acquired on September 18, 1998 and 2100 West Loop South, a 168,000 square-foot office building acquired on November 25, 1998, both located in Houston, Harris County, Texas. The Operating Partnership holds a 20 percent interest in the joint venture. The joint venture may be required to pay additional consideration due to earn-out provisions in the acquisition contracts. Subsequently, through March 31, 2000, the venture paid $16,519 ($3,304 representing the Operating Partnership's share) in accordance with the earn-out provisions in the acquisition contracts. The Operating Partnership performs management and leasing services for the properties owned by the joint venture and recognized $30 and $30 in fees for such services in the three months ended March 31, 2000 and 1999, respectively.

ARCAP INVESTORS, L.L.C.
On March 18, 1999, the Operating Partnership invested in ARCap Investors, L.L.C., a joint venture with several participants, which was formed to invest in sub-investment grade tranches of commercial mortgage-backed securities ("CMBS"). The Operating Partnership has invested $20,000 in the venture. William L. Mack, a current member of the Board of Directors of the Corporation and an equity holder of the Operating Partnership, is a principal of the managing member of the venture. At March 31, 2000, the venture held approximately $302,000 face value of CMBS bonds at an aggregate cost of $133,000.

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

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the financial position of the unconsolidated joint ventures in which the Operating Partnership had investment interests as of March 31, 2000 and December 31, 1999:


                                                                            March 31, 2000
                                  --------------------------------------------------------------------------------------------------
                                                                        American
                                                              G&G       Financial      Ramland      Ashford                Combined
                                  Pru-Beta 3       HPMC     Martco      Exchange       Realty        Loop          ARCap     Total
------------------------------------------------------------------------------------------------------------------------------------
ASSETS:
   Rental property, net              $21,563    $86,840     $13,377       $10,786      $19,385      $34,593     $     --    $186,544
   Other assets                        3,306      3,989       2,940           943        4,740        1,555      240,152     257,625
------------------------------------------------------------------------------------------------------------------------------------
   Total assets                      $24,869    $90,829     $16,317       $11,729      $24,125      $36,148     $240,152    $444,169
====================================================================================================================================

LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
   Mortgages and loans payable       $    --    $51,251     $44,000       $    --      $17,185      $    --     $104,693    $217,129
   Other liabilities                     470      4,681       1,372            --          834          383       36,072      43,812
   Partners'/members' capital         24,399     34,897     (29,055)       11,729        6,106       35,765       99,387     183,228
------------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and
   partners'/members' capital        $24,869    $90,829     $16,317       $11,729      $24,125      $36,148     $240,152    $444,169
====================================================================================================================================
Operating Partnership's net
   investment in unconsolidated
   joint ventures                    $16,757    $24,669     $ 8,292       $11,777      $ 2,610      $ 7,498     $ 19,894    $ 91,497
-----------------------------------------------------------------------------------------------------------------------------------


                                                                             December 31, 1999
                                  --------------------------------------------------------------------------------------------------
                                                                        American
                                                              G&G       Financial      Ramland      Ashford                Combined
                                  Pru-Beta 3       HPMC     Martco      Exchange       Realty        Loop          ARCap     Total
------------------------------------------------------------------------------------------------------------------------------------
ASSETS:
   Rental property, net              $21,817    $70,823     $13,672       $10,752      $19,549      $28,755     $     --    $165,368
   Other assets                        3,319      3,260       2,467           773        5,069          704      239,441     255,033
------------------------------------------------------------------------------------------------------------------------------------
   Total assets                      $25,136    $74,083     $16,139       $11,525      $24,618      $29,459     $239,441    $420,401
====================================================================================================================================

LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
   Mortgages and loans payable       $    --    $41,274     $43,081       $    --      $17,300      $    --     $108,407    $210,062
   Other liabilities                     186      4,769       1,383             2        1,263          815       36,109      44,527
   Partners'/members' capital         24,950     28,040     (28,325)       11,523        6,055       28,644       94,925     165,812
------------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and
   partners'/members' capital        $25,136    $74,083     $16,139       $11,525      $24,618      $29,459     $239,441    $420,401
====================================================================================================================================
Operating Partnership's net
   investment in unconsolidated
   joint ventures                    $17,072    $23,337    $  8,352       $11,571     $  2,697      $ 6,073     $ 20,032    $ 89,134
------------------------------------------------------------------------------------------------------------------------------------


The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Operating Partnership had investment interests during the three months ended March 31, 2000 and 1999:


                                                 Three Months Ended March 31, 2000
                                  --------------------------------------------------------------------------------------------------
                                                                          American
                                                               G&G        Financial     Ramland    Ashford                Combined
                                  Pru-Beta 3         HPMC     Martco      Exchange      Realty      Loop         ARCap      Total
------------------------------------------------------------------------------------------------------------------------------------
Total revenues                        $  1,234    $  1,056    $  2,712    $    250    $    978    $  1,363    $  6,544    $ 14,137
Operating and other expenses              (418)       (174)       (760)        (31)       (317)       (630)       (571)     (2,901)
Depreciation and amortization             (306)       (341)       (426)        (13)       (241)       (193)         --      (1,520)
Interest expense                            --        (327)       (875)         --        (369)         --        (769)     (2,340)
------------------------------------------------------------------------------------------------------------------------------------
Net income                            $    510    $    214    $    651    $    206    $     51    $    540    $  5,204    $  7,376
====================================================================================================================================
Operating Partnership's equity in
  earnings of unconsolidated
  joint ventures                      $    216          --    $    169    $    206    $     25    $    121    $    400    $  1,137
------------------------------------------------------------------------------------------------------------------------------------


                                                                  Three Months Ended March 31, 1999
                                  --------------------------------------------------------------------------------------------------
                                                                            American
                                                                  G&G       Financial   Ramland    Ashford                 Combined
                                  Pru-Beta 3          HPMC       Martco     Exchange    Realty      Loop       ARCap        Total
------------------------------------------------------------------------------------------------------------------------------------
Total revenues                        $  1,231          --    $  1,990    $    188          --    $    917    $    247    $  4,573
Operating and other expenses              (374)         --        (691)        (69)         --        (473)       (390)     (1,997)
Depreciation and amortization             (318)         --        (233)        (23)         --        (108)         --        (682)
Interest expense                            --          --        (710)         --          --          --         (25)       (735)
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                     $    539          --    $    356    $     96          --    $    336    $   (168)   $  1,159
====================================================================================================================================
Operating Partnership's equity in
  earnings (loss) of unconsolidated
  joint ventures                      $    114          --    $   (366)   $     46          --    $     56    $    (56)   $   (206)
------------------------------------------------------------------------------------------------------------------------------------


5.      DEFERRED CHARGES AND OTHER ASSETS


                                                             March 31,           December 31,
                                                               2000                  1999
---------------------------------------------------------------------------------------------
  Deferred leasing costs                                    $ 67,848              $ 61,623
  Deferred financing costs                                    17,174                17,143
---------------------------------------------------------------------------------------------
                                                              85,022                78,766
  Accumulated amortization                                   (22,610)              (20,197)
---------------------------------------------------------------------------------------------
  Deferred charges, net                                       62,412                58,569
  Prepaid expenses and other assets                            4,393                 7,867
---------------------------------------------------------------------------------------------

  Total deferred charges and other assets, net              $ 66,805              $ 66,436
=============================================================================================


6.      RESTRICTED CASH

Restricted cash includes security deposits for the Operating Partnership's residential properties and certain commercial properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following:

                                               March 31,   December 31,
                                                 2000          1999
--------------------------------------------------------------------------------
  Security deposits                             $6,255         $6,021
  Escrow and other reserve funds                   135          1,060
--------------------------------------------------------------------------------

  Total restricted cash                         $6,390         $7,081
================================================================================


7.      RENTAL PROPERTY HELD FOR SALE

As of March 31, 2000 and December 31, 1999, included in total rental property are three office properties that the Operating Partnership had identified as held for sale. The three office properties have an aggregate carrying value of $77,829 and $77,783 as of March 31, 2000 and December 31, 1999, respectively, and are located in Omaha, Douglas County, Nebraska; Amarillo, Potter County, Texas; and Jersey City, Hudson County, New Jersey.

The following is a summary of the condensed results of operations of the rental properties held for sale at March 31, 2000 for the three months ended March 31, 2000 and 1999:

                                            Three Months Ended March 31,
                                                 2000          1999
--------------------------------------------------------------------------------
Total revenues                                  $6,110         $5,955
Operating and other expenses                    (2,105)        (2,127)
Depreciation and amortization                       (5)          (854)
--------------------------------------------------------------------------------

Net income                                      $4,000         $2,974
================================================================================

The Hudson County, New Jersey and Potter County, Texas properties were sold in April 2000 (see Note 3). There can be no assurance if and when the Douglas County, Nebraska rental property sale will occur.


8.      SENIOR UNSECURED NOTES

On March 16, 1999, the Operating Partnership issued $600,000 face amount, of senior unsecured notes with interest payable semi-annually in arrears. The total proceeds from the issuance (net of selling commissions and discount) of approximately $593,500 were used to pay down outstanding borrowings under the Unsecured Facility, as defined in Note 9, and to pay off certain mortgage loans. The senior unsecured notes were issued at a discount of approximately $2,748, which is being amortized over the terms of the respective tranches as an adjustment to interest expense.

On August 2, 1999, the Operating Partnership issued an additional $185,283 of senior unsecured notes with interest payable monthly. The Operating Partnership used the proceeds to retire the TIAA Mortgage, as defined in Note 10.

The Operating Partnership's total senior unsecured notes (collectively, "Senior Unsecured Notes") are redeemable at any time at the option of the Operating Partnership, subject to certain conditions including yield maintenance.

A summary of the terms of the Senior Unsecured Notes outstanding as of March 31, 2000 and December 31, 1999 is as follows:


                                                         March 31,    December 31,   Effective
                                                           2000          1999        Rate (1)
----------------------------------------------------------------------------------------------
  7.18% Senior Unsecured Notes, due December 31, 2003    $185,283       $185,283      7.23%
  7.00% Senior Unsecured Notes, due March 15, 2004        299,684        299,665      7.27%
  7.25% Senior Unsecured Notes, due March 15, 2009        297,896        297,837      7.49%
----------------------------------------------------------------------------------------------

  Total Senior Unsecured Notes                           $782,863       $782,785      7.34%
==============================================================================================

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


9.      REVOLVING CREDIT FACILITIES

UNSECURED FACILITY
The Operating Partnership has an unsecured revolving credit facility ("Unsecured Facility") with a current borrowing capacity of $1,000,000 from a group of 28 lenders. The interest rate is based on the Operating Partnership's achievement of investment grade unsecured debt ratings and at the Operating Partnership's election, bears interest at either 90 basis points over London Inter-Bank Offered Rate ("LIBOR") or the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points. The interest rate is currently LIBOR (6.13 percent at March 31, 2000) plus 90 basis points. The Unsecured Facility matures in April 2001.

The terms of the Unsecured Facility include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the maximum leverage ratio, the maximum amount of secured indebtedness, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations. The dividend restriction referred to above provides that, except to enable the Corporation to continue to qualify as a REIT under the Code, the Corporation will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90 percent of funds from operations for such period, subject to certain other adjustments. The Unsecured Facility also requires a 17.5 basis point fee on the unused balance payable quarterly in arrears.

PRUDENTIAL FACILITY
The Operating Partnership has a revolving credit facility ("Prudential Facility") from Prudential Securities Corp. ("PSC") in the amount of $100,000, which currently bears interest at 110 basis points over one-month LIBOR, with a maturity date of March 30, 2001. The Prudential Facility is a recourse liability of the Operating Partnership and is secured by the Operating Partnership's equity interest in Harborside. The Prudential Facility limits the ability of the Operating Partnership to make any distributions during any fiscal quarter in an amount in excess of 100 percent of the Operating Partnership's available funds from operations for the immediately preceding fiscal quarter (except to the extent such excess distributions or dividends are attributable to gains from the sale of the Operating Partnership's assets or are required for the Corporation to maintain its status as a REIT under the Code); provided, however, that the Operating Partnership may make distributions and pay dividends in excess of 100 percent of available funds from operations for the preceding fiscal quarter for not more than three consecutive quarters. In addition to the foregoing, the Prudential Facility limits the liens placed upon the subject property and certain collateral, the use of proceeds from the Prudential Facility, and the maintenance of ownership of the subject property and assets derived from said ownership.

SUMMARY
As of March 31, 2000 and December 31, 1999, the Operating Partnership had outstanding borrowings of $216,208 and $177,000, respectively, under its revolving credit facilities (with aggregate borrowing capacity of $1,100,000). The total outstanding borrowings were from the Unsecured Facility, with no outstanding borrowings under the Prudential Facility.

10.     MORTGAGES AND LOANS PAYABLE

                                           March 31,           December 31,
                                             2000                  1999
--------------------------------------------------------------------------------
Portfolio Mortgages                        $150,000             $150,000
Property Mortgages                          379,432              380,390
--------------------------------------------------------------------------------

Total mortgages and loans payable          $529,432             $530,390
================================================================================

PORTFOLIO MORTGAGES
TIAA MORTGAGE
The Operating Partnership had an aggregate $185,283 non-recourse mortgage loan with Teachers Insurance and Annuity Association of America, with interest only payable monthly at a fixed annual rate of 7.18 percent ("TIAA Mortgage"). The TIAA Mortgage was secured and cross collateralized by 43 properties. The TIAA Mortgage was prepayable in whole or in part subject to certain provisions, including yield maintenance.

Using the proceeds from the issuance of $185,283 of senior unsecured notes on August 2, 1999 (see Note 8), the Operating Partnership repaid in full and retired the TIAA Mortgage.

$150,000 PRUDENTIAL MORTGAGE LOAN
The Operating Partnership has a $150,000, interest-only, non-recourse mortgage loan from Prudential ("$150,000 Prudential Mortgage Loan"). The loan, which is secured by 11 properties, has an effective annual interest rate of 7.10 percent and a seven-year term. The Operating Partnership has the option to convert the mortgage loan to unsecured debt as a result of the achievement of an investment grade credit rating. The mortgage loan is prepayable in whole or in part subject to certain provisions, including yield maintenance.

PROPERTY MORTGAGES
Property mortgages are comprised of various non-recourse loans which are collateralized by certain of the Operating Partnership's rental properties. Payments on property mortgages are generally due in monthly installments of principal and interest, or interest only.

A summary of the Operating Partnership's property mortgages as of March 31, 2000 and December 31, 1999 is as follows:


                                                                   PRINCIPAL BALANCE AT
                                                        INTEREST  MARCH 31,  DECEMBER 31,
PROPERTY NAME              LENDER                         RATE      2000        1999      MATURITY
--------------------------------------------------------------------------------------------------
201 Commerce Drive         Sun Life Assurance Co.        6.240%   $  1,043     $  1,059   09/01/00
3 & 5 Terri Lane           First Union National Bank     6.220%      4,424        4,434   10/31/00
101 & 225 Executive Drive  Sun Life Assurance Co.        6.270%      2,328        2,375   06/01/01
Mack-Cali Morris Plains    Corestates Bank               7.510%      2,213        2,235   12/31/01
Mack-Cali Willowbrook      CIGNA                         8.670%      9,994       10,250   10/01/03
400 Chestnut Ridge         Prudential Insurance Co.      9.440%     14,239       14,446   07/01/04
Mack-Cali Centre VI        Principal Life Insurance Co.  6.865%     35,000       35,000   04/01/05
Mack-Cali Bridgewater I    New York Life Ins. Co.        7.000%     23,000       23,000   09/10/05
Mack-Cali Woodbridge II    New York Life Ins. Co.        7.500%     17,500       17,500   09/10/05
Mack-Cali Short Hills      Prudential Insurance Co.      7.740%     26,397       26,604   10/01/05
500 West Putnam Avenue     New York Life Ins. Co.        6.520%     10,591       10,784   10/10/05
Harborside - Plaza I       U.S. West Pension Trust       5.610%     51,831       51,015   01/01/06
Harborside - Plaza II
  and III                  Northwestern Mutual Life Ins. 7.320%     98,169       98,985   01/01/06
Mack-Cali Airport          Allstate Life Insurance Co.   7.050%     10,500       10,500   04/01/07
Kemble Plaza II            Mitsubishi Tr & Bk Co.   LIBOR+0.65%     40,025       40,025   01/31/08
Kemble Plaza I             Mitsubishi Tr & Bk Co.   LIBOR+0.65%     32,178       32,178   01/31/09
--------------------------------------------------------------------------------------------------

Total Property Mortgages                                          $379,432     $380,390
==================================================================================================

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

On November 20, 1997, the Operating Partnership entered into a forward treasury rate lock agreement with a commercial bank. The agreement locked an interest rate of 5.88 percent per annum for the interpolated seven-year U.S. Treasury Note effective March 1, 1998, on a notional amount of $150,000. The agreement was used to fix the interest rate on the $150,000 Prudential Mortgage Loan. On March 2, 1998, the Operating Partnership paid $2,035 in settlement of the agreement, which is being amortized to interest expense over the term of the $150,000 Prudential Mortgage Loan.

On October 1, 1998, the Operating Partnership entered into a forward treasury rate lock agreement with a commercial bank. The agreement locked an interest rate of 4.089 percent per annum for the three-year U.S. Treasury Note effective November 4, 1999, on a notional amount of $50,000. The agreement was used to fix the Index Rate on $50,000 of the Harborside-Plaza I mortgage, for which the interest rate re-sets for three years beginning November 4, 1999 to the three-year U.S. Treasury Note plus 110 basis points (see "Property Mortgages:
Harborside-Plaza I"). The Operating Partnership received $2,208 in settlement of the agreement, which is being amortized to interest expense over the three year-period.

In connection with the issuance of the Senior Unsecured Notes in March 1999, the Operating Partnership entered into and settled forward treasury rate lock agreements. These agreements were settled at a cost of approximately $517, which is being amortized to interest expense over the terms of the respective tranches.

SCHEDULED PRINCIPAL PAYMENTS
Scheduled principal payments and related weighted average annual interest rates for the Operating Partnership's Senior Unsecured Notes (Note 8), revolving credit facilities (Note 9) and mortgages and loans payable as of March 31, 2000 are as follows:


                                                                              WEIGHTED AVG.
                                  SCHEDULED       PRINCIPAL                 INTEREST RATE OF
YEAR                            AMORTIZATION     MATURITIES      TOTAL    FUTURE REPAYMENTS (A)
-----------------------------------------------------------------------------------------------
April through December 2000        $ 2,428       $   5,419    $   7,847           6.93%
2001                                 3,257         220,419      223,676           7.06%
2002                                 3,458              --        3,458           8.20%
2003                                 3,518         192,093      195,611           7.30%
2004                                 2,332         309,863      312,195           7.34%
Thereafter                             970         784,746      785,716           7.13%
-----------------------------------------------------------------------------------------------
Totals/Weighted Average            $15,963       $1,512,540   $1,528,503          7.19%
===============================================================================================


(a) Assumes a weighted average LIBOR rate at March 31, 2000 of 6.15 percent in calculating revolving credit facility and other variable rate debt interest rates.

Scheduled principal payments during the three months ended March 31, 2000 and 1999 amounted to $880 and $1,022, respectively.

CASH PAID FOR INTEREST & INTEREST CAPITALIZED
Cash paid for interest for the three months ended March 31, 2000 and 1999 was $38,387 and $22,646, respectively. Interest capitalized by the Operating Partnership for the three months ended March 31, 2000 and 1999 was $1,854 and $1,245, respectively.

SUMMARY OF INDEBTEDNESS
As of March 31, 2000, the Operating Partnership's total indebtedness of $1,528,503 (weighted average interest rate of 7.19 percent) was comprised of $288,412 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 6.93 percent) and fixed rate debt of $1,240,091 (weighted average rate of 7.24 percent).

As of December 31, 1999, the Operating Partnership's total indebtedness of $1,490,175 (weighted average interest rate of 7.27 percent) was comprised of $249,204 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 7.42 percent) and fixed rate debt of $1,240,971 (weighted average rate of 7.24 percent).


11.     PARTNERS CAPITAL

Partners' capital in the accompanying financial statements of the Operating Partnership relates to common units held by the Corporation in the Operating Partnership, common units held by the limited partners, preferred units ("Preferred Units") held by the preferred unitholders of the Operating Partnership, and warrants to purchase common units ("Units Warrants") in the Operating Partnership issued in connection with the Operating Partnership's December 1997 acquisition of 54 office properties ("Mack Properties") from the Mack Company and Patriot American Office Group ("Mack Transaction").

Net income allocated to the preferred unitholders and limited partners reflects their pro-rata share of net income and distributions.

COMMON STOCK
On August 6, 1998, the Board of Directors of the Corporation authorized a share repurchase program ("Repurchase Program") under which the Corporation is permitted to purchase up to $100,000 of the Corporation's outstanding common stock. Purchases can be made from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

Through March 31, 2000, the Corporation, under the Repurchase Program, purchased for constructive retirement, 1,869,200 shares of its outstanding common stock for an aggregate cost of approximately $52,558. Concurrent with these purchases, the Corporation sold to the Operating Partnership 1,869,200 common units for approximately $52,558.

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

SHAREHOLDER RIGHTS PLAN
On June 10, 1999, the Board of Directors of the Corporation authorized a dividend distribution of one preferred share purchase right ("Right") for each outstanding share of common stock which were distributed to all holders of record of the common stock on July 6, 1999. Each Right entitles the registered holder to purchase from the Corporation one one-thousandth of a share of Series A junior participating preferred stock, par value $0.01 per share ("Preferred Shares"), at a price of $100.00 per one one-thousandth of a Preferred Share ("Purchase Price"), subject to adjustment as provided in the rights agreement. The Rights expire on July 6, 2009, unless the expiration date is extended or the Right is redeemed or exchanged earlier by the Corporation.

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

STOCK OPTION PLANS
In 1994, and as subsequently amended, the Corporation established the Mack-Cali Employee Stock Option Plan ("Employee Plan") and the Mack-Cali Director Stock Option Plan ("Director Plan") under which a total of 5,380,188 shares (subject to adjustment) of the Corporation's common stock have been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director
Plan). Stock options granted under the Employee Plan in 1994 and 1995 have become exercisable over a three-year period and those options granted under the Employee Plan in 1996, 1997, 1998 and 1999 become exercisable over a five-year period. All stock options granted under the Director Plan become exercisable in one year. All options were granted at the fair market value at the dates of grant and have terms of ten years. As of March 31, 2000 and December 31, 1999, the stock options outstanding had a weighted average remaining contractual life of approximately 7.3 and 7.4 years, respectively.

Information regarding the Corporation's stock option plans is summarized below:


                                                                            Weighted
                                                       Shares                Average
                                                        Under               Exercise
                                                       Options                Price
------------------------------------------------------------------------------------
     Outstanding at January 1, 1999                  3,939,982               $33.22
     Granted                                           426,400               $25.23
     Exercised                                         (47,583)              $22.31
     Lapsed or canceled                               (591,648)              $36.92
------------------------------------------------------------------------------------
     Outstanding at December 31, 1999                3,727,151               $31.86
     Granted                                                --                   --
     Exercised                                          (5,700)              $21.50
     Lapsed or canceled                                (97,214)              $35.66
------------------------------------------------------------------------------------
     Outstanding at March 31, 2000                   3,624,237               $31.78
====================================================================================
     Options exercisable at December 31, 1999        1,724,920               $29.78
     Options exercisable at March 31, 2000           2,243,980               $30.76
------------------------------------------------------------------------------------
     Available for grant at December 31, 1999         662,878
     Available for grant at March 31, 2000            760,092
------------------------------------------------------------------------------------

STOCK WARRANTS
The Corporation has outstanding 393,333 warrants to purchase an equal number of shares of common stock ("Stock Warrants") at $33 per share (the market price at date of grant). Such warrants generally vest equally over a three-year period through January 31, 2000 and expire on January 31, 2007.

The Corporation also has outstanding 514,976 Stock Warrants to purchase an equal number of shares of common stock at $38.75 per share (the market price at date of grant). Such warrants vest equally over a five-year period through December 31, 2001 and expire on December 12, 2007.

As of March 31, 2000 and December 31, 1999, there were a total of 908,309 and 914,976 Stock Warrants outstanding, respectively. As of March 31, 2000 and December 31, 1999 there were 702,318 and 585,989 Stock Warrants exercisable, respectively. During the three months ended March 31, 2000 and 1999, 6,667 and no Stock Warrants were canceled, respectively. No Stock Warrants have been exercised.

STOCK COMPENSATION
In July 1999, the Corporation entered into amended and restated employment contracts with six of its key executive officers which provided for, among other things, compensation in the form of stock awards and associated tax obligation payments. In addition, in December 1999, the Corporation granted stock awards to certain other officers of the Corporation. In connection with the stock awards (collectively, "Restricted Stock Awards"), the executive officers and certain other officers are to receive up to a total of 211,593 shares of the Corporation's common stock vesting over a five-year period contingent upon the Corporation meeting certain performance and/or stock price appreciation objectives. The Restricted Stock Awards provided to the executive officers and certain other officers were granted under the Employee Plan. Effective January 1, 2000, 31,740 shares of the Corporation's common stock were issued to the executive officers and certain other officers upon meeting the required objectives.

DEFERRED STOCK COMPENSATION PLAN FOR DIRECTORS
The Deferred Compensation Plan for Directors ("Deferred Compensation Plan"), which commenced January 1, 1999, is a plan which allows non-employee directors of the Corporation to elect to defer up to 100 percent of their annual retainer fee into deferred stock units. The deferred stock units are convertible into an equal number of shares of common stock upon the directors' termination of service from the Board of Directors or a change in control of the Corporation, as defined in the plan. Deferred stock units are credited to each director quarterly using the closing price of the Corporation's common stock on the applicable dividend record date for the respective quarter. Each participating director's account is also credited for an equivalent amount of deferred stock units based on the dividend rate for each quarter.

During 1999, 3,319 deferred stock units were earned.

During the three months ended March 31, 2000, 1,083 deferred stock units were earned.

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

The following information presents the Operating Partnership's results for the three months ended March 31, 2000 and 1999 in accordance with FASB No. 128:


                                                         Three Months Ended March 31,
                                                         2000                    1999
-----------------------------------------------------------------------------------------------
                                                 Basic EPU  Diluted EPU  Basic EPU  Diluted EPU
-----------------------------------------------------------------------------------------------
Net income available to common unitholders        $41,722     $41,722     $36,944     $36,944
Add:  Net income attributable to
      Operating Partnership - preferred units          --       3,869          --          --
-----------------------------------------------------------------------------------------------
Adjusted net income                               $41,722     $45,591     $36,944     $36,944
===============================================================================================


Weighted average units                             66,428      73,191      67,011      67,283
-----------------------------------------------------------------------------------------------
Per Unit                                          $  0.63     $  0.62     $  0.55     $  0.55
===============================================================================================

The following schedule reconciles the units used in the basic EPU calculation to the units used in the diluted EPU calculation:


                                                          Three Months Ended March 31,
                                                               2000           1999
--------------------------------------------------------------------------------------
Basic EPU Units:                                              66,428        67,011
    Add:   Operating Partnership - preferred units             6,618            --
           (after conversion to common units)
           Stock options                                         145           272
--------------------------------------------------------------------------------------
Diluted EPU Units:                                            73,191        67,283
======================================================================================

Contingent Units and Restricted Stock Awards outstanding in 2000 and 1999, if any, were not included in the computation of diluted EPU as such units were anti-dilutive during the period. Preferred Units outstanding in 1999 were not included in the 1999 computation of diluted EPU as such units were anti-dilutive during the period.

Pursuant to the Repurchase Program, during 1999, the Corporation purchased for constructive retirement 1,014,500 shares of its outstanding common stock for approximately $27,500. Concurrent with these purchases, the Corporation sold an equivalent number of common units to the Operating Partnership.


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

During the year ended December 31, 1999, 20,952 Series A Preferred Units were converted into 604,675 common units.

As of March 31, 2000, there were 229,304 Preferred Units outstanding (convertible into 6,617,721 common units).

COMMON UNITS
Certain individuals and entities own common units in the Operating Partnership. A common unit and a share of common stock of the General Partner have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the Operating Partnership.

Common units are redeemable by the common unitholders at their option, subject to certain restrictions, on the basis of one common unit for either one share of common stock or cash equal to the fair market value of a share at the time of the redemption. The General Partner has the option to deliver shares of common stock in exchange for all or any portion of the cash requested. When a unitholder redeems a common unit for common stock of the Corporation, limited partners' capital is reduced and the General Partner's capital is increased. Effective August 21, 1998, the partnership agreement was amended to vest this right in the Operating Partnership, rather than in the General Partnership (see
Note 2). Common units held by the General Partner are not redeemable.

On June 4, 1999, in connection with the acquisition of a 0.1 percent interest in the G&G Martco joint venture (see Note 4), the Operating Partnership issued 437 common units, valued at approximately $17.

On August 31, 1999, in connection with the acquisition of 28.1 acres of developable land located in Roseland, New Jersey, the Operating Partnership issued 121,624 common units, valued at approximately $3,345.

During 1999, an aggregate of 1,934,657 common units were redeemed for an equivalent number of shares of common stock in the Corporation.

During 1999, the Operating Partnership also issued 275,046 common units, valued at approximately $8,141, in connection with the achievement of certain performance goals at the Mack Properties in redemption of an equivalent number of contingent common units.

During the three months ended March 31, 2000, an aggregate of 36,883 common units were redeemed for an equivalent number of shares of common stock in the Corporation.

As of March 31, 2000, there were 8,116,827 common units outstanding.

CONTINGENT COMMON & PREFERRED UNITS
In connection with the Mack Transaction in December 1997, 2,006,432 contingent common units, 11,895 Series A contingent Preferred Units and 7,799 Series B contingent Preferred Units were issued as contingent non-participating units ("Contingent Units"). Redemption of such Contingent Units occurred upon the achievement of certain performance goals relating to certain of the Mack Properties, specifically the achievement of certain leasing activity. When Contingent Units are redeemed for common and Preferred Units, an adjustment to the purchase price of certain of the Mack Properties is recorded, based on the value of the units issued.

On account of certain of the performance goals at the Mack Properties having been achieved during 1999, the Operating Partnership redeemed 275,046 contingent common units and issued an equivalent number of common units, as indicated above. There were no Contingent Units outstanding as of December 31, 1999.

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

The Operating Partnership controls these operations and has consolidated the financial position and results of operations of the partially-owned properties in the financial statements of the Operating Partnership. The equity interests of the other members are reflected as minority interests: partially-owned properties in the consolidated financial statements of the Operating Partnership.

14.     EMPLOYEE BENEFIT PLAN

All employees of the Corporation who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan (the "401(k) Plan"). The 401(k) Plan allows eligible employees to defer up to 15 percent of their annual compensation, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Corporation, at management's discretion, may match employee contributions and/or make discretionary contributions. Total expense recognized by the Operating Partnership for the three months ended March 31, 2000 and 1999 was $100 and $0, respectively.


15.     COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS
  GROVE STREET PROPERTY
  Pursuant to an agreement with the City of Jersey City, New Jersey, as amended, expiring in 2004, the Operating Partnership is required to make payments in lieu of property taxes ("PILOT") on its property at 95 Christopher Columbus Drive, Jersey City, Hudson County, New Jersey. Such PILOT, as defined, was $1,267 per annum through May 31, 1999 and is $1,584 per annum through May 31, 2004. The PILOT totaled $396 and $317 for the three months ended March 31, 2000 and 1999, respectively. In April 2000, the Operating Partnership sold its property at 95 Christopher Columbus Drive (see Note 3).

  HARBORSIDE FINANCIAL CENTER PROPERTY
  Pursuant to an agreement with the City of Jersey City, New Jersey obtained by the former owner of the Harborside property in 1988 and assumed by the Operating Partnership as part of the acquisition of the property in November 1996, the Operating Partnership is required to make PILOT payments on its Harborside property. The agreement, which commenced in 1990, is for a term of 15 years. Such PILOT is equal to two percent of Total Project Costs, as defined, in year one and increases by $75 per annum through year fifteen. Total Project Costs, as defined, are $145,644. The PILOT totaled $668 and $651 for the three months ended March 31, 2000 and 1999, respectively.

GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases, under which the Operating Partnership is the lessee as of March 31, 2000, are as follows:

YEAR                                                               AMOUNT
-------------------------------------------------------------------------
April 1 to December 31, 2000                                       $  398
2001                                                                  531
2002                                                                  531
2003                                                                  531
2004                                                                  534
Thereafter                                                         22,532
-------------------------------------------------------------------------

Total                                                             $25,057
=========================================================================

Ground lease expense incurred during the three months ended March 31, 2000 and 1999 amounted to $142 and $132, respectively.

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

Pursuant to the terms of Mr. Rizk's employment agreement entered into with the Corporation in December 1997 and an agreement entered into simultaneous with his resigning from the Corporation, Mr. Rizk received a payment of approximately $14,490 in April 1999, $500 in April 2000 and $500 annually over the next two years. All costs associated with Mr. Rizk's resignation are included in non-recurring charges in the second quarter 1999.

The Operating Partnership is a defendant in certain litigation arising in the normal course of business activities. Management does not believe that the resolution of these matters will have a materially adverse effect upon the Operating Partnership.


16.     TENANT LEASES

The Properties are leased to tenants under operating leases with various expiration dates through 2016. Substantially all of the leases provide for annual base rents plus recoveries and escalation charges based upon the tenant's proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass through of charges for electrical usage.


17.     SEGMENT REPORTING

The Operating Partnership operates in one business segment - real estate. The Operating Partnership provides leasing, management, acquisition, development, construction and tenant-related services for its portfolio. The Operating Partnership does not have any foreign operations. The accounting policies of the segments are the same as those described in Note 2, excluding straight-line rent adjustments and depreciation and amortization.

The Operating Partnership evaluates performance based upon net operating income from the combined properties in the segment.

Selected results of operations for the three months ended March 31, 2000 and 1999 and selected asset information as of March 31, 2000 and December 31, 1999 regarding the Operating Partnership's operating segment are as follows:


                                               Total          Corporate &           Total
                                              Segment          Other (e)     Operating Partnership
--------------------------------------------------------------------------------------------------
TOTAL CONTRACT REVENUES (a):
Three months ended:
    March 31, 2000                          $ 140,141          $    648       $ 140,789  (f)
    March 31, 1999                            131,769              (425)        131,344  (g)

TOTAL OPERATING AND INTEREST EXPENSES (b):
 Three months ended:
    March 31, 2000                          $  46,730          $ 28,634       $  75,364
    March 31, 1999                             43,155            28,952          72,107

NET OPERATING INCOME (c):
Three months ended:
    March 31, 2000                          $  93,411          $(27,986)      $  65,425  (f)
    March 31, 1999                             88,614           (29,377)         59,237  (g)

TOTAL ASSETS:
    March 31, 2000                          $3,609,643         $ 41,113       $3,650,756
    December 31, 1999                        3,576,806           52,795        3,629,601

TOTAL LONG-LIVED ASSETS (d):
    March 31, 2000                          $3,529,008         $ 33,524       $3,562,532
    December 31, 1999                        3,510,285           30,318        3,540,603

--------------------------------------------------------------------------------------------------

(a) Total contract revenues represent all revenues during the period (including the Operating Partnership's share of net income from unconsolidated joint ventures), excluding adjustments for straight-lining of rents and the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures. All interest income is excluded from segment amounts and is classified in Corporate and Other for all periods.
(b) Total operating and interest expenses represent the sum of real estate taxes, utilities, operating services, general and administrative and interest expense. All interest expense (including for property-level mortgages) is excluded from segment amounts and is classified in Corporate and Other for all periods. Amounts presented exclude depreciation and amortization of $22,182 and $21,969 in 2000 and 1999, respectively.
(c) Net operating income represents total contract revenues [as defined in Note
    (a)] less total operating and interest expenses [as defined in Note (b)] for the period.
(d) Long-lived assets are comprised of total rental property, unbilled rents receivable and investments in unconsolidated joint ventures.
(e) Corporate & Other represents all corporate-level items (including interest and other investment income, interest expense and non-property general and administrative expense) as well as intercompany eliminations necessary to reconcile to consolidated Operating Partnership totals.
(f) Excludes $2,133 of adjustments for straight-lining of rents and $57 for the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures.
(g) Excludes $3,563 of adjustments for straight-lining of rents and ($18) for the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures.


18.     IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

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

 THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

The following comparisons for the three months ended March 31, 2000 ("2000"), as compared to the three months ended March 31, 1999 ("1999") make reference to the following: (i) the effect of the "Same-Store Properties," which represents all in-service properties owned by the Operating Partnership at December 31, 1998,
(ii) the effect of the "Acquired Properties," which represents all properties acquired or placed in service by the Operating Partnership from January 1, 1999 through March 31, 2000, and (iii) the effect of the "Dispositions," which refers to the Operating Partnership's sale of its property at 400 Alexander Road, Princeton, New Jersey on November 15, 1999 and its property at 20002 North 19th Avenue, Phoenix, Arizona on December 15, 1999.


                                                  Quarter Ended
                                                    March 31,              Dollar          Percent
(IN THOUSANDS)                                 2000          1999          Change          Change
--------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                                  $ 121,598      $ 116,080      $   5,518          4.8%
Escalations and recoveries from tenants        16,668         14,860          1,808         12.2
Parking and other                               3,322          3,900           (578)       (14.8)
--------------------------------------------------------------------------------------------------
  Sub-total                                   141,588        134,840          6,748          5.0

Equity in earnings (loss) of
  unconsolidated joint ventures                 1,137           (206)         1,343        651.9
Interest income                                   254            255             (1)        (0.4)
--------------------------------------------------------------------------------------------------
  Total revenues                              142,979        134,889          8,090          6.0
--------------------------------------------------------------------------------------------------

PROPERTY EXPENSES:
Real estate taxes                              14,704         13,843            861          6.2
Utilities                                      10,379          9,592            787          8.2
Operating services                             17,742         17,087            655          3.8
--------------------------------------------------------------------------------------------------
  Sub-total                                    42,825         40,522          2,303          5.7

General and administrative                      6,113          7,963         (1,850)       (23.2)
Depreciation and amortization                  22,182         21,969            213          1.0
Interest expense                               26,426         23,622          2,804         11.9
--------------------------------------------------------------------------------------------------
  Total expenses                               97,546         94,076          3,470          3.7
--------------------------------------------------------------------------------------------------
Income before gain on sale of land
  and minority interest                        45,433         40,813          4,620         11.3
Gain on sale of land                            2,248             --          2,248         --
--------------------------------------------------------------------------------------------------
Income before minority interest                47,681         40,813          6,868         16.8
Minority interest in consolidated
  partially-owned properties                    2,090             --          2,090         --
--------------------------------------------------------------------------------------------------
Net income                                     45,591         40,813          4,778         11.7
Preferred unit distribution                    (3,869)        (3,869)            --         --
--------------------------------------------------------------------------------------------------

Net income available to
  common unitholders                        $  41,722      $  36,944      $   4,778         12.9%
==================================================================================================


The following is a summary of the changes in revenue from rental operations and property expenses divided into Acquired Properties, Same-Store Properties and Dispositions (in thousands):


                                                Total                 Acquired              Same-Store
                                        Operating Partnership        Properties             Properties              Dispositions
                                        ---------------------        ----------             ----------              ------------
                                        Dollar        Percent    Dollar      Percent   Dollar        Percent    Dollar       Percent
                                        Change        Change     Change       Change   Change        Change     Change       Change
------------------------------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                             $  5,518         4.8%    $  3,678       3.2%   $  2,328         2.0%    $   (488)      (0.4)%
Escalations and recoveries
   from tenants                           1,808        12.2          229       1.5       1,675        11.3          (96)      (0.6)
Parking and other                          (578)      (14.8)          24       0.6        (595)      (15.2)          (7)      (0.2)
------------------------------------------------------------------------------------------------------------------------------------
   Total                               $  6,748         5.0%    $  3,931       2.9%   $  3,408         2.5%    $   (591)      (0.4)%
====================================================================================================================================


PROPERTY EXPENSES:
Real estate taxes                      $    861         6.2%    $    378       2.7%   $    580         4.2%    $    (97)      (0.7)%
Utilities                                   787         8.2          216       2.3         574         6.0           (3)      (0.1)
Operating services                          655         3.8          576       3.4         155         0.8          (76)      (0.4)
------------------------------------------------------------------------------------------------------------------------------------
   Total                               $  2,303         5.7%    $  1,170       2.9%   $  1,309         3.3%    $   (176)      (0.5)%
====================================================================================================================================

OTHER DATA:
Number of wholly-owned properties           254                       12                   242                        2
Square feet (in thousands)               27,444                      799                26,645                      190


Base rents for the Same-Store Properties increased $2.3 million, or 2.0 percent, for 2000 as compared to 1999, due primarily to rental rate increases in 2000. Escalations and recoveries from tenants for the Same-Store Properties increased $1.7 million, or 11.3 percent, for 2000 over 1999, due to the recovery of an increased amount of total property expenses, as well as additional settle-up billings in 2000. Parking and other income for the Same-Store Properties decreased $0.6 million, or 15.2 percent, due primarily to lease termination fees received in 1999.

Real estate taxes on the Same-Store Properties increased $0.6 million, or 4.2 percent, for 2000 as compared to 1999, due primarily to property tax rate increases in certain municipalities in 2000. Utilities for the Same-Store Properties increased $0.6 million, or 6.0 percent, for 2000 as compared to 1999, due primarily to increased usage in 2000. Operating services for the Operating Partnership increased $0.7 million, or 3.8 percent, due substantially to the Acquired Properties.

Equity in earnings of unconsolidated joint ventures increased $1.3 million in 2000 as compared to 1999. This is due primarily to additional joint venture investments made by the Operating Partnership (see Note 4 to the Financial Statements).

Interest income was substantially the same in 2000 as compared to 1999.

General and administrative expense decreased by $1.9 million, or 23.2 percent, for 2000 as compared to 1999. This decrease is due primarily to decreased payroll and related costs in 2000.

Depreciation and amortization increased by $0.2 million, or 1.0 percent, for 2000 over 1999. Of this increase, $0.6 million or 2.8 percent, is attributable to the Acquired Properties, partially offset by a decrease of $0.3 million, or
1.3 percent, due to the Same-Store Properties and a decrease of $0.1 million, or
0.5 percent, due to the Dispositions.

Interest expense increased $2.8 million, or 11.9 percent, for 2000 as compared to 1999. This increase is due primarily to the replacement in 1999 of short-term credit facility borrowings with long-term fixed rate unsecured debt.

Income before gain on sale of land and minority interest increased to $45.4 million in 2000 from $40.8 million in 1999. The increase of approximately $4.6 million is due to the factors discussed above.

Net income available to common unitholders increased by $4.8 million, from $36.9 million in 1999 to $41.7 million in 2000. This increase was a result of an increase in income before gain on sale of land and minority interest of $4.6 million, and a gain on sale of land of $2.3 million in 2000. These were partially offset by an increase in minority interest of $2.1 million.

LIQUIDITY AND CAPITAL RESOURCES

STATEMENT OF CASH FLOWS
During the three months ended March 31, 2000, the Operating Partnership generated $39.0 million in cash flows from operating activities, and together with $67.9 million in borrowings from the Operating Partnership's revolving credit facilities, $1.3 million in distributions received from unconsolidated joint ventures, $4.2 million in proceeds from a sale of land, $0.7 million from restricted cash and $2.5 million from the Operating Partnership's cash reserves, used an aggregate of approximately $115.6 million to acquire properties and land parcels and pay for other tenant and building improvements totaling $39.8 million, repay outstanding borrowings on its revolving credit facilities and other mortgage debt of $29.5 million, pay quarterly distributions of $42.5 million, invest $2.6 million in unconsolidated joint ventures, and distribute $1.2 million to consolidated partially-owned properties.

CAPITALIZATION
In August 1998, the Board of Directors of the Corporation authorized a share repurchase program under which the Corporation was permitted to purchase up to $100.0 million of the Corporation's outstanding common stock. Purchases could be made from time to time in open market transactions at prevailing prices or through privately negotiated transactions. Subsequently, through March 31, 2000, the Corporation purchased for constructive retirement, 1,869,200 shares of its outstanding common stock for an aggregate cost of approximately $52.6 million. Concurrent with these purchases, the Corporation sold to the Operating Partnership 1,869,200 common units for approximately $52.6 million.

As of March 31, 2000, the Operating Partnership's total indebtedness of $1.5 billion (weighted average interest rate of 7.19 percent) was comprised of $288.4 million of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 6.93 percent) and fixed rate debt of $1.2 billion (weighted average rate of 7.24 percent).

As of March 31, 2000, the Operating Partnership had outstanding borrowings of $216.2 million under its revolving credit facilities (with aggregate borrowing capacity of $1.1 billion). The total outstanding borrowings were from the Unsecured Facility, with no outstanding borrowings under the Prudential Facility. The Unsecured Facility, with 28 lender banks, carries an interest rate, at the Operating Partnership's election, of either 90 basis points over LIBOR or the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points and matures in April 2001. The interest rate is currently LIBOR plus 90 basis points. The Prudential Facility carries an interest rate of 110 basis points over LIBOR and matures in March 2001.

The terms of the Unsecured Facility include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the maximum leverage ratio, the maximum amount of secured indebtedness, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations. The dividend restriction referred to above provides that, except to enable the Corporation to continue to qualify as a REIT under the Code, the Corporation will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90 percent of funds from operations for such period, subject to certain other adjustments. The Unsecured Facility also requires a 17.5 basis point fee on the unused balance payable quarterly in arrears.

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

As of March 31, 2000, the Operating Partnership had 224 unencumbered properties, totaling 20.5 million square feet, representing 74.8 percent of the Operating Partnership's total portfolio on a square footage basis.

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

The Operating Partnership expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operating activities, along with the Unsecured Facility and the Prudential Facility. The Operating Partnership is frequently examining potential property acquisitions and construction projects and, at any given time, one or more of such acquisitions or construction projects may be under consideration. Accordingly, the ability to fund property acquisitions and construction projects is a major part of the Operating Partnership's financing requirements. The Operating Partnership expects to meet its financing requirements through funds generated from operating activities, proceeds from property sales, long-term or short-term borrowings (including draws on the Operating Partnership's revolving credit facilities) and the issuance of additional debt or equity securities. In addition, the Operating Partnership anticipates utilizing the Unsecured Facility and the Prudential Facility primarily to fund property acquisitions and construction projects.

As of March 31, 2000, the Operating Partnership's total debt had a weighted average term to maturity of 5.1 years. The Operating Partnership does not intend to reserve funds to retire the unsecured corporate debt, Harborside mortgages, $150.0 Million Prudential Mortgage Loan, its other property mortgages or other long-term mortgages and loans payable upon maturity. Instead, the Operating Partnership will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities. The Operating Partnership is reviewing various refinancing options, including the issuance of additional unsecured corporate debt, preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during 2000. The Operating Partnership anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Operating Partnership's capital and liquidity needs both in the short and long-term. However, if these sources of funds are insufficient or unavailable, the Operating Partnership's ability to make the expected distributions discussed below may be adversely affected.

To maintain its qualification as a REIT, the Corporation must make annual distributions to its stockholders of at least 95 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. The Corporation currently relies on the distributions it receives from the Operating Partnership to make distributions to its stockholders. Moreover, the Operating Partnership intends to continue to make regular quarterly distributions to its unitholders which, based upon current policy, in the aggregate would equal approximately $154.9 million on an annualized basis. However, any such distribution, would only be paid out of available cash after meeting operating requirements, scheduled debt service on mortgages and loans payable, and preferred unit distributions.

SIGNIFICANT TENANTS

The following table sets forth a schedule of the Operating Partnership's 20 largest tenants for the Consolidated Properties as of March 31, 2000, based upon annualized base rents:


                                                                     Percentage of                    Percentage of
                                                 Annualized      Operating Partnership   Square           Total            Year of
                                  Number of      Base Rental        Annualized Base       Feet    Operating Partnership     Lease
                                 Properties    Revenue ($) (1)    Rental Revenue (%)     Leased     Leased Sq.Ft. (%)    Expiration
------------------------------------------------------------------------------------------------------------------------------------
Donaldson, Lufkin &
  Jenrette Securities Corp. (2)      2            18,067,060             3.8             713,582         2.7              2011 (3)
AT&T Corporation                     5            14,649,475             3.1             995,596         3.8              2009 (4)
AT&T Wireless Services               2             8,199,959             1.7             382,030         1.5              2007 (5)
IBM Corporation                      5             7,553,299             1.6             391,910         1.5              2007 (6)
Keystone Mercy Health Plan           3             7,188,931             1.5             315,304         1.2              2015 (7)
Prentice-Hall Inc.                   1             6,744,495             1.4             474,801         1.8              2014
Allstate Insurance Company          10             6,388,017             1.4             293,820         1.1              2009 (8)
Nabisco Inc.                         2             5,467,178             1.2             300,378         1.2              2005
Toys `R' US - NJ, Inc.               1             5,342,672             1.1             242,518         0.9              2012
American Institute of Certified
  Public Accountants                 1             4,981,357             1.1             249,768         1.0              2012
Board of Gov./Federal Reserve        1             4,627,379             1.0             117,008         0.4              2009 (9)
Dean Witter Trust Company            1             4,319,508             0.9             221,019         0.8              2008
Winston & Strawn                     1             4,302,007             0.9             108,100         0.4              2003
CMP Media Inc.                       1             4,206,598             0.9             206,274         0.8              2014
KPMG Peat Marwick, LLP               2             3,824,080             0.8             161,760         0.6              2007(10)
Move.com                             1             3,701,763             0.8              94,917         0.4              2006
Bank of Tokyo - Mitsubishi Ltd.      1             3,378,923             0.7             137,076         0.5              2009
Bankers Trust Harborside Inc.        1             3,272,500             0.7             385,000         1.5              2003
Cendant Operations Inc.              1             3,117,051             0.7             148,431         0.6              2008
Deloitte & Touche USA, LLP           1             3,073,126             0.6             115,967         0.4              2002
------------------------------------------------------------------------------------------------------------------------------------
Totals                                           122,405,378            25.9           6,055,259        23.1
====================================================================================================================================

(1) Annualized base rental revenue is based on actual March 2000 billings times 12. For leases whose rent commences after April 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(2) The Operating Partnership sold its property at 95 Christopher Columbus Drive in which this tenant leased 441,629 square feet representing $9,750,963 annualized base rental revenue. Such leases were scheduled to expire July 2009.
(3)   441,629 square feet expire July 2009; 271,953 square feet expire October
      2011.
(4) 3,950 square feet expire August 2000; 66,268 square feet expire December 2000; 63,278 square feet expire May 2004; 475,100 square feet expire January 2008; 387,000 square feet expire January 2009.
(5) 12,150 square feet expire September 2004; 345,799 square feet expire March 2007; 24,081 square feet expire June 2007.
(6) 29,157 square feet expire October 2000; 28,289 square feet expire January 2002; 1,065 square feet expire November 2002; 85,000 square feet expire December 2005; 248,399 square feet expire December 2007.
(7)   32,171 square feet expire January 2003; 283,133 square feet expire April
      2015.
(8) 22,444 square feet expire July 2001; 70,517 square feet expire June 2002; 71,030 square feet expire September 2002; 18,882 square feet expire April 2003; 2,867 square feet expire January 2004; 36,305 square feet expire January 2005; 23,024 square feet expire November 2005; 6,108 square feet expire August 2006; 31,143 square feet expire April 2008; 11,500 square feet expire April 2009.
(9)   94,719 square feet expire May 2005; 22,289 square feet expire July 2009.
(10) 104,556 square feet expire September 2002; 57,204 square feet expire July 2007.

SCHEDULE OF LEASE EXPIRATIONS

The following table sets forth a schedule of the lease expirations for the total of the Operating Partnership's office, office/flex, industrial/warehouse and stand-alone retail properties, included in the Consolidated Properties, beginning April 1, 2000, assuming that none of the tenants exercise renewal options:


                                                                            Average Annual
                                           Percentage Of                     Rent Per Net
                            Net Rentable    Total Leased      Annualized        Rentable      Percentage Of
                            Area Subject    Square Feet      Base Rental      Square Foot     Annual Base
                Number Of    To Expiring   Represented By    Revenue Under     Represented     Rent Under
Year Of          Leases        Leases        Expiring         Expiring        By Expiring      Expiring
Expiration    Expiring (1)    (Sq. Ft.)    Leases (%) (2)   Leases ($) (3)     Leases ($)      Leases (%)
-----------------------------------------------------------------------------------------------------------
2000.......          413       2,218,813          8.5          38,021,274         17.14            8.0

2001.......          528       3,018,411         11.6          48,714,135         16.14           10.3

2002.......          540       3,573,378         13.7          62,999,403         17.63           13.3

2003.......          414       3,664,073         14.0          63,949,839         17.45           13.5

2004.......          325       2,258,440          8.6          42,551,267         18.84            9.0

2005.......          213       2,575,989          9.9          49,473,325         19.21           10.5

2006.......           87       1,212,928          4.6          25,515,833         21.04            5.4

2007.......           51       1,352,539          5.2          27,754,228         20.52            5.9

2008.......           39       1,548,490          5.9          24,621,164         15.90            5.2

2009.......           41       1,507,489          5.8          30,083,143         19.96            6.4

2010.......           41         657,119          2.5          12,533,034         19.07            2.6

2011 and thereafter   38       2,530,802          9.7          46,773,711         18.48            9.9
-----------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average          2,730      26,118,471        100.0(4)      472,990,356         18.11          100.0
===========================================================================================================

(1) Includes office, office/flex, industrial/warehouse and stand-alone retail property tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.
(2)   Excludes all unleased space as of March 31, 2000.
(3) Annualized base rental revenue is based on actual March 2000 billings times 12. For leases whose rent commences after April 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(4) Reconciliation to Operating Partnership's total net rentable square footage is as follows:


                                                                       SQUARE FEET   PERCENTAGE OF TOTAL
                                                                       -----------   -------------------
Square footage leased to commercial tenants                             26,118,471           95.2%
Square footage used for corporate offices, management offices, building use, retail tenants, food services, other ancillary
 service tenants and occupancy adjustments                                 433,150            1.5
Square footage unleased                                                    892,453            3.3
                                                                        ----------          -----
Total net rentable square footage (does not include
 residential, land lease, retail or not-in-service properties)          27,444,074          100.0%
                                                                        ==========          =====

SCHEDULE OF LEASE EXPIRATIONS: OFFICE PROPERTIES

The following table sets forth a schedule of the lease expirations for the office properties beginning April 1, 2000, assuming that none of the tenants exercise renewal options:


                                                                               Average Annual
                                            Percentage Of                      Rent Per Net
                             Net Rentable   Total Leased       Annualized        Rentable      Percentage Of
                              Area Subject   Square Feet       Base Rental      Square Foot     Annual Base
                 Number Of   To Expiring   Represented By     Revenue Under     Represented     Rent Under
Year Of           Leases       Leases         Expiring          Expiring        By Expiring      Expiring
Expiration     Expiring (1)   (Sq. Ft.)     Leases (%) (2)    Leases ($) (3)     Leases ($)      Leases (%)
-------------------------------------------------------------------------------------------------------------
2000.......         347       1,826,454          8.4          33,524,896         18.36            7.9

2001.......         439       2,327,468         10.7          41,577,906         17.86            9.8

2002.......         442       2,742,228         12.6          54,319,812         19.81           12.8

2003.......         343       3,035,257         14.0          57,694,966         19.01           13.6

2004.......         275       1,750,016          8.1          36,654,024         20.94            8.7

2005.......         174       2,218,605         10.2          45,127,206         20.34           10.7

2006.......          71         951,044          4.4          21,235,448         22.33            5.0

2007.......          43       1,217,108          5.6          25,820,994         21.22            6.1

2008.......          36       1,398,895          6.4          23,679,306         16.93            5.6

2009.......          31       1,376,429          6.3          28,285,533         20.55            6.7

2010.......          33         561,258          2.6          11,197,889         19.95            2.6

2011 and thereafter  32       2,330,114         10.7          44,301,662         19.01           10.5
-------------------------------------------------------------------------------------------------------------
Total/Weighted
  Average         2,266      21,734,876        100.0         423,419,642         19.48          100.0
=============================================================================================================

(1) Includes office tenants only. Excludes leases for amenity, retail, parking and month-to-month office tenants. Some tenants have multiple leases.
(2)   Excludes all unleased space as of March 31, 2000.
(3) Annualized base rental revenue is based on actual March 2000 billings times 12. For leases whose rent commences after April 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: OFFICE/FLEX PROPERTIES

The following table sets forth a schedule of the lease expirations for the office/flex properties beginning April 1, 2000, assuming that none of the tenants exercise renewal options:


                                                                             Average Annual
                                            Percentage Of                     Rent Per Net
                             Net Rentable   Total Leased      Annualized        Rentable      Percentage Of
                             Area Subject    Square Feet      Base Rental      Square Foot     Annual Base
                Number Of    To Expiring  Represented By    Revenue Under     Represented     Rent Under
Year Of          Leases        Leases        Expiring          Expiring        By Expiring      Expiring
Expiration     Expiring (1)   (Sq. Ft.)    Leases (%) (2)    Leases ($) (3)     Leases ($)      Leases (%)
-------------------------------------------------------------------------------------------------------------
2000.......          63         391,024          9.8           4,479,483         11.46            9.9

2001.......          86         681,496         17.1           7,043,952         10.34           15.5

2002.......          96         784,710         19.7           8,181,884         10.43           18.0

2003.......          67         530,842         13.3           5,759,750         10.85           12.7

2004.......          39         299,004          7.5           3,418,751         11.43            7.5

2005.......          36         344,230          8.6           4,177,610         12.14            9.2

2006.......          16         261,884          6.6           4,280,385         16.34            9.4

2007.......           8         135,431          3.4           1,933,234         14.27            4.3

2008.......           3         149,595          3.8             941,858          6.30            2.1

2009.......           9         119,260          3.0           1,691,410         14.18            3.7

2010.......           8          95,861          2.4           1,335,145         13.93            2.9

2011 and thereafter   5         192,688          4.8           2,207,049         11.45            4.8
-------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average           436       3,986,025        100.0          45,450,511         11.40          100.0
=============================================================================================================

(1) Includes office/flex tenants only. Excludes leases for amenity, retail, parking and month-to-month office/flex tenants. Some tenants have multiple leases.
(2)   Excludes all unleased space as of March 31, 2000.
(3) Annualized base rental revenue is based on actual March 2000 billings times 12. For leases whose rent commences after April 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: INDUSTRIAL/WAREHOUSE PROPERTIES

The following table sets forth a schedule of the lease expirations for the industrial/warehouse properties beginning April 1, 2000, assuming that none of the tenants exercise renewal options:


                                                                          Average Annual
                                         Percentage Of                     Rent Per Net
                          Net Rentable   Total Leased      Annualized        Rentable      Percentage Of
                          Area Subject    Square Feet      Base Rental      Square Foot     Annual Base
              Number Of    To Expiring  Represented By    Revenue Under     Represented     Rent Under
Year Of        Leases        Leases        Expiring         Expiring        By Expiring      Expiring
Expiration  Expiring (1)   (Sq. Ft.)    Leases (%) (2)   Leases ($) (3)     Leases ($)      Leases (%)
-------------------------------------------------------------------------------------------------------------
2000.......        3           1,335          0.4              16,895         12.66            0.5

2001.......        3           9,447          2.5              92,277          9.77            2.5

2002.......        2          46,440         12.2             497,707         10.72           13.6

2003.......        4          97,974         25.8             495,123          5.05           13.5

2004.......       10         200,120         52.6           2,283,492         11.41           62.4

2005.......        3          13,154          3.5             168,509         12.81            4.6

2009.......        1          11,800          3.0             106,200          9.00            2.9
-------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average         26         380,270        100.0           3,660,203          9.63          100.0
=============================================================================================================

(1) Includes industrial/warehouse tenants only. Excludes leases for amenity, retail, parking and month-to-month industrial/warehouse tenants. Some tenants have multiple leases.
(2)   Excludes all unleased space as of March 31, 2000.
(3) Annualized base rental revenue is based on actual March 2000 billings times 12. For leases whose rent commences after April 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, the historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: STAND-ALONE RETAIL PROPERTIES

The following table sets forth a schedule of the lease expirations for the stand-alone retail properties beginning April 1, 2000, assuming that none of the tenants exercise renewal options:


                                                                          Average Annual
                                         Percentage Of                     Rent Per Net
                          Net Rentable   Total Leased      Annualized        Rentable    Percentage Of
                          Area Subject    Square Feet      Base Rental      Square Foot   Annual Base
              Number Of    To Expiring  Represented By    Revenue Under     Represented   Rent Under
Year Of        Leases        Leases        Expiring         Expiring        By Expiring    Expiring
Expiration  Expiring (1)   (Sq. Ft.)      Leases (%)     Leases ($) (2)     Leases ($)    Leases (%)
-------------------------------------------------------------------------------------------------------------
2004.......        1           9,300         53.8             195,000         20.97           42.4

2012 ......        1           8,000         46.2             265,000         33.12           57.6
-------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average          2          17,300        100.0             460,000         26.59          100.0
=============================================================================================================

(1)   Includes stand-alone retail property tenants only.
(2) Annualized base rental revenue is based on actual March 2000 billings times 12. For leases whose rent commences after April 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

INDUSTRY DIVERSIFICATION

The following table lists the Operating Partnership's 30 largest industry classifications based on annualized contractual base rent of the Consolidated
Properties:


                                                        Annualized        Percentage of                Percentage of Total
                                                        Base Rental   Operating Partnership   Square        Operating
                                                          Revenue        Annualized Base       Feet        Partnership
Industry Classification (3)                             ($) (1) (2)    Rental Revenue (%)     Leased   Leased Sq. Ft. (%)
-------------------------------------------------------------------------------------------------------------------------
Securities, Commodity Contracts & Other Financial       56,562,395         12.0               2,544,664        9.7
Manufacturing                                           44,927,743          9.5               2,747,078       10.5
Telecommunications                                      35,772,853          7.6               2,253,695        8.6
Computer System Design Svcs.                            32,919,498          7.0               1,800,119        6.9
Insurance Carriers & Related Assistance                 31,176,587          6.6               1,636,238        6.3
Legal Services                                          27,500,898          5.8               1,268,663        4.9
Credit Intermediation & Related Activities              22,157,662          4.7               1,307,731        5.0
Health Care & Social Assistance                         21,972,051          4.6               1,146,936        4.4
Wholesale Trade                                         17,690,542          3.7               1,282,107        4.9
Accounting/Tax Prep.                                    15,814,039          3.3                 752,432        2.9
Other Professional                                      14,923,692          3.2                 899,248        3.4
Retail Trade                                            13,846,891          2.9                 830,476        3.2
Information Services                                    13,256,829          2.8                 622,624        2.4
Publishing Industries                                   12,570,982          2.7                 568,864        2.2
Arts, Entertainment & Recreation                        11,522,255          2.4                 793,248        3.0
Public Administration                                    9,961,562          2.1                 331,504        1.3
Other Services (except Public Administration)            9,187,245          1.9                 730,781        2.8
Transportation                                           8,219,907          1.7                 659,445        2.5
Data Processing Services                                 7,878,985          1.7                 357,975        1.4
Advertising/Related Services                             7,532,985          1.6                 372,339        1.4
Scientific Research/Development                          7,300,312          1.5                 408,000        1.6
Management of Companies & Finance                        7,135,509          1.5                 383,128        1.5
Architectural/Engineering                                5,971,767          1.3                 350,949        1.3
Real Estate & Rental & Leasing                           5,855,815          1.2                 326,782        1.3
Management/Scientific                                    5,526,713          1.2                 281,918        1.1
Construction                                             4,391,752          0.9                 257,847        1.0
Utilities                                                3,597,564          0.8                 172,734        0.7
Educational Services                                     3,395,885          0.7                 200,252        0.8
Admin. & Support, Waste Mgt. & Remediation Svc.          3,169,925          0.7                 232,209        0.9
Monetary Authorities - Central Banks                     2,770,958          0.6                 168,579        0.6
Other                                                    8,478,555          1.8                 429,906        1.5
-------------------------------------------------------------------------------------------------------------------------
Totals                                                 472,990,356        100.0              26,118,471      100.0
=========================================================================================================================

(1) Annualized base rental revenue is based on actual March 2000 billings times 12. For leases whose rent commences after April 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(2) Includes office, office/flex, industrial/warehouse and stand-alone retail tenants only. Excludes leases for amenity, retail, parking and month-to-month office tenants. Some tenants have multiple leases.
(3) The Operating Partnership's tenants are classified according to the U.S. Government's new North American Industrial Classification System (NAICS) which is replacing the Standard Industrial Code (SIC) system.

MARKET DIVERSIFICATION

The following table lists the Operating Partnership's 25 largest markets (MSAs), based on annualized contractual base rent of the Consolidated Properties:

                                                   Annualized       Percentage of
                                                   Base Rental  Operating Partnership       Total
                                                     Revenue       Annualized Base      Property Size     Percentage of
Market (MSA)                                       ($) (1) (2)   Rental Revenue (%)     Rentable Area   Rentable Area (%)
-------------------------------------------------------------------------------------------------------------------------
Bergen-Passaic, NJ                                  81,667,982         17.3               4,530,091          16.5
New York, NY (Westchester-Rockland Counties)        71,823,516         15.2               4,355,070          15.9
Newark, NJ (Essex-Morris-Union Counties)            70,744,496         15.0               3,671,218          13.4
Jersey City, NJ                                     50,747,629         10.7               2,508,700           9.1
Philadelphia, PA-NJ                                 37,993,831          8.0               2,657,858           9.7
Washington, DC-MD-VA                                18,105,468          3.8                 616,549           2.2
Denver, CO                                          16,891,099          3.6               1,007,931           3.7
Dallas, TX                                          14,505,036          3.1                 959,463           3.5
Trenton, NJ (Mercer County)                         13,219,761          2.8                 672,365           2.4
Middlesex-Somerset-Hunterdon, NJ                    12,510,931          2.6                 659,041           2.4
San Antonio, TX                                     11,684,709          2.5                 940,302           3.4
San Francisco, CA                                   10,088,755          2.1                 450,891           1.6
Stamford-Norwalk, CT                                 8,744,573          1.8                 527,250           1.9
Houston, TX                                          8,602,083          1.8                 700,008           2.6
Monmouth-Ocean, NJ                                   6,562,968          1.4                 577,423           2.1
Nassau-Suffolk, NY                                   5,762,698          1.2                 261,849           1.0
Austin-San Marcos, TX                                5,627,516          1.2                 270,703           1.0
Phoenix-Mesa, AZ                                     5,411,031          1.1                 416,967           1.5
Tampa-St. Petersburg-Clearwater, FL                  3,583,925          0.8                 297,429           1.1
Boulder-Longmont, CO                                 3,543,931          0.7                 270,421           1.0
Omaha, NE-IA                                         3,066,925          0.6                 319,535           1.2
Bridgeport, CT                                       2,898,435          0.6                 145,487           0.5
Colorado Springs, CO                                 2,832,524          0.6                 209,987           0.8
Dutchess County, NY                                  2,185,858          0.5                 118,727           0.4
Atlantic-Cape May, NJ                                1,467,726          0.3                  80,344           0.3
Other                                                2,716,950          0.7                 218,465           0.8
=========================================================================================================================
Totals                                             472,990,356        100.0              27,444,074         100.0
=========================================================================================================================

(1) Annualized base rental revenue is based on actual March 2000 billings times
    12. For leases whose rent commences after April 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(2) Includes office, office/flex, industrial/warehouse and stand-alone retail tenants only. Excludes leases for amenity, retail, parking and month-to-month office tenants. Some tenants have multiple leases.

                                PROPERTY LISTING
                                ----------------

                               OFFICE PROPERTIES


                                                                                           PERCENTAGE OF
                                                                  PERCENTAGE               TOTAL OFFICE,
                                                        NET         LEASED      ANNUAL     OFFICE/FLEX,       AVERAGE
                                                     RENTABLE       AS OF        BASE     AND INDUSTRIAL/    BASE RENT
PROPERTY                                    YEAR       AREA        3/31/00       RENT        WAREHOUSE      PER SQ. FT.
LOCATION                                    BUILT    (SQ. FT.)     (%) (1)   ($000'S) (2)  BASE RENT (%)    ($) (3) (5)
-----------------------------------------------------------------------------------------------------------------------
ATLANTIC COUNTY, NEW JERSEY
EGG HARBOR
100 Decadon Drive .....................       1987     40,422       100.0           784         0.17          19.40
200 Decadon Drive .....................       1991     39,922        94.9           737         0.16          19.45

BERGEN COUNTY, NEW JERSEY
FAIR LAWN
17-17 Route 208 North .................       1987    143,000        96.0         3,387         0.71          24.67
FORT LEE
One Bridge Plaza ......................       1981    200,000        98.8         4,636         0.98          23.46
2115 Linwood Avenue (4) ...............       1981     68,000        85.0           453         0.10           7.83
LITTLE FERRY
200 Riser Road ........................       1974    286,628       100.0         1,879         0.40           6.56
MONTVALE
95 Chestnut Ridge Road ................       1975     47,700       100.0           569         0.12          11.93
135 Chestnut Ridge Road ...............       1981     66,150       100.0           971         0.20          14.68
PARAMUS
15 East Midland Avenue ................       1988    259,823       100.0         6,643         1.40          25.57
461 From Road .........................       1988    253,554        99.8         6,021         1.27          23.79
650 From Road .........................       1978    348,510       100.0         7,532         1.59          21.61
140 Ridgewood Avenue ..................       1981    239,680       100.0         5,115         1.08          21.34
61 South Paramus Avenue ...............       1985    269,191       100.0         5,451         1.15          20.25
ROCHELLE PARK
120 Passaic Street ....................       1972     52,000       100.0           576         0.12          11.08
365 West Passaic Street ...............       1976    212,578        93.6         3,546         0.75          17.82
SADDLE RIVER
1 Lake Street .........................    1973/94    474,801       100.0         7,469         1.58          15.73
UPPER SADDLE RIVER
10 Mountainview Road ..................       1986    192,000       100.0         3,716         0.78          19.35
WOODCLIFF LAKE
400 Chestnut Ridge Road ...............       1982     89,200       100.0         2,128         0.45          23.86
470 Chestnut Ridge Road ...............       1987     52,500       100.0         1,192         0.25          22.70
530 Chestnut Ridge Road ...............       1986     57,204       100.0         1,166         0.25          20.38
50 Tice Boulevard .....................       1984    235,000        98.1         4,856         1.03          21.06
300 Tice Boulevard ....................       1991    230,000       100.0         4,942         1.04          21.49

BURLINGTON COUNTY, NEW JERSEY
MOORESTOWN
224 Strawbridge Drive .................       1984     74,000        95.2         1,053         0.22          14.95
228 Strawbridge Drive .................       1984     74,000       100.0         1,434         0.30          19.38

ESSEX COUNTY, NEW JERSEY
MILLBURN
150 J.F. Kennedy Parkway ..............       1980    247,476        95.0         5,772         1.22          24.55
ROSELAND
101 Eisenhower Parkway ................       1980    237,000        94.3         4,105         0.87          18.37
103 Eisenhower Parkway ................       1985    151,545        99.2         3,077         0.65          20.47

HUDSON COUNTY, NEW JERSEY
JERSEY CITY
95 Christopher Columbus Drive (7) .....       1989    621,900       100.0        12,870         2.72          20.69
Harborside Financial Center Plaza I ...       1983    400,000        99.0         3,303         0.70           8.34
Harborside Financial Center Plaza II...       1990    761,200       100.0        17,617         3.73          23.14
Harborside Financial Center Plaza III..       1990    725,600       100.0        16,793         3.54          23.14


                                PROPERTY LISTING
                                ----------------

                               OFFICE PROPERTIES
                                  (CONTINUED)


                                                                                         PERCENTAGE OF
                                                              PERCENTAGE                 TOTAL OFFICE,
                                                  NET           LEASED       ANNUAL      OFFICE/FLEX,       AVERAGE
                                               RENTABLE         AS OF         BASE      AND INDUSTRIAL/    BASE RENT
PROPERTY                            YEAR         AREA          3/31/00        RENT        WAREHOUSE       PER SQ. FT.
LOCATION                            BUILT      (SQ. FT.)       (%) (1)    ($000'S) (2)   BASE RENT (%)    ($) (3) (5)
---------------------------------------------------------------------------------------------------------------------
MERCER COUNTY, NEW JERSEY
PRINCETON
400 Alexander Road (6) .....        1987            n/a            n/a          783           0.17             n/a
103 Carnegie Center ........        1984         96,000          100.0        2,169           0.46           22.59
100 Overlook Center ........        1988        149,600          100.0        3,792           0.80           25.35
5 Vaughn Drive .............        1987         98,500          100.0        2,240           0.47           22.74

MIDDLESEX COUNTY, NEW JERSEY
EAST BRUNSWICK
377 Summerhill Road ........        1977         40,000          100.0          373           0.08            9.33
PLAINSBORO
500 College Road East ......        1984        158,235          100.0        3,402           0.72           21.50
SOUTH BRUNSWICK
3 Independence Way .........        1983        111,300           99.9        1,999           0.42           17.98
WOODBRIDGE
581 Main Street ............        1991        200,000          100.0        4,552           0.96           22.76

MONMOUTH COUNTY, NEW JERSEY
NEPTUNE
3600 Route 66 ..............        1989        180,000          100.0        2,413           0.51           13.41
WALL TOWNSHIP
1305 Campus Parkway ........        1988         23,350           92.4          419           0.09           19.42
1350 Campus Parkway ........        1990         79,747           94.7        1,337           0.28           16.78

MORRIS COUNTY, NEW JERSEY
FLORHAM PARK
325 Columbia Turnpike ......        1987        168,144          100.0        3,895           0.82           23.16
MORRIS PLAINS
201 Littleton Road .........        1979         88,369          100.0        1,710           0.36           19.35
250 Johnson Road ...........        1977         75,000          100.0        1,090           0.23           14.53
MORRIS TOWNSHIP
340 Mt. Kemble Avenue ......        1985        387,000          100.0        5,529           1.17           14.29
412 Mt. Kemble Avenue ......        1986        475,100          100.0        6,902           1.46           14.53
PARSIPPANY
7 Campus Drive .............        1982        154,395          100.0        2,550           0.54           16.50
8 Campus Drive .............        1987        215,265           92.8        4,964           1.05           23.06
2 Dryden Way ...............        1990          6,216          100.0           68           0.01           10.94
2 Hilton Court .............        1991        181,592          100.0        4,495           0.95           24.75
600 Parsippany Road ........        1978         96,000          100.0        1,393           0.29           14.51
1 Sylvan Way ...............        1989        150,557          100.0        3,503           0.74           23.27
5 Sylvan Way ...............        1989        151,383           96.8        3,473           0.73           23.70
7 Sylvan Way ...............        1987        145,983          100.0        2,920           0.62           20.00

PASSAIC COUNTY, NEW JERSEY
CLIFTON
777 Passaic Avenue .........        1983         75,000           65.1          986           0.21           20.19
TOTOWA
999 Riverview Drive ........        1988         56,066          100.0          934           0.20           16.66
WAYNE
201 Willowbrook Boulevard ..        1970        178,329           99.0        2,440           0.52           13.82


                                PROPERTY LISTING
                                ----------------

                               OFFICE PROPERTIES
                                  (CONTINUED)


                                                                                         PERCENTAGE OF
                                                              PERCENTAGE                 TOTAL OFFICE,
                                                  NET           LEASED       ANNUAL      OFFICE/FLEX,       AVERAGE
                                               RENTABLE         AS OF         BASE      AND INDUSTRIAL/    BASE RENT
PROPERTY                            YEAR         AREA          3/31/00        RENT        WAREHOUSE       PER SQ. FT.
LOCATION                            BUILT      (SQ. FT.)       (%) (1)    ($000'S) (2)   BASE RENT (%)    ($) (3) (5)
---------------------------------------------------------------------------------------------------------------------
SOMERSET COUNTY, NEW JERSEY
BASKING RIDGE
222 Mt. Airy Road ..........        1986         49,000          100.0          742          0.16            15.14
233 Mt. Airy Road ..........        1987         66,000          100.0          762          0.16            11.55
BRIDGEWATER
721 Route 202/206 ..........        1989        192,741          100.0        3,989          0.84            20.70

UNION COUNTY, NEW JERSEY
CLARK
100 Walnut Avenue ..........        1985        182,555          100.0        4,528          0.96            24.80
CRANFORD
6 Commerce Drive ...........        1973         56,000          100.0        1,063          0.22            18.98
11 Commerce Drive ..........        1981         90,000           90.8        1,079          0.23            13.20
12 Commerce Drive ..........        1967         72,260           89.4          613          0.13             9.49
20 Commerce Drive ..........        1990        176,600           92.7        3,660          0.77            22.36
65 Jackson Drive ...........        1984         82,778          100.0        1,593          0.34            19.24
NEW PROVIDENCE
890 Mountain Road ..........        1977         80,000          100.0        2,049          0.43            25.61

---------------------------------------------------------------------------------------------------------------------
TOTAL NEW JERSEY OFFICE                      11,939,649           98.9      230,202         48.63            19.50
---------------------------------------------------------------------------------------------------------------------

DUTCHESS COUNTY, NEW YORK
FISHKILL
300 South Lake Drive .......        1987        118,727           99.8        2,132          0.45            17.99

NASSAU COUNTY, NEW YORK
NORTH HEMPSTEAD
111 East Shore Road ........        1980         55,575          100.0        1,515          0.32            27.26
600 Community Drive ........        1983        206,274          100.0        4,900          1.03            23.75

ROCKLAND COUNTY, NEW YORK
SUFFERN
400 Rella Boulevard ........        1988        180,000           98.2        3,545          0.75            20.06

WESTCHESTER COUNTY, NEW YORK
ELMSFORD
100 Clearbrook Road ........        1975         60,000          100.0          912          0.19            15.20
101 Executive Boulevard ....        1971         50,000           79.5          802          0.17            20.18
570 Taxter Road ............        1972         75,000           89.4        1,392          0.29            20.76
HAWTHORNE
30 Saw Mill River Road .....        1982        248,400          100.0        5,220          1.10            21.01
1 Skyline Drive ............        1980         20,400           99.0          249          0.05            12.33
2 Skyline Drive ............        1987         30,000           98.9          504          0.11            16.99
17 Skyline Drive ...........        1989         85,000          100.0        1,235          0.26            14.53
7 Skyline Drive ............        1987        109,000          100.0        2,154          0.45            19.76
TARRYTOWN
200 White Plains Road ......        1982         89,000           86.3        1,814          0.38            23.62
220 White Plains Road ......        1984         89,000           99.4        1,741          0.37            19.68
WHITE PLAINS
1 Barker Avenue ............        1975         68,000           99.0        1,567          0.33            23.28
3 Barker Avenue ............        1983         65,300          100.0        1,372          0.29            21.01
50 Main Street .............        1985        309,000           98.8        7,642          1.61            25.04
11 Martine Avenue ..........        1987        180,000          100.0        4,186          0.88            21.97
1 Water Street .............        1979         45,700           97.8          956          0.20            21.39


                                PROPERTY LISTING
                                ----------------

                               OFFICE PROPERTIES
                                  (CONTINUED)


                                                                                         PERCENTAGE OF
                                                              PERCENTAGE                 TOTAL OFFICE,
                                                  NET           LEASED       ANNUAL      OFFICE/FLEX,       AVERAGE
                                               RENTABLE         AS OF         BASE      AND INDUSTRIAL/    BASE RENT
PROPERTY                            YEAR         AREA          3/31/00        RENT        WAREHOUSE       PER SQ. FT.
LOCATION                            BUILT      (SQ. FT.)       (%) (1)    ($000'S) (2)   BASE RENT (%)    ($) (3) (5)
---------------------------------------------------------------------------------------------------------------------
YONKERS
1 Executive Boulevard ............  1982          112,000        100.0        2,383          0.50            21.28
3 Executive Plaza ................  1987           58,000        100.0        1,110          0.23            19.14

---------------------------------------------------------------------------------------------------------------------
TOTAL NEW YORK OFFICE                           2,254,376         98.2       47,331          9.96            21.38
---------------------------------------------------------------------------------------------------------------------

CHESTER COUNTY, PENNSYLVANIA
BERWYN
1000 Westlakes Drive .............  1989           60,696         96.2        1,423          0.30            24.37
1055 Westlakes Drive .............  1990          118,487        100.0        2,298          0.49            19.39
1205 Westlakes Drive .............  1988          130,265         99.8        2,840          0.60            21.85
1235 Westlakes Drive .............  1986          134,902         98.6        2,981          0.63            22.41

DELAWARE COUNTY, PENNSYLVANIA
LESTER
100 Stevens Drive ................  1986           95,000        100.0          926          0.20             9.75
200 Stevens Drive ................  1987          208,000        100.0        4,150          0.88            19.95
300 Stevens Drive ................  1992           68,000         82.5        1,167          0.25            20.80
MEDIA
1400 Providence Road - Center I ..  1986          100,000         89.1        1,834          0.39            20.58
1400 Providence Road - Center II..  1990          160,000         91.0        3,124          0.66            21.46

MONTGOMERY COUNTY, PENNSYLVANIA
LOWER PROVIDENCE
1000 Madison Avenue ..............  1990          100,700        100.0        1,723          0.36            17.11
PLYMOUTH MEETING
1150 Plymouth Meeting Mall........  1970          167,748         98.5        3,095          0.65            18.73
Five Sentry Parkway East .........  1984           91,600        100.0        1,498          0.32            16.35
Five Sentry Parkway West .........  1984           38,400        100.0          652          0.14            16.98

---------------------------------------------------------------------------------------------------------------------
TOTAL PENNSYLVANIA OFFICE                       1,473,798         97.0       27,711          5.87            19.38
---------------------------------------------------------------------------------------------------------------------

FAIRFIELD COUNTY, CONNECTICUT
GREENWICH
500 West Putnam ..................  1973          121,250         96.9        2,672          0.56            22.74
NORWALK
40 Richards Avenue ...............  1985          145,487         95.5        2,856          0.60            20.56
SHELTON
1000 Bridgeport Avenue ...........  1986          133,000         87.3        2,418          0.51            20.83

---------------------------------------------------------------------------------------------------------------------
TOTAL CONNECTICUT OFFICE                         399,737         93.2        7,946          1.67            21.33
---------------------------------------------------------------------------------------------------------------------

DISTRICT OF COLUMBIA
WASHINGTON
1201 Connecticut Avenue, NW (4) ..  1940          169,549         86.1        4,553          0.96            31.19
1400 L Street, NW ................  1987          159,000         95.4        5,870          1.24            38.70
1709 New York Avenue, NW .........  1972          166,000        100.0        6,425          1.36            38.70

---------------------------------------------------------------------------------------------------------------------
TOTAL DISTRICT OF COLUMBIA OFFICE                 494,549         93.8       16,848          3.56            36.34
---------------------------------------------------------------------------------------------------------------------


                                PROPERTY LISTING
                                ----------------

                               OFFICE PROPERTIES
                                  (CONTINUED)


                                                                                         PERCENTAGE OF
                                                              PERCENTAGE                 TOTAL OFFICE,
                                                  NET           LEASED       ANNUAL      OFFICE/FLEX,       AVERAGE
                                               RENTABLE         AS OF         BASE      AND INDUSTRIAL/    BASE RENT
PROPERTY                            YEAR         AREA          3/31/00        RENT        WAREHOUSE       PER SQ. FT.
LOCATION                            BUILT      (SQ. FT.)       (%) (1)    ($000'S) (2)   BASE RENT (%)    ($) (3) (5)
---------------------------------------------------------------------------------------------------------------------
PRINCE GEORGE'S COUNTY, MARYLAND
LANHAM
4200 Parliament Place ............  1989          122,000         91.3       2,232           0.47            20.04

---------------------------------------------------------------------------------------------------------------------
TOTAL MARYLAND OFFICE                             122,000         91.3       2,232           0.47            20.04
---------------------------------------------------------------------------------------------------------------------

BEXAR COUNTY, TEXAS
SAN ANTONIO
200 Concord Plaza Drive ..........  1986          248,700         96.4       4,523           0.95            18.87
1777 N.E. Loop 410 ...............  1986          256,137         92.5       3,464           0.73            14.62
84 N.E. Loop 410 .................  1971          187,312         89.2       2,459           0.52            14.72
111 Soledad ......................  1918          248,153         92.4       2,313           0.49            10.09

COLLIN COUNTY, TEXAS
PLANO
555 Republic Place ...............  1986           97,889         96.1       1,393           0.29            14.81

DALLAS COUNTY,TEXAS
DALLAS
3030 LBJ Freeway .................  1984          367,018         96.5       6,228           1.31            17.58
3100 Monticello ..................  1984          173,837         92.5       2,788           0.59            17.34
8214 Westchester .................  1983           95,509         87.8       1,270           0.27            15.14
IRVING
2300 Valley View .................  1985          142,634         78.5       2,427           0.51            21.68
RICHARDSON
1122 Alma Road ...................  1977           82,576        100.0         607           0.13             7.35

HARRIS COUNTY, TEXAS
HOUSTON
14511 Falling Creek ..............  1982           70,999         96.3         825           0.17            12.07
5225 Katy Freeway ................  1983          112,213         97.6       1,330           0.28            12.14
5300 Memorial ....................  1982          155,099        100.0       2,028           0.43            13.08
1717 St. James Place .............  1975          109,574         97.8       1,327           0.28            12.38
1770 St. James Place .............  1973          103,689         90.1       1,362           0.29            14.58
10497 Town & Country Way .........  1981          148,434         82.4       1,948           0.41            15.93

POTTER COUNTY, TEXAS
AMARILLO
6900 IH - 40 West (7) ............  1986           71,771         77.2         556           0.12            10.03

TARRANT COUNTY, TEXAS
EULESS
150 West Parkway .................  1984           74,429         95.9       1,042           0.22            14.60

TRAVIS COUNTY, TEXAS
AUSTIN
1250 Capital of Texas Hwy. South..  1985          270,703         98.8       5,533           1.17            20.69

---------------------------------------------------------------------------------------------------------------------
TOTAL TEXAS OFFICE                              3,016,676         93.2      43,423           9.16            15.45
---------------------------------------------------------------------------------------------------------------------


                                PROPERTY LISTING
                                ----------------

                               OFFICE PROPERTIES
                                  (CONTINUED)


                                                                                         PERCENTAGE OF
                                                              PERCENTAGE                 TOTAL OFFICE,
                                                  NET           LEASED       ANNUAL      OFFICE/FLEX,       AVERAGE
                                               RENTABLE         AS OF         BASE      AND INDUSTRIAL/    BASE RENT
PROPERTY                            YEAR         AREA          3/31/00        RENT        WAREHOUSE       PER SQ. FT.
LOCATION                            BUILT      (SQ. FT.)       (%) (1)    ($000'S) (2)   BASE RENT (%)    ($) (3) (5)
---------------------------------------------------------------------------------------------------------------------
MARICOPA COUNTY, ARIZONA
GLENDALE
5551 West Talavi Boulevard ..       1991        181,596          100.0      1,615            0.34             8.89
PHOENIX
19640 North 31st Street .....       1990        124,171          100.0      1,235            0.26             9.95
20002 North 19th Avenue (6) .       1986            n/a            n/a        476            0.10              n/a
SCOTTSDALE
9060 E. Via Linda Boulevard .       1984        111,200          100.0      2,406            0.51            21.64

---------------------------------------------------------------------------------------------------------------------
TOTAL ARIZONA OFFICE                            416,967          100.0      5,732            1.21            13.75
---------------------------------------------------------------------------------------------------------------------

ARAPAHOE COUNTY, COLORADO
AURORA
750 South Richfield Street ..       1997        108,240          100.0      2,911            0.61            26.89
DENVER
400 South Colorado Boulevard.       1983        125,415           99.4      1,974            0.42            15.83
ENGLEWOOD
9359 East Nichols Avenue ....       1997         72,610          100.0        903            0.19            12.44
5350 South Roslyn Street ....       1982         63,754           96.2      1,065            0.22            17.36

BOULDER COUNTY, COLORADO
BROOMFIELD
105 South Technology Court ..       1997         37,574          100.0        537            0.11            14.29
303 South Technology Court-A.       1997         34,454          100.0        388            0.08            11.27
303 South Technology Court-B.       1997         40,416          100.0        456            0.10            11.28
LOUISVILLE
1172 Century Drive ..........       1996         49,566          100.0        623            0.13            12.57
248 Centennial Parkway ......       1996         39,266          100.0        490            0.10            12.47
285 Century Place ...........       1997         69,145          100.0      1,119            0.24            16.18

DENVER COUNTY, COLORADO
DENVER
3600 South Yosemite .........       1974        133,743          100.0      1,288            0.27             9.63

DOUGLAS COUNTY, COLORADO
ENGLEWOOD
384 Inverness Drive South ...       1985         51,523          100.0        808            0.17            15.68
400 Inverness Drive .........       1997        111,608           99.9      2,734            0.58            24.52
67 Inverness Drive East .....       1996         54,280          100.0        653            0.14            12.03
5975 South Quebec Street ....       1996        102,877           99.8      2,362            0.50            23.01
PARKER
9777 Pyramid Court ..........       1995        120,281          100.0      1,323            0.28            11.00

EL PASO COUNTY, COLORADO
COLORADO SPRINGS
8415 Explorer ...............       1998         47,368          100.0        528            0.11            11.15
1975 Research Parkway .......       1997        115,250          100.0      1,701            0.36            14.76
2375 Telstar Drive ..........       1998         47,369          100.0        528            0.11            11.15


                                PROPERTY LISTING
                                ----------------

                               OFFICE PROPERTIES
                                  (CONTINUED)


                                                                                         PERCENTAGE OF
                                                              PERCENTAGE                 TOTAL OFFICE,
                                                  NET           LEASED       ANNUAL      OFFICE/FLEX,       AVERAGE
                                               RENTABLE         AS OF         BASE      AND INDUSTRIAL/    BASE RENT
PROPERTY                            YEAR         AREA          3/31/00        RENT        WAREHOUSE       PER SQ. FT.
LOCATION                            BUILT      (SQ. FT.)       (%) (1)    ($000'S) (2)   BASE RENT (%)    ($) (3) (5)
---------------------------------------------------------------------------------------------------------------------
JEFFERSON COUNTY, COLORADO
LAKEWOOD
141 Union Boulevard ............    1985          63,600         98.9           1,101          0.23           17.50

---------------------------------------------------------------------------------------------------------------------
TOTAL COLORADO OFFICE                          1,488,339         99.7          23,492          4.95           15.83
---------------------------------------------------------------------------------------------------------------------

SAN FRANCISCO COUNTY, CALIFORNIA
SAN FRANCISCO
795 Folsom Street (4) ..........    1977         183,445         86.2           4,184          0.88           26.46
760 Market Street ..............    1908         267,446         93.6           7,586          1.60           30.30

---------------------------------------------------------------------------------------------------------------------
TOTAL CALIFORNIA OFFICE                          450,891         90.6          11,770          2.48           28.81
---------------------------------------------------------------------------------------------------------------------

HILLSBOROUGH COUNTY, FLORIDA
TAMPA
501 Kennedy Boulevard ..........    1982         297,429         95.4           3,648          0.77           12.86

---------------------------------------------------------------------------------------------------------------------
TOTAL FLORIDA OFFICE                             297,429         95.4           3,648          0.77           12.86
---------------------------------------------------------------------------------------------------------------------

POLK COUNTY, IOWA
WEST DES MOINES
2600 Westown Parkway ...........    1988          72,265         97.5           1,125          0.24           15.97

---------------------------------------------------------------------------------------------------------------------
TOTAL IOWA OFFICE                                 72,265         97.5           1,125          0.24           15.97
---------------------------------------------------------------------------------------------------------------------

DOUGLAS COUNTY, NEBRASKA
OMAHA
210 South 16th Street ..........    1894         319,535         93.4           3,252          0.69           10.90

---------------------------------------------------------------------------------------------------------------------
TOTAL NEBRASKA OFFICE                            319,535         93.4           3,252          0.69           10.90
---------------------------------------------------------------------------------------------------------------------

TOTAL OFFICE PROPERTIES                       22,746,211         97.4         424,712         89.66           19.16
=====================================================================================================================


                                PROPERTY LISTING
                                ----------------

                             OFFICE/FLEX PROPERTIES


                                                                                         PERCENTAGE OF
                                                              PERCENTAGE                 TOTAL OFFICE,
                                                  NET           LEASED       ANNUAL      OFFICE/FLEX,       AVERAGE
                                               RENTABLE         AS OF         BASE      AND INDUSTRIAL/    BASE RENT
PROPERTY                            YEAR         AREA          3/31/00        RENT        WAREHOUSE       PER SQ. FT.
LOCATION                            BUILT      (SQ. FT.)       (%) (1)    ($000'S) (2)   BASE RENT (%)    ($) (3) (5)
---------------------------------------------------------------------------------------------------------------------
BURLINGTON COUNTY, NEW JERSEY
BURLINGTON
3 Terri Lane ................       1991        64,500           77.7          425           0.09             8.48
5 Terri Lane ................       1992        74,555           62.2          464           0.10            10.01
MOORESTOWN
2 Commerce Drive (4) ........       1986        49,000          100.0          362           0.08             7.40
101 Commerce Drive ..........       1988        64,700          100.0          336           0.07             5.19
102 Commerce Drive (4) ......       1987        38,400           87.5          176           0.04             5.23
201 Commerce Drive ..........       1986        38,400          100.0          197           0.04             5.13
202 Commerce Drive (4) ......       1988        51,200          100.0          269           0.06             5.26
1 Executive Drive ...........       1989        20,570           91.2           85           0.02             4.53
2 Executive Drive (4) .......       1988        60,800          100.0          458           0.10             5.23
101 Executive Drive .........       1990        29,355           45.8          134           0.03             9.97
102 Executive Drive .........       1990        64,000           90.0          414           0.09             7.19
225 Executive Drive .........       1990        50,600          100.0          314           0.07             6.21
97 Foster Road ..............       1982        43,200          100.0          187           0.04             4.33
1507 Lancer Drive ...........       1995        32,700          100.0          139           0.03             4.25
1510 Lancer Drive ...........       1998        88,000          100.0          370           0.08             4.20
1256 North Church ...........       1984        63,495           49.9          360           0.08            11.36
840 North Lenola ............       1995        38,300          100.0          271           0.06             7.08
844 North Lenola ............       1995        28,670          100.0          213           0.04             7.43
30 Twosome Drive ............       1997        39,675          100.0          223           0.05             5.62
40 Twosome Drive ............       1996        40,265           63.1          220           0.05             8.66
50 Twosome Drive ............       1997        34,075          100.0          269           0.06             7.89
WEST DEPTFORD
1451 Metropolitan Drive .....       1996        21,600          100.0          148           0.03             6.85

MERCER COUNTY, NEW JERSEY
HAMILTON TOWNSHIP
100 Horizon Drive ...........       1989        13,275            0.0           13           0.00             0.00
200 Horizon Drive ...........       1991        45,770           85.3          446           0.09            11.42
300 Horizon Drive ...........       1989        69,780           73.8          876           0.18            17.01
500 Horizon Drive ...........       1990        41,205           51.7          356           0.08            16.71

MONMOUTH COUNTY, NEW JERSEY
WALL TOWNSHIP
1325 Campus Parkway .........       1988        35,000           18.4          253           0.05            39.29
1340 Campus Parkway .........       1992        72,502           94.6          786           0.17            11.46
1345 Campus Parkway .........       1995        76,300          100.0          705           0.15             9.24
1433 Highway 34 .............       1985        69,020           65.3          451           0.10            10.01
1320 Wykoff Avenue ..........       1986        20,336            0.0           20           0.00             0.00
1324 Wykoff Avenue ..........       1987        21,168          100.0          192           0.04             9.07

PASSAIC COUNTY, NEW JERSEY
TOTOWA
1 Center Court ..............       1999        38,961          100.0          143           0.03             9.71
2 Center Court ..............       1998        30,600           99.3          350           0.07            11.52
11 Commerce Way .............       1989        47,025          100.0          441           0.09             9.38
20 Commerce Way .............       1992        42,540          100.0          392           0.08             9.21
29 Commerce Way .............       1990        48,930          100.0          475           0.10             9.71
40 Commerce Way .............       1987        50,576          100.0          561           0.12            11.09
45 Commerce Way .............       1992        51,207          100.0          481           0.10             9.39
60 Commerce Way .............       1988        50,333           84.3          317           0.07             7.47
80 Commerce Way .............       1996        22,500           93.3          266           0.06            12.67


                                PROPERTY LISTING
                                ----------------

                             OFFICE/FLEX PROPERTIES
                                  (CONTINUED)


                                                                                         PERCENTAGE OF
                                                              PERCENTAGE                 TOTAL OFFICE,
                                                  NET           LEASED       ANNUAL      OFFICE/FLEX,       AVERAGE
                                               RENTABLE         AS OF         BASE      AND INDUSTRIAL/    BASE RENT
PROPERTY                            YEAR         AREA          3/31/00        RENT        WAREHOUSE       PER SQ. FT.
LOCATION                            BUILT      (SQ. FT.)       (%) (1)    ($000'S) (2)   BASE RENT (%)    ($) (3) (5)
---------------------------------------------------------------------------------------------------------------------
100 Commerce Way .................  1996          24,600         96.2           301          0.06            12.72
120 Commerce Way .................  1994           9,024        100.0            91          0.02            10.08
140 Commerce Way .................  1994          26,881         99.5           273          0.06            10.21

---------------------------------------------------------------------------------------------------------------------
TOTAL NEW JERSEY OFFICE/FLEX                   1,943,593         85.2        14,223          3.03             8.59
---------------------------------------------------------------------------------------------------------------------

WESTCHESTER COUNTY, NEW YORK
ELMSFORD
11 Clearbrook Road ...............  1974          31,800        100.0           331          0.07            10.41
75 Clearbrook Road ...............  1990          32,720        100.0           816          0.17            24.94
150 Clearbrook Road ..............  1975          74,900        100.0         1,048          0.22            13.99
175 Clearbrook Road ..............  1973          98,900         98.5         1,435          0.30            14.73
200 Clearbrook Road ..............  1974          94,000         99.8         1,170          0.25            12.47
250 Clearbrook Road ..............  1973         155,000         94.5         1,228          0.26             8.38
50 Executive Boulevard ...........  1969          45,200         97.2           384          0.08             8.74
77 Executive Boulevard ...........  1977          13,000        100.0           167          0.04            12.85
85 Executive Boulevard ...........  1968          31,000         96.5           392          0.08            13.10
300 Executive Boulevard ..........  1970          60,000         99.7           577          0.12             9.65
350 Executive Boulevard ..........  1970          15,400         98.8           243          0.05            15.97
399 Executive Boulevard ..........  1962          80,000        100.0           958          0.20            11.98
400 Executive Boulevard ..........  1970          42,200        100.0           627          0.13            14.86
500 Executive Boulevard ..........  1970          41,600        100.0           571          0.12            13.73
525 Executive Boulevard ..........  1972          61,700         99.8           840          0.18            13.64
1 Westchester Plaza ..............  1967          25,000        100.0           294          0.06            11.76
2 Westchester Plaza ..............  1968          25,000        100.0           439          0.09            17.56
3 Westchester Plaza ..............  1969          93,500         98.5         1,106          0.23            12.01
4 Westchester Plaza ..............  1969          44,700         99.8           626          0.13            14.03
5 Westchester Plaza ..............  1969          20,000        100.0           284          0.06            14.20
6 Westchester Plaza ..............  1968          20,000        100.0           285          0.06            14.25
7 Westchester Plaza ..............  1972          46,200        100.0           649          0.14            14.05
8 Westchester Plaza ..............  1971          67,200        100.0           860          0.18            12.80
HAWTHORNE
200 Saw Mill River Road ..........  1965          51,100        100.0           638          0.13            12.49
4 Skyline Drive ..................  1987          80,600        100.0         1,230          0.26            15.26
8 Skyline Drive ..................  1985          50,000         98.9           741          0.16            14.98
10 Skyline Drive .................  1985          20,000        100.0           283          0.06            14.15
11 Skyline Drive .................  1989          45,000        100.0           679          0.14            15.09
12 Skyline Drive (4) .............  1999          46,850        100.0           699          0.15            14.91
15 Skyline Drive .................  1989          55,000        100.0           860          0.18            15.64

YONKERS
100 Corporate Boulevard ..........  1987          78,000         98.2         1,177          0.25            15.37
200 Corporate Boulevard South.....  1990          84,000         99.8         1,392          0.29            16.60
4 Executive Plaza ................  1986          80,000         99.9         1,028          0.22            12.86
6 Executive Plaza ................  1987          80,000         88.6           987          0.21            12.34
1 Odell Plaza ....................  1980         106,000        100.0         1,294          0.27            12.21
5 Odell Plaza ....................  1983          38,400         99.6           497          0.10            12.99
7 Odell Plaza ....................  1984          42,600         99.6           666          0.14            15.70

---------------------------------------------------------------------------------------------------------------------
TOTAL NEW YORK OFFICE/FLEX                     2,076,570         99.2        27,501          5.78            13.35
---------------------------------------------------------------------------------------------------------------------


                                PROPERTY LISTING
                                ----------------

                             OFFICE/FLEX PROPERTIES
                                  (CONTINUED)


                                                                                         PERCENTAGE OF
                                                              PERCENTAGE                 TOTAL OFFICE,
                                                  NET           LEASED       ANNUAL      OFFICE/FLEX,       AVERAGE
                                               RENTABLE         AS OF         BASE      AND INDUSTRIAL/    BASE RENT
PROPERTY                            YEAR         AREA          3/31/00        RENT        WAREHOUSE       PER SQ. FT.
LOCATION                            BUILT      (SQ. FT.)       (%) (1)    ($000'S) (2)   BASE RENT (%)    ($) (3) (5)
---------------------------------------------------------------------------------------------------------------------
FAIRFIELD COUNTY, CONNECTICUT
STAMFORD
419 West Avenue .............       1986         88,000           99.7         1,430         0.30             16.30
500 West Avenue .............       1988         25,000          100.0           340         0.07             13.60
550 West Avenue .............       1990         54,000          100.0           816         0.17             15.11
600 West Avenue (4) .........       1999         66,000          100.0           453         0.10              6.87
650 West Avenue .............       1998         40,000          100.0           633         0.13             15.83

---------------------------------------------------------------------------------------------------------------------
TOTAL CONNECTICUT OFFICE/FLEX                   273,000           99.9         3,672         0.77             13.47
---------------------------------------------------------------------------------------------------------------------


TOTAL OFFICE/FLEX PROPERTIES                  4,293,163           92.9        45,396         9.58             11.38
=====================================================================================================================


                                PROPERTY LISTING
                                ----------------
                        INDUSTRIAL/WAREHOUSE PROPERTIES


                                                                                                PERCENTAGE OF
                                                                     PERCENTAGE                 TOTAL OFFICE,
                                                         NET           LEASED       ANNUAL      OFFICE/FLEX,       AVERAGE
                                                      RENTABLE         AS OF         BASE      AND INDUSTRIAL/    BASE RENT
PROPERTY                                   YEAR         AREA          3/31/00        RENT        WAREHOUSE       PER SQ. FT.
LOCATION                                   BUILT      (SQ. FT.)       (%) (1)    ($000'S) (2)   BASE RENT (%)    ($) (3) (5)
----------------------------------------------------------------------------------------------------------------------------
WESTCHESTER COUNTY, NEW YORK
ELMSFORD
1 Warehouse Lane ....................      1957           6,600         100.0             57          0.01           8.64
2 Warehouse Lane ....................      1957          10,900         100.0            113          0.02          10.37
3 Warehouse Lane ....................      1957          77,200         100.0            290          0.06           3.76
4 Warehouse Lane ....................      1957         195,500          97.4          1,921          0.41          10.09
5 Warehouse Lane ....................      1957          75,100          97.1            708          0.15           9.71
6 Warehouse Lane ....................      1982          22,100         100.0            513          0.11          23.21

----------------------------------------------------------------------------------------------------------------------------
TOTAL INDUSTRIAL/WAREHOUSE PROPERTIES                   387,400          98.1          3,602          0.76           9.48
----------------------------------------------------------------------------------------------------------------------------


TOTAL OFFICE, OFFICE/FLEX,
  AND INDUSTRIAL/WAREHOUSE
  PROPERTIES                                         27,426,774          96.7        473,710        100.00          17.85
============================================================================================================================


(1)   Based on all leases in effect as of March 31, 2000.
(2) Total base rent for 12 months ended March 31, 2000, determined in accordance with generally accepted accounting principles ("GAAP"). Substantially all of the leases provide for annual base rents plus recoveries and escalation charges based upon the tenant's proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass through of charges for electrical usage. For those properties acquired or placed in service during the 12 months ended March 31, 2000, amounts are annualized, as per Note 4.
(3) Base rent for the 12 months ended March 31, 2000 divided by net rentable square feet leased at March 31, 2000. For those properties acquired or placed in service during 12 months ended March 31, 2000, amounts are annualized, as per Note 4.
(4) As this property was acquired or placed in service during the 12 months ended March 31, 2000, the amounts represented for base rent are annualized. These annualized amounts may not be indicative of the property's results had the Operating Partnership owned or placed such property in service for the entire 12 months ended March 31, 2000.
(5)   Excludes office space leased by the Operating Partnership.
(6)   The property was sold by the Operating Partnership in 1999.
(7)   The property was sold by the Operating Partnership in April 2000.

--------------------

FUNDS FROM OPERATIONS

The Operating Partnership considers funds from operations ("FFO"), after adjustment for straight-lining of rents, one measure of REIT performance. Funds from operations is defined as net income (loss) before distributions to preferred unitholders, computed in accordance with GAAP, excluding gains (or losses) from debt restructuring, other extraordinary and significant non-recurring items, and sales of rental property, plus real estate-related depreciation and amortization. Funds from operations should not be considered as an alternative to net income as an indication of the Operating Partnership's performance or to cash flows as a measure of liquidity. Funds from operations presented herein is not necessarily comparable to funds from operations presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Operating Partnership's funds from operations is comparable to the funds from operations of real estate companies that use the current definition of the National Association of Real Estate Investment Trusts ("NAREIT"), after the adjustment for straight-lining of rents.

NAREIT's definition of funds from operations indicates that the calculation should be made before any extraordinary item (determined in accordance with GAAP), and before any deduction of significant non-recurring events that materially distort the comparative measurement of the Operating Partnership's performance.

Funds from operations for the three months ended March 31, 2000 and 1999 as calculated in accordance with NAREIT's definition as published in October 1999, after adjustment for straight-lining of rents, are summarized in the following table (IN THOUSANDS):


                                                              Three Months Ended March 31,
                                                                 2000             1999
------------------------------------------------------------------------------------------
      Income before non-recurring charges,
          gain on sale of rental property,
          distributions to preferred unitholders,
          minority interest and extraordinary item             $ 47,681         $ 40,813
      Add: Real estate-related depreciation and
          amortization (1)                                       22,718           22,951
      Deduct: Rental income adjustment for
        straight-lining of rents (2)                             (2,190)          (3,545)
      Minority interests: partially-owned properties             (2,090)            --
------------------------------------------------------------------------------------------
      Funds from operations, after adjustment
          for straight-lining of rents, before
          distributions to preferred unitholders               $ 66,119         $ 60,219
      Deduct: Distributions to preferred unitholders             (3,869)          (3,869)
------------------------------------------------------------------------------------------
      Funds from operations, after adjustment for
          straight-lining of rents, after distributions
          to preferred unitholders                             $ 62,250         $ 56,350
==========================================================================================
      Cash flows provided by operating activities              $ 39,038         $ 59,654
      Cash flows used in investing activities                  $(36,257)        $(43,459)
      Cash flows used in financing activities                  $ (5,278)        $ (9,598)
------------------------------------------------------------------------------------------
      Basic weighted average units outstanding (3)               66,428           67,011
------------------------------------------------------------------------------------------
      Diluted weighted average units outstanding (3)             73,191           73,975
------------------------------------------------------------------------------------------


(1) Includes the Operating Partnership's share from unconsolidated joint ventures of $734 and $1,101 for 2000 and 1999, respectively.
(2) Includes the Operating Partnership's share from unconsolidated joint ventures of $57 and $(18) for 2000 and 1999, respectively.
(3) See calculations for the amounts presented in the following reconciliation.

The following schedule reconciles the Operating Partnership's basic weighted average units to the diluted weighted average units presented above:

                                                    Three Months Ended March 31,
                                                         2000          1999
--------------------------------------------------------------------------------
Basic weighted average units:                           66,428        67,011
Add: Weighted average preferred units                    6,618         6,692
       (after conversion to common units)
Stock options                                              145           272
--------------------------------------------------------------------------------
Diluted weighted average units:                         73,191        73,975
================================================================================

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Approximately $1.2 billion of the Operating Partnership's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of March 31, 2000 ranged from LIBOR plus 65 basis points to LIBOR plus 90 basis points.


MARCH 31, 2000

LONG-TERM
DEBT, INCLUDING                                                                                             FAIR
CURRENT PORTION       2000       2001       2002       2003        2004      THEREAFTER      TOTAL          VALUE
----------------      ----       ----       ----       ----        ----      ----------      -----          -----
Fixed Rate......     $7,847    $  7,468    $3,458    $195,611    $312,195     $713,512    $1,240,091     $1,181,360
Average Interest
   Rate.........       6.93%       7.44%     8.20%       7.30%       7.34%        7.19%         7.24%

Variable Rate                  $216,208                                       $ 72,204    $  288,412     $  288,412


                             MACK-CALI REALTY, L.P.

                          PART II - OTHER INFORMATION


Item 1.    LEGAL PROCEEDINGS

           Reference is made to "Other" in Note 15 (Commitments and Contingencies) to the Consolidated Financial Statements, which is specifically incorporated by reference herein.

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           Not Applicable.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

           Not Applicable.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not Applicable.

Item 5.    OTHER INFORMATION

           Not Applicable.

                             MACK-CALI REALTY, L.P.

                               ITEM 6 - EXHIBITS


(a)     Exhibits

        The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed:

EXHIBIT
NUMBER         EXHIBIT TITLE
-------        -------------
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

EXHIBIT
NUMBER         EXHIBIT TITLE
-------        -------------
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

EXHIBIT
NUMBER         EXHIBIT TITLE
-------        -------------
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

*10.18 Agreement of Sale and Purchase, dated as of January 31, 2000, by and between Grove Street Associates of Jersey City Limited Partnership and Cal-Grove Street Urban Renewal Associates L.P. and Commerzleasing und Immobilien GmbH and Germania of America, Inc.

*27            Financial Data Schedule

(b)     Reports on Form 8-K

        During the first quarter of 2000, the Operating Partnership filed a report on Form 8-K dated March 7, 2000, reporting under Item 5 that the General Partner amended and restated its Shareholder Rights Agreement dated as of July 6, 1999, among the General Partner and ChaseMellon Shareholder Services, LLC ("Chase Mellon") to reflect, among other things, the replacement by the General Partner of ChaseMellon with EquiServe as the Rights Agent.


--------------
*filed herewith

                             MACK-CALI REALTY, L.P.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        MACK-CALI REALTY, L.P.
                                        (Registrant)
                                        By: Mack-Cali Realty Corporation,
                                            as its General Partner

Date: May 12, 2000                      /s/ Mitchell E. Hersh
                                        ----------------------------------------
                                        Mitchell E. Hersh
                                        Chief Executive Officer


Date: May 12, 2000                      /s/ Barry Lefkowitz
                                        ----------------------------------------
                                        Barry Lefkowitz
                                        Executive Vice President &
                                        Chief Financial Officer