Form 10-Q
period 2000-06-30
MACK CALI REALTY L P
filed 2000-08-14
CIK 1067063

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from......................to..........................
Commission file number 333-57103

                             Mack-Cali Realty, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                      22-3315804
-----------------------------------                 ----------------------------
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

                             MACK-CALI REALTY, L.P.

                                    FORM 10-Q

                                      INDEX


PART I     FINANCIAL INFORMATION                                                                          PAGE
                                                                                                          ----
           Item 1.    Financial Statements:

                      Consolidated Balance Sheets as of June 30, 2000
                           and December 31, 1999                                                            4

                      Consolidated Statements of Operations for the three and six month
                           periods ended June 30, 2000 and 1999                                             5

                      Consolidated Statement of Changes in Partners' Capital
                           for the six months ended June 30, 2000                                           6

                      Consolidated Statements of Cash Flows for the six months
                           ended June 30, 2000 and 1999                                                     7

                      Notes to Consolidated Financial Statements                                            8

           Item 2.    Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                                       34

           Item 3.    Quantitative and Qualitative Disclosures about Market Risk                           62

PART II    OTHER INFORMATION AND SIGNATURES

           Item 1.    Legal Proceedings                                                                    63

           Item 2.    Changes in Securities and Use of Proceeds                                            63

           Item 3.    Defaults Upon Senior Securities                                                      63

           Item 4.    Submission of Matters to a Vote of Security Holders                                  63

           Item 5.    Other Information                                                                    63

           Item 6.    Exhibits                                                                             64

                      Signatures                                                                           67


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

           The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in Mack-Cali Realty, L.P's Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 1999.

           The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT UNIT AMOUNTS)
================================================================================


                                                                                    June 30,
                                                                                      2000          December 31,
                                                                                   (UNAUDITED)          1999
ASSETS
----------------------------------------------------------------------------------------------------------------
Rental property
     Land and leasehold interests                                                $   548,813        $   549,096
     Buildings and improvements                                                    3,015,197          3,014,532
     Tenant improvements                                                              84,687             85,057
     Furniture, fixtures and equipment                                                 6,169              6,160
----------------------------------------------------------------------------------------------------------------
                                                                                   3,654,866          3,654,845
Less - accumulated depreciation and amortization                                    (270,065)          (256,629)
----------------------------------------------------------------------------------------------------------------
     Total rental property                                                         3,384,801          3,398,216
Cash and cash equivalents                                                             10,535              8,671
Investments in unconsolidated joint ventures                                          95,382             89,134
Unbilled rents receivable                                                             43,821             53,253
Deferred charges and other assets, net                                                80,117             66,436
Restricted cash                                                                        6,498              7,081
Accounts receivable, net of allowance for doubtful accounts
     of $537 and $672                                                                  6,950              6,810
----------------------------------------------------------------------------------------------------------------
Total assets                                                                     $ 3,628,104        $ 3,629,601
================================================================================================================

LIABILITIES AND PARTNERS' CAPITAL
----------------------------------------------------------------------------------------------------------------
Senior unsecured notes                                                           $   782,942        $   782,785
Revolving credit facilities                                                          215,730            177,000
Mortgages and loans payable                                                          488,605            530,390
Distributions payable                                                                 42,543             42,499
Accounts payable and accrued expenses                                                 74,376             63,394
Rents received in advance and security deposits                                       34,170             36,150
Accrued interest payable                                                              16,263             16,626
----------------------------------------------------------------------------------------------------------------
     Total liabilities                                                             1,654,629          1,648,844
----------------------------------------------------------------------------------------------------------------

Minority interest in consolidated partially-owned properties                              --             83,600

Commitments and contingencies

PARTNERS CAPITAL:
     Preferred units, 223,124 and 229,304 units outstanding                          228,861            235,200
     General partner, 58,782,808 and 58,446,552 common units outstanding           1,517,830          1,441,882
     Limited partners, 8,075,720 and 8,153,710 common units outstanding              218,260            211,551
     Unit warrants, 2,000,000 and 2,000,000 outstanding                                8,524              8,524
----------------------------------------------------------------------------------------------------------------
     Total partners' capital                                                       1,973,475          1,897,157
----------------------------------------------------------------------------------------------------------------
Total liabilities and partners' capital                                          $ 3,628,104        $ 3,629,601
================================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS) (UNAUDITED)
================================================================================


                                                                       Three Months                    Six Months
                                                                      Ended June 30,                 Ended June 30,
REVENUES                                                             2000         1999             2000          1999
-----------------------------------------------------------------------------------------------------------------------
Base rents                                                        $ 122,072     $116,499         $ 243,670    $ 232,579
Escalations and recoveries from tenants                              14,627       16,366            31,295       31,226
Parking and other                                                     6,128        3,061             9,450        6,961
Equity in earnings of unconsolidated joint ventures                   1,070          834             2,207          628
Interest income                                                       1,992          215             2,246          470
-----------------------------------------------------------------------------------------------------------------------
     Total revenues                                                 145,889      136,975           288,868      271,864
-----------------------------------------------------------------------------------------------------------------------

EXPENSES
-----------------------------------------------------------------------------------------------------------------------
Real estate taxes                                                    14,733       14,208            29,437       28,051
Utilities                                                            10,014        9,829            20,393       19,421
Operating services                                                   16,822       17,429            34,564       34,516
General and administrative                                            5,159        5,568            11,272       13,531
Depreciation and amortization                                        22,945       22,465            45,127       44,434
Interest expense                                                     26,835       25,697            53,261       49,319
Non-recurring charges                                                 9,228       16,458             9,228       16,458
-----------------------------------------------------------------------------------------------------------------------
     Total expenses                                                 105,736      111,654           203,282      205,730
-----------------------------------------------------------------------------------------------------------------------
Income before gain on sales of rental property
     and minority interest                                           40,153       25,321            85,586       66,134
Gain on sales of rental property                                     73,921           --            76,169           --
-----------------------------------------------------------------------------------------------------------------------
Income before minority interest                                     114,074       25,321           161,755       66,134
Minority interest in consolidated partially-owned properties          2,982           --             5,072           --
-----------------------------------------------------------------------------------------------------------------------
Net income                                                          111,092       25,321           156,683       66,134
Preferred unit distributions                                         (3,765)      (3,869)           (7,634)      (7,738)
-----------------------------------------------------------------------------------------------------------------------
Net income available to common unitholders                        $ 107,327     $ 21,452         $ 149,049    $  58,396
=======================================================================================================================
Basic earnings per unit                                           $    1.61     $   0.32         $    2.24    $    0.87
Diluted earnings per unit                                         $    1.52     $   0.32         $    2.14    $    0.87
-----------------------------------------------------------------------------------------------------------------------
Distributions declared per common unit                            $    0.58     $   0.55         $    1.16    $    1.10
-----------------------------------------------------------------------------------------------------------------------

Basic weighted average units outstanding                             66,627       67,173            66,527       67,092

Diluted weighted average units outstanding                           73,284       67,486            73,237       67,385
-----------------------------------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (IN THOUSANDS) (UNAUDITED)
===============================================================================


                                                 General    Limited
                                    Preferred    Partner    Partner    Preferred      General     Limited      Unit
                                      Units       Units      Units    Unitholders     Partner    Partners    Warrants      Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2000            229         58,447      8,154     $235,200    $1,441,882   $211,551     $8,524    $1,897,157
  Net income                                          --         --        7,634       130,923     18,126         --       156,683
  Distributions                        --             --         --       (7,634)      (68,018)    (9,392)        --       (85,044)
Conversion of preferred units
  to limited partner units             (6)            --        178       (6,339)           --      6,339         --            --
Redemption of limited partner
  units for shares of common stock     --            256       (256)          --         8,364     (8,364)        --            --
Contributions - proceeds from
  stock options exercised              --             80         --           --         1,665         --         --         1,665
Deferred compensation plan
  for directors                        --             --         --           --            54         --         --            54
Amortization of stock compensation     --             --         --           --         1,313         --         --         1,313
Adjustment to fair value
  of restricted stock                  --             --         --           --            97         --         --            97
Stock options charge                   --             --         --           --         1,550         --         --         1,550
-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2000              223         58,783      8,076     $228,861    $1,517,830   $218,260     $8,524    $1,973,475
===================================================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)
===============================================================================


                                                                                      Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES                                                  2000                 1999
----------------------------------------------------------------------------------------------------------------
Net income                                                                          $ 156,683          $  66,134
Adjustments to reconcile net income to net cash
   provided by operating activities:

     Depreciation and amortization                                                     45,127             44,434
     Amortization of stock compensation                                                 1,410                 --
     Amortization of deferred financing costs and debt discount                         1,802              1,518
     Stock options charge                                                               1,550                 --
     Equity in earnings of unconsolidated joint ventures                               (2,207)              (628)
     Gain on sales of rental property                                                 (76,169)                --
     Minority interest in consolidated partially-owned properties                       5,072                 --
Changes in operating assets and liabilities:

     Increase in unbilled rents receivable                                             (5,537)            (7,397)
     Increase in deferred charges and other assets, net                               (15,697)           (10,794)
     Increase in accounts receivable, net                                                (140)            (2,770)
     Increase in accounts payable and accrued expenses                                 10,982              5,891
     (Decrease) increase in rents received in advance and security deposits            (1,937)             1,137
     (Decrease) increase in accrued interest payable                                     (363)            12,483
----------------------------------------------------------------------------------------------------------------

   Net cash provided by operating activities                                        $ 120,576          $ 110,008
================================================================================================================

CASH FLOWS FROM INVESTING ACTIVITIES
-----------------------------------------------------------------------------------------------------------------
Additions to rental property                                                        $(170,062)         $ (71,107)
Investments in unconsolidated joint ventures                                          (11,081)           (29,941)
Distributions from unconsolidated joint ventures                                        7,040             10,634
Proceeds from sales of rental property                                                235,849                 --
Decrease (increase) in restricted cash                                                    583               (134)
-----------------------------------------------------------------------------------------------------------------

   Net cash provided by (used in) investing activities                              $  62,329          $ (90,548)
=================================================================================================================

CASH FLOWS FROM FINANCING ACTIVITIES
----------------------------------------------------------------------------------------------------------------
Proceeds from senior unsecured notes                                                $      --          $ 597,252
Proceeds from revolving credit facilities                                             435,030            130,900
Proceeds from mortgages and loans payable                                                  --             45,500
Repayments of revolving credit facilities                                            (396,300)          (653,900)
Repayments of mortgages and loans payable                                             (41,785)           (45,819)
Distributions to minority interest in partially-owned properties                      (88,672)                --
Repurchase of general partner units                                                        --               (713)
Payment of financing costs                                                             (5,979)            (6,592)
Proceeds from stock options exercised                                                   1,665                933
Proceeds from dividend reinvestment and stock purchase plan                                --                 10
Payment of distributions                                                              (85,000)           (81,321)
----------------------------------------------------------------------------------------------------------------

   Net cash used in financing activities                                            $(181,041)         $ (13,750)
================================================================================================================

Net increase in cash and cash equivalents                                           $   1,864          $   5,710
Cash and cash equivalents, beginning of period                                      $   8,671          $   5,809
----------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                            $  10,535          $  11,519
================================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
===============================================================================

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

The General Partner is a fully integrated, self-administered, self-managed real estate investment trust ("REIT"). The General Partner controls the Operating Partnership as its sole general partner, and owned an 87.9 percent and 87.8 percent common unit interest in the Operating Partnership as of June 30, 2000 and December 31, 1999, respectively.

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

As of June 30, 2000, the Operating Partnership owned or had interests in 266 properties plus developable land (collectively, the "Properties"). The Properties aggregate approximately 28.4 million square feet, and are comprised of 163 office buildings and 90 office/flex buildings totaling approximately 28.0 million square feet (which includes eight office buildings and four office/flex buildings, aggregating 1.5 million square feet, owned by unconsolidated joint ventures in which the Operating Partnership has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, two multi-family residential complexes consisting of 451 units, two stand-alone retail properties and three land leases. The Properties are located in 12 states, primarily in the Northeast, plus the District of Columbia.

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

2. SIGNIFICANT ACCOUNTING POLICIES

RENTAL
PROPERTY Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition and development of rental properties are capitalized. Capitalized development costs include interest, property taxes, insurance and other project costs incurred during the period of development. Included in total rental property is construction-in-progress of $163,179 and $98,438 as of June 30, 2000 and December 31, 1999, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

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

INVESTMENTS IN
UNCONSOLIDATED
JOINT VENTURES          The Operating Partnership accounts for its investments
                        in unconsolidated joint ventures under the equity method of accounting as the Operating Partnership exercises significant influence, but does not control these entities. These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on the balance sheet of the Operating Partnership and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated joint ventures over 40 years. See Note 4.

CASH AND CASH
EQUIVALENTS             All highly liquid investments with a maturity of three
                        months or less when purchased are considered to be cash equivalents.

DEFERRED
FINANCING COSTS         Costs incurred in obtaining financing are capitalized
                        and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $901 and $917 for the three months ended June 30, 2000 and 1999, respectively, and $1,802 and $1,518 for the six months ended June 30, 2000 and 1999, respectively.

DEFERRED
LEASING COSTS           Costs incurred in connection with leases are capitalized
                        and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees provide leasing services to the Properties and receive compensation based on space leased. The portion of such compensation, which is capitalized and amortized, approximated $896 and $743 for the three months ended June 30, 2000 and 1999, respectively, and $1,589 and $1,401 for the six months ended June 30, 2000 and 1999, respectively.

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

DISTRIBUTIONS
PAYABLE The distributions payable at June 30, 2000 represent distributions payable to common unitholders of record as of July 6, 2000 (66,858,528 common units), and preferred distributions payable to preferred unitholders (223,124 preferred units) for the second quarter 2000. The second quarter 2000 common unit distribution of $0.58 per common unit as well as the second quarter preferred unit distribution of $16.875 per preferred unit, were approved by the Board of Directors of the General Partner on June 20, 2000 and paid on July 24, 2000.

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

STOCK OPTIONS           The Operating Partnership accounts for stock-based
                        compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25,
                        "Accounting for Stock Issued to Employees," and related
                        Interpretations ("APB No. 25"). Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Corporation's stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The
                        Corporation's policy is to grant options with an exercise price equal to the quoted closing market price of the Corporation's stock on the business day preceding the grant date. Accordingly, no compensation cost has been recognized under the Corporation's stock option plans for the granting of stock options. See Note 11.

NON-RECURRING
CHARGES The Operating Partnership considers non-recurring charges as costs incurred specific to significant non-recurring events that impact the comparative measurement of the Operating Partnership's performance.

RECLASSIFICATION        Certain reclassifications have been made to prior period
                        amounts in order to conform with current period presentation.

3. ACQUISITIONS/TRANSACTIONS

2000 TRANSACTIONS
OPERATING PROPERTY ACQUISITIONS


-------------------------------------------------------------------------------------------------------------------------
                                                                                                           Investment by
Acquisition                                                                            # of    Rentable      Operating
   Date      Property/Portfolio Name           Location                               Bldgs.  Square Feet  Partnership (a)
-------------------------------------------------------------------------------------------------------------------------
OFFICE
5/23/00      555 & 565 Taxter Road             Elmsford, Westchester County, NY          2       341,108    $ 42,980
6/14/00      Four Gatehall Drive               Parsippany, Morris County, NJ             1       248,480      42,381
-------------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE PROPERTY ACQUISITIONS:                                                      3       589,588    $ 85,361
-------------------------------------------------------------------------------------------------------------------------

OFFICE/FLEX
3/24/00      Two Executive Drive (b)           Moorestown, Burlington County, NJ         1        60,800    $  4,007
-------------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE/FLEX PROPERTY ACQUISITION:                                                  1        60,800    $  4,007
-------------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING PROPERTY ACQUISITIONS:                                                   4       650,388    $ 89,368
=========================================================================================================================


SEE FOOTNOTES ON PAGE 13.

LAND TRANSACTIONS
On January 13, 2000, the Operating Partnership acquired approximately 12.7 acres of developable land located at the Operating Partnership's Airport Business Center, Lester, Delaware County, Pennsylvania. The land was acquired for approximately $2,069.

OTHER TRANSACTIONS
On June 27, 2000, the Corporation, the Operating Partnership, Prentiss Properties Trust, a Maryland REIT ("Prentiss"), and Prentiss Properties Acquisition Partners, L.P., a Delaware limited partnership of which Prentiss (through a wholly-owned direct subsidiary) is the sole general partner ("Prentiss Partnership"), entered into an agreement and plan of merger ("Merger Agreement"). The Merger Agreement provides for a merger of Prentiss with and into the Corporation ("the Merger"), with the Corporation being the surviving corporation and, immediately prior to the merger, a merger of Prentiss Partnership with and into the Operating Partnership (or a limited liability company or a limited partnership owned entirely directly or indirectly by the Operating Partnership) (the "Partnership Merger" and, together with the Merger, the "Mergers").

Under the terms of the Merger Agreement, Prentiss common stock will be exchanged for the Corporation's common stock at a fixed exchange ratio of 0.956 of a share of the Corporation's stock for each share of Prentiss stock. The exchange ratio is not subject to change based on changes in the market prices of either company's common stock and there is no "collar" for the exchange ratio. The transaction values Prentiss at approximately $2,300,000, including approximately $1,000,000 of debt and $245,000 in preferred equity. The Corporation expects to issue approximately 36.6 million new shares of common stock in the transaction. The Operating Partnership intends to finance any cash requirements of the transaction with funds made available through borrowings on the Operating Partnership's credit facilities.

With the completion of the transaction, the composition of the Corporation's 13-member Board of Directors will change and increase to 14 with the addition of Michael V. Prentiss, currently Chairman of the board of trustees at Prentiss, as Co-Chairman of the Board of Directors of the Corporation.

Subject to certain conditions, including, without limitation, applicable approval from the shareholders of both the Corporation and Prentiss, and the unitholders of the Operating Partnership and Prentiss Partnership, the Corporation expects to consummate the Mergers in the fourth quarter of 2000.

Concurrently with the announcement of the Merger Agreement, the Corporation announced that William L. Mack was appointed Chairman of the Board of Directors and John J. Cali was named Chairman Emeritus of the Board of Directors. Brant Cali resigned as Executive Vice President, Chief Operating Officer and Assistant Secretary of the Corporation and as a member of the Board of Directors, and John
R. Cali resigned as Executive Vice President, Development of the Corporation. John R. Cali was appointed to the Board of Directors of the Corporation to take the seat previously held by Brant Cali. (See Note 15).

DISPOSITIONS
On February 25, 2000, the Operating Partnership sold 39.1 acres of vacant land located at the Operating Partnership's Horizon Center Business Park in Hamilton Township, Mercer County, New Jersey, for net proceeds, after selling costs, of approximately $4,179.

On April 17, 2000, the Operating Partnership sold 95 Christopher Columbus Drive located in Jersey City, Hudson County, New Jersey, for net proceeds, after selling costs, of approximately $148,222.

On April 20, 2000, the Operating Partnership sold Atrium at Coulter Ridge located in Amarillo, Potter County, Texas, for net proceeds, after selling costs, of approximately $1,467.

On June 9, 2000, the Operating Partnership sold 412 Mt. Kemble Avenue located in Morris Township, Morris County, New Jersey, for net proceeds, after selling costs, of approximately $81,981.

1999 TRANSACTIONS
OPERATING PROPERTY ACQUISITIONS
The Operating Partnership acquired the following operating properties during the year ended December 31, 1999:


-------------------------------------------------------------------------------------------------------------------------
                                                                                                           Investment by
Acquisition                                                                            # of    Rentable      Operating
  Date       Property/Portfolio Name            Location                              Bldgs.  Square Feet  Partnership (c)
-------------------------------------------------------------------------------------------------------------------------
OFFICE
3/05/99      Pacifica Portfolio - Phase III (d) Colorado Springs, El Paso County, CO     2        94,737    $  5,709
7/21/99      1201 Connecticut Avenue, NW        Washington, D.C.                         1       169,549      32,799
-------------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE PROPERTY ACQUISITIONS:                                                      3       264,286    $ 38,508
-------------------------------------------------------------------------------------------------------------------------

OFFICE/FLEX
12/21/99     McGarvey Portfolio - Phase III (b)Moorestown, Burlington County, NJ         3       138,600    $  8,012
-------------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE/FLEX PROPERTY ACQUISITION:                                                  3       138,600    $  8,012
-------------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING PROPERTY ACQUISITIONS:                                                   6       402,886    $ 46,520
=========================================================================================================================


PROPERTIES PLACED IN SERVICE
The Operating Partnership placed in service the following properties through the completion of development or redevelopment during the year ended December 31, 1999:


-------------------------------------------------------------------------------------------------------------------------
                                                                                                          Investment by
Date Placed                                                                            # of    Rentable     Operating
  in Service Property Name                     Location                               Bldgs.  Square Feet Partnership (c)
-------------------------------------------------------------------------------------------------------------------------
OFFICE
8/09/99      2115 Linwood Avenue               Fort Lee, Bergen County, NJ               1        68,000    $  8,147
11/01/99     795 Folsom Street (e)             San Francisco, San Francisco County, CA   1       183,445      37,337
-------------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE PROPERTIES PLACED IN SERVICE:                                               2       251,445    $ 45,484
-------------------------------------------------------------------------------------------------------------------------

OFFICE/FLEX
3/01/99      One Center Court                  Totowa, Passaic County, NJ                1        38,961    $  2,140
9/17/99      12 Skyline Drive                  Hawthorne, Westchester County, NY         1        46,850       5,023
12/10/99     600 West Avenue (f)               Stamford, Fairfield County, CT            1        66,000       5,429
-------------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE/FLEX PROPERTIES PLACED IN SERVICE:                                          3       151,811    $ 12,592
-------------------------------------------------------------------------------------------------------------------------

LAND LEASE
2/01/99      Horizon Center Business Park (g)  Hamilton Township, Mercer County, NJ    N/A    27.7 acres    $  1,007
-------------------------------------------------------------------------------------------------------------------------
TOTAL LAND LEASE TRANSACTIONS:                                                                27.7 acres    $  1,007
-------------------------------------------------------------------------------------------------------------------------

TOTAL PROPERTIES PLACED IN SERVICE:                                                      5       403,256    $ 59,083
=========================================================================================================================


(a) Transaction was funded primarily from net proceeds received in the sale or sales of rental property.
(b) The properties were acquired through the exercise of a purchase option obtained in the initial acquisition of the McGarvey portfolio in January 1998.
(c) Unless otherwise noted, transactions were funded by the Operating Partnership with funds primarily made available through draws on the Operating Partnership's credit facilities.
(d) William L. Mack, Chairman of the Board of Directors of the Corporation and an equity holder of the Operating Partnership, was an indirect owner of an interest in certain of the buildings contained in the Pacifica portfolio.
(e) On June 1, 1999, the building was acquired for redevelopment for approximately $34,282.
(f) On May 4, 1999, the Operating Partnership acquired, from an entity whose principals include Timothy M. Jones, Martin S. Berger and Robert F. Weinberg, each of whom are affiliated with the Operating Partnership as the President of the Corporation, a current member of the Board of Directors and a former member of the Board of Directors of the Corporation, respectively, approximately 2.5 acres of vacant land in the Stamford Executive Park, located in Stamford, Fairfield County, Connecticut. The Operating Partnership acquired the land for approximately $2,181.
(g) On February 1, 1999, the Operating Partnership entered into a ground lease agreement to lease 27.7 acres of developable land located at the Operating Partnership's Horizon Center Business Park, located in Hamilton Township, Mercer County, New Jersey on which Home Depot constructed a 134,000 square-foot retail store.

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

On March 15, 1999, the Operating Partnership entered into a joint venture with SJP 106 Allen Road, L.L.C. to form MC-SJP Pinson Development, LLC, which acquired vacant land located in Bernards Township, Somerset County, New Jersey. The venture has commenced construction of a 132,010 square-foot office building on this site. The Operating Partnership accounts for the joint venture on a consolidated basis.

On August 31, 1999, the Operating Partnership acquired, from an entity whose principals include Brant Cali, a former Executive Vice President and Chief Operating Officer of the Corporation and a former member of the Board of Directors of the Corporation, and certain immediate family members of John J. Cali, Chairman Emeritus of the Board of Directors of the Corporation, approximately 28.1 acres of developable land adjacent to two of the Operating Partnership's operating properties located in Roseland, Essex County, New Jersey for approximately $6,097. The acquisition was funded with cash and the issuance of 121,624 common units to the seller (see Note 12). The Operating Partnership has commenced construction of a 220,000 square-foot office building on the acquired land.

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

4. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

PRU-BETA 3 (NINE CAMPUS DRIVE)
On March 27, 1998, the Operating Partnership acquired a 50 percent interest in an existing joint venture with The Prudential Insurance Company of America ("Prudential"), known as Pru-Beta 3, which owns and operates Nine Campus Drive, a 156,495 square-foot office building, located in the Mack-Cali Business Campus (formerly Prudential Business Campus) office complex in Parsippany, Morris County, New Jersey. The Operating Partnership performs management and leasing services for the property owned by the joint venture and recognized $75 and $75 in fees for such services in the six months ended June 30, 2000 and 1999, respectively.

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

   CONTINENTAL GRAND II
   Continental Grand II is a 237,360 square-foot office building located in El Segundo, Los Angeles County, California, which was constructed and placed in service by the venture.

   SUMMIT RIDGE
   Summit Ridge is an office complex of three one-story buildings aggregating 133,750 square feet located in San Diego, San Diego County, California, which was constructed and placed in service by the venture.

   LAVA RIDGE
   Lava Ridge is an office complex of three two-story buildings aggregating 183,200 square feet located in Roseville, Placer County, California, which was constructed and placed in service by the venture.

   PENINSULA GATEWAY
   Peninsula Gateway is a parcel of land purchased from the City of Daly City, California, upon which the venture has commenced construction of an office building and theater and retail complex aggregating 471,379 square feet.

   STADIUM GATEWAY
   Stadium Gateway is a 1.5 acre site located in Anaheim, Orange County, California, acquired by the venture upon which it has commenced construction of a six-story 261,554 square-foot office building.

G&G MARTCO (CONVENTION PLAZA)
On April 30, 1998, the Operating Partnership acquired a 49.9 percent interest in an existing joint venture, known as G&G Martco, which owns Convention Plaza, a 305,618 square-foot office building, located in San Francisco, San Francisco County, California. A portion of its initial investment was financed through the issuance of common units, as well as funds drawn from the Operating Partnership's credit facilities. Subsequently, on June 4, 1999, the Operating Partnership acquired an additional 0.1 percent interest in G&G Martco through the issuance of common units (see Note 12). The Operating Partnership performs management and leasing services for the property owned by the joint venture and recognized $104 and $108 in fees for such services in the six months ended June 30, 2000 and 1999, respectively.

AMERICAN FINANCIAL EXCHANGE L.L.C.
On May 20, 1998, the Operating Partnership entered into a joint venture agreement with Columbia Development Company, L.L.C. to form American Financial Exchange L.L.C. The venture was initially formed to acquire land for future development, located on the Hudson River waterfront in Jersey City, Hudson County, New Jersey, adjacent to the Operating Partnership's Harborside Financial Center office complex. The Operating Partnership holds a 50 percent interest in the joint venture. Among other things, the partnership agreement provides for a preferred return on the Operating Partnership's invested capital in the venture, in addition to the Operating Partnership's proportionate share of the venture's profit, as defined in the agreement. The joint venture acquired land on which it constructed a parking facility, which is currently leased to a parking operator under a 10-year agreement. Such parking facility serves a ferry service between the Operating Partnership's Harborside property and Manhattan.

RAMLAND REALTY ASSOCIATES L.L.C. (ONE RAMLAND ROAD)
On August 20, 1998, the Operating Partnership entered into a joint venture agreement with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C. The venture was formed to own, manage and operate One Ramland Road, a 232,000 square-foot office/flex building plus adjacent developable land, located in Orangeburg, Rockland County, New York. In August 1999, the joint venture completed redevelopment of the property and placed the office/flex building in service. The Operating Partnership holds a 50 percent interest in the joint venture. The Operating Partnership performs management, leasing and other services for the property owned by the joint venture and recognized $147 and $0 in fees for such services in the six months ended June 30, 2000 and 1999, respectively.

ASHFORD LOOP ASSOCIATES L.P. (1001 SOUTH DAIRY ASHFORD/2100 WEST LOOP SOUTH)
On September 18, 1998, the Operating Partnership entered into a joint venture agreement with Prudential to form Ashford Loop Associates L.P. The venture was formed to own, manage and operate 1001 South Dairy Ashford, a 130,000 square-foot office building acquired on September 18, 1998 and 2100 West Loop South, a 168,000 square-foot office building acquired on November 25, 1998, both located in Houston, Harris County, Texas. The Operating Partnership holds a 20 percent interest in the joint venture. The joint venture may be required to pay additional consideration due to earn-out provisions in the acquisition contracts. Subsequently, through June 30, 2000, the venture paid $16,519 ($3,304 representing the Operating Partnership's share) in accordance with the earn-out provisions in the acquisition contracts. The Operating Partnership performs management and leasing services for the properties owned by the joint venture and recognized $59 and $63 in fees for such services in the six months ended June 30, 2000 and 1999, respectively.

ARCAP INVESTORS, L.L.C.
On March 18, 1999, the Operating Partnership invested in ARCap Investors, L.L.C., a joint venture with several participants, which was formed to invest in sub-investment grade tranches of commercial mortgage-backed securities ("CMBS"). The Operating Partnership has invested $20,000 in the venture. William L. Mack, Chairman of the Board of Directors of the Corporation and an equity holder of the Operating Partnership, is a principal of the managing member of the venture. At June 30, 2000, the venture held approximately $338,961 face value of CMBS bonds at an aggregate cost of $147,872.

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

SOUTH PIER AT HARBORSIDE HOTEL DEVELOPMENT
On November 17, 1999, the Operating Partnership entered into an agreement with Hyatt Corporation to develop a 350-room luxury hotel on the Operating Partnership's South Pier at Harborside Financial Center, Jersey City, Hudson County, New Jersey, subject to the satisfaction of certain conditions.

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES

The following is a summary of the financial position of the unconsolidated joint ventures in which the Operating Partnership had investment interests as of June 30, 2000 and December 31, 1999:


                                                                          June 30, 2000
------------------------------------------------------------------------------------------------------------------------
                                                                   American
                                                            G&G    Financial    Ramland    Ashford             Combined
                                Pru-Beta 3    HPMC       Martco    Exchange     Realty      Loop       ARCap     Total
------------------------------------------------------------------------------------------------------------------------
ASSETS:
   Rental property, net           $ 21,312   $101,147   $ 11,100    $ 10,918   $ 19,417   $ 34,664   $     --   $198,558
   Other assets                      2,616     13,968      2,778         134      4,110        893    274,434    298,933
------------------------------------------------------------------------------------------------------------------------
   Total assets                   $ 23,928   $115,115   $ 13,878    $ 11,052   $ 23,527   $ 35,557   $274,434   $497,491
========================================================================================================================

LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
   Mortgages and loans payable    $     --   $ 56,345   $ 50,000    $     --   $ 17,012   $     --   $136,953   $260,310
   Other liabilities                   171      6,643      1,321           1        331        533     36,989     45,989
   Partners'/members' capital       23,757     52,127    (37,443)     11,051      6,184     35,024    100,492    191,192
------------------------------------------------------------------------------------------------------------------------
   Total liabilities and
   partners'/members' capital     $ 23,928   $115,115   $ 13,878    $ 11,052   $ 23,527   $ 35,557   $274,434   $497,491
========================================================================================================================
Operating Partnership's net
   investment in unconsolidated
   joint ventures                 $ 16,397   $ 33,219   $  4,949    $ 11,100   $  2,655   $  7,349   $ 19,713   $ 95,382
------------------------------------------------------------------------------------------------------------------------



                                                                        December 31, 1999
------------------------------------------------------------------------------------------------------------------------
                                                                   American
                                                            G&G    Financial    Ramland    Ashford             Combined
                                Pru-Beta 3     HPMC      Martco    Exchange     Realty      Loop       ARCap     Total
------------------------------------------------------------------------------------------------------------------------
ASSETS:
   Rental property, net           $ 21,817   $ 70,823   $ 13,672    $ 10,752   $ 19,549   $ 28,755   $     --   $165,368
   Other assets                      3,319      3,260      2,467         773      5,069        704    239,441    255,033
------------------------------------------------------------------------------------------------------------------------
   Total assets                   $ 25,136   $ 74,083   $ 16,139    $ 11,525   $ 24,618   $ 29,459   $239,441   $420,401
========================================================================================================================

LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
   Mortgages and loans payable    $     --   $ 41,274   $ 43,081    $     --   $ 17,300   $     --   $108,407   $210,062
   Other liabilities                   186      4,769      1,383           2      1,263        815     36,109     44,527
   Partners'/members' capital       24,950     28,040    (28,325)     11,523      6,055     28,644     94,925    165,812
------------------------------------------------------------------------------------------------------------------------
   Total liabilities and
   partners'/members' capital     $ 25,136   $ 74,083   $ 16,139    $ 11,525   $ 24,618   $ 29,459   $239,441   $420,401
========================================================================================================================
Operating Partnership's net
   investment in unconsolidated
   joint ventures                 $ 17,072   $ 23,337   $  8,352    $ 11,571   $  2,697   $  6,073   $ 20,032   $ 89,134
------------------------------------------------------------------------------------------------------------------------


The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Operating Partnership had investment interests during the three and six month periods ended June 30, 2000 and 1999:


                                                                Three Months Ended June 30, 2000
--------------------------------------------------------------------------------------------------------------------------
                                                                    American
                                                            G&G     Financial    Ramland    Ashford             Combined
                                  Pru-Beta 3      HPMC    Martco    Exchange     Realty      Loop       ARCap     Total
--------------------------------------------------------------------------------------------------------------------------
Total revenues                        $1,234    $2,504    $2,569        $254      $ 969     $1,469     $4,606    $13,605
Operating and other expenses            (401)     (813)     (793)        (51)      (273)      (641)      (721)    (3,693)
Depreciation and amortization           (305)   (1,065)     (336)         (7)      (241)      (210)        --     (2,164)
Interest expense                          --      (793)   (1,039)         --       (377)        --       (932)    (3,141)
--------------------------------------------------------------------------------------------------------------------------
Net income (loss)                     $  528    $ (167)   $  401        $196      $  78     $  618     $2,953    $ 4,607
==========================================================================================================================
Operating Partnership's equity in
   earnings of unconsolidated
   joint ventures                     $  225    $  102    $   43        $139      $  37     $  124     $  400    $ 1,070
--------------------------------------------------------------------------------------------------------------------------



                                                                Three Months Ended June 30, 1999
--------------------------------------------------------------------------------------------------------------------------
                                                                    American
                                                            G&G     Financial    Ramland    Ashford             Combined
                                  Pru-Beta 3      HPMC    Martco    Exchange     Realty      Loop       ARCap     Total
--------------------------------------------------------------------------------------------------------------------------
Total revenues                        $1,239        --    $2,160        $229         --     $1,071    $ 2,528     $7,227
Operating and other expenses            (371)       --      (699)        (61)        --       (575)    (1,622)    (3,328)
Depreciation and amortization           (307)       --      (230)        (23)        --       (108)        --       (668)
Interest expense                          --        --      (738)         --         --         --       (519)    (1,257)
--------------------------------------------------------------------------------------------------------------------------
Net income                            $  561        --    $  493        $145         --     $  388    $   387     $1,974
==========================================================================================================================
Operating Partnership's equity in
   earnings of unconsolidated
   joint ventures                     $  242        --    $   89        $145         --     $   78    $   280     $  834
--------------------------------------------------------------------------------------------------------------------------



                                                                 Six Months Ended June 30, 2000
--------------------------------------------------------------------------------------------------------------------------
                                                                    American
                                                            G&G     Financial    Ramland    Ashford             Combined
                                  Pru-Beta 3      HPMC    Martco    Exchange     Realty      Loop       ARCap     Total
--------------------------------------------------------------------------------------------------------------------------
Total revenues                        $2,468   $ 3,560   $ 5,281        $504     $1,947    $ 2,832    $11,150    $27,742
Operating and other expenses            (819)     (987)   (1,553)        (82)      (590)    (1,271)    (1,292)    (6,594)
Depreciation and amortization           (611)   (1,406)     (762)        (20)      (482)      (403)        --     (3,684)
Interest expense                          --    (1,120)   (1,914)         --       (746)        --     (1,701)    (5,481)
--------------------------------------------------------------------------------------------------------------------------
Net income                            $1,038   $    47   $ 1,052        $402     $  129    $ 1,158    $ 8,157    $11,983
==========================================================================================================================
Operating Partnership's equity in
   earnings of unconsolidated
   joint ventures                     $  441   $   102   $   212        $345     $   62    $   245    $   800    $ 2,207
--------------------------------------------------------------------------------------------------------------------------



                                                                 Six Months Ended June 30, 1999
--------------------------------------------------------------------------------------------------------------------------
                                                                    American
                                                            G&G     Financial    Ramland    Ashford             Combined
                                  Pru-Beta 3      HPMC    Martco    Exchange     Realty      Loop       ARCap     Total
--------------------------------------------------------------------------------------------------------------------------
Total revenues                        $2,470        --   $ 4,150       $ 417         --    $ 1,988    $ 2,775    $11,800
Operating and other expenses            (745)       --    (1,390)       (130)        --     (1,048)    (2,012)    (5,325)
Depreciation and amortization           (625)       --      (463)        (46)        --       (216)        --     (1,350)
Interest expense                          --        --    (1,448)         --         --         --       (544)    (1,992)
--------------------------------------------------------------------------------------------------------------------------
Net income                            $1,100        --   $   849       $ 241         --    $   724    $   219    $ 3,133
==========================================================================================================================
Operating Partnership's equity in
   earnings (loss) of unconsolidated
   joint ventures                     $  356        --   $  (277)      $ 191         --    $   134    $   224    $   628
--------------------------------------------------------------------------------------------------------------------------


5. DEFERRED CHARGES AND OTHER ASSETS


                                                                            June 30,                December 31,
                                                                              2000                      1999
--------------------------------------------------------------------------------------------------------------------------
   Deferred leasing costs                                                  $ 70,274                   $62,076
   Deferred financing costs                                                  22,669                    16,690
--------------------------------------------------------------------------------------------------------------------------
                                                                             92,943                    78,766
   Accumulated amortization                                                 (22,002)                  (20,197)
--------------------------------------------------------------------------------------------------------------------------
   Deferred charges, net                                                     70,941                    58,569
   Prepaid expenses and other assets                                          9,176                     7,867
--------------------------------------------------------------------------------------------------------------------------

   Total deferred charges and other assets, net                            $ 80,117                  $ 66,436
==========================================================================================================================


6. RESTRICTED CASH

Restricted cash includes security deposits for the Operating Partnership's residential properties and certain commercial properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following:


                                                      June 30,                December 31,
                                                        2000                      1999
----------------------------------------------------------------------------------------------
   Security deposits                                 $  6,377                  $  6,021
   Escrow and other reserve funds                         121                     1,060
----------------------------------------------------------------------------------------------

   Total restricted cash                             $  6,498                  $  7,081
==============================================================================================


7. RENTAL PROPERTY HELD FOR SALE

As of June 30, 2000 and December 31, 1999, included in total rental property is an office property that the Operating Partnership has identified as held for sale. The office property has a carrying value of $12,493 and $12,479 as of June 30, 2000 and December 31, 1999, respectively, and is located in Omaha, Douglas County, Nebraska.

Also, as of December 31, 1999, included in total rental property were two office properties that the Operating Partnership had identified as held for sale. The two office properties had an aggregate carrying value of $65,304 as of December 31, 1999 and were located in Jersey City, Hudson County, New Jersey and Amarillo, Potter County,

Texas. The Hudson County, New Jersey and Potter County, Texas properties were each sold in April 2000 in two separate transactions (see Note 3).

The following is a summary of the condensed results of operations of the rental property held for sale at June 30, 2000 for the six months ended June 30, 2000 and 1999:


                                                      Six Months Ended June 30,
                                                   2000                      1999
---------------------------------------------------------------------------------------
Total revenues                                  $  1,931                  $  1,881
Operating and other expenses                      (1,017)                     (993)
Depreciation and amortization                         (1)                     (186)
---------------------------------------------------------------------------------------
Net income                                      $    913                  $    702
=======================================================================================


There can be no assurance if and when the sale of the Operating Partnership's rental property in Douglas County, Nebraska will occur.

8. SENIOR UNSECURED NOTES

On March 16, 1999, the Operating Partnership issued $600,000 face amount of senior unsecured notes with interest payable semi-annually in arrears. The total proceeds from the issuance (net of selling commissions and discount) of approximately $593,500 were used to pay down outstanding borrowings under the Unsecured Facility, as defined in Note 9, and to pay off certain mortgage loans. The senior unsecured notes were issued at a discount of approximately $2,748, which is being amortized over the terms of the respective tranches as an adjustment to interest expense.

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

A summary of the terms of the Senior Unsecured Notes outstanding as of June 30, 2000 and December 31, 1999 is as follows:


                                                                       June 30,        December 31,     Effective
                                                                        2000              1999          Rate (1)
------------------------------------------------------------------------------------------------------------------
   7.18% Senior Unsecured Notes, due December 31, 2003                  $185,283         $185,283        7.23%
   7.00% Senior Unsecured Notes, due March 15, 2004                      299,704          299,665        7.27%
   7.25% Senior Unsecured Notes, due March 15, 2009                      297,955          297,837        7.49%
------------------------------------------------------------------------------------------------------------------

   Total Senior Unsecured Notes                                         $782,942         $782,785        7.34%
==================================================================================================================


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

9. REVOLVING CREDIT FACILITIES

2000 UNSECURED FACILITY
On June 22, 2000, the Operating Partnership obtained an unsecured revolving credit facility ("2000 Unsecured Facility") with a current borrowing capacity of $800,000 from a group of 24 lenders. The interest rate on outstanding borrowings under the credit line is currently the London Inter-Bank Offered Rate ("LIBOR") (6.64 percent at June 30, 2000) plus 80 basis points. The Operating Partnership may instead elect an interest rate representing the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points. Based upon a change in the Operating Partnership's unsecured debt rating, the interest rate will be changed on a sliding scale. The 2000 Unsecured Facility also requires a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears. Subject to certain conditions, the Operating Partnership has the ability to increase the borrowing capacity of the credit line up to $1,000,000. The 2000 Unsecured Facility matures in June 2003, with an extension option of one year, which would require a payment of 25 basis points of the then borrowing capacity of the credit line upon exercise.

The terms of the 2000 Unsecured Facility include certain restrictions and covenants which limit, among other things the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the maximum leverage ratio, the maximum amount of secured indebtedness, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations. The dividend restriction referred to above provides that, except to enable the Corporation to continue to qualify as a REIT under the Code, the Corporation will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90 percent of funds from operations (as defined) for such period, subject to certain other adjustments.

The lending group for the 2000 Unsecured Facility consists of: Chase Manhattan Bank, as administrative agent; Fleet National Bank, as syndication agent; Bank of America, N.A., as documentation agent; Bank One, NA, Commerzbank Aktiengesellschaft, First Union National Bank, as senior managing agents; PNC Bank, N.A., as managing agent; Bank Austria Creditanstalt Corporate Finance, Inc., Bayerische Hypo-und Vereinsbank AG, Dresdner Bank AG, Societe Generale, Summit Bank, Wells Fargo Bank, N.A., as co-agents; and Bayerische Landesbank Girozentrale; Citizens Bank of Massachusetts; European American Bank; Chevy Chase Bank; Citicorp Real Estate, Inc.; DG Bank Deutsche Genossenschaftsbank, AG; Erste Bank; KBC Bank N.V.; SunTrust Bank; Bank Leumi USA; and Israel Discount Bank of New York.

In conjunction with obtaining the 2000 Unsecured Facility, the Operating Partnership drew funds on the new facility to repay in full and terminate the Unsecured Facility.

UNSECURED FACILITY
The Operating Partnership had an unsecured revolving credit facility ("Unsecured Facility") with a borrowing capacity of $1,000,000 from a group of 28 lenders. The interest rate was based on the Operating Partnership's achievement of investment grade unsecured debt ratings and, at the Operating Partnership's election, bore interest at either 90 basis points over LIBOR or the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points. In conjunction with obtaining the 2000 Unsecured Facility, the Operating Partnership repaid in full and terminated the Unsecured Facility on June 22, 2000.

PRUDENTIAL FACILITY
The Operating Partnership has a revolving credit facility ("Prudential Facility") with Prudential Securities Corp. ("PSC") in the amount of $100,000, which currently bears interest at 110 basis points over one-month LIBOR, with a maturity date of June 29, 2001. The Prudential Facility is a recourse liability of the Operating Partnership and is secured by the Operating Partnership's equity interest in Harborside Plazas II and III. The Prudential Facility limits the ability of the Operating Partnership to make any distributions during any fiscal quarter in an amount in excess of 100 percent of the Operating Partnership's available funds from operations (as defined) for the immediately preceding fiscal quarter (except to the extent such excess distributions or dividends are attributable to gains from the sale of the Operating Partnership's assets or are required for the Corporation to maintain its status as a REIT under the Code); provided, however, that the Operating Partnership may make distributions and pay dividends in excess of

100 percent of available funds from operations (as defined) for the preceding fiscal quarter for not more than three consecutive quarters. In addition to the foregoing, the Prudential Facility limits the liens placed upon the subject property and certain collateral, the use of proceeds from the Prudential Facility, and the maintenance of ownership of the subject property and assets derived from said ownership.

SUMMARY
As of June 30, 2000 and December 31, 1999, the Operating Partnership had outstanding borrowings of $215,730 and $177,000, respectively, under its revolving credit facilities (with aggregate borrowing capacity of $900,000 and $1,000,000, respectively). The total outstanding borrowings were from the 2000 Unsecured Facility at June 30, 2000 and from the Unsecured Facility at December 31, 1999, with no outstanding borrowings under the Prudential Facility.

10. MORTGAGES AND LOANS PAYABLE


                                              June 30,                December 31,
                                                2000                      1999
----------------------------------------------------------------------------------
Portfolio Mortgages                           $150,000                  $150,000
Property Mortgages                             338,605                   380,390
----------------------------------------------------------------------------------

Total mortgages and loans payable             $488,605                  $530,390
==================================================================================


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

PROPERTY MORTGAGES
The Operating Partnership's property mortgages ("Property Mortgages") are comprised of various non-recourse loans which are collateralized by certain of the Operating Partnership's rental properties. Payments on Property Mortgages are generally due in monthly installments of principal and interest, or interest only.

A summary of the Property Mortgages as of June 30, 2000 and December 31, 1999 is as follows:


                                                                                    Principal Balance At
                                                                    Effective    -------------------------
                                                                     Interest    June 30,    December 31,
Property Name                    Lender                                Rate        2000          1999      Maturity
---------------------------------------------------------------------------------------------------------------------
201 Commerce Drive               Sun Life Assurance Co.               6.240%    $  1,026       $  1,059     09/01/00
3 & 5 Terri Lane                 First Union National Bank            6.220%       4,414          4,434     10/31/00
101 & 225 Executive Drive        Sun Life Assurance Co.               6.270%       2,281          2,375     06/01/01
Mack-Cali Morris Plains          Corestates Bank                      7.510%       2,196          2,235     12/31/01
Mack-Cali Willowbrook            CIGNA                                8.670%       9,797         10,250     10/01/03
400 Chestnut Ridge               Prudential Insurance Co.             9.440%      14,027         14,446     07/01/04
Mack-Cali Centre VI              Principal Life Insurance Co.         6.865%      35,000         35,000     04/01/05
Mack-Cali Bridgewater I          New York Life Ins. Co.               7.000%      23,000         23,000     09/10/05
Mack-Cali Woodbridge II          New York Life Ins. Co.               7.500%      17,500         17,500     09/10/05
Mack-Cali Short Hills            Prudential Insurance Co.             7.740%      26,238         26,604     10/01/05
500 West Putnam Avenue           New York Life Ins. Co.               6.520%      10,448         10,784     10/10/05
Harborside - Plaza I             U.S. West Pension Trust              5.610%      52,662         51,015     01/01/06
Harborside - Plaza II and III    Northwestern Mutual Life Ins.        7.320%      97,338         98,985     01/01/06
Mack-Cali Airport                Allstate Life Insurance Co.          7.050%      10,500         10,500     04/01/07
Kemble Plaza II                  Mitsubishi Tr & Bk Co.          LIBOR+0.65%          --         40,025     01/31/08
Kemble Plaza I                   Mitsubishi Tr & Bk Co.          LIBOR+0.65%      32,178         32,178     01/31/09
---------------------------------------------------------------------------------------------------------------------

Total Property Mortgages                                                        $338,605       $380,390
=====================================================================================================================



INTEREST RATE CONTRACTS
On May 24, 1995, the Operating Partnership entered into an interest rate swap agreement with a commercial bank. The swap agreement fixed the Operating Partnership's one-month LIBOR base to 6.285 percent per annum on a notional amount of $24,000. The swap agreement expired in August 1999.

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

On October 1, 1998, the Operating Partnership entered into a forward treasury rate lock agreement with a commercial bank. The agreement locked an interest rate of 4.089 percent per annum for the three-year U.S. Treasury Note effective November 4, 1999, on a notional amount of $50,000. The agreement was used to fix the Index Rate on $50,000 of the Harborside-Plaza I mortgage, for which the interest rate was re-set to the three-year U.S. Treasury Note (5.82 percent) plus 110 basis points for the three years beginning November 4, 1999 (see "Property Mortgages: Harborside-Plaza I"). The Operating Partnership received $2,208 in settlement of the agreement, which is being amortized to interest expense over the three year-period.

In connection with the issuance of the $600,000 face amount of Senior Unsecured Notes in March 1999, the Operating Partnership entered into and settled forward treasury rate lock agreements. These agreements were settled at a cost of approximately $517, which is being amortized to interest expense over the terms of the respective tranches.

SCHEDULED PRINCIPAL PAYMENTS
Scheduled principal payments and related weighted average annual interest rates for the Operating Partnership's Senior Unsecured Notes (Note 8), revolving credit facilities (Note 9) and mortgages and loans payable as of June 30, 2000 are as follows:


                                                                                                 Weighted Avg.
                                           Scheduled          Principal                        Interest Rate of
Year                                     Amortization        Maturities         Total        Future Repayments (a)
------------------------------------------------------------------------------------------------------------------
July through December 2000                $   1,705         $     5,419     $    7,124               6.93%
2001                                          3,257               4,211          7,468               7.44%
2002                                          3,458                  --          3,458               8.20%
2003                                          3,518             407,824        411,342               7.40%
2004                                          2,332             309,863        312,195               7.34%
Thereafter                                      970             744,720        745,690               7.19%
------------------------------------------------------------------------------------------------------------------

Totals/Weighted Average                    $ 15,240         $ 1,472,037     $1,487,277               7.28%
==================================================================================================================


(a) Assumes a weighted average LIBOR rate at June 30, 2000 of 6.59 percent in calculating revolving credit facility and other variable rate debt interest rates.

Scheduled principal payments during the six months ended June 30, 2000 and 1999 amounted to $1,603 and $1,815, respectively.

CASH PAID FOR INTEREST & INTEREST CAPITALIZED
Cash paid for interest for the six months ended June 30, 2000 and 1999 was $56,035 and $38,216, respectively. Interest capitalized by the Operating Partnership for the six months ended June 30, 2000 and 1999 was $4,189 and $3,019, respectively.

SUMMARY OF INDEBTEDNESS
As of June 30, 2000, the Operating Partnership's total indebtedness of $1,487,277 (weighted average interest rate of 7.28 percent) was comprised of $247,908 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 7.46 percent) and fixed rate debt of $1,239,369 (weighted average rate of 7.24 percent).

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

Through December 31, 1999, the Corporation, under the Repurchase Program, purchased for constructive retirement, 1,869,200 shares of its outstanding common stock for an aggregate cost of approximately $52,558. Concurrent with these purchases, the Corporation sold to the Operating Partnership 1,869,200 common units for approximately $52,558. The Corporation did not purchase any of its outstanding common stock during the six months ended June 30, 2000.

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN
The Corporation filed a registration statement with the SEC for the Corporation's dividend reinvestment and stock purchase plan ("Plan") which was declared effective in February 1999. The Plan commenced on March 1, 1999.

During the year ended December 31, 1999, 1,082 shares were issued and proceeds of approximately $32 were received from stock purchases and/or dividend reinvestments under the Plan. The proceeds of the shares issued were contributed by the Corporation to the Operating Partnership in exchange for common units. The Corporation did not issue any shares under the Plan during the six months ended June 30, 2000.

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

On June 27, 2000, the Corporation amended its shareholder rights plan to prevent the triggering of such plan as a result of the Mergers.

STOCK OPTION PLANS
In 1994, and as subsequently amended, the Corporation established the Mack-Cali Employee Stock Option Plan ("Employee Plan") and the Mack-Cali Director Stock Option Plan ("Director Plan") under which a total of 5,380,188 shares (subject to adjustment) of the Corporation's common stock have been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director
Plan). Stock options granted under the Employee Plan in 1994 and 1995 have become exercisable over a three-year period and those options granted under the Employee Plan in 1996, 1997, 1998 and 1999 become exercisable over a five-year period. All stock options granted under the Director Plan become exercisable in one year. All options were granted at the fair market value at the dates of grant and have terms of ten years. As of June 30, 2000 and December 31, 1999, the stock options outstanding had a weighted average remaining contractual life of approximately 6.8 and 7.4 years, respectively.

Information regarding the Corporation's stock option plans is summarized below:


                                                                                             Weighted
                                                                    Shares                    Average
                                                                     Under                   Exercise
                                                                    Options                    Price
-----------------------------------------------------------------------------------------------------
      Outstanding at January 1, 1999                              3,939,982                   $33.22
      Granted                                                       426,400                   $25.23
      Exercised                                                     (47,583)                  $22.31
      Lapsed or canceled                                           (591,648)                  $36.92
-----------------------------------------------------------------------------------------------------
      Outstanding at December 31, 1999                            3,727,151                   $31.86
      Granted                                                            --                       --
      Exercised                                                     (79,910)                  $20.90
      Lapsed or canceled                                           (212,423)                  $34.91
-----------------------------------------------------------------------------------------------------
      Outstanding at June 30, 2000                                3,434,818                   $31.93
=====================================================================================================
      Options exercisable at December 31, 1999                    1,724,920                   $29.78
      Options exercisable at June 30, 2000                        2,246,063                   $31.25
-----------------------------------------------------------------------------------------------------
      Available for grant at December 31, 1999                      662,878
      Available for grant at June 30, 2000                          875,301
-----------------------------------------------------------------------------------------------------


STOCK WARRANTS
The Corporation has outstanding 380,000 warrants to purchase an equal number of shares of common stock ("Stock Warrants") at $33 per share (the market price at date of grant). Such warrants are all currently exercisable and expire on January 31, 2007.

The Corporation also has outstanding 464,976 Stock Warrants to purchase an equal number of shares of common stock at $38.75 per share (the market price at date of grant). Such warrants vest equally over a five-year period through December 31, 2001 and expire on December 12, 2007.

As of June 30, 2000 and December 31, 1999, there were a total of 844,976 and 914,976 Stock Warrants outstanding, respectively. As of June 30, 2000 and December 31, 1999, there were 688,985 and 585,989 Stock Warrants exercisable, respectively. During the six months ended June 30, 2000 and 1999, 70,000 and no Stock Warrants were canceled, respectively. No Stock Warrants have been exercised through June 30, 2000.

STOCK COMPENSATION
In July 1999, the Corporation entered into amended and restated employment contracts with six of its then key executive officers which provided for, among other things, compensation in the form of stock awards and associated tax obligation payments. In addition, in December 1999, the Corporation granted stock awards to certain other officers of the Corporation. In connection with the stock awards (collectively, "Restricted Stock Awards"), the executive officers and certain other officers are to receive up to a total of 211,593 shares of the Corporation's common stock vesting over a five-year period contingent upon the Corporation meeting certain performance and/or stock price appreciation objectives. The Restricted Stock Awards provided to the executive officers and certain other officers were granted under the Employee Plan. Effective January 1, 2000, 31,737 shares of the Corporation's common stock were issued to the executive officers and certain other officers upon meeting the required objectives.

Pursuant to the Cali Agreement, an aggregate of 38,649 shares of the Corporation's common stock were issued to Brant Cali and John R. Cali upon vesting of their remaining Restricted Stock Awards.

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

During 1999, 3,319 deferred stock units were earned. During the six months ended June 30, 2000, 2,132 deferred stock units were earned.

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

The following information presents the Operating Partnership's results for the three and six month periods ended June 30, 2000 and 1999 in accordance with FASB No. 128:


                                                         Three Months Ended June 30,
                                                        2000                     1999
------------------------------------------------------------------------------------------------
                                                  Basic EPU  Diluted EPU Basic EPU  Diluted EPU
------------------------------------------------------------------------------------------------
Net income available to common unitholders        $107,327   $107,327     $ 21,452   $ 21,452
Add: Net income attributable to
        Operating Partnership - preferred units       --        3,765         --         --
------------------------------------------------------------------------------------------------
Adjusted net income                               $107,327   $111,092     $ 21,452   $ 21,452
================================================================================================

Weighted average units                              66,627     73,284       67,173     67,486
------------------------------------------------------------------------------------------------
Per Unit                                          $   1.61   $   1.52     $   0.32   $   0.32
================================================================================================



                                                             Six Months Ended June 30,
                                                          2000                        1999
----------------------------------------------------------------------------------------------------
                                                  Basic EPU   Diluted EPU   Basic EPU   Diluted EPU
----------------------------------------------------------------------------------------------------
Net income available to common unitholders        $149,049     $149,049     $ 58,396     $ 58,396
Add: Net income attributable to
        Operating Partnership - preferred units       --          7,634         --           --
----------------------------------------------------------------------------------------------------
Adjusted net income                               $149,049     $156,683     $58,396      $ 58,396
====================================================================================================

Weighted average units                              66,527       73,237       67,092       67,385
----------------------------------------------------------------------------------------------------
Per Unit                                          $   2.24     $   2.14     $   0.87     $   0.87
====================================================================================================


The following schedule reconciles the units used in the basic EPU calculation to the units used in the diluted EPU calculation:


                                                               Three Months               Six Months
                                                              Ended June 30,            Ended June 30,
                                                            2000         1999         2000         1999
----------------------------------------------------------------------------------------------------------
Basic EPU Units:                                           66,627       67,173       66,527        67,092
     Add:Operating Partnership - preferred units            6,457           --        6,537            --
              (after conversion to common units)
              Stock options                                   200          313          173           293
----------------------------------------------------------------------------------------------------------
Diluted EPU Units:                                         73,284       67,486       73,237        67,385
==========================================================================================================


Contingent Units and Restricted Stock Awards outstanding in 2000 and 1999, if any, were not included in the computation of diluted EPU as such units were anti-dilutive during each of the periods. Preferred Units outstanding in 1999 were not included in the 1999 computation of diluted EPU as such units were anti-dilutive during the periods.

Pursuant to the Repurchase Program, during 1999, the Corporation purchased for constructive retirement 1,014,500 shares of its outstanding common stock for approximately $27,500. Concurrent with these purchases, the Corporation sold an equivalent number of common units to the Operating Partnership. The Corporation did not purchase any of its outstanding common stock during the six months ended June 30, 2000.

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

During 1999, 20,952 Series A Preferred Units were converted into 604,675 common units. During the six months ended June 30, 2000, 6,180 Series A Preferred Units were converted into 178,355 common units.

As of June 30, 2000, there were 223,124 Series B Preferred Units outstanding (convertible into 6,439,366 common units).

COMMON UNITS
Certain individuals and entities own common units in the Operating Partnership. A common unit and a share of common stock of the General Partner have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the Operating Partnership.

Common units are redeemable by the common unitholders at their option, subject to certain restrictions, on the basis of one common unit for either one share of common stock or cash equal to the fair market value of a share at the time of the redemption. The General Partner has the option to deliver shares of common stock in exchange for all or any portion of the cash requested. When a unitholder redeems a common unit for common stock of the Corporation, limited partners' capital is reduced and the General Partner's capital is increased. Effective August 21, 1998, the partnership agreement was amended to vest this right in the Operating Partnership, rather than in the General Partnership. Common units held by the General Partner are not redeemable.

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

During the six months ended June 30, 2000, an aggregate of 256,346 common units were redeemed for an equivalent number of shares of common stock in the Corporation.

As of June 30, 2000, there were 8,075,720 common units outstanding.

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

13. MINORITY INTEREST IN CONSOLIDATED PARTIALLY-OWNED PROPERTIES

On December 28, 1999, the Operating Partnership sold an interest in six office properties located in Parsippany, Morris County, New Jersey for $83,600. Amongst other things, the operating agreements provide for a preferred return to the joint venture members. On June 29, 2000, the Operating Partnership acquired a 100 percent interest in these properties and the Operating Partnership paid an additional $836 to the minority interest member in excess of its investment.

The Operating Partnership controls these operations and has consolidated the financial position and results of operations of partially-owned properties in the financial statements of the Operating Partnership. The equity interests of the other members are reflected as minority interests: partially-owned properties in the consolidated financial statements of the Operating Partnership.

14. EMPLOYEE BENEFIT PLAN

All employees of the Corporation who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan (the "401(k) Plan"). The 401(k) Plan allows eligible employees to defer up to 15 percent of their annual compensation, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Corporation, at management's discretion, may match employee contributions and/or make discretionary contributions. Total expense recognized by the Operating Partnership for the six months ended June 30, 2000 and 1999 was $200 and $0, respectively.

15. COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS
   HARBORSIDE FINANCIAL CENTER PROPERTY
   Pursuant to an agreement with the City of Jersey City, New Jersey obtained by the former owner of the Harborside property in 1988 and assumed by the Operating Partnership as part of the acquisition of the property in November 1996, the Operating Partnership is required to make payments in lieu of property taxes ("PILOT") on its Harborside property. The agreement, which commenced in 1990, is for a term of 15 years. Such PILOT is equal to two percent of Total Project Costs, as defined, in year one and increases by $75 per annum through year fifteen. Total Project Costs, as defined, are $145,644. The PILOT totaled $1,338 and $1,302 for the six months ended June 30, 2000 and 1999, respectively.

GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Operating Partnership is the lessee, as of June 30, 2000, are as follows:


YEAR                                                     AMOUNT
---------------------------------------------------------------
July 1, 2000 to December 31, 2000                       $   266
2001                                                        531
2002                                                        531
2003                                                        531
2004                                                        534
Thereafter                                               22,532
---------------------------------------------------------------
Total                                                   $24,925
===============================================================


Ground lease expense incurred during the six months ended June 30, 2000 and 1999 amounted to $285 and $260, respectively.

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

On June 27, 2000, pursuant to the Cali agreement, both Brant Cali and John R. Cali resigned their positions as officers of the Corporation and Brant Cali resigned as director of the Corporation ("Cali Agreement"). As required by Brant Cali and John R. Cali's amended and restated employment agreements, under the Cali Agreement: (i) the Corporation paid $2,820 and $2,806 (less applicable withholding) to Brant Cali and John R. Cali, respectively; and (ii) all options to acquire shares of the Corporation's common stock and Restricted Stock Awards held by Brant Cali and John R. Cali became fully vested on the effective date of their resignations from the Corporation. All costs associated with Brant Cali and John R. Cali's resignations are included in non-recurring charges for the three and six month periods ended June 30, 2000.

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

Selected results of operations for the three and six month periods ended June 30, 2000 and 1999 and selected asset information as of June 30, 2000 and December 31, 1999 regarding the Operating Partnership's operating segment are as follows:


                                              Total          Corporate &         Total
                                              Segment        Other (e)      Operating Partnership
-------------------------------------------------------------------------------------------------
TOTAL CONTRACT REVENUES (a):
Three months ended:
     June 30, 2000                           $  140,117     $    2,372      $  142,489   (f)
     June 30, 1999                              132,575            567         133,142   (g)
Six months ended:
     June 30, 2000                           $  280,258     $    3,020      $  283,278   (h)
     June 30, 1999                              264,344            142         264,486   (i)

TOTAL OPERATING AND INTEREST EXPENSES (b):
Three months ended:
     June 30, 2000                           $   46,079     $   27,484      $   73,563   (j)
     June 30, 1999                               44,567         28,164          72,731   (k)
Six months ended:
     June 30, 2000                           $   92,809     $   56,118      $  148,927   (l)
     June 30, 1999                               87,723         57,115         144,838   (m)

NET OPERATING INCOME (c):
Three months ended:
     June 30, 2000                           $   94,038     $  (25,112)     $   68,926   (f) (j)
     June 30, 1999                               88,008        (27,597)         60,411   (g) (k)
Six months ended:
     June 30, 2000                           $  187,449     $  (53,098)     $  134,351   (h) (l)
     June 30, 1999                              176,621        (56,973)        119,648   (i) (m)

TOTAL ASSETS:
     June 30, 2000                           $3,567,243     $   60,861      $3,628,104
     December 31, 1999                        3,576,806         52,795       3,629,601

TOTAL LONG-LIVED ASSETS (d):
     June 30, 2000                           $3,481,751     $   42,253      $3,524,004
     December 31, 1999                        3,510,285         30,318       3,540,603
=================================================================================================


(a) Total contract revenues represent all revenues during the period (including the Operating Partnership's share of net income from unconsolidated joint ventures), excluding adjustments for straight-lining of rents and the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures. All interest income is excluded from segment amounts and is classified in Corporate & Other for all periods.
(b) Total operating and interest expenses represent the sum of real estate taxes, utilities, operating services, general and administrative and interest expense. All interest expense (including for property-level mortgages) is excluded from segment amounts and is classified in Corporate & Other for all periods.
(c)  Net operating income represents total contract revenues [as defined in Note
     (a)] less total operating and interest expenses [as defined in Note (b)] for the period.
(d) Long-lived assets are comprised of total rental property, unbilled rents receivable and investments in unconsolidated joint ventures.
(e) Corporate & Other represents all corporate-level items (including interest and other investment income, interest expense and non-property general and administrative expense) as well as intercompany eliminations necessary to reconcile to consolidated Operating Partnership totals.
(f) Excludes $3,403 of adjustments for straight-lining of rents and ($3) for the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures.
(g) Excludes $3,859 of adjustments for straight-lining of rents and ($26) for the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures.
(h) Excludes $5,536 of adjustments for straight-lining of rents and $54 for the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures.
(i) Excludes $7,422 of adjustments for straight-lining of rents and ($44) for the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures.
(j) Excludes $22,945 of depreciation and amortization and non-recurring charges of $9,228.
(k) Excludes $22,465 of depreciation and amortization and non-recurring charges of $16,458.
(l) Excludes $45,127 of depreciation and amortization and non-recurring charges of $9,228.
(m) Excludes $44,434 of depreciation and amortization and non-recurring charges of $16,458.

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

The following comparisons for the three and six month periods ended June 30, 2000 ("2000"), as compared to the three and six month periods ended June 30, 1999 ("1999") make reference to the following: (i) the effect of the "Same-Store Properties," which represents all in-service properties owned by the Operating Partnership at March 31, 1999 (for the three-month period comparisons), and which represents all in-service properties owned by the Operating Partnership at December 31, 1998 (for the six-month period comparisons), all such properties being owned by the Operating Partnership for the entirety of both periods being compared, (ii) the effect of the "Acquired Properties," which represents all properties acquired or placed in service by the Operating Partnership from April 1, 1999 through June 30, 2000 (for the three-month period comparisons), and which represents all properties acquired or placed in service by the Operating Partnership from January 1, 1999 through June 30, 2000 (for the six-month period comparisons), and (iii) the effect of the "Dispositions," which represents the Operating Partnership's sales of rental property during the respective periods.

  THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999


                                              Quarter Ended
                                                 June 30,             Dollar    Percent
(IN THOUSANDS)                              2000           1999       Change    Change
-----------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                                $ 122,072    $ 116,499    $   5,573        4.8%
Escalations and recoveries from tenants      14,627       16,366       (1,739)     (10.6)
Parking and other                             6,128        3,061        3,067      100.2
-----------------------------------------------------------------------------------------
   Sub-total                                142,827      135,926        6,901        5.1

Equity in earnings of
   unconsolidated joint ventures              1,070          834          236       28.3
Interest income                               1,992          215        1,777      826.5
-----------------------------------------------------------------------------------------
   Total revenues                           145,889      136,975        8,914        6.5
-----------------------------------------------------------------------------------------

PROPERTY EXPENSES:
Real estate taxes                            14,733       14,208          525        3.7
Utilities                                    10,014        9,829          185        1.9
Operating services                           16,822       17,429         (607)      (3.5)
-----------------------------------------------------------------------------------------
   Sub-total                                 41,569       41,466          103        0.2

General and administrative                    5,159        5,568         (409)      (7.3)
Depreciation and amortization                22,945       22,465          480        2.1
Interest expense                             26,835       25,697        1,138        4.4
Non-recurring charges                         9,228       16,458       (7,230)     (43.9)
-----------------------------------------------------------------------------------------
   Total expenses                           105,736      111,654       (5,918)      (5.3)
-----------------------------------------------------------------------------------------

Income before gain on sales of rental
   property and minority interest            40,153       25,321       14,832       58.6
Gain on sales of rental property             73,921         --         73,921     --
-----------------------------------------------------------------------------------------

Income before minority interest             114,074       25,321       88,753      350.5
Minority interest in consolidated
   partially-owned properties                (2,982)        --         (2,982)    --
-----------------------------------------------------------------------------------------

Net income                                  111,092       25,321       85,771      338.7
Preferred unit distribution                  (3,765)      (3,869)         104        2.7
-----------------------------------------------------------------------------------------

Net income available to
   common unitholders                     $ 107,327    $  21,452    $  85,875      400.3%
=========================================================================================


The following is a summary of the changes in revenue from rental operations and property expenses divided into Acquired Properties, Same-Store Properties and Dispositions (in thousands):


                                            Total              Acquired           Same-Store
                                      Operating Partnership   Properties          Properties         Dispositions
                                      --------------------- ---------------     ---------------     ---------------
                                         Dollar Percent     Dollar  Percent     Dollar  Percent     Dollar  Percent
                                       Change     Change     Change   Change    Change    Change    Change   Change
---------------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                          $  5,573        4.8%  $  4,833     4.2% $  4,350        3.7%  $ (3,610)    (3.1)%
Escalations and recoveries
   from tenants                       (1,739)     (10.6)       232     1.4      (758)      (4.6)    (1,213)    (7.4)
Parking and other                      3,067      100.2         47     1.5     3,265      106.7       (245)    (8.0)
---------------------------------------------------------------------------------------------------------------------
   Totals                           $  6,901        5.1%  $  5,112     3.8% $  6,857        5.0%  $ (5,068)    (3.7)%
=====================================================================================================================

PROPERTY EXPENSES:
Real estate taxes                   $    525        3.7%  $    523     3.7% $    453        3.2%  $   (451)    (3.2)%
Utilities                                185        1.9        243     2.5       373        3.8       (431)    (4.4)
Operating services                      (607)      (3.5)       933     5.3      (861)      (4.9)      (679)    (3.9)
---------------------------------------------------------------------------------------------------------------------
   Totals                           $    103        0.2%  $  1,699     4.1% $    (35)      (0.1)% $ (1,561)    (3.8)%
=====================================================================================================================

OTHER DATA:
Number of Consolidated Properties        254                    11               243                     5
Square feet (in thousands)            26,865                 1,255            25,610                 1,359


Base rents for the Same-Store Properties increased $4.4 million, or 3.7 percent, for 2000 as compared to 1999, due primarily to rental rate increases in 2000. Escalations and recoveries from tenants for the Same-Store Properties decreased $0.8 million, or 4.6 percent, for 2000 over 1999, due primarily to the recovery of a decreased amount of total property expenses, as well as fewer settle-up billings during the same period in 2000. Parking and other income for the Same-Store Properties increased $3.3 million, or 106.7 percent, due primarily to increased lease termination fees in 2000.

Real estate taxes on the Same-Store Properties increased $0.5 million, or 3.2 percent, for 2000 as compared to 1999, due primarily to property tax rate increases in certain municipalities in 2000. Utilities for the Same-Store Properties increased $0.4 million, or 3.8 percent, for 2000 as compared to 1999, due primarily to increased usage in 2000. Operating services for the Same-Store Properties decreased $0.9 million, or 4.9 percent, due primarily to decreased salaries.

Equity in earnings of unconsolidated joint ventures increased $0.2 million, or
28.3 percent, in 2000 as compared to 1999. This is due primarily to increased joint venture investments made by the Operating Partnership (see Note 4 to the Financial Statements).

Interest income increased $1.8 million, or 826.5 percent, for 2000 as compared to 1999, due primarily to the effect of proceeds from the Dispositions in 2000 being invested in cash and cash equivalents.

General and administrative expense decreased by $0.4 million, or 7.3 percent, for 2000 as compared to 1999. This decrease is due primarily to decreased payroll and related costs in 2000.

Depreciation and amortization increased by $0.5 million, or 2.1 percent, for 2000 over 1999. Of this increase, $0.9 million or 4.0 percent, is attributable to the Acquired Properties, and $0.5 million, or 2.3 percent, due to the Same-Store Properties, partially offset by a decrease of $0.9 million, or 4.2 percent, due to the Dispositions.

Interest expense increased $1.1 million, or 4.4 percent, for 2000 as compared to 1999. This increase is due primarily to the increase in LIBOR which resulted in higher borrowing costs on floating rate debt.

Non-recurring charges of $9.2 million were incurred in 2000, as a result of the resignations of Brant Cali and John R. Cali (see Note 15 to the Financial Statements). Non-recurring charges of $16.5 million were incurred in 1999, as a result of the resignation of Thomas A. Rizk (see Note 15 to the Financial Statements).

Income before gain on sales of rental property and minority interest increased to $40.2 million in 2000 from $25.3 million in 1999. The increase of approximately $14.9 million is due to the factors discussed above.

Net income available to common unitholders increased by $85.9 million, from $21.4 million in 1999 to $107.3 million in 2000. This increase was a result of an increase in income before gain on sales of rental property and minority interest of $14.9 million, gain on sales of rental property of $73.9 million in 2000 and a decrease in Preferred Unit distributions of $0.1 million. These were partially offset by an increase in minority interest of $3.0 million.

    SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999


                                             Six Months Ended
                                                 June 30,            Dollar      Percent
(IN THOUSANDS)                              2000          1999       Change       Change
----------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                                $ 243,670    $ 232,579    $  11,091        4.8%
Escalations and recoveries from tenants      31,295       31,226           69        0.2
Parking and other                             9,450        6,961        2,489       35.8
----------------------------------------------------------------------------------------
   Sub-total                                284,415      270,766       13,649        5.0

Equity in earnings of
   unconsolidated joint ventures              2,207          628        1,579      251.4
Interest income                               2,246          470        1,776      377.9
----------------------------------------------------------------------------------------
   Total revenues                           288,868      271,864       17,004        6.3
----------------------------------------------------------------------------------------

PROPERTY EXPENSES:
Real estate taxes                            29,437       28,051        1,386        4.9
Utilities                                    20,393       19,421          972        5.0
Operating services                           34,564       34,516           48        0.1
----------------------------------------------------------------------------------------
   Sub-total                                 84,394       81,988        2,406        2.9

General and administrative                   11,272       13,531       (2,259)     (16.7)
Depreciation and amortization                45,127       44,434          693        1.6
Interest expense                             53,261       49,319        3,942        8.0
Non-recurring charges                         9,228       16,458       (7,230)     (43.9)
----------------------------------------------------------------------------------------
   Total expenses                           203,282      205,730       (2,448)      (1.2)
----------------------------------------------------------------------------------------

Income before gain on sales
   of rental property
   and minority interest                     85,586       66,134       19,452       29.4
Gain on sales of rental property             76,169         --         76,169     --
----------------------------------------------------------------------------------------

Income before minority interest             161,755       66,134       95,621      144.6
Minority interest in consolidated
   partially-owned properties                (5,072)        --         (5,072)    --
----------------------------------------------------------------------------------------

Net income                                  156,683       66,134       90,549      136.9
Preferred unit distribution                  (7,634)      (7,738)         104        1.3
----------------------------------------------------------------------------------------
Net income available to
   common unitholders                     $ 149,049    $  58,396    $  90,653      155.2%
========================================================================================


The following is a summary of the changes in revenue from rental operations and property expenses divided into Acquired Properties, Same-Store Properties and Dispositions (in thousands):


                                            Total                 Acquired           Same-Store
                                      Operating Partnership      Properties           Properties         Dispositions
                                      ---------------------   ----------------     -----------------    -----------------
                                       Dollar  Percent        Dollar   Percent     Dollar    Percent    Dollar    Percent
                                      Change    Change        Change    Change     Change      Change   Change     Change
--------------------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                          $ 11,091      4.8%       $  8,576     3.8%    $  6,612       2.8%  $ (4,097)    (1.8)%
Escalations and recoveries
   from tenants                           69      0.2             519     1.6          687       2.2     (1,137)    (3.6)
Parking and other                      2,489     35.8              61     0.9        2,667      38.3       (239)    (3.4)
--------------------------------------------------------------------------------------------------------------------------
   Totals                           $ 13,649      5.0%       $  9,156     3.3%    $  9,966       3.7%  $ (5,473)    (2.0)%
==========================================================================================================================

PROPERTY EXPENSES:
Real estate taxes                   $  1,386      4.9%       $    913     3.3%    $    941       3.3%  $   (468)    (1.7)%
Utilities                                972      5.0             467     2.4        1,009       5.2       (504)    (2.6)
Operating services                        48      0.1           1,500     4.3         (754)     (2.2)      (698)    (2.0)
--------------------------------------------------------------------------------------------------------------------------
   Totals                           $  2,406      2.9%       $  2,880     3.5%    $  1,196       1.4%  $ (1,670)    (2.0)%
==========================================================================================================================

OTHER DATA:
Number of Consolidated Properties        254                       15                  239                    5
Square feet (in thousands)            26,865                    1,389               25,476                1,359


Base rents for the Same-Store Properties increased $6.6 million, or 2.8 percent, for 2000 as compared to 1999, due primarily to rental rate increases in 2000. Escalations and recoveries from tenants for the Same-Store Properties increased $0.7 million, or 2.2 percent, for 2000 over 1999, due primarily to the recovery of an increased amount of total property expenses, as well as additional settle-up billings in 2000. Parking and other income for the Same-Store Properties increased $2.7 million, or 38.3 percent, due primarily to increased lease termination fees received in 2000.

Real estate taxes on the Same-Store Properties increased $0.9 million, or 3.3 percent, for 2000 as compared to 1999, due primarily to property tax rate increases in certain municipalities in 2000. Utilities for the Same-Store Properties increased $1.0 million, or 5.2 percent, for 2000 as compared to 1999, due primarily to increased usage in 2000. Operating services for the Same-Store Properties decreased $0.8 million, or 2.2 percent, due primarily to decreased salaries.

Equity in earnings of unconsolidated joint ventures increased $1.6 million, or
251.4 percent, in 2000 as compared to 1999. This is due primarily to increased joint venture investments made by the Operating Partnership (see Note 4 to the Financial Statements).

Interest income increased $1.8 million, or 377.9 percent, for 2000 as compared to 1999, due primarily to the effect of proceeds from the Dispositions in 2000 being invested in cash and cash equivalents.

General and administrative expense decreased by $2.3 million, or 16.7 percent, for 2000 as compared to 1999. This decrease is due primarily to decreased payroll and related costs in 2000.

Depreciation and amortization increased by $0.7 million, or 1.6 percent, for 2000 over 1999. Of this increase, $1.6 million or 3.6 percent, is attributable to the Acquired Properties and $0.9 million, or 2.1 percent, due to the Same-Store Properties, partially offset by a decrease of $1.8 million, or 4.1 percent, due to the Dispositions.

Interest expense increased $3.9 million, or 8.0 percent, for 2000 as compared to 1999. This increase is due primarily to the replacement in 1999 of short-term credit facility borrowings with long-term fixed rate unsecured notes.

Non-recurring charges of $9.2 million were incurred in 2000, as a result of the resignations of Brant Cali and John R. Cali (see Note 15 to the Financial Statements). Non-recurring charges of $16.5 million were incurred in 1999, as a result of the resignation of Thomas A. Rizk (see Note 15 to the Financial Statements).

Income before gain on sales of rental property and minority interest increased to $85.6 million in 2000 from $66.1 million in 1999. The increase of approximately $19.5 million is due to the factors discussed above.

Net income available to common unitholders increased by $90.7 million, from $58.4 million in 1999 to $149.1 million in 2000. This increase was a result of an increase in income before gain on sales of rental property and minority interest of $19.5 million, gain on sales of rental property of $76.2 million in 2000 and a decrease in Preferred Unit distributions of $0.1 million. These were partially offset by an increase in minority interest of $5.1 million.

LIQUIDITY AND CAPITAL RESOURCES

STATEMENT OF CASH FLOWS
During the six months ended June 30, 2000, the Operating Partnership generated $120.6 million in cash flows from operating activities, and together with $435.0 million in borrowings from the Operating Partnership's revolving credit facilities, $235.8 million in proceeds from sales of rental property, $7.1 million in distributions received from unconsolidated joint ventures, $1.7 million in proceeds from stock options exercised and $0.6 million from restricted cash, used an aggregate of approximately $800.8 million to acquire properties and land parcels and pay for other tenant and building improvements totaling $170.1 million, repay outstanding borrowings on its revolving credit facilities and other mortgage debt of $438.1 million, pay quarterly distributions of $85.0 million, invest $11.0 million in unconsolidated joint ventures, distribute $88.7 million to minority interest in partially-owned properties, pay financing costs of $6.0 million and increase the Operating Partnership's cash and cash equivalents by $1.9 million.

CAPITALIZATION
In August 1998, the Board of Directors of the Corporation authorized a share repurchase program under which the Corporation was permitted to purchase up to $100.0 million of the Corporation's outstanding common stock. Purchases could be made from time to time in open market transactions at prevailing prices or through privately negotiated transactions. Subsequently, through December 31, 1999, the Corporation purchased for constructive retirement, 1,869,200 shares of its outstanding common stock for an aggregate cost of approximately $52.6 million. Concurrent with these purchases, the Corporation sold to the Operating Partnership 1,869,200 common units for approximately $52.6 million. The Corporation did not purchase any of its outstanding common stock during the six months ended June 30, 2000.

As of June 30, 2000, the Operating Partnership's total indebtedness of $1.5 billion (weighted average interest rate of 7.28 percent) was comprised of $247.9 million of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 7.46 percent) and fixed rate debt of $1.2 billion (weighted average rate of 7.24 percent).

As of June 30, 2000, the Operating Partnership had outstanding borrowings of $215.7 million under its revolving credit facilities (with aggregate borrowing capacity of $900.0 million). The total outstanding borrowings were from the 2000 Unsecured Facility, with no outstanding borrowings under the Prudential Facility. The interest rate on outstanding borrowings under the 2000 Unsecured Facility is currently LIBOR plus 80 basis points. The Operating Partnership may instead elect an interest rate representing the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points. Based upon a change in the Operating Partnership's unsecured debt rating, the interest rate will be changed on a sliding scale. The 2000 Unsecured Facility also requires a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears. Subject to certain conditions, the Operating Partnership has the ability to increase the borrowing capacity of the 2000 Unsecured Facility up to $1.0 billion. The 2000 Unsecured Facility matures in June 2003, with an extension option of one year, which would require a payment of 25 basis points of the then borrowing capacity of the credit line upon exercise. The Prudential Facility carries an interest rate of 110 basis points over LIBOR and matures in June 2001.

The terms of the 2000 Unsecured Facility include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the maximum leverage ratio, the maximum amount of secured indebtedness, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations. The dividend restriction referred to above provides that, except to enable the Corporation to continue to qualify as a REIT under the Code, the Corporation will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90 percent of funds from operations (as defined) for such period, subject to certain other adjustments.

The Operating Partnership has three investment grade credit ratings. Standard & Poor's Rating Services ("S&P") and Fitch IBCA ("Fitch") have each assigned their BBB rating to existing and prospective senior unsecured debt of the Operating Partnership. S&P and Fitch have also assigned their BBB- rating to prospective preferred stock offerings of the Corporation. Moody's Investors Service has assigned its Baa3 rating to the existing and prospective senior unsecured debt of the Operating Partnership and its Ba1 rating to prospective preferred stock offerings of the Corporation.

The terms of the Operating Partnership's unsecured corporate debt include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

As of June 30, 2000, the Operating Partnership had 225 unencumbered properties, totaling 20.4 million square feet, representing 76.0 percent of the Operating Partnership's total portfolio on a square footage basis.

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

The Operating Partnership expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operating activities, along with the 2000 Unsecured Facility and the Prudential Facility. The Operating Partnership is frequently examining potential property acquisitions and construction projects and, at any given time, one or more of such acquisitions or construction projects may be under consideration. Accordingly, the ability to fund property acquisitions and construction projects is a major part of the Operating Partnership's financing requirements. The Operating Partnership expects to meet its financing requirements through funds generated from operating activities, proceeds from property sales, long-term or short-term borrowings (including draws on the Operating Partnership's revolving credit facilities) and the issuance of additional debt or equity securities. In addition, the Operating Partnership anticipates utilizing the 2000 Unsecured Facility and the Prudential Facility primarily to fund property acquisitions and construction projects.

As of June 30, 2000, the Operating Partnership's total debt had a weighted average term to maturity of 5.1 years. The Operating Partnership does not intend to reserve funds to retire the Operating Partnership's unsecured corporate debt, Harborside mortgages, $150.0 Million Prudential Mortgage Loan, its other property mortgages or other long-term mortgages and loans payable upon maturity. Instead, the Operating Partnership will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities. The Operating Partnership is reviewing various refinancing options, including the issuance of additional unsecured corporate debt, preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during 2000. The Operating Partnership anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Operating Partnership's capital and liquidity needs both in the short and long-term. However, if these sources of funds are insufficient or unavailable, the Operating Partnership's ability to make the expected distributions discussed below may be adversely affected.

To maintain its qualification as a REIT, the Corporation must make annual distributions to its stockholders of at least 95 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. The Corporation currently relies on the distributions it receives from the Operating Partnership to make distributions to its stockholders. Moreover, the Operating Partnership intends to continue to make regular quarterly distributions to its unitholders which, based upon current policy, in the aggregate would equal approximately $155.1 million on an annualized basis. However, any such distribution, would only be paid out of available cash after meeting operating requirements, scheduled debt service on mortgages and loans payable, and preferred unit distributions.

SIGNIFICANT TENANTS
The following table sets forth a schedule of the Operating Partnership's 20 largest tenants for the Consolidated Properties as of June 30, 2000, based upon annualized base rents:


                                                                     Percentage of                    Percentage of
                                                 Annualized      Operating Partnership   Square      Total Operating       Year of
                                  Number of      Base Rental        Annualized Base       Feet         Partnership          Lease
                                 Properties    Revenue ($) (1)    Rental Revenue (%)     Leased     Leased Sq.Ft. (%)    Expiration
-----------------------------------------------------------------------------------------------------------------------------------
Donaldson, Lufkin &
  Jenrette Securities Corp.          1             8,316,096             1.8             271,953         1.1              2011
AT&T Wireless Services               2             8,199,960             1.7             382,030         1.5              2007 (2)
AT&T Corporation                     4             8,069,341             1.7             520,496         2.0              2009 (3)
Keystone Mercy Health Plan           3             7,532,982             1.6             330,394         1.3              2015 (4)
IBM Corporation                      4             7,028,473             1.5             362,753         1.4              2007 (5)
Prentice-Hall Inc.                   1             6,744,495             1.4             474,801         1.9              2014
Allstate Insurance Company           9             5,863,006             1.2             270,154         1.1              2009 (6)
Nabisco Inc.                         3             5,694,073             1.2             310,243         1.2              2005 (7)
Toys `R' US - NJ, Inc.               1             5,342,672             1.1             242,518         0.9              2012
American Institute of Certified
  Public Accountants                 1             4,981,357             1.1             249,768         1.0              2012
Board of Gov./Federal Reserve        1             4,694,247             1.0             117,008         0.5              2009 (8)
Dean Witter Trust Company            1             4,319,507             0.9             221,019         0.9              2008
Winston & Strawn                     1             4,302,008             0.9             108,100         0.4              2003
CMP Media Inc.                       1             4,206,598             0.9             206,274         0.8              2014
KPMG Peat Marwick, LLP               2             3,824,080             0.8             161,760         0.6              2007 (9)
Move.com                             1             3,701,763             0.8              94,917         0.4              2006
Bank of Tokyo - Mitsubishi Ltd.      1             3,378,924             0.7             137,076         0.5              2009
Bankers Trust Harborside Inc.        1             3,272,500             0.7             385,000         1.5              2003
Cendant Operations Inc.              1             3,117,051             0.7             148,431         0.6              2008
Deloitte & Touche USA, LLP           1             3,073,126             0.7             115,967         0.4              2002
-----------------------------------------------------------------------------------------------------------------------------------
Totals                                           105,662,259            22.4           5,110,662        20.0
====================================================================================================================================


(1)  Annualized base rental revenue is based on actual June 2000 billings times
     12. For leases whose rent commences after July 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(2) 12,150 square feet expire September 2004; 345,799 square feet expire March 2007; 24,081 square feet expire June 2007.
(3) 3,950 square feet expire August 2000; 66,268 square feet expire December 2000; 63,278 square feet expire May 2004; 387,000 square feet expire January 2009.
(4)  27,245 square feet expire January 2003; 303,149 square feet expire April
     2015.
(5) 28,289 square feet expire January 2002; 1,065 square feet expire November 2002; 85,000 square feet expire December 2005; 248,399 square feet expire December 2007.
(6) 22,444 square feet expire July 2001; 47,364 square feet expire September 2002; 18,882 square feet expire April 2003; 2,867 square feet expire January 2004; 36,305 square feet expire January 2005; 23,024 square feet expire October 2005; 6,108 square feet expire August 2006; 70,517 square feet expire June 2007; 31,143 square feet expire April 2008; 11,500 square feet expire April 2009.
(7) 9,865 square feet expire September 2001; 300,378 square feet expire December 2005.
(8)  94,719 square feet expire May 2005; 22,289 square feet expire July 2009.
(9) 104,556 square feet expire September 2002; 57,204 square feet expire July 2007.

SCHEDULE OF LEASE EXPIRATIONS

The following table sets forth a schedule of the lease expirations for the total of the Operating Partnership's office, office/flex, industrial/warehouse and stand-alone retail properties, included in the Consolidated Properties, beginning July 1, 2000, assuming that none of the tenants exercise renewal options:


                                                                                           Average Annual
                                                    Percentage Of                           Rent Per Net
                                 Net Rentable       Total Leased         Annualized           Rentable          Percentage Of
                                 Area Subject        Square Feet         Base Rental         Square Foot         Annual Base
                  Number Of       To Expiring      Represented By       Revenue Under        Represented         Rent Under
Year Of            Leases           Leases            Expiring            Expiring           By Expiring          Expiring
Expiration      Expiring (1)       (Sq. Ft.)       Leases (%) (2)      Leases ($) (3)        Leases ($)          Leases (%)
---------------------------------------------------------------------------------------------------------------------------
7/1/00-12/31/00       256         1,490,198              5.8              26,192,268            17.58               5.6

2001..........        527         2,834,176             11.1              45,918,474            16.20               9.7

2002..........        536         3,585,845             14.0              62,957,243            17.56              13.3

2003..........        448         3,717,746             14.5              65,181,163            17.53              13.8

2004..........        334         2,323,366              9.1              44,334,554            19.08               9.4

2005..........        286         2,859,481             11.2              56,116,970            19.62              11.9

2006..........        105         1,412,989              5.5              29,696,175            21.02               6.3

2007..........         64         1,521,732              5.9              31,383,457            20.62               6.7

2008..........         40         1,084,117              4.2              18,254,250            16.84               3.9

2009..........         36         1,097,738              4.3              21,298,156            19.40               4.5

2010..........         61           944,524              3.7              19,212,405            20.34               4.1

2011 and thereafter    49         2,731,935             10.7              50,927,546            18.64              10.8
---------------------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average           2,742        25,603,847            100.0             471,472,661            18.41             100.0
===========================================================================================================================


(1) Includes office, office/flex, industrial/warehouse and stand-alone retail property tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.

(2)  Excludes all unleased space as of June 30, 2000.

(3)  Annualized base rental revenue is based on actual June 2000 billings times
     12. For leases whose rent commences after July 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(4) Reconciliation to Operating Partnership's total net rentable square footage is as follows:


                                                                Square Feet  Percentage of Total
                                                                -----------  -------------------
Square footage leased to commercial tenants                      25,603,847         95.3%
Square footage used for corporate offices, management offices, building use, retail tenants, food services, other ancillary
 service tenants and occupancy adjustments                          425,086          1.6
Square footage unleased                                             835,958          3.1
                                                                 ----------      --------
Total net rentable square footage (does not include
 residential, land lease, retail or not-in-service properties)   26,864,891        100.0%
                                                                 ----------      --------
                                                                 ----------      --------

SCHEDULE OF LEASE EXPIRATIONS: OFFICE PROPERTIES
The following table sets forth a schedule of the lease expirations for the office properties beginning July 1, 2000, assuming that none of the tenants exercise renewal options:


                                                                                           Average Annual
                                                  Percentage Of                             Rent Per Net
                                Net Rentable      Total Leased           Annualized           Rentable          Percentage Of
                               Area Subject        Square Feet           Base Rental         Square Foot         Annual Base
                  Number Of      To Expiring     Represented By         Revenue Under        Represented         Rent Under
Year Of            Leases          Leases           Expiring              Expiring           By Expiring          Expiring
Expiration      Expiring (1)      (Sq. Ft.)      Leases (%) (2)        Leases ($) (3)        Leases ($)          Leases (%)
---------------------------------------------------------------------------------------------------------------------------
7/1/00-12/31/00       213         1,214,468              5.7              22,985,977            18.93               5.5

2001..........        437         2,159,752             10.2              38,977,000            18.05               9.3

2002..........        434         2,731,188             12.9              53,967,997            19.76              12.8

2003..........        375         3,121,966             14.8              59,322,147            19.00              14.1

2004..........        284         1,822,335              8.6              38,538,729            21.15               9.1

2005..........        239         2,440,656             11.5              50,947,678            20.87              12.1

2006..........         86         1,134,526              5.4              25,192,679            22.21               6.0

2007..........         56         1,386,301              6.5              29,412,223            21.22               7.0

2008..........         36           925,747              4.4              17,171,967            18.55               4.1

2009..........         26           966,678              4.6              19,469,636            20.14               4.6

2010..........         47           750,968              3.5              16,568,653            22.06               3.9

2011 and thereafter    42         2,510,911             11.9              48,363,186            19.26              11.5
---------------------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average           2,275        21,165,496            100.0             420,917,872            19.89             100.0
===========================================================================================================================


(1) Includes office tenants only. Excludes leases for amenity, retail, parking and month-to-month office tenants. Some tenants have multiple leases.
(2)  Excludes all unleased space as of June 30, 2000.
(3)  Annualized base rental revenue is based on actual June 2000 billings times
     12. For leases whose rent commences after July 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: OFFICE/FLEX PROPERTIES

The following table sets forth a schedule of the lease expirations for the office/flex properties beginning July 1, 2000, assuming that none of the tenants exercise renewal options:


                                                                                           Average Annual
                                                    Percentage Of                           Rent Per Net
                                 Net Rentable       Total Leased         Annualized           Rentable          Percentage Of
                                 Area Subject        Square Feet         Base Rental         Square Foot         Annual Base
                  Number Of       To Expiring      Represented By       Revenue Under        Represented         Rent Under
Year Of            Leases           Leases            Expiring            Expiring           By Expiring          Expiring
Expiration      Expiring (1)      (Sq. Ft.)        Leases (%) (2)     Leases ($)  (3)        Leases ($)          Leases (%)
---------------------------------------------------------------------------------------------------------------------------
7/1/00-12/31/00        40           274,395              6.8               3,189,396            11.62               6.9

2001..........         87           664,977             16.5               6,849,197            10.30              14.8

2002..........        100           808,217             20.0               8,491,539            10.51              18.3

2003..........         69           497,806             12.3               5,357,898            10.76              11.5

2004..........         39           291,611              7.2               3,303,333            11.33               7.1

2005..........         44           405,671             10.0               4,987,415            12.29              10.8

2006..........         19           278,463              6.9               4,503,496            16.17               9.7

2007..........          8           135,431              3.4               1,971,234            14.56               4.2

2008..........          4           158,370              3.9               1,082,283             6.83               2.3

2009..........          9           119,260              2.9               1,722,320            14.44               3.7

2010..........         14           193,556              4.8               2,643,752            13.66               5.7

2011 and thereafter     6           213,024              5.3               2,299,360            10.79               5.0
---------------------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average             439         4,040,781            100.0              46,401,223            11.48             100.0
===========================================================================================================================


(1) Includes office/flex tenants only. Excludes leases for amenity, retail, parking and month-to-month office/flex tenants. Some tenants have multiple leases.
(2)  Excludes all unleased space as of June 30, 2000.
(3)  Annualized base rental revenue is based on actual June 2000 billings times
     12. For leases whose rent commences after July 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: INDUSTRIAL/WAREHOUSE PROPERTIES

The following table sets forth a schedule of the lease expirations for the industrial/warehouse properties beginning July 1, 2000, assuming that none of the tenants exercise renewal options:


                                                                                           Average Annual
                                                    Percentage Of                           Rent Per Net
                                 Net Rentable       Total Leased         Annualized           Rentable        Percentage Of
                                 Area Subject        Square Feet         Base Rental         Square Foot       Annual Base
                  Number Of       To Expiring      Represented By       Revenue Under        Represented       Rent Under
Year Of            Leases           Leases            Expiring            Expiring           By Expiring        Expiring
Expiration      Expiring (1)      (Sq. Ft.)        Leases (%) (2)      Leases ($) (3)        Leases ($)        Leases (%)
---------------------------------------------------------------------------------------------------------------------------
7/1/00-12/31/00         3             1,335              0.3                  16,895            12.66               0.4

2001..........          3             9,447              2.5                  92,277             9.77               2.5

2002..........          2            46,440             12.2                 497,707            10.72              13.5

2003..........          4            97,974             25.8                 501,118             5.11              13.6

2004..........         10           200,120             52.6               2,297,492            11.48              62.2

2005..........          3            13,154              3.5                 181,877            13.83               4.9

2009..........          1            11,800              3.1                 106,200             9.00               2.9
---------------------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average              26           380,270            100.0               3,693,566             9.71             100.0
===========================================================================================================================


(1) Includes industrial/warehouse tenants only. Excludes leases for amenity, retail, parking and month-to-month industrial/warehouse tenants. Some tenants have multiple leases.
(2)  Excludes all unleased space as of June 30, 2000.
(3)  Annualized base rental revenue is based on actual June 2000 billings times
     12. For leases whose rent commences after July 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, the historical results may differ from those set forth above.


SCHEDULE OF LEASE EXPIRATIONS: STAND-ALONE RETAIL PROPERTIES

The following table sets forth a schedule of the lease expirations for the stand-alone retail properties beginning July 1, 2000, assuming that none of the tenants exercise renewal options:


                                                                                           Average Annual
                                                    Percentage Of                           Rent Per Net
                                 Net Rentable       Total Leased         Annualized           Rentable        Percentage Of
                                 Area Subject        Square Feet         Base Rental         Square Foot       Annual Base
                  Number Of       To Expiring      Represented By       Revenue Under        Represented       Rent Under
Year Of            Leases           Leases            Expiring            Expiring           By Expiring        Expiring
Expiration      Expiring (1)      (Sq. Ft.)          Leases (%)        Leases ($) (2)        Leases ($)        Leases (%)
---------------------------------------------------------------------------------------------------------------------------
2004..........          1             9,300             53.8                 195,000            20.97              42.4

2012 .........          1             8,000             46.2                 265,000            33.12              57.6
---------------------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average               2            17,300            100.0                 460,000            26.59             100.0
===========================================================================================================================


(1)  Includes stand-alone retail property tenants only.
(2)  Annualized base rental revenue is based on actual June 2000 billings times
     12. For leases whose rent commences after July 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

INDUSTRY DIVERSIFICATION

The following table lists the Operating Partnership's 30 largest industry classifications based on annualized contractual base rent of the Consolidated
Properties:


                                                                          Percentage of                   Percentage of
                                                        Annualized         Operating                     Total Operating
                                                        Base Rental        Partnership        Square       Partnership
                                                          Revenue        Annualized Base       Feet          Leased
Industry Classification (3)                             ($) (1) (2)    Rental Revenue (%)     Leased       Sq. Ft. (%)
------------------------------------------------------------------------------------------------------------------------
Securities, Commodity Contracts & Other Financial       48,482,254         10.3               2,163,027        8.4
Manufacturing                                           45,744,817          9.7               2,766,760       10.8
Computer System Design Svcs.                            34,196,330          7.2               1,814,397        7.1
Insurance Carriers & Related Activities                 33,713,281          7.1               1,744,424        6.8
Telecommunications                                      32,802,016          6.9               1,929,988        7.5
Legal Services                                          27,804,546          5.9               1,264,086        4.9
Health Care & Social Assistance                         22,341,554          4.7               1,144,152        4.5
Credit Intermediation & Related Activities              21,982,908          4.7               1,282,516        5.0
Wholesale Trade                                         17,473,059          3.7               1,247,374        4.9
Accounting/Tax Prep.                                    15,908,652          3.4                 752,393        2.9
Other Professional                                      15,687,935          3.3                 919,295        3.6
Retail Trade                                            13,942,320          3.0                 833,258        3.3
Information Services                                    13,385,639          2.8                 623,356        2.4
Publishing Industries                                   12,555,371          2.7                 563,273        2.2
Arts, Entertainment & Recreation                        11,478,864          2.4                 785,759        3.1
Public Administration                                   10,383,217          2.2                 360,322        1.4
Other Services (except Public Administration)            8,916,277          1.9                 699,883        2.7
Transportation                                           8,757,450          1.9                 673,895        2.6
Advertising/Related Services                             8,270,160          1.8                 399,462        1.6
Real Estate & Rental & Leasing                           7,747,291          1.6                 378,753        1.5
Management/Scientific                                    7,573,469          1.6                 388,954        1.5
Management of Companies & Finance                        7,076,808          1.5                 372,430        1.5
Scientific Research/Development                          6,890,375          1.5                 412,902        1.6
Data Processing Services                                 6,062,894          1.3                 277,639        1.1
Architectural/Engineering                                5,561,039          1.2                 312,488        1.2
Construction                                             4,504,058          1.0                 269,431        1.1
Educational Services                                     3,684,716          0.8                 211,205        0.8
Utilities                                                3,567,432          0.8                 170,462        0.7
Specialized Design Services                              3,408,726          0.7                 161,504        0.6
Admin. & Support, Waste Mgt. & Remediation Svc.          3,101,016          0.6                 222,856        0.9
Other                                                    8,468,187          1.8                 457,603        1.8
------------------------------------------------------------------------------------------------------------------------
Totals                                                 471,472,661        100.0              25,603,847      100.0
========================================================================================================================


(1)  Annualized base rental revenue is based on actual June 2000 billings times
     12. For leases whose rent commences after July 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(2) Includes office, office/flex, industrial/warehouse and stand-alone retail tenants only. Excludes leases for amenity, retail, parking and month-to-month office tenants. Some tenants have multiple leases.
(3) The Operating Partnership's tenants are classified according to the U.S. Government's new North American Industrial Classification System (NAICS) which has replaced the Standard Industrial Code (SIC) system.

MARKET DIVERSIFICATION

The following table lists the Operating Partnership's 25 largest markets (MSAs), based on annualized contractual base rent of the Consolidated Properties:


                                                   Annualized       Percentage of
                                                   Base Rental  Operating Partnership       Total
                                                     Revenue       Annualized Base      Property Size     Percentage of
Market (MSA)                                       ($) (1) (2)   Rental Revenue (%)     Rentable Area   Rentable Area (%)
------------------------------------------------------------------------------------------------------------------------
Bergen-Passaic, NJ                                  82,841,703         17.6               4,530,091          16.9
New York, NY (Westchester-Rockland Counties)        78,809,935         16.7               4,696,178          17.5
Newark, NJ (Essex-Morris-Union Counties)            71,270,588         15.1               3,444,598          12.8
Philadelphia, PA-NJ                                 37,779,413          8.0               2,657,858           9.9
Jersey City, NJ                                     37,245,542          7.9               1,886,800           7.0
Washington, DC-MD-VA                                18,992,505          4.0                 616,549           2.3
Denver, CO                                          16,915,371          3.6               1,007,931           3.8
Dallas, TX                                          14,782,631          3.1                 959,463           3.6
Trenton, NJ (Mercer County)                         12,714,136          2.7                 672,365           2.5
Middlesex-Somerset-Hunterdon, NJ                    12,706,631          2.7                 659,041           2.5
San Antonio, TX                                     11,793,657          2.5                 940,302           3.5
San Francisco, CA                                   11,725,703          2.5                 450,891           1.7
Stamford-Norwalk, CT                                 9,054,159          1.9                 527,250           2.0
Houston, TX                                          8,888,939          1.9                 700,008           2.6
Monmouth-Ocean, NJ                                   7,176,808          1.5                 577,423           2.1
Nassau-Suffolk, NY                                   5,762,698          1.2                 261,849           1.0
Austin-San Marcos, TX                                5,751,591          1.2                 270,703           1.0
Phoenix-Mesa, AZ                                     5,411,031          1.1                 416,967           1.5
Boulder-Longmont, CO                                 3,578,893          0.8                 270,421           1.0
Tampa-St. Petersburg-Clearwater, FL                  3,415,060          0.7                 297,429           1.1
Bridgeport, CT                                       3,104,796          0.7                 145,487           0.5
Omaha, NE-IA                                         3,096,315          0.7                 319,535           1.2
Colorado Springs, CO                                 2,837,673          0.6                 209,987           0.8
Dutchess County, NY                                  2,172,749          0.5                 118,727           0.4
Atlantic-Cape May, NJ                                1,464,090          0.3                  80,344           0.3
Other                                                2,180,044          0.5                 146,694           0.5
------------------------------------------------------------------------------------------------------------------------
Totals                                             471,472,661        100.0              26,864,891         100.0
========================================================================================================================


(1)  Annualized base rental revenue is based on actual June 2000 billings times
     12. For leases whose rent commences after July 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(2) Includes office, office/flex, industrial/warehouse and stand-alone retail tenants only. Excludes leases for amenity, retail, parking and month-to-month office tenants. Some tenants have multiple leases.

                                PROPERTY LISTING

                                OFFICE PROPERTIES


                                                                                          Percentage of
                                                                  Percentage               Total Office,
                                                       Net          Leased      Annual     Office/flex,          Average
                                                    Rentable        as of       Base      and Industrial/       Base Rent
Property                                    Year      Area         6/30/00      Rent       Warehouse           Per Sq. Ft.
Location                                   Built    (Sq. Ft.)      (%) (1)   ($000'S) (2) Base Rent (%)        ($) (3) (5)
--------------------------------------------------------------------------------------------------------------------------
ATLANTIC COUNTY, NEW JERSEY
EGG HARBOR
100 Decadon Drive ...................      1987       40,422        100.0        784         0.16               19.40
200 Decadon Drive ...................      1991       39,922         95.3        735         0.15               19.32

BERGEN COUNTY, NEW JERSEY
FAIR LAWN
17-17 Route 208 North ...............      1987      143,000         96.0      3,445         0.70               25.09
FORT LEE
One Bridge Plaza ....................      1981      200,000         99.5      4,658         0.95               23.41
2115 Linwood Avenue (4) .............      1981       68,000         88.4        687         0.14               11.43
LITTLE FERRY
200 Riser Road ......................      1974      286,628        100.0      1,882         0.39                6.57
MONTVALE
95 Chestnut Ridge Road ..............      1975       47,700        100.0        570         0.12               11.95
135 Chestnut Ridge Road .............      1981       66,150         92.1        971         0.20               15.94
PARAMUS
15 East Midland Avenue ..............      1988      259,823        100.0      6,639         1.36               25.55
461 From Road .......................      1988      253,554         99.8      6,084         1.24               24.04
650 From Road .......................      1978      348,510        100.0      7,584         1.55               21.76
140 Ridgewood Avenue ................      1981      239,680        100.0      5,134         1.05               21.42
61 South Paramus Avenue .............      1985      269,191        100.0      5,705         1.17               21.19
ROCHELLE PARK
120 Passaic Street ..................      1972       52,000        100.0        576         0.12               11.08
365 West Passaic Street .............      1976      212,578         96.5      3,620         0.74               17.65
SADDLE RIVER
1 Lake Street .......................   1973/94      474,801        100.0      7,466         1.53               15.72
UPPER SADDLE RIVER
10 Mountainview Road ................      1986      192,000        100.0      3,773         0.77               19.65
WOODCLIFF LAKE
400 Chestnut Ridge Road .............      1982       89,200        100.0      2,129         0.44               23.87
470 Chestnut Ridge Road .............      1987       52,500        100.0      1,192         0.24               22.70
530 Chestnut Ridge Road .............      1986       57,204        100.0      1,166         0.24               20.38
50 Tice Boulevard ...................      1984      235,000        100.0      4,837         0.99               20.58
300 Tice Boulevard ..................      1991      230,000        100.0      4,968         1.02               21.60

BURLINGTON COUNTY, NEW JERSEY
MOORESTOWN
224 Strawbridge Drive ...............      1984       74,000         95.2      1,162         0.24               16.49
228 Strawbridge Drive ...............      1984       74,000        100.0      1,434         0.29               19.38

ESSEX COUNTY, NEW JERSEY
MILLBURN
150 J.F. Kennedy Parkway ............      1980      247,476        100.0      5,770         1.18               23.32
ROSELAND
101 Eisenhower Parkway ..............      1980      237,000         95.1      4,127         0.84               18.31
103 Eisenhower Parkway ..............      1985      151,545         99.8      3,154         0.65               20.85

HUDSON COUNTY, NEW JERSEY
JERSEY CITY
95 Christopher Columbus Drive (7) ...      1989          n/a          n/a     10,266         2.10                 n/a
Harborside Financial Center Plaza I .      1983      400,000         99.0      3,305         0.68                8.35
Harborside Financial Center Plaza II       1990      761,200        100.0     17,721         3.63               23.28
Harborside Financial Center Plaza III      1990      725,600        100.0     17,027         3.48               23.47


                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)


                                                                                 Percentage of
                                                      Percentage                 Total Office,
                                               Net      Leased      Annual       Office/flex,          Average
                                            Rentable     as of       Base       and Industrial/       Base Rent
Property                            Year      Area      6/30/00      Rent          Warehouse         Per Sq. Ft.
Location                           Built    (Sq. Ft.)   (%) (1)  ($000'S) (2)   Base Rent (%)        ($) (3) (5)
--------------------------------------------------------------------------------------------------------------------------
MERCER COUNTY, NEW JERSEY
PRINCETON
400 Alexander Road (6)...........   1987        n/a        n/a         466          0.10                 n/a
103 Carnegie Center..............   1984     96,000      100.0       2,237          0.46               23.30
100 Overlook Center .............   1988    149,600       99.8       3,738          0.76               25.04
5 Vaughn Drive...................   1987     98,500      100.0       2,271          0.46               23.06

MIDDLESEX COUNTY, NEW JERSEY
EAST BRUNSWICK
377 Summerhill Road..............   1977     40,000      100.0         373          0.08                9.33
PLAINSBORO
500 College Road East............   1984    158,235      100.0       3,404          0.70               21.51
SOUTH BRUNSWICK
3 Independence Way...............   1983    111,300       99.9       2,101          0.43               18.90
WOODBRIDGE
581 Main Street..................   1991    200,000      100.0       4,574          0.94               22.87

MONMOUTH COUNTY, NEW JERSEY
NEPTUNE
3600 Route 66....................   1989    180,000      100.0       2,413          0.49               13.41
WALL TOWNSHIP
1305 Campus Parkway..............   1988     23,350       92.4         423          0.09               19.61
1350 Campus Parkway..............   1990     79,747       99.9       1,329          0.27               16.68

MORRIS COUNTY, NEW JERSEY
FLORHAM PARK
325 Columbia Turnpike............   1987    168,144      100.0       4,022          0.82               23.92
MORRIS PLAINS
201 Littleton Road...............   1979     88,369      100.0       1,771          0.36               20.04
250 Johnson Road.................   1977     75,000      100.0       1,090          0.22               14.53
MORRIS TOWNSHIP
340 Mt. Kemble Avenue............   1985    387,000      100.0       5,529          1.13               14.29
412 Mt. Kemble Avenue (7)........   1986        n/a        n/a       6,481          1.33                 n/a
PARSIPPANY
7 Campus Drive...................   1982    154,395      100.0       2,551          0.52               16.52
8 Campus Drive ..................   1987    215,265      100.0       5,235          1.07               24.32
2 Dryden Way.....................   1990      6,216      100.0          68          0.01               10.94
4 Gatehall Drive (4).............   1988    248,480       98.2       5,856          1.20               24.00
2 Hilton Court...................   1991    181,592      100.0       4,556          0.93               25.09
600 Parsippany Road..............   1978     96,000      100.0       1,347          0.28               14.03
1 Sylvan Way.....................   1989    150,557      100.0       3,513          0.72               23.33
5 Sylvan Way.....................   1989    151,383       96.8       3,542          0.72               24.17
7 Sylvan Way.....................   1987    145,983      100.0       2,920          0.60               20.00

PASSAIC COUNTY, NEW JERSEY
CLIFTON
777 Passaic Avenue...............   1983     75,000       63.1         939          0.19               19.84
TOTOWA
999 Riverview Drive..............   1988     56,066      100.0         930          0.19               16.59
WAYNE
201 Willowbrook Boulevard........   1970    178,329       99.0       2,426          0.50               13.74


                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)

                                                                                 Percentage of
                                                      Percentage                 Total Office,
                                               Net      Leased      Annual       Office/flex,          Average
                                            Rentable     as of       Base       and Industrial/       Base Rent
Property                            Year      Area      6/30/00      Rent          Warehouse         Per Sq. Ft.
Location                           Built    (Sq. Ft.)   (%) (1)  ($000'S) (2)   Base Rent (%)        ($) (3) (5)
------------------------------------------------------------------------------------------------------------------
SOMERSET COUNTY, NEW JERSEY
BASKING RIDGE
222 Mt. Airy Road................   1986     49,000      100.0         743          0.15               15.16
233 Mt. Airy Road................   1987     66,000      100.0         762          0.16               11.55
BRIDGEWATER
721 Route 202/206................   1989    192,741      100.0       3,974          0.81               20.62

UNION COUNTY, NEW JERSEY
CLARK
100 Walnut Avenue................   1985    182,555      100.0       4,548          0.93               24.91
CRANFORD
6 Commerce Drive.................   1973     56,000       85.5       1,048          0.21               21.89
11 Commerce Drive................   1981     90,000       90.8       1,053          0.22               12.89
12 Commerce Drive................   1967     72,260       89.4         613          0.13                9.49
20 Commerce Drive................   1990    176,600      100.0       3,819          0.78               21.63
65 Jackson Drive.................   1984     82,778      100.0       1,591          0.33               19.22
NEW PROVIDENCE
890 Mountain Road................   1977     80,000      100.0       2,051          0.42               25.64

------------------------------------------------------------------------------------------------------------------
TOTAL NEW JERSEY OFFICE                  11,091,129       99.0     234,878         48.07               21.40
------------------------------------------------------------------------------------------------------------------

DUTCHESS COUNTY, NEW YORK
FISHKILL
300 South Lake Drive.............   1987    118,727       98.3       2,144          0.44               18.37

NASSAU COUNTY, NEW YORK
NORTH HEMPSTEAD
111 East Shore Road..............   1980     55,575      100.0       1,515          0.31               27.26
600 Community Drive..............   1983    206,274      100.0       4,860          0.99               23.56

ROCKLAND COUNTY, NEW YORK
SUFFERN
400 Rella Boulevard..............   1988    180,000       99.0       3,579          0.73               20.08

WESTCHESTER COUNTY, NEW YORK
ELMSFORD
100 Clearbrook Road..............   1975     60,000      100.0         939          0.19               15.65
101 Executive Boulevard..........   1971     50,000       79.5         802          0.16               20.18
555 Taxter Road (4)..............   1986    170,554      100.0       4,017          0.82               23.55
565 Taxter Road (4)..............   1988    170,554       78.7       3,294          0.67               24.54
570 Taxter Road..................   1972     75,000       86.2       1,431          0.29               22.13
HAWTHORNE
30 Saw Mill River Road...........   1982    248,400      100.0       5,221          1.07               21.02
1 Skyline Drive..................   1980     20,400       99.0         249          0.05               12.33
2 Skyline Drive..................   1987     30,000       98.9         510          0.10               17.19
17 Skyline Drive.................   1989     85,000      100.0       1,237          0.25               14.55
7 Skyline Drive..................   1987    109,000      100.0       2,176          0.45               19.96
TARRYTOWN
200 White Plains Road............   1982     89,000       88.1       1,805          0.37               23.02
220 White Plains Road............   1984     89,000       99.4       1,896          0.39               21.43
WHITE PLAINS
1 Barker Avenue..................   1975     68,000       96.6       1,600          0.33               24.36
3 Barker Avenue..................   1983     65,300       93.3       1,257          0.26               20.63
50 Main Street...................   1985    309,000       98.8       7,682          1.57               25.16
11 Martine Avenue................   1987    180,000      100.0       4,376          0.90               24.31
1 Water Street...................   1979     45,700       99.8         994          0.20               21.79


                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)


                                                                                 Percentage of
                                                      Percentage                 Total Office,
                                               Net      Leased      Annual       Office/flex,          Average
                                            Rentable     as of       Base       and Industrial/       Base Rent
Property                            Year      Area      6/30/00      Rent          Warehouse         Per Sq. Ft.
Location                           Built    (Sq. Ft.)   (%) (1)  ($000'S) (2)   Base Rent (%)        ($) (3) (5)
-----------------------------------------------------------------------------------------------------------------
YONKERS
1 Executive Boulevard............   1982    112,000      100.0       2,453          0.50               21.90
3 Executive Plaza................   1987     58,000      100.0       1,258          0.26               21.69

-----------------------------------------------------------------------------------------------------------------
TOTAL NEW YORK OFFICE                     2,595,484       96.8      55,295         11.30               22.01
-----------------------------------------------------------------------------------------------------------------

CHESTER COUNTY, PENNSYLVANIA
BERWYN
1000 Westlakes Drive.............   1989     60,696       93.0       1,455          0.30               25.78
1055 Westlakes Drive.............   1990    118,487      100.0       2,298          0.47               19.39
1205 Westlakes Drive.............   1988    130,265       99.8       2,861          0.59               22.01
1235 Westlakes Drive.............   1986    134,902       99.7       3,062          0.63               22.77

DELAWARE COUNTY, PENNSYLVANIA
LESTER
100 Stevens Drive................   1986     95,000      100.0         853          0.17                8.98
200 Stevens Drive................   1987    208,000      100.0       3,785          0.77               18.20
300 Stevens Drive................   1992     68,000      100.0       1,140          0.23               16.76
MEDIA
1400 Providence Road - Center I..   1986    100,000       81.3       1,812          0.37               22.29
1400 Providence Road - Center II.   1990    160,000       83.5       3,086          0.63               23.10

MONTGOMERY COUNTY, PENNSYLVANIA
LOWER PROVIDENCE
1000 Madison Avenue..............   1990    100,700      100.0       1,815          0.37               18.02
PLYMOUTH MEETING
1150 Plymouth Meeting Mall.......   1970    167,748       84.8       2,975          0.61               20.91
Five Sentry Parkway East.........   1984     91,600      100.0       1,498          0.31               16.35
Five Sentry Parkway West.........   1984     38,400      100.0         664          0.14               17.29

-----------------------------------------------------------------------------------------------------------------
TOTAL PENNSYLVANIA OFFICE                 1,473,798       94.9      27,304          5.59               19.53
-----------------------------------------------------------------------------------------------------------------

FAIRFIELD COUNTY, CONNECTICUT
GREENWICH
500 West Putnam..................   1973    121,250       98.3       2,779          0.57               23.32
NORWALK
40 Richards Avenue...............   1985    145,487       97.7       2,841          0.58               19.99
SHELTON
1000 Bridgeport Avenue...........   1986    133,000       89.5       2,316          0.47               19.46

-----------------------------------------------------------------------------------------------------------------
TOTAL CONNECTICUT OFFICE                    399,737       95.2       7,936          1.62               20.86
-----------------------------------------------------------------------------------------------------------------

DISTRICT OF COLUMBIA
WASHINGTON
1201 Connecticut Avenue, NW (4)..   1940    169,549       96.6       4,643          0.95               28.35
1400 L Street, NW................   1987    159,000      100.0       5,868          1.20               36.91
1709 New York Avenue, NW.........   1972    166,000      100.0       6,893          1.41               41.52

-----------------------------------------------------------------------------------------------------------------
TOTAL DISTRICT OF COLUMBIA OFFICE           494,549       98.8      17,404          3.56               35.61
-----------------------------------------------------------------------------------------------------------------


                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)



                                                                                 Percentage of
                                                      Percentage                 Total Office,
                                               Net      Leased      Annual       Office/flex,          Average
                                            Rentable     as of       Base       and Industrial/       Base Rent
Property                            Year      Area      6/30/00      Rent          Warehouse         Per Sq. Ft.
Location                           Built    (Sq. Ft.)   (%) (1)  ($000'S) (2)   Base Rent (%)        ($) (3) (5)
-----------------------------------------------------------------------------------------------------------------
PRINCE GEORGE'S COUNTY, MARYLAND
LANHAM
4200 Parliament Place............   1989    122,000       91.3       2,335          0.48               20.96

-----------------------------------------------------------------------------------------------------------------
TOTAL MARYLAND OFFICE                       122,000       91.3       2,335          0.48               20.96
-----------------------------------------------------------------------------------------------------------------

BEXAR COUNTY, TEXAS
SAN ANTONIO
200 Concord Plaza Drive..........   1986    248,700       92.4       4,451          0.91               19.37
1777 N.E. Loop 410...............   1986    256,137       92.8       3,573          0.73               15.03
84 N.E. Loop 410.................   1971    187,312       87.9       2,477          0.51               15.04
111 Soledad......................   1918    248,153       93.0       2,452          0.50               10.62

COLLIN COUNTY, TEXAS
PLANO
555 Republic Place...............   1986     97,889       97.2       1,472          0.30               15.47

DALLAS COUNTY,TEXAS
DALLAS
3030 LBJ Freeway.................   1984    367,018       96.1       6,347          1.30               18.00
3100 Monticello..................   1984    173,837       94.9       2,763          0.57               16.75
8214 Westchester.................   1983     95,509       79.2       1,301          0.27               17.20
IRVING
2300 Valley View.................   1985    142,634       85.4       2,204          0.45               18.09
RICHARDSON
1122 Alma Road...................   1977     82,576      100.0         607          0.12                7.35

HARRIS COUNTY, TEXAS
HOUSTON
14511 Falling Creek..............   1982     70,999       98.8         853          0.17               12.16
5225 Katy Freeway................   1983    112,213      100.0       1,429          0.29               12.73
5300 Memorial....................   1982    155,099      100.0       2,297          0.47               14.81
1717 St. James Place.............   1975    109,574       94.0       1,345          0.28               13.06
1770 St. James Place.............   1973    103,689       90.4       1,374          0.28               14.66
10497 Town & Country Way.........   1981    148,434       81.1       1,904          0.39               15.82

POTTER COUNTY, TEXAS
AMARILLO
6900 IH - 40 West (7)............   1986        n/a        n/a         458          0.09                 n/a

TARRANT COUNTY, TEXAS
EULESS
150 West Parkway.................   1984     74,429       95.9       1,032          0.21               14.46

TRAVIS COUNTY, TEXAS
AUSTIN
1250 Capital of Texas Hwy. South.   1985    270,703       98.8       5,571          1.14               20.83

-----------------------------------------------------------------------------------------------------------------
TOTAL TEXAS OFFICE                        2,944,905       93.4      43,910          8.98               15.97
-----------------------------------------------------------------------------------------------------------------


                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)


                                                                                 Percentage of
                                                      Percentage                 Total Office,
                                               Net      Leased      Annual       Office/flex,          Average
                                            Rentable     as of       Base       and Industrial/       Base Rent
Property                            Year      Area      6/30/00      Rent          Warehouse         Per Sq. Ft.
Location                           Built    (Sq. Ft.)   (%) (1)  ($000'S) (2)   Base Rent (%)        ($) (3) (5)
-----------------------------------------------------------------------------------------------------------------
MARICOPA COUNTY, ARIZONA
GLENDALE
5551 West Talavi Boulevard.......   1991    181,596      100.0       1,614          0.33                8.89
PHOENIX
19640 North 31st Street..........   1990    124,171      100.0       1,198          0.25                9.65
20002 North 19th Avenue (6)......   1986        n/a        n/a         307          0.06                n/a
SCOTTSDALE
9060 E. Via Linda Boulevard......   1984    111,200      100.0       2,407          0.49               21.65

-----------------------------------------------------------------------------------------------------------------
TOTAL ARIZONA OFFICE                        416,967      100.0       5,526          1.13               13.25
-----------------------------------------------------------------------------------------------------------------

ARAPAHOE COUNTY, COLORADO
AURORA
750 South Richfield Street.......   1997    108,240      100.0       2,911          0.60               26.89
DENVER
400 South Colorado Boulevard.....   1983    125,415       97.2       2,066          0.42               16.95
ENGLEWOOD
9359 East Nichols Avenue.........   1997     72,610      100.0         903          0.18               12.44
5350 South Roslyn Street.........   1982     63,754       96.2       1,058          0.22               17.25

BOULDER COUNTY, COLORADO
BROOMFIELD
105 South Technology Court.......   1997     37,574      100.0         539          0.11               14.35
303 South Technology Court-A.....   1997     34,454      100.0         421          0.09               12.22
303 South Technology Court-B.....   1997     40,416      100.0         421          0.09               10.42
LOUISVILLE
1172 Century Drive...............   1996     49,566      100.0         562          0.11               11.34
248 Centennial Parkway...........   1996     39,266      100.0         563          0.12               14.34
285 Century Place................   1997     69,145      100.0       1,117          0.23               16.15

DENVER COUNTY, COLORADO
DENVER
3600 South Yosemite..............   1974    133,743      100.0       1,289          0.26                9.64

DOUGLAS COUNTY, COLORADO
ENGLEWOOD
384 Inverness Drive South........   1985     51,523      100.0         813          0.17               15.78
400 Inverness Drive..............   1997    111,608       99.9       2,756          0.56               24.72
67 Inverness Drive East..........   1996     54,280      100.0         662          0.14               12.20
5975 South Quebec Street.........   1996    102,877       99.8       2,380          0.49               23.18
PARKER
9777 Pyramid Court...............   1995    120,281      100.0       1,323          0.27               11.00

EL PASO COUNTY, COLORADO
COLORADO SPRINGS
8415 Explorer....................   1998     47,368      100.0         570          0.12               12.03
1975 Research Parkway............   1997    115,250      100.0       1,679          0.34               14.57
2375 Telstar Drive...............   1998     47,369      100.0         570          0.12               12.03


                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)


                                                                                 Percentage of
                                                      Percentage                 Total Office,
                                               Net      Leased      Annual       Office/flex,          Average
                                            Rentable     as of       Base       and Industrial/       Base Rent
Property                            Year      Area      6/30/00      Rent          Warehouse         Per Sq. Ft.
Location                           Built    (Sq. Ft.)   (%) (1)  ($000'S) (2)   Base Rent (%)        ($) (3) (5)
-----------------------------------------------------------------------------------------------------------------
JEFFERSON COUNTY, COLORADO
LAKEWOOD
141 Union Boulevard..............   1985     63,600       98.9       1,099          0.22               17.47

-----------------------------------------------------------------------------------------------------------------
TOTAL COLORADO OFFICE                     1,488,339       99.5      23,702          4.86               16.00
-----------------------------------------------------------------------------------------------------------------

SAN FRANCISCO COUNTY, CALIFORNIA
SAN FRANCISCO
795 Folsom Street (4)............   1977    183,445      100.0       4,701          0.96               25.63
760 Market Street................   1908    267,446       95.1       7,877          1.61               30.97

-----------------------------------------------------------------------------------------------------------------
TOTAL CALIFORNIA OFFICE                     450,891       97.1      12,578          2.57               28.73
-----------------------------------------------------------------------------------------------------------------

HILLSBOROUGH COUNTY, FLORIDA
TAMPA
501 Kennedy Boulevard............   1982    297,429       88.8       3,786          0.77               14.33

-----------------------------------------------------------------------------------------------------------------
TOTAL FLORIDA OFFICE                        297,429       88.8       3,786          0.77               14.33
-----------------------------------------------------------------------------------------------------------------

POLK COUNTY, IOWA
WEST DES MOINES
2600 Westown Parkway.............   1988     72,265      100.0       1,120          0.23               15.50

-----------------------------------------------------------------------------------------------------------------
TOTAL IOWA OFFICE                            72,265      100.0       1,120          0.23               15.50
-----------------------------------------------------------------------------------------------------------------

DOUGLAS COUNTY, NEBRASKA
OMAHA
210 South 16th Street............   1894    319,535       94.3       3,310          0.68               10.98

-----------------------------------------------------------------------------------------------------------------
TOTAL NEBRASKA OFFICE                       319,535       94.3       3,310          0.68               10.98
-----------------------------------------------------------------------------------------------------------------

TOTAL OFFICE PROPERTIES                  22,167,028       97.4     439,084         89.84               20.34
=================================================================================================================


                                PROPERTY LISTING

                             OFFICE/FLEX PROPERTIES


                                                                                 Percentage of
                                                      Percentage                 Total Office,
                                               Net      Leased      Annual       Office/flex,          Average
                                            Rentable     as of       Base       and Industrial/       Base Rent
Property                            Year      Area      6/30/00      Rent          Warehouse         Per Sq. Ft.
Location                           Built    (Sq. Ft.)   (%) (1)  ($000'S) (2)   Base Rent (%)        ($) (3) (5)
-----------------------------------------------------------------------------------------------------------------
BURLINGTON COUNTY, NEW JERSEY
BURLINGTON
3 Terri Lane.....................   1991     64,500       61.4         399          0.08               10.07
5 Terri Lane.....................   1992     74,555       62.2         413          0.08                8.91
MOORESTOWN
2 Commerce Drive (4).............   1986     49,000      100.0         364          0.07                7.43
101 Commerce Drive...............   1988     64,700      100.0         336          0.07                5.19
102 Commerce Drive (4)...........   1987     38,400       87.5         182          0.04                5.42
201 Commerce Drive...............   1986     38,400      100.0         196          0.04                5.10
202 Commerce Drive (4)...........   1988     51,200      100.0         269          0.06                5.26
1 Executive Drive................   1989     20,570       91.2         107          0.02                5.70
2 Executive Drive (4)............   1988     60,800      100.0         473          0.10                5.42
101 Executive Drive..............   1990     29,355       45.8         125          0.03                9.30
102 Executive Drive..............   1990     64,000       90.0         422          0.09                7.33
225 Executive Drive..............   1990     50,600      100.0         320          0.07                6.32
97 Foster Road...................   1982     43,200      100.0         187          0.04                4.33
1507 Lancer Drive................   1995     32,700      100.0         139          0.03                4.25
1510 Lancer Drive................   1998     88,000      100.0         370          0.08                4.20
1256 North Church................   1984     63,495       49.9         319          0.07               10.07
840 North Lenola.................   1995     38,300      100.0         272          0.06                7.10
844 North Lenola.................   1995     28,670      100.0         213          0.04                7.43
30 Twosome Drive.................   1997     39,675      100.0         223          0.05                5.62
40 Twosome Drive.................   1996     40,265       63.1         196          0.04                7.71
50 Twosome Drive.................   1997     34,075      100.0         269          0.06                7.89
WEST DEPTFORD
1451 Metropolitan Drive..........   1996     21,600      100.0         149          0.03                6.90

MERCER COUNTY, NEW JERSEY
HAMILTON TOWNSHIP
100 Horizon Drive................   1989     13,275        0.0          13          0.00                0.00
200 Horizon Drive................   1991     45,770      100.0         446          0.09                9.74
300 Horizon Drive................   1989     69,780       73.8         826          0.17               16.04
500 Horizon Drive................   1990     41,205       57.8         313          0.06               13.14

MONMOUTH COUNTY, NEW JERSEY
WALL TOWNSHIP
1325 Campus Parkway..............   1988     35,000      100.0         261          0.05                7.46
1340 Campus Parkway..............   1992     72,502       94.6         793          0.16               11.56
1345 Campus Parkway..............   1995     76,300      100.0         707          0.14                9.27
1433 Highway 34..................   1985     69,020       79.1         445          0.09                8.15
1320 Wyckoff Avenue..............   1986     20,336      100.0          47          0.01                2.31
1324 Wyckoff Avenue..............   1987     21,168      100.0         188          0.04                8.88

PASSAIC COUNTY, NEW JERSEY
TOTOWA
1 Center Court...................   1999     38,961       37.8         144          0.03                9.78
2 Center Court...................   1998     30,600       99.3         349          0.07               11.49
11 Commerce Way..................   1989     47,025      100.0         476          0.10               10.12
20 Commerce Way..................   1992     42,540      100.0         412          0.08                9.69
29 Commerce Way..................   1990     48,930      100.0         482          0.10                9.85
40 Commerce Way..................   1987     50,576      100.0         560          0.11               11.07
45 Commerce Way..................   1992     51,207      100.0         483          0.10                9.43
60 Commerce Way..................   1988     50,333       84.3         348          0.07                8.20
80 Commerce Way..................   1996     22,500      100.0         286          0.06               12.71


                                PROPERTY LISTING

                             OFFICE/FLEX PROPERTIES
                                   (CONTINUED)


                                                                                 Percentage of
                                                      Percentage                 Total Office,
                                               Net      Leased      Annual       Office/flex,          Average
                                            Rentable     as of       Base       and Industrial/       Base Rent
Property                            Year      Area      6/30/00      Rent          Warehouse         Per Sq. Ft.
Location                           Built    (Sq. Ft.)   (%) (1)  ($000'S) (2)   Base Rent (%)        ($) (3) (5)
-----------------------------------------------------------------------------------------------------------------
100 Commerce Way.................   1996     24,600      100.0         285          0.06               11.59
120 Commerce Way.................   1994      9,024      100.0          92          0.02               10.20
140 Commerce Way.................   1994     26,881       99.5         278          0.06               10.39

-----------------------------------------------------------------------------------------------------------------
TOTAL NEW JERSEY OFFICE/FLEX              1,943,593       88.2      14,177          2.92                8.27
-----------------------------------------------------------------------------------------------------------------

WESTCHESTER COUNTY, NEW YORK
ELMSFORD
11 Clearbrook Road...............   1974     31,800      100.0         334          0.07               10.50
75 Clearbrook Road...............   1990     32,720      100.0         816          0.17               24.94
150 Clearbrook Road..............   1975     74,900      100.0       1,049          0.21               14.01
175 Clearbrook Road..............   1973     98,900       98.5       1,441          0.29               14.79
200 Clearbrook Road..............   1974     94,000       99.8       1,184          0.24               12.62
250 Clearbrook Road..............   1973    155,000       94.5       1,277          0.26                8.72
50 Executive Boulevard...........   1969     45,200       97.2         384          0.08                8.74
77 Executive Boulevard...........   1977     13,000      100.0         166          0.03               12.77
85 Executive Boulevard...........   1968     31,000       99.4         407          0.08               13.21
300 Executive Boulevard..........   1970     60,000       99.7         581          0.12                9.71
350 Executive Boulevard..........   1970     15,400       98.8         243          0.05               15.97
399 Executive Boulevard..........   1962     80,000      100.0         967          0.20               12.09
400 Executive Boulevard..........   1970     42,200      100.0         618          0.13               14.64
500 Executive Boulevard..........   1970     41,600      100.0         574          0.12               13.80
525 Executive Boulevard..........   1972     61,700      100.0         837          0.17               13.57
1 Westchester Plaza..............   1967     25,000      100.0         294          0.06               11.76
2 Westchester Plaza..............   1968     25,000      100.0         447          0.09               17.88
3 Westchester Plaza..............   1969     93,500       98.5       1,117          0.23               12.13
4 Westchester Plaza..............   1969     44,700       99.8         629          0.13               14.10
5 Westchester Plaza..............   1969     20,000      100.0         291          0.06               14.55
6 Westchester Plaza..............   1968     20,000      100.0         301          0.06               15.05
7 Westchester Plaza..............   1972     46,200      100.0         650          0.13               14.07
8 Westchester Plaza..............   1971     67,200      100.0         866          0.18               12.89
HAWTHORNE
200 Saw Mill River Road..........   1965     51,100       88.8         623          0.13               13.73
4 Skyline Drive..................   1987     80,600      100.0       1,246          0.25               15.46
8 Skyline Drive..................   1985     50,000       98.9         797          0.16               16.12
10 Skyline Drive.................   1985     20,000      100.0         283          0.06               14.15
11 Skyline Drive.................   1989     45,000      100.0         683          0.14               15.18
12 Skyline Drive (4).............   1999     46,850      100.0         733          0.15               15.65
15 Skyline Drive.................   1989     55,000      100.0         972          0.20               17.67
YONKERS
100 Corporate Boulevard..........   1987     78,000       98.2       1,269          0.26               16.57
200 Corporate Boulevard South....   1990     84,000       99.8       1,383          0.28               16.50
4 Executive Plaza................   1986     80,000       99.9       1,033          0.21               12.93
6 Executive Plaza................   1987     80,000      100.0       1,025          0.21               12.81
1 Odell Plaza....................   1980    106,000      100.0       1,309          0.27               12.35
5 Odell Plaza....................   1983     38,400       99.6         504          0.10               13.18
7 Odell Plaza....................   1984     42,600       99.6         665          0.14               15.67

-----------------------------------------------------------------------------------------------------------------
TOTAL NEW YORK OFFICE/FLEX                2,076,570       99.0      27,998          5.72               13.63
-----------------------------------------------------------------------------------------------------------------


                                PROPERTY LISTING

                             OFFICE/FLEX PROPERTIES
                                   (CONTINUED)


                                                                                 Percentage of
                                                      Percentage                 Total Office,
                                               Net      Leased      Annual       Office/flex,          Average
                                            Rentable     as of       Base       and Industrial/       Base Rent
Property                            Year      Area      6/30/00      Rent          Warehouse         Per Sq. Ft.
Location                           Built    (Sq. Ft.)   (%) (1)  ($000'S) (2)   Base Rent (%)        ($) (3) (5)
-----------------------------------------------------------------------------------------------------------------
FAIRFIELD COUNTY, CONNECTICUT
STAMFORD
419 West Avenue..................   1986     88,000       96.8       1,431          0.29               16.80
500 West Avenue..................   1988     25,000      100.0         361          0.07               14.44
550 West Avenue..................   1990     54,000      100.0         779          0.16               14.43
600 West Avenue (4)..............   1999     66,000      100.0         623          0.13                9.43
650 West Avenue..................   1998     40,000      100.0         632          0.13               15.80

-----------------------------------------------------------------------------------------------------------------
TOTAL CONNECTICUT OFFICE/FLEX               273,000       99.0       3,826          0.78               14.16
-----------------------------------------------------------------------------------------------------------------

TOTAL OFFICE/FLEX PROPERTIES              4,293,163       94.1      46,001          9.42               11.39
==================================================================================================================


                                PROPERTY LISTING

                         INDUSTRIAL/WAREHOUSE PROPERTIES


                                                                                 Percentage of
                                                      Percentage                 Total Office,
                                               Net      Leased      Annual       Office/flex,          Average
                                            Rentable     as of       Base       and Industrial/       Base Rent
Property                            Year      Area      6/30/00      Rent          Warehouse         Per Sq. Ft.
Location                           Built    (Sq. Ft.)   (%) (1)  ($000'S) (2)   Base Rent (%)        ($) (3) (5)
-----------------------------------------------------------------------------------------------------------------
WESTCHESTER COUNTY, NEW YORK
ELMSFORD
1 Warehouse Lane.................   1957      6,600      100.0          57          0.01                8.64
2 Warehouse Lane.................   1957     10,900      100.0         113          0.02               10.37
3 Warehouse Lane.................   1957     77,200      100.0         290          0.06                3.76
4 Warehouse Lane.................   1957    195,500       97.4       1,938          0.40               10.18
5 Warehouse Lane.................   1957     75,100       97.1         725          0.15                9.94
6 Warehouse Lane.................   1982     22,100      100.0         514          0.10               23.26

-----------------------------------------------------------------------------------------------------------------
TOTAL INDUSTRIAL/WAREHOUSE PROPERTIES       387,400       98.1       3,637          0.74                9.57
-----------------------------------------------------------------------------------------------------------------

TOTAL OFFICE, OFFICE/FLEX,
  AND INDUSTRIAL/WAREHOUSE
  PROPERTIES                             26,847,591       96.9     488,722        100.00               18.79
=================================================================================================================


(1)  Based on all leases in effect as of June 30, 2000.
(2) Total base rent for 12 months ended June 30, 2000, determined in accordance with GAAP. Substantially all of the leases provide for annual base rents plus recoveries and escalation charges based upon the tenant's proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass through of charges for electrical usage. For those properties acquired or placed in service during the 12 months ended June 30, 2000, amounts are annualized, as per Note 4.
(3) Base rent for the 12 months ended June 30, 2000 divided by net rentable square feet leased at June 30, 2000. For those properties acquired or placed in service during 12 months ended June 30, 2000, amounts are annualized, as per Note 4.
(4) As this property was acquired or placed in service during the 12 months ended June 30, 2000, the amounts represented for base rent are annualized. These annualized amounts may not be indicative of the property's results had the Operating Partnership owned or placed such property in service for the entire 12 months ended June 30, 2000.
(5)  Excludes office space leased by the Operating Partnership.
(6)  The property was sold by the Operating Partnership in 1999.
(7)  The property was sold by the Operating Partnership in 2000.

FUNDS FROM OPERATIONS

The Operating Partnership considers funds from operations ("FFO"), after adjustment for straight-lining of rents and non-recurring charges, one measure of REIT performance. Funds from operations is defined as net income (loss) before distributions to preferred unitholders, computed in accordance with GAAP, excluding gains (or losses) from debt restructuring, other extraordinary items, and sales of depreciable rental property, plus real estate-related depreciation and amortization. Funds from operations should not be considered as an alternative to net income as an indication of the Operating Partnership's performance or to cash flows as a measure of liquidity. Funds from operations presented herein is not necessarily comparable to funds from operations presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Operating Partnership's funds from operations is comparable to the funds from operations of real estate companies that use the current definition of the National Association of Real Estate Investment Trusts ("NAREIT"), after the adjustment for straight-lining of rents and non-recurring charges.

Funds from operations for the three and six month periods ended June 30, 2000 and 1999 as calculated in accordance with NAREIT's definition as published in October 1999, after adjustment for straight-lining of rents and non-recurring charges, are summarized in the following table (IN THOUSANDS):


                                                            Three Months              Six Months
                                                            Ended June 30,           Ended June 30,
                                                         2000           1999       2000          1999
-------------------------------------------------------------------------------------------------------
     Income before gain on sales of rental property
         and minority interest                        $  40,153    $  25,321    $  85,586    $  66,134
     Add: Real estate-related depreciation and
              amortization (1)                           23,434       22,769       46,152       45,720
          Gain on sale of land                             --           --          2,248         --
          Non-recurring charges                           9,228       16,458        9,228       16,458
     Deduct: Rental income adjustment for
                straight-lining of rents (2)             (3,400)      (3,833)      (5,590)      (7,378)
                Minority interest in consolidated
                partially-owned properties               (2,982)        --         (5,072)        --
-------------------------------------------------------------------------------------------------------
     Funds from operations, after adjustment
         for straight-lining of rents and
         non-recurring charges                        $  66,433    $  60,715    $ 132,552    $ 120,934
     Deduct: Distributions to preferred unitholders      (3,765)      (3,869)      (7,634)      (7,738)
-------------------------------------------------------------------------------------------------------
     Funds from operations, after adjustment for
         straight-lining of rents and non-recurring
         charges, after distributions to
         preferred unitholders                        $  62,668    $  56,846    $ 124,918    $ 113,196
=======================================================================================================
     Cash flows provided by operating activities                                $ 120,576    $ 110,008
     Cash flows provided by (used in)
         investing activities                                                   $  62,329    $ (90,548)
     Cash flows used in financing activities                                    $(181,041)   $ (13,750)
-------------------------------------------------------------------------------------------------------
     Basic weighted average units outstanding (3)        66,627       67,173       66,527       67,092
-------------------------------------------------------------------------------------------------------
     Diluted weighted average units outstanding (3)      73,284       74,104       73,237       74,040
-------------------------------------------------------------------------------------------------------


(1) Includes the Operating Partnership's share from unconsolidated joint ventures of $686 and $509 for the three months ended June 30, 2000 and 1999, respectively, and $1,420 and $1,610 for the six months ended June 30, 2000 and 1999, respectively.
(2) Includes the Operating Partnership's share from unconsolidated joint ventures of ($3) and ($26) for the three months ended June 30, 2000 and 1999, respectively, and $54 and ($44) for the six months ended June 30, 2000 and 1999, respectively.
(3)  See calculations for the amounts presented in the following reconciliation.

The following schedule reconciles the Operating Partnership's basic weighted average units to the diluted weighted average units presented above:


                                                                 Three Months                  Six Months
                                                                Ended June 30,               Ended June 30,
                                                              2000          1999            2000          1999
------------------------------------------------------------------------------------------------------------------
Basic weighted average units:                               66,627          67,173         66,527         67,092
Add: Weighted average preferred units                        6,457           6,618          6,537          6,655
         (after conversion to common units)
Stock options                                                  200             313            173            293
------------------------------------------------------------------------------------------------------------------
Diluted weighted average units:                             73,284          74,104         73,237         74,040
==================================================================================================================


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Approximately $1.2 billion of the Operating Partnership's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of June 30, 2000 ranged from LIBOR plus 65 basis points to LIBOR plus 80 basis points.


JUNE 30, 2000

Long-term
Debt, Including      7/1/00-                                                                                Fair
Current Portion      12/31/00     2001       2002       2003       2004      Thereafter        Total        Value
----------------     --------     ----       ----       ----       ----      ----------        -----        -----
Fixed Rate.....      $7,124     $7,468     $3,458   $195,612   $312,195       $713,512     $1,239,369    $1,184,442
Average Interest
    Rate.......        6.93%      7.44%      8.20%      7.30%      7.34%          7.19%          7.24%

Variable Rate..                                     $215,730                  $ 32,178     $  247,908    $  247,908


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

                             MACK-CALI REALTY, L.P.

                                ITEM 6 - EXHIBITS

(a)      Exhibits

         The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed:

EXHIBIT

NUMBER            EXHIBIT TITLE

2.1 Agreement and Plan of Merger, dated as of June 27, 2000, among Mack-Cali Realty Corporation, Mack-Cali Realty L.P., Prentiss Properties Trust and Prentiss Properties Acquisition Partners, L.P. (filed as Exhibit 2.1 to the Operating Partnership's
                  Form 8-K dated June 27, 2000).

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

4.1 Amended and Restated Shareholder Rights Agreement, dated as of March 7, 2000, between Mack-Cali Realty Corporation and Equiserve Trust Company, N.A., as Rights Agent (filed as
                  Exhibit 4.1 to the Operating Partnership's Form 8-K dated March 7, 2000 and incorporated herein by reference).

4.2 Amendment No. 1 to the Amended and Restated Shareholder Rights Agreement, dated as of June 27, 2000, by and among Mack-Cali Realty Corporation and Equiserve Trust Company, N.A. (filed as
                  Exhibit 4.1 to the Operating Partnership's Form 8-K dated
                  June 27, 2000).

4.3 Indenture dated as of March 16, 1999, by and among Mack-Cali Realty, L.P., as issuer, Mack-Cali Realty Corporation, as guarantor, and Wilmington Trust Company, as trustee (filed as Exhibit 4.1 to the Operating Partnership's Form 8-K dated March 16, 1999 and incorporated herein by reference).

EXHIBIT
NUMBER            EXHIBIT TITLE

4.4 Supplemental Indenture No. 1 dated as of March 16, 1999, by and among Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Operating Partnership's Form 8-K dated March 16, 1999 and incorporated herein by reference).

4.5 Supplemental Indenture No. 2 dated as of August 2, 1999, by and among Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.4 to the Operating Partnership's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

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


*27               Financial Data Schedule

(b)  Reports on Form 8-K

The Operating Partnership did not file any current reports on Form 8-K during the quarter ended June 30, 2000.

----------
*filed herewith

                             MACK-CALI REALTY, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MACK-CALI REALTY, L.P.
                                            -------------------------------
                                            (Registrant)

                                            By: Mack-Cali Realty Corporation,
                                                as its General Partner

Date:  August 14, 2000                      /s/ MITCHELL E. HERSH
                                            -------------------------------
                                            Mitchell E. Hersh
                                            Chief Executive Officer

Date:  August 14, 2000                      /s/ BARRY LEFKOWITZ
                                            -------------------------------
                                            Barry Lefkowitz
                                            Executive Vice President &
                                             Chief Financial Officer