Form 10-Q
period 2000-09-30
MACK CALI REALTY L P
filed 2000-11-13
CIK 1067063

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________________
Commission file number 333-57103

                             Mack-Cali Realty, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                             22-3315804
--------------------------------                       -------------------------
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

                             MACK-CALI REALTY, L.P.

                                    FORM 10-Q

                                      INDEX

PART I  FINANCIAL INFORMATION                                           PAGE

      Item 1.  Financial Statements:

               Consolidated Balance Sheets as of September 30, 2000
                  and December 31, 1999....................................  4

               Consolidated Statements of Operations for the three and
                  nine month periods ended September 30, 2000 and 1999.....  5

               Consolidated Statement of Changes in Partners' Capital
                  for the nine months ended September 30, 2000.............  6

               Consolidated Statements of Cash Flows for the nine months
                  ended September 30, 2000 and 1999........................  7

               Notes to Consolidated Financial Statements..................  8

      Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................... 34

      Item 3.  Quantitative and Qualitative Disclosures about Market Risk.. 62

PART II OTHER INFORMATION AND SIGNATURES

      Item 1.  Legal Proceedings........................................... 63

      Item 2.  Changes in Securities and Use of Proceeds................... 63

      Item 3.  Defaults Upon Senior Securities............................. 63

      Item 4.  Submission of Matters to a Vote of Security Holders......... 63

      Item 5.  Other Information........................................... 63

      Item 6.  Exhibits.................................................... 64

               Signatures.................................................. 67

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

        The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in Mack-Cali Realty, L.P.'s Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 1999.

        The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.


MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT UNIT AMOUNTS)
=============================================================================================================


                                                                             September 30,
                                                                                 2000          December 31,
                                                                             (UNAUDITED)          1999
-------------------------------------------------------------------------------------------------------------
ASSETS
Rental property
     Land and leasehold interests                                            $   562,104      $   549,096
     Buildings and improvements                                                3,008,135        3,014,532
     Tenant improvements                                                          97,466           85,057
     Furniture, fixtures and equipment                                             6,208            6,160
-------------------------------------------------------------------------------------------------------------
                                                                               3,673,913        3,654,845
Less - accumulated depreciation and amortization                                (288,976)        (256,629)
-------------------------------------------------------------------------------------------------------------
     Total rental property                                                     3,384,937        3,398,216
Cash and cash equivalents                                                         10,590            8,671
Investments in unconsolidated joint ventures                                      95,440           89,134
Unbilled rents receivable                                                         47,120           53,253
Deferred charges and other assets, net                                            93,858           66,436
Restricted cash                                                                    6,447            7,081
Accounts receivable, net of allowance for doubtful accounts
     of $532 and $672                                                              7,770            6,810
-------------------------------------------------------------------------------------------------------------

Total assets                                                                 $ 3,646,162      $ 3,629,601
=============================================================================================================


LIABILITIES AND PARTNERS' CAPITAL
Senior unsecured notes                                                       $   783,021      $   782,785
Revolving credit facilities                                                      264,483          177,000
Mortgages and loans payable                                                      486,823          530,390
Distributions payable                                                             44,610           42,499
Accounts payable and accrued expenses                                             74,461           63,394
Rents received in advance and security deposits                                   33,327           36,150
Accrued interest payable                                                           6,505           16,626
-------------------------------------------------------------------------------------------------------------
     Total liabilities                                                         1,693,230        1,648,844
-------------------------------------------------------------------------------------------------------------

Minority interest in consolidated partially-owned properties                       1,925           83,600

Commitments and contingencies

PARTNERS CAPITAL:
     Preferred units, 223,124 and 229,304 units outstanding                      228,861          235,200
     General partner, 58,698,648 and 58,446,552 common units outstanding       1,499,768        1,441,882
     Limited partners, 7,991,963 and 8,153,710 common units outstanding          213,854          211,551
     Unit warrants, 2,000,000 and 2,000,000 outstanding                            8,524            8,524
-------------------------------------------------------------------------------------------------------------
     Total partners' capital                                                   1,951,007        1,897,157
-------------------------------------------------------------------------------------------------------------

Total liabilities and partners' capital                                      $ 3,646,162      $ 3,629,601
=============================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS) (UNAUDITED)
=======================================================================================================================

                                                                    Three Months Ended             Nine Months Ended
                                                                       September 30,                 September 30,
REVENUES                                                             2000         1999             2000          1999
-----------------------------------------------------------------------------------------------------------------------
Base rents                                                       $ 123,600      $ 118,086      $ 367,270      $ 350,665
Escalations and recoveries from tenants                             13,763         14,829         45,058         46,055
Parking and other                                                    3,534          5,112         12,984         12,073
Equity in earnings of unconsolidated joint ventures                  2,194            834          4,401          1,462
Interest income                                                        291            159          2,537            629
-----------------------------------------------------------------------------------------------------------------------
     Total revenues                                                143,382        139,020        432,250        410,884
-----------------------------------------------------------------------------------------------------------------------

EXPENSES
Real estate taxes                                                   15,732         14,849         45,169         42,900
Utilities                                                           11,604         11,634         31,997         31,055
Operating services                                                  16,855         16,464         51,419         50,980
General and administrative                                           5,461          5,691         16,733         19,222
Depreciation and amortization                                       23,320         22,967         68,447         67,401
Interest expense                                                    25,862         26,474         79,123         75,793
Non-recurring charges                                               27,911             --         37,139         16,458
-----------------------------------------------------------------------------------------------------------------------
     Total expenses                                                126,745         98,079        330,027        303,809
-----------------------------------------------------------------------------------------------------------------------
Income before gain on sales of rental property
     and minority interest                                          16,637         40,941        102,223        107,075
Gain on sales of rental property                                    10,036             --         86,205             --
-----------------------------------------------------------------------------------------------------------------------
Income before minority interest                                     26,673         40,941        188,428        107,075
Minority interest in consolidated partially-owned properties            --             --          5,072             --
-----------------------------------------------------------------------------------------------------------------------
Net income                                                          26,673         40,941        183,356        107,075
Preferred unit distributions                                        (3,928)        (3,869)       (11,562)       (11,607)
-----------------------------------------------------------------------------------------------------------------------

Net income available to common unitholders                       $  22,745      $  37,072      $ 171,794      $  95,468
=======================================================================================================================

Basic earnings per unit                                          $    0.34      $    0.55      $    2.58      $    1.42

Diluted earnings per unit                                        $    0.34      $    0.55      $    2.50      $    1.42
-----------------------------------------------------------------------------------------------------------------------

Distributions declared per common unit                           $    0.61      $    0.58      $    1.77      $    1.68
-----------------------------------------------------------------------------------------------------------------------

Basic weighted average units outstanding                            66,729         66,893         66,595         67,025

Diluted weighted average units outstanding                          66,914         67,113         73,276         67,294
-----------------------------------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (IN THOUSANDS) (UNAUDITED)
====================================================================================================================================

                                              General  Limited
                                   Preferred  Partner  Partner    Preferred        General       Limited       Unit
                                     Units     Units    Units    Unitholders       Partner       Partners     Warrants     Total
------------------------------------------------------------------------------------------------------------------------------------

Balance at January 1, 2000            229     58,447    8,154    $   235,200    $ 1,441,882    $   211,551    $  8,524  $ 1,897,157
  Net income                           --         --       --         11,562        150,935         20,859          --      183,356
  Distributions                        --         --       --        (11,562)      (103,825)       (14,267)         --     (129,654)
Conversion of preferred units
  to limited partner units             (6)        --      178         (6,339)            --          6,339          --           --
Redemption of limited partner
  units for shares of common stock     --        340     (340)            --         10,628        (10,628)         --           --
Contributions - proceeds from
  stock options exercised              --        104       --             --          2,155             --          --        2,155
Deferred compensation plan
  for directors                        --         --       --             --             82             --          --           82
Amortization of stock compensation     --         --       --             --          1,501             --          --        1,501
Adjustment to fair value
  of restricted stock                  --         --       --             --             97             --          --           97
Cancellation of Restricted
  Stock Awards                         --         (5)      --             --             --             --          --           --
Repurchase of general partner units    --       (187)      --             --         (5,237)            --          --       (5,237)
Stock options charge                   --         --       --             --          1,550             --          --        1,550
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2000         223     58,699    7,992    $   228,861    $ 1,499,768    $   213,854    $  8,524  $ 1,951,007
====================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)
=============================================================================================================

                                                                              Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES                                               2000          1999
--------------------------------------------------------------------------------------------------------------
Net income                                                                      $ 183,356      $ 107,075
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                                 68,447         67,401
     Amortization of stock compensation                                             1,598            389
     Amortization of deferred financing costs and debt discount                     2,857          2,413
     Stock options charge                                                           1,550             --
     Equity in earnings of unconsolidated joint ventures                           (4,401)        (1,462)
     Gain on sales of rental property                                             (86,205)            --
     Minority interest in consolidated partially-owned properties                   5,072             --
Changes in operating assets and liabilities:
     Increase in unbilled rents receivable                                         (9,056)       (10,318)
     Increase in deferred charges and other assets, net                           (33,840)       (17,682)
     Increase in accounts receivable, net                                            (960)        (1,400)
     Increase in accounts payable and accrued expenses                             11,067         13,106
     (Decrease) increase in rents received in advance and security deposits        (1,131)         1,858
     (Decrease) increase in accrued interest payable                              (10,121)           992
--------------------------------------------------------------------------------------------------------------

   Net cash provided by operating activities                                    $ 128,233      $ 162,372
==============================================================================================================

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to rental property                                                    $(224,797)     $(143,198)
Investments in unconsolidated joint ventures                                      (12,687)       (39,626)
Distributions from unconsolidated joint ventures                                   10,782         12,008
Proceeds from sales of rental property                                            281,225             --
--------------------------------------------------------------------------------------------------------------
Decrease (increase) in restricted cash                                                634           (158)

   Net cash provided by (used in) investing activities                          $  55,157      $(170,974)
=============================================================================================================

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from senior unsecured notes                                            $      --      $ 782,535
Proceeds from revolving credit facilities                                         551,618        303,256
Proceeds from mortgages and loans payable                                              --         45,500
Repayments of revolving credit facilities                                        (464,135)      (724,900)
Repayments of mortgages and loans payable                                         (43,567)      (249,308)
Distributions to minority interest in partially-owned properties                  (88,672)            --
Repurchase of general partner units                                                (5,237)       (25,000)
Payment of financing costs                                                         (6,090)        (7,039)
Proceeds from stock options exercised                                               2,155          1,032
Proceeds from dividend reinvestment and stock purchase plan                            --             32
--------------------------------------------------------------------------------------------------------------
Payment of distributions                                                         (127,543)      (122,247)

   Net cash (used in) provided by financing activities                          $(181,471)     $   3,861
=============================================================================================================

Net increase (decrease) in cash and cash equivalents                            $   1,919      $  (4,741)
Cash and cash equivalents, beginning of period                                  $   8,671      $   5,809
--------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                        $  10,590      $   1,068
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

The General Partner is a fully integrated, self-administered, self-managed real estate investment trust ("REIT"). The General Partner controls the Operating Partnership as its sole general partner, and owned an 88.0 percent and 87.8 percent common unit interest in the Operating Partnership as of September 30, 2000 and December 31, 1999, respectively.

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

As of September 30, 2000, the Operating Partnership owned or had interests in 268 properties plus developable land (collectively, the "Properties"). The Properties aggregate approximately 28.5 million square feet, and are comprised of 164 office buildings and 91 office/flex buildings totaling approximately 28.1 million square feet (which includes eight office buildings and four office/flex buildings, aggregating 1.5 million square feet, owned by unconsolidated joint ventures in which the Operating Partnership has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, two multi-family residential complexes consisting of 451 units, two stand-alone retail properties and three land leases. The Properties are located in 12 states, primarily in the Northeast, plus the District of Columbia.

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

2.    SIGNIFICANT ACCOUNTING POLICIES

RENTAL
PROPERTY Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition and development of rental properties are capitalized. Capitalized development costs include interest, property taxes, insurance and other project costs incurred during the period of development. Included in total rental property is construction-in-progress of $127,729 and $98,438 as of September 30, 2000 and December 31, 1999, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

                Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

                Leasehold interests                      Remaining lease term
                ----------------------------------------------------------------
                Buildings and improvements                      5 to 40 years
                ----------------------------------------------------------------
                Tenant improvements                The shorter of the term of
                                             the related lease or useful life
                ----------------------------------------------------------------
                Furniture, fixtures and equipment               5 to 10 years
                ----------------------------------------------------------------

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

                When assets are identified by management as held for sale, the Operating Partnership discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If, in management's opinion, the net sales price of the assets which have been identified for sale is less than the net book value of the assets, a valuation allowance is established. See
                Note 7.

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

DEFERRED
FINANCING
COSTS Costs incurred in obtaining financing are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $1,055 and $895 for the three months ended September 30, 2000 and 1999, respectively, and $2,857 and $2,413 for the nine months ended September 30, 2000 and 1999, respectively.

DEFERRED
LEASING COSTS   Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.
                Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees provide leasing services to the Properties and receive compensation based on space leased. The portion of such compensation, which is capitalized and amortized, approximated
                $794 and $690 for the three months ended September 30, 2000 and 1999, respectively, and $2,383 and $2,091 for the nine months ended September 30, 2000 and 1999, respectively.

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

DISTRIBUTIONS
PAYABLE The distributions payable at September 30, 2000 represent distributions payable to common unitholders of record as of October 4, 2000 (66,692,311 common units), and preferred distributions payable to preferred unitholders (223,124 preferred units) for the third quarter 2000. The third quarter 2000 common unit distribution of $0.61 per common unit as well as the third quarter preferred unit distribution of $17.6046 per preferred unit, were approved by the Board of Directors of the General Partner on September 25, 2000 and paid on October 23, 2000.

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

RECLASSIFI-
CATION Certain reclassifications have been made to prior period amounts in order to conform with current period presentation.


3.    ACQUISITIONS, DISPOSITIONS AND OTHER TRANSACTIONS

2000 TRANSACTIONS
OPERATING PROPERTY ACQUISITIONS
The Operating Partnership acquired the following operating properties during the nine months ended September 30, 2000:


--------------------------------------------------------------------------------------------------------------------------
                                                                                                           Investment by
Acquisition                                                                            # of    Rentable    Operating
   Date      Property/Portfolio Name           Location                               Bldgs.  Square Feet  Partnership (a)
--------------------------------------------------------------------------------------------------------------------------
OFFICE
5/23/00      555 & 565 Taxter Road             Elmsford, Westchester County, NY          2       341,108    $ 42,980
6/14/00      Four Gatehall Drive               Parsippany, Morris County, NJ             1       248,480      42,381
--------------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE PROPERTY ACQUISITIONS:                                                      3       589,588    $ 85,361
--------------------------------------------------------------------------------------------------------------------------

OFFICE/FLEX
3/24/00      Two Executive Drive (b)           Moorestown, Burlington County, NJ         1        60,800    $  4,007
7/14/00      915 North Lenola Road (b)         Moorestown, Burlington County, NJ         1        52,488       2,542
--------------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE/FLEX PROPERTY ACQUISITION:                                                  2       113,288    $  6,549
--------------------------------------------------------------------------------------------------------------------------

TOTAL OPERATING PROPERTY ACQUISITIONS:                                                   5       702,876    $ 91,910
==========================================================================================================================



SEE FOOTNOTES ON PAGE 14.

PROPERTIES PLACED IN SERVICE
The Operating Partnership placed in service the following properties through the completion of development during the nine months ended September 30, 2000:


--------------------------------------------------------------------------------------------------------------------------
                                                                                                          Investment by
Date Placed                                                                            # of    Rentable      Operating
 in Service  Property Name                     Location                               Bldgs.  Square Feet  Partnership (c)
--------------------------------------------------------------------------------------------------------------------------
OFFICE
9/01/00      Harborside Plaza 4-A              Jersey City, Hudson County, NJ            1       207,670    $ 53,782
9/15/00      Liberty Corner Corp. Center       Bernards Township, Somerset County, NJ    1       132,010      16,387
--------------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE PROPERTIES PLACED IN SERVICE:                                               2       339,680    $ 70,169
--------------------------------------------------------------------------------------------------------------------------

TOTAL PROPERTIES PLACED IN SERVICE:                                                      2       339,680    $ 70,169
==========================================================================================================================


SEE FOOTNOTES ON PAGE 14.

LAND TRANSACTIONS
On January 13, 2000, the Operating Partnership acquired approximately 12.7 acres of developable land located at the Operating Partnership's Airport Business Center, Lester, Delaware County, Pennsylvania. The land was acquired for approximately $2,069.

On August 24, 2000, the Operating Partnership entered into a joint venture with SJP Properties Company ("SJP Properties") to form Morris V Realty L.L.C. and Morris VI Realty L.L.C., which acquired approximately 47.5 acres of developable land located adjacent to the Operating Partnership's Morris County Financial Center, Parsippany, Morris County, New Jersey. The land was acquired for approximately $16,193. The Operating Partnership accounts for the joint venture on a consolidated basis.

OTHER TRANSACTIONS
On September 21, 2000, the Corporation and Prentiss Properties Trust, a Maryland REIT ("Prentiss"), mutually agreed to terminate the agreement and plan of merger ("Merger Agreement") dated as of June 27, 2000 among the Corporation, the Operating Partnership, Prentiss and Prentiss Properties Acquisition Partners, L.P., a Delaware limited partnership of which Prentiss (through a wholly-owned direct subsidiary) is the sole general partner ("Prentiss Partnership"). In connection with such termination, the Operating Partnership deposited $25,000 into escrow for the benefit of Prentiss and Prentiss Partnership. All costs associated with the termination of the Merger Agreement are included in non-recurring charges for the three and nine month periods ended September 30, 2000.

The Operating Partnership and Prentiss also announced that they had simultaneously consummated a purchase and sale transaction whereby the Operating Partnership sold to Prentiss its 270,000 square-foot Cielo Center property located in Austin, Travis County, Texas (see "2000 Transactions Dispositions").

On June 27, 2000, the Corporation announced that William L. Mack was appointed Chairman of the Board of Directors and John J. Cali was named Chairman Emeritus of the Board of Directors. Brant Cali resigned as Executive Vice President, Chief Operating Officer and Assistant Secretary of the Corporation and as a member of the Board of Directors, and John R. Cali resigned as Executive Vice President, Development of the Corporation. John R. Cali was appointed to the Board of Directors of the Corporation to take the seat previously held by Brant Cali. (See Note 15).

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

On September 21, 2000, the Operating Partnership sold Cielo Center located in Austin, Travis County, Texas for net proceeds, after selling costs, of approximately $45,785.

1999 TRANSACTIONS
OPERATING PROPERTY ACQUISITIONS
The Operating Partnership acquired the following operating properties during the year ended December 31, 1999:


--------------------------------------------------------------------------------------------------------------------------
                                                                                                            Investment by
Acquisition                                                                            # of    Rentable      Operating
  Date       Property/Portfolio Name            Location                               Bldgs.  Square Feet  Partnership (c)
--------------------------------------------------------------------------------------------------------------------------
OFFICE
3/05/99      Pacifica Portfolio - Phase III(d)  Colorado Springs, El Paso County, CO      2        94,737    $  5,709
7/21/99      1201 Connecticut Avenue, NW        Washington, D.C.                          1       169,549      32,799
--------------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE PROPERTY ACQUISITIONS:                                                       3       264,286    $ 38,508
--------------------------------------------------------------------------------------------------------------------------

OFFICE/FLEX
12/21/99     McGarvey Portfolio - Phase III(b)  Moorestown, Burlington County, NJ         3       138,600    $  8,012
--------------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE/FLEX PROPERTY ACQUISITION:                                                   3       138,600    $  8,012
--------------------------------------------------------------------------------------------------------------------------

TOTAL OPERATING PROPERTY ACQUISITIONS:                                                    6       402,886    $ 46,520
==========================================================================================================================

PROPERTIES PLACED IN SERVICE
The Operating Partnership placed in service the following properties through the completion of development or redevelopment during the year ended December 31, 1999:


--------------------------------------------------------------------------------------------------------------------------
                                                                                                           Investment by
Date Placed                                                                            # of    Rentable      Operating
 in Service  Property Name                     Location                               Bldgs.  Square Feet  Partnership (c)
--------------------------------------------------------------------------------------------------------------------------
OFFICE
8/09/99      2115 Linwood Avenue               Fort Lee, Bergen County, NJ               1        68,000    $  8,147
11/01/99     795 Folsom Street (e)             San Francisco, San Francisco County, CA   1       183,445      37,337
--------------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE PROPERTIES PLACED IN SERVICE:                                               2       251,445    $ 45,484
--------------------------------------------------------------------------------------------------------------------------

OFFICE/FLEX
3/01/99      One Center Court                  Totowa, Passaic County, NJ                1        38,961    $  2,140
9/17/99      12 Skyline Drive                  Hawthorne, Westchester County, NY         1        46,850       5,023
12/10/99     600 West Avenue (f)               Stamford, Fairfield County, CT            1        66,000       5,429
--------------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE/FLEX PROPERTIES PLACED IN SERVICE:                                          3       151,811    $ 12,592
--------------------------------------------------------------------------------------------------------------------------

LAND LEASE
2/01/99      Horizon Center Business Park (g)  Hamilton Township, Mercer County, NJ    N/A    27.7 acres    $  1,007
--------------------------------------------------------------------------------------------------------------------------
TOTAL LAND LEASE TRANSACTIONS:                                                                27.7 acres    $  1,007
--------------------------------------------------------------------------------------------------------------------------

TOTAL PROPERTIES PLACED IN SERVICE:                                                      5       403,256    $ 59,083
==========================================================================================================================



SEE FOOTNOTES ON SUBSEQUENT PAGE.

(a) Transactions were funded primarily from net proceeds received in the sale or sales of rental property.
(b) The properties were acquired through the exercise of a purchase option obtained in the initial acquisition of the McGarvey portfolio in January 1998.
(c) Unless otherwise noted, transactions were funded by the Operating Partnership with funds primarily made available through draws on the Operating Partnership's credit facilities.
(d) William L. Mack, Chairman of the Board of Directors of the Corporation and an equity holder of the Operating Partnership, was an indirect owner of an interest in certain of the buildings contained in the Pacifica portfolio.
(e) On June 1, 1999, the building was acquired for redevelopment for approximately $34,282.
(f) On May 4, 1999, the Operating Partnership acquired, from an entity whose principals include Timothy M. Jones, Martin S. Berger and Robert
         F. Weinberg, each of whom are affiliated with the Operating Partnership as the President of the Corporation, a current member of the Board of Directors and a former member of the Board of Directors of the Corporation, respectively, approximately 2.5 acres of vacant land in the Stamford Executive Park, located in Stamford, Fairfield County, Connecticut. The Operating Partnership acquired the land for approximately $2,181.
(g) On February 1, 1999, the Operating Partnership entered into a ground lease agreement to lease 27.7 acres of developable land located at the Operating Partnership's Horizon Center Business Park, located in Hamilton Township, Mercer County, New Jersey on which Home Depot constructed a 134,000 square-foot retail store.

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

On March 15, 1999, the Operating Partnership entered into a joint venture with SJP 106 Allen Road, L.L.C. to form MC-SJP Pinson Development, LLC, which acquired vacant land located in Bernards Township, Somerset County, New Jersey. The joint venture subsequently completed construction and placed in service a 132,010 square-foot office building on this site (see "2000 Transactions - Properties Placed in Service"). The Operating Partnership accounts for the joint venture on a consolidated basis.

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

In August 1999, the Operating Partnership entered into an agreement with SJP Properties which provides a cooperative effort in seeking approvals to develop up to approximately 1.8 million square feet of office development on certain vacant land owned or controlled, respectively, by the Operating Partnership and SJP Properties, in Hanover and Parsippany, Morris County, New Jersey. The agreement provides that the parties shall share equally in the costs associated with seeking such requisite approvals. Subsequent to obtaining the requisite approvals, upon mutual consent, the Operating Partnership and SJP Properties may enter into one or more joint ventures to construct on the vacant land, or seek to dispose of their respective vacant land parcels subject to the agreement.

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

4.    INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

PRU-BETA 3 (NINE CAMPUS DRIVE)
On March 27, 1998, the Operating Partnership acquired a 50 percent interest in an existing joint venture with The Prudential Insurance Company of America ("Prudential"), known as Pru-Beta 3, which owns and operates Nine Campus Drive, a 156,495 square-foot office building, located in the Mack-Cali Business Campus (formerly Prudential Business Campus) office complex in Parsippany, Morris County, New Jersey. The Operating Partnership performs management and leasing services for the property owned by the joint venture and recognized $112 and $112 in fees for such services in the nine months ended September 30, 2000 and 1999, respectively.

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

G&G MARTCO (CONVENTION PLAZA)
On April 30, 1998, the Operating Partnership acquired a 49.9 percent interest in an existing joint venture, known as G&G Martco, which owns Convention Plaza, a 305,618 square-foot office building, located in San Francisco, San Francisco County, California. A portion of its initial investment was financed through the issuance of common units, as well as funds drawn from the Operating Partnership's credit facilities. Subsequently, on June 4, 1999, the Operating Partnership acquired an additional 0.1 percent interest in G&G Martco through the issuance of common units (see Note 12). The Operating Partnership performs management and leasing services for the property owned by the joint venture and recognized $157 and $176 in fees for such services in the nine months ended September 30, 2000 and 1999, respectively.

AMERICAN FINANCIAL EXCHANGE L.L.C.
On May 20, 1998, the Operating Partnership entered into a joint venture agreement with Columbia Development Company, L.L.C. to form American Financial Exchange L.L.C. The venture was initially formed to acquire land for future development, located on the Hudson River waterfront in Jersey City, Hudson County, New Jersey, adjacent to the Operating Partnership's Harborside Financial Center office complex. The Operating Partnership holds a 50 percent interest in the joint venture. Among other things, the partnership agreement provides for a preferred return on the Operating Partnership's invested capital in the venture, in addition to the Operating Partnership's proportionate share of the venture's profit, as defined in the agreement. The joint venture acquired land on which it constructed a parking facility, which is currently leased to a parking operator under a 10-year agreement. Such parking facility serves a ferry service between the Operating Partnership's Harborside property and Manhattan. In October 2000, the Operating Partnership announced plans to construct a 575,000 square-foot office building and terminate the parking agreement on certain of the land owned by the venture. The total costs of the project are estimated to be approximately $140,000. The project, which is currently 52 percent pre-leased, is anticipated to be completed in early 2002.

RAMLAND REALTY ASSOCIATES L.L.C. (ONE RAMLAND ROAD)
On August 20, 1998, the Operating Partnership entered into a joint venture agreement with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C. The venture was formed to own, manage and operate One Ramland Road, a 232,000 square-foot office/flex building plus adjacent developable land, located in Orangeburg, Rockland County, New York. In August 1999, the joint venture completed redevelopment of the property and placed the office/flex building in service. The Operating Partnership holds a 50 percent interest in the joint venture. The Operating Partnership performs management, leasing and other services for the property owned by the joint venture and recognized $170 and $7 in fees for such services in the nine months ended September 30, 2000 and 1999, respectively.

ASHFORD LOOP ASSOCIATES L.P. (1001 SOUTH DAIRY ASHFORD/2100 WEST LOOP SOUTH) On September 18, 1998, the Operating Partnership entered into a joint venture agreement with Prudential to form Ashford Loop Associates L.P. The venture was formed to own, manage and operate 1001 South Dairy Ashford, a 130,000 square-foot office building acquired on September 18, 1998 and 2100 West Loop South, a 168,000 square-foot office building acquired on November 25, 1998, both located in Houston, Harris County, Texas. The Operating Partnership holds a 20 percent interest in the joint venture. The joint venture may be required to pay additional consideration due to earn-out provisions in the acquisition contracts. Subsequently, through September 30, 2000, the venture paid $16,519 ($3,304 representing the Operating Partnership's share) in accordance with the earn-out provisions in the acquisition contracts. The Operating Partnership performs management and leasing services for the properties owned by the joint venture and recognized $89 and $96 in fees for such services in the nine months ended September 30, 2000 and 1999, respectively.

ARCAP INVESTORS, L.L.C.
On March 18, 1999, the Operating Partnership invested in ARCap Investors, L.L.C., a joint venture with several participants, which was formed to invest in sub-investment grade tranches of commercial mortgage-backed securities ("CMBS"). The Operating Partnership has invested $20,000 in the venture. William L. Mack, Chairman of the Board of Directors of the Corporation and an equity holder of the Operating Partnership, is a principal of the managing member of the venture. At September 30, 2000, the venture held approximately $423,499 face value of CMBS bonds at an aggregate cost of $199,618.

SOUTH PIER AT HARBORSIDE HOTEL DEVELOPMENT
On November 17, 1999, the Operating Partnership entered into an agreement with Hyatt Corporation to develop a 350-room luxury hotel on the Operating Partnership's South Pier at Harborside Financial Center, Jersey City, Hudson County, New Jersey. In July 2000, the joint venture began development of the hotel project.

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

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the financial position of the unconsolidated joint ventures in which the Operating Partnership had investment interests as of September 30, 2000 and December 31, 1999:


                                                                       September 30, 2000
                                  ------------------------------------------------------------------------------------------------
                                                                        American
                                                               G&G      Financial    Ramland      Ashford               Combined
                                  Pru-Beta 3      HPMC       Martco     Exchange     Realty        Loop       ARCap       Total
----------------------------------------------------------------------------------------------------------------------------------
ASSETS:
   Rental property, net             $ 21,059    $119,789    $ 10,890     $ 11,530    $ 19,169    $ 35,013    $     --    $217,450
   Other assets                        2,921      13,872       2,660          114       4,136         678     404,197     428,578
----------------------------------------------------------------------------------------------------------------------------------
   Total assets                     $ 23,980    $133,661    $ 13,550     $ 11,644    $ 23,305    $ 35,691    $404,197    $646,028
==================================================================================================================================

LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
   Mortgages and loans payable      $     --    $ 65,347    $ 50,000     $     --    $ 16,839    $     --    $211,955    $344,141
   Other liabilities                     255       9,976       1,379          386         238         678      67,477      80,389
   Partners'/members' capital         23,725      58,338     (37,829)      11,258       6,228      35,013     124,765     221,498
----------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and
   partners'/members' capital       $ 23,980    $133,661    $ 13,550     $ 11,644    $ 23,305    $ 35,691    $404,197    $646,028
==================================================================================================================================
Operating Partnership's net
   investment in unconsolidated
   joint ventures                   $ 16,342    $ 33,500    $  4,399     $ 11,307    $  2,682    $  7,347    $ 19,863    $ 95,440
----------------------------------------------------------------------------------------------------------------------------------


                                                                        December 31, 1999
                                  ------------------------------------------------------------------------------------------------
                                                                        American
                                                             G&G        Financial    Ramland     Ashford                 Combined
                                  Pru-Beta 3      HPMC      Martco      Exchange      Realty      Loop        ARCap       Total
----------------------------------------------------------------------------------------------------------------------------------
ASSETS:
   Rental property, net             $ 21,817    $ 72,148    $ 11,552     $ 10,695    $ 19,549    $ 31,476    $     --    $167,237
   Other assets                        3,319       6,427       2,571          773       5,069         768     239,441     258,368
----------------------------------------------------------------------------------------------------------------------------------
   Total assets                     $ 25,136    $ 78,575    $ 14,123     $ 11,468    $ 24,618    $ 32,244    $239,441    $425,605
==================================================================================================================================

LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
   Mortgages and loans payable      $     --    $ 41,274    $ 43,081     $     --    $ 17,300    $     --    $108,407    $210,062
   Other liabilities                     186       7,254       1,383            2       1,263       3,536      36,109      49,733
   Partners'/members' capital         24,950      30,047     (30,341)      11,466       6,055      28,708      94,925     165,810
----------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and
   partners'/members' capital       $ 25,136    $ 78,575    $ 14,123     $ 11,468    $ 24,618    $ 32,244    $239,441    $425,605
==================================================================================================================================
Operating Partnership's net
   investment in unconsolidated
   joint ventures                   $ 17,072    $ 23,337    $  8,352     $ 11,571    $  2,697    $  6,073    $ 20,032    $ 89,134
----------------------------------------------------------------------------------------------------------------------------------

The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Operating Partnership had investment interests during the three and nine month periods ended September 30, 2000 and 1999:


                                                              Three Months Ended September 30, 2000
                                     ---------------------------------------------------------------------------------------------
                                                                          American
                                                               G&G       Financial    Ramland     Ashford               Combined
                                     Pru-Beta 3    HPMC       Martco      Exchange    Realty       Loop       ARCap      Total
----------------------------------------------------------------------------------------------------------------------------------
   Total revenues                    $  1,253    $  2,631    $  2,783    $    275    $    983    $  1,436    $  5,357    $ 14,718
   Operating and other expenses          (391)        (78)       (890)        (41)       (280)       (658)       (876)     (3,214)
   Depreciation and amortization         (307)       (747)       (384)        (27)       (252)       (211)        (70)     (1,998)
   Interest expense                        --        (979)     (1,075)         --        (407)         --      (2,780)     (5,241)
----------------------------------------------------------------------------------------------------------------------------------
   Net income                        $    555    $    827    $    434    $    207    $     44    $    567    $  1,631    $  4,265
==================================================================================================================================
   Operating Partnership's equity
     in earnings of unconsolidated
     joint ventures                  $    239    $    627    $    286    $    207    $     22    $    113    $    700    $  2,194
----------------------------------------------------------------------------------------------------------------------------------


                                                              Three Months Ended September 30, 1999
                                     --------------------------------------------------------------------------------------------
                                                                         American
                                                               G&G       Financial    Ramland    Ashford                 Combined
                                     Pru-Beta 3    HPMC       Martco      Exchange    Realty       Loop       ARCap       Total
----------------------------------------------------------------------------------------------------------------------------------
   Total revenues                    $  1,227          --    $  2,422    $    250    $    580    $    971    $  3,223    $  8,673
   Operating and other expenses          (389)         --        (814)        (33)       (103)       (597)     (1,201)     (3,137)
   Depreciation and amortization         (304)         --        (233)        (24)       (178)       (163)         --        (902)
   Interest expense                        --          --        (813)         --          --          --      (1,014)     (1,827)
----------------------------------------------------------------------------------------------------------------------------------
   Net income                        $    534          --    $    562    $    193    $    299    $    211    $  1,008    $  2,807
==================================================================================================================================
Operating Partnership's equity
   in earnings of unconsolidated
   joint ventures                    $    228          --    $    124    $    193    $    150    $     42    $     97    $    834
----------------------------------------------------------------------------------------------------------------------------------


                                                              Nine Months Ended September 30, 2000
                                     --------------------------------------------------------------------------------------------
                                                                         American
                                                               G&G       Financial    Ramland    Ashford                 Combined
                                     Pru-Beta 3    HPMC       Martco      Exchange    Realty       Loop       ARCap       Total
----------------------------------------------------------------------------------------------------------------------------------
   Total revenues                    $  3,721    $  6,191    $  8,064    $    779    $  2,930    $  4,268    $ 16,507    $ 42,460
   Operating and other expenses        (1,210)     (1,087)     (2,443)       (123)       (870)     (1,929)     (2,168)     (9,830)
   Depreciation and amortization         (918)     (2,155)     (1,146)        (47)       (734)       (614)        (70)     (5,684)
   Interest expense                        --      (2,220)     (2,989)         --      (1,153)         --      (4,481)    (10,843)
----------------------------------------------------------------------------------------------------------------------------------
   Net income                        $  1,593    $    729    $  1,486    $    609    $    173    $  1,725    $  9,788    $ 16,103
==================================================================================================================================
Operating Partnership's equity
   in earnings unconsolidated
   joint ventures                    $    680    $    729    $    498    $    552    $     84    $    358    $  1,500    $  4,401
----------------------------------------------------------------------------------------------------------------------------------


                                                              Nine Months Ended September 30, 1999
                                   -------------------------------------------------------------------------------------------------
                                                                      American
                                                            G&G       Financial     Ramland      Ashford                  Combined
                                   Pru-Beta 3   HPMC       Martco      Exchange      Realty        Loop         ARCap       Total
------------------------------------------------------------------------------------------------------------------------------------
   Total revenues                   $  3,697        --    $  6,572     $    667     $    580     $  2,959     $  5,998     $ 20,473
   Operating and other expenses       (1,134)       --      (2,204)        (163)        (103)      (1,645)      (3,213)      (8,462)
   Depreciation and amortization        (929)       --        (696)         (70)        (178)        (379)          --       (2,252)
   Interest expense                       --        --      (2,261)          --           --           --       (1,558)      (3,819)
------------------------------------------------------------------------------------------------------------------------------------
   Net income                       $  1,634        --    $  1,411     $    434     $    299     $    935     $  1,227     $  5,940
====================================================================================================================================
Operating Partnership's equity
   in earnings of unconsolidated
   joint ventures                   $    584        --    $   (153)    $    384     $    150     $    176     $    321     $  1,462
------------------------------------------------------------------------------------------------------------------------------------


5.    DEFERRED CHARGES AND OTHER ASSETS


                                               September 30,   December 31,
                                                   2000           1999
--------------------------------------------------------------------------------
  Deferred leasing costs                         $ 75,559      $ 62,076
  Deferred financing costs                         22,781        16,690
--------------------------------------------------------------------------------
                                                   98,340        78,766
  Accumulated amortization                        (24,937)      (20,197)
--------------------------------------------------------------------------------
  Deferred charges, net                            73,403        58,569
  Prepaid expenses and other assets                20,455         7,867
--------------------------------------------------------------------------------

  Total deferred charges and other assets, net   $ 93,858      $ 66,436
================================================================================


6.    RESTRICTED CASH

Restricted cash includes security deposits for the Operating Partnership's residential properties and certain commercial properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following:


                                                September 30,   December 31,
                                                   2000             1999
--------------------------------------------------------------------------------
  Security deposits                              $  6,372       $  6,021
  Escrow and other reserve funds                       75          1,060
--------------------------------------------------------------------------------

  Total restricted cash                          $  6,447       $  7,081
================================================================================


7.    RENTAL PROPERTY HELD FOR SALE

As of September 30, 2000, included in total rental property are 11 office properties that the Operating Partnership has identified as held for sale. These properties have an aggregate carrying value of $119,564 and $119,743 as of September 30, 2000 and December 31, 1999, respectively, and are all located in Omaha, Douglas County, Nebraska; San Antonio, Bexar County, Texas or
Houston, Harris County, Texas.

As of December 31, 1999, included in total rental property were three office properties that the Operating Partnership had identified as held for sale. The three office properties had an aggregate carrying value of $77,783 as of December 31, 1999 and are all located in Omaha, Douglas County, Nebraska; Jersey City, Hudson County, New Jersey or Amarillo, Potter County, Texas. The office properties located in Jersey City, Hudson County, New Jersey and Amarillo, Potter County, Texas were sold in April 2000 in two separate transactions (see
Note 3).

The following is a summary of the condensed results of operations of the rental properties held for sale at September 30, 2000 for the nine months ended September 30, 2000 and 1999:


                                                       Nine Months
                                                   Ended September 30,
                                                    2000           1999
--------------------------------------------------------------------------------
Total revenues                                   $ 22,563        $ 20,743
Operating and other expenses                      (11,384)        (10,489)
Depreciation and amortization                      (2,370)         (2,313)
--------------------------------------------------------------------------------

Net income                                       $  8,809        $  7,941
================================================================================

There can be no assurance if and when sales of the Operating Partnership's rental properties held for sale will occur.


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

A summary of the terms of the Senior Unsecured Notes outstanding as of September 30, 2000 and December 31, 1999 is as follows:


                                                                      September 30,     December 31,     Effective
                                                                          2000             1999          Rate (1)
------------------------------------------------------------------------------------------------------------------
   7.18% Senior Unsecured Notes, due December 31, 2003                  $185,283         $185,283        7.23%
   7.00% Senior Unsecured Notes, due March 15, 2004                      299,724          299,665        7.27%
   7.25% Senior Unsecured Notes, due March 15, 2009                      298,014          297,837        7.49%
------------------------------------------------------------------------------------------------------------------

   Total Senior Unsecured Notes                                         $783,021         $782,785        7.34%
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

9.  REVOLVING CREDIT FACILITIES

2000 UNSECURED FACILITY
On June 22, 2000, the Operating Partnership obtained an unsecured revolving credit facility ("2000 Unsecured Facility") with a current borrowing capacity of $800,000 from a group of 24 lenders. The interest rate on outstanding borrowings under the credit line is currently the London Inter-Bank Offered Rate ("LIBOR") (6.62 percent at September 30, 2000) plus 80 basis points. The Operating Partnership may instead elect an interest rate representing the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points. In the event of a change in the Operating Partnership's unsecured debt rating, the interest rate will be changed on a sliding scale. The 2000 Unsecured Facility also requires a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears. Subject to certain conditions, the Operating Partnership has the ability to increase the borrowing capacity of the credit line up to $1,000,000. The 2000 Unsecured Facility matures in June 2003, with an extension option of one year, which would require a payment of 25 basis points of the then borrowing capacity of the credit line upon exercise.

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

The lending group for the 2000 Unsecured Facility consists of: Chase Manhattan Bank, as administrative agent; Fleet National Bank, as syndication agent; Bank of America, N.A., as documentation agent; Bank One, NA, Commerzbank Aktiengesellschaft and First Union National Bank, as senior managing agents; PNC Bank, N.A., as managing agent; Bank Austria Creditanstalt Corporate Finance, Inc., Bayerische Hypo-und Vereinsbank AG, Dresdner Bank AG, Societe Generale, Summit Bank and Wells Fargo Bank, N.A., as co-agents; and Bayerische Landesbank Girozentrale; Citizens Bank of Massachusetts; European American Bank; Chevy Chase Bank; Citicorp Real Estate, Inc.; DG Bank Deutsche Genossenschaftsbank, AG; Erste Bank; KBC Bank N.V.; SunTrust Bank; Bank Leumi USA and Israel Discount Bank of New York.

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

PRUDENTIAL FACILITY
The Operating Partnership has a revolving credit facility ("Prudential Facility") with Prudential Securities Corp. ("PSC") in the amount of $100,000, which currently bears interest at 110 basis points over one-month LIBOR, with a maturity date of June 29, 2001. The Prudential Facility is a recourse liability of the Operating Partnership and is secured by the Operating Partnership's equity interest in Harborside Plazas 2 and 3. The Prudential Facility limits the ability of the Operating Partnership to make any distributions during any fiscal quarter in an amount in excess of 100 percent of the Operating Partnership's available funds from operations (as defined) for the immediately preceding fiscal quarter (except to the extent such excess distributions or dividends are attributable to gains from the sale of the Operating Partnership's assets or are required for the Corporation to maintain its status as a REIT under the Code); provided, however, that the Operating Partnership may make distributions and pay dividends in excess of 100 percent of available funds from operations (as defined) for the preceding fiscal quarter for not more than three consecutive quarters. In addition to the foregoing, the Prudential Facility limits the liens placed upon the subject property and certain collateral, the use of proceeds from the Prudential Facility, and the maintenance of ownership of the subject property and assets derived from said ownership.

SUMMARY
As of September 30, 2000 and December 31, 1999, the Operating Partnership had outstanding borrowings of $264,483 and $177,000, respectively, under its revolving credit facilities (with aggregate borrowing capacity of $900,000 and $1,100,000, respectively). The total outstanding borrowings were from the 2000 Unsecured Facility at September 30, 2000 and from the Unsecured Facility at December 31, 1999, with no outstanding borrowings under the Prudential Facility.


10.   MORTGAGES AND LOANS PAYABLE


                                          September 30,     December 31,
                                              2000              1999
--------------------------------------------------------------------------------
Portfolio Mortgages                        $150,000          $150,000
Property Mortgages                          336,823           380,390
--------------------------------------------------------------------------------

Total mortgages and loans payable          $486,823          $530,390
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

A summary of the Property Mortgages as of September 30, 2000 and December 31, 1999 is as follows:


                                                                  EFFECTIVE      PRINCIPAL BALANCE AT
                                                                  INTEREST   SEPTEMBER 30,   DECEMBER 31,
PROPERTY NAME                    LENDER                             RATE         2000            1999       MATURITY
---------------------------------------------------------------------------------------------------------------------
201 Commerce Drive             Sun Life Assurance Co.               6.240%    $      --         $  1,059     09/01/00
3 & 5 Terri Lane               First Union National Bank            6.220%        4,404            4,434     10/31/00
101 & 225 Executive Drive      Sun Life Assurance Co.               6.270%        2,246            2,375     06/01/01
Mack-Cali Morris Plains        Corestates Bank                      7.510%        2,186            2,235     12/31/01
Mack-Cali Willowbrook          CIGNA                                8.670%        9,664           10,250     10/01/03
400 Chestnut Ridge             Prudential Insurance Co.             9.440%       13,810           14,446     07/01/04
Mack-Cali Centre VI            Principal Life Insurance Co.         6.865%       35,000           35,000     04/01/05
Mack-Cali Bridgewater I        New York Life Ins. Co.               7.000%       23,000           23,000     09/10/05
Mack-Cali Woodbridge II        New York Life Ins. Co.               7.500%       17,500           17,500     09/10/05
Mack-Cali Short Hills          Prudential Insurance Co.             7.740%       26,076           26,604     10/01/05
500 West Putnam Avenue         New York Life Ins. Co.               6.520%       10,259           10,784     10/10/05
Harborside - Plaza 1           U.S. West Pension Trust              5.610%       53,508           51,015     01/01/06
Harborside - Plaza 2 and 3     Northwestern Mutual Life Ins.        7.320%       96,492           98,985     01/01/06
Mack-Cali Airport              Allstate Life Insurance Co.          7.050%       10,500           10,500     04/01/07
Kemble Plaza II                Mitsubishi Tr & Bk Co.          LIBOR+0.65%           --           40,025     01/31/08
Kemble Plaza I                 Mitsubishi Tr & Bk Co.          LIBOR+0.65%       32,178           32,178     01/31/09
---------------------------------------------------------------------------------------------------------------------

Total Property Mortgages                                                       $336,823         $380,390
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

On October 1, 1998, the Operating Partnership entered into a forward treasury rate lock agreement with a commercial bank. The agreement locked an interest rate of 4.089 percent per annum for the three-year U.S. Treasury Note effective November 4, 1999, on a notional amount of $50,000. The agreement was used to fix the Index Rate on $50,000 of the Harborside-Plaza 1 mortgage, for which the interest rate was re-set to the three-year U.S. Treasury Note (5.82 percent) plus 110 basis points for the three years beginning November 4, 1999 (see "Property Mortgages: Harborside-Plaza 1"). The Operating Partnership received $2,208 in settlement of the agreement, which is being amortized to interest expense over the three year-period.

In connection with the issuance of the $600,000 face amount of Senior Unsecured Notes in March 1999, the Operating Partnership entered into and settled forward treasury rate lock agreements. These agreements were settled at a cost of approximately $517, which is being amortized to interest expense over the terms of the respective tranches.

SCHEDULED PRINCIPAL PAYMENTS
Scheduled principal payments and related weighted average annual interest rates for the Operating Partnership's Senior Unsecured Notes (Note 8), revolving credit facilities (Note 9) and mortgages and loans payable as of September 30, 2000 are as follows:


                                                                                               WEIGHTED AVG.
                                         SCHEDULED           PRINCIPAL                       INTEREST RATE OF
YEAR                                   AMORTIZATION         MATURITIES          TOTAL      FUTURE REPAYMENTS (A)
---------------------------------------------------------------------------------------------------------------
October through December 2000             $  1,021          $     4,400     $     5,421              7.02%
2001                                         3,257                4,211           7,468              7.44%
2002                                         3,458                   --           3,458              8.20%
2003                                         3,518              456,577         460,095              7.37%
2004                                         2,332              309,863         312,195              7.34%
Thereafter                                     970              744,720         745,690              7.28%
===============================================================================================================

Totals/Weighted Average                   $ 14,556          $ 1,519,771     $ 1,534,327              7.32%
===============================================================================================================



(a) Assumes weighted average LIBOR at September 30, 2000 of 6.62 percent in calculating revolving credit facility and other variable rate debt interest rates.

Scheduled principal payments during the nine months ended September 30, 2000 and 1999 amounted to $2,288 and $2,621, respectively.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED
Cash paid for interest for the nine months ended September 30, 2000 and 1999 was $93,903 and $76,902, respectively. Interest capitalized by the Operating Partnership for the nine months ended September 30, 2000 and 1999 was $7,482 and $4,726, respectively.

SUMMARY OF INDEBTEDNESS
As of September 30, 2000, the Operating Partnership's total indebtedness of $1,534,327 (weighted average interest rate of 7.32 percent) was comprised of $296,661 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 7.41 percent) and fixed rate debt of $1,237,666 (weighted average rate of 7.24 percent).

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

COMMON STOCK
On August 6, 1998, the Board of Directors of the Corporation authorized a share repurchase program under which the Corporation was permitted to purchase up to $100,000 of the Corporation's outstanding common stock ("Repurchase Program"). Under the Repurchase Program, the Corporation purchased for constructive retirement 1,869,200 shares of its outstanding common stock for an aggregate cost of approximately $52,562 from August 1998 through December 1999. Subsequently on September 13, 2000, the Board of Directors authorized an increase to the Repurchase Program under which the Corporation is permitted to purchase up to an additional $150,000 of the Corporation's outstanding common stock above the $52,562 that had previously been purchased. Purchases could be made from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

Since the increase of the Repurchase Program, the Corporation purchased for constructive retirement 186,600 shares of its outstanding common stock for an aggregate cost of approximately $5,237 from September 25, 2000 through September 30, 2000.

Through September 30, 2000, under the Repurchase Program, the Corporation purchased for constructive retirement, a total of 2,055,800 shares of its outstanding common stock for an aggregate cost of approximately $57,799. Concurrent with these purchases, the Corporation sold to the Operating Partnership 2,055,800 common units for approximately $57,799.

Subsequent to quarter end through November 1, 2000, the Corporation purchased for constructive retirement 605,500 shares of its outstanding common stock for an aggregate cost of approximately $16,451 under the Repurchase Program.

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN
The Corporation filed a registration statement with the SEC for the Corporation's dividend reinvestment and stock purchase plan ("Plan") which was declared effective in February 1999. The Plan commenced on March 1, 1999.

During the year ended December 31, 1999, 1,082 shares were issued and proceeds of approximately $32 were received from stock purchases and/or dividend reinvestments under the Plan. The proceeds of the shares issued were contributed by the Corporation to the Operating Partnership in exchange for common units. The Corporation did not issue any shares under the Plan during the nine months ended September 30, 2000.

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

On June 27, 2000, the Corporation amended its shareholder rights plan to prevent the triggering of such plan as a result of the Merger Agreement.

STOCK OPTION PLANS
In September 2000, the Corporation established the 2000 Employee Stock Option Plan ("2000 Employee Plan") and the 2000 Director Stock Option Plan ("2000 Director Plan") under which a total of 2,700,000 shares (subject to adjustment) of the Corporation's common stock have been reserved for issuance (2,500,000 shares under the 2000 Employee Plan and 200,000 shares under the 2000 Director Plan. In 1994, and as subsequently amended, the Corporation established the Mack-Cali Employee Stock Option Plan ("Employee Plan") and the Mack-Cali Director Stock Option Plan ("Director Plan") under which a total of 5,380,188 shares (subject to adjustment) of the

Corporation's common stock have been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan). Stock options granted under the Employee Plan in 1994 and 1995 have become exercisable over a three-year period and those options granted under both the 2000
Employee Plan and Employee Plan in 1996, 1997, 1998, 1999 and 2000 become exercisable over a five-year period. All stock options granted under both the 2000 Director Plan and Director Plan become exercisable in one year. All options were granted at the fair market value at the dates of grant and have terms of ten years. As of September 30, 2000 and December 31, 1999, the stock options outstanding had a weighted average remaining contractual life of approximately 7.3 and 7.4 years, respectively.

Information regarding the Corporation's stock option plans is summarized below:


                                                                         Weighted
                                                        Shares            Average
                                                         Under           Exercise
                                                        Options            Price
-------------------------------------------------------------------------------------------
      Outstanding at January 1, 1999                  3,939,982           $33.22
      Granted                                           426,400           $25.23
      Exercised                                         (47,583)          $22.31
      Lapsed or canceled                               (591,648)          $36.92
-------------------------------------------------------------------------------------------
      Outstanding at December 31, 1999                3,727,151           $31.86
      Granted                                         1,003,900           $26.72
      Exercised                                        (104,693)          $20.93
      Lapsed or canceled                               (385,062)          $34.52
-------------------------------------------------------------------------------------------
      Outstanding at September 30, 2000               4,241,296           $30.67
===========================================================================================
      Options exercisable at December 31, 1999        1,724,920           $29.78
      Options exercisable at September 30, 2000       2,149,718           $31.24
-------------------------------------------------------------------------------------------
      Available for grant at December 31, 1999          662,878
      Available for grant at September 30, 2000       2,749,140
-------------------------------------------------------------------------------------------


STOCK WARRANTS
The Corporation has outstanding 380,000 warrants to purchase an equal number of shares of common stock ("Stock Warrants") at $33 per share (the market price at date of grant). Such warrants are all currently exercisable and expire on January 31, 2007.

The Corporation also has outstanding 389,976 Stock Warrants to purchase an equal number of shares of common stock at $38.75 per share (the market price at date of grant). Such warrants vest equally over a five-year period through December 31, 2001 and expire on December 12, 2007.

As of September 30, 2000 and December 31, 1999, there were a total of 769,976 and 914,976 Stock Warrants outstanding, respectively. As of September 30, 2000 and December 31, 1999, there were 613,985 and 585,989 Stock Warrants exercisable, respectively. During the nine months ended September 30, 2000 and 1999, 145,000 and no Stock Warrants were canceled, respectively. No Stock Warrants have been exercised through September 30, 2000.

STOCK COMPENSATION
In July 1999, the Corporation entered into amended and restated employment contracts with six of its then key executive officers which provided for, among other things, compensation in the form of stock awards and associated tax obligation payments. In addition, in December 1999, the Corporation granted stock awards to certain other officers of the Corporation. In connection with the stock awards (collectively, "Restricted Stock Awards"), the executive officers and certain other officers are to receive up to a total of 211,593 shares of the Corporation's common stock vesting over a five-year period contingent upon the Corporation meeting certain performance and/or stock price appreciation objectives. The Restricted Stock Awards provided to the executive officers and certain other officers were granted under the Employee Plan. Effective January 1, 2000, 31,737 shares of the Corporation's common stock were issued to the executive officers and certain other officers upon meeting the required objectives. Pursuant to the Cali Agreement, an aggregate of 38,649 shares of the Corporation's common stock were issued to Brant Cali and John R. Cali upon vesting of their remaining Restricted Stock Awards. For the nine months ended September 30, 2000, 5,100 unvested Restricted Stock Awards were canceled.

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

During 1999, 3,319 deferred stock units were earned. During the nine months ended September 30, 2000, 3,196 deferred stock units were earned.

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

The following information presents the Operating Partnership's results for the three and nine month periods ended September 30, 2000 and 1999 in accordance with FASB No. 128:


                                                                 Three Months Ended September 30,
                                                                2000                         1999
                                                       -------------------------------------------------------
                                                       Basic EPU    Diluted EPU     Basic EPU      Diluted EPU
--------------------------------------------------------------------------------------------------------------
Net income available to common unitholders              $22,745        $22,745        $37,072        $37,072
Add: Net income attributable to
         Operating Partnership - preferred units             --             --             --             --
--------------------------------------------------------------------------------------------------------------
Adjusted net income                                     $22,745        $22,745        $37,072        $37,072
==============================================================================================================

Weighted average units                                   66,729         66,914         66,893         67,113
--------------------------------------------------------------------------------------------------------------
Per Unit                                                $  0.34        $  0.34        $  0.55        $  0.55
==============================================================================================================


                                                                   Nine Months Ended September 30,
                                                                 2000                          1999
                                                        -------------------------------------------------------
                                                        Basic EPU    Diluted EPU      Basic EPU      Diluted EPU
                                                        ---------    -----------      ---------      -----------

Net income available to common unitholders              $171,794       $171,794       $ 95,468       $ 95,468
Add: Net income attributable to
          Operating Partnership - preferred units             --         11,562             --             --
--------------------------------------------------------------------------------------------------------------
Adjusted net income                                     $171,794       $183,356       $ 95,468       $ 95,468
==============================================================================================================

Weighted average units                                    66,595         73,276         67,025         67,294
--------------------------------------------------------------------------------------------------------------
Per Unit                                                $   2.58       $   2.50       $   1.42       $   1.42
==============================================================================================================

The following schedule reconciles the units used in the basic EPU calculation to the units used in the diluted EPU calculation:


                                                            Three Months                 Nine Months
                                                         Ended September 30,        Ended September 30,
                                                         2000         1999           2000          1999
--------------------------------------------------------------------------------------------------------------
Basic EPU Units:                                        66,729        66,893        66,595        67,025
     Add:   Operating Partnership - preferred units         --            --         6,504            --
            (after conversion to common units)
            Stock options                                  185           220           177           269
--------------------------------------------------------------------------------------------------------------
Diluted EPU Units:                                      66,914        67,113        73,276        67,294
==============================================================================================================

Contingent Units and Restricted Stock Awards outstanding in 2000 and 1999, if any, were not included in the computation of diluted EPU as such units were anti-dilutive during each of the periods. Preferred Units outstanding in 1999 and three months ended September 30, 2000 were not included in the 1999 and three months ended September 30, 2000 computation of diluted EPU as such units were anti-dilutive during the periods.

Pursuant to the Repurchase Program, during 1999, the Corporation purchased for constructive retirement 1,014,500 shares of its outstanding common stock for approximately $27,500. Additionally, during the nine months ended September 30, 2000, the Corporation purchased for constructive retirement 186,600 shares of its outstanding common stock for approximately $5,237. Concurrent with these purchases, the Corporation sold an equivalent number of common units to the Operating Partnership.


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

The quarterly distribution on each Preferred Unit is an amount equal to the greater of (i) $16.875 (representing 6.75 percent of the Preferred Unit stated value of $1,000 on an annualized basis) or (ii) the quarterly distribution attributable to a Preferred Unit determined as if such unit had been converted into common units, subject to adjustment for customary anti-dilution rights. Each of the Series A Preferred Units may be converted at any time into common units at a conversion price of $34.65 per unit, and, after the one year anniversary of the date of the Series A Preferred Units' initial issuance, common units received pursuant to such conversion may be redeemed into common stock. Each of the Series B Preferred Units may be converted at any time into common units at a conversion price of $34.65 per unit, and, after the three year anniversary of the date of the Series B Preferred Units' initial issuance, common units received pursuant to such conversion may be redeemed into common stock. Each of the common units are redeemable for an equal number of shares of common stock.

During 1999, 20,952 Series A Preferred Units were converted into 604,675 common units. During the nine months ended September 30, 2000, 6,180 Series A Preferred Units were converted into 178,355 common units.

As of September 30, 2000, there were 223,124 Series B Preferred Units outstanding (convertible into 6,439,366 common units). There were no Series A Preferred Units outstanding as of September 30, 2000.

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

During the nine months ended September 30, 2000, an aggregate of 340,103 common units were redeemed for an equivalent number of shares of common stock in the Corporation.

As of September 30, 2000, there were 7,991,963 common units outstanding.

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

On August 24, 2000, Morris V Realty L.L.C. and Morris VI Realty L.L.C. acquired land in which SJP Properties has a minority interest amounting to $1,925.

The Operating Partnership controls these operations and has consolidated the financial position and results of operations of partially-owned properties in the financial statements of the Operating Partnership. The equity interests of the other members are reflected as minority interests: partially-owned properties in the consolidated financial statements of the Operating Partnership.


14.   EMPLOYEE BENEFIT PLAN

All employees of the Corporation who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan (the "401(k) Plan"). The 401(k) Plan allows eligible employees to defer up to 15 percent of their annual compensation, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Corporation, at management's discretion, may match employee contributions and/or make discretionary contributions. Total expense recognized by the Operating Partnership for the nine months ended September 30, 2000 and 1999 was $300 and $0, respectively.

15.   COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS
  HARBORSIDE FINANCIAL CENTER
  Pursuant to an agreement with the City of Jersey City, New Jersey obtained by the former owner of the Harborside property in 1988 and assumed by the Operating Partnership as part of the acquisition of the property in November 1996, the Operating Partnership is required to make payments in lieu of property taxes ("PILOT") on its Harborside Plaza 2 and 3 properties. The agreement, which commenced in 1990, is for a term of 15 years. Such PILOT is equal to two percent of Total Project Costs, as defined, in year one and increases by $75 per annum through year fifteen. Total Project Costs, as defined, are $145,644. The PILOT totaled $2,002 and $1,955 for the nine months ended September 30, 2000 and 1999, respectively. The Operating Partnership has entered into a similar agreement with the City of Jersey City, New Jersey on its Harborside Plaza 4-A property which was placed in service in September 2000.

GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Operating Partnership is the lessee, as of September 30, 2000, are as follows:

YEAR                                                                   AMOUNT
------------------------------------------------------------------------------
October through December 2000                                         $   133
2001                                                                      531
2002                                                                      531
2003                                                                      531
2004                                                                      534
Thereafter                                                             22,532
------------------------------------------------------------------------------
Total                                                                 $24,792
==============================================================================

Ground lease expense incurred during the nine months ended September 30, 2000 and 1999 amounted to $427 and $392, respectively.

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

On June 27, 2000, pursuant to the Cali agreement, both Brant Cali and John R. Cali resigned their positions as officers of the Corporation and Brant Cali resigned as director of the Corporation ("Cali Agreement"). As required by Brant Cali and John R. Cali's amended and restated employment agreements, under the Cali Agreement: (i) the Corporation paid $2,820 and $2,806 (less applicable withholding) to Brant Cali and John R. Cali, respectively; and (ii) all options to acquire shares of the Corporation's common stock and Restricted Stock Awards held by Brant Cali and John R. Cali became fully vested on the effective date of their resignations from the Corporation. All costs associated with Brant Cali and John R. Cali's resignations are included in non-recurring charges for the nine months ended September 30, 2000.

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


17.   SEGMENT REPORTING

The Operating Partnership operates in one business segment - real estate. The Operating Partnership provides leasing, management, acquisition, development, construction and tenant-related services for its portfolio. The Operating Partnership does not have any foreign operations. The accounting policies of the segments are the same as those described in Note 2, excluding straight-line rent adjustments, depreciation and amortization and non-recurring charges.

The Operating Partnership evaluates performance based upon net operating income from the combined properties in the segment.

Selected results of operations for the three and nine month periods ended September 30, 2000 and 1999 and selected asset information as of September 30, 2000 and December 31, 1999 regarding the Operating Partnership's operating segment are as follows:


                                                          Total              Corporate &           Total
                                                         Segment              Other (e)    Operating Partnership
------------------------------------------------------------------------------------------------------------------
TOTAL CONTRACT REVENUES (A):
Three months ended:
     September 30, 2000                              $   137,920             $   1,978         $   139,898 (f)
     September 30, 1999                                  135,350                   594             135,944 (g)
Nine months ended:
     September 30, 2000                              $   418,178             $   4,998         $   423,176 (h)
     September 30, 1999                                  399,469                   961             400,430 (i)

TOTAL OPERATING AND INTEREST EXPENSES (B):
Three months ended:
     September 30, 2000                              $    48,365             $  27,149         $    75,514 (j)
     September 30, 1999                                   46,130                28,982              75,112 (k)
Nine months ended:
     September 30, 2000                              $   141,174             $  83,267         $   224,441 (l)
     September 30, 1999                                  133,853                86,097             219,950 (m)

NET OPERATING INCOME (C):
Three months ended:
     September 30, 2000                              $    89,555             $ (25,171)        $    64,384 (f) (j)
     September 30, 1999                                   89,220               (28,388)             60,832 (g) (k)
Nine months ended:
     September 30, 2000                              $   277,004             $ (78,269)        $   198,735 (h) (l)
     September 30, 1999                                  265,616               (85,136)            180,480 (i) (m)

TOTAL ASSETS:
     September 30, 2000                              $ 3,570,130             $  76,032         $ 3,646,162
     December 31, 1999                                 3,576,806                52,795           3,629,601

TOTAL LONG-LIVED ASSETS (D):
     September 30, 2000                              $ 3,480,555             $  46,942         $ 3,527,497
     December 31, 1999                                 3,510,285                30,318           3,540,603
===================================================================================================================

(a) Total contract revenues represent all revenues during the period (including the Operating Partnership's share of net income from unconsolidated joint ventures), excluding adjustments for straight-lining of rents and the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures. All interest income is excluded from segment amounts and is classified in Corporate & Other for all periods.
(b) Total operating and interest expenses represent the sum of real estate taxes, utilities, operating services, general and administrative and interest expense. All interest expense (including for property-level mortgages) is excluded from segment amounts and is classified in Corporate & Other for all periods.
(c) Net operating income represents total contract revenues [as defined in Note (a)] less total operating and interest expenses [as defined in Note
      (b)] for the period.
(d) Long-lived assets are comprised of total rental property, unbilled rents receivable and investments in unconsolidated joint ventures.
(e) Corporate & Other represents all corporate-level items (including interest and other investment income, interest expense and non-property general and administrative expense) as well as intercompany eliminations necessary to reconcile to consolidated Operating Partnership totals.
(f) Excludes $3,520 of adjustments for straight-lining of rents and ($36) for the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures.
(g) Excludes $2,921 of adjustments for straight-lining of rents and $155 for the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures.
(h) Excludes $9,056 of adjustments for straight-lining of rents and $18 for the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures.
(i) Excludes $10,343 of adjustments for straight-lining of rents and $111 for the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures.
(j) Excludes $23,320 of depreciation and amortization and non-recurring charges of $27,911.
(k)   Excludes $22,967 of depreciation and amortization.
(l) Excludes $68,447 of depreciation and amortization and non-recurring charges of $37,139.
(m) Excludes $67,401 of depreciation and amortization and non-recurring charges of $16,458.

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

The following comparisons for the three and nine month periods ended September 30, 2000 ("2000"), as compared to the three and nine month periods ended September 30, 1999 ("1999") make reference to the following: (i) the effect of the "Same-Store Properties," which represents all in-service properties owned by the Operating Partnership at June 30, 1999 (for the three-month period comparisons), and which represents all in-service properties owned by the Operating Partnership at December 31, 1998 (for the nine-month period comparisons), all such properties being owned by the Operating Partnership for the entirety of both periods being compared, (ii) the effect of the "Acquired Properties," which represents all properties acquired or placed in service by the Operating Partnership from July 1, 1999 through September 30, 2000 (for the three-month period comparisons), and which represents all properties acquired or placed in service by the Operating Partnership from January 1, 1999 through September 30, 2000 (for the nine-month period comparisons), and (iii) the effect of the "Dispositions," which represents the Operating Partnership's sales of rental property during the respective periods.

      THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED
                               SEPTEMBER 30, 1999


                                                  Quarter Ended
                                                   September 30,             Dollar       Percent
(IN THOUSANDS)                                 2000           1999           Change        Change
---------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                                  $ 123,600      $ 118,086      $   5,514          4.7%
Escalations and recoveries from tenants        13,763         14,829         (1,066)        (7.2)
Parking and other                               3,534          5,112         (1,578)       (30.9)
---------------------------------------------------------------------------------------------------
   Sub-total                                  140,897        138,027          2,870          2.1

Equity in earnings of
   unconsolidated joint ventures                2,194            834          1,360        163.1
Interest income                                   291            159            132         83.0
---------------------------------------------------------------------------------------------------
   Total revenues                             143,382        139,020          4,362          3.1
---------------------------------------------------------------------------------------------------

PROPERTY EXPENSES:
Real estate taxes                              15,732         14,849            883          5.9
Utilities                                      11,604         11,634            (30)        (0.3)
Operating services                             16,855         16,464            391          2.4
---------------------------------------------------------------------------------------------------
   Sub-total                                   44,191         42,947          1,244          2.9

General and administrative                      5,461          5,691           (230)        (4.0)
Depreciation and amortization                  23,320         22,967            353          1.5
Interest expense                               25,862         26,474           (612)        (2.3)
Non-recurring charges                          27,911             --         27,911           --
---------------------------------------------------------------------------------------------------
   Total expenses                             126,745         98,079         28,666         29.2
---------------------------------------------------------------------------------------------------

Income before gain on sales of
rental property                                16,637         40,941        (24,304)       (59.4)
Gain on sales of rental property               10,036             --         10,036         --
---------------------------------------------------------------------------------------------------

Net income                                     26,673         40,941        (14,268)       (34.9)
Preferred unit distributions                   (3,928)        (3,869)           (59)        (1.5)
---------------------------------------------------------------------------------------------------

Net income available to
   common unitholders                       $  22,745      $  37,072      $ (14,327)       (38.6)%
===================================================================================================

The following is a summary of the changes in revenue from rental operations and property expenses divided into Same-Store Properties, Acquired Properties, and Dispositions (in thousands):


                                              Total              Same-Store             Acquired
                                      Operating Partnership      Properties            Properties           Dispositions
                                      ---------------------      ----------            ----------           ------------
                                      Dollar      Percent     Dollar    Percent     Dollar    Percent     Dollar    Percent
                                      Change       Change     Change     Change     Change     Change     Change     Change
----------------------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                           $  5,514        4.7%   $  5,248        4.5%   $  5,941      5.0%  $ (5,675)      (4.8)%
Escalations and recoveries
   from tenants                        (1,066)      (7.2)        308        2.0         380      2.6     (1,754)     (11.8)
Parking and other                      (1,578)     (30.9)     (1,387)     (27.2)         54      1.1       (245)      (4.8)
----------------------------------------------------------------------------------------------------------------------------
   Totals                            $  2,870        2.1%   $  4,169        3.1%   $  6,375      4.6%  $ (7,674)      (5.6)%
============================================================================================================================

PROPERTY EXPENSES:
Real estate taxes                    $    883        5.9%   $    717        4.8%   $    678      4.5%  $   (512)      (3.4)%
Utilities                                 (30)      (0.3)         11        0.1         491      4.2       (532)      (4.6)
Operating services                        391        2.4         380        2.3         801      4.9       (790)      (4.8)
----------------------------------------------------------------------------------------------------------------------------
   Totals                            $  1,244        2.9%   $  1,108        2.6%   $  1,970      4.6%  $ (1,834)      (4.3)%
============================================================================================================================

OTHER DATA:
Number of Consolidated Properties         256                    243                     13                   6
Square feet (in thousands)             26,986                 25,523                  1,463               1,629


Base rents for the Same-Store Properties increased $5.2 million, or 4.5 percent, for 2000 as compared to 1999, due primarily to rental rate and portfolio occupancy increases in 2000. Escalations and recoveries from tenants for the Same-Store Properties increased $0.3 million, or 2.0 percent, for 2000 over 1999, due primarily to the recovery of an increased amount of total property expenses, as well as additional settle-up billings during the same period in 2000. Parking and other income for the Same-Store Properties decreased $1.4 million, or 27.2 percent, due primarily to fewer lease termination fees in 2000.

Real estate taxes on the Same-Store Properties increased $0.7 million, or 4.8 percent, for 2000 as compared to 1999, due primarily to property tax rate increases in certain municipalities in 2000. Utilities for the Same-Store Properties were relatively unchanged in 2000 as compared to 1999. Operating services for the Same-Store Properties increased $0.4 million, or 2.3 percent, due primarily to increased maintenance costs.

Equity in earnings of unconsolidated joint ventures increased $1.4 million, or
163.1 percent, in 2000 as compared to 1999. This is due primarily to properties developed by joint ventures being placed in service in 2000 (see Note 4 to the Financial Statements).

Interest income increased $0.1 million, or 83.0 percent, for 2000 as compared to 1999, due primarily to income from a mortgage receivable in 2000.

General and administrative expense decreased by $0.2 million, or 4.0 percent, for 2000 as compared to 1999. This decrease is due primarily to decreased payroll and related costs in 2000.

Depreciation and amortization increased by $0.4 million, or 1.5 percent, for 2000 over 1999. Of this increase, $1.0 million or 4.2 percent, is attributable to the Acquired Properties, and $0.6 million, or 2.4 percent, due to the Same-Store Properties, partially offset by a decrease of $1.2 million, or 5.1 percent, due to the Dispositions.

Interest expense decreased $0.6 million, or 2.3 percent, for 2000 as compared to 1999. This decrease is due primarily to the retirement of a mortgage in connection with the sale of 412 Mt. Kemble Avenue in June 2000.

Non-recurring charges of $27.9 million were incurred in 2000 as a result of costs associated with the termination of the Prentiss merger agreement (see Note 3 to the Financial Statements).

Income before gain on sales of rental property decreased to $16.6 million in 2000 from $40.9 million in 1999. The decrease of approximately $24.3 million is due to the factors discussed above.

Net income available to common unitholders decreased by $14.4 million, from $37.1 million in 1999 to $22.7 million in 2000. This decrease was a result of a decrease in income before gain on sales of rental property of $24.3 million and an increase in preferred unit distributions of $0.1 million. This was partially offset by gain on sales of rental property of $10.0 million in 2000.

       NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED
                               SEPTEMBER 30, 1999


                                                    Nine Months Ended
                                                       September 30,              Dollar             Percent
(IN THOUSANDS)                                   2000              1999           Change             Change
---------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                                  $ 367,270          $350,665          $16,605               4.7%
Escalations and recoveries from tenants        45,058            46,055             (997)             (2.2)
Parking and other                              12,984            12,073              911               7.5
---------------------------------------------------------------------------------------------------------------
   Sub-total                                  425,312           408,793           16,519               4.0

Equity in earnings of
   unconsolidated joint ventures                4,401             1,462            2,939             201.0
Interest income                                 2,537               629            1,908             303.3
---------------------------------------------------------------------------------------------------------------
   Total revenues                             432,250           410,884           21,366               5.2
---------------------------------------------------------------------------------------------------------------

PROPERTY EXPENSES:
Real estate taxes                              45,169            42,900            2,269               5.3
Utilities                                      31,997            31,055              942               3.0
Operating services                             51,419            50,980              439               0.9
---------------------------------------------------------------------------------------------------------------
   Sub-total                                  128,585           124,935            3,650               2.9

General and administrative                     16,733            19,222           (2,489)            (12.9)
Depreciation and amortization                  68,447            67,401            1,046               1.6
Interest expense                               79,123            75,793            3,330               4.4
Non-recurring charges                          37,139            16,458           20,681             125.7
---------------------------------------------------------------------------------------------------------------
   Total expenses                             330,027           303,809           26,218               8.6
---------------------------------------------------------------------------------------------------------------

Income before gain on sales
of rental property
   and minority interest                      102,223           107,075           (4,852)             (4.5)
Gain on sales of rental property               86,205                --           86,205                --
---------------------------------------------------------------------------------------------------------------

Income before minority interest               188,428           107,075           81,353              76.0
Minority interest in consolidated
   partially-owned properties                   5,072                --            5,072                --
---------------------------------------------------------------------------------------------------------------

Net income                                    183,356           107,075           76,281              71.2
Preferred unit distributions                  (11,562)          (11,607)              45               0.4
---------------------------------------------------------------------------------------------------------------


Net income available to
   common unitholders                       $ 171,794         $  95,468          $76,326              79.9%
===============================================================================================================

The following is a summary of the changes in revenue from rental operations and property expenses divided into Same-Store Properties, Acquired Properties and Dispositions (in thousands):


                                              Total           Same-Store           Acquired
                                      Operating Partnership   Properties          Properties         Dispositions
                                      ---------------------   ----------          ----------         ------------
                                         Dollar Percent     Dollar  Percent     Dollar  Percent     Dollar  Percent
                                         Change  Change     Change   Change     Change   Change     Change   Change
--------------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                             $ 16,605    4.7%    $11,728     3.3%   $ 14,577     4.2%  $ (9,700)  (2.8)%
Escalations and recoveries
   from tenants                            (997)  (2.2)        898     1.9         968     2.1     (2,863)  (6.2)
Parking and other                           911    7.5       1,253    10.3         116     1.0       (458)  (3.8)
------------------------------------------------------------------------------------------------------------------
   Totals                              $ 16,519    4.0%    $13,879     3.4%   $ 15,661     3.8%  $(13,021)  (3.2)%
==================================================================================================================

PROPERTY EXPENSES:
Real estate taxes                      $  2,269    5.3%    $ 1,601     3.7%   $  1,611     3.8%  $   (943)  (2.2)%
Utilities                                   942    3.0       1,044     3.3         957     3.1     (1,059)  (3.4)
Operating services                          439    0.9        (406)   (0.7)      2,313     4.5     (1,468)  (2.9)
------------------------------------------------------------------------------------------------------------------
   Totals                              $  3,650    2.9%    $ 2,239     1.8%   $  4,881     3.9%  $ (3,470)  (2.8)%
==================================================================================================================

OTHER DATA:
Number of Consolidated Properties           256                238                  18                  6
Square feet (in thousands)               26,986             25,205               1,781              1,629

Base rents for the Same-Store Properties increased $11.7 million, or 3.3 percent, for 2000 as compared to 1999, due primarily to rental rate and portfolio occupancy increases in 2000. Escalations and recoveries from tenants for the Same-Store Properties increased $0.9 million, or 1.9 percent, for 2000 over 1999, due primarily to the recovery of an increased amount of total property expenses, as well as additional settle-up billings in 2000. Parking and other income for the Same-Store Properties increased $1.3 million, or 10.3 percent, due primarily to increased lease termination fees in 2000.

Real estate taxes on the Same-Store Properties increased $1.6 million, or 3.7 percent, for 2000 as compared to 1999, due primarily to property tax rate increases in certain municipalities in 2000. Utilities for the Same-Store Properties increased $1.0 million, or 3.3 percent, for 2000 as compared to 1999, due primarily to increased usage in 2000. Operating services for the Same-Store Properties decreased $0.4 million, or 0.7 percent, due primarily to decreased property management payroll costs.

Equity in earnings of unconsolidated joint ventures increased $2.9 million, or
201.0 percent, in 2000 as compared to 1999. This is due primarily to properties developed by joint ventures being placed in service in 2000 (see Note 4 to the Financial Statements).

Interest income increased $1.9 million, or 303.3 percent, for 2000 as compared to 1999, due primarily to the effect of proceeds from the Dispositions in 2000 being invested in cash and cash equivalents as well as income from a mortgage receivable in 2000.

General and administrative expense decreased by $2.5 million, or 12.9 percent, for 2000 as compared to 1999. This decrease is due primarily to decreased payroll and related costs in 2000.

Depreciation and amortization increased by $1.0 million, or 1.6 percent, for 2000 over 1999. Of this increase, $2.5 million, or 3.8 percent, is attributable to the Acquired Properties and $1.5 million, or 2.3 percent, due to the Same-Store Properties, partially offset by a decrease of $3.0 million, or 4.5 percent, due to the Dispositions.

Interest expense increased $3.3 million, or 4.4 percent, for 2000 as compared to 1999. This increase is due primarily to the replacement in 1999 of short-term credit facility borrowings with long-term fixed rate unsecured notes. This was partially offset by the retirement of a mortgage in connection with the sale of 412 Kemble Avenue in June 2000.

Non-recurring charges of $37.1 million were incurred in 2000, as a result of costs associated with the termination of the Prentiss merger agreement (see Note 3 to the Financial Statements) in September 2000 and costs associated with the resignations of Brant Cali and John R. Cali (see Note 15 to the Financial Statements) in June 2000. Non-recurring charges of $16.5 million were incurred in 1999, as a result of the resignation of Thomas A. Rizk (see Note 15 to the Financial Statements).

Income before gain on sales of rental property and minority interest decreased to $102.2 million in 2000 from $107.1 million in 1999. The decrease of approximately $4.9 million is due to the factors discussed above.

Net income available to common unitholders increased by $76.3 million, from $95.5 million in 1999 to $171.8 million in 2000. This increase was a result of a gain on sales of rental property of $86.2 million in 2000 and a decrease in preferred unit distributions of $0.1 million. This was partially offset by a decrease in 2000 in income before gain on sales of rental property and minority interest of $4.9 million and an increase in 2000 in minority interests of $5.1 million.

LIQUIDITY AND CAPITAL RESOURCES

STATEMENT OF CASH FLOWS
During the nine months ended September 30, 2000, the Operating Partnership generated $128.2 million in cash flows from operating activities, and together with $551.6 million in borrowings from the Operating Partnership's revolving credit facilities, $281.2 million in proceeds from sales of rental property, $10.8 million in distributions received from unconsolidated joint ventures, $2.2 million in proceeds from stock options exercised and $0.6 million from restricted cash, used an aggregate of approximately $974.6 million to acquire properties and land parcels and pay for other tenant and building improvements totaling $224.8 million, repay outstanding borrowings on its revolving credit facilities and other mortgage debt of $507.7 million, pay quarterly dividends and distributions of $127.5 million, invest $12.7 million in unconsolidated joint ventures, distribute $88.7 million to minority interest in partially-owned properties, pay financing costs of $6.1 million, repurchase 186,600 shares of the Corporation's outstanding common stock for $5.2 million and increase the Operating Partnership's cash and cash equivalents by $1.9 million.

CAPITALIZATION
In September 2000, the Operating Partnership announced plans to implement a highly focused growth strategy geared to attractive opportunities in high-barrier-to-entry markets, including locations such as California, but primarily predicated on the Operating Partnership's strong presence in the Northeast region. Consistent with this strategy, the Operating Partnership plans to sell substantially all of its properties located in the Southwestern and Western regions, using such proceeds to invest in property acquisitions and development projects in its core Northeast markets, as well as fund stock repurchases and repay debt.

Consistent with its growth strategy, in October 2000, the Operating Partnership started construction of a 915,000 square-foot office property, to be known as Plaza 5, at its Harborside Financial Center office complex in Jersey City, Hudson County, New Jersey. The total cost of the project is estimated to be approximately $260 million and is anticipated to be completed in third quarter 2002. Additionally, in November, the Operating Partnership, through a joint venture with Columbia Development Corp., will start construction of a 575,000 square-foot office property, to be known as Plaza 10, on land owned by the joint venture located adjacent to the Operating Partnership's Harborside complex. The total cost of the project is estimated to be approximately $140 million and is anticipated to be completed in third quarter 2002. Prior to commencement of construction, the joint venture signed a 15-year lease with Charles Schwab for 300,000 square feet of Plaza 10, representing 52 percent of the project. The lease agreement obligates the Operating Partnership, among other things, to deliver space to the tenant by required timelines and offers expansion options, at the tenant's election, to additional space in Plaza 10, or, if not available, in any adjacent Harborside projects. Such options may obligate the Operating Partnership to construct an additional building at Harborside if vacant space is not available in any of its existing Harborside properties. Should the Operating Partnership be unable to or choose not to provide such expansion space, the Operating Partnership could be liable to Schwab for its actual damages, in no event to exceed $15.0 million. The Operating Partnership expects to finance its funding requirements under both Plazas 5 and 10 projects through drawing on its revolving credit facilities, construction financing, or through joint venture arrangements.

On August 6, 1998, the Board of Directors of the Corporation authorized a Repurchase Program under which the Corporation was permitted to purchase up to $100.0 million of the Corporation's outstanding common stock. Under the Repurchase Program, the Corporation purchased for constructive retirement 1,869,200 shares of its outstanding common stock for an aggregate cost of approximately $52.6 million from August 1998 through December 1999. Subsequently on September 13, 2000, the Board of Directors authorized an increase to the Repurchase Program under which the Corporation is permitted to purchase up to an additional $150.0 million of the Corporation's outstanding common stock above the $52.6 million that had previously been purchased. Purchases could be made from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

Through November 1, 2000, the Corporation purchased for constructive retirement 2,661,300 shares of its outstanding common stock for an aggregate cost of approximately $74.3 million under the Repurchase Program. The Corporation has authorization to repurchase up to an additional $128.3 million of its outstanding common stock under the Repurchase Program.

As of September 30, 2000, the Operating Partnership's total indebtedness of $1.5 billion (weighted average interest rate of 7.32 percent) was comprised of $296.7 million of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 7.41 percent) and fixed rate debt of $1.2 billion (weighted average rate of 7.24 percent).

As of September 30, 2000, the Operating Partnership had outstanding borrowings of $264.5 million under its revolving credit facilities (with aggregate borrowing capacity of $900.0 million). The total outstanding borrowings were from the 2000 Unsecured Facility, with no outstanding borrowings under the Prudential Facility. The interest rate on outstanding borrowings under the 2000 Unsecured Facility is currently LIBOR plus 80 basis points. The Operating Partnership may instead elect an interest rate representing the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points. In the event of a change in the Operating Partnership's unsecured debt rating, the interest rate will be changed on a sliding scale. The 2000 Unsecured Facility also requires a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears. Subject to certain conditions, the Operating Partnership has the ability to increase the borrowing capacity of the 2000 Unsecured Facility up to $1.0 billion. The 2000 Unsecured Facility matures in June 2003, with an extension option of one year, which would require a payment of 25 basis points of the then borrowing capacity of the credit line upon exercise. The Prudential Facility carries an interest rate of 110 basis points over LIBOR and matures in June 2001.

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

As of September 30, 2000, the Operating Partnership had 227 unencumbered properties, totaling 20.4 million square feet, representing 76.0 percent of the Operating Partnership's total portfolio on a square footage basis.

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

As of September 30, 2000, the Operating Partnership's total debt had a weighted average term to maturity of 4.7 years. The Operating Partnership does not intend to reserve funds to retire the Operating Partnership's unsecured corporate debt, Harborside mortgages, $150.0 Million Prudential Mortgage Loan, its other property mortgages or other long-term mortgages and loans payable upon maturity. Instead, the Operating Partnership will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities. The Operating Partnership is reviewing various refinancing options, including the issuance of additional unsecured corporate debt, preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during 2000. The Operating Partnership anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Operating Partnership's capital and liquidity needs both in the short and long-term. However, if these sources of funds are insufficient or unavailable, the Operating Partnership's ability to make the expected distributions discussed below may be adversely affected.

To maintain its qualification as a REIT, the Corporation must make annual distributions to its stockholders of at least 95 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. The Corporation currently relies on the distributions it receives from the Operating Partnership to make distributions to its stockholders. Moreover, the Operating Partnership intends to continue to make regular quarterly distributions to its unitholders which, based upon current policy, in the aggregate would equal approximately $161.4 million on an annualized basis. However, any such distribution, would only be paid out of available cash after meeting operating requirements, scheduled debt service on mortgages and loans payable, and preferred unit distributions.

SIGNIFICANT TENANTS

The following table sets forth a schedule of the Operating Partnership's 20 largest tenants for the Consolidated Properties as of September 30, 2000, based upon annualized base rents:


                                                                     Percentage of                    Percentage of
                                                 Annualized      Operating Partnership   Square           Total            Year of
                                  Number of      Base Rental        Annualized Base       Feet    Operating Partnership     Lease
                                 Properties    Revenue ($)(1)      Rental Revenue(%)     Leased    Leased Sq. Ft. (%)    Expiration
------------------------------------------------------------------------------------------------------------------------------------
Donaldson, Lufkin &
  Jenrette Securities Corp.          1             8,316,096             1.7             271,953         1.1              2011
AT&T Wireless Services               2             8,199,960             1.7             382,030         1.5              2007 (2)
AT&T Corporation                     3             8,030,828             1.7             516,546         2.0              2009 (3)
Keystone Mercy Health Plan           3             7,429,219             1.6             325,843         1.3              2015 (4)
IBM Corporation                      4             7,028,473             1.5             362,753         1.4              2007 (5)
Prentice-Hall Inc.                   1             6,744,495             1.4             474,801         1.9              2014
Allstate Insurance Company           9             5,863,006             1.2             270,154         1.0              2009 (6)
Nabisco Inc.                         3             5,694,073             1.2             310,243         1.2              2005 (7)
Toys 'R' Us - NJ, Inc.               1             5,342,672             1.1             242,518         0.9              2012
Waterhouse Securities, Inc.          1             5,253,555             1.1             184,222         0.7              2015
American Institute of Certified
  Public Accountants                 1             4,981,357             1.0             249,768         1.0              2012
Board of Gov./Federal Reserve        1             4,705,391             1.0             117,008         0.5              2009 (8)
Dean Witter Trust Company            1             4,319,507             0.9             221,019         0.9              2008
Winston & Strawn                     1             4,302,008             0.9             108,100         0.4              2003
CMP Media Inc.                       1             4,206,598             0.9             206,274         0.8              2014
KPMG Peat Marwick, LLP               2             3,824,080             0.8             161,760         0.6              2007 (9)
Move.com Operations, Inc.            1             3,701,763             0.8              94,917         0.4              2006
Bank of Tokyo - Mitsubishi Ltd.      1             3,378,924             0.7             137,076         0.5              2009
Bankers Trust Harborside Inc.        1             3,272,500             0.7             385,000         1.5              2003
Cendant Operations Inc.              1             3,117,051             0.7             148,431         0.6              2008
------------------------------------------------------------------------------------------------------------------------------------
Totals                                           107,711,556            22.6           5,170,416        20.2
====================================================================================================================================

(1) Annualized base rental revenue is based on actual September 2000 billings times 12. For leases whose rent commences after October 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(2) 12,150 square feet expire September 2004; 345,799 square feet expire March 2007; 24,081 square feet expire June 2007.
(3) 66,268 square feet expire December 2000; 63,278 square feet expire May 2004; 387,000 square feet expire January 2009.
(4)   22,694 square feet expire January 2003; 303,149 square feet expire April
      2015.
(5) 1,065 square feet expire November 2000; 28,289 square feet expire January 2002; 85,000 square feet expire December 2005; 248,399 square feet expire December 2007.
(6) 22,444 square feet expire July 2001; 47,364 square feet expire September 2002; 18,882 square feet expire April 2003; 2,867 square feet expire January 2004; 36,305 square feet expire January 2005; 23,024 square feet expire October 2005; 6,108 square feet expire August 2006; 70,517 square feet expire June 2007; 31,143 square feet expire April 2008; 11,500 square feet expire April 2009.
(7) 9,865 square feet expire September 2001; 300,378 square feet expire December 2005.
(8)   94,719 square feet expire May 2005; 22,289 square feet expire July 2009.
(9) 104,556 square feet expire September 2002; 57,204 square feet expire July 2007.

SCHEDULE OF LEASE EXPIRATIONS

The following table sets forth a schedule of the lease expirations for the total of the Operating Partnership's office, office/flex, industrial/warehouse and stand-alone retail properties, included in the Consolidated Properties, beginning October 1, 2000, assuming that none of the tenants exercise renewal options:


                                                                                           Average Annual
                                                    Percentage Of                           Rent Per Net
                                 Net Rentable       Total Leased         Annualized           Rentable          Percentage Of
                                 Area Subject        Square Feet         Base Rental         Square Foot         Annual Base
                  Number Of       To Expiring      Represented By       Revenue Under        Represented         Rent Under
Year Of            Leases           Leases            Expiring            Expiring           By Expiring          Expiring
Expiration       Expiring(1)       (Sq. Ft.)       Leases (%)(2)       Leases ($)(3)         Leases($)           Leases(%)
------------------------------------------------------------------------------------------------------------------------------
2000..........        148           894,766            3.5                15,187,953            16.97                3.2

2001..........        509         2,676,232           10.4                42,714,473            15.96                8.9

2002..........        526         3,476,104           13.6                60,234,599            17.33               12.6

2003..........        479         3,845,066           15.0                66,571,285            17.31               14.0

2004..........        338         2,344,632            9.1                44,880,367            19.14                9.4

2005..........        313         3,061,998           11.9                60,416,528            19.73               12.7

2006..........        124         1,562,751            6.1                32,853,037            21.02                6.9

2007..........         70         1,552,681            6.1                32,440,045            20.89                6.8

2008..........         42         1,100,853            4.3                18,528,030            16.83                3.9

2009..........         36         1,127,196            4.4                21,791,717            19.33                4.6

2010..........         71         1,080,376            4.2                21,925,633            20.29                4.6

2011 and thereafter    58         2,935,854           11.4                58,980,091            20.09               12.4
------------------------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average           2,714        25,658,509          100.0               476,523,758            18.57              100.0
==============================================================================================================================

(1) Includes office, office/flex, industrial/warehouse and stand-alone retail property tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.
(2)  Excludes all unleased space as of September 30, 2000.
(3) Annualized base rental revenue is based on actual September 2000 billings times 12. For leases whose rent commences after October 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(4) Reconciliation to Operating Partnership's total net rentable square footage is as follows:


                                                                           Square Feet       Percentage of Total
                                                                           -----------       -------------------

Square footage leased to commercial tenants                                 25,658,509              95.1%
Square footage used for corporate offices, management offices, building use, retail tenants, food services, other ancillary
  service tenants and occupancy adjustments                                    427,751               1.6
Square footage unleased                                                        900,096               3.3
                                                                           -----------         ---------
Total net rentable square footage (does not include
  residential, land lease, retail or not-in-service properties)             26,986,356             100.0%
                                                                            ==========         ==========

SCHEDULE OF LEASE EXPIRATIONS: OFFICE PROPERTIES

The following table sets forth a schedule of the lease expirations for the office properties beginning October 1, 2000, assuming that none of the tenants exercise renewal options:


                                                                                           Average Annual
                                                  Percentage Of                             Rent Per Net
                                Net Rentable      Total Leased           Annualized           Rentable          Percentage Of
                               Area Subject        Square Feet           Base Rental         Square Foot         Annual Base
                  Number Of      To Expiring     Represented By         Revenue Under        Represented         Rent Under
Year Of            Leases          Leases           Expiring              Expiring           By Expiring          Expiring
Expiration       Expiring(1)      (Sq. Ft.)        Leases(%)(2)          Leases($)(3)         Leases($)           Leases(%)
-------------------------------------------------------------------------------------------------------------------------------
2000..........        115           666,211              3.2              12,422,310            18.65               2.9

2001..........        425         2,052,625              9.7              36,358,740            17.71               8.5

2002..........        420         2,597,727             12.3              51,074,486            19.66              12.0

2003..........        399         3,198,170             15.1              60,219,181            18.83              14.2

2004..........        286         1,815,421              8.6              38,790,477            21.37               9.1

2005..........        259         2,600,424             12.3              54,815,528            21.08              12.9

2006..........        105         1,285,488              6.1              28,350,841            22.05               6.7

2007..........         62         1,417,250              6.7              30,468,811            21.50               7.2

2008..........         37           933,806              4.4              17,378,500            18.61               4.1

2009..........         26           996,136              4.7              19,963,197            20.04               4.7

2010..........         53           855,944              4.1              18,703,411            21.85               4.4

2011 and thereafter    51         2,714,830             12.8              56,415,731            20.78              13.3
-------------------------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average           2,238        21,134,032            100.0             424,961,213            20.11             100.0
===============================================================================================================================

(1) Includes office tenants only. Excludes leases for amenity, retail, parking and month-to-month office tenants. Some tenants have multiple leases.
(2)  Excludes all unleased space as of September 30, 2000.
(3) Annualized base rental revenue is based on actual September 2000 billings times 12. For leases whose rent commences after October 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: OFFICE/FLEX PROPERTIES

The following table sets forth a schedule of the lease expirations for the office/flex properties beginning October 1, 2000, assuming that none of the tenants exercise renewal options:



                                                                                           Average Annual
                                                    Percentage Of                           Rent Per Net
                                 Net Rentable       Total Leased         Annualized           Rentable          Percentage Of
                                 Area Subject        Square Feet         Base Rental         Square Foot         Annual Base
                  Number Of       To Expiring      Represented By       Revenue Under        Represented         Rent Under
Year Of            Leases           Leases            Expiring            Expiring           By Expiring          Expiring
Expiration       Expiring(1)      (Sq. Ft.)         Leases(%)(2)        Leases($)(3)          Leases($)           Leases(%)
------------------------------------------------------------------------------------------------------------------------------
2000..........         30           227,220              5.5               2,748,747            12.10               5.8

2001..........         81           614,160             14.9               6,263,456            10.20              13.2

2002..........        104           831,937             20.2               8,659,361            10.41              18.3

2003..........         76           548,922             13.3               5,850,986            10.66              12.3

2004..........         41           319,791              7.7               3,597,398            11.25               7.6

2005..........         51           448,420             10.9               5,419,124            12.08              11.4

2006..........         19           277,263              6.7               4,502,196            16.24               9.5

2007..........          8           135,431              3.3               1,971,234            14.56               4.2

2008..........          5           167,047              4.0               1,149,530             6.88               2.4

2009..........          9           119,260              2.9               1,722,320            14.44               3.6

2010..........         18           224,432              5.4               3,222,222            14.36               6.8

2011 and thereafter     6           213,024              5.2               2,299,360            10.79               4.9
------------------------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average             448         4,126,907            100.0              47,405,934            11.49             100.0
==============================================================================================================================

(1) Includes office/flex tenants only. Excludes leases for amenity, retail, parking and month-to-month office/flex tenants. Some tenants have multiple leases.
(2)  Excludes all unleased space as of September 30, 2000.
(3) Annualized base rental revenue is based on actual September 2000 billings times 12. For leases whose rent commences after October 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: INDUSTRIAL/WAREHOUSE PROPERTIES

The following table sets forth a schedule of the lease expirations for the industrial/warehouse properties beginning October 1, 2000, assuming that none of the tenants exercise renewal options:



                                                                                           Average Annual
                                                    Percentage Of                           Rent Per Net
                                 Net Rentable       Total Leased         Annualized           Rentable        Percentage Of
                                 Area Subject        Square Feet         Base Rental         Square Foot       Annual Base
                  Number Of       To Expiring      Represented By       Revenue Under        Represented       Rent Under
Year Of            Leases           Leases            Expiring            Expiring           By Expiring        Expiring
Expiration        Expiring(1)      (Sq. Ft.)          Leases(%)(2)        Leases($)(3)         Leases($)         Leases(%)
----------------------------------------------------------------------------------------------------------------------------
2000..........          3             1,335              0.3                  16,896            12.66               0.5

2001..........          3             9,447              2.5                  92,277             9.77               2.5

2002..........          2            46,440             12.2                 500,752            10.78              13.5

2003..........          4            97,974             25.8                 501,118             5.11              13.6

2004..........         10           200,120             52.6               2,297,492            11.48              62.1

2005..........          3            13,154              3.5                 181,876            13.83               4.9

2009..........          1            11,800              3.1                 106,200             9.00               2.9
----------------------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average              26           380,270            100.0               3,696,611             9.72             100.0
============================================================================================================================

(1) Includes industrial/warehouse tenants only. Excludes leases for amenity, retail, parking and month-to-month industrial/warehouse tenants. Some tenants have multiple leases.
(2)  Excludes all unleased space as of September 30, 2000.
(3) Annualized base rental revenue is based on actual September 2000 billings times 12. For leases whose rent commences after October 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, the historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: STAND-ALONE RETAIL PROPERTIES

The following table sets forth a schedule of the lease expirations for the stand-alone retail properties beginning October 1, 2000, assuming that none of the tenants exercise renewal options:


                                                                                           Average Annual
                                                    Percentage Of                           Rent Per Net
                                 Net Rentable       Total Leased         Annualized           Rentable        Percentage Of
                                 Area Subject        Square Feet         Base Rental         Square Foot       Annual Base
                  Number Of       To Expiring      Represented By       Revenue Under        Represented       Rent Under
Year Of            Leases           Leases            Expiring            Expiring           By Expiring        Expiring
Expiration        Expiring(1)      (Sq. Ft.)          Leases(%)           Leases($)(2)         Leases($)        Leases(%)
-----------------------------------------------------------------------------------------------------------------------------
2004..........          1             9,300             53.8                 195,000            20.97              42.4

2012 .........          1             8,000             46.2                 265,000            33.12              57.6
-----------------------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average               2            17,300            100.0                 460,000            26.59             100.0
=============================================================================================================================

(1)  Includes stand-alone retail property tenants only.
(2) Annualized base rental revenue is based on actual September 2000 billings times 12. For leases whose rent commences after October 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

INDUSTRY DIVERSIFICATION

The following table lists the Operating Partnership's 30 largest industry classifications based on annualized contractual base rent of the Consolidated
Properties:


                                                                                                                     Percentage of
                                                           Annualized         Percentage of                         Total Operating
                                                           Base Rental    Operating Partnership      Square           Partnership
                                                             Revenue         Annualized Base          Feet              Leased
Industry Classification(3)                                 ($)(1)(2)        Rental Revenue(%)        Leased            Sq. Ft.(%)
------------------------------------------------------------------------------------------------------------------------------------
Securities, Commodity Contracts & Other Financial           55,729,695            11.7              2,432,166             9.5
Manufacturing                                               45,708,719             9.6              2,783,481            10.8
Computer System Design Svcs.                                33,084,068             6.9              1,741,300             6.8
Telecommunications                                          33,039,867             6.9              1,916,338             7.5
Insurance Carriers & Related Activities                     32,862,919             6.9              1,691,347             6.6
Legal Services                                              28,284,033             5.9              1,290,600             5.0
Credit Intermediation & Related Activities                  22,207,798             4.7              1,292,770             5.0
Health Care & Social Assistance                             21,182,902             4.4              1,092,651             4.3
Wholesale Trade                                             17,242,929             3.6              1,258,651             4.9
Accounting/Tax Prep.                                        16,003,515             3.4                756,209             2.9
Other Professional                                          14,220,519             3.0                854,137             3.3
Retail Trade                                                14,065,403             3.0                835,520             3.3
Information Services                                        13,351,863             2.8                620,886             2.4
Publishing Industries                                       12,477,476             2.6                554,908             2.2
Arts, Entertainment & Recreation                            11,127,747             2.3                762,687             3.0
Public Administration                                       10,342,969             2.2                364,158             1.4
Transportation                                               8,942,683             1.9                681,303             2.7
Other Services (except Public Administration)                8,884,731             1.9                692,497             2.7
Advertising/Related Services                                 8,834,682             1.8                416,075             1.6
Real Estate & Rental & Leasing                               8,071,699             1.7                406,442             1.6
Management/Scientific                                        7,619,815             1.6                383,322             1.5
Management of Companies & Finance                            7,004,618             1.5                358,259             1.4
Architectural/Engineering                                    6,719,221             1.4                350,015             1.4
Scientific Research/Development                              6,314,351             1.3                361,423             1.4
Data Processing Services                                     6,089,948             1.3                279,577             1.1
Construction                                                 4,673,760             1.0                261,426             1.0
Educational Services                                         3,738,237             0.8                210,296             0.8
Utilities                                                    3,709,825             0.8                181,388             0.7
Specialized Design Services                                  3,444,366             0.7                163,686             0.6
Admin. & Support, Waste Mgt. & Remediation Svc.              3,423,484             0.7                226,448             0.9
Other                                                        8,119,916             1.7                438,543             1.7
------------------------------------------------------------------------------------------------------------------------------------
Totals                                                     476,523,758           100.0             25,658,509           100.0
====================================================================================================================================

(1) Annualized base rental revenue is based on actual September 2000 billings times 12. For leases whose rent commences after October 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(2) Includes office, office/flex, industrial/warehouse and stand-alone retail tenants only. Excludes leases for amenity, retail, parking and month-to-month office tenants. Some tenants have multiple leases.
(3) The Operating Partnership's tenants are classified according to the U.S. Government's new North American Industrial Classification System (NAICS) which has replaced the Standard Industrial Code (SIC) system.

MARKET DIVERSIFICATION

The following table lists the Operating Partnership's 25 largest markets (MSAs), based on annualized contractual base rent of the Consolidated Properties:


                                                           Annualized         Percentage of
                                                           Base Rental    Operating Partnership       Total
                                                             Revenue         Annualized Base      Property Size      Percentage of
Market (MSA)                                               ($)(1)(2)        Rental Revenue(%)     Rentable Area     Rentable Area(%)
------------------------------------------------------------------------------------------------------------------------------------
Bergen-Passaic, NJ                                          82,647,106            17.4              4,530,091            16.8
New York, NY (Westchester-Rockland Counties)                79,852,486            16.8              4,696,178            17.4
Newark, NJ (Essex-Morris-Union Counties)                    72,472,482            15.2              3,444,598            12.8
Jersey City, NJ                                             42,369,281             8.9              2,094,470             7.8
Philadelphia, PA-NJ                                         38,159,668             8.0              2,710,346            10.0
Washington, DC-MD-VA                                        18,961,873             4.0                616,549             2.3
Denver, CO                                                  17,158,536             3.6              1,007,931             3.7
Middlesex-Somerset-Hunterdon, NJ                            14,943,187             3.1                791,051             2.9
Dallas, TX                                                  14,887,035             3.1                959,463             3.6
Trenton, NJ (Mercer County)                                 12,175,360             2.6                672,365             2.5
San Francisco, CA                                           12,137,821             2.5                450,891             1.7
San Antonio, TX                                             11,882,673             2.5                940,302             3.5
Stamford-Norwalk, CT                                         9,254,783             1.9                527,250             1.9
Houston, TX                                                  8,761,211             1.8                700,008             2.6
Monmouth-Ocean, NJ                                           7,272,457             1.5                577,423             2.1
Nassau-Suffolk, NY                                           5,762,698             1.2                261,849             1.0
Phoenix-Mesa, AZ                                             5,535,201             1.2                416,967             1.5
Tampa-St. Petersburg-Clearwater, FL                          3,645,220             0.8                297,429             1.1
Boulder-Longmont, CO                                         3,600,741             0.8                270,421             1.0
Bridgeport, CT                                               3,260,251             0.7                145,487             0.5
Omaha, NE-IA                                                 3,050,207             0.6                319,535             1.2
Colorado Springs, CO                                         2,810,124             0.6                209,987             0.8
Dutchess County, NY                                          2,217,687             0.5                118,727             0.4
Atlantic-Cape May, NJ                                        1,464,090             0.3                 80,344             0.3
Fort Worth-Arlington, TX                                     1,102,116             0.2                 74,429             0.3
Other                                                        1,139,464             0.2                 72,265             0.3
------------------------------------------------------------------------------------------------------------------------------------
Totals                                                     476,523,758           100.0             26,986,356           100.0
====================================================================================================================================

(1) Annualized base rental revenue is based on actual September 2000 billings times 12. For leases whose rent commences after October 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(2) Includes office, office/flex, industrial/warehouse and stand-alone retail tenants only. Excludes leases for amenity, retail, parking and month-to-month office tenants. Some tenants have multiple leases.

                                PROPERTY LISTING

                                OFFICE PROPERTIES


                                                                                            PERCENTAGE OF
                                                                  PERCENTAGE                 TOTAL OFFICE,
                                                         NET       LEASED      ANNUAL        OFFICE/FLEX,          AVERAGE
                                                       RENTABLE    AS OF       BASE         AND INDUSTRIAL/       BASE RENT
PROPERTY                                      YEAR      AREA       9/30/00      RENT          WAREHOUSE          PER SQ. FT.
LOCATION                                      BUILT    (SQ. FT.)   (%)(1)    ($000'S)(2)     BASE RENT(%)         ($)(3)(5)
------------------------------------------------------------------------------------------------------------------------------
ATLANTIC COUNTY, NEW JERSEY
EGG HARBOR
100 Decadon Drive...........................   1987     40,422      100.0         784          0.16               19.40
200 Decadon Drive...........................   1991     39,922       95.3         732          0.15               19.24

BERGEN COUNTY, NEW JERSEY
FAIR LAWN
17-17 Route 208 North.......................   1987    143,000       96.0       3,476          0.70               25.32

FORT LEE
One Bridge Plaza............................   1981    200,000       92.9       4,711          0.95               25.36
2115 Linwood Avenue.........................   1981     68,000       99.7         947          0.19               13.97

LITTLE FERRY
200 Riser Road..............................   1974    286,628      100.0       1,885          0.38                6.58

MONTVALE
95 Chestnut Ridge Road......................   1975     47,700      100.0         570          0.12               11.95
135 Chestnut Ridge Road.....................   1981     66,150       99.7         801          0.16               12.15

PARAMUS
15 East Midland Avenue......................   1988    259,823      100.0       6,636          1.34               25.54
461 From Road...............................   1988    253,554       99.8       6,028          1.22               23.82
650 From Road...............................   1978    348,510      100.0       7,485          1.52               21.48
140 Ridgewood Avenue........................   1981    239,680      100.0       5,212          1.06               21.75
61 South Paramus Avenue.....................   1985    269,191      100.0       5,953          1.21               22.11

ROCHELLE PARK
120 Passaic Street..........................   1972     52,000       99.6         750          0.15               14.48
365 West Passaic Street.....................   1976    212,578       92.4       3,802          0.77               19.36

UPPER SADDLE RIVER
1 Lake Street...............................1973/94    474,801      100.0       7,466          1.51               15.72
10 Mountainview Road........................   1986    192,000      100.0       3,877          0.78               20.19

WOODCLIFF LAKE
400 Chestnut Ridge Road.....................   1982     89,200      100.0       2,130          0.43               23.88
470 Chestnut Ridge Road.....................   1987     52,500      100.0       1,192          0.24               22.70
530 Chestnut Ridge Road.....................   1986     57,204      100.0       1,166          0.24               20.38
50 Tice Boulevard...........................   1984    235,000      100.0       4,744          0.96               20.19
300 Tice Boulevard..........................   1991    230,000      100.0       5,014          1.02               21.80

BURLINGTON COUNTY, NEW JERSEY
MOORESTOWN
224 Strawbridge Drive.......................   1984     74,000       98.1       1,261          0.26               17.37
228 Strawbridge Drive.......................   1984     74,000      100.0       1,434          0.29               19.38

ESSEX COUNTY, NEW JERSEY
MILLBURN
150 J.F. Kennedy Parkway....................   1980    247,476      100.0       5,860          1.19               23.68

ROSELAND
101 Eisenhower Parkway......................   1980    237,000       95.1       4,158          0.84               18.45
103 Eisenhower Parkway......................   1985    151,545      100.0       3,295          0.67               21.74

HUDSON COUNTY, NEW JERSEY
JERSEY CITY
95 Christopher Columbus Drive (7)...........   1989        n/a        n/a       7,000          1.42                n/a
Harborside Financial Center Plaza 1.........   1983    400,000       99.0       3,311          0.67                8.36
Harborside Financial Center Plaza 2.........   1990    761,200      100.0      18,228          3.69               23.95
Harborside Financial Center Plaza 3.........   1990    725,600      100.0      17,375          3.52               23.95
Harborside Financial Center Plaza 4-A (4)...   2000    207,670       88.7       3,306          0.67               31.49(8)

SEE FOOTNOTES ON PAGE 59.

                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)


                                                                                PERCENTAGE OF
                                                       PERCENTAGE               TOTAL OFFICE,
                                             NET        LEASED     ANNUAL        OFFICE/FLEX,          AVERAGE
                                            RENTABLE     AS OF      BASE        AND INDUSTRIAL/       BASE RENT
PROPERTY                          YEAR       AREA       9/30/00     RENT         WAREHOUSE          PER SQ. FT.
LOCATION                          BUILT    (SQ. FT.)    (%)(1)   ($000'S)(2)    BASE RENT(%)         ($)(3)(5)
-----------------------------------------------------------------------------------------------------------------
MERCER COUNTY, NEW JERSEY
PRINCETON
400 Alexander Road (6)...........   1987        n/a        n/a         148          0.03                 n/a
103 Carnegie Center..............   1984     96,000      100.0       2,286          0.46               23.81
100 Overlook Center .............   1988    149,600       68.6       3,659          0.74               35.65
5 Vaughn Drive...................   1987     98,500      100.0       2,297          0.47               23.32

MIDDLESEX COUNTY, NEW JERSEY
EAST BRUNSWICK
377 Summerhill Road..............   1977     40,000      100.0         374          0.08                9.33

PLAINSBORO
500 College Road East............   1984    158,235      100.0       3,402          0.69               21.50

SOUTH BRUNSWICK
3 Independence Way...............   1983    111,300      100.0       2,186          0.44               19.64

WOODBRIDGE
581 Main Street..................   1991    200,000      100.0       4,645          0.94               23.23

MONMOUTH COUNTY, NEW JERSEY
NEPTUNE
3600 Route 66....................   1989    180,000      100.0       2,413          0.49               13.41

WALL TOWNSHIP
1305 Campus Parkway..............   1988     23,350       76.1         486          0.10               27.35
1350 Campus Parkway..............   1990     79,747       99.9       1,358          0.27               17.05

MORRIS COUNTY, NEW JERSEY
FLORHAM PARK
325 Columbia Turnpike............   1987    168,144      100.0       4,119          0.83               24.50

MORRIS PLAINS
201 Littleton Road...............   1979     88,369      100.0       1,831          0.37               20.72
250 Johnson Road.................   1977     75,000      100.0       1,174          0.24               15.65

MORRIS TOWNSHIP
340 Mt. Kemble Avenue............   1985    387,000      100.0       5,529          1.12               14.29
412 Mt. Kemble Avenue (7)........   1986        n/a        n/a       4,755          0.96                 n/a

PARSIPPANY
7 Campus Drive...................   1982    154,395      100.0       2,553          0.52               16.54
8 Campus Drive ..................   1987    215,265      100.0       5,365          1.09               24.92
2 Dryden Way.....................   1990      6,216      100.0          68          0.01               10.94
4 Gatehall Drive (4).............   1988    248,480       92.3       5,819          1.18               25.37
2 Hilton Court...................   1991    181,592       99.7       4,633          0.94               25.59
600 Parsippany Road..............   1978     96,000      100.0       1,446          0.29               15.06
1 Sylvan Way.....................   1989    150,557      100.0       3,519          0.71               23.37
5 Sylvan Way.....................   1989    151,383      100.0       3,448          0.70               22.78
7 Sylvan Way.....................   1987    145,983      100.0       2,920          0.59               20.00

PASSAIC COUNTY, NEW JERSEY
CLIFTON
777 Passaic Avenue...............   1983     75,000       70.1         966          0.21               18.37

TOTOWA
999 Riverview Drive..............   1988     56,066      100.0         948          0.19               16.91

WAYNE
201 Willowbrook Boulevard........   1970    178,329       99.0       2,422          0.49               13.72

SEE FOOTNOTES ON PAGE 59.

                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)


                                                                                PERCENTAGE OF
                                                       PERCENTAGE               TOTAL OFFICE,
                                             NET        LEASED     ANNUAL        OFFICE/FLEX,          AVERAGE
                                            RENTABLE     AS OF      BASE        AND INDUSTRIAL/       BASE RENT
PROPERTY                          YEAR       AREA       9/30/00     RENT         WAREHOUSE          PER SQ. FT.
LOCATION                          BUILT    (SQ. FT.)    (%)(1)   ($000'S)(2)    BASE RENT(%)         ($)(3)(5)
-----------------------------------------------------------------------------------------------------------------
SOMERSET COUNTY, NEW JERSEY
BASKING RIDGE
222 Mt. Airy Road................   1986     49,000      100.0         744          0.15               15.18
233 Mt. Airy Road................   1987     66,000      100.0         762          0.15               11.55

BERNARDS TOWNSHIP
106 Allen Road (4)...............   2000    132,010       72.5         960          0.19               25.31(8)

BRIDGEWATER
721 Route 202/206................   1989    192,741      100.0       4,152          0.84               21.54

UNION COUNTY, NEW JERSEY
CLARK
100 Walnut Avenue................   1985    182,555      100.0       4,617          0.93               25.29

CRANFORD
6 Commerce Drive.................   1973     56,000       90.3         954          0.19               18.87
11 Commerce Drive................   1981     90,000       91.2       1,031          0.21               12.56
12 Commerce Drive................   1967     72,260       96.3         610          0.12                8.77
20 Commerce Drive................   1990    176,600       98.8       3,962          0.80               22.71
65 Jackson Drive.................   1984     82,778      100.0       1,571          0.32               18.98

NEW PROVIDENCE
890 Mountain Road................   1977     80,000      100.0       2,054          0.42               25.68

---------------------------------------------------------------------------------------------------------------
TOTAL NEW JERSEY OFFICE                  11,430,809       98.0     236,775         47.95               21.14
---------------------------------------------------------------------------------------------------------------

DUTCHESS COUNTY, NEW YORK
FISHKILL
300 South Lake Drive.............   1987    118,727       98.3       2,176          0.44               18.64

NASSAU COUNTY, NEW YORK
NORTH HEMPSTEAD
111 East Shore Road..............   1980     55,575      100.0       1,516          0.31               27.28
600 Community Drive..............   1983    206,274      100.0       4,820          0.98               23.37

ROCKLAND COUNTY, NEW YORK
SUFFERN
400 Rella Boulevard..............   1988    180,000      100.0       3,616          0.73               20.09

WESTCHESTER COUNTY, NEW YORK
ELMSFORD
100 Clearbrook Road..............   1975     60,000      100.0         960          0.19               16.00
101 Executive Boulevard..........   1971     50,000       79.5         806          0.16               20.28
555 Taxter Road (4)..............   1986    170,554      100.0       4,029          0.82               23.62
565 Taxter Road (4)..............   1988    170,554       85.4       3,235          0.66               22.21
570 Taxter Road..................   1972     75,000       95.0       1,405          0.28               19.72

HAWTHORNE
30 Saw Mill River Road...........   1982    248,400      100.0       5,216          1.06               21.00
1 Skyline Drive..................   1980     20,400       99.0         261          0.05               12.92
2 Skyline Drive..................   1987     30,000       98.9         510          0.10               17.19
17 Skyline Drive.................   1989     85,000      100.0       1,234          0.25               14.52
7 Skyline Drive..................   1987    109,000      100.0       2,157          0.44               19.79

TARRYTOWN
200 White Plains Road............   1982     89,000       88.1       1,718          0.35               21.91
220 White Plains Road............   1984     89,000       99.4       2,049          0.41               23.16

WHITE PLAINS
1 Barker Avenue..................   1975     68,000       96.3       1,604          0.32               24.49
3 Barker Avenue..................   1983     65,300       93.3       1,265          0.26               20.76
50 Main Street...................   1985    309,000      100.0       7,710          1.56               24.95
11 Martine Avenue................   1987    180,000      100.0       4,520          0.92               25.11
1 Water Street...................   1979     45,700       99.8       1,020          0.21               22.36


SEE FOOTNOTES ON PAGE 59.

                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)


                                                                                PERCENTAGE OF
                                                       PERCENTAGE               TOTAL OFFICE,
                                             NET        LEASED     ANNUAL        OFFICE/FLEX,          AVERAGE
                                            RENTABLE     AS OF      BASE        AND INDUSTRIAL/       BASE RENT
PROPERTY                          YEAR       AREA       9/30/00     RENT         WAREHOUSE          PER SQ. FT.
LOCATION                          BUILT    (SQ. FT.)    (%)(1)   ($000'S)(2)    BASE RENT(%)         ($)(3)(5)
-----------------------------------------------------------------------------------------------------------------
YONKERS
1 Executive Boulevard............   1982    112,000      100.0       2,379          0.48               21.24
3 Executive Plaza................   1987     58,000      100.0       1,403          0.28               24.19

---------------------------------------------------------------------------------------------------------------
TOTAL NEW YORK OFFICE                     2,595,484       97.7      55,609         11.26               21.93
---------------------------------------------------------------------------------------------------------------

CHESTER COUNTY, PENNSYLVANIA
BERWYN
1000 Westlakes Drive.............   1989     60,696       93.0       1,481          0.30               26.24
1055 Westlakes Drive.............   1990    118,487      100.0       2,298          0.47               19.39
1205 Westlakes Drive.............   1988    130,265       99.8       2,880          0.58               22.15
1235 Westlakes Drive.............   1986    134,902       99.7       3,155          0.64               23.46

DELAWARE COUNTY, PENNSYLVANIA
LESTER
100 Stevens Drive................   1986     95,000      100.0       1,161          0.24               12.22
200 Stevens Drive................   1987    208,000      100.0       3,900          0.79               18.75
300 Stevens Drive................   1992     68,000       93.3       1,282          0.26               20.21

MEDIA
1400 Providence Road - Center I..   1986    100,000       81.3       1,780          0.36               21.89
1400 Providence Road - Center II.   1990    160,000       80.3       3,026          0.61               23.55

MONTGOMERY COUNTY, PENNSYLVANIA
LOWER PROVIDENCE
1000 Madison Avenue..............   1990    100,700      100.0       1,890          0.38               18.77

PLYMOUTH MEETING
1150 Plymouth Meeting Mall.......   1970    167,748       89.4       2,746          0.56               18.31
Five Sentry Parkway East.........   1984     91,600      100.0       1,499          0.30               16.36
Five Sentry Parkway West.........   1984     38,400      100.0         676          0.14               17.60

---------------------------------------------------------------------------------------------------------------
TOTAL PENNSYLVANIA OFFICE                 1,473,798       94.7      27,774          5.63               19.89
---------------------------------------------------------------------------------------------------------------

FAIRFIELD COUNTY, CONNECTICUT
GREENWICH
500 West Putnam..................   1973    121,250       98.3       2,865          0.58               24.04

NORWALK
40 Richards Avenue...............   1985    145,487       99.2       2,885          0.58               19.99

SHELTON
1000 Bridgeport Avenue...........   1986    133,000       94.9       2,243          0.45               17.77

---------------------------------------------------------------------------------------------------------------
TOTAL CONNECTICUT OFFICE                    399,737       97.5       7,993          1.61               20.51
---------------------------------------------------------------------------------------------------------------

DISTRICT OF COLUMBIA
WASHINGTON
1201 Connecticut Avenue, NW......   1940    169,549       96.6       4,864          0.98               29.70
1400 L Street, NW................   1987    159,000       98.7       5,871          1.19               37.41
1709 New York Avenue, NW.........   1972    166,000      100.0       7,209          1.46               43.43

---------------------------------------------------------------------------------------------------------------
TOTAL DISTRICT OF COLUMBIA OFFICE           494,549       98.4      17,944          3.63               36.87
---------------------------------------------------------------------------------------------------------------

SEE FOOTNOTES ON PAGE 59.

                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)


                                                                                PERCENTAGE OF
                                                       PERCENTAGE               TOTAL OFFICE,
                                             NET        LEASED     ANNUAL        OFFICE/FLEX,          AVERAGE
                                            RENTABLE     AS OF      BASE        AND INDUSTRIAL/       BASE RENT
PROPERTY                          YEAR       AREA       9/30/00     RENT         WAREHOUSE          PER SQ. FT.
LOCATION                          BUILT    (SQ. FT.)    (%)(1)   ($000'S)(2)    BASE RENT(%)         ($)(3)(5)
-----------------------------------------------------------------------------------------------------------------
PRINCE GEORGE'S COUNTY, MARYLAND
LANHAM
4200 Parliament Place............   1989    122,000       92.9       2,443          0.49               21.55

---------------------------------------------------------------------------------------------------------------
TOTAL MARYLAND OFFICE                       122,000       92.9       2,443          0.49               21.55
---------------------------------------------------------------------------------------------------------------

BEXAR COUNTY, TEXAS
SAN ANTONIO
200 Concord Plaza Drive..........   1986    248,700       94.8       4,339          0.88               18.40
1777 N.E. Loop 410...............   1986    256,137       91.1       3,728          0.75               15.98
84 N.E. Loop 410.................   1971    187,312       89.9       2,530          0.51               15.02
111 Soledad......................   1918    248,153       93.0       2,519          0.51               10.92

COLLIN COUNTY, TEXAS
PLANO
555 Republic Place...............   1986     97,889       80.8       1,464          0.30               18.51

DALLAS COUNTY,TEXAS
DALLAS
3030 LBJ Freeway.................   1984    367,018       95.4       6,438          1.30               18.39
3100 Monticello..................   1984    173,837       93.8       2,723          0.55               16.70
8214 Westchester.................   1983     95,509       81.3       1,292          0.26               16.64

IRVING
2300 Valley View.................   1985    142,634       88.6       2,057          0.42               16.28

RICHARDSON
1122 Alma Road...................   1977     82,576      100.0         607          0.12                7.35

HARRIS COUNTY, TEXAS
HOUSTON
14511 Falling Creek..............   1982     70,999       98.8         891          0.18               12.70
5225 Katy Freeway................   1983    112,213       93.3       1,494          0.30               14.27
5300 Memorial....................   1982    155,099       99.3       2,219          0.45               14.41
1717 St. James Place.............   1975    109,574       91.7       1,349          0.27               13.43
1770 St. James Place.............   1973    103,689       89.3       1,398          0.28               15.10
10497 Town & Country Way.........   1981    148,434       77.6       1,824          0.37               15.84

POTTER COUNTY, TEXAS
AMARILLO
6900 IH - 40 West (7)............   1986        n/a        n/a         320          0.06                 n/a

TARRANT COUNTY, TEXAS
EULESS
150 West Parkway.................   1984     74,429       95.9       1,044          0.21               14.63

TRAVIS COUNTY, TEXAS
AUSTIN
1250 Capital of Texas Hwy.
  South (7)......................   1985        n/a        n/a       5,682          1.15                 n/a

---------------------------------------------------------------------------------------------------------------
TOTAL TEXAS OFFICE                        2,674,202       91.8      43,918          8.87               17.88
---------------------------------------------------------------------------------------------------------------

SEE FOOTNOTES ON PAGE 59.

                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)


                                                                                PERCENTAGE OF
                                                       PERCENTAGE               TOTAL OFFICE,
                                             NET        LEASED     ANNUAL        OFFICE/FLEX,          AVERAGE
                                            RENTABLE     AS OF      BASE        AND INDUSTRIAL/       BASE RENT
PROPERTY                          YEAR       AREA       9/30/00     RENT         WAREHOUSE          PER SQ. FT.
LOCATION                          BUILT    (SQ. FT.)    (%)(1)   ($000'S)(2)    BASE RENT(%)         ($)(3)(5)
-----------------------------------------------------------------------------------------------------------------
MARICOPA COUNTY, ARIZONA
GLENDALE
5551 West Talavi Boulevard.......   1991    181,596      100.0       1,613          0.33                8.88

PHOENIX
19640 North 31st Street..........   1990    124,171      100.0       1,192          0.24                9.60
20002 North 19th Avenue (6)......   1986        n/a        n/a         137          0.04                 n/a

SCOTTSDALE
9060 E. Via Linda Boulevard......   1984    111,200      100.0       2,408          0.49               21.65

---------------------------------------------------------------------------------------------------------------
TOTAL ARIZONA OFFICE                        416,967      100.0       5,350          1.10               12.83
---------------------------------------------------------------------------------------------------------------

ARAPAHOE COUNTY, COLORADO
AURORA
750 South Richfield Street.......   1997    108,240      100.0       2,911          0.59               26.89

DENVER
400 South Colorado Boulevard.....   1983    125,415       97.8       2,134          0.43               17.40

ENGLEWOOD
9359 East Nichols Avenue.........   1997     72,610      100.0         903          0.18               12.44
5350 South Roslyn Street.........   1982     63,754       96.2       1,068          0.22               17.41

BOULDER COUNTY, COLORADO
BROOMFIELD
105 South Technology Court.......   1997     37,574      100.0         547          0.11               14.56
303 South Technology Court-A.....   1997     34,454      100.0         427          0.09               12.39
303 South Technology Court-B.....   1997     40,416      100.0         427          0.09               10.57

LOUISVILLE
1172 Century Drive...............   1996     49,566      100.0         568          0.12               11.46
248 Centennial Parkway...........   1996     39,266      100.0         567          0.11               14.44
285 Century Place................   1997     69,145      100.0       1,115          0.23               16.13

DENVER COUNTY, COLORADO
DENVER
3600 South Yosemite..............   1974    133,743      100.0       1,291          0.26                9.65

DOUGLAS COUNTY, COLORADO
ENGLEWOOD
384 Inverness Drive South........   1985     51,523      100.0         820          0.17               15.92
400 Inverness Drive..............   1997    111,608       99.9       2,759          0.56               24.75
67 Inverness Drive East..........   1996     54,280      100.0         674          0.14               12.42
5975 South Quebec Street.........   1996    102,877       99.8       2,374          0.48               23.12

PARKER
9777 Pyramid Court...............   1995    120,281      100.0       1,323          0.27               11.00

EL PASO COUNTY, COLORADO
COLORADO SPRINGS
8415 Explorer....................   1998     47,368      100.0         602          0.12               12.71
1975 Research Parkway............   1997    115,250      100.0       1,680          0.34               14.58
2375 Telstar Drive...............   1998     47,369      100.0         602          0.12               12.71

SEE FOOTNOTES ON PAGE 59.

                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)


                                                                                PERCENTAGE OF
                                                       PERCENTAGE               TOTAL OFFICE,
                                             NET        LEASED     ANNUAL        OFFICE/FLEX,          AVERAGE
                                            RENTABLE     AS OF      BASE        AND INDUSTRIAL/       BASE RENT
PROPERTY                          YEAR       AREA       9/30/00     RENT         WAREHOUSE          PER SQ. FT.
LOCATION                          BUILT    (SQ. FT.)    (%)(1)   ($000'S)(2)    BASE RENT(%)         ($)(3)(5)
-----------------------------------------------------------------------------------------------------------------
JEFFERSON COUNTY, COLORADO
LAKEWOOD
141 Union Boulevard..............   1985     63,600       98.9       1,087          0.22               17.28

---------------------------------------------------------------------------------------------------------------
TOTAL COLORADO OFFICE                     1,488,339       99.6      23,879          4.85               16.11
---------------------------------------------------------------------------------------------------------------

SAN FRANCISCO COUNTY, CALIFORNIA
SAN FRANCISCO
795 Folsom Street (4)............   1977    183,445      100.0       5,468          1.11               29.81
760 Market Street................   1908    267,446       96.8       8,148          1.65               31.47

---------------------------------------------------------------------------------------------------------------
TOTAL CALIFORNIA OFFICE                     450,891       98.1      13,616          2.76               30.78
---------------------------------------------------------------------------------------------------------------

HILLSBOROUGH COUNTY, FLORIDA
TAMPA
501 Kennedy Boulevard............   1982    297,429       91.4       3,861          0.78               14.20

---------------------------------------------------------------------------------------------------------------
TOTAL FLORIDA OFFICE                        297,429       91.4       3,861          0.78               14.20
---------------------------------------------------------------------------------------------------------------


POLK COUNTY, IOWA
WEST DES MOINES
2600 Westown Parkway.............   1988     72,265      100.0       1,127          0.23               15.60

---------------------------------------------------------------------------------------------------------------
TOTAL IOWA OFFICE                            72,265      100.0       1,127          0.23               15.60
---------------------------------------------------------------------------------------------------------------

DOUGLAS COUNTY, NEBRASKA
OMAHA
210 South 16th Street............   1894    319,535       93.4       3,291          0.67               11.03

---------------------------------------------------------------------------------------------------------------
TOTAL NEBRASKA OFFICE                       319,535       93.4       3,291          0.67               11.03
---------------------------------------------------------------------------------------------------------------


TOTAL OFFICE PROPERTIES                  22,236,005       97.0     443,580         89.83               20.57
===============================================================================================================

SEE FOOTNOTES ON PAGE 59.

                                PROPERTY LISTING

                             OFFICE/FLEX PROPERTIES


                                                                                PERCENTAGE OF
                                                       PERCENTAGE               TOTAL OFFICE,
                                             NET        LEASED     ANNUAL        OFFICE/FLEX,          AVERAGE
                                            RENTABLE     AS OF      BASE        AND INDUSTRIAL/       BASE RENT
PROPERTY                          YEAR       AREA       9/30/00     RENT         WAREHOUSE          PER SQ. FT.
LOCATION                          BUILT    (SQ. FT.)    (%)(1)   ($000'S)(2)    BASE RENT(%)         ($)(3)(5)
-----------------------------------------------------------------------------------------------------------------
BURLINGTON COUNTY, NEW JERSEY
BURLINGTON
3 Terri Lane.....................   1991     64,500       61.4         370          0.07                9.34
5 Terri Lane.....................   1992     74,555       83.9         362          0.07                5.79

MOORESTOWN
2 Commerce Drive (4).............   1986     49,000      100.0         363          0.07                7.42
101 Commerce Drive...............   1988     64,700      100.0         336          0.07                5.19
102 Commerce Drive (4)...........   1987     38,400       87.5         182          0.04                5.43
201 Commerce Drive...............   1986     38,400      100.0         196          0.04                5.10
202 Commerce Drive (4)...........   1988     51,200      100.0         268          0.05                5.24
1 Executive Drive................   1989     20,570      100.0         138          0.03                6.71
2 Executive Drive (4)............   1988     60,800      100.0         475          0.10                5.43
101 Executive Drive..............   1990     29,355       70.5         124          0.03                5.99
102 Executive Drive..............   1990     64,000       80.0         406          0.08                7.93
225 Executive Drive..............   1990     50,600      100.0         336          0.07                6.64
97 Foster Road...................   1982     43,200      100.0         187          0.04                4.33
1507 Lancer Drive................   1995     32,700      100.0         139          0.03                4.25
1510 Lancer Drive................   1998     88,000      100.0         370          0.07                4.20
1256 North Church................   1984     63,495       68.9         262          0.05                8.27
840 North Lenola Road............   1995     38,300      100.0         271          0.05               10.27
844 North Lenola Road............   1995     28,670      100.0         213          0.04                7.43
915 North Lenola Road (4)........   1998     52,488      100.0         283          0.06                5.38
30 Twosome Drive.................   1997     39,675      100.0         224          0.05                5.65
40 Twosome Drive.................   1996     40,265       63.1         172          0.03                6.77
50 Twosome Drive.................   1997     34,075      100.0         268          0.05                7.87

WEST DEPTFORD
1451 Metropolitan Drive..........   1996     21,600      100.0         148          0.03                6.85

MERCER COUNTY, NEW JERSEY
HAMILTON TOWNSHIP
100 Horizon Drive................   1989     13,275         --          --            --                  --
200 Horizon Drive................   1991     45,770      100.0         447          0.09                9.77
300 Horizon Drive................   1989     69,780       73.8         752          0.15               14.60
500 Horizon Drive................   1990     41,205       57.8         276          0.06               11.59

MONMOUTH COUNTY, NEW JERSEY
WALL TOWNSHIP
1325 Campus Parkway..............   1988     35,000      100.0         310          0.06                8.86
1340 Campus Parkway..............   1992     72,502      100.0         802          0.16               11.06
1345 Campus Parkway..............   1995     76,300      100.0         709          0.14                9.29
1433 Highway 34..................   1985     69,020       89.5         490          0.10                7.93
1320 Wyckoff Avenue..............   1986     20,336      100.0          88          0.02                4.33
1324 Wyckoff Avenue..............   1987     21,168      100.0         183          0.04                8.65

PASSAIC COUNTY, NEW JERSEY
TOTOWA
1 Center Court...................   1999     38,961       37.8         141          0.03                9.57
2 Center Court...................   1998     30,600       99.3         351          0.07               11.55
11 Commerce Way..................   1989     47,025      100.0         510          0.10               10.85
20 Commerce Way..................   1992     42,540      100.0         433          0.09               10.18
29 Commerce Way..................   1990     48,930      100.0         493          0.10               10.08
40 Commerce Way..................   1987     50,576      100.0         559          0.11               11.05
45 Commerce Way..................   1992     51,207      100.0         498          0.10                9.73
60 Commerce Way..................   1988     50,333      100.0         396          0.08                7.87
80 Commerce Way..................   1996     22,500      100.0         282          0.06               12.53

SEE FOOTNOTES ON PAGE 59.

                                PROPERTY LISTING

                             OFFICE/FLEX PROPERTIES
                                   (CONTINUED)


                                                                                PERCENTAGE OF
                                                       PERCENTAGE               TOTAL OFFICE,
                                             NET        LEASED     ANNUAL        OFFICE/FLEX,          AVERAGE
                                            RENTABLE     AS OF      BASE        AND INDUSTRIAL/       BASE RENT
PROPERTY                          YEAR       AREA       9/30/00     RENT         WAREHOUSE          PER SQ. FT.
LOCATION                          BUILT    (SQ. FT.)    (%)(1)   ($000'S)(2)    BASE RENT(%)         ($)(3)(5)
-----------------------------------------------------------------------------------------------------------------
100 Commerce Way.................   1996     24,600      100.0         299          0.06               11.79
120 Commerce Way.................   1994      9,024      100.0          95          0.04               21.05
140 Commerce Way.................   1994     26,881       99.5         286          0.04                7.10

---------------------------------------------------------------------------------------------------------------
TOTAL NEW JERSEY OFFICE/FLEX              1,996,081       90.5      14,493          2.92                8.02
---------------------------------------------------------------------------------------------------------------

WESTCHESTER COUNTY, NEW YORK
ELMSFORD
11 Clearbrook Road...............   1974     31,800      100.0         321          0.06               10.09
75 Clearbrook Road...............   1990     32,720      100.0         816          0.17               24.94
150 Clearbrook Road..............   1975     74,900       93.8       1,041          0.21               14.82
175 Clearbrook Road..............   1973     98,900       98.5       1,439          0.29               14.77
200 Clearbrook Road..............   1974     94,000       99.8       1,198          0.24               12.77
250 Clearbrook Road..............   1973    155,000       94.5       1,315          0.27                8.98
50 Executive Boulevard...........   1969     45,200       97.2         384          0.08                8.74
77 Executive Boulevard...........   1977     13,000       55.4         137          0.03               19.02
85 Executive Boulevard...........   1968     31,000       99.4         446          0.09               14.47
300 Executive Boulevard..........   1970     60,000       99.7         589          0.12                9.85
350 Executive Boulevard..........   1970     15,400       98.8         243          0.05               15.97
399 Executive Boulevard..........   1962     80,000      100.0         968          0.20               12.10
400 Executive Boulevard..........   1970     42,200      100.0         610          0.12               14.45
500 Executive Boulevard..........   1970     41,600      100.0         594          0.12               14.28
525 Executive Boulevard..........   1972     61,700      100.0         874          0.18               14.17
1 Westchester Plaza..............   1967     25,000      100.0         298          0.06               11.92
2 Westchester Plaza..............   1968     25,000      100.0         421          0.09               16.84
3 Westchester Plaza..............   1969     93,500       98.5       1,123          0.23               12.19
4 Westchester Plaza..............   1969     44,700       99.8         629          0.13               14.10
5 Westchester Plaza..............   1969     20,000      100.0         298          0.06               14.90
6 Westchester Plaza..............   1968     20,000      100.0         302          0.06               15.10
7 Westchester Plaza..............   1972     46,200      100.0         650          0.13               14.07
8 Westchester Plaza..............   1971     67,200      100.0         872          0.18               12.98

HAWTHORNE
200 Saw Mill River Road..........   1965     51,100      100.0         616          0.12               12.05
4 Skyline Drive..................   1987     80,600      100.0       1,255          0.25               15.57
8 Skyline Drive..................   1985     50,000       98.9         828          0.17               16.74
10 Skyline Drive.................   1985     20,000      100.0         283          0.06               14.15
11 Skyline Drive.................   1989     45,000      100.0         689          0.14               15.31
12 Skyline Drive.................   1999     46,850      100.0         760          0.15               16.22
15 Skyline Drive.................   1989     55,000      100.0         952          0.19               17.31

YONKERS
100 Corporate Boulevard..........   1987     78,000       98.2       1,342          0.27               17.52
200 Corporate Boulevard South....   1990     84,000       99.8       1,387          0.28               16.54
4 Executive Plaza................   1986     80,000       99.9       1,039          0.21               13.00
6 Executive Plaza................   1987     80,000      100.0       1,069          0.22               13.36
1 Odell Plaza....................   1980    106,000      100.0       1,269          0.26               11.97
5 Odell Plaza....................   1983     38,400       99.6         519          0.11               13.57
7 Odell Plaza....................   1984     42,600       99.6         665          0.13               15.67

---------------------------------------------------------------------------------------------------------------
TOTAL NEW YORK OFFICE/FLEX                2,076,570       98.7      28,241          5.73               13.78
---------------------------------------------------------------------------------------------------------------

SEE FOOTNOTES ON PAGE 59.

                                PROPERTY LISTING

                             OFFICE/FLEX PROPERTIES
                                   (CONTINUED)


                                                                                PERCENTAGE OF
                                                       PERCENTAGE               TOTAL OFFICE,
                                             NET        LEASED     ANNUAL        OFFICE/FLEX,          AVERAGE
                                            RENTABLE     AS OF      BASE        AND INDUSTRIAL/       BASE RENT
PROPERTY                          YEAR       AREA       9/30/00     RENT         WAREHOUSE          PER SQ. FT.
LOCATION                          BUILT    (SQ. FT.)    (%)(1)   ($000'S)(2)    BASE RENT(%)         ($)(3)(5)
-----------------------------------------------------------------------------------------------------------------
FAIRFIELD COUNTY, CONNECTICUT
STAMFORD
419 West Avenue..................   1986     88,000       96.8       1,426          0.29               16.74
500 West Avenue..................   1988     25,000      100.0         384          0.08               15.36
550 West Avenue..................   1990     54,000      100.0         779          0.16               14.43
600 West Avenue (4)..............   1999     66,000      100.0         684          0.14               10.36
650 West Avenue..................   1998     40,000      100.0         631          0.13               15.78

---------------------------------------------------------------------------------------------------------------
TOTAL CONNECTICUT OFFICE/FLEX               273,000       99.0       3,904          0.80               14.45
---------------------------------------------------------------------------------------------------------------


TOTAL OFFICE/FLEX PROPERTIES.....         4,345,651       95.0      46,638          9.45               11.30
===============================================================================================================

SEE FOOTNOTES ON PAGE 59.

                                PROPERTY LISTING

                         INDUSTRIAL/WAREHOUSE PROPERTIES


                                                                                PERCENTAGE OF
                                                       PERCENTAGE               TOTAL OFFICE,
                                             NET        LEASED     ANNUAL        OFFICE/FLEX,          AVERAGE
                                            RENTABLE     AS OF      BASE        AND INDUSTRIAL/       BASE RENT
PROPERTY                          YEAR       AREA       9/30/00     RENT         WAREHOUSE          PER SQ. FT.
LOCATION                          BUILT    (SQ. FT.)    (%)(1)   ($000'S)(2)    BASE RENT(%)         ($)(3)(5)
-----------------------------------------------------------------------------------------------------------------
WESTCHESTER COUNTY, NEW YORK
ELMSFORD
1 Warehouse Lane.................   1957      6,600      100.0          57          0.01                8.64
2 Warehouse Lane.................   1957     10,900      100.0         118          0.02               10.83
3 Warehouse Lane.................   1957     77,200      100.0         290          0.06                3.76
4 Warehouse Lane.................   1957    195,500       97.4       1,943          0.39               10.20
5 Warehouse Lane.................   1957     75,100       97.1         753          0.15               10.33
6 Warehouse Lane.................   1982     22,100      100.0         514          0.09               23.26

---------------------------------------------------------------------------------------------------------------
TOTAL INDUSTRIAL/WAREHOUSE PROPERTIES       387,400       98.1       3,675          0.72                9.67
---------------------------------------------------------------------------------------------------------------


TOTAL OFFICE, OFFICE/FLEX,
  AND INDUSTRIAL/WAREHOUSE
  PROPERTIES                             26,969,056       96.7     493,893         100.0               18.95
===============================================================================================================



(1)  Based on all leases in effect as of September 30, 2000.
(2) Total base rent for 12 months ended September 30, 2000, determined in accordance with GAAP. Substantially all of the leases provide for annual base rents plus recoveries and escalation charges based upon the tenant's proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass through of charges for electrical usage. For those properties acquired or placed in service during the 12 months ended September 30, 2000, amounts are annualized, as per Note 4.
(3) Base rent for the 12 months ended September 30, 2000 divided by net rentable square feet leased at September 30, 2000. For those properties acquired or placed in service during 12 months ended September 30, 2000, amounts are annualized, as per Note 4.
(4) As this property was acquired or placed in service during the 12 months ended September 30, 2000, the amounts represented for base rent are annualized. These annualized amounts may not be indicative of the property's results had the Operating Partnership owned or placed such property in service for the entire 12 months ended September 30, 2000.
(5)  Excludes office space leased by the Operating Partnership.
(6)  The property was sold by the Operating Partnership in 1999.
(7)  The property was sold by the Operating Partnership in 2000.
(8)  Calculation based on square feet in service as of September 30, 2000.

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

Funds from operations for the three and nine month periods ended September 30, 2000 and 1999 as calculated in accordance with NAREIT's definition as published in October 1999, after adjustment for straight-lining of rents and non-recurring charges, are summarized in the following table (IN THOUSANDS):


                                                                 Three Months                  Nine Months
                                                              Ended September 30,          Ended September 30,
                                                                2000        1999            2000          1999
-----------------------------------------------------------------------------------------------------------------
     Income before gain on sales of rental property
         and minority interest                               $ 16,637     $ 40,941      $  102,223      $107,075
     Add: Real estate-related depreciation and
           amortization (1)                                    23,920       23,419          70,072        69,139
          Gain on sale of land                                     --           --           2,248            --
          Non-recurring charges                                27,911           --          37,139        16,458
     Deduct: Rental income adjustment for
               straight-lining of rents (2)                    (3,484)      (3,076)         (9,074)      (10,454)
              Minority interest in consolidated
               partially-owned properties                          --           --          (5,072)           --
-----------------------------------------------------------------------------------------------------------------
     Funds from operations, after adjustment
         for straight-lining of rents and
         non-recurring charges                               $ 64,984     $ 61,284      $  197,536      $182,218
     Deduct: Distributions to preferred unitholders            (3,928)      (3,869)        (11,562)      (11,607)
-----------------------------------------------------------------------------------------------------------------
     Funds from operations, after adjustment for
         straight-lining of rents and non-recurring
         charges, after distributions to
         preferred unitholders                               $ 61,056     $ 57,415      $  185,974     $ 170,611
=================================================================================================================
     Cash flows provided by operating activities                                        $  128,233     $ 162,372
     Cash flows provided by (used in)
         investing activities                                                           $   55,157     $(170,974)
     Cash flows (used in) provided by financing activities                              $ (181,471)    $   3,861
-----------------------------------------------------------------------------------------------------------------
     Basic weighted average units outstanding (3)              66,729       66,893          66,595        67,025
-----------------------------------------------------------------------------------------------------------------
     Diluted weighted average units outstanding (3)            73,353       73,731          73,276        73,936
-----------------------------------------------------------------------------------------------------------------

(1) Includes the Operating Partnership's share from unconsolidated joint ventures of $784 and $611 for the three months ended September 30, 2000 and 1999, respectively, and $2,204 and $2,221 for the nine months ended September 30, 2000 and 1999, respectively.
(2) Includes the Operating Partnership's share from unconsolidated joint ventures of ($36) and $155 for the three months ended September 30, 2000 and 1999, respectively, and $18 and $111 for the nine months ended September 30, 2000 and 1999, respectively.
(3)  See calculations for the amounts presented in the following reconciliation.

The following schedule reconciles the Operating Partnership's basic weighted average units to the diluted weighted average units presented above:


                                                                 Three Months                  Nine Months
                                                              Ended September 30,          Ended September 30,
                                                              2000          1999            2000          1999
-----------------------------------------------------------------------------------------------------------------
Basic weighted average units:                               66,729          66,893         66,595         67,075
Add: Weighted average preferred units                        6,439           6,618          6,504          6,642
         (after conversion to common units)
Stock options                                                  185             220            177            269
-----------------------------------------------------------------------------------------------------------------
Diluted weighted average units:                             73,353          73,731         73,276         73,936
=================================================================================================================


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Approximately $1.2 billion of the Operating Partnership's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of September 30, 2000 ranged from LIBOR plus 65 basis points to LIBOR plus 80 basis points.


SEPTEMBER 30, 2000

LONG-TERM
DEBT, INCLUDING      10/1/00-                                                                               FAIR
CURRENT PORTION      12/31/00     2001       2002       2003       2004      THEREAFTER        TOTAL        VALUE
----------------     --------     ----       ----       ----       ----      ----------        -----        -----

Fixed Rate.......     $5,421    $7,468     $3,458   $195,612   $312,195       $713,512     $1,237,666    $1,193,295
Average Interest
    Rate.........      7.02%     7.44%      8.20%      7.30%      7.34%          7.34%          7.33%

Variable Rate....                                   $264,483                  $ 32,178     $  296,661    $  296,661

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


EXHIBIT
NUMBER      EXHIBIT TITLE
------      -------------
4.5         Supplemental Indenture No. 2 dated as of August 2, 1999, by and among Mack-Cali Realty, L.P., as issuer, and Wilmington Trust
            Company, as trustee (filed as Exhibit 4.4 to the Operating
            Partnership's Form 10-Q dated September 30, 1999 and incorporated herein by reference).

10.1 Amended and Restated Employment Agreement dated as of July 1, 1999 between Mitchell E. Hersh and Mack-Cali Realty Corporation (filed as
            Exhibit 10.2 to the Operating Partnership's Form 10-Q dated
            September 30, 1999 and incorporated herein by reference).

10.2        Second Amended and Restated Employment Agreement dated as of July 1,
            1999 between Timothy M. Jones and Mack-Cali Realty Corporation
            (filed as Exhibit 10.3 to the Operating Partnership's Form 10-Q dated September 30, 1999 and incorporated herein by reference).

10.3 Amended and Restated Employment Agreement dated as of July 1, 1999 between John R. Cali and Mack-Cali Realty Corporation (filed as
            Exhibit 10.4 to the Operating Partnership's Form 10-Q dated
            September 30, 1999 and incorporated herein by reference).

10.4 Amended and Restated Employment Agreement dated as of July 1, 1999 between Brant Cali and Mack-Cali Realty Corporation (filed as
            Exhibit 10.5 to the Operating Partnership's Form 10-Q dated
            September 30, 1999 and incorporated herein by reference).

10.5        Second Amended and Restated Employment Agreement dated as of July 1,
            1999 between Barry Lefkowitz and Mack-Cali Realty Corporation (filed as Exhibit 10.6 to the Operating Partnership's Form 10-Q dated
            September 30, 1999 and incorporated herein by reference).

10.6        Second Amended and Restated Employment Agreement dated as of July 1,
            1999 between Roger W. Thomas and Mack-Cali Realty Corporation (filed as Exhibit 10.7 to the Operating Partnership's Form 10-Q dated
            September 30, 1999 and incorporated herein by reference).

10.7        Restricted Share Award Agreement dated as of July 1, 1999 between
            Mitchell E. Hersh and Mack-Cali Realty Corporation (filed as Exhibit
            10.8 to the Operating Partnership's Form 10-Q dated September 30,
            1999 and incorporated herein by reference).

10.8        Restricted Share Award Agreement dated as of July 1, 1999 between
            Timothy M. Jones and Mack-Cali Realty Corporation (filed as Exhibit
            10.9 to the Operating Partnership's Form 10-Q dated September 30,
            1999 and incorporated herein by reference).

10.9        Restricted Share Award Agreement dated as of July 1, 1999 between
            John R. Cali and Mack-Cali Realty Corporation (filed as Exhibit
            10.10 to the Operating Partnership's Form 10-Q dated September 30,
            1999 and incorporated herein by reference).

10.10       Restricted Share Award Agreement dated as of July 1, 1999 between
            Brant Cali and Mack-Cali Realty Corporation (filed as Exhibit 10.11 to the Operating Partnership's Form 10-Q dated September 30, 1999 and incorporated herein by reference).

10.11       Restricted Share Award Agreement dated as of July 1, 1999 between
            Barry Lefkowitz and Mack-Cali Realty Corporation (filed as Exhibit
            10.12 to the Operating Partnership's Form 10-Q dated September 30,
            1999 and incorporated herein by reference).

10.12       Restricted Share Award Agreement dated as of July 1, 1999 between
            Roger W. Thomas and Mack-Cali Realty Corporation (filed as Exhibit
            10.13 to the Operating Partnership's Form 10-Q dated September 30,
            1999 and incorporated herein by reference).


EXHIBIT
NUMBER      EXHIBIT TITLE
------      -------------
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

10.17       First Amendment to Contribution and Exchange Agreement, dated as of
            December 11, 1997, by and among Mack-Cali Realty Corporation and the
            Mack Group (filed as Exhibit 10.99 to the General Partner's Form 8-K dated December 11, 1997 and incorporated herein by reference).

10.18 Termination and Release Agreement, dated September 21, 2000, by and among Mack-Cali Realty Corporation, Mack-Cali Realty, L.P., Prentiss
            Properties Trust and Prentiss Properties Acquisition Partners, L.P.
            (filed as Exhibit 10.1 to the Operating Partnership's Form 8-K dated
            September 21, 2000 and incorporated herein by reference).

10.19       Escrow Agreement, dated September 21, 2000, by and among
            Mack-Cali Realty Corporation, Mack-Cali Realty, L.P., Prentiss
            Properties Trust, Prentiss Properties Acquisition Partners, L.P.
            and Chicago Title Insurance Company, as escrow agent (filed as Exhibit 10.2 to the Operating Partnership's Form 8-K dated
            September 21, 2000 and incorporated herein by reference).

10.20       Purchase and Sale Contract, dated September 21, 2000, by and between
            Mack-Cali Texas Property L.P. and Prentiss Properties Acquisition
            Partners, L.P. (filed as Exhibit 10.3 to the Operating Partnership's
            Form 8-K dated September 21, 2000 and
            incorporated herein by reference).

*27         Financial Data Schedule

(b)   Reports on Form 8-K

      On July 10, 2000, the Operating Partnership filed with the SEC a Current Report on Form 8-K dated June 27, 2000, announcing under Item 5 that the Corporation, Operating Partnership, Prentiss Properties Trust, a Maryland real estate investment trust and Prentiss Properties Acquisition Partners, L.P. ("Prentiss") had entered into a definitive Agreement and Plan of Merger (the "Merger Agreement").

      On July 17, 2000, the Operating Partnership filed with the SEC a Current Report on Form 8-K dated June 27, 2000, filing under Item 5 the Merger Agreement and related exhibits.

      On September 22, 2000, the Operating Partnership filed with the SEC a Current Report on Form 8-K dated September 21, 2000, reporting under Item 5 that (1) the Operating Partnership and Prentiss terminated the Merger Agreement and (2) the Operating Partnership and Prentiss consummated a purchase and sale transaction whereby the Operating Partnership sold to Prentiss a property located in Austin, Texas.

----------
*filed herewith

                             MACK-CALI REALTY, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          MACK-CALI REALTY, L.P.
                                          --------------------------------------
                                          (Registrant)
                                          By:Mack-Cali Realty Corporation,
                                             as its General Partner

Date:  November 13, 2000                  /s/ Mitchell E. Hersh
                                          --------------------------------------
                                          Mitchell E. Hersh
                                          Chief Executive Officer


Date:  November 13, 2000                  /s/ Barry Lefkowitz
                                          --------------------------------------
                                          Barry Lefkowitz
                                          Executive Vice President &
                                           Chief Financial Officer