Form 10-K405
period 2000-12-31
MACK CALI REALTY L P
filed 2001-03-07
CIK 1067063

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2000

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

                                      None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. |X|

      LOCATION OF EXHIBIT INDEX: The index of exhibits is contained in Part IV herein on page number 57.

      DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Mack-Cali Realty Corporation's definitive proxy statement to be issued in conjunction with the Mack-Cali Realty Corporation's annual meeting of shareholders to be held on May 15, 2001 are incorporated by reference in Part III of this Form 10-K.

                                TABLE OF CONTENTS
                                    FORM 10-K

                                                                        Page No.
PART I                                                                  --------

    Item 1   Business  ................................................        3
    Item 2   Properties................................................       15
    Item 3   Legal Proceedings.........................................       44
    Item 4   Submission of Matters to a Vote of Security Holders.......       44


PART II

    Item 5   Market for Registrant's Common Equity and Related
                Stockholder Matters....................................       45
    Item 6   Selected Financial Data...................................       46
    Item 7   Management's Discussion and Analysis of Financial
                Condition and Results of Operations....................       47
    Item 7a  Quantitative and Qualitative Disclosures About Market Risk       56
    Item 8   Financial Statements and Supplementary Data...............       56
    Item 9   Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure....................       56

PART III

    Item 10  Directors and Executive Officers of the Registrant........       57
    Item 11  Executive Compensation....................................       57
    Item 12  Security Ownership of Certain Beneficial Owners and
                Management.............................................       57
    Item 13  Certain Relationships and Related Transactions............       57

PART IV

    Item 14  Exhibits, Financial Statements, Schedules and Reports
                on Form 8-K............................................       57

                                     PART I

ITEM 1. BUSINESS

GENERAL

Mack-Cali Realty, L.P., a Delaware limited partnership (together with its subsidiaries, the "Operating Partnership"), is a majority-owned subsidiary of Mack-Cali Realty Corporation, a Maryland corporation (the "Corporation"). The Operating Partnership owns and operates a real estate portfolio comprised predominantly of Class A office and office/flex properties located primarily in the Northeast, as well as commercial real estate leasing, management, acquisition, development and construction businesses. The Operating Partnership was formed on May 31, 1994. The Operating Partnership's executive offices are located at 11 Commerce Drive, Cranford, New Jersey 07016, and its telephone number is (908) 272-8000. The Corporation has an internet website at www.mack-cali.com.

As of December 31, 2000, the Operating Partnership owned or had interests in 267 properties, aggregating approximately 28.2 million square feet (collectively, the "Properties"), plus developable land. The Properties are comprised of: (a) 255 wholly-owned or Operating Partnership controlled properties consisting of 155 office buildings and 87 office/flex buildings totaling approximately 26.3 million square feet, six industrial/warehouse buildings totaling approximately 387,400 square feet, two multi-family residential complexes consisting of 451 units, two stand-alone retail properties and three land leases (collectively, the "Consolidated Properties"); and (b) eight office buildings and four office/flex buildings aggregating 1.5 million square feet, owned by unconsolidated joint ventures in which the Operating Partnership has investment interests. Unless otherwise indicated, all references to square feet represent net rentable area. As of December 31, 2000, the office, office/flex and industrial/warehouse properties, included in the Consolidated Properties, were approximately 96.8 percent leased to over 2,400 tenants. The Properties are located in 11 states, primarily in the Northeast, plus the District of Columbia.

The general partner of the Operating Partnership is the Corporation, which has elected to be treated and operated so as to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. The common stock, par value $0.01 (the "Common Stock") of the Corporation is listed on the New York Stock Exchange and the Pacific Exchange under the symbol "CLI." Substantially all of the Corporation's interests in the Properties are held through, and its operations are conducted through, the Operating Partnership, or through entities controlled by the Operating Partnership. As of February 15, 2001, 56,924,613 shares of Common Stock were outstanding. Also, as of February 15, 2001, the Corporation owned a 79.9 percent general partnership interest in the Operating Partnership, assuming conversion of all preferred limited partnership units of the Operating Partnership into common limited partnership units. Without giving effect to the preferred limited partnership units of the Operating Partnership, the Corporation would own an 87.7 percent general partnership interest in the Operating Partnership. As used herein, the term "Units" refers to common limited partnership interests in the Operating Partnership. Units are redeemable for an equal number of shares of Common Stock or cash.

The Operating Partnership's strategy has been to focus its acquisition, operation and development of office properties in markets and sub-markets where it believes it is, or can become, a significant and preferred owner and operator. The Operating Partnership will continue this strategy by expanding, through acquisitions and/or development, in Northeast markets and sub-markets where it has, or can achieve, similar status. The Operating Partnership believes that its Properties have excellent locations and access and are well-maintained and professionally managed. As a result, the Operating Partnership believes that its Properties attract high quality tenants and achieve among the highest rental, occupancy and tenant retention rates within their markets. Management believes that the recent trend towards increasing rental rates in the Operating Partnership's sub-markets continues to present opportunities for internal growth. Management also believes that its extensive market knowledge provides the Operating Partnership with a significant competitive advantage which is further enhanced by its strong reputation for, and emphasis on, delivering highly responsive, professional management services. See "Business Strategies".

The Operating Partnership's executive officers have been employed by the Corporation and/or its predecessor companies for an average of approximately 13 years.

BUSINESS STRATEGIES

Operations

Reputation: The Operating Partnership has established a reputation as a highly-regarded landlord with an emphasis on delivering quality tenant services in buildings it owns and/or manages. The Operating Partnership believes that its continued success depends in part on enhancing its reputation as an operator of choice, which will facilitate the retention of current tenants and the attraction of new tenants. The Operating Partnership believes it provides a superior level of service to its tenants, which should in turn create higher than average occupancy rates, as well as lower than average turnover.

Communication with tenants: The Operating Partnership emphasizes frequent communication with tenants to ensure first-class service to the Properties. Property managers generally are located on site at the Properties to provide convenient access to management and to ensure that the Properties are well-maintained. Property management's primary responsibility is to ensure that buildings are operated at peak efficiency in order to meet both the Operating Partnership's and tenants' needs and expectations. Property managers additionally budget and oversee capital improvements and building system upgrades to enhance the Properties' competitive advantages in their markets.

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

Growth

The Operating Partnership plans to continue to own and operate a portfolio of properties in high-barrier-to-entry markets, with a primary focus in the Northeast and a presence in California. The Operating Partnership's primary objectives are to maximize funds from operations and to enhance the value of its portfolio through effective management, acquisition, development and property sales strategies, as follows:

Internal Growth: The Operating Partnership seeks to maximize the value of its existing portfolio through implementing operating strategies designed to produce increased effective rental and occupancy rates and decreased tenant installation costs. The Operating Partnership believes that it has opportunity for internal growth through re-leasing space at higher effective rents with contractual rent increases and developing or redeveloping space for its diverse base of high credit tenants, including AT&T Corporation, Allstate Insurance Company and IBM Corporation. In addition, the Operating Partnership's management seeks volume discounts to take advantage of the Operating Partnership's size and dominance in particular sub-markets, and operating efficiencies through the use of in-house management, leasing, marketing, financing, accounting, legal, development and construction functions. The Operating Partnership believes that the combination of these factors should allow the Operating Partnership continued internal growth over the next several years.

Acquisitions: The Operating Partnership also believes that growth opportunities exist through acquiring operating properties or properties for redevelopment with attractive returns in its core Northeast sub-markets where, based on its expertise in leasing, managing and operating properties, it believes it is, or can become, a significant and preferred owner and operator. The Operating Partnership intends to acquire, invest in or redevelop additional properties that: (i) provide attractive initial yields with potential for growth in cash flow from operations; (ii) are well-located, of high quality and competitive in their respective sub-markets; (iii) are located in its existing sub-markets or in sub-markets in which the Operating Partnership can become a significant and preferred owner or operator; and (iv) have been under-managed or are otherwise capable of improved performance through intensive management, capital improvements and/or leasing that will result in increased occupancy and rental revenues.

Development: The Operating Partnership, directly or through joint ventures, is underway on the construction of eight office and office/flex buildings. The most significant development activity is currently at the Operating Partnership's Harborside Financial Center office complex in Jersey City, New Jersey. Three of the eight properties currently under construction are located at the complex and consist of two office towers, aggregating approximately 1.6 million square feet, and a 350-room Hyatt Regency hotel. The Operating Partnership also recently completed and placed in service a 185,000 square-foot office/1,100 space parking garage project at Harborside. See "Liquidity and Capital Resources - Capitalization."

Additionally, the Operating Partnership may selectively develop additional properties where it believes such development will result in a favorable risk-adjusted return on investment in coordination with the above operating strategies. Such development primarily will occur: (i) when leases have been executed prior to construction; (ii) in stable core Northeast sub-markets where the demand for such space exceeds available supply; and (iii) where the Operating Partnership is, or can become, a significant and preferred owner and operator.

Property Sales: As part of its focused strategy, the Operating Partnership plans to sell substantially all of its properties located in the Southwestern and Western regions, using such proceeds primarily to invest in property acquisitions and development projects in its core Northeast markets. Additionally, while management's principal intention is to own and operate its properties on a long-term basis, it is constantly assessing the attributes of each of its properties, with a particular focus on the supply and demand fundamentals of the sub-markets in which they are located. Based on these ongoing assessments, the Operating Partnership may, from time to time, decide to sell any of its properties.

Financial
The Operating Partnership currently intends to maintain a ratio of debt-to-undepreciated assets (total debt of the Operating Partnership as a percentage of total undepreciated assets) of approximately 50 percent or less. As of December 31, 2000, the Operating Partnership's total debt constituted approximately 40.9 percent of total undepreciated assets of the Operating Partnership. The Operating Partnership has three investment grade credit ratings. Standard & Poor's Rating Services ("S&P") and Fitch, Inc. ("Fitch") have each assigned their BBB rating to existing and prospective senior unsecured debt of the Operating Partnership. S&P and Fitch have also assigned their BBB-rating to prospective preferred stock offerings of the Corporation. Moody's Investors Service has assigned its Baa3 rating to existing and prospective senior unsecured debt of the Operating Partnership and its Ba1 rating to prospective preferred stock offerings of the Corporation. Although there is no limit in the Operating Partnership's organizational documents on the amount of indebtedness that the Operating Partnership may incur or the requirement for maintenance of investment grade credit ratings, the Operating Partnership has entered into certain financial agreements which contain covenants that limit the Operating Partnership's ability to incur indebtedness under certain circumstances. The Operating Partnership intends to conduct its operations in order to maintain its investment grade rated status. The Operating Partnership intends to utilize the most appropriate sources of capital for future acquisitions, development, capital improvements and other investments, which may include funds from operating activities, proceeds from property sales, short-term and long-term borrowings (including draws on the Operating Partnership's revolving credit facilities), and the issuance of additional debt or equity securities.

EMPLOYEES

As of December 31, 2000, the Operating Partnership had no employees. The Corporation had over 400 employees.

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

RECENT DEVELOPMENTS

The Operating Partnership's funds from operations (after adjustment for straight-lining of rents and non-recurring charges) for the year ended December 31, 2000 was $262.1 million as compared to $244.2 million for the year ended December 31, 1999. As a result of the Operating Partnership's improved operating performance, the Corporation announced, in September 2000, a 5.2 percent increase in its quarterly dividend, commencing with the Corporation's dividend with respect to the third quarter of 2000, from $0.58 per share of Common Stock ($2.32 per share of Common Stock on an annualized basis) to $0.61 per share of Common Stock ($2.44 per share of Common Stock on an annualized basis). The Corporation declared a cash dividend of $0.61 per share on December 20, 2000 to shareholders of record as of January 4, 2001, with respect to the fourth quarter of 2000. Also, on that date, the Operating Partnership declared a cash distribution to the limited partners in the Operating Partnership of $0.61 per Unit. The dividend and distributions were paid on January 22, 2001.

In 2000, the Operating Partnership:

      o acquired five operating properties aggregating 702,876 square feet at a total cost of approximately $91.9 million;

      o placed in service two properties aggregating 339,680 square feet at a total cost of approximately $78.9 million;

      o acquired two developable land parcels at a total cost of approximately $18.3 million; and

      o sold five properties, aggregating 1,759,009 square feet, and a vacant land parcel for aggregate net sales proceeds of approximately $293.6 million.

Additionally, the Operating Partnership, through unconsolidated joint ventures, placed in service six office and office/flex buildings aggregating 317,041 square feet.

Operating Property Acquisitions

The Operating Partnership acquired the following operating properties during the year ended December 31, 2000:

------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 Investment by
                                                                                                                   Operating
Acquisition                                                                               # of     Rentable     Partnership (a)
  Date         Property/Portfolio Name        Location                                   Bldgs.   Square Feet   (in thousands)
------------------------------------------------------------------------------------------------------------------------------
Office
5/23/00        555 & 565 Taxter Road          Elmsford, Westchester County, NY              2        341,108       $42,980
6/14/00        Four Gatehall Drive            Parsippany, Morris County, NJ                 1        248,480        42,381
------------------------------------------------------------------------------------------------------------------------------
Total Office Property Acquisitions:                                                         3        589,588       $85,361
------------------------------------------------------------------------------------------------------------------------------

Office/Flex
3/24/00        Two Executive Drive (b)        Moorestown, Burlington County, NJ             1         60,800       $ 4,007
7/14/00        915 North Lenola Road (b)      Moorestown, Burlington County, NJ             1         52,488         2,542
------------------------------------------------------------------------------------------------------------------------------
Total Office/Flex Property Acquisition:                                                     2        113,288       $ 6,549
------------------------------------------------------------------------------------------------------------------------------

Total Operating Property Acquisitions:                                                      5        702,876       $91,910
==============================================================================================================================

Properties Placed in Service

The Operating Partnership placed in service the following properties through the completion of development during the year ended December 31, 2000:

------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 Investment by
                                                                                                                   Operating
Date Placed                                                                               # of     Rentable     Partnership (d)
 in Service    Property Name                  Location                                   Bldgs.   Square Feet   (in thousands)
------------------------------------------------------------------------------------------------------------------------------
Office
9/01/00        Harborside Plaza 4-A (c)       Jersey City, Hudson County, NJ                1        207,670       $61,459
9/15/00        Liberty Corner Corp. Center    Bernards Township, Somerset County, NJ        1        132,010        17,430
------------------------------------------------------------------------------------------------------------------------------

Total Properties Placed in Service:                                                         2        339,680       $78,889
==============================================================================================================================

(a) Transactions were funded primarily from net proceeds received in the sale or sales of rental property.
(b) The properties were acquired through the exercise of a purchase option obtained in the initial acquisition of the McGarvey portfolio in January 1998.
(c)   Project includes seven-story, 1,100-car parking garage.
(d) Unless otherwise noted, transactions were funded primarily through draws on the Operating Partnership's credit facilities, and amounts presented are as of December 31, 2000.

Land Acquisitions

On January 13, 2000, the Operating Partnership acquired approximately 12.7 acres of developable land located at the Operating Partnership's Airport Business Center, Lester, Delaware County, Pennsylvania. The land was acquired for approximately $2.1 million.

On August 24, 2000, the Operating Partnership entered into a joint venture with SJP Properties Operating Partnership ("SJP Properties") to form MC-SJP Morris V Realty, LLC and MC-SJP Morris VI Realty, LLC, which acquired approximately 47.5 acres of developable land located in Parsippany, Morris County, New Jersey. The land was acquired for approximately $16.2 million. The Operating Partnership accounts for the joint venture on a consolidated basis.

Property Sales

The Operating Partnership sold the following properties during the year ended December 31, 2000:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Net Sales        Net Book
Sale                                                                       # of       Rentable       Proceeds           Value
Date      Property Name                 Location                          Bldgs.    Square Feet   (in thousands)    (in thousands)
-----------------------------------------------------------------------------------------------------------------------------------
Land:
02/25/00  Horizon Center Land           Hamilton Township, Mercer
                                        County, NJ                          --       39.1 acres       $  4,180          $  1,932
Office:
04/17/00  95 Christopher Columbus Dr.   Jersey City, Hudson County, NJ      1           621,900        148,222            80,583
04/20/00  6900 IH-40 West               Amarillo, Potter County, TX         1            71,771          1,467             1,727
06/09/00  412 Mt. Kemble Avenue         Morris Twp., Morris County, NJ      1           475,100         81,981            75,439
09/21/00  Cielo Center                  Austin, Travis County, TX           1           270,703         45,785            35,749
11/15/00  210 South 16th Street (1)     Omaha, Douglas County, NE           1           319,535         11,976            12,828
-----------------------------------------------------------------------------------------------------------------------------------

Totals:                                                                     5         1,759,009       $293,611          $208,258
===================================================================================================================================

-----------------------------------------------------------------------------------------
                                                                              Gain/
Sale                                                                         (Loss)
Date      Property Name                 Location                          (in thousands)
-----------------------------------------------------------------------------------------
Land:
02/25/00  Horizon Center Land           Hamilton Township, Mercer
                                        County, NJ                           $ 2,248
Office:
04/17/00  95 Christopher Columbus Dr.   Jersey City, Hudson County, NJ        67,639
04/20/00  6900 IH-40 West               Amarillo, Potter County, TX             (260)
06/09/00  412 Mt. Kemble Avenue         Morris Twp., Morris County, NJ         6,542
09/21/00  Cielo Center                  Austin, Travis County, TX             10,036
11/15/00  210 South 16th Street (1)     Omaha, Douglas County, NE               (852)
-----------------------------------------------------------------------------------------

Totals:                                                                      $85,353
=========================================================================================

(1) In connection with the sale of the Omaha, Nebraska property, the Operating Partnership provided to the purchaser an $8.8 million mortgage loan bearing interest payable monthly at an annual rate of 9.50 percent. The loan is secured by the Omaha, Nebraska property and will mature on November 14, 2003.

Other Events

On June 27, 2000, William L. Mack was appointed Chairman of the Board of Directors of the Corporation and John J. Cali was named Chairman Emeritus of the Board of Directors of the Corporation. Brant Cali resigned as Executive Vice President, Chief Operating Officer and Assistant Secretary of the Corporation and as a member of the Board of Directors, and John R. Cali resigned as Executive Vice President, Development of the Corporation. John R. Cali was appointed to the Board of Directors of the Corporation to take the seat previously held by Brant Cali. See Note 3 to the Financial Statements.

On September 21, 2000, the Corporation and Prentiss Properties Trust, a Maryland REIT ("Prentiss"), mutually agreed to terminate the agreement and plan of merger ("Merger Agreement") dated as of June 27, 2000, among the Corporation, the Operating Partnership, Prentiss and Prentiss Properties Acquisition Partners, L.P., a Delaware limited partnership of which Prentiss (through a wholly-owned direct subsidiary) is the sole general partner ("Prentiss Partnership"). In connection with such termination, the Operating Partnership deposited $25.0 million into escrow for the benefit of Prentiss and Prentiss Partnership. Simultaneous with the termination, the Operating Partnership sold to Prentiss its 270,703 square-foot Cielo Center property located in Austin, Travis County, Texas, and recognized a gain on the sale of approximately $10.0 million.

FINANCING ACTIVITY

Issuances of Senior Unsecured Notes

On December 21, 2000, the Operating Partnership issued $15.0 million of 7.835 percent senior unsecured notes due December 15, 2010 with interest payable semi-annually in arrears. The total proceeds from the issuance (net of selling commissions) of approximately $14.9 million were used primarily to pay down outstanding borrowings under the Prudential Facility, as defined in Note 9 to the Financial Statements.

In January 2001, the Operating Partnership issued $300.0 million face amount of
7.75 percent senior unsecured notes due February 15, 2011 with interest payable semi-annually in arrears. The total proceeds from the issuance (net of selling commissions and discount) of approximately $296.3 million were used to pay down outstanding borrowings under the 2000 Unsecured Facility, as defined below. The senior unsecured notes were issued at a discount of approximately $1.7 million.

Revolving Credit Facility

On June 22, 2000, the Operating Partnership obtained an unsecured revolving credit facility ("2000 Unsecured Facility") with a current borrowing capacity of $800.0 million from a group of 24 lenders. The interest rate on outstanding borrowings under the credit line is currently the London Inter-Bank Offered Rate ("LIBOR") plus 80 basis points. The Operating Partnership may instead elect an interest rate representing the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points. The 2000 Unsecured Facility also requires a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears. In the event of a change in the Operating Partnership's unsecured debt rating, the interest rate and facility fee will be changed on a sliding scale. Subject to certain conditions, the Operating Partnership has the ability to increase the borrowing capacity of the credit line up to $1.0 billion. The 2000 Unsecured Facility matures in June 2003, with an extension option of one year, which would require a payment of 25 basis points of the then borrowing capacity of the credit line upon exercise.

Stock Repurchases

On August 6, 1998, the Board of Directors of the Corporation authorized a share repurchase program ("Repurchase Program") under which the Corporation was permitted to purchase up to $100.0 million of the Corporation's outstanding common stock. Under the Repurchase Program, the Corporation purchased for constructive retirement 1,869,200 shares of its outstanding common stock for an aggregate cost of approximately $52.6 million through September 12, 2000.

On September 13, 2000, the Board of Directors of the Corporation authorized an increase to the Repurchase Program under which the Corporation is permitted to purchase up to an additional $150.0 million of the Corporation's outstanding common stock above the $52.6 million that had previously been purchased. From that date through February 15, 2001 the Corporation purchased for constructive retirement 2,098,300 shares of its outstanding common stock for an aggregate cost of approximately $57.5 million under the Repurchase Program. The Corporation has authorization to repurchase up to an additional $92.5 million of its outstanding common stock which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

RISK FACTORS

Our results from operations and ability to make distributions on our equity and debt service on our indebtedness may be affected by the risk factors set forth below. All investors should consider the following risk factors before deciding to purchase securities of the Operating Partnership. The Operating Partnership refers to itself as "we" or "our" in the following risk factors and in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Disruption in Operations Due to Year 2000 Problems".

We are dependent upon the economics of the Northeastern office markets.
A majority of our revenues are derived from our properties located in the Northeast, particularly in New Jersey, New York, Pennsylvania and Connecticut. Adverse economic developments in this region could adversely impact the operations of our properties and, therefore, our profitability. Because our portfolio consists primarily of office and office/flex buildings (as compared to a more diversified real estate portfolio), a decline in the economy and/or a decline in the demand for office space may adversely affect our ability to make distributions or payments to our investors.

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

Property ownership through joint ventures could subject us to the contrary business objectives of our co-venturers: We, from time to time, invest in joint ventures or partnerships in which we do not hold a controlling interest. These investments involve risks that do not exist with properties in which we own a controlling interest, including the possibility that our co-venturers or partners may, at any time, have business, economic or other objectives that are inconsistent with our objectives. Because we lack a controlling interest, our co-venturers or partners may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives. Our organizational documents do not limit the amount of available funds that we may invest in joint ventures or partnerships. If the objectives of our co-venturers or partners are inconsistent with ours, it may adversely affect our ability to make distributions or payments to our investors.

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

As of December 31, 2000, we had total outstanding indebtedness of $1.6 billion comprised of $798.1 million of senior unsecured notes, outstanding borrowings of $348.8 million under our unsecured $800.0 million revolving credit facility and approximately $481.6 million of mortgage indebtedness. We may have to refinance the principal due on our indebtedness at maturity, and we may not be able to refinance any indebtedness we incur in the future.

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

Rising interest rates may adversely affect our cash flow: Outstanding borrowings of approximately $348.8 million (as of December 31, 2000) under our revolving credit facilities and approximately $32.2 million (as of December 31, 2000) of our mortgage indebtedness bear interest at variable rates. We may incur additional indebtedness in the future that also bears interest at variable rates. Variable rate debt creates higher debt service requirements if market interest rates increase. Higher debt service requirements could adversely affect our ability to make distributions or payments to our investors or cause us to default under certain debt covenants.

Our degree of leverage could adversely affect our cash flow: We fund acquisition opportunities and development partially through short-term borrowings (including our revolving credit facilities), as well as from proceeds from property sales and undistributed cash. We expect to refinance projects purchased with short-term debt either with long-term indebtedness or equity financing depending upon the economic conditions at the time of refinancing. The Board of Directors of Mack-Cali Realty Corporation, our general partner, has a general policy of limiting the ratio of our indebtedness to total undepreciated assets (total debt as a percentage of total undepreciated assets) to 50 percent or less, although there is no limit in Mack-Cali Realty Corporation's or our organizational documents on the amount of indebtedness that we may incur. However, we have entered into certain financial agreements which contain financial and operating covenants that limit our ability under certain circumstances to incur additional secured and unsecured indebtedness. The Board of Directors could alter or eliminate its current policy on borrowing at any time in its discretion. If this policy were changed, we could become more highly leveraged, resulting in an increase in debt service that could adversely affect our cash flow and our ability to make distributions or payments to our investors and could cause an increased risk of default on our obligations.

Any unsecured indebtedness that we may issue is effectively subordinated to our secured indebtedness and indebtedness of our subsidiaries: Any unsecured indebtedness that we may issue will be effectively subordinated to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness and indebtedness of our subsidiaries. As of December 31, 2000, our total secured indebtedness (including secured indebtedness issued by our subsidiaries) was approximately $481.6 million. Consequently, in the event we are involved in a bankruptcy, liquidation, dissolution, reorganization or similar proceeding, the holders of any secured indebtedness will be entitled to proceed against the collateral that secures any such secured indebtedness, and such collateral will not be available for satisfaction of any amounts owned under our unsecured indebtedness, including the notes. In addition, in the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding of our subsidiaries, holders of indebtedness of our subsidiaries (whether secured or unsecured) and trade creditors of our subsidiaries generally will be entitled to payment of their claims from the assets of those subsidiaries before any assets are made available for distribution to us.

We are dependent on our key personnel whose continued service is not guaranteed.

We are dependent upon our executive officers for strategic business direction and real estate experience. While we believe that we could find replacements for these key personnel, loss of their services could adversely affect our operations. We have entered into an employment agreement (including non-competition provisions) which provides for a continuous four-year employment term with each of Mitchell E. Hersh, Timothy M. Jones, Barry Lefkowitz and Roger
W. Thomas. We also have entered into an employment agreement (including non-competition provisions) with Michael A. Grossman which provides for an initial three year employment term and a continuous one-year term from and after the two-year anniversary of the execution of the agreement. We do not have key man life insurance for our executive officers.

Consequences of failure to qualify as a real estate investment trust could adversely affect our financial condition.

Failure to maintain ownership limits could cause us to lose our qualification as a real estate investment trust: In order for Mack-Cali Realty Corporation to maintain its qualification as a real estate investment trust, not more than 50 percent in value of its outstanding stock may be actually and/or constructively owned by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities). Mack-Cali Realty Corporation limited the ownership of the outstanding shares of its common stock by any single stockholder to 9.8 percent of the outstanding shares of its common stock. The Board of Directors of Mack-Cali Realty Corporation could waive this restriction if it was satisfied, based upon the advice of tax counsel or otherwise, that such action would be in the best interests of Mack-Cali Realty Corporation and would not affect its qualifications as a real estate investment trust. Common stock of Mack-Cali Realty Corporation acquired or transferred in breach of the limitation may be redeemed by Mack-Cali Realty Corporation for the lesser of the price paid and the average closing price for the 10 trading days immediately preceding redemption or sold at the direction of Mack-Cali Realty Corporation. Mack-Cali Realty Corporation may elect to redeem such shares of common stock for limited partnership units, which are nontransferable except in very limited circumstances. Any transfer of shares of common stock which, as a result of such transfer, causes Mack-Cali Realty Corporation to be in violation of any ownership limit will be deemed void. Although Mack-Cali Realty Corporation currently intends to continue to operate in a manner which will enable Mack-Cali Realty Corporation to continue to qualify as a real estate investment trust, it is possible that future economic, market, legal, tax or other considerations may cause Mack-Cali Realty Corporation's Board of Directors to revoke the election for Mack-Cali Realty Corporation to qualify as a real estate investment trust. Under Mack-Cali Realty Corporation's organizational documents, its Board of Directors can make such revocation without the consent of Mack-Cali Realty Corporation's stockholders.

In addition, the consent of the holders of at least 85 percent of our partnership units is required: (i) to merge (or permit the merger of) us with another unrelated person, pursuant to a transaction in which we are not the surviving entity; (ii) to dissolve, liquidate or wind us up; or (iii) to convey or otherwise transfer all or substantially all of our assets. As of December 31, 2000, Mack-Cali Realty Corporation, as our general partner, owned approximately
79.9 percent of our outstanding partnership units (assuming conversion of all preferred limited partnership units).

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

A loss of Mack-Cali Realty Corporation's status as a real estate investment trust could have an adverse effect on us. Failure to qualify as a real estate investment trust also would eliminate the requirement that Mack-Cali Realty Corporation pay dividends to our stockholders.

Other tax liabilities: Even if Mack-Cali Realty Corporation qualifies as a real estate investment trust, it is subject to certain federal, state and local taxes on our income and property and, in some circumstances, certain other state taxes. Our net income from third party management and tenant improvements, if any, also may be subject to federal income tax.

Risk of changes in the tax law applicable to real estate investment trusts:
Since the Internal Revenue Service, the United States Treasury Department and Congress frequently review federal income tax legislation, we cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted. Any of such legislative action may prospectively or retroactively modify our and Mack-Cali Realty Corporation's tax treatment and, therefore, may adversely affect taxation of us, Mack-Cali Realty Corporation, and/or investors.

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

Disclosure Regarding Forward-Looking Statements

The Operating Partnership considers portions of this information to be forward-looking statements. Such forward-looking statements relate to, without limitation, the Operating Partnership's future economic performance, plans and objectives for future operations and projections of revenue and other financial items. Forward-looking statements can be identified by the use of words such as "may," "will," "should," "expect," "anticipate," "estimate" or "continue" or comparable terminology. Forward-looking statements are inherently subject to risks and uncertainties, many of which the Operating Partnership cannot predict with accuracy and some of which the Operating Partnership might not even anticipate. Although the Operating Partnership believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. See "Risk Factors" for a discussion of important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those presented in the forward-looking statements.

ITEM 2. PROPERTIES

PROPERTY LIST

As of December 31, 2000, the Operating Partnership's Consolidated Properties consisted of 248 in-service office, office/flex and industrial/warehouse properties, ranging from one to 20 stories, as well as two multi-family residential properties, two stand-alone retail properties and three land leases. The Consolidated Properties are located primarily in the Northeast. The Consolidated Properties are easily accessible from major thoroughfares and are in close proximity to numerous amenities. The Consolidated Properties contain a total of approximately 26.7 million square feet, with the individual properties ranging from approximately 6,200 to 761,200 square feet. The Consolidated Properties, managed by on-site employees, generally have attractively landscaped sites, atriums and covered parking in addition to quality design and construction. The Operating Partnership's tenants include many service sector employers, including a large number of professional firms and national and international businesses. The Operating Partnership believes that all of its properties are well-maintained and do not require significant capital improvements.

                                Property Listing

                                Office Properties

                                                                                                              Percentage
                                                                                                             of Total 2000
                                                                 Percentage                                      Office,
                                                        Net        Leased         2000           2000         Office/Flex,
                                                     Rentable      as of          Base         Effective     and Industrial/
Property                                   Year        Area       12/31/00        Rent           Rent           Warehouse
Location                                   Built     (Sq. Ft.)     (%)(1)    ($000's)(2)(6)  ($000's)(3)(6)   Base Rent (%)
----------------------------------------------------------------------------------------------------------------------------
ATLANTIC COUNTY, NEW JERSEY
Egg Harbor
100 Decadon Drive......................    1987       40,422        82.1            770           755              0.16
200 Decadon Drive......................    1991       39,922        95.3            728           687              0.15

BERGEN COUNTY, NEW JERSEY
Fair Lawn
17-17 Route 208 North..................    1987      143,000        98.3          3,498         3,381              0.72
Fort Lee
One Bridge Plaza.......................    1981      200,000        93.5          4,853         4,591              1.00

2115 Linwood Avenue....................    1981       68,000        99.7          1,255         1,132              0.26

Little Ferry
200 Riser Road.........................    1974      286,628       100.0          1,869         1,869              0.39

Montvale
95 Chestnut Ridge Road.................    1975       47,700       100.0            569           569              0.12
135 Chestnut Ridge Road................    1981       66,150        99.7            915           843              0.19


Paramus
15 East Midland Avenue.................    1988      259,823       100.0          6,731         6,727              1.39
461 From Road..........................    1988      253,554        99.8          6,036         6,027              1.25
650 From Road..........................    1978      348,510        87.5          7,290         7,261              1.50
140 Ridgewood Avenue ..................    1981      239,680       100.0          5,266         5,211              1.09

61 South Paramus Avenue................    1985      269,191       100.0          6,124         5,683              1.26
Rochelle Park
120 Passaic Street.....................    1972       52,000        99.6            954           933              0.20
365 West Passaic Street................    1976      212,578        95.7          3,907         3,636              0.81

Saddle River
1 Lake Street.......................... 1973/94      474,801       100.0          7,465         7,465              1.54
Upper Saddle River
10 Mountainview Road...................    1986      192,000       100.0          3,972         3,909              0.82




                                                         2000
                                            2000         Average    Tenants Leasing 10%
                                           Average      Effective   or More of Net
                                          Base Rent       Rent      Rentable Area Per
Property                                 Per Sq. Ft.   Per Sq. Ft.  Property as of
Location                                  ($)(4)(6)    ($)(5)(6)    12/31/00 (6)
------------------------------------------------------------------------------------------------------------------------------------
ATLANTIC COUNTY, NEW JERSEY
Egg Harbor
100 Decadon Drive......................    23.20          22.75     Computer Sciences Corp. (81%)
200 Decadon Drive......................    19.13          18.06     Computer Sciences Corp. (45%), Advanced Casino Systems
                                                                    Corp. (33%), Dimensions International Inc. (15%)
BERGEN COUNTY, NEW JERSEY
Fair Lawn
17-17 Route 208 North..................    24.88          24.05     Lonza, Inc. (63%), Boron-Lepore Assoc., Inc. (16%)
Fort Lee
One Bridge Plaza.......................    25.95          24.55     PricewaterhouseCoopers, LLP (35%), Broadview Associates LLP
                                                                    (16%), Bozell Worldwide, Inc. (16%)
2115 Linwood Avenue....................    18.51          16.70     US Depot Inc. (23%), Ameribrom Inc. (14%), Mack Management
                                                                    & Construction (11%), Morgan Stanley Dean Witter (10%)
Little Ferry
200 Riser Road.........................     6.52           6.52     Ford Motor Company (34%), Dassault Falcon Jet Corp. (33%),
                                                                    Sanyo Fischer Services Corp. (33%)
Montvale
95 Chestnut Ridge Road.................    11.93          11.93     Aventis Environmental Science (100%)
135 Chestnut Ridge Road................    13.87          12.78     Paychex Inc. (45%), Automated Resources Group Inc. (26%),
                                                                    Sys-Con Publications Inc. (11%), Lexmark International
                                                                    (10%)
Paramus
15 East Midland Avenue.................    25.91          25.89     Cellular Telephone Company (100%)
461 From Road..........................    23.85          23.82     Toys 'R' Us, Inc. (96%)
650 From Road..........................    23.91          23.81     Movado Group Inc. (17%), Long Beach Acceptance Corp. (10%)
140 Ridgewood Avenue ..................    21.97          21.74     Cellular Telephone Company (57%), Smith Barney Shearson Inc.
                                                                    (19%)
61 South Paramus Avenue................    22.75          21.11     --
Rochelle Park
120 Passaic Street.....................    18.42          18.01     SBC Telecom Inc. (53%), Cantor Fitzgerald LP (46%)
365 West Passaic Street................    19.20          17.87     United Retail Inc. (31%), Catalina Marketing Corp. (10%),
                                                                    Regulus LLC (10%)
Saddle River
1 Lake Street..........................    15.72          15.72     Prentice-Hall Inc. (100%)
Upper Saddle River
10 Mountainview Road...................    20.69          20.36     Thomson Minwax Company (23%), Professional Detailing Inc.
                                                                    (20%), Corning Life Sciences Inc. (15%), ITT Fluid Technology
                                                                    (14%), Pearson Education (14%)

                                Property Listing

                                Office Properties
                                   (Continued)

                                                                                                              Percentage
                                                                                                             of Total 2000
                                                                 Percentage                                      Office,
                                                        Net        Leased         2000           2000         Office/Flex,
                                                     Rentable      as of          Base         Effective     and Industrial/
Property                                   Year        Area       12/31/00        Rent           Rent           Warehouse
Location                                   Built     (Sq. Ft.)     (%)(1)    ($000's)(2)(6)  ($000's)(3)(6)   Base Rent (%)
----------------------------------------------------------------------------------------------------------------------------
Woodcliff Lake
400 Chestnut Ridge Road................    1982       89,200       100.0          2,131         2,131              0.44
470 Chestnut Ridge Road................    1987       52,500       100.0          1,192         1,192              0.25
530 Chestnut Ridge Road................    1986       57,204       100.0          1,166         1,166              0.24
50 Tice Boulevard......................    1984      235,000        95.5          4,881         4,291              1.01
300 Tice Boulevard.....................    1991      230,000       100.0          4,967         4,920              1.02

BURLINGTON COUNTY, NEW JERSEY
Moorestown
224 Strawbridge Drive..................    1984       74,000        98.1          1,368         1,094              0.28

228 Strawbridge Drive..................    1984       74,000       100.0          1,434         1,081              0.30

ESSEX COUNTY, NEW JERSEY
Millburn
150 J.F. Kennedy Parkway...............    1980      247,476       100.0          6,182         6,127              1.28

Roseland
101 Eisenhower Parkway.................    1980      237,000        97.5          4,200         3,899              0.87

103 Eisenhower Parkway.................    1985      151,545       100.0          3,350         3,059              0.69



HUDSON COUNTY, NEW JERSEY
Jersey City
95 Christopher Columbus Drive (8)......    1989           --          --          3,850         3,844              0.79
Harborside Financial Center Plaza 1....    1983      400,000        99.0          3,336         3,333              0.69
Harborside Financial Center Plaza 2....    1990      761,200       100.0         18,523        17,908              3.82

Harborside Financial Center Plaza 3....    1990      725,600       100.0         17,654        17,067              3.64
Harborside Financial Center
  Plaza 4-A (7)........................    2000      207,670        88.7          1,279         1,225              0.26


                                                          2000
                                             2000         Average    Tenants Leasing 10%
                                            Average      Effective   or More of Net
                                           Base Rent       Rent      Rentable Area Per
Property                                  Per Sq. Ft.   Per Sq. Ft.  Property as of
Location                                   ($)(4)(6)    ($)(5)(6)    12/31/00 (6)
------------------------------------------------------------------------------------------------------------------------------------
Woodcliff Lake
400 Chestnut Ridge Road................     23.89          23.89     Timeplex, Inc. (100%)
470 Chestnut Ridge Road................     22.70          22.70     Andermatt LP (100%)
530 Chestnut Ridge Road................     20.38          20.38     KPMG Peat Marwick, LLP (100%)
50 Tice Boulevard......................     21.75          19.12     Syncsort, Inc. (25%)
300 Tice Boulevard.....................     21.60          21.39     Chase Home Mortgage Corp. (25%), Medco Containment
                                                                     Services (20%), Comdisco, Inc. (13%), NYCE Corp. (11%)
BURLINGTON COUNTY, NEW JERSEY
Moorestown
224 Strawbridge Drive..................     18.84          15.07     Allstate Insurance Company (49%), Harleysville Mutual
                                                                     Insurance (27%)
228 Strawbridge Drive..................     19.38          14.61     Cendant Mortgage Corporation (100%)

ESSEX COUNTY, NEW JERSEY
Millburn
150 J.F. Kennedy Parkway...............     24.98          24.76     KPMG Peat Marwick, LLP (42%), Budd Larner Gross Et Al
                                                                     (23%)
Roseland
101 Eisenhower Parkway.................     18.18          16.87     Arthur Andersen, LLP (31%), Brach, Eichler, Rosenberg, Silver,
                                                                     Bernstein & Hammer (13%)
103 Eisenhower Parkway.................     22.11          20.19     Chelsea GCA Realty Corp. (18%), Lum, Danzis, Drasco
                                                                     Positan & Kleinberg (15%), Netplex Group Inc. (12%),
                                                                     Salomon Smith Barney, Inc. (11%)

HUDSON COUNTY, NEW JERSEY
Jersey City
95 Christopher Columbus Drive (8)......        --             --     --
Harborside Financial Center Plaza 1....      8.42           8.42     Bankers Trust Harborside, Inc. (96%)
Harborside Financial Center Plaza 2....     24.33          23.53     Morgan Stanley Dean Witter (35%), Dow Jones Telerate Systems,
                                                                     Inc. (24%), DLJ Securities Corp. (15%), Lewco Securities (11%)
Harborside Financial Center Plaza 3....     24.33          23.52     AICPA (34%), BTM Information Services, Inc. (19%)
Harborside Financial Center
  Plaza 4-A (7)........................     36.44(9)       34.90(9)  Waterhouse Securities Inc. (89%)

                                Property Listing

                                Office Properties
                                   (Continued)

                                                                                                              Percentage
                                                                                                             of Total 2000
                                                                 Percentage                                      Office,
                                                        Net        Leased         2000           2000         Office/Flex,
                                                     Rentable      as of          Base         Effective     and Industrial/
Property                                   Year        Area       12/31/00        Rent           Rent           Warehouse
Location                                   Built     (Sq. Ft.)     (%)(1)    ($000's)(2)(6)  ($000's)(3)(6)   Base Rent (%)
----------------------------------------------------------------------------------------------------------------------------
MERCER COUNTY, NEW JERSEY
Princeton
103 Carnegie Center....................    1984       96,000       100.0          2,302         2,124              0.47

100 Overlook Center ...................    1988      149,600        88.9          3,338         3,285              0.69

5 Vaughn Drive.........................    1987       98,500       100.0          2,312         2,163              0.48



MIDDLESEX COUNTY, NEW JERSEY
East Brunswick
377 Summerhill Road....................    1977       40,000       100.0            373           370              0.08
Plainsboro
500 College Road East..................    1984      158,235       100.0          3,404         3,374              0.70

South Brunswick
3 Independence Way.....................    1983      111,300       100.0          2,166         2,116              0.45
Woodbridge
581 Main Street........................    1991      200,000       100.0          4,699         4,617              0.97


MONMOUTH COUNTY, NEW JERSEY
Neptune
3600 Route 66..........................    1989      180,000       100.0          2,410         2,410              0.50
Wall Township
1305 Campus Parkway....................    1988       23,350        82.3            472           460              0.10

1350 Campus Parkway....................    1990       79,747        99.9          1,393         1,295              0.29




MORRIS COUNTY, NEW JERSEY
Florham Park
325 Columbia Turnpike..................    1987      168,144       100.0          4,107         3,684              0.85




                                                          2000
                                             2000         Average    Tenants Leasing 10%
                                            Average      Effective   or More of Net
                                           Base Rent       Rent      Rentable Area Per
Property                                  Per Sq. Ft.   Per Sq. Ft.  Property as of
Location                                   ($)(4)(6)    ($)(5)(6)    12/31/00 (6)
------------------------------------------------------------------------------------------------------------------------------------
MERCER COUNTY, NEW JERSEY
Princeton
103 Carnegie Center....................     23.98          22.13     Ronin Development Corp. (15%), R.G. Vanderweil
                                                                     Engineers (14%), Kurt Salmon Assoc. Inc. (11%)
100 Overlook Center ...................     25.10          24.70     Regus Business Centre Corp. (26%), Xerox Corporation (23%),
                                                                     Paine Webber Inc. (14%)
5 Vaughn Drive.........................     23.47          21.96     U.S. Trust Company of NJ (19%), Princeton Venture Research
                                                                     Corp. (14%), Villeroy & Boch Tableware Ltd. (14%),
                                                                     Woodrow Wilson National Fellowship Foundation (14%)

MIDDLESEX COUNTY, NEW JERSEY
East Brunswick
377 Summerhill Road....................      9.33           9.25     Greater New York Mutual Insurance Company (100%)
Plainsboro
500 College Road East..................     21.51          21.32     SSB Realty, LLC (72%), Buchanan Ingersoll P.C. (17%),
                                                                     PNC Bank, N.A. (10%)
South Brunswick
3 Independence Way.....................     19.46          19.01     Merrill Lynch Pierce Fenner & Smith (84%)
Woodbridge
581 Main Street........................     23.50          23.09     First Investors Management Company, Inc. (38%), Cast North
                                                                     America Ltd. (11%)

MONMOUTH COUNTY, NEW JERSEY
Neptune
3600 Route 66..........................     13.39          13.39     United States Life Insurance Company (100%)
Wall Township
1305 Campus Parkway....................     24.56          23.94     Waterford Wedgewood USA Inc. (41%), McLaughlin, Bennett,
                                                                     Gelson (35%)
1350 Campus Parkway....................     17.49          16.26     Meridan Health Realty Corp. (22%), Milestone Material Inc.
                                                                     (18%), Stephen E. Gertler Law Office (17%), Amper Politzner &
                                                                     Mattia PA (11%), Health Care Software (11%),
                                                                     Sportsgolf L.L.C. (11%)

MORRIS COUNTY, NEW JERSEY
Florham Park
325 Columbia Turnpike..................     24.43          21.91     Bressler Amery & Ross (24%), Salomon Smith Barney Inc.
                                                                     (13%), Atlantic Health Systems (12%), Dun & Bradstreet
                                                                     Inc. (12%)

                                Property Listing

                                Office Properties
                                   (Continued)

                                                                                                              Percentage
                                                                                                             of Total 2000
                                                                 Percentage                                      Office,
                                                        Net        Leased         2000           2000         Office/Flex,
                                                     Rentable      as of          Base         Effective     and Industrial/
Property                                   Year        Area       12/31/00        Rent           Rent           Warehouse
Location                                   Built     (Sq. Ft.)     (%)(1)    ($000's)(2)(6)  ($000's)(3)(6)   Base Rent (%)
----------------------------------------------------------------------------------------------------------------------------
Morris Plains
250 Johnson Road.......................    1977       75,000       100.0          1,300         1,264              0.27
201 Littleton Road.....................    1979       88,369       100.0          1,880         1,860              0.39

Morris Township
340 Mt. Kemble Avenue..................    1985      387,000       100.0          5,530         5,530              1.14
412 Mt. Kemble Avenue (8)..............    1986           --          --          3,030         3,030              0.63
Parsippany
7 Campus Drive.........................    1982      154,395       100.0          2,552         2,551              0.53
8 Campus Drive ........................    1987      215,265       100.0          5,517         5,324              1.14

2 Dryden Way...........................    1990        6,216       100.0             67            67              0.01
4 Gatehall Drive (7)...................    1988      248,480        90.8          3,170         3,170              0.65

2 Hilton Court.........................    1991      181,592       100.0          4,693         4,656              0.97

600 Parsippany Road....................    1978       96,000       100.0          1,583         1,499              0.33
1 Sylvan Way...........................    1989      150,557       100.0          3,507         3,103              0.72
5 Sylvan Way...........................    1989      151,383       100.0          3,519         3,459              0.73

7 Sylvan Way...........................    1987      145,983       100.0          2,919         2,919              0.60

PASSAIC COUNTY, NEW JERSEY
Clifton
777 Passaic Avenue.....................    1983       75,000        89.1            954           857              0.20
Totowa
999 Riverview Drive....................    1988       56,066       100.0          1,014           946              0.21

Wayne
201 Willowbrook Boulevard..............    1970      178,329        99.0          2,407         2,392              0.50



                                                           2000
                                              2000         Average    Tenants Leasing 10%
                                             Average      Effective   or More of Net
                                            Base Rent       Rent      Rentable Area Per
Property                                   Per Sq. Ft.   Per Sq. Ft.  Property as of
Location                                    ($)(4)(6)    ($)(5)(6)    12/31/00 (6)
------------------------------------------------------------------------------------------------------------------------------------
Morris Plains
250 Johnson Road.......................      17.33          16.85     Electronic Data Systems Corp. (100%)
201 Littleton Road.....................      21.27          21.05     Xerox Corporation (50%), Willis Corroon Corp. of New Jersey
                                                                      (20%), Bozell Worldwide Inc. (19%), CHEP USA (11%)
Morris Township
340 Mt. Kemble Avenue..................      14.29          14.29     AT&T Corporation (100%)
412 Mt. Kemble Avenue (8)..............         --             --     --
Parsippany
7 Campus Drive.........................      16.53          16.52     Nabisco Inc. (100%)
8 Campus Drive ........................      25.63          24.73     Prudential Insurance Co. (31%), Bay Networks Inc. (27%), MCI
                                                                      Telecommunications Corp. (18%), Ayco Company L.P. (13%)
2 Dryden Way...........................      10.78          10.78     Bright Horizons Childrens Center (100%)
4 Gatehall Drive (7)...................      25.51          25.51     J.B. Hanauer & Company (20%), Royal Indemnity Company
                                                                      (13%), Toyota Motor Credit Corp. (12%)
2 Hilton Court.........................      25.84          25.64     Deloitte & Touche USA LLP (64%), Northern Telecom Inc.
                                                                      (16%), Sankyo Parke Davis (11%)
600 Parsippany Road....................      16.49          15.61     Exario Networks Inc. (36%), Sharemax.com (32%)
1 Sylvan Way...........................      23.29          20.61     Cendant Operations Inc. (99%)
5 Sylvan Way...........................      23.25          22.85     Integrated Communications (41%), Experian Information Solution
                                                                      (15%), DRS Technologies Inc. (12%)
7 Sylvan Way...........................      20.00          20.00     Nabisco Inc. (100%)

PASSAIC COUNTY, NEW JERSEY
Clifton
777 Passaic Avenue.....................      14.28          12.82     Grosvenor Marketing Ltd. (10%)
Totowa
999 Riverview Drive....................      18.09          16.87     Medical Logistics Inc. (36%), Telsource Corporation (19%),
                                                                      Humana Press (15%), Bankers Financial Corp. (10%)
Wayne
201 Willowbrook Boulevard..............      13.63          13.55     The Grand Union Company (76%), Woodward-Clyde Consultants
                                                                      (23%)

                                Property Listing

                                Office Properties
                                   (Continued)

                                                                                                              Percentage
                                                                                                             of Total 2000
                                                                 Percentage                                      Office,
                                                        Net        Leased         2000           2000         Office/Flex,
                                                     Rentable      as of          Base         Effective     and Industrial/
Property                                   Year        Area       12/31/00        Rent           Rent           Warehouse
Location                                   Built     (Sq. Ft.)     (%)(1)    ($000's)(2)(6)  ($000's)(3)(6)   Base Rent (%)
----------------------------------------------------------------------------------------------------------------------------
SOMERSET COUNTY, NEW JERSEY
Basking Ridge
222 Mt. Airy Road......................    1986       49,000       100.0            745           692              0.15
233 Mt. Airy Road......................    1987       66,000       100.0            762           712              0.16
Bernards
106 Allen Road (7).....................    2000      132,010        72.5            279           234              0.06
Bridgewater
721 Route 202/206......................    1989      192,741       100.0          4,286         4,142              0.88

UNION COUNTY, NEW JERSEY
Clark
100 Walnut Avenue......................    1985      182,555        97.5          4,568         4,001              0.94

Cranford
6 Commerce Drive.......................    1973       56,000        93.0          1,029           964              0.21
11 Commerce Drive (6)..................    1981       90,000        93.2          1,023           908              0.21
12 Commerce Drive......................    1967       72,260        96.3            604           603              0.12
20 Commerce Drive......................    1990      176,600       100.0          4,065         3,674              0.84

65 Jackson Drive.......................    1984       82,778       100.0          1,600         1,213              0.33


New Providence
890 Mountain Road......................    1977       80,000       100.0          2,250         2,238              0.46


----------------------------------------------------------------------------------------------------------------------------
Total New Jersey Office                           11,430,809        98.0        229,544       220,922             47.39
----------------------------------------------------------------------------------------------------------------------------

DUTCHESS COUNTY, NEW YORK
Fishkill
300 South Lake Drive...................    1987      118,727        97.3          2,184         2,157              0.45

NASSAU COUNTY, NEW YORK
North Hempstead
600 Community Drive....................    1983      206,274       100.0          4,808         4,808              0.99
111 East Shore Road....................    1980       55,575       100.0          1,518         1,514              0.31


                                                          2000
                                             2000         Average    Tenants Leasing 10%
                                            Average      Effective   or More of Net
                                           Base Rent       Rent      Rentable Area Per
Property                                  Per Sq. Ft.   Per Sq. Ft.  Property as of
Location                                   ($)(4)(6)    ($)(5)(6)    12/31/00 (6)
------------------------------------------------------------------------------------------------------------------------------------
SOMERSET COUNTY, NEW JERSEY
Basking Ridge
222 Mt. Airy Road......................     15.20          14.12     Avaya Inc. (100%)
233 Mt. Airy Road......................     11.55          10.79     Avaya Inc. (100%)
Bernards
106 Allen Road (7).....................     24.84(9)       20.83(9)  KPMG Consulting LLC (59%)
Bridgewater
721 Route 202/206......................     22.24          21.49     Allstate Insurance Company (37%), Norris, McLaughlin &
                                                                     Marcus, PA (30%)
UNION COUNTY, NEW JERSEY
Clark
100 Walnut Avenue......................     25.66          22.48     CAP Gemini America Inc. (54%), Equitable Life Assurance
                                                                     (10%), Mastercare Companies Inc. (10%)
Cranford
6 Commerce Drive.......................     19.76          18.51     Kendle International Inc. (50%)
11 Commerce Drive (6)..................     12.20          10.82     Northeast Administrators (10%)
12 Commerce Drive......................      8.68           8.67     Dames & Moore (40%), Registrar & Transfer Company (36%)
20 Commerce Drive......................     23.02          20.80     Public Service Electric & Gas Company (26%), Quintiles Inc.
                                                                     (21%)
65 Jackson Drive.......................     19.33          14.65     Kraft General Foods, Inc. (35%), Allstate Insurance Company
                                                                     (27%), Procter & Gamble Distribution Co., Inc. (18%), Provident
                                                                     Companies Inc. (14%)
New Providence
890 Mountain Road......................     28.13          27.98     Aspen Technology Inc. (52%), Dun & Bradstreet (27%), K Line
                                                                     America, Inc. (16%)

------------------------------------------------------------------------------------------------------------------------------------
Total New Jersey Office                     21.01          20.22
------------------------------------------------------------------------------------------------------------------------------------

DUTCHESS COUNTY, NEW YORK
Fishkill
300 South Lake Drive...................     18.91          18.67     Allstate Insurance Company (16%)

NASSAU COUNTY, NEW YORK
North Hempstead
600 Community Drive....................     23.31          23.31     CMP Media, Inc. (100%)
111 East Shore Road....................     27.31          27.24     Administrators For The Professions, Inc. (100%)

                                Property Listing

                                Office Properties
                                   (Continued)

                                                                                                              Percentage
                                                                                                             of Total 2000
                                                                 Percentage                                      Office,
                                                        Net        Leased         2000           2000         Office/Flex,
                                                     Rentable      as of          Base         Effective     and Industrial/
Property                                   Year        Area       12/31/00        Rent           Rent           Warehouse
Location                                   Built     (Sq. Ft.)     (%)(1)    ($000's)(2)(6)  ($000's)(3)(6)   Base Rent (%)
----------------------------------------------------------------------------------------------------------------------------
ROCKLAND COUNTY, NEW YORK
Suffern
400 Rella Boulevard....................    1988      180,000        99.8          3,631         3,463              0.75


WESTCHESTER COUNTY, NEW YORK
Elmsford
100 Clearbrook Road (6)................    1975       60,000        91.7            938           869              0.19
101 Executive Boulevard................    1971       50,000        79.3            801           772              0.17

555 Taxter Road (7)....................    1986      170,554       100.0          2,457         2,457              0.51

565 Taxter Road (7)....................    1988      170,554        86.6          2,052         2,047              0.42

570 Taxter Road........................    1972       75,000        96.5          1,456         1,398              0.30

Hawthorne
30 Saw Mill River Road.................    1982      248,400       100.0          5,215         4,301              1.07
1 Skyline Drive........................    1980       20,400        99.0            300           289              0.06
2 Skyline Drive........................    1987       30,000        98.9            479           435              0.10
7 Skyline Drive........................    1987      109,000       100.0          2,196         2,193              0.45
17 Skyline Drive.......................    1989       85,000       100.0          1,233         1,233              0.25

Tarrytown
200 White Plains Road..................    1982       89,000        88.1          1,734         1,581              0.36

220 White Plains Road..................    1984       89,000        95.4          2,117         2,020              0.44
White Plains
1 Barker Avenue........................    1975       68,000        99.0          1,605         1,568              0.33

3 Barker Avenue........................    1983       65,300        93.3          1,251         1,217              0.26

50 Main Street.........................    1985      309,000        99.6          7,641         7,216              1.58
11 Martine Avenue......................    1987      180,000       100.0          4,529         4,192              0.93


1 Water Street.........................    1979       45,700        99.8          1,048         1,014              0.22



                                                         2000
                                            2000         Average    Tenants Leasing 10%
                                           Average      Effective   or More of Net
                                          Base Rent       Rent      Rentable Area Per
Property                                 Per Sq. Ft.   Per Sq. Ft.  Property as of
Location                                  ($)(4)(6)    ($)(5)(6)    12/31/00 (6)
------------------------------------------------------------------------------------------------------------------------------------
ROCKLAND COUNTY, NEW YORK
Suffern
400 Rella Boulevard....................    20.21          19.28     The Prudential Insurance Co. (21%), Provident Savings Bank
                                                                    F.A. (20%), Allstate Insurance Company (19%)

WESTCHESTER COUNTY, NEW YORK
Elmsford
100 Clearbrook Road (6)................    17.05          15.79     MIM Corporation (18%), Amerihealth Inc. (13%)
101 Executive Boulevard................    20.20          19.47     Pennysaver Group Inc. (23%), MCS Business Solutions Inc.
                                                                    (11%)
555 Taxter Road (7)....................    23.58          23.58     Fuji Photo Film USA Inc. (64%), Royal Indemnity Company
                                                                    (12%)
565 Taxter Road (7)....................    22.74          22.68     Nextel of New York Inc. (29%), KLM Royal Dutch Airlines
                                                                    (10%), Nationwide Mutual Insurance (10%)
570 Taxter Road........................    20.12          19.32     New York State United Teachers Association (11%),
                                                                    Wilder Balter Partners LLC (11%)
Hawthorne
30 Saw Mill River Road.................    20.99          17.31     IBM Corporation (100%)
1 Skyline Drive........................    14.85          14.31     Boxx International Corp. (50%), Childtime Childcare Inc. (49%)
2 Skyline Drive........................    16.14          14.66     MW Samara (56%), Perini Construction (43%)
7 Skyline Drive........................    20.15          20.12     E.M. Industries Inc. (42%), Cortlandt Group Inc. (14%)
17 Skyline Drive.......................    14.51          14.51     IBM Corporation (100%)

Tarrytown
200 White Plains Road..................    22.11          20.16     Allmerica Financial (17%), Independent Health Associates Inc.,
                                                                    (17%), NYS Dept. of Environmental Services (13%)
220 White Plains Road..................    24.93          23.79     Eagle Family Foods Inc. (17%), ATM Services Inc. (10%)
White Plains
1 Barker Avenue........................    23.84          23.29     O'Connor McGuinn Conte (19%), United Skys Realty Corp.
                                                                    (18%)
3 Barker Avenue........................    20.53          19.98     Bernard C. Harris Publishing Co. Inc. (56%), TNS Intersearch
                                                                    Corporation (10%)
50 Main Street.........................    24.83          23.45     TMP Worldwide Inc. (15%), National Economic Research (10%)
11 Martine Avenue......................    25.16          23.29     Salomon Smith Barney Inc. (12%), McCarthy Fingar Donovan
                                                                    Et Al (11%), David Worby (11%), Dean Witter Reynolds Inc.
                                                                    (11%)
1 Water Street.........................    22.98          22.23     Trigen Energy Company (48%), Stewart Title Insurance Co.
                                                                    (16%)

                                Property Listing

                                Office Properties
                                   (Continued)

                                                                                                              Percentage
                                                                                                             of Total 2000
                                                                 Percentage                                      Office,
                                                        Net        Leased         2000           2000         Office/Flex,
                                                     Rentable      as of          Base         Effective     and Industrial/
Property                                   Year        Area       12/31/00        Rent           Rent           Warehouse
Location                                   Built     (Sq. Ft.)     (%)(1)    ($000's)(2)(6)  ($000's)(3)(6)   Base Rent (%)
----------------------------------------------------------------------------------------------------------------------------
Yonkers
1 Executive Boulevard..................    1982      112,000       100.0          2,380         2,252              0.49


3 Executive Plaza......................    1987       58,000       100.0          1,418         1,371              0.29



----------------------------------------------------------------------------------------------------------------------------
Total New York Office                              2,595,484        97.5         52,991        50,367             10.92
----------------------------------------------------------------------------------------------------------------------------

CHESTER COUNTY, PENNSYLVANIA
Berwyn
1000 Westlakes Drive...................    1989       60,696        93.6          1,485         1,476              0.31
1055 Westlakes Drive...................    1990      118,487        42.9          2,305         2,305              0.48
1205 Westlakes Drive...................    1988      130,265        99.8          2,875         2,836              0.59

1235 Westlakes Drive...................    1986      134,902       100.0          3,229         3,130              0.67


DELAWARE COUNTY, PENNSYLVANIA
Lester
100 Stevens Drive......................    1986       95,000       100.0          1,703         1,593              0.35
200 Stevens Drive......................    1987      208,000       100.0          4,227         4,011              0.87
300 Stevens Drive......................    1992       68,000        92.3          1,414         1,359              0.29

Media
1400 Providence Road - Center I........    1986      100,000        86.4          1,797         1,713              0.37
1400 Providence Road - Center II.......    1990      160,000        80.3          2,923         2,752              0.60

MONTGOMERY COUNTY, PENNSYLVANIA
Lower Providence
1000 Madison Avenue....................    1990      100,700       100.0          1,803         1,769              0.37

Plymouth Meeting
1150 Plymouth Meeting Mall.............    1970      167,748        91.8          2,766         2,718              0.57




                                                          2000
                                             2000         Average    Tenants Leasing 10%
                                            Average      Effective   or More of Net
                                           Base Rent       Rent      Rentable Area Per
Property                                  Per Sq. Ft.   Per Sq. Ft.  Property as of
Location                                   ($)(4)(6)    ($)(5)(6)    12/31/00 (6)
------------------------------------------------------------------------------------------------------------------------------------
Yonkers
1 Executive Boulevard..................     21.25          20.11     Wise Contact US Optical Corp. (12%), AVR Realty Company
                                                                     (11%), Protective Tech International (11%), York, International
                                                                     Agency Inc. (11%)
3 Executive Plaza......................     24.45          23.64     Montefiore Medical Center (45%), Metropolitan Life Insurance
                                                                     (21%), Allstate Insurance Company (20%),
                                                                     City & Suburban Federal Savings Bank (14%)

------------------------------------------------------------------------------------------------------------------------------------
Total New York Office                       22.08          21.05
------------------------------------------------------------------------------------------------------------------------------------

CHESTER COUNTY, PENNSYLVANIA
Berwyn
1000 Westlakes Drive...................     26.14          25.98     Drinker Biddle & Reath (42%), PNC Bank, NA (38%)
1055 Westlakes Drive...................     45.35          45.35     Regus Business Centre Corp. (34%)
1205 Westlakes Drive...................     22.11          21.81     Provident Mutual Life Insurance Co. (35%), Oracle Corporation
                                                                     (30%), International Rehab Assoc. (10%)
1235 Westlakes Drive...................     23.94          23.20     Pepper Hamilton & Scheetz L.L.P. (22%), Ratner & Prestia
                                                                     (16%), Turner Investment Partners (10%)

DELAWARE COUNTY, PENNSYLVANIA
Lester
100 Stevens Drive......................     17.93          16.77     Keystone Mercy Health Plan (100%)
200 Stevens Drive......................     20.32          19.28     Keystone Mercy Health Plan (100%)
300 Stevens Drive......................     22.53          21.65     Bluestone Software Inc. (39%), Keystone Mercy Health Plan
                                                                     (33%)
Media
1400 Providence Road - Center I........     20.80          19.83     General Services Admin. (13%), Erie Insurance Company (11%)
1400 Providence Road - Center II.......     22.75          21.42     Barnett International (36%)

MONTGOMERY COUNTY, PENNSYLVANIA
Lower Providence
1000 Madison Avenue....................     17.90          17.57     Reality Online Inc. (42%), Banc One National Processing (21%),
                                                                     Danka Corporation (14%), Seton Company (12%)
Plymouth Meeting
1150 Plymouth Meeting Mall.............     17.96          17.65     Computer Learning Centers, Inc. (18%), Ken-Crest Services
                                                                     (18%), Ikea US General Partners Inc. (14%), ECC Management
                                                                     Services (13%)

                                Property Listing

                                Office Properties
                                   (Continued)

                                                                                                              Percentage
                                                                                                             of Total 2000
                                                                 Percentage                                      Office,
                                                        Net        Leased         2000           2000         Office/Flex,
                                                     Rentable      as of          Base         Effective     and Industrial/
Property                                   Year        Area       12/31/00        Rent           Rent           Warehouse
Location                                   Built     (Sq. Ft.)     (%)(1)    ($000's)(2)(6)  ($000's)(3)(6)   Base Rent (%)
----------------------------------------------------------------------------------------------------------------------------
Five Sentry Parkway East...............    1984       91,600       100.0          1,499         1,494              0.31
Five Sentry Parkway West...............    1984       38,400       100.0            689           688              0.14

----------------------------------------------------------------------------------------------------------------------------
Total Pennsylvania Office                          1,473,798        90.8         28,715        27,844              5.92
----------------------------------------------------------------------------------------------------------------------------

FAIRFIELD COUNTY, CONNECTICUT
Greenwich
500 West Putnam Avenue.................    1973      121,250        97.5          2,941         2,845              0.61

Norwalk
40 Richards Avenue.....................    1985      145,487        96.8          3,077         2,927              0.63

Shelton
1000 Bridgeport Avenue.................    1986      133,000       100.0          2,266         2,221              0.47



----------------------------------------------------------------------------------------------------------------------------
Total Connecticut Office                             399,737        98.1          8,284         7,993              1.71
----------------------------------------------------------------------------------------------------------------------------

WASHINGTON, D.C.
1201 Connecticut Avenue, NW............    1940      169,549       100.0          5,129         5,100              1.06

1400 L Street, NW......................    1987      159,000       100.0          5,990         5,896              1.24
1709 New York Avenue, NW...............    1972      166,000       100.0          7,227         7,076              1.49

----------------------------------------------------------------------------------------------------------------------------
Total District of Columbia Office                    494,549       100.0         18,346        18,072              3.79
----------------------------------------------------------------------------------------------------------------------------

PRINCE GEORGE'S COUNTY, MARYLAND
Lanham
4200 Parliament Place..................    1989      122,000        92.9          2,543         2,442              0.52


----------------------------------------------------------------------------------------------------------------------------
Total Maryland Office                                122,000        92.9          2,543         2,442              0.52
----------------------------------------------------------------------------------------------------------------------------


                                                         2000
                                            2000         Average    Tenants Leasing 10%
                                           Average      Effective   or More of Net
                                          Base Rent       Rent      Rentable Area Per
Property                                 Per Sq. Ft.   Per Sq. Ft.  Property as of
Location                                  ($)(4)(6)    ($)(5)(6)    12/31/00 (6)
-------------------------------------------------------------------------------------------------------------------------------
Five Sentry Parkway East...............    16.36          16.31     Merck & Co. Inc. (77%), Selas Fluid Processing Corp. (23%)
Five Sentry Parkway West...............    17.94          17.92     Merck & Co. Inc. (70%), David Cutler Group (30%)

-------------------------------------------------------------------------------------------------------------------------------
Total Pennsylvania Office                  21.46          20.81
-------------------------------------------------------------------------------------------------------------------------------

FAIRFIELD COUNTY, CONNECTICUT
Greenwich
500 West Putnam Avenue.................    24.88          24.07     Hachette Filipacchi Magazines (27%), McMahan Securities Co.
                                                                    LP (15%) Winklevoss Consultants Inc. (12%)
Norwalk
40 Richards Avenue.....................    21.85          20.78     South Beach Beverage Co., LLC (14%), Media Horizons Inc.
                                                                    (11%), Programmed Solutions Inc. (10%)
Shelton
1000 Bridgeport Avenue.................    17.04          16.70     William Carter Company (23%), Weseley Software Development
                                                                    (22%), Toyota Motor Credit Corporation (11%),
                                                                    LandStar Gemini Inc. (11%)

-------------------------------------------------------------------------------------------------------------------------------
Total Connecticut Office                   21.13          20.39
-------------------------------------------------------------------------------------------------------------------------------

WASHINGTON, D.C.
1201 Connecticut Avenue, NW............    30.25          30.08     Zuckerman Spaeder Goldstein (29%), Leo A. Daly Company
                                                                    (17%), RFE/RL Inc. (16%)
1400 L Street, NW......................    37.67          37.08     Winston & Strawn (68%)
1709 New York Avenue, NW...............    43.54          42.63     Board of Gov/Federal Reserve (70%), United States of America
                                                                    -GSA (25%)
-------------------------------------------------------------------------------------------------------------------------------
Total District of Columbia Office          37.10          36.54
-------------------------------------------------------------------------------------------------------------------------------

PRINCE GEORGE'S COUNTY, MARYLAND
Lanham
4200 Parliament Place..................    22.44          21.55     Group I Software Inc. (45%), Infinity Broadcasting Company
                                                                    (16%), State Farm Mutual Auto Ins. Co. (11%)

-------------------------------------------------------------------------------------------------------------------------------
Total Maryland Office                      22.44          21.55
-------------------------------------------------------------------------------------------------------------------------------

                                Property Listing

                                Office Properties
                                   (Continued)

                                                                                                              Percentage
                                                                                                             of Total 2000
                                                                 Percentage                                      Office,
                                                        Net        Leased         2000           2000         Office/Flex,
                                                     Rentable      as of          Base         Effective     and Industrial/
Property                                   Year        Area       12/31/00        Rent           Rent           Warehouse
Location                                   Built     (Sq. Ft.)     (%)(1)    ($000's)(2)(6)  ($000's)(3)(6)   Base Rent (%)
----------------------------------------------------------------------------------------------------------------------------
BEXAR COUNTY, TEXAS
San Antonio
200 Concord Plaza Drive................    1986      248,700        97.4          4,371         4,324              0.90
84 N.E. Loop 410.......................    1971      187,312        89.9          2,545         2,528              0.53

1777 N.E. Loop 410.....................    1986      256,137        83.0          3,718         3,631              0.76
111 Soledad............................    1918      248,153        93.0          2,621         2,532              0.54

COLLIN COUNTY, TEXAS
Plano
555 Republic Place.....................    1986       97,889        85.0          1,421         1,346              0.29
DALLAS COUNTY,TEXAS
Dallas
3030 LBJ Freeway (6)...................    1984      367,018        96.8          6,543         6,278              1.35
3100 Monticello........................    1984      173,837        94.6          2,752         2,682              0.57



8214 Westchester.......................    1983       95,509        81.4          1,242         1,192              0.26

Irving
2300 Valley View.......................    1985      142,634        97.4          1,903         1,786              0.39


Richardson
1122 Alma Road.........................    1977       82,576       100.0            607           607              0.13

HARRIS COUNTY, TEXAS
Houston
14511 Falling Creek....................    1982       70,999        98.8            924           886              0.19
5225 Katy Freeway......................    1983      112,213        97.1          1,468         1,338              0.30
5300 Memorial..........................    1982      155,099        98.8          2,298         2,257              0.47

1717 St. James Place...................    1975      109,574        93.2          1,348         1,298              0.28
1770 St. James Place...................    1973      103,689        84.2          1,263         1,205              0.26
10497 Town & Country Way...............    1981      148,434        78.4          1,766         1,666              0.36

POTTER COUNTY, TEXAS
Amarillo
6900 IH - 40 West (8)..................    1986           --          --            190           190              0.04


                                                          2000
                                             2000         Average    Tenants Leasing 10%
                                            Average      Effective   or More of Net
                                           Base Rent       Rent      Rentable Area Per
Property                                  Per Sq. Ft.   Per Sq. Ft.  Property as of
Location                                   ($)(4)(6)    ($)(5)(6)    12/31/00 (6)
------------------------------------------------------------------------------------------------------------------------------------
BEXAR COUNTY, TEXAS
San Antonio
200 Concord Plaza Drive................     18.04          17.85     Merrill Lynch Pierce Fenner & Smith (12%)
84 N.E. Loop 410.......................     15.11          15.01     Pacificare of Texas, Inc. (30%), KBL Cable, Inc. (26%), Kraft
                                                                     General Foods Inc. (25%)
1777 N.E. Loop 410.....................     17.49          17.08     --
111 Soledad............................     11.36          10.97     SBC Communications, Inc. (38%)

COLLIN COUNTY, TEXAS
Plano
555 Republic Place.....................     17.08          16.18     William F. Smith Enterprises (22%), Target Corporation (14%)
DALLAS COUNTY,TEXAS
Dallas
3030 LBJ Freeway (6)...................     18.42          17.67     Club Corporation of America (39%)
3100 Monticello........................     16.73          16.31     Insignia Commercial, Inc. (23%), Time Marketing Corporation/
                                                                     Evans Group (12%), Heath Insurance Brokers, Inc. (11%),
                                                                     Tarragon Realty Adv. Inc. (11%), Summit Global Partners Texas
                                                                     (10%)
8214 Westchester.......................     15.98          15.33     Preston Business Center, Inc. (16%), Malone Mortgage Company
                                                                     America, Inc. (14%), State Bank & Trust Co. (11%)
Irving
2300 Valley View.......................     13.70          12.86     Alltel Information Services, Inc. (18%),  Computer Task Group,
                                                                     Inc. (12%), Tricon Restaurant Services (12%), US Personnel Inc.
                                                                     (12%)
Richardson
1122 Alma Road.........................      7.35           7.35     MCI Telecommunications Corp. (100%)

HARRIS COUNTY, TEXAS
Houston
14511 Falling Creek....................     13.17          12.63     Nationwide Mutual Insurance Company (17%)
5225 Katy Freeway......................     13.47          12.28     State of Texas (17%)
5300 Memorial..........................     15.00          14.73     Drypers Corporation (20%), Datavox, Inc. (20%), HCI Chemicals
                                                                     USA, Inc. (19%)
1717 St. James Place...................     13.20          12.71     MCX Corp (14%)
1770 St. James Place...................     14.47          13.80     Neosoft Inc. (10%), Houston Interweb Design Inc. (10%)
10497 Town & Country Way...............     15.18          14.32     Vastar Resources, Inc. (23%)

POTTER COUNTY, TEXAS
Amarillo
6900 IH - 40 West (8)..................        --             --     --

                                Property Listing

                                Office Properties
                                   (Continued)

                                                                                                              Percentage
                                                                                                             of Total 2000
                                                                 Percentage                                      Office,
                                                        Net        Leased         2000           2000         Office/Flex,
                                                     Rentable      as of          Base         Effective     and Industrial/
Property                                   Year        Area       12/31/00        Rent           Rent           Warehouse
Location                                   Built     (Sq. Ft.)     (%)(1)    ($000's)(2)(6)  ($000's)(3)(6)   Base Rent (%)
----------------------------------------------------------------------------------------------------------------------------
TARRANT COUNTY, TEXAS
Euless
150 West Parkway.......................    1984       74,429        91.0          1,062         1,030              0.22


TRAVIS COUNTY, TEXAS
Austin
1250 Capital of Texas Hwy. South (8)...    1985           --          --          4,164         4,106              0.86

----------------------------------------------------------------------------------------------------------------------------
Total Texas Office                                 2,674,202        92.1         42,206        40,882              8.70
----------------------------------------------------------------------------------------------------------------------------

MARICOPA COUNTY, ARIZONA
Glendale
5551 West Talavi Boulevard.............    1991      181,596       100.0          1,730         1,722              0.36
Phoenix
19640 North 31st Street................    1990      124,171       100.0          1,506         1,453              0.31
Scottsdale
9060 E. Via Linda Boulevard............    1984      111,200       100.0          2,404         2,404              0.50

----------------------------------------------------------------------------------------------------------------------------
Total Arizona Office                                 416,967       100.0          5,640         5,579              1.17
----------------------------------------------------------------------------------------------------------------------------

ARAPAHOE COUNTY, COLORADO
Aurora
750 South Richfield Street.............    1997      108,240       100.0          2,911         2,911              0.60
Denver
400 South Colorado Boulevard...........    1983      125,415        97.8          2,182         2,108              0.45


Englewood
9359 East Nichols Avenue...............    1997       72,610       100.0            903           903              0.19
5350 South Roslyn Street...............    1982       63,754       100.0          1,054         1,033              0.22

BOULDER COUNTY, COLORADO
Broomfield
105 South Technology Court.............    1997       37,574       100.0            541           541              0.11
303 South Technology Court-A...........    1997       34,454       100.0            396           396              0.08
303 South Technology Court-B...........    1997       40,416       100.0            464           464              0.10


                                                         2000
                                            2000         Average    Tenants Leasing 10%
                                           Average      Effective   or More of Net
                                          Base Rent       Rent      Rentable Area Per
Property                                 Per Sq. Ft.   Per Sq. Ft.  Property as of
Location                                  ($)(4)(6)    ($)(5)(6)    12/31/00 (6)
-------------------------------------------------------------------------------------------------------------------------------
TARRANT COUNTY, TEXAS
Euless
150 West Parkway.......................    15.68          15.21     Warrantech Automotive, Inc. (40%), Mike Bowman Realtors/
                                                                    Century 21 Inc. (17%), Landmark Bank-Mid Cities (16%)

TRAVIS COUNTY, TEXAS
Austin
1250 Capital of Texas Hwy. South (8)...       --             --     --

-------------------------------------------------------------------------------------------------------------------------------
Total Texas Office                         17.14          16.60
-------------------------------------------------------------------------------------------------------------------------------

MARICOPA COUNTY, ARIZONA
Glendale
5551 West Talavi Boulevard.............     9.53           9.48     Honeywell, Inc. (100%)
Phoenix
19640 North 31st Street................    12.13          11.70     American Express Travel Related Services Co., Inc. (100%)
Scottsdale
9060 E. Via Linda Boulevard............    21.62          21.62     Sentry Insurance (63%), PCS Health Systems Inc. (37%)

-------------------------------------------------------------------------------------------------------------------------------
Total Arizona Office                       13.53          13.38
-------------------------------------------------------------------------------------------------------------------------------

ARAPAHOE COUNTY, COLORADO
Aurora
750 South Richfield Street.............    26.89          26.89     T.R.W. Inc. (100%)
Denver
400 South Colorado Boulevard...........    17.79          17.19     Community Health Plan (32%), State of Colorado (12%),
                                                                    Wells Fargo Bank West NA (11%), Senter Goldfarb & Rice LLC
                                                                    (11%)
Englewood
9359 East Nichols Avenue...............    12.44          12.44     First Tennessee Bank NA (100%)
5350 South Roslyn Street...............    16.53          16.20     Alliance Metro Real Estate (19%), Business Word Inc. (17%)

BOULDER COUNTY, COLORADO
Broomfield
105 South Technology Court.............    14.40          14.40     Sun Microsystems Inc. (100%)
303 South Technology Court-A...........    11.49          11.49     Sun Microsystems Inc. (100%)
303 South Technology Court-B...........    11.48          11.48     Sun Microsystems Inc. (100%)

                                Property Listing

                                Office Properties
                                   (Continued)

                                                                                                              Percentage
                                                                                                             of Total 2000
                                                                 Percentage                                      Office,
                                                        Net        Leased         2000           2000         Office/Flex,
                                                     Rentable      as of          Base         Effective     and Industrial/
Property                                   Year        Area       12/31/00        Rent           Rent           Warehouse
Location                                   Built     (Sq. Ft.)     (%)(1)    ($000's)(2)(6)  ($000's)(3)(6)   Base Rent (%)
----------------------------------------------------------------------------------------------------------------------------
Louisville
248 Centennial Parkway.................    1996       39,266       100.0            508           507              0.10
1172 Century Drive.....................    1996       49,566       100.0            641           639              0.13

285 Century Place......................    1997       69,145       100.0          1,087         1,087              0.22

DENVER COUNTY, COLORADO
Denver
3600 South Yosemite....................    1974      133,743       100.0          1,287         1,287              0.27

DOUGLAS COUNTY, COLORADO
Englewood
400 Inverness Drive....................    1997      111,608        99.9          2,777         2,759              0.57

67 Inverness Drive East................    1996       54,280       100.0            680           677              0.14
384 Inverness Drive South..............    1985       51,523       100.0            833           809              0.17

5975 South Quebec Street...............    1996      102,877        99.8          2,373         2,336              0.49

Parker
9777 Pyramid Court.....................    1995      120,281       100.0          1,323         1,323              0.27

EL PASO COUNTY, COLORADO
Colorado Springs
8415 Explorer..........................    1998       47,368       100.0            611           605              0.13

1975 Research Parkway..................    1997      115,250       100.0          1,683         1,604              0.35

2375 Telstar Drive.....................    1998       47,369       100.0            612           605              0.13


JEFFERSON COUNTY, COLORADO
Lakewood
141 Union Boulevard....................    1985       63,600        98.9          1,111         1,047              0.23


----------------------------------------------------------------------------------------------------------------------------
Total Colorado Office                              1,488,339        99.7         23,977        23,641              4.95
----------------------------------------------------------------------------------------------------------------------------


                                                          2000
                                             2000         Average    Tenants Leasing 10%
                                            Average      Effective   or More of Net
                                           Base Rent       Rent      Rentable Area Per
Property                                  Per Sq. Ft.   Per Sq. Ft.  Property as of
Location                                   ($)(4)(6)    ($)(5)(6)    12/31/00 (6)
------------------------------------------------------------------------------------------------------------------------------------
Louisville
248 Centennial Parkway.................     12.94          12.91     Walnut Brewery Inc. (59%), Aircell Inc. (28%)
1172 Century Drive.....................     12.93          12.89     Skyconnect Inc. (40%), Evolving Systems Inc. (22%),
                                                                     MCI Systemhouse Corp. (22%), RX Kinetix Inc. (16%)
285 Century Place......................     15.72          15.72     HBO & Company of Georgia (100%)

DENVER COUNTY, COLORADO
Denver
3600 South Yosemite....................      9.62           9.62     MDC Holding Inc. (100%)

DOUGLAS COUNTY, COLORADO
Englewood
400 Inverness Drive....................     24.91          24.75     Convergent Communications Inc. (26%), Ciber Inc. (22%),
                                                                     Compuware Corp. (19%), Ani Colorado Inc./Alliance Int'l (16%)
67 Inverness Drive East................     12.53          12.47     T-Netix Inc. (69%), Convergent Communications Inc. (31%)
384 Inverness Drive South..............     16.17          15.70     Quickpen International Corp. (37%), United States of America -
                                                                     GSA (19%), Worth Group Architects (10%)
5975 South Quebec Street...............     23.11          22.75     Northern Telecom Inc. (43%), Silicon Graphics Inc. (28%),
                                                                     Qwest Communications Corp. (15%)
Parker
9777 Pyramid Court.....................     11.00          11.00     Evolving System Inc. (100%)

EL PASO COUNTY, COLORADO
Colorado Springs
8415 Explorer..........................     12.90          12.77     Enterprise Systems Group Inc. (52%), URS Greiner Consultants
                                                                     Inc. (39%)
1975 Research Parkway..................     14.60          13.92     Bombardier Capital Florida Inc. (52%), Concert Management
                                                                     Services (18%), General Dynamics Govt Systems (17%)
2375 Telstar Drive.....................     12.92          12.77     Narwhal Corporation (45%), Memorial Hospital (39%),
                                                                     Aerotek Inc. (14%)

JEFFERSON COUNTY, COLORADO
Lakewood
141 Union Boulevard....................     17.66          16.65     Arbitration Forums Inc. (18%), Frontier Real Estate - BH&G
                                                                     (15%)

------------------------------------------------------------------------------------------------------------------------------------
Total Colorado Office                       16.15          15.92
------------------------------------------------------------------------------------------------------------------------------------

                                Property Listing

                                Office Properties
                                   (Continued)

                                                                                                              Percentage
                                                                                                             of Total 2000
                                                                 Percentage                                      Office,
                                                        Net        Leased         2000           2000         Office/Flex,
                                                     Rentable      as of          Base         Effective     and Industrial/
Property                                   Year        Area       12/31/00        Rent           Rent           Warehouse
Location                                   Built     (Sq. Ft.)     (%)(1)    ($000's)(2)(6)  ($000's)(3)(6)   Base Rent (%)
----------------------------------------------------------------------------------------------------------------------------
SAN FRANCISCO COUNTY, CALIFORNIA
San Francisco
795 Folsom Street......................    1977      183,445       100.0          6,170         5,426              1.27

760 Market Street......................    1908      267,446        98.0          8,140         7,965              1.68

----------------------------------------------------------------------------------------------------------------------------
Total California Office                              450,891        98.8         14,310        13,391              2.95
----------------------------------------------------------------------------------------------------------------------------

HILLSBOROUGH COUNTY, FLORIDA
Tampa
501 Kennedy Boulevard..................    1982      297,429        90.8          3,657         3,419              0.75


----------------------------------------------------------------------------------------------------------------------------
Total Florida Office                                 297,429        90.8          3,657         3,419              0.75
----------------------------------------------------------------------------------------------------------------------------

POLK COUNTY, IOWA
West Des Moines
2600 Westown Parkway...................    1988       72,265       100.0          1,101         1,014              0.23



----------------------------------------------------------------------------------------------------------------------------
Total Iowa Office                                     72,265       100.0          1,101         1,014              0.23
----------------------------------------------------------------------------------------------------------------------------

DOUGLAS COUNTY, NEBRASKA
Omaha
210 South 16th Street (8)..............    1894           --          --          2,876         2,875              0.59

----------------------------------------------------------------------------------------------------------------------------
Total Nebraska Office                                     --          --          2,876         2,875              0.59
----------------------------------------------------------------------------------------------------------------------------

TOTAL OFFICE PROPERTIES                           21,916,470        96.8        434,190       418,441             89.59
============================================================================================================================


                                                         2000
                                            2000         Average    Tenants Leasing 10%
                                           Average      Effective   or More of Net
                                          Base Rent       Rent      Rentable Area Per
Property                                 Per Sq. Ft.   Per Sq. Ft.  Property as of
Location                                  ($)(4)(6)    ($)(5)(6)    12/31/00 (6)
-------------------------------------------------------------------------------------------------------------------------------
SAN FRANCISCO COUNTY, CALIFORNIA
San Francisco
795 Folsom Street......................    33.63          29.58     Move.com Operations Inc. (51%), AT&T Corp. (34%), Regus
                                                                    Business Centre Corp. (15%)
760 Market Street......................    31.06          30.39     R.H. Macy & Company, Inc. (19%)

-------------------------------------------------------------------------------------------------------------------------------
Total California Office                    32.12          30.06
-------------------------------------------------------------------------------------------------------------------------------

HILLSBOROUGH COUNTY, FLORIDA
Tampa
501 Kennedy Boulevard..................    13.54          12.66     Fowler, White, Gillen, Boggs, Villareal & Banker, PA (33%),
                                                                    Sykes Enterprises Inc. (22%)

-------------------------------------------------------------------------------------------------------------------------------
Total Florida Office                       13.54          12.66
-------------------------------------------------------------------------------------------------------------------------------

POLK COUNTY, IOWA
West Des Moines
2600 Westown Parkway...................    15.24          14.03     Magellan Behavorial Health (28%), New England Mutual Life
                                                                    Insurance Company (15%), American Express Financial
                                                                    Advisors, Inc. (15%), MCI Worldcom Communications (14%)

-------------------------------------------------------------------------------------------------------------------------------
Total Iowa Office                          15.24          14.03
-------------------------------------------------------------------------------------------------------------------------------

DOUGLAS COUNTY, NEBRASKA
Omaha
210 South 16th Street (8)..............       --             --     --

-------------------------------------------------------------------------------------------------------------------------------
Total Nebraska Office                         --             --     --
-------------------------------------------------------------------------------------------------------------------------------

TOTAL OFFICE PROPERTIES                    20.87          20.12
===============================================================================================================================

                                Property Listing

                             Office/Flex Properties

                                                                                                              Percentage
                                                                                                             of Total 2000
                                                                 Percentage                                      Office,
                                                        Net        Leased         2000           2000         Office/Flex,
                                                     Rentable      as of          Base         Effective     and Industrial/
Property                                   Year        Area       12/31/00        Rent           Rent           Warehouse
Location                                   Built     (Sq. Ft.)     (%)(1)    ($000's)(2)(6)  ($000's)(3)(6)   Base Rent (%)
----------------------------------------------------------------------------------------------------------------------------
BURLINGTON COUNTY, NEW JERSEY
Burlington
3 Terri Lane...........................    1991       64,500        68.8            355           343              0.07

5 Terri Lane...........................    1992       74,555        88.6            394           385              0.08

Moorestown
2 Commerce Drive.......................    1986       49,000       100.0            363           363              0.07
101 Commerce Drive.....................    1988       64,700       100.0            336           296              0.07
102 Commerce Drive.....................    1987       38,400        87.5            185           184              0.04



201 Commerce Drive.....................    1986       38,400       100.0            196           191              0.04

202 Commerce Drive.....................    1988       51,200       100.0            268           268              0.06
1 Executive Drive......................    1989       20,570       100.0            172           143              0.04
2 Executive Drive (7)..................    1988       60,800       100.0            352           343              0.07


101 Executive Drive....................    1990       29,355        80.0            140           119              0.03

102 Executive Drive....................    1990       64,000        90.0            351           308              0.07


225 Executive Drive....................    1990       50,600        86.2            333           312              0.07
97 Foster Road.........................    1982       43,200       100.0            186           186              0.04

1507 Lancer Drive......................    1995       32,700       100.0            139           130              0.03
1510 Lancer Drive......................    1998       88,000       100.0            370           370              0.08
1256 North Church Street...............    1984       63,495        49.9            194           165              0.04
840 North Lenola Road..................    1995       38,300       100.0            266           265              0.05


844 North Lenola Road..................    1995       28,670       100.0            213           213              0.04

915 North Lenola Road (7)..............    1998       52,488       100.0            131           131              0.03




                                                          2000
                                             2000         Average    Tenants Leasing 10%
                                            Average      Effective   or More of Net
                                           Base Rent       Rent      Rentable Area Per
Property                                  Per Sq. Ft.   Per Sq. Ft.  Property as of
Location                                   ($)(4)(6)    ($)(5)(6)    12/31/00 (6)
------------------------------------------------------------------------------------------------------------------------------------
BURLINGTON COUNTY, NEW JERSEY
Burlington
3 Terri Lane...........................      8.00           7.73     Tempel Steel Company (18%), ATC Group Services Inc. (10%),
                                                                     General Service Administrators (10%)
5 Terri Lane...........................      5.96           5.83     United Rentals Inc. (22%), Lykes Dispensing Systems Inc.
                                                                     (20%), West Electronics Inc. (12%)
Moorestown
2 Commerce Drive.......................      7.41           7.41     Computer Sciences Corporation (100%)
101 Commerce Drive.....................      5.19           4.57     Beckett Corporation (100%)
102 Commerce Drive.....................      5.51           5.48     Nelson Associates (25%), American Banknote Card Svcs. (13%),
                                                                     D&A Eastern Fasteners Inc. (13%), Moorestown Weightlifting
                                                                     Club (13%), Opex Corporation (13%), RGP Impressions Inc.
                                                                     (13%)
201 Commerce Drive.....................      5.10           4.97     Flow Thru Metals Inc. (25%), Franchise Stores Realty Corp.
                                                                     (25%), RE/Com Group (25%), Tropicana Products Inc. (25%)
202 Commerce Drive.....................      5.23           5.23     Standard Register Co. (100%)
1 Executive Drive......................      8.36           6.95     Bechtel Infrastructure Corp. (48%), T.T.I. (18%)
2 Executive Drive (7)..................      7.47           7.28     CSI Computer Specialists Inc. (32%), Total Product Supply Inc.
                                                                     (18%), On-Campus Marketing Concepts (16%),
                                                                     Nia Zia D/B/A Alpha Academy (10%)
101 Executive Drive....................      5.96           5.07     Bayada Nurses Inc. (36%), Foundations Inc. (15%), ABC
                                                                     Financial (10%), Bechtel Infrastructure Corp. (10%)
102 Executive Drive....................      6.09           5.35     Comtrex Systems Corp. (29%), Kencom Communications &
                                                                     Svcs. (21%), PDLJB Corporation (20%), Schermerhorn Bros. Co.
                                                                     (20%)
225 Executive Drive....................      7.63           7.15     Eastern Research Inc. (77%)
97 Foster Road.........................      4.31           4.31     Consumer Response Company Inc. (50%), Pioneer and Company
                                                                     Inc. (33%), Colornet Inc. (17%)
1507 Lancer Drive......................      4.25           3.98     Tad's Delivery Service Inc. (100%)
1510 Lancer Drive......................      4.20           4.20     Tad's Delivery Service Inc. (100%)
1256 North Church Street...............      6.12           5.21     James C. Anderson Associates (30%), Ketec Inc. (20%)
840 North Lenola Road..................      6.95           6.92     Millar Elevator Service Co. (31%), Omega Storage Inc. (31%),
                                                                     Technology Service Solutions (25%), Computer Integration
                                                                     Services (13%)
844 North Lenola Road..................      7.43           7.43     Lockheed Martin Corp. (41%), Curbell Inc. (33%), James J.
                                                                     Martin Inc. (25%)
915 North Lenola Road (7)..............      5.33           5.33     Premier Percussion USA Inc. (37%), Don-Mar of Connecticut,
                                                                     LLC (23%), Riley Sales Inc. (18%), United States Postal Service
                                                                     (13%)

                                Property Listing

                             Office/Flex Properties
                                   (Continued)

                                                                                                              Percentage
                                                                                                             of Total 2000
                                                                 Percentage                                      Office,
                                                        Net        Leased         2000           2000         Office/Flex,
                                                     Rentable      as of          Base         Effective     and Industrial/
Property                                   Year        Area       12/31/00        Rent           Rent           Warehouse
Location                                   Built     (Sq. Ft.)     (%)(1)    ($000's)(2)(6)  ($000's)(3)(6)   Base Rent (%)
----------------------------------------------------------------------------------------------------------------------------
30 Twosome Drive.......................    1997       39,675       100.0            224           224              0.05


40 Twosome Drive.......................    1996       40,265        93.4            165           165              0.03

50 Twosome Drive.......................    1997       34,075       100.0            262           262              0.05


West Deptford
1451 Metropolitan Drive................    1996       21,600       100.0            148           148              0.03

MERCER COUNTY, NEW JERSEY
Hamilton Township
100 Horizon Drive......................    1989       13,275       100.0             46            43              0.01
200 Horizon Drive......................    1991       45,770       100.0            454           439              0.09
300 Horizon Drive......................    1989       69,780       100.0            703           690              0.15


500 Horizon Drive......................    1990       41,205        57.8            259           231              0.05


MONMOUTH COUNTY, NEW JERSEY
Wall Township
1325 Campus Parkway....................    1988       35,000       100.0            370           354              0.08
1340 Campus Parkway....................    1992       72,502       100.0            813           709              0.17



1345 Campus Parkway....................    1995       76,300       100.0            710           706              0.15

1433 Highway 34........................    1985       69,020       100.0            557           479              0.11


1320 Wyckoff Avenue....................    1986       20,336       100.0            132           125              0.03
1324 Wyckoff Avenue....................    1987       21,168       100.0            183           147              0.04



                                                         2000
                                            2000         Average    Tenants Leasing 10%
                                           Average      Effective   or More of Net
                                          Base Rent       Rent      Rentable Area Per
Property                                 Per Sq. Ft.   Per Sq. Ft.  Property as of
Location                                  ($)(4)(6)    ($)(5)(6)    12/31/00 (6)
------------------------------------------------------------------------------------------------------------------------------------
30 Twosome Drive.......................     5.65           5.65     Hartman Cards Inc. (28%), Sagot Office Interiors Inc. (24%),
                                                                    Aramark Sports Entertainment (14%), The Closet Factory (12%),
                                                                    C&L Packaging Inc. (12%), Mosler Inc. (10%)
40 Twosome Drive.......................     4.39           4.39     Neighborcare - TCI Inc. (49%), Marconi Communications Inc.
                                                                    (30%), Bellstar Inc. (14%)
50 Twosome Drive.......................     7.69           7.69     Wells Fargo Alarm Services (44%), Sussex Wine Merchants
                                                                    (42%), McCarthy Associates Inc. (14%)

West Deptford
1451 Metropolitan Drive................     6.85           6.85     Garlock Bearings Inc. (100%)

MERCER COUNTY, NEW JERSEY
Hamilton Township
100 Horizon Drive......................     3.47           3.24     PSEG Energy Technologies Inc. (100%)
200 Horizon Drive......................     9.92           9.59     O.H.M. Remediation Services Corp. (100%)
300 Horizon Drive......................    10.07           9.89     State of New Jersey/DEP (50%), Lucent Technologies Inc. (26%),
                                                                    Ward North America (14%), Stephen Gould of Pennsylvania
                                                                    (10%)
500 Horizon Drive......................    10.87           9.70     Lakeview Child Center Inc. (19%), New Jersey Builders
                                                                    Assoc. (14%), Diedre Moire Corp. (11%)

MONMOUTH COUNTY, NEW JERSEY
Wall Township
1325 Campus Parkway....................    10.57          10.11     Cisco Systems Inc. (100%)
1340 Campus Parkway....................    11.21           9.78     Groundwater & Environmental Services Inc. (33%), GEAC
                                                                    Computers Inc. (22%), State Farm Mutual Insurance (17%),
                                                                    Association For Retarded Citizens (11%), Digital Lightwave, Inc.
                                                                    (11%)
1345 Campus Parkway....................     9.31           9.25     Depot America, Inc. (37%), Quadramed Corp. (23%), De Vine
                                                                    Corp. (10%)
1433 Highway 34........................     8.07           6.94     State Farm Mutual Insurance Co. (48%), CACI Technologies
                                                                    Inc. (18%), Depot America (12%), New Jersey
                                                                    Natural Gas Co (11%)
1320 Wyckoff Avenue....................     6.49           6.15     The County of Monmouth (100%)
1324 Wyckoff Avenue....................     8.65           6.94     Blackhawk Management Corp. (53%), Systems Fulfillment
                                                                    (25%), Supply Saver, Inc. (22%)

                                Property Listing

                             Office/Flex Properties
                                   (Continued)

                                                                                                              Percentage
                                                                                                             of Total 2000
                                                                 Percentage                                      Office,
                                                        Net        Leased         2000           2000         Office/Flex,
                                                     Rentable      as of          Base         Effective     and Industrial/
Property                                   Year        Area       12/31/00        Rent           Rent           Warehouse
Location                                   Built     (Sq. Ft.)     (%)(1)    ($000's)(2)(6)  ($000's)(3)(6)   Base Rent (%)
----------------------------------------------------------------------------------------------------------------------------
PASSAIC COUNTY, NEW JERSEY
Totowa
1 Center Court.........................    1999       38,961        84.0            136           111              0.03

2 Center Court.........................    1998       30,600        99.3            348           237              0.07

11 Commerce Way........................    1989       47,025       100.0            513           447              0.11

20 Commerce Way........................    1992       42,540       100.0            446           442              0.09

29 Commerce Way........................    1990       48,930       100.0            504           450              0.10


40 Commerce Way........................    1987       50,576        85.7            534           439              0.11

45 Commerce Way........................    1992       51,207       100.0            496           452              0.10

60 Commerce Way........................    1988       50,333       100.0            457           387              0.09


80 Commerce Way........................    1996       22,500       100.0            282           176              0.06

100 Commerce Way.......................    1996       24,600       100.0            308           192              0.06

120 Commerce Way.......................    1994        9,024       100.0             86            81              0.02
140 Commerce Way.......................    1994       26,881        99.5            256           245              0.05



----------------------------------------------------------------------------------------------------------------------------
Total New Jersey Office/Flex                       1,996,081        94.1         14,336        13,096              2.95
----------------------------------------------------------------------------------------------------------------------------

WESTCHESTER COUNTY, NEW YORK
Elmsford
11 Clearbrook Road.....................    1974       31,800       100.0            316           310              0.07

75 Clearbrook Road.....................    1990       32,720       100.0            816           816              0.17
150 Clearbrook Road....................    1975       74,900        93.8          1,029           998              0.21




                                                         2000
                                            2000         Average    Tenants Leasing 10%
                                           Average      Effective   or More of Net
                                          Base Rent       Rent      Rentable Area Per
Property                                 Per Sq. Ft.   Per Sq. Ft.  Property as of
Location                                  ($)(4)(6)    ($)(5)(6)    12/31/00 (6)
------------------------------------------------------------------------------------------------------------------------------------
PASSAIC COUNTY, NEW JERSEY
Totowa
1 Center Court.........................     4.16           3.39     Rock-Tenn Converting Company (46%), Eizo Nanao
                                                                    Technologies Inc. (38%)
2 Center Court.........................    11.45           7.80     Nomadic Display (36%), Electro Rent Corp. (33%), Alpine
                                                                    Electronics of America (30%)
11 Commerce Way........................    10.91           9.51     Coram Alternative Site Services (56%), D.A. Kopp & Associates
                                                                    Inc. (22%), Olsten Health Services (11%), Ericsson Inc. (11%)
20 Commerce Way........................    10.48          10.39     Emersub LXXXVII Inc. (41%), Lodan Totowa Inc. F/K/A
                                                                    Emersub (21%), Dish Network Service Corp. (14%)
29 Commerce Way........................    10.30           9.20     Sandvik Sorting Systems, Inc. (44%), Patterson Dental Supply
                                                                    Inc. (23%), Fujitec America Inc. (22%), Williams
                                                                    Communications LLC (11%)
40 Commerce Way........................    12.32          10.13     Thomson Electron Tubes (43%), Intertek Testing Services Inc.
                                                                    (29%), System 3R USA Inc. (14%)
45 Commerce Way........................     9.69           8.83     Ericsson Inc. (52%), Woodward Clyde
                                                                    Consultants (27%), Oakwood Corporate Housing (21%)
60 Commerce Way........................     9.08           7.69     Ericsson Inc. (29%), Jen Mar Graphics Inc. (27%), Dolan &
                                                                    Traynor Building Prod (16%), Prestige Telecom Ltd. (14%),
                                                                    HW Exhibits (14%)
80 Commerce Way........................    12.53           7.82     Learning Stop LLC (40%), Idexx Veterinary Services (37%),
                                                                    Inter-American Safety Council (12%)
100 Commerce Way.......................    12.52           7.80     Pharmerica Inc. (34%), Minolta Business Systems Inc. (34%),
                                                                    CCH Incorporated (32%)
120 Commerce Way.......................     9.53           8.98     Senior Care Centers of America (100%)
140 Commerce Way.......................     9.57           9.16     Universal Hospital Services (29%), Advanced Image Systems Inc.
                                                                    (20%), MSR Publications Inc. (19%), Holder Group Inc. (11%),
                                                                    Alpha Testing (10%), Showa Tool USA, Inc. (10%)

------------------------------------------------------------------------------------------------------------------------------------
Total New Jersey Office/Flex                7.77           7.11
------------------------------------------------------------------------------------------------------------------------------------

WESTCHESTER COUNTY, NEW YORK
Elmsford
11 Clearbrook Road.....................     9.94           9.75     Creative Medical Supplies (28%), Eastern Jungle Gym Inc.
                                                                    (27%), MCS Marketing Group Inc. (24%), Treetops Inc. (21%)
75 Clearbrook Road.....................    24.94          24.94     Evening Out Inc. (100%)
150 Clearbrook Road....................    14.65          14.21     Sportive Ventures I LLC (24%), Philips Medical Systems N.A.
                                                                    (18%), Transwestern Publications (12%), ADT Security
                                                                    Services Inc. (11%)

                                Property Listing

                             Office/Flex Properties
                                   (Continued)

                                                                                                              Percentage
                                                                                                             of Total 2000
                                                                 Percentage                                      Office,
                                                        Net        Leased         2000           2000         Office/Flex,
                                                     Rentable      as of          Base         Effective     and Industrial/
Property                                   Year        Area       12/31/00        Rent           Rent           Warehouse
Location                                   Built     (Sq. Ft.)     (%)(1)    ($000's)(2)(6)  ($000's)(3)(6)   Base Rent (%)
----------------------------------------------------------------------------------------------------------------------------
175 Clearbrook Road....................    1973       98,900        98.5          1,450         1,405              0.30

200 Clearbrook Road....................    1974       94,000        99.8          1,208         1,139              0.25
250 Clearbrook Road....................    1973      155,000        94.5          1,331         1,256              0.27


50 Executive Boulevard.................    1969       45,200        97.2            382           373              0.08

77 Executive Boulevard.................    1977       13,000        55.4            130           128              0.03
85 Executive Boulevard.................    1968       31,000        99.4            396           388              0.08

300 Executive Boulevard................    1970       60,000        99.7            597           577              0.12

350 Executive Boulevard................    1970       15,400        98.8            252           252              0.05
399 Executive Boulevard................    1962       80,000       100.0            968           931              0.20

400 Executive Boulevard................    1970       42,200       100.0            645           583              0.13
500 Executive Boulevard................    1970       41,600       100.0            614           587              0.13


525 Executive Boulevard................    1972       61,700       100.0            888           864              0.18

1 Westchester Plaza....................    1967       25,000       100.0            301           286              0.06

2 Westchester Plaza....................    1968       25,000       100.0            447           436              0.09
3 Westchester Plaza....................    1969       93,500       100.0          1,142         1,126              0.24

4 Westchester Plaza....................    1969       44,700        99.8            629           604              0.13

5 Westchester Plaza....................    1969       20,000       100.0            304           295              0.06


6 Westchester Plaza....................    1968       20,000       100.0            296           278              0.06

7 Westchester Plaza....................    1972       46,200       100.0            649           641              0.13
8 Westchester Plaza....................    1971       67,200        97.2            881           776              0.18

Hawthorne
200 Saw Mill River Road................    1965       51,100       100.0            626           599              0.13




                                                         2000
                                            2000         Average    Tenants Leasing 10%
                                           Average      Effective   or More of Net
                                          Base Rent       Rent      Rentable Area Per
Property                                 Per Sq. Ft.   Per Sq. Ft.  Property as of
Location                                  ($)(4)(6)    ($)(5)(6)    12/31/00 (6)
------------------------------------------------------------------------------------------------------------------------------------
175 Clearbrook Road....................    14.88          14.42     Nextel of New York Inc. (35%), Hypres Inc. (15%), Perk-Up Inc.
                                                                    (10%)
200 Clearbrook Road....................    12.88          12.14     Brunschwig & Fils Inc. (39%), Proftech Corp (20%)
250 Clearbrook Road....................     9.09           8.57     AFP Imaging Corp (31%), The Artina Group Inc. (14%), Prints
                                                                    Plus Inc. (13%), Conri Services Inc. (10%), Merrill-Sharpe
                                                                    Ltd (10%)
50 Executive Boulevard.................     8.69           8.49     MMO Music Group (74%), Medcon Financial Services Inc.
                                                                    (22%)
77 Executive Boulevard.................    18.05          17.77     Bright Horizons Children Center (55%)
85 Executive Boulevard.................    12.85          12.59     VREX Inc (49%), Westhab Inc. (21%), Wald Optics Laboratory
                                                                    Inc. (13%), Saturn II Systems Inc. (11%)
300 Executive Boulevard................     9.98           9.65     Princeton Ski Outlet Corp. (57%), Varta Batteries Inc. (31%),
                                                                    LMG International Inc. (12%)
350 Executive Boulevard................    16.56          16.56     Copytex Corp. (99%)
399 Executive Boulevard................    12.10          11.64     American Banknote Holographic (73%), Wine Enthusiast Inc.
                                                                    (15%), Brandon of Westchester (12%)
400 Executive Boulevard................    15.28          13.82     Baker Engineering NY, Inc. (39%), Ultra Fabrics Inc. (25%)
500 Executive Boulevard................    14.76          14.11     Original Consume (36%), Dover Elevator Co. (16%), Angelica
                                                                    Corp. (16%), Olympia Sports Inc. (13%), Philips Medical
                                                                    Systems N.A. (13%)
525 Executive Boulevard................    14.39          14.00     Vie De France Yamazaki Inc. (59%), New York Blood Center
                                                                    Inc. (21%)
1 Westchester Plaza....................    12.04          11.44     British Apparel (40%), Thin Film Concepts Inc. (20%),
                                                                    RS Knapp (20%), JT Lynne Representatives (20%)
2 Westchester Plaza....................    17.88          17.44     Board of Cooperative Education (80%), Kin-Tronics (11%)
3 Westchester Plaza....................    12.21          12.04     Reveo Inc. (51%), Kangol Headwear (28%), Esperya USA Inc.
                                                                    (12%)
4 Westchester Plaza....................    14.10          13.54     Metropolitan Life Insurance (38%), EEV Inc. (34%), Arsys
                                                                    Innotech Corp. (13%)
5 Westchester Plaza....................    15.20          14.75     Fujitsu Network Communications (38%), Rokonet Industries
                                                                    USA Inc. (25%), UA Plumbers Education Fund (25%),
                                                                    Furniture Etc. Inc. (12%)
6 Westchester Plaza....................    14.80          13.90     Pinkerton Systems Integration (28%), Xerox Corporation (28%),
                                                                    Game Parts Inc. (24%), Girard Rubber Co. (12%)
7 Westchester Plaza....................    14.05          13.87     Emigrant Savings Bank (69%), Fire End Croker Corp. (22%)
8 Westchester Plaza....................    13.49          11.88     Mamiya America Corp. (24%), Ciba Specialty Chemicals Corp.
                                                                    (17%), Kubra Data Transfer Ltd. (15%)
Hawthorne
200 Saw Mill River Road................    12.25          11.72     Walter DeGruyter Inc. (21%), Abscoa Industries Inc. (18%),
                                                                    TJ Quatroni Plumbing and Heat (17%), Cablevision Lightpath
                                                                    Inc. (12%), SI International Instruments Inc. (10%)

                                Property Listing

                             Office/Flex Properties
                                   (Continued)

                                                                                                              Percentage
                                                                                                             of Total 2000
                                                                 Percentage                                      Office,
                                                        Net        Leased         2000           2000         Office/Flex,
                                                     Rentable      as of          Base         Effective     and Industrial/
Property                                   Year        Area       12/31/00        Rent           Rent           Warehouse
Location                                   Built     (Sq. Ft.)     (%)(1)    ($000's)(2)(6)  ($000's)(3)(6)   Base Rent (%)
----------------------------------------------------------------------------------------------------------------------------
4 Skyline Drive........................    1987       80,600        99.6          1,267         1,155              0.26
8 Skyline Drive........................    1985       50,000        98.9            854           717              0.18
10 Skyline Drive.......................    1985       20,000       100.0            283           262              0.06

11 Skyline Drive.......................    1989       45,000       100.0            689           641              0.14
12 Skyline Drive.......................    1999       46,850       100.0            806           646              0.17

15 Skyline Drive.......................    1989       55,000       100.0          1,005           912              0.21


Yonkers
100 Corporate Boulevard................    1987       78,000        98.2          1,399         1,338              0.29


200 Corporate Boulevard South..........    1990       84,000        99.8          1,380         1,350              0.28


4 Executive Plaza......................    1986       80,000        98.7          1,025           973              0.21

6 Executive Plaza......................    1987       80,000       100.0          1,110         1,093              0.23


1 Odell Plaza..........................    1980      106,000        93.7          1,256         1,221              0.26

5 Odell Plaza..........................    1983       38,400        99.6            536           528              0.11

7 Odell Plaza..........................    1984       42,600        99.6            648           634              0.13


----------------------------------------------------------------------------------------------------------------------------
Total New York Office/Flex                         2,076,570        98.3         28,555        27,118              5.88
----------------------------------------------------------------------------------------------------------------------------

FAIRFIELD COUNTY, CONNECTICUT
Stamford
419 West Avenue........................    1986       88,000        94.0          1,486         1,460              0.31
500 West Avenue........................    1988       25,000       100.0            422           384              0.09


550 West Avenue........................    1990       54,000       100.0            785           663              0.16
600 West Avenue........................    1999       66,000       100.0            722           685              0.15


                                                        2000
                                           2000         Average    Tenants Leasing 10%
                                          Average      Effective   or More of Net
                                         Base Rent       Rent      Rentable Area Per
Property                                Per Sq. Ft.   Per Sq. Ft.  Property as of
Location                                 ($)(4)(6)    ($)(5)(6)    12/31/00 (6)
------------------------------------------------------------------------------------------------------------------------------------
4 Skyline Drive........................   15.78          14.39     Alstom USA Inc. (27%), Evonyx Inc. (23%)
8 Skyline Drive........................   17.27          14.50     Clientsoft Inc. (70%), Evonyx Inc. (29%)
10 Skyline Drive.......................   14.15          13.10     Bi-Tronic Inc/LCA Sales Corp. (51%), Phoenix Systems Int'l
                                                                   (32%), ENSR Corp. (17%)
11 Skyline Drive.......................   15.31          14.24     Cube Computer Corp. (76%), Agathon Machine Tools Inc. (12%)
12 Skyline Drive.......................   17.20          13.79     Creative Visual Enterprises (38%), Medelec Inc. (32%), Savin
                                                                   Corporation (30%)
15 Skyline Drive.......................   18.27          16.58     Tellabs Operations Inc. (47%), Emisphere Technology Assoc.
                                                                   (23%), Minolta Business Solutions (16%), Acorda Therapeutics
                                                                   Inc. (14%)
Yonkers
100 Corporate Boulevard................   18.26          17.47     Montefiore Medical Center (28%), Sempra Energy Trading Corp.
                                                                   (13%), Minami International Corp. (12%), Otis Elevator
                                                                   Company (11%), Genzyme Genetics Corp. (11%)
200 Corporate Boulevard South..........   16.46          16.10     Belmay Inc. (32%), Montefiore Medical Center (23%),
                                                                   Advanced Viral Research Corp. (20%), Micromold Products
                                                                   Inc. (10%)
4 Executive Plaza......................   12.98          12.32     Wise Contact US Optical Corp. (32%), E&B Giftware Inc.
                                                                   (22%), TT Systems LLC (10%)
6 Executive Plaza......................   13.88          13.66     Cablevision Systems Corp. (40%), CSC Holdings Inc. (12%),
                                                                   Yonkers Savings & Loan Assoc. (11%) , Empire Managed Care
                                                                   Inc. (10%)
1 Odell Plaza..........................   12.65          12.29     Sportive Ventures 2 LLC (19%), Market Dynamics Group LLC
                                                                   (11%)
5 Odell Plaza..........................   14.01          13.81     Voyetra Technologies Inc. (44%), Photo File Inc. (34%),
                                                                   Pharmerica Inc. (22%)
7 Odell Plaza..........................   15.27          14.94     US Postal Service (41%), TT Systems Company (24%), Bright
                                                                   Horizons Childrens Center (16%)

------------------------------------------------------------------------------------------------------------------------------------
Total New York Office/Flex                13.99          13.28
------------------------------------------------------------------------------------------------------------------------------------

FAIRFIELD COUNTY, CONNECTICUT
Stamford
419 West Avenue........................   17.96          17.65     Fuji Medical Systems USA Inc. (80%)
500 West Avenue........................   16.88          15.36     Peppers and Rogers Group/Mark (35%), Lead Trackers Inc.
                                                                   (28%), Convergent Communications Inc. (26%), M Cohen
                                                                   and Sons Inc. (11%)
550 West Avenue........................   14.54          12.28     Lifecodes Corp. (68%), Davidoff of Geneva (CT) Inc. (32%)
600 West Avenue........................   10.94          10.38     Clarence House Imports, Ltd (100%)

                                Property Listing

                             Office/Flex Properties
                                   (Continued)

                                                                                                              Percentage
                                                                                                             of Total 2000
                                                                 Percentage                                      Office,
                                                        Net        Leased         2000           2000         Office/Flex,
                                                     Rentable      as of          Base         Effective     and Industrial/
Property                                   Year        Area       12/31/00        Rent           Rent           Warehouse
Location                                   Built     (Sq. Ft.)     (%)(1)    ($000's)(2)(6)  ($000's)(3)(6)   Base Rent (%)
----------------------------------------------------------------------------------------------------------------------------
650 West Avenue                            1998       40,000       100.0            555           441              0.11

----------------------------------------------------------------------------------------------------------------------------
Total Connecticut Office/Flex                        273,000        98.1          3,970         3,633              0.82
----------------------------------------------------------------------------------------------------------------------------

TOTAL OFFICE/FLEX PROPERTIES                       4,345,651        96.4         46,861        43,847              9.65
============================================================================================================================


                                                          2000
                                             2000         Average    Tenants Leasing 10%
                                            Average      Effective   or More of Net
                                           Base Rent       Rent      Rentable Area Per
Property                                  Per Sq. Ft.   Per Sq. Ft.  Property as of
Location                                   ($)(4)(6)    ($)(5)(6)    12/31/00 (6)
--------------------------------------------------------------------------------------------------------------------------------
650 West Avenue                             13.88          11.03     Davidoff of Geneva (CT) Inc. (100%)

--------------------------------------------------------------------------------------------------------------------------------
Total Connecticut Office/Flex               14.83          13.57
--------------------------------------------------------------------------------------------------------------------------------

TOTAL OFFICE/FLEX PROPERTIES                11.25          10.53
================================================================================================================================

                                Property Listing

                         Industrial/Warehouse Properties

                                                                                                              Percentage
                                                                                                             of Total 2000
                                                                 Percentage                                      Office,
                                                        Net        Leased         2000           2000         Office/Flex,
                                                     Rentable      as of          Base         Effective     and Industrial/
Property                                   Year        Area       12/31/00        Rent           Rent           Warehouse
Location                                   Built     (Sq. Ft.)     (%)(1)    ($000's)(2)(6)  ($000's)(3)(6)   Base Rent (%)
----------------------------------------------------------------------------------------------------------------------------
WESTCHESTER COUNTY, NEW YORK
Elmsford
1 Warehouse Lane.......................    1957        6,600       100.0             57            56              0.01
2 Warehouse Lane.......................    1957       10,900       100.0            119           113              0.02

3 Warehouse Lane.......................    1957       77,200       100.0            290           279              0.06
4 Warehouse Lane.......................    1957      195,500        97.4          1,936         1,890              0.40

5 Warehouse Lane.......................    1957       75,100        97.1            774           706              0.16

6 Warehouse Lane.......................    1982       22,100       100.0            513           511              0.11

----------------------------------------------------------------------------------------------------------------------------
Total Industrial/Warehouse Properties                387,400        98.1          3,689         3,555              0.76
----------------------------------------------------------------------------------------------------------------------------

TOTAL OFFICE, OFFICE/FLEX,
  AND INDUSTRIAL/WAREHOUSE
  PROPERTIES                                      26,649,521        96.8        484,740       465,843             100.0
============================================================================================================================


                                                         2000
                                            2000         Average    Tenants Leasing 10%
                                           Average      Effective   or More of Net
                                          Base Rent       Rent      Rentable Area Per
Property                                 Per Sq. Ft.   Per Sq. Ft.  Property as of
Location                                  ($)(4)(6)    ($)(5)(6)    12/31/00 (6)
-------------------------------------------------------------------------------------------------------------------------------
WESTCHESTER COUNTY, NEW YORK
Elmsford
1 Warehouse Lane.......................     8.64           8.48     JP Trucking Service Center Inc. (100%)
2 Warehouse Lane.......................    10.92          10.37     RJ Bruno Roofing Inc. (55%), Teleport Communications
                                                                    Group (41%)
3 Warehouse Lane.......................     3.76           3.61     United Parcel Service (100%)
4 Warehouse Lane.......................    10.17           9.93     San Mar Laboratories Inc. (63%), Westinghouse Air
                                                                    Brake Co. Inc. (14%)
5 Warehouse Lane.......................    10.61           9.68     Great Spring Waters of America (48%), Chamart Exclusives
                                                                    Inc. (16%), E & H Tire Buying Service Inc. (11%)
6 Warehouse Lane.......................    23.21          23.12     Conway Central Express (100%)

-------------------------------------------------------------------------------------------------------------------------------
Total Industrial/Warehouse Properties       9.70           9.35
-------------------------------------------------------------------------------------------------------------------------------

TOTAL OFFICE, OFFICE/FLEX,
  AND INDUSTRIAL/WAREHOUSE
  PROPERTIES                               19.14          18.40
===============================================================================================================================

(1)   Based on all leases in effect as of December 31, 2000.
(2) Total base rent for 2000, determined in accordance with generally accepted accounting principles ("GAAP"). Substantially all of the leases provide for annual base rents plus recoveries and escalation charges based upon the tenant's proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass through of charges for electrical usage.
(3) Total base rent for 2000 minus total 2000 amortization of tenant improvements, leasing commissions and other concessions and costs, determined in accordance with GAAP.
(4) Base rent for 2000 divided by net rentable square feet leased at December 31, 2000. For those properties acquired or placed in service during 2000, amounts are annualized, as per Note 7.
(5) Effective rent for 2000 divided by net rentable square feet leased at December 31, 2000. For those properties acquired or placed in service during 2000, amounts are annualized, as per Note 7.
(6)   Excludes space leased by the Operating Partnership.
(7) As this property was acquired or placed in service by the Operating Partnership during 2000, the amounts represented in 2000 base rent and 2000 effective rent reflect only that portion of the year during which the Operating Partnership owned or placed the property in service. Accordingly, these amounts may not be indicative of the property's full year results. For comparison purposes, the amounts represented in 2000 average base rent per sq. ft. and 2000 average effective rent per sq. ft. for this property have been calculated by taking 2000 base rent and 2000 effective rent for such property and annualizing these partial-year results, dividing such annualized amounts by the net rentable square feet leased at December 31, 2000. These annualized per square foot amounts may not be indicative of the property's results had the Operating Partnership owned or placed such property in service for the entirety of 2000.
(8)   The property was sold by the Operating Partnership in 2000.
(9)   Calculation based on square feet in service as of December 31, 2000.

Retail Properties

The Operating Partnership owned two stand-alone retail properties as of December 31, 2000, as described below:

The Operating Partnership owns an 8,000 square foot restaurant, constructed in 1986, located at 2 Executive Plaza in the South Westchester Executive Park in Yonkers, Westchester County, New York. The restaurant is 100 percent leased to Magic at Yonkers, Inc. for use as a Red Robin restaurant under a 25-year lease. The lease currently provides for fixed annual base rent of $265,000, with fully-reimbursed real estate taxes, and operating expenses escalated based on the consumer price index ("CPI") over a base year CPI. The lease, which expires in June 2012, includes scheduled rent increases in July 2002 to approximately $300,000 annually, and in July 2007 to approximately $345,000 annually. The lease also provides for additional rent calculated as a percentage of sales over a specified sales amount, as well as for two five-year renewal options. 2000 total base rent for the property, calculated in accordance with GAAP, was approximately $345,558.

The Operating Partnership also owns a 9,300 square foot restaurant, constructed in 1984, located at 230 White Plains Road, Tarrytown, Westchester County, New York. The restaurant is 100 percent leased to TGI Friday's under a 10-year lease which provides for fixed annual base rent of approximately $195,000, with fully-reimbursed real estate taxes, and operating expenses escalated based on CPI over a base year CPI. The lease, which expires in August 2004, also provides for additional rent calculated as a percentage of sales over a specified sales amount, as well as for four five-year renewal options. 2000 total base rent for the property, calculated in accordance with GAAP, was approximately $186,241.

Land Leases

The Operating Partnership owned three land parcels, which were leased as of December 31, 2000, as described below:

The Operating Partnership leases land to Star Enterprises, on which a 2,264 square-foot Texaco gas station was constructed, located at 1 Enterprise Boulevard in Yonkers, Westchester County, New York. The 15-year, triple-net land lease provides for annual rent of approximately $145,000 and expires in April 2005. The lease also provides for two five-year renewal options. 2000 total base rent under this lease, calculated in accordance with GAAP, was approximately $143,972.

The Operating Partnership also leases five acres of land to Rake Realty, on which a 103,500 square-foot office building exists, located at 700 Executive Boulevard, Elmsford, Westchester County, New York. The 22-year, triple-net land lease provides for fixed annual rent plus a CPI adjustment every five years, and expires in November 2018. 2000 total base rent under this lease, calculated in accordance with GAAP, was approximately $97,744. The lease also provides for several renewal options which could extend the lease term for an additional 30 years.

The Operating Partnership also leases 27.7 acres of land to Home Depot, on which a 134,000 square-foot retail store was constructed, located at the Operating Partnership's Horizon Center Business Park, Hamilton Township, Mercer County, New Jersey. The net lease, which began on February 1, 1999, provides for annual rent of approximately $298,000 through the fifth year of the lease and fixed annual rent plus a CPI adjustment every five years for the years thereafter and expires in January 2094. The lease also provides an option for Home Depot to purchase the land in 2002. 2000 total base rent under this lease, calculated in accordance with GAAP, was approximately $260,750.

Multi-family Residential Properties

The Operating Partnership owned two multi-family residential properties, as of December 31, 2000, as described below:

Tenby Chase Apartments, Delran, Burlington County, New Jersey: The Operating Partnership's multi-family residential property, known as the Tenby Chase Apartments, was built in 1970. The property contains 327 units, comprised of 196 one-bedroom units and 131 two-bedroom units, with an average size of approximately 1,235 square feet per unit. The property had an average monthly rental rate of approximately $753 per unit during 2000 and was approximately
97.5 percent leased as of December 31, 2000. The property had 2000 total base rent of approximately $2.9 million, which represented approximately 0.6 percent of the Operating Partnership's 2000 total base rent. The average occupancy rate for the property in each of 2000, 1999 and 1998 was 96.8 percent, 97.1 percent and 96.0 percent, respectively.

25 Martine Avenue, White Plains, Westchester County, New York: The Operating Partnership's multi-family residential property, known as 25 Martine Avenue, was built in 1987. The property contains 124 residential units, comprised of 18 studio units, 71 one-bedroom units and 35 two-bedroom units, with an average size of approximately 722 square feet per unit. The property had an average monthly rental rate of approximately $1,658 per unit during 2000 and was 97.0 percent leased as of December 31, 2000. The property also has retail space. The property had 2000 total base rent of approximately $2.5 million, which represented approximately 0.5 percent of the Operating Partnership's 2000 total base rent. The average occupancy rate for the property in each of 2000, 1999 and 1998 was 96.5 percent, 96.8 percent and 96.4 percent, respectively.

OCCUPANCY

The table below sets forth the year-end percentages of rentable square feet leased in the Operating Partnership's in-service Consolidated Properties for the last five years:

                                                   Percentage of
          Year ended December 31,              Square Feet Leased (%)
--------------------------------------------------------------------------------
          2000                                          96.8

          1999                                          96.5

          1998                                          96.6

          1997                                          95.8

          1996                                          96.4

SIGNIFICANT TENANTS

The following table sets forth a schedule of the Operating Partnership's 20 largest tenants for the Consolidated Properties as of December 31, 2000, based upon annualized base rents:

                                                                   Percentage of                   Percentage of
                                                   Annualized   Operating Partnership    Square   Total Operating        Year of
                                    Number of      Base Rental    Annualized Base         Feet      Partnership          Lease
                                    Properties    Revenue($)(1)   Rental Revenue(%)      Leased   Leased Sq. Ft.(%)    Expiration
------------------------------------------------------------------------------------------------------------------------------------
AT&T Wireless Services                  2           8,527,197           1.8              395,955         1.6            2007  (2)
Donaldson, Lufkin &
  Jenrette Securities Corp.             1           8,316,096           1.7              271,953         1.1            2011
Keystone Mercy Health Plan              3           7,429,219           1.6              325,843         1.3            2015  (3)
AT&T Corporation                        2           7,268,746           1.5              450,278         1.8            2009  (4)
Prentice-Hall Inc.                      1           6,744,495           1.4              474,801         1.9            2014
IBM Corporation                         3           6,390,275           1.3              361,688         1.4            2007  (5)
Toys 'R' Us - NJ, Inc.                  1           5,342,672           1.1              242,518         1.0            2012
Waterhouse Securities, Inc.             1           5,253,555           1.1              184,222         0.7            2015
Nabisco Inc.                            3           5,183,132           1.1              310,243         1.2            2005  (6)
American Institute of Certified
  Public Accountants                    1           4,981,357           1.0              249,768         1.0            2012
Allstate Insurance Company              9           4,727,383           1.0              224,321         0.9            2009  (7)
Board of Gov./Federal Reserve           1           4,705,391           1.0              117,008         0.5            2009  (8)
Winston & Strawn                        1           4,381,770           0.9              108,100         0.4            2003
Dean Witter Trust Company               1           4,319,507           0.9              221,019         0.9            2008
CMP Media Inc.                          1           4,206,598           0.9              206,274         0.8            2014
KPMG Peat Marwick, LLP                  2           3,824,080           0.8              161,760         0.6            2007  (9)
Move.com Operations, Inc.               1           3,796,680           0.8               94,917         0.4            2006
Regus Business Centre Corp.             3           3,680,880           0.8              107,805         0.4            2011 (10)
Bank of Tokyo - Mitsubishi Ltd.         1           3,378,924           0.7              137,076         0.5            2009
Bankers Trust Harborside Inc.           1           3,272,500           0.7              385,000         1.5            2003
------------------------------------------------------------------------------------------------------------------------------------
Totals                                            105,730,457          22.1            5,030,549        19.9
====================================================================================================================================

(1) Annualized base rental revenue is based on actual December 2000 billings times 12. For leases whose rent commences after January 1, 2001, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(2) 12,150 square feet expire September 2004; 345,799 square feet expire March 2007; 38,006 square feet expire June 2007.
(3)   22,694 square feet expire January 2003; 303,149 square feet expire April
      2015.
(4)   63,278 square feet expire May 2004; 387,000 square feet expire January
      2009.
(5) 28,289 square feet expire January 2002; 85,000 square feet expire December 2005; 248,399 square feet expire December 2007.
(6) 9,865 square feet expire September 2001; 300,378 square feet expire December 2005.
(7) 18,882 square feet expire April 2003; 4,398 square feet expire January 2004; 36,305 square feet expire January 2005; 23,024 square feet expire October 2005; 22,444 square feet expire July 2006; 6,108 square feet expire August 2006; 70,517 square feet expire June 2007; 31,143 square feet expire April 2008; 11,500 square feet expire April 2009.
(8)   94,719 square feet expire May 2005; 22,289 square feet expire July 2009.
(9) 104,556 square feet expire September 2002; 57,204 square feet expire July 2007.
(10) 28,000 square feet expire August 2010; 38,930 square feet expire April 2011; 40,875 square feet expire August 2011.

SCHEDULE OF LEASE EXPIRATIONS

The following table sets forth a schedule of the lease expirations for the total of the Operating Partnership's office, office/flex, industrial/warehouse and stand-alone retail properties, included in the Consolidated Properties, beginning January 1, 2001, assuming that none of the tenants exercise renewal options:

                                                                                         Average Annual
                                                       Percentage Of                      Rent Per Net
                                    Net Rentable       Total Leased        Annualized       Rentable         Percentage Of
                                    Area Subject        Square Feet        Base Rental     Square Foot        Annual Base
                      Number Of      To Expiring      Represented By      Revenue Under    Represented        Rent Under
Year Of                Leases          Leases            Expiring           Expiring       By Expiring         Expiring
Expiration          Expiring (1)      (Sq. Ft.)       Leases (%) (2)     Leases ($) (3)    Leases ($)         Leases (%)
--------------------------------------------------------------------------------------------------------------------------
2001............          531          2,639,934            10.4            43,613,737         16.52             9.2

2002............          515          3,150,437            12.4            56,082,268         17.80            11.8

2003............          506          3,831,520            15.1            67,498,472         17.62            14.2

2004............          350          2,378,899             9.4            45,239,146         19.02             9.5

2005............          346          3,167,520            12.5            62,884,809         19.85            13.2

2006............          163          1,899,748             7.5            38,795,616         20.42             8.1

2007............           72          1,565,437             6.2            32,235,634         20.59             6.8

2008............           51          1,149,547             4.5            19,628,343         17.07             4.1

2009............           39          1,113,494             4.4            21,644,393         19.44             4.5

2010............           77          1,167,775             4.6            23,066,952         19.75             4.8

2011............           27          1,010,078             4.0            22,213,067         21.99             4.7

2012 and thereafter        40          2,301,556             9.0            43,724,798         19.00             9.1
--------------------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average               2,717         25,375,945(4)        100.0           476,627,235         18.78            100.0
==========================================================================================================================

(1) Includes office, office/flex, industrial/warehouse and stand-alone retail property tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.
(2)   Excludes all unleased space as of December 31, 2000.
(3) Annualized base rental revenue is based on actual December 2000 billings times 12. For leases whose rent commences after January 1, 2001, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(4) Reconciliation to Operating Partnership's total net rentable square footage is as follows:

                                                                     Square Feet       Percentage of Total
                                                                     -----------       -------------------
Square footage leased to commercial tenants                           25,375,945              95.2%
Square footage used for corporate offices, management offices, building use, retail tenants, food services, other ancillary
 service tenants and occupancy adjustments                               426,862               1.6
Square footage unleased                                                  864,014               3.2
                                                                      ----------             ------
Total net rentable square footage (does not include
 residential, land lease, retail or not-in-service properties)        26,666,821             100.0%
                                                                      ==========             ======

SCHEDULE OF LEASE EXPIRATIONS: OFFICE PROPERTIES

The following table sets forth a schedule of the lease expirations for the office properties beginning January 1, 2001, assuming that none of the tenants exercise renewal options:

                                                                                                    Average Annual
                                                            Percentage Of                            Rent Per Net
                                        Net Rentable         Total Leased          Annualized          Rentable        Percentage Of
                                        Area Subject         Square Feet          Base Rental         Square Foot       Annual Base
                       Number Of        To Expiring         Represented By       Revenue Under        Represented       Rent Under
Year Of                 Leases            Leases              Expiring             Expiring           By Expiring        Expiring
Expiration           Expiring (1)        (Sq. Ft.)          Leases (%) (2)       Leases ($) (3)        Leases ($)        Leases (%)
------------------------------------------------------------------------------------------------------------------------------------
2001............          436             1,996,939               9.6              36,827,326             18.44             8.7

2002............          410             2,318,146              11.1              47,490,669             20.49            11.2

2003............          422             3,152,850              15.2              60,794,043             19.28            14.3

2004............          293             1,814,213               8.7              38,785,904             21.38             9.2

2005............          290             2,676,685              12.9              56,812,992             21.23            13.4

2006............          137             1,554,837               7.5              33,508,335             21.55             7.9

2007............           64             1,430,006               6.9              30,260,900             21.16             7.1

2008............           45               964,500               4.6              18,204,342             18.87             4.3

2009............           26               971,232               4.7              19,654,067             20.24             4.6

2010............           53               855,944               4.1              18,361,508             21.45             4.3

2011............           24               949,167               4.6              21,495,631             22.65             5.1

2012 and thereafter        35             2,115,868              10.1              41,494,249             19.61             9.9
------------------------------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average               2,235            20,800,387             100.0             423,689,966             20.37           100.0
====================================================================================================================================

(1) Includes office tenants only. Excludes leases for amenity, retail, parking and month-to-month office tenants. Some tenants have multiple leases.
(2)   Excludes all unleased space as of December 31, 2000.
(3) Annualized base rental revenue is based on actual December 2000 billings times 12. For leases whose rent commences after January 1, 2001, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: OFFICE/FLEX PROPERTIES

The following table sets forth a schedule of the lease expirations for the office/flex properties beginning January 1, 2001, assuming that none of the tenants exercise renewal options:

                                                                                                    Average Annual
                                                            Percentage Of                            Rent Per Net
                                        Net Rentable         Total Leased         Annualized           Rentable        Percentage Of
                                        Area Subject         Square Feet          Base Rental         Square Foot       Annual Base
                       Number Of        To Expiring         Represented By        Revenue Under        Represented      Rent Under
Year Of                  Leases            Leases              Expiring             Expiring           By Expiring       Expiring
Expiration            Expiring (1)        (Sq. Ft.)         Leases (%) (2)       Leases ($) (3)        Leases ($)        Leases (%)
------------------------------------------------------------------------------------------------------------------------------------
2001............           89              632,213               15.1               6,677,238             10.56             13.7

2002............          103              785,851               18.8               8,090,847             10.30             16.6

2003............           80              580,696               13.9               6,203,311             10.68             12.7

2004............           46              355,266                8.5               3,957,742             11.14              8.1

2005............           53              477,681               11.4               5,889,941             12.33             12.1

2006............           26              344,911                8.3               5,287,281             15.33             10.8

2007............            8              135,431                3.2               1,974,734             14.58              4.0

2008............            6              185,047                4.4               1,424,001              7.70              2.9

2009............           12              130,462                3.1               1,884,126             14.44              3.9

2010............           24              311,831                7.5               4,705,444             15.09              9.6

2011............            3               60,911                1.5                 717,436             11.78              1.5

2012 and thereafter         4              177,688                4.3               1,965,549             11.06              4.1
------------------------------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average                 454            4,177,988              100.0              48,777,650             11.67            100.0
====================================================================================================================================

(1) Includes office/flex tenants only. Excludes leases for amenity, retail, parking and month-to-month office/flex tenants. Some tenants have multiple leases.
(2)   Excludes all unleased space as of December 31, 2000.
(3) Annualized base rental revenue is based on actual December 2000 billings times 12. For leases whose rent commences after January 1, 2001, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: INDUSTRIAL/WAREHOUSE PROPERTIES

The following table sets forth a schedule of the lease expirations for the industrial/warehouse properties beginning January 1, 2001, assuming that none of the tenants exercise renewal options:

                                                                                                 Average Annual
                                                          Percentage Of                           Rent Per Net
                                         Net Rentable      Total Leased          Annualized          Rentable          Percentage Of
                                         Area Subject       Square Feet          Base Rental        Square Foot         Annual Base
                       Number Of         To Expiring      Represented By        Revenue Under       Represented         Rent Under
Year Of                  Leases             Leases          Expiring               Expiring         By Expiring          Expiring
Expiration             Expiring (1)        (Sq. Ft.)      Leases (%) (2)        Leases ($) (3)      Leases ($)          Leases (%)
------------------------------------------------------------------------------------------------------------------------------------
2001............            6                10,782             2.8                 109,173            10.13                 3.0

2002............            2                46,440            12.2                 500,752            10.78                13.5

2003............            4                97,974            25.8                 501,118             5.11                13.5

2004............           10               200,120            52.6               2,300,500            11.50                62.2

2005............            3                13,154             3.5                 181,876            13.83                 4.9

2009............            1                11,800             3.1                 106,200             9.00                 2.9
------------------------------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average                  26               380,270           100.0               3,699,619             9.73               100.0
====================================================================================================================================

(1) Includes industrial/warehouse tenants only. Excludes leases for amenity, retail, parking and month-to-month industrial/warehouse tenants. Some tenants have multiple leases.
(2)   Excludes all unleased space as of December 31, 2000.
(3) Annualized base rental revenue is based on actual December 2000 billings times 12. For leases whose rent commences after January 1, 2001, annualized base rent revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, the historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: STAND-ALONE RETAIL PROPERTIES

The following table sets forth a schedule of the lease expirations for the stand-alone retail properties beginning January 1, 2001, assuming that none of the tenants exercise renewal options:

                                                                                                  Average Annual
                                                             Percentage Of                         Rent Per Net
                                         Net Rentable         Total Leased       Annualized          Rentable          Percentage Of
                                         Area Subject         Square Feet        Base Rental        Square Foot         Annual Base
                       Number Of          To Expiring       Represented By      Revenue Under       Represented         Rent Under
Year Of                  Leases             Leases             Expiring           Expiring          By Expiring          Expiring
Expiration             Expiring (1)        (Sq. Ft.)         Leases (%) (2)       Leases ($)         Leases ($)          Leases (%)
------------------------------------------------------------------------------------------------------------------------------------
2004............            1                 9,300               53.8             195,000             20.97                42.4

2012 ...........            1                 8,000               46.2             265,000             33.12                57.6
------------------------------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average                   2                17,300              100.0             460,000             26.59               100.0
====================================================================================================================================

(1)   Includes stand-alone retail property tenants only.
(2) Annualized base rental revenue is based on actual December 2000 billings times 12. For leases whose rent commences after January 1, 2001, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

INDUSTRY DIVERSIFICATION

The following table lists the Operating Partnership's 30 largest industry classifications based on annualized contractual base rent of the Consolidated
Properties:

                                                                                                                     Percentage of
                                                         Annualized            Percentage of                        Total Operating
                                                         Base Rental       Operating Partnership      Square         Partnership
                                                           Revenue            Annualized Base          Feet             Leased
Industry Classification (3)                              ($) (1) (2)        Rental Revenue (%)        Leased          Sq. Ft. (%)
------------------------------------------------------------------------------------------------------------------------------------
Securities, Commodity Contracts & Other Financial         54,293,717               11.4              2,333,149            9.2
Manufacturing                                             45,232,970                9.5              2,733,304           10.8
Computer System Design Svcs.                              33,965,877                7.1              1,799,904            7.1
Telecommunications                                        32,056,149                6.7              1,863,008            7.3
Insurance Carriers & Related Activities                   31,246,470                6.6              1,607,184            6.3
Legal Services                                            28,655,988                6.0              1,280,166            5.0
Health Care & Social Assistance                           21,199,594                4.5              1,079,556            4.3
Credit Intermediation & Related Activities                19,966,062                4.2              1,173,198            4.6
Wholesale Trade                                           17,090,086                3.6              1,254,193            4.9
Accounting/Tax Prep.                                      16,191,496                3.4                762,021            3.0
Other Professional                                        15,709,854                3.3                897,542            3.5
Retail Trade                                              15,304,387                3.2                877,279            3.5
Information Services                                      13,485,944                2.8                637,787            2.5
Publishing Industries                                     12,780,221                2.7                560,880            2.2
Arts, Entertainment & Recreation                          10,873,673                2.3                742,323            2.9
Real Estate & Rental & Leasing                            10,441,206                2.2                481,484            1.9
Public Administration                                     10,196,985                2.1                353,072            1.4
Other Services (except Public Administration)              9,973,705                2.1                720,267            2.8
Advertising/Related Services                               9,059,880                1.9                422,451            1.7
Scientific Research/Development                            9,004,156                1.9                516,192            2.0
Management/Scientific                                      7,713,798                1.6                394,625            1.6
Management of Companies & Finance                          6,846,791                1.4                351,868            1.4
Transportation                                             6,534,616                1.4                449,769            1.8
Data Processing Services                                   5,774,618                1.2                268,770            1.1
Architectural/Engineering                                  5,268,844                1.1                302,525            1.2
Construction                                               4,481,491                0.9                252,042            1.0
Educational Services                                       3,885,332                0.8                214,446            0.9
Utilities                                                  3,621,901                0.8                177,871            0.7
Admin. & Support, Waste Mgt. & Remediation Svc.            3,556,598                0.8                239,164            0.9
Specialized Design Services                                3,488,148                0.7                164,620            0.7
Other                                                      8,726,678                1.8                465,285            1.8
------------------------------------------------------------------------------------------------------------------------------------
Totals                                                   476,627,235              100.0             25,375,945          100.0
====================================================================================================================================

(1) Annualized base rental revenue is based on actual December 2000 billings times 12. For leases whose rent commences after January 1, 2001, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(2) Includes office, office/flex, industrial/warehouse and stand-alone retail tenants only. Excludes leases for amenity, retail, parking and month-to-month office tenants. Some tenants have multiple leases.
(3) The Operating Partnership's tenants are classified according to the U.S. Government's new North American Industrial Classification System (NAICS) which has replaced the Standard Industrial Code (SIC) system.

MARKET DIVERSIFICATION

The following table lists the Operating Partnership's 25 markets (MSAs), based on annualized contractual base rent of the Consolidated Properties:

                                                     Annualized          Percentage of
                                                     Base Rental     Operating Partnership          Total
                                                       Revenue          Annualized Base         Property Size        Percentage of
Market (MSA)                                         ($) (1) (2)      Rental Revenue (%)        Rentable Area      Rentable Area (%)
------------------------------------------------------------------------------------------------------------------------------------
Bergen-Passaic, NJ                                    82,717,384             17.4                   4,530,091            17.0
New York, NY (Westchester-Rockland Counties)          80,086,544             16.8                   4,696,178            17.6
Newark, NJ (Essex-Morris-Union Counties)              71,596,650             15.0                   3,444,598            12.9
Jersey City, NJ                                       42,609,281              8.9                   2,094,470             7.8
Philadelphia, PA-NJ                                   37,954,991              8.0                   2,710,346            10.2
Washington, DC-MD-VA                                  19,253,047              4.0                     616,549             2.3
Denver, CO                                            17,302,628              3.6                   1,007,931             3.8
Dallas, TX                                            15,516,855              3.3                     959,463             3.6
Middlesex-Somerset-Hunterdon, NJ                      15,343,278              3.2                     791,051             3.0
Trenton, NJ (Mercer County)                           13,423,461              2.8                     672,365             2.5
San Francisco, CA                                     12,594,371              2.6                     450,891             1.7
San Antonio, TX                                       12,018,130              2.5                     940,302             3.5
Stamford-Norwalk, CT                                   9,369,016              2.0                     527,250             2.0
Houston, TX                                            8,888,789              1.9                     700,008             2.6
Monmouth-Ocean, NJ                                     7,375,329              1.5                     577,423             2.2
Nassau-Suffolk, NY                                     5,762,698              1.2                     261,849             1.0
Phoenix-Mesa, AZ                                       5,535,201              1.2                     416,967             1.6
Tampa-St. Petersburg-Clearwater, FL                    3,869,760              0.8                     297,429             1.1
Boulder-Longmont, CO                                   3,600,741              0.8                     270,421             1.0
Bridgeport, CT                                         3,230,808              0.7                     145,487             0.5
Colorado Springs, CO                                   2,832,002              0.6                     209,987             0.8
Dutchess County, NY                                    2,201,156              0.5                     118,727             0.4
Atlantic-Cape May, NJ                                  1,339,776              0.3                      80,344             0.3
Des Moines, IA                                         1,163,019              0.2                      72,265             0.3
Fort Worth-Arlington, TX                               1,042,320              0.2                      74,429             0.3
------------------------------------------------------------------------------------------------------------------------------------
Totals                                               476,627,235            100.0                  26,666,821           100.0
====================================================================================================================================

(1) Annualized base rental revenue is based on actual December 2000 billings times 12. For leases whose rent commences after January 1, 2001, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(2) Includes office, office/flex, industrial/warehouse and stand-alone retail tenants only. Excludes leases for amenity, retail, parking and month-to-month office tenants. Some tenants have multiple leases.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Operating Partnership is a party or to which any of the Properties is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Operating Partnership currently has no securities listed on any securities exchange.

MARKET INFORMATION

Not applicable.

HOLDERS

On February 15, 2001, the Operating Partnership had 106 owners of limited partnership units.

RECENT SALES OF UNREGISTERED SECURITIES

The Operating Partnership did not issue any unregistered securities in the year ended December 31, 2000.

DIVIDENDS AND DISTRIBUTIONS

During the year ended December 31, 2000, the Corporation and Operating Partnership declared four quarterly common stock dividends and common unit distributions in the amounts of $0.58, $0.58, $0.61 and $0.61 per share and common unit from the first to the fourth quarter, respectively.

During the year ended December 31, 1999, the Corporation and Operating Partnership declared four quarterly common stock dividends and common unit distributions in the amounts of $0.55, $0.55, $0.58 and $0.58 per share and common unit from the first to the fourth quarter, respectively.

The declaration and payment of dividends and distributions will continue to be determined by the Board of Directors of the Corporation in light of conditions then existing, including the Operating Partnership's earnings, financial condition, capital requirements, applicable legal restrictions and other factors.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data on a consolidated basis for the Operating Partnership. The consolidated selected operating, balance sheet and cash flow data of the Operating Partnership as of December 31, 2000, 1999, 1998, 1997 and 1996, and for the periods then ended have been derived from financial statements audited by PricewaterhouseCoopers LLP, independent accountants.

Operating Data                                                                          Year Ended December 31,
In thousands, except per share data                              2000            1999           1998            1997           1996
------------------------------------------------------------------------------------------------------------------------------------
Total revenues                                             $  576,153      $  551,484     $  493,699      $   23,135      $  13,180
Operating and other expenses                               $  172,146      $  168,651     $  150,448      $    1,870      $     251
General and administrative                                 $   23,276      $   25,480     $   24,828      $   15,061      $   5,637
Depreciation and amortization                              $   92,088      $   87,209     $   78,916      $      279      $      52
Interest expense                                           $  105,394      $  102,960     $   88,043      $    9,670      $   4,672
Non-recurring charges                                      $   37,139      $   16,458     $       --      $   46,519      $      --
Equity in net income of Majority-Owned
 Unconsolidated Property Partnerships                      $       --      $       --     $       --      $   89,846      $  34,611
Income before minority interest and
 extraordinary item                                        $  231,463      $  152,683     $  151,464      $   39,582      $  37,179
Income before extraordinary item                           $  226,391      $  152,604     $  151,464      $   39,582      $  37,179
Basic earnings per unit - before extraordinary item        $     3.18      $     2.05     $     2.13      $     0.22      $    1.76
Diluted earnings per unit - before extraordinary item      $     3.10      $     2.04     $     2.11      $     0.21      $    1.72
Distributions declared per common unit                     $     2.38      $     2.26     $     2.10      $     1.90      $    1.75
Basic weighted average units outstanding                       66,392          66,885         63,438          43,356         21,171
Diluted weighted average units outstanding                     73,070          67,133         63,893          44,409         21,651

Balance Sheet Data                                                                       December 31,
In thousands                                                     2000            1999           1998            1997           1996
------------------------------------------------------------------------------------------------------------------------------------
Rental property, before accumulated depreciation
 and amortization                                          $3,704,354      $3,654,845     $3,467,799      $   65,592      $     712
Investments in Unconsolidated Majority-Owned
 Property Partnerships                                     $       --      $       --     $       --      $1,821,614      $ 488,585
Total assets                                               $3,676,977      $3,629,601     $3,452,194      $1,901,174      $ 776,220
Total debt                                                 $1,628,512      $1,490,175     $1,420,931      $  322,100      $  29,805
Total liabilities                                          $1,774,239      $1,648,844     $1,526,974      $  364,489      $  47,877
Minority interest                                          $    1,925      $   83,600     $       --      $       --      $      --
Redeemable Partnership Units                               $       --      $       --     $       --      $  522,812      $  83,052
Partners' capital                                          $1,900,813      $1,897,157     $1,925,220      $1,013,873      $ 645,291

Other Data                                                                             Year Ended December 31,
In thousands                                                     2000            1999           1998            1997           1996
------------------------------------------------------------------------------------------------------------------------------------
Cash flows provided by operating activities                $  180,529      $  243,638     $  208,761      $   66,661      $  39,382
Cash flows provided by (used in) investing activities      $    6,189      $ (195,178)    $ (749,067)     $ (975,574)     $(305,891)
Cash flows (used in) provided by financing activities      $ (182,210)     $  (45,598)    $  543,411      $  706,368      $ 470,893
Funds from operations (1), before distributions to
 preferred unitholders                                     $  262,071      $  244,240     $  216,949      $  111,752      $  45,220
Funds from operations (1), after distributions to
 preferred unitholders                                     $  246,630      $  228,764     $  200,636      $  110,864      $  45,220

----------

(1) The Operating Partnership considers funds from operations (after adjustment for straight-lining of rents and non-recurring charges) one measure of REIT performance. Funds from operations ("FFO") is defined as net income (loss) before distributions to preferred unitholders computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring, other extraordinary items, and sales of depreciable rental property, plus real estate-related depreciation and amortization. Funds from operations should not be considered as an alternative for net income as an indication of the Operating Partnership's performance or to cash flows as a measure of liquidity. Funds from operations presented herein is not necessarily comparable to funds from operations presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Operating Partnership's funds from operations is comparable to the funds from operations of real estate companies that use the current definition of the National Association of Real Estate Investment Trusts ("NAREIT"), after the adjustment for straight-lining of rents and non-recurring charges. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained elsewhere in this Report, for the calculation of FFO for the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of Mack-Cali Realty, L.P. and subsidiaries and the notes thereto. Certain defined terms used herein have the meaning ascribed to them in the Consolidated Financial Statements.

The following comparisons for the year ended December 31, 2000 ("2000"), as compared to the year ended December 31, 1999 ("1999"), and for 1999, as compared to the year ended December 31, 1998 ("1998"), make reference to the following:
(i) the effect of the "Same-Store Properties," which represents all in-service properties owned by the Operating Partnership at December 31, 1998, excluding Dispositions as defined below (for the 2000 versus 1999 comparison) and which represents all in-service properties owned by the Operating Partnership at December 31, 1997, excluding Dispositions as defined below (for the 1999 versus 1998 comparison), (ii) the effect of the "Acquired Properties," which represents all properties acquired or placed in service by the Operating Partnership from January 1, 1999 through December 31, 2000 (for the 2000 versus 1999 comparison) and which represents all properties acquired or placed in service by the Operating Partnership from January 1, 1998 through December 31, 1999 (for the 1999 versus 1998 comparison) and (iii) the effect of the "Dispositions", which represents results for each period for those rental properties sold by the Operating Partnership during the respective periods.

      Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

                                                                             Year Ended
                                                                             December 31,                  Dollar            Percent
(dollars in thousands)                                                  2000              1999             Change            Change
------------------------------------------------------------------------------------------------------------------------------------
Revenue from rental operations:
Base rents                                                            $491,193           $469,853          $21,340             4.5%
Escalations and recoveries from tenants                                 58,488             62,182           (3,694)           (5.9)
Parking and other                                                       15,325             15,915             (590)           (3.7)
------------------------------------------------------------------------------------------------------------------------------------
   Sub-total                                                           565,006            547,950           17,056             3.1

Equity in earnings of unconsolidated joint ventures                      8,055              2,593            5,462           210.6
Interest income                                                          3,092                941            2,151           228.6
------------------------------------------------------------------------------------------------------------------------------------
   Total revenues                                                      576,153            551,484           24,669             4.5
------------------------------------------------------------------------------------------------------------------------------------

Property expenses:
Real estate taxes                                                       59,400             57,382            2,018             3.5
Utilities                                                               42,035             41,580              455             1.1
Operating services                                                      70,711             69,689            1,022             1.5
------------------------------------------------------------------------------------------------------------------------------------
   Sub-total                                                           172,146            168,651            3,495             2.1

General and administrative                                              23,276             25,480           (2,204)           (8.6)
Depreciation and amortization                                           92,088             87,209            4,879             5.6
Interest expense                                                       105,394            102,960            2,434             2.4
Non-recurring charges                                                   37,139             16,458           20,681           125.7
------------------------------------------------------------------------------------------------------------------------------------
   Total expenses                                                      430,043            400,758           29,285             7.3
------------------------------------------------------------------------------------------------------------------------------------

Income before gain on sales of rental property
   and minority interest                                               146,110            150,726           (4,616)           (3.1)
Gain on sales of rental property                                        85,353              1,957           83,396         4,261.4
------------------------------------------------------------------------------------------------------------------------------------

Income before minority interest                                        231,463            152,683           78,780            51.6
Minority interest in consolidated partially-owned
   properties                                                            5,072                 79            4,993         6,320.3
------------------------------------------------------------------------------------------------------------------------------------

Net income                                                             226,391            152,604           73,787            48.4
Preferred unit distributions                                           (15,441)           (15,476)              35             0.2
------------------------------------------------------------------------------------------------------------------------------------

Net income available to common unitholders                            $210,950           $137,128          $73,822            53.8%
====================================================================================================================================

The following is a summary of the changes in revenue from rental operations and property expenses divided into Same-Store Properties, Acquired Properties and Dispositions (dollars in thousands):

                                             Total
                                     Operating Partnership    Same-Store Properties     Acquired Properties       Dispositions
                                     ---------------------    ---------------------     -------------------       ------------
                                       Dollar      Percent     Dollar       Percent      Dollar     Percent     Dollar    Percent
                                       Change      Change      Change       Change       Change     Change      Change     Change
------------------------------------------------------------------------------------------------------------------------------------
Revenue from rental operations:
Base rents                             $21,340        4.5%    $16,615        3.5%         $21,429    4.6%     $(16,704)    (3.6)%
Escalations and recoveries from
  from tenants                          (3,694)      (5.9)       (577)      (0.9)           1,602    2.6        (4,719)    (7.6)
Parking and other                         (590)      (3.7)       (111)      (0.7)             150    0.9          (629)    (3.9)
------------------------------------------------------------------------------------------------------------------------------------
Total                                  $17,056        3.1%    $15,927        2.9%         $23,181    4.2%     $(22,052)    (4.0)%
====================================================================================================================================

Property expenses:
Real estate taxes                      $ 2,018        3.5%    $ 1,267        2.2%         $ 2,287    4.0%     $ (1,536)    (2.7)%
Utilities                                  455        1.1         752        1.8            1,501    3.6        (1,798)    (4.3)
Operating services                       1,022        1.5         664        1.0            3,359    4.8        (3,001)    (4.3)
------------------------------------------------------------------------------------------------------------------------------------
Total                                  $ 3,495        2.1%    $ 2,683        1.6%         $ 7,147    4.2%     $ (6,335)    (3.7)%
====================================================================================================================================

OTHER DATA:
Number of Consolidated Properties          255                    237                          18                    7
Square feet (in thousands)              26,667                 24,886                       1,781                1,949

Base rents for the Same-Store Properties increased $16.6 million, or 3.5 percent, for 2000 as compared to 1999, due primarily to rental rate increases in 2000. Escalations and recoveries from tenants for the Same-Store Properties decreased $0.6 million, or 0.9 percent, for 2000 over 1999, due to the recovery of a decreased amount of total property expenses. Parking and other income for the Same-Store Properties decreased $0.1 million, or 0.7 percent, due primarily to fewer lease termination fees in 2000.

Real estate taxes on the Same-Store Properties increased $1.3 million, or 2.2 percent, for 2000 as compared to 1999, due primarily to property tax rate increases in certain municipalities in 2000. Utilities for the Same-Store Properties increased $0.8 million, or 1.8 percent, for 2000 as compared to 1999, due primarily to increased rates. Operating services for the Same-Store Properties increased $0.7 million, or 1.0 percent, due primarily to an increase in maintenance costs in 2000.

Equity in earnings of unconsolidated joint ventures increased $5.5 million, or
210.6 percent, for 2000 as compared to 1999. This is due primarily to properties developed by joint ventures being placed in service in 2000 and higher occupancies (see Note 4 to the Financial Statements).

Interest income increased $2.2 million, or 228.6 percent, for 2000 as compared to 1999. This increase was due primarily to the effect of net proceeds from certain property sales being invested in cash and cash equivalents for the period of time prior to which such proceeds were reinvested, as well as income from mortgages receivable in 2000.

General and administrative decreased by $2.2 million, or 8.6 percent, for 2000 as compared to 1999. This decrease is due primarily to decreased payroll and related costs in 2000.

Depreciation and amortization increased by $4.9 million, or 5.6 percent, for 2000 over 1999. Of this increase, $5.4 million, or 6.2 percent, is attributable to the Same-Store Properties, and $3.8 million, or 4.4 percent, is due to the Acquired Properties, partially offset by a decrease of $4.3 million, or 5.0 percent, due to the Dispositions.

Interest expense increased $2.4 million, or 2.4 percent, for 2000 as compared to 1999. This increase is due primarily to the replacement in March 1999 of short-term credit facility borrowings with long-term fixed rate unsecured notes and increase in LIBOR in 2000 over 1999.

Non-recurring charges of $37.1 million were incurred in 2000 as a result of costs associated with the termination of the Prentiss merger agreement (see Note 3 to the Financial Statements) in September 2000 and costs associated with the resignations of Brant Cali and John R. Cali (see Note 16 to the Financial Statements) in June 2000. Non-recurring charges of $16.5 million were incurred in 1999 as a result of the resignation of Thomas A. Rizk (see Note 16 to the Financial Statements).

Income before gain on sales of rental property and minority interest decreased to $146.1 million in 2000 from $150.7 million in 1999. The decrease of approximately $4.6 million is due to the factors discussed above.

Net income available to common unitholders increased by $73.8 million, from $137.1 million in 1999 to $210.9 million in 2000. This increase was a result of a gain on sales of rental property of $85.4 million in 2000. This was partially offset by a decrease in income before gain on sales of rental property and minority interest of $4.6 million in 2000 as compared to 1999, a gain on sales of rental property of $2.0 million in 1999, and an increase in minority interest in consolidated partially-owned properties of $5.0 million in 2000.

      Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

                                                                              Year Ended
                                                                              December 31,                 Dollar            Percent
(dollars in thousands)                                                    1999              1998           Change            Change
------------------------------------------------------------------------------------------------------------------------------------
Revenue from rental operations:
Base rents                                                            $469,853           $427,528          $42,325             9.9%
Escalations and recoveries from tenants                                 62,182             51,981           10,201            19.6
Parking and other                                                       15,915             10,712            5,203            48.6
------------------------------------------------------------------------------------------------------------------------------------
   Sub-total                                                           547,950            490,221           57,729            11.8

Equity in earnings of unconsolidated joint ventures                      2,593              1,055            1,538           145.8
Interest income                                                            941              2,423           (1,482)          (61.2)
------------------------------------------------------------------------------------------------------------------------------------
   Total revenues                                                      551,484            493,699           57,785            11.7
------------------------------------------------------------------------------------------------------------------------------------

Property expenses:
Real estate taxes                                                       57,382             48,297            9,085            18.8
Utilities                                                               41,580             38,440            3,140             8.2
Operating services                                                      69,689             63,711            5,978             9.4
------------------------------------------------------------------------------------------------------------------------------------
   Sub-total                                                           168,651            150,448           18,203            12.1

General and administrative                                              25,480             24,828              652             2.6
Depreciation and amortization                                           87,209             78,916            8,293            10.5
Interest expense                                                       102,960             88,043           14,917            16.9
Non-recurring charges                                                   16,458                 --           16,458              --
------------------------------------------------------------------------------------------------------------------------------------
   Total expenses                                                      400,758            342,235           58,523            17.1
------------------------------------------------------------------------------------------------------------------------------------

Income before gain on sales of rental property,
   minority interest and extraordinary item                            150,726            151,464             (738)           (0.5)
Gain on sales of rental property                                         1,957                 --            1,957              --
------------------------------------------------------------------------------------------------------------------------------------

Income before minority interest and
   extraordinary item                                                  152,683            151,464            1,219             0.8
Minority interest in consolidated
   partially-owned properties                                               79                 --               79              --
------------------------------------------------------------------------------------------------------------------------------------

Income before extraordinary item                                       152,604            151,464            1,140             0.8
Extraordinary item - loss on early retirement of debt                       --             (2,670)           2,670          (100.0)
------------------------------------------------------------------------------------------------------------------------------------

Net income                                                             152,604            148,794            3,810             2.6
Preferred unit distributions                                           (15,476)           (16,313)             837            (5.1)
------------------------------------------------------------------------------------------------------------------------------------

Net income available to common unitholders                            $137,128           $132,481           $4,647             3.5%
====================================================================================================================================

The following is a summary of changes in revenue from rental operations and property expenses divided into Same-Store Properties, Acquired Properties and Dispositions (dollars in thousands):

                                            Total
                                     Operating Partnership    Same-Store Properties     Acquired Properties       Dispositions
                                     ---------------------    ---------------------     -------------------       ------------
                                       Dollar     Percent       Dollar      Percent      Dollar    Percent      Dollar    Percent
                                       Change     Change         Change     Change       Change    Change       Change    Change
------------------------------------------------------------------------------------------------------------------------------------
Revenue from rental operations:
Base rents                             $42,325       9.9%        $10,007      2.4%      $32,519       7.6%      $(201)     (0.1)%
Escalations and recoveries from
  from tenants                          10,201      19.6           4,800      9.2         5,404      10.4          (3)      0.0
Parking and other                        5,203      48.6           2,585     24.1         2,601      24.3          17       0.2
------------------------------------------------------------------------------------------------------------------------------------
Total                                  $57,729      11.8%        $17,392      3.6%      $40,524       8.3%      $(187)     (0.1)%
====================================================================================================================================

Property expenses:
Real estate taxes                      $ 9,085      18.8%        $ 3,300      6.8%      $ 5,817      12.1%      $ (32)     (0.1)%
Utilities                                3,140       8.2             400      1.0         2,738       7.2           2       0.0
Operating services                       5,978       9.4            (165)    (0.3)        6,210       9.8         (67)     (0.1)
------------------------------------------------------------------------------------------------------------------------------------
Total                                  $18,203      12.1%        $ 3,535      2.4%      $14,765       9.8%      $ (97)     (0.1)%
====================================================================================================================================

OTHER DATA:
Number of Consolidated Properties          253                       187                     66                     2
Square feet (in thousands)              27,383                    21,775                  5,608                   190

Base rents for the Same-Store Properties increased $10.0 million, or 2.4 percent, for 1999 as compared to 1998, due primarily to rental rate increases in 1999. Escalations and recoveries from tenants for the Same-Store Properties increased $4.8 million, or 9.2 percent, for 1999 over 1998, due to the recovery of an increased amount of total property expenses, as well as additional settle-up billings in 1999. Parking and other income for the Same-Store Properties increased $2.6 million, or 24.1 percent, due primarily to increased lease termination fees in 1999.

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

Interest income decreased $1.5 million, or 61.2 percent, for 1999 as compared to 1998. This decrease was due primarily to repayment by a borrower of a mortgage note receivable in 1998.

General and administrative increased by $0.7 million, or 2.6 percent, for 1999 as compared to 1998. This increase is due primarily to increased payroll and related costs in 1999.

Depreciation and amortization increased by $8.3 million, or 10.5 percent, for 1999 over 1998. Of this increase, $4.8 million, or 6.1 percent, is attributable to the Acquired Properties and $3.5 million, or 4.4 percent, is due to the Same-Store Properties.

Interest expense increased $14.9 million, or 16.9 percent, for 1999 as compared to 1998. This increase is due primarily to the replacement in 1999 of short-term credit facility borrowings with long-term fixed rate unsecured debt and net additional drawings from the Operating Partnership's revolving credit facilities generally as a result of Operating Partnership acquisitions in 1998. These increases were partially offset by the reduction in spread over LIBOR due to the Unsecured Facility signed in April 1998 and the achievement by the Operating Partnership of investment grade credit ratings in November 1998.

Non-recurring charges of $16.5 million were incurred in 1999, as a result of the resignation of Thomas A. Rizk (see Note 16 to the Financial Statements).

Income before gain on sales of rental property, minority interests and extraordinary item decreased to $150.7 million in 1999 from $151.5 million in 1998. The decrease of approximately $0.8 million is due to the factors discussed above.

Net income available to common unitholders increased by $4.6 million, from $132.5 million in 1998 to $137.1 million in 1999. This increase was a result of an extraordinary item of $2.7 million due to early retirement of debt in 1998, a gain on sales of rental property of $2.0 million in 1999 and a decrease in preferred dividends of $0.8 million. These were partially offset by a decrease in income before gain on sales of rental property, minority interest and extraordinary item of $0.8 million in 2000 as compared to 1999 and an increase in minority interest in consolidated partially-owned properties of $0.1 million.

Liquidity and Capital Resources

Statement of Cash Flows

During the year ended December 31, 2000, the Operating Partnership generated $180.5 million in cash flows from operating activities, and together with $723.0 million in borrowings from the Operating Partnership's revolving credit facilities and the issuance of senior unsecured notes, $292.9 million in proceeds from sales of rental property, $13.3 million in distributions received from unconsolidated joint ventures, $2.5 million in proceeds from stock options exercised and $0.5 million from restricted cash, used an aggregate of approximately $1.2 billion to acquire properties and land parcels and pay for other tenant and building improvements totaling $268.2 million, repay outstanding borrowings on its revolving credit facilities and other mortgage debt of $585.0 million, pay quarterly distributions of $172.1 million, invest $17.6 million in unconsolidated joint ventures, distribute $88.7 million to minority interest in partially-owned properties, issue mortgage note receivables of $14.7 million, pay financing costs of $6.4 million, repurchase 2,026,300 shares of the Corporation's outstanding common stock for $55.5 million and increase the Operating Partnership's cash and cash equivalents by $4.5 million.

Capitalization

The Operating Partnership has a focused strategy geared to attractive opportunities in high-barrier-to-entry markets, primarily predicated on the Operating Partnership's strong presence in the Northeast region and, to a lesser extent, certain markets in California. The Operating Partnership plans to sell substantially all of its properties located in the Southwestern and Western regions, using such proceeds to invest in property acquisitions and development projects in its core Northeast markets, as well as to repay debt and fund stock repurchases.

During 2000, the Operating Partnership sold three of its office properties located in the Southwest and Western regions for aggregate net proceeds of approximately $57.8 million (see Note 3 - "2000 Transactions - Property Sales" to the financial statements.) Currently, the Operating Partnership is actively seeking to sell 10 office properties located in San Antonio and Houston, Texas.

Consistent with its strategy, in the fourth quarter 2000, the Operating Partnership started construction of a 980,000 square-foot office property, to be known as Plaza 5, at its Harborside Financial Center office complex in Jersey City, Hudson County, New Jersey. The total cost of the project is currently projected to be approximately $260 million and is anticipated to be completed in third quarter 2002. Additionally, in the fourth quarter 2000, the Operating Partnership, through a joint venture, started construction of a 575,000 square-foot office property, to be known as Plaza 10, on land owned by the joint venture located adjacent to the Operating Partnership's Harborside complex. The total cost of this project is currently projected to be approximately $140 million and is anticipated to be completed in third quarter 2002. Plaza 10 is 100 percent pre-leased to Charles Schwab for a 15-year term. The lease agreement obligates the Operating Partnership, among other things, to deliver space to the tenant by required timelines and offers expansion options, at the tenant's election, to additional space in any adjacent Harborside projects. Such options may obligate the Operating Partnership to construct an additional building at Harborside if vacant space is not available in any of its existing Harborside properties. Should the Operating Partnership be unable to or choose not to provide such expansion space, the Operating Partnership could be liable to Schwab for its actual damages, in no event to exceed $15.0 million. The Operating Partnership expects to finance its funding requirements under both Plazas 5 and 10 projects through drawing on its revolving credit facilities, construction financing, or through joint venture arrangements.

On August 6, 1998, the Board of Directors of the Corporation authorized a Repurchase Program under which the Corporation was permitted to purchase up to $100.0 million of the Corporation's outstanding common stock. Under the Repurchase Program, the Corporation purchased for constructive retirement 1,869,200 shares of its outstanding common stock for an aggregate cost of approximately $52.6 million through September 12, 2000.

On September 13, 2000, the Board of Directors of the Corporation authorized an increase to the Repurchase Program under which the Corporation is permitted to purchase up to an additional $150.0 million of the Corporation's outstanding common stock above the $52.6 million that had previously been purchased. From that date through February 15, 2001, the Corporation purchased for constructive retirement 2,098,300 shares of its outstanding common stock for an aggregate cost of approximately $57.5 million under the Repurchase Program. The Corporation has authorization to repurchase up to an additional $92.5 million of its outstanding common stock which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

As of December 31, 2000, the Operating Partnership's total indebtedness of $1.6 billion (weighted average interest rate of 7.29 percent) was comprised of $381.0 million of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 7.53 percent) and fixed rate debt of $1.2 billion (weighted average rate of 7.25 percent).

As of December 31, 2000, the Operating Partnership had outstanding borrowings of $348.8 million under its revolving credit facilities (with aggregate borrowing capacity of $900.0 million). The total outstanding borrowings were from the 2000 Unsecured Facility, with no outstanding borrowings under the Prudential Facility. The interest rate on outstanding borrowings under the 2000 Unsecured Facility is currently LIBOR plus 80 basis points. The Operating Partnership may instead elect an interest rate representing the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points. The 2000 Unsecured Facility also requires a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears. In the event of a change in the Operating Partnership's unsecured debt rating, the interest and facility fee rate will be changed on a sliding scale. Subject to certain conditions, the Operating Partnership has the ability to increase the borrowing capacity of the 2000 Unsecured Facility up to $1.0 billion. The 2000 Unsecured Facility matures in June 2003, with an extension option of one year, which would require a payment of 25 basis points of the then borrowing capacity of the credit line upon exercise. The Operating Partnership has been notified that the Prudential Facility, which carries an interest rate of 110 basis points over LIBOR and matures in June 2001, will not be renewed. The Operating Partnership believes that the 2000 Unsecured Facility is sufficient to meet its revolving credit facility needs.

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

On December 21, 2000, the Operating Partnership issued $15.0 million of 7.835 percent senior unsecured notes due December 15, 2010 with interest payable semi-annually in arrears. The total proceeds from the issuance (net of selling commissions) of approximately $14.9 million were used primarily to pay down outstanding borrowings under the Prudential Facility, as defined in Note 9 to the Financial Statements.

In January 2001, the Operating Partnership issued $300.0 million face amount of
7.75 percent senior unsecured notes due February 15, 2011 with interest payable semi-annually in arrears. The total proceeds from the issuance (net of selling commissions and discount) of approximately $296.3 million were used to pay down outstanding borrowings under the 2000 Unsecured Facility, as defined in Note 9 to the Financial Statements. The senior unsecured notes were issued at a discount of approximately $1.7 million.

The terms of the Operating Partnership's unsecured corporate debt include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

The Operating Partnership has three investment grade credit ratings. Standard & Poor's Rating Services ("S&P") and Fitch, Inc. ("Fitch") have each assigned their BBB rating to existing and prospective senior unsecured debt of the Operating Partnership. S&P and Fitch have also assigned their BBB- rating to prospective preferred stock offerings of the Corporation. Moody's Investors Service has assigned its Baa3 rating to the existing and prospective senior unsecured debt of the Operating Partnership and its Ba1 rating to prospective preferred stock offerings of the Corporation.

As of December 31, 2000, the Operating Partnership had 229 unencumbered properties, totaling 20.4 million square feet, representing 76.5 percent of the Operating Partnership's total portfolio on a square footage basis.

The Operating Partnership and Corporation have an effective shelf registration statement with the SEC for an aggregate of $2.0 billion in debt securities, preferred stock and preferred stock represented by depositary shares, under which the Operating Partnership has issued an aggregate of $1.1 billion of unsecured corporate debt.

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

The Operating Partnership expects to meet its short-term liquidity requirements generally through its working capital, net cash provided by operating activities and from the 2000 Unsecured Facility. The Operating Partnership is frequently examining potential property acquisitions and construction projects and, at any given time, one or more of such acquisitions or construction projects may be under consideration. Accordingly, the ability to fund property acquisitions and construction projects is a major part of the Operating Partnership's financing requirements. The Operating Partnership expects to meet its financing requirements through funds generated from operating activities, proceeds from property sales, long-term or short-term borrowings (including draws on the Operating Partnership's revolving credit facilities) and the issuance of additional debt or equity securities.

Following the Operating Partnership's issuance of $300.0 million in senior unsecured notes in January 2001, the Operating Partnership's total debt had a weighted average term to maturity of approximately 5.9 years. The Operating Partnership does not intend to reserve funds to retire the Operating Partnership's unsecured corporate debt or its mortgages and loans payable upon maturity. Instead, the Operating Partnership will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities. The Operating Partnership is reviewing various refinancing options, including the issuance of additional unsecured debt, preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during 2001. The Operating Partnership anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Operating Partnership's capital and liquidity needs both in the short and long-term. However, if these sources of funds are insufficient or unavailable, the Operating Partnership's ability to make the expected distributions discussed below may be adversely affected.

To maintain its qualification as a REIT, the Corporation must make annual distributions to its stockholders of at least 90 percent (for taxable years beginning after December 31, 2000) of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. The Corporation currently relies on the distributions it receives from the Operating Partnership to make distributions to its stockholders. Moreover, the Operating Partnership intends to continue to make regular quarterly distributions to its unitholders which, based upon current policy, in the aggregate would equal approximately $158.3 million on an annualized basis. However, any such distribution, would only be paid out of available cash after meeting operating requirements, scheduled debt service on mortgages and loans payable and preferred unit distributions.

Funds from Operations

The Operating Partnership considers funds from operations ("FFO"), after adjustment for straight-lining of rents and non-recurring charges, one measure of REIT performance. Funds from operations is defined as net income (loss) before distribution to preferred unitholders, computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring, other extraordinary items, and sales of depreciable rental property, plus real estate-related depreciation and amortization. Funds from operations should not be considered as an alternative to net income as an indication of the Operating Partnership's performance or to cash flows as a measure of liquidity. Funds from operations presented herein is not necessarily comparable to funds from operations presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Operating Partnership's funds from operations is comparable to the funds from operations of real estate companies that use the current definition of the National Association of Real Estate Investment Trusts ("NAREIT"), after the adjustment for straight-lining of rents and non-recurring charges.

Funds from operations for the years ended December 31, 2000, 1999 and 1998, as calculated in accordance with NAREIT's definition as published in October 1999, after adjustment for straight-lining of rents and non-recurring charges, are summarized in the following table (in thousands):

                                                                                           Year Ended December 31,
                                                                                       2000          1999         1998
----------------------------------------------------------------------------------------------------------------------
Income before gain on sales of rental property,
    minority interests and extraordinary item                                      $ 146,110    $ 150,726    $ 151,464
Add: Real estate-related depreciation and amortization (1)                            94,250       89,731       79,169
Gain on sale of land                                                                   2,248           --           --
Non-recurring charges                                                                 37,139       16,458           --
Deduct: Rental income adjustment for straight-lining of rents (2)                    (12,604)     (12,596)     (13,684)
        Minority interests: partially-owned properties                                (5,072)         (79)          --
----------------------------------------------------------------------------------------------------------------------
Funds from operations, after adjustment for straight-lining
       of rents and non-recurring charges                                          $ 262,071    $ 244,240    $ 216,949
Deduct: Distributions to preferred unitholders                                       (15,441)     (15,476)     (16,313)
----------------------------------------------------------------------------------------------------------------------
Funds from operations, after adjustment for straight-lining
       of rents and non-recurring charges, after distributions
       to preferred unitholders                                                    $ 246,630    $ 228,764    $ 200,636
======================================================================================================================
Cash flows provided by operating activities                                        $ 180,529    $ 243,638    $ 208,761
Cash flows provided by (used in) investing activities                              $   6,189    $(195,178)   $(749,067)
Cash flows (used in) provided by financing activities                              $(182,210)   $ (45,598)   $ 543,411
----------------------------------------------------------------------------------------------------------------------
Basic weighted average units outstanding (3)                                          66,392       66,885       63,438
----------------------------------------------------------------------------------------------------------------------
Diluted weighted average units outstanding (3)                                        73,070       73,769       70,867
----------------------------------------------------------------------------------------------------------------------

(1) Includes the Operating Partnership's share from unconsolidated joint ventures of $2,928, $3,166 and $817 for the years ended December 31, 2000, 1999 and 1998.
(2) Includes the Operating Partnership's share from unconsolidated joint ventures of $24, $158 and $109 for the years ended December 31, 2000, 1999 and 1998.
(3) See calculations for the amounts presented in the following reconciliation.

The following schedule reconciles the Operating Partnership's basic weighted average units to the basic and diluted weighted average units presented above:

                                                       Year Ended December 31,
                                                      2000       1999       1998
--------------------------------------------------------------------------------
Basic weighted average units:                       66,392     66,885     63,438
Add: Weighted average preferred units
     (after conversion to common units)              6,485      6,636      6,974
Stock options                                          188        241        411
Restricted Stock Awards                                  5          7         --
Stock Warrants                                          --         --         44
--------------------------------------------------------------------------------

Diluted weighted average units:                     73,070     73,769     70,867
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. In pursuing its business plan, the primary market risk to which the Operating Partnership is exposed is interest rate risk. Changes in the general level of interest rates prevailing in the financial markets may affect the spread between the Operating Partnership's yield on invested assets and cost of funds and, in turn, our ability to make distributions or payments to our investors.

Approximately $1.2 billion of the Operating Partnership's long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of December 31, 2000 ranged from LIBOR plus 65 basis points to LIBOR plus 80 basis points.

December 31, 2000

Debt ,
including current portion    2001      2002       2003        2004         2005       Thereafter        Total      Fair Value
-------------------------    ----      ----       ----        ----         ----       ----------        -----      ----------
Fixed Rate                  $7,451    $3,433    $195,674    $312,283     $254,762      $473,891      $1,247,494    $1,240,139
Average Interest Rate        7.43%     8.20%       7.30%       7.34%        7.13%         7.47%           7.34%

Variable Rate                                   $348,840                               $ 32,178      $  381,018    $  381,018

While the Operating Partnership has not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in losses to the Operating Partnership which adversely affect its operating results and liquidity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference from the Corporation's definitive proxy statement for its annual meeting of shareholders to be held on May 15, 2001.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Corporation's definitive proxy statement for its annual meeting of shareholders to be held on May 15, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference from the Corporation's definitive proxy statement for its annual meeting of shareholders to be held on May 15, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from the Corporation's definitive proxy statement for its annual meeting of shareholders to be held on May 15, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements and Report of PricewaterhouseCoopers LLP, Independent Accountants

            Consolidated Balance Sheets as of December 31, 2000 and 1999

            Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998

            Consolidated Statements of Changes in Partners' Capital for the Years Ended December 31, 2000, 1999 and 1998

            Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

            Notes to Consolidated Financial Statements

(a) 2.      Financial Statement Schedules

            Schedule III - Real Estate Investments and Accumulated Depreciation as of December 31, 2000

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

            3.4 Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. (filed as Exhibit 3.1 to the Corporation's and Operating Partnership's Registration Statement on Form S-3, Registration No. 333-57103, and incorporated herein by reference).

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

            Exhibit
            Number      Exhibit Title
            -------     -------------

            4.5 Supplemental Indenture No. 2 dated as of August 2, 1999, by and among Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit
                        4.4 to the Operating Partnership's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

            4.6 Supplemental Indenture No. 3 dated as of December 21, 2000, by and among Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Operating Partnership's Form 8-K dated December 21, 2000 and incorporated herein by reference).

            4.7 Supplemental Indenture No. 4 dated as of January 29, 2001, by and among Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Operating Partnership's Form 8-K dated January 29, 2001 and incorporated herein by reference).

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

            10.4 Second Amended and Restated Employment Agreement dated as of July 1, 1999 between Roger W. Thomas and Mack-Cali Realty Corporation (filed as Exhibit 10.7 to the Operating Partnership's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

           *10.5 Employment Agreement dated as of December 5, 2000 between Michael Grossman and Mack-Cali Realty Corporation.

            10.6 Restricted Share Award Agreement dated as of July 1, 1999 between Mitchell E. Hersh and Mack-Cali Realty Corporation (filed as Exhibit 10.8 to the Operating Partnership's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

            10.7 Restricted Share Award Agreement dated as of July 1, 1999 between Timothy M. Jones and Mack-Cali Realty Corporation (filed as Exhibit 10.9 to the Operating Partnership's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

            10.8 Restricted Share Award Agreement dated as of July 1, 1999 between Barry Lefkowitz and Mack-Cali Realty Corporation (filed as Exhibit 10.12 to the Operating Partnership's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

            10.9 Restricted Share Award Agreement dated as of July 1, 1999 between Roger W. Thomas and Mack-Cali Realty Corporation (filed as Exhibit 10.13 to the Operating Partnership's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

            Exhibit
            Number      Exhibit Title
            -------     -------------

           *10.10 Amendment No. 3 to and Restatement of Revolving Credit Agreement dated as of June 22, 2000, by and among Mack-Cali Realty, L.P. and The Chase Manhattan Bank, Fleet National Bank and Other Lenders Which May Become Parties Thereto with The Chase Manhattan Bank, as administrative agent, Fleet National Bank, as syndication agent, Bank of America, N.A., as documentation agent, Chase Securities Inc. and FleetBoston Robertson Stephens Inc., as arrangers, Bank One, N.A., First Union National Bank and Commerzbank Aktiengesellschaft, as senior managing agents, PNC Bank National Association, as managing agent, and Societe Generale, Dresdner Bank AG, Wells Fargo Bank, National Association, Bank Austria Creditanstalt Corporate Finance, Inc., Bayerische Hypo-und Vereinsbank and Summit Bank, as co-agents.

            10.11 Contribution and Exchange Agreement among The MK Contributors, The MK Entities, The Patriot Contributors, The Patriot Entities, Patriot American Management and Leasing Corp., Cali Realty, L.P. and Cali Realty Corporation, dated September 18, 1997 (filed as Exhibit
                        10.98 to the Corporation's Form 8-K dated September 19, 1997 and incorporated herein by reference).

            10.12 First Amendment to Contribution and Exchange Agreement, dated as of December 11, 1997, by and among Cali Realty Corporation and the Mack Group (filed as Exhibit 10.99 to the Corporation's Form 8-K dated December 11, 1997 and incorporated herein by reference).

            10.13 Termination and Release Agreement, dated September 21, 2000, by and among Mack-Cali Realty Corporation, Mack-Cali Realty, L.P., Prentiss Properties Trust and Prentiss Properties Acquisition Partners, L.P. (filed as
                        Exhibit 10.1 to the Operating Partnership's Form 8-K dated September 21, 2000 and incorporated herein by reference).

            10.14 2000 Employee Stock Option Plan (filed as Exhibit B to the Corporation's Proxy Statement for its Annual Meeting of Stockholders held on September 11, 2000 and incorporated herein by reference).

            10.15 2000 Director Stock Option Plan (filed as Exhibit C to the Corporation's Proxy Statement for its Annual Meeting of Stockholders held on September 11, 2000 and incorporated herein by reference).

            *12         Computation of Ratio Earnings to Fixed Charges.

            *21         Subsidiaries of the Operating Partnership.

            *23 Consent of PricewaterhouseCoopers LLP, independent accountants.

----------
*filed herewith

(b)         Reports on Form 8-K

            During the fourth quarter of 2000, the Operating Partnership filed with the SEC a current report on Form 8-K dated December 21, 2000, announcing under Item 5 that it closed the sale of $15 million of senior unsecured notes.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of Mack-Cali Realty, L.P.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 57 present fairly, in all material respects, the financial position of Mack-Cali Realty, L.P. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 57 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Operating Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
New York, New York
February 20, 2001

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except unit amounts)
================================================================================

                                                                               December 31,
                                                                          2000           1999
------------------------------------------------------------------------------------------------
ASSETS
Rental property
      Land and leasehold interests                                    $   561,210    $   549,096
      Buildings and improvements                                        3,026,561      3,014,532
      Tenant improvements                                                 110,123         85,057
      Furniture, fixtures and equipment                                     6,460          6,160
------------------------------------------------------------------------------------------------
                                                                        3,704,354      3,654,845
Less - accumulated depreciation and amortization                         (309,951)      (256,629)
------------------------------------------------------------------------------------------------
      Total rental property                                             3,394,403      3,398,216
Cash and cash equivalents                                                  13,179          8,671
Investments in unconsolidated joint ventures                              101,438         89,134
Unbilled rents receivable                                                  50,499         53,253
Deferred charges and other assets, net                                    102,655         66,436
Restricted cash                                                             6,557          7,081
Accounts receivable, net of allowance for doubtful accounts
      of $552 and $672                                                      8,246          6,810
------------------------------------------------------------------------------------------------

Total assets                                                          $ 3,676,977    $ 3,629,601
================================================================================================

LIABILITIES AND PARTNERS' CAPITAL
Senior unsecured notes                                                $   798,099    $   782,785
Revolving credit facilities                                               348,840        177,000
Mortgages and loans payable                                               481,573        530,390
Dividends and distributions payable                                        43,496         42,499
Accounts payable and accrued expenses                                      53,608         63,394
Rents received in advance and security deposits                            31,146         36,150
Accrued interest payable                                                   17,477         16,626
------------------------------------------------------------------------------------------------
      Total liabilities                                                 1,774,239      1,648,844
------------------------------------------------------------------------------------------------

Minority interest in consolidated
      partially-owned properties                                            1,925         83,600

Commitments and contingencies

Partners' Captial:
Preferred unit, 220,340 and 229,304 units outstanding                     226,005        235,200
General partner, 56,980,893 and 58,446,552 common units outstanding     1,453,290      1,441,882
Limited partners, 7,963,725 and 8,153,710 common units outstanding        212,994        211,551
Unit warrants, 2,000,000 and 2,000,000 outstanding                          8,524          8,524
------------------------------------------------------------------------------------------------
      Total partners' capital                                           1,900,813      1,897,157
------------------------------------------------------------------------------------------------

Total liabilities and partners' capital                               $ 3,676,977    $ 3,629,601
================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per units amounts)
================================================================================

                                                                     Years Ended December 31,
                                                                  2000         1999         1998
--------------------------------------------------------------------------------------------------
REVENUES
Base rents                                                     $ 491,193    $ 469,853    $ 427,528
Escalations and recoveries from tenants                           58,488       62,182       51,981
Parking and other                                                 15,325       15,915       10,712
Equity in earnings of unconsolidated joint ventures                8,055        2,593        1,055
Interest income                                                    3,092          941        2,423
--------------------------------------------------------------------------------------------------
    Total revenues                                               576,153      551,484      493,699
--------------------------------------------------------------------------------------------------

EXPENSES
--------------------------------------------------------------------------------------------------
Real estate taxes                                                 59,400       57,382       48,297
Utilities                                                         42,035       41,580       38,440
Operating services                                                70,711       69,689       63,711
General and administrative                                        23,276       25,480       24,828
Depreciation and amortization                                     92,088       87,209       78,916
Interest expense                                                 105,394      102,960       88,043
Non-recurring charges                                             37,139       16,458           --
--------------------------------------------------------------------------------------------------
    Total expenses                                               430,043      400,758      342,235
--------------------------------------------------------------------------------------------------
Income before gain on sales of rental property,
    minority interest and extraordinary item                     146,110      150,726      151,464
Gain on sales of rental property                                  85,353        1,957           --
--------------------------------------------------------------------------------------------------
Income before minority interest and extraordinary item           231,463      152,683      151,464
Minority interest in consolidated partially-owned properties       5,072           79           --
--------------------------------------------------------------------------------------------------
Income before extraordinary item                                 226,391      152,604      151,464
Extraordinary item - loss on early retirement of debt                 --           --       (2,670)
--------------------------------------------------------------------------------------------------
Net income                                                       226,391      152,604      148,794
Preferred unit distributions                                     (15,441)     (15,476)     (16,313)
--------------------------------------------------------------------------------------------------

Net income available to common unitholders                     $ 210,950    $ 137,128    $ 132,481
==================================================================================================

Basic earnings per unit:
Income before extraordinary item                               $    3.18    $    2.05    $    2.13
Extraordinary item - loss on early retirement of debt                 --           --        (0.04)
--------------------------------------------------------------------------------------------------
Net income                                                     $    3.18    $    2.05    $    2.09
==================================================================================================

Diluted earnings per unit:
Income before extraordinary item                               $    3.10    $    2.04    $    2.11
Extraordinary item - loss on early retirement of debt                 --           --        (0.04)
--------------------------------------------------------------------------------------------------
Net income                                                     $    3.10    $    2.04    $    2.07
==================================================================================================

Distributions declared per common unit                         $    2.38    $    2.26    $    2.10
--------------------------------------------------------------------------------------------------

Basic weighted average units outstanding                          66,392       66,885       63,438
--------------------------------------------------------------------------------------------------

Diluted weighted average units outstanding                        73,070       67,133       63,893
--------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (in thousands)
================================================================================

                                                        General  Limited
                                            Preferred   Partner  Partner  Preferred      General     Limited     Unit
                                              Units      Units    Units  Unitholders     Partner    Partners   Warrants     Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1998                        --    49,856      --    $     --    $1,005,349    $     --    $8,524   $1,013,873
   Net income                                     --        --      --       6,046       116,578       6,643        --      129,267
   Distributions                                  --        --      --      (8,417)     (119,950)     (9,204)       --     (137,571)
   Contributions - net proceeds from
     common stock offerings                       --     7,968      --          --       288,393          --        --      288,393
   Redemption of limited partner
     units for shares of common stock             --        29      (7)         --         1,029        (181)       --          848
   Contributions - proceeds from
     stock options exercised                      --       268      --          --         5,475          --        --        5,475
   Issuance of units in connection with
     acquisitions                                 --        --   1,367          --            --      41,559        --       41,559
   Issuance of Preferred Units                     2        --      --       2,258            --          --        --        2,258
   Repurchase of common stock                     --      (855)     --          --       (25,058)         --        --      (25,058)
   Adjustment to reflect preferred
     unitholders'and limited partners'
     capital at redemption value                  --        --      --          --       115,858          --        --      115,858
   Reclassification of previously
     redeemable partnership units                248        --   7,727     223,443            --     266,875        --      490,318
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                     250    57,266   9,087     223,330     1,387,674     305,692     8,524    1,925,220
   Net income                                     --        --      --      15,476       119,739      17,389        --      152,604
   Distributions                                  --        --      --     (15,476)     (132,327)    (18,865)       --     (166,668)
   Conversion of preferred units
     to limited partner units                    (21)       --     605     (21,491)           --      21,491        --           --
   Redemption of limited partner
     units for shares of common stock             --     1,935  (1,935)         --        56,065     (56,065)       --           --
   Issuance of limited partner units              --        --     397          --            --      11,503        --       11,503
   Contributions - proceeds from
     stock options exercised                      --        48      --          --         1,049          --        --        1,049
   Repurchase of general partner units            --    (1,015)     --          --       (27,500)         --        --      (27,500)
   Deferred compensation plan for directors       --        --      --          --            90          --        --           90
   Contributions - proceeds from dividend
     reinvestment and stock purchase plan         --         1      --          --            32          --        --           32
   Issuance of Restricted Stock Awards            --       212      --          --            --          --        --           --
   Amortization of stock compensation             --        --      --          --           827          --        --          827
   Allocation of net equity                       --        --      --      33,361        36,233     (69,594)       --           --
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                     229    58,447   8,154     235,200     1,441,882     211,551     8,524    1,897,157
   Net income                                     --        --      --      15,441       185,338      25,612        --      226,391
   Distributions                                  --        --      --     (15,441)     (138,585)    (19,125)       --     (173,151)
   Conversion of preferred units
     to limited partner units                     (9)       --     258      (9,195)           --       9,195        --           --
   Redemption of limited partner
     units for shares of common stock             --       448    (448)         --        14,239     (14,239)       --           --
   Contributions - proceeds from
     stock options exercised                      --       117      --          --         2,500          --        --        2,500
   Repurchase of general partner units            --    (2,026)     --          --       (55,514)         --        --      (55,514)
   Deferred compensation plan for directors       --        --      --          --           111          --        --          111
   Amortization of stock compensation             --        --      --          --         1,672          --        --        1,672
   Adjustment to fair value of restricted
     stock                                        --        --      --          --            97          --        --           97
   Cancellation of Restricted Stock Awards        --        (5)     --          --            --          --        --           --
   Stock option charge                            --        --      --          --         1,550          --        --        1,550
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                     220    56,981   7,964    $226,005    $1,453,290    $212,994    $8,524   $1,900,813
====================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
================================================================================

                                                                                        Years Ended December 31,
                                                                                   2000           1999           1998
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                     $   226,391    $   152,604    $   148,794
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                                                 92,088         87,209         78,916
      Amortization of stock compensation                                             1,769            827             --
      Amortization of deferred financing costs and debt discount                     4,257          3,570          1,580
      Stock options charge                                                           1,550             --             --
      Equity in earnings of unconsolidated joint ventures                           (8,055)        (2,593)        (1,055)
      Gain on sales of rental property                                             (85,353)        (1,957)            --
      Minority interest in consolidated partially-owned properties                   5,072             79             --
      Extraordinary item - loss on early retirement of debt                             --             --          2,670
Changes in operating assets and liabilities:
      Increase in unbilled rents receivable                                        (12,591)       (12,412)       (13,600)
      Increase in deferred charges and other assets, net                           (31,332)       (28,893)       (17,811)
      Increase in accounts receivable, net                                          (1,436)        (2,882)          (192)
      (Decrease) increase in accounts payable and accrued expenses                  (9,786)        27,536          2,117
      (Decrease) increase in rents received in advance and security deposits        (2,896)         6,170          8,585
      Increase (decrease) in accrued interest payable                                  851         14,380         (1,243)
------------------------------------------------------------------------------------------------------------------------

   Net cash provided by operating activities                                   $   180,529    $   243,638    $   208,761
========================================================================================================================

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to rental property                                                   $  (268,243)   $  (191,507)   $  (692,766)
Issuance of mortgage note receivable                                               (14,733)            --        (20,000)
Repayment of mortgage note receivable                                                   --             --         20,000
Investments in unconsolidated joint ventures                                       (17,587)       (40,567)       (58,844)
Distributions from unconsolidated joint ventures                                    13,338         20,551          1,725
Proceeds from sales of rental property                                             292,890         17,400             --
Decrease (increase) in restricted cash                                                 524         (1,055)           818
------------------------------------------------------------------------------------------------------------------------

   Net cash provided by (used in) investing activities                         $     6,189    $  (195,178)   $  (749,067)
========================================================================================================================

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from senior unsecured notes                                           $    15,000    $   782,535    $        --
Proceeds from revolving credit facilities                                          708,004        372,248      1,375,758
Proceeds from mortgages and loans payable                                               --         45,500        150,000
Repayments of revolving credit facilities                                         (536,164)      (866,848)      (826,258)
Repayments of mortgages and loans payable                                          (48,817)      (264,431)      (271,807)
Proceeds from minority interest of consolidated partially-owned properties              --         83,600             --
Distributions to minority interest in partially-owned properties                   (88,672)            --             --
Repurchase of general partner units                                                (55,514)       (27,500)       (25,058)
Redemption of common units                                                              --             --         (3,163)
Payment of financing costs                                                          (6,394)        (7,048)       (10,110)
Net proceeds from common stock offerings                                                --             --        288,393
Proceeds from stock options exercised                                                2,500          1,049          5,475
Proceeds from dividend reinvestment and stock purchase plan                             --             32             --
Payment of distributions                                                          (172,153)      (164,735)      (139,819)
------------------------------------------------------------------------------------------------------------------------

   Net cash (used in) provided by financing activities                         $  (182,210)   $   (45,598)   $   543,411
========================================================================================================================

Net increase in cash and cash equivalents                                      $     4,508    $     2,862    $     3,105
Cash and cash equivalents, beginning of period                                 $     8,671    $     5,809    $     2,704
------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                       $    13,179    $     8,671    $     5,809
========================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per unit amounts)
================================================================================

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Organization

Mack-Cali Realty, L.P., a Delaware limited partnership, and its subsidiaries (the "Operating Partnership") was formed on May 31, 1994 to conduct the business of leasing, management, acquisition, development, construction and tenant-related services for its sole general partner, Mack-Cali Realty Corporation and its subsidiaries (the "Corporation" or "General Partner"). The Operating Partnership, through its operating divisions and subsidiaries, including the Mack-Cali property-owning partnerships and limited liability companies (collectively, the "Property Partnerships"), as described below, is the entity through which all of the General Partner's operations are conducted.

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

The General Partner is a fully integrated, self-administered, self-managed real estate investment trust ("REIT"). The General Partner controls the Operating Partnership as its sole general partner, and owned an 87.7 percent and 87.8 percent common unit interest in the Operating Partnership as of December 31, 2000 and 1999, respectively.

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

As of December 31, 2000, the Operating Partnership owned or had interests in 267 properties plus developable land (collectively, the "Properties"). The Properties aggregate approximately 28.2 million square feet, and are comprised of 163 office buildings and 91 office/flex buildings totaling approximately 27.8 million square feet (which includes eight office buildings and four office/flex buildings aggregating 1.5 million square feet, owned by unconsolidated joint ventures in which the Operating Partnership has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, two multi-family residential complexes consisting of 451 units, two stand-alone retail properties and three land leases. The Properties are located in 11 states, primarily in the Northeast, plus the District of Columbia.

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

2.         SIGNIFICANT ACCOUNTING POLICIES

Rental
Property Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition and development of rental properties are capitalized. Capitalized development costs include interest, property taxes, insurance and other project costs incurred during the period of development. Included in total rental property is construction-in-progress of $162,497 and $99,987 as of December 31, 2000 and 1999, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

                  Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

                  Leasehold interests                       Remaining lease term
                  --------------------------------------------------------------
                  Buildings and improvements                       5 to 40 years
                  --------------------------------------------------------------
                  Tenant improvements                 The shorter of the term of
                                                the related lease or useful life
                  --------------------------------------------------------------
                  Furniture, fixtures and equipment                5 to 10 years
                  --------------------------------------------------------------

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

Deferred
Financing Costs   Costs incurred in obtaining financing are capitalized and
                  amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $3,943, $3,320 and $1,580 for the years ended December 31, 2000, 1999 and 1998, respectively.

Deferred
Leasing Costs     Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.
                  Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees provide leasing services to the Properties and receive compensation based on space leased. The portion of such compensation, which is capitalized and amortized, approximated
                  $3,704, $3,704 and $3,509 for the years ended December 31, 2000, 1999 and 1998, respectively.

Revenue
Recognition       Base rental revenue is recognized on a straight-line basis over the terms of the respective leases. Unbilled rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements. Parking and other revenue includes income from parking spaces leased to tenants, income from tenants for additional services provided by the Operating Partnership, income from tenants for early lease terminations and income from managing properties for third parties. Rental income on residential property under operating leases having terms generally of one year or less is recognized when earned.

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

                  As of December 31, 2000, the net basis of the rental property for Federal income tax purposes was lower than the net assets as reported in the Operating Partnership's financial statements by approximately $1,000,139. The Operating Partnership's taxable income for the years ended December 31, 2000, 1999, and 1998 was approximately $163,084, $174,214 and
                  $154,245, respectively. The differences between book income and taxable income primarily result from differences in depreciation expense, the recording of rental income, the nondeductibility of certain expenses for tax purposes, differences in revenue recognition and the rules for tax purposes of a property exchange and issuance of preferred convertible partnership units.

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

Earnings
Per Share         In accordance with the Statement of Financial Accounting
                  Standards No. 128 ("FASB No. 128"), the Operating Partnership presents both basic and diluted earnings per unit ("EPU").
                  Basic EPU excludes dilution and is computed by dividing net income available to common unitholders by the weighted average number of units outstanding for the period. Diluted EPU reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units, where such exercise or conversion would result in a lower EPU amount.

Distributions
Payable The distributions payable at December 31, 2000 represents distributions payable to common unitholders of record as of January 4, 2001 (64,946,618 common units), and preferred distributions payable to preferred unitholders (220,340 preferred units) for the fourth quarter 2000. The fourth quarter 2000 common unit distribution of $0.61 per common unit, as well as the fourth quarter preferred unit distribution of $17.6046 per preferred unit, were approved by the Board of Directors of the General Partner on December 20, 2000 and paid on January 22, 2001.

                  The distributions payable at December 31, 1999 represents distributions payable to common unitholders of record as of January 4, 2000 (66,604,262 common units), and preferred distributions payable to preferred unitholders (229,304 preferred units) for the fourth quarter 1999. The fourth quarter 1999 common unit distribution of $0.58 per common unit (pro-rated for units issued during the quarter), as well as the fourth quarter preferred unit distribution of $16.8750 per preferred unit, were approved by the Board of Directors of the General Partner on December 17, 1999 and paid on January 21, 2000.

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

Reclassifications Certain reclassifications have been made to prior period amounts in order to conform with current period presentation.

3. ACQUISITIONS, PROPERTY SALES AND OTHER TRANSACTIONS

2000 TRANSACTIONS

Operating Property Acquisitions

The Operating Partnership acquired the following operating properties during the year ended December 31, 2000:


----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   Investment by
Acquisition                                                                                  # of     Rentable       Operating
  Date         Property/Portfolio Name          Location                                    Bldgs.   Square Feet   Partnership (a)
----------------------------------------------------------------------------------------------------------------------------------
Office
------
5/23/00        555 & 565 Taxter Road            Elmsford, Westchester County, NY               2        341,108        $42,980
6/14/00        Four Gatehall Drive              Parsippany, Morris County, NJ                  1        248,480         42,381
----------------------------------------------------------------------------------------------------------------------------------
Total Office Property Acquisitions:                                                            3        589,588        $85,361
----------------------------------------------------------------------------------------------------------------------------------

Office/Flex
-----------
3/24/00        Two Executive Drive (b)          Moorestown, Burlington County, NJ              1         60,800        $ 4,007
7/14/00        915 North Lenola Road (b)        Moorestown, Burlington County, NJ              1         52,488          2,542
----------------------------------------------------------------------------------------------------------------------------------
Total Office/Flex Property Acquisition:                                                        2        113,288        $ 6,549
----------------------------------------------------------------------------------------------------------------------------------

Total Operating Property Acquisitions:                                                         5        702,876        $91,910
==================================================================================================================================

--------------------------------------------------------------------------------

Properties Placed in Service

The Operating Partnership placed in service the following properties through the completion of development during the year ended December 31, 2000:

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   Investment by
Date Placed                                                                                  # of     Rentable       Operating
in Service     Property Name                    Location                                    Bldgs.   Square Feet   Partnership (c)
---------------------------------------------------------------------------------------------------------------------------------
Office
------
9/01/00        Harborside Plaza 4-A (d)         Jersey City, Hudson County, NJ                 1        207,670        $61,459
9/15/00        Liberty Corner Corp. Center      Bernards Township, Somerset County, NJ         1        132,010         17,430
---------------------------------------------------------------------------------------------------------------------------------

Total Properties Placed in Service:                                                            2        339,680        $78,889
==================================================================================================================================

(a) Transactions were funded primarily from net proceeds received in the sale or sales of rental property.
(b) The properties were acquired through the exercise of a purchase option obtained in the initial acquisition of the McGarvey portfolio in January 1998.
(c) Transactions were funded primarily through draws on the Operating Partnership's revolving credit facilities and amounts presented are as of December 31, 2000.
(d)   Project includes seven-story, 1,100-car parking garage.

Land Acquisitions

On January 13, 2000, the Operating Partnership acquired approximately 12.7 acres of developable land located at the Operating Partnership's Airport Business Center, Lester, Delaware County, Pennsylvania. The land was acquired for approximately $2,069.

On August 24, 2000, the Operating Partnership entered into a joint venture with SJP Properties Operating Partnership ("SJP Properties") to form MC-SJP Morris V Realty, LLC and MC-SJP Morris VI Realty, LLC, which acquired approximately 47.5 acres of developable land located in Parsippany, Morris County, New Jersey. The land was acquired for approximately $16,193. The Operating Partnership accounts for the joint venture on a consolidated basis.

Property Sales

The Operating Partnership sold the following properties during the year ended December 31, 2000:


------------------------------------------------------------------------------------------------------------------------------------
Sale                                                                      # of     Rentable      Net Sales      Net Book     Gain/
Date       Property Name                 Location                        Bldgs.   Square Feet    Proceeds        Value      (Loss)
------------------------------------------------------------------------------------------------------------------------------------
Land:
----
02/25/00   Horizon Center Land           Hamilton Township, Mercer
                                         County, NJ                        --      39.1 acres   $   4,180        $ 1,932   $  2,248
Office:
------
04/17/00   95 Christopher Columbus Dr.   Jersey City, Hudson County, NJ    1          621,900     148,222         80,583     67,639
04/20/00   6900 IH-40 West               Amarillo, Potter County, TX       1           71,771       1,467          1,727       (260)
06/09/00   412 Mt. Kemble Avenue         Morris Twp., Morris County, NJ    1          475,100      81,981         75,439      6,542
09/21/00   Cielo Center                  Austin, Travis County, TX         1          270,703      45,785         35,749     10,036
11/15/00   210 South 16th Street (a)     Omaha, Douglas County, NE         1          319,535      11,976         12,828       (852)
------------------------------------------------------------------------------------------------------------------------------------

Totals:                                                                    5        1,759,009    $293,611       $208,258    $85,353
====================================================================================================================================

(a) In connection with the sale of the Omaha, Nebraska property, the Operating Partnership provided to the purchaser an $8,750 mortgage loan bearing interest payable monthly at an annual rate of 9.50 percent. The loan is secured by the Omaha, Nebraska property and will mature on November 14, 2003.

Other Events

On June 27, 2000, William L. Mack was appointed Chairman of the Board of Directors of the Corporation and John J. Cali was named Chairman Emeritus of the Board of Directors of the Corporation. Brant Cali resigned as Executive Vice President, Chief Operating Officer and Assistant Secretary of the Corporation and as a member of the Board of Directors, and John R. Cali resigned as Executive Vice President, Development of the Corporation. John R. Cali was appointed to the Board of Directors of the Corporation to take the seat previously held by Brant Cali. See Note 16.

On September 21, 2000, the Corporation and Prentiss Properties Trust, a Maryland REIT ("Prentiss"), mutually agreed to terminate the agreement and plan of merger ("Merger Agreement") dated as of June 27, 2000, among the Corporation, the Operating Partnership, Prentiss and Prentiss Properties Acquisition Partners, L.P., a Delaware limited partnership of which Prentiss (through a wholly-owned direct subsidiary) is the sole general partner ("Prentiss Partnership"). In connection with such termination, the Operating Partnership deposited $25,000 into escrow for the benefit of Prentiss and Prentiss Partnership. This cost and approximately $2,911 of other costs associated with the termination of the Merger Agreement are included in non-recurring charges for the year ended December 31, 2000. Simultaneous with the termination, the Operating Partnership sold to Prentiss its 270,703 square-foot Cielo Center property located in Austin, Travis County, Texas. See "2000 Transactions - Property Sales."

1999 TRANSACTIONS

Operating Property Acquisitions

The Operating Partnership acquired the following operating properties during the year ended December 31, 1999:


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     Investment by
Acquisition                                                                                    # of     Rentable       Operating
  Date         Property/Portfolio Name               Location                                 Bldgs.   Square Feet   Partnership (a)
------------------------------------------------------------------------------------------------------------------------------------
Office
------
3/05/99        Pacifica Portfolio - Phase III (b)    Colorado Springs, El Paso County, CO        2         94,737      $  5,709
7/21/99        1201 Connecticut Avenue, NW           Washington, D.C.                            1        169,549        32,799
------------------------------------------------------------------------------------------------------------------------------------
Total Office Property Acquisitions:                                                              3        264,286      $ 38,508
------------------------------------------------------------------------------------------------------------------------------------

Office/Flex
-----------
12/21/99       McGarvey Portfolio - Phase III (c)    Moorestown, Burlington County, NJ           3        138,600      $  8,012
------------------------------------------------------------------------------------------------------------------------------------
Total Office/Flex Property Acquisition:                                                          3        138,600      $  8,012
------------------------------------------------------------------------------------------------------------------------------------

Total Operating Property Acquisitions:                                                           6        402,886        46,520
====================================================================================================================================

(a) Transactions were funded primarily through draws on the Operating Partnership's revolving credit facilities.

(b) William L. Mack, Chairman of the Board of Directors of the Corporation and an equity holder in the Operating Partnership, was an indirect owner of an interest in certain of the buildings contained in the Pacifica portfolio.

(c) The properties were acquired through the exercise of a purchase option obtained in the initial acquisition of the McGarvey portfolio in January 1998.

Properties Placed In Service

The Operating Partnership placed in service the following properties through the completion of development or redevelopment during the year ended December 31, 1999:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      Investment by
Date Placed                                                                                     # of     Rentable      Operating
in Service     Property Name                         Location                                 Bldgs.   Square Feet   Partnership (a)
------------------------------------------------------------------------------------------------------------------------------------
Office
------
8/09/99        2115 Linwood Avenue                   Fort Lee, Bergen County, NJ                 1         68,000      $  8,147
11/01/99       795 Folsom Street (b)                 San Francisco, San Francisco County, CA     1        183,445        37,337
------------------------------------------------------------------------------------------------------------------------------------
Total Office Properties Placed in Service:                                                       2        251,445       $45,484
------------------------------------------------------------------------------------------------------------------------------------

Office/Flex
-----------
3/01/99        One Center Court                      Totowa, Passaic County, NJ                  1         38,961      $  2,140
9/17/99        12 Skyline Drive (c)                  Hawthorne, Westchester County, NY           1         46,850         5,023
12/10/99       600 West Avenue (c)                   Stamford, Fairfield County, CT              1         66,000         5,429
------------------------------------------------------------------------------------------------------------------------------------
Total Office/Flex Properties Placed in Service:                                                  3        151,811       $12,592
------------------------------------------------------------------------------------------------------------------------------------

Land Lease
----------
2/01/99        Horizon Center Business Park (d)      Hamilton Township, Mercer County, NJ      N/A     27.7 acres      $  1,007
------------------------------------------------------------------------------------------------------------------------------------
Total Land Lease Transactions:                                                                         27.7 acres      $  1,007
------------------------------------------------------------------------------------------------------------------------------------

Total Properties Placed in Service:                                                              5        403,256       $59,083
==================================================================================================================================

(a) Transactions were funded primarily through draws on the Operating Partnership's revolving credit facilities.

(b) On June 1, 1999, the building was acquired for redevelopment for approximately $34,282.

(c) The Operating Partnership purchased the land on which this property was constructed, from an entity whose principals include Timothy M. Jones, Martin S. Berger and Robert F. Weinberg, each of whom are affiliated with the Operating Partnership as the President of the Corporation, a current member of the Board of Directors and a former member of the Board of Directors of the Corporation, respectively.

(d) On February 1, 1999, the Operating Partnership entered into a ground lease agreement to lease 27.7 acres of developable land located at the Operating Partnership's Horizon Center Business Park, located in Hamilton Township, Mercer County, New Jersey on which Home Depot constructed a 134,000 square-foot retail store.

Land Acquisitions

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

On August 31, 1999, the Operating Partnership acquired, from an entity whose principals include Brant Cali, a former executive officer of the Corporation and a former member of the Board of Directors of the Corporation, and certain immediate family members of John J. Cali, Chairman Emeritus of the Board of Directors of the Corporation, approximately 28.1 acres of developable land adjacent to two of the Operating Partnership's operating properties located in Roseland, Essex County, New Jersey for approximately $6,097. The acquisition was funded with cash and the issuance of 121,624 common units to the seller. The Operating Partnership has commenced construction of a 220,000 square-foot office building on the acquired land.

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

Property Sales

The Operating Partnership sold the following properties during the year ended December 31, 1999:

------------------------------------------------------------------------------------------------------------------------------------
Sale                                                                        # of      Rentable      Net Sales      Net Book   Gain/
Date          Property Name                Location                        Bldgs.    Square Feet    Proceeds       Value     (Loss)
------------------------------------------------------------------------------------------------------------------------------------
Office:
-------
11/15/99      400 Alexander Road           Princeton, Mercer County, NJ      1        70,550        $  8,628       $6,573    $2,055
12/15/99      Beardsley Corporate Center   Phoenix, Maricopa County, AZ      1       119,301           8,772        8,870       (98)
------------------------------------------------------------------------------------------------------------------------------------

Totals:                                                                      2       189,851         $17,400      $15,443    $1,957
====================================================================================================================================


4. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

PRU-BETA 3 (Nine Campus Drive)

On March 27, 1998, the Operating Partnership acquired a 50 percent interest in an existing joint venture with The Prudential Insurance Company of America ("Prudential"), known as Pru-Beta 3, which owns and operates Nine Campus Drive, a 156,495 square-foot office building, located in the Mack-Cali Business Campus (formerly Prudential Business Campus) office complex in Parsippany, Morris County, New Jersey. The Operating Partnership performs management and leasing services for the property owned by the joint venture and recognized $140, $149 and $114 in fees for such services in the years ended December 31, 2000, 1999 and 1998, respectively.

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

   Continental Grand II

   Continental Grand II is a 239,085 square-foot office building located in El Segundo, Los Angeles County, California, which was constructed and placed in service by the venture.

   Summit Ridge

   Summit Ridge is an office complex of three one-story buildings aggregating 133,841 square feet located in San Diego, San Diego County, California, which was constructed and placed in service by the venture. In January 2001, the venture sold the office complex for approximately $17,450.

   Lava Ridge

   Lava Ridge is an office complex of three two-story buildings aggregating 183,200 square feet located in Roseville, Placer County, California, which was constructed and placed in service by the venture.

   Peninsula Gateway

   Peninsula Gateway is a parcel of land purchased from the city of Daly City, located in San Mateo County, California, upon which the venture has commenced construction of an office building and theater and retail complex aggregating 471,379 square feet.

   Stadium Gateway

   Stadium Gateway is a 1.5 acre site located in Anaheim, Orange County, California, acquired by the venture upon which it has commenced construction of a six-story 261,554 square-foot office building.

G&G MARTCO (Convention Plaza)

On April 30, 1998, the Operating Partnership acquired a 49.9 percent interest in an existing joint venture, known as G&G Martco, which owns Convention Plaza, a 305,618 square-foot office building, located in San Francisco, San Francisco County, California. A portion of its initial investment was financed through the issuance of common units, as well as funds drawn from the Operating Partnership's credit facilities. Subsequently, on June 4, 1999, the Operating Partnership acquired an additional 0.1 percent interest in G&G Martco through the issuance of common units (see Note 11). The Operating Partnership performs management and leasing services for the property owned by the joint venture and recognized $231, $225 and $20 in fees for such services in the years ended December 31, 2000, 1999 and 1998, respectively.

AMERICAN FINANCIAL EXCHANGE L.L.C.

On May 20, 1998, the Operating Partnership entered into a joint venture agreement with Columbia Development Company, L.L.C. to form American Financial Exchange L.L.C. The venture was initially formed to acquire land for future development, located on the Hudson River waterfront in Jersey City, Hudson County, New Jersey, adjacent to the Operating Partnership's Harborside Financial Center office complex. The Operating Partnership holds a 50 percent interest in the joint venture. Among other things, the partnership agreement provides for a preferred return on the Operating Partnership's invested capital in the venture, in addition to the Operating Partnership's proportionate share of the venture's profit, as defined in the agreement. The joint venture acquired land on which it constructed a parking facility, which is currently leased to a parking operator under a 10-year agreement. Such parking facility serves a ferry service between the Operating Partnership's Harborside property and Manhattan. In the fourth quarter 2000, the Operating Partnership started construction of a 575,000 square-foot office building and terminated the parking agreement on certain of the land owned by the venture. The total costs of the project are currently projected to be approximately $140,000. The project, which is currently 100 percent pre-leased, is anticipated to be completed in third quarter 2002.

RAMLAND REALTY ASSOCIATES L.L.C. (One Ramland Road)

On August 20, 1998, the Operating Partnership entered into a joint venture agreement with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C. The venture was formed to own, manage and operate One Ramland Road, a 232,000 square-foot office/flex building plus adjacent developable land, located in Orangeburg, Rockland County, New York. In August 1999, the joint venture completed redevelopment of the property and placed the office/flex building in service. The Operating Partnership holds a 50 percent interest in the joint venture. The Operating Partnership performs management, leasing and other services for the property owned by the joint venture and recognized $198, $628 and $0 in fees for such services in the years ended December 31, 2000, 1999 and 1998, respectively.

ASHFORD LOOP ASSOCIATES L.P. (1001 South Dairy Ashford/2100 West Loop South)

On September 18, 1998, the Operating Partnership entered into a joint venture agreement with Prudential to form Ashford Loop Associates L.P. The venture was formed to own, manage and operate 1001 South Dairy Ashford, a 130,000 square-foot office building acquired on September 18, 1998 and 2100 West Loop South, a 168,000 square-foot office building acquired on November 25, 1998, both located in Houston, Harris County, Texas. The Operating Partnership holds a 20 percent interest in the joint venture. The joint venture may be required to pay additional consideration due to earn-out provisions in the acquisition contracts. Subsequently, through December 31, 2000, the venture paid $19,714 ($3,943 representing the Operating Partnership's share) in accordance with earn-out provisions in the acquisition contracts. The Operating Partnership performs management and leasing services for the properties owned by the joint venture and recognized $172, $117 and $30 in fees for such services in the years ended December 31, 2000, 1999 and 1998, respectively.

ARCAP INVESTORS, L.L.C.

On March 18, 1999, the Operating Partnership invested in ARCap Investors, L.L.C., a joint venture with several participants, which was formed to invest in sub-investment grade tranches of commercial mortgage-backed securities ("CMBS"). The Operating Partnership has invested $20,000 in the venture. William L. Mack, Chairman of the Board of Directors of the Corporation and an equity holder in the Operating Partnership, is a principal of the managing member of the venture. At December 31, 2000, the venture held approximately $575,621 face value of CMBS bonds at an aggregate cost of $280,982.

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

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES

The following is a summary of the financial position of the unconsolidated joint ventures in which the Operating Partnership had investment interests as of December 31, 2000 and 1999:

                                                                         December 31, 2000
                                     ---------------------------------------------------------------------------------------------
                                                                          American
                                                                 G&G      Financial  Ramland      Ashford                Combined
                                     Pru-Beta 3     HPMC        Martco    Exchange   Realty        Loop        ARCap        Total
----------------------------------------------------------------------------------------------------------------------------------
Assets:
   Rental property, net               $20,810     $ 78,119    $ 10,589     $13,309    $38,497     $37,777     $     --    $199,101
   Other assets                         2,690       27,082       2,418      11,851      9,729         900      310,342     365,012
----------------------------------------------------------------------------------------------------------------------------------
   Total assets                       $23,500     $105,201    $ 13,007     $25,160    $48,226     $38,677     $310,342    $564,113
==================================================================================================================================

Liabilities and partners'/
members' capital:
   Mortgages and loans payable        $    --     $ 63,486    $ 50,000          --    $33,966     $    --     $129,562    $277,014
   Other liabilities                      160        5,035       1,392       9,400      1,785       1,027        3,750      22,549
   Partners'/members' capital          23,340       36,680     (38,385)     15,760     12,475      37,650      177,030     264,550
----------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and
   partners'/members' capital         $23,500     $105,201    $ 13,007     $25,160    $48,226     $38,677     $310,342    $564,113
==================================================================================================================================
Operating Partnership's net
   investment in unconsolidated
   joint ventures                     $16,110     $ 35,079    $  3,973     $15,809    $ 2,782     $ 7,874     $ 19,811    $101,438
----------------------------------------------------------------------------------------------------------------------------------

                                                                          December 31, 1999
                                     ---------------------------------------------------------------------------------------------
                                                                          American
                                                                 G&G      Financial  Ramland      Ashford                  Combined
                                     Pru-Beta 3     HPMC        Martco    Exchange   Realty        Loop        ARCap        Total
----------------------------------------------------------------------------------------------------------------------------------
Assets:
   Rental property, net               $21,817      $72,148    $11,552      $10,695    $19,549     $31,476     $     --    $167,237
   Other assets                         3,319        6,427      2,571          773      5,069         768      239,441     258,368
----------------------------------------------------------------------------------------------------------------------------------
   Total assets                       $25,136      $78,575    $14,123      $11,468    $24,618     $32,244     $239,441    $425,605
==================================================================================================================================
Liabilities and partners'/
members' capital:
   Mortgages and loans payable        $    --      $41,274    $43,081      $    --    $17,300     $    --     $108,407    $210,062
   Other liabilities                      186        7,254      1,383            2      1,263       3,536       36,109      49,733
   Partners'/members' capital          24,950       30,047    (30,341)      11,466      6,055      28,708       94,925     165,810
----------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and
   partners'/members' capital         $25,136      $78,575    $14,123      $11,468    $24,618     $32,244     $239,441    $425,605
==================================================================================================================================
Operating Partnership's net
   investment in unconsolidated
   joint ventures                     $17,072      $23,337    $ 8,352      $11,571    $ 2,697     $ 6,073     $ 20,032    $ 89,134
----------------------------------------------------------------------------------------------------------------------------------

The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Operating Partnership had investment interests during the years ended December 31, 2000, 1999 and 1998:

                                                                     Year Ended December 31, 2000
                                     ---------------------------------------------------------------------------------------------
                                                                          American
                                                                 G&G      Financial  Ramland      Ashford                  Combined
                                     Pru-Beta 3     HPMC        Martco    Exchange   Realty        Loop        ARCap        Total
----------------------------------------------------------------------------------------------------------------------------------
   Total revenues                     $5,028       $ 9,254    $10,695      $1,009     $ 3,917     $5,917      $19,931     $ 55,751
   Operating and other expenses       (1,619)       (2,628)    (3,312)       (155)     (1,030)    (2,773)      (3,060)     (14,577)
   Depreciation and amortization      (1,226)       (5,908)    (1,531)        (62)       (975)      (839)          --      (10,541)
   Interest expense                       --        (4,535)    (4,084)         --      (1,547)        --       (5,045)     (15,211)
----------------------------------------------------------------------------------------------------------------------------------
   Net income (loss)                  $2,183       $(3,817)   $ 1,768      $  792     $   365     $2,305      $11,826     $ 15,422
==================================================================================================================================
Operating Partnership's equity
   in earnings of unconsolidated
   joint ventures                     $  935       $ 3,248    $   483      $  735     $   180     $  474      $ 2,000     $  8,055
----------------------------------------------------------------------------------------------------------------------------------
                                                                     Year Ended December 31, 1999
                                     ---------------------------------------------------------------------------------------------
                                                                          American
                                                                 G&G      Financial  Ramland      Ashford                  Combined
                                     Pru-Beta 3     HPMC        Martco    Exchange   Realty        Loop        ARCap        Total
----------------------------------------------------------------------------------------------------------------------------------
Total revenues                        $ 4,938      $ 459     $ 9,011       $  917     $1,426      $ 4,162     $10,093     $ 31,006
Operating and other expenses           (1,505)      (104)     (3,238)        (287)      (352)      (2,327)     (3,774)     (11,587)
Depreciation and amortization          (1,234)      (100)     (1,422)         (96)      (439)        (551)         --       (3,842)
Interest expense                           --       (119)     (3,116)          --        (45)          --      (2,185)      (5,465)
----------------------------------------------------------------------------------------------------------------------------------
Net income                            $ 2,199      $ 136     $ 1,235       $  534     $  590      $ 1,284     $ 4,134     $ 10,112
==================================================================================================================================
Operating Partnership's equity
   in earnings (loss) of
   unconsolidated joint ventures      $   827         --     $  (366)      $  541     $  298      $   233     $ 1,060     $  2,593
----------------------------------------------------------------------------------------------------------------------------------

                                                                     Year Ended December 31, 1998
                                     ---------------------------------------------------------------------------------------------
                                                                          American
                                                                 G&G      Financial  Ramland      Ashford                 Combined
                                     Pru-Beta 3     HPMC        Martco    Exchange   Realty        Loop        ARCap       Total
----------------------------------------------------------------------------------------------------------------------------------
Total revenues                        $ 3,544        --       $ 7,320      $  490       --        $  603         --       $11,957
Operating and other expenses           (1,124)       --        (2,955)        (35)      --          (287)        --        (4,401)
Depreciation and amortization          (1,000)       --          (759)        (50)      --           (76)        --        (1,885)
Interest expense                           --        --        (3,495)         --       --            --         --        (3,495)
----------------------------------------------------------------------------------------------------------------------------------
Net income                            $ 1,420        --       $   111      $  405       --        $  240         --       $ 2,176
==================================================================================================================================
Operating Partnership's equity
   in earnings (loss) of
   unconsolidated joint ventures      $   723        --       $  (182)     $  455       --        $   59         --       $ 1,055
----------------------------------------------------------------------------------------------------------------------------------

5. DEFERRED CHARGES AND OTHER ASSETS

                                                              December 31,
                                                          2000           1999
--------------------------------------------------------------------------------
Deferred leasing costs                                 $  80,667      $  62,076
Deferred financing costs                                  23,085         16,690
--------------------------------------------------------------------------------
                                                         103,752         78,766
Accumulated amortization                                 (26,303)       (20,197)
--------------------------------------------------------------------------------
Deferred charges, net                                     77,449         58,569
Prepaid expenses and other assets                         25,206          7,867
--------------------------------------------------------------------------------
Total deferred charges and other assets, net           $ 102,655      $  66,436
================================================================================

6. RESTRICTED CASH

Restricted cash includes security deposits for the Operating Partnership's residential properties and certain commercial properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following:

                                                               December 31,
                                                            2000           1999
--------------------------------------------------------------------------------
Security deposits                                          $6,477         $6,021
Escrow and other reserve funds                                 80          1,060
--------------------------------------------------------------------------------
Total restricted cash                                      $6,557         $7,081
================================================================================

7. RENTAL PROPERTY HELD FOR SALE

As of December 31, 2000, included in total rental property are 10 office properties that the Operating Partnership has identified as held for sale. These properties have an aggregate carrying value of $107,458 and $107,264 as of December 31, 2000 and 1999, respectively, and are located in San Antonio, Bexar County, Texas or Houston, Harris County, Texas.

As of December 31, 1999, included in total rental property were three office properties that the Operating Partnership had identified as held for sale. The three office properties have an aggregate carrying value of $77,783 as of December 31, 1999 and are located in Omaha, Douglas County, Nebraska; Jersey City, Hudson County, New Jersey or Amarillo, Potter County, Texas. The office properties located in Jersey City, Hudson County, New Jersey and Amarillo, Potter County, Texas were sold in April 2000 in two separate transactions and the property located in Omaha, Douglas County, Nebraska was sold in November 2000. See Note 3.

The following is a summary of the condensed results of operations of the rental properties held for sale at December 31, 2000 for the years ended December 31, 2000, 1999 and 1998:

                                                  Years Ended December 31,
                                              2000          1999          1998
--------------------------------------------------------------------------------
Total revenues                             $ 26,069      $ 24,181      $ 23,856
Operating and other expenses                (13,227)      (12,589)      (11,391)
Depreciation and amortization                (2,380)       (2,732)       (2,397)
--------------------------------------------------------------------------------
Net income                                 $ 10,462      $  8,860      $ 10,068
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

On August 2, 1999, the Operating Partnership issued $185,283 of senior unsecured notes with interest payable monthly in arrears. The proceeds from the issuance were used to retire an equivalent amount of a non-recourse mortgage loan.

On December 21, 2000, the Operating Partnership issued $15,000 of senior unsecured notes with interest payable semi-annually in arrears. The total proceeds from the issuance (net of selling commissions) of approximately $14,907 were used primarily to pay down outstanding borrowings under the Prudential Facility, as defined in Note 9.

The Operating Partnership's total senior unsecured notes (collectively, "Senior Unsecured Notes") are redeemable at any time at the option of the Operating Partnership, subject to certain conditions including yield maintenance.

A summary of the terms of the Senior Unsecured Notes outstanding as of December 31, 2000 and 1999 is as follows:

                                                           December 31,       Effective
                                                         2000       1999       Rate (1)
---------------------------------------------------------------------------------------
7.180% Senior Unsecured Notes, due December 31, 2003   $185,283   $185,283      7.23%
7.000% Senior Unsecured Notes, due March 15, 2004       299,744    299,665      7.27%
7.250% Senior Unsecured Notes, due March 15, 2009       298,072    297,837      7.49%
7.835% Senior Unsecured Notes, due December 15, 2010     15,000         --      7.92%
---------------------------------------------------------------------------------------

Total Senior Unsecured Notes                           $798,099   $782,785      7.35%
=======================================================================================

(1) Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount on the notes, as applicable.

In January 2001, the Operating Partnership issued $300,000 face amount of 7.75 percent senior unsecured notes due February 15, 2011 with interest payable semi-annually in arrears. The total proceeds from the issuance (net of selling commissions and discount) of approximately $296,300 were used to pay down outstanding borrowings under the 2000 Unsecured Facility, as defined in Note 9. The senior unsecured notes were issued at a discount of approximately $1,731, which will be amortized over the term as an adjustment to interest expense.

The terms of the Senior Unsecured Notes include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

9. REVOLVING CREDIT FACILITIES

2000 UNSECURED FACILITY

On June 22, 2000, the Operating Partnership obtained an unsecured revolving credit facility ("2000 Unsecured Facility") with a current borrowing capacity of $800,000 from a group of 24 lenders. The interest rate on outstanding borrowings under the credit line is currently the London Inter-Bank Offered Rate ("LIBOR") (6.56 percent at December 31, 2000) plus 80 basis points. The Operating Partnership may instead elect an interest rate representing the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points. The 2000 Unsecured Facility also requires a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears. In the event of a change in the Operating Partnership's unsecured debt rating, the interest rate and facility fee will be changed on a sliding scale. Subject to certain conditions, the Operating Partnership has the ability to increase the borrowing capacity of the credit line up to $1,000,000. The 2000 Unsecured Facility matures in June 2003, with an extension option of one year, which would require a payment of 25 basis points of the then borrowing capacity of the credit line upon exercise.

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

In conjunction with obtaining the 2000 Unsecured Facility, the Operating Partnership drew funds on the new facility to repay in full and terminate the Unsecured Facility, as defined below.

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

ORIGINAL UNSECURED FACILITY

The Original Unsecured Facility ("Original Unsecured Facility") was repaid in full and retired in connection with the Operating Partnership obtaining the Unsecured Facility in April 1998. On account of prepayment fees, loan origination fees, legal fees, and other costs incurred in the retirement of the Original Unsecured Facility, an extraordinary loss of $2,478 was recorded for the year ended December 31, 1998.

PRUDENTIAL FACILITY

The Operating Partnership has a revolving credit facility ("Prudential Facility") with Prudential Securities Corp. ("PSC") in the amount of $100,000, which currently bears interest at 110 basis points over one-month LIBOR, with a maturity date of June 29, 2001. The Prudential Facility is a recourse liability of the Operating Partnership and is secured by the Operating Partnership's equity interest in Harborside Plazas 2 and 3. The Prudential Facility limits the ability of the Operating Partnership to make any distributions during any fiscal quarter in an amount in excess of 100 percent of the Operating Partnership's available funds from operations (as defined) for the immediately preceding fiscal quarter (except to the extent such excess distributions or dividends are attributable to gains from the sale of the Operating Partnership's assets or are required for the Corporation to maintain its status as a REIT under the Code); provided, however, that the Operating Partnership may make distributions and pay dividends in excess of 100 percent of available funds from operations (as defined) for the preceding fiscal quarter for not more than three consecutive quarters. In addition to the foregoing, the Prudential Facility limits the liens placed upon the subject property and certain collateral, the use of proceeds from the Prudential Facility, and the maintenance of ownership of the subject property and assets derived from said ownership. The Operating Partnership has been notified that the Prudential Facility will not be renewed.

SUMMARY

As of December 31, 2000 and 1999, the Operating Partnership had outstanding borrowings of $348,840 and $177,000, respectively, under its revolving credit facilities (with aggregate borrowing capacity of $900,000 and $1,100,000, respectively). The total outstanding borrowings were from the 2000 Unsecured Facility at December 31, 2000 and from the Unsecured Facility at December 31, 1999, with no outstanding borrowings under the Prudential Facility.

10. MORTGAGES AND LOANS PAYABLE

The Operating Partnership has mortgages and loans payable which are comprised of various loans collateralized by certain of the Operating Partnership's rental properties. Payments on mortgages and loans payable are generally due in monthly installments of principal and interest, or interest only.

A summary of the Operating Partnership's mortgages and loans payable as of December 31, 2000 and 1999 is as follows:

                                                                       Effective            Principal Balance at
                                                                       Interest                 December 31,
Property Name                      Lender                                Rate              2000              1999          Maturity
------------------------------------------------------------------------------------------------------------------------------------
201 Commerce Drive                 Sun Life Assurance Co.                6.240%         $     --         $    1,059        09/01/00
3 & 5 Terri Lane                   First Union National Bank             6.220%               --              4,434        10/31/00
101 & 225 Executive Drive          Sun Life Assurance Co.                6.270%            2,198              2,375        06/01/01
Mack-Cali Morris Plains            Corestates Bank                       7.510%            2,169              2,235        12/31/01
Mack-Cali Willowbrook              CIGNA                                 8.670%            9,460             10,250        10/01/03
400 Chestnut Ridge                 Prudential Insurance Co.              9.440%           13,588             14,446        07/01/04
Mack-Cali Centre VI                Principal Life Insurance Co.          6.865%           35,000             35,000        04/01/05
Various (a)                        Prudential Insurance Co.              7.100%          150,000            150,000        05/15/05
Mack-Cali Bridgewater I            New York Life Ins. Co.                7.000%           23,000             23,000        09/10/05
Mack-Cali Woodbridge II            New York Life Ins. Co.                7.500%           17,500             17,500        09/10/05
Mack-Cali Short Hills              Prudential Insurance Co.              7.740%           25,911             26,604        10/01/05
500 West Putnam Avenue             New York Life Ins. Co.                6.520%           10,069             10,784        10/10/05
Harborside - Plaza 1               U.S. West Pension Trust               5.610%           54,370             51,015        01/01/06
Harborside - Plazas 2 and 3        Northwestern/Principal                7.320%           95,630             98,985        01/01/06
Mack-Cali Airport                  Allstate Life Insurance Co.           7.050%           10,500             10,500        04/01/07
Kemble Plaza II                    Mitsubishi Tr & Bk Co.           LIBOR+0.65%               --             40,025        01/31/08
Kemble Plaza I                     Mitsubishi Tr & Bk Co.           LIBOR+0.65%           32,178             32,178        01/31/09
------------------------------------------------------------------------------------------------------------------------------------

Total Property Mortgages                                                                $481,573           $530,390
====================================================================================================================================

(a) The Operating Partnership has the option to convert the mortgage loan, which is secured by 11 properties, to unsecured debt.

INTEREST RATE CONTRACTS

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

SCHEDULED PRINCIPAL PAYMENTS

Scheduled principal payments and related weighted average annual interest rates for the Operating Partnership's Senior Unsecured Notes, revolving credit facilities and mortgages and loans payable as of December 31, 2000 are as follows:

                                                                       Weighted Avg.
                            Scheduled     Principal                   Interest Rate of
Year                       Amortization   Maturities      Total    Future Repayments (a)
----------------------------------------------------------------------------------------
2001                      $    3,239      $    4,211   $    7,450         7.43%
2002                           3,433              --        3,433         8.20%
2003                           3,581         540,934      544,515         7.44%
2004                           2,420         309,863      312,283         7.34%
2005                           1,584         253,178      254,762         7.13%
Thereafter                      (473)        506,542      506,069         7.38%
----------------------------------------------------------------------------------------

Totals/Weighted Average   $   13,784      $1,614,728   $1,628,512         7.29%
========================================================================================

(a) Assumes weighted average LIBOR at December 31, 2000 of 6.73 percent in calculating revolving credit facility and other variable rate debt interest rates.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED

Cash paid for interest for the years ended December 31, 2000, 1999 and 1998 was $112,157, $91,883 and $92,441, respectively. Interest capitalized by the Operating Partnership for the years ended December 31, 2000, 1999 and 1998 was $11,524, $6,840 and $3,547, respectively.

SUMMARY OF INDEBTEDNESS

As of December 31, 2000, the Operating Partnership's total indebtedness of $1,628,512 (weighted average interest rate of 7.29 percent) was comprised of $381,018 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 7.53 percent) and fixed rate debt of $1,247,494 (weighted average rate of 7.25 percent).

As of December 31, 1999, the Operating Partnership's total indebtedness of $1,490,175 (weighted average interest rate of 7.27 percent) was comprised of $249,204 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 7.42 percent) and fixed rate debt of $1,240,971 (weighted average rate of 7.24 percent).

11. PARTNERS' CAPITAL

Partners' capital in the accompanying consolidated financial statements relates to common units held by the Corporation in the Operating Partnership, common units held by the limited partners, preferred units ("Preferred Units") held by the preferred unitholders of the Operating Partnership and warrants to purchase common units ("Unit Warrants") in the Operating Partnership.

Net income allocated to the preferred unitholders and limited partners reflects their pro-rata share of net income and distributions.

COMMON STOCK REPURCHASES

On August 6, 1998, the Board of Directors of the Corporation authorized a share repurchase program ("Repurchase Program") under which the Corporation was permitted to purchase up to $100,000 of the Corporation's outstanding common stock. Purchases could be made from time to time in open market transactions at prevailing prices or through privately negotiated transactions. Under the Repurchase Program, the Corporation purchased for constructive retirement 1,869,200 shares of its outstanding common stock for an aggregate cost of approximately $52,562 from August 1998 through December 1999. Concurrent with these purchases, the Corporation sold to the Operating Partnership 1,869,200 common units for approximately $52,562.

On September 13, 2000, the Board of Directors of the Corporation authorized an increase to the Repurchase Program under which the Corporation is permitted to purchase up to an additional $150,000 of the Corporation's outstanding common stock above the $52,562 that had previously been purchased. The Corporation purchased for constructive retirement 2,026,300 shares of its outstanding common stock for an aggregate cost of approximately $55,514 from September 13, 2000 through December 31, 2000. Concurrent with these purchases, the Corporation sold to the Operating Partnership 2,026,300 common units for approximately $55,514.

Subsequent to year end through February 15, 2001, the Corporation purchased for constructive retirement 72,000 shares of its outstanding common stock for an aggregate cost of approximately $1,982 under the Repurchase Program.

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

The Corporation filed a registration statement with the SEC for the Corporation's dividend reinvestment and stock purchase plan ("Plan") which was declared effective in February 1999. The Plan commenced on March 1, 1999.

During the year ended December 31, 1999, 1,082 shares were issued and proceeds of approximately $32 were received from stock purchases and/or dividend reinvestments under the Plan. The proceeds of the shares issued were contributed by the Corporation to the Operating Partnership in exchange for common units. The Corporation did not issue any shares under the Plan during the year ended December 31, 2000.

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

STOCK OPTION PLANS

In September 2000, the Corporation established the 2000 Employee Stock Option Plan ("2000 Employee Plan") and the 2000 Director Stock Option Plan ("2000 Director Plan") under which a total of 2,700,000 shares (subject to adjustment) of the Corporation's common stock have been reserved for issuance (2,500,000 shares under the 2000 Employee Plan and 200,000 shares under the 2000 Director
Plan). In 1994, and as subsequently amended, the Corporation established the Mack-Cali Employee Stock Option Plan ("Employee Plan") and the Mack-Cali Director Stock Option Plan ("Director Plan") under which a total of 5,380,188 shares (subject to adjustment) of the Corporation 's common stock have been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan). Stock options granted under the Employee Plan in 1994 and 1995 have become exercisable over a three-year period and those options granted under both the 2000 Employee Plan and Employee Plan in 1996, 1997, 1998, 1999 and 2000 become exercisable over a five-year period. All stock options granted under both the 2000 Director Plan and Director Plan become exercisable in one year. All options were granted at the fair market value at the dates of grant and have terms of ten years. As of December 31, 2000 and 1999, the stock options outstanding had a weighted average remaining contractual life of approximately 7.5 and 7.4 years, respectively.

Information regarding the Corporation's stock option plans is summarized below:

                                                                      Weighted
                                                      Shares          Average
                                                       Under          Exercise
                                                      Options          Price
--------------------------------------------------------------------------------
Outstanding at January 1, 1998                       3,287,290       $   31.47
Granted                                              1,048,620       $   35.90
Exercised                                             (267,660)      $   20.47
Lapsed or canceled                                    (128,268)      $   36.61
--------------------------------------------------------------------------------
Outstanding at December 31, 1998                     3,939,982       $   33.22
Granted                                                426,400       $   25.23
Exercised                                              (47,583)      $   22.31
Lapsed or canceled                                    (591,648)      $   36.92
--------------------------------------------------------------------------------
Outstanding at December 31, 1999                     3,727,151       $   31.86
Granted                                              1,523,900       $   26.75
Exercised                                             (117,053)      $   21.45
Lapsed or canceled                                    (500,679)      $   34.64
--------------------------------------------------------------------------------
Outstanding at December 31, 2000                     4,633,319       $   30.14
================================================================================
Options exercisable at December 31, 1999             1,724,920       $   29.78
Options exercisable at December 31, 2000             2,049,041       $   31.02
--------------------------------------------------------------------------------
Available for grant at December 31, 1999               662,878
Available for grant at December 31, 2000             2,344,757
--------------------------------------------------------------------------------

The weighted average fair value of options granted during 2000, 1999 and 1998 were $3.40, $2.74 and $5.59 per option, respectively. The fair value of each significant option grant is estimated on the date of grant using the Black-Scholes model. The following weighted average assumptions are included in the Corporation's fair value calculations of stock options:

                                              2000          1999          1998
--------------------------------------------------------------------------------
Expected life (in years)                         6             6             6
Risk-free interest rate                       5.67%         6.12%         5.41%
Volatility                                   22.66%        24.72%        23.37%
Dividend yield                                8.82%         9.15%         5.78%
--------------------------------------------------------------------------------

FASB No. 123

Under the above models, the value of stock options granted during 2000, 1999 and 1998 totaled approximately $5,181, $1,167 and $5,281, respectively, which would be amortized ratably on a pro forma basis over the appropriate vesting period. Had the Operating Partnership determined compensation cost for these granted securities in accordance with FASB No. 123, the Operating Partnership's pro forma net income, basic earnings per unit and diluted earnings per unit would have been $204,743, $3.08 and $3.01 in 2000, $131,243, $1.96 and $1.95 in 1999
and $125,964, $1.99 and $1.97 in 1998, respectively.

STOCK WARRANTS

The Corporation has 360,000 warrants outstanding which enable the holders to purchase an equal number of shares of its common stock ("Stock Warrants") at $33 per share (the market price at date of grant). Such warrants are all currently exercisable and expire on January 31, 2007.

The Corporation also has 389,976 Stock Warrants outstanding which enable the holders to purchase an equal number of its shares of common stock at $38.75 per share (the market price at date of grant). Such warrants vest equally over a five-year period through December 31, 2001 and expire on December 12, 2007.

As of December 31, 2000 and 1999, there were a total of 749,976 and 914,976 Stock Warrants outstanding, respectively. As of December 31, 2000 and 1999, there were 613,985 and 585,989 Stock Warrants exercisable, respectively. For the years ended December 31, 2000 and 1999, 165,000 and no Stock Warrants were canceled, respectively. No Stock Warrants have been exercised through December 31, 2000.

STOCK COMPENSATION

In July 1999, the Corporation entered into amended and restated employment contracts with six of its then key executive officers which provided for, among other things, compensation in the form of stock awards and associated tax obligation payments. In addition, in December 1999, the Corporation granted stock awards to certain other officers of the Corporation. In connection with the stock awards (collectively, "Restricted Stock Awards"), the executive officers and certain other officers are to receive up to a total of 211,593 shares of the Corporation's common stock vesting over a five-year period contingent upon the Corporation meeting certain performance and/or stock price appreciation objectives. The Restricted Stock Awards provided to the executive officers and certain other officers were granted under the Employee Plan. Effective January 1, 2000, 31,737 shares of the Corporation's common stock were issued to the executive officers and certain other officers upon meeting the required objectives. In connection with the resignation of each of Brant Cali and John R. Cali from the Corporation, all of their respective remaining restricted stock, an aggregate of 38,649 shares, were issued to Brant Cali and John R. Cali upon the accelerated vesting of their remaining Restricted Stock Awards. For the years ended December 31, 2000 and 1999, 5,100 and no unvested Restricted Stock Awards were canceled, respectively.

DEFERRED STOCK COMPENSATION PLAN FOR DIRECTORS

The Deferred Compensation Plan for Directors ("Deferred Compensation Plan"), which commenced January 1, 1999, allows non-employee directors of the Corporation to elect to defer up to 100 percent of their annual retainer fee into deferred stock units. The deferred stock units are convertible into an equal number of shares of common stock upon the directors' termination of service from the Board of Directors or a change in control of the Corporation, as defined in the plan. Deferred stock units are credited to each director quarterly using the closing price of the Corporation's common stock on the applicable dividend record date for the respective quarter. Each participating director's account is also credited for an equivalent amount of deferred stock units based on the dividend rate for each quarter.

During the years ended December 31, 2000 and 1999, 4,227 and 3,319 deferred stock units were earned, respectively.

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

The following information presents the Operating Partnership's results for the years ended December 31, 2000, 1999 and 1998 in accordance with FASB No. 128:

                                                                    For the Year Ended December 31,
                                                  2000                             1999                             1998
                                        --------------------------------------------------------------------------------------------
                                        Basic EPU     Diluted EPU       Basic EPU       Diluted EPU      Basic EPU       Diluted EPU
------------------------------------------------------------------------------------------------------------------------------------
Net income available to
   common unitholders                    $210,950        $210,950        $137,128          $137,128       $132,481          $132,481
Add: Net income attributable
     to Operating Partnership -
     preferred units                           --          15,441              --                --             --                --
------------------------------------------------------------------------------------------------------------------------------------
Adjusted net income                      $210,950        $226,391        $137,128          $137,128       $132,481          $132,481
====================================================================================================================================

Weighted average unit                      66,392          73,070          66,885            67,133         63,438            63,893
------------------------------------------------------------------------------------------------------------------------------------
Per Unit                                 $   3.18        $   3.10        $   2.05          $   2.04       $   2.09          $   2.07
====================================================================================================================================

The following schedule reconciles the units used in the basic EPU calculation to the units used in the diluted EPU calculation:

                                                                                  Year Ended December 31,
                                                                       2000                 1999                 1998
---------------------------------------------------------------------------------------------------------------------
Basic EPU Units:                                                      66,392               66,885              63,438
      Add: Operating Partnership - preferred units
              after conversion to common units)                        6,485                   --                  --
           Stock options                                                 188                  241                 411
           Restricted Stock Awards                                         5                    7                  --
           Stock Warrants                                                 --                   --                  44
---------------------------------------------------------------------------------------------------------------------
Diluted EPU Units:                                                    73,070               67,133              63,893
=====================================================================================================================

Contingent Units outstanding in 1998 were not included in the 1998 computation of diluted EPU as such units were anti-dilutive during the period. Preferred Units outstanding in 1999 and 1998 were not included in the 1999 and 1998 computations of diluted EPU as such units were anti-dilutive during the periods.

Through December 31, 2000, under the Repurchase Program, the Corporation purchased for constructive retirement, a total of 3,895,500 shares of its outstanding common stock for an aggregate cost of approximately $108,076. Concurrent with these purchases, the Corporation sold an equal number of common units to the Operating Partnership.

12. REDEEMABLE PARTNERSHIP UNITS

Preferred Units

At January 1, 1999, the Operating Partnership had 27,132 Series A Preferred Units and 223,124 Series B Preferred Units outstanding.

The Preferred Units have a stated value of $1,000 per unit and are preferred as to assets over any class of common units or other class of preferred units of the Operating Partnership, based on circumstances per the applicable unit certificates. The quarterly distribution on each Preferred Unit is an amount equal to the greater of (i) $16.875 (representing 6.75 percent of the Preferred Unit stated value of an annualized basis) or (ii) the quarterly distribution attributable to a Preferred Unit determined as if such unit had been converted into common units, subject to adjustment for customary anti-dilution rights. Each of the Preferred Units may be converted at any time into common units at a conversion price of $34.65 per unit. Common units received pursuant to such conversion may be redeemed for an equal number of shares of common stock.

During the year ended December 31, 1999, 20,952 Series A Preferred Units were converted into 604,675 common units. During the year ended December 31, 2000, 6,180 Series A Preferred Units and 2,784 Series B Preferred Units were converted into 258,702 common units.

As of December 31, 2000, there were 220,340 Series B Preferred Units outstanding (convertible into 6,359,019 common units). There were no Series A Preferred Units outstanding as of December 31, 2000.

Common Units

At January 1, 1999, the Operating Partnership had 9,086,585 common units outstanding.

Certain individuals and entities own common units in the Operating Partnership. A common unit and a share of common stock of the General Partner have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the Operating Partnership. Common units are redeemable by the common unitholders at their option, subject to certain restrictions, on the basis of one common unit for either one share of common stock or cash equal to the fair market value of a share at the time of the redemption. The General Partner has the option to deliver shares of common stock in exchange for all or any portion of the cash requested. When a unitholder redeems a common unit for common stock of the Corporation, limited partners' capital is reduced and the General Partners' capital is increased. Effective August 21, 1998, the partnership agreement was amended to vest this right in the Operating Partnership, rather than in the General Partnership (see
Note 2). Common units held by the General Partner are not redeemable.

During the year ended December 31, 1999, the Operating Partnership issued an aggregate of 122,062 common units in connection with two separate transactions, valued at approximately $3,362. During the year ended December 31, 1999, the Operating Partnership issued 604,675 common units in connection with the conversion of 20,952 Preferred Units. During the year ended December 31, 1999, an aggregate of 1,934,657 common units were redeemed for an equivalent number of shares of common stock in the Corporation. During the year ended December 31, 1999, the Operating Partnership also issued 275,046 common units, valued at approximately $8,141, in connection with the achievement of certain performance goals at the Mack Properties, as defined below, in redemption of an equivalent number of contingent common units.

During the year ended December 31, 2000, the Operating Partnership issued 258,702 common units in connection with the conversion of 8,964 Preferred Units, and an aggregate of 448,688 common units were redeemed for an equivalent number of shares of common stock in the Corporation.

As of December 31, 2000, there were 7,963,725 common units outstanding.

Contingent Common And Preferred Units

In connection with the Mack transaction in December 1997, 2,006,432 contingent common units, 11,895 Series A contingent Preferred Units and 7,799 Series B contingent Preferred Units were issued as contingent non-participating units ("Contingent Units"). Redemption of such Contingent Units occurred upon the achievement of certain performance goals relating to certain of the Mack properties ("Mack Properties"), specifically the achievement of certain leasing activity. When Contingent Units were redeemed for common and Preferred Units, an adjustment to the purchase price of certain of the Mack Properties was recorded, based on the value of the units issued.

On account of certain of the performance goals at the Mack Properties having been achieved during the year ended December 31, 1999, the Operating Partnership redeemed 275,046 contingent common units and issued an equivalent number of common units, as indicated above. There were no Contingent Units outstanding as of December 31, 1999.

Unit Warrants

The Operating Partnership has 2,000,000 Unit Warrants outstanding which enable the holders to purchase an equal number of common units at $37.80 per unit. The Unit Warrants are all currently exercisable and expire on December 11, 2002.

13. MINORITY INTEREST IN CONSOLIDATED PARTIALLY-OWNED PROPERTIES

On December 28, 1999, the Operating Partnership sold an interest in six office properties located in Parsippany, Morris County, New Jersey for $83,600. Amongst other things, the operating agreements provided for a preferred return to the joint venture members. On June 29, 2000 the Operating Partnership acquired a 100 percent interest in these properties and the Operating Partnership paid an additional $836 to the minority interest member in excess of its investment.

On August 24, 2000, MC-SJP Morris V Realty, LLC and MC-SJP Morris VI Realty, LLC acquired land in which SJP Properties has a minority interest amounting to $1,925.

The Operating Partnership controlled these operations and has consolidated the financial position and results of operations of partially-owned properties in the financial statements of the Operating Partnership. The equity interests of the other members are reflected as minority interests: partially-owned properties in the consolidated financial statements of the Operating Partnership.

14. EMPLOYEE BENEFIT PLAN

All employees of the Corporation who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan (the "401(k) Plan"). The 401(k) Plan allows eligible employees to defer up to 15 percent of their annual compensation, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Corporation, at management's discretion, may match employee contributions and/or make discretionary contributions. Management has approved, for the year ended December 31, 2001, a matching contribution to be paid under the 401(k) Plan equal to 50 percent of the first 3.5 percent of annual salary, as defined in the 401(k) Plan, contributed to the plan in 2001. Total expense recognized by the Operating Partnership for the years ended December 31, 2000, 1999 and 1998 was $0, $400 and $0, respectively.

15. DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgement is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Operating Partnership and Property Partnerships could realize on disposition of the financial instruments at December 31, 2000 and 1999. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of December 31, 2000 and 1999.

The estimated fair value (excluding prepayment penalties) of the Senior Unsecured Notes and mortgages and loans payable as of December 31, 2000 approximated the carrying values of $798,099 and $481,573, respectively, and as of December 31, 1999 was approximately $741,824 and $511,281, respectively, based upon then current interest rates for debt with similar terms and remaining maturities. Revolving credit facility borrowings as of December 31, 2000 and 1999 approximated the carrying values of $348,840 and $177,000, respectively.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2000 and 1999. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2000 and current estimates of fair value may differ significantly from the amounts presented herein.

16. COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS

   Harborside Financial Center

   Pursuant to an agreement with the City of Jersey City, New Jersey, the Operating Partnership is required to make payments in lieu of property taxes ("PILOT") on its Harborside Plaza 2 and 3 properties. The agreement, which commenced in 1990, is for a term of 15 years. Such PILOT is equal to two percent of Total Project Costs, as defined, in year one and increases by $75 per annum through year 15. Total Project Costs, as defined, are $145,644. The PILOT totaled $2,677, $2,620 and $2,570 for the years ended December 31, 2000, 1999 and 1998, respectively.

   The Operating Partnership has entered into a similar agreement with the City of Jersey City, New Jersey on its Harborside Plaza 4-A property. Pursuant to the agreement, such PILOT is equal to two percent of Total Project Costs, as defined, which was estimated to be $45,497. The PILOT, based upon the estimated Total Project Costs, was $25 for the in-service period of the property during the year ended December 31, 2000.

GROUND LEASE AGREEMENTS

Future minimum rental payments under the terms of all non-cancelable ground leases under which the Operating Partnership is the lessee, as of December 31, 2000, are as follows:

Year                                                                    Amount
--------------------------------------------------------------------------------
2001                                                                   $   531
2002                                                                       531
2003                                                                       531
2004                                                                       534
2005                                                                       534
Thereafter                                                              21,997
--------------------------------------------------------------------------------

Total                                                                  $24,658
================================================================================

Ground lease expense incurred during the years ended December 31, 2000, 1999 and 1998 amounted to $570, $561 and $419, respectively.

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

Pursuant to the terms of Mr. Rizk's employment agreement entered into with the Corporation in December 1997 and an agreement entered into simultaneous with his resigning from the Corporation, Mr. Rizk received payments of approximately $14,490 in April 1999 and $500 in April 2000 and will receive $500 annually over the next two years. All costs associated with Mr. Rizk's resignation are included in non-recurring charges for the year ended December 31, 1999.

On June 27, 2000, both Brant Cali and John R. Cali resigned their positions as officers of the Corporation and Brant Cali resigned as a director of the Corporation. John R. Cali was appointed to the Board of Directors of the Corporation to take the seat previously held by Brant Cali. As required by Brant Cali and John R. Cali's employment agreements with the Corporation: (i) the Corporation paid $2,820 and $2,806 (less applicable withholding) to Brant Cali and John R. Cali, respectively; (ii) all options to acquire shares of the Corporation's common stock and Restricted Stock Awards (as hereinafter defined) held by Brant Cali and John R. Cali became fully vested on the effective date of their resignations from the Corporation. All costs associated with Brant Cali and John R. Cali's resignations, which totaled approximately $9,228, are included in non-recurring charges for the year ended December 31, 2000.

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

Future minimum rentals to be received under non-cancelable operating leases at December 31, 2000, are as follows:

Year                                                                    Amount
--------------------------------------------------------------------------------
2001                                                                 $  475,043
2002                                                                    440,153
2003                                                                    379,721
2004                                                                    326,091
2005                                                                    276,779
Thereafter                                                              997,529
--------------------------------------------------------------------------------
Total                                                                $2,895,316
================================================================================

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

Selected results of operations for the years ended December 31, 2000, 1999 and 1998 and selected asset information as of December 31, 2000 and 1999 regarding the Operating Partnership's operating segment are as follows:

                                                Total    Corporate &         Total
                                               Segment    Other (e)   Operating Partnership
-------------------------------------------------------------------------------------------
Total contract revenues (a):
      2000                                   $  557,926   $   5,623     $  563,549(f)
      1999                                      534,985       3,903        538,888(g)
      1998                                      475,096       4,919        480,015(h)

Total operating and interest expenses (b):
      2000                                   $  174,116   $ 126,700     $  300,816(i)
      1999                                      168,166     128,925        297,091(j)
      1998                                      149,791     113,528        263,319(k)

Net operating income (c):
      2000                                   $  383,810   $(121,077)    $  262,733(f)(i)
      1999                                      366,819    (125,022)       241,797(g)(j)
      1998                                      325,305    (108,609)       216,696(h)(k)

Total assets:
      2000                                   $3,623,107   $  53,870     $3,676,977
      1999                                    3,580,782      48,819      3,629,601

Total long-lived assets (d):
      2000                                   $3,522,766   $  23,574     $3,546,340
      1999                                    3,515,669      24,934      3,540,603

--------------------------------------------------------------------------------

(a) Total contract revenues represent all revenues during the period (including the Operating Partnership's share of net income from unconsolidated joint ventures), excluding adjustments for straight-lining of rents and the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures. All interest income is excluded from segment amounts and is classified in Corporate and Other for all periods.
(b) Total operating and interest expenses represent the sum of real estate taxes, utilities, operating services, general and administrative and interest expense. All interest expense (including for property-level mortgages) is excluded from segment amounts and classified in Corporate and Other for all periods.
(c) Net operating income represents total contract revenues [as defined in Note (a)] less total operating and interest expenses [as defined in Note
      (b)] for the period.
(d) Long-lived assets are comprised of total rental property, unbilled rents receivable and investments in unconsolidated joint ventures.
(e) Corporate & Other represents all corporate-level items (including interest and other investment income, interest expense and non-property general and administrative expense) as well as intercompany eliminations necessary to reconcile to consolidated Operating Partnership totals.
(g) Excludes $12,580 of adjustments for straight-lining of rents and $24 for the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures.
(g) Excludes $12,438 of adjustments for straight-lining of rents and $158 for the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures.
(h) Excludes $13,575 of adjustments for straight-lining of rents and $109 for the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures.
(i) Excludes $92,088 of depreciation and amortization and non-recurring charges of $37,139.
(j) Excludes $87,209 of depreciation and amortization and non-recurring charges of $16,458.
(k)   Excludes $78,916 of depreciation and amortization.

19. RELATED PARTY TRANSACTIONS

The son of a current director of the Corporation, who was also a former officer of the Corporation, serves as an officer of a company which provides cleaning and other related services to certain of the Operating Partnership's properties. The Operating Partnership has incurred costs from this company of approximately $3,164, $2,524 and $2,296 for the years ended December 31, 2000, 1999 and 1998, respectively. As of December 31, 2000 and 1999, respectively, the Operating Partnership had accounts payable of approximately $108 and $307 to this company.

The Operating Partnership provides management, leasing and construction services to properties owned by third parties in which certain officers and directors of the Corporation hold an ownership interest. The Operating Partnership recognized approximately $1,921, $1,960 and $2,476 in revenues from these properties for the years ended December 31, 2000, 1999 and 1998, respectively. As of December 31, 2000 and 1999, respectively, the Operating Partnership had total receivables from these properties of approximately $1,000 and $96.

The Operating Partnership purchased land parcels in three separate transactions from affiliates of the Operating Partnership. The Operating Partnership also acquired a portfolio of properties from an affiliate of the Operating Partnership. See Note 3.

20. IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FASB No. 133"). FASB No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, the FASB delayed the implementation date of FASB No. 133 by one year (January 1, 2001 for the Operating Partnership). FASB No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Operating Partnership has determined that, due to its limited use of derivative instruments, the adoption of FASB No. 133 will not have a significant effect on the Operating Partnership's financial position at January 1, 2001, nor is it expected to materially impact future results of operations.

21. CONDENSED QUARTERLY FINANCIAL INFORMATION (unaudited)

The following summarizes the condensed quarterly financial information for the Operating Partnership:

Quarter Ended 2000:                         December 31   September 30   June 30      March 31
----------------------------------------------------------------------------------------------
Total revenues                               $ 143,903     $ 143,382    $ 145,889    $ 142,979
Operating and other expenses                    43,561        44,191       41,569       42,825
General and administrative                       6,543         5,461        5,159        6,113
Depreciation and amortization                   23,641        23,320       22,945       22,182
Interest expense                                26,271        25,862       26,835       26,426
Non-recurring charges                               --        27,911        9,228           --
----------------------------------------------------------------------------------------------
Income before gain on sales of
   rental property, minority interest and
   extraordinary item                           43,887        16,637       40,153       45,433
(Loss) gain on sales of rental property           (852)       10,036       73,921        2,248
----------------------------------------------------------------------------------------------
Income before minority interest and
   extraordinary item                           43,035        26,673      114,074       47,681
Minority interest in consolidated
   partially-owned properties                       --            --        2,982        2,090
----------------------------------------------------------------------------------------------
Income before extraordinary item                43,035        26,673      111,092       45,591
Extraordinary item-loss on early
   retirement of debt                               --            --           --           --
----------------------------------------------------------------------------------------------
Net income                                   $  43,035     $  26,673    $ 111,092    $  45,591
==============================================================================================

Basic earnings per unit:
Income before extraordinary item             $    0.60     $    0.34    $    1.61    $    0.63
Extraordinary item - loss on early
   retirement of debt                               --            --           --           --
----------------------------------------------------------------------------------------------
Net income                                   $    0.60     $    0.34    $    1.61    $    0.63
==============================================================================================

Diluted earnings per unit:
Income before extraordinary item             $    0.59     $    0.34    $    1.52    $    0.62
Extraordinary item - loss on early
   retirement of debt                               --            --           --           --
----------------------------------------------------------------------------------------------
Net income                                   $    0.59     $    0.34    $    1.52    $    0.62
==============================================================================================

Distributions declared per common unit       $    0.61     $    0.61    $    0.58    $    0.58
----------------------------------------------------------------------------------------------

Quarter Ended 1999:                        December 31 September 30   June 30    March 31
-----------------------------------------------------------------------------------------
Total revenues                               $140,600    $139,020    $136,975    $134,889
Operating and other expenses                   43,716      42,947      41,466      40,522
General and administrative                      6,258       5,691       5,568       7,963
Depreciation and amortization                  19,808      22,967      22,465      21,969
Interest expense                               27,167      26,474      25,697      23,622
Non-recurring charges                              --          --      16,458          --
-----------------------------------------------------------------------------------------
Income before gain on sale of
   rental property, minority interest and
   extraordinary item                          43,651      40,941      25,321      40,813
Gain on sale of rental property                 1,957          --          --          --
-----------------------------------------------------------------------------------------
Income before minority interest and
   extraordinary item                          45,608      40,941      25,321      40,813
Minority interest in consolidated
    partially-owned properties                     79          --          --          --
-----------------------------------------------------------------------------------------
Income before extraordinary item               45,529      40,941      25,321      40,813
Extraordinary item - loss on early
   retirement of debt                              --          --          --          --
-----------------------------------------------------------------------------------------
Net income                                   $ 45,529    $ 40,941    $ 25,321    $ 40,813
=========================================================================================

Basic earnings per unit:
Income before extraordinary item             $   0.63    $   0.55    $   0.32    $   0.55
Extraordinary item - loss on early
   retirement of debt                              --          --          --          --
-----------------------------------------------------------------------------------------
Net income                                   $   0.63    $   0.55    $   0.32    $   0.55
=========================================================================================

Diluted earnings per unit:
Income before extraordinary item             $   0.62    $   0.55    $   0.32    $   0.55
Extraordinary item - loss on early
   retirement of debt                              --          --          --          --
-----------------------------------------------------------------------------------------
Net income                                   $   0.62    $   0.55    $   0.32    $   0.55
=========================================================================================

Distributions declared per common unit       $   0.58    $   0.58    $   0.55    $   0.55
-----------------------------------------------------------------------------------------

                             MACK-CALI REALTY, L.P.
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 2000
                             (dollars in thousands)

                                                                    SCHEDULE III

                                                                                  Initial Costs           Costs
                                                                              --------------------     Capitalized
                                              Year             Related                Building and     Subsequent
Property Location (2)                     Built  Acquired   Encumbrances       Land   Improvements   to Acquisition
---------------------                     -----  --------   ------------       ----   ------------   --------------
ATLANTIC COUNTY, NEW JERSEY........
Egg Harbor
100 Decadon Drive (O)..............        1987   1995       $        --       $300       $3,282           $160
200 Decadon Drive (O)..............        1991   1995                --        369        3,241            169

BERGEN COUNTY, NEW JERSEY
Fair Lawn
17-17 Rte 208 North (O)............        1987   1995                --      3,067       19,415            941
Fort Lee
One Bridge Plaza (O)...............        1981   1996                --      2,439       24,462          1,560
2115 Linwood Avenue (O)............        1981   1998                --        474        4,419          4,454
Little Ferry
200 Riser Road (O).................        1974   1997            10,500      3,888       15,551            246
Montvale
95 Chestnut Ridge Road (O).........        1975   1997             2,135      1,227        4,907            523
135 Chestnut Ridge Road (O)........        1981   1997                --      2,587       10,350          1,740
Paramus
15 East Midland Avenue (O).........        1988   1997            24,790     10,375       41,497             70
461 From Road (O)..................        1988   1997            35,000     13,194       52,778            121
650 From Road (O)..................        1978   1997            23,316     10,487       41,949            593
140 Ridgewood Avenue (O)...........        1981   1997            15,392      7,932       31,463            578
61 South Paramus Avenue (O)........        1985   1997            15,776      9,005       36,018          4,234
Rochelle Park
120 Passaic Street (O).............        1972   1997                --      1,354        5,415             99
365 West Passaic Street (O)........        1976   1997             7,468      4,148       16,592          1,615
Saddle River
1 Lake Street (O)..................        1994   1997            35,789     13,952       55,812              7
Upper Saddle River
10 Mountainview Road (O)...........        1986   1998                --      4,240       20,485            375
Woodcliff Lake
400 Chestnut Ridge Road (O)........        1982   1997            13,588      4,201       16,802              9
470 Chestnut Ridge Road (O)........        1987   1997             4,087      2,346        9,385              2
530 Chestnut Ridge Road (O)........        1986   1997             4,032      1,860        7,441              3
300 Tice Boulevard (O).............        1991   1996                --      5,424       29,688            575
50 Tice Boulevard (O)..............        1984   1994                --      4,500           --         26,644

BURLINGTON COUNTY, NEW JERSEY
Burlington
3 Terri Lane (F)...................        1991   1998                --        652        3,433            906
5 Terri Lane (F)...................        1992   1998                --        564        3,792          1,662
Delran
Tenby Chase Apartments (M).........        1970   1994                --        396           --          5,584
Moorestown
2 Commerce Drive (F)...............        1986   1999                --        723        2,893             59
101 Commerce Drive (F).............        1988   1998                --        422        3,528            253
102 Commerce Drive (F).............        1987   1999                --        389        1,554             34
201 Commerce Drive (F).............        1986   1998                --        254        1,694             90
202 Commerce Drive (F).............        1988   1999                --        490        1,963             21
1 Executive Drive (F)..............        1989   1998                --        226        1,453            205
2 Executive Drive (F)..............        1988   2000                --        801        3,206             73
101 Executive Drive (F)............        1990   1998               807        241        2,262            208
102 Executive Drive (F)............        1990   1998                --        353        3,607            252
225 Executive Drive (F)............        1990   1998             1,391        323        2,477            100
97 Foster Road (F).................        1982   1998                --        208        1,382             54
1507 Lancer Drive (F)..............        1995   1998                --        119        1,106             44
1510 Lancer Drive (F)..............        1998   1998                --        732        2,928             41

                                                Gross Amount at Which
                                                 Carried at Close of
                                                     Period (1)
                                           -------------------------------
                                                    Building and             Accumulated
Property Location (2)                       Land     Improvements    Total  Depreciation
---------------------                       ----     ------------    -----  ------------
ATLANTIC COUNTY, NEW JERSEY........
Egg Harbor
100 Decadon Drive (O)..............         $300       $3,442       $3,742        $437
200 Decadon Drive (O)..............          369        3,410        3,779         480

BERGEN COUNTY, NEW JERSEY
Fair Lawn
17-17 Rte 208 North (O)............        3,067       20,356       23,423       2,980
Fort Lee
One Bridge Plaza (O)...............        2,439       26,022       28,461       2,862
2115 Linwood Avenue (O)............          474        8,873        9,347         326
Little Ferry
200 Riser Road (O).................        3,888       15,797       19,685       1,197
Montvale
95 Chestnut Ridge Road (O).........        1,227        5,430        6,657         376
135 Chestnut Ridge Road (O)........        2,588       12,089       14,677         829
Paramus
15 East Midland Avenue (O).........       10,374       41,568       51,942       3,161
461 From Road (O)..................       13,194       52,899       66,093       4,021
650 From Road (O)..................       10,487       42,542       53,029       3,216
140 Ridgewood Avenue (O)...........        7,932       32,041       39,973       2,122
61 South Paramus Avenue (O)........        9,005       40,252       49,257       3,153
Rochelle Park
120 Passaic Street (O).............        1,357        5,511        6,868         413
365 West Passaic Street (O)........        4,148       18,207       22,355       1,430
Saddle River
1 Lake Street (O)..................       13,953       55,818       69,771       4,248
Upper Saddle River
10 Mountainview Road (O)...........        4,240       20,860       25,100       1,823
Woodcliff Lake
400 Chestnut Ridge Road (O)........        4,200       16,812       21,012       1,276
470 Chestnut Ridge Road (O)........        2,346        9,387       11,733         714
530 Chestnut Ridge Road (O)........        1,860        7,444        9,304         566
300 Tice Boulevard (O).............        5,424       30,263       35,687       3,130
50 Tice Boulevard (O)..............        4,500       26,644       31,144      12,226

BURLINGTON COUNTY, NEW JERSEY
Burlington
3 Terri Lane (F)...................          658        4,333        4,991         374
5 Terri Lane (F)...................          569        5,449        6,018         451
Delran
Tenby Chase Apartments (M).........          396        5,584        5,980       3,600
Moorestown
2 Commerce Drive (F)...............          723        2,952        3,675          73
101 Commerce Drive (F).............          426        3,777        4,203         385
102 Commerce Drive (F).............          389        1,588        1,977          39
201 Commerce Drive (F).............          257        1,781        2,038         159
202 Commerce Drive (F).............          490        1,984        2,474          49
1 Executive Drive (F)..............          228        1,656        1,884         162
2 Executive Drive (F)..............          801        3,279        4,080          61
101 Executive Drive (F)............          244        2,467        2,711         214
102 Executive Drive (F)............          357        3,855        4,212         351
225 Executive Drive (F)............          326        2,574        2,900         248
97 Foster Road (F).................          211        1,433        1,644         118
1507 Lancer Drive (F)..............          120        1,149        1,269          94
1510 Lancer Drive (F)..............          735        2,966        3,701         185

                             MACK-CALI REALTY, L.P.
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 2000
                             (dollars in thousands)

                                                                    SCHEDULE III

                                                                                  Initial Costs           Costs
                                                                              --------------------     Capitalized
                                              Year             Related                Building and     Subsequent
Property Location (2)                     Built  Acquired   Encumbrances       Land   Improvements   to Acquisition
---------------------                     -----  --------   ------------       ----   ------------   --------------
840 North Lenola Road (F)..........        1995   1998                --        329        2,366             50
844 North Lenola Road (F)..........        1995   1998                --        239        1,714             38
915 North Lenola Road (F)..........        1998   2000                --        508        2,034              2
1256 North Church (F)..............        1984   1998                --        354        3,098            250
224 Strawbridge Drive (O)..........        1984   1997                --        766        4,335          3,134
228 Strawbridge Drive (O)..........        1984   1997                --        766        4,334          2,907
30 Twosome Drive (F)...............        1997   1998                --        234        1,954             48
40 Twosome Drive (F)...............        1996   1998                --        297        2,393            102
50 Twosome Drive (F)...............        1997   1998                --        301        2,330             44
West Deptford
1451 Metropolitan Drive (F)........        1996   1998                --        203        1,189             23

ESSEX COUNTY, NEW JERSEY
Millburn
150 J.F. Kennedy Parkway (O).......        1980   1997            25,911     12,606       50,425          1,478
Roseland
101 Eisenhower Parkway (O).........        1980   1994                --        228           --         14,695
103 Eisenhower Parkway (O).........        1985   1994                --         --           --         13,254

HUDSON COUNTY, NEW JERSEY..........
Jersey City
Harborside Financial Center Plaza 1 (O)    1983   1996            54,370      3,923       51,013             --
Harborside Financial Center Plaza 2 (O)    1990   1996            47,815     17,655      101,546          2,769
Harborside Financial Center Plaza 3 (O)    1990   1996            47,815     17,655      101,878          2,046
Harborside Financial Center Plaza 4A (O)   2000   2000                --      1,244       56,144             --

MERCER COUNTY, NEW JERSEY
Hamilton Township
100 Horizon Drive (F)..............        1989   1995                --        205        1,676             54
200 Horizon Drive (F)..............        1991   1995                --        205        3,027            145
300 Horizon Drive (F)..............        1989   1995                --        379        4,355            272
500 Horizon Drive (F)..............        1990   1995                --        379        3,395            135
Zero Horizon Drive (L).............         n/a   1999                --        498           --          1,787
Princeton
103 Carnegie Center (O)............        1984   1996                --      2,566        7,868            687
100 Overlook Center (O)............        1988   1997                --      2,378       21,754            388
5 Vaughn Drive (O).................        1987   1995                --        657        9,800            449

MIDDLESEX COUNTY, NEW JERSEY
East Brunswick
377 Summerhill Road (O)............        1977   1997                --        649        2,594            252
Plainsboro
500 College Road East (O)..........        1984   1998                --        614       20,626            293
South Brunswick
3 Independence Way (O).............        1983   1997                --      1,997       11,391            222
Woodbridge
581 Main Street (O)................        1991   1997            17,500      3,237       12,949         19,613

MONMOUTH COUNTY, NEW JERSEY
Neptune
3600 Route 66 (O)..................        1989   1995                --      1,098       18,146             41
Wall Township
1305 Campus Parkway (O)............        1988   1995                --        335        2,560             80
1325 Campus Parkway (F)............        1988   1995                --        270        2,928            381
1340 Campus Parkway (F)............        1992   1995                --        489        4,621            379
1345 Campus Parkway (F)............        1995   1997                --      1,023        5,703             56
1350 Campus Parkway (O)............        1990   1995                --        454        7,134            641
1433 Highway 34 (F)................        1985   1995                --        889        4,321            697

                                                Gross Amount at Which
                                                 Carried at Close of
                                                     Period (1)
                                           -------------------------------
                                                    Building and             Accumulated
Property Location (2)                       Land     Improvements    Total  Depreciation
---------------------                       ----     ------------    -----  ------------
840 North Lenola Road (F)..........          333        2,412        2,745         215
844 North Lenola Road (F)..........          241        1,750        1,991         156
915 North Lenola Road (F)..........          508        2,036        2,544          25
1256 North Church (F)..............          357        3,345        3,702         324
224 Strawbridge Drive (O)..........          767        7,468        8,235         819
228 Strawbridge Drive (O)..........          767        7,240        8,007         986
30 Twosome Drive (F)...............          236        2,000        2,236         189
40 Twosome Drive (F)...............          301        2,491        2,792         211
50 Twosome Drive (F)...............          304        2,371        2,675         218
West Deptford
1451 Metropolitan Drive (F)........          206        1,209        1,415         112

ESSEX COUNTY, NEW JERSEY
Millburn
150 J.F. Kennedy Parkway (O).......       12,606       51,903       64,509       3,851
Roseland
101 Eisenhower Parkway (O).........          228       14,695       14,923       8,430
103 Eisenhower Parkway (O).........        2,300       10,954       13,254       4,408

HUDSON COUNTY, NEW JERSEY..........
Jersey City
Harborside Financial Center Plaza 1 (O)    3,923       51,013       54,936       5,314
Harborside Financial Center Plaza 2 (O)   15,238      106,732      121,970      10,911
Harborside Financial Center Plaza 3 (O)   15,189      106,390      121,579      10,867
Harborside Financial Center Plaza 4A (O)   1,244       56,144       57,388         354

MERCER COUNTY, NEW JERSEY
Hamilton Township
100 Horizon Drive (F)..............          205        1,730        1,935         217
200 Horizon Drive (F)..............          205        3,172        3,377         391
300 Horizon Drive (F)..............          379        4,627        5,006         576
500 Horizon Drive (F)..............          379        3,530        3,909         516
Zero Horizon Drive (L).............          498        1,787        2,285          --
Princeton
103 Carnegie Center (O)............        2,566        8,555       11,121       1,212
100 Overlook Center (O)............        2,378       22,142       24,520       1,740
5 Vaughn Drive (O).................          657       10,249       10,906       1,511

MIDDLESEX COUNTY, NEW JERSEY
East Brunswick
377 Summerhill Road (O)............          649        2,846        3,495         213
Plainsboro
500 College Road East (O)..........          614       20,919       21,533       1,456
South Brunswick
3 Independence Way (O).............        1,997       11,613       13,610         995
Woodbridge
581 Main Street (O)................        8,115       27,684       35,799       1,757

MONMOUTH COUNTY, NEW JERSEY
Neptune
3600 Route 66 (O)..................        1,098       18,187       19,285       2,356
Wall Township
1305 Campus Parkway (O)............          335        2,640        2,975         386
1325 Campus Parkway (F)............          270        3,309        3,579         404
1340 Campus Parkway (F)............          489        5,000        5,489         751
1345 Campus Parkway (F)............        1,024        5,758        6,782         565
1350 Campus Parkway (O)............          454        7,775        8,229       1,124
1433 Highway 34 (F)................          889        5,018        5,907         783

                             MACK-CALI REALTY, L.P.
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 2000
                             (dollars in thousands)

                                                                    SCHEDULE III

                                                                                  Initial Costs           Costs
                                                                              --------------------     Capitalized
                                              Year             Related                Building and     Subsequent
Property Location (2)                     Built  Acquired   Encumbrances       Land   Improvements   to Acquisition
---------------------                     -----  --------   ------------       ----   ------------   --------------
1320 Wyckoff Avenue (F)............        1986   1995           --             255        1,285              1
1324 Wyckoff Avenue (F)............        1987   1995           --             230        1,439            196

MORRIS COUNTY, NEW JERSEY
Florham Park
325 Columbia Parkway (O)...........        1987   1994           --           1,564           --         15,995
Morris Plains
250 Johnson Road (O)...............        1977   1997        2,169           2,004        8,016            313
201 Littleton Road (O).............        1979   1997           --           2,407        9,627            170
Morris Township
340 Mt. Kemble Avenue (O)..........        1985   1997       32,178          13,624       54,496             40
Parsippany
7 Campus Drive (O).................        1982   1998           --           1,932       27,788            107
8 Campus Drive (O).................        1987   1998           --           1,865       35,456            845
2 Dryden Way (O)...................        1990   1998           --             778          420             13
4 Gatehall Drive (O)...............        1988   2000           --           8,452       33,929             63
2 Hilton Court (O).................        1991   1998           --           1,971       32,007            138
600 Parsippany Road (O)............        1978   1994           --           1,257        5,594          1,053
1 Sylvan Way (O)...................        1989   1998           --           1,689       24,699          2,224
5 Sylvan Way (O)...................        1989   1998           --           1,160       25,214            647
7 Sylvan Way (O)...................        1987   1998           --           2,084       26,083             35

PASSAIC COUNTY, NEW JERSEY
Clifton
777 Passaic Avenue (O).............        1983   1994           --              --           --          7,291
Totowa
1 Center Court (F).................        1999   1999           --             270        1,824             90
2 Center Court (F).................        1998   1998           --             191           --          2,563
11 Commerce Way (F)................        1989   1995           --             586        2,986            230
20 Commerce Way (F)................        1992   1995           --             516        3,108             52
29 Commerce Way (F)................        1990   1995           --             586        3,092            230
40 Commerce Way (F)................        1987   1995           --             516        3,260            375
45 Commerce Way (F)................        1992   1995           --             536        3,379            142
60 Commerce Way (F)................        1988   1995           --             526        3,257            281
80 Commerce Way (F)................        1996   1996           --             227           --          1,638
100 Commerce Way (F)...............        1996   1996           --             226           --          1,638
120 Commerce Way (F)...............        1994   1995           --             228           --          1,201
140 Commerce Way (F)...............        1994   1995           --             229           --          1,199
999 Riverview Drive (O)............        1988   1995           --             476        6,024            590
Wayne
201 Willowbrook Boulevard (O)......        1970   1997        9,460           3,103       12,410          2,954

SOMERSET COUNTY, NEW JERSEY
Basking Ridge
106 Allen Road (O).................        2000   2000           --           3,853       14,465             --
222 Mt. Airy Road (O)..............        1986   1996           --             775        3,636             31
233 Mt. Airy Road (O)..............        1987   1996           --           1,034        5,033             16
Bridgewater
721 Route 202/206 (O)..............        1989   1997       23,000           6,730       26,919            488

                                                Gross Amount at Which
                                                 Carried at Close of
                                                     Period (1)
                                           -------------------------------
                                                    Building and             Accumulated
Property Location (2)                       Land     Improvements    Total  Depreciation
---------------------                       ----     ------------    -----  ------------
1320 Wyckoff Avenue (F)............          255        1,286        1,541         166
1324 Wyckoff Avenue (F)............          230        1,635        1,865         267

MORRIS COUNTY, NEW JERSEY
Florham Park
325 Columbia Parkway (O)...........        1,564       15,995       17,559       6,692
Morris Plains
250 Johnson Road (O)...............        2,004        8,329       10,333         621
201 Littleton Road (O).............        2,407        9,797       12,204         739
Morris Township
340 Mt. Kemble Avenue (O)..........       13,624       54,536       68,160       4,150
Parsippany
7 Campus Drive (O).................        1,932       27,895       29,827       2,011
8 Campus Drive (O).................        1,865       36,301       38,166       2,724
2 Dryden Way (O)...................          778          433        1,211          40
4 Gatehall Drive (O)...............        8,452       33,992       42,444         495
2 Hilton Court (O).................        1,971       32,145       34,116       2,356
600 Parsippany Road (O)............        1,257        6,647        7,904       1,095
1 Sylvan Way (O)...................        1,689       26,923       28,612       2,299
5 Sylvan Way (O)...................        1,160       25,861       27,021       1,836
7 Sylvan Way (O)...................        2,084       26,118       28,202       1,922

PASSAIC COUNTY, NEW JERSEY
Clifton
777 Passaic Avenue (O).............        1,100        6,191        7,291       2,836
Totowa
1 Center Court (F).................          270        1,914        2,184         104
2 Center Court (F).................          191        2,563        2,754         304
11 Commerce Way (F)................          586        3,216        3,802         434
20 Commerce Way (F)................          516        3,160        3,676         404
29 Commerce Way (F)................          586        3,322        3,908         544
40 Commerce Way (F)................          516        3,635        4,151         669
45 Commerce Way (F)................          536        3,521        4,057         542
60 Commerce Way (F)................          526        3,538        4,064         597
80 Commerce Way (F)................          227        1,638        1,865         437
100 Commerce Way (F)...............          226        1,638        1,864         437
120 Commerce Way (F)...............          228        1,200        1,428         161
140 Commerce Way (F)...............          229        1,200        1,429         160
999 Riverview Drive (O)............          476        6,614        7,090         894
Wayne
201 Willowbrook Boulevard (O)......        3,103       15,364       18,467         969

SOMERSET COUNTY, NEW JERSEY
Basking Ridge
106 Allen Road (O).................        3,853       14,465       18,318         136
222 Mt. Airy Road (O)..............          775        3,667        4,442         403
233 Mt. Airy Road (O)..............        1,034        5,049        6,083         557
Bridgewater
721 Route 202/206 (O)..............        6,730       27,407       34,137       2,056

                             MACK-CALI REALTY, L.P.
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 2000
                             (dollars in thousands)

                                                                    SCHEDULE III

                                                                                  Initial Costs           Costs
                                                                              --------------------     Capitalized
                                              Year             Related                Building and     Subsequent
Property Location (2)                     Built  Acquired   Encumbrances       Land   Improvements   to Acquisition
---------------------                     -----  --------   ------------       ----   ------------   --------------
UNION COUNTY, NEW JERSEY
Clark
100 Walnut Avenue (O)..............        1985   1994           --              --           --         17,795
Cranford
6 Commerce Drive (O)...............        1973   1994           --             250           --          2,884
11 Commerce Drive (O)..............        1981   1994           --             470           --          6,618
12 Commerce Drive (O)..............        1967   1997           --             887        3,549            422
20 Commerce Drive (O)..............        1990   1994           --           2,346           --         22,648
65 Jackson Drive (O)...............        1984   1994           --             541           --          7,124
New Providence
890 Mountain Road (O)..............        1977   1997           --           2,796       11,185          4,257

DUTCHESS COUNTY, NEW YORK
Fishkill
300 South Lake Drive (O)...........        1987   1997           --           2,258        9,031            143

NASSAU COUNTY, NEW YORK
North Hempstead
600 Community Drive (O)............        1983   1997           --          11,018       44,070            246
111 East Shore Road (O)............        1980   1997           --           2,093        8,370            363

ROCKLAND COUNTY, NEW YORK
Suffern
400 Rella Boulevard (O)............        1988   1995           --           1,090       13,412          1,391

WESTCHESTER COUNTY, NEW YORK
Elmsford
11 Clearbrook Road (F).............        1974   1997           --             149        2,159             23
75 Clearbrook Road (F).............        1990   1997           --           2,314        4,716             --
100 Clearbrook Road (O)............        1975   1997           --             220        5,366            145
150 Clearbrook Road (F)............        1975   1997           --             497        7,030             88
175 Clearbrook Road (F)............        1973   1997           --             655        7,473            297
200 Clearbrook Road (F)............        1974   1997           --             579        6,620            520
250 Clearbrook Road (F)............        1973   1997           --             867        8,647            525
50 Executive Boulevard (F).........        1969   1997           --             237        2,617             56
77 Executive Boulevard (F).........        1977   1997           --              34        1,104             33
85 Executive Boulevard (F).........        1968   1997           --             155        2,507             36
101 Executive Boulevard (O)........        1971   1997           --             267        5,838            278
300 Executive Boulevard (F)........        1970   1997           --             460        3,609             --
350 Executive Boulevard (F)........        1970   1997           --             100        1,793              1
399 Executive Boulevard (F)........        1962   1997           --             531        7,191            111
400 Executive Boulevard (F)........        1970   1997           --           2,202        1,846            289
500 Executive Boulevard (F)........        1970   1997           --             258        4,183            550
525 Executive Boulevard (F)........        1972   1997           --             345        5,499            126
700 Executive Boulevard (L)........         n/a   1997           --             970           --             --
555 Taxter Road (O)................        1986   2000           --           4,285       17,205            280
565 Taxter Road (O)................        1988   2000           --           4,285       17,205            319
570 Taxter Road (O)................        1972   1997           --             438        6,078            468
1 Warehouse Lane (I)...............        1957   1997           --               3          268            202
2 Warehouse Lane (I)...............        1957   1997           --               4          672             47
3 Warehouse Lane (I)...............        1957   1997           --              21        1,948            388
4 Warehouse Lane (I)..............         1957   1997           --              84       13,393            216
5 Warehouse Lane (I)...............        1957   1997           --              19        4,804            213
6 Warehouse Lane (I)...............        1982   1997           --              10        4,419             38
1 Westchester Plaza (F)............        1967   1997           --             199        2,023             52
2 Westchester Plaza (F)............        1968   1997           --             234        2,726             77
3 Westchester Plaza (F)............        1969   1997           --             655        7,936             71
4 Westchester Plaza (F)............        1969   1997           --             320        3,729             83

                                                Gross Amount at Which
                                                 Carried at Close of
                                                     Period (1)
                                           -------------------------------
                                                    Building and             Accumulated
Property Location (2)                       Land     Improvements    Total  Depreciation
---------------------                       ----     ------------    -----  ------------
UNION COUNTY, NEW JERSEY
Clark
100 Walnut Avenue (O)..............        1,822       15,973       17,795       7,681
Cranford
6 Commerce Drive (O)...............          250        2,884        3,134       1,709
11 Commerce Drive (O)..............          470        6,618        7,088       3,417
12 Commerce Drive (O)..............          887        3,971        4,858         275
20 Commerce Drive (O)..............        2,346       22,648       24,994       7,237
65 Jackson Drive (O)...............          541        7,124        7,665       3,780
New Providence
890 Mountain Road (O)..............        3,765       14,473       18,238       1,084

DUTCHESS COUNTY, NEW YORK
Fishkill
300 South Lake Drive (O)...........        2,258        9,174       11,432         717

NASSAU COUNTY, NEW YORK
North Hempstead
600 Community Drive (O)............       11,018       44,316       55,334       3,398
111 East Shore Road (O)............        2,093        8,733       10,826         654

ROCKLAND COUNTY, NEW YORK
Suffern
400 Rella Boulevard (O)............        1,090       14,803       15,893       2,267

WESTCHESTER COUNTY, NEW YORK
Elmsford
11 Clearbrook Road (F).............          149        2,182        2,331         215
75 Clearbrook Road (F).............        2,314        4,716        7,030         462
100 Clearbrook Road (O)............          220        5,511        5,731         647
150 Clearbrook Road (F)............          497        7,118        7,615         720
175 Clearbrook Road (F)............          655        7,770        8,425         805
200 Clearbrook Road (F)............          579        7,140        7,719         724
250 Clearbrook Road (F)............          867        9,172       10,039         896
50 Executive Boulevard (F).........          237        2,673        2,910         256
77 Executive Boulevard (F).........           34        1,137        1,171         111
85 Executive Boulevard (F).........          155        2,543        2,698         252
101 Executive Boulevard (O)........          267        6,116        6,383         609
300 Executive Boulevard (F)........          460        3,609        4,069         353
350 Executive Boulevard (F)........          100        1,794        1,894         176
399 Executive Boulevard (F)........          531        7,302        7,833         746
400 Executive Boulevard (F)........        2,202        2,135        4,337         266
500 Executive Boulevard (F)........          258        4,733        4,991         444
525 Executive Boulevard (F)........          345        5,625        5,970         556
700 Executive Boulevard (L)........          970           --          970          --
555 Taxter Road (O)................        4,285       17,485       21,770         250
565 Taxter Road (O)................        4,285       17,524       21,809         252
570 Taxter Road (O)................          438        6,546        6,984         654
1 Warehouse Lane (I)...............            2          471          473          36
2 Warehouse Lane (I)...............            4          719          723          74
3 Warehouse Lane (I)...............           21        2,336        2,357         219
4 Warehouse Lane (I)..............            85       13,608       13,693       1,356
5 Warehouse Lane (I)...............           19        5,017        5,036         514
6 Warehouse Lane (I)...............           10        4,457        4,467         434
1 Westchester Plaza (F)............          199        2,075        2,274         211
2 Westchester Plaza (F)............          234        2,803        3,037         269
3 Westchester Plaza (F)............          655        8,007        8,662         785
4 Westchester Plaza (F)............          320        3,812        4,132         401

                             MACK-CALI REALTY, L.P.
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 2000
                             (dollars in thousands)

                                                                    SCHEDULE III

                                                                                  Initial Costs           Costs
                                                                              --------------------     Capitalized
                                              Year             Related                Building and     Subsequent
Property Location (2)                     Built  Acquired   Encumbrances       Land   Improvements   to Acquisition
---------------------                     -----  --------   ------------       ----   ------------   --------------
5 Westchester Plaza (F)............        1969   1997           --             118        1,949             --
6 Westchester Plaza (F)............        1968   1997           --             164        1,998            133
7 Westchester Plaza (F)............        1972   1997           --             286        4,321             24
8 Westchester Plaza (F)............        1971   1997           --             447        5,262            610
Hawthorne
30 Saw Mill River Road (O).........        1982   1997           --           2,355       34,254          4,326
200 Saw Mill River Road (F)........        1965   1997           --             353        3,353            156
1 Skyline Drive (O)................        1980   1997           --              66        1,711            100
2 Skyline Drive (O)................        1987   1997           --             109        3,128            283
4 Skyline Drive (F)................        1987   1997           --             363        7,513            450
7 Skyline Drive (O)................        1987   1998           --             330       13,013            101
8 Skyline Drive (F)................        1985   1997           --             212        4,410            814
10 Skyline Drive (F)...............        1985   1997           --             134        2,799             96
11 Skyline Drive (F)...............        1989   1997           --              --        4,788            340
12 Skyline Drive (F)...............        1999   1999           --           1,562        3,254          1,741
15 Skyline Drive (F)...............        1989   1997           --              --        7,449            637
17 Skyline Drive (O)...............        1989   1997           --              --        7,269            128
Tarrytown
200 White Plains Road (O)..........        1982   1997           --             378        8,367            690
220 White Plains Road (O)..........        1984   1997           --             367        8,112            498
230 White Plains Road (R)..........        1984   1997           --             124        1,845             --
White Plains
1 Barker Avenue (O)................        1975   1997           --             208        9,629            500
3 Barker Avenue (O)................        1983   1997           --             122        7,864            566
50 Main Street (O).................        1985   1997           --             564       48,105          3,154
11 Martine Avenue (O)..............        1987   1997           --             127       26,833          3,368
25 Martine Avenue (M)..............        1987   1997           --             120       11,366            317
1 Water Street (O).................        1979   1997           --             211        5,382            270
Yonkers
100 Corporate Boulevard (F)........        1987   1997           --             602        9,910            443
200 Corporate Boulevard South (F)..        1990   1997           --             502        7,575            191
1 Enterprise Boulevard (L).........         n/a   1997           --           1,379           --             --
1 Executive Boulevard (O)..........        1982   1997           --           1,104       11,904            679
2 Executive Plaza (R)..............        1986   1997           --              89        2,439             --
3 Executive Plaza (O)..............        1987   1997           --             385        6,256            320
4 Executive Plaza (F)..............        1986   1997           --             584        6,134            334
6 Executive Plaza (F)..............        1987   1997           --             546        7,246             45
1 Odell Plaza (F)..................        1980   1997           --           1,206        6,815            370
5 Odell Plaza (F)..................        1983   1997           --             331        2,988             34
7 Odell Plaza (F)..................        1984   1997           --             419        4,418            106

CHESTER COUNTY, PENNSYLVANIA
Berwyn
1000 Westlakes Drive (O)...........        1989   1997           --             619        9,016            113
1055 Westlakes Drive (O)...........        1990   1997           --           1,951       19,046            211
1205 Westlakes Drive (O)...........        1988   1997           --           1,323       20,098            465
1235 Westlakes Drive (O)...........        1986   1997           --           1,417       21,215            589

DELAWARE COUNTY, PENNSYLVANIA
Lester
100 Stevens Drive (O)..............        1986   1996           --           1,349       10,018          2,544
200 Stevens Drive (O)..............        1987   1996           --           1,644       20,186          4,260
300 Stevens Drive (O)..............        1992   1996           --             491        9,490            748
Media
1400 Providence Rd - Center I (O)..        1986   1996           --           1,042        9,054            832
1400 Providence Rd. -  Center II(O)        1990   1996           --           1,543       16,464          1,029

                                               Gross Amount at Which
                                                Carried at Close of
                                                    Period (1)
                                          -------------------------------
                                                   Building and             Accumulated
Property Location (2)                      Land     Improvements    Total  Depreciation
---------------------                      ----     ------------    -----  ------------
5 Westchester Plaza (F)............         118        1,949        2,067         191
6 Westchester Plaza (F)............         164        2,131        2,295         225
7 Westchester Plaza (F)............         286        4,345        4,631         434
8 Westchester Plaza (F)............         447        5,872        6,319         729
Hawthorne
30 Saw Mill River Road (O).........       2,355       38,580       40,935       5,214
200 Saw Mill River Road (F)........         353        3,509        3,862         362
1 Skyline Drive (O)................          66        1,811        1,877         172
2 Skyline Drive (O)................         109        3,411        3,520         367
4 Skyline Drive (F)................         363        7,963        8,326       1,015
7 Skyline Drive (O)................         330       13,114       13,444         761
8 Skyline Drive (F)................         212        5,224        5,436         600
10 Skyline Drive (F)...............         134        2,895        3,029         308
11 Skyline Drive (F)...............          --        5,128        5,128         526
12 Skyline Drive (F)...............       1,562        4,995        6,557         238
15 Skyline Drive (F)...............          --        8,086        8,086         951
17 Skyline Drive (O)...............          --        7,397        7,397         720
Tarrytown
200 White Plains Road (O)..........         378        9,057        9,435       1,108
220 White Plains Road (O)..........         367        8,610        8,977         878
230 White Plains Road (R)..........         124        1,845        1,969         181
White Plains
1 Barker Avenue (O)................         207       10,130       10,337       1,012
3 Barker Avenue (O)................         122        8,430        8,552         871
50 Main Street (O).................         564       51,259       51,823       5,437
11 Martine Avenue (O)..............         127       30,201       30,328       3,045
25 Martine Avenue (M)..............         120       11,683       11,803       1,136
1 Water Street (O).................         211        5,652        5,863         565
Yonkers
100 Corporate Boulevard (F)........         602       10,353       10,955       1,027
200 Corporate Boulevard South (F)..         502        7,766        8,268         701
1 Enterprise Boulevard (L).........       1,379           --        1,379          --
1 Executive Boulevard (O)..........       1,105       12,582       13,687       1,382
2 Executive Plaza (R)..............          89        2,439        2,528         239
3 Executive Plaza (O)..............         385        6,576        6,961         649
4 Executive Plaza (F)..............         584        6,468        7,052         706
6 Executive Plaza (F)..............         546        7,291        7,837         719
1 Odell Plaza (F)..................       1,206        7,185        8,391         713
5 Odell Plaza (F)..................         331        3,022        3,353         294
7 Odell Plaza (F)..................         419        4,524        4,943         488

CHESTER COUNTY, PENNSYLVANIA
Berwyn
1000 Westlakes Drive (O)...........         619        9,129        9,748         887
1055 Westlakes Drive (O)...........       1,951       19,257       21,208       1,867
1205 Westlakes Drive (O)...........       1,323       20,563       21,886       2,068
1235 Westlakes Drive (O)...........       1,418       21,803       23,221       2,138

DELAWARE COUNTY, PENNSYLVANIA
Lester
100 Stevens Drive (O)..............       1,349       12,562       13,911       1,116
200 Stevens Drive (O)..............       1,644       24,446       26,090       2,168
300 Stevens Drive (O)..............         491       10,238       10,729         970
Media
1400 Providence Rd - Center I (O)..       1,042        9,886       10,928       1,202
1400 Providence Rd. -  Center II(O)       1,544       17,492       19,036       2,272

                             MACK-CALI REALTY, L.P.
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 2000
                             (dollars in thousands)

                                                                    SCHEDULE III

                                                                                  Initial Costs           Costs
                                                                              --------------------     Capitalized
                                              Year             Related                Building and     Subsequent
Property Location (2)                     Built  Acquired   Encumbrances       Land   Improvements   to Acquisition
---------------------                     -----  --------   ------------       ----   ------------   --------------
MONTGOMERY COUNTY, PENNSYLVANIA
Lower Providence
1000 Madison Avenue (O)............        1990   1997           --           1,713       12,559            172
Plymouth Meeting
1150 Plymouth Meeting Mall (O).....        1970   1997           --             125          499         20,757
Five Sentry Parkway East (O).......        1984   1996           --             642        7,992            475
Five Sentry Parkway West (O).......        1984   1996           --             268        3,334             53

FAIRFIELD COUNTY, CONNECTICUT
Greenwich
500 West Putnam Avenue (O).........        1973   1998       10,069           3,300       16,734            936
Norwalk
40 Richards Avenue (O).............        1985   1998           --           1,087       18,399          1,538
Shelton
1000 Bridgeport Avenue (O).........        1986   1997           --             773       14,934            337
Stamford
419 West Avenue (F)................        1986   1997           --           4,538        9,246             49
500 West Avenue (F)................        1988   1997           --             415        1,679            180
550 West Avenue (F)................        1990   1997           --           1,975        3,856            322
600 West Avenue (F)................        1999   1999           --           2,305        2,863            795
650 West Avenue (F)................        1998   1998           --           1,328           --          3,891

WASHINGTON, D.C.
1201 Connecticut Avenue, NW (O)....        1940   1999           --          14,228       18,571            773
1400 L Street, NW (O)..............        1987   1998           --          13,054       27,423            724
1709 New York Avenue, NW (O).......        1972   1998           --          19,898       29,686          2,829

PRINCE GEORGE'S COUNTY, MARYLAND
Lanham
4200 Parliament Place (O)..........        1989   1998           --           2,114       13,546            467

BEXAR COUNTY, TEXAS
San Antonio
200 Concord Plaza Drive (O)........        1986   1997           --           2,387       31,825            844
84 N.E. Loop 410 (O)...............        1971   1997           --           2,295       10,382            505
1777 N.E. Loop 410 (O).............        1986   1997           --           3,119       12,477          1,101
111 Soledad (O)....................        1918   1997           --           2,004        8,017            593

COLLIN COUNTY, TEXAS
Plano
555 Republic Place (O).............        1986   1997           --             942        3,767            197

DALLAS COUNTY, TEXAS
Dallas
3030 LBJ Freeway (O)...............        1984   1997           --           6,098       24,366          1,353
3100 Monticello (O)................        1984   1997           --           1,940        7,762          4,816
8214 Westchester (O)...............        1983   1997           --           1,705        6,819            350
Irving
2300 Valley View (O)...............        1985   1997           --           1,913        7,651            745
Richardson
1122 Alma Road (O).................        1977   1997           --             754        3,015            169

HARRIS COUNTY, TEXAS
Houston
10497 Town & Country Way (O).......        1981   1997           --           1,619        6,476            918

                                                Gross Amount at Which
                                                 Carried at Close of
                                                     Period (1)
                                           -------------------------------
                                                    Building and             Accumulated
Property Location (2)                       Land     Improvements    Total  Depreciation
---------------------                       ----     ------------    -----  ------------
MONTGOMERY COUNTY, PENNSYLVANIA
Lower Providence
1000 Madison Avenue (O)............        1,714       12,730       14,444       1,065
Plymouth Meeting
1150 Plymouth Meeting Mall (O).....          125       21,256       21,381       1,471
Five Sentry Parkway East (O).......          642        8,467        9,109         873
Five Sentry Parkway West (O).......          268        3,387        3,655         354

FAIRFIELD COUNTY, CONNECTICUT
Greenwich
500 West Putnam Avenue (O).........        3,300       17,670       20,970       1,403
Norwalk
40 Richards Avenue (O).............        1,087       19,937       21,024       1,204
Shelton
1000 Bridgeport Avenue (O).........          744       15,300       16,044       1,379
Stamford
419 West Avenue (F)................        4,538        9,295       13,833         921
500 West Avenue (F)................          415        1,859        2,274         196
550 West Avenue (F)................        1,975        4,178        6,153         542
600 West Avenue (F)................        2,305        3,658        5,963          92
650 West Avenue (F)................        1,328        3,891        5,219         393

WASHINGTON, D.C.
1201 Connecticut Avenue, NW (O)....       14,228       19,344       33,572         658
1400 L Street, NW (O)..............       13,054       28,147       41,201       1,878
1709 New York Avenue, NW (O).......       19,898       32,515       52,413       2,067

PRINCE GEORGE'S COUNTY, MARYLAND
Lanham
4200 Parliament Place (O)..........        1,393       14,734       16,127         913

BEXAR COUNTY, TEXAS
San Antonio
200 Concord Plaza Drive (O)........        2,393       32,663       35,056       2,284
84 N.E. Loop 410 (O)...............        2,295       10,887       13,182         750
1777 N.E. Loop 410 (O).............        3,119       13,578       16,697       1,030
111 Soledad (O)....................        2,004        8,610       10,614         633

COLLIN COUNTY, TEXAS
Plano
555 Republic Place (O).............          942        3,964        4,906         339

DALLAS COUNTY, TEXAS
Dallas
3030 LBJ Freeway (O)...............        6,098       25,719       31,817       2,228
3100 Monticello (O)................        2,511       12,007       14,518         899
8214 Westchester (O)...............        1,705        7,169        8,874         558
Irving
2300 Valley View (O)...............        1,913        8,396       10,309         694
Richardson
1122 Alma Road (O).................          754        3,184        3,938         242

HARRIS COUNTY, TEXAS
Houston
10497 Town & Country Way (O).......        1,619        7,394        9,013         549

                             MACK-CALI REALTY, L.P.
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 2000
                             (dollars in thousands)

                                                                    SCHEDULE III

                                                                                  Initial Costs           Costs
                                                                              --------------------     Capitalized
                                              Year             Related                Building and     Subsequent
Property Location (2)                     Built  Acquired   Encumbrances       Land   Improvements   to Acquisition
---------------------                     -----  --------   ------------       ----   ------------   --------------
14511 Falling Creek (O)............        1982   1997           --             434        1,738            341
5225 Katy Freeway (O)..............        1983   1997           --           1,403        5,610            831
5300 Memorial (O)..................        1982   1997           --           1,283        7,269            279
1717 St. James Place (O)...........        1975   1997           --             909        3,636            346
1770 St. James Place (O)...........        1973   1997           --             730        2,920            412

TARRANT COUNTY, TEXAS
Euless
150 West Park Way (O)..............        1984   1997           --             852        3,410            139

MARICOPA COUNTY, ARIZONA
Glendale
5551 West Talavi Boulevard (O).....        1991   1997        6,717           2,732       10,927          5,744
Phoenix
19640 North 31st Street (O)........        1990   1997        7,112           3,437       13,747              4
Scottsdale
9060 E. Via Linda Boulevard (O)....        1984   1997           --           3,720       14,879             --

ARAPAHOE COUNTY, COLORADO
Aurora
750 South Richfield Street (O).....        1997   1998           --           2,680       23,125             27
Denver
400 South Colorado Boulevard (O)...        1983   1998           --           1,461       10,620            480
Englewood
9359 East Nichols Avenue (O).......        1997   1998           --           1,155        8,171           (444)
5350 South Roslyn Street (O).......        1982   1998           --             862        6,831            193

BOULDER COUNTY, COLORADO
Broomfield
105 South Technology Court (O).....        1997   1998           --             653        4,936             14
303 South Technology Court-A (O)...        1997   1998           --             623        3,892              5
303 South Technology Court-B (O)...        1997   1998           --             623        3,892              4
Louisville
1172 Century Drive (O).............        1996   1998           --             707        4,647            101
248 Centennial Parkway (O).........        1996   1998           --             708        4,647            102
285 Century Place (O)..............        1997   1998           --             889       10,133             23

DENVER COUNTY, COLORADO
Denver
3600 South Yosemite (O)............        1974   1998           --             556       12,980             28

DOUGLAS COUNTY, COLORADO
Englewood
67 Inverness Drive East (O)........        1996   1998           --           1,034        5,516             18
384 Inverness Drive South (O)......        1985   1998           --             703        5,653            162
400 Inverness Drive (O)............        1997   1998           --           1,584       19,878           (896)
5975 South Quebec Street (O).......        1996   1998           --             855       11,551            146
Parker
9777 Pyramid Court (O).............        1995   1998           --           1,304       13,189             26

                                               Gross Amount at Which
                                                Carried at Close of
                                                    Period (1)
                                          -------------------------------
                                                   Building and             Accumulated
Property Location (2)                      Land     Improvements    Total  Depreciation
---------------------                      ----     ------------    -----  ------------
14511 Falling Creek (O)............         434        2,079        2,513         153
5225 Katy Freeway (O)..............       1,403        6,441        7,844         524
5300 Memorial (O)..................       1,710        7,121        8,831         494
1717 St. James Place (O)...........         909        3,982        4,891         319
1770 St. James Place (O)...........         730        3,332        4,062         276

TARRANT COUNTY, TEXAS
Euless
150 West Park Way (O)..............         852        3,549        4,401         299

MARICOPA COUNTY, ARIZONA
Glendale
5551 West Talavi Boulevard (O).....       3,593       15,810       19,403       1,127
Phoenix
19640 North 31st Street (O)........       3,437       13,751       17,188       1,047
Scottsdale
9060 E. Via Linda Boulevard (O)....       3,720       14,879       18,599       1,132

ARAPAHOE COUNTY, COLORADO
Aurora
750 South Richfield Street (O).....       2,682       23,150       25,832       1,601
Denver
400 South Colorado Boulevard (O)...       1,461       11,100       12,561         764
Englewood
9359 East Nichols Avenue (O).......       1,155        7,727        8,882         551
5350 South Roslyn Street (O).......         862        7,024        7,886         532

BOULDER COUNTY, COLORADO
Broomfield
105 South Technology Court (O).....         653        4,950        5,603         349
303 South Technology Court-A (O)...         623        3,896        4,520         293
303 South Technology Court-B (O)...         623        3,897        4,519         293
Louisville
1172 Century Drive (O).............         707        4,748        5,455         356
248 Centennial Parkway (O).........         708        4,749        5,457         355
285 Century Place (O)..............         891       10,154       11,045         684

DENVER COUNTY, COLORADO
Denver
3600 South Yosemite (O)............         556       13,008       13,564         876

DOUGLAS COUNTY, COLORADO
Englewood
67 Inverness Drive East (O)........       1,035        5,533        6,568         415
384 Inverness Drive South (O)......         703        5,815        6,518         428
400 Inverness Drive (O)............       1,584       18,982       20,566       1,323
5975 South Quebec Street (O).......         857       11,695       12,552         856
Parker
9777 Pyramid Court (O).............       1,306       13,213       14,519         980

                             MACK-CALI REALTY, L.P.
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 2000
                             (dollars in thousands)

                                                                    SCHEDULE III

                                                                                  Initial Costs           Costs
                                                                              --------------------     Capitalized
                                              Year             Related                Building and     Subsequent
Property Location (2)                     Built  Acquired   Encumbrances       Land   Improvements   to Acquisition
---------------------                     -----  --------   ------------       ----   ------------   --------------
EL PASO COUNTY, COLORADO
Colorado Springs
8415 Explorer (O)..................        1998   1999           --             347        2,507          3,015
1975 Research Parkway (O)..........        1997   1998           --           1,397       13,221          2,887
2375 Telstar Drive (O).............        1998   1999           --             348        2,507          3,014

JEFFERSON COUNTY, COLORADO
Lakewood
141 Union Boulevard (O)............        1985   1998           --             774        6,891            558

SAN FRANCISCO COUNTY, CALIFORNIA
San Francisco
795 Folsom Street (O)..............        1977   1999           --           9,348       24,934          5,692
760 Market Street (O)..............        1908   1997           --           5,588       22,352         38,717

HILLSBOROUGH COUNTY, FLORIDA
Tampa
501 Kennedy Boulevard (O)..........        1982   1997           --           3,959       15,837          1,516

POLK COUNTY, IOWA
West Des Moines
2600 Westown Parkway (O)...........        1988   1997           --           1,708        6,833            236

Projects Under Development.........                              --          73,637           --         83,475

Furniture, Fixtures & Equipment....                              --              --           --          6,460

-------------------------------------------------------------------------------------------------------------------
TOTALS                                                     $478,187        $545,706   $2,692,501       $466,147
===================================================================================================================

                                                  Gross Amount at Which
                                                   Carried at Close of
                                                       Period (1)
                                             -------------------------------
                                                      Building and             Accumulated
Property Location (2)                         Land     Improvements    Total  Depreciation
---------------------                         ----     ------------    -----  ------------
EL PASO COUNTY, COLORADO
Colorado Springs
8415 Explorer (O)..................            348        5,521        5,869         194
1975 Research Parkway (O)..........          1,611       15,894       17,505       1,047
2375 Telstar Drive (O).............            348        5,521        5,869         194

JEFFERSON COUNTY, COLORADO
Lakewood
141 Union Boulevard (O)............            775        7,448        8,223         590

SAN FRANCISCO COUNTY, CALIFORNIA
San Francisco
795 Folsom Street (O)..............          9,348       30,626       39,974       1,528
760 Market Street (O)..............         13,499       53,158       66,657       3,654

HILLSBOROUGH COUNTY, FLORIDA
Tampa
501 Kennedy Boulevard (O)..........          3,959       17,353       21,312       1,312

POLK COUNTY, IOWA
West Des Moines
2600 Westown Parkway (O)...........          1,708        7,069        8,777         604

Projects Under Development.........         73,637       83,475      157,112          --

Furniture, Fixtures & Equipment....             --        6,460        6,460       2,673

------------------------------------------------------------------------------------------
TOTALS                                    $561,210   $3,143,144   $3,704,354    $309,951
==========================================================================================

(1) The aggregate cost for federal income tax purposes at December 31, 2000 was approximately $2.78 billion.

(2)   Legend of Property Codes:

      (O)=Office Property                 (M)=Multi-family Residential Property
      (F)=Office/Flex Property            (R)=Stand-alone Retail Property
      (I)=Industrial/Warehouse Property   (L)=Land Lease

                             MACK-CALI REALTY, L.P.
                              NOTE TO SCHEDULE III

Changes in rental properties and accumulated depreciation for the periods ended December 31, 2000, 1999 and 1998 are as follows:

                                         2000            1999            1998
                                         ----            ----            ----
Rental Properties
Balance at beginning of year         $ 3,654,845     $ 3,467,799     $ 2,629,616
      Additions                          268,900         204,565         838,183
      Retirements/Disposals             (219,391)        (17,519)             --
                                     -----------     -----------     -----------
Balance at end of year               $ 3,704,354     $ 3,654,845     $ 3,467,799
                                     ===========     ===========     ===========

Accumulated Depreciation
Balance at beginning of year         $   256,629     $   177,934     $   103,133
      Depreciation expense                82,574          81,730          74,801
      Retirements/Disposals              (29,252)         (3,035)             --
                                     -----------     -----------     -----------
Balance at end of year               $   309,951     $   256,629     $   177,934
                                     ===========     ===========     ===========

                             MACK-CALI REALTY, L.P.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Mack-Cali Realty, L.P.
                                            ------------------------------------
                                            (Registrant)
                                            By: Mack-Cali Realty Corporation,
                                                its General Partner


Date: March 6, 2001                     By: /s/ BARRY LEFKOWITZ
                                            ------------------------------------
                                            Barry Lefkowitz
                                            Executive Vice President &
                                            Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

              Name                   Title                            Date
              ----                   -----                            ----


       /S/ WILLIAM L. MACK    Chairman of the Board               March 6, 2001
----------------------------
         William L. Mack

      /S/ MITCHELL E. HERSH   Chief Executive Officer             March 6, 2001
----------------------------
        Mitchell E. Hersh         and Director

       /S/ BARRY LEFKOWITZ    Executive Vice President and        March 6, 2001
----------------------------
         Barry Lefkowitz          Chief Financial Officer

        /S/ JOHN J. CALI      Director                            March 6, 2001
----------------------------
          John J. Cali

      /S/ MARTIN S. BERGER    Director                            March 6, 2001
----------------------------
        Martin S. Berger

      /S/ BRENDAN T. BYRNE    Director                            March 6, 2001
----------------------------
        Brendan T. Byrne

        /S/ JOHN R. CALI      Director                            March 6, 2001
----------------------------
          John R. Cali

       /S/ NATHAN GANTCHER    Director                            March 6, 2001
----------------------------
         Nathan Gantcher

              Name                   Title                            Date
              ----                   -----                            ----


       /S/ MARTIN D. GRUSS    Director                            March 6, 2001
----------------------------
         Martin D. Gruss

        /S/ EARLE I. MACK     Director                            March 6, 2001
----------------------------
          Earle I. Mack

     /S/ ALAN G. PHILIBOSIAN  Director                            March 6, 2001
----------------------------
       Alan G. Philibosian

        /S/ IRVIN D. REID     Director                            March 6, 2001
----------------------------
          Irvin D. Reid

        /S/ VINCENT TESE      Director                            March 6, 2001
----------------------------
          Vincent Tese

      /S/ ROY J. ZUCKERBERG   Director                            March 6, 2001
----------------------------
        Roy J. Zuckerberg

                             MACK-CALI REALTY, L.P.

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

3.4 Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. (filed as Exhibit 3.1 to the Corporation's and Operating Partnership's Registration Statement on Form S-3, Registration No. 333-57103, and incorporated herein by reference).

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

4.6 Supplemental Indenture No. 3 dated as of December 21, 2000, by and among Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Operating Partnership's Form 8-K dated December 21, 2000 and incorporated herein by reference).

4.7 Supplemental Indenture No. 4 dated as of January 29, 2001, by and among Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Operating Partnership's Form 8-K dated January 29, 2001 and incorporated herein by reference).

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

10.4 Second Amended and Restated Employment Agreement dated as of July 1, 1999 between Roger W. Thomas and Mack-Cali Realty Corporation (filed as Exhibit 10.7 to the Operating Partnership's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

*10.5 Employment Agreement dated as of December 5, 2000 between Michael Grossman and Mack-Cali Realty Corporation.

10.6 Restricted Share Award Agreement dated as of July 1, 1999 between Mitchell E. Hersh and Mack-Cali Realty Corporation (filed as Exhibit
            10.8 to the Operating Partnership's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

10.7 Restricted Share Award Agreement dated as of July 1, 1999 between Timothy M. Jones and Mack-Cali Realty Corporation (filed as Exhibit
            10.9 to the Operating Partnership's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

10.8 Restricted Share Award Agreement dated as of July 1, 1999 between Barry Lefkowitz and Mack-Cali Realty Corporation (filed as Exhibit
            10.12 to the Operating Partnership's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

10.9 Restricted Share Award Agreement dated as of July 1, 1999 between Roger W. Thomas and Mack-Cali Realty Corporation (filed as Exhibit
            10.13 to the Operating Partnership's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

Exhibit
Number      Exhibit Title
------      -------------

*10.10 Amendment No. 3 to and Restatement of Revolving Credit Agreement dated as of June 22, 2000, by and among Mack-Cali Realty, L.P. and The Chase Manhattan Bank, Fleet National Bank and Other Lenders Which May Become Parties Thereto with The Chase Manhattan Bank, as administrative agent, Fleet National Bank, as syndication agent, Bank of America, N.A., as documentation agent, Chase Securities Inc. and FleetBoston Robertson Stephens Inc., as arrangers, Bank One, N.A., First Union National Bank and Commerzbank Aktiengesellschaft, as senior managing agents, PNC Bank National Association, as managing agent, and Societe Generale, Dresdner Bank AG, Wells Fargo Bank, National Association, Bank Austria Creditanstalt Corporate Finance, Inc., Bayerische Hypo-und Vereinsbank and Summit Bank, as co-agents.

10.11 Contribution and Exchange Agreement among The MK Contributors, The MK Entities, The Patriot Contributors, The Patriot Entities, Patriot American Management and Leasing Corp., Cali Realty, L.P. and Cali Realty Corporation, dated September 18, 1997 (filed as Exhibit 10.98 to the Corporation's Form 8-K dated September 19, 1997 and incorporated herein by reference).

10.12 First Amendment to Contribution and Exchange Agreement, dated as of December 11, 1997, by and among Cali Realty Corporation and the Mack Group (filed as Exhibit 10.99 to the Corporation's Form 8-K dated December 11, 1997 and incorporated herein by reference).

10.13 Termination and Release Agreement, dated September 21, 2000, by and among Mack-Cali Realty Corporation, Mack-Cali Realty, L.P., Prentiss Properties Trust and Prentiss Properties Acquisition Partners, L.P. (filed as Exhibit 10.1 to the Operating Partnership's Form 8-K dated September 21, 2000 and incorporated herein by reference).

10.14 2000 Employee Stock Option Plan (filed as Exhibit B to the Corporation's Proxy Statement for its Annual Meeting of Stockholders held on September 11, 2000 and incorporated herein by reference).

10.15 2000 Director Stock Option Plan (filed as Exhibit C to the Corporation's Proxy Statement for its Annual Meeting of Stockholders held on September 11, 2000 and incorporated herein by reference).

*12         Computation of Ratio Earnings to Fixed Charges.

*21         Subsidiaries of the Operating Partnership.

*23         Consent of PricewaterhouseCoopers LLP, independent accountants.

----------
*filed herewith