Form 10-K405/A
period 2000-12-31
MACK CALI REALTY L P
filed 2001-04-30
CIK 1067063

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

  |X| Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                   For the fiscal year ended December 31, 2000

     | | Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                      Commission File Number: 333-57103-01

                             MACK-CALI REALTY, L.P.
             (Exact Name of Registrant as specified in its charter)

             DELAWARE                                    22-3315804
    -------------------------------------------------------------------------
   (State or other jurisdiction of                      (IRS Employer
    incorporation or organization)                    Identification No.)

    11 Commerce Drive, Cranford, New Jersey              07016-3599
    -------------------------------------------------------------------------
    (Address of principal executive offices)             (Zip code)

                                 (908) 272-8000
            --------------------------------------------------------
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
    (Title of Each Class)           (Name of Each Exchange on Which Registered)

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

                             MACK-CALI REALTY, L.P.
                               AMENDMENT NO. 1 TO
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

         Mack-Cali Realty, L.P. (together with its subsidiaries, the "Registrant" or the "Operating Partnership") hereby amends and restates in its entirety the following items of its Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as set forth in the pages attached hereto:

1.       ITEM 10 IS HEREBY AMENDED AND RESTATED AS FOLLOWS:

DIRECTORS AND EXECUTIVE OFFICERS

         The Operating Partnership does not have any directors or executive officers. Set forth below is certain information as of February 28, 2001 for (i) the members of the Board of Directors of the Corporation (the "Board of Directors"), (ii) the executive officers of the Corporation and (iii) the directors and executive officers of the Corporation as a group:

                                                                                                                      PERCENT OF
                                                                                                                        SHARES
                                                                                                      PERCENT OF      OUTSTANDING
                                                                                                        SHARES     (CALCULATED ON A
                                                                 FIRST      TERM        NUMBER OF     OUTSTANDING    FULLY-DILUTED
NAME AND POSITION                                       AGE     ELECTED    EXPIRES    SHARES (1)(2)      (%)(3)      BASIS)(%)(4)
-----------------                                       ---     -------    -------    -------------   -----------   -------------
William L. Mack, Chairman of the Board (5) .             61       1997      2002      4,468,701(10)        7.28           5.83
John J. Cali, Chairman Emeritus (6)(28) ....             82       1994      2003        530,456(11)           *              *
Mitchell E. Hersh, Chief Executive Officer
  and Director (5)(6) ......................             50       1997      2003        495,904(12)           *              *
Timothy M. Jones, President ................             45       --        --          427,516(13)           *              *
Barry Lefkowitz, Executive Vice President
  and Chief Financial Officer ..............             38       --        --          149,159(14)           *              *
Roger W. Thomas, Executive Vice President,
  General Counsel and Secretary ............             43       --        --          145,370(15)           *              *
Michael A. Grossman, Executive Vice
  President ................................             39       --        --           84,865(16)           *              *
Martin S. Berger, Director (6)(30) .........             70       1998      2003        534,532(17)           *              *
Brendan T. Byrne, Director (8) .............             76       1994      2001         20,600(18)           *              *
John R. Cali, Director (5)(29) .............             53       2000      2003        589,006(19)        1.03              *
Nathan Gantcher, Director (5)(7)(8) ........             60       1999      2002         20,000(20)           *              *
Martin D. Gruss, Director (9) ..............             58       1997      2001         23,000(21)           *              *
Earle I. Mack, Director (6) ................             62       1997      2002      2,684,917(22)        4.51           3.50
Alan G. Philibosian, Director (7)(9) .......             47       1997      2002         18,500(23)           *              *
Irvin D. Reid, Director (8) ................             60       1994      2003         13,000(24)           *              *
Vincent Tese, Director (7)(9) ..............             58       1997      2001         35,000(25)           *              *
Roy J. Zuckerberg, Director (5)(6)(8) ......             64       1999      2001         30,000(26)           *              *
                                                                                      -------------   ---------     ----------

All directors and executive officers as a
group ......................................                                         10,270,526(27)       15.37          13.40
                                                                                     ==============   =========     ==========

------------------------

* Beneficial Ownership of less than 1.0% is omitted.

(1) The limited partners of the Operating Partnership share with the Corporation, as general partner, in the net income or loss and any distributions of the Operating Partnership. Pursuant to the partnership agreement of the Operating Partnership, common Units are redeemable into shares of Common Stock on a one-for-one basis.

(2) Except as otherwise noted below, all shares of Common Stock, common Units, preferred Units (as converted into common Units), vested options, vested warrants and all restricted stock are owned beneficially by the individual listed with sole voting and/or investment power.

(3) Assumes redemption or conversion of only the Units in the Operating Partnership and Unit Warrants beneficially owned by such owner into shares of Common Stock (disregarding any waiting periods before such redemption is legally permitted) and the exercise of vested options, vested warrants and all restricted stock held only by such owner.

(4) Assumes redemption or conversion of all outstanding Units in the Operating Partnership and Unit Warrants into shares of Common Stock (disregarding any waiting periods before such redemption is legally permitted) and the exercise of all vested options, vested warrants and all restricted stock.

(5)   Member of the Executive Committee of the Board of Directors.

(6)   Member of the Strategic Planning Committee of the Board of Directors.

(7)   Member of the Nominating Committee of the Board of Directors.

(8)   Member of the Audit Committee of the Board of Directors.

(9) Member of the Executive Compensation and Option Committee of the Board of Directors.

(10) Includes 2,846,787 shares of Common Stock that may be issued upon the redemption of all of William L. Mack's limited partnership interests in the Operating Partnership (433,368 of which result from the exercise of Unit Warrants), 212,078 shares of Common Stock that may be issued upon the redemption of all of the limited partnership interests in the Operating Partnership held by members of William L. Mack's immediate family and trusts of which he is a trustee (32,518 of which result from the exercise of Unit Warrants) and vested options to purchase 13,000 shares of Common Stock. Also includes 983,699 shares of Common Stock that may be issued upon the redemption of all of the limited partnership interests in the Operating Partnership (149,930 of which result from the exercise of Unit Warrants) held by trusts of which Mr. Mack or his wife is a trustee, of which Mr. Mack disclaims beneficial ownership. Also includes 413,137 shares of Common Stock that may be issued upon the redemption of all of the limited partnership interests in the Operating Partnership (63,334 of which results from the exercise of Unit Warrants) held by a partnership to which Mr. Mack possesses sole or shared dispositive or voting power.

(11) Includes 290,561 shares of Common Stock that may be issued upon the redemption of all of John J. Cali's limited partnership interests in the Operating Partnership and 189,889 shares of Common Stock that may be issued upon the redemption of all of the limited partnership interests in the Operating Partnership held by members of John J. Cali's immediate family and trusts of which he is a trustee. Also includes vested options to purchase 48,855 shares of Common Stock.

(12) Includes 121,424 shares of Common Stock that may be issued upon the redemption of all of Mitchell E. Hersh's limited partnership interests in the Operating Partnership. Also includes vested warrants to purchase 271,980 shares of Common Stock and vested options to purchase 40,000 shares of Common Stock.

(13) Includes 102,280 shares of Common Stock that may be issued upon the redemption of all of Timothy M. Jones' limited partnership interests in the Operating Partnership. Also includes vested warrants to purchase 170,000 shares of Common Stock and vested options to purchase 117,236 shares of Common Stock.

(14)  Includes vested options to purchase 97,709 shares of Common Stock.

(15)  Includes vested options to purchase 97,709 shares of Common Stock.

(16)  Includes vested options to purchase 73,465 shares of Common Stock.

(17) Includes 521,532 shares of Common Stock that may be issued upon the redemption of all of Mr. Berger's limited partnership interests in the Operating Partnership and vested options to purchase 13,000 shares of Common Stock.

(18)  Includes vested options to purchase 20,000 shares of Common Stock.

(19) Includes 164,225 shares of Common Stock that may be issued upon the redemption of all of John R. Cali's limited partnership interests in the Operating Partnership. Also includes vested options to purchase 346,195 shares of Common Stock.

(20)  Includes vested options to purchase 5,000 shares of Common Stock.

(21) Includes 10,000 shares of Common Stock held by trusts of which Mr. Gruss is a trustee, of which Mr. Gruss disclaims beneficial ownership. Also includes vested options to purchase 13,000 shares of Common Stock.

(22) Includes 2,459,811 shares of Common Stock that may be issued upon the redemption of all of Earle I. Mack's limited partnership interests in the Operating Partnership (377,678 of which result from the exercise of Unit Warrants) and 212,106 shares of Common Stock that may be issued upon the redemption of all of the limited partnership interests in the Operating Partnership held by members of Earle I. Mack's immediate family and trusts of which he is a trustee (32,517 of which result from the exercise of Unit Warrants). Also includes vested options to purchase 13,000 shares of Common Stock.

(23) Includes 250 shares of Common Stock owned by Mr. Philibosian's family of which Mr. Philibosian disclaims beneficial ownership. Also includes vested options to purchase 18,000 shares of Common Stock.

(24)  Includes vested options to purchase 13,000 shares of Common Stock.

(25)  Includes vested options to purchase 13,000 shares of Common Stock.

(26)  Includes vested options to purchase 5,000 shares of Common Stock.

(27) Includes all restricted stock, whether vested or unvested, together with 5,695,574 shares of Common Stock that may be issued upon the redemption of all of the executive officers' and directors' limited partnership interests in the Operating Partnership. Includes 1,732,610 shares of Common Stock that may be issued upon the conversion and/or redemption of all of the limited partnership interests in the Operating Partnership held by members of the directors' and executive officers' immediate families, trusts of which they or their wives are trustees or entities over which they possess sole or shared dispositive or voting power. Also includes vested options to purchase 947,169 shares of Common Stock, vested warrants to purchase 441,980 shares of Common Stock and vested Unit

      Warrants to purchase 1,089,345 shares of Common Stock held by directors, executive officers, members of the directors' and executive officers' immediate families, trusts of which they or their wives are trustees or entities over which they possess sole or shared dispositive or voting power.

(28)  Resigned as Chairman of the Board of Directors as of June 27, 2000.

(29)  Resigned as Executive Vice President--Development as of June 27, 2000.

(30) In connection with the Corporation's acquisition of 65 Class A properties from the Robert Martin Company LLC ("Robert Martin") in January 1997, as subsequently modified, the Corporation granted Robert Martin the right to designate one member to the Board of Directors of the Corporation for six years (the "RM Board Seat"). Robert Martin has designated Martin S. Berger and Robert F. Weinberg to jointly share the RM Board Seat as follows: Mr. Weinberg served as a member of the Board of Directors of the Corporation from January 1997 until December 1, 1998, at which time Mr. Weinberg resigned and Mr. Berger was appointed to serve in such capacity. Upon his resignation from the Board, Mr. Weinberg became a member of the Advisory Board. Mr. Berger served as a member of the Board of Directors of the Corporation from December 1, 1998 until March 6, 2001, at which time Mr. Berger resigned and Mr. Weinberg was appointed to serve in such capacity until the Corporation's 2003 annual meeting of stockholders. Upon his resignation from the Board, Mr. Berger became a member of the Advisory Board. If the Corporation elects to nominate for re-election to its Board of Directors a designee of Robert Martin at the Corporation's 2003 annual meeting of stockholders, then Mr. Berger and Mr. Weinberg have agreed that Mr. Berger will be so nominated and the seat will be rotated among Mr. Berger and Mr. Weinberg every 12 months commencing on the 12 month anniversary of the 2003 annual meeting of stockholders. Upon the death of Mr. Berger or Mr. Weinberg, the surviving person shall solely fill the remainder of the term of the RM Board Seat. Mr. Weinberg owns 536,532 shares of our Common Stock, which includes 521,532 shares of Common Stock that may be issued upon the redemption of all of Mr. Weinberg's limited partnership interests in the Operating Partnership and vested options to purchase 15,000 shares of Common Stock. As this Annual Report relates principally to the 2000 fiscal year of the Corporation, disclosure herein will treat Mr. Berger as a director and Mr. Weinberg as a member of the Advisory Board, even though such roles were reversed as of March 6, 2001.

      The Corporation's charter divides the Corporation's Board of Directors into three classes, with the members of each such class serving staggered three-year terms. The Board of Directors presently consists of thirteen members as follows: Class I directors, Brendan T. Byrne, Martin D. Gruss, Vincent Tese and Roy J. Zuckerberg, whose terms expire in 2001 (and if re-elected at the Corporation's annual meeting, in 2004); Class II directors, Nathan Gantcher, Earle I. Mack, William L. Mack and Alan G. Philibosian, whose terms expire in 2002; and Class III directors, Martin S. Berger, John J. Cali, John R. Cali, Mitchell E. Hersh and Irvin D. Reid, whose terms expire in 2003.

      Biographical information concerning the directors and executive officers is set forth below.

      WILLIAM L. MACK has served as a member of the Board of Directors of the Corporation since 1997 and became its Chairman in 2000. Mr. Mack also serves as Chairman of the Corporation's Executive Committee. Prior to December 1997, Mr. Mack served as managing partner of the Mack organization, where he pioneered the development of large, Class A office properties and helped to increase the Mack organization's portfolio to approximately 20 million square feet. In addition, Mr. Mack is a founder and managing partner of Apollo Real Estate Advisors, L.P. whose investment funds have invested in greater than $20 billion of various diversified real estate ventures.

Mr. Mack also currently serves as a member of the board of directors of The Bear Stearns Companies, Inc., Metropolis Realty Trust, Inc., Wyndham International, Inc. and Vail Resorts, Inc. Mr. Mack is a trustee and is on the executive committee of the North Shore-Long Island Jewish Health System. He also is a trustee of the University of Pennsylvania and serves on its executive committee; is a member of the University of Pennsylvania Health System and the board of overseers of The Wharton School; and is vice chair for the Real Estate Center of The Wharton School. Mr. Mack attended The Wharton School of Business and Finance at the University of Pennsylvania and has a B.S. degree in business administration, finance and real estate from New York University. Mr. Mack serves as a member of the Board of Directors of the Corporation pursuant to an agreement with the Corporation entered into at the time of the Corporation's combination with the Mack organization in December 1997. Mr. Mack is the brother of Earle I. Mack.

      JOHN J. CALI has served as Chairman Emeritus of the Board of Directors of the Corporation, and as a member of the Strategic Planning Committee of the Board of Directors of the Corporation since 2000. Mr. Cali served as Chairman of the Board of Directors of the Corporation from 1994 to June 2000, as a member of the Executive Committee of the Board of Directors of the Corporation from 1997 to June 2000 and as Chief Executive Officer of the Corporation from 1994 to 1995. In addition, Mr. Cali was a principal of Cali Associates and a member of its Executive and Long Range Planning Committees from 1949 to 1994. Mr. Cali co-founded Cali Associates in 1949. Mr. Cali graduated from Indiana University. Mr. Cali serves as a member of the Board of Directors of the Corporation pursuant to an agreement dated as of June 27, 2000, among the Corporation and members of the Cali family. See "Certain Relationships and Related Transactions." Mr. Cali is the uncle of John R. Cali.

      MITCHELL E. HERSH has served as a member of the Board of Directors of the Corporation and as a member of the Executive Committee of the Board of Directors of the Corporation since 1997 and as a member of the Strategic Planning Committee of the Board of Directors of the Corporation since 2000. Mr. Hersh also serves as Chief Executive Officer of the Corporation. Mr. Hersh is responsible for the strategic direction and long-term planning for the Corporation. He is also responsible for creating and implementing the Corporation's capital markets strategy and overall investment strategy. Previously, Mr. Hersh held the position of President and Chief Operating Officer of the Corporation. Prior to joining the Corporation, Mr. Hersh served as a partner of the Mack organization since 1982 and as chief operating officer of the Mack organization since 1990, where he was responsible for overseeing the development, operations, leasing and acquisitions of the Mack organization's office and industrial portfolio. Mr. Hersh serves on the board of directors of the National Association of Real Estate Investment Trusts (NAREIT) and the New Jersey Chapter of the National Association of Industrial and Office Properties (NAIOP). Mr. Hersh has a B.A. degree in architecture from Ohio University. Mr. Hersh serves as a member of the Board of Directors of the Corporation pursuant to an agreement with the Corporation entered into at the time of the Corporation's combination with the Mack organization in December 1997.

      TIMOTHY M. JONES serves as President of the Corporation. He is responsible for overseeing the portfolio management, leasing, development and operations areas of the Corporation. Previously, he served as Executive Vice President and Chief Investment Officer of the Corporation. Prior to joining the Corporation, Mr. Jones served as executive vice president and chief operating officer of The Robert Martin Company, where he was responsible for the daily corporate operations and management of the firm's six-million square foot portfolio in New York and Connecticut. Prior to joining The Robert Martin Company, Mr. Jones served as a vice president in Chemical Bank's Real Estate Division, as president of Clifton Companies in Stamford, Connecticut and president of Federated National Company in State College, Pennsylvania. Mr. Jones has a B.A. degree in economics from Yale University and a Masters degree in business from Columbia University.

      BARRY LEFKOWITZ serves as Executive Vice President and Chief Financial Officer of the Corporation. Mr. Lefkowitz oversees the firm's strategic financial planning and forecasting, financial accounting and reporting, capital markets activities and investor relations. Prior to joining the Corporation, Mr. Lefkowitz served as a senior manager with the international accounting firm of Deloitte & Touche LLP, specializing in real estate, with emphasis on mergers and acquisitions. In addition to serving as co-chairman of the National Association of Real Estate Investment Trusts (NAREIT) Accounting Committee, he is a member of the American Institute of Certified Public Accountants (AICPA), the New Jersey Society of Certified Public Accountants (NJSCPA) and the New York State Society of Certified Public Accountants (NYSSCPA). Mr. Lefkowitz holds a B.S. degree in accounting from Brooklyn College.

      ROGER W. THOMAS serves as Executive Vice President, General Counsel and Secretary of the Corporation. Mr. Thomas' responsibilities include structuring and implementing the Corporation's acquisitions and mergers, corporate governance, supervising outside legal counsel, insuring legal compliance and the preparation of required disclosure documents. Mr. Thomas also assists the Corporation in investment strategies, financial activities, acquisitions and dispositions. Prior to joining the Corporation, Mr. Thomas was a partner at the law firm of Dreyer & Traub in New York, specializing in real estate and commercial transactions. Mr. Thomas holds a B.S.B.A. in finance and a J.D. degree (with honors) from the University of Denver.

      MICHAEL A. GROSSMAN serves as Executive Vice President of the Corporation. He is responsible for overseeing the Corporation's New York, Connecticut and Northern New Jersey (Bergen and Passaic counties) regions. Previously, Mr. Grossman served as Senior Vice President of the Corporation in 2000, and as Vice President of the Corporation from 1997 to January 2000. Prior to joining the Corporation, Mr. Grossman served as Vice President of Leasing for The Robert Martin Company since 1991, where he was responsible for leasing throughout Westchester and Fairfield counties. Mr. Grossman is a member of the Westchester Board of Realtors, Commercial and Industrial Division, treasurer of the National Association of Industrial and Office Parks from 1997 to 1998, and a member of the March of Dimes Real Estate Committee, Westchester chapter. Mr. Grossman attended the University of South Florida and is a graduate of New York City Technical College.

      MARTIN S. BERGER has served as a member of the Board of Directors of the Corporation since 1998 and as Chairman of the Strategic Planning Committee of the Board of Directors of the Corporation since 2000. Mr. Berger resigned as director of Corporation on March 6, 2001, and became a member of the Advisory Board. Mr. Berger also served on the Corporation's Advisory Board from January 1997 to 1998. Prior to January 1997, Mr. Berger served as co-chairman and general partner of The Robert Martin Company since its founding in 1957. Mr. Berger is chairman of the board and chief executive officer of City & Suburban Federal Savings Bank, president of the Construction Industry Foundation, and a board member of The White Plains Hospital Medical Center. Mr. Berger holds a B.S. degree in finance from New York University. Mr. Berger serves as a member of the Board of Directors pursuant to an agreement with the Corporation entered into at the time of the Corporation's acquisition of The Robert Martin Company in January 1997, as modified.

      BRENDAN T. BYRNE has served as a member of the Board of Directors of the Corporation since 1994 and as a member of the Audit Committee of the Board of Directors of the Corporation since 1999. Governor Byrne served two consecutive terms as governor of the State of New Jersey prior to 1982 and has been a senior partner with Carella, Byrne, Bain, Gilfillan, Cecchi, Stewart & Olstein, a Roseland, New Jersey law firm, since 1982. Governor Byrne graduated from Princeton University's School of Public Affairs and received his LL.B from Harvard Law School.

      JOHN R. CALI has served as a member of the Board of Directors of the Corporation and as a member of the Executive Committee of the Board of Directors of the Corporation since 2000. Mr. Cali served as Executive Vice President-Development of the Corporation until June 2000, and as Chief Administrative Officer of the Corporation until December 1997. In addition, Mr. Cali was a principal of Cali Associates and served as a member of its Long Range Planning Committee from 1981 to 1994 and its Executive Committee from 1987 to 1994 and was responsible for the development of Cali Associates' office system and the management of its office personnel. Mr. Cali also developed and organized the leasing and property management departments of Cali Associates and he was responsible for directing the development functions of the Corporation. Mr. Cali is a member of the University of Pennsylvania Health System Trustee Board. Mr. Cali has an M.Ed. degree in counseling, organizational development and personnel from the University of Missouri. Mr. Cali serves as a member of the Board of Directors of the Corporation pursuant to an agreement dated as of June 27, 2000, among the Corporation and members of the Cali family. See "Certain Relationships and Related Transactions." Mr. Cali is the nephew of John
J. Cali.

      NATHAN GANTCHER has served as a member of the Board of Directors of the Corporation since 1999, as a member of the Audit Committee of the Board of Directors of the Corporation since 1999, and as a member of each of the Nominating Committee of the Board of Directors and the Executive Committee of the Board of Directors since

2000. Mr. Gantcher served as vice chairman of CIBC Oppenheimer Corp. Prior to becoming vice chairman of CIBC Oppenheimer Corp., Mr. Gantcher served as co-chief executive officer of Oppenheimer & Co., Inc. Mr. Gantcher currently serves as chairman of the board of trustees of Tufts University and as a member of each of the Council of Foreign Relations and the Overseers Committee of the Columbia University Graduate School of Business. Mr. Gantcher received his A.B. in economics and biology from Tufts University and his M.B.A. from the Columbia University Graduate School of Business.

      MARTIN D. GRUSS has served as a member of the Board of Directors of the Corporation since 1997 and as a member of the Executive Compensation and Option Committee of the Board of Directors of the Corporation since 1999. Mr. Gruss is the senior partner of Gruss & Co., a private investment firm. From 1989 to 1993, Mr. Gruss served as a director of Acme Metals Incorporated. Mr. Gruss currently serves as a member of the board of overseers of the Wharton School and as a trustee of the Lawrenceville School. Mr. Gruss has a B.S. degree in economics from the Wharton School of the University of Pennsylvania and a J.D. degree from New York University School of Law.

      EARLE I. MACK has served as a member of the Board of Directors of the Corporation since 1997 and as a member of the Strategic Planning Committee of the Board of Directors of the Corporation since 2000. Prior to December 1997, Mr. Mack served as senior partner, chief financial officer and a director of the Mack organization, where he pioneered the development of large, Class A office properties and helped to increase the Mack organization's portfolio to approximately 20 million square feet. Mr. Mack serves as a member of the board of directors of DiGiorgio/White Rose Corp. and as a member of its executive and executive compensation committees. Mr. Mack also is the chairman of the board of directors of the Benjamin N. Cardozo School of Law and the chairman emeritus of the New York State Council on the Arts. Mr. Mack has a B.S. degree in business administration from Drexel University and also attended Fordham Law School. Mr. Mack serves as a member of the Board of Directors of the Corporation pursuant to an agreement with the Corporation entered into at the time of the Corporation's combination with the Mack organization in December 1997. Mr. Mack is the brother of William L. Mack.

      ALAN G. PHILIBOSIAN has served as a member of the Board of Directors of the Corporation and as a member of the Executive Compensation and Option Committee of the Board of Directors of the Corporation since 1997, and as a member of the Nominating Committee of the Board of Directors of the Corporation since 2000. Mr. Philibosian is an attorney practicing in Englewood, New Jersey. Mr. Philibosian is currently a commissioner on The Port Authority of New York and New Jersey, and also serves on the board of directors of NorCrown Bank, the Armenian Missionary Association of America, Paramus, New Jersey and John Harms Center for the Arts, Englewood, New Jersey. Mr. Philibosian graduated from Rutgers College, and received his J.D. degree from Boston College Law School and his LL.M. degree in taxation from New York University.

      IRVIN D. REID has served as a member of the Board of Directors of the Corporation since 1994 and as chairman of the Audit Committee of the Board of Directors of the Corporation since 1998. Dr. Reid also serves as president of Wayne State University in Michigan. Prior to becoming the president of Wayne State University, Dr. Reid served as president of Montclair State University (formerly Montclair State College) in New Jersey from 1989 to 1997, and held positions of dean, School of Business Administration, and John Stagmaier Professor of Economics and Business Administration at the University of Tennessee at Chattanooga. Dr. Reid also is a member of the board of directors of Fleet Bank, N.A. Dr. Reid received his B.S. degree and M.S. degree in general and experimental psychology from Howard University. He earned his M.A. and Ph.D. degrees in business and applied economics from The Wharton School of the University of Pennsylvania.

      VINCENT TESE has served as a member of the Board of Directors of the Corporation since 1997, as chairman of the Executive Compensation and Option Committee of the Board of Directors of the Corporation since 1998 and as chairman of the Nominating Committee of the Board of Directors of the Corporation since 2000. Mr. Tese served as New York State Superintendent of Banks from 1983 to 1985, chairman and chief executive officer of the Urban Development Corporation from 1985 to 1994, director of economic development for New York State from 1987 to 1994 and commissioner and vice chairman of the Port Authority of New York and New Jersey from 1991 to 1995. Mr. Tese also served as a partner in the law firm of Tese & Tese, a partner in the Sinclair Group, a commodities trading and investment management company, and a co-founder of Cross Country Cable TV. Mr. Tese currently serves as chairman of Wireless Cable International, Inc. and as a member of the board of directors of The Bear Stearns Companies, Inc., Allied Waste Industries, Inc., Bowne & Company, Inc., Cablevision, Inc., Key Span Energy and as a trustee of New York University School of Law and New York Presbyterian Hospital. Mr. Tese has a B.A. degree in accounting from Pace University, a J.D. degree from Brooklyn Law School and an LL.M. degree in taxation from New York University School of Law.

      ROBERT F. WEINBERG became a member of the Board of Directors of the Corporation as of March 6, 2001. He shares the RM Board Seat with Martin S. Berger. Mr. Weinberg had served as a member of the Advisory Board of the Corporation since 1998 and previously as a member of the Board of Directors of the Corporation from 1997 until 1998. Mr. Weinberg served as Co-Chairman and General Partner of The Robert Martin Corporation since its founding in 1957. Mr. Weinberg is presently the Chairman of the Outreach Committee on Orderly Growth in Westchester, a Director of City & Suburban Federal Savings Bank and a Director of the Westchester County Association. Mr. Weinberg earned a B.S. degree in Mechanical Engineering from New York University, an M.S. degree in Building Engineering & Construction from M.I.T. and a J.D. degree from Brooklyn Law School.

      ROY J. ZUCKERBERG has served as a member of the Board of Directors of the Corporation since 1999, as a member of the Audit Committee of the Board of Directors of the Corporation since 1999, as a member of the Strategic Planning Committee of the

Board of Directors of the Corporation since 2000, and as a member of the Executive Committee of the Board of Directors of the Corporation since 2000. Mr. Zuckerberg is currently a senior director of the Goldman Sachs Group, Inc. Mr. Zuckerberg served as vice chairman of Goldman, Sachs & Co., a member of its executive committee and head of its Equities Division. Mr. Zuckerberg joined Goldman, Sachs & Co. in 1967 and in 1972 assumed responsibility for developing the private client business. Mr. Zuckerberg was made a partner of Goldman, Sachs & Co. in 1977. Mr. Zuckerberg served as chairman of the Securities Industry Association and was a member of the Senior Advisors Group to the President's Council on Year 2000 Conversion. Mr. Zuckerberg is chairman and a member of the executive committee of North Shore-Long Island Jewish Health System, Inc., a trustee of the American Red Cross in Greater New York and a director of the Brookdale Foundation. He has had a long involvement with the UJA-Federation and served as chairman of the Wall Street Division. He also serves as chair of the Investment Committee of the University of Massachusetts Foundation. Mr. Zuckerberg received a B.S. from Lowell Technological Institute in 1958 and served in the United States Army.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Corporation's executive officers, directors and persons who beneficially own more than 10% of the Corporation's Common Stock to file initial reports of ownership and reports of changes of ownership (Forms 3, 4 and 5) of the Common Stock with the SEC and the NYSE. Executive officers, directors and greater than 10% holders are required by SEC regulations to furnish the Corporation with copies of such forms that they file.

      To the Corporation's knowledge, based solely on the Corporation's review of the copies of such reports received by the Corporation, the Corporation believes that for the fiscal year 2000, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with.

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

                                                    SUMMARY COMPENSATION TABLE

                                                                                              LONG-TERM COMPENSATION
                                                                              -----------------------------------------------------
                                                                                         AWARDS                     PAYOUTS
                                                                              -----------------------------   ---------------------
                                                                                                SECURITIES
                              ANNUAL COMPENSATION (1)                          RESTRICTED       UNDERLYING      LTIP
NAME AND                    ----------------------------     OTHER ANNUAL        STOCK       OPTIONS/WARRANTS  PAYOUTS   ALL OTHER
PRINCIPAL POSITION          YEAR   SALARY($)    BONUS($)    COMPENSATION($)    AWARD(S)($)         (#)        ($)(4)   COMPENSATION
------------------          ----   ---------    --------    ---------------    -----------          ---       ------   ------------
Mitchell E.  Hersh ......   2000   1,050,000     440,000        104,119(3)           0        200,000(5)     242,138           0
Chief Executive Officer     1999   1,050,000     440,000              0              0              0              0           0
                            1998   1,090,385     440,000          2,179(2)           0              0              0           0

Timothy M. Jones ........   2000     515,000     380,000         62,472(3)           0        120,000(5)     145,283           0
President                   1999     421,462     275,000              0              0              0              0           0
                            1998     337,500     170,000          2,179(2)           0         15,000(6)           0           0

Barry Lefkowitz .........   2000     385,000     250,000         43,469(3)           0        100,000(5)     101,091           0
Executive Vice President    1999     360,385     225,000              0              0              0              0           0
  and Chief Financial       1998     311,538     205,000          2,179(2)           0              0              0           0
  Officer

Roger W. Thomas .........   2000     325,000     185,000         36,706(3)           0        100,000(5)      85,362           0
Executive Vice President,   1999     312,692     185,000              0              0              0              0           0
  General Counsel and       1998     311,538     185,000          2,179(2)           0              0              0           0
  Secretary

Michael A. Grossman(9) ..   2000     250,000     160,000          6,664(3)           0         30,000(7)      15,497           0
Executive Vice President    1999     177,019      75,000              0          5,000(8)           0              0           0
                            1998     181,731      65,000          2,179(2)           0              0              0           0

      ------------------------

      (1) The annual compensation portion of this table includes the dollar value of regular annual payments of base salary, bonus and any other annual compensation earned by each Named Executive Officer during the stated fiscal year. Certain base salaries appear slightly higher than the contractual amounts due to when pay periods accrued during fiscal year 2000.

      (2) Represents the value of 10 shares of preferred stock of Mack-Cali Property Trust issued in January 1998 and $1,179 in tax gross-up payments relating thereto.

      (3) Represents tax gross-up payments relating to restricted stock which vested on January 1, 2000. See footnote 4 hereto.

      (4) In July 1999, the Corporation entered into amended and restated employment agreements with each of Mitchell E. Hersh, Timothy M. Jones, Barry Lefkowitz and Roger W. Thomas, pursuant to which Messrs. Hersh, Jones, Lefkowitz and Thomas were issued 62,500, 37,500, 26,094 and 22,031 shares of restricted stock, respectively, the vesting of which is contingent upon the satisfaction of certain performance requirements. There are certain tax gross-up payments that will be made upon such vesting. See "Employment Contracts; Termination of Employment." In addition, in December 1999, pursuant to the Corporation's Employee Stock Option Plan, Michael A. Grossman was issued 4,000 shares of restricted stock, the vesting of which is contingent upon the satisfaction of certain performance requirements. There are certain tax gross-up payments that will be made upon such vesting. The shares of restricted stock vest with respect to the recipient on either an annual basis over a five year vesting period or on a cumulative basis over a seven year maximum vesting period. The number of shares of restricted stock scheduled to be vested and earned on each vesting date on an annual basis, provided certain performance requirements set forth in the following sentence are satisfied, generally is equal to 15% of the restricted stock on the vesting date in year one, 15% of the restricted stock on the vesting date in year two, 20% of the restricted stock on the vesting date in year three, 25% of the restricted stock on the vesting date in year four and 25% of the restricted stock on the vesting date in year five. Vesting of the restricted stock on an annual basis commenced January 1, 2000, provided one of the following financial tests is met for the measurement period ending on the last day of the Corporation's fiscal year immediately preceding such vesting date: (A) the Corporation achieves an eight percent (8%) increase in its funds from operations per common share or (B) stockholders achieve a twelve and three quarters percent (12.75%) total return (dividends, assuming reinvestment upon applicable payment date, plus stock appreciation per share of Common Stock). The Corporation met the first of such tests for the measurement period ended December 31, 1999. On January 1, 2000, the following shares of restricted stock vested: 9,375, 5,625, 3,914, 3,304 and 600 for Messrs. Hersh, Jones, Lefkowitz, Thomas and Grossman, respectively, together with tax gross-up payments relating thereto. The value of the vested restricted stock and the tax gross-up payments relating thereto are based upon a $25.8281 stock price, which was the price of the Corporation's Common Stock on the date of vesting.

      (5) Represents an option to purchase shares of Common Stock at an exercise price of $26.8125 per share.

      (6) Represents an option to purchase shares of Common Stock at an exercise price of $37.3125 per share.

      (7) Represents an option to purchase shares of Common Stock at an exercise price of $26.75 per share.

      (8) Represents an option to purchase shares of Common Stock at an exercise price of $24.625 per share.

      (9)   Michael A. Grossman was appointed Executive Vice President in 2000.

      OPTION PLANS

                                   OPTION/SAR GRANTS IN LAST FISCAL YEAR (1)

                                                      INDIVIDUAL GRANTS                                 POTENTIAL REALIZABLE
                                     --------------------------------------------------------                 VALUE AT
                                                      PERCENT OF                                           ASSUMED ANNUAL
                                      NUMBER OF          TOTAL                                             RATES OF STOCK
                                      SECURITIES        OPTIONS                                          PRICE APPRECIATION
                                      UNDERLYING      GRANTED TO                                             FOR OPTION
                                       OPTIONS         EMPLOYEES       EXERCISE                               TERM (5)
                                       GRANTED         IN FISCAL     OR BASE PRICE     EXPIRATION      ----------------------
NAME                                    (#)(2)          2000(%)       ($/SH) (3)        DATE (4)        5% ($)       10% ($)
----                                 -------------    -----------    -------------     ----------      --------      -------
Mitchell E. Hersh ................     200,000          13.66              26.81         12/5/10        268,125       536,250
Chief Executive Officer

Timothy M. Jones .................     120,000           8.20              26.81         12/5/10        160,875       321,750
President

Barry Lefkowitz ..................     100,000           6.83              26.81         12/5/10        134,063       268,125
Executive Vice President and Chief
Financial Officer

Roger W. Thomas ..................     100,000           6.83              26.81         12/5/10        134,063       268,125
Executive Vice President, General
Counsel and Secretary

Michael A. Grossman ..............      30,000           2.05              26.75         9/11/10         40,125        80,250
Executive Vice President

      ------------------------

      (1) The Corporation has not, to date, granted any stock appreciation rights under its Employee Stock Option Plans.

      (2) The Corporation has established the Director and Employee Stock Option Plans for the purpose of attracting and retaining officers, directors and employees. Options granted under the Director and Employee Stock Option Plans are exercisable for shares of Common Stock.

      (3) The exercise price of all options is equal to the market price of the underlying Common Stock at the close of business on the date immediately preceding the date of grant. As of the March 26, 2001, the closing stock price was $25.80 per share, as opposed to the exercise prices of $26.8125 and $26.75 per share.

      (4) Each option granted in 2000 has a ten-year term, vests one-fifth each year beginning on the first day following the last day of the year in which options were granted, and becomes 100% vested on the first day following the fourth anniversary of the last day of the year in which the options were granted.

      (5) The dollar gains under these columns result from calculations assuming 5% and 10% growth rates as set by the Securities and Exchange Commission and are not intended to forecast future price appreciation of the Corporation's Common Stock. The gains reflect a future value based upon growth at these prescribed rates. The Corporation did not use an alternative formula for a grant date valuation, an approach which would state gains at present, and therefore lower, value.


                   AGGREGATED OPTION/WARRANT/SAR EXERCISES IN
             LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                     NUMBER OF SECURITIES                 VALUE OF UNEXERCISED
                                                                    UNDERLYING UNEXERCISED                    IN-THE-MONEY
                                 SHARES                            OPTIONS/WARRANTS/SARS AT             OPTIONS/WARRANTS/SARS AT
                                ACQUIRED       VALUE                  FISCAL YEAR-END(#)                   FISCAL YEAR-END($)
                                   ON         REALIZED         --------------------------------       ---------------------------
NAME                           EXERCISE(#)       ($)             EXERCISABLE     UNEXERCISABLE        EXERCISABLE  UNEXERCISABLE
----                           -----------    ---------        --------------  ----------------       ---------------------------
Mitchell E. Hersh                   0             0                311,980           227,996             70,000        280,000
Timothy M. Jones                    0             0                287,236           123,059             42,000        168,000
Barry Lefkowitz                     0             0                 97,709            99,428             35,000        140,000
Roger W. Thomas                     0             0                 97,709            99,428             35,000        140,000
Michael A. Grossman                 0             0                 73,465            38,367             18,750         55,313


COMPENSATION OF DIRECTORS

      DIRECTORS' FEES. Each non-employee director was paid an annual fee of $15,000, plus $1,000 per board meeting attended, $500 per committee meeting attended and $250 per telephonic meeting participation. The Corporation does not pay director fees to employee directors, who in fiscal 2000 consisted of Mitchell E. Hersh. Each director also was reimbursed for expenses incurred in attending director and committee meetings. For fiscal 2000, William L. Mack, John J. Cali, Martin S. Berger, Brendan T. Byrne, John R. Cali, Nathan Gantcher, Martin D. Gruss, Earle I. Mack, Alan G. Philibosian, Irvin D. Reid, Vincent Tese and Roy J. Zuckerberg received directors' fees or fee equivalents (See "Directors' Deferred Compensation Plan" below) in the amounts of $25,500, $23,750,

$27,250, $29,000, $8,000, $28,750, $27,500, $24,750, $28,000, $25,500, $25,750
and $28,500, respectively.

      DIRECTORS' DEFERRED COMPENSATION PLAN. Pursuant to the Directors' Deferred Compensation Plan, effective as of January 1, 1999, each non-employee director is entitled to defer all or a specified portion of the annual retainer to be paid to such director. The account of a director who elects to defer such compensation under the Directors' Deferred Compensation Plan is credited with the hypothetical number of stock units, calculated to the nearest thousandths of a unit, determined by dividing the amount of compensation deferred on the deferral date by the closing market price of the Company's Common Stock as reported on the Consolidated Tape of NYSE listed shares on the deferral date. Any stock dividend declared by the Corporation on its Common Stock results in a proportionate increase in units in the director's account as if such director held shares of Common Stock equal to the number of units in such director's account. Payment of a director's account may only be made in a lump sum in shares of Common Stock equal to the number of units in a director's account after either the director's service on the Board of Directors has terminated or there has been a change in control of the Corporation. In 2000, the director accounts of Nathan Gantcher, Martin D. Gruss, William L. Mack, Alan G. Philibosian, Irvin D. Reid, Vincent Tese and Roy J. Zuckerberg were credited with 636.498, 656.478, 656.478, 328.239, 656.478, 656.478 and 636.498 stock units, respectively.

      DIRECTORS' STOCK OPTION PLAN. The Corporation has two Director Stock Option Plans: the Director Stock Option Plan of Mack-Cali Realty Corporation (the "Director Plan") and the 2000 Director Stock Option Plan (the "2000 Director Plan"). References to "Director Stock Option Plan" herein refer to the Director Plan and the 2000 Director Plan, collectively. Pursuant to the Director Stock Option Plan, each non-employee director is automatically granted a non-statutory option to purchase 5,000 shares of Common Stock in connection with the director's initial election or appointment to the Board of Directors. These grants under the Director Stock Option Plan are made at an exercise price equal to the "fair market value" (as defined under the Director Stock Option Plan) at the time of the grant of the shares of Common Stock subject to such option. The Executive Compensation and Option Committee may make additional discretionary option grants to eligible directors, consistent with the terms of the Director Stock Option Plan. In 2000, each non-employee director was granted 5,000 discretionary options. The Board of Directors may amend, suspend or terminate the Director Stock Option Plan at any time except that any amendments that would materially increase the cost of the Director Stock Option Plan to the Corporation must be approved by the holders of the majority of issued and outstanding shares of Common Stock of the Corporation entitled to vote.

EMPLOYMENT CONTRACTS; TERMINATION OF EMPLOYMENT

      MITCHELL E. HERSH EMPLOYMENT AGREEMENT. On July 1, 1999, following the appointment of Mitchell E. Hersh as Chief Executive Officer of the Corporation on April 18, 1999, the Corporation and Mr. Hersh amended and restated Mr. Hersh's employment agreement with the Corporation (the "Amended and Restated Hersh Agreement"), providing for a constant 4 year term. Mr. Hersh's initial annual base salary was $1,050,000, with annual increases within the discretion of the Executive Compensation and Option Committee. Mr. Hersh also is eligible to receive an annual bonus, restricted share awards and options within the discretion of the Board of Directors or the Executive Compensation and Option Committee, as the case may be. Pursuant to the Employee Stock Option Plan, Mr. Hersh was awarded 62,500 shares of restricted stock as of July 1, 1999, and with respect to each tax year in which such shares of restricted stock vest and are distributed to him, Mr. Hersh is entitled to receive a tax gross-up payment from the Corporation equal to forty-three percent (43%) of the fair market value of such restricted shares at the time of vesting, exclusive of dividends (the "Tax Gross-Up Payments"). Mr. Hersh is required to devote substantially all of his business time to the affairs of the Corporation and, subject to certain excluded activities, generally is restricted during the term of his employment and in the event his employment is terminated by the Corporation for cause (as defined in the Amended and Restated Hersh Agreement) or by him without good reason (as defined in the Amended and Restated Hersh Agreement), for a period of one year thereafter, from conducting any office-service, flex or office property development, acquisition or management activities within the continental United States. Mr. Hersh is entitled to (i) receive the aggregate of a cash payment of $8,000,000 (the "Fixed Amount"), reimbursement of expenses incurred prior to the date of termination, and the Tax-Gross-Up Payments applicable to any vested shares of restricted stock, (ii) immediate vesting of all options and incentive compensation payments or programs otherwise subject to a vesting schedule, (iii) require the Corporation to repurchase his vested options and (iv) receive continuation of health coverage through the end of his unexpired employment period should his employment be terminated by the Corporation without cause, by him for good reason or on account of his disability (as defined in the Amended and Restated Hersh Agreement) or death. Should Mr. Hersh terminate his employment on or within six months following a change in control (as defined in the Amended and Restated Hersh Agreement), Mr. Hersh's termination shall be treated as a termination for good reason. In addition, upon a change in control, and irrespective of whether Mr. Hersh's employment is terminated, the vesting of all options and other incentive compensation shall be accelerated and Mr. Hersh would be entitled to receive a tax gross-up payment to cover any excise taxes payable due to the change in control.

      TIMOTHY M. JONES EMPLOYMENT AGREEMENT. On July 1, 1999, following the appointment of Timothy M. Jones as President of the Corporation on April 18, 1999, the Corporation and Mr. Jones amended and restated Mr. Jones' employment agreement with the Corporation (the "Amended and Restated Jones Agreement"). The terms and conditions of the Amended and Restated Jones Agreement are generally similar to those of the Amended and Restated Hersh Agreement, except that (i) Mr. Jones' initial base salary was $515,000, with annual increases within the sole discretion of the Chief Executive Officer, (ii) Mr. Jones was awarded 37,500 shares of restricted stock and (iii) the Fixed Amount Mr. Jones will receive is $2,700,000.

      BARRY LEFKOWITZ EMPLOYMENT AGREEMENT. On July 1, 1999, the Corporation and Barry Lefkowitz amended and restated Mr. Lefkowitz's employment agreement with the Corporation (the "Amended and Restated Lefkowitz Agreement"). The terms and conditions of the Amended and Restated Lefkowitz Agreement are generally similar to those of the Amended and Restated Jones Agreement, except that (i) Mr. Lefkowitz's initial base salary was $385,000, (ii) Mr. Lefkowitz was awarded 26,094 shares of restricted stock and (iii) the Fixed Amount Mr. Lefkowitz will receive is $2,500,000.

      ROGER W. THOMAS EMPLOYMENT AGREEMENT. On July 1, 1999, the Corporation and Roger W. Thomas amended and restated Mr. Thomas' employment agreement with the Corporation (the "Amended and Restated Thomas Agreement"). The terms and conditions of the Amended and Restated Thomas Agreement are generally similar to those of the Amended and Restated Jones Agreement, except that (i) Mr. Thomas' initial base salary was $325,000, (ii) Mr. Thomas was awarded 22,031 shares of restricted stock and (iii) the Fixed Amount Mr. Thomas will receive is $2,500,000. Mr. Thomas was awarded an additional 1,000 shares of restricted stock in March of 2001.

      MICHAEL A. GROSSMAN EMPLOYMENT AGREEMENT. On December 5, 2000, the Corporation entered into an employment agreement with Michael A. Grossman (the "Grossman Agreement"). The terms and conditions of the Grossman Agreement are generally similar to those of the Amended and Restated Jones Agreement, except that (i) the Grossman Agreement provides for an initial three year term, and a constant one year term, (ii) Mr. Grossman's initial base salary is $315,000,
(iii) in March 2001, Mr. Grossman was awarded 18,519 shares of restricted stock in addition to the 4,000 shares of restricted stock previously granted to him in 1999, and Mr. Grossman's Tax Gross-Up Payments will be made for each tax year when there is a vesting of restricted stock, (iv) the Fixed Amount Mr. Grossman will receive is $1,000,000 and (v) should Mr. Grossman terminate his employment following a change in control, Mr. Grossman's termination will not be treated as a termination for good reason.

EXECUTIVE COMPENSATION AND OPTION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      There are no interlocking relationships involving the Corporation's Board of Directors which require disclosure under the executive compensation rules of the SEC.

REPORT OF THE EXECUTIVE COMPENSATION AND OPTION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

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

      BASE SALARIES. The base compensation levels for the Corporation's executive officers in 2000 were set to compensate the executive officers for the functions they will perform as well as to be consideration for certain non-competition provisions in the agreements, and were based on the employment agreements entered into in December 1997, as amended and restated in July 1999. The Corporation believes that the base salaries generally are appropriate as base compensation to compensate the Corporation's executive officers for the functions they perform and other considerations. Base salaries will be reviewed annually and may be increased by the Executive Compensation and Option Committee or the Chief Executive Officer, as the case may be, in accordance with certain criteria determined primarily on the basis of growth of revenues and funds from operations per share of Common Stock and on the basis of certain other factors, which include (i) individual performance, (ii) the functions performed by the executive officer and (iii) changes in the compensation peer group in which the Corporation competes for executive talent. The weight given such factors by the Executive Compensation and Option Committee may vary from individual to individual.

      ANNUAL BONUS COMPENSATION. The Corporation's policy of awarding annual cash bonuses is designed to specifically relate executive pay to Corporation and individual performance. As a pay-for-performance program, cash bonuses provide financial rewards for the achievement of substantive Corporation objectives. Actual awards paid are based primarily on actual Corporation performance. During 2000, discretionary incentive and merit cash bonuses in recognition of services performed during fiscal 2000 were awarded as follows: $440,000 to Mitchell E. Hersh, $380,000 to Timothy M. Jones, $250,000 to Barry Lefkowitz, $185,000 to Roger W. Thomas and $160,000 to Michael A. Grossman.

      EMPLOYEE STOCK OPTION PLAN. The Corporation has two Employee Stock Option
Plans: the Employee Stock Option Plan of Mack-Cali Realty Corporation (the "Employee Plan") and the 2000 Employee Stock Option Plan (the "2000 Employee Plan"). References to "Employee Stock Option Plan" herein refer to the Employee Plan and the 2000 Employee Plan, collectively. Awards are granted under the Employee Stock Option Plan based on a number of factors, including (i) the executive officer's or key employee's position in the Corporation, (ii) his or her performance and responsibilities,
(iii) the extent to which he or she already holds an equity stake in the Corporation, (iv) equity participation levels of comparable executives and key employees at other companies in the compensation peer group and (v) individual contribution to the success of the Corporation's financial performance. However, the Employee Stock Option Plan does not provide any formulated method for weighing these factors, and a decision to grant an award is based primarily upon the Executive Compensation and Option Committee's evaluation of the past as well as the future anticipated performance and responsibilities of the individual in question. During 2000, options were granted to Mitchell E. Hersh 200,000, Timothy M. Jones 120,000, Barry Lefkowitz 100,000, Roger W. Thomas 100,000 and Michael A. Grossman 30,000, subject to a multi-year vesting schedule. The Corporation's Employee Stock Option Plan relates closely to traditional forms of equity oriented compensation in the commercial real estate industry. The purpose of the option and other stock based grants is to aid the Corporation in attracting and retaining quality employees, all advancing the interest of the Corporation's stockholders by offering employees an incentive to maximize their efforts to promote the Corporation's economic performance. In addition, to assist the Corporation in retaining employees and encouraging them to seek long-term appreciation in the value of the Corporation's stock, awards generally are not exercisable immediately upon grant, but instead vest over a specified period. Accordingly, an employee must remain with the Corporation for a specified period to enjoy the full economic benefit of an award.

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

      CHIEF EXECUTIVE OFFICER COMPENSATION. Mitchell E. Hersh, the Chief Executive Officer of the Corporation, received a base salary during 2000 of $1,050,000 pursuant to the employment agreement entered into in December 1997, as amended and restated in July 1999. Mr. Hersh also was paid a cash bonus of $440,000 in recognition of services performed during fiscal 2000. Mr. Hersh received no fees for his service as a Director of the Corporation during fiscal 2000. The Executive Compensation and Option Committee recognizes Mr. Hersh's contributions to the Corporation's operations and attempts to ensure that the Chief Executive Officer's compensation is commensurate with the compensation of chief executive officers of comparable corporations. The Board of Directors deemed such bonus and Mr. Hersh's total compensation appropriate in light of Mr. Hersh's substantial contribution to the Corporation's growth and success in 2000.

                                             EXECUTIVE COMPENSATION AND
                                             OPTION COMMITTEE OF THE
                                             BOARD OF DIRECTORS

                                             VINCENT TESE, CHAIRMAN
                                             MARTIN D. GRUSS
                                             ALAN G. PHILIBOSIAN

PERFORMANCE GRAPH

      The following graph compares total stockholder returns from December 31, 1995 through December 31, 2000 to the Standard & Poor's 500 Stock Index ("S&P 500") and to the National Association of Real Estate Investment Trusts, Inc.'s Equity REIT (excluding Health Care REITs) Total Return Index ("NAREIT"). The graph assumes that the value of the investment in the Corporation's Common Stock and in the S&P 500 and NAREIT indices was $100 at December 31, 1995 and that all dividends were reinvested. The Corporation's Common Stock's price on December 31, 1995 (on which the graph is based) was $21.875. The stockholder return shown on the following graph is not necessarily indicative of future performance.

                      COMPARISON OF CUMULATIVE TOTAL RETURN
                       AMONG MACK-CALI REALTY CORPORATION,
               THE S&P 500 INDEX AND THE NAREIT EQUITY REIT INDEX

            12/31/95   12/31/96   12/31/97   12/31/98   12/31/99   12/31/00
Mack-Cali     100       151.93     213.15     170.24     155.23     185.83
S&P 500       100       122.96     163.99     210.86     255.2      231.96
NAREIT        100       135.27     162.67     134.2      128        161.75

      3.    ITEM 12 IS HEREBY AMENDED AND RESTATED AS FOLLOWS:

      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            As of April 27, 2001, the Corporation owned a 79.9% general partnership interest in the Operating Partnership, assuming conversion of all preferred limited partnership units of the Operating Partnership into Units. Without giving effect to the preferred limited partnership units, the Corporation would own an 87.7% general partnership interest in the Operating Partnership as of such date.

            The following table sets forth information as of February 28, 2001 with respect to each person or group who is known by the Corporation, in reliance on Schedules 13D and 13G filed with the Securities and Exchange Commission (the "SEC"), to own beneficially more than 5% of the Corporation's outstanding shares of Common Stock. Except as otherwise noted below, all shares of Common Stock are owned beneficially by the individual or group listed with sole voting and/or investment power.

                                             Amount and Nature
                                               of Beneficial       Percent of Shares
Name of Beneficial Owner                          Ownership        Outstanding (%) (1)
------------------------                     ------------------    -------------------
The Mack Group (2)                                11,527,708              16.8
Cohen & Steers Capital Management, Inc. (3)        6,026,200              10.3
Morgan Stanley Dean Witter & Co.(4)                4,159,035               7.2
RREEF America, L.L.C. (5)                          3,844,750               6.7
Pacific Financial Research, Inc. (6)               3,152,800               5.4

------------------------

      (1) The total number of shares outstanding used in calculating this percentage does not include 14,316,544 shares reserved for issuance upon redemption or conversion of outstanding units of limited partnership interest ("Units") in the Operating Partnership through which the Corporation conducts its real estate activities, 2,000,000 shares reserved for issuance upon exercise of outstanding warrants to purchase Units ("Unit Warrants") or 7,921,325 shares reserved for issuance upon the exercise of stock options or warrants granted or reserved for possible grant to certain employees and directors of the Corporation, except in all cases where such Units, Unit Warrants, stock options or warrants are owned by the reporting person or group. This information is as of February 28, 2001.

      (2) Address: 11 Commerce Drive, Cranford, New Jersey 07016. The Mack Group (which is not a legal entity) is composed of certain directors and executive officers of the Corporation and their immediate families and related trusts and other persons. Share information is furnished in reliance on the Schedule 13G/A dated February 14, 2001 of the Mack Group filed with the SEC, which represents holdings as of December 31, 2000. This number represents shares for which the Mack Group has shared dispositive and voting power, and includes 3,361,560 common Units and 210,821 preferred Units convertible into 6,084,300 common Units, for a total of 9,445,860 common Units, redeemable for shares of Common Stock on a one-for-one basis, 1,681,368 vested Unit Warrants redeemable for shares of Common Stock and 337,980 vested stock options and warrants to purchase shares of Common Stock.

      (3) Address: 757 Third Avenue, New York, New York 10017. Based upon information provided to the Corporation by Cohen & Steers Capital Management, Inc. ("Cohen & Steers"), the Corporation believes that such shares are held for investment advisory clients and that Cohen & Steers disclaims beneficial ownership of those shares. Share information is furnished in reliance on the Schedule 13G/A dated February 12, 2001 of Cohen & Steers filed with the SEC, which represents holdings as of December 31, 2000. This number represents shares for which Cohen & Steers has sole dispositive power, and includes 5,022,400 shares for which Cohen & Steers has sole voting power.

      (4) Address: 1585 Broadway, New York, New York 10036. Share information is furnished in reliance on the Schedule 13G dated February 8, 2001 of Morgan Stanley Dean Witter & Co filed with the SEC, which represents holdings as of December 31, 2000. This number represents shares for which Morgan Stanley Dean Witter & Co has sole dispositive power, and includes 4,065,535 shares for which Morgan Stanley Dean Witter & Co has sole voting power.

      (5) Address: 875 North Michigan Avenue, 41st Floor, Chicago, Illinois 60611. Share information is furnished in reliance on the Schedule 13G of RREEF America, L.L.C. filed with the SEC on February

            15, 2001, which represents holdings as of December 31, 2000. This number represents shares for which RREEF America, L.L.C. has sole dispositive and voting power.

      (6) Address: 9601 Wilshire Boulevard, Suite 800, Beverly Hills, California 90210. Share information is furnished in reliance on the
            Schedule 13G dated February 13, 2001 of Pacific Financial Research, Inc. ("Pacific") filed with the SEC, which represents holdings as of December 31, 2000. This number represents shares for which Pacific has shared dispositive power, and includes 3,026,700 shares for which Pacific has shared voting power.

      4.    ITEM 13 IS HEREBY AMENDED AND RESTATED AS FOLLOWS:

      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            CALI AGREEMENT. On June 27, 2000, both Brant Cali and John R. Cali resigned their positions as officers of the Corporation, and Brant Cali resigned as a director of the Corporation. John R. Cali was appointed to the Board of Directors of the Corporation to take the seat previously held by Brant Cali. As required by Brant Cali and John R. Cali's employment agreements with the Corporation (i) the Corporation made severance payments to Brant Cali and John R. Cali in the amount of $2,820,156 and $2,805,576, respectively, (ii) the Corporation will permit Brant Cali and John R. Cali (and their dependents) to participate in the health and disability insurance programs of the Corporation for a period of four years from such date and (iii) all options to acquire shares of the Corporation's Common Stock and shares of restricted stock held by Brant Cali and John R. Cali became fully vested on the effective dates of their resignations from the Corporation.

            In connection with Brant Cali and John R. Cali's resignations, the Corporation agreed to nominate John J. Cali and John R. Cali for election as directors at the 2000 annual meeting of stockholders. They were so nominated and elected. If either John J. Cali or John R. Cali resign or are removed from the Board of Directors during their term, the members of the Cali family are entitled to designate a successor to John J. Cali, John R. Cali, or both. Any such successor will be subject to the prior approval of the Board of Directors, which approval shall not be unreasonably withheld. In addition, for as long as members of the Cali family (or entities wholly owned by the Cali family, Cali family trusts or the heirs of any member of the Cali Group) maintain at least the "Minimum Percentage" (as defined below) of the Cali family's aggregate equity position in the Units in the Operating Partnership (measured exactly as it existed on June 27, 2000), the Corporation has agreed to nominate one designee of the Cali family for election to the Board of Directors for a second and third three-year term, provided such person shall be subject to the prior approval of the Board of Directors, which approval shall not be unreasonably withheld. "Minimum Percentage" shall mean (i) 90% or (ii) 87.5%, if the Cali family's aggregate equity position in the Units in the Operating Partnership is reduced below 90% solely as a result of sales of Units to the Corporation.

            For as long as (i) the Cali family is represented on the Board of Directors, (ii) the Cali family (or entities wholly owned by the Cali family, Cali family trusts, or the heirs of any member of the Cali Group) maintains at least the Minimum Percentage of the Cali family's aggregate equity position in the Units of the Operating Partnership (measured exactly as it existed on June 27, 2000) and (iii) the Board of Directors determines in its reasonable discretion to continue the Executive Committee of the Board of Directors, the Cali family shall be entitled to designate John R. Cali or another Cali-designated board member to serve as a member of the Executive Committee of the Board of Directors, provided such person shall be subject to the prior approval of the Board of Directors, which approval may not be unreasonably withheld.

            In addition, John J. Cali will serve as a consultant to the Corporation and will be paid an annual salary of $150,000 until June 27, 2003.

            TAX PROTECTION AGREEMENTS. In connection with the completion of the Mack transaction in December 1997, as modified, the Corporation contractually agreed for a specified period of time not to sell or otherwise transfer the properties acquired thereby in a manner that would adversely affect the tax deferral of certain members of the Mack Group, subject to certain exceptions set forth in the relevant acquisition agreements. Members of the Mack Group include Mitchell E. Hersh, William
      L. Mack and Earle I. Mack.

            In connection with the Corporation's acquisition of 65 Class A properties from Robert Martin in January 1997, as modified, members of Robert Martin were granted certain limited protection with respect to the properties they contributed to the Corporation similar to that which was granted to members of the Mack Group. Members of Robert Martin include Martin S. Berger, Timothy M. Jones and Robert F. Weinberg.

            In connection with the agreement entered into on June 27, 2000 among the Corporation and certain members of the Cali Group, members of the Cali Group were granted certain limited tax protection with respect to the properties that they initially contributed to the Corporation upon its formation similar to that which was granted to members of the Mack Group. Members of the Cali Group include John J. Cali and John R. Cali.

            ACQUISITIONS AND OTHER TRANSACTIONS. Certain directors and executive officers of the Corporation (or members of their immediate families or related trusts) and persons who hold more than 5% of the outstanding shares of Common Stock (or Units in the Operating Partnership) had direct or indirect interests in certain transactions of the Corporation or the Operating Partnership in the last fiscal year as follows:

            The son of Martin S. Berger, a director of the Corporation, serves as an officer of a company which provides cleaning and other related services to certain of the Corporation's properties. During 2000, the Corporation incurred costs to this company for services rendered of approximately $3,164,000. As of December 31, 2000, the Corporation had accounts payable of approximately $108,000 to this company.

            The Corporation provides management, leasing and construction services to properties owned by third parties in which Martin S. Berger, a director of the Corporation, Robert F. Weinberg, a former director of the Corporation and a member of the Corporation's Advisory Board, and Timothy M. Jones, President of the Corporation, hold an ownership interest. During 2000, the Corporation recognized approximately $1,921,000 in revenues from these properties. As of December 31, 2000, the Corporation had total receivables from these properties of approximately $1,000,000.

            William L. Mack, a director of the Corporation, Earle I. Mack, a director of the Corporation, and their brothers David S. Mack and Fredric Mack, each a member of the Corporation's Advisory Board, are the executive officers, directors and shareholders of a corporation that entered into a lease in 2000 with Linwood Realty LLC, an affiliate of the Corporation, for approximately 7,801 square feet of office space at an annual rental rate of $206,727. The lease has a five year term which commenced on November 13, 2000 and will expire on November 30, 2005. The lease also provides for other payments as additional rent including electricity charges and increases in operating costs, utilities and real estate taxes.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Mack-Cali Realty, L.P.
                                          --------------------------
                                          (Registrant)

                                          By: Mack-Cali Realty Corporation,
                                                 its General Partner


Date: April 30, 2001                      By: /s/ BARRY LEFKOWITZ
                                              ------------------------
                                              Barry Lefkowitz
                                              Executive Vice President and Chief
                                              Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      SIGNATURE                         TITLE                                               DATE

/s/  WILLIAM L. MACK                    Chairman of the Board                          April 30, 2001
-------------------------
     William L. Mack

  /s/ MITCHELL E. HERSH                 Chief Executive Officer and Director           April 30, 2001
  -----------------------
    Mitchell E. Hersh

 /s/  JOHN J. CALI                      Chairman Emeritus                              April 30, 2001
 -----------------------
       John J. Cali

/s/  BRENDAN T. BYRNE                   Director                                       April 30, 2001
-------------------------
     Brendan T. Byrne

  /s/  JOHN R. CALI                     Director                                       April 30, 2001
----------------------
     John R. Cali

/S/  NATHAN GANTCHER                    Director                                       April 30, 2001
-------------------------
     Nathan Gantcher

/S/  MARTIN D. GRUSS                    Director                                       April 30, 2001
-------------------------
     Martin D. Gruss

/S/  EARLE I. MACK                      Director                                       April 30, 2001
-------------------------
      Earle I. Mack

/S/  ALAN G. PHILIBOSIAN                Director                                       April 30, 2001
-------------------------
   Alan G. Philibosian

/S/  IRVIN D. REID                      Director                                       April 30, 2001
-------------------------
      Irvin D. Reid

/s/  VINCENT TESE                       Director                                       April 30, 2001
-------------------------
       Vincent Tese

/S/  ROBERT F. WEINBERG                 Director                                       April 30, 2001
-------------------------
    Robert F. Weinberg

/s/ ROY J. ZUCKERBERG                   Director                                       April 30, 2001
-------------------------
    Roy J. Zuckerberg