Form 10-Q
period 2001-03-31
MACK CALI REALTY L P
filed 2001-05-14
CIK 1067063

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
                                      OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from...............to...............................
Commission file number 333-57103-01

                             Mack-Cali Realty, L.P.
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                            22-3315804
--------------------------------                      --------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                        Identification Number)



               11 Commerce Drive, Cranford, New Jersey 07016-3501
 ------------------------------------------------------------------------------
                     (Address or principal executive office)
                                   (Zip Code)

                                 (908) 272-8000
 ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
 ------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) YES /X/ NO / / and (2) has been subject to such filing requirements for the past ninety (90) days
YES /X/ NO / /.

                             MACK-CALI REALTY, L.P.

                                    FORM 10-Q

                                      INDEX

PART I  FINANCIAL INFORMATION                                               PAGE

        Item 1. Financial Statements:

                Consolidated Balance Sheets as of March 31, 2001
                  and December 31, 2000.....................................  4

                Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000.............................  5

                Consolidated Statement of Changes in Partners' Capital
                  for the three months ended March 31, 2001.................  6

                Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000.............................  7

                Notes to Consolidated Financial Statements..................  8

        Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations................................. 26

        Item 3. Quantitative and Qualitative Disclosures about Market Risk.. 33

PART II OTHER INFORMATION AND SIGNATURES

        Item 1. Legal Proceedings........................................... 34

        Item 2. Changes in Securities and Use of Proceeds................... 34

        Item 3. Defaults Upon Senior Securities............................. 34

        Item 4. Submission of Matters to a Vote of Security Holders......... 34

        Item 5. Other Information........................................... 34

        Item 6. Exhibits.................................................... 35

                Signatures.................................................. 38

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

        The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in Mack-Cali Realty, L.P.'s Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2000.

        The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.


MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT UNIT AMOUNTS)
===================================================================================================================

                                                                                      (UNAUDITED)
                                                                                        March 31,      December 31,
ASSETS                                                                                      2001             2000
-------------------------------------------------------------------------------------------------------------------
Rental property
   Land and leasehold interests                                                      $   475,923      $   542,841
   Buildings and improvements                                                          2,615,080        2,934,383
   Tenant improvements                                                                   108,466          106,208
   Furniture, fixtures and equipment                                                       6,732            6,445
-----------------------------------------------------------------------------------------------------------------
                                                                                       3,206,201        3,589,877
   Less - accumulated depreciation and amortization                                     (294,786)        (302,932)
-----------------------------------------------------------------------------------------------------------------
                                                                                       2,911,415        3,286,945
   Rental property held for sale, net                                                    469,320          107,458
-----------------------------------------------------------------------------------------------------------------
     Net investment in rental property                                                 3,380,735        3,394,403
Cash and cash equivalents                                                                 11,720           13,179
Investments in unconsolidated joint ventures                                             117,389          101,438
Unbilled rents receivable, net                                                            54,274           50,499
Deferred charges and other assets, net                                                   100,197          102,655
Restricted cash                                                                            7,521            6,557
Accounts receivable, net of allowance for doubtful accounts
     of $838 and $552                                                                      9,223            8,246
-----------------------------------------------------------------------------------------------------------------

Total assets                                                                         $ 3,681,059      $ 3,676,977
=================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------
Senior unsecured notes                                                               $ 1,096,477      $   798,099
Revolving credit facilities                                                               85,000          348,840
Mortgages and loans payable                                                              480,707          481,573
Distributions payable                                                                     43,483           43,496
Accounts payable and accrued expenses                                                     52,392           53,608
Rents received in advance and security deposits                                           35,347           31,146
Accrued interest payable                                                                  10,118           17,477
-----------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                 1,803,524        1,774,239
-----------------------------------------------------------------------------------------------------------------

Minority interest in consolidated partially-owned properties                                  --            1,925

Commitments and contingencies

PARTNERS' CAPITAL:
Preferred units, 220,304 and 220,304 units outstanding                                   226,005          226,005
General partner, 56,961,704 and 56,980,893 common units outstanding                    1,432,687        1,453,290
Limited partners, 7,957,525 and 7,963,725 common units outstanding                       210,319          212,994
Unit warrants, 2,000,000 and 2,000,000 outstanding                                         8,524            8,524
-----------------------------------------------------------------------------------------------------------------
     Total partners' capital                                                           1,877,535        1,900,813
-----------------------------------------------------------------------------------------------------------------

Total liabilities and partners' capital                                              $ 3,681,059      $ 3,676,977
=================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS) (UNAUDITED)
================================================================================================================

                                                                                          Three Months Ended
                                                                                               March 31,
REVENUES                                                                                  2001           2000
----------------------------------------------------------------------------------------------------------------
Base rents                                                                           $ 125,376      $ 121,598
Escalations and recoveries from tenants                                                 14,762         16,668
Parking and other                                                                        2,346          3,322
Equity in earnings of unconsolidated joint ventures                                      3,409          1,137
Interest income                                                                            613            254
-------------------------------------------------------------------------------------------------------------
     Total revenues                                                                    146,506        142,979
-------------------------------------------------------------------------------------------------------------

EXPENSES
-------------------------------------------------------------------------------------------------------------
Real estate taxes                                                                       15,287         14,704
Utilities                                                                               11,956         10,379
Operating services                                                                      17,879         17,742
General and administrative                                                               6,010          6,113
Depreciation and amortization                                                           23,484         22,182
Interest expense                                                                        28,365         26,426
-------------------------------------------------------------------------------------------------------------
     Total expenses                                                                    102,981         97,546
-------------------------------------------------------------------------------------------------------------
Income before realized and unrealized (loss)/gain on disposition of
   rental property and minority interest                                                43,525         45,433
Realized and unrealized (loss)/gain on disposition of rental property                  (20,563)         2,248
-------------------------------------------------------------------------------------------------------------
Income before minority interest                                                         22,962         47,681
Minority interest in consolidated partially-owned properties                                --          2,090
-------------------------------------------------------------------------------------------------------------
Net income                                                                              22,962         45,591
Preferred unit distributions                                                            (3,879)        (3,869)
-------------------------------------------------------------------------------------------------------------

Net income available to common unitholders                                           $  19,083      $  41,722
=============================================================================================================

Basic earnings per unit                                                              $    0.29      $    0.63

Diluted earnings per unit                                                            $    0.29      $    0.62
-------------------------------------------------------------------------------------------------------------

Distributions declared per common unit                                               $    0.61      $    0.58
-------------------------------------------------------------------------------------------------------------

Basic weighted average units outstanding                                                64,767         66,428

Diluted weighted average units outstanding                                              64,994         73,191
-------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (IN THOUSANDS) (UNAUDITED)
====================================================================================================================================

                                           General   Limited
                                Preferred  Partner   Partner      Unit    Preferred    General      Limited      Unit
                                    Units    Units     Units  Warrants  Unitholders    Partner     Partners   Warrants        Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2001            220   56,981     7,964    2,000    $226,005   $1,453,290     $212,994     $8,524   $1,900,813
   Net income                          --       --        --       --       3,879       16,738        2,345         --       22,962
   Distributions                       --       --        --       --      (3,879)     (34,750)      (4,854)        --      (43,483)
   Redemption of limited
     partner units for
     shares of common stock            --        6        (6)      --          --          166         (166)        --           --
   Contributions - proceeds
     from stock
     options exercised                 --       20        --       --          --          508           --         --          508
   Deferred compensation
     plan for directors                --       --        --       --          --           39           --         --           39
   Issuance of Restricted
     Stock Awards                      --       94        --       --          --           --           --         --           --
   Amortization of stock
     compensation                      --       --        --       --          --          301           --         --          301
   Cancellation of Restricted
     Stock Awards                      --       (7)       --       --          --           --           --         --           --
   Repurchase of general
     partner units                     --     (132)       --       --          --       (3,605)          --         --       (3,605)
------------------------------------------------------------------------------------------------------------------------------------

Balance at March 31, 2001             220   56,962     7,958    2,000    $226,005   $1,432,687     $210,319     $8,524   $1,877,535
====================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)
===================================================================================================================

                                                                                          Three Months Ended
                                                                                               March 31,
CASH FLOWS FROM OPERATING ACTIVITIES                                                      2001           2000
-------------------------------------------------------------------------------------------------------------------
Net income                                                                           $  22,962      $  45,591
Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                                    23,484         22,182
       Amortization of stock compensation                                                  301            165
       Amortization of deferred financing costs and debt discount                        1,230            901
       Equity in earnings of unconsolidated joint ventures                              (3,409)        (1,137)
       Realized and unrealized loss/(gain) on disposition of rental property            20,563         (2,248)
       Minority interest in consolidated partially-owned properties                         --          2,090
Changes in operating assets and liabilities:
       Increase in unbilled rents receivable, net                                       (3,775)        (2,133)
       Increase in deferred charges and other assets, net                               (3,582)        (2,857)
       Increase in accounts receivable, net                                               (977)        (2,045)
       Decrease in accounts payable and accrued expenses                                (1,216)       (12,720)
       Increase in rents received in advance and security deposits                       4,392          2,245
       Decrease in accrued interest payable                                             (7,359)       (10,996)
-------------------------------------------------------------------------------------------------------------

     Net cash provided by operating activities                                       $  52,614      $  39,038
=============================================================================================================

CASH FLOWS FROM INVESTING ACTIVITIES
-------------------------------------------------------------------------------------------------------------
Additions to rental property                                                         $ (49,382)     $ (39,801)
Repayment of mortgage note receivable                                                    5,983             --
Investments in unconsolidated joint ventures                                           (11,244)        (2,625)
Distributions from unconsolidated joint ventures                                        17,146          1,299
Proceeds from sales of rental property                                                      --          4,179
(Increase) decrease in restricted cash                                                    (964)           691
-------------------------------------------------------------------------------------------------------------

     Net cash used in investing activities                                           $ (38,461)     $ (36,257)
=============================================================================================================

CASH FLOWS FROM FINANCING ACTIVITIES
-------------------------------------------------------------------------------------------------------------
Proceeds from senior unsecured notes                                                 $ 298,269      $      --
Proceeds from revolving credit facilities                                               65,497         67,876
Repayments of revolving credit facilities                                             (329,337)       (28,668)
Repayments of mortgages and loans payable                                                 (866)          (869)
Distributions to minority interest in partially-owned properties                            --         (1,193)
Repurchase of general partner units                                                     (3,605)            --
Payment of financing costs                                                              (2,582)           (42)
Proceeds from stock options exercised                                                      508            117
Payment of distributions                                                               (43,496)       (42,499)
-------------------------------------------------------------------------------------------------------------

     Net cash used in financing activities                                           $ (15,612)     $  (5,278)
=============================================================================================================

Net decrease in cash and cash equivalents                                            $  (1,459)     $  (2,497)
Cash and cash equivalents, beginning of period                                          13,179          8,671
-------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                             $  11,720      $   6,174
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

1.    ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION
Mack-Cali Realty, L.P., a Delaware limited partnership, and its subsidiaries (the "Operating Partnership") was formed on May 31, 1994 to conduct the business of leasing, management, acquisition, development, construction and tenant-related services for its sole general partner, Mack-Cali Realty Corporation and its subsidiaries (the "Corporation" or "General Partner"). The Operating Partnership, through its operating divisions and subsidiaries, including the Mack-Cali property-owning partnerships and limited liability companies (collectively, the "Property Partnerships"), as described below, is the entity through which all of the General Partner's operations are conducted. The Property Partnerships, not a legal entity, consist of partnerships and limited liability companies which are engaged in the ownership and operation of the Properties (as hereinafter defined) of the Operating Partnership.

The General Partner is a fully integrated, self-administered, self-managed real estate investment trust ("REIT"). The General Partner controls the Operating Partnership as its sole general partner, and owned an 87.7 percent and 87.7 percent common unit interest in the Operating Partnership as of March 31, 2001 and December 31, 2000, respectively.

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

As of March 31, 2001, the Operating Partnership owned or had interests in 268 properties plus developable land (collectively, the "Properties"). The Properties aggregate approximately 28.6 million square feet, and are comprised of 165 office buildings and 90 office/flex buildings totaling approximately 28.2 million square feet (which includes eight office buildings and one office/flex building aggregating 1.4 million square feet, owned by unconsolidated joint ventures in which the Operating Partnership has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, two multi-family residential complexes consisting of 451 units, two stand-alone retail properties and three land leases. The Properties are located in 11 states, primarily in the Northeast, plus the District of Columbia.

BASIS OF PRESENTATION
The accompanying consolidated financial statements include all accounts of the Operating Partnership and its controlled subsidiaries, including the Property Partnerships. See Investments in Unconsolidated Joint Ventures in Note 2 for the Operating Partnership's treatment of unconsolidated joint venture interests. All significant intercompany accounts and transactions have been eliminated.

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

2.    SIGNIFICANT ACCOUNTING POLICIES

RENTAL
PROPERTY Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition and development of rental properties are capitalized. Capitalized development costs include interest, property taxes, insurance and other project costs incurred during the period of development. Included in total rental property is construction-in-progress of $119,173 and $188,077 as of March 31, 2001 and December 31, 2000, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

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

PARTIALLY-OWNED
PROPERTIES      The Operating Partnership controlled operations of the
                partially-owned properties and has consolidated the financial position and results of operations of partially-owned properties in the financial statements of the Operating Partnership. The equity interests of the other members are reflected as minority interest in consolidated partially-owned properties in the consolidated financial statements of the Operating Partnership.

CASH AND CASH
EQUIVALENTS     All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

DEFERRED
FINANCING
COSTS Costs incurred in obtaining financing are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $1,121 and $901 for the three months ended March 31, 2001 and 2000, respectively.

DEFERRED
LEASING COSTS   Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.
                Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees provide leasing services to the Properties and receive compensation based on space leased. The portion of such compensation, which is capitalized and amortized, approximated
                $740 and $693 for the three months ended March 31, 2001 and 2000, respectively.

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

DISTRIBUTIONS
PAYABLE The distributions payable at March 31, 2001 represents distributions payable to common unitholders of record as of April 4, 2001 (64,925,229 common units), and preferred distributions payable to preferred unitholders (220,340 preferred units) for the first quarter 2001. The first quarter 2001 common unit distribution of $0.61 per common unit, as well as the first quarter preferred unit distribution of $17.6046 per preferred unit, were approved by the Board of Directors of the General Partner on March 16, 2001 and paid on April 23, 2001.

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

3.    ACQUISITIONS AND OTHER TRANSACTIONS

OPERATING PROPERTY ACQUISITIONS
The Operating Partnership acquired the following operating properties during the three months ended March 31, 2001:


---------------------------------------------------------------------------------------------------------------------
                                                                                                       Investment by
Acquisition                                                                       # of     Rentable        Operating
Date            Property/Portfolio Name     Location                            Bldgs.  Square Feet  Partnership (a)
---------------------------------------------------------------------------------------------------------------------
OFFICE/FLEX
2/14/01         31 & 41 Twosome Drive (b)   Moorestown, Burlington County, NJ        2      127,250           $7,155
---------------------------------------------------------------------------------------------------------------------

Total Operating Property Acquisitions:                                               2      127,250           $7,155
=====================================================================================================================


(a) Transactions were funded primarily from net proceeds received in the sale of a rental property as well as the Operating Partnership's cash reserves.
(b) The properties were acquired through the exercise of a purchase option obtained in the initial acquisition of the McGarvey portfolio in January 1998.

PROPERTIES PLACED IN SERVICE
The Operating Partnership placed in service the following properties through the completion of development during the three months ended March 31, 2001:


---------------------------------------------------------------------------------------------------------------------
                                                                                                       Investment by
Date Placed                                                                       # of     Rentable        Operating
in Service       Property/Portfolio Name    Location                            Bldgs.  Square Feet  Partnership (a)
---------------------------------------------------------------------------------------------------------------------
OFFICE
1/15/01          105 Eisenhower Parkway     Roseland, Essex County, NJ               1      220,000          $41,781
3/01/01          8181 East Tufts Avenue     Denver, Denver County, CO                1      185,254           33,381
---------------------------------------------------------------------------------------------------------------------

Total Properties Placed in Service                                                   2      405,254          $75,162
=====================================================================================================================


(a) Transactions were funded primarily through draws on the Operating Partnership's revolving credit facilities and amounts presented are as of March 31, 2001.

LAND ACQUISITIONS
On January 5, 2001, the Operating Partnership acquired approximately 7.1 acres of developable land located in Littleton, Arapahoe County, Colorado. The land was acquired for approximately $2,711. When the Operating Partnership had committed itself to acquire the land, the Operating Partnership had intended to develop the site consistent with its then business strategy. Due to a change in the Operating Partnership's strategy, this land is now being held for sale (see
Note 7).


4.    INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

PRU-BETA 3 (NINE CAMPUS DRIVE)
On March 27, 1998, the Operating Partnership acquired a 50 percent interest in an existing joint venture with The Prudential Insurance Company of America ("Prudential"), known as Pru-Beta 3, which owns and operates Nine Campus Drive, a 156,495 square-foot office building, located in the Mack-Cali Business Campus office complex in Parsippany, Morris County, New Jersey. The Operating Partnership performs management and leasing services for the property owned by the joint venture and recognized $37 and $37 in fees for such services in the three months ended March 31, 2001 and 2000, respectively.

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

  SUMMIT RIDGE
  Summit Ridge is an office complex of three one-story buildings aggregating 133,841 square feet located in San Diego, San Diego County, California, which was constructed and placed in service by the venture. On January 29, 2001, the venture sold the office complex for approximately $17,450.

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

G&G MARTCO (CONVENTION PLAZA)
On April 30, 1998, the Operating Partnership acquired a 49.9 percent interest in an existing joint venture, known as G&G Martco, which owns Convention Plaza, a 305,618 square-foot office building, located in San Francisco, San Francisco County, California. A portion of its initial investment was financed through the issuance of common units, as well as funds drawn from the Operating Partnership's credit facilities. Subsequently, on June 4, 1999, the Operating Partnership acquired an additional 0.1 percent interest in G&G Martco through the issuance of common units. The Operating Partnership performs management and leasing services for the property owned by the joint venture and recognized $54 and $52 in fees for such services in the three months ended March 31, 2001 and 2000, respectively.

AMERICAN FINANCIAL EXCHANGE L.L.C.
On May 20, 1998, the Operating Partnership entered into a joint venture agreement with Columbia Development Company, L.L.C. to form American Financial Exchange L.L.C. The venture was initially formed to acquire land for future development, located on the Hudson River waterfront in Jersey City, Hudson County, New Jersey, adjacent to the Operating Partnership's Harborside Financial Center office complex. The Operating Partnership holds a 50 percent interest in the joint venture. Among other things, the partnership agreement provides for a preferred return on the Operating Partnership's invested capital in the venture, in addition to the Operating Partnership's proportionate share of the venture's profit, as defined in the agreement. The joint venture acquired land on which it constructed a parking facility, which is currently leased to a parking operator under a 10-year agreement. Such parking facility serves a ferry service between the Operating Partnership's Harborside property and Manhattan. In the fourth quarter 2000, the Operating Partnership started construction of a 575,000 square-foot office building and terminated the parking agreement on certain of the land owned by the venture. The total costs of the project are currently projected to be approximately $140,000. The project, which is currently 100 percent pre-leased, is anticipated to be completed in the third quarter 2002.

RAMLAND REALTY ASSOCIATES L.L.C. (ONE RAMLAND ROAD)
On August 20, 1998, the Operating Partnership entered into a joint venture agreement with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C. The venture was formed to own, manage and operate One Ramland Road, a 232,000 square-foot office/flex building plus adjacent developable land, located in Orangeburg, Rockland County, New York. In August 1999, the joint venture completed redevelopment of the property and placed the office/flex building in service. The Operating Partnership holds a 50 percent interest in the joint venture. The Operating Partnership performs management, leasing and other services for the property owned by the joint venture and recognized $18 and $123 in fees for such services in the three months ended March 31, 2001 and 2000, respectively.

ASHFORD LOOP ASSOCIATES L.P. (1001 SOUTH DAIRY ASHFORD/2100 WEST LOOP SOUTH)
On September 18, 1998, the Operating Partnership entered into a joint venture agreement with Prudential to form Ashford Loop Associates L.P. The venture was formed to own, manage and operate 1001 South Dairy Ashford, a 130,000 square-foot office building acquired on September 18, 1998 and 2100 West Loop South, a 168,000 square-foot office building acquired on November 25, 1998, both located in Houston, Harris County, Texas. The Operating Partnership holds a 20 percent interest in the joint venture. The joint venture may be required to pay additional consideration due to earn-out provisions in the acquisition contracts. Subsequently, through March 31, 2001, the venture paid $19,907 ($3,943 representing the Operating Partnership's share) in accordance with earn-out provisions in the acquisition contracts. The Operating Partnership performs management and leasing services for the properties owned by the joint venture and recognized $47 and $30 in fees for such services in the three months ended March 31, 2001 and 2000, respectively.

ARCAP INVESTORS, L.L.C.
On March 18, 1999, the Operating Partnership invested in ARCap Investors, L.L.C., a joint venture with several participants, which was formed to invest in sub-investment grade tranches of commercial mortgage-backed securities ("CMBS"). The Operating Partnership has invested $20,000 in the venture. William L. Mack, Chairman of the Board of Directors of the Corporation and an equity holder in the Operating Partnership, is a principal of the managing member of the venture. At March 31, 2001, the venture held approximately $754,819 face value of CMBS bonds at an aggregate cost of $390,680.

SOUTH PIER AT HARBORSIDE HOTEL DEVELOPMENT
On November 17, 1999, the Operating Partnership entered into an agreement with Hyatt Corporation to develop a 350-room hotel on the Operating Partnership's South Pier at Harborside Financial Center, Jersey City, Hudson County, New Jersey. In July 2000, the joint venture began development of the hotel project.

NORTH PIER AT HARBORSIDE RESIDENTIAL DEVELOPMENT
On August 5, 1999, the Operating Partnership entered into an agreement which provided for the contribution of its North Pier at Harborside Financial Center, Jersey City, Hudson County, New Jersey to a joint venture with Lincoln Property Company Southwest, Inc., in exchange for cash and an equity interest in the venture. In April 2001, the Operating Partnership sold the North Pier to the joint venture and retained an equity interest. The venture intends to develop residential housing on the property for rental.

MC-SJP MORRIS V REALTY, LLC AND MC-SJP MORRIS VI REALTY, LLC
On August 24, 2000, the Operating Partnership entered into a joint venture with SJP Properties Company ("SJP Properties") to form MC-SJP Morris V Realty, LLC and MC-SJP Morris VI Realty, LLC, which acquired approximately
47.5 acres of developable land located in Parsippany, Morris County, New Jersey. The land was acquired for approximately $16,193.

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the financial position of the unconsolidated joint ventures in which the Operating Partnership had investment interests as of March 31, 2001 and December 31, 2000:


                                                                          March 31, 2001
                                  -----------------------------------------------------------------------------------------------
                                                                  American                            MC-SJP
                                                             G&G  Financial Ramland  Ashford          Morris  Harborside Combined
                                    Pru-Beta 3     HPMC   Martco  Exchange   Realty     Loop  ARCap   Realty  South Pier    Total
---------------------------------------------------------------------------------------------------------------------------------
ASSETS:
   Rental property, net                $20,568  $65,607 $ 10,359   $31,724  $18,730  $37,788 $     --  $17,271  $22,270 $224,317
   Other assets                          1,756   29,266    3,020     3,076    4,513      535  426,230       96       --  468,492
--------------------------------------------------------------------------------------------------------------------------------

   Total assets                        $22,324  $94,873 $ 13,379   $34,800  $23,243  $38,323 $426,230  $17,367  $22,270 $692,809
================================================================================================================================
LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
   Mortgages and loans payable         $    --  $54,401 $ 50,000   $    --  $16,492  $    -- $210,000  $16,028  $ 7,762 $354,683
   Other liabilities                       122    2,362    1,691    10,312      213      499      755       --    4,353   20,307
   Partners'/members' capital           22,202   38,110  (38,312)   24,488    6,538   37,824  215,475    1,339   10,155  317,819
--------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and
   partners'/members' capital          $22,324  $94,873 $ 13,379   $34,800  $23,243  $38,323 $426,230  $17,367  $22,270 $692,809
================================================================================================================================
Operating Partnership's net
   investment in unconsolidated
   joint ventures                      $15,502  $36,727 $  3,809   $25,500  $ 2,841  $ 7,913 $ 19,759  $   173  $ 5,165 $117,389
--------------------------------------------------------------------------------------------------------------------------------


                                                                        December 31, 2000
                                  -----------------------------------------------------------------------------------------------
                                                                  American                            MC-SJP
                                                             G&G  Financial Ramland  Ashford          Morris  Harborside Combined
                                    Pru-Beta 3     HPMC   Martco  Exchange   Realty     Loop  ARCap   Realty  South Pier    Total
---------------------------------------------------------------------------------------------------------------------------------
ASSETS:
   Rental property, net                $20,810 $ 78,119 $ 10,589   $12,546  $18,947  $37,665 $     --       --       -- $178,676
   Other assets                          2,737   27,082    2,508    11,851    4,755      849  310,342       --       --  360,124
--------------------------------------------------------------------------------------------------------------------------------

   Total assets                        $23,547 $105,201 $ 13,097   $24,397  $23,702  $38,514 $310,342       --       -- $538,800
================================================================================================================================
LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
   Mortgages and loans payable         $    -- $ 63,486 $ 50,000   $    --  $16,666  $    -- $129,562       --      --  $259,714
   Other liabilities                       160    5,035    1,368     9,400      522    1,005    3,750       --      --    21,240
   Partners'/members' capital           23,387   36,680  (38,271)   14,997    6,514   37,509  177,030       --      --   257,846
--------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and
   partners'/members' capital          $23,547 $105,201 $ 13,097   $24,397  $23,702  $38,514 $310,342       --      --  $538,800
================================================================================================================================
Operating Partnership's net
   investment in unconsolidated
   joint ventures                      $16,110 $ 35,079 $  3,973   $15,809  $ 2,782  $ 7,874 $ 19,811       --      --  $101,438
--------------------------------------------------------------------------------------------------------------------------------

The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Operating Partnership had investment interests during the three months ended March 31, 2001 and 2000:


                                                                     Three Months Ended March 31, 2001
                                  -------------------------------------------------------------------------------------------------
                                                                  American                            MC-SJP
                                                             G&G  Financial Ramland  Ashford          Morris  Harborside Combined
                                    Pru-Beta 3     HPMC   Martco  Exchange   Realty     Loop  ARCap   Realty  South Pier    Total
-----------------------------------------------------------------------------------------------------------------------------------

Total revenues                          $1,254   $ 5,512    $2,722    $221     $ 969    $1,575   $19,354      --     --  $31,607
Operating and other expenses              (413)     (729)     (806)    (34)     (344)     (718)   (1,841)     --     --   (4,885)
Depreciation and amortization             (294)   (1,823)     (389)    (15)     (246)     (231)       --      --     --   (2,998)
Interest expense                            --    (1,376)     (985)     --      (355)       --    (3,014)     --     --   (5,730)
-----------------------------------------------------------------------------------------------------------------------------------

Net income                              $  547   $ 1,584    $  542    $172     $  24    $  626   $14,499      --     --  $17,994
===================================================================================================================================
Operating Partnership's equity in
   earnings of unconsolidated
   joint ventures                       $  258   $ 2,152    $  171    $172     $  59    $   97   $   500      --     --  $ 3,409
-----------------------------------------------------------------------------------------------------------------------------------


                                                                     Three Months Ended March 31, 2000
                                  -----------------------------------------------------------------------------------------------
                                                                  American                            MC-SJP
                                                             G&G  Financial Ramland  Ashford          Morris  Harborside Combined
                                    Pru-Beta 3     HPMC   Martco  Exchange   Realty     Loop  ARCap   Realty  South Pier    Total
---------------------------------------------------------------------------------------------------------------------------------

Total revenues                          $1,234    $1,056    $2,712      $250   $ 978    $1,363    $6,544      --     --  $14,137
Operating and other expenses              (418)     (174)     (760)      (31)   (317)     (630)     (571)     --     --   (2,901)
Depreciation and amortization             (306)     (341)     (426)      (13)   (241)     (193)       --      --     --   (1,520)
Interest expense                            --      (327)     (875)       --    (369)       --      (769)     --     --   (2,340)
----------------------------------------------------------------------------------------------------------------------------------

Net income                              $  510    $  214    $  651      $206   $  51    $  540    $5,204      --     --  $ 7,376
==================================================================================================================================
Operating Partnership's equity in
   earnings of unconsolidated
   joint ventures                       $  216    $   --    $  169      $206   $  25    $  121    $  400      --     --  $ 1,137
----------------------------------------------------------------------------------------------------------------------------------

5.    DEFERRED CHARGES AND OTHER ASSETS


                                                   March 31,      December 31,
                                                       2001              2000
-------------------------------------------------------------------------------
Deferred leasing costs                            $  82,968         $  80,667
Deferred financing costs                             25,864            23,085
-------------------------------------------------------------------------------
                                                    108,832           103,752
Accumulated amortization                            (29,757)          (26,303)
-------------------------------------------------------------------------------
Deferred charges, net                                79,075            77,449
Prepaid expenses and other assets                    21,122            25,206
-------------------------------------------------------------------------------

Total deferred charges and other assets, net      $ 100,197         $ 102,655
===============================================================================


6.    RESTRICTED CASH

Restricted cash includes security deposits for the Operating Partnership's residential properties and certain commercial properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following:


                                                    March 31,     December 31,
                                                        2001             2000
-------------------------------------------------------------------------------
Security deposits                                     $7,436           $6,477
Escrow and other reserve funds                            85               80
-------------------------------------------------------------------------------

Total restricted cash                                 $7,521           $6,557
===============================================================================


7.    RENTAL PROPERTY HELD FOR SALE

As of March 31, 2001, the Operating Partnership has identified 43 office properties, aggregating approximately 5.1 million square feet, a multi-family residential property and two land parcels as held for sale. These properties are located in Texas, Arizona, Colorado, Iowa, Florida and southern New Jersey. Such properties carried an aggregate book value of $469,320, net of accumulated depreciation of $36,110 and a valuation allowance of $20,563.

As of December 31, 2000, the Operating Partnership had identified 10 office properties, aggregating approximately 1.6 million square feet, and a land parcel as held for sale. These properties are located in San Antonio, Texas or Houston, Texas. Such properties carried an aggregate book value of $107,458, net of accumulated depreciation of $7,019.

The following is a summary of the condensed results of operations of the rental properties held for sale at March 31, 2001 for the three months ended March 31, 2001 and 2000:


                                                  Three Months   Ended March 31,
                                                        2001          2000
--------------------------------------------------------------------------------
Total revenues                                       $22,149       $21,720
Operating and other expenses                          (9,591)       (8,716)
Depreciation                                          (2,468)       (2,948)
--------------------------------------------------------------------------------

Net income                                           $10,090       $10,056
================================================================================

There can be no assurance if and when sales of the Operating Partnership's rental properties held for sale will occur.

During the three months ended March 31, 2001, the Operating Partnership determined that the carrying amounts of certain properties identified as held for sale are not expected to be recovered from estimated net sale proceeds from these property sales and, accordingly, recognized a valuation allowance of $20,563.

The following table summarizes realized and unrealized (loss)/gain on disposition of rental property:


                                                  Three Months Ended March 31,
                                                      2001            2000
---------------------------------------------------------------------------------
Realized gain on sale of land                      $     --          $2,248
Valuation  allowance on rental property held for
sale                                                (20,563)             --
---------------------------------------------------------------------------------

Total                                              $(20,563)         $2,248
=================================================================================


8.    SENIOR UNSECURED NOTES

On January 29, 2001, the Operating Partnership issued $300,000 face amount of
7.75 percent senior unsecured notes with interest payable semi-annually in arrears. The total proceeds from the issuance (net of selling commissions and discount) of approximately $296,300 were used primarily to pay down outstanding borrowings under the 2000 Unsecured Facility, as defined in Note
9. The senior unsecured notes were issued at a discount of approximately $1,731, which is being amortized over the term as an adjustment to interest expense.

The Operating Partnership's senior unsecured notes are redeemable at any time at the option of the Operating Partnership, subject to certain conditions including yield maintenance.

A summary of the terms of the senior unsecured notes (collectively, "Senior Unsecured Notes") outstanding as of March 31, 2001 and December 31, 2000 is as follows:


                                                                          March 31,       December 31,     Effective
                                                                              2001               2000       Rate(1)
----------------------------------------------------------------------------------------------------------------------
7.180% Senior Unsecured Notes, due December 31, 2003                    $  185,283           $185,283           7.23%
7.000% Senior Unsecured Notes, due March 15, 2004                          299,764            299,744           7.27%
7.250% Senior Unsecured Notes, due March 15, 2009                          298,131            298,072           7.49%
7.835% Senior Unsecured Notes, due December 15, 2010                        15,000             15,000           7.95%
7.750% Senior Unsecured Notes, due February 15, 2011                       298,299                 --           7.93%
----------------------------------------------------------------------------------------------------------------------

Total Senior Unsecured Notes                                            $1,096,477           $798,099           7.51%
======================================================================================================================

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

9.    REVOLVING CREDIT FACILITIES

2000 UNSECURED FACILITY
On June 22, 2000, the Operating Partnership obtained an unsecured revolving credit facility ("2000 Unsecured Facility") with a current borrowing capacity of $800,000 from a group of 24 lenders. The interest rate on outstanding borrowings under the credit line is currently the London Inter-Bank Offered Rate ("LIBOR") (5.08 percent at March 31, 2001) plus 80 basis points. The Operating Partnership may instead elect an interest rate representing the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points. The 2000 Unsecured Facility also requires a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears. In the event of a change in the Operating Partnership's unsecured debt rating, the interest rate and facility fee will be changed on a sliding scale. Subject to certain conditions, the Operating Partnership has the ability to increase the borrowing capacity of the credit line up to $1,000,000. The 2000 Unsecured Facility matures in June 2003, with an extension option of one year, which would require a payment of 25 basis points of the then borrowing capacity of the credit line upon exercise.

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

SUMMARY
As of March 31, 2001 and December 31, 2000, the Operating Partnership had outstanding borrowings of $85,000 and $348,840, respectively, under its revolving credit facilities. The total outstanding borrowings were from the 2000 Unsecured Facility, with no outstanding borrowings under the Prudential Facility.


10.   MORTGAGES AND LOANS PAYABLE

The Operating Partnership has mortgages and loans payable which are comprised of various loans collateralized by certain of the Operating Partnership's rental properties. Payments on mortgages and loans payable are generally due in monthly installments of principal and interest, or interest only.

A summary of the Operating Partnership's mortgages and loans payable as of March 31, 2001 and December 31, 2000 is as follows:


                                                                    EFFECTIVE       PRINCIPAL BALANCE AT
                                                                     INTEREST     MARCH 31,    DECEMBER 31,
PROPERTY NAME                   LENDER                                   RATE         2001            2000     MATURITY
------------------------------------------------------------------------------------------------------------------------
101 & 225 Executive Drive       Sun Life Assurance Co.                 6.27%      $  2,148        $  2,198      06/01/01
Mack-Cali Morris Plains         Corestates Bank                        7.51%         2,151           2,169      12/31/01
Mack-Cali Willowbrook           CIGNA                                  8.67%         9,251           9,460      10/01/03
400 Chestnut Ridge              Prudential Insurance Co.               9.44%        13,361          13,588      07/01/04
Mack-Cali Centre VI             Principal Life Insurance Co.           6.87%        35,000          35,000      04/01/05
Various (a)                     Prudential Insurance Co.               7.10%       150,000         150,000      05/15/05
Mack-Cali Bridgewater I         New York Life Ins. Co.                 7.00%        23,000          23,000      09/10/05
Mack-Cali Woodbridge II         New York Life Ins. Co.                 7.50%        17,500          17,500      09/10/05
Mack-Cali Short Hills           Prudential Insurance Co.               7.74%        25,743          25,911      10/01/05
500 West Putnam Avenue          New York Life Ins. Co.                 6.52%         9,875          10,069      10/10/05
Harborside - Plaza 1            U.S. West Pension Trust                5.61%        55,247          54,370      01/01/06
Harborside - Plazas 2 and 3     Northwestern/Principal                 7.32%        94,753          95,630      01/01/06
Mack-Cali Airport               Allstate Life Insurance Co.            7.05%        10,500          10,500      04/01/07
Kemble Plaza I                  Mitsubishi Tr & Bk Co.           LIBOR+0.65%        32,178          32,178      01/31/09
------------------------------------------------------------------------------------------------------------------------

Total Property Mortgages                                                          $480,707        $481,573
========================================================================================================================

(a) The Operating Partnership has the option to convert the mortgage loan, which is secured by 11 properties, to unsecured debt.

SCHEDULED PRINCIPAL PAYMENTS
Scheduled principal payments and related weighted average annual interest rates for the Operating Partnership's Senior Unsecured Notes, revolving credit facilities and mortgages and loans payable as of March 31, 2001 are as follows:


                                                                                                        WEIGHTED AVG.
                                                 SCHEDULED       PRINCIPAL                           INTEREST RATE OF
PERIOD                                        AMORTIZATION      MATURITIES           TOTAL      FUTURE REPAYMENTS (a)
----------------------------------------------------------------------------------------------------------------------
April through December 2001                        $ 2,323      $    4,211      $    6,534                      8.28%
2002                                                 3,260              --           3,260                     10.27%
2003                                                 3,407         277,094         280,501                      6.85%
2004                                                 2,247         309,863         312,110                      7.34%
2005                                                 1,420         253,178         254,598                      7.14%
Thereafter                                          (1,361)        806,542         805,181                      7.51%
----------------------------------------------------------------------------------------------------------------------

Totals/Weighted Average                            $11,296      $1,650,888      $1,662,184                      7.32%
======================================================================================================================


(a) Assumes weighted average LIBOR at March 31, 2001 of 5.01 percent in calculating revolving credit facility and other variable rate debt interest rates.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED
Cash paid for interest for the three months ended March 31, 2001 and 2000 was $37,917 and $38,387, respectively. Interest capitalized by the Operating Partnership for the three months ended March 31, 2001 and 2000 was $3,350 and $1,854, respectively.

SUMMARY OF INDEBTEDNESS
As of March 31, 2001, the Operating Partnership's total indebtedness of $1,662,184 (weighted average interest rate of 7.32 percent) was comprised of $117,178 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 5.76 percent) and fixed rate debt of $1,545,006 (weighted average rate of 7.38 percent).

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

REPURCHASE OF GENERAL PARTNER UNITS
On September 13, 2000, the Board of Directors of the Corporation authorized the Corporation to purchase up to $150,000 of the Corporation's outstanding common stock ("Repurchase Program"). The Corporation purchased for constructive retirement 2,026,300 shares of its outstanding common stock for an aggregate cost of approximately $55,514 from September 13, 2000 through December 31, 2000. Concurrent with these purchases, the Corporation sold to the Operating Partnership 2,026,300 common units for approximately $55,514.

Under the Repurchase Program, the Corporation purchased for constructive retirement 132,000 shares of its outstanding common stock for an aggregate cost of approximately $3,605 for the three months ended March 31, 2001. Concurrent with these purchases, the Corporation sold to the Operating Partnership 132,000 common units for approximately $3,605.

STOCK OPTION PLANS
In September 2000, the Corporation established the 2000 Employee Stock Option Plan ("2000 Employee Plan") and the 2000 Director Stock Option Plan ("2000 Director Plan") under which a total of 2,700,000 shares (subject to adjustment) of the Corporation's common stock have been reserved for issuance (2,500,000 shares under the 2000 Employee Plan and 200,000 shares under the 2000 Director
Plan). In 1994, and as subsequently amended, the Corporation established the Mack-Cali Employee Stock Option Plan ("Employee Plan") and the Mack-Cali Director Stock Option Plan ("Director Plan") under which a total of 5,380,188 shares (subject to adjustment) of the Corporation 's common stock have been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan). Stock options granted under the Employee Plan in 1994 and 1995 have become exercisable over a three-year period and those options granted under both the 2000 Employee Plan and Employee Plan in 1996, 1997, 1998, 1999 and 2000 become exercisable over a five-year period. All stock options granted under both the 2000 Director Plan and Director Plan become exercisable in one year. All options were granted at the fair market value at the dates of grant and have terms of ten years. There were no stock options granted for the three months ended March 31, 2001. As of March 31, 2001, stock options outstanding had a weighted average remaining contractual life of approximately 7.1 years.

Information regarding the Corporation's stock option plans is summarized below:


                                                                        Weighted
                                                              Shares     Average
                                                               Under    Exercise
                                                             Options       Price
---------------------------------------------------------------------------------
Outstanding at January 1, 2001                             4,633,319      $30.14
Exercised                                                    (20,420)     $25.13
Lapsed or canceled                                           (64,565)     $28.44
---------------------------------------------------------------------------------

Outstanding at March 31, 2001                              4,548,334      $30.19
=================================================================================
Options exercisable at March 31, 2001                      2,740,163      $31.02
Available for grant at March 31, 2001                      2,323,131
---------------------------------------------------------------------------------

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

As of March 31, 2001, there were a total of 749,976 Stock Warrants outstanding. As of March 31, 2001, there were 671,980 Stock Warrants exercisable. For the three months ended March 31, 2001, no Stock Warrants were canceled. No Stock Warrants have been exercised through March 31, 2001.

STOCK COMPENSATION
In connection with stock awards granted to officers and certain other employees of the Corporation (collectively, "Restricted Stock Awards"), officers and certain other employees are to receive up to a total of 198,279 shares of the Corporation's common stock generally vesting over a three or five-year period. Certain Restricted Stock Awards are contingent upon the Corporation meeting certain performance and/or stock price appreciation objectives. The Restricted Stock Awards provided to the officers and certain other employees were granted under the 2000 Employee Plan and Employee Plan.

Effective January 1, 2001, 24,019 Restricted Stock Awards vested and therefore were released to the officers and certain other employees. For the three months ended March 31, 2001, 7,408 unvested Restricted Stock Awards were canceled.

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

The following information presents the Operating Partnership's results for the three months ended March 31, 2001 and 2000 in accordance with FASB No. 128:


                                                                            Three Months Ended March 31,
                                                                         2001                          2000
                                                           ----------------------------- -----------------------------
                                                                Basic EPU    Diluted EPU      Basic EPU    Diluted EPU
----------------------------------------------------------------------------------------------------------------------
Net income available to common unitholders                        $19,083        $19,083        $41,722        $41,722
Add:  Net income attributable to
        Operating Partnership - preferred units                        --             --             --          3,869
----------------------------------------------------------------------------------------------------------------------

Adjusted net income                                               $19,083        $19,083        $41,722        $45,591
======================================================================================================================

Weighted average units                                             64,767         64,994         66,428         73,191
----------------------------------------------------------------------------------------------------------------------

Per Unit                                                          $  0.29        $  0.29        $  0.63        $  0.62
======================================================================================================================

The following schedule reconciles the units used in the basic EPU calculation to the units used in the diluted EPU calculation:


                                                                                  Three Months Ended March 31,
                                                                                  2001                    2000
------------------------------------------------------------------------ ---------------------- ----------------------
Basic EPU Units                                                                 64,767                  66,428
     Add:  Operating Partnership - preferred units
           (after conversion to common units)                                       --                   6,618
           Stock options                                                           227                     145
------------------------------------------------------------------------ ---------------------- ----------------------

Diluted EPU Units:                                                              64,994                  73,191
======================================================================== ====================== ======================

Preferred Units outstanding in 2001 were not included in the 2001 computation of diluted EPU as such units were anti-dilutive during the period.

Through March 31, 2001, under the Repurchase Program, the Corporation purchased for constructive retirement, a total of 4,027,500 shares of its outstanding common stock for an aggregate cost of approximately $111,681. Concurrent with these purchases, the Corporation sold an equal number of common units to the Operating Partnership.


12.   EMPLOYEE BENEFIT PLAN

All employees of the Corporation who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan (the "401(k) Plan"). The 401(k) Plan allows eligible employees to defer up to 15 percent of their annual compensation, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Corporation, at management's discretion, may match employee contributions and/or make discretionary contributions. Management has approved, for the year ended December 31, 2001, a matching contribution to be paid under the 401(k) Plan equal to 50 percent of the first 3.5 percent of annual salary, as defined in the 401(k) Plan, contributed to the plan for 2001. Total expense recognized by the Operating Partnership for both the three months ended March 31, 2001 and 2000 was $100.


13.   COMMITMENTS AND CONTINGENCIES

GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Operating Partnership is the lessee, as of March 31, 2001, are as follows:


PERIOD                                                                  AMOUNT
---------------------------------------------------------------------------------
April through December 2001                                            $   398
2002                                                                       531
2003                                                                       531
2004                                                                       534
2005                                                                       534
Thereafter                                                              21,997
---------------------------------------------------------------------------------

Total                                                                  $24,525
=================================================================================

Ground lease expense incurred during both the three months ended March 31, 2001 and 2000 amounted to $142.

OTHER

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

Selected results of operations for the three months ended March 31, 2001 and 2000 and selected asset information as of March 31, 2001 and December 31, 2000 regarding the Operating Partnership's operating segment are as follows:


                                                                                                       Total
                                                                        Total     Corporate &      Operating
                                                                      Segment        Other(e)    Partnership
----------------------------------------------------------------------------------------------------------------------
TOTAL CONTRACT REVENUES(a):
   Three months ended:
     March 31, 2001                                                $  141,805     $      896      $  142,701   (f)
     March 31, 2000                                                   140,141            648         140,789   (g)

TOTAL OPERATING AND INTEREST EXPENSES(b):
   Three months ended:
     March 31, 2001                                                $   45,276     $   34,221      $   79,497   (h)
     March 31, 2000                                                    42,764         32,600          75,364   (i)

NET OPERATING INCOME(c):
   Three months ended:
     March 31, 2001                                                $   96,529     $  (33,325)     $   63,204   (f)(h)
     March 31, 2000                                                    97,377        (31,952)         65,425   (g)(i)

TOTAL ASSETS:
     March 31, 2001                                                $3,632,374     $   48,685      $3,681,059
     December 31, 2000                                              3,623,107         53,870       3,676,977

TOTAL LONG-LIVED ASSETS(d):
     March 31, 2001                                                $3,526,423     $   25,975      $3,552,398
     December 31, 2000                                              3,522,766         23,574       3,546,340
======================================================================================================================

(a) Total contract revenues represent all revenues during the period (including the Operating Partnership's share of net income from unconsolidated joint ventures), excluding adjustments for straight-lining of rents and the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures. All interest income is excluded from segment amounts and is classified in Corporate and Other for all periods.
(b) Total operating and interest expenses represent the sum of real estate taxes, utilities, operating services, general and administrative and interest expense. All interest expense (including for property-level mortgages) is excluded from segment amounts and classified in Corporate and Other for all periods.
(c)  Net operating income represents total contract revenues [as defined in Note
     (a)] less total operating and interest expenses [as defined in Note (b)] for the period.
(d) Long-lived assets are comprised of total rental property, unbilled rents receivable and investments in unconsolidated joint ventures.
(e) Corporate & Other represents all corporate-level items (including interest and other investment income, interest expense and non-property general and administrative expense) as well as intercompany eliminations necessary to reconcile to consolidated Operating Partnership totals.
(f) Excludes $3,770 of adjustments for straight-lining of rents and $35 for the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures.
(g) Excludes $2,133 of adjustments for straight-lining of rents and $57 for the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures.
(h)  Excludes $23,484 of depreciation and amortization.
(i)  Excludes $22,182 of depreciation and amortization.

16.   IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FASB No. 133"). FASB No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Operating Partnership has adopted this statement as of January 1, 2001. Due to its limited use of derivative instruments, adoption of FASB No. 133 did not have a material impact on the Operating Partnership's financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of Mack-Cali Realty, L.P. and the notes thereto. Certain defined terms used herein have the meaning ascribed to them in the Consolidated Financial Statements.

The following comparisons for the three months ended March 31, 2001 ("2001"), as compared to the three months ended March 31, 2000 ("2000"), make reference to the following: (i) the effect of the "Same-Store Properties," which represents all in-service properties owned by the Operating Partnership at December 31, 1999, excluding Dispositions as defined below, (ii) the effect of the "Acquired Properties," which represents all properties acquired or placed in service by the Operating Partnership from January 1, 2000 through March 31, 2001, and (iii) the effect of the "Dispositions", which represents results for each period for those rental properties sold by the Operating Partnership during the same periods.

 THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000


                                                                   Quarter Ended
                                                                      March 31,              Dollar        Percent
(DOLLARS IN THOUSANDS)                                           2001           2000         Change         Change
----------------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                                                  $ 125,376      $ 121,598      $   3,778            3.1%
Escalations and recoveries from tenants                        14,762         16,668         (1,906)         (11.4)
Parking and other                                               2,346          3,322           (976)         (29.4)
----------------------------------------------------------------------------------------------------------------------
  Sub-total                                                   142,484        141,588            896            0.6

Equity in earnings of unconsolidated joint ventures             3,409          1,137          2,272          199.8
Interest income                                                   613            254            359          141.3
----------------------------------------------------------------------------------------------------------------------
  Total revenues                                              146,506        142,979          3,527            2.5
----------------------------------------------------------------------------------------------------------------------

PROPERTY EXPENSES:
Real estate taxes                                              15,287         14,704            583            4.0
Utilities                                                      11,956         10,379          1,577           15.2
Operating services                                             17,879         17,742            137            0.8
----------------------------------------------------------------------------------------------------------------------
  Sub-total                                                    45,122         42,825          2,297            5.4

General and administrative                                      6,010          6,113           (103)          (1.7)
Depreciation and amortization                                  23,484         22,182          1,302            5.9
Interest expense                                               28,365         26,426          1,939            7.3
----------------------------------------------------------------------------------------------------------------------
  Total expenses                                              102,981         97,546          5,435            5.6
----------------------------------------------------------------------------------------------------------------------

Income before realized and unrealized (loss)/gain
  on disposition of rental property and
  minority interest                                            43,525         45,433         (1,908)          (4.2)
Realized and unrealized (loss)/gain on disposition
  of rental property                                          (20,563)         2,248        (22,811)      (1,014.7)
----------------------------------------------------------------------------------------------------------------------

Income before minority interest                                22,962         47,681        (24,719)         (51.8)
Minority interest in consolidated
  partially-owned properties                                       --          2,090         (2,090)        (100.0)
----------------------------------------------------------------------------------------------------------------------

Net income                                                     22,962         45,591        (22,629)         (49.6)
Preferred unit distributions                                   (3,879)        (3,869)           (10)          (0.3)
----------------------------------------------------------------------------------------------------------------------

Net income available to common unitholders                  $  19,083      $  41,722      $ (22,639)         (54.3)%
======================================================================================================================

The following is a summary of the changes in revenue from rental operations and property expenses divided into Same-Store Properties, Acquired Properties and Dispositions (dollars in thousands):

                                         Total
                                 Operating Partnership Same-Store Properties  Acquired Properties   Dispositions
                                 --------------------- ---------------------  -------------------   ------------
                                   Dollar     Percent     Dollar    Percent    Dollar    Percent   Dollar   Percent
                                   Change     Change      Change    Change     Change    Change    Change    Change
--------------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                        $ 3,778        3.1%     $5,108     4.2%       $6,014    4.9%   $(7,344)    (6.0)%
Escalations and recoveries
  from tenants                     (1,906)     (11.4)       (724)   (4.3)          504    3.0     (1,686)   (10.1)
Parking and other                    (976)     (29.4)       (673)  (20.3)           29    0.9       (332)   (10.0)
--------------------------------------------------------------------------------------------------------------------

Total                             $   896        0.6%     $3,711     2.6%       $6,547    4.6%   $(9,362)    (6.6)%
====================================================================================================================

PROPERTY EXPENSES:
Real estate taxes                 $   583        4.0%     $  341     2.3%       $  923    6.3%   $  (681)    (4.6)%
Utilities                           1,577       15.2       1,445    13.9           769    7.4       (637)    (6.1)
Operating services                    137        0.8         444     2.5         1,067    6.0     (1,374)    (7.7)
--------------------------------------------------------------------------------------------------------------------

Total                             $ 2,297        5.4%     $2,230     5.2%       $2,759    6.5%   $(2,692)    (6.3)%
====================================================================================================================
OTHER DATA:
Number of Consolidated Properties     259                    248                    11                 7
Square feet (in thousands)         27,230                 25,624                 1,606             1,949

Base rents for the Same-Store Properties increased $5.1 million, or 4.2 percent, for 2001 as compared to 2000, due primarily to rental rate increases in 2001. Escalations and recoveries from tenants for the Same-Store Properties decreased $0.7 million, or 4.3 percent, for 2001 over 2000, due to the recovery of a decreased amount of total property expenses, as well as increased settle-up billings in 2000. Parking and other income for the Same-Store Properties decreased $0.7 million, or 20.3 percent, due primarily to fewer lease termination fees in 2001.

Real estate taxes on the Same-Store Properties increased $0.3 million, or 2.3 percent, for 2001 as compared to 2000, due primarily to property tax rate increases in certain municipalities in 2001. Utilities for the Same-Store Properties increased $1.4 million, or 13.9 percent, for 2001 as compared to 2000, due primarily to increased rates. Operating services for the Same-Store Properties increased $0.4 million, or 2.5 percent, due primarily to an increase in snow removal costs in 2001.

Equity in earnings of unconsolidated joint ventures increased $2.3 million, or
199.8 percent, for 2001 as compared to 2000. This is due primarily to properties developed by joint ventures being placed in service during 2000 and higher occupancies at certain properties (see Note 4 to the Financial Statements).

Interest income increased $0.4 million, or 141.3 percent, for 2001 as compared to 2000. This increase was due primarily to the effect of net proceeds from certain property sales being invested in cash and cash equivalents for the period of time prior to which such proceeds were reinvested.

General and administrative decreased by $0.1 million, or 1.7 percent, for 2001 as compared to 2000. This decrease is due primarily to decreased salaries in 2001.

Depreciation and amortization increased by $1.3 million, or 5.9 percent, for 2001 over 2000. Of this increase, $0.7 million, or 3.2 percent, is attributable to the Same-Store Properties, and $1.2 million, or 5.5 percent, is due to the Acquired Properties, partially offset by a decrease of $0.6 million, or 2.8 percent, due to the Dispositions.

Interest expense increased $1.9 million, or 7.3 percent, for 2001 as compared to 2000. This increase is due primarily to the replacement in 2001 of short-term credit facility borrowings with long-term fixed rate unsecured debt.

Income before realized and unrealized (loss)/gain on disposition of rental property and minority interest decreased to $43.5 million in 2001 from $45.4 million in 2000. The decrease of approximately $1.9 million is due to the factors discussed above.

Net income available to common unitholders decreased by $22.6 million, from $41.7 million in 2000 to $19.1 million in 2001. This decrease was a result of a valuation allowance on rental property held for sale of $20.6 million in 2001, a decrease in income before realized and unrealized (loss)/gain on disposition of rental property and minority interest of $1.9 million in 2001 as compared to 2000, and a realized gain on sale of land of $2.2 million in 2000. This was partially offset by a decrease in minority interest in consolidated partially-owned properties of $2.1 million in 2001.

LIQUIDITY AND CAPITAL RESOURCES

STATEMENT OF CASH FLOWS
During the three months ended March 31, 2001, the Operating Partnership generated $52.6 million in cash flows from operating activities, and together with $363.8 million in borrowings from the Operating Partnership's senior unsecured notes and revolving credit facilities, $17.1 million in distributions received from unconsolidated joint ventures, $6.0 million in proceeds from repayment of mortgage note receivable, $0.5 million in proceeds from stock options exercised and $1.4 million from the Operating Partnership's cash reserves, used an aggregate of approximately $441.4 million to acquire properties and land parcels and pay for other tenant and building improvements totaling $49.4 million, repay outstanding borrowings on its revolving credit facilities and other mortgage debt of $330.2 million, pay quarterly distributions of $43.5 million, invest $11.2 million in unconsolidated joint ventures, pay financing costs of $2.5 million, repurchase 132,000 shares of the Corporation's outstanding common stock for $3.6 million and add $1.0 million to restricted cash.

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

Consistent with its strategy, in the fourth quarter 2000, the Operating Partnership started construction of a 980,000 square-foot office property, to be known as Plaza 5, at its Harborside Financial Center office complex in Jersey City, Hudson County, New Jersey. The total cost of the project is currently projected to be approximately $260 million and is anticipated to be completed in the third quarter 2002. Additionally, in the fourth quarter 2000, the Operating Partnership, through a joint venture, started construction of a 575,000 square-foot office property, to be known as Plaza 10, on land owned by the joint venture located adjacent to the Operating Partnership's
Harborside complex. The total cost of this project is currently projected to be approximately $140 million and is anticipated to be completed in the third quarter 2002. Plaza 10 is 100 percent pre-leased to Charles Schwab for a 15-year term. The lease agreement obligates the Operating Partnership, among other things, to deliver space to the tenant by required timelines and offers expansion options, at the tenant's election, to additional space in any adjacent Harborside projects. Such options may obligate the Operating Partnership to construct an additional building at Harborside if vacant space is not available in any of its existing Harborside properties. Should the Operating Partnership be unable to or choose not to provide such expansion space, the Operating Partnership could be liable to Schwab for its actual damages, in no event to exceed $15.0 million. The Operating Partnership expects to finance its funding requirements under both Plazas 5 and 10 projects through drawing on its revolving credit facilities, construction financing, or through joint venture arrangements.

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

On September 13, 2000, the Board of Directors of the Corporation authorized an increase to the Repurchase Program under which the Corporation is permitted to purchase up to an additional $150.0 million of the Corporation's outstanding common stock above the $52.6 million that had previously been purchased. From that date through April 30, 2001, the Corporation purchased for constructive retirement 2,158,300 shares of its outstanding common stock for an aggregate cost of approximately $59.1 million under the Repurchase Program. The Corporation has authorization to repurchase up to an additional $90.9 million of its outstanding common stock which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

As of March 31, 2001, the Operating Partnership's total indebtedness of $1.7 billion (weighted average interest rate of 7.32 percent) was comprised of $117.2 million of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 5.76 percent) and fixed rate debt of $1.5 billion (weighted average rate of 7.38 percent).

As of March 31, 2001, the Operating Partnership had outstanding borrowings of $85.0 million under its revolving credit facilities (with aggregate borrowing capacity of $900.0 million). The total outstanding borrowings were from the 2000 Unsecured Facility, with no outstanding borrowings under the Prudential Facility. The interest rate on outstanding borrowings under the 2000 Unsecured Facility is currently LIBOR plus 80 basis points. The Operating Partnership may instead elect an interest rate representing the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points. The 2000 Unsecured Facility also requires a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears. In the event of a change in the Operating Partnership's unsecured debt rating, the interest and facility fee rate will be changed on a sliding scale. Subject to certain conditions, the Operating Partnership has the ability to increase the borrowing capacity of the 2000 Unsecured Facility up to $1.0 billion. The 2000 Unsecured Facility matures in June 2003, with an extension option of one year, which would require a payment of 25 basis points of the then borrowing capacity of the credit line upon exercise. The Operating Partnership has been notified that the Prudential Facility, which carries an interest rate of 110 basis points over LIBOR and matures in June 2001, will not be renewed. The Operating Partnership believes that the 2000 Unsecured Facility is sufficient to meet its revolving credit facility needs.

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

On January 29, 2001, the Operating Partnership issued $300.0 million face amount of 7.75 percent senior unsecured notes due February 15, 2011 with interest payable semi-annually in arrears. The total proceeds from the issuance (net of selling commissions and discount) of approximately $296.3 million were used to pay down outstanding borrowings under the 2000 Unsecured Facility, as defined in
Note 9 to the Financial Statements. The senior unsecured notes were issued at a discount of approximately $1.7 million.

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

As of March 31, 2001, the Operating Partnership had 233 unencumbered properties, totaling 21.0 million square feet, representing 77.0 percent of the Operating Partnership's total portfolio on a square footage basis.

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

As of March 31, 2001, the Operating Partnership's total debt had a weighted average term to maturity of approximately 5.6 years. The Operating Partnership does not intend to reserve funds to retire the Operating Partnership's unsecured corporate debt or its mortgages and loans payable upon maturity. Instead, the Operating Partnership will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities. The Operating Partnership is reviewing various refinancing options, including the issuance of additional unsecured debt, preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during 2001. The Operating Partnership anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Operating Partnership's capital and liquidity needs both in the short and long-term. However, if these sources of funds are insufficient or unavailable, the Operating Partnership's ability to make the expected distributions discussed below may be adversely affected.

To maintain its qualification as a REIT, the Corporation must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. The Corporation currently relies on the distributions it receives from the Operating Partnership to make distributions to its stockholders. Moreover, the Operating Partnership intends to continue to make regular quarterly distributions to its unitholders which, based upon current policy, in the aggregate would equal approximately $158.5 million on an annualized basis. However, any such distribution, would only be paid out of available cash after meeting operating requirements, scheduled debt service on mortgages and loans payable and preferred unit distributions.

FUNDS FROM OPERATIONS

The Operating Partnership considers funds from operations ("FFO"), after adjustment for straight-lining of rents and non-recurring charges, one measure of REIT performance. Funds from operations is defined as net income (loss) before distribution to preferred unitholders, computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring, other extraordinary items, and realized and unrealized
(loss)/gain on disposition of depreciable rental property, plus real estate-related depreciation and amortization. Funds from operations should not be considered as an alternative to net income as an indication of the Operating Partnership's performance or to cash flows as a measure of liquidity. Funds from operations presented herein is not necessarily comparable to funds from operations presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Operating Partnership's funds from operations is comparable to the funds from operations of real estate companies that use the current definition of the National Association of Real Estate Investment Trusts ("NAREIT"), after the adjustment for straight-lining of rents and non-recurring charges.

Funds from operations for the three months ended March 31, 2001 and 2000, as calculated in accordance with NAREIT's definition as published in October 1999, after adjustment for straight-lining of rents and non-recurring charges, are summarized in the following table (IN THOUSANDS):


                                                                                    Three Months Ended March 31,
                                                                                         2001          2000
----------------------------------------------------------------------------------------------------------------
Income before realized and unrealized (loss)/gain on disposition of
      rental property and minority interest                                          $ 43,525      $ 45,433
Add:     Real estate-related depreciation and amortization (1)                         24,003        22,718
         Gain on sale of land                                                              --         2,248
Deduct:  Rental income adjustment for straight-lining of rents (2)                     (3,805)       (2,190)
         Minority interests: partially-owned properties                                    --        (2,090)
----------------------------------------------------------------------------------------------------------------
Funds from operations, after adjustment for straight-lining
      of rents and non-recurring charges                                             $ 63,723      $ 66,119
Deduct: Distributions to preferred unitholders                                         (3,879)       (3,869)
----------------------------------------------------------------------------------------------------------------
Funds from operations, after adjustment for straight-lining
      of rents and non-recurring charges, after distributions
      to preferred unitholders                                                       $ 59,844      $ 62,250
================================================================================================================
Cash flows provided by operating activities                                          $ 52,614      $ 39,038
Cash flows used in investing activities                                              $(38,461)     $(36,257)
Cash flows used in financing activities                                              $(15,612)     $ (5,278)
----------------------------------------------------------------------------------------------------------------
Basic weighted average units outstanding (3)                                           64,767        66,428
----------------------------------------------------------------------------------------------------------------
Diluted weighted average units outstanding (3)                                         71,353        73,191
----------------------------------------------------------------------------------------------------------------

(1) Includes the Operating Partnership's share from unconsolidated joint ventures of $721 and $734 for the three months ended March 31, 2001 and 2000, respectively.
(2) Includes the Operating Partnership's share from unconsolidated joint ventures of $35 and $57 for the three months ended March 31, 2001 and 2000, respectively.
(3)  See calculations for the amounts presented in the following reconciliation.

The following schedule reconciles the Operating Partnership's basic weighted average units to the basic and diluted weighted average units presented above:


                                                      Three Months Ended March 31,
                                                           2001         2000
--------------------------------------------------------------------------------
Basic weighted average units:                            64,767       66,428
Add: Weighted average preferred units
    (after conversion to common units)                    6,359        6,618
Stock options                                               227          145
--------------------------------------------------------------------------------

Diluted weighted average units:                          71,353       73,191
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

Approximately $1.5 billion of the Operating Partnership's long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of March 31, 2001 ranged from LIBOR plus 65 basis points to LIBOR plus 80 basis points.

MARCH 31, 2001


DEBT,                         4/1/01 -
INCLUDING CURRENT PORTION     12/31/01      2002        2003       2004       2005   THEREAFTER        TOTAL   FAIR VALUE
-------------------------     --------      ----        ----       ----       ----   ----------        -----   ----------

Fixed Rate                      $6,534    $3,260    $195,501   $312,110   $254,598     $773,003   $1,545,006   $1,560,428

Average Interest Rate            8.28%    10.27%       7.31%      7.34%      7.14%        7.59%        7.44%

Variable Rate                                       $ 85,000                           $ 32,178   $  117,178   $  117,178

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

      3.3 Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. dated December 11, 1997, (filed as
                  Exhibit 10.110 to the Corporation's Form 8-K dated December 11, 1997 and incorporated herein by reference).

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

      10.5 Employment Agreement dated as of December 5, 2000 between Michael Grossman and Mack-Cali Realty Corporation (filed as
                  Exhibit 10.5 to the Operating Partnership's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

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

      EXHIBIT
      NUMBER      EXHIBIT TITLE

      10.10* Restricted Share Award Agreement dated as of March 12, 2001 between Roger W. Thomas and Mack-Cali Realty Corporation.

      10.11* Restricted Share Award Agreement dated as of March 12, 2001 between Michael Grossman and Mack-Cali Realty Corporation.

      10.12 Amendment No. 3 to and Restatement of Revolving Credit Agreement dated as of June 22, 2000, by and among Mack-Cali Realty, L.P. and The Chase Manhattan Bank, Fleet National Bank and Other Lenders Which May Become Parties Thereto with The Chase Manhattan Bank, as administrative agent, Fleet National Bank, as syndication agent, Bank of America, N.A., as documentation agent, Chase Securities Inc. and FleetBoston Robertson Stephens Inc., as arrangers, Bank One, N.A., First Union National Bank and Commerzbank Aktiengesellschaft, as senior managing agents, PNC Bank National Association, as managing agent, and Societe Generale, Dresdner Bank AG, Wells Fargo Bank, National Association, Bank Austria Creditanstalt Corporate Finance, Inc., Bayerische Hypo-und Vereinsbank and Summit Bank, as co-agents (filed as Exhibit 10.10 to the Operating Partnership's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

      10.13 Contribution and Exchange Agreement among The MK Contributors, The MK Entities, The Patriot Contributors, The Patriot Entities, Patriot American Management and Leasing Corp., Cali Realty, L.P. and Cali Realty Corporation, dated September 18, 1997 (filed as Exhibit 10.98 to the Corporation's Form 8-K dated September 19, 1997 and incorporated herein by reference).

      10.14 First Amendment to Contribution and Exchange Agreement, dated as of December 11, 1997, by and among Cali Realty Corporation and the Mack Group (filed as Exhibit 10.99 to the Corporation's Form 8-K dated December 11, 1997 and incorporated herein by reference).

      10.15 Employee Stock Option Plan of Mack-Cali Realty Corporation (filed as Exhibit 10.1 to the Corporation's Post-Effective Amendment No.1 to Form S-8, Registration No. 333-44443, and incorporated herein by reference).

      10.16 Director Stock Option Plan of Mack-Cali Realty Corporation (filed as Exhibit 10.2 to the Corporation's Post-Effective Amendment No.1 to Form S-8, Registration No. 333-44443, and incorporated herein by reference).

      10.17 2000 Employee Stock Option Plan (filed as Exhibit 10.1 to the Corporation's Registration Statement on Form S-8, Registration No. 333-52478, and incorporated herein by reference).

      10.18 2000 Director Stock Option Plan (filed as Exhibit 10.2 to the Corporation's Registration Statement on Form S-8, Registration No. 333-52478, and incorporated herein by reference).

----------
*filed herewith


(b)   Reports on Form 8-K

      During the first quarter of 2001, the Operating Partnership filed with the SEC a current report on Form 8-K dated January 29, 2001, announcing under
      Item 5 that it closed the sale of $300 million of senior unsecured notes.

                             MACK-CALI REALTY, L.P.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          MACK-CALI REALTY, L.P.
                                          -----------------------
                                          (Registrant)
                                          By: Mack-Cali Realty Corporation,
                                              its General Partner

Date: May 14, 2001                    By: /s/ MITCHELL E. HERSH
                                          -----------------------
                                          Mitchell E. Hersh
                                          Chief Executive Officer

Date: May 14, 2001                         /s/ BARRY LEFKOWITZ
                                          -----------------------
                                          Barry Lefkowitz
                                          Executive Vice President &
                                            Chief Financial Officer