Form 10-Q
period 2001-06-30
MACK CALI REALTY L P
filed 2001-08-13
CIK 1067063

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from....................to...........................
Commission file number 333-57103-01

                             Mack-Cali Realty, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                          22-3315804
--------------------------------------                   -----------------------
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

                             MACK-CALI REALTY, L.P.

                                    FORM 10-Q

                                      INDEX

PART I     FINANCIAL INFORMATION            PAGE

           Item 1.    Financial Statements:

                      Consolidated Balance Sheets as of June 30, 2001
                           and December 31, 2000                                                            4

                      Consolidated Statements of Operations for the three and six month
                           periods ended June 30, 2001 and 2000                                             5

                      Consolidated Statement of Changes in Partners' Capital
                           for the six months ended June 30, 2001                                           6

                      Consolidated Statements of Cash Flows for the six months
                           ended June 30, 2001 and 2000                                                     7

                      Notes to Consolidated Financial Statements                                           8-27

           Item 2.    Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                                      28-36

           Item 3.    Quantitative and Qualitative Disclosures about Market Risk                           37

PART II    OTHER INFORMATION AND SIGNATURES

           Item 1.    Legal Proceedings                                                                    38

           Item 2.    Changes in Securities and Use of Proceeds                                            38

           Item 3.    Defaults Upon Senior Securities                                                      38

           Item 4.    Submission of Matters to a Vote of Security Holders                                  38

           Item 5.    Other Information                                                                    38

           Item 6.    Exhibits                                                                            39-42

                      Signatures                                                                           43

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

           The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.


MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
=====================================================================================================================

                                                                                        June 30,
                                                                                            2001         December 31,
ASSETS                                                                               (UNAUDITED)               2000
---------------------------------------------------------------------------------------------------------------------
Rental property
   Land and leasehold interests                                                      $  488,288          $  542,841
   Buildings and improvements                                                         2,679,435           2,934,383
   Tenant improvements                                                                  120,707             106,208
   Furniture, fixtures and equipment                                                      7,046               6,445
---------------------------------------------------------------------------------------------------------------------
                                                                                      3,295,476           3,589,877
   Less - accumulated depreciation and amortization                                    (314,239)           (302,932)
---------------------------------------------------------------------------------------------------------------------
                                                                                      2,981,237           3,286,945
   Rental property held for sale, net                                                   450,932             107,458
---------------------------------------------------------------------------------------------------------------------
     Net investment in rental property                                                3,432,169           3,394,403
Cash and cash equivalents                                                                22,738              13,179
Investments in unconsolidated joint ventures                                            130,944             101,438
Unbilled rents receivable, net                                                           58,118              50,499
Deferred charges and other assets, net                                                  100,337             102,655
Restricted cash                                                                           7,492               6,557
Accounts receivable, net of allowance for doubtful accounts
     of $693 and $552                                                                     8,121               8,246
---------------------------------------------------------------------------------------------------------------------

Total assets                                                                         $3,759,919          $3,676,977
=====================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------
Senior unsecured notes                                                               $1,096,599          $  798,099
Revolving credit facilities                                                              76,500             348,840
Mortgages and loans payable                                                             547,701             481,573
Distributions payable                                                                    43,080              43,496
Accounts payable and accrued expenses                                                    51,712              53,608
Rents received in advance and security deposits                                          31,592              31,146
Accrued interest payable                                                                 26,814              17,477
---------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                1,873,998           1,774,239
---------------------------------------------------------------------------------------------------------------------

Minority interest in consolidated partially-owned properties                                 --               1,925

Commitments and contingencies

PARTNERS' CAPITAL:
Preferred units, 220,340 and 220,340 units outstanding                                  226,005             226,005
General partner, 56,299,124 and 56,980,893 common units outstanding                   1,437,833           1,453,290
Limited partners, 7,956,525 and 7,963,725 common units outstanding                      213,559             212,994
Unit warrants, 2,000,000 and 2,000,000 outstanding                                        8,524               8,524
---------------------------------------------------------------------------------------------------------------------
     Total partners' capital                                                          1,885,921           1,900,813
---------------------------------------------------------------------------------------------------------------------

Total liabilities and partners' capital                                              $3,759,919          $3,676,977
=====================================================================================================================



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS) (UNAUDITED)
============================================================================================================================

                                                                       Three Months Ended              Six Months Ended
                                                                            June 30,                       June 30,
REVENUES                                                              2001              2000         2001             2000
----------------------------------------------------------------------------------------------------------------------------
Base rents                                                        $129,419          $122,072       $254,795         $243,670
Escalations and recoveries from tenants                             13,430            14,627         28,192           31,295
Parking and other                                                    3,060             6,128          5,406            9,450
Equity in earnings of unconsolidated joint ventures                  2,037             1,070          5,446            2,207
Interest income                                                        472             1,992          1,085            2,246
----------------------------------------------------------------------------------------------------------------------------
     Total revenues                                                148,418           145,889        294,924          288,868
----------------------------------------------------------------------------------------------------------------------------

EXPENSES
----------------------------------------------------------------------------------------------------------------------------
Real estate taxes                                                   15,510            14,733         30,797           29,437
Utilities                                                           10,699            10,014         22,655           20,393
Operating services                                                  17,686            16,822         35,565           34,564
General and administrative                                           6,856             5,159         12,866           11,272
Depreciation and amortization                                       21,951            22,945         45,435           45,127
Interest expense                                                    28,555            26,835         56,920           53,261
Non-recurring charges                                                   --             9,228             --            9,228
----------------------------------------------------------------------------------------------------------------------------
     Total expenses                                                101,257           105,736        204,238          203,282
Income before realized gains and unrealized losses
   on disposition of rental property and minority interest          47,161            40,153         90,686           85,586
Realized gains and unrealized losses on disposition of
   rental property                                                  22,510            73,921          1,947           76,169
----------------------------------------------------------------------------------------------------------------------------
Income before minority interest                                     69,671           114,074         92,633          161,755
Minority interest in consolidated partially-owned
   properties                                                           --             2,982             --             5,072
----------------------------------------------------------------------------------------------------------------------------
Net income                                                          69,671           111,092         92,633          156,683
Preferred unit distributions                                        (3,879)           (3,765)        (7,758)          (7,634)
----------------------------------------------------------------------------------------------------------------------------

Net income available to common unitholders                        $ 65,792          $107,327        $84,875         $149,049
============================================================================================================================

Basic earnings per unit                                           $   1.02          $   1.61        $  1.31         $  2.24

Diluted earnings per unit                                         $   0.98          $   1.52        $  1.30         $  2.14
----------------------------------------------------------------------------------------------------------------------------

Distributions declared per common unit                            $   0.61          $   0.58        $  1.22         $  1.16
----------------------------------------------------------------------------------------------------------------------------

Basic weighted average units outstanding                            64,476            66,627         64,621          66,527

Diluted weighted average units outstanding                          71,044            73,284         71,198          73,237
----------------------------------------------------------------------------------------------------------------------------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (IN THOUSANDS) (UNAUDITED)
======================================================================================================================

                                             General   Limited
                                 Preferred   Partner   Partner       Unit     Preferred        General        Limited
                                    Units      Units     Units   Warrants   Unitholders        Partner       Partners
----------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2001            220    56,981     7,964      2,000      $226,005     $1,453,290       $212,994
   Net income                          --        --        --         --         7,758         74,411         10,464
   Distributions                       --        --        --         --        (7,758)       (69,099)        (9,707)
   Redemption of limited
     partner units for
     shares of common stock            --         7        (7)        --            --            192           (192)
   Contributions - proceeds
     from stock
     options exercised                 --       106        --         --            --          2,389             --
   Deferred compensation
     plan for directors                --        --        --         --            --             76             --
   Issuance of Restricted
     Stock Awards                      --        94        --         --            --             --             --
   Amortization of stock
     compensation                      --        --        --         --            --            630             --
   Cancellation of Restricted
     Stock Awards                      --        (7)       --         --            --             --             --
   Repurchase of general
     partner units                     --      (882)       --         --            --        (24,056)            --

----------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2001              220    56,299     7,957      2,000      $226,005     $1,437,833       $213,559
======================================================================================================================





===========================================================
                                          Unit
                                      Warrants        Total
-----------------------------------------------------------
Balance at January 1, 2001             $8,524   $1,900,813
   Net income                              --       92,633
   Distributions                           --      (86,564)
   Redemption of limited
     partner units for
     shares of common stock                --           --
   Contributions - proceeds
     from stock
     options exercised                     --        2,389
   Deferred compensation
     plan for directors                    --           76
   Issuance of Restricted
     Stock Awards                          --           --
   Amortization of stock
     compensation                          --          630
   Cancellation of Restricted
     Stock Awards                          --           --
   Repurchase of general
     partner units                         --      (24,056)

-----------------------------------------------------------

Balance at June 30, 2001               $8,524    $1,885,921
===========================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)
=====================================================================================================================

                                                                                           Six Months Ended
                                                                                               June 30,
CASH FLOWS FROM OPERATING ACTIVITIES                                                     2001               2000
--------------------------------------------------------------------------------------------------------------------
Net income                                                                            $92,633          $ 156,683
Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                                   45,435             45,127
       Amortization of stock compensation                                                 630              1,410
       Amortization of deferred financing costs and debt discount                       2,513              1,802
       Stock options charge                                                                --              1,550
       Equity in earnings of unconsolidated joint ventures                             (5,446)            (2,207)
       Realized gains and unrealized losses on disposition of rental property          (1,947)           (76,169)
       Minority interest in consolidated partially-owned properties                        --              5,072
Changes in operating assets and liabilities:
       Increase in unbilled rents receivable, net                                      (7,737)            (5,537)
       Increase in deferred charges and other assets, net                              (1,454)           (15,697)
       Decrease (increase) in accounts receivable, net                                    125               (140)
       (Decrease) increase in accounts payable and accrued expenses                    (1,896)            10,982
       Increase (decrease) in rents received in advance and security deposits             829             (1,937)
       Increase (decrease) in accrued interest payable                                  9,337               (363)
--------------------------------------------------------------------------------------------------------------------

     Net cash provided by operating activities                                      $ 133,022          $ 120,576
====================================================================================================================

CASH FLOWS FROM INVESTING ACTIVITIES
--------------------------------------------------------------------------------------------------------------------
Additions to rental property                                                        $(148,144)         $(170,062)
Repayment of mortgage note receivable                                                   5,983                 --
Investments in unconsolidated joint ventures                                          (24,462)           (11,081)
Distributions from unconsolidated joint ventures                                       19,056              7,040
Proceeds from sales of rental property                                                 44,787            235,849
(Increase) decrease in restricted cash                                                   (935)               583
--------------------------------------------------------------------------------------------------------------------

     Net cash (used in) provided by investing activities                            $(103,715)           $62,329
====================================================================================================================

CASH FLOWS FROM FINANCING ACTIVITIES
--------------------------------------------------------------------------------------------------------------------
Proceeds from senior unsecured notes                                                $ 298,269            $    --
Proceeds from revolving credit facilities                                             218,484            435,030
Proceeds from mortgages and loans payable                                              70,000                 --
Repayments of revolving credit facilities                                            (490,825)          (396,300)
Repayments of mortgages and loans payable                                              (3,871)           (41,785)
Distributions to minority interest in partially-owned properties                           --            (88,672)
Repurchase of common stock                                                            (24,055)                --
Payment of financing costs                                                             (3,159)            (5,979)
Proceeds from stock options exercised                                                   2,389              1,665
Payment of dividends and distributions                                                (86,980)           (85,000)
--------------------------------------------------------------------------------------------------------------------

     Net cash used in financing activities                                          $ (19,748)           $(181,041)
====================================================================================================================

Net increase in cash and cash equivalents                                          $    9,559            $ 1,864
Cash and cash equivalents, beginning of period                                         13,179              8,671
--------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                              $22,738            $10,535
====================================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
================================================================================

1.    ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION
Mack-Cali Realty, L.P., a Delaware limited partnership, and its subsidiaries (the "Operating Partnership"), was formed on May 31, 1994 to conduct the business of leasing, management, acquisition, development, construction and tenant-related services for its sole general partner, Mack-Cali Realty Corporation and its subsidiaries (the "Corporation" or "General Partner"). The Operating Partnership, through its operating divisions and subsidiaries, including the Mack-Cali property-owning partnerships and limited liability companies (collectively, the "Property Partnerships"), as described below, is the entity through which all of the General Partner's operations are conducted. The Property Partnerships, not a legal entity, consist of partnerships and limited liability companies which are engaged in the ownership and operation of the Properties (as hereinafter defined) of the Operating Partnership.

The General Partner is a fully integrated, self-administered, self-managed real estate investment trust ("REIT"). The General Partner controls the Operating Partnership as its sole general partner, and owned an 87.6 percent and 87.7 percent common unit interest in the Operating Partnership as of June 30, 2001 and December 31, 2000, respectively.

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

As of June 30, 2001, the Operating Partnership owned or had interests in 269 properties plus developable land (collectively, the "Properties"). The Properties aggregate approximately 28.5 million square feet, and are comprised of 164 office buildings and 93 office/flex buildings totaling approximately 28.1 million square feet (which includes eight office buildings and one office/flex building aggregating 1.2 million square feet, owned by unconsolidated joint ventures in which the Operating Partnership has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, one multi-family residential complex consisting of 124 units, two stand-alone retail properties and three land leases. The Properties are located in 11 states, primarily in the Northeast, plus the District of Columbia.

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

2.    SIGNIFICANT ACCOUNTING POLICIES

RENTAL
PROPERTY Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition and development of rental properties are capitalized. Capitalized development costs include interest, property taxes, insurance and other project costs incurred during the period of development. Included in total rental property is construction-in-progress of $141,623 and $188,077 as of June 30, 2001 and December 31, 2000, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

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

DEFERRED
FINANCING
COSTS Costs incurred in obtaining financing are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $1,161 and $901 for the three months ended June 30, 2001 and 2000, respectively, and $2,282 and $1,802 for the six months ended June 30, 2001 and 2000, respectively.

DEFERRED
LEASING COSTS           Costs incurred in connection with leases are
                        capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Operating Partnership provide leasing services to the Properties and receive compensation based on space leased. The portion of such compensation, which is capitalized and amortized, approximated $863 and $896 for the three months ended June 30, 2001 and 2000, respectively, and $1,603 and $1,589 for the six months ended June 30, 2001 and 2000, respectively.

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

DERIVATIVE
INSTRUMENTS             The Operating Partnership has adopted Statement of
                        Financial Accounting Standards No. 133, Accounting for
                        Derivative Instruments and Hedging Activities ("FASB No.
                        133") as of January 1, 2001. Due to its limited use of derivative instruments, adoption of FASB No. 133 did not have a material impact on the Operating Partnership's financial statements.

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

 EARNINGS
 PER UNIT               In accordance with the Statement of Financial
                        Accounting Standards No. 128 ("FASB No. 128"), the Operating Partnership presents both basic and diluted earnings per unit ("EPU"). Basic EPU excludes dilution and is computed by dividing net income available to common unitholders by the weighted average number of shares outstanding for the period. Diluted EPU reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units, where such exercise or conversion would result in a lower EPU amount.

DISTRIBUTIONS
  PAYABLE The distributions payable at June 30, 2001 represents distributions payable to common unitholders of record as of July 5, 2001 (64,263,589 common units), and preferred distributions payable to preferred unitholders (220,340 preferred units) for the second quarter 2001. The second quarter 2001 common unit distribution of $0.61 per common unit, as well as the second quarter preferred unit distribution of $17.6046 per preferred unit, were approved by the Board of Directors of the General Partner on June 21, 2001 and paid on July 23, 2001.

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

3.    ACQUISITIONS, PROPERTY SALES AND OTHER TRANSACTIONS

OPERATING PROPERTY ACQUISITIONS
The Operating Partnership acquired the following operating properties during the six months ended June 30, 2001:

-----------------------------------------------------------------------------------------------------------------------
                                                                                                         INVESTMENT BY
ACQUISITION                                                                           # OF     RENTABLE      OPERATING
DATE            PROPERTY/PORTFOLIO NAME         LOCATION                            BLDGS.  SQUARE FEET    PARTNERSHIP
-----------------------------------------------------------------------------------------------------------------------
OFFICE:
4/6/01          4 & 6 Campus Drive (a)          Parsippany, Morris County, NJ            2      295,766        $48,404
-----------------------------------------------------------------------------------------------------------------------

Total Office Property Acquisitions:                                                      2      295,766        $48,404
=======================================================================================================================

OFFICE/FLEX:
2/14/01          31 & 41 Twosome Drive (b) (c)  Moorestown, Burlington County, NJ        2      127,250         $7,155
4/27/01          1245 & 1247 N. Church St,
                   2 Twosome Drive (b) (c)      Moorestown, Burlington County, NJ        3      154,200         11,083
-----------------------------------------------------------------------------------------------------------------------

Total Office/Flex Property Acquisitions:                                                 5      281,450        $18,238
=======================================================================================================================

Total Operating Property Acquisitions:                                                   7      577,216        $66,642
=======================================================================================================================

(a) Transaction was funded primarily through borrowing on the Operating Partnership's revolving credit facility.
(b) Transactions were funded primarily from net proceeds received in the sale of a rental property as well as the Operating Partnership's cash reserves.
(c) The properties were acquired through the exercise of a purchase option obtained in the initial acquisition of the McGarvey portfolio in January 1998.

PROPERTIES PLACED IN SERVICE
The Operating Partnership placed in service the following properties during the six months ended June 30, 2001:

-----------------------------------------------------------------------------------------------------------------------
                                                                                                       Investment by
Date Placed                                                                       # of     Rentable        Operating
in Service       Property/Portfolio Name      Location                          Bldgs.  Square Feet  Partnership (a)
-----------------------------------------------------------------------------------------------------------------------
OFFICE:
1/15/01          105 Eisenhower Parkway       Roseland, Essex County, NJ             1      220,000          $43,300
3/1/01           8181 East Tufts Avenue       Denver, Denver County, CO              1      185,254           34,371
-----------------------------------------------------------------------------------------------------------------------

Total Properties Placed in Service                                                   2      405,254          $77,671
=======================================================================================================================

(a) Transactions were funded primarily through draws on the Operating Partnership's revolving credit facilities and amounts presented are as of June 30, 2001.

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

PROPERTY SALES
The Operating Partnership sold the following properties during the six months ended June 30, 2001:

------------------------------------------------------------------------------------------------------------------------------
SALE                                                                  # OF      RENTABLE   NET SALES    NET BOOK     REALIZED
DATE            PROPERTY NAME          LOCATION                      BLDGS.  SQUARE FEET    PROCEEDS       VALUE         GAIN
------------------------------------------------------------------------------------------------------------------------------
OFFICE:
6/1/01          1777 N.E. Loop 410     San Antonio, Bexar               1     256,137       $21,313       $16,703      $4,610
                                       County, TX
6/15/01         14511 Falling Creek    Houston, Harris County, TX       1      70,999         2,982         2,458         524

RESIDENTIAL:
6/21/01         Tenby Chase            Delran, Burlington               1   327 units        19,336         2,399      16,937
                Apartments             County, NJ

OTHER:
4/3/01          North Pier-Harborside  Jersey City, Hudson             --         n/a         3,357         2,918         439
                                       County, NJ
------------------------------------------------------------------------------------------------------------------------------

Totals:                                                                 3     327,136       $46,988       $24,478     $22,510
==============================================================================================================================


4.    INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

PRU-BETA 3 (NINE CAMPUS DRIVE)
On March 27, 1998, the Operating Partnership acquired a 50 percent interest in an existing joint venture with The Prudential Insurance Company of America ("Prudential"), known as Pru-Beta 3, which owns and operates Nine Campus Drive, a 156,495 square-foot office building, located in the Mack-Cali Business Campus office complex in Parsippany, Morris County, New Jersey. The Operating Partnership performs management and leasing services for the property owned by the joint venture and recognized $75 and $75 in fees for such services in the six months ended June 30, 2001 and 2000, respectively.

HPMC
On April 23, 1998, the Operating Partnership entered into a joint venture agreement with HCG Development, L.L.C. and Summit Partners I, L.L.C. to form HPMC Development Partners, L.P. and, on July 21, 1998, entered into a second joint venture, HPMC Development Partners II, L.P. (formerly known as HPMC Lava Ridge Partners, L.P.), with these same parties. HPMC Development Partners, L.P.'s efforts have focused on two development projects, commonly referred to as Continental Grand II and Summit Ridge. HPMC Development Partners II, L.P.'s efforts have focused on three development projects, commonly referred to as Lava Ridge, Pacific Plaza I & II and Stadium Gateway. Among other things, the partnership agreements provide for a preferred return on the Operating Partnership's invested capital in each venture, in addition to 50 percent of such venture's profit above the preferred returns, as defined in each agreement.

   CONTINENTAL GRAND II
   Continental Grand II is a 239,085 square-foot office building located in El Segundo, Los Angeles County, California, which was constructed and placed in service by the venture. On June 29, 2001, the venture sold the office property for approximately $67,000.

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

   PACIFIC PLAZA I & II
   Pacific Plaza I & II is a parcel of land purchased from the city of Daly City, located in San Mateo County, California, upon which the venture has commenced construction of an office building and theater and retail complex aggregating 471,379 square feet.

   STADIUM GATEWAY
   Stadium Gateway is a 1.5 acre site located in Anaheim, Orange County, California, acquired by the venture upon which it has commenced construction of a six-story 261,554 square-foot office building.

G&G MARTCO (CONVENTION PLAZA)
On April 30, 1998, the Operating Partnership acquired a 49.9 percent interest in an existing joint venture, known as G&G Martco, which owns Convention Plaza, a 305,618 square-foot office building, located in San Francisco, San Francisco County, California. A portion of its initial investment was financed through the issuance of common units, as well as funds drawn from the Operating Partnership's credit facilities. Subsequently, on June 4, 1999, the Operating Partnership acquired an additional 0.1 percent interest in G&G Martco through the issuance of common units. The Operating Partnership performs management and leasing services for the property owned by the joint venture and recognized $110 and $104 in fees for such services in the six months ended June 30, 2001 and 2000, respectively.

AMERICAN FINANCIAL EXCHANGE L.L.C.
On May 20, 1998, the Operating Partnership entered into a joint venture agreement with Columbia Development Company, L.L.C. to form American Financial Exchange L.L.C. The venture was initially formed to acquire land for future development, located on the Hudson River waterfront in Jersey City, Hudson County, New Jersey, adjacent to the Operating Partnership's Harborside Financial Center office complex. The Operating Partnership holds a 50 percent interest in the joint venture. Among other things, the partnership agreement provides for a preferred return on the Operating Partnership's invested capital in the venture, in addition to the Operating Partnership's proportionate share of the venture's profit, as defined in the agreement. The joint venture acquired land on which it constructed a parking facility, which is currently leased to a parking operator under a 10-year agreement. Such parking facility serves a ferry service between the Operating Partnership's Harborside property and Manhattan. In the fourth quarter 2000, the Operating Partnership started construction of a 575,000 square-foot office building and terminated the parking agreement on certain of the land owned by the venture. The total costs of the project are currently projected to be approximately $140,000. The project, which is currently 100 percent pre-leased, is anticipated to be completed in the third quarter of 2002.

RAMLAND REALTY ASSOCIATES L.L.C. (ONE RAMLAND ROAD)
On August 20, 1998, the Operating Partnership entered into a joint venture agreement with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C. The venture was formed to own, manage and operate One Ramland Road, a 232,000 square-foot office/flex building plus adjacent developable land, located in Orangeburg, Rockland County, New York. In August 1999, the joint venture completed redevelopment of the property and placed the office/flex building in service. The Operating Partnership holds a 50 percent interest in the joint venture. The Operating Partnership performs management, leasing and other services for the property owned by the joint venture and recognized $58 and $147 in fees for such services in the six months ended June 30, 2001 and 2000, respectively.

ASHFORD LOOP ASSOCIATES L.P. (1001 SOUTH DAIRY ASHFORD/2100 WEST LOOP SOUTH)
On September 18, 1998, the Operating Partnership entered into a joint venture agreement with Prudential to form Ashford Loop Associates L.P. The venture was formed to own, manage and operate 1001 South Dairy Ashford, a 130,000 square-foot office building acquired on September 18, 1998 and 2100 West Loop South, a 168,000 square-foot office building acquired on November 25, 1998, both located in Houston, Harris County, Texas. The Operating Partnership holds a 20 percent interest in the joint venture. Subsequently, through June 30, 2001, the venture paid $19,907 ($3,943 representing the Operating Partnership's share) in accordance with earn-out provisions in the acquisition contracts. The Operating Partnership performs management and leasing services for the properties owned by the joint venture and recognized $94 and $59 in fees for such services in the six months ended June 30, 2001 and 2000, respectively.

ARCAP INVESTORS, L.L.C.
On March 18, 1999, the Operating Partnership invested in ARCap Investors, L.L.C., a joint venture with several participants, which was formed to invest in sub-investment grade tranches of commercial mortgage-backed securities ("CMBS"). The Operating Partnership has invested $20,000 in the venture. William L. Mack, Chairman of the Board of Directors of the Operating Partnership and an equity holder in the Operating Partnership, is a principal of the managing member of the venture. At June 30, 2001, the venture held approximately $859,448 face value of CMBS bonds at an aggregate cost of approximately $440,951.

SOUTH PIER AT HARBORSIDE - HOTEL DEVELOPMENT
On November 17, 1999, the Operating Partnership entered into an agreement with Hyatt Corporation to develop a 350-room hotel on the Operating Partnership's South Pier at Harborside Financial Center, Jersey City, Hudson County, New Jersey. In July 2000, the joint venture began development of the hotel project.

NORTH PIER AT HARBORSIDE - RESIDENTIAL DEVELOPMENT
On August 5, 1999, the Operating Partnership entered into an agreement which provided for the sale of its North Pier at Harborside Financial Center, Jersey City, Hudson County, New Jersey to a joint venture with Lincoln Property Company Southwest, Inc., in exchange for cash and an equity interest in the venture. In April 2001, the Operating Partnership sold the North Pier to the venture for net sales proceeds of approximately $3,357 and retained an equity interest. The venture intends to develop residential housing on the property for rental.

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

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the financial position of the unconsolidated joint ventures in which the Operating Partnership had investment interests as of June 30, 2001 and December 31, 2000:

                                                      June 30, 2001
-----------------------------------------------------------------------------------------------------------------------
                                                                                   American
                                                                           G&G    Financial      Ramland     Ashford
                                        Pru-Beta 3          HPMC        Martco     Exchange       Realty        Loop
-----------------------------------------------------------------------------------------------------------------------
ASSETS:
   Rental property, net                    $20,330      $ 92,224      $ 10,027      $42,446      $18,491     $37,637
   Other assets                              2,540        33,240         3,098          694        4,686         560
-----------------------------------------------------------------------------------------------------------------------

   Total assets                            $22,870      $125,464      $ 13,125      $43,140      $23,177     $38,197
=======================================================================================================================
LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
   Mortgages and loans payable             $    --      $ 67,782      $ 50,000      $    --      $16,319     $    --
   Other liabilities                           101         3,124         1,642       10,980          130         538
   Partners'/members' capital               22,769        54,558      (38,517)       32,160        6,728      37,659
-----------------------------------------------------------------------------------------------------------------------
   Total liabilities and
   partners'/members' capital              $22,870      $125,464      $ 13,125      $43,140      $23,177     $38,197
=======================================================================================================================
Operating Partnership's net
   investment in unconsolidated
   joint ventures                          $15,747      $ 37,647      $  3,549      $33,405      $ 2,936      $7,880
-----------------------------------------------------------------------------------------------------------------------



                                            June 30, 2001
---------------------------------------------------------------------------------------------------

                                                                MC-SJP
                                                                Morris      Harborside      Combined
                                                 ARCap          Realty      South Pier         Total
---------------------------------------------------------------------------------------------------
ASSETS:
   Rental property, net                       $     --          $17,271       $33,441      $271,867
   Other assets                                482,329               96            --       527,243
---------------------------------------------------------------------------------------------------

   Total assets                               $482,329          $17,367        $33,441     $799,110
===================================================================================================
LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
   Mortgages and loans payable                $266,030          $16,028        $10,000     $426,159
   Other liabilities                             5,111               --          4,425       26,051
   Partners'/members' capital                  211,188            1,339         19,016      346,900
---------------------------------------------------------------------------------------------------
   Total liabilities and
   partners'/members' capital                 $482,329          $17,367        $33,441     $799,110
===================================================================================================
Operating Partnership's net
   investment in unconsolidated
   joint ventures                             $ 19,745          $   176        $ 9,859     $130,944
---------------------------------------------------------------------------------------------------


                                                      December 31, 2000
-------------------------------------------------------------------------------------------------------------------------
                                                                                   American
                                                                           G&G    Financial      Ramland     Ashford
                                        Pru-Beta 3          HPMC        Martco     Exchange       Realty        Loop
-------------------------------------------------------------------------------------------------------------------------
ASSETS:
   Rental property, net                    $20,810       $78,119      $ 10,589      $12,546      $18,947     $37,665
   Other assets                              2,737        27,082         2,508       11,851        4,755         849
-------------------------------------------------------------------------------------------------------------------------

   Total assets                            $23,547      $105,201      $ 13,097      $24,397      $23,702     $38,514
=========================================================================================================================
LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
   Mortgages and loans payable               $  --       $63,486      $ 50,000        $  --      $16,666       $  --
   Other liabilities                           160         5,035         1,368        9,400          522       1,005
   Partners'/members' capital               23,387        36,680      (38,271)       14,997        6,514      37,509
-------------------------------------------------------------------------------------------------------------------------
   Total liabilities and
   partners'/members' capital              $23,547      $105,201      $ 13,097      $24,397      $23,702     $38,514
=========================================================================================================================
Operating Partnership's net
   investment in unconsolidated
   joint ventures                          $16,110       $35,079       $ 3,973      $15,809       $2,782      $7,874
-------------------------------------------------------------------------------------------------------------------------




                                                 December 31, 2000
------------------------------------------------------------------------------------------------
                                                             MC-SJP
                                                             Morris        Harborside   Combined
                                              ARCap          Realty        South Pier      Total
------------------------------------------------------------------------------------------------
ASSETS:
   Rental property, net                    $     --              --            --       $178,676
   Other assets                             310,342              --            --        360,124
------------------------------------------------------------------------------------------------

   Total assets                            $310,342              --            --       $538,800
================================================================================================
LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
   Mortgages and loans payable             $129,562              --            --       $259,714
   Other liabilities                          3,750              --            --         21,240
   Partners'/members' capital               177,030              --            --        257,846
------------------------------------------------------------------------------------------------
   Total liabilities and
   partners'/members' capital              $310,342              --            --       $538,800
================================================================================================
Operating Partnership's net
   investment in unconsolidated
   joint ventures                          $ 19,811              --            --       $101,438
------------------------------------------------------------------------------------------------

The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Operating Partnership had investment interests during the three and six month periods ended June 30, 2001 and 2000:


                                             Three Months Ended June 30, 2001
----------------------------------------------------------------------------------------------------------------------
                                                                                  American
                                                                          G&G    Financial      Ramland      Ashford
                                       Pru-Beta 3         HPMC         Martco     Exchange       Realty         Loop
----------------------------------------------------------------------------------------------------------------------
Total revenues                             $1,235      $13,936         $ 3,084       $ 158        $ 989       $ 1,491
Operating and other expenses                 (369)        (774)           (845)         (7)        (264)         (699)
Depreciation and amortization                (299)        (592)           (387)         (5)        (236)         (232)
Interest expense                               --         (929)           (808)         --         (299)         --
----------------------------------------------------------------------------------------------------------------------
Net income                                 $  567      $11,641         $ 1,044       $ 146        $ 190       $   560
======================================================================================================================
Operating Partnership's equity in
   earnings of unconsolidated
   joint ventures                          $  245      $ 1,311         $  366       $ (617)       $  95       $   112
----------------------------------------------------------------------------------------------------------------------





                          Three Months Ended June 30, 2001
----------------------------------------------------------------------------------------------

                                                           MC-SJP
                                                           Morris    Harborside     Combined
                                           ARCap           Realty    South Pier        Total
----------------------------------------------------------------------------------------------
Total revenues                           $ 8,504               --            --     $ 29,397
Operating and other expenses              (2,179)              --            --       (5,137)
Depreciation and amortization                 --               --            --       (1,751)
Interest expense                          (4,903)              --            --       (6,939)
----------------------------------------------------------------------------------------------

Net income                               $ 1,422               --            --     $ 15,570
================================================================================ =============
Operating Partnership's equity
   in earnings of unconsolidated
   joint ventures                        $   525               --            --     $  2,037
----------------------------------------------------------------------------------------------





                        Three Months Ended June 30, 2000
----------------------------------------------------------------------------------------------------------------------
                                                                                  American
                                                                          G&G    Financial      Ramland      Ashford
                                       Pru-Beta 3          HPMC        Martco     Exchange       Realty         Loop
----------------------------------------------------------------------------------------------------------------------
Total revenues                             $1,234        $2,504       $ 2,569         $254        $ 969       $1,469
Operating and other expenses                 (401)         (813)         (793)         (51)        (273)        (641)
Depreciation and amortization                (305)       (1,065)         (336)          (7)        (241)        (210)
Interest expense                               --          (793)       (1,039)          --         (377)          --
----------------------------------------------------------------------------------------------------------------------

Net income                                 $  528        $ (167)      $   401         $196        $  78       $  618
======================================================================================================================
Operating Partnership's equity in
   earnings of unconsolidated
   joint ventures                          $  225        $  102       $    43         $139         $ 37       $  124
----------------------------------------------------------------------------------------------------------------------




                         Three Months Ended June 30, 2000
-------------------------------------------------------------------------------------------
                                                        MC-SJP
                                                        Morris    Harborside     Combined
                                         ARCap          Realty    South Pier        Total
-------------------------------------------------------------------------------------------
Total revenues                          $4,606              --            --      $ 13,605
Operating and other expenses              (721)             --            --        (3,693)
Depreciation and amortization              --               --            --        (2,164)
Interest expense                          (932)             --            --        (3,141)
-------------------------------------------------------------------------------------------

Net income                              $2,953              --            --      $  4,607
=============================================== =============== ============= =============
Operating Partnership's equity in
   earnings of unconsolidated
   joint ventures                       $ 400               --            --      $  1,070
-------------------------------------------------------------------------------------------

                                             Six Months Ended June 30, 2001
-----------------------------------------------------------------------------------------------------------------------
                                                                                  American
                                                                          G&G    Financial      Ramland      Ashford
                                       Pru-Beta 3          HPMC        Martco     Exchange       Realty         Loop
-----------------------------------------------------------------------------------------------------------------------
Total revenues                             $2,488       $14,992       $ 5,807        $ 379       $1,958      $ 3,064
Operating and other expenses                 (782)         (948)       (1,650)         (41)        (607)      (1,416)
Depreciation and amortization                (592)         (933)         (777)         (20)        (483)        (462)
Interest expense                               --        (1,256)       (1,793)          --         (654)          --
-----------------------------------------------------------------------------------------------------------------------

Net income                                 $1,114       $11,855       $ 1,587        $ 318       $  214      $ 1,186
======================================================================================================================
Operating Partnership's equity
   in earnings of unconsolidated
   joint ventures                           $ 503     $3,464            $ 536        $(445)       $ 154     $    209
-----------------------------------------------------------------------------------------------------------------------



                               Six Months Ended June 30, 2001
---------------------------------------------------------------------------------------------
                                                         MC-SJP
                                                         Morris     Harborside     Combined
                                           ARCap         Realty     South Pier        Total
---------------------------------------------------------------------------------------------
Total revenues                           $27,830              --            --      $ 56,518
Operating and other expenses              (4,003)             --            --        (9,447)
Depreciation and amortization                --               --            --        (3,267)
Interest expense                          (7,890)             --            --       (11,593)
---------------------------------------------------------------------------------------------

Net income                               $15,937              --            --      $ 32,211
=============================================================================================
Operating Partnership's equity
   in earnings of unconsolidated
   joint ventures                        $1,025               --            --      $  5,446
---------------------------------------------------------------------------------------------



                                          Six Months Ended June 30, 2000
-----------------------------------------------------------------------------------------------------------------------
                                                                                  American
                                                                          G&G    Financial      Ramland      Ashford
                                       Pru-Beta 3          HPMC        Martco     Exchange       Realty         Loop
-----------------------------------------------------------------------------------------------------------------------
Total revenues                             $2,468       $ 3,560       $ 5,281         $504       $1,947      $ 2,832
Operating and other expenses                 (819)         (987)       (1,553)         (82)        (590)      (1,271)
Depreciation and amortization                (611)       (1,406)         (762)         (20)        (482)        (403)
Interest expense                               --        (1,120)       (1,914)          --         (746)          --
-----------------------------------------------------------------------------------------------------------------------

Net income                                 $1,038       $    47       $ 1,052         $402       $  129      $ 1,158
===================================== ============= ============= ============= ============ ============ ============
Operating Partnership's equity
   in earnings of unconsolidated
   joint ventures                           $ 441       $   102       $   212         $345       $   62      $   245
-----------------------------------------------------------------------------------------------------------------------




                                                Six Months Ended June 30, 2000
---------------------------------------------------------------------------------------------
                                                         MC-SJP
                                                         Morris     Harborside     Combined
                                           ARCap         Realty     South Pier        Total
---------------------------------------------------------------------------------------------
Total revenues                           $11,150              --            --      $27,742
Operating and other expenses              (1,292)             --            --       (6,594)
Depreciation and amortization                --               --            --       (3,684)
Interest expense                          (1,701)             --            --       (5,481)
---------------------------------------------------------------------------------------------

Net income                               $ 8,157              --            --      $11,983
================================================= =============== ============= =============
Operating Partnership's equity
   in earnings of unconsolidated
   joint ventures                         $ 800               --            --      $ 2,207
---------------------------------------------------------------------------------------------

5.    DEFERRED CHARGES AND OTHER ASSETS

                                                                                 June 30,              December 31,
                                                                                    2001                     2000
----------------------------------------------------------------------------------------------------------------------
Deferred leasing costs                                                           $84,963                 $ 80,667
Deferred financing costs                                                          26,443                   23,085
----------------------------------------------------------------------------------------------------------------------
                                                                                 111,406                  103,752
Accumulated amortization                                                         (29,673)                 (26,303)
----------------------------------------------------------------------------------------------------------------------
Deferred charges, net                                                             81,733                   77,449
Prepaid expenses and other assets                                                 18,604                   25,206
----------------------------------------------------------------------------------------------------------------------

Total deferred charges and other assets, net                                    $100,337                 $102,655
======================================================================================================================


6.    RESTRICTED CASH

Restricted cash includes security deposits for the Operating Partnership's residential properties and certain commercial properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following:

                                                                                 June 30,             December 31,
                                                                                     2001                     2000
----------------------------------------------------------------------------------------------------------------------
Security deposits                                                                  $7,409                  $6,477
Escrow and other reserve funds                                                         83                      80
----------------------------------------------------------------------------------------------------------------------

Total restricted cash                                                              $7,492                  $6,557
======================================================================================================================


7.    RENTAL PROPERTY HELD FOR SALE

As of June 30, 2001, the Operating Partnership has identified 41 office properties, aggregating approximately 4.8 million square feet, and two land parcels as held for sale. These properties are located in Texas, Arizona, Colorado, Iowa and Florida. Such properties carried an aggregate book value of $450,932, net of accumulated depreciation of $34,926 and a valuation allowance of $20,563.

As of December 31, 2000, the Operating Partnership had identified 10 office properties, aggregating approximately 1.6 million square feet, and a land parcel as held for sale, all located in San Antonio and Houston, Texas. Such properties carried an aggregate book value of $107,458, net of accumulated depreciation of $7,019.

The following is a summary of the condensed results of operations of the rental properties held for sale at June 30, 2001 for the six month periods ended June 30, 2001 and 2000:

                                                                                  Six Months Ended June 30,
                                                                                 2001                    2000
----------------------------------------------------------------------------------------------------------------------
Total revenues                                                               $ 41,528                $ 40,125
Operating and other expenses                                                  (16,939)                (15,838)
Depreciation                                                                   (2,474)                 (5,781)
----------------------------------------------------------------------------------------------------------------------

Net income                                                                   $ 22,115                $ 18,506
======================================================================================================================

There can be no assurance if and when sales of the Operating Partnership's rental properties held for sale will occur.

During the six months ended June 30, 2001, the Operating Partnership determined that the carrying amounts of certain properties identified as held for sale are not expected to be recovered from estimated net sale proceeds from these property sales and, accordingly, recognized a valuation allowance of $20,563.

The following table summarizes realized gains and unrealized losses on disposition of rental property:

                                                                                  Six Months Ended June 30,
                                                                                 2001                    2000
----------------------------------------------------------------------------------------------------------------------
Realized gain on sale of rental property and land                            $ 22,510                 $76,169
Valuation allowance on rental property held for sale                          (20,563)                     --
----------------------------------------------------------------------------------------------------------------------

Total realized gains and unrealized losses                                    $ 1,947                 $76,169
======================================================================================================================


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

A summary of the terms of the senior unsecured notes (collectively, "Senior Unsecured Notes") outstanding as of June 30, 2001 and December 31, 2000 is as follows:

                                                                           June 30,       December 31,   Effective
                                                                              2001               2000     Rate (1)
----------------------------------------------------------------------------------------------------------------------
7.180% Senior Unsecured Notes, due December 31, 2003                      $185,283           $185,283           7.23%
7.000% Senior Unsecured Notes, due March 15, 2004                          299,784            299,744           7.27%
7.250% Senior Unsecured Notes, due March 15, 2009                          298,189            298,072           7.49%
7.835% Senior Unsecured Notes, due December 15, 2010                        15,000             15,000           7.95%
7.750% Senior Unsecured Notes, due February 15, 2011                       298,343                 --           7.93%
----------------------------------------------------------------------------------------------------------------------

Total Senior Unsecured Notes                                            $1,096,599           $798,099           7.51%
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


9.    REVOLVING CREDIT FACILITIES

2000 UNSECURED FACILITY
On June 22, 2000, the Operating Partnership obtained an unsecured revolving credit facility ("2000 Unsecured Facility") with a current borrowing capacity of $800,000 from a group of 24 lenders. The interest rate on outstanding borrowings under the credit line is currently the London Inter-Bank Offered Rate ("LIBOR") (3.86 percent at June 30, 2001) plus 80 basis points. The Operating Partnership may instead elect an interest rate representing the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points. The 2000 Unsecured Facility also requires a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears. In the event of a change in the Operating Partnership's unsecured debt rating, the interest rate and facility fee will be changed on a sliding scale. Subject to certain conditions, the Operating Partnership has the ability to increase the borrowing capacity of the credit line up to $1,000,000. The 2000 Unsecured Facility matures in June 2003, with an extension option of one year, which would require a payment of 25 basis points of the then borrowing capacity of the credit line upon exercise.

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

PRUDENTIAL FACILITY
The Operating Partnership had a revolving credit facility ("Prudential Facility") with Prudential Securities Corp. ("PSC") in the amount of $100,000, which bore interest at 110 basis points over one-month LIBOR, with a maturity date of June 29, 2001. The Prudential Facility was a recourse liability of the Operating Partnership and was secured by the Operating Partnership's equity interest in Harborside Plazas 2 and 3. The Prudential Facility limited the ability of the Operating Partnership to make any distributions during any fiscal quarter in an amount in excess of 100 percent of the Operating Partnership's available funds from operations (as defined) for the immediately preceding fiscal quarter (except to the extent such excess distributions or dividends are attributable to gains from the sale of the Operating Partnership's assets or are required for the Corporation to maintain its status as a REIT under the Code); provided, however, that the Operating Partnership may make distributions and pay dividends in excess of 100 percent of available funds from operations (as defined) for the preceding fiscal quarter for not more than three consecutive quarters. In addition to the foregoing, the Prudential Facility limited the liens placed upon the subject property and certain collateral, the use of proceeds from the Prudential Facility, and the maintenance of ownership of the subject property and assets derived from said ownership. The Operating Partnership repaid in full and terminated the Prudential Facility on June 29, 2001.

SUMMARY
As of June 30, 2001 and December 31, 2000, the Operating Partnership had outstanding borrowings of $76,500 and $348,840, respectively, under its revolving credit facilities. The total outstanding borrowings were from the 2000 Unsecured Facility, with no outstanding borrowings under the Prudential Facility.


10.   MORTGAGES AND LOANS PAYABLE

The Operating Partnership has mortgages and loans payable which are comprised of various loans collateralized by certain of the Operating Partnership's rental properties. Payments on mortgages and loans payable are generally due in monthly installments of principal and interest, or interest only.

A summary of the Operating Partnership's mortgages and loans payable as of June 30, 2001 and December 31, 2000 is as follows:

                                                                    EFFECTIVE       PRINCIPAL BALANCE AT
                                                                     INTEREST     JUNE 30,   DECEMBER 31,
PROPERTY NAME                   LENDER                                   RATE         2001            2000      MATURITY
-------------------------------------------------------------------------------------------------------------------------
101 & 225 Executive Drive       Sun Life Assurance Co.                 6.27%        $   --         $ 2,198      06/01/01
Mack-Cali Morris Plains         Corestates Bank                        7.51%         2,133           2,169      12/31/01
Mack-Cali Willowbrook           CIGNA                                  8.67%         9,038           9,460      10/01/03
400 Chestnut Ridge              Prudential Insurance Co.               9.44%        13,128          13,588      07/01/04
Mack-Cali Centre VI             Principal Life Insurance Co.           6.87%        35,000          35,000      04/01/05
Various (a)                     Prudential Insurance Co.               7.10%       150,000         150,000      05/15/05
Mack-Cali Bridgewater I         New York Life Ins. Co.                 7.00%        23,000          23,000      09/10/05
Mack-Cali Woodbridge II         New York Life Ins. Co.                 7.50%        17,500          17,500      09/10/05
Mack-Cali Short Hills           Prudential Insurance Co.               7.74%        25,571          25,911      10/01/05
500 West Putnam Avenue          New York Life Ins. Co.                 6.52%         9,679          10,069      10/10/05
Harborside - Plaza 1            U.S. West Pension Trust                5.61%        56,141          54,370      01/01/06
Harborside - Plazas 2 and 3     Northwestern/Principal                 7.36%       163,859          95,630      01/01/06
Mack-Cali Airport               Allstate Life Insurance Co.            7.05%        10,474          10,500      04/01/07
Kemble Plaza I                  Mitsubishi Tr & Bk Co.         LIBOR+0.65%          32,178          32,178      01/31/09
-------------------------------------------------------------------------------------------------------------------------

Total Property Mortgages                                                          $547,701        $481,573
=========================================================================================================================

a) The Operating Partnership has the option to convert the mortgage loan, which is secured by 12 properties, to unsecured debt.

SCHEDULED PRINCIPAL PAYMENTS
Scheduled principal payments and related weighted average annual interest rates for the Operating Partnership's Senior Unsecured Notes (see Note 8), revolving credit facilities (see Note 9) and mortgages and loans payable as of June 30, 2001 are as follows:

                                                                                                        WEIGHTED AVG.
                                                 SCHEDULED       PRINCIPAL                           INTEREST RATE OF
PERIOD                                        AMORTIZATION      MATURITIES           TOTAL      FUTURE REPAYMENTS (A)
----------------------------------------------------------------------------------------------------------------------
July through December 2001                       $  1,554         $  2,096        $  3,650                      9.08%
2002                                                3,260               --           3,260                     10.25%
2003                                                3,407          268,594         272,001                      6.61%
2004                                                2,247          309,863         312,110                      7.34%
2005                                                1,420          253,178         254,598                      7.14%
Thereafter                                         (1,361)         876,542         875,181                      7.46%
----------------------------------------------------------------------------------------------------------------------

Totals/Weighted Average                           $10,527       $1,710,273      $1,720,800                      7.27%
======================================================================================================================

(a) Assumes weighted average LIBOR at June 30, 2001 of 4.04 percent in calculating revolving credit facility and other variable rate debt interest rates.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED
Cash paid for interest for the six months ended June 30, 2001 and 2000 was $52,530 and $56,035, respectively. Interest capitalized by the Operating Partnership for the six months ended June 30, 2001 and 2000 was $7,315 and $4,189, respectively.

SUMMARY OF INDEBTEDNESS
As of June 30, 2001, the Operating Partnership's total indebtedness of $1,720,800 (weighted average interest rate of 7.27 percent) was comprised of $108,678 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 5.07 percent) and fixed rate debt of $1,612,122 (weighted average rate of 7.42 percent).

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

Under the Repurchase Program, the Corporation purchased for constructive retirement 881,500 shares of its outstanding common stock for an aggregate cost of approximately $24,056 for the six months ended June 30, 2001. Concurrent with these purchases, the Corporation sold to the Operating Partnership 881,500 common units for approximately $24,056.

STOCK OPTION PLANS
In September 2000, the Corporation established the 2000 Employee Stock Option Plan ("2000 Employee Plan") and the 2000 Director Stock Option Plan ("2000 Director Plan") under which a total of 2,700,000 shares (subject to adjustment) of the Corporation's common stock have been reserved for issuance (2,500,000 shares under the 2000 Employee Plan and 200,000 shares under the 2000 Director
Plan). In 1994, and as subsequently amended, the Corporation established the Mack-Cali Employee Stock Option Plan ("Employee Plan") and the Mack-Cali Director Stock Option Plan ("Director Plan") under which a total of 5,380,188 shares (subject to adjustment) of the Corporation's common stock have been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan). Stock options granted under the Employee Plan in 1994 and 1995 have become exercisable over a three-year period and those options granted under both the 2000 Employee Plan and Employee Plan in 1996, 1997, 1998, 1999 and 2000 become exercisable over a five-year period. All stock options granted under both the 2000 Director Plan and Director Plan become exercisable in one year. All options were granted at the fair market value at the dates of grant and have terms of ten years. There were 60,000 stock options granted for the six months ended June 30, 2001. As of June 30, 2001, stock options outstanding had a weighted average remaining contractual life of approximately 6.9 years.

Information regarding the Corporation's stock option plans is summarized below:

                                                                                                           Weighted
                                                                                            Shares          Average
                                                                                             Under         Exercise
                                                                                           Options           Price
----------------------------------------------------------------------------------------------------------------------
Outstanding at January 1, 2001                                                           4,633,319          $30.14
Granted                                                                                     60,000          $26.31
Exercised                                                                                 (106,340)         $22.51
Lapsed or canceled                                                                        (122,412)         $29.81
----------------------------------------------------------------------------------------------------------------------
Outstanding at June 30, 2001                                                             4,464,567          $30.28
======================================================================================================================
Options exercisable at June 30, 2001                                                     2,630,748          $31.28
Available for grant at June 30, 2001                                                     2,320,978
----------------------------------------------------------------------------------------------------------------------

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

As of June 30, 2001, there were a total of 749,976 Stock Warrants outstanding. As of June 30, 2001, there were 671,980 Stock Warrants exercisable. For the six months ended June 30, 2001, no Stock Warrants were canceled. No Stock Warrants have been exercised through June 30, 2001.

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

Effective January 1, 2001, 24,019 Restricted Stock Awards vested and therefore were released to the officers and certain other employees. For the six months ended June 30, 2001, 7,408 unvested Restricted Stock Awards were canceled.

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

The following information presents the Operating Partnership's results for the three and six month periods ended June 30, 2001 and 2000 in accordance with FASB No. 128:

                                                                          Three Months Ended June 30,
                                                                       2001                          2000
                                                           ----------------------------- -----------------------------
                                                               Basic EPU    Diluted EPU    Basic EPU       Diluted EPU
----------------------------------------------------------------------------------------------------------------------
Net income available to common unitholders                       $65,792        $65,792     $107,327          $107,327
Add:  Net income attributable to
        Operating Partnership - preferred units                       --          3,879           --             3,765
----------------------------------------------------------------------------------------------------------------------
Adjusted net income                                              $65,792        $69,671     $107,327          $111,092
======================================================================================================================

Weighted average units                                            64,476         71,044       66,627            73,284
----------------------------------------------------------------------------------------------------------------------
Per Unit                                                    $       1.02  $        0.98  $      1.61           $  1.52
======================================================================================================================


                                                                           Six Months Ended June 30,
                                                                       2001                          2000
                                                           ----------------------------- -----------------------------
                                                               Basic EPU    Diluted EPU    Basic EPU       Diluted EPU
----------------------------------------------------------------------------------------------------------------------
Net income available to common unitholders                       $84,875        $84,875     $149,049          $149,049
Add:  Net income attributable to
        Operating Partnership - preferred units                       --          7,758           --             7,634
----------------------------------------------------------------------------------------------------------------------
Adjusted net income                                              $84,875        $92,633     $149,049          $156,683
======================================================================================================================

Weighted average units                                            64,621         71,198       66,527            73,237
----------------------------------------------------------------------------------------------------------------------

Per Unit                                                   $        1.31  $        1.30  $      2.24           $  2.14
======================================================================================================================

The following schedule reconciles the units used in the basic EPU calculation to the units used in the diluted EPU calculation:

                                                                 Three Months                 Six Months
                                                                Ended June 30,              Ended June 30,
                                                                2001          2000           2001          2000
------------------------------------------------------------------------------------------------------------------
Basic EPU Units:                                              64,476        66,627         64,621        66,527
     Add:  Operating Partnership - preferred units             6,359         6,457          6,359         6,537
           (after conversion to common units)
           Stock options                                         209           200            218           173
------------------------------------------------------------------------------------------------------------------

Diluted EPU Units:                                            71,044        73,284         71,198        73,237
==================================================================================================================

Through June 30, 2001, under the Repurchase Program, the Corporation purchased for constructive retirement, a total of 4,777,000 shares of its outstanding common stock for an aggregate cost of approximately $132,131. Concurrent with these purchases, the Corporation sold an equal numbers of common units to the Operating Partnership.

12.   EMPLOYEE BENEFIT PLAN

All employees of the Corporation who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan (the "401(k) Plan"). The 401(k) Plan allows eligible employees to defer up to 15 percent of their annual compensation, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Corporation, at management's discretion, may match employee contributions and/or make discretionary contributions. Management has approved, for the year ended December 31, 2001, a matching contribution to be paid under the 401(k) Plan equal to 50 percent of the first 3.5 percent of annual salary, as defined in the 401(k) Plan, contributed to the plan for 2001. Total expense recognized by the Operating Partnership for both the six month periods ended June 30, 2001 and 2000 was $200.


13.   COMMITMENTS AND CONTINGENCIES

GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Operating Partnership is the lessee, as of June 30, 2001, are as follows:

Period                                                                              Amount
---------------------------------------------------------------------------------------------
July through December 2001                                                        $    266
2002                                                                                   531
2003                                                                                   531
2004                                                                                   534
2005                                                                                   534
Thereafter                                                                          21,997
---------------------------------------------------------------------------------------------

Total                                                                              $24,393
=============================================================================================

Ground lease expense incurred during the six months ended June 30, 2001 and 2000 amounted to $284 and $285, respectively.

OTHER
On June 27, 2000, both Brant Cali and John R. Cali resigned their positions as officers of the Corporation and Brant Cali resigned as a director of the Corporation. John R. Cali was appointed to the Board of Directors of the Corporation to take the seat previously held by Brant Cali. As required by Brant Cali and John R. Cali's employment agreements with the Corporation: (i) the Corporation paid $2,820 and $2,806 (less applicable withholding) to Brant Cali and John R. Cali, respectively; (ii) all options to acquire shares of the Corporation's common stock and Restricted Stock Awards (as hereinafter defined) held by Brant Cali and John R. Cali became fully vested on the effective date of their resignations from the Corporation. All costs associated with Brant Cali and John R. Cali's resignations, which totaled approximately $9,228, are included in non-recurring charges for the six months ended June 30, 2000.

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

Selected results of operations for the three and six month periods ended June 30, 2001 and 2000 and selected asset information as of June 30, 2001 and December 31, 2000 regarding the Operating Partnership's operating segment are as follows:

                                                                                                        Total
                                                                        Total      Corporate &      Operating
                                                                      Segment        Other (e)    Partnership
-------------------------------------------------------------------------------------------------------------------------
TOTAL CONTRACT REVENUES (A):
   Three months ended:
     June 30, 2001                                               $    143,252         $  1,109    $   144,361   (f)
     June 30, 2000                                                    140,117            2,372        142,489   (g)
   Six  months ended:
     June 30, 2001                                               $    284,556         $  2,505    $   287,061   (h)
     June 30, 2000                                                    280,258            3,020        283,278   (i)

TOTAL OPERATING AND INTEREST EXPENSES (B):
   Three months ended:
     June 30, 2001                                               $     43,617         $ 35,689    $    79,306   (j)
     June 30, 2000                                                     42,044           31,519         73,563   (k)
   Six  months ended:
     June 30, 2001                                               $     88,893         $ 69,910    $   158,803   (l)
     June 30, 2000                                                     84,808           64,119        148,927   (m)

NET OPERATING INCOME (C):
   Three months ended:
     June 30, 2001                                               $     99,635         $(34,580)   $    65,055   (f) (j)
     June 30, 2000                                                     98,073          (29,147)        68,926   (g) (k)
   Six  months ended:
     June 30, 2001                                               $    195,663         $(67,405)   $   128,258   (h) (l)
     June 30, 2000                                                    195,450          (61,099)       134,351   (i) (m)

TOTAL ASSETS:
     June 30, 2001                                                 $3,711,992         $ 47,927    $3,759,919
     December 31, 2000                                              3,623,107           53,870      3,676,977

TOTAL LONG-LIVED ASSETS (D):
     June 30, 2001                                                 $3,592,243         $ 28,987    $3,621,230
     December 31, 2000                                              3,522,766           23,574      3,546,340
-------------------------------------------------------------------------------------------------------------------------

(a) Total contract revenues represent all revenues during the period (including the Operating Partnership's share of net income from unconsolidated joint ventures), excluding adjustments for straight-lining of rents and the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures. All interest income is excluded from segment amounts and is classified in Corporate and Other for all periods.
(b) Total operating and interest expenses represent the sum of real estate taxes, utilities, operating services, general and administrative and interest expense. All interest expense (including for property-level mortgages) is excluded from segment amounts and classified in Corporate and Other for all periods.
(c) Net operating income represents total contract revenues [as defined in Note (a)] less total operating and interest expenses [as defined in Note
      (b)] for the period.
(d) Long-lived assets are comprised of total rental property, unbilled rents receivable and investments in unconsolidated joint ventures.
(e) Corporate & Other represents all corporate-level items (including interest and other investment income, interest expense and non-property general and administrative expense) as well as intercompany eliminations necessary to reconcile to consolidated Operating Partnership totals.
(f) Excludes $3,967 of adjustments for straight-lining of rents and $90 for the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures.
(g) Excludes $3,403 of adjustments for straight-lining of rents and ($3) for the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures.
(h) Excludes $7,737 of adjustments for straight-lining of rents and $126 for the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures.
(i) Excludes $5,536 of adjustments for straight-lining of rents and $54 for the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures.
(j)   Excludes $21,951 of depreciation and amortization.
(k) Excludes $22,945 of depreciation and amortization and non-recurring charges of $9,228.
(l)   Excludes $45,435 of depreciation and amortization.
(m) Excludes $45,127 of depreciation and amortization and non-recurring charges of $9,228.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of Mack-Cali Realty, L.P. and the notes thereto. Certain defined terms used herein have the meaning ascribed to them in the Consolidated Financial Statements.

The following comparisons for the three and six month periods ended June 30, 2001 ("2001"), as compared to the three and six month periods ended June 30, 2000 ("2000"), make reference to the following: (i) the effect of the "Same-Store Properties," which represents all in-service properties owned by the Operating Partnership at March 31, 2000 (for the three-month period comparisons), and which represent all in-service properties owned by the Operating Partnership at December 31, 1999 (for the six-month period comparisons), excluding Dispositions as defined below, (ii) the effect of the "Acquired Properties," which represent all properties acquired or placed in service by the Operating Partnership from April 1, 2000 through June 30, 2001 (for the three-month period comparisons), and which represent all properties acquired or placed in service by the Operating Partnership from January 1, 2000 through June 30, 2001 (for the six-month period comparisons), and (iii) the effect of the "Dispositions", which represent results for each period for those rental properties sold by the Operating Partnership during the same periods.

  THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

                                                                  Quarter Ended
                                                                      June 30,             Dollar         Percent
(DOLLARS IN THOUSANDS)                                         2001            2000        Change          Change
----------------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                                                 $129,419        $122,072       $   7,347          6.0%
Escalations and recoveries from tenants                      13,430          14,627          (1,197)        (8.2)
Parking and other                                             3,060           6,128          (3,068)       (50.1)
----------------------------------------------------------------------------------------------------------------------
  Sub-total                                                 145,909         142,827           3,082          2.2

Equity in earnings of unconsolidated joint ventures           2,037           1,070             967         90.4
Interest income                                                 472           1,992          (1,520)       (76.3)
----------------------------------------------------------------------------------------------------------------------
  Total revenues                                            148,418         145,889           2,529          1.7
----------------------------------------------------------------------------------------------------------------------

PROPERTY EXPENSES:
Real estate taxes                                            15,510          14,733             777          5.3
Utilities                                                    10,699          10,014             685          6.8
Operating services                                           17,686          16,822             864          5.1
----------------------------------------------------------------------------------------------------------------------
  Sub-total                                                  43,895          41,569           2,326          5.6

General and administrative                                    6,856           5,159           1,697         32.9
Depreciation and amortization                                21,951          22,945            (994)        (4.3)
Interest expense                                             28,555          26,835           1,720          6.4
Non-recurring charges                                            --           9,228          (9,228)      (100.0)
----------------------------------------------------------------------------------------------------------------------
  Total expenses                                            101,257         105,736          (4,479)        (4.2)
----------------------------------------------------------------------------------------------------------------------

Income before realized gains and unrealized losses
  on disposition of rental property and
  minority interest                                          47,161          40,153           7,008         17.5
Realized gains and unrealized losses on disposition
  of rental property                                         22,510          73,921         (51,411)       (69.5)
----------------------------------------------------------------------------------------------------------------------

Income before minority interest                              69,671         114,074         (44,403)       (38.9)
Minority interest in consolidated
partially-owned properties                                       --             2,982        (2,982)      (100.0)
----------------------------------------------------------------------------------------------------------------------

Net income                                                   69,671         111,092         (41,421)       (37.3)
Preferred unit distributions                                 (3,879)        (3,765)            (114)        (3.0)

----------------------------------------------------------------------------------------------------------------------
Net income available to common unitholders                 $ 65,792       $107,327        $(41,535)        (38.7)%
======================================================================================================================

The following is a summary of the changes in revenue from rental operations and property expenses divided into Same-Store Properties, Acquired Properties and Dispositions (dollars in thousands):



                                         TOTAL
                                 OPERATING PARTNERSHIP  SAME-STORE PROPERTIES  ACQUIRED PROPERTIES      DISPOSITIONS
                                   DOLLAR     PERCENT   DOLLAR     PERCENT      DOLLAR    PERCENT     DOLLAR    PERCENT
                                   CHANGE     CHANGE    CHANGE     CHANGE       CHANGE    CHANGE      CHANGE     CHANGE
-------------------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                           $7,347      6.0%    $ 3,963     3.2%       $8,043    6.6%       $(4,659)    (3.8)%
Escalations and recoveries
  from tenants                      (1,197)     (8.2)     (1,141)   (7.8)          566    3.9           (622)    (4.3)
Parking and other                   (3,068)    (50.1)     (3,014)  (49.2)          142    2.3           (196)    (3.2)
-------------------------------------------------------------------------------------------------------------------------

Total                                $3,082      2.2%     $ (192)   (0.1)%      $8,751    6.1%       $(5,477)    (3.8)%
=========================================================================================================================

PROPERTY EXPENSES:
Real estate taxes                    $  777      5.3%     $  149     1.0%       $1,029    7.0%       $  (401)    (2.7)%
Utilities                               685      6.8         624     6.2           469    4.7           (408)    (4.1)
Operating services                      864      5.1         453     2.7         1,282    7.6           (871)    (5.2)
-------------------------------------------------------------------------------------------------------------------------

Total                                $2,326      5.6%     $1,226     2.9%       $2,780    6.7%       $(1,680)    (4.0)%
=========================================================================================================================

OTHER DATA:
Number of Consolidated
Properties                              261                  246                    15                10
Square feet (in thousands)           27,353               25,358                 1,995             2,276

Base rents for the Same-Store Properties increased $4.0 million, or 3.2 percent, for 2001 as compared to 2000, due primarily to rental rate increases in 2001. Escalations and recoveries from tenants for the Same-Store Properties decreased $1.1 million, or 7.8 percent, for 2001 over 2000, due to the recovery of a decreased amount of total property expenses in 2001, as well as increased settle-up billings during the second quarter 2000. Parking and other income for the Same-Store Properties decreased $3.0 million, or 49.2 percent, due primarily to fewer lease termination fees in 2001.

Real estate taxes on the Same-Store Properties increased $0.1 million, or 1.0 percent, for 2001 as compared to 2000, due primarily to property tax rate increases in certain municipalities in 2001. Utilities for the Same-Store Properties increased $0.6 million, or 6.2 percent, for 2001 as compared to 2000, due primarily to increased gas rates. Operating services for the Same-Store Properties increased $0.5 million, or 2.7 percent, due primarily to an increase in maintenance costs in 2001.

Equity in earnings of unconsolidated joint ventures increased $1.0 million, or
90.4 percent, for 2001 as compared to 2000. This is due primarily to properties developed by joint ventures being placed in service during 2000 and higher occupancies at certain properties in 2001 (see Note 4 to the Financial Statements).

Interest income decreased $1.5 million, or 76.3 percent, for 2001 as compared to 2000. This decrease was due primarily to additional interest income in 2000 on investment of proceeds from the Dispositions in cash and cash equivalents.

General and administrative increased by $1.7 million, or 32.9 percent, for 2001 as compared to 2000. This increase is due primarily to increased professional fees, mostly on account of costs for transactions not consummated, and increased payroll and related costs in 2001.

Depreciation and amortization decreased by $1.0 million, or 4.3 percent, for 2001 over 2000. Of this decrease, $1.7 million, or 7.4 percent, is attributable to the Same-Store Properties, and $0.7 million, or 3.1 percent, is due to the Dispositions, partially offset by an increase of $1.4 million, or 6.2 percent, due to the Acquired Properties.

Interest expense increased $1.7 million, or 6.4 percent, for 2001 as compared to 2000. This increase is due primarily to the replacement in early 2001 of short-term credit facility borrowings with higher long-term fixed rate unsecured debt.

Income before realized and unrealized gain on disposition of rental property and minority interest increased to $47.2 million in 2001 from $40.2 million in 2000. The increase of approximately $7.0 million is due to the factors discussed above.

Net income available to common unitholders decreased by $41.5 million, from $107.3 million in 2000 to $65.8 million in 2001. This decrease was a result of a gain on sale of rental property in 2000 of $73.9 million and an increase in preferred unit distributions of $0.1 million, which was partially offset by a gain on sale of rental property in 2001 of $22.5 million, an increase in income before realized and unrealized gain on disposition of rental property and minority interest of $7.0 million in 2001 as compared to 2000, and a decrease in minority interest in consolidated partially-owned properties of $3.0 million in 2001.


    SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

                                                               Six Months Ended
                                                                   June 30,                Dollar         Percent
(DOLLARS IN THOUSANDS)                                         2001            2000        Change          Change
----------------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                                                 $254,795        $243,670       $  11,125          4.6%
Escalations and recoveries from tenants                      28,192          31,295          (3,103)        (9.9)
Parking and other                                             5,406           9,450          (4,044)       (42.8)
----------------------------------------------------------------------------------------------------------------------
  Sub-total                                                 288,393         284,415           3,978          1.4

Equity in earnings of unconsolidated joint ventures           5,446           2,207           3,239        146.8
Interest income                                               1,085           2,246          (1,161)       (51.7)
----------------------------------------------------------------------------------------------------------------------
  Total revenues                                            294,924         288,868           6,056          2.1
----------------------------------------------------------------------------------------------------------------------

PROPERTY EXPENSES:
Real estate taxes                                            30,797          29,437           1,360          4.6
Utilities                                                    22,655          20,393           2,262         11.1
Operating services                                           35,565          34,564           1,001          2.9
----------------------------------------------------------------------------------------------------------------------
  Sub-total                                                  89,017          84,394           4,623          5.5

General and administrative                                   12,866          11,272           1,594         14.1
Depreciation and amortization                                45,435          45,127             308          0.7
Interest expense                                             56,920          53,261           3,659          6.9
Non-recurring charges                                            --           9,228          (9,228)      (100.0)
----------------------------------------------------------------------------------------------------------------------
  Total expenses                                            204,238         203,282             956          0.5
----------------------------------------------------------------------------------------------------------------------

Income before realized gains and unrealized losses
  on disposition of rental property and
  minority interest                                          90,686          85,586           5,100          6.0
Realized gains and unrealized losses on disposition
  of rental property                                          1,947          76,169         (74,222)       (97.4)
----------------------------------------------------------------------------------------------------------------------
Income before minority interest                              92,633         161,755         (69,122)       (42.7)
Minority interest in consolidated
partially-owned properties                                       --           5,072          (5,072)      (100.0)
----------------------------------------------------------------------------------------------------------------------

Net income                                                   92,633        156,683          (64,050)       (40.9)
Preferred unit distributions                                 (7,758)        (7,634)            (124)        (1.6)
----------------------------------------------------------------------------------------------------------------------

Net income available to common unitholders                 $ 84,875       $149,049        $(64,174)        (43.1)%
======================================================================================================================

The following is a summary of the changes in revenue from rental operations and property expenses divided into Same-Store Properties, Acquired Properties and Dispositions (dollars in thousands):


                                           TOTAL
                                   OPERATING PARTNERSHIP   SAME-STORE  PROPERTIES      ACQUIRED PROPERTIES     DISPOSITIONS
                                   ---------------------   ----------------------      -------------------     ------------
                                     Dollar      Percent   Dollar         Percent      Dollar      Percent   Dollar     Percent
                                     Change      Change    Change          Change      Change      Change    Change      Change
--------------------------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                           $11,125     4.6%    $ 9,273             3.8%      $14,055      5.8%    $(12,203)    (5.0)%
Escalations and recoveries
  from tenants                        (3,103)   (9.9)     (1,835)           (5.9)        1,081      3.5       (2,349)    (7.5)
Parking and other                     (4,044)  (42.8)     (3,683)          (39.0)          171      1.8         (532)    (5.6)
--------------------------------------------------------------------------------------------------------------------------------

Total                                $ 3,978     1.4%     $3,755             1.3%      $15,307      5.4%    $(15,084)    (5.3)%
================================================================================================================================

PROPERTY EXPENSES:
Real estate taxes                    $ 1,360     4.6%     $  461             1.6%      $ 1,952      6.6%    $ (1,053)    (3.6)%
Utilities                              2,262    11.1       1,910             9.4         1,236      6.1         (884)    (4.4)
Operating services                     1,001     2.9       1,024             3.0         2,140      6.2       (2,163)    (6.3)
--------------------------------------------------------------------------------------------------------------------------------

Total                                $ 4,623     5.5%     $3,395             4.0%      $ 5,328      6.3%    $  (4,100)   (4.8)%
================================================================================================================================

OTHER DATA:
Number of Consolidated Properties        261                 245                            16                    10
Square feet (in thousands)            27,353              25,297                         2,056                 2,276

Base rents for the Same-Store Properties increased $9.3 million, or 3.8 percent, for 2001 as compared to 2000, due primarily to rental rate increases in 2001. Escalations and recoveries from tenants for the Same-Store Properties decreased $1.8 million, or 5.9 percent, for 2001 over 2000, due to the recovery of a decreased amount of total property expenses in 2001, as well as increased settle-up billings in 2000. Parking and other income for the Same-Store Properties decreased $3.7 million, or 39.0 percent, due primarily to fewer lease termination fees in 2001.

Real estate taxes on the Same-Store Properties increased $0.5 million, or 1.6 percent, for 2001 as compared to 2000, due primarily to property tax rate increases in certain municipalities in 2001. Utilities for the Same-Store Properties increased $1.9 million, or 9.4 percent, for 2001 as compared to 2000, due primarily to increased gas rates. Operating services for the Same-Store Properties increased $1.0 million, or 3.0 percent, due primarily to an increase in maintenance costs in 2001.

Equity in earnings of unconsolidated joint ventures increased $3.2 million, or
146.8 percent, for 2001 as compared to 2000. This is due primarily to properties developed by joint ventures being placed in service during 2000 and higher occupancies at certain properties (see Note 4 to the Financial Statements).

Interest income decreased $1.2 million, or 51.7 percent, for 2001 as compared to 2000. This decrease was due primarily to additional interest income in 2000 on investment of proceeds from the Dispositions in cash and cash equivalents.

General and administrative increased by $1.6 million, or 14.1 percent, for 2001 as compared to 2000. This increase is due primarily to increased professional fees, mostly on account of costs for transactions not consummated, and increased payroll and related costs in 2001.

Depreciation and amortization decreased by $0.3 million, or 0.7 percent, for 2001 over 2000. Of this increase, $2.6 million, or 5.9 percent, is due to the Acquired Properties, partially offset by a decrease of $1.4 million, or 3.2 percent, due to the Dispositions and $0.9 million, or 2.0 percent, attributable to the Same-Store Properties.

Interest expense increased $3.7 million, or 6.9 percent, for 2001 as compared to 2000. This increase is due primarily to the replacement in 2001 of short-term credit facility borrowings with higher, long-term fixed rate unsecured debt.

Income before realized gains and unrealized losses on disposition of rental property and minority interest increased to $90.7 million in 2001 from $85.6 million in 2000. The increase of approximately $5.1 million is due to the factors discussed above.

Net income available to common unitholders decreased by $64.2 million, from $149.1 million in 2000 to $84.9 million in 2001. This decrease was a result of a gain on sale of rental property of $76.2 million and an increase in preferred unit distributions of $0.1 million. This was partially offset by a gain on sale of rental property of $1.9 million in 2001, an increase in income before realized gains and unrealized losses on disposition of rental property and minority interest of $5.1 million, and a decrease in minority interest in consolidated partially-owned properties of $5.1 million in 2001.

LIQUIDITY AND CAPITAL RESOURCES

STATEMENT OF CASH FLOWS
During the six months ended June 30, 2001, the Operating Partnership generated $133.0 million in cash flows from operating activities, and together with $586.8 million in borrowings from the Operating Partnership's senior unsecured notes, revolving credit facilities and additional mortgage financing, $44.8 million in proceeds from sales of rental property, $19.1 million in distributions received from unconsolidated joint ventures, $6.0 million in proceeds from repayment of a mortgage note receivable and $2.4 million in proceeds from stock options exercised used an aggregate of approximately $792.1 million to acquire properties and land parcels and pay for other tenant and building improvements totaling $148.1 million, repay outstanding borrowings on its revolving credit facilities and other mortgage debt of $494.7 million, pay quarterly dividends and distributions of $87.0 million, invest $24.5 million in unconsolidated joint ventures, pay financing costs of $3.2 million, repurchase 881,500 shares of the Corporation's outstanding common stock for $24.1 million, add $0.9 million to restricted cash and add $9.6 million to cash and cash equivalents.

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

Consistent with its strategy, in the fourth quarter 2000, the Operating Partnership started construction of a 980,000 square-foot office property, to be known as Plaza 5, at its Harborside Financial Center office complex in Jersey City, Hudson County, New Jersey. The total cost of the project is currently projected to be approximately $260 million and is anticipated to be completed in late 2002. Additionally, in the fourth quarter 2000, the Operating Partnership, through a joint venture, started construction of a 575,000 square-foot office property, to be known as Plaza 10, on land owned by the joint venture located adjacent to the Operating Partnership's Harborside complex. The total cost of this project is currently projected to be approximately $140 million and is anticipated to be completed in late 2002. Plaza 10 is 100 percent pre-leased to Charles Schwab & Co. Inc. for a 15-year term. The lease agreement obligates the Operating Partnership, among other things, to deliver space to the tenant by required timelines and offers expansion options, at the tenant's election, to additional space in any adjacent Harborside projects. Such options may obligate the Operating Partnership to construct an additional building at Harborside if vacant space is not available in any of its existing Harborside properties. Should the Operating Partnership be unable to or choose not to provide such expansion space, the Operating Partnership could be liable to Schwab for its actual damages, in no event to exceed $15.0 million. The Operating Partnership expects to finance its funding requirements under both Plazas 5 and 10 projects through drawing on its revolving credit facilities, construction financing, or through joint venture arrangements.

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

On September 13, 2000, the Board of Directors authorized an increase to the Repurchase Program under which the Corporation is permitted to purchase up to an additional $150.0 million of the Corporation's outstanding common stock above the $52.6 million that had previously been purchased. From that date through July 31, 2001, the Corporation purchased for constructive retirement 2.9 million shares of its outstanding common stock for an aggregate cost of approximately $79.7 million under the Repurchase Program. The Corporation has authorization to repurchase up to an additional $70.3 million of its outstanding common stock which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

As of June 30, 2001, the Operating Partnership's total indebtedness of $1.7 billion (weighted average interest rate of 7.27 percent) was comprised of $108.7 million of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 5.07 percent) and fixed rate debt of $1.6 billion (weighted average rate of 7.42 percent).

As of June 30, 2001, the Operating Partnership had outstanding borrowings of $76.5 million under its 2000 Unsecured Facility (with aggregate borrowing capacity of $800.0 million). The interest rate on outstanding borrowings under the 2000 Unsecured Facility is currently LIBOR plus 80 basis points. The Operating Partnership may instead elect an interest rate representing the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points. The 2000 Unsecured Facility also requires a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears. In the event of a change in the Operating Partnership's unsecured debt rating, the interest and facility fee rate will be changed on a sliding scale. Subject to certain conditions, the Operating Partnership has the ability to increase the borrowing capacity of the 2000 Unsecured Facility up to $1.0 billion. The 2000 Unsecured Facility matures in June 2003, with an extension option of one year, which would require a payment of 25 basis points of the then borrowing capacity of the credit line upon exercise. The Operating Partnership believes that the 2000 Unsecured Facility is sufficient to meet its revolving credit facility needs.

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

The terms of the Operating Partnership's unsecured debt include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

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

On May 18, 2001, the Operating Partnership obtained $70.0 million in additional mortgage financing secured by Harborside Financial Center Plazas II and III from the existing lender. The 7.42 percent interest only financing matures concurrent with the existing financing on January 1, 2006. The total financing secured by Harborside Financial Center Plazas II and III of $163.9 million at June 30, 2001, has a weighted average interest rate of 7.36 percent. Proceeds from the financing were used to pay down the outstanding borrowings on the 2000 Unsecured Facility.

As of June 30, 2001, the Operating Partnership had 236 unencumbered properties, totaling 21.3 million square feet, representing 77.3 percent of the Operating Partnership's total portfolio on a square footage basis.

The Operating Partnership and Corporation also have an effective shelf registration statement with the SEC for an aggregate of $2.0 billion in debt securities, preferred stock and preferred stock represented by depositary shares, under which the Operating Partnership has issued an aggregate of $1.1 billion of unsecured debt.

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

As of June 30, 2001, the Operating Partnership's total debt had a weighted average term to maturity of approximately 5.3 years. The Operating Partnership does not intend to reserve funds to retire the Operating Partnership's unsecured corporate debt or its mortgages and loans payable upon maturity. Instead, the Operating Partnership will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities. The Operating Partnership is reviewing various refinancing options, including the issuance of additional unsecured debt, preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during 2001. The Operating Partnership anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Operating Partnership's capital and liquidity needs both in the short and long-term. However, if these sources of funds are insufficient or unavailable, the Operating Partnership's ability to make the expected distributions discussed below may be adversely affected.

To maintain its qualification as a REIT, the Corporation must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. Moreover, the Corporation intends to continue to make regular quarterly distributions to its stockholders which, based upon current policy, in the aggregate would equal approximately $139.1 million on an annualized basis. However, any such distribution, whether for federal income tax purposes or otherwise, would only be paid out of available cash after meeting both operating requirements and scheduled debt service on mortgages and loans payable and preferred unit distributions.

FUNDS FROM OPERATIONS

The Operating Partnership considers funds from operations ("FFO"), after adjustment for straight-lining of rents and non-recurring charges, one measure of REIT performance. Funds from operations is defined as net income (loss) before distribution to preferred unitholders, computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring, other extraordinary items, and realized gains and unrealized losses on disposition of depreciable rental property, plus real estate-related depreciation and amortization. Funds from operations should not be considered as an alternative to net income as an indication of the Operating Partnership's performance or to cash flows as a measure of liquidity. Funds from operations presented herein is not necessarily comparable to funds from operations presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Operating Partnership's funds from operations is comparable to the funds from operations of real estate companies that use the current definition of the National Association of Real Estate Investment Trusts ("NAREIT"), after the adjustment for straight-lining of rents and non-recurring charges.

Funds from operations for the three and six month periods ended June 30, 2001 and 2000, as calculated in accordance with NAREIT's definition as published in October 1999, after adjustment for straight-lining of rents and non-recurring charges, are summarized in the following table (IN THOUSANDS):

                                                                   Three Months                        Six Months
                                                                  Ended June 30,                     Ended June 30,
                                                                2001          2000               2001                2000
-----------------------------------------------------------------------------------------------------------------------------
Income before realized gains and unrealized losses
     on disposition of rental property and
     minority interest                                      $47,161         $40,153         $   90,686          $  85,586
Add:     Real estate-related depreciation and
           amortization (1)                                   23,068         23,434             47,071             46,152
         Gain on sale of land                                     --             --                 --              2,248
         Non-recurring charges                                    --          9,228                 --              9,228
Deduct:  Rental income adjustment for
           straight-lining of rents (2)                       (4,057)        (3,400)            (7,862)            (5,590)
         Minority interest in consolidated
           partially-owned properties                             --         (2,982)                --             (5,072)
-----------------------------------------------------------------------------------------------------------------------------
Funds from operations, after adjustment
     for straight-lining of rents and non-recurring
     charges                                                 $66,172        $66,433          $ 129,895          $ 132,552
Deduct:  Distributions to preferred unitholders               (3,879)        (3,765)            (7,758)            (7,634)
-----------------------------------------------------------------------------------------------------------------------------
Funds from operations, after adjustment for
     straight-lining of rents and non-recurring charges,
     after distributions to preferred unitholders            $62,293        $62,668          $ 122,137          $ 124,918
=============================================================================================================================
Cash flows provided by operating activities                                                  $ 133,022          $ 120,576
Cash flows used in investing activities                                                      $(103,715)         $  62,329
Cash flows used in financing activities                                                      $ (19,748)         $(181,041)
-----------------------------------------------------------------------------------------------------------------------------
Basic weighted averages units
     outstanding (3)                                          64,476         66,627             64,621             66,527
-----------------------------------------------------------------------------------------------------------------------------
Diluted weighted average units
     outstanding (3)                                          71,044         73,284             71,198             73,237
-----------------------------------------------------------------------------------------------------------------------------

(1) Includes the Operating Partnership's share from unconsolidated joint ventures of $1,471 and $686 for the three months ended June 30, 2001 and 2000, respectively, and $2,193 and $1,420 for the six months ended June 30, 2001 and 2000, respectively.
(2) Includes the Operating Partnership's share from unconsolidated joint ventures of $90 and $(3) for the three months ended June 30, 2001 and 2000, respectively, and $126 and $54 for the six months ended June 30, 2001 and 2000, respectively.
(3) See calculations for the amounts presented in the following reconciliation.

The following schedule reconciles the Operating Partnership's basic weighted average units to the basic and diluted weighted average units presented above:

                                                                   Three Months                    Six Months
                                                                  Ended June 30,                 Ended June 30,
                                                               2001            2000           2001            2000
----------------------------------------------------------------------------------------------------------------------
Basic weighted average units:                                64,476          66,627           64,621         66,527
Add: Weighted average preferred units
      (after conversion to common units)                      6,359           6,457            6,359          6,537
Stock options                                                   209             200              218            173
----------------------------------------------------------------------------------------------------------------------

Diluted weighted average units:                              71,044          73,284           71,198         73,237
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

Approximately $1.6 billion of the Operating Partnership's long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of June 30, 2001 ranged from LIBOR plus 65 basis points to LIBOR plus 80 basis points.

JUNE 30, 2001

DEBT,                         7/1/01 -
INCLUDING CURRENT PORTION     12/31/01      2002        2003       2004       2005   THEREAFTER        TOTAL   FAIR VALUE
-------------------------     --------      ----        ----       ----       ----   ----------        -----   ----------

Fixed Rate                      $3,650    $3,260    $195,500   $312,110   $254,598     $843,004   $1,612,122   $1,619,032

Average Interest Rate            9.08%    10.25%       7.31%      7.34%      7.14%        7.53%        7.42%

Variable Rate                                        $76,500                            $32,178    $ 108,678    $ 108,678

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

                             MACK-CALI REALTY, L.P.

                                ITEM 6 - EXHIBITS

(a)   Exhibits

      The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed:

      EXHIBIT
      NUMBER      EXHIBIT TITLE

      *3.1        Restated Charter of Mack-Cali Realty Corporation dated June
                  11, 2001.

       3.2 Amended and Restated Bylaws of Mack-Cali Realty Corporation dated June 10, 1999 (filed as Exhibit 3.2 to the Corporation's Form 8-K dated June 10, 1999 and incorporated herein by reference).

       3.3 Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. dated December 11, 1997 (filed as
                  Exhibit 10.110 to the Corporation's Form 8-K dated December 11, 1997 and incorporated herein by reference).

       3.4 Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. dated August 21, 1998 (filed as Exhibit 3.1 to the Corporation's and the Operating Partnership's Registration Statement on Form S-3, Registration No. 333-57103, and incorporated herein by reference).

       3.5 Second Amendment to the Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. dated July 6, 1999 (filed as Exhibit 10.1 to the Operating Partnership's Form 8-K dated July 6, 1999 and incorporated herein by reference).

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

       10.10 Restricted Share Award Agreement dated as of March 12, 2001 between Roger W. Thomas and Mack-Cali Realty Corporation (filed as Exhibit 10.10 to the Operating Partnership's Form 10-Q dated March 31, 2001 and incorporated herein by reference).

       10.11 Restricted Share Award Agreement dated as of March 12, 2001 between Michael Grossman and Mack-Cali Realty Corporation (filed as Exhibit 10.11 to the Operating Partnership's Form 10-Q dated March 31, 2001 and incorporated herein by reference).

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

       10.14 First Amendment to Contribution and Exchange Agreement, dated as of December 11, 1997, by and among the Cali Realty Corporation and the Mack Group (filed as Exhibit 10.99 to the Corporation's Form 8-K dated December 11, 1997 and incorporated herein by reference).

       10.15 Employee Stock Option Plan of Mack-Cali Realty Corporation (filed as Exhibit 10.1 to the Corporation's Post-Effective Amendment No. 1 to Form S-8, Registration No. 333-44443, and incorporated herein by reference).

       10.16 Director Stock Option Plan of Mack-Cali Realty Corporation (filed as Exhibit 10.2 to the Corporation's Post-Effective Amendment No. 1 to Form S-8, Registration No. 333-44443, and incorporated herein by reference).

       10.17 2000 Employee Stock Option Plan (filed as Exhibit 10.1 to the Corporation's Registration Statement on Form S-8, Registration No. 333-52478, and incorporated herein by reference).

       10.18 2000 Director Stock Option Plan (filed as Exhibit 10.2 to the Corporation's Registration Statement on Form S-8, Registration No. 333-52478, and incorporated herein by reference).

      EXHIBIT
      NUMBER      EXHIBIT TITLE


       *10.19 Amended and Restated Mortgage and Security made as of May 18, 2001 between Cali Harborside (Fee) Associates L.P., a New Jersey limited partnership, Cal-Harbor II & III Urban Renewal Associates L.P., a New Jersey limited partnership, Cal-Harbor IV Urban Renewal Associates L.P., a New Jersey limited partnership and Cal-Harbor VI Urban Renewal Associates L.P., a New Jersey limited partnership, and The Northwestern Mutual Life Insurance Company, a Wisconsin corporation, and Principal Life Insurance Company, an Iowa corporation, formerly known as Principal Mutual Life Insurance Company.

       *10.20 Promissory Note of Cali Harborside (Fee) Associates L.P., a New Jersey limited partnership, Cal-Harbor II & III Urban Renewal Associates L.P., a New Jersey limited partnership, Cal-Harbor IV Urban Renewal Associates L.P., a New Jersey limited partnership and Cal-Harbor VI Urban Renewal Associates L.P., a New Jersey limited partnership, dated as of May 18, 2001 in the amount of $35,000,000.00 payable to the order of Principal Life Insurance Company, an Iowa corporation.

       *10.21 Promissory Note of Cali Harborside (Fee) Associates L.P., a New Jersey limited partnership, Cal-Harbor II & III Urban Renewal Associates L.P., a New Jersey limited partnership, Cal-Harbor IV Urban Renewal Associates L.P., a New Jersey limited partnership and Cal-Harbor VI Urban Renewal Associates L.P., a New Jersey limited partnership, dated as of May 18, 2001 in the amount of $35,000,000.00 payable to the order of The Northwestern Mutual Life Insurance Company, a Wisconsin corporation.

       *10.22 Purchase and Sale Agreement dated August 3, 2001, between Robert Martin Company, LLC, a New York limited liability company, and 5/6 Skyline Realty L.L.C., a New York limited liability company.

       *10.23 Partnership Interest Purchase Agreement dated August 3, 2001, by and between Madeira-RMC L.P., a New York limited partnership, Madeira Management Company, Inc., a Delaware corporation, Merlot Management Company, Inc., a Delaware corporation, Robert Martin Company, LLC, a New York limited liability company, and Robert Martin Company, LLC, as agent for 5/6 Skyline Realty L.L.C., a New York limited liability company.

       *10.24 Nominee Agreement dated as of August 3, 2001, by and between Robert Martin Company, LLC, a New York limited liability company, and 5/6 Skyline Realty L.L.C., a New York limited liability company.


(b)   Reports on Form 8-K

      The Operating Partnership did not file a Current Report on Form 8-K during the second quarter of 2001.

--------------
*filed herewith

                             MACK-CALI REALTY, L.P.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Mack-Cali Realty, L.P.
                                           ---------------------------------
                                           (Registrant)
                                           By:  Mack-Cali Realty Corporation,
                                                its General Partner

Date: August 13, 2001                By:    /s/ Mitchell E. Hersh
                                            --------------------------------
                                            Mitchell E. Hersh
                                            Chief Executive Officer


Date: August 13, 2001                By:    /s/ Barry Lefkowitz
                                            --------------------------------
                                            Barry Lefkowitz
                                            Executive Vice President &
                                            Chief Financial Officer