Form 10-Q
period 2001-09-30
MACK CALI REALTY L P
filed 2001-11-14
CIK 1067063

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from.........................to.......................
Commission file number 333-57103-01

                             Mack-Cali Realty, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                            22-3315804
--------------------------------                     ---------------------------
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

                             MACK-CALI REALTY, L.P.

                                    FORM 10-Q

                                      INDEX

PART I     FINANCIAL INFORMATION                                                                          PAGE

           Item 1.    Financial Statements:

                      Consolidated Balance Sheets as of September 30, 2001
                           and December 31, 2000 ..........................................................  4

                      Consolidated Statements of Operations for the three and nine month periods ended September 30, 2001 and 2000 ......................................  5

                      Consolidated Statement of Changes in Partners' Capital
                           for the nine months ended September 30, 2001 ...................................  6

                      Consolidated Statements of Cash Flows for the nine months
                           ended September 30, 2001 and 2000 ..............................................  7

                      Notes to Consolidated Financial Statements .......................................... 8-29

           Item 2.    Management's Discussion and Analysis of Financial Condition
                           and Results of Operations ...................................................... 30-38

           Item 3.    Quantitative and Qualitative Disclosures about Market Risk ..........................  39

PART II    OTHER INFORMATION AND SIGNATURES

           Item 1.    Legal Proceedings ...................................................................  40

           Item 2.    Changes in Securities and Use of Proceeds ...........................................  40

           Item 3.    Defaults Upon Senior Securities .....................................................  40

           Item 4.    Submission of Matters to a Vote of Security Holders .................................  40

           Item 5.    Other Information ...................................................................  40

           Item 6.    Exhibits ............................................................................ 41-44

                      Signatures ..........................................................................  45

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

           The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

======================================================================================================================

                                                                                   September 30,
                                                                                            2001         December 31,
ASSETS                                                                               (UNAUDITED)               2000
--------------------------------------------------------------------------------   ----------------     --------------
Rental property
   Land and leasehold interests                                                      $    473,363        $  542,841
   Buildings and improvements                                                           2,676,999         2,934,383
   Tenant improvements                                                                    124,769           106,208
   Furniture, fixtures and equipment                                                        7,060             6,445
--------------------------------------------------------------------------------   ----------------     --------------
                                                                                        3,282,191         3,589,877
   Less - accumulated depreciation and amortization                                      (330,027)         (302,932)
--------------------------------------------------------------------------------   ----------------     --------------
                                                                                        2,952,164         3,286,945
   Rental property held for sale, net                                                     422,735           107,458
--------------------------------------------------------------------------------   ----------------     --------------
     Net investment in rental property                                                  3,374,899         3,394,403
Cash and cash equivalents                                                                  44,966            13,179
Investments in unconsolidated joint ventures                                              135,416           101,438
Unbilled rents receivable, net                                                             59,294            50,499
Deferred charges and other assets, net                                                    100,678           102,655
Restricted cash                                                                             7,543             6,557
Accounts receivable, net of allowance for doubtful accounts
     of $953 and $552                                                                       6,043             8,246
--------------------------------------------------------------------------------   ----------------     --------------

Total assets                                                                           $3,728,839        $3,676,977
================================================================================   ================     ==============

LIABILITIES AND PARTNERS' CAPITAL
--------------------------------------------------------------------------------   ----------------     --------------
Senior unsecured notes                                                                 $1,096,721        $  798,099
Revolving credit facilities                                                                73,000           348,840
Mortgages and loans payable                                                               544,697           481,573
Distributions payable                                                                      43,998            43,496
Accounts payable and accrued expenses                                                      55,439            53,608
Rents received in advance and security deposits                                            30,922            31,146
Accrued interest payable                                                                    9,664            17,477
--------------------------------------------------------------------------------   ----------------     --------------
     Total liabilities                                                                  1,854,441         1,774,239
--------------------------------------------------------------------------------   ----------------     --------------

Minority interest in consolidated partially-owned properties                                   --             1,925

Commitments and contingencies

PARTNERS' CAPITAL:
     Preferred units, 220,340 and 220,340 units outstanding                               226,005            226,005
     General partner, 56,333,692 and 56,980,893 common units outstanding                1,427,866          1,453,290
     Limited partners, 7,955,525 and 7,963,725 common units outstanding                   212,003            212,994
     Unit warrants, 2,000,000 and 2,000,000 outstanding                                     8,524              8,524
--------------------------------------------------------------------------------   ----------------     --------------
     Total partners' capital                                                            1,874,398          1,900,813
--------------------------------------------------------------------------------   ----------------     --------------

Total liabilities and partners' capital                                                $3,728,839         $3,676,977
================================================================================   ================     ==============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS) (UNAUDITED)

================================================================================================================================

                                                                     Three Months Ended                Nine Months Ended
                                                                         September 30,                    September 30,
REVENUES                                                             2001              2000           2001             2000
------------------------------------------------------------- ----------------- --------------- --------------- ----------------

Base rents                                                        $126,789          $123,600       $381,584         $367,270
Escalations and recoveries from tenants                             13,944            13,763         42,136           45,058
Parking and other                                                    2,610             3,534          8,016           12,984
Equity in earnings of unconsolidated joint ventures                  1,884             2,194          7,330            4,401
Interest income                                                        685               291          1,770            2,537
------------------------------------------------------------- ----------------- --------------- --------------- ----------------
     Total revenues                                                145,912           143,382        440,836          432,250
------------------------------------------------------------- ----------------- --------------- --------------- ----------------

EXPENSES
------------------------------------------------------------- ----------------- --------------- --------------- ----------------
Real estate taxes                                                   16,012            15,732         46,809           45,169
Utilities                                                           11,517            11,604         34,172           31,997
Operating services                                                  16,336            16,855         51,901           51,419
General and administrative                                           8,767             5,461         21,633           16,733
Depreciation and amortization                                       22,529            23,320         67,964           68,447
Interest expense                                                    27,772            25,862         84,692           79,123
Non-recurring charges                                                   --            27,911             --           37,139
------------------------------------------------------------- ----------------- --------------- --------------- ----------------
     Total expenses                                                102,933           126,745        307,171          330,027
------------------------------------------------------------- ----------------- --------------- --------------- ----------------
Income before realized gains and unrealized losses
   on disposition of rental property and minority interest          42,979            16,637        133,665          102,223
Realized gains and unrealized losses on disposition of
   rental property, net                                            (11,624)           10,036         (9,677)          86,205
------------------------------------------------------------- ----------------- --------------- --------------- ----------------
Income before minority interest                                     31,355            26,673        123,988          188,428
Minority interest in consolidated partially-owned
    properties                                                          --                --             --            5,072
------------------------------------------------------------- ----------------- --------------- --------------- ----------------
Net income                                                          31,355            26,673        123,988          183,356
Preferred unit distributions                                        (3,943)           (3,928)       (11,701)         (11,562)
------------------------------------------------------------- ----------------- --------------- --------------- ----------------
Net income available to common unitholders                        $ 27,412        $   22,745      $ 112,287        $ 171,794
============================================================= ================= =============== =============== ================

Basic earnings per unit                                           $   0.43        $     0.34      $    1.74        $    2.58

Diluted earnings per unit                                         $   0.43        $     0.34      $    1.74        $    2.50
------------------------------------------------------------- ----------------- --------------- --------------- ----------------

Distributions declared per common unit                            $   0.62        $     0.61      $    1.84        $    1.77
------------------------------------------------------------- ----------------- --------------- --------------- ----------------

Basic weighted average units outstanding                            64,084            66,729         64,440           66,595

Diluted weighted average units outstanding                          64,403            66,914         64,691           73,276
------------------------------------------------------------- ----------------- --------------- --------------- ----------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
STATEMENTS.



MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (IN THOUSANDS)
(UNAUDITED)
====================================================================================================================================

                                        General   Limited
                             Preferred  Partner   Partner       Unit     Preferred      General     Limited      Unit
                                 Units    Units     Units   Warrants   Unitholders      Partner    Partners   Warrants     Total
------------------------------------------------------------------------------------------------------------------------------------

Balance at January 1, 2001         220   56,981     7,964     2,000     $  226,005  $1,453,290   $ 212,994   $  8,524   $1,900,813
   Net income                       --       --        --                   11,701      98,420      13,867         --      123,988
   Distributions                    --       --        --        --        (11,701)   (104,222)    (14,639)        --     (130,562)
   Redemption of limited
    partner units for
    shares of common stock          --        8        (8)       --             --         219        (219)        --           --

   Contributions - proceeds
    from stock
    options exercised               --      173        --        --             --       4,020          --         --        4,020
   Deferred compensation
    plan for directors              --       --        --        --             --         116          --         --          116
   Issuance of Restricted
    Stock Awards                    --       94        --        --             --          --          --         --           --
   Amortization of stock
    compensation                    --       --        --        --             --       1,031          --         --        1,031
   Cancellation of Restricted
    Stock Awards                    --       (7)       --        --             --          --          --         --           --
   Repurchase of general
    partner units                   --     (915)       --        --             --     (25,008)         --         --      (25,008)
------------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 2001      220   56,334     7,956     2,000     $  226,005  $1,427,866   $ 212,003   $  8,524   $1,874,398
====================================================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)

======================================================================================================================
                                                                                            Nine Months Ended
                                                                                              September 30,
CASH FLOWS FROM OPERATING ACTIVITIES                                                       2001               2000
----------------------------------------------------------------------------------- ---------------- -----------------

Net income                                                                            $  123,988         $ 183,356
Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                                      67,964            68,447
       Amortization of stock compensation                                                  1,031             1,598
       Amortization of deferred financing costs and debt discount                          3,815             2,857
       Stock options charge                                                                   --             1,550
       Equity in earnings of unconsolidated joint ventures                                (7,330)           (4,401)
       Realized gains and unrealized losses on disposition of rental property, net         9,677           (86,205)
       Minority interest in consolidated partially-owned properties                           --             5,072
Changes in operating assets and liabilities:
       Increase in unbilled rents receivable, net                                         (9,705)           (9,056)
       Increase in deferred charges and other assets, net                                  2,711           (33,840)
       Decrease (increase) in accounts receivable, net                                     2,203              (960)
       Increase in accounts payable and accrued expenses                                   1,831            11,067
       Decrease in rents received in advance and security deposits                          (224)           (1,131)
       Decrease in accrued interest payable                                               (7,813)          (10,121)
----------------------------------------------------------------------------------- ---------------- -----------------

     Net cash provided by operating activities                                        $  188,148         $ 128,233
=================================================================================== ================ =================

CASH FLOWS FROM INVESTING ACTIVITIES
----------------------------------------------------------------------------------- ---------------- -----------------
Additions to rental property                                                          $ (189,945)        $(224,797)
Repayment of mortgage note receivable                                                      5,983                --
Investments in unconsolidated joint ventures                                             (64,191)          (12,687)
Distributions from unconsolidated joint ventures                                          37,544            10,782
Proceeds from sales of rental property                                                   124,069           281,225
(Increase) decrease in restricted cash                                                      (986)              634
----------------------------------------------------------------------------------- ---------------- -----------------

     Net cash (used in) provided by investing activities                              $  (87,526)        $  55,157
=================================================================================== ================ =================

CASH FLOWS FROM FINANCING ACTIVITIES
----------------------------------------------------------------------------------- ---------------- -----------------
Proceeds from senior unsecured notes                                                  $  298,269         $      --
Proceeds from revolving credit facilities                                                327,367           551,618
Proceeds from mortgages and loans payable                                                 70,000                --
Repayments of revolving credit facilities                                               (603,208)         (464,135)
Repayments of mortgages and loans payable                                                 (6,876)          (43,567)
Distributions to minority interest in partially-owned properties                              --           (88,672)
Repurchase of general partner units                                                      (25,008)           (5,237)
Payment of financing costs                                                                (3,339)           (6,090)
Proceeds from stock options exercised                                                      4,020             2,155
Payment of distributions                                                                (130,060)         (127,543)
----------------------------------------------------------------------------------- ---------------- -----------------

     Net cash used in financing activities                                            $  (68,835)        $(181,471)
=================================================================================== ================ =================
Net increase in cash and cash equivalents                                             $   31,787         $   1,919
Cash and cash equivalents, beginning of period                                            13,179             8,671
----------------------------------------------------------------------------------- ---------------- -----------------

Cash and cash equivalents, end of period                                              $   44,966         $  10,590
=================================================================================== ================ =================


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

The General Partner is a fully integrated, self-administered, self-managed real estate investment trust ("REIT"). The General Partner controls the Operating Partnership as its sole general partner, and owned an 87.6 percent and 87.7 percent common unit interest in the Operating Partnership as of September 30, 2001 and December 31, 2000, respectively.

The General Partner's business is the ownership of interest in and operation of the Operating Partnership, and all of the General Partner's expenses are incurred for the benefit of the Operating Partnership. The General partner is reimbursed by the Operating Partnership for all expenses it incurs relating to the ownership and operation of the Operating Partnership. The Operating Partnership earns a management fee of between three percent and five percent of revenues, as defined, for its management of the Property Partnerships.

As of September 30, 2001, the Operating Partnership owned or had interest in 269 properties plus developable land (collectively, the "Properties"). The Properties aggregate approximately 28.7 million square feet, and are comprised of 162 office buildings and 95 office/flex buildings totaling approximately 28.3 million square feet (which includes eight office buildings and one office/flex building aggregating 1.5 million square feet, owned by unconsolidated joint ventures in which the Operating Partnership has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, one multi-family residential complex consisting of 124 units, two stand-alone retail properties and three land leases. The Properties are located in 10 states, primarily in the Northeast, plus the District of Columbia.

BASIS OF PRESENTATION
The accompanying consolidated financial statements include all accounts of the Operating Partnership, its majority-owned and/or controlled subsidiaries, which consist principally of Mack-Cali Realty, L.P. ("Operating Partnership"). See Investments in Unconsolidated Joint Ventures in Note 2 for the Operating Partnership's treatment of unconsolidated joint venture interests. All significant intercompany accounts and transactions have been eliminated.

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

2.       SIGNIFICANT ACCOUNTING POLICIES

RENTAL
PROPERTY Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition and development of rental properties are capitalized. Capitalized development costs include interest, property taxes, insurance and other project costs incurred during the period of development. Included in total rental property is construction-in-progress of $164,908 and $188,077 as of September 30, 2001 and December 31, 2000, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

                  Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

                  Leasehold interests                                                     Remaining lease term
                  ------------------------------------------ --------------------------------------------------
                  Buildings and improvements                                                     5 to 40 years
                  ------------------------------------------ --------------------------------------------------
                  Tenant improvements                                               The shorter of the term of
                                                                              the related lease or useful life
                  ------------------------------------------ --------------------------------------------------
                  Furniture, fixtures and equipment                                              5 to 10 years
                  ------------------------------------------ --------------------------------------------------

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

                  When assets are identified by management as held for sale, the Operating Partnership discontinues depreciating the assets and estimates the sales price, net of estimated selling costs, of such assets. If, in management's opinion, the net sales price of the assets which have been identified for sale is less than the net book value of the assets, a valuation allowance is established. See Note 7.

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

DEFERRED
FINANCING
COSTS Costs incurred in obtaining financing are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $1,180 and $1,055 for the three months ended September 30, 2001 and 2000, respectively, and $3,462 and $2,857 for the nine months ended September 30, 2001 and 2000, respectively.

DEFERRED
LEASING COSTS     Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.
                  Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Operating Partnership provide leasing services to the Properties and receive compensation based on space leased. The portion of such compensation, which is capitalized and amortized, approximated $899 and $794 for the three months ended September 30, 2001 and 2000, respectively, and $2,501 and $2,383 for the nine months ended September 30, 2001 and 2000, respectively.

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

DISTRIBUTIONS
PAYABLE The distributions payable at September 30, 2001 represents distributions payable to common unitholders of record as of October 3, 2001 (64,604,994 common units), and preferred distributions payable to preferred unitholders (220,340 preferred units) for the third quarter 2001. The third quarter 2001 common unit distribution of $0.62 per common unit, as well as the third quarter preferred unit distribution of $17.8932 per preferred unit, were approved by the Board of Directors on September 20, 2001 and paid on October 22, 2001.

                  The distributions payable at December 31, 2000 represents distributions payable to common unitholders of record as of January 4, 2001 (64,946,618 common units), and preferred distributions payable to preferred unitholders (220,340 preferred units) for the fourth quarter 2000. The fourth quarter 2000 common unit distribution of $0.61 per common unit, as well as the fourth quarter preferred unit distribution of $17.6046 per preferred unit, were approved by the Board of Directors on December 20, 2000 and paid on January 22, 2001.

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

3.       ACQUISITIONS, PROPERTY SALES AND OTHER TRANSACTIONS

OPERATING PROPERTY ACQUISITIONS
The Operating Partnership acquired the following operating properties during the nine months ended September 30, 2001:


--------------- ------------------------------- ----------------------------------- -------- ------------ --------------
                                                                                                          Investment by
Acquisition                                                                            # of     Rentable      Operating
Date            Property/Portfolio Name         Location                             Bldgs.  Square Feet    Partnership
--------------- ------------------------------- ----------------------------------- -------- ------------ --------------

OFFICE:
4/6/01          4 & 6 Campus Drive (a)          Parsippany, Morris County, NJ             2      295,766        $48,404
--------------- ------------------------------- ----------------------------------- -------- ------------ --------------

Total Office Property Acquisitions:                                                       2      295,766        $48,404
=============================================== =================================== ======== ============ ==============

OFFICE/FLEX:
2/14/01          31 & 41 Twosome Drive (b) (c)  Moorestown, Burlington County, NJ         2      127,250         $7,155
4/27/01          1245 & 1247 N. Church St,
                   2 Twosome Drive (b) (c)      Moorestown, Burlington County, NJ         3      154,200         11,083
8/3/01           5 & 6 Skyline Drive (a) (d)    Hawthorne, Westchester County, NY         2      168,177         14,846
---------------- ------------------------------ ----------------------------------- -------- ------------ --------------

Total Office/Flex Property Acquisitions:                                                  7      449,627        $33,084
=============================================== =================================== ======== ============ ==============

Total Operating Property Acquisitions:                                                    9      745,393        $81,488
=============================================== =================================== ======== ============ ==============

(a) Transaction was funded primarily through borrowing on the Operating Partnership's revolving credit facility.
(b) Transactions were funded primarily from net proceeds received in the sale of a rental property as well as the Operating Partnership's cash reserves.
(c) The properties were acquired through the exercise of a purchase option obtained in the initial acquisition of the McGarvey portfolio in January 1998.
(d) The property was acquired from an entity whose principals include, among others, Timothy M. Jones, Martin S. Berger and Robert F. Weinberg, each of whom are affiliated with the Operating Partnership as the President of the Corporation, a current member of the Board of Directors and a former member of the Board of Directors of the Corporation, respectively.

PROPERTIES PLACED IN SERVICE
The Operating Partnership placed in service the following properties during the nine months ended September 30, 2001:


---------------- ---------------------------- --------------------------------- ------- ------------ ----------------
                                                                                                       Investment by
Date Placed                                                                       # of     Rentable        Operating
in Service       Property/Portfolio Name      Location                          Bldgs.  Square Feet  Partnership (a)
---------------- ---------------------------- --------------------------------- ------- ------------ ----------------

OFFICE:
1/15/01          105 Eisenhower Parkway       Roseland, Essex County, NJ             1      220,000          $43,300
3/1/01           8181 East Tufts Avenue       Denver, Denver County, CO              1      185,254           34,371
---------------- ---------------------------- --------------------------------- ------- ------------ ----------------

Total Properties Placed in Service                                                   2      405,254          $77,671
============================================= ================================= ======= ============ ================

(a) Transactions were funded primarily through draws on the Operating Partnership's revolving credit facilities.

LAND ACQUISITIONS
On September 13, 2001, the Operating Partnership acquired approximately 5.0 acres of developable land located in Elmsford, Westchester County, New York. The land was acquired for approximately $1,000 from an entity whose principals include Timothy M. Jones, Martin S. Berger and Robert F. Weinberg, each of whom are affiliated with the Operating Partnership as the President of the Corporation, a current member of the Board of Directors and a former member of the Board of Directors of the Corporation, respectively. The Operating Partnership has commenced construction of a fully pre-leased 33,000 square-foot office/flex building on the acquired land.

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

PROPERTY SALES
The Operating Partnership sold the following properties during the nine months ended September 30, 2001:

------------------------------------------------------------------------------------------------------------------------------
Sale                                                                 # of   Rentable     Net Sales    Net Book        Realized
Date         Property Name          Location                       Bldgs.     Square      Proceeds       Value     Gain (Loss)
                                                                                Feet
------------------------------------------------------------------------------------------------------------------------------

OFFICE:
6/1/01       1777 N.E. Loop 410     San Antonio, Bexar County, TX       1    256,137      $21,313     $16,703         $ 4,610
6/15/01      14511 Falling Creek    Houston, Harris County, TX          1     70,999        2,982       2,458             524
7/17/01      8214 Westchester       Dallas, Dallas County, TX           1     95,509        8,966       8,465             501
8/1/01       2600 Westown Parkway   West Des Moines, Polk               1     72,265        5,165       5,570            (405)
                                    County, IA
9/26/01      1709 New York Ave, NW  Washington, DC                      1    166,000       65,151      50,640          14,511

RESIDENTIAL:
6/21/01      Tenby Chase Apartments Delran, Burlington County, NJ       1  327 units       19,336       2,399          16,937

OTHER:
4/3/01       North Pier-Harborside  Jersey City, Hudson County, NJ      --       n/a        3,357       2,918             439
             (a)
------------------------------------------------------------------------------------------------------------------------------

Totals:                                                                 6    660,910     $126,270     $89,153         $37,117
==============================================================================================================================

(a) Net sales proceeds consisted of cash and note receivable. See Note 4 - North Pier at Harborside-Residential Development.

OTHER EVENTS
On June 27, 2000, both Brant Cali and John R. Cali resigned their positions as officers of the Corporation and Brant Cali resigned as a director of the Corporation. John R. Cali was appointed to the Board of Directors of the Corporation to take the seat previously held by Brant Cali. As required by Brant Cali and John R. Cali's employment agreements with the Corporation: (i) the Corporation paid $2,820 and $2,806 (less applicable withholding) to Brant Cali and John R. Cali, respectively; (ii) all options to acquire shares of the Corporation's common stock and Restricted Stock Awards (as hereinafter defined) held by Brant Cali and John R. Cali became fully vested on the effective date of their resignations from the Corporation. All costs associated with Brant Cali and John R. Cali's resignations, which totaled approximately $9,228, are included in non-recurring charges for the nine months ended September 30, 2000.

On September 21, 2000, the Corporation and Prentiss Properties Trust, a Maryland REIT ("Prentiss"), mutually agreed to terminate the agreement and plan of merger ("Merger Agreement") dated as of June 27, 2000, among the Corporation, the Operating Partnership, Prentiss and Prentiss Properties Acquisition Partners, L.P., a Delaware limited partnership of which Prentiss (through a wholly-owned direct subsidiary) is the sole general partner ("Prentiss Partnership"). In connection with such termination, the Operating Partnership deposited $25,000 into escrow for the benefit of Prentiss and Prentiss Partnership. This cost and approximately $2,911 of other costs associated with the termination of the Merger Agreement are included in non-recurring charges for the three and nine months ended September 30, 2000. Simultaneous with the termination, the Operating Partnership sold to Prentiss its 270,703 square-foot Cielo Center property located in Austin, Travis County, Texas, and recognized a gain of approximately $10,036.


4.       INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

PRU-BETA 3 (NINE CAMPUS DRIVE)
On March 27, 1998, the Operating Partnership acquired a 50 percent interest in an existing joint venture with The Prudential Insurance Company of America ("Prudential"), known as Pru-Beta 3, which owns and operates Nine Campus Drive, a 156,495 square-foot office building, located in the Mack-Cali Business Campus office complex in Parsippany, Morris County, New Jersey. The Operating Partnership performs management and leasing services for the property owned by the joint venture and recognized $143 and $112 in fees for such services in the nine months ended September 30, 2001 and 2000, respectively. On November 5, 2001, the Operating Partnership acquired the entire interest in the property for approximately $14,250.

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

   PACIFIC PLAZA I & II
   Pacific Plaza I & II is a two-phase development joint venture project between HPMC Development Partners II, L.P. and a third-party entity located in the city of Daly City, San Mateo County, California. Phase I of the project, which was placed in service in August 2001, consists of a nine-story office building, aggregating 369,682 square feet. Phase II, which is currently under construction, will comprise a three-story retail and theater complex.

   STADIUM GATEWAY
   Stadium Gateway is a 1.5 acre site located in Anaheim, Orange County, California, acquired by a joint venture between HPMC Development Partners II, L.P. and a third-party entity upon which it has commenced construction of a six-story 261,554 square-foot office building. The property is expected to be placed in service in November 2001.

G&G MARTCO (CONVENTION PLAZA)
On April 30, 1998, the Operating Partnership acquired a 49.9 percent interest in an existing joint venture, known as G&G Martco, which owns Convention Plaza, a 305,618 square-foot office building, located in San Francisco, San Francisco County, California. A portion of its initial investment was financed through the issuance of common units, as well as funds drawn from the Operating Partnership's credit facilities. Subsequently, on June 4, 1999, the Operating Partnership acquired an additional 0.1 percent interest in G&G Martco through the issuance of common units. The Operating Partnership performs management and leasing services for the property owned by the joint venture and recognized $172 and $157 in fees for such services in the nine months ended September 30, 2001 and 2000, respectively.

AMERICAN FINANCIAL EXCHANGE L.L.C.
On May 20, 1998, the Operating Partnership entered into a joint venture agreement with Columbia Development Company, L.L.C. to form American Financial Exchange L.L.C. The venture was initially formed to acquire land for future development, located on the Hudson River waterfront in Jersey City, Hudson County, New Jersey, adjacent to the Operating Partnership's Harborside Financial Center office complex. The Operating Partnership holds a 50 percent interest in the joint venture. Among other things, the partnership agreement provides for a preferred return on the Operating Partnership's invested capital in the venture, in addition to the Operating Partnership's proportionate share of the venture's profit, as defined in the agreement. The joint venture acquired land on which it constructed a parking facility, which is currently leased to a parking operator under a 10-year agreement. Such parking facility serves a ferry service between the Operating Partnership's Harborside property and Manhattan. In the fourth quarter 2000, the Operating Partnership started construction of a 575,000 square-foot office building and terminated the parking agreement on certain of the land owned by the venture. The total cost of the project under construction is currently projected to be approximately $140,000. The project, which is currently 100 percent pre-leased, is anticipated to be completed in late 2002.

RAMLAND REALTY ASSOCIATES L.L.C. (ONE RAMLAND ROAD)
On August 20, 1998, the Operating Partnership entered into a joint venture agreement with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C. The venture was formed to own, manage and operate One Ramland Road, a 232,000 square-foot office/flex building plus adjacent developable land, located in Orangeburg, Rockland County, New York. In August 1999, the joint venture completed redevelopment of the property and placed the office/flex building in service. The Operating Partnership holds a 50 percent interest in the joint venture. The Operating Partnership performs management, leasing and other services for the property owned by the joint venture and recognized $75 and $170 in fees for such services in the nine months ended September 30, 2001 and 2000, respectively.

ASHFORD LOOP ASSOCIATES L.P. (1001 SOUTH DAIRY ASHFORD/2100 WEST LOOP SOUTH)
On September 18, 1998, the Operating Partnership entered into a joint venture agreement with Prudential to form Ashford Loop Associates L.P. The venture was formed to own, manage and operate 1001 South Dairy Ashford, a 130,000 square-foot office building acquired on September 18, 1998 and 2100 West Loop South, a 168,000 square-foot office building acquired on November 25, 1998, both located in Houston, Harris County, Texas. The Operating Partnership holds a 20 percent interest in the joint venture. Subsequently, through September 30, 2001, the venture paid $19,907 ($3,943 representing the Operating Partnership's share) in accordance with earn-out provisions in the acquisition contracts. The Operating Partnership performs management and leasing services for the properties owned by the joint venture and recognized $140 and $89 in fees for such services in the nine months ended September 30, 2001 and 2000, respectively.

ARCAP INVESTORS, L.L.C.
On March 18, 1999, the Operating Partnership invested in ARCap Investors, L.L.C., a joint venture with several participants, which was formed to invest in sub-investment grade tranches of commercial mortgage-backed securities ("CMBS"). The Operating Partnership has invested $20,000 in the venture. William L. Mack, Chairman of the Board of Directors of the Corporation and an equity holder in the Operating Partnership, is a principal of the managing member of the venture. At September 30, 2001, the venture held approximately $913,543 face value of CMBS bonds at an aggregate cost of approximately $468,971.

SOUTH PIER AT HARBORSIDE - HOTEL DEVELOPMENT
On November 17, 1999, the Operating Partnership entered into an agreement with Hyatt Corporation to develop a 350-room hotel on the Operating Partnership's South Pier at Harborside Financial Center, Jersey City, Hudson County, New Jersey. In July 2000, the joint venture began development of the hotel project, which is expected to be completed by late 2002. The total cost of the construction project is estimated to be approximately $103,000. The venture has obtained a construction loan of $63,700, of which each partner has severally guaranteed repayment of approximately $11,148.

NORTH PIER AT HARBORSIDE - RESIDENTIAL DEVELOPMENT
On August 5, 1999, the Operating Partnership entered into an agreement which provided for the sale of its North Pier at Harborside Financial Center, Jersey City, Hudson County, New Jersey to a joint venture with Lincoln Property Company Southwest, Inc., in exchange for cash and an equity interest in the venture. In April 2001, the Operating Partnership sold the North Pier to the venture and received $1,330 in cash, a $2,027 note due 2002 and an equity interest. The venture began development of a residential housing project on the property for rental, which is expected to be completed by late 2002.

MC-SJP MORRIS V REALTY, LLC AND MC-SJP MORRIS VI REALTY, LLC
The Operating Partnership has an agreement with SJP Properties Company ("SJP Properties"), which provides for a cooperative effort in seeking approvals to develop up to approximately 1.8 million square feet of office development on certain vacant land owned or controlled, respectively, by the Operating Partnership and SJP Properties, in Hanover and Parsippany, Morris County, New Jersey. The agreement provides that the parties shall share equally in the costs associated with seeking such requisite approvals. Subsequent to obtaining the requisite approvals, upon mutual consent, the Operating Partnership and SJP Properties may enter into one or more joint ventures to construct on the vacant land, or seek to dispose of their respective vacant land parcels subject to the agreement. Pursuant to the agreement with SJP Properties, on August 24, 2000, the Operating Partnership entered into a joint venture with SJP Properties to form MC-SJP Morris V Realty, LLC and MC-SJP Morris VI Realty, LLC, which acquired developable land able to accommodate approximately 650,000 square feet of office space and located in Parsippany, Morris County, New Jersey. The land was acquired for approximately $16,193. The venture entered into an agreement pertaining to the acquired land and two other land parcels in Parsippany with an insurance company to provide for a guarantee on the funding of the development of four office properties, aggregating 850,000 square feet. Such agreement provides, if the venture elects to develop, the insurance company will be admitted to the joint venture and provide all the equity required to fund the development, subject to certain conditions. In addition, the venture obtained a loan on the acquired land from a bank, which is guaranteed by the insurance company.

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES

The following is a summary of the financial position of the unconsolidated joint ventures in which the Operating Partnership had investment interests as of September 30, 2001 and December 31, 2000:

                                                                                                 September 30, 2001
                                      ----------------------------------------------------------------------------------------------
                                                                                   American
                                                                          G&G     Financial      Ramland    Ashford
                                        Pru-Beta 3          HPMC       Martco      Exchange       Realty       Loop         ARCap
------------------------------------- ------------- ------------- ------------- ------------ ------------ ----------- -------------

ASSETS:
   Rental property, net                    $20,111     $137,407    $   9,764      $  33,263      $18,339    $37,435     $      --
   Other assets                              1,808       31,029        3,283           (121)       4,740         88       504,313
------------------------------------- ------------- ------------- ------------- ------------ ------------ ----------- -------------

   Total assets                            $21,919    $ 168,436    $  13,047      $  33,142      $23,079    $37,523      $504,313
===================================== ============= ============= ============= ============ ============ =========== =============
LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
   Mortgages and loans payable             $    --     $103,323    $  50,000      $      --      $16,147   $     --      $283,045
   Other liabilities                           122       10,584        1,239          1,346           96        682         8,050
   Partners'/members' capital               21,797       54,529      (38,192)        31,796        6,836     36,841       213,218
------------------------------------- ------------- ------------- ------------- ------------ ------------ ----------- -------------
   Total liabilities and
   partners'/members' capital              $21,919    $ 168,436    $  13,047      $  33,142      $23,079    $37,523      $504,313
===================================== ============= ============= ============= ============ ============ =========== =============
Operating Partnership's net
   investment in unconsolidated
   joint ventures                          $15,222    $  22,300    $   3,555      $  48,775       $2,990   $  7,716     $  19,724
------------------------------------- ------------- ------------- ------------- ------------ ------------ ----------- -------------

                                                                                                 December 31, 2000
                                      ----------------------------------------------------------------------------------------------
                                                                                   American
                                                                           G&G    Financial      Ramland    Ashford
                                        Pru-Beta 3          HPMC        Martco     Exchange       Realty       Loop         ARCap
------------------------------------- ------------- ------------- ------------- ------------ ------------ ----------- -------------
ASSETS:
   Rental property, net                    $20,810      $ 78,119    $  10,589       $12,546      $18,947    $37,665     $      --
   Other assets                              2,737        27,082        2,508        11,851        4,755        849       310,342
------------------------------------- ------------- ------------- ------------- ------------ ------------ ----------- -------------

   Total assets                            $23,547      $105,201    $  13,097       $24,397      $23,702    $38,514      $310,342
===================================== ============= ============= ============= ============ ============ =========== =============
LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
   Mortgages and loans payable             $    --      $ 63,486    $  50,000       $    --      $16,666   $     --      $129,562
   Other liabilities                           160         5,035        1,368         9,400          522      1,005         3,750
   Partners'/members' capital               23,387        36,680      (38,271)       14,997        6,514     37,509       177,030
------------------------------------- ------------- ------------- ------------- ------------ ------------ ----------- -------------
   Total liabilities and
   partners'/members' capital              $23,547      $105,201    $  13,097       $24,397      $23,702    $38,514      $310,342
===================================== ============= ============= ============= ============ ============ =========== =============
Operating Partnership's net
   investment in unconsolidated
   joint ventures                          $16,110      $ 35,079    $   3,973       $15,809     $  2,782   $  7,874     $  19,811
------------------------------------- ------------- ------------- ------------- ------------ ------------ ----------- -------------


--------------------------------------------------------------------------------
                                             MC-SJP
                                             Morris    Harborside      Combined
                                             Realty    South Pier         Total
---------------------------------------------------- ------------- -------------
ASSETS:
   Rental property, net                   $ 17,271        $46,796       $320,386
   Other assets                                 96             --        545,236
---------------------------------------------------- ------------- -------------

   Total assets                           $ 17,367        $46,796       $865,622
==================================================== ============= =============
LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
   Mortgages and loans payable            $ 16,028        $15,656       $484,199
   Other liabilities                            --          4,838         26,957
   Partners'/members' capital                1,339         26,302        354,466
---------------------------------------------------- ------------- -------------
   Total liabilities and
   partners'/members' capital             $ 17,367        $46,796       $865,622
==================================================== ============= =============

Operating Partnership's net
   investment in unconsolidated
   joint ventures                         $    180        $14,954       $135,416
---------------------------------------------------- ------------- -------------


--------------------------------------------------------------------------------
                                            MC-SJP
                                            Morris     Harborside      Combined
                                            Realty     South Pier         Total
---------------------------------------------------- ------------- -------------
ASSETS:
   Rental property, net                   $     --        $    --       $178,676
   Other assets                                 --             --        360,124
---------------------------------------------------- ------------- -------------

   Total assets                           $     --        $    --       $538,800
==================================================== ============= =============
LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
   Mortgages and loans payable            $     --        $    --       $259,714
   Other liabilities                            --             --         21,240
   Partners'/members' capital                   --             --        257,846
---------------------------------------------------- ------------- -------------
   Total liabilities and
   partners'/members' capital             $     --        $    --       $538,800
==================================================== ============= =============
Operating Partnership's net
   investment in unconsolidated
   joint ventures                         $     --        $    --       $101,438
---------------------------------------------------- ------------- -------------

The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Operating Partnership had investment interests during the three and nine month periods ended September 30, 2001 and 2000:


                                                                                       Three Months Ended September 30, 2001
                                      ----------------------------------------------------------------------------------------------
                                                                                  American
                                                                          G&G    Financial      Ramland      Ashford
                                       Pru-Beta 3         HPMC         Martco     Exchange       Realty         Loop        ARCap
------------------------------------- ------------- ------------- ------------- ------------ ------------ ------------ ------------

Total revenues                             $1,211       $1,427        $3,345          $  4        $ 912       $1,298      $17,060
Operating and other expenses                 (393)        (781)         (920)          (11)        (297)        (632)      (3,266)
Depreciation and amortization                (290)        (623)         (387)          (10)        (243)        (235)          --
Interest expense                               --         (485)         (712)           --         (264)          --       (5,420)
------------------------------------- ------------- ------------- ------------- ------------ ------------ ------------ ------------

Net income                                 $  528       $ (462)       $1,326          $(17)       $ 108       $  431     $  8,374
===================================== ============= ============= ============= ============ ============ ============ ============
Operating Partnership's equity
   in earnings of unconsolidated
   joint ventures                          $  225       $  400        $  506          $ 88        $  54       $   86     $    525
------------------------------------- ------------- ------------- ------------- ------------ ------------ ------------ ------------


--------------------------------------------------------------------------------
                                             MC-SJP
                                             Morris    Harborside     Combined
                                             Realty    South Pier        Total
---------------------------------------------------- ------------- -------------

Total revenues                            $     --        $    --       $25,257
Operating and other expenses                    --             --        (6,300)
Depreciation and amortization                   --             --        (1,788)
Interest expense                                --             --        (6,881)
---------------------------------------------------- ------------- -------------

Net income                                $     --        $    --       $10,288
==================================================== ============= =============
Operating Partnership's equity
   in earnings of unconsolidated
   joint ventures                         $     --        $    --       $ 1,884
---------------------------------------------------- ------------- -------------




                                                                                       Three Months Ended September 30, 2000
                                      ----------------------------------------------------------------------------------------------
                                                                                  American
                                                                          G&G    Financial      Ramland      Ashford
                                       Pru-Beta 3          HPMC        Martco     Exchange       Realty         Loop        ARCap
------------------------------------- ------------- ------------- ------------- ------------ ------------ ------------ ------------
Total revenues                             $1,253        $2,631     $  2,783          $275        $ 983       $1,436     $  5,357
Operating and other expenses                 (391)          (78)        (890)          (41)        (280)        (658)        (876)
Depreciation and amortization                (307)         (747)        (384)          (27)        (252)        (211)         (70)
Interest expense                               --          (979)      (1,075)           --         (407)          --       (2,780)
------------------------------------- ------------- ------------- ------------- ------------ ------------ ------------ ------------

Net income                                 $  555        $  827     $    434          $207        $  44       $  567     $  1,631
===================================== ============= ============= ============= ============ ============ ============ ============
Operating Partnership's equity
   in earnings of unconsolidated
   joint ventures                          $  239        $  627     $    286          $207        $  22       $  113     $    700
------------------------------------- ------------- ------------- ------------- ------------ ------------ ------------ ------------


--------------------------------------------------------------------------------
                                            MC-SJP
                                            Morris     Harborside     Combined
                                            Realty     South Pier        Total
---------------------------------------------------- ------------- -------------
Total revenues                            $     --        $    --       $14,718
Operating and other expenses                    --             --        (3,214)
Depreciation and amortization                   --             --        (1,998)
Interest expense                                --             --        (5,241)
---------------------------------------------------- ------------- -------------

Net income                                $     --        $    --       $ 4,265
==================================================== ============= =============
Operating Partnership's equity
   in earnings of unconsolidated
   joint ventures                         $     --        $    --       $ 2,194
---------------------------------------------------- ------------- -------------

                                                                                        Nine Months Ended September 30, 2001
                                      ----------------------------------------------------------------------------------------------
                                                                                  American
                                                                          G&G    Financial      Ramland      Ashford
                                       Pru-Beta 3          HPMC        Martco     Exchange       Realty         Loop        ARCap
------------------------------------- ------------- ------------- ------------- ------------ ------------ ------------ ------------

Total revenues                            $ 3,700       $16,419     $  9,151         $ 383       $2,871     $  4,365   $   45,077
Operating and other expenses               (1,175)       (1,729)      (2,571)          (53)        (905)      (2,049)      (7,456)
Depreciation and amortization                (883)       (1,556)      (1,164)          (29)        (726)        (698)          --
Interest expense                               --        (1,741)      (2,504)           --         (918)          --      (13,310)
------------------------------------- ------------- ------------- ------------- ------------ ------------ ------------ ------------

Net income                                $ 1,642       $11,393     $  2,912         $ 301       $  322     $  1,618   $   24,311
===================================== ============= ============= ============= ============ ============ ============ ============
Operating Partnership's equity
   in earnings of unconsolidated
   joint ventures                         $   728       $ 3,864     $  1,042         $(357)      $  208     $    295   $    1,550
------------------------------------- ------------- ------------- ------------- ------------ ------------ ------------ ------------

--------------------------------------------------------------------------------
                                             MC-SJP
                                             Morris    Harborside     Combined
                                             Realty    South Pier        Total
---------------------------------------------------- ------------- -------------
Total revenues                            $     --        $    --       $ 81,966
Operating and other expenses                    --             --        (15,938)
Depreciation and amortization                   --             --         (5,056)
Interest expense                                --             --        (18,473)
---------------------------------------------------- ------------- -------------

Net income                                $     --        $    --       $ 42,499
==================================================== ============= =============
Operating Partnership's equity
   in earnings of unconsolidated
   joint ventures                         $     --        $    --        $ 7,330
---------------------------------------------------- ------------- -------------



                                                                                        Nine Months Ended September 30, 2000
                                      ----------------------------------------------------------------------------------------------
                                                                                  American
                                                                          G&G    Financial      Ramland      Ashford
                                       Pru-Beta 3          HPMC        Martco     Exchange       Realty         Loop         ARCap
------------------------------------- ------------- ------------- ------------- ------------ ------------ ------------ ------------
Total revenues                            $ 3,721       $ 6,191     $  8,064         $ 779     $  2,930     $  4,268       $16,507
Operating and other expenses               (1,210)       (1,087)      (2,443)         (123)        (870)      (1,929)       (2,168)
Depreciation and amortization                (918)       (2,155)      (1,146)          (47)        (734)        (614)          (70)
Interest expense                               --        (2,220)      (2,989)           --       (1,153)          --        (4,481)
------------------------------------- ------------- ------------- ------------- ------------ ------------ ------------ ------------

Net income                                $ 1,593       $   729     $  1,486         $ 609     $    173     $  1,725       $ 9,788
===================================== ============= ============= ============= ============ ============ ============ ============
Operating Partnership's equity
   in earnings of unconsolidated
   joint ventures                         $   680       $   729     $    498         $ 552     $     84     $    358       $ 1,500
------------------------------------- ------------- ------------- ------------- ------------ ------------ ------------ ------------


--------------------------------------------------------------------------------
                                             MC-SJP
                                             Morris    Harborside     Combined
                                             Realty    South Pier        Total
---------------------------------------------------- ------------- -------------
Total revenues                            $     --        $    --       $ 42,460
Operating and other expenses                    --             --         (9,830)
Depreciation and amortization                   --             --         (5,684)
Interest expense                                --             --        (10,843)
---------------------------------------------------- ------------- -------------

Net income                                $     --        $    --       $ 16,103
==================================================== ============= =============
Operating Partnership's equity
   in earnings of unconsolidated
   joint ventures                         $     --        $    --       $  4,401
---------------------------------------------------- ------------- -------------

5.       DEFERRED CHARGES AND OTHER ASSETS

                                                                            September 30,            December 31,
                                                                                     2001                    2000
---------------------------------------------------------------------- ----------------------- -----------------------
Deferred leasing costs                                                          $  88,069               $  80,667
Deferred financing costs                                                           26,590                  23,085
---------------------------------------------------------------------- ----------------------- -----------------------
                                                                                  114,659                 103,752
Accumulated amortization                                                          (33,024)                (26,303)
---------------------------------------------------------------------- ----------------------- -----------------------
Deferred charges, net                                                              81,635                  77,449
Prepaid expenses and other assets                                                  19,043                  25,206
---------------------------------------------------------------------- ----------------------- -----------------------
Total deferred charges and other assets, net                                     $100,678                $102,655
====================================================================== ======================= =======================

6.       RESTRICTED CASH

Restricted cash includes security deposits for the Operating Partnership's residential properties and certain commercial properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following:

                                                                               September 30,         December 31,
                                                                                         2001                 2000
---------------------------------------------------------------------------- -------------------- --------------------
Security deposits                                                                      $7,460               $6,477
Escrow and other reserve funds                                                             83                   80
---------------------------------------------------------------------------- -------------------- --------------------
Total restricted cash                                                                  $7,543               $6,557
============================================================================ ==================== ====================

7.       RENTAL PROPERTY HELD FOR SALE

As of September 30, 2001, the Operating Partnership has identified 39 office properties, aggregating approximately 4.6 million square feet, a multi-family residential property and two land parcels as held for sale. These properties are located in Texas, Colorado, Arizona, Florida and New York. Such properties carried an aggregate book value of $422,735, net of accumulated depreciation, of $31,195 and a valuation allowance of $46,794 at September 30, 2001.

As of December 31, 2000, the Operating Partnership had identified 10 office properties, aggregating approximately 1.6 million square feet, and a land parcel as held for sale, all of which are located in San Antonio and Houston, Texas. Such properties carried an aggregate book value of $107,458, net of accumulated depreciation, of $7,019.

The following is a summary of the condensed results of operations of the rental properties held for sale at September 30, 2001 for the nine month periods ended September 30, 2001 and 2000:

                                                                                  Nine Months Ended September 30,
                                                                                        2001                2000
----------------------------------------------------------------------------- -------------------- -------------------
Total revenues                                                                  $  61,400                $ 60,416
Operating and other expenses                                                      (25,079)                (23,896)
Depreciation and amortization                                                      (2,604)                 (8,665)
----------------------------------------------------------------------------- -------------------- -------------------
Net income                                                                      $ 33,717                 $ 27,855
============================================================================= ==================== ===================

There can be no assurance if and when sales of the Operating Partnership's rental properties held for sale will occur.

During the nine months ended September 30, 2001, the Operating Partnership determined that the carrying amounts of certain properties identified as held for sale are not expected to be recovered from estimated net sale proceeds from these property sales and, accordingly, recognized a valuation allowance of $46,794 ($26,231 for the three months ended September 30, 2001).

The following table summarizes realized gains and unrealized losses on disposition of rental property:

                                                                                 Nine Months Ended September 30,
                                                                                       2001               2000
----------------------------------------------------------------------------- ------------------- -------------------
Realized gain on sale of rental property and land                                  $ 37,117            $86,205
Valuation allowance on rental property held for sale                                (46,794)                --
----------------------------------------------------------------------------- ------------------- -------------------

Total realized gains and unrealized losses, net                                    $ (9,677)           $86,205
============================================================================= =================== ===================

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

A summary of the terms of the senior unsecured notes (collectively, "Senior Unsecured Notes") outstanding as of September 30, 2001 and December 31, 2000 is as follows:

                                                                      September 30,       December 31,   Effective
                                                                              2001               2000     Rate (1)
------------------------------------------------------------------ ----------------- ------------------ --------------
7.180% Senior Unsecured Notes, due December 31, 2003                      $185,283           $185,283           7.23%
7.000% Senior Unsecured Notes, due March 15, 2004                          299,804            299,744           7.27%
7.250% Senior Unsecured Notes, due March 15, 2009                          298,248            298,072           7.49%
7.835% Senior Unsecured Notes, due December 15, 2010                        15,000             15,000           7.95%
7.750% Senior Unsecured Notes, due February 15, 2011                       298,386                 --           7.93%
------------------------------------------------------------------ ----------------- ------------------ --------------

Total Senior Unsecured Notes                                            $1,096,721           $798,099           7.51%
================================================================== ================= ================== ==============

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

9.       REVOLVING CREDIT FACILITIES

2000 UNSECURED FACILITY
On June 22, 2000, the Operating Partnership obtained an unsecured revolving credit facility ("2000 Unsecured Facility") with a current borrowing capacity of $800,000 from a group of 24 lenders. The interest rate on outstanding borrowings under the credit line is currently the London Inter-Bank Offered Rate ("LIBOR") (one-month LIBOR: 2.63 percent at

September 30, 2001) plus 80 basis points. The Operating Partnership may instead elect an interest rate representing the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points. The 2000 Unsecured Facility also requires a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears. In the event of a change in the Operating Partnership's unsecured debt rating, the interest rate and facility fee will be adjusted on a sliding scale. Subject to certain conditions, the Operating Partnership has the ability to increase the borrowing capacity of the credit line up to $1,000,000. The 2000 Unsecured Facility matures in June 2003, with an extension option of one year, which would require a payment of 25 basis points of the then borrowing capacity of the credit line upon exercise.

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

PRUDENTIAL FACILITY
The Operating Partnership had a revolving credit facility ("Prudential Facility") with Prudential Securities Corp. ("PSC") in the amount of $100,000, which bore interest at 110 basis points over one-month LIBOR and was repaid in full and terminated at maturity on June 29, 2001.

SUMMARY
As of September 30, 2001 and December 31, 2000, the Operating Partnership had outstanding borrowings of $73,000 and $348,840, respectively, under its revolving credit facilities. The total outstanding borrowings were from the 2000 Unsecured Facility, with no outstanding borrowings under the Prudential Facility.

10.      MORTGAGES AND LOANS PAYABLE

The Operating Partnership has mortgages and loans payable which are comprised of various loans collateralized by certain of the Operating Partnership's rental properties. Payments on mortgages and loans payable are generally due in monthly installments of principal and interest, or interest only.

A summary of the Operating Partnership's mortgages and loans payable as of September 30, 2001 and December 31, 2000 is as follows:

                                                                 EFFECTIVE         PRINCIPAL BALANCE AT
                                                                  INTEREST     SEPTEMBER 30,   DECEMBER 31,
PROPERTY NAME                  LENDER                                 RATE              2001           2000      MATURITY
------------------------------ ----------------------------- --------------- ----------------- -------------- -----------

101 & 225 Executive Drive      Sun Life Assurance Co.                6.27%            $   --        $ 2,198      06/01/01
Mack-Cali Morris Plains        Corestates Bank                       7.51%                --          2,169      12/31/01
Mack-Cali Willowbrook          CIGNA                                 8.67%             8,821          9,460      10/01/03
400 Chestnut Ridge             Prudential Insurance Co.              9.44%            12,890         13,588      07/01/04
Mack-Cali Centre VI            Principal Life Insurance Co.          6.87%            35,000         35,000      04/01/05
Various (a)                    Prudential Insurance Co.              7.10%           150,000        150,000      05/15/05
Mack-Cali Bridgewater I        New York Life Ins. Co.                7.00%            23,000         23,000      09/10/05
Mack-Cali Woodbridge II        New York Life Ins. Co.                7.50%            17,500         17,500      09/10/05
Mack-Cali Short Hills          Prudential Insurance Co.              7.74%            25,397         25,911      10/01/05
500 West Putnam Avenue         New York Life Ins. Co.                6.52%             9,477         10,069      10/10/05
Harborside - Plaza 1           U.S. West Pension Trust               5.61%            57,051         54,370      01/01/06
Harborside - Plazas 2 and 3    Northwestern/Principal                7.36%           162,949         95,630      01/01/06
Mack-Cali Airport              Allstate Life Insurance Co.           7.05%            10,434         10,500      04/01/07
Kemble Plaza I                 Mitsubishi Tr & Bk Co.          LIBOR+0.65%            32,178         32,178      01/31/09
------------------------------ ----------------------------- --------------- ----------------- -------------- -----------

Total Property Mortgages                                                            $544,697       $481,573
============================== ============================= =============== ================= ============== ===========

(a) The Operating Partnership has the option to convert the mortgage loan, which is secured by 12 properties, to unsecured debt.

SCHEDULED PRINCIPAL PAYMENTS
Scheduled principal payments and related weighted average annual interest rates for the Operating Partnership's Senior Unsecured Notes (see Note 8), revolving credit facilities (see Note 9) and mortgages and loans payable as of September 30, 2001 are as follows:

                                                                                                        WEIGHTED AVG.
                                                 SCHEDULED       PRINCIPAL                           INTEREST RATE OF
PERIOD                                        AMORTIZATION      MATURITIES           TOTAL      FUTURE REPAYMENTS (a)
--------------------------------------- ------------------- --------------- --------------- --------------------------

October through December 2001                    $    767          $    --          $  767                      7.70%
2002                                                3,259               --           3,259                      7.72%
2003                                                3,407          265,094         268,501                      6.50%
2004                                                2,247          309,863         312,110                      7.34%
2005                                                1,420          253,178         254,598                      7.13%
Thereafter                                         (1,359)         876,542         875,183                      7.41%
--------------------------------------- ------------------- --------------- --------------- --------------------------

Totals/Weighted Average                           $ 9,741       $1,704,677      $1,714,418                      7.19%
======================================= =================== =============== =============== ==========================

(a) Revolving credit facility and other variable rate debt interest rates calculated using the Operating Partnership's actual LIBOR contracts in effect at September 30, 2001 (weighted average LIBOR of 3.52 percent).

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED
Cash paid for interest for the nine months ended September 30, 2001 and 2000 was $100,892 and $93,903, respectively. Interest capitalized by the Operating Partnership for the nine months ended September 30, 2001 and 2000 was $11,994 and $7,482, respectively.

SUMMARY OF INDEBTEDNESS
As of September 30, 2001, the Operating Partnership's total indebtedness of $1,714,418 (weighted average interest rate of 7.19 percent) was comprised of $105,178 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 4.27 percent) and fixed rate debt of $1,609,240 (weighted average rate of 7.39 percent).

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

Under the Repurchase Program, the Corporation purchased for constructive retirement 915,300 shares of its outstanding common stock for an aggregate cost of approximately $25,008 for the nine months ended September 30, 2001. Concurrent with these purchases, the Corporation sold to the Operating Partnership 915,300 common units for approximately $25,008.

STOCK OPTION PLANS
In September 2000, the Corporation established the 2000 Employee Stock Option Plan ("2000 Employee Plan") and the 2000 Director Stock Option Plan ("2000 Director Plan") under which a total of 2,700,000 shares (subject to adjustment) of the Corporation's common stock have been reserved for issuance (2,500,000 shares under the 2000 Employee Plan and 200,000 shares under the 2000 Director
Plan). In 1994, and as subsequently amended, the Corporation established the Mack-Cali Employee Stock Option Plan ("Employee Plan") and the Mack-Cali Director Stock Option Plan ("Director Plan") under which a total of 5,380,188 shares (subject to adjustment) of the Corporation's common stock have been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan). Stock options granted under the Employee Plan in 1994 and 1995 became exercisable over a three-year period and those options granted under both the 2000 Employee Plan and Employee Plan subsequent to 1995 become exercisable over a five-year period. All stock options granted under both the 2000 Director Plan and Director Plan become exercisable in one year. All options were granted at the fair market value at the dates of grant and have terms of ten years. There were 1,045,300 stock options granted for the nine months ended September 30, 2001. As of September 30, 2001, stock options outstanding had a weighted average remaining contractual life of approximately
7.3 years.

Information regarding the Corporation's stock option plans is summarized below:


                                                                                                          Weighted
                                                                                            Shares         Average
                                                                                             Under        Exercise
                                                                                           Options           Price
------------------------------------------------------------------------------------- ---------------- ---------------
Outstanding at January 1, 2001                                                           4,633,319          $30.14
Granted                                                                                  1,045,300          $28.85
Exercised                                                                                 (173,708)         $23.20
Lapsed or canceled                                                                        (209,635)         $29.80
------------------------------------------------------------------------------------- ---------------- ---------------
Outstanding at September 30, 2001                                                        5,295,276          $30.13
===================================================================================== ================ ===============
Options exercisable at September 30, 2001                                                2,604,582          $31.33
Available for grant at September 30, 2001                                                1,422,901
------------------------------------------------------------------------------------- ---------------- ---------------

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

As of September 30, 2001, there were a total of 749,976 Stock Warrants outstanding. As of September 30, 2001, there were 671,980 Stock Warrants exercisable. For the nine months ended September 30, 2001, no Stock Warrants were canceled. No Stock Warrants have been exercised through September 30, 2001.

STOCK COMPENSATION
In connection with stock awards granted to officers and certain other employees of the Corporation (collectively, "Restricted Stock Awards"), officers and certain other employees are to receive up to a total of 198,279 shares of the Corporation's common stock generally vesting over a five-year period. Certain Restricted Stock Awards are contingent upon the Corporation meeting certain performance and/or stock price appreciation objectives. The Restricted Stock Awards provided to the officers and certain other employees were granted under the 2000 Employee Plan and Employee Plan.

Effective January 1, 2001, 24,019 Restricted Stock Awards vested and therefore were released to the officers and certain other employees. For the nine months ended September 30, 2001, 7,408 unvested Restricted Stock Awards were canceled.

EARNINGS PER UNIT
Basic EPU excludes dilution and is computed by dividing net income available to common unitholders by the weighted average number of units outstanding for the period. Diluted EPU reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units.

The following information presents the Operating Partnership's results for the three and nine month periods ended September 30, 2001 and 2000:

                                                                        Three Months Ended September 30,
                                                                       2001                          2000
                                                           ----------------------------- -----------------------------
                                                               Basic EPU    Diluted EPU    Basic EPU       Diluted EPU
---------------------------------------------------------- -------------- -------------- -------------- --------------

Net income available to common unitholders                       $27,412        $27,412      $22,745           $22,745
Add:  Net income attributable to
        Operating Partnership - preferred units                       --             --           --                --
---------------------------------------------------------- -------------- -------------- -------------- --------------

Adjusted net income                                              $27,412        $27,412      $22,745           $22,745
========================================================== ============== ============== ============== ==============

Weighted average units                                            64,084         64,403       66,729            66,914
---------------------------------------------------------- -------------- -------------- -------------- --------------

Per Unit                                                         $  0.43        $  0.43      $  0.34           $  0.34
========================================================== ============== ============== ============== ==============


                                                                        Nine Months Ended September 30,
                                                                       2001                          2000
                                                           ----------------------------- -----------------------------
                                                               Basic EPU    Diluted EPU    Basic EPU       Diluted EPU
---------------------------------------------------------- -------------- -------------- -------------- --------------

Net income available to common unitholders                      $112,287       $112,287     $171,794          $171,794
Add:   Net income attributable to
        Operating Partnership - preferred units                       --             --           --            11,562
---------------------------------------------------------- -------------- -------------- -------------- --------------

Adjusted net income                                             $112,287       $112,287     $171,794          $183,356
========================================================== ============== ============== ============== ==============

Weighted average units                                            64,440         64,691       66,595            73,276
---------------------------------------------------------- -------------- -------------- -------------- --------------

Per Unit                                                        $   1.74       $   1.74     $   2.58          $   2.50
========================================================== ============== ============== ============== ==============

The following schedule reconciles the shares used in the basic EPU calculation to the shares used in the diluted EPU calculation:


                                                                 Three Months                 Nine Months
                                                             Ended September 30,          Ended September 30,
                                                                2001          2000           2001          2000
--------------------------------------------------------- ------------- ------------- ------------- --------------

Basic EPU Units:                                              64,084        66,729         64,440        66,595
     Add:  Operating Partnership - preferred units
           (after conversion to common units)                     --            --             --         6,504
           Stock options                                         319           185            251           177
--------------------------------------------------------- ------------- ------------- ------------- --------------

Diluted EPU Units:                                            64,403        66,914         64,691        73,276
========================================================= ============= ============= ============= ==============

Through September 30, 2001, under the Repurchase Program, the Corporation purchased for constructive retirement, a total of 4,810,800 shares of its outstanding common stock for an aggregate cost of approximately $133,084.

12.      EMPLOYEE BENEFIT PLAN

All employees of the Corporation who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan (the "401(k) Plan"). The 401(k) Plan allows eligible employees to defer up to 15 percent of their annual compensation, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Corporation, at its discretion, may match employee contributions and/or make discretionary contributions. The Management has approved, for the year ended December 31, 2001, a matching contribution to be paid under the 401(k) Plan equal to 50 percent of the first
3.5 percent of an employee's annual salary, as defined in the 401(k) Plan, contributed to the plan for 2001. Total expense recognized by the Operating Partnership for both the nine month periods ended September 30, 2001 and 2000 was $300.

13.      COMMITMENTS AND CONTINGENCIES

GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Operating Partnership is the lessee, as of September 30, 2001, are as follows:


Period                                                                                                       Amount
------------------------------------------------------------ ---------------------------------------------------------
October through December 2001                                                                              $    133
2002                                                                                                            531
2003                                                                                                            531
2004                                                                                                            534
2005                                                                                                            534
Thereafter                                                                                                   21,997
------------------------------------------------------------ ---------------------------------------------------------

Total                                                                                                       $24,260
============================================================ =========================================================

Ground lease expense incurred during the nine months ended September 30, 2001 and 2000 amounted to $426 and $427, respectively.

OTHER
The Operating Partnership is a defendant in certain litigation arising in the normal course of business activities. Management does not believe that the resolution of these matters will have a materially adverse effect upon the Operating Partnership and the Property Partnership.


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

Selected results of operations for the three and nine month periods ended September 30, 2001 and 2000 and selected asset information as of September 30, 2001 and December 31, 2000 regarding the Operating Partnership's operating segment are as follows:

                                                                                                        Total
                                                                        Total      Corporate &      Operating
                                                                      Segment        Other (e)    Partnership
-------------------------------------------------------------- ----------------- --------------- ------------------

TOTAL CONTRACT REVENUES (a):
   Three months ended:
     September 30, 2001                                          $   142,542         $   1,541    $   144,083(f)
     September 30, 2000                                              137,919             1,979        139,898(g)
   Nine months ended:
     September 30, 2001                                          $   427,098         $   4,046    $   431,144(h)
     September 30, 2000                                              418,179             4,999        423,178(i)

TOTAL OPERATING AND INTEREST EXPENSES (b):
   Three months ended:
     September 30, 2001                                          $    46,484         $  33,920    $    80,404(j)
     September 30, 2000                                               44,615            30,899         75,514(k)
   Nine months ended:
     September 30, 2001                                          $   135,377          $103,830    $   239,207(l)
     September 30, 2000                                              129,423            95,018        224,441(m)

NET OPERATING INCOME (c):
   Three months ended:
     September 30, 2001                                          $    96,058         $ (32,379)   $    63,679(f)(j)
     September 30, 2000                                               93,304           (28,920)        64,384(g)(k)
   Nine months ended:
     September 30, 2001                                          $   291,721         $ (99,784)   $   191,937(h)(l)
     September 30, 2000                                              288,756           (90,019)       198,737(i)(m)

TOTAL ASSETS:
     September 30, 2001                                          $ 3,694,307         $  34,532    $ 3,728,839
     December 31, 2000                                             3,623,107            53,870      3,676,977

TOTAL LONG-LIVED ASSETS (d):
     September 30, 2001                                          $ 3,545,159         $  24,449    $ 3,569,608
     December 31, 2000                                             3,522,766            23,574      3,546,340
-------------------------------------------------------------- ----------------- --------------- ------------------


(a) Total contract revenues represent all revenues during the period (including the Operating Partnership's share of net income from unconsolidated joint ventures), excluding adjustments for straight-lining of rents and the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures. All interest income is excluded from segment amounts and is classified in Corporate and Other for all periods.
(b) Total operating and interest expenses represent the sum of real estate taxes, utilities, operating services, general and administrative and interest expense. All interest expense (including for property-level mortgages) is excluded from segment amounts and classified in Corporate and Other for all periods.
(c)  Net operating income represents total contract revenues [as defined in Note
     (a)] less total operating and interest expenses [as defined in Note (b)] for the period.
(d) Long-lived assets are comprised of total rental property, unbilled rents receivable and investments in unconsolidated joint ventures.
(e) Corporate & Other represents all corporate-level items (including interest and other investment income, interest expense and non-property general and administrative expense) as well as intercompany eliminations necessary to reconcile to consolidated Operating Partnership totals.
(f) Excludes $1,891 of adjustments for straight-lining of rents and ($62) for the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures.
(g) Excludes $3,520 of adjustments for straight-lining of rents and ($36) for the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures.
(h) Excludes $9,628 of adjustments for straight-lining of rents and $64 for the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures.
(i) Excludes $9,055 of adjustments for straight-lining of rents and $17 for the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures.
(j)  Excludes $22,529 of depreciation and amortization.
(k) Excludes $23,320 of depreciation and amortization and non-recurring charges of $27,911.
(l)  Excludes $67,964 of depreciation and amortization.
(m) Excludes $68,447 of depreciation and amortization and non-recurring charges of $37,139.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of Mack-Cali Realty L.P. and the notes thereto. Certain defined terms used herein have the meaning ascribed to them in the Consolidated Financial Statements.

The following comparisons for the three and nine month periods ended September 30, 2001 ("2001"), as compared to the three and nine month periods ended September 30, 2000 ("2000"), make reference to the following: (i) the effect of the "Same-Store Properties," which represent all in-service properties owned by the Operating Partnership at June 30, 2000 (for the three-month period comparisons), and which represent all in-service properties owned by the Operating Partnership at December 31, 1999 (for the nine-month period comparisons), excluding Dispositions as defined below, (ii) the effect of the "Acquired Properties," which represent all properties acquired or placed in service by the Operating Partnership from July 1, 2000 through September 30, 2001 (for the three-month period comparisons), and which represent all properties acquired or placed in service by the Operating Partnership from January 1, 2000 through September 30, 2001 (for the nine-month period comparisons), and (iii) the effect of the "Dispositions", which represent results for each period for those rental properties sold by the Operating Partnership during the same periods.

      THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED
                               SEPTEMBER 30, 2000


                                                                Quarter Ended
                                                                September 30,              Dollar         Percent
(DOLLARS IN THOUSANDS)                                         2001            2000        Change          Change
------------------------------------------------------- --------------- --------------- -------------- ---------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                                                 $126,789        $123,600       $   3,189          2.6%
Escalations and recoveries from tenants                      13,944          13,763             181          1.3
Parking and other                                             2,610           3,534            (924)       (26.1)
------------------------------------------------------- --------------- --------------- -------------- ---------------
  Sub-total                                                 143,343         140,897           2,446          1.7
Equity in earnings of unconsolidated joint ventures           1,884           2,194            (310)       (14.1)
Interest income                                                 685             291             394        135.4
------------------------------------------------------- --------------- --------------- -------------- ---------------
  Total revenues                                            145,912         143,382           2,530          1.8
------------------------------------------------------- --------------- --------------- -------------- ---------------
PROPERTY EXPENSES:
Real estate taxes                                            16,012          15,732             280          1.8
Utilities                                                    11,517          11,604             (87)        (0.7)
Operating services                                           16,336          16,855            (519)        (3.1)
------------------------------------------------------- --------------- --------------- -------------- ---------------
  Sub-total                                                  43,865          44,191            (326)        (0.7)
General and administrative                                    8,767           5,461           3,306         60.5
Depreciation and amortization                                22,529          23,320            (791)        (3.4)
Interest expense                                             27,772          25,862           1,910          7.4
Non-recurring charges                                            --          27,911         (27,911)      (100.0)
------------------------------------------------------- --------------- --------------- -------------- ---------------
  Total expenses                                            102,933         126,745         (23,812)       (18.8)
------------------------------------------------------- --------------- --------------- -------------- ---------------
Income before realized gains and unrealized losses
  on disposition of rental property and
  minority interest                                          42,979          16,637          26,342        158.3
Realized gains and unrealized losses on disposition
  of rental property, net                                   (11,624)         10,036         (21,660)      (215.8)
------------------------------------------------------- --------------- --------------- -------------- ---------------
Net income                                                   31,355          26,673           4,682         17.6
Preferred unit distributions                                 (3,943)         (3,928)            (15)         0.4
------------------------------------------------------- --------------- --------------- -------------- ---------------

Net income available to common unitholders                 $ 27,412       $  22,745       $   4,667         20.5%
======================================================= =============== =============== ============== ===============


The following is a summary of the changes in revenue from rental operations and property expenses divided into Same-Store Properties, Acquired Properties and Dispositions (dollars in thousands):

                                         Total
                                 Operating Partnership Same-Store Properties  Acquired Properties     Dispositions
                                 --------------------- ---------------------  -------------------     ------------
                                     Dollar   Percent     Dollar     Percent    Dollar    Percent   Dollar   Percent
                                     Change    Change     Change     Change     Change    Change    Change    Change
--------------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                         $ 3,189       2.6%    $ 1,408     1.1%       $6,414    5.2%   $(4,633)    (3.7)%
Escalations and recoveries
  from tenants                         181       1.3         (48)   (0.3)          427    3.0       (198)    (1.4)
Parking and other                     (924)    (26.1)       (809)  (22.9)          107    3.1       (222)    (6.3)
--------------------------------------------------------------------------------------------------------------------
Total                              $ 2,446       1.7%     $  551     0.4%       $6,948    4.9%   $(5,053)    (3.6)%
====================================================================================================================
PROPERTY EXPENSES:
Real estate taxes                  $   280       1.8%     $  (65)   (0.4)%     $   830    5.3%    $ (485)    (3.1)%
Utilities                              (87)     (0.7)         41     0.4           565    4.9       (693)    (6.0)
Operating services                    (519)     (3.1)       (264)   (1.6)          862    5.1     (1,117)    (6.6)
--------------------------------------------------------------------------------------------------------------------
Total                              $  (326)     (0.7)%    $ (288)   (0.7)%      $2,257    5.2%   $(2,295)    (5.2)%
====================================================================================================================
OTHER DATA:
Number of Consolidated Properties      260                   246                    14                13
Square feet (in thousands)          27,188                25,614                 1,574             2,610

Base rents for the Same-Store Properties increased $1.4 million, or 1.1 percent, for 2001 as compared to 2000, due primarily to rental rate increases in 2001. Escalations and recoveries from tenants for the Same-Store Properties decreased $0.1 million, or 0.3 percent, for 2001 over 2000, due to the recovery of a decreased amount of total property expenses in 2001. Parking and other income for the Same-Store Properties decreased $0.8 million, or 22.9 percent, due primarily to decreased third party management fees in 2001.

Real estate taxes on the Same-Store Properties decreased $0.1 million, or 0.4 percent, for 2001 as compared to 2000, due primarily to lower assessments on certain properties in 2001. Utilities for the Same-Store Properties increased $0.1 million, or 0.4 percent, for 2001 as compared to 2000, due primarily to increased electric rates. Operating services for the Same-Store Properties decreased $0.3 million, or 1.6 percent, due primarily to a decrease in repair costs in 2001.

Equity in earnings of unconsolidated joint ventures decreased $0.3 million, or
14.1 percent, for 2001 as compared to 2000. This is due primarily to the sale of two joint venture office properties in 2001 (see Note 4 to the Financial Statements).

Interest income increased $0.4 million, or 135.4 percent, for 2001 as compared to 2000. This increase was due primarily to the effect of net proceeds from certain property sales being invested in cash and cash equivalents for the period of time prior to which such proceeds were reinvested.

General and administrative increased by $3.3 million, or 60.5 percent, for 2001 as compared to 2000. This increase is due primarily to bad debt expense of approximately $2.5 million in 2001, related to a lease breakage fee receivable from a former tenant deemed uncollectible, increased professional fees, mostly on account of costs for transactions not consummated, and increased payroll and related costs in 2001.

Depreciation and amortization decreased by $0.8 million, or 3.4 percent, for 2001 over 2000. Of this decrease, $1.5 million, or 6.3 percent, is attributable to the Same-Store Properties, and $0.5 million, or 2.1 percent, is due to the Dispositions, partially offset by an increase of $1.2 million, or 5.0 percent, due to the Acquired Properties.

Interest expense increased $1.9 million, or 7.4 percent, for 2001 as compared to 2000. This increase is due primarily to higher average outstanding debt balances in 2001 versus 2000, primarily as a result of Common Stock repurchases in late 2000 and early 2001 and, to a lesser extent, the replacement in early 2001 of short-term credit facility borrowings with long-term, higher, fixed rate debt.

The Operating Partnership incurred non-recurring charges of $27.9 million in 2000, as a result of costs associated with the termination of the Prentiss merger agreement (see Note 3 to the Financial Statements).

Income before realized gains and unrealized losses on disposition of rental property and minority interests increased to $43.0 million in 2001 from $16.6 million in 2000. The increase of approximately $26.4 million is due to the factors discussed above.

Net income available to common unitholders increased by $4.7 million, from $22.7 million in 2000 to $27.4 million in 2001. This increase was a result of an increase in income before realized gains and unrealized losses on disposition of rental property and minority interest of $26.4 million, which was partially offset by an unrealized loss on disposition of rental property in 2001 of $11.6 million, a gain on sale of rental property in 2000 of $10.0 million, and an increase in preferred unit distributions of $0.1 million in 2001.

       NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED
                               SEPTEMBER 30, 2000

                                                              Nine Months Ended
                                                                September 30,              Dollar         Percent
(DOLLARS IN THOUSANDS)                                         2001            2000        Change          Change
------------------------------------------------------- --------------- --------------- -------------- ---------------

REVENUE FROM RENTAL OPERATIONS:
Base rents                                                 $381,584        $367,270       $  14,314          3.9%
Escalations and recoveries from tenants                      42,136          45,058          (2,922)        (6.5)
Parking and other                                             8,016          12,984          (4,968)       (38.3)
------------------------------------------------------- --------------- --------------- -------------- ---------------
  Sub-total                                                 431,736         425,312           6,424          1.5

Equity in earnings of unconsolidated joint ventures           7,330           4,401           2,929         66.6
Interest income                                               1,770           2,537            (767)       (30.2)
------------------------------------------------------- --------------- --------------- -------------- ---------------
  Total revenues                                            440,836         432,250           8,586          2.0
------------------------------------------------------- --------------- --------------- -------------- ---------------
PROPERTY EXPENSES:
Real estate taxes                                            46,809          45,169           1,640          3.6
Utilities                                                    34,172          31,997           2,175          6.8
Operating services                                           51,901          51,419             482          0.9
------------------------------------------------------- --------------- --------------- -------------- ---------------
  Sub-total                                                 132,882         128,585           4,297          3.3

General and administrative                                   21,633          16,733           4,900         29.3
Depreciation and amortization                                67,964          68,447            (483)        (0.7)
Interest expense                                             84,692          79,123           5,569          7.0
Non-recurring charges                                            --          37,139         (37,139)      (100.0)
------------------------------------------------------- --------------- --------------- -------------- ---------------
  Total expenses                                            307,171         330,027         (22,856)        (6.9)
------------------------------------------------------- --------------- --------------- -------------- ---------------
Income before realized gains and unrealized losses
  on disposition of rental property and
  minority interest                                         133,665         102,223          31,442         30.8
Realized gains and unrealized losses on disposition
  of rental property, net                                    (9,677)         86,205         (95,882)      (111.2)
------------------------------------------------------- --------------- --------------- -------------- ---------------
Income before minority interest                             123,988         188,428         (64,440)       (34.2)
Minority interest in consolidated partially-owned
  properties                                                     --           5,072          (5,072)      (100.0)
------------------------------------------------------- --------------- --------------- -------------- ---------------
Net income                                                  123,988         183,356         (59,368)       (32.4)
Preferred unit distributions                                (11,701)        (11,562)           (139)         1.2
------------------------------------------------------- --------------- --------------- -------------- ---------------
Net income available to common unitholders                 $112,287       $ 171,794       $ (59,507)       (34.6)%
======================================================= =============== =============== ============== ===============

The following is a summary of the changes in revenue from rental operations and property expenses divided into Same-Store Properties, Acquired Properties and Dispositions (dollars in thousands):


                                         Total
                                 Operating Partnership Same-Store Properties  Acquired Properties   Dispositions
                                  ------------------------------------------  -------------------   ------------
                                    Dollar    Percent    Dollar     Percent    Dollar    Percent   Dollar   Percent
                                    Change    Change     Change     Change     Change    Change    Change    Change
--------------------------------------------------------------------------------------------------------------------

REVENUE FROM RENTAL OPERATIONS:
Base rents                         $14,314       3.9%   $10,428       2.8%     $20,595     5.6%  $(16,709)   (4.5)%
Escalations and recoveries
  from tenants                      (2,922)     (6.5)    (1,963)     (4.4)       1,593     3.6     (2,552)   (5.7)
Parking and other                   (4,968)    (38.3)    (4,527)    (34.9)         285     2.2       (726)   (5.6)
--------------------------------------------------------------------------------------------------------------------

Total                              $ 6,424       1.5%   $ 3,938       0.9%     $22,473     5.3%  $(19,987)   (4.7)%
====================================================================================================================

PROPERTY EXPENSES:
Real estate taxes                  $ 1,640       3.6%   $   401       0.9%     $ 2,795     6.1%  $ (1,556)   (3.4)%
Utilities                            2,175       6.8      1,903       5.9        1,799     5.7     (1,527)   (4.8)
Operating services                     482       0.9        716       1.4        3,062     5.9     (3,296)   (6.4)
--------------------------------------------------------------------------------------------------------------------

Total                              $ 4,297       3.3%   $ 3,020       2.3%     $ 7,656     6.0%   $ (6,379)  (5.0)%
====================================================================================================================

OTHER DATA:
Number of Consolidated Properties      260                  242                     18                 13
Square feet (in thousands)          27,188               24,964                  2,224              2,610

Base rents for the Same-Store Properties increased $10.4 million, or 2.8 percent, for 2001 as compared to 2000, due primarily to rental rate increases in 2001. Escalations and recoveries from tenants for the Same-Store Properties decreased $2.0 million, or 4.4 percent, for 2001 over 2000, due to the recovery of a decreased amount of total property expenses in 2001, as well as increased settle-up billings in 2000. Parking and other income for the Same-Store Properties decreased $4.5 million, or 34.9 percent, due primarily to fewer lease termination fees in 2001.

Real estate taxes on the Same-Store Properties increased $0.4 million, or 0.9 percent, for 2001 as compared to 2000, due primarily to property tax rate increases in certain municipalities in 2001, partially offset by lower assessments on certain properties in 2001. Utilities for the Same-Store Properties increased $1.9 million, or 5.9 percent, for 2001 as compared to 2000, due primarily to increased gas rates. Operating services for the Same-Store Properties increased $0.7 million, or 1.4 percent, due primarily to an increase in maintenance costs in 2001.

Equity in earnings of unconsolidated joint ventures increased $2.9 million, or
66.6 percent, for 2001 as compared to 2000. This is due primarily to properties developed by joint ventures being placed in service during 2000 and higher occupancies at certain properties, partially offset by the sale of a joint venture office property in 2001 (see Note 4 to the Financial Statements).

Interest income decreased $0.8 million, or 30.2 percent, for 2001 as compared to 2000. This decrease was due primarily to additional interest income in 2000 on investment of proceeds from the Dispositions in cash and cash equivalents for longer periods of time.

General and administrative increased by $4.9 million, or 29.3 percent, for 2001 as compared to 2000. This increase is due primarily to increased bad debt expense of approximately $2.5 million in 2001, related to a lease breakage fee receivable due from a former tenant deemed uncollectible, increased professional fees, mostly on account of costs for transactions not consummated, and increased payroll and related costs in 2001.

Depreciation and amortization decreased by $0.5 million, or 0.7 percent, for 2001 over 2000. Of this decrease, $2.2 million, or 3.3 percent, is due to the Same-Store Properties and $2.1 million, or 3.0 percent, attributable to the Dispositions, partially offset by an increase of $3.8 million, or 5.6 percent, due to the Acquired Properties.

Interest expense increased $5.7 million, or 7.0 percent, for 2001 as compared to 2000. This increase is due primarily to higher average outstanding debt balances in 2001 versus 2000, primarily as a result of Common Stock repurchases in late 2000 and early 2001 and, to a lesser extent, the replacement in early 2001 of short-term credit facility borrowings with long-term, higher, fixed rate debt.

Non-recurring charges of $37.1 million were incurred in 2000, as a result of costs associated with the termination of the Prentiss merger agreement (see Note 3 to the Financial Statements) in September 2000 and costs associated with the resignations of Brant Cali and John R. Cali (see Note 13 to Financial Statements) in June 2000.

Income before realized gains and unrealized losses on disposition of rental property and minority interests increased to $133.7 million in 2001 from $102.2 million in 2000. The increase of approximately $31.5 million is due to the factors discussed above.

Net income available to common unitholders decreased by $59.5 million, from $171.8 million in 2000 to $112.3 million in 2001. This decrease was a result of a gain on sale of rental property of $86.2 million in 2000, unrealized losses on disposition of rental property of $9.7 million in 2001 and an increase in preferred unit distributions of $0.2 million. This was partially offset by an increase in income before realized gains and unrealized losses on disposition of rental property and minority interests of $31.5 million, and a decrease in minority interest in consolidated partially-owned properties of $5.1 million in 2001.

LIQUIDITY AND CAPITAL RESOURCES

STATEMENT OF CASH FLOWS
During the nine months ended September 30, 2001, the Operating Partnership generated $188.1 million in cash flows from operating activities, and together with $695.6 million in borrowings from the Operating Partnership's senior unsecured notes, revolving credit facilities and additional mortgage financing, $124.1 million in proceeds from sales of rental property, $37.5 million in distributions received from unconsolidated joint ventures, $6.0 million in proceeds from repayment of a mortgage note receivable and $4.0 million in proceeds from stock options exercised used an aggregate of approximately $1.1 billion to acquire properties and land parcels and pay for other tenant and building improvements totaling $189.9 million, repay outstanding borrowings on its revolving credit facilities and other mortgage debt of $610.1 million, pay quarterly dividends and distributions of $130.0 million, invest $64.2 million in unconsolidated joint ventures, pay financing costs of $3.3 million, repurchase 915,300 shares of its outstanding common stock for $25.0 million, add $1.0 million to restricted cash and add $31.8 million to cash and cash equivalents.

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

Consistent with its strategy, in the fourth quarter 2000, the Operating Partnership started construction of a 980,000 square-foot office property, to be known as Plaza 5, at its Harborside Financial Center office complex in Jersey City, Hudson County, New Jersey, which is approximately 40 percent leased. The total cost of the project is currently projected to be approximately $260 million and is anticipated to be completed in late 2002. Additionally, in the fourth quarter 2000, the Operating Partnership, through a joint venture, started construction of a 575,000 square-foot office property, to be known as Plaza 10, on land owned by the joint venture located adjacent to the Operating Partnership's Harborside complex. The total cost of this project is currently projected to be approximately $140 million and is anticipated to be completed in late 2002. Plaza 10 is 100 percent pre-leased to Charles Schwab & Co. Inc. for a 15-year term. The lease agreement obligates the Operating Partnership, among other things, to deliver space to the tenant by required timelines and offers expansion options, at the tenant's election, to additional space in any adjacent Harborside projects. Such options may obligate the Operating Partnership to construct an additional building at Harborside if vacant space is not available in any of its existing Harborside properties. Should the Operating Partnership be unable to or choose not to provide such expansion space, the Operating Partnership could be liable to Schwab for its actual damages, in no event to exceed $15.0 million. The Operating Partnership expects to finance its funding requirements under both Plazas 5 and 10 projects primarily through drawing on its revolving credit facility.

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

On September 13, 2000, the Board of Directors authorized an increase to the Repurchase Program under which the Corporation is permitted to purchase up to an additional $150.0 million of the Corporation's outstanding common stock above the $52.6 million that had previously been purchased. From that date through October 31, 2001, the Corporation purchased for constructive retirement 2.9 million shares of its outstanding common stock for an aggregate cost of approximately $80.5 million under the Repurchase Program. The Corporation has authorization to repurchase up to an additional $69.5 million of its outstanding common stock which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

As of September 30, 2001, the Operating Partnership's total indebtedness of $1.7 billion (weighted average interest rate of 7.19 percent) was comprised of $105.2 million of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 4.27 percent) and fixed rate debt of $1.6 billion (weighted average rate of 7.39 percent).

As of September 30, 2001, the Operating Partnership had outstanding borrowings of $73.0 million under its 2000 Unsecured Facility (with aggregate borrowing capacity of $800.0 million). The interest rate on outstanding borrowings under the 2000 Unsecured Facility is currently LIBOR plus 80 basis points. The Operating Partnership may instead elect an interest rate representing the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points. The 2000 Unsecured Facility also requires a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears. In the event of a change in the Operating Partnership's unsecured debt rating, the interest and facility fee rate will be changed on a sliding scale. Subject to certain conditions, the Operating Partnership has the ability to increase the borrowing capacity of the 2000 Unsecured Facility up to $1.0 billion. The 2000 Unsecured Facility matures in June 2003, with an extension option of one year, which would require a payment of 25 basis points of the then borrowing capacity of the credit line upon exercise. The Operating Partnership believes that the 2000 Unsecured Facility is sufficient to meet its revolving credit facility needs.

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

On May 18, 2001, the Operating Partnership obtained $70.0 million in additional mortgage financing secured by Harborside Financial Center Plazas 2 and 3 from the existing lender. The 7.42 percent interest only financing matures concurrent with the existing financing on January 1, 2006. The total financing secured by Harborside Financial Center Plazas 2 and 3 of $162.9 million at September 30, 2001, has a weighted average interest rate of 7.36 percent. Proceeds from the financing were used to pay down the outstanding borrowings on the 2000 Unsecured Facility.

As of September 30, 2001, the Operating Partnership had 236 unencumbered properties, totaling 21.0 million square feet, representing 77.3 percent of the Operating Partnership's total portfolio on a square footage basis.

The Operating Partnership and Corporation have an effective shelf registration statement with the SEC for an aggregate amount of $2.0 billion in equity securities of the Operating Partnership. The Operating Partnership and Corporation also have an effective shelf registration statement with the SEC for an aggregate of $2.0 billion in debt securities, preferred stock and preferred stock represented by depositary shares, under which the Operating Partnership has issued an aggregate of $1.1 billion of unsecured debt.

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

The Operating Partnership expects to meet its short-term liquidity requirements generally through its working capital, net cash provided by operating activities and from the 2000 Unsecured Facility. The Operating Partnership frequently examines potential property acquisitions and construction projects and, at any given time, one or more of such acquisitions or construction projects may be under consideration. Accordingly, the ability to fund property acquisitions and construction projects is a major part of the Operating Partnership's financing requirements. The Operating Partnership expects to meet its financing requirements through funds generated from operating activities, proceeds from property sales, long-term or short-term borrowings (including draws on the Operating Partnership's revolving credit facilities) and the issuance of additional debt or equity securities.

As of September 30, 2001, the Operating Partnership classified 42 properties with an aggregate net book value of $422.7 million as held for sale. The Operating Partnership is currently in various stages of contract negotiations for the sale of certain of the properties. Substantially all of the properties are unencumbered. The sale of one or more of these assets will enhance the Operating Partnership's short-term liquidity although there is no assurance when and if any sales will occur or, if they occur, how much proceeds the Operating Partnership will realize.

As of September 30, 2001, the Operating Partnership's total debt had a weighted average term to maturity of approximately 5.1 years. The Operating Partnership does not intend to reserve funds to retire the Operating Partnership's unsecured corporate debt or its mortgages and loans payable upon maturity. Instead, the Operating Partnership will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities. The Operating Partnership is reviewing various refinancing options, including the issuance of additional unsecured debt, preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during 2001. The Operating Partnership anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Operating Partnership's capital and liquidity needs both in the short and long-term. However, if these sources of funds are insufficient or unavailable, the Operating Partnership's ability to make the expected distributions discussed below may be adversely affected.

To maintain its qualification as a REIT, the Corporation must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. Moreover, the Corporation intends to continue to make regular quarterly distributions to its stockholders which, based upon current policy, in the aggregate would equal approximately $139.1 million on an annualized basis. However, any such distribution, whether for federal income tax purposes or otherwise, would only be paid out of available cash after meeting both operating requirements and scheduled debt service on mortgages and loans payable.

FUNDS FROM OPERATIONS

The Operating Partnership considers funds from operations ("FFO"), after adjustment for straight-lining of rents and non-recurring charges, one measure of REIT performance. Funds from operations is defined as net income (loss) before minority interest of unitholders, computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring, other extraordinary items, and realized gains and unrealized losses on disposition of depreciable rental property, plus real estate-related depreciation and amortization. Funds from operations should not be considered as an alternative to net income as an indication of the Operating Partnership's performance or to cash flows as a measure of liquidity. Funds from operations presented herein is not necessarily comparable to funds from operations presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Operating Partnership's funds from operations is comparable to the funds from operations of real estate companies that use the current definition of the National Association of Real Estate Investment Trusts ("NAREIT"), after the adjustment for straight-lining of rents and non-recurring charges.

Funds from operations for the three and nine month periods ended September 30, 2001 and 2000, as calculated in accordance with NAREIT's definition as published in October 1999, after adjustment for straight-lining of rents and non-recurring charges, are summarized in the following table (IN THOUSANDS):


                                                                 Three Months                     Nine Months
                                                              Ended September 30,             Ended September 30,
                                                                2001          2000             2001              2000
------------------------------------------------------- --------------- --------------- ---------------- ---------------

Income before realized gains and unrealized losses
     on disposition of rental property and
     minority interests                                     $42,979         $16,637        $133,665        $  102,223
Add:     Real estate-related depreciation and
           amortization (1)                                  23,179          23,920          70,250            70,072
         Gain on sale of land                                    --              --              --             2,248
         Non-recurring charges                                   --          27,911              --            37,139
Deduct:  Rental income adjustment for
           straight-lining of rents (2)                      (1,830)         (3,484)         (9,692)           (9,074)
         Minority interests:
           partially-owned properties                            --              --              --            (5,072)
------------------------------------------------------- --------------- --------------- ---------------- ---------------
Funds from operations, after adjustment
     for straight-lining of rents and non-recurring
     charges                                                 64,328          64,984         194,223           197,536
Deduct:  Distributions to preferred unitholders              (3,943)         (3,928)        (11,701)          (11,562)
------------------------------------------------------- --------------- --------------- ---------------- ---------------
Funds from operations, after adjustment for
     straight-lining of rents and non-recurring
     charges, after distributions to preferred
     unitholders                                            $60,385         $61,056        $182,522        $  185,974
======================================================= =============== =============== ================ ===============
Cash flows provided by operating activities                                                $188,148        $  128,233
Cash flows (used in) provided by investing activities                                      $(87,526)       $   55,157
Cash flows used in financing activities                                                    $(68,835)       $ (181,471)
------------------------------------------------------- --------------- --------------- ---------------- ---------------
Basic weighted averages units
     outstanding (3)                                         64,084          66,729          64,440            66,595
------------------------------------------------------- --------------- --------------- ---------------- ---------------
Diluted weighted average units
     outstanding (3)                                         70,762          73,353          71,050            73,276
------------------------------------------------------- --------------- --------------- ---------------- ---------------

(1) Includes the Operating Partnership's share from unconsolidated joint ventures of $863 and $784 for the three months ended September 30, 2001 and 2000, respectively, and $2,906 and $2,204 for the nine months ended September 30, 2001 and 2000, respectively.
(2) Includes the Operating Partnership's share from unconsolidated joint ventures of $62 and $36 for the three months ended September 30, 2001 and 2000, respectively, and $64 and $18 for the nine months ended September 30, 2001 and 2000, respectively.
(3)  See calculations for the amounts presented in the following reconciliation.

The following schedule reconciles the Operating Partnership's basic weighted average shares to the basic and diluted weighted average shares/units presented above:


                                                                   Three Months                    Nine Months
                                                               Ended September 30,             Ended September 30,
                                                               2001            2000           2001            2000
------------------------------------------------------- --------------- --------------- -------------- ---------------

Basic weighted average units:                                64,084          66,729           64,440         66,595
Add: Weighted average preferred units
      (after conversion to common units)                      6,359           6,439            6,359          6,504
Stock options                                                   319             185              251            177
------------------------------------------------------- --------------- --------------- -------------- ---------------

Diluted weighted average units:                              70,762          73,353           71,050         73,276
======================================================= =============== =============== ============== ===============

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

Approximately $1.6 billion of the Operating Partnership's long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of September 30, 2001 ranged from LIBOR plus 65 basis points to LIBOR plus 80 basis points.

SEPTEMBER 30, 2001

DEBT,                        10/1/01 -
INCLUDING CURRENT PORTION     12/31/01      2002        2003       2004       2005   THEREAFTER        TOTAL   FAIR VALUE
-------------------------     --------      ----        ----       ----       ----   ----------        -----   ----------

Fixed Rate                        $767    $3,260    $195,500   $312,110   $254,598     $843,005   $1,609,240   $1,672,080

Average Interest Rate            7.70%     7.72%       7.30%      7.34%      7.13%        7.41%        7.39%

Variable Rate                                        $73,000                            $32,178    $ 105,178    $ 105,178

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

                             MACK-CALI REALTY, L.P.

                                ITEM 6 - EXHIBITS

(a)      Exhibits

         The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed:

         EXHIBIT
         NUMBER   EXHIBIT TITLE
         -------  -------------

         3.1 Restated Charter of Mack-Cali Realty Corporation dated June 11, 2001 (filed as Exhibit 3.1 to the Operating Partnership's Form 10-Q dated June 30, 2001 and incorporated herein by reference).

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

         EXHIBIT
         NUMBER   EXHIBIT TITLE

         *10.19 Agreement of Sale and Acquisition of Beneficial and Equitable Ownership Interests in Real Property dated September 13, 2001, between Clearbrook Road Associates L.L.C., a New York limited liability company, and Mack-Cali Realty, L.P., a Delaware limited partnership.

         *10.20 Agreement of Sale and Acquisition of Beneficial and Equitable Ownership Interests in Real Property dated September 13, 2001, between Robert Martin Company, L.L.C., a New York limited liability company, and Clearbrook Road Associates L.L.C., a New York limited liability company.

         *10.21 Purchase Agreement dated August 16, 2001, by and between the Board of Governors of the Federal Reserve System and M-C Capitol Associates L.L.C., a Delaware limited liability company.


(b)      Reports on Form 8-K

         The Operating Partnership did not file a Current Report on Form 8-K during the third quarter of 2001.

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



                                               MACK-CALI REALTY, L.P.
                                               ---------------------------------
                                               (Registrant)
                                               By: Mack-Cali Realty Corporation,
                                                   its General Partner

Date: November 13, 2001                  By:    /S/ MITCHELL E. HERSH
                                                --------------------------------
                                                Mitchell E. Hersh
                                                Chief Executive Officer


Date: November 13, 2001                  By:    /S/ BARRY LEFKOWITZ
                                                --------------------------------
                                                Barry Lefkowitz
                                                Executive Vice President &
                                                Chief Financial Officer