Form 10-K405
period 2001-12-31
MACK CALI REALTY L P
filed 2002-03-07
CIK 1067063

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. |X|

      LOCATION OF EXHIBIT INDEX: The index of exhibits is contained in Part IV herein on page number 60.

      DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Mack-Cali Realty Corporation's definitive proxy statement to be issued in conjunction with the Mack-Cali Realty Corporation's annual meeting of shareholders to be held on May 14, 2002 are incorporated by reference in Part III of this Form 10-K.

                                TABLE OF CONTENTS
                                    FORM 10-K

PART I                                                                  PAGE NO.
                                                                        --------

   Item 1  Business ........................................................   3
   Item 2  Properties.......................................................  15
   Item 3  Legal Proceedings................................................  46
   Item 4  Submission of Matters to a Vote of Security Holders..............  46

PART II

   Item 5  Market for Registrant's Common Equity and Related Stockholder
                Matters.....................................................  46
   Item 6  Selected Financial Data..........................................  47
   Item 7  Management's Discussion and Analysis of Financial Condition
                and Results of Operations...................................  48
   Item 7a Quantitative and Qualitative Disclosures About Market Risk.......  59
   Item 8  Financial Statements and Supplementary Data......................  59
   Item 9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................  59

PART III

   Item 10 Directors and Executive Officers of the Registrant...............  60
   Item 11 Executive Compensation...........................................  60
   Item 12 Security Ownership of Certain Beneficial Owners and Management...  60
   Item 13 Certain Relationships and Related Transactions...................  60

PART IV

   Item 14 Exhibits, Financial Statements, Schedules and Reports
                on Form 8-K.................................................  60

                                     PART I

ITEM 1. BUSINESS

GENERAL

Mack-Cali Realty, L.P., a Delaware limited partnership (together with its subsidiaries, the "Operating Partnership"), is a majority-owned subsidiary of Mack-Cali Realty Corporation, a Maryland corporation (the "Corporation"). The Operating Partnership owns and operates a real estate portfolio comprised predominantly of Class A office and office/flex properties located primarily in the Northeast. The Operating Partnership performs substantially all commercial real estate leasing, management, acquisition, development and construction services on an in-house basis. The Operating Partnership was formed on May 31, 1994. The Operating Partnership's executive offices are located at 11 Commerce Drive, Cranford, New Jersey 07016, and its telephone number is (908) 272-8000. The Corporation has an internet website at www.mack-cali.com.

As of December 31, 2001, the Operating Partnership owned or had interests in 267 properties, aggregating approximately 28.4 million square feet (collectively, the "Properties"), plus developable land. The Properties are comprised of: (a) 259 wholly-owned or Operating Partnership controlled properties consisting of 153 office buildings and 94 office/flex buildings totaling approximately 26.6 million square feet, six industrial/warehouse buildings totaling approximately 387,400 square feet, one multi-family residential complex consisting of 124 units, two stand-alone retail properties and three land leases (collectively, the "Consolidated Properties"); and (b) seven office buildings and one office/flex building aggregating 1.4 million square feet, owned by unconsolidated joint ventures in which the Operating Partnership has investment interests. Unless otherwise indicated, all references to square feet represent net rentable area. As of December 31, 2001, the office, office/flex and industrial/warehouse properties included in the Consolidated Properties (excluding development properties in service for less than 12 months) were 94.6 percent leased to approximately 2,300 tenants. See Item 2: Properties. The Properties are located in 10 states, primarily in the Northeast, and the District of Columbia.

The general partner of the Operating Partnership is the Corporation, which has elected to be treated and operated so as to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. The common stock, par value $0.01 (the "Common Stock") of the Corporation is listed on the New York Stock Exchange and the Pacific Exchange under the symbol "CLI." Substantially all of the Corporation's interests in the Properties are held through, and its operations are conducted through, the Operating Partnership, or through entities controlled by the Operating Partnership. As of February 14, 2002, 56,923,090 shares of Common Stock were outstanding. Also, as of February 14, 2002, the Corporation owned a 79.8 percent general partnership interest in the Operating Partnership, assuming conversion of all preferred limited partnership units of the Operating Partnership into common limited partnership units. Without giving effect to the preferred limited partnership units of the Operating Partnership, the Corporation would own an 87.7 percent general partnership interest in the Operating Partnership. As used herein, the term "Units" refers to common limited partnership interests in the Operating Partnership. Units are redeemable for an equal number of shares of Common Stock or cash.

The Operating Partnership's strategy has been to focus its operations, acquisition and development of office properties in markets and sub-markets where it believes it is, or can become, a significant and preferred owner and operator. The Operating Partnership will continue this strategy by expanding, through acquisitions and/or development in Northeast markets and sub-markets where it has, or can achieve, similar status. The Operating Partnership believes that its Properties have excellent locations and access and are well-maintained and professionally managed. As a result, the Operating Partnership believes that its Properties attract high quality tenants and achieve among the highest rental, occupancy and tenant retention rates within their markets. The Operating Partnership also believes that its extensive market knowledge provides it with a significant competitive advantage which is further enhanced by its strong reputation for, and emphasis on, delivering highly responsive, professional management services. See "Business Strategies".

The Operating Partnership's executive officers have been employed by the Corporation and/or its predecessor companies for an average of approximately 14 years.

BUSINESS STRATEGIES

OPERATIONS

REPUTATION: The Operating Partnership has established a reputation as a highly-regarded landlord with an emphasis on delivering quality tenant services in buildings it owns and/or manages. The Operating Partnership believes that its continued success depends in part on enhancing its reputation as an operator of choice, which will facilitate the retention of current tenants and the attraction of new tenants. The Operating Partnership believes it provides a superior level of service to its tenants, which should in turn allow the Operating Partnership to outperform the market with respect to occupancy rates, as well as improve tenant retention.

COMMUNICATION WITH TENANTS: The Operating Partnership emphasizes frequent communication with tenants to ensure first-class service to the Properties. Property managers generally are located on site at the Properties to provide convenient access to management and to ensure that the Properties are well-maintained. Property management's primary responsibility is to ensure that buildings are operated at peak efficiency in order to meet both the Operating Partnership's and tenants' needs and expectations. Property managers additionally budget and oversee capital improvements and building system upgrades to enhance the Properties' competitive advantages in their markets and to maintain the quality of the Operating Partnership's properties.

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

GROWTH

The Operating Partnership plans to continue to own and operate a portfolio of properties in high-barrier-to-entry markets, with a primary focus in the Northeast. The Operating Partnership's primary objectives are to maximize funds from operations and to enhance the value of its portfolio through effective management, acquisition, development and property sales strategies, as follows:

INTERNAL GROWTH: The Operating Partnership seeks to maximize the value of its existing portfolio through implementing operating strategies designed to produce increased effective rental and occupancy rates and decreased tenant installation costs. The Operating Partnership continues to pursue internal growth through re-leasing space at higher effective rents with contractual rent increases and developing or redeveloping space for its diverse base of high credit tenants, including IBM Corporation, Nabisco Inc. and Allstate Insurance Company. In addition, the Operating Partnership seeks economies of scale through volume discounts to take advantage of its size and dominance in particular sub-markets, and operating efficiencies through the use of in-house management, leasing, marketing, financing, accounting, legal, development and construction services.

ACQUISITIONS: The Operating Partnership also believes that growth opportunities exist through acquiring operating properties or properties for redevelopment with attractive returns in its core Northeast sub-markets where, based on its expertise in leasing, managing and operating properties, it believes it is, or can become, a significant and preferred owner and operator. The Operating Partnership intends to acquire, invest in or redevelop additional properties that: (i) provide attractive initial yields with potential for growth in cash flow from operations; (ii) are well-located, of high quality and competitive in their respective sub-markets; (iii) are located in its existing sub-markets or in sub-markets in which the Operating Partnership can become a significant and preferred owner and operator; and (iv) have been under-managed or are otherwise capable of improved performance through intensive management, capital improvements and/or leasing that should result in increased occupancy and rental revenues.

DEVELOPMENT: The Operating Partnership seeks to selectively develop additional properties where it believes such development will result in a favorable risk-adjusted return on investment in coordination with the above operating strategies. Such development primarily will occur: (i) when leases have been executed prior to construction; (ii) in stable core Northeast sub-markets where the demand for such space exceeds available supply; and (iii) where the Operating Partnership is, or can become, a significant and preferred owner and operator.

The Operating Partnership, directly or through joint ventures, is underway on the construction of six office and office/flex buildings. The most significant of this development activity is currently at the Operating Partnership's Harborside Financial Center office complex in Jersey City, New Jersey. Three of the six properties currently under construction are located at the complex and consist of two office towers, aggregating approximately 1.6 million square feet, and a 350-room Hyatt Regency hotel. See "Liquidity and Capital Resources - Capitalization."

PROPERTY SALES: The Operating Partnership plans to sell substantially all of its properties located in the Southwestern and Western regions, using such proceeds primarily to invest in property acquisitions and development projects in its core Northeast markets. Additionally, while management's principal intention is to own and operate its properties on a long-term basis, it is constantly assessing the attributes of each of its properties, with a particular focus on the supply and demand fundamentals of the sub-markets in which they are located. Based on these ongoing assessments, the Operating Partnership may, from time to time, decide to sell any of its properties.

FINANCIAL

The Operating Partnership currently intends to maintain a ratio of debt-to-undepreciated assets (total debt of the Operating Partnership as a percentage of total undepreciated assets) of approximately 50 percent or less. As of December 31, 2001, the Operating Partnership's total debt constituted approximately 41.5 percent of total undepreciated assets of the Operating Partnership. The Operating Partnership has three investment grade credit ratings. Standard & Poor's Rating Services ("S&P") and Fitch, Inc. ("Fitch") have each assigned their BBB rating to existing and prospective senior unsecured debt of the Operating Partnership. S&P and Fitch have also assigned their BBB-rating to prospective preferred stock offerings of the Corporation. Moody's Investors Service ("Moody's") has assigned its Baa3 rating to existing and prospective senior unsecured debt of the Operating Partnership and its Ba1 rating to prospective preferred stock offerings of the Corporation. Although there is no limit in the Operating Partnership's organizational documents on the amount of indebtedness that the Operating Partnership may incur or the requirement for maintenance of investment grade credit ratings, the Operating Partnership has entered into certain financial agreements which contain covenants that limit the Operating Partnership's ability to incur indebtedness under certain circumstances. The Operating Partnership intends to conduct its operations so as to best be able to maintain its investment grade rated status. The Operating Partnership intends to utilize the most appropriate sources of capital for future acquisitions, development, capital improvements and other investments, which may include funds from operating activities, proceeds from property sales, short-term and long-term borrowings (including draws on the Operating Partnership's revolving credit facility), and the issuance of additional debt or equity securities.

EMPLOYEES

As of December 31, 2001, the Operating Partnership had no employees. The Corporation had approximately 380 employees.

COMPETITION

The leasing of real estate is highly competitive. The Properties compete for tenants with lessors and developers of similar properties located in their respective markets primarily on the basis of location, rent charged, services provided, and the design and condition of the Properties. The Operating Partnership also experiences competition when attempting to acquire or dispose of real estate, including competition from domestic and foreign financial institutions, other REITs, life insurance companies, pension trusts, trust funds, partnerships and individual investors.

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

RECENT DEVELOPMENTS

In September 2001, the Operating Partnership increased its quarterly common unit distribution by 1.6 percent, commencing with the distribution with respect to the third quarter of 2001, from $0.61 per common unit ($2.44 per common unit on an annualized basis) to $0.62 per common unit ($2.48 per common unit on an annualized basis). The Operating Partnership declared a cash common unit distribution of $0.62 per common unit on December 18, 2001 to unitholders of record as of January 4, 2002, with respect to the fourth quarter of 2001. The distributions were paid on January 22, 2002.

In 2001, the Operating Partnership:

      o     acquired ten office and office/flex properties aggregating 901,888 square feet at a total cost of approximately $96.6 million;
      o     placed in service two office properties aggregating 405,254 square feet at a total cost of approximately $82.3 million;
      o acquired two developable land parcels at a total cost of approximately $3.7 million; and
      o sold seven office properties aggregating 1,021,823 square feet, a multi-family residential property and a vacant pier for aggregate net sales proceeds of approximately $164.1 million.

Additionally, in 2001, the Operating Partnership, through unconsolidated joint ventures, placed in service a 369,682 square foot office property; and sold two office properties, aggregating 372,926 square feet, for aggregate net sales proceeds of approximately $84.5 million. See Note 4 to the Financial Statements for further information regarding joint venture activity.

OPERATING PROPERTY ACQUISITIONS

The Operating Partnership acquired the following operating properties during the year ended December 31, 2001:

----------------------------------------------------------------------------------------------------------------------
                                                                                                         Investment by
                                                                                                             Operating
                                                                                                           Partnership
Acquisition                                                                        # of       Rentable             (a)
Date            Property/Portfolio Name       Location                           Bldgs.    Square Feet  (IN THOUSANDS)
----------------------------------------------------------------------------------------------------------------------
OFFICE:
4/6/01          4 & 6 Campus Drive            Parsippany, Morris County, NJ           2        295,766         $48,404
11/6/01         9 Campus Drive(b)             Parsippany, Morris County, NJ           1        156,495          15,073
----------------------------------------------------------------------------------------------------------------------

Total Office Property Acquisitions:                                                   3        452,261         $63,477
----------------------------------------------------------------------------------------------------------------------

OFFICE/FLEX:
2/14/01          31 & 41 Twosome Drive        Moorestown, Burlington County, NJ       2        127,250         $ 7,155
4/27/01          1245 & 1247 N. Church St,
                   2 Twosome Drive            Moorestown, Burlington County, NJ       3        154,200          11,083
8/3/01           5 & 6 Skyline Drive(c)       Hawthorne, Westchester County, NY       2        168,177          14,846
----------------------------------------------------------------------------------------------------------------------

Total Office/Flex Property Acquisitions:                                              7        449,627         $33,084
----------------------------------------------------------------------------------------------------------------------

Total Operating Property Acquisitions:                                               10        901,888         $96,561
======================================================================================================================

(a) Transactions were funded primarily through borrowings on the Operating Partnership's revolving credit facility, from net proceeds received in the sale or sales of rental property, and/or from the Operating Partnership's cash reserves.
(b) The Operating Partnership acquired the remaining 50 percent interest in this property from an unconsolidated joint venture. Investment by Operating Partnership represents the net cost of acquiring the remaining interest.
(c)   The property was acquired from an entity whose principals include Timothy
      M. Jones, Robert F. Weinberg and Martin S. Berger, each of whom are affiliated with the Operating Partnership as the President of the Corporation, a current member of the Board of Directors and a former member of the Board of Directors of the Corporation, respectively. See
      Note 19 to the Financial Statements.

PROPERTIES PLACED IN SERVICE

The Operating Partnership placed in service the following properties during the year ended December 31, 2001:

--------------------------------------------------------------------------------------------------------------------
                                                                                                       Investment by
                                                                                                           Operating
Date Placed                                                                       # of     Rentable   Partnership(a)
in Service       Property/Portfolio Name      Location                          Bldgs.  Square Feet   (IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------------
OFFICE:
1/15/01          105 Eisenhower Parkway       Roseland, Essex County, NJ             1      220,000          $47,328
3/1/01           8181 East Tufts Avenue       Denver, Denver County, CO              1      185,254           34,993
--------------------------------------------------------------------------------------------------------------------

Total Properties Placed in Service                                                   2      405,254          $82,321
====================================================================================================================

(a) Development costs were funded primarily through draws on the Operating Partnership's revolving credit facility.

LAND ACQUISITIONS

On January 5, 2001, the Operating Partnership acquired approximately 7.1 acres of developable land located in Littleton, Arapahoe County, Colorado, for approximately $2.7 million. When the Operating Partnership had committed itself to acquire the land, the Operating Partnership had intended to develop the site consistent with its then business strategy. Due to a change in the Operating Partnership's strategy, this land is currently held for sale (see Note 7 to the Financial Statements).

On September 13, 2001, the Operating Partnership acquired approximately 5.0 acres of developable land located in Elmsford, Westchester County, New York. The land was acquired for approximately $1.0 million from an entity whose principals include Timothy M. Jones, Robert F. Weinberg and Martin S. Berger, each of whom are affiliated with the Corporation as the President of the Operating Partnership, a current member of the Board of Directors and a former member of the Board of Directors of the Corporation, respectively. The Operating Partnership has commenced construction of a fully pre-leased 33,000 square-foot office/flex building on the acquired land.

PROPERTY SALES

The Operating Partnership sold the following properties during the year ended December 31, 2001:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                            Net Sales       Net Book        Realized
Sale                                                                 # of     Rentable       Proceeds          Value     Gain/(Loss)
Date      Property Name            Location                        Bldgs.  Square Feet (IN THOUSANDS) (IN THOUSANDS)  (IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------------
OFFICE:
6/1/01    1777 N.E. Loop 410       San Antonio, Bexar County, TX        1      256,137       $ 21,313       $ 16,703        $ 4,610
6/15/01   14511 Falling Creek      Houston, Harris County, TX           1       70,999          2,982          2,458            524
7/17/01   8214 Westchester         Dallas, Dallas County, TX            1       95,509          8,966          8,465            501
8/1/01    2600 Westown Parkway     West Des Moines, Polk County, IA     1       72,265          5,165          5,570           (405)
9/26/01   1709 New York Ave, NW    Washington, DC                       1      166,000         65,151         50,640         14,511
11/14/01  200 Concord Plaza Drive  San Antonio, Bexar County, TX        1      248,700         30,927         32,609         (1,682)
12/21/01  5225 Katy Freeway        Houston, Harris County, TX           1      112,213          6,887          7,393           (506)

RESIDENTIAL:
6/21/01   Tenby Chase Apartments   Delran, Burlington County, NJ        1    327 units         19,336          2,399         16,937

OTHER:
4/3/01    North Pier-Harborside(a) Jersey City, Hudson County, NJ      --          n/a          3,357          2,918            439
------------------------------------------------------------------------------------------------------------------------------------

Totals:                                                                 8    1,021,823       $164,084       $129,155        $34,929
====================================================================================================================================

(a) Net sales proceeds consisted of $1,330 in cash and $2,027 of a note receivable due in 2002.

In January 2002, the Operating Partnership sold 25 Martine Avenue, a 124-unit multi-family residential property located in White Plains, Westchester County, New York, for net sales proceeds of approximately $17.8 million, which resulted in a gain of approximately $7.3 million.

FINANCING ACTIVITY

ISSUANCES OF SENIOR UNSECURED NOTES

On January 29, 2001, the Operating Partnership issued $300.0 million face amount of 7.75 percent senior unsecured notes due February 15, 2011 with interest payable semi-annually in arrears. The total proceeds from the issuance (net of selling commissions and discount) of approximately $296.3 million were used to pay down outstanding borrowings under the 2000 Unsecured Facility (see Note 8 to the Financial Statements). The senior unsecured notes were issued at a discount of approximately $1.7 million.

MORTGAGE FINANCING

On May 18, 2001, the Operating Partnership obtained an additional $70.0 million in proceeds from Northwestern Mutual Life Insurance Operating Partnership and Principal Capital Management, LLC on a mortgage loan secured by Harborside Financial Center Plazas 2 and 3. The mortgage on Plazas 2 and 3, with a balance of $162.0 million at December 31, 2001, bears interest at a weighted average fixed rate of 7.36 percent and matures in January 2006. Proceeds from the financing were used to pay down outstanding borrowings on the Operating Partnership's revolving credit facility.

STOCK REPURCHASES

On September 13, 2000, the Board of Directors authorized an increase to the Corporation's repurchase program under which the Corporation is permitted to purchase up to an additional $150.0 million of the Corporation's outstanding common stock ("Repurchase Program"). From that date through February 14, 2002, the Corporation purchased for constructive retirement under the Repurchase Program 3.3 million shares of its outstanding common stock for an aggregate cost of approximately $91.1 million, of which 1.3 million shares were repurchased in 2001 for a total cost of $35.4 million. Concurrent with these purchases, the Corporation sold to the Operating Partnership 3.3 million common units for approximately $91.1 million. As a result, the Corporation has a remaining authorization to repurchase up to an additional $58.9 million of its outstanding common stock, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

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

The current economic downturn has resulted in a receding real estate market, the relocation of companies and an uncertain economic future for many businesses. We are uncertain how long the current downturn will last. The terrorist attacks on September 11, 2001 in New York and Washington, D.C. (and the uncertainty as to whether there may be more) may exacerbate this downturn or cause it to linger and may also result in increases in certain of our expenses for items such as security. The current economic downturn and the events of September 11 may also be having a negative economic impact on most industries, including securities, insurance services, telecommunications and computer systems and other technology, businesses in which many of our tenants are involved. Such economic impact may cause our tenants to have difficulty or be unable to meet their obligations to us.

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

OUR INSURANCE COVERAGE ON OUR PROPERTIES MAY BE INADEQUATE: We currently carry comprehensive insurance on all of our properties, including insurance for liability, fire and flood. Our existing insurance policies expire in April 2002. As a consequence of the September 11, 2001 terrorist attacks, we may be unable to renew or duplicate our current insurance coverage in adequate amounts or at reasonable prices. In addition, insurance companies may no longer offer coverage against certain types of losses, such as losses due to terrorist acts and toxic mold, or, if offered, these types of insurance may be prohibitively expensive. If any or all of the foregoing should occur, we may not have insurance coverage against certain types of losses and/or there may be decreases in the limits of insurance available. Should an uninsured loss or a loss in excess of our insured limits occur, we could lose all or a portion of the capital we have invested in a property or properties, as well as the anticipated future revenue from the property or properties. Nevertheless, we might remain obligated for any mortgage debt or other financial obligations related to the property or properties. We cannot guarantee that material losses in excess of insurance proceeds will not occur in the future. If any of our properties were to experience a catastrophic loss, it could seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Such events could adversely affect our ability to make distributions or payments to our investors.

ILLIQUIDITY OF REAL ESTATE LIMITS OUR ABILITY TO ACT QUICKLY: Real estate investments are relatively illiquid. Such illiquidity may limit our ability to react quickly in response to changes in economic and other conditions. If we want to sell an investment, we might not be able to dispose of that investment in the time period we desire, and the sales price of that investment might not recoup or exceed the amount of our investment. The prohibition in the Internal Revenue Code of 1986, as amended, and related regulations on a real estate investment trust holding property for sale also may restrict our ability to sell property. In addition, we acquired a significant number of our properties from individuals to whom we issued limited partnership units as part of the purchase price. In connection with the acquisition of these properties, in order to preserve such individual's tax deferral, we contractually agreed not to sell or otherwise transfer the properties for a specified period of time, subject to certain exceptions. As of December 31, 2001, 141 of our properties, with an aggregate net book value of approximately $1.9 billion, were subject to these restrictions. The above limitations on our ability to sell our investments could adversely affect our ability to make distributions or payments to our investors.

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

ENVIRONMENTAL PROBLEMS ARE POSSIBLE AND MAY BE COSTLY: Various federal, state and local laws and regulations subject property owners or operators to liability for the costs of removal or remediation of certain hazardous or toxic substances located on or in the property. These laws often impose liability without regard to whether the owner or operator was responsible for or even knew of the presence of such substances. The presence of or failure to properly remediate hazardous or toxic substances (such as toxic mold) may adversely affect our ability to rent, sell or borrow against contaminated property. Various laws and regulations also impose liability on persons who arrange for the disposal or treatment of hazardous or toxic substances at another location for the costs of removal or remediation of such substances at the disposal or treatment facility. These laws often impose liability whether or not the person arranging for such disposal ever owned or operated the disposal facility. Certain other environmental laws and regulations impose liability on owners or operators of property for injuries relating to the release of asbestos-containing materials into the air. As owners and operators of property and as potential arrangers for hazardous substance disposal, we may be liable under such laws and regulations for removal or remediation costs, governmental penalties, property damage, personal injuries and related expenses. Payment of such costs and expenses could adversely affect our ability to make distributions or payments to our investors.

COMPETITION FOR ACQUISITIONS MAY RESULT IN INCREASED PRICES FOR PROPERTIES: We plan to acquire additional properties in New Jersey, New York and Pennsylvania and in the Northeast generally. We may be competing for investment opportunities with entities that have greater financial resources. Several office building developers and real estate companies may compete with us in seeking properties for acquisition, land for development and prospective tenants. Such competition may adversely affect our ability to make distributions or payments to our investors by:

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

PROPERTY OWNERSHIP THROUGH JOINT VENTURES COULD SUBJECT US TO THE CONTRARY BUSINESS OBJECTIVES OF OUR CO-VENTURERS: We, from time to time, invest in joint ventures or partnerships in which we do not hold a controlling interest. These investments involve risks that do not exist with properties in which we own a controlling interest, including the possibility that our co-venturers or partners may, at any time, have business, economic or other objectives that are inconsistent with our objectives. Because we lack a controlling interest, our co-venturers or partners may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives. While we seek protective rights against such company action, there can be no assurance that we will be successful in procuring any such protective rights, or if procured, that the rights will be sufficient to fully protect us against contrary actions. Our organizational documents do not limit the amount of available funds that we may invest in joint ventures or partnerships. If the objectives of our co-venturers or partners are inconsistent with ours, it may adversely affect our ability to make distributions or payments to our investors.

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

As of December 31, 2001, we had total outstanding indebtedness of $1.7 billion comprised of $1.1 billion of senior unsecured notes, outstanding borrowings of $59.5 million under our unsecured $800.0 million revolving credit facility and approximately $543.8 million of mortgage indebtedness. We may have to refinance the principal due on our indebtedness at maturity, and we may not be able to refinance any indebtedness we incur in the future.

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

RISING INTEREST RATES MAY ADVERSELY AFFECT OUR CASH FLOW: Outstanding borrowings of approximately $59.5 million (as of December 31, 2001) under our revolving credit facility and approximately $32.2 million (as of December 31, 2001) of our mortgage indebtedness bear interest at variable rates. We may incur additional indebtedness in the future that also bears interest at variable rates. Variable rate debt creates higher debt service requirements if market interest rates increase. Higher debt service requirements could adversely affect our ability to make distributions or payments to our investors and/or cause us to default under certain debt covenants.

OUR DEGREE OF LEVERAGE COULD ADVERSELY AFFECT OUR CASH FLOW: We fund acquisition opportunities and development partially through short-term borrowings (including our revolving credit facility), as well as from proceeds from property sales and undistributed cash. We expect to refinance projects purchased with short-term debt either with long-term indebtedness or equity financing depending upon the economic conditions at the time of refinancing. The Board of Directors of Mack-Cali Realty Corporation's, our general partner, has a general policy of limiting the ratio of our indebtedness to total undepreciated assets (total debt as a percentage of total undepreciated assets) to 50 percent or less, although there is no limit in Mack-Cali Realty Corporation's or our organizational documents on the amount of indebtedness that we may incur. However, we have entered into certain financial agreements which contain financial and operating covenants that limit our ability under certain circumstances to incur additional secured and unsecured indebtedness. The Board of Directors could alter or eliminate its current policy on borrowing at any time in its discretion. If this policy were changed, we could become more highly leveraged, resulting in an increase in debt service that could adversely affect our cash flow and our ability to make distributions or payments to our investors and/or could cause an increased risk of default on our obligations.

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

CONSEQUENCES OF FAILURE TO QUALIFY AS A REAL ESTATE INVESTMENT TRUST COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

FAILURE TO MAINTAIN OWNERSHIP LIMITS COULD CAUSE US TO LOSE OUR QUALIFICATION AS A REAL ESTATE INVESTMENT TRUST: In order for Mack-Cali Realty Corporation to maintain its qualification as a real estate investment trust, not more than 50 percent in value of its outstanding stock may be actually and/or constructively owned by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities). Mack-Cali Realty Corporation has limited the ownership of its outstanding shares of common stock by any single stockholder to
9.8 percent of the outstanding shares of our common stock. The Board of Directors of Mack-Cali Realty Corporation could waive this restriction if they were satisfied, based upon the advice of tax counsel or otherwise, that such action would be in the best interests of Mack-Cali Realty Corporation and would not affect its qualifications as a real estate investment trust. Common stock of Mack-Cali Realty Corporation acquired or transferred in breach of the limitation may be redeemed by Mack-Cali Realty Corporation for the lesser of the price paid and the average closing price for the 10 trading days immediately preceding redemption or sold at the direction of us. Mack-Cali Realty Corporation may elect to redeem such shares of common stock for limited partnership units, which are nontransferable except in very limited circumstances. Any transfer of shares of common stock which, as a result of such transfer, causes Mack-Cali Realty Corporation to be in violation of any ownership limit will be deemed void. Although Mack-Cali Realty Corporation currently intends to continue to operate in a manner which will enable Mack-Cali Realty Corporation to continue to qualify as a real estate investment trust, it is possible that future economic, market, legal, tax or other considerations may cause Mack-Cali Realty Corporation's Board of Directors to revoke the election for Mack-Cali Realty Corporation to qualify as a real estate investment trust. Under Mack-Cali Realty Corporation organizational documents, its Board of Directors can make such revocation without the consent of Mack-Cali Realty Corporation's stockholders.

In addition, the consent of the holders of at least 85 percent of our partnership units is required: (i) to merge (or permit the merger of) us with another unrelated person, pursuant to a transaction in which we are not the surviving entity; (ii) to dissolve, liquidate or wind up, or (iii) to convey or otherwise transfer all or substantially all of our assets. As of December 31, 2001, Mack-Cali Realty Corporation, as our general partner, owned approximately
79.8 percent of our outstanding partnership units (assuming conversion of all preferred limited partnership units).

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

A loss of Mack-Cali Realty Corporation's status as a real estate investment trust could have an adverse effect on us. Failure to qualify as a real estate investment trust also would eliminate the requirement that Mack-Cali Realty Corporation pay dividends to its stockholders.

OTHER TAX LIABILITIES: Even if Mack-Cali Realty Corporation qualifies as a real estate investment trust, it is subject to certain federal, state and local taxes on our income and property and, in some circumstances, certain other state and local taxes. Our net income from third party management and tenant improvements, if any, also may be subject to federal income tax.

RISK OF CHANGES IN THE TAX LAW APPLICABLE TO REAL ESTATE INVESTMENT TRUSTS:
Since the Internal Revenue Service, the United States Treasury Department and Congress frequently review federal income tax legislation, we cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted. Any of such legislative action may prospectively or retroactively modify our and Mack-Cali Realty Corporation's tax treatment and, therefore, may adversely affect taxation of us, Mack-Cali Realty Corporation, and/or our investors.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

The Operating Partnership considers portions of this information to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. The Operating Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Such forward-looking statements relate to, without limitation, the Operating Partnership's future economic performance, plans and objectives for future operations and projections of revenue and other financial items. Forward-looking statements can be identified by the use of words such as "may," "will," "should," "expect," "anticipate," "estimate," "continue" or comparable terminology. Forward-looking statements are inherently subject to risks and uncertainties, many of which the Operating Partnership cannot predict with accuracy and some of which the Operating Partnership might not even anticipate. Although the Operating Partnership believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, it can give no assurance that its expectations will be achieved. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Among the factors about which the Operating Partnership has made assumptions are changes in the general economic climate; conditions, including those affecting industries in which the Operating Partnership's principal tenants compete; any failure of the general economy to recover timely from the current economic downturn; the extent of any tenant bankruptcies; the Operating Partnership's ability to lease or re-lease space at current or anticipated rents; changes in the supply of and demand for office, office/flex and industrial/warehouse properties; changes in interest rate levels; changes in operating costs; the Operating Partnership's ability to obtain adequate insurance, including coverage for terrorist acts; the availability of financing; and other risks associated with the development and acquisition of properties, including risks that the development may not be completed on schedule, that the tenants will not take occupancy or pay rent, or that development or operating costs may be greater than anticipated. For further information on factors which could impact the Operating Partnership and the statements contained herein, see the "Risk Factors" section. The Operating Partnership assumes no obligation to update and supplement forward-looking statements that become untrue because of subsequent events.

ITEM 2. PROPERTIES

PROPERTY LIST

As of December 31, 2001, the Operating Partnership's Consolidated Properties consisted of 253 in-service office, office/flex and industrial/warehouse properties, ranging from one to 20 stories, as well as one multi-family residential property, two stand-alone retail properties and three land leases. The Consolidated Properties are located primarily in the Northeast. The Consolidated Properties are easily accessible from major thoroughfares and are in close proximity to numerous amenities. The Consolidated Properties contain a total of approximately 27.0 million square feet, with the individual properties ranging from approximately 6,200 to 761,200 square feet. The Consolidated Properties, managed by on-site employees, generally have attractively landscaped sites, atriums and covered parking in addition to quality design and construction. The Operating Partnership's tenants include many service sector employers, including a large number of professional firms and national and international businesses. The Operating Partnership believes that all of its properties are well-maintained and do not require significant capital improvements.

                                PROPERTY LISTING

                                OFFICE PROPERTIES

                                                                                                  PERCENTAGE
                                                                                               OF TOTAL 2001
                                                  PERCENTAGE                                         OFFICE,
                                            NET       LEASED            2001           2001      OFFICE/FLEX
                                       RENTABLE        AS OF            BASE      EFFECTIVE  AND INDUSTRIAL/
PROPERTY                       YEAR        AREA     12/31/01            RENT           RENT        WAREHOUSE
LOCATION                      BUILT   (SQ. FT.)       (%)(a)  ($000's)(b)(f) ($000's)(c)(f)     BASE RENT(%)
-------------------------------------------------------------------------------------------------------------
ATLANTIC COUNTY, NEW JERSEY

EGG HARBOR
100 Decadon Drive..........    1987      40,422        100.0             784            737             0.16
200 Decadon Drive..........    1991      39,922        100.0             731            688             0.15

BERGEN COUNTY, NEW JERSEY

FAIR LAWN
17-17 Route 208 North......    1987     143,000        100.0           3,248          3,162             0.65

FORT LEE
One Bridge Plaza...........    1981     200,000         98.7           4,994          4,643             0.99


2115 Linwood Avenue........    1981      68,000         99.7           1,687          1,292             0.34


LITTLE FERRY
200 Riser Road.............    1974     286,628        100.0           2,081          2,022             0.41


MONTVALE
95 Chestnut Ridge Road.....    1975      47,700        100.0             567            567             0.11
135 Chestnut Ridge Road....    1981      66,150        100.0           1,558          1,338             0.31


PARAMUS
15 East Midland Avenue.....    1988     259,823        100.0           6,729          6,726             1.34
461 From Road..............    1988     253,554         99.8           6,041          6,034             1.20
650 From Road..............    1978     348,510         92.8           6,083          5,931             1.21

140 Ridgewood Avenue ......    1981     239,680        100.0           5,326          5,187             1.06

61 South Paramus Avenue....    1985     269,191        100.0           6,167          5,670             1.23

ROCHELLE PARK
120 Passaic Street.........    1972      52,000         99.6           1,439          1,366             0.29

                                                  2001
                                      2001     AVERAGE
                                   AVERAGE   EFFECTIVE    TENANTS LEASING 10% OR
                                 BASE RENT        RENT    MORE OF NET RENTABLE
PROPERTY                       PER SQ. FT. PER SQ. FT.    AREA PER PROPERTY
LOCATION                         ($)(d)(f)   ($)(e)(f)    AS OF 12/31/01(f)
-----------------------------------------------------------------------------------------------------------
ATLANTIC COUNTY, NEW JERSEY

EGG HARBOR
100 Decadon Drive..........          19.40       18.23    Computer Sciences Corp. (100%)
200 Decadon Drive..........          18.31       17.23    Computer Sciences Corp. (100%)

BERGEN COUNTY, NEW JERSEY

FAIR LAWN
17-17 Route 208 North......          22.71       22.11    Lonza, Inc. (63%)

FORT LEE
One Bridge Plaza...........          25.30       23.52    PricewaterhouseCoopers, LLP (35%), Broadview
                                                          Associates, LLP (16%), Bozell Worldwide, Inc.
                                                          (16%)
2115 Linwood Avenue........          24.88       19.06    US Depot Inc. (23%), Ameribrom Inc. (14%), Mack
                                                          Management & Construction (12%), Morgan
                                                          Stanley Dean Witter (10%)

LITTLE FERRY
200 Riser Road.............           7.26        7.05    Ford Motor Company (34%), Casio Inc. (33%),
                                                          Dassault Falcon Jet Corp. (33%)
MONTVALE
95 Chestnut Ridge Road.....          11.89       11.89    Aventis Environmental Science (100%)
135 Chestnut Ridge Road....          23.55       20.23    Paycheck Inc. (45%), Automated Resources Group
                                                          Inc. (26%), Sys-Con Publications Inc. (11%),
                                                          Lexmark International (10%)

PARAMUS
15 East Midland Avenue.....          25.90       25.89    AT&T Wireless Services (100%)
461 From Road..............          23.87       23.85    Toys 'R' Us, Inc. (96%)
650 From Road..............          18.81       18.34    Movado Group Inc. (18%), Long Beach Acceptance
                                                          Corp. (10%)
140 Ridgewood Avenue ......          22.22       21.64    AT&T Wireless Services (57%), Smith Barney
                                                          Shearson Inc. (19%)
61 South Paramus Avenue....          22.91       21.06    Morgan Stanley Dean Witter, Inc. (10%)

ROCHELLE PARK
120 Passaic Street.........          27.78       26.37    SBC Telecom Inc. (53%), Cantor Fitzgerald LP
                                                          (46%)

                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)

                                                                                                             PERCENTAGE
                                                                                                          OF TOTAL 2001
                                                    PERCENTAGE                                                  OFFICE,
                                               NET      LEASED               2001              2001         OFFICE/FLEX
                                          RENTABLE       AS OF               BASE         EFFECTIVE     AND INDUSTRIAL/
PROPERTY                           YEAR       AREA    12/31/01               RENT              RENT           WAREHOUSE
LOCATION                          BUILT  (SQ. FT.)      (%)(a)      ($000's)(b)(f)   ($000's)(c)(f)        BASE RENT(%)
-----------------------------------------------------------------------------------------------------------------------
365 West Passaic Street.......     1976    212,578        95.2              4,219             3,887                0.84

SADDLE RIVER
1 Lake Street.................  1973/94    474,801       100.0              7,466             7,466                1.49

UPPER SADDLE RIVER
10 Mountainview Road..........     1986    192,000        98.0              3,988             3,923                0.79



WOODCLIFF LAKE
400 Chestnut Ridge Road.......     1982     89,200       100.0              2,124             2,124                0.42
470 Chestnut Ridge Road.......     1987     52,500       100.0              1,192             1,192                0.24
530 Chestnut Ridge Road.......     1986     57,204       100.0              1,166             1,166                0.23
50 Tice Boulevard.............     1984    235,000        95.0              5,288             4,570                1.05
300 Tice Boulevard............     1991    230,000        99.3              4,831             4,647                0.96


BURLINGTON COUNTY, NEW JERSEY

MOORESTOWN
224 Strawbridge Drive.........     1984     74,000       100.0              1,467             1,104                0.29

228 Strawbridge Drive.........     1984     74,000       100.0              1,433             1,072                0.29

ESSEX COUNTY, NEW JERSEY

MILLBURN
150 J.F. Kennedy Parkway......     1980    247,476        88.5              6,228             6,068                1.24


ROSELAND
101 Eisenhower Parkway........     1980    237,000        83.8              4,136             3,778                0.82

103 Eisenhower Parkway........     1985    151,545        90.0              3,157             2,852                0.63


105 Eisenhower Parkway(g)(k)..     2001    220,000        50.9              3,340             2,980                0.67

HUDSON COUNTY, NEW JERSEY

                                                        2001
                                         2001        AVERAGE
                                      AVERAGE      EFFECTIVE     TENANTS LEASING 10% OR
                                    BASE RENT           RENT     MORE OF NET RENTABLE
PROPERTY                          PER SQ. FT.    PER SQ. FT.     AREA PER PROPERTY
LOCATION                            ($)(d)(f)      ($)(e)(f)     AS OF 12/31/01 (f)
--------------------------------------------------------------------------------------------------------------------
365 West Passaic Street.......          20.85          19.21     United Retail Inc. (31%), Catalina Marketing Corp.
                                                                 (10%), Regulus LLC (10%)
SADDLE RIVER
1 Lake Street.................          15.72          15.72     Prentice-Hall Inc. (100%)

UPPER SADDLE RIVER
10 Mountainview Road..........          21.19          20.85     Thomson Minwax Company (23%), Professional
                                                                 Detailing Inc. (20%), Corning Life Sciences Inc.
                                                                 (15%), ITT Fluid Technology (14%), Pearson
                                                                 Education (14%)
WOODCLIFF LAKE
400 Chestnut Ridge Road.......          23.81          23.81     Timeplex, Inc. (100%)
470 Chestnut Ridge Road.......          22.70          22.70     Andermatt LP (100%)
530 Chestnut Ridge Road.......          20.38          20.38     KPMG Peat Marwick, LLP (100%)
50 Tice Boulevard.............          23.69          20.47     Syncsort, Inc. (25%)
300 Tice Boulevard............          21.15          20.35     Chase Home Mortgage Corp. (25%), KPMG LLP
                                                                 (20%), BMW of North America, LLC (15%),
                                                                 NYCE Corp. (11%)

BURLINGTON COUNTY, NEW JERSEY

MOORESTOWN
224 Strawbridge Drive.........          19.82          14.92     Allstate Insurance Company (49%), Harleysville
                                                                 Mutual Insurance (28%)
228 Strawbridge Drive.........          19.36          14.49     Cendant Mortgage Corporation (100%)

ESSEX COUNTY, NEW JERSEY

MILLBURN
150 J.F. Kennedy Parkway......          28.44          27.71     KPMG Peat Marwick, LLP (34%), Budd Larner
                                                                 Gross Et Al (23%)

ROSELAND
101 Eisenhower Parkway........          20.83          19.02     Brach, Eichler, Rosenberg, Silver, Bernstein &
                                                                 Hammer (13%)
103 Eisenhower Parkway........          23.15          20.91     CPG Partners L.P. (24%), Lum, Danzis, Drasco
                                                                 Positan & Kleinberg (16%), Salomon Smith Barney,
                                                                 Inc. (11%)
105 Eisenhower Parkway(g)(k)..          31.02          27.67     Arthur Andersen (51%)

HUDSON COUNTY, NEW JERSEY

                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)

                                                                                                                         PERCENTAGE
                                                                                                                      OF TOTAL 2001
                                                                     PERCENTAGE                                             OFFICE,
                                                             NET         LEASED             2001              2001      OFFICE/FLEX
                                                        RENTABLE          AS OF             BASE         EFFECTIVE  AND INDUSTRIAL/
PROPERTY                                         YEAR       AREA       12/31/01             RENT              RENT        WAREHOUSE
LOCATION                                        BUILT   SQ. FT.)         (%)(a)   ($000's)(b)(f)    ($000's)(c)(f)     BASE RENT(%)
-----------------------------------------------------------------------------------------------------------------------------------
JERSEY CITY
Harborside Financial Center Plaza 1......        1983    400,000           99.0            3,375             3,372             0.67
Harborside Financial Center Plaza 2......        1990    761,200          100.0           18,998            18,073             3.78



Harborside Financial Center Plaza 3......        1990    725,600          100.0           18,108            17,227             3.61

Harborside Financial Center Plaza 4-A (i)        2000    207,670           93.9            5,935             5,715             1.18

MERCER COUNTY, NEW JERSEY

PRINCETON
103 Carnegie Center......................        1984     96,000          100.0            2,313             2,147             0.46

100 Overlook Center......................        1988    149,600          100.0            3,386             3,231             0.67

5 Vaughn Drive...........................        1987     98,500           75.7            2,159             2,037             0.43



MIDDLESEX COUNTY, NEW JERSEY

EAST BRUNSWICK
377 Summerhill Road......................        1977     40,000          100.0              373               368             0.07


PLAINSBORO
500 College Road East....................        1984    158,235          100.0            3,207             3,163             0.64

SOUTH BRUNSWICK
3 Independence Way.......................        1983    111,300          100.0            2,205             2,139             0.44

WOODBRIDGE
581 Main Street..........................        1991    200,000          100.0            4,842             4,736             0.96


MONMOUTH COUNTY, NEW JERSEY

NEPTUNE
3600 Route 66............................        1989    180,000          100.0            2,410             2,410             0.48

                                                                        2001
                                                         2001        AVERAGE
                                                      AVERAGE      EFFECTIVE    TENANTS LEASING 10% OR
                                                    BASE RENT           RENT    MORE OF NET RENTABLE
PROPERTY                                          PER SQ. FT.    PER SQ. FT.    AREA PER PROPERTY
LOCATION                                            ($)(d)(f)      ($)(e)(f)    AS OF 12/31/01(f)
----------------------------------------------------------------------------------------------------------------------------------
JERSEY CITY
Harborside Financial Center Plaza 1......                8.52           8.52    Bankers Trust Harborside, Inc. (96%)
Harborside Financial Center Plaza 2......               24.96          23.74    Dean Witter Trust Company (26%), DLJ Securities
                                                                                (24%), Dow Jones & Company, Inc. (11%),
                                                                                Morgan Stanley Dean Witter, Inc. (10%), Lewco
                                                                                Securities Corp. (10%)
Harborside Financial Center Plaza 3......               24.96          23.74    AICPA (36%), BTM Information Services, Inc.
                                                                                (20%), Exodus Communications (10%)
Harborside Financial Center Plaza 4-A (i)               33.91          32.66    TD Waterhouse Securities Inc. (89%)

MERCER COUNTY, NEW JERSEY

PRINCETON
103 Carnegie Center......................               24.09          22.36    Ronin Development Corp. (15%), R.G. Vanderweil
                                                                                Engineers (14%), Kurt Salmon Assoc. Inc. (11%)
100 Overlook Center......................               22.63          21.60    Regus Business Centre Corp. (26%), Xerox
                                                                                Corporation (23%), Paine Webber Inc. (14%)
5 Vaughn Drive...........................               28.95          27.32    Woodrow Wilson National Fellowship Foundation
                                                                                (17%), Floorgraphics Inc. (14%), Villeroy & Boch
                                                                                Tableware Ltd. (11%)

MIDDLESEX COUNTY, NEW JERSEY

EAST BRUNSWICK
377 Summerhill Road......................                9.33           9.20    Greater New York Mutual Insurance Company
                                                                                (100%)

PLAINSBORO
500 College Road East....................               20.27          19.99    SSB Realty, LLC (72%), Buchanan Ingersoll P.C.
                                                                                (17%), PNC Bank, N.A. (10%)
SOUTH BRUNSWICK
3 Independence Way.......................               19.81          19.22    Merrill Lynch Pierce Fenner & Smith (82%)

WOODBRIDGE
581 Main Street..........................               24.21          23.68    First Investors Management Company, Inc. (38%),
                                                                                Cast North America Ltd. (11%)

MONMOUTH COUNTY, NEW JERSEY

NEPTUNE
3600 Route 66............................               13.39          13.39    United States Life Insurance Company (100%)

                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)

                                                                                                                        PERCENTAGE
                                                                                                                     OF TOTAL 2001
                                                               PERCENTAGE                                                  OFFICE,
                                                       NET         LEASED               2001              2001         OFFICE/FLEX
                                                  RENTABLE          AS OF               BASE         EFFECTIVE     AND INDUSTRIAL/
PROPERTY                                 YEAR         AREA       12/31/01               RENT              RENT           WAREHOUSE
LOCATION                                BUILT    (SQ. FT.)         (%)(a)     ($000's)(b)(f)    ($000's)(c)(f)        BASE RENT(%)
----------------------------------------------------------------------------------------------------------------------------------
WALL TOWNSHIP
1305 Campus Parkway...........           1988       23,350           92.4                389               364                0.08

1350 Campus Parkway...........           1990       79,747           99.9              1,430             1,317                0.28




MORRIS COUNTY, NEW JERSEY

FLORHAM PARK
325 Columbia Turnpike.........           1987      168,144          100.0              4,413             3,959                0.88


MORRIS PLAINS
250 Johnson Road..............           1977       75,000          100.0              1,594             1,433                0.32
201 Littleton Road............           1979       88,369           80.3              1,796             1,716                0.36

MORRIS TOWNSHIP
340 Mt. Kemble Avenue.........           1985      387,000          100.0              5,530             5,530                1.10

PARSIPPANY
4 Campus Drive (g)............           1983      147,475           86.8              2,461             2,461                0.49
6 Campus Drive (g)............           1983      148,291           82.2              2,734             2,734                0.54
7 Campus Drive................           1982      154,395          100.0              2,041             1,927                0.41
8 Campus Drive................           1987      215,265          100.0              5,631             5,401                1.12


9 Campus Drive (g)............           1983      156,495           94.5                693               692                0.14
2 Dryden Way..................           1990        6,216          100.0                 70                68                0.01
4 Gatehall Drive..............           1988      248,480           91.2              5,850             5,802                1.17

2 Hilton Court................           1991      181,592          100.0              4,764             4,542                0.95

600 Parsippany Road...........           1978       96,000           78.2              1,734             1,626                0.35
1 Sylvan Way..................           1989      150,557          100.0              3,513             3,109                0.70
5 Sylvan Way..................           1989      151,383          100.0              4,010             3,881                0.80


7 Sylvan Way..................           1987      145,983          100.0              2,920             2,772                0.58

                                                               2001
                                                2001        AVERAGE
                                             AVERAGE      EFFECTIVE    TENANTS LEASING 10% OR
                                           BASE RENT           RENT    MORE OF NET RENTABLE
PROPERTY                                 PER SQ. FT.    PER SQ. FT.    AREA PER PROPERTY
LOCATION                                   ($)(d)(f)      ($)(e)(f)    AS OF 12/31/01(f)
----------------------------------------------------------------------------------------------------------------------------
WALL TOWNSHIP
1305 Campus Parkway...........                 18.03          16.87    Waterford Wedgewood USA Inc. (47%),
                                                                       McLaughlin, Bennett, Gelson (45%)
1350 Campus Parkway...........                 17.95          16.53    Meridan Health Realty Corp. (22%), Milestone
                                                                       Material Inc. (18%), Stephen E. Gertler Law Office
                                                                       (17%), Sportsgolf L.L.C. (12%), Amper Politzner
                                                                       & Mattia PA (11%)

MORRIS COUNTY, NEW JERSEY

FLORHAM PARK
325 Columbia Turnpike.........                 26.25          23.55    Bressler Amery & Ross (24%), Salomon Smith
                                                                       Barney Inc. (13%), Atlantic Health Systems (12%),
                                                                       Dun & Bradstreet Inc. (12%)
MORRIS PLAINS
250 Johnson Road..............                 21.25          19.11    Electronic Data Systems Corp. (100%)
201 Littleton Road............                 25.31          24.18    Xerox Corporation (50%), Bozell Worldwide Inc.
                                                                       (19%), CHEP USA (11%)
MORRIS TOWNSHIP
340 Mt. Kemble Avenue.........                 14.29          14.29    AT&T Corporation (100%)

PARSIPPANY
4 Campus Drive (g)............                 25.99          25.99    Nabisco Inc. (27%), Summit Equities Inc. (20%)
6 Campus Drive (g)............                 30.32          30.32    Prudential Insurance Company (37%)
7 Campus Drive................                 13.22          12.48    Nabisco Inc. (100%)
8 Campus Drive................                 26.16          25.09    Prudential Insurance Co. (31%), MCI
                                                                       Telecommunications Corp. (26%), Ayco Company
                                                                       L.P. (13%)
9 Campus Drive (g)............                 30.54          30.50    GAB Business Service Inc. (63%)
2 Dryden Way..................                 11.26          10.94    Bright Horizons Childrens Center (100%)
4 Gatehall Drive..............                 25.81          25.60    J.B. Hanauer & Company (20%), Royal Indemnity
                                                                       Company (16%), Toyota Motor Credit Corp. (10%)
2 Hilton Court................                 26.23          25.01    Deloitte & Touche USA LLP (64%), Sankyo Parke
                                                                       Davis (31%)
600 Parsippany Road...........                 23.10          21.66    Exario Networks Inc. (36%)
1 Sylvan Way..................                 23.33          20.65    Cendant Operations Inc. (99%)
5 Sylvan Way..................                 26.49          25.64    Integrated Communications (41%), Experian
                                                                       Information Solution (15%), DRS Technologies
                                                                       Inc. (13%)
7 Sylvan Way..................                 20.00          18.99    Nabisco Inc. (100%)

                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)

                                                                                                                      PERCENTAGE
                                                                                                                   OF TOTAL 2001
                                                             PERCENTAGE                                                  OFFICE,
                                                     NET         LEASED               2001              2001         OFFICE/FLEX
                                                RENTABLE          AS OF               BASE         EFFECTIVE     AND INDUSTRIAL/
PROPERTY                                YEAR        AREA       12/31/01               RENT              RENT           WAREHOUSE
LOCATION                               BUILT   (SQ. FT.)         (%)(a)     ($000's)(b)(f)    ($000's)(c)(f)        BASE RENT(%)
--------------------------------------------------------------------------------------------------------------------------------
PASSAIC COUNTY, NEW JERSEY

CLIFTON
777 Passaic Avenue.............         1983      75,000           97.9              1,402             1,238                0.28
TOTOWA
999 Riverview Drive............         1988      56,066           65.0                881               782                0.18
WAYNE
201 Willowbrook Boulevard......         1970     178,329           49.1              2,042             2,020                0.41


SOMERSET COUNTY, NEW JERSEY

BASKING RIDGE
222 Mt. Airy Road..............         1986      49,000          100.0                738               686                0.15
233 Mt. Airy Road..............         1987      66,000          100.0              1,315             1,193                0.26
BERNARDS
106 Allen Road (i).............         2000     132,010           66.7              2,073             1,671                0.41
BRIDGEWATER
721 Route 202/206..............         1989     192,741          100.0              4,406             4,228                0.88



UNION COUNTY, NEW JERSEY

CLARK
100 Walnut Avenue..............         1985     182,555          100.0              4,399             3,826                0.88

CRANFORD
6 Commerce Drive...............         1973      56,000           93.1              1,073             1,001                0.21
11 Commerce Drive (f)..........         1981      90,000           95.8              1,019               912                0.20

12 Commerce Drive..............         1967      72,260           84.1                870               842                0.17

20 Commerce Drive..............         1990     176,600          100.0              4,310             3,897                0.86

65 Jackson Drive...............         1984      82,778          100.0              1,712             1,411                0.34


NEW PROVIDENCE

                                                                2001
                                                 2001        AVERAGE
                                              AVERAGE      EFFECTIVE    TENANTS LEASING 10% OR
                                            BASE RENT           RENT    MORE OF NET RENTABLE
PROPERTY                                  PER SQ. FT.    PER SQ. FT.    AREA PER PROPERTY
LOCATION                                    ($)(d)(f)      ($)(e)(f)    AS OF 12/31/01(f)
-------------------------------------------------------------------------------------------------------------------------
PASSAIC COUNTY, NEW JERSEY

CLIFTON
777 Passaic Avenue.............                 19.09          16.86    Grosvenor Marketing Ltd. (10%)

TOTOWA
999 Riverview Drive............                 24.17          21.46    Telsource Corporation (19%), Humana Press (15%)

WAYNE
201 Willowbrook Boulevard......                 23.32          23.07    URS Corporation (26%), Meridian Benefit Inc.
                                                                        (22%)

SOMERSET COUNTY, NEW JERSEY

BASKING RIDGE
222 Mt. Airy Road..............                 15.06          14.00    Avaya Inc. (100%)
233 Mt. Airy Road..............                 19.92          18.08    Avaya Inc. (100%)

BERNARDS
106 Allen Road (i).............                 24.37          19.65    KPMG Consulting LLC (59%)

BRIDGEWATER
721 Route 202/206..............                 22.86          21.94    Allstate Insurance Company (37%), Norris,
                                                                        McLaughlin & Marcus, PA (32%), Johnson and
                                                                        Johnson (15%), Datatek Applications Inc. (12%)

UNION COUNTY, NEW JERSEY

CLARK
100 Walnut Avenue..............                 24.10          20.96    CAP Gemini America Inc. (40%), DFDS Transport
                                                                        (14%), Mastercare Companies Inc. (10%)

CRANFORD
6 Commerce Drive...............                 20.58          19.20    Kendle International Inc. (50%)
11 Commerce Drive (f)..........                 11.82          10.58    Northeast Administrators (10%), Countrywide
                                                                        Home Loans (10%)
12 Commerce Drive..............                 14.32          13.86    Registrar & Transfer Company (36%), URS
                                                                        Corporation (28%)
20 Commerce Drive..............                 24.41          22.07    Public Service Electric & Gas Company (26%),
                                                                        Quintiles Inc. (21%)
65 Jackson Drive...............                 20.68          17.05    PMK Group Inc. (35%), Allstate Insurance
                                                                        Company (27%), Procter & Gamble Distribution
                                                                        Co., Inc. (18%), Provident Companies Inc. (14%)
NEW PROVIDENCE

                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)

                                                                                                                 PERCENTAGE
                                                                                                              OF TOTAL 2001
                                                        PERCENTAGE                                                  OFFICE,
                                                NET         LEASED               2001              2001         OFFICE/FLEX
                                           RENTABLE          AS OF               BASE         EFFECTIVE     AND INDUSTRIAL/
PROPERTY                          YEAR         AREA       12/31/01               RENT              RENT           WAREHOUSE
LOCATION                         BUILT    (SQ. FT.)         (%)(a)     ($000's)(b)(f)    ($000's)(c)(f)        BASE RENT(%)
---------------------------------------------------------------------------------------------------------------------------
890 Mountain Road............     1977       80,000          100.0              2,436             2,363                0.49


---------------------------------------------------------------------------------------------------------------------------
TOTAL NEW JERSEY OFFICE                  12,103,070           96.0            245,030           232,214               48.80
---------------------------------------------------------------------------------------------------------------------------

DUTCHESS COUNTY, NEW YORK
FISHKILL
300 South Lake Drive.........     1987      118,727           92.4              2,143             2,107                0.43

NASSAU COUNTY, NEW YORK
NORTH HEMPSTEAD
600 Community Drive (j)......     1983      237,274          100.0              5,533             5,533                1.10
111 East Shore Road..........     1980       55,575          100.0              1,518             1,504                0.30

ROCKLAND COUNTY, NEW YORK
SUFFERN
400 Rella Boulevard..........     1988      180,000          100.0              3,882             3,690                0.77



WESTCHESTER COUNTY, NEW YORK
ELMSFORD
100 Clearbrook Road (f)......     1975       60,000          100.0                875               803                0.17
101 Executive Boulevard......     1971       50,000           83.8                951               912                0.19

555 Taxter Road..............     1986      170,554          100.0              4,005             4,003                0.80

565 Taxter Road..............     1988      170,554           90.5              3,712             3,673                0.74

570 Taxter Road..............     1972       75,000           94.7              1,594             1,502                0.32

HAWTHORNE
1 Skyline Drive..............     1980       20,400           99.0                342               327                0.07

2 Skyline Drive..............     1987       30,000           98.9                477               433                0.10
7 Skyline Drive..............     1987      109,000           97.9              2,190             2,177                0.44

17 Skyline Drive.............     1989       85,000          100.0              1,359             1,333                0.27

                                                          2001
                                           2001        AVERAGE
                                        AVERAGE      EFFECTIVE    TENANTS LEASING 10% OR
                                      BASE RENT           RENT    MORE OF NET RENTABLE
PROPERTY                            PER SQ. FT.    PER SQ. FT.    AREA PER PROPERTY
LOCATION                              ($)(d)(f)      ($)(e)(f)    AS OF 12/31/01(f)
--------------------------------------------------------------------------------------------------------------------
890 Mountain Road............             30.45          29.54    Aspen Technology Inc. (52%), Dun & Bradstreet
                                                                  (27%), K Line America, Inc. (16%)

--------------------------------------------------------------------------------------------------------------------
TOTAL NEW JERSEY OFFICE                   21.58          20.47
--------------------------------------------------------------------------------------------------------------------

DUTCHESS COUNTY, NEW YORK
FISHKILL
300 South Lake Drive.........             19.53          19.21    Allstate Insurance Company (16%)

NASSAU COUNTY, NEW YORK
NORTH HEMPSTEAD
600 Community Drive (j)......             23.32          23.32    CMP Media, LLC. (100%)
111 East Shore Road..........             27.31          27.06    Administrators For The Professions, Inc. (100%)

ROCKLAND COUNTY, NEW YORK
SUFFERN
400 Rella Boulevard..........             21.57          20.50    Provident Savings Bank F.A. (20%), Allstate
                                                                  Insurance Company (19%), Aetna Life Insurance
                                                                  Company (14%)

WESTCHESTER COUNTY, NEW YORK
ELMSFORD
100 Clearbrook Road (f)......             14.58          13.38    MIM Corporation (18%), Pyrotek Inc. (11%)
101 Executive Boulevard......             22.70          21.77    Pennysaver Group Inc. (23%), Kyocera Mita
                                                                  America Inc. (11%)
555 Taxter Road..............             23.48          23.47    Fuji Photo Film USA Inc. (71%), Royal Indemnity
                                                                  Company (12%)
565 Taxter Road..............             24.05          23.80    Nextel of New York Inc. (29%), KLM Royal Dutch
                                                                  Airlines (10%), National Mutual Insurance (10%)
570 Taxter Road..............             22.44          21.15    New York State United Teachers Association
                                                                  (15%), Wilder Balter Partners LLC (15%)
HAWTHORNE
1 Skyline Drive..............             16.93          16.19    Boxx International Corp. (50%), Childtime
                                                                  Childcare Inc. (49%)
2 Skyline Drive..............             16.08          14.59    MW Samara (56%), Perini Construction (43%)
7 Skyline Drive..............             20.52          20.40    E.M. Industries Inc. (42%), Cortlandt Group Inc.
                                                                  (14%)
17 Skyline Drive.............             15.99          15.68    IBM Corporation (100%)

                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)

                                                                                                                     PERCENTAGE
                                                                                                                  OF TOTAL 2001
                                                            PERCENTAGE                                                  OFFICE,
                                                    NET         LEASED               2001              2001         OFFICE/FLEX
                                               RENTABLE          AS OF               BASE         EFFECTIVE     AND INDUSTRIAL/
PROPERTY                          YEAR             AREA       12/31/01               RENT              RENT           WAREHOUSE
LOCATION                         BUILT        (SQ. FT.)         (%)(a)     ($000's)(b)(f)    ($000's)(c)(f)        BASE RENT(%)
-------------------------------------------------------------------------------------------------------------------------------
19 Skyline Drive.............     1982          248,400          100.0              4,407             3,972                0.88

TARRYTOWN
200 White Plains Road........     1982           89,000           77.0              1,527             1,366                0.30

220 White Plains Road........     1984           89,000           99.4              2,074             1,983                0.41

WHITE PLAINS
1 Barker Avenue..............     1975           68,000           99.0              1,666             1,612                0.33

3 Barker Avenue..............     1983           65,300          100.0              1,142             1,080                0.23

50 Main Street...............     1985          309,000           99.7              8,347             7,828                1.66

11 Martine Avenue............     1987          180,000          100.0              4,563             4,215                0.91


1 Water Street...............     1979           45,700           68.1              1,037               997                0.21

YONKERS
1 Executive Boulevard........     1982          112,000           99.4              2,536             2,414                0.51


3 Executive Plaza............     1987           58,000          100.0              1,427             1,305                0.28




-------------------------------------------------------------------------------------------------------------------------------
TOTAL NEW YORK OFFICE                         2,626,484           97.0             57,307            54,769               11.42
-------------------------------------------------------------------------------------------------------------------------------

CHESTER COUNTY, PENNSYLVANIA

BERWYN
1000 Westlakes Drive.........     1989           60,696           93.4              1,545             1,531                0.31

1055 Westlakes Drive.........     1990          118,487           52.0              1,108             1,071                0.22

1205 Westlakes Drive.........     1988          130,265           83.7              2,695             2,612                0.54


1235 Westlakes Drive.........     1986          134,902           93.3              3,225             3,110                0.64

                                                          2001
                                           2001        AVERAGE
                                        AVERAGE      EFFECTIVE    TENANTS LEASING 10% OR
                                      BASE RENT           RENT    MORE OF NET RENTABLE
PROPERTY                            PER SQ. FT.    PER SQ. FT.    AREA PER PROPERTY
LOCATION                              ($)(d)(f)    ($) (E) (F)    AS OF 12/31/01(f)
---------------------------------------------------------------------------------------------------------------------
19 Skyline Drive.............             17.74          15.99    IBM Corporation (100%)

TARRYTOWN
200 White Plains Road........             22.28          19.93    Allmerica Financial (17%), NYS Dept. of
                                                                  Environmental Services (13%)
220 White Plains Road........             23.44          22.42    Eagle Family Foods Inc. (17%), ATM Services Inc.
                                                                  (10%)

WHITE PLAINS
1 Barker Avenue..............             24.75          23.95    O'Connor McGuinness Conte (19%), United Skys
                                                                  Realty Corp. (18%)
3 Barker Avenue..............             17.49          16.54    Trigen Energy Corporation (56%), TNS Intersearch
                                                                  Corporation (10%)
50 Main Street...............             27.09          25.41    TMP Worldwide Inc. (15%), National Economic
                                                                  Research (10%)
11 Martine Avenue............             25.35          23.42    Salomon Smith Barney Inc. (12%), McCarthy
                                                                  Fingar Donovan Et Al (11%), David Worby (11%),
                                                                  Dean Witter Reynolds Inc. (11%)
1 Water Street...............             33.32          32.04    AMG In-Store Inc. (32%)

YONKERS
1 Executive Boulevard........             22.78          21.68    Bronx Healthplan Inc. (18%), AVR Realty
                                                                  Company (11%), Protective Tech International
                                                                  (11%), York International Agency Inc. (11%)
3 Executive Plaza............             24.60          22.50    Montefiore Medical Center (46%), Metropolitan
                                                                  Life Insurance (21%), Allstate Insurance Company
                                                                  (19%), City & Suburban Federal Savings Bank
                                                                  (14%)

---------------------------------------------------------------------------------------------------------------------
TOTAL NEW YORK OFFICE                     22.49          21.49
---------------------------------------------------------------------------------------------------------------------

CHESTER COUNTY, PENNSYLVANIA

BERWYN
1000 Westlakes Drive.........             27.25          27.01    Drinker Biddle & Reath (42%), PNC Bank, NA
                                                                  (38%)
1055 Westlakes Drive.........             17.98          17.38    Regus Business Centre Corp. (35%), Zarix Inc.
                                                                  (18%)
1205 Westlakes Drive.........             24.72          23.96    Oracle Corporation (30%), Provident Mutual Life
                                                                  Insurance Co. (11%), International Rehab Assoc.
                                                                  (10%)
1235 Westlakes Drive.........             25.62          24.71    Ratner & Prestia (19%), Chartwell Investment
                                                                  Partners (17%) Turner Investment Partners (16%)

                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)

                                                                                                                        PERCENTAGE
                                                                                                                     OF TOTAL 2001
                                                                 PERCENTAGE                                                OFFICE,
                                                         NET         LEASED               2001              2001       OFFICE/FLEX
                                                    RENTABLE          AS OF               BASE         EFFECTIVE   AND INDUSTRIAL/
PROPERTY                                   YEAR         AREA       12/31/01               RENT              RENT         WAREHOUSE
LOCATION                                  BUILT    (SQ. FT.)         (%)(a)     ($000's)(b)(f)    ($000's)(c)(f)      BASE RENT(%)
----------------------------------------------------------------------------------------------------------------------------------
DELAWARE COUNTY, PENNSYLVANIA

LESTER
100 Stevens Drive.................         1986       95,000          100.0              2,554             2,379              0.51
200 Stevens Drive.................         1987      208,000          100.0              5,493             5,252              1.09
300 Stevens Drive.................         1992       68,000           52.2              1,402             1,330              0.28

MEDIA
1400 Providence Road - Center I...         1986      100,000          91.4               1,954             1,874              0.39

1400 Providence Road - Center II..         1990      160,000          77.2               2,816             2,625              0.56

MONTGOMERY COUNTY, PENNSYLVANIA

LOWER PROVIDENCE
1000 Madison Avenue...............         1990      100,700           89.4              1,832             1,796              0.36

PLYMOUTH MEETING
1150 Plymouth Meeting Mall........         1970      167,748           98.0              3,212             3,082              0.64



Five Sentry Parkway East..........         1984       91,600          100.0              1,700             1,666              0.34

Five Sentry Parkway West..........         1984       38,400          100.0                835               813              0.17


----------------------------------------------------------------------------------------------------------------------------------
TOTAL PENNSYLVANIA OFFICE                          1,473,798           87.6             30,371            29,141              6.05
----------------------------------------------------------------------------------------------------------------------------------

FAIRFIELD COUNTY, CONNECTICUT

GREENWICH
500 West Putnam Avenue............         1973      121,250           96.0              3,042             2,897              0.61


NORWALK
40 Richards Avenue................         1985      145,487           91.7              3,312             3,065              0.67


SHELTON
1000 Bridgeport Avenue............         1986      133,000          100.0              2,523             2,332              0.50

                                                                  2001
                                                   2001        AVERAGE
                                                AVERAGE      EFFECTIVE    TENANTS LEASING 10% OR
                                              BASE RENT           RENT    MORE OF NET RENTABLE
PROPERTY                                    PER SQ. FT.    PER SQ. FT.    AREA PER PROPERTY
LOCATION                                      ($)(d)(f)      ($)(e)(f)    AS OF 12/31/01(f)
-----------------------------------------------------------------------------------------------------------------------------
DELAWARE COUNTY, PENNSYLVANIA

LESTER
100 Stevens Drive.................                26.88          25.04    Keystone Mercy Health Plan (100%)
200 Stevens Drive.................                26.41          25.25    Keystone Mercy Health Plan (100%)
300 Stevens Drive.................                39.50          37.47    Hewlett Packard Company (35%)

MEDIA
1400 Providence Road - Center I...                21.38          20.50    General Services Admin. (13%), Erie Insurance
                                                                          Company (11%)
1400 Providence Road - Center II..                22.80          21.25    Barnett International (36%)

MONTGOMERY COUNTY, PENNSYLVANIA

LOWER PROVIDENCE
1000 Madison Avenue...............                20.35          19.95    Reality Online Inc. (42%), Banc One National
                                                                          Processing (21%), Seton Company (15%)
PLYMOUTH MEETING
1150 Plymouth Meeting Mall........                19.54          18.75    Lincoln Technical Institute (18%), Ken-Crest
                                                                          Services (18%), Ikea US General Partners Inc.
                                                                          (14%), ECC Management Services (13%)
Five Sentry Parkway East..........                18.56          18.19    Merck & Co. Inc. (77%), Selas Fluid Processing
                                                                          Corp. (23%)
Five Sentry Parkway West..........                21.74          21.17    Merck & Co. Inc. (70%), David Cutler Group
                                                                          (30%)

-----------------------------------------------------------------------------------------------------------------------------
TOTAL PENNSYLVANIA OFFICE                         23.52          22.57
-----------------------------------------------------------------------------------------------------------------------------

FAIRFIELD COUNTY, CONNECTICUT

GREENWICH
500 West Putnam Avenue............                26.13          24.89    Hachette Filipacchi Magazines (27%), McMahan
                                                                          Securities Co, LP (15%), Greenwich Hospital
                                                                          (13%), Winklevoss Consultants Inc. (12%)
NORWALK
40 Richards Avenue................                24.83          22.97    South Beach Beverage Co., LLC (17%), Media
                                                                          Horizons Inc. (12%), Programmed Solutions Inc.
                                                                          (10%)
SHELTON
1000 Bridgeport Avenue............                18.97          17.53    William Carter Company (23%), Weseley Software
                                                                          Development (22%), Toyota Motor Credit
                                                                          Corporation (11%), LandStar Gemini Inc. (11%)

                                PROPERTY LISTING

                               OFFICE PROPERTIES
                                  (CONTINUED)

                                                                                                                        PERCENTAGE
                                                                                                                     OF TOTAL 2001
                                                               PERCENTAGE                                                  OFFICE,
                                                       NET         LEASED               2001              2001         OFFICE/FLEX
                                                  RENTABLE          AS OF               BASE         EFFECTIVE     AND INDUSTRIAL/
PROPERTY                             YEAR             AREA       12/31/01               RENT              RENT           WAREHOUSE
LOCATION                            BUILT        (SQ. FT.)         (%)(a)     ($000's)(b)(f)    ($000's)(c)(f)        BASE RENT(%)
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
TOTAL CONNECTICUT OFFICE                           399,737           95.8              8,877             8,294                1.78
----------------------------------------------------------------------------------------------------------------------------------

WASHINGTON, D.C.
1201 Connecticut Avenue, NW.......   1940          169,549          100.0              5,201             5,025                1.04

1400 L Street, NW.................   1987          159,000          100.0              6,267             6,089                1.25
1709 New York Avenue, NW (h)......   1972               --             --              5,491             5,270                1.09

----------------------------------------------------------------------------------------------------------------------------------
TOTAL DISTRICT OF COLUMBIA OFFICE                  328,549          100.0             16,959            16,384                3.38
----------------------------------------------------------------------------------------------------------------------------------

PRINCE GEORGE'S COUNTY, MARYLAND

LANHAM
4200 Parliament Place.............   1989          122,000           95.2              2,482             2,321                0.49



----------------------------------------------------------------------------------------------------------------------------------
TOTAL MARYLAND OFFICE                              122,000           95.2              2,482             2,321                0.49
----------------------------------------------------------------------------------------------------------------------------------

BEXAR COUNTY, TEXAS

SAN ANTONIO
200 Concord Plaza Drive (h).......   1986               --             --              3,991             3,990                0.79
84 N.E. Loop 410..................   1971          187,312           90.9              2,675             2,674                0.53

1777 N.E. Loop 410 (h)............   1986               --             --              1,437             1,436                0.29
111 Soledad.......................   1918          248,153           49.9              2,004             1,996                0.40

COLLIN COUNTY, TEXAS

PLANO
555 Republic Place................   1986           97,889           93.6              1,286             1,269                0.26


DALLAS COUNTY, TEXAS

DALLAS
3030 LBJ Freeway (f)..............   1984          367,018           86.2              6,725             6,640                1.34

                                                            2001
                                             2001        AVERAGE
                                          AVERAGE      EFFECTIVE    TENANTS LEASING 10% OR
                                        BASE RENT           RENT    MORE OF NET RENTABLE
PROPERTY                              PER SQ. FT.    PER SQ. FT.    AREA PER PROPERTY
LOCATION                                ($)(d)(f)      ($)(e)(f)    AS OF 12/31/01(f)
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
TOTAL CONNECTICUT OFFICE                    23.19          21.67
-----------------------------------------------------------------------------------------------------------------------

WASHINGTON, D.C.
1201 Connecticut Avenue, NW.......          30.68          29.64    Zuckerman Spaeder Goldstein (30%), Leo A. Daly
                                                                    Company (18%), RFE/RL Inc. (16%)
1400 L Street, NW.................          39.42          38.30    Winston & Strawn (68%)
1709 New York Avenue, NW (h)......             --             --    --

-----------------------------------------------------------------------------------------------------------------------
TOTAL DISTRICT OF COLUMBIA OFFICE           51.62          49.87
-----------------------------------------------------------------------------------------------------------------------

PRINCE GEORGE'S COUNTY, MARYLAND

LANHAM
4200 Parliament Place.............          21.37          19.98    Group I Software Inc. (56%), Infinity Broadcasting
                                                                    Company (16%), State Farm Mutual Auto Ins. Co.
                                                                    (11%)

-----------------------------------------------------------------------------------------------------------------------
TOTAL MARYLAND OFFICE                       21.37          19.98
-----------------------------------------------------------------------------------------------------------------------

BEXAR COUNTY, TEXAS

SAN ANTONIO
200 Concord Plaza Drive (h).......             --             --    --
84 N.E. Loop 410..................          15.71          15.70    KBL Cable, Inc. (26%), Chase Bank and Services
                                                                    Inc. (25%), Philip Morris Mgmt. Corp. (25%)
1777 N.E. Loop 410 (h)............             --             --    --
111 Soledad.......................          16.18          16.12    --

COLLIN COUNTY, TEXAS

PLANO
555 Republic Place................          14.04          13.85    William F. Smith Enterprises (19%), Dayton
                                                                    Hudson Corporation (14%)

DALLAS COUNTY, TEXAS

DALLAS
3030 LBJ Freeway (f)..............          21.26          20.99    Club Corporation of America (38%)

                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)

                                                                                                                         PERCENTAGE
                                                                                                                      OF TOTAL 2001
                                                                PERCENTAGE                                                  OFFICE,
                                                        NET         LEASED               2001              2001         OFFICE/FLEX
                                                   RENTABLE          AS OF               BASE         EFFECTIVE     AND INDUSTRIAL/
PROPERTY                                  YEAR         AREA       12/31/01               RENT              RENT           WAREHOUSE
LOCATION                                 BUILT    (SQ. FT.)         (%)(a)     ($000's)(b)(f)    ($000's)(c)(f)        BASE RENT(%)
-----------------------------------------------------------------------------------------------------------------------------------
3100 Monticello...................        1984      173,837           84.3              2,743             2,713                0.55



8214 Westchester (h)..............        1983           --             --                720               705                0.14

IRVING
2300 Valley View..................        1985      142,634           84.1              2,492             2,447                0.50


RICHARDSON
1122 Alma Road....................        1977       82,576          100.0                607               607                0.12

HARRIS COUNTY, TEXAS

HOUSTON
14511 Falling Creek (h)...........        1982           --             --                289               289                0.06
5225 Katy Freeway (h).............        1983           --             --              1,445             1,440                0.29
5300 Memorial.....................        1982      155,099           87.6              2,278             2,269                0.45

1717 St. James Place..............        1975      109,574           97.0              1,487             1,485                0.30
1770 St. James Place..............        1973      103,689           68.3              1,216             1,211                0.24
10497 Town & Country Way..........        1981      148,434           82.9              1,756             1,751                0.35

TARRANT COUNTY, TEXAS

EULESS
150 West Parkway..................        1984       74,429           98.1              1,095             1,086                0.22



-----------------------------------------------------------------------------------------------------------------------------------
TOTAL TEXAS OFFICE                                1,890,644           82.5             34,246            34,008                6.83
-----------------------------------------------------------------------------------------------------------------------------------

MARICOPA COUNTY, ARIZONA

GLENDALE
5551 West Talavi Boulevard........        1991      181,596          100.0              1,709             1,707                0.34

PHOENIX
19640 North 31st Street...........        1990      124,171          100.0              1,599             1,567                0.32


SCOTTSDALE

                                                                 2001
                                                  2001        AVERAGE
                                               AVERAGE      EFFECTIVE    TENANTS LEASING 10% OR
                                             BASE RENT           RENT    MORE OF NET RENTABLE
PROPERTY                                   PER SQ. FT.    PER SQ. FT.    AREA PER PROPERTY
LOCATION                                     ($)(d)(f)      ($)(e)(f)    AS OF 12/31/01(f)
------------------------------------------------------------------------------------------------------------------------------
3100 Monticello...................               18.72          18.51    Insignia Commercial, Inc. (23%), Time Marketing
                                                                         Corporation/Evans Group (12%), Tarragon Realty
                                                                         Adv. Inc. (11%), Heath Insurance Brokers, Inc.
                                                                         (10%)
8214 Westchester (h)..............                  --             --    --

IRVING
2300 Valley View..................               20.77          20.40    Alltel Information Services, Inc. (18%), US
                                                                         Personnel Inc. (18%), Allied Integrated Services
                                                                         (16%), Tricon Restaurant Services (12%)
RICHARDSON
1122 Alma Road....................                7.35           7.35    MCI Telecommunications Corp. (100%)

HARRIS COUNTY, TEXAS

HOUSTON
14511 Falling Creek (h)...........                  --             --    --
5225 Katy Freeway (h).............                  --             --    --
5300 Memorial.....................               16.77          16.70    Datavox, Inc. (20%), HCI Chemicals USA, Inc.
                                                                         (19%)
1717 St. James Place..............               13.99          13.97    MCX Corp (14%)
1770 St. James Place..............               17.17          17.10    --
10497 Town & Country Way..........               14.27          14.23    Vastar Resources, Inc. (23%)

TARRANT COUNTY, TEXAS

EULESS
150 West Parkway..................               15.00          14.87    Warrantech Automotive, Inc. (34%), Mike Bowman
                                                                         Realtors/Century 21 Inc. (17%), Landmark Bank-
                                                                         Mid Cities (16%)

------------------------------------------------------------------------------------------------------------------------------
TOTAL TEXAS OFFICE                               21.95          21.80
------------------------------------------------------------------------------------------------------------------------------

MARICOPA COUNTY, ARIZONA

GLENDALE
5551 West Talavi Boulevard........                9.41           9.40    Honeywell, Inc. (100%)

PHOENIX
19640 North 31st Street...........               12.88          12.62    American Express Travel Related Services Co., Inc.
                                                                         (100%)

SCOTTSDALE

                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)

                                                                                                                          PERCENTAGE
                                                                                                                       OF TOTAL 2001
                                                                 PERCENTAGE                                                  OFFICE,
                                                         NET         LEASED               2001              2001         OFFICE/FLEX
                                                    RENTABLE          AS OF               BASE         EFFECTIVE     AND INDUSTRIAL/
PROPERTY                                     YEAR       AREA       12/31/01               RENT              RENT           WAREHOUSE
LOCATION                                    BUILT  (SQ. FT.)         (%)(a)     ($000's)(b)(f)    ($000's)(c)(f)        BASE RENT(%)
------------------------------------------------------------------------------------------------------------------------------------
9060 E. Via Linda Boulevard.......           1984    111,200          100.0              2,431             2,429                0.48


------------------------------------------------------------------------------------------------------------------------------------
TOTAL ARIZONA OFFICE                                 416,967          100.0              5,739             5,703                1.14
------------------------------------------------------------------------------------------------------------------------------------

ARAPAHOE COUNTY, COLORADO

AURORA
750 South Richfield Street........           1997    108,240          100.0              2,901             2,901                0.58

DENVER
400 South Colorado Boulevard......           1983    125,415           98.6              2,259             2,228                0.45


ENGLEWOOD
9359 East Nichols Avenue..........           1997     72,610          100.0                900               900                0.18
5350 South Roslyn Street..........           1982     63,754          100.0              1,256             1,245                0.25



BOULDER COUNTY, COLORADO

BROOMFIELD
105 South Technology Court........           1997     37,574          100.0                558               558                0.11
303 South Technology Court-A......           1997     34,454          100.0                403               403                0.08
303 South Technology Court-B......           1997     40,416          100.0                472               472                0.09

LOUISVILLE
248 Centennial Parkway............           1996     39,266          100.0                644               643                0.13

1172 Century Drive................           1996     49,566          100.0                511               511                0.10


285 Century Place.................           1997     69,145          100.0              1,092             1,092                0.22

DENVER COUNTY, COLORADO

DENVER
3600 South Yosemite...............           1974    133,743          100.0              1,287             1,287                0.26

DOUGLAS COUNTY, COLORADO

ENGLEWOOD
8181 East Tufts Avenue (g) (k)....           2001    185,254           77.2              2,776             2,741                0.55

                                                                    2001
                                                     2001        AVERAGE
                                                  AVERAGE      EFFECTIVE    TENANTS LEASING 10% OR
                                                BASE RENT           RENT    MORE OF NET RENTABLE
PROPERTY                                      PER SQ. FT.    PER SQ. FT.    AREA PER PROPERTY
LOCATION                                        ($)(d)(f)      ($)(e)(f)    AS OF 12/31/01(f)
-------------------------------------------------------------------------------------------------------------------------------
9060 E. Via Linda Boulevard.......                  21.86          21.84    Sentry Insurance (63%), PCS Health Systems Inc.
                                                                            (37%)

-------------------------------------------------------------------------------------------------------------------------------
TOTAL ARIZONA OFFICE                                13.76          13.68
-------------------------------------------------------------------------------------------------------------------------------

ARAPAHOE COUNTY, COLORADO

AURORA
750 South Richfield Street........                  26.80          26.80    T.R.W. Inc. (100%)

DENVER
400 South Colorado Boulevard......                  18.27          18.02    Community Health Plan (36%), State of Colorado
                                                                            (12%), Wells Fargo Bank West NA (11%), Senter
                                                                            Goldfarb & Rice LLC (11%)
ENGLEWOOD
9359 East Nichols Avenue..........                  12.39          12.39    First Tennessee Bank NA (100%)
5350 South Roslyn Street..........                  19.70          19.53    Alliance Metro Real Estate (19%), Business Word
                                                                            Inc. (17%), Walker Parking Consultants (12%),
                                                                            First Industrial Realty Trust (10%)

BOULDER COUNTY, COLORADO

BROOMFIELD
105 South Technology Court........                  14.85          14.85    Sun Microsystems Inc. (100%)
303 South Technology Court-A......                  11.70          11.70    Sun Microsystems Inc. (100%)
303 South Technology Court-B......                  11.68          11.68    Sun Microsystems Inc. (100%)

LOUISVILLE
248 Centennial Parkway............                  16.40          16.38    Walnut Brewery Inc. (80%), Global Imaging Inc.
                                                                            (10%), RX Kinetix Inc. (10%)
1172 Century Drive................                  10.31          10.31    nCube Corporation (33%), Evolving Systems Inc.
                                                                            (18%), MCI Systemhouse Corp. (18%), Aircell Inc.
                                                                            (18%), RX Kinetix Inc. (13%)
285 Century Place.................                  15.79          15.79    HBO & Company of Georgia (100%)

DENVER COUNTY, COLORADO

DENVER
3600 South Yosemite...............                   9.62           9.62    MDC Holding Inc. (100%)

DOUGLAS COUNTY, COLORADO

ENGLEWOOD
8181 East Tufts Avenue (g) (k)....                  23.15          22.86    URS Greiner (63%)

                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)

                                                                                                                         PERCENTAGE
                                                                                                                      OF TOTAL 2001
                                                                PERCENTAGE                                                  OFFICE,
                                                        NET         LEASED               2001              2001         OFFICE/FLEX
                                                   RENTABLE          AS OF               BASE         EFFECTIVE     AND INDUSTRIAL/
PROPERTY                              YEAR             AREA       12/31/01               RENT              RENT           WAREHOUSE
LOCATION                             BUILT        (SQ. FT.)         (%)(a)     ($000's)(b)(f)    ($000's)(c)(f)        BASE RENT(%)
-----------------------------------------------------------------------------------------------------------------------------------
400 Inverness Drive...............    1997          111,608          100.0              2,366             2,351                0.47



67 Inverness Drive East...........    1996           54,280            0.0                492               488                0.10
384 Inverness Drive South.........    1985           51,523           78.4                742               734                0.15

5975 South Quebec Street (f)......    1996          102,877           49.1              1,882             1,871                0.37

PARKER
9777 Mount Pyramid Court..........    1995          120,281          100.0              1,323             1,323                0.26

EL PASO COUNTY, COLORADO

COLORADO SPRINGS
8415 Explorer.....................    1998           47,368          100.0                605               604                0.12

1975 Research Parkway.............    1997          115,250          100.0              1,792             1,757                0.36


2375 Telstar Drive................    1998           47,369          100.0                605               603                0.12


JEFFERSON COUNTY, COLORADO

LAKEWOOD
141 Union Boulevard...............    1985           63,600          100.0              1,164             1,146                0.23


-----------------------------------------------------------------------------------------------------------------------------------
TOTAL COLORADO OFFICE                             1,673,593           92.0             26,030            25,858                5.18
-----------------------------------------------------------------------------------------------------------------------------------

SAN FRANCISCO COUNTY, CALIFORNIA

SAN FRANCISCO
795 Folsom Street.................    1977          183,445          100.0              7,428             6,666                1.48

760 Market Street.................    1908          267,446           95.9              8,611             8,309                1.72

-----------------------------------------------------------------------------------------------------------------------------------
TOTAL CALIFORNIA OFFICE                             450,891           97.6             16,039            14,975                3.20
-----------------------------------------------------------------------------------------------------------------------------------

HILLSBOROUGH COUNTY, FLORIDA

                                                             2001
                                              2001        AVERAGE
                                           AVERAGE      EFFECTIVE    TENANTS LEASING 10% OR
                                         BASE RENT           RENT    MORE OF NET RENTABLE
PROPERTY                               PER SQ. FT.    PER SQ. FT.    AREA PER PROPERTY
LOCATION                                 ($)(d)(f)      ($)(e)(f)    AS OF 12/31/01(f)
-----------------------------------------------------------------------------------------------------------------------------
400 Inverness Drive...............           21.20          21.06    Cochlear Corporation (33%), Ciber Inc. (22%)
                                                                     Compuware Corp. (18%), HQ Global Workplaces
                                                                     Inc. (16%)

67 Inverness Drive East...........              --             --    --
384 Inverness Drive South.........           18.37          18.17    Quickpen International Corp. (37%), Worth Group
                                                                     Architects (10%)
5975 South Quebec Street (f)......           37.26          37.04    Silicon Graphics Inc. (28%), Qwest
                                                                     Communications Corp. (15%)
PARKER
9777 Mount Pyramid Court..........           11.00          11.00    Evolving System Inc. (100%)

EL PASO COUNTY, COLORADO

COLORADO SPRINGS
8415 Explorer.....................           12.77          12.75    Encoda Systems Inc. (74%), URS Greiner
                                                                     Consultants Inc. (22%)
1975 Research Parkway.............           15.55          15.25    Bombardier Capital Florida Inc. (52%), Concert
                                                                     Management Services (18%), General Dynamics
                                                                     Govt Systems (17%)
2375 Telstar Drive................           12.77          12.73    Narwhal Corporation (44%), Memorial Hospital
                                                                     (38%), Aerotek Inc. (13%)

JEFFERSON COUNTY, COLORADO

LAKEWOOD
141 Union Boulevard...............           18.30          18.02    Arbitration Forums Inc. (18%), Frontier Real Estate
                                                                     - BH&G (15%)

-----------------------------------------------------------------------------------------------------------------------------
TOTAL COLORADO OFFICE                        17.26          17.14
-----------------------------------------------------------------------------------------------------------------------------

SAN FRANCISCO COUNTY, CALIFORNIA

SAN FRANCISCO
795 Folsom Street.................           40.49          36.34    Move.com Operations Inc.(51%), AT&T Corp.
                                                                     (34%), Regus Business Centre Corp. (15%)
760 Market Street.................           33.57          32.40    R.H. Macy & Company, Inc. (19%)

-----------------------------------------------------------------------------------------------------------------------------
TOTAL CALIFORNIA OFFICE                      36.46          34.04
-----------------------------------------------------------------------------------------------------------------------------

HILLSBOROUGH COUNTY, FLORIDA

                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)

                                                                                                                        PERCENTAGE
                                                                                                                     OF TOTAL 2001
                                                               PERCENTAGE                                                  OFFICE,
                                                         NET       LEASED               2001              2001         OFFICE/FLEX
                                                    RENTABLE        AS OF               BASE         EFFECTIVE     AND INDUSTRIAL/
PROPERTY                                  YEAR          AREA     12/31/01               RENT              RENT           WAREHOUSE
LOCATION                                 BUILT     (SQ. FT.)       (%)(a)     ($000's)(b)(f)    ($000's)(c)(f)       BASE RENT (%)

----------------------------------------------------------------------------------------------------------------------------------
TAMPA
501 Kennedy Boulevard.............        1982       297,429         91.4              3,829             3,769                0.76


----------------------------------------------------------------------------------------------------------------------------------
TOTAL FLORIDA OFFICE                                 297,429         91.4              3,829             3,769                0.76
----------------------------------------------------------------------------------------------------------------------------------

POLK COUNTY, IOWA

WEST DES MOINES
2600 Westown Parkway (h)..........        1988            --           --                656               628                0.13

----------------------------------------------------------------------------------------------------------------------------------
TOTAL IOWA OFFICE                                         --           --                656               628                0.13
----------------------------------------------------------------------------------------------------------------------------------

TOTAL OFFICE PROPERTIES                           21,783,162         94.2            447,565           428,064               89.16
==================================================================================================================================

                                                               2001
                                                2001        AVERAGE
                                             AVERAGE      EFFECTIVE     TENANTS LEASING 10% OR
                                           BASE RENT           RENT     MORE OF NET RENTABLE
PROPERTY                                 PER SQ. FT.    PER SQ. FT.     AREA PER PROPERTY
LOCATION                                   ($)(d)(f)      ($)(e)(f)     AS OF 12/31/01(f)

-----------------------------------------------------------------------------------------------------------------------------------
TAMPA
501 Kennedy Boulevard.............             14.08          13.86    Fowler, White, Gillen, Boggs, Villareal & Banker,
                                                                       PA (33%), Sykes Enterprises Inc. (23%)

-----------------------------------------------------------------------------------------------------------------------------------
TOTAL FLORIDA OFFICE                           14.08          13.86
-----------------------------------------------------------------------------------------------------------------------------------

POLK COUNTY, IOWA

WEST DES MOINES
2600 Westown Parkway (h)..........                --             --    --

-----------------------------------------------------------------------------------------------------------------------------------
TOTAL IOWA OFFICE                                 --             --
-----------------------------------------------------------------------------------------------------------------------------------

TOTAL OFFICE PROPERTIES                        22.12          21.17
===================================================================================================================================

                                PROPERTY LISTING

                             OFFICE/FLEX PROPERTIES

                                                                                                                    PERCENTAGE
                                                                                                                 OF TOTAL 2001
                                                           PERCENTAGE                                                  OFFICE,
                                                   NET         LEASED               2001              2001         OFFICE/FLEX
                                              RENTABLE          AS OF               BASE         EFFECTIVE     AND INDUSTRIAL/
PROPERTY                         YEAR             AREA       12/31/01               RENT              RENT           WAREHOUSE
LOCATION                        BUILT        (SQ. FT.)         (%)(a)     ($000'S)(b)(f)    ($000'S)(d)(f)        BASE RENT(%)
------------------------------------------------------------------------------------------------------------------------------
BURLINGTON COUNTY, NEW JERSEY

BURLINGTON
3 Terri Lane.................    1991           64,500           61.4                302               287                0.06


5 Terri Lane.................    1992           74,555           82.2                525               503                0.10

MOORESTOWN
2 Commerce Drive.............    1986           49,000          100.0                371               367                0.07
101 Commerce Drive...........    1988           64,700          100.0                336               296                0.07
102 Commerce Drive...........    1987           38,400          100.0                187               185                0.04




201 Commerce Drive...........    1986           38,400          100.0                203               197                0.04


202 Commerce Drive...........    1988           51,200          100.0                268               268                0.05
1 Executive Drive............    1989           20,570          100.0                207               165                0.04
2 Executive Drive ...........    1988           60,800           75.5                403               394                0.08


101 Executive Drive..........    1990           29,355          100.0                254               205                0.05

102 Executive Drive..........    1990           64,000          100.0                372               319                0.07



225 Executive Drive..........    1990           50,600          100.0                318               300                0.06


                                                        2001
                                         2001        AVERAGE
                                      AVERAGE      EFFECTIVE    TENANTS LEASING 10% OR
                                    BASE RENT           RENT    MORE OF NET RENTABLE
PROPERTY                          PER SQ. FT.    PER SQ. FT.    AREA PER PROPERTY
LOCATION                            ($)(d)(f)      ($)(e)(f)    AS OF 12/31/01(f)
-----------------------------------------------------------------------------------------------------------------
BURLINGTON COUNTY, NEW JERSEY

BURLINGTON
3 Terri Lane.................            7.63           7.25    Tempel Steel Company (18%), ATC Group
                                                                Services Inc. (10%), General Service
                                                                Administrators (10%)
5 Terri Lane.................            8.57           8.21    United Rentals Inc. (22%), Lykes Dispensing
                                                                Systems Inc. (20%), West Electronics Inc. (12%)
MOORESTOWN
2 Commerce Drive.............            7.57           7.49    Computer Sciences Corporation (100%)
101 Commerce Drive...........            5.19           4.57    Beckett Corporation (100%)
102 Commerce Drive...........            4.87           4.82    Nelson Associates (25%), Compaq Computer
                                                                Company (13%), D&A Eastern Fasteners Inc.
                                                                (13%), Moorestown Weightlifting Club (13%),
                                                                Opex Corporation (13%), RGP Impressions Inc.
                                                                (13%), Transaction Payment Systems (10%)
201 Commerce Drive...........            5.29           5.13    Flow Thru Metals Inc. (25%), Franchise Stores
                                                                Realty Corp. (25%), RE/Com Group (25%),
                                                                Tropicana Products Inc. (25%)
202 Commerce Drive...........            5.23           5.23    Standard Register Co. (100%)
1 Executive Drive............           10.06           8.02    Bechtel Infrastructure Corp. (57%), T.T.I. (18%)
2 Executive Drive ...........            8.78           8.58    CSI Computer Specialists Inc. (32%), On-Campus
                                                                Marketing Concepts (16%), Nia Zia D/B/A Alpha
                                                                Academy (10%)
101 Executive Drive..........            8.65           6.98    Bayada Nurses Inc. (56%), Foundations Inc. (15%),
                                                                ABC Financial (10%), Bechtel Infrastructure Corp.
                                                                (10%)
102 Executive Drive..........            5.81           4.98    Comtrex Systems Corp. (29%), Kencom
                                                                Communications & Svcs. (21%), Schermerhorn
                                                                Bros. Co. (20%), Xermis Inc. (20%), Innovasystems
                                                                Inc. (10%)
225 Executive Drive..........            6.28           5.93    Eastern Research Inc. (77%), Langston 21, LLC
                                                                (14%)

                                PROPERTY LISTING

                             OFFICE/FLEX PROPERTIES
                                   (CONTINUED)

                                                                                                                         PERCENTAGE
                                                                                                                      OF TOTAL 2001
                                                                   PERCENTAGE                                               OFFICE,
                                                           NET         LEASED            2001              2001         OFFICE/FLEX
                                                      RENTABLE          AS OF            BASE         EFFECTIVE     AND INDUSTRIAL/
PROPERTY                                      YEAR        AREA       12/31/01            RENT              RENT           WAREHOUSE
LOCATION                                     BUILT   (SQ. FT.)         (%)(a)  ($000's)(b)(f)    ($000's)(d)(f)        BASE RENT(%)
-----------------------------------------------------------------------------------------------------------------------------------
97 Foster Road........................        1982      43,200          100.0             188               188                0.04

1507 Lancer Drive.....................        1995      32,700          100.0             139               130                0.03
1510 Lancer Drive.....................        1998      88,000          100.0             370               370                0.07
1245 North Church Street (g)..........        1998      52,810          100.0             252               252                0.05

1247 North Church Street (g)..........        1998      52,790          100.0             313               312                0.06


1256 North Church Street..............        1984      63,495          100.0             227               190                0.05

840 North Lenola Road.................        1995      38,300          100.0             218               198                0.04


844 North Lenola Road.................        1995      28,670          100.0             217               209                0.04

915 North Lenola Road.................        1998      52,488          100.0             261               261                0.05

2 Twosome Drive (g)...................        2000      48,600          100.0             265               265                0.05
30 Twosome Drive......................        1997      39,675           89.9             221               221                0.04



31 Twosome Drive (g)..................        1998      84,200          100.0             385               385                0.08

40 Twosome Drive......................        1996      40,265           93.4             267               263                0.05

41 Twosome Drive (g)..................        1998      43,050           89.2             259               259                0.05



50 Twosome Drive......................        1997      34,075           86.6             258               256                0.05

WEST DEPTFORD
1451 Metropolitan Drive...............        1996      21,600          100.0             148               148                0.03

MERCER COUNTY, NEW JERSEY


                                                                       2001
                                                        2001        AVERAGE
                                                     AVERAGE      EFFECTIVE    TENANTS LEASING 10% OR
                                                   BASE RENT           RENT    MORE OF NET RENTABLE
PROPERTY                                         PER SQ. FT.    PER SQ. FT.    AREA PER PROPERTY
LOCATION                                           ($)(d)(f)      ($)(e)(f)    AS OF 12/31/01(f)
----------------------------------------------------------------------------------------------------------------------------------
97 Foster Road........................                  4.35           4.35    Consumer Response Company Inc. (50%), Pioneer
                                                                               and Company Inc. (33%), Colornet Inc. (17%)
1507 Lancer Drive.....................                  4.25           3.98    Tad's Delivery Service Inc. (100%)
1510 Lancer Drive.....................                  4.20           4.20    Tad's Delivery Service Inc. (100%)
1245 North Church Street(g)...........                  6.99           6.99    Health Ink, LLC (38%), C&L Properties L.L.C.
                                                                               (35%), C&L Packaging Inc. (27%)
1247 North Church Street(g)...........                  8.69           8.66    Otis Elevator Company (23%), Dilks Agency Inc.
                                                                               (23%), Telesciences Inc. (17%), Spot-Coolers Inc.
                                                                               (14%)
1256 North Church Street..............                  3.58           2.99    Weiler Labeling Systems, Inc. (50%), James C.
                                                                               Anderson Associates (30%), Ketec Inc. (20%)
840 North Lenola Road.................                  5.69           5.17    Millar Elevator Service (31%), Omega Storage Inc.
                                                                               (31%), Payroll Associates (20%), Innovasystems
                                                                               Inc. (18%)
844 North Lenola Road.................                  7.57           7.29    Lockheed Martin Corp. (41%), Curbell Inc. (34%),
                                                                               James J. Martin Inc. (25%)
915 North Lenola Road.................                  4.97           4.97    Premier Percussion USA Inc. (37%), Vision Realty
                                                                               LLC (23%), Riley Sales Inc. (18%), United States
                                                                               Postal Service (13%)
2 Twosome Drive(g)....................                  7.99           7.99    Sterling Medical Services LLC (100%)
30 Twosome Drive......................                  6.20           6.20    Hartman Cards Inc. (28%), Commercial Office
                                                                               Furniture (24%), Aramark Sports Entertainment
                                                                               (14%), The Closet Factory (12%), C&L Packaging
                                                                               Inc. (12%)
31 Twosome Drive(g)...................                  5.20           5.20    Cort Furniture Rental Corp. (56%), Prism Color
                                                                               Corp. (44%)
40 Twosome Drive......................                  7.10           6.99    Neighborcare - TCI Inc. (49%), Marconi
                                                                               Communications Inc. (30%), Bellstar Inc. (14%)
41 Twosome Drive(g)...................                  7.67           7.67    Kit Industries Inc. (22%), Momentum Systems
                                                                               Limited (22%), DIA - Nielsen USA Inc. (11%),
                                                                               Harrington Robb Company (11%), S&S Specialty
                                                                               Products (11%), Williams Communications (11%)
50 Twosome Drive......................                  8.74           8.68    Wells Fargo Alarm Services (44%), Sussex Wine
                                                                               Merchants (42%)

WEST DEPTFORD
1451 Metropolitan Drive...............                  6.85           6.85    Garlock Bearings Inc. (100%)

MERCER COUNTY, NEW JERSEY

                                PROPERTY LISTING

                             OFFICE/FLEX PROPERTIES
                                   (CONTINUED)

                                                                                                                         PERCENTAGE
                                                                                                                      OF TOTAL 2001
                                                                   PERCENTAGE                                               OFFICE,
                                                           NET         LEASED            2001              2001         OFFICE/FLEX
                                                      RENTABLE          AS OF            BASE         EFFECTIVE     AND INDUSTRIAL/
PROPERTY                                      YEAR        AREA       12/31/01            RENT              RENT           WAREHOUSE
LOCATION                                     BUILT   (SQ. FT.)         (%)(a)  ($000's)(b)(f)    ($000's)(d)(f)        BASE RENT(%)
-----------------------------------------------------------------------------------------------------------------------------------
HAMILTON TOWNSHIP
100 Horizon Drive...................          1989      13,275          100.0             192               170                0.04
200 Horizon Drive...................          1991      45,770          100.0             475               457                0.10
300 Horizon Drive...................          1989      69,780           86.4           1,124             1,096                0.22


500 Horizon Drive...................          1990      41,205          100.0             349               326                0.07


MONMOUTH COUNTY, NEW JERSEY

WALL TOWNSHIP
1325 Campus Parkway.................          1988      35,000          100.0             466               435                0.09
1340 Campus Parkway.................          1992      72,502          100.0             856               729                0.17



1345 Campus Parkway.................          1995      76,300           62.6             744               736                0.15
1433 Highway 34.....................          1985      69,020           65.1             701               522                0.14

1320 Wyckoff Avenue.................          1986      20,336          100.0             176               166                0.04
1324 Wyckoff Avenue.................          1987      21,168          100.0             220               175                0.04


PASSAIC COUNTY, NEW JERSEY

TOTOWA
1 Center Court......................          1999      38,961          100.0             366               265                0.07


2 Center Court......................          1998      30,600           99.3             348               237                0.07

11 Commerce Way.....................          1989      47,025          100.0             507               434                0.10


20 Commerce Way.....................          1992      42,540           75.9             387               375                0.08

                                                                       2001
                                                        2001        AVERAGE
                                                     AVERAGE      EFFECTIVE    TENANTS LEASING 10% OR
                                                   BASE RENT           RENT    MORE OF NET RENTABLE
PROPERTY                                         PER SQ. FT.    PER SQ. FT.    AREA PER PROPERTY
LOCATION                                           ($)(d)(f)      ($)(e)(f)    AS OF 12/31/01(f)
----------------------------------------------------------------------------------------------------------------------------------
HAMILTON TOWNSHIP
100 Horizon Drive...................                   14.46          12.81    PSEG Energy Technologies Inc. (100%)
200 Horizon Drive...................                   10.38           9.98    O.H.M. Remediation Services Corp. (100%)
300 Horizon Drive...................                   18.64          18.18    State of New Jersey/DEP (50%), Lucent
                                                                               Technologies Inc. (26%), Stephen Gould of
                                                                               Pennsylvania (10%)
500 Horizon Drive...................                    8.47           7.91    Yardville National Bank (42%), Lakeview Child
                                                                               Center Inc. (19%), New Jersey Builders Assoc.
                                                                               (14%), Diedre Moire Corp. (11%)
MONMOUTH COUNTY, NEW JERSEY

WALL TOWNSHIP
1325 Campus Parkway.................                   13.31          12.43    Cisco Systems Inc. (100%)
1340 Campus Parkway.................                   11.81          10.05    Groundwater & Environmental Services Inc. (33%),
                                                                               GEAC Computers Inc. (22%), State Farm Mutual
                                                                               Insurance (17%), Association For Retarded Citizens
                                                                               (11%), Digital Lightwave, Inc. (11%)
1345 Campus Parkway.................                   15.58          15.41    Quadramed Corp. (24%), De Vine Corp. (11%)
1433 Highway 34.....................                   15.60          11.62    State Farm Mutual Insurance Co. (48%), Applied
                                                                               Image Inc. (11%)
1320 Wyckoff Avenue.................                    8.65           8.16    The County of Monmouth (100%)
1324 Wyckoff Avenue.................                   10.39           8.27    Blackhawk Management Corp. (53%), Systems
                                                                               Fulfillment (25%), Supply Saver, Inc. (22%)

PASSAIC COUNTY, NEW JERSEY

TOTOWA
1 Center Court......................                    9.39           6.80    Rock-Tenn Converting Company (46%), Eizo
                                                                               Nanao Technologies Inc. (38%), Onyx Waste
                                                                               Services Inc. (16%)
2 Center Court......................                   11.45           7.80    Nomadic Display (36%), Electro Rent Corp. (33%),
                                                                               Alpine Electronics of America (30%)
11 Commerce Way.....................                   10.78           9.23    Coram Alternative Site Services (56%), D.A. Kopp
                                                                               & Associates Inc. (22%), Gentiva Health Services
                                                                               (22%)
20 Commerce Way.....................                   11.99          11.61    Lodan Totowa Inc. F/K/A Emersub (62%), Dish
                                                                               Network Service

                                PROPERTY LISTING

                             OFFICE/FLEX PROPERTIES
                                   (CONTINUED)

                                                                                                                         PERCENTAGE
                                                                                                                      OF TOTAL 2001
                                                                   PERCENTAGE                                               OFFICE,
                                                           NET         LEASED            2001              2001         OFFICE/FLEX
                                                      RENTABLE          AS OF            BASE         EFFECTIVE     AND INDUSTRIAL/
PROPERTY                                      YEAR        AREA       12/31/01            RENT              RENT           WAREHOUSE
LOCATION                                     BUILT   (SQ. FT.)         (%)(a)  ($000's)(b)(f)    ($000's)(d)(f)        BASE RENT(%)
-----------------------------------------------------------------------------------------------------------------------------------
29 Commerce Way.....................          1990      48,930          100.0             285               236                0.06

40 Commerce Way.....................          1987      50,576          100.0             512               422                0.10


45 Commerce Way.....................          1992      51,207          100.0             502               461                0.10

60 Commerce Way.....................          1988      50,333           83.2             483               416                0.10


80 Commerce Way.....................          1996      22,500          100.0             282               174                0.06


100 Commerce Way....................          1996      24,600          100.0             308               190                0.06

120 Commerce Way....................          1994       9,024           99.6             100                95                0.02

140 Commerce Way....................          1994      26,881           99.6             298               285                0.06




-----------------------------------------------------------------------------------------------------------------------------------
TOTAL NEW JERSEY OFFICE/FLEX                         2,277,531           93.4          17,415            15,795                3.45
-----------------------------------------------------------------------------------------------------------------------------------

WESTCHESTER COUNTY, NEW YORK

ELMSFORD
11 Clearbrook Road..................          1974      31,800          100.0             384               379                0.08


75 Clearbrook Road..................          1990      32,720          100.0             816               816                0.16
150 Clearbrook Road.................          1975      74,900          100.0           1,095             1,049                0.22


175 Clearbrook Road.................          1973      98,900           98.5           1,492             1,429                0.30

200 Clearbrook Road.................          1974      94,000           99.8           1,209             1,137                0.24

                                                                       2001
                                                        2001        AVERAGE
                                                     AVERAGE      EFFECTIVE    TENANTS LEASING 10% OR
                                                   BASE RENT           RENT    MORE OF NET RENTABLE
PROPERTY                                         PER SQ. FT.    PER SQ. FT.    AREA PER PROPERTY
LOCATION                                           ($)(d)(f)      ($)(e)(f)    AS OF 12/31/01(f)
----------------------------------------------------------------------------------------------------------------------------------
29 Commerce Way.....................                    5.82           4.82    ADT Security Services Inc. (55%), Patterson Dental
                                                                               Supply Inc. (23%), Fujitec America Inc. (22%)
40 Commerce Way.....................                   10.12           8.34    Thales Components Corporation (43%), Intertek
                                                                               Testing Services Inc. (29%), System 3R USA Inc.
                                                                               (14%), Pitney Bowes Inc. (14%)
45 Commerce Way.....................                    9.80           9.00    Ericsson Inc. (52%), Woodward Clyde Consultants
                                                                               (27%), Oakwood Corporate Housing (21%)
60 Commerce Way.....................                   11.53           9.93    Jen Mar Graphics Inc. (27%), Dolan & Traynor
                                                                               Building Prod (16%), Prestige Telecom Ltd. (14%),
                                                                               HW Exhibits (14%), Bearings Ltd. (12%)
80 Commerce Way.....................                   12.53           7.73    Learning Stop LLC (40%), Idexx Veterinary
                                                                               Services (37%), Inter-American Safety Council
                                                                               (12%), Haas Publishing Companies (11%)
100 Commerce Way....................                   12.52           7.72    Geri Script LLC (34%), Minolta Business Systems
                                                                               Inc. (34%), CCH Incorporated (32%)
120 Commerce Way....................                   11.13          10.57    Senior Care Centers of America (62%), Showa Tool
                                                                               USA Inc. (19%), Telsource Corporation (19%)
140 Commerce Way....................                   11.13          10.64    Universal Hospital Services (36%), Advanced
                                                                               Image Systems Inc. (25%), Alpha Testing
                                                                               Laboratories (13%), Holder Group Inc. (13%),
                                                                               Dairygold (12%)

----------------------------------------------------------------------------------------------------------------------------------
TOTAL NEW JERSEY OFFICE/FLEX                            8.41           7.65
----------------------------------------------------------------------------------------------------------------------------------

WESTCHESTER COUNTY, NEW YORK

ELMSFORD
11 Clearbrook Road..................                   12.08          11.92    Eastern Jungle Gym Inc. (27%), MCS Marketing
                                                                               Group Inc. (24%), Treetops Inc. (21%), Portables
                                                                               Unlimited Inc. (14%), Karate Kat Inc. (14%)
75 Clearbrook Road..................                   24.94          24.94    Evening Out Inc. (100%)
150 Clearbrook Road.................                   14.62          14.01    Sportive Ventures I LLC (24%), Philips Medical
                                                                               Systems N.A. (18%), Transwestern Publications
                                                                               (12%), ADT Security Services Inc. (11%)
175 Clearbrook Road.................                   15.32          14.67    Nextel of New York Inc. (35%), Hypres Inc. (15%),
                                                                               Perk-Up Inc. (10%)
200 Clearbrook Road.................                   12.89          12.12    Brunschwig & Fils Inc. (39%), Proftech Corp (20%)

                                PROPERTY LISTING

                             OFFICE/FLEX PROPERTIES
                                   (CONTINUED)

                                                                                                                         PERCENTAGE
                                                                                                                      OF TOTAL 2001
                                                                   PERCENTAGE                                               OFFICE,
                                                           NET         LEASED            2001              2001         OFFICE/FLEX
                                                      RENTABLE          AS OF            BASE         EFFECTIVE     AND INDUSTRIAL/
PROPERTY                                      YEAR        AREA       12/31/01            RENT              RENT           WAREHOUSE
LOCATION                                     BUILT   (SQ. FT.)         (%)(a)  ($000's)(b)(f)    ($000's)(d)(f)        BASE RENT(%)
-----------------------------------------------------------------------------------------------------------------------------------
250 Clearbrook Road.................          1973     155,000           94.5           1,340             1,281                0.27



50 Executive Boulevard..............          1969      45,200           75.8             265               256                0.05
77 Executive Boulevard..............          1977      13,000          100.0             126               122                0.03


85 Executive Boulevard..............          1968      31,000           99.4             432               423                0.09


300 Executive Boulevard.............          1970      60,000           99.7             633               595                0.13


350 Executive Boulevard.............          1970      15,400           98.8             263               262                0.05
399 Executive Boulevard.............          1962      80,000          100.0             965               928                0.19


400 Executive Boulevard.............          1970      42,200          100.0             656               602                0.13


500 Executive Boulevard.............          1970      41,600          100.0             647               604                0.13


525 Executive Boulevard.............          1972      61,700          100.0             894               865                0.18


1 Westchester Plaza.................          1967      25,000          100.0             307               289                0.06


2 Westchester Plaza.................          1968      25,000          100.0             452               441                0.09


3 Westchester Plaza.................          1969      93,500          100.0           1,405             1,383                0.28


4 Westchester Plaza.................          1969      44,700           99.8             627               600                0.12

5 Westchester Plaza.................          1969      20,000          100.0             277               272                0.06



6 Westchester Plaza.................          1968      20,000          100.0             312               291                0.06


                                                                       2001
                                                        2001        AVERAGE
                                                     AVERAGE      EFFECTIVE    TENANTS LEASING 10% OR
                                                   BASE RENT           RENT    MORE OF NET RENTABLE
PROPERTY                                         PER SQ. FT.    PER SQ. FT.    AREA PER PROPERTY
LOCATION                                           ($)(d)(f)      ($)(e)(f)    AS OF 12/31/01(f)
----------------------------------------------------------------------------------------------------------------------------------
250 Clearbrook Road.................                    9.15           8.75    AFP Imaging Corp (31%), The Artina Group Inc. (14%),
                                                                               Prints Plus Inc. (13%), Conri Services Inc. (13%),
                                                                               Merrill-Sharpe Ltd (10%)

50 Executive Boulevard..............                    7.73           7.47    MMO Music Group (74%)
77 Executive Boulevard..............                    9.69           9.38    Bright Horizons Children Center (55%), Richmonds
                                                                               Childrens Center Inc. (45%)

85 Executive Boulevard..............                   14.02          13.73    VREX Inc. (49%), Westhab Inc. (32%), Wald Optics
                                                                               Laboratory Inc. (13%)

300 Executive Boulevard.............                   10.58           9.95    Princeton Ski Outlet Corp. (57%), Varta Batteries
                                                                               Inc. (31%), Infovalue Computing Inc. (12%)

350 Executive Boulevard.............                   17.29          17.22    Fujitsu Network Communication (99%)
399 Executive Boulevard.............                   12.06          11.60    American Banknote Holographic (72%), Game Sportswear
                                                                               Ltd (28%)

400 Executive Boulevard.............                   15.55          14.27    Baker Engineering NY, Inc. (39%), Ultra Fabrics Inc.
                                                                               (25%), Blum Promotions and Display (10%)

500 Executive Boulevard.............                   15.55          14.52    Original Consume (36%), Thyssen Krupp Elevator Corp.
                                                                               (16%), Angelica Corporation (16%), Olympia Sports
                                                                               Inc. (13%), Philips Medical Systems N.A. (13%)

525 Executive Boulevard.............                   14.49          14.02    Vie De France Yamazaki Inc. (59%), New York Blood
                                                                               Center Inc. (21%)

1 Westchester Plaza.................                   12.28          11.56    British Apparel (40%), Thin Film Concepts Inc. (20%),
                                                                               RS Knapp (20%), JT Lynne Representatives (20%)

2 Westchester Plaza.................                   18.08          17.64    Board of Cooperative Education (80%), Kin-Tronics
                                                                               (10%), Squires Productions Inc. (10%)

3 Westchester Plaza.................                   15.03          14.79    Reveo Inc. (51%), Kangol Headwear (28%), Esperya USA
                                                                               Inc. (12%)

4 Westchester Plaza.................                   14.05          13.45    Metropolitan Life Insurance (38%), Marconi Applied
                                                                               Technologies (34%)
5 Westchester Plaza.................                   13.85          13.60    Apria Healthcare Inc. (38%), Rokonet Industries USA
                                                                               Inc. (25%), UA Plumbers Education Fund (25%), BBA
                                                                               Project Inc. (12%)

6 Westchester Plaza.................                   15.60          14.55    Pinkerton Systems Integration (28%), Xerox
                                                                               Corporation (28%), Game Parts Inc. (24%),
                                                                               Girard Rubber Co. (12%)

                                PROPERTY LISTING

                             OFFICE/FLEX PROPERTIES
                                   (CONTINUED)

                                                                                                                         PERCENTAGE
                                                                                                                      OF TOTAL 2001
                                                                   PERCENTAGE                                               OFFICE,
                                                           NET         LEASED            2001              2001         OFFICE/FLEX
                                                      RENTABLE          AS OF            BASE         EFFECTIVE     AND INDUSTRIAL/
PROPERTY                                      YEAR        AREA       12/31/01            RENT              RENT           WAREHOUSE
LOCATION                                     BUILT   (SQ. FT.)         (%)(a)  ($000's)(b)(f)    ($000's)(d)(f)        BASE RENT(%)
-----------------------------------------------------------------------------------------------------------------------------------
7 Westchester Plaza.................          1972      46,200          100.0             652               646                0.13


8 Westchester Plaza.................          1971      67,200          100.0             864               766                0.17


HAWTHORNE
200 Saw Mill River Road.............          1965      51,100          100.0             656               622                0.13




4 Skyline Drive.....................          1987      80,600          100.0           1,405             1,286                0.28
5 Skyline Drive (g).................          1980     124,022          100.0             657               657                0.13


6 Skyline Drive (g).................          1980      44,155          100.0             290               290                0.06


8 Skyline Drive.....................          1985      50,000           98.7             618               487                0.12

10 Skyline Drive....................          1985      20,000          100.0             285               263                0.06

11 Skyline Drive....................          1989      45,000          100.0             724               674                0.14
12 Skyline Drive....................          1999      46,850          100.0             806               633                0.16


15 Skyline Drive....................          1989      55,000          100.0             966               843                0.19


YONKERS
100 Corporate Boulevard.............          1987      78,000           98.2           1,384             1,307                0.28



200 Corporate Boulevard South.......          1990      84,000           99.8           1,377             1,348                0.27



4 Executive Plaza...................          1986      80,000           99.0             939               867                0.19


6 Executive Plaza...................          1987      80,000           98.7           1,184             1,162                0.24


                                                                       2001
                                                        2001        AVERAGE
                                                     AVERAGE      EFFECTIVE    TENANTS LEASING 10% OR
                                                   BASE RENT           RENT    MORE OF NET RENTABLE
PROPERTY                                         PER SQ. FT.    PER SQ. FT.    AREA PER PROPERTY
LOCATION                                           ($)(d)(f)      ($)(e)(f)    AS OF 12/31/01(f)
----------------------------------------------------------------------------------------------------------------------------------
7 Westchester Plaza.................                   14.11          13.98    Emigrant Savings Bank (69%), Fire End Croker Corp.
                                                                               (27%)

8 Westchester Plaza.................                   12.86          11.40    Mamiya America Corp. (24%), Ciba Specialty Chemicals
                                                                               Corp. (17%), Kubra Data Transfer Ltd. (15%)

HAWTHORNE
200 Saw Mill River Road.............                   12.84          12.17    Walter DeGruyter Inc. (21%), Abscoa Industries Inc.
                                                                               (18%), TJ Quatroni Plumbing and Heat (17%),
                                                                               Cablevision Lighpath Inc. (12%), SI International
                                                                               Instruments Inc. (10%)

4 Skyline Drive.....................                   17.43          15.96    Alstom USA Inc. (33%), Evonyx Inc. (23%)
5 Skyline Drive (g).................                   12.81          12.81    Taro Pharmaceuticals USA Inc. (75%), Westco Closet
                                                                               Corp. (20%)

6 Skyline Drive (g).................                   15.88          15.88    Evonyx Inc. (73%), Anvik Corporation (27%)
8 Skyline Drive.....................                   12.52           9.87    Ameriquest Mortgage Company (51%), Evonyx Inc. (29%),
                                                                               Minolta Business Solutions Inc. (20%)

10 Skyline Drive....................                   14.25          13.15    Bi-Tronic Inc/LCA Sales Corp. (51%), Phoenix Systems
                                                                               Int'l (32%), ENSR Corp. (17%)
11 Skyline Drive....................                   16.09          14.98    Xand Corporation (100%)
12 Skyline Drive....................                   17.20          13.51    Creative Visual Enterprises (38%), Medelec Inc.
                                                                               (32%), Savin Corporation (30%)

15 Skyline Drive....................                   17.56          15.33    Accorda Therapeutics Inc. (54%), Tellabs Operations
                                                                               Inc. (46%)

YONKERS
100 Corporate Boulevard.............                   18.07          17.06    Montefiore Medical Center (28%), Sempra Energy
                                                                               Trading Corp. (13%), Minami International Corp.
                                                                               (12%), Otis Elevator Company (11%), Genzyme Genetics
                                                                               Corp. (11%)
200 Corporate Boulevard South.......                   16.43          16.08    Belmay Inc. (32%), Montefiore Medical Center (23%),
                                                                               Advanced Viral Research Corp. (20%), Micromold
                                                                               Products Inc. (10%)

4 Executive Plaza...................                   11.86          10.95    Wise Contact US Optical Corp. (35%), E&B Giftware
                                                                               Inc. (22%), TT Systems LLC (10%)

6 Executive Plaza...................                   14.99          14.72    CSC Holdings Inc. (52%), Yonkers Savings & Loan
                                                                               Assoc. (11%), Empire Managed Care Inc. (10%)

                                PROPERTY LISTING

                             OFFICE/FLEX PROPERTIES
                                   (CONTINUED)

                                                                                                                         PERCENTAGE
                                                                                                                      OF TOTAL 2001
                                                                   PERCENTAGE                                               OFFICE,
                                                           NET         LEASED            2001              2001         OFFICE/FLEX
                                                      RENTABLE          AS OF            BASE         EFFECTIVE     AND INDUSTRIAL/
PROPERTY                                      YEAR        AREA       12/31/01            RENT              RENT           WAREHOUSE
LOCATION                                     BUILT   (SQ. FT.)         (%)(a)  ($000's)(b)(f)    ($000's)(d)(f)        BASE RENT(%)
-----------------------------------------------------------------------------------------------------------------------------------
1 Odell Plaza.......................          1980     106,000           90.8           1,217             1,166                0.24


5 Odell Plaza.......................          1983      38,400           99.6             599               577                0.12


7 Odell Plaza.......................          1984      42,600           95.9             657               650                0.13


-----------------------------------------------------------------------------------------------------------------------------------
TOTAL NEW YORK OFFICE/FLEX                           2,244,747           98.3          29,877            28,268                5.96
-----------------------------------------------------------------------------------------------------------------------------------

FAIRFIELD COUNTY, CONNECTICUT

STAMFORD
419 West Avenue.....................          1986      88,000           99.7           1,282             1,233                0.26


500 West Avenue.....................          1988      25,000           74.9             349               294                0.07


550 West Avenue.....................          1990      54,000          100.0             808               685                0.16


600 West Avenue.....................          1999      66,000          100.0             826               789                0.16
650 West Avenue.....................          1998      40,000          100.0             173                61                0.03

-----------------------------------------------------------------------------------------------------------------------------------
TOTAL CONNECTICUT OFFICE/FLEX                          273,000           97.6           3,438             3,062                0.68
-----------------------------------------------------------------------------------------------------------------------------------

TOTAL OFFICE/FLEX PROPERTIES                         4,795,278           96.0          50,730            47,125               10.09
===================================================================================================================================

                                                                       2001
                                                        2001        AVERAGE
                                                     AVERAGE      EFFECTIVE    TENANTS LEASING 10% OR
                                                   BASE RENT           RENT    MORE OF NET RENTABLE
PROPERTY                                         PER SQ. FT.    PER SQ. FT.    AREA PER PROPERTY
LOCATION                                           ($)(d)(f)      ($)(e)(f)    AS OF 12/31/01(f)
-----------------------------------------------------------------------------------------------------------------------------------
1 Odell Plaza.......................                   12.64          12.11    Sportive Ventures 2 LLC (19%), Market Dynamics Group
                                                                               LLC (11%)

5 Odell Plaza.......................                   15.66          15.09    Voyetra Technologies Inc. (44%), Photo File Inc.
                                                                               (34%), The New Geri Care of Yonkers (22%)

7 Odell Plaza.......................                   16.08          15.91    US Postal Service (41%), TT Systems Corp. (24%),
                                                                               Bright Horizons Childrens Center (16%)

-----------------------------------------------------------------------------------------------------------------------------------
TOTAL NEW YORK OFFICE/FLEX                             14.14          13.41
-----------------------------------------------------------------------------------------------------------------------------------

FAIRFIELD COUNTY, CONNECTICUT

STAMFORD
419 West Avenue.....................                   14.61          14.05    Fuji Medical Systems USA Inc. (90%), Instill and
                                                                               Company Inc. (10%)

500 West Avenue.....................                   18.64          15.70    Lead Trackers Inc. (47%), Inter Tel Technologies Inc.
                                                                               (17%), M Cohen and Sons Inc. (11%)

550 West Avenue.....................                   14.96          12.69    Lifecodes Corp. (68%), Davidoff of Geneva (CT) Inc.
                                                                               (32%)

600 West Avenue.....................                   12.52          11.95    Clarence House Imports, Ltd (100%)
650 West Avenue.....................                    4.33           1.53    Davidoff of Geneva (CT) Inc. (100%)

-----------------------------------------------------------------------------------------------------------------------------------
TOTAL CONNECTICUT OFFICE/FLEX                          12.90          11.49
-----------------------------------------------------------------------------------------------------------------------------------

TOTAL OFFICE/FLEX PROPERTIES                           11.42          10.64
===================================================================================================================================

                                PROPERTY LISTING

                         INDUSTRIAL/WAREHOUSE PROPERTIES

                                                                                                                         PERCENTAGE
                                                                                                                      OF TOTAL 2001
                                                                    PERCENTAGE                                              OFFICE,
                                                            NET         LEASED             2001              2001       OFFICE/FLEX
                                                       RENTABLE          AS OF             BASE         EFFECTIVE   AND INDUSTRIAL/
PROPERTY                                     YEAR          AREA       12/31/01             RENT              RENT         WAREHOUSE
LOCATION                                    BUILT     (SQ. FT.)         (%)(a)   ($000's)(b)(f)    ($000's)(c)(f)      BASE RENT(%)
-----------------------------------------------------------------------------------------------------------------------------------
WESTCHESTER COUNTY, NEW YORK

ELMSFORD
1 Warehouse Lane........................     1957         6,600          100.0               71                71              0.01
2 Warehouse Lane........................     1957        10,900           96.3              134               127              0.03

3 Warehouse Lane........................     1957        77,200          100.0              290               279              0.06
4 Warehouse Lane........................     1957       195,500           97.4            1,941             1,890              0.40

5 Warehouse Lane........................     1957        75,100           97.1              776               668              0.15

6 Warehouse Lane........................     1982        22,100          100.0              511               509              0.10

-----------------------------------------------------------------------------------------------------------------------------------
TOTAL INDUSTRIAL/WAREHOUSE PROPERTIES                   387,400           98.0            3,723             3,544              0.75
-----------------------------------------------------------------------------------------------------------------------------------

TOTAL OFFICE, OFFICE/FLEX,
 AND INDUSTRIAL/WAREHOUSE
 PROPERTIES                                          26,965,840           94.6          502,018           478,733             100.0
===================================================================================================================================


                                                                    2001
                                                     2001        AVERAGE
                                                  AVERAGE      EFFECTIVE    TENANTS LEASING 10% OR
                                                BASE RENT           RENT    MORE OF NET RENTABLE
PROPERTY                                      PER SQ. FT.    PER SQ. FT.    AREA PER PROPERTY
LOCATION                                        ($)(d)(f)      ($)(e)(f)    AS OF 12/31/01(f)
------------------------------------------------------------------------------------------------------------------------------------
WESTCHESTER COUNTY, NEW YORK

ELMSFORD
1 Warehouse Lane........................            10.76          10.76    JP Trucking Service Center Inc. (100%)
2 Warehouse Lane........................            12.77          12.10    RJ Bruno Roofing Inc. (55%), Teleport Communications
                                                                            Group (41%)
3 Warehouse Lane........................             3.76           3.61    United Parcel Service (100%)
4 Warehouse Lane........................            10.19           9.93    San Mar Laboratories Inc. (63%), Westinghouse Air
                                                                            Brake Co. Inc. (14%)
5 Warehouse Lane........................            10.64           9.16    Great Spring Waters of America (48%), Chamart
                                                                            Exclusives Inc. (16%), Mallory Kotzen Tire Company (11%)
6 Warehouse Lane........................            23.12          23.03    Conway Central Express (100%)

------------------------------------------------------------------------------------------------------------------------------------
TOTAL INDUSTRIAL/WAREHOUSE PROPERTIES                9.80           9.33
------------------------------------------------------------------------------------------------------------------------------------

TOTAL OFFICE, OFFICE/FLEX,
 AND INDUSTRIAL/WAREHOUSE
 PROPERTIES                                         20.00          19.08
====================================================================================================================================

(a)   Based on all leases in effect as of December 31, 2001.
(b) Total base rent for 2001, determined in accordance with generally accepted accounting principles ("GAAP"). Substantially all of the leases provide for annual base rents plus recoveries and escalation charges based upon the tenant's proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass through of charges for electrical usage.
(c) Total base rent for 2001 minus total 2001 amortization of tenant improvements, leasing commissions and other concessions and costs, determined in accordance with GAAP.
(d) Base rent for 2001 divided by net rentable square feet leased at December 31, 2001. For those properties acquired or placed in service during 2001, amounts are annualized, as per Note g.
(e) Effective rent for 2001 divided by net rentable square feet leased at December 31, 2001. For those properties acquired or placed in service during 2001, amounts are annualized, as per Note g.
(f)   Excludes space leased by the Operating Partnership.
(g) As this property was acquired or placed in service by the Operating Partnership during 2001, the amounts represented in 2001 base rent and 2001 effective rent reflect only that portion of the year during which the Operating Partnership owned or placed the property in service. Accordingly, these amounts may not be indicative of the property's full year results. For comparison purposes, the amounts represented in 2001 average base rent per sq. ft. and 2001 average effective rent per sq. ft. for this property have been calculated by taking 2001 base rent and 2001 effective rent for such property and annualizing these partial-year results, dividing such annualized amounts by the net rentable square feet leased at December 31, 2001. These annualized per square foot amounts may not be indicative of the property's results had the Operating Partnership owned or placed such property in service for the entirety of 2001.
(h)   The property was sold by the Operating Partnership in 2001.
(i)   Calculation based on square feet in service as of December 31, 2001.
(j) The Operating Partnership constructed an expansion to this building increasing its size by 31,000 square feet.
(k) Property is excluded from weighted average percentage leased as it was an in-service development property as of December 31, 2001. Had these properties been included, weighted average percentage leased for total office, office/flex, and industrial/warehouse properties would be 94.1 percent.

RETAIL PROPERTIES

The Operating Partnership owned two stand-alone retail properties as of December 31, 2001, as described below:

The Operating Partnership owns an 8,000 square foot restaurant, constructed in 1986, located at 2 Executive Plaza in the South Westchester Executive Park in Yonkers, Westchester County, New York. The restaurant is 100 percent leased to Benni's LLC for use as a Bennigan's restaurant under a 16-year lease. The lease currently provides for fixed annual base rent of $175,000, with fully-reimbursed real estate taxes, and operating expenses escalated based on the consumer price index ("CPI") over a base year CPI. The lease, which commenced in December 2001 and expires in December 2017, includes scheduled rent increases in January 2003 to approximately $205,000 annually, in January 2006 to approximately $225,000 annually, in January 2010 to approximately $248,000 annually, and in January 2014 to approximately $273,000 annually. The lease also provides for additional rent calculated as a percentage of sales over a specified sales amount, as well as for two five-year renewal options. 2001 total base rent for the property, calculated in accordance with GAAP, was approximately $13,497.

The Operating Partnership also owns a 9,300 square foot restaurant, constructed in 1984, located at 230 White Plains Road, Tarrytown, Westchester County, New York. The restaurant is 100 percent leased to TGI Friday's under a 10-year lease which provides for fixed annual base rent of approximately $195,000, with fully-reimbursed real estate taxes, and operating expenses escalated based on CPI over a base year CPI. The lease, which expires in August 2004, also provides for additional rent calculated as a percentage of sales over a specified sales amount, as well as for four five-year renewal options. 2001 total base rent for the property, calculated in accordance with GAAP, was approximately $195,000.

LAND LEASES

The Operating Partnership owned three land parcels, which were leased as of December 31, 2001, as described below:

The Operating Partnership leases land to Star Enterprises, on which a 2,264 square-foot Texaco gas station was constructed, located at 1 Enterprise Boulevard in Yonkers, Westchester County, New York. The 15-year, triple-net land lease provides for annual rent of approximately $145,000 and expires in April 2005. The lease also provides for two five-year renewal options. 2001 total base rent under this lease, calculated in accordance with GAAP, was approximately $143,972.

The Operating Partnership also leases five acres of land to Rake Realty, on which a 103,500 square-foot office building exists, located at 700 Executive Boulevard, Elmsford, Westchester County, New York. The 22-year, triple-net land lease provides for fixed annual rent plus a CPI adjustment every five years, and expires in November 2018. 2001 total base rent under this lease, calculated in accordance with GAAP, was approximately $114,276. The lease also provides for several renewal options which could extend the lease term for an additional 30 years.

The Operating Partnership also leases 27.7 acres of land to Home Depot, on which a 134,000 square-foot retail store was constructed, located at the Operating Partnership's Horizon Center Business Park, Hamilton Township, Mercer County, New Jersey. The net lease, which began on February 1, 1999, provides for annual rent of approximately $298,000 through the fifth year of the lease and fixed annual rent plus a CPI adjustment every five years for the years thereafter and expires in January 2094. The lease also provides an option for Home Depot to purchase the land in 2002. 2001 total base rent under this lease, calculated in accordance with GAAP, was approximately $260,750.

MULTI-FAMILY RESIDENTIAL PROPERTY

The Operating Partnership owned a multi-family residential property as of December 31, 2001, as well as sold a multi-family residential property in 2001, as described below:

25 MARTINE AVENUE, WHITE PLAINS, WESTCHESTER COUNTY, NEW YORK: The Operating Partnership's multi-family residential property, known as 25 Martine Avenue, was built in 1987. The property contains 124 residential units, comprised of 18 studio units, 71 one-bedroom units and 35 two-bedroom units, with an average size of approximately 722 square feet per unit. The property had an average monthly rental rate of approximately $1,572 per unit during 2001 and was 97.0 percent leased as of December 31, 2001. The property also has retail space. The property had 2001 total base rent of approximately $2.4 million, which represented approximately 0.5 percent of the Operating Partnership's 2001 total base rent. The average occupancy rate for the property in each of 2001, 2000 and 1999 was 97.0 percent, 96.5 percent and 96.8 percent, respectively. In January 2002, the Operating Partnership sold this property for net sales proceeds of approximately $17.8 million.

TENBY CHASE APARTMENTS, DELRAN, BURLINGTON COUNTY, NEW JERSEY: During 2001, the Operating Partnership owned the Tenby Chase Apartments, a 327-unit, multi-family residential property located in Delran, Burlington County, New Jersey, which was sold on June 21, 2001. During 2001, the Operating Partnership recognized approximately $1.4 million in total base rent from the property.

OCCUPANCY

The table below sets forth the year-end percentages of rentable square feet leased in the Operating Partnership's in-service Consolidated Properties for the last five years:

                                                    Percentage of
          Year ended December 31,          Square Feet Leased (%)
          --------------------------------------------------------
          2001                                               94.6

          2000                                               96.8

          1999                                               96.5

          1998                                               96.6

          1997                                               95.8

SIGNIFICANT TENANTS

The following table sets forth a schedule of the Operating Partnership's 20 largest tenants for the Consolidated Properties as of December 31, 2001, based upon annualized base rents:

                                                                        PERCENTAGE OF
                                                                            OPERATING                     PERCENTAGE
                                                        ANNUALIZED        PARTNERSHIP      SQUARE    TOTAL OPERATING       YEAR OF
                                      NUMBER OF        BASE RENTAL    ANNUALIZED BASE        FEET        PARTNERSHIP         LEASE
                                     PROPERTIES      REVENUE($)(a)  RENTAL REVENUE(%)      LEASED  LEASED SQ. FT.(%)    EXPIRATION
----------------------------------------------------------------------------------------------------------------------------------
AT&T Wireless Services                        2          9,819,454                2.0     395,955                1.6       2007(b)
Donaldson, Lufkin & Jenrette
  Securities Corp.                            1          8,317,176                1.7     271,953                1.1       2011
AT&T Corporation                              2          7,268,746                1.5     450,278                1.8       2009(c)
Keystone Mercy Health Plan                    2          7,017,899                1.4     303,149                1.2       2015
Prentice-Hall Inc.                            1          6,744,495                1.4     474,801                1.9       2014
IBM Corporation                               3          6,390,275                1.3     361,688                1.4       2007(d)
Nabisco Inc.                                  3          6,066,357                1.2     340,746                1.4       2006(e)
Toys 'R' Us - NJ, Inc.                        1          5,342,672                1.1     242,518                1.0       2012
Waterhouse Securities, Inc.                   1          5,314,805                1.1     184,222                0.7       2015
American Institute of Certified
  Public Accountants                          1          4,981,357                1.0     249,768                1.0       2012
CMP Media Inc.                                1          4,817,298                1.0     237,274                0.9       2014
Allstate Insurance Company                    9          4,798,224                1.0     224,321                0.9       2009(f)
Winston & Strawn                              1          4,472,348                0.9     108,100                0.4       2003
Dean Witter Trust Company                     1          4,319,508                0.9     221,019                0.9       2008
Morgan Stanley Dean Witter, Inc.              5          4,025,077                0.8     163,253                0.7       2010(g)
Move.com Operations, Inc.                     1          3,891,597                0.8      94,917                0.4       2006
Regus Business Centre Corp.                   3          3,671,129                0.8     107,608                0.4       2011(h)
Bank of Tokyo - Mitsubishi Ltd.               1          3,378,923                0.7     137,076                0.5       2009
KPMG, LLP                                     2          3,313,701                0.7     142,317                0.6       2012(i)
BT Harborside                                 1          3,272,500                0.7     385,000                1.5       2003
----------------------------------------------------------------------------------------------------------------------------------

Totals                                                 107,223,541               22.0   5,095,963               20.3
==================================================================================================================================

(a) Annualized base rental revenue is based on actual December 2001 billings times 12. For leases whose rent commences after January 1, 2002, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(b) 12,150 square feet expire September 2004; 345,799 square feet expire March 2007; 38,006 square feet expire June 2007.
(c)   63,278 square feet expire May 2004; 387,000 square feet expire January
      2009.
(d) 28,289 square feet expire January 2005; 85,000 square feet expire December 2005; 248,399 square feet expire December 2007.
(e) 300,378 square feet expire December 2005; 40,368 square feet expire March 2006.
(f) 18,882 square feet expire April 2003; 4,398 square feet expire January 2004; 36,305 square feet expire January 2005; 23,024 square feet expire October 2005; 22,444 square feet expire July 2006; 6,108 square feet expire August 2006; 70,517 square feet expire June 2007; 31,143 square feet expire April 2008; 11,500 square feet expire April 2009.
(g) 7,500 square feet expire September 2003; 18,539 square feet expire April 2005; 85,151 square feet expire February 2008; 19,500 square feet expire June 2008; 7,000 square feet expire October 2009; 25,563 square feet expire January 2010.
(h) 27,803 square feet expire January 2011; 38,930 square feet expire April 2011; 40,875 square feet expire June 2011.
(i) 15,113 square feet expire September 2002; 57,204 square feet expire July 2007; 70,000 square feet expire September 2012.

SCHEDULE OF LEASE EXPIRATIONS

The following table sets forth a schedule of lease expirations for the total of the Operating Partnership's office, office/flex, industrial/warehouse and stand-alone retail properties, included in the Consolidated Properties, beginning January 1, 2002, assuming that none of the tenants exercise renewal options:

                                                                                                    AVERAGE ANNUAL
                                                               PERCENTAGE OF                          RENT PER NET
                                           NET RENTABLE         TOTAL LEASED         ANNUALIZED           RENTABLE     PERCENTAGE OF
                                           AREA SUBJECT          SQUARE FEET        BASE RENTAL        SQUARE FOOT       ANNUAL BASE
                            NUMBER OF       TO EXPIRING       REPRESENTED BY     REVENUE UNDER         REPRESENTED        RENT UNDER
YEAR OF                        LEASES            LEASES             EXPIRING           EXPIRING        BY EXPIRING          EXPIRING
EXPIRATION                EXPIRING(a)         (SQ. FT.)         LEASES(%)(b)       LEASES($)(c)         LEASES ($)        LEASES (%)
------------------------------------------------------------------------------------------------------------------------------------
2002                              448         2,130,311                  8.5         36,854,419              17.30               7.6

2003                              487         3,951,403                 15.8         71,598,719              18.12              14.7

2004                              384         2,234,380                  8.9         42,473,250              19.01               8.7

2005                              373         3,179,979                 12.7         60,296,606              18.96              12.4

2006                              352         2,935,237                 11.7         60,353,314              20.56              12.4

2007                              168         2,314,745                  9.2         48,673,525              21.03              10.0

2008                              101         1,500,299                  6.0         26,600,000              17.73               5.5

2009                               55         1,369,891                  5.5         25,512,500              18.62               5.3

2010                               87         1,213,079                  4.9         23,653,243              19.50               4.9

2011                               61         1,436,628                  5.7         35,215,623              24.51               7.2

2012                               27           865,861                  3.5         19,035,316              21.98               3.9

2013 and thereafter                35         1,906,090                  7.6         35,766,979              18.76               7.4
------------------------------------------------------------------------------------------------------------------------------------
Totals/Weighted
Average                        2,578         25,037,903(d)             100.0        486,033,494              19.41             100.0
====================================================================================================================================

(a) Includes office, office/flex, industrial/warehouse and stand-alone retail property tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.
(b)   Excludes all unleased space as of December 31, 2001.
(c) Annualized base rental revenue is based on actual December 2001 billings times 12. For leases whose rent commences after January 1, 2002, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(d) Reconciliation to Operating Partnership's total net rentable square footage is as follows:

                                                                          Square Feet
                                                                          -----------
Square footage leased to commercial tenants                                25,037,903
Square footage used for corporate offices, management offices, building use, retail tenants, food services, other ancillary
   service tenants and occupancy adjustments                                  352,407
Square footage unleased                                                     1,592,830
                                                                           ----------
Total net rentable square footage (does not include
   residential, land lease, retail or not-in-service properties)           26,983,140
                                                                           ==========

SCHEDULE OF LEASE EXPIRATIONS: OFFICE PROPERTIES

The following table sets forth a schedule of lease expirations for the office properties beginning January 1, 2002, assuming that none of the tenants exercise renewal options:

                                                                                                    AVERAGE ANNUAL
                                                                 PERCENTAGE OF                        RENT PER NET
                                                NET RENTABLE      TOTAL LEASED         ANNUALIZED         RENTABLE   PERCENTAGE OF
                                                AREA SUBJECT       SQUARE FEET        BASE RENTAL      SQUARE FOOT     ANNUAL BASE
                                  NUMBER OF      TO EXPIRING    REPRESENTED BY     REVENUE UNDER       REPRESENTED      RENT UNDER
YEAR OF                              LEASES           LEASES          EXPIRING           EXPIRING      BY EXPIRING        EXPIRING
EXPIRATION                      EXPIRING(a)        (SQ. FT.)      LEASES(%)(b)       LEASES($)(c)        LEASES($)       LEASES(%)
----------------------------------------------------------------------------------------------------------------------------------
2002                                    350        1,443,177               7.2         29,947,927            20.75             7.0

2003                                    397        3,180,278              15.8         64,042,823            20.14            15.0

2004                                    312        1,572,593               7.8         34,967,523            22.24             8.2

2005                                    296        2,508,329              12.5         52,699,906            21.01            12.3

2006                                    287        2,319,244              11.6         52,198,688            22.51            12.2

2007                                    145        1,927,069               9.6         43,455,258            22.55            10.1

2008                                     83        1,182,186               5.9         23,582,800            19.95             5.5

2009                                     37        1,195,103               6.0         23,357,006            19.54             5.5

2010                                     56          822,428               4.1         17,584,655            21.38             4.1

2011                                     55        1,355,737               6.8         34,067,977            25.13             8.0

2012                                     23          798,999               4.0         18,214,549            22.80             4.2

2013 and thereafter                      30        1,739,655               8.7         33,761,607            19.41             7.9
----------------------------------------------------------------------------------------------------------------------------------
Totals/Weighted
 Average                              2,071       20,044,798             100.0        427,880,719            21.35           100.0
==================================================================================================================================

(a) Includes office tenants only. Excludes leases for amenity, retail, parking and month-to-month office tenants. Some tenants have multiple leases.
(b)   Excludes all unleased space as of December 31, 2001.
(c) Annualized base rental revenue is based on actual December 2001 billings times 12. For leases whose rent commences after January 1, 2002, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: OFFICE/FLEX PROPERTIES

The following table sets forth a schedule of lease expirations for the office/flex properties beginning January 1, 2002, assuming that none of the tenants exercise renewal options:

                                                                                          AVERAGE ANNUAL
                                                       PERCENTAGE OF                        RENT PER NET
                                      NET RENTABLE      TOTAL LEASED        ANNUALIZED          RENTABLE      PERCENTAGE OF
                                      AREA SUBJECT       SQUARE FEET       BASE RENTAL       SQUARE FOOT        ANNUAL BASE
                       NUMBER OF       TO EXPIRING    REPRESENTED BY     REVENUE UNDER       REPRESENTED         RENT UNDER
YEAR OF                   LEASES            LEASES          EXPIRING          EXPIRING       BY EXPIRING           EXPIRING
EXPIRATION           EXPIRING(a)         (SQ. FT.)      LEASES(%)(b)      LEASES($)(c)         LEASES($)          LEASES(%)
---------------------------------------------------------------------------------------------------------------------------
2002                          92           633,362              13.8         6,326,002              9.99               11.7

2003                          85           670,151              14.6         7,011,158             10.46               13.0

2004                          62           452,367               9.8         5,010,227             11.08                9.3

2005                          74           658,496              14.3         7,414,824             11.26               13.7

2006                          65           615,993              13.4         8,154,626             13.24               15.1

2007                          23           387,676               8.4         5,218,267             13.46                9.6

2008                          18           318,113               6.9         3,017,200              9.48                5.6

2009                          17           162,988               3.5         2,049,294             12.57                3.8

2010                          31           390,651               8.5         6,068,588             15.53               11.2

2011                           6            80,891               1.8         1,147,646             14.19                2.1

2012                           4            66,862               1.5           820,767             12.28                1.5

2013 and thereafter            4           158,435               3.5         1,830,372             11.55                3.4
---------------------------------------------------------------------------------------------------------------------------
Totals/Weighted
 Average                     481         4,595,985             100.0        54,068,971             11.76              100.0
===========================================================================================================================

(a) Includes office/flex tenants only. Excludes leases for amenity, retail, parking and month-to-month office/flex tenants. Some tenants have multiple leases.
(b)   Excludes all unleased space as of December 31, 2001.
(c) Annualized base rental revenue is based on actual December 2001 billings times 12. For leases whose rent commences after January 1, 2002, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: INDUSTRIAL/WAREHOUSE PROPERTIES

The following table sets forth a schedule of lease expirations for the industrial/warehouse properties beginning January 1, 2002, assuming that none of the tenants exercise renewal options:

                                                                                              AVERAGE ANNUAL
                                                         PERCENTAGE OF                          RENT PER NET
                                       NET RENTABLE       TOTAL LEASED           ANNUALIZED         RENTABLE      PERCENTAGE OF
                                       AREA SUBJECT        SQUARE FEET          BASE RENTAL      SQUARE FOOT        ANNUAL BASE
                        NUMBER OF       TO EXPIRING     REPRESENTED BY        REVENUE UNDER      REPRESENTED         RENT UNDER
YEAR OF                    LEASES            LEASES           EXPIRING             EXPIRING      BY EXPIRING           EXPIRING
EXPIRATION            EXPIRING(a)         (SQ. FT.)       LEASES(%)(b)         LEASES($)(c)        LEASES($)          LEASES(%)
-------------------------------------------------------------------------------------------------------------------------------
2002                            6            53,772               14.1              580,490            10.80               15.6

2003                            5           100,974               26.6              544,738             5.39               14.7

2004                            9           200,120               52.7            2,300,500            11.50               61.9

2005                            3            13,154                3.5              181,876            13.83                4.9

2009                            1            11,800                3.1              106,200             9.00                2.9
-------------------------------------------------------------------------------------------------------------------------------
Totals/Weighted
 Average                       24           379,820              100.0            3,713,804             9.78              100.0
===============================================================================================================================

(a) Includes industrial/warehouse tenants only. Excludes leases for amenity, retail, parking and month-to-month industrial/warehouse tenants. Some tenants have multiple leases.
(b)   Excludes all unleased space as of December 31, 2001.
(c) Annualized base rental revenue is based on actual December 2001 billings times 12. For leases whose rent commences after January 1, 2002, annualized base rent revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, the historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: STAND-ALONE RETAIL PROPERTIES

The following table sets forth a schedule of lease expirations for the stand-alone retail properties beginning January 1, 2002, assuming that none of the tenants exercise renewal options:

                                                                                              AVERAGE ANNUAL
                                                         PERCENTAGE OF                          RENT PER NET
                                       NET RENTABLE       TOTAL LEASED           ANNUALIZED         RENTABLE      PERCENTAGE OF
                                       AREA SUBJECT        SQUARE FEET          BASE RENTAL      SQUARE FOOT        ANNUAL BASE
                        NUMBER OF       TO EXPIRING     REPRESENTED BY        REVENUE UNDER      REPRESENTED         RENT UNDER
YEAR OF                    LEASES            LEASES           EXPIRING             EXPIRING      BY EXPIRING           EXPIRING
EXPIRATION            EXPIRING(a)         (SQ. FT.)       LEASES(%)(b)         LEASES($)(c)        LEASES($)          LEASES(%)
-------------------------------------------------------------------------------------------------------------------------------
2004                             1            9,300               53.8              195,000            20.97               52.7

2013                             1            8,000               46.2              175,000            21.87               47.3
-------------------------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average                        2           17,300              100.0              370,000            21.39              100.0
===============================================================================================================================

(a)   Includes stand-alone retail property tenants only.
(b) Annualized base rental revenue is based on actual December 2001 billings times 12. For leases whose rent commences after January 1, 2002, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

INDUSTRY DIVERSIFICATION

The following table lists the Operating Partnership's 30 largest industry classifications based on annualized contractual base rent of the Consolidated
Properties:

                                                                                                                   PERCENTAGE OF
                                                           ANNUALIZED            PERCENTAGE OF                   TOTAL OPERATING
                                                          BASE RENTAL    OPERATING PARTNERSHIP          SQUARE       PARTNERSHIP
                                                              REVENUE          ANNUALIZED BASE            FEET            LEASED
INDUSTRY CLASSIFICATION(a)                                  ($)(b)(c)        RENTAL REVENUE(%)          LEASED        SQ. FT.(%)
--------------------------------------------------------------------------------------------------------------------------------
Securities, Commodity Contracts & Other Financial          56,121,434                     11.5       2,344,132               9.4
Manufacturing                                              45,537,999                      9.4       2,627,823              10.5
Telecommunications                                         32,855,538                      6.8       1,748,089               7.0
Computer System Design Svcs.                               31,430,419                      6.5       1,615,175               6.4
Insurance Carriers & Related Activities                    30,872,702                      6.4       1,525,486               6.1
Legal Services                                             28,614,936                      5.9       1,225,323               4.9
Health Care & Social Assistance                            21,262,798                      4.4       1,105,824               4.4
Credit Intermediation & Related Activities                 20,629,510                      4.2       1,176,807               4.7
Wholesale Trade                                            18,834,448                      3.9       1,303,059               5.2
Accounting/Tax Prep.                                       18,432,329                      3.8         798,786               3.2
Other Professional                                         17,958,955                      3.7         942,452               3.8
Information Services                                       14,480,262                      3.0         653,239               2.6
Retail Trade                                               13,809,551                      2.8         800,648               3.2
Publishing Industries                                      12,863,723                      2.6         565,855               2.3
Scientific Research/Development                            12,121,662                      2.5         690,708               2.7
Arts, Entertainment & Recreation                           10,813,042                      2.2         718,073               2.9
Real Estate & Rental & Leasing                             10,093,912                      2.1         494,105               2.0
Architectural/Engineering                                   9,987,054                      2.1         470,093               1.9
Management of Companies & Finance                           9,481,822                      2.0         411,977               1.6
Other Services (except Public Administration)               9,326,018                      1.9         683,458               2.7
Advertising/Related Services                                8,806,638                      1.8         398,406               1.6
Transportation                                              7,435,691                      1.5         483,716               1.9
Management/Scientific                                       6,426,163                      1.3         296,185               1.2
Data Processing Services                                    5,292,121                      1.1         239,183               0.9
Construction                                                4,974,994                      1.0         270,573               1.1
Educational Services                                        4,205,381                      0.9         220,135               0.9
Utilities                                                   4,000,505                      0.8         185,257               0.7
Admin. & Support, Waste Mgt. & Remediation Svc.             3,645,038                      0.7         256,062               1.0
Public Administration                                       3,393,501                      0.7         170,696               0.7
Specialized Design Services                                 3,101,804                      0.6         145,959               0.6
Other                                                       9,223,544                      1.9         470,619               1.9
--------------------------------------------------------------------------------------------------------------------------------

Totals                                                    486,033,494                    100.0      25,037,903             100.0
================================================================================================================================

(a) The Operating Partnership's tenants are classified according to the U.S. Government's new North American Industrial Classification System (NAICS) which has replaced the Standard Industrial Code (SIC) system.
(b)   Annualized base rental revenue is based on actual December billings times
      12. For leases whose rent commences after January 1, 2002, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(c) Includes office, office/flex, industrial/warehouse and stand-alone retail tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.

MARKET DIVERSIFICATION

The following table lists the Operating Partnership's markets (MSAs), based on annualized contractual base rent of the Consolidated Properties:

                                                      ANNUALIZED            PERCENTAGE OF
                                                     BASE RENTAL    OPERATING PARTNERSHIP           TOTAL
                                                         REVENUE          ANNUALIZED BASE   PROPERTY SIZE      PERCENTAGE OF
MARKET (MSA)                                           ($)(a)(b)        RENTAL REVENUE(%)   RENTABLE AREA   RENTABLE AREA(%)
----------------------------------------------------------------------------------------------------------------------------
Bergen-Passaic, NJ                                    85,795,008                     17.7       4,530,091               16.8
New York, NY (Westchester-Rockland Counties)          85,324,473                     17.6       4,864,355               18.0
Newark, NJ (Essex-Morris-Union Counties)              85,027,901                     17.5       4,116,859               15.3
Jersey City, NJ                                       43,470,865                      8.9       2,094,470                7.8
Philadelphia, PA-NJ                                   40,460,353                      8.3       2,991,796               11.1
Denver, CO                                            18,720,330                      3.8       1,193,185                4.4
Middlesex-Somerset-Hunterdon, NJ                      15,772,224                      3.2         791,051                2.9
Trenton, NJ (Mercer County)                           14,099,825                      2.9         672,365                2.5
Dallas, TX                                            13,460,321                      2.8         863,954                3.2
San Francisco, CA                                     12,885,972                      2.6         450,891                1.7
Washington, DC-MD-VA                                  12,721,507                      2.6         450,549                1.7
Stamford-Norwalk, CT                                   9,090,436                      1.9         527,250                2.0
Monmouth-Ocean, NJ                                     7,084,732                      1.5         577,423                2.1
Houston, TX                                            6,903,067                      1.4         516,796                1.9
Nassau-Suffolk, NY                                     6,373,398                      1.3         292,849                1.1
Phoenix-Mesa, AZ                                       5,646,402                      1.2         416,967                1.5
San Antonio, TX                                        4,425,870                      0.9         435,465                1.6
Tampa-St. Petersburg-Clearwater, FL                    3,933,426                      0.8         297,429                1.1
Boulder-Longmont, CO                                   3,655,875                      0.8         270,421                1.0
Bridgeport, CT                                         3,170,791                      0.7         145,487                0.5
Colorado Springs, CO                                   2,961,797                      0.6         209,987                0.8
Dutchess County, NY                                    2,103,516                      0.4         118,727                0.4
Atlantic-Cape May, NJ                                  1,790,343                      0.4          80,344                0.3
Fort Worth-Arlington, TX                               1,155,062                      0.2          74,429                0.3
----------------------------------------------------------------------------------------------------------------------------

Totals                                               486,033,494                    100.0      26,983,140              100.0
============================================================================================================================

(a) Annualized base rental revenue is based on actual December 2001 billings times 12. For leases whose rent commences after January 1, 2002, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(b) Includes office, office/flex, industrial/warehouse and stand-alone retail tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.

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

MARKET INFORMATION

Not applicable.

HOLDERS

On February 14, 2002, the Operating Partnership had 107 owners of limited partnership units.

RECENT SALES OF UNREGISTERED SECURITIES

The Operating Partnership did not issue any unregistered securities in the year ended December 31, 2001.

DIVIDENDS AND DISTRIBUTIONS

During the year ended December 31, 2001, the Corporation and Operating Partnership declared four quarterly common stock dividends and common unit distributions in the amounts of $0.61, $0.61, $0.62 and $0.62 per share and common unit from the first to the fourth quarter, respectively.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data on a consolidated basis for the Operating Partnership. The consolidated selected operating, balance sheet and cash flow data of the Operating Partnership as of December 31, 2001, 2000, 1999, 1998 and 1997, and for the years then ended have been derived from financial statements audited by PricewaterhouseCoopers LLP, independent accountants.

OPERATING DATA                                                                         Year Ended December 31,
IN THOUSANDS, EXCEPT PER UNIT DATA                                  2001           2000           1999           1998          1997
-----------------------------------------------------------------------------------------------------------------------------------
Total revenues                                                $  584,348     $  576,153     $  551,484     $  493,699    $   23,135
Operating and other expenses                                  $  174,686     $  172,146     $  168,651     $  150,448    $    1,870
General and administrative                                    $   28,490     $   23,276     $   25,480     $   24,828    $   15,061
Depreciation and amortization                                 $   91,471     $   92,088     $   87,209     $   78,916    $      279
Interest expense                                              $  112,003     $  105,394     $  102,960     $   88,043    $    9,670
Non-recurring charges                                         $       --     $   37,139     $   16,458     $       --    $   46,519
Equity in net income of Majority-Owned Unconsolidated
 Property Partnerships                                        $       --     $       --     $       --     $       --    $   89,846
Realized gains (losses) and unrealized losses on
 disposition of rental property, net                          $  (11,864)    $   85,353     $    1,957     $       --    $       --
Income before minority interest and extraordinary item        $  165,834     $  231,463     $  152,683     $  151,464    $   39,582
Income before extraordinary item                              $  165,834     $  226,391     $  152,604     $  151,464    $   39,582
Net income                                                    $  165,834     $  226,391     $  152,604     $  148,794    $   32,382
Net income available to common unitholders                    $  150,190     $  210,950     $  137,128     $  132,481    $    2,133
Basic earnings per unit - before extraordinary item           $     2.33     $     3.18     $     2.05     $     2.13    $     0.22
Diluted earnings per unit - before extraordinary item         $     2.32     $     3.10     $     2.04     $     2.11    $     0.21
Distributions declared per common unit                        $     2.46     $     2.38     $     2.26     $     2.10    $     1.90
Basic weighted average units outstanding                          64,495         66,392         66,885         63,438        43,356
Diluted weighted average units outstanding                        64,775         73,070         67,133         63,893        44,409

BALANCE SHEET DATA                                                                          December 31,
IN THOUSANDS                                                        2001           2000           1999           1998          1997
-----------------------------------------------------------------------------------------------------------------------------------
Rental property, before accumulated depreciation
 and amortization                                             $3,378,071     $3,589,877     $3,654,845     $3,467,799    $   65,592
Investments in Unconsolidated Majority-Owned
 Property Partnerships                                        $       --     $       --     $       --     $       --    $1,821,614
Rental property held for sale, net                            $  384,626     $  107,458     $       --     $       --    $       --
Total assets                                                  $3,746,770     $3,676,977     $3,629,601     $3,452,194    $1,901,174
Total debt                                                    $1,700,150     $1,628,512     $1,490,175     $1,420,931    $  322,100
Total liabilities                                             $1,867,938     $1,774,239     $1,648,844     $1,526,974    $  364,489
Minority interest                                             $       --     $    1,925     $   83,600     $       --    $       --
Redeemable Partnership Units                                  $       --     $       --     $       --     $       --    $  522,812
Partners' capital                                             $1,878,832     $1,900,813     $1,897,157     $1,925,220    $1,013,873

OTHER DATA                                                                             Year Ended December 31,
IN THOUSANDS                                                        2001           2000           1999           1998          1997
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows provided by operating activities                   $  265,883     $  180,529     $  243,638     $  208,761    $   66,661
Cash flows (used in) provided by investing activities         $ (145,586)    $    6,189     $ (195,178)    $ (749,067)   $ (975,574)
Cash flows (used in) provided by financing activities         $ (120,641)    $ (182,210)    $  (45,598)    $  543,411    $  706,368
Funds from operations (1), before distributions to
 preferred unitholders                                        $  260,497     $  262,071     $  244,240     $  216,949    $  111,752
Funds from operations (1), after distributions to
 preferred unitholders                                        $  244,853     $  246,630     $  228,764     $  200,636    $  110,864

----------
(1) The Operating Partnership considers funds from operations (after adjustment for straight-lining of rents and non-recurring charges) one measure of REIT performance. Funds from operations ("FFO") is defined as net income (loss) before distributions to preferred unitholders computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring, other extraordinary items, and sales of depreciable rental property, plus real estate-related depreciation and amortization. FFO should not be considered as an alternative for net income as an indication of the Operating Partnership's performance or to cash flows as a measure of liquidity. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Operating Partnership's FFO is comparable to the FFO of real estate companies that use the current definition of the National Association of Real Estate Investment Trusts ("NAREIT"), after the adjustment for straight-lining of rents and non-recurring charges. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained elsewhere in this Report, for the calculation of FFO for the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of Mack-Cali Realty, L.P. and subsidiaries and the notes thereto. Certain defined terms used herein have the meaning ascribed to them in the Financial Statements.

The Operating Partnership has a focused strategy geared to attractive opportunities in high-barrier-to-entry markets, primarily predicated on the Operating Partnership's strong presence in the Northeast region. The Operating Partnership plans to sell substantially all of its properties located in the Southwestern and Western regions, using such proceeds to invest in property acquisitions and development projects in its core Northeast markets, as well as to repay debt and fund stock repurchases.

Consistent with its strategy, in the fourth quarter 2000, the Operating Partnership started construction of a 980,000 square-foot office property, to be known as Plaza 5, at its Harborside Financial Center office complex in Jersey City, Hudson County, New Jersey, which is approximately 55 percent leased as of February 14, 2002. The project is currently projected to cost approximately $260 million, of which $113.3 million has been incurred by the Operating Partnership through December 31, 2001, and is anticipated to be completed in late 2002. Additionally, in the fourth quarter 2000, the Operating Partnership, through a joint venture, started construction of a 575,000 square-foot office property, to be known as Plaza 10, on land owned by the joint venture located adjacent to the Operating Partnership's Harborside complex. The Operating Partnership holds a 50 percent interest in the joint venture. Among other things, the joint venture agreement provides for a preferred return on the Operating Partnership's invested capital in the venture, in addition to the Operating Partnership's proportionate share of the venture's profit, as defined in the agreement. The project is currently projected to cost the Operating Partnership approximately $145 million, of which $74.0 million has been incurred by the Operating Partnership through December 31, 2001. The Project, which is 100 percent leased to Charles Schwab & Co. Inc. ("Schwab") for a 15-year term, is anticipated to be completed in late 2002. The lease agreement obligates the Operating Partnership, among other things, to deliver space to the tenant by required timelines and offers the tenant expansion options into additional space in any adjacent Harborside projects. Such options may obligate the Operating Partnership to construct an additional building at Harborside if vacant space is not available in any of its existing Harborside properties. Should the Operating Partnership be unable to or choose not to provide such expansion space, the Operating Partnership could be liable to Schwab for its actual damages, in no event to exceed $15 million. The Operating Partnership anticipates expending an additional approximately $218.5 million for the completion of Plaza 5, Plaza 10 and other projects. The Operating Partnership expects to finance its funding requirements primarily through drawing on its revolving credit facility.

On a periodic basis, management assesses whether there are any indicators that the value of the Operating Partnership's real estate properties may be impaired. A property's value is impaired only if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. Except for certain assets classified as held for sale, as discussed below, management does not believe that the value of any of the Operating Partnership's rental properties is impaired.

When assets are identified by management as held for sale, the Operating Partnership discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If, in management's opinion, the net sales price of the assets which have been identified for sale is less than the net book value of the assets, a valuation allowance is established.

As of December 31, 2001, the Operating Partnership identified 37 office properties, aggregating approximately 4.3 million square feet, a multi-family residential property and a land parcel as held for sale. These properties are located in Texas, Colorado, Arizona, Florida and New York. Such properties carried an aggregate book value of $384.6 million, net of accumulated depreciation of $28.4 million and a valuation allowance of $40.5 million at December 31, 2001. In January 2002, the Operating Partnership sold 25 Martine Avenue, a 124-unit multi-family residential property located in White Plains, Westchester County, New York, for net sales proceeds of approximately $17.8 million, which resulted in a gain of approximately $7.3 million. The Operating Partnership is currently in various stages of contract negotiations for the sale or sales of certain of the remainder of these properties. Substantially all of the properties are unencumbered. The sale of one or more of these assets will enhance the company's short-term liquidity although there is no assurance when and if any sales will occur or, if they occur, how much proceeds the Operating Partnership will realize.

As of December 31, 2000, the Operating Partnership had identified 10 office properties, aggregating approximately 1.6 million square feet, and a land parcel as held for sale, all of which are located in San Antonio and Houston, Texas. Such properties carried an aggregate book value of $107.5 million, net of accumulated depreciation, of $7.0 million. In 2001, the Operating Partnership sold four of these properties for total net sales proceeds of approximately $62.1 million.

The following comparisons for the year ended December 31, 2001 ("2001"), as compared to the year ended December 31, 2000 ("2000"), and for 2000, as compared to the year ended December 31, 1999 ("1999"), make reference to the following:
(i) the effect of the "Same-Store Properties," which represents all in-service properties owned by the Operating Partnership at December 31, 1999, excluding Dispositions as defined below (for the 2001 versus 2000 comparison) and which represents all in-service properties owned by the Operating Partnership at December 31, 1998, excluding Dispositions as defined below (for the 2000 versus 1999 comparison), (ii) the effect of the "Acquired Properties," which represents all properties acquired or placed in service by the Operating Partnership from January 1, 2000 through December 31, 2001 (for the 2001 versus 2000 comparison) and which represents all properties acquired or placed in service by the Operating Partnership from January 1, 1999 through December 31, 2000 (for the 2000 versus 1999 comparison) and (iii) the effect of the "Dispositions", which represents results for each period for those rental properties sold by the Operating Partnership during the respective periods.

      YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

                                                                                           Year Ended
                                                                                           December 31,            Dollar   Percent
(DOLLARS IN THOUSANDS)                                                                      2001         2000      Change    Change
------------------------------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                                                                             $ 506,557    $ 491,193    $ 15,364      3.1%
Escalations and recoveries from tenants                                                   56,083       58,488      (2,405)    (4.1)
Parking and other                                                                         10,518       15,325      (4,807)   (31.4)
------------------------------------------------------------------------------------------------------------------------------------
   Sub-total                                                                             573,158      565,006       8,152      1.4

Equity in earnings of unconsolidated joint ventures                                        9,004        8,055         949     11.8
Interest income                                                                            2,186        3,092        (906)   (29.3)
------------------------------------------------------------------------------------------------------------------------------------
   Total revenues                                                                        584,348      576,153       8,195      1.4
------------------------------------------------------------------------------------------------------------------------------------

PROPERTY EXPENSES:
Real estate taxes                                                                         62,015       59,400       2,615      4.4
Utilities                                                                                 43,892       42,035       1,857      4.4
Operating services                                                                        68,779       70,711      (1,932)    (2.7)
------------------------------------------------------------------------------------------------------------------------------------
   Sub-total                                                                             174,686      172,146       2,540      1.5

General and administrative                                                                28,490       23,276       5,214     22.4
Depreciation and amortization                                                             91,471       92,088        (617)    (0.7)
Interest expense                                                                         112,003      105,394       6,609      6.3
Non-recurring charges                                                                         --       37,139     (37,139)  (100.0)
------------------------------------------------------------------------------------------------------------------------------------
   Total expenses                                                                        406,650      430,043     (23,393)    (5.4)
------------------------------------------------------------------------------------------------------------------------------------

Income before realized gains (losses) and unrealized
   losses on disposition of rental property and
   minority interest                                                                     177,698      146,110      31,588     21.6
Realized gains (losses) and unrealized losses on
   disposition of rental property, net                                                   (11,864)      85,353     (97,217)  (113.9)
------------------------------------------------------------------------------------------------------------------------------------

Income before minority interest                                                          165,834      231,463     (65,629)   (28.4)
Minority interest in consolidated
   partially-owned properties                                                                 --        5,072      (5,072)  (100.0)
------------------------------------------------------------------------------------------------------------------------------------

Net income                                                                               165,834      226,391     (60,557)   (26.7)
Preferred unit distributions                                                             (15,644)     (15,441)       (203)     1.3
------------------------------------------------------------------------------------------------------------------------------------

Net income available to common unitholders                                             $ 150,190    $ 210,950    $(60,750)   (28.8)%
====================================================================================================================================

The following is a summary of the changes in revenue from rental operations and property expenses divided into Same-Store Properties, Acquired Properties and Dispositions (dollars in thousands):

                                        Total Operating
                                          Partnership       Same-store Properties    Acquired Properties      Dispositions
                                        ---------------     ---------------------    -------------------      ------------
                                       Dollar    Percent      Dollar     Percent      Dollar    Percent     Dollar   Percent
                                       Change     Change      Change     Change       Change     Change     Change    Change
-----------------------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                             $15,364      3.1%      $10,039      2.0%      $26,940       5.5%    $(21,615)   (4.4)%
Escalations and recoveries
  from tenants                          (2,405)    (4.1)       (1,804)    (3.1)        2,556       4.4       (3,157)   (5.4)
Parking and other                       (4,807)   (31.4)       (4,432)   (28.9)          399       2.6         (774)   (5.1)
-----------------------------------------------------------------------------------------------------------------------------
Total                                  $ 8,152      1.4%      $ 3,803      0.6%      $29,895       5.3%    $(25,546)   (4.5)%
=============================================================================================================================

PROPERTY EXPENSES:
Real estate taxes                      $ 2,615      4.4%      $   938      1.6%      $ 3,945       6.6%    $ (2,268)   (3.8)%
Utilities                                1,857      4.4         1,696      4.0         2,227       5.3       (2,066)   (4.9)
Operating services                      (1,932)    (2.7)       (1,279)    (1.8)        3,942       5.6       (4,595)   (6.5)
-----------------------------------------------------------------------------------------------------------------------------
Total                                  $ 2,540      1.5%      $ 1,355      0.8%      $10,114       5.9%    $ (8,929)   (5.2)%
=============================================================================================================================

OTHER DATA:
Number of Consolidated Properties          259                    240                     19                     15
Square feet (in thousands)              26,983                 24,602                  2,381                  2,971

Base rents for the Same-Store Properties increased $10.0 million, or 2.0 percent, for 2001 as compared to 2000, due primarily to rental rate increases in 2001. Escalations and recoveries from tenants for the Same-Store Properties decreased $1.8 million, or 3.1 percent, for 2001 over 2000, due to the recovery of a decreased amount of total property expenses partially as a result of new base years established from 2001 leasing activity. Parking and other income for the Same-Store Properties decreased $4.4 million, or 28.9 percent, due primarily to fewer lease termination fees in 2001.

Base rental revenue is recognized on a straight-line basis over the terms of the respective leases. Unbilled rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements. Parking and other revenue includes income from parking spaces leased to tenants, income from tenants for additional services provided by the Operating Partnership, income from tenants for early lease terminations and income from managing properties for third parties. Rental income on residential property under operating leases having terms generally of one year or less is recognized when earned. Escalations and recoveries are received from tenants for certain costs as provided in the lease agreements. These costs generally include real estate taxes, utilities, insurance, common area maintenance and other recoverable costs. See Note 17 to the Financial Statements.

Real estate taxes on the Same-Store Properties increased $0.9 million, or 1.6 percent, for 2001 as compared to 2000, due primarily to property tax rate increases in certain municipalities in 2001, partially offset by lower assessments on certain properties in 2001. Utilities for the Same-Store Properties increased $1.7 million, or 4.0 percent, for 2001 as compared to 2000, due primarily to increased rates. Operating services for the Same-Store Properties decreased $1.3 million, or 1.8 percent, due primarily to decreased maintenance and snow removal costs in 2001.

Equity in earnings of unconsolidated joint ventures increased $0.9 million, or
11.8 percent, for 2001 as compared to 2000. This is due primarily to properties developed by joint ventures being placed in service in 2001 and higher occupancies at certain properties, partially offset by the sale of joint venture office properties in 2001 (see Note 4 to the Financial Statements).

The Operating Partnership accounts for its investments in unconsolidated joint ventures under the equity method of accounting as the Operating Partnership exercises significant influence, but does not control these entities. These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on the balance sheet of the Operating Partnership and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated joint ventures over 40 years. See Note 4 to the Financial Statements.

Interest income decreased $0.9 million, or 29.3 percent, for 2001 as compared to 2000. This decrease was due primarily to additional interest income in 2000 on investment of proceeds from the 2000 Dispositions in cash and cash equivalents for longer periods of time.

General and administrative increased by $5.2 million, or 22.4 percent, for 2001 as compared to 2000. This increase is due primarily to increased bad debt expense of approximately $2.5 million in 2001, related to a lease termination fee receivable due from a former tenant deemed uncollectible, increased professional fees, mostly on account of costs for transactions not consummated, and increased payroll and payroll-related costs in 2001.

Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Corporation provide leasing services to the Properties and receive compensation based on space leased. The portion of such compensation, which is capitalized and amortized, approximated $4.0 million and $3.7 million for the years ended December 31, 2001 and 2000, respectively.

Depreciation and amortization decreased by $0.6 million, or 0.7 percent, for 2001 over 2000. Of this decrease, $2.1 million, or 2.2 percent, is attributable to the Same-Store Properties, and $3.3 million, or 3.7 percent, is due to the Dispositions, partially offset by an increase of $4.8 million, or 5.2 percent, due to the Acquired Properties.

Interest expense increased $6.6 million, or 6.3 percent, for 2001 as compared to 2000. This increase is due primarily to higher average outstanding debt balances in 2001 versus 2000, primarily as a result of Common Stock repurchases in late 2000 and early 2001 and, to a lesser extent, the replacement in early 2001 of short-term credit facility borrowings with long-term, higher fixed rate debt.

Costs directly related to the development of rental properties are capitalized. Capitalized development costs include interest, property taxes, insurance and other project costs incurred during the period of development. Interest capitalized by the Operating Partnership for the years ended December 31, 2001 and 2000 was $16.7 million and $11.5 million, respectively.

Non-recurring charges of $37.1 million were incurred in 2000 as a result of costs associated with the termination of the Prentiss merger agreement in September 2000 (see Note 3 to the Financial Statements) and costs associated with the resignations of certain officers of the Corporation in June 2000 (see
Note 16 to the Financial Statements).

Income before realized gains (losses) and unrealized losses on disposition of rental property and minority interest increased to $177.7 million in 2001 from $146.1 million in 2000. The increase of approximately $31.6 million is due to the factors discussed above.

Net income available to common unitholders decreased by $60.8 million, from $211.0 million in 2000 to $150.2 million in 2001. This decrease was a result of realized gains on disposition of rental property of $85.4 million in 2000, realized gains (losses) and unrealized losses on disposition of rental property, net, of $11.9 million in 2001 and an increase in preferred unit distributions of $0.2 million. This was partially offset by an increase in 2001 in income before realized gains (losses) and unrealized losses on dispositions of rental property and minority interest of $31.6 million and a decrease in minority interest in consolidated partially-owned properties of $5.1 million in 2001.

      YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

                                                                                       Year Ended
                                                                                       December 31,             Dollar      Percent
(DOLLARS IN THOUSANDS)                                                                 2000          1999       Change       Change
------------------------------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                                                                        $ 491,193     $ 469,853     $ 21,340         4.5%
Escalations and recoveries from tenants                                              58,488        62,182       (3,694)       (5.9)
Parking and other                                                                    15,325        15,915         (590)       (3.7)
------------------------------------------------------------------------------------------------------------------------------------
   Sub-total                                                                        565,006       547,950       17,056         3.1

Equity in earnings of unconsolidated joint ventures                                   8,055         2,593        5,462       210.6
Interest income                                                                       3,092           941        2,151       228.6
------------------------------------------------------------------------------------------------------------------------------------
   Total revenues                                                                   576,153       551,484       24,669         4.5
------------------------------------------------------------------------------------------------------------------------------------

PROPERTY EXPENSES:
Real estate taxes                                                                    59,400        57,382        2,018         3.5
Utilities                                                                            42,035        41,580          455         1.1
Operating services                                                                   70,711        69,689        1,022         1.5
------------------------------------------------------------------------------------------------------------------------------------
   Sub-total                                                                        172,146       168,651        3,495         2.1

General and administrative                                                           23,276        25,480       (2,204)       (8.6)
Depreciation and amortization                                                        92,088        87,209        4,879         5.6
Interest expense                                                                    105,394       102,960        2,434         2.4
Non-recurring charges                                                                37,139        16,458       20,681       125.7
------------------------------------------------------------------------------------------------------------------------------------
   Total expenses                                                                   430,043       400,758       29,285         7.3
------------------------------------------------------------------------------------------------------------------------------------

Income before realized gains (losses) and unrealized
   losses on disposition of rental property and
   minority interest                                                                146,110       150,726       (4,616)       (3.1)
Realized gains (losses) and unrealized losses on
   disposition of rental property, net                                               85,353         1,957       83,396     4,261.4
------------------------------------------------------------------------------------------------------------------------------------

Income before minority interest                                                     231,463       152,683       78,780        51.6
Minority interest in consolidated
   partially-owned properties                                                         5,072            79        4,993     6,320.3
------------------------------------------------------------------------------------------------------------------------------------

Net income                                                                          226,391       152,604       73,787        48.4
Preferred unit distributions                                                        (15,441)      (15,476)          35         0.2
------------------------------------------------------------------------------------------------------------------------------------

Net income available to common unitholders                                        $ 210,950     $ 137,128     $ 73,822        53.8%
====================================================================================================================================

The following is a summary of the changes in revenue from rental operations and property expenses divided into Same-Store Properties, Acquired Properties and Dispositions (DOLLARS IN THOUSANDS):

                                        TOTAL OPERATING
                                          PARTNERSHIP         SAME-STORE PROPERTIES     ACQUIRED PROPERTIES         DISPOSITIONS
                                        ---------------       ---------------------     -------------------         ------------
                                      Dollar       Percent   Dollar         Percent    Dollar       Percent     Dollar      Percent
                                      Change        Change    Change        Change     Change        Change     Change       Change
------------------------------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                             $21,340        4.5%      $16,615      3.5%       $21,429       4.6%     $(16,704)      (3.6)%
Escalations and recoveries
 from tenants                           (3,694)      (5.9)         (577)    (0.9)         1,602       2.6        (4,719)      (7.6)
Parking and other                         (590)      (3.7)         (111)    (0.7)           150       0.9          (629)      (3.9)
------------------------------------------------------------------------------------------------------------------------------------
Total                                  $17,056        3.1%      $15,927      2.9%       $23,181       4.2%     $(22,052)      (4.0)%
====================================================================================================================================

PROPERTY EXPENSES:
Real estate taxes                      $ 2,018        3.5%      $ 1,267      2.2%       $ 2,287       4.0%     $ (1,536)      (2.7)%
Utilities                                  455        1.1           752      1.8          1,501       3.6        (1,798)      (4.3)
Operating services                       1,022        1.5           664      1.0          3,359       4.8        (3,001)      (4.3)
------------------------------------------------------------------------------------------------------------------------------------
Total                                  $ 3,495        2.1%      $ 2,683      1.6%       $ 7,147       4.2%     $ (6,335)      (3.7)%
====================================================================================================================================

OTHER DATA:
Number of Consolidated Properties          255                      237                      18                       7
Square feet (in thousands)              26,667                   24,886                   1,781                   1,949

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

Base rental revenue is recognized on a straight-line basis over the terms of the respective leases. Unbilled rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements. Parking and other revenue includes income from parking spaces leased to tenants, income from tenants for additional services provided by the Operating Partnership, income from tenants for early lease terminations and income from managing properties for third parties. Rental income on residential property under operating leases having terms generally of one year or less is recognized when earned. Escalations and recoveries are received from tenants for certain costs as provided in the lease agreements. These costs generally include real estate taxes, utilities, insurance, common area maintenance and other recoverable costs. See Note 17 to the Financial Statements.

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

The Operating Partnership accounts for its investments in unconsolidated joint ventures under the equity method of accounting as the Operating Partnership exercises significant influence, but does not control these entities. These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on the balance sheet of the Operating Partnership and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated joint ventures over 40 years. See Note 4 to the Financial Statements.

Interest income increased $2.2 million, or 228.6 percent, for 2000 as compared to 1999. This increase was due primarily to the effect of net proceeds from certain property sales being invested in cash and cash equivalents for the period of time prior to which such proceeds were reinvested, as well as income from mortgages receivable in 2000.

General and administrative decreased by $2.2 million, or 8.6 percent, for 2000 as compared to 1999. This decrease is due primarily to decreased payroll and payroll-related costs in 2000.

Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Corporation provide leasing services to the Properties and receive compensation based on space leased. The portion of such compensation, which is capitalized and amortized, approximated $3.7 million and $3.7 million for the years ended December 31, 2000 and 1999, respectively.

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

Costs directly related to the development of rental properties are capitalized. Capitalized development costs include interest, property taxes, insurance and other project costs incurred during the period of development. Interest capitalized by the Operating Partnership for the years ended December 31, 2000 and 1999 was $11.5 million and $6.8 million, respectively.

Non-recurring charges of $37.1 million were incurred in 2000 as a result of costs associated with the termination of the Prentiss merger agreement in September 2000 (see Note 3 to the Financial Statements) and costs associated with the resignations of certain officers of the Corporation in June 2000 (see
Note 16 to the Financial Statements). Non-recurring charges of $16.5 million were incurred in 1999 as a result of the resignation of an officer of the Corporation (see Note 16 to the Financial Statements).

Income before realized gains (losses) and unrealized losses on disposition of rental property and minority interest decreased to $146.1 million in 2000 from $150.7 million in 1999. The decrease of approximately $4.6 million is due to the factors discussed above.

Net income available to common unitholders increased by $73.8 million, from $137.1 million in 1999 to $210.9 million in 2000. This increase was a result of a realized gain on disposition of rental property of $85.4 million in 2000. This was partially offset by a decrease in income before realized gains (losses) and unrealized losses on disposition of rental property and minority interest of $4.6 million in 2000 as compared to 1999, a realized gain on disposition of rental property of $2.0 million in 1999, and an increase in minority interest in consolidated partially-owned properties of $5.0 million in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and capital expenditures, excluding non-recurring capital expenditures. Management believes that the Operating Partnership will have access to the capital resources necessary to expand and develop its business. To the extent that the Operating Partnership's cash flow from operating activities is insufficient to finance its non-recurring capital expenditures such as property acquisition and construction project costs and other capital expenditures, the Operating Partnership expects to finance such activities through borrowings under its revolving credit facility and other debt and equity financing.

The Operating Partnership expects to meet its short-term liquidity requirements generally through its working capital, net cash provided by operating activities and from the 2000 Unsecured Facility. The Operating Partnership frequently examines potential property acquisitions and construction projects and, at any given time, one or more of such acquisitions or construction projects may be under consideration. Accordingly, the ability to fund property acquisitions and construction projects is a major part of the Operating Partnership's financing requirements. The Operating Partnership expects to meet its financing requirements through funds generated from operating activities, proceeds from property sales, long-term or short-term borrowings (including draws on the Operating Partnership's revolving credit facility) and the issuance of additional debt or equity securities.

As of December 31, 2001, the Operating Partnership's total indebtedness of $1.7 billion (weighted average interest rate of 7.17 percent) was comprised of $91.7 million of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 3.38 percent) and fixed rate debt of $1.6 billion (weighted average rate of 7.38 percent).

The Operating Partnership has three investment grade credit ratings. Standard & Poor's Rating Services ("S&P") and Fitch, Inc. ("Fitch") have each assigned their BBB rating to existing and prospective senior unsecured debt of the Operating Partnership. S&P and Fitch have also assigned their BBB- rating to prospective preferred stock offerings of the Operating Partnership. Moody's Investors Service ("Moody's") has assigned its Baa3 rating to the existing and prospective senior unsecured debt of the Operating Partnership and its Ba1 rating to prospective preferred stock offerings of the Operating Partnership.

As of December 31, 2001, the Operating Partnership had outstanding borrowings of $59.5 million under its 2000 Unsecured Facility, as defined in Note 9 to the Financial Statements (with aggregate borrowing capacity of $800.0 million). The interest rate on outstanding borrowings under the 2000 Unsecured Facility is currently LIBOR (1.87 percent at December 31, 2001) plus 80 basis points. The Operating Partnership may instead elect an interest rate representing the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points. The 2000 Unsecured Facility also currently requires a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears.

In the event of a change in the Operating Partnership's unsecured debt rating, the interest and facility fee rate will be adjusted in accordance with the following table:

OPERATING PARTNERSHIP'S                                   INTEREST RATE -
UNSECURED DEBT RATINGS:                           APPLICABLE BASIS POINTS            FACILITY FEE
S&P/MOODY'S/FITCH(a)                                          ABOVE LIBOR            BASIS POINTS
-------------------------------------------------------------------------------------------------
No rating or less than BBB-/Baa3/BBB-                               120.0                    30.0
BBB-/Baa3/BBB-                                                       95.0                    20.0
BBB/Baa2/BBB (current)                                               80.0                    20.0
BBB+/Baa1/BBB+                                                       72.5                    17.5
A-/A3/A- or higher                                                   65.0                    15.0

(a) If the Operating Partnership has debt ratings from two rating agencies one of which is S&P or Moody's, the rates per the above table shall be based on the lower of such ratings. If the Operating Partnership has debt ratings from three rating agencies, one of which is S&P or Moody's, the rates per the above table shall be based on the lower of the two highest ratings. If the Operating Partnership has debt ratings from only one agency, it will be considered to have no rating or less than BBB-/Baa3/BBB- per the above table.

Subject to certain conditions, the Operating Partnership has the ability through June 22, 2002 to increase the borrowing capacity of the 2000 Unsecured Facility up to $1.0 billion. The 2000 Unsecured Facility matures in June 2003, with an extension option of one year, which would require a payment of 25 basis points of the then borrowing capacity of the credit line upon exercise. The Operating Partnership believes that the 2000 Unsecured Facility is sufficient to meet its revolving credit facility needs.

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

On January 29, 2001, the Operating Partnership issued $300.0 million face amount of 7.75 percent senior unsecured notes due February 15, 2011 with interest payable semi-annually in arrears. The total proceeds from the issuance (net of selling commissions and discount) of approximately $296.3 million were used to pay down outstanding borrowings under the 2000 Unsecured Facility. The senior unsecured notes were issued at a discount of approximately $1.7 million.

The terms of the Operating Partnership's Senior Unsecured Notes, as defined in
Note 8 to the Financial Statements (which totaled approximately $1.1 billion as of December 31, 2001), include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

On May 18, 2001, the Operating Partnership obtained $70.0 million in additional mortgage financing secured by Harborside Financial Center Plazas 2 and 3 from the existing lenders. The 7.42 percent interest only financing matures concurrent with the existing financing on January 1, 2006. The total financing secured by Harborside Financial Center Plazas 2 and 3 of $162.0 million at December 31, 2001, has a weighted average interest rate of 7.36 percent. Proceeds from the financing were used to pay down the outstanding borrowings on the 2000 Unsecured Facility.

As of December 31, 2001, the Operating Partnership had 235 unencumbered properties, totaling 20.8 million square feet, representing 77.2 percent of the Operating Partnership's total portfolio on a square footage basis.

The debt of the Operating Partnership's joint ventures aggregating $455.7 million are non-recourse to the Operating Partnership except for (i) customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations and (ii) approximately $11.1 million of debt on the Harborside Financial Center South Pier joint venture with Hyatt Corporation ("Hyatt"). Additionally, the Operating Partnership has posted an $8.0 million letter of credit in support of another loan to that joint venture, $4.0 million of which is indemnified by Hyatt. In addition, the Operating Partnership and Hyatt have guaranteed completion of the hotel project to the joint venture's construction lender. If the joint venture fails to complete the hotel project as required under the construction loan documents and the construction loan proceeds remaining to be advanced together with the capital contributed by the partners to such date are insufficient to complete the hotel project, the Operating Partnership and/or Hyatt may be required to provide additional funds sufficient to complete the hotel project.

The following table outlines the timing of payment requirements related to the Operating Partnership's debt and ground lease agreements (IN THOUSANDS):

                                                                                   PAYMENTS DUE BY PERIOD
                                                -----------------------------------------------------------------------------------
                                                                LESS THAN 1        1 - 3         4 - 5       6 - 10       AFTER 10
                                                     TOTAL             YEAR        YEARS         YEARS        YEARS          YEARS
------------------------------------------------------------------------------------------------------- ---------------------------
Senior unsecured notes                          $1,100,196           $   --     $485,267      $     --     $614,929        $    --
Revolving credit facility                           59,500               --       59,500            --           --             --
Mortgages and loans payable                        543,807            3,435       23,552       475,228       41,592             --
Payments in
 lieu of taxes (PILOT)                              27,969            4,723       10,581         1,911        4,204          6,551
Ground lease payments                               24,127              487        1,109         1,068        2,070         19,393

As of December 31, 2001, the Operating Partnership's total debt had a weighted average term to maturity of approximately 4.8 years. The Operating Partnership does not intend to reserve funds to retire the Operating Partnership's Senior Unsecured Notes or its mortgages and loans payable upon maturity. Instead, the Operating Partnership will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities. The Operating Partnership is reviewing various refinancing options, including the issuance of additional unsecured debt, preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during 2002. The Operating Partnership anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Operating Partnership's capital and liquidity needs both in the short and long-term. However, if these sources of funds are insufficient or unavailable, the Operating Partnership's ability to make the expected distributions discussed below may be adversely affected.

The Operating Partnership has an effective shelf registration statement with the SEC for an aggregate amount of $2.0 billion in equity securities of the Operating Partnership. The Corporation and Operating Partnership also have an effective shelf registration statement with the SEC for an aggregate of $2.0 billion in debt securities, preferred stock and preferred stock represented by depositary shares, under which the Operating Partnership has issued an aggregate of $1.1 billion of senior unsecured notes.

On September 13, 2000, the Board of Directors authorized an increase to the Corporation's repurchase program under which the Corporation is permitted to purchase up to an additional $150.0 million of the Corporation's outstanding common stock ("Repurchase Program"). From that date through February 14, 2002, the Corporation purchased for constructive retirement under the Repurchase Program 3.3 million shares of its outstanding common stock for an aggregate cost of approximately $91.1 million of which 1.3 million shares were repurchased in 2001 for a total cost of approximately $35.4 million. As a result, the Corporation has a remaining authorization to repurchase up to an additional $58.9 million of its outstanding common stock, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

The Operating Partnership may not dispose of or distribute certain of its properties, currently comprising 141 properties with an aggregate net book value of approximately $1.9 billion, which were originally contributed by members of either the Mack Group (which includes William L. Mack, Chairman of the Corporation's Board of Directors; Earle I. Mack, director; and Mitchell E. Hersh, chief executive officer and director), the Robert Martin Group (which includes Robert F. Weinberg, director; Martin W. Berger, a former director; Timothy M. Jones, president; and Michael A. Grossman, executive vice president) or the Cali Group (which includes John J. Cali, director and John R. Cali, director) without the express written consent of a representative of the Mack Group, the Robert Martin Group or the Cali Group, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate Mack Group, Robert Martin Group or Cali Group members for the tax consequences of the recognition of such built-in-gains (collectively, the "Property Lock-Ups"). The aforementioned restrictions do not apply in the event that the Operating Partnership sells all of its properties or in connection with a sale transaction which the Corporation's Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Operating Partnership or to cure any material monetary default on any mortgage secured by a property. The Property Lock-Ups expire periodically through 2008. Upon the expiration of the Property Lock-Ups, the Operating Partnership is required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate Mack Group, Robert Martin Group or Cali Group members.

To maintain its qualification as a REIT, the Corporation must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. Moreover, the Corporation intends to continue to make regular quarterly distributions to its stockholders which, based upon current policy, in the aggregate would equal approximately $141.2 million on an annualized basis. However, any such distribution, whether for federal income tax purposes or otherwise, would only be paid out of available cash after meeting both operating requirements and scheduled debt service on the Operating Partnership's debt.

FUNDS FROM OPERATIONS

The Operating Partnership considers funds from operations ("FFO"), after adjustment for straight-lining of rents and non-recurring charges, one measure of REIT performance. FFO is defined as net income (loss) before distribution to preferred unitholders, computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring, other extraordinary items, and sales of depreciable rental property, plus real estate-related depreciation and amortization. FFO should not be considered as an alternative to net income as an indication of the Operating Partnership's performance or to cash flows as a measure of liquidity. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Operating Partnership's FFO is comparable to the FFO of real estate companies that use the current definition of the National Association of Real Estate Investment Trusts ("NAREIT"), after the adjustment for straight-lining of rents and non-recurring charges.

FFO for the years ended December 31, 2001, 2000 and 1999, as calculated in accordance with NAREIT's definition as published in October 1999, after adjustment for straight-lining of rents and non-recurring charges, are summarized in the following table (IN THOUSANDS):

                                                                                                      Year Ended December 31,
                                                                                                  2001          2000        1999
--------------------------------------------------------------------------------------------------------------------------------
Income before realized gains (losses) and unrealized losses on disposition of rental property,
      minority interest and extraordinary item                                               $ 177,698     $ 146,110   $ 150,726
Add: Real estate-related depreciation and amortization (1)                                      94,198        94,250      89,731
Gain on sale of land                                                                                --         2,248          --
Non-recurring charges                                                                               --        37,139      16,458
Deduct: Rental income adjustment for straight-lining of rents (2)                              (11,399)      (12,604)    (12,596)
        Minority interest: partially-owned properties                                               --        (5,072)        (79)
--------------------------------------------------------------------------------------------------------------------------------
Funds from operations, after adjustment for straight-lining
      of rents and non-recurring charges                                                     $ 260,497     $ 262,071   $ 244,240
Deduct: Distributions to preferred unitholders                                                 (15,644)      (15,441)    (15,476)
--------------------------------------------------------------------------------------------------------------------------------
Funds from operations, after adjustment for straight-lining
      of rents and non-recurring charges, after distributions
      To preferred unitholders                                                               $ 244,853     $ 246,630   $ 228,764
================================================================================================================================
Cash flows provided by operating activities                                                  $ 265,883     $ 180,529   $ 243,638
Cash flows(used in) provided by investing activities                                         $(145,586)    $   6,189   $(195,178)
Cash flows used in financing activities                                                      $(120,641)    $(182,210)  $ (45,598)
--------------------------------------------------------------------------------------------------------------------------------
Basic weighted averages units outstanding (3)                                                   64,495        66,392      66,885
--------------------------------------------------------------------------------------------------------------------------------
Diluted weighted average units outstanding (3)                                                  71,134        73,070      73,769
--------------------------------------------------------------------------------------------------------------------------------

(1) Includes the Operating Partnership's share from unconsolidated joint ventures of $3,567, $2,928 and $3,166 for the years ended December 31, 2001, 2000 and 1999.
(2) Includes the Operating Partnership's share from unconsolidated joint ventures of $83, $24 and $158 for the years ended December 31, 2001, 2000 and 1999.
(3) See calculations for the amounts presented in the following reconciliation.

The following schedule reconciles the Operating Partnership's basic weighted average units to the basic and diluted weighted average units presented above (IN THOUSANDS):

                                                                                                      Year Ended December 31,
                                                                                                  2001          2000        1999
---------------------------------------------------------------------------------------------------------------------------------
Basic weighted average units:                                                                   64,495        66,392      66,885
Add: Weighted average preferred units
        (after conversion to common units)                                                       6,359         6,485       6,636
        Stock options                                                                              270           188         241
        Restricted Stock Awards                                                                     10             5           7
---------------------------------------------------------------------------------------------------------------------------------

Diluted weighted average units:                                                                 71,134        73,070      73,769
=================================================================================================================================

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. In pursuing its business plan, the primary market risk to which the Operating Partnership is exposed is interest rate risk. Changes in the general level of interest rates prevailing in the financial markets may affect the spread between the Operating Partnership's yield on invested assets and cost of funds and, in turn, its ability to make distributions or payments to its investors.

Approximately $1.6 billion of the Operating Partnership's long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of December 31, 2001 ranged from LIBOR plus 65 basis points to LIBOR plus 80 basis points.

DECEMBER 31, 2001

DEBT,
INCLUDING CURRENT PORTION         2002       2003       2004      2005       2006  THEREAFTER       TOTAL   FAIR VALUE
-------------------------         ----       ----       ----      ----       ----  ----------       -----   ----------
Fixed Rate                      $3,259   $195,501   $312,110  $254,598   $219,814    $623,190  $1,608,472   $1,645,314
Average Interest Rate            7.72%      7.30%      7.34%     7.13%      7.06%       7.70%       7.38%

Variable Rate                            $ 59,500                                    $ 32,178    $ 91,678   $   91,678

While the Operating Partnership has not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in losses to the Operating Partnership which could adversely affect its operating results and liquidity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference from the Corporation's definitive proxy statement for its annual meeting of shareholders to be held on May 14, 2002.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Corporation's definitive proxy statement for its annual meeting of shareholders to be held on May 14, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference from the Corporation's definitive proxy statement for its annual meeting of shareholders to be held on May 14, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from the Corporation's definitive proxy statement for its annual meeting of shareholders to be held on May 14, 2002.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements and Report of PricewaterhouseCoopers LLP, Independent Accountants

       Consolidated Balance Sheets as of December 31, 2001 and 2000

       Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999

       Consolidated Statements of Changes in Partners' Capital for the Years Ended December 31, 2001, 2000 and 1999

       Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

       Notes to Consolidated Financial Statements

(a) 2. FINANCIAL STATEMENT SCHEDULES

       Schedule III - Real Estate Investments and Accumulated Depreciation as of December 31, 2001

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

      3.4 Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. dated August 21, 1998 (filed as Exhibit 3.1 to Corporation's and the Operating Partnership's Registration Statement on Form S-3, Registration No. 333-57103, and incorporated herein by reference).

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

      4.2 Amendment No. 1 to the Amended and Restated Shareholder Rights Agreement, dated as of June 27, 2000, by and among Mack-Cali Realty Corporation and EquiServe Trust Company, N.A. (filed as
                  Exhibit 4.1 to the Operating Partnership's Form 8-K dated June 27, 2000 and incorporated herein by reference).

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

      EXHIBIT
      NUMBER      EXHIBIT TITLE
      ------      -------------

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

      *21         Subsidiaries of the Operating Partnership.

      *23 Consent of PricewaterhouseCoopers LLP, independent accountants.

(b)   Reports on Form 8-K

      During the fourth quarter of 2001, the Operating Partnership did not file any reports on Form 8-K.

----------
*FILED HEREWITH

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Mack-Cali Realty, L.P.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 60 present fairly, in all material respects, the financial position of Mack-Cali Realty, L.P. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 60 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Operating Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
New York, New York
February 19, 2002

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
================================================================================

                                                                                 December 31,
ASSETS                                                                        2001            2000
--------------------------------------------------------------------------------------------------
Rental property
   Land and leasehold interests                                        $   479,358     $   542,841
   Buildings and improvements                                            2,751,453       2,934,383
   Tenant improvements                                                     140,071         106,208
   Furniture, fixtures and equipment                                         7,189           6,445
--------------------------------------------------------------------------------------------------
                                                                         3,378,071       3,589,877
   Less - accumulated depreciation and amortization                       (350,705)       (302,932)
--------------------------------------------------------------------------------------------------
                                                                         3,027,366       3,286,945
   Rental property held for sale, net                                      384,626         107,458
--------------------------------------------------------------------------------------------------
      Net investment in rental property                                  3,411,992       3,394,403
Cash and cash equivalents                                                   12,835          13,179
Investments in unconsolidated joint ventures                               146,540         101,438
Unbilled rents receivable, net                                              60,829          50,499
Deferred charges and other assets, net                                     101,499         102,655
Restricted cash                                                              7,914           6,557
Accounts receivable, net of allowance for doubtful accounts
      of $752 and $552                                                       5,161           8,246
--------------------------------------------------------------------------------------------------

Total assets                                                           $ 3,746,770     $ 3,676,977
==================================================================================================

LIABILITIES AND PARTNERS' CAPITAL
--------------------------------------------------------------------------------------------------
Senior unsecured notes                                                 $ 1,096,843     $   798,099
Revolving credit facilities                                                 59,500         348,840
Mortgages and loans payable                                                543,807         481,573
Dividends and distributions payable                                         44,069          43,496
Accounts payable and accrued expenses                                       64,620          53,608
Rents received in advance and security deposits                             33,512          31,146
Accrued interest payable                                                    25,587          17,477
--------------------------------------------------------------------------------------------------
      Total liabilities                                                  1,867,938       1,774,239
--------------------------------------------------------------------------------------------------

Minority interest in consolidated partially-owned properties                    --           1,925

Commitments and contingencies

PARTNERS' CAPITAL:
Preferred units, 220,340 and 220,340 units outstanding                     226,005         226,005
General partner, 56,712,270 and 56,980,893 common units outstanding      1,432,588       1,453,290
Limited partners, 7,954,775 and 7,963,725 common units outstanding         211,715         212,994
Unit warrants, 2,000,000 and 2,000,000 outstanding                           8,524           8,524
--------------------------------------------------------------------------------------------------
      Total partners' capital                                            1,878,832       1,900,813
--------------------------------------------------------------------------------------------------

Total liabilities and partners' capital                                $ 3,746,770     $ 3,676,977
==================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
================================================================================

                                                                       Year Ended December 31,
REVENUES                                                             2001          2000          1999
-----------------------------------------------------------------------------------------------------
Base rents                                                      $ 506,557     $ 491,193     $ 469,853
Escalations and recoveries from tenants                            56,083        58,488        62,182
Parking and other                                                  10,518        15,325        15,915
Equity in earnings of unconsolidated joint ventures                 9,004         8,055         2,593
Interest income                                                     2,186         3,092           941
-----------------------------------------------------------------------------------------------------
      Total revenues                                              584,348       576,153       551,484
-----------------------------------------------------------------------------------------------------

EXPENSES
-----------------------------------------------------------------------------------------------------
Real estate taxes                                                  62,015        59,400        57,382
Utilities                                                          43,892        42,035        41,580
Operating services                                                 68,779        70,711        69,689
General and administrative                                         28,490        23,276        25,480
Depreciation and amortization                                      91,471        92,088        87,209
Interest expense                                                  112,003       105,394       102,960
Non-recurring charges                                                  --        37,139        16,458
-----------------------------------------------------------------------------------------------------
      Total expenses                                              406,650       430,043       400,758
-----------------------------------------------------------------------------------------------------
Income before realized gains (losses) and unrealized losses
   on disposition of rental property                              177,698       146,110       150,726
Realized gains (losses) and unrealized losses on
   disposition of rental property, net                            (11,864)       85,353         1,957
-----------------------------------------------------------------------------------------------------
Income before minority interest                                   165,834       231,463       152,683
Minority interest in consolidated partially-owned properties           --         5,072            79
-----------------------------------------------------------------------------------------------------
Net income                                                        165,834       226,391       152,604
Preferred unit distributions                                      (15,644)      (15,441)      (15,476)
-----------------------------------------------------------------------------------------------------

Net income available to common unitholders                      $ 150,190     $ 210,950     $ 137,128
=====================================================================================================

BASIC EARNINGS PER UNIT:
Net income                                                      $    2.33     $    3.18     $    2.05

DILUTED EARNINGS PER UNIT:
Net income                                                      $    2.32     $    3.10     $    2.04

Distributions declared per common unit                          $    2.46     $    2.38     $    2.26
-----------------------------------------------------------------------------------------------------

Basic weighted average units outstanding                           64,495        66,392        66,885
-----------------------------------------------------------------------------------------------------

Diluted weighted average units outstanding                         64,775        73,070        67,133
-----------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (IN THOUSANDS)
================================================================================

                                                           General   Limited
                                            Preferred      Partner   Partner     Preferred
                                                Units       Units      Units   Unitholders
--------------------------------------------------------------------------------------------
Balance at January 1, 1999                        250      57,266      9,087     $ 223,330
Net income                                         --          --         --        15,476
Distributions                                      --          --         --       (15,476)
Conversion of preferred units
 to limited partner units                         (21)         --        605       (21,491)
Redemption of limited partner units
 for shares of common stock                        --       1,935     (1,935)           --
Issuance of limited partner units                  --          --        397            --
Contributions - proceeds from
 stock options exercised                           --          48         --            --
Deferred compensation plan for directors           --          --         --            --
Contributions - proceeds from dividend
 reinvestment and stock purchase plan              --           1         --            --
Issuance of Restricted Stock Awards                --         212         --            --
Amortization of stock compensation                 --          --         --            --
Allocation of net equity                           --          --         --        33,361
Repurchase of general partner units                --      (1,015)        --            --
--------------------------------------------------------------------------------------------
Balance at December 31, 1999                      229      58,447      8,154       235,200
Net income                                         --          --         --        15,441
Distributions                                      --          --         --       (15,441)
Conversion of preferred units
 to limited partner units                          (9)         --        258        (9,195)
Redemption of limited partner units
 for shares of common stock                        --         448       (448)           --
Contributions - proceeds from
 stock options exercised                           --         117         --            --
Deferred compensation plan for directors           --          --         --            --
Amortization of stock compensation                 --          --         --            --
Adjustment to fair value of restricted stock       --          --         --            --
Cancellation of Restricted Stock Awards            --          (5)        --            --
Repurchase of general partner units                --      (2,026)        --            --
Stock option charge                                --          --         --            --
--------------------------------------------------------------------------------------------
Balance at December 31, 2000                      220      56,981      7,964       226,005
Net income                                         --          --         --        15,644
Distributions                                      --          --         --       (15,644)
Redemption of limited partner units
 for shares of common stock                        --           9         (9)           --
Contributions - proceeds from
 stock options exercised                           --         904         --            --
Deferred compensation plan for
 directors                                         --          --         --            --
Issuance of Restricted Stock Awards                --          95         --            --
Amortization of stock compensation                 --          --         --            --
Cancellation of Restricted Stock Awards            --          (7)        --            --
Repurchase of general partner units                --      (1,270)        --            --
--------------------------------------------------------------------------------------------
Balance at December 31, 2001                      220      56,712      7,955     $ 226,005
============================================================================================


                                                  General    Limited      Unit
                                                  Partner   Partners  Warrants        Total
-------------------------------------------------------------------------------------------
Balance at January 1, 1999                    $ 1,387,674  $ 305,692   $8,524   $ 1,925,220
Net income                                        119,739     17,389       --       152,604
Distributions                                    (132,327)   (18,865)      --      (166,668)
Conversion of preferred units
 to limited partner units                              --     21,491       --            --
Redemption of limited partner units
 for shares of common stock                        56,065    (56,065)      --            --
Issuance of limited partner units                      --     11,503       --        11,503
Contributions - proceeds from
 stock options exercised                            1,049         --       --         1,049
Deferred compensation plan for directors               90         --       --            90
Contributions - proceeds from dividend
 reinvestment and stock purchase plan                  32         --       --            32
Issuance of Restricted Stock Awards                    --         --       --            --
Amortization of stock compensation                    827         --       --           827
Allocation of net equity                           36,233    (69,594)      --            --
Repurchase of general partner units               (27,500)        --       --       (27,500)
-------------------------------------------------------------------------------------------
Balance at December 31, 1999                    1,441,882    211,551    8,524     1,897,157
Net income                                        185,338     25,612       --       226,391
Distributions                                    (138,585)   (19,125)      --      (173,151)
Conversion of preferred units
 to limited partner units                              --      9,195       --            --
Redemption of limited partner units
 for shares of common stock                        14,239    (14,239)      --            --
Contributions - proceeds from
 stock options exercised                            2,500         --       --         2,500
Deferred compensation plan for directors              111         --       --           111
Amortization of stock compensation                  1,672         --       --         1,672
Adjustment to fair value of restricted stock           97         --       --            97
Cancellation of Restricted Stock Awards                --         --       --            --
Repurchase of general partner units               (55,514)        --       --       (55,514)
Stock option charge                                 1,550         --       --         1,550
-------------------------------------------------------------------------------------------
Balance at December 31, 2000                    1,453,290    212,994    8,524     1,900,813
Net income                                        131,659     18,531       --       165,834
Distributions                                    (139,416)   (19,571)      --      (174,631)
Redemption of limited partner units
 for shares of common stock                           239       (239)      --            --
Contributions - proceeds from
 stock options exercised                           20,675         --       --        20,675
Deferred compensation plan for
 directors                                            156         --       --           156
Issuance of Restricted Stock Awards                    41         --       --            41
Amortization of stock compensation                  1,356         --       --         1,356
Cancellation of Restricted Stock Awards                --         --       --            --
Repurchase of general partner units               (35,412)        --       --       (35,412)
-------------------------------------------------------------------------------------------
Balance at December 31, 2001                  $ 1,432,588  $ 211,715   $8,524   $ 1,878,832
===========================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
================================================================================

                                                                                            Year Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES                                                    2001          2000          1999
------------------------------------------------------------------------------------------------------------------------
Net income                                                                         $ 165,834     $ 226,391     $ 152,604
Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                                91,471        92,088        87,209
         Amortization of stock compensation                                            1,356         1,769           827
         Amortization of deferred financing costs and debt discount                    5,113         4,257         3,570
         Stock options charge                                                             --         1,550            --
         Equity in earnings of unconsolidated joint ventures                          (9,004)       (8,055)       (2,593)
         Realized gains (losses) and unrealized losses on disposition
          of rental property, net                                                     11,864       (85,353)       (1,957)
         Minority interest in consolidated partially-owned properties                     --         5,072            79
Changes in operating assets and liabilities:
         Increase in unbilled rents receivable                                       (11,318)      (12,591)      (12,412)
         Increase in deferred charges and other assets, net                          (14,006)      (31,332)      (28,893)
         Decrease (increase) in accounts receivable, net                               3,085        (1,436)       (2,882)
         Increase (decrease) in accounts payable and accrued expenses                 11,012        (9,786)       27,536
         Increase (decrease) in rents received in advance and security deposits        2,366        (2,896)        6,170
         Increase in accrued interest payable                                          8,110           851        14,380
------------------------------------------------------------------------------------------------------------------------

            Net cash provided by operating activities                              $ 265,883     $ 180,529     $ 243,638
========================================================================================================================

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------------------------------------------------------------------------------------------
Additions to rental property                                                       $(279,686)    $(268,243)    $(191,507)
Issuance of mortgage note receivable                                                      --       (14,733)           --
Repayment of mortgage note receivable                                                  5,983            --            --
Investments in unconsolidated joint ventures                                         (71,272)      (17,587)      (40,567)
Distributions from unconsolidated joint ventures                                      38,689        13,338        20,551
Proceeds from sales of rental property                                               162,057       292,890        17,400
Increase (decrease) in restricted cash                                                (1,357)          524        (1,055)
------------------------------------------------------------------------------------------------------------------------

      Net cash (used in) provided by investing activities                          $(145,586)    $   6,189     $(195,178)
========================================================================================================================

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------------------------------------------------------------------------------------------
Proceeds from senior unsecured notes                                               $ 298,269     $  15,000     $ 782,535
Proceeds from revolving credit facilities                                            412,240       708,004       372,248
Proceeds from mortgages and loans payable                                             70,000            --        45,500
Repayments of revolving credit facilities                                           (701,581)     (536,164)     (866,848)
Repayments of mortgages and loans payable                                             (7,290)      (48,817)     (264,431)
Proceeds from minority interest of consolidated partially-owned properties                --            --        83,600
Distributions to minority interest in partially-owned properties                          --       (88,672)           --
Repurchase of general partner units                                                  (35,412)      (55,514)      (27,500)
Payment of financing costs                                                            (3,484)       (6,394)       (7,048)
Proceeds from stock options exercised                                                 20,675         2,500         1,049
Proceeds from dividend reinvestment and stock purchase plan                               --            --            32
Payment of distributions                                                            (174,058)     (172,153)     (164,735)
------------------------------------------------------------------------------------------------------------------------

      Net cash used in financing activities                                        $(120,641)    $(182,210)    $ (45,598)
========================================================================================================================

Net (decrease) increase in cash and cash equivalents                               $    (344)    $   4,508     $   2,862
Cash and cash equivalents, beginning of period                                     $  13,179     $   8,671     $   5,809
------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                           $  12,835     $  13,179     $   8,671
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

The General Partner is a fully integrated, self-administered, self-managed real estate investment trust ("REIT"). The General Partner controls the Operating Partnership as its sole general partner, and owned an 87.7 percent and 87.7 percent common unit interest in the Operating Partnership as of December 31, 2001 and 2000, respectively.

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

As of December 31, 2001, the Operating Partnership owned or had interests in 267 properties plus developable land (collectively, the "Properties"). The Properties aggregate approximately 28.4 million square feet, and are comprised of 160 office buildings and 95 office/flex buildings totaling approximately 28.0 million square feet (which includes seven office buildings and one office/flex buildings aggregating 1.4 million square feet, owned by unconsolidated joint ventures in which the Operating Partnership has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, one multi-family residential complex consisting of 124 units, two stand-alone retail properties and three land leases. The Properties are located in 10 states, primarily in the Northeast, plus the District of Columbia.

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

2. SIGNIFICANT ACCOUNTING POLICIES

RENTAL
PROPERTY Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition and development of rental properties are capitalized. Capitalized development costs include interest, property taxes, insurance and other project costs incurred during the period of development. Included in total rental property is construction-in-progress of $210,463 and $188,077 as of December 31, 2001 and 2000, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

                        Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

                        Leasehold interests                            Remaining lease term
                        -------------------------------------------------------------------
                        Buildings and improvements                            5 to 40 years
                        -------------------------------------------------------------------
                        Tenant improvements                      The shorter of the term of
                                                           the related lease or useful life
                        -------------------------------------------------------------------
                        Furniture, fixtures and equipment                     5 to 10 years
                        -------------------------------------------------------------------

                        On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired. A property's value is impaired only if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. Management does not believe that the value of any of the Operating Partnership's rental properties is impaired.

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

DEFERRED
FINANCING COSTS         Costs incurred in obtaining financing are capitalized
                        and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $4,638, $3,943 $3,320 for the years ended December 31, 2001,
                        2000 and 1999, respectively.

DEFERRED
LEASING COSTS           Costs incurred in connection with leases are capitalized
                        and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Operating
                        Partnership provide leasing services to the Properties and receive compensation based on space leased. The portion of such compensation, which is capitalized and amortized, approximated $4,013, $3,704 and $3,704 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

                        As of December 31, 2001, the net basis of the rental property for Federal income tax purposes was lower than the net assets as reported in the Operating Partnership's financial statements by approximately $1,031,965. The Operating Partnership's taxable income for the years ended December 31, 2001, 2000 and 1999 was approximately $179,067, $163,084 and $174,214, respectively. The differences between book income and taxable income primarily result from differences in depreciation expense, the recording of rental income, the nondeductibility of certain expenses for tax purposes, differences in revenue recognition and the rules for tax purposes of a property exchange and issuance of preferred convertible partnership units.

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

DIVIDENDS AND
DISTRIBUTIONS
PAYABLE The distributions payable at December 31, 2001 represents distributions payable to common unitholders of record as of January 4, 2002 (64,667,045 common units) and preferred distributions payable to preferred unitholders (220,340 preferred units) for the fourth quarter 2001. The fourth quarter 2001 common unit distribution of $0.62 per common unit, as well as the fourth quarter preferred unit distribution of $17.8932 per preferred unit, were approved by the Board of Directors of the General Partner on December 18, 2001 and paid on January 22, 2002.

                        The distributions payable at December 31, 2000 represents distributions payable to common unitholders of record as of January 4, 2001 (64,946,618 common units) and preferred distributions payable to preferred unitholders (220,340 preferred units) for the fourth quarter 2000. The fourth quarter 2000 common unit distribution of $0.61 per common unit, as well as the fourth quarter preferred unit distribution of $17.6046 per preferred unit, were approved by the Board of Directors of the General Partner on December 20, 2000 and paid on January 22, 2001.

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

3. ACQUISITIONS, PROPERTY SALES AND OTHER TRANSACTIONS

2001 TRANSACTIONS

OPERATING PROPERTY ACQUISITIONS

The Operating Partnership acquired the following operating properties during the year ended December 31, 2001:

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    Investment by
Acquisition                                                                                  # of       Rentable        Operating
Date                 Property/Portfolio Name       Location                                Bldgs.    Square Feet    Partnership (a)
----------------------------------------------------------------------------------------------------------------------------------
OFFICE:
4/6/01               4 & 6 Campus Drive            Parsippany, Morris County, NJ                2        295,766          $48,404
11/6/01              9 Campus Drive (b)            Parsippany, Morris County, NJ                1        156,495           15,073
----------------------------------------------------------------------------------------------------------------------------------

Total Office Property Acquisitions:                                                             3        452,261          $63,477
----------------------------------------------------------------------------------------------------------------------------------

OFFICE/FLEX:
2/14/01               31 & 41 Twosome Drive        Moorestown, Burlington County, NJ            2        127,250           $7,155
4/27/01               1245 & 1247 N. Church St,
                       2 Twosome Drive             Moorestown, Burlington County, NJ            3        154,200           11,083
8/3/01                5 & 6 Skyline Drive (c)      Hawthorne, Westchester County, NY            2        168,177           14,846
--------------------- ------------------------------------------------------------------------------------------------------------

Total Office/Flex Property Acquisitions:                                                        7        449,627          $33,084
----------------------------------------------------------------------------------------------------------------------------------

TOTAL OPERATING PROPERTY ACQUISITIONS:                                                         10        901,888          $96,561
==================================================================================================================================

(a) Transactions were funded primarily through borrowings on the Operating Partnership's revolving credit facility, from net proceeds received in the sale or sales of rental property, and/or from the Operating Partnership's cash reserves.

(b) The Operating Partnership acquired the remaining 50 percent interest in this property from an unconsolidated joint venture. Investment by Operating Partnership represents the net cost of acquiring the remaining interest.

(c)   The property was acquired from an entity whose principals include Timothy
      M. Jones, Robert F. Weinberg and Martin S. Berger, each of whom are affiliated with the Operating Partnership as the President of the Corporation, a current member of the Board of Directors and a former member of the Board of Directors of the Corporation, respectively. See
      Note 19.

PROPERTIES PLACED IN SERVICE

The Operating Partnership placed in service the following properties during the year ended December 31, 2001:

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   Investment by
Date Placed                                                                                  # of      Rentable        Operating
in Service          Property/Portfolio Name              Location                          Bldgs.   Square Feet   Partnership (a)
--------------------------------------------------------------------------------------------------------------------------------
OFFICE:
1/15/01             105 Eisenhower Parkway               Roseland, Essex County, NJ             1       220,000          $47,328
3/1/01              8181 East Tufts Avenue               Denver, Denver County, CO              1       185,254           34,993
--------------------------------------------------------------------------------------------------------------------------------

TOTAL PROPERTIES PLACED IN SERVICE:                                                             2       405,254          $82,321
================================================================================================================================

(a) Development costs were funded primarily through draws on the Operating Partnership's revolving credit facilities.

LAND ACQUISITIONS

On January 5, 2001, the Operating Partnership acquired approximately 7.1 acres of developable land located in Littleton, Arapahoe County, Colorado. The land was acquired for approximately $2,711. When the Operating Partnership had committed itself to acquire the land, the Operating Partnership had intended to develop the site consistent with its then business strategy. Due to a change in the Operating Partnership's strategy, this land is currently held for sale (see
Note 7).

On September 13, 2001, the Operating Partnership acquired approximately 5.0 acres of developable land located in Elmsford, Westchester County, New York. The land was acquired for approximately $1,000 from an entity whose principals include Timothy M. Jones, Robert F. Weinberg and Martin S. Berger, each of whom are affiliated with the Operating Partnership as the President of the Operating Partnership, a current member of the Board of Directors and a former member of the Board of Directors of the Operating Partnership, respectively. The Operating Partnership has commenced construction of a fully pre-leased 33,000 square-foot office/flex building on the acquired land.

PROPERTY SALES

The Operating Partnership sold the following properties during the year ended December 31, 2001:

--------------------------------------------------------------------------------------------------------------------------------
Sale                                                                         # of     Rentable  Net Sales  Net Book    Realized
Date          Property Name              Location                          Bldgs.  Square Feet   Proceeds     Value  Gain (Loss)
--------------------------------------------------------------------------------------------------------------------------------
OFFICE:
6/1/01        1777 N.E. Loop 410         San Antonio, Bexar County, TX          1      256,137   $ 21,313  $ 16,703     $ 4,610
6/15/01       14511 Falling Creek        Houston, Harris County, TX             1       70,999      2,982     2,458         524
7/17/01       8214 Westchester           Dallas, Dallas County, TX              1       95,509      8,966     8,465         501
8/1/01        2600 Westown Parkway       West Des Moines, Polk County, IA       1       72,265      5,165     5,570        (405)
9/26/01       1709 New York Ave, NW      Washington, DC                         1      166,000     65,151    50,640      14,511
11/14/01      200 Concord Plaza Drive    San Antonio, Bexar County, TX          1      248,700     30,927    32,609      (1,682)
12/21/01      5225 Katy Freeway          Houston, Harris County, TX             1      112,213      6,887     7,393        (506)

RESIDENTIAL:
6/21/01       Tenby Chase Apartments     Delran, Burlington County, NJ          1    327 units     19,336     2,399      16,937

OTHER:
4/3/01        North Pier-Harborside (a)  Jersey City, Hudson County, NJ        --          n/a      3,357     2,918         439
--------------------------------------------------------------------------------------------------------------------------------

TOTAL PROPERTY SALES:                                                           8    1,021,823   $164,084  $129,155     $34,929
================================================================================================================================

(a) Net sales proceeds consisted of $1,330 in cash and $2,027 of a note receivable due in 2002.

In January 2002, the Operating Partnership sold 25 Martine Avenue, a 124-unit multi-family residential property located in White Plains, Westchester County, New York, for net sales proceeds of approximately $17.8 million, which resulted in a gain of approximately $7.3 million.

2000 TRANSACTIONS

OPERATING PROPERTY ACQUISITIONS

The Operating Partnership acquired the following operating properties during the year ended December 31, 2000:

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   Investment by
Acquisition                                                                        # of          Rentable              Operating
Date               Property/Portfolio Name     Location                          Bldgs.       Square Feet        Partnership (a)
--------------------------------------------------------------------------------------------------------------------------------
OFFICE:
5/23/00            555 & 565 Taxter Road       Elmsford, Westchester County, NY       2           341,108                $42,980
6/14/00            Four Gatehall Drive         Parsippany, Morris County, NJ          1           248,480                 42,381
--------------------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE PROPERTY ACQUISITIONS:                                                   3           589,588                $85,361
--------------------------------------------------------------------------------------------------------------------------------

OFFICE/FLEX:
3/24/00            Two Executive Drive (b)     Moorestown, Burlington County, NJ      1            60,800                $ 4,007
7/14/00            915 North Lenola Road (b)   Moorestown, Burlington County, NJ      1            52,488                  2,542
--------------------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE/FLEX PROPERTY ACQUISITIONS:                                              2           113,288                $ 6,549
--------------------------------------------------------------------------------------------------------------------------------

TOTAL OPERATING PROPERTY ACQUISITIONS:                                                5           702,876                $91,910
================================================================================================================================

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
in Service   Property Name                 Location                                  Bldgs.       Square Feet        Partnership (a)
------------------------------------------------------------------------------------------------------------------------------------
OFFICE:
9/01/00      Harborside Plaza 4-A (b)      Jersey City, Hudson County, NJ                 1           207,670                $61,459
9/15/00      Liberty Corner Corp. Center   Bernards Township, Somerset County, NJ         1           132,010                 17,430
------------------------------------------------------------------------------------------------------------------------------------

TOTAL PROPERTIES PLACED IN SERVICE:                                                       2           339,680                $78,889
====================================================================================================================================

(a) Transactions were funded primarily through draws on the Operating Partnership's revolving credit facilities.
(b)   Project includes seven-story, 1,100-car parking garage.

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

PROPERTY SALES

The Operating Partnership sold the following properties during the year ended December 31, 2000:

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                         Realized
Sale                                                                            # of     Rentable   Net Sales  Net Book     Gain/
Date       Property Name                Location                              Bldgs.  Square Feet    Proceeds     Value    (Loss)
----------------------------------------------------------------------------------------------------------------------------------
LAND:
02/25/00   Horizon Center Land          Hamilton Township, Mercer County, NJ      --   39.1 acres    $  4,180  $  1,932   $ 2,248

OFFICE:
04/17/00   95 Christopher Columbus Dr.  Jersey City, Hudson County, NJ             1      621,900     148,222    80,583    67,639
04/20/00   6900 IH-40 West              Amarillo, Potter County, TX                1       71,771       1,467     1,727      (260)
06/09/00   412 Mt. Kemble Avenue        Morris Twp., Morris County, NJ             1      475,100      81,981    75,439     6,542
09/21/00   Cielo Center                 Austin, Travis County, TX                  1      270,703      45,785    35,749    10,036
11/15/00   210 South 16th Street (a)    Omaha, Douglas County, NE                  1      319,535      11,976    12,828      (852)
----------------------------------------------------------------------------------------------------------------------------------

TOTAL PROPERTY SALES:                                                              5    1,759,009    $293,611  $208,258   $85,353
==================================================================================================================================

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

4. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

The debt of the Operating Partnership's joint ventures aggregating $455,671 are non-recourse to the Operating Partnership, except for customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations and except as otherwise indicated below.

PRU-BETA 3 (NINE CAMPUS DRIVE)

On March 27, 1998, the Operating Partnership acquired a 50 percent interest in an existing joint venture with The Prudential Insurance Company of America ("Prudential"), known as Pru-Beta 3, which owns and operates Nine Campus Drive, a 156,495 square-foot office building, located in the Mack-Cali Business Campus office complex in Parsippany, Morris County, New Jersey. The Operating Partnership performed management and leasing services for the property owned by the joint venture and recognized $146, $140 and $149 in fees for such services in the years ended December 31, 2001, 2000 and 1999, respectively. On November 5, 2001, the Operating Partnership acquired the remaining interest in the property for approximately $15,073.

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

      PACIFIC PLAZA I & II

      Pacific Plaza I & II is a two-phase development joint venture project, located in the city of Daly City, San Mateo County, California between HPMC Development Partners II, L.P. and a third-party entity. Phase I of the project, which was placed in service in August 2001, consists of a nine-story office building, aggregating 369,682 square feet. Phase II, which is currently under construction, will comprise a three-story retail and theater complex.

      STADIUM GATEWAY

      Stadium Gateway is a development joint venture project located in Anaheim, Orange County, California between HPMC Development Partners II, L.P. and a third-party entity. The venture has commenced construction of a six-story 261,554 square-foot office building, which is expected to be placed in service in early 2002.

G&G MARTCO (CONVENTION PLAZA)

On April 30, 1998, the Operating Partnership acquired a 49.9 percent interest in an existing joint venture, known as G&G Martco, which owns Convention Plaza, a 305,618 square-foot office building, located in San Francisco, San Francisco County, California. A portion of its initial investment was financed through the issuance of common units, as well as funds drawn from the Operating Partnership's credit facilities. Subsequently, on June 4, 1999, the Operating Partnership acquired an additional 0.1 percent interest in G&G Martco through the issuance of common units. The Operating Partnership performs management and leasing services for the property owned by the joint venture and recognized $235, $231 and $225 in fees for such services in the years ended December 31, 2001, 2000 and 1999, respectively.

AMERICAN FINANCIAL EXCHANGE L.L.C.

On May 20, 1998, the Operating Partnership entered into a joint venture agreement with Columbia Development Company, L.L.C. to form American Financial Exchange L.L.C. The venture was initially formed to acquire land for future development, located on the Hudson River waterfront in Jersey City, Hudson County, New Jersey, adjacent to the Operating Partnership's Harborside Financial Center office complex. The Operating Partnership holds a 50 percent interest in the joint venture. Among other things, the partnership agreement provides for a preferred return on the Operating Partnership's invested capital in the venture, in addition to the Operating Partnership's proportionate share of the venture's profit, as defined in the agreement. The joint venture acquired land on which it constructed a parking facility, a portion of which is currently licensed to a parking operator. Such parking facility serves a ferry service between the Operating Partnership's Harborside property and Manhattan. In the fourth quarter 2000, the Operating Partnership started construction of a 575,000 square-foot office building on certain of the land owned by the venture. Plaza 10 is 100 percent pre-leased to Charles Schwab & Co. Inc. ("Schwab") for a 15-year term. The lease agreement obligates the Operating Partnership, among other things, to deliver space to the tenant by required timelines and offers expansion options, at the tenant's election, to additional space in any adjacent Harborside projects. Such options may obligate the Operating Partnership to construct an additional building at Harborside if vacant space is not available in any of its existing Harborside properties. Should the Operating Partnership be unable to or choose not to provide such expansion space, the Operating Partnership could be liable to Schwab for its actual damages, in no event to exceed $15,000. The project under construction, which is anticipated to be completed in late 2002, is currently projected to cost the Operating Partnership approximately $145,000, of which $74,034 has been incurred by the Operating Partnership through December 31, 2001.

RAMLAND REALTY ASSOCIATES L.L.C. (ONE RAMLAND ROAD)

On August 20, 1998, the Operating Partnership entered into a joint venture agreement with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C. The venture was formed to own, manage and operate One Ramland Road, a 232,000 square-foot office/flex building plus adjacent developable land, located in Orangeburg, Rockland County, New York. In August 1999, the joint venture completed redevelopment of the property and placed the office/flex building in service. The Operating Partnership holds a 50 percent interest in the joint venture. The Operating Partnership performs management, leasing and other services for the property owned by the joint venture and recognized $108, $198 and $628 in fees for such services in the years ended December 31, 2001, 2000 and 1999, respectively.

ASHFORD LOOP ASSOCIATES L.P. (1001 SOUTH DAIRY ASHFORD/2100 WEST LOOP SOUTH)

On September 18, 1998, the Operating Partnership entered into a joint venture agreement with Prudential to form Ashford Loop Associates L.P. The venture was formed to own, manage and operate 1001 South Dairy Ashford, a 130,000 square-foot office building acquired on September 18, 1998 and 2100 West Loop South, a 168,000 square-foot office building acquired on November 25, 1998, both located in Houston, Harris County, Texas. The Operating Partnership holds a 20 percent interest in the joint venture. The Operating Partnership performs management and leasing services for the properties owned by the joint venture and recognized $170, $172 and $117 in fees for such services in the years ended December 31, 2001, 2000 and 1999, respectively. Under certain circumstances, Prudential has the right to convert its interest in the venture into common stock of the Operating Partnership, based on the underlying fair value of Prudential's interest in venture at the time of conversion.

ARCAP INVESTORS, L.L.C.

On March 18, 1999, the Operating Partnership invested in ARCap Investors, L.L.C., a joint venture with several participants, which was formed to invest in sub-investment grade tranches of commercial mortgage-backed securities ("CMBS"). The Operating Partnership has invested $20,000 in the venture. William L. Mack, Chairman of the Board of Directors of the Corporation, is a principal of the managing member of the venture. At December 31, 2001, the venture held approximately $595,937 of assets, comprised principally of subordinated CMBS recorded at market value.

MC-SJP MORRIS V REALTY, LLC AND MC-SJP MORRIS VI REALTY, LLC

The Operating Partnership has an agreement with SJP Properties, which provides for a cooperative effort in seeking approvals to develop up to approximately 1.8 million square feet of office development on certain vacant land owned by the Operating Partnership and SJP Properties, in Hanover and Parsippany, Morris County, New Jersey. The agreement provides that the parties shall share equally in the costs associated with seeking such requisite approvals. Upon mutual consent, the Operating Partnership and SJP Properties may enter into one or more joint ventures to construct on the vacant land, or seek to dispose of their respective vacant land parcels subject to the agreement. Pursuant to the agreement with SJP Properties, on August 24, 2000, the Operating Partnership entered into a joint venture with SJP Properties to form MC-SJP Morris V Realty, LLC and MC-SJP Morris VI Realty, LLC, which acquired developable land able to accommodate approximately 650,000 square feet of office space located in Parsippany, Morris County, New Jersey. The land was acquired for approximately $16,193. The venture entered into an agreement pertaining to the acquired land and two other land parcels in Parsippany with an insurance company to provide for a guarantee on the funding of the development of four office properties, aggregating 850,000 square feet. Such agreement provides, if the venture elects to develop, that the insurance company will be admitted to the joint venture and provide all the equity required to fund the development, subject to certain conditions. In addition, the venture obtained a loan on the acquired land from a bank, which is guaranteed by the insurance company.

SOUTH PIER AT HARBORSIDE - HOTEL DEVELOPMENT

On November 17, 1999, the Operating Partnership entered into an agreement with Hyatt Corporation ("Hyatt") to develop a 350-room hotel on the Operating Partnership's South Pier at Harborside Financial Center, Jersey City, Hudson County, New Jersey. In July 2000, the joint venture began development of the hotel project, which is expected to be completed by late 2002. The total cost of the construction project is estimated to be approximately $103,000. The venture has obtained a construction loan of $63,700, of which each partner has severally guaranteed repayment of approximately $11,148. Additionally, the Operating Partnership has posted an $8,000 letter of credit in support of another loan to the joint venture, $4,000 of which is indemnified by Hyatt. In addition, the Operating Partnership and Hyatt have guaranteed completion of the hotel project to the joint venture's construction lender. If the joint venture fails to complete the hotel project as required under the construction loan documents and the construction loan proceeds remaining to be advanced together with the capital contributed by the partners to such date are insufficient to complete the hotel project, the Operating Partnership and/or Hyatt may be required to provide additional funds sufficient to complete the hotel project.

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES

The following is a summary of the financial position of the unconsolidated joint ventures in which the Operating Partnership had investment interests as of December 31, 2001 and 2000:

                                                                      December 31, 2001
                                   -----------------------------------------------------------------------------------
                                                                                  American
                                                                        G&G      Financial       Ramland       Ashford
                                   Pru-Beta 3           HPMC         Martco       Exchange        Realty          Loop
----------------------------------------------------------------------------------------------------------------------
ASSETS:
   Rental property, net               $    --       $ 19,556       $  9,598        $81,070       $18,119       $37,358
   Other assets                           732         20,267          2,178            120         4,822           829
----------------------------------------------------------------------------------------------------------------------
   Total assets                       $   732       $ 39,823       $ 11,776        $81,190       $22,941       $38,187
======================================================================================================================
LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
   Mortgages and loans payable        $    --       $ 13,976       $ 50,000        $    --       $15,974       $    --
   Other liabilities                       --            897          1,175          9,667            83           830
   Partners'/members' capital             732         24,950        (39,399)        71,523         6,884        37,357
----------------------------------------------------------------------------------------------------------------------
   Total liabilities and
   partners'/members' capital         $   732       $ 39,823       $ 11,776        $81,190       $22,941       $38,187
======================================================================================================================
Operating Partnership's net
   investment in unconsolidated
   joint ventures                     $   350       $ 24,545       $  2,795        $74,651       $ 3,014       $ 7,809
----------------------------------------------------------------------------------------------------------------------

                                                     December 31, 2001
                                   -----------------------------------------------------
                                                    MC-SJP
                                                    Morris     Harborside       Combined
                                      ARCap         Realty     South Pier          Total
----------------------------------------------------------------------------------------
ASSETS:
   Rental property, net            $     --       $ 16,607        $63,236       $245,544
   Other assets                     595,937            107            100        625,092
----------------------------------------------------------------------------------------
   Total assets                    $595,937       $ 16,714        $63,336       $870,636
========================================================================================
LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
   Mortgages and loans payable     $324,819       $ 16,795        $34,107       $455,671
   Other liabilities                  3,736            103          2,927         19,418
   Partners'/members' capital       267,382           (184)        26,302        395,547
----------------------------------------------------------------------------------------
   Total liabilities and
   partners'/members' capital      $595,937       $ 16,714        $63,336       $870,636
========================================================================================
Operating Partnership's net
   investment in unconsolidated
   joint ventures                  $ 17,897       $    183        $15,296       $146,540
----------------------------------------------------------------------------------------

                                                                      December 31, 2000
                                   -----------------------------------------------------------------------------------
                                                                                  American
                                                                        G&G      Financial       Ramland       Ashford
                                   Pru-Beta 3           HPMC         Martco       Exchange        Realty          Loop
----------------------------------------------------------------------------------------------------------------------
ASSETS:
   Rental property, net               $20,810       $ 78,119       $ 10,589        $12,546       $18,947       $37,665
   Other assets                         2,737         27,082          2,508         11,851         4,755           849
----------------------------------------------------------------------------------------------------------------------
   Total assets                       $23,547       $105,201       $ 13,097        $24,397       $23,702       $38,514
======================================================================================================================
LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
   Mortgages and loans payable        $    --       $ 63,486       $ 50,000        $    --       $16,666       $    --
   Other liabilities                      160          5,035          1,368          9,400           522         1,005
   Partners'/members' capital          23,387         36,680        (38,271)        14,997         6,514        37,509
----------------------------------------------------------------------------------------------------------------------
   Total liabilities and
   partners'/members' capital         $23,547       $105,201       $ 13,097        $24,397       $23,702       $38,514
======================================================================================================================
Operating Partnership's net
   investment in unconsolidated
   joint ventures                     $16,110       $ 35,079       $  3,973        $15,809       $ 2,782       $ 7,874
----------------------------------------------------------------------------------------------------------------------

                                                     December 31, 2000
                                   -----------------------------------------------------
                                                    MC-SJP
                                                    Morris     Harborside       Combined
                                      ARCap         Realty     South Pier          Total
----------------------------------------------------------------------------------------
ASSETS:
   Rental property, net            $     --       $     --        $    --       $178,676
   Other assets                     310,342             --             --        360,124
----------------------------------------------------------------------------------------
   Total assets                    $310,342       $     --        $    --       $538,800
========================================================================================
LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
   Mortgages and loans payable     $129,562       $     --        $    --       $259,714
   Other liabilities                  3,750             --             --         21,240
   Partners'/members' capital       177,030             --             --        257,846
----------------------------------------------------------------------------------------
   Total liabilities and
   partners'/members' capital      $310,342       $     --        $    --       $538,800
========================================================================================
Operating Partnership's net
   investment in unconsolidated
   joint ventures                  $ 19,811       $     --        $    --       $101,438
----------------------------------------------------------------------------------------

The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Operating Partnership had investment interests during the years ended December 31, 2001, 2000 and 1999:

                                                                     Year Ended December 31, 2001
                                       ---------------------------------------------------------------------------------------
                                                                                        American
                                                                              G&G      Financial        Ramland        Ashford
                                       Pru-Beta 3            HPMC          Martco       Exchange         Realty           Loop
------------------------------------------------------------------------------------------------------------------------------
Total revenues                          $ 11,337        $ 22,826        $ 12,515        $   543        $ 3,718        $ 5,685
Operating and other expenses              (1,322)         (2,839)         (3,558)           (63)        (1,191)        (2,594)
Depreciation and amortization               (992)         (3,530)         (1,557)           (39)        (1,031)          (957)
Interest expense                              --          (2,995)         (3,095)            --         (1,126)            --
------------------------------------------------------------------------------------------------------------------------------

Net income                              $  9,023        $ 13,462        $  4,305        $   441        $   370        $ 2,134
==============================================================================================================================
Operating Partnership's equity in
   earnings (loss) of
   unconsolidated joint ventures        $    785        $  6,064        $  1,582        $  (322)       $   232        $   388
------------------------------------------------------------------------------------------------------------------------------

                                                  Year Ended December 31, 2001
                                       -----------------------------------------------------
                                                      MC-SJP
                                                      Morris     Harborside         Combined
                                           ARCap      Realty     South Pier            Total
--------------------------------------------------------------------------------------------
Total revenues                         $ 64,791        $  --          $  --       $ 121,415
Operating and other expenses            (32,200)          --             --         (43,767)
Depreciation and amortization                --           --             --          (8,106)
Interest expense                        (19,231)          --             --         (26,447)
--------------------------------------------------------------------------------------------

Net income                             $ 13,360        $  --          $  --       $  43,095
============================================================================================
Operating Partnership's equity in
   earnings (loss) of
   unconsolidated joint ventures       $    275        $  --          $  --       $   9,004
--------------------------------------------------------------------------------------------

                                                                      Year Ended December 31, 2000
                                       ---------------------------------------------------------------------------------------
                                                                                        American
                                                                              G&G      Financial        Ramland        Ashford
                                       Pru-Beta 3            HPMC          Martco       Exchange         Realty           Loop
------------------------------------------------------------------------------------------------------------------------------
Total revenues                          $  5,075        $  9,254        $ 10,785        $ 1,009        $ 4,011        $ 5,776
Operating and other expenses              (1,619)         (2,628)         (3,312)          (155)        (1,030)        (2,773)
Depreciation and amortization             (1,226)         (5,908)         (1,532)          (825)          (975)          (839)
Interest expense                              --          (4,535)         (4,060)            --         (1,547)            --
------------------------------------------------------------------------------------------------------------------------------

Net income (loss)                       $  2,230        $ (3,817)       $  1,881        $    29        $   459        $ 2,164
==============================================================================================================================
Operating Partnership's equity in
   earnings (loss) of
   unconsolidated joint ventures        $    935        $  3,248        $    483        $   735        $   180        $   474
------------------------------------------------------------------------------------------------------------------------------

                                                   Year Ended December 31, 2000
                                       -----------------------------------------------------
                                                      MC-SJP
                                                      Morris     Harborside         Combined
                                           ARCap      Realty     South Pier            Total
--------------------------------------------------------------------------------------------
Total revenues                         $ 19,931        $  --          $  --       $  55,841
Operating and other expenses             (3,060)          --             --         (14,577)
Depreciation and amortization                --           --             --         (11,305)
Interest expense                         (5,045)          --             --         (15,187)
--------------------------------------------------------------------------------------------

Net income (loss)                      $ 11,826        $  --          $  --       $  14,772
============================================================================================
Operating Partnership's equity in
   earnings (loss) of
   unconsolidated joint ventures       $  2,000        $  --          $  --       $   8,055
--------------------------------------------------------------------------------------------

                                                                Year Ended December 31, 1999
                                      ---------------------------------------------------------------------------------
                                                                                 American
                                                                         G&G    Financial        Ramland        Ashford
                                      Pru-Beta 3         HPMC         Martco     Exchange         Realty           Loop
-----------------------------------------------------------------------------------------------------------------------
Total revenues                          $ 4,938        $ 459        $ 9,011        $ 917        $ 1,426        $ 4,162
Operating and other expenses             (1,505)        (104)        (3,238)        (287)          (352)        (2,327)
Depreciation and amortization            (1,234)        (100)        (1,422)         (96)          (439)          (551)
Interest expense                             --         (119)        (3,116)          --            (45)            --
-----------------------------------------------------------------------------------------------------------------------

Net income                              $ 2,199        $ 136        $ 1,235        $ 534        $   590        $ 1,284
=======================================================================================================================
Operating Partnership's equity in
   earnings (loss) of
   unconsolidated joint ventures        $   827        $  --        $  (366)       $ 541        $   298        $   233
-----------------------------------------------------------------------------------------------------------------------

                                                 Year Ended December 31, 1999
                                     -----------------------------------------------------
                                                    MC-SJP
                                                    Morris      Harborside        Combined
                                         ARCap      Realty      South Pier           Total
------------------------------------------------------------------------------------------
Total revenues                       $ 10,093        $  --           $  --       $ 31,006
Operating and other expenses           (3,774)          --              --        (11,587)
Depreciation and amortization              --           --              --         (3,842)
Interest expense                       (2,185)          --              --         (5,465)
------------------------------------------------------------------------------------------

Net income                           $  4,134        $  --           $  --       $ 10,112
==========================================================================================
Operating Partnership's equity in
   earnings (loss) of
   unconsolidated joint ventures     $  1,060        $  --           $  --       $  2,593
------------------------------------------------------------------------------------------

5. DEFERRED CHARGES AND OTHER ASSETS

                                                             December 31,
                                                           2001            2000
--------------------------------------------------------------------------------
Deferred leasing costs                                $  93,677       $  80,667
Deferred financing costs                                 26,569          23,085
--------------------------------------------------------------------------------
                                                        120,246         103,752
Accumulated amortization                                (36,746)        (26,303)
--------------------------------------------------------------------------------
Deferred charges, net                                    83,500          77,449
Prepaid expenses and other assets                        17,999          25,206
--------------------------------------------------------------------------------

Total deferred charges and other assets, net          $ 101,499       $ 102,655
================================================================================

6. RESTRICTED CASH

Restricted cash includes security deposits for the Operating Partnership's residential property and certain commercial properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following:

                                                               December 31,
                                                           2001             2000
--------------------------------------------------------------------------------
Security deposits                                        $7,839           $6,477
Escrow and other reserve funds                               75               80
--------------------------------------------------------------------------------

Total restricted cash                                    $7,914           $6,557
================================================================================

7. RENTAL PROPERTY HELD FOR SALE

As of December 31, 2001, the Operating Partnership has identified 37 office properties, aggregating approximately 4.3 million square feet, a multi-family residential property and a land parcel as held for sale. These properties are located in Texas, Colorado, Arizona, Florida and New York. Such properties carried an aggregate book value of $384,626, net of accumulated depreciation of $28,379 and a valuation allowance of $40,464 at December 31, 2001.

In January 2002, the Operating Partnership sold 25 Martine Avenue, a 124-unit multi-family residential property located in White Plains, Westchester County, New York, for net sales proceeds of approximately $17,800, which resulted in a gain of approximately $7,300.

As of December 31, 2000, the Operating Partnership had identified 10 office properties, aggregating approximately 1.6 million square feet, and a land parcel as held for sale, all of which are located in San Antonio and Houston, Texas. Such properties carried an aggregate book value of $107,458, net of accumulated depreciation, of $7,019.

In 2001, the Operating Partnership sold four of these properties for total net sales proceeds of approximately $62,109.

The following is a summary of the condensed results of operations of the rental properties held for sale at December 31, 2001 for the years ended December 31, 2001, 2000 and 1999:

                                                 Year Ended December 31,
                                             2001           2000           1999
--------------------------------------------------------------------------------
Total revenues                           $ 73,839       $ 72,500       $ 68,857
Operating and other expenses              (30,364)       (28,419)       (27,804)
Depreciation and amortization              (2,634)       (10,020)        (9,377)
--------------------------------------------------------------------------------

Net income                               $ 40,841       $ 34,061       $ 31,676
================================================================================

There can be no assurance if and when sales of the Operating Partnership's rental properties held for sale will occur.

During the year ended December 31, 2001, the Operating Partnership determined that the carrying amounts of certain properties identified as held for sale were not expected to be recovered from estimated net sale proceeds from these property sales and, accordingly, recognized a valuation allowance of $46,793.

The following table summarizes realized gains (losses) and unrealized losses on disposition of rental property, net:

                                                                           Year Ended December 31,
                                                                         2001         2000       1999
-----------------------------------------------------------------------------------------------------
Realized gains (losses) on sale of rental property and land, net     $ 34,929      $85,353     $1,957
Valuation allowance on rental property held for sale                  (46,793)          --         --
-----------------------------------------------------------------------------------------------------

Realized gains (losses) and unrealized losses, net                   $(11,864)     $85,353     $1,957
=====================================================================================================

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

The Operating Partnership's senior unsecured notes (collectively, "Senior Unsecured Notes") are redeemable at any time at the option of the Operating Partnership, subject to certain conditions including yield maintenance.

The terms of the Senior Unsecured Notes include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

A summary of the terms of the Senior Unsecured Notes outstanding as of December 31, 2001 and 2000 is as follows:

                                                                December 31,       Effective
                                                               2001         2000    Rate (1)
---------------------------------------------------------------------------------------------
7.180% Senior Unsecured Notes, due December 31, 2003     $  185,283     $185,283        7.23%
7.000% Senior Unsecured Notes, due March 15, 2004           299,824      299,744        7.27%
7.250% Senior Unsecured Notes, due March 15, 2009           298,307      298,072        7.49%
7.835% Senior Unsecured Notes, due December 15, 2010         15,000       15,000        7.95%
7.750% Senior Unsecured Notes, due February 15, 2011        298,429           --        7.93%
---------------------------------------------------------------------------------------------

Total Senior Unsecured Notes                             $1,096,843     $798,099        7.51%
=============================================================================================

(1) Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount on the notes, as applicable.

9. REVOLVING CREDIT FACILITIES

2000 UNSECURED FACILITY

On June 22, 2000, the Operating Partnership obtained an unsecured revolving credit facility ("2000 Unsecured Facility") with a current borrowing capacity of $800,000 from a group of 24 lenders. The interest rate on outstanding borrowings under the credit line is currently the London Inter-Bank Offered Rate ("LIBOR") (1.87 percent at December 31, 2001) plus 80 basis points. The Operating Partnership may instead elect an interest rate representing the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points. The 2000 Unsecured Facility also requires a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears. Subject to certain conditions, the Operating Partnership has the ability through June 22, 2002 to increase the borrowing capacity of the credit line up to $1,000,000. The 2000 Unsecured Facility matures in June 2003, with an extension option of one year, which would require a payment of 25 basis points of the then borrowing capacity of the credit line upon exercise.

In the event of a change in the Operating Partnership's unsecured debt rating, the interest rate and facility fee will be adjusted in accordance with the following table:

OPERATING PARTNERSHIP'S                          INTEREST RATE -
UNSECURED DEBT RATINGS:                  APPLICABLE BASIS POINTS            FACILITY FEE
S&P/MOODY'S/FITCH (a)                                ABOVE LIBOR            BASIS POINTS
----------------------------------------------------------------------------------------
No rating or less than BBB-/Baa3/BBB-                      120.0                    30.0
BBB-/Baa3/BBB-                                              95.0                    20.0
BBB/Baa2/BBB                                                80.0                    20.0
BBB+/Baa1/BBB+                                              72.5                    17.5
A-/A3/A- or higher                                          65.0                    15.0

(a) If the Operating Partnership has debt ratings from two rating agencies one of which is S&P or Moody's, the rates per the above table shall be based on the lower of such ratings. If the Operating Partnership has debt ratings from three rating agencies, one of which is Standard & Poor's Rating Services ("S&P") or Moody's Investors Service ("Moody's"), the rates per the above table shall be based on the lower of the two highest ratings. If the Operating Partnership has debt ratings from only one agency, it will be considered to have no rating or less than BBB-/Baa3/BBB- per the above table.

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

The lending group for the 2000 Unsecured Facility consists of: Chase Manhattan Bank, as administrative agent; Fleet National Bank, as syndication agent; Bank of America, N.A., as documentation agent; Bank One, NA, Commerzbank Aktiengesellschaft and First Union National Bank, as senior managing agents; PNC Bank, N.A., as managing agent; Bayerische Hypo-und Vereinsbank AG, Dresdner Bank AG, Societe Generale and Wells Fargo Bank, N.A., as co-agents; and Bayerische Landesbank Girozentrale; Citizens Bank of Massachusetts; European American Bank; Chevy Chase Bank; Citicorp Real Estate, Inc.; DG Bank Deutsche Genossenschaftsbank, AG; Erste Bank; KBC Bank N.V.; SunTrust Bank; Bank Leumi USA and Israel Discount Bank of New York.

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

PRUDENTIAL FACILITY

The Operating Partnership had a revolving credit facility ("Prudential Facility") with Prudential Securities Corp. ("PSC") in the amount of $100,000, which bore interest at 110 basis points over one-month LIBOR, with a maturity date of June 29, 2001. The Prudential Facility was a recourse liability of the Operating Partnership and was secured by the Operating Partnership's equity interest in Harborside Plazas 2 and 3. The Prudential Facility was repaid in full and terminated at maturity on June 29, 2001.

SUMMARY

As of December 31, 2001 and 2000, the Operating Partnership had outstanding borrowings of $59,500 and $348,840, respectively, under its revolving credit facilities (with aggregate borrowing capacity of $800,000 and $900,000, respectively). The total outstanding borrowings were from the 2000 Unsecured Facility.

10. MORTGAGES AND LOANS PAYABLE

The Operating Partnership has mortgages and loans payable which are comprised of various loans collateralized by certain of the Operating Partnership's rental properties. Payments on mortgages and loans payable are generally due in monthly installments of principal and interest, or interest only.

A summary of the Operating Partnership's mortgages and loans payable as of December 31, 2001 and 2000 is as follows:

                                                                    EFFECTIVE     PRINCIPAL BALANCE AT
                                                                     INTEREST         DECEMBER 31,
PROPERTY NAME                   LENDER                                   RATE         2001         2000        MATURITY
------------------------------------------------------------------------------------------------------------------------
101 & 225 Executive Drive       Sun Life Assurance Co.                  6.27%     $     --     $  2,198        06/01/01
Mack-Cali Morris Plains         Corestates Bank                         7.51%           --        2,169        12/31/01
Mack-Cali Willowbrook           CIGNA                                   8.67%        8,598        9,460        10/01/03
400 Chestnut Ridge              Prudential Insurance Co.                9.44%       12,646       13,588        07/01/04
Mack-Cali Centre VI             Principal Life Insurance Co.            6.87%       35,000       35,000        04/01/05
Various (a)                     Prudential Insurance Co.                7.10%      150,000      150,000        05/15/05
Mack-Cali Bridgewater I         New York Life Ins. Co.                  7.00%       23,000       23,000        09/10/05
Mack-Cali Woodbridge II         New York Life Ins. Co.                  7.50%       17,500       17,500        09/10/05
Mack-Cali Short Hills           Prudential Insurance Co.                7.74%       25,218       25,911        10/01/05
500 West Putnam Avenue          New York Life Ins. Co.                  6.52%        9,273       10,069        10/10/05
Harborside - Plaza 1            U.S. West Pension Trust                 5.61%       57,978       54,370        01/01/06
Harborside - Plazas 2 and 3     Northwestern/Principal                  7.36%      162,022       95,630        01/01/06
Mack-Cali Airport               Allstate Life Insurance Co.             7.05%       10,394       10,500        04/01/07
Kemble Plaza I                  Mitsubishi Tr & Bk Co.            LIBOR+0.65%       32,178       32,178        01/31/09
------------------------------------------------------------------------------------------------------------------------

Total Property Mortgages                                                          $543,807     $481,573
========================================================================================================================

(a) The Operating Partnership has the option to convert the mortgage loan, which is secured by 12 properties, to unsecured debt, subject to, amongst other things, the Operating Partnership having an investment grade ratings from two rating agencies (at least one of which must be from S&P or Moody's) at the time of conversion.

SCHEDULED PRINCIPAL PAYMENTS

Scheduled principal payments and related weighted average annual interest rates for the Operating Partnership's Senior Unsecured Notes (see Note 8), revolving credit facilities (see Note 9) and mortgages and loans payable as of December 31, 2001 are as follows:

                                                                                    WEIGHTED AVG.
                                     SCHEDULED     PRINCIPAL                     INTEREST RATE OF
PERIOD                            AMORTIZATION    MATURITIES         TOTAL  FUTURE REPAYMENTS (A)
-------------------------------------------------------------------------------------------------
2002                                  $  3,996    $       --   $     3,996                  7.72%
2003                                     4,145       251,594       255,739                  6.31%
2004                                     2,922       309,863       312,785                  7.34%
2005                                     2,066       253,178       255,244                  7.13%
2006                                       222       220,000       220,222                  7.06%
Thereafter                                  58       656,542       656,600                  7.41%
-------------------------------------------------------------------------------------------------
Sub-total                               13,409     1,691,177     1,704,586                  7.17%
Adjustment for unamortized debt
  discount/premium, net, as of
  December 31, 2001                     (4,436)           --        (4,436)                   --
-------------------------------------------------------------------------------------------------

Totals/Weighted Average               $  8,973    $1,691,177   $ 1,700,150                  7.17%
=================================================================================================

(a) Actual weighted average LIBOR contract rates relating to the Operating Partnership's outstanding debt as of December 31, 2001 of 2.64 percent was used in calculating revolving credit facility and other variable rate debt interest rates.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED

Cash paid for interest for the years ended December 31, 2001, 2000 and 1999 was $115,772, $112,157 and $91,883, respectively. Interest capitalized by the Operating Partnership for the years ended December 31, 2001, 2000 and 1999 was $16,722, $11,524 and $6,840, respectively.

SUMMARY OF INDEBTEDNESS

As of December 31, 2001, the Operating Partnership's total indebtedness of $1,700,150 (weighted average interest rate of 7.17 percent) was comprised of $91,678 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 3.38 percent) and fixed rate debt of $1,608,472 (weighted average rate of 7.38 percent).

As of December 31, 2000, the Operating Partnership's total indebtedness of $1,628,512 (weighted average interest rate of 7.29 percent) was comprised of $381,018 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 7.53 percent) and fixed rate debt of $1,247,494 (weighted average rate of 7.25 percent).

11. PARTNERS' CAPITAL

Partner's capital in the accompanying consolidated financial statements relates to common units held by the Corporation in the Operating Partnership, common units help by the limited partners, preferred units ("Preferred Units") held by the preferred unitholders of the Operating Partnership and warrants to purchase common units ("Unit Warrants") in the Operating Partnership.

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

On September 13, 2000, the Board of Directors authorized an increase to the Repurchase Program under which the Corporation is permitted to purchase up to an additional $150,000 of the Corporation's outstanding common stock above the $52,562 that had previously been purchased. The Corporation purchased for constructive retirement 3,295,800 shares of its outstanding common stock for an aggregate cost of approximately $90,925 from September 13, 2000 through December 31, 2001. Concurrent with these purchases, the Corporation sold to the Operating Partnership 3,295,800 common units for approximately $90,925.

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

The Corporation filed a registration statement with the SEC for the Corporation's dividend reinvestment and stock purchase plan ("Plan") which was declared effective in February 1999. The Plan commenced on March 1, 1999.

During the year ended December 31, 1999, 1,082 shares were issued and proceeds of approximately $32 were received from stock purchases and/or dividend reinvestments under the Plan. The proceeds of the shares issued were contributed by the Corporation to the Operating Partnership in exchange for common units. The Corporation did not issue any shares under the Plan during the year ended December 31, 2001.

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

STOCK OPTION PLANS

In September 2000, the Corporation established the 2000 Employee Stock Option Plan ("2000 Employee Plan") and the 2000 Director Stock Option Plan ("2000 Director Plan") under which a total of 2,700,000 shares (subject to adjustment) of the Corporation's common stock have been reserved for issuance (2,500,000 shares under the 2000 Employee Plan and 200,000 shares under the 2000 Director
Plan). In 1994, and as subsequently amended, the Corporation established the Mack-Cali Employee Stock Option Plan ("Employee Plan") and the Mack-Cali Director Stock Option Plan ("Director Plan") under which a total of 5,380,188 shares (subject to adjustment) of Corporation's common stock have been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan). Stock options granted under the Employee Plan in 1994 and 1995 have become exercisable over a three-year period and those options granted under both the 2000 Employee Plan and Employee Plan subsequent to 1995 become exercisable over a five-year period. All stock options granted under both the 2000 Director Plan and Director Plan become exercisable in one year. All options were granted at the fair market value at the dates of grant and have terms of ten years. As of December 31, 2001 and 2000, the stock options outstanding had a weighted average remaining contractual life of approximately 7.5 and 7.5 years, respectively.

Information regarding the Corporation's stock option plans is summarized below:

                                                                        Weighted
                                                             Shares      Average
                                                              Under     Exercise
                                                            Options        Price
--------------------------------------------------------------------------------
Outstanding at January 1, 1999                            3,938,752       $32.23
Granted                                                     426,400       $25.23
Exercised                                                   (47,583)      $22.31
Lapsed or canceled                                         (590,418)      $36.94
--------------------------------------------------------------------------------
Outstanding at December 31, 1999                          3,727,151       $31.86
Granted                                                   1,523,900       $26.75
Exercised                                                  (117,053)      $21.45
Lapsed or canceled                                         (500,679)      $34.64
--------------------------------------------------------------------------------
Outstanding at December 31, 2000                          4,633,319       $30.14
Granted                                                   1,045,300       $28.85
Exercised                                                  (904,401)      $22.87
Lapsed or canceled                                         (262,332)      $30.47
--------------------------------------------------------------------------------
Outstanding at December 31, 2001                          4,511,886       $31.28
================================================================================
Options exercisable at December 31, 2000                  2,049,041       $31.02
Options Exercisable at December 31, 2001                  1,842,951       $34.63
--------------------------------------------------------------------------------
Available for grant at December 31, 2000                  2,344,757
Available for grant at December 31, 2001                  1,474,263
--------------------------------------------------------------------------------

The weighted average fair value of options granted during 2001, 2000 and 1999 were $2.53, $3.40, and $2.74 per option, respectively. The fair value of each significant option grant is estimated on the date of grant using the Black-Scholes model. The following weighted average assumptions are included in the Corporation's fair value calculations of stock options:

                                                 2001         2000         1999
--------------------------------------------------------------------------------
Expected life (in years)                            6            6            6
Risk-free interest rate                          4.99%        5.67%        6.12%
Volatility                                      17.26%       22.66%       24.72%
Dividend yield                                   8.46%        8.82%        9.15%
--------------------------------------------------------------------------------

FASB NO. 123

Under the above models, the value of stock options granted during 2001, 2000 and 1999 totaled approximately $2,645, $5,181, and $1,167, respectively, which would be amortized ratably on a pro forma basis over the appropriate vesting period. Had the Operating Partnership determined compensation cost for these granted securities in accordance with FASB No. 123, the Operating Partnership's pro forma net income, basic earnings per share and diluted earnings per share would have been $143,955, $2.23 and $2.22 in 2001, and $204,743, $3.08 and $3.01 in
2000 and $131,243, $1.96 and $1.95 in 1999, respectively.

STOCK WARRANTS

The Corporation has 360,000 warrants outstanding which enable the holders to purchase an equal number of shares of common stock of the Corporation ("Stock Warrants") at $33 per share (the market price at date of grant). Such warrants are all currently exercisable and expire on January 31, 2007.

The Corporation also has 389,976 Stock Warrants outstanding which enable the holders to purchase an equal number of its shares of common stock at $38.75 per share (the market price at date of grant). Such warrants vest equally over a five-year period through December 31, 2001 and expire on December 12, 2007.

As of December 31, 2001 and 2000, there were a total of 749,976 and 749,976 Stock Warrants outstanding, respectively. As of December 31, 2001 and 2000, there were 749,976 and 613,985 Stock Warrants exercisable, respectively. For the years ended December 31, 2001 and 2000, zero and 165,000 Stock Warrants were canceled, respectively. No Stock Warrants have been exercised through December 31, 2001.

STOCK COMPENSATION

The Corporation has granted stock awards to officers and certain other employees of the Corporation (collectively, "Restricted Stock Awards"), which allows the employees to each receive a certain amount of shares of the Corporation's common stock generally over a five-year vesting period. Certain Restricted Stock Awards are contingent upon the Corporation meeting certain performance and/or stock price appreciation objectives. All Restricted Stock Awards provided to the officers and certain other employees were granted under the 2000 Employee Plan and Employee Plan.

Information regarding the Restricted Stock Awards is summarized below:

                                                                         Shares
--------------------------------------------------------------------------------
Outstanding at January 1, 1999                                               --
Granted                                                                 211,593
Vested                                                                       --
Canceled                                                                     --
--------------------------------------------------------------------------------
Outstanding at December 31, 1999                                        211,593
Granted                                                                      --
Vested                                                                  (70,386)
Canceled                                                                 (5,100)
--------------------------------------------------------------------------------
Outstanding at December 31, 2000                                        136,107
Granted                                                                  94,934
Vested                                                                  (25,354)
Canceled                                                                 (7,408)
--------------------------------------------------------------------------------
Outstanding at December 31, 2001                                        198,279
================================================================================

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

During the years ended December 31, 2001 and 2000, 5,446 and 4,227 deferred stock units were earned, respectively.

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

The following information presents the Operating Partnership's results for the years ended December 31, 2001, 2000 and 1999 in accordance with FASB No. 128:

                                                                       Year Ended December 31,
                                                  2001                           2000                           1999
                                      -----------------------------------------------------------------------------------------
                                      Basic EPU     Diluted EPU       Basic EPU     Diluted EPU       Basic EPU     Diluted EPU
-------------------------------------------------------------------------------------------------------------------------------
Net income available to
     common unitholders                $150,190        $150,190        $210,950        $210,950        $137,128        $137,128
Add: Net income attributable to
     Operating Partnership -
       preferred units                       --              --              --          15,441              --              --
-------------------------------------------------------------------------------------------------------------------------------
Adjusted net income                    $150,190        $150,190        $210,950        $226,391        $137,128        $137,128
===============================================================================================================================

Weighted average units                   64,495          64,775          66,392          73,070          66,885          67,133
-------------------------------------------------------------------------------------------------------------------------------
Per Unit:                              $   2.33        $   2.32        $   3.18        $   3.10        $   2.05        $   2.04
===============================================================================================================================

The following schedule reconciles the shares used in the basic EPU calculation to the shares used in the diluted EPU calculation:

                                                      Year Ended December 31,
                                                      2001       2000       1999
--------------------------------------------------------------------------------
Basic EPU Units:                                    64,495     66,392     66,885
Add: Operating Partnership - preferred units
       (after conversion to common units)               --      6,485         --
       Stock options                                   270        188        241
       Restricted Stock Awards                          10          5          7
       Stock Warrants                                   --         --         --
--------------------------------------------------------------------------------
Diluted EPU Units:                                  64,775     73,070     67,133
================================================================================

Preferred Units outstanding in 2001 and 1999 were not included in the 2001 and 1999 computations of diluted EPU as such units were anti-dilutive during the periods.

Through December 31, 2001, under the Repurchase Program, the Corporation purchased for constructive retirement, a total of 5,165,000 shares of its outstanding common stock for an aggregate cost of approximately $143,487. Concurrent with these purchases, the Corporation sold an equal number of common units to the Operating Partnership.

12. REDEEMABLE PARTNERSHIP UNITS

PREFERRED UNITS

At January 1, 2000, the Operating Partnership had 6,180 Series A Preferred Units and 223,124 Series B Preferred Units outstanding.

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

During the year ended December 31, 2000, 6,180 Series A Preferred Units and 2,784 Series B Preferred Units were converted into 258,702 common units.

As of December 31, 2001, there were 220,340 Series B Preferred Units outstanding (convertible into 6,359,019 common units). There were no Series A Preferred Units outstanding as of December 31, 2001.

COMMON UNITS

At January 1, 2000, the Operating Partnership had 8,153,710 common units outstanding.

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

During the year ended December 31, 2001, 8,950 common units were redeemed for an equivalent number of shares of common stock in the Corporation.

As of December 31, 2001, there were 7,954,775 common units outstanding.

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

The Operating Partnership controlled these operations and has consolidated the financial position and results of operations of partially-owned properties in the financial statements of the Operating Partnership. The equity interests of the other members are reflected as minority interest partially-owned properties in the consolidated financial statements of the Operating Partnership.

14. EMPLOYEE BENEFIT PLAN

All employees of the Corporation who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan (the "401(k) Plan"). The 401(k) Plan allows eligible employees to defer up to 15 percent of their annual compensation, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Corporation, at management's discretion, may match employee contributions and/or make discretionary contributions. Management has approved, for the year ended December 31, 2001, a matching contribution to be paid under the 401(k) Plan equal to 50 percent of the first 3.5 percent of annual salary, as defined in the 401(k) Plan, contributed to the plan in 2001. Total expense recognized by the Operating Partnership for the years ended December 31, 2001, 2000 and 1999 was $400, $0 and $400, respectively.

15. DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgement is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Operating Partnership and Property Partnerships could realize on disposition of the financial instruments at December 31, 2001 and 2000. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of December 31, 2001 and 2000. The estimated fair value (excluding prepayment penalties) of the Senior Unsecured Notes and mortgages and loans payable as of December 31, 2001 approximated the carrying values of $1,126,759 and $518,555, respectively, and as of December 31, 2000 approximated the carrying values of $798,099 and $481,573, respectively, based upon then current interest rates for debt with similar terms and remaining maturities. Revolving credit facility borrowings as of December 31, 2001 and 2000 approximated the carrying values of $59,500 and $348,840, respectively.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2001 and 2000. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2001 and current estimates of fair value may differ significantly from the amounts presented herein.

16. COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS

HARBORSIDE FINANCIAL CENTER

Pursuant to an agreement with the City of Jersey City, New Jersey, the Operating Partnership is required to make payments in lieu of property taxes ("PILOT") on its Harborside Plaza 2 and 3 properties. The agreement, which commenced in 1990, is for a term of 15 years. Such PILOT is equal to two percent of Total Project Costs, as defined, in year one and increases by $75 per annum through year 15. Total Project Costs, as defined, are $145,644. The PILOT totaled $2,752, $2,677 and $2,620 for the years ended December 31, 2001, 2000 and 1999, respectively.

The Operating Partnership has entered into a similar agreement with the City of Jersey City, New Jersey on its Harborside Plaza 4-A property. The agreement, which commenced in 2000, is for a term of 20 years. The PILOT is equal to two percent of Total Project costs, as defined, and increase by 10% in years 7, 10 and 13 and by 50% in year 16. Total Project costs, as defined, are $45,497. The PILOT totaled $891, $25 and $0 for the years ended December 31, 2001, 2000 and 1999, respectively.

Additionally, the Operating Partnership has entered into a similar agreement with the City of Jersey City, New Jersey on its Harborside Plaza 5 property. The agreement, which will commence upon substantial completion of the property, as defined, is for a term of 20 years. The PILOT is equal to two percent of Total Project Costs, as defined, and increases by 10 percent in years 7, 10 and 13, and by 50 percent in year 16. Total Project Costs, as defined, are $132,294. The Operating Partnership incurred no costs pursuant to the PILOT for the years ended December 31, 2001, 2000 and 1999.

GROUND LEASE AGREEMENTS

Future minimum rental payments under the terms of all non-cancelable ground leases under which the Operating Partnership is the lessee, as of December 31, 2001, are as follows:

Year                                                                      Amount
--------------------------------------------------------------------------------
2002                                                                     $   531
2003                                                                         531
2004                                                                         534
2005                                                                         534
2006                                                                         534
2007 through 2080                                                         21,463
--------------------------------------------------------------------------------

Total                                                                    $24,127
================================================================================

Ground lease expense incurred during the years ended December 31, 2001, 2000 and 1999 amounted to $569, $570 and $561, respectively.

OTHER

The Operating Partnership may not dispose of or distribute certain of its properties, currently comprising 141 properties with an aggregate net book value of approximately $1,869,821, which were originally contributed by members of either the Mack Group (which includes William L. Mack, Chairman of the Corporation's Board of Directors; Earle I. Mack, director; and Mitchell E. Hersh, chief executive officer and director), the Robert Martin Group (which includes Robert F. Weinberg, director; Martin W. Berger, a former director; Timothy M. Jones, president; and Michael A. Grossman, executive vice president) or the Cali Group (which includes John J. Cali, director and John R. Cali, director) without the express written consent of a representative of the Mack Group, the Robert Martin Group or the Cali Group, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate Mack Group, Robert Martin Group or Cali Group members for the tax consequences of the recognition of such built-in-gains (collectively, the "Property Lock-Ups"). The aforementioned restrictions do not apply in the event that the Operating Partnership sells all of its properties or in connection with a sale transaction which the Corporation's Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Operating Partnership or to cure any material monetary default on any mortgage secured by a property. The Property Lock-Ups expire periodically through 2008. Upon the expiration of the Property Lock-Ups, the Operating Partnership is required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate

Mack Group, Robert Martin Group or Cali Group members.

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

Pursuant to the terms of Mr. Rizk's employment agreement entered into with the Corporation in December 1997 and an agreement entered into simultaneous with his resigning from the Corporation, Mr. Rizk received payments of approximately $14,490 in April 1999, $500 in April 2000, $500 in April 2001, and will receive $500 in April 2002. All costs associated with Mr. Rizk's resignation are included in non-recurring charges for the year ended December 31, 1999.

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

17. TENANT LEASES

The Properties are leased to tenants under operating leases with various expiration dates through 2017. Substantially all of the leases provide for annual base rents plus recoveries and escalation charges based upon the tenant's proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass through of charges for electrical usage.

Future minimum rentals to be received under non-cancelable operating leases at December 31, 2001 are as follows:

Year                                                                      Amount
--------------------------------------------------------------------------------
2002                                                                  $  486,053
2003                                                                     438,526
2004                                                                     385,587
2005                                                                     342,501
2006                                                                     280,787
Thereafter                                                               955,715
--------------------------------------------------------------------------------

Total                                                                 $2,889,169
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

Selected results of operations for the years ended December 31, 2001, 2000 and 1999 and selected asset information as of December 31, 2001 and 2000 regarding the Operating Partnership's operating segment are as follows:

                                                 Total Segment    Corporate & Other (e)  Total Operating
                                                                                             Partnership
--------------------------------------------------------------------------------------------------------------
TOTAL CONTRACT REVENUES (a)
       2001                                         $  567,608                $   5,340       $  572,948(f)
       2000                                            557,926                    5,623          563,549(g)
       1999                                            534,985                    3,903          538,888(h)

TOTAL OPERATING AND INTEREST EXPENSES (b):
       2001                                         $  179,209                $ 135,969       $  315,178(i)
       2000                                            174,116                  126,700          300,816(j)
       1999                                            168,166                  128,925          297,091(k)

NET OPERATING INCOME (c):
       2001                                         $  388,399                $(130,629)      $  257,770(f)(i)
       2000                                            383,810                 (121,077)         262,733(g)(j)
       1999                                            366,819                 (125,022)         241,797(h)(k)

TOTAL ASSETS:
       2001                                         $3,710,411                $  36,359       $3,746,770
       2000                                          3,623,107                   53,870        3,676,977

TOTAL LONG-LIVED ASSETS (d):
       2001                                         $3,595,012                $  24,348       $3,619,360
       2000                                          3,522,766                   23,574        3,546,340

================================================================================

(a) Total contract revenues represent all revenues during the period (including the Operating Partnership's share of net income from unconsolidated joint ventures), excluding adjustments for straight-lining of rents and the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures. All interest income is excluded from segment amounts and is classified in Corporate & Other for all periods.
(b) Total operating and interest expenses represent the sum of real estate taxes, utilities, operating services, general and administrative and interest expense. All interest expense (including for property-level mortgages) is excluded from segment amounts and classified in Corporate & Other for all periods.
(c) Net operating income represents total contract revenues [as defined in Note (a)] less total operating and interest expenses [as defined in Note
      (b)] for the period.
(d) Long-lived assets are comprised of total rental property, unbilled rents receivable and investments in unconsolidated joint ventures.
(e) Corporate & Other represents all corporate-level items (including interest and other investment income, interest expense and non-property general and administrative expense) as well as intercompany eliminations necessary to reconcile to consolidated Operating Partnership totals.
(f) Excludes $11,316 of adjustments for straight-lining of rents and $83 for the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures.
(g) Excludes $12,580 of adjustments for straight-lining of rents and $24 for the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures.
(h) Excludes $12,438 of adjustments for straight-lining of rents and $158 for the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures.
(i)   Excludes $91,471 of depreciation and amortization.
(j) Excludes $92,088 of depreciation and amortization and non-recurring charges of $37,139.
(k) Excludes $87,209 of depreciation and amortization, and non-recurring charges of $16,458.

19. RELATED PARTY TRANSACTIONS

William L. Mack, Chairman of the Board of Directors of the Corporation ("W. Mack"), is a principal in the Apollo real estate funds, which owns approximately a 7.5 percent interest in Insignia/ESG, Inc. ("Insignia"), a publicly-traded commercial leasing and real estate services company. The Operating Partnership has paid Insignia commissions on numerous leasing transactions, as well as for the sale of one of its properties. The Operating Partnership paid commissions to Insignia amounting to approximately $2,758, $4,801 and $1,658 for the years ended December 31, 2001, 2000 and 1999, respectively. In addition, American Financial Exchange, an unconsolidated joint venture in which the Operating Partnership has a 50 percent interest, has paid Insignia approximately $1,305, $3,027 and $0 in commissions for the years ended December 31, 2001, 2000 and 1999, respectively. The Operating Partnership currently has engaged Insignia as its exclusive leasing agent at Harborside Financial Center, as well as has been engaged as the Operating Partnership's broker for the sales of certain of its properties. Additionally, an affiliate of Insignia leases 40,404 square feet at one of the Operating Partnership's office properties, which is scheduled to expire in June 2003. The Operating Partnership recognized $836, $880 and $824, respectively, in revenue under this lease for the years ended December 31, 2001, 2000 and 1999, and had accounts receivable of $0, and $4, respectively, as of December 31, 2001 and 2000.

W. Mack and Earle I. Mack, a director of the Corporation ("E. Mack"), are the executive officers, directors and stockholders of a corporation that entered into a lease in 2000 at one of the Operating Partnership's office properties for approximately 7,801 square feet, which is scheduled to expire in November 2005. The Operating Partnership has recognized $217, $29 and $0 in revenue under this lease for the years ended December 31, 2001, 2000 and 1999, respectively, and had no accounts receivable due from the corporation as of December 31, 2001 and 2000.

In connection with the Mack transaction in December 1997, the Operating Partnership agreed to provide certain services through December 2000 to an entity, whose principals include W. Mack and E. Mack. The Operating Partnership recognized revenue of $0, $958 and $1,000 for the years ended December 31, 2001, 2000 and 1999, respectively, under this agreement.

The Operating Partnership has conducted business with certain entities ("RMC Entity" or "RMC Entities"), whose principals include Timothy M. Jones, Robert F. Weinberg and Martin S. Berger, each of whom are affiliated with the Operating Partnership as the president of the Corporation, a current member of the Board of Directors and a former director of the Board of Directors of the Corporation, as follows:

      (1) The Operating Partnership has engaged RMC Entities to perform management, leasing and construction-related services for certain of the Operating Partnership's properties. The Operating Partnership paid these RMC Entities $77, $87 and $57 for such services for the years ended December 31, 2001, 2000 and 1999, respectively.
      (2) In two separate transactions, the Operating Partnership acquired properties from RMC Entities, as follows:

            (a) On August 3, 2001, the Operating Partnership acquired two office/flex properties aggregating 168,177 square feet located in Hawthorne, Westchester County, New York, for a total cost of approximately $14,846; and
            (b) On September 13, 2001, the Operating Partnership acquired approximately five acres of developable land located in Elmsford, Westchester County, New York for approximately $1,000. The Operating Partnership has commenced construction of a fully pre-leased 33,000 square-foot office/flex building on the acquired land.

      (3) The Operating Partnership has a loan payable of $500 to an RMC Entity in connection with the Operating Partnership's acquisition in May 1999 of 2.5 acres of land, which the Operating Partnership acquired for a total cost of approximately $2,200, of which $1,500 was paid in cash. The loan requires quarterly payments of interest only at an annual interest rate of 10.5 percent. Payment of the principal is contingent upon the tenant's status in 2002. The Operating Partnership incurred $53, $57 and $23 in interest expense for the years ended December 2001, 2000 and 1999, respectively, in connection with this loan.
      (4) The Operating Partnership provides management, leasing and related services to properties in which RMC Entities have an ownership interest. The Operating Partnership recognized approximately $2,072, $1,579, and $1,318 in revenues from RMC Entities for the years ended December 31, 2001, 2000 and 1999, respectively. As of December 31, 2001 and 2000, respectively, the Operating Partnership had no accounts receivable from RMC Entities.
      (5) An RMC Entity leases space at one of the Operating Partnership's office properties for approximately 3,330 square feet, which is scheduled to expire in August 2002. The Operating Partnership has recognized $89, $92 and $89, respectively, in revenue under this lease for the years ended December 31, 2001, 2000 and 1999, and had no accounts receivable due from the RMC Entity, as of December 31, 2001 and 2000.

Vincent Tese, a director of the Corporation, is also currently a director of Cablevision, Inc. who, through its affiliates, leases an aggregate of 58,885 square feet of office space, as well as has several telecom licensing agreements at the Operating Partnership's properties. The Operating Partnership recognized approximately $1,101, $596 and $457 in total revenue from affiliates of Cablevision for the years ended December 31, 2001, 2000 and 1999, respectively, and had accounts receivable of $7 and $1, respectively, as of December 31, 2001 and 2000.

W. Mack and Vincent Tese are both currently members of the Board of Directors of Bear, Stearns & Co. Inc. Roy Zuckerberg, a director of the Corporation, is also currently on the Board of Directors of Goldman Sachs & Co. Bear Stearns and Goldman Sachs have both acted as underwriters on several of the Operating Partnership's previously-completed public debt offerings.

The son of a former director of the Corporation, who was also a former officer of the Corporation, served as an officer and continues to have a financial interest in a company which provides cleaning and other related services to certain of the Operating Partnership's properties. The Operating Partnership has incurred costs from this company of approximately $4,674, $3,164 and $2,524 for the years ended December 31, 2001, 2000 and 1999, respectively. As of December 31, 2001 and 2000, respectively, the Operating Partnership had accounts payable of approximately $4 and $108 to this company.

20. IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("FASB No. 133"), is effective commencing January 1, 2001. FASB No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is appropriately designated as part of a hedge transaction. Due to its limited use of derivative instruments, (none outstanding at December 31, 2000 and none transacted during 2001), the adoption of FASB No. 133 did not have a significant effect on the Operating Partnership's financial position and results of operations for the year ended December 31, 2001, nor is it expected to materially impact future results of operations.

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations which, addresses financial accounting and reporting for business combinations. Effective July 1, 2001, all business combinations must be accounted for using the purchase method of accounting, which requires an allocation of the purchase price paid to the assets acquired and liabilities assumed. Additionally, this statement requires that an intangible asset be recognized as an asset apart from goodwill if it arises from contractual or legal rights. The impact of adopting this statement is not expected to be material to the Operating Partnership's financial statements.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement addresses financial accounting and reporting for intangible assets acquired, goodwill and other intangible assets after their acquisition. This statement requires that goodwill be allocated on a reporting unit level. A reporting unit is an operating segment, as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, or one level below an operating segment. Additionally, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment at the reporting unit level. In addition, this statement requires disclosures about the carrying amount of and changes in goodwill from period to period. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of this statement. The provisions are effective for fiscal years beginning after December 15, 2001. The impact of adopting this statement is not expected to be material to the Operating Partnership's financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. SFAS No. 144 retains the requirements of SFAS No. 121 regarding impairment loss recognition and measurement. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The impact of adopting this statement is not expected to be material to the Operating Partnership's financial statements.

21. CONDENSED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following summarizes the condensed quarterly financial information for the Operating Partnership:

QUARTER ENDED 2001:                                             December 31     September 30          June 30         March 31
-------------------------------------------------------------------------------------------------------------------------------
Total revenues                                                    $ 143,512        $ 145,912        $ 148,418        $ 146,506
Operating and other expenses                                         41,804           43,865           43,895           45,122
General and administrative                                            6,857            8,767            6,856            6,010
Depreciation and amortization                                        23,507           22,529           21,951           23,484
Interest expense                                                     27,311           27,772           28,555           28,365
Non-recurring charges                                                    --               --               --               --
-------------------------------------------------------------------------------------------------------------------------------
Income before realized gains (losses) and unrealized losses
   on disposition of rental property                                 44,033           42,979           47,161           43,525
Realized gains (losses) and unrealized losses on
   disposition of rental property, net                               (2,187)         (11,624)          22,510          (20,563)
-------------------------------------------------------------------------------------------------------------------------------
Net income                                                           41,846           31,355           69,671           22,962
Preferred unit distributions                                         (3,943)          (3,943)          (3,879)          (3,879)
-------------------------------------------------------------------------------------------------------------------------------
Net income available to common unitholders                        $  37,903        $  27,412        $  65,792        $  19,083
===============================================================================================================================

BASIC EARNING PER UNIT:
Net income                                                        $    0.59        $    0.43        $    1.02        $    0.29

DILUTED EARNINGS PER UNIT:
Net income                                                        $    0.58        $    0.43        $    0.98        $    0.29

Distributions declared per common unit                            $    0.62        $    0.62        $    0.61        $    0.61
-------------------------------------------------------------------------------------------------------------------------------

QUARTER ENDED 2000:                                              December 31     September 30          June 30         March 31
--------------------------------------------------------------------------------------------------------------------------------
Total revenues                                                     $ 143,903        $ 143,382        $ 145,889        $ 142,979
Operating and other expenses                                          43,561           44,191           41,569           42,825
General and administrative                                             6,543            5,461            5,159            6,113
Depreciation and amortization                                         23,641           23,320           22,945           22,182
Interest expense                                                      26,271           25,862           26,835           26,426
Non-recurring charges                                                     --           27,911            9,228               --
--------------------------------------------------------------------------------------------------------------------------------
Income before realized gains (losses) and unrealized losses
   on disposition of rental property and minority interest            43,887           16,637           40,153           45,433
Realized gains (losses) and unrealized losses on
   disposition of rental property, net                                  (852)          10,036           73,921            2,248
--------------------------------------------------------------------------------------------------------------------------------
Income before minority interest                                       43,035           26,673          114,074           47,681
Minority interest in consolidated partially-owned properties              --               --            2,982            2,090
--------------------------------------------------------------------------------------------------------------------------------
Net income                                                            43,035           26,673          111,092           45,591
Preferred unit distributions                                          (3,879)          (3,928)          (3,765)          (3,869)
--------------------------------------------------------------------------------------------------------------------------------
Net income available to common unitholders                         $  39,156        $  22,745        $ 107,327        $  41,722
================================================================================================================================

BASIC EARNING PER UNIT:
Net income                                                         $    0.60        $    0.34        $    1.61        $    0.63

DILUTED EARNINGS PER UNIT:
Net income                                                         $    0.59        $    0.34        $    1.52        $    0.62

Distributions declared per common unit                             $    0.61        $    0.61        $    0.58        $    0.58
--------------------------------------------------------------------------------------------------------------------------------

                             MACK-CALI REALTY, L.P.
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                                    SCHEDULE III



                                                                                          INITIAL COSTS             COSTS
                                                                                      ---------------------      CAPITALIZED
                                                        YEAR           RELATED                 BUILDING AND       SUBSEQUENT
PROPERTY LOCATION (2)                              BUILT  ACQUIRED   ENCUMBRANCES     LAND     IMPROVEMENTS     TO ACQUISITION
---------------------                              -----  --------   ------------     ----     ------------     --------------
ATLANTIC COUNTY, NEW JERSEY
EGG HARBOR
100 Decadon Drive (O) ..........................    1987     1995      $    --      $    300     $  3,282          $    321
200 Decadon Drive (O) ..........................    1991     1995           --           369        3,241               173

BERGEN COUNTY, NEW JERSEY
FAIR LAWN
17-17 Rte 208 North (O) ........................    1987     1995           --         3,067       19,415             1,771
FORT LEE
One Bridge Plaza (O) ...........................    1981     1996           --         2,439       24,462             1,868
2115 Linwood Avenue (O) ........................    1981     1998           --           474        4,419             4,913
LITTLE FERRY
200 Riser Road (O) .............................    1974     1997       10,394         3,888       15,551               246
MONTVALE
95 Chestnut Ridge Road (O) .....................    1975     1997        2,135         1,227        4,907               523
135 Chestnut Ridge Road (O) ....................    1981     1997           --         2,587       10,350             2,285
PARAMUS
15 East Midland Avenue (O) .....................    1988     1997       24,790        10,375       41,497                70
461 From Road (O) ..............................    1988     1997       35,000        13,194       52,778               243
650 From Road (O) ..............................    1978     1997       23,316        10,487       41,949             3,821
140 Ridgewood Avenue (O) .......................    1981     1997       15,392         7,932       31,463               808
61 South Paramus Avenue (O) ....................    1985     1997       15,776         9,005       36,018             4,307
ROCHELLE PARK
120 Passaic Street (O) .........................    1972     1997           --         1,354        5,415               129
365 West Passaic Street (O) ....................    1976     1997        7,468         4,148       16,592             1,682
SADDLE RIVER
1 Lake Street (O) ..............................    1994     1997       35,789        13,952       55,812                 8
UPPER SADDLE RIVER
10 Mountainview Road (O) .......................    1986     1998           --         4,240       20,485               374
WOODCLIFF LAKE
400 Chestnut Ridge Road (O) ....................    1982     1997       12,646         4,201       16,802                21
470 Chestnut Ridge Road (O) ....................    1987     1997        4,087         2,346        9,385                 2
530 Chestnut Ridge Road (O) ....................    1986     1997        4,032         1,860        7,441                 3
300 Tice Boulevard (O) .........................    1991     1996           --         5,424       29,688             1,184
50 Tice Boulevard (O) ..........................    1984     1994           --         4,500           --            27,546

BURLINGTON COUNTY, NEW JERSEY
BURLINGTON
3 Terri Lane (F) ...............................    1991     1998           --           652        3,433               909
5 Terri Lane (F) ...............................    1992     1998           --           564        3,792             1,693
MOORESTOWN
2 Commerce Drive (F) ...........................    1986     1999           --           723        2,893                59
101 Commerce Drive (F) .........................    1988     1998           --           422        3,528               253
102 Commerce Drive (F) .........................    1987     1999           --           389        1,554                44
201 Commerce Drive (F) .........................    1986     1998           --           254        1,694                91
202 Commerce Drive (F) .........................    1988     1999           --           490        1,963                27
1 Executive Drive (F) ..........................    1989     1998           --           226        1,453               209
2 Executive Drive (F) ..........................    1988     2000           --           801        3,206                87
101 Executive Drive (F) ........................    1990     1998           --           241        2,262               283
102 Executive Drive (F) ........................    1990     1998           --           353        3,607               254
225 Executive Drive (F) ........................    1990     1998           --           323        2,477               110
97 Foster Road (F) .............................    1982     1998           --           208        1,382                54
1507 Lancer Drive (F) ..........................    1995     1998           --           119        1,106                44
1510 Lancer Drive (F) ..........................    1998     1998           --           732        2,928                41

                                                          GROSS AMOUNT AT WHICH
                                                           CARRIED AT CLOSE OF
                                                                PERIOD (1)
                                                     -------------------------------
                                                              BUILDING AND               ACCUMULATED
PROPERTY LOCATION (2)                                LAND     IMPROVEMENTS     TOTAL    DEPRECIATION
---------------------                                ----     ------------     -----    ------------
ATLANTIC COUNTY, NEW JERSEY
EGG HARBOR
100 Decadon Drive (O) ..........................   $    300     $  3,603     $  3,903     $   545
200 Decadon Drive (O) ..........................        369        3,414        3,783         585

BERGEN COUNTY, NEW JERSEY
FAIR LAWN
17-17 Rte 208 North (O) ........................      3,067       21,186       24,253       3,516
FORT LEE
One Bridge Plaza (O) ...........................      2,439       26,330       28,769       3,689
2115 Linwood Avenue (O) ........................        474        9,332        9,806         827
LITTLE FERRY
200 Riser Road (O) .............................      3,888       15,797       19,685       1,592
MONTVALE
95 Chestnut Ridge Road (O) .....................      1,227        5,430        6,657         500
135 Chestnut Ridge Road (O) ....................      2,588       12,634       15,222       1,201
PARAMUS
15 East Midland Avenue (O) .....................     10,374       41,568       51,942       4,200
461 From Road (O) ..............................     13,194       53,021       66,215       5,343
650 From Road (O) ..............................     10,487       45,770       56,257       4,342
140 Ridgewood Avenue (O) .......................      7,932       32,271       40,203       2,939
61 South Paramus Avenue (O) ....................      9,005       40,325       49,330       4,424
ROCHELLE PARK
120 Passaic Street (O) .........................      1,357        5,541        6,898         549
365 West Passaic Street (O) ....................      4,148       18,274       22,422       2,009
SADDLE RIVER
1 Lake Street (O) ..............................     13,953       55,819       69,772       5,643
UPPER SADDLE RIVER
10 Mountainview Road (O) .......................      4,240       20,859       25,099       2,350
WOODCLIFF LAKE
400 Chestnut Ridge Road (O) ....................      4,201       16,823       21,024       1,696
470 Chestnut Ridge Road (O) ....................      2,346        9,387       11,733         949
530 Chestnut Ridge Road (O) ....................      1,860        7,444        9,304         753
300 Tice Boulevard (O) .........................      5,424       30,872       36,296       3,927
50 Tice Boulevard (O) ..........................      4,500       27,546       32,046      13,196

BURLINGTON COUNTY, NEW JERSEY
BURLINGTON
3 Terri Lane (F) ...............................        658        4,336        4,994         489
5 Terri Lane (F) ...............................        569        5,480        6,049         578
MOORESTOWN
2 Commerce Drive (F) ...........................        723        2,952        3,675         147
101 Commerce Drive (F) .........................        426        3,777        4,203         509
102 Commerce Drive (F) .........................        389        1,598        1,987          79
201 Commerce Drive (F) .........................        258        1,781        2,039         205
202 Commerce Drive (F) .........................        490        1,990        2,480          99
1 Executive Drive (F) ..........................        228        1,660        1,888         235
2 Executive Drive (F) ..........................        801        3,293        4,094         143
101 Executive Drive (F) ........................        244        2,542        2,786         313
102 Executive Drive (F) ........................        357        3,857        4,214         475
225 Executive Drive (F) ........................        326        2,584        2,910         313
97 Foster Road (F) .............................        211        1,433        1,644         154
1507 Lancer Drive (F) ..........................        120        1,149        1,269         123
1510 Lancer Drive (F) ..........................        735        2,966        3,701         259

                             MACK-CALI REALTY, L.P.
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                                    SCHEDULE III



                                                                                           INITIAL COSTS            COSTS
                                                                                       --------------------      CAPITALIZED
                                                        YEAR           RELATED                 BUILDING AND       SUBSEQUENT
PROPERTY LOCATION (2)                              BUILT  ACQUIRED   ENCUMBRANCES      LAND    IMPROVEMENTS     TO ACQUISITION
---------------------                              -----  --------   ------------      ----    ------------     --------------
840 North Lenola Road (F) ......................    1995     1998           --           329        2,366               135
844 North Lenola Road (F) ......................    1995     1998           --           239        1,714                38
915 North Lenola Road (F) ......................    1998     2000           --           508        2,034                23
1245 North Church Street (F) ...................    1998     2001           --           691        2,810                17
1247 North Church Street (F) ...................    1998     2001           --           805        3,269                18
1256 North Church Street (F) ...................    1984     1998           --           354        3,098               365
224 Strawbridge Drive (O) ......................    1984     1997           --           766        4,335             3,165
228 Strawbridge Drive (O) ......................    1984     1997           --           766        4,334             2,901
2 Twosome Drive (F) ............................    2000     2001           --           701        2,807                18
30 Twosome Drive (F) ...........................    1997     1998           --           234        1,954                48
31 Twosome Drive (F) ...........................    1998     2001           --           815        3,276               102
40 Twosome Drive (F) ...........................    1996     1998           --           297        2,393                64
41 Twosome Drive (F) ...........................    1998     2001           --           605        2,459                 5
50 Twosome Drive (F) ...........................    1997     1998           --           301        2,330                67
WEST DEPTFORD
1451 Metropolitan Drive (F) ....................    1996     1998           --           203        1,189                30

ESSEX COUNTY, NEW JERSEY
MILLBURN
150 J.F. Kennedy Parkway (O) ...................    1980     1997       25,218        12,606       50,425             1,874
ROSELAND
101 Eisenhower Parkway (O) .....................    1980     1994           --           228           --            15,847
103 Eisenhower Parkway (O) .....................    1985     1994           --            --           --            13,459
105 Eisenhower Parkway (O) .....................    2001     2001           --         4,430       42,898             1,918

HUDSON COUNTY, NEW JERSEY
JERSEY CITY
Harborside Financial Center Plaza 1 (O) ........    1983     1996       57,978         3,923       51,013                --
Harborside Financial Center Plaza 2 (O) ........    1990     1996       81,011        17,655      101,546             4,178
Harborside Financial Center Plaza 3 (O) ........    1990     1996       81,011        17,655      101,878             3,847
Harborside Financial Center Plaza 4A (O) .......    2000     2000           --         1,244       56,144             6,329

MERCER COUNTY, NEW JERSEY
HAMILTON TOWNSHIP
100 Horizon Drive (F) ..........................    1989     1995           --           205        1,676                45
200 Horizon Drive (F) ..........................    1991     1995           --           205        3,027               212
300 Horizon Drive (F) ..........................    1989     1995           --           379        4,355               827
500 Horizon Drive (F) ..........................    1990     1995           --           379        3,395               337
Zero Horizon Drive (L) .........................     n/a     1999           --           498           --             1,794
PRINCETON
103 Carnegie Center (O) ........................    1984     1996           --         2,566        7,868               737
100 Overlook Center (O) ........................    1988     1997           --         2,378       21,754             1,096
5 Vaughn Drive (O) .............................    1987     1995           --           657        9,800               520

MIDDLESEX COUNTY, NEW JERSEY
EAST BRUNSWICK
377 Summerhill Road (O) ........................    1977     1997           --           649        2,594               252
PLAINSBORO
500 College Road East (O) ......................    1984     1998           --           614       20,626               399
SOUTH BRUNSWICK
3 Independence Way (O) .........................    1983     1997           --         1,997       11,391               351
WOODBRIDGE
581 Main Street (O) ............................    1991     1997       17,500         3,237       12,949            19,582

MONMOUTH COUNTY, NEW JERSEY
NEPTUNE
3600 Route 66 (O) ..............................    1989     1995           --         1,098       18,146                45

                                                        GROSS AMOUNT AT WHICH
                                                         CARRIED AT CLOSE OF
                                                              PERIOD (1)
                                                    ------------------------------
                                                             BUILDING AND               ACCUMULATED
PROPERTY LOCATION (2)                               LAND     IMPROVEMENTS    TOTAL     DEPRECIATION
---------------------                               ----     ------------    -----     ------------
840 North Lenola Road (F) ......................      333        2,497        2,830         286
844 North Lenola Road (F) ......................      241        1,750        1,991         200
915 North Lenola Road (F) ......................      508        2,057        2,565          76
1245 North Church Street (F) ...................      691        2,827        3,518          46
1247 North Church Street (F) ...................      805        3,287        4,092          54
1256 North Church Street (F) ...................      357        3,460        3,817         426
224 Strawbridge Drive (O) ......................      766        7,500        8,266       1,255
228 Strawbridge Drive (O) ......................      766        7,235        8,001       1,395
2 Twosome Drive (F) ............................      701        2,825        3,526          47
30 Twosome Drive (F) ...........................      236        2,000        2,236         239
31 Twosome Drive (F) ...........................      815        3,378        4,193          75
40 Twosome Drive (F) ...........................      301        2,453        2,754         272
41 Twosome Drive (F) ...........................      605        2,464        3,069          56
50 Twosome Drive (F) ...........................      304        2,394        2,698         277
WEST DEPTFORD
1451 Metropolitan Drive (F) ....................      206        1,216        1,422         142

ESSEX COUNTY, NEW JERSEY
MILLBURN
150 J.F. Kennedy Parkway (O) ...................   12,606       52,299       64,905       5,242
ROSELAND
101 Eisenhower Parkway (O) .....................      228       15,847       16,075       8,987
103 Eisenhower Parkway (O) .....................    2,300       11,159       13,459       4,820
105 Eisenhower Parkway (O) .....................    4,430       44,816       49,246         720

HUDSON COUNTY, NEW JERSEY
JERSEY CITY
Harborside Financial Center Plaza 1 (O)1983 ....    3,923       51,013       54,936       6,589
Harborside Financial Center Plaza 2 (O)1990 ....   15,463      107,916      123,379      13,838
Harborside Financial Center Plaza 3 (O)1990 ....   15,463      107,917      123,380      13,839
Harborside Financial Center Plaza 4A (O)2000 ...    1,244       62,473       63,717       1,792

MERCER COUNTY, NEW JERSEY
HAMILTON TOWNSHIP
100 Horizon Drive (F) ..........................      205        1,721        1,926         269
200 Horizon Drive (F) ..........................      205        3,239        3,444         467
300 Horizon Drive (F) ..........................      379        5,182        5,561         688
500 Horizon Drive (F) ..........................      379        3,732        4,111         614
Zero Horizon Drive (L) .........................      498        1,794        2,292          45
PRINCETON
103 Carnegie Center (O) ........................    2,566        8,605       11,171       1,490
100 Overlook Center (O) ........................    2,378       22,850       25,228       2,305
5 Vaughn Drive (O) .............................      657       10,320       10,977       1,813

MIDDLESEX COUNTY, NEW JERSEY
EAST BRUNSWICK
377 Summerhill Road (O) ........................      649        2,846        3,495         285
PLAINSBORO
500 College Road East (O) ......................      614       21,025       21,639       1,999
SOUTH BRUNSWICK
3 Independence Way (O) .........................    1,997       11,742       13,739       1,318
WOODBRIDGE
581 Main Street (O) ............................    8,115       27,653       35,768       2,475

MONMOUTH COUNTY, NEW JERSEY
NEPTUNE
3600 Route 66 (O) ..............................    1,098       18,191       19,289       2,812

                             MACK-CALI REALTY, L.P.
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                                    SCHEDULE III



                                                                                           INITIAL COSTS            COSTS
                                                                                       --------------------      CAPITALIZED
                                                        YEAR           RELATED                 BUILDING AND       SUBSEQUENT
PROPERTY LOCATION (2)                              BUILT  ACQUIRED   ENCUMBRANCES      LAND    IMPROVEMENTS     TO ACQUISITION
---------------------                              -----  --------   ------------      ----    ------------     --------------
WALL TOWNSHIP
1305 Campus Parkway (O) ........................    1988     1995           --           335        2,560               156
1325 Campus Parkway (F) ........................    1988     1995           --           270        2,928               584
1340 Campus Parkway (F) ........................    1992     1995           --           489        4,621               414
1345 Campus Parkway (F) ........................    1995     1997           --         1,023        5,703                71
1350 Campus Parkway (O) ........................    1990     1995           --           454        7,134               700
1433 Highway 34 (F) ............................    1985     1995           --           889        4,321               681
1320 Wyckoff Avenue (F) ........................    1986     1995           --           255        1,285                 6
1324 Wyckoff Avenue (F) ........................    1987     1995           --           230        1,439               216

MORRIS COUNTY, NEW JERSEY
FLORHAM PARK
325 Columbia Parkway (O) .......................    1987     1994           --         1,564           --            16,116
MORRIS PLAINS
250 Johnson Road (O) ...........................    1977     1997           --         2,004        8,016               576
201 Littleton Road (O) .........................    1979     1997           --         2,407        9,627               269
MORRIS TOWNSHIP
340 Mt. Kemble Avenue (O) ......................    1985     1997       32,178        13,624       54,496                40
PARSIPPANY
4 Campus Drive (O) .............................    1983     2001           --         5,213       20,984               170
6 Campus Drive (O) .............................    1983     2001           --         4,411       17,796               107
7 Campus Drive (O) .............................    1982     1998           --         1,932       27,788               107
8 Campus Drive (O) .............................    1987     1998           --         1,865       35,456               922
9 Campus Drive (O) .............................    1983     2001           --         3,277       11,796            14,367
2 Dryden Way (O) ...............................    1990     1998           --           778          420                13
4 Gatehall Drive (O) ...........................    1988     2000           --         8,452       33,929               180
2 Hilton Court (O) .............................    1991     1998           --         1,971       32,007               360
600 Parsippany Road (O) ........................    1978     1994           --         1,257        5,594             1,060
1 Sylvan Way (O) ...............................    1989     1998           --         1,689       24,699             2,224
5 Sylvan Way (O) ...............................    1989     1998           --         1,160       25,214               579
7 Sylvan Way (O) ...............................    1987     1998           --         2,084       26,083                35

PASSAIC COUNTY, NEW JERSEY
CLIFTON
777 Passaic Avenue (O) .........................    1983     1994           --            --           --             7,649
TOTOWA
1 Center Court (F) .............................    1999     1999           --           270        1,824               713
2 Center Court (F) .............................    1998     1998           --           191           --             2,592
11 Commerce Way (F) ............................    1989     1995           --           586        2,986               230
20 Commerce Way (F) ............................    1992     1995           --           516        3,108                57
29 Commerce Way (F) ............................    1990     1995           --           586        3,092               260
40 Commerce Way (F) ............................    1987     1995           --           516        3,260               431
45 Commerce Way (F) ............................    1992     1995           --           536        3,379               172
60 Commerce Way (F) ............................    1988     1995           --           526        3,257               276
80 Commerce Way (F) ............................    1996     1996           --           227           --             1,657
100 Commerce Way (F) ...........................    1996     1996           --           226           --             1,657
120 Commerce Way (F) ...........................    1994     1995           --           228           --             1,218
140 Commerce Way (F) ...........................    1994     1995           --           229           --             1,219
999 Riverview Drive (O) ........................    1988     1995           --           476        6,024               602
WAYNE
201 Willowbrook Boulevard (O) ..................    1970     1997        8,598         3,103       12,410             3,391

SOMERSET COUNTY, NEW JERSEY
BASKING RIDGE
106 Allen Road (O) .............................    2000     2000           --         3,853       14,465               404
222 Mt. Airy Road (O) ..........................    1986     1996        3,386           775        3,636                17
233 Mt. Airy Road (O) ..........................    1987     1996           --         1,034        5,033             1,621
BRIDGEWATER
721 Route 202/206 (O) ..........................    1989     1997       23,000         6,730       26,919               540

                                                        GROSS AMOUNT AT WHICH
                                                         CARRIED AT CLOSE OF
                                                              PERIOD (1)
                                                    ------------------------------
                                                             BUILDING AND               ACCUMULATED
PROPERTY LOCATION (2)                               LAND     IMPROVEMENTS    TOTAL     DEPRECIATION
---------------------                               ----     ------------    -----     ------------
WALL TOWNSHIP
1305 Campus Parkway (O) ........................      335        2,716        3,051         466
1325 Campus Parkway (F) ........................      270        3,512        3,782         481
1340 Campus Parkway (F) ........................      489        5,035        5,524         943
1345 Campus Parkway (F) ........................    1,024        5,773        6,797         710
1350 Campus Parkway (O) ........................      454        7,834        8,288       1,366
1433 Highway 34 (F) ............................      889        5,002        5,891       1,018
1320 Wyckoff Avenue (F) ........................      255        1,291        1,546         198
1324 Wyckoff Avenue (F) ........................      230        1,655        1,885         339

MORRIS COUNTY, NEW JERSEY
FLORHAM PARK
325 Columbia Parkway (O) .......................    1,564       16,116       17,680       7,278
MORRIS PLAINS
250 Johnson Road (O) ...........................    2,004        8,592       10,596         902
201 Littleton Road (O) .........................    2,407        9,896       12,303         984
MORRIS TOWNSHIP
340 Mt. Kemble Avenue (O) ......................   13,624       54,536       68,160       5,513
PARSIPPANY
4 Campus Drive (O) .............................    5,213       21,154       26,367         395
6 Campus Drive (O) .............................    4,411       17,903       22,314         334
7 Campus Drive (O) .............................    1,932       27,895       29,827       2,709
8 Campus Drive (O) .............................    1,865       36,378       38,243       3,758
9 Campus Drive (O) .............................    5,842       23,598       29,440          95
2 Dryden Way (O) ...............................      778          433        1,211          51
4 Gatehall Drive (O) ...........................    8,452       34,109       42,561       1,353
2 Hilton Court (O) .............................    1,971       32,367       34,338       3,169
600 Parsippany Road (O) ........................    1,257        6,654        7,911       1,323
1 Sylvan Way (O) ...............................    1,689       26,923       28,612       3,136
5 Sylvan Way (O) ...............................    1,161       25,792       26,953       2,538
7 Sylvan Way (O) ...............................    2,084       26,118       28,202       2,575

PASSAIC COUNTY, NEW JERSEY
CLIFTON
777 Passaic Avenue (O) .........................    1,100        6,549        7,649       3,062
TOTOWA
1 Center Court (F) .............................      270        2,537        2,807         227
2 Center Court (F) .............................      191        2,592        2,783         448
11 Commerce Way (F) ............................      586        3,216        3,802         547
20 Commerce Way (F) ............................      516        3,165        3,681         489
29 Commerce Way (F) ............................      586        3,352        3,938         658
40 Commerce Way (F) ............................      516        3,691        4,207         814
45 Commerce Way (F) ............................      536        3,551        4,087         645
60 Commerce Way (F) ............................      526        3,533        4,059         720
80 Commerce Way (F) ............................      227        1,657        1,884         560
100 Commerce Way (F) ...........................      226        1,657        1,883         559
120 Commerce Way (F) ...........................      228        1,218        1,446         193
140 Commerce Way (F) ...........................      229        1,219        1,448         193
999 Riverview Drive (O) ........................      476        6,626        7,102       1,132
WAYNE
201 Willowbrook Boulevard (O) ..................    3,103       15,801       18,904       1,330

SOMERSET COUNTY, NEW JERSEY
BASKING RIDGE
106 Allen Road (O) .............................    3,457       15,265       18,722         746
222 Mt. Airy Road (O) ..........................      775        3,653        4,428         494
233 Mt. Airy Road (O) ..........................    1,034        6,654        7,688         686
BRIDGEWATER
721 Route 202/206 (O) ..........................    6,730       27,459       34,189       2,800

                             MACK-CALI REALTY, L.P.
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                                    SCHEDULE III



                                                                                           INITIAL COSTS            COSTS
                                                                                       --------------------      CAPITALIZED
                                                        YEAR           RELATED                 BUILDING AND       SUBSEQUENT
PROPERTY LOCATION (2)                              BUILT  ACQUIRED   ENCUMBRANCES      LAND    IMPROVEMENTS     TO ACQUISITION
---------------------                              -----  --------   ------------      ----    ------------     --------------
UNION COUNTY, NEW JERSEY
CLARK
100 Walnut Avenue (O) ..........................    1985     1994           --            --           --            18,393
CRANFORD
6 Commerce Drive (O) ...........................    1973     1994           --           250           --             2,896
11 Commerce Drive (O) ..........................    1981     1994           --           470           --             6,306
12 Commerce Drive (O) ..........................    1967     1997           --           887        3,549             1,032
20 Commerce Drive (O) ..........................    1990     1994           --         2,346           --            22,621
65 Jackson Drive (O) ...........................    1984     1994           --           541           --             7,480
NEW PROVIDENCE
890 Mountain Road (O) ..........................    1977     1997           --         2,796       11,185             4,322

DUTCHESS COUNTY, NEW YORK
FISHKILL
300 South Lake Drive (O) .......................    1987     1997           --         2,258        9,031               244

NASSAU COUNTY, NEW YORK
NORTH HEMPSTEAD
600 Community Drive (O) ........................    1983     1997           --        11,018       44,070               540
111 East Shore Road (O) ........................    1980     1997           --         2,093        8,370               363

ROCKLAND COUNTY, NEW YORK
SUFFERN
400 Rella Boulevard (O) ........................    1988     1995           --         1,090       13,412             2,072

WESTCHESTER COUNTY, NEW YORK
ELMSFORD
11 Clearbrook Road (F) .........................    1974     1997           --           149        2,159                38
75 Clearbrook Road (F) .........................    1990     1997           --         2,314        4,716                 5
100 Clearbrook Road (O) ........................    1975     1997           --           220        5,366               132
150 Clearbrook Road (F) ........................    1975     1997           --           497        7,030               461
175 Clearbrook Road (F) ........................    1973     1997           --           655        7,473               654
200 Clearbrook Road (F) ........................    1974     1997           --           579        6,620               522
250 Clearbrook Road (F) ........................    1973     1997           --           867        8,647               664
50 Executive Boulevard (F) .....................    1969     1997           --           237        2,617                56
77 Executive Boulevard (F) .....................    1977     1997           --            34        1,104                64
85 Executive Boulevard (F) .....................    1968     1997           --           155        2,507                38
101 Executive Boulevard (O) ....................    1971     1997           --           267        5,838               455
300 Executive Boulevard (F) ....................    1970     1997           --           460        3,609                36
350 Executive Boulevard (F) ....................    1970     1997           --           100        1,793               126
399 Executive Boulevard (F) ....................    1962     1997           --           531        7,191               127
400 Executive Boulevard (F) ....................    1970     1997           --         2,202        1,846               279
500 Executive Boulevard (F) ....................    1970     1997           --           258        4,183               555
525 Executive Boulevard (F) ....................    1972     1997           --           345        5,499               163
700 Executive Boulevard (L) ....................     n/a     1997           --           970           --                --
5 Skyline Drive (F) ............................    1980     2001           --         2,219        8,916                (9)
6 Skyline Drive (F) ............................    1980     2001           --           740        2,971                 4
555 Taxter Road (O) ............................    1986     2000           --         4,285       17,205               388
565 Taxter Road (O) ............................    1988     2000           --         4,285       17,205               236
570 Taxter Road (O) ............................    1972     1997           --           438        6,078               671
1 Warehouse Lane (I) ...........................    1957     1997           --             3          268               204
2 Warehouse Lane (I) ...........................    1957     1997           --             4          672                50
3 Warehouse Lane (I) ...........................    1957     1997           --            21        1,948               448
4 Warehouse Lane (I) ...........................    1957     1997           --            84       13,393               249
5 Warehouse Lane (I) ...........................    1957     1997           --            19        4,804               246
6 Warehouse Lane (I) ...........................    1982     1997           --            10        4,419               125
1 Westchester Plaza (F) ........................    1967     1997           --           199        2,023                52

                                                         GROSS AMOUNT AT WHICH
                                                          CARRIED AT CLOSE OF
                                                               PERIOD (1)
                                                     ------------------------------
                                                              BUILDING AND               ACCUMULATED
PROPERTY LOCATION (2)                                LAND     IMPROVEMENTS    TOTAL     DEPRECIATION
---------------------                                ----     ------------    -----     ------------
UNION COUNTY, NEW JERSEY
CLARK
100 Walnut Avenue (O) ..........................     1,822       16,571       18,393       8,334
CRANFORD
6 Commerce Drive (O) ...........................       250        2,896        3,146       1,796
11 Commerce Drive (O) ..........................       470        6,306        6,776       3,608
12 Commerce Drive (O) ..........................       887        4,581        5,468         369
20 Commerce Drive (O) ..........................     2,346       22,621       24,967       7,985
65 Jackson Drive (O) ...........................       541        7,480        8,021       4,118
NEW PROVIDENCE
890 Mountain Road (O) ..........................     3,765       14,538       18,303       1,456

DUTCHESS COUNTY, NEW YORK
FISHKILL
300 South Lake Drive (O) .......................     2,258        9,275       11,533         957

NASSAU COUNTY, NEW YORK
NORTH HEMPSTEAD
600 Community Drive (O) ........................    11,018       44,610       55,628       4,500
111 East Shore Road (O) ........................     2,093        8,733       10,826         873

ROCKLAND COUNTY, NEW YORK
SUFFERN
400 Rella Boulevard (O) ........................     1,090       15,484       16,574       2,724

WESTCHESTER COUNTY, NEW YORK
ELMSFORD
11 Clearbrook Road (F) .........................       149        2,197        2,346         271
75 Clearbrook Road (F) .........................     2,314        4,721        7,035         580
100 Clearbrook Road (O) ........................       220        5,498        5,718         841
150 Clearbrook Road (F) ........................       497        7,491        7,988         910
175 Clearbrook Road (F) ........................       655        8,127        8,782       1,027
200 Clearbrook Road (F) ........................       579        7,142        7,721         932
250 Clearbrook Road (F) ........................       867        9,311       10,178       1,147
50 Executive Boulevard (F) .....................       237        2,673        2,910         325
77 Executive Boulevard (F) .....................        34        1,168        1,202         142
85 Executive Boulevard (F) .....................       155        2,545        2,700         320
101 Executive Boulevard (O) ....................       267        6,293        6,560         784
300 Executive Boulevard (F) ....................       460        3,645        4,105         444
350 Executive Boulevard (F) ....................       100        1,919        2,019         220
399 Executive Boulevard (F) ....................       531        7,318        7,849         959
400 Executive Boulevard (F) ....................     2,201        2,126        4,327         353
500 Executive Boulevard (F) ....................       257        4,739        4,996         593
525 Executive Boulevard (F) ....................       345        5,662        6,007         702
700 Executive Boulevard (L) ....................       970           --          970          --
5 Skyline Drive (F) ............................     2,219        8,907       11,126          93
6 Skyline Drive (F) ............................       740        2,975        3,715          31
555 Taxter Road (O) ............................     4,285       17,593       21,878         688
565 Taxter Road (O) ............................     4,233       17,493       21,726         690
570 Taxter Road (O) ............................       438        6,749        7,187         872
1 Warehouse Lane (I) ...........................         3          472          475          47
2 Warehouse Lane (I) ...........................         4          722          726          99
3 Warehouse Lane (I) ...........................        21        2,396        2,417         296
4 Warehouse Lane (I) ...........................        85       13,641       13,726       1,720
5 Warehouse Lane (I) ...........................        19        5,050        5,069         707
6 Warehouse Lane (I) ...........................        10        4,544        4,554         546
1 Westchester Plaza (F) ........................       199        2,075        2,274         270

                             MACK-CALI REALTY, L.P.
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                                    SCHEDULE III



                                                                                           INITIAL COSTS            COSTS
                                                                                       --------------------      CAPITALIZED
                                                        YEAR           RELATED                 BUILDING AND       SUBSEQUENT
PROPERTY LOCATION (2)                              BUILT  ACQUIRED   ENCUMBRANCES      LAND    IMPROVEMENTS     TO ACQUISITION
---------------------                              -----  --------   ------------      ----    ------------     --------------
2 Westchester Plaza (F) ........................    1968     1997           --           234        2,726                77
3 Westchester Plaza (F) ........................    1969     1997           --           655        7,936               148
4 Westchester Plaza (F) ........................    1969     1997           --           320        3,729               100
5 Westchester Plaza (F) ........................    1969     1997           --           118        1,949               156
6 Westchester Plaza (F) ........................    1968     1997           --           164        1,998               139
7 Westchester Plaza (F) ........................    1972     1997           --           286        4,321                46
8 Westchester Plaza (F) ........................    1971     1997           --           447        5,262               657
HAWTHORNE
200 Saw Mill River Road (F) ....................    1965     1997           --           353        3,353               156
1 Skyline Drive (O) ............................    1980     1997           --            66        1,711               100
2 Skyline Drive (O) ............................    1987     1997           --           109        3,128               283
4 Skyline Drive (F) ............................    1987     1997           --           363        7,513               641
7 Skyline Drive (O) ............................    1987     1998           --           330       13,013               107
8 Skyline Drive (F) ............................    1985     1997           --           212        4,410               837
10 Skyline Drive (F) ...........................    1985     1997           --           134        2,799                96
11 Skyline Drive (F) ...........................    1989     1997           --            --        4,788               391
12 Skyline Drive (F) ...........................    1999     1999           --         1,562        3,254             1,499
15 Skyline Drive (F) ...........................    1989     1997           --            --        7,449               594
17 Skyline Drive (O) ...........................    1989     1997           --            --        7,269               130
19 Skyline Drive (O) ...........................    1982     1997           --         2,355       34,254             4,327
TARRYTOWN
200 White Plains Road (O) ......................    1982     1997           --           378        8,367               770
220 White Plains Road (O) ......................    1984     1997           --           367        8,112               616
230 White Plains Road (R) ......................    1984     1997           --           124        1,845                --
WHITE PLAINS
1 Barker Avenue (O) ............................    1975     1997           --           208        9,629               586
3 Barker Avenue (O) ............................    1983     1997           --           122        7,864             1,413
50 Main Street (O) .............................    1985     1997           --           564       48,105             4,187
11 Martine Avenue (O) ..........................    1987     1997           --           127       26,833             3,606
25 Martine Avenue (M) ..........................    1987     1997           --           120       11,366               317
1 Water Street (O) .............................    1979     1997           --           211        5,382               271
YONKERS
100 Corporate Boulevard (F) ....................    1987     1997           --           602        9,910               556
200 Corporate Boulevard South (F) ..............    1990     1997           --           502        7,575               419
1 Enterprise Boulevard (L) .....................     n/a     1997           --         1,379           --                --
1 Executive Boulevard (O) ......................    1982     1997           --         1,104       11,904               659
2 Executive Plaza (R) ..........................    1986     1997           --            89        2,439                --
3 Executive Plaza (O) ..........................    1987     1997           --           385        6,256               994
4 Executive Plaza (F) ..........................    1986     1997           --           584        6,134             1,107
6 Executive Plaza (F) ..........................    1987     1997           --           546        7,246                45
1 Odell Plaza (F) ..............................    1980     1997           --         1,206        6,815               514
5 Odell Plaza (F) ..............................    1983     1997           --           331        2,988               129
7 Odell Plaza (F) ..............................    1984     1997           --           419        4,418               106

CHESTER COUNTY, PENNSYLVANIA
BERWYN
1000 Westlakes Drive (O) .......................    1989     1997           --           619        9,016               144
1055 Westlakes Drive (O) .......................    1990     1997           --         1,951       19,046             1,963
1205 Westlakes Drive (O) .......................    1988     1997           --         1,323       20,098               648
1235 Westlakes Drive (O) .......................    1986     1997           --         1,417       21,215               617

DELAWARE COUNTY, PENNSYLVANIA
LESTER
100 Stevens Drive (O) ..........................    1986     1996           --         1,349       10,018             2,558
200 Stevens Drive (O) ..........................    1987     1996           --         1,644       20,186             4,296
300 Stevens Drive (O) ..........................    1992     1996           --           491        9,490               758

                                                         GROSS AMOUNT AT WHICH
                                                          CARRIED AT CLOSE OF
                                                               PERIOD (1)
                                                     ------------------------------
                                                              BUILDING AND               ACCUMULATED
PROPERTY LOCATION (2)                                LAND     IMPROVEMENTS    TOTAL     DEPRECIATION
---------------------                                ----     ------------    -----     ------------
2 Westchester Plaza (F) ........................       234        2,803        3,037         341
3 Westchester Plaza (F) ........................       655        8,084        8,739         994
4 Westchester Plaza (F) ........................       320        3,829        4,149         514
5 Westchester Plaza (F) ........................       118        2,105        2,223         240
6 Westchester Plaza (F) ........................       164        2,137        2,301         295
7 Westchester Plaza (F) ........................       286        4,367        4,653         545
8 Westchester Plaza (F) ........................       447        5,919        6,366         935
HAWTHORNE
200 Saw Mill River Road (F) ....................       353        3,509        3,862         464
1 Skyline Drive (O) ............................        66        1,811        1,877         220
2 Skyline Drive (O) ............................       109        3,411        3,520         477
4 Skyline Drive (F) ............................       363        8,154        8,517       1,300
7 Skyline Drive (O) ............................       330       13,120       13,450       1,098
8 Skyline Drive (F) ............................       212        5,247        5,459         836
10 Skyline Drive (F) ...........................       134        2,895        3,029         389
11 Skyline Drive (F) ...........................        --        5,179        5,179         684
12 Skyline Drive (F) ...........................     1,320        4,995        6,315         455
15 Skyline Drive (F) ...........................        --        8,043        8,043       1,201
17 Skyline Drive (O) ...........................        --        7,399        7,399         906
19 Skyline Drive (O) ...........................     2,356       38,580       40,936       6,571
TARRYTOWN
200 White Plains Road (O) ......................       378        9,137        9,515       1,428
220 White Plains Road (O) ......................       367        8,728        9,095       1,108
230 White Plains Road (R) ......................       124        1,845        1,969         227
WHITE PLAINS
1 Barker Avenue (O) ............................       207       10,216       10,423       1,294
3 Barker Avenue (O) ............................       122        9,277        9,399       1,121
50 Main Street (O) .............................       564       52,292       52,856       7,039
11 Martine Avenue (O) ..........................       127       30,439       30,566       4,001
25 Martine Avenue (M) ..........................       120       11,683       11,803       1,361
1 Water Street (O) .............................       211        5,653        5,864         723
YONKERS
100 Corporate Boulevard (F) ....................       602       10,466       11,068       1,329
200 Corporate Boulevard South (F) ..............       502        7,994        8,496         910
1 Enterprise Boulevard (L) .....................     1,379           --        1,379          --
1 Executive Boulevard (O) ......................     1,105       12,562       13,667       1,764
2 Executive Plaza (R) ..........................        89        2,439        2,528         300
3 Executive Plaza (O) ..........................       385        7,250        7,635         914
4 Executive Plaza (F) ..........................       584        7,241        7,825         896
6 Executive Plaza (F) ..........................       546        7,291        7,837         909
1 Odell Plaza (F) ..............................     1,206        7,329        8,535         923
5 Odell Plaza (F) ..............................       331        3,117        3,448         372
7 Odell Plaza (F) ..............................       419        4,524        4,943         605

CHESTER COUNTY, PENNSYLVANIA
BERWYN
1000 Westlakes Drive (O) .......................       618        9,161        9,779       1,124
1055 Westlakes Drive (O) .......................     1,951       21,009       22,960       2,348
1205 Westlakes Drive (O) .......................     1,323       20,746       22,069       2,585
1235 Westlakes Drive (O) .......................     1,418       21,831       23,249       2,742

DELAWARE COUNTY, PENNSYLVANIA
LESTER
100 Stevens Drive (O) ..........................     1,349       12,576       13,925       1,522
200 Stevens Drive (O) ..........................     1,644       24,482       26,126       2,809
300 Stevens Drive (O) ..........................       491       10,248       10,739       1,232

                             MACK-CALI REALTY, L.P.
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                                    SCHEDULE III



                                                                                           INITIAL COSTS            COSTS
                                                                                       --------------------      CAPITALIZED
                                                        YEAR           RELATED                 BUILDING AND       SUBSEQUENT
PROPERTY LOCATION (2)                              BUILT  ACQUIRED   ENCUMBRANCES      LAND    IMPROVEMENTS     TO ACQUISITION
---------------------                              -----  --------   ------------      ----    ------------     --------------
MEDIA
1400 Providence Rd - Center I (O) ..............    1986     1996           --         1,042        9,054             1,186
1400 Providence Rd. - Center II(O) .............    1990     1996           --         1,543       16,464             1,359

MONTGOMERY COUNTY, PENNSYLVANIA
LOWER PROVIDENCE
1000 Madison Avenue (O) ........................    1990     1997           --         1,713       12,559               524
PLYMOUTH MEETING
1150 Plymouth Meeting Mall (O) .................    1970     1997           --           125          499            21,326
Five Sentry Parkway East (O) ...................    1984     1996           --           642        7,992               480
Five Sentry Parkway West (O) ...................    1984     1996           --           268        3,334                54

FAIRFIELD COUNTY, CONNECTICUT
GREENWICH
500 West Putnam Avenue (O) .....................    1973     1998        9,273         3,300       16,734               989
NORWALK
40 Richards Avenue (O) .........................    1985     1998           --         1,087       18,399             1,810
SHELTON
1000 Bridgeport Avenue (O) .....................    1986     1997           --           773       14,934               478
STAMFORD
419 West Avenue (F) ............................    1986     1997           --         4,538        9,246                49
500 West Avenue (F) ............................    1988     1997           --           415        1,679               185
550 West Avenue (F) ............................    1990     1997           --         1,975        3,856               334
600 West Avenue (F) ............................    1999     1999           --         2,305        2,863               833
650 West Avenue (F) ............................    1998     1998           --         1,328           --             3,905

WASHINGTON, D.C.
1201 Connecticut Avenue, NW (O) ................    1940     1999           --        14,228       18,571             1,143
1400 L Street, NW (O) ..........................    1987     1998           --        13,054       27,423               914

PRINCE GEORGE"S COUNTY, MARYLAND
LANHAM
4200 Parliament Place (O) ......................    1989     1998           --         2,114       13,546               583

BEXAR COUNTY, TEXAS
SAN ANTONIO
84 N.E. Loop 410 (O) ...........................    1971     1997           --         2,295       10,382               685
111 Soledad (O) ................................    1918     1997           --         2,004        8,017               805

COLLIN COUNTY, TEXAS
PLANO
555 Republic Place (O) .........................    1986     1997           --           942        3,767               648

DALLAS COUNTY, TEXAS
DALLAS
3030 LBJ Freeway (O) ...........................    1984     1997           --         6,098       24,366             1,411
3100 Monticello (O) ............................    1984     1997           --         1,940        7,762             4,887
IRVING
2300 Valley View (O) ...........................    1985     1997           --         1,913        7,651             1,386
RICHARDSON
1122 Alma Road (O) .............................    1977     1997           --           754        3,015               169

HARRIS COUNTY, TEXAS
HOUSTON
10497 Town & Country Way (O) ...................    1981     1997           --         1,619        6,476             1,082

                                                         GROSS AMOUNT AT WHICH
                                                          CARRIED AT CLOSE OF
                                                               PERIOD (1)
                                                     ------------------------------
                                                              BUILDING AND               ACCUMULATED
PROPERTY LOCATION (2)                                LAND     IMPROVEMENTS    TOTAL     DEPRECIATION
---------------------                                ----     ------------    -----     ------------
MEDIA
1400 Providence Rd - Center I (O) ..............     1,042       10,240       11,282       1,536
1400 Providence Rd. - Center II(O) .............     1,544       17,822       19,366       2,796

MONTGOMERY COUNTY, PENNSYLVANIA
LOWER PROVIDENCE
1000 Madison Avenue (O) ........................     1,714       13,082       14,796       1,397
PLYMOUTH MEETING
1150 Plymouth Meeting Mall (O) .................       125       21,825       21,950       2,055
Five Sentry Parkway East (O) ...................       642        8,472        9,114       1,093
Five Sentry Parkway West (O) ...................       268        3,388        3,656         439

FAIRFIELD COUNTY, CONNECTICUT
GREENWICH
500 West Putnam Avenue (O) .....................     3,300       17,723       21,023       1,904
NORWALK
40 Richards Avenue (O) .........................     1,087       20,209       21,296       1,837
SHELTON
1000 Bridgeport Avenue (O) .....................       744       15,441       16,185       1,827
STAMFORD
419 West Avenue (F) ............................     4,538        9,295       13,833       1,168
500 West Avenue (F) ............................       415        1,864        2,279         280
550 West Avenue (F) ............................     1,975        4,190        6,165         749
600 West Avenue (F) ............................     2,305        3,696        6,001         178
650 West Avenue (F) ............................     1,328        3,905        5,233         577

WASHINGTON, D.C.
1201 Connecticut Avenue, NW (O) ................    14,228       19,714       33,942       1,254
1400 L Street, NW (O) ..........................    13,054       28,337       41,391       2,659

PRINCE GEORGE"S COUNTY, MARYLAND
LANHAM
4200 Parliament Place (O) ......................     1,393       14,850       16,243       1,369

BEXAR COUNTY, TEXAS
SAN ANTONIO
84 N.E. Loop 410 (O) ...........................     2,295       11,067       13,362         750
111 Soledad (O) ................................     2,004        8,822       10,826         633

COLLIN COUNTY, TEXAS
PLANO
555 Republic Place (O) .........................       942        4,415        5,357         371

DALLAS COUNTY, TEXAS
DALLAS
3030 LBJ Freeway (O) ...........................     6,098       25,777       31,875       2,321
3100 Monticello (O) ............................     2,511       12,078       14,589         985
IRVING
2300 Valley View (O) ...........................     1,913        9,037       10,950         759
RICHARDSON
1122 Alma Road (O) .............................       754        3,184        3,938         262

HARRIS COUNTY, TEXAS
HOUSTON
10497 Town & Country Way (O) ...................     1,619        7,558        9,177         549

                             MACK-CALI REALTY, L.P.
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                                    SCHEDULE III



                                                                                           INITIAL COSTS            COSTS
                                                                                       --------------------      CAPITALIZED
                                                        YEAR           RELATED                 BUILDING AND       SUBSEQUENT
PROPERTY LOCATION (2)                              BUILT  ACQUIRED   ENCUMBRANCES      LAND    IMPROVEMENTS     TO ACQUISITION
---------------------                              -----  --------   ------------      ----    ------------     --------------
5300 Memorial Drive (O) ........................    1982     1997           --         1,283        7,269               588
1717 St. James Place (O) .......................    1975     1997           --           909        3,636               450
1770 St. James Place (O) .......................    1973     1997           --           730        2,920               631

TARRANT COUNTY, TEXAS
EULESS
150 West Park Way (O) ..........................    1984     1997           --           852        3,410               173

MARICOPA COUNTY, ARIZONA
GLENDALE
5551 West Talavi Boulevard (O) .................    1991     1997        6,717         2,732       10,927             5,744
PHOENIX
19640 North 31st Street (O) ....................    1990     1997        7,112         3,437       13,747                 4
SCOTTSDALE
9060 E. Via Linda Boulevard (O) ................    1984     1997           --         3,720       14,879                37

ARAPAHOE COUNTY, COLORADO
AURORA
750 South Richfield Street (O) .................    1997     1998           --         2,680       23,125                27
DENVER
400 South Colorado Boulevard (O) ...............    1983     1998           --         1,461       10,620               568
ENGLEWOOD
9359 East Nichols Avenue (O) ...................    1997     1998           --         1,155        8,171              (409)
5350 South Roslyn Street (O) ...................    1982     1998           --           862        6,831               (14)

BOULDER COUNTY, COLORADO
BROOMFIELD
105 South Technology Court (O) .................    1997     1998           --           653        4,936                28
303 South Technology Court-A (O) ...............    1997     1998           --           623        3,892                35
303 South Technology Court-B (O) ...............    1997     1998           --           623        3,892                36
LOUISVILLE
1172 Century Drive (O) .........................    1996     1998           --           707        4,647               218
248 Centennial Parkway (O) .....................    1996     1998           --           708        4,647               217
285 Century Place (O) ..........................    1997     1998           --           889       10,133                26

DENVER COUNTY, COLORADO
DENVER
8181 East Tufts Avenue (O) .....................    2001     2001           --         2,342       32,029               703
3600 South Yosemite (O) ........................    1974     1998           --           556       12,980                27

DOUGLAS COUNTY, COLORADO
ENGLEWOOD
67 Inverness Drive East (O) ....................    1996     1998           --         1,034        5,516                25
384 Inverness Drive South (O) ..................    1985     1998           --           703        5,653               245
400 Inverness Drive (O) ........................    1997     1998           --         1,584       19,878              (583)
5975 South Quebec Street (O) ...................    1996     1998           --           855       11,551               324
PARKER
9777 Pyramid Court (O) .........................    1995     1998           --         1,304       13,189                26

                                                         GROSS AMOUNT AT WHICH
                                                          CARRIED AT CLOSE OF
                                                               PERIOD (1)
                                                     ------------------------------
                                                              BUILDING AND               ACCUMULATED
PROPERTY LOCATION (2)                                LAND     IMPROVEMENTS    TOTAL     DEPRECIATION
---------------------                                ----     ------------    -----     ------------
5300 Memorial Drive (O) ........................     1,710        7,430        9,140         494
1717 St. James Place (O) .......................       909        4,086        4,995         319
1770 St. James Place (O) .......................       730        3,551        4,281         276

TARRANT COUNTY, TEXAS
EULESS
150 West Park Way (O) ..........................       852        3,583        4,435         325

MARICOPA COUNTY, ARIZONA
GLENDALE
5551 West Talavi Boulevard (O) .................     3,593       15,810       19,403       1,225
PHOENIX
19640 North 31st Street (O) ....................     3,437       13,751       17,188       1,132
SCOTTSDALE
9060 E. Via Linda Boulevard (O) ................     3,720       14,916       18,636       1,225

ARAPAHOE COUNTY, COLORADO
AURORA
750 South Richfield Street (O) .................     2,682       23,150       25,832       1,746
DENVER
400 South Colorado Boulevard (O) ...............     1,461       11,188       12,649         842
ENGLEWOOD
9359 East Nichols Avenue (O) ...................     1,155        7,762        8,917         600
5350 South Roslyn Street (O) ...................       862        6,817        7,679         580

BOULDER COUNTY, COLORADO
BROOMFIELD
105 South Technology Court (O) .................       653        4,964        5,617         380
303 South Technology Court-A (O) ...............       623        3,927        4,550         317
303 South Technology Court-B (O) ...............       623        3,928        4,551         318
LOUISVILLE
1172 Century Drive (O) .........................       707        4,865        5,572         385
248 Centennial Parkway (O) .....................       708        4,864        5,572         385
285 Century Place (O) ..........................       891       10,157       11,048         747

DENVER COUNTY, COLORADO
DENVER
8181 East Tufts Avenue (O) .....................     2,342       32,732       35,074          81
3600 South Yosemite (O) ........................       556       13,007       13,563         957

DOUGLAS COUNTY, COLORADO
ENGLEWOOD
67 Inverness Drive East (O) ....................     1,035        5,540        6,575         450
384 Inverness Drive South (O) ..................       703        5,898        6,601         466
400 Inverness Drive (O) ........................     1,584       19,295       20,879       1,442
5975 South Quebec Street (O) ...................       857       11,873       12,730         932
PARKER
9777 Pyramid Court (O) .........................     1,306       13,213       14,519       1,063

                             MACK-CALI REALTY, L.P.
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                                    SCHEDULE III



                                                                                     INITIAL COSTS          COSTS
                                                                                 ---------------------    CAPITALIZED
                                                   YEAR           RELATED                 BUILDING AND     SUBSEQUENT
PROPERTY LOCATION (2)                         BUILT  ACQUIRED   ENCUMBRANCES     LAND     IMPROVEMENTS   TO ACQUISITION
---------------------                         -----  --------   ------------     ----     ------------   --------------
EL PASO COUNTY, COLORADO
COLORADO SPRINGS
8415 Explorer (O) ..................          1998     1999             --          347         2,507          3,023
1975 Research Parkway (O) ..........          1997     1998             --        1,397        13,221          2,891
2375 Telstar Drive (O) .............          1998     1999             --          348         2,507          3,021

JEFFERSON COUNTY, COLORADO
LAKEWOOD
141 Union Boulevard (O) ............          1985     1998             --          774         6,891            612

SAN FRANCISCO COUNTY, CALIFORNIA
SAN FRANCISCO
795 Folsom Street (O) ..............          1977     1999             --        9,348        24,934          6,814
760 Market Street (O) ..............          1908     1997             --        5,588        22,352         38,995

HILLSBOROUGH COUNTY, FLORIDA
TAMPA
501 Kennedy Boulevard (O) ..........          1982     1997             --        3,959        15,837          1,604

PROJECTS UNDER DEVELOPMENT .........                                    --       56,020            --        125,396

FURNITURE, FIXTURES & EQUIPMENT ....                                    --           --            --          7,189
-----------------------------------------------------------------------------------------------------------------------
TOTALS .............................                              $543,807     $523,288    $2,749,524       $558,727
=======================================================================================================================

                                                  GROSS AMOUNT AT WHICH
                                                    CARRIED AT CLOSE OF
                                                         PERIOD (1)
                                               --------------------------------
                                                        BUILDING AND                ACCUMULATED
PROPERTY LOCATION (2)                          LAND     IMPROVEMENTS      TOTAL     DEPRECIATION
---------------------                          ----     ------------      -----     ------------
EL PASO COUNTY, COLORADO
COLORADO SPRINGS
8415 Explorer (O) ..................              348         5,529         5,877          228
1975 Research Parkway (O) ..........            1,611        15,898        17,509        1,166
2375 Telstar Drive (O) .............              348         5,528         5,876          229

JEFFERSON COUNTY, COLORADO
LAKEWOOD
141 Union Boulevard (O) ............              775         7,502         8,277          646

SAN FRANCISCO COUNTY, CALIFORNIA
SAN FRANCISCO
795 Folsom Street (O) ..............            9,350        31,746        41,096        2,790
760 Market Street (O) ..............           13,499        53,436        66,935        5,199

HILLSBOROUGH COUNTY, FLORIDA
TAMPA
501 Kennedy Boulevard (O) ..........            3,959        17,441        21,400        1,432

PROJECTS UNDER DEVELOPMENT .........           56,020       125,396       181,416           --

FURNITURE, FIXTURES & EQUIPMENT ....               --         7,189         7,189        3,493
------------------------------------------------------------------------------------------------
TOTALS .............................         $541,162    $3,290,377    $3,831,539     $379,084
================================================================================================

(1) The aggregate cost for federal income tax purposes at December 31, 2001 was approximately $2.84 billion.

(2)   LEGEND OF PROPERTY CODES:

      (O)=Office Property
      (F)=Office/Flex Property
      (I)=Industrial/Warehouse Property
      (M)=Multi-family Residential Property
      (R)=Stand-alone Retail Property
      (L)=Land Lease

                             MACK-CALI REALTY, L.P.
                              NOTE TO SCHEDULE III

Changes in rental properties and accumulated depreciation for the periods ended December 31, 2001, 2000 and 1999, are as follow (IN THOUSANDS):

                                               2001             2000             1999
                                               ----             ----             ----
RENTAL PROPERTIES
Balance at beginning of year            $ 3,589,877      $ 3,654,845      $ 3,467,799
  Additions                                 382,382          268,900          204,565
  Rental property held for sale -
    before accumulated depreciation        (453,469)        (114,477)              --
  Properties sold                          (140,719)        (219,391)         (15,903)
  Retirements/disposals                          --               --           (1,616)
                                        -----------      -----------      -----------
Balance at end of year                  $ 3,378,071      $ 3,589,877      $ 3,654,845
                                        ===========      ===========      ===========

ACCUMULATED DEPRECIATION
Balance at beginning of year            $   302,932      $   256,629      $   177,934
  Depreciation expense                       87,716           82,574           81,730
  Rental property held for sale             (28,379)          (7,019)              --
  Properties sold                           (11,564)         (29,252)          (1,419)
  Retirements/disposals                          --               --           (1,616)
                                        -----------      -----------      -----------
Balance at end of year                  $   350,705      $   302,932      $   256,629
                                        ===========      ===========      ===========

                             MACK-CALI REALTY, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Mack-Cali Realty, L.P.
                                        ----------------------------------------
                                        (Registrant)
                                        By: Mack-Cali Realty Corporation,
                                            its General Partner


Date: March 7, 2002                     By: /s/ BARRY LEFKOWITZ
                                            ------------------------------------
                                            Barry Lefkowitz
                                            Executive Vice President &
                                            Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

               NAME                              TITLE                       DATE
               ----                              -----                       ----


        /s/ WILLIAM L. MACK           Chairman of the Board             March 7, 2002
-----------------------------------
          William L. Mack


       /s/ MITCHELL E. HERSH          Chief Executive Officer           March 7, 2002
-----------------------------------     and Director
         Mitchell E. Hersh


        /s/ BARRY LEFKOWITZ           Executive Vice President and      March 7, 2002
-----------------------------------     Chief Financial Officer
          Barry Lefkowitz


         /s/ JOHN J. CALI             Director                          March 7, 2002
-----------------------------------
           John J. Cali


       /s/ BRENDAN T. BYRNE           Director                          March 7, 2002
-----------------------------------
         Brendan T. Byrne


         /s/ JOHN R. CALI             Director                          March 7, 2002
-----------------------------------
           John R. Cali


        /s/ NATHAN GANTCHER           Director                          March 7, 2002
-----------------------------------
          Nathan Gantcher

               NAME                              TITLE                       DATE
               ----                              -----                       ----


        /s/ MARTIN D. GRUSS           Director                          March 7, 2002
-----------------------------------
          Martin D. Gruss


         /s/ EARLE I. MACK            Director                          March 7, 2002
-----------------------------------
           Earle I. Mack


      /s/ ALAN G. PHILIBOSIAN         Director                          March 7, 2002
-----------------------------------
        Alan G. Philibosian


         /s/ IRVIN D. REID            Director                          March 7, 2002
-----------------------------------
           Irvin D. Reid


         /s/ VINCENT TESE             Director                          March 7, 2002
-----------------------------------
           Vincent Tese


      /s/ ROBERT F. WEINBERG          Director                          March 7, 2002
-----------------------------------
        Robert F. Weinberg


       /s/ ROY J. ZUCKERBERG          Director                          March 7, 2002
-----------------------------------
         Roy J. Zuckerberg

                             MACK-CALI REALTY, L.P.

                                  EXHIBIT INDEX

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

3.4 Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. dated August 21, 1998 (filed as Exhibit 3.1 to Corporation's and the Operating Partnership's Registration Statement on Form S-3, Registration No. 333-57103, and incorporated herein by reference).

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

4.2 Amendment No. 1 to the Amended and Restated Shareholder Rights Agreement, dated as of June 27, 2000, by and among Mack-Cali Realty Corporation and EquiServe Trust Company, N.A. (filed as Exhibit 4.1 to the Operating Partnership's Form 8-K dated June 27, 2000 and incorporated herein by reference).

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

EXHIBIT
NUMBER      EXHIBIT TITLE
-------     -------------

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