Form 10-K405/A
period 2001-12-31
MACK CALI REALTY L P
filed 2002-04-05
CIK 1067063

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

                        Commission File Number: 333-57103

                             MACK-CALI REALTY, L.P.
        ----------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

                        DELAWARE                     22-3315804
            ----------------------------------------------------------
               (State or other jurisdiction of     (IRS Employer
                incorporation or organization)    Identification No.)

               11 COMMERCE DRIVE, CRANFORD, NEW JERSEY 07016-3599
               --------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (908) 272-8000
                             ----------------------
              (Registrant's telephone number, including area code)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

                             MACK-CALI REALTY, L.P.
                               AMENDMENT NO. 1 TO
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

         Mack-Cali Realty, L.P. (together with its subsidiaries, the "Registrant" or the "Operating Partnership") hereby amends and restates in its entirety the following items of its Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as set forth in the pages attached hereto:

1.       ITEM 10 IS HEREBY AMENDED AND RESTATED AS FOLLOWS:

DIRECTORS AND EXECUTIVE OFFICERS

         The Operating Partnership does not have any directors or executive officers. Set forth below is certain information as of March 15, 2002 for (i) the members of the Board of Directors of Mack-Cali Realty Corporation (the "Corporation"), (ii) the executive officers of the Corporation and (iii) the directors and executive officers of the Corporation as a group:

                                                                                                             PERCENT OF
                                                                                                              SHARES
                                                                                           PERCENT OF       OUTSTANDING
                                                                                             SHARES      (CALCULATED ON A
                                               FIRST        TERM           NUMBER OF      OUTSTANDING     FULLY-DILUTED
NAME AND POSITION                     AGE     ELECTED      EXPIRES        SHARES (1)(2)      (%)(3)        BASIS)(%)(4)
-----------------                     ---     -------      -------        -------------   -----------    ----------------
William L. Mack, Chairman of the
  Board(5)..........................   62       1997         2002         4,473,701(9)          7.27             5.85
John J. Cali, Chairman Emeritus.....   83       1994         2003          478,689(10)             *                *
Mitchell E. Hersh, Chief Executive
  Officer and Director (5)..........   51       1997         2003          563,900(11)             *                *
Timothy M. Jones, President.........   46         --           --          451,575(12)             *                *
Barry Lefkowitz, Executive Vice
  President and Chief Financial
   Officer..........................   39         --           --          168,587(13)             *                *
Roger W. Thomas, Executive Vice
  President, General Counsel and
  Secretary.........................   44         --           --          165,798(14)             *                *
Michael A. Grossman, Executive Vice
  President.........................   40         --           --           91,232(15)             *                *
Brendan T. Byrne, Director (7)......   77       1994         2004          25,600 (16)             *                *
John R. Cali, Director (5)..........   54       2000         2003          353,106(17)             *                *
Nathan Gantcher, Director (5)(6)(7)    61       1999         2002           40,000(18)             *                *
Martin D. Gruss, Director (8).......   59       1997         2004           38,000(19)             *                *
Earle I. Mack, Director.............   65       1997         2002        2,689,917(20)          4.50             3.52
Alan G. Philibosian, Director (6)(8)   48       1997         2002           23,500(21)             *                *
Irvin D. Reid, Director (7).........   61       1994         2003           18,000(22)             *                *
Vincent Tese, Director (6)(8).......   59       1997         2004           40,000(23)             *                *
Robert F. Weinberg, Director (27)      73       1997         2003          536,532(24)             *                *
Roy J. Zuckerberg, Director (5)(7)     65       1999         2004           35,000(25)             *                *
All directors and executive
  officers as a group...............                                    10,193,137(26)         15.24            13.34
                                                                        ==========             =====            =====


-----------

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

(5)      Member of the Executive Committee of the Board of Directors.

(6)      Member of the Nominating Committee of the Board of Directors.

(7)      Member of the Audit Committee of the Board of Directors.

(8) Member of the Executive Compensation and Option Committee of the Board of Directors.

(9) Includes 2,846,787 shares of Common Stock that may be issued upon the redemption of all of William L. Mack's limited partnership interests in the Operating Partnership (433,368 of which result from the exercise of Unit Warrants), 212,078 shares of Common Stock that may be issued upon the redemption of all of the limited partnership interests in the Operating Partnership held by members of William L. Mack's immediate family and trusts of which he is a trustee (32,518 of which result from the exercise of Unit Warrants) and vested options to purchase 18,000 shares of Common Stock. Also includes 983,699 shares of Common Stock that may be issued upon the redemption of all of the limited partnership interests in the Operating Partnership (149,930 of which result from the exercise of Unit Warrants) held by trusts of which Mr. Mack or his wife is a trustee, of which Mr. Mack disclaims beneficial ownership. Also includes 413,137 shares of Common Stock that may be issued upon the redemption of all of the limited partnership interests in the Operating Partnership (63,334 of which results from the exercise of Unit Warrants) held by a partnership to which Mr. Mack possesses sole or shared dispositive or voting power.

(10) Includes 290,561 shares of Common Stock that may be issued upon the redemption of all of John J. Cali's limited partnership interests in the Operating Partnership and 123,408 shares of Common Stock that may be issued upon the redemption of all of the limited partnership interests in the Operating Partnership held by members of John J. Cali's immediate family and trusts of which he is a trustee. Also includes vested options to purchase 63,569 shares of Common Stock.

(11) Includes 121,424 shares of Common Stock that may be issued upon the redemption of all of Mitchell E. Hersh's limited partnership interests in the Operating Partnership. Also includes vested warrants to purchase 339,976 shares of Common Stock and vested options to purchase 40,000 shares of Common Stock.

(12) Includes 102,280 shares of Common Stock that may be issued upon the redemption of all of Timothy M. Jones' limited partnership interests in the Operating Partnership. Also includes vested warrants to purchase 170,000 shares of Common Stock and vested options to purchase 141,295 shares of Common Stock.

(13)     Includes vested options to purchase 117,137 shares of Common Stock.

(14)     Includes vested options to purchase 117,137 shares of Common Stock.

(15) Includes vested warrants to purchase 20,000 shares of Common Stock and vested options to purchase 59,832 shares of Common Stock.

(16)     Includes vested options to purchase 25,000 shares of Common Stock.

(17) Includes 164,225 shares of Common Stock that may be issued upon the redemption of all of John R. Cali's limited partnership interests in the Operating Partnership. Also includes vested options to purchase 110,295 shares of Common Stock.

(18) Includes vested options to purchase 10,000 shares of Common Stock. Also includes 5,000 shares of Common Stock held by a partnership and 5,000 shares of Common Stock held by a foundation, to which Mr. Gantcher possesses sole or shared dispositive or voting power.

(19) Includes 20,000 shares of Common Stock held by trusts of which Mr. Gruss is a trustee. Also includes vested options to purchase 18,000 shares of Common Stock.

(20) Includes 2,459,811 shares of Common Stock that may be issued upon the redemption of all of Earle I. Mack's limited partnership interests in the Operating Partnership (377,678 of which result from the exercise of Unit Warrants) and 212,106 shares of Common Stock that may be issued upon the redemption of all of the limited partnership interests in the Operating Partnership held by members of Earle I. Mack's immediate family and trusts of which he is a trustee (32,517 of which result from the exercise of Unit Warrants). Also includes vested options to purchase 18,000 shares of Common Stock.

(21) Includes 500 shares of Common Stock owned by Mr. Philibosian's family of which Mr. Philibosian disclaims beneficial ownership. Also includes vested options to purchase 23,000 shares of Common Stock.

(22)     Includes vested options to purchase  18,000 shares of Common Stock.

(23)     Includes vested options to purchase 18,000 shares of Common Stock.

(24) Includes 521,532 shares of Common Stock that may be issued upon the redemption of all of Mr. Weinberg's limited partnership interests in the Operating Partnership. Also includes vested options to purchase 15,000 shares of Common Stock.

(25)     Includes vested options to purchase 10,000 shares of Common Stock.

(26) Includes all restricted stock, whether vested or unvested, together with 5,695,574 shares of Common Stock that may be issued upon the redemption of all of the executive officers' and directors' limited partnership interests in the Operating Partnership. Includes 1,666,129 shares of Common Stock that may be issued upon the conversion and/or redemption of all of the limited partnership interests in the Operating Partnership held by members of the directors' and executive officers' immediate families, trusts of which they or their wives are trustees or entities over which they possess sole or shared dispositive or voting power. Also includes vested options to purchase 822,265 shares of Common Stock, vested warrants to purchase 529,976 shares of Common Stock and vested Unit Warrants to purchase 1,089,345 shares of Common Stock held by directors, executive officers, members of the directors' and executive officers' immediate families, trusts of which they or their wives are trustees or entities over which they possess sole or shared dispositive or voting power.

(27) In connection with the Corporation's acquisition of 65 Class A properties from the Robert Martin Company LLC ("Robert Martin") in January 1997, as subsequently modified, the Corporation granted Robert Martin the right to designate one member to the Board of Directors of the Corporation for six years ending at the Corporation's 2003 annual meeting for stockholders (the "RM Board Seat"). Robert Martin has designated Martin S. Berger and Robert F. Weinberg to jointly share the RM Board Seat. Mr. Berger served as a member of the Board of Directors of the Corporation from December 1, 1998 until March 6, 2001, at which time Mr. Berger resigned and Mr. Weinberg was appointed to serve in such capacity until the Corporation's 2003 annual meeting of stockholders. Upon his resignation, Mr. Berger became a member of the Advisory Board. See "Certain Relationships and Related Transactions." Mr. Berger owns 536,532 shares of the Corporation's Common Stock, which includes 521,532 shares of Common Stock that may be issued upon the redemption of all of Mr. Berger's limited partnership interests in the Operating Partnership and vested options to purchase 15,000 shares of the Corporation's Common Stock. As this Annual Report relates principally to the 2001 fiscal year of the Corporation, disclosure herein will treat Mr. Weinberg as a director and Mr. Berger as a member of the Advisory Board, even though such roles were reversed prior to March 6, 2001.

         The Corporation's charter divides the Corporation's Board of Directors into three classes, with the members of each such class serving staggered three-year terms. The Board of Directors presently consists of thirteen members as follows: Class I directors, Brendan T. Byrne, Martin D. Gruss, Vincent Tese and Roy J. Zuckerberg, whose terms expire in 2004; Class II directors, Nathan Gantcher, Earle I. Mack, William L. Mack and Alan G. Philibosian, whose terms expire in 2002 (and if re-elected at the Annual Meeting, in 2005); and Class III directors, Robert F. Weinberg, John J. Cali, John R. Cali, Mitchell E. Hersh and Irvin D. Reid, whose terms expire in 2003.

         Biographical information concerning the directors and executive officers is set forth below.

         WILLIAM L. MACK has served as a member of the Board of Directors of the Corporation since 1997 and as its Chairman since 2000. Mr. Mack also serves as Chairman of the Corporation's Executive Committee. Prior to December 1997, Mr. Mack served as managing partner of the Mack organization, where he pioneered the development of large, Class A office properties and helped to increase the Mack organization's portfolio to approximately 20 million square feet. In addition, Mr. Mack is a founder and managing partner of Apollo Real Estate Advisors, L.P. Mr. Mack also currently serves as a member of the board of directors of The Bear Stearns Companies, Inc., Metropolis Realty Trust, Inc., Wyndham International, Inc. and Vail Resorts, Inc. Mr. Mack is a trustee and is on the executive committee of the North Shore-Long Island Jewish Health System. He also is a trustee of the University of Pennsylvania and serves on the board of overseers of The Wharton School. Mr. Mack attended The Wharton School of Business and Finance at the University of Pennsylvania and has a B.S. degree in business administration, finance and real estate from New York University. Mr. Mack serves as a member of the Board of Directors of the Corporation pursuant to an agreement with the Corporation entered into at the time of the Corporation's combination with the Mack organization in December 1997. See "Certain Relationships and Related Transactions." Mr. Mack is the brother of Earle I. Mack.

         JOHN J. CALI has served as Chairman Emeritus of the Board of Directors of the Corporation since 2000. Mr. Cali served as Chairman of the Board of Directors of the Corporation from 1994 to June 2000, as a member of the Executive Committee of the Board of Directors of the Corporation from 1997 to June 2000 and as Chief Executive Officer of the Corporation from 1994 to 1995. In addition, Mr. Cali was a principal of Cali Associates and a member of its Executive and Long Range Planning Committees from 1949 to 1994. Mr. Cali co-founded Cali Associates in 1949. Mr. Cali graduated from Indiana University. Mr. Cali serves as a member of the Board of Directors of the Corporation pursuant to an agreement dated as of June 27, 2000, among the Corporation and members of the Cali family. See "Certain Relationships and Related Transactions." Mr. Cali is the uncle of John R. Cali.

         MITCHELL E. HERSH has served as a member of the Board of Directors of the Corporation and as a member of the Executive Committee of the Board of Directors of the Corporation since 1997. Mr. Hersh also has served as Chief Executive Officer of the Corporation since 1999. Mr. Hersh is responsible for the strategic direction and long-term planning for the Corporation. He is also responsible for creating and implementing the Corporation's capital markets strategy and overall investment strategy. Previously, Mr. Hersh held the position of President and Chief Operating Officer of the Corporation from 1997 to 1999. Prior to joining the Corporation, Mr. Hersh served as a partner of the Mack organization since 1982 and as chief operating officer of the Mack organization since 1990, where he was responsible for overseeing the development, operations, leasing and acquisitions of the Mack organization's office and industrial portfolio. Mr. Hersh serves on the board of directors of the National Association of Real Estate Investment Trusts (NAREIT) and the New Jersey Chapter of the National Association of Industrial and Office Properties (NAIOP). Mr. Hersh has a B.A. degree in architecture from Ohio University. Mr. Hersh serves as a member of the Board of Directors of the Corporation pursuant to an agreement with the Corporation entered into at the time of the Corporation's combination with the Mack organization in December 1997. See "Certain Relationships and Related Transactions."

         TIMOTHY M. JONES has served as President of the Corporation since 1999. He is responsible for overseeing the portfolio management, leasing, development and operations areas of the Corporation. Previously, he served as Executive Vice President and Chief Investment Officer of the Corporation from 1997 to 1999. Prior to joining the Corporation, Mr. Jones served as executive vice president and chief operating officer of The Robert Martin Company, where he was responsible for the daily corporate operations and management of the firm's six-million square foot portfolio in New York and Connecticut. Prior to joining The Robert Martin Company, Mr. Jones served as a vice president in Chemical Bank's Real Estate Division, as president of Clifton Companies in Stamford, Connecticut and president of Federated National Company in State College, Pennsylvania. Mr. Jones has a B.A. degree in economics from Yale University and a Masters degree in business from Columbia University.

         BARRY LEFKOWITZ has served as Chief Financial Officer of the Corporation since 1994, and as Executive Vice President of the Corporation since 1997. Mr. Lefkowitz oversees the firm's strategic financial planning and forecasting, financial accounting and reporting, capital markets activities and investor relations. Mr. Lefkowitz served as a Vice President of the Corporation from 1994 to 1997. Prior to joining the Corporation, Mr. Lefkowitz served as a senior manager with the international accounting firm of Deloitte & Touche LLP, specializing in real estate, with emphasis on mergers and acquisitions. In addition to having served as co-chairman of the National Association of Real Estate Investment Trusts (NAREIT) Accounting Committee, he is a member of the American Institute of Certified Public Accountants (AICPA), the New Jersey Society of Certified Public Accountants (NJSCPA) and the New York State Society of Certified Public Accountants (NYSSCPA). Mr. Lefkowitz holds a B.S. degree in accounting from Brooklyn College.

         ROGER W. THOMAS has served as General Counsel of the Corporation since 1994, and as Executive Vice President and Secretary of the Corporation since 1997. Mr. Thomas' responsibilities include structuring and implementing the Corporation's acquisitions and mergers, corporate governance, supervising outside legal counsel, insuring legal compliance and the preparation of required disclosure documents. Mr. Thomas also assists the Corporation in investment strategies, financial activities, acquisitions and dispositions. Mr. Thomas served as a Vice President and Assistant Secretary of the Corporation from 1994 to 1997. Prior to joining the Corporation, Mr. Thomas was a partner at the law firm of Dreyer & Traub in New York, specializing in real estate and commercial transactions. Mr. Thomas holds a B.S.B.A. in finance and a J.D. degree (with honors) from the University of Denver.

         MICHAEL A. GROSSMAN has served as Executive Vice President of the Corporation since 2000. He is responsible for overseeing the Corporation's New York, Connecticut and Northern New Jersey (Bergen and Passaic counties) regions. Previously, Mr. Grossman served as Senior Vice President of the Corporation in 2000, and as Vice President of the Corporation from 1997 to January 2000. Prior to joining the Corporation, Mr. Grossman served as Vice President of Leasing for The Robert Martin Company since 1991, where he was responsible for leasing throughout Westchester and Fairfield counties. Mr. Grossman is a member of the Westchester Board of Realtors, Commercial and Industrial Division, treasurer of the National Association of Industrial and Office Parks from 1997 to 1998, and a member of the March of Dimes Real Estate Committee, Westchester chapter. Mr. Grossman attended the University of South Florida and is a graduate of New York City Technical College.

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

         JOHN R. CALI has served as a member of the Board of Directors of the Corporation and as a member of the Executive Committee of the Board of Directors of the Corporation since 2000. Mr. Cali served as Executive Vice President-Development of the Corporation until June 2000, and as Chief Administrative Officer of the Corporation until December 1997. In addition, Mr. Cali was a principal of Cali Associates and served as a member of its Long Range Planning Committee from 1981 to 1994 and its Executive Committee from 1987 to 1994 and was responsible for the development of Cali Associates' office system and the management of its office personnel. Mr. Cali also developed and organized the leasing and property management departments of Cali Associates and he was responsible for directing the development functions of the Corporation. Mr. Cali is a member of the University of Pennsylvania Health System Trustee Board. Mr. Cali has a M.Ed. degree in counseling, organizational development and personnel from the University of Missouri. Mr. Cali serves as a member of the Board of Directors of the Corporation pursuant to an agreement dated as of June 27, 2000, among the Corporation and members of the Cali family. See "Certain Relationships and Related Transactions." Mr. Cali is the nephew of John J. Cali.

         NATHAN GANTCHER has served as a member of the Board of Directors of the Corporation since 1999, as a member of the Audit Committee of the Board of Directors of the Corporation since 1999, and as a member of each of the Nominating Committee of the Board of Directors and the Executive Committee of the Board of Directors since 2000. Mr. Gantcher has served as the Co-Chairman, President and Chief Executive Officer of Alpha Investment Management L.L.C. since 2001. Prior to joining Alpha Investment Management L.L.C., Mr. Gantcher was a private investor from 1999 to 2001. Mr. Gantcher served as vice chairman of CIBC Oppenheimer Corp. from 1997 to 1999. Prior to becoming vice chairman of CIBC Oppenheimer Corp., Mr. Gantcher served as co-chief executive officer of Oppenheimer & Co., Inc. Mr. Gantcher currently serves as chairman of the board of trustees of Tufts University and as a member of each of the Council of Foreign Relations and the Overseers Committee of the Columbia University Graduate School of Business. Mr. Gantcher received his A.B. in economics and biology from Tufts University and his M.B.A. from the Columbia University Graduate School of Business.

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

         EARLE I. MACK has served as a member of the Board of Directors of the Corporation since 1997. Prior to December 1997, Mr. Mack served as senior partner, chief financial officer and a director of the Mack organization, where he pioneered the development of large, Class A office properties and helped to increase the Mack organization's portfolio to approximately 20 million square feet. Mr. Mack serves as a member of the board of directors of DiGiorgio/White Rose Corp. and as a member of its executive and executive compensation committees. Mr. Mack also is the chairman of the board of directors of the Benjamin N. Cardozo School of Law and the chairman emeritus of the New York State Council on the Arts. Mr. Mack has a B.S. degree in business administration from Drexel University and also attended Fordham Law School. Mr. Mack serves as a member of the Board of Directors of the Corporation pursuant to an agreement with the Corporation entered into at the time of the Corporation's combination with the Mack organization in December 1997. See "Certain Relationships and Related Transactions." Mr. Mack is the brother of William L. Mack.

         ALAN G. PHILIBOSIAN has served as a member of the Board of Directors of the Corporation and as a member of the Executive Compensation and Option Committee of the Board of Directors of the Corporation since 1997, and as a member of the Nominating Committee of the Board of Directors since 2000. Mr. Philibosian is an attorney practicing in Englewood, New Jersey, and since 1997 has his own practice. Mr. Philibosian is currently a commissioner of The Port Authority of New York and New Jersey, and also serves on the board of directors of NorCrown Bank, the Armenian Missionary Association of America, Paramus, New Jersey and John Harms Center for the Arts, Englewood, New Jersey. Mr. Philibosian graduated from Rutgers College, and received his J.D. degree from Boston College Law School and his LL.M. degree in taxation from New York University.

         IRVIN D. REID has served as a member of the Board of Directors of the Corporation since 1994 and as chairman of the Audit Committee of the Board of Directors of the Corporation since 1998. Dr. Reid also serves as president of Wayne State University in Michigan. Prior to becoming the president of Wayne State University, Dr. Reid served as president of Montclair State University (formerly Montclair State College) in New Jersey from 1989 to 1997, and held positions of dean, School of Business Administration, and John Stagmaier Professor of Economics and Business Administration at the University of Tennessee at Chattanooga. Dr. Reid also is a member of the Federal Reserve Board of Chicago-Detroit Branch. Dr. Reid received his B.S. degree and M.S. degree in general and experimental psychology from Howard University. He earned his M.A. and Ph.D. degrees in business and applied economics from The Wharton School of the University of Pennsylvania.

         VINCENT TESE has served as a member of the Board of Directors of the Corporation since 1997, as chairman of the Executive Compensation and Option Committee of the Board of Directors of the Corporation since 1998 and as chairman of the Nominating Committee of the Board of Directors since 2000. Mr. Tese served as New York State Superintendent of Banks from 1983 to 1985, chairman and chief executive officer of the Urban Development Corporation from 1985 to 1994, director of economic development for New York

State from 1987 to 1994 and commissioner and vice chairman of the Port Authority of New York and New Jersey from 1991 to 1995. Mr. Tese also served as a partner in the law firm of Tese & Tese, a partner in the Sinclair Group, a commodities trading and investment management company, and a co-founder of Cross Country Cable TV. Mr. Tese currently serves as chairman of Wireless Cable International, Inc. and as a member of the board of directors of The Bear Stearns Companies, Inc., Allied Waste Industries, Inc., Bowne & Company, Inc., Cablevision, Inc., and as a trustee of New York University School of Law and New York Presbyterian Hospital. Mr. Tese has a B.A. degree in accounting from Pace University, a J.D. degree from Brooklyn Law School and a LL.M. degree in taxation from New York University School of Law.

         ROBERT F. WEINBERG became a member of the Board of Directors of the Corporation as of March 6, 2001. Mr. Weinberg had served as a member of the Advisory Board of the Corporation since 1998 and previously as a member of the Board of Directors of the Corporation from 1997 until 1998. Mr. Weinberg served as co-chairman and general partner of The Robert Martin Company since its founding in 1957. Mr. Weinberg is presently the chairman of the Outreach Committee on Orderly Growth in Westchester, a director of City & Suburban Federal Savings Bank and a director of the Westchester County Association. Mr. Weinberg earned a B.S. degree in Mechanical Engineering from New York University, an M.S. degree in Building Engineering & Construction from M.I.T. and a J.D. degree from Brooklyn Law School. Mr. Weinberg serves as a member of the Board of Directors of the Corporation and shares his board seat with Martin
S. Berger pursuant to an agreement with the Corporation entered into at the time of the Corporation's acquisition of 65 Class A properties from Robert Martin in January 1997, as modified. See "Certain Relationships and Related Transactions."

         ROY J. ZUCKERBERG has served as a member of the Board of Directors of the Corporation since 1999, as a member of the Audit Committee of the Board of Directors of the Corporation since 1999 and as a member of the Executive Committee of the Board of Directors since 2000. Mr. Zuckerberg is currently a senior director of the Goldman Sachs Group, Inc. Mr. Zuckerberg served as vice chairman of Goldman, Sachs & Co., a member of its executive committee and head of its Equities Division. Mr. Zuckerberg joined Goldman, Sachs & Co. in 1967 and was made a partner of Goldman, Sachs & Co. in 1977. Mr. Zuckerberg served as Chairman of the Securities Industry Association and was a member of the Senior Advisors Group to the President's Council on Year 2000 Conversion. Mr. Zuckerberg is Chairman of the Board and a member of the executive committee of North Shore-Long Island Jewish Health System, Inc., a trustee of the American Red Cross in Greater New York and a director of the Brookdale Foundation. He has had a long involvement with the UJA-Federation and served as chairman of the Wall Street Division. He also serves as chair of the Investment Committee of the University of Massachusetts Foundation. Mr. Zuckerberg received a B.S. from Lowell Technological Institute in 1958 and served in the United States Army.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

         To the Corporation's knowledge, based solely on the Corporation's review of the copies of such reports received by the Corporation, the Corporation believes that for the fiscal year 2001, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with.

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

                           SUMMARY COMPENSATION TABLE

                                                                               LONG-TERM COMPENSATION
                                                                               ----------------------
                                                                               AWARDS                  PAYOUTS
                                                                               ------                  -------
                            ANNUAL COMPENSATION (1)
                            -----------------------
                                                                     RESTRICTED       SECURITIES         LTIP
NAME AND PRINCIPAL                                    OTHER ANNUAL      STOCK         UNDERLYING        PAYOUTS    ALL OTHER
POSITION                   YEAR  SALARY($)  BONUS($) COMPENSATION($) AWARD(S)($)  OPTIONS/WARRANTS (#)   ($)(4)  COMPENSATION
--------                   ----  ---------  -------- --------------- -----------  --------------------  -------  ------------
Mitchell E. Hersh.....     2001  1,050,000  460,000    113,946(2)         0                       0     264,990         0
Chief Executive            2000  1,050,000  440,000    104,119(3)         0              200,000(5)     242,138         0
   Officer                 1999  1,050,000  440,000             0         0                       0           0         0

Timothy M. Jones.....      2001    515,000  395,000     68,367(2)         0                       0     158,994         0
President                  2000    515,000  380,000     62,472(3)         0              120,000(5)     145,283         0
                           1999    421,462  275,000             0         0                       0           0         0

Barry Lefkowitz.......     2001    385,000  275,000     47,572(2)         0                       0     110,632         0
Executive Vice             2000    385,000  250,000     43,469(3)         0              100,000(5)     101,091         0
   President and Chief     1999    360,385  225,000             0         0                       0           0         0
   Financial Officer

Roger W. Thomas.......     2001    325,000  195,000     40,170(2)         0                       0      93,418         0
Executive Vice             2000    325,000  185,000     36,706(3)         0              100,000(5)      85,362         0
   President, General      1999    312,692  185,000             0         0                       0           0         0
   Counsel and
   Secretary

Michael A. Grossman...     2001    315,000  185,000      7,292(2)         0                       0      16,959         0
Executive Vice             2000    250,000  160,000      6,664(3)         0               30,000(6)      15,497         0
   President (8)           1999    177,019   75,000             0         0                5,000(7)           0         0


-----------


(1) The annual compensation portion of this table includes the dollar value of regular annual payments of base salary, bonus and any other annual compensation earned by each Named Executive Officer during the stated fiscal year. Certain base salaries appear slightly higher than the contractual amounts due to when pay periods accrued during fiscal year 2001.

(2) Represents tax gross-up payments relating to restricted stock which vested on January 1, 2001. See footnote 4 hereto.

(3) Represents tax gross-up payments relating to restricted stock which vested on January 1, 2000. See footnote 4 hereto.

(4) In July 1999, the Corporation entered into amended and restated employment agreements with each of Mitchell E. Hersh, Timothy M. Jones, Barry Lefkowitz and Roger W. Thomas, pursuant to which Messrs. Hersh, Jones, Lefkowitz and Thomas were issued 62,500, 37,500, 26,094 and 22,031 shares of restricted stock, respectively, the vesting of which is contingent upon the satisfaction of certain performance requirements. In March 2001, Mr. Thomas was issued 1,000 shares of restricted stock, the vesting of which is contingent upon the satisfaction of certain performance requirements. There are certain tax gross-up payments that will be made upon such vesting. In addition, in December 1999 and March 2001, pursuant to the Corporation's Employee Stock Option Plan, Michael A. Grossman was issued 4,000 and 18,519 shares of restricted stock, respectively, the vesting of which is contingent upon the satisfaction of certain performance requirements. There are certain tax gross-up payments that will be made upon such vesting. See "Employment Contracts; Termination of Employment." The shares of restricted stock vest with respect to the recipient on either an annual basis over a five-year vesting period or on a cumulative basis over a seven-year maximum vesting period. The number of shares of restricted stock scheduled to be vested and earned on each vesting date on an annual basis, provided certain performance requirements set forth in the following sentence are satisfied, generally is equal to 15% of the restricted stock on the vesting date in year one, 15% of the restricted stock on the vesting date in year two, 20% of the restricted stock on the vesting date in year three, 25% of the restricted stock on the vesting date in year four and 25% of the restricted stock on the vesting date in year five. Vesting of the restricted stock on an annual basis commenced January 1, 2000, provided one of the following financial tests is met for the measurement period ending on the last day of the Corporation's fiscal year immediately preceding such vesting date: (A) the Corporation achieves an eight percent (8%) increase in its funds from operations per common share or (B) stockholders achieve a twelve and three quarters percent (12.75%) total return (dividends, assuming reinvestment upon applicable payment date, plus stock appreciation per share of Common Stock). The Corporation met the first of such tests for the measurement period ended December 31, 1999. On January 1, 2000, the following shares of restricted stock vested:
         9,375, 5,625, 3,914, 3,304 and 600 for Messrs. Hersh, Jones, Lefkowitz, Thomas and Grossman, respectively, together with tax gross-up payments relating thereto. The value of the vested restricted stock and the tax gross-up payments relating thereto are based upon a $25.8281 stock price, which was the price of the Corporation's Common Stock on the date of vesting. The Corporation met the first of such tests for the measurement period ended December 31, 2000. On January 1, 2001, the following shares of restricted stock vested: 9,375, 5,625, 3,914, 3,305 and 600 for Messrs. Hersh, Jones, Lefkowitz, Thomas and Grossman, respectively, together with tax gross-up payments relating thereto. The value of the vested restricted stock and the tax gross-up payments relating thereto are based upon a $28.2656 stock price, which was the price of the Corporation's Common Stock on the date of vesting. The Corporation also met the first of such tests for the measurement period ended December 31, 2001. On January 1, 2002, the following shares of restricted stock vested: 12,500, 7,500, 5,218, 4,406 and 6,356 for
         Messrs. Hersh, Jones, Lefkowitz, Thomas and Grossman, respectively, together with tax gross-up payments relating thereto. The value of the vested restricted stock for the measurement period ended December 31, 2001, and the tax gross-up payments relating thereto are based upon a $30.5225 stock price, which was the price of the Corporation's Common Stock on the date of vesting.

(5) Represents an option to purchase shares of Common Stock at an exercise price of $26.8125 per share.

(6) Represents an option to purchase shares of Common Stock at an exercise price of $26.75 per share.

(7) Represents an option to purchase shares of Common Stock at an exercise price of $24.625 per share.

(8)      Michael A. Grossman was appointed Executive Vice President in 2000.

OPTION PLANS

                   AGGREGATED OPTION/WARRANT/SAR EXERCISES IN
             LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

                                                             NUMBER OF SECURITIES                 VALUE OF UNEXERCISED
                                                            UNDERLYING UNEXERCISED                    IN-THE-MONEY
                                                           OPTIONS/WARRANTS/SARS AT             OPTIONS/WARRANTS/SARS AT
                          SHARES                              FISCAL YEAR-END(#)                  FISCAL YEAR-END ($)
                         ACQUIRED          VALUE           ------------------------               -------------------
                            ON           REALIZED
NAME                    EXERCISE(#)         ($)         EXERCISABLE      UNEXERCISABLE      EXERCISABLE       UNEXERCISABLE
----                    -----------         ---         -----------      -------------      -----------       -------------
Mitchell E. Hersh....      40,000       175,325.34         379,976            120,000        168,300.00          504,900.00
Timothy M. Jones.....      24,000        99,663.97         311,295             75,000        100,980.00          315,562.50
Barry Lefkowitz......      20,000        81,200.14         117,137             60,000         84,150.00          252,450.00
Roger W. Thomas......      20,000        81,200.14         117,137             60,000         84,150.00          252,450.00
Michael A. Grossman..      12,000        40,512.35          79,832             20,000         32,785.00           84,150.00


             LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

                                                                       ESTIMATED FUTURE PAYOUTS UNDER
                                                                        NON-STOCK PRICE-BASED PLANS
                                    NUMBER                              ---------------------------
                                    SHARES,      PERFORMANCE
                                   UNITS OR    OR OTHER PERIOD
                                     OTHER     UNTIL MATURATION      THRESHOLD      TARGET      MAXIMUM
      NAME                         RIGHTS(#)    OR PAYOUT(1)          ($ OR #)     ($ OR #)    ($ OR #)
      ----                         ---------   ----------------      ---------     --------    --------
      Mitchell E. Hersh.........         0            -                  -             -           -
      Timothy M. Jones..........         0            -                  -             -           -
      Barry Lefkowitz...........         0            -                  -             -           -
      Roger W. Thomas...........     1,000     January 1, 2006           -             -           -
      Michael A. Grossman.......    18,519     January 1, 2006           -             -           -
     --------------------

COMPENSATION OF DIRECTORS

         DIRECTORS' FEES. Each non-employee director was paid an annual fee of $20,000, plus $1,000 per board meeting attended, $500 per committee meeting attended and $250 per telephonic meeting participation. The Corporation does not pay director fees to employee directors, who in fiscal 2001 consisted of Mitchell E. Hersh. Each director also was reimbursed for expenses incurred in attending director and committee meetings. For fiscal year 2001, the Corporation's non-employee directors received directors' fees or fee equivalents (See "Directors' Deferred Compensation Plan" below) in the amounts set forth in the table below.

         DIRECTORS' DEFERRED COMPENSATION PLAN. Pursuant to the Directors' Deferred Compensation Plan, effective as of January 1, 1999, each non-employee director is entitled to defer all or a specified portion of the annual compensation to be paid to such director. The account of a director who elects to defer such compensation under the Directors' Deferred Compensation Plan is credited with the hypothetical number of stock units, calculated to the nearest thousandths of a unit, determined by dividing the amount of compensation deferred on the deferral date by the closing market price of the Corporation's Common Stock as reported on the Consolidated Tape of NYSE listed shares on the deferral date. Any stock dividend declared by the Corporation on its Common Stock results in a proportionate increase in units in the director's account as if such director held shares of Common Stock equal to the number of units in such director's account. Payment of a director's account may only be made in a lump sum in shares of Common Stock equal to the number of units in a director's account after either the director's service on the Board of Directors has terminated or there has been a change in control of the Corporation. In 2001, the director accounts of Nathan Gantcher, Martin D. Gruss, William L. Mack, Alan
G. Philibosian, Irvin D. Reid, Vincent Tese, and Roy J. Zuckerberg were credited with the stock units set forth in the table below.

                          2001 DIRECTORS' COMPENSATION

                                                                                            CASH VALUE OF
       DIRECTOR                        CASH FEES           DEFERRED STOCK UNITS         DEFERRED STOCK UNITS
       --------                        ---------           --------------------         --------------------
       William L. Mack                    $7,500                       696.676                $20,000
       John J. Cali                       25,250                             0                      0
       Martin S. Berger(1)                 9,361                             0                      0
       Brendan T. Byrne                   27,250                             0                      0
       John R. Cali                       25,500                             0                      0
       Nathan Gantcher                     9,750                       696.676                 20,000
       Martin D. Gruss                     6,750                       696.676                 20,000
       Earle I. Mack                      23,500                             0                      0
       Alan G. Philibosian                17,875                       348.337                 10,000
       Irvin D. Reid                       8,000                       696.676                 20,000
       Vincent Tese                        7,000                       696.676                 20,000
       Robert F. Weinberg(1)              14,694                             0                      0
       Roy Zuckerberg                      7,250                       696.676                 20,000
                                           -----                       -------                 ------

       Total                            $189,680                     4,528.393               $130,000
                                        ========                     =========               ========

         -----------

         (1) Mr. Berger resigned from the Board of Directors of the Corporation on March 6, 2001, at which time Mr. Weinberg was appointed to serve in such capacity. See "Certain Relationships and Related Transactions - Robert Martin Agreement."

         DIRECTORS' STOCK OPTION PLANS. The Corporation has two director stock option plans: the Director Stock Option Plan of Mack-Cali Realty Corporation (the "Director Stock Option Plan") and the 2000 Director Stock Option Plan (the "2000 Director Stock Option Plan"). References to "Director Option Plans" herein refer to the Director Stock Option Plan and the 2000 Director Stock Option Plan, collectively. Pursuant to the Director Option Plans, each non-employee director is automatically granted a non-statutory option to purchase 5,000 shares of Common Stock in connection with the director's initial election or appointment to the Board of Directors. These grants under the Director Option Plans are made at an exercise price equal to the "fair market value" (as defined under the Director Option Plans) at the time of the grant of the shares of Common Stock subject to such option. The Executive Compensation and Option Committee may make additional discretionary option grants to eligible directors, consistent with the terms of the Director Option Plans. In 2001, each non-employee director was granted 5,000 discretionary options. The Board of Directors may amend, suspend or terminate the Director Option Plans at any time, except that any amendments that would materially increase the cost of either of the Director Option Plans to the Corporation must be approved by the holders of the majority of issued and outstanding shares of Common Stock of the Corporation entitled to vote.

EMPLOYMENT CONTRACTS; TERMINATION OF EMPLOYMENT

         MITCHELL E. HERSH EMPLOYMENT AGREEMENT. On July 1, 1999, following the appointment of Mitchell E. Hersh as Chief Executive Officer of the Corporation on April 18, 1999, the Corporation and Mr. Hersh amended and restated Mr. Hersh's employment agreement with the Corporation (the "Amended and Restated Hersh Agreement"), providing for a constant four year term. Mr. Hersh's current annual base salary is $1,050,000, with annual increases within the discretion of the Executive Compensation and Option Committee. Mr. Hersh also is eligible to receive an annual bonus, restricted share awards and options within the discretion of the Board of Directors or the Executive Compensation and Option Committee, as the case may be. Pursuant to the Employee Stock Option Plan, Mr. Hersh was awarded 62,500 shares of restricted stock as of July 1, 1999, and with respect to each tax year in which such shares of restricted stock vest and are distributed to him, Mr. Hersh is entitled to receive a tax gross-up payment from the Corporation equal to forty-three percent (43%) of the fair market value of such restricted shares at the time of vesting, exclusive of dividends (the "Tax Gross-Up Payments"). Mr. Hersh is required to devote substantially all of his business time to the affairs of the Corporation and, subject to certain excluded activities, generally is restricted during the term of his employment and in the event his employment is terminated by the Corporation for cause (as defined in the Amended and Restated Hersh Agreement) or by him without good reason (as defined in the Amended and Restated Hersh Agreement), for a period of one year thereafter, from conducting any office-service, flex or office property development, acquisition or management activities within the continental United States. Mr. Hersh is entitled to (i) receive the aggregate of a cash payment of $8,000,000 (the "Fixed Amount"), reimbursement of expenses incurred prior to the date of termination, and the Tax-Gross-Up Payments applicable to any vested shares of restricted stock, (ii) immediate vesting of all options and incentive compensation payments or programs otherwise subject to a vesting schedule, (iii) require the Corporation to repurchase his vested options and (iv) receive continuation of health coverage through the end of his unexpired employment period should his employment be terminated by the Corporation without cause, by him for good reason or on account of his disability (as defined in the Amended and Restated Hersh Agreement) or death. Should Mr. Hersh terminate his employment on or within six months following a change in control (as defined in the Amended and Restated Hersh Agreement), Mr. Hersh's termination shall be treated as a termination for good reason. In addition, upon a change in control, and irrespective of whether Mr. Hersh's employment is terminated, the vesting of all options and other incentive compensation is accelerated and Mr. Hersh is entitled to receive a tax gross-up payment to cover any excise taxes payable due to the change in control.

         TIMOTHY M. JONES EMPLOYMENT AGREEMENT. On July 1, 1999, following the appointment of Timothy M. Jones as President of the Corporation on April 18, 1999, the Corporation and Mr. Jones amended and restated Mr. Jones' employment agreement with the Corporation (the "Amended and Restated Jones Agreement"). The terms and conditions of the Amended and Restated Jones Agreement are generally similar to those of the Amended and Restated Hersh Agreement, except that (i) Mr. Jones' current annual base salary is $515,000, with annual increases within the sole discretion of the Chief Executive Officer, (ii) Mr. Jones was awarded 37,500 shares of restricted stock and (iii) the Fixed Amount Mr. Jones will receive is $2,700,000.

         BARRY LEFKOWITZ EMPLOYMENT AGREEMENT. On July 1, 1999, the Corporation and Barry Lefkowitz amended and restated Mr. Lefkowitz's employment agreement with the Corporation (the "Amended and Restated Lefkowitz Agreement"). The terms and conditions of the Amended and Restated Lefkowitz Agreement are generally similar to those of the Amended and Restated Jones Agreement, except that (i) Mr. Lefkowitz's current annual base salary is $395,000, (ii) Mr. Lefkowitz was awarded 26,094 shares of restricted stock and (iii) the Fixed Amount Mr. Lefkowitz will receive is $2,500,000.

         ROGER W. THOMAS EMPLOYMENT AGREEMENT. On July 1, 1999, the Corporation and Roger W. Thomas amended and restated Mr. Thomas' employment agreement with the Corporation (the "Amended and Restated Thomas Agreement"). The terms and conditions of the Amended and Restated Thomas Agreement are generally similar to those of the Amended and Restated Jones Agreement, except that (i) Mr. Thomas' current annual base salary is $335,000, (ii) Mr. Thomas was awarded 22,031 shares of restricted stock and (iii) the Fixed Amount Mr. Thomas will receive is $2,500,000. Mr. Thomas was awarded an additional 1,000 shares of restricted stock in March of 2001.

         MICHAEL A. GROSSMAN EMPLOYMENT AGREEMENT. On December 5, 2000, the Corporation entered into an employment agreement with Michael A. Grossman (the "Grossman Agreement"). The terms and conditions of the Grossman Agreement are generally similar to those of the Amended and Restated Jones Agreement, except that (i) the Grossman Agreement provides for an initial three year term, and a constant one year term beginning in December 2002, (ii) Mr. Grossman's current annual base salary is $330,000, (iii) in March 2001, Mr. Grossman was awarded 18,519 shares of restricted stock in addition to the 4,000 shares of restricted stock previously granted to him in 1999, and with respect to each tax year in which such restricted stock vests, Mr. Grossman is entitled to receive a Tax Gross-Up Payment, (iv) the Fixed Amount Mr. Grossman will receive is $1,000,000 and (v) should Mr. Grossman terminate his employment following a change in control, Mr. Grossman's termination will not be treated as a termination for good reason.

EXECUTIVE COMPENSATION AND OPTION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         There are no interlocking relationships involving the Corporation's Board of Directors, which require disclosure under the executive compensation rules of the SEC.

REPORT OF THE EXECUTIVE COMPENSATION AND OPTION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

         Notwithstanding anything to the contrary set forth in any of the Corporation's previous filings under the Securities Act of 1933, as amended, or the Exchange Act that might incorporate future filings, in whole or in part, the following report and the Performance Graph which follows shall not be deemed to be incorporated by reference into any such filings.

         EXECUTIVE COMPENSATION PHILOSOPHY. The Executive Compensation and Option Committee will annually consider the appropriate combination of cash and stock-based compensation and weigh the competitiveness of the Corporation's overall compensation arrangements in relation to comparable real estate investment trusts. From time to time, the Executive Compensation and Option Committee may retain compensation and other management consultants to assist with, among other things, structuring the Corporation's various compensation programs and determining appropriate levels of salary, bonus and other compensatory awards payable to the Corporation's executive officers and key employees, as well as to guide the Corporation in the development of near-term and long-term individual performance objectives necessary to achieve long-term profitability.

         The Executive Compensation and Option Committee believes that a fundamental goal of the Corporation's executive compensation program should be to provide incentives to create value for the Corporation's stockholders.

         BASE SALARIES. The base compensation levels for the Corporation's executive officers in 2001 were set to compensate the executive officers for the functions they will perform as well as to be consideration for certain non-competition provisions in the employment agreements, and were based on the employment agreements entered into in December 1997, as amended and restated in July 1999 and December 2000. The Corporation believes that the base salaries generally are appropriate as base compensation to compensate the Corporation's executive officers for the functions they perform and other considerations. Base salaries will be reviewed annually and may be increased by the Executive Compensation and Option Committee or the Chief Executive Officer, as the case may be, in accordance with certain criteria determined primarily on the basis of growth of revenues and funds from operations per share of Common Stock and on the basis of certain other factors, which include (i) individual performance,
(ii) the functions performed by the executive officer and (iii) changes in the compensation peer group in which the Corporation competes for executive talent. The weight given such factors by the Executive Compensation and Option Committee may vary from individual to individual.

         ANNUAL BONUS COMPENSATION. The Corporation's policy of awarding annual cash bonuses is designed to specifically relate executive pay to Corporation and individual performance. As a pay-for-performance program, cash bonuses provide financial rewards for the achievement of substantive Corporation objectives. Actual awards paid are based primarily on actual Corporation performance. During 2001, discretionary incentive and merit cash bonuses in recognition of services performed during fiscal 2001 were awarded as follows: $460,000 to Mitchell E. Hersh, $395,000 to Timothy M. Jones, $275,000 to Barry Lefkowitz, $195,000 to Roger W. Thomas and $185,000 to Michael A. Grossman.

         EMPLOYEE STOCK OPTION PLAN. The Corporation has two employee stock option plans: the Employee Stock Option Plan of Mack-Cali Realty Corporation (the "Employee Stock Option Plan") and the 2000 Employee Stock Option Plan (the "2000 Employee Stock Option Plan"). References to "Employee Option Plans" herein refer to the Employee Stock Option Plan and the 2000 Employee Stock Option Plan, collectively. Awards are granted under the Employee Option Plans based on a number of factors, including (i) the executive officer's or key employee's position in the Corporation, (ii) his or her performance and responsibilities,
(iii) the extent to which he or she already holds an equity stake in the Corporation, (iv) equity participation levels of comparable executives and key employees at other companies in the compensation peer group and (v) individual contribution to the success of the Corporation's financial performance. However, the Employee Option Plans do not provide any formulated method for weighing these factors, and a decision to grant an award is based primarily upon the Executive Compensation and Option Committee's evaluation of the past as well as the future anticipated performance and responsibilities of the individual in question. During 2001, no options were granted to the Corporation's Named Executive Officers. The Corporation's Employee Option Plans relate closely to traditional forms of equity oriented compensation in the commercial real estate industry. The purpose of the option and other stock based grants is to aid the Corporation in attracting and retaining quality employees, all advancing the interest of the Corporation's stockholders by offering employees an incentive to maximize their efforts to promote the Corporation's economic performance. In addition, to assist the Corporation in retaining employees and encouraging them to seek long-term appreciation in the value of the Corporation's stock, awards generally are not exercisable immediately upon grant, but instead vest over a specified period. Accordingly, an employee must remain with the Corporation for a specified period to enjoy the full economic benefit of an award.

         401(K) SAVINGS PLAN. The Corporation also maintains a tax-qualified 401(k) savings plan for its eligible employees known as the "Mack-Cali Realty Corporation 401(k) Savings/Retirement Plan" ("401(k) Plan"). Employees who have attained age 21 and completed one-half year of service with the Corporation are eligible to participate and may elect to defer up to 15% of their base pay on a pre-tax basis to the 401(k) Plan. The Corporation may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year. In 2001, the Corporation made discretionary profit sharing contributions of $3,359.70 to the 401(k) Plan for the plan year ended December 31, 2000, on behalf of each of the Named Executive Officers. Participants are always 100% vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Corporation at a rate of 20% per year becoming 100% vested after a total of six years of service with the Corporation. The assets of the 401(k) Plan are held in trust and a separate account is established for each participant. A participant may receive a distribution of his vested account balance in the 401(k) Plan in a single sum or installment payment or in the form of an annuity upon his termination of service with the Corporation.

         CHIEF EXECUTIVE OFFICER COMPENSATION. Mitchell E. Hersh, the Chief Executive Officer of the Corporation, received a base salary during 2001 of $1,050,000 pursuant to the employment agreement entered into in December 1997, as amended and restated in July 1999. Mr. Hersh also was paid a cash bonus of $460,000 in recognition of services performed during fiscal 2001. Mr. Hersh received no fees for his service as a Director of the Corporation during fiscal 2001. The Executive Compensation and Option Committee recognizes Mr. Hersh's contributions to the Corporation's operations and attempts to ensure that the Chief Executive Officer's compensation is commensurate with the compensation of chief executive officers of comparable corporations. The Board of Directors deemed such bonus and Mr. Hersh's total compensation appropriate in light of Mr. Hersh's substantial contribution to the Corporation's growth and success in 2001.

                                     EXECUTIVE COMPENSATION AND OPTION
                                     COMMITTEE OF THE BOARD OF DIRECTORS

                                          VINCENT TESE, CHAIRMAN
                                          MARTIN D. GRUSS
                                          ALAN G. PHILIBOSIAN

PERFORMANCE GRAPH

         The following graph compares total stockholder returns from December 31, 1996 through December 31, 2001 to the Standard & Poor's 500 Index ("S&P 500") and to the National Association of Real Estate Investment Trusts, Inc.'s Equity REIT Total Return Index ("NAREIT"). The graph assumes that the value of the investment in the Corporation's Common Stock and in the S&P 500 and NAREIT indices was $100 at December 31, 1996 and that all dividends were reinvested. The Corporation's Common Stock's price on December 31, 1996 (on which the graph is based) was $30.875. The stockholder return shown on the following graph is not necessarily indicative of future performance.

         COMPARISON OF CUMULATIVE TOTAL RETURN AMONG MACK-CALI REALTY CORPORATION, THE S&P 500 INDEX AND THE NAREIT EQUITY REIT INDEX

                 12/31/96    12/31/97    12/31/98    12/31/99    12/31/00    12/31/01
                 --------    --------    --------    --------    --------    --------
Mack-Cali        100.00      140.29      112.05      102.17      122.31      144.69

S&P 500          100.00      133.36      171.48      207.56      188.66      166.24

NAREIT           100.00      120.26       99.21       94.63      119.58      136.24


3.       ITEM 12 IS HEREBY AMENDED AND RESTATED AS FOLLOWS:

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of April 1, 2001, the Corporation owned an 80.0% general partnership interest in the Operating Partnership, assuming conversion of all preferred limited partnership units of the Operating Partnership into Units. Without giving effect to the preferred limited partnership units, the Corporation would own an 87.8% general partnership interest in the Operating Partnership as of such date.

         The following table sets forth information as of March 15, 2002 with respect to each person or group who is known by the Corporation, in reliance on Schedules 13D and 13G filed with the Securities and Exchange Commission (the "SEC"), to own beneficially more than 5% of the Corporation's outstanding shares of Common Stock. Except as otherwise noted below, all shares of Common Stock are owned beneficially by the individual or group listed with sole voting and/or investment power.

                                                       AMOUNT AND NATURE
                            NAME OF                      OF BENEFICIAL       PERCENT OF SHARES
                        BENEFICIAL OWNER                   OWNERSHIP         OUTSTANDING(%)(1)
                        ----------------                   ---------         -----------------
The Mack Group (2)................................        11,605,704                16.9
Security Capital Group Incorporated (3)...........         4,817,330                 8.4
Pacific Financial Research, Inc. (4)..............         3,762,000                 6.6
Cohen & Steers Capital Management, Inc.(5)........         3,475,040                 6.1

-----------

(1) The total number of shares outstanding used in calculating this percentage does not include 14,310,794 shares reserved for issuance upon redemption or conversion of outstanding units of limited partnership interest ("Units") in the Operating Partnership through which the Corporation conducts its real estate activities, 2,000,000 shares reserved for issuance upon exercise of outstanding warrants to purchase Units, which outstanding warrants to purchase Units will expire on December 11, 2002 ("Unit Warrants"), or 6,645,921 shares reserved for issuance upon the exercise of stock options or warrants granted or reserved for possible grant to certain employees and directors of the Corporation, except in all cases where such Units, Unit Warrants, stock options or warrants are owned by the reporting person or group. This information is as of March 15, 2002.

(2) Address: 11 Commerce Drive, Cranford, New Jersey 07016. The Mack Group (which is not a legal entity) is composed of, among others, William L. Mack, the Chairman of the Board of Directors of the Corporation, Earle
         I. Mack, a director of the Corporation, David Mack and Fredric Mack, each a member of the Corporation's Advisory Board, their immediate family members and related trusts, and Mitchell E. Hersh, the Chief Executive Officer and a director of the Corporation. Share information is furnished in reliance on the Schedule 13G/A dated February 14, 2002 of the Mack Group filed with the SEC, which represents holdings as of December 31, 2001. This number represents shares for which the Mack Group has shared dispositive and voting power, and includes 3,361,560 common Units and 210,821 preferred Units convertible into 6,084,300 common Units, for a total of 9,445,860 common Units, redeemable for shares of Common Stock on a one-for-one basis, 1,681,368 vested Unit Warrants redeemable for shares of Common Stock and 415,976 vested stock options and warrants to purchase shares of Common Stock.

(3) Address: 125 Lincoln Avenue, Santa Fe, New Mexico 87501. Share information is furnished in reliance on the Schedule 13G dated February 13, 2002 of Security Capital Group Incorporated ("SCGI") filed with the SEC, which represents holdings as of December 31, 2001. This number represents shares for which SCGI has shared dispositive and voting power by virtue of its position as the parent of Security Capital Research & Management Incorporated.

(4) Address: 9601 Wilshire Boulevard, Suite 800, Beverly Hills, California 90210. Share information is furnished in reliance on the Schedule 13G dated February 13, 2002 of Pacific Financial Research, Inc. ("Pacific") filed with the SEC, which represents holdings as of December 31, 2001. This number represents shares for which Pacific has sole dispositive power, and includes 3,524,500 shares for which Pacific has sole voting power and 237,500 shares for which Pacific has no voting power.

(5) Address: 757 Third Avenue, New York, New York 10017. Based upon information provided to the Corporation by Cohen & Steers Capital Management, Inc. ("Cohen & Steers"), the Corporation believes that such shares are held for investment advisory clients and that Cohen & Steers disclaims beneficial ownership of those shares. Share information is furnished in reliance on the Schedule 13G/A dated February 13, 2002 of Cohen & Steers filed with the SEC, which represents holdings as of December 31, 2001. This number represents shares for which Cohen & Steers has sole dispositive power and includes 3,066,740 shares for which it has sole voting power.

4.       ITEM 13 IS HEREBY AMENDED AND RESTATED AS FOLLOWS:

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         CALI AGREEMENT. On June 27, 2000, both Brant Cali and John R. Cali resigned their positions as officers of the Corporation, and Brant Cali resigned as a director of the Corporation. John R. Cali was appointed to the Board of Directors of the Corporation to take the seat previously held by Brant Cali. As required by Brant Cali and John R. Cali's former employment agreements with the Corporation, among other things, the Corporation will permit Brant Cali and John
R. Cali (and their dependents) to participate in the health and disability insurance programs of the Corporation for a period of four years from such date.

         In connection with Brant Cali and John R. Cali's resignations, if either John J. Cali or John R. Cali resign or are removed from the Board of Directors during their terms (which expire in 2003), the members of the Cali family are entitled to designate a successor to John J. Cali, John R. Cali, or both. Any such successor will be subject to the prior approval of the Board of Directors, which approval shall not be unreasonably withheld. In addition, for as long as members of the Cali family (or entities wholly owned by the Cali family, Cali family trusts or the heirs of any member of the Cali Group maintain at least the "Minimum Percentage" (as defined below) of the Cali family's aggregate equity position in the Units in the Operating Partnership (measured exactly as it existed on June 27, 2000), the Corporation has agreed to nominate one designee of the Cali family for election to the Board of Directors at each of the 2003 and 2006 annual meeting of stockholders, provided such person shall be subject to the prior approval of the Board of Directors, which approval shall not be unreasonably withheld. "Minimum Percentage" shall mean (i) 90% or (ii) 87.5%, if the Cali family's aggregate equity position in the Units in the Operating Partnership is reduced below 90% solely as a result of sales of Units by the Operating Partnership to the Corporation.

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

         Pursuant to the Cali Agreement, John J. Cali serves as a consultant to the Corporation and is paid an annual salary of $150,000 until June 27, 2003.

         MACK AGREEMENT. In connection with the Corporation's combination with the Mack organization in December 1997, William L. Mack, Mitchell E. Hersh and Earle I. Mack were appointed to the Corporation's Board of Directors. If any of Messrs. Mack or Mr. Hersh shall withdraw from the Board of Directors for any reason during their terms, the members of the Mack Group are entitled to designate their successors. In addition, for as long as members of the Mack Group maintain at least the "Mack Significant

Interest" (as defined below), the Mack Group has the right to re-nominate, and the Corporation will support, Messrs. Mack and Hersh (or their successors) for re-election to the Board of Directors for successive three-year terms upon the expiration of each three-year term. "Mack Significant Interest" shall mean legal and beneficial ownership, in the aggregate, of not less than 3,174,603 shares of Common Stock and/or Units (on a fully converted basis) by Earle Mack, David Mack, Frederic Mack and William Mack, subject to certain restrictions and to adjustment for stock splits and other customary and similar stock dilutions.

         ROBERT MARTIN AGREEMENT. In connection with the Corporation's acquisition of 65 Class A properties from Robert Martin in January 1997, as subsequently modified, the Corporation granted Robert Martin the right to designate one RM Board Seat. Robert Martin has designated Martin S. Berger and Robert F. Weinberg to jointly share the RM Board Seat as follows: Mr. Weinberg served as a member of the Board of Directors of the Corporation from January 1997 until December 1, 1998, at which time Mr. Weinberg resigned and Mr. Berger was appointed to serve in such capacity. Upon his resignation from the Board, Mr. Weinberg became a member of the Advisory Board. Mr. Berger served as a member of the Board of Directors of the Corporation from December 1, 1998 until March 6, 2001, at which time Mr. Berger resigned and Mr. Weinberg was appointed to serve in such capacity until the Corporation's 2003 annual meeting of stockholders. Upon his resignation from the Board, Mr. Berger became a member of the Advisory Board. If the Corporation elects to nominate for re-election to its Board of Directors a designee of Robert Martin at the Corporation's 2003 annual meeting of stockholders, then Mr. Berger and Mr. Weinberg have agreed that Mr. Berger will be so nominated and the seat will be rotated among Mr. Berger and Mr. Weinberg every 12 months commencing on the 12 month anniversary of the 2003 annual meeting of stockholders. Upon the death of Mr. Berger or Mr. Weinberg, the surviving person shall solely fill the remainder of the term of the RM Board Seat.

         TAX PROTECTION AGREEMENTS. The Corporation may not dispose of or distribute certain of its properties, currently comprising 141 properties with an aggregate net book value of approximately $1.9 billion (as of December 31, 2001), which were originally contributed by members of either the Mack Group (which includes William L. Mack, director; Earle I. Mack, director; and Mitchell
E. Hersh, chief executive officer and director), the Robert Martin Group (which includes Robert F. Weinberg, director; Martin W. Berger, a former director and a member of the Corporation's Advisory Board; Timothy M. Jones, president; and Michael A. Grossman, executive vice president) or the Cali Group (which includes John J. Cali, director, and John R. Cali, director), without the express written consent of a representative of the Mack Group, the Robert Martin Group or the Cali Group, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate Mack Group, Robert Martin Group or Cali Group members for the tax consequences of the recognition of such built-in-gains (collectively, the "Property Lock-Ups"). The aforementioned restrictions do not apply in the event that the Corporation sells all of its properties or in connection with a sale transaction which the Corporation's Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Corporation or to cure any material monetary default on any mortgage secured by a property. The Property Lock-Ups expire periodically through 2008. Upon the expiration of the Property Lock-Ups, the Corporation is required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate Mack Group, Robert Martin Group or Cali Group members.

         ACQUISITIONS AND OTHER TRANSACTIONS. Certain directors and executive officers of the Corporation (or members of their immediate families or related trusts) and persons who hold more than 5% of the outstanding shares of Common Stock (or Units in the Operating Partnership) had direct or indirect interests in certain transactions involving the Corporation, the Operating Partnership or their affiliates in the last fiscal year as follows:

o William L. Mack, a director of the Corporation, is a principal in the Apollo real estate funds, which owns approximately a 7.5% interest in Insignia/ESG, Inc. ("Insignia"), a publicly-traded commercial leasing and real estate services company. The Corporation has paid Insignia commissions in the amount of approximately $2,758,000 for the year ended December 31, 2001 on numerous leasing transactions, as well as for the sale of one of its properties. In addition, American Financial Exchange, an unconsolidated joint venture in which the Corporation has a 50% interest, has paid Insignia approximately $1,305,000 in commissions for the year ended December 31, 2001. The Corporation currently has engaged Insignia as its exclusive leasing agent at Harborside Financial Center, as well as the Corporation's broker for the sales of certain of its properties. Additionally, an affiliate of Insignia leases 40,404 square feet of office space at one of the Corporation's properties, which is scheduled to expire in June 2003. The Corporation recognized $836,000 in revenue under this lease for the year ended December 31, 2001, and had no accounts receivable as of such date.

o William L. Mack, a director of the Corporation, and Earle I. Mack, a director of the Corporation, are the executive officers, directors and stockholders of a corporation that entered into a lease in 2000 at one of the Corporation's office properties, for approximately 7,801 square feet, which is scheduled to expire November 2005. The Corporation has recognized $217,000 in revenue under this lease for the year ended December 31, 2001, and had no accounts receivable as of such date.

o The Corporation is an investor in ARCap Investors, L.L.C., a joint venture with several participants, which was formed to invest in sub-investment grade tranches of commercial mortgage-backed securities. The Corporation has invested $20,000,000 in the joint venture. William
         L. Mack, a director of the Corporation, is a principal of an entity that owns approximately 28% of the joint venture and has nominated a member of its board of directors. At December 31, 2001, the joint venture held approximately $595,937,000 of assets, comprised principally of subordinated commercial mortgage-backed securities recorded at market value.

o The Corporation has engaged certain entities (the "RMC Entities"), whose principals include Martin S. Berger, a former director of the Corporation and a member of the Corporation's Advisory Board, Robert F. Weinberg, a director of the Corporation, and Timothy M. Jones, President of the Corporation, to perform management, leasing and construction-related services for certain of the Corporation's properties. During 2001, the Corporation paid these RMC Entities approximately $77,000 for such services.

o On August 3, 2001, the Corporation acquired from certain RMC Entities two office/flex properties aggregating 168,177 square feet located in Hawthorne, Westchester County, New York, for a total cost of approximately $14,846,000.

o On September 13, 2001, the Corporation acquired from certain RMC Entities approximately five acres of developable land located in Elmsford, Westchester County, New York, for approximately $1,000,000. The Corporation has commenced construction of a fully pre-leased 33,000 square foot office/flex building on the acquired land.

o The Corporation has a loan payable of $500,000 to a RMC Entity in connection with the Corporation's acquisition in May 1999 of 2.5 acres of land, which the Corporation acquired for a total cost of approximately $2,200,000, of which $1,500,000 was paid in cash. The loan requires quarterly payments of interest only at an annual interest rate of 10.5%. Payment of the principal is contingent upon the tenant's status in 2002. The Corporation incurred $53,000 in interest expense for the year ended December 31, 2001 in connection with this loan.

o The Corporation provides management, leasing and related services to properties in which RMC Entities have an ownership interest. The Corporation recognized approximately $2,072,000 in revenues from these RMC Entities for the year ended December 31, 2001, and had no accounts receivables as of such date.

o A RMC Entity leases space at one of the Corporation's office properties for approximately 3,330 square feet, which is scheduled to expire in August 2002. The Corporation has recognized $89,000 in revenue under this lease for the year ended December 31, 2001, and had no accounts receivable due from the RMC Entity as of such date.

o Vincent Tese, a director of the Corporation, also is currently a member of the board of directors of Cablevision, Inc., who, through its affiliates, leases an aggregate of 58,885 square feet of office space, and has several telecom licensing agreements, at the Corporation's properties. The Corporation recognized approximately $1,101,000 in total revenue from affiliates of Cablevision, Inc. for the year ended December 31, 2001, and had accounts receivable of $7,000 as of such date.

o William L. Mack and Vincent Tese, both directors of the Corporation, also currently are members of the board of directors of Bear, Stearns & Co. Inc. Roy Zuckerberg, a director of the Corporation, also is currently a member of the board of directors of Goldman Sachs & Co. Bear Stearns & Co. Inc. and Goldman Sachs & Co. both have acted as underwriters on several of the Operating Partnership's previously completed public debt offerings.

o The son of Martin S. Berger, a former director of the Corporation, who also was a former officer of the Corporation, served as an officer of and continues to have a financial interest in, a company which provides cleaning and other related services to certain of the Corporation's properties. The Corporation has incurred costs from this company of approximately $4,674,000 for the year ended December 31, 2001, and had accounts payable of approximately $4,000 to this company as of such date.

o In 2001, the director accounts of Nathan Gantcher, Martin D. Gruss, William L. Mack, Alan G. Philibosian, Irvin D. Reid, Vincent Tese, and Roy J. Zuckerberg were credited with a stock dividend in the amount of 126.623, 147.313, 147.313, 73.656, 147.313, 147.313 and 126.623,
         respectively, pursuant to the Directors' Deferred Compensation Plan, whereby each non-employee director is entitled to defer all or a specified portion of the annual compensation to be paid to such director. See "Directors' Deferred Compensation Plan".

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

                                      Mack-Cali Realty, L.P.
                                      ------------------------------------
                                      (Registrant)

                                      By: Mack-Cali Realty Corporation,
                                             its General Partner


Date: April 5, 2002                   By:   /s/ Barry Lefkowitz
                                           -------------------------------
                                           Barry Lefkowitz
                                           Executive Vice President and Chief
                                           Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        SIGNATURE              TITLE                                           DATE
   /s/ William L. Mack         Chairman of the Board                      April 5, 2002
   ---------------------
     William L. Mack

  /s/ Mitchell E. Hersh        Chief Executive Officer and Director       April 5, 2002
-------------------------
    Mitchell E. Hersh

    /s/ Barry Lekowitz         Executive Vice President and               April 5, 2002
  ----------------------         Chief Financial Officer
     Barry Lefkowitz

     /s/ John J. Cali          Director                                   April 5, 2002
   --------------------
       John J. Cali

   /s/ Brendan T. Byrne        Director                                   April 5, 2002
 ------------------------
     Brendan T. Byrne

     /s/ John R. Cali          Director                                   April 5, 2002
   --------------------
       John R. Cali

   /s/ Nathan Gantcher         Director                                   April 5, 2002
 -----------------------
     Nathan Gantcher



    /s/ Marin D. Gruss         Director                                   April 5, 2002
  ----------------------
     Martin D. Gruss

    /s/ Earle I. Mack          Director                                   April 5, 2002
  ---------------------
      Earle I. Mack

  /s/ Alan G. Philibosian      Director                                   April 5, 2002
--------------------------
   Alan G. Philibosian

    /s/ Irvin D. Reid          Director                                   April 5, 2002
  ---------------------
      Irvin D. Reid

     /s/ Vincent Tese          Director                                   April 5, 2002
   --------------------
       Vincent Tese

  /s/ Robert F. Weinberg       Director                                   April 5, 2002
--------------------------
    Robert F. Weinberg

  /s/ Roy J. Zuckerberg        Director                                   April 5, 2002
-------------------------
    Roy J. Zuckerberg