Form 10-Q
period 2002-03-31
MACK CALI REALTY L P
filed 2002-05-09
CIK 1067063

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
/X/    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
                                       OR

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from....................to...........................
Commission file number 333-57103-01

                             Mack-Cali Realty, L.P.
                                   ----------
             (Exact name of registrant as specified in its charter)

              Delaware                                      22-3315804
----------------------------------              --------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                      Identification Number)

               11 Commerce Drive, Cranford, New Jersey 07016-3501
                                   ----------
                     (Address or principal executive office)
                                   (Zip Code)

                                 (908) 272-8000
                                   ----------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                   ----------
      (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) YES /X/ NO / / and (2) has been subject to such filing requirements for the past ninety (90) days YES /X/ NO / /.

                             MACK-CALI REALTY, L.P.

                                    FORM 10-Q

                                      INDEX

                                                                                PAGE
                                                                                ----
PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Consolidated Balance Sheets as of March 31, 2002
                     and December 31, 2001....................................   4

                  Consolidated Statements of Operations for the three months
                     ended March 31, 2002 and 2001............................   5

                  Consolidated Statement of Changes in Partners' Capital
                     for the three months ended March 31, 2002................   6

                  Consolidated Statements of Cash Flows for the three months
                     ended March 31, 2002 and 2001............................   7

                  Notes to Consolidated Financial Statements..................   8

         Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations................................  24

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk..  33

PART II  OTHER INFORMATION AND SIGNATURES

         Item 1.  Legal Proceedings...........................................  34

         Item 2.  Changes in Securities and Use of Proceeds...................  34

         Item 3.  Defaults Upon Senior Securities.............................  34

         Item 4.  Submission of Matters to a Vote of Security Holders.........  34

         Item 5.  Other Information...........................................  34

         Item 6.  Exhibits....................................................  35

                  Signatures..................................................  38

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

         The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in Mack-Cali Realty, L.P.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

         The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
================================================================================

                                                                                        March 31,
                                                                                             2002     December 31,
ASSETS                                                                                (UNAUDITED)             2001
--------------------------------------------------------------------------------------------------------------------
Rental property
   Land and leasehold interests                                                       $   479,914      $   479,358
   Buildings and improvements                                                           2,781,630        2,751,453
   Tenant improvements                                                                    139,385          140,071
   Furniture, fixtures and equipment                                                        7,268            7,189
--------------------------------------------------------------------------------------------------------------------
                                                                                        3,408,197        3,378,071
   Less - accumulated depreciation and amortization                                      (363,271)        (350,705)
--------------------------------------------------------------------------------------------------------------------
                                                                                        3,044,926        3,027,366
   Rental property held for sale, net                                                     376,141          384,626
--------------------------------------------------------------------------------------------------------------------
     Net investment in rental property                                                  3,421,067        3,411,992
Cash and cash equivalents                                                                   2,136           12,835
Investments in unconsolidated joint ventures                                              164,093          146,540
Unbilled rents receivable, net                                                             63,572           60,829
Deferred charges and other assets, net                                                    104,951          101,499
Restricted cash                                                                             7,401            7,914
Accounts receivable, net of allowance for doubtful accounts
     of $834 and $752                                                                       5,151            5,161
--------------------------------------------------------------------------------------------------------------------

Total assets                                                                          $ 3,768,371      $ 3,746,770
====================================================================================================================

LIABILITIES AND PARTNERS' CAPITAL
--------------------------------------------------------------------------------------------------------------------
Senior unsecured notes                                                                $ 1,096,965      $ 1,096,843
Revolving credit facilities                                                                81,000           59,500
Mortgages and loans payable                                                               542,899          543,807
Distributions payable                                                                      44,346           44,069
Accounts payable and accrued expenses                                                      61,189           64,620
Rents received in advance and security deposits                                            34,724           33,512
Accrued interest payable                                                                    9,392           25,587
--------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                  1,870,515        1,867,938
--------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

PARTNERS' CAPITAL:
Preferred units, 220,340 and 220,340 units outstanding                                    226,005          226,005
General partner, 57,197,440 and 56,980,893 common units outstanding                     1,450,936        1,432,588
Limited partners, 7,951,775 and 7,963,725 common units outstanding                        212,391          211,715
Unit warrants, 2,000,000 and 2,000,000 outstanding                                          8,524            8,524
--------------------------------------------------------------------------------------------------------------------
     Total partners' capital                                                            1,897,856        1,878,832
--------------------------------------------------------------------------------------------------------------------

Total liabilities and partners' capital                                               $ 3,768,371      $ 3,746,770
====================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS) (UNAUDITED)
================================================================================

                                                                             Three Months Ended
                                                                                  March 31,
REVENUES                                                                   2002               2001
----------------------------------------------------------------------------------------------------
Base rents                                                             $126,457           $125,376
Escalations and recoveries from tenants                                  13,270             14,762
Parking and other                                                         3,064              2,346
Equity in (loss) earnings of unconsolidated joint ventures               (1,305)             3,409
Interest income                                                             338                613
----------------------------------------------------------------------------------------------------
     Total revenues                                                     141,824            146,506
----------------------------------------------------------------------------------------------------

EXPENSES
----------------------------------------------------------------------------------------------------
Real estate taxes                                                        15,333             15,287
Utilities                                                                10,130             11,956
Operating services                                                       16,198             17,879
General and administrative                                                6,705              6,010
Depreciation and amortization                                            23,953             23,484
Interest expense                                                         26,359             28,365
----------------------------------------------------------------------------------------------------
     Total expenses                                                      98,678            102,981
----------------------------------------------------------------------------------------------------
Income before realized gains and unrealized losses
   on disposition of rental property                                     43,146             43,525
Realized gains and unrealized losses on disposition of
   rental property, net                                                   7,098            (20,563)
----------------------------------------------------------------------------------------------------
Net income                                                               50,244             22,962
Preferred unit distributions                                             (3,943)            (3,879)
----------------------------------------------------------------------------------------------------

Net income available to common unitholders                             $ 46,301           $ 19,083
====================================================================================================

Basic earnings per unit:                                               $   0.72           $   0.29

Diluted earnings per unit:                                             $   0.70           $   0.29

Distributions declared per common unit                                 $   0.62           $   0.61
----------------------------------------------------------------------------------------------------

Basic weighted average units outstanding                                 64,751             64,767

Diluted weighted average units outstanding                               71,461             64,994
----------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (IN THOUSANDS)
(UNAUDITED)
================================================================================

                                        General   Limited
                            Preferred   Partner   Partner       Preferred         General      Limited         Unit
                                Units     Units     Units     Unitholders         Partner     Partners     Warrants          Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2002        220    56,712     7,955        $226,005      $1,432,588     $211,715       $8,524     $1,878,832
   Net income                      --        --        --           3,943          40,615        5,686           --         50,244
   Distributions                   --        --        --          (3,943)        (35,473)      (4,930)          --        (44,346)
   Redemption of limited
    partner units for
    shares of common stock         --         3        (3)             --              80          (80)          --             --
   Contributions - proceeds
    from stock
    options exercised              --       488        --              --          12,739           --           --         12,739
   Deferred compensation
    plan for directors             --        --        --              --              41           --           --             41
   Amortization of stock
    compensation                   --        --        --              --             498           --           --            498
   Repurchase of general
    partner units                  --        (5)       --              --            (152)          --           --           (152)
------------------------------------------------------------------------------------------------------------------------------------

Balance at March 31, 2002         220    57,198     7,952        $226,005      $1,450,936     $212,391       $8,524     $1,897,856
====================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)
================================================================================

                                                                               Three Months Ended
                                                                                    March 31,
CASH FLOWS FROM OPERATING ACTIVITIES                                          2002             2001
-----------------------------------------------------------------------------------------------------
Net income                                                               $  50,244       $   22,962
Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                        23,953           23,484
       Amortization of stock compensation                                      498              301
       Amortization of deferred financing costs and debt discount            1,176            1,230
       Equity in loss (earnings) of unconsolidated joint ventures            1,305           (3,409)
       Realized (gains) and unrealized losses on disposition
         of rental property, net                                            (7,098)          20,563
Changes in operating assets and liabilities:
       Increase in unbilled rents receivable, net                           (2,743)          (3,775)
       Increase in deferred charges and other assets, net                   (8,742)          (3,582)
       Decrease (increase) in accounts receivable, net                          10             (977)
       Decrease in accounts payable and accrued expenses                    (3,431)          (1,216)
       Increase in rents received in advance and security deposits           1,212            4,392
       Decrease in accrued interest payable                                (16,196)          (7,359)
-----------------------------------------------------------------------------------------------------

       Net cash provided by operating activities                         $  40,188       $   52,614
=====================================================================================================

CASH FLOWS FROM INVESTING ACTIVITIES
-----------------------------------------------------------------------------------------------------
Additions to rental property                                             $ (39,347)      $  (49,382)
Repayment of mortgage note receivable                                           --            5,983
Investments in unconsolidated joint ventures                               (21,083)         (11,244)
Distributions from unconsolidated joint ventures                             2,239           17,146
Proceeds from sales of rental property                                      17,559               --
Decrease (increase) in restricted cash                                         513             (964)
-----------------------------------------------------------------------------------------------------

     Net cash used in investing activities                               $ (40,119)      $  (38,461)
=====================================================================================================

CASH FLOWS FROM FINANCING ACTIVITIES
-----------------------------------------------------------------------------------------------------
Proceeds from senior unsecured notes                                     $      --       $  298,269
Proceeds from revolving credit facilities                                  113,400           65,497
Repayments of revolving credit facilities                                  (91,900)        (329,337)
Repayments of mortgages and loans payable                                     (786)            (866)
Repurchase of general partner units                                           (152)          (3,605)
Payment of financing costs                                                      --           (2,582)
Proceeds from stock options exercised                                       12,739              508
Payment of distributions                                                   (44,069)         (43,496)
-----------------------------------------------------------------------------------------------------

     Net cash used in financing activities                               $ (10,768)      $  (15,612)
=====================================================================================================

Net decrease in cash and cash equivalents                                $ (10,699)      $   (1,459)
Cash and cash equivalents, beginning of period                              12,835           13,179
-----------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                 $   2,136       $   11,720
=====================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE/UNIT AMOUNTS)
================================================================================

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

The General Partner is a fully integrated, self-administered, self-managed real estate investment trust ("REIT"). The General Partner controls the Operating Partnership as its sole general partner, and owned an 87.8 percent and 87.7 percent common unit interest in the Operating Partnership as of March 31, 2002 and December 31, 2001, respectively.

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

As of March 31, 2002, the Operating Partnership owned or had interests in 267 properties plus developable land (collectively, the "Properties"). The Properties aggregate approximately 28.6 million square feet, and are comprised of 161 office buildings and 95 office/flex buildings totaling approximately 28.2 million square feet (which includes eight office buildings and one office/flex building aggregating 1.7 million square feet, owned by unconsolidated joint ventures in which the Operating Partnership has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, two stand-alone retail properties and three land leases. The Properties are located in 10 states, primarily in the Northeast, plus the District of Columbia.

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

2.  SIGNIFICANT ACCOUNTING POLICIES

RENTAL
PROPERTY Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition and development of rental properties are capitalized. Capitalized development costs include interest, property taxes, insurance and other project costs incurred during the period of development. Included in total rental property is construction-in-progress of $245,912 and $210,463 as of March 31, 2002 and December 31, 2001,
                    respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

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

                    When assets are identified by management as held for sale, the Operating Partnership discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If, in management's opinion, the net sales price of the assets which have been identified for sale is less than the net book value of the assets, a valuation allowance is established. See Note 6.

                    Effective January 1, 2002, the Operating Partnership adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No.
                    121. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. SFAS No. 144 retains the requirements of SFAS No. 121 regarding impairment loss recognition and measurement. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. As the statement requires implementation on a prospective basis, properties which were identified as held for sale by the Operating Partnership prior to January 1, 2002 are presented in the accompanying financial statements in a manner consistent with the prior year's presentation. As there were no additional properties identified as held for sale in the first quarter of 2002, the Operating Partnership did not report any discontinued operations for the current period.

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

DEFERRED
FINANCING COSTS     Costs incurred in obtaining financing are capitalized and
                    amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $1,176 and $1,121 for the three months ended March 31, 2002 and 2001, respectively.

DEFERRED
LEASING COSTS       Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease.
                    Certain employees of the Operating Partnership provide leasing services to the Properties and receive compensation based on space leased. The portion of such compensation, which is capitalized and amortized, approximated $990 and $740 for the three months ended March 31, 2002 and 2001, respectively.

RESTRICTED CASH     Restricted cash includes tenant security deposits and
                    escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements.

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

                    Reimbursements are received from tenants for certain costs as provided in the lease agreements. These costs generally include real estate taxes, utilities, insurance, common area maintenance and other recoverable costs. See Note 12.

INCOME AND
OTHER TAXES         The Operating Partnership is a partnership and, as a result, all income and losses of the partnership are allocated to the partners for inclusion in their respective income tax returns. Accordingly, no provision or benefit for income taxes has been made in the accompanying financial statements.

EARNINGS
PER UNIT The Operating Partnership presents both basic and diluted earnings per unit ("EPU"). Basic EPU excludes dilution and is computed by dividing net income available to common unitholders by the weighted average number of units outstanding for the period. Diluted EPU reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units, where such exercise or conversion would result in a lower EPU amount.

DISTRIBUTIONS
PAYABLE The distributions payable at March 31, 2002 represents distributions payable to common unitholders of record as of April 3, 2002 (65,166,265 common units), and preferred distributions payable to preferred unitholders (220,340 preferred units) for the first quarter 2002. The first quarter 2002 common unit distributions of $0.62 per common unit, as well as the first quarter preferred unit distribution of $17.8932 per preferred unit, were approved by the Board of Directors of the General Partner on March 15, 2002 and paid on April 22, 2002.

                    The distributions payable at December 31, 2001 represents distributions payable to common unitholders of record as of January 4, 2002 (64,720,615 common units), and preferred distributions payable to preferred unitholders (220,340 preferred units) for the fourth quarter 2001. The fourth quarter 2001 common unit distributions of $0.62 common unit, as well as the fourth quarter preferred unit distribution of $17.8932 per preferred unit, were approved by the Board of Directors of the General Partner on December 18, 2001 and paid on January 22, 2002.

STOCK OPTIONS       The Operating Partnership accounts for stock-based
                    compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for
                    Stock Issued to Employees," and related Interpretations
                    ("APB No. 25"). Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Corporation's stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Corporation's policy is to grant options with an exercise price equal to the quoted closing market price of the Corporation's stock on the business day preceding the grant date. Accordingly, no compensation cost has been recognized under the Corporation's stock option plans for the granting of stock options. See Note 10.

RECLASSIFICATIONS   Certain reclassifications have been made to prior period
                    amounts in order to conform with current period presentation.

3.  PROPERTY SALES

The Operating Partnership sold the following multi-family residential property during the three months ended March 31, 2002:

----------------------------------------------------------------------------------------------------------------------
Sale                                                                 # of             Net Sales  Net Book     Realized
Date         Property Name       Location                          Bldgs.       Size   Proceeds     Value         Gain
----------------------------------------------------------------------------------------------------------------------
1/30/02      25 Martine Avenue   White Plains, Westchester             1   124 units    $17,559   $10,461       $7,098
                                   County, NY
-----------------------------------------------------------------------------------------------------------------------

TOTAL PROPERTY SALES:                                                  1   124 units    $17,559   $10,461       $7,098
=======================================================================================================================

4.  INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

The debt of the Operating Partnership's unconsolidated joint ventures aggregating $466,320 are non-recourse to the Operating Partnership, except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations and except as otherwise indicated below.

PRU-BETA 3 (NINE CAMPUS DRIVE)
On March 27, 1998, the Operating Partnership acquired a 50 percent interest in an existing joint venture with The Prudential Insurance Company of America ("Prudential"), known as Pru-Beta 3, which owned and operated Nine Campus Drive, a 156,495 square-foot office building, located in the Mack-Cali Business Campus office complex in Parsippany, Morris County, New Jersey. On November 5, 2001, the Operating Partnership acquired the remaining interest in the property for approximately $15,073. The property has been consolidated in the Operating Partnership's financial statements subsequent to the acquisition of the remaining interest. The Operating Partnership performed management and leasing services for the property when it was owned by the joint venture and recognized $37 in fees for such services in the three months ended March 31, 2001.

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

   PACIFIC PLAZA I & II
   Pacific Plaza I & II is a two-phase development joint venture project, located in the city of Daly City, San Mateo County, California between HPMC Development Partners II, L.P. and a third-party entity. Phase I of the project, which was placed in service in August 2001, consists of a nine-story office building, aggregating 369,682 square feet. Phase II, which is currently under construction, will comprise a three-story retail and theater complex. The Operating Partnership performs management services for this property owned by the joint venture and recognized $50 and none in fees for such services in the three months ended March 31, 2002 and 2001, respectively.

   STADIUM GATEWAY
   Stadium Gateway is a development joint venture project located in Anaheim, Orange County, California between HPMC Development Partners II, L.P. and a third-party entity. The venture has constructed a six-story, 261,554 square-foot office building, which was placed in service in January 2002.

G&G MARTCO (CONVENTION PLAZA)
On April 30, 1998, the Operating Partnership acquired a 49.9 percent interest in an existing joint venture, known as G&G Martco, which owns Convention Plaza, a 305,618 square-foot office building, located in San Francisco, San Francisco County, California. A portion of the Operating Partnership's initial investment was financed through the issuance of common units, as well as funds drawn from the Operating Partnership's credit facilities. Subsequently, on June 4, 1999, the Operating Partnership acquired an additional 0.1 percent interest in G&G Martco through the issuance of common units. The Operating Partnership performs management and leasing services for the property owned by the joint venture and recognized $63 and $54 in fees for such services in the three months ended March 31, 2002 and 2001, respectively.

AMERICAN FINANCIAL EXCHANGE L.L.C.
On May 20, 1998, the Operating Partnership entered into a joint venture agreement with Columbia Development Company, L.L.C. to form American Financial Exchange L.L.C. The venture was initially formed to acquire land for future development, located on the Hudson River waterfront in Jersey City, Hudson County, New Jersey, adjacent to the Operating Partnership's Harborside Financial Center office complex. The Operating Partnership holds a 50 percent interest in the joint venture. Among other things, the partnership agreement provides for a preferred return on the Operating Partnership's invested capital in the venture, in addition to the Operating Partnership's proportionate share of the venture's profit, as defined in the agreement. The joint venture acquired land on which it constructed a parking facility, a portion of which is currently licensed to a parking operator. Such parking facility serves a ferry service between the Operating Partnership's Harborside property and Manhattan. In the fourth quarter 2000, the Operating Partnership started construction of a 575,000 square-foot office building on certain of the land owned by the venture. Plaza 10 is 100 percent pre-leased to Charles Schwab & Co. Inc. ("Schwab") for a 15-year term. The lease agreement obligates the Operating Partnership, among other things, to deliver space to the tenant by required timelines and offers expansion options, at the tenant's election, to additional space in any adjacent Harborside projects. Such options may obligate the Operating Partnership to construct an additional building at Harborside if vacant space is not available in any of its existing Harborside properties. Should the Operating Partnership be unable to or choose not to provide such expansion space, the Operating Partnership could be liable to Schwab for its actual damages, in no event to exceed $15,000. The project under construction, which is anticipated to be completed in late 2002, is currently projected to cost the Operating Partnership approximately $145,000, of which $90,098 has been incurred by the Operating Partnership through March 31, 2002.

RAMLAND REALTY ASSOCIATES L.L.C. (ONE RAMLAND ROAD)
On August 20, 1998, the Operating Partnership entered into a joint venture agreement with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C. The venture was formed to own, manage and operate One Ramland Road, a 232,000 square-foot office/flex building plus adjacent developable land, located in Orangeburg, Rockland County, New York. In August 1999, the joint venture completed redevelopment of the property and placed the office/flex building in service. The Operating Partnership holds a 50 percent interest in the joint venture. The property's principal tenant, Superior Bank has been declared insolvent and taken over by the Federal Deposit Insurance Corporation (FDIC). The tenant has continued to meet its rental payment obligation through April 2002 and has not given the Operating Partnership an indication regarding its intent for the leased space. As a result of uncertainty regarding the tenant's ability to meet its obligations through the remainder of the term of its lease, the joint venture wrote off unbilled rents receivable of $1,573 and deferred lease costs of $705, which is included in the accompanying financial information presented for the three months ended March 31, 2002. The Operating Partnership performs management, leasing and other services for the property owned by the joint venture and recognized $25 and $18 in fees for such services in the three months ended March 31, 2002 and 2001, respectively.

ASHFORD LOOP ASSOCIATES L.P. (1001 SOUTH DAIRY ASHFORD/2100 WEST LOOP SOUTH) On September 18, 1998, the Operating Partnership entered into a joint venture agreement with Prudential to form Ashford Loop Associates L.P. The venture was formed to own, manage and operate 1001 South Dairy Ashford, a 130,000 square-foot office building acquired on September 18, 1998 and 2100 West Loop South, a 168,000 square-foot office building acquired on November 25, 1998, both located in Houston, Harris County, Texas. The Operating Partnership holds a 20 percent interest in the joint venture. The Operating Partnership performed management and leasing services for the properties owned by the joint venture and recognized $45 and $47 in fees for such services in the three months ended March 31, 2002 and 2001, respectively. Under certain circumstances, Prudential has the right to convert its interest in the venture into common stock of the Operating Partnership, based on the underlying fair value of Prudential's interest in the venture at the time of conversion.

ARCAP INVESTORS, L.L.C.
In 1999, the Operating Partnership invested $20,000 in ARCap Investors, L.L.C., a joint venture with several participants, which was formed to invest in sub-investment grade tranches of commercial mortgage-backed securities ("CMBS"). William L. Mack, Chairman of the Board of Directors of the Corporation, is a principal of an entity that owns approximately 28 percent of the venture and has nominated a member of its board of directors. At March 31, 2002, the venture held approximately $576,536 of assets, comprised principally of subordinated CMBS recorded at market value.

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

SOUTH PIER AT HARBORSIDE - HOTEL DEVELOPMENT
On November 17, 1999, the Operating Partnership entered into an agreement with Hyatt Corporation ("Hyatt") to develop a 350-room hotel on the Operating Partnership's South Pier at Harborside Financial Center, Jersey City, Hudson County, New Jersey. In July 2000, the joint venture began development of the hotel project, which is expected to be completed by late 2002. The total cost of the construction project is estimated to be approximately $103,000. The venture has obtained a construction loan of $63,700, of which each partner, including the Operating Partnership, has severally guaranteed repayment of approximately $11,148. Additionally, the Operating Partnership has posted an $8,000 letter of credit in support of another loan to the joint venture, $4,000 of which is indemnified by Hyatt. In addition, the Operating Partnership and Hyatt have guaranteed completion of the hotel project to the joint venture's construction lender. If the joint venture fails to complete the hotel project as required under the construction loan documents and the construction loan proceeds remaining to be advanced together with the capital contributed by the partners to such date are insufficient to complete the hotel project, the Operating Partnership and/or Hyatt may be required to provide additional funds sufficient to complete the hotel project.

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the financial position of the unconsolidated joint ventures in which the Operating Partnership had investment interests as of March 31, 2002 and December 31, 2001:

                                                                               March 31, 2002
                                      --------------------------------------------------------------------------------------------
                                                                                   American
                                                                           G&G    Financial      Ramland     Ashford
                                        Pru-Beta 3         HPMC         Martco     Exchange       Realty        Loop        ARCap
----------------------------------------------------------------------------------------------------------------------------------
ASSETS:
   Rental property, net                      $  --      $19,234       $  9,245      $97,130      $17,699     $37,197    $      --
   Other assets                                 59       19,493          2,710           65        2,709       1,185      576,536
----------------------------------------------------------------------------------------------------------------------------------
   Total assets                              $  59      $38,727       $ 11,955      $97,195      $20,408     $38,382    $ 576,536
==================================================================================================================================
LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
   Mortgages and loans payable               $  --      $13,976       $ 50,000      $    --      $15,801     $    --    $ 323,966
   Other liabilities                            --          493          1,249        6,635           99         349        2,303
   Partners'/members' capital                   59       24,258        (39,294)      90,560        4,508      38,033      250,267
----------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and
   partners'/members' capital                $  59      $38,727       $ 11,955      $97,195      $20,408     $38,382    $ 576,536
==================================================================================================================================
Operating Partnership's net
   investment in unconsolidated
   joint ventures                            $  --      $25,299       $  2,726      $95,358      $ 1,826     $ 7,941    $  15,129
----------------------------------------------------------------------------------------------------------------------------------

                                                        March 31, 2002
                                      ----------------------------------------------
                                              MC-SJP
                                              Morris      Harborside      Combined
                                              Realty      South Pier         Total
------------------------------------------------------------------------------------
ASSETS:
   Rental property, net                      $16,539         $76,737      $273,781
   Other assets                                  165             100       603,022
------------------------------------------------------------------------------------
   Total assets                              $16,704         $76,837      $876,803
====================================================================================
LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
   Mortgages and loans payable               $17,433         $45,144      $466,320
   Other liabilities                             103           5,391        16,622
   Partners'/members' capital                   (832)         26,302       393,861
------------------------------------------------------------------------------------
   Total liabilities and
   partners'/members' capital                $16,704         $76,837      $876,803
====================================================================================
Operating Partnership's net
   investment in unconsolidated
   joint ventures                            $   186         $15,628      $164,093
------------------------------------------------------------------------------------

                                                                            December 31, 2001
                                      --------------------------------------------------------------------------------------------
                                                                                   American
                                                                           G&G    Financial      Ramland     Ashford
                                        Pru-Beta 3         HPMC         Martco     Exchange       Realty        Loop        ARCap
----------------------------------------------------------------------------------------------------------------------------------
ASSETS:
   Rental property, net                      $  --      $19,556       $  9,598      $81,070      $18,119     $37,359    $      --
   Other assets                                732       20,267          2,163          120        4,822       1,132      595,937
----------------------------------------------------------------------------------------------------------------------------------
   Total assets                              $ 732      $39,823       $ 11,761      $81,190      $22,941     $38,491    $ 595,937
==================================================================================================================================
LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
   Mortgages and loans payable               $  --      $13,976       $ 50,000      $    --      $15,974     $    --    $ 324,819
   Other liabilities                            --          897          1,196        9,667           83         949        3,736
   Partners'/members' capital                  732       24,950        (39,435)      71,523        6,884      37,542      267,382
----------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and
   partners'/members' capital                $ 732      $39,823       $ 11,761      $81,190      $22,941     $38,491    $ 595,937
==================================================================================================================================
Operating Partnership's net
   investment in unconsolidated
   joint ventures                            $ 350      $24,545       $  2,795      $74,651      $ 3,014     $ 7,809    $  17,897
----------------------------------------------------------------------------------------------------------------------------------

                                                      December 31, 2001
                                      ----------------------------------------------
                                               MC-SJP
                                               Morris      Harborside      Combined
                                               Realty      South Pier         Total
------------------------------------------------------------------------------------
ASSETS:
   Rental property, net                       $16,607         $63,236      $245,545
   Other assets                                   107             100       625,380
------------------------------------------------------------------------------------
   Total assets                               $16,714         $63,336      $870,925
====================================================================================
LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
   Mortgages and loans payable                $16,795         $34,107      $455,671
   Other liabilities                              103           2,927        19,558
   Partners'/members' capital                    (184)         26,302       395,696
------------------------------------------------------------------------------------
   Total liabilities and
   partners'/members' capital                 $16,714         $63,336      $870,925
====================================================================================
Operating Partnership's net
   investment in unconsolidated
   joint ventures                             $   183         $15,296      $146,540
------------------------------------------------------------------------------------

The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Operating Partnership had investment interests during the three months ended March 31, 2002 and 2001:

                                                                        Three Months Ended March 31, 2002
                                      --------------------------------------------------------------------------------------------
                                                                                   American
                                                                          G&G     Financial      Ramland     Ashford
                                        Pru-Beta 3          HPMC       Martco      Exchange       Realty        Loop        ARCap
----------------------------------------------------------------------------------------------------------------------------------
Total revenues                             $     1       $ 1,308      $ 3,405        $    3    $     973     $ 1,031    $  21,350
Operating and other expenses                     6          (392)        (853)           (9)      (1,856)       (448)     (24,253)
Depreciation and amortization                    -          (385)        (406)          (10)      (1,303)       (162)          --
Interest expense                                 -          (151)        (505)           --         (190)         --       (8,244)
----------------------------------------------------------------------------------------------------------------------------------

Net income                                 $     7       $   380      $ 1,641        $  (16)   $  (2,376)    $   421    $ (11,147)
==================================================================================================================================
Operating Partnership's equity in
   (loss) earnings of
   unconsolidated joint ventures           $   (13)      $ 1,315      $   681        $  (16)   $  (1,188)    $   132    $  (2,216)
----------------------------------------------------------------------------------------------------------------------------------

                                            Three Months Ended March 31, 2002
                                      ---------------------------------------------
                                              MC-SJP
                                              Morris      Harborside     Combined
                                              Realty      South Pier        Total
-----------------------------------------------------------------------------------
Total revenues                               $    --            $ --     $ 28,071
Operating and other expenses                    (315)             --      (28,120)
Depreciation and amortization                     --              --       (2,266)
Interest expense                                (638)             --       (9,728)
-----------------------------------------------------------------------------------

Net income                                   $  (953)           $ --     $(12,043)
===================================================================================
Operating Partnership's equity in
   (loss) earnings of
   unconsolidated joint ventures             $    --            $ --     $ (1,305)
-----------------------------------------------------------------------------------

                                                                       Three Months Ended March 31, 2001
                                      ---------------------------------------------------------------------------------------------
                                                                                   American
                                                                         G&G      Financial     Ramland      Ashford
                                        Pru-Beta 3          HPMC      Martco       Exchange      Realty         Loop        ARCap
-----------------------------------------------------------------------------------------------------------------------------------
Total revenues                            $ 1,253        $ 5,512     $ 2,721         $  220      $  969     $  1,574     $ 19,354
Operating and other expenses                 (413)          (729)       (805)           (33)       (343)        (717)      (1,841)
Depreciation and amortization                (293)        (1,823)       (389)           (15)       (246)        (231)          --
Interest expense                               --         (1,376)       (985)            --        (356)          --       (3,014)
-----------------------------------------------------------------------------------------------------------------------------------

Net income                                $   547        $ 1,584     $   542         $  172      $   24     $    626     $ 14,499
===================================================================================================================================
Operating Partnership's equity in
   (loss) earnings of
   unconsolidated joint ventures          $   258        $ 2,152     $   171         $  172      $   59     $     97     $    500
-----------------------------------------------------------------------------------------------------------------------------------

                                            Three Months Ended March 31, 2001
                                      --------------------------------------------
                                              MC-SJP
                                              Morris    Harborside     Combined
                                              Realty    South Pier        Total
----------------------------------------------------------------------------------
Total revenues                                  $ --          $ --     $ 31,603
Operating and other expenses                      --            --       (4,881)
Depreciation and amortization                     --            --       (2,997)
Interest expense                                  --            --       (5,731)
----------------------------------------------------------------------------------

Net income                                      $ --          $ --     $ 17,994
==================================================================================
Operating Partnership's equity in
   (loss) earnings of
   unconsolidated joint ventures                $ --          $ --     $  3,409
----------------------------------------------------------------------------------

5.  DEFERRED CHARGES AND OTHER ASSETS

                                                               March 31,      December 31,
                                                                    2002              2001
--------------------------------------------------------------------------------------------
Deferred leasing costs                                          $ 97,923          $ 93,677
Deferred financing costs                                          26,569            26,569
--------------------------------------------------------------------------------------------
                                                                 124,492           120,246
Accumulated amortization                                         (41,121)          (36,746)
--------------------------------------------------------------------------------------------
Deferred charges, net                                             83,371            83,500
Prepaid expenses and other assets                                 21,580            17,999
--------------------------------------------------------------------------------------------

Total deferred charges and other assets, net                    $104,951          $101,499
============================================================================================

6.  RENTAL PROPERTY HELD FOR SALE

PROPERTIES HELD FOR SALE
As of March 31, 2002, the Operating Partnership has identified 37 office properties, aggregating approximately 4.3 million square feet and a land parcel as held for sale. These properties are located in Texas, Colorado, Arizona and Florida. Such properties carried an aggregate book value of $376,200, net of accumulated depreciation of $27,018 and a valuation allowance of $40,464, at March 31, 2002.

As of December 31, 2001, the Operating Partnership had identified 37 office properties, aggregating approximately 4.3 million square feet, a multi-family residential property and a land parcel as held for sale. These properties are located in Texas, Colorado, Arizona, Florida and New York. Such properties carried an aggregate book value of $384,626, net of accumulated depreciation of $28,379 and a valuation allowance of $40,464 at December 31, 2001.

On January 30, 2002, the Operating Partnership sold 25 Martine Avenue, a 124-unit multi-family, residential property located in White Plains, Westchester County, New York, for net sales proceeds of approximately $17,559, which resulted in a gain of approximately $7,098.

The following is a summary of the condensed results of operations of the rental properties held for sale at March 31, 2002 for the three months ended March 31, 2002 and 2001:

                                                      Three Months Ended
                                                           March 31,
                                                     2002             2001
-----------------------------------------------------------------------------
Total revenues                                   $ 17,308         $ 17,974
Operating and other expenses                       (7,211)          (7,194)
Depreciation and amortization                         (13)          (2,293)
-----------------------------------------------------------------------------

Net income                                       $ 10,084         $  8,487
=============================================================================

While considered probable, there can be no assurance if and when sales of the Operating Partnership's rental properties held for sale will occur.

During the three months ended March 31, 2001, the Operating Partnership determined that the carrying amounts of certain properties identified as held for sale were not expected to be recovered from estimated net sale proceeds from these property sales and, accordingly, recognized a valuation allowance of $20,563 in that period.

REALIZED GAINS AND UNREALIZED LOSSES, NET
The following table summarizes realized gains and unrealized losses on disposition of rental property, net, for the three months ended March 31, 2002 and 2001:

                                                                    Three Months Ended
                                                                         March 31,
                                                                   2002           2001
------------------------------------------------------------------------------------------
Realized gains on sale of rental property, net                   $7,098       $     --
Valuation allowance on rental property held for sale                 --        (20,563)
------------------------------------------------------------------------------------------

Realized gains and unrealized losses, net                        $7,098       $(20,563)
==========================================================================================

7.  SENIOR UNSECURED NOTES

A summary of the terms of the Senior Unsecured Notes outstanding as of March 31, 2002 and December 31, 2001 is as follows:

                                                             March 31,    December 31,    Effective
                                                                  2002            2001     Rate (1)
-----------------------------------------------------------------------------------------------------
7.180% Senior Unsecured Notes, due December 31, 2003        $  185,283      $  185,283         7.23%
7.000% Senior Unsecured Notes, due March 15, 2004              299,844         299,824         7.27%
7.250% Senior Unsecured Notes, due March 15, 2009              298,365         298,307         7.49%
7.835% Senior Unsecured Notes, due December 15, 2010            15,000          15,000         7.95%
7.750% Senior Unsecured Notes, due February 15, 2011           298,473         298,429         7.93%
-----------------------------------------------------------------------------------------------------

Total Senior Unsecured Notes                                $1,096,965      $1,096,843         7.51%
=====================================================================================================

(1) Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount on the notes, as applicable.

8.  REVOLVING CREDIT FACILITY

The Operating Partnership has an unsecured revolving credit facility ("2000 Unsecured Facility") with a current borrowing capacity of $800,000 from a group of 24 lenders. The interest rate on outstanding borrowings under the credit line is currently the London Inter-Bank Offered Rate ("LIBOR") (1.88 percent at March 31, 2002) plus 80 basis points. The Operating Partnership may instead elect an interest rate representing the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points. The 2000 Unsecured Facility also requires a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears. Subject to certain conditions, the Operating Partnership has the ability through June 22, 2002 to increase the borrowing capacity of the credit line up to $1,000,000. The 2000 Unsecured Facility matures in June 2003, with an extension option of one year, which would require a payment of 25 basis points of the then borrowing capacity of the credit line upon exercise.

9.  MORTGAGES AND LOANS PAYABLE

The Operating Partnership has mortgages and loans payable which are comprised of various loans collateralized by certain of the Operating Partnership's rental properties. Payments on mortgages and loans payable are generally due in monthly installments of principal and interest, or interest only.

A summary of the Operating Partnership's mortgages and loans payable as of March 31, 2002 and December 31, 2001 is as follows:

                                                              EFFECTIVE       PRINCIPAL BALANCE AT
                                                               INTEREST     MARCH 31,    DECEMBER 31,
PROPERTY NAME                LENDER                                RATE          2002            2001     MATURITY
------------------------------------------------------------------------------------------------------------------
Mack-Cali Willowbrook        CIGNA                                8.67%      $  8,371        $  8,598     10/01/03
400 Chestnut Ridge           Prudential Insurance Co.             9.44%        12,396          12,646     07/01/04
Mack-Cali Centre VI          Principal Life Insurance Co.         6.87%        35,000          35,000     04/01/05
Various (a)                  Prudential Insurance Co.             7.10%       150,000         150,000     05/15/05
Mack-Cali Bridgewater I      New York Life Ins. Co.               7.00%        23,000          23,000     09/10/05
Mack-Cali Woodbridge II      New York Life Ins. Co.               7.50%        17,500          17,500     09/10/05
Mack-Cali Short Hills        Prudential Insurance Co.             7.74%        25,037          25,218     10/01/05
500 West Putnam Avenue       New York Life Ins. Co.               6.52%         9,064           9,273     10/10/05
Harborside - Plaza 1         U.S. West Pension Trust              5.61%        58,922          57,978     01/01/06
Harborside - Plazas 2 and 3  Northwestern/Principal               7.36%       161,078         162,022     01/01/06
Mack-Cali Airport            Allstate Life Insurance Co.          7.05%        10,353          10,394     04/01/07
Kemble Plaza I               Mitsubishi Tr & Bk Co.         LIBOR+0.65%        32,178          32,178     01/31/09
------------------------------------------------------------------------------------------------------------------

Total Property Mortgages                                                     $542,899        $543,807
==================================================================================================================

(a) The Operating Partnership has the option to convert the mortgage loan, which is secured by 12 properties, to unsecured debt, subject to, amongst other things, the Operating Partnership having investment grade ratings from two rating agencies (at least one of which must be from S&P or Moody's) at the time of conversion.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED
Cash paid for interest for the three months ended March 31, 2002 and 2001 was $46,773 and $37,917, respectively. Interest capitalized by the Operating Partnership for the three months ended March 31, 2002 and 2001 was $5,454 and $3,350, respectively.

SUMMARY OF INDEBTEDNESS
As of March 31, 2002, the Operating Partnership's total indebtedness of $1,720,864 (weighted average interest rate of 7.07 percent) was comprised of $113,178 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 2.71 percent) and fixed rate debt of $1,607,686 (weighted average rate of 7.38 percent).

As of December 31, 2001, the Operating Partnership's total indebtedness of $1,700,150 (weighted average interest rate of 7.17 percent) was comprised of $91,678 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 3.38 percent) and fixed rate debt of $1,608,472 (weighted average rate of 7.38 percent).

10. PARTNERS' CAPITAL

Partners' Capital in the accompanying consolidated financial statements relates to common units held by the Corporation in the Operating Partnership, common units held by the limited partners, preferred units ("Preferred Units") held by the preferred unitholders of the Operating Partnership and warrants to purchase common units ("Unit Warrants") in the Operating Partnership.

Net income allocated to the preferred unitholders and limited partners reflects their pro-rate share of net income and distributions.

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

On September 13, 2000, the Board of Directors authorized an increase to the Repurchase Program under which the Corporation is permitted to purchase up to an additional $150,000 of the Corporation's outstanding common stock above the $52,562 that had previously been purchased. The Corporation purchased for constructive retirement 3,300,800 shares of its outstanding common stock for an aggregate cost of approximately $91,077 from September 13, 2000 through March 31, 2002. Concurrent with these purchases, the Corporation sold to the Operating Partnership 3,300,800 common units for approximately $91,077.

STOCK OPTION PLANS
In September 2000, the Corporation established the 2000 Employee Stock Option Plan ("2000 Employee Plan") and the 2000 Director Stock Option Plan ("2000 Director Plan") under which a total of 2,700,000 shares (subject to adjustment) of the Corporation's common stock have been reserved for issuance (2,500,000 shares under the 2000 Employee Plan and 200,000 shares under the 2000 Director
Plan). In 1994, and as subsequently amended, the Corporation established the Mack-Cali Employee Stock Option Plan ("Employee Plan") and the Mack-Cali Director Stock Option Plan ("Director Plan") under which a total of 5,380,188 shares (subject to adjustment) of the Corporation's common stock have been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan). Stock options granted under the Employee Plan in 1994 and 1995 have become exercisable over a three-year period and those options granted under both the 2000 Employee Plan and Employee Plan subsequent to 1995 become exercisable over a five-year period. All stock options granted under both the 2000 Director Plan and Director Plan become exercisable in one year. All options were granted at the fair market value at the dates of grant and have terms of ten years. As of March 31, 2002, the stock options outstanding had a weighted average remaining contractual life of approximately 7.1 years.

Information regarding the Corporation's stock option plans is summarized below:

                                                                            Weighted
                                                                 Shares      Average
                                                                  Under     Exercise
                                                                Options        Price
---------------------------------------------------------------------------------------
Outstanding at January 1, 2002                                4,511,886      $ 31.28
Exercised                                                      (488,540)     $ 26.09
Lapsed or canceled                                              (35,880)     $ 29.04
---------------------------------------------------------------------------------------
Outstanding at March 31, 2002                                 3,987,466      $ 31.94
=======================================================================================
Options exercisable at March 31, 2002                         2,173,458      $ 35.13
Available for grant at March 31, 2002                         1,510,143
---------------------------------------------------------------------------------------

STOCK WARRANTS
The Corporation has 360,000 warrants outstanding which enable the holders to purchase an equal number of shares of its common stock ("Stock Warrants") at $33 per share (the market price at date of issuance). Such warrants are all currently exercisable and expire on January 31, 2007.

The Corporation also has 389,976 Stock Warrants outstanding which enable the holders to purchase an equal number of its shares of common stock at $38.75 per share (the market price at date of issuance). Such warrants are all currently exercisable and expire on December 12, 2007.

As of March 31, 2002, there were a total of 749,976 Stock Warrants outstanding and exercisable. For the three months ended March 31, 2002, no Stock Warrants were canceled or exercised.

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

Information regarding the Restricted Stock Awards is summarized below:

                                                                          Shares
--------------------------------------------------------------------------------
Outstanding at January 1, 2002                                          198,279
Granted                                                                      --
Vested                                                                  (44,545)
Canceled                                                                     --
--------------------------------------------------------------------------------
Outstanding at March 31, 2002                                           153,734
================================================================================

DEFERRED STOCK COMPENSATION PLAN FOR DIRECTORS
The Deferred Compensation Plan for Directors, which commenced January 1, 1999, allows non-employee directors of the Corporation to elect to defer up to 100 percent of their annual retainer fee into deferred stock units. The deferred stock units are convertible into an equal number of shares of common stock upon the directors' termination of service from the Board of Directors or a change in control of the Corporation, as defined in the plan. Deferred stock units are credited to each director quarterly using the closing price of the Corporation's common stock on the applicable dividend record date for the respective quarter. Each participating director's account is also credited for an equivalent amount of deferred stock units based on the dividend rate for each quarter.

During the three months ended March 31, 2002 and 2001, 1,211 and 1,441 deferred stock units were earned, respectively.

EARNINGS PER UNIT
Basic EPU excludes dilution and is computed by dividing net income available to common unitholders by the weighted average number of units outstanding for the period. Diluted EPU reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units.

The following information presents the Operating Partnership's EPU results for the three months ended March 31, 2002 and 2001:

                                                                      Three Months Ended March 31,
                                                                  2002                            2001
                                                     ---------------------------------------------------------------
                                                       Basic EPU      Diluted EPU      Basic EPU      Diluted EPU
--------------------------------------------------------------------------------------------------------------------
Net income available to common unitholders               $46,301          $46,301        $19,083          $19,083
Add: Net income attributable to
       Operating Partnership - Preferred units                --            3,943             --               --
--------------------------------------------------------------------------------------------------------------------
Adjusted net income                                      $46,301          $50,244        $19,083          $19,083
====================================================================================================================

Weighted average units                                    64,751           71,461         64,767           64,994
--------------------------------------------------------------------------------------------------------------------
Per Unit                                                 $  0.72          $  0.70        $  0.29          $  0.29
====================================================================================================================

The following schedule reconciles the shares used in the basic EPU calculation to the shares used in the diluted EPU calculation:

                                                                     Three Months Ended March 31,
                                                                          2002          2001
-------------------------------------------------------------------------------------------------
Basic EPU Units                                                         64,751        64,767
Add:  Operating Partnership - preferred units
          (after conversion to common units)                             6,359            --
        Stock options                                                      351           227
-------------------------------------------------------------------------------------------------
Diluted EPU Units                                                       71,461        64,994
=================================================================================================

Preferred Units outstanding in 2001 were not included in the 2001 computation of diluted EPU as such units were anti-dilutive during the period.

Through March 31, 2002, under the Repurchase Program, the Corporation purchased for constructive retirement, a total of 5,170,000 shares of its outstanding common stock for an aggregate cost of approximately $143,639. Concurrent with these purchases, the Corporation sold an equal number of common units to the Operating Partnership.

11. COMMITMENTS AND CONTINGENCIES

The Operating Partnership is a defendant in litigation arising in the normal course of business activities. Management does not believe that the ultimate resolution of these matters will have a materially adverse effect upon the Operating Partnership.

12. TENANT LEASES

The Properties are leased to tenants under operating leases with various expiration dates through 2017. Substantially all of the leases provide for annual base rents plus recoveries and escalation charges based upon the tenant's proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass through of charges for electrical usage.

13. SEGMENT REPORTING

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

Selected results of operations for the three months ended March 31, 2002 and 2001 and selected asset information as of March 31, 2002 and December 31, 2001 regarding the Operating Partnership's operating segment are as follows:

                                                                                      Total
                                                                   Corporate      Operating
                                               Total Segment     & Other (e)    Partnership
-----------------------------------------------------------------------------------------------------
TOTAL CONTRACT REVENUES (a)
Three months ended:
     March 31, 2002                               $  142,011      $   (1,899)   $   140,112 (f)
     March 31, 2001                                  141,805             896        142,701 (g)

TOTAL OPERATING AND INTEREST EXPENSES (b):
Three months ended:
     March 31, 2002                               $   41,486      $   33,239    $    74,725 (h)
     March 31, 2001                                   45,276          34,221         79,497 (i)

NET OPERATING INCOME (c):
 Three months ended:
     March 31, 2002                               $  100,525      $  (35,138)   $    65,387 (f)(h)
     March 31, 2001                                   96,529         (33,325)        63,204 (g)(i)

TOTAL ASSETS:
     March 31, 2002                               $3,753,487      $   14,884    $ 3,768,371
     December 31, 2001                             3,710,411          36,359      3,746,770

TOTAL LONG-LIVED ASSETS (d):
     March 31, 2002                               $3,628,979      $   19,753    $ 3,648,732
     December 31, 2001                             3,595,012          24,348      3,619,360

=====================================================================================================

(a) Total contract revenues represent all revenues during the period (including the Operating Partnership's share of net income (loss) from unconsolidated joint ventures), excluding adjustments for straight-lining of rents and the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures. All interest income is excluded from segment amounts and is classified in Corporate & Other for all periods.
(b) Total operating and interest expenses represent the sum of real estate taxes, utilities, operating services, general and administrative and interest expense. All interest expense (including for property-level mortgages) is excluded from segment amounts and classified in Corporate & Other for all periods.
(c)  Net operating income represents total contract revenues [as defined in Note
     (a)] less total operating and interest expenses [as defined in Note (b)] for the period.
(d) Long-lived assets are comprised of total rental property, unbilled rents receivable and investments in unconsolidated joint ventures.
(e) Corporate & Other represents all corporate-level items (including interest and other investment income, interest expense and non-property general and administrative expense) as well as intercompany eliminations necessary to reconcile to consolidated Operating Partnership totals.
(f) Excludes $2,760 of adjustments for straight-lining of rents and ($1,047) for the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures.
(g) Excludes $3,770 of adjustments for straight-lining of rents and $35 for the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures.
(h)  Excludes $23,953 of depreciation and amortization.
(i)  Excludes $23,484 of depreciation and amortization.

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

Consistent with its strategy, in the fourth quarter 2000, the Operating Partnership started construction of a 980,000 square-foot office property, to be known as Plaza 5, at its Harborside Financial Center office complex in Jersey City, Hudson County, New Jersey. Plaza 5 is approximately 58 percent leased as of May 6, 2002. The project is currently projected to cost approximately $260 million, of which $141.9 million has been incurred by the Operating Partnership through March 31, 2002, and is anticipated to be completed in late 2002. Additionally, in the fourth quarter 2000, the Operating Partnership, through a joint venture, started construction of a 575,000 square-foot office property, to be known as Plaza 10, on land owned by the joint venture located adjacent to the Operating Partnership's Harborside complex. The Operating Partnership holds a 50 percent interest in the joint venture. Among other things, the joint ventures agreement provides for a preferred return on the Operating Partnership's invested capital in the venture, in addition to the Operating Partnership's proportionate share of the venture's profit, as defined in the agreement. The project is currently projected to cost the Operating Partnership approximately $145 million, of which $90.1 million has been incurred by the Operating Partnership through March 31, 2002. The Project, which is 100 percent leased to Charles Schwab & Co. Inc. ("Schwab") for a 15-year term, is anticipated to be completed in late 2002. The lease agreement obligates the Operating Partnership, among other things, to deliver space to the tenant by required timelines and offers the tenant expansion options into additional space in any adjacent Harborside projects. Such options may obligate the Operating Partnership to construct an additional building at Harborside if vacant space is not available in any of its existing Harborside properties. Should the Operating Partnership be unable to or choose not to provide such expansion space, the Operating Partnership could be liable to Schwab for its actual damages, in no event to exceed $15 million. The Operating Partnership anticipates expending an additional approximately $186.7 million for the completion of Plaza 5, Plaza 10 and other projects. The Operating Partnership expects to finance its funding requirements primarily through drawing on its revolving credit facility.

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

As of March 31, 2002, the Operating Partnership identified 37 office properties, aggregating approximately 4.3 million square feet, and a land parcel as held for sale. These properties are located in Texas, Colorado, Arizona and Florida. Such properties carried an aggregate book value of $376.2 million, net of accumulated depreciation of $27.0 million and a valuation allowance of $40.5 million, at March 31, 2002. The Operating Partnership is currently in various stages of contract negotiations for the sale or sales of certain of these properties. Substantially all of the properties are unencumbered. The sale of one or more of these assets will enhance the Operating Partnership's short-term liquidity although there is no assurance when and if any sales will occur or, if they occur, how much proceeds the Operating Partnership will realize.

In January 2002, the Operating Partnership sold 25 Martine Avenue, a 124-unit multi-family residential property located in White Plains, Westchester County, New York, for net sales proceeds of approximately $17.6 million, which resulted in a gain of approximately $7.1 million. The proceeds from the sale were used primarily to repay borrowings under the Operating Partnership's credit facility.

The following comparisons for the three months ended March 31, 2002 ("2002"), as compared to the three months ended March 31, 2001 ("2001"), make reference to the following: (i) the effect of the "Same-Store Properties," which represents all in-service properties owned by the Operating Partnership at December 31, 2000, excluding Dispositions as defined below, (ii) the effect of the "Acquired Properties," which represents all properties acquired or placed in service by the Operating Partnership from January 1, 2001 through March 31, 2002 and (iii) the effect of the "Dispositions", which represents results for each period for those rental properties sold by the Operating Partnership during the respective periods.

 THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

                                                         Quarter Ended
                                                            March 31,                Dollar      Percent
(DOLLARS IN THOUSANDS)                                 2002            2001          Change       Change
----------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                                       $  126,457      $  125,376       $   1,081          0.9%
Escalations and recoveries from tenants              13,270          14,762          (1,492)       (10.1)
Parking and other                                     3,064           2,346             718         30.6
----------------------------------------------------------------------------------------------------------
  Sub-total                                         142,791         142,484             307          0.2

Equity in (loss) earnings of unconsolidated
  joint ventures                                     (1,305)          3,409          (4,714)      (138.3)
Interest income                                         338             613            (275)       (44.9)
----------------------------------------------------------------------------------------------------------
  Total revenues                                    141,824         146,506          (4,682)        (3.2)
----------------------------------------------------------------------------------------------------------

PROPERTY EXPENSES:
Real estate taxes                                    15,333          15,287              46          0.3
Utilities                                            10,130          11,956          (1,826)       (15.3)
Operating services                                   16,198          17,879          (1,681)        (9.4)
----------------------------------------------------------------------------------------------------------
  Sub-total                                          41,661          45,122          (3,461)        (7.7)

General and administrative                            6,705           6,010             695         11.6
Depreciation and amortization                        23,953          23,484             469          2.0
Interest expense                                     26,359          28,365          (2,006)        (7.1)
----------------------------------------------------------------------------------------------------------
  Total expenses                                     98,678         102,981          (4,303)        (4.2)
----------------------------------------------------------------------------------------------------------

Income before realized gains and
  unrealized losses on disposition of
  rental property                                    43,146          43,525            (379)        (0.9)
Realized gains and unrealized losses on
  disposition of rental property, net                 7,098         (20,563)         27,661       (134.5)
----------------------------------------------------------------------------------------------------------
Net income                                           50,244          22,962          27,282        118.8
Preferred unit distributions                          3,943           3,879              64          1.6
----------------------------------------------------------------------------------------------------------

Net income available to common unitholders       $   46,301      $   19,083       $  27,218        142.6%
==========================================================================================================

The following is a summary of the changes in revenue from rental operations and property expenses divided into Same-Store Properties, Acquired Properties and Dispositions (DOLLARS IN THOUSANDS):

                                     TOTAL OPERATING    SAME-STORE PROPERTIES  ACQUIRED PROPERTIES         DISPOSITIONS
                                       PARTNERSHIP
                                     Dollar  Percent      Dollar   Percent     Dollar   Percent          Dollar    Percent
                                     Change   Change      Change    Change     Change   Change           Change    Change
---------------------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                          $   1,081    0.9%    $  2,755     2.2%    $ 4,394      3.5%         $ (6,068)   (4.8)%
Escalations and recoveries
   from tenants                        (1,492) (10.1)      (1,557)  (10.6)        484      3.3              (419)   (2.8)
Parking and other                         718   30.6          581    24.8         268     11.4              (131)   (5.6)
---------------------------------------------------------------------------------------------------------------------------
Total                               $     307    0.2%    $  1,779     1.2%    $ 5,146      3.6%         $ (6,618)   (4.6)%
===========================================================================================================================

PROPERTY EXPENSES:
Real estate taxes                   $      46    0.3%    $    434     2.8%    $   560      3.7%         $   (948)   (6.2)%
Utilities                              (1,826) (15.3)      (1,343)  (11.2)        339      2.8              (822)   (6.9)
Operating services                     (1,681)  (9.4)        (945)   (5.3)        628      3.5            (1,364)   (7.6)
---------------------------------------------------------------------------------------------------------------------------
Total                               $  (3,461)  (7.7)%   $ (1,854)   (4.2)%   $ 1,527      3.4%         $ (3,134)   (6.9)%
===========================================================================================================================

OTHER DATA:
Number of Consolidated Properties         258                 246                  12                         16
Square feet (IN THOUSANDS)             26,983              25,645               1,338                      2,971

Base rents for the Same-Store Properties increased $2.8 million, or 2.2 percent, for 2002 as compared to 2001 due primarily to rental rate increases in 2002. Escalations and recoveries from tenants for the Same-Store Properties decreased $1.6 million, or 10.6 percent, for 2002 over 2001, due primarily to lower utilities and operating services expenses in 2002, as described below. Parking and other income for the Same-Store Properties increased $0.6 million, or 24.8 percent, due primarily to increased lease termination fees in 2002.

Base rental revenue is recognized on a straight-line basis over the terms of the respective leases. Unbilled rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements. Parking and other revenue includes income from parking spaces leased to tenants, income from tenants for additional services provided by the Operating Partnership, income from tenants for early lease terminations and income from managing properties for third parties. Escalations and recoveries are received from tenants for certain costs as provided in the lease agreements. These costs generally include real estate taxes, utilities, insurance, common area maintenance and other recoverable costs. See Note 12 to the Financial Statements.

Real estate taxes on the Same-Store Properties increased $0.4 million, or 2.8 percent, for 2002 as compared to 2001, due primarily to property tax rate increases in certain municipalities in 2002, partially offset by lower assessments on certain properties in 2002. Utilities for the Same-Store Properties decreased $1.3 million, or 11.2 percent, for 2002 as compared to 2001, due primarily to decreased rates and usage. Operating services for the Same-Store Properties decreased $0.9 million, or 5.3 percent, due primarily to decreased snow removal costs resulting from a mild winter in 2002.

Equity in (loss) earnings of unconsolidated joint ventures decreased $4.7 million, or 138.3 percent, for 2002 as compared to 2001. This is due primarily to (i) the loss from the ARCap joint venture resulting from ARCap marking to market certain collateralized mortgage backed securities and (ii) the loss from the Ramland Realty joint venture resulting from the write off of the unbilled rents receivable and deferred lease costs related to the joint venture property's main tenant, which has been declared insolvent by the FDIC. See Note 4 to the Financial Statements.

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

Interest income decreased $0.3 million, or 44.9 percent, for 2002 as compared to 2001. This decrease was due primarily to a reduction in short-term interest rates in 2002.

General and administrative increased by $0.7 million, or 11.6 percent, for 2002 as compared to 2001. This increase is due primarily to increased payroll and payroll-related costs in 2002.

Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Operating Partnership provide leasing services to the Properties and receive compensation based on space leased. The portion of such compensation, which is capitalized and amortized, approximated $1.0 million and $0.7 million for the three month periods ended March 31, 2002 and 2001, respectively.

Depreciation and amortization increased by $0.5 million, or 2.0 percent, for 2002 over 2001. Of this increase, $1.0 million, or 4.1 percent, is due to the Acquired Properties, partially offset by a decrease of $0.5 million, or 2.1 percent, due to the Dispositions.

Interest expense decreased $2.0 million, or 7.1 percent, for 2002 as compared to 2001. This decrease is due primarily to lower interest rates on variable rate borrowings and a greater amount of capitalized interest as a result of increased construction-in-progress costs in 2002.

Costs directly related to the development of rental properties are capitalized. Capitalized development costs include interest, property taxes, insurance and other project costs incurred during the period of development. Interest capitalized by the Operating Partnership for the three month periods ended March 31, 2002 and 2001 was $5.5 million and $3.4 million, respectively.

Income before realized gains and unrealized losses on disposition of rental property decreased to $43.1 million in 2002 from $43.5 million in 2001. The decrease of approximately $0.4 million is due to the factors discussed above.

Net income available to common unitholders increased by $27.2 million, from $19.1 million in 2001 to $46.3 million in 2002. The increase was a result of unrealized loss on disposition of rental property of $20.6 million in 2001 and realized gains on disposition of $7.1 million in 2002. These were partially offset by a decrease in income before realized gains and unrealized losses on disposition of rental property of $0.4 million and an increase in preferred unit distributions of $0.1 million.

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

The Operating Partnership expects to meet its short-term liquidity requirements generally through its working capital, net cash provided by operating activities and from its unsecured facility. The Operating Partnership frequently examines potential property acquisitions and construction projects and, at any given time, one or more of such acquisitions or construction projects may be under consideration. Accordingly, the ability to fund property acquisitions and construction projects is a major part of the Operating Partnership's financing requirements. The Operating Partnership expects to meet its financing requirements through funds generated from operating activities, proceeds from property sales, long-term or short-term borrowings (including draws on the Operating Partnership's revolving credit facility) and the issuance of additional debt or equity securities.

As of March 31, 2002, the Operating Partnership's total indebtedness of $1.7 billion (weighted average interest rate of 7.07 percent) was comprised of $113.2 million of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 2.71 percent) and fixed rate debt of $1.6 billion (weighted average rate of 7.38 percent).

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

As of March 31, 2002, the Operating Partnership had outstanding borrowings of $81.0 million under its unsecured facility, as described in Note 8 to the Financial Statements (with aggregate borrowing capacity of $800.0 million). The interest rate on outstanding borrowings under the unsecured facility is currently LIBOR plus 80 basis points. The Operating Partnership may instead elect an interest rate representing the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points. The unsecured facility also currently requires a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears.

In the event of a change in the Operating Partnership's unsecured debt rating, the interest and facility fee rate will be adjusted in accordance with the following table:

OPERATING PARTNERSHIP'S                        INTEREST RATE -
UNSECURED DEBT RATINGS:                APPLICABLE BASIS POINTS    FACILITY FEE
S&P/MOODY'S/FITCH (a)                              ABOVE LIBOR    BASIS POINTS
--------------------------------------------------------------------------------
No rating or less than BBB-/Baa3/BBB-                    120.0            30.0
BBB-/Baa3/BBB-                                            95.0            20.0
BBB/Baa2/BBB (current)                                    80.0            20.0
BBB+/Baa1/BBB+                                            72.5            17.5
A-/A3/A- or higher                                        65.0            15.0

(a) If the Operating Partnership has debt ratings from two rating agencies, one of which is Standard & Poor's Rating Services ("S&P") or Moody's Investors Service ("Moody's"), the rates per the above table shall be based on the lower of such ratings. If the Operating Partnership has debt ratings from three rating agencies, one of which is S&P or Moody's, the rates per the above table shall be based on the lower of the two highest ratings. If the Operating Partnership has debt ratings from only one agency, it will be considered to have no rating or less than BBB-/Baa3/BBB- per the above table.

Subject to certain conditions, the Operating Partnership has the ability through June 22, 2002 to increase the borrowing capacity of the unsecured facility up to $1.0 billion. The unsecured facility matures in June 2003, with an extension option of one year, which would require a payment of 25 basis points of the then borrowing capacity of the credit line upon exercise. The Operating Partnership believes that the unsecured facility is sufficient to meet its revolving credit facility needs.

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

The terms of the Operating Partnership's Senior Unsecured Notes, as defined in
Note 7 to the Financial Statements (which totaled approximately $1.1 billion as of March 31, 2002), include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

As of March 31, 2002, the Operating Partnership had 234 unencumbered properties, totaling 20.8 million square feet, representing 77.2 percent of the Operating Partnership's total portfolio on a square footage basis.

The debt of the Operating Partnership's unconsolidated joint ventures aggregating $466.3 million are non-recourse to the Operating Partnership except for (i) customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations and (ii) approximately $11.1 million of debt on the Harborside Financial Center South Pier joint venture with Hyatt Corporation ("Hyatt"). Additionally, the Operating Partnership has posted an $8.0 million letter of credit in support of another loan to that joint venture, $4.0 million of which is indemnified by Hyatt. In addition, the Operating Partnership and Hyatt have guaranteed completion of the hotel project to the joint venture's construction lender. If the joint venture fails to complete the hotel project as required under the construction loan documents and the construction loan proceeds remaining to be advanced together with the capital contributed by the partners to such date are insufficient to complete the hotel project, the Operating Partnership and/or Hyatt may be required to provide additional funds sufficient to complete the hotel project.

The following table outlines the timing of payment requirements related to the Operating Partnership's debt and ground lease agreements (IN THOUSANDS):

                                                         PAYMENTS DUE BY PERIOD
                              ------------------------------------------------------------------------------
                                               LESS THAN 1       1--3       4 -- 5     6 -- 10     AFTER 10
                                     TOTAL            YEAR       YEARS       YEARS       YEARS        YEARS
------------------------------------------------------------------------------------------------------------
Senior unsecured notes         $ 1,100,196         $    --   $ 485,267    $     --   $ 614,929      $    --
Revolving credit facility           81,000              --      81,000          --          --           --
Mortgages and loans payable        542,899           2,519      23,552     475,228      41,600           --
Payments in
  lieu of taxes (PILOT)             27,970           4,723      10,581       1,911       4,204        6,551
Ground lease payments               24,127             487       1,109       1,068       2,070       19,393

As of March 31, 2002, the Operating Partnership's total debt had a weighted average term to maturity of approximately 4.6 years. The Operating Partnership does not intend to reserve funds to retire the Operating Partnership's Senior Unsecured Notes or its mortgages and loans payable upon maturity. Instead, the Operating Partnership will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities. The Operating Partnership is reviewing various refinancing options, including the issuance of additional unsecured debt, preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during the remainder of 2002 or during 2003. The Operating Partnership anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Operating Partnership's capital and liquidity needs both in the short and long-term. However, if these sources of funds are insufficient or unavailable, the Operating Partnership's ability to make the expected distributions discussed below may be adversely affected.

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

On September 13, 2000, the Board of Directors authorized an increase to the Corporation's repurchase program under which the Corporation is permitted to purchase up to an additional $150.0 million of the Corporation's outstanding common stock ("Repurchase Program"). From that date through May 6, 2002, the Corporation purchased for constructive retirement under the Repurchase Program
3.3 million shares of its outstanding common stock for an aggregate cost of approximately $91.1 million. As a result, the Corporation has a remaining authorization to repurchase up to an additional $58.9 million of its outstanding common stock, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

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

To maintain its qualification as a REIT, the Corporation must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. Moreover, the Corporation intends to continue to make regular quarterly distributions to its stockholders which, based upon current policy, in the aggregate would equal approximately $142.2 million on an annualized basis. However, any such distribution, whether for federal income tax purposes or otherwise, would only be paid out of available cash after meeting both operating requirements and scheduled debt service on the Operating Partnership's debt.

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

FFO for the three months ended March 31, 2002 and 2001, as calculated in accordance with NAREIT's definition, after adjustment for straight-lining of rents, are summarized in the following table (IN THOUSANDS):

                                                                                Three Months Ended
                                                                                     March 31,
                                                                                 2002           2001
------------------------------------------------------------------------------------------------------
Income before realized gains and unrealized losses on
      disposition of rental property, and minority interest                 $  43,146      $  43,525
Add: Real estate-related depreciation and amortization (1)                     24,449         24,003
Deduct:  Rental income adjustment for straight-lining of rents (2)             (1,713)        (3,805)
------------------------------------------------------------------------------------------------------
Funds from operations, after adjustment for straight-lining of rents        $  65,882      $  63,723
Deduct:  Distributions to preferred unitholders                                (3,943)        (3,879)
------------------------------------------------------------------------------------------------------
Funds from operations, after adjustment for straight-lining
      of rents, after distributions to preferred unitholders                $  61,939      $  59,844
======================================================================================================
Cash flows provided by operating activities                                 $  40,188      $  52,614
Cash flows used in investing activities                                     $ (40,119)     $ (38,461)
Cash flows used in financing activities                                     $ (10,768)     $ (15,612)
------------------------------------------------------------------------------------------------------
Basic weighted average units outstanding (3)                                   64,751         64,767
------------------------------------------------------------------------------------------------------
Diluted weighted average units outstanding (3)                                 71,461         71,353
------------------------------------------------------------------------------------------------------

(1) Includes the Operating Partnership's share from unconsolidated joint ventures of $714 and $721 for the three months ended March 31, 2002 and 2001, respectively.
(2) Includes the Operating Partnership's share from unconsolidated joint ventures of ($1,047) and $35 for the three months ended March 31, 2002 and 2001, respectively.
(3)  See calculations for the amounts presented in the following reconciliation.

The following schedule reconciles the Operating Partnership's basic weighted average units outstanding to the basic and diluted weighted average units outstanding presented above (IN THOUSANDS):

                                                          Three Months Ended
                                                              March 31,
                                                          2002          2001
------------------------------------------------------------------------------
Basic weighted average units:                           64,751        64,767
Add: Weighted average preferred units
      (after conversion to common units)                 6,359         6,359
      Stock options                                        351           227
------------------------------------------------------------------------------

Diluted weighted average units outstanding:             71,461        71,353
==============================================================================

INFLATION

The Operating Partnership's leases with the majority of its tenants provide for recoveries and escalation charges based upon the tenant's proportionate share of, and/or increases in, real estate taxes and certain operating costs, which reduce the Operating Partnership's exposure to increases in operating costs resulting from inflation.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Certain information discussed in this literature may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the federal securities laws, including Section 21E of the Securities Exchange Act of 1934. The Operating Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and
Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements relate to, without limitation, the Operating Partnership's future economic performance, plans and objectives for future operations and projections of revenue and other financial items. Forward-looking statements can be identified by the use of words such as "may," "will," "should," "expect," "anticipate," "estimate," "continue" or comparable terminology. Although the Operating Partnership believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, it can give no assurance that its expectations will be achieved. Forward-looking statements are inherently subject to certain risks, trends and uncertainties, many of which the Operating Partnership cannot predict with accuracy and some of which the Operating Partnership might not even anticipate. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Among the risks, trends and uncertainties are changes in the general economic conditions, including those affecting industries in which the Operating Partnership's principal tenants compete; any failure of the general economy to recover timely from the current economic downturn; the extent of any tenant bankruptcies; the Operating Partnership's ability to lease or re-lease space at current or anticipated rents; changes in the supply of and demand for office, office/flex and industrial/warehouse properties; changes in interest rate levels; changes in operating costs; the Operating Partnership's ability to obtain adequate insurance, including coverage for terrorist acts; the availability of financing; and other risks associated with the development and acquisition of properties, including risks that the development may not be completed on schedule, that the tenants will not take occupancy or pay rent, or that development or operating costs may be greater than anticipated. For further information on factors which could impact the Operating Partnership and the statements contained herein, reference should be made to the Operating Partnership's filings with the Securities and Exchange Commission including Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Annual Reports on Form 10-K. The Operating Partnership assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

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

Approximately $1.6 billion of the Operating Partnership's long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of March 31, 2002 ranged from LIBOR plus 65 basis points to LIBOR plus 80 basis points.

MARCH 31, 2002

DEBT,                          4/1/02-
INCLUDING CURRENT PORTION     12/31/02       2003       2004       2005       2006   THEREAFTER        TOTAL   FAIR VALUE
-------------------------     --------       ----       ----       ----       ----   ----------        -----   ----------
Fixed Rate                    $  2,473  $ 195,501  $ 312,110  $ 254,598  $ 219,814    $ 623,190  $ 1,607,686  $ 1,647,593

Average Interest Rate             7.72%      7.30%      7.34%      7.13%      7.06%        7.70%        7.38%

Variable Rate                           $  81,000                                     $  32,178  $   113,178  $   113,178

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

          None.

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

----------
(b)  Reports on Form 8-K

     During the first quarter of 2002, the Operating Partnership did not file any reports on Form 8-K.

                             MACK-CALI REALTY, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Mack-cali Realty, L.P.
                                            ----------------------
                                            (Registrant)
                                            By: Mack-Cali Realty Corporation,
                                                its General Partner

Date: May 8, 2002                       By: /s/ MITCHELL E. HERSH
                                            -----------------------
                                            Mitchell E. Hersh
                                            Chief Executive Officer

Date: May 8, 2002                       By: /s/ BARRY LEFKOWITZ
                                            -----------------------
                                            Barry Lefkowitz
                                            Executive Vice President &
                                             Chief Financial Officer