Form 10-Q
period 2002-06-30
MACK CALI REALTY L P
filed 2002-08-14
CIK 1067063

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
/X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

For the quarterly period ended June 30, 2002

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

For the transition period from             to
Commission file number 333-57103-01

                             Mack-Cali Realty, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                   22-3315804
-------------------------------------      -------------------------------------
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

                             MACK-CALI REALTY, L.P.

                                    FORM 10-Q

                                      INDEX

                                                                                                        PAGE
PART I    FINANCIAL INFORMATION

          Item 1.   Financial Statements:

                    Consolidated Balance Sheets as of June 30, 2002
                         and December 31, 2001                                                            4

                    Consolidated Statements of Operations for the three and six month
                         periods ended June 30, 2002 and 2001                                             5

                    Consolidated Statement of Changes in Partners' Capital
                         for the six months ended June 30, 2002                                           6

                    Consolidated Statements of Cash Flows for the six months
                         ended June 30, 2002 and 2001                                                     7

                    Notes to Consolidated Financial Statements                                          8-27

          Item 2.   Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                                      28-38

          Item 3.   Quantitative and Qualitative Disclosures about Market Risk                           39

PART II   OTHER INFORMATION AND SIGNATURES

          Item 1.   Legal Proceedings                                                                    40

          Item 2.   Changes in Securities and Use of Proceeds                                            40

          Item 3.   Defaults Upon Senior Securities                                                      40

          Item 4.   Submission of Matters to a Vote of Security Holders                                  40

          Item 5.   Other Information                                                                    40

          Item 6.   Exhibits                                                                            41-45

                    Signatures                                                                           46

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

          The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                                                         June 30,
                                                                                             2002       December 31,
ASSETS                                                                                (UNAUDITED)              2001
----------------------------------------------------------------------------------------------------------------------
Rental property
   Land and leasehold interests                                                      $    505,363        $   479,358
   Buildings and improvements                                                           2,977,233          2,751,453
   Tenant improvements                                                                    152,230            140,071
   Furniture, fixtures and equipment                                                        7,326              7,189
----------------------------------------------------------------------------------------------------------------------
                                                                                        3,642,152          3,378,071
   Less - accumulated depreciation and amortization                                      (399,041)          (350,705)
----------------------------------------------------------------------------------------------------------------------
                                                                                        3,243,111          3,027,366
   Rental property held for sale, net                                                     120,109            384,626
----------------------------------------------------------------------------------------------------------------------
     Net investment in rental property                                                  3,363,220          3,411,992
Cash and cash equivalents                                                                  64,939             12,835
Investments in unconsolidated joint ventures                                              172,611            146,540
Unbilled rents receivable, net                                                             61,526             60,829
Deferred charges and other assets, net                                                    101,407            101,499
Restricted cash                                                                             7,358              7,914
Accounts receivable, net of allowance for doubtful accounts
     of $685 and $752                                                                       4,447              5,161
----------------------------------------------------------------------------------------------------------------------

Total assets                                                                         $  3,775,508        $ 3,746,770
======================================================================================================================

LIABILITIES AND PARTNERS' CAPITAL
----------------------------------------------------------------------------------------------------------------------
Senior unsecured notes                                                               $  1,097,087        $ 1,096,843
Revolving credit facilities                                                                66,600             59,500
Mortgages and loans payable                                                               541,972            543,807
Distributions payable                                                                      44,493             44,069
Accounts payable and accrued expenses                                                      61,546             64,620
Rents received in advance and security deposits                                            33,212             33,512
Accrued interest payable                                                                   25,639             25,587
----------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                  1,870,549          1,867,938
----------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

PARTNERS' CAPITAL:
Preferred units 215,894 and 220,340 units outstanding                                     221,445            226,005
General partner, 57,666,984 and 56,712,270 common units outstanding                     1,465,111          1,432,588
Limited partners, 7,858,490 and 7,954,775 common units outstanding                        209,879            211,715
Unit warrants, 2,000,000 and 2,000,000 outstanding                                          8,524              8,524
----------------------------------------------------------------------------------------------------------------------
     Total partners' capital                                                            1,904,959          1,878,832
----------------------------------------------------------------------------------------------------------------------

Total liabilities and partners' capital                                              $  3,775,508        $ 3,746,770
======================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS) (UNAUDITED)

                                                                     Three Months Ended              Six Months Ended
                                                                          June 30,                       June 30,
REVENUES                                                             2002          2001            2002          2001
----------------------------------------------------------------------------------------------------------------------
Base rents                                                      $ 122,049     $ 129,419       $ 248,506     $ 254,795
Escalations and recoveries from tenants                            14,427        13,430          27,697        28,192
Parking and other                                                   4,536         3,060           7,600         5,406
Interest income                                                       446           472             784         1,085
----------------------------------------------------------------------------------------------------------------------
     Total revenues                                               141,458       146,381         284,587       289,478
----------------------------------------------------------------------------------------------------------------------

EXPENSES
----------------------------------------------------------------------------------------------------------------------
Real estate taxes                                                  15,369        15,510          30,702        30,797
Utilities                                                           9,307        10,699          19,437        22,655
Operating services                                                 16,541        17,686          32,739        35,565
General and administrative                                          7,903         6,856          14,608        12,866
Depreciation and amortization                                      27,522        21,951          51,475        45,435
Interest expense                                                   25,596        28,555          51,955        56,920
----------------------------------------------------------------------------------------------------------------------
     Total expenses                                               102,238       101,257         200,916       204,238
----------------------------------------------------------------------------------------------------------------------

Equity in earnings of unconsolidated joint ventures                 9,374         2,037           8,069         5,446
----------------------------------------------------------------------------------------------------------------------
Income before realized gains (losses) and unrealized losses
   on disposition of rental property                               48,594        47,161          91,740        90,686
Realized gains (losses) and unrealized losses on
   disposition of rental property, net                             (4,840)       22,510           2,258         1,947
----------------------------------------------------------------------------------------------------------------------
Net income                                                         43,754        69,671          93,998        92,633
Preferred unit distributions                                       (3,863)       (3,879)         (7,806)       (7,758)
----------------------------------------------------------------------------------------------------------------------

Net income available to common unitholders                      $  39,891     $  65,792       $  86,192     $  84,875
======================================================================================================================

Basic earnings per unit                                         $    0.61     $    1.02       $    1.33     $    1.31

Diluted earnings per unit                                       $    0.61     $    0.98       $    1.31     $    1.30

Distributions declared per common unit                          $    0.62     $    0.61       $    1.24     $    1.22
----------------------------------------------------------------------------------------------------------------------

Basic weighted average units outstanding                           65,168        64,476          64,961        64,621

Diluted weighted average units outstanding                         65,606        71,044          71,702        71,198
----------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (IN THOUSANDS)
(UNAUDITED)

                                           General   Limited
                               Preferred   Partner   Partner       Preferred       General      Limited        Unit
                                   Units     Units     Units     Unitholders       Partner     Partners    Warrants         Total
----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2002           220    56,712     7,955       $ 226,005   $ 1,432,588    $ 211,715    $  8,524   $ 1,878,832
   Net income                         --        --        --           7,806        75,654       10,538          --        93,998
   Distributions                      --        --        --          (7,806)      (71,232)      (9,802)         --       (88,840)
Redemption of Preferred
   Units for limited partner
   units                              (4)       --       128          (4,560)           --        4,560          --            --
   Redemption of limited
    partner units for
    shares of common stock            --       225      (225)             --         7,132       (7,132)         --            --
   Contributions - proceeds
    from stock
    options exercised                 --       630        --              --        16,572           --          --        16,572
Contributions - proceeds
   from Stock Warrants
   exercised                          --       105        --              --         3,465           --          --         3,465
   Deferred compensation
    plan for directors                --        --        --              --            83           --          --            83
   Amortization of stock
    compensation                      --        --        --              --         1,001           --          --         1,001
   Repurchase of general
    partner units                     --        (5)       --              --          (152)          --          --          (152)
----------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2002             216    57,667     7,858       $ 221,445   $ 1,465,111    $ 209,879    $  8,524   $ 1,904,959
==================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)

                                                                                               Six Months Ended
                                                                                                   June 30,
CASH FLOWS FROM OPERATING ACTIVITIES                                                         2002             2001
------------------------------------------------------------------------------------------------------------------
Net income                                                                              $  93,998       $   92,633
Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                                       51,475           45,435
       Amortization of stock compensation                                                   1,001              630
       Amortization of deferred financing costs and debt discount                           2,353            2,513
       Equity in earnings of unconsolidated joint ventures                                 (8,069)          (5,446)
       Realized (gains) losses and unrealized losses on disposition
         of rental property, net                                                           (2,258)          (1,947)
Changes in operating assets and liabilities:
       Increase in unbilled rents receivable, net                                          (3,996)          (7,737)
       Decrease (increase) in deferred charges and other assets, net                      (12,200)          (1,454)
       Decrease in accounts receivable, net                                                   714              125
       Decrease in accounts payable and accrued expenses                                   (3,074)          (1,896)
       (Increase) decrease  in rents received in advance and security deposits               (300)             829
       Decrease in accrued interest payable                                                    52            9,337
------------------------------------------------------------------------------------------------------------------

       Net cash provided by operating activities                                        $ 119,696       $  133,022
==================================================================================================================

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------------------------------------------------------------------------------------
Additions to rental property                                                            $ (81,895)      $ (148,144)
Repayment of notes receivable                                                               3,240            5,983
Investments in unconsolidated joint ventures                                              (35,260)         (24,462)
Distributions from unconsolidated joint ventures                                           17,272           19,056
Proceeds from sales of rental property                                                     92,503           44,787
Increase in restricted cash                                                                  (556)            (935)
------------------------------------------------------------------------------------------------------------------

     Net cash used in investing activities                                              $  (4,696)      $ (103,715)
==================================================================================================================

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------------------------------------------------------------------------------------
Proceeds from senior unsecured notes                                                    $      --       $  298,269
Proceeds from revolving credit facilities                                                 204,400          218,484
Repayments of revolving credit facilities                                                (197,300)        (490,825)
Proceeds from mortgages and loans payable                                                      --           70,000
Repayments of mortgages and loans payable                                                  (1,466)          (3,871)
Repurchase of general partner units                                                          (152)         (24,055)
Payment of financing costs                                                                     --           (3,159)
Proceeds from stock options exercised                                                      16,572            2,389
Proceeds from Stock Warrants exercised                                                      3,465               --
Payment of distributions                                                                  (88,415)         (86,980)
------------------------------------------------------------------------------------------------------------------

     Net cash used in financing activities                                              $ (62,896)      $  (19,748)
==================================================================================================================

Net increase in cash and cash equivalents                                               $  52,104       $    9,559
Cash and cash equivalents, beginning of period                                          $  12,835       $   13,179
------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                                $  64,939       $   22,738
==================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE/UNIT AMOUNTS)


1. ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION
Mack-Cali Realty, L.P., a Delaware limited partnership, and its subsidiaries (the "Operating Partnership"), was formed on May 31, 1994 to conduct the business of leasing, management, acquisition, development, construction and tenant-related services for its sole general partner, Mack-Cali Realty Corporation and its subsidiaries (the "Corporation" or "General Partner"). The Operating Partnership, through its operating divisions and subsidiaries, including the Mack-Cali property-owning partnerships and limited liability companies (collectively, the "Property Partnerships"), as described below, is the entity through which all of the General Partner's operations are conducted. The Property Partnerships, which are not legal entities, consist of partnerships and limited liability companies which are engaged in the ownership and operation of the Properties (as hereinafter defined) of the Operating Partnership.

The General Partner is a fully integrated, self-administered, self-managed real estate investment trust ("REIT"). The General Partner controls the Operating Partnership as its sole general partner, and owned an 88.0 percent and 87.7 percent common unit interest in the Operating Partnership as of June 30, 2002 and December 31, 2001, respectively.

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

As of June 30, 2002, the Operating Partnership owned or had interests in 258 properties plus developable land (collectively, the "Properties"). The Properties aggregate approximately 27.6 million square feet, and are comprised of 150 office buildings and 96 office/flex buildings, totaling approximately
27.1 million square feet (which include five office buildings and one office/flex building aggregating 1.5 million square feet, owned by unconsolidated joint ventures in which the Operating Partnership has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, three stand-alone retail properties totaling approximately 118,040 square feet (which includes one retail property totaling approximately 100,740 square feet, owned by an unconsolidated joint venture in which the Operating Partnership has an investment interest), and three land leases. The Properties are located in 10 states, primarily in the Northeast, plus the District of Columbia.

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

2. SIGNIFICANT ACCOUNTING POLICIES

RENTAL
PROPERTY Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition and development of rental properties are capitalized. Capitalized development costs include interest, property taxes, insurance and other project costs incurred during the period of development. Included in total rental property is construction-in-progress of $270,134 and $210,463 as of June 30, 2002 and December 31, 2001,
                    respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

                    Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

                    Leasehold interests                                 Remaining lease term
                    ---------------------------------      ---------------------------------

                    Buildings and improvements                                 5 to 40 years
                    ---------------------------------      ---------------------------------
                    Tenant improvements                           The shorter of the term of
                                                            the related lease or useful life
                    ---------------------------------      ---------------------------------
                    Furniture, fixtures and equipment                          5 to 10 years
                    ---------------------------------      ---------------------------------

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

                    If circumstances arise that previously were considered unlikely and, as a result, the Operating Partnership decides not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured individually at the lower of its (a) carrying amount before the property was classified as held for sale, adjusted for any depreciation (amortization) expense that would have been recognized had the property been continuously classified as held and used, or (b) the fair value at the date of the subsequent decision not to sell. See Note 6.

                    Effective January 1, 2002, the Operating Partnership adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No.
                    121. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. SFAS No. 144 retains the requirements of SFAS No. 121 regarding impairment loss recognition and measurement. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. As the statement requires implementation on a prospective basis, properties which were identified as held for sale by the Operating Partnership prior to January 1, 2002 are presented in the accompanying financial statements in a manner consistent with the prior year's presentation. As there were no additional properties identified as held for sale in the six months ended June 30, 2002, the Operating Partnership did not report any discontinued operations for the presented periods.

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

DEFERRED
FINANCING COSTS     Costs incurred in obtaining financing are capitalized and
                    amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $1,176 and $1,161 for the three months ended June 30, 2002 and 2001, respectively, and $2,353 and $2,282 for the six months ended June 30, 2002 and 2001, respectively.

DEFERRED
LEASING COSTS       Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease.
                    Certain employees of the Operating Partnership are compensated for providing leasing services to the Properties. The portion of such compensation, which is capitalized and amortized, approximated $706 and $863 for the three months ended June 30, 2002 and 2001, respectively, and $1,696 and $1,603 for the six months ended June 30, 2002 and 2001, respectively.

RESTRICTED CASH     Restricted cash includes tenant security deposits and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements.

REVENUE
RECOGNITION         Base rental revenue is recognized on a straight-line basis over the terms of the respective leases. Unbilled rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements. Parking and other revenue includes income from parking spaces leased to tenants, income from tenants for additional services provided by the Operating Partnership, income from tenants for early lease terminations and income from managing and/or leasing properties for third parties.

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

EARNINGS
PER UNIT The Operating Partnership presents both basic and diluted earnings per unit ("EPU"). Basic EPU excludes dilution and is computed by dividing net income available to common unitholders by the weighted average number of units outstanding for the period. Diluted EPU reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common units, where such exercise or conversion would result in a lower EPU amount.

DIVIDENDS AND
DISTRIBUTIONS
PAYABLE The distributions payable at June 30, 2002 represents distributions payable to common unitholders of record as of July 3, 2002 (65,532,174 common units) and preferred distributions payable to preferred unitholders (215,894 preferred units) for the second quarter 2002. The second quarter 2002 common unit distributions of $0.62 per common unit, as well as the second quarter preferred unit distribution of $17.8932 per preferred unit, were approved by the Board of Directors on June 19, 2002 and paid on July 22, 2002.

                    The distributions payable at December 31, 2001 represents distributions payable to common unitholders of record as of January 4, 2002 (64,720,615 common units) and preferred distributions payable to preferred unitholders (220,340 preferred units) for the fourth quarter 2001. The fourth quarter 2001 common unit distributions of $0.62 per share and per common unit, as well as the fourth quarter preferred unit distribution of $17.8932 per preferred unit, were approved by the Board of Directors on December 18, 2001 and paid on January 22, 2002.

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

3. ACQUISITIONS, PROPERTIES PLACED IN SERVICE AND PROPERTY SALES

LAND ACQUISITIONS
On June 12, 2002, the Operating Partnership acquired three land parcels located in Hawthorne and Yonkers, Westchester County, New York in one transaction for a total cost of approximately $2,600. The land was acquired from an entity whose principals include Timothy M. Jones, Robert F. Weinberg and Martin S. Berger, each of whom are affiliated with the Operating Partnership as the President of the Corporation, a current member of the Board of Directors and a former member of the Board of Directors of the Corporation, respectively. In connection with the Operating Partnership's acquisition of 65 Class A properties from The Robert Martin Company ("Robert Martin") in January 1997, as subsequently modified, the Corporation granted Robert Martin the right to designate one seat on the Corporation's Board of Directors ("RM Board Seat"). Robert Martin designated Martin S. Berger and Robert F. Weinberg to jointly share the RM Board Seat, as follows: Mr. Weinberg served as a member of the Board of the Directors of the Corporation from 1997 until December 1, 1998, at which time Mr. Weinberg resigned and Mr. Berger was appointed to serve in such capacity. Mr. Berger served as a member of the Board of Directors of the Corporation from December 1, 1998 until March 6, 2001, at which time Mr. Berger resigned and Mr. Weinberg was appointed to serve in such capacity until the

Corporation's 2003 annual meeting of stockholders. If the Corporation elects to nominate for re-election to its Board of Directors a designee of Robert Martin at the Corporation's 2003 annual meeting of stockholders, then Mr. Berger and Mr. Weinberg have agreed that Mr. Berger will be so nominated and the seat will be rotated among Mr. Berger and Mr. Weinberg every 12 months commencing on the 12 month anniversary of the 2003 annual meeting of stockholders. Upon the death of Mr. Berger or Mr. Weinberg, the surviving person shall solely fill the remainder of the term of the RM Board Seat.

PROPERTY PLACED IN SERVICE
The Operating Partnership placed in service the following property during the six months ended June 30, 2002:

-----------------------------------------------------------------------------------------------------------
                                                                                                 Investment
Date Placed                                                               # of      Rentable   by Operating
in Service    Property Name         Location                             Bldgs.   Square Feet   Partnership
-----------------------------------------------------------------------------------------------------------
OFFICE/FLEX:
4/01/02       125 Clearbrook Road   Elmsford, Westchester County, NY          1        33,000    $    4,638
-----------------------------------------------------------------------------------------------------------

PROPERTY SALES
The Operating Partnership sold the following properties during the six months ended June 30, 2002:

---------------------------------------------------------------------------------------------------------------------------------
Sale                                                                     # of                Net Sales    Net Book      Realized
Date          Property/Portfolio Name    Location                      Bldgs.      Sq. Ft.    Proceeds       Value   Gain (Loss)
---------------------------------------------------------------------------------------------------------------------------------
OFFICE:
05/13/02      Dallas Portfolio (a)       Metro Dallas, TX                   4      488,789   $  33,115    $ 34,760     $ (1,645)
05/29/02      750 South Richfield        Aurora, Arapahoe County, CO        1      108,240      20,631      21,291         (660)
                Street
06/06/02      Houston Portfolio (b)      Houston, Harris County, TX         3      413,107      25,482      24,393        1,089

RESIDENTIAL:
1/30/02       25 Martine Avenue          White Plains, Westchester          1    124 units      17,559      10,461        7,098
                                           County, NY

LAND:
04/25/02      Horizon Center Land        Hamilton Township, Mercer        n/a    0.8 acres         758          41          717
                                           County, NJ
---------------------------------------------------------------------------------------------------------------------------------

TOTAL PROPERTY SALES:                                                       9    1,010,136   $  97,545    $ 90,946      $ 6,599
=================================================================================================================================

(a) On May 13, 2002, the Operating Partnership sold 3100 Monticello, 2300 Valley View, 150 West Parkway and 555 Republic Place in a single transaction with one buyer, Brookview Properties, L.P., an entity that includes a partner, whose principals include Paul A. Nussbaum, a former member of the Board of Directors of the Corporation. The Operating Partnership provided the purchaser with a $5,000 subordinated loan that bears interest at 15 percent with a current pay rate of 11 percent. The entire principal of the loan is payable at maturity in November 2007. In conjunction with the Purchaser's subsequent sale of one of its acquired properties, the purchaser repaid $953 of the loan principal through June 30, 2002. In July 2002, the purchaser repaid an additional $564 of the loan principal.
(b) On June 6, 2002, the Operating Partnership sold 1717 St. James Place, 5300 Memorial Drive and 10497 Town & Country Way in a single transaction with one buyer, Parkway Properties LP.

4. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

The debt of the Operating Partnership's unconsolidated joint ventures aggregating $467,435 are non-recourse to the Operating Partnership, except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations and except as otherwise indicated below.

PRU-BETA 3 (NINE CAMPUS DRIVE)
On March 27, 1998, the Operating Partnership acquired a 50 percent interest in an existing joint venture with The Prudential Insurance Company of America ("Prudential"), known as Pru-Beta 3, which owned and operated Nine Campus Drive, a 156,495 square-foot office building, located in the Mack-Cali Business Campus office complex in Parsippany, Morris County, New Jersey. On November 5, 2001, the Operating Partnership acquired the remaining interest in the property for approximately $15,073. The property has been consolidated in the Operating Partnership's financial statements subsequent to the acquisition of the remaining interest. The Operating Partnership performed management and leasing services for the property when it was owned by the joint venture and recognized $75 in fees for such services in the six months ended June 30, 2001.

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

     LAVA RIDGE
     Lava Ridge is an office complex of three two-story buildings aggregating 183,200 square feet located in Roseville, Placer County, California, which was constructed and placed in service by the venture. On May 30, 2002, the venture sold the office complex for approximately $31,700.

     PACIFIC PLAZA I & II
     Pacific Plaza I & II is a two-phase development joint venture project, located in the city of Daly City, San Mateo County, California between HPMC Development Partners II, L.P. and a third-party entity. Phase I of the project, which was placed in service in August 2001, consists of a nine-story office building, aggregating 369,682 square feet. Phase II, which is currently under construction, will comprise a three-story retail and theater complex. The theater portion of Phase II was placed in service in June 2002. The Operating Partnership performs management services for this property owned by the joint venture and recognized $50 and zero in fees for such services in the three months ended June 30, 2002 and 2001, respectively.

     STADIUM GATEWAY
     Stadium Gateway is a development joint venture project located in Anaheim, Orange County, California between HPMC Development Partners II, L.P. and a third-party entity. The venture has constructed a six-story, 261,554 square-foot office building, which was placed in service in January 2002.

G&G MARTCO (CONVENTION PLAZA)
On April 30, 1998, the Operating Partnership acquired a 49.9 percent interest in an existing joint venture, known as G&G Martco, which owns Convention Plaza, a 305,618 square-foot office building, located in San Francisco, San Francisco County, California. A portion of the Operating Partnership's initial investment was financed through the issuance of common units, as well as funds drawn from the Operating Partnership's credit facilities. Subsequently, on June 4, 1999, the Operating Partnership acquired an additional 0.1 percent interest in G&G Martco through the issuance of common units. The Operating Partnership performs management and leasing services for the property owned by the joint venture and recognized $126 and $110 in fees for such services in the six months ended June 30, 2002 and 2001, respectively.

AMERICAN FINANCIAL EXCHANGE L.L.C.
On May 20, 1998, the Operating Partnership entered into a joint venture agreement with Columbia Development Company, L.L.C. to form American Financial Exchange L.L.C. The venture was initially formed to acquire land for future development, located on the Hudson River waterfront in Jersey City, Hudson County, New Jersey, adjacent to the Operating Partnership's Harborside Financial Center office complex. The Operating Partnership holds a 50 percent interest in the joint venture. Among other things, the partnership agreement provides for a preferred return on the Operating Partnership's invested capital in the venture, in addition to the Operating Partnership's proportionate share of the venture's profit, as defined in the agreement. The joint venture acquired land on which it constructed a parking facility, a portion of which is currently licensed to a parking operator. Such parking facility serves a ferry service between the Operating Partnership's Harborside property and Manhattan. In the fourth quarter 2000, the joint venture started construction of Plaza 10, a 575,000 square-foot office building, on certain of the land owned by the venture. Plaza 10 is 100 percent pre-leased to Charles Schwab & Co. Inc. ("Schwab") for a 15-year term. The lease agreement obligates the venture, among other things, to deliver space to the tenant by required timelines and offers expansion options, at the tenant's election. Such options may obligate the venture to construct an additional building or, at the Operating Partnership's option to make space available in any of its existing Harborside properties. Should the venture be unable to or choose not to provide such expansion space, the venture would be liable to Schwab for its actual damages, in no event to exceed $15,000. The amount of Schwab's actual damages, up to $15,000, has been guaranteed by the Operating Partnership. The project under construction, which is anticipated to be completed in late 2002, is currently projected to cost the Operating Partnership approximately $145,000, of which $101,394 has been incurred by the Operating Partnership through June 30, 2002.

RAMLAND REALTY ASSOCIATES L.L.C. (ONE RAMLAND ROAD)
On August 20, 1998, the Operating Partnership entered into a joint venture agreement with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C. The venture was formed to own, manage and operate One Ramland Road, a 232,000 square-foot office/flex building plus adjacent developable land, located in Orangeburg, Rockland County, New York. In August 1999, the joint venture completed redevelopment of the property and placed the office/flex building in service. The Operating Partnership holds a 50 percent interest in the joint venture. The property's principal tenant, Superior Bank has been declared insolvent and taken over by the Federal Deposit Insurance Corporation (FDIC). The tenant continued to meet its rental payment obligation through June 2002. In July 2002, the tenant vacated the premises and the FDIC notified the joint venture that they are rejecting the lease as of July 16, 2002. As a result of the uncertainty regarding the tenant's ability to meet its obligations through the remainder of the term of its lease, the joint venture wrote off unbilled rents receivable of $1,573 and deferred lease costs of $705, which is included in the Operating Partnership's equity in earnings for the six months ended June 30, 2002. The Operating Partnership performs management, leasing and other services for the property owned by the joint venture and recognized $49 and $58 in fees for such services in the six months ended June 30, 2002 and 2001, respectively.

ASHFORD LOOP ASSOCIATES L.P. (1001 SOUTH DAIRY ASHFORD/2100 WEST LOOP SOUTH)
On September 18, 1998, the Operating Partnership entered into a joint venture agreement with Prudential to form Ashford Loop Associates L.P. The venture was formed to own, manage and operate 1001 South Dairy Ashford, a 130,000 square-foot office building acquired on September 18, 1998 and 2100 West Loop South, a 168,000 square-foot office building acquired on November 25, 1998, both located in Houston, Harris County, Texas. The Operating Partnership holds a 20 percent interest in the joint venture. The Operating Partnership performed management and leasing services through March 2002 for the properties owned by the joint venture and recognized $57 and $94 in fees for such services in the six months ended June 30, 2002 and 2001, respectively. Under certain circumstances, Prudential has the right to convert its interest in the venture into common stock of the Corporation at a discount to the stock's fair market value, based on the underlying fair value of Prudential's interest in the venture at the time of conversion.

In May 2002, the Operating Partnership sent a notice to Prudential electing to exercise its option under the buy-sell provisions of the joint venture agreement. Subsequently, Prudential sent notice to the Operating Partnership that it was exercising its option to put its interest in the joint venture to the Operating Partnership in exchange for common stock of the Corporation as described above. Pursuant to the provisions of the joint venture agreement, the Operating Partnership, at its option, can elect to exchange cash in lieu of stock for Prudential's interest. The Operating Partnership believes its prior exercise of the buy-sell provisions acts to foreclose Prudential's subsequent election to exchange its interest for stock, a position being disputed by Prudential. The partners are currently in discussions about the relevant provisions of the agreement. However, the ultimate resolution of the dispute is not yet determinable.

ARCAP INVESTORS, L.L.C.
In 1999, the Operating Partnership invested $20,000 in ARCap Investors, L.L.C., a joint venture with several participants, which was formed to invest in sub-investment grade tranches of commercial mortgage-backed securities ("CMBS"). William L. Mack, Chairman of the Board of Directors of the Corporation, is a principal of an entity that owns approximately 28 percent of the venture and has nominated a member of its board of directors. At June 30, 2002, the venture held approximately $645,469 of assets, comprised principally of subordinated CMBS recorded at market value.

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

SOUTH PIER AT HARBORSIDE - HOTEL DEVELOPMENT
On November 17, 1999, the Operating Partnership entered into an agreement with Hyatt Corporation ("Hyatt") to develop a 350-room hotel on the Operating Partnership's South Pier at Harborside Financial Center, Jersey City, Hudson County, New Jersey, which commenced operations in July 2002. The total cost of the project is estimated to be approximately $103,000. The venture has obtained a construction loan of $63,700, of which each partner, including the Operating Partnership, has severally guaranteed repayment of approximately $11,148. Additionally, the Operating Partnership has posted an $8,000 letter of credit in support of another loan to the joint venture, $4,000 of which is indemnified by Hyatt. In addition, the Operating Partnership and Hyatt have guaranteed completion of the hotel project to the joint venture's construction lender. If the joint venture fails to complete the hotel project as required under the construction loan documents and the construction loan proceeds remaining to be advanced together with the capital contributed by the partners to such date are insufficient to complete the hotel project, the Operating Partnership and/or Hyatt may be required to provide additional funds sufficient to complete the hotel project.

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the financial position of the unconsolidated joint ventures in which the Operating Partnership had investment interests as of June 30, 2002 and December 31, 2001:

                                                                     June 30, 2002
                                    ----------------------------------------------------------------------------------------
                                                                              American
                                                                      G&G    Financial     Ramland     Ashford
                                     Pru-Beta 3          HPMC      Martco     Exchange      Realty        Loop         ARCap
----------------------------------------------------------------------------------------------------------------------------
ASSETS:
   Rental property, net                  $   --      $     --    $  8,901    $ 108,416    $ 17,467    $ 36,871     $      --
   Other assets                              --        16,883       3,648          189       2,814       1,416       645,469
----------------------------------------------------------------------------------------------------------------------------
   Total assets                              --      $ 16,883    $ 12,549    $ 108,605    $ 20,281    $ 38,287     $ 645,469
============================================================================================================================
LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
   Mortgages and loans payable           $   --      $     --    $ 50,000    $      --    $ 15,628    $     --     $ 324,422
   Other liabilities                         --            25       1,766        6,158          73         708         3,935
   Partners'/members' capital                --        16,858     (39,217)     102,447       4,580      37,579       317,112
----------------------------------------------------------------------------------------------------------------------------
   Total liabilities and
   partners'/members' capital            $   --      $ 16,883    $ 12,549    $ 108,605    $ 20,281    $ 38,287     $ 645,469
============================================================================================================================
Operating Partnership's net
   investment in unconsolidated
   joint ventures                        $   --      $ 16,337    $  2,921    $ 109,127    $  1,862    $  7,956     $  18,085
----------------------------------------------------------------------------------------------------------------------------

                                                   June 30, 2002
                                    ---------------------------------------
                                          MC-SJP
                                          Morris    Harborside     Combined
                                          Realty    South Pier        Total
---------------------------------------------------------------------------
ASSETS:
   Rental property, net                 $ 17,173       $89,841   $  278,669
   Other assets                            1,010           100      671,529
---------------------------------------------------------------------------
   Total assets                         $ 18,183       $89,941   $  950,198
===========================================================================
LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
   Mortgages and loans payable          $ 17,710       $59,675   $  467,435
   Other liabilities                         146         3,434       16,245
   Partners'/members' capital                327        26,832      466,518
---------------------------------------------------------------------------
   Total liabilities and
   partners'/members' capital           $ 18,183       $89,941   $  950,198
===========================================================================
Operating Partnership's net
   investment in unconsolidated
   joint ventures                       $    186       $16,137   $  172,611
---------------------------------------------------------------------------

                                                                        December 31, 2001
                                    ----------------------------------------------------------------------------------------
                                                                              American
                                                                      G&G    Financial     Ramland     Ashford
                                     Pru-Beta 3          HPMC      Martco     Exchange      Realty        Loop        ARCap
----------------------------------------------------------------------------------------------------------------------------
ASSETS:
   Rental property, net                  $   --      $ 19,556    $  9,598    $  81,070    $ 18,119    $ 37,157     $      --
   Other assets                             732        20,267       2,163          120       4,822       1,150       595,937
----------------------------------------------------------------------------------------------------------------------------
   Total assets                          $  732      $ 39,823    $ 11,761    $  81,190    $ 22,941    $ 38,307     $ 595,937
============================================================================================================================
LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
   Mortgages and loans payable           $   --      $ 13,976    $ 50,000    $      --    $ 15,974    $     --     $ 324,819
   Other liabilities                         --           897       1,196        9,667          83         949         3,736
   Partners'/members' capital               732        24,950     (39,435)      71,523       6,884      37,358       267,382
----------------------------------------------------------------------------------------------------------------------------
   Total liabilities and
   partners'/members' capital            $  732      $ 39,823    $ 11,761    $  81,190    $ 22,941    $ 38,307     $ 595,937
============================================================================================================================
Operating Partnership's net
   investment in unconsolidated
   joint ventures                        $  350      $ 24,545    $  2,795    $  74,651    $  3,014    $  7,809     $  17,897
----------------------------------------------------------------------------------------------------------------------------

                                                December 31, 2001
                                    ---------------------------------------
                                          MC-SJP
                                          Morris    Harborside     Combined
                                          Realty    South Pier        Total
---------------------------------------------------------------------------
ASSETS:
   Rental property, net                 $ 16,607    $   63,236   $  245,343
   Other assets                              107           100      625,398
---------------------------------------------------------------------------
   Total assets                         $ 16,714    $   63,336   $  870,741
===========================================================================
LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
   Mortgages and loans payable          $ 16,795    $   34,107   $  455,671
   Other liabilities                         103         2,927       19,558
   Partners'/members' capital               (184)       26,302      395,512
---------------------------------------------------------------------------
   Total liabilities and
   partners'/members' capital           $ 16,714    $   63,336   $  870,741
===========================================================================
Operating Partnership's net
   investment in unconsolidated
   joint ventures                       $    183    $   15,296   $  146,540
---------------------------------------------------------------------------

The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Operating Partnership had investment interests during the three months ended June 30, 2002 and 2001:

                                                                Three Months Ended June 30, 2002
                                    ----------------------------------------------------------------------------------------
                                                                              American
                                                                      G&G    Financial     Ramland     Ashford
                                     Pru-Beta 3          HPMC      Martco     Exchange      Realty        Loop        ARCap
----------------------------------------------------------------------------------------------------------------------------
Total revenues                          $    --      $ 10,779    $  3,354       $  176    $    767    $  1,254     $  40,282
Operating and other expenses                 --          (268)       (883)         (10)       (263)       (841)       (5,275)
Depreciation and amortization                --          (256)       (406)         (10)       (223)       (325)           --
Interest expense                             --           (82)       (488)          --        (208)         --        (6,490)
----------------------------------------------------------------------------------------------------------------------------

Net income                              $    --      $ 10,173    $  1,577       $  156    $     73    $     88     $  28,517
============================================================================================================================
Operating Partnership's equity in
   earnings of unconsolidated
   joint ventures                       $    13      $  4,705    $    945       $  156    $     36    $     16     $   3,503
----------------------------------------------------------------------------------------------------------------------------

                                        Three Months Ended June 30, 2002
                                    ---------------------------------------
                                          MC-SJP
                                          Morris    Harborside     Combined
                                          Realty    South Pier        Total
---------------------------------------------------------------------------
Total revenues                            $   --    $       --   $   56,612
Operating and other expenses                  --           (10)      (7,550)
Depreciation and amortization                 --            --       (1,220)
Interest expense                              --            --       (7,268)
---------------------------------------------------------------------------

Net income                                $   --    $      (10)  $   40,574
===========================================================================
Operating Partnership's equity in
   earnings of unconsolidated
   joint ventures                         $   --    $       --   $    9,374
---------------------------------------------------------------------------

                                                                Three Months Ended June 30, 2001
                                    -----------------------------------------------------------------------------------------
                                                                              American
                                                                      G&G    Financial     Ramland     Ashford
                                     Pru-Beta 3         HPMC       Martco     Exchange      Realty        Loop        ARCap
-----------------------------------------------------------------------------------------------------------------------------
Total revenues                          $ 1,235      $ 13,936    $  3,084       $  158    $    989    $  1,491     $   8,504
Operating and other expenses               (369)         (774)       (845)          (7)       (264)       (699)       (2,179)
Depreciation and amortization              (299)         (592)       (387)          (5)       (236)       (232)           --
Interest expense                             --          (929)       (808)          --        (299)         --        (4,903)
-----------------------------------------------------------------------------------------------------------------------------

Net income                              $   567      $ 11,641    $  1,044       $  146    $    190    $    560     $   1,422
=============================================================================================================================
Operating Partnership's equity in
   earnings (loss) of
   unconsolidated
   joint ventures                       $   245      $  1,311    $    366       $ (617)   $     95    $    112     $     525
-----------------------------------------------------------------------------------------------------------------------------

                                         Three Months Ended June 30, 2001
                                    ---------------------------------------
                                          MC-SJP
                                          Morris     Harborside    Combined
                                          Realty     South Pier       Total
---------------------------------------------------------------------------
Total revenues                            $   --    $       --   $   29,397
Operating and other expenses                  --            --       (5,137)
Depreciation and amortization                 --            --       (1,751)
Interest expense                              --            --       (6,939)
---------------------------------------------------------------------------

Net income                                $   --    $       --   $   15,570
===========================================================================
Operating Partnership's equity in
   earnings (loss) of
   unconsolidated
   joint ventures                         $   --    $       --   $    2,037
---------------------------------------------------------------------------

The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Operating Partnership had investment interests during the six months ended June 30, 2002 and 2001:

                                                                   Six Months Ended June 30, 2002
                                      -----------------------------------------------------------------------------------------
                                                                                American
                                                                        G&G    Financial     Ramland     Ashford
                                       Pru-Beta 3          HPMC      Martco     Exchange      Realty        Loop         ARCap
-------------------------------------------------------------------------------------------------------------------------------
Total revenues                            $    --      $ 12,087    $  6,760       $  180    $  1,740    $  2,285     $  39,498
Operating and other expenses                   --          (660)     (1,736)         (20)     (2,119)     (1,289)       (9,160)
Depreciation and amortization                  --          (641)       (813)         (20)     (1,526)       (487)           --
Interest expense                               --          (233)       (993)          --        (398)         --       (12,968)
-------------------------------------------------------------------------------------------------------------------------------

Net income                                $    --      $ 10,553    $  3,218       $  140    $ (2,303)   $    509     $  17,370
===============================================================================================================================
Operating Partnership's equity in
   earnings (loss) of unconsolidated
   joint ventures                         $    --      $  6,020    $  1,627       $  140    $ (1,152)   $    148     $   1,286
-------------------------------------------------------------------------------------------------------------------------------

                                               Six Months Ended June 30, 2002
                                      -----------------------------------------
                                             MC-SJP
                                             Morris    Harborside      Combined
                                             Realty    South Pier         Total
-------------------------------------------------------------------------------
Total revenues                               $   --         $  --   $   62,550
Operating and other expenses                     --           (10)     (14,994)
Depreciation and amortization                    --            --       (3,487)
Interest expense                                 --            --      (14,592)
-------------------------------------------------------------------------------

Net income                                   $   --         $ (10)  $   29,477
===============================================================================
Operating Partnership's equity in
   earnings (loss) of unconsolidated
   joint ventures                            $   --         $  --   $    8,069
------------------------------------------------------------------------------

                                                                    Six Months Ended June 30, 2001
                                      -----------------------------------------------------------------------------------------
                                                                                American
                                                                        G&G    Financial     Ramland     Ashford
                                       Pru-Beta 3          HPMC      Martco     Exchange      Realty        Loop         ARCap
-------------------------------------------------------------------------------------------------------------------------------
Total revenues                            $ 2,488      $ 14,992    $  5,807       $  379    $  1,958    $  3,064     $  27,830
Operating and other expenses                 (782)         (948)     (1,650)         (41)       (607)     (1,416)       (4,003)
Depreciation and amortization                (592)         (933)       (777)         (20)       (483)       (462)           --
Interest expense                               --        (1,256)     (1,793)          --        (654)         --        (7,890)
-------------------------------------------------------------------------------------------------------------------------------

Net income                                $ 1,114      $ 11,855    $  1,587       $  318    $    214    $  1,186     $  15,937
===============================================================================================================================
Operating Partnership's equity in
   earnings (loss) of unconsolidated
   joint ventures                         $   503      $  3,464    $    536       $ (445)   $    154    $    209     $   1,025
-------------------------------------------------------------------------------------------------------------------------------

                                              Six Months Ended June 30, 2001
                                          -------------------------------------
                                             MC-SJP
                                             Morris    Harborside     Combined
                                             Realty    South Pier        Total
-------------------------------------------------------------------------------
Total revenues                               $   --         $  --   $   56,518
Operating and other expenses                     --            --       (9,447)
Depreciation and amortization                    --            --       (3,267)
Interest expense                                 --            --      (11,593)
-------------------------------------------------------------------------------

Net income                                   $   --         $  --   $   32,211
===============================================================================
Operating Partnership's equity in
   earnings (loss) of unconsolidated
   joint ventures                            $   --         $  --   $    5,446
-------------------------------------------------------------------------------

5. DEFERRED CHARGES AND OTHER ASSETS

                                                     June 30,      December 31,
                                                         2002              2001
--------------------------------------------------------------------------------
Deferred leasing costs                              $  97,921       $    93,677
Deferred financing costs                               26,569            26,569
--------------------------------------------------------------------------------
                                                      124,490           120,246
Accumulated amortization                              (44,374)          (36,746)
--------------------------------------------------------------------------------
Deferred charges, net                                  80,116            83,500
Notes receivable                                       12,797            10,777
Prepaid expenses and other assets                       8,494             7,222
--------------------------------------------------------------------------------

Total deferred charges and other assets, net        $ 101,407       $   101,499
================================================================================

6. RENTAL PROPERTY HELD FOR SALE

PROPERTIES HELD FOR SALE
As of June 30, 2002, the Operating Partnership has identified nine office properties, aggregating approximately 1.7 million square feet, as held for sale. These properties are located in Texas, Arizona and Florida. The properties carried an aggregate book value of $120,109, net of accumulated depreciation of $9,257 and a valuation allowance of $12,553, at June 30, 2002. On July 15, 2002, the Operating Partnership sold one of these properties, One Mack-Cali Center, its sole property in Florida, for approximately $23,700.

On June 6, 2002, the Operating Partnership determined that 20 of its office properties and a land parcel, which are located in Colorado, aggregating 1.6 million square feet, were no longer being held for sale. The Operating Partnership decided that it would continue to own and operate these properties until market conditions in Colorado improve. The reclassified properties had an aggregate book value of $172,281, net of accumulated depreciation of $17,063 and a valuation allowance of $27,049 at the date of the subsequent decision not to sell (including an unrealized loss of $3,000, and catch-up depreciation and amortization expense of $4,042 for certain properties reflecting expense from the period from the date the properties were originally held for sale through the date they were no longer held for sale, which was recorded at that date).

As of December 31, 2001, the Operating Partnership had identified 37 office properties, aggregating approximately 4.3 million square feet, a multi-family residential property and a land parcel as held for sale. These properties are located in Texas, Colorado, Arizona, Florida and New York. The properties carried an aggregate book value of $384,626, net of accumulated depreciation of $28,379 and a valuation allowance of $40,464 at December 31, 2001. For the six months ended June 30, 2002, the Operating Partnership sold eight of these properties for total net sales proceeds of approximately $79,228.

The following is a summary of the condensed results of operations of the rental properties held for sale at June 30, 2002 for the six months ended June 30, 2002 and 2001:

                                                 Six Months Ended
                                                     June 30,
                                               2002           2001
---------------------------------------------------------------------
Total revenues                               $ 12,347      $  13,410
Operating and other expenses                   (6,076)        (6,020)
Depreciation and amortization                      (9)          (735)
---------------------------------------------------------------------

Net income                                   $  6,262      $   6,655
=====================================================================

While considered probable, there can be no assurance if and when sales of the Operating Partnership's rental properties held for sale will occur.

During the six months ended June 30, 2002 and 2001, the Operating Partnership determined that the carrying amounts of certain properties identified as held for sale during those periods were not expected to be recovered from estimated net sale proceeds from these property sales. The Operating Partnership recognized a valuation allowance of $4,341 and none for the three months ended June 30, 2002 and 2001, respectively, and $4,341 and $20,563 for the six months ended June 30, 2002, and 2001, respectively.

REALIZED GAINS (LOSSES) AND UNREALIZED LOSSES, NET
The following table summarizes realized gains (losses) and unrealized losses on disposition of rental property, net, for the three and six month periods ended June 30, 2002 and 2001:

                                                                 Three Months Ended             Six Months Ended
                                                                      June 30,                      June 30,
                                                                2002            2001          2002            2001
---------------------------------------------------------------------------------------------------------------------
Realized gains (losses) on sale of rental property, net     $   (499)       $ 22,510       $ 6,599        $ 22,510
Valuation allowance on rental property held for sale          (4,341)             --        (4,341)        (20,563)
---------------------------------------------------------------------------------------------------------------------

Realized gains (losses) and unrealized losses, net          $ (4,840)       $ 22,510       $ 2,258        $  1,947
=====================================================================================================================

7. SENIOR UNSECURED NOTES

A summary of the terms of the Senior Unsecured Notes outstanding as of June 30, 2002 and December 31, 2001 is as follows:

                                                                            June 30,      December 31,      Effective
                                                                               2002              2001        Rate (1)
----------------------------------------------------------------------------------------------------------------------
7.180% Senior Unsecured Notes, due December 31, 2003                    $   185,283       $   185,283            7.23%
7.000% Senior Unsecured Notes, due March 15, 2004                           299,864           299,824            7.27%
7.250% Senior Unsecured Notes, due March 15, 2009                           298,424           298,307            7.49%
7.835% Senior Unsecured Notes, due December 15, 2010                         15,000            15,000            7.95%
7.750% Senior Unsecured Notes, due February 15, 2011                        298,516           298,429            7.93%
----------------------------------------------------------------------------------------------------------------------

Total Senior Unsecured Notes                                            $ 1,097,087       $ 1,096,843            7.51%
======================================================================================================================

(1) Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount on the notes, as applicable.

8. REVOLVING CREDIT FACILITY

The Operating Partnership has an unsecured revolving credit facility ("2000 Unsecured Facility") with a current borrowing capacity of $800,000 from a group of 24 lenders. The interest rate on outstanding borrowings under the credit line is currently the London Inter-Bank Offered Rate ("LIBOR") (1.84 percent at June 30, 2002) plus 80 basis points. The Operating Partnership may instead elect an interest rate representing the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points. The 2000 Unsecured Facility also requires a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears. The 2000 Unsecured Facility matures in June 2003, with an extension option of one year, which would require a payment of 25 basis points of the then borrowing capacity of the credit line upon exercise.

9. MORTGAGES AND LOANS PAYABLE

The Operating Partnership has mortgages and loans payable which are comprised of various loans collateralized by certain of the Operating Partnership's rental properties. Payments on mortgages and loans payable are generally due in monthly installments of principal and interest, or interest only.

A summary of the Operating Partnership's mortgages and loans payable as of June 30, 2002 and December 31, 2001 is as follows:

                                                                 EFFECTIVE          PRINCIPAL BALANCE AT
                                                                  INTEREST        JUNE 30,     DECEMBER 31,
PROPERTY NAME                  LENDER                                 RATE            2002             2001      MATURITY
-------------------------------------------------------------------------------------------------------------------------
Mack-Cali Willowbrook          CIGNA                                 8.67%       $   8,139        $   8,598      10/01/03
400 Chestnut Ridge             Prudential Insurance Co.              9.44%          12,141           12,646      07/01/04
Mack-Cali Centre VI            Principal Life Insurance Co.          6.87%          35,000           35,000      04/01/05
Various (a)                    Prudential Insurance Co.              7.10%         150,000          150,000      05/15/05
Mack-Cali Bridgewater I        New York Life Ins. Co.                7.00%          23,000           23,000      09/10/05
Mack-Cali Woodbridge II        New York Life Ins. Co.                7.50%          17,500           17,500      09/10/05
Mack-Cali Short Hills          Prudential Insurance Co.              7.74%          24,851           25,218      10/01/05
500 West Putnam Avenue         New York Life Ins. Co.                6.52%           8,852            9,273      10/10/05
Harborside - Plaza 1           U.S. West Pension Trust               5.61%          59,883           57,978      01/01/06
Harborside - Plazas 2 and 3    Northwestern/Principal                7.36%         160,117          162,022      01/01/06
Mack-Cali Airport              Allstate Life Insurance Co.           7.05%          10,311           10,394      04/01/07
Kemble Plaza I                 Mitsubishi Tr & Bk Co.          LIBOR+0.65%          32,178           32,178      01/31/09
-------------------------------------------------------------------------------------------------------------------------

Total Property Mortgages                                                         $ 541,972        $ 543,807
=========================================================================================================================

(a) The Operating Partnership has the option to convert the mortgage loan, which is secured by 12 properties, to unsecured debt, subject to, amongst other things, the Operating Partnership having investment grade ratings from two rating agencies (at least one of which must be from S&P or Moody's) at the time of conversion.

INTEREST RATE SWAP
On July 18, 2002, the Operating Partnership entered into a forward treasury rate lock agreement with a commercial bank. The agreement locked an interest rate of
3.285 percent per annum for the three-year U.S. Treasury Note effective November 4, 2002, on a notional amount of $61,525. The agreement will be used to fix the index rate on $61,525 of the Harborside-Plaza 1 mortgage, for which the interest rate will be re-set to the three-year U.S. Treasury Note plus 130 basis points for the three years beginning November 4, 2002 (see "Property Mortgages:
Harborside-Plaza 1" above).

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED
Cash paid for interest for the six months ended June 30, 2002 and 2001 was $61,080 and $52,530, respectively. Interest capitalized by the Operating Partnership for the six months ended June 30, 2002 and 2001 was $11,647 and $7,315, respectively.

SUMMARY OF INDEBTEDNESS
As of June 30, 2002, the Operating Partnership's total indebtedness of $1,705,659 (weighted average interest rate of 7.11 percent) was comprised of $98,778 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 2.77 percent) and fixed rate debt of $1,606,881 (weighted average rate of 7.38 percent).

As of December 31, 2001, the Operating Partnership's total indebtedness of $1,700,150 (weighted average interest rate of 7.17 percent) was comprised of $91,678 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 3.38 percent) and fixed rate debt of $1,608,472 (weighted average rate of 7.38 percent).

10. PARTNERS' CAPITAL

Partners' capital in the accompanying consolidated financial statements relates to common units held by the Corporation and common units held by the limited partners, preferred units held by the preferred unitholders ("Preferred Units") of the Operating Partnership, and warrants to purchase common units ("Unit Warrants") in the Operating Partnership.

REPURCHASE OF GENERAL PARTNERS UNITS
On August 6, 1998, the Board of Directors of the Corporation authorized a share repurchase program ("Repurchase Program") under which the Corporation was permitted to purchase up to $100,000 of the Corporation's outstanding common stock. Purchases could be made from time to time in open market transactions at prevailing prices or through privately negotiated transactions. Under the Repurchase Program, the Corporation purchased for constructive retirement 1,869,200 shares of its outstanding common stock for an aggregate cost of approximately $52,562 from August 1998 through December 1999. Concurrent with these purchases, the Corporation sold to the Operating Partnership 1,869,200 common units for approximately $52,562.

On September 13, 2000, the Board of Directors authorized an increase to the Repurchase Program under which the Corporation is permitted to purchase up to an additional $150,000 of the Corporation's outstanding common stock above the $52,562 that had previously been purchased. The Corporation purchased for constructive retirement 3,300,800 shares of its outstanding common stock for an aggregate cost of approximately $91,077 from September 13, 2000 through June 30, 2002. Concurrent with these purchases, the Corporation sold to the Operating Partnership 3,300,800 common units for approximately $91,077.

STOCK OPTION PLANS
In September 2000, the Corporation established the 2000 Employee Stock Option Plan ("2000 Employee Plan") and the 2000 Director Stock Option Plan ("2000 Director Plan"). In May 2002, shareholders of the Corporation approved amendments to both plans to increase the total shares reserved for issuance under both plans from 2,700,000 to 4,350,000 shares (subject to adjustment) of the Corporation's common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director
Plan). In 1994, and as subsequently amended, the Corporation established the Mack-Cali Employee Stock Option Plan ("Employee Plan") and the Mack-Cali Director Stock Option Plan ("Director Plan") under which a total of 5,380,188 shares (subject to adjustment) of the Corporation's common stock have been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan). Stock options granted under the Employee Plan in 1994 and 1995 have become exercisable over a three-year period and those options granted under both the 2000 Employee Plan and Employee Plan subsequent to 1995 become exercisable over a five-year period. All stock options granted under both the 2000 Director Plan and Director Plan become exercisable in one year. All options were granted at the fair market value at the dates of grant and have terms of ten years. As of June 30, 2002, the stock options outstanding had a weighted average remaining contractual life of approximately 6.8 years.

Information regarding the Corporation's stock option plans is summarized below:

                                                                       Weighted
                                                          Shares        Average
                                                           Under       Exercise
                                                         Options          Price
-------------------------------------------------------------------------------
Outstanding at January 1, 2002                         4,511,886        $ 31.28
Exercised                                               (630,117)       $ 26.34
Lapsed or canceled                                       (97,967)       $ 29.72
-------------------------------------------------------------------------------
Outstanding at June 30, 2002                           3,783,802        $ 32.16
===============================================================================
Options exercisable at June 30, 2002                   2,078,381        $ 35.43
Available for grant at June 30, 2002                   3,222,230
-------------------------------------------------------------------------------

STOCK WARRANTS
The Corporation has 255,000 warrants outstanding which enable the holders to purchase an equal number of shares of its common stock ("Stock Warrants") at $33 per share (the market price at date of issuance). Such warrants are all currently exercisable and expire on January 31, 2007.

The Corporation also has 389,976 Stock Warrants outstanding which enable the holders to purchase an equal number of shares of its common stock at $38.75 per share (the market price at date of issuance). Such warrants are all currently exercisable and expire on December 12, 2007.

Information regarding the Corporation's Stock Warrants is summarized below:

                                                     Warrants
-------------------------------------------------------------
Outstanding at January 1, 2002                        749,976
Exercised                                            (105,000)
Lapsed or canceled                                         --
-------------------------------------------------------------
Outstanding at June 30, 2002                          644,976
=============================================================
Warrants exercisable at June 30, 2002                 644,976
-------------------------------------------------------------

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

Information regarding the Restricted Stock Awards is summarized below:

                                                       Shares
-------------------------------------------------------------
Outstanding at January 1, 2002                        198,279
Granted                                                    --
Vested                                                (44,545)
Canceled                                                   --
-------------------------------------------------------------
Outstanding at June 30, 2002                          153,734
=============================================================

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

During the six months ended June 30, 2002 and 2001, 1,191 and 1,378 deferred stock units were earned, respectively.

EARNINGS PER UNIT
Basic EPU excludes dilution and is computed by dividing net income available to common unitholders by the weighted average number of units outstanding for the period. Diluted EPU reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units.

The following information presents the Operating Partnership's EPU results for the three and six months ended June 30, 2002 and 2001:

                                                                       Three Months Ended June 30,
                                                                  2002                            2001
                                                      -----------------------------------------------------------
                                                       Basic EPU      Diluted EPU      Basic EPU      Diluted EPU
-----------------------------------------------------------------------------------------------------------------
Net income available to common unitholders               $39,891          $39,891        $65,792          $65,792
Add: Net income attributable to
        Operating Partnership - Preferred Units               --               --             --            3,879
-----------------------------------------------------------------------------------------------------------------
Adjusted net income                                      $39,891          $39,891        $65,792          $69,671
=================================================================================================================

Weighted average units                                    65,168           65,606         64,476           71,044
-----------------------------------------------------------------------------------------------------------------
Per Unit                                                 $  0.61          $  0.61        $  1.02          $  0.98
=================================================================================================================

                                                                       Six Months Ended June 30,
                                                                  2002                           2001
                                                      -----------------------------------------------------------
                                                       Basic EPU      Diluted EPU      Basic EPU      Diluted EPU
-----------------------------------------------------------------------------------------------------------------
Net income available to common unitholders               $86,192          $86,192        $84,875          $84,875
Add:  Net income attributable to
        Operating Partnership - Preferred Units               --            7,806             --            7,758
-----------------------------------------------------------------------------------------------------------------
Adjusted net income                                      $86,192          $93,998        $84,251          $92,633
=================================================================================================================

Weighted average units                                    64,961           71,702         64,621           71,198
-----------------------------------------------------------------------------------------------------------------
Per Unit                                                 $  1.33          $  1.31        $  1.31          $  1.30
=================================================================================================================

The following schedule reconciles the units used in the basic EPU calculation to the units used in the diluted EPU calculation:

                                                             Three Months Ended              Six Months Ended
                                                                   June 30,                      June 30,
                                                             2002             2001       2002               2001
-----------------------------------------------------------------------------------------------------------------
Basic EPU Units                                            65,168           64,476     64,961             64,621
Add:    Operating Partnership - Preferred Units
          (after conversion to common units)                   --            6,359      6,346              6,359
        Stock options                                         429              209        390                218
        Stock Warrants                                          9               --          5                 --
-----------------------------------------------------------------------------------------------------------------
Diluted EPU Units                                          65,606           71,044     71,702             71,198
=================================================================================================================

Preferred Units outstanding during the three months ended June 30, 2002 were not included in the three months ended June 30, 2002 computation of diluted EPU as such units were anti-dilutive during the period.

Through June 30, 2002, under the Repurchase Program, the Corporation purchased for constructive retirement, a total of 5,170,000 shares of its outstanding common stock for an aggregate cost of approximately $143,639. Concurrent with these purchases, the Corporation sold an equal number of common units to the Operating Partnership.

11. COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS
HARBORSIDE FINANCIAL CENTER
Pursuant to an agreement with the City of Jersey City, New Jersey, the Operating Partnership is required to make payments in lieu of property taxes ("PILOT") on its Harborside Plaza 2 and 3 properties. The agreement, which commenced in 1990, is for a term of 15 years. Such PILOT is equal to two percent of Total Project Costs, as defined, in year one and increases by $75 per annum through year 15. Total Project Costs, as defined, are $145,644. The PILOT totaled $934 and $904 for the three months ended June 30, 2002 and 2001, respectively, and $1,869 and $1,820 for the six months ended June 30, 2002 and 2001, respectively. The PILOT on these two properties has been challenged as part of a larger effort by several neighboring towns to question past practices of the City of Jersey City in attracting large development. If this challenge is successful, the properties will be placed back on the regular tax roles for tax years beginning with 1998. While the Operating Partnership cannot at this time determine the likely outcome of this challenge, the effect, if successful, of the challenge on the tax assessments against the properties, or the amount of the increase, if any, in taxes assessed resulting from a successful challenge, the Operating Partnership does not believe that the outcome will result in a material adverse impact to the Operating Partnership as there is the potential that the majority of any increase in the expense at the properties may be passed along to the properties' tenants.

The Operating Partnership has entered into a similar agreement with the City of Jersey City, New Jersey on its Harborside Plaza 4-A property. The agreement, which commenced in 2000, is for a term of 20 years. The PILOT is equal to two percent of Total Project costs, as defined, and increase by 10 percent in years 7, 10 and 13 and by 50 percent in year 16. Total Project costs, as defined, are $45,497. The PILOT totaled $252 and $228 for the three months ended June 30, 2002 and 2001, respectively, and $497 and $438 for the six months ended June 30, 2002 and 2001, respectively.

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

The Operating Partnership is a defendant in other litigation arising in the normal course of business activities. Management does not believe that the ultimate resolution of these matters will have a materially adverse effect upon the Operating Partnership.

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

Selected results of operations for the three and six months ended June 30, 2002 and 2001 and selected asset information as of June 30, 2002 and December 31, 2001 regarding the Operating Partnership's operating segment are as follows:

                                                                                          Total Operating
                                                  Total Segment   Corporate & Other (e)       Partnership
------------------------------------------------------------------------------------------------------------
TOTAL CONTRACT REVENUES (a)
Three months ended:
    June 30, 2002                                  $   139,854              $      394       $    140,248(f)
    June 30, 2001                                      141,739                     584            142,323(g)
Six months ended:
    June 30, 2002                                  $   280,953              $      712       $    281,665(h)
    June 30, 2001                                      280,134                   1,480            281,614(i)

TOTAL OPERATING AND INTEREST EXPENSES (b):
Three months ended:
    June 30, 2002                                  $    41,578              $   33,138       $     74,716(j)
    June 30, 2001                                       43,616                  35,689             79,305(k)
Six months ended:
    June 30, 2002                                  $    83,065              $   66,377       $    149,442(l)
    June 30, 2001                                       88,893                  69,910            158,803(m)

EQUITY IN EARNINGS:
Three months ended:
    June 30, 2002                                  $     5,871              $    3,503       $      9,374
    June 30, 2001                                        1,512                     525              2,037
Six months ended:
    June 30, 2002                                  $     6,783              $    1,286       $      8,069
    June 30, 2001                                        4,421                   1,025              5,446

NET OPERATING INCOME (c):
Three months ended:
    June 30, 2002                                  $   104,147              $  (29,241)      $     74,906(f)(j)
    June 30, 2001                                       99,635                 (34,580)            65,055(g)(k)
Six months ended:
    June 30, 2002                                  $   204,671              $  (64,379)      $    140,292(h)(l)
    June 30, 2001                                      195,662                 (67,405)           128,257(i)(m)

TOTAL ASSETS:
    June 30, 2002                                  $ 3,725,969              $   49,539       $  3,775,508
    December 31, 2001                                3,710,411                  36,359          3,746,770

TOTAL LONG-LIVED ASSETS (d):
    June 30, 2002                                  $ 3,572,531              $   24,826       $  3,597,357
    December 31, 2001                                3,595,012                  24,348          3,619,360

=============================================================================================================

SEE FOOTNOTES TO THE ABOVE SCHEDULE ON PAGE 27.

(a) Total contract revenues represent all revenues during the period (including the Operating Partnership's share of net income (loss) from unconsolidated joint ventures), excluding adjustments for straight-lining of rents and the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures. All interest income is excluded from segment amounts and is classified in Corporate & Other for all periods.
(b) Total operating and interest expenses represent the sum of real estate taxes, utilities, operating services, general and administrative and interest expense. All interest expense (including for property-level mortgages) is excluded from segment amounts and classified in Corporate & Other for all periods.
(c)  Net operating income represents total contract revenues [as defined in Note
     (a)] less total operating and interest expenses [as defined in Note (b)] for the period.
(d) Long-lived assets are comprised of total rental property, unbilled rents receivable and investments in unconsolidated joint ventures.
(e) Corporate & Other represents all corporate-level items (including interest and other investment income, interest expense and non-property general and administrative expense) as well as intercompany eliminations necessary to reconcile to consolidated Operating Partnership totals.
(f) Excludes $1,115 of adjustments for straight-lining of rents and $94 for the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures.
(g) Excludes $3,967 of adjustments for straight-lining of rents and $90 for the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures.
(h) Excludes $3,875 of adjustments for straight-lining of rents and ($953) for the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures.
(i) Excludes $7,737 of adjustments for straight-lining of rents and $126 for the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures.
(j)  Excludes $27,522 of depreciation and amortization.
(k)  Excludes $21,951 of depreciation and amortization.
(l)  Excludes $51,475 of depreciation and amortization.
(m)  Excludes $45,435 of depreciation and amortization.

14.  IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was recently issued in July 2002 and nullifies EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).

The principal difference between SFAS No. 146 and EITF 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the Board in FAS 146 is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, FAS 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3 and also establishes that fair value is the objective for initial measurement of the liability.

The provisions of SFAS No. 146 shall be effective for exit or disposal activities initiated after December 31, 2002. Previously issued financial statements shall not be restated. For purposes of SFAS No. 146, an exit or disposal activity is initiated when management, having the authority to approve the action, commits to an exit or disposal plan or otherwise disposes of a long-lived asset (disposal group) and, if the activity involves the termination of employees, the criteria for a plan of termination in SFAS No. 146.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of Mack-Cali Realty, L.P. and the notes thereto (collectively, the "Financial Statements"). Certain defined terms used herein have the meaning ascribed to them in the Financial Statements.

                          CRITICAL ACCOUNTING POLICIES

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

Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Operating Partnership provide leasing services to the Properties and receive compensation based on space leased. The portion of such compensation, which is capitalized and amortized, approximated $0.7 million and $0.9 million for the three months ended June 30, 2002 and 2001, respectively, and $1.7 million and $1.6 million for the six months ended June 30, 2002 and 2001, respectively.

Costs directly related to the development of rental properties are capitalized. Capitalized development costs include interest, property taxes, insurance and other project costs incurred during the period of development. Interest capitalized by the Operating Partnership for the three months ended June 30, 2002 and 2001 was $6.2 million and $3.9 million, respectively, and $11.6 million and $7.3 million for the six months ended June 30, 2002 and 2001, respectively.

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

If circumstances arise that previously were considered unlikely and, as a result, the Operating Partnership decides not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured individually at the lower of its (a) carrying amount before the property was classified as held for sale, adjusted for any depreciation (amortization) expense that would have been recognized had the property been continuously classified as held and used, or (b) the fair value at the date of the subsequent decision not to sell. See Note 6.

The Operating Partnership accounts for its investments in unconsolidated joint ventures under the equity method of accounting as the Operating Partnership exercises significant influence, but does not control these entities. These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions. See Note 4 to the Financial Statements.

                             RESULTS FROM OPERATIONS

As a result of the economic climate thus far in 2002, the real estate markets we operate in materially softened. Demand for office space declined significantly and vacancy rates increased in each of our core markets. During the second quarter of 2002, our core markets continued to be weak. The percentage leased in our wholly-owned portfolio of operating properties remained unchanged at 93.9 percent at June 30, 2002, as compared to March 31, 2002, and has decreased from
96.3 percent at June 30, 2001. Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date. Market rental rates have declined in most markets from peak levels. Rental rates on the Operating Partnership's space that was re-leased in the second quarter of 2002 decreased an average of
3.2 percent compared to rates that were in effect under expiring leases. We believe that vacancy rates may continue to increase in most of our markets in the latter half of 2002.

Consistent with its strategy, in the fourth quarter 2000, the Operating Partnership started construction of a 980,000 square-foot office property, to be known as Plaza 5, at its Harborside Financial Center office complex in Jersey City, Hudson County, New Jersey. Plaza 5 is approximately 58 percent leased as of August 6, 2002. The project is currently projected to cost approximately $260 million, of which $169.8 million has been incurred by the Operating Partnership through June 30, 2002, and is anticipated to be completed in late 2002. Additionally, in the fourth quarter 2000, the Operating Partnership, through a joint venture, started construction of a 575,000 square-foot office property, to be known as Plaza 10, on land owned by the joint venture located adjacent to the Operating Partnership's Harborside complex. The Operating Partnership holds a 50 percent interest in the joint venture. Among other things, the joint venture agreement provides for a preferred return on the Operating Partnership's invested capital in the venture, in addition to the Operating Partnership's proportionate share of the venture's profit, as defined in the agreement. Plaza 10 is currently projected to cost the Operating Partnership approximately $145 million, of which $101.4 million has been incurred by the Operating Partnership through June 30, 2002. The project, which is 100 percent leased to Charles Schwab & Co. Inc. ("Schwab") for a 15-year term, is anticipated to be completed in late 2002. The lease agreement obligates the venture, among other things, to deliver space to the tenant by required timelines and offers expansion options, at the tenant's election. Such options may obligate the venture to construct an additional building or, at the Operating Partnership's option to make space available in any of its existing Harborside properties. Should the venture be unable to or choose not to provide such expansion space, the venture would be liable to Schwab for its actual damages, in no event to exceed $15 million. The amount of Schwab's actual damages, up to $15 million, has been guaranteed by the Operating Partnership. The Operating Partnership anticipates expending an additional approximately $144.2 million for the completion of Plaza 5, Plaza 10 and other projects. The Operating Partnership expects to finance its funding requirements primarily through drawing on its revolving credit facility.

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

As of June 30, 2002, the Operating Partnership has identified nine office properties, aggregating approximately 1.7 million square feet, as held for sale. These properties are located in Texas, Arizona and Florida. The properties carried an aggregate book value of $120.1 million, net of accumulated depreciation of $9.3 million and a valuation allowance of $12.6 million, at June 30, 2002. On July 15, 2002, the Operating Partnership sold one of these properties, One Mack-Cali Center, its sole property in Florida, for approximately $23.7 million.

On June 6, 2002, the Operating Partnership determined that 20 of its office properties and a land parcel, which are located in Colorado, aggregating 1.6 million square feet, were no longer being held for sale. The Operating Partnership decided that it would continue to own and operate these properties until market conditions in Colorado improve. The reclassified properties carried an aggregate book value of $172.3 million, net of accumulated depreciation of $17.1 million and a valuation allowance of $27.0 million at the date of the subsequent decision not to sell (including an unrealized loss of $3.0 million and accelerated depreciation and amortization expense of $4.0 million for certain properties reflecting expense from the period from the date the properties were originally held for sale through the date they were no longer held for sale, which was recorded at that date).

The sale of one or more of these assets will enhance the Operating Partnership's short-term liquidity although there is no assurance when and if any sales will occur or, if they occur, how much proceeds the Operating Partnership will realize.

The following comparisons for the three and six months ended June 30, 2002 ("2002"), as compared to the three and six months ended June 30, 2001 ("2001"), make reference to the following: (i) the effect of the "Same-Store Properties," which represents all in-service properties owned by the Operating Partnership at March 31, 2001 (for the three-month period comparisons), and which represents all in-service properties owned by the Operating Partnership at December 31, 2000 (for the six-month period comparisons), excluding Dispositions as defined below, (ii) the effect of the "Acquired Properties," which represents all properties acquired or placed in service by the Operating Partnership from April 1, 2001 through June 30, 2002 (for the three-month period comparisons), and which represents all properties acquired or placed in service from January 1, 2001 through June 30, 2002 (for the six-month period comparisons) and (iii) the effect of the "Dispositions," which represents results for each period for those rental properties sold by the Operating Partnership during the respective periods.

  THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

                                                              Three Months Ended
                                                                   June 30,           Dollar      Percent
(DOLLARS IN THOUSANDS)                                      2002          2001        Change      Change
--------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                                                $ 122,049    $ 129,419    $  (7,370)      (5.7)%
Escalations and recoveries from tenants                      14,427       13,430          997        7.4
Parking and other                                             4,536        3,060        1,476       48.2
--------------------------------------------------------------------------------------------------------
  Sub-total                                                 141,012      145,909       (4,897)      (3.4)

Interest income                                                 446          472          (26)      (5.5)
--------------------------------------------------------------------------------------------------------
  Total revenues                                            141,458      146,381       (4,923)      (3.4)
--------------------------------------------------------------------------------------------------------

PROPERTY EXPENSES:
Real estate taxes                                            15,369       15,510         (141)      (0.9)
Utilities                                                     9,307       10,699       (1,392)     (13.0)
Operating services                                           16,541       17,686       (1,145)      (6.5)
--------------------------------------------------------------------------------------------------------
  Sub-total                                                  41,217       43,895       (2,678)      (6.1)

General and administrative                                    7,903        6,856        1,047       15.3
Depreciation and amortization                                27,522       21,951        5,571       25.4
Interest expense                                             25,596       28,555       (2,959)     (10.4)
--------------------------------------------------------------------------------------------------------
  Total expenses                                            102,238      101,257          981        1.0
--------------------------------------------------------------------------------------------------------

Equity in earnings of unconsolidated
  joint ventures                                              9,374        2,037        7,337      360.2
--------------------------------------------------------------------------------------------------------
Income before realized gains (losses) and
  unrealized losses on disposition of
  rental property                                            48,594       47,161        1,433        3.0
Realized gains (losses) and unrealized losses on
  disposition of rental property, net                        (4,840)      22,510      (27,350)    (121.5)
--------------------------------------------------------------------------------------------------------
Net income                                                   43,754       69,671      (25,917)     (37.2)
Preferred unit distributions                                 (3,863)      (3,879)         (16)      (0.4)
--------------------------------------------------------------------------------------------------------

Net income available to common unitholders                $  39,891    $  65,792    $ (25,901)     (39.4)%
========================================================================================================

The following is a summary of the changes in revenue from rental operations and property expenses divided into Same-Store Properties, Acquired Properties and Dispositions (DOLLARS IN THOUSANDS):

                                        Total
                                Operating Partnership   Same-Store Properties   Acquired Properties    Dispositions
                                ---------------------   ---------------------   -------------------  ----------------
                                    Dollar   Percent       Dollar  Percent      Dollar   Percent     Dollar   Percent
                                    Change    Change       Change   Change      Change    Change     Change    Change
---------------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                        $ (7,370)     (5.7)% $   (1,269)    (1.0)%   $ 1,765       1.4%  $ (7,866)     (6.1)%
Escalations and recoveries
   from tenants                        997       7.4        1,472     11.0         220       1.6       (695)     (5.2)
Parking and other                    1,476      48.2        1,417     46.3          34       1.1         25       0.8
---------------------------------------------------------------------------------------------------------------------
Total                             $ (4,897)     (3.4)% $    1,620      1.1%    $ 2,019       1.4%  $ (8,536)     (5.9)%
=====================================================================================================================

PROPERTY EXPENSES:
Real estate taxes                 $   (141)     (0.9)% $      938      6.0%    $   237       1.6%  $ (1,316)     (8.5)%
Utilities                           (1,392)    (13.0)        (594)    (5.6)         76       0.8       (874)     (8.2)
Operating services                  (1,145)     (6.5)         177      1.0         272       1.5     (1,594)     (9.0)
---------------------------------------------------------------------------------------------------------------------
Total                             $ (2,678)     (6.1)% $      521      1.2%    $   585       1.3%  $ (3,784)     (8.6)%
=====================================================================================================================

OTHER DATA:
Number of Consolidated Properties      251                    242                    9                   24
Square feet (IN THOUSANDS)          26,006                 25,198                  808                3,981

Base rents for the Same-Store Properties decreased $1.3 million, or 1.0 percent, for 2002 as compared to 2001 due primarily to general decreases in occupancy levels at the properties. Escalations and recoveries from tenants for the Same-Store Properties increased $1.5 million, or 11.0 percent, for 2002 over 2001, due primarily to the recovery of an increased amount of total property expenses in 2002, as well as increased tenant billings. Parking and other income for the Same-Store Properties increased $1.4 million, or 46.3 percent, due primarily to increased lease termination fees in 2002.

Real estate taxes on the Same-Store Properties increased $0.9 million, or 6.0 percent, for 2002 as compared to 2001, due primarily to property tax rate increases in certain municipalities in 2002, partially offset by lower assessments on certain properties in 2002. Utilities for the Same-Store Properties decreased $0.6 million, or 5.6 percent, for 2002 as compared to 2001, due primarily to decreased rates and usage. Operating services for the Same-Store Properties increased $0.2 million, or 1.0 percent, due primarily to increased insurance and maintenance costs in 2002.

Equity in earnings of unconsolidated joint ventures increased $7.3 million, or
360.2 percent, for 2002 as compared to 2001. This is due primarily to properties developed by joint ventures being placed in service in 2001 and 2002 and higher occupancy at certain properties, partially offset by the sale of certain joint venture properties. See Note 4 to the Financial Statements.

Interest income decreased $26,000, or 5.5 percent, for 2002 as compared to 2001. This decrease was due primarily to a reduction in short-term interest rates in 2002.

General and administrative increased by $1.0 million, or 15.3 percent, for 2002 as compared to 2001. This increase is due primarily to an increase of $0.7 million in state tax expense, and an increase of $0.5 million in payroll and related expenses, partially offset by smaller decreases in several other general and administrative categories.

Depreciation and amortization increased by $5.6 million, or 25.4 percent, for 2002 over 2001. Of this increase $5.6 million, or 25.6 percent, is due to the Same-Store Properties, primarily due to catch-up depreciation and amortization on certain of the properties that are no longer held for sale (see Note 6 to the Financial Statements), and $0.3 million, or 1.3 percent, is due to the Acquired Properties, partially offset by a decrease of $0.3 million, or 1.5 percent, due to the Dispositions.

Interest expense decreased $3.0 million, or 10.4 percent, for 2002 as compared to 2001. This decrease is due primarily to lower interest rates on variable rate borrowings and a greater amount of capitalized interest as a result of increased construction-in-progress costs in 2002.

Income before realized gains (losses) and unrealized losses on disposition of rental property increased to $48.6 million in 2002 from $47.2 million in 2001. The increase of approximately $1.4 million is due to the factors discussed above.

Net income available to common unitholders decreased by $25.9 million, from $65.8 million in 2001 to $39.9 million in 2002. The decrease was a result of unrealized losses on disposition of rental property of $22.5 million in 2001 and realized gains on disposition of $4.8 million in 2002. These were partially offset by an increase in income before realized gains (losses) and unrealized losses on disposition of rental property of $1.4 million.

    SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

                                                               Six Months Ended
                                                                  June 30,                Dollar      Percent
(DOLLARS IN THOUSANDS)                                         2002            2001          Change       Change
----------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                                               $  248,506     $   254,795     $    (6,289)        (2.5)%
Escalations and recoveries from tenants                      27,697          28,192            (495)        (1.8)
Parking and other                                             7,600           5,406           2,194         40.6
----------------------------------------------------------------------------------------------------------------
  Sub-total                                                 283,803         288,393          (4,590)        (1.6)

Interest income                                                 784           1,085            (301)       (27.7)
----------------------------------------------------------------------------------------------------------------
  Total revenues                                            284,587         289,478          (4,891)        (1.7)
----------------------------------------------------------------------------------------------------------------

PROPERTY EXPENSES:
Real estate taxes                                            30,702          30,797             (95)        (0.3)
Utilities                                                    19,437          22,655          (3,218)       (14.2)
Operating services                                           32,739          35,565          (2,826)        (7.9)
----------------------------------------------------------------------------------------------------------------
  Sub-total                                                  82,878          89,017          (6,139)        (6.9)

General and administrative                                   14,608          12,866           1,742         13.5
Depreciation and amortization                                51,475          45,435           6,040         13.3
Interest expense                                             51,955          56,920          (4,965)        (8.7)
----------------------------------------------------------------------------------------------------------------
  Total expenses                                            200,916         204,238          (3,322)        (1.6)
----------------------------------------------------------------------------------------------------------------

Equity in earnings of unconsolidated
  joint ventures                                              8,069           5,446           2,623         48.2
----------------------------------------------------------------------------------------------------------------
Income before realized gains (losses) and
  unrealized losses on disposition of
  rental property                                            91,740          90,686           1,054          1.2
Realized gains (losses) and unrealized losses on
  disposition of rental property, net                         2,258           1,947             311         16.0
----------------------------------------------------------------------------------------------------------------
Net income                                                   93,998          92,633           1,365          1.5
Preferred unit distributions                                 (7,806)         (7,758)            (48)        (0.6)
----------------------------------------------------------------------------------------------------------------

Net income available to common unitholders               $   86,192     $    84,875     $     1,317          1.6%
================================================================================================================

The following is a summary of the changes in revenue from rental operations and property expenses divided into Same-Store Properties, Acquired Properties and Dispositions (DOLLARS IN THOUSANDS):

                                         Total
                                 Operating Partnership Same-Store Properties  Acquired Properties   Dispositions
                                 --------------------  ---------------------  -------------------   ------------
                                     Dollar   Percent     Dollar   Percent     Dollar   Percent    Dollar   Percent
                                     Change   Change      Change    Change     Change   Change     Change    Change
------------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                        $  (6,289)    (2.5)%   $  1,474     0.5%    $ 6,268      2.5%  $ (14,031)   (5.5)%
Escalations and recoveries
   from tenants                        (495)    (1.8)        (413)   (1.5)        768      2.7        (850)   (3.0)
Parking and other                     2,194     40.6        1,940    35.9         354      6.5        (100)   (1.8)
------------------------------------------------------------------------------------------------------------------
Total                             $  (4,590)    (1.6)%   $  3,001     1.0%    $ 7,390      2.6%  $ (14,981)   (5.2)%
==================================================================================================================

PROPERTY EXPENSES:
Real estate taxes                 $     (95)    (0.3)%   $  1,239     4.0%    $   901      3.0%  $  (2,235)   (7.3)%
Utilities                            (3,218)   (14.2)      (1,745)   (7.7)        295      1.3      (1,768)   (7.8)
Operating services                   (2,826)    (7.9)        (729)   (2.0)        924      2.6      (3,021)   (8.5)
------------------------------------------------------------------------------------------------------------------
Total                             $  (6,139)    (6.9)%   $ (1,235)   (1.4)%   $ 2,120      2.4%  $  (7,024)   (7.9)%
==================================================================================================================

OTHER DATA:
Number of Consolidated Properties       251                   238                  13                   24
Square feet (IN THOUSANDS)           26,006                24,635               1,371                3,981

Base rents for the Same-Store Properties increased $1.5 million, or 0.5 percent, for 2002 as compared to 2001 due primarily to rental rate increases, partially offset by general decreases in occupancy levels at the properties. Escalations and recoveries from tenants for the Same-Store Properties decreased $0.4 million, or 1.5 percent, for 2002 over 2001, due primarily to lower utilities and operating services expenses in 2002, as described below. Parking and other income for the Same-Store Properties increased $1.9 million, or 35.9 percent, due primarily to increased lease termination fees in 2002.

Real estate taxes on the Same-Store Properties increased $1.2 million, or 4.0 percent, for 2002 as compared to 2001, due primarily to property tax rate increases in certain municipalities in 2002, partially offset by lower assessments on certain properties in 2002. Utilities for the Same-Store Properties decreased $1.7 million, or 7.7 percent, for 2002 as compared to 2001, due primarily to decreased rates and usage. Operating services for the Same-Store Properties decreased $0.7 million, or 2.0 percent, due primarily to decreased snow removal costs resulting from a mild winter in 2002.

Equity in earnings of unconsolidated joint ventures increased $2.6 million, or
48.2 percent, for 2002 as compared to 2001. This is due primarily to properties developed by joint ventures being placed in service in 2001 and 2002 and higher occupancy at certain properties, partially offset by the sale of certain joint venture properties. See Note 4 to the Financial Statements.

Interest income decreased $0.3 million, or 27.7 percent, for 2002 as compared to 2001. This decrease was due primarily to a reduction in short-term interest rates in 2002.

General and administrative increased by $1.7 million, or 13.5 percent, for 2002 as compared to 2001. This increase is due primarily to an increase of $1.1 million in payroll and related expenses, and an increase of $0.7 million in state tax expense, partially offset by smaller decreases in several other general and administrative categories.

Depreciation and amortization increased by $6.0 million, or 13.3 percent, for 2002 over 2001. Of this increase, $4.1 million, or 9.1 percent, is due to the Same-Store Properties, primarily due to catch-up depreciation and amortization on certain properties that are no longer being held for sale (see Note 6 to the Financial Statements), and $3.1 million, or 6.8 percent, is due to the Acquired Properties, partially offset by a decrease of $1.2 million, or 2.6 percent, due to the Dispositions.

Interest expense decreased $5.0 million, or 8.7 percent, for 2002 as compared to 2001. This decrease is due primarily to lower interest rates on variable rate borrowings and a greater amount of capitalized interest as a result of increased construction-in-progress costs in 2002.

Income before realized gains (losses) and unrealized losses on disposition of rental property increased to $91.7 million in 2002 from $90.7 million in 2001. The increase of approximately $1.0 million is due to the factors discussed above.

Net income available to common unitholders increased by $1.3 million, from $84.9 million in 2001 to $86.2 million in 2002. The increase was a result of an increase in income before realized gains (losses) and unrealized losses of $1.0 million and realized gains on disposition of $2.3 million in 2002. These were partially offset by realized gains (losses) and unrealized losses on disposition of rental property of $1.9 million in 2001 and an increase in preferred unit distributions of $0.1 million.

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

The Operating Partnership expects to meet its short-term liquidity requirements generally through its working capital, net cash provided by operating activities and from its revolving credit facility. The Operating Partnership frequently examines potential property acquisitions and construction projects and, at any given time, one or more of such acquisitions or construction projects may be under consideration. Accordingly, the ability to fund property acquisitions and construction projects is a major part of the Operating Partnership's financing requirements. The Operating Partnership expects to meet its financing requirements through funds generated from operating activities, proceeds from property sales, long-term and short-term borrowings (including draws on the Operating Partnership's revolving credit facility) and the issuance of additional debt and/or equity securities.

As of June 30, 2002, the Operating Partnership's total indebtedness of $1.7 billion (weighted average interest rate of 7.11 percent) was comprised of $98.8 million of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 2.77 percent) and fixed rate debt of $1.6 billion (weighted average rate of 7.38 percent).

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

As of June 30, 2002, the Operating Partnership had outstanding borrowings of $66.6 million under its unsecured revolving credit facility, as described in
Note 8 to the Financial Statements (with aggregate borrowing capacity of $800.0 million). The interest rate on outstanding borrowings under the unsecured facility is currently LIBOR plus 80 basis points. The Operating Partnership may instead elect an interest rate representing the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points. The unsecured facility also currently requires a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears.

In the event of a change in the Operating Partnership's unsecured debt rating, the interest and facility fee rate will be adjusted in accordance with the following table:

OPERATING PARTNERSHIP'S                                                    INTEREST RATE-
UNSECURED DEBT RATINGS:                                           APPLICABLE BASIS POINTS             FACILITY FEE
S&P/MOODY'S/FITCH (A)                                                         ABOVE LIBOR             BASIS POINTS
------------------------------------------------------------------------------------------------------------------
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

The terms of the unsecured facility include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the maximum leverage ratio, the maximum amount of secured indebtedness, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations. The dividend restriction referred to above provides that, except to enable the Operating Partnership to continue to qualify as a REIT under the Code, the Operating Partnership will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90 percent of funds from operations (as defined) for such period, subject to certain other adjustments.

The Operating Partnership is currently seeking to refinance its unsecured credit facility in advance of its expiration in June 2003.

The terms of the Operating Partnership's Senior Unsecured Notes, as defined in
Note 7 to the Financial Statements (which totaled approximately $1.1 billion as of June 30, 2002), include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

As of June 30, 2002, the Operating Partnership had 227 unencumbered properties, totaling 19.8 million square feet, representing 76.3 percent of the Operating Partnership's total portfolio on a square footage basis.

The debt of the Operating Partnership's unconsolidated joint ventures aggregating $467.4 million are non-recourse to the Operating Partnership except for (i) customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations and (ii) approximately $11.1 million of debt on the Harborside Financial Center South Pier joint venture with Hyatt Corporation ("Hyatt"). Additionally, the Operating Partnership has posted an $8.0 million letter of credit in support of another loan to that joint venture, $4.0 million of which is indemnified by Hyatt. In addition, the Operating Partnership and Hyatt have guaranteed completion of the hotel project to the joint venture's construction lender. If the joint venture fails to complete the hotel project as required under the construction loan documents and the construction loan proceeds remaining to be advanced together with the capital contributed by the partners to such date are insufficient to complete the hotel project, the Operating Partnership and/or Hyatt may be required to provide additional funds sufficient to complete the hotel project.

The following table outlines the timing of payment requirements related to the Operating Partnership's debt, PILOT agreements, and ground lease agreements (IN THOUSANDS):

                                                                       PAYMENTS DUE BY PERIOD
                                     -------------------------------------------------------------------------------
                                                        LESS THAN 1       1 - 3       4 - 5      6 - 10     AFTER 10
                                            TOTAL              YEAR       YEARS       YEARS       YEARS        YEARS
--------------------------------------------------------------------------------------------------------------------
Senior unsecured notes                $ 1,100,196          $     --   $ 485,267   $      --   $ 614,929     $     --
Revolving credit facility                  66,600                --      66,600          --          --           --
Mortgages and loans payable               541,972             1,592      23,552     475,228      41,600           --
Payments in lieu of taxes (PILOT)          25,608             4,760       8,637       1,956       5,410        4,845
Ground lease payments                      24,509               565       1,732       1,141       2,714       18,357

As of June 30, 2002, the Operating Partnership's total debt had a weighted average term to maturity of approximately 4.3 years. The Operating Partnership does not intend to reserve funds to retire the Operating Partnership's Senior Unsecured Notes or its mortgages and loans payable upon maturity. Instead, the Operating Partnership will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities. The Operating Partnership is reviewing various refinancing options, including the issuance of additional unsecured debt, preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during the remainder of 2002 or during 2003. The Operating Partnership anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Operating Partnership's capital and liquidity needs both in the short and long-term. However, if these sources of funds are insufficient or unavailable, the Operating Partnership's ability to make the expected distributions discussed below may be adversely affected.

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

On September 13, 2000, the Board of Directors authorized an increase to the Operating Partnership's repurchase program under which the Operating Partnership is permitted to purchase up to an additional $150.0 million of the Corporation's outstanding common stock ("Repurchase Program"). From that date through August 7, 2002, the Operating Partnership purchased for constructive retirement under the Repurchase Program 3.3 million shares of its outstanding common stock for an aggregate cost of approximately $91.1 million. As a result, the Operating Partnership has a remaining authorization to repurchase up to an additional $58.9 million of its outstanding common stock, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

The Operating Partnership may not dispose of or distribute certain of its properties, currently comprising 136 properties with an aggregate net book value of approximately $1.8 billion, which were originally contributed by members of either the Mack Group (which includes William L. Mack, Chairman of the Corporation's Board of Directors; Earle I. Mack, director; and Mitchell E. Hersh, chief executive officer and director), the Robert Martin Group (which includes Robert F. Weinberg, director; Martin S. Berger, a former director; and Timothy M. Jones, president, or the Cali Group (which includes John J. Cali, director and John R. Cali, director) without the express written consent of a representative of the Mack Group, the Robert Martin Group or the Cali Group, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate Mack Group, Robert Martin Group or Cali Group members for the tax consequences of the recognition of such built-in-gains (collectively, the "Property Lock-Ups"). The aforementioned restrictions do not apply in the event that the Operating Partnership sells all of its properties or in connection with a sale transaction which the Corporation's Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Operating Partnership or to cure any material monetary default on any mortgage secured by a property. The Property Lock-Ups expire periodically through 2008. Upon the expiration of the Property Lock-Ups, the Operating Partnership is required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate Mack Group, Robert Martin Group or Cali Group members.

To maintain its qualification as a REIT, the Operating Partnership must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. Moreover, the Operating Partnership intends to continue to make regular quarterly distributions to its stockholders which, based upon current policy, in the aggregate would equal approximately $143.0 million on an annualized basis. However, any such distribution, whether for federal income tax purposes or otherwise, would only be paid out of available cash after meeting both operating requirements and scheduled debt service on the Operating Partnership's debt.

                              FUNDS FROM OPERATIONS

The Operating Partnership considers funds from operations ("FFO"), after adjustment for straight-lining of rents, one measure of REIT performance. FFO is defined as net income (loss) before minority interest of unitholders, computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring, other extraordinary items, and sales of depreciable rental property, plus real estate-related depreciation and amortization. FFO should not be considered as an alternative to net income as an indication of the Operating Partnership's performance or to cash flows as a measure of liquidity. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Operating Partnership's FFO is comparable to the FFO of real estate companies that use the current definition of the National Association of Real Estate Investment Trusts ("NAREIT"), after the adjustment for straight-lining of rents.

FFO for the three and six months ended June 30, 2002 and 2001, as calculated in accordance with NAREIT's definition, after adjustment for straight-lining of rents, is summarized in the following table (IN THOUSANDS):

                                                                     Three Months Ended           Six Months Ended
                                                                           June 30,                   June 30,
                                                                      2002          2001          2002          2001
---------------------------------------------------------------------------------------------------------------------
Income before realized gains (losses) and unrealized
      losses on disposition of rental property                    $ 48,594      $ 47,161    $   91,740     $   90,686
Add: Real estate-related depreciation and amortization (1)          27,540        23,068        51,989         47,071
      Gain on sale of land                                             717            --           717             --
Deduct: Rental income adjustment for straight-lining of
         rents (2)                                                  (1,210)       (4,057)       (2,923)        (7,862)
      Equity in earnings from gain on sale of rental property       (3,506)           --        (3,506)            --
---------------------------------------------------------------------------------------------------------------------
Funds from operations, after adjustment for straight-lining
      of rents                                                    $ 72,135      $ 66,172    $  138,017     $  129,895
Deduct:  Distributions to preferred unitholders                     (3,863)       (3,879)       (7,806)        (7,758)
---------------------------------------------------------------------------------------------------------------------
Funds from operations, after adjustment for straight-lining
      of rents, after distributions to preferred unitholders      $ 68,272      $ 62,293    $  130,211     $  122,137
=====================================================================================================================
Cash flows provided by operating activities                                                 $  119,696     $  133,022
Cash flows used in investing activities                                                     $   (4,696)    $ (103,715)
Cash flows used in financing activities                                                     $  (62,896)    $  (19,748)
---------------------------------------------------------------------------------------------------------------------
Basic weighted average units outstanding (3)                        65,168        64,476        64,961         64,621
---------------------------------------------------------------------------------------------------------------------
Diluted weighted average units outstanding (3)                      71,940        71,044        71,702         71,198
---------------------------------------------------------------------------------------------------------------------

(1) Includes the Operating Partnership's share from unconsolidated joint ventures of $239 and $1,321 for the three months ended June 30, 2002 and 2001, respectively, and $953 and $2,043 for the six months ended June 30, 2002 and 2001, respectively.
(2) Includes the Operating Partnership's share from unconsolidated joint ventures of $94 and $90 for the three months ended June 30, 2002 and 2001, respectively, and ($953) and $126 for the six months ended June 30, 2002 and 2001, respectively.
(3)  See calculations for the amounts presented in the following reconciliation.

The following schedule reconciles the Operating Partnership's basic weighted average shares outstanding to the basic and diluted weighted average units outstanding presented above (IN THOUSANDS):

                                                               Three Months Ended               Six Months Ended
                                                                    June 30,                        June 30,
                                                               2002           2001            2002            2001
------------------------------------------------------------------------------------------------------------------
Basic weighted average units:                                65,168         64,476          64,961          64,621
Add: Weighted average Preferred Units
     (after conversion to common units)                       6,334          6,359           6,346           6,359
     Stock options                                              429            209             390             218
     Stock Warrants                                               9             --               5              --
------------------------------------------------------------------------------------------------------------------

Diluted weighted average units outstanding:                  71,940         71,044          71,702          71,198
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

Approximately $1.6 billion of the Operating Partnership's long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of June 30, 2002 ranged from LIBOR plus 65 basis points to LIBOR plus 80 basis points.

JUNE 30, 2002

DEBT,                         7/1/02-
INCLUDING CURRENT PORTION     12/31/02       2003      2004       2005        2006    THEREAFTER         TOTAL      FAIR VALUE
-------------------------     -------   ---------  --------   --------   ---------    ----------   -----------    ------------
Fixed Rate                    $ 1,668   $ 195,501  $312,110   $254,598   $ 219,814    $  623,190   $ 1,606,881    $ 1,703,150

Average Interest Rate            7.72%       7.30%     7.34%      7.13%      7.06%          7.70%         7.38%

Variable Rate                           $  66,600                                     $   32,178   $    98,778    $    98,778

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

     10.17* 2000 Employee Stock Option Plan (filed as Exhibit 10.1 to the Corporation's Registration Statement on Form S-8, Registration No. 333-52478, and incorporated herein by reference), as amended by the First Amendment to the 2000 Employee Stock Option Plan filed herewith.

     10.18* 2000 Director Stock Option Plan (filed as Exhibit 10.2 to the Corporation's Registration Statement on Form S-8, Registration No. 333-52478, and incorporated herein by reference), as amended by the First Amendment to the 2000 Director Stock Option Plan filed herewith.

     10.19* Agreement to Assign Ground Lease dated as of April 1, 2002, by and between Robert Martin - Eastview North Company, L.P. and Mack-Cali Realty Acquisition Corp.

     10.20* Agreement to Assign Ground Lease dated as of April 30, 2002, by and between Robert Martin - Eastview North Company, L.P., and Mack-Cali Realty Acquisition Corp.

     EXHIBIT
     NUMBER        EXHIBIT TITLE

     10.21* Agreement of Purchase and Sale dated as of May 1, 2002, by and between Robert Martin Company, L.L.C. and Mack-Cali Realty Acquisition Corp.

     10.22* Agreement of Sale and Purchase dated May 13, 2002 by and between Mack-Cali Realty, L.P. and Wells Capital, Inc.

     10.23* Agreement of Sale and Purchase dated June 6, 2002, by and between Mack-Cali Texas Property L.P. and Parkway Properties LP for property located at 5300 Memorial Drive, Houston, Texas.

     10.24* Agreement of Sale and Purchase dated June 6, 2002, by and between Mack-Cali Texas Property L.P. and Parkway Properties LP for property located at 1717 St. James Place, Houston, Texas.

     10.25* Agreement of Sale and Purchase dated June 6, 2002, by and between Mack-Cali Texas Property L.P. and Parkway Properties LP for property located at 10497 Town & Country Way, Houston, Texas.

     10.26* Agreement of Sale and Purchase dated December 14, 2001, by and between Mack-Cali Texas Property L.P., a limited partnership organized under the laws of the State of Texas, Centennial Acquisition Company, a corporation organized under the laws of the State of Texas, and Ashwood American Properties, Inc., a corporation organized under the laws of the State of Texas.

     10.27* Letter Agreement amending the Agreement of Sale and Purchase dated December 14, 2001 from Mack-Cali Texas Property, L.P. to Centennial Acquisition Company and Ashwood American Properties, Inc. dated January 25, 2002.

    10.28* Amendment and Reinstatement of Agreement of Purchase and Sale, dated effective March 14, 2002, by and between Mack-Cali Texas Property L.P., a Texas limited partnership, Centennial Acquisition Company, a Texas corporation and Ashwood American Properties, Inc., a Texas corporation.

    10.29* Amendment to Amended and Reinstated Agreement of Sale and Purchase dated March 29, 2002, by and between Mack-Cali Texas Property L.P., a Texas limited partnership, Centennial Acquisition Company, a Texas corporation and Ashwood American Properties, Inc., a Texas corporation.


    10.30* Second Amendment to Amended and Reinstated Agreement of Sale and Purchase, dated April 3, 2002 by and between Mack-Cali Texas Property L.P., a Texas limited partnership,
                  Centennial Acquisition Company, a Texas corporation and Ashwood American Properties, Inc., a Texas corporation.

    10.31* Mezzanine Loan Agreement dated as of May 13, 2002, by and between Nussbaum Centennial Partners, L.P., and Ashwood American Partners MC Dallas, L.P., both Texas limited partnerships and Mack-Cali Property Trust, a Maryland business trust.

    10.32* Recourse Guaranty dated May 13, 2002, made by Nussbaum Centennial Partners, L.P., a Texas limited partnership, and Ashwood American Partners MC Dallas, L.P., a Texas limited partnerships in favor of Mack-Cali Property Trust, a Maryland business trust.

    10.33* Promissory Note from Nussbaum Centennial Partners, L.P., a Texas limited partnership, and Ashwood American Partners MC Dallas, L.P., a Texas limited partnerships in favor of Mack-Cali Property Trust, a Maryland business trust.

    10.34* Hazardous Materials Indemnification dated as of May 13, 2002 by Nussbaum Centennial Partners, L.P., and Ashwood American Partners MC Dallas, L.P., both Texas limited partnerships in favor of Mack-Cali Property Trust, a Maryland business trust.

    10.35* Pledge and Security Agreement (Membership Interests) dated as of May 13, 2002 made by Ashwood American Partners MC Dallas, a Texas limited partnership in favor of Mack-Cali Property Trust, a Maryland business trust.

    10.36* Pledge and Security Agreement (Partnership Interests) dated as of May 13, 2002 made by Ashwood American Partners MC Dallas, a Texas limited partnership in favor of Mack-Cali Property Trust, a Maryland business trust.

    10.37* Pledge and Security Agreement (Membership Interests) dated as of May 13, 2002 made by Nussbaum Centennial Partners,
                  L. P., a Texas limited partnership in favor of Mack-Cali Property Trust, a Maryland business trust.

    10.38* Pledge and Security Agreement (Partnership Interests) dated as of May 13, 2002 made by Nussbaum Centennial Partners,
                  L. P., a Texas limited partnership in favor of Mack-Cali Property Trust, a Maryland business trust.

    10.39* Intercreditor Agreement made as of May 13, 2002, by and between Mack Cali Property Trust, a Maryland business trust, John Hancock Life Insurance Company, a Massachusetts corporation, Brookview Partners, L.P., a Texas limited partnership, and Nussbaum Centennial Partners, L.P., a Texas limited partnership, and Ashwood American Partners MC Dallas, L.P., a Texas limited partnership.
----------

(b)  REPORTS ON FORM 8-K:

     During the second quarter of 2002, the Operating Partnership did not file any reports on Form 8-K.

     -------------
     * filed herewith

                             MACK-CALI REALTY, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Mack-Cali Realty, L.P.
                                              --------------------------------
                                              (Registrant)
                                              By:  Mack-Cali Realty Corporation,
                                                   its General Partner

Date: August 14, 2002                    By:  /s/ MITCHELL E. HERSH
                                              --------------------------------
                                              Mitchell E. Hersh
                                              Chief Executive Officer


Date: August 14, 2002                    By:  /s/ BARRY LEFKOWITZ
                                              --------------------------------
                                              Barry Lefkowitz
                                              Executive Vice President &
                                                Chief Financial Officer