Form 10-Q
period 2002-09-30
MACK CALI REALTY L P
filed 2002-11-13
CIK 1067063

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 333-57103-01

Mack-Cali Realty, L.P.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3315804 (I.R.S. Employer Identification Number)
11 Commerce Drive, Cranford, New Jersey 07016-3501 (Address or principal executive office) (Zip Code)
(908) 272-8000 (Registrant's telephone number, including area code)
Not Applicable (Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report)Yes ☒    No ☐ and (2) has been subject to such filing requirements for the past ninety (90) days Yes ☒    No ☐

.

MACK-CALI REALTY, L.P.

FORM 10-Q

INDEX

		Page
Part I Financial Information
Item 1.	Financial Statements:
	Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001	4
	Consolidated Statements of Operations for the three and nine month periods ended September 30, 2002 and 2001	5
	Consolidated Statement of Changes in Partners' Capital for the nine months ended September 30, 2002	6
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001	7
	Notes to Consolidated Financial Statements	8-33
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	34-47
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	48
Item 4.	Controls and Procedures	49
Part II Other Information and Signatures
Item 1.	Legal Proceedings	50
Item 2.	Changes in Securities and Use of Proceeds	50
Item 3.	Defaults Upon Senior Securities	50
Item 4.	Submission of Matters to a Vote of Security Holders	50
Item 5.	Other Information	50
Item 6.	Exhibits and Reports on Form 8-K	51-54
Signatures		55
Certifications		56-57

MACK-CALI REALTY, L.P.

Part I—Financial Information

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

        The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per unit amounts)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Rental property
Land and leasehold interests	$521,439	$479,358
Buildings and improvements	3,040,046	2,751,453
Tenant improvements	157,380	140,071
Furniture, fixtures and equipment	7,400	7,189

	3,726,265	3,378,071
Less—accumulated depreciation and amortization	(420,939)	(350,705)

	3,305,326	3,027,366
Rental property held for sale, net	41,239	384,626

Net investment in rental property	3,346,565	3,411,992
Cash and cash equivalents	76,819	12,835
Investments in unconsolidated joint ventures	188,264	146,540
Unbilled rents receivable, net	61,609	60,829
Deferred charges and other assets, net	126,829	101,499
Restricted cash	7,429	7,914
Accounts receivable, net of allowance for doubtful accounts of $539 and $752	4,815	5,161

Total assets	$3,812,330	$3,746,770

LIABILITIES AND PARTNERS' CAPITAL

Senior unsecured notes	$1,097,209	$1,096,843
Revolving credit facilities	119,000	59,500
Mortgages and loans payable	541,026	543,807
Distributions payable	45,181	44,069
Accounts payable and accrued expenses	62,499	64,620
Rents received in advance and security deposits	39,062	33,512
Accrued interest payable	8,805	25,587

Total liabilities	1,912,782	1,867,938

Commitments and contingencies
Partners' Capital:
Preferred units 215,894 and 220,340 units outstanding	221,445	226,005
General partner, 57,669,818 and 56,712,270 common units outstanding	1,463,300	1,432,588
Accumulated other comprehensive loss	(2,174)	—
Limited partners, 7,814,806 and 7,954,775 common units outstanding	208,453	211,715
Unit warrants, 2,000,000 and 2,000,000 outstanding	8,524	8,524

Total partners' capital	$1,899,548	$1,878,832

Total liabilities and partners' capital	$3,812,330	$3,746,770

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
REVENUES
Base rents	$120,069	$126,789	$368,575	$381,584
Escalations and recoveries from tenants	15,152	13,944	42,849	42,136
Parking and other	7,445	2,610	15,045	8,016
Interest income	742	685	1,526	1,770

Total revenues	143,408	144,028	427,995	433,506

EXPENSES
Real estate taxes	15,161	16,012	45,863	46,809
Utilities	10,090	11,517	29,527	34,172
Operating services	16,743	16,336	49,482	51,901
General and administrative	5,525	8,767	20,133	21,633
Depreciation and amortization	29,300	22,529	80,775	67,964
Interest expense	26,429	27,772	78,384	84,692

Total expenses	103,248	102,933	304,164	307,171

Equity in earnings of unconsolidated joint ventures	2,205	1,884	10,274	7,330

Income before realized gains (losses) and unrealized losses on disposition of rental property	42,365	42,979	134,105	133,665
Realized gains (losses) and unrealized losses on disposition of rental property, net	456	(11,624)	2,714	(9,677)

Net income	42,821	31,355	136,819	123,988
Preferred unit distributions	(3,925)	(3,943)	(11,731)	(11,701)

Net income available to common unitholders	$38,896	$27,412	$125,088	$112,287

Basic earnings per unit	$0.60	$0.43	$1.92	$1.74
Diluted earnings per unit	$0.59	$0.43	$1.91	$1.74
Distributions declared per common unit	$0.63	$0.62	$1.87	$1.84

Basic weighted average units outstanding	65,372	64,084	65,099	64,440
Diluted weighted average units outstanding	65,656	64,403	71,764	64,691

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
(in thousands)
(unaudited)

	Preferred Units	General Partner Units	Limited Partner Units	Preferred Unitholders	General Partner	Accumulated Other Comprehensive Loss	Limited Partners	Unit Warrants	Total
Balance at January 1, 2002	220	56,712	7,955	$226,005	$1,432,588	—	$211,715	$8,524	$1,878,832
Net income	—	—	—	11,731	109,886	—	15,202	—	136,819
Distributions	—	—	—	(11,731)	(107,563)	—	(14,725)	—	(134,019)
Redemption of Preferred Units for limited partner units	(4)	—	128	(4,560)	—	—	4,560	—	—
Redemption of limited partner units for shares of common stock	—	269	(269)	—	8,299	—	(8,299)	—	—
Contributions—proceeds from stock options exercised	—	641	—	—	16,866	—	—	—	16,866
Contributions—proceeds from Stock Warrants exercised	—	107	—	—	3,547	—	—	—	3,547
Other comprehensive loss on interest rate hedge	—	—	—	—	—	$(2,174)	—	—	(2,174)
Deferred compensation plan for directors	—	—	—	—	125	—	—	—	125
Amortization of stock compensation	—	—	—	—	1,376	—	—	—	1,376
Repurchase of general partner units	—	(59)	—	—	(1,824)	—	—	—	(1,824)

Balance at September 30, 2002	216	57,670	7,814	$221,445	$1,463,300	$(2,174)	$208,453	$8,524	$1,899,548

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$136,819	$123,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,775	67,964
Amortization of stock compensation	1,376	1,031
Amortization of deferred financing costs and debt discount	3,529	3,815
Equity in earnings of unconsolidated joint ventures	(10,274)	(7,330)
Realized (gains) losses and unrealized losses on disposition of rental property, net	(2,714)	9,677
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(4,021)	(9,705)
(Increase) decrease in deferred charges and other assets, net	(26,812)	2,711
Decrease in accounts receivable, net	346	2,203
(Decrease) increase in accounts payable and accrued expenses	(2,121)	1,831
Increase (decrease) in rents received in advance and security deposits	5,550	(224)
Decrease in accrued interest payable	(16,782)	(7,813)

Net cash provided by operating activities	$165,671	$188,148

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to rental property	$(127,546)	$(189,945)
Repayment of notes receivable	3,813	5,983
Investments in unconsolidated joint ventures	(51,587)	(64,191)
Distributions from unconsolidated joint ventures	20,086	37,544
Proceeds from sales of rental property	115,460	124,069
Decrease (increase) in restricted cash	485	(986)

Net cash used in investing activities	$(39,289)	$(87,526)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from senior unsecured notes	—	$298,269
Proceeds from revolving credit facilities	$428,775	327,367
Repayments of revolving credit facilities	(369,275)	(603,208)
Proceeds from mortgages and loans payable	—	70,000
Repayments of mortgages and loans payable	(2,593)	(6,876)
Repurchase of general partner units	(1,824)	(25,008)
Payment of financing costs	(4,986)	(3,339)
Proceeds from stock options exercised	16,866	4,020
Proceeds from Stock Warrants exercised	3,547	—
Payment of distributions	(132,908)	(130,060)

Net cash used in financing activities	$(62,398)	$(68,835)

Net increase in cash and cash equivalents	$63,984	$31,787
Cash and cash equivalents, beginning of period	$12,835	$13,179

Cash and cash equivalents, end of period	$76,819	$44,966

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share/unit amounts)

1.    ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

        Mack-Cali Realty, L.P., a Delaware limited partnership, together with its subsidiaries (the "Operating Partnership"), was formed on May 31, 1994 to conduct the business of leasing, management, acquisition, development, construction and tenant-related services for its sole general partner, Mack-Cali Realty Corporation and its subsidiaries (the "Corporation" or "General Partner"). The Operating Partnership, through its operating divisions and subsidiaries, including the Mack-Cali property-owning partnerships and limited liability companies (collectively, the "Property Partnerships"), as described below, is the entity through which all of the General Partner's operations are conducted. The Property Partnerships, which are not legal entities, consist of partnerships and limited liability companies which are engaged in the ownership and operation of the Properties (as hereinafter defined) of the Operating Partnership.

        The General Partner is a fully integrated, self-administered, self-managed real estate investment trust ("REIT"). The General Partner controls the Operating Partnership as its sole general partner, and owned an 88.1 percent and 87.7 percent common unit interest in the Operating Partnership as of September 30, 2002 and December 31, 2001, respectively.

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

        As of September 30, 2002, the Operating Partnership owned or had interests in 262 properties plus developable land (collectively, the "Properties"). The Properties aggregate approximately 29.0 million square feet, which are comprised of 153 office buildings and 96 office/flex buildings, totaling approximately 28.5 million square feet (which include six office buildings and one office/flex building aggregating 2.1 million square feet, owned by unconsolidated joint ventures in which the Operating Partnership has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, three stand-alone retail properties totaling approximately 118,040 square feet (which includes one retail property totaling approximately 100,740 square feet, owned by an unconsolidated joint venture in which the Operating Partnership has an investment interest), one hotel (which is owned by unconsolidated joint venture in which the Operating Partnership has an investment interest) and three land leases. The Properties are located in nine states, primarily in the Northeast, plus the District of Columbia.

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

2.    SIGNIFICANT ACCOUNTING POLICIES

Rental Property

        Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Included in total rental property is construction and development in-progress of $189,702 and $210,463 (including land of $48,804 and $54,169) as of September 30, 2002 and December 31, 2001, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

        The Operating Partnership considers a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity (as distinguished from activities such as routine maintenance and cleanup). If portions of a rental project are substantially completed and occupied by tenants, or held available for occupancy, and other portions have not yet reached that stage, the substantially completed portions are accounted for as a separate project. The Operating Partnership allocates costs incurred between the portions under construction and the portions substantially completed and held available for occupancy.

        Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Leasehold interests	Remaining lease term
Buildings and improvements	5 to 40 years
Tenant improvements	The shorter of the term of the related lease or useful life
Furniture, fixtures and equipment	5 to 10 years

        On a periodic basis, management assesses whether there are any indicators that the value of the rental properties may be impaired. A property's value is impaired only if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. Management does not believe that the value of any of the Operating Partnership's rental properties is impaired.

Rental Property Held for Sale

        When assets are identified by management as held for sale, the Operating Partnership discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If, in management's opinion, the net sales price of the assets which have been identified for sale is less than the net book value of the assets, a valuation allowance is established. See Note 6.

        If circumstances arise that previously were considered unlikely and, as a result, the Operating Partnership decides not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation (amortization) expense that would have been recognized had the property been continuously classified as held and used, or (b) the fair value at the date of the subsequent decision not to sell. See Note 6.

        Effective January 1, 2002, the Operating Partnership adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. SFAS No. 144 retains the requirements of SFAS No. 121 regarding impairment loss recognition and measurement. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. As the statement requires implementation on a prospective basis, properties which were identified as held for sale by the Operating Partnership prior to January 1, 2002 are presented in the accompanying financial statements in a manner consistent with the prior year's presentation. As there were no additional properties identified as held for sale in the nine months ended September 30, 2002, the Operating Partnership did not report any discontinued operations for the periods presented.

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

Deferred Financing Costs

        Costs incurred in obtaining financing are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $1,176 and $1,180 for the three months ended September 30, 2002 and 2001, respectively, and $3,529 and $3,462 for the nine months ended September 30, 2002 and 2001, respectively.

Deferred Leasing Costs

        Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Operating Partnership are compensated for providing leasing services to the Properties. The portion of such compensation, which is capitalized and amortized, approximated $908 and $899 for the three months ended September 30, 2002 and 2001, respectively, and $2,604 and $2,501 for the nine months ended September 30, 2002 and 2001, respectively.

Restricted Cash

        Restricted cash includes tenant security deposits and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements.

Derivative Instruments

        The Operating Partnership measures its derivative instruments, including certain derivative instruments embedded in other contracts, at fair value and records them as an asset or liability, depending on the Operating Partnership's rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income ("OCI") and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging and ineffective portions of hedges are recognized in earnings in the affected period. See Note 9—Interest Rate Hedge.

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

Distributions Payable

        The distributions payable at September 30, 2002 represents distributions payable to common unitholders of record as of October 3, 2002 (65,485,024 common units) and preferred distributions payable to preferred unitholders (215,894 preferred units) for the third quarter 2002. The third quarter 2002 common unit distributions of $0.63 per common unit, as well as the third quarter preferred unit distribution of $18.1818 per preferred unit, were approved by the Board of Directors on September 25, 2002 and paid on October 21, 2002.

        The distributions payable at December 31, 2001 represents distributions payable to common unitholders of record as of January 4, 2002 (64,720,615 common units) and preferred distributions payable to preferred unitholders (220,340 preferred units) for the fourth quarter 2001. The fourth quarter 2001 common unit distributions of $0.62 per common unit, as well as the fourth quarter preferred unit distribution of $17.8932 per preferred unit, were approved by the Board of Directors on December 18, 2001 and paid on January 22, 2002.

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

3. REAL ESTATE PROPERTY TRANSACTIONS

Property Acquisitions

        The Operating Partnership acquired the following properties during the nine months ended September 30, 2002:

Acquisition Date	Property/Portfolio Name	Location	# of Bldgs.	Rentable Square Feet	Investment by Operating Partnership
Office:
08/09/02	25 Commerce Drive	Cranford, Union County, NJ	1	67,749	$7,667
08/09/02	3 Skyline Drive (a)	Hawthorne, Westchester County, NY	1	75,668	9,460

Total Office Property Acquisitions:			2	143,417	$17,127

(a)
On August 9, 2002, the Operating Partnership acquired an undivided 68.1 percent interest (75,668 square feet) in 3 Skyline Drive, a 113,098 square-foot office property. The property was acquired as tenants-in-common interests with the intention that, soon after the completion of the acquisition, the individual interests would be transferred into separate condominium units. On September 27, 2002, the Operating Partnership executed a condominium agreement to formalize the transfer of its undivided interest in the property into a condominium interest. The Operating Partnership has accounted for its interest in the property as if the condominium was in place since the date of acquisition.

        On November 1, 2002, the Operating Partnership acquired 1633 Littleton Road, a 57,722 square-foot office building located in Parsippany, Morris County, New Jersey for approximately $11,350.

Land Acquisitions

        On June 12, 2002, the Operating Partnership acquired three land parcels located in Hawthorne and Yonkers, Westchester County, New York in one transaction for a total cost of approximately $2,600. The land was acquired from an entity whose principals include Timothy M. Jones, Robert F. Weinberg and Martin S. Berger, each of whom are affiliated with the Operating Partnership as the President of the Corporation, a current member of the Board of Directors and a former member of the Board of Directors of the Corporation, respectively. In connection with the Operating Partnership's acquisition of 65 Class A properties from The Robert Martin Company ("Robert Martin") in January 1997, as subsequently modified, the Corporation granted Robert Martin the right to designate one seat on the Corporation's Board of Directors ("RM Board Seat"). Robert Martin designated Martin S. Berger and Robert F. Weinberg to jointly share the RM Board Seat, as follows: Mr. Weinberg served as a member of the Board of Directors of the Corporation from 1997 until December 1, 1998, at which time Mr. Weinberg resigned and Mr. Berger was appointed to serve in such capacity. Mr. Berger served as a member of the Board of Directors of the Corporation from December 1, 1998 until March 6, 2001, at which time Mr. Berger resigned and Mr. Weinberg was appointed to serve in such capacity until the Corporation's 2003 annual meeting of stockholders. If the Corporation elects to nominate for re-election to its Board of Directors a designee of Robert Martin at the Corporation's 2003 annual meeting of stockholders, then Mr. Berger and Mr. Weinberg have agreed that Mr. Berger will be so nominated and the seat will be rotated among Mr. Berger and Mr. Weinberg every 12 months commencing on the 12 month anniversary of the 2003 annual meeting of stockholders. Upon the death of Mr. Berger or Mr. Weinberg, the surviving person shall solely fill the remainder of the term of the RM Board Seat.

Properties Commencing Initial Operations

        The following properties commenced their initial operations during the nine months ended September 30, 2002:

Date	Property Name	Location	# of Bldgs.	Rentable Square Feet	Investment by Operating Partnership (as of 9/30/02)
Office:
09/03/02	Harborside Plaza 5	Jersey City, Hudson County, NJ	1	980,000	$187,221	(a)
Office/Flex:
04/01/02	125 Clearbrook Road	Elmsford, Westchester County, NY	1	33,000	4,978	(b)
Unconsolidated Joint Venture:
07/10/02	Hyatt Regency South Pier	Jersey City, Hudson County, NJ	1	350 rooms	15,085
09/17/02	Harborside Plaza 10	Jersey City, Hudson County, NJ	1	575,000	113,685

Total Properties Commencing Initial Operations:			4	1,588,000	$320,969

(a)
Amount consists of $168,256 included in rental property and $18,965 of leasing commissions and other deferred leasing costs, which are included in deferred charges and other assets.
(b)
Amount consists of $4,724 included in rental property and $254 of leasing commissions, which is included in deferred charges and other assets.

Property Sales

        The Operating Partnership sold the following properties during the nine months ended September 30, 2002:

Sale Date	Property/Portfolio Name	Location	# of Bldgs.	Sq. Ft.	Net Sales Proceeds	Net Book Value	Realized Gain (Loss)
Office:
05/13/02	Dallas Portfolio (a)	Metro Dallas, TX	4	488,789	$33,115	$34,760	$(1,645)
05/29/02	750 South Richfield Street	Aurora, Arapahoe County, CO	1	108,240	20,631	21,291	(660)
06/06/02	Houston Portfolio (b)	Houston, Harris County, TX	3	413,107	25,482	24,393	1,089
07/15/02	501 Kennedy Boulevard	Tampa, Hillsborough County, FL	1	297,429	22,915	22,459	456
Residential:
1/30/02	25 Martine Avenue	White Plains, Westchester County, NY	1	124 units	17,559	10,461	7,098
Land:
04/25/02	Horizon Center Land	Hamilton Township, Mercer County, NJ	n/a	0.8 acres	758	41	717

Total Property Sales:			10	1,307,565	$120,460	$113,405	$7,055

(a)
On May 13, 2002, the Operating Partnership sold 3100 Monticello, 2300 Valley View, 150 West Parkway and 555 Republic Place in a single transaction with one buyer, Brookview Properties, L.P., an entity that includes a partner, whose principals include Paul A. Nussbaum, a former member of the Board of Directors of the Corporation. The Operating Partnership provided the purchaser with a $5,000 subordinated loan that bears interest at 15 percent with a current pay rate of 11 percent. The entire principal of the loan is payable at maturity on October 12, 2007. In conjunction with the Purchaser's subsequent sale of one of its acquired properties, the purchaser repaid $1,537 of the loan principal through September 30, 2002.
(b)
On June 6, 2002, the Operating Partnership sold 1717 St. James Place, 5300 Memorial Drive and 10497 Town & Country Way in a single transaction with one buyer, Parkway Properties LP.

        On October 16, 2002, the Operating Partnership sold its remaining three office properties located in Arizona, aggregating 416,967 square feet, for approximately $43,000 in a single transaction with one buyer, Summit Commercial Properties, Inc., a division of Highridge Partners.

4.    INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

        The debt of the Operating Partnership's unconsolidated joint ventures aggregating $529,391 as of September 30, 2002 are non-recourse to the Operating Partnership, except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations, and except as otherwise indicated below.

PRU-BETA 3 (Nine Campus Drive)

        On March 27, 1998, the Operating Partnership acquired a 50 percent interest in an existing joint venture with The Prudential Insurance Company of America ("Prudential"), known as Pru-Beta 3, which owned and operated Nine Campus Drive, a 156,495 square-foot office building, located in the Mack-Cali Business Campus office complex in Parsippany, Morris County, New Jersey. On November 5, 2001, the Operating Partnership acquired the remaining interest in the property for approximately $15,073. The property has been consolidated in the Operating Partnership's financial statements subsequent to the acquisition of the remaining interest. The Operating Partnership performed management and leasing services for the property when it was owned by the joint venture and recognized $37 and $143 in fees for such services for the three and nine months ended September 30, 2001, respectively.

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

  Summit Ridge

        Summit Ridge is an office complex of three one-story buildings, aggregating 133,841 square feet, located in San Diego, San Diego County, California, which was constructed and placed in service by the venture. On January 29, 2001, the venture sold the office complex for approximately $17,450.

  Lava Ridge

        Lava Ridge is an office complex of three two-story buildings, aggregating 183,200 square feet, located in Roseville, Placer County, California, which was constructed and placed in service by the venture. On May 30, 2002, the venture sold the office complex for approximately $31,700.

  Pacific Plaza I & II

        Pacific Plaza I & II is a two-phase development joint venture project, located in Daly City, San Mateo County, California between the Operating Partnership, HPMC Development Partners II, L.P. and a third-party entity. Phase I of the project, which commenced initial operations in August 2001, consists of a nine-story office building, aggregating 369,682 square feet. Phase II, which is currently under construction, will comprise a three-story retail and theater complex. The theater portion of Phase II commenced initial operations in June 2002, with certain of the retail space commencing operations in August 2002. The Operating Partnership performs management services for these properties owned by the joint venture and recognized $91, $213, $7 and $7 in fees for such services in the three and nine months ended September 30, 2002 and 2001, respectively.

  Stadium Gateway

        Stadium Gateway is a development joint venture project located in Anaheim, Orange County, California between the Operating Partnership, HPMC Development Partners II, L.P. and a third-party entity. The venture has constructed a six-story, 261,554 square-foot office building, which commenced initial operations in January 2002.

G&G MARTCO (Convention Plaza)

        On April 30, 1998, the Operating Partnership acquired a 49.9 percent interest in an existing joint venture, G&G Martco, which owns Convention Plaza, a 305,618 square-foot office building, located in San Francisco, San Francisco County, California. A portion of the Operating Partnership's initial investment was financed through the issuance of common units, as well as funds drawn from the Operating Partnership's credit facilities. On June 4, 1999, the Operating Partnership acquired an additional 0.1 percent interest in G&G Martco through the issuance of common units. The Operating Partnership performs management and leasing services for the property owned by the joint venture and recognized $61, $188, $62 and $172 in fees for such services for the three and nine months ended September 30, 2002 and 2001, respectively.

AMERICAN FINANCIAL EXCHANGE L.L.C.

        On May 20, 1998, the Operating Partnership entered into a joint venture agreement with Columbia Development Company, L.L.C. to form American Financial Exchange L.L.C. The venture was formed to acquire land for future development, located on the Hudson River waterfront in Jersey City, Hudson County, New Jersey, adjacent to the Operating Partnership's Harborside Financial Center office complex. The Operating Partnership holds a 50 percent interest in the joint venture. Among other things, the partnership agreement provides for a preferred return on the Operating Partnership's invested capital in the venture, in addition to the Operating Partnership's proportionate share of the venture's profit, as defined in the agreement. The joint venture acquired land on which it constructed a parking facility, a portion of which is currently licensed to a parking operator. Such parking facility serves a ferry service between the Operating Partnership's Harborside property and Manhattan. In the fourth quarter 2000, the joint venture started construction of Plaza 10, a 575,000 square-foot office building, on certain of the land owned by the venture. Plaza 10 is 100 percent pre-leased to Charles Schwab & Co. Inc. ("Schwab") for a 15-year term. The lease agreement obligates the venture, among other things, to deliver space to the tenant by required timelines and offers expansion options, at the tenant's election. Such options may obligate the venture to construct an additional building or, at the Operating Partnership's option, to make space available in any of its existing Harborside properties. Should the venture be unable to or choose not to provide such expansion space, the venture would be liable to Schwab for its actual damages, in no event to exceed $15,000. The amount of Schwab's actual damages, up to $15,000, has been guaranteed by the Operating Partnership. The project, which commenced initial operations in September 2002, is currently projected to cost the Operating

Partnership approximately $145,000, of which $113,685 has been incurred by the Operating Partnership through September 30, 2002. The venture has an agreement with the City of Jersey City, New Jersey, in which it is required to make payments in lieu of property taxes ("PILOT"). The agreement, which will commence upon substantial completion of the property, as defined, is for a term of 20 years. The PILOT will be equal to two percent of Total Project Costs, as defined, with periodic increases, as defined. Total Project Costs, per the agreement, are the greater of $78,821 or actual Total Project Costs, as defined.

RAMLAND REALTY ASSOCIATES L.L.C. (One Ramland Road)

        On August 20, 1998, the Operating Partnership entered into a joint venture agreement with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C. The venture was formed to own, manage and operate One Ramland Road, a 232,000 square-foot office/flex building and adjacent developable land, located in Orangeburg, Rockland County, New York. In August 1999, the joint venture completed redevelopment of the property and placed the office/flex building in service. The Operating Partnership holds a 50 percent interest in the joint venture. In 2001, the property's principal tenant, Superior Bank was closed by the Office of Thrift Supervision, and the Federal Deposit Insurance Corporation (FDIC) was named receiver. The tenant continued to meet its rental payment obligations through June 2002. In July 2002, the tenant vacated the premises and the FDIC notified the joint venture that it was rejecting the lease as of July 16, 2002. As a result of the uncertainty regarding the tenant's ability to meet its obligations through the remainder of the term of its lease, the joint venture wrote off unbilled rents receivable of $1,573 and deferred lease costs of $705, which is included in the Operating Partnership's equity in earnings for the nine months ended September 30, 2002. The Operating Partnership performs management, leasing and other services for the property owned by the joint venture and recognized $4, $53, $25 and $75 in fees for such services for the three and nine months ended September 30, 2002 and 2001, respectively.

ASHFORD LOOP ASSOCIATES L.P. (1001 South Dairy Ashford/2100 West Loop South)

        On September 18, 1998, the Operating Partnership entered into a joint venture agreement with Prudential to form Ashford Loop Associates L.P. The venture was formed to own, manage and operate 1001 South Dairy Ashford, a 130,000 square-foot office building acquired on September 18, 1998, and 2100 West Loop South, a 168,000 square-foot office building acquired on November 25, 1998, both located in Houston, Harris County, Texas. The Operating Partnership holds a 20 percent interest in the joint venture. The Operating Partnership performed management and leasing services through March 2002 for the properties owned by the joint venture and recognized none, $45, $47 and $140 in fees for such services for the three and nine months ended September 30, 2002 and 2001, respectively. Under certain circumstances, Prudential has the right to convert its interest in the venture into common stock of the Corporation at a discount to the stock's fair market value, based on the underlying fair value of Prudential's interest in the venture at the time of conversion.

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

ARCAP INVESTORS, L.L.C.

        In 1999, the Operating Partnership invested $20,000 in ARCap Investors, L.L.C., a joint venture with several participants, which was formed to invest in sub-investment grade tranches of commercial mortgage-backed securities ("CMBS"). William L. Mack, Chairman of the Board of Directors of the Corporation, is a principal of an entity that owns approximately 28 percent of the venture and has nominated a member of its board of directors. At September 30, 2002, the venture held approximately $758,655 of assets, comprised principally of subordinated CMBS recorded at market value. On October 2, 2002, the Operating Partnership entered into a letter of intent to sell its interest in the venture for approximately $20,224.

MC-SJP MORRIS V REALTY, LLC AND MC-SJP MORRIS VI REALTY, LLC

        The Operating Partnership has an agreement with SJP Properties, which provides for a cooperative effort in seeking approvals to develop up to approximately 1.8 million square feet of office development on certain vacant land owned by the Operating Partnership and SJP Properties, in Hanover and Parsippany, Morris County, New Jersey. The agreement provides that the parties shall share equally in the costs associated with seeking such requisite approvals. Upon mutual consent, the Operating Partnership and SJP Properties may enter into one or more joint ventures to construct on the vacant land, or seek to dispose of their respective vacant land parcels subject to the agreement. Pursuant to the agreement with SJP Properties, on August 24, 2000, the Operating Partnership entered into a joint venture with SJP Properties to form MC-SJP Morris V Realty, LLC and MC-SJP Morris VI Realty, LLC, which acquired developable land for approximately $16,193. The acquired land is able to accommodate approximately 650,000 square feet of office space and is located in Parsippany, Morris County, New Jersey. The venture entered into an agreement pertaining to the acquired land and two other land parcels in Parsippany with an insurance company to provide for a guarantee on the funding of the development of four office properties, aggregating 850,000 square feet. Such agreement provides, if the venture elects to develop, that the insurance company will be admitted to the joint venture and provide all the equity required to fund the development, subject to certain conditions. In addition, the venture obtained a loan on the acquired land from a bank, which is guaranteed by the insurance company.

SOUTH PIER AT HARBORSIDE—HOTEL DEVELOPMENT

        On November 17, 1999, the Operating Partnership entered into an agreement with Hyatt Corporation ("Hyatt") to develop a 350-room hotel on the Operating Partnership's South Pier at Harborside Financial Center, Jersey City, Hudson County, New Jersey, which commenced operations in July 2002. The total cost of the project is estimated to be approximately $103,000. The venture has obtained a construction loan of $63,700, which each partner, including the Operating Partnership, has severally guaranteed repayment of approximately $11,148. Additionally, the Operating Partnership has posted an $8,000 letter of credit in support of another loan to the joint venture, $4,000 of which is indemnified by Hyatt. In addition, the Operating Partnership and Hyatt have guaranteed completion of the hotel project to the joint venture's construction lender. If the joint venture fails to complete the hotel project as required under the construction loan documents and the construction loan proceeds remaining to be advanced together with the capital contributed by the partners through such date are insufficient to complete the hotel project, the Operating Partnership and/or Hyatt may be required to provide additional funds sufficient to complete the hotel project.

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES

        The following is a summary of the financial position of the unconsolidated joint ventures in which the Operating Partnership had investment interests as of September 30, 2002 and December 31, 2001:

	September 30, 2002
	Pru-Beta 3	HPMC	G&G Martco	American Financial Exchange	Ramland Realty	Ashford Loop	ARCap	MC-SJP Morris Realty	Harborside South Pier	Combined Total
Assets:
Rental property, net	$—	$15,678	$8,547	$97,805	$17,250	$36,681	$—	$17,263	$91,384	$284,608
Other assets	—	745	3,834	23,374	2,278	1,067	758,655	1,115	3,008	794,076

Total assets	$—	$16,423	$12,381	$121,179	$19,528	$37,748	$758,655	$18,378	$94,392	$1,078,684

Liabilities and partners'/ members' capital:
Mortgages and loans payable	$—	$—	$50,000	$—	$15,454	$—	$380,211	$17,849	$65,877	$529,391
Other liabilities	—	—	1,843	5,420	55	831	3,002	46	4,435	15,632
Partners'/members' capital	—	$16,423	(39,462)	115,759	4,019	36,917	375,442	483	24,080	533,661

Total liabilities and partners'/members' capital	$—	$16,423	$12,381	$121,179	$19,528	$37,748	$758,655	$18,378	$94,392	$1,078,684

Operating Partnership's net investment in unconsolidated joint ventures	$—	$16,322	$2,763	$124,292	$1,581	$7,726	$20,208	$287	$15,085	$188,264

	December 31, 2001
	Pru-Beta 3	HPMC	G&G Martco	American Financial Exchange	Ramland Realty	Ashford Loop	ARCap	MC-SJP Morris Realty	Harborside South Pier	Combined Total
Assets:
Rental property, net	$—	$19,556	$9,598	$81,070	$18,119	$37,157	$—	$16,607	$63,236	$245,343
Other assets	732	20,267	2,163	120	4,822	1,150	595,937	107	100	625,398

Total assets	$732	$39,823	$11,761	$81,190	$22,941	$38,307	$595,937	$16,714	$63,336	$870,741

Liabilities and partners'/ members' capital:
Mortgages and loans payable	$—	$13,976	$50,000	$—	$15,974	$—	$324,819	$16,795	$34,107	$455,671
Other liabilities	—	897	1,196	9,667	83	949	3,736	103	2,927	19,558
Partners'/members' capital	732	24,950	(39,435)	71,523	6,884	37,358	267,382	(184)	26,302	395,512

Total liabilities and partners'/members' capital	$732	$39,823	$11,761	$81,190	$22,941	$38,307	$595,937	$16,714	$63,336	$870,741

Operating Partnership's net investment in unconsolidated joint ventures	$350	$24,545	$2,795	$74,651	$3,014	$7,809	$17,897	$183	$15,296	$146,540

        The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Operating Partnership had investment interests during the three months ended September 30, 2002 and 2001:

	Three Months Ended September 30, 2002
	Pru-Beta 3	HPMC	G&G Martco	American Financial Exchange	Ramland Realty	Ashford Loop	ARCap	MC-SJP Morris Realty	Harborside South Pier	Combined Total
Total revenues	$—	$1	$3,307	$1,001	$63	$1,113	$48,913	$—	$616	$55,014
Operating and other expenses	—	(442)	(1,170)	(176)	(220)	(728)	(7,510)	—	(1,296)	(11,542)
Depreciation and amortization	—	—	(407)	(138)	(223)	(244)	—	—	(1,248)	(2,260)
Interest expense	—	—	(475)	—	(181)	—	(6,739)	—	(804)	(8,199)

Net income	$—	$(441)	$1,255	$687	$(561)	$141	$34,664	$—	$(2,732)	$33,013

Operating Partnership's equity in earnings (loss) of unconsolidated joint ventures	$—	$(5)	$592	$687	$(281)	$28	$2,670	$—	$(1,486)	$2,205

	Three Months Ended September 30, 2001
	Pru-Beta 3	HPMC	G&G Martco	American Financial Exchange	Ramland Realty	Ashford Loop	ARCap	MC-SJP Morris Realty	Harborside South Pier	Combined Total
Total revenues	$1,211	$1,427	$3,345	$110	$912	$1,298	$17,060	$—	$—	$25,363
Operating and other expenses	(393)	(781)	(920)	(12)	(297)	(632)	(3,266)	—	—	(6,301)
Depreciation and amortization	(290)	(623)	(387)	(10)	(243)	(235)	—	—	—	(1,788)
Interest expense	—	(485)	(712)	—	(264)	—	(5,420)	—	—	(6,881)

Net income (loss)	$528	$(462)	$1,326	$88	$108	$431	$8,374	$—	$—	$10,393

Operating Partnership's equity in earnings (loss) of unconsolidated joint ventures	$225	$400	$506	$88	$54	$86	$525	$—	$—	$1,884

        The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Operating Partnership had investment interests during the nine months ended September 30, 2002 and 2001:

	Nine Months Ended September 30, 2002
	Pru-Beta 3	HPMC	G&G Martco	American Financial Exchange	Ramland Realty	Ashford Loop	ARCap	MC-SJP Morris Realty	Harborside South Pier	Combined Total
Total revenues	$18	$12,088	$10,067	$1,181	$1,803	$3,398	$88,411	$—	$616	$117,582
Operating and other expenses	(5)	(1,102)	(2,907)	(197)	(2,339)	(2,017)	(16,671)	—	(1,306)	(26,544)
Depreciation and amortization	—	(641)	(1,219)	(157)	(1,749)	(731)	—	—	(1,248)	(5,745)
Interest expense	—	(233)	(1,469)	—	(579)	—	(19,707)	—	(804)	(22,792)

Net income (loss)	$13	$10,112	$4,472	$827	$(2,864)	$650	$52,033	$—	$(2,742)	$62,501

Operating Partnership's equity in earnings (loss) of unconsolidated joint ventures	$—	$6,015	$2,218	$827	$(1,432)	$176	$3,956	$—	$(1,486)	$10,274

	Nine Months Ended September 30, 2001
	Pru-Beta 3	HPMC	G&G Martco	American Financial Exchange	Ramland Realty	Ashford Loop	ARCap	MC-SJP Morris Realty	Harborside South Pier	Combined Total
Total revenues	$3,700	$16,419	$9,151	$488	$2,871	$4,365	$45,077	$—	$—	$82,071
Operating and other expenses	(1,175)	(1,729)	(2,571)	(53)	(905)	(2,049)	(7,456)	—	—	(15,938)
Depreciation and amortization	(883)	(1,556)	(1,164)	(29)	(726)	(698)	—	—	—	(5,056)
Interest expense	—	(1,741)	(2,504)	—	(918)	—	(13,310)	—	—	(18,473)

Net income	$1,642	$11,393	$2,912	$406	$322	$1,618	$24,311	$—	$—	$42,604

Operating Partnership's equity in earnings (loss) of unconsolidated joint ventures	$728	$3,864	$1,042	$(357)	$208	$295	$1,550	$—	$—	$7,330

5.    DEFERRED CHARGES AND OTHER ASSETS

	September 30, 2002	December 31, 2001
Deferred leasing costs	$117,030	$93,677
Deferred financing costs	21,942	26,569

	138,972	120,246
Accumulated amortization	(36,311)	(36,746)

Deferred charges, net	102,661	83,500
Notes receivable	12,257	10,777
Prepaid expenses and other assets	11,911	7,222

Total deferred charges and other assets, net	$126,829	$101,499

6.    RENTAL PROPERTY HELD FOR SALE

PROPERTIES HELD FOR SALE

        As of September 30, 2002, the Operating Partnership continued to identify three office properties, which are all located in Arizona and aggregate 416,967 square feet, as held for sale. The properties carried an aggregate book value of $41,239, net of accumulated depreciation of $3,583 and a valuation allowance of $10,555, at September 30, 2002. On October 16, 2002, the Operating Partnership sold all three of these properties to one buyer for approximately $43,000.

        On September 30, 2002, the Operating Partnership determined that its five remaining properties located in Texas were no longer being held for sale. The Operating Partnership decided that it would continue to own and operate these properties until market conditions in Texas improve and certain leasing uncertainties at the properties are resolved. The reclassified properties had an aggregate book value of $56,342, net of accumulated depreciation of $7,089 and a valuation allowance of $1,998, at the date of the subsequent decision not to sell (including catch-up depreciation and amortization expense of $3,413 for certain properties reflecting expense for the period from the date the properties were originally held for sale through the date they were no longer held for sale, which was recorded at that date).

        On June 6, 2002, the Operating Partnership determined that 20 of its office properties and a land parcel, which are located in Colorado, aggregating 1.6 million square feet, were no longer being held for sale. The Operating Partnership decided that it would continue to own and operate these properties until market conditions in Colorado improve. The reclassified properties had an aggregate book value of $175,550, net of accumulated depreciation of $15,178 and a valuation allowance of $27,049 at the date of the subsequent decision not to sell (including an unrealized loss of $3,000, and catch-up depreciation and amortization expense of $3,900 for certain properties reflecting expense for the period from the date the properties were originally held for sale through the date they were no longer held for sale, which was recorded at that date).

        As of December 31, 2001, the Operating Partnership had identified 37 office properties, aggregating approximately 4.3 million square feet, a multi-family residential property and a land parcel as held for sale. These properties were located in Texas, Colorado, Arizona, Florida and New York. The properties carried an aggregate book value of $384,626, net of accumulated depreciation of $28,379 and a valuation allowance of $40,464 at December 31, 2001. During the nine months ended September 30, 2002, the Operating Partnership sold ten of these properties for total net sales proceeds of approximately $119,701.

        The following is a summary of the condensed results of operations of the rental properties held for sale at September 30, 2002 for the nine months ended September 30, 2002 and 2001:

	Nine Months Ended September 30,
	2002	2001
Total revenues	$4,272	$4,481
Operating and other expenses	(1,462)	(1,477)
Depreciation and amortization	—	(313)

Net income	$2,810	$2,691

        During the nine months ended September 30, 2002 and 2001, the Operating Partnership determined that the carrying amounts of certain properties identified as held for sale during those periods were not expected to be recovered from estimated net sale proceeds from these property sales. The Operating Partnership recognized a valuation allowance of none and $26,231 for the three months ended September 30, 2002 and 2001, respectively, and $4,341 and $46,794 for the nine months ended September 30, 2002, and 2001, respectively.

REALIZED GAINS (LOSSES) AND UNREALIZED LOSSES, NET

        The following table summarizes realized gains (losses) and unrealized losses on disposition of rental property, net, for the three and nine month periods ended September 30, 2002 and 2001:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Realized gains (losses) on sale of rental property, net	$456	$14,607	$7,055	$37,117
Valuation allowance on rental property held for sale	—	(26,231)	(4,341)	(46,794)

Realized gains (losses) and unrealized losses, net	$456	$(11,624)	$2,714	$(9,677)

7.    SENIOR UNSECURED NOTES

        A summary of the Operating Partnership's senior unsecured notes as of September 30, 2002 and December 31, 2001 is as follows:

	September 30, 2002	December 31, 2001	Effective Rate (1)
7.180% Senior Unsecured Notes, due December 31, 2003	$185,283	$185,283	7.23%
7.000% Senior Unsecured Notes, due March 15, 2004	299,884	299,824	7.27%
7.250% Senior Unsecured Notes, due March 15, 2009	298,483	298,307	7.49%
7.835% Senior Unsecured Notes, due December 15, 2010	15,000	15,000	7.95%
7.750% Senior Unsecured Notes, due February 15, 2011	298,559	298,429	7.93%

Total Senior Unsecured Notes	$1,097,209	$1,096,843	7.51%

(1)
Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount on the notes, as applicable.

8.    REVOLVING CREDIT FACILITY

        On September 27, 2002, the Operating Partnership obtained an unsecured revolving credit facility ("2002 Unsecured Facility") with a current borrowing capacity of $600,000 from a group of 14 lenders. The interest rate on outstanding borrowings under the credit line is currently the London Inter-Bank Offered Rate ("LIBOR") (1.81 percent at September 30, 2002) plus 70 basis points. The Operating Partnership may instead elect an interest rate representing the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points. The 2002 Unsecured Facility also requires a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears. The 2002 Unsecured Facility matures in September 2005, with an extension option of one year, which would require a payment of 25 basis points of the then borrowing capacity of the credit line upon exercise.

        In the event of a change in the Operating Partnership's unsecured debt rating, the interest and facility fee rates will be adjusted in accordance with the following table:

Operating Partnership's Unsecured Debt Ratings: S&P/Moody's/Fitch (a)	Interest Rate— Applicable Basis Points Above LIBOR	Facility Fee Basis Points
No rating or less than BBB-/Baa3/BBB-	120.0	30.0
BBB-/Baa3/BBB-	95.0	20.0
BBB/Baa2/BBB (current)	70.0	20.0
BBB+/Baa1/BBB+	65.0	15.0
A-/A3/A- or higher	60.0	15.0

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

        The Operating Partnership previously had an unsecured revolving credit facility ("2000 Unsecured Facility") with a borrowing capacity of $800,000 from a group of 24 lenders. The interest rate on outstanding borrowings under the credit line was LIBOR plus 80 basis points. The Operating Partnership had the option to elect an interest rate representing the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points. The 2000 Unsecured Facility also required a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears. In conjunction with obtaining the 2002 Unsecured Facility, the Operating Partnership repaid in full and terminated the 2000 Unsecured Facility on September 27, 2002.

9.    MORTGAGES AND LOANS PAYABLE

        The Operating Partnership has mortgages and loans payable which consist of various loans collateralized by certain of the Operating Partnership's rental properties. Payments on mortgages and loans payable are generally due in monthly installments of principal and interest, or interest only.

        A summary of the Operating Partnership's mortgages and loans payable as of September 30, 2002 and December 31, 2001 is as follows:

			Principal Balance at
Property Name	Lender	Effective Interest Rate	September 30, 2002	December 31, 2001	Maturity
Mack-Cali Willowbrook	CIGNA	8.67%	$7,900	$8,598	10/01/03
400 Chestnut Ridge	Prudential Insurance Co.	9.44%	11,879	12,646	07/01/04
Mack-Cali Centre VI	Principal Life Insurance Co.	6.87%	35,000	35,000	04/01/05
Various (a)	Prudential Insurance Co.	7.10%	150,000	150,000	05/15/05
Mack-Cali Bridgewater I	New York Life Ins. Co.	7.00%	23,000	23,000	09/10/05
Mack-Cali Woodbridge II	New York Life Ins. Co.	7.50%	17,500	17,500	09/10/05
Mack-Cali Short Hills	Prudential Insurance Co.	7.74%	24,663	25,218	10/01/05
500 West Putnam Avenue	New York Life Ins. Co.	6.52%	8,637	9,273	10/10/05
Harborside—Plaza 1	U.S. West Pension Trust	5.61%	60,863	57,978	01/01/06
Harborside—Plazas 2 and 3	Northwestern/Principal	7.36%	159,137	162,022	01/01/06
Mack-Cali Airport	Allstate Life Insurance Co.	7.05%	10,269	10,394	04/01/07
Kemble Plaza I	Mitsubishi Tr & Bk Co.	LIBOR+0.65%	32,178	32,178	01/31/09

Total Property Mortgages			$541,026	$543,807

(a)
The Operating Partnership has the option to convert the mortgage loan, which is secured by 10 properties, to unsecured debt, subject to, amongst other things, the Operating Partnership having investment grade ratings from two rating agencies (at least one of which must be from S&P or Moody's) at the time of conversion.

INTEREST RATE HEDGE

        On July 18, 2002, the Operating Partnership entered into a forward treasury rate lock agreement with a commercial bank. The agreement locked an interest rate of 3.285 percent per annum for the three-year U.S. Treasury Note effective November 4, 2002, on a notional amount of $61,525. The agreement will be used to fix the index rate on $61,525 of the Harborside-Plaza 1 mortgage, for which the interest rate will be re-set to the three-year U.S. Treasury Note plus 130 basis points for the three years beginning November 4, 2002 (see "Property Mortgages: Harborside-Plaza 1" above). The Operating Partnership recorded other comprehensive loss in partners' capital of $2,174 reflecting the approximate fair value of the derivative security as of September 30, 2002.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED

        Cash paid for interest for the nine months ended September 30, 2002 and 2001 was $108,630 and $100,892, respectively. Interest capitalized by the Operating Partnership for the nine months ended September 30, 2002 and 2001 was $17,171 and $11,994, respectively.

SUMMARY OF INDEBTEDNESS

        As of September 30, 2002, the Operating Partnership's total indebtedness of $1,757,235 (weighted average interest rate of 6.96 percent) was comprised of $151,178 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 2.55 percent) and fixed rate debt of $1,606,057 (weighted average rate of 7.38 percent).

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

REPURCHASES OF GENERAL PARTNER UNITS

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

        On September 13, 2000, the Board of Directors authorized an increase to the Repurchase Program under which the Corporation is permitted to purchase up to an additional $150,000 of the Corporation's outstanding common stock above the $52,562 that had previously been purchased. The Corporation purchased for constructive retirement 3,354,800 shares of its outstanding common stock for an aggregate cost of approximately $92,749 from September 13, 2000 through September 30, 2002. Concurrent with these purchases, the Corporation sold to the Operating Partnership 3,354,800 common units for approximately $92,749. From October 1, 2002 through November 4, 2002, the Corporation purchased an additional 127,700 shares of its common stock for an aggregate cost of approximately $3,933. Concurrent with these Purchases, the Corporation sold to the Operating Partnership 127,700 common units for approximately $3,933.

STOCK OPTION PLANS

        In September 2000, the Corporation established the 2000 Employee Stock Option Plan ("2000 Employee Plan") and the 2000 Director Stock Option Plan ("2000 Director Plan"). In May 2002, shareholders of the Corporation approved amendments to both plans to increase the total shares reserved for issuance under both plans from 2,700,000 to 4,350,000 shares (subject to adjustment) of the Corporation's common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan). In 1994, and as subsequently amended, the Corporation established the Mack-Cali Employee Stock Option Plan ("Employee Plan") and the Mack-Cali Director Stock Option Plan ("Director Plan") under which a total of 5,380,188 shares (subject to adjustment) of the Corporation's common stock have been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan). Stock options granted under the Employee Plan in 1994 and 1995 have become exercisable over a three-year period and those options granted under both the 2000 Employee Plan and Employee Plan subsequent to 1995 become exercisable over a five-year period. All stock options granted under both the 2000 Director Plan and Director Plan become exercisable in one year. All options were granted at the fair market value at the dates of grant and have terms of ten years. As of September 30, 2002, the stock options outstanding had a weighted average remaining contractual life of approximately 6.6 years.

        Information regarding the Corporation's stock option plans is summarized below:

	Shares Under Options	Weighted Average Exercise Price
Outstanding at January 1, 2002	4,511,886	$31.28
Exercised	(640,767)	$26.37
Lapsed or canceled	(189,225)	$30.74

Outstanding at September 30, 2002	3,681,894	$32.18

Options exercisable at September 30, 2002	2,038,719	$35.44
Available for grant at September 30, 2002	3,313,488

STOCK WARRANTS

        The Corporation has 252,500 warrants outstanding which enable the holders to purchase an equal number of shares of its common stock ("Stock Warrants") at $33 per share (the market price at date of issuance). Such warrants are all currently exercisable and expire on January 31, 2007.

        The Corporation also has 389,976 Stock Warrants outstanding which enable the holders to purchase an equal number of its shares of common stock at $38.75 per share (the market price at date of issuance). Such warrants are all currently exercisable and expire on December 12, 2007.

        Information regarding the Operating Partnership's Stock Warrants is summarized below:

Warrants
Outstanding at January 1, 2002	749,976
Exercised	(107,500)
Lapsed or canceled	—

Outstanding at September 30, 2002	642,476

Warrants exercisable at September 30, 2002	642,476

STOCK COMPENSATION

        The Corporation has granted stock awards to officers and certain other employees of the Corporation (collectively, "Restricted Stock Awards"), which allow the employees to each receive a certain amount of shares of the Corporation's common stock generally over a five-year vesting period. Certain Restricted Stock Awards are contingent upon the Corporation meeting certain performance and/or stock price appreciation objectives. All Restricted Stock Awards provided to the officers and certain other employees were granted under the 2000 Employee Plan and Employee Plan.

        Information regarding the Restricted Stock Awards is summarized below:

Shares
Outstanding at January 1, 2002	198,279
Granted	—
Vested	(44,545)
Canceled	—

Outstanding at September 30, 2002	153,734

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

        During the nine months ended September 30, 2002 and 2001, 3,861 and 4,120 deferred stock units were earned, respectively.

EARNINGS PER UNIT

        Basic EPU excludes dilution and is computed by dividing net income available to common unitholders by the weighted average number of units outstanding for the period. Diluted EPU reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units.

        The following information presents the Operating Partnership's EPU results for the three and nine months ended September 30, 2002 and 2001:

	Three Months Ended September 30,
	2002		2001
	Basic EPU	Diluted EPU	Basic EPU	Diluted EPU
Net income available to common unitholders	$38,896	$38,896	$27,412	$27,412
Add: Net income attributable to Operating Partnership—Preferred Units	—	—	—	—

Adjusted net income	$38,896	$38,896	$27,412	$27,412

Weighted average units	65,372	65,656	64,084	64,403

Per Unit	$0.60	$0.59	$0.43	$0.43

	Nine Months Ended September 30,
	2002		2001
	Basic EPU	Diluted EPU	Basic EPU	Diluted EPU
Net income available to common unitholders	$125,088	$125,088	$112,287	$112,387
Add: Net income attributable to Operating Partnership—Preferred Units	—	11,731	—

Adjusted net income	$125,088	$136,819	$112,287	$112,287

Weighted average units	65,099	71,764	64,440	64,691

Per Unit	$1.92	$1.91	$1.74	$1.74

        The following schedule reconciles the units used in the basic EPU calculation to the units used in the diluted EPU calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Basic EPU Units	65,372	64,084	65,099	64,440
Add: Operating Partnership — Preferred Units (after conversion to common units)	—	—	6,307	—
Stock options	284	319	355	251
Stock Warrants	—	—	3	—

Diluted EPU Units	65,656	64,403	71,764	64,691

        Preferred Units outstanding during the three months ended September 30, 2002 and 2001 and the nine months ended September 30, 2001 were not included in the three months ended September 30, 2002 and 2001 and the nine months ended September 30, 2001 computation of diluted EPU as such units were anti-dilutive during the periods.

        Through September 30, 2002, under the Repurchase Program, the Corporation purchased for constructive retirement, a total of 5,224,000 shares of its outstanding common stock for an aggregate cost of approximately $145,311. Concurrent with these purchases, the Corporation sold to the Operating Partnership 5,224,000 common units for approximately $145,311.

11. COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS

Harborside Financial Center

        Pursuant to an agreement with the City of Jersey City, New Jersey, the Operating Partnership is required to make payments in lieu of property taxes ("PILOT") on its Harborside Plaza 2 and 3 properties. The agreement, which commenced in 1990, is for a term of 15 years. Such PILOT is equal to two percent of Total Project Costs, as defined, in year one and increases by $75 per annum through year 15. Total Project Costs, as defined, are $145,644. The PILOT totaled $945 and $941 for the three months ended September 30, 2002 and 2001, respectively, and $2,814 and $2,760 for the nine months ended September 30, 2002 and 2001, respectively. The PILOT on these two properties has been challenged as part of a larger effort by several neighboring towns to question past practices of the City of Jersey City in attracting large development. If this challenge is successful, the properties will be placed back on the regular tax roles for tax years beginning with 1998. While the Operating Partnership cannot at this time determine the likely outcome of this challenge, the effect, if successful, of the challenge on the tax assessments against the properties, or the amount of the increase, if any, in taxes assessed resulting from a successful challenge, the Operating Partnership does not believe that the outcome will result in a material adverse impact to the Operating Partnership as there is the potential that the majority of any increase in the expense at the properties may be passed along to the properties' tenants.

        The Operating Partnership entered into a similar PILOT agreement with the City of Jersey City, New Jersey on its Harborside Plaza 4-A property. The agreement, which commenced in 2000, is for a term of 20 years. The PILOT is equal to two percent of Total Project costs, as defined, and increases by 10 percent in years 7, 10 and 13 and by 50 percent in year 16. Total Project costs, as defined, are $45,497. The PILOT totaled $252 and $202 for the three months ended September 30, 2002 and 2001, respectively, and $715 and $639 for the nine months ended September 30, 2002 and 2001, respectively.

        Additionally, the Operating Partnership entered into a similar PILOT agreement with the City of Jersey City, New Jersey on its Harborside Plaza 5 property. The agreement, which will commence upon substantial completion of the property, as defined, is for a term of 20 years. The PILOT is equal to two percent of Total Project Costs, as defined, and increases by 10 percent in years 7, 10 and 13, and by 50 percent in year 16. Total Project Costs, per the agreement, are the greater of $132,294 or actual Total Project Costs, as defined. The PILOT totaled $206 and none for the three months ended September 30, 2002 and 2001, respectively, and $206 and none for the nine months ended September 30, 2002 and 2001, respectively.

        The Operating Partnership is a defendant in other litigation arising in the normal course of business activities. Management does not believe that the ultimate resolution of these matters will have a materially adverse effect upon the Operating Partnership.

12. TENANT LEASES

        The Properties are leased to tenants under operating leases with various expiration dates through 2018. Substantially all of the leases provide for annual base rents plus recoveries and escalation charges based upon the tenant's proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass through of charges for electrical usage.

13.  SEGMENT REPORTING

        The Operating Partnership operates in one business segment—real estate. The Operating Partnership provides leasing, management, acquisition, development, construction and tenant-related services for its portfolio. The Operating Partnership does not have any foreign operations. The accounting policies of the segments are the same as those described in Note 2, excluding straight-line rent adjustments and depreciation and amortization.

        The Operating Partnership evaluates performance based upon net operating income from the combined properties in the segment.

        Selected results of operations for the three and nine months ended September 30, 2002 and 2001 and selected asset information as of September 30, 2002 and December 31, 2001 regarding the Operating Partnership's operating segment are as follows:

	Total Segment	Corporate & Other (e)	Total Operating Partnership
Total contract revenues(a)
Three months ended:
September 30, 2002	$140,151	$1,145	$141,296	(f)
September 30, 2001	141,183	1,016	142,199	(g)
Nine months ended:
September 30, 2002	$421,763	$1,197	$422,960	(h)
September 30, 2001	421,318	2,495	423,813	(i)
Total operating and interest expenses (b):
Three months ended:
September 30, 2002	$42,386	$31,562	$73,948	(j)
September 30, 2001	46,484	33,920	80,404	(k)
Nine months ended:
September 30, 2002	$164,559	$58,830	$223,389	(l)
September 30, 2001	135,377	103,830	239,207	(m)
Equity in earnings:
Three months ended:
September 30, 2002	$(465)	$2,670	$2,205
September 30, 2001	1,359	525	1,884
Nine months ended:
September 30, 2002	$6,318	$3,956	$10,274
September 30, 2001	5,780	1,550	7,330
Net operating income (c):
Three months ended:
September 30, 2002	$97,300	$(27,747)	$69,553	(f)(j)
September 30, 2001	96,058	(32,379)	63,679	(g)(k)
Nine months ended:
September 30, 2002	$263,522	$(53,677)	$209,845	(h)(l)
September 30, 2001	291,721	(99,785)	191,936	(i)(m)
Total assets:
September 30, 2002	$3,749,698	$62,632	$3,812,330
December 31, 2001	3,710,411	36,359	3,746,770
Total long-lived assets (d):
September 30, 2002	$3,569,539	$26,899	$3,596,438
December 31, 2001	3,595,012	24,349	3,619,361

See footnotes to the above schedule on page 32.

Footnotes to table on page 31.

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

(f)
Excludes $1,988 of adjustments for straight-lining of rents and $124 for the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures.

(g)
Excludes $1,891 of adjustments for straight-lining of rents and $(62) for the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures.

(h)
Excludes $5,864 of adjustments for straight-lining of rents and ($829) for the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures.

(i)
Excludes $9,629 of adjustments for straight-lining of rents and $64 for the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures.

(j)
Excludes $29,300 of depreciation and amortization.

(k)
Excludes $22,529 of depreciation and amortization.

(l)
Excludes $80,775 of depreciation and amortization.

(m)
Excludes $67,964 of depreciation and amortization.

14. IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

SFAS No. 145

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB No. 4, 44, and 64, Amendment of FASB No. 13 and Technical Corrections. This statement eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary unless they meet the criteria of APB Opinion 30. Debt extinguishments that were classified as extraordinary in prior periods presented that do not meet the criteria of APB Opinion 30 shall be reclassified. FASB No. 145 is effective for fiscal years beginning after May 15, 2002. The impact of the adoption of FASB No. 145 is not expected to have a material impact on the Operating Partnership's financial position or results of operations.

SFAS No. 146

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

        The provisions of SFAS No. 146 shall be effective for exit or disposal activities initiated after December 31, 2002. Previously issued financial statements shall not be restated. For purposes of SFAS No. 146, an exit or disposal activity is initiated when management, having the authority to approve the action, commits to an exit or disposal plan or otherwise disposes of a long-lived asset (disposal group) and, if the activity involves the termination of employees, the criteria for a plan of termination in SFAS No. 146. The impact of the adoption of FASB No. 146 is not expected to have a material impact on the Operating Partnership's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the Consolidated Financial Statements of Mack-Cali Realty, L.P. and the notes thereto (collectively, the "Financial Statements"). Certain defined terms used herein have the meaning ascribed to them in the Financial Statements.

Critical Accounting Policies

Rental Property

        Costs directly related to the development of rental properties are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Interest capitalized by the Operating Partnership for the three months ended September 30, 2002 and 2001 was $5.5 million and $4.7 million, respectively, and $17.2 million and $12.0 million for the nine months ended September 30, 2002 and 2001, respectively.

        The Operating Partnership considers a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity (as distinguished from activities such as routine maintenance and cleanup). If portions of a rental project are substantially completed and occupied by tenants, or held available for occupancy, and other portions have not yet reached that stage, the substantially completed portions are accounted for as a separate project. The Operating Partnership allocates costs incurred between the portions under construction and the portions substantially completed and held available for occupancy.

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

Rental Property Held for Sale

        When assets are identified by management as held for sale, the Operating Partnership discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If, in management's opinion, the net sales price of the assets which have been identified for sale is less than the net book value of the assets, a valuation allowance is established.

        If circumstances arise that previously were considered unlikely and, as a result, the Operating Partnership decides not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation (amortization) expense that would have been recognized had the property been continuously classified as held and used, or (b) the fair value at the date of the subsequent decision not to sell. See Note 6 to the Financial Statements.

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

Deferred Leasing Costs

        Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Operating Partnership provide leasing services to the Properties and receive compensation based on space leased. The portion of such compensation, which is capitalized and amortized, approximated $0.9 million and $0.9 million for the three months ended September 30, 2002 and 2001, respectively, and $2.6 million and $2.5 million for the nine months ended September 30, 2002 and 2001, respectively.

Derivative Instruments

        The Operating Partnership measures its derivative instruments, including certain derivative instruments embedded in other contracts, at fair value and records them as an asset or liability, depending on the Operating Partnership's rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income ("OCI") and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging and ineffective portions of hedges are recognized in earnings in the affected period. See Note 9 to the Financial Statements—Interest Rate Hedge.

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

Results from Operations

        As a result of the economic climate thus far in 2002, substantially all of the real estate markets the Operating Partnership operates in have materially softened. Demand for office space has declined significantly and vacancy rates have increased in each of the Operating Partnership's core markets since the first quarter of 2001. During the third quarter of 2002, the Operating Partnership's core markets continued to be weak. The percentage leased in the Operating Partnership's wholly-owned portfolio of stabilized operating properties decreased to 93.0 percent at September 30, 2002, as compared to

93.9 percent at June 30, 2002 and 95.1 percent at September 30, 2001. Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date. Market rental rates have declined in most markets from peak levels in late 2000 and early 2001. Rental rates on the Operating Partnership's space that was re-leased during the nine months ended September 30, 2002 increased an average of 2.4 percent compared to rates that were in effect under expiring leases, as compared to an 11.7 percent increase for the same period in 2001. The Operating Partnership believes that vacancy rates may continue to increase in most of its markets going into 2003.

        The Operating Partnership has a focused strategy geared to attractive opportunities in high-barrier-to-entry markets, primarily predicated on the Operating Partnership's strong presence in the Northeast region.

        Consistent with its strategy, in the fourth quarter 2000, the Operating Partnership started construction of a 980,000 square-foot office property, known as Plaza 5, at its Harborside Financial Center office complex in Jersey City, Hudson County, New Jersey. The project, which commenced initial operations in September 2002, is currently projected to cost approximately $260 million, of which $187.2 million has been incurred by the Operating Partnership through September 30, 2002. Plaza 5 was approximately 58 percent leased as of September 30, 2002 (which includes a lease with a tenant for 68,000 square feet, or seven percent of the property, for which the tenant has informed the Operating Partnership that it is experiencing financial difficulties and has failed to meet certain monetary obligations under the lease, including the payment of rent.). Additionally, in the fourth quarter 2000, the Operating Partnership, through a joint venture, started construction of a 575,000 square-foot office property, known as Plaza 10, on land owned by the joint venture located adjacent to the Operating Partnership's Harborside complex. The Operating Partnership holds a 50 percent interest in the joint venture. Among other things, the joint venture agreement provides for a preferred return on the Operating Partnership's invested capital in the venture in addition to the Operating Partnership's proportionate share of the venture's profit, as defined in the agreement. Plaza 10 is currently projected to cost the Operating Partnership approximately $145 million, of which $113.7 million has been incurred by the Operating Partnership through September 30, 2002. The project, which is 100 percent leased to Charles Schwab & Co. Inc. ("Schwab") for a 15-year term, commenced initial operations in September 2002. The lease agreement with Schwab obligates the venture, among other things, to deliver space to the tenant by required timelines and offers expansion options at the tenant's election. Such options may obligate the venture to construct an additional building or, at the Operating Partnership's option, to make space available in any of its existing Harborside properties. Should the venture be unable to, or choose not to, provide such expansion space, the venture would be liable to Schwab for its actual damages, in no event to exceed $15 million. The amount of Schwab's actual damages, up to $15 million, has been guaranteed by the Operating Partnership. The Operating Partnership anticipates expending an additional approximately $104.1 million for the completion of Plaza 5, Plaza 10 and other projects. The Operating Partnership expects to finance its funding requirements primarily through drawing on its revolving credit facility.

        As of September 30, 2002, the Operating Partnership continued to identify three office properties, which are all located in Arizona and aggregate 416,967 square feet, as held for sale. The properties carried an aggregate book value of $41.2 million, net of accumulated depreciation of $3.6 million and a valuation allowance of $10.6 million, at September 30, 2002. On October 16, 2002, the Operating Partnership sold all three of these properties to one buyer for approximately $43.0 million.

        On September 30, 2002, the Operating Partnership determined that its five remaining properties located in Texas were no longer being held for sale. The Operating Partnership decided that it would continue to own and operate these properties until market conditions in Texas improve and certain leasing uncertainties at the properties are resolved. The reclassified properties had an aggregate book value of $56.3 million, net of accumulated depreciation of $7.1 million and a valuation allowance of $2.0 million, at the date of the subsequent decision not to sell (including catch-up depreciation and amortization expense of $3.4 million for certain properties reflecting expense for the period from the date the properties were originally held for sale through the date they were no longer held for sale, which was recorded at that date).

        On June 6, 2002, the Operating Partnership determined that 20 of its office properties and a land parcel, which are located in Colorado, aggregating 1.6 million square feet, were no longer being held for sale. The Operating Partnership decided that it would continue to own and operate these properties until market conditions in Colorado improve. The reclassified properties carried an aggregate book value of $175.6 million, net of accumulated depreciation of $15.8 million and a valuation allowance of $27.0 million at the date of the subsequent decision not to sell (including an unrealized loss of $3.0 million and accelerated depreciation and amortization expense of $3.9 million for certain properties reflecting expense for the period from the date the properties were originally held for sale through the date they were no longer held for sale, which was recorded at that date).

        The following comparisons for the three and nine months ended September 30, 2002 ("2002"), as compared to the three and nine months ended September 30, 2001 ("2001"), make reference to the following: (i) the effect of the "Same-Store Properties," which represent all in-service properties owned by the Operating Partnership at June 30, 2001 (for the three-month period comparisons), and which represent all in-service properties owned by the Operating Partnership at December 31, 2000 (for the nine-month period comparisons), excluding Dispositions as defined below, (ii) the effect of the "Acquired Properties," which represent all properties acquired or placed in service by the Operating Partnership from July 1, 2001 through September 30, 2002 (for the three-month period comparisons), and which represent all properties acquired or placed in service from January 1, 2001 through September 30, 2002 (for the nine-month period comparisons) and (iii) the effect of the "Dispositions," which represent results for each period for those rental properties sold by the Operating Partnership during the respective periods.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

	Three Months Ended September 30,
(dollars in thousands)			Dollar Change	Percent Change
	2002	2001
Revenue from rental operations:
Base rents	$120,069	$126,789	$(6,720)	(5.3)%
Escalations and recoveries from tenants	15,152	13,944	1,208	8.7
Parking and other	7,445	2,610	4,835	185.2

Sub-total	142,666	143,343	(677)	(0.5)
Interest income	742	685	57	8.3

Total revenues	143,408	144,028	(620)	(0.4)

Property expenses:
Real estate taxes	15,161	16,012	(851)	(5.3)
Utilities	10,090	11,517	(1,427)	(12.4)
Operating services	16,743	16,336	407	2.5

Sub-total	41,994	43,865	(1,871)	(4.3)
General and administrative	5,525	8,767	(3,242)	(37.0)
Depreciation and amortization	29,300	22,529	6,771	30.1
Interest expense	26,429	27,772	(1,343)	(4.8)

Total expenses	103,248	102,933	315	0.3

Equity in earnings of unconsolidated joint ventures	2,205	1,884	321	17.0

Income before realized gains (losses) and unrealized losses on disposition of rental property	42,365	42,979	(614)	(1.4)
Realized gains (losses) and unrealized losses on disposition of rental property, net	456	(11,624)	12,080	103.9

Net income	42,821	31,355	11,466	36.6
Preferred unit distributions	(3,925)	(3,943)	18	(0.5)

Net income available to common unitholders	$38,896	$27,412	$11,484	41.9%

        The following is a summary of the changes in revenue from rental operations and property expenses divided into Same-Store Properties, Acquired Properties and Dispositions (dollars in thousands):

	Total Operating Partnership		Same-Store Properties		Acquired Properties		Dispositions
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenue from rental operations:
Base rents	$(6,720)	(5.3)%	$(256)	(0.2)%	$2,237	1.8%	$(8,701)	(6.9)%
Escalations and recoveries from tenants	1,208	8.7	1,693	12.2	235	1.7	(720)	(5.2)
Parking and other	4,835	185.2	5,011	192.0	(4)	(0.2)	(172)	(6.6)

Total	$(677)	(0.5)%	$6,448	4.5%	$2,468	1.7%	$(9,593)	(6.7)%

Property expenses:
Real estate taxes	$(851)	(5.3)%	$222	1.4%	$257	1.6%	$(1,330)	(8.3)%
Utilities	(1,427)	(12.4)	(523)	(4.5)	130	1.1	(1,034)	(9.0)
Operating services	407	2.5	1,974	12.1	284	1.7	(1,851)	(11.3)

Total	$(1,871)	(4.3)%	$1,673	3.8%	$671	1.5%	$(4,215)	(9.6)%

OTHER DATA:
Number of Consolidated Properties	253		246		7		25
Square feet (in thousands)	26,832		25,351		1,481		4,278

        Base rents for the Same-Store Properties decreased $0.3 million, or 0.2 percent, for 2002 as compared to 2001 due primarily to decreases in space leased at the properties. Escalations and recoveries from tenants for the Same-Store Properties increased $1.7 million, or 12.2 percent, for 2002 over 2001, due primarily to the recovery of an increased amount of total property expenses in 2002. Parking and other income for the Same-Store Properties increased $5.0 million, or 192.0 percent, due primarily to increased lease termination fees in 2002, primarily as a result of the Operating Partnership receiving $2.9 million in August 2002 from a lease termination agreement with Arthur Andersen LLP.

        Real estate taxes on the Same-Store Properties increased $0.2 million, or 1.4 percent, for 2002 as compared to 2001, due primarily to property tax rate increases in certain municipalities in 2002, partially offset by lower assessments on certain properties in 2002. Utilities for the Same-Store Properties decreased $0.5 million, or 4.5 percent, for 2002 as compared to 2001, due primarily to decreased rates, partially offset by increased usage. Operating services for the Same-Store Properties increased $2.0 million, or 12.1 percent, due primarily to increased insurance and maintenance costs in 2002.

        Equity in earnings of unconsolidated joint ventures increased $0.3 million, or 17.0 percent, for 2002 as compared to 2001. This increase is due primarily to increased income from the Operating Partnership's investment in ARCap of $2.2 million in 2002 over 2001, partially offset by a net loss of $1.5 million from the initial operations of the Harborside South Pier hotel venture in 2002. See Note 4 to the Financial Statements.

        Interest income increased $0.1, or 8.3 percent, for 2002 as compared to 2001. This increase was due primarily to the effect of net proceeds from property sales being invested in cash and cash equivalents for the period of time prior to which such proceeds were reinvested, partially offset by lower interest rates in 2002.

        General and administrative decreased by $3.2 million, or 37.0 percent, for 2002 as compared to 2001. This decrease is due primarily to a decrease in bad debt expense of $2.6 million from 2001 to 2002, and decreases in 2002 of $0.5 million in payroll and related expenses and $0.4 million in professional fees, partially offset by an increase in state tax expense in 2002 of $0.4 million.

        Depreciation and amortization increased by $6.8 million, or 30.1 percent, for 2002 over 2001. Of this increase $6.7 million, or 30.0 percent, is due to the Same-Store Properties, primarily due to catch-up depreciation and amortization on certain of the properties that are no longer held for sale (see Note 6 to the Financial Statements), and $0.5 million, or 2.0 percent, is due to the Acquired Properties, partially offset by a decrease of $0.4 million, or 1.9 percent, due to the Dispositions.

        Interest expense decreased $1.3 million, or 4.8 percent, for 2002 as compared to 2001. This decrease is due primarily to lower interest rates on variable rate borrowings and a greater amount of capitalized interest as a result of increased development and construction costs in 2002.

        Income before realized gains (losses) and unrealized losses on disposition of rental property decreased to $42.4 million in 2002 from $43.0 million in 2001. The decrease of $0.6 million is due to the factors discussed above.

        Net income available to common unitholders increased by $11.5 million, from $27.4 million in 2001 to $38.9 million in 2002. The increase was a result of unrealized loss on disposition of rental property of $11.6 million in 2001 and realized gains on disposition of $0.5 million in 2002. These were partially offset by a decrease in income before realized gains (losses) and unrealized losses on disposition of rental property of $0.6 million.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

	Nine Months Ended September 30,
(dollars in thousands)			Dollar Change	Percent Change
	2002	2001
Revenue from rental operations:
Base rents	$368,575	$381,584	$(13,009)	(3.4)%
Escalations and recoveries from tenants	42,849	42,136	713	1.7
Parking and other	15,045	8,016	7,029	87.7

Sub-total	426,469	431,736	(5,267)	(1.2)
Interest income	1,526	1,770	(244)	(13.8)

Total revenues	427,995	433,506	(5,511)	(1.3)

Property expenses:
Real estate taxes	45,863	46,809	(946)	(2.0)
Utilities	29,527	34,172	(4,645)	(13.6)
Operating services	49,482	51,901	(2,419)	(4.7)

Sub-total	124,872	132,882	(8,010)	(6.0)
General and administrative	20,133	21,633	(1,500)	(6.9)
Depreciation and amortization	80,775	67,964	12,811	18.8
Interest expense	78,384	84,692	(6,308)	(7.4)

Total expenses	304,164	307,171	(3,007)	(1.0)

Equity in earnings of unconsolidated joint ventures	10,274	7,330	2,944	40.2

Income before realized gains (losses) and unrealized losses on disposition of rental property	134,105	133,665	440	0.3
Realized gains (losses) and unrealized losses on disposition of rental property, net	2,714	(9,677)	12,391	(128.0)

Net income	136,819	123,988	12,831	10.3
Preferred unit distributions	(11,731)	(11,701)	(30)	0.3

Net income available to common unitholders	$125,088	$112,287	$12,801	11.4%

        The following is a summary of the changes in revenue from rental operations and property expenses divided into Same-Store Properties, Acquired Properties and Dispositions (dollars in thousands):

	Total Operating Partnership		Same-Store Properties		Acquired Properties		Dispositions
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenue from rental operations:
Base rents	$(13,009)	(3.4)%	$2,657	0.7%	$7,126	1.9%	$(22,792)	(6.0)%
Escalations and recoveries from tenants	713	1.7	1,285	3.1	1,068	2.5	(1,640)	(3.9)
Parking and other	7,029	87.7	4,048	50.5	3,251	40.6	(270)	(3.4)

Total	$(5,267)	(1.2)%	$7,990	1.9%	$11,445	2.6%	$(24,702)	(5.7)%

Property expenses:
Real estate taxes	$(946)	(2.0)%	$1,300	2.8%	$1,306	2.8%	$(3,552)	(7.6)%
Utilities	(4,645)	(13.6)	(2,227)	(6.5)	344	1.0	(2,762)	(8.1)
Operating services	(2,419)	(4.7)	1,197	2.2	1,226	2.4	(4,842)	(9.3)

Total	$(8,010)	(6.0)%	$270	0.2%	$2,876	2.2%	$(11,156)	(8.4)%

OTHER DATA:
Number of Consolidated Properties	253		237		16		25
Square feet (in thousands)	26,832		24,337		2,495		4,278

        Base rents for the Same-Store Properties increased $2.7 million, or 0.7 percent, for 2002 as compared to 2001 due primarily to rental rate increases in 2002, partially offset by decreases in space leased at the properties in 2002. Escalations and recoveries from tenants for the Same-Store Properties increased $1.3 million, or 3.1 percent, for 2002 over 2001, due primarily to the recovery of an increased amount of total property expenses in 2002. Parking and other income for the Same-Store Properties increased $4.0 million, or 50.5 percent, due primarily to increased lease termination fees in 2002, primarily as a result of the Operating Partnership receiving $2.9 million in August 2002 from a lease termination agreement with Arthur Andersen LLP.

        Real estate taxes on the Same-Store Properties increased $1.3 million, or 2.8 percent, for 2002 as compared to 2001, due primarily to property tax rate increases in certain municipalities in 2002, partially offset by lower assessments on certain properties in 2002. Utilities for the Same-Store Properties decreased $2.2 million, or 6.5 percent, for 2002 as compared to 2001, due primarily to decreased rates in 2002. Operating services for the Same-Store Properties increased $1.2 million, or 2.2 percent, due primarily to increased insurance costs in 2002.

        Equity in earnings of unconsolidated joint ventures increased $2.9 million, or 40.2 percent, for 2002 as compared to 2001. This is due primarily to properties developed by joint ventures commencing initial operations in 2001 and 2002, higher occupancy at certain properties and increased income from the Operating Partnership's investment in ARCap in 2002, partially offset by a net loss of $1.5 million from the initial operations of the Harborside South Pier hotel venture in 2002 and the sale of certain joint venture properties. See Note 4 to the Financial Statements.

        Interest income decreased $0.2 million, or 13.8 percent, for 2002 as compared to 2001. This decrease was due primarily to lower interest rates in 2002.

        General and administrative decreased by $1.5 million, or 6.9 percent, for 2002 as compared to 2001. This decrease is due primarily to a decrease in bad debt expense of $2.7 million from 2001 to 2002, and a decrease in 2002 of $0.7 million in payroll and related expense, partially offset by an increase in state tax expense in 2002 of $1.1 million and smaller increases in several other general and administrative categories.

        Depreciation and amortization increased by $12.8 million, or 18.8 percent, for 2002 over 2001. Of this increase, $10.5 million, or 15.4 percent, is due to the Same-Store Properties, primarily due to catch-up depreciation and amortization on certain properties that are no longer being held for sale (see Note 6 to the Financial Statements), and $4.1 million, or 6.0 percent, is due to the Acquired Properties, partially offset by a decrease of $1.8 million, or 2.6 percent, due to the Dispositions.

        Interest expense decreased $6.3 million, or 7.4 percent, for 2002 as compared to 2001. This decrease is due primarily to lower interest rates on variable rate borrowings and a greater amount of capitalized interest as a result of increased development and construction costs in 2002.

        Income before realized gains (losses) and unrealized losses on disposition of rental property increased to $134.1 million in 2002 from $133.7 million in 2001. The increase of approximately $0.4 million is due to the factors discussed above.

        Net income available to common uniholders increased by $12.8 million, from $112.3 million in 2001 to $125.1 million in 2002. The increase was a result of realized gains (losses) and unrealized losses on disposition of $9.7 million in 2001, realized gains on disposition of rental property of $2.7 million in 2002 and an increase in income before realized gains (losses) and unrealized losses on disposition of rental property of $0.4 million.

Liquidity and Capital Resources

        Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and capital expenditures, excluding non-recurring capital expenditures. To the extent that the Operating Partnership's cash flow from operating activities is insufficient to finance its non-recurring capital expenditures such as property acquisition and development and construction costs and other capital expenditures, the Operating Partnership expects to finance such activities through borrowings under its revolving credit facility and other debt and equity financings.

        The Operating Partnership expects to meet its short-term liquidity requirements generally through its working capital, net cash provided by operating activities and from its revolving credit facility. The Operating Partnership frequently examines potential property acquisitions and development projects and, at any given time, one or more of such acquisitions or development projects may be under consideration. Accordingly, the ability to fund property acquisitions and development projects is a major part of the Operating Partnership's financing requirements. The Operating Partnership expects to meet its financing requirements through funds generated from operating activities, proceeds from property sales, long-term and short-term borrowings (including draws on the Operating Partnership's revolving credit facility) and the issuance of additional debt and/or equity securities.

        As of September 30, 2002, the Operating Partnership's total indebtedness of $1.8 billion (weighted average interest rate of 6.96 percent) was comprised of $151.2 million of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 2.55 percent) and fixed rate debt of $1.6 billion (weighted average rate of 7.38 percent).

        The Operating Partnership has three investment grade credit ratings. Standard & Poor's Rating Services ("S&P") and Fitch, Inc. ("Fitch") have each assigned their BBB rating to existing and prospective senior unsecured debt of the Operating Partnership. S&P and Fitch have also assigned their BBB-rating to prospective preferred stock offerings of the Operating Partnership. Moody's Investors Service ("Moody's") has assigned its Baa3 rating to the existing and prospective senior unsecured debt of the Operating Partnership and its Ba1 rating to prospective preferred stock offerings of the Corporation.

        On September 27, 2002, the Operating Partnership obtained an unsecured revolving credit facility with a current borrowing capacity of $600.0 million from a group of 14 lenders as described in Note 8 to the Financial Statements. As of September 30, 2002, the Operating Partnership had outstanding borrowings of $119.0 million under its unsecured revolving credit facility.

        The interest rate on outstanding borrowings under the unsecured facility is currently LIBOR plus 70 basis points. The Operating Partnership may instead elect an interest rate representing the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points. The unsecured facility also currently requires a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears.

        In the event of a change in the Operating Partnership's unsecured debt rating, the interest and facility fee rates will be adjusted in accordance with the following table:

Operating Partnership's Unsecured Debt Ratings: S&P/Moody's/Fitch (a)	Interest Rate— Applicable Basis Points Above LIBOR	Facility Fee Basis Points
No rating or less than BBB-/Baa3/BBB-	120.0	30.0
BBB-/Baa3/BBB-	95.0	20.0
BBB/Baa2/BBB (current)	70.0	20.0
BBB+/Baa1/BBB+	65.0	15.0
A-/A3/A- or higher	60.0	15.0

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

        The unsecured facility matures in September 2005, with an extension option of one year, which would require a payment of 25 basis points of the then borrowing capacity of the credit line upon exercise. The Operating Partnership believes that the unsecured facility is sufficient to meet its revolving credit facility needs.

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

        The terms of the Operating Partnership's Senior Unsecured Notes, as defined in Note 7 to the Financial Statements (which totaled approximately $1.1 billion as of September 30, 2002), include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

        As of September 30, 2002, the Operating Partnership had 230 unencumbered properties, totaling 20.0 million square feet, representing 77.4 percent of the Operating Partnership's total portfolio on a square footage basis.

        The debt of the Operating Partnership's unconsolidated joint ventures aggregating $529.4 million are non-recourse to the Operating Partnership except for (i) customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations and (ii) approximately $11.1 million of debt on the Harborside South Pier joint venture with Hyatt Corporation ("Hyatt"). Additionally, the Operating Partnership has posted an $8.0 million letter of credit in support of another loan to that joint venture, $4.0 million of which is indemnified by Hyatt. In addition, the Operating Partnership and Hyatt have guaranteed completion of the hotel project to the joint venture's construction lender. If the joint venture fails to complete the hotel project as required under the construction loan documents and the construction loan proceeds remaining to be advanced together with the capital contributed by the partners to such date are insufficient to complete the hotel project, the Operating Partnership and/or Hyatt may be required to provide additional funds sufficient to complete the hotel project.

        The following table outlines the timing of payment requirements related to the Operating Partnership's debt, PILOT agreements, and ground lease agreements (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	6-10 years	After 10
Senior unsecured notes	$1,100,283	$—	$485,267	$—	$615,016	$—
Revolving credit facility	119,000	—	119,000	—	—	—
Mortgages and loans payable	541,026	646	23,552	475,228	41,600	—
Payments in lieu of taxes (PILOT)	77,115	6,248	13,539	5,896	16,561	34,871
Ground lease payments	24,370	570	1,732	1,135	2,703	18,230

        As of September 30, 2002, the Operating Partnership's total debt had a weighted average term to maturity of approximately 4.1 years. The Operating Partnership does not intend to reserve funds to retire the Operating Partnership's Senior Unsecured Notes or its mortgages and loans payable upon maturity. Instead, the Operating Partnership will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities. The Operating Partnership is reviewing various refinancing options, including the issuance of additional unsecured debt, preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during the remainder of 2002 or during 2003. The Operating Partnership anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Operating Partnership's capital and liquidity needs both in the short and long-term. However, if these sources of funds are insufficient or unavailable, the Operating Partnership's ability to make the expected distributions discussed below may be adversely affected.

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

        On September 13, 2000, the Board of Directors authorized an increase to the Operating Partnership's repurchase program under which the Corporation is permitted to purchase up to an additional $150.0 million of the Corporation's outstanding common stock ("Repurchase Program"). From that date through November 4, 2002, the Corporation purchased for constructive retirement under the Repurchase Program 3.5 million shares of its outstanding common stock for an aggregate cost of approximately $96.7 million. As a result, the Corporation has a remaining authorization to repurchase up to an additional $53.3 million of its outstanding common stock, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

        The Operating Partnership may not dispose of or distribute certain of its properties, currently comprising 138 properties with an aggregate net book value of approximately $1.8 billion, which were originally contributed by members of either the Mack Group (which includes William L. Mack, Chairman of the Corporation's Board of Directors; Earle I. Mack, director; and Mitchell E. Hersh, chief executive officer and director), the Robert Martin Group (which includes Robert F. Weinberg, director; Martin S. Berger, a former director; and Timothy M. Jones, president), or the Cali Group (which includes John J. Cali, director and John R. Cali, director) without the express written consent of a representative of the Mack Group, the Robert Martin Group or the Cali Group, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate Mack Group, Robert Martin Group or Cali Group members for the tax consequences of the recognition of such built-in-gains (collectively, the "Property Lock-Ups"). The aforementioned restrictions do not apply in the event that the Operating Partnership sells all of its properties or in connection with a sale transaction which the Corporation's Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Operating Partnership or to cure any material monetary default on any mortgage secured by a property. The Property Lock-Ups expire periodically through 2008. Upon the expiration of the Property Lock-Ups, the Operating Partnership is required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate Mack Group, Robert Martin Group or Cali Group members.

        To maintain its qualification as a REIT, the Corporation must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. The Corporation currently relies on the distributions it receives from the Operating Partnership to make distributions to its stockholders. Moreover, the Operating Partnership intends to continue to make regular quarterly distributions to its unitholders which, based upon current policy, in the aggregate would equal approximately $164.7 million on an annualized basis. However, any such distribution, whether for federal income tax purposes or otherwise, would only be paid out of available cash after meeting both operating requirements and scheduled debt service on the Operating Partnership's debt.

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

        FFO for the three and nine months ended September 30, 2002 and 2001, as calculated in accordance with NAREIT's definition, after adjustment for straight-lining of rents, is summarized in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income	$42,821	$31,355	$136,819	$123,988
(Deduct)/Add: Realized (gains) losses and unrealized losses on disposition of rental property, net	(456)	11,624	(2,714)	9,677
Add: Real estate-related depreciation and amortization (1)	30,216	23,179	82,205	70,250
Gain on sale of land	—	—	717	—
Deduct: Rental income adjustment for straight-lining of rents (2)	(2,112)	(1,830)	(5,035)	(9,692)
Equity in earnings from gain on sale of rental property	—	—	(3,506)	—

Funds from operations, after adjustment for straight-lining of rents	$70,469	$64,328	$208,486	$194,223
Deduct: Distributions to preferred unitholders	(3,925)	(3,943)	(11,731)	(11,701)

Funds from operations, after adjustment for straight-lining of rents, after distributions to preferred unitholders	$66,544	$60,385	$196,755	$182,522

Cash flows provided by operating activities	n/a	n/a	$165,671	$188,148
Cash flows used in investing activities	n/a	n/a	$(39,289)	$(87,526)
Cash flows used in financing activities	n/a	n/a	$(62,398)	$(68,835)

Basic weighted averages units outstanding (3)	65,372	64,084	65,099	64,440

Diluted weighted average units outstanding (3)	71,887	70,762	71,764	71,050

(1)
Includes the Operating Partnership's share from unconsolidated joint ventures of $1,125 and $863 for the three months ended September 30, 2002 and 2001, respectively, and $2,078 and $2,906 for the nine months ended September 30, 2002 and 2001, respectively.

(2)
Includes the Operating Partnership's share from unconsolidated joint ventures of $124 and $(62) for the three months ended September 30, 2002 and 2001, respectively, and ($829) and $64 for the nine months ended September 30, 2002 and 2001, respectively.

(3)
See calculations for the amounts presented in the following reconciliation.

        The following schedule reconciles the Operating Partnership's basic weighted average units outstanding to the basic and diluted weighted average units outstanding presented above (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Basic weighted average units:	65,372	64,084	65,099	64,440
Add: Weighted average Preferred Units
(after conversion to common units)	6,231	6,359	6,307	6,359
Stock options	284	319	355	251
Stock Warrants	—	—	3	—

Diluted weighted average units outstanding:	71,887	70,762	71,764	71,050

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

        Approximately $1.6 billion of the Operating Partnership's long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of September 30, 2002 ranged from LIBOR plus 65 basis points to LIBOR plus 70 basis points.

September 30, 2002 (in thousands)

Debt, including current portion	10/1/02 - 12/31/02	2003	2004	2005	2006	Thereafter	Total	Fair Value
Fixed Rate	$844	$195,501	$312,110	$254,598	$219,814	$623,190	$1,606,057	$1,757,024
Average Interest Rate	7.72%	7.30%	7.34%	7.13%	7.06%	7.70%	7.38%
Variable Rate				$119,000		$32,178	$151,178	$151,178

        While the Operating Partnership has not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in losses to the Operating Partnership which adversely affect its operating results and liquidity.

Item 4. Controls and Procedures

(a)
Within the 90 days prior to the date of this report, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership's management, including the Corporation's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Corporation's chief executive officer and chief financial officer concluded that the Operating Partnership's disclosure controls and procedures are effective in timely alerting them to material information relating to the Operating Partnership (including its consolidated subsidiaries) required to be included in the Operating Partnership's periodic filings with the SEC.

(b)
There have been no significant changes in the Operating Partnership's internal controls or in other factors that could significantly affect the Operating Partnership's internal controls subsequent to the date the Operating Partnership carried out this evaluation.

MACK-CALI REALTY, L.P.

Part II—Other Information

Item 1. Legal Proceedings

        Pursuant to an agreement with the City of Jersey City, New Jersey, the Operating Partnership is required to make payments in lieu of property taxes ("PILOT") on its Harborside Plaza 2 and 3 properties. The agreement, which commenced in 1990, is for a term of 15 years. Such PILOT is equal to two percent of Total Project Costs, as defined, in year one and increases by $75,000 per annum through year 15. Total Project Costs, as defined, are $145.6 million. The PILOT totaled $945,000 and $941,000 for the three months ended September 30, 2002 and 2001, respectively, and $2.8 million and $2.8 million for the nine months ended September 30, 2002 and 2001, respectively. The PILOT on these two properties has been challenged as part of a larger effort by several neighboring towns to question past practices of the City of Jersey City in attracting large development. If this challenge is successful, the properties will be placed back on the regular tax roles for tax years beginning with 1998. While the Operating Partnership cannot at this time determine the likely outcome of this challenge, the effect, if successful, of the challenge on the tax assessments against the properties, or the amount of the increase, if any, in taxes assessed resulting from a successful challenge, the Operating Partnership does not believe that the outcome will result in a material adverse impact to the Operating Partnership as there is the potential that the majority of any increase in the expense at the properties may be passed along to the properties' tenants.

Item 2. Changes in Securities and Use of Proceeds

        Not Applicable.

Item 3. Defaults Upon Senior Securities

        Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        Not Applicable.

Item 5. Other Information

        Not Applicable.

MACK-CALI REALTY, L.P.

Part II—Other Information (continued)

Item 6. Exhibits and Reports on Form 8-K

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

10.12
Amended and Restated Revolving Credit Agreement dated as of September 27, 2002, among Mack-Cali Realty, L.P. and JPMorgan Chase Bank, Fleet National Bank and Other Lenders Which May Become Parties Thereto with JPMorgan Chase Bank, as administrative agent, swing lender and fronting bank, Fleet National Bank and Commerzbank AG, New York and Grand Cayman branches as syndication agents, Bank of America, N.A. and Wells Fargo Bank, National Association, as documentation agents, and J.P. Morgan Securities Inc. and Fleet Securities, Inc, as arrangers (filed as Exhibit 10.1 to the Operating Partnership's Form 8-K dated September 27, 2002 and incorporated herein by reference).
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
10.17
2000 Employee Stock Option Plan (filed as Exhibit 10.1 to the Corporation's Registration Statement on Form S-8, Registration No. 333-52478, and incorporated herein by reference), as amended by the First Amendment to the 2000 Employee Stock Option Plan (filed as Exhibit 10.17 to the Operating Partnership's Form 10-Q dated June 30, 2002 and incorporated herein by reference).
10.18
2000 Director Stock Option Plan (filed as Exhibit 10.2 to the Corporation's Registration Statement on Form S-8, Registration No. 333-52478, and incorporated herein by reference), as amended by the First Amendment to the 2000 Director Stock Option Plan (filed as Exhibit 10.18 to the Operating Partnership's Form 10-Q dated June 30, 2002 and incorporated herein by reference).
10.19*
Agreement of Sale and Purchase dated as of July 2, 2002 by and between Mack-Cali Beardsley Limited Partnership, an Arizona limited partnership, and Summit Commercial Properties, Inc., a California corporation.
10.20*
First Amendment dated as of August 15, 2002 to Agreement of Sale and Purchase dated as of July 2, 2002 by and between Mack-Cali Beardsley Limited Partnership, an Arizona limited partnership, and Summit Commercial Properties, Inc., a California corporation.
10.21*
Second Amendment dated as of September __, 2002 to Agreement of Sale and Purchase dated as of July 2, 2002 by and between Mack-Cali Beardsley Limited Partnership, an Arizona limited partnership, and Summit Commercial Properties, Inc., a California corporation.
10.22*
Agreement of Sale and Purchase dated as of July 2, 2002 by and between Mack-Cali Realty 9060, L.L.C., an Arizona limited liability company, and Summit Commercial Properties, Inc., a California corporation.

10.23*
First Amendment dated as of August 15, 2002 to Agreement of Sale and Purchase dated as of July 2, 2002 by and between Mack-Cali Realty 9060, L.L.C., an Arizona limited liability company, and Summit Commercial Properties, Inc., a California corporation.
10.24*
Second Amendment dated as of September __, 2002 to Agreement of Sale and Purchase dated as of July 2, 2002 by and between Mack-Cali Realty 9060, L.L.C., an Arizona limited liability company, and Summit Commercial Properties, Inc., a California corporation.
10.25*
Agreement of Sale and Purchase dated as of July 2, 2002 by and between Mack-Cali Glendale Limited Partnership, an Arizona limited partnership, and Summit Commercial Properties, Inc., a California corporation.
10.26*
First Amendment dated as of August 15, 2002 to Agreement of Sale and Purchase dated as of July 2, 2002 by and between Mack-Cali Glendale Limited Partnership, an Arizona limited partnership, and Summit Commercial Properties, Inc., a California corporation.
10.27*
Second Amendment dated as of September __, 2002 to Agreement of Sale and Purchase dated as of July 2, 2002 by and between Mack-Cali Glendale Limited Partnership, an Arizona limited partnership, and Summit Commercial Properties, Inc., a California corporation.
10.28*
Form of Indemnification Agreement dated October 22, 2002 by and between Mack-Cali Realty Corporation and each of William L. Mack, John J. Cali, Mitchell E. Hersh, Earle I. Mack, John R. Cali, Brendan T. Byrne, Martin D. Gruss, Nathan Gantcher, Vincent Tese, Roy J. Zuckerberg, Alan G. Philibosian, Irvin D. Reid, Robert F. Weinberg, Timothy M. Jones, Barry Lefkowitz, Roger W. Thomas, Michael A. Grossman, James Clabby, Anthony Krug, Dean Cingolani, Anthony DeCaro Jr., Mark Durno, William Fitzpatrick, John Kropke, Nicholas Mitarotonda, Jr., Michael Nevins, Virginia Sobol, Albert Spring and Daniel Wagner.
10.29*	Indemnification Agreement dated October 22, 2002 by and between Mack-Cali Realty Corporation and John Crandall.
(b)
Reports on Form 8-K

        During the third quarter of 2002, the Operating Partnership filed a report on Form 8-K dated August 14, 2002 furnishing under Items 7 and 9 the transmittal letter and certifications of the Corporation's Chief Executive Officer, Mitchell E. Hersh, and Chief Financial Officer, Barry Lefkowitz, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to be codified at 18 U.S.C. Section 1350, that accompanied the Operating Partnership's Quarterly Report on Form 10-Q dated June 30, 2002.

        The Operating Partnership also filed a report on Form 8-K dated September 27, 2002 filing under Items 5 and 7 the Amended and Restated Revolving Credit Agreement among Mack-Cali Realty, L.P. and JPMorgan Chase Bank, Fleet National Bank, and other lenders that may become party to the Amended and Restated Revolving Credit Agreement, dated September 27, 2002, together with the related press release.

*
filed herewith

MACK-CALI REALTY, L.P.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACK-CALI REALTY, L.P. (Registrant)
	By:	Mack-Cali Realty Corporation, its General Partner
Date: November 12, 2002	By:	/s/ MITCHELL E. HERSH Mitchell E. Hersh Chief Executive Officer
Date: November 12, 2002	By:	/s/ BARRY LEFKOWITZ Barry Lefkowitz Executive Vice President & Chief Financial Officer

MACK-CALI REALTY, L.P.

Certification

I, Mitchell E. Hersh, Chief Executive Officer of Mack-Cali Realty Corporation, the general partner of Mack-Cali Realty, L.P., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Mack-Cali Realty, L.P.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 12, 2002	By:	/s/ MITCHELL E. HERSH Mitchell E. Hersh Chief Executive Officer of Mack-Cali Realty Corporation, the general partner of Mack-Cali Realty, L.P.

MACK-CALI REALTY, L.P.
Certification

I, Barry Lefkowitz, Chief Financial Officer of Mack-Cali Realty Corporation, the general partner of Mack-Cali Realty, L.P., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Mack-Cali Realty, L.P.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 12, 2002	By:	/s/ BARRY LEFKOWITZ Barry Lefkowitz Executive Vice President & Chief Financial Officer of Mack-Cali Realty Corporation, the general partner of Mack-Cali Realty, L.P.

QuickLinks

MACK-CALI REALTY, L.P. FORM 10-Q INDEX
MACK-CALI REALTY, L.P. Part I—Financial Information
  Item I. Financial Statements
MACK-CALI REALTY, L.P. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts)
MACK-CALI REALTY, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts) (unaudited)
MACK-CALI REALTY, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (in thousands) (unaudited)
MACK-CALI REALTY, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
MACK-CALI REALTY, L.P. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share/unit amounts)
SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Critical Accounting Policies
Results from Operations
Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001
Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001
Liquidity and Capital Resources
Funds from Operations
Inflation
Disclosure Regarding Forward-Looking Statements
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
MACK-CALI REALTY, L.P. Part II—Other Information
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
MACK-CALI REALTY, L.P. Part II—Other Information (continued)
  Item 6. Exhibits and Reports on Form 8-K
MACK-CALI REALTY, L.P. Signatures
MACK-CALI REALTY, L.P. Certification
MACK-CALI REALTY, L.P. Certification