Form 10-K
period 2002-12-31
MACK CALI REALTY L P
filed 2003-03-07
CIK 1067063

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-57103

MACK-CALI REALTY, L.P.
(Exact Name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3315804 (IRS Employer Identification No.)

11 Commerce Drive, Cranford, New Jersey (Address of principal executive offices)	07016-3599 (Zip code)

(908) 272-8000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:
None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b2). Yes ☒

        LOCATION OF EXHIBIT INDEX:    The index of exhibits is contained in Part IV herein on page number 72.

        DOCUMENTS INCORPORATED BY REFERENCE:    Portions of Mack-Cali Realty Corporation's definitive proxy statement for fiscal year ended December 31, 2002 to be issued in conjunction with Mack-Cali Realty Corporation's annual meeting of shareholders to be held on May 13, 2003 are incorporated by reference in Part III of this Form 10-K.

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

        As of December 31, 2002, the Operating Partnership owned or had interests in 265 properties, aggregating approximately 29.3 million square feet (collectively, the "Properties"), plus developable land. The Properties are comprised of: (a) 256 wholly-owned or Operating Partnership controlled properties consisting of 150 office buildings and 95 office/flex buildings totaling approximately 26.7 million square feet, six industrial/warehouse buildings totaling approximately 387,400 square feet, two stand-alone retail properties and three land leases (collectively, the "Consolidated Properties"); and (b) six office buildings and one office/flex building aggregating 2.1 million square feet, one stand-alone retail property aggregating approximately 100,740 square feet and a 350-room hotel, which are owned by unconsolidated joint ventures in which the Operating Partnership has investment interests. Unless otherwise indicated, all references to square feet represent net rentable area. As of December 31, 2002, the office, office/flex and industrial/warehouse properties included in the Consolidated Properties (excluding in-service development properties in lease-up) were 92.3 percent leased to approximately 2,100 tenants. See Item 2: Properties. The Properties are located in eight states, primarily in the Northeast, and the District of Columbia.

        The general partner of the Operating Partnership is the Corporation, which has elected to be treated and operated so as to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. The common stock, par value $0.01, of the Corporation (the "Common Stock") is listed on the New York Stock Exchange and the Pacific Exchange under the symbol "CLI." Substantially all of the Corporation's interests in the Properties are held through, and its operations are conducted through, the Operating Partnership, or through entities controlled by the Operating Partnership. As of February 14, 2003, 57,457,079 shares of Common Stock were outstanding. Also, as of February 14, 2003, the Corporation owned an 80.3 percent general partnership interest in the Operating Partnership, assuming conversion of all preferred limited partnership units of the Operating Partnership into common limited partnership units. Without giving effect to the preferred limited partnership units of the Operating Partnership, the Corporation would own an 88.0 percent general partnership interest in the Operating Partnership. As used herein, the term "Units" refers to common limited partnership interests in the Operating Partnership. Units are redeemable for an equal number of shares of Common Stock or cash.

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

        The Corporation's executive officers have been employed by the Corporation and/or its predecessor companies for an average of approximately 15 years.

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

        Internal Growth:    The Operating Partnership seeks to maximize the value of its existing portfolio through implementing operating strategies designed to produce the highest effective rental and occupancy rates and lowest tenant installation cost within the markets that it operates. The Operating Partnership continues to pursue internal growth through re-leasing space at higher effective rents with contractual rent increases and developing or redeveloping space for its diverse base of high credit tenants, including IBM Corporation, Nabisco Inc. and Allstate Insurance Company. In addition, the Operating Partnership seeks economies of scale through volume discounts to take advantage of its size and dominance in particular sub-markets, and operating efficiencies through the use of in-house management, leasing, marketing, financing, accounting, legal, development and construction services.

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

Financial

        The Operating Partnership currently intends to maintain a ratio of debt-to-undepreciated assets (total debt of the Operating Partnership as a percentage of total undepreciated assets) of approximately 50 percent or less. As of December 31, 2002, the Operating Partnership's total debt constituted approximately 41.3 percent of total undepreciated assets of the Operating Partnership. The Operating Partnership has three investment grade credit ratings. Standard & Poor's Rating Services ("S&P") and Fitch, Inc. ("Fitch") have each assigned their BBB rating to existing and prospective senior unsecured debt of the Operating Partnership. S&P and Fitch have also assigned their BBB- rating to prospective preferred stock offerings of the Corporation. Moody's Investors Service ("Moody's") has assigned its Baa3 rating to existing and prospective senior unsecured debt of the Operating Partnership and its Ba1 rating to prospective preferred stock offerings of the Corporation. Although there is no limit in the Operating Partnership's organizational documents on the amount of indebtedness that the Operating Partnership may incur or the requirement for maintenance of investment grade credit ratings, the Operating Partnership has entered into certain financial agreements which contain covenants that limit the Operating Partnership's ability to incur indebtedness under certain circumstances. The Operating Partnership intends to conduct its operations so as to best be able to maintain its investment grade rated status. The Operating Partnership intends to utilize the most appropriate sources of capital for future acquisitions, development, capital improvements and other investments, which may include funds from operating activities, proceeds from property sales, short-term and long-term borrowings (including draws on the Operating Partnership's revolving credit facility), and the issuance of additional debt or equity securities.

EMPLOYEES

        As of December 31, 2002, the Operating Partnership had no employees. The Corporation had approximately 340 full-time employees.

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

INDUSTRY SEGMENTS

        The Operating Partnership operates in only one industry segment—real estate. The Operating Partnership does not have any foreign operations and its business is not seasonal. Please see our financial statements attached hereto and incorporated by reference herein for financial information relating to our industry segment.

RECENT DEVELOPMENTS

        As a result of the economic climate in 2002, substantially all of the real estate markets the Operating Partnership operates in materially softened. Demand for office space declined significantly and vacancy rates increased in each of the Operating Partnership's core markets since the first quarter of 2001. Through February 14, 2003, the Operating Partnership's core markets continued to be weak. The percentage leased in the Operating Partnership's consolidated portfolio of stabilized operating properties decreased to 92.3 percent at December 31, 2002, as compared to 94.6 percent at December 31, 2001 and 96.8 percent at December 31, 2000. Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date. Market rental rates have declined in most markets from peak levels in late 2000 and early 2001. Rental rates on the Operating Partnership's space that was re-leased during the year ended December 31, 2002 increased an average of 3.0 percent compared to rates that were in effect under expiring leases, as compared to a 9.5 percent increase in 2001 and a 12.9 percent increase in 2000. The Operating Partnership believes that vacancy rates may continue to increase in most of its markets going into 2003.

        In September 2002, the Operating Partnership announced a 1.6 percent increase in its quarterly common unit distribution, commencing with the Operating Partnership's distribution with respect to the third quarter of 2002, from $0.62 per common unit ($2.48 per common unit on an annualized basis) to $0.63 per common unit ($2.52 per common unit on an annualized basis). With respect to the fourth quarter of 2002, the Operating Partnership declared a cash distribution of $0.63 per unit on December 19, 2002 to unitholders of record as of January 6, 2003. The distributions were paid on January 17, 2003. The Operating Partnership has increased its quarterly common unit distribution for eight consecutive years representing an increase of 56.0 percent over the period.

        In 2002, the Operating Partnership:

  •
  acquired seven office properties, aggregating 742,626 square feet, at a total cost of approximately $123.5 million;

  •
  commenced initial operations on two office properties and one office/flex property, aggregating 1,108,000 square feet, at a total cost of approximately $209.1 million;

  •
  acquired three developable land parcels at a total cost of approximately $2.6 million; and

  •
  sold 12 office properties, aggregating 1,724,532 square feet, a multi-family residential property and a vacant land parcel for aggregate net sales proceeds of approximately $163.2 million.

        Additionally, in 2002, the Operating Partnership, through unconsolidated joint ventures, commenced initial operations of a 577,575 square foot office property and a 350-room hotel for a total investment cost of approximately $141.4 million and sold a 183,200 square foot, three-building office complex for approximately $31.7 million. See Note 4 to the Financial Statements for further information regarding joint venture activity.

Operating Property Acquisitions

        The Operating Partnership acquired the following operating properties during the year ended December 31, 2002:

Acquisition Date	Property/Address	Location	# of Bldgs.	Rentable Square Feet	Investment by Company(a) (in thousands)
Office:
08/09/02	25 Commerce Drive	Cranford, Union County, NJ	1	67,749	$7,706
08/09/02	3 Skyline Drive(b)	Hawthorne, Westchester County, NY	1	75,668	9,460
11/01/02	1633 Littleton Road(c)	Parsippany, Morris County, NJ	1	57,722	11,833
11/05/02	1266 East Main Street	Stamford, Fairfield County, CT	1	179,260	33,205
12/11/02	2200 Renaissance Boulevard	King of Prussia, Montgomery County, PA	1	174,124	26,800
12/31/02	16 & 18 Sentry Park West	Blue Bell, Montgomery County, PA	2	188,103	34,466

Total Office Property Acquisitions:			7	742,626	$123,470

(a)
Transactions were funded primarily through borrowings on the Operating Partnership's revolving credit facility, from net proceeds received in the sale or sales of rental property, and/or from the Operating Partnership's cash reserves. Amounts are as of December 31, 2002.
(b)
On August 9, 2002, the Operating Partnership acquired an undivided 68.1 percent interest (75,668 square feet) in 3 Skyline Drive, a 113,098 square-foot office property. The property was acquired as tenants-in-common with the intention that, soon after the completion of the acquisition, the individual interests would be converted into separate condominium units. On September 27, 2002, the Operating Partnership executed a condominium agreement and deed to formalize the conversion of its undivided interest in the property into a condominium interest. The Operating Partnership has accounted for its interest in the property as if the condominium was in place since the date of acquisition.
(c)
In connection with the acquisition of the 1633 Littleton Road property, the Operating Partnership assumed a mortgage loan, which was recorded at $3.5 million and bears an effective interest rate of 7.66 percent. The loan is secured by the 1633 Littleton Road property and will mature on February 10, 2006.

Land Acquisitions

        On June 12, 2002, the Operating Partnership acquired three land parcels located in Hawthorne and Yonkers, Westchester County, New York in one transaction for a total cost of approximately $2,600. The land was acquired from an entity whose principals include Timothy M. Jones, Robert F. Weinberg and Martin S. Berger, each of whom are affiliated with the Operating Partnership as the President of the Corporation, a current member of the Board of Directors and a former member of the Board of Directors of the Corporation, respectively. In connection with the Operating Partnership's acquisition of 65 Class A properties from The Robert Martin Company ("Robert Martin") on January 31, 1997, as subsequently modified, the Operating Partnership granted Robert Martin the right to designate one seat on the Corporation's Board of Directors ("RM Board Seat"), which right has since expired. Robert Martin designated Martin S. Berger and Robert F. Weinberg to jointly share the RM Board Seat, as follows: Mr. Weinberg served as a member of the Board of Directors of the Corporation from 1997 until December 1, 1998, at which time Mr. Weinberg resigned and Mr. Berger was appointed to serve in such capacity. Mr. Berger served as a member of the Board of Directors of the Corporation from December 1, 1998 until March 6, 2001, at which time Mr. Berger resigned and Mr. Weinberg was appointed to serve in such capacity until the Corporation's 2003 annual meeting of stockholders. If the Corporation elects to nominate for re-election to its Board of Directors a designee of Robert Martin at the Corporation's 2003 annual meeting of stockholders, then Mr. Berger and Mr. Weinberg have agreed that Mr. Berger will be so nominated and the seat will be rotated among Mr. Berger and Mr. Weinberg every 12 months commencing on the 12 month anniversary of the 2003 annual meeting of stockholders. Upon the death of Mr. Berger or Mr. Weinberg, the surviving person shall solely fill the remainder of the term of the RM Board Seat.

Properties Commencing Initial Operations

        The following properties commenced initial operations during the year ended December 31, 2002:

Acquisition Date	Property/Address	Location	# of Bldgs.	Rentable Square Feet	Investment by Operating Partnership(a) (in thousands)
Office:
09/03/02	Harborside Plaza 5	Jersey City, Hudson County, NJ	1	980,000	$196,610	(b)
11/18/02	600 Horizon Drive	Hamilton Township, Mercer County, NJ	1	95,000	7,549

Total Office Properties Commencing Initial Operations:			2	1,075,000	$204,159

Office/Flex:
04/01/02	125 Clearbrook Road	Elmsford, Westchester County, NY	1	33,000	4,985	(c)

Total Properties Commencing Initial Operations:			3	1,108,000	$209,144

(a)
Development costs were funded primarily through draws on the Operating Partnership's revolving credit facility. Amounts are as of December 31, 2002.
(b)
Amount consists of $176,900 included in rental property and $19,710 of leasing commissions and other deferred leasing costs, which are included in deferred charges and other assets.
(c)
Amount consists of $4,731 included in rental property and $254 of leasing commissions, which is included in deferred charges and other assets.

Property Sales

        The Operating Partnership sold the following properties during the year ended December 31, 2002:

Sale Date	Property/Address	Location	# of Bldgs.	Rentable Square Feet	Net Sales Proceeds (in thousands)	Net Book Value (in thousands)	Realized Gain/(Loss) (in thousands)
Office:
05/13/02	Dallas Portfolio (a)	Metro Dallas, TX	4	488,789	$33,115	$34,760	$(1,645)
05/29/02	750 South Richfield Street	Aurora, Arapahoe County, CO	1	108,240	20,631	21,291	(660)
06/06/02	Houston Portfolio (b)	Houston, Harris County, TX	3	413,107	25,482	24,393	1,089
07/15/02	501 Kennedy Boulevard	Tampa, Hillsborough County, FL	1	297,429	22,915	22,459	456
10/16/02	Arizona Portfolio (c)	Maricopa County, AZ	3	416,967	42,764	42,719	45

Total Office Property Sales:			12	1,724,532	$144,907	$145,622	$(715)

Residential:
01/30/02	25 Martine Avenue	White Plains, Westchester County, NY	1	124 units	17,559	10,461	7,098
Other:
04/25/02	Horizon Center Land	Hamilton Township, Mercer County, NJ	—	0.756 acres	758	41	717

Total Property Sales:			13	1,724,532	$163,224	$156,124	$7,100

  (a)
  On May 13, 2002, the Operating Partnership sold 3100 Monticello, 2300 Valley View, 150 West Parkway and 555 Republic Place in a single transaction with one buyer, Brookview Properties, L.P., an entity that includes a partner, whose principals include Paul A. Nussbaum, a former member of the Board of Directors of the Corporation. The Operating Partnership provided the purchaser with a $5,000 subordinated loan that bears interest at 15 percent with a current pay rate of 11 percent. The entire principal of the loan is payable at maturity in November 2007. In conjunction with the purchaser's subsequent sale of one of its acquired properties, the purchaser repaid $1,537 of the loan principal through December 31, 2002.

  (b)
  On June 6, 2002, the Operating Partnership sold 1717 St. James Place, 5300 Memorial Drive and 10497 Town & Country Way in a single transaction with one buyer, Parkway Properties LP.

  (c)
  On October 16, 2002, the Operating Partnership sold 9060 East Via Linda Boulevard, 19640 North 31st Street and 5551 West Talavi Boulevard in a single transaction with one buyer, Summit Commercial Properties, Inc.

Development

        On February 12, 2003, the Meadowlands Xanadu proposal, presented by a joint venture to be formed among The Mills Corporation, the Corporation and The New York Giants, was selected by the New Jersey Sports and Exposition Authority, providing them with the exclusive right to negotiate a developer's agreement for the development of a $1.3 billion family entertainment and recreation complex with an office and hotel component at the Continental Airlines Arena site in East Rutherford, New Jersey. Meadowlands Xanadu's 4.76-million-square-foot complex is expected to feature a family entertainment destination comprising three themed zones: sports/recreation, kids' activities and fashion. The project is expected to also include office and hotel space totaling 2.2 million square feet, consisting of four 14-story, 440,000 square-foot office buildings and a 520-room hotel with conference and exhibition facilities. No definitive documentation has been entered into between The Mills Corporation and the Corporation with respect to the Xanadu Project. However, it is the current understanding between Mills and the Corporation that the retail component will be shared 80 percent to Mills and 20 percent to the Corporation and the office and hotel components will be shared 80 percent to the Corporation and 20 percent to Mills, subject to any arrangements with third parties such as The New York Giants. There can be no assurance that these will be the final economic arrangements.

FINANCING ACTIVITY

Exchange of Senior Unsecured Notes

        On December 20, 2002, the Operating Partnership exchanged $90.0 million face amount of existing 7.18 percent senior unsecured notes due December 31, 2003, with interest payable monthly in arrears, for $94.9 million face amount of 6.15 percent senior unsecured notes due December 15, 2012, with interest payable semi-annually in arrears. The exchange was completed with Teachers Insurance and Annuity Association ("TIAA").

Revolving Credit Facility

        On September 27, 2002, the Operating Partnership obtained an unsecured revolving credit facility ("2002 Unsecured Facility") with a current borrowing capacity of $600.0 million from a group of 14 lenders. The interest rate on outstanding borrowings under the credit line is currently the London Inter-Bank Offered Rate ("LIBOR") plus 70 basis points. The Operating Partnership may instead elect an interest rate representing the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points. The 2002 Unsecured Facility also requires a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears. In the event of a change in the Operating Partnership's unsecured debt rating, the interest rate and facility fee will be changed on a sliding scale. Subject to certain conditions, the Operating Partnership has the ability to increase the borrowing capacity of the credit line up to $800.0 million. The 2002 Unsecured Facility matures in September 2005, with an extension option of one year, which would require upon exercise a payment of 25 basis points of the then borrowing capacity of the credit line.

Mortgage Financing

        On December 16, 2002, the Operating Partnership obtained $19.5 million in proceeds from TIAA through a mortgage loan secured by Soundview Plaza, an office property located in Stamford, Fairfield

County, Connecticut. The mortgage bears interest at an effective interest rate of 6.02 percent per annum and matures in January 2013. Proceeds from the financing were used to pay down outstanding borrowings on the Operating Partnership's revolving credit facility.

        On December 30, 2002, the Operating Partnership obtained $19.1 million in proceeds from TIAA through a mortgage loan secured by 2200 Renaissance Boulevard, an office property located in King of Prussia, Montgomery County, Pennsylvania. The mortgage bears interest at an effective interest rate of 5.89 percent per annum and matures in December 2012. Proceeds from the financing were used to pay down outstanding borrowings on the Operating Partnership's revolving credit facility.

Interest Rate Contract

        In November 2002, the Operating Partnership paid $1.9 million in settlement of a forward treasury rate lock agreement entered into in July 2002, which is being amortized to interest expense over a three-year period. The agreement was used to fix the index rate on $61.5 million of the Operating Partnership's Harborside Financial Center—Plaza 1 mortgage, for which the interest rate was re-set to the three-year U.S. Treasury Note plus 130 basis points for the three year period beginning November 4, 2002.

Stock Repurchases

        On September 13, 2000, the Board of Directors of the Corporation authorized an increase to the Corporation's repurchase program under which the Corporation was permitted to purchase up to an additional $150.0 million of the Corporation's outstanding common stock ("Repurchase Program"). From that date through February 14, 2003, the Corporation purchased for constructive retirement under the Repurchase Program 3.7 million shares of its outstanding common stock for an aggregate cost of approximately $104.5 million, of which 0.4 million shares were repurchased in 2002 for a total cost of $12.6 million. Concurrent with these purchases, the Corporation sold to the Operating Partnership 3.7 million common units at an aggregate cost of approximately $104.5 million. As of February 14, 2003, the Corporation has a remaining authorization to repurchase up to an additional $45.5 million of its outstanding common stock, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

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

Declines in economic activities in the Northeastern office markets could adversely affect our operating results.

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

        The current economic downturn has resulted in a receding real estate market, the relocation of companies and an uncertain economic future for many businesses. We are uncertain how long the current downturn will last. The current economic downturn may also be having a negative economic impact on many industries, including securities, insurance services, telecommunications and computer systems and other technology, businesses in which many of our tenants are involved. Such economic impact may cause our tenants to have difficulty or be unable to meet their obligations to us.

Our performance is subject to risks associated with the real estate industry.

        General:    Our ability to make distributions or payments to our investors depends on the ability of our properties to generate funds in excess of operating expenses (including scheduled principal payments on debt and capital expenditure requirements). Events or conditions that are beyond our control may adversely affect our operations and the value of our properties. Such events or conditions could include:

  •
  changes in the general economic climate;

  •
  changes in local conditions such as an oversupply of office space, a reduction in demand for office space, or reductions in office market rental rates;

  •
  decreased attractiveness of our properties to tenants;

  •
  competition from other office and office/flex properties;

  •
  our inability to provide adequate maintenance;

  •
  increased operating costs, including insurance premiums, utilities and real estate taxes, due to inflation and other factors which may not necessarily be offset by increased rents;

  •
  changes in laws and regulations (including tax, environmental and housing laws and regulations) and agency or court interpretations of such laws and regulations and the related costs of compliance;

  •
  changes in interest rate levels and the availability of financing;

  •
  the inability of a significant number of tenants to pay rent;

  •
  our inability to rent office space on favorable terms; and

  •
  civil unrest, earthquakes and other natural disasters or acts of God that may result in uninsured losses.

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

        Our insurance coverage on our properties may be inadequate:    We currently carry comprehensive insurance on all of our properties, including insurance for liability, fire and flood. We cannot guarantee that the limits of our current policies will be sufficient in the event of a catastrophe to our properties. Our existing insurance policies expire in April and September 2003. We cannot guarantee that we will be able to renew or duplicate our current insurance coverage in adequate amounts or at reasonable prices. In addition, while our current insurance policies insure us against loss from terrorist acts and toxic mold, in the future insurance companies may no longer offer coverage against these types of losses, or, if offered, these types of insurance may be prohibitively expensive. If any or all of the foregoing should occur, we may not have insurance coverage against certain types of losses and/or there may be decreases in the limits of insurance available. Should an uninsured loss or a loss in excess of our insured limits occur, we could lose all or a portion of the capital we have invested in a property or properties, as well as the anticipated future revenue from the property or properties. Nevertheless, we might remain obligated for any mortgage debt or other financial obligations related to the property or properties. We cannot guarantee that material losses in excess of insurance proceeds will not occur in the future. If any of our properties were to experience a catastrophic loss, it could seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Such events could adversely affect our ability to make distributions or payments to our investors.

        Illiquidity of real estate limits our ability to act quickly:    Real estate investments are relatively illiquid. Such illiquidity may limit our ability to react quickly in response to changes in economic and other conditions. If we want to sell an investment, we might not be able to dispose of that investment in the time period we desire, and the sales price of that investment might not recoup or exceed the amount of our investment. The prohibition in the Internal Revenue Code of 1986, as amended, and related regulations on a real estate investment trust holding property for sale also may restrict our ability to sell property. In addition, we acquired a significant number of our properties from individuals to whom we issued limited partnership units as part of the purchase price. In connection with the acquisition of these properties, in order to preserve such individual's tax deferral, we contractually agreed not to sell or otherwise transfer the properties for a specified period of time, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate individuals for the tax consequences of the recognition of such built-in-gains. As of December 31, 2002, 141 of our properties, with an aggregate net book value of approximately $1.8 billion, were subject to these restrictions, which expire periodically through 2008. The above limitations on our ability to sell our investments could adversely affect our ability to make distributions or payments to our investors.

        Americans with Disabilities Act compliance could be costly:    Under the Americans with Disabilities Act of 1990 ("ADA"), all public accommodations and commercial facilities must meet certain federal requirements related to access and use by disabled persons. Compliance with the ADA requirements could involve removal of structural barriers from certain disabled persons' entrances. Other federal, state and local laws may require modifications to or restrict further renovations of our properties with respect to such accesses. Although we believe that our properties are substantially in compliance with present requirements, noncompliance with the ADA or related laws or regulations could result in the United States government imposing fines or private litigants being awarded damages against us. Such costs may adversely affect our ability to make distributions or payments to our investors.

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

  •
  reducing the number of suitable investment opportunities offered to us;

  •
  increasing the bargaining power of property owners;

  •
  interfering with our ability to attract and retain tenants;

  •
  increasing vacancies which lowers market rental rates and limits our ability to negotiate rental rates; and/or

  •
  adversely affecting our ability to minimize expenses of operation.

        Development of real estate could be costly:    As part of our operating strategy, we may acquire land for development or construct on owned land, under certain conditions. Included among the risks of the real estate development business are the following, which may adversely affect our ability to make distributions or payments to our investors:

  •
  financing for development projects may not be available on favorable terms;

  •
  long-term financing may not be available upon completion of construction; and

  •
  failure to complete construction on schedule or within budget may increase debt service expense and construction costs.

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

  •
  our cash flow may be insufficient to meet required payments of principal and interest;

  •
  payments of principal and interest on borrowings may leave us with insufficient cash resources to pay operating expenses;

  •
  we may not be able to refinance indebtedness on our properties at maturity; and

  •
  if refinanced, the terms of refinancing may not be as favorable as the original terms of the related indebtedness.

        As of December 31, 2002, we had total outstanding indebtedness of $1.8 billion comprised of $1.1 billion of senior unsecured notes, outstanding borrowings of $73.0 million under our unsecured $600.0 million revolving credit facility and approximately $582.0 million of mortgage indebtedness. We may have to refinance the principal due on our current or future indebtedness at maturity, and we may not be able to do so.

        If we are unable to refinance our indebtedness on acceptable terms, or at all, events or conditions that may adversely affect our ability to make distributions or payments to our investors include the following:

  •
  we may need to dispose of one or more of our properties upon disadvantageous terms;

  •
  prevailing interest rates or other factors at the time of refinancing could increase interest rates and, therefore, our interest expense;

  •
  if we mortgage property to secure payment of indebtedness and are unable to meet mortgage payments, the mortgagee could foreclose upon such property or appoint a receiver to receive an assignment of our rents and leases; and

  •
  foreclosures upon mortgaged property could create taxable income without accompanying cash proceeds and, therefore, hinder our ability to meet the real estate investment trust distribution requirements of the Internal Revenue Code.

        We are obligated to comply with financial covenants in our indebtedness that could restrict our range of operating activities:    The mortgages on our properties contain customary negative covenants, including limitations on our ability, without the prior consent of the lender, to further mortgage the property, to enter into new leases outside of stipulated guidelines or to materially modify existing leases. In addition, our credit facility contains customary requirements, including restrictions and other limitations on our ability to incur debt, debt to assets ratios, secured debt to total assets ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt. The indentures under which our senior unsecured debt have been issued contain financial and operating covenants including coverage ratios and limitations on our ability to incur secured and unsecured debt. These covenants limit our flexibility in conducting our operations and create a risk of default on our indebtedness if we cannot continue to satisfy them.

        Rising interest rates may adversely affect our cash flow:    As of December 31, 2002, outstanding borrowings of approximately $73.0 million under our revolving credit facility and approximately $32.2 million of our mortgage indebtedness bear interest at variable rates. We may incur additional indebtedness in the future that also bears interest at variable rates. Variable rate debt creates higher debt service requirements if market interest rates increase. Higher debt service requirements could adversely affect our ability to make distributions or payments to our investors and/or cause us to default under certain debt covenants.

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

        We are dependent on external sources of capital for future growth:    To qualify as a real estate investment trust, Mack-Cali Realty Corporation must distribute to its shareholders each year at least 90 percent of its net taxable income, excluding any net capital gain. Because of this distribution requirement, it is not likely that we will be able to fund all future capital needs, including for acquisitions and developments, from income from operations. Therefore, we will have to rely on third-party sources of capital, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market's perception of our growth potential and our current and potential future earnings. Moreover, additional equity offerings may result in substantial dilution of our shareholders' interests, and additional debt financing may substantially increase our leverage.

Competition for skilled personnel could increase our labor costs.

        We compete with various other companies in attracting and retaining qualified and skilled personnel. We depend on our ability to attract and retain skilled management personnel who are responsible for our day-to-day operations. Competitive pressures may require that we enhance our pay and benefits package to compete effectively for such personnel. We may not be able to offset such added costs by increasing the rates we charge our tenants. If there is an increase in these costs or if we fail to attract and retain qualified and skilled personnel, our business and operating results could be harmed.

        We are dependent on our key personnel whose continued service is not guaranteed.

        We are dependent upon the executive officers of Mack-Cali Realty Corporation for strategic business direction and real estate experience. While we believe that we could find replacements for these key personnel, loss of their services could adversely affect our operations. Mack-Cali Realty Corporation has entered into an employment agreement (including non-competition provisions) which provides for a continuous four-year employment term with each of Mitchell E. Hersh, Timothy M. Jones, Barry Lefkowitz and Roger W. Thomas. We also entered into an employment agreement (including non-competition provisions) with Michael A. Grossman in December 2000 which provides for a continuous one-year term from and after the two-year anniversary of the execution of the agreement. Mack-Cali Realty Corporation does not have key man life insurance for its executive officers.

        Certain provisions of Maryland law and the charter, bylaws and stockholder rights plan of Mack-Cali Realty Corporation could hinder, delay or prevent changes in control.

        Certain provisions of Maryland law, the charter, bylaws, and stockholder rights plan of Mack-Cali Realty Corporation have the effect of discouraging, delaying or preventing transactions that involve an actual or threatened change in control. These provisions include the following:

        Classified Board of Directors:    The Board of Directors is divided into three classes with staggered terms of office of three years each. The classification and staggered terms of office of the directors make it more difficult for a third party to gain control of the board of directors. At least two annual meetings of stockholders, instead of one, generally would be required to affect a change in a majority of the board of directors.

        Removal of Directors:    Under the Corporation's charter, subject to the rights of one or more classes or series of preferred stock to elect one or more directors, a director may be removed only for cause and only by the affirmative vote of at least two-thirds of all votes entitled to be cast by the Corporation's stockholders generally in the election of directors.

        Number of Directors, Board Vacancies, Term of Office:    The Corporation has, in its bylaws, elected to be subject to certain provisions of Maryland law which vest in the Board of Directors the exclusive right to determine the number of directors and the exclusive right, by the affirmative vote of a majority of the remaining directors, even if the remaining directors do not constitute a quorum, to fill vacancies on the board. These provisions of Maryland law, which are applicable even if other provisions of Maryland law or the charter or bylaws provide to the contrary, also provide that any director elected to fill a vacancy shall hold office for the remainder of the full term of the class of directors in which the vacancy occurred, rather than the next annual meeting of stockholders as would otherwise be the case, and until his or her successor is elected and qualifies.

        Stockholder Requested Special Meetings:    The Corporation's bylaws provide that its stockholders have the right to call a special meeting only upon the written request of the stockholders entitled to cast not less than a majority of all the votes entitled to be cast by the stockholders at such meeting.

        Advance Notice Provisions for Stockholder Nominations and Proposals:    The Corporation's bylaws require advance written notice for stockholders to nominate persons for election as directors at, or to bring other business before, any meeting of stockholders. This bylaw provision limits the ability of stockholders to make nominations of persons for election as directors or to introduce other proposals unless the Corporation is notified in a timely manner prior to the meeting.

        Exclusive Authority of the Board to Amend the Bylaws:    The Corporation's bylaws provide that its board of directors has the exclusive power to adopt, alter or repeal any provision of the bylaws or to make new bylaws. Thus, the Corporation's stockholders may not effect any changes to its bylaws.

        Preferred Stock:    Under the Corporation's charter, the Board of Directors has authority to issue preferred stock from time to time in one or more series and to establish the terms, preferences and rights of any such series of preferred stock, all without approval of the Corporation's stockholders.

        Duties of Directors with Respect to Unsolicited Takeovers:    Maryland law provides protection for Maryland corporations against unsolicited takeovers by limiting, among other things, the duties of the directors in unsolicited takeover situations. The duties of directors of Maryland corporations do not require them to (a) accept, recommend or respond to any proposal by a person seeking to acquire control of the corporation, (b) authorize the corporation to redeem any rights under, or modify or render inapplicable, any stockholders rights plan, (c) make a determination under the Maryland Business Combination Act or the Maryland Control Share Acquisition Act, or (d) act or fail to act solely because of the effect of the act or failure to act may have on an acquisition or potential acquisition of control of the corporation or the amount or type of consideration that may be offered or paid to the stockholders in an acquisition. Moreover, under Maryland law the act of directors of a Maryland corporation relating to or affecting an acquisition or potential acquisition of control is not subject to any higher duty or greater scrutiny than is applied to any other act of a director. Maryland law also contains a statutory presumption that an act of a director of a Maryland corporation satisfies the applicable standards of conduct for directors under Maryland law.

        Ownership Limit:    In order to preserve the Corporation's status as a real estate investment trust under the Code, the Corporation's charter generally prohibits any single stockholder, or any group of affiliated stockholders, from beneficially owning more than 9.8 percent of its outstanding capital stock unless the Board of Directors waives or modifies this ownership limit.

        Maryland Business Combination Act:    The Maryland Business Combination Act provides that unless exempted, a Maryland corporation may not engage in business combinations, including mergers, dispositions of 10 percent or more of its assets, issuances of shares of stock and other specified transactions, with an "interested stockholder" or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder became an interested stockholder, and thereafter unless specified criteria are met. An interested stockholder is generally a person owning or controlling, directly or indirectly, 10 percent or more of the voting power of the outstanding stock of the Maryland corporation. The Board of Directors has exempted from this statute business combinations with certain affiliated individuals and entities. However, unless the Board of Directors adopts other exemptions, the provisions of the Maryland Business Combination Act will be applicable to business combinations with other persons.

        Maryland Control Share Acquisition Act:    Maryland law provides that "control shares" of a corporation acquired in a "control share acquisition" shall have no voting rights except to the extent approved by a vote of two-thirds of the vote eligible to cast on the matter under the Maryland Control Share Acquisition Act. "Control Shares" means shares of stock that, if aggregated with all other shares of stock previously acquired by the acquirer, would entitle the acquirer to exercise voting power in electing directors within one of the following ranges of the voting power: one-tenth or more but less than one-third, one-third or more but less than a majority or a majority or more of all voting power. A "control share acquisition" means the acquisition of control shares, subject to certain exceptions.

        If voting rights or control shares acquired in a control share acquisition are not approved at a stockholder's meeting, then subject to certain conditions and limitations, the issuer may redeem any or all of the control shares for fair value. If voting rights of such control shares are approved at a stockholder's meeting and the acquirer becomes entitled to vote a majority of the shares of stock entitled to vote, all other stockholders may exercise appraisal rights. The Corporation's bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any acquisitions of shares by certain affiliated individuals and entities, any directors, officers or employees of the Corporation and any person approved by the Board of Directors prior to the acquisition by such person of control shares. Any control shares acquired in a control share acquisition which are not exempt under the foregoing provisions of the Corporation's bylaws will be subject to the Maryland Control Share Acquisition Act.

        Stockholder Rights Plan:    The Corporation has adopted a stockholder rights plan that may discourage any potential acquirer from acquiring more than 15 percent of the Corporation's outstanding common stock since, upon this type of acquisition without approval of the Board of Directors, all other common stockholders will have the right to purchase a specified amount of common stock at a substantial discount from market price.

        Consequences of failure of Mack-Cali Realty Corporation to qualify as a real estate investment trust could adversely affect our financial condition.

        Failure to maintain ownership limits could cause Mack-Cali Realty Corporation to lose its qualification as a real estate investment trust:    In order for Mack-Cali Realty Corporation to maintain its qualification as a real estate investment trust, not more than 50 percent in value of its outstanding stock may be actually and/or constructively owned by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities). Mack-Cali Realty Corporation has limited the ownership of its outstanding shares of its common stock by any single stockholder to 9.8 percent of the outstanding shares of its common stock. The Board of Directors of Mack-Cali Realty Corporation could waive this restriction if they were satisfied, based upon the advice of tax counsel or otherwise, that such action would be in the best interests of Mack-Cali Realty Corporation and would not affect its qualifications as a real estate investment trust. Common stock of Mack-Cali Realty Corporation acquired or transferred in breach of the limitation may be redeemed by Mack-Cali Realty Corporation for the lesser of the price paid and the average closing price for the 10 trading days immediately preceding redemption or sold at the direction of us. Mack-Cali Realty Corporation may elect to redeem such shares of common stock for limited partnership units, which are nontransferable except in very limited circumstances. Any transfer of shares of common stock which, as a result of such transfer, causes Mack-Cali Realty Corporation to be in violation of any ownership limit will be deemed void. Although Mack-Cali Realty Corporation currently intends to continue to operate in a manner which will enable it to continue to qualify as a real estate investment trust, it is possible that future economic, market, legal, tax or other considerations may cause Mack-Cali Realty Corporation's Board of Directors to revoke the election for Mack-Cali Realty Corporation to qualify as a real estate investment trust (see for example, the discussion below of President George W. Bush's proposed legislation to exempt corporate dividends from income taxation). Under Mack-Cali Realty Corporation's organizational documents, its Board of Directors can make such revocation without the consent of Mack-Cali Realty Corporation's stockholders.

        In addition, the consent of the holders of at least 85 percent of our partnership units is required: (i) to merge (or permit the merger of) us with another unrelated person, pursuant to a transaction in which we are not the surviving entity; (ii) to dissolve, liquidate or wind up; or (iii) to convey or otherwise transfer all or substantially all of our assets. Mack-Cali Realty Corporation, as general partner, owns approximately 80.3 percent of our outstanding partnership units (assuming conversion of all preferred limited partnership units).

        Tax liabilities as a consequence of failure of Mack-Cali Realty Corporation to qualify as a real estate investment trust: Mack-Cali Realty Corporation has elected to be treated and has operated so as to qualify as a real estate investment trust for federal income tax purposes since its taxable year ended December 31, 1994. Although Mack-Cali Realty Corporation believes it will continue to operate in such manner, it cannot guarantee that it will do so. Qualification as a real estate investment trust involves the satisfaction of various requirements (some on an annual and some on a quarterly basis) established under highly technical and complex tax provisions of the Internal Revenue Code. Because few judicial or administrative interpretations of such provisions exist and qualification determinations are fact sensitive, we cannot assure you that Mack-Cali Realty Corporation will qualify as a real estate investment trust for any taxable year.

        If Mack-Cali Realty Corporation fails to qualify as a real estate investment trust in any taxable year, it will be subject to the following:

  •
  it will not be allowed a deduction for dividends paid to shareholders;

  •
  it will be subject to federal income tax at regular corporate rates, including any alternative minimum tax, if applicable; and

  •
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

        Recently, President Bush proposed legislation that would exempt from income taxation those dividends that shareholders receive that are out of earnings that have been subject to corporate-level taxation. Since the earnings of real estate investment trusts generally are not subject to corporate-level taxation (by reason of the dividends-paid deduction to which real estate investment trusts are entitled), the President's proposed dividend exemption would generally not apply to real estate investment trust dividends. Enactment of the President's proposed legislation may cause the Board of Directors of Mack-Cali Realty Corporation to determine to revoke the election for it to qualify as a real estate investment trust.

AVAILABLE INFORMATION

        The Corporation's internet website is www.mack-cali.com. The Operating Partnership makes available free of charge through the Corporation's website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after it electronically files or furnishes such materials to the Securities and Exchange Commission.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

        The Operating Partnership considers portions of this information to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. The Operating Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Such forward-looking statements relate to, without limitation, the Operating Partnership's future economic performance, plans and objectives for future operations and projections of revenue and other financial items. Forward-looking statements can be identified by the use of words such as "may," "will," "should," "expect," "anticipate," "estimate," "continue" or comparable terminology. Forward-looking statements are inherently subject to risks and uncertainties, many of which the Operating Partnership cannot predict with accuracy and some of which the Operating Partnership might not even anticipate. Although the Operating Partnership believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, it can give no assurance that its expectations will be achieved. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Among the factors about which the Operating Partnership has made assumptions are changes in the general economic climate; conditions, including those affecting industries in which the Operating Partnership's principal tenants compete; any failure of the general economy to recover from the current economic downturn; the extent of any tenant bankruptcies; the Operating Partnership's ability to lease or re-lease space at current or anticipated rents; changes in the supply of and demand for office, office/flex and industrial/warehouse properties; changes in interest rate levels; changes in operating costs; the Operating Partnership's ability to obtain adequate insurance, including coverage for terrorist acts; the availability of financing; and other risks associated with the development and acquisition of properties, including risks that the development may not be completed on schedule, that the tenants will not take occupancy or pay rent, or that development or operating costs may be greater than anticipated. For further information on factors which could impact the Operating Partnership and the statements contained herein, see the "Risk Factors" section. The Operating Partnership assumes no obligation to update and supplement forward-looking statements that become untrue because of subsequent events.

ITEM 2. PROPERTIES

PROPERTY LIST

        As of December 31, 2002, the Operating Partnership's Consolidated Properties consisted of 251 in-service office, office/flex and industrial/warehouse properties, as well as two stand-alone retail properties and three land leases. The Consolidated Properties are located primarily in the Northeast. The Consolidated Properties are easily accessible from major thoroughfares and are in close proximity to numerous amenities. The Consolidated Properties contain a total of approximately 27.1 million square feet, with the individual properties ranging from approximately 6,200 to 980,000 square feet. The Consolidated Properties, managed by on-site employees, generally have attractively landscaped sites, atriums and covered parking in addition to quality design and construction. The Operating Partnership's tenants include many service sector employers, including a large number of professional firms and national and international businesses. The Operating Partnership believes that all of its properties are well-maintained and do not require significant capital improvements.

Property Listing

Office Properties

Property Location	Year Built	Net Rentable Area (Sq. Ft.)	Percentage Leased as of 12/31/02 (%)(a)	2002 Base Rent ($000's)(b)(c)	2002 Effective Rent ($000's)(c)(d)	Percentage of Total 2002 Office, Office/Flex and Industrial/ Warehouse Base Rent (%)	2002 Average Base Rent Per Sq. Ft. ($)(c)(e)	2002 Average Effective Rent Per Sq. Ft. ($)(c)(f)	Tenants Leasing 10% or More of Net Rentable Area Per Property as of 12/31/02(c)
ATLANTIC COUNTY, NEW JERSEY
Egg Harbor
100 Decadon Drive	1987	40,422	100.0	951	889	0.19	23.53	21.99	Computer Sciences Corp. (100%)
200 Decadon Drive	1991	39,922	100.0	798	779	0.16	19.99	19.51	Computer Sciences Corp. (100%)
BERGEN COUNTY, NEW JERSEY
Fair Lawn
17-17 Route 208 North	1987	143,000	97.8	3,543	3,337	0.72	25.33	23.86	Lonza, Inc. (63%)
Fort Lee
One Bridge Plaza	1981	200,000	97.7	4,924	4,599	1.00	25.20	23.54	Mellon HR Solutions, LLC (35%), Broadview Associates, LLP (16%), FCB Worldwide, Inc. (16%)
2115 Linwood Avenue	1981	68,000	99.7	1,711	1,320	0.35	25.24	19.47	US Depot, Inc. (23%), Ameribrom, Inc. (14%), Mack Management & Construction (12%), Morgan Stanley Dean Witter (10%)
Little Ferry
200 Riser Road	1974	286,628	100.0	2,536	2,464	0.52	8.85	8.60	Ford Motor Company (34%), Casio, Inc. (33%), Dassault Falcon Jet Corp. (33%)
Montvale
95 Chestnut Ridge Road	1975	47,700	100.0	566	502	0.12	11.87	10.52	Aventis Environmental Science (100%)
135 Chestnut Ridge Road	1981	66,150	100.0	1,560	1,309	0.32	23.58	19.79	Paychex, Inc. (45%), Automated Resources Group, Inc. (26%), Sys-Con Publications, Inc. (11%)
Paramus
15 East Midland Avenue	1988	259,823	100.0	6,722	6,720	1.37	25.87	25.86	AT&T Wireless Services (100%)
461 From Road	1988	253,554	99.8	6,057	6,050	1.23	23.94	23.91	Toys "R' Us, Inc. (96%)
650 From Road	1978	348,510	92.9	7,749	7,304	1.58	23.93	22.56	Movado Group, Inc. (18%), Long Beach Acceptance Corp. (10%)
140 Ridgewood Avenue	1981	239,680	100.0	5,110	4,890	1.04	21.32	20.40	AT&T Wireless Services (57%), Smith Barney Shearson, Inc. (19%)
61 South Paramus Avenue	1985	269,191	100.0	6,718	6,098	1.37	24.96	22.65	Yamanouchi Pharma America, Inc. (21%)
Rochelle Park
120 Passaic Street	1972	52,000	99.6	1,397	1,317	0.28	26.97	25.43	SBC Telecom, Inc. (53%), Cantor Fitzgerald, L.P. (46%)
365 West Passaic Street	1976	212,578	88.9	4,178	3,859	0.85	22.11	20.42	United Retail, Inc. (31%), Regulus, LLC (10%)

Property Location	Year Built	Net Rentable Area (Sq. Ft.)	Percentage Leased as of 12/31/02 (%)(a)	2002 Base Rent ($000's) (b)(c)	2002 Effective Rent ($000's)(c)(d)	Percentage of Total 2002 Office, Office/Flex and Industrial/ Warehouse Base Rent (%)	2002 Average Base Rent Per Sq. Ft. ($)(c)(e)	2002 Average Effective Rent Per Sq. Ft. ($)(c)(f)	Tenants Leasing 10% or More of Net Rentable Area Per Property as of 12/31/02(c)
Upper Saddle River
1 Lake Street	1973/94	474,801	100.0	7,465	7,465	1.52	15.72	15.72	Prentice-Hall, Inc. (100%)
10 Mountainview Road	1986	192,000	95.8	3,907	3,846	0.80	21.24	20.91	Thomson Minwax Company (23%), Professional Detailing, Inc. (20%), Corning Life Sciences, Inc. (15%), ITT Fluid Technology (14%), Pearson Education (14%)
Woodcliff Lake
400 Chestnut Ridge Road	1982	89,200	100.0	2,124	2,124	0.43	23.81	23.81	Timeplex, Inc. (100%)
470 Chestnut Ridge Road	1987	52,500	100.0	1,192	1,192	0.24	22.70	22.70	Andermatt, LP (100%)
530 Chestnut Ridge Road	1986	57,204	100.0	1,166	1,166	0.24	20.38	20.38	KPMG Peat Marwick, LLP (100%)
50 Tice Boulevard	1984	235,000	100.0	5,631	4,961	1.15	23.96	21.11	Syncsort, Inc. (25%)
300 Tice Boulevard	1991	230,000	100.0	5,342	5,050	1.09	23.23	21.96	Chase Home Mortgage Corp. (25%), Medco Containment Services (20%), Par Pharmaceutical, Inc. (16%), BMW of North America, LLC (15%)
BURLINGTON COUNTY, NEW JERSEY
Moorestown
224 Strawbridge Drive	1984	74,000	92.4	1,418	1,054	0.29	20.74	15.41	Allstate Insurance Company (49%), Harleysville Mutual Insurance (28%)
228 Strawbridge Drive	1984	74,000	100.0	1,434	1,077	0.29	19.38	14.55	Cendant Mortgage Corporation (100%)
ESSEX COUNTY, NEW JERSEY
Millburn
150 J.F. Kennedy Parkway	1980	247,476	86.3	6,060	5,872	1.23	28.37	27.49	KPMG Peat Marwick, LLP (31%), Budd Larner Gross Et Al (23%)
Roseland
101 Eisenhower Parkway	1980	237,000	83.2	4,656	4,285	0.95	23.61	21.73	Brach, Eichler, Rosenberg, Silver, Bernstein & Hammer (13%)
103 Eisenhower Parkway	1985	151,545	91.0	3,248	2,918	0.66	23.55	21.16	CPG Partners, L.P. (24%), Lum, Danzis, Drasco Positan & Kleinberg (16%), Salomon Smith Barney, Inc. (11%)
105 Eisenhower Parkway	2001	220,000	14.0	1,904	1,296	0.39	61.82	42.08	McDonald's Corporation (14%)

Property Location	Year Built	Net Rentable Area (Sq. Ft.)	Percentage Leased as of 12/31/02 (%)(a)	2002 Base Rent ($000's)(b)(c)	2002 Effective Rent ($000's)(c)(d)	Percentage of Total 2002 Office, Office/Flex and Industrial/ Warehouse Base Rent (%)	2002 Average Base Rent Per Sq. Ft. ($)(c)(e)	2002 Average Effective Rent Per Sq. Ft. ($)(c)(f)	Tenants Leasing 10% or More of Net Rentable Area Per Property as of 12/31/02(c)
HUDSON COUNTY, NEW JERSEY
Jersey City
Harborside Financial Center Plaza 1	1983	400,000	99.0	3,277	3,274	0.67	8.28	8.27	Bankers Trust Harborside, Inc. (96%)
Harborside Financial Center Plaza 2	1990	761,200	100.0	19,408	18,344	3.95	25.50	24.10	Dean Witter Trust Company (27%), DLJ Securities (25%), Morgan Stanley Dean Witter, Inc. (11%), Dow Jones & Company, Inc. (11%), Lewco Securities Corp. (11%)
Harborside Financial Center Plaza 3	1990	725,600	100.0	18,499	17,485	3.77	25.49	24.10	AICPA (38%), BTM Information Services, Inc. (21%), Exodus Communications (11%), DLJ Securities (10%)
Harborside Financial Center Plaza 4-A(g)	2000	207,670	94.0	7,185	6,481	1.46	36.82	33.21	TD Waterhouse Securities, Inc. (89%)
Harborside Financial Center Plaza 5 (h) (i)	2002	980,000	58.2	4,417	4,125	0.90	21.91	20.46	Forest Laboratories, Inc. (15%), Garban, LLC (14%), National Financial Services (12%)
MERCER COUNTY, NEW JERSEY
Hamilton Township
600 Horizon Drive (h)	2002	95,000	100.0	164	164	0.03	14.32	14.32	Verizon New Jersey, Inc. (100%)
Princeton
103 Carnegie Center	1984	96,000	85.1	2,049	1,894	0.42	25.08	23.18	Ronin Development Corp. (15%), Kurt Salmon Assoc. Inc. (11%)
100 Overlook Center	1988	149,600	100.0	3,751	3,489	0.76	25.07	23.32	Regus Business Centre Corp. (26%), Xerox Corporation (23%), Paine Webber, Inc. (14%)
5 Vaughn Drive	1987	98,500	80.8	1,968	1,835	0.40	24.73	23.06	Woodrow Wilson National Fellowship Foundation (17%), Floorgraphics, Inc. (14%), Villeroy & Boch Tableware, Ltd. (11%)
MIDDLESEX COUNTY, NEW JERSEY
East Brunswick
377 Summerhill Road	1977	40,000	100.0	373	368	0.08	9.33	9.20	Greater New York Mutual Insurance Company (100%)
Plainsboro
500 College Road East	1984	158,235	100.0	3,705	3,659	0.75	23.41	23.12	SSB Realty, LLC (72%), Buchanan Ingersoll, P.C. (17%)
South Brunswick
3 Independence Way	1983	111,300	35.5	1,284	1,201	0.26	32.50	30.40	Merrill Lynch Pierce Fenner & Smith (13%)

Property Location	Year Built	Net Rentable Area (Sq. Ft.)	Percentage Leased as of 12/31/02 (%)(a)	2002 Base Rent ($000's) (b)(c)	2002 Effective Rent ($000's)(c)(d)	Percentage of Total 2002 Office, Office/Flex and Industrial/ Warehouse Base Rent (%)	2002 Average Base Rent Per Sq. Ft. ($)(c)(e)	2002 Average Effective Rent Per Sq. Ft. ($)(c)(f)	Tenants Leasing 10% or More of Net Rentable Area Per Property as of 12/31/02(c)
Woodbridge
581 Main Street	1991	200,000	100.0	4,890	4,777	1.00	24.45	23.89	First Investors Management Company, Inc. (38%), Cast North America, Ltd. (11%)
MONMOUTH COUNTY, NEW JERSEY
Neptune
3600 Route 66	1989	180,000	100.0	2,410	2,410	0.49	13.39	13.39	United States Life Insurance Company (100%)
Wall Township
1305 Campus Parkway	1988	23,350	92.4	398	365	0.08	18.45	16.92	Waterford Wedgewood USA, Inc. (47%), McLaughlin, Bennett, Gelson (45%)
1350 Campus Parkway	1990	79,747	99.9	1,322	1,247	0.27	16.59	15.65	Meridian Health Realty Corp. (53%), Stephen E. Gertler Law Office (17%), Amper Politzner & Mattia, PA (11%), Healthcare Software (11%)
MORRIS COUNTY, NEW JERSEY
Florham Park
325 Columbia Turnpike	1987	168,144	100.0	4,431	3,992	0.90	26.35	23.74	Bressler Amery & Ross (24%), Salomon Smith Barney, Inc. (13%), Atlantic Health Systems (12%), Dun & Bradstreet, Inc. (12%)
Morris Plains
250 Johnson Road	1977	75,000	100.0	1,594	1,433	0.32	21.25	19.11	Electronic Data Systems Corp. (100%)
201 Littleton Road	1979	88,369	76.5	1,469	1,381	0.30	21.73	20.43	Xerox Corporation (50%), CHEP USA (11%)
Morris Township
340 Mt. Kemble Avenue	1985	387,000	100.0	5,530	5,530	1.13	14.29	14.29	AT&T Corporation (100%)
Parsippany
4 Campus Drive	1983	147,475	91.9	3,340	3,339	0.68	24.64	24.64	Nabisco, Inc. (27%), Summit Equities, Inc. (20%)
6 Campus Drive	1983	148,291	35.4	2,188	2,173	0.45	41.68	41.39	—
7 Campus Drive	1982	154,395	100.0	2,037	1,924	0.41	13.19	12.46	Nabisco, Inc. (100%)
8 Campus Drive	1987	215,265	86.2	5,186	4,951	1.06	27.95	26.68	Prudential Insurance Co. (31%), MCI Worldcom Communications Corp. (26%), Ayco Company, L.P. (13%)
9 Campus Drive	1983	156,495	94.6	4,446	4,409	0.91	30.03	29.78	GAB Business Service, Inc. (48%)
2 Dryden Way	1990	6,216	100.0	91	91	0.02	14.64	14.64	Bright Horizons Childrens Center (100%)
4 Gatehall Drive	1988	248,480	91.8	5,795	5,633	1.18	25.41	24.69	J.B. Hanauer & Company (20%), Toyota Motor Credit Corp. (10%)
2 Hilton Court	1991	181,592	100.0	4,793	4,505	0.98	26.39	24.81	Deloitte & Touche USA, LLP (47%), Sankyo Parke Davis (28%)
1633 Littleton Road (h)	1978	57,722	100.0	189	189	0.04	19.59	19.59	Sordoni Skanska, Inc. (100%)

Property Location	Year Built	Net Rentable Area (Sq. Ft.)	Percentage Leased as of 12/31/02 (%)(a)	2002 Base Rent ($000's)(b)(c)	2002 Effective Rent ($000's)(c)(d)	Percentage of Total 2002 Office, Office/Flex and Industrial/ Warehouse Base Rent (%)	2002 Average Base Rent Per Sq. Ft. ($)(c)(e)	2002 Average Effective Rent Per Sq. Ft. ($)(c)(f)	Tenants Leasing 10% or More of Net Rentable Area Per Property as of 12/31/02(c)
600 Parsippany Road	1978	96,000	44.8	1,259	1,125	0.26	29.27	26.16	—
1 Sylvan Way	1989	150,557	98.6	3,499	3,096	0.71	23.57	20.86	Cendant Operations, Inc. (99%)
5 Sylvan Way	1989	151,383	100.0	4,023	3,899	0.82	26.57	25.76	Integrated Communications (41%), Experian Information Solution (15%), DRS Technologies, Inc. (13%)
7 Sylvan Way	1987	145,983	100.0	2,920	2,759	0.59	20.00	18.90	Nabisco, Inc. (100%)
PASSAIC COUNTY, NEW JERSEY
Clifton
777 Passaic Avenue	1983	75,000	99.6	1,526	1,318	0.31	20.43	17.64	Greenwich Home Mortgage Corp. (12%)
Totowa
999 Riverview Drive	1988	56,066	83.3	649	486	0.13	13.90	10.41	Telsource Corporation (19%), Dunn Group, Inc. (15%), Humana Press (15%)
Wayne
201 Willowbrook Boulevard	1970	178,329	61.8	1,806	1,657	0.37	16.39	15.04	URS Corporation (26%), Meridian Benefit, Inc. (22%), Aeropostale, Inc. (11%)
SOMERSET COUNTY, NEW JERSEY
Basking Ridge
222 Mt. Airy Road	1986	49,000	100.0	741	689	0.15	15.12	14.06	Avaya, Inc. (100%)
233 Mt. Airy Road	1987	66,000	100.0	1,315	1,103	0.27	19.92	16.71	Avaya, Inc. (100%)
Bernards
106 Allen Road	2000	132,010	66.7	2,173	1,717	0.44	24.68	19.50	KPMG Consulting, LLC (59%)
Bridgewater
721 Route 202/206	1989	192,741	100.0	4,605	4,398	0.94	23.89	22.82	Allstate Insurance Company (37%), Norris, McLaughlin & Marcus, PA (32%), Johnson and Johnson (15%)
UNION COUNTY, NEW JERSEY
Clark
100 Walnut Avenue	1985	182,555	100.0	4,565	3,917	0.93	25.01	21.46	CAP Gemini America, Inc. (33%), Washington Mutual Bank, FA (15%), DFDS Transport (US), Inc. (14%)
Cranford
6 Commerce Drive	1973	56,000	100.0	1,074	945	0.22	19.18	16.88	Kendle International, Inc. (50%)
11 Commerce Drive(c)	1981	90,000	100.0	1,148	933	0.23	12.76	10.37	Northeast Administrators, Inc. (10%)

Property Location	Year Built	Net Rentable Area (Sq. Ft.)	Percentage Leased as of 12/31/02 (%)(a)	2002 Base Rent ($000's)(b)(c)	2002 Effective Rent ($000's)(c)(d)	Percentage of Total 2002 Office, Office/Flex and Industrial/ Warehouse Base Rent (%)	2002 Average Base Rent Per Sq. Ft. ($)(c)(e)	2002 Average Effective Rent Per Sq. Ft. ($)(c)(f)	Tenants Leasing 10% or More of Net Rentable Area Per Property as of 12/31/02(c)
12 Commerce Drive	1967	72,260	85.8	862	740	0.18	13.90	11.94	Registrar & Transfer Company (36%), URS Corporation (28%)
20 Commerce Drive	1990	176,600	100.0	4,303	3,943	0.88	24.37	22.33	Public Service Electric & Gas Company (26%), Quintiles, Inc. (21%)
25 Commerce Drive(h)	1971	67,749	94.5	510	508	0.10	20.05	19.97	Paragon Computer Professional (33%), Wells Fargo Home Mortgage, Inc. (16%)
65 Jackson Drive	1984	82,778	86.9	1,757	1,622	0.36	24.43	22.55	PMK Group, Inc. (35%), Allstate Insurance Company (27%), Metropolitan Life Insurance Company (18%)
New Providence
890 Mountain Road	1977	80,000	100.0	2,125	2,037	0.43	26.56	25.46	Aspen Technology, Inc. (52%), Dun & Bradstreet (27%), K Line America, Inc. (16%)

Total New Jersey Office		13,303,541	93.0	257,116	241,303	52.37	21.66	20.34

DUTCHESS COUNTY, NEW YORK
Fishkill
300 South Lake Drive	1987	118,727	93.6	2,234	2,172	0.45	20.10	19.54	Allstate Insurance Company (24%)
NASSAU COUNTY, NEW YORK
North Hempstead
600 Community Drive	1983	237,274	100.0	5,476	5,476	1.11	23.08	23.08	CMP Media, LLC. (100%)
111 East Shore Road	1980	55,575	100.0	1,518	1,504	0.31	27.31	27.06	Administrators for the Professions, Inc. (100%)
ROCKLAND COUNTY, NEW YORK
Suffern
400 Rella Boulevard	1988	180,000	99.8	3,915	3,718	0.80	21.79	20.70	Provident Savings Bank, F.A. (20%), Allstate Insurance Company (19%), Ferring Pharmaceuticals, Inc. (15%)
WESTCHESTER COUNTY, NEW YORK
Elmsford
100 Clearbrook Road(c)	1975	60,000	100.0	1,081	986	0.22	18.02	16.43	MIM Corporation (18%), Pyrotek, Inc. (11%)
101 Executive Boulevard	1971	50,000	76.3	714	663	0.15	18.72	17.38	Pennysaver Group, Inc. (23%), Kyocera Mita America, Inc. (11%)
555 Taxter Road	1986	170,554	89.9	3,919	3,896	0.80	25.56	25.41	Fuji Photo Film USA, Inc. (71%)

Property Location	Year Built	Net Rentable Area (Sq. Ft.)	Percentage Leased as of 12/31/02 (%)(a)	2002 Base Rent ($000's)(b)(c)	2002 Effective Rent ($000's)(c)(d)	Percentage of Total 2002 Office, Office/Flex and Industrial/ Warehouse Base Rent (%)	2002 Average Base Rent Per Sq. Ft. ($)(c)(e)	2002 Average Effective Rent Per Sq. Ft. ($)(c)(f)	Tenants Leasing 10% or More of Net Rentable Area Per Property as of 12/31/02(c)
565 Taxter Road	1988	170,554	85.3	3,740	3,646	0.76	25.71	25.06	Nextel of New York, Inc. (29%), KLM Royal Dutch Airlines (10%)
570 Taxter Road	1972	75,000	92.4	1,673	1,522	0.34	24.14	21.96	Wilder Balter Partners, LLC (15%), New York State United Teachers Association (15%)
Hawthorne
1 Skyline Drive	1980	20,400	99.0	330	307	0.07	16.34	15.20	Kidabilities, LLC & Speech (50%), Childtime Childcare, Inc. (49%)
2 Skyline Drive	1987	30,000	98.9	467	429	0.10	15.74	14.46	MW Samara (56%), Perini Construction (43%)
3 Skyline Drive(h)	1981	75,668	100.0	679	679	0.14	22.59	22.59	Coca-Cola Bottling Company (73%), Taro Pharmaceuticals USA, Inc. (15%), Intermec Technologies Corp. (12%)
7 Skyline Drive	1987	109,000	95.5	1,627	1,615	0.33	15.63	15.51	EM Industries, Inc. (31%), Cavalry Investments, LLC (19%), Traub Eglin Lieberman & Straus (14%)
17 Skyline Drive	1989	85,000	100.0	1,360	1,336	0.28	16.00	15.72	IBM Corporation (100%)
19 Skyline Drive	1982	248,400	100.0	4,519	4,005	0.92	18.19	16.12	IBM Corporation (100%)
Tarrytown
200 White Plains Road	1982	89,000	93.8	1,470	1,299	0.30	17.61	15.56	Allmerica Financial (17%), Dannon Company, Inc. (17%), NYS Dept. of Environmental Services (13%)
220 White Plains Road	1984	89,000	98.6	2,117	1,988	0.43	24.12	22.65	Eagle Family Foods, Inc. (17%)
White Plains
1 Barker Avenue	1975	68,000	99.0	1,672	1,609	0.34	24.84	23.90	O'Connor McGuinness Conte (19%), United Skys Realty Corp. (16%)
3 Barker Avenue	1983	65,300	100.0	1,645	1,489	0.33	25.19	22.80	Trigen Energy Corporation (56%), TNS Intersearch Corporation (10%)
50 Main Street	1985	309,000	96.8	8,652	8,119	1.76	28.93	27.14	TMP Worldwide, Inc. (15%), National Economic Research (10%)
11 Martine Avenue	1987	180,000	92.9	4,454	4,087	0.91	26.64	24.44	Salomon Smith Barney, Inc. (12%), McCarthy Fingar Donovan Et Al (11%), Morgan Stanley Dean Witter (11%)
1 Water Street	1979	45,700	83.9	774	720	0.16	20.19	18.78	AMG In-Store, Inc. (32%), Urban Dental Mgmt, Inc. (16%)
Yonkers
1 Executive Boulevard	1982	112,000	100.0	2,698	2,589	0.55	24.09	23.12	Affinity Healthplan, Inc. (21%), Protective Tech International (11%), AVR Realty Company (11%)

Property Location	Year Built	Net Rentable Area (Sq. Ft.)	Percentage Leased as of 12/31/02 (%)(a)	2002 Base Rent ($000's)(b)(c)	2002 Effective Rent ($000's)(c)(d)	Percentage of Total 2002 Office, Office/Flex and Industrial/ Warehouse Base Rent (%)	2002 Average Base Rent Per Sq. Ft. ($)(c)(e)	2002 Average Effective Rent Per Sq. Ft. ($)(c)(f)	Tenants Leasing 10% or More of Net Rentable Area Per Property as of 12/31/02(c)
3 Executive Plaza	1987	58,000	94.9	1,421	1,295	0.29	25.82	23.53	Montefiore Medical Center (46%), City & Suburban Federal Savings Bank (22%), Allstate Insurance Company (20%)

Total New York Office		2,702,152	95.8	58,155	55,149	11.85	22.86	21.70

CHESTER COUNTY, PENNSYLVANIA
Berwyn
1000 Westlakes Drive	1989	60,696	87.3	1,495	1,449	0.30	28.21	27.35	Drinker Biddle & Reath (42%), PNC Bank, NA (38%)
1055 Westlakes Drive	1990	118,487	57.9	1,521	1,329	0.31	22.17	19.37	Regus Business Centre Corp. (35%), Eximias Pharmaceutical Corp. (18%)
1205 Westlakes Drive	1988	130,265	97.6	2,685	2,570	0.55	21.12	20.21	Turner Investment Partners (30%), Oracle Corporation (30%)
1235 Westlakes Drive	1986	134,902	61.4	2,603	2,461	0.53	31.43	29.71	Ratner & Prestia (19%), Chartwell Investment Partners (15%)
DELAWARE COUNTY, PENNSYLVANIA
Lester
100 Stevens Drive	1986	95,000	100.0	2,541	2,339	0.52	26.75	24.62	Keystone Mercy Health Plan (100%)
200 Stevens Drive	1987	208,000	100.0	5,605	5,052	1.14	26.95	24.29	Keystone Mercy Health Plan (100%)
300 Stevens Drive	1992	68,000	53.0	891	653	0.18	24.72	18.12	Hewlett Packard Company (35%)
Media
1400 Providence Road—Center I	1986	100,000	91.9	2,106	1,938	0.43	22.92	21.09	General Services Admin. (13%), Erie Indemnity Company (11%)
1400 Providence Road—Center II	1990	160,000	88.0	2,986	2,685	0.61	21.21	19.07	Barnett International (36%)
MONTGOMERY COUNTY, PENNSYLVANIA
Blue Bell
16 Sentry Parkway(h)	1988	93,093	85.4	5	5	0.00	22.96	22.96	Pharmanet, Inc. (42%), London Life Reinsurance Co. (11%), Broadwing Communications Services (10%)
18 Sentry Parkway(h)	1988	95,010	100.0	6	6	0.00	23.05	23.05	Liberty Mutual Insurance Co. (25%), Larson Allen Weishair & Co. (24%), Executive Suites, Inc. (12%)

Property Location	Year Built	Net Rentable Area (Sq. Ft.)	Percentage Leased as of 12/31/02 (%)(a)	2002 Base Rent ($000's)(b)(c)	2002 Effective Rent ($000's)(c)(d)	Percentage of Total 2002 Office, Office/Flex and Industrial/ Warehouse Base Rent (%)	2002 Average Base Rent Per Sq. Ft. ($)(c)(e)	2002 Average Effective Rent Per Sq. Ft. ($)(c)(f)	Tenants Leasing 10% or More of Net Rentable Area Per Property as of 12/31/02(c)
King of Prussia
2200 Renaissance Boulevard(h)	1985	174,124	88.9	219	219	0.04	24.59	24.59	MDS Pharma Services (27%), Henkel Corporation (20%), SmithKline Beecham Corp. (12%)
Lower Providence
1000 Madison Avenue	1990	100,700	68.7	1,859	1,755	0.38	26.87	25.37	Reuters America, Inc. (42%), Seton Company (15%)
Plymouth Meeting
1150 Plymouth Meeting Mall	1970	167,748	97.7	3,464	3,231	0.71	21.14	19.71	Ken-Crest Services (18%), Lincoln Technical Institute (18%), Ikea US General Partners, Inc. (14%), ECC Management Services (13%)
Five Sentry Parkway East	1984	91,600	100.0	1,900	1,842	0.39	20.74	20.11	Merck & Co., Inc. (77%), Selas Fluid Processing Corp. (23%)
Five Sentry Parkway West	1984	38,400	100.0	822	803	0.17	21.41	20.91	Merck & Co., Inc. (70%), David Cutler Group (30%)

Total Pennsylvania Office		1,836,025	86.9	30,708	28,337	6.26	24.00	22.52

FAIRFIELD COUNTY, CONNECTICUT
Greenwich
500 West Putnam Avenue	1973	121,250	89.0	2,911	2,753	0.59	26.98	25.51	Hachette Filipacchi Magazines (27%), McMahan Securities Co., LP (16%), Greenwich Hospital (13%), Winklevoss Consultants, Inc. (12%)
Norwalk
40 Richards Avenue	1985	145,487	92.7	3,296	3,017	0.67	24.44	22.37	South Beach Beverage Co., LLC (14%), Media Horizons, Inc. (12%)
Shelton
1000 Bridgeport Avenue	1986	133,000	100.0	2,662	2,545	0.54	20.02	19.14	William Carter Company (23%), Toyota Motor Credit Corporation (11%), Peabody Engineering Corp. (11%)
Stamford
1266 East Main Street(h)	1984	179,260	95.5	742	741	0.15	27.75	27.72	Octagon Marketing and Athlete (18%), Chilton Investment and Company, Inc. (12%)

Total Connecticut Office		578,997	94.5	9,611	9,056	1.95	24.90	23.88

Property Location	Year Built	Net Rentable Area (Sq. Ft.)	Percentage Leased as of 12/31/02 (%)(a)	2002 Base Rent ($000's)(b)(c)	2002 Effective Rent ($000's)(c)(d)	Percentage of Total 2002 Office, Office/Flex and Industrial/ Warehouse Base Rent (%)	2002 Average Base Rent Per Sq. Ft. ($)(c)(e)	2002 Average Effective Rent Per Sq. Ft. ($)(c)(f)	Tenants Leasing 10% or More of Net Rentable Area Per Property as of 12/31/02(c)
WASHINGTON, D.C.
1201 Connecticut Avenue, NW	1940	169,549	100.0	5,413	5,242	1.10	31.93	30.92	Zuckerman Spaeder Goldstein (30%), RFE/RL, Inc. (16%), Leo A. Daly Company (13%)
1400 L Street, NW	1987	159,000	100.0	6,008	5,842	1.22	37.79	36.74	Winston & Strawn (68%)

Total District of Columbia Office		328,549	100.0	11,421	11,084	2.32	34.76	33.74

PRINCE GEORGE'S COUNTY, MARYLAND
Lanham
4200 Parliament Place	1989	122,000	99.9	2,689	2,508	0.55	22.06	20.58	Group I Software, Inc. (56%), Infinity Broadcasting Company (19%), State Farm Mutual Auto Ins. Co. (11%)

Total Maryland Office		122,000	99.9	2,689	2,508	0.55	22.06	20.58

BEXAR COUNTY, TEXAS
San Antonio
84 N.E. Loop 410	1971	187,312	94.2	2,853	2,757	0.58	16.17	15.63	KBL Cable, Inc. (27%), Chase Bank and Services, Inc. (25%), Philip Morris Mgmt. Corp. (25%)
111 Soledad	1918	248,153	63.0	1,793	1,172	0.36	11.47	7.50	City of San Antonio (12%)
COLLIN COUNTY, TEXAS
Plano
555 Republic Place(j)	1986	—	—	517	517	0.11	—	—	—
DALLAS COUNTY, TEXAS
DALLAS
3030 LBJ Freeway(c)	1984	367,018	81.0	6,006	5,316	1.22	20.20	17.88	Club Corporation of America (34%)
3100 Monticello(j)	1984	—	—	1,029	1,026	0.21	—	—	—
Irving
2300 Valley View(j)	1985	—	—	840	837	0.17	—	—	—
Richardson
1122 Alma Road	1977	82,576	100.0	607	607	0.12	7.35	7.35	MCI Worldcom Network Services (100%)
HARRIS COUNTY, TEXAS
Houston
5300 Memorial(j)	1982	—	—	994	991	0.20	—	—	—

Property Location	Year Built	Net Rentable Area (Sq. Ft.)	Percentage Leased as of 12/31/02 (%)(a)	2002 Base Rent ($000's) (b)(c)	2002 Effective Rent ($000's) (c)(d)	Percentage of Total 2002 Office, Office/Flex and Industrial/ Warehouse Base Rent(%)	2002 Average Base Rent Per Sq. Ft. ($)(c)(e)	2002 Average Effective Rent Per Sq. Ft. ($)(c)(f)	Tenants Leasing 10% or More of Net Rentable Area Per Property as of 12/31/02(c)
1717 St. James Place(j)	1975	—	—	652	652	0.13	—	—	—
1770 St. James Place	1973	103,689	77.8	1,180	941	0.24	14.63	11.66	—
10497 Town & Country Way(j)	1981	—	—	784	783	0.16	—	—	—
TARRANT COUNTY, TEXAS
Euless
150 West Parkway(j)	1984	—	—	402	402	0.08	—	—	—

Total Texas Office		988,748	80.2	17,657	16,001	3.58	22.26	20.17

MARICOPA COUNTY, ARIZONA
Glendale
5551 West Talavi Boulevard(j)	1991	—	—	1,299	1,299	0.26	—	—	—
Phoenix
19640 North 31st Street(j)	1990	—	—	1,227	1,227	0.25	—	—	—
Scottsdale
9060 E. Via Linda Boulevard(j)	1984	—	—	1,856	1,856	0.38	—	—	—

Total Arizona Office		—	—	4,382	4,382	0.89	—	—

ARAPAHOE COUNTY, COLORADO
Aurora
750 South Richfield Street(j)	1997	—	—	1,173	1,173	0.24	—	—	—
Denver
400 South Colorado Boulevard	1983	125,415	99.7	2,268	1,942	0.46	18.14	15.53	Community Health Plan (36%), State of Colorado (12%), Senter Goldfarb & Rice, LLC (11%), Wells Fargo Bank West, NA (11%)
Englewood
9359 East Nichols Avenue	1997	72,610	100.0	908	908	0.18	12.51	12.51	First Tennessee Bank, NA (100%)
5350 South Roslyn Street	1982	63,754	94.2	1,073	850	0.22	17.87	14.15	Alliance Metro Real Estate (22%), Bathgate Capital Partners, LLC (19%), Walker Parking Consultants (12%)
BOULDER COUNTY, COLORADO
Broomfield
105 South Technology Court	1997	37,574	100.0	567	567	0.12	15.09	15.09	Sun Microsystems, Inc. (100%)
303 South Technology Court-A	1997	34,454	0.0	306	306	0.06	—	—	—
303 South Technology Court-B	1997	40,416	0.0	360	360	0.07	—	—	—

Property Location	Year Built	Net Rentable Area (Sq. Ft.)	Percentage Leased as of 12/31/02 (%)(a)	2002 Base Rent ($000's)(b)(c)	2002 Effective Rent ($000's)(c)(d)	Percentage of Total 2002 Office, Office/Flex and Industrial/ Warehouse Base Rent (%)	2002 Average Base Rent Per Sq. Ft. ($)(c)(e)	2002 Average Effective Rent Per Sq. Ft. ($)(c)(f)	Tenants Leasing 10% or More of Net Rentable Area Per Property as of 12/31/02(c)
Louisville
248 Centennial Parkway	1996	39,266	72.0	525	518	0.11	18.57	18.32	Walnut Brewery, Inc. (59%)
1172 Century Drive	1996	49,566	100.0	662	654	0.13	13.36	13.19	nCube Corporation (40%), EDS/SHL Inc. (22%), Aircell, Inc. (22%), RX Kinetix, Inc. (16%)
285 Century Place	1997	69,145	100.0	1,129	1,129	0.23	16.33	16.33	HBO & Company of Georgia (100%)
DENVER COUNTY, COLORADO
Denver
3600 South Yosemite	1974	133,743	100.0	1,446	1,446	0.29	10.81	10.81	M.D.C. Holdings, Inc. (100%)
DOUGLAS COUNTY, COLORADO
Englewood
8181 East Tufts Avenue	2001	185,254	74.5	3,575	2,100	0.73	25.90	15.22	URS Greiner (66%)
400 Inverness Parkway	1997	111,608	92.7	2,236	1,693	0.46	21.61	16.36	Cochlear Corporation (33%), HQ Global Workplaces, Inc. (16%), Compuware Corp. (13%)
67 Inverness Drive East	1996	54,280	49.1	69	63	0.01	2.59	2.36	Gericare Providers, Inc. (49%)
384 Inverness Parkway	1985	51,523	78.7	678	532	0.14	16.72	13.12	Quickpen International Corp. (35%)
5975 South Quebec Street(c)	1996	102,877	57.5	873	615	0.18	14.76	10.40	KB Home Colorado, Inc. (27%), Silicon Graphics, Inc. (13%)
Parker
9777 Mount Pyramid Court	1995	120,281	40.4	1,032	1,032	0.21	21.24	21.24	Evolving Systems, Inc. (29%), Charter Communications, LLC (11%)
EL PASO COUNTY, COLORADO
Colorado Springs
8415 Explorer	1998	47,368	100.0	617	581	0.13	13.03	12.27	Encoda Systems, Inc. (74%), URS Greiner Consultants, Inc. (22%)
1975 Research Parkway	1997	115,250	90.9	1,751	1,547	0.36	16.71	14.77	Bombardier Capital Florida, Inc. (52%), General Dynamics Govt. Systems (17%)
2375 Telstar Drive	1998	47,369	100.0	617	581	0.13	13.03	12.27	Narwhal Corporation (44%), Memorial Hospital (38%), Aerotek, Inc. (13%)

Property Location	Year Built	Net Rentable Area (Sq. Ft.)	Percentage Leased as of 12/31/02 (%)(a)	2002 Base Rent ($000's)(b)(c)	2002 Effective Rent ($000's)(c)(d)	Percentage of Total 2002 Office, Office/Flex and Industrial/ Warehouse Base Rent (%)	2002 Average Base Rent Per Sq. Ft. ($)(c)(e)	2002 Average Effective Rent Per Sq. Ft. ($)(c)(f)	Tenants Leasing 10% or More of Net Rentable Area Per Property as of 12/31/02(c)
JEFFERSON COUNTY, COLORADO
Lakewood
141 Union Boulevard	1985	63,600	88.9	1,112	914	0.23	19.67	16.17	Arbitration Forums, Inc. (22%), DBA Coldwell Bankers Res. Brkg. (15%)

Total Colorado Office		1,565,353	79.8	22,977	19,511	4.69	18.43	15.65

SAN FRANCISCO COUNTY, CALIFORNIA
San Francisco
795 Folsom Street	1977	183,445	100.0	6,501	5,731	1.32	35.44	31.24	Move.com Operations, Inc. (51%), AT&T Corp. (34%), Regus Business Centre Corp. (15%)
760 Market Street	1908	267,446	95.4	8,625	8,311	1.76	33.80	32.57	R.H. Macy & Company, Inc. (22%)

Total California Office		450,891	97.3	15,126	14,042	3.08	34.49	32.02

HILLSBOROUGH COUNTY, FLORIDA
Tampa
501 Kennedy Boulevard(j)	1982	—	—	2,067	2,067	0.42	—	—	—

Total Florida Office		—	—	2,067	2,067	0.42

TOTAL OFFICE PROPERTIES		21,876,256	91.5	431,909	403,440	87.96	22.75	21.30

Property Listing

Office/Flex Properties

Property Location	Year Built	Net Rentable Area (Sq. Ft.)	Percentage Leased as of 12/31/02 (%)(a)	2002 Base Rent ($000's)(b)(c)	2002 Effective Rent ($000's)(c)(d)	Percentage of Total 2002 Office, Office/Flex and Industrial/ Warehouse Base Rent (%)	2002 Average Base Rent Per Sq. Ft. ($)(c)(e)	2002 Average Effective Rent Per Sq. Ft. ($)(c)(f)	Tenants Leasing 10% or More of Net Rentable Area Per Property as of 12/31/02(c)
BURLINGTON COUNTY, NEW JERSEY
Burlington
3 Terri Lane	1991	64,500	61.4	294	268	0.06	7.42	6.77	Tempel Steel Company (18%), General Service Administrators (10%)
5 Terri Lane	1992	74,555	82.2	498	467	0.10	8.13	7.62	United Rentals, Inc. (22%), Vitality Foodservice, Inc. (20%), West Electronics, Inc. (12%)
Moorestown
2 Commerce Drive	1986	49,000	100.0	416	390	0.08	8.49	7.96	Computer Sciences Corporation (100%)
101 Commerce Drive	1988	64,700	100.0	336	296	0.07	5.19	4.57	Beckett Corporation (100%)
102 Commerce Drive	1987	38,400	87.5	205	199	0.04	6.10	5.92	Nelson Associates (25%), D&A Eastern Fasteners, Inc. (13%), Hewlett-Packard Company (13%), Moorestown Weightlifting Club (13%), Opex Corporation (13%), Transaction Payment Systems (13%)
201 Commerce Drive	1986	38,400	75.0	173	167	0.04	6.01	5.80	Flow Thru Metals, Inc. (25%), Franchise Stores Realty Corp. (25%), Tropicana Products, Inc. (25%)
202 Commerce Drive	1988	51,200	25.3	118	113	0.02	9.11	8.72	Standard Register Co. (25%)
1 Executive Drive	1989	20,570	100.0	218	184	0.04	10.60	8.95	Bechtel Infrastructure Corp. (57%), T.T.I. (18%)
2 Executive Drive	1988	60,800	88.1	387	350	0.08	7.22	6.53	CSI Computer Specialists, Inc. (32%), Foundations, Inc. (22%)
101 Executive Drive	1990	29,355	84.7	276	226	0.06	11.10	9.09	Bayada Nurses, Inc. (56%)
102 Executive Drive	1990	64,000	100.0	358	313	0.07	5.59	4.89	Xermis Inc. (30%), Comtrex Systems Corp. (29%), Sunday O'Brien & Syscom Elec. (21%), Schermerhorn Bros. Co. (20%)
225 Executive Drive	1990	50,600	86.2	340	323	0.07	7.80	7.41	Eastern Research, Inc. (77%)
97 Foster Road	1982	43,200	100.0	136	132	0.03	3.15	3.06	Pioneer and Company, Inc. (33%), Premier Percussion, Limited (25%), Speck Industrial Controls (25%), Colornet, Inc. (17%)
1507 Lancer Drive	1995	32,700	100.0	151	140	0.03	4.62	4.28	Tad's Delivery Service, Inc. (100%)

Property Location	Year Built	Net Rentable Area (Sq. Ft.)	Percentage Leased as of 12/31/02 (%)(a)	2002 Base Rent ($000's)(b)(c)	2002 Effective Rent ($000's)(c)(d)	Percentage of Total 2002 Office, Office/Flex and Industrial/ Warehouse Base Rent (%)	2002 Average Base Rent Per Sq. Ft. ($)(c)(e)	2002 Average Effective Rent Per Sq. Ft. ($)(c)(f)	Tenants Leasing 10% or More of Net Rentable Area Per Property as of 12/31/02(c)
1510 Lancer Drive	1998	88,000	100.0	370	370	0.08	4.20	4.20	Tad's Delivery Service, Inc. (100%)
1245 North Church Street	1998	52,810	100.0	384	384	0.08	7.27	7.27	Health Ink, LLC (38%), C&L Properties, L.L.C. (35%), C&L Packaging, Inc. (27%)
1247 North Church Street	1998	52,790	100.0	461	460	0.09	8.73	8.71	Otis Elevator Company (23%), Dilks Agency, Inc. (23%), Telesciences, Inc. (17%), Spot-Coolers, Inc. (14%)
1256 North Church Street	1984	63,495	100.0	365	301	0.07	5.75	4.74	Weiler Labeling Systems, LLC (50%), James C. Anderson Associates (30%), Ketec, Inc. (20%)
840 North Lenola Road	1995	38,300	69.0	259	216	0.05	9.80	8.17	Millar Elevator Service (31%), Payroll Associates (20%), Innovasystems, Inc. (18%)
844 North Lenola Road	1995	28,670	58.6	130	124	0.03	7.74	7.38	Curbell, Inc. (34%), James J. Martin, Inc. (25%)
915 North Lenola Road	1998	52,488	100.0	271	253	0.06	5.16	4.82	Tropicana Products,Inc. (37%), Vision Realty, LLC (23%), Riley Sales, Inc. (18%), Market Place Advertising, Inc. (13%)
2 Twosome Drive	2000	48,600	100.0	391	391	0.08	8.05	8.05	Sterling Medical Services, LLC (100%)
30 Twosome Drive	1997	39,675	100.0	212	209	0.04	5.34	5.27	Hartman Cards, Inc. (28%), Commercial Office Furniture (24%), Aramark Sports Entertainment (14%), The Closet Factory (12%), C&L Packaging, Inc. (12%), Kencomm Communications (10%)
31 Twosome Drive	1998	84,200	100.0	438	438	0.09	5.20	5.20	Cort Furniture Rental Corp. (56%), Prism Color Corp. (44%)
40 Twosome Drive	1996	40,265	93.4	267	263	0.05	7.10	6.99	Neighborcare—TCI, Inc. (49%), Marconi Communications, Inc. (30%), Bellstar, Inc. (14%)
41 Twosome Drive	1998	43,050	100.0	296	295	0.06	6.88	6.85	Kit Industries, Inc. (22%), Momentum Systems, Limited (22%), DIA—Nielsen USA, Inc. (11%), Harrington Robb Company (11%), S&S Specialty Products (11%), Williams Communications (11%), Atlantic Loose Leaf Co., Inc. (11%)
50 Twosome Drive	1997	34,075	100.0	258	248	0.05	7.57	7.28	Sussex Wine Merchants (56%), Wells Fargo Alarm Services (44%)
West Deptford
1451 Metropolitan Drive	1996	21,600	100.0	149	149	0.03	6.90	6.90	Garlock Bearings, Inc. (100%)
MERCER COUNTY, NEW JERSEY
Hamilton Township
100 Horizon Drive	1989	13,275	100.0	193	169	0.04	14.54	12.73	PSEG Energy Technologies, Inc. (100%)

Property Location	Year Built	Net Rentable Area (Sq. Ft.)	Percentage Leased as of 12/31/02 (%)(a)	2002 Base Rent ($000's)(b)(c)	2002 Effective Rent ($000's)(c)(d)	Percentage of Total 2002 Office, Office/Flex and Industrial/ Warehouse Base Rent (%)	2002 Average Base Rent Per Sq. Ft. ($)(c)(e)	2002 Average Effective Rent Per Sq. Ft. ($)(c)(f)	Tenants Leasing 10% or More of Net Rentable Area Per Property as of 12/31/02(c)
200 Horizon Drive	1991	45,770	100.0	584	544	0.12	12.76	11.89	Shaw Facilities, Inc. (100%)
300 Horizon Drive	1989	69,780	100.0	1,054	924	0.21	15.10	13.24	State of New Jersey/DEP (50%), Lucent Technologies, Inc. (26%), Eplus Technology of PA, Inc. (14%), Stephen Gould of Pennsylvania (10%)
500 Horizon Drive	1990	41,205	100.0	586	554	0.12	14.22	13.44	Yardville National Bank (42%), Lakeview Child Center, Inc. (19%), New Jersey Builders Assoc. (14%), Diedre Moire Corp. (11%)
MONMOUTH COUNTY, NEW JERSEY
Wall Township
1325 Campus Parkway	1988	35,000	100.0	466	438	0.09	13.31	12.51	Cisco Systems, Inc. (100%)
1340 Campus Parkway	1992	72,502	98.1	880	750	0.18	12.37	10.54	Groundwater & Environmental Services Inc. (33%), GEAC Computers, Inc. (22%), State Farm Mutual Auto Insurance (17%), Association For Retarded Citizens (11%)
1345 Campus Parkway	1995	76,300	96.0	608	574	0.12	8.30	7.84	Quadramed Corp. (24%), De Vine Corp. (16%), Medi-Hut Co., Inc. (15%), Woodcliff Academy (15%), System Sales Corporation (12%)
1433 Highway 34	1985	69,020	65.1	516	381	0.11	11.48	8.48	State Farm Mutual Insurance Co. (48%), Applied Image, Inc. (11%)
1320 Wyckoff Avenue	1986	20,336	100.0	176	168	0.04	8.65	8.26	The County of Monmouth (100%)
1324 Wyckoff Avenue	1987	21,168	100.0	221	191	0.04	10.44	9.02	Blackhawk Management Corp. (53%), Systems Fulfillment (25%), Supply Saver, Inc. (22%)
PASSAIC COUNTY, NEW JERSEY
Totowa
1 Center Court	1999	38,961	100.0	493	358	0.10	12.65	9.19	Rock-Tenn Converting Company (46%), Eizo Nanao Technologies, Inc. (38%), Onyx Waste Services, Inc. (16%)
2 Center Court	1998	30,600	99.3	348	237	0.07	11.45	7.80	Nomadic Display (36%), Electro Rent Corp. (33%), Alpine Electronics of America (30%)
11 Commerce Way	1989	47,025	100.0	540	470	0.11	11.48	9.99	Coram Alternative Site Services (56%), Gentiva Health Services (22%), D.A. Kopp & Associates, Inc. (22%)
20 Commerce Way	1992	42,540	75.9	430	415	0.09	13.32	12.85	Lodan Totowa, Inc. F/K/A Emersub (62%), Dish Network Service Corp. (14%)

Property Location	Year Built	Net Rentable Area (Sq. Ft.)	Percentage Leased as of 12/31/02 (%)(a)	2002 Base Rent ($000's)(b)(c)	2002 Effective Rent ($000's)(c)(d)	Percentage of Total 2002 Office, Office/Flex and Industrial/ Warehouse Base Rent (%)	2002 Average Base Rent Per Sq. Ft. ($)(c)(e)	2002 Average Effective Rent Per Sq. Ft. ($)(c)(f)	Tenants Leasing 10% or More of Net Rentable Area Per Property as of 12/31/02(c)
29 Commerce Way	1990	48,930	100.0	524	425	0.11	10.71	8.69	ADT Security Services, Inc. (55%), Patterson Dental Supply, Inc. (23%), Fujitec America, Inc. (22%)
40 Commerce Way	1987	50,576	100.0	596	507	0.12	11.78	10.02	Thales Components Corporation (43%), Intertek Testing Services, Inc. (29%), Imagistics International, Inc. (14%), System 3R USA, Inc. (14%)
45 Commerce Way	1992	51,207	100.0	509	468	0.10	9.94	9.14	Ericsson, Inc. (52%), Woodward Clyde Consultants (27%), Oakwood Corporate Housing (21%)
60 Commerce Way	1988	50,333	93.1	532	471	0.11	11.35	10.05	Jen Mar Graphics, Inc. (27%), Dolan & Traynor Building Prod (16%), Prestige Telecom, Ltd. (14%), MDU Communications (USA), Inc. (14%), Bearings, Ltd. (12%)
80 Commerce Way	1996	22,500	100.0	297	217	0.06	13.20	9.64	Learning Stop, LLC (40%), Idexx Veterinary Services (37%), Inter-American Safety Council (12%), Haas Publishing Companies (11%)
100 Commerce Way	1996	24,600	100.0	324	237	0.07	13.17	9.63	Geri Script, LLC (34%), Minolta Business Systems, Inc. (34%), CCH Incorporated (32%)
120 Commerce Way	1994	9,024	100.0	106	101	0.02	11.75	11.19	Senior Care Centers of America (62%), Showa Tool USA, Inc. (19%), Telsource Corporation (19%)
140 Commerce Way	1994	26,881	99.5	313	300	0.06	11.70	11.22	Universal Hospital Services (36%), Advanced Image Systems, Inc. (25%), Holder Group, Inc. (13%), Alpha Testing Laboratories (13%), Dairygold (12%)

Total New Jersey Office/Flex		2,277,531	92.2	18,453	16,568	3.74	8.79	7.89

WESTCHESTER COUNTY, NEW YORK
Elmsford
11 Clearbrook Road	1974	31,800	100.0	380	367	0.08	11.95	11.54	Eastern Jungle Gym, Inc. (27%), Bright Horizons Children's Center (21%), Phd Products, Inc. (15%), Portables Unlimited, Inc. (14%), TKV Home Textiles, Inc. (14%)
75 Clearbrook Road	1990	32,720	100.0	816	816	0.17	24.94	24.94	Evening Out, Inc. (100%)
125 Clearbrook Road (h)	2002	33,000	100.0	524	434	0.11	21.08	17.46	ADT Security Services (55%), Ademco Distribution, Inc. (45%)

Property Location	Year Built	Net Rentable Area (Sq. Ft.)	Percentage Leased as of 12/31/02 (%)(a)	2002 Base Rent ($000's)(b)(c)	2002 Effective Rent ($000's)(c)(d)	Percentage of Total 2002 Office, Office/Flex and Industrial/ Warehouse Base Rent (%)	2002 Average Base Rent Per Sq. Ft. ($)(c)(e)	2002 Average Effective Rent Per Sq. Ft. ($)(c)(f)	Tenants Leasing 10% or More of Net Rentable Area Per Property as of 12/31/02(c)
150 Clearbrook Road	1975	74,900	93.5	1,088	1,023	0.22	15.54	14.61	Sportive Ventures I, LLC (24%), Philips Medical Systems, N.A. (18%), Transwestern Publications (12%)
175 Clearbrook Road	1973	98,900	96.8	1,476	1,408	0.30	15.42	14.71	Nextel of New York, Inc. (35%), Hypres, Inc. (15%)
200 Clearbrook Road	1974	94,000	99.8	1,188	1,114	0.24	12.66	11.87	Brunschwig & Fils, Inc. (39%), Proftech Corp. (20%)
250 Clearbrook Road	1973	155,000	95.1	1,358	1,285	0.28	9.21	8.72	AFP Imaging Corp. (31%), The Artina Group, Inc. (14%), Prints Plus, Inc. (13%), Conri Services, Inc. (13%)
50 Executive Boulevard	1969	45,200	97.6	360	350	0.07	8.16	7.93	MMO Music Group (55%), Board of Cooperative Ed (22%)
77 Executive Boulevard	1977	13,000	100.0	210	200	0.04	16.15	15.38	Bright Horizons Children Center (55%), Richmonds Childrens Center, Inc. (45%)
85 Executive Boulevard	1968	31,000	99.4	463	456	0.09	15.03	14.80	VREX, Inc. (49%), Westhab, Inc. (32%), Wald Optics Laboratory, Inc. (13%)
300 Executive Boulevard	1970	60,000	100.0	552	525	0.11	9.20	8.75	Princeton Ski Outlet Corp. (69%), Publishers Circulation Fulfil (31%)
350 Executive Boulevard	1970	15,400	98.8	296	277	0.06	19.45	18.21	Fujitsu Network Communication (99%)
399 Executive Boulevard	1962	80,000	100.0	1,017	975	0.21	12.71	12.19	American Banknote Holographic (72%), Game Sportswear, Ltd (28%)
400 Executive Boulevard	1970	42,200	100.0	652	599	0.13	15.45	14.19	Baker Engineering NY, Inc. (39%), Ultra Fabrics, Inc. (30%)
500 Executive Boulevard	1970	41,600	100.0	685	624	0.14	16.47	15.00	Singer Holding Corporation (36%), Thyssen Krupp Elevator Corp. (16%), Cintas Corporation (16%), Olympia Sports, Inc. (13%), Pharmacare Resources, Inc. (13%)
525 Executive Boulevard	1972	61,700	100.0	903	862	0.18	14.64	13.97	Vie De France Yamazaki, Inc. (40%), New York Blood Center, Inc. (27%)
1 Westchester Plaza	1967	25,000	100.0	308	289	0.06	12.32	11.56	British Apparel (40%), Thin Film Concepts, Inc. (20%), RS Knapp (20%), JT Lynne Representatives (20%)
2 Westchester Plaza	1968	25,000	100.0	473	464	0.10	18.92	18.56	Board of Cooperative Education (80%), Kin-Tronics (10%), Squires Productions, Inc. (10%)
3 Westchester Plaza	1969	93,500	94.6	1,277	1,241	0.26	14.44	14.03	Reveo, Inc. (51%), Fabrication Enterprises, Inc. (22%), Aramak Uniform & Career Apparel (17%)

Property Location	Year Built	Net Rentable Area (Sq. Ft.)	Percentage Leased as of 12/31/02 (%)(a)	2002 Base Rent ($000's)(b)(c)	2002 Effective Rent ($000's)(c)(d)	Percentage of Total 2002 Office, Office/Flex and Industrial/ Warehouse Base Rent (%)	2002 Average Base Rent Per Sq. Ft. ($)(c)(e)	2002 Average Effective Rent Per Sq. Ft. ($)(c)(f)	Tenants Leasing 10% or More of Net Rentable Area Per Property as of 12/31/02(c)
4 Westchester Plaza	1969	44,700	99.8	636	600	0.13	14.26	13.45	Metropolitan Life Insurance (38%), E2V Technologies, Inc. (34%), Infovalue Computing, Inc. (13%)
5 Westchester Plaza	1969	20,000	77.1	325	291	0.07	21.08	18.87	Apria Healthcare, Inc. (39%), Rokonet Industries USA, Inc. (14%), BBA Project, Inc. (13%), United States Beef Purveyors (12%)
6 Westchester Plaza	1968	20,000	100.0	314	292	0.06	15.70	14.60	Pinkerton Systems Integration (28%), Xerox Corporation (28%), Game Parts, Inc. (24%), Girard Rubber Co. (13%)
7 Westchester Plaza	1972	46,200	100.0	656	651	0.13	14.20	14.09	Emigrant Savings Bank (69%), Fire End Croker Corp. (27%)
8 Westchester Plaza	1971	67,200	96.6	919	805	0.19	14.16	12.40	Mamiya America Corp. (24%), Ciba Specialty Chemicals Corp. (17%), Kubra Data Transfer, Ltd. (15%)
Hawthorne
200 Saw Mill River Road	1965	51,100	97.8	646	621	0.13	12.93	12.43	Walter DeGruyter, Inc. (21%), Team Roselli Corporation (20%), Northeast Battery & Alternators (17%), Cablevision Lightpath, Inc. (12%)
4 Skyline Drive	1987	80,600	100.0	1,379	1,328	0.28	17.11	16.48	Alstom USA, Inc. (27%), Evonyx, Inc. (23%), All Star Marketing Group, LLC (11%)
5 Skyline Drive	1980	124,022	100.0	1,615	1,615	0.33	13.02	13.02	Taro Pharmaceuticals USA, Inc. (75%), Westco Closet Corp. (20%)
6 Skyline Drive	1980	44,155	100.0	718	718	0.15	16.26	16.26	Evonyx, Inc. (73%), Anvik Corporation (27%)
8 Skyline Drive	1985	50,000	98.7	842	683	0.17	17.06	13.84	Ameriquest Mortgage Company (51%), Evonyx, Inc. (29%), Minolta Business Solutions, Inc. (20%)
10 Skyline Drive	1985	20,000	68.5	233	212	0.05	17.01	15.47	Bi-Tronic Inc/LCA Sales Corp. (51%), ENSR Corp. (17%)
11 Skyline Drive	1989	45,000	100.0	746	696	0.15	16.58	15.47	Xand Corporation (100%)
12 Skyline Drive	1999	46,850	100.0	806	634	0.16	17.20	13.53	Creative Visual Enterprises (38%), Medelec, Inc. (32%), Savin Corporation (30%)
15 Skyline Drive	1989	55,000	100.0	1,122	938	0.23	20.40	17.05	Accorda Therapeutics, Inc. (54%), Tellabs Operations, Inc. (46%)

Property Location	Year Built	Net Rentable Area (Sq. Ft.)	Percentage Leased as of 12/31/02 (%)(a)	2002 Base Rent ($000's)(b)(c)	2002 Effective Rent ($000's)(c)(d)	Percentage of Total 2002 Office, Office/Flex and Industrial/ Warehouse Base Rent (%)	2002 Average Base Rent Per Sq. Ft. ($)(c)(e)	2002 Average Effective Rent Per Sq. Ft. ($)(c)(f)	Tenants Leasing 10% or More of Net Rentable Area Per Property as of 12/31/02(c)
Yonkers
100 Corporate Boulevard	1987	78,000	98.2	1,416	1,338	0.29	18.49	17.47	Montefiore Medical Center (28%), Sempra Energy Trading Corp. (13%), Emerging Health Information (12%), Genzyme Genetics Corp. (11%), Otis Elevator Company (11%)
200 Corporate Boulevard South	1990	84,000	92.5	1,331	1,301	0.27	17.13	16.74	Belmay, Inc. (32%), Montefiore Medical Center (23%), Advanced Viral Research Corp. (20%)
4 Executive Plaza	1986	80,000	99.0	1,253	1,124	0.26	15.82	14.19	Wise Contact US Optical Corp. (35%), E&B Giftware, Inc. (22%), TT Systems, LLC (10%)
6 Executive Plaza	1987	80,000	95.8	1,276	1,249	0.26	16.65	16.30	CSC Holdings, Inc. (52%), Atlantic Bank of NY (11%)
1 Odell Plaza	1980	106,000	99.9	1,365	1,308	0.28	12.89	12.35	Sportive Ventures 2, LLC (19%), Market Dynamics Group, LLC (11%)
5 Odell Plaza	1983	38,400	99.6	625	601	0.13	16.34	15.71	Voyetra Technologies, Inc. (44%), Photo File, Inc. (34%), The New Geri Care of Yonkers (22%)
7 Odell Plaza	1984	42,600	99.6	652	645	0.13	15.37	15.20	US Postal Service (41%), TT Systems Company (24%), Bright Horizons Childrens Center (16%)

Total New York Office/Flex		2,277,747	97.8	32,901	30,959	6.70	14.84	13.96

FAIRFIELD COUNTY, CONNECTICUT
Stamford
419 West Avenue	1986	88,000	100.0	1,154	1,098	0.23	13.11	12.48	Fuji Medical Systems USA, Inc. (100%)
500 West Avenue	1988	25,000	100.0	407	351	0.08	16.28	14.04	American Diagnostica, Inc. (43%), Lead Trackers, Inc. (28%), Leadmasters, Inc. (19%), M Cohen and Sons Inc. (11%)
550 West Avenue	1990	54,000	100.0	916	868	0.19	16.96	16.07	Lifecodes Corp. (68%), Davidoff of Geneva (CT), Inc. (32%)
600 West Avenue	1999	66,000	100.0	826	795	0.17	12.52	12.05	P.Kaufmann, Inc. (100%)
650 West Avenue	1998	40,000	100.0	922	792	0.19	23.05	19.80	Davidoff of Geneva (CT), Inc. (100%)

Total Connecticut Office/Flex		273,000	100.0	4,225	3,904	0.86	15.48	14.30

TOTAL OFFICE/FLEX PROPERTIES		4,828,278	95.3	55,579	51,431	11.30	12.12	11.21

Property Listing

Industrial/Warehouse Properties

Property Location	Year Built	Net Rentable Area (Sq. Ft.)	Percentage Leased as of 12/31/02 (%)(a)	2002 Base Rent ($000's)(b)(c)	2002 Effective Rent ($000's)(c)(d)	Percentage of Total 2002 Office, Office/Flex and Industrial/Warehouse Base Rent (%)	2002 Average Base Rent Per Sq. Ft. ($)(c)(e)	2002 Average Effective Rent Per Sq. Ft. ($)(c)(f)	Tenants Leasing 10% or More of Net Rentable Area Per Property as of 12/31/02(c)
WESTCHESTER COUNTY, NEW YORK
Elmsford
1 Warehouse Lane	1957	6,600	100.0	72	72	0.01	10.91	10.91	JP Trucking Service Center, Inc. (100%)
2 Warehouse Lane	1957	10,900	96.3	64	53	0.01	6.10	5.05	Fit Snacks, LLC. (55%), Teleport Communications Group (41%)
3 Warehouse Lane	1957	77,200	100.0	290	279	0.06	3.76	3.61	United Parcel Service (100%)
4 Warehouse Lane	1957	195,500	100.0	1,988	1,936	0.40	10.17	9.90	San Mar Laboratories, Inc. (63%), Westinghouse Air Brake Co., Inc. (14%), Bombardier Mass Transit Corp. (11%)
5 Warehouse Lane	1957	75,100	89.3	810	712	0.16	12.08	10.62	Nestle Waters North America (48%), Chamart Exclusives, Inc. (16%), Mallory Kotzen Tire Company (11%)
6 Warehouse Lane	1982	22,100	100.0	512	510	0.10	23.17	23.08	Conway Central Express (100%)

Total Industrial/Warehouse Properties		387,400	97.8	3,736	3,562	0.74	9.86	9.40

TOTAL OFFICE, OFFICE/FLEX, AND INDUSTRIAL/WAREHOUSE PROPERTIES		27,091,934	92.3	491,224	458,433	100.00	20.59	19.26

(a)
Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases expiring December 31, 2002 aggregating 41,438 square feet for which no new leases were signed.

(b)
Total base rent for 2002, determined in accordance with generally accepted accounting principles ("GAAP"). Substantially all of the leases provide for annual base rents plus recoveries and escalation charges based upon the tenant's proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass through of charges for electrical usage.

(c)
Excludes space leased by the Operating Partnership.

(d)
Total base rent for 2002 minus total 2002 amortization of tenant improvements, leasing commissions and other concessions and costs, determined in accordance with GAAP.

(e)
Base rent for 2002 divided by net rentable square feet leased at December 31, 2002. For those properties acquired or placed in service during 2002, amounts are annualized, as per Note h.

(f)
Effective rent for 2002 divided by net rentable square feet leased at December 31, 2002. For those properties acquired or placed in service during 2002, amounts are annualized, as per Note h.

(g)
Calculation based on square feet in service as of December 31, 2002.

(h)
As this property was acquired or placed in service by the Operating Partnership during 2002, the amounts represented in 2002 base rent and 2002 effective rent reflect only that portion of the year during which the Operating Partnership owned or placed the property in service. Accordingly, these amounts may not be indicative of the property's full year results. For comparison purposes, the amounts represented in 2002 average base rent per sq. ft. and 2002 average effective rent per sq. ft. for this property have been calculated by taking 2002 base rent and 2002 effective rent for such property and annualizing these partial-year results, dividing such annualized amounts by the net rentable square feet leased at December 31, 2002. These annualized per square foot amounts may not be indicative of the property's results had the Operating Partnership owned or placed such property in service for the entirety of 2002.

(i)
Property is excluded from weighted average percentage leased as it was an in-service development property as of December 31, 2002. Had these properties been included, weighted average percentage leased for total office, office/flex, and industrial/warehouse properties would be 90.7 percent.

(j)
The property was sold by the Operating Partnership in 2002.

Retail Properties

        The Operating Partnership owned two stand-alone retail properties as of December 31, 2002, as described below:

        The Operating Partnership owns an 8,000 square foot restaurant, constructed in 1986, located at 2 Executive Plaza in the South Westchester Executive Park in Yonkers, Westchester County, New York. The restaurant is 100 percent leased to Benni's I LLC for use as a Bennigan's restaurant under a 16-year lease. The lease currently provides for fixed annual base rent of $175,000, with fully-reimbursed real estate taxes, and operating expenses escalated based on the consumer price index ("CPI") over a base year CPI. The lease, which commenced in December 2001 and expires in December 2017, includes scheduled rent increases in January 2003 to approximately $205,000 annually, in January 2006 to approximately $225,000 annually, in January 2010 to approximately $248,000 annually, and in January 2014 to approximately $273,000 annually. The lease also provides for additional rent calculated as a percentage of sales over a specified sales amount, as well as for two five-year renewal options. 2002 total base rent for the property, calculated in accordance with GAAP, was approximately $232,101.

        The Operating Partnership also owns a 9,300 square foot restaurant, constructed in 1984, located at 230 White Plains Road, Tarrytown, Westchester County, New York. The restaurant is 100 percent leased to TGI Friday's under a 10-year lease which provides for fixed annual base rent of approximately $195,000, with fully-reimbursed real estate taxes, and operating expenses escalated based on CPI over a base year CPI. The lease, which expires in August 2004, also provides for additional rent calculated as a percentage of sales over a specified sales amount, as well as for four five-year renewal options. 2002 total base rent for the property, calculated in accordance with GAAP, was approximately $195,000.

Land Leases

        The Operating Partnership owned three land parcels, which were leased as of December 31, 2002, as described below:

        The Operating Partnership leases land to Star Enterprises, on which a 2,264 square-foot Texaco gas station was constructed, located at 1 Enterprise Boulevard in Yonkers, Westchester County, New York. The 15-year, triple-net land lease provides for annual rent of approximately $145,000 and expires in April 2005. The lease also provides for two five-year renewal options. 2002 total base rent under this lease, calculated in accordance with GAAP, was approximately $143,972.

        The Operating Partnership also leases five acres of land to Rake Realty, on which a 103,500 square-foot office building exists, located at 700 Executive Boulevard, Elmsford, Westchester County, New York. The 22-year, triple-net land lease provides for fixed annual rent plus a CPI adjustment every five years, and expires in November 2018. 2002 total base rent under this lease, calculated in accordance with GAAP, was approximately $114,276. The lease also provides for several renewal options which could extend the lease term for an additional 30 years.

        The Operating Partnership also leases 27.7 acres of land to Home Depot, on which a 134,000 square-foot retail store was constructed, located at the Operating Partnership's Horizon Center Business Park, Hamilton Township, Mercer County, New Jersey. The net lease, which began on February 1, 1999, provides for annual rent of approximately $298,000 through the fifth year of the lease and fixed annual rent plus a CPI adjustment every five years for the years thereafter and expires in January 2094. 2002 total base rent under this lease, calculated in accordance with GAAP, was approximately $294,896.

Multi-Family Residential Property

        In 2002, the Operating Partnership sold a multi-family residential property, as described below:

        25 Martine Avenue, White Plains, Westchester County, New York:    During 2002, the Operating Partnership owned 25 Martine Avenue, a 124-unit multi-family residential property located in White Plains, Westchester County, New York, which was sold on January 30, 2002. During 2002, the Operating Partnership recognized approximately $213,161 in total base rent from the property.

OCCUPANCY

        The following table sets forth the year-end percentages of square feet leased in the Operating Partnership's stabilized operating Consolidated Properties for the last five years:

Year ended December 31,	Percentage of Square Feet Leased (%) (a)
2002	92.3
2001	94.6
2000	96.8
1999	96.5
1998	96.6

(a)
Percentage of square-feet leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.

SIGNIFICANT TENANTS

        The following table sets forth a schedule of the Operating Partnership's 20 largest tenants for the Consolidated Properties as of December 31, 2002, based upon annualized base rents:

	Number of Properties	Annualized Base Rental Revenue ($) (a)	Percentage Of Operating Partnership Annualized Base Rental Revenue (%)	Square Feet Leased	Percentage Total Operating Partnership Leased Sq. Ft. (%)	Year Of Lease Expiration
AT&T Wireless Services	2	9,856,447	2.0	395,955	1.6	2007	(b)
Donaldson, Lufkin & Jenrette
Securities Corp.	1	8,382,273	1.7	271,953	1.1	2012	(c)
AT&T Corporation	3	7,395,575	1.5	455,064	1.9	2009	(d)
Keystone Mercy Health Plan	2	7,124,001	1.4	303,149	1.2	2015
Prentice-Hall Inc.	1	6,744,495	1.4	474,801	2.0	2014
IBM Corporation	3	6,250,705	1.3	353,617	1.5	2007	(e)
Nabisco Inc.	3	6,066,357	1.2	340,746	1.4	2006	(f)
American Institute of Certified Public Accountants	1	5,817,181	1.2	249,768	1.0	2012
Forest Laboratories Inc.	2	5,733,035	1.2	166,405	0.7	2017	(g)
Waterhouse Securities, Inc.	1	5,379,282	1.1	184,222	0.8	2015
Toys "R' Us — NJ, Inc.	1	5,342,672	1.1	242,518	1.0	2012
Allstate Insurance Company	9	5,247,116	1.1	233,858	1.0	2009	(h)
CMP Media Inc.	1	4,817,298	1.0	237,274	1.0	2014
Winston & Strawn	1	4,564,799	0.9	108,100	0.4	2005
National Financial Services	1	4,346,765	0.9	112,964	0.5	2012
Dean Witter Trust Company	1	4,319,508	0.9	221,019	0.9	2008
Morgan Stanley Dean Witter, Inc.	5	4,124,719	0.8	163,253	0.7	2010	(i)
Move.com Operations, Inc.	1	3,986,514	0.8	94,917	0.4	2006
Garban LLC	1	3,848,834	0.8	135,077	0.5	2017
KPMG, LLP	2	3,604,132	0.7	134,585	0.6	2012	(j)

Totals		112,951,708	23.0	4,879,245	20.2

Total Operating Partnership		491,216,575		24,165,483

(a)
Annualized base rental revenue is based on actual December 2002 billings times 12. For leases whose rent commences after January 1, 2003, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(b)
12,150 square feet expire September 2004; 345,799 square feet expire March 2007; 38,006 square feet expire June 2007.

(c)
190,000 square feet expire October 2011; 81,953 square feet expire January 2012.

(d)
63,278 square feet expire May 2004; 4,786 square feet expire October 2007; 387,000 square feet expire January 2009.

(e)
20,218 square feet expire January 2005; 85,000 square feet expire December 2005; 248,399 square feet expire December 2007.

(f)
300,378 square feet expire December 2005; 40,368 square feet expire March 2006.

(g)
22,785 square feet expire August 2010; 143,620 square feet expire August 2017.

(h)
4,398 square feet expire January 2004; 36,305 square feet expire January 2005; 23,024 square feet expire October 2005; 22,444 square feet expire July 2006; 6,108 square feet expire August 2006; 70,517 square feet expire June 2007; 59,562 square feet expire April 2008; 11,500 square feet expire April 2009.

(i)
7,500 square feet expire September 2003; 18,539 square feet expire April 2005; 85,151 square feet expire February 2008; 19,500 square feet expire June 2008; 7,000 square feet expire October 2009; 25,563 square feet expire January 2010.

(j)
57,204 square feet expire July 2007; 77,381 square feet expire September 2012.

SCHEDULE OF LEASE EXPIRATIONS

        The following table sets forth a schedule of lease expirations for the total of the Operating Partnership's office, office/flex, industrial/warehouse and stand-alone retail properties, included in the Consolidated Properties, beginning January 1, 2003, assuming that none of the tenants exercise renewal options:

Year Of Expiration	Number Of Leases Expiring (a)	Net Rentable Area Subject To Expiring Leases (Sq. Ft.)		Percentage Of Total Leased Square Feet Represented By Expiring Leases(%)(b)	Annualized Base Rental Revenue Under Expiring Leases($)(c)(d)	Average Annual Rent Per Net Rentable Square Foot Represented By Expiring Leases ($)	Percentage Of Annual Base Rent Under Expiring Leases (%)
2003	389	2,008,423		8.3	37,447,334	18.65	7.6
2004	373	2,450,789		10.1	47,324,713	19.31	9.6
2005	428	3,355,492		13.9	63,241,145	18.85	12.9
2006	342	2,880,818		11.9	59,335,987	20.60	12.1
2007	304	2,512,953		10.4	54,323,870	21.62	11.0
2008	182	2,304,298		9.5	42,402,909	18.40	8.6
2009	94	1,561,127		6.5	29,037,436	18.60	5.9
2010	103	1,293,024		5.4	26,285,928	20.33	5.4
2011	77	1,496,992		6.2	35,714,480	23.86	7.3
2012	59	1,549,113		6.4	35,863,612	23.15	7.3
2013	41	769,718		3.2	15,477,689	20.11	3.2
2014 and thereafter	37	1,982,736		8.2	44,761,472	22.58	9.1

Totals/Weighted Average	2,429	24,165,483	(e)	100.0	491,216,575	20.33	100.0

(a)
Includes office, office/flex, industrial/warehouse and stand-alone retail property tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.

(b)
Excludes all unleased space as of December 31, 2002.

(c)
Annualized base rental revenue is based on actual December 2002 billings times 12. For leases whose rent commences after January 1, 2003, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(d)
Includes leases expiring December 31, 2002 aggregating 41,438 square feet and representing annualized rent of $915,033 for which no new leases were signed.

(e)
Reconciliation to Operating Partnership's total net rentable square footage is as follows:

Square Feet
Square footage leased to commercial tenants	24,165,483
Square footage used for corporate offices, management offices, building use, retail tenants, food services, other ancillary service tenants and occupancy adjustments	526,817
Square footage unleased	2,416,934

Total net rentable square footage (does not include residential, land lease, retail or not-in-service properties)	27,109,234

SCHEDULE OF LEASE EXPIRATIONS: OFFICE PROPERTIES

        The following table sets forth a schedule of lease expirations for the office properties beginning January 1, 2003, assuming that none of the tenants exercise renewal options:

Year Of Expiration	Number Of Leases Expiring(a)	Net Rentable Area Subject To Expiring Leases (Sq. Ft.)	Percentage Of Total Leased Square Feet Represented By Expiring Leases (%)(b)	Annualized Base Rental Revenue Under Expiring Leases ($)(c)(d)	Average Annual Rent Per Net Rentable Square Foot Represented By Expiring Leases ($)	Percentage Of Annual Base Rent Under Expiring Leases (%)
2003	323	1,503,824	7.8	32,301,485	21.48	7.5
2004	306	1,842,692	9.6	40,207,888	21.82	9.3
2005	323	2,496,059	13.0	53,271,114	21.34	12.4
2006	290	2,388,191	12.4	52,842,357	22.13	12.3
2007	241	1,906,566	9.9	46,669,470	24.48	10.8
2008	141	1,729,372	9.0	37,080,717	21.44	8.6
2009	69	1,280,374	6.7	25,618,284	20.01	5.9
2010	78	935,810	4.9	20,671,863	22.09	4.8
2011	63	1,288,363	6.7	32,785,685	25.45	7.6
2012	45	1,373,146	7.2	33,363,903	24.30	7.7
2013	28	637,458	3.3	13,824,173	21.69	3.2
2014 and thereafter	26	1,810,223	9.5	42,226,056	23.33	9.9

Totals/Weighted Average	1,933	19,192,078	100.0	430,862,995	22.45	100.0

(a)
Includes office tenants only. Excludes leases for amenity, retail, parking and month-to-month office tenants. Some tenants have multiple leases.

(b)
Excludes all unleased space as of December 31, 2002.

(c)
Annualized base rental revenue is based on actual December 2002 billings times 12. For leases whose rent commences after January 1, 2003, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(d)
Includes leases expiring December 31, 2002 aggregating 41,438 square feet and representing annualized rent of $915,033 for which no new leases were signed.

SCHEDULE OF LEASE EXPIRATIONS: OFFICE/FLEX PROPERTIES

        The following table sets forth a schedule of lease expirations for the office/flex properties beginning January 1, 2003, assuming that none of the tenants exercise renewal options:

Year Of Expiration	Number Of Leases Expiring(a)	Net Rentable Area Subject To Expiring Leases (Sq. Ft.)	Percentage Of Total Leased Square Feet Represented By Expiring Leases (%)(b)	Annualized Base Rental Revenue Under Expiring Leases ($)(c)	Average Annual Rent Per Net Rentable Square Foot Represented By Expiring Leases ($)	Percentage Of Annual Base Rent Under Expiring Leases (%)
2003	65	496,323	10.8	5,069,710	10.21	9.0
2004	59	415,277	9.1	4,789,505	11.53	8.5
2005	102	837,505	18.3	9,762,248	11.66	17.4
2006	52	492,627	10.8	6,493,630	13.18	11.6
2007	59	591,087	12.9	7,447,650	12.60	13.3
2008	40	497,723	10.9	5,032,529	10.11	9.0
2009	23	262,958	5.7	3,241,012	12.33	5.8
2010	25	357,214	7.8	5,614,065	15.72	10.0
2011	14	208,629	4.6	2,928,795	14.04	5.2
2012	14	175,967	3.8	2,499,709	14.21	4.4
2013	6	77,024	1.7	994,845	12.92	1.8
2014 and thereafter	10	164,513	3.6	2,330,416	14.17	4.0

Totals/Weighted Average	469	4,576,847	100.0	56,204,114	12.28	100.0

(a)
Includes office/flex tenants only. Excludes leases for amenity, retail, parking and month-to-month office/flex tenants. Some tenants have multiple leases.

(b)
Excludes all unleased space as of December 31, 2002.

(c)
Annualized base rental revenue is based on actual December 2002 billings times 12. For leases whose rent commences after January 1, 2003, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: INDUSTRIAL/WAREHOUSE PROPERTIES

        The following table sets forth a schedule of lease expirations for the industrial/warehouse properties beginning January 1, 2003, assuming that none of the tenants exercise renewal options:

Year Of Expiration	Number Of Leases Expiring (a)	Net Rentable Area Subject To Expiring Leases (Sq. Ft.)	Percentage Of Total Leased Square Feet Represented By Expiring Leases(%)(b)	Annualized Base Rental Revenue Under Expiring Leases($)(c)	Average Annual Rent Per Net Rentable Square Foot Represented By Expiring Leases ($)	Percentage Of Annual Base Rent Under Expiring Leases (%)
2003	1	8,276	2.2	76,139	9.20	2.0
2004	7	183,520	48.4	2,132,320	11.62	56.9
2005	3	21,928	5.8	207,783	9.48	5.5
2007	4	15,300	4.0	206,750	13.51	5.5
2008	1	77,203	20.3	289,663	3.75	7.7
2009	2	17,795	4.7	178,140	10.01	4.8
2013	7	55,236	14.6	658,671	11.92	17.6

Totals/Weighted Average	25	379,258	100.0	3,749,466	9.89	100.0

  (a)
  Includes industrial/warehouse tenants only. Excludes leases for amenity, retail, parking and month-to-month industrial/warehouse tenants. Some tenants have multiple leases.

  (b)
  Excludes all unleased space as of December 31, 2002.

  (c)
  Annualized base rental revenue is based on actual December 2002 billings times 12. For leases whose rent commences after January 1, 2003, annualized base rent revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, the historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: STAND-ALONE RETAIL PROPERTIES

        The following table sets forth a schedule of lease expirations for the stand-alone retail properties beginning January 1, 2003, assuming that none of the tenants exercise renewal options:

Year Of Expiration	Number Of Leases Expiring (a)	Net Rentable Area Subject To Expiring Leases (Sq. Ft.)	Percentage Of Total Leased Square Feet Represented By Expiring Leases(%)	Annualized Base Rental Revenue Under Expiring Leases($)(c)	Average Annual Rent Per Net Rentable Square Foot Represented By Expiring Leases ($)	Percentage Of Annual Base Rent Under Expiring Leases (%)
2004	1	9,300	53.8	195,000	20.97	48.8
2014 & thereafter	1	8,000	46.2	205,000	25.63	51.2

Totals/Weighted Average	2	17,300	100.0	400,000	23.12	100.0

  (a)
  Includes stand-alone retail property tenants only.

  (b)
  Annualized base rental revenue is based on actual December 2002 billings times 12. For leases whose rent commences after January 1, 2003, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

INDUSTRY DIVERSIFICATION

        The following table lists the Operating Partnership's 30 largest industry classifications based on annualized contractual base rent of the Consolidated Properties:

Industry Classification(a)	Annualized Base Rental Revenue ($)(b)(c)(d)	Percentage Of Operating Partnership Annualized Base Rental Revenue (%)	Square Feet Leased(e)	Percentage Of Total Operating Partnership Leased Sq. Ft. (%)
Securities, Commodity Contracts & Other Financial	68,648,661	14.0	2,555,849	10.6
Manufacturing	47,598,029	9.7	2,499,835	10.3
Computer System Design Svcs.	30,790,207	6.3	1,526,204	6.3
Telecommunications	30,345,121	6.2	1,536,055	6.4
Insurance Carriers & Related Activities	27,747,481	5.6	1,347,771	5.6
Legal Services	26,253,751	5.3	1,043,419	4.3
Health Care & Social Assistance	20,117,768	4.1	1,058,695	4.4
Credit Intermediation & Related Activities	20,087,514	4.1	1,131,879	4.7
Wholesale Trade	18,492,396	3.8	1,242,666	5.1
Scientific Research/Development	17,506,370	3.6	897,357	3.7
Other Professional	16,890,644	3.4	858,040	3.6
Accounting/Tax Prep.	16,175,416	3.3	677,695	2.8
Retail Trade	14,064,664	2.9	812,090	3.4
Publishing Industries	13,393,055	2.7	584,432	2.4
Architectural/Engineering	10,277,397	2.1	475,445	2.0
Arts, Entertainment & Recreation	10,114,652	2.0	685,427	2.8
Information Services	9,251,411	1.9	393,958	1.6
Advertising/Related Services	9,248,443	1.9	409,911	1.7
Other Services (except Public Administration)	9,140,019	1.9	598,975	2.5
Management of Companies & Finance	8,410,140	1.7	359,296	1.5
Real Estate & Rental & Leasing	7,671,320	1.6	429,273	1.8
Transportation	6,733,916	1.4	437,583	1.8
Management/Scientific	5,898,400	1.2	258,984	1.1
Construction	5,754,526	1.2	300,149	1.2
Data Processing Services	5,614,418	1.1	240,571	1.0
Utilities	5,295,530	1.1	277,680	1.1
Admin. & Support, Waste Mgt. & Remediation Svc.	4,633,490	0.9	304,111	1.3
Educational Services	4,212,218	0.9	223,160	0.9
Public Administration	3,903,462	0.8	189,692	0.8
Specialized Design Services	3,662,374	0.7	173,699	0.7
Other	13,283,782	2.6	635,582	2.6

Totals	491,216,575	100.0	24,165,483	100.0

(a)
The Operating Partnership's tenants are classified according to the U.S. Government's new North American Industrial Classification System (NAICS) which has replaced the Standard Industrial Code (SIC) system.
(b)
Annualized base rental revenue is based on actual December 2002 billings times 12. For leases whose rent commences after January 1, 2003, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(c)
Includes leases expiring December 31, 2002 aggregating 41,438 square feet and representing annualized rent of $915,033 for which no new leases were signed.
(d)
Includes office, office/flex, industrial/warehouse and stand-alone retail tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.
(e)
Excludes all unleased space as of December 31, 2002.

MARKET DIVERSIFICATION

        The following table lists the Operating Partnership's markets (MSAs), based on annualized contractual base rent of the Consolidated Properties:

Market (MSA)	Annualized Base Rental Revenue ($)(a)(b)(c)	Percentage Of Operating Partnership Annualized Base Rental Revenue (%)	Total Property Size Rentable Area	Percentage Of Rentable Area (%)
New York, NY (Westchester-Rockland Counties)	88,521,961	18.0	4,973,023	18.3
Bergen-Passaic, NJ	87,434,564	17.8	4,530,091	16.7
Newark, NJ (Essex-Morris-Union Counties)	81,988,124	16.7	4,242,330	15.7
Jersey City, NJ	63,623,449	12.9	3,074,470	11.3
Philadelphia, PA-NJ	47,912,140	9.8	3,354,023	12.4
Trenton, NJ (Mercer County)	15,008,575	3.1	767,365	2.8
Middlesex-Somerset-Hunterdon, NJ	14,737,455	3.0	791,051	2.9
Denver, CO	13,955,447	2.8	1,084,945	4.0
Stamford-Norwalk, CT	13,191,782	2.7	706,510	2.6
Washington, DC-MD-VA	12,999,141	2.6	450,549	1.7
San Francisco, CA	12,320,464	2.5	450,891	1.7
Monmouth-Ocean, NJ	7,445,520	1.5	577,423	2.1
Dallas, TX	6,518,408	1.3	449,594	1.7
Nassau-Suffolk, NY	6,373,398	1.3	292,849	1.1
San Antonio, TX	5,095,656	1.0	435,465	1.6
Bridgeport, CT	3,257,621	0.7	145,487	0.5
Colorado Springs, CO	2,737,806	0.6	209,987	0.8
Boulder-Longmont, CO	2,634,540	0.5	270,421	1.0
Dutchess County, NY	2,318,687	0.5	118,727	0.4
Atlantic-Cape May, NJ	1,831,576	0.4	80,344	0.3
Houston, TX	1,310,261	0.3	103,689	0.4

Totals	491,216,575	100.0	27,109,234	100.0

(a)
Annualized base rental revenue is based on actual December 2002 billings times 12. For leases whose rent commences after January 1, 2003, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(b)
Includes leases expiring December 31, 2002 aggregating 41,438 square feet and representing annualized rent of $915,033 for which no new leases were signed.

(c)
Includes office, office/flex, industrial/warehouse and stand-alone retail tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.

ITEM 3. LEGAL PROCEEDINGS

        Pursuant to an agreement with the City of Jersey City, New Jersey, the Operating Partnership is required to make payments in lieu of property taxes ("PILOT") on its Harborside Plaza 2 and 3 properties. The agreement, which commenced in 1990, is for a term of 15 years. Such PILOT is equal to two percent of Total Project Costs, as defined, in year one and increases by $75,000 per annum through year 15. Total Project Costs, as defined, are $145.6 million. The PILOT totaled $3.8 million, $3.7 million and $3.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. The PILOT on these two properties has been challenged as part of a larger effort by several neighboring towns to question past practices of the City of Jersey City in attracting large development. If this challenge is successful, the properties will be placed back on the regular tax roles for tax years beginning with 1998. While the Operating Partnership cannot at this time determine the likely outcome of this challenge, the effect, if successful, of the challenge on the tax assessments against the properties, or the amount of the increase, if any, in taxes assessed resulting from a successful challenge, the Operating Partnership does not believe that the outcome will result in a material adverse impact to the Operating Partnership as there is the potential that the majority of any increase in the expense at the properties may be passed along to the properties' tenants. See Note 16 to the Financial Statements.

        There are no other material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Operating Partnership is a party or to which any of the Properties is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Operating Partnership currently has no securities listed on any securities exchange.

MARKET INFORMATION

        Not applicable.

HOLDERS

        On February 14, 2003, the Operating Partnership had 101 owners of limited partnership units.

RECENT SALES OF UNREGISTERED SECURITIES

        The Operating Partnership did not issue any unregistered securities in the years ended December 31, 2002, 2001 or 2000.

DIVIDENDS AND DISTRIBUTIONS

        During the year ended December 31, 2002, the Corporation and Operating Partnership declared four quarterly common stock dividends and common unit distributions in the amounts of $0.62, $0.62, $0.63 and $0.63 per share and common unit from the first to the fourth quarter, respectively.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        The information is incorporated by reference from the Corporation's definitive proxy statement for its annual meeting of shareholders to be held on May 13, 2003.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth selected financial data on a consolidated basis for the Operating Partnership. The consolidated selected operating, balance sheet and cash flow data of the Operating Partnership as of December 31, 2002, 2001, 2000, 1999 and 1998, and for the years then ended have been derived from financial statements audited by PricewaterhouseCoopers LLP, independent accountants.

	Year Ended December 31,
Operating Data In thousands, except per unit data
	2002	2001	2000	1999	1998
Total revenues	$569,614	$584,348	$576,153	$551,484	$493,699
Operating and other expenses	$168,129	$174,686	$172,146	$168,651	$150,448
General and administrative	$27,054	$28,490	$23,276	$25,480	$24,828
Depreciation and amortization	$109,513	$91,471	$92,088	$87,209	$78,916
Interest expense	$107,823	$112,003	$105,394	$102,960	$88,043
Non-recurring charges	$—	$—	$37,139	$16,458	$—
Realized gains (losses) and unrealized losses on disposition of rental property, net	$2,759	$(11,864)	$85,353	$1,957	$—
Income before minority interest and extraordinary item	$174,647	$165,834	$231,463	$152,683	$151,464
Income before extraordinary item	$174,647	$165,834	$226,391	$152,604	$151,464
Net income	$174,647	$165,834	$226,391	$152,604	$148,794
Net income available to common unitholders	$158,991	$150,190	$210,950	$137,128	$132,481
Basic earnings per unit—before extraordinary item	$2.44	$2.33	$3.18	$2.05	$2.13
Diluted earnings per unit—before extraordinary item	$2.43	$2.32	$3.10	$2.04	$2.11
Distributions declared per common unit	$2.50	$2.46	$2.38	$2.26	$2.10
Basic weighted average units outstanding	65,109	64,495	66,392	66,885	63,438
Diluted weighted average units outstanding	65,427	64,775	73,070	67,133	63,893
	December 31,
Balance Sheet Data In thousands
	2002	2001	2000	1999	1998
Rental property, before accumulated depreciation and amortization	$3,857,657	$3,378,071	$3,589,877	$3,654,845	$3,467,799
Rental property held for sale, net	$—	$384,626	$107,458	$—	$—
Total assets	$3,796,429	$3,746,770	$3,676,977	$3,629,601	$3,452,194
Total debt	$1,752,372	$1,700,150	$1,628,512	$1,490,175	$1,420,931
Total liabilities	$1,912,199	$1,867,938	$1,774,239	$1,648,844	$1,526,974
Minority interest	$—	$—	$1,925	$83,600	$—
Partners' capital	$1,884,230	$1,878,832	$1,900,813	$1,897,157	$1,925,220
	Year Ended December 31,
Other Data In thousands
	2002	2001	2000	1999	1998
Cash flows provided by operating activities	$220,137	$265,883	$180,529	$243,638	$208,761
Cash flows (used in) provided by investing activities	$(106,349)	$(145,586)	$6,189	$(195,178)	$(749,067)
Cash flows (used in) provided by financing activities	$(125,456)	$(120,641)	$(182,210)	$(45,598)	$543,411
Funds from operations (1), before distributions to preferred unitholders	$272,288	$260,497	$262,071	$244,240	$216,949
Funds from operations (1), after distributions to preferred unitholders	$256,632	$244,853	$246,630	$228,764	$200,636

(1)
The Operating Partnership considers funds from operations (after adjustment for straight-lining of rents and non-recurring charges) one measure of REIT performance. Funds from operations ("FFO") is defined as net income (loss) before minority interest of unitholders (preferred and common) computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring, other extraordinary items, and sales of depreciable rental property, plus real estate-related depreciation and amortization. FFO should not be considered as an alternative for net income as an indication of the Operating Partnership's performance or to cash flows as a measure of liquidity. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Operating Partnership's FFO is comparable to the FFO of real estate companies that use the current definition of the National Association of Real Estate Investment Trusts ("NAREIT"), with the exception that it deviates as a result of adjustments made to the Operating Partnership's FFO for straight-lining of rents and non-recurring charges. The Operating Partnership adjusts its FFO calculation to remove the effects of straight-lining of rents because it believes that such adjustment more accurately reflects proper recognition of the Operating Partnership's revenue that is contractually due for the respective periods presented. The Operating Partnership also adjusts its FFO calculation for non-recurring charges because it believes that the inclusion of these costs, which are incurred specific to significant non-recurring events, can impact the comparative measurement of the Operating Partnership's performance. Refer to "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations," contained elsewhere in this Report, for the calculation of FFO for the periods presented.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the Consolidated Financial Statements of Mack-Cali Realty, L.P. and subsidiaries and the notes thereto (collectively, the "Financial Statements"). Certain defined terms used herein have the meaning ascribed to them in the Financial Statements.

Critical Accounting Policies

Rental Property

        Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Interest capitalized by the Operating Partnership for the years ended December 31, 2002, 2001 and 2000 was $4.1 million, $4.0 and $3.7 million, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

        The Operating Partnership considers a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity (as distinguished from activities such as routine maintenance and cleanup). If portions of a rental project are substantially completed and occupied by tenants, or held available for occupancy, and other portions have not yet reached that stage, the substantially completed portions are accounted for as a separate project. The Operating Partnership allocates costs incurred between the portions under construction and the portions substantially completed and held available for occupancy and capitalizes only those costs associated with the portion under construction.

        On a periodic basis, management assesses whether there are any indicators that the value of the Operating Partnership's rental properties may be impaired. A property's value is impaired only if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. The Operating Partnership's estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management's assumptions, the future cash flows estimated by management in their impairment analyses may not be achieved.

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

        If circumstances arise that previously were considered unlikely and, as a result, the Operating Partnership decides not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation (amortization) expense that would have been recognized had the property been continuously classified as held and used, or (b) the fair value at the date of the subsequent decision not to sell. See Note 7 to the Financial Statements.

        Effective January 1, 2002, the Operating Partnership adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. SFAS No. 144 retains the requirements of SFAS No. 121 regarding impairment loss recognition and measurement. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. As the statement requires implementation on a prospective basis, properties which were identified as held for sale by the Operating Partnership prior to January 1, 2002 are presented in the accompanying financial statements in a manner consistent with the prior year's presentation. As there were no additional properties identified as held for sale during the year ended December 31, 2002, the Operating Partnership did not report any discontinued operations for the periods presented.

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

        On a periodic basis, management assesses whether there are any indicators that the value of the Operating Partnership's investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management's estimate of the value of the investment is less than the carrying value of the investment. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment. See Note 4 to the Financial Statements.

Deferred Leasing Costs

        Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Operating Partnership provide leasing services to the Properties and receive compensation based on space leased. The portion of such compensation, which is capitalized and amortized, approximated $4.1 million, $4.0 million and $3.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Derivative Instruments

        The Operating Partnership measures derivative instruments, including certain derivative instruments embedded in other contracts, at fair value and records them as an asset or liability, depending on the Operating Partnership's rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of the derivative are reported in other comprehensive income ("OCI") and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging and ineffective portions of hedges are recognized in earnings in the affected period. See Note 10 to the Financial Statements—Interest Rate Contract.

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

Allowance for Doubtful Accounts

        Management periodically performs a detailed review of amounts due from tenants to determine if accounts receivable balances are impaired based on factors affecting the collectibility of those balances. Management's estimate of the allowance for doubtful accounts requires management to exercise significant judgment about the timing, frequency and severity of collection losses, which affects the allowance and net income.

Results from Operations

As a result of the economic climate in 2002, substantially all of the real estate markets the Operating Partnership operates in materially softened. Demand for office space declined significantly and vacancy rates increased in each of the Operating Partnership's core markets since the first quarter of 2001. Through February 14, 2003, the Operating Partnership's core markets continued to be weak. The percentage leased in the Operating Partnership's consolidated portfolio of stabilized operating properties decreased to 92.3 percent at December 31, 2002, as compared to 94.6 percent at December 31, 2001 and 96.8 percent at December 31, 2000. Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date. Market rental rates have declined in most markets from peak levels in late 2000 and early 2001. Rental rates on the Operating Partnership's space that was re-leased during the year ended December 31, 2002 increased an average of 3.0 percent compared to rates that were in effect under expiring leases, as compared to a 9.5 percent increase in 2001 and a 12.9 percent increase in 2000. The Operating Partnership believes that vacancy rates may continue to increase in most of its markets going into 2003.

        The Operating Partnership has a focused strategy geared to attractive opportunities in high-barrier-to-entry markets, primarily predicated on the Operating Partnership's strong presence in the Northeast region.

        Consistent with its strategy, in the fourth quarter 2000, the Operating Partnership started construction of a 980,000 square-foot office property, known as Plaza 5, at its Harborside Financial Center office complex in Jersey City, Hudson County, New Jersey. The project, which commenced initial operations in September 2002, is currently projected to cost approximately $260 million, of which $196.6 million has been incurred by the Operating Partnership through December 31, 2002. Plaza 5 was approximately 58 percent leased as of December 31, 2002 (which includes a lease with a tenant for 68,000 square feet, or seven percent of the property, for which the tenant has informed the Operating Partnership that it is experiencing financial difficulties and has failed to meet certain monetary obligations under the lease, including the payment of rent). Additionally, in the fourth quarter 2000, the Operating Partnership, through a joint venture, started construction of a 577,575 square-foot office property, known as Plaza 10, on land owned by the joint venture located adjacent to the Operating Partnership's Harborside complex. The Operating Partnership holds a 50 percent interest in the joint venture. Among other things, the joint venture agreement provides for a preferred return on the Operating Partnership's invested capital in the venture in addition to the Operating Partnership's proportionate share of the venture's profit, as defined in the agreement. Plaza 10 is currently projected to cost the Operating Partnership approximately $145 million, of which $124.8 million has been incurred by the Operating Partnership through December 31, 2002. The project, which is 100 percent leased to Charles Schwab & Co. Inc. ("Schwab") for a 15-year term, commenced initial operations in September 2002. The lease agreement with Schwab obligates the venture, among other things, to deliver space to the tenant by required timelines and offers expansion options at the tenant's election. Such options may obligate the venture to construct an additional building or, at the Operating Partnership's option, to make space available in any of its existing Harborside properties. Should the venture be unable to, or choose not to, provide such expansion space, the venture would be liable to Schwab for its actual damages, in no event to exceed $15 million. The amount of Schwab's actual damages, up to $15 million, has been guaranteed by the Operating Partnership. The Operating Partnership anticipates expending an additional approximately $83.6 million for the completion of Plaza 5 and Plaza 10. The Operating Partnership expects to finance its funding requirements primarily through drawing on its revolving credit facility.

        On June 6, 2002, the Operating Partnership determined that 20 of its office properties and a land parcel, which are located in Colorado, aggregating 1.6 million square feet, were no longer being held for sale. The Operating Partnership decided that it would continue to own and operate these properties until market conditions in Colorado improve. The reclassified properties carried an aggregate book value of $175.6 million, net of accumulated depreciation of $15.8 million and a valuation allowance of $27.0 million at the date of the subsequent decision not to sell (including an unrealized loss of $3.0 million and catch-up depreciation and amortization expense of $3.9 million for certain properties reflecting expense for the period from the date the properties were originally held for sale through the date they were no longer held for sale, which was recorded at that date).

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

        The following comparisons for the year ended December 31, 2002 ("2002"), as compared to the year ended December 31, 2001 ("2001"), and for 2001, as compared to the year ended December 31, 2000 ("2000"), make reference to the following: (i) the effect of the "Same-Store Properties," which represents all in-service properties owned by the Operating Partnership at December 31, 2000, excluding Dispositions as defined below (for the 2002 versus 2001 comparison) and which represents all in-service properties owned by the Operating Partnership at December 31, 1999, excluding Dispositions as defined below (for the 2001 versus 2000 comparison); (ii) the effect of the "Acquired Properties," which represents all properties acquired by the Operating Partnership or commencing initial operations from January 1, 2001 through December 31, 2002 (for the 2002 versus 2001 comparison) and which represents all properties acquired by the Operating Partnership or commencing initial operations from January 1, 2000 through December 31, 2001 (for the 2001 versus 2000 comparison) and; (iii) the effect of the "Dispositions", which represents results for each period for those rental properties sold by the Operating Partnership during the respective periods.

Year Ended December 31, 2002
Compared to Year Ended December 31, 2001

	Year Ended December 31
(dollars in thousands)			Dollar Change	Percent Change
	2002	2001
Revenue from rental operations:
Base rents	$492,417	$506,557	$(14,140)	(2.8)%
Escalations and recoveries from tenants	57,057	56,083	974	1.7
Parking and other	17,838	10,518	7,320	69.6

Sub-total	567,312	573,158	(5,846)	(1.0)
Interest income	2,302	2,186	116	5.3

Total revenues	569,614	575,344	(5,730)	(1.0)

Property expenses:
Real estate taxes	60,836	62,015	(1,179)	(1.9)
Utilities	38,844	43,892	(5,048)	(11.5)
Operating services	68,449	68,779	(330)	(0.5)

Sub-total	168,129	174,686	(6,557)	(3.8)
General and administrative	27,054	28,490	(1,436)	(5.0)
Depreciation and amortization	109,513	91,471	18,042	19.7
Interest expense	107,823	112,003	(4,180)	(3.7)

Total expenses	412,519	406,650	5,869	1.4

Equity in earnings of unconsolidated joint ventures	14,793	9,004	5,789	64.3

Income before realized gains (losses) and unrealized losses on disposition of rental property	171,888	177,698	(5,810)	(3.3)
Realized gains (losses) and unrealized losses on disposition of rental property, net	2,759	(11,864)	14,623	123.3

Net income	174,647	165,834	8,813	5.3
Preferred unit distributions	(15,656)	(15,644)	(12)	0.1

Net income available to common unitholders	$158,991	$150,190	$8,801	5.9%

        The following is a summary of the changes in revenue from rental operations and property expenses divided into Same-Store Properties, Acquired Properties and Dispositions (dollars in thousands):

	Total Operating Partnership		Same-Store Properties		Acquired Properties		Dispositions
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Perce Change
Revenue from rental operations:
Base rents	$(14,140)	(2.8)%	$3,466	0.7%	$12,787	2.5%	$(30,393)	(6.0)%
Escalations and recoveries from tenants	974	1.7	2,038	3.6	1,119	2.0	(2,183)	(3.9)
Parking and other	7,320	69.6	4,232	40.2	3,373	32.1	(285)	(2.7)

Total	$(5,846)	(1.0)%	$9,736	1.7%	$17,279	3.0%	$(32,861)	(5.7)%

Property expenses:
Real estate taxes	$(1,179)	(1.9)%	$1,905	3.1%	$1,625	2.6%	$(4,709)	(7.6)%
Utilities	(5,048)	(11.5)	(2,227)	(5.1)	813	1.9	(3,634)	(8.3)
Operating services	(330)	(0.5)	3,729	5.4	2,582	3.8	(6,641)	(9.7)

Total	$(6,557)	(3.8)%	$3,407	2.0%	$5,020	2.9%	$(14,984)	(8.7)%

OTHER DATA:
Number of Consolidated Properties	256		234		22		28
Square feet (in thousands)	27,109		23,920		3,189		4,695

        Base rents for the Same-Store Properties increased $3.5 million, or 0.7 percent, for 2002 as compared to 2001, due primarily to rental rate increases in 2002, partially offset by decreases in space leased at the properties in 2002. Escalations and recoveries from tenants for the Same-Store Properties increased $2.0 million, or 3.6 percent, for 2002 over 2001, due primarily to the recovery of an increased amount of total property expenses in 2002. Parking and other income for the Same-Store Properties increased $4.2 million, or 40.2 percent, due primarily to increased lease termination fees in 2002, primarily as a result of the Operating Partnership receiving $2.9 million in August 2002 from a lease termination agreement with Arthur Andersen, LLP.

        Real estate taxes on the Same-Store Properties increased $1.9 million, or 3.1 percent, for 2002 as compared to 2001, due primarily to property tax rate increases in certain municipalities in 2002, partially offset by lower assessments on certain properties in 2002. Utilities for the Same-Store Properties decreased $2.2 million, or 5.1 percent, for 2002 as compared to 2001, due primarily to decreased rates in 2002. Operating services for the Same-Store Properties increased $3.7 million, or 5.4 percent, due primarily to increased insurance costs in 2002.

        Equity in earnings of unconsolidated joint ventures increased $5.8 million, or 64.3 percent, for 2002 as compared to 2001. This is due primarily to properties developed by joint ventures commencing initial operations in 2001 and 2002, higher occupancies at certain properties and net gain on sales of certain joint venture office properties, partially offset by a net loss of $1.8 million from the initial operations of the Harborside South Pier hotel venture in 2002. See Note 4 to the Financial Statements.

        Interest income increased $0.1 million, or 5.3 percent, for 2002 as compared to 2001. This increase was due primarily to the effect of net proceeds from property sales being invested in cash and cash equivalents for the period of time prior to which such proceeds were reinvested, partially offset by lower interest rates in 2002.

        General and administrative decreased by $1.4 million, or 5.0 percent, for 2002 as compared to 2001. This increase is due primarily to a decrease in bad debt expense of approximately $2.9 million from 2001 to 2002, partially offset by an increase in state tax expense of $1.6 million in 2002.

        Depreciation and amortization increased by $18.0 million, or 19.7 percent, for 2002 over 2001. Of this increase, $12.9 million, or 14.2 percent, is attributable to the Same-Store Properties (including catch-up depreciation and amortization of $7.3 million in connection with the Operating Partnership's change of plan to sell 20 of its office properties and a land parcel located in Colorado and its 5 remaining properties located in Texas), and $7.2 million, or 7.9 percent, is due to the Acquired Properties, partially offset by a decrease of $2.1 million, or 2.4 percent, due to the Dispositions.

        Interest expense decreased $4.2 million, or 3.7 percent, for 2002 as compared to 2001. This decrease is due primarily to lower interest rates on variable rate borrowings.

        Income before realized gains (losses) and unrealized losses on disposition of rental property and minority interests decreased to $171.9 million in 2002 from $177.7 million in 2001. The decrease of approximately $5.8 million is due to the factors discussed above.

        Net income available to common unitholders increased by $8.8 million, from $150.2 million in 2001 to $159.0 million in 2002. This increase was a result of realized gains (losses) and unrealized losses on disposition of rental property, net, of $11.9 million in 2001 and realized gains (losses) and unrealized losses on disposition of rental property, net, of $2.7 million in 2002. This was partially offset by a decrease in 2002 in income before realized gains (losses) and unrealized losses on dispositions of rental property of $5.8 million.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

	Year Ended December 31
(dollars in thousands)			Dollar Change	Percent Change
	2002	2001
Revenue from rental operations:
Base rents	$506,557	$491,193	$15,364	3.1%
Escalations and recoveries from tenants	56,083	58,488	(2,405)	(4.1)
Parking and other	10,518	15,325	(4,807)	(31.4)

Sub-total	573,158	565,006	8,152	1.4
Interest income	2,186	3,092	(906)	(29.3)

Total revenues	575,344	568,098	7,246	1.3

Property expenses:
Real estate taxes	62,015	59,400	2,615	4.4
Utilities	43,892	42,035	1,857	4.4
Operating services	68,779	70,711	(1,932)	(2.7)

Sub-total	174,686	172,146	2,540	1.5
General and administrative	28,490	23,276	5,214	22.4
Depreciation and amortization	91,471	92,088	(617)	(0.7)
Interest expense	112,003	105,394	6,609	6.3
Non-recurring charges	—	37,139	(37,139)	(100.0)

Total expenses	406,650	430,043	(23,393)	(5.4)

Equity in earnings of unconsolidated joint ventures	9,004	8,055	949	11.8

Income before realized gains (losses) and unrealized losses on disposition of rental property and minority interest	177,698	146,110	31,588	21.6
Realized gains (losses) and unrealized losses on disposition of rental property, net	(11,864)	85,353	(97,217)	(113.9)

Income before minority interest	165,834	231,463	(65,629)	(28.4)
Minority interest in consolidated partially-owned properties	—	5,072	(5,072)	(100.0)

Net income	165,834	226,391	(60,557)	(26.7)
Preferred unit distributions	(15,644)	(15,441)	(203)	1.3

Net income available to common unitholders	$150,190	$210,950	$(60,750)	(28.8)%

        The following is a summary of the changes in revenue from rental operations and property expenses divided into Same-Store Properties, Acquired Properties and Dispositions (dollars in thousands):

	Total Operating Partnership		Same-Store Properties		Acquired Properties		Dispositions
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Perce Change
Revenue from rental operations:
Base rents	$15,364	3.1%	$10,039	2.0%	$26,940	5.5%	$(21,615)	(4.4)%
Escalations and recoveries from tenants	(2,405)	(4.1)	(1,804)	(3.1)	2,556	4.4	(3,157)	(5.4)
Parking and other	(4,807)	(31.4)	(4,432)	(28.9)	399	2.6	(774)	(5.1)

Total	$8,152	1.4%	$3,803	0.6%	$29,895	5.3%	$(25,546)	(4.5)%

Property expenses:
Real estate taxes	$2,615	4.4%	$938	1.6%	$3,945	6.6%	$(2,268)	(3.8)%
Utilities	1,857	4.4	1,696	4.0	2,227	5.3	(2,066)	(4.9)
Operating services	(1,932)	(2.7)	(1,279)	(1.8)	3,942	5.6	(4,595)	(6.5)

Total	$2,540	1.5%	$1,355	0.8%	$10,114	5.9%	$(8,929)	(5.2)%

OTHER DATA:
Number of Consolidated Properties	259		240		19		15
Square feet (in thousands)	26,983		24,602		2,381		2,971

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

        Non-recurring charges of $37.1 million were incurred in 2000 as a result of costs associated with the termination of the Prentiss merger agreement in September 2000 (see Note 20 to the Financial Statements) and costs associated with the resignations of certain officers of the Corporation in June 2000 (see Note 16 to the Financial Statements).

        Income before realized gains (losses) and unrealized losses on disposition of rental property and minority interests increased to $177.7 million in 2001 from $146.1 million in 2000. The increase of approximately $31.6 million is due to the factors discussed above.

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

Liquidity and Capital Resources

        Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and capital expenditures, excluding non-recurring capital expenditures. To the extent that the Operating Partnership's cash flow from operating activities is insufficient to finance its non-recurring capital expenditures such as property acquisition and development and construction costs and other capital expenditures, the Operating Partnership has and expects to continue to finance such activities through borrowings under its revolving credit facility and other debt and equity financings.

        The Operating Partnership believes that with the current downturn in the economy in general, and the softening of the Operating Partnership's markets specifically, it is reasonably likely that vacancy rates may continue to increase, effective rental rates on new and renewed leases may continue to decrease and tenant installation costs may continue to increase in most or all of its markets during 2003. As a result of the potential negative effects on the Operating Partnership's rental revenue from the overall reduced demand for office space, the Operating Partnership's cash flow may be insufficient to cover increased tenant installation costs over the short-term. If this situation were to occur, the Operating Partnership expects to finance any shortfall through borrowings under its revolving credit facility and other debt and equity financings.

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

        As of December 31, 2002, the Operating Partnership's total indebtedness of $1.8 billion (weighted average interest rate of 7.03 percent) was comprised of $105.2 million of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 2.41 percent) and fixed rate debt of $1.6 billion (weighted average rate of 7.33 percent).

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

        On September 27, 2002, the Operating Partnership obtained an unsecured revolving credit facility with a current borrowing capacity of $600.0 million from a group of 14 lenders, as described in Note 9 to the Financial Statements. As of December 31, 2002, the Operating Partnership had outstanding borrowings of $73.0 million under its unsecured revolving credit facility.

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

        In the event of a change in the Operating Partnership's unsecured debt rating, the interest and facility fee rates will be adjusted in accordance with the following table:

Operating Partnership's Unsecured Debt Ratings: S&P/Moody's/Fitch(a)	Interest Rate — Applicable Basis Points Above LIBOR	Facility Fee Basis Points
No rating or less than BBB-/Baa3/BBB-	120.0	30.0
BBB-/Baa3/BBB-	95.0	20.0
BBB/Baa2/BBB (current)	70.0	20.0
BBB+/Baa1/BBB+	65.0	15.0
A-/A3/A- or higher	60.0	15.0

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

        The terms of the Operating Partnership's Senior Unsecured Notes, as defined in Note 8 to the Financial Statements (which totaled approximately $1.1 billion as of December 31, 2002), include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

        As of December 31, 2002, the Operating Partnership had 231 unencumbered properties, totaling 20.8 million square feet, representing 76.9 percent of the Operating Partnership's total portfolio on a square footage basis.

        The debt of the Operating Partnership's unconsolidated joint ventures aggregating $152.7 million are non-recourse to the Operating Partnership except for (i) customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations and (ii) approximately $11.1 million of debt on the Harborside South Pier joint venture with Hyatt Corporation ("Hyatt"). Additionally, the Operating Partnership has posted an $8.0 million letter of credit in support of another loan to that joint venture, $4.0 million of which is indemnified by Hyatt, and a $1.8 million letter of credit as a reserve for re-leasing costs on a mortgage loan with the G&G Martco joint venture.

        The following table outlines the timing of payment requirements related to the Operating Partnership's debt, PILOT agreements, and ground lease agreements (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1—3 years	4—5 years	6—10 years	After 10 years
Senior unsecured notes	$1,104,634	$—	$395,267	$—	$709,367	$—
Revolving credit facility	73,000	—	73,000	—	—	—
Mortgages and loans payable	582,026	12,889	274,274	227,669	52,255	14,940
Payments in lieu of taxes (PILOT)	64,501	7,444	14,630	7,294	20,649	14,484
Ground lease payments	24,231	574	1,733	1,129	2,692	18,103

        As of December 31, 2002, the Operating Partnership's total debt had a weighted average term to maturity of approximately 4.5 years. The Operating Partnership has a total of $402.1 million of senior unsecured notes and mortgage debt scheduled to mature through March 2004. The Operating

Partnership does not intend to reserve funds to retire the Operating Partnership's Senior Unsecured Notes or its mortgages and loans payable upon maturity. Instead, the Operating Partnership will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates. If it cannot timely raise such proceeds, the Operating Partnership may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility. The Operating Partnership is reviewing various refinancing options, including the issuance of additional, or exchange of current, unsecured debt, preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during 2003. The Operating Partnership anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Operating Partnership's capital and liquidity needs both in the short and long-term. However, if these sources of funds are insufficient or unavailable, the Operating Partnership's ability to make the expected distributions discussed below may be adversely affected.

        The Corporation has an effective shelf registration statement with the SEC for an aggregate amount of $2.0 billion in equity securities of the Corporation. The Corporation and Operating Partnership also have an effective shelf registration statement with the SEC for an aggregate of $2.0 billion in debt securities, preferred stock and preferred stock represented by depositary shares, under which the Operating Partnership has issued an aggregate of $1.2 billion of senior unsecured notes.

        On September 13, 2000, the Board of Directors of the Corporation authorized an increase to the Corporation's repurchase program under which the Corporation was permitted to purchase up to an additional $150.0 million of the Corporation's outstanding common stock ("Repurchase Program"). From that date through February 14, 2003, the Corporation purchased for constructive retirement under the Repurchase Program 3.7 million shares of its outstanding common stock for an aggregate cost of approximately $104.5 million. Concurrent with these purchases, the Corporation sold to the Operating Partnership 3.7 million common units for an aggregate cost of approximately $104.5 million. The Corporation has a remaining authorization to repurchase up to an additional $45.5 million of its outstanding common stock, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

        The Operating Partnership may not dispose of or distribute certain of its properties, currently comprising 141 properties with an aggregate net book value of approximately $1.8 billion, which were originally contributed by members of either the Mack Group (which includes William L. Mack, Chairman of the Corporation's Board of Directors; Earle I. Mack, director; and Mitchell E. Hersh, chief executive officer and director), the Robert Martin Group (which includes Robert F. Weinberg, director; Martin S. Berger, a former director; and Timothy M. Jones, president), or the Cali Group (which includes John J. Cali, director and John R. Cali, director) without the express written consent of a representative of the Mack Group, the Robert Martin Group or the Cali Group, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate Mack Group, Robert Martin Group or Cali Group members for the tax consequences of the recognition of such built-in-gains (collectively, the "Property Lock-Ups"). The aforementioned restrictions do not apply in the event that the Operating Partnership sells all of its properties or in connection with a sale transaction which the Corporation's Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Operating Partnership or to cure any material monetary default on any mortgage secured by a property. The Property Lock-Ups expire periodically through 2008. Upon the expiration of the Property Lock-Ups, the Operating Partnership is required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate Mack Group, Robert Martin Group or Cali Group members.

        To maintain its qualification as a REIT, the Corporation must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. Moreover, the Corporation intends to continue to make regular quarterly distributions to its stockholders which, based upon current policy, in the aggregate would equal approximately $164.1 million on an annualized basis. However, any such distribution, whether for federal income tax purposes or otherwise, would only be paid out of available cash after meeting both operating requirements and scheduled debt service on the Operating Partnership's debt.

Funds from Operations

        The Operating Partnership considers funds from operations ("FFO"), after adjustment for straight-lining of rents and non-recurring charges, one measure of REIT performance. FFO is defined as net income (loss) before minority interest of unitholders, computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring, other extraordinary items, and sales of depreciable rental property, plus real estate-related depreciation and amortization. FFO should not be considered as an alternative to net income as an indication of the Operating Partnership's performance or to cash flows as a measure of liquidity. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Operating Partnership's FFO is comparable to the FFO of real estate companies that use the current definition of the National Association of Real Estate Investment Trusts ("NAREIT"), with the exception that it deviates as a result of adjustments made to the Operating Partnership's FFO for straight-lining of rents and non-recurring charges. The Operating Partnership adjusts its FFO calculation to remove the effects of straight-lining of rents because it believes that such adjustment more accurately reflects proper recognition of the Operating Partnership's revenue that is contractually due for the respective periods presented. The Operating Partnership also adjusts its FFO calculation for non-recurring charges because it believes that the inclusion of these costs, which are incurred specific to significant non-recurring events, can impact the comparative measurement of the Operating Partnership's performance.

        FFO for the years ended December 31, 2002, 2001 and 2000, as calculated in accordance with NAREIT's definition as published in October 1999, after adjustment for straight-lining of rents and non-recurring charges, are summarized in the following table (in thousands):

	Year Ended December 31,
	2002	2001	2000
Net income	$174,647	$165,834	$226,391
(Deduct)/Add: Realized (gains) losses and unrealized losses on disposition of rental property, net	(2,759)	11,864	(85,353)
Add:Real estate-related depreciation and amortization (1)	112,718	94,198	94,250
Gain on sale of land	717	—	2,248
Non-recurring charges	—	—	37,139
Deduct:Rental income adjustment for straight-lining of rents (2)	(9,529)	(11,399)	(12,604)
Equity in earnings from gain on sale of rental property	(3,506)	—	—

Funds from operations, after adjustment for straight-lining
of rents and non-recurring charges	$272,288	$260,497	$262,071
Deduct: Distributions to preferred unitholders	(15,656)	(15,644)	(15,441)

Funds from operations, after adjustment for straight-lining of rents and non-recurring charges, after distributions to preferred unitholders	$256,632	$244,853	$246,630

Cash flows provided by operating activities	$220,137	$265,883	$180,529
Cash flows (used in) provided by investing activities	$(106,349)	$(145,586)	$6,189
Cash flows used in financing activities	$(125,456)	$(120,641)	$(182,210)

Basic weighted average units outstanding (3)	65,109	64,495	66,392

Diluted weighted average units outstanding (3)	71,715	71,134	73,070

(1)
Includes the Operating Partnership's share from unconsolidated joint ventures of $4,054, $3,567 and $2,928 for the years ended December 31, 2002, 2001 and 2000.

(2)
Includes the Operating Partnership's share from unconsolidated joint ventures of $52, $83 and $24 for the years ended December 31, 2002, 2001 and 2000.

(3)
See calculations for the amounts presented in the following reconciliation.

        The following schedule reconciles the Operating Partnership's basic weighted average units outstanding to the basic and diluted weighted average units outstanding presented above (in thousands):

	Year Ended December 31,
	2002	2001	2000
Basic weighted average units outstanding:	65,109	64,495	66,392
Add: Weighted average preferred units (after conversion to common units)	6,288	6,359	6,485
Stock options	302	270	188
Restricted Stock Awards	14	10	5
Stock warrants	2	—	—

Diluted weighted average units outstanding:	71,715	71,134	73,070

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

Disclosure Regarding Forward-Looking Statements

        The Operating Partnership considers portions of this information to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. The Operating Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Such forward-looking statements relate to, without limitation, the Operating Partnership's future economic performance, plans and objectives for future operations and projections of revenue and other financial items. Forward-looking statements can be identified by the use of words such as "may," "will," "should," "expect," "anticipate," "estimate," "continue" or comparable terminology. Forward-looking statements are inherently subject to risks and uncertainties, many of which the Operating Partnership cannot predict with accuracy and some of which the Operating Partnership might not even anticipate. Although the Operating Partnership believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, it can give no assurance that its expectations will be achieved. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Among the factors about which the Operating Partnership has made assumptions are changes in the general economic climate; conditions, including those affecting industries in which the Operating Partnership's principal tenants compete; any failure of the general economy to recover from the current economic downturn; the extent of any tenant bankruptcies; the Operating Partnership's ability to lease or re-lease space at current or anticipated rents; changes in the supply of and demand for office, office/flex and industrial/warehouse properties; changes in interest rate levels; changes in operating costs; the Operating Partnership's ability to obtain adequate insurance, including coverage for terrorist acts; the availability of financing; and other risks associated with the development and acquisition of properties, including risks that the development may not be completed on schedule, that the tenants will not take occupancy or pay rent, or that development or operating costs may be greater than anticipated. For further information on factors which could impact the Operating Partnership and the statements contained herein, see the "Risk Factors" section. The Operating Partnership assumes no obligation to update and supplement forward-looking statements that become untrue because of subsequent events.

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

        Approximately $1.6 billion of the Operating Partnership's long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of December 31, 2002 ranged from LIBOR plus 65 basis points to LIBOR plus 70 basis points.

December 31, 2002 Debt, including current portion	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
Fixed Rate	$107,668	$314,599	$257,392	$216,532	$9,338	$741,665	$1,647,194	$1,766,179
Average Interest Rate	7.35%	7.33%	7.13%	7.06%	6.96%	7.41%	7.33%
Variable Rate			$73,000		$32,178	$105,178	$105,178

        While the Operating Partnership has not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in losses to the Operating Partnership which could adversely affect its operating results and liquidity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required to be furnished pursuant to this item is contained in the Consolidated Financial Statements, together with the notes to the Consolidated Financial Statements and the report of independent accountants.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by Item 10 is incorporated by reference to the Corporation's definitive proxy statement for its annual meeting of shareholders to be held on May 13, 2003.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated by reference to the Corporation's definitive proxy statement for its annual meeting of shareholders to be held on May 13, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is incorporated by reference to the Corporation's definitive proxy statement for its annual meeting of shareholders to be held on May 13, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 is incorporated by reference to the Corporation's definitive proxy statement for its annual meeting of shareholders to be held on May 13, 2003.

ITEM 14. CONTROLS AND PROCEDURES

(a)
Within the 90 days prior to the date of this report, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Corporation's chief executive officer and chief financial officer concluded that the Operating Partnership's disclosure controls and procedures are effective in timely alerting them to material information relating to the Operating Partnership (including its consolidated subsidiaries) required to be included in the Operating Partnership's periodic filings with the Securities and Exchange Commission.

(b)
There have been no significant changes in the Operating Partnership's internal controls or in other factors that could significantly affect the Operating Partnership's internal controls subsequent to the date the Operating Partnership carried out the evaluation set forth above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements and Report of PricewaterhouseCoopers LLP, Independent Accountants

  Consolidated Balance Sheets as of December 31, 2002 and 2001

  Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000

  Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2002, 2001 and 2000

  Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

  Notes to Consolidated Financial Statements

(a) 2. Financial Statement Schedules

        Schedule III—Real Estate Investments and Accumulated Depreciation as of December 31, 2002

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
3.6
Certificate of Designation of Series B Preferred Operating Partnership Units of Limited Partnership Interest of Mack-Cali Realty, L.P. (filed as Exhibit 10.101 to the Corporation's Form 8-K dated December 11, 1997 and incorporated herein by reference).
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
4.8
Supplemental Indenture No. 5 dated as of December 20, 2002, by and between Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Operating Partnership's Form 8-K dated December 20, 2002 and incorporated herein by reference).
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
10.12
Restricted Share Award Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.1 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).
10.13
Tax Gross Up Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.2 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).
10.14
First Amendment effective as of January 2, 2003 to the Restricted Share Award Agreement dated July 1, 1999 between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.3 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).
10.15
Restricted Share Award Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Timothy M. Jones (filed as Exhibit 10.4 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).
10.16
Tax Gross Up Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Timothy M. Jones (filed as Exhibit 10.5 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).
10.17
First Amendment effective as of January 2, 2003 to the Restricted Share Award Agreement dated July 1, 1999 between Mack-Cali Realty Corporation and Timothy M. Jones (filed as Exhibit 10.6 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).
10.18
Restricted Share Award Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.7 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).
10.19
Tax Gross Up Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.8 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).
10.20
First Amendment effective as of January 2, 2003 to the Restricted Share Award Agreement dated July 1, 1999 between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.9 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).
10.21
Restricted Share Award Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.10 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).
10.22
Tax Gross Up Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.11 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.23
First Amendment effective as of January 2, 2003 to the Restricted Share Award Agreement dated July 1, 1999 between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.12 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).
10.24
First Amendment effective as of January 2, 2003 to the Restricted Share Award Agreement dated March 12, 2001 between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.13 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).
10.25
Restricted Share Award Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Michael A. Grossman (filed as Exhibit 10.14 to the Corporation Form 8-K dated January 2, 2003 and incorporated herein by reference).
10.26
Tax Gross Up Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Michael A. Grossman (filed as Exhibit 10.15 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).
10.27
Restricted Share Award Agreement dated December 6, 1999 by and between Mack-Cali Realty Corporation and Michael A. Grossman (filed as Exhibit 10.16 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).
10.28
First Amendment effective as of January 2, 2003 to the Restricted Share Award Agreement dated December 6, 1999 between Mack-Cali Realty Corporation and Michael A. Grossman (filed as Exhibit 10.17 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).
10.29
First Amendment effective as of January 2, 2003 to the Restricted Share Award Agreement dated March 12, 2001 between Mack-Cali Realty Corporation and Michael A. Grossman (filed as Exhibit 10.18 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).
10.30
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
10.31
Contribution and Exchange Agreement among The MK Contributors, The MK Entities, The Patriot Contributors, The Patriot Entities, Patriot American Management and Leasing Corp., Cali Realty, L.P. and Cali Realty Corporation, dated September 18, 1997 (filed as Exhibit 10.98 to the Corporation's Form 8-K dated September 19, 1997 and incorporated herein by reference).
10.32
First Amendment to Contribution and Exchange Agreement, dated as of December 11, 1997, by and among the Company and the Mack Group (filed as Exhibit 10.99 to the Corporation's Form 8-K dated December 11, 1997 and incorporated herein by reference).
10.33
Employee Stock Option Plan of Mack-Cali Realty Corporation (filed as Exhibit 10.1 to the Corporation's Post-Effective Amendment No. 1 to Form S-8, Registration No. 333-44443, and incorporated herein by reference).

10.34
Director Stock Option Plan of Mack-Cali Realty Corporation (filed as Exhibit 10.2 to the Corporation's Post-Effective Amendment No. 1 to Form S-8, Registration No. 333-44443, and incorporated herein by reference).
10.35
2000 Employee Stock Option Plan (filed as Exhibit 10.1 to the Corporation's Registration Statement on Form S-8, Registration No. 333-52478, and incorporated herein by reference), as amended by the First Amendment to the 2000 Employee Stock Option Plan (filed as Exhibit 10.17 to the Operating Partnership's Form 10-Q dated June 30, 2002 and incorporated herein by reference).
10.36
2000 Director Stock Option Plan (filed as Exhibit 10.2 to the Corporation's Registration Statement on Form S-8, Registration No. 333-52478, and incorporated herein by reference), as amended by the First Amendment to the 2000 Director Stock Option Plan (filed as Exhibit 10.18 to the Operating Partnership's Form 10-Q dated June 30, 2002 and incorporated herein by reference).
10.37	Deferred Compensation Plan for Directors (filed as Exhibit 10.1 to the Corporation's Registration Statement on Form S-8, Registration No. 333-80081, and incorporated herein by reference).
10.38
Form of Indemnification Agreement dated October 22, 2002 by and between Mack-Cali Realty Corporation and each of William L. Mack, John J. Cali, Mitchell E. Hersh, Earle I. Mack, John R. Cali, Brendan T. Byrne, Martin D. Gruss, Nathan Gantcher, Vincent Tese, Roy J. Zuckerberg, Alan G. Philibosian, Irvin D. Reid, Robert F. Weinberg, Timothy M. Jones, Barry Lefkowitz, Roger W. Thomas, Michael A. Grossman, James Clabby, Anthony Krug, Dean Cingolani, Anthony DeCaro Jr., Mark Durno, William Fitzpatrick, John Kropke, Nicholas Mitarotonda, Jr., Michael Nevins, Virginia Sobol, Albert Spring and Daniel Wagner (filed as Exhibit 10.28 to the Operating Partnership's Form 10-Q dated September 30, 2002 and incorporated herein by reference).
10.39
Indemnification Agreement dated October 22, 2002 by and between Mack-Cali Realty Corporation and John Crandall (filed as Exhibit 10.29 to the Operating Partnership's Form 10-Q dated September 30, 2002 and incorporated herein by reference).
10.40
Warrant Agreement, dated December 12, 1997, executed in favor of Mitchell E. Hersh to purchase shares of common stock, par value $.01 per share, of the Company (filed as Exhibit 10.106 to the Corporation's Form 8-K dated December 11, 1997 and incorporated herein by reference).
10.41
Warrant issued by Cali Realty Corporation to Brad W. Berger, dated January 31, 1997 (filed as Exhibit 10.84 to the Corporation's Form 10-K dated December 31, 1996 and incorporated herein by reference).
10.42
Warrant issued by Cali Realty Corporation to Timothy M. Jones, dated January 31, 1997 (filed as Exhibit 10.86 to the Corporation's Form 10-K dated December 31, 1996 and incorporated herein by reference).
10.43
Warrant issued by Cali Realty Corporation to Michael Grossman, dated January 31, 1997 (filed as Exhibit 10.89 to the Corporation's Form 10-K dated December 31, 1996 and incorporated herein by reference).
*10.44
Second Amendment to Contribution and Exchange Agreement, dated as of June 27, 2000, between RMC Development Company, LLC f/k/a Robert Martin Company, LLC, Robert Martin Eastview North Company, L.P., the Corporation and the Operating Partnership.

*21	Subsidiaries of the Operating Partnership.
*23	Consent of PricewaterhouseCoopers LLP, independent accountants.

(b)
Reports on Form 8-K

        During the fourth quarter of 2002, the Operating Partnership filed the following reports on Form 8-K:

  (1)
  Report on Form 8-K dated September 27, 2002, filing under Items 5 and 7 information relating to the Operating Partnership's refinance of its unsecured revolving credit facility with a group of 14 lender banks;

  (2)
  Report on Form 8-K dated November 12, 2002 furnishing under Items 7 and 9 the transmittal letter and certifications of the Company's Chief Executive Officer, Mitchell E. Hersh, and Chief Financial Officer, Barry Lefkowitz, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that accompanied the Operating Partnership's Quarterly Report on Form 10-Q dated September 30, 2002;

  (3)
  Report on Form 8-K dated December 20, 2002 filing under Items 5 and 7 information relating to the Operating Partnership's exchange of $90,000,000 of its existing 7.18 percent unsecured notes due December 31, 2003 for $94,914,000 of its newly issued 6.15 percent unsecured notes that mature on December 15, 2012, with Teachers Insurance and Annuity Association of America.

*
filed herewith

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Mack-Cali Realty, L.P.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 72 present fairly, in all material respects, the financial position of Mack-Cali Realty, L.P. and its subsidiaries (the "Operating Partnership") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 72 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Operating Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP PricewaterhouseCoopers LLP New York, New York February 21, 2003

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per unit amounts)

	December 31,
	2002	2001
ASSETS
Rental property
Land and leasehold interests	$544,176	$479,358
Buildings and improvements	3,141,003	2,751,453
Tenant improvements	164,945	140,071
Furniture, fixtures and equipment	7,533	7,189

	3,857,657	3,378,071
Less—accumulated depreciation and amortization	(445,569)	(350,705)

	3,412,088	3,027,366
Rental property held for sale, net	—	384,626

Net investment in rental property	3,412,088	3,411,992
Cash and cash equivalents	1,167	12,835
Investments in unconsolidated joint ventures	176,797	146,540
Unbilled rents receivable, net	64,759	60,829
Deferred charges and other assets, net	127,551	101,499
Restricted cash	7,777	7,914
Accounts receivable, net of allowance for doubtful accounts of $1,856 and $752	6,290	5,161

Total assets	$3,796,429	$3,746,770

LIABILITIES AND PARTNERS' CAPITAL
Senior unsecured notes	$1,097,346	$1,096,843
Revolving credit facilities	73,000	59,500
Mortgages and loans payable	582,026	543,807
Distributions payable	45,067	44,069
Accounts payable and accrued expenses	50,774	64,620
Rents received in advance and security deposits	39,038	33,512
Accrued interest payable	24,948	25,587

Total liabilities	1,912,199	1,867,938

Commitments and contingencies
Partners' Capital:
Preferred units, 215,894 and 220,340 units outstanding	221,445	226,005
General partner, 57,318,478 and 56,712,270 common units outstanding	1,454,194	1,432,588
Limited partners, 7,813,806 and 7,954,775 common units outstanding	208,591	211,715
Unit warrants, 0 and 2,000,000 outstanding	—	8,524

Total partners' capital	1,884,230	1,878,832

Total liabilities and partners' capital	$3,796,429	$3,746,770

        The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

	Year Ended December 31,
	2002	2001	2000
REVENUES
Base rents	$492,417	$506,557	$491,193
Escalations and recoveries from tenants	57,057	56,083	58,488
Parking and other	17,838	10,518	15,325
Interest income	2,302	2,186	3,092

Total revenues	569,614	575,344	568,098

EXPENSES
Real estate taxes	60,836	62,015	59,400
Utilities	38,844	43,892	42,035
Operating services	68,449	68,779	70,711
General and administrative	27,054	28,490	23,276
Depreciation and amortization	109,513	91,471	92,088
Interest expense	107,823	112,003	105,394
Non-recurring charges	—	—	37,139

Total expenses	412,519	406,650	430,043
Equity in earnings of unconsolidated joint ventures	14,793	9,004	8,055

Income before realized gains (losses) and unrealized losses on disposition of rental property and minority interest	171,888	177,698	146,110
Realized gains (losses) and unrealized losses on disposition of rental property, net	2,759	(11,864)	85,353

Income before minority interest	174,647	165,834	231,463
Minority interest in consolidated partially-owned properties	—	—	5,072

Net income	174,647	165,834	226,391
Preferred unit distributions	(15,656)	(15,644)	(15,441)

Net income available to common unitholders	$158,991	$150,190	$210,950

Basic earnings per unit	$2.44	$2.33	$3.18
Diluted earnings per unit	$2.43	$2.32	$3.10
Distributions declared per common unit	$2.50	$2.46	$2.38

Basic weighted average units outstanding	65,109	64,495	66,392

Diluted weighted average units outstanding	65,427	64,775	73,070

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

(in thousands)

	Preferred Units	General Partner Units	Limited Partner Units	Preferred Unitholders	General Partner	Limited Partners	Unit Warrants		Total
Balance at January 1, 2000	229	58,447	8,154	$235,200	$1,441,882	$211,551		$8,524	$1,897,157
Net income	—	—	—	15,441	185,338	25,612		—	226,391
Distributions	—	—	—	(15,441)	(138,585)	(19,125)		—	(173,151)
Conversion of preferred units to limited partner units	(9)	—	258	(9,195)	—	9,195		—	—
Redemption of limited partner units for shares of common stock	—	448	(448)	—	14,239	(14,239)		—	—
Contributions—proceeds from stock options exercised	—	117	—	—	2,500	—		—	2,500
Deferred compensation plan for directors	—	—	—	—	111	—		—	111
Amortization of stock compensation	—	—	—	—	1,672	—		—	1,672
Adjustment to fair value of restricted stock	—	—	—	—	97	—		—	97
Cancellation of Restricted Stock Awards	—	(5)	—	—	—	—		—	—
Repurchase of general partner units	—	(2,026)	—	—	(55,514)	—		—	(55,514)
Stock option charge	—	—	—	—	1,550	—		—	1,550

Balance at December 31, 2000	220	56,981	7,964	226,005	1,453,290	212,994		8,524	1,900,813
Net income	—	—	—	15,644	131,659	18,531		—	165,834
Distributions	—	—	—	(15,644)	(139,416)	(19,571)		—	(174,631)
Redemption of limited partner units for shares of common stock	—	9	(9)	—	239	(239)		—	—
Contributions—proceeds from stock options exercised	—	904	—	—	20,675	—		—	20,675
Deferred compensation plan for directors	—	—	—	—	156	—		—	156
Issuance of Restricted Stock Awards	—	95	—	—	41	—		—	41
Amortization of stock compensation	—	—	—	—	1,356	—		—	1,356
Cancellation of Restricted Stock Awards	—	(7)	—	—	—	—		—	—
Repurchase of general partner units	—	(1,270)	—	—	(35,412)	—		—	(35,412)

Balance at December 31, 2001	220	56,712	7,955	226,005	1,432,588	211,715		8,524	1,878,832
Net income	—	—	—	15,656	139,722	19,269		—	174,647
Distributions	—	—	—	(15,656)	(143,782)	(19,648)		—	(179,086)
Redemption of Preferred Units for limited partner units	(4)	—	128	(4,560)	—	4,560		—	—
Redemption of limited partner units for shares of common stock	—	269	(269)	—	8,299	(8,299)		—	—
Redemption of limited partner units for cash	—	—	(1)	—	—	(29)		—	(29)
Expiration of Unit Warrants	—	—	—	—	7,501	1,023		(8,524)	—
Contributions—proceeds from stock options exercised	—	646	—	—	17,007	—		—	17,007
Proceeds from stock warrants exercised	—	107	—	—	3,547	—		—	3,547
Deferred compensation plan for directors	—	—	—	—	170	—		—	170
Amortization of stock compensation	—	—	—	—	1,699	—		—	1,699
Repurchase of general partner units	—	(416)	—	—	(12,557)	—		—	(12,557)

Balance at December 31, 2002	216	57,318	7,813	$221,445	$1,454,194	$208,591	$	— -	$1,884,230

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$174,647	$165,834	$226,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109,513	91,471	92,088
Amortization of stock compensation	1,699	1,356	1,769
Amortization of deferred financing costs and debt discount	4,739	5,113	4,257
Stock options charge	—	—	1,550
Equity in earnings of unconsolidated joint ventures	(14,793)	(9,004)	(8,055)
Realized (gains) losses and unrealized losses on disposition of rental property, net	(2,759)	11,864	(85,353)
Minority interest in consolidated partially-owned properties	—	—	5,072
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(7,171)	(11,318)	(12,591)
Increase in deferred charges and other assets, net	(35,650)	(14,006)	(31,332)
(Increase) decrease in accounts receivable, net	(1,129)	3,085	(1,436)
(Decrease) increase in accounts payable and accrued expenses	(13,846)	11,012	(9,786)
Increase (decrease) in rents received in advance and security deposits	5,526	2,366	(2,896)
(Decrease) increase in accrued interest payable	(639)	8,110	851

Net cash provided by operating activities	$220,137	$265,883	$180,529

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to rental property	$(253,023)	$(279,686)	$(268,243)
Issuance of mortgage note receivable	—	—	(14,733)
Repayment of mortgage note receivable	3,813	5,983	—
Investments in unconsolidated joint ventures	(57,106)	(71,272)	(17,587)
Distributions from unconsolidated joint ventures	41,642	38,689	13,338
Proceeds from sales of rental property	158,188	162,057	292,890
Decrease (increase) in restricted cash	137	(1,357)	524

Net cash (used in) provided by investing activities	$(106,349)	$(145,586)	$6,189

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from senior unsecured notes	—	$298,269	$15,000
Proceeds from revolving credit facilities	$495,575	412,240	708,004
Repayments of revolving credit facilities	(482,075)	(701,581)	(536,164)
Proceeds from mortgages and loans payable	41,749	70,000	—
Repayments of mortgages and loans payable	(3,635)	(7,290)	(48,817)
Repurchase of general partner units	(12,557)	(35,412)	(55,514)
Payment of financing costs	(6,971)	(3,484)	(6,394)
Proceeds from stock options exercised	17,001	20,675	2,500
Proceeds from stock warrants exercised	3,546	—	—
Payment of distributions	(178,089)	(174,058)	(172,153)
Distributions to minority interest in partially-owned properties	—	—	(88,672)

Net cash used in financing activities	$(125,456)	$(120,641)	$(182,210)

Net (decrease) increase in cash and cash equivalents	$(11,668)	$(344)	$4,508
Cash and cash equivalents, beginning of period	$12,835	$13,179	$8,671

Cash and cash equivalents, end of period	$1,167	$12,835	$13,179

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

        The General Partner is a fully integrated, self-administered, self-managed real estate investment trust ("REIT"). The General Partner controls the Operating Partnership as its sole general partner, and owned an 88.0 percent and 87.7 percent common unit interest in the Operating Partnership as of December 31, 2002 and 2001, respectively.

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

        As of December 31, 2002, the Operating Partnership owned or had interests in 265 properties plus developable land (collectively, the "Properties"). The Properties aggregate approximately 29.3 million square feet, which are comprised of 156 office buildings and 96 office/flex buildings totaling approximately 28.8 million square feet (which include six office buildings and one office/flex building aggregating 2.1 million square feet owned by unconsolidated joint ventures in which the Operating Partnership has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, three stand-alone retail properties totaling approximately 118,040 square feet (which include one retail property totaling approximately 100,740 square feet owned by an unconsolidated joint venture in which the Operating Partnership has an investment interest), one hotel (which is owned by an unconsolidated joint venture in which the Operating Partnership has an investment interest) and three land leases. The Properties are located in eight states, primarily in the Northeast, plus the District of Columbia.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Rental Property
Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Included in total rental property is construction and development in-progress of $168,700 and $210,463 (including land of $50,481 and $54,169) as of December 31, 2002 and 2001, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

The Operating Partnership considers a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity (as distinguished from activities such as routine maintenance and cleanup). If portions of a rental project are substantially completed and occupied by tenants, or held available for occupancy, and other portions have not yet reached that stage, the substantially completed portions are accounted for as a separate project. The Operating Partnership allocates costs incurred between the portions under construction and the portions substantially completed and held available for occupancy and capitalizes only those costs associated with the portion under construction.
Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:
Leasehold interests	Remaining lease term
Buildings and improvements	5 to 40 years
Tenant improvements	The shorter of the term of the related lease or useful life
Furniture, fixtures and equipment	5 to 10 years

On a periodic basis, management assesses whether there are any indicators that the value of the Operating Partnership's real estate properties may be impaired. A property's value is impaired only if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. The Operating Partnership's estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management's assumptions, the future cash flows estimated by management in their impairment analyses may not be achieved. Management does not believe that the value of any of the Operating Partnership's rental properties is impaired.
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

If circumstances arise that previously were considered unlikely and, as a result, the Operating Partnership decides not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation (amortization) expense that would have been recognized had the property been continuously classified as held and used, or (b) the fair value at the date of the subsequent decision not to sell. See Note 7.

Effective January 1, 2002, the Operating Partnership adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. SFAS No. 144 retains the requirements of SFAS No. 121 regarding impairment loss recognition and measurement. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. As the statement requires implementation on a prospective basis, properties which were identified as held for sale by the Operating Partnership prior to January 1, 2002 are presented in the accompanying financial statements in a manner consistent with the prior year's presentation. As there were no additional properties identified as held for sale during the year ended December 31, 2002, the Operating Partnership did not report any discontinued operations for the periods presented.

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

On a periodic basis, management assesses whether there are any indicators that the value of the Operating Partnership's investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management's estimate of the value of the investment is less than the carrying value of the investment. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment. Management does not believe that the value of any of the Operating Partnership's investments in unconsolidated joint ventures is impaired. See Note 4.
Cash and Cash Equivalents	All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.
Deferred Financing Costs
Costs incurred in obtaining financing are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $4,739, $4,638 and $3,943 for the years ended December 31, 2002, 2001 and 2000, respectively.
Deferred Leasing Costs
Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Operating Partnership are compensated for providing leasing services to the Properties. The portion of such compensation, which is capitalized and amortized, approximated $4,083, $4,013 and $3,704 for the years ended December 31, 2002, 2001 and 2000, respectively.
Restricted Cash
Restricted cash includes tenant security deposits and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements.

Derivative Instruments
The Operating Partnership measures derivative instruments, including certain derivative instruments embedded in other contracts, at fair value and records them as an asset or liability, depending on the Operating Partnership's rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of the derivative are reported in other comprehensive income ("OCI") and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging and ineffective portions of hedges are recognized in earnings in the affected period. See Note 10—Interest Rate Contract.
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
Allowance for Doubtful Accounts
Management periodically performs a detailed review of amounts due from tenants to determine if accounts receivable balances are impaired based on factors affecting the collectibility of those balances. Management's estimate of the allowance for doubtful accounts requires management to exercise significant judgment about the timing, frequency and severity of collection losses, which affects the allowance and net income.
Income and Other Taxes
The Operating Partnership is a partnership and, as a result, all income and losses of the partnership are allocated to the partners for inclusion in their respective income tax returns. Accordingly, no provisions of benefits for income taxes has been made in the accompanying financial statements.

As of December 31, 2002, the net basis of the rental property for Federal income tax purposes was lower than the net assets as reported in the Operating Partnership's financial statements by approximately $926,991. The Operating Partnership's taxable income for the years ended December 31, 2002, 2001 and 2000 was approximately $184,783, $179,067 and $163,084, respectively. The differences between book income and taxable income primarily result from differences in depreciation expense, the recording of rental income, differences in the deductibility of certain expenses for tax purposes, differences in revenue recognition and the rules for tax purposes of a property exchange.

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
Distributions Payable
The distributions payable at December 31, 2002 represents distributions payable to minority interest common unitholders of record as of January 6, 2003 (65,304,223 common units) and preferred distributions payable to preferred unitholders (215,894 preferred units) for the fourth quarter 2002. The fourth quarter 2002 common unit distributions of $0.63 per common unit, as well as the fourth quarter preferred unit distribution of $18.1818 per preferred unit, were approved by the Board of Directors of the Corporation on December 19, 2002 and paid on January 17, 2003.

The distributions payable at December 31, 2001 represents distributions payable to minority interest common unitholders of record as of January 4, 2002 (64,720,615 common units) and preferred distributions payable to preferred unitholders (220,340 preferred units) for the fourth quarter 2001. The fourth quarter 2001 common unit distributions of $0.62 per common unit, as well as the fourth quarter preferred unit distribution of $17.8932 per preferred unit, were approved by the Board of Directors of the Corporation on December 18, 2001 and paid on January 22, 2002.

Stock Options
With respect to the Corporation's stock options which were granted prior to 2002, the Operating Partnership accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25"). Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Corporation's stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Corporation's policy is to grant options with an exercise price equal to the quoted closing market price of the Corporation's stock on the business day preceding the grant date. Accordingly, no compensation cost has been recognized under the Corporation's stock option plans for the granting of stock options made prior to 2002. In 2002, the Operating Partnership adopted the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("SFAS No. 123"), which requires, on a prospective basis, that the value of stock options at the grant date be amortized ratably into expense over the appropriate vesting period. As the Corporation did not grant any stock options in 2002, there was no impact of this adoption to the financial statements. SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, was issued in December 2002 and amends SFAS No. 123, Accounting for Stock Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and disclosure amendments of SFAS No. 148 are effective for fiscal years ending after December 31, 2002. SFAS No. 148 disclosure requirements are presented as follows:

        The following table illustrates the effect on net income and earnings per unit if the fair value based method had been applied to all outstanding and unvested stock awards in each period:

	Year Ended December 31,
	2002 Basic EPU	2001 Basic EPU	2000 Basic EPU
Net income available to common unitholders, as reported	$158,991	$150,190	$210,950
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,734)	(6,235)	(6,207)

Pro forma net income available to common unitholders	$156,257	$143,955	$204,743

Earnings Per Unit:
Basic — as reported	$2.44	$2.33	$3.18
Basic — pro forma	$2.40	$2.23	$3.08
Diluted — as reported	$2.43	$2.32	$3.10
Diluted — pro forma	$2.39	$2.22	$3.01
Non-Recurring Charges
The Operating Partnership considers non-recurring charges as costs incurred specific to significant non-recurring events that impact the comparative measurement of the Operating Partnership's performance. See Note 20.
Reclassifications	Certain reclassifications have been made to prior period amounts in order to conform with current period presentation.

3. REAL ESTATE PROPERTY TRANSACTIONS

2002 TRANSACTIONS

Property Acquisitions

        The Operating Partnership acquired the following operating properties during the year ended December 31, 2002:

Acquisition Date	Property/Address	Location	# of Bldgs.	Rentable Square Feet	Investment by Operating Partnership (a)
Office:
08/09/02	25 Commerce Drive	Cranford, Union County, NJ	1	67,749	$7,706
08/09/02	3 Skyline Drive (b)	Hawthorne, Westchester County, NY	1	75,668	9,460
11/01/02	1633 Littleton Road (c)	Parsippany, Morris County, NJ	1	57,722	11,833
11/05/02	1266 East Main Street	Stamford, Fairfield County, CT	1	179,260	33,205
12/11/02	2200 Renaissance Boulevard	King of Prussia, Montgomery County, PA	1	174,124	26,800
12/31/02	16 & 18 Sentry Park West	Blue Bell, Montgomery County, PA	2	188,103	34,466

Total Office Property Acquisitions:			7	742,626	$123,470

(a)
Transactions were funded primarily through borrowings on the Operating Partnership's revolving credit facility, from net proceeds received in the sale or sales of rental property, and/or from the Operating Partnership's cash reserves. Amounts are as of December 31, 2002.

(b)
On August 9, 2002, the Operating Partnership acquired an undivided 68.1 percent interest (75,668 square feet) in 3 Skyline Drive, a 113,098 square-foot office property. The property was acquired as tenants-in-common with the intention that, soon after the completion of the acquisition, the individual interests would be converted into separate condominium units. On September 27, 2002, the Operating Partnership executed a condominium agreement and deed to formalize the conversion of its undivided interest in the property into a condominium interest. The Operating Partnership has accounted for its interest in the property as if the condominium was in place since the date of acquisition.

(c)
In connection with the acquisition of the 1633 Littleton Road property, the Operating Partnership assumed a mortgage loan, which was recorded at $3,504 and bears interest at an effective interest rate of 7.66 percent. The loan is secured by the 1633 Littleton Road property and matures on February 10, 2006.

Land Acquisitions

        On June 12, 2002, the Operating Partnership acquired three land parcels located in Hawthorne and Yonkers, Westchester County, New York in one transaction for a total cost of approximately $2,600. The land was acquired from an entity whose principals include Timothy M. Jones, Robert F. Weinberg and Martin S. Berger, each of whom are affiliated with the Operating Partnership as the President of the Corporation, a current member of the Board of Directors and a former member of the Board of Directors of the Corporation, respectively. See Note 19 for further discussion of related party transactions.

Properties Commencing Initial Operations

        The following properties commenced initial operations during the year ended December 31, 2002:

Acquisition Date	Property/Address	Location	# of Bldgs.	Rentable Square Feet	Investment by Operating Partnership (a)
Office:
09/03/02	Harborside Plaza 5	Jersey City, Hudson County, NJ	1	980,000	$196,610 (b	)
11/18/02	600 Horizon Drive	Hamilton Township, Mercer County, NJ	1	95,000	7,549

Total Office Properties Commencing Operations:			2	1,075,000	$204,159

Office/Flex:
04/01/02	125 Clearbrook Road	Elmsford, Westchester County, NY	1	33,000	4,985 (c	)

Total Properties Commencing Initial Operations:			3	1,108,000	$209,144

(a)
Development costs were funded primarily through draws on the Operating Partnership's revolving credit facility. Amounts are as of December 31, 2002.

(b)
Amount consists of $176,900 included in rental property, and $19,710 of leasing commissions and other deferred leasing costs, which are included in deferred charges and other assets.

(c)
Amount consists of $4,731 included in rental property, and $254 of leasing commissions, which is included in deferred charges and other assets.

Property Sales

        The Operating Partnership sold the following properties during the year ended December 31, 2002:

Sale Date	Property/Address	Location	# of Bldgs.	Rentable Square Feet	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)
Office:
05/13/02	Dallas Portfolio (a)	Metro Dallas, TX	4	488,789	$33,115	$34,760	$(1,645)
05/29/02	750 South Richfield Street	Aurora, Arapahoe County, CO	1	108,240	20,631	21,291	(660)
06/06/02	Houston Portfolio (b)	Houston, Harris County, TX	3	413,107	25,482	24,393	1,089
07/15/02	501 Kennedy Boulevard	Tampa, Hillsborough County, FL	1	297,429	22,915	22,459	456
10/16/02	Arizona Portfolio (c)	Maricopa County, AZ	3	416,967	42,764	42,719	45

Total Office Property Sales:			12	1,724,532	$144,907	$145,622	$(715)

Residential:
01/30/02	25 Martine Avenue	White Plains, Westchester County, NY	1	124 units	17,559	10,461	7,098
Other:
04/25/02	Horizon Center Land	Hamilton Township, Mercer County, NJ	—	0.756 acres	758	41	717

Total Property Sales:			13	1,724,532	$163,224	$156,124	$7,100

(a)
On May 13, 2002, the Operating Partnership sold 3100 Monticello, 2300 Valley View, 150 West Parkway and 555 Republic Place in a single transaction with one buyer, Brookview Properties, L.P., an entity that includes a partner, whose principals include Paul A. Nussbaum, a former member of the Board of Directors of the Corporation The Operating Partnership provided the purchaser with a $5,000 subordinated loan that bears interest at 15 percent with a current pay rate of 11 percent. The entire principal of the loan is payable at maturity in November 2007.

  In conjunction with the purchaser's subsequent sale of one of its acquired properties, the purchaser repaid $1,537 of the loan principal through December 31, 2002.

(b)
On June 6, 2002, the Operating Partnership sold 1717 St. James Place, 5300 Memorial Drive and 10497 Town & Country Way in a single transaction with one buyer, Parkway Properties LP.

(c)
On October 16, 2002, the Operating Partnership sold 9060 East Via Linda Boulevard, 19640 North 31st Street and 5551 West Talavi Boulevard in a single transaction with one buyer, Summit Commercial Properties, Inc.

2001 TRANSACTIONS

Property Acquisitions

        The Operating Partnership acquired the following operating properties during the year ended December 31, 2001:

Acquisition Date	Property/Address	Location	# of Bldgs.	Rentable Square Feet	Investment by Operating Partnership(a) (in thousands)
Office:
04/06/01	4 & 6 Campus Drive	Parsippany, Morris County, NJ	2	295,766	$48,404
11/06/01	9 Campus Drive (b)	Parsippany, Morris County, NJ	1	156,495	15,073

Total Office Property Acquisitions:			3	452,261	$63,477

Office/Flex:
02/14/01	31 & 41 Twosome Drive	Moorestown, Burlington County, NJ	2	127,250	$7,155
04/27/01	1245 & 1247 N. Church St, 2 Twosome Drive	Moorestown, Burlington County, NJ	3	154,200	11,083
08/03/01	5 & 6 Skyline Drive (c)	Hawthorne, Westchester County, NY	2	168,177	14,846

Total Office/Flex Property Acquisitions:			7	449,627	$33,084

Total Property Acquisitions:			10	901,888	$96,561

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

(c)
The property was acquired from an entity whose principals include Timothy M. Jones, Robert F. Weinberg and Martin S. Berger, each of whom are affiliated with the Operating Partnership as the President of the Corporation, a current member of the Board of Directors and a former member of the Board of Directors of the Corporation, respectively. See Note 19 for further discussion of related party transactions.

Land Acquisitions

        On January 5, 2001, the Operating Partnership acquired approximately 7.1 acres of developable land located in Littleton, Arapahoe County, Colorado. The land was acquired for approximately $2,711.

        On September 13, 2001, the Operating Partnership acquired approximately 5.0 acres of developable land located in Elmsford, Westchester County, New York. The land was acquired for approximately $1,000 from an entity whose principals include Timothy M. Jones, Robert F. Weinberg and Martin S. Berger, each of whom are affiliated with the Operating Partnership as the President of the Corporation, a current member of the Board of Directors and a former member of the Board of Directors of the Corporation, respectively. See Note 19. The Operating Partnership completed construction of a fully pre-leased 33,000 square-foot office/flex building on the acquired land, which commenced initial operations on April 1, 2002.

Properties Commencing Initial Operations

        The following properties commenced initial operations during the year ended December 31, 2001:

Acquisition Date	Property/Address	Location	# of Bldgs.	Rentable Square Feet	Investment by Operating Partnership(a) (in thousands)
Office:
01/15/01	105 Eisenhower Parkway	Roseland, Essex County, NJ	1	220,000	$47,328
03/01/01	8181 East Tufts Avenue	Denver, Denver County, CO	1	185,254	34,993

Total Office Properties Commencing Initial Operations:			2	405,254	$82,321

(a)
Development costs were funded primarily through draws on the Operating Partnership's revolving credit facilities.

Property Sales

        The Operating Partnership sold the following properties during the year ended December 31, 2001:

Sale Date	Property/Address	Location	# of Bldgs.	Rentable Square Feet	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)
Office:
06/01/01	1777 N.E. Loop 410	San Antonio, Bexar County, TX	1	256,137	$21,313	$16,703	$4,610
06/15/01	14511 Falling Creek	Houston, Harris County, TX	1	70,999	2,982	2,458	524
07/17/01	8214 Westchester	Dallas, Dallas County, TX	1	95,509	8,966	8,465	501
08/01/01	2600 Westown Parkway	West Des Moines, Polk County, IA	1	72,265	5,165	5,570	(405)
09/26/01	1709 New York Ave, NW	Washington, DC	1	166,000	65,151	50,640	14,511
11/14/01	200 Concord Plaza Drive	San Antonio, Bexar County, TX	1	248,700	30,927	32,609	(1,682)
12/21/01	5225 Katy Freeway	Houston, Harris County, TX	1	112,213	6,887	7,393	(506)

Total Office Property Sales:			7	1,021,823	$141,391	$123,838	$17,553

Residential:
06/21/01	Tenby Chase Apartments	Delran, Burlington County, NJ	1	327 units	19,336	2,399	16,937
Other:
04/03/01	North Pier-Harborside (a)	Jersey City, Hudson County, NJ	—	n/a	3,357	2,918	439

Total Property Sales:			8	1,021,823	$164,084	$129,155	$34,929

(a)
Net sales proceeds consisted of $1,330 in cash and $2,027 of a note receivable which was repaid in April 2002.

4. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

      The debt of the Operating Partnership's unconsolidated joint ventures aggregating $152,672 as of December 31, 2002 is non-recourse to the Operating Partnership, except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations, and except as otherwise indicated below.

PRU-BETA 3 (Nine Campus Drive)

        On March 27, 1998, the Operating Partnership acquired a 50 percent interest in an existing joint venture with The Prudential Insurance Company of America ("Prudential"), known as Pru-Beta 3, which owned and operated Nine Campus Drive, a 156,495 square-foot office building, located in the Mack-Cali Business Campus office complex in Parsippany, Morris County, New Jersey. On November 5, 2001, the Operating Partnership acquired the remaining interest in the property for approximately $15,073. The property has been consolidated in the Operating Partnership's financial statements subsequent to the acquisition of the remaining interest. The Operating Partnership performed management and leasing services for the property when it was owned by the joint venture and recognized $162 and $140 in fees for such services in the years ended December 31, 2001 and 2000, respectively.

HPMC

        On April 23, 1998, the Operating Partnership entered into a joint venture agreement with HCG Development, L.L.C. and Summit Partners I, L.L.C. to form HPMC Development Partners, L.P. and, on July 21, 1998, entered into a second joint venture, HPMC Development Partners II, L.P. (formerly known as HPMC Lava Ridge Partners, L.P.), with these same parties. HPMC Development Partners, L.P.'s efforts focused on two development projects, commonly referred to as Continental Grand II and Summit Ridge. HPMC Development Partners II, L.P.'s efforts have focused on three development projects, commonly referred to as Lava Ridge, Pacific Plaza I & II and Stadium Gateway.

        The Operating Partnership has a 50 percent ownership interest and HCG Development, L.L.C. and Summit Partners I, L.L.C. (both of which are not affiliated with the Operating Partnership)

collectively have a 50 percent ownership interest in HPMC Development Partners, L.P. and HPMC Development Partners II, L.P. (the "HPMC Joint Ventures"). Significant terms of the applicable partnership agreements, among other things, call for the Operating Partnership to provide 80 percent and HCG Development, L.L.C. and Summit Partners I, L.L.C. to collectively provide 20 percent of the development equity capital to the HPMC Joint Ventures. As the Operating Partnership has agreed to fund development equity capital disproportionate to its ownership interest, it was granted a preferred return of 10 percent on its invested capital as a priority. Profits and losses of each of the HPMC Joint Ventures are allocated to the partners based upon the priority of distributions specified in the respective agreements and entitle the Operating Partnership to a preferred return, as well as 50 percent of each of the HPMC Joint Ventures' residual profits above the preferred returns. Equity in earnings recognized by the Operating Partnership consists of preferred returns and the Operating Partnership's equity in the HPMC Joint Ventures' earnings (loss) after giving effect to the HPMC Joint Ventures' payment of such preferred returns.

  Continental Grand II

          Continental Grand II is a 239,085 square-foot office building located in El Segundo, Los Angeles County, California, which was constructed and placed in service by the venture. On June 29, 2001, the venture sold the office property for approximately $67,000.

  Summit Ridge

          Summit Ridge is an office complex comprised of three one-story buildings, aggregating 133,841 square feet, located in San Diego, San Diego County, California, which was constructed and placed in service by the venture. On January 29, 2001, the venture sold the office complex for approximately $17,450.

  Lava Ridge

          Lava Ridge is an office complex comprised of three two-story buildings, aggregating 183,200 square feet, located in Roseville, Placer County, California, which was constructed and placed in service by the venture. On May 30, 2002, the venture sold the office complex for approximately $31,700.

  Pacific Plaza I & II

          Pacific Plaza I & II is a two-phase development joint venture project, located in Daly City, San Mateo County, California between the Operating Partnership, HPMC Development Partners II, L.P. and a third-party entity. Phase I of the project, which commenced initial operations in August 2001, consists of a nine-story office building, aggregating 364,384 square feet. Phase II comprises a three-story retail and theater complex. The theater portion of Phase II commenced initial operations in June 2002, with a portion of the retail space commencing operations in August 2002. The Operating Partnership performs management services for these properties owned by the joint venture and recognized $315, $62 and $0 in fees for such services in the years ended December 31, 2002, 2001 and 2000, respectively.

  Stadium Gateway

          Stadium Gateway is a development joint venture project, located in Anaheim, Orange County, California between the Operating Partnership, HPMC Development Partners II, L.P. and a third-party entity. The venture has constructed a six-story, 273,194 square-foot office building, which commenced initial operations in January 2002. The venture signed a contract in January 2003 to sell the property for approximately $55,000.

G&G MARTCO (Convention Plaza)

        On April 30, 1998, the Operating Partnership acquired a 49.9 percent interest in an existing joint venture, G&G Martco, which owns Convention Plaza, a 305,618 square-foot office building, located in San Francisco, San Francisco County, California. A portion of the Operating Partnership's initial investment was financed through the issuance of common units, as well as funds drawn from the Operating Partnership's credit facilities. On June 4, 1999, the Operating Partnership acquired an additional 0.1 percent interest in G&G Martco through the issuance of common units. The venture has a mortgage loan with a $50,000 balance at December 31, 2002 secured by its office property. The mortgage bears interest at a rate of the London Inter-Bank Offered Rate ("LIBOR") (1.38 percent at December 31, 2002) plus 162.5 basis points and matures in August 2003. The loan provides for a one-year extension option upon payment of a fee and subject to certain conditions. The Operating Partnership has posted a $1,816 letter of credit with the lender as a reserve for re-leasing costs. The Operating Partnership performs management and leasing services for the property owned by the joint venture and recognized $254, $235 and $231 in fees for such services in the years ended December 31, 2002, 2001 and 2000, respectively.

AMERICAN FINANCIAL EXCHANGE L.L.C.

        On May 20, 1998, the Operating Partnership entered into a joint venture agreement with Columbia Development Company, L.L.C. to form American Financial Exchange L.L.C. The venture was formed to acquire land for future development, located on the Hudson River waterfront in Jersey City, Hudson County, New Jersey, adjacent to the Operating Partnership's Harborside Financial Center office complex. The Operating Partnership holds a 50 percent interest in the joint venture. Among other things, the partnership agreement provides for a preferred return on the Operating Partnership's invested capital in the venture, in addition to the Operating Partnership's proportionate share of the venture's profit, as defined in the agreement. The joint venture acquired land on which it constructed a parking facility, a portion of which is currently licensed to a parking operator. Such parking facility serves a ferry service between the Operating Partnership's Harborside property and Manhattan. In the fourth quarter 2000, the joint venture started construction of Plaza 10, a 577,575 square-foot office building, on certain of the land owned by the venture. Plaza 10 is 100 percent pre-leased to Charles Schwab & Co. Inc. ("Schwab") for a 15-year term. The lease agreement obligates the venture, among other things, to deliver space to the tenant by required timelines and offers expansion options, at the tenant's election. Such options may obligate the venture to construct an additional building or, at the Operating Partnership's option, to make space available in any of its existing Harborside properties. Should the venture be unable to or choose not to provide such expansion space, the venture would be liable to Schwab for its actual damages, in no event to exceed $15,000. The amount of Schwab's actual damages, up to $15,000, has been guaranteed by the Operating Partnership. The project, which commenced initial operations in September 2002, is currently projected to cost the Operating Partnership approximately $145,000, of which $124,837 has been incurred by the Operating Partnership through December 31, 2002. The venture has an agreement with the City of Jersey City, New Jersey, in which it is required to make payments in lieu of property taxes ("PILOT"). The agreement, which commences upon substantial completion of the property, as defined, is for a term of 20 years. The PILOT is equal to two percent of Total Project Costs, as defined, with periodic increases, as defined. Total Project Costs, per the agreement, are the greater of $78,821 or actual Total Project Costs, as defined.

RAMLAND REALTY ASSOCIATES L.L.C. (One Ramland Road)

        On August 20, 1998, the Operating Partnership entered into a joint venture agreement with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C. The venture was formed to own, manage and operate One Ramland Road, a 232,000 square-foot office/flex building and adjacent developable land, located in Orangeburg, Rockland County, New York. In August 1999, the joint venture completed redevelopment of the property and placed the office/flex building in service. The Operating Partnership holds a 50 percent interest in the joint venture. The venture has a mortgage loan with a $15,282 balance at December 31, 2002 secured by its office/flex property. The mortgage bears interest at a rate of LIBOR plus 175 basis points and matures in January 2004. The loan provides for a one-year extension option upon payment of a fee and subject to certain conditions. In 2001, the property's then principal tenant, Superior Bank was closed by the Office of Thrift Supervision, and the Federal Deposit Insurance Corporation (FDIC) was named receiver. The tenant continued to meet its rental payment obligations through June 2002. In July 2002, the tenant vacated the premises and the FDIC notified the joint venture that it was rejecting the lease as of July 16, 2002. As a result of the uncertainty regarding the tenant's ability to meet its obligations through the remainder of the term of its lease, the joint venture wrote off unbilled rents receivable of $1,573 and deferred lease costs of $705, which is included in the Operating Partnership's equity in earnings for the years ended December 31, 2002. The Operating Partnership performs management, leasing and other services for the property owned by the joint venture and recognized $56, $102 and $198 in fees for such services in the years ended December 31, 2002, 2001 and 2000, respectively.

ASHFORD LOOP ASSOCIATES L.P. (1001 South Dairy Ashford/2100 West Loop South)

        On September 18, 1998, the Operating Partnership entered into a joint venture agreement with Prudential to form Ashford Loop Associates L.P. The venture was formed to own, manage and operate 1001 South Dairy Ashford, a 130,000 square-foot office building acquired on September 18, 1998, and 2100 West Loop South, a 168,000 square-foot office building acquired on November 25, 1998, both located in Houston, Harris County, Texas. The Operating Partnership holds a 20 percent interest in the joint venture. The Operating Partnership performed management and leasing services through March 2002 for the properties owned by the joint venture and recognized $45, $170 and $172 in fees for such services in the years ended December 31, 2002, 2001 and 2000, respectively. Under certain circumstances, Prudential has the right to convert its interest in the venture into common stock of the Corporation at a discount to the stock's fair market value, based on the underlying fair value of Prudential's interest in the venture at the time of conversion. The Operating Partnership, at its option, can elect to exchange cash in lieu of stock in an amount equal to the fair value of Prudential's interest.

        In May 2002, the Operating Partnership sent a notice to Prudential electing to exercise its option under the buy-sell provisions of the joint venture agreement. Subsequently, Prudential sent notice to the Operating Partnership that it was exercising its option to put its interest in the joint venture to the Operating Partnership in exchange for common stock of the Corporation as described above. In November 2002, the Operating Partnership and Prudential entered into a first amendment to their joint venture agreement pursuant to which: (i) the Operating Partnership retracted its notice of exercise of the buy-sell provisions of the joint venture agreement, (ii) Prudential retracted its notice of exercise of its option to put its interest in the joint venture to the Operating Partnership in exchange for common stock of the Corporation, as described above, (iii) the mechanics of the exercise by either party of their respective buy-sell, sale and exchange rights ("Exit Rights") were clarified and confirmed, and (iv) each party agreed to a one-year moratorium on the exercise of their respective Exit Rights while the parties attempt to reposition the assets of the joint venture.

ARCAP INVESTORS, L.L.C.

        In 1999, the Operating Partnership invested $20,000 in ARCap Investors, L.L.C., a joint venture with several participants, which was formed to invest in sub-investment grade tranches of commercial mortgage-backed securities ("CMBS"). William L. Mack, Chairman of the Board of Directors of the Corporation, is a principal of an entity that owns approximately 28 percent of the venture and has nominated a member of its board of directors. As of December 31, 2001, the Operating Partnership held a 20.1 percent interest in the common equity of ARCap Investors, L.L.C. On December 12, 2002, the Operating Partnership sold its interest in the venture for $20,200.

MC-SJP MORRIS V REALTY, LLC AND MC-SJP MORRIS VI REALTY, LLC

        The Operating Partnership has an agreement with SJP Properties, which provides for a cooperative effort in seeking approvals to develop up to approximately 1.8 million square feet of office development on certain vacant land owned by the Operating Partnership and SJP Properties, located in Hanover and Parsippany, Morris County, New Jersey. The agreement provides that the parties share equally in the costs associated with seeking such requisite approvals. Upon mutual consent, the Operating Partnership and SJP Properties may enter into one or more joint ventures to construct on the vacant land, or seek to dispose of their respective vacant land parcels subject to the agreement. Pursuant to the agreement with SJP Properties, on August 24, 2000, the Operating Partnership entered into a joint venture with SJP Properties to form MC-SJP Morris V Realty, LLC and MC-SJP Morris VI Realty, LLC, which acquired developable land for approximately $16,193. The acquired land is able to accommodate approximately 650,000 square feet of office space and is located in Parsippany, Morris County, New Jersey. The venture entered into an agreement pertaining to the acquired land and two other land parcels in Parsippany with an insurance company to provide for a guarantee on the funding of the development of four office properties, aggregating 850,000 square feet. Such agreement provides, if the venture elects to develop, that the insurance company will be admitted to the joint venture and provide all the equity required to fund the development, subject to certain conditions. The venture has a mortgage loan with a $17,983 balance at December 31, 2002 secured by its land, which is guaranteed by the insurance company. The mortgage bears interest at a rate of LIBOR plus 125 basis points and matures in March 2004.

SOUTH PIER AT HARBORSIDE—HOTEL DEVELOPMENT

        On November 17, 1999, the Operating Partnership entered into an agreement with Hyatt Corporation ("Hyatt") to develop a 350-room hotel on the Operating Partnership's South Pier at Harborside Financial Center, Jersey City, Hudson County, New Jersey, which was completed and commenced initial operations in July 2002. The Operating Partnership owns a 50 percent interest in the venture. The venture has a mortgage loan with a commercial bank with a $61,320 balance at December 31, 2002 secured by its hotel property, which each partner, including the Operating Partnership, has severally guaranteed repayment of approximately $11,148. The debt bears interest at a rate of LIBOR plus 275 basis points and matures in December 2003. The loan provides for two one-year extension options upon payment of a fee and subject to certain conditions. Additionally, the venture has an $8,000 loan with the City of Jersey City, provided by the U.S. Department of Housing and Urban Development. The loan currently bears interest at fixed rates ranging from 6.09 percent to 6.62 percent and matures in August 2020. The Operating Partnership has posted an $8,000 letter of credit in support of this loan, $4,000 of which is indemnified by Hyatt.

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES

        The following is a summary of the financial position of the unconsolidated joint ventures in which the Operating Partnership had investment interests as of December 31, 2002 and 2001:

	December 31, 2002
	Pru-Beta 3	HPMC	G&G Martco	American Financial Exchange	Ramland Realty	Ashford Loop	ARCap	MC-SJP Morris Realty	Harborside South Pier	Combined Total
Assets:
Rental property, net	$—	$—	$8,329	$101,752	$17,034	$36,520	$—	$17,364	$92,361	$273,360
Other assets	—	16,242	4,072	25,543	1,662	730	—	1,211	5,576	55,036

Total assets	$—	$16,242	$12,401	$127,295	$18,696	$37,250	$—	$18,575	$97,937	$328,396

Liabilities and partners'/members' capital:
Mortgages and loans payable	$—	$—	$50,000	$—	$15,282	$87	$—	$17,983	$69,320	$152,672
Other liabilities	—	18	1,801	1,709	95	942	—	48	5,164	9,777
Partners'/members' capital	—	16,224	(39,400)	125,586	3,319	36,221	—	544	23,453	165,947

Total liabilities and partners'/members' capital	$—	$16,242	$12,401	$127,295	$18,696	$37,250	$—	$18,575	$97,937	$328,396

Operating Partnership's net investment in unconsolidated joint ventures	$—	$15,900	$2,794	$134,158	$1,232	$7,652	$—	$289	$14,772	$176,797

	December 31, 2001
	Pru-Beta 3	HPMC	G&G Martco	American Financial Exchange	Ramland Realty	Ashford Loop	ARCap	MC-SJP Morris Realty	Harborside South Pier	Combined Total
Assets:
Rental property, net	$—	$19,556	$9,598	$81,070	$17,933	$37,157	$—	$16,607	$63,236	$245,157
Other assets	732	20,267	2,163	120	2,396	1,150	595,937	107	100	622,972

Total assets	$732	$39,823	$11,761	$81,190	$20,329	$38,307	$595,937	$16,714	$63,336	$868,129

Liabilities and partners'/members' capital:
Mortgages and loans payable	$—	$13,976	$50,000	$—	$15,974	$—	$324,819	$16,795	$34,107	$455,671
Other liabilities	—	897	1,196	9,667	83	949	3,736	103	2,927	19,558
Partners'/members' capital	732	24,950	(39,435)	71,523	4,272	37,358	267,382	(184)	26,302	392,900

Total liabilities and partners'/members' capital	$732	$39,823	$11,761	$81,190	$20,329	$38,307	$595,937	$16,714	$63,336	$868,129

Operating Partnership's net investment in unconsolidated joint ventures	$350	$24,545	$2,795	$74,651	$3,014	$7,809	$17,897	$183	$15,296	$146,540

        The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Operating Partnership had investment interests during the years ended December 31, 2002, 2001 and 2000:

	Year Ended December 31, 2002
	Pru-Beta 3	HPMC	G&G Martco	American Financial Exchange	Ramland Realty	Ashford Loop	ARCap	MC-SJP Morris Realty	Harborside South Pier	Combined Total
Total revenues	$—	$11,622	$13,638	$7,104	$1,765	$4,329	$84,552	$—	$10,325	$133,335
Operating and other expenses	—	(861)	(4,021)	(1,052)	(1,068)	(2,788)	(24,408)	—	(9,327)	(43,525)
Depreciation and amortization	—	(641)	(1,631)	(1,008)	(905)	(974)	—	—	(2,769)	(7,928)
Interest expense	—	(233)	(1,951)	—	(745)	—	(28,995)	—	(1,598)	(33,522)

Net income (loss)	$—	$9,887	$6,035	$5,044	$(953)	$567	$31,149	$—	$(3,369)	$48,360

Operating Partnership's equity in earnings (loss) of unconsolidated joint ventures	$—	$5,789	$2,999	$5,037	$(1,782)	$159	$4,390	$—	$(1,799)	$14,793

	Year Ended December 31, 2001
	Pru-Beta 3	HPMC	G&G Martco	American Financial Exchange	Ramland Realty	Ashford Loop	ARCap	MC-SJP Morris Realty	Harborside South Pier	Combined Total
Total revenues	$11,337	$22,826	$12,509	$543	$3,743	$5,685	$64,791	$—	$—	$121,434
Operating and other expenses	(1,322)	(2,839)	(3,568)	(63)	(3,470)	(2,594)	(32,200)	—	—	(46,056)
Depreciation and amortization	(992)	(3,530)	(1,557)	(39)	(1,389)	(957)	—	—	—	(8,464)
Interest expense	—	(2,995)	(3,115)	—	(1,126)	—	(19,231)	—	—	(26,467)

Net income (loss)	$9,023	$13,462	$4,269	$441	$(2,242)	$2,134	$13,360	$—	$—	$40,447

Operating Partnership's equity in earnings (loss) of unconsolidated joint ventures	$785	$6,064	$1,582	$(322)	$232	$388	$275	$—	$—	$9,004

	Year Ended December 31, 2000
	Pru-Beta 3	HPMC	G&G Martco	American Financial Exchange	Ramland Realty	Ashford Loop	ARCap	MC-SJP Morris Realty	Harborside South Pier	Combined Total
Total revenues	$5,075	$9,254	$10,785	$1,009	$4,011	$5,776	$19,931	$—	$—	$55,841
Operating and other expenses	(1,619)	(2,628)	(3,312)	(155)	(1,030)	(2,773)	(3,060)	—	—	(14,577)
Depreciation and amortization	(1,226)	(5,908)	(1,532)	(825)	(975)	(839)	—	—	—	(11,305)
Interest expense	—	(4,535)	(4,060)	—	(1,547)	—	(5,045)	—	—	(15,187)

Net income (loss)	$2,230	$(3,817)	$1,881	$29	$459	$2,164	$11,826	$—	$—	$14,772

Operating Partnership's equity in earnings of unconsolidated joint ventures	$935	$3,248	$483	$735	$180	$474	$2,000	$—	$—	$8,055

5. DEFERRED CHARGES AND OTHER ASSETS

	December 31,
	2002	2001
Deferred leasing costs	$119,520	$93,677
Deferred financing costs	23,927	26,569

	143,447	120,246
Accumulated amortization	(40,477)	(36,746)

Deferred charges, net	102,970	83,500
Notes receivable	12,292	10,777
Prepaid expenses and other assets	12,289	7,222

Total deferred charges and other assets, net	$127,551	$101,499

6. RESTRICTED CASH

        Restricted cash includes security deposits for the Operating Partnership's residential property and certain commercial properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following:

	December 31,
	2002	2001
Security deposits	$7,301	$7,839
Escrow and other reserve funds	476	75

Total restricted cash	$7,777	$7,914

7. RENTAL PROPERTY HELD FOR SALE

        As of December 31, 2001, the Operating Partnership had identified 37 office properties, aggregating approximately 4.3 million square feet, a multi-family residential property and a land parcel as held for sale. These properties were located in Texas, Colorado, Arizona, Florida and New York. The properties carried an aggregate book value of $384,626, net of accumulated depreciation of $28,379 and a valuation allowance of $40,464 at December 31, 2001. During the year ended December 31, 2002, the Operating Partnership sold 13 of these properties for total net sales proceeds of approximately $162,466.

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

        As of December 31, 2002, the Operating Partnership did not have any properties identified as held for sale.

        During the years ended December 31, 2002 and 2001, the Operating Partnership determined that the carrying amounts of certain properties identified as held for sale during those periods were not expected to be recovered from estimated net sale proceeds from such property sales. The Operating Partnership recognized a valuation allowance of $4,341 and $46,793 for the years ended December 31, 2002 and 2001, respectively.

        The following table summarizes realized gains (losses) and unrealized losses on disposition of rental property, net, for the years ended December 31, 2002, 2001 and 2000:

	Year Ended December 31,
	2002	2001	2000
Realized gains (losses) on sale of rental property and land, net	$7,100	$34,929	$85,353
Valuation allowance on rental property held for sale	(4,341)	(46,793)	—

Realized gains (losses) and unrealized losses, net	$2,759	$(11,864)	$85,353

8. SENIOR UNSECURED NOTES

        A summary of the Operating Partnership's senior unsecured notes as of December 31, 2002 and 2001 is as follows:

	December 31,
			Effective Rate (1)
	2002	2001
7.180% Senior Unsecured Notes, due December 31, 2003	$95,283	$185,283	7.23%
7.000% Senior Unsecured Notes, due March 15, 2004	299,904	299,824	7.27%
7.250% Senior Unsecured Notes, due March 15, 2009	298,542	298,307	7.49%
7.835% Senior Unsecured Notes, due December 15, 2010	15,000	15,000	7.95%
7.750% Senior Unsecured Notes, due February 15, 2011	298,602	298,429	7.93%
6.150% Senior Unsecured Notes, due December 15, 2012	90,015	—	6.89%

Total Senior Unsecured Notes	$1,097,346	$1,096,843	7.48%

(1)
Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount on the notes, as applicable.

        On December 20, 2002, the Operating Partnership exchanged $90,000 face amount of existing 7.18 percent senior unsecured notes due December 31, 2003, with interest payable monthly in arrears, for $94,919 face amount of 6.15 percent senior unsecured notes due December 15, 2012, with interest payable semi-annually in arrears. The exchange was completed with Teachers Insurance and Annuity Association ("TIAA").

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

9. REVOLVING CREDIT FACILITIES

2002 UNSECURED FACILITY

        On September 27, 2002, the Operating Partnership obtained an unsecured revolving credit facility ("2002 Unsecured Facility") with a current borrowing capacity of $600,000 from a group of 14 lenders. The interest rate on outstanding borrowings under the credit line is currently LIBOR plus 70 basis points. The Operating Partnership may instead elect an interest rate representing the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points. The 2002 Unsecured Facility also requires a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears. The 2002 Unsecured Facility matures in September 2005, with an extension option of one year, which would require upon exercise a payment of 25 basis points of the then borrowing capacity of the credit line.

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

        The terms of the 2002 Unsecured Facility include certain restrictions and covenants which limit, among other things, the payment of distributions (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the maximum leverage ratio, the maximum amount of secured indebtedness, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations. The distributions restriction referred to above provides that, except to enable the Operating Partnership to continue to qualify as a REIT under the Code, the Operating Partnership will not during any four consecutive fiscal quarters make distributions with respect to common units or other equity interests in an aggregate amount in excess of 90 percent of funds from operations (as defined) for such period, subject to certain other adjustments.

        The lending group for the 2002 Unsecured Facility consists of: JPMorgan Chase Bank, as administrative agent; Fleet National Bank, as syndication agent; Bank of America and Wells Fargo Bank, National Association, as co-documentation agents; Commerzbank AG, as co-syndication agent; Bank of Nova Scotia, Bank One, N.A., Citicorp North America, Inc., and Wachovia Bank, National Association, as managing agents, PNC Bank, National Association, and Sun Trust Bank, as co-agents; Bayerische Landesbank Girozentrale, Deutsche Bank Trust Company Americas, Chevy Chase Bank, and Israel Discount Bank of New York, as participants.

2000 UNSECURED FACILITY

        On June 22, 2000, the Operating Partnership obtained an unsecured revolving credit facility ("2000 Unsecured Facility") with a current borrowing capacity of $800,000 from a group of 24 lenders. The interest rate on outstanding borrowings under the credit line is currently LIBOR plus 80 basis points. The Operating Partnership may instead elect an interest rate representing the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points. The 2000 Unsecured Facility also requires a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears. Subject to certain conditions, the Operating Partnership has the ability through June 22, 2002 to increase the borrowing capacity of the credit line up to $1,000,000. The 2000 Unsecured Facility matures in June 2003, with an extension option of one year, which would require a payment of 25 basis points of the then borrowing capacity of the credit line upon exercise. In conjunction with obtaining the 2002 Unsecured Facility, the Operating Partnership repaid in full and terminated the 2000 Unsecured Facility on September 27, 2002.

        In conjunction with obtaining the 2002 Unsecured Facility, the Operating Partnership drew funds on the new facility to repay in full and terminate the 2000 Unsecured Facility on September 27, 2002.

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

SUMMARY

        As of December 31, 2002 and 2001, the Operating Partnership had outstanding borrowings of $73,000 and $59,500, respectively, under its revolving credit facilities (with an aggregate borrowing capacity of $600,000 and $800,000, respectively). The total outstanding borrowings as of December 31, 2002 were from the 2002 Unsecured Facility and the total outstanding borrowings as of December 31, 2001 were from the 2000 Unsecured Facility.

9. MORTGAGES AND LOANS PAYABLE

        The Operating Partnership has mortgages and loans payable which consist of various loans collateralized by certain of the Operating Partnership's rental properties. Payments on mortgages and loans payable are generally due in monthly installments of principal and interest, or interest only.

        A summary of the Operating Partnership's mortgages and loans payable as of December 31, 2002 and 2001 is as follows:

			Principal Balance at
Property Name	Lender	Effective Interest Rate (a)	December 31, 2002	December 31, 2001	Maturity
Mack-Cali Willowbrook	CIGNA	8.67%	$7,658	$8,598	10/01/03
400 Chestnut Ridge	Prudential Insurance Co.	9.44%	11,611	12,646	07/01/04
Mack-Cali Centre VI	Principal Life Insurance Co.	6.87%	35,000	35,000	04/01/05
Various (b)	Prudential Insurance Co.	7.10%	150,000	150,000	05/15/05
Mack-Cali Bridgewater I	New York Life Ins. Co.	7.00%	23,000	23,000	09/10/05
Mack-Cali Woodbridge II	New York Life Ins. Co.	7.50%	17,500	17,500	09/10/05
Mack-Cali Short Hills	Prudential Insurance Co.	7.74%	24,470	25,218	10/01/05
500 West Putnam Avenue	New York Life Ins. Co.	6.52%	8,417	9,273	10/10/05
Harborside—Plaza 1	U.S. West Pension Trust	4.36%	61,722	57,978	01/01/06
Harborside—Plazas 2 and 3	Northwestern/Principal	7.36%	158,140	162,022	01/01/06
1633 Littleton Road	First Union/Maher Partners	7.66%	3,504	—	02/10/06
Mack-Cali Airport	Allstate Life Insurance Co.	7.05%	10,226	10,394	04/01/07
Kemble Plaza I	Mitsubishi Tr & Bk Co.	LIBOR+0.65%	32,178	32,178	01/31/09
2200 Renaissance Boulevard	TIAA	5.89%	19,100	—	12/01/12
Soundview Plaza	TIAA	6.02%	19,500	—	01/01/13

Total Mortgages and Loans Payable			$582,026	$543,807

(a)
Effective interest rate for mortgages and loans payable reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs and other transaction costs, as applicable.

(b)
The Operating Partnership has the option to convert the mortgage loan, which is secured by 10 properties, to unsecured debt, subject to, amongst other things, the Operating Partnership having investment grade ratings from two rating agencies (at least one of which must be from S&P or Moody's) at the time of conversion.

INTEREST RATE CONTRACT

        On July 18, 2002, the Operating Partnership entered into a forward treasury rate lock agreement with a commercial bank. The agreement was used to fix the index rate on $61,525 of the Harborside-Plaza 1 mortgage at 3.285 percent per annum, for which the interest rate was re-set to the three-year U.S. Treasury Note plus 130 basis points for the three years beginning November 4, 2002 (see "Property Mortgages: Harborside-Plaza 1" above). On November 4, 2002, the Operating Partnership paid $1,888 in settlement of the forward treasury rate lock agreement entered into in July 2002, which is being amortized to interest expense over a three-year period.

SCHEDULED PRINCIPAL PAYMENTS

        Scheduled principal payments and related weighted average annual interest rates for the Operating Partnership's Senior Unsecured Notes (see Note 8), revolving credit facilities (see Note 9) and mortgages and loans payable as of December 31, 2002 are as follows:

Period	Scheduled Amortization	Principal Maturities	Total	Weighted Avg. Interest Rate of Future Repayments (a)
2003	$6,916	$102,093	$109,009	7.35%
2004	6,014	309,863	315,877	7.33%
2005	5,420	326,178	331,598	6.09%
2006	1,028	216,422	217,450	7.06%
2007	873	9,364	10,237	6.96%
Thereafter	4,936	772,173	777,109	7.32%

Sub-total	25,187	1,736,093	1,761,280	7.03%
Adjustment for unamortized debt discount/premium, net, as of December 31, 2002	(8,908)	—	(8,908)	—

Totals/Weighted Average	$16,279	$1,736,093	$1,752,372	7.03%

(a)
Actual weighted average LIBOR contract rates relating to the Operating Partnership's outstanding debt as of December 31, 2002 of 1.72 percent was used in calculating revolving credit facility and other variable rate debt interest rates.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED

        Cash paid for interest for the years ended December 31, 2002, 2001 and 2000 was $123,148, $115,722 and $112,157, respectively. Interest capitalized by the Operating Partnership for the years ended December 31, 2002, 2001 and 2000 was $19,664, $16,722 and $11,524, respectively.

SUMMARY OF INDEBTEDNESS

        As of December 31, 2002, the Operating Partnership's total indebtedness of $1,752,372 (weighted average interest rate of 7.03 percent) was comprised of $105,178 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 2.41 percent) and fixed rate debt of $1,647,194 (weighted average rate of 7.33 percent).

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

REPURCHASE OF GENERAL PARTNER UNITS

        On September 13, 2000, the Board of Directors of the Corporation authorized an increase to the Corporation's share repurchase program ("Repurchase Program") under which the Corporation was permitted to purchase up to an additional $150,000 of the Corporation's outstanding common stock. The Corporation purchased for constructive retirement 3,711,400 shares of its outstanding common stock for an aggregate cost of approximately $103,482 from September 13, 2000 through December 31, 2002. Concurrent with these purchases, the Corporation sold to the Operating Partnership 3,711,400 common units for approximately $103,482. From January 1, 2003 through February 14, 2003, the Corporation purchased an additional 35,000 shares of its common stock for an aggregate cost of approximately $1,030. Concurrent with these purchases, the Corporation sold to the Operating Partnership 35,000 common units for approximately $1,030.

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

STOCK OPTION PLANS

        In September 2000, the Corporation established the 2000 Employee Stock Option Plan ("2000 Employee Plan") and the 2000 Director Stock Option Plan ("2000 Director Plan"). In May 2002, shareholders of the Corporation approved amendments to both plans to increase the total shares reserved for issuance under both plans from 2,700,000 to 4,350,000 shares (subject to adjustment) of the Corporation's common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan). In 1994, and as subsequently amended, the Corporation established the Mack-Cali Employee Stock Option Plan ("Employee Plan") and the Mack-Cali Director Stock Option Plan ("Director Plan") under which a total of 5,380,188 shares (subject to adjustment) of the Corporation's common stock have been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan). Stock options granted under the Employee Plan in 1994 and 1995 have become exercisable over a three-year period and those options granted under both the 2000 Employee Plan and Employee Plan subsequent to 1995 become exercisable over a five-year period. All stock options granted under both the 2000 Director Plan and Director Plan become exercisable in one year. All options were granted at the fair market value at the dates of grant and have terms of ten years. As of December 31, 2002 and December 31, 2001, the stock options outstanding had a weighted average remaining contractual life of approximately 6.4 and 7.5 years, respectively.

        Information regarding the Corporation's stock option plans is summarized below:

	Shares Under Options	Weighted Average Exercise Price
Outstanding at January 1, 2000	3,727,151	$31.86
Granted	1,523,900	$26.75
Exercised	(117,053)	$21.45
Lapsed or canceled	(500,679)	$34.64

Outstanding at December 31, 2000	4,633,319	$30.14
Granted	1,045,300	$28.85
Exercised	(904,401)	$22.87
Lapsed or canceled	(262,332)	$30.47

Outstanding at December 31, 2001	4,511,886	$31.28
Granted	—	—
Exercised	(646,027)	$26.37
Lapsed or canceled	(279,929)	$31.22

Outstanding at December 31, 2002	3,585,930	$32.19

Options Exercisable at December 31, 2001	1,842,951	$34.63
Options Exercisable at December 31, 2002	2,553,710	$33.97

Available for grant at December 31, 2001	1,474,263
Available for grant at December 31, 2002	3,402,853

        The weighted average fair value of options granted during 2001 and 2000 were $2.53 and $3.40 per option, respectively. The fair value of each significant option grant is estimated on the date of grant using the Black-Scholes model. The following weighted average assumptions are included in the Corporation's fair value calculations of stock options:

	2001	2000
Expected life (in years)	6	6
Risk-free interest rate	4.99%	5.67%
Volatility	17.26%	22.66%
Dividend yield	8.46%	8.82%

        There were no stock options granted during 2002.

        On January 22, 2003, the Corporation granted 894,800 employee stock options at an exercise price of $28.47 per share.

STOCK WARRANTS

        The Corporation has 252,500 warrants outstanding which enable the holders to purchase an equal number of shares of common stock of the Corporation ("Stock Warrants") at $33 per share (the market price at date of issuance). Such warrants are all currently exercisable and expire on January 31, 2007.

        The Corporation also has 389,976 Stock Warrants outstanding which enable the holders to purchase an equal number of shares of common stock of the Corporation at $38.75 per share (the market price at date of issuance). Such warrants are all currently exercisable and expire on December 12, 2007.

        Information regarding the Corporation's Stock Warrants is summarized below:

Warrants
Outstanding at January 1, 2002	749,976
Exercised	(107,500)
Lapsed or canceled	—

Outstanding at December 31, 2002	642,476

Exercisable at December 31, 2002	642,476

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

        Information regarding the Restricted Stock Awards is summarized below:

Shares
Outstanding at January 1, 2000	211,593
Granted	—
Vested	(70,386)
Canceled	(5,100)

Outstanding at December 31, 2000	136,107
Granted	94,934
Vested	(25,354)
Canceled	(7,408)

Outstanding at December 31, 2001	198,279
Granted	—
Vested	(44,543)
Canceled	—

Outstanding at December 31, 2002	153,736

        On January 2, 2003, the Corporation issued 168,000 shares of Restricted Stock Awards to its five executive officers (Mitchell E. Hersh, Timothy M. Jones, Barry Lefkowitz, Roger W. Thomas and Michael Grossman) and entered into certain other agreements in connection therewith, as well as certain agreements amending the terms of the restricted share award agreements with such executive officers originally entered into in 1999 and 2001.

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

        During the years ended December 31, 2002, 2001 and 2000, 5,324, 5,446 and 4,227 deferred stock units were earned, respectively. As of December 31, 2002 and 2001, there were 18,315 and 12,991 director stock units outstanding, respectively.

EARNINGS PER UNIT

        Basic EPU excludes dilution and is computed by dividing net income available to common unitholders by the weighted average number of units outstanding for the period. Diluted EPU reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units.

        The following information presents the Operating Partnership's results for the years ended December 31, 2002, 2001 and 2000 in accordance with FASB No. 128:

	Year Ended December 31,
	2002		2001		2000
	Basic EPU	Diluted EPU	Basic EPU	Diluted EPU	Basic EPU	Diluted EPU
Net income available to common unitholders	$158,991	$158,991	$150,190	$150,190	$210,950	$210,950
Add: Net income attributable to Operating Partnership—preferred units		—	—	—	—	15,441

Adjusted net income	$158,991	$158,991	$150,190	$150,190	$210,950	$226,391

Weighted average units	65,109	65,427	64,495	64,775	66,392	73,070

Per Unit	$2.44	$2.43	$2.33	$2.32	$3.18	$3.10

        The following schedule reconciles the shares used in the basic EPU calculation to the units used in the diluted EPU calculation:

	Year Ended December 31,
	2002	2001	2000
Basic EPU Units	65,109	64,495	66,392
Add: Operating Partnership—Preferred Units (after conversion to common units)	—	—	6,485
Stock options	302	270	188
Restricted Stock Awards	14	10	5
Stock Warrants	2	—	—

Diluted EPU Units	65,427	64,775	73,070

        Preferred Units outstanding in 2002 and 2001 were not included in the 2002 and 2001 computations of diluted EPU as such units were anti-dilutive during the periods.

        Through December 31, 2002, under the Repurchase Program, the Corporation purchased for constructive retirement, a total of 5,580,600 shares of its outstanding common stock for an aggregate cost of approximately $156,044. Concurrent with these purchases, the Corporation sold an equal number of common units to the Operating Partnership.

12. REDEEMABLE PARTNERSHIP UNITS

Preferred Units

        The Preferred Units have a stated value of $1,000 per unit and are preferred as to assets over any class of common units or other class of preferred units of the Operating Partnership based on circumstances per the applicable unit certificates. The quarterly distribution on each Preferred Unit is an amount equal to the greater of (i) $16.875 (representing 6.75 percent of the Preferred Unit stated value of an annualized basis) or (ii) the quarterly distribution attributable to a Preferred Unit determined as if such unit had been converted into common units, subject to adjustment for customary anti-dilution rights. Each of the Preferred Units may be converted at any time into common units at a conversion price of $34.65 per unit. Common units received pursuant to such conversion may be redeemed for an equal number of shares of common stock. At any time after June 11, 2005, the Operating Partnership may cause the mandatory conversion of the Preferred Units into common units at the conversion price of $34.65 per unit if, for at least 20 of the prior consecutive 30 days, the closing price of the Corporation's common stock equals or exceeds $34.65. The Operating Partnership is prohibited from taking certain actions that would adversely affect the rights of the holders of Preferred Units without the consent of at least 66 2/3 percent of the outstanding Preferred Units, including authorizing, creating or issuing any additional preferred units ranking senior to or equal with the Preferred Units; provided, however, that such consent is not required if the Corporation issues preferred units ranking equal (but not senior) to the Preferred Units in an aggregate amount up to the greater of (a) $200,000 in stated value and (b) 10 percent of the sum of (1) the combined market capitalization of the Corporation's common stock and the Operating Partnership's common and Preferred Units, as converted into common stock, and (2) the aggregate liquidation preference on any of the Corporation's non-convertible preferred stock or the Operating Partnership's Preferred Units. As of December 31, 2002, the calculation in the above clause (b) was $216,230.

        As of December 31, 2001, the Operating Partnership had 220,340 Series B Preferred Units outstanding (convertible into 6,359,019 common units).

        During the year ended December 31, 2002, 4,446 Series B Preferred Units were converted into 128,312 common units.

        As of December 31, 2002, there were 215,894 Series B Preferred Units outstanding (convertible into 6,230,707 common units).

Common Units

        At January 1, 2001, the Operating Partnership had 7,963,725 common units outstanding.

        Certain individuals and entities own common units in the Operating Partnership. A common unit and a share of common stock of the General Partner have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the Operating Partnership. Common units are redeemable by the common unitholders at their option, subject to certain restrictions, on the basis of one common unit for either one share of common stock or cash equal to the fair market value of a share at the time of the redemption. The General Partner has the option to deliver shares of common stock in exchange for all or any portion of the cash requested. The common unitholders may not put the units for cash to the General Partner or the Operating Partnership. When a unitholder redeems a common unit for common stock of the Corporation, limited partners' capital is reduced and the General Partners' capital is increased.

        During the year ended December 31, 2001, 8,950 common units were redeemed for an equivalent number of shares of common stock of the Corporation.

        As of December 31, 2001, there were 7,954,775 common units outstanding.

        During the year ended December 31, 2002, the Operating Partnership issued 128,312 common units in connection with the conversion of 4,446 Preferred Units, redeemed an aggregate of 268,281 common units for an equivalent number of shares of common stock of the Corporation, and redeemed 1,000 common units for cash.

        As of December 31, 2002, there were 7,813,806 common units outstanding.

Unit Warrants

        The Operating Partnership had 2,000,000 Unit Warrants outstanding which enabled the holders to purchase an equal number of common units at $37.80 per unit, all of which expired unexercised on December 11, 2002. Upon expiration, the carrying value of the Unit Warrants was allocated on a prorata basis to the general partner and limited partners.

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

14. EMPLOYEE BENEFIT PLAN

        All employees of the Operating Partnership who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan (the "401(k) Plan"). The 401(k) Plan allows eligible employees to defer up to 15 percent of their annual compensation, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Operating Partnership, at management's discretion, may match employee contributions and/or make discretionary contributions. Management has approved, for the year ended December 31, 2002, a Operating Partnership matching contribution to be paid under the 401(k) Plan equal to 50 percent of the first 3.5 percent of annual salary, as defined in the 401(k) Plan, contributed to the plan in 2002. Total expense recognized by the Operating Partnership for the years ended December 31, 2002, 2001 and 2000 was $313, $400 and $0, respectively.

15. DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

        The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgement is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Operating Partnership could realize on disposition of the financial instruments at December 31, 2002 and 2001. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

        Cash equivalents, receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of December 31, 2002 and 2001.

        The estimated fair value (excluding prepayment penalties) of the Senior Unsecured Notes and mortgages and loans payable as of December 31, 2002 approximated the carrying values of $1,205,607 and $560,572, respectively, and as of December 31, 2001 approximated the carrying values of $1,126,759 and $518,555, respectively, based upon then current interest rates for debt with similar terms and remaining maturities. Revolving credit facility borrowings as of December 31, 2002 and 2001 approximated the carrying values of $73,000 and $59,500, respectively.

        Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2002 and 2001. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2002 and current estimates of fair value may differ significantly from the amounts presented herein.

16. COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS

Harborside Financial Center

        Pursuant to an agreement with the City of Jersey City, New Jersey, the Operating Partnership is required to make payments in lieu of property taxes ("PILOT") on its Harborside Plaza 2 and 3 properties. The agreement, which commenced in 1990, is for a term of 15 years. Such PILOT is equal to two percent of Total Project Costs, as defined, in year one and increases by $75 per annum through year 15. Total Project Costs, as defined, are $145,644. The PILOT totaled $3,763, $3,688 and $3,613 for the years ended December 31, 2002, 2001 and 2000, respectively. The PILOT on these two properties has been challenged as part of a larger effort by several neighboring towns to question past practices of the City of Jersey City in attracting large development. If this challenge is successful, the properties will be placed back on the regular tax roles for tax years beginning with 1998. While the Operating Partnership cannot at this time determine the likely outcome of this challenge, the effect, if successful, of the challenge on the tax assessments against the properties, or the amount of the increase, if any, in taxes assessed resulting from a successful challenge, the Operating Partnership does not believe that the outcome will result in a material adverse impact to the Operating Partnership as there is the potential that the majority of any increase in the expense at the properties may be passed along to the properties' tenants.

        The Operating Partnership entered into a similar PILOT agreement with the City of Jersey City, New Jersey on its Harborside Plaza 4-A property. The agreement, which commenced in 2000, is for a term of 20 years. The PILOT is equal to two percent of Total Project costs, as defined, and increases by 10 percent in years 7, 10 and 13 and by 50 percent in year 16. Total Project costs, as defined, are $45,497. The PILOT totaled $910, $891 and $86 for the years ended December 31, 2002, 2001 and 2000, respectively.

        Additionally, the Operating Partnership entered into a similar PILOT agreement with the City of Jersey City, New Jersey on its Harborside Plaza 5 property. The agreement, which commences upon substantial completion of the property, as defined, is for a term of 20 years. The PILOT is equal to two percent of Total Project Costs, as defined, and increases by 10 percent in years 7, 10 and 13, and by 50 percent in year 16. Total Project Costs, per the agreement, are the greater of $132,294 or actual Total Project Costs, as defined. The PILOT totaled $867, $0 and $0 for the years ended December 31, 2002, 2001 and 2000, respectively.

        The Operating Partnership is a defendant in other litigation arising in the normal course of business activities. Management does not believe that the ultimate resolution of these matters will have a materially adverse effect upon the Operating Partnership.

GROUND LEASE AGREEMENTS

        Future minimum rental payments under the terms of all non-cancelable ground leases under which the Operating Partnership is the lessee, as of December 31, 2002, are as follows:

Year	Amount
2003	$574
2004	578
2005	578
2006	578
2007	576
2008 through 2080	21,347

Total	$24,231

        Ground lease expense incurred during the years ended December 31, 2002, 2001 and 2000 amounted to $591, $569 and $570, respectively.

OTHER

        The Operating Partnership may not dispose of or distribute certain of its properties, currently comprising 141 properties with an aggregate net book value of approximately $1,845,004, which were originally contributed by members of either the Mack Group (which includes William L. Mack, Chairman of the Corporation's Board of Directors; Earle I. Mack, director; and Mitchell E. Hersh, chief executive officer and director), the Robert Martin Group (which includes Robert F. Weinberg, director; Martin W. Berger, a former director; and Timothy M. Jones, president) or the Cali Group (which includes John J. Cali, director and John R. Cali, director) without the express written consent of a representative of the Mack Group, the Robert Martin Group or the Cali Group, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate Mack Group, Robert Martin Group or Cali Group members for the tax consequences of the recognition of such built-in-gains (collectively, the "Property Lock-Ups"). The aforementioned restrictions do not apply in the event that the Operating Partnership sells all of its properties or in connection with a sale transaction which the Corporation's Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Operating Partnership or to cure any material monetary default on any mortgage secured by a property. The Property Lock-Ups expire periodically through 2008. Upon the expiration of the Property Lock-Ups, the Operating Partnership is required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate Mack Group, Robert Martin Group or Cali Group members.

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

        Future minimum rentals to be received under non-cancelable operating leases at December 31, 2002 are as follows:

Year	Amount
2003	$471,659
2004	432,267
2005	377,838
2006	320,744
2007	262,722
Thereafter	840,491

Total	$2,705,721

18. SEGMENT REPORTING

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

        Selected results of operations for the years ended December 31, 2002, 2001 and 2000 and selected asset information as of December 31, 2002 and 2001 regarding the Operating Partnership's operating segment are as follows:

	Total Segment	Corporate & Other (e)	Total Operating Partnership
Total contract revenues (a)
2002	$558,809	$1,276	$560,085	(f)
2001	560,680	3,265	563,945	(g)
2000	551,687	3,807	555,494	(h)
Total operating and interest expenses (b):
2002	$220,148	$82,858	$303,006	(i)
2001	179,210	135,969	315,179	(j)
2000	174,116	126,700	300,816	(k)
Equity in earnings:
2002	$10,403	$4,390	$14,793
2001	8,729	275	9,004
2000	6,055	2,000	8,055
Net operating income (c):
2002	$349,064	$(77,192)	$271,872	(f) (i)
2001	390,199	(132,429)	257,770	(g) (j)
2000	383,626	(120,893)	262,733	(h) (k)
Total assets:
2002	$3,761,665	$34,764	$3,796,429
2001	3,710,411	36,359	3,746,770
Total long-lived assets (d):
2002	$3,648,390	$5,254	$3,653,644
2001	3,595,012	24,349	3,619,361

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

(f)
Excludes $9,477 of adjustments for straight-lining of rents and $52 for the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures.

(g)
Excludes $11,316 of adjustments for straight-lining of rents and $83 for the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures.

(h)
Excludes $12,580 of adjustments for straight-lining of rents and $24 for the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures.

(i)
Excludes $109,513 of depreciation and amortization.

(j)
Excludes $91,471 of depreciation and amortization.

(k)
Excludes $92,088 of depreciation and amortization and non-recurring charges of $37,139.

19.  RELATED PARTY TRANSACTIONS

        William L. Mack, Chairman of the Board of Directors of the Corporation ("W. Mack"), is a principal in the Apollo real estate funds, which owns approximately a 7.5 percent interest in Insignia/ESG, Inc. ("Insignia"), a publicly-traded commercial leasing and real estate services company. The Operating Partnership has paid Insignia commissions on numerous leasing transactions, as well as for the sale of five of its properties. The Operating Partnership paid commissions to Insignia amounting to approximately $1,975, $2,750 and $4,801 for the years ended December 31, 2002, 2001 and 2000, respectively. In addition, American Financial Exchange, an unconsolidated joint venture in which the Operating Partnership has a 50 percent interest, paid Insignia approximately $0, $1,305 and $3,027 in commissions for the years ended December 31, 2002, 2001 and 2000, respectively. The Operating Partnership had engaged Insignia as its exclusive leasing agent at Harborside Financial Center through late 2002. Additionally, an affiliate of Insignia leased 40,504 square feet at one of the Operating Partnership's office properties, which was sold by the Operating Partnership in May 2002. The Operating Partnership recognized $386, $836 and $880, respectively, in revenue under this lease for the years ended December 31, 2002, 2001 and 2000, and had no accounts receivable as of December 31, 2002 and 2001.

        W. Mack and Earle I. Mack, a director of the Corporation ("E. Mack"), are the executive officers, directors and stockholders of a corporation that entered into a lease in 2000 at one of the Operating Partnership's office properties for approximately 7,801 square feet, which is scheduled to expire in November 2005. The Operating Partnership has recognized $220, $217 and $29 in revenue under this lease for the years ended December 31, 2002, 2001 and 2000, respectively, and had accounts receivable of $1 and $0, respectively, from the corporation as of December 31, 2002 and 2001.

        In connection with the Mack transaction in December 1997, the Operating Partnership agreed to provide certain services through December 2000 to an entity, whose principals include W. Mack and E. Mack. The Operating Partnership recognized revenue of $0, $0 and $958 for the years ended December 31, 2002, 2001 and 2000, respectively, under this agreement.

        The Operating Partnership has conducted business with certain entities ("RMC Entity" or "RMC Entities"), whose principals include Timothy M. Jones, Robert F. Weinberg and Martin S. Berger, each of whom are affiliated with the Operating Partnership as the president of the Corporation, a current member of the Board of Directors and a former director of the Board of Directors of the Corporation. In connection with the Operating Partnership's acquisition of 65 Class A properties from The Robert Martin Company ("Robert Martin") on January 31, 1997, as subsequently modified, the Operating Partnership granted Robert Martin the right to designate one seat on the Corporation's Board of Directors ("RM Board Seat"), which right has since expired. Robert Martin designated Martin S. Berger and Robert F. Weinberg to jointly share the RM Board Seat, as follows: Mr. Weinberg served as a member of the Board of Directors of the Corporation from 1997 until December 1, 1998, at which time Mr. Weinberg resigned and Mr. Berger was appointed to serve in such capacity. Mr. Berger served as a member of the Board of Directors of the Corporation from December 1, 1998 until March 6, 2001, at which time Mr. Berger resigned and Mr. Weinberg was appointed to serve in such capacity until the Corporation's 2003 annual meeting of stockholders. If the Corporation elects to nominate for re-election to its Board of Directors a designee of Robert Martin at the Corporation's 2003 annual meeting of stockholders, then Mr. Berger and Mr. Weinberg have agreed that Mr. Berger will be so nominated and the seat will be rotated among Mr. Berger and Mr. Weinberg every 12 months commencing on the 12 month anniversary of the 2003 annual meeting of stockholders. Upon the death of Mr. Berger or Mr. Weinberg, the surviving person shall solely fill the remainder of the term of the RM Board Seat. Such business was as follows:

  (1)
  The Operating Partnership had engaged RMC Entities to perform management, leasing and construction-related services for certain of the Operating Partnership's properties. The

    Operating Partnership paid these RMC Entities $23, $77 and $87 for such services for the years ended December 31, 2002, 2001 and 2000, respectively.

  (2)
  In separate transactions, the Operating Partnership acquired properties from RMC Entities in 2001 and 2002, as follows:

  (a)
  On August 3, 2001, the Operating Partnership acquired two office/flex properties aggregating 168,177 square feet located in Hawthorne, Westchester County, New York, for a total cost of approximately $14,846; and

  (b)
  On September 13, 2001, the Operating Partnership acquired approximately five acres of developable land located in Elmsford, Westchester County, New York for approximately $1,000. The Operating Partnership constructed on the acquired land a fully pre-leased 33,000 square-foot office/flex building, which commenced initial operations in April 2002.

  (c)
  On June 12, 2002, the Operating Partnership acquired three land parcels located in Hawthorne and Yonkers, Westchester County, New York in one transaction for a total cost of approximately $2,600.

  (3)
  The Operating Partnership had a loan payable of $500 to an RMC Entity in connection with the Operating Partnership's acquisition in May 1999 of 2.5 acres of land, which the Operating Partnership acquired for a total cost of approximately $2,200, of which $1,500 was paid in cash. The loan required quarterly payments of interest only at an annual interest rate of 10.5 percent. The Operating Partnership repaid the loan in full in October 2002 and incurred $43, $53 and $57 in interest expense for the years ended December 2002, 2001 and 2000, respectively, in connection with the loan.

  (4)
  The Operating Partnership provides management, leasing and construction-related services to properties in which RMC Entities have an ownership interest. The Operating Partnership recognized approximately $2,024, $2,072 and $1,579 in revenue from RMC Entities for the years ended December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002 and 2001, respectively, the Operating Partnership had no accounts receivable from RMC Entities.

  (5)
  An RMC Entity leases space at one of the Operating Partnership's office properties for approximately 3,330 square feet, which currently carries a month-to-month term. The Operating Partnership has recognized $89, $89 and $92, respectively, in revenue under this lease for the years ended December 31, 2002, 2001 and 2000, and had no accounts receivable due from the RMC Entity, as of December 31, 2002 and 2001.

        Mr. Berger holds a 24 percent interest, acts as chairman and chief executive officer, Mr. Weinberg also holds a 24 percent interest and is a director, and W. Mack holds a nine percent interest and is director of City and Suburban Federal Savings Bank and/or one of its affiliates, which leases a total of 15,879 square feet of space at two of the Operating Partnership's office properties, comprised of 3,037 square feet scheduled to expire in June 2008 and 12,842 square feet scheduled to expire in April 2013. The Operating Partnership has recognized $306, $295 and $283 in revenue under the leases for the years ended December 31, 2002, 2001 and 2000, respectively, and had no accounts receivable from the company as of December 31, 2002 and 2001.

        Vincent Tese, a director of the Corporation, is also currently a director of Cablevision, Inc. who, through its affiliates, leases an aggregate of 58,885 square feet of office space, as well as has several telecom licensing agreements at the Operating Partnership's properties. The Operating Partnership recognized approximately $1,464, $1,101 and $596 in total revenue from affiliates of Cablevision for the years ended December 31, 2002, 2001 and 2000, respectively, and had accounts receivable of $0 and $7, respectively, as of December 31, 2002 and 2001.

        W. Mack and Vincent Tese are both currently members of the Board of Directors of Bear Stearns & Co. Inc. Roy Zuckerberg, a director of the Corporation, is also currently on the Board of Directors of Goldman Sachs & Co. Bear Stearns and Goldman Sachs have both acted as underwriters on several of the Operating Partnership's previously-completed public debt offerings.

        The son of a former director of the Corporation, who was also a former officer of the Operating Partnership, served as an officer and continues to have a financial interest in a company which provides cleaning and other related services to certain of the Operating Partnership's properties. The Operating Partnership has incurred costs from this company of approximately $5,648, $4,674 and $3,164 for the years ended December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002 and 2001, respectively, the Operating Partnership had accounts payable of approximately $0 and $4 to this company.

        Pursuant to an agreement between the Operating Partnership and certain members and associates of the Cali family executed June 27, 2000, John J. Cali is to serve as the Chairman Emeritus and a Board member of the Corporation, and as a consultant to the Operating Partnership and is paid an annual salary of $150 from June 27, 2000 through June 27, 2003. Additionally, the Operating Partnership provides office space and administrative support to John J. Cali, Angelo Cali, his brother, and Ed Leshowitz, his business partner. Such services are in effect from June 27, 2000 through June 27, 2004.

20.  NON-RECURRING CHARGES

        On June 27, 2000, both Brant Cali and John R. Cali resigned their positions as officers of the Corporation and Brant Cali resigned as a director of the Corporation. John R. Cali was appointed to the Board of Directors of the Corporation to take the seat previously held by Brant Cali. As required by Brant Cali and John R. Cali's employment agreements with the Operating Partnership: (i) the Operating Partnership paid $2,820 and $2,806 (less applicable withholding) to Brant Cali and John R. Cali, respectively; (ii) all options to acquire shares of the Corporation's common stock and Restricted Stock Awards (as hereinafter defined) held by Brant Cali and John R. Cali became fully vested on the effective date of their resignations from the Operating Partnership. All costs associated with Brant Cali and John R. Cali's resignations, which totaled approximately $9,228, are included in non-recurring charges for the year ended December 31, 2000.

        On September 21, 2000, the Operating Partnership and Prentiss Properties Trust, a Maryland REIT ("Prentiss"), mutually agreed to terminate the agreement and plan of merger ("Merger Agreement") dated as of June 27, 2000, among the Corporation, the Operating Partnership, Prentiss and Prentiss Properties Acquisition Partners, L.P., a Delaware limited partnership of which Prentiss (through a wholly-owned direct subsidiary) is the sole general partner ("Prentiss Partnership"). In connection with such termination, the Operating Partnership deposited $25,000 into escrow for the benefit of Prentiss and Prentiss Partnership. This cost and approximately $2,911 of other costs associated with the termination of the Merger Agreement are included in non-recurring charges for the year ended December 31, 2000. Simultaneous with the termination, the Operating Partnership sold to Prentiss its 270,703 square-foot Cielo Center property located in Austin, Travis County, Texas, and recognized a gain of approximately $10,036.

        The Operating Partnership had no non-recurring charges for the years ended December 31, 2002 and 2001. The components of the Operating Partnership's non-recurring charges for the year ended December 31, 2000 is as follows:

Amount deposited into escrow for the benefit of Prentiss and Prentiss Partnership in connection with the termination of the Prentiss Merger Agreement	$25,000
Legal and other costs associated with the termination of the Prentiss Merger Agreement	2,911

Total non-recurring charges in connection with termination of the Prentiss Merger Agreement		$27,911
Payment per Employment Agreement to Brant Cali in connection with his resignation	2,820
Payment per Employment Agreement to John R. Cali in connection with his resignation	2,806
Stock options charge in connection with change to Brant Cali's options outstanding in connection with his resignation	1,550
Restricted stock accelerated vesting in connection with resignations of Brant Cali and John R. Cali	1,097
Legal and other costs associated with Brant Cali and John R. Cali's resignations	955

Total non-recurring charges in connection with resignations of Brant Cali and John R. Cali	9,228

Total non-recurring charges for the year ended December 31, 2000		$37,139

21.  IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

SFAS No. 145

        In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, Rescission of SFAS No. 4, 44, and 64, Amendment of FASB No. 13 and Technical Corrections. This statement eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary unless they meet the criteria of APB Opinion 30. Debt extinguishments that were classified as extraordinary in prior periods presented that do not meet the criteria of APB Opinion 30 shall be reclassified. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The impact of the adoption of SFAS No. 145 is not expected to have a material impact on the Operating Partnership's financial position or results of operations.

SFAS No. 146

        SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was recently issued in July 2002 and nullifies EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).

        The principal difference between SFAS No. 146 and EITF 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the Board in FAS 146 is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, SFAS 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3 and also establishes that fair value is the objective for initial measurement of the liability.

        The provisions of SFAS No. 146 shall be effective for exit or disposal activities initiated after December 31, 2002. Previously issued financial statements shall not be restated. For purposes of SFAS No. 146, an exit or disposal activity is initiated when management, having the authority to approve the action, commits to an exit or disposal plan or otherwise disposes of a long-lived asset (disposal group) and, if the activity involves the termination of employees, the criteria for a plan of termination in SFAS No. 146. The Operating Partnership is evaluating the potential impact of the adoption of FASB No. 146 on the Operating Partnership's financial position or results of operations.

FASB Interpretation No. 45

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which changes the accounting for, and disclosure of certain guarantees. Beginning with transactions entered into after December 31, 2002, certain guarantees are to be recorded at fair value, which is different from prior practice, under which a liability was recorded only when a loss was probable and reasonably estimable. In general, the change applies to contracts or indemnification agreements that contingently require the Operating Partnership to make payments to a guaranteed third-party based on changes in an underlying asset, liability, or an equity security of the guaranteed party.

        While the accounting provisions only apply for new transactions entered into after December 31, 2002, the Interpretation requires the Operating Partnership to include, and the Operating Partnership has included, new disclosures in these financial statements.

FASB Interpretation No. 46

        On January 17, 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires additional disclosures. The Operating Partnership is assessing the impact of this interpretation on its accounting for investments in unconsolidated joint ventures (see Note 4).

22.  CONDENSED QUARTERLY FINANCIAL INFORMATION (unaudited)

The following summarizes the condensed quarterly financial information for the Operating Partnership:

Quarter Ended 2002:	December 31	September 30	June 30	March 31
Total revenues	$141,619	$143,408	$141,458	$143,129

Operating and other expenses	43,257	41,994	41,217	41,661
General and administrative	6,921	5,525	7,903	6,705
Depreciation and amortization	28,738	29,300	27,522	23,953
Interest expense	29,439	26,429	25,596	26,359

Total expenses	108,355	103,248	102,238	98,678

Equity in earnings of unconsolidated joint ventures	4,519	2,205	9,374	(1,305)

Income before realized gains (losses) and unrealized losses on disposition of rental property	37,783	42,365	48,594	43,146
Realized gains (losses) and unrealized losses on disposition of rental property	45	456	(4,840)	7,098

Net income	37,828	42,821	43,754	50,244
Preferred unit distributions	(3,925)	(3,925)	(3,863)	(3,943)

Net income available to common unitholders	$33,903	$38,896	$39,891	$46,301

Basic earning per unit:
Net income	$0.52	$0.60	$0.61	$0.72
Diluted earnings per unit:
Net income	$0.52	$0.59	$0.61	$0.70
Distributions declared per common unit	$0.63	$0.63	$0.62	$0.62

Quarter Ended 2001:	December 31	September 30	June 30	March 31
Total revenues	$141,838	$144,028	$146,381	$143,097
Operating and other expenses	41,804	43,865	43,895	45,122
General and administrative	6,857	8,767	6,856	6,010
Depreciation and amortization	23,507	22,529	21,951	23,484
Interest expense	27,311	27,772	28,555	28,365

Total expenses	99,479	102,933	101,257	102,981

Equity in earnings of unconsolidated joint ventures	1,674	1,884	2,037	3,409

Income before realized gains (losses) and unrealized losses on disposition of rental property	44,033	42,979	47,161	43,525
Realized gains (losses) and unrealized losses on disposition of rental property	(2,187)	(11,624)	22,510	(20,563)

Net income	41,846	31,355	69,671	22,962
Preferred unit distributions	(3,943)	(3,943)	(3,879)	(3,879)

Net income available to common unitholders	$37,903	$27,412	$65,792	$19,083

Basic earning per unit:
Net income	$0.59	$0.43	$1.02	$0.29
Diluted earnings per unit:
Net income	$0.58	$0.43	$0.98	$0.29
Distributions declared per common unit	$0.62	$0.62	$0.61	$0.61

MACK-CALI REALTY CORPORATION
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2002
(dollars in thousands)

        SCHEDULE III

							Gross Amount at Which Carried at Close of Period(1)
				Initial Costs
	Year					Costs Capitalized Subsequent to Acquisition
Property Location(2)			Related Encumbrances		Building and Improvements			Building and Improvements		Accumulated Depreciation
	Built	Acquired		Land			Land		Total
ATLANTIC COUNTY, NEW JERSEY
Egg Harbor
100 Decadon Drive (O)	1987	1995	$—	$300	$3,282	$392	$300	$3,674	$3,974	$663
200 Decadon Drive (O)	1991	1995	—	369	3,241	233	369	3,474	3,843	681
BERGEN COUNTY, NEW JERSEY
Fair Lawn
17-17 Rte 208 North (O)	1987	1995	—	3,067	19,415	2,273	3,067	21,688	24,755	4,139
Fort Lee
One Bridge Plaza (O)	1981	1996	—	2,439	24,462	2,087	2,439	26,549	28,988	4,492
2115 Linwood Avenue (O)	1981	1998	—	474	4,419	4,922	474	9,341	9,815	1,332
Little Ferry
200 Riser Road (O)	1974	1997	10,226	3,888	15,551	246	3,888	15,797	19,685	1,987
Montvale
95 Chestnut Ridge Road (O)	1975	1997	2,135	1,227	4,907	623	1,227	5,530	6,757	691
135 Chestnut Ridge Road (O)	1981	1997	—	2,587	10,350	2,302	2,588	12,651	15,239	1,692
Paramus
15 East Midland Avenue (O)	1988	1997	24,790	10,375	41,497	71	10,375	41,568	51,943	5,239
461 From Road (O)	1988	1997	35,000	13,194	52,778	243	13,194	53,021	66,215	6,668
650 From Road (O)	1978	1997	23,316	10,487	41,949	4,060	10,487	46,009	56,496	5,633
140 Ridgewood Avenue (O)	1981	1997	15,392	7,932	31,463	1,249	7,932	32,712	40,644	3,806
61 South Paramus Avenue (O)	1985	1997	15,776	9,005	36,018	4,805	9,005	40,823	49,828	5,753
Rochelle Park
120 Passaic Street (O)	1972	1997	—	1,354	5,415	102	1,357	5,514	6,871	690
365 West Passaic Street (O)	1976	1997	7,468	4,148	16,592	1,916	4,148	18,508	22,656	2,598
Upper Saddle River
1 Lake Street (O)	1994	1997	35,789	13,952	55,812	7	13,953	55,818	69,771	7,039
10 Mountainview Road (O)	1986	1998	—	4,240	20,485	377	4,240	20,862	25,102	2,871
Woodcliff Lake
400 Chestnut Ridge Road (O)	1982	1997	11,611	4,201	16,802	23	4,201	16,825	21,026	2,117
470 Chestnut Ridge Road (O)	1987	1997	4,087	2,346	9,385	2	2,346	9,387	11,733	1,184
530 Chestnut Ridge Road (O)	1986	1997	4,032	1,860	7,441	3	1,860	7,444	9,304	939
300 Tice Boulevard (O)	1991	1996	—	5,424	29,688	2,000	5,424	31,688	37,112	4,772
50 Tice Boulevard (O)	1984	1994	—	4,500	—	26,884	4,500	26,884	31,384	13,110
BURLINGTON COUNTY, NEW JERSEY
Burlington
3 Terri Lane (F)	1991	1998	—	652	3,433	962	658	4,389	5,047	612
5 Terri Lane (F)	1992	1998	—	564	3,792	1,716	569	5,503	6,072	717
Moorestown
2 Commerce Drive (F)	1986	1999	—	723	2,893	59	723	2,952	3,675	220
101 Commerce Drive (F)	1988	1998	—	422	3,528	253	426	3,777	4,203	633
102 Commerce Drive (F)	1987	1999	—	389	1,554	45	389	1,599	1,988	120
201 Commerce Drive (F)	1986	1998	—	254	1,694	91	258	1,781	2,039	250
202 Commerce Drive (F)	1988	1999	—	490	1,963	52	490	2,015	2,505	151
1 Executive Drive (F)	1989	1998	—	226	1,453	209	228	1,660	1,888	300
2 Executive Drive (F)	1988	2000	—	801	3,206	233	801	3,439	4,240	249
101 Executive Drive (F)	1990	1998	—	241	2,262	300	244	2,559	2,803	413
102 Executive Drive (F)	1990	1998	—	353	3,607	254	357	3,857	4,214	593
225 Executive Drive (F)	1990	1998	—	323	2,477	110	326	2,584	2,910	380
97 Foster Road (F)	1982	1998	—	208	1,382	81	211	1,460	1,671	190
1507 Lancer Drive (F)	1995	1998	—	119	1,106	44	120	1,149	1,269	152

MACK-CALI REALTY CORPORATION
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2002
(dollars in thousands)

        SCHEDULE III

							Gross Amount at Which Carried at Close of Period(1)
				Initial Costs
	Year					Costs Capitalized Subsequent to Acquisition
Property Location(2)			Related Encumbrances		Building and Improvements			Building and Improvements		Accumulated Depreciation
	Built	Acquired		Land			Land		Total
1510 Lancer Drive (F)	1998	1998	—	732	2,928	41	735	2,966	3,701	333
840 North Lenola Road (F)	1995	1998	—	329	2,366	200	333	2,562	2,895	370
844 North Lenola Road (F)	1995	1998	—	239	1,714	38	241	1,750	1,991	243
915 North Lenola Road (F)	1998	2000	—	508	2,034	163	508	2,197	2,705	144
1245 North Church Street (F)	1998	2001	—	691	2,810	17	691	2,827	3,518	116
1247 North Church Street (F)	1998	2001	—	805	3,269	17	805	3,286	4,091	135
1256 North Church Street (F)	1984	1998	—	354	3,098	366	357	3,461	3,818	547
224 Strawbridge Drive (O)	1984	1997	—	766	4,335	3,165	766	7,500	8,266	1,693
228 Strawbridge Drive (O)	1984	1997	—	766	4,334	2,901	766	7,235	8,001	1,804
2 Twosome Drive (F)	2000	2001	—	701	2,807	18	701	2,825	3,526	117
30 Twosome Drive (F)	1997	1998	—	234	1,954	49	236	2,001	2,237	289
31 Twosome Drive (F)	1998	2001	—	815	3,276	102	815	3,378	4,193	158
40 Twosome Drive (F)	1996	1998	—	297	2,393	76	301	2,465	2,766	333
41 Twosome Drive (F)	1998	2001	—	605	2,459	12	605	2,471	3,076	118
50 Twosome Drive (F)	1997	1998	—	301	2,330	88	304	2,415	2,719	341
West Deptford
1451 Metropolitan Drive (F)	1996	1998	—	203	1,189	30	206	1,216	1,422	173
ESSEX COUNTY, NEW JERSEY
Millburn
150 J.F. Kennedy Parkway (O)	1980	1997	24,470	12,606	50,425	4,656	12,606	55,081	67,687	6,645
Roseland
101 Eisenhower Parkway (O)	1980	1994	—	228	—	14,603	228	14,603	14,831	8,001
103 Eisenhower Parkway (O)	1985	1994	—	—	—	13,555	2,300	11,255	13,555	5,213
105 Eisenhower Parkway (O)	2001	2001	—	4,430	42,898	(64)	3,835	43,429	47,264	2,051
HUDSON COUNTY, NEW JERSEY
Jersey City
Harborside Financial Center Plaza 1 (O)	1983	1996	61,722	3,923	51,013	—	3,923	51,013	54,936	7,865
Harborside Financial Center Plaza 2 (O)	1990	1996	79,070	17,655	101,546	4,390	15,585	108,006	123,591	16,982
Harborside Financial Center Plaza 3 (O)	1990	1996	79,070	17,655	101,878	4,058	15,585	108,006	123,591	16,981
Harborside Financial Center Plaza 4A (O)	2000	2000	—	1,244	56,144	7,054	1,244	63,198	64,442	3,652
Harborside Financial Center Plaza 5 (O)	2002	2002	—	6,218	170,682	—	6,218	170,682	176,900	2,078
MERCER COUNTY, NEW JERSEY
Hamilton Township
100 Horizon Drive (F)	1989	1995	—	205	1,676	24	172	1,733	1,905	323
200 Horizon Drive (F)	1991	1995	—	205	3,027	213	205	3,240	3,445	565
300 Horizon Drive (F)	1989	1995	—	379	4,355	912	379	5,267	5,646	896
500 Horizon Drive (F)	1990	1995	—	379	3,395	729	344	4,159	4,503	724
600 Horizon Drive (O)	2002	2002	—	—	7,549	(15)	—	7,534	7,534	16
Zero Horizon Drive (L)	n/a	1999	—	498	—	1,799	498	1,799	2,297	89
Princeton
103 Carnegie Center (O)	1984	1996	—	2,566	7,868	709	2,566	8,577	11,143	1,730
100 Overlook Center (O)	1988	1997	—	2,378	21,754	1,606	2,378	23,360	25,738	2,956
5 Vaughn Drive (O)	1987	1995	—	657	9,800	524	657	10,324	10,981	2,061
MIDDLESEX COUNTY, NEW JERSEY
East Brunswick
377 Summerhill Road (O)	1977	1997	—	649	2,594	252	649	2,846	3,495	357
Plainsboro
500 College Road East (O)	1984	1998	—	614	20,626	399	614	21,025	21,639	2,546
South Brunswick
3 Independence Way (O)	1983	1997	—	1,997	11,391	372	1,997	11,763	13,760	1,651
Woodbridge
581 Main Street (O)	1991	1997	17,500	3,237	12,949	19,808	8,115	27,879	35,994	3,204

MACK-CALI REALTY CORPORATION
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2002
(dollars in thousands)

        SCHEDULE III

							Gross Amount at Which Carried at Close of Period(1)
				Initial Costs
	Year					Costs Capitalized Subsequent to Acquisition
			Related Encumbrances		Building and Improvements			Building and Improvements		Accumulated Depreciation
Property Location(2)	Built	Acquired		Land			Land		Total
MONMOUTH COUNTY, NEW JERSEY
Neptune
3600 Route 66 (O)	1989	1995	—	1,098	18,146	53	1,098	18,199	19,297	3,269
Wall Township
1305 Campus Parkway (O)	1988	1995	—	335	2,560	123	335	2,683	3,018	518
1325 Campus Parkway (F)	1988	1995	—	270	2,928	567	270	3,495	3,765	535
1340 Campus Parkway (F)	1992	1995	—	489	4,621	462	489	5,083	5,572	1,137
1345 Campus Parkway (F)	1995	1997	—	1,023	5,703	638	1,024	6,340	7,364	881
1350 Campus Parkway (O)	1990	1995	—	454	7,134	1,153	454	8,287	8,741	1,613
1433 Highway 34 (F)	1985	1995	—	889	4,321	986	889	5,307	6,196	1,221
1320 Wyckoff Avenue (F)	1986	1995	—	255	1,285	6	255	1,291	1,546	231
1324 Wyckoff Avenue (F)	1987	1995	—	230	1,439	126	230	1,565	1,795	306
MORRIS COUNTY, NEW JERSEY
Florham Park
325 Columbia Parkway (O)	1987	1994	—	1,564	—	15,172	1,564	15,172	16,736	6,915
Morris Plains
250 Johnson Road (O)	1977	1997	—	2,004	8,016	574	2,004	8,590	10,594	1,183
201 Littleton Road (O)	1979	1997	—	2,407	9,627	276	2,407	9,903	12,310	1,238
Morris Township
340 Mt. Kemble Avenue (O)	1985	1997	32,178	13,624	54,496	40	13,624	54,536	68,160	6,876
Parsippany
4 Campus Drive (O)	1983	2001	—	5,213	20,984	330	5,213	21,314	26,527	924
6 Campus Drive (O)	1983	2001	—	4,411	17,796	264	4,411	18,060	22,471	783
7 Campus Drive (O)	1982	1998	—	1,932	27,788	107	1,932	27,895	29,827	3,406
8 Campus Drive (O)	1987	1998	—	1,865	35,456	1,510	1,865	36,966	38,831	4,760
9 Campus Drive (O)	1983	2001	—	3,277	11,796	15,727	5,842	24,958	30,800	697
2 Dryden Way (O)	1990	1998	—	778	420	13	778	433	1,211	62
4 Gatehall Drive (O)	1988	2000	—	8,452	33,929	465	8,452	34,394	42,846	2,226
2 Hilton Court (O)	1991	1998	—	1,971	32,007	1,546	1,971	33,553	35,524	3,988
1633 Littleton Road (O)	1978	2002	3,504	2,283	9,550	—	2,283	9,550	11,833	38
600 Parsippany Road (O)	1978	1994	—	1,257	5,594	1,233	1,257	6,827	8,084	1,561
1 Sylvan Way (O)	1989	1998	—	1,689	24,699	394	1,021	25,761	26,782	3,751
5 Sylvan Way (O)	1989	1998	—	1,160	25,214	714	1,160	25,928	27,088	3,239
7 Sylvan Way (O)	1987	1998	—	2,084	26,083	667	2,084	26,750	28,834	3,228
PASSAIC COUNTY, NEW JERSEY
Clifton
777 Passaic Avenue (O)	1983	1994	—	—	—	7,198	1,100	6,098	7,198	2,795
Totowa
1 Center Court (F)	1999	1999	—	270	1,824	713	270	2,537	2,807	381
2 Center Court (F)	1998	1998	—	191	—	2,592	191	2,592	2,783	593
11 Commerce Way (F) '	1989	1995	—	586	2,986	267	586	3,253	3,839	655
20 Commerce Way (F)	1992	1995	—	516	3,108	67	516	3,175	3,691	574
29 Commerce Way (F)	1990	1995	—	586	3,092	725	586	3,817	4,403	796
40 Commerce Way (F)	1987	1995	—	516	3,260	438	516	3,698	4,214	952
45 Commerce Way (F)	1992	1995	—	536	3,379	197	536	3,576	4,112	747
60 Commerce Way (F)	1988	1995	—	526	3,257	274	526	3,531	4,057	702
80 Commerce Way (F)	1996	1996	—	227	—	1,678	227	1,678	1,905	654
100 Commerce Way (F)	1996	1996	—	226	—	1,677	226	1,677	1,903	654
120 Commerce Way (F)	1994	1995	—	228	—	1,212	228	1,212	1,440	219
140 Commerce Way (F)	1994	1995	—	229	—	1,211	229	1,211	1,440	219
999 Riverview Drive (O)	1988	1995	—	476	6,024	462	476	6,486	6,962	1,240
Wayne
201 Willowbrook Boulevard (O)	1970	1997	7,658	3,103	12,410	4,567	3,103	16,977	20,080	1,756

MACK-CALI REALTY CORPORATION
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2002
(dollars in thousands)

        SCHEDULE III

							Gross Amount at Which Carried at Close of Period(1)
				Initial Costs
	Year					Costs Capitalized Subsequent to Acquisition
			Related Encumbrances		Building and Improvements			Building and Improvements		Accumulated Depreciation
Property Location(2)	Built	Acquired		Land			Land		Total
SOMERSET COUNTY, NEW JERSEY
Basking Ridge
106 Allen Road (O)	2000	2000	—	3,853	14,465	2,327	3,457	17,188	20,645	1,379
222 Mt. Airy Road (O)	1986	1996	3,386	775	3,636	17	775	3,653	4,428	586
233 Mt. Airy Road (O)	1987	1996	—	1,034	5,033	1,646	1,034	6,679	7,713	969
Bridgewater
721 Route 202/206 (O)	1989	1997	23,000	6,730	26,919	563	6,730	27,482	34,212	3,548
UNION COUNTY, NEW JERSEY
Clark
100 Walnut Avenue (O)	1985	1994	—	—	—	18,600	1,822	16,778	18,600	8,232
Cranford
6 Commerce Drive (O)	1973	1994	—	250	—	2,742	250	2,742	2,992	1,747
11 Commerce Drive (O)	1981	1994	—	470	—	5,906	470	5,906	6,376	3,313
12 Commerce Drive (O)	1967	1997	—	887	3,549	1,303	887	4,852	5,739	545
20 Commerce Drive (O)	1990	1994	—	2,346	—	22,250	2,346	22,250	24,596	8,223
25 Commerce Drive (O)	1971	2002	—	1,520	6,186	—	1,520	6,186	7,706	64
65 Jackson Drive (O)	1984	1994	—	541	—	7,090	542	7,089	7,631	3,446
New Providence
890 Mountain Road (O)	1977	1997	—	2,796	11,185	4,397	3,765	14,613	18,378	1,831
DUTCHESS COUNTY, NEW YORK
Fishkill
300 South Lake Drive (O)	1987	1997	—	2,258	9,031	624	2,258	9,655	11,913	1,205
NASSAU COUNTY, NEW YORK
North Hempstead
600 Community Drive (O)	1983	1997	—	11,018	44,070	540	11,018	44,610	55,628	5,617
111 East Shore Road (O)	1980	1997	—	2,093	8,370	365	2,093	8,735	10,828	1,091
ROCKLAND COUNTY, NEW YORK
Suffern
400 Rella Boulevard (O)	1988	1995	—	1,090	13,412	2,687	1,090	16,099	17,189	3,178
WESTCHESTER COUNTY, NEW YORK
Elmsford
11 Clearbrook Road (F)	1974	1997	—	149	2,159	153	149	2,312	2,461	333
75 Clearbrook Road (F)	1990	1997	—	2,314	4,716	5	2,314	4,721	7,035	698
100 Clearbrook Road (O)	1975	1997	—	220	5,366	312	220	5,678	5,898	1,048
125 Clearbrook Road (F)	2002	2002	—	1,055	3,676	(63)	1,055	3,613	4,668	122
150 Clearbrook Road (F)	1975	1997	—	497	7,030	520	497	7,550	8,047	1,134
175 Clearbrook Road (F)	1973	1997	—	655	7,473	676	655	8,149	8,804	1,255
200 Clearbrook Road (F)	1974	1997	—	579	6,620	581	579	7,201	7,780	1,140
250 Clearbrook Road (F)	1973	1997	—	867	8,647	751	867	9,398	10,265	1,417
50 Executive Boulevard (F)	1969	1997	—	237	2,617	78	237	2,695	2,932	393
77 Executive Boulevard (F)	1977	1997	—	34	1,104	79	34	1,183	1,217	179
85 Executive Boulevard (F)	1968	1997	—	155	2,507	38	155	2,545	2,700	386
101 Executive Boulevard (O)	1971	1997	—	267	5,838	620	267	6,458	6,725	975
300 Executive Boulevard (F)	1970	1997	—	460	3,609	140	460	3,749	4,209	537
350 Executive Boulevard (F)	1970	1997	—	100	1,793	140	100	1,933	2,033	282
399 Executive Boulevard (F)	1962	1997	—	531	7,191	133	531	7,324	7,855	1,167
400 Executive Boulevard (F)	1970	1997	—	2,202	1,846	270	2,201	2,117	4,318	441
500 Executive Boulevard (F)	1970	1997	—	258	4,183	576	257	4,760	5,017	757
525 Executive Boulevard (F)	1972	1997	—	345	5,499	351	345	5,850	6,195	862
700 Executive Boulevard (L)	n/a	1997	—	970	—	—	970	—	970	—

MACK-CALI REALTY CORPORATION
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2002
(dollars in thousands)

        SCHEDULE III

							Gross Amount at Which Carried at Close of Period(1)
				Initial Costs
						Costs Capitalized Subsequent to Acquisition
Property Location(2)	Year		Related Encumbrances		Building and Improvements			Building and Improvements		Accumulated Depreciation
	Built	Acquired		Land			Land		Total
5 Skyline Drive (F)	1980	2001	—	2,219	8,916	9	2,219	8,925	11,144	316
6 Skyline Drive (F)	1980	2001	—	740	2,971	6	740	2,977	3,717	105
555 Taxter Road (O)	1986	2000	—	4,285	17,205	499	4,285	17,704	21,989	1,140
565 Taxter Road (O)	1988	2000	—	4,285	17,205	728	4,233	17,985	22,218	1,173
570 Taxter Road (O)	1972	1997	—	438	6,078	769	438	6,847	7,285	1,148
1 Warehouse Lane (I)	1957	1997	—	3	268	205	3	473	476	59
2 Warehouse Lane (I)	1957	1997	—	4	672	202	4	874	878	126
3 Warehouse Lane (I)	1957	1997	—	21	1,948	468	21	2,416	2,437	376
4 Warehouse Lane (I)	1957	1997	—	84	13,393	382	85	13,774	13,859	2,087
5 Warehouse Lane (I)	1957	1997	—	19	4,804	299	19	5,103	5,122	881
6 Warehouse Lane (I)	1982	1997	—	10	4,419	238	10	4,657	4,667	662
1 Westchester Plaza (F)	1967	1997	—	199	2,023	52	199	2,075	2,274	328
2 Westchester Plaza (F)	1968	1997	—	234	2,726	77	234	2,803	3,037	413
3 Westchester Plaza (F)	1969	1997	—	655	7,936	196	655	8,132	8,787	1,212
4 Westchester Plaza (F)	1969	1997	—	320	3,729	112	320	3,841	4,161	637
5 Westchester Plaza (F)	1969	1997	—	118	1,949	175	118	2,124	2,242	312
6 Westchester Plaza (F)	1968	1997	—	164	1,998	144	164	2,142	2,306	365
7 Westchester Plaza (F)	1972	1997	—	286	4,321	83	286	4,404	4,690	657
8 Westchester Plaza (F)	1971	1997	—	447	5,262	726	447	5,988	6,435	1,155
Hawthorne
200 Saw Mill River Road (F)	1965	1997	—	353	3,353	251	353	3,604	3,957	561
1 Skyline Drive (O)	1980	1997	—	66	1,711	205	66	1,916	1,982	273
2 Skyline Drive (O)	1987	1997	—	109	3,128	325	109	3,453	3,562	584
3 Skyline Drive (O)	1981	2002	—	1,882	7,578	63	1,882	7,641	9,523	79
4 Skyline Drive (F)	1987	1997	—	363	7,513	726	363	8,239	8,602	1,520
7 Skyline Drive (O)	1987	1998	—	330	13,013	537	330	13,550	13,880	1,437
8 Skyline Drive (F)	1985	1997	—	212	4,410	1,405	212	5,815	6,027	1,074
10 Skyline Drive (F)	1985	1997	—	134	2,799	105	134	2,904	3,038	470
11 Skyline Drive (F)	1989	1997	—	—	4,788	444	—	5,232	5,232	843
12 Skyline Drive (F)	1999	1999	—	1,562	3,254	1,499	1,320	4,995	6,315	673
14 Skyline Drive (L)	n/a	2002	—	964	—	—	964	—	964	—
15 Skyline Drive (F)	1989	1997	—	—	7,449	782	—	8,231	8,231	1,514
16 Skyline Drive (L)	n/a	2002	—	850	—	—	850	—	850	—
17 Skyline Drive (O)	1989	1997	—	—	7,269	130	—	7,399	7,399	1,093
19 Skyline Drive (O)	1982	1997	—	2,355	34,254	4,332	2,356	38,585	40,941	7,928
Tarrytown
200 White Plains Road (O)	1982	1997	—	378	8,367	876	378	9,243	9,621	1,750
220 White Plains Road (O)	1984	1997	—	367	8,112	786	367	8,898	9,265	1,372
230 White Plains Road (R)	1984	1997	—	124	1,845	—	124	1,845	1,969	273
White Plains
1 Barker Avenue (O)	1975	1997	—	208	9,629	653	207	10,283	10,490	1,585
3 Barker Avenue (O)	1983	1997	—	122	7,864	1,630	122	9,494	9,616	1,460
50 Main Street (O)	1985	1997	—	564	48,105	4,511	564	52,616	53,180	8,631
11 Martine Avenue (O)	1987	1997	—	127	26,833	3,983	127	30,816	30,943	4,989
1 Water Street (O)	1979	1997	—	211	5,382	563	211	5,945	6,156	882
Yonkers
100 Corporate Boulevard (F)	1987	1997	—	602	9,910	711	602	10,621	11,223	1,631
200 Corporate Boulevard South (F)	1990	1997	—	502	7,575	243	502	7,818	8,320	1,120
250 Corporate Boulevard South (L)	n/a	2002	—	1,028	—	—	1,028	—	1,028	—
1 Enterprise Boulevard (L)	n/a	1997	—	1,379	—	—	1,379	—	1,379	—
1 Executive Boulevard (O)	1982	1997	—	1,104	11,904	971	1,105	12,874	13,979	2,149
2 Executive Plaza (R)	1986	1997	—	89	2,439	—	89	2,439	2,528	361
3 Executive Plaza (O)	1987	1997	—	385	6,256	1,031	385	7,287	7,672	1,179
4 Executive Plaza (F)	1986	1997	—	584	6,134	1,049	584	7,183	7,767	1,129

MACK-CALI REALTY CORPORATION
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2002
(dollars in thousands)

        SCHEDULE III

							Gross Amount at Which Carried at Close of Period(1)
				Initial Costs
	Year					Costs Capitalized Subsequent to Acquisition
Property Location(2)			Related Encumbrances		Building and Improvements			Building and Improvements		Accumulated Depreciation
	Built	Acquired		Land			Land		Total
6 Executive Plaza (F)	1987	1997	—	546	7,246	81	546	7,327	7,873	1,099
1 Odell Plaza (F)	1980	1997	—	1,206	6,815	609	1,206	7,424	8,630	1,135
5 Odell Plaza (F)	1983	1997	—	331	2,988	158	331	3,146	3,477	456
7 Odell Plaza (F)	1984	1997	—	419	4,418	219	419	4,637	5,056	724
CHESTER COUNTY, PENNSYLVANIA
Berwyn
1000 Westlakes Drive (O)	1989	1997	—	619	9,016	457	618	9,474	10,092	1,392
1055 Westlakes Drive (O)	1990	1997	—	1,951	19,046	2,194	1,951	21,240	23,191	2,961
1205 Westlakes Drive (O)	1988	1997	—	1,323	20,098	841	1,323	20,939	22,262	3,113
1235 Westlakes Drive (O)	1986	1997	—	1,417	21,215	996	1,418	22,210	23,628	3,343
DELAWARE COUNTY, PENNSYLVANIA
Lester
100 Stevens Drive (O)	1986	1996	—	1,349	10,018	2,791	1,349	12,809	14,158	1,949
200 Stevens Drive (O)	1987	1996	—	1,644	20,186	4,536	1,644	24,722	26,366	3,756
300 Stevens Drive (O)	1992	1996	—	491	9,490	735	491	10,225	10,716	1,657
Media
1400 Providence Rd—Center I (O)	1986	1996	—	1,042	9,054	1,528	1,042	10,582	11,624	1,890
1400 Providence Rd.—Center II(O)	1990	1996	—	1,543	16,464	1,837	1,544	18,300	19,844	3,326
MONTGOMERY COUNTY, PENNSYLVANIA
Blue Bell
16 Sentry Parkway (O)	1988	2002	—	3,378	13,511	—	3,378	13,511	16,888	—
18 Sentry Parkway (O)	1988	2002	—	3,515	14,062	—	3,515	14,062	17,577	—
King of Prussia
2200 Renaissance Blvd (O)	1985	2002	19,100	5,347	21,453	—	5,347	21,453	26,800	45
Lower Providence
1000 Madison Avenue (O)	1990	1997	—	1,713	12,559	685	1,714	13,243	14,957	1,736
Plymouth Meeting
1150 Plymouth Meeting Mall (O)	1970	1997	—	125	499	21,373	125	21,872	21,997	2,740
Five Sentry Parkway East (O)	1984	1996	—	642	7,992	478	642	8,470	9,112	1,313
Five Sentry Parkway West (O)	1984	1996	—	268	3,334	73	268	3,407	3,675	524
FAIRFIELD COUNTY, CONNECTICUT
Greenwich
500 West Putnam Avenue (O)	1973	1998	8,417	3,300	16,734	1,175	3,300	17,909	21,209	2,408
Norwalk
40 Richards Avenue (O)	1985	1998	—	1,087	18,399	1,990	1,087	20,389	21,476	2,507
Shelton
1000 Bridgeport Avenue (O)	1986	1997	—	773	14,934	33	744	14,996	15,740	2,289
Stamford
1266 East Main Street (O)	1984	2002	19,500	6,638	26,567	—	6,638	26,567	33,205	111
419 West Avenue (F)	1986	1997	—	4,538	9,246	934	4,538	10,180	14,718	1,410
500 West Avenue (F)	1988	1997	—	415	1,679	214	415	1,893	2,308	360
550 West Avenue (F)	1990	1997	—	1,975	3,856	334	1,975	4,190	6,165	889
600 West Avenue (F)	1999	1999	—	2,305	2,863	833	2,305	3,696	6,001	276
650 West Avenue (F)	1998	1998	—	1,328	—	3,913	1,328	3,913	5,241	779
WASHINGTON, D.C.
1201 Connecticut Avenue, NW (O)	1940	1999	—	14,228	18,571	1,222	14,228	19,793	34,021	1,858
1400 L Street, NW (O)	1987	1998	—	13,054	27,423	926	13,054	28,349	41,403	3,459

MACK-CALI REALTY CORPORATION
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2002
(dollars in thousands)

        SCHEDULE III

							Gross Amount at Which Carried at Close of Period(1)
				Initial Costs
	Year					Costs Capitalized Subsequent to Acquisition
Property Location(2)			Related Encumbrances		Building and Improvements			Building and Improvements		Accumulated Depreciation
	Built	Acquired		Land			Land		Total
PRINCE GEORGE'S COUNTY, MARYLAND
Lanham
4200 Parliament Place (O)	1989	1998	—	2,114	13,546	605	1,393	14,872	16,265	2,039
BEXAR COUNTY, TEXAS
San Antonio
84 N.E. Loop 410 (O)	1971	1997	—	2,295	10,382	(1,771)	2,295	8,611	10,906	91
111 Soledad (O)	1918	1997	—	2,004	8,017	1,156	2,004	9,173	11,177	1,450
DALLAS COUNTY, TEXAS
Dallas
3030 LBJ Freeway (O)	1984	1997	—	6,098	24,366	1,867	6,098	26,233	32,331	3,813
Richardson
1122 Alma Road (O)	1977	1997	—	754	3,015	347	754	3,362	4,116	413
HARRIS COUNTY, TEXAS
Houston
1770 St. James Place (O)	1973	1997	—	730	2,920	783	730	3,703	4,433	589
ARAPAHOE COUNTY, COLORADO
Denver
400 South Colorado Boulevard (O)	1983	1998	—	1,461	10,620	776	1,461	11,396	12,857	1,462
Englewood
9359 East Nichols Avenue (O)	1997	1998	—	1,155	8,171	(410)	1,155	7,761	8,916	940
5350 South Roslyn Street (O)	1982	1998	—	862	6,831	(2,607)	559	4,527	5,086	155
BOULDER COUNTY, COLORADO
Broomfield
105 South Technology Court (O)	1997	1998	—	653	4,936	(2,968)	653	1,968	2,621	32
303 South Technology Court-A (O)	1997	1998	—	623	3,892	(1,894)	623	1,998	2,621	32
303 South Technology Court-B (O)	1997	1998	—	623	3,892	(1,895)	623	1,997	2,620	32
Louisville
1172 Century Drive (O)	1996	1998	—	707	4,647	(789)	707	3,858	4,565	60
248 Centennial Parkway (O)	1996	1998	—	708	4,647	(789)	708	3,858	4,566	61
285 Century Place (O)	1997	1998	—	889	10,133	(4,102)	891	6,029	6,920	98
DENVER COUNTY, COLORADO
Denver
8181 East Tufts Avenue (O)	2001	2001	—	2,342	32,029	837	2,342	32,866	35,208	1,952
3600 South Yosemite (O)	1974	1998	—	556	12,980	28	556	13,008	13,564	1,526
DOUGLAS COUNTY, COLORADO
Englewood
67 Inverness Drive East (O)	1996	1998	—	1,034	5,516	(2,976)	1,035	2,539	3,574	39
384 Inverness Drive South (O)	1985	1998	—	703	5,653	(2,512)	703	3,141	3,844	105
400 Inverness Drive (O)	1997	1998	—	1,584	19,878	(4,953)	1,584	14,925	16,509	307
5975 South Quebec Street (O)	1996	1998	—	855	11,551	1,482	857	13,031	13,888	1,493
Parker
9777 Pyramid Court (O)	1995	1998	—	1,304	13,189	245	1,306	13,432	14,738	1,641
EL PASO COUNTY, COLORADO
Colorado Springs
8415 Explorer (O)	1998	1999	—	347	2,507	2,483	347	4,990	5,337	78
1975 Research Parkway (O)	1997	1998	—	1,397	13,221	(1,388)	1,611	11,619	13,230	251
2375 Telstar Drive (O)	1998	1999	—	348	2,507	2,483	348	4,990	5,338	79

							Gross Amount at Which Carried at Close of Period(1)
				Initial Costs
	Year					Costs Capitalized Subsequent to Acquisition
Property Location(2)			Related Encumbrances		Building and Improvements			Building and Improvements		Accumulated Depreciation
	Built	Acquired		Land			Land		Total
JEFFERSON COUNTY, COLORADO
Lakewood
141 Union Boulevard (O)	1985	1998	—	774	6,891	(1,277)	775	5,613	6,388	145
SAN FRANCISCO COUNTY, CALIFORNIA
San Francisco
795 Folsom Street (O)	1977	1999	—	9,348	24,934	6,839	9,350	31,771	41,121	4,093
760 Market Street (O)	1908	1997	—	5,588	22,352	39,636	13,499	54,077	67,576	6,747
Projects Under Development			—	53,713	—	21,566	53,713	21,566	75,280	—
Furniture, Fixtures & Equipment			—	—	—	7,533	—	7,533	7,533	4,430

TOTALS			$568,197	$529,553	$2,900,486	$427,618	$544,176	$3,313,481	$3,857,657	$445,569

(1)
The aggregate cost for federal income tax purposes at December 31, 2002 was approximately $3.0 billion.

(2)
Legend of Property Codes:

(O) = Office Property	(M) = Multi-family Residential Property
(F) = Office/Flex Property	(R) = Stand-alone Retail Property
(I) = Industrial/Warehouse Property	(L) = Land Lease

134

MACK-CALI REALTY CORPORATION
NOTE TO SCHEDULE III

        Changes in rental properties and accumulated depreciation for the periods ended December 31, 2002, 2001 and 2000, are as follows (in thousands):

	2002	2001	2000
Rental Properties
Balance at beginning of year	$3,378,071	$3,589,877	$3,654,845
Additions	202,082	382,382	268,900
Rental property held for sale—before accumulated depreciation	453,469	(453,469)	(114,477)
Properties sold	(168,245)	(140,719)	(219,391)
Retirements/disposals	(7,720)	—	—

Balance at end of year	$3,857,657	$3,378,071	$3,589,877

Accumulated Depreciation
Balance at beginning of year	$350,705	$302,932	$256,629
Depreciation expense	98,050	87,716	82,574
Rental property held for sale	16,455	(28,379)	(7,019)
Properties sold	(12,121)	(11,564)	(29,252)
Retirements/disposals	(7,520)	—	—

Balance at end of year	$445,569	$350,705	$302,932

MACK-CALI REALTY, L.P.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACK-CALI REALTY, L.P. (Registrant)
By: Mack-Cali Realty Corporation, its General Partner
Date: March 6, 2003	By:	/s/ BARRY LEFKOWITZ Barry Lefkowitz Executive Vice President & Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ WILLIAM L. MACK William L. Mack	Chairman of the Board	March 6, 2003
/s/ MITCHELL E. HERSH Mitchell E. Hersh	Chief Executive Officer and Director	March 6, 2003
/s/ BARRY LEFKOWITZ Barry Lefkowitz	Executive Vice President and Chief Financial Officer	March 6, 2003
/s/ JOHN J. CALI John J. Cali	Director	March 6, 2003
/s/ BRENDAN T. BYRNE Brendan T. Byrne	Director	March 6, 2003
/s/ JOHN R. CALI John R. Cali	Director	March 6, 2003
/s/ NATHAN GANTCHER Nathan Gantcher	Director	March 6, 2003
/s/ MARTIN D. GRUSS Martin D. Gruss	Director	March 6, 2003
/s/ EARLE I. MACK Earle I. Mack	Director	March 6, 2003

/s/ ALAN G. PHILIBOSIAN Alan G. Philibosian	Director	March 6, 2003
/s/ IRVIN D. REID Irvin D. Reid	Director	March 6, 2003
/s/ VINCENT TESE Vincent Tese	Director	March 6, 2003
/s/ ROBERT F. WEINBERG Robert F. Weinberg	Director	March 6, 2003
/s/ ROY J. ZUCKERBERG Roy J. Zuckerberg	Director	March 6, 2003

MACK-CALI REALTY, L.P.

Certification

        I, Mitchell E. Hersh, Chief Executive Officer of Mack-Cali Realty Corporation, the general partner of Mack-Cali Realty, L.P., certify that:

1.
I have reviewed this annual report on Form 10-K of Mack-Cali Realty, L.P.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003	By:	/s/ MITCHELL E. HERSH Chief Executive Officer of Mack-Cali Realty Corporation, the general partner of Mack-Cali Realty, L.P.

MACK-CALI REALTY, L.P.

Certification

        I, Barry Lefkowitz, Chief Financial Officer of Mack-Cali Realty Corporation, the general partner of Mack-Cali Realty, L.P., certify that:

1.
I have reviewed this annual report on Form 10-K of Mack-Cali Realty, L.P.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003	By:	/s/ BARRY LEFKOWITZ Barry Lefkowitz Executive Vice President & Chief Financial Officer

MACK-CALI REALTY, L.P.

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1	Restated Charter of Mack-Cali Realty Corporation dated June 11, 2001 (filed as Exhibit 3.1 to the Operating Partnership's Form 10-Q dated June 30, 2001 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of Mack-Cali Realty Corporation dated June 10, 1999 (filed as Exhibit 3.2 to the Corporation's Form 8-K dated June 10, 1999 and incorporated herein by reference).
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
3.6
Certificate of Designation of Series B Preferred Operating Partnership Units of Limited Partnership Interest of Mack-Cali Realty, L.P. (filed as Exhibit 10.101 to the Corporation's Form 8-K dated December 11, 1997 and incorporated herein by reference).
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
4.8
Supplemental Indenture No. 5 dated as of December 20, 2002, by and between Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Operating Partnership's Form 8-K dated December 20, 2002 and incorporated herein by reference).
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

10.12
Restricted Share Award Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.1 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).
10.13
Tax Gross Up Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.2 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).
10.14
First Amendment effective as of January 2, 2003 to the Restricted Share Award Agreement dated July 1, 1999 between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.3 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).
10.15
Restricted Share Award Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Timothy M. Jones (filed as Exhibit 10.4 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).
10.16
Tax Gross Up Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Timothy M. Jones (filed as Exhibit 10.5 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).
10.17
First Amendment effective as of January 2, 2003 to the Restricted Share Award Agreement dated July 1, 1999 between Mack-Cali Realty Corporation and Timothy M. Jones (filed as Exhibit 10.6 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference)
10.18
Restricted Share Award Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.7 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).
10.19
Tax Gross Up Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.8 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).
10.20
First Amendment effective as of January 2, 2003 to the Restricted Share Award Agreement dated July 1, 1999 between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.9 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).
10.21
Restricted Share Award Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.10 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).
10.22
Tax Gross Up Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.11 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).
10.23
First Amendment effective as of January 2, 2003 to the Restricted Share Award Agreement dated July 1, 1999 between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.12 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).
10.24
First Amendment effective as of January 2, 2003 to the Restricted Share Award Agreement dated March 12, 2001 between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.13 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.25
Restricted Share Award Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Michael A. Grossman (filed as Exhibit 10.14 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).
10.26
Tax Gross Up Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Michael A. Grossman (filed as Exhibit 10.15 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).
10.27
Restricted Share Award Agreement dated December 6, 1999 by and between Mack-Cali Realty Corporation and Michael A. Grossman (filed as Exhibit 10.16 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).
10.28
First Amendment effective as of January 2, 2003 to the Restricted Share Award Agreement dated December 6, 1999 between Mack-Cali Realty Corporation and Michael A. Grossman (filed as Exhibit 10.17 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).
10.29
First Amendment effective as of January 2, 2003 to the Restricted Share Award Agreement dated March 12, 2001 between Mack-Cali Realty Corporation and Michael A. Grossman (filed as Exhibit 10.18 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).
10.30
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
10.31
Contribution and Exchange Agreement among The MK Contributors, The MK Entities, The Patriot Contributors, The Patriot Entities, Patriot American Management and Leasing Corp., Cali Realty, L.P. and Cali Realty Corporation, dated September 18, 1997 (filed as Exhibit 10.98 to the Corporation's Form 8-K dated September 19, 1997 and incorporated herein by reference).
10.32
First Amendment to Contribution and Exchange Agreement, dated as of December 11, 1997, by and among the Company and the Mack Group (filed as Exhibit 10.99 to the Corporation's Form 8-K dated December 11, 1997 and incorporated herein by reference).
10.33
Employee Stock Option Plan of Mack-Cali Realty Corporation (filed as Exhibit 10.1 to the Corporation's Post-Effective Amendment No. 1 to Form S-8, Registration No. 333-44443, and incorporated herein by reference).
10.34
Director Stock Option Plan of Mack-Cali Realty Corporation (filed as Exhibit 10.2 to the Corporation's Post-Effective Amendment No. 1 to Form S-8, Registration No. 333-44443, and incorporated herein by reference).
10.35
2000 Employee Stock Option Plan (filed as Exhibit 10.1 to the Corporation's Registration Statement on Form S-8, Registration No. 333-52478, and incorporated herein by reference), as amended by the First Amendment to the 2000 Employee Stock Option Plan (filed as Exhibit 10.17 to the Operating Partnership's Form 10-Q dated June 30, 2002 and incorporated herein by reference).

10.36
2000 Director Stock Option Plan (filed as Exhibit 10.2 to the Corporation's Registration Statement on Form S-8, Registration No. 333-52478, and incorporated herein by reference), as amended by the First Amendment to the 2000 Director Stock Option Plan (filed as Exhibit 10.18 to the Operating Partnership's Form 10-Q dated June 30, 2002 and incorporated herein by reference).
10.37	Deferred Compensation Plan for Directors (filed as Exhibit 10.1 to the Corporation's Registration Statement on Form S-8, Registration No. 333-80081, and incorporated herein by reference).
10.38
Form of Indemnification Agreement dated October 22, 2002 by and between Mack-Cali Realty Corporation and each of William L. Mack, John J. Cali, Mitchell E. Hersh, Earle I. Mack, John R. Cali, Brendan T. Byrne, Martin D. Gruss, Nathan Gantcher, Vincent Tese, Roy J. Zuckerberg, Alan G. Philibosian, Irvin D. Reid, Robert F. Weinberg, Timothy M. Jones, Barry Lefkowitz, Roger W. Thomas, Michael A. Grossman, James Clabby, Anthony Krug, Dean Cingolani, Anthony DeCaro Jr., Mark Durno, William Fitzpatrick, John Kropke, Nicholas Mitarotonda, Jr., Michael Nevins, Virginia Sobol, Albert Spring and Daniel Wagner (filed as Exhibit 10.28 to the Operating Partnership's Form 10-Q dated September 30, 2002 and incorporated herein by reference).
10.39
Indemnification Agreement dated October 22, 2002 by and between Mack-Cali Realty Corporation and John Crandall (filed as Exhibit 10.29 to the Operating Partnership's Form 10-Q dated September 30, 2002 and incorporated herein by reference).
10.40
Warrant Agreement, dated December 12, 1997, executed in favor Mitchell E. Hersh to purchase shares of common stock, par value $.01 per share, of the Company (filed as Exhibit 10.106 to the Corporation's Form 8-K dated December 11, 1997 and incorporated herein by reference).
10.41
Warrant issued by Cali Realty Corporation to Brad W. Berger, dated January 31, 1997 (filed as Exhibit 10.84 to the Corporation's Form 10-K dated December 31, 1996 and incorporated herein by reference).
10.42
Warrant issued by Cali Realty Corporation to Timothy M. Jones, dated January 31, 1997 (filed as Exhibit 10.86 to the Corporation's Form 10-K dated December 31, 1996 and incorporated herein by reference).
10.43
Warrant issued by Cali Realty Corporation to Michael Grossman, dated January 31, 1997 (filed as Exhibit 10.89 to the Corporation's Form 10-K dated December 31, 1996 and incorporated herein by reference).
*10.44
Second Amendment to Contribution and Exchange Agreement, dated as of June 27, 2000, between RMC Development Company, LLC f/k/a Robert Martin Company, LLC, Robert Martin Eastview North Company, L.P., the Corporation and the Operating Partnership.
*21	Subsidiaries of the Operating Partnership.
*23	Consent of PricewaterhouseCoopers LLP, independent accountants.

*
filed herewith

QuickLinks

TABLE OF CONTENTS FORM 10-K
PART I
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Year Ended December 31, 2002 Compared to Year Ended December 31, 2001
Year Ended December 31, 2001 Compared to Year Ended December 31, 2000
Liquidity and Capital Resources
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
REPORT OF INDEPENDENT ACCOUNTANTS
MACK-CALI REALTY, L.P. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts)
MACK-CALI REALTY, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts)
MACK-CALI REALTY, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (in thousands)
MACK-CALI REALTY, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
MACK-CALI REALTY, L.P. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share/unit amounts)
SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
MACK-CALI REALTY, L.P. EXHIBIT INDEX