Form 10-Q
period 2003-06-30
MACK CALI REALTY L P
filed 2003-08-13
CIK 1067063

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

MACK-CALI REALTY, L.P.
FORM 10-Q

INDEX

			Page
Part I	Financial Information
	Item 1.	Financial Statements:
		Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002	4
		Consolidated Statements of Operations for the three and six month periods ended June 30, 2003 and 2002	5
		Consolidated Statement of Changes in Partners' Capital for the six months ended June 30, 2003	6
		Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002	7
		Notes to Consolidated Financial Statements	8-36
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	37-52
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	52
	Item 4.	Controls and Procedures	53
Part II	Other Information and Signatures
	Item 1.	Legal Proceedings	54
	Item 2.	Changes in Securities and Use of Proceeds	54
	Item 3.	Defaults Upon Senior Securities	54
	Item 4.	Submission of Matters to a Vote of Security Holders	54
	Item 5.	Other Information	54
	Item 6.	Exhibits and Reports on Form 8-K	55-60
		Signatures	61
		Certifications	62-63

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

    The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per unit amounts)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Rental property
Land and leasehold interests	$545,838	$544,176
Buildings and improvements	3,165,161	3,141,003
Tenant improvements	178,702	164,945
Furniture, fixtures and equipment	7,626	7,533

	3,897,327	3,857,657
Less—accumulated depreciation and amortization	(495,071)	(445,569)

Net investment in rental property	3,402,256	3,412,088
Cash and cash equivalents	8,585	1,167
Investments in unconsolidated joint ventures, net	178,601	176,797
Unbilled rents receivable, net	70,253	64,759
Deferred charges and other assets, net	123,778	127,551
Restricted cash	8,115	7,777
Accounts receivable, net of allowance for doubtful accounts of $1,288 and $1,856	3,285	6,290

Total assets	$3,794,873	$3,796,429

LIABILITIES AND PARTNERS' CAPITAL
Senior unsecured notes	$1,127,300	$1,097,346
Revolving credit facilities	95,000	73,000
Mortgages and loans payable	505,335	582,026
Distributions payable	46,081	45,067
Accounts payable and accrued expenses	48,520	50,774
Rents received in advance and security deposits	34,542	39,038
Accrued interest payable	24,946	24,948

Total liabilities	1,881,724	1,912,199

Commitments and contingencies
Partners' Capital:
General Partner, 10,000 and 0 preferred units outstanding	24,836	—
Limited partners, 215,456 and 215,894 preferred units outstanding	220,996	221,445
General Partner, 58,011,329 and 57,318,478 common units outstanding	1,460,268	1,454,194
Limited partners, 7,800,497 and 7,813,806 common units outstanding	207,049	208,591

Total partners' capital	1,913,149	1,884,230

Total liabilities and partners' capital	$3,794,873	$3,796,429

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
REVENUES
Base rents	$127,841	$121,764	$254,089	$247,920
Escalations and recoveries from tenants	14,191	14,394	30,024	27,586
Parking and other	3,292	4,531	9,154	7,592
Interest income	265	446	591	784

Total revenues	145,589	141,135	293,858	283,882

EXPENSES
Real estate taxes	16,133	15,319	32,046	30,604
Utilities	9,541	9,257	20,437	19,333
Operating services	18,042	16,428	38,365	32,537
General and administrative	6,914	7,893	13,672	14,594
Depreciation and amortization	29,354	27,520	58,555	51,472
Interest expense	28,722	25,596	58,233	51,955
Loss on early retirement of debt, net	970	—	2,372	—

Total expenses	109,676	102,013	223,680	200,495

Income from continuing operations before equity in earnings of unconsolidated joint ventures	35,913	39,122	70,178	83,387
Equity in earnings of unconsolidated joint ventures, net	6,819	9,374	9,199	8,069

Income from continuing operations	42,732	48,496	79,377	91,456
Discontinued operations:
Income from discontinued operations	—	98	30	284
Realized gain on disposition of rental property	—	—	1,324	—

Total discontinued operations, net	—	98	1,354	284
Realized gains (losses) and unrealized losses on disposition of rental property, net	—	(4,840)	—	2,258

Net income	$42,732	$43,754	$80,731	$93,998
Series C Preferred unit distributions	(672)	—	(672)	—
Series B Preferred unit distributions	(3,917)	(3,863)	(7,842)	(7,806)

Net income available to common unitholders	$38,143	$39,891	$72,217	$86,192

Basic earnings per common unit:
Income from continuing operations	$0.58	$0.61	$1.09	$1.32
Discontinued operations	—	—	0.02	0.01

Net income available to common unitholders	$0.58	$0.61	$1.11	$1.33

Diluted earnings per common unit:
Income from continuing operations	$0.58	$0.61	$1.08	$1.31
Discontinued operations	—	—	0.02	—

Net income available to common unitholders	$0.58	$0.61	$1.10	$1.31

Distributions declared per common unit	$0.63	$0.62	$1.26	$1.24

Basic weighted average units outstanding	65,331	65,168	65,186	64,961

Diluted weighted average units outstanding	65,761	65,606	65,454	71,702

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

For the Six Months Ended June 30, 2003 (in thousands) (unaudited)

	General Partner Preferred Units	Limited Partners Preferred Units	General Partner Common Units	Limited Partners Common Units	General Partner Preferred Unitholders	Limited Partners Preferred Unitholders	General Partner Common Unitholders	Limited Partners Common Unitholders	Total
Balance at January 1, 2003	—	216	57,318	7,813	—	$221,445	$1,454,194	$208,591	$1,884,230
Net income	—	—	—	—	672	7,842	63,569	8,648	80,731
Distributions	—	—	—	—	(672)	(7,842)	(72,879)	(9,836)	(91,229)
Issuance of preferred stock	10	—	—	—	24,836	—	—	—	24,836
Redemption of Preferred Units for limited partner units	—	(1)	—	13	—	(449)	—	449	—
Redemption of limited partner units for shares of common stock	—	—	26	(26)	—	—	803	(803)	—
Contributions — proceeds from stock options exercised	—	—	498	—	—	—	13,483	—	13,483
Contributions — proceeds from Stock Warrants exercised	—	—	29	—	—	—	973	—	973
Stock options expense	—	—	—	—	—	—	88	—	88
Deferred compensation plan for directors	—	—	—	—	—	—	112	—	112
Issuance of Restricted Stock Awards	—	—	175	—	—	—	40	—	40
Amortization of stock compensation	—	—	—	—	—	—	915	—	915
Repurchase of general partner units	—	—	(35)	—	—	—	(1,030)	—	(1,030)

Balance at June 30, 2003	10	215	58,011	7,800	$24,836	$220,996	$1,460,268	$207,049	$1,913,149

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES
	2003	2002
Net income	$80,731	$93,998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,555	51,472
Stock options expense	88	—
Amortization of stock compensation	915	1,001
Amortization of deferred financing costs and debt discount	2,485	2,353
Write-off of unamortized interest rate contract	1,540	—
Discount on early retirement of debt	(2,008)	—
Equity in earnings of unconsolidated joint ventures, net	(9,199)	(8,069)
Realized (gains) losses and unrealized losses on disposition of rental property, net	(1,324)	(2,258)
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(5,558)	(3,996)
Increase in deferred charges and other assets, net	(10,450)	(12,197)
Decrease in accounts receivable, net	3,005	714
Decrease in accounts payable and accrued expenses	(2,254)	(3,074)
Decrease in rents received in advance and security deposits	(4,496)	(300)
(Decrease) increase in accrued interest payable	(2)	52

Net cash provided by operating activities	$112,028	$119,696

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to rental property	$(44,202)	$(81,895)
Proceeds from repayment of mortgage note receivable	2,362	3,240
Investments in unconsolidated joint ventures	(6,201)	(35,260)
Distributions from unconsolidated joint ventures	13,596	17,272
Proceeds from sales of rental property	5,469	92,503
Increase in restricted cash	(338)	(556)

Net cash used in investing activities	$(29,314)	$(4,696)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from senior unsecured notes	$124,714	—
Proceeds from revolving credit facilities	196,500	$204,400
Repayments of revolving credit facilities	(174,500)	(197,300)
Repayment of senior unsecured notes	(95,284)	—
Repayments of mortgages and loans payable	(74,202)	(1,466)
Net proceeds from preferred stock issuance	24,836	—
Repurchase of common units	(1,030)	(152)
Payment of financing costs	(570)	—
Proceeds from stock options exercised	13,483	16,572
Proceeds from stock warrants exercised	973	3,465
Payment of distributions	(90,216)	(88,415)

Net cash used in financing activities	$(75,296)	$(62,896)

Net increase in cash and cash equivalents	$7,418	$52,104
Cash and cash equivalents, beginning of period	1,167	12,835

Cash and cash equivalents, end of period	$8,585	$64,939

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

        The General Partner is a fully integrated, self-administered, self-managed real estate investment trust ("REIT"). The General Partner controls the Operating Partnership as its sole general partner, and owned an 88.1 percent and 88.0 percent common unit interest in the Operating Partnership as of June 30, 2003 and December 31, 2002, respectively.

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

        As of June 30, 2003, the Operating Partnership owned or had interests in 263 properties plus developable land (collectively, the "Properties"). The Properties aggregate approximately 28.9 million square feet, which are comprised of 154 office buildings and 96 office/flex buildings totaling approximately 28.4 million square feet (which include five office buildings and one office/flex building aggregating 1.8 million square feet owned by unconsolidated joint ventures in which the Operating Partnership has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, three stand-alone retail properties totaling approximately 118,040 square feet (which include one retail property totaling approximately 100,740 square feet owned by an unconsolidated joint venture in which the Operating Partnership has an investment interest), one hotel (which is owned by an unconsolidated joint venture in which the Operating Partnership has an investment interest) and three land leases. The Properties are located in eight states, primarily in the Northeast, plus the District of Columbia.

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

2.     SIGNIFICANT ACCOUNTING POLICIES

Rental Property

        Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Included in total rental property is construction and development in-progress of $151,314 and $168,700 (including land of $52,816 and $50,481) as of June 30, 2003 and December 31, 2002, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

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

        Effective January 1, 2002, the Operating Partnership adopted the provisions of Statement of Financial Accounting Standards ("FASB") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes FASB No. 121. FASB No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. FASB No. 144 retains the requirements of FASB No. 121 regarding impairment loss recognition and measurement. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. As the statement requires implementation on a prospective basis, properties which were identified as held for sale by the Operating Partnership prior to January 1, 2002 are presented in the accompanying financial statements in a manner consistent with the presentation prior to January 1, 2002. Properties identified as held for sale and/or sold from January 1, 2002 forward are presented in discontinued operations for all periods presented. See Note 6.

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

Deferred Financing Costs

        Costs incurred in obtaining financing are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $1,233 and $1,176 for the three months ended June 30, 2003 and 2002, respectively, and $2,485 and $2,353 for the six months ended June 30, 2003 and 2002, respectively.

Deferred Leasing Costs

        Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Operating Partnership are compensated for providing leasing services to the Properties. The portion of such compensation, which is capitalized and amortized, approximated $730 and $706 for the three months ended June 30, 2003 and 2002, respectively, and $1,492 and $1,696 for the six months ended June 30, 2003 and 2002, respectively.

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

Distributions Payable

        The distributions payable at June 30, 2003 represents distributions payable to preferred unitholders of record as of July 3, 2003 (10,000 Series C preferred units), distributions payable to common unitholders (65,859,497 common units) on that same date and preferred distributions payable to preferred unitholders (215,456 Series B preferred units) for the second quarter 2003. The second quarter 2003 Series C Preferred Unit distribution of $0.6722 per unit, common unit distributions of $0.63 per common unit, as well as the second quarter preferred unit distributions of $18.1818 per Series B preferred unit were approved by the Board of Directors of the Corporation on June 17, 2003. The Series C preferred unit distributions payable were paid on July 15, 2003. The common and Series B preferred unit distributions payable were paid on July 21, 2003.

        The distributions payable at December 31, 2002 represents distributions payable to common unitholders of record as January 6, 2003 (65,304,223 common units) and preferred distributions payable to Series B preferred unitholders (215,894 Series B preferred units) for the fourth quarter 2002. The fourth quarter 2002 common unit distributions of $0.63 per common unit, as well as the fourth quarter preferred unit distribution of $18.1818 per preferred unit, were approved by the Board of Directors of the Corporation on December 19, 2002 and paid on January 17, 2003.

Costs Incurred for Preferred Stock Issuances

        Costs incurred in connection with the Corporation's preferred stock issuances are reflected as a reduction of General Partners' capital.

Stock Options

        With respect to the Corporation's stock options which were granted prior to 2002, the Operating Partnership accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25"). Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Corporation's stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Corporation's policy is to grant options with an exercise price equal to the quoted closing market price of the Corporation's stock on the business day preceding the grant date. Accordingly, no compensation cost has been recognized under the Corporation's stock option plans for the granting of stock options made prior to 2002. In 2002, the Operating Partnership adopted the provisions of FASB No. 123, which requires, on a prospective basis, that the value of stock options at the grant date be amortized ratably into expense over the appropriate vesting period. The Corporation did not grant any stock options in 2002. For the three and six month periods ended June 30, 2003, the Operating Partnership recorded stock options expense of $50 and $88, respectively, for stock options granted in 2003. FASB No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, was issued in December 2002 and amends FASB No. 123, Accounting for Stock Based Compensation. FASB No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation. In addition, this Statement amends the disclosure requirements of FASB No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FASB No. 148 disclosure requirements are presented as follows:

        The following table illustrates the effect on net income and earnings per unit if the fair value based method had been applied to all outstanding and unvested stock awards in each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income available to common unitholders, as reported	$38,143	$39,891	$72,217	$86,192
Add: Stock-based employee compensation expense included in reported net income	50	—	88	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(470)	(685)	(927)	(1,370)

Pro forma net income available to common unitholders — basic	$37,723	$39,206	$71,378	$84,822

Earnings Per Common Unit:
Basic — as reported	$0.58	$0.61	$1.11	$1.33
Basic — pro forma	$0.58	$0.60	$1.10	$1.31
Diluted — as reported	$0.58	$0.61	$1.10	$1.31
Diluted — pro forma	$0.57	$0.60	$1.09	$1.29

Reclassifications

        Certain reclassifications have been made to prior period amounts in order to conform with current period presentation.

3.     REAL ESTATE PROPERTY TRANSACTIONS

        On March 28, 2003, the Operating Partnership sold 1770 St. James Place, a 103,689 square-foot office building located in Houston, Harris County, Texas, for net sales proceeds of approximately $5,469. The Operating Partnership recognized a gain of $1,324 from the sale, which is presented in discontinued operations for the six months ended June 30, 2003. See Note 6.

4.     INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

        The debt of the Operating Partnership's unconsolidated joint ventures aggregating $156,019 as of June 30, 2003 is non-recourse to the Operating Partnership, except for customary exclusions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations, and except as otherwise indicated below.

HPMC

        On April 23, 1998, the Operating Partnership entered into a joint venture agreement with HCG Development, L.L.C. and Summit Partners I, L.L.C. to form HPMC Development Partners, L.P. and, on July 21, 1998, entered into a second joint venture, HPMC Development Partners II, L.P. (formerly known as HPMC Lava Ridge Partners, L.P.), with these same parties. HPMC Development Partners, L.P.'s efforts focused on two development projects, commonly referred to as Continental Grand II and Summit Ridge. HPMC Development Partners II, L.P.'s efforts have focused on six development projects, commonly referred to as Lava Ridge, Pacific Plaza I & II and Stadium Gateway.

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

  Summit Ridge

        Summit Ridge is an office complex comprised of six one-story buildings, aggregating 133,841 square feet, located in San Diego, San Diego County, California, which was constructed and placed in service by the venture. On January 29, 2001, the venture sold the office complex for approximately $17,450.

  Lava Ridge

        Lava Ridge is an office complex comprised of six two-story buildings, aggregating 183,200 square feet, located in Roseville, Placer County, California, which was constructed and placed in service by the venture. On May 30, 2002, the venture sold the office complex for approximately $31,700.

  Pacific Plaza I & II

        Pacific Plaza I & II is a two-phase development joint venture project, located in Daly City, San Mateo County, California between HPMC Development Partners II, L.P. and a third-party entity. Phase I of the project, which commenced initial operations in August 2001, consists of a nine-story office building, aggregating 364,384 square feet. Phase II comprises a six-story retail and theater complex. The theater portion of Phase II commenced initial operations in June 2002, with a portion of the retail space commencing operations in August 2002. The Operating Partnership performs management services for these properties owned by the joint venture and recognized $78 and $71 in fees for such services for the three months ended June 30, 2003 and 2002, respectively, and $153 and $122 for the six months ended June 30, 2003 and 2002, respectively.

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

G&G MARTCO (Convention Plaza)

        On April 30, 1998, the Operating Partnership acquired a 49.9 percent interest in an existing joint venture, G&G Martco, which owns Convention Plaza, a 305,618 square-foot office building, located in San Francisco, San Francisco County, California. A portion of the Operating Partnership's initial investment was financed through the issuance of common units, as well as funds drawn from the Operating Partnership's revolving credit facilities. On June 4, 1999, the Operating Partnership acquired an additional 0.1 percent interest in G&G Martco through the issuance of common units. The venture has a mortgage loan with a $50,000 balance at June 30, 2003 secured by its office property. The mortgage bears interest at a rate of the London Inter-Bank Offered Rate ("LIBOR") (1.12 percent at June 30, 2003) plus 162.5 basis points and matures in August 2003. The venture is currently pursing an extension on the mortgage loan, although no assurance can be given that such extension will be obtained. The Operating Partnership has posted a $1,816 letter of credit with the lender as a reserve for re-leasing costs. The Operating Partnership performs management and leasing services for the property owned by the joint venture and recognized $62 and $63 in fees for such services for the three months ended June 30, 2003 and 2002, respectively, and $123 and $126 for the six months ended June 30, 2003 and 2002, respectively.

AMERICAN FINANCIAL EXCHANGE L.L.C.

        On May 20, 1998, the Operating Partnership entered into a joint venture agreement with Columbia Development Company, L.L.C. to form American Financial Exchange L.L.C. The venture was formed to acquire land for future development, located on the Hudson River waterfront in Jersey City, Hudson County, New Jersey, adjacent to the Operating Partnership's Harborside Financial Center office complex. The Operating Partnership holds a 50 percent interest in the joint venture. Among other things, the partnership agreement provides for a preferred return on the Operating Partnership's invested capital in the venture, in addition to the Operating Partnership's proportionate share of the venture's profit, as defined in the agreement. The joint venture acquired land on which it constructed a parking facility, a portion of which is currently licensed to a parking operator. Such parking facility serves a ferry service between the Operating Partnership's Harborside property and Manhattan. In the fourth quarter 2000, the joint venture started construction of Plaza 10, a 577,575 square-foot office building, on certain of the land owned by the venture. Plaza 10 is 100 percent pre-leased to Charles Schwab & Co. Inc. ("Schwab") for a 15-year term. The lease agreement obligates the venture, among other things, to deliver space to the tenant by required timelines and offers expansion options, at the tenant's election. Such options may obligate the venture to construct an additional building or, at the Operating Partnership's option, to make space available in any of its existing Harborside properties. Should the venture be unable to or choose not to provide such expansion space, the venture would be liable to Schwab for its actual damages, in no event to exceed $15,000. The amount of Schwab's actual damages, up to $15,000, has been guaranteed by the Operating Partnership. The project, which commenced initial operations in September 2002, is currently projected to cost the Operating Partnership approximately $145,000, of which $134,720 has been incurred by the Operating Partnership through June 30, 2003. The venture has an agreement with the City of Jersey City, New Jersey, in which it is required to make payments in lieu of property taxes ("PILOT"). The agreement is for a term of 20 years. The PILOT is equal to two percent of Total Project Costs, as defined, with periodic increases, as defined. Total Project Costs, per the agreement, are the greater of $78,821 or actual Total Project Costs, as defined. The Operating Partnership performs management and leasing services for the property owned by the joint venture and recognized $78 and $0 in fees for such services for the three months ended June 30, 2003 and 2002, respectively, and $303 and $0 for the six months ended June 30, 2003 and 2002, respectively.

RAMLAND REALTY ASSOCIATES L.L.C. (One Ramland Road)

        On August 20, 1998, the Operating Partnership entered into a joint venture agreement with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C. The venture was formed to own, manage and operate One Ramland Road, a 232,000 square-foot office/flex building and adjacent developable land, located in Orangeburg, Rockland County, New York. In August 1999, the joint venture completed redevelopment of the property and placed the office/flex building in service. The Operating Partnership holds a 50 percent interest in the joint venture. The venture has a mortgage loan with a $15,109 balance at June 30, 2003 secured by its office/flex property. The mortgage bears interest at a rate of LIBOR plus 175 basis points and matures in January 2004. The loan provides for a one-year extension option upon payment of a fee and subject to certain conditions. In 2001, the property's then principal tenant, Superior Bank was closed by the Office of Thrift Supervision, and the Federal Deposit Insurance Corporation (FDIC) was named receiver. The tenant continued to meet its rental payment obligations through June 2002. In July 2002, the tenant vacated the premises and the FDIC notified the joint venture that it was rejecting the lease as of July 16, 2002. As a result of the uncertainty regarding the tenant's ability to meet its obligations through the remainder of the term of its lease, the joint venture wrote off unbilled rents receivable of $1,573 and deferred leasing costs of $705, which is included in the Operating Partnership's equity in earnings for the six months ended June 30, 2002. Following Superior Bank's closure in June 2002, the venture's management determined it was unlikely a prospective tenant would retain tenant improvements previously made to Superior

Bank's space and, accordingly, the venture accelerated amortization of those tenant improvements and recorded a charge of $3,586, which is included in the Operating Partnership's equity in earnings for the six months ended June 30, 2003. The Operating Partnership performs management, leasing and other services for the property owned by the joint venture and recognized $3 and $25 in fees for such services for the three months ended June 30, 2003 and 2002, respectively, and $8 and $49 for the six months ended June 30, 2003 and 2002, respectively.

ASHFORD LOOP ASSOCIATES L.P. (1001 South Dairy Ashford/2100 West Loop South)

        On September 18, 1998, the Operating Partnership entered into a joint venture agreement with Prudential to form Ashford Loop Associates L.P. The venture was formed to own, manage and operate 1001 South Dairy Ashford, a 130,000 square-foot office building acquired on September 18, 1998, and 2100 West Loop South, a 168,000 square-foot office building acquired on November 25, 1998, both located in Houston, Harris County, Texas. The Operating Partnership holds a 20 percent interest in the joint venture. The Operating Partnership performed management and leasing services through March 2002 for the properties owned by the joint venture and recognized $0 and $45 in fees for such services for the three and six month periods ended June 30, 2002, respectively. Under certain circumstances, Prudential has the right to convert its interest in the venture into common stock of the Corporation at a discount to the stock's fair market value, based on the underlying fair value of Prudential's interest in the venture at the time of conversion. The Operating Partnership, at its option, can elect to exchange cash in lieu of stock in an amount equal to the fair value of Prudential's interest.

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

MC-SJP MORRIS V REALTY, LLC AND MC-SJP MORRIS VI REALTY, LLC

        The Operating Partnership has an agreement with SJP Properties, which provides for a cooperative effort in seeking approvals to develop up to approximately 1.8 million square feet of office development on certain vacant land owned by the Operating Partnership and SJP Properties, located in Hanover and Parsippany, Morris County, New Jersey. The agreement provides that the parties share equally in the costs associated with seeking such requisite approvals. Upon mutual consent, the Operating Partnership and SJP Properties may enter into one or more joint ventures to construct on the vacant land, or seek to dispose of their respective vacant land parcels subject to the agreement. Pursuant to the agreement with SJP Properties, on August 24, 2000, the Operating Partnership entered into a joint venture with SJP Properties to form MC-SJP Morris V Realty, LLC and MC-SJP Morris VI Realty, LLC, which acquired developable land for approximately $16,193. The acquired land is able to accommodate approximately 650,000 square feet of office space and is located in Parsippany, Morris County, New Jersey. The venture entered into an agreement pertaining to the acquired land and two other land parcels in Parsippany with an insurance company to provide for a guarantee on the funding of the development of four office properties, aggregating 850,000 square feet. Such agreement provides, if the venture elects to develop, that the insurance company will be admitted to the joint venture and provide all the equity required to fund the development, subject to certain conditions. The venture has a mortgage loan with a $17,983 balance at June 30, 2003 secured by its land, which is guaranteed by the insurance company. The mortgage bears interest at a rate of LIBOR plus 125 basis points and matures in March 2004.

SOUTH PIER AT HARBORSIDE—HOTEL DEVELOPMENT

        On November 17, 1999, the Operating Partnership entered into an agreement with Hyatt Corporation ("Hyatt") to develop a 350-room hotel on the South Pier at Harborside Financial Center, Jersey City, Hudson County, New Jersey, which was completed and commenced initial operations in July 2002. The Operating Partnership owns a 50 percent interest in the venture. The venture has a mortgage loan with a commercial bank with a $62,868 balance at June 30, 2003 secured by its hotel property, which each partner, including the Operating Partnership, has severally guaranteed repayment of approximately $11,148. The debt bears interest at a rate of LIBOR plus 275 basis points and matures in December 2003. The loan provides for two one-year extension options upon payment of a fee and subject to certain conditions. Additionally, the venture has an $8,000 loan with the City of Jersey City, provided by the U.S. Department of Housing and Urban Development. The loan currently bears interest at fixed rates ranging from 6.09 percent to 6.62 percent and matures in August 2020. The Operating Partnership has posted an $8,000 letter of credit in support of this loan, $4,000 of which is indemnified by Hyatt.

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES

        The following is a summary of the financial position of the unconsolidated joint ventures in which the Operating Partnership had investment interests as of June 30, 2003 and December 31, 2002:

	June 30, 2003
	HPMC	G&G Martco	American Financial Exchange	Ramland Realty	Ashford Loop	ARCap	MC-SJP Morris Realty	Harborside South Pier	Combined Total
Assets:
Rental property, net	$—	$7,811	$110,455	$13,533	$36,208	$—	$16,636	$88,560	$273,203
Other assets	14,051	4,450	26,423	929	359	—	30	7,211	53,453

Total assets	$14,051	$12,261	$136,878	$14,462	$36,567	$—	$16,666	$95,771	$326,656

Liabilities and partners'/members' capital (deficit):
Mortgages and loans payable	$—	$50,000	$—	$14,936	$—	$—	$17,983	$73,100	$156,019
Other liabilities	16	824	4,109	113	594	—	48	2,662	8,366
Partners'/members' capital (deficit)	14,035	(38,563)	132,769	(587)	35,973	—	(1,365)	20,009	162,271

Total liabilities and partners'/members' capital (deficit)	$14,051	$12,261	$136,878	$14,462	$36,567	$—	$16,666	$95,771	$326,656

Operating Partnership's investment in unconsolidated joint ventures, net	$12,907	$3,213	$141,519	$—	$7,658	$—	$316	$12,988	$178,601

	December 31, 2002
	HPMC	G&G Martco	American Financial Exchange	Ramland Realty	Ashford Loop	ARCap	MC-SJP Morris Realty	Harborside South Pier	Combined Total
Assets:
Rental property, net	$—	$8,329	$101,751	$13,803	$36,520	$—	$17,364	$90,407	$268,174
Other assets	16,242	3,813	25,499	1,900	730	—	1,211	5,610	55,005

Total assets	$16,242	$12,142	$127,250	$15,703	$37,250	$—	$18,575	$96,017	$323,179

Liabilities and partners'/members' capital (deficit):
Mortgages and loans payable	$—	$50,000	$—	$15,282	$87	$—	$17,983	$69,475	$152,827
Other liabilities	18	1,789	1,779	97	942	—	48	4,084	8,757
Partners'/members' capital (deficit)	16,224	(39,647)	125,471	324	36,221	—	544	22,458	161,595

Total liabilities and partners'/members' capital (deficit)	$16,242	$12,142	$127,250	$15,703	$37,250	$—	$18,575	$96,017	$323,179

Operating Partnership's investment in unconsolidated joint ventures, net	$15,900	$2,794	$134,158	$1,232	$7,652	$—	$289	$14,772	$176,797

        The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Operating Partnership had investment interests during the three months ended June 30, 2003 and 2002:

	Three Months Ended June 30, 2003
	HPMC	G&G Martco	American Financial Exchange	Ramland Realty	Ashford Loop	ARCap	MC-SJP Morris Realty	Harborside South Pier	Combined Total
Total revenues	$4,645	$3,371	$5,489	$50	$979	$—	$—	$5,949	$20,483
Operating and other expenses	(17)	(996)	(642)	(247)	(771)	—	—	(4,150)	(6,823)
Depreciation and amortization	—	(422)	(944)	(139)	(243)	—	—	(1,548)	(3,296)
Interest expense	—	(398)	—	(117)	—	—	—	(791)	(1,306)

Net income (loss)	$4,628	$1,555	$3,903	$(453)	$(35)	$—	$—	$(540)	$9,058

Operating Partnership's equity in earnings (loss) of unconsolidated joint ventures	$2,339	$777	$3,980	$—	$(7)	$—	$—	$(270)	$6,819

	Three Months Ended June 30, 2002
	HPMC	G&G Martco	American Financial Exchange	Ramland Realty	Ashford Loop	ARCap	MC-SJP Morris Realty	Harborside South Pier	Combined Total
Total revenues	$10,779	$3,354	$176	$767	$1,254	$40,282	$—	$—	$56,612
Operating and other expenses	(268)	(883)	(10)	(263)	(841)	(5,275)	—	(10)	(7,550)
Depreciation and amortization	(256)	(406)	(10)	(223)	(325)	—	—	—	(1,220)
Interest expense	(82)	(488)	—	(208)	—	(6,490)	—	—	(7,268)

Net income (loss)	$10,173	$1,577	$156	$73	$88	$28,517	$—	$(10)	$40,574

Operating Partnership's equity in earnings of unconsolidated joint ventures	$4,718	$945	$156	$36	$16	$3,503	$—	$—	$9,374

        The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Operating Partnership had investment interests during the six months ended June 30, 2003 and 2002:

	Six Months Ended June 30, 2003
	HPMC	G&G Martco	Financial Exchange	American Ramland Realty	Ashford Loop	ARCap	MC-SJP Morris Realty	Harborside South Pier	Combined Total
Total revenues	$4,623	$6,730	$11,574	$118	$1,966	$—	$—	$9,691	$34,702
Operating and other expenses	(20)	(1,962)	(1,562)	(516)	(1,729)	—	—	(7,447)	(13,236)
Depreciation and amortization	—	(835)	(1,800)	(277)	(487)	—	—	(3,097)	(6,496)
Interest expense	—	(849)	—	(237)	—	—	—	(1,595)	(2,681)

Net income (loss)	$4,603	$3,084	$8,212	$(912)	$(250)	$—	$—	$(2,448)	$12,289

Operating Partnership's equity in earnings (loss) of unconsolidated joint ventures	$2,423	$1,419	$8,185	$(1,232)	$(22)	$—	$—	$(1,574)	$9,199

	Six Months Ended June 30, 2002
	HPMC	G&G Martco	Financial Exchange	American Ramland Realty	Ashford Loop	ARCap	MC-SJP Morris Realty	Harborside South Pier	Combined Total
Total revenues	$12,087	$6,760	$180	$1,740	$2,285	$39,498	$—	$—	$62,550
Operating and other expenses	(660)	(1,736)	(20)	(2,119)	(1,289)	(9,160)	—	(10)	(14,994)
Depreciation and amortization	(641)	(813)	(20)	(1,526)	(487)	—	—	—	(3,487)
Interest expense	(233)	(993)	—	(398)	—	(12,968)	—	—	(14,592)

Net income (loss)	$10,553	$3,218	$140	$(2,303)	$509	$17,370	$—	$(10)	$29,477

Operating Partnership's equity in earnings (loss) of unconsolidated joint ventures	$6,020	$1,627	$140	$(1,152)	$148	$1,286	$—	$—	$8,069

5.     DEFERRED CHARGES AND OTHER ASSETS

	June 30, 2003	December 31, 2002
Deferred leasing costs	$125,197	$119,520
Deferred financing costs	24,508	23,927

	149,705	143,447
Accumulated amortization	(47,315)	(40,477)

Deferred charges, net	102,390	102,970
Notes receivable	9,930	12,292
Prepaid expenses and other assets	11,458	12,289

Total deferred charges and other assets, net	$123,778	$127,551

6.     DISCONTINUED OPERATIONS

        Effective January 1, 2002, the Operating Partnership adopted the provisions of FASB No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes FASB No. 121. FASB No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. FASB No. 144 retains the requirements of FASB No. 121 regarding impairment loss recognition and measurement. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. As the statement requires implementation on a prospective basis, properties which were identified as held for sale by the Operating Partnership prior to January 1, 2002 are presented in the accompanying financial statements in a manner consistent with the presentation prior to January 1, 2002. As the Operating Partnership sold 1770 St. James Place (see Note 3) during the six months ended June 30, 2003, the Operating Partnership has presented this property as discontinued operations in its statements of operations for the three and six months ended June 30, 2003 and 2002.

        The following tables summarize income from discontinued operations and the related realized gain on sale of rental property for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Total revenues	$—	$323	$254	$705
Operating and other expenses	—	(223)	(168)	(418)
Depreciation and amortization	—	(2)	(56)	(3)

Income from discontinued operations	$—	$98	$30	$284

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Realized gain on sale of rental property	$—	$—	$1,324	$—

7.     SENIOR UNSECURED NOTES

        A summary of the Operating Partnership's senior unsecured notes as of June 30, 2003 and December 31, 2002 is as follows:

	June 30, 2003	December 31, 2002	Effective Rate(a)
7.180%, $95,283 Face Amount Notes, due December 31, 2003	$—	$95,283	7.23%
7.000%, $300,000 Face Amount Notes, due March 15, 2004	299,943	299,904	7.27%
7.250%, $300,000 Face Amount Notes, due March 15, 2009	298,659	298,542	7.49%
7.835%, $15,000 Face Amount Notes, due December 15, 2010	15,000	15,000	7.95%
7.750%, $300,000 Face Amount Notes, due February 15, 2011	298,689	298,602	7.93%
6.150%, $94,914 Face Amount Notes, due December 15, 2012	90,261	90,015	6.89%
5.820%, $26,105 Face Amount Notes, due March 15, 2013	25,033	—	6.45%
4.600%, $100,000 Face Amount Notes, due June 15, 2013	99,715	—	4.74%

Total Senior Unsecured Notes	$1,127,300	$1,097,346

(a)
Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount on the notes, as applicable.

        On March 14, 2003, the Operating Partnership exchanged $25,000 face amount of existing 7.18 percent senior unsecured notes due December 31, 2003, with interest payable monthly in arrears, for $26,105 face amount of 5.82 percent senior unsecured notes due March 15, 2013, with interest payable semi-annually in arrears. The exchange was completed with Teachers Insurance and Annuity Association ("TIAA"). In addition, the Operating Partnership also repurchased $25,000 face amount of notes due December 31, 2003 from TIAA for $26,105. The Operating Partnership recorded $1,402 in loss on early retirement of debt, net, for the six months ended June 30, 2003 for costs incurred in connection with the notes transactions.

        On June 12, 2003, the Operating Partnership issued $100,000 face amount of 4.60 percent senior unsecured notes due June 15, 2013 with interest payable semi-annually in arrears. The total proceeds from the issuance (net of selling commissions and discount) of approximately $99,064 was used primarily to repay $62,800 of mortgage debt at a discount of $1,700 (recorded as a reduction in loss on early retirement of debt, net), and to reduce outstanding borrowings under the 2002 Unsecured Facility, as defined in Note 8. For the three months ended June 30, 2003, the Operating Partnership recorded $1,540 in loss on early retirement of debt, net, for the write-off of the unamortized balance of an interest rate contract in conjunction with the repayment of mortgage debt (see Note 9: Mortgages and Loans Payable—Interest Rate Contract). The unsecured notes were issued at a discount of approximately $286, which is being amortized over the term as an adjustment to interest expense.

        On June 25, 2003, the Operating Partnership repurchased $45,283 face amount of existing 7.18 percent senior unsecured notes due December 31, 2003, with interest payable monthly in arrears, for $46,707 from TIAA. The repurchase fully retired the 7.18 percent senior unsecured notes which were due December 31, 2003. The Operating Partnership recorded $1,437 in loss on early retirement of debt, net, for the three months ended June 30, 2003 for costs incurred in connection with the notes repurchase.

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

SUMMARY

        As of June 30, 2003 and December 31, 2002, the Operating Partnership had outstanding borrowings of $95,000 and $73,000, respectively, under the 2002 Unsecured Facility (with an aggregate borrowing capacity of $600,000).

9.     MORTGAGES AND LOANS PAYABLE

        The Operating Partnership has mortgages and loans payable collateralized by certain of the Operating Partnership's rental properties. Payments on mortgages and loans payable are generally due in monthly installments of principal and interest, or interest only.

        A summary of the Operating Partnership's mortgages and loans payable as of June 30, 2003 and December 31, 2002 is as follows:

			Principal Balance at
Property Name	Lender	Effective Interest Rate (a)	June 30, 2003	December 31, 2002	Maturity
Harborside—Plaza 1	U.S. West Pension Trust	4.36%	$—	$61,722	—
Mack-Cali Willowbrook	CIGNA	8.67%	—	7,658	—
1633 Littleton Road	First Union/Maher Partners	3.87%	—	3,504	—
400 Chestnut Ridge	Prudential Insurance Co.	9.44%	11,055	11,611	7/01/04
Mack-Cali Centre VI	Principal Life Insurance Co.	6.87%	35,000	35,000	4/01/05
Various (b)	Prudential Insurance Co.	7.10%	150,000	150,000	5/15/05
Mack-Cali Bridgewater I	New York Life Ins. Co.	7.00%	23,000	23,000	9/10/05
Mack-Cali Woodbridge II	New York Life Ins. Co.	7.50%	17,500	17,500	9/10/05
Mack-Cali Short Hills	Prudential Insurance Co.	7.74%	24,074	24,470	10/01/05
500 West Putnam Avenue	New York Life Ins. Co.	6.52%	7,965	8,417	10/10/05
Harborside—Plazas 2 and 3	Northwestern/Principal	7.36%	156,091	158,140	1/01/06
Mack-Cali Airport	Allstate Life Insurance Co.	7.05%	10,137	10,226	4/01/07
Kemble Plaza I	Mitsubishi Tr & Bk Co.	LIBOR+0.65%	32,178	32,178	1/31/09
2200 Renaissance Boulevard	TIAA	5.89%	18,977	19,100	12/01/12
Soundview Plaza	TIAA	6.02%	19,358	19,500	1/01/13

Total Mortgages and Loans Payable			$505,335	$582,026

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

INTEREST RATE CONTRACT

        On July 18, 2002, the Operating Partnership entered into a forward treasury rate lock agreement with a commercial bank. The agreement was used to fix the index rate on $61,525 of the Harborside-Plaza 1 mortgage at 3.285 percent per annum, for which the interest rate was re-set to the three-year U.S. Treasury Note plus 130 basis points for the three years beginning November 4, 2002. On November 4, 2002, the Operating Partnership paid $1,888 in settlement of the forward treasury rate lock agreement entered into in July 2002, which was being amortized to interest expense over a three-year period.

        In conjunction with the repayment of the Harborside—Plaza 1 mortgage on June 12, 2003, the Operating Partnership wrote off the unamortized balance of the interest rate contract of $1,540, which was recorded in loss on early retirement of debt, net, for the three months ended June 30, 2003.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED

        Cash paid for interest for the six months ended June 30, 2003 and 2002 was $61,168 and $61,080, respectively. Interest capitalized by the Operating Partnership for the six months ended June 30, 2003 and 2002 was $4,664 and $11,647, respectively.

SUMMARY OF INDEBTEDNESS

        As of June 30, 2003, the Operating Partnership's total indebtedness of $1,727,635 (weighted average interest rate of 6.82 percent) was comprised of $127,178 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 1.96 percent) and fixed rate debt of $1,600,457 (weighted average rate of 7.21 percent).

        As of December 31, 2002, the Operating Partnership's total indebtedness of $1,752,372 (weighted average interest rate of 7.03 percent) was comprised of $105,178 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 2.41 percent) and fixed rate debt of $1,647,194 (weighted average rate of 7.33 percent).

10.   PARTNERS' CAPITAL

        Partners' capital in the accompanying consolidated financial statements relates to common units held by the Corporation in the Operating Partnership, common units held by the limited partners, preferred units ("Preferred Units") held by the Corporation in the Operating Partnership, and preferred units held by preferred unitholders of the Operating Partnership.

        Net income allocated to the preferred unitholders and limited partners reflects their pro-rata share of net income and distributions.

PREFERRED STOCK

        On March 14, 2003, in a publicly registered transaction with a single institutional buyer, the Corporation completed the sale and issuance of 10,000 shares of eight-percent Series C cumulative redeemable perpetual preferred stock ("Series C Preferred Stock") in the form of 1,000,000 depositary shares ($25 stated value per depositary share). Each depositary share represents 1/100th of a share of Series C Preferred Stock. The Corporation received net proceeds of approximately $24,836 from the sale. See Note 11: Redeemable Partnership Units.

        The Series C Preferred Stock has preference rights with respect to liquidation and distributions over the common stock. Holders of the Series C Preferred Stock, except under certain limited conditions, will not be entitled to vote on any matters. In the event of a cumulative arrearage equal to six quarterly dividends, holders of the Series C Preferred Stock will have the right to elect two additional members to serve on the Corporation's Board of Directors until dividends have been paid in full. At June 30, 2003, there were no dividends in arrears. The Corporation may issue unlimited additional preferred stock ranking on a parity with the Series C Preferred Stock but may not issue any preferred stock senior to the Series C Preferred Stock without the consent of two-thirds of its holders. The Series C Preferred Stock is essentially on an equivalent basis in priority with the Series B Preferred Units.

        Except under certain conditions relating to the Corporation's qualification as a REIT, the Series C Preferred Stock is not redeemable prior to March 14, 2008. On and after such date, the Series C Preferred Stock will be redeemable at the option of the Corporation, in whole or in part, at $25 per depositary share, plus accrued and unpaid dividends.

REPURCHASE OF GENERAL PARTNER UNITS

        The Corporation has a share repurchase program which was authorized by its Board of Directors in September 2000 to purchase up to $150,000 of the Corporation's outstanding common stock ("Repurchase Program"). During the six months ended June 30, 2003, the Corporation purchased and retired 35,000 shares of its outstanding common stock for an aggregate cost of approximately $1,030. The Corporation purchased and retired a total of 3,746,400 shares of its outstanding common stock for an aggregate cost of approximately $104,512 from September 2000 through June 30, 2003, with a remaining authorization under the Repurchase Program of $45,488. Concurrent with these purchases, the Corporation sold to the Operating Partnership 3,746,400 common units for approximately $104,512.

STOCK OPTION PLANS

        In September 2000, the Corporation established the 2000 Employee Stock Option Plan ("2000 Employee Plan") and the 2000 Director Stock Option Plan ("2000 Director Plan"). In May 2002, shareholders of the Corporation approved amendments to both plans to increase the total shares reserved for issuance under both plans from 2,700,000 to 4,350,000 shares (subject to adjustment) of the Corporation's common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan). In 1994, and as subsequently amended, the Corporation established the Mack-Cali Employee Stock Option Plan ("Employee Plan") and the Mack-Cali Director Stock Option Plan ("Director Plan") under which a total of 5,380,188 shares (subject to adjustment) of the Corporation's common stock have been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan). Stock options granted under the Employee Plan in 1994 and 1995 have become exercisable over a three-year period and those options granted under both the 2000 Employee Plan and Employee Plan subsequent to 1995 become exercisable over a five-year period. All stock options granted under both the 2000 Director Plan and Director Plan become exercisable in one year. All options were granted at the fair market value at the dates of grant and have terms of ten years. As of June 30, 2003 and December 31, 2002, the stock options outstanding had a weighted average remaining contractual life of approximately 6.6 and 6.4 years, respectively.

        Information regarding the Corporation's stock options activity for the six months ended June 30, 2003 is summarized below:

	Shares Under Options	Weighted Average Exercise Price
Outstanding at January 1, 2003	3,585,930	$32.19
Granted	954,800	$28.50
Exercised	(498,062)	$27.08
Lapsed or canceled	(82,040)	$30.41

Outstanding at June 30, 2003	3,960,628	$31.96

Options Exercisable at June 30, 2003	2,027,248	$35.62
Available for grant at June 30, 2003	2,357,093

        The Corporation recognized stock options expense of $50 and none for the three month periods ended June 30, 2003 and 2002, respectively, and $88 and none for the six month periods ended June 30, 2003 and 2002, respectively.

STOCK WARRANTS

        The Corporation has 223,000 warrants outstanding which enable the holders to purchase an equal number of shares of its common stock ("Stock Warrants") at $33 per share (the market price at date of issuance). Such warrants are all currently exercisable and expire on January 31, 2007.

        The Corporation also has 339,976 Stock Warrants outstanding which enable the holders to purchase an equal number of its shares of common stock at $38.75 per share (the market price at date of issuance). Such warrants are all currently exercisable and expire on December 12, 2007.

        Information regarding the Corporation's Stock Warrants activity for the six months ended June 30, 2003 is summarized below:

Warrants
Outstanding at January 1, 2003	642,476
Exercised	(29,500)
Lapsed or canceled	(50,000)

Outstanding at June 30, 2003	562,976

Exercisable at June 30, 2003	562,976

STOCK COMPENSATION

        The Corporation has granted stock awards to officers, directors, and certain other employees of the Corporation (collectively, "Restricted Stock Awards"), which allow each person to receive a certain amount of shares of the Corporation's common stock generally over a five-year vesting period. Certain Restricted Stock Awards are contingent upon the Operating Partnership meeting certain performance objectives.

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

        On June 27, 2003, the Corporation issued 5,500 shares of Restricted Stock Awards to its non-employee directors, which are scheduled to vest on January 1, 2004.

        All Restricted Stock Awards provided to the officers, directors, and certain other employees were granted under the Employee Plan, the 2000 Employee Plan and the 2000 Director Plan.

        Information regarding the Restricted Stock Awards activity for the six months ended June 30, 2003 is summarized below:

Shares
Outstanding at January 1, 2003	153,736
Granted	174,839
Vested	(58,206)
Canceled	(500)

Outstanding at June 30, 2003	269,869

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

        During the six months ended June 30, 2003 and 2002, 3,345 and 2,463 deferred stock units were earned, respectively. As of June 30, 2003 and 2002, there were 20,099 and 14,202 director stock units outstanding, respectively.

EARNINGS PER UNIT

        Basic EPU excludes dilution and is computed by dividing net income available to common unitholders by the weighted average number of units outstanding for the period. Diluted EPU reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units.

        The following information presents the Operating Partnership's results for the three months ended June 30, 2003 and 2002 in accordance with FASB No. 128:

	Three Months Ended June 30,
	2003	2002
Computation of Basic EPU
Income from continuing operations	$42,732	$48,496
Deduct: Series C Preferred Unit distributions	(672)	—
Series B Preferred Unit distributions	(3,917)	(3,863)
Add: Realized gains (losses) and unrealized losses on disposition of rental property, net	—	(4,840)

Income from continuing operations available to common units	38,143	39,793
Income from discontinued operations	—	98

Net income available to common unitholders	$38,143	$39,891

Weighted average common units	65,331	65,168

Basic EPU:
Income from continuing operations	$0.58	$0.61
Income from discontinued operations	—	—

Net income available to common unitholders	$0.58	$0.61

	Three Months Ended June 30,
	2003	2002
Computation of Diluted EPU
Income from continuing operations available to common units	$38,143	$39,793
Add:Income from continuing operations attributable to Operating Partnership — Series B preferred units	—	—

Income from continuing operations for diluted earnings per unit	38,143	39,793
Income from discontinued operations for diluted earnings per unit	—	98

Net income available to common unitholders	$38,143	$39,891

Weighted average units	65,761	65,606

Diluted EPU:
Income from continuing operations	$0.58	$0.61
Income from discontinued operations	—	—

Net income available to common unitholders	$0.58	$0.61

        The following information presents the Operating Partnership's results for the six months ended June 30, 2003 and 2002 in accordance with FASB No. 128:

	Six Months Ended June 30,
	2003	2002
Computation of Basic EPU
Income from continuing operations	$79,377	$91,456
Deduct: Series C Preferred Unit distributions	(672)	—
Series B Preferred Unit distributions	(7,842)	(7,806)
Add: Realized gains (losses) and unrealized losses on disposition of rental property, net	—	2,258

Income from continuing operations available to common units	70,863	85,908
Income from discontinued operations	1,354	284

Net income available to common unitholders	$72,217	$86,192

Weighted average common units	65,186	64,961

Basic EPU:
Income from continuing operations	$1.09	$1.32
Income from discontinued operations	0.02	0.01

Net income available to common unitholders	$1.11	$1.33

	Six Months Ended June 30,
	2003	2002
Computation of Diluted EPU
Income from continuing operations available to common units	$70,863	$85,908
Add:Income from continuing operations attributable to Operating Partnership — Series B Preferred Units	—	7,806

Income from continuing operations for diluted earnings per unit	70,863	93,714
Income from discontinued operations for diluted earnings per unit	1,354	284

Net income available to common unitholders	$72,217	$93,998

Weighted average units	65,454	71,702

Diluted EPU:
Income from continuing operations	$1.08	$1.31
Income from discontinued operations	0.02	—

Net income available to common unitholders	$1.10	$1.31

        The following schedule reconciles the units used in the basic EPU calculation to the units used in the diluted EPU calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Basic EPU Units	65,331	65,168	65,186	64,961
Add: Operating Partnership — Series B Preferred Units (after conversion to common units)	—	—	—	6,346
Stock options	427	429	267	390
Stock Warrants	3	9	1	5

Diluted EPU Units	65,761	65,606	65,454	71,702

        Not included in the computations of diluted EPU were 3,533,216 and 3,354,809 stock options, 560,300 and 635,816 Stock Warrants, 6,219,316 and 6,333,639 Series B Preferred Units, and 0 and 2,000,000 Unit Warrants, as such securities were anti-dilutive during the three months ended June 30, 2003 and 2002, respectively. Also excluded from diluted EPU computations were 3,694,018 and 3,354,809 stock options, 561,638 and 640,396 Stock Warrants, 6,224,980 and 0 Series B Preferred Units, and 0 and 2,000,000 Unit Warrants, as such securities were anti-dilutive during the six months ended June 30, 2003 and 2002, respectively. Unvested restricted stock outstanding as of June 30, 2003 and June 30, 2002 were 269,869 and 153,736, respectively.

        Through June 30, 2003, under the Repurchase Program, the Corporation purchased and retired a total of 5,615,600 shares of its outstanding common stock for an aggregate cost of approximately $157,074. Concurrent with these purchases the Corporation sold an equal number of common units to the Operating Partnership for approximately $157,074.

11.   REDEEMABLE PARTNERSHIP UNITS

Preferred Units

        The Operating Partnership has two classes of preferred units—Series B and Series C, which are described as follows:

Series B

        The Series B Preferred Units have a stated value of $1,000 per unit and are preferred as to assets over any class of common units or other class of preferred units of the Operating Partnership, based on circumstances per the applicable unit certificates. The quarterly distribution on each Series B Preferred Unit is an amount equal to the greater of (i) $16.875 (representing 6.75 percent of the Series B Preferred Unit stated value on an annualized basis) or (ii) the quarterly distribution attributable to a Series B Preferred Unit determined as if such unit had been converted into common units, subject to adjustment for customary anti-dilution rights. Each of the Series B Preferred Units may be converted at any time into common units at a conversion price of $34.65 per unit. Common units received pursuant to such conversion may be redeemed for an equal number of shares of common stock. At any time after June 11, 2005, the Operating Partnership may cause the mandatory conversion of the Series B Preferred Units into common units at the conversion price of $34.65 per unit if, for at least 20 of the prior consecutive 30 days, the closing price of the Corporation's common stock equals or exceeds $34.65. The Operating Partnership is prohibited from taking certain actions that would adversely affect the rights of the holders of Series B Preferred Units without the consent of at least 66 2/3 percent of the outstanding Series B Preferred Units, including authorizing, creating or issuing any additional preferred units ranking senior to or equal with the Series B Preferred Units; provided, however, that such consent is not required if the Operating Partnership issues preferred units ranking equal (but not senior) to the Series B Preferred Units in an aggregate amount up to the greater of (a) $200,000 in stated value and (b) 10 percent of the sum of (1) the combined market capitalization of the Corporation's common stock and the Operating Partnership's common and Series B Preferred Units, as if converted into common stock, and (2) the aggregate liquidation preference on any of the Corporation's non-convertible preferred stock or the Operating Partnership's non-convertible preferred units. As of June 30, 2003, the calculation in the above clause (b) was $264,545.

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

12.   EMPLOYEE BENEFIT PLAN

        All employees of the Corporation who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan (the "401(k) Plan"). The 401(k) Plan allows eligible employees to defer up to 15 percent of their annual compensation, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. Under the 401(k) Plan, the Corporation, at management's discretion, may match employee contributions and/or make discretionary contributions. Total expense incurred by the Operating Partnership for the three months ended June 30, 2003 and 2002 was $100 and $100, respectively, and for the six months ended June 30, 2003 and 2002 was $200 and $200, respectively.

13.   COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS

Harborside Financial Center

        Pursuant to an agreement with the City of Jersey City, New Jersey, the Operating Partnership is required to make payments in lieu of property taxes ("PILOT") on its Harborside Plaza 2 and 3 properties. The agreement, which commenced in 1990, is for a term of 15 years. Such PILOT is equal to two percent of Total Project Costs, as defined, in year one and increases by $75 per annum through year 15. Total Project Costs, as defined, are $145,644. The PILOT totaled $953 and $934 for the three months ended June 30, 2003 and 2002, respectively, and $1,906 and $1,869 for the six months ended June 30, 2003 and 2002, respectively. The PILOT on these two properties had been challenged as part of a larger effort by several neighboring towns to question past practices of the City of Jersey City in attracting large development. In May 2003, the Operating Partnership, together with most of the other property owners whose abatements had been similarly challenged, entered into settlement agreements with the challenging towns, pursuant to which these challenges were being resolved. These settlement agreements are currently before the tax court hearing the challenges for ratification, and therefore have not yet been finalized. The Operating Partnership does not believe that the final outcome will result in a material adverse impact to the Operating Partnership as there is the potential that the majority of the expense at the properties may be passed along to the properties' tenants.

        The Operating Partnership entered into a similar PILOT agreement with the City of Jersey City, New Jersey on its Harborside Plaza 4-A property. The agreement, which commenced in 2000, is for a term of 20 years. The PILOT is equal to two percent of Total Project costs, as defined, and increases by 10 percent in years 7, 10 and 13 and by 50 percent in year 16. Total Project costs, as defined, are $45,497. The PILOT totaled $227 and $252 for the three months ended June 30, 2003 and 2002, respectively, and $454 and $497 for the six months ended June 30, 2003 and 2002, respectively.

        Additionally, the Operating Partnership entered into a similar PILOT agreement with the City of Jersey City, New Jersey on its Harborside Plaza 5 property. The agreement, which commences upon substantial completion of the property, as defined, is for a term of 20 years. The PILOT is equal to two percent of Total Project Costs, as defined, and increases by 10 percent in years 7, 10 and 13, and by 50 percent in year 16. Total Project Costs, per the agreement, are the greater of $132,294 or actual Total Project Costs, as defined. The PILOT totaled $961 and none for the three months ended June 30, 2003 and 2002, respectively, and $1,623 and none for the six months ended June 30, 2003 and 2002, respectively.

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

        Selected results of operations for the three and six months ended June 30, 2003 and 2002 and selected asset information as of June 30, 2003 and December 31, 2002 regarding the Operating Partnership's operating segment are as follows:

	Total Segment	Corporate & Other (e)	Total Operating Partnership
Total contract revenues (a)
Three months ended:
June 30, 2003	$145,658	$(4,248)	$141,410	(f)
June 30, 2002	139,532	394	139,926	(g)
Six months ended:
June 30, 2003	$293,639	$(7,371)	$286,268	(h)
June 30, 2002	280,248	712	280,960	(i)
Total operating and interest expenses (b):
Three months ended:
June 30, 2003	$58,666	$21,656	$80,322	(j)
June 30, 2002	41,355	33,138	74,493	(k)
Six months ended:
June 30, 2003	$121,407	$43,718	$165,125	(l)
June 30, 2002	82,646	66,377	149,023	(m)
Equity in earnings:
Three months ended:
June 30, 2003	$6,819	$—	$6,819
June 30, 2002	5,871	3,503	9,374
Six months ended:
June 30, 2003	$9,199	$—	$9,199
June 30, 2002	6,783	1,286	8,069
Net operating income (c):
Three months ended:
June 30, 2003	$93,811	$(25,904)	$67,907	(f) (j)
June 30, 2002	104,048	(29,241)	74,807	(g) (k)
Six months ended:
June 30, 2003	$181,431	$(51,089)	$130,342	(h) (l)
June 30, 2002	204,385	(64,379)	140,006	(i) (m)
Total assets:
June 30, 2003	$3,760,062	$34,811	$3,794,873
December 31, 2002	3,761,665	34,764	3,796,429
Total long-lived assets (d):
June 30, 2003	$3,645,496	$5,614	$3,651,110
December 31, 2002	3,648,390	5,254	3,653,644

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

(b)
Total operating and interest expenses represent the sum of real estate taxes, utilities, operating services, general and administrative, interest expense and loss on early retirement of debt, net. All interest expense and loss on early retirement of debt, net, (including for property-level mortgages) is excluded from segment amounts and classified in Corporate & Other for all periods.

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

(f)
Excludes $3,230 of adjustments for straight-lining of rents and $949 for the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures.

(g)
Excludes $1,115 of adjustments for straight-lining of rents and $94 for the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures.

(h)
Excludes $5,637 of adjustments for straight-lining of rents and $1,953 for the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures.

(i)
Excludes $3,875 of adjustments for straight-lining of rents and ($953) for the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures.

(j)
Excludes $29,354 of depreciation and amortization.

(k)
Excludes $27,520 of depreciation and amortization.

(l)
Excludes $58,555 of depreciation and amortization.

(m)
Excludes $51,472 of depreciation and amortization.

16.   IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

FASB No. 145

        In April 2002, the FASB issued FASB No. 145, Rescission of FASB No. 4, 44, and 64, Amendment of FASB No. 13 and Technical Corrections. This statement eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary unless they meet the criteria of APB Opinion 30. Debt extinguishments that were classified as extraordinary in prior periods presented that do not meet the criteria of APB Opinion 30 shall be reclassified. FASB No. 145 is effective for fiscal years beginning after May 15, 2002. As of January 1, 2003, the Operating Partnership adopted FASB No. 145, and recorded costs associated with the early retirement of debt in continuing operations as "loss on early retirement of debt, net" in 2003.

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

FASB Interpretation No. 46

        On January 17, 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires additional disclosures.

        FIN 46 applies immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the first interim period beginning after June 15, 2003, to VIEs in which the Operating Partnership held a variable interest that it acquired before February 1, 2003. The Operating Partnership is evaluating the potential impact of FIN 46 on the Operating Partnership's financial position and results of operations.

FASB No. 150

        In May 2003, the FASB issued FASB No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures in its balance sheet certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of those instruments were previously classified as equity.

        This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For financial instruments created before the issuance date of this Statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this Statement. Restatement is not permitted. The Operating Partnership is evaluating the potential impact of the adoption of FASB No. 150 on the Operating Partnership's financial position and results of operations.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the Consolidated Financial Statements of Mack-Cali Realty, L.P. and the notes thereto (collectively, the "Financial Statements"). Certain defined terms used herein have the meaning ascribed to them in the Financial Statements.

Critical Accounting Policies

Rental Property

        Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Interest capitalized by the Operating Partnership for the three months ended June 30, 2003 and 2002 was $2.3 million and $6.2 million, respectively, and $4.7 million and $11.6 million for the six months ended June 30, 2003 and 2002, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

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

        Effective January 1, 2002, the Operating Partnership adopted the provisions of FASB No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes FASB No. 121. FASB No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. SFAS No. 144 retains the requirements of FASB No. 121 regarding impairment loss recognition and measurement. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. As the statement requires implementation on a prospective basis, properties which were identified as held for sale by the Operating Partnership prior to January 1, 2002 are presented in the accompanying financial statements in a manner consistent with the prior year's presentation. Properties identified as held for sale and/or sold from January 1, 2002 forward are presented in discontinued operations for all periods presented. See Note 6 to the Financial Statements.

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

Deferred Leasing Costs

        Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Operating Partnership provide leasing services to the Properties and receive compensation based on space leased. The portion of such compensation, which is capitalized and amortized, approximated $0.7 million and $0.7 million for the three months ended June 30, 2003 and 2002, respectively, and $1.5 million and $1.7 million for the six months ended June 30, 2003 and 2002, respectively.

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

Results from Operations

        As a result of the economic climate in 2002 and thus far in 2003, substantially all of the real estate markets the Operating Partnership operates in materially softened. Demand for office space declined significantly and vacancy rates increased in each of the Operating Partnership's markets since the first quarter of 2001. Through July 31, 2003, the Operating Partnership's markets continued to be weak. The percentage leased in the Operating Partnership's consolidated portfolio of stabilized operating properties at June 30, 2003 remained relatively unchanged at 92.2 percent from 92.3 percent at December 31, 2002 and decreased from 93.9 percent at June 30, 2002. Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date. Market rental rates have declined in most markets from peak levels in late 2000 and early 2001. Rental rates on the Operating Partnership's space that was re-leased during the six months ended June 30, 2003 decreased an average of 7.7 percent compared to rates that were in effect under expiring leases, as compared to a 3.2 percent decrease for the same period in 2002. The Operating Partnership believes that vacancy rates may continue to increase in most of its markets for the remainder of 2003.

        The Operating Partnership has a focused strategy geared to attractive opportunities in high-barrier-to-entry markets, primarily predicated on the Operating Partnership's strong presence in the Northeast region.

        Consistent with its strategy, in the fourth quarter 2000, the Operating Partnership started construction of a 980,000 square-foot office property, known as Plaza 5, at its Harborside Financial Center office complex in Jersey City, Hudson County, New Jersey. The project, which commenced initial operations in September 2002, is currently projected to cost approximately $260 million, of which $215.1 million has been incurred by the Operating Partnership through June 30, 2003. Plaza 5 was approximately 51 percent leased as of June 30, 2003. As Plaza 5 is currently a development property in lease-up, it is excluded from percentage leased in the Operating Partnership's consolidated portfolio of stabilized operating properties referred to above. Had Plaza 5 been included in the Operating Partnership's consolidated portfolio of stabilized operating properties, the percentage leased would have been 1.5 percent lower as of June 30, 2003. Additionally, in the fourth quarter 2000, the Operating

Partnership, through a joint venture, started construction of a 577,575 square-foot office property, known as Plaza 10, on land owned by the joint venture located adjacent to the Operating Partnership's Harborside complex. The Operating Partnership holds a 50 percent interest in the joint venture. Among other things, the joint venture agreement provides for a preferred return on the Operating Partnership's invested capital in the venture in addition to the Operating Partnership's proportionate share of the venture's profit, as defined in the agreement. Plaza 10 is currently projected to cost the Operating Partnership approximately $145 million, of which $134.7 million has been incurred by the Operating Partnership through June 30, 2003. The project, which is 100 percent leased to Charles Schwab & Co. Inc. ("Schwab") for a 15-year term, commenced initial operations in September 2002. The lease agreement with Schwab obligates the venture, among other things, to deliver space to the tenant by required timelines and offers expansion options at the tenant's election. Such options may obligate the venture to construct an additional building or, at the Operating Partnership's option, to make space available in any of its existing Harborside properties. Should the venture be unable to, or choose not to, provide such expansion space, the venture would be liable to Schwab for its actual damages, in no event to exceed $15 million. The amount of Schwab's actual damages, up to $15 million, has been guaranteed by the Operating Partnership. The Operating Partnership anticipates expending an additional approximately $55.2 million for the completion of Plaza 5 and Plaza 10, which it expects to fund primarily through drawing on its revolving credit facility.

        The following comparisons for the three and six month periods ended June 30, 2003 ("2003"), as compared to the three and six month periods ended June 30, 2002 ("2002"), make reference to the following: (i) the effect of the "Same-Store Properties," which represents all in-service properties owned by the Operating Partnership at March 31, 2002 (for the three-month period comparison), and which represents all in-service properties owned by the Operating Partnership at December 31, 2001 (for the six-month period comparisons), excluding Dispositions as defined below; (ii) the effect of the "Acquired Properties," which represent all properties acquired by the Operating Partnership or commencing initial operations from April 1, 2002 through June 30, 2003 (for the three-month periods comparisons), and which represent all properties acquired by the Operating Partnership or commencing initial operations from January 1, 2002 through June 30, 2003 (for the six-month period comparisons),and; (iii) the effect of the "Dispositions", which represent results for each period for those rental properties sold by the Operating Partnership during the respective periods.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

	Three Months Ended June 30,
			Dollar Change	Percent Change
	2003	2002
	(dollars in thousands)
Revenue from rental operations:
Base rents	$127,841	$121,764	$6,077	5.0%
Escalations and recoveries from tenants	14,191	14,394	(203)	(1.4)
Parking and other	3,292	4,531	(1,239)	(27.3)

Sub-total	145,324	140,689	4,635	3.3
Interest income	265	446	(181)	(40.6)

Total revenues	145,589	141,135	4,454	3.2

Property expenses:
Real estate taxes	16,133	15,319	814	5.3
Utilities	9,541	9,257	284	3.1
Operating services	18,042	16,428	1,614	9.8

Sub-total	43,716	41,004	2,712	6.6
General and administrative	6,914	7,893	(979)	(12.4)
Depreciation and amortization	29,354	27,520	1,834	6.7
Interest expense	28,722	25,596	3,126	12.2
Loss on early retirement of debt, net	970	—	970	—

Total expenses	109,676	102,013	7,663	7.5

Income from continuing operations before equity in earnings of unconsolidated joint ventures	35,913	39,122	(3,209)	(8.2)
Equity in earnings of unconsolidated joint ventures, net	6,819	9,374	(2,555)	(27.3)

Income from continuing operations	42,732	48,496	(5,764)	(11.9)
Discontinued operations:
Income from discontinued operations	—	98	(98)	(100.0)
Realized gain on disposition of rental property	—	—	—	—

Total discontinued operations, net	—	98	(98)	(100.0)
Realized gains (losses) and unrealized losses on disposition of rental property, net	—	(4,840)	4,840	(100.0)

Net income	$42,732	$43,754	$(1,022)	(2.3)%
Series C Preferred unit distributions	(672)	—	(672)	—
Series B Preferred unit distributions	(3,917)	(3,863)	(54)	1.4

Net income available to common unitholders	$38,143	$39,891	$(1,748)	(4.4)%

        The following is a summary of the changes in revenue from rental operations and property expenses divided into Same-Store Properties, Acquired Properties and Dispositions (dollars in thousands):

	Total Operating Partnership		Same-Store Properties		Acquired Properties		Dispositions
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenue from rental operations:
Base rents	$6,077	5.0%	$1,200	1.0%	$9,642	7.9%	$(4,765)	(3.9)%
Escalations and recoveries from tenants	(203)	(1.4)	(632)	(4.4)	656	4.6	(227)	(1.6)
Parking and other	(1,239)	(27.3)	(1,369)	(30.1)	405	8.9	(275)	(6.1)

Total	$4,635	3.3%	$(801)	(0.6)%	$10,703	7.6%	$(5,267)	(3.7)%

Property expenses:
Real estate taxes	$814	5.3%	$12	0.1%	$1,166	7.6%	$(364)	(2.4)%
Utilities	284	3.1	(205)	(2.2)	981	10.6	(492)	(5.3)
Operating services	1,614	9.8	1,115	6.8	1,579	9.6	(1,080)	(6.6)

Total	$2,712	6.6%	$922	2.2%	$3,726	9.1%	$(1,936)	(4.7)%

OTHER DATA:
Number of Consolidated Properties	255		245		10		29
Square feet (in thousands)	27,006		25,155		1,851		4,799

        Base rents for the Same-Store Properties increased $1.2 million, or 1.0 percent, for 2003 as compared to 2002, due primarily to the effect of the straight-line rent adjustments on account of amendments to lease agreements with Regus Business Centre Corp. in 2002. Escalations and recoveries from tenants for the Same-Store Properties decreased $0.6 million, or 4.4 percent, for 2003 over 2002, due primarily to a reduction in the recovery of property expenses in 2003. Parking and other income for the Same-Store Properties decreased $1.4 million, or 30.1 percent, due primarily to a decrease in lease termination fees in 2003.

        Real estate taxes on the Same-Store Properties increased $12,000, or 0.1 percent, for 2003 as compared to 2002. Utilities for the Same-Store Properties decreased $0.2 million, or 2.2 percent, for 2003 as compared to 2002, due primarily to decreased usage in 2003. Operating services for the Same-Store Properties increased $1.1 million, or 6.8 percent, due primarily to increased insurance costs and repair and maintenance expenses in 2003.

        Interest income decreased $0.2, or 40.6 percent, for 2003 as compared to 2002. This decrease was due primarily to lower notes receivable balances in 2003.

        General and administrative decreased by $1.0 million, or 12.4 percent, for 2003 as compared to 2002. This decrease was due primarily to a write-off of $500,000 from technology investments in 2002 and approximately $250,000 in costs for transactions not consummated in 2002.

        Depreciation and amortization increased by $1.8 million, or 6.7 percent, for 2003 over 2002. Of this increase, $2.8 million, or 10.2 percent, is due to the Acquired Properties, which is partially offset by a decrease of $1.0 million or 3.5 percent, attributable to the Same-Store Properties.

        Interest expense increased $3.1 million, or 12.2 percent, for 2003 as compared to 2002. This increase is due primarily to lower capitalized interest in 2003 on account of less development projects. See Note 7 to the Financial Statements.

        Loss on early retirement of debt, net, amounted to $1.0 million in 2003, which consisted primarily of a write-off of the unamortized balance of $1.5 million of an interest rate contract in conjunction with the repayment of certain mortgage debt and $1.4 million of costs incurred in connection with the repurchase of $45.3 million of 7.18 percent senior unsecured notes due December 31, 2003, which are reduced by a discount of $1.7 million taken in conjunction with the early retirement of the same mortgage debt referred to above. See Note 7 to the Financial Statements.

        Equity in earnings of unconsolidated joint ventures decreased $2.5 million, or 27.3 percent, for 2003 as compared to 2002. This is due primarily to the sale of the ARCap joint venture investment in late 2002 resulting in a reduction in equity in earnings of $3.5 million in 2003, the sale of properties owned by the HPMC joint ventures in late 2002 and 2003 resulting in a reduction of $2.4 million in 2003, partially offset by the initial operations of a 577,575 square foot office property owned by the American Financial Exchange joint venture, resulting in an increase in 2003 of $3.8 million. See Note 4 to the Financial Statements.

        Income from continuing operations before equity in earnings of unconsolidated joint ventures decreased to $35.9 million in 2003 from $39.1 million in 2002. The decrease of approximately $3.2 million is due to the factors discussed above.

        Net income available to common unithholders decreased by $1.8 million, from $39.9 million in 2002 to $38.1 million in 2003. This decrease was a result of a decrease in 2003 in income from continuing operations before equity in earnings of unconsolidated joint ventures of $3.2 million, a decrease in equity in earnings of unconsolidated joint ventures, net of $2.5 million, Series C preferred unit distributions of $0.7 million in 2003, an increase in Series B preferred unit distributions of $0.1 million and a decrease in income from discontinued operations of $0.1 million in 2003. This was partially offset by a realized gain on disposition of rental property of $4.8 million in 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

	Six Months Ended June 30,
(dollars in thousands)			Dollar Change	Percent Change
	2003	2002
Revenue from rental operations:
Base rents	$254,089	$247,920	$6,169	2.5%
Escalations and recoveries from tenants	30,024	27,586	2,438	8.8
Parking and other	9,154	7,592	1,562	20.6

Sub-total	293,267	283,098	10,169	3.6
Interest income	591	784	(193)	(24.6)

Total revenues	293,858	283,882	9,976	3.5

Property expenses:
Real estate taxes	32,046	30,604	1,442	4.7
Utilities	20,437	19,333	1,104	5.7
Operating services	38,365	32,537	5,828	17.9

Sub-total	90,848	82,474	8,374	10.2
General and administrative	13,672	14,594	(922)	(6.3)
Depreciation and amortization	58,555	51,472	7,083	13.8
Interest expense	58,233	51,955	6,278	12.1
Loss on early retirement of debt, net	2,372	—	2,372	—

Total expenses	223,680	200,495	23,185	11.6

Income from continuing operations before equity in earnings of unconsolidated joint ventures	70,178	83,387	(13,209)	(15.8)
Equity in earnings of unconsolidated joint ventures, net	9,199	8,069	1,130	14.0

Income from continuing operations	79,377	91,456	(12,079)	(13.2)
Discontinued operations:
Income from discontinued operations	30	284	(254)	(89.4)
Realized gain on disposition of rental property	1,324	—	1,324	—

Total discontinued operations, net	1,354	284	1,070	376.8
Realized gains (losses) and unrealized losses on disposition of rental property, net	—	2,258	(2,258)	(100.0)

Net income	$80,731	$93,998	$(13,267)	(14.1)%
Series C Preferred unit distributions	(672)	—	(672)	—
Series B Preferred unit distributions	(7,842)	(7,806)	(36)	0.5

Net income available to common unitholders	$72,217	$86,192	$(13,975)	(16.2)%

        The following is a summary of the changes in revenue from rental operations and property expenses divided into Same-Store Properties, Acquired Properties and Dispositions (dollars in thousands):

	Total Operating Partnership		Same-Store Properties		Acquired Properties		Dispositions
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenue from rental operations:
Base rents	$6,169	2.5%	$(1,842)	(0.7)%	$19,349	7.8%	$(11,338)	(4.6)%

Escalations and recoveries from tenants	2,438	8.8	2,430	8.7	1,285	4.7	(1,277)	(4.6)
Parking and other	1,562	20.6	98	1.3	1,880	24.8	(416)	(5.5)

Total	$10,169	3.6%	$686	0.2%	$22,514	8.0%	$(13,031)	(4.6)%

Property expenses:
Real estate taxes	$1,442	4.7%	$526	1.7%	$2,085	6.8%	$(1,169)	(3.8)%
Utilities	1,104	5.7	250	1.3	2,064	10.7	(1,210)	(6.3)
Operating services	5,828	17.9	5,152	15.8	3,089	9.5	(2,413)	(7.4)

Total	$8,374	10.2%	$5,928	7.1%	$7,238	8.8%	$(4,792)	(5.8)%

OTHER DATA:
Number of Consolidated Properties	255		245		10		29
Square feet (in thousands)	27,006		25,155		1,851		4,799

        Base rents for the Same-Store Properties decreased $1.8 million, or 0.7 percent, for 2003 as compared to 2002, due primarily to decreases in space leased and rental rates at the properties in 2003. Escalations and recoveries from tenants for the Same-Store Properties increased $2.4 million, or 8.7 percent, for 2003 over 2002, due primarily to the increased amount of total property expenses in 2003. Parking and other income for the Same-Store Properties increased $0.1 million, or 1.3 percent.

        Real estate taxes on the Same-Store Properties increased $0.5 million, or 1.7 percent, for 2003 as compared to 2002, due primarily to property tax rate increases in certain municipalities in 2003, partially offset by lower assessments on certain properties in 2003. Utilities for the Same-Store Properties increased $0.2 million, or 1.3 percent, for 2003 as compared to 2002, due primarily to increased usage in 2003 on account of the harsh winter. Operating services for the Same-Store Properties increased $5.2 million, or 15.8 percent, due primarily to increased snow removal costs from the harsh winter in 2003.

        Interest income decreased $0.2, or 24.6 percent, for 2003 as compared to 2002. This decrease was due primarily to lower notes receivable balances in 2003.

        General and administrative decreased by $0.9 million, or 6.3 percent, for 2003 as compared to 2002. This decrease is due primarily to a write-off of $500,000 from technology investments in 2002, as well as lower salaries and related expense in 2003 over 2002 of $400,000.

        Depreciation and amortization increased by $7.1 million, or 13.8 percent, for 2003 over 2002. Of this increase, $1.1 million, or 2.1 percent, was attributable to the Same-Store Properties, primarily on account of properties previously held for sale in 2002 not being depreciated during the period held for sale, which were no longer being held for sale in 2003, and $6.0 million, or 11.7 percent, is due to the Acquired Properties.

        Interest expense increased $6.3 million, or 12.1 percent, for 2003 as compared to 2002. This increase was due primarily to lower capitalized interest in 2003 on account of less development projects.

        Loss on early retirement of debt, net, amounted to $2.4 million in 2003, which consisted primarily of (a) $1.4 million in costs in connection with the exchange and repurchase of $50.0 million in 7.18 percent senior unsecured notes due December 31, 2003, (b) a write-off of the unamortized balance of $1.5 million of an interest rate contract in conjunction with the repayment of mortgage debt, and (c) $1.4 million of costs incurred in connection with the repurchase of $45.3 million of 7.18 percent senior unsecured notes due December 31, 2003, partially offset by a discount of $1.7 million taken in conjunction with the early retirement of the same mortgage debt referred to above. See Note 7 to the Financial Statements.

        Equity in earnings of unconsolidated joint ventures increased $1.0 million, or 14.2 percent, for 2003 as compared to 2002. This was due primarily to the initial operations of a 577,575 square foot office property owned by the American Financial Exchange joint venture resulting in an increase in 2003 of $8.0 million, partially offset by (a) the sale of the ARCap joint venture investment in late 2002 resulting in a reduction $1.3 million in 2003, (b) the sale of properties owned by the HPMC joint ventures in late 2002 and 2003 resulting in a reduction of $3.6 million in 2003, and (c) a loss in 2003 of $1.6 million from the initial operations of the Harborside South Pier hotel. See Note 4 to the Financial Statements.

        Income from continuing operations before equity in earnings of unconsolidated joint ventures decreased to $70.2 million in 2003 from $83.4 million in 2002. The decrease of approximately $13.2 million is due to the factors discussed above.

        Net income available to common unitholders decreased by $14.0 million, from $86.2 million in 2002 to $72.2 million in 2003. This decrease was a result of realized gains (losses) and unrealized losses on disposition of rental property, net, of $2.2 million in 2002, a decrease in 2003 in income from continuing operations before equity in earnings of unconsolidated joint ventures of $13.2 million, Series C preferred unit distributions of $0.7 million in 2003 and a decrease in income from discontinued operations of $0.3 million in 2003. This was partially offset by an increase in equity in earnings of unconsolidated joint ventures, net, of $1.1 million, and a realized gain on disposition of rental property of $1.3 million in 2002.

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

        As of June 30, 2003, the Operating Partnership's total indebtedness of $1.7 billion (weighted average interest rate of 6.82 percent) was comprised of $127.2 million of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 1.96 percent) and fixed rate debt of $1.6 billion (weighted average rate of 7.21 percent).

        The Operating Partnership has three investment grade credit ratings. Standard & Poor's Rating Services ("S&P") and Fitch, Inc. ("Fitch") have each assigned their BBB rating to existing and prospective senior unsecured debt of the Operating Partnership. S&P and Fitch have also assigned their BBB-rating to existing and prospective preferred stock offerings of the Corporation. Moody's Investors Service ("Moody's") has assigned its Baa2 rating to existing and prospective senior unsecured debt of the Operating Partnership and its Baa3 rating to its existing and prospective preferred stock offerings of the Corporation.

        On September 27, 2002, the Operating Partnership obtained an unsecured revolving credit facility with a current borrowing capacity of $600.0 million from a group of 14 lenders, as described in Note 8 to the Financial Statements. As of June 30, 2003, the Operating Partnership had outstanding borrowings of $95.0 million under its unsecured revolving credit facility.

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

        The terms of the Operating Partnership's Senior Unsecured Notes, as defined in Note 7 to the Financial Statements (which totaled approximately $1.1 billion as of June 30, 2003), include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

        As of June 30, 2003, the Operating Partnership had 233 unencumbered properties, totaling 21.4 million square feet, representing 79.2 percent of the Operating Partnership's total portfolio on a square footage basis.

        The debt of the Operating Partnership's unconsolidated joint ventures aggregating $156 million are non-recourse to the Operating Partnership except for (i) customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations and (ii) approximately $11.1 million of debt on the Harborside South Pier joint venture with Hyatt Corporation ("Hyatt"). Additionally, the Operating Partnership has posted an $8.0 million letter of credit in support of another loan to that joint venture, $4.0 million of which is indemnified by Hyatt, and a $1.8 million letter of credit as a reserve for re-leasing costs on a mortgage loan with the G&G Martco joint venture.

        The following table outlines the timing of payment requirements related to the Operating Partnership's debt, PILOT agreements, and ground lease agreements (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	6-10 years	After 10 years
Senior unsecured notes	$1,127,300	$299,943	$—	$—	$827,357	$—
Revolving credit facility	95,000	—	95,000	—	—	—
Mortgages and loans payable	505,335	11,055	413,629	10,137	70,514	—
Payments in lieu of taxes (PILOT)	95,694	7,781	13,594	8,041	22,633	43,645
Ground lease payments	23,944	576	1,732	1,120	2,676	17,840

        As of June 30, 2003, the Operating Partnership's total debt had a weighted average term to maturity of approximately 4.7 years. The Operating Partnership has a total of $300.0 million of senior unsecured notes scheduled to mature through March 2004. The Operating Partnership does not intend to reserve funds to retire the Operating Partnership's Senior Unsecured Notes or its mortgages and loans payable upon maturity. Instead, the Operating Partnership will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates. If it cannot timely raise such proceeds, the Operating Partnership may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility. The Operating Partnership is reviewing various refinancing options, including the purchase of its senior unsecured notes in privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt, preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during the remainder of 2003. The Operating Partnership anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Operating Partnership's capital and liquidity needs both in the short and long-term. However, if these sources of funds are insufficient or unavailable, the Operating Partnership's ability to make the expected distributions discussed below may be adversely affected.

        The Corporation has an effective shelf registration statement with the SEC for an aggregate amount of $2.0 billion in equity securities of the Corporation. The Corporation and Operating Partnership also have an effective shelf registration statement with the SEC for an aggregate of $2.0 billion in debt securities, preferred stock and preferred stock represented by depositary shares, under which the Operating Partnership has issued an aggregate of $1.2 billion of senior unsecured notes and the Corporation has issued $25 million of preferred stock.

        On September 13, 2000, the Board of Directors of the Corporation authorized an increase to the Corporation's repurchase program under which the Corporation was permitted to purchase up to an additional $150.0 million of the Corporation's outstanding common stock ("Repurchase Program"). From that date through July 31, 2003, the Corporation purchased and retired, under the Repurchase Program, 3.7 million shares of its outstanding common stock for an aggregate cost of approximately $104.5 million. Concurrent with the purchases, the Corporation sold to the Operating Partnership 3.7 million common units for approximately $104.5 million. The Corporation has a remaining authorization to repurchase up to an additional $45.5 million of its outstanding common stock, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

        The Operating Partnership may not dispose of or distribute certain of its properties, currently comprising 140 properties with an aggregate net book value of approximately $1.8 billion, which were originally contributed by members of either the Mack Group (which includes William L. Mack, Chairman of the Corporation's Board of Directors; Earle I. Mack, director of the Corporation; and Mitchell E. Hersh, chief executive officer and director of the Corporation), the Robert Martin Group (which includes Robert F. Weinberg, a former director of the Corporation; Martin S. Berger, director of the Corporation; and Timothy M. Jones, president of the Corporation), or the Cali Group (which includes John J. Cali, a former director of the Corporation and John R. Cali, director of the Corporation) without the express written consent of a representative of the Mack Group, the Robert Martin Group or the Cali Group, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate Mack Group, Robert Martin Group or Cali Group members for the tax consequences of the recognition of such built-in-gains (collectively, the "Property Lock-Ups"). The aforementioned restrictions do not apply in the event that the Operating Partnership sells all of its properties or in connection with a sale transaction which the Corporation's Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Operating Partnership or to cure any material monetary default on any mortgage secured by a property. The Property Lock-Ups expire periodically through 2008. Upon the expiration of the Property Lock-Ups, the Operating Partnership is required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate Mack Group, Robert Martin Group or Cali Group members.

        To maintain its qualification as a REIT, the Corporation must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. Moreover, the Corporation intends to continue to make regular quarterly distributions to its common stockholders which, based upon current policy, in the aggregate would equal approximately $146.4 million on an annualized basis. However, any such distribution, whether for federal income tax purposes or otherwise, would only be paid out of available cash after meeting operating requirements, preferred unit and stock distributions, and scheduled debt service on the Operating Partnership's debt.

Off-Balance Sheet Arrangements

        The Operating Partnership's off-balance sheet arrangements are discussed in Note 4: "Investments in Unconsolidated Joint Ventures" to the Financial Statements. Additional information about the debt of the Operating Partnership's unconsolidated joint ventures is included in "Liquidity and Capital Resources" herein.

Funds from Operations

        The Operating Partnership considers funds from operations ("FFO") a relevant measure of REIT financial performance which the financial community desires REITs to provide. FFO is defined as net income (loss) before minority interest of unitholders, computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from extraordinary items and sales of depreciable rental property, plus real estate-related depreciation and amortization. FFO should not be considered as an alternative to net income as an indication of the Operating Partnership's performance or to cash flows as a measure of liquidity. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Operating Partnership's FFO is comparable to the FFO of real estate companies that use the current definition of the National Association of Real Estate Investment Trusts ("NAREIT"). Effective with this filing of the Operating Partnership's second quarter 2003 Form 10-Q, in order to best report FFO in accordance with the Securities and Exchange Commission's recent guidance in respect of Regulation G concerning non-GAAP financial measures and to disclose FFO on a comparable basis with the vast majority of other companies in the industry, the Operating Partnership has revised its definition of FFO to adhere to NAREIT's definition of FFO by including the effect of income arising from the straight-lining of rents in the periods presented. Income from the straight-lining of rents (including the Operating Partnership's share from unconsolidated joint ventures) amounted to $4,179 and $1,210 for the three months ended June 30, 2003 and 2002, respectively, and $7,589 and $2,923 for the six months ended June 30, 2003 and 2002, respectively. Such amounts are included in the reported FFO below.

        FFO for the three and six months ended June 30, 2003 and 2002, as calculated in accordance with NAREIT's definition as published in October 1999, are summarized in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income available to common unitholders	$38,143	$39,891	$72,217	$86,192
Add: Real estate-related depreciation and amortization on continuing operations (1)	31,047	27,538	63,288	51,986
Real estate-related depreciation and amortization on discontinued operations	—	2	56	3
(Deduct)/Add:
Realized (gains) losses and unrealized losses on disposition of rental property, net (2)	—	5,557	—	(1,541)
Discontinued Operations—Realized (gains) losses and unrealized losses, net	—	—	(1,324)	—
Equity in earnings from gain on sale	(2,427)	(3,506)	(2,427)	(3,506)

Funds from operations—basic	$66,763	$69,482	$131,810	$133,134
Add: Distributions to Series B preferred unitholders	3,917	3,863	7,842	7,806

Funds from operations—diluted	$70,680	$73,345	$139,652	$140,940

Basic weighted average units outstanding (3)	65,331	65,168	65,186	64,961
Diluted weighted average units outstanding (3)	71,980	71,940	71,679	71,702

(1)
Includes the Operating Partnership's share from unconsolidated joint ventures of $1,901 and $239 for the three months ended June 30, 2003 and 2002, respectively and $5,071 and $953 for the six months ended June 30, 2003 and 2002, respectively.

(2)
Net of gain on sale of land of $717 for the three and six month periods ended June 30, 2002.

(3)
See calculations for the amounts presented in the following reconciliation.

        The following schedule reconciles the Operating Partnership's basic weighted average units outstanding to the basic and diluted weighted average units outstanding presented above (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Basic weighted average units	65,331	65,168	65,186	64,961
Add: Weighted average Series B Preferred Units (after conversion to common units)	6,219	6,334	6,225	6,346
Stock options	427	429	267	390
Stock Warrants	3	9	1	5

Diluted weighted average units outstanding:	71,980	71,940	71,679	71,702

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

        Approximately $1.6 billion of the Operating Partnership's long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of June 30, 2003 ranged from LIBOR plus 65 basis points to LIBOR plus 70 basis points.

June 30, 2003 Debt, including current portion	7/1/03- 12/31/03	2004	2005	2006	2007	Thereafter	Total	Fair Value
Fixed Rate	$3,448	$316,654	$259,523	$144,595	$9,199	$867,038	$1,600,457	$1,748,208
Average Interest Rate	7.35%	7.33%	7.13%	7.12%	6.96%	7.07%	7.21%
Variable Rate			$95,000			$32,178	$127,178	$127,178

        While the Operating Partnership has not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in losses to the Operating Partnership which could adversely affect its operating results and liquidity.

Item 4.    Controls and Procedures

        Disclosure Controls and Procedures.    The Operating Partnership's management, with the participation of the Corporation's chief executive officer and chief financial officer, has evaluated the effectiveness of the Operating Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Corporation's chief executive officer and chief financial officer have concluded that, as of the end of such period, the Operating Partnership's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Operating Partnership in the reports that it files or submits under the Exchange Act.

        Internal Control Over Financial Reporting.    There have not been any changes in the Operating Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

MACK-CALI REALTY, L.P.
Part II—Other Information

Item 1. Legal Proceedings

        Pursuant to an agreement with the City of Jersey City, New Jersey, the Operating Partnership is required to make payments in lieu of property taxes ("PILOT") on its Harborside Plaza 2 and 3 properties. The agreement, which commenced in 1990, is for a term of 15 years. Such PILOT is equal to two percent of Total Project Costs, as defined, in year one and increases by $75,000 per annum through year 15. Total Project Costs, as defined, are $145.6 million. The PILOT totaled $953 and $934 for the three months ended June 30, 2003 and 2002, respectively and totaled $1,906 and $1,869 for the six months ended June 30, 2003 and 2002, respectively. The PILOT on these two properties had been challenged in the Superior Court of the State of New Jersey, Appellate Division, as part of a larger effort by several neighboring towns to question past practices of the City of Jersey City in attracting large development. In May 2003, the Operating Partnership, together with most of the other property owners whose abatements had been similarly challenged, entered into settlement agreements with the challenging towns, pursuant to which these challenges were being resolved. These settlement agreements are currently before the tax court hearing the challenges for ratification, and therefore have not yet finalized. The Operating Partnership does not believe that the final outcome will result in a material adverse impact to the Operating Partnership as there is the potential that the majority of the expense at the properties may be passed along to the properties' tenants. See Note 13 to Financial Statements.

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

        Not Applicable.

Item 3. Defaults Upon Senior Securities

        Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        On May 13, 2003, the Corporation held its Annual Meeting of Stockholders to elect four directors to the Board of Directors of the Corporation, among other things. At the Annual Meeting, the Corporation's stockholders re-elected the following Class III directors to serve until the Annual Meeting of Stockholders to be held in 2006: Martin S. Berger (Number of shares for: 50,750,081, Number of shares against: 967,428), John R. Cali (Number of shares for: 50,754,939, Number of shares against: 962,570), Mitchell E. Hersh (Number of shares for: 50,744,709, Number of shares against: 972,800) and Irvin D. Reid (Number of shares for: 50,366,876, Number of shares against: 1,350,633). Effective immediately following the Annual Meeting, John J. Cali, a Class III director, resigned from the Corporation's Board of Directors, and the Corporation reduced the size of its Board of Directors to 12 members.

        At the Annual Meeting, the Corporation's stockholders also voted upon and approved the ratification of the appointment of PricewaterhouseCoopers LLP, independent accountants, as the Corporation's independent accountants for the ensuing year (Number of shares for: 50,773,718, Number of shares against: 891,638, Number of shares abstained: 52,153, Number of broker non-votes: 0). In addition, at the Annual Meeting the Corporation's stockholders voted upon and adopted an amendment to, and restatement of, the 2000 Director Stock Option Plan to provide for the issuance of restricted stock and other stock-based awards to members of the Board of Directors of the Corporation (Number of shares for: 47,502,085, Number of shares against: 3,940,488, Number of shares abstained: 274,936, Number of broker non-votes: 0).

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
3.3
Amendment No. 1 to the Amended and Restated Bylaws of Mack-Cali Realty Corporation dated March 4, 2003, (filed as Exhibit 3.3 to the Operating Partnership's Form 10-Q dated March 31, 2003 and incorporated herein by reference).
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
4.9
Supplemental Indenture No. 6 dated as of March 14, 2003, by and between Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Operating Partnership's Form 8-K dated March 14, 2003 and incorporated herein by reference).
4.10
Supplemental Indenture No. 7 dated as of June 12, 2003, by and between Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Operating Partnership's Form 8-K dated June 12, 2003 and incorporated herein by reference).

4.11
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
10.36
Amended and Restated 2000 Director Stock Option Plan (filed as Exhibit 10.2 to the Corporation's Post-Effective Amendment No. 1 to Registration Statement on Form S-8, Registration No. 333-100244, and incorporated herein by reference).

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
10.42
Second Amendment to Contribution and Exchange Agreement, dated as of June 27, 2000, between RMC Development Company, LLC f/k/a Robert Martin Company, LLC, Robert Martin Eastview North Company, L.P., the Corporation and the Operating Partnership (filed as Exhibit 10.44 to the Operating Partnership's Form 10-K dated December 31, 2002 and incorporated herein by reference.)
31.1*	Certification of the Corporation's Chief Executive Officer, Mitchell E. Hersh, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Corporation's Chief Financial Officer, Barry Lefkowitz, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*
Certification of the Corporation's Chief Executive Officer, Mitchell E. Hersh, and the Corporation's Chief Financial Officer, Barry Lefkowitz, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)
Reports on Form 8-K

        During the second quarter of 2003, the Operating Partnership filed or furnished the following report on Form 8-K:

  (1)
  Report on Form 8-K dated June 12, 2003 filing under Items 5 and 7 certain information and documents relating to the Operating Partnership's sale of $100,000,000 of its newly issued 4.60 percent senior unsecured notes that mature on June 15, 2013.

*
filed herewith

MACK-CALI REALTY, L.P.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mack-Cali Realty, L.P. (Registrant)
By: Mack-Cali Realty Corporation, its General Partner

Date: August 13, 2003	By:	/s/ MITCHELL E. HERSH Mitchell E. Hersh Chief Executive Officer
Date: August 13, 2003	By:	/s/ BARRY LEFKOWITZ Barry Lefkowitz Executive Vice President & Chief Financial Officer

MACK-CALI REALTY, L.P.

CERTIFICATION

I, Mitchell E. Hersh, Chief Executive Officer of Mack-Cali Realty Corporation, the general partner of Mack-Cali Realty, L.P., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Mack-Cali Realty, L.P.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 13, 2003	By:	/s/ MITCHELL E. HERSH Mitchell E. Hersh Chief Executive Officer of Mack-Cali Realty Corporation, the general partner of Mack-Cali Realty, L.P.

CERTIFICATION

I, Barry Lefkowitz, Chief Financial Officer of Mack-Cali Realty Corporation, the general partner of Mack-Cali Realty, L.P., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Mack-Cali Realty, L.P.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 13, 2003	By:	/s/ BARRY LEFKOWITZ Barry Lefkowitz Executive Vice President and Chief Financial Officer of Mack-Cali Realty Corporation, the general partner of Mack-Cali Realty, L.P.

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1	Restated Charter of Mack-Cali Realty Corporation dated June 11, 2001 (filed as Exhibit 3.1 to the Operating Partnership's Form 10-Q dated June 30, 2001 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of Mack-Cali Realty Corporation dated June 10, 1999 (filed as Exhibit 3.2 to the Corporation's Form 8-K dated June 10, 1999 and incorporated herein by reference).
3.3
Amendment No. 1 to the Amended and Restated Bylaws of Mack-Cali Realty Corporation dated March 4, 2003, (filed as Exhibit 3.3 to the Operating Partnership's Form 10-Q dated March 31, 2003 and incorporated herein by reference).
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
4.9
Supplemental Indenture No. 6 dated as of March 14, 2003, by and between Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Operating Partnership's Form 8-K dated March 14, 2003 and incorporated herein by reference).
4.10
Supplemental Indenture No. 7 dated as of June 12, 2003, by and between Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Operating Partnership's Form 8-K dated June 12, 2003 and incorporated herein by reference).
4.11
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
10.35
2000 Employee Stock Option Plan (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-8, Registration No. 333-52478, and incorporated herein by reference), as amended by the First Amendment to the 2000 Employee Stock Option Plan (filed as Exhibit 10.17 to the Operating Partnership's Form 10-Q dated June 30, 2002 and incorporated herein by reference).
10.36
Amended and Restated 2000 Director Stock Option Plan (filed as Exhibit 10.2 to the Corporation's Post-Effective Amendment No. 1 to Registration Statement on Form S-8, Registration No. 333-100244, and incorporated herein by reference).
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
10.42
Second Amendment to Contribution and Exchange Agreement, dated as of June 27, 2000, between RMC Development Company, LLC f/k/a Robert Martin Company, LLC, Robert Martin Eastview North Company, L.P., the Company and the Operating Partnership (filed as Exhibit 10.44 to the Operating Partnership's Form 10-K dated December 31, 2002 and incorporated herein by reference.)
31.1*	Certification of the Corporation's Chief Executive Officer, Mitchell E. Hersh, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Corporation's Chief Financial Officer, Barry Lefkowitz, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*
Certification of the Corporation's Chief Executive Officer, Mitchell E. Hersh, and The Corporation's Chief Financial Officer, Barry Lefkowitz, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

MACK-CALI REALTY, L.P. FORM 10-Q INDEX
MACK-CALI REALTY, L.P. Part I—Financial Information
MACK-CALI REALTY, L.P. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts)
MACK-CALI REALTY, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts) (unaudited)
MACK-CALI REALTY, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL For the Six Months Ended June 30, 2003 (in thousands) (unaudited)
MACK-CALI REALTY, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS ( in thousands ) ( unaudited )
Critical Accounting Policies
Results from Operations
Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002
Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002
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
  Item 6 Exhibits and Reports on Form 8-K
MACK-CALI REALTY, L.P. Signatures
MACK-CALI REALTY, L.P. CERTIFICATION
CERTIFICATION
EXHIBIT INDEX