Form 10-Q
period 2003-09-30
MACK CALI REALTY L P
filed 2003-11-13
CIK 1067063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from...................................to................................................
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports) YES X NO and (2) has been subject to such filing requirements for the past ninety (90) days YES X NO .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No

MACK-CALI REALTY, L.P.
FORM 10-Q

INDEX

			Page
Part I	Financial Information
	Item 1.	Financial Statements:
		Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002	4
		Consolidated Statements of Operations for the three and nine month periods ended September 30, 2003 and 2002	5
		Consolidated Statement of Changes in Partners' Capital for the nine months ended September 30, 2003	6
		Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002	7
		Notes to Consolidated Financial Statements	8-36
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	37-53
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	54
	Item 4.	Controls and Procedures	54
Part II	Other Information
	Item 1.	Legal Proceedings	55
	Item 2.	Changes in Securities and Use of Proceeds	56
	Item 3.	Defaults Upon Senior Securities	56
	Item 4.	Submission of Matters to a Vote of Security Holders	56
	Item 5.	Other Information	56
	Item 6.	Exhibits and Reports on Form 8-K	57-62
		Signatures	63

MACK-CALI REALTY, L.P.

Part I – Financial Information

Item I. Financial Statements

The accompanying unaudited consolidated balance sheets, statements of operations, of changes in partners’ capital, and of cash flows and related notes thereto, have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. The financial statements reflect all adjustments consisting only of normal, recurring adjustments, which are in the opinion of management, necessary for a fair presentation for the interim periods.

The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in Mack-Cali Realty, L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per unit amounts)

	September 30, 2003 (unaudited)	December 31, 2002
ASSETS
Rental property
Land and leasehold interests	$551,280	$544,176
Buildings and improvements	3,194,772	3,141,003
Tenant improvements	188,102	164,945
Furniture, fixtures and equipment	7,660	7,533

	3,941,814	3,857,657
Less - accumulated depreciation and amortization	(520,423)	(445,569)

Net investment in rental property	3,421,391	3,412,088
Cash and cash equivalents	35,294	1,167
Investments in unconsolidated joint ventures, net	46,356	176,797
Unbilled rents receivable, net	70,599	64,759
Deferred charges and other assets, net	125,127	127,551
Restricted cash	7,780	7,777
Accounts receivable, net of allowance for doubtful accounts
of $1,516 and $1,856	4,968	6,290

Total assets	$3,711,515	$3,796,429

LIABILITIES AND PARTNERS' CAPITAL
Senior unsecured notes	$1,127,580	$1,097,346
Revolving credit facilities	--	73,000
Mortgages and loans payable	503,350	582,026
Distributions payable	46,034	45,067
Accounts payable, accrued expenses and other liabilities	48,147	50,774
Rents received in advance and security deposits	41,197	39,038
Accrued interest payable	10,707	24,948

Total liabilities	1,777,015	1,912,199

Commitments and contingencies
Partners' Capital:
General Partner, 10,000 and 0 preferred units outstanding	24,836	--
Limited partners, 215,456 and 215,894 preferred units outstanding	220,996	221,445
General Partner, 58,182,631 and 57,318,478 common units outstanding	1,479,873	1,454,194
Limited partners, 7,795,498 and 7,813,806 common units outstanding	208,795	208,591

Total partners' capital	1,934,500	1,884,230

Total liabilities and partners' capital	$3,711,515	$3,796,429

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
REVENUES
Base rents	$126,120	$119,779	$380,209	$367,699
Escalations and recoveries from tenants	16,285	15,088	46,309	42,674
Parking and other	4,981	7,441	14,135	15,033

Total revenues	147,386	142,308	440,653	425,406

EXPENSES
Real estate taxes	16,677	15,112	48,723	45,715
Utilities	11,658	10,016	32,095	29,350
Operating services	17,329	16,660	55,694	49,197
General and administrative	8,661	5,513	22,333	20,108
Depreciation and amortization	29,511	28,902	88,066	80,374
Interest expense	28,910	26,429	87,143	78,384
Interest income	(244)	(742)	(835)	(1,527)
Loss on early retirement of debt, net	--	--	2,372	--

Total expenses	112,502	101,890	335,591	301,601

Income from continuing operations before equity in
earnings of unconsolidated joint ventures	34,884	40,418	105,062	123,805
Equity in earnings of unconsolidated joint ventures, net	3,575	2,205	12,774	10,274
Gain on sale of investment in unconsolidated
joint venture	23,140	--	23,140	--

Income from continuing operations	61,599	42,623	140,976	134,079
Discontinued operations
(Loss) income from discontinued operations	--	(258)	30	26
Realized gain on disposition of rental property	--	--	1,324	--

Total discontinued operations, net	--	(258)	1,354	26
Realized gains (losses) and unrealized losses on
disposition of rental property, net	--	456	--	2,714

Net income	61,599	42,821	142,330	136,819
Series B Preferred unit distributions	(3,917)	(3,925)	(11,759)	(11,731)
Series C Preferred unit distributions	(500)	--	(1,172)	--

Net income available to common unitholders	$57,182	$38,896	$129,399	$125,088

Basic earnings per common unit:
Income from continuing operations	$0.87	$0.60	$1.96	$1.92
Discontinued operations	--	--	0.02	--

Net income available to common unitholders	$0.87	$0.60	$1.98	$1.92

Diluted earnings per common unit:
Income from continuing operations	$0.84	$0.59	$1.94	$1.91
Discontinued operations	--	--	0.02	--

Net income available to common unitholders	$0.84	$0.59	$1.96	$1.91

Dividends declared per common unit	$0.63	$0.63	$1.89	$1.87

Basic weighted average units outstanding	65,668	65,372	65,349	65,099

Diluted weighted average units outstanding	72,465	65,656	71,943	71,764

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

For the Nine Months Ended September 30, 2003 (in thousands) (unaudited)

	General Partner Preferred Units	Limited Partners Preferred Units	General Partner Common Units	Limited Partners Common Units	General Partner Preferred Unitholders	Limited Partners Preferred Unitholders	General Partner Common Unitholders	Limited Partners Common Unitholders	Total
Balance at January 1, 2003	--	216	57,318	7,813	$--	$221,445	$1,454,194	$208,591	$1,884,230
Net income	--	--	--	--	1,172	11,759	113,961	15,438	142,330
Distributions	--	--	--	--	(1,172)	(11,759)	(109,584)	(14,747)	(137,262)
Issuance of preferred
units	10	--	--	--	24,836	--	--	--	24,836
Redemption of preferred
units for common
units	--	(1)	--	13	--	(449)	--	449	--
Redemption of limited
partner common units for
shares of common stock	--	--	31	(31)	--	--	936	(936)	--
Contributions - proceeds
from stock
options exercised	--	--	626	--	--	--	17,238	--	17,238
Contributions - proceeds
from Stock Warrants
exercised	--	--	68	--	--	--	2,227	--	2,227
Stock options expense	--	--	--	--	--	--	139	--	139
Deferred compensation
plan for directors	--	--	--	--	--	--	169	--	169
Issuance of Restricted
Stock Awards	--	--	175	--	--	--	40	--	40
Amortization of stock
compensation	--	--	--	--	--	--	1,583	--	1,583
Repurchase of general
partner common units	--	--	(35)	--	--	--	(1,030)	--	(1,030)

Balance at September 30, 2003	10	215	58,183	7,795	$24,836	$220,996	$1,479,873	$208,795	$1,934,500

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$142,330	$136,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,066	80,374
Stock options expense	139	--
Amortization of stock compensation	1,583	1,376
Amortization of deferred financing costs and debt discount	3,603	3,928
Write-off of unamortized interest rate contract	1,540	--
Discount on early retirement of debt	(2,008)	--
Equity in earnings of unconsolidated joint ventures, net	(12,774)	(10,274)
Gain on sale of investment in unconsolidated joint venture	(23,140)	--
Realized (gains) losses and unrealized losses on disposition of rental property, net	(1,324)	(2,714)
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(5,904)	(4,021)
Increase in deferred charges and other assets, net	(17,974)	(26,810)
Decrease in accounts receivable, net	1,322	346
Decrease in accounts payable and accrued expenses	(2,627)	(2,121)
Decrease in rents received in advance and security deposits	2,159	5,550
Decrease in accrued interest payable	(14,241)	(16,782)

Net cash provided by operating activities	$160,750	$165,671

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to rental property	$(88,689)	$(127,546)
Proceeds from repayment of mortgage note receivable	3,542	3,813
Investments in unconsolidated joint ventures	(12,851)	(51,587)
Distributions from unconsolidated joint ventures	14,339	20,086
Proceeds from sale of investment in unconsolidated joint venture	164,867	--
Proceeds from sales of rental property	5,469	115,460
(Increase) decrease in restricted cash	(3)	485

Net cash provided by (used in) investing activities	$86,674	$(39,289)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from senior unsecured notes	$124,714	--
Proceeds from revolving credit facilities	297,852	$428,775
Repayments of revolving credit facilities	(370,852)	(369,275)
Repayment of senior unsecured notes	(95,284)	--
Repayments of mortgages and loans payable	(76,124)	(2,593)
Net proceeds from preferred unit issuance	24,836	--
Repurchase of common units	(1,030)	(1,824)
Payment of financing costs	(577)	(4,986)
Proceeds from stock options exercised	17,238	16,866
Proceeds from stock warrants exercised	2,227	3,547
Payment of distributions	(136,297)	(132,908)

Net cash used in financing activities	$(213,297)	$(62,398)

Net increase in cash and cash equivalents	$34,127	$63,984
Cash and cash equivalents, beginning of period	1,167	12,835

Cash and cash equivalents, end of period	$35,294	$76,819

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share/unit amounts)

1.     ORGANIZATION AND BASIS OF PRESENTATION

Organization

        Mack-Cali Realty, L.P., a Delaware limited partnership, and its subsidiaries (the “Operating Partnership”) was formed on May 31, 1994 to conduct the business of leasing, management, acquisition, development, construction and tenant-related services for its sole general partner, Mack-Cali Realty Corporation and its subsidiaries (the “Corporation” or “General Partner”). The Operating Partnership, through its operating divisions and subsidiaries, including the Mack-Cali property-owning partnerships and limited liability companies (collectively, the “Property Partnerships”), as described below, is the entity through which all of the General Partner’s operations are conducted.

        The General Partner is a fully integrated, self-administered, self-managed real estate investment trust (“REIT”). The General Partner controls the Operating Partnership as its sole general partner, and owned an 88.2 percent and 88.0 percent common unit interest in the Operating Partnership as of September 30, 2003 and December 31, 2002, respectively.

        The General Partner’s business is the ownership of interests in and operation of the Operating Partnership, and all of the General Partner’s expenses are incurred for the benefit of the Operating Partnership. The General Partner is reimbursed by the Operating Partnership for all expenses it incurs relating to the ownership and operation of the Operating Partnership. The Operating Partnership earns a management fee of between three percent and five percent of revenues, as defined, for its management of the Property Partnerships.

        As of September 30, 2003, the Operating Partnership owned or had interests in 265 properties plus developable land (collectively, the “Properties”). The Properties aggregate approximately 28.5 million square feet, which are comprised of 155 office buildings and 97 office/flex buildings totaling approximately 28.0 million square feet (which include four office buildings and one office/flex building aggregating 1.2 million square feet owned by unconsolidated joint ventures in which the Operating Partnership has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, three stand-alone retail properties totaling approximately 118,040 square feet (which include one retail property totaling approximately 100,740 square feet owned by an unconsolidated joint venture in which the Operating Partnership has an investment interest), one hotel (which is owned by an unconsolidated joint venture in which the Operating Partnership has an investment interest) and three parcels of land leased to others. The Properties are located in eight states, primarily in the Northeast, plus the District of Columbia.

BASIS OF PRESENTATION

        The accompanying consolidated financial statements include all accounts of the Operating Partnership, its majority-owned and/or controlled subsidiaries, which consist principally of Mack-Cali Realty, L.P. (“Operating Partnership”). See Investments in Unconsolidated Joint Ventures in Note 2 for the Operating Partnership’s treatment of unconsolidated joint venture interests. All significant intercompany accounts and transactions have been eliminated.

        The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.     SIGNIFICANT ACCOUNTING POLICIES

Rental Property

        Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Included in total rental property is construction and development in-progress of $60,247 and $168,700 (including land of $46,635 and $50,481) as of September 30, 2003 and December 31, 2002, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

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

        Upon acquisition of rental property, the Operating Partnership estimates the fair value of acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities generally consisting of the fair value of (i) above and below market leases, (ii) in-place leases and (iii) tenant relationships. The Operating Partnership allocates the purchase price to the assets acquired and liabilities assumed based on their relative fair values. In estimating the fair value of the tangible and intangible assets acquired, the Operating Partnership considers information obtained about each property as a result of its due diligence and marketing and leasing activities, and utilizes various valuation methods, such as estimated cash flow projections utilizing appropriate discount and capitalization rates, estimates of replacement costs net of depreciation, and available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

        Above-market and below-market lease values for acquired properties are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining term of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed rate renewal options of the respective leases.

        Other intangible assets acquired include amounts for in-place lease values and tenant relationship values which are based on management’s evaluation of the specific characteristics of each tenant’s lease and the Operating Partnership’s overall relationship with the respective tenant. Factors to be considered by management in its analysis of in-place lease values include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, management considers leasing commissions, legal and other related expenses. Characteristics considered by management in valuing tenant relationships include the nature and extent of the Operating Partnership’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of in-place leases are amortized to expense over the remaining initial terms of the respective leases. The value of tenant relationship intangibles are amortized to expense over the anticipated life of the relationships.

        On a periodic basis, management assesses whether there are any indicators that the value of the Operating Partnership’s real estate properties may be impaired. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. The Operating Partnership’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved. Management does not believe that the value of any of the Operating Partnership’s rental properties is impaired.

Rental Property Held for Sale and Discontinued Operations

        When assets are identified by management as held for sale, the Operating Partnership discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If, in management’s opinion, the net sales price of the assets which have been identified as held for sale is less than the net book value of the assets, a valuation allowance is established.

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

        Effective January 1, 2002, the Operating Partnership adopted the provisions of Statement of Financial Accounting Standards (“FASB”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes FASB No. 121. FASB No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. FASB No. 144 retains the requirements of FASB No. 121 regarding impairment loss recognition and measurement. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. As the statement requires implementation on a prospective basis, properties which were identified as held for sale by the Operating Partnership prior to January 1, 2002 are presented in the accompanying financial statements in a manner consistent with the presentation prior to January 1, 2002. Properties identified as held for sale and/or sold from January 1, 2002 forward are presented in discontinued operations for all periods presented. See Note 6.

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

        On a periodic basis, management assesses whether there are any indicators that the value of the Operating Partnership’s investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management’s estimate of the value of the investment is less than the carrying value of the investment. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment. Management does not believe that the value of any of the Operating Partnership’s investments in unconsolidated joint ventures is impaired. See Note 4.

Cash and Cash Equivalents

        All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

Deferred Financing Costs

        Costs incurred in obtaining financing are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $1,118 and $1,176 for the three months ended September 30, 2003 and 2002, respectively, and $3,603 and $3,529 for the nine months ended September 30, 2003 and 2002, respectively.

Deferred Leasing Costs

        Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Operating Partnership are compensated for providing leasing services to the Properties. The portion of such compensation, which is capitalized and amortized, approximated $821 and $908 for the three months ended September 30, 2003 and 2002, respectively, and $2,313 and $2,604 for the nine months ended September 30, 2003 and 2002, respectively.

Restricted Cash

        Restricted cash includes tenant security deposits and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements.

Derivative Instruments

        The Operating Partnership measures derivative instruments, including certain derivative instruments embedded in other contracts, at fair value and records them as an asset or liability, depending on the Operating Partnership’s rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of the derivative are reported in other comprehensive income (“OCI”) and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging and ineffective portions of hedges are recognized in earnings in the affected period. See Note 9 –Interest Rate Contract.

Revenue Recognition

        Base rental revenue is recognized on a straight-line basis over the terms of the respective leases. Unbilled rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements. The capitalized above-market lease values for acquired properties are amortized as a reduction of base rental revenue over the remaining term of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed rate renewal options of the respective leases. Parking and other revenue includes income from parking spaces leased to tenants, income from tenants for additional services provided by the Operating Partnership, income from tenants for early lease terminations and income from managing and/or leasing properties for third parties.

        Reimbursements are received from tenants for certain costs as provided in the lease agreements. These costs generally include real estate taxes, utilities, insurance, common area maintenance and other recoverable costs. See Note 13.

Allowance for Doubtful Accounts

        Management periodically performs a detailed review of amounts due from tenants to determine if accounts receivable balances are impaired based on factors affecting the collectibility of those balances. Management’s estimate of the allowance for doubtful accounts requires management to exercise significant judgment about the timing, frequency and severity of collection losses, which affects the allowance and net income.

Income and Other Taxes

        The Operating Partnership is a partnership and, as a result, all income and losses of the partnership are allocated to the partners for inclusion in their respective income tax returns. Accordingly, no provision or benefit for income taxes has been made in the accompanying financial statements.

Earnings Per Unit

        The Operating Partnership presents both basic and diluted earnings per unit (“EPU”). Basic EPU excludes dilution and is computed by dividing net income available to common unitholders by the weighted average number of units outstanding for the period. Diluted EPU reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units, where such exercise or conversion would result in a lower EPU amount.

Distributions Payable

        The distributions payable at September 30, 2003 represents distribution payable to preferred unitholders of record as of October 3, 2003 (10,000 Series C Preferred units), distributions payable to common unitholders (66,057,442 common units) on that same date and preferred distributions payable to preferred unitholders (215,456 Series B preferred units) for the third quarter 2003. The third quarter 2003 Series C preferred unit distributions of $0.50 per preferred unit and common unit distributions of $0.63 per common unit, as well as the third quarter preferred unit distributions of $18.1818 per preferred unit were approved by the Board of Directors on September 17, 2003. The Series C preferred unit distributions payable were paid on October 15, 2003. The common and Series B preferred unit distributions payable were paid on October 20, 2003.

        The distributions payable at December 31, 2002 represents distributions payable to common unitholders of record as of January 6, 2003 (65,304,223 common units), and preferred distributions payable to preferred unitholders (215,894 Series B preferred units) for the fourth quarter 2002. The fourth quarter 2002 common unit distributions of $0.63 per common unit, as well as the fourth quarter preferred unit distribution of $18.1818 per preferred unit, were approved by the Board of Directors on December 19, 2002 and paid on January 17, 2003.

Costs Incurred for Preferred Stock Issuances

        Costs incurred in connection with the Corporation’s preferred stock issuances are reflected as a reduction of General Partner’s capital.

Stock Options

        With respect to the Corporation’s stock options which were granted prior to 2002, the Operating Partnership accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB No. 25”). Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Corporation’s stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Corporation’s policy is to grant options with an exercise price equal to the quoted closing market price of the Corporation’s stock on the business day preceding the grant date. Accordingly, no compensation cost has been recognized under the Corporation’s stock option plans for the granting of stock options made prior to 2002. In 2002, the Operating Partnership adopted the provisions of FASB No. 123, which requires, on a prospective basis, that the value of stock options at the grant date be amortized ratably into expense over the appropriate vesting period. The Corporation did not grant any stock options in 2002. For the three and nine month periods ended September 30, 2003, the Operating Partnership recorded stock options expense of $51 and $139, respectively, for stock options granted in 2003. FASB No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, was issued in December 2002 and amends FASB No. 123, Accounting for Stock Based Compensation. FASB No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation. In addition, this Statement amends the disclosure requirements of FASB No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FASB No. 148 disclosure requirements are presented as follows:

The following table illustrates the effect on net income and earnings per unit if the fair value based method had been applied to all outstanding and unvested stock awards in each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income available to common unitholders,
as reported	$57,182	$38,896	$129,399	$125,088
Add: Stock-based employee compensation
expense included in reported net income	51	--	139	--
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for
all awards	(471)	(684)	$(1,398)	(2,051)

Pro forma net income available
to common unitholders - basic	$56,762	$38,212	$128,140	$123,037

Earnings Per Common Unit:
Basic - as reported	$0.87	$0.60	$1.98	$1.92
Basic - pro forma	$0.86	$0.58	$1.96	$1.89

Diluted - as reported	$0.84	$0.59	$1.96	$1.91
Diluted - pro forma	$0.84	$0.58	$1.94	$1.88

Reclassifications

Certain reclassifications have been made to prior period amounts in order to conform with current period presentation.

3.     REAL ESTATE PROPERTY TRANSACTIONS

Property Acquisitions

        The Operating Partnership acquired the following operating properties during the nine months ended September 30, 2003:

Acquisition Date	Property/Address	Location	# of Bldgs.	Rentable Square Feet	Investment by Operating Partnership (a)
Office:
09/12/03	4 Sentry Parkway	Blue Bell, Montgomery County, PA	1	63,930	$10,395
09/23/03	14 Commerce Drive	Cranford, Union County, NJ	1	67,189	8,382

Total Office Property Acquisitions:			2	131,119	$18,777

Office/Flex
08/19/03	3 Odell Plaza	Yonkers, Westchester County, NY	1	71,065	6,047

Total Property Acquisitions:			3	202,184	$24,824

(a)	Transactions were funded primarily through borrowings on the Operating Partnership’s revolving credit facility, from net proceeds received in the sale or sales of rental property, and/or from the Operating Partnership’s cash reserves. Amounts are as of September 30, 2003.

Property Sales

        On March 28, 2003, the Operating Partnership sold 1770 St. James Place, a 103,689 square-foot office building located in Houston, Harris County, Texas, for net sales proceeds of approximately $5,469. The Operating Partnership recognized a gain of $1,324 from the sale, which is presented in discontinued operations for the nine months ended September 30, 2003. See Note 6.

        On October 31, 2003, the Operating Partnership sold 111 Soledad, a 248,153 square foot office building located in San Antonio, Texas, for net sales proceeds of approximately $10,780.

4.     INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

The debt of the Operating Partnership’s unconsolidated joint ventures aggregating $148,599 as of September 30, 2003 is non-recourse to the Operating Partnership, except for customary exclusions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations, and except as otherwise indicated below.

HPMC

        On April 23, 1998, the Operating Partnership entered into a joint venture agreement with HCG Development, L.L.C. and Summit Partners I, L.L.C. to form HPMC Development Partners, L.P. and, on July 21, 1998, entered into a second joint venture, HPMC Development Partners II, L.P. (formerly known as HPMC Lava Ridge Partners, L.P.), with these same parties. HPMC Development Partners, L.P.‘s efforts focused on two development projects, commonly referred to as Continental Grand II and Summit Ridge. HPMC Development Partners II, L.P.‘s efforts have focused on six development projects, commonly referred to as Lava Ridge, Pacific Plaza I & II and Stadium Gateway.

        The Operating Partnership has a 50 percent ownership interest and HCG Development, L.L.C. and Summit Partners I, L.L.C. (both of which are not affiliated with the Operating Partnership) collectively have a 50 percent ownership interest in HPMC Development Partners, L.P. and HPMC Development Partners II, L.P. (the “HPMC Joint Ventures”). Significant terms of the applicable partnership agreements, among other things, call for the Operating Partnership to provide 80 percent and HCG Development, L.L.C. and Summit Partners I, L.L.C. to collectively provide 20 percent of the development equity capital to the HPMC Joint Ventures. As the Operating Partnership has agreed to fund development equity capital disproportionate to its ownership interest, it was granted a preferred return of 10 percent on its invested capital as a priority. Profits and losses of each of the HPMC Joint Ventures are allocated to the partners based upon the priority of distributions specified in the respective agreements and entitle the Operating Partnership to a preferred return, as well as 50 percent of each of the HPMC Joint Ventures’ residual profits above the preferred returns. Equity in earnings recognized by the Operating Partnership consists of preferred returns and the Operating Partnership’s equity in the HPMC Joint Ventures’ earnings (loss) after giving effect to the HPMC Joint Ventures’ payment of such preferred returns.

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

      Pacific Plaza I & II

Pacific Plaza I & II is a two-phase development joint venture project, located in Daly City, San Mateo County, California between HPMC Development Partners II, L.P. and a third-party entity. Phase I of the project, which commenced initial operations in August 2001, consists of a nine-story office building, aggregating 364,384 square feet. Phase II comprises a six-story retail and theater complex. The theater portion of Phase II commenced initial operations in June 2002, with a portion of the retail space commencing operations in August 2002. The Operating Partnership performs management services for these properties owned by the joint venture and recognized $81 and $91 in fees for such services for the three months ended September 30, 2003 and 2002, respectively, and $234 and $213 for the nine months ended September 30, 2003 and 2002, respectively.

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

G&G MARTCO (Convention Plaza)

        On April 30, 1998, the Operating Partnership acquired a 49.9 percent interest in an existing joint venture, G&G Martco, which owns Convention Plaza, a 305,618 square-foot office building, located in San Francisco, San Francisco County, California. A portion of the Operating Partnership’s initial investment was financed through the issuance of common units, as well as funds drawn from the Operating Partnership’s revolving credit facilities. On June 4, 1999, the Operating Partnership acquired an additional 0.1 percent interest in G&G Martco through the issuance of common units. The venture has a mortgage loan with a $42,559 balance at September 30, 2003 secured by its office property. The mortgage bears interest at a rate of the London Inter-Bank Offered Rate (“LIBOR”) (1.12 percent at September 30, 2003) plus 162.5 basis points and matures in August 2006. The Operating Partnership performs management and leasing services for the property owned by the joint venture and recognized $54 and $62 in fees for such services for the three months ended September 30, 2003 and 2002, respectively, and $177 and $188 for the nine months ended September 30, 2003 and 2002, respectively.

AMERICAN FINANCIAL EXCHANGE L.L.C./ PLAZA VIII and IX Associates, L.L.C.

        On May 20, 1998, the Operating Partnership entered into a joint venture agreement with Columbia Development Company, L.L.C. (“Columbia”) to form American Financial Exchange L.L.C (“AFE”). The venture was formed to acquire land for future development, located on the Hudson River waterfront in Jersey City, Hudson County, New Jersey, adjacent to the Operating Partnership’s Harborside Financial Center office complex. Among other things, the partnership agreement provided for a preferred return on the Operating Partnership’s invested capital in the venture, in addition to the Operating Partnership’s proportionate share of the venture’s profit, as defined in the agreement. The joint venture acquired land on which it initially constructed a parking facility, a portion of which is currently licensed to a parking operator. Such parking facility serves a ferry service between the Operating Partnership’s Harborside property and Manhattan. In the fourth quarter 2000, the joint venture started construction of Plaza 10, a 577,575 square-foot office building which was 100 percent pre-leased to Charles Schwab & Co. Inc. (“Schwab”) for a 15-year term, on certain of the land owned by the venture. The lease agreement with Schwab obligated the venture, among other things, to deliver space to the tenant by required timelines and offers expansion options at the tenant’s election. Such option may have obligated the venture to construct an additional building or, at the Operating Partnership’s option, to make space available in any of its existing Harborside properties. Had the venture been unable to, or choose not to, provide such expansion space, the venture would have been liable to Schwab for its actual damages, in no event to exceed $15,000. The amount of Schwab’s actual damages, up to $15,000, had been guaranteed by the Operating Partnership. AFE has an agreement with the City of Jersey City, New Jersey, in which it is required to make payments in lieu of property taxes (“PILOT”). The agreement is for a term of 20 years. The PILOT is equal to two percent of Total Project Costs, as defined, with periodic increases, as defined. Total Project Costs, per the agreement, are the greater of $78,821 or actual Total Project Costs, as defined. The Operating Partnership performed management, leasing and development services for the Plaza 10 property owned by the venture and recognized $1,892 and $19 in fees for such services for the three months ended September 30, 2003 and 2002, respectively, and $2,194 and $19 for the nine months ended September 30, 2003 and 2002, respectively.

        On September 29, 2003, the Operating Partnership sold its interest in AFE, in which it held a 50 percent interest, and received approximately $162,145 in net sales proceeds from the transaction, which the Operating Partnership used primarily to repay outstanding borrowings under its revolving credit facility. The Operating Partnership recognized a gain on the sale of approximately $23,140, which is recorded in gain on sale of investment in unconsolidated joint venture for the three and nine months ended September 30, 2003. Following completion of the sale of its interest, the Operating Partnership no longer has any remaining obligations to Schwab.

        In advance of the transaction, AFE distributed its interests in Plaza VIII and IX Associates, L.L.C., which owned the undeveloped land currently used as a parking facility, to its then partners, the Operating Partnership and Columbia. The Operating Partnership and Columbia subsequently entered into a new joint venture agreement to own and manage the undeveloped land and related parking operations through Plaza VIII and IX Associates, L.L.C. The Operating Partnership and Columbia each hold a 50 percent interest in the new venture.

RAMLAND REALTY ASSOCIATES L.L.C. (One Ramland Road)

        On August 20, 1998, the Operating Partnership entered into a joint venture agreement with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C. The venture was formed to own, manage and operate One Ramland Road, a 232,000 square-foot office/flex building and adjacent developable land, located in Orangeburg, Rockland County, New York. In August 1999, the joint venture completed redevelopment of the property and placed the office/flex building in service. The Operating Partnership holds a 50 percent interest in the joint venture. The venture has a mortgage loan with a $14,935 balance at September 30, 2003 secured by its office/flex property. The mortgage bears interest at a rate of LIBOR plus 175 basis points and matures in January 2005. In 2001, the property’s then principal tenant, Superior Bank was closed by the Office of Thrift Supervision, and the Federal Deposit Insurance Corporation (FDIC) was named receiver. The tenant continued to meet its rental payment obligations through September 2002. In July 2002, the tenant vacated the premises and the FDIC notified the joint venture that it was rejecting the lease as of July 16, 2002. As a result of the uncertainty regarding the tenant’s ability to meet its obligations through the remainder of the term of its lease, the joint venture wrote off unbilled rents receivable of $1,573 and deferred leasing costs of $705, which is included in the Operating Partnership’s equity in earnings for the nine months ended September 30, 2002. Following Superior Bank’s closure in June 2002, the venture’s management determined it was unlikely a prospective tenant would retain tenant improvements previously made to Superior Bank’s space and, accordingly, the venture accelerated amortization of those tenant improvements and recorded a charge of $3,586, which is included in the Operating Partnership’s equity in earnings for the nine months ended September 30, 2003. The Operating Partnership performs management, leasing and other services for the property owned by the joint venture and recognized $2 and $4 in fees for such services for the three months ended September 30, 2003 and 2002, respectively, and $10 and $53 for the nine months ended September 30, 2003 and 2002, respectively.

ASHFORD LOOP ASSOCIATES L.P. (1001 South Dairy Ashford/2100 West Loop South)

        On September 18, 1998, the Operating Partnership entered into a joint venture agreement with Prudential to form Ashford Loop Associates L.P. The venture was formed to own, manage and operate 1001 South Dairy Ashford, a 130,000 square-foot office building acquired on September 18, 1998, and 2100 West Loop South, a 168,000 square-foot office building acquired on November 25, 1998, both located in Houston, Harris County, Texas. The Operating Partnership holds a 20 percent interest in the joint venture. The Operating Partnership performed management and leasing services through March 2002 for the properties owned by the joint venture and recognized $0 and $45 in fees for such services for the three and nine month periods ended September 30, 2002, respectively. Under certain circumstances, Prudential has the right to convert its interest in the venture into common stock of the Corporation at a discount to the stock’s fair market value, based on the underlying fair value of Prudential’s interest in the venture at the time of conversion. The Operating Partnership, at its option, can elect to exchange cash in lieu of stock in an amount equal to the fair value of Prudential’s interest.

        In May 2002, the Operating Partnership sent a notice to Prudential electing to exercise its option under the buy-sell provisions of the joint venture agreement. Subsequently, Prudential sent notice to the Operating Partnership that it was exercising its option to put its interest in the joint venture to the Operating Partnership in exchange for common stock of the Corporation as described above. In November 2002, the Operating Partnership and Prudential entered into a first amendment to their joint venture agreement pursuant to which: (i) the Operating Partnership retracted its notice of exercise of the buy-sell provisions of the joint venture agreement, (ii) Prudential retracted its notice of exercise of its option to put its interest in the joint venture to the Operating Partnership in exchange for common stock of the Corporation, as described above, (iii) the mechanics of the exercise by either party of their respective buy-sell, sale and exchange rights (“Exit Rights”) were clarified and confirmed, and (iv) each party agreed to a one-year moratorium on the exercise of their respective Exit Rights while the parties attempt to reposition the assets of the joint venture.

ARCAP INVESTORS, L.L.C.

        In 1999, the Operating Partnership invested $20,000 in ARCap Investors, L.L.C., a joint venture with several participants, which was formed to invest in sub-investment grade tranches of commercial mortgage-backed securities (“CMBS”). William L. Mack, Chairman of the Board of Directors of the Corporation, is a principal of an entity that owns approximately 28 percent of the venture and has nominated a member of its board of directors. As of December 31, 2001, the Operating Partnership held a 20.1 percent interest in the common equity of ARCap Investors, L.L.C. On December 12, 2002, the Operating Partnership sold its interest in the venture for $20,225.

MC-SJP MORRIS V REALTY, LLC AND MC-SJP MORRIS VI REALTY, LLC

        The Operating Partnership had an agreement with SJP Properties (“Land Development Agreement”), which provided for a cooperative effort in seeking approvals to develop up to approximately 1.8 million square feet of office development on certain vacant land, which is located in Hanover and Parsippany, Morris County, New Jersey, owned by the Operating Partnership and SJP Properties. The Land Development Agreement provided that the parties share equally in the costs associated with seeking such requisite approvals. Upon mutual consent, the Operating Partnership and SJP Properties were able to enter into one or more joint ventures to construct on the vacant land, or seek to dispose of their respective vacant land parcels subject to the agreement. Pursuant to the Land Development Agreement, on August 24, 2000, the Operating Partnership entered into a joint venture with SJP Properties to form MC-SJP Morris V Realty, LLC and MC-SJP Morris VI Realty, LLC (collectively the “Morris V and VI Venture”), which acquired developable land for approximately $16,193. The acquired land is able to accommodate approximately 650,000 square feet of office space and is located in Parsippany, Morris County, New Jersey. The venture entered into an agreement pertaining to the acquired land and two other land parcels in Parsippany with an insurance company to provide for a guarantee on the funding of the development of four office properties, aggregating 850,000 square feet. Such agreement provided, if the venture elected to develop, that the insurance company would be admitted to the joint venture and provide all the equity required to fund the development, subject to certain conditions. The venture had a mortgage loan secured by its land and guaranteed by the insurance company, which carried an interest rate of LIBOR plus 125 basis points and was scheduled to mature in March 2004.

        In October 2003, the Operating Partnership and SJP Properties mutually agreed to terminate the Land Development Agreement and the related Morris V and VI Venture, including the agreement with the insurance company. In conjunction with the termination of the Land Development Agreement, the Operating Partnership reimbursed SJP $1,812 for its development costs incurred on the parcels of land owned by the Operating Partnership. Additionally, the Operating Partnership sold its interest to SJP in the Morris V and VI Venture for $350, an amount equivalent to the costs contributed to such venture.

SOUTH PIER AT HARBORSIDE – HOTEL DEVELOPMENT

        On November 17, 1999, the Operating Partnership entered into an agreement with Hyatt Corporation (“Hyatt”) to develop a 350-room hotel on the South Pier at Harborside Financial Center, Jersey City, Hudson County, New Jersey, which was completed and commenced initial operations in July 2002. The Operating Partnership owns a 50 percent interest in the venture. The venture has a mortgage loan with a commercial bank with a $62,868 balance at September 30, 2003 secured by its hotel property, which each partner, including the Operating Partnership, has severally guaranteed repayment of approximately $11,148. The debt bears interest at a rate of LIBOR plus 275 basis points and matures in December 2003. The loan provides for two one-year extension options upon payment of a fee and subject to certain conditions. As the venture currently does not expect to meet the conditions allowing it to exercise an extension option under the current loan, the venture is pursuing a new mortgage loan with other potential lenders, although no assurance can be given that such financing will be obtained. Additionally, the venture has an $8,000 loan with the City of Jersey City, provided by the U.S. Department of Housing and Urban Development. The loan currently bears interest at fixed rates ranging from 6.09 percent to 6.62 percent and matures in August 2020. The Operating Partnership has posted an $8,000 letter of credit in support of this loan, $4,000 of which is indemnified by Hyatt.

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES

        The following is a summary of the financial position of the unconsolidated joint ventures in which the Operating Partnership had investment interests as of September 30, 2003 and December 31, 2002:

	September 30, 2003
	HPMC	G&G Martco	American Financial Exchange	Plaza VIII & IX Associates	Ramland Realty	Ashford Loop	ARCap	MC-SJP Morris Realty	Harborside South Pier	Combined Total
Assets:
Rental property, net	$--	$7,481	$--	$13,424	$13,397	$36,052	$--	$16,636	$87,144	$174,134
Other assets	13,734	2,858	--	4,865	824	332	--	30	10,086	32,729

Total assets	$13,734	$10,339	$--	$18,289	$14,221	$36,384	$--	$16,666	$97,230	$206,863

Liabilities and partners'/
members' capital (deficit):
Mortgages and loans payable	$--	$42,559	$--	$--	$14,935	$--	$--	$17,983	$73,122	$148,599
Other liabilities	3	1,006	--	4,814	74	806	--	48	4,060	10,811
Partners'/members capital
(deficit)	13,731	(33,226)	--	13,475	(788)	35,578	--	(1,365)	20,048	47,453

Total liabilities and partners'/
members' capital (deficit)	$13,734	$10,339	$--	$18,289	$14,221	$36,384	$--	$16,666	$97,230	$206,863

Operating Partnership's
investment in unconsolidated
joint ventures, net	$12,830	$5,881	$--	$6,708	$--	$7,588	$--	$316	$13,033	$46,356

	December 31, 2002
	HPMC	G&G Martco	American Financial Exchange	Plaza VIII & IX Associates	Ramland Realty	Ashford Loop	ARCap	MC-SJP Morris Realty	Harborside South Pier	Combined Total
Assets:
Rental property, net	$--	$8,329	$105,195	$--	$13,803	$36,520	$--	$17,364	$90,407	$271,618
Other assets	16,242	3,813	26,486	--	1,900	730	--	1,211	5,610	55,992

Total assets	$16,242	$12,142	$131,681	$--	$15,703	$37,250	$--	$18,575	$96,017	$327,610

Liabilities and partners'/
members' capital (deficit):
Mortgages and loans payable	$--	$50,000	$--	$--	$15,282	$87	$--	$17,983	$69,475	$152,827
Other liabilities	18	1,789	6,243	--	97	942	--	48	4,084	13,221
Partners'/members' capital	--
(deficit)	16,224	(39,647)	125,438	--	324	36,221	--	544	22,458	161,562

Total liabilities and partners'/
members' capital (deficit)	$16,242	$12,142	$131,681	$--	$15,703	$37,250	$--	$18,575	$96,017	$327,610

Operating Partnership's
investment in unconsolidated
joint ventures, net	$15,900	$2,794	$134,158	$--	$1,232	$7,652	$--	$289	$14,772	$176,797

The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Operating Partnership had investment interests during the three months ended September 30, 2003 and 2002:

	Three Months Ended September 30, 2003
	HPMC	G&G Martco	American Financial Exchange	Plaza VIII & IX Associates	Ramland Realty	Ashford Loop	ARCap	MC-SJP Morris Realty	Harborside South Pier	Combined Total
Total revenues	$11	$2,950	$5,614	$--	$65	$955	$--	$--	$6,692	$16,287
Operating and
other expenses	(244)	(1,033)	(1,156)	--	(220)	(800)	--	--	(4,278)	(7,731)
Depreciation
and amortization	--	(380)	(1,111)	--	(139)	(244)	--	--	(1,614)	(3,488)
Interest expense	--	(350)	--	--	(107)	--	--	--	(761)	(1,218)

Net income (loss)	$(233)	$1,187	$3,347	$--	$(401)	$(89)	$--	$--	$39	$3,850

Operating
Partnership's equity
in earnings (loss)
of unconsolidated
joint ventures	$(77)	$593	$3,157	$--	$(100)	$(17)	$--	$--	$19	$3,575

	Three Months Ended September 30, 2002
	HPMC	G&G Martco	American Financial Exchange	Plaza VIII & IX Associates	Ramland Realty	Ashford Loop	ARCap	MC-SJP Morris Realty	Harborside South Pier	Combined Total
Total revenues	$1	$3,307	$1,001	$--	$63	$1,113	$48,913	$--	$616	$55,014
Operating and
other expenses	(442)	(1,170)	(176)	--	(220)	(728)	(7,510)	--	(1,296)	(11,542)
Depreciation
and amortization	--	(407)	(138)	--	(223)	(244)	--	--	(1,248)	(2,260)
Interest expense	--	(475)	--	--	(181)	--	(6,739)	--	(804)	(8,199)

Net income (loss)	$(441)	$1,255	$687	$--	$(561)	$141	$34,664	$--	$(2,732)	$33,013

Operating
Partnership's equity
in earnings (loss)
of unconsolidated
joint ventures	$(5)	$592	$687	$--	$(281)	$28	$2,670	$--	$(1,486)	$2,205

The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Operating Partnership had investment interests during the nine months ended September 30, 2003 and 2002:

	Nine Months Ended September 30, 2003
	HPMC	G&G Martco	American Financial Exchange	Plaza VIII & IX Associates	Ramland Realty	Ashford Loop	ARCap	MC-SJP Morris Realty	Harborside South Pier	Combined Total
Total revenues	$4,660	$9,680	$17,398	$--	$183	$2,920	$--	$--	$16,383	$51,224
Operating and
other expenses	(315)	(2,995)	(3,040)	--	(737)	(2,528)	--	--	(11,726)	(21,341)
Depreciation
and amortization	--	(1,215)	(2,912)	--	(416)	(731)	--	--	(4,711)	(9,985)
Interest expense	--	(1,199)	--	--	(343)	--	--	--	(2,356)	(3,898)

Net income (loss)	$4,345	$4,271	$11,446	$--	$(1,313)	$(339)	$--	$--	$(2,410)	$16,000

Operating
Partnership's equity
in earnings (loss)
of unconsolidated
joint ventures	$2,346	$2,012	$11,342	$--	$(1,332)	$(39)	$--	$--	$(1,555)	$12,774

	Nine Months Ended September 30, 2002
	HPMC	G&G Martco	American Financial Exchange	Plaza VIII & IX Associates	Ramland Realty	Ashford Loop	ARCap	MC-SJP Morris Realty	Harborside South Pier	Combined Total
Total revenues	$12,106	$10,067	$1,181	$--	$1,803	$3,398	$88,411	$--	$616	$117,582
Operating and
other expenses	(1,107)	(2,907)	(197)	--	(2,339)	(2,017)	(16,671)	--	(1,306)	(26,544)
Depreciation
and amortization	(641)	(1,219)	(157)	--	(1,749)	(731)	--	--	(1,248)	(5,745)
Interest expense	(233)	(1,469)	--	--	(579)	--	(19,707)	--	(804)	(22,792)

Net income (loss)	$10,125	$4,472	$827	$--	$(2,864)	$650	$52,033	$--	$(2,742)	$62,501

Operating Partnership's
equity
in earnings (loss)
of unconsolidated
joint ventures	$6,015	$2,218	$827	$--	$(1,432)	$176	$3,956	$--	$(1,486)	$10,274

5.     DEFERRED CHARGES AND OTHER ASSETS

	September 30, 2003	December 31, 2002
Deferred leasing costs	130,770	119,520
Deferred financing costs	24,504	23,927

	155,274	143,447
Accumulated amortization	(52,123)	(40,477)

Deferred charges, net	103,151	102,970
Notes receivable	8,750	12,292
Prepaid expenses and other assets, net	13,226	12,289

Total deferred charges and other assets, net	$125,127	$127,551

6.     DISCONTINUED OPERATIONS

        Effective January 1, 2002, the Operating Partnership adopted the provisions of FASB No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes FASB No. 121. FASB No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. FASB No. 144 retains the requirements of FASB No. 121 regarding impairment loss recognition and measurement. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. As the statement requires implementation on a prospective basis, properties which were identified as held for sale by the Operating Partnership prior to January 1, 2002 are presented in the accompanying financial statements in a manner consistent with the presentation prior to January 1, 2002. As the Operating Partnership sold 1770 St. James Place (see Note 3) during the nine months ended September 30, 2003, the Operating Partnership has presented this property as discontinued operations in its statements of operations for the three and nine months ended September 30, 2003 and 2002.

        The following tables summarize income from discontinued operations and the related realized gain on sale of rental property for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Total revenues	--	$357	$254	$1,062
Operating and other expenses	--	(218)	(168)	(636)
Depreciation and amortization	--	(397)	(56)	(400)

Income from discontinued operations	--	$(258)	$30	$26

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Realized gain on sale of rental property	--	--	$1,324	--

7.     SENIOR UNSECURED NOTES

        A summary of the Operating Partnership’s senior unsecured notes as of September 30, 2003 and December 31, 2002 is as follows:

	September 30, 2003	December 31, 2002	Effective Rate (a)
7.180%, $95,283 Face Amount Notes, due December 31, 2003	--	$95,283	7.23%
7.000%, $300,000 Face Amount Notes, due March 15, 2004	$299,963	299,904	7.27%
7.250%, $300,000 Face Amount Notes, due March 15, 2009	298,718	298,542	7.49%
7.835%, $15,000 Face Amount Notes, due December 15, 2010	15,000	15,000	7.95%
7.750%, $300,000 Face Amount Notes, due February 15, 2011	298,732	298,602	7.93%
6.150%, $94,914 Face Amount Notes, due December 15, 2012	90,384	90,015	6.89%
5.820%, $26,105 Face Amount Notes, due March 15, 2013	25,061	--	6.45%
4.600%, $100,000 Face Amount Notes, due June 15, 2013	99,722	--	4.74%

Total Senior Unsecured Notes	$1,127,580	$1,097,346

(a)	Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount on the notes, as applicable.

        On March 14, 2003, the Operating Partnership exchanged $25,000 face amount of existing 7.18 percent senior unsecured notes due December 31, 2003, with interest payable monthly in arrears, for $26,105 face amount of 5.82 percent senior unsecured notes due March 15, 2013, with interest payable semi-annually in arrears. The exchange was completed with Teachers Insurance and Annuity Association (“TIAA”). In addition, the Operating Partnership also repurchased $25,000 face amount of notes due December 31, 2003 from TIAA for $26,105. The Operating Partnership recorded $1,402 in loss on early retirement of debt, net, for the nine months ended September 30, 2003 for costs incurred in connection with the notes transactions.

        On June 12, 2003, the Operating Partnership issued $100,000 face amount of 4.60 percent senior unsecured notes due June 15, 2013 with interest payable semi-annually in arrears. The total proceeds from the issuance (net of selling commissions and discount) of approximately $99,064 was used primarily to repay $62,800 of mortgage debt at a discount of $1,700 (recorded as a reduction in loss on early retirement of debt, net), and to reduce outstanding borrowings under the 2002 Unsecured Facility, as defined in Note 8. The Operating Partnership recorded $1,540 in loss on early retirement of debt, net, in the nine months ended September 30, 2003 for the write-off of the unamortized balance of an interest rate contract in conjunction with the repayment of mortgage debt (see Note 9: Mortgages and Loans Payable – Interest Rate Contract). The unsecured notes were issued at a discount of approximately $286, which is being amortized over the term as an adjustment to interest expense.

        On June 25, 2003, the Operating Partnership repurchased $45,283 face amount of existing 7.18 percent senior unsecured notes due December 31, 2003, with interest payable monthly in arrears, for $46,707 from TIAA. The repurchase fully retired the 7.18 percent senior unsecured notes which were due December 31, 2003. The Operating Partnership recorded $1,437 in loss on early retirement of debt, net, for the nine months ended September 30, 2003 for costs incurred in connection with the notes repurchase.

8.     REVOLVING CREDIT FACILITIES

2002 UNSECURED FACILITY

        On September 27, 2002, the Operating Partnership obtained an unsecured revolving credit facility (“2002 Unsecured Facility”) with a current borrowing capacity of $600,000 from a group of 14 lenders. The interest rate on outstanding borrowings under the credit line is currently LIBOR plus 70 basis points. The Operating Partnership may instead elect an interest rate representing the higher of the lender’s prime rate or the Federal Funds rate plus 50 basis points. The 2002 Unsecured Facility also requires a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears. The 2002 Unsecured Facility matures in September 2005, with an extension option of one year, which would require upon exercise a payment of 25 basis points of the then borrowing capacity of the credit line.

        In the event of a change in the Operating Partnership’s unsecured debt rating, the interest and facility fee rates will be adjusted in accordance with the following table:

Operating Partnership's Unsecured Debt Ratings: S&P/Moody's/Fitch (a)	Interest Rate - Applicable Basis Points Above LIBOR	Facility Fee Basis Points
No rating or less than BBB-/Baa3/BBB-	120.0	30.0
BBB-/Baa3/BBB-	95.0	20.0
BBB/Baa2/BBB (current)	70.0	20.0
BBB+/Baa1/BBB+	65.0	15.0
A-/A3/A- or higher	60.0	15.0

(a)	If the Operating Partnership has debt ratings from two rating agencies, one of which is Standard & Poor’s Rating Services (“S&P”) or Moody’s Investors Service (“Moody’s”), the rates per the above table shall be based on the lower of such ratings. If the Operating Partnership has debt ratings from three rating agencies, one of which is S&P or Moody’s, the rates per the above table shall be based on the lower of the two highest ratings. If the Operating Partnership has debt ratings from only one agency, it will be considered to have no rating or less than BBB-/Baa3/BBB- per the above table.

        The Operating Partnership previously had an unsecured revolving credit facility (“2000 Unsecured Facility”) with a borrowing capacity of $800,000 from a group of 24 lenders. The interest rate on outstanding borrowings under the credit line was LIBOR plus 80 basis points. The Operating Partnership had the option to elect an interest rate representing the higher of the lender’s prime rate or the Federal Funds rate plus 50 basis points. The 2000 Unsecured Facility also required a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears. In conjunction with obtaining the 2002 Unsecured Facility, the Operating Partnership repaid in full and terminated the 2000 Unsecured Facility on September 27, 2002.

SUMMARY

        As of September 30, 2003 and December 31, 2002, the Operating Partnership had outstanding borrowings of $0 and $73,000, respectively, under the 2002 Unsecured Facility.

9.     MORTGAGES AND LOANS PAYABLE

        The Operating Partnership has mortgages and loans payable collateralized by certain of the Operating Partnership’s rental properties. Payments on mortgages and loans payable are generally due in monthly installments of principal and interest, or interest only.

        A summary of the Operating Partnership’s mortgages and loans payable as of September 30, 2003 and December 31, 2002 is as follows:

LIBOR+0.65%
			Principal Balance at
Property Name	Lender	Effective Interest Rate (a)	September 30, 2003	December 31, 2002	Maturity
Harborside – Plaza 1	U.S. West Pension Trust	4.36%	--	$61,722	--
Mack-Cali Willowbrook	CIGNA	8.67%	--	7,658	--
1633 Littleton Road	First Union/Maher Partners	3.87%	--	3,504	--
400 Chestnut Ridge	Prudential Insurance Co.	9.44%	$10,768	11,611	7/01/04
Mack-Cali Centre VI	Principal Life Insurance Co.	6.87%	35,000	35,000	4/01/05
Various (b)	Prudential Insurance Co.	7.10%	150,000	150,000	5/15/05
Mack-Cali Bridgewater I	New York Life Ins. Co.	7.00%	23,000	23,000	9/10/05
Mack-Cali Woodbridge II	New York Life Ins. Co.	7.50%	17,500	17,500	9/10/05
Mack-Cali Short Hills	Prudential Insurance Co.	7.74%	23,870	24,470	10/01/05
500 West Putnam Avenue	New York Life Ins. Co.	6.52%	7,731	8,417	10/10/05
Harborside – Plazas 2 and 3	Northwestern/Principal	7.36%	155,038	158,140	1/01/06
Mack-Cali Airport	Allstate Life Insurance Co.	7.05%	10,092	10,226	4/01/07
Kemble Plaza I	Mitsubishi Tr & Bk Co.	LIBOR+0.65%	32,178	32,178	1/31/09
2200 Renaissance Boulevard	TIAA	5.89%	18,902	19,100	12/01/12
Soundview Plaza	TIAA	6.02%	19,271	19,500	1/01/13

Total Mortgages and Loans Payable			$503,350	$582,026

(a)	Effective interest rate for mortgages and loans payable reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs and other transaction costs, as applicable.

(b)	The Operating Partnership has the option to convert the mortgage loan, which is secured by 10 properties, to unsecured debt, subject to, amongst other things, the Operating Partnership having investment grade ratings from two rating agencies (at least one of which must be from S&P or Moody’s) at the time of conversion.

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

        In conjunction with the repayment of the Harborside – Plaza 1 mortgage on June 12, 2003, the Operating Partnership wrote off the unamortized balance of the interest rate contract of $1,540, which was recorded in loss on early retirement of debt, net, for the nine months ended September 30, 2003.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED

        Cash paid for interest for the nine months ended September 30, 2003 and 2002 was $103,593 and $108,630 respectively. Interest capitalized by the Operating Partnership for the nine months ended September 30, 2003 and 2002 was $6,380 and $17,171, respectively.

SUMMARY OF INDEBTEDNESS

        As of September 30, 2003, the Operating Partnership’s total indebtedness of $1,630,930 (weighted average interest rate of 7.10 percent) was comprised of $32,178 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 2.01 percent) and fixed rate debt of $1,598,752 (weighted average rate of 7.21 percent).

        As of December 31, 2002, the Operating Partnership’s total indebtedness of $1,752,372 (weighted average interest rate of 7.03 percent) was comprised of $105,178 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 2.41 percent) and fixed rate debt of $1,647,194 (weighted average rate of 7.33 percent).

10.     PARTNERS’ CAPITAL

        Partners’ capital in the accompanying consolidated financial statements relates to: (a) General Partner’s capital, consisting of common units and Series C preferred units held by the Corporation in the Operating Partnership, and (b) Limited Partners’ capital, consisting of common units held by the limited partners and Series B preferred units.

        Any transactions resulting in the issuance of additional common and preferred stock of the Corporation result in a corresponding issuance by the Operating Partnership of an equivalent amount of common and preferred units to the Corporation.

GENERAL PARTNER:

PREFERRED STOCK

        On March 14, 2003, in a publicly registered transaction with a single institutional buyer, the Corporation completed the sale and issuance of 10,000 shares of eight-percent Series C cumulative redeemable perpetual preferred stock (“Series C Preferred Stock”) in the form of 1,000,000 depositary shares ($25 stated value per depositary share). Each depositary share represents 1/100th of a share of Series C Preferred Stock. The Corporation received net proceeds of approximately $24,836 from the sale.

        The Series C Preferred Stock has preference rights with respect to liquidation and distributions over the common stock. Holders of the Series C Preferred Stock, except under certain limited conditions, will not be entitled to vote on any matters. In the event of a cumulative arrearage equal to six quarterly dividends, holders of the Series C Preferred Stock will have the right to elect two additional members to serve on the Corporation’s Board of Directors until dividends have been paid in full. At September 30, 2003, there were no dividends in arrears. The Corporation may issue unlimited additional preferred stock ranking on a parity with the Series C Preferred Stock but may not issue any preferred stock senior to the Series C Preferred Stock without the consent of two-thirds of its holders. The Series C Preferred Stock is essentially on an equivalent basis in priority with the Series B Preferred Units, as hereinafter defined.

        Except under certain conditions relating to the Corporation’s qualification as a REIT, the Series C Preferred Stock is not redeemable prior to March 14, 2008. On and after such date, the Series C Preferred Stock will be redeemable at the option of the Corporation, in whole or in part, at $25 per depositary share, plus accrued and unpaid dividends.

        In connection with the Corporation’s issuance of Series C Preferred Stock, the Corporation acquired from the Operating Partnership $25,000 of Series C preferred units (the “Series C Preferred Units”), which have terms essentially identical to the Series C preferred stock and rank equal with the Series B Preferred Units.

REPURCHASE OF GENERAL PARTNER UNITS

        The Corporation has a share repurchase program which was authorized by its Board of Directors in September 2000 to purchase up to $150,000 of the Corporation’s outstanding common stock (“Repurchase Program”). During the nine months ended September 30, 2003, the Corporation purchased and retired 35,000 shares of its outstanding common stock for an aggregate cost of approximately $1,030. The Corporation purchased and retired a total of 3,746,400 shares of its outstanding common stock for an aggregate cost of approximately $104,512 from September 2000 through September 30, 2003, with a remaining authorization under the Repurchase Program of $45,488. Concurrent with these purchases, the Corporation sold to the Operating Partnership 3,746,400 common units for approximately $104,512.

STOCK OPTION PLANS

        In September 2000, the Corporation established the 2000 Employee Stock Option Plan (“2000 Employee Plan”) and the 2000 Director Stock Option Plan (“2000 Director Plan”). In May 2002, shareholders of the Corporation approved amendments to both plans to increase the total shares reserved for issuance under both plans from 2,700,000 to 4,350,000 shares (subject to adjustment) of the Corporation’s common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan). In 1994, and as subsequently amended, the Corporation established the Mack-Cali Employee Stock Option Plan (“Employee Plan”) and the Mack-Cali Director Stock Option Plan (“Director Plan”) under which a total of 5,380,188 shares (subject to adjustment) of the Corporation’s common stock have been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan). Stock options granted under the Employee Plan in 1994 and 1995 have become exercisable over a three-year period and those options granted under both the 2000 Employee Plan and Employee Plan subsequent to 1995 become exercisable over a five-year period. All stock options granted under both the 2000 Director Plan and Director Plan become exercisable in one year. All options were granted at the fair market value at the dates of grant and have terms of ten years. As of September 30, 2003 and December 31, 2002, the stock options outstanding had a weighted average remaining contractual life of approximately 6.4 and 6.4 years, respectively.

        Information regarding the Corporation’s stock options activity for the nine months ended September 30, 2003 is summarized below:

	Shares Under Options	Weighted Average Exercise Price
Outstanding at January 1, 2003	3,585,930	$32.19
Granted	954,800	$28.50
Exercised	(626,365)	$27.53
Lapsed or canceled	(104,860)	$30.57

Outstanding at September 30, 2003	3,809,505	$32.05

Options Exercisable at September 30, 2003	1,890,785	$36.04
Available for grant at September 30, 2003	2,379,913

        The Operating Partnership recognized stock options expense of $51 and none for the three month periods ended September 30, 2003 and 2002, respectively, and $139 and none for the nine month periods ended September 30, 2003 and 2002, respectively.

STOCK WARRANTS

        The Corporation has 185,000 warrants outstanding which enable the holders to purchase an equal number of shares of its common stock (“Stock Warrants”) at $33 per share (the market price at date of issuance). Such warrants are all currently exercisable and expire on January 31, 2007.

        The Corporation also has 339,976 Stock Warrants outstanding which enable the holders to purchase an equal number of its shares of common stock at $38.75 per share (the market price at date of issuance). Such warrants are all currently exercisable and expire on December 12, 2007.

        Information regarding the Corporation’s Stock Warrants activity for the nine months ended September 30, 2003 is summarized below:

Warrants
Outstanding at January 1, 2003	642,476
Exercised	(67,500)
Lapsed or canceled	(50,000)

Outstanding at September 30, 2003	524,976

Exercisable at September 30, 2003	524,976

STOCK COMPENSATION

        The Corporation has granted stock awards to officers, directors, and certain other employees of the Corporation (collectively, “Restricted Stock Awards”), which allow each person to receive a certain amount of shares of the Corporation’s common stock generally over a five-year vesting period. Certain Restricted Stock Awards are contingent upon the Operating Partnership meeting certain performance objectives.

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

        Information regarding the Restricted Stock Awards activity for the nine months ended September 30, 2003 is summarized below:

Shares
Outstanding at January 1, 2003	153,736
Granted	174,839
Vested	(58,206)
Canceled	(500)

Outstanding at September 30, 2003	269,869

DEFERRED STOCK COMPENSATION PLAN FOR DIRECTORS

        The Deferred Compensation Plan for Directors, which commenced January 1, 1999, allows non-employee directors of the Corporation to elect to defer up to 100 percent of their annual retainer fee into deferred stock units. The deferred stock units are convertible into an equal number of shares of common stock upon the directors’ termination of service from the Board of Directors or a change in control of the Corporation, as defined in the plan. Deferred stock units are credited to each director quarterly using the closing price of the Corporation’s common stock on the applicable dividend record date for the respective quarter. Each participating director’s account is also credited for an equivalent amount of deferred stock units based on the dividend rate for each quarter.

        During the nine months ended September 30, 2003 and 2002, 4,816 and 3,861 deferred stock units were earned, respectively. As of September 30, 2003 and 2002, there were 21,659 and 15,453 director stock units outstanding, respectively.

LIMITED PARTNERS’ CAPITAL:

Series B Preferred Units

        The Operating Partnership has Series B preferred units outstanding (“Series B Preferred Units”), which have a stated value of $1,000 per unit and are preferred as to assets over any class of common units or other class of preferred units of the Operating Partnership, based on circumstances per the applicable unit certificates. The quarterly distribution on each Series B Preferred Unit is an amount equal to the greater of (i) $16.875 (representing 6.75 percent of the Preferred Unit stated value of an annualized basis) or (ii) the quarterly distribution attributable to a Series B Preferred Unit determined as if such unit had been converted into common units, subject to adjustment for customary anti-dilution rights. Each of the Series B Preferred Units may be converted at any time into common units at a conversion price of $34.65 per unit. Common units received pursuant to such conversion may be redeemed for an equal number of shares of common stock. At any time after June 11, 2005, the Operating Partnership may cause the mandatory conversion of the Series B Preferred Units into common units at the conversion price of $34.65 per unit if, for at least 20 of the prior consecutive 30 days, the closing price of the Corporation’s common stock equals or exceeds $34.65. The Operating Partnership is prohibited from taking certain actions that would adversely affect the rights of the holders of Series B Preferred Units without the consent of at least 66 2/3 percent of the outstanding Series B Preferred Units, including authorizing, creating or issuing any additional preferred units ranking senior to or equal with the Series B Preferred Units; provided, however, that such consent is not required if the Operating Partnership issues preferred units ranking equal (but not senior) to the Series B Preferred Units in an aggregate amount up to the greater of (a) $200,000 in stated value or (b) 10 percent of the sum of (1) the combined market capitalization of the Corporation’s common stock and the Operating Partnership’s common units and Series B Preferred Units, as if converted into common stock, and (2) the aggregate liquidation preference on any of the Corporation’s non-convertible preferred stock or the Operating Partnership’s non-convertible preferred units. As of September 30, 2003, the calculation in the above clause (b) was $285,509.

Common Units

        Certain individuals and entities own common units in the Operating Partnership. A common unit and a share of common stock of the Corporation have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the Operating Partnership. Common units are redeemable by the common unitholders at their option, subject to certain restrictions, on the basis of one common unit for either one share of common stock or cash equal to the fair market value of a share at the time of the redemption. The Corporation has the option to deliver shares of common stock in exchange for all or any portion of the cash requested. The common unitholders may not put the units for cash to the Corporation or the Operating Partnership. When a unitholder redeems a common unit for common stock of the Corporation, limited partners’ capital is reduced and the General Partner’s capital is increased.

EARNINGS PER UNIT:

        Basic EPU excludes dilution and is computed by dividing net income available to common unitholders by the weighted average number of units outstanding for the period. Diluted EPU reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units.

        The following information presents the Operating Partnership’s results for the three months ended September 30, 2003 and 2002 in accordance with FASB No. 128:

	Three Months Ended September 30,
	2003	2002
Computation of Basic EPU
Income from continuing operations	$61,599	$42,623
Deduct: Series B Preferred unit distributions	(3,917)	(3,925)
Series C Preferred unit distributions	(500)	--
Add: Realized gains (losses) and unrealized losses on disposition of rental property, net	--	456

Income from continuing operations available to common units	57,182	39,154
Income from discontinued operations	--	(258)

Net income available to common unitholders	$57,182	$38,896

Weighted average common units	65,668	65,372

Basic EPU:
Income from continuing operations	$0.87	$0.60
Income from discontinued operations	--	--

Net income available to common unitholders	$0.87	$0.60

	Three Months Ended September 30,
	2003	2002
Computation of Diluted EPU
Income from continuing operations available to common units	$57,182	$39,154
Add: Income from continuing operations attributable to Operating Partnership - Series B Preferred Units	3,917	--

Income from continuing operations for diluted earnings per unit	61,099	39,154
Income from discontinued operations for diluted earnings per unit	--	(258)

Net income available to common unitholders	$61,099	$38,896

Weighted average units	72,465	65,656

Diluted EPU:
Income from continuing operations	$0.84	$0.59
Income from discontinued operations	--	--

Net income available to common unitholders	$0.84	$0.59

        The following information presents the Operating Partnership’s results for the nine months ended September 30, 2003 and 2002 in accordance with FASB No. 128:

	Nine Months Ended September 30,
	2003	2002
Computation of Basic EPU
Income from continuing operations	$140,976	$134,079
Deduct: Series B Preferred unit distributions	(11,759)	(11,731)
Series C Preferred unit distributions	(1,172)	--
Add: Realized gains (losses) and unrealized losses on disposition of rental property, net	--	2,714

Income from continuing operations available to common units	128,045	125,062
Income from discontinued operations	1,354	26

Net income available to common unitholders	$129,399	$125,088

Weighted average common units	65,349	65,099

Basic EPU:
Income from continuing operations	$1.96	$1.92
Income from discontinued operations	0.02	--

Net income available to common unitholders	$1.98	$1.92

	Nine Months Ended September 30,
	2003	2002
Computation of Diluted EPU
Income from continuing operations available to common units	$128,045	$125,062
Add: Income from continuing operations attributable to Operating Partnership - Series B Preferred Units	11,759	11,731

Income from continuing operations for diluted earnings per unit	139,804	136,793
Income from discontinued operations for diluted earnings per unit	1,354	26

Net income available to common unitholders	$141,158	$136,819

Weighted average units	71,943	71,764

Diluted EPU:
Income from continuing operations	$1.94	$1.91
Income from discontinued operations	0.02	--

Net income available to common unitholders	$1.96	$1.91

        The following schedule reconciles the units used in the basic EPU calculation to the units used in the diluted EPU calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Basic EPU Units	65,668	65,372	65,349	65,099
Add: Operating Partnership - Series B Preferred Units
(after conversion to common units)	6,218	--	6,223	6,307
Stock options	559	284	364	355
Stock Warrants	20	--	7	3

Diluted EPU Units	72,465	65,656	71,943	71,764

        Not included in the computations of diluted EPU were 3,250,203 and 3,397,229 stock options, 505,206 and 642,476 Stock Warrants, 0 and 6,230,707 as-if converted Series B Preferred Units, and 0 and 2,000,000 Unit Warrants, as such securities were anti-dilutive during the three months ended September 30, 2003 and 2002, respectively. Also excluded from diluted EPU computations were 3,445,331 and 3,327,061 stock options, 517,494 and 639,423 Stock Warrants and 0 and 2,000,000 Unit Warrants, as such securities were anti-dilutive during the nine months ended September 30, 2003 and 2002, respectively. Unvested restricted stock outstanding as of September 30, 2003 and September 30, 2002 were 269,869 and 153,736, respectively.

        Through September 30, 2003, under the Repurchase Program, the Corporation purchased and retired a total of 5,615,600 shares of its outstanding common stock for an aggregate cost of approximately $157,074. Concurrent with these purchases, the Corporation sold an equal number of common units to the Operating Partnership for approximately $157,074.

11.     EMPLOYEE BENEFIT PLAN

        All employees of the Corporation who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan (the “401(k) Plan”). The 401(k) Plan allows eligible employees to defer up to 15 percent of their annual compensation, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. Under the 401(k) Plan, the Corporation, at management’s discretion, may match employee contributions and/or make discretionary contributions. Total expense incurred by the Operating Partnership for the three months ended September 30, 2003 and 2002 was $100 and $100, respectively, and for the nine months ended September 30, 2003 and 2002 was $300 and $300, respectively.

12.     COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS

Harborside Financial Center

        Pursuant to an agreement with the City of Jersey City, New Jersey, the Operating Partnership is required to make payments in lieu of property taxes (“PILOT”) on its Harborside Plaza 2 and 3 properties. The agreement, which commenced in 1990, is for a term of 15 years. Such PILOT is equal to two percent of Total Project Costs, as defined, in year one and increases by $75 per annum through year 15. Total Project Costs, as defined, are $145,644. The PILOT totaled $959 and $945 for the three months ended September 30, 2003 and 2002, respectively, and $2,866 and $2,814 for the nine months ended September 30, 2003 and 2002, respectively.

        The Operating Partnership entered into a similar PILOT agreement with the City of Jersey City, New Jersey on its Harborside Plaza 4-A property. The agreement, which commenced in 2000, is for a term of 20 years. The PILOT is equal to two percent of Total Project costs, as defined, and increases by 10 percent in years 7, 10 and 13 and by 50 percent in year 16. Total Project costs, as defined, are $45,497. The PILOT totaled $227 and $252 for the three months ended September 30, 2003 and 2002, respectively, and $682 and $749 for the nine months ended September 30, 2003 and 2002, respectively.

        Additionally, the Operating Partnership entered into a similar PILOT agreement with the City of Jersey City, New Jersey on its Harborside Plaza 5 property. The agreement, which commenced in 2002, is for a term of 20 years. The PILOT is equal to two percent of Total Project Costs, as defined, and increases by 10 percent in years 7, 10 and 13, and by 50 percent in year 16. Total Project Costs, per the agreement, are the greater of $132,294 or actual Total Project Costs, as defined. The PILOT totaled $774 and $206 for the three months ended September 30, 2003 and 2002, respectively, and $2,397 and $206 for the nine months ended September 30, 2003 and 2002, respectively.

        On February 12, 2003, the Meadowlands Xanadu proposal, presented by a joint venture to be formed between The Mills Corporation and the Corporation, was selected by the New Jersey Sports and Exposition Authority (NJSEA), providing them with the exclusive right to negotiate a developer’s agreement for the development of a $1.5 billion family entertainment and recreation complex with an office and hotel component at the Continental Airlines Arena site in East Rutherford, New Jersey. Meadowlands Xanadu’s 4.76-million-square-foot complex is expected to feature a family entertainment destination comprising three themed zones: sports/recreation, kids’ activities and fashion. The project is expected to also include office and hotel space totaling 2.2 million square feet, consisting of four 14-story, 440,000 square-foot office buildings and a 520-room hotel with conference and exhibition facilities. No definitive documentation has been entered into between The Mills Corporation and the Corporation with respect to the Xanadu Project. However, it is the current understanding between Mills and the Corporation that the retail component will be shared 80 percent to Mills and 20 percent to the Corporation and the office and hotel components will be shared 80 percent to the Corporation and 20 percent to Mills. There can be no assurance that these will be the final economic arrangements.

        On March 27, 2003, Hartz Mountain Industries, Inc. filed a lawsuit in the Superior Court of New Jersey, Law Division, for Bergen County, seeking to enjoin the NJSEA from entering into a contract with The Mills Corporation and the Corporation for the redevelopment of the Continental Arena site. The case was dismissed by the trial court but appealed. Hartz also appealed the NJSEA’s final decision which denied Hartz’s bid protest on October 23, 2003. Westfield America, Inc., has also protested the NJSEA decision, and has appealed the NJSEA’s denial of its protest. Four citizens, Elliot Braha, Richard Delauro, George Perry and Carol Coronato, have also filed lawsuits challenging the NJSEA award to Mills and the Corporation. All of these cases are now pending unresolved in the Superior Court of New Jersey, Appellate Division. We believe that our proposal fully complied with applicable laws and the request for proposals, and we plan to vigorously enforce our rights concerning this project.

        On May 8, 2003, an adversary proceeding arising out of the bankruptcy of Broadband Office, Inc. (“BBO”) was commenced by BBO and the Official Committee of Unsecured Creditors of BBO (“Plaintiffs”) in the United States Bankruptcy Court for the District of Delaware. On August 25, 2003, the Plaintiffs filed an Amended Complaint. As amended, the Complaint names as defendants Mack-Cali Realty, L.P., the chief executive officer of the Corporation, and certain alleged affiliates of the Corporation (the “Mack-Cali Defendants”). Also named as defendants are seven other real estate investment trusts or partnerships (“REITs”) that invested in BBO and the eight individuals designated by the REITs to serve on the Board of Directors of BBO. Plaintiffs assert, among other things, that the Defendants breached fiduciary duties to BBO, its minority shareholders (other than the REITs) and its creditors by approving a spin-off of BBO’s assets to a newly created entity, and approving the sale of BBO’s remaining assets to Yipes, Inc., both for allegedly inadequate consideration. Plaintiffs seek an unspecified amount of compensatory and punitive damages in connection with their fiduciary duty claims. In addition, Plaintiffs seek to avoid all payments and other transfers made to Defendants within one year of BBO’s bankruptcy filing under various provisions of the Bankruptcy Code, and to obtain “turnover” of certain property under Section 542(b) of the Code. On July 8, 2003, the district court withdrew the reference of this proceeding to the bankruptcy court, and the action is now pending in the United States District Court for the District of Delaware. The Mack-Cali Defendants have denied the claims asserted in the Amended Complaint, and believe they have substantial defenses to the claims asserted against them. The Operating Partnership does not believe that the ultimate resolution of this matter will have a material adverse effect on the Operating Partnership’s financial condition taken as a whole.

        The Operating Partnership is a defendant in other litigation arising in the normal course of business activities. Management does not believe that the ultimate resolution of these matters will have a materially adverse effect upon the Operating Partnership.

13.     TENANT LEASES

        The Properties are leased to tenants under operating leases with various expiration dates through 2019. Substantially all of the leases provide for annual base rents plus recoveries and escalation charges based upon the tenant’s proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass through of charges for electrical usage.

14.     SEGMENT REPORTING

        The Operating Partnership operates in one business segment — real estate. The Operating Partnership provides leasing, management, acquisition, development, construction and tenant-related services for its portfolio. The Operating Partnership does not have any foreign operations. The accounting policies of the segments are the same as those described in Note 2, excluding straight-line rent adjustments, depreciation and amortization and non-recurring charges.

        The Operating Partnership evaluates performance based upon net operating income from the combined properties in the segment.

        Selected results of operations for the three and nine months ended September 30, 2003 and 2002 and selected asset information as of September 30, 2003 and December 31, 2002 regarding the Operating Partnership’s operating segment are as follows:

	Total Segment	Corporate & Other (e)	Total Operating Partnership
Total contract revenues (a):
Three months ended:
September 30, 2003	$145,727	$366	$146,093	(f)
September 30, 2002	139,794	402	140,196	(g)
Nine months ended:
September 30, 2003	$431,939	$(168)	$431,771	(h)
September 30, 2002	420,041	330	420,371	(i)

Total operating and interest expenses (b):
Three months ended:
September 30, 2003	$45,785	$37,206	$82,991	(j)
September 30, 2002	42,169	30,819	72,988	(k)
Nine months ended:
September 30, 2003	$136,581	$110,944	$247,525	(l)
September 30, 2002	124,815	96,412	221,227	(m)

Equity in earnings:
Three months ended:
September 30, 2003	$3,575	$--	$3,575
September 30, 2002	(465)	2,670	2,205
Nine months ended:
September 30, 2003	$12,774	$--	$12,774
September 30, 2002	6,318	3,956	10,274

Gain on sale of investment:
Three months ended:
September 30, 2003	$23,140	$--	$23,140
September 30, 2002	--	--	--
Nine months ended:
September 30, 2003	$23,140	$--	$23,140
September 30, 2002	--	--	--

Net operating income (c):
Three months ended:
September 30, 2003	$126,657	$(36,840)	$89,817	(f)(j)
September 30, 2002	97,160	(27,747)	69,413	(g)(k)
Nine months ended:
September 30, 2003	$331,272	$(111,112)	$220,160	(h)(l)
September 30, 2002	301,544	(92,126)	209,418	(i)(m)

Total assets:
September 30, 2003	$3,656,833	$54,682	$3,711,515
December 31, 2002	3,761,665	34,764	3,796,429

Total long-lived assets (d):
September 30, 2003	$3,536,411	$1,935	$3,538,346
December 31, 2002	3,648,390	5,254	3,653,644

See footnotes to the above schedule on page 35.

(a)	Total contract revenues represent all revenues during the period (including the Operating Partnership’s share of net income from unconsolidated joint ventures), excluding adjustments for straight-lining of rents and the Operating Partnership’s share of straight-line rent adjustments from unconsolidated joint ventures.

(b)	Total operating and interest expenses represent the sum of real estate taxes, utilities, operating services, general and administrative, interest expense and loss on early retirement of debt, net. All interest income and expense and loss on early retirement of debt, net, (including for property-level mortgages) is excluded from segment amounts and classified in Corporate & Other for all periods.

(c)	Net operating income represents total contract revenues [as defined in Note (a)], equity in earnings and gain on sale of investment, less total operating and interest expenses [as defined in Note (b)] for the period.

(d)	Long-lived assets are comprised of total rental property, unbilled rents receivable and investments in unconsolidated joint ventures.

(e)	Corporate & Other represents all corporate-level items (including interest and other investment income, interest expense and non-property general and administrative expense) as well as intercompany eliminations necessary to reconcile to consolidated Operating Partnership totals.

(f)	Excludes $342 of adjustments for straight-lining of rents and $951 for the Operating Partnership’s share of straight-line rent adjustments from unconsolidated joint ventures.

(g)	Excludes $1,988 of adjustments for straight-lining of rents and $124 for the Operating Partnership’s share of straight-line rent adjustments from unconsolidated joint ventures.

(h)	Excludes $5,979 of adjustments for straight-lining of rents and $2,903 for the Operating Partnership’s share of straight-line rent adjustments from unconsolidated joint ventures.

(i)	Excludes $5,864 of adjustments for straight-lining of rents and ($829) for the Operating Partnership’s share of straight-line rent adjustments from unconsolidated joint ventures.

(j)	Excludes $29,511 of depreciation and amortization.

(k)	Excludes $28,902 of depreciation and amortization.

(l)	Excludes $88,066 of depreciation and amortization.

(m)	Excludes $80,374 of depreciation and amortization.

15.    IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

FASB No. 145

        In April 2002, the FASB issued FASB No. 145, Rescission of FASB No. 4, 44, and 64, Amendment of FASB No. 13 and Technical Corrections. This statement eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary unless they meet the criteria of APB Opinion 30. Debt extinguishments that were classified as extraordinary in prior periods presented that do not meet the criteria of APB Opinion 30 shall be reclassified. FASB No. 145 is effective for fiscal years beginning after May 15, 2002. As of January 1, 2003, the Operating Partnership adopted FASB No. 145, and recorded costs associated with the early retirement of debt in continuing operations as “loss on early retirement of debt, net” in 2003.

FASB Interpretation No. 45

        In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which changes the accounting for, and disclosure of certain guarantees. Beginning with transactions entered into after December 31, 2002, certain guarantees are to be recorded at fair value, which is different from prior practice, under which a liability was recorded only when a loss was probable and reasonably estimable. In general, the change applies to contracts or indemnification agreements that contingently require the Operating Partnership to make payments to a guaranteed third-party based on changes in an underlying asset, liability, or an equity security of the guaranteed party.

        The accounting provisions apply for new or modified guarantees entered into after December 31, 2002. The Operating Partnership has adopted the new disclosure requirements effective in the financial statements for the year ended December 31, 2002. The adoption of FIN 45 did not have a material adverse impact on the Operating Partnership’s financial position or results of operations.

FASB Interpretation No. 46

        On January 17, 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without additional financial support. In addition, FIN 46 requires additional disclosures.

        FIN 46 applies immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. Subsequent to January 31, 2003, the Operating Partnership has not created or obtained an interest in a VIE. For variable interests in a VIE created before February 1, 2003, the FASB recently delayed the implementation date to the first interim or annual period ending after December 15, 2003. The Operating Partnership is evaluating the potential impact of FIN 46 on the Operating Partnership’s financial position and results of operations for those interests held in VIEs created before February 1, 2003.

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

        This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this Statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this Statement. Restatement is not permitted. The adoption of FASB No. 150 did not have a material adverse impact on the Operating Partnership’s financial position and results of operations. On November 7, 2003, the FASB delayed the classification and measurement provisions of FASB No. 150 which apply to certain mandatorily redeemable non-controlling interests. The deferral of these provisions are expected to remain in effect while these interests are further evaluated by the FASB.

        The Operating Partnership owns an interest in a joint venture which owns a property located in Bernards Township, Somerset, New Jersey. The Operating Partnership consolidates the joint venture and the associated minority interest, which is considered under FASB No. 150 as a mandatorily redeemable non-controlling interest subject to the deferral provisions mentioned earlier. The carrying value of this minority interest is none at September 30, 2003, which also approximates management's estimate of fair value at that date.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the Consolidated Financial Statements of Mack-Cali Realty, L.P. and the notes thereto (collectively, the “Financial Statements”). Certain defined terms used herein have the meaning ascribed to them in the Financial Statements.

Critical Accounting Policies

Rental Property

        Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Interest capitalized by the Operating Partnership for the three months ended September 30, 2003 and 2002 was $1.7 million and $5.5 million, respectively, and $6.4 million and $17.2 million for the nine months ended September 30, 2003 and 2002, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

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

        Upon acquisition of rental property, the Operating Partnership estimates the fair value of acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities generally consisting of the fair value of (i) above and below market leases, (ii) in-place leases and (iii) tenant relationships. The Operating Partnership allocates the purchase price to the assets acquired and liabilities assumed based on their relative fair values. In estimating the fair value of the tangible and intangible assets acquired, the Operating Partnership considers information obtained about each property as a result of its due diligence and marketing and leasing activities, and utilizes various valuation methods, such as estimated cash flow projections utilizing appropriate discount and capitalization rates, estimates of replacement costs net of depreciation, and available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

        Above-market and below-market lease values for acquired properties are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining term of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed rate renewal options of the respective leases.

        Other intangible assets acquired include amounts for in-place lease values and tenant relationship values which are based on management’s evaluation of the specific characteristics of each tenant’s lease and the Operating Partnership’s overall relationship with the respective tenant. Factors to be considered by management in its analysis of in-place lease values include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, management considers leasing commissions, legal and other related expenses. Characteristics considered by management in valuing tenant relationships include the nature and extent of the Operating Partnership’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of in-place leases are amortized to expense over the remaining initial terms of the respective leases. The value of tenant relationship intangibles will be amortized to expense over the anticipated life of the relationships.

        On a periodic basis, management assesses whether there are any indicators that the value of the Operating Partnership’s rental properties may be impaired. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. The Operating Partnership’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved.

Rental Property Held for Sale

        When assets are identified by management as held for sale, the Operating Partnership discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If, in management’s opinion, the net sales price of the assets which have been identified as held for sale is less than the net book value of the assets, a valuation allowance is established.

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

        Effective January 1, 2002, the Operating Partnership adopted the provisions of FASB No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes FASB No. 121. FASB No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. SFAS No. 144 retains the requirements of FASB No. 121 regarding impairment loss recognition and measurement. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. As the statement requires implementation on a prospective basis, properties which were identified as held for sale by the Operating Partnership prior to January 1, 2002 are presented in the accompanying financial statements in a manner consistent with the prior year’s presentation. Properties identified as held for sale and/or sold from January 1, 2002 forward are presented in discontinued operations for all periods presented. See Note 6 to the Financial Statements.

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

        On a periodic basis, management assesses whether there are any indicators that the value of the Operating Partnership’s investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management’s estimate of the value of the investment is less than the carrying value of the investment. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment. See Note 4 to the Financial Statements.

Deferred Leasing Costs

        Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Operating Partnership provide leasing services to the Properties and receive compensation based on space leased. The portion of such compensation, which is capitalized and amortized, approximated $0.8 million and $0.9 million for the three months ended September 30, 2003 and 2002, respectively, and $2.3 million and $2.6 million for the nine months ended September 30, 2003 and 2002, respectively.

Derivative Instruments

        The Operating Partnership measures derivative instruments, including certain derivative instruments embedded in other contracts, at fair value and records them as an asset or liability, depending on the Operating Partnership’s rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of the derivative are reported in other comprehensive income (“OCI”) and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging and ineffective portions of hedges are recognized in earnings in the affected period. See Note 9 to the Financial Statements – Interest Rate Contract.

Revenue Recognition

        Base rental revenue is recognized on a straight-line basis over the terms of the respective leases. Unbilled rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements. Above-market and below-market lease values for acquired properties are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining term of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed rate renewal options of the respective leases. Parking and other revenue includes income from parking spaces leased to tenants, income from tenants for additional services provided by the Operating Partnership, income from tenants for early lease terminations and income from managing properties for third parties. Escalations and recoveries are received from tenants for certain costs as provided in the lease agreements. These costs generally include real estate taxes, utilities, insurance, common area maintenance and other recoverable costs. See Note 13 to the Financial Statements.

Allowance for Doubtful Accounts

        Management periodically performs a detailed review of amounts due from tenants to determine if accounts receivable balances are impaired based on factors affecting the collectibility of those balances. Management’s estimate of the allowance for doubtful accounts requires management to exercise significant judgment about the timing, frequency and severity of collection losses, which affects the allowance and net income.

Results from Operations

        As a result of the economic climate since 2001, substantially all of the real estate markets the Operating Partnership operates in materially softened. Demand for office space declined significantly and vacancy rates increased in each of the Operating Partnership’s markets over the period. Through October 31, 2003, the Operating Partnership’s markets continued to be weak. The percentage leased in the Operating Partnership’s consolidated portfolio of stabilized operating properties at September 30, 2003 decreased to 90.7 percent from 92.3 percent at December 31, 2002, and from 93.0 percent at September 30, 2002. Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future, and leases that expire at the period end date. 1.3 percent of the 1.6 percent decrease in the Operating Partnership’s percentage leased as of September 30, 2003 from December 31, 2002 was attributable to the addition of Harborside – Plaza 5 to the Operating Partnership’s consolidated portfolio of stabilized operating properties during the three months ended September 30, 2003. Market rental rates have declined in most markets from peak levels in late 2000 and early 2001. Rental rates on the Operating Partnership’s space that was re-leased (based on first rents payable) during the nine months ended September 30, 2003 decreased an average of 8.6 percent compared to rates that were in effect under expiring leases, as compared to a 2.4 percent increase for the same period in 2002. The Operating Partnership believes that vacancy rates may continue to increase in most of its markets for the remainder of 2003 and into 2004. As a result, the Operating Partnership’s future earnings may be negatively impacted.

        The Operating Partnership has a focused strategy geared to attractive opportunities in high-barrier-to-entry markets, primarily predicated on the Operating Partnership’s strong presence in the Northeast region.

        Consistent with its strategy, in the fourth quarter 2000, the Operating Partnership started construction of a 977,225 square-foot office property, known as Plaza 5, at its Harborside Financial Center office complex in Jersey City, Hudson County, New Jersey. The project, which commenced initial operations in September 2002, is currently projected to cost approximately $260 million, of which $225.0 million has been incurred by the Operating Partnership through September 30, 2003. Plaza 5 was approximately 56.2 percent leased as of September 30, 2003. The Operating Partnership anticipates expending an additional approximately $35.0 million for the completion of Plaza 5, which it expects to fund primarily through drawing on its revolving credit facility.

        Additionally, in the fourth quarter 2000, the Operating Partnership, through its joint venture with Columbia Development (“Columbia”) known as American Financial Exchange (“AFE”), started construction of a 577,575 square-foot office property, known as Plaza 10, which was 100 percent pre-leased to Charles Schwab & Co. Inc. (“Schwab”) for a 15-year term, on land owned by the joint venture located adjacent to the Operating Partnership’s Harborside complex. Among other things, the joint venture agreement provided for a preferred return on the Operating Partnership’s invested capital in the venture in addition to the Operating Partnership’s proportionate share of the venture’s profit, as defined in the agreement.

        On September 29, 2003, the Operating Partnership sold its interest in AFE, in which the Operating Partnership held a 50 percent interest, and received approximately $162.1 million in net sales proceeds from the transaction, which the Operating Partnership used primarily to repay outstanding borrowings under its revolving credit facility. The Operating Partnership recognized a gain on the sale of approximately $23.1 million, which is recorded in gain on sale of investment in unconsolidated joint venture for the three and nine months ended September 30, 2003. Following completion of the sale of its interest, the Operating Partnership no longer has any remaining obligations to Schwab.

        In advance of the transaction, AFE distributed its interests in Plaza VIII and IX Associates, L.L.C., which owned the undeveloped land currently used as a parking facility, to its then partners, the Operating Partnership and Columbia. The Operating Partnership and Columbia subsequently entered into a new joint venture agreement to own and manage the undeveloped land and related parking operations through Plaza VIII and IX Associates, L.L.C. The Operating Partnership and Columbia each hold a 50 percent interest in the new venture.

        The following comparisons for the three and nine month periods ended September 30, 2003 (“2003”), as compared to the three and nine month periods ended September 30, 2002 (“2002”), make reference to the following: (i) the effect of the “Same-Store Properties,” which represents all in-service properties owned by the Operating Partnership at June 30, 2002 (for the three-month period comparisons), and which represents all in-service properties owned by the Operating Partnership at December 31, 2001 (for the nine-month period comparisons), excluding Dispositions as defined below; (ii) the effect of the “Acquired Properties,” which represent all properties acquired by the Operating Partnership or commencing initial operations from July 1, 2002 through September 30, 2003 (for the three-month period comparisons), and which represent all properties acquired by the Operating Partnership or commencing initial operations from January 1, 2002 through September 30, 2003 (for the nine-month period comparisons),and; (iii) the effect of the “Dispositions”, which represent results for each period for those rental properties sold by the Operating Partnership during the respective periods.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

	Three Months Ended September 30,
	2003	2002	Dollar Change	Percent Change
		(dollars in thousands)
Revenue from rental operations:
Base rents	$126,120	$119,779	$6,341	5.3%
Escalations and recoveries from tenants	16,285	15,088	1,197	7.9
Parking and other	4,981	7,441	(2,460)	(33.1)

Total revenues	147,386	142,308	5,078	3.6

Property expenses:
Real estate taxes	16,677	15,112	1,565	10.4
Utilities	11,658	10,016	1,642	16.4
Operating services	17,329	16,660	669	4.0

Sub-total	45,664	41,788	3,876	9.3

General and administrative	8,661	5,513	3,148	57.1
Depreciation and amortization	29,511	28,902	609	2.1
Interest expense	28,910	26,429	2,481	9.4
Interest income	(244)	(742)	498	67.1
Loss on early retirement of debt, net	--	--	--	--

Total expenses	112,502	101,890	10,612	10.4

Income from continuing operations before equity
in earnings of unconsolidated joint ventures	34,884	40,418	(5,534)	(13.7)
Equity in earnings of unconsolidated joint
ventures, net	3,575	2,205	1,370	62.1
Gain on sale of investment in unconsolidated
joint venture	23,140	--	23,140	100.0

Income from continuing operations	61,599	42,623	18,976	44.5
Discontinued operations:
Income from discontinued operations	--	(258)	258	100.0
Realized gain on disposition of rental property	--	--	--	--

Total discontinued operations, net	--	(258)	258	100.0
Realized gains (losses) and unrealized losses
on disposition of rental property, net	--	456	(456)	(100.0)

Net income	$61,599	$42,821	$18,778	43.9
Series B Preferred unit distributions	(3,917)	(3,925)	8	0.2
Series C Preferred unit distributions	(500)	--	(500)	(100.0)

Net income available to common unitholders	$57,182	$38,896	$18,286	47.0%

The following is a summary of the changes in revenue from rental operations and property expenses divided into Same-Store Properties, Acquired Properties and Dispositions (dollars in thousands):

	Total Operating Partnership		Same-Store Properties			Acquired Properties		Dispositions
	Dollar Change	Percent Change	Dollar Change	Percent Change		Dollar Change	Percent Change	Dollar Change	Percent Change
Revenue from rental operations:
Base rents	$6,341	5.3	$(1,289)	(1	.1)%	$9,150	7.7	$(1,520)	(1	.3)%
Escalations and recoveries from tenants	1,197	7.9	(577)	(3	08)	1,847	12.2	(73)	(0.5)
Parking and other	(2,460)	(33.1)	(2,154)	(29.0)		(279)	(3.7)	(27)	(0.4)

Total	$5,078	3.6%	(4,020)	(2.8)		10,718	7.5	(1,620)	(1	.1)%

Property expenses:
Real estate taxes	$1,565	10.4	$871	5.8%		$794	5.3%	$(100)	(0	.7)%
Utilities	1,642	16.4	991	9.9		750	7.5	(99)	(1.0)
Operating services	669	4.0	(389)	(2.3)		1,269	7.6	(211)	(1.3)

Total	$3,876	9.3%	$1,473	3.5%		$2,813	6.7%	$(410)	(1	.0)%

OTHER DATA:
Number of Consolidated Properties	258		246			12		29
Square feet (in thousands)	27,208		25,188			2,020		4,799

        Base rents for the Same-Store Properties decreased $1.3 million, or 1.1 percent, for 2003 as compared to 2002, due primarily to the effect of increased reserves for unbilled rents receivable for certain tenants in 2003. Escalations and recoveries from tenants for the Same-Store Properties decreased $0.6 million, or 3.8 percent, for 2003 over 2002, due primarily to a reduction in the recovery of property expenses in 2003. Parking and other income for the Same-Store Properties decreased $2.2 million, or 29.0 percent, due primarily to a decrease in lease termination fees in 2003.

        Real estate taxes on the Same-Store Properties increased $0.9 million, or 5.8 percent, for 2003 as compared to 2002 due primarily to increased rates in certain municipalities. Utilities for the Same-Store Properties increased $1.0 million, or 9.9 percent, for 2003 as compared to 2002, due primarily to increased electric rates in 2003. Operating services for the Same-Store Properties decreased $0.4 million, or 2.3 percent, due primarily to decreased repair and maintenance expenses in 2003.

        Interest income decreased $0.5 million, or 67.1 percent, for 2003 as compared to 2002. This decrease was due primarily to lower notes receivable balances in 2003.

        General and administrative increased by $3.1 million, or 57.1 percent, for 2003 as compared to 2002. This increase was due primarily to an increase in costs for transactions not consummated of $1.7 million and salaries and related expenses of $1.0 million for 2003 as compared to 2002.

        Depreciation and amortization increased by $0.6 million, or 2.1 percent, for 2003 over 2002. Of this increase, $0.9 million, or 3.3 percent, is due to the Acquired Properties, which is partially offset by a decrease of $0.3 million or 1.2 percent, attributable to the Same-Store Properties.

        Interest expense increased $2.5 million, or 9.4 percent, for 2003 as compared to 2002. This increase is due primarily to lower capitalized interest in 2003 on account of less development projects. See Note 7 to the Financial Statements.

        Equity in earnings of unconsolidated joint ventures increased $1.4 million, or 62.1 percent, for 2003 as compared to 2002. The increase was due primarily to initial operations of a 577,575 square foot office property owned by the American Financial Exchange joint venture (in which the Operating Partnership subsequently sold its interest) resulting in an increase in 2003 of $2.5 million, as well as loss in 2002 for the initial operating of the Harborside – South Pier hotel of $1.5 million, partially offset by the sale of the ARCap joint venture investment in late 2002 resulting in a reduction of $2.7 million in 2003. See Note 4 to the Financial Statements.

        Gain on sale of investment in unconsolidated joint venture amounted to $23.1 million in 2003. This was due to the sale of the Operating Partnership’s investment in the American Financial Exchange joint venture. See Note 4 to the Financial Statements.

        Income from continuing operations before equity in earnings of unconsolidated joint ventures decreased to $34.9 million in 2003 from $40.4 million in 2002. The decrease of approximately $5.5 million is due to the factors discussed above.

        Net income available to common unitholders increased by $18.3 million, from $38.9 million in 2002 to $57.2 million in 2003. This increase was a result of a gain on sale of investment in unconsolidated joint venture of $23.1 million, an increase in equity in earnings of unconsolidated joint ventures, net, of $1.4 million, and an increase in income from discontinued operations of $0.3 million. This was partially offset by a decrease in income from continuing operations before equity in earnings of unconsolidated joint ventures of $5.5 million, Series C preferred unit distributions of $0.5 million in 2003, and a realized gain on disposition of rental property of $0.5 million in 2002.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

	Nine Months Ended September 30,
	2003	2002	Dollar Change	Percent Change
		(dollars in thousands)
Revenue from rental operations:
Base rents	$380,209	$367,699	$12,510	3.4%
Escalations and recoveries from tenants	46,309	42,674	3,635	8.5
Parking and other	14,135	15,033	(898)	(6.0)

Total revenues	440,653	425,406	15,247	3.6

Property expenses:
Real estate taxes	48,723	45,715	3,008	6.6
Utilities	32,095	29,350	2,745	9.4
Operating services	55,694	49,197	6,497	13.2

Sub-total	136,512	124,262	12,250	9.9

General and administrative	22,333	20,108	2,225	11.1
Depreciation and amortization	88,066	80,374	7,692	9.6
Interest expense	87,143	78,384	8,759	11.2
Interest income	(835)	(1,527)	692	45.3
Loss on early retirement of debt, net	2,372	--	2,372	--

Total expenses	335,591	301,601	33,990	11.3

Income from continuing operations before equity in earnings of unconsolidated joint ventures	105,062	123,805	(18,743)	(15.1)
Equity in earnings of unconsolidated joint ventures, net	12,774	10,274	2,500	24.3
Gain on sale of investment in unconsolidated joint venture	23,140	--	23,140	100.0

Income from continuing operations	140,976	134,079	6,897	5.1
Discontinued operations:
Income from discontinued operations	30	26	4	15.4
Realized gain on disposition of rental property	1,324	--	1,324	100.0

Total discontinued operations, net	1,354	26	1,328	5,107.7
Realized gains (losses) and unrealized losses
on disposition of rental property, net	--	2,714	(2,714)	(100.0)

Net income	$142,330	$136,819	$5,511	4.0%
Series B Preferred unit distributions	(11,759)	(11,731)	(28)	(0.2)
Series C Preferred unit distributions	(1,172)	--	(1,172)	(100.0)

Net income available to common unitholders	$129,399	$125,088	$4,311	3.4%

The following is a summary of the changes in revenue from rental operations and property expenses divided into Same-Store Properties, Acquired Properties and Dispositions (dollars in thousands):

	Total Operating Partnership		Same-Store Properties			Acquired Properties		Dispositions
	Dollar Change	Percent Change	Dollar Change	Percent Change		Dollar Change	Percent Change	Dollar Change	Percent Change
Revenue from rental operations:
Base rents	$12,510	3.4%	$(3,130)	(0	.9)%	$28,498	7.8%	$(12,858)	(3	.5)%
Escalations and recoveries from tenants	3,635	8.5	1,779	4.2		3,206	7.5	(1,350)	(3.2)
Parking and other	(898)	(6.0)	(2,053)	(13.7)		1,599	10.7	(444)	(3.0)

Total	$15,247	3.6%	$(3,404)	(0	.8)%	$33,303	7.8%	$(14,652)	(3	.4)%

Property expenses:
Real estate taxes	$3,008	6.6%	$1,376	3.1%		$2,900	6.3%	$(1,268)	(2	.8)%
Utilities	2,745	9.4	1,238	4.3		2,815	9.6	(1,308)	(4.5)
Operating services	6,497	13.2	4,760	9.6		4,361	8.9	(2,624)	(5.3)

Total	$12,250	9.9%	$7,374	6.0%		$10,076	8.1%	$(5,200)	(4	.2)%

OTHER DATA:
Number of Consolidated Properties	258		245			13		29
Square feet (in thousands)	27,208		25,155			2,053		4,799

        Base rents for the Same-Store Properties decreased $3.1 million, or 0.9 percent, for 2003 as compared to 2002, due primarily to decreases in space leased and rental rates at the properties in 2003. Escalations and recoveries from tenants for the Same-Store Properties increased $1.8 million, or 4.2 percent, for 2003 over 2002, due primarily to the increased amount of total property expenses in 2003. Parking and other income for the Same-Store Properties decreased $2.1 million, or 13.7 percent due primarily to a decrease in lease termination fees in 2003.

        Real estate taxes on the Same-Store Properties decreased $1.4 million, or 3.1 percent, for 2003 as compared to 2002, due primarily to lower assessments on certain properties, partially offset by increased rates in certain municipalities in 2003. Utilities for the Same-Store Properties increased $1.2 million, or 4.3 percent, for 2003 as compared to 2002, due primarily to increased usage in 2003 on account of the harsh winter. Operating services for the Same-Store Properties increased $4.8 million, or 9.6 percent, due primarily to increased snow removal costs from the harsh winter in 2003.

        Interest income decreased $0.7 million, or 45.3 percent, for 2003 as compared to 2002. This decrease was due primarily to lower notes receivable balances in 2003.

        General and administrative increased by $2.2 million, or 11.1 percent, for 2003 as compared to 2002. This increase was due primarily to increases in costs for transactions not consummated of $1.7 million and in professional fees of approximately $400,000 for 2003 as compared to 2002.

        Depreciation and amortization increased by $7.7 million, or 9.6 percent, for 2003 over 2002. Of this increase, $0.7 million, or 0.9 percent, was attributable to the Same-Store Properties, primarily on account of properties previously held for sale in 2002 not being depreciated during the period held for sale, which were no longer being held for sale in 2003, and $7.0 million, or 8.7 percent, was due to the Acquired Properties.

        Interest expense increased $8.8 million, or 11.2 percent, for 2003 as compared to 2002. This increase was due primarily to lower capitalized interest in 2003 on account of less development projects.

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

        Equity in earnings of unconsolidated joint ventures increased $2.5 million, or 24.3 percent, for 2003 as compared to 2002. The increase was due primarily to initial operations of a 577,575 square foot office property owned by the American Financial Exchange joint venture (in which the Operating Partnership subsequently sold its interest) resulting in an increase in 2003 of $10.5 million, partially offset by the sale of the ARCap joint venture investment in late 2002 resulting in a reduction of $4.0 million in 2003 and the sale of properties owned by the HPMC joint ventures in late 2002 and 2003 resulting in a reduction of $3.7 million in 2003. See Note 4 to the Financial Statements.

        Gain on sale of investment in unconsolidated joint venture amounted to $23.1 million in 2003. This was due to the sale of the Operating Partnership’s investment in the American Financial Exchange joint venture. See Note 4 to the Financial Statements.

        Income from continuing operations before equity in earnings of unconsolidated joint ventures decreased to $105.1 million in 2003 from $123.8 million in 2002. The decrease of approximately $18.7 million is due to the factors discussed above.

        Net income available to common unitholders increased by $4.3 million, from $125.1 million in 2002 to $129.4 million in 2003. This increase was a result of a gain on sale of investment in unconsolidated joint venture of $23.1 million, an increase in equity in earnings of unconsolidated joint ventures, net, of $2.5 million, and a realized gain on disposition of rental property of $1.3 million in 2003. This was partially offset by a decrease in income from continuing operations of $18.7 million, a realized gain on disposition of rental property of $2.7 million in 2002, and Series C preferred unit distributions of $1.2 million in 2003.

Liquidity and Capital Resources

        Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service, capital expenditures and dividends, excluding non-recurring capital expenditures. To the extent that the Operating Partnership’s cash flow from operating activities is insufficient to finance its non-recurring capital expenditures such as property acquisition and development and construction costs and other capital expenditures, the Operating Partnership has and expects to continue to finance such activities through borrowings under its revolving credit facility and other debt and equity financings.

        The Operating Partnership believes that with the current downturn in the economy in general, and the softening of the Operating Partnership’s markets specifically, it is reasonably likely that vacancy rates may continue to increase, effective rental rates on new and renewed leases may continue to decrease and tenant installation costs, including concessions, may continue to increase in most or all of its markets during the remainder of 2003 and into 2004. As a result of the potential negative effects on the Operating Partnership’s rental revenue from the overall reduced demand for office space, the Operating Partnership’s cash flow could be insufficient to cover increased tenant installation costs over the short-term. If this situation were to occur, the Operating Partnership expects that it would finance any shortfalls through borrowings under its revolving credit facility and other debt and equity financings.

        The Operating Partnership expects to meet its short-term liquidity requirements generally through its working capital, net cash provided by operating activities and from its revolving credit facility. The Operating Partnership frequently examines potential property acquisitions and development projects and, at any given time, one or more of such acquisitions or development projects may be under consideration. Accordingly, the ability to fund property acquisitions and development projects is a major part of the Operating Partnership’s financing requirements. The Operating Partnership expects to meet its financing requirements through funds generated from operating activities, proceeds from property sales, long-term and short-term borrowings (including draws on the Operating Partnership’s revolving credit facility) and the issuance of additional debt and/or equity securities.

        On February 12, 2003, the Meadowlands Xanadu proposal, presented by a joint venture to be formed between The Mills Corporation and the Corporation, was selected by the New Jersey Sports and Exposition Authority (NJSEA), providing them with the exclusive right to negotiate a developer’s agreement for the development of a $1.5 billion family entertainment and recreation complex with an office and hotel component at the Continental Airlines Arena site in East Rutherford, New Jersey. Meadowlands Xanadu’s 4.76-million-square-foot complex is expected to feature a family entertainment destination comprising three themed zones: sports/recreation, kids’ activities and fashion. The project is expected to also include office and hotel space totaling 2.2 million square feet, consisting of four 14-story, 440,000 square-foot office buildings and a 520-room hotel with conference and exhibition facilities. No definitive documentation has been entered into between The Mills Corporation and the Corporation with respect to the Xanadu Project. However, it is the current understanding between Mills and the Corporation that the retail component will be shared 80 percent to Mills and 20 percent to the Corporation and the office and hotel components will be shared 80 percent to the Corporation and 20 percent to Mills. There can be no assurance that these will be the final economic arrangements.

        On March 27, 2003, Hartz Mountain Industries, Inc. filed a lawsuit in the Superior Court of New Jersey, Law Division, for Bergen County, seeking to enjoin the NJSEA from entering into a contract with The Mills Corporation and the Corporation for the redevelopment of the Continental Arena site. The case was dismissed by the trial court but appealed. Hartz also appealed the NJSEA’s final decision which denied Hartz’s bid protest on October 23, 2003. Westfield America, Inc., has also protested the NJSEA decision , and has appealed the NJSEA’s denial of its protest. Four citizns, Elliot Braha, Richard Delauro, George Perry and Carol Coronato, have also filed lawsuits challenging the NJSEA award to Mills and the Corporation. All of these cases are now pending unresolved in the Superior Court of New Jersey, Appellate Divison. We believe that our proposal fully complied with applicable laws and the request for proposals, and we plan to vigorously enforce our rights concerning this project.

        On May 8, 2003, an adversary proceeding arising out of the bankruptcy of Broadband Office, Inc. (“BBO”) was commenced by BBO and the Official Committee of Unsecured Creditors of BBO (“Plaintiffs”) in the United States Bankruptcy Court for the District of Delaware. On August 25, 2003, the Plaintiffs filed an Amended Complaint. As amended, the Complaint names as defendants Mack-Cali Realty, L.P., the chief executive officer of the Corporation, and certain alleged affiliates of the Corporation (the “Mack-Cali Defendants”). Also named as defendants are seven other real estate investment trusts or partnerships (“REITs”) that invested in BBO and the eight individuals designated by the REITs to serve on the Board of Directors of BBO. Plaintiffs assert, among other things, that the Defendants breached fiduciary duties to BBO, its minority shareholders (other than the REITs) and its creditors by approving a spin-off of BBO’s assets to a newly created entity, and approving the sale of BBO’s remaining assets to Yipes, Inc., both for allegedly inadequate consideration. Plaintiffs seek an unspecified amount of compensatory and punitive damages in connection with their fiduciary duty claims. In addition, Plaintiffs seek to avoid all payments and other transfers made to Defendants within one year of BBO’s bankruptcy filing under various provisions of the Bankruptcy Code, and to obtain “turnover” of certain property under Section 542(b) of the Code. On July 8, 2003, the district court withdrew the reference of this proceeding to the bankruptcy court, and the action is now pending in the United States District Court for the District of Delaware. The Mack-Cali Defendants have denied the claims asserted in the Amended Complaint, and believe they have substantial defenses to the claims asserted against them. The Operating Partnership does not believe that the ultimate resolution of this matter will have a material adverse effect on the Operating Partnership’s financial condition taken as a whole.

        As of September 30, 2003, the Operating Partnership’s total indebtedness of $1.6 billion (weighted average interest rate of 7.10 percent) was comprised of $32.2 million of variable rate mortgage debt (weighted average rate of 2.01 percent) and fixed rate debt of $1.6 billion (weighted average rate of 7.21 percent).

        The Operating Partnership has three investment grade credit ratings. Standard & Poor’s Rating Services (“S&P”) and Fitch, Inc. (“Fitch”) have each assigned their BBB rating to existing and prospective senior unsecured debt of the Operating Partnership. S&P and Fitch have also assigned their BBB- rating to existing and prospective preferred stock offerings of the Corporation. Moody’s Investors Service (“Moody’s”) has assigned its Baa2 rating to existing and prospective senior unsecured debt of the Operating Partnership and its Baa3 rating to its existing and prospective preferred stock offerings of the Corporation.

        On September 27, 2002, the Operating Partnership obtained an unsecured revolving credit facility with a current borrowing capacity of $600.0 million from a group of 14 lenders, as described in Note 8 to the Financial Statements. As of September 30, 2003, the Operating Partnership had no outstanding borrowings under its unsecured revolving credit facility, which resulted primarily from a paydown on the facility at period end from proceeds received in the Operating Partnership’s sale of its interest in the American Financial Center joint venture.

        The interest rate on outstanding borrowings under the unsecured facility is currently LIBOR plus 70 basis points. The Operating Partnership may instead elect an interest rate representing the higher of the lender’s prime rate or the Federal Funds rate plus 50 basis points. The unsecured facility also currently requires a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears.

        In the event of a change in the Operating Partnership’s unsecured debt rating, the interest and facility fee rates will be adjusted in accordance with the following table:

Operating Partnership's Unsecured Debt Ratings: S&P/Moody's/Fitch (a)	Interest Rate - Applicable Basis Points Above LIBOR	Facility Fee Basis Points
No rating or less than BBB-/Baa3/BBB-	120.0	30.0
BBB-/Baa3/BBB-	95.0	20.0
BBB/Baa2/BBB (current)	70.0	20.0
BBB+/Baa1/BBB+	65.0	15.0
A-/A3/A- or higher	60.0	15.0

(a) If the Operating Partnership has debt ratings from two rating agencies, one of which is Standard & Poor’s Rating Services (“S&P”) or Moody’s Investors Service (“Moody’s”), the rates per the above table shall be based on the lower of such ratings. If the Operating Partnership has debt ratings from three rating agencies, one of which is S&P or Moody’s, the rates per the above table shall be based on the lower of the two highest ratings. If the Operating Partnership has debt ratings from only one agency, it will be considered to have no rating or less than BBB-/Baa3/BBB- per the above table.

        The unsecured facility matures in September 2005, with an extension option of one year, which would require a payment of 25 basis points of the then borrowing capacity of the credit line upon exercise. The Operating Partnership believes that the unsecured facility is sufficient to meet its revolving credit facility needs.

        The terms of the unsecured facility include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties (to the extent that: (i) such property dispositions cause the Operating Partnership to default on any of the financial ratios of the facility described below, or (ii) the property dispositions are completed while the Operating Partnership is under an event of default under the facility, unless, under certain circumstances, such disposition is being carried out to cure such default), and which require compliance with financial ratios relating to the maximum leverage ratio, the maximum amount of secured indebtedness, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations. The dividend restriction referred to above provides that, except to enable the Corporation to continue to qualify as a REIT under the Code, the Corporation will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90 percent of funds from operations (as defined in the facility agreement) for such period, subject to certain other adjustments.

        The terms of the Operating Partnership’s Senior Unsecured Notes, as defined in Note 7 to the Financial Statements (which totaled approximately $1.1 billion as of September 30, 2003), include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

        As of September 30, 2003, the Operating Partnership had 236 unencumbered properties, totaling 21.6 million square feet, representing 79.3 percent of the Operating Partnership’s total portfolio on a square footage basis.

        The debt of the Operating Partnership’s unconsolidated joint ventures aggregating $148.6 million are non-recourse to the Operating Partnership except for (i) customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations and (ii) approximately $11.1 million of debt on the Harborside South Pier joint venture with Hyatt Corporation (“Hyatt”). Additionally, the Operating Partnership has posted an $8.0 million letter of credit in support of another loan to that joint venture, $4.0 million of which is indemnified by Hyatt.

        The following table outlines the timing of payment requirements related to the Operating Partnership’s debt, PILOT agreements, and ground lease agreements (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	6 - 10 years	After 10 years
Senior unsecured notes	$1,127,580	$299,963	--	--	$827,617	--
Revolving credit facility	--	--	--	--	--	--
Mortgages and loans payable	503,350	10,768	$412,140	$10,092	70,350	--
Payments in lieu of taxes (PILOT)	87,227	7,500	11,726	7,492	21,026	$39,483
Ground lease payments	23,800	576	1,732	1,116	2,668	17,708

        As of September 30, 2003, the Operating Partnership’s total debt had a weighted average term to maturity of approximately 4.6 years. The Operating Partnership has a total of $300.0 million of senior unsecured notes scheduled to mature in March 2004. The Operating Partnership does not intend to reserve funds to retire the Operating Partnership’s senior unsecured notes or its mortgages and loans payable upon maturity. Instead, the Operating Partnership will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates. If it cannot timely raise such proceeds, the Operating Partnership may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility. As of September 30, 2003, the Operating Partnership had no outstanding borrowings under its $600 million unsecured revolving credit facility. The Operating Partnership is reviewing various refinancing options, including the purchase of its senior unsecured notes in privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt, preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during the remainder of 2003. The Operating Partnership anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Operating Partnership’s capital and liquidity needs both in the short and long-term. However, if these sources of funds are insufficient or unavailable, the Operating Partnership’s ability to make the expected distributions discussed below may be adversely affected.

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

        On September 13, 2000, the Board of Directors of the Corporation authorized an increase to the Corporation’s repurchase program under which the Corporation was permitted to purchase up to an additional $150.0 million of the Corporation’s outstanding common stock (“Repurchase Program”). From that date through October 31, 2003, the Corporation purchased and retired, under the Repurchase Program, 3.7 million shares of its outstanding common stock for an aggregate cost of approximately $104.5 million. Concurrent with these purchases, the Corporation sold to the Operating Partnership 3.7 million common units for approximately $104.5 million. The Corporation has a remaining authorization to repurchase up to an additional $45.5 million of its outstanding common stock, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

        The Operating Partnership may not dispose of or distribute certain of its properties, currently comprising 140 properties with an aggregate net book value of approximately $1.8 billion, which were originally contributed by members of either the Mack Group (which includes William L. Mack, Chairman of the Corporation’s Board of Directors; Earle I. Mack, director; and Mitchell E. Hersh, chief executive officer and director), the Robert Martin Group (which includes Robert F. Weinberg, a former director; Martin S. Berger, director; and Timothy M. Jones, president), or the Cali Group (which includes John J. Cali, a former director and John R. Cali, director) without the express written consent of a representative of the Mack Group, the Robert Martin Group or the Cali Group, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate Mack Group, Robert Martin Group or Cali Group members for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”). The aforementioned restrictions do not apply in the event that the Operating Partnership sells all of its properties or in connection with a sale transaction which the Corporation’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Operating Partnership or to cure any material monetary default on any mortgage secured by a property. The Property Lock-Ups expire periodically through 2008. Upon the expiration of the Property Lock-Ups, the Operating Partnership is required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate Mack Group, Robert Martin Group or Cali Group members.

        To maintain its qualification as a REIT, the Corporation must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. Moreover, the Corporation intends to continue to make regular quarterly distributions to its common stockholders which, based upon current policy, in the aggregate would equal approximately $146.9 million on an annualized basis. However, any such distribution, whether for federal income tax purposes or otherwise, would only be paid out of available cash after meeting operating requirements, preferred unit and stock distributions, and scheduled debt service on the Operating Partnership’s debt.

Off-Balance Sheet Arrangements

        The Operating Partnership’s off-balance sheet arrangements are discussed in Note 4: “Investments in Unconsolidated Joint Ventures” to the Financial Statements. Additional information about the debt of the Operating Partnership’s unconsolidated joint ventures is included in “Liquidity and Capital Resources” herein.

Funds from Operations

        Funds from operations (“FFO”) is defined as net income (loss) before minority interest of unitholders, computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains (or losses) from extraordinary items and sales of depreciable rental property, plus real estate-related depreciation and amortization. The Operating Partnership believes that FFO is helpful to investors as one of several measures of the performance of an equity REIT. The Operating Partnership further believes that by excluding the effect of depreciation and gains (or losses) from sales of properties (all of which are based on historical costs which may be of limited relevance in evaluating current performance), FFO can facilitate comparison of operating performance between equity REITs. FFO should not be considered as an alternative to net income as an indication of the Operating Partnership’s performance or to cash flows as a measure of liquidity. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Operating Partnership’s FFO is comparable to the FFO of real estate companies that use the current definition of the National Association of Real Estate Investment Trusts (“NAREIT”).

        Effective with the filing of the Operating Partnership’s second quarter 2003 Form 10-Q, in order to best report FFO in accordance with the Securities and Exchange Commission’s recent guidance in respect of Regulation G concerning non-GAAP financial measures and to disclose FFO on a comparable basis with the vast majority of other companies in the industry, the Operating Partnership revised its definition of FFO to adhere to NAREIT’s definition of FFO by including the effect of income arising from the straight-lining of rents in the periods presented. Income from the straight-lining of rents (including the Operating Partnership’s share from unconsolidated joint ventures) amounted to $1,293 for the three months ended September 30, 2003, and $8,882 for the nine months ended September 30, 2003. Such amounts are included in the reported FFO below.

FFO available to common unitholders for the three and nine months ended September 30, 2003, as calculated in accordance with NAREIT’s definition as published in October 1999, are summarized in the following table (in thousands):

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Net income available to common unitholders	$57,182	$129,399
Add: Real estate-related depreciation and amortization on continuing operations(1)	31,623	94,911
Real estate-related depreciation and amortization on discontinued operations	--	56
(Deduct)/Add:
Gain on sale of investment in unconsolidated joint venture	(23,140)	(23,140)
Discontinued Operations - realized(gains) losses and unrealized losses net	--	(1,324)
Equity in earnings from gain on sale	--	(2,427)

Funds from operations available to common unitholders - basic	$65,665	$197,475
Add: Distributions to Series B preferred unitholders	3,917	11,759

Funds from operations available to common unitholders - diluted	$69,582	$209,234

Basic weighted average units outstanding(2)	65,668	65,349
Diluted weighted average units outstanding(2)	72,465	71,943

(1)	Includes the Operating Partnership’s share from unconsolidated joint ventures of $2,272 for the three months ended September 30, 2003 and $7,344 for the nine months ended September 30, 2003.

(2)	See calculations for the amounts presented in the following reconciliation.

The following schedule reconciles the Operating Partnership’s basic weighted average units outstanding to the basic and diluted weighted average units outstanding presented above (in thousands):

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Basic weighted average units outstanding:	65,668	65,349
Add: Weighted average Series B preferred units (after conversion to common units)	6,218	6,223
Stock options	559	364
Stock warrants	20	7

Diluted weighted average units outstanding:	72,465	71,943

Inflation

        The Operating Partnership’s leases with the majority of its tenants provide for recoveries and escalation charges based upon the tenant’s proportionate share of, and/or increases in, real estate taxes and certain operating costs, which reduce the Operating Partnership’s exposure to increases in operating costs resulting from inflation.

Disclosure Regarding Forward-Looking Statements

        The Operating Partnership considers portions of this information to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. The Operating Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Such forward-looking statements relate to, without limitation, the Operating Partnership’s future economic performance, plans and objectives for future operations and projections of revenue and other financial items. Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “continue” or comparable terminology. Forward-looking statements are inherently subject to risks and uncertainties, many of which the Operating Partnership cannot predict with accuracy and some of which the Operating Partnership might not even anticipate. Although the Operating Partnership believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, it can give no assurance that its expectations will be achieved. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Among the factors about which the Operating Partnership has made assumptions are changes in the general economic climate; conditions, including those affecting industries in which the Operating Partnership’s principal tenants compete; any failure of the general economy to recover from the current economic downturn; the extent of any tenant bankruptcies; the Operating Partnership’s ability to lease or re-lease space at current or anticipated rents; changes in the supply of and demand for office, office/flex and industrial/warehouse properties; changes in interest rate levels; changes in operating costs; the Operating Partnership’s ability to obtain adequate insurance, including coverage for terrorist acts; the availability of financing; and other risks associated with the development and acquisition of properties, including risks that the development may not be completed on schedule, that the tenants will not take occupancy or pay rent, or that development or operating costs may be greater than anticipated. For further information on factors which could impact the Operating Partnership and the statements contained herein, see the “Risk Factors” section contained in the Annual Report on Form 10-K for the year ended December 31, 2002.

        The Operating Partnership assumes no obligation to update and supplement forward-looking statements that become untrue because of subsequent events.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

        Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. In pursuing its business plan, the primary market risk to which the Operating Partnership is exposed is interest rate risk. Changes in the general level of interest rates prevailing in the financial markets may affect the spread between the Operating Partnership’s yield on invested assets and cost of funds and, in turn, its ability to make distributions or payments to its investors.

        Approximately $1.6 billion of the Operating Partnership’s long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of September 30, 2003 was LIBOR plus 65 basis points.

September 30, 2003 Debt, including current portion	10/1/03 - 12/31/03	2004	2005	2006	2007	Thereafter	Total	Fair Value
Fixed Rate	$1,743	$316,654	$259,523	$144,595	$9,199	$867,038	$1,598,752	$1,745,965
Average Interest Rate	7.35%	7.33%	7.13%	7.36%	6.96%	7.07%	7.21%
Variable Rate						$32,178	$32,178	$32,178

        While the Operating Partnership has not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in losses to the Operating Partnership which could adversely affect its operating results and liquidity.

Item 4.     Controls and Procedures

        Disclosure Controls and Procedures. The Operating Partnership’s management, with the participation of the Corporation’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Operating Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Corporation’s chief executive officer and chief financial officer have concluded that, as of the end of such period, the Operating Partnership’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Operating Partnership in the reports that it files or submits under the Exchange Act.

        Internal Control Over Financial Reporting. There have not been any changes in the Operating Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

MACK-CALI REALTY, L.P.

Part II – Other Information

Item 1.     Legal Proceedings

        On February 12, 2003, the Meadowlands Xanadu proposal, presented by a joint venture to be formed between The Mills Corporation and the Corporation, was selected by the New Jersey Sports and Exposition Authority (NJSEA), providing them with the exclusive right to negotiate a developer’s agreement for the development of a $1.5 billion family entertainment and recreation complex with an office and hotel component at the Continental Airlines Arena site in East Rutherford, New Jersey. Meadowlands Xanadu’s 4.76-million-square-foot complex is expected to feature a family entertainment destination comprising three themed zones: sports/recreation, kids’ activities and fashion. The project is expected to also include office and hotel space totaling 2.2 million square feet, consisting of four 14-story, 440,000 square-foot office buildings and a 520-room hotel with conference and exhibition facilities. No definitive documentation has been entered into between The Mills Corporation and the Corporation with respect to the Xanadu Project. However, it is the current understanding between Mills and the Corporation that the retail component will be shared 80 percent to Mills and 20 percent to the Corporation and the office and hotel components will be shared 80 percent to the Corporation and 20 percent to Mills. There can be no assurance that these will be the final economic arrangements.

        On March 27, 2003, Hartz Mountain Industries, Inc. filed a lawsuit in the Superior Court of New Jersey, Law Division, for Bergen County, seeking to enjoin the NJSEA from entering into a contract with The Mills Corporation and the Corporation for the redevelopment of the Continental Arena site. The case was dismissed by the trial court but appealed. Hartz also appealed the NJSEA’s final decision which denied Hartz’s bid protest on October 23, 2003. Westfield America, Inc., has also protested the NJSEA decision, and has appealed the NJSEA’s denial of its protest. Four citizens, Elliot Braha, Richard Delauro, George Perry and Carol Coronato, have also filed lawsuits challenging the NJSEA award to Mills and the Corporation. All of these cases are now pending unresolved in the Superior Court of New Jersey, Appellate Division. We believe that our proposal fully complied with applicable laws and the request for proposals, and we plan to vigorously enforce our rights concerning this project.

        On May 8, 2003, an adversary proceeding arising out of the bankruptcy of Broadband Office, Inc. (“BBO”) was commenced by BBO and the Official Committee of Unsecured Creditors of BBO (“Plaintiffs”) in the United States Bankruptcy Court for the District of Delaware. On August 25, 2003, the Plaintiffs filed an Amended Complaint. As amended, the Complaint names as defendants Mack-Cali Realty, L.P., the chief executive officer of the Corporation, and certain alleged affiliates of the Corporation (the “Mack-Cali Defendants”). Also named as defendants are seven other real estate investment trusts or partnerships (“REITs”) that invested in BBO and the eight individuals designated by the REITs to serve on the Board of Directors of BBO. Plaintiffs assert, among other things, that the Defendants breached fiduciary duties to BBO, its minority shareholders (other than the REITs) and its creditors by approving a spin-off of BBO’s assets to a newly created entity, and approving the sale of BBO’s remaining assets to Yipes, Inc., both for allegedly inadequate consideration. Plaintiffs seek an unspecified amount of compensatory and punitive damages in connection with their fiduciary duty claims. In addition, Plaintiffs seek to avoid all payments and other transfers made to Defendants within one year of BBO’s bankruptcy filing under various provisions of the Bankruptcy Code, and to obtain “turnover” of certain property under Section 542(b) of the Code. On July 8, 2003, the district court withdrew the reference of this proceeding to the bankruptcy court, and the action is now pending in the United States District Court for the District of Delaware. The Mack-Cali Defendants have denied the claims asserted in the Amended Complaint, and believe they have substantial defenses to the claims asserted against them. The Operating Partnership does not believe that the ultimate resolution of this matter will have a material adverse effect on the Operating Partnership’s financial condition taken as a whole.

        There are no other material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Operating Partnership is a party or to which any of the Properties is subject.

MACK-CALI REALTY, L.P.

Part II – Other Information (continued)

Item 2.     Changes in Securities and Use of Proceeds

        Not Applicable.

Item 3.     Defaults Upon Senior Securities

        Not Applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

        Not Applicable.

Item 5.     Other Information

        Not Applicable.

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits

        The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed:

Exhibit Number	Exhibit Title
3.1	Restated Charter of Mack-Cali Realty Corporation dated June 11, 2001 (filed as Exhibit 3.1 to the Operating Partnership’s Form 10-Q dated June 30, 2001 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Mack-Cali Realty Corporation dated June 10, 1999 (filed as Exhibit 3.2 to the Corporation’s Form 8-K dated June 10, 1999 and incorporated herein by reference).

3.3	Amendment No. 1 to the Amended and Restated Bylaws of Mack-Cali Realty Corporation dated March 4, 2003, (filed as Exhibit 3.3 to the Operating Partnership's Form 10-Q dated March 31, 2003 and incorporated herein by reference).

3.4	Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. dated December 11, 1997 (filed as Exhibit 10.110 to the Corporation's Form 8-K dated December 11, 1997 and incorporated herein by reference).

3.5	Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. dated August 21, 1998 (filed as Exhibit 3.1 to the Corporation's and the Operating Partnership's Registration Statement on Form S-3, Registration No. 333-57103, and incorporated herein by reference).

3.6	Second Amendment to the Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. dated July 6, 1999 (filed as Exhibit 10.1 to the Operating Partnership’s Form 8-K dated July 6, 1999 and incorporated herein by reference).

3.7*	Third Amendment to the Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. dated September 30, 2003.

3.8	Certificate of Designation of Series B Preferred Operating Partnership Units of Limited Partnership Interest of Mack-Cali Realty, L.P. (filed as Exhibit 10.101 to the Corporation's Form 8-K dated December 11, 1997 and incorporated herein by reference).

3.9	Articles Supplementary for the 8% Series C Cumulative Redeemable Perpetual Preferred Stock dated March 11, 2003 (filed as Exhibit 3.1 to the Corporation’s Form 8-K dated March 14, 2003 and incorporated herein by reference).

3.10	Certificate of Designation for the 8% Series C Cumulative Redeemable Perpetual Preferred Operating Partnership Units dated March 14, 2003 (filed as Exhibit 3.2 to the Operating Partnership’s Form 8-K dated March 14, 2003 and incorporated herein by reference).

4.1	Amended and Restated Shareholder Rights Agreement, dated as of March 7, 2000, between Mack-Cali Realty Corporation and EquiServe Trust Company, N.A., as Rights Agent (filed as Exhibit 4.1 to the Operating Partnership’s Form 8-K dated March 7, 2000 and incorporated herein by reference).

4.2	Amendment No. 1 to the Amended and Restated Shareholder Rights Agreement, dated as of June 27, 2000, by and among Mack-Cali Realty Corporation and EquiServe Trust Company, N.A. (filed as Exhibit 4.1 to the Operating Partnership's Form 8-K dated June 27, 2000 and incorporated herein by reference).

4.3	Indenture dated as of March 16, 1999, by and among Mack-Cali Realty, L.P., as issuer, Mack-Cali Realty Corporation, as guarantor, and Wilmington Trust Company, as trustee (filed as Exhibit 4.1 to the Operating Partnership’s Form 8-K dated March 16, 1999 and incorporated herein by reference).

4.4	Supplemental Indenture No. 1 dated as of March 16, 1999, by and among Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Operating Partnership's Form 8-K dated March 16, 1999 and incorporated herein by reference).

4.5	Supplemental Indenture No. 2 dated as of August 2, 1999, by and among Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.4 to the Operating Partnership's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

4.6	Supplemental Indenture No. 3 dated as of December 21, 2000, by and among Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Operating Partnership's Form 8-K dated December 21, 2000 and incorporated herein by reference).

4.7	Supplemental Indenture No. 4 dated as of January 29, 2001, by and among Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Operating Partnership's Form 8-K dated January 29, 2001 and incorporated herein by reference).

4.8	Supplemental Indenture No. 5 dated as of December 20, 2002, by and between Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Operating Partnership's Form 8-K dated December 20, 2002 and incorporated herein by reference).

4.9	Supplemental Indenture No. 6 dated as of March 14, 2003, by and between Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Operating Partnership's Form 8-K dated March 14, 2003 and incorporated herein by reference).

4.10	Supplemental Indenture No. 7 dated as of June 12, 2003, by and between Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Operating Partnership's Form 8-K dated June 12, 2003 and incorporated herein by reference).

4.11	Deposit Agreement dated March 14, 2003 by and among Mack-Cali Realty Corporation, EquiServe Trust Company, N.A., and the holders from time to time of the Depositary Receipts described therein (filed as Exhibit 4.1 to the Corporation’s Form 8-K dated March 14, 2003 and incorporated herein by reference).

10.1	Amended and Restated Employment Agreement dated as of July 1, 1999 between Mitchell E. Hersh and Mack-Cali Realty Corporation (filed as Exhibit 10.2 to the Operating Partnership’s Form 10-Q dated June 30, 1999 and incorporated herein by reference).

10.2	Second Amended and Restated Employment Agreement dated as of July 1, 1999 between Timothy M. Jones and Mack-Cali Realty Corporation (filed as Exhibit 10.3 to the Operating Partnership’s Form 10-Q dated June 30, 1999 and incorporated herein by reference).

10.3	Second Amended and Restated Employment Agreement dated as of July 1, 1999 between Barry Lefkowitz and Mack-Cali Realty Corporation (filed as Exhibit 10.6 to the Operating Partnership’s Form 10-Q dated June 30, 1999 and incorporated herein by reference).

10.4	Second Amended and Restated Employment Agreement dated as of July 1, 1999 between Roger W. Thomas and Mack-Cali Realty Corporation (filed as Exhibit 10.7 to the Operating Partnership’s Form 10-Q dated June 30, 1999 and incorporated herein by reference).

10.5	Employment Agreement dated as of December 5, 2000 between Michael Grossman and Mack-Cali Realty Corporation (filed as Exhibit 10.5 to the Operating Partnership’s Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.6	Restricted Share Award Agreement dated as of July 1, 1999 between Mitchell E. Hersh and Mack-Cali Realty Corporation (filed as Exhibit 10.8 to the Operating Partnership’s Form 10-Q dated June 30, 1999 and incorporated herein by reference).

10.7	Restricted Share Award Agreement dated as of July 1, 1999 between Timothy M. Jones and Mack-Cali Realty Corporation (filed as Exhibit 10.9 to the Operating Partnership’s Form 10-Q dated June 30, 1999 and incorporated herein by reference).

10.8	Restricted Share Award Agreement dated as of July 1, 1999 between Barry Lefkowitz and Mack-Cali Realty Corporation (filed as Exhibit 10.12 to the Operating Partnership’s Form 10-Q dated June 30, 1999 and incorporated herein by reference).

10.9	Restricted Share Award Agreement dated as of July 1, 1999 between Roger W. Thomas and Mack-Cali Realty Corporation (filed as Exhibit 10.13 to the Operating Partnership’s Form 10-Q dated June 30, 1999 and incorporated herein by reference).

10.10	Restricted Share Award Agreement dated as of March 12, 2001 between Roger W. Thomas and Mack-Cali Realty Corporation (filed as Exhibit 10.10 to the Operating Partnership’s Form 10-Q dated March 31, 2001 and incorporated herein by reference).

10.11	Restricted Share Award Agreement dated as of March 12, 2001 between Michael Grossman and Mack-Cali Realty Corporation (filed as Exhibit 10.11 to the Operating Partnership’s Form 10-Q dated March 31, 2001 and incorporated herein by reference).

10.12	Restricted Share Award Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.1 to the Corporation’s Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.13	Tax Gross Up Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.2 to the Corporation’s Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.14	First Amendment effective as of January 2, 2003 to the Restricted Share Award Agreement dated July 1, 1999 between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.3 to the Corporation’s Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.15	Restricted Share Award Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Timothy M. Jones (filed as Exhibit 10.4 to the Corporation’s Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.16	Tax Gross Up Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Timothy M. Jones (filed as Exhibit 10.5 to the Corporation’s Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.17	First Amendment effective as of January 2, 2003 to the Restricted Share Award Agreement dated July 1, 1999 between Mack-Cali Realty Corporation and Timothy M. Jones (filed as Exhibit 10.6 to the Corporation’s Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.18	Restricted Share Award Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.7 to the Corporation’s Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.19	Tax Gross Up Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.8 to the Corporation’s Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.20	First Amendment effective as of January 2, 2003 to the Restricted Share Award Agreement dated July 1, 1999 between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.9 to the Corporation’s Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.21	Restricted Share Award Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.10 to the Corporation’s Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.22	Tax Gross Up Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.11 to the Corporation’s Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.23	First Amendment effective as of January 2, 2003 to the Restricted Share Award Agreement dated July 1, 1999 between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.12 to the Corporation’s Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.24	First Amendment effective as of January 2, 2003 to the Restricted Share Award Agreement dated March 12, 2001 between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.13 to the Corporation’s Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.25	Restricted Share Award Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Michael A. Grossman (filed as Exhibit 10.14 to the Corporation’s Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.26	Tax Gross Up Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Michael A. Grossman (filed as Exhibit 10.15 to the Corporation’s Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.27	Restricted Share Award Agreement dated December 6, 1999 by and between Mack-Cali Realty Corporation and Michael A. Grossman (filed as Exhibit 10.16 to the Corporation’s Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.28	First Amendment effective as of January 2, 2003 to the Restricted Share Award Agreement dated December 6, 1999 between Mack-Cali Realty Corporation and Michael A. Grossman (filed as Exhibit 10.17 to the Corporation’s Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.29	First Amendment effective as of January 2, 2003 to the Restricted Share Award Agreement dated March 12, 2001 between Mack-Cali Realty Corporation and Michael A. Grossman (filed as Exhibit 10.18 to the Corporation’s Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.30	Amended and Restated Revolving Credit Agreement dated as of September 27, 2002, among Mack-Cali Realty, L.P. and JPMorgan Chase Bank, Fleet National Bank and Other Lenders Which May Become Parties Thereto with JPMorgan Chase Bank, as administrative agent, swing lender and fronting bank, Fleet National Bank and Commerzbank AG, New York and Grand Cayman branches as syndication agents, Bank of America, N.A. and Wells Fargo Bank, National Association, as documentation agents, and J.P. Morgan Securities Inc. and Fleet Securities, Inc, as arrangers (filed as Exhibit 10.1 to the Operating Partnership’s Form 8-K dated September 27, 2002 and incorporated herein by reference).

10.31	Contribution and Exchange Agreement among The MK Contributors, The MK Entities, The Patriot Contributors, The Patriot Entities, Patriot American Management and Leasing Corp., Cali Realty, L.P. and Cali Realty Corporation, dated September 18, 1997 (filed as Exhibit 10.98 to the Corporation’s Form 8-K dated September 19, 1997 and incorporated herein by reference).

10.32	First Amendment to Contribution and Exchange Agreement, dated as of December 11, 1997, by and among the Corporation and the Mack Group (filed as Exhibit 10.99 to the Corporation’s Form 8-K dated December 11, 1997 and incorporated herein by reference).

10.33	Employee Stock Option Plan of Mack-Cali Realty Corporation (filed as Exhibit 10.1 to the Corporation's Post-Effective Amendment No. 1 to Form S-8, Registration No. 333-44443, and incorporated herein by reference).

10.34	Director Stock Option Plan of Mack-Cali Realty Corporation (filed as Exhibit 10.2 to the Corporation's Post-Effective Amendment No. 1 to Form S-8, Registration No. 333-44443, and incorporated herein by reference).

10.35	2000 Employee Stock Option Plan (filed as Exhibit 10.1 to the Corporation’s Registration Statement on Form S-8, Registration No. 333-52478, and incorporated herein by reference), as amended by the First Amendment to the 2000 Employee Stock Option Plan (filed as Exhibit 10.17 to the Operating Partnership’s Form 10-Q dated June 30, 2002 and incorporated herein by reference).

10.36	Amended and Restated 2000 Director Stock Option Plan (filed as Exhibit 10.2 to the Corporation's Post-Effective Amendment No. 1 to Registration Statement on Form S-8, Registration No. 333-100244, and incorporated herein by reference).

10.37	Deferred Compensation Plan for Directors (filed as Exhibit 10.1 to the Corporation's Registration Statement on Form S-8, Registration No. 333-80081, and incorporated herein by reference).

10.38	Warrant Agreement, dated December 12, 1997, executed in favor Mitchell E. Hersh to purchase shares of common stock, par value $.01 per share, of the Corporation (filed as Exhibit 10.106 to the Corporation’s Form 8-K dated December 11, 1997 and incorporated herein by reference).

10.39	Warrant issued by Cali Realty Corporation to Brad W. Berger, dated January 31, 1997 (filed as Exhibit 10.84 to the Corporation’s Form 10-K dated December 31, 1996 and incorporated herein by reference).

10.40	Warrant issued by Cali Realty Corporation to Timothy M. Jones, dated January 31, 1997 (filed as Exhibit 10.86 to the Corporation’s Form 10-K dated December 31, 1996 and incorporated herein by reference).

10.41	Warrant issued by Cali Realty Corporation to Michael Grossman, dated January 31, 1997 (filed as Exhibit 10.89 to the Corporation’s Form 10-K dated December 31, 1996 and incorporated herein by reference).

10.42	Second Amendment to Contribution and Exchange Agreement, dated as of June 27, 2000, between RMC Development Company, LLC f/k/a Robert Martin Company, LLC, Robert Martin Eastview North Company, L.P., the Corporation and the Operating Partnership (filed as Exhibit 10.44 to the Operating Partnership’s Form 10-K dated December 31, 2002 and incorporated herein by reference.)

10.43*	Agreement of Sale and Purchase between and among M-C Harsimus Partners L.L.C. and Columbia Development Company, L.L.C., together as Seller, and iStar Harborside LLC, as Purchaser, dated August 12, 2003.

31.1*	Certification of the Corporation's Chief Executive Officer, Mitchell E. Hersh, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Corporation's Chief Financial Officer, Barry Lefkowitz, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Corporation's Chief Executive Officer, Mitchell E. Hersh, and the Corporation's Chief Financial Officer, Barry Lefkowitz, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Form 8-K

        During the third quarter of 2003, the Operating Partnership filed the following report on Form 8-K:

(1)	Report on Form 8-K dated September 11, 2003 filing under Item 5 certain information relating to the Operating Partnership’s revised definition and presentation of Funds From Operations for the fiscal years ended 2002, 2001, 2000, 1999 and 1998.

*filed herewith

MACK-CALI REALTY, L.P.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mack-Cali Realty, L.P. (Registrant) By: Mack-Cali Realty Corporation, its General Partner

Date: November 13, 2003	By: /s/ MITCHELL E. HERSH —————————————— Mitchell E. Hersh Chief Executive Officer

Date: November 13, 2003	By: /s/ BARRY LEFKOWITZ —————————————— Barry Lefkowitz Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1	Restated Charter of Mack-Cali Realty Corporation dated June 11, 2001 (filed as Exhibit 3.1 to the Operating Partnership’s Form 10-Q dated June 30, 2001 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Mack-Cali Realty Corporation dated June 10, 1999 (filed as Exhibit 3.2 to the Corporation’s Form 8-K dated June 10, 1999 and incorporated herein by reference).

3.3	Amendment No. 1 to the Amended and Restated Bylaws of Mack-Cali Realty Corporation dated March 4, 2003, (filed as Exhibit 3.3 to the Operating Partnership’s Form 10-Q dated March 31, 2003 and incorporated herein by reference).

3.4	Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. dated December 11, 1997 (filed as Exhibit 10.110 to the Corporation's Form 8-K dated December 11, 1997 and incorporated herein by reference).

3.5	Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. dated August 21, 1998 (filed as Exhibit 3.1 to the Corporation's and the Operating Partnership's Registration Statement on Form S-3, Registration No. 333-57103, and incorporated herein by reference).

3.6	Second Amendment to the Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. dated July 6, 1999 (filed as Exhibit 10.1 to the Operating Partnership’s Form 8-K dated July 6, 1999 and incorporated herein by reference).

3.7*	Third Amendment to the Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. dated September 30, 2003.

3.8	Certificate of Designation of Series B Preferred Operating Partnership Units of Limited Partnership Interest of Mack-Cali Realty, L.P. (filed as Exhibit 10.101 to the Corporation's Form 8-K dated December 11, 1997 and incorporated herein by reference).

3.9	Articles Supplementary for the 8% Series C Cumulative Redeemable Perpetual Preferred Stock dated March 11, 2003 (filed as Exhibit 3.1 to the Corporation’s Form 8-K dated March 14, 2003 and incorporated herein by reference).

3.10	Certificate of Designation for the 8% Series C Cumulative Redeemable Perpetual Preferred Operating Partnership Units dated March 14, 2003 (filed as Exhibit 3.2 to the Operating Partnership’s Form 8-K dated March 14, 2003 and incorporated herein by reference).

4.1	Amended and Restated Shareholder Rights Agreement, dated as of March 7, 2000, between Mack-Cali Realty Corporation and EquiServe Trust Company, N.A., as Rights Agent (filed as Exhibit 4.1 to the Operating Partnership’s Form 8-K dated March 7, 2000 and incorporated herein by reference).

4.2	Amendment No. 1 to the Amended and Restated Shareholder Rights Agreement, dated as of June 27, 2000, by and among Mack-Cali Realty Corporation and EquiServe Trust Company, N.A. (filed as Exhibit 4.1 to the Operating Partnership's Form 8-K dated June 27, 2000 and incorporated herein by reference).

4.3	Indenture dated as of March 16, 1999, by and among Mack-Cali Realty, L.P., as issuer, Mack-Cali Realty Corporation, as guarantor, and Wilmington Trust Company, as trustee (filed as Exhibit 4.1 to the Operating Partnership’s Form 8-K dated March 16, 1999 and incorporated herein by reference).

4.4	Supplemental Indenture No. 1 dated as of March 16, 1999, by and among Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Operating Partnership's Form 8-K dated March 16, 1999 and incorporated herein by reference).

4.5	Supplemental Indenture No. 2 dated as of August 2, 1999, by and among Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.4 to the Operating Partnership's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

4.6	Supplemental Indenture No. 3 dated as of December 21, 2000, by and among Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Operating Partnership's Form 8-K dated December 21, 2000 and incorporated herein by reference).

4.7	Supplemental Indenture No. 4 dated as of January 29, 2001, by and among Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Operating Partnership's Form 8-K dated January 29, 2001 and incorporated herein by reference).

4.8	Supplemental Indenture No. 5 dated as of December 20, 2002, by and between Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Operating Partnership's Form 8-K dated December 20, 2002 and incorporated herein by reference).

4.9	Supplemental Indenture No. 6 dated as of March 14, 2003, by and between Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Operating Partnership's Form 8-K dated March 14, 2003 and incorporated herein by reference).

4.10	Supplemental Indenture No. 7 dated as of June 12, 2003, by and between Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Operating Partnership's Form 8-K dated June 12, 2003 and incorporated herein by reference).

4.11	Deposit Agreement dated March 14, 2003 by and among Mack-Cali Realty Corporation, EquiServe Trust Company, N.A., and the holders from time to time of the Depositary Receipts described therein (filed as Exhibit 4.1 to the Corporation’s Form 8-K dated March 14, 2003 and incorporated herein by reference).

10.1	Amended and Restated Employment Agreement dated as of July 1, 1999 between Mitchell E. Hersh and Mack-Cali Realty Corporation (filed as Exhibit 10.2 to the Operating Partnership’s Form 10-Q dated June 30, 1999 and incorporated herein by reference).

10.2	Second Amended and Restated Employment Agreement dated as of July 1, 1999 between Timothy M. Jones and Mack-Cali Realty Corporation (filed as Exhibit 10.3 to the Operating Partnership’s Form 10-Q dated June 30, 1999 and incorporated herein by reference).

10.3	Second Amended and Restated Employment Agreement dated as of July 1, 1999 between Barry Lefkowitz and Mack-Cali Realty Corporation (filed as Exhibit 10.6 to the Operating Partnership’s Form 10-Q dated June 30, 1999 and incorporated herein by reference).

10.4	Second Amended and Restated Employment Agreement dated as of July 1, 1999 between Roger W. Thomas and Mack-Cali Realty Corporation (filed as Exhibit 10.7 to the Operating Partnership’s Form 10-Q dated June 30, 1999 and incorporated herein by reference).

10.5	Employment Agreement dated as of December 5, 2000 between Michael Grossman and Mack-Cali Realty Corporation (filed as Exhibit 10.5 to the Operating Partnership’s Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.6	Restricted Share Award Agreement dated as of July 1, 1999 between Mitchell E. Hersh and Mack-Cali Realty Corporation (filed as Exhibit 10.8 to the Operating Partnership’s Form 10-Q dated June 30, 1999 and incorporated herein by reference).

10.7	Restricted Share Award Agreement dated as of July 1, 1999 between Timothy M. Jones and Mack-Cali Realty Corporation (filed as Exhibit 10.9 to the Operating Partnership’s Form 10-Q dated June 30, 1999 and incorporated herein by reference).

10.8	Restricted Share Award Agreement dated as of July 1, 1999 between Barry Lefkowitz and Mack-Cali Realty Corporation (filed as Exhibit 10.12 to the Operating Partnership’s Form 10-Q dated June 30, 1999 and incorporated herein by reference).

10.9	Restricted Share Award Agreement dated as of July 1, 1999 between Roger W. Thomas and Mack-Cali Realty Corporation (filed as Exhibit 10.13 to the Operating Partnership’s Form 10-Q dated June 30, 1999 and incorporated herein by reference).

10.10	Restricted Share Award Agreement dated as of March 12, 2001 between Roger W. Thomas and Mack-Cali Realty Corporation (filed as Exhibit 10.10 to the Operating Partnership’s Form 10-Q dated March 31, 2001 and incorporated herein by reference).

10.11	Restricted Share Award Agreement dated as of March 12, 2001 between Michael Grossman and Mack-Cali Realty Corporation (filed as Exhibit 10.11 to the Operating Partnership’s Form 10-Q dated March 31, 2001 and incorporated herein by reference).

10.12	Restricted Share Award Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.1 to the Corporation’s Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.13	Tax Gross Up Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.2 to the Corporation’s Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.14	First Amendment effective as of January 2, 2003 to the Restricted Share Award Agreement dated July 1, 1999 between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.3 to the Corporation’s Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.15	Restricted Share Award Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Timothy M. Jones (filed as Exhibit 10.4 to the Corporation’s Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.16	Tax Gross Up Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Timothy M. Jones (filed as Exhibit 10.5 to the Corporation’s Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.17	First Amendment effective as of January 2, 2003 to the Restricted Share Award Agreement dated July 1, 1999 between Mack-Cali Realty Corporation and Timothy M. Jones (filed as Exhibit 10.6 to the Corporation’s Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.18	Restricted Share Award Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.7 to the Corporation’s Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.19	Tax Gross Up Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.8 to the Corporation’s Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.20	First Amendment effective as of January 2, 2003 to the Restricted Share Award Agreement dated July 1, 1999 between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.9 to the Corporation’s Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.21	Restricted Share Award Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.10 to the Corporation’s Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.22	Tax Gross Up Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.11 to the Corporation’s Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.23	First Amendment effective as of January 2, 2003 to the Restricted Share Award Agreement dated July 1, 1999 between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.12 to the Corporation’s Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.24	First Amendment effective as of January 2, 2003 to the Restricted Share Award Agreement dated March 12, 2001 between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.13 to the Corporation’s Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.25	Restricted Share Award Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Michael A. Grossman (filed as Exhibit 10.14 to the Corporation’s Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.26	Tax Gross Up Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Michael A. Grossman (filed as Exhibit 10.15 to the Corporation’s Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.27	Restricted Share Award Agreement dated December 6, 1999 by and between Mack-Cali Realty Corporation and Michael A. Grossman (filed as Exhibit 10.16 to the Corporation’s Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.28	First Amendment effective as of January 2, 2003 to the Restricted Share Award Agreement dated December 6, 1999 between Mack-Cali Realty Corporation and Michael A. Grossman (filed as Exhibit 10.17 to the Corporation’s Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.29	First Amendment effective as of January 2, 2003 to the Restricted Share Award Agreement dated March 12, 2001 between Mack-Cali Realty Corporation and Michael A. Grossman (filed as Exhibit 10.18 to the Corporation’s Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.30	Amended and Restated Revolving Credit Agreement dated as of September 27, 2002, among Mack-Cali Realty, L.P. and JPMorgan Chase Bank, Fleet National Bank and Other Lenders Which May Become Parties Thereto with JPMorgan Chase Bank, as administrative agent, swing lender and fronting bank, Fleet National Bank and Commerzbank AG, New York and Grand Cayman branches as syndication agents, Bank of America, N.A. and Wells Fargo Bank, National Association, as documentation agents, and J.P. Morgan Securities Inc. and Fleet Securities, Inc, as arrangers (filed as Exhibit 10.1 to the Operating Partnership’s Form 8-K dated September 27, 2002 and incorporated herein by reference).

10.31	Contribution and Exchange Agreement among The MK Contributors, The MK Entities, The Patriot Contributors, The Patriot Entities, Patriot American Management and Leasing Corp., Cali Realty, L.P. and Cali Realty Corporation, dated September 18, 1997 (filed as Exhibit 10.98 to the Corporation’s Form 8-K dated September 19, 1997 and incorporated herein by reference).

10.32	First Amendment to Contribution and Exchange Agreement, dated as of December 11, 1997, by and among the Corporation and the Mack Group (filed as Exhibit 10.99 to the Corporation’s Form 8-K dated December 11, 1997 and incorporated herein by reference).

10.33	Employee Stock Option Plan of Mack-Cali Realty Corporation (filed as Exhibit 10.1 to the Corporation's Post-Effective Amendment No. 1 to Form S-8, Registration No. 333-44443, and incorporated herein by reference).

10.34	Director Stock Option Plan of Mack-Cali Realty Corporation (filed as Exhibit 10.2 to the Corporation's Post-Effective Amendment No. 1 to Form S-8, Registration No. 333-44443, and incorporated herein by reference).

10.35	2000 Employee Stock Option Plan (filed as Exhibit 10.1 to the Corporation’s Registration Statement on Form S-8, Registration No. 333-52478, and incorporated herein by reference), as amended by the First Amendment to the 2000 Employee Stock Option Plan (filed as Exhibit 10.17 to the Operating Partnership’s Form 10-Q dated June 30, 2002 and incorporated herein by reference).

10.36	Amended and Restated 2000 Director Stock Option Plan (filed as Exhibit 10.2 to the Corporation's Post-Effective Amendment No. 1 to Registration Statement on Form S-8, Registration No. 333-100244, and incorporated herein by reference).

10.37	Deferred Compensation Plan for Directors (filed as Exhibit 10.1 to the Corporation's Registration Statement on Form S-8, Registration No. 333-80081, and incorporated herein by reference).

10.38	Warrant Agreement, dated December 12, 1997, executed in favor Mitchell E. Hersh to purchase shares of common stock, par value $.01 per share, of the Corporation (filed as Exhibit 10.106 to the Corporation’s Form 8-K dated December 11, 1997 and incorporated herein by reference).

10.39	Warrant issued by Cali Realty Corporation to Brad W. Berger, dated January 31, 1997 (filed as Exhibit 10.84 to the Corporation’s Form 10-K dated December 31, 1996 and incorporated herein by reference).

10.40	Warrant issued by Cali Realty Corporation to Timothy M. Jones, dated January 31, 1997 (filed as Exhibit 10.86 to the Corporation’s Form 10-K dated December 31, 1996 and incorporated herein by reference).

10.41	Warrant issued by Cali Realty Corporation to Michael Grossman, dated January 31, 1997 (filed as Exhibit 10.89 to the Corporation’s Form 10-K dated December 31, 1996 and incorporated herein by reference).

10.42	Second Amendment to Contribution and Exchange Agreement, dated as of June 27, 2000, between RMC Development Company, LLC f/k/a Robert Martin Company, LLC, Robert Martin Eastview North Company, L.P., the Corporation and the Operating Partnership (filed as Exhibit 10.44 to the Operating Partnership’s Form 10-K dated December 31, 2002 and incorporated herein by reference.)

10.43*	Agreement of Sale and Purchase between and among M-C Harsimus Partners L.L.C. and Columbia Development Company, L.L.C., together as Seller, and iStar Harborside LLC, as Purchaser, dated August 12, 2003.

31.1*	Certification of the Corporation's Chief Executive Officer, Mitchell E. Hersh, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Corporation's Chief Financial Officer, Barry Lefkowitz, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Corporation's Chief Executive Officer, Mitchell E. Hersh, and the Corporation's Chief Financial Officer, Barry Lefkowitz, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.