Form 10-K
period 2003-12-31
MACK CALI REALTY L P
filed 2004-03-09
CIK 1067063

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No

        LOCATION OF EXHIBIT INDEX:    The index of exhibits is contained herein on page number 133.

        DOCUMENTS INCORPORATED BY REFERENCE:    Portions of Mack-Cali Realty Corporation's definitive proxy statement for the fiscal year ended December 31, 2003 to be issued in conjunction with Mack-Cali Realty Corporation's annual meeting of shareholders expected to be held on May 20, 2004 are incorporated by reference in Part III of this Form 10-K. The definitive proxy statement will be filed by Mack-Cali Realty Corporation with the SEC not later than 120 days from the end of the Registrant's fiscal year ended December 31, 2003.

TABLE OF CONTENTS
FORM 10-K

		Page No.
PART I
Item 1	Business	3-20
Item 2	Properties	21-38
Item 3	Legal Proceedings	39
Item 4	Submission of Matters to a Vote of Security Holders	39
PART II
Item 5	Market for Registrant's Common Equity and Related Stockholder Matters	40
Item 6	Selected Financial Data	41
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	42-59
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	60
Item 8	Financial Statements and Supplementary Data	60
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	60
Item 9A	Controls and Procedures	60
PART III
Item 10	Directors and Executive Officers of the Registrant	61
Item 11	Executive Compensation	61
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	61
Item 13	Certain Relationships and Related Transactions	61
Item 14	Principal Accountant Fees and Services	61
PART IV
Item 15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	61-130
SIGNATURES		131-132

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

        As of December 31, 2003, the Operating Partnership owned or had interests in 263 properties, aggregating approximately 28.3 million square feet (collectively, the "Properties"), plus developable land. The Properties are comprised of: (a) 256 wholly-owned or Operating Partnership-controlled properties consisting of 150 office buildings and 96 office/flex buildings aggregating approximately 26.6 million square feet, six industrial/warehouse buildings totaling approximately 387,400 square feet, two stand-alone retail properties totaling approximately 17,300 square feet, and two land leases (collectively, the "Consolidated Properties"); and (b) four office buildings and one office/flex building aggregating 1.2 million square feet, a 100,740 square-foot mixed use retail property and a 350-room hotel, which are owned by unconsolidated joint ventures in which the Operating Partnership has investment interests. Unless otherwise indicated, all references to square feet represent net rentable area. As of December 31, 2003, the office, office/flex, industrial/warehouse and stand-alone retail properties included in the Consolidated Properties were 91.5 percent leased to approximately 2,100 tenants. Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date. Leases that expire as of the period end date aggregate 143,059 square feet, or 0.5 percent of the net rentable square footage. The Properties are located in eight states, primarily in the Northeast, and the District of Columbia. See Item 2: Properties.

        The general partner of the Operating Partnership is the Corporation, which has elected to be treated and operated so as to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. The common stock, par value $0.01, of the Corporation (the "Common Stock") is listed on the New York Stock Exchange and the Pacific Exchange under the symbol "CLI." Substantially all of the Corporation's interests in the Properties are held through, and its operations are conducted through, the Operating Partnership, or through entities controlled by the Operating Partnership. As of February 20, 2003, 60,084,282 shares of Common Stock were outstanding. Also, as of February 20, 2003, the Corporation owned an 80.9 percent general partnership interest in the Operating Partnership, assuming conversion of all preferred limited partnership units of the Operating Partnership into common limited partnership units. Without giving effect to the preferred limited partnership units of the Operating Partnership, the Corporation would own an 88.4 percent general partnership interest in the Operating Partnership. As used herein, the term "Units" refers to common limited partnership interests in the Operating Partnership. Units are redeemable for an equal number of shares of Common Stock or cash.

        The Operating Partnership's strategy has been to focus its operations, acquisition and development of office properties in markets and sub-markets where it believes it is, or can become, a significant and preferred owner and operator. The Operating Partnership will continue this strategy by expanding through acquisitions and/or development in Northeast markets where it has, or can achieve, similar status. The Operating Partnership believes that its Properties have excellent locations and access and are well-maintained and professionally managed. As a result, the Operating Partnership believes that its Properties attract high quality tenants and achieve among the highest rental, occupancy and tenant retention rates within their markets. The Operating Partnership also believes that its extensive market knowledge provides it with a significant competitive advantage, which is further enhanced by its strong reputation for, and emphasis on, delivering highly responsive, professional management services. See "Business Strategies".

        The Corporation's executive officers have been employed by the Corporation and/or its predecessor companies for an average of approximately 16 years.

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

Growth

        The Operating Partnership plans to continue to own and operate a portfolio of properties in high-barrier-to-entry markets, with a primary focus in the Northeast. The Operating Partnership's primary objectives are to maximize operating cash flow and to enhance the value of its portfolio through effective management, acquisition, development and property sales strategies, as follows:

        Internal Growth:    The Operating Partnership seeks to maximize the value of its existing portfolio through implementing operating strategies designed to produce the highest effective rental and occupancy rates and lowest tenant installation cost within the markets that it operates. The Operating Partnership continues to pursue internal growth through re-leasing space at higher effective rents with contractual rent increases and developing or redeveloping space for its diverse base of high credit tenants, including Citigroup, Dow Jones, Merck and Prudential Insurance. In addition, the Operating Partnership seeks economies of scale through volume discounts to take advantage of its size and dominance in particular sub-markets, and operating efficiencies through the use of in-house management, leasing, marketing, financing, accounting, legal, development and construction services.

        Acquisitions:    The Operating Partnership also believes that growth opportunities exist through acquiring operating properties or properties for redevelopment with attractive returns in its core Northeast sub-markets where, based on its expertise in leasing, managing and operating properties, it believes it is, or can become, a significant and preferred owner and operator. The Operating Partnership intends to acquire, invest in or redevelop additional properties that: (i) are expected to provide attractive initial yields with potential for growth in cash flow from operations; (ii) are well-located, of high quality and competitive in their respective sub-markets; (iii) are located in its existing sub-markets or in sub-markets in which the Operating Partnership can become a significant and preferred owner and operator; and (iv) it believes have been under-managed or are otherwise capable of improved performance through intensive management, capital improvements and/or leasing that should result in increased effective rental and occupancy rates.

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

        Property Sales:    While management's principal intention is to own and operate its properties on a long-term basis, it periodically assesses the attributes of each of its properties, with a particular focus on the supply and demand fundamentals of the sub-markets in which they are located. Based on these ongoing assessments, the Operating Partnership may, from time to time, decide to sell any of its properties.

Financial

        The Operating Partnership currently intends to maintain a ratio of debt-to-undepreciated assets (total debt of the Operating Partnership as a percentage of total undepreciated assets) of 50 percent or less. As of December 31, 2003, the Operating Partnership's total debt constituted approximately 37.9 percent of total undepreciated assets of the Operating Partnership. The Corporation and Operating Partnership have three investment grade credit ratings. Standard & Poor's Rating Services ("S&P") and Fitch, Inc. ("Fitch") have each assigned their BBB rating to existing and prospective senior unsecured debt of the Operating Partnership. S&P and Fitch have also assigned their BBB- rating to existing and prospective preferred stock offerings of the Corporation. Moody's Investors Service ("Moody's") has assigned its Baa2 rating to existing and prospective senior unsecured debt of the Operating Partnership and its Baa3 rating to existing and prospective preferred stock offerings of the Corporation. Although there is no limit in the Operating Partnership's organizational documents on the amount of indebtedness that the Operating Partnership may incur or a requirement for the maintenance of investment grade credit ratings, the Operating Partnership has entered into certain financial agreements which contain covenants that limit the Operating Partnership's ability to incur indebtedness under certain circumstances. The Operating Partnership intends to conduct its operations so as to best be able to maintain its investment grade rated status. The Operating Partnership intends to utilize the most appropriate sources of capital for future acquisitions, development, capital improvements and other investments, which may include funds from operating activities, proceeds from property and land sales, short-term and long-term borrowings (including draws on the Operating Partnership's revolving credit facility), and the issuance of additional debt or equity securities.

EMPLOYEES

        As of December 31, 2003, the Operating Partnership had no employees. The Corporation had approximately 335 full-time employees.

COMPETITION

        The leasing of real estate is highly competitive. The Properties compete for tenants with lessors and developers of similar properties located in their respective markets primarily on the basis of location, rent charged, services provided, and the design and condition of the Properties. The Operating Partnership also experiences competition when attempting to acquire or dispose of real estate, including competition from domestic and foreign financial institutions, other REITs, life insurance companies, pension trusts, trust funds, partnerships, individual investors and others.

REGULATIONS

        Many laws and governmental regulations are applicable to the Properties and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.

        Under various laws and regulations relating to the protection of the environment, an owner of real estate may be held liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in the property. These laws often impose liability without regard to whether the owner was responsible for, or even knew of, the presence of such substances. The presence of such substances may adversely affect the owner's ability to rent or sell the property or to borrow using such property as collateral and may expose it to liability resulting from any release of, or exposure to, such substances. Persons who arrange for the disposal or treatment of hazardous or toxic substances at another location may also be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability for the release of asbestos-containing materials into the air, and third parties may also seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials and other hazardous or toxic substances.

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

        There can be no assurance that (i) future laws, ordinances or regulations will not impose any material environmental liability, (ii) the current environmental condition of the Properties will not be affected by tenants, by the condition of land or operations in the vicinity of the Properties (such as the presence of underground storage tanks), or by third parties unrelated to the Operating Partnership, or (iii) the Operating Partnership's assessments reveal all environmental liabilities and that there are no material environmental liabilities of which the Operating Partnership is aware. If compliance with the various laws and regulations, now existing or hereafter adopted, exceeds the Operating Partnership's budgets for such items, the Operating Partnership's ability to make expected distributions to security holders could be adversely affected.

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

RECENT DEVELOPMENTS

        As a result of the economic climate since 2001, substantially all of the real estate markets the Operating Partnership operates in materially softened. Demand for office space declined significantly and vacancy rates increased in each of the Operating Partnership's core markets over the period. Through February 20, 2004, the Operating Partnership's core markets continued to be weak. The percentage leased in the Operating Partnership's consolidated portfolio of stabilized operating properties decreased to 91.5 percent at December 31, 2003, as compared to 92.3 percent at December 31, 2002 and 94.6 percent at December 31, 2001. Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date. Market rental rates have declined in most markets from peak levels in late 2000 and early 2001. Rental rates on the Operating Partnership's space that was re-leased (based on first rents payable) during the year ended December 31, 2003 decreased an average of 7.8 percent compared to rates that were in effect under expiring leases, as compared to a 3.0 percent increase in 2002 and a 9.5 percent increase in 2001. The Operating Partnership believes that vacancy rates may continue to increase in most of its markets in 2004.

        In 2003, the Operating Partnership:

  •
  acquired two office and one office/flex properties, aggregating 202,184 square feet, at a total cost of approximately $24.9 million and;

  •
  sold two office properties, aggregating 351,842 square feet, and a land parcel for aggregate net sales proceeds of approximately $18.7 million.

        Additionally, in 2003, the Operating Partnership, through unconsolidated joint ventures, sold two office properties, aggregating 850,769 square feet, for aggregate net sales proceeds of approximately $214.6 million. See Note 4 to the Financial Statements for further information regarding joint venture activity.

Property Acquisitions

        The Operating Partnership acquired the following operating properties during the year ended December 31, 2003:

Acquisition Date	Property/Address	Location	# of Bldgs.	Rentable Square Feet	Investment by Operating Partnership (a) (in thousands)
Office:
09/12/03	4 Sentry Parkway	Blue Bell, Montgomery County, PA	1	63,930	$10,432
09/23/03	14 Commerce Drive	Cranford, Union County, NJ	1	67,189	8,387

Total Office Property Acquisitions:			2	131,119	18,819

Office/Flex:
08/19/03	3 Odell Plaza	Yonkers, Westchester County, NY	1	71,065	6,100

Total Property Acquisitions:			3	202,184	$24,919

(a)
Transactions were funded primarily through borrowings on the Operating Partnership's revolving credit facility, from net proceeds received in the sale or sales of rental property, and/or from the Operating Partnership's cash reserves. Amounts are as of December 31, 2003.

Sales

        The Operating Partnership sold the following properties during the year ended December 31, 2003:

Sale Date	Property/Address	Location	# of Bldgs	Rentable Square Feet	Net Sales Proceeds (in thousands)	Net Book Value (in thousands)	Realized Gain/(Loss) (in thousands)
Office:
03/28/03	1770 St. James Place	Houston, Harris County, TX	1	103,689	$5,469	$4,145	$1,324
10/31/03	111 Soledad	San Antonio, Bexar County, TX	1	248,153	10,782	10,538	244

Total Office Property Sales:			2	351,842	$16,251	$14,683	$1,568

Land:
11/19/03	Home Depot land lease	Hamilton Township, Mercer County, NJ	1	27.7 acres	2,471	498	1,973

Total Property Sales:			3	351,842	$18,722	$15,181	$3,541

        On September 29, 2003, the Operating Partnership sold its interest in American Financial Exchange, L.L.C. ("AFE"), in which the Operating Partnership held a 50 percent interest, and received approximately $162.1 million in net sales proceeds from the transaction, which the Operating Partnership used primarily to repay outstanding borrowings under its unsecured revolving credit facility. The Operating Partnership recognized a gain on the sale of approximately $24.0 million, which is recorded in gain on sale of investment in unconsolidated joint venture for the year ended December 31, 2003.

        In advance of the transaction, AFE distributed its interests in Plaza VIII and IX Associates, L.L.C., which owned the undeveloped land currently used as a parking facility, to its then partners, the Operating Partnership and Columbia Development Company, L.L.C. ("Columbia"). The Operating Partnership and Columbia subsequently entered into a new joint venture agreement to own and manage the undeveloped land and related parking operations through Plaza VIII and IX Associates, L.L.C. The Operating Partnership and Columbia each hold a 50 percent interest in the new venture.

Development

        On November 25, 2003, the Operating Partnership and affiliates of The Mills Corporation ("Mills") entered into a joint venture agreement to form Meadowlands Mills/Mack-Cali Limited Partnership ("Meadowlands Venture") for the purpose of developing a $1.3 billion family entertainment and recreation complex with an office and hotel component to be built at the Meadowlands sports complex in East Rutherford, New Jersey ("Meadowlands Xanadu"). Meadowlands Xanadu's approximately 4.76 million-square-foot complex is expected to feature a family entertainment destination comprising three themed zones: sports/recreation, children's activities and fashion, in addition to four office buildings, aggregating approximately 1.8 million square feet, and a 520-room hotel.

        On December 3, 2003, the Meadowlands Venture entered into a redevelopment agreement with the New Jersey Sports and Exposition Authority ("NJSEA") (the "Redevelopment Agreement") for the redevelopment of the area surrounding the Continental Airlines Arena in East Rutherford, New Jersey and the construction of the Meadowlands Xanadu project. The Redevelopment Agreement provides for a 75-year ground lease, which requires the joint venture to pay the NJSEA a $160 million development rights fee at the start of construction of the entertainment phase, when all permits and approvals are obtained, and the payment of fixed rent over the term. Fixed rent will be in the amount of $1,000 per year for the first 15 years, increasing to $7.5 million from the 16th to the 22nd year, then to $9.2 million in the 23rd year, with additional increases over the remainder of the term, as set forth in the ground lease. The ground lease also allows for the potential for participation rent payments by the venture, as described in the ground lease agreement.

        The Operating Partnership and Mills own a 20 percent and 80 percent interest, respectively, in the Meadowlands Venture, subject to certain participation rights by The New York Giants. The joint venture agreement requires the Operating Partnership to make an equity contribution up to a maximum of $32.5 million. As part of the Redevelopment Agreement, Mills is required to contribute certain vacant land, known as the Empire Tract, to the State of New Jersey to be used as a wetlands mitigation bank, for which Mills has received subordinated capital credit in the venture of approximately $118 million. The joint venture agreement requires Mills to contribute the balance of the capital required to complete the entertainment phase, subject to certain limitations. The Operating Partnership will receive a nine percent preferred return on its equity investment, only after Mills receives a nine percent preferred return on its equity investment. Residual returns, subject to participation by other parties, will be in proportion to each partners' respective percentage interest.

        Mills will develop, lease and operate the entertainment phase of the Meadowlands Xanadu project. The joint venture agreement provides the Operating Partnership an option to cause the Meadowlands Venture to form component ventures for the future development of the office and hotel phases, for which the Operating Partnership will develop, lease and operate such phases. The Operating Partnership will own an 80 percent interest and Mills will own a 20 percent interest in such entities. The agreement provides for the first office or hotel component ventures to be formed no later than four years after the grand opening of the entertainment phase, and requires that all component ventures for the office and hotel phases be formed no later than 10 years from such date, but does not require that any or all components be developed. However, under the Meadowlands Venture agreement, Mills has the ability to accelerate such formation schedule, subject to certain conditions. Should the Operating Partnership fail to meet the time schedule described above for the formation of the component ventures, the Operating Partnership will forfeit its rights to cause the Meadowlands Venture to form additional component ventures. If this occurs, Mills will have the ability to develop the additional phases, subject to the Operating Partnership's right to participate, or to cause the Meadowlands Venture to sell such components to a third party, subject to a sales price limitation of 95 percent of the value that would have been the amount necessary to form such component ventures.

FINANCING ACTIVITY

Senior Unsecured Notes Transactions

        On March 14, 2003, the Operating Partnership exchanged $25 million face amount of existing 7.18 percent senior unsecured notes due December 31, 2003, with interest payable monthly in arrears, for $26.1 million face amount of 5.82 percent senior unsecured notes due March 15, 2013, with interest payable semi-annually in arrears. The exchange was completed with Teachers Insurance and Annuity Association ("TIAA"). In addition, the Operating Partnership used the net proceeds from the issuance of preferred stock, together with available cash, to repurchase $25 million face amount of notes due December 31, 2003 from TIAA for $26.1 million. See Issuance of Preferred Stock below. The Operating Partnership recorded $1.4 million in loss on early retirement of debt, net, for the year ended December 31, 2003 for costs incurred in connection with the notes transactions.

        On June 12, 2003, the Operating Partnership issued $100 million face amount of 4.60 percent senior unsecured notes due June 15, 2013, with interest payable semi-annually in arrears. The total proceeds from the issuance (net of selling commissions and discount) of approximately $99.1 million was used primarily to repay $62.8 million of mortgage debt at a discount of $1.7 million (recorded as a reduction in loss on early retirement of debt, net in 2003), and to repay outstanding borrowings under the Operating Partnership's unsecured revolving credit facility. The Operating Partnership recorded $1.5 million in loss on early retirement of debt, net, in the year ended December 31, 2003 for the write-off of the unamortized balance of an interest rate contract in conjunction with the repayment of mortgage debt. The unsecured notes were issued at a discount of approximately $286,000, which is being amortized over the term as an adjustment to interest expense.

        On June 25, 2003, the Operating Partnership repurchased $45.3 million face amount of existing 7.18 percent senior unsecured notes due December 31, 2003, with interest payable monthly in arrears, for $46.7 million from TIAA. The repurchase fully retired the 7.18 percent senior unsecured notes which were due December 31, 2003. The Operating Partnership recorded $1.4 million in loss on early retirement of debt, net, for the year ended December 31, 2003 for costs incurred in connection with the notes repurchase.

        On February 9, 2004, the Operating Partnership issued $100 million face amount of 5.125 percent senior unsecured notes due February 15, 2014, with interest payable semi-annually in arrears. The total proceeds from the issuance (net of selling commissions and discount) of approximately $98.5 million will be held until March 15, 2004, at which time the Operating Partnership intends to use the net proceeds from the sale, together with borrowings under its unsecured revolving credit facility and available cash, to repay the $300 million, 7.00 percent notes due on that date.

Issuance of Preferred Stock

        On March 14, 2003, in a publicly registered transaction with a single institutional buyer, the Corporation completed the sale and issuance of 10,000 shares of eight-percent Series C cumulative redeemable perpetual preferred stock ("Series C Preferred Stock") in the form of 1,000,000 depositary shares ($25 stated value per depositary share). Each depositary share represents 1/100th of a share of Series C Preferred Stock. The Corporation received net proceeds of approximately $24.8 million from the sale. The Corporation used the net proceeds, together with available cash, to repurchase $25 million face amount of notes due December 31, 2003 from TIAA for $26.1 million. See Senior Unsecured Notes Transactions above.

        In connection with the Corporation's issuance of Series C Preferred Stock, the Corporation acquired from the Operating Partnership $25.0 million of Series C preferred units (the "Series C Preferred Units"), which have terms essentially identical to the Series C preferred stock and rank equal with the Series B Preferred Units.

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

        The continued economic downturn in the real estate market has resulted in the relocation of companies and an uncertain economic future for many businesses. We are uncertain how long the current downturn will last. The current economic downturn may also be having a negative economic impact on many industries, including securities, insurance services, telecommunications and computer systems and other technology, businesses in which many of our tenants are involved. Such economic impact may cause our tenants to have difficulty or be unable to meet their obligations to us.

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

  •
  changes in laws and regulations (including tax, environmental, zoning and building codes, and housing laws and regulations) and agency or court interpretations of such laws and regulations and the related costs of compliance;

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

        Renewing leases or re-letting space could be costly:    If a tenant does not renew its lease upon expiration or terminates its lease early, we may not be able to re-lease the space. If a tenant does renew its lease or we re-lease the space, the terms of the renewal or new lease, including the cost of required renovations or concessions to the tenant, may be less favorable than the current lease terms which could adversely affect our ability to make distributions or payments to our investors.

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

        Illiquidity of real estate limits our ability to act quickly:    Real estate investments are relatively illiquid. Such illiquidity may limit our ability to react quickly in response to changes in economic and other conditions. If we want to sell an investment, we might not be able to dispose of that investment in the time period we desire, and the sales price of that investment might not recoup or exceed the amount of our investment. The prohibition in the Internal Revenue Code of 1986, as amended, and related regulations on a real estate investment trust holding property for sale also may restrict our ability to sell property. In addition, we acquired a significant number of our properties from individuals to whom we issued limited partnership units as part of the purchase price. In connection with the acquisition of these properties, in order to preserve such individual's tax deferral, we contractually agreed not to sell or otherwise transfer the properties for a specified period of time, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate individuals for the tax consequences of the recognition of such built-in-gains. As of December 31, 2003, 140 of our properties, with an aggregate net book value of approximately $1.8 billion, were subject to these restrictions, which expire periodically through 2008. The above limitations on our ability to sell our investments could adversely affect our ability to make distributions or payments to our investors.

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

        Property ownership through joint ventures could subject us to the contrary business objectives of our co-venturers:    We, from time to time, invest in joint ventures or partnerships in which we do not hold a controlling interest. These investments involve risks that do not exist with properties in which we own a controlling interest, including the possibility that our co-venturers or partners may, at any time, have business, economic or other objectives that are inconsistent with our objectives. Because we lack a controlling interest, our co-venturers or partners may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives. While we seek protective rights against such contrary actions, there can be no assurance that we will be successful in procuring any such protective rights, or if procured, that the rights will be sufficient to fully protect us against contrary actions. Our organizational documents do not limit the amount of available funds that we may invest in joint ventures or partnerships. If the objectives of our co-venturers or partners are inconsistent with ours, it may adversely affect our ability to make distributions or payments to our investors.

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

        As of December 31, 2003, we had total outstanding indebtedness of $1.6 billion comprised of $1.1 billion of senior unsecured notes and approximately $500.7 million of mortgage indebtedness. We may have to refinance the principal due on our current or future indebtedness at maturity, and we may not be able to do so.

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

        Rising interest rates may adversely affect our cash flow:    As of December 31, 2003, approximately $32.2 million of our mortgage indebtedness bears interest at variable rates. We may incur additional indebtedness in the future that also bears interest at variable rates. Variable rate debt creates higher debt service requirements if market interest rates increase. Higher debt service requirements could adversely affect our ability to make distributions or payments to our investors and/or cause us to default under certain debt covenants.

        Our degree of leverage could adversely affect our cash flow:    We fund acquisition opportunities and development partially through short-term borrowings (including our revolving credit facility), as well as from proceeds from property sales and undistributed cash. We expect to refinance projects purchased with short-term debt either with long-term indebtedness or equity financing depending upon the economic conditions at the time of refinancing. The Board of Directors of Mack-Cali Realty Corporation, our general partner, has a general policy of limiting the ratio of our indebtedness to total undepreciated assets (total debt as a percentage of total undepreciated assets) to 50 percent or less, although there is no limit in Mack-Cali Realty Corporation's or our organizational documents on the amount of indebtedness that we may incur. However, we have entered into certain financial agreements which contain financial and operating covenants that limit our ability under certain circumstances to incur additional secured and unsecured indebtedness. The Board of Directors of Mack-Cali Realty Corporation could alter or eliminate its current policy on borrowing at any time at its discretion. If this policy were changed, we could become more highly leveraged, resulting in an increase in debt service that could adversely affect our cash flow and our ability to make distributions or payments to our investors and/or could cause an increased risk of default on our obligations.

        We are dependent on external sources of capital for future growth:    To qualify as a real estate investment trust, Mack-Cali Realty Corporation must distribute to its shareholders each year at least 90 percent of our net taxable income, excluding any net capital gain. Because of this distribution requirement, it is not likely that we will be able to fund all future capital needs, including for acquisitions and developments, from income from operations. Therefore, we will have to rely on third-party sources of capital, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market's perception of our growth potential and our current and potential future earnings. Moreover, additional equity offerings may result in substantial dilution of our shareholders' interests, and additional debt financing may substantially increase our leverage.

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

        We are dependent upon the executive officers of Mack-Cali Realty Corporation for strategic business direction and real estate experience. While we believe that we could find replacements for these key personnel, loss of their services could adversely affect our operations. Mack-Cali Realty Corporation has entered into an employment agreement (including non-competition provisions) which provides for a continuous four-year employment term with each of Mitchell E. Hersh, Timothy M. Jones, Barry Lefkowitz and Roger W. Thomas, and a continuous one-year employment term with Michael A. Grossman. Mack-Cali Realty Corporation does not have key man life insurance for its executive officers.

        Certain provisions of Maryland law and the charter, bylaws and stockholder rights plan of Mack-Cali Realty Corporation could hinder, delay or prevent changes in control.

        Certain provisions of Maryland law, the charter, bylaws and stockholder rights plan of Mack-Cali Realty Corporation have the effect of discouraging, delaying or preventing transactions that involve an actual or threatened change in control. These provisions include the following:

        Classified Board of Directors:    The Board of Directors of Mack-Cali Realty Corporation is divided into three classes with staggered terms of office of three years each. The classification and staggered terms of office of the directors make it more difficult for a third party to gain control of the board of directors. At least two annual meetings of Mack-Cali Realty Corporation stockholders, instead of one, generally would be required to affect a change in a majority of the board of directors.

        Removal of Directors:    Under Mack-Cali Realty Corporation's charter, subject to the rights of one or more classes or series of preferred stock to elect one or more directors, a director may be removed only for cause and only by the affirmative vote of at least two-thirds of all votes entitled to be cast by Mack-Cali Realty Corporation's stockholders generally in the election of directors.

        Number of Directors, Board Vacancies, Term of Office:    Mack-Cali Realty Corporation has, in its bylaws, elected to be subject to certain provisions of Maryland law which vest in the Board of Directors the exclusive right to determine the number of directors and the exclusive right, by the affirmative vote of a majority of the remaining directors, even if the remaining directors do not constitute a quorum, to fill vacancies on the board. These provisions of Maryland law, which are applicable even if other provisions of Maryland law or the charter or bylaws provide to the contrary, also provide that any director elected to fill a vacancy shall hold office for the remainder of the full term of the class of directors in which the vacancy occurred, rather than the next annual meeting of stockholders as would otherwise be the case, and until his or her successor is elected and qualifies.

        Stockholder Requested Special Meetings:    Mack-Cali Realty Corporation's bylaws provide that its stockholders have the right to call a special meeting only upon the written request of the stockholders entitled to cast not less than a majority of all the votes entitled to be cast by the stockholders at such meeting.

        Advance Notice Provisions for Stockholder Nominations and Proposals:    Mack-Cali Realty Corporation's bylaws require advance written notice for stockholders to nominate persons for election as directors at, or to bring other business before, any meeting of stockholders. This bylaw provision limits the ability of stockholders to make nominations of persons for election as directors or to introduce other proposals unless Mack-Cali Realty Corporation is notified in a timely manner prior to the meeting.

        Exclusive Authority of the Board to Amend the Bylaws:    Mack-Cali Realty Corporation's bylaws provide that its Board of Directors has the exclusive power to adopt, alter or repeal any provision of the bylaws or to make new bylaws. Thus, Mack-Cali Realty Corporation's stockholders may not effect any changes to its bylaws.

        Preferred Stock:    Under Mack-Cali Realty Corporation's charter, the Board of Directors has authority to issue preferred stock from time to time in one or more series and to establish the terms, preferences and rights of any such series of preferred stock, all without approval of Mack-Cali Realty Corporation's stockholders.

        Duties of Directors with Respect to Unsolicited Takeovers:    Maryland law provides protection for Maryland corporations against unsolicited takeovers by limiting, among other things, the duties of the directors in unsolicited takeover situations. The duties of directors of Maryland corporations do not require them to (a) accept, recommend or respond to any proposal by a person seeking to acquire control of the corporation, (b) authorize the corporation to redeem any rights under, or modify or render inapplicable, any stockholders rights plan, (c) make a determination under the Maryland Business Combination Act or the Maryland Control Share Acquisition Act, or (d) act or fail to act solely because of the effect of the act or failure to act may have on an acquisition or potential acquisition of control of the corporation or the amount or type of consideration that may be offered or paid to the stockholders in an acquisition. Moreover, under Maryland laws the act of directors of a Maryland corporation relating to or affecting an acquisition or potential acquisition of control is not subject to any higher duty or greater scrutiny than is applied to any other act of a director. Maryland law also contains a statutory presumption that an act of a director of a Maryland corporation satisfies the applicable standards of conduct for directors under Maryland law.

        Ownership Limit:    In order to preserve Mack-Cali Realty Corporation's status as a real estate investment trust under the Code, Mack-Cali Realty Corporation's charter generally prohibits any single stockholder, or any group of affiliated stockholders, from beneficially owning more than 9.8 percent of its outstanding capital stock unless the Board of Directors waives or modifies this ownership limit.

        Maryland Business Combination Act:    The Maryland Business Combination Act provides that unless exempted, a Maryland corporation may not engage in business combinations, including mergers, dispositions of 10 percent or more of its assets, certain issuances of shares of stock and other specified transactions, with an "interested stockholder" or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder became an interested stockholder, and thereafter unless specified criteria are met. An interested stockholder is generally a person owning or controlling, directly or indirectly, 10 percent or more of the voting power of the outstanding stock of the Maryland corporation. The Board of Directors has exempted from this statute business combinations with certain affiliated individuals and entities. However, unless the Board of Directors adopts other exemptions, the provisions of the Maryland Business Combination Act will be applicable to business combinations with other persons.

        Maryland Control Share Acquisition Act:    Maryland law provides that "control shares" of a corporation acquired in a "control share acquisition" shall have no voting rights except to the extent approved by a vote of two-thirds of the votes eligible to cast on the matter under the Maryland Control Share Acquisition Act. "Control Shares" means shares of stock that, if aggregated with all other shares of stock previously acquired by the acquirer, would entitle the acquirer to exercise voting power in electing directors within one of the following ranges of the voting power: one-tenth or more but less than one-third, one-third or more but less than a majority or a majority or more of all voting power. A "control share acquisition" means the acquisition of control shares, subject to certain exceptions.

        If voting rights of control shares acquired in a control share acquisition are not approved at a stockholder's meeting, then subject to certain conditions and limitations, the issuer may redeem any or all of the control shares for fair value. If voting rights of such control shares are approved at a stockholder's meeting and the acquirer becomes entitled to vote a majority of the shares of stock entitled to vote, all other stockholders may exercise appraisal rights. The Mack-Cali Realty Corporation's bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any acquisitions of shares by certain affiliated individuals and entities, any directors, officers or employees of Mack-Cali Realty Corporation and any person approved by the Board of Directors prior to the acquisition by such person of control shares. Any control shares acquired in a control share acquisition which are not exempt under the foregoing provisions of Mack-Cali Realty Corporation's bylaws will be subject to the Maryland Control Share Acquisition Act.

        Stockholder Rights Plan:    Mack-Cali Realty Corporation adopted a stockholder rights plan that may discourage any potential acquirer from acquiring more than 15 percent of Mack-Cali Realty Corporation's outstanding common stock since, upon this type of acquisition without approval of the Board of Directors, all other common stockholders will have the right to purchase a specified amount of common stock at a substantial discount from market price.

        Consequences of failure of Mack-Cali Realty Corporation to qualify as a real estate investment trust could adversely affect our financial condition.    Failure to maintain ownership limits could cause Mack-Cali Realty Corporation to lose its qualification as a real estate investment trust:    In order for Mack-Cali Realty Corporation to maintain its qualification as a real estate investment trust, not more than 50 percent in value of its outstanding stock may be actually and/or constructively owned by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities). Mack-Cali Realty Corporation has limited the ownership of its outstanding shares of common stock by any single stockholder to 9.8 percent of the outstanding shares of its common stock. The Board of Directors of Mack-Cali Realty Corporation could waive this restriction if they were satisfied, based upon the advice of tax counsel or otherwise, that such action would be in the best interests of Mack-Cali Realty Corporation and would not affect its qualifications as a real estate investment trust. Common stock of Mack-Cali Realty Corporation acquired or transferred in breach of the limitation may be redeemed by Mack-Cali Realty Corporation for the lesser of the price paid and the average closing price for the 10 trading days immediately preceding redemption or sold at the direction of us. Mack-Cali Realty Corporation may elect to redeem such shares of common stock for limited partnership units, which are nontransferable except in very limited circumstances. Any transfer of shares of common stock which, as a result of such transfer, causes Mack-Cali Realty Corporation to be in violation of any ownership limit will be deemed void. Although Mack-Cali Realty Corporation currently intends to continue to operate in a manner which will enable it to continue to qualify as a real estate investment trust, it is possible that future economic, market, legal, tax or other considerations may cause Mack-Cali Realty Corporation's Board of Directors to revoke the election for it to qualify as a real estate investment trust. Under Mack-Cali Realty Corporation's organizational documents, its Board of Directors can make such revocation without the consent of Mack-Cali Realty Corporation's stockholders.

        In addition, the consent of the holders of at least 85 percent of our partnership units is required: (i) to merge (or permit the merger of) us with another unrelated person, pursuant to a transaction in which we are not the surviving entity; (ii) to dissolve, liquidate or wind up; or (iii) to convey or otherwise transfer all or substantially all of our assets. Mack-Cali Realty Corporation, as general partner, owns approximately 80.9 percent of our outstanding partnership units (assuming conversion of all preferred limited partnership units).

        Tax liabilities as a consequence of failure of Mack-Cali Realty Corporation to qualify as a real estate investment trust: Mack-Cali Realty Corporation has elected to be treated and has operated so as to qualify as a real estate investment trust for federal income tax purposes since its taxable year ended December 31, 1994. Although Mack-Cali Realty Corporation believes it will continue to operate in such manner, it cannot guarantee that it will do so. Qualification as a real estate investment trust involves the satisfaction of various requirements (some on an annual and some on a quarterly basis) established under highly technical and complex tax provisions of the Internal Revenue Code. Because few judicial or administrative interpretations of such provisions exist and qualification determinations are fact sensitive, Mack-Cali Realty Corporation cannot assure you that it will qualify as a real estate investment trust for any taxable year.

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

        Other tax liabilities:    Even if Mack-Cali Realty Corporation qualifies as a real estate investment trust, it is subject to certain federal, state and local taxes on its income and property and, in some circumstances, certain other state and local taxes. In addition, its taxable REIT subsidiaries will be subject to federal, state and local income tax for income received in connection with certain non-customary services performed for tenants and/or third parties.

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

AVAILABLE INFORMATION

        The Corporation's internet website is www.mack-cali.com. The Operating Partnership makes available free of charge on or through the Corporation's website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after it electronically files or furnishes such materials to the Securities and Exchange Commission. In addition, the Corporation's internet website includes other items related to the Corporation's corporate governance matters, including, among other things, the Corporation's corporate governance guidelines, charters of various committees of the Board of Directors of the Corporation, and the Corporation's code of business conduct and ethics applicable to all employees, officers and directors of the Corporation. Copies of these documents may be obtained, free of charge, from the Corporation's internet website. Any shareholder also may obtain copies of these documents, free of charge, by sending a request in writing to: Mack-Cali Investor Relations Department, 11 Commerce Drive, Cranford, NJ 07016-3501.

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

ITEM 2. PROPERTIES

PROPERTY LIST

As of December 31, 2003, the Operating Partnership's Consolidated Properties consisted of 252 in-service office, office/flex and industrial/warehouse properties, as well as two stand-alone retail properties and two land leases. The Consolidated Properties are located primarily in the Northeast. The Consolidated Properties are easily accessible from major thoroughfares and are in close proximity to numerous amenities. The Consolidated Properties contain a total of approximately 27.0 million square feet, with the individual properties ranging from 6,216 to 977,225 square feet. The Consolidated Properties, managed by on-site employees, generally have attractively landscaped sites, atriums and covered parking in addition to quality design and construction. The Operating Partnership's tenants include many service sector employers, including a large number of professional firms and national and international businesses. The Operating Partnership believes that all of its properties are well-maintained and do not require significant capital improvements.

Property Listing

Office Properties

Property Location	Year Built	Net Rentable Area (Sq. Ft.)	Percentage Leased as of 12/31/03 (%) (a)	2003 Base Rent ($000's) (b) (c)	2003 Effective Rent ($000's) (c) (d)	Percentage of Total 2003 Base Rent (%)	2003 Average Base Rent Per Sq. Ft. ($) (c) (e)	2003 Average Effective Rent Per Sq. Ft. ($) (c) (f)
ATLANTIC COUNTY, NEW JERSEY
Egg Harbor
100 Decadon Drive	1987	40,422	100.0	951	857	0.19	23.53	21.20
200 Decadon Drive	1991	39,922	100.0	923	917	0.18	23.12	22.97
BERGEN COUNTY, NEW JERSEY
Fair Lawn
17-17 Route 208 North	1987	143,000	100.0	3,378	2,854	0.67	23.62	19.96
Fort Lee
One Bridge Plaza	1981	200,000	93.7	4,599	4,269	0.91	24.54	22.78
2115 Linwood Avenue	1981	68,000	71.2	1,460	1,095	0.29	30.16	22.62
Little Ferry
200 Riser Road	1974	286,628	100.0	2,255	2,183	0.45	7.87	7.62
Montvale
95 Chestnut Ridge Road	1975	47,700	100.0	563	499	0.11	11.80	10.46
135 Chestnut Ridge Road	1981	66,150	100.0	1,561	1,262	0.31	23.60	19.08
Paramus
15 East Midland Avenue	1988	259,823	100.0	6,715	6,715	1.33	25.84	25.84
461 From Road	1988	253,554	99.8	6,090	6,072	1.20	24.07	24.00
650 From Road	1978	348,510	98.3	7,782	7,102	1.54	22.72	20.73
140 Ridgewood Avenue	1981	239,680	93.0	4,843	4,503	0.96	21.73	20.20
61 South Paramus Avenue	1985	269,191	99.7	6,727	6,062	1.33	25.06	22.59
Rochelle Park
120 Passaic Street	1972	52,000	99.6	1,397	1,317	0.28	26.97	25.43
365 West Passaic Street	1976	212,578	90.8	4,103	3,656	0.81	21.26	18.94
Upper Saddle River
1 Lake Street	1973/94	474,801	100.0	7,465	7,465	1.48	15.72	15.72
10 Mountainview Road	1986	192,000	97.9	3,880	3,794	0.77	20.64	20.18
Woodcliff Lake
400 Chestnut Ridge Road	1982	89,200	100.0	2,094	2,036	0.41	23.48	22.83
470 Chestnut Ridge Road	1987	52,500	100.0	1,192	1,192	0.24	22.70	22.70
530 Chestnut Ridge Road	1986	57,204	100.0	1,166	1,166	0.23	20.38	20.38
50 Tice Boulevard	1984	235,000	100.0	5,883	5,183	1.16	25.03	22.06
300 Tice Boulevard	1991	230,000	100.0	6,038	5,423	1.19	26.25	23.58
BURLINGTON COUNTY, NEW JERSEY
Moorestown
224 Strawbridge Drive	1984	74,000	100.0	1,446	1,088	0.29	19.54	14.70
228 Strawbridge Drive	1984	74,000	100.0	1,271	1,047	0.25	17.18	14.15

Property Listing

Office Properties

Property Location	Year Built	Net Rentable Area (Sq. Ft.)	Percentage Leased as of 12/31/03 (%) (a)	2003 Base Rent ($000's) (b) (c)	2003 Effective Rent ($000's) (c) (d)	Percentage of Total 2003 Base Rent (%)	2003 Average Base Rent Per Sq. Ft. ($) (c) (e)	2003 Average Effective Rent Per Sq. Ft. ($) (c) (f)
ESSEX COUNTY, NEW JERSEY
Millburn
150 J.F. Kennedy Parkway	1980	247,476	98.7	6,492	6,003	1.28	26.58	24.58
Roseland
101 Eisenhower Parkway	1980	237,000	92.4	4,948	4,568	0.98	22.59	20.86
103 Eisenhower Parkway	1985	151,545	89.5	3,370	3,032	0.67	24.85	22.35
105 Eisenhower Parkway	2001	220,000	62.1	1,580	937	0.31	11.56	6.86
HUDSON COUNTY, NEW JERSEY
Jersey City
Harborside Financial Center Plaza 1	1983	400,000	99.0	4,684	4,423	0.93	11.83	11.17
Harborside Financial Center Plaza 2	1990	761,200	100.0	19,194	18,085	3.78	25.22	23.76
Harborside Financial Center Plaza 3	1990	725,600	100.0	18,294	17,236	3.61	25.21	23.75
Harborside Financial Center Plaza 4-A	2000	207,670	96.3	6,975	6,202	1.38	34.88	31.01
Harborside Financial Center Plaza 5	2002	977,225	60.1	20,922	18,275	4.13	35.62	31.12
MERCER COUNTY, NEW JERSEY
Hamilton Township
600 Horizon Drive	2002	95,000	100.0	1,373	1,373	0.27	14.45	14.45
Princeton
103 Carnegie Center	1984	96,000	84.8	2,023	1,894	0.40	24.85	23.27
100 Overlook Center	1988	149,600	94.7	4,125	3,718	0.82	29.12	26.24
5 Vaughn Drive	1987	98,500	98.1	2,039	1,883	0.40	21.10	19.49
MIDDLESEX COUNTY, NEW JERSEY
East Brunswick
377 Summerhill Road	1977	40,000	100.0	373	368	0.07	9.33	9.20
Plainsboro
500 College Road East	1984	158,235	100.0	3,696	3,682	0.73	23.36	23.27
South Brunswick
3 Independence Way	1983	111,300	16.7	665	558	0.13	35.78	30.02
Woodbridge
581 Main Street	1991	200,000	100.0	4,899	4,729	0.97	24.50	23.65
MONMOUTH COUNTY, NEW JERSEY
Neptune
3600 Route 66	1989	180,000	100.0	2,409	2,409	0.48	13.38	13.38
Wall Township
1305 Campus Parkway	1988	23,350	92.4	398	366	0.08	18.45	16.96
1350 Campus Parkway	1990	79,747	99.9	1,579	1,483	0.31	19.82	18.61
MORRIS COUNTY, NEW JERSEY
Florham Park
325 Columbia Turnpike	1987	168,144	99.0	4,478	4,058	0.89	26.90	24.38
Morris Plains
250 Johnson Road	1977	75,000	100.0	1,594	1,433	0.32	21.25	19.11
201 Littleton Road	1979	88,369	86.3	1,634	1,497	0.32	21.43	19.63
Morris Township
340 Mt. Kemble Avenue	1985	387,000	100.0	5,530	5,530	1.09	14.29	14.29
Parsippany
4 Campus Drive	1983	147,475	94.8	3,518	3,478	0.70	25.16	24.88
6 Campus Drive	1983	148,291	46.2	1,327	1,259	0.26	19.37	18.38
7 Campus Drive	1982	154,395	100.0	2,037	1,924	0.40	13.19	12.46
8 Campus Drive	1987	215,265	100.0	5,309	5,003	1.05	24.66	23.24
9 Campus Drive	1983	156,495	81.0	4,363	4,239	0.86	34.42	33.44
2 Dryden Way	1990	6,216	100.0	92	92	0.02	14.80	14.80
4 Gatehall Drive	1988	248,480	81.7	5,663	5,427	1.12	27.90	26.73
2 Hilton Court	1991	181,592	86.6	4,294	4,055	0.85	27.31	25.79
1633 Littleton Road	1978	57,722	100.0	1,131	1,131	0.22	19.59	19.59
600 Parsippany Road	1978	96,000	44.8	1,020	883	0.20	23.72	20.53
1 Sylvan Way	1989	150,557	100.0	3,438	3,036	0.68	22.84	20.17
5 Sylvan Way	1989	151,383	100.0	3,962	3,703	0.78	26.17	24.46
7 Sylvan Way	1987	145,983	100.0	2,927	2,766	0.58	20.05	18.95

Property Listing

Office Properties

Property Location	Year Built	Net Rentable Area (Sq. Ft.)	Percentage Leased as of 12/31/03 (%) (a)	2003 Base Rent ($000's) (b) (c)	2003 Effective Rent ($000's) (c) (d)	Percentage of Total 2003 Base Rent (%)	2003 Average Base Rent Per Sq. Ft. ($) (c) (e)	2003 Average Effective Rent Per Sq. Ft. ($) (c) (f)
PASSAIC COUNTY, NEW JERSEY
Clifton
777 Passaic Avenue	1983	75,000	96.1	1,499	1,276	0.30	20.80	17.70
Totowa
999 Riverview Drive	1988	56,066	94.8	849	781	0.17	15.97	14.69
Wayne
201 Willowbrook Boulevard	1970	178,329	56.2	1,625	1,395	0.32	16.21	13.92
SOMERSET COUNTY, NEW JERSEY
Basking Ridge
222 Mt. Airy Road	1986	49,000	100.0	741	689	0.15	15.12	14.06
233 Mt. Airy Road	1987	66,000	100.0	1,315	1,103	0.26	19.92	16.71
Bernards
106 Allen Road	2000	132,010	73.1	2,206	1,776	0.44	22.86	18.40
Bridgewater
721 Route 202/206	1989	192,741	100.0	4,767	4,520	0.94	24.73	23.45
UNION COUNTY, NEW JERSEY
Clark
100 Walnut Avenue	1985	182,555	86.8	4,822	4,248	0.95	30.43	26.81
Cranford
6 Commerce Drive	1973	56,000	100.0	1,197	1,048	0.24	21.38	18.71
11 Commerce Drive (c)	1981	90,000	100.0	1,223	1,056	0.24	13.59	11.73
12 Commerce Drive	1967	72,260	88.7	873	704	0.17	13.62	10.98
14 Commerce Drive(g)	1971	67,189	98.0	379	379	0.07	21.01	21.01
20 Commerce Drive	1990	176,600	93.8	4,380	3,873	0.87	26.44	23.38
25 Commerce Drive	1971	67,749	100.0	1,352	1,315	0.27	19.96	19.41
65 Jackson Drive	1984	82,778	88.7	1,737	1,549	0.34	23.66	21.10
New Providence
890 Mountain Avenue	1977	80,000	89.6	1,886	1,807	0.37	26.31	25.21

Total New Jersey Office		13,367,955	91.3	276,988	256,014	54.75	22.76	21.05

DUTCHESS COUNTY, NEW YORK
Fishkill
300 Westage Business Center Drive	1987	118,727	88.7	2,283	2,082	0.45	21.68	19.77
NASSAU COUNTY, NEW YORK
North Hempstead
600 Community Drive	1983	237,274	100.0	5,476	5,476	1.08	23.08	23.08
111 East Shore Road	1980	55,575	100.0	1,518	1,504	0.30	27.31	27.06
ROCKLAND COUNTY, NEW YORK
Suffern
400 Rella Boulevard	1988	180,000	95.9	4,130	3,690	0.82	23.93	21.38
WESTCHESTER COUNTY, NEW YORK
Elmsford
100 Clearbrook Road(c)	1975	60,000	100.0	1,067	953	0.21	17.78	15.88
101 Executive Boulevard	1971	50,000	78.5	819	764	0.16	20.87	19.46
555 Taxter Road	1986	170,554	63.6	3,439	3,375	0.68	31.70	31.11
565 Taxter Road	1988	170,554	85.6	3,589	3,455	0.71	24.58	23.67
570 Taxter Road	1972	75,000	91.5	1,645	1,474	0.33	23.97	21.48
Hawthorne
1 Skyline Drive	1980	20,400	99.0	392	368	0.08	19.41	18.22
2 Skyline Drive	1987	30,000	85.6	469	424	0.09	18.26	16.51
3 Skyline Drive	1981	75,668	100.0	1,688	1,688	0.33	22.31	22.31
7 Skyline Drive	1987	109,000	96.6	1,926	1,855	0.38	18.29	17.62
17 Skyline Drive	1989	85,000	100.0	1,360	1,335	0.27	16.00	15.71
19 Skyline Drive	1982	248,400	100.0	4,484	4,187	0.89	18.05	16.86
Tarrytown
200 White Plains Road	1982	89,000	91.6	1,896	1,695	0.37	23.26	20.79
220 White Plains Road	1984	89,000	100.0	2,020	1,651	0.40	22.70	18.55

Property Listing

Office Properties

Property Location	Year Built	Net Rentable Area (Sq. Ft.)	Percentage Leased as of 12/31/03 (%) (a)	2003 Base Rent ($000's) (b) (c)	2003 Effective Rent ($000's) (c) (d)	Percentage of Total 2003 Base Rent (%)	2003 Average Base Rent Per Sq. Ft. ($) (c) (e)	2003 Average Effective Rent Per Sq. Ft. ($) (c) (f)
White Plains
1 Barker Avenue	1975	68,000	96.6	1,697	1,600	0.34	25.83	24.36
3 Barker Avenue	1983	65,300	93.3	1,614	1,412	0.32	26.49	23.18
50 Main Street	1985	309,000	96.8	8,509	7,890	1.67	28.45	26.38
11 Martine Avenue	1987	180,000	92.9	4,463	3,987	0.88	26.69	23.84
1 Water Street	1979	45,700	94.9	1,017	915	0.20	23.45	21.10
Yonkers
1 Executive Boulevard	1982	112,000	100.0	2,822	2,640	0.56	25.20	23.57
3 Executive Plaza	1987	58,000	100.0	1,328	1,195	0.26	22.90	20.60

Total New York Office		2,702,152	93.6	59,651	55,615	11.78	23.58	21.98

CHESTER COUNTY, PENNSYLVANIA
Berwyn
1000 Westlakes Drive	1989	60,696	87.3	1,467	1,419	0.29	27.69	26.78
1055 Westlakes Drive	1990	118,487	67.5	1,848	1,479	0.37	23.11	18.49
1205 Westlakes Drive	1988	130,265	92.8	3,126	2,974	0.62	25.86	24.60
1235 Westlakes Drive	1986	134,902	59.7	2,020	1,867	0.40	25.08	23.18
DELAWARE COUNTY, PENNSYLVANIA
Lester
100 Stevens Drive	1986	95,000	100.0	2,551	2,350	0.50	26.85	24.74
200 Stevens Drive	1987	208,000	100.0	5,613	5,263	1.11	26.99	25.30
300 Stevens Drive	1992	68,000	63.1	883	740	0.17	20.58	17.25
Media
1400 Providence Road—Center I	1986	100,000	94.0	2,224	2,011	0.44	23.66	21.39
1400 Providence Road—Center II	1990	160,000	89.0	3,240	2,924	0.64	22.75	20.53
MONTGOMERY COUNTY, PENNSYLVANIA
Blue Bell
4 Sentry Parkway(g)	1982	63,930	94.1	417	417	0.08	22.79	22.79
16 Sentry Parkway	1988	93,093	89.0	2,075	2,058	0.41	24.98	24.77
18 Sentry Parkway	1988	95,010	84.9	2,017	2,009	0.40	24.94	24.84
King of Prussia
2200 Renaissance Boulevard	1985	174,124	89.5	3,792	3,778	0.75	24.33	24.24
Lower Providence
1000 Madison Avenue	1990	100,700	31.1	895	780	0.18	28.58	24.91
Plymouth Meeting
1150 Plymouth Meeting Mall	1970	167,748	94.7	3,464	3,166	0.68	21.81	19.93
Five Sentry Parkway East	1984	91,600	100.0	1,917	1,860	0.38	20.93	20.31
Five Sentry Parkway West	1984	38,400	100.0	822	803	0.16	21.41	20.91

Total Pennsylvania Office		1,899,955	85.1	38,371	35,898	7.58	24.32	22.79

FAIRFIELD COUNTY, CONNECTICUT
Greenwich
500 West Putnam Avenue	1973	121,250	100.0	3,059	2,847	0.60	25.23	23.48
Norwalk
40 Richards Avenue	1985	145,487	77.6	3,153	2,855	0.62	27.93	25.29
Shelton
1000 Bridgeport Avenue	1986	133,000	74.3	1,810	1,609	0.36	18.32	16.28

Property Listing

Office Properties

Property Location	Year Built	Net Rentable Area (Sq. Ft.)	Percentage Leased as of 12/31/03 (%) (a)	2003 Base Rent ($000's) (b) (c)	2003 Effective Rent ($000's) (c) (d)	Percentage of Total 2003 Base Rent (%)	2003 Average Base Rent Per Sq. Ft. ($) (c) (e)	2003 Average Effective Rent Per Sq. Ft. ($) (c) (f)
Stamford
1266 East Main Street	1984	179,260	97.8	4,746	4,735	0.94	27.07	27.01

Total Connecticut Office		578,997	87.8	12,768	12,046	2.52	25.12	23.70

WASHINGTON, D.C.
1201 Connecticut Avenue, NW	1940	169,549	97.6	5,310	5,080	1.05	32.09	30.70
1400 L Street, NW	1987	159,000	100.0	6,197	5,936	1.22	38.97	37.33

Total District of Columbia Office		328,549	98.8	11,507	11,016	2.27	35.46	33.95

PRINCE GEORGE'S COUNTY, MARYLAND
Lanham
4200 Parliament Place	1989	122,000	98.2	2,811	2,648	0.56	23.46	22.10

Total Maryland Office		122,000	98.2	2,811	2,648	0.56	23.46	22.10

BEXAR COUNTY, TEXAS
San Antonio
84 N.E. Loop 410	1971	187,312	78.8	2,611	2,297	0.52	17.69	15.56
DALLAS COUNTY, TEXAS
Dallas
3030 LBJ Freeway(c)	1984	367,018	76.6	5,251	4,757	1.04	18.68	16.92
Richardson
1122 Alma Road	1977	82,576	100.0	607	599	0.12	7.35	7.25

Total Texas Office		636,906	80.3	8,469	7,653	1.68	16.56	14.97

ARAPAHOE COUNTY, COLORADO
Denver
400 South Colorado Boulevard	1983	125,415	77.6	1,801	1,667	0.36	18.51	17.13
Englewood
9359 East Nichols Avenue	1997	72,610	100.0	767	767	0.15	10.56	10.56
5350 South Roslyn Street	1982	63,754	91.0	933	777	0.18	16.08	13.39
BOULDER COUNTY, COLORADO
Broomfield
105 South Technology Court	1997	37,574	67.0	186	178	0.04	7.39	7.07
303 South Technology Court-A	1997	34,454	100.0	157	112	0.03	4.56	3.25
303 South Technology Court-B	1997	40,416	100.0	185	131	0.04	4.58	3.24
Louisville
248 Centennial Parkway	1996	39,266	100.0	349	293	0.07	8.89	7.46
1172 Century Drive	1996	49,566	68.3	440	369	0.09	13.00	10.90
285 Century Place	1997	69,145	100.0	1,102	1,098	0.22	15.94	15.88
DENVER COUNTY, COLORADO
Denver
3600 South Yosemite	1974	133,743	100.0	1,387	1,387	0.27	10.37	10.37
8181 East Tufts Avenue	2001	185,254	97.4	3,781	3,292	0.75	20.95	18.24
DOUGLAS COUNTY, COLORADO
Centennial
5975 South Quebec Street(c)	1996	102,877	83.1	993	678	0.20	11.62	7.93
Englewood
67 Inverness Drive East	1996	54,280	60.6	289	196	0.06	8.79	5.96
384 Inverness Parkway	1985	51,523	85.6	670	604	0.13	15.19	13.69
400 Inverness Parkway	1997	111,608	93.9	2,025	1,848	0.40	19.32	17.63
Parker
9777 Mount Pyramid Court	1995	120,281	44.4	594	582	0.12	11.12	10.90

Property Listing

Office Properties

Property Location	Year Built	Net Rentable Area (Sq. Ft.)	Percentage Leased as of 12/31/03 (%) (a)	2003 Base Rent ($000's) (b) (c)	2003 Effective Rent ($000's) (c) (d)	Percentage of Total 2003 Base Rent (%)	2003 Average Base Rent Per Sq. Ft. ($) (c) (e)	2003 Average Effective Rent Per Sq. Ft. ($) (c) (f)
EL PASO COUNTY, COLORADO
Colorado Springs
8415 Explorer	1998	47,368	94.1	587	585	0.12	13.17	13.12
1975 Research Parkway	1997	115,250	67.8	1,244	1,105	0.25	15.92	14.14
2375 Telstar Drive	1998	47,369	100.0	587	584	0.12	12.39	12.33
JEFFERSON COUNTY, COLORADO
Lakewood
141 Union Boulevard	1985	63,600	95.5	1,092	997	0.22	17.98	16.41

Total Colorado Office		1,565,353	85.4	19,169	17,250	3.82	14.33	12.90

SAN FRANCISCO COUNTY, CALIFORNIA
San Francisco
795 Folsom Street	1977	183,445	100.0	7,056	6,285	1.39	38.46	34.26
760 Market Street	1908	267,446	96.0	8,231	7,823	1.62	32.06	30.47

Total California Office		450,891	97.6	15,287	14,108	3.01	34.73	32.05

TOTAL OFFICE PROPERTIES		21,652,758	90.5	445,021	412,248	87.97	$22.81	$21.13

Property Listing
Office/Flex Properties

Property Location	Year Built	Net Rentable Area (Sq. Ft.)	Percentage Leased as of 12/31/03 (%)(a)	2003 Base Rent ($000's) (b)(c)	2003 Effective Rent ($000's) (c)(d)	Percentage of Total 2003 Base Rent (%)	2003 Average Base Rent Per Sq. Ft. ($)(c)(e)	2003 Average Effective Rent Per Sq. Ft. ($)(c)(f)
BURLINGTON COUNTY, NEW JERSEY
Burlington
3 Terri Lane	1991	64,500	85.3	367	316	0.07	6.67	5.74
5 Terri Lane	1992	74,555	100.0	506	318	0.10	6.79	4.27
Moorestown
2 Commerce Drive	1986	49,000	100.0	423	390	0.08	8.63	7.96
101 Commerce Drive	1988	64,700	100.0	168	148	0.03	2.60	2.29
102 Commerce Drive	1987	38,400	100.0	183	164	0.04	4.77	4.27
201 Commerce Drive	1986	38,400	100.0	139	122	0.03	3.62	3.18
202 Commerce Drive	1988	51,200	25.3	127	122	0.03	9.80	9.42
1 Executive Drive	1989	20,570	43.0	195	188	0.04	22.05	21.25
2 Executive Drive	1988	60,800	78.4	410	339	0.08	8.60	7.11
101 Executive Drive	1990	29,355	75.2	232	189	0.05	10.51	8.56
102 Executive Drive	1990	64,000	100.0	372	316	0.07	5.81	4.94
225 Executive Drive	1990	50,600	86.2	335	267	0.07	7.68	6.12
97 Foster Road	1982	43,200	100.0	201	159	0.04	4.65	3.68
1507 Lancer Drive	1995	32,700	100.0	155	142	0.03	4.74	4.34
1510 Lancer Drive	1998	88,000	100.0	370	370	0.07	4.20	4.20
1245 North Church Street	1998	52,810	100.0	385	384	0.08	7.29	7.27
1247 North Church Street	1998	52,790	100.0	449	445	0.09	8.51	8.43
1256 North Church Street	1984	63,495	100.0	371	305	0.07	5.84	4.80
840 North Lenola Road	1995	38,300	100.0	285	234	0.06	7.44	6.11
844 North Lenola Road	1995	28,670	100.0	94	87	0.02	3.28	3.03
915 North Lenola Road	1998	52,488	91.8	272	218	0.05	5.65	4.52
2 Twosome Drive	2000	48,600	100.0	391	391	0.08	8.05	8.05
30 Twosome Drive	1997	39,675	100.0	217	202	0.04	5.47	5.09
31 Twosome Drive	1998	84,200	100.0	438	438	0.09	5.20	5.20
40 Twosome Drive	1996	40,265	100.0	268	258	0.05	6.66	6.41
41 Twosome Drive	1998	43,050	77.7	292	279	0.06	8.73	8.34
50 Twosome Drive	1997	34,075	100.0	277	261	0.05	8.13	7.66
West Deptford
1451 Metropolitan Drive	1996	21,600	100.0	148	148	0.03	6.85	6.85
MERCER COUNTY, NEW JERSEY
Hamilton Township
100 Horizon Drive	1989	13,275	100.0	192	169	0.04	14.46	12.73
200 Horizon Drive	1991	45,770	100.0	530	490	0.10	11.58	10.71
300 Horizon Drive	1989	69,780	100.0	1,135	995	0.22	16.27	14.26
500 Horizon Drive	1990	41,205	100.0	594	554	0.12	14.42	13.44
MONMOUTH COUNTY, NEW JERSEY
Wall Township
1325 Campus Parkway	1988	35,000	100.0	466	309	0.09	13.31	8.83
1340 Campus Parkway	1992	72,502	100.0	853	747	0.17	11.77	10.30
1345 Campus Parkway	1995	76,300	100.0	823	698	0.16	10.79	9.15
1433 Highway 34	1985	69,020	75.7	517	418	0.10	9.90	8.00
1320 Wyckoff Avenue	1986	20,336	100.0	176	166	0.03	8.65	8.16
1324 Wyckoff Avenue	1987	21,168	100.0	223	192	0.04	10.53	9.07
PASSAIC COUNTY, NEW JERSEY
Totowa
1 Center Court	1999	38,961	100.0	494	359	0.10	12.68	9.21
2 Center Court	1998	30,600	85.3	337	236	0.07	12.91	9.04
11 Commerce Way	1989	47,025	100.0	549	469	0.11	11.67	9.97
20 Commerce Way	1992	42,540	100.0	441	425	0.09	10.37	9.99
29 Commerce Way	1990	48,930	79.6	755	661	0.15	19.38	16.97
40 Commerce Way	1987	50,576	100.0	692	648	0.14	13.68	12.81
45 Commerce Way	1992	51,207	100.0	514	475	0.10	10.04	9.28
60 Commerce Way	1988	50,333	93.1	592	536	0.12	12.63	11.44
80 Commerce Way	1996	22,500	100.0	321	284	0.06	14.27	12.62
100 Commerce Way	1996	24,600	100.0	350	311	0.07	14.23	12.64
120 Commerce Way	1994	9,024	100.0	109	104	0.02	12.08	11.52
140 Commerce Way	1994	26,881	99.5	323	312	0.06	12.08	11.67

Total New Jersey Office/Flex		2,277,531	94.0	19,056	16,758	3.76	8.90	7.82

Property Listing
Office/Flex Properties

Property Location	Year Built	Net Rentable Area (Sq. Ft.)	Percentage Leased as of 12/31/03 (%)(a)	2003 Base Rent ($000's) (b)(c)	2003 Effective Rent ($000's) (c)(d)	Percentage of Total 2003 Base Rent (%)	2003 Average Base Rent Per Sq. Ft. ($)(c)(e)	2003 Average Effective Rent Per Sq. Ft. ($)(c)(f)
WESTCHESTER COUNTY, NEW YORK
Elmsford
11 Clearbrook Road	1974	31,800	100.0	431	400	0.09	13.55	12.58
75 Clearbrook Road	1990	32,720	100.0	816	816	0.16	24.94	24.94
125 Clearbrook Road	2002	33,000	100.0	712	592	0.14	21.58	17.94
150 Clearbrook Road	1975	74,900	75.3	892	835	0.18	15.82	14.81
175 Clearbrook Road	1973	98,900	88.6	1,403	1,311	0.28	16.01	14.96
200 Clearbrook Road	1974	94,000	99.8	1,219	1,128	0.24	12.99	12.02
250 Clearbrook Road	1973	155,000	94.5	1,364	1,258	0.27	9.31	8.59
50 Executive Boulevard	1969	45,200	79.4	377	363	0.07	10.50	10.11
77 Executive Boulevard	1977	13,000	100.0	220	208	0.04	16.92	16.00
85 Executive Boulevard	1968	31,000	99.4	473	464	0.09	15.35	15.06
300 Executive Boulevard	1970	60,000	100.0	571	541	0.11	9.52	9.02
350 Executive Boulevard	1970	15,400	98.8	296	272	0.06	19.45	17.88
399 Executive Boulevard	1962	80,000	100.0	1,024	999	0.20	12.80	12.49
400 Executive Boulevard	1970	42,200	100.0	653	597	0.13	15.47	14.15
500 Executive Boulevard	1970	41,600	100.0	686	627	0.14	16.49	15.07
525 Executive Boulevard	1972	61,700	83.6	844	802	0.17	16.36	15.55
1 Westchester Plaza	1967	25,000	100.0	316	296	0.06	12.64	11.84
2 Westchester Plaza	1968	25,000	100.0	489	482	0.10	19.56	19.28
3 Westchester Plaza	1969	93,500	94.6	1,371	1,291	0.27	15.50	14.60
4 Westchester Plaza	1969	44,700	99.8	663	644	0.13	14.86	14.44
5 Westchester Plaza	1969	20,000	77.0	262	224	0.05	17.01	14.55
6 Westchester Plaza	1968	20,000	100.0	330	306	0.07	16.50	15.30
7 Westchester Plaza	1972	46,200	100.0	705	698	0.14	15.26	15.11
8 Westchester Plaza	1971	67,200	96.7	872	769	0.17	13.42	11.83
Hawthorne
200 Saw Mill River Road	1965	51,100	97.8	706	668	0.14	14.13	13.37
4 Skyline Drive	1987	80,600	100.0	1,370	1,316	0.27	17.00	16.33
5 Skyline Drive	1980	124,022	100.0	1,619	1,618	0.31	13.05	13.05
6 Skyline Drive	1980	44,155	100.0	718	718	0.14	16.26	16.26
8 Skyline Drive	1985	50,000	98.7	898	634	0.18	18.20	12.85
10 Skyline Drive	1985	20,000	62.3	211	188	0.04	16.93	15.09
11 Skyline Drive	1989	45,000	100.0	794	733	0.16	17.64	16.29
12 Skyline Drive	1999	46,850	100.0	797	565	0.16	17.01	12.06
15 Skyline Drive	1989	55,000	100.0	1,187	976	0.23	21.58	17.75
Yonkers
100 Corporate Boulevard	1987	78,000	98.2	1,433	1,338	0.28	18.71	17.47
200 Corporate Boulevard South	1990	84,000	99.8	1,392	1,348	0.28	16.60	16.08
4 Executive Plaza	1986	80,000	99.0	1,227	1,068	0.24	15.49	13.48
6 Executive Plaza	1987	80,000	100.0	1,335	1,289	0.26	16.69	16.11
1 Odell Plaza	1980	106,000	99.9	1,438	1,349	0.28	13.58	12.74
3 Odell Plaza (g)	1984	71,065	100.0	200	200	0.04	7.61	7.61
5 Odell Plaza	1983	38,400	99.6	632	592	0.12	16.52	15.48
7 Odell Plaza	1984	42,600	76.0	592	585	0.12	18.29	18.07

Total New York Office/Flex		2,348,812	96.1	33,538	31,108	6.61	15.01	13.94

FAIRFIELD COUNTY, CONNECTICUT
Stamford
419 West Avenue	1986	88,000	100.0	1,154	1,063	0.23	13.11	12.08
500 West Avenue	1988	25,000	100.0	447	390	0.09	17.88	15.60
550 West Avenue	1990	54,000	100.0	884	879	0.17	16.37	16.28
600 West Avenue	1999	66,000	100.0	755	712	0.15	11.44	10.79
650 West Avenue	1998	40,000	100.0	555	424	0.11	13.88	10.60

Total Connecticut Office/Flex		273,000	100.0	3,795	3,468	0.75	13.90	12.70

TOTAL OFFICE/FLEX PROPERTIES		4,899,343	95.3	56,389	51,334	11.12	12.14	11.06

Property Listing

Industrial/Warehouse, Retail and Land Lease Properties

Property Location	Year Built	Net Rentable Area (Sq. Ft.)	Percentage Leased as of 12/31/03 (%) (a)	2003 Base Rent ($000's) (b) (c)	2003 Effective Rent ($000's) (c) (d)	Percentage of Total 2003 Base Rent (%)	2003 Average Base Rent Per Sq. Ft. ($) (c) (e)	2003 Average Effective Rent Per Sq. Ft. ($) (c) (f)
WESTCHESTER COUNTY, NEW YORK
Elmsford
1 Warehouse Lane	1957	6,600	100.0	72	72	0.01	10.91	10.91
2 Warehouse Lane	1957	10,900	96.3	140	118	0.03	13.34	11.24
3 Warehouse Lane	1957	77,200	100.0	301	284	0.06	3.90	3.68
4 Warehouse Lane	1957	195,500	100.0	1,962	1,881	0.39	10.04	9.62
5 Warehouse Lane	1957	75,100	97.1	910	858	0.18	12.48	11.77
6 Warehouse Lane	1982	22,100	100.0	513	511	0.10	23.21	23.12

Total Industrial/Warehouse Properties		387,400	99.3	3,898	3,724	0.77	10.13	9.68

WESTCHESTER COUNTY, NEW YORK
Tarrytown
230 White Plains Road	1984	9,300	100.0	195	195	0.04	20.97	20.97
Yonkers
2 Executive Plaza	1986	8,000	100.0	232	232	0.05	29.00	29.00

Total Retail Properties		17,300	100.0	427	427	0.09	24.68	24.68

WESTCHESTER COUNTY, NEW YORK
Elmsford
700 Executive Boulevard	—	—	100.0	114	114	0.02	—	—
Yonkers
1 Enterprise Boulevard	—	—	100.0	136	136	0.03	—	—

Total Land Leases		—	100.0	250	250	0.05	—	—

TOTAL PROPERTIES		26,956,801	91.5	505,985	467,983	100.00	20.60	19.03

(a)
Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases expiring December 31, 2003 aggregating 143,059 square feet (representing 0.5 percent of the Operating Partnership's total net rentable square footage) for which no new leases were signed.

(b)
Total base rent for 2003, determined in accordance with generally accepted accounting principles ("GAAP"). Substantially all of the leases provide for annual base rents plus recoveries and escalation charges based upon the tenant's proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass through of charges for electrical usage.

(c)
Excludes space leased by the Operating Partnership.

(d)
Total base rent for 2003 minus total 2003 amortization of tenant improvements, leasing commissions and other concessions and costs, determined in accordance with GAAP.

(e)
Base rent for 2003 divided by net rentable square feet leased at December 31, 2003. For those properties acquired during 2003, amounts are annualized, as per Note g.

(f)
Effective rent for 2003 divided by net rentable square feet leased at December 31, 2003. For those properties acquired during 2003, amounts are annualized, as described in Note g.

(g)
As this property was acquired by the Operating Partnership during 2003, the amounts represented in 2003 base rent and 2003 effective rent reflect only that portion of the year during which the Operating Partnership owned the property. Accordingly, these amounts may not be indicative of the property's full year results. For comparison purposes, the amounts represented in 2003 average base rent per sq. ft. and 2003 average effective rent per sq. ft. for this property have been calculated by taking 2003 base rent and 2003 effective rent for such property and annualizing these partial-year results, dividing such annualized amounts by the net rentable square feet leased at December 31, 2003. These annualized per square foot amounts may not be indicative of the property's results had the Operating Partnership owned the property for the entirety of 2003.

PERCENTAGE LEASED

        The following table sets forth the year-end percentages of square feet leased in the Operating Partnership's stabilized operating Consolidated Properties for the last five years:

Year Ended December 31,	Percentage of Square Feet Leased (%) (a)
2003	91.5
2002	92.3
2001	94.6
2000	96.8
1999	96.5

(a)
Percentage of square-feet leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.

Significant Tenants

        The following table sets forth a schedule of the Operating Partnership's 50 largest tenants for the Consolidated Properties as of December 31, 2003 based upon annualized base rental revenue:

	Number of Properties	Annualized Base Rental Revenue ($) (a)	Percentage of Operating Partnership Annualized Base Rental Revenue (%)	Square Feet Leased	Percentage Total Operating Partnership Leased Sq. Ft. (%)	Year of Lease Expiration
AT&T Wireless Services	2	9,856,447	1.9	395,955	1.5	2007	(b)
Credit Suisse First Boston	1	8,382,273	1.6	271,953	1.1	2012	(c)
Keystone Mercy Health Plan	2	7,578,725	1.5	303,149	1.2	2015
AT&T Corporation	3	7,396,771	1.4	455,064	1.9	2009	(d)
Prentice-Hall Inc.	1	6,744,495	1.4	474,801	2.0	2014
IBM Corporation	3	6,270,924	1.3	353,617	1.5	2007	(e)
Toys 'R' Us—NJ, Inc.	1	6,072,651	1.2	242,518	1.0	2012
Nabisco Inc.	3	6,066,357	1.2	340,746	1.4	2006	(f)
American Institute of Certified Public Accountants	1	5,817,181	1.2	249,768	1.0	2012
Forest Laboratories Inc.	2	5,733,035	1.2	166,405	0.7	2017	(g)
Allstate Insurance Company	9	5,490,741	1.1	238,435	1.0	2009	(h)
Waterhouse Securities, Inc.	1	5,443,760	1.1	184,222	0.8	2015
Bankers Trust Harborside	1	4,950,000	1.0	385,000	1.6	2004
Garban LLC	1	4,862,772	1.0	135,077	0.6	2017
Dean Witter Trust Company	1	4,856,901	1.0	221,019	0.9	2008
CMP Media Inc.	1	4,817,298	1.0	237,274	1.0	2014
KPMG, LLP	3	4,714,583	0.9	181,025	0.7	2012	(i)
Winston & Strawn	1	4,513,175	0.9	108,100	0.4	2005
National Financial Services	1	4,346,765	0.9	112,964	0.5	2012
Morgan Stanley Dean Witter, Inc.	5	4,329,709	0.9	163,253	0.7	2010	(j)
Citigroup Global Marketing	6	4,153,737	0.8	160,929	0.7	2014	(k)
Move.Com Operations Inc.	1	4,081,431	0.8	94,917	0.4	2006
Cendant Operations Inc.	1	3,773,775	0.8	150,951	0.6	2008
Bank of Tokyo-Mitsubishi Ltd	1	3,378,923	0.7	137,076	0.6	2009
URS Greiner Woodward-Clyde	1	3,252,691	0.7	120,550	0.5	2011
Montefiore Medical Center	4	3,129,071	0.6	144,457	0.6	2019	(l)
Dow Jones & Company Inc.	2	2,970,142	0.6	98,007	0.4	2012	(m)
SSB Realty, LLC	1	2,810,985	0.6	114,519	0.5	2009
SunAmerica Asset Management	1	2,680,409	0.5	69,621	0.3	2018
United States Life Insurance Co.	1	2,520,000	0.5	180,000	0.7	2013
Regus Business Centre Corp.	3	2,345,074	0.5	107,608	0.4	2011
Computer Sciences Corporation	3	2,315,851	0.5	131,850	0.5	2006	(n)
Deloitte & Touche USA LLP	1	2,271,766	0.5	85,727	0.4	2004
Lonza Inc.	1	2,236,200	0.4	89,448	0.4	2007
Prudential Insurance Company	2	2,231,859	0.4	87,611	0.4	2013	(o)
Xerox Corporation	5	2,123,776	0.4	92,889	0.4	2010	(p)
Merck & Company Inc.	2	2,110,767	0.4	97,396	0.4	2006
Barr Laboratories Inc.	1	2,030,087	0.4	89,510	0.4	2015
Avaya Inc.	2	2,017,019	0.4	115,692	0.5	2011	(q)
GAB Robins North America Inc.	1	1,913,750	0.4	75,049	0.3	2008
Movado Group Inc.	1	1,902,415	0.4	80,417	0.3	2013
URS Corporation	3	1,850,434	0.4	92,518	0.4	2011	(r)
Bearingpoint Inc.	1	1,831,966	0.4	77,956	0.3	2011
Nextel of New York Inc.	2	1,829,524	0.4	85,174	0.4	2014	(s)
Cable & Wireless Internet Services, Inc.	1	1,799,572	0.4	71,474	0.3	2010
Chase Manhattan Mortgage Co	1	1,797,040	0.4	68,766	0.3	2006
Mellon HR Solutions LLC	1	1,783,374	0.4	69,946	0.3	2006
First Investors Management	1	1,730,914	0.3	75,578	0.3	2006
MCI Worldcom Communications	1	1,660,260	0.3	55,342	0.2	2007
Sankyo Pharma Inc.	1	1,651,136	0.2	51,598	0.1	2012

Total Operating Partnership		190,428,511	38.2	8,192,921	33.8

See footnotes on subsequent page.

Significant Tenants Footnotes

(a)	Annualized base rental revenue is based on actual December 2003 billings times 12. For leases whose rent commences after January 1, 2004, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(b)	12,150 square feet expire in 2004; 383,805 square feet expire in 2007.
(c)	190,000 square feet expire in 2011; 81,953 square feet expire in 2012.
(d)	63,278 square feet expire in 2004; 4,786 square feet expire in 2007; 387,000 square feet expire in 2009.
(e)	105,218 square feet expire in 2005; 248,399 square feet expire in 2007.
(f)	300,378 square feet expire in 2005; 40,368 square feet expire in 2006.
(g)	22,785 square feet expire in 2010; 143,620 square feet expire in 2017.
(h)	4,398 square feet expire in 2004; 59,329 square feet expire in 2005; 22,444 square feet expire in 2006; 70,517 square feet expire in 2007; 59,562 square feet expire in 2008; 22,185 square feet expire in 2009.
(i)	57,204 square feet expire in 2007; 46,440 square feet expire in 2009; 77,381 square feet expire in 2012.
(j)	7,500 square feet expire in 2004; 18,539 square feet expire in 2005; 104,651 square feet expire in 2008; 7,000 square feet expire in 2009; 25,563 square feet expire in 2010.
(k)	40,683 square feet expire in 2004; 9,945 square feet expire in 2005; 45,678 square feet expire in 2007; 37,789 square feet expire in 2009; 26,834 square feet expire in 2014.
(l)	5,850 square feet expire in 2004; 19,000 square feet expire in 2007; 48,542 square feet expire in 2009; 71,065 square feet expire in 2019.
(m)	5,695 square feet expire in 2004; 92,312 square feet expire in 2012.
(n)	49,000 square feet expire in 2004; 82,850 square feet expire in 2006.
(o)	75,174 square feet expire in 2012; 12,437 square feet expire in 2013.
(p)	8,475 square feet expire in 2004; 5,000 square feet expire in 2005; 79,414 square feet expire in 2010.
(q)	49,424 square feet expire in 2004; 66,268 square feet expire in 2011.
(r)	1,456 square feet expire in 2005; 20,187 square feet expire in 2008; 70,875 square feet expire in 2011.
(s)	50,174 square feet expire in 2005; 35,000 square feet expire in 2014.

SCHEDULE OF LEASE EXPIRATIONS

        The following table sets forth a schedule of lease expirations for the total of the Operating Partnership's office, office/flex, industrial/warehouse and stand-alone retail properties, included in the Consolidated Properties, beginning January 1, 2004, assuming that none of the tenants exercise renewal options:

Year Of Expiration	Number Of Leases Expiring (a)	Net Rentable Area Subject To Expiring Leases (Sq. Ft.)		Percentage Of Total Leased Square Feet Represented By Expiring Leases (%)	Annualized Base Rental Revenue Under Expiring Leases ($) (b)	Average Annual Rent Per Net Rentable Square Foot Represented By Expiring Leases ($)	Percentage Of Annual Base Rent Under Expiring Leases (%)
2004 (c)	377	1,803,936		7.4	34,977,869	19.39	7.0
2005	428	3,131,953		12.8	62,304,247	19.89	12.4
2006	376	2,774,391		11.4	58,021,381	20.91	11.6
2007	299	2,488,024		10.3	53,769,144	21.61	10.8
2008	328	3,001,578		12.4	56,134,258	18.70	11.3
2009	201	2,185,676		9.0	42,334,535	19.37	8.5
2010	131	1,537,648		6.3	30,675,036	19.95	6.2
2011	93	1,631,506		6.7	38,697,070	23.72	7.8
2012	71	1,643,368		6.8	37,446,396	22.79	7.5
2013	58	1,105,819		4.6	21,617,089	19.55	4.3
2014	21	746,160		3.1	14,615,181	19.59	2.9
2015 and thereafter	43	2,225,965		9.2	48,252,634	21.68	9.7

Totals/Weighted Average	2,426	24,276,024 (d	)	100.0	498,844,840	20.55	100.0

(a)
Includes office, office/flex, industrial/warehouse and stand-alone retail property tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.

(b)
Annualized base rental revenue is based on actual December 2003 billings times 12. For leases whose rent commences after January 1, 2004, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(c)
Includes leases expiring December 31, 2003 aggregating 143,059 square feet and representing annualized rent of $1,706,028 for which no new leases were signed.

(d)
Reconciliation to Operating Partnership's total net rentable square footage is as follows:

Square Feet
Square footage leased to commercial tenants	24,276,024
Square footage used for corporate offices, management offices, building use, retail tenants, food services, other ancillary service tenants and occupancy adjustments	394,936
Square footage unleased	2,285,841

Total net rentable square footage (does not include residential, land lease, retail or not-in-service properties)	26,956,801

SCHEDULE OF LEASE EXPIRATIONS: OFFICE PROPERTIES

        The following table sets forth a schedule of lease expirations for the office properties, included in the Consolidated Properties, beginning January 1, 2004, assuming that none of the tenants exercise renewal options:

Year Of Expiration	Number Of Leases Expiring (a)	Net Rentable Area Subject To Expiring Leases (Sq. Ft.)	Percentage Of Total Leased Square Feet Represented By Expiring Leases (%)	Annualized Base Rental Revenue Under Expiring Leases ($) (b)	Average Annual Rent Per Net Rentable Square Foot Represented By Expiring Leases ($)	Percentage Of Annual Base Rent Under Expiring Leases (%)
2004 (c)	320	1,408,653	7.3	30,740,856	21.82	7.0
2005	321	2,344,159	12.2	53,075,372	22.64	12.2
2006	316	2,236,798	11.6	51,110,754	22.85	11.6
2007	233	1,851,545	9.6	45,506,783	24.58	10.4
2008	258	2,217,901	11.6	48,452,703	21.85	11.1
2009	159	1,760,989	9.2	37,022,218	21.02	8.5
2010	99	1,054,924	5.5	23,725,632	22.49	5.4
2011	77	1,407,215	7.3	35,550,861	25.26	8.2
2012	52	1,431,652	7.5	34,449,358	24.06	7.9
2013	45	973,559	5.1	19,889,021	20.43	4.6
2014	19	689,160	3.6	13,749,181	19.95	3.2
2015 and thereafter	26	1,830,405	9.5	43,180,150	23.59	9.9

Totals/Weighted Average	1,925	19,206,960	100.0	436,452,889	22.72	100.0

(a)
Includes office tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.

(b)
Annualized base rental revenue is based on actual December 2003 billings times 12. For leases whose rent commences after January 1, 2004, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(c)
Includes leases expiring December 31, 2003 aggregating 123,368 square feet and representing annualized rent of $1,535,987 for which no new leases were signed.

SCHEDULE OF LEASE EXPIRATIONS: OFFICE/FLEX PROPERTIES

        The following table sets forth a schedule of lease expirations for the office/flex properties, included in the Consolidated Properties, beginning January 1, 2004, assuming that none of the tenants exercise renewal options:

Year Of Expiration	Number Of Leases Expiring (a)	Net Rentable Area Subject To Expiring Leases (Sq. Ft.)	Percentage Of Total Leased Square Feet Represented By Expiring Leases (%)	Annualized Base Rental Revenue Under Expiring Leases ($) (b)	Average Annual Rent Per Net Rentable Square Foot Represented By Expiring Leases ($)	Percentage Of Annual Base Rent Under Expiring Leases (%)
2004 (c)	54	374,845	8.1	3,922,013	10.46	6.8
2005	104	765,866	16.4	9,021,093	11.78	15.5
2006	60	537,593	11.5	6,910,627	12.85	11.9
2007	62	621,179	13.3	8,053,711	12.97	13.8
2008	67	692,308	14.8	7,211,650	10.42	12.4
2009	39	384,792	8.3	4,621,677	12.01	7.9
2010	31	454,724	9.7	6,669,404	14.67	11.5
2011	16	224,291	4.8	3,146,209	14.03	5.4
2012	19	211,716	4.5	2,997,038	14.16	5.1
2013	6	77,024	1.7	1,074,845	13.95	1.9
2014	2	57,000	1.2	866,000	15.19	1.5
2015 and thereafter	13	265,278	5.7	3,644,664	13.74	6.3

Totals/Weighted Average	473	4,666,616	100.0	58,138,931	12.46	100.0

(a)
Includes office/flex tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.

(b)
Annualized base rental revenue is based on actual December 2003 billings times 12. For leases whose rent commences after January 1, 2004, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(c)
Includes leases expiring December 31, 2003 aggregating 19,691 square feet and representing annualized rent of $170,041 for which no new leases were signed.

SCHEDULE OF LEASE EXPIRATIONS: INDUSTRIAL/WAREHOUSE PROPERTIES

        The following table sets forth a schedule of lease expirations for the industrial/warehouse properties, included in the Consolidated Properties, beginning January 1, 2004, assuming that none of the tenants exercise renewal options:

Year Of Expiration	Number Of Leases Expiring (a)	Net Rentable Area Subject To Expiring Leases (Sq. Ft.)	Percentage Of Total Leased Square Feet Represented By Expiring Leases (%)	Annualized Base Rental Revenue Under Expiring Leases ($) (b)	Average Annual Rent Per Net Rentable Square Foot Represented By Expiring Leases ($)	Percentage Of Annual Base Rent Under Expiring Leases (%)
2004	2	11,138	2.9	120,000	10.77	3.1
2005	3	21,928	5.7	207,783	9.48	5.4
2007	4	15,300	3.9	208,650	13.64	5.4
2008	3	91,369	23.7	469,904	5.14	12.2
2009	3	39,895	10.4	690,640	17.31	17.9
2010	1	28,000	7.3	280,000	10.00	7.3
2013	7	55,236	14.3	653,223	11.83	17.0
2015 & thereafter	3	122,282	31.8	1,222,820	10.00	31.7

Totals/Weighted Average	26	385,148	100.0	3,853,020	10.00	100.0

(a)
Includes industrial/warehouse tenants only. Excludes leases for amenity, retail, parking and month-to-month industrial/warehouse tenants. Some tenants have multiple leases.

(b)
Annualized base rental revenue is based on actual December 2003 billings times 12. For leases whose rent commences after January 1, 2004, annualized base rent revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, the historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: STAND-ALONE RETAIL PROPERTIES

        The following table sets forth a schedule of lease expirations for the stand-alone retail properties, included in the Consolidated Properties, beginning January 1, 2004, assuming that none of the tenants exercise renewal options:

Year Of Expiration	Number Of Leases Expiring (a)	Net Rentable Area Subject To Expiring Leases (Sq. Ft.)	Percentage Of Total Leased Square Feet Represented By Expiring Leases (%)	Annualized Base Rental Revenue Under Expiring Leases ($)(b)	Average Annual Rent Per Net Rentable Square Foot Represented By Expiring Leases ($)	Percentage Of Annual Base Rent Under Expiring Leases (%)
2004	1	9,300	53.8	195,000	20.97	48.8
2015 & thereafter	1	8,000	46.2	205,000	25.62	51.2

Totals/Weighted Average	2	17,300	100.0	400,000	23.12	100.0

(a)
Includes stand-alone retail property tenants only.

(b)
Annualized base rental revenue is based on actual December 2003 billings times 12. For leases whose rent commences after January 1, 2004, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

INDUSTRY DIVERSIFICATION

        The following table lists the Operating Partnership's 30 largest industry classifications based on annualized contractual base rent of the Consolidated Properties:

Industry Classification (a)	Annualized Base Rental Revenue ($) (b) (c) (d)	Percentage of Operating Partnership Annualized Base Rental Revenue (%)	Square Feet Leased (d)	Percentage of Total Operating Partnership Leased Sq. Ft. (%)
Securities, Commodity Contracts & Other Financial	74,195,913	14.8	2,706,810	11.1
Manufacturing	49,180,527	9.8	2,538,664	10.5
Insurance Carriers & Related Activities	30,801,313	6.1	1,457,767	5.9
Telecommunications	28,568,072	5.6	1,451,564	5.9
Computer System Design Svcs.	28,527,683	5.6	1,456,734	5.9
Credit Intermediation & Related Activities	24,778,965	5.0	1,275,444	5.3
Legal Services	24,725,986	5.0	931,454	3.8
Health Care & Social Assistance	21,119,425	4.2	1,060,728	4.4
Scientific Research/Development	19,799,627	4.0	979,041	4.0
Wholesale Trade	19,376,649	3.9	1,310,368	5.4
Retail Trade	16,265,491	3.3	928,488	3.8
Accounting/Tax Prep.	15,751,237	3.2	671,965	2.8
Other Professional	14,287,386	2.9	693,417	2.9
Publishing Industries	13,928,699	2.8	599,405	2.5
Information Services	11,239,268	2.3	502,686	2.1
Architectural/Engineering	9,684,890	1.9	441,169	1.8
Advertising/Related Services	9,254,969	1.9	388,884	1.6
Arts, Entertainment & Recreation	9,164,336	1.8	620,396	2.6
Other Services (except Public Administration)	9,107,624	1.8	586,746	2.4
Real Estate & Rental & Leasing	7,531,455	1.5	434,240	1.8
Transportation	6,386,004	1.3	419,171	1.7
Management of Companies & Finance	5,779,074	1.2	267,555	1.1
Data Processing Services	5,523,863	1.1	230,629	1.0
Construction	5,364,961	1.1	283,131	1.2
Utilities	5,093,182	1.0	266,526	1.1
Educational Services	4,899,823	1.0	261,740	1.1
Public Administration	4,756,755	1.0	216,895	0.9
Admin. & Support, Waste Mgt. & Remediation Svc.	3,823,770	0.8	265,549	1.1
Specialized Design Services	3,353,802	0.7	229,230	0.9
Management/Scientific	3,341,893	0.7	163,285	0.7
Other	13,232,198	2.7	636,343	2.7

Totals	498,844,840	100.0	24,276,024	100.0

(a)
The Operating Partnership's tenants are classified according to the U.S. Government's North American Industrial Classification System (NAICS) which has replaced the Standard Industrial Code (SIC) system.

(b)
Annualized base rental revenue is based on actual December 2003 billings times 12. For leases whose rent commences after January 1, 2004, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(c)
Includes office, office/flex, industrial/warehouse and stand-alone retail tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.

(d)
Includes leases expiring December 31, 2003 aggregating 143,059 square feet and representing annualized rent of $1,706,028 for which no new leases were signed.

MARKET DIVERSIFICATION

        The following table lists the Operating Partnership's markets (MSAs), based on annualized contractual base rent of the Consolidated Properties:

Market (MSA)	Annualized Base Rental Revenue ($) (a) (b) (c)	Percentage Of Operating Partnership Annualized Base Rental Revenue (%)	Total Property Size Rentable Area (b) (c)	Percentage Of Rentable Area (%)
New York, NY (Westchester-Rockland Counties)	89,381,047	17.8	5,044,088	18.8
Bergen-Passaic, NJ	88,887,580	17.8	4,530,091	16.8
Newark, NJ (Essex-Morris-Union Counties)	87,700,275	17.6	4,309,519	16.0
Jersey City, NJ	67,032,435	13.4	3,071,695	11.4
Philadelphia, PA-NJ	49,284,216	9.9	3,417,953	12.7
Trenton, NJ (Mercer County)	15,609,585	3.1	767,365	2.8
Middlesex-Somerset-Hunterdon, NJ	14,602,755	2.9	791,051	2.9
Denver, CO	14,487,488	2.9	1,084,945	4.0
Stamford-Norwalk, CT	13,833,396	2.8	706,510	2.6
Washington, DC-MD-VA	13,234,698	2.7	450,549	1.7
San Francisco, CA	11,859,353	2.4	450,891	1.7
Monmouth-Ocean, NJ	7,695,141	1.5	577,423	2.1
Nassau-Suffolk, NY	6,373,398	1.3	292,849	1.1
Dallas, TX	5,610,874	1.1	449,594	1.7
Bridgeport, CT	2,781,539	0.6	145,487	0.5
San Antonio, TX	2,366,314	0.5	187,312	0.7
Dutchess County, NY	2,270,327	0.5	118,727	0.4
Colorado Springs, CO	2,014,838	0.4	209,987	0.8
Boulder-Longmont, CO	1,956,980	0.4	270,421	1.0
Atlantic-Cape May, NJ	1,862,601	0.4	80,344	0.3

Totals	498,844,840	100.0	26,956,801	100.0

(a)
Annualized base rental revenue is based on actual December 2003 billings times 12. For leases whose rent commences after January 1, 2004, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(b)
Includes leases expiring December 31, 2003 aggregating 143,059 square feet and representing annualized rent of $1,706,028 for which no new leases were signed.

(c)
Includes office, office/flex, industrial/warehouse and stand-alone retail tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.

ITEM 3.    LEGAL PROCEEDINGS

        On March 27, 2003, Hartz Mountain Industries, Inc. ("Hartz") filed a lawsuit in the Superior Court of New Jersey, Law Division, for Bergen County, seeking to enjoin the New Jersey Sports & Exposition Authority ("NJSEA") from entering into a contract with The Mills Corporation and the Corporation for the redevelopment of the Continental Airlines Arena site. The case was dismissed by the trial court but Hartz appealed. Hartz also appealed the NJSEA's final decision which denied Hartz's bid protest on October 23, 2003. Westfield America, Inc., has also protested the NJSEA decision, and has appealed the NJSEA's denial of its protest. In January 2004, Hartz and Westfield also appealed the NJSEA's approval and execution of the final Redevelopment Agreement. Four citizens, Elliot Braha, Richard DeLauro, George Perry and Carol Coronato, have also filed lawsuits challenging the NJSEA award to Mills and the Corporation. All of these cases are now pending unresolved in the Superior Court of New Jersey, Appellate Division. The Corporation believes that its proposal fully complied with applicable laws and the request for proposals, and plans to vigorously enforce its rights concerning this project. The Operating Partnership does not believe that the ultimate resolution of this matter will have a material adverse effect on the Operating Partnership's financial condition taken as a whole.

        On May 8, 2003, an adversary proceeding arising out of the bankruptcy of Broadband Office, Inc. ("BBO") was commenced by BBO and the Official Committee of Unsecured Creditors of BBO ("Plaintiffs") in the United States Bankruptcy Court for the District of Delaware. On August 25, 2003, the Plaintiffs filed an Amended Complaint. As amended, the Complaint names as defendants the Operating Partnership, the chief executive officer of the Corporation, and certain alleged affiliates of the Corporation (the "Mack-Cali Defendants"). Also named as defendants are seven other real estate investment trusts or partnerships ("REITs") that invested in BBO and the eight individuals designated by the REITs to serve on the Board of Directors of BBO. Plaintiffs assert, among other things, that the Defendants breached fiduciary duties to BBO, its minority shareholders (other than the REITs) and its creditors by approving a spin-off of BBO's assets to a newly created entity, and approving the sale of BBO's remaining assets to Yipes, Inc., both for allegedly inadequate consideration. Plaintiffs seek an unspecified amount of compensatory and punitive damages in connection with their fiduciary duty claims. In addition, Plaintiffs seek to avoid all payments and other transfers made to Defendants within one year of BBO's bankruptcy filing under various provisions of the Bankruptcy Code, and to obtain "turnover" of certain property under Section 542(b) of the Code. On July 8, 2003, the district court withdrew the reference of this proceeding to the bankruptcy court, and the action is now pending in the United States District Court for the District of Delaware. The Mack-Cali Defendants have denied the claims asserted in the Amended Complaint, and believe they have substantial defenses to the claims asserted against them. The Operating Partnership does not believe that the ultimate resolution of this matter will have a material adverse effect on the Operating Partnership's financial condition taken as a whole.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The shares of the Corporation's Common Stock are traded on the New York Stock Exchange ("NYSE") and the Pacific Exchange under the symbol "CLI". The Operating Partnership does not have any publicly traded common equity.

MARKET INFORMATION

        Not applicable.

HOLDERS

        On February 20, 2004, the Operating Partnership had 98 owners of limited partnership units and one owner of General Partnership units.

RECENT SALES OF UNREGISTERED SECURITIES

        The Operating Partnership did not issue any unregistered securities in the years ended December 31, 2003, 2002 or 2001.

DIVIDENDS AND DISTRIBUTIONS

        During the year ended December 31, 2003, the Corporation and Operating Partnership declared four quarterly common stock dividends and common unit distributions of $0.63 per share and per unit from the first to the fourth quarter. Additionally, in 2003, the Operating Partnership declared quarterly Series C preferred unit distributions of $67.22, $50.00 and $50.00 per preferred unit from the second to the fourth quarter, respectively. The Operating Partnership also declared four quarterly Series B preferred unit distributions of $18.1818 per preferred unit from the first to the fourth quarter.

        During the year ended December 31, 2002, the Corporation and the Operating Partnership declared four quarterly common stock dividends and common unit distributions in the amounts of $0.62, $0.62, $0.63 and $0.63 per share and per unit from the first to the fourth quarter, respectively.

        The declaration and payment of dividends and distributions will continue to be determined by the Board of Directors of the Corporation in light of conditions then existing, including the Operating Partnership's earnings, financial condition, capital requirements, applicable REIT and legal restrictions and other factors.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        Information regarding securities authorized for issuance under our equity compensation plans is disclosed in Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth selected financial data on a consolidated basis for the Operating Partnership. The consolidated selected operating, balance sheet and other data of the Operating Partnership as of December 31, 2003, 2002, 2001, 2000 and 1999, and for the years then ended have been derived from the Operating Partnership's financial statements for the respective periods.

	Year Ended December 31,
Operating Data (a) In thousands, except per unit data
	2003	2002	2001	2000	1999
Total revenues	$586,246	$563,612	$569,020	$559,980	$543,528
Property expenses (b)	$181,462	$165,732	$172,123	$169,309	$166,092
General and administrative	$31,461	$26,977	$28,431	$23,227	$25,443
Interest expense	$116,311	$107,823	$112,003	$105,394	$102,960
Income from continuing operations before equity in earnings of unconsolidated joint ventures	$136,583	$157,432	$167,236	$136,278	$146,680
Income from continuing operations	$174,015	$172,225	$176,240	$144,333	$149,273
Net income available to common unitholders	$160,486	$158,991	$150,190	$210,950	$137,128
Income from continuing operations per unit—basic	$2.39	$2.45	$2.31	$3.15	$2.03
Income from continuing operations per unit—diluted	$2.37	$2.44	$2.30	$3.08	$2.02
Net income per unit—basic	$2.45	$2.44	$2.33	$3.18	$2.05
Net income per unit—diluted	$2.43	$2.43	$2.32	$3.10	$2.04
Distributions declared per common unit	$2.52	$2.50	$2.46	$2.38	$2.26
Basic weighted average units outstanding	65,526	65,109	64,495	66,392	66,885
Diluted weighted average units outstanding	65,990	65,427	64,775	73,070	67,133
	December 31,
Balance Sheet Data (a) In thousands
	2003	2002	2001	2000	1999
Rental property, before accumulated depreciation and amortization	$3,954,632	$3,857,657	$3,378,071	$3,589,877	$3,654,845
Rental property held for sale, net	$—	$—	$384,626	$107,458	$—
Total assets	$3,749,570	$3,796,429	$3,746,770	$3,676,977	$3,629,601
Total debt (c)	$1,628,584	$1,752,372	$1,700,150	$1,628,512	$1,490,175
Total liabilities	$1,779,983	$1,912,199	$1,867,938	$1,774,239	$1,648,844
Partners' capital	$1,969,587	$1,884,230	$1,878,832	$1,900,813	$1,897,157

(a)
Certain reclassifications have been made to prior period amounts in order to conform with current period presentation.

(b)
Property expenses is calculated by taking the sum of real estate taxes, utilities and operating services for each of the periods presented.

(c)
Total debt is calculated by taking the sum of senior unsecured notes, revolving credit facilities, and mortgages and loans payable.

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

Critical Accounting Policies

        The Financial Statements have been prepared in conformity with generally accepted accounting principles. The preparation of the Financial Statements require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Financial Statements, and the reported amounts of revenues and expenses during the reported period. These estimates and assumptions are based on management's historical experience that are believed to be reasonable at the time. However, because future events and their effects cannot be determined with certainty, the determination of estimates requires the exercise of judgment. The Operating Partnership's critical accounting policies are those which require assumptions to be made about matters that are highly uncertain. Different estimates could have a material effect on the Operating Partnership's financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions and circumstances.

Rental Property

        Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Interest capitalized by the Operating Partnership for the years ended December 31, 2003, 2002 and 2001 was $7.3 million, $19.7 million and $16.7 million, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

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

        Above-market and below-market lease values for acquired properties are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management's estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining term of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed rate renewal options of the respective leases.

        Other intangible assets acquired include amounts for in-place lease values and tenant relationship values which are based on management's evaluation of the specific characteristics of each tenant's lease and the Operating Partnership's overall relationship with the respective tenant. Factors to be considered by management in its analysis of in-place lease values include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, management considers leasing commissions, legal and other related expenses. Characteristics considered by management in valuing tenant relationships include the nature and extent of the Operating Partnership's existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant's credit quality and expectations of lease renewals. The value of in-place leases are amortized to expense over the remaining initial terms of the respective leases. The value of tenant relationship intangibles will be amortized to expense over the anticipated life of the relationships.

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

        Effective January 1, 2002, the Operating Partnership adopted the provisions of FASB No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes FASB No. 121. FASB No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. FASB No. 144 retains the requirements of FASB No. 121 regarding impairment loss recognition and measurement. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. As the statement requires implementation on a prospective basis, properties which were identified as held for sale by the Operating Partnership as of December 31, 2002 are presented in the accompanying financial statements in a manner consistent with the presentation prior to January 1, 2002. Properties identified as held for sale and/or sold from January 1, 2002 forward are presented in discontinued operations for all periods presented. See Note 7 to the Financial Statements.

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

Deferred Leasing Costs

        Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Operating Partnership provide leasing services to the Properties and receive compensation based on space leased. The portion of such compensation, which is capitalized and amortized, approximated $3.8 million, $4.1 million, and $4.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Derivative Instruments

        The Operating Partnership measures derivative instruments, including certain derivative instruments embedded in other contracts, at fair value and records them as an asset or liability, depending on the Operating Partnership's rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of the derivative are reported in other comprehensive income ("OCI") and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging and ineffective portions of hedges are recognized in earnings in the affected period. See Note 11 to the Financial Statements—Interest Rate Contract.

Revenue Recognition

        Base rental revenue is recognized on a straight-line basis over the terms of the respective leases. Unbilled rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements. Above-market and below-market lease values for acquired properties are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management's estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining term of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed rate renewal options of the respective leases. Parking and other revenue includes income from parking spaces leased to tenants, income from tenants for additional services provided by the Operating Partnership, income from tenants for early lease terminations and income from managing and/or leasing properties for third parties. Escalations and recoveries are received from tenants for certain costs as provided in the lease agreements. These costs generally include real estate taxes, utilities, insurance, common area maintenance and other recoverable costs. See Note 16 to the Financial Statements.

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

Results from Operations

        As a result of the economic climate since 2001, substantially all of the real estate markets the Operating Partnership operates in materially softened. Demand for office space declined significantly and vacancy rates increased in each of the Operating Partnership's core markets over the period. Through February 20, 2004, the Operating Partnership's core markets continued to be weak. The percentage leased in the Operating Partnership's consolidated portfolio of stabilized operating properties decreased to 91.5 percent at December 31, 2003, as compared to 92.3 percent at December 31, 2002 and 94.6 percent at December 31, 2001. Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date. Market rental rates have declined in most markets from peak levels in late 2000 and early 2001. Rental rates on the Operating Partnership's space that was re-leased (based on first rents payable) during the year ended December 31, 2003 decreased an average of 7.8 percent compared to rates that were in effect under expiring leases, as compared to a 3.0 percent increase in 2002 and a 9.5 percent increase in 2001. The Operating Partnership believes that vacancy rates may continue to increase in most of its markets in 2004. As a result, the Operating Partnership's future earnings may be negatively impacted.

        The Operating Partnership has a focused strategy geared to attractive opportunities in high-barrier-to-entry markets, primarily predicated on the Operating Partnership's strong presence in the Northeast region.

        Consistent with its strategy, in the fourth quarter 2000, the Operating Partnership started construction of a 977,225 square-foot office property, known as Plaza 5, at its Harborside Financial Center office complex in Jersey City, Hudson County, New Jersey. The project, which commenced initial operations in September 2002, is currently projected to cost approximately $260 million, of which $231.9 million has been incurred by the Operating Partnership through December 31, 2003. Plaza 5 was approximately 60.1 percent leased as of December 31, 2003. The Operating Partnership anticipates expending an additional approximately $28.1 million for tenant installation costs as the vacant space of Plaza 5 is leased, which it expects to fund primarily through drawing on its revolving credit facility.

        Additionally, in the fourth quarter 2000, the Operating Partnership, through its joint venture with Columbia Development Company, L.L.C. ("Columbia"), known as American Financial Exchange ("AFE"), started construction of a 577,575 square-foot office property, known as Plaza 10, which was 100 percent pre-leased to Charles Schwab & Co. Inc. ("Schwab") for a 15-year term, on land owned by the joint venture located adjacent to the Operating Partnership's Harborside complex. Among other things, the joint venture agreement provided for a preferred return on the Operating Partnership's invested capital in the venture in addition to the Operating Partnership's proportionate share of the venture's profit, as defined in the agreement. The project commenced initial operations in September 2002.

        On September 29, 2003, the Operating Partnership sold its interest in AFE, in which the Operating Partnership held a 50 percent interest, and received approximately $162.1 million in net sales proceeds from the transaction, which the Operating Partnership used primarily to repay outstanding borrowings under its revolving credit facility. The Operating Partnership recognized a gain on the sale of approximately $24.0 million, which is recorded in gain on sale of investment in unconsolidated joint venture for the year ended December 31, 2003. Following completion of the sale of its interest, the Operating Partnership no longer has any remaining obligations to Schwab.

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

        The following comparisons for the year ended December 31, 2003 ("2003"), as compared to the year ended December 31, 2002 ("2002"), and for 2002, as compared to the year ended December 31, 2001 ("2001"), make reference to the following: (i) the effect of the "Same-Store Properties," which represents all in-service properties owned by the Operating Partnership at December 31, 2001, excluding Dispositions as defined below (for the 2003 versus 2002 comparison) and which represents all in-service properties owned by the Operating Partnership at December 31, 2000, excluding Dispositions as defined below (for the 2002 versus 2001 comparison); (ii) the effect of the "Acquired Properties," which represents all properties acquired by the Operating Partnership or commencing initial operations from January 1, 2002 through December 31, 2003 (for the 2003 versus 2002 comparison) and which represents all properties acquired by the Operating Partnership or commencing initial operations from January 1, 2001 through December 31, 2002 (for the 2002 versus 2001 comparison) and; (iii) the effect of the "Dispositions", which represents results for each period for those rental properties sold by the Operating Partnership during the respective periods.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

	Year Ended December 31,
			Dollar Change	Percent Change
	2002	2003
	(dollars in thousands)
Revenue from rental operations:
Base rents	$505,985	$489,149	$16,836	3.4%
Escalations and recoveries from tenants	61,418	56,746	4,672	8.2
Parking and other	18,843	17,717	1,126	6.4

Total revenues	586,246	563,612	22,634	4.0

Property expenses:
Real estate taxes	64,718	60,417	4,301	7.1
Utilities	41,788	38,282	3,506	9.2
Operating services	74,956	67,033	7,923	11.8

Sub-total	181,462	165,732	15,730	9.5
General and administrative	31,461	26,977	4,484	16.6
Depreciation and amortization	119,157	107,949	11,208	10.4
Interest expense	116,311	107,823	8,488	7.9
Interest income	(1,100)	(2,301)	1,201	52.2
Loss on early retirement of debt, net	2,372	—	2,372	100.0

Total expenses	449,663	406,180	43,483	10.7

Income from continuing operations before equity in earnings of unconsolidated joint ventures	136,583	157,432	(20,849)	(13.2)
Equity in earnings of unconsolidated joint ventures, net	13,480	14,793	(1,313)	(8.9)
Gain on sale of investment in unconsolidated joint ventures	23,952	—	23,952	100.0

Income from continuing operations	174,015	172,225	1,790	1.0
Discontinued operations:
Income (loss) from discontinued operations	271	(337)	608	180.4
Realized gain on disposition of rental property	3,540	—	3,540	100.0

Total discontinued operations, net	3,811	(337)	4,148	1,230.9
Realized gains (losses) and unrealized losses on disposition of rental property, net	—	2,759	(2,759)	(100.0)

Net income	177,826	174,647	3,179	1.8
Preferred unit distributions	(17,340)	(15,656)	(1,684)	(10.8)

Net income available to common unitholders	$160,486	$158,991	$1,495	0.9%

        The following is a summary of the changes in revenue from rental operations and property expenses divided into Same-Store Properties, Acquired Properties and Dispositions (dollars in thousands):

	Total Operating Partnership		Same-Store Properties		Acquired Properties		Dispositions
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenue from rental operations:
Base rents	$16,836	3.4%	$(3,461)	(0.7)%	$33,350	6.8%	$(13,053)	(2.7)%
Escalations and recoveries from tenants	4,672	8.2	2,189	3.9	3,820	6.7	(1,337)	(2.4)
Parking and other	1,126	6.4	(212)	(1.2)	1,842	10.4	(504)	(2.8)

Total	$22,634	4.0%	$(1,484)	(0.3)%	$39,012	6.9%	$(14,894)	(2.6)%

Property expenses:
Real estate taxes	$4,301	7.1%	$1,622	2.7%	$3,824	6.3%	$(1,145)	(1.9)%
Utilities	3,506	9.2	1,580	4.1	3,237	8.5	(1,311)	(3.4)
Operating services	7,923	11.8	4,926	7.3	5,621	8.4	(2,624)	(3.9)

Total	$15,730	9.5%	$8,128	4.9%	$12,682	7.7%	$(5,080)	(3.1)%

OTHER DATA:
Number of Consolidated Properties	256		243		13		31
Square feet (in thousands)	26,957		24,907		2,050		5,047

        Base rents for the Same-Store Properties decreased $3.5 million, or 0.7 percent, for 2003 as compared to 2002, due primarily to decreases in space leased and rental rates at the properties in 2003. Escalations and recoveries from tenants for the Same-Store Properties increased $2.2 million, or 3.9 percent, for 2003 over 2002, due primarily to an increased amount of total property expenses in 2003. Parking and other income for the Same-Store Properties decreased $0.2 million, or 1.2 percent, due primarily to a decrease in lease termination fees in 2003.

        Real estate taxes on the Same-Store Properties increased $1.6 million, or 2.7 percent, for 2003 as compared to 2002, due primarily to property tax rate increases in certain municipalities in 2003, partially offset by lower assessments on certain properties in 2003. Utilities for the Same-Store Properties increased $1.6 million, or 4.1 percent, for 2003 as compared to 2002, due primarily to increased electric rates in 2003 and increased utility usage on account of the harsh 2003 winter. Operating services for the Same-Store Properties increased $4.9 million, or 7.3 percent, due primarily to increased snow removal costs from the harsh winter in 2003.

        General and administrative increased by $4.5 million, or 16.6 percent, for 2003 as compared to 2002. This increase was due primarily to an increase in 2003 in costs for transactions not consummated of $2.0 million, salaries and related expenses of $1.8 million, and professional fees of $1.1 million, as compared to 2002.

        Depreciation and amortization increased by $11.2 million, or 10.4 percent, for 2003 over 2002. Of this increase, $4.6 million, or 4.3 percent, is attributable to the Same-Store Properties, primarily on account of properties previously held for sale in 2002 not being depreciated during the period held for sale, which were no longer held for sale in 2003, and $6.6 million, or 6.1 percent, is due to the Acquired Properties.

        Interest expense increased $8.5 million, or 7.9 percent, for 2003 as compared to 2002. This increase was due primarily to lower capitalized interest in 2003 on account of less development projects.

        Interest income decreased $1.2 million, or 52.2 percent, for 2003 as compared to 2002. This decrease was due primarily to lower notes receivable balances and lower interest rates in 2003.

        Loss on early retirement of debt, net, amounted to $2.4 million in 2003, which consisted primarily of: (a) $1.4 million in costs in connection with the exchange and repurchase of $50.0 million in 7.18 percent senior unsecured notes due December 31, 2003; (b) a write-off of the unamortized balance of $1.5 million of an interest rate contract in conjunction with the repayment of mortgage debt; and (c) $1.4 million of costs incurred in connection with the repurchase of $45.3 million of 7.18 percent senior unsecured notes due December 31, 2003, partially offset by a discount of $1.7 million taken in conjunction with the early retirement of the same mortgage debt referred to in (b) above.

        Equity in earnings of unconsolidated joint ventures decreased $1.3 million, or 8.9 percent, for 2003 as compared to 2002. The decrease was due primarily to the sale of the ARCap joint venture investment in late 2002 resulting in a reduction of $4.4 million in 2003 and the sale of properties owned by the HPMC joint ventures in late 2002 and 2003 resulting in a reduction of $3.5 million in 2003, partially offset by the initial operations of a 577,575 square foot office property owned by the American Financial Exchange joint venture (in which the Operating Partnership subsequently sold its interest) resulting in an increase in 2003 of $6.3 million.

        Gain on sale of investment in unconsolidated joint venture amounted to $24.0 million in 2003. This was due to the sale of the Operating Partnership's investment in the American Financial Exchange joint venture.

        Income from continuing operations before equity in earnings of unconsolidated joint ventures decreased to $136.6 million in 2003 from $157.4 million in 2002. The decrease of approximately $20.8 million is due to the factors discussed above.

        Net income available to common unitholders increased by $1.5 million, from $159.0 million in 2002 to $160.5 million in 2003. This increase was a result of a gain on sale of investment in American Financial Exchange of $24.0 million in 2003, realized gain on disposition of rental property of $3.5 million in 2003, and an increase in income from discontinued operations of $0.6 million. This was partially offset by a decrease in 2003 in income from continuing operations before equity in earnings of unconsolidated joint ventures of $20.8 million, realized gain on disposition of rental property of $2.8 million in 2002, an increase in preferred unit distributions of $1.7 million in 2003, and a decrease in equity in earnings of unconsolidated joint ventures of $1.3 million.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

	Year Ended December 31,
			Dollar Change	Percent Change
	2002	2001
	(dollars in thousands)
Revenue from rental operations:
Base rents	$489,149	$503,076	$(13,927)	(2.8)%
Escalations and recoveries from tenants	56,746	55,609	1,137	2.0
Parking and other	17,717	10,335	7,382	71.4

Total revenues	563,612	569,020	(5,408)	(1.0)

Property expenses:
Real estate taxes	60,417	61,552	(1,135)	(1.8)
Utilities	38,282	43,250	(4,968)	(11.5)
Operating services	67,033	67,321	(288)	(0.4)

Sub-total	165,732	172,123	(6,391)	(3.7)
General and administrative	26,977	28,431	(1,454)	(5.1)
Depreciation and amortization	107,949	91,413	16,536	18.1
Interest expense	107,823	112,003	(4,180)	(3.7)
Interest income	(2,301)	(2,186)	(115)	(5.3)

Total expenses	406,180	401,784	4,396	1.1

Income from continuing operations before equity in earnings of unconsolidated joint ventures	157,432	167,236	(9,804)	(5.9)
Equity in earnings of unconsolidated joint ventures, net	14,793	9,004	5,789	64.3

Income from continuing operations	172,225	176,240	(4,015)	(2.3)
(Loss) income from discontinued operations	(337)	1,458	(1,795)	(123.1)
Realized gains (losses) and unrealized losses on disposition of rental property, net	2,759	(11,864)	14,623	123.3

Net income	174,647	165,834	8,813	5.3
Preferred unit distribution	(15,656)	(15,644)	(12)	(0.1)

Net income available to common unitholders	$158,991	$150,190	$8,801	5.9%

        The following is a summary of the changes in revenue from rental operations and property expenses divided into Same-Store Properties, Acquired Properties and Dispositions (dollars in thousands):

	Total Operating Partnership		Same-Store Properties		Acquired Properties		Dispositions
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenue from rental operations:
Base rents	$(13,927)	(2.8)%	$3,679	0.7%	$12,787	2.5%	$(30,393)	(6.0)%
Escalations and recoveries from tenants	1,137	2.0	2,201	3.9	1,119	2.0	(2,183)	(3.9)
Parking and other	7,382	71.4	4,294	41.6	3,373	32.6	(285)	(2.8)

Total	$(5,408)	(1.0)%	$10,174	1.8%	$17,279	3.0%	$(32,861)	(5.8)%

Property expenses:
Real estate taxes	$(1,135)	(1.8)%	$1,949	3.2%	$1,625	2.6%	$(4,709)	(7.6)%
Utilities	(4,968)	(11.5)	(2,147)	(5.1)	813	1.9	(3,634)	(8.3)
Operating services	(288)	(0.4)	3,771	5.5	2,582	3.8	(6,641)	(9.7)

Total	$(6,391)	(3.7)%	$3,573	2.1%	$5,020	2.9%	$(14,984)	(8.7)%

OTHER DATA:
Number of Consolidated Properties	256		234		22		28
Square feet (in thousands)	27,109		23,920		3,189		4,695

        Base rents for the Same-Store Properties increased $3.7 million, or 0.7 percent, for 2002 as compared to 2001, due primarily to rental rate increases in 2002, partially offset by decreases in space leased at the properties in 2002. Escalations and recoveries from tenants for the Same-Store Properties increased $2.2 million, or 3.9 percent, for 2002 over 2001, due primarily to the recovery of an increased amount of total property expenses in 2002. Parking and other income for the Same-Store Properties increased $4.3 million, or 41.6 percent, due primarily to increased lease termination fees in 2002, primarily as a result of the Operating Partnership receiving $2.9 million in August 2002 from a lease termination agreement with Arthur Andersen, LLP.

        Real estate taxes on the Same-Store Properties increased $1.9 million, or 3.2 percent, for 2002 as compared to 2001, due primarily to property tax rate increases in certain municipalities in 2002, partially offset by lower assessments on certain properties in 2002. Utilities for the Same-Store Properties decreased $2.1 million, or 5.0 percent, for 2002 as compared to 2001, due primarily to decreased rates in 2002. Operating services for the Same-Store Properties increased $3.8 million, or 5.6 percent, due primarily to increased insurance costs in 2002.

        General and administrative decreased by $1.5 million, or 5.1 percent, for 2002 as compared to 2001. This decrease was due primarily to a decrease in bad debt expense of approximately $2.9 million from 2001 to 2002, partially offset by an increase in state tax expense of $1.6 million in 2002.

        Depreciation and amortization increased by $16.5 million, or 18.1 percent, for 2002 over 2001. Of this increase, $11.4 million, or 12.5 percent, was attributable to the Same-Store Properties (including catch-up depreciation and amortization of $7.3 million in connection with the Operating Partnership's change of plan to sell 20 of its office properties and a land parcel located in Colorado and its 5 remaining properties located in Texas), and $7.2 million, or 7.9 percent, is due to the Acquired Properties, partially offset by a decrease of $2.1 million, or 2.3 percent, due to the Dispositions.

        Interest expense decreased $4.2 million, or 3.7 percent, for 2002 as compared to 2001. This decrease was due primarily to lower interest rates on variable rate borrowings.

        Interest income increased $0.1 million, or 5.3 percent, for 2002 as compared to 2001. This increase was due primarily to the effect of net proceeds from property sales being invested in cash and cash equivalents for the period of time prior to which such proceeds were reinvested, partially offset by lower interest rates in 2002.

        Equity in earnings of unconsolidated joint ventures increased $5.8 million, or 64.3 percent, for 2002 as compared to 2001. This increase was due primarily to properties developed by joint ventures commencing initial operations in 2001 and 2002, higher occupancies at certain properties and net gain on sales of certain joint venture office properties, partially offset by a net loss of $1.8 million from the initial operations of the Harborside South Pier hotel venture in 2002. See Note 4 to the Financial Statements.

        Income from continuing operations before equity in earnings of unconsolidated joint ventures decreased to $157.4 million in 2002 from $167.2 million in 2001. The decrease of approximately $9.8 million was due to the factors discussed above.

        Net income available to common unitholders increased by $8.8 million, from $150.2 million in 2001 to $159.0 million in 2002. This increase was a result of realized gains (losses) and unrealized losses on disposition of rental property, net, of $11.9 million in 2001, an increase in equity in earnings of unconsolidated joint ventures of $5.8 million, and realized gains (losses) and unrealized losses and disposition of rental property of $2.8 million in 2002. This was partially offset by a decrease in 2002 in income from continuing operations before equity in earnings of unconsolidated joint ventures of $9.8 million and a decrease in income from discontinued operations of $1.8 million.

Liquidity and Capital Resources

        Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service, capital expenditures and dividends, excluding non-recurring capital expenditures. To the extent that the Operating Partnership's cash flow from operating activities is insufficient to finance its non-recurring capital expenditures such as property acquisitions, development and construction costs and other capital expenditures, the Operating Partnership has and expects to continue to finance such activities through borrowings under its revolving credit facility and other debt and equity financings.

        The Operating Partnership believes that with the general downturn in the economy in recent years, and the softening of the Operating Partnership's markets specifically, it is reasonably likely that vacancy rates may continue to increase, effective rental rates on new and renewed leases may continue to decrease and tenant installation costs, including concessions, may continue to increase in most or all of its markets in 2004. As a result of the potential negative effects on the Operating Partnership's revenue from the overall reduced demand for office space, the Operating Partnership's cash flow could be insufficient to cover increased tenant installation costs over the short-term. If this situation were to occur, the Operating Partnership expects that it would finance any shortfalls through borrowings under its revolving credit facility and other debt and equity financings.

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

        On November 25, 2003, the Operating Partnership and affiliates of The Mills Corporation ("Mills") entered into a joint venture agreement to form Meadowlands Mills/Mack-Cali Limited Partnership ("Meadowlands Venture") for the purpose of developing a $1.3 billion family entertainment and recreation complex with an office and hotel component to be built at the Meadowlands sports complex in East Rutherford, New Jersey ("Meadowlands Xanadu"). Meadowlands Xanadu's approximately 4.76 million-square-foot complex is expected to feature a family entertainment destination comprising three themed zones: sports/recreation, children's activities and fashion, in addition to four office buildings, aggregating approximately 1.8 million square feet, and a 520-room hotel.

        On December 3, 2003, the Meadowlands Venture entered into a redevelopment agreement with the New Jersey Sports and Exposition Authority ("NJSEA") (the "Redevelopment Agreement") for the redevelopment of the area surrounding the Continental Airlines Arena in East Rutherford, New Jersey and the construction of the Meadowlands Xanadu project. The Redevelopment Agreement provides for a 75-year ground lease, which requires the joint venture to pay the NJSEA a $160 million development rights fee at the start of construction of the entertainment phase, when all permits and approvals are obtained, and the payment of fixed rent over the term. Fixed rent will be in the amount of $1,000 per year for the first 15 years, increasing to $7.5 million from the 16th to the 22nd year, then to $9.2 million in the 23rd year, with additional increases over the remainder of the term, as set forth in the ground lease. The ground lease also allows for the potential for participation rent payments by the venture, as described in the ground lease agreement.

        The Operating Partnership and Mills own a 20 percent and 80 percent interest, respectively, in the Meadowlands Venture, subject to certain participation rights by The New York Giants. The joint venture agreement requires the Operating Partnership to make an equity contribution up to a maximum of $32.5 million. As part of the Redevelopment Agreement, Mills is required to contribute certain vacant land, known as the Empire Tract, to the State of New Jersey to be used as a wetlands mitigation bank, for which Mills has received subordinated capital credit in the venture of approximately $118.0 million. The joint venture agreement requires Mills to contribute the balance of the capital required to complete the entertainment phase, subject to certain limitations. The Operating Partnership will receive a nine percent preferred return on its equity investment, only after Mills receives a nine percent preferred return on its equity investment. Residual returns, subject to participation by other parties, will be in proportion to each partners' respective percentage interest.

        Mills will develop, lease and operate the entertainment phase of the Meadowlands Xanadu project. The joint venture agreement provides the Operating Partnership an option to cause the Meadowlands Venture to form component ventures for the future development of the office and hotel phases, for which the Operating Partnership will develop, lease and operate such phases. The Operating Partnership will own an 80 percent interest and Mills will own a 20 percent interest in such entities. The agreement provides for the first office or hotel component ventures to be formed no later than four years after the grand opening of the entertainment phase, and requires that all component ventures for the office and hotel phases be formed no later than 10 years from such date, but does not require that any or all components be developed. However, under the Meadowlands Venture agreement, Mills has the ability to accelerate such formation schedule, subject to certain conditions. Should the Operating Partnership fail to meet the time schedule described above for the formation of the component ventures, the Operating Partnership will forfeit its rights to cause the Meadowlands Venture to form additional component ventures. If this occurs, Mills will have the ability to develop the additional phases, subject to the Operating Partnership's right to participate, or to cause the Meadowlands Venture to sell such components to a third party, subject to a sales price limitation of 95 percent of the value that would have been the amount necessary to form such component ventures.

        On March 27, 2003, Hartz Mountain Industries, Inc. ("Hartz") filed a lawsuit in the Superior Court of New Jersey, Law Division, for Bergen County, seeking to enjoin the New Jersey Sports &

Exposition Authority ("NJSEA") from entering into a contract with The Mills Corporation and the Operating Partnership for the redevelopment of the Continental Airlines Arena site. The case was dismissed by the trial court but Hartz appealed. Hartz also appealed the NJSEA's final decision which denied Hartz's bid protest on October 23, 2003. Westfield America, Inc., has also protested the NJSEA decision, and has appealed the NJSEA's denial of its protest. In January 2004, Hartz and Westfield also appealed the NJSEA's approval and execution of the final Redevelopment Agreement. Four citizens, Elliot Braha, Richard DeLauro, George Perry and Carol Coronato, have also filed lawsuits challenging the NJSEA award to Mills and the Operating Partnership. All of these cases are now pending unresolved in the Superior Court of New Jersey, Appellate Division. The Operating Partnership believes that its proposal fully complied with applicable laws and the request for proposals, and plans to vigorously enforce its rights concerning this project. The Operating Partnership does not believe that the ultimate resolution of this matter will have a material adverse effect on the Operating Partnership's financial condition taken as a whole.

        On May 8, 2003, an adversary proceeding arising out of the bankruptcy of Broadband Office, Inc. ("BBO") was commenced by BBO and the Official Committee of Unsecured Creditors of BBO ("Plaintiffs") in the United States Bankruptcy Court for the District of Delaware. On August 25, 2003, the Plaintiffs filed an Amended Complaint. As amended, the Complaint names as defendants the Operating Partnership, the chief executive officer of the Corporation, and certain alleged affiliates of the Corporation (the "Mack-Cali Defendants"). Also named as defendants are seven other real estate investment trusts or partnerships ("REITs") that invested in BBO and the eight individuals designated by the REITs to serve on the Board of Directors of BBO. Plaintiffs assert, among other things, that the Defendants breached fiduciary duties to BBO, its minority shareholders (other than the REITs) and its creditors by approving a spin-off of BBO's assets to a newly created entity, and approving the sale of BBO's remaining assets to Yipes, Inc., both for allegedly inadequate consideration. Plaintiffs seek an unspecified amount of compensatory and punitive damages in connection with their fiduciary duty claims. In addition, Plaintiffs seek to avoid all payments and other transfers made to Defendants within one year of BBO's bankruptcy filing under various provisions of the Bankruptcy Code, and to obtain "turnover" of certain property under Section 542(b) of the Code. On July 8, 2003, the district court withdrew the reference of this proceeding to the bankruptcy court, and the action is now pending in the United States District Court for the District of Delaware. The Mack-Cali Defendants have denied the claims asserted in the Amended Complaint, and believe they have substantial defenses to the claims asserted against them. The Operating Partnership does not believe that the ultimate resolution of this matter will have a material adverse effect on the Operating Partnership's financial condition taken as a whole.

        As of December 31, 2003, the Operating Partnership's total indebtedness of $1.6 billion (weighted average interest rate of 7.10 percent) was comprised of $32.2 million of variable rate mortgage debt (weighted average rate of 1.84 percent) and fixed rate debt of approximately $1.6 billion (weighted average rate of 7.21 percent).

        The Corporation and Operating Partnership have three investment grade credit ratings. Standard & Poor's Rating Services ("S&P") and Fitch, Inc. ("Fitch") have each assigned their BBB rating to existing and prospective senior unsecured debt of the Operating Partnership. S&P and Fitch have also assigned their BBB-rating to existing and prospective preferred stock offerings of the Corporation. Moody's Investors Service ("Moody's") has assigned its Baa2 rating to existing and prospective senior unsecured debt of the Operating Partnership and its Baa3 rating to its existing and prospective preferred stock offerings of the Corporation.

        On September 27, 2002, the Operating Partnership obtained an unsecured revolving credit facility with a current borrowing capacity of $600.0 million from a group of 15 lenders, as described in Note 10 to the Financial Statements. As of December 31, 2003, the Operating Partnership had no outstanding borrowings under its unsecured revolving credit facility, which resulted primarily from a paydown on the facility in September 2003 from proceeds received in the Operating Partnership's sale of its interest in the American Financial Exchange joint venture.

        The interest rate on any outstanding borrowings under the unsecured facility is currently LIBOR plus 70 basis points. The Operating Partnership may instead elect an interest rate representing the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points. The unsecured facility also currently requires a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears.

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

        The unsecured facility matures in September 2005, with an extension option of one year, which would require a payment of 25 basis points of the then borrowing capacity of the facility upon exercise. The Operating Partnership believes that the unsecured facility is sufficient to meet its revolving credit facility needs.

        The terms of the unsecured facility include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties (to the extent that: (i) such property dispositions cause the Operating Partnership to default on any of the financial ratios of the facility described below, or (ii) the property dispositions are completed while the Operating Partnership is under an event of default under the facility, unless, under certain circumstances, such disposition is being carried out to cure such default), and which require compliance with financial ratios relating to the maximum leverage ratio, the maximum amount of secured indebtedness, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations. The dividend restriction referred to above provides that, except to enable the Corporation to continue to qualify as a REIT under the Code, the Corporation will not during any four consecutive fiscal quarters make distributions with respect to common stock or other common equity interests in an aggregate amount in excess of 90 percent of funds from operations (as defined in the facility agreement) for such period, subject to certain other adjustments.

        The terms of the Operating Partnership's Senior Unsecured Notes, as defined in Note 9 to the Financial Statements (which totaled approximately $1.1 billion as of December 31, 2003), include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

        As of December 31, 2003, the Operating Partnership had 233 unencumbered properties, totaling 21.1 million square feet, representing 78.2 percent of the Operating Partnership's total portfolio on a square footage basis.

        The debt of the Operating Partnership's unconsolidated joint ventures aggregating $129.7 million is non-recourse to the Operating Partnership except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations. The Operating Partnership has posted an $8.0 million letter of credit in support of the Harborside South Pier joint venture, $4.0 million of which is indemnified by Hyatt.

        The following table outlines the timing of payment requirements related to the Operating Partnership's debt, PILOT agreements, and ground lease agreements (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	6-10 years	After 10 years
Senior unsecured notes	$1,127,859	$299,983	—	—	$827,876	—
Revolving credit facility	—	—	—	—	—	—
Mortgages and loans payable	500,725	10,374	$410,190	$10,030	70,131	—
Payments in lieu of taxes (PILOT)	101,151	8,065	12,398	8,706	24,337	47,645
Ground lease payments	23,657	578	1,731	1,111	2,660	17,577

        As of December 31, 2003, the Operating Partnership's total debt had a weighted average term to maturity of approximately 4.3 years.

        On February 9, 2004, the Operating Partnership issued $100 million face amount of 5.125 percent senior unsecured notes due February 15, 2014 with interest payable semi-annually in arrears. The total proceeds from the issuance (net of selling commissions and discount) of approximately $98.5 million will be held until March 15, 2004, at which time the Operating Partnership intends to use the net proceeds from the sale, together with borrowings under its unsecured revolving credit facility and available cash, to repay $300 million, 7.00 percent Senior Unsecured notes due on that date.

        The Operating Partnership does not intend to reserve funds to retire the remainder of the Operating Partnership's senior unsecured notes or its mortgages and loans payable upon maturity. Instead, the Operating Partnership will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates. If it cannot raise such proceeds, the Operating Partnership may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility. As of December 31, 2003, the Operating Partnership had no outstanding borrowings under its $600 million unsecured revolving credit facility. The Operating Partnership is reviewing various refinancing options, including the purchase of its senior unsecured notes in privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt, preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during 2004. The Operating Partnership anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Operating Partnership's capital and liquidity needs both in the short and long-term. However, if these sources of funds are insufficient or unavailable, the Operating Partnership's ability to make the expected distributions discussed below may be adversely affected.

        The Corporation has an effective shelf registration statement with the SEC for an aggregate amount of $2.0 billion in equity securities of the Corporation. The Corporation and Operating

Partnership also have an effective shelf registration statement with the SEC for an aggregate of $2.0 billion in debt securities, preferred stock and preferred stock represented by depositary shares, under which the Operating Partnership has issued an aggregate of $1.3 billion of senior unsecured notes and the Corporation has issued $25 million of preferred stock.

        On September 13, 2000, the Board of Directors authorized an increase to the Corporation's repurchase program under which the Corporation was permitted to purchase up to an additional $150.0 million of the Corporation's outstanding common stock ("Repurchase Program"). From that date through February 20, 2004, the Corporation purchased and retired, under the Repurchase Program, 3.7 million shares of its outstanding common stock for an aggregate cost of approximately $104.5 million. Concurrent with these repurchases, the Corporation sold to the Operating Partnership 3.7 million shares of its outstanding common units for an aggregate cost of approximately $104.5 million. The Corporation has a remaining authorization to repurchase up to an additional $45.5 million of its outstanding common stock, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

        The Operating Partnership may not dispose of or distribute certain of its properties, currently comprising 140 properties with an aggregate net book value of approximately $1.8 billion, which were originally contributed by members of either the Mack Group (which includes William L. Mack, Chairman of the Corporation's Board of Directors; David S. Mack, a director of the Corporation, Earle I. Mack, a former director of the Corporation; and Mitchell E. Hersh, chief executive officer and director of the Corporation), the Robert Martin Group (which includes Robert F. Weinberg, a former director of the Corporation; Martin S. Berger, a director of the Corporation; and Timothy M. Jones, president of the Corporation), or the Cali Group (which includes John J. Cali, a former director of the Corporation and John R. Cali, a director of the Corporation) without the express written consent of a representative of the Mack Group, the Robert Martin Group or the Cali Group, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate Mack Group, Robert Martin Group or Cali Group members for the tax consequences of the recognition of such built-in-gains (collectively, the "Property Lock-Ups"). The aforementioned restrictions do not apply in the event that the Operating Partnership sells all of its properties or in connection with a sale transaction which the Corporation's Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Operating Partnership or to cure any material monetary default on any mortgage secured by a property. The Property Lock-Ups expire periodically through 2008. Upon the expiration of the Property Lock-Ups, the Operating Partnership is required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate Mack Group, Robert Martin Group or Cali Group members.

        To maintain its qualification as a REIT, the Corporation must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. Moreover, the Corporation intends to continue to make regular quarterly distributions to its common stockholders which, based upon current policy, in the aggregate would equal approximately $151.4 million on an annualized basis. However, any such distribution, whether for federal income tax purposes or otherwise, would only be paid out of available cash, including borrowings and other sources, after meeting operating requirements, preferred stock and unit dividends and distributions, and scheduled debt service on the Operating Partnership's debt.

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

        Approximately $1.6 billion of the Operating Partnership's long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of December 31, 2003 was LIBOR plus 65 basis points.

December 31, 2003 Debt, including current portion	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
($'s in thousands)
Fixed Rate	$316,051	$259,523	$144,595	$9,199	$(173)	$867,211	$1,596,406	$1,738,227
Average Interest Rate	7.33%	7.13%	7.36%	6.96%	5.96%	7.07%	7.21%
Variable Rate						$32,178	$32,178	$32,178

        While the Operating Partnership has not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in losses to the Operating Partnership which could adversely affect its operating results and liquidity.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by Item 8 is contained in the Consolidated Financial Statements, together with the notes to the Consolidated Financial Statements and the report of independent accountants.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                   FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

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

        Internal Control Over Financial Reporting.    There have not been any changes in the Operating Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by Item 10 is incorporated by reference to the Corporation's definitive proxy statement for its annual meeting of shareholders expected to be held on May 20, 2004.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated by reference to the Corporation's definitive proxy statement for its annual meeting of shareholders expected to be held on May 20, 2004.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                     AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is incorporated by reference to the Corporation's definitive proxy statement for its annual meeting of shareholders expected to be held on May 20, 2004.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 is incorporated by reference to the Corporation's definitive proxy statement for its annual meeting of shareholders expected to be held on May 20, 2004.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by Item 14 is incorporated by reference to the Corporation's definitive proxy statement for its annual meeting of shareholders expected to be held on May 20, 2004.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1.     Financial Statements and Report of PricewaterhouseCoopers LLP, Independent Auditors

    Consolidated Balance Sheets as of December 31, 2003 and 2002

    Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001

    Consolidated Statements of Changes in Partners' Capital for the Years Ended December 31, 2003, 2002 and 2001

    Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

    Notes to Consolidated Financial Statements

(a)2.     Financial Statement Schedules

    Schedule III—Real Estate Investments and Accumulated Depreciation as of December 31, 2003

    Consolidated Financial Statements and Report of PricewaterhouseCoopers LLP, Independent Auditors, for American Financial Exchange L.L.C. and Subsidiaries ("AFE"):

    –
    Consolidated Balance Sheets as of September 28, 2003 and December 31, 2002

    –
    Consolidated Statements of Operations for the period from January 1, 2003 to September 28, 2003 and for the years ended December 31, 2002 and 2001

    –
    Consolidated Statements of Changes in Members' Capital for the period from January 1, 2003 to September 28, 2003 and for the years ended December 31, 2002 and 2001

    –
    Consolidated Statements of Cash Flows for the period from January 1, 2003 to September 28, 2003 and for the years ended December 31, 2002 and 2001

    –
    Notes to Consolidated Financial Statements

    The consolidated financial Statements of AFE are being provided to comply with applicable rules and regulations of the Securities and Exchange Commission. The Operating Partnership sold its interest in AFE, in which it held a 50 percent interest, on September 29, 2003. See Note 4 to the Operating Partnership's Consolidated Financial Statements.

    All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(a)3.     Exhibits

    The exhibits required by this item are set forth on the Exhibit Index attached hereto.

(b)         Reports on Form 8-K

    During the fourth quarter of 2003, the Operating Partnership did not file any Current Reports on Form 8-K.

REPORT OF INDEPENDENT AUDITORS

To the Partners of Mack-Cali Realty, L.P.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Mack-Cali Realty, L.P. and its subsidiaries (the "Operating Partnership") at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Operating Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP PricewaterhouseCoopers LLP New York, New York February 24, 2004
To the Partners of Mack-Cali Realty, L.P.:

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(in thousands, except per unit amounts)
ASSETS
Rental property
Land and leasehold interests	$552,287	$544,176
Buildings and improvements	3,176,236	3,141,003
Tenant improvements	218,493	164,945
Furniture, fixtures and equipment	7,616	7,533

	3,954,632	3,857,657
Less—accumulated depreciation and amortization	(546,007)	(445,569)

Net investment in rental property	3,408,625	3,412,088
Cash and cash equivalents	78,375	1,167
Investments in unconsolidated joint ventures	48,624	176,797
Unbilled rents receivable, net	74,608	64,759
Deferred charges and other assets, net	126,791	127,551
Restricted cash	8,089	7,777
Accounts receivable, net of allowance for doubtful accounts of $1,392 and $1,856	4,458	6,290

Total assets	$3,749,570	$3,796,429

LIABILITIES AND PARTNERS' CAPITAL
Senior unsecured notes	$1,127,859	$1,097,346
Revolving credit facilities	—	73,000
Mortgages and loans payable	500,725	582,026
Distributions payable	46,873	45,067
Accounts payable and accrued expenses	41,423	50,774
Rents received in advance and security deposits	40,099	39,038
Accrued interest payable	23,004	24,948

Total liabilities	1,779,983	1,912,199

Commitments and contingencies
Partners' capital:
General Partner, 10,000 and 0 preferred units outstanding	24,836	—
Limited partners, 215,018 and 215,894 preferred units outstanding	220,547	221,445
General Partner, 59,420,484 and 57,318,478 common units outstanding	1,516,652	1,454,194
Limited partners, 7,795,498 and 7,813,806 common units outstanding	207,552	208,591

Total partners' capital	1,969,587	1,884,230

Total liabilities and partners' capital	$3,749,570	$3,796,429

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2002	2001
	(in thousands, except per unit amounts)
REVENUES
Base rents	$505,985	$489,149	$503,076
Escalations and recoveries from tenants	61,418	56,746	55,609
Parking and other	18,843	17,717	10,335

Total revenues	586,246	563,612	569,020

EXPENSES
Real estate taxes	64,718	60,417	61,552
Utilities	41,788	38,282	43,250
Operating services	74,956	67,033	67,321
General and administrative	31,461	26,977	28,431
Depreciation and amortization	119,157	107,949	91,413
Interest expense	116,311	107,823	112,003
Interest income	(1,100)	(2,301)	(2,186)
Loss on early retirement of debt, net	2,372	—	—

Total expenses	449,663	406,180	401,784

Income from continuing operations before equity in earnings of unconsolidated joint ventures	136,583	157,432	167,236
Equity in earnings of unconsolidated joint ventures, net	13,480	14,793	9,004
Gain on sale of investment in unconsolidated joint ventures	23,952	—	—

Income from continuing operations	174,015	172,225	176,240
Discontinued operations:
Income (loss) from discontinued operations	271	(337)	1,458
Realized gain on disposition of rental property	3,540	—	—

Total discontinued operations, net	3,811	(337)	1,458
Realized gains (losses) and unrealized losses on disposition of rental property, net	—	2,759	(11,864)

Net income	177,826	174,647	165,834
Preferred unit distributions	(17,340)	(15,656)	(15,644)

Net income available to common unitholders	$160,486	$158,991	$150,190

Basic earnings per common unit:
Income from continuing operations	$2.39	$2.45	$2.31
Discontinued operations	0.06	(0.01)	0.02

Net income available to common unitholders	$2.45	$2.44	$2.33

Diluted earnings per common unit:
Income from continuing operations	$2.37	$2.44	$2.30
Discontinued operations	0.06	(0.01)	0.02

Net income available to common unitholders	$2.43	$2.43	$2.32

Distributions declared per common unit	$2.52	$2.50	$2.46

Basic weighted average units outstanding	65,526	65,109	64,495

Diluted weighted average units outstanding	65,990	65,427	64,775

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	General Partner Preferred Units	Limited Partners Preferred Units	General Partner Common Units	Limited Partners Common Units	General Partner Preferred Unitholders	Limited Partners Preferred Unitholders	General Partner Common Unitholders	Limited Partners Common Unitholders	Unit Warrants	Total
	(in thousands)
Balance at January 1, 2001	—	220	56,981	7,964	$—	$226,005	$1,453,290	$212,994	$8,524	$1,900,813
Net income	—	—	—	—	—	15,644	131,659	18,531	—	165,834
Distributions	—	—	—	—	—	(15,644)	(139,416)	(19,571)	—	(174,631)
Redemption of limited partner common units for shares of common stock	—	—	9	(9)	—	—	239	(239)	—	—
Contributions—proceeds from stock options exercised	—	—	904	—	—	—	20,675	—	—	20,675
Deferred compensation plan for directors	—	—	—	—	—	—	156	—		156
Issuance of Restricted Stock Awards	—	—	95	—	—	—	41	—		41
Amortization of stock compensation	—	—	—	—	—	—	1,356	—		1,356
Cancellation of Restricted Stock Awards	—	—	(7)	—	—	—	—	—		—
Repurchase of general partner common units	—	—	(1,270)	—	—	—	(35,412)	—		(35,412)

Balance at December 31, 2001	—	220	56,712	7,955	$—	$226,005	$1,432,588	$211,715	$8,524	$1,878,832
Net income	—	—	—	—	—	15,656	139,722	19,269	—	174,647
Distributions	—	—	—	—		(15,656)	(143,782)	(19,648)	—	(179,086)
Redemption of preferred units for common units	—	(4)	—	128	—	(4,560)	—	4,560	—	—
Redemption of limited partner common units for shares of common stock	—	—	269	(269)	—	—	8,299	(8,299)	—	—
Redemption of limited partner units for cash	—	—	—	(1)	—	—	—	(29)	—	(29)
Expiration of Unit Warrants	—	—	—	—	—	—	7,501	1,023	(8,524)	—
Contributions—proceeds from stock options exercised	—	—	646	—	—	—	17,007	—		17,007
Contributions—proceeds from Stock Warrants exercised	—	—	107	—	—	—	3,547	—		3,547
Deferred compensation plan for directors	—	—	—	—	—	—	170	—		170
Amortization of stock compensation	—	—	—	—	—	—	1,699	—	—	1,699
Repurchase of general partner common units	—	—	(416)	—	—	—	(12,557)	—	—	(12,557)

Balance at December 31, 2002	—	216	57,318	7,813	$—	$221,445	$1,454,194	$208,591	$—	$1,884,230
Net income	—	—	—	—	1,672	15,668	141,381	19,105	—	177,826
Distributions	—	—	—	—	(1,672)	(15,668)	(147,136)	(19,657)	—	(184,133)
Issuance of preferred units	10	—	—	—	24,836	—	—	—		24,836
Redemption of preferred units for common units	—	(1)	—	25	—	(898)	—	898	—	—
Redemption of limited partner common units for shares of common stock	—	—	44	(44)	—	—	1,385	(1,385)	—	—
Units issued under Dividend Reinvestment & Stock Repurchase Plan	—	—	4	—	—	—	148	—	—	148
Contributions—proceeds from stock options exercised	—	—	1,421	—	—	—	47,196	—	—	47,196
Contributions—proceeds from Stock Warrants exercised	—	—	443	—	—	—	16,581	—	—	16,581
Stock options expense	—	—	—	—	—	—	189	—	—	189
Deferred compensation plan for directors	—	—	—	—	—	—	227	—	—	227
Issuance of Restricted Stock Awards	—	—	225	—	—	—	1,586	—	—	1,586
Amortization of stock compensation	—	—	—	—	—	—	1,931	—	—	1,931
Repurchase of general partner common units	—	—	(35)	—	—	—	(1,030)	—	—	(1,030)

Balance at December 31, 2003	10	215	59,420	7,794	$24,836	$220,547	$1,516,652	$207,552	$—	$1,969,587

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$177,827	$174,647	$165,834
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	119,157	107,949	91,413
Depreciation and amortization on discontinued operations	604	1,564	58
Stock options expense	189	—	—
Amortization of stock compensation	1,931	1,699	1,356
Amortization of deferred financing costs and debt discount	4,713	4,739	5,113
Write-off of unamortized interest rate contract	1,540	—	—
Discount on early retirement of debt	(2,008)	—	—
Equity in earnings of unconsolidated joint ventures, net	(13,480)	(14,793)	(9,004)
Gain on sale of investment in unconsolidated joint venture	(23,952)	—	—
Realized (gains) losses and unrealized losses on disposition of rental property, net	(3,541)	(2,759)	11,864
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(10,120)	(7,171)	(11,318)
Increase in deferred charges and other assets, net	(23,681)	(35,650)	(14,006)
Decrease (increase) in accounts receivable, net	1,832	(1,129)	3,085
(Decrease) increase in accounts payable and accrued expenses	(9,351)	(13,846)	11,012
Increase in rents received in advance and security deposits	1,061	5,526	2,366
(Decrease) increase in accrued interest payable	(1,944)	(639)	8,110

Net cash provided by operating activities	$220,777	$220,137	$265,883

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to rental property	$(113,926)	$(253,023)	$(279,686)
Repayment of mortgage note receivable	3,542	3,813	5,983
Investments in unconsolidated joint ventures	(13,472)	(57,106)	(71,272)
Distributions from unconsolidated joint ventures	14,624	41,642	38,689
Proceeds from sale of investment in unconsolidated joint ventures	164,867	—	—
Proceeds from sales of rental property	18,690	158,188	162,057
(Increase) decrease in restricted cash	(312)	137	(1,357)

Net cash provided by (used in) investing activities	$74,013	$(106,349)	$(145,586)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from senior unsecured notes	$124,714	—	$298,269
Proceeds from revolving credit facilities	297,852	$495,575	412,240
Repayments of revolving credit facilities	(370,852)	(482,075)	(701,581)
Repayment of senior unsecured notes	(95,284)	—	—
Proceeds from mortgages and loans payable	—	41,749	70,000
Repayments of mortgages and loans payable	(78,687)	(3,635)	(7,290)
Net proceeds from preferred unit issuance	24,836	—	—
Repurchase of common stock	(1,030)	(12,557)	(35,412)
Payment of financing costs	(577)	(6,971)	(3,484)
Proceeds from stock options exercised	47,196	17,001	20,675
Proceeds from stock warrants exercised	16,581	3,546	—
Payment of distributions	(182,331)	(178,089)	(174,058)

Net cash used in financing activities	$(217,582)	$(125,456)	$(120,641)

Net increase (decrease) in cash and cash equivalents	$77,208	$(11,668)	(344)
Cash and cash equivalents, beginning of period	$1,167	$12,835	$13,179

Cash and cash equivalents, end of period	$78,375	$1,167	$12,835

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

        The General Partner is a fully integrated, self-administered, self-managed real estate investment trust ("REIT"). The General Partner controls the Operating Partnership as its sole general partner, and owned an 88.4 percent and 88.0 percent common unit interest in the Operating Partnership as of December 31, 2003 and December 31, 2002, respectively.

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

        As of December 31, 2003, the Operating Partnership owned or had interests in 263 properties plus developable land (collectively, the "Properties"). The Properties aggregate approximately 28.3 million square feet, which are comprised of 154 office buildings and 97 office/flex buildings totaling approximately 27.8 million square feet (which include four office buildings and one office/flex building aggregating 1.2 million square feet owned by unconsolidated joint ventures in which the Operating Partnership has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, three retail properties totaling approximately 118,040 square feet (which includes a mixed use retail property totaling approximately 100,740 square feet owned by an unconsolidated joint venture in which the Operating Partnership has an investment interest), one hotel (which is owned by an unconsolidated joint venture in which the Operating Partnership has an investment interest) and two parcels of land leased to others. The Properties are located in eight states, primarily in the Northeast, plus the District of Columbia.

BASIS OF PRESENTATION

        The accompanying consolidated financial statements include all accounts of the Operating Partnership and its majority-owned and/or controlled subsidiaries. See Investments in Unconsolidated Joint Ventures in Note 2 for the Operating Partnership's treatment of unconsolidated joint venture interests. All significant intercompany accounts and transactions have been eliminated.

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

2.     SIGNIFICANT ACCOUNTING POLICIES

Rental Property

        Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Included in total rental property is construction and development in-progress of $84,105 and $168,700 (including land of $49,045 and $50,481) as of December 31, 2003 and 2002, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

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

        Above-market and below-market lease values for acquired properties are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management's estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining term of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed rate renewal options of the respective leases.

        Other intangible assets acquired include amounts for in-place lease values and tenant relationship values which are based on management's evaluation of the specific characteristics of each tenant's lease and the Operating Partnership's overall relationship with the respective tenant. Factors to be considered by management in its analysis of in-place lease values include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, management considers leasing commissions, legal and other related expenses. Characteristics considered by management in valuing tenant relationships include the nature and extent of the Operating Partnership's existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant's credit quality and expectations of lease renewals. The value of in-place leases are amortized to expense over the remaining initial terms of the respective leases. The value of tenant relationship intangibles are amortized to expense over the anticipated life of the relationships.

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

        Effective January 1, 2002, the Operating Partnership adopted the provisions of Statement of Financial Accounting Standards ("FASB") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes FASB No. 121. FASB No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. FASB No. 144 retains the requirements of FASB No. 121 regarding impairment loss recognition and measurement. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. As the statement requires implementation on a prospective basis, properties which were identified as held for sale by the Operating Partnership prior to January 1, 2002 are presented in the accompanying financial statements in a manner consistent with the presentation prior to January 1, 2002. Properties identified as held for sale and/or sold from January 1, 2002 forward are presented in discontinued operations for all periods presented. See Note 7.

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

Deferred Financing Costs

        Costs incurred in obtaining financing are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $4,713, $4,739 and $4,638 for the years ended December 31, 2003, 2002 and 2001, respectively.

Deferred Leasing Costs

        Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Operating Partnership are compensated for providing leasing services to the Properties. The portion of such compensation, which is capitalized and amortized, approximated $3,783, $4,083 and $4,013 for the years ended December 31, 2003, 2002 and 2001, respectively.

Derivative Instruments

        The Operating Partnership measures derivative instruments, including certain derivative instruments embedded in other contracts, at fair value and records them as an asset or liability, depending on the Operating Partnership's rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of the derivative are reported in other comprehensive income ("OCI") and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging and ineffective portions of hedges are recognized in earnings in the affected period. See Note 11—Interest Rate Contract.

Revenue Recognition

        Base rental revenue is recognized on a straight-line basis over the terms of the respective leases. Unbilled rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements. Above-market and below-market lease values for acquired properties are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management's estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. The capitalized above-market lease values for acquired properties are amortized as a reduction of base rental revenue over the remaining term of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed rate renewal options of the respective leases. Parking and other revenue includes income from parking spaces leased to tenants, income from tenants for additional services provided by the Operating Partnership, income from tenants for early lease terminations and income from managing and/or leasing properties for third parties. Escalations and recoveries are received from tenants for certain costs as provided in the lease agreements. These costs generally include real estate taxes, utilities, insurance, common area maintenance and other recoverable costs. See Note 16.

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

        As of December 31, 2003, the net basis of the rental property for Federal income tax purposes was lower than the net assets as reported in the Operating Partnership's financial statements by approximately $883,186. The Operating Partnership's taxable income for the years ended December 31, 2003, 2002 and 2001 was approximately $182,178, $184,783 and $179,067, respectively. The differences between book income and taxable income primarily result from differences in depreciation expense, the recording of rental income, differences in the deductibility of certain expenses for tax purposes, differences in revenue recognition and the rules for tax purposes of a property exchange

Earnings Per Unit

        The Operating Partnership presents both basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount.

Distributions Payable

        The distributions payable at December 31, 2003 represents distributions payable to preferred unitholders (10,000 Series C Preferred units), common unitholders (67,402,002 common units) and preferred distributions payable to preferred unitholders (215,018 Series B preferred units) for all such holders of record as of January 6, 2004 with respect to the fourth quarter 2003. The fourth quarter 2003 Series C preferred unit distributions of $50.00 per preferred unit, common unit distributions of $0.63 per common unit, as well as the fourth quarter Series B preferred unit distributions of $18.1818 per preferred unit, were approved by the Corporation's Board of Directors on December 17, 2003. The preferred unit distributions payable were paid on January 15, 2004. The common and Series B preferred unit distributions payable were paid on January 16, 2004.

        The dividends and distributions payable at December 31, 2002 represents distributions payable to common unitholders (65,304,223 common units) and preferred distributions payable to preferred unitholders (215,894 Series B preferred units) for all such holders of record as of January 6, 2003 with respect to the fourth quarter 2002. The fourth quarter 2002 common unit distributions of $0.63 per common unit as well as the fourth quarter preferred unit distribution of $18.1818 per preferred unit, were approved by the Corporation's Board of Directors on December 19, 2002 and paid on January 17, 2003.

Costs Incurred for Preferred Stock Issuances

        Costs incurred in connection with the Corporation's preferred stock issuances are reflected as a reduction of General Partners' capital.

Stock Options

        With respect to the Corporation's stock options which were granted prior to 2002, the Operating Partnership accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25"). Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Corporation's stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Corporation's policy is to grant options with an exercise price equal to the quoted closing market price of the Corporation's stock on the business day preceding the grant date. Accordingly, no compensation cost has been recognized under the Corporation's stock option plans for the granting of stock options made prior to 2002. In 2002, the Operating Partnership adopted the provisions of FASB No. 123, which requires, on a prospective basis, that the value of stock options at the grant date be amortized ratably into expense over the appropriate vesting period. The Corporation did not grant any stock options in 2002. For the year ended December 31, 2003, the Operating Partnership recorded stock options expense of $189 for stock options granted in 2003. FASB No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, was issued in December 2002 and amends FASB No. 123, Accounting for Stock Based Compensation. FASB No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation. In addition, this Statement amends the disclosure requirements of FASB No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FASB No. 148 disclosure requirements are presented as follows:

        The following table illustrates the effect on net income and earnings per unit if the fair value based method had been applied to all outstanding and unvested stock awards in each period:

	Year Ended December 31,
	2003	2002	2001
	Basic EPU	Basic EPU	Basic EPU
Net income, as reported	$177,826	$174,647	$165,834
Add: Stock-based employee compensation expense included in reported net income	3,435	1,694	1,360
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(4,860)	(4,351)	(7,503)

Pro forma net income	176,401	171,990	159,691
Deduct: Preferred unit distributions	(17,340)	(15,656)	(15,644)

Pro forma net income available to common unitholders — basic	$159,061	$156,334	$144,047

Earnings Per Unit:
Basic — as reported	$2.45	$2.44	$2.33
Basic — pro forma	$2.43	$2.40	$2.23
Diluted — as reported	$2.43	$2.43	$2.32
Diluted — pro forma	$2.41	$2.39	$2.22

Reclassifications

        Certain reclassifications have been made to prior period amounts in order to conform with current period presentation.

3.     REAL ESTATE PROPERTY TRANSACTIONS

2003 TRANSACTIONS

Property Acquisitions

        The Operating Partnership acquired the following operating properties during the year ended December 31, 2003:

Acquisition Date	Property/Address	Location	# of Bldgs.	Rentable Square Feet	Investment by Operating Partnership (a)
Office:
09/12/03	4 Sentry Parkway	Blue Bell, Montgomery County, PA	1	63,930	$10,432

09/23/03	14 Commerce Drive	Cranford, Union County, NJ	1	67,189	8,387

Total Office Property Acquisitions:			2	131,119	18,819

Office/Flex:
08/19/03	3 Odell Plaza	Yonkers, Westchester County, NY	1	71,065	6,100

Total Property Acquisitions:			3	202,184	$24,919

(a)
Transactions were funded primarily through borrowings on the Operating Partnership's revolving credit facility, from net proceeds received in the sale or sales of rental property, and/or from the Operating Partnership's cash reserves. Amounts are as of December 31, 2003.

Sales

        The Operating Partnership sold the following properties during the year ended December 31, 2003:

Sale Date	Property/Address	Location	# of Bldgs.	Rentable Square Feet	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)
Office:
03/28/03	1770 St. James Place	Houston, Harris County, TX	1	103,689	$5,469	$4,145	$1,324
10/31/03	111 Soledad	San Antonio, Bexar County, TX	1	248,153	10,782	10,538	244

Total Office Property Sales:			2	351,842	$16,251	$14,683	$1,568

Land:
11/19/03	Home Depot land lease	Hamilton Township, Mercer County, NJ	1	27.7 acres	2,471	498	1,973

Total Sales:			3	351,842	$18,722	$15,181	$3,541

2002 TRANSACTIONS

Property Acquisitions

        The Operating Partnership acquired the following operating properties during the year ended December 31, 2002:

Acquisition Date	Property/Address	Location	# of Bldgs.	Rentable Square Feet	Investment by Operating Partnership (a)
Office:
08/09/02	25 Commerce Drive	Cranford, Union County, NJ	1	67,749	$7,706
08/09/02	3 Skyline Drive (b)	Hawthorne, Westchester County, NY	1	75,668	9,460
11/01/02	1633 Littleton Road (c)	Parsippany, Morris County, NJ	1	57,722	11,833
11/05/02	1266 East Main Street	Stamford, Fairfield County, CT	1	179,260	33,205
12/11/02	2200 Renaissance Boulevard	King of Prussia, Montgomery County, PA	1	174,124	26,800
12/31/02	16 & 18 Sentry Park West	Blue Bell, Montgomery County, PA	2	188,103	34,466

Total Office Property Acquisitions:			7	742,626	$123,470

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

Land Acquisitions

        On June 12, 2002, the Operating Partnership acquired three land parcels located in Hawthorne and Yonkers, Westchester County, New York in one transaction for a total cost of approximately $2,600. The land was acquired from an entity whose principals include Timothy M. Jones, Martin S. Berger and Robert F. Weinberg, each of whom are affiliated with the Operating Partnership as the President of the Corporation, a current member of the Board of Directors and a former member of the Board of Directors of the Corporation, respectively. See Note 18 for further discussion of related party transactions.

Properties Commencing Initial Operations

        The following properties commenced initial operations during the year ended December 31, 2002:

Date	Property/Address	Location	# of Bldgs.	Rentable Square Feet	Investment by Operating Partnership (a)
Office:
09/03/02	Harborside Plaza 5	Jersey City, Hudson County, NJ	1	977,225	$196,610	(b)
11/18/02	600 Horizon Drive	Hamilton Township, Mercer County, NJ	1	95,000	7,549

Total Office Properties Commencing Operations:			2	1,072,225	$204,159

Office/Flex:
04/01/02	125 Clearbrook Road	Elmsford, Westchester County, NY	1	33,000	4,985	(c)

Total Properties Commencing Initial Operations:			3	1,105,225	$209,144

(a)
Development costs were funded primarily through draws on the Operating Partnership's revolving credit facility. Amounts are as of December 31, 2002.

(b)
Amount consists of $176,900 included in rental property, and $19,710 of leasing commissions and other deferred leasing costs, which are included in deferred charges and other assets.

(c)
Amount consists of $4,731 included in rental property, and $254 of leasing commissions, which is included in deferred charges and other assets.

Sales

        The Operating Partnership sold the following properties during the year ended December 31, 2002:

Sale Date	Property/Address	Location	# of Bldg s.	Rentable Square Feet	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)
Office:
05/13/02	Dallas Portfolio (a)	Metro Dallas, TX	4	488,789	$33,115	$34,760	$(1,645)
05/29/02	750 South Richfield Street	Aurora, Arapahoe County, CO	1	108,240	20,631	21,291	(660)
06/06/02	Houston Portfolio (b)	Houston, Harris County, TX	3	413,107	25,482	24,393	1,089
07/15/02	501 Kennedy Boulevard	Tampa, Hillsborough County, FL	1	297,429	22,915	22,459	456
10/16/02	Arizona Portfolio (c)	Maricopa County, AZ	3	416,967	42,764	42,719	45

Total Office Property Sales:			12	1,724,532	$144,907	$145,622	$(715)

Residential:
01/30/02	25 Martine Avenue	White Plains, Westchester County, NY	1	124 units	17,559	10,461	7,098
Other:
04/25/02	Horizon Center Land	Hamilton Township, Mercer County, NJ	—	0.756 acres	758	41	717

Total Sales:			13	1,724,532	$163,224	$156,124	$7,100

(a)
On May 13, 2002, the Operating Partnership sold 3100 Monticello, 2300 Valley View, 150 West Parkway and 555 Republic Place in a single transaction with one buyer, Brookview Properties, L.P., an entity that includes a partner, whose principals include Paul A. Nussbaum, a former member of the Board of Directors of the Corporation. The Operating Partnership provided the purchaser with a $5,000 subordinated loan that bore interest at 15 percent with a current pay rate of 11 percent. The entire principal of the loan was payable at maturity in November 2007. The loan was repaid in full by July 2003.

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

4.     INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

        The debt of the Operating Partnership's unconsolidated joint ventures aggregating $129,674 as of December 31, 2003 is non-recourse to the Operating Partnership, except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations, and except as otherwise indicated below.

MEADOWLANDS XANADU

        On November 25, 2003, the Operating Partnership and affiliates of The Mills Corporation ("Mills") entered into a joint venture agreement to form Meadowlands Mills/Mack-Cali Limited Partnership ("Meadowlands Venture") for the purpose of developing a $1.3 billion family entertainment and recreation complex with an office and hotel component to be built at the Meadowlands sports complex in East Rutherford, New Jersey ("Meadowlands Xanadu"). Meadowlands Xanadu's approximately 4.76 million-square-foot complex is expected to feature a family entertainment destination comprising three themed zones: sports/recreation, children's activities and fashion, in addition to four office buildings, aggregating approximately 1.8 million square feet, and a 520-room hotel.

        On December 3, 2003, the Meadowlands Venture entered into a redevelopment agreement with the New Jersey Sports and Exposition Authority ("NJSEA") (the "Redevelopment Agreement") for the redevelopment of the area surrounding the Continental Airlines Arena in East Rutherford, New Jersey and the construction of the Meadowlands Xanadu project. The Redevelopment Agreement provides for a 75-year ground lease, which requires the joint venture to pay the NJSEA a $160,000 development rights fee at the start of construction of the entertainment phase, when all permits and approvals are obtained, and the payment of fixed rent over the term. Fixed rent will be in the amount of $1 per year for the first 15 years, increasing to $7,500 from the 16th to the 22ndyear, then to $9,200 in the 23rd year, with additional increases over the remainder of the term, as set forth in the ground lease. The ground lease also allows for the potential for participation rent payments by the venture, as described in the ground lease agreement.

        The Operating Partnership and Mills own a 20 percent and 80 percent interest, respectively, in the Meadowlands Venture, subject to certain participation rights by The New York Giants. The joint venture agreement requires the Operating Partnership to make an equity contribution up to a maximum of $32,500. As part of the Redevelopment Agreement, Mills is required to contribute certain vacant land, known as the Empire Tract, to the State of New Jersey to be used as a wetlands mitigation bank, for which Mills has received subordinated capital credit in the venture of approximately $118,000. The joint venture agreement requires Mills to contribute the balance of the capital required to complete the entertainment phase, subject to certain limitations. The Operating Partnership will receive a nine percent preferred return on its equity investment, only after Mills receives a nine percent preferred return on its equity investment. Residual returns, subject to participation by other parties, will be in proportion to each partners' respective percentage interest.

        Mills will develop, lease and operate the entertainment phase of the Meadowlands Xanadu project. The joint venture agreement provides the Operating Partnership an option to cause the Meadowlands Venture to form component ventures for the future development of the office and hotel phases, for which the Operating Partnership will develop, lease and operate such phases. The Operating Partnership will own an 80 percent interest and Mills will own a 20 percent interest in such entities. The agreement provides for the first office or hotel component ventures to be formed no later than four years after the grand opening of the entertainment phase, and requires that all component ventures for the office and hotel phases be formed no later than 10 years from such date, but does not require that any or all components be developed. However, under the Meadowlands Venture agreement, Mills has the ability to accelerate such formation schedule, subject to certain conditions. Should the Operating Partnership fail to meet the time schedule described above for the formation of the component ventures, the Operating Partnership will forfeit its rights to cause the Meadowlands Venture to form additional component ventures. If this occurs, Mills will have the ability to develop the additional phases, subject to the Operating Partnership's right to participate, or to cause the

Meadowlands Venture to sell such components to a third party, subject to a sales price limitation of 95 percent of the value that would have been the amount necessary to form such component ventures.

        On March 27, 2003, Hartz Mountain Industries, Inc. ("Hartz") filed a lawsuit in the Superior Court of New Jersey, Law Division, for Bergen County, seeking to enjoin the NJSEA from entering into a contract with The Mills Corporation and the Operating Partnership for the redevelopment of the Continental Airlines Arena site. The case was dismissed by the trial court but Hartz appealed. Hartz also appealed the NJSEA's final decision which denied Hartz's bid protest on October 23, 2003. Westfield America, Inc., has also protested the NJSEA decision, and has appealed the NJSEA's denial of its protest. In January 2004, Hartz and Westfield also appealed the NJSEA's approval and execution of the final Redevelopment Agreement. Four citizens, Elliot Braha, Richard DeLauro, George Perry and Carol Coronato, have also filed lawsuits challenging the NJSEA award to Mills and the Operating Partnership. All of these cases are now pending unresolved in the Superior Court of New Jersey, Appellate Division. The Operating Partnership believes that its proposal fully complied with applicable laws and the request for proposals, and it plans to vigorously enforce its rights concerning this project.

PRU-BETA 3 (Nine Campus Drive)

        On March 27, 1998, the Operating Partnership acquired a 50 percent interest in an existing joint venture with The Prudential Insurance Company of America ("Prudential"), known as Pru-Beta 3, which owned and operated Nine Campus Drive, a 156,495 square-foot office building, located in the Mack-Cali Business Campus office complex in Parsippany, Morris County, New Jersey. On November 5, 2001, the Operating Partnership acquired the remaining interest in the property for approximately $15,073. The property has been consolidated in the Operating Partnership's financial statements subsequent to the acquisition of the remaining interest. The Operating Partnership performed management and leasing services for the property when it was owned by the joint venture and recognized $162 in fees for such services in the year ended December 31, 2001.

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

  Pacific Plaza I & II

        Pacific Plaza I & II is a two-phase development joint venture project, located in Daly City, San Mateo County, California between the Operating Partnership, HPMC Development Partners II, L.P. and a third-party entity. Phase I of the project, which commenced initial operations in August 2001, consists of a nine-story office building, aggregating 364,384 square feet. Phase II, which comprises a three-story retail and theater complex, commenced initial operations in June 2002. The Operating Partnership performs management services for these properties owned by the joint venture and recognized $318, $315 and $62 in fees for such services in the years ended December 31, 2003, 2002 and 2001, respectively.

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

G&G MARTCO (Convention Plaza)

        The Operating Partnership holds a 50 percent interest in G&G Martco, which owns Convention Plaza, a 305,618 square-foot office building, located in San Francisco, San Francisco County, California. The venture has a mortgage loan with a $41,563 balance at December 31, 2003 secured by its office property. The loan bears interest at a rate of the London Inter-Bank Offered Rate ("LIBOR") (1.12 percent at December 31, 2003) plus 162.5 basis points and matures in August 2006. The Operating Partnership performs management and leasing services for the property owned by the joint venture and recognized $225, $254 and $235 in fees for such services in the years ended December 31, 2003, 2002 and 2001, respectively.

AMERICAN FINANCIAL EXCHANGE L.L.C./PLAZA VIII AND IX ASSOCIATES, L.L.C.

        On May 20, 1998, the Operating Partnership entered into a joint venture agreement with Columbia Development Company, L.L.C. ("Columbia") to form American Financial Exchange L.L.C. ("AFE"). The venture was formed to acquire land for future development, located on the Hudson River waterfront in Jersey City, Hudson County, New Jersey, adjacent to the Operating Partnership's Harborside Financial Center office complex. Among other things, the partnership agreement provides for a preferred return on the Operating Partnership's invested capital in the venture, in addition to the Operating Partnership's proportionate share of the venture's profit, as defined in the agreement. The joint venture acquired land on which it initially constructed a parking facility, a portion of which is currently licensed to a parking operator. Such parking facility serves a ferry service between the Operating Partnership's Harborside property and Manhattan. In the fourth quarter 2000, the joint venture started construction of Plaza 10, a 577,575 square-foot office building, which was 100 percent pre-leased to Charles Schwab & Co. Inc. ("Schwab") for a 15-year term, on certain of the land owned by the venture. The lease agreement with Schwab obligates the venture, among other things, to deliver space to the tenant by required timelines and offers expansion options, at the tenant's election.

        Such options may have obligated the venture to construct an additional building or, at the Operating Partnership's option, to make space available in any of its existing Harborside properties. Had the venture been unable to, or chosen not to, provide such expansion space, the venture would have been liable to Schwab for its actual damages, in no event to exceed $15,000. The amount of Schwab's actual damages, up to $15,000, had been guaranteed by the Operating Partnership. AFE has an agreement with the City of Jersey City, New Jersey, in which it is required to make payments in lieu of property taxes ("PILOT").

        The agreement is for a term of 20 years. The PILOT is equal to two percent of Total Project Costs, as defined, with periodic increases, as defined. Total Project Costs, per the agreement, are the greater of $78,821 or actual Total Project Costs, as defined.

        The Operating Partnership performed management, leasing and development services for the Plaza 10 property owned by the venture and recognized $2,692, $156 and $0 in fees for such services in the years ended December 31, 2003, 2002 and 2001, respectively.

        On September 29, 2003, the Operating Partnership sold its interest in AFE, in which it held a 50 percent interest, and received approximately $162,145 in net sales proceeds from the transaction, which the Operating Partnership used primarily to repay outstanding borrowings under its revolving credit facility. The Operating Partnership recognized a gain on the sale of approximately $23,952, which is recorded in gain on sale of investment in unconsolidated joint venture for the year ended December 31, 2003. Following completion of the sale of its interest, the Operating Partnership no longer has any remaining obligations to Schwab.

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

RAMLAND REALTY ASSOCIATES L.L.C. (One Ramland Road)

        On August 20, 1998, the Operating Partnership entered into a joint venture agreement with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C. The venture was formed to own, manage and operate One Ramland Road, a 232,000 square-foot office/flex building and adjacent developable land, located in Orangeburg, Rockland County, New York. In August 1999, the joint venture completed redevelopment of the property and placed the office/flex building in service. The Operating Partnership holds a 50 percent interest in the joint venture. The venture has a mortgage loan with a $14,936 balance at December 31, 2003 secured by its office/flex property. The mortgage bears interest at a rate of LIBOR plus 175 basis points and matures in January 2005. In 2001, the property's then principal tenant, Superior Bank was closed by the Office of Thrift Supervision, and the Federal Deposit Insurance Corporation (FDIC) was named receiver. The tenant continued to meet its rental payment obligations through June 2002. In July 2002, the tenant vacated the premises and the FDIC notified the joint venture that it was rejecting the lease as of July 16, 2002. As a result of the uncertainty regarding the tenant's ability to meet its obligations through the remainder of the term of its lease, the joint venture wrote off unbilled rents receivable of $1,573 and deferred lease costs of $705, which is included in the Operating Partnership's equity in earnings for the year ended December 31, 2002. Subsequently, the venture's management determined it was unlikely a prospective tenant would retain tenant improvements previously made to Superior Bank's space and, accordingly, the venture accelerated amortization of those tenant improvements and recorded a charge of $3,586, which is included in the Operating Partnership's equity in earnings in the year ended December 31, 2003. The Operating Partnership performs management, leasing and other services for the property owned by the joint venture and recognized $12, $56 and $102 in fees for such services in the years ended December 31, 2003, 2002 and 2001, respectively.

ASHFORD LOOP ASSOCIATES L.P. (1001 South Dairy Ashford/2100 West Loop South)

        On September 18, 1998, the Operating Partnership entered into a joint venture agreement with Prudential to form Ashford Loop Associates L.P. The venture was formed to own, manage and operate 1001 South Dairy Ashford, a 130,000 square-foot office building acquired on September 18, 1998, and 2100 West Loop South, a 168,000 square-foot office building acquired on November 25, 1998, both located in Houston, Harris County, Texas. The Operating Partnership holds a 20 percent interest in the joint venture. The Operating Partnership performed management and leasing services through March 2002 for the properties owned by the joint venture and recognized $45 and $170 in fees for such services in the years ended December 31, 2002 and 2001, respectively. Under certain circumstances, Prudential has the right to convert its interest in the venture into common stock of the Operating Partnership at a discount to the stock's fair market value, based on the underlying fair value of Prudential's interest in the venture at the time of conversion. The Operating Partnership, at its option, can elect to exchange cash in lieu of stock in an amount equal to the fair value of Prudential's interest.

        In May 2002, the Operating Partnership sent a notice to Prudential electing to exercise its option under the buy-sell provisions of the joint venture agreement. Subsequently, Prudential sent notice to the Operating Partnership that it was exercising its option to put its interest in the joint venture to the Operating Partnership in exchange for common stock of the Operating Partnership as described above. In November 2002, the Operating Partnership and Prudential entered into a first amendment to their joint venture agreement pursuant to which: (i) the Operating Partnership retracted its notice of exercise of the buy-sell provisions of the joint venture agreement, (ii) Prudential retracted its notice of exercise of its option to put its interest in the joint venture to the Operating Partnership in exchange for common stock of the Operating Partnership, as described above, (iii) the mechanics of the exercise by either party of their respective buy-sell, sale and exchange rights ("Exit Rights") were clarified and confirmed, and (iv) each party agreed to a one-year moratorium on the exercise of their respective Exit Rights while the parties attempt to reposition the assets of the joint venture.

ARCAP INVESTORS, L.L.C.

        In 1999, the Operating Partnership invested $20,000 in ARCap Investors, L.L.C., a joint venture with several participants, which was formed to invest in sub-investment grade tranches of commercial mortgage-backed securities ("CMBS"). William L. Mack, Chairman of the Board of Directors of the Operating Partnership, is a principal of an entity that owned approximately 28 percent of the venture and has nominated a member of its board of directors. As of December 31, 2001, the Operating Partnership held a 20.1 percent interest in the common equity of ARCap Investors, L.L.C. On December 12, 2002, the Operating Partnership sold its interest in the venture for $20,225.

MC-SJP MORRIS V REALTY, LLC AND MC-SJP MORRIS VI REALTY, LLC

        The Operating Partnership has an agreement with SJP Properties ("Land Development Agreement"), which provided for a cooperative effort in seeking approvals to develop up to approximately 1.8 million square feet of office development on certain vacant land which is located in Hanover and Parsippany, Morris County, New Jersey, owned by the Operating Partnership and SJP Properties. The Land Development Agreement provided that the parties share equally in the costs associated with seeking such requisite approvals. Upon mutual consent, the Operating Partnership and SJP Properties were able to enter into one or more joint ventures to construct on the vacant land, or seek to dispose of their respective vacant land parcels subject to the agreement. Pursuant to the Land Development Agreement, on August 24, 2000, the Operating Partnership entered into a joint venture with SJP Properties to form MC-SJP Morris V Realty, LLC and MC-SJP Morris VI Realty, LLC, (collectively the "Morris V and VI Venture"), which acquired developable land for approximately $16,193. The acquired land is able to accommodate approximately 650,000 square feet of office space and is located in Parsippany, Morris County, New Jersey. The venture entered into an agreement pertaining to the acquired land and two other land parcels in Parsippany with an insurance company to provide for a guarantee on the funding of the development of four office properties, aggregating 850,000 square feet. Such agreement provided, if the venture elected to develop, that the insurance company would be admitted to the joint venture and provide all the equity required to fund the development, subject to certain conditions. The venture had a mortgage loan secured by its land, and guaranteed by the insurance company which carried an interest rate of LIBOR plus 125 basis points and was scheduled to mature in March 2004.

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

SOUTH PIER AT HARBORSIDE—HOTEL DEVELOPMENT

        On November 17, 1999, the Operating Partnership entered into an agreement with Hyatt Corporation ("Hyatt") to develop a 350-room hotel on the South Pier at Harborside Financial Center, Jersey City, Hudson County, New Jersey, which was completed and commenced initial operations in

July 2002. The Operating Partnership owns a 50 percent interest in the venture. The venture had a mortgage loan with a commercial bank with a $62,902 balance at December 31, 2003 secured by its hotel property. The debt bore interest at a rate of LIBOR plus 275 basis points and was scheduled to mature in December 2003, and was extended through January 29, 2004. On that date the venture repaid the mortgage loan using the proceeds from a new $40,000 mortgage loan, secured by the hotel property, as well as capital contributions from the Operating Partnership and Hyatt of $10,750 each. The new loan carries an interest rate of LIBOR plus 200 basis points and matures in February 2006. The loan provides for three one-year extension options subject to certain conditions. The final two one-year extension options require payment of a fee. Additionally, the venture has an $8,000 loan with the City of Jersey City, provided by the U.S. Department of Housing and Urban Development. The loan currently bears interest at fixed rates ranging from 6.09 percent to 6.62 percent and matures in August 2020. The Operating Partnership has posted an $8,000 letter of credit in support of this loan, $4,000 of which is indemnified by Hyatt.

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES

        The following is a summary of the financial position of the unconsolidated joint ventures in which the Operating Partnership had investment interests as of December 31, 2003 and 2002:

	December 31, 2003
	Meadowlands Xanadu	HPMC	G&G Martco	American Financial Exchange	Plaza VIII & IX Associates	Ramland Realty	Ashford Loop	ARCap	MC-SJP Morris Realty	Harborside South Pier	Combined Total
Assets:
Rental property, net	$143,877	$—	$7,207	$—	$13,196	$13,262	$36,058	$—	$—	$85,488	$299,088
Other assets	1,534	13,598	3,091	—	3,307	548	336	—	—	11,065	33,479

Total assets	$145,411	$13,598	$10,298	$—	$16,503	$13,810	$36,394	$—	$—	$96,553	$332,567

Liabilities and partners'/members' capital (deficit):
Mortgages and loans payable	$—	$—	$41,563	$—	$—	$14,936	$—	$—	$—	$73,175	$129,674
Other liabilities	1,571	44	868	—	1,472	88	712	—	—	2,788	7,543
Partners'/members' capital	143,840	13,554	(32,133)	—	15,031	(1,214)	35,682	—	—	20,590	195,350

Total liabilities and partners'/members' capital	$145,411	$13,598	$10,298	$—	$16,503	$13,810	$36,394	$—	$—	$96,553	$332,567

Operating Partnership's net investment in unconsolidated joint ventures	$1,073	$12,808	$6,427	$—	$7,437	$—	$7,575	$—	$—	$13,304	$48,624

	December 31, 2002
	Meadowlands Xanadu	HPMC	G&G Martco	American Financial Exchange	Plaza VIII & IX Associates	Ramland Realty	Ashford Loop	ARCap	MC-SJP Morris Realty	Harborside South Pier	Combined Total
Assets:
Rental property, net	$—	$—	$8,329	$105,195	$—	$13,803	$36,520	$—	$17,364	$90,407	$271,618
Other assets	—	16,242	3,813	26,523	—	1,900	730	—	1,211	5,610	56,029

Total assets	$—	$16,242	$12,142	$131,718	$—	$15,703	$37,250	$—	$18,575	$96,017	$327,647

Liabilities and partners'/ members' capital (deficit):
Mortgages and loans payable	$—	$—	$50,000	$—	$—	$15,282	$—	$—	$17,983	$69,475	$152,740
Other liabilities	—	18	1,789	6,243	—	97	1,029	—	48	4,084	13,308
Partners'/members' capital	—	16,224	(39,647)	125,475	—	324	36,221	—	544	22,458	161,599

Total liabilities and partners'/ members' capital	$—	$16,242	$12,142	$131,718	$—	$15,703	$37,250	$—	$18,575	$96,017	$327,647

Operating Partnership's net investment in unconsolidated joint ventures	$—	$15,900	$2,794	$134,158	$—	$1,232	$7,652	$—	$289	$14,772	$176,797

        The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Operating Partnership had investment interests during the years ended December 31, 2003, 2002 and 2001:

	Year Ended December 31, 2003
	Meadowlands Xanadu	Pru- Beta 3	HPMC	G&G Martco	American Financial Exchange(a)	Plaza VIII & IX Associates	Ramland Realty	Ashford Loop	ARCap	MC-SJP Morris Realty	Harborside South Pier	Combined Total
Total revenues	$—	$—	$4,674	$12,411	$17,398	$1,730	$238	$3,801	$—	$—	$23,933	$64,185
Operating and Other expenses	—	—	(505)	(4,017)	(3,040)	(44)	(970)	(3,062)	—	—	(16,365)	(28,003)
Depreciation and amortization	—	—	—	(1,533)	(2,912)	(228)	(555)	(974)	—	—	(6,262)	(12,464)
Interest expense	—	—	—	(1,497)	—	—	(451)	—	—	—	(3,174)	(5,122)

Net income (loss)	$—	$—	$4,169	$5,364	$11,446	$1,458	$(1,738)	$(235)	$—	$—	$(1,868)	$18,596

Operating Partnership's equity in earnings (loss) of unconsolidated joint ventures	$—	$—	$2,325	$2,559	$11,342	$(83)	$(1,332)	$(47)	$—	$—	$(1,284)	$13,480

(a)
Represents results of operations for period in which Operating Partnership had ownership interest of January 1, 2003 through September 28, 2003.

	Year Ended December 31, 2002
	Meadowlands Xanadu	Pru- Beta 3	HPMC	G&G Martco	American Financial Exchange	Plaza VIII & IX Associates	Ramland Realty	Ashford Loop	ARCap	MC-SJP Morris Realty	Harborside South Pier	Combined Total
Total revenues	$—	$—	$11,622	$13,394	$7,063	$—	$1,856	$4,329	$84,552	$—	$10,325	$133,141
Operating and Other expenses	—	—	(861)	(4,009)	(1,121)	—	(1,043)	(2,788)	(24,408)	—	(9,922)	(44,152)
Depreciation and amortization	—	—	(641)	(1,646)	(1,046)	—	(4,016)	(974)	—	—	(3,097)	(11,420)
Interest expense	—	—	(233)	(1,951)	—	—	(745)	—	(28,995)	—	(1,598)	(33,522)

Net income (loss)	$—	$—	$9,887	$5,788	$4,896	$—	$(3,948)	$567	$31,149	$—	$(4,292)	$44,047

Operating Partnership's equity in earnings (loss) of unconsolidated joint ventures	$—	$—	$5,789	$2,999	$5,037	$—	$(1,782)	$159	$4,390	$—	$(1,799)	$14,793

	Year Ended December 31, 2001
	Meadowlands Xanadu	Pru- Beta 3	HPMC	G&G Martco	American Financial Exchange	Plaza VIII & IX Associates	Ramland Realty	Ashford Loop	ARCap	MC-SJP Morris Realty	Harborside South Pier	Combined Total
Total revenues	$—	$11,337	$22,826	$12,509	$580	$—	$3,743	$5,983	$64,791	$—	$—	$121,769
Operating and Other expenses	—	(1,322)	(2,839)	(3,568)	(63)	—	(3,470)	(2,895)	(32,200)	—	—	(46,357)
Depreciation and amortization	—	(992)	(3,530)	(1,557)	(39)	—	(1,389)	(953)	—	—	—	(8,460)
Interest expense	—	—	(2,995)	(3,115)	—	—	(1,126)	—	(19,231)	—	—	(26,467)

Net income (loss)	$—	$9,023	$13,462	$4,269	$478	$—	$(2,242)	$2,135	$13,360	$—	$—	$40,485

Operating Partnership's equity in earnings (loss) of unconsolidated joint ventures	$—	$785	$6,064	$1,582	$(322)	$—	$232	$388	$275	$—	$—	$9,004

5.     DEFERRED CHARGES AND OTHER ASSETS

	December 31,
	2003	2002
Deferred leasing costs	$136,231	$119,520
Deferred financing costs	24,446	23,927

	160,677	143,447
Accumulated amortization	(56,778)	(40,477)

Deferred charges, net	103,899	102,970
Notes receivable	8,750	12,292
Prepaid expenses and other assets	14,142	12,289

Total deferred charges and other assets, net	$126,791	$127,551

6.     RESTRICTED CASH

        Restricted cash includes security deposits for certain of the Operating Partnership's properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following:

	December 31,
	2003	2002
Security deposits	$7,739	$7,301
Escrow and other reserve funds	350	476

Total restricted cash	$8,089	$7,777

7.     DISCONTINUED OPERATIONS

        Effective January 1, 2002, the Operating Partnership adopted the provisions of FASB No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes FASB No. 121. FASB No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. FASB No. 144 retains the requirements of FASB No. 121 regarding impairment loss recognition and measurement. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. As the statement requires implementation on a prospective basis, properties which were identified as held for sale by the Operating Partnership prior to January 1, 2002 are presented in the accompanying financial statements in a manner consistent with the presentation prior to January 1, 2002. As the Operating Partnership sold 1770 St. James Place, 111 Soledad, and land in Hamilton Township, New Jersey during the year ended December 31, 2003 (see Note 3), the Operating Partnership has presented these assets as discontinued operations in its statements of operations for the periods presented.

        The following tables summarize income from discontinued operations and the related realized gain on sale of rental property for the years ended December 31, 2003, 2002 and 2001:

	Year Ended December 31,
	2003	2002	2001
Total revenues	$2,547	$3,700	$4,138
Operating and other expenses	(1,672)	(2,473)	(2,622)
Depreciation and amortization	(604)	(1,564)	(58)

Income from discontinued operations	$271	$(337)	$1,458

	Year Ended December 31,
	2003	2002	2001
Realized gain on sale of rental property	$3,540	$—	$—

8.     RENTAL PROPERTY HELD FOR SALE

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

        As of December 31, 2003 and 2002, the Operating Partnership did not have any properties identified as held for sale.

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

        The following table summarizes realized gains (losses) and unrealized losses on disposition of rental property, net, (other than from discontinued operations) for the years ended December 31, 2003, 2002 and 2001:

	Year Ended December 31,
	2003	2002	2001
Realized gains (losses) on sale of rental property and land, net	$—	$7,100	$34,929
Valuation allowance on rental property held for sale	—	(4,341)	(46,793)

Realized gains (losses) and unrealized losses, net	$—	$2,759	$(11,864)

9.     SENIOR UNSECURED NOTES

        A summary of the Operating Partnership's senior unsecured notes as of December 31, 2003 and 2002 is as follows:

	December 31,
			Effective Rate (1)
	2003	2002
7.180% Senior Unsecured Notes, due December 31, 2003	$—	$95,283	7.23%
7.000% Senior Unsecured Notes, due March 15, 2004	299,983	299,904	7.27%
7.250% Senior Unsecured Notes, due March 15, 2009	298,777	298,542	7.49%
7.835% Senior Unsecured Notes, due December 15, 2010	15,000	15,000	7.95%
7.750% Senior Unsecured Notes, due February 15, 2011	298,775	298,602	7.93%
6.150% Senior Unsecured Notes, due December 15, 2012	90,506	90,015	6.89%
5.820% Senior Unsecured Notes, due March 15, 2013	25,089	—	6.45%
4.600% Senior Unsecured Notes, due June 15, 2013	99,729	—	4.74%

Total Senior Unsecured Notes	$1,127,859	$1,097,346	7.22%

(1)
Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount on the notes, as applicable.

        On March 14, 2003, the Operating Partnership exchanged $25,000 face amount of existing 7.18 percent senior unsecured notes due December 31, 2003, with interest payable monthly in arrears, for $26,105 face amount of 5.82 percent senior unsecured notes due March 15, 2013, with interest payable semi-annually in arrears. The exchange was completed with Teachers Insurance and Annuity Association ("TIAA"). In addition, the Operating Partnership also repurchased $25,000 face amount of notes due December 31, 2003 from TIAA for $26,105. The Operating Partnership recorded $1,402 in loss on early retirement of debt, net, for the year ended December 31, 2003 for costs incurred in connection with the notes transactions.

        On June 12, 2003, the Operating Partnership issued $100,000 face amount of 4.60 percent senior unsecured notes due June 15, 2013 with interest payable semi-annually in arrears. The total proceeds from the issuance (net of selling commissions and discount) of approximately $99,064 was used primarily to repay $62,800 of mortgage debt at a discount of $1,700 (recorded as a reduction in loss on early retirement of debt, net), and to reduce outstanding borrowings under the 2002 Unsecured Facility, as defined in Note 10. The Operating Partnership recorded $1,540 in loss on early retirement of debt, net, for the year ended December 31, 2003 for the write-off of the unamortized balance of an interest rate contract in conjunction with the repayment of mortgage debt (see Note 11: Mortgages and Loans Payable—Interest Rate Contract). The unsecured notes were issued at a discount of approximately $286, which is being amortized over the term as an adjustment to interest expense.

        On June 25, 2003, the Operating Partnership repurchased $45,283 face amount of existing 7.18 percent senior unsecured notes due December 31, 2003, with interest payable monthly in arrears, for $46,707 from TIAA. The repurchase fully retired the 7.18 percent senior unsecured notes which were due December 31, 2003. The Operating Partnership recorded $1,437 in loss on early retirement of debt, net, for the year ended December 31, 2003 for costs incurred in connection with the notes repurchase.

        On February 9, 2004, the Operating Partnership issued $100,000 face amount of 5.125 percent senior unsecured notes due February 15, 2014 with interest payable semi-annually in arrears. The total proceeds from the issuance (net of selling commissions and discount) of approximately $98,538 will be held until March 15, 2004, at which time the Operating Partnership intends to use the net proceeds from the sale, together with borrowings under its $600,000 unsecured revolving credit facility (see Note 10) and available cash, to repay the $300,000, 7.00 percent notes due on that same date.

10.   REVOLVING CREDIT FACILITIES

2002 UNSECURED FACILITY

        On September 27, 2002, the Operating Partnership obtained an unsecured revolving credit facility ("2002 Unsecured Facility") with a current borrowing capacity of $600,000 from a group of 15 lenders. The interest rate on outstanding borrowings under the credit line is currently LIBOR plus 70 basis points. The Operating Partnership may instead elect an interest rate representing the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points. The 2002 Unsecured Facility also requires a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears. The 2002 Unsecured Facility matures in September 2005, with an extension option of one year, which would require upon exercise a payment of 25 basis points of the then borrowing capacity of the credit line.

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

The dividend restriction referred to above provides that, except to enable the Corporation to continue to qualify as a REIT under the Code, the Corporation will not during any four consecutive fiscal quarters make distributions with respect to common stock or other common equity interests in an aggregate amount in excess of 90 percent of funds from operations (as defined) for such period, subject to certain other adjustments.

        The lending group for the 2002 Unsecured Facility consists of: JPMorgan Chase Bank, as administrative agent; Fleet National Bank, as syndication agent; Bank of America, N.A. and Wells Fargo Bank, National Association, as co-documentation agents; Commerzbank AG, as co-syndication agent; The Bank of Nova Scotia, Bank One, N.A., Citicorp North America, Inc., and Wachovia Bank, National Association, as managing agents, PNC Bank, National Association, and Sun Trust Bank, as co-agents; Bayerische Landesbank Girozentrale, Deutsche Bank Trust Company Americas, Chevy Chase Bank, and Israel Discount Bank of New York, as syndicate members.

2000 UNSECURED FACILITY

        On June 22, 2000, the Operating Partnership obtained an unsecured revolving credit facility ("2000 Unsecured Facility") with a borrowing capacity of $800,000 from a group of 24 lenders. The interest rate on outstanding borrowings under the credit facility was LIBOR plus 80 basis points. The Operating Partnership could have instead elected an interest rate representing the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points. The 2000 Unsecured Facility also required a 20 basis point facility fee on the then current borrowing capacity payable quarterly in arrears. The 2000 Unsecured Facility was scheduled to mature in June 2003.

        In conjunction with obtaining the 2002 Unsecured Facility, the Operating Partnership drew funds on the new facility to repay in full and terminate the 2000 Unsecured Facility on September 27, 2002.

SUMMARY

        As of December 31, 2003 and 2002, the Operating Partnership had outstanding borrowings of $0 and $73,000, respectively, under the 2002 Unsecured Facility (with an aggregate borrowing capacity of $600,000).

11.   MORTGAGES AND LOANS PAYABLE

        The Operating Partnership has mortgages and loans payable which consist of various loans collateralized by certain of the Operating Partnership's rental properties. Payments on mortgages and loans payable are generally due in monthly installments of principal and interest, or interest only.

        A summary of the Operating Partnership's mortgages and loans payable as of December 31, 2003 and 2002 is as follows:

			Principal Balance at December 31,
Property Name		Effective Interest Rate (a)
	Lender		2003	2002	Maturity
400 Chestnut Ridge	Prudential Insurance Co.	9.44%	$10,374	$11,611	07/01/04
Mack-Cali Centre VI	Principal Life Insurance Co.	6.87%	35,000	35,000	04/01/05
Various (b)	Prudential Insurance Co.	7.10%	150,000	150,000	05/15/05
Mack-Cali Bridgewater I	New York Life Ins. Co.	7.00%	23,000	23,000	09/10/05
Mack-Cali Woodbridge II	New York Life Ins. Co.	7.50%	17,500	17,500	09/10/05
Mack-Cali Short Hills	Prudential Insurance Co.	7.74%	23,592	24,470	10/01/05
500 West Putnam Avenue	New York Life Ins. Co.	6.52%	7,495	8,417	10/10/05
Harborside—Plazas 2 and 3	Northwestern/Principal	7.36%	153,603	158,140	01/01/06
Mack-Cali Airport	Allstate Life Insurance Co.	7.05%	10,030	10,226	04/01/07
Kemble Plaza I	Mitsubishi Tr & Bk Co.	LIBOR+0.65%	32,178	32,178	01/31/09
2200 Renaissance Boulevard	TIAA	5.89%	18,800	19,100	12/01/12
Soundview Plaza	TIAA	6.02%	19,153	19,500	01/01/13
Mack-Cali Willowbrook	CIGNA	8.67%	—	7,658	—
Harborside—Plaza 1	U.S. West Pension Trust	4.36%	—	61,722	—
1633 Littleton Road	First Union/Maher Partners	3.87%	—	3,504	—

Total Mortgages and Loans Payable			$500,725	$582,026

(a)
Effective interest rate for mortgages and loans payable reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs and other transaction costs, as applicable.

(b)
The Operating Partnership has the option to convert the mortgage loan, which is secured by 11 properties, to unsecured debt, subject to, amongst other things, the Operating Partnership having investment grade ratings from two rating agencies (at least one of which must be from S&P or Moody's) at the time of conversion.

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

        In conjunction with the repayment of the Harborside—Plaza 1 mortgage on June 12, 2003, the Operating Partnership wrote off the unamortized balance of the interest rate contract of $1,540, which was recorded in loss on early retirement of debt, net, for the year ended December 31, 2003.

SCHEDULED PRINCIPAL PAYMENTS

        Scheduled principal payments and related weighted average annual interest rates for the Operating Partnership's Senior Unsecured Notes (see Note 9) and mortgages and loans payable as of December 31, 2003 are as follows:

Period	Scheduled Amortization	Principal Maturities	Total	Weighted Avg. Interest Rate of Future Repayments (a)
2004	$7,493	$309,863	$317,356	7.33%
2005	7,507	253,249	260,756	7.13%
2006	992	144,642	145,634	7.36%
2007	874	9,364	10,238	6.96%
2008	866	—	866	5.96%
Thereafter	4,029	898,320	902,349	6.99%

Sub-total	21,761	1,615,438	1,637,199	7.10%
Adjustment for unamortized debt discount/premium, net, as of December 31, 2003	(8,615)	—	(8,615)	—

Totals/Weighted Average	$13,146	$1,615,438	$1,628,584	7.10%

(a)
Actual weighted average LIBOR contract rates relating to the Operating Partnership's outstanding debt as of December 31, 2003 of 1.19 percent was used in calculating revolving credit facility and other variable rate debt interest rates.

        There were no outstanding borrowings under the 2002 Unsecured Facility as of December 31, 2003.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED

        Cash paid for interest for the years ended December 31, 2003, 2002 and 2001 was $120,095, $123,148 and $115,722, respectively. Interest capitalized by the Operating Partnership for the years ended December 31, 2003, 2002 and 2001 was $7,285, $19,664 and $16,722, respectively.

SUMMARY OF INDEBTEDNESS

        As of December 31, 2003, the Operating Partnership's total indebtedness of $1,628,584 (weighted average interest rate of 7.10 percent) was comprised of $32,178 of variable rate mortgage debt (weighted average rate of 1.84 percent) and fixed rate debt of $1,596,406 (weighted average rate of 7.21 percent).

        As of December 31, 2002, the Operating Partnership's total indebtedness of $1,752,372 (weighted average interest rate of 7.03 percent) was comprised of $105,178 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 2.41 percent) and fixed rate debt of $1,647,194 (weighted average rate of 7.33 percent).

12.   PARTNERS' CAPITAL

        Partners' capital in the accompanying consolidated financial statements relates to: (a) General Partner's capital, consisting of common units and Series C preferred units held by the Corporation in the Operating Partnership, and (b) Limited Partners' capital, consisting of common units held by the limited partners and Series B preferred units.

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

        The Series C Preferred Stock has preference rights with respect to liquidation and distributions over the common stock. Holders of the Series C Preferred Stock, except under certain limited conditions, will not be entitled to vote on any matters. In the event of a cumulative arrearage equal to six quarterly dividends, holders of the Series C Preferred Stock will have the right to elect two additional members to serve on the Operating Partnership's Board of Directors until dividends have been paid in full. At December 31, 2003, there were no dividends in arrears. The Corporation may issue unlimited additional preferred stock ranking on a parity with the Series C Preferred Stock but may not issue any preferred stock senior to the Series C Preferred Stock without the consent of two-thirds of its holders. The Series C Preferred Stock is essentially on an equivalent basis in priority with the Preferred Units.

        Except under certain conditions relating to the Corporation's qualification as a REIT, the Series C Preferred Stock is not redeemable prior to March 14, 2008. On and after such date, the Series C Preferred Stock will be redeemable at the option of the Corporation, in whole or in part, at $25 per depositary share, plus accrued and unpaid dividends.

        In connection with the Corporation's issuance of Series C Preferred Stock, the Corporation acquired from the Operating Partnership $25,000 of Series C preferred units (the "Series C Preferred Units"), which have terms essentially identical to the Series C preferred stock and rank equal with the Series B Preferred Units.

REPURCHASE OF GENERAL PARTNER UNITS

        The Corporation has a share repurchase program which was authorized by its Board of Directors in September 2000 to purchase up to $150,000 of the Corporation's outstanding common stock ("Repurchase Program"). During the year ended December 31, 2003, the Corporation purchased and retired 35,000 shares of its outstanding common stock for an aggregate cost of approximately $1,030. The Corporation purchased and retired a total of 3,746,400 shares of its outstanding common stock for an aggregate cost of approximately $104,512 from September 2000 through December 31, 2003, with a remaining authorization under the Repurchase Program of $45,488. Concurrent with these purchases, the Corporation sold to the Operating Partnership 3,746,400 common units for approximately $104,512.

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

        The Corporation has a dividend reinvestment and stock purchase plan, which commenced in March 1999.

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

STOCK OPTION PLANS

        In September 2000, the Corporation established the 2000 Employee Stock Option Plan ("2000 Employee Plan") and the 2000 Director Stock Option Plan ("2000 Director Plan"). In May 2002, shareholders of the Corporation approved amendments to both plans to increase the total shares reserved for issuance under both plans from 2,700,000 to 4,350,000 shares (subject to adjustment) of the Corporation's common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan). In 1994, and as subsequently amended, the Corporation established the Mack-Cali Employee Stock Option Plan ("Employee Plan") and the Mack-Cali Director Stock Option Plan ("Director Plan") under which a total of 5,380,188 shares (subject to adjustment) of the Corporation's common stock have been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan). Stock options granted under the Employee Plan in 1994 and 1995 became exercisable over a three-year period. Stock options granted under the 2000 Employee Plan and those options granted subsequent to 1995 under the Employee Plan become exercisable over a five-year period. All stock options granted under both the 2000 Director Plan and Director Plan become exercisable in one year. All options were granted at the fair market value at the dates of grant and have terms of ten years. As of December 31, 2003 and 2002, the stock options outstanding had a weighted average remaining contractual life of approximately 6.9 and 6.4 years, respectively.

        Information regarding the Corporation's stock option plans is summarized below:

	Shares Under Options	Weighted Average Exercise Price
Outstanding at January 1, 2001	4,633,319	$30.14
Granted	1,045,300	$28.85
Exercised	(904,401)	$22.87
Lapsed or canceled	(262,332)	$30.47

Outstanding at December 31, 2001	4,511,886	$31.28
Granted	—	—
Exercised	(646,027)	$26.37
Lapsed or canceled	(279,929)	$31.22

Outstanding at December 31, 2002	3,585,930	$32.19
Granted	954,800	$28.50
Exercised	(1,421,455)	$33.21
Lapsed or canceled	(129,140)	$30.54

Outstanding at December 31, 2003	2,990,135	$30.56

Options exercisable at December 31, 2002	2,553,710	$33.97
Options exercisable at December 31, 2003	1,688,245	$32.30

Available for grant at December 31, 2002	3,402,853
Available for grant at December 31, 2003	2,353,483

        The weighted average fair value of options granted during 2003 and 2001 were $0.76 and $2.53 per option. The fair value of each significant option grant is estimated on the date of grant using the Black-Scholes model. The following weighted average assumptions are included in the Corporation's fair value calculations of stock options granted in 2003 and 2001:

	2003	2001
Expected life (in years)	6	6
Risk-free interest rate	3.65%	4.99%
Volatility	14.02%	17.26%
Dividend yield	8.85%	8.46%

        There were no stock options granted during 2002.

        The Corporation recognized stock options expense of $189, $0 and $0 for the years ended December 31, 2003, 2002 and 2001, respectively.

STOCK WARRANTS

        Information regarding the Corporation's stock warrants ("Stock Warrants"), which enable the holders to purchase an equal number of the Corporation's common stock at the respective exercise price, is summarized below:

	Shares Under Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2001	749,976	$35.99
Exercised	—	—
Lapsed or canceled	—	—

Outstanding at December 31, 2001	749,976	$35.99
Exercised	(107,500)	$33.00
Lapsed or canceled	—	—

Outstanding at December 31, 2002	642,476	$36.49
Exercised	(443,226)	$37.41
Lapsed or canceled	(50,000)	$38.75

Outstanding at December 31, 2003	149,250	$33.00

Exercisable at December 31, 2003	149,250	$33.00

STOCK COMPENSATION

        The Corporation has granted stock awards to officers, certain other employees, and non-employee members of the Board of Directors of the Corporation (collectively, "Restricted Stock Awards"), which allow the holders to each receive a certain amount of shares of the Corporation's common stock generally over a one to five-year vesting period. Certain Restricted Stock Awards are contingent upon the Corporation meeting certain performance and/or stock price appreciation objectives. All Restricted Stock Awards provided to the officers and certain other employees were granted under the 2000 Employee Plan and Employee Plan. Restricted Stock Awards granted to directors were granted under the 2000 Director Plan.

        Information regarding the Restricted Stock Awards is summarized below:

Shares
Outstanding at January 1, 2001	136,107
Granted	94,934
Vested	(25,354)
Canceled	(7,408)

Outstanding at December 31, 2001	198,279
Granted	—
Vested	(44,543)
Canceled	—

Outstanding at December 31, 2002	153,736
Granted	225,549
Vested	(97,916)
Canceled	(500)

Outstanding at December 31, 2003	280,869

        Included in the 225,549 Restricted Stock Awards granted in 2003 were:

(a)
168,000 awards granted to the Corporation's five executive officers, Mitchell E. Hersh, Timothy M. Jones, Barry Lefkowitz, Roger W. Thomas and Michael Grossman on January 2, 2003.

(b)
39,710 awards granted to the Corporation's five executive officers, Mitchell E. Hersh, Timothy M. Jones, Barry Lefkowitz, Roger W. Thomas and Michael Grossman on December 2, 2003.

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

        During the years ended December 31, 2003, 2002 and 2001, 6,256, 5,324 and 5,446 deferred stock units were earned, respectively. As of December 31, 2003 and 2002, there were 23,131 and 16,852 director stock units outstanding, respectively.

LIMITED PARTNERS' CAPITAL:

SERIES B PREFERRED UNITS

        The Preferred Units have a stated value of $1,000 per unit and are preferred as to assets over any class of common units or other class of preferred units of the Operating Partnership based on circumstances per the applicable unit certificates. The quarterly distribution on each Preferred Unit is an amount equal to the greater of (i) $16.875 (representing 6.75 percent of the Preferred Unit stated value of an annualized basis) or (ii) the quarterly distribution attributable to a Preferred Unit determined as if such unit had been converted into common units, subject to adjustment for customary anti-dilution rights. Each of the Preferred Units may be converted at any time into common units at a conversion price of $34.65 per unit. Common units received pursuant to such conversion may be redeemed for an equal number of shares of common stock. At any time after June 11, 2005, the Operating Partnership may cause the mandatory conversion of the Preferred Units into common units at the conversion price of $34.65 per unit if, for at least 20 of the prior consecutive 30 days, the closing price of the Corporation's common stock equals or exceeds $34.65. The Operating Partnership is prohibited from taking certain actions that would adversely affect the rights of the holders of Preferred Units without the consent of at least 66 2/3 percent of the outstanding Preferred Units, including authorizing, creating or issuing any additional preferred units ranking senior to or equal with the Preferred Units; provided, however, that such consent is not required if the Corporation issues preferred units ranking equal (but not senior) to the Preferred Units in an aggregate amount up to the greater of (a) $200,000 in stated value and (b) 10 percent of the sum of (1) the combined market capitalization of the Corporation's common stock and the Operating Partnership's common and Preferred Units, as converted into common stock, and (2) the aggregate liquidation preference on any of the Corporation's non-convertible preferred stock or the Operating Partnership's Preferred Units. As of December 31, 2003, the calculation in the above clause (b) was $308,080.

        As of December 31, 2003 and 2002, the Operating Partnership had 215,018 and 215,894 Series B Preferred Units outstanding (convertible into 6,205,425 and 6,230,707 common units), respectively.

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

        The following information presents the Operating Partnership's results for the years ended December 31, 2003, 2002 and 2001 in accordance with FASB No. 128:

	Year Ended December 31,
Computation of Basic EPU
	2003	2002	2001
Income from continuing operations	$174,015	$172,225	$176,240
Deduct: Preferred unit distributions	(17,340)	(15,656)	(15,644)
Add: Realized gains (losses) and unrealized losses on disposition of rental property, net	—	2,759	(11,864)

Income from continuing operations available to common units	156,675	159,328	148,732
Income from discontinued operations	3,811	(337)	1,458

Net income available to common unitholders	$160,486	$158,991	$150,190

Weighted average common units	65,526	65,109	64,495

Basic EPU:
Income from continuing operations	$2.39	$2.45	$2.31
Income from discontinued operations	0.06	(0.01)	0.02

Net income available to common shareholders	$2.45	$2.44	$2.33

	Year Ended December 31,
Computation of Diluted EPU
	2003	2002	2001
Income from continuing operations available to common unitholders	$156,675	$159,328	$148,732
Add: Income from continuing operations attributable to Operating Partnership—Series B Preferred Units	—	—	—

Income from continuing operations for diluted earnings per unit	156,675	159,328	148,732
Income from discontinued operations for diluted earnings per unit	3,811	(337)	1,458

Net income available to common unitholders	$160,486	$158,991	$150,190

Weighted average common units	65,990	65,427	64,775

Diluted EPU:
Income from continuing operations	$2.37	$2.44	$2.30
Income from discontinued operations	0.06	(0.01)	0.02

Net income available to common unitholders	$2.43	$2.43	$2.32

        The following schedule reconciles the units used in the basic EPU calculation to the units used in the diluted EPU calculation:

	Year Ended December 31,
Computation of Diluted EPU
	2003	2002	2001
Basic EPU Units	65,526	65,109	64,495
Add: Operating Partnership—Series B Preferred Units (after conversion to common units)	—	—	—
Stock options	441	302	270
Restricted Stock Awards	10	14	10
Stock Warrants	13	2	—

Diluted EPU Units	65,990	65,427	64,775

        Not included in the computations of diluted EPU were 738,003, 1,534,775 and 2,174,241 stock options; 0, 642,476 and 749,976 Stock Warrants; 6,219,001, 6,288,008 and 6,359,019 Series B Preferred Units and 0, 0 and 2,000,000 Unit Warrants, as such securities were anti-dilutive during the years ended December 31, 2003, 2002 and 2001, respectively. Unvested restricted stock outstanding as of December 31, 2003, 2002 and 2001 were 280,869, 153,736 and 198,279, respectively.

13.   EMPLOYEE BENEFIT PLAN

        All employees of the Corporation who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan (the "401(k) Plan"). The 401(k) Plan allows eligible employees to defer up to 15 percent of their annual compensation, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Operating Partnership, at management's discretion, may match employee contributions and/or make discretionary contributions. Management has approved, for the year ended December 31, 2003, a discretionary profit sharing contribution, as defined in the 401(k) Plan. Total expense recognized by the Operating Partnership for the years ended December 31, 2003, 2002 and 2001 was $336, $313 and $400, respectively.

14.   DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

        The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgement is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Operating Partnership could realize on disposition of the financial instruments at December 31, 2003 and 2002. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

        Cash equivalents, receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of December 31, 2003 and 2002.

        The fair value of the fixed-rate mortgage debt and unsecured notes as of December 31, 2003 was approximately $141.8 million higher than the book value of approximately $1.6 billion primarily due to the general decrease in market interest rates on secured and unsecured debt. As of December 31, 2002, the fair value of fixed-rate mortgage debt and unsecured notes was approximately $119.0 million higher than the book value of approximately $1.6 billion. The fair value of the mortgage debt and the unsecured notes was determined by discounting the future contractual interest and principal payments by a market rate.

        Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2003 and 2002. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2003 and current estimates of fair value may differ significantly from the amounts presented herein.

15.   COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS

Harborside Financial Center

        Pursuant to an agreement with the City of Jersey City, New Jersey, the Operating Partnership is required to make payments in lieu of property taxes ("PILOT") on its Harborside Plaza 2 and 3 properties. The agreement, which commenced in 1990, is for a term of 15 years. Such PILOT is equal to two percent of Total Project Costs, as defined, in year one and increases by $75 per annum through year 15. Total Project Costs, as defined, are $145,644. The PILOT totaled $3,838, $3,763 and $3,688 for the years ended December 31, 2003, 2002 and 2001, respectively.

        The Operating Partnership entered into a similar PILOT agreement with the City of Jersey City, New Jersey on its Harborside Plaza 4-A property. The agreement, which commenced in 2000, is for a term of 20 years. The PILOT is equal to two percent of Total Project costs, as defined, and increases by 10 percent in years 7, 10 and 13 and by 50 percent in year 16. Total Project costs, as defined, are $45,497. The PILOT totaled $910, $910 and $891 for the years ended December 31, 2003, 2002 and 2001, respectively.

        Additionally, the Operating Partnership entered into a similar PILOT agreement with the City of Jersey City, New Jersey on its Harborside Plaza 5 property. The agreement, which commences upon substantial completion of the property, as defined, is for a term of 20 years. The PILOT is equal to two percent of Total Project Costs, as defined, and increases by 10 percent in years 7, 10 and 13, and by 50 percent in year 16. Total Project Costs, as defined are $159,625. The PILOT totaled $3,329, $867 and $0 for the years ended December 31, 2003, 2002 and 2001, respectively.

        On May 8, 2003, an adversary proceeding arising out of the bankruptcy of Broadband Office, Inc. ("BBO") was commenced by BBO and the Official Committee of Unsecured Creditors of BBO ("Plaintiffs") in the United States Bankruptcy Court for the District of Delaware. On August 25, 2003, the Plaintiffs filed an Amended Complaint. As amended, the Complaint names as defendants the Operating Partnership, the chief executive officer of the Corporation, and certain alleged affiliates of the Corporation (the "Mack-Cali Defendants"). Also named as defendants are seven other real estate investment trusts or partnerships ("REITs") that invested in BBO and the eight individuals designated by the REITs to serve on the Board of Directors of BBO. Plaintiffs assert, among other things, that the Defendants breached fiduciary duties to BBO, its minority shareholders (other than the REITs) and its creditors by approving a spin-off of BBO's assets to a newly created entity, and approving the sale of BBO's remaining assets to Yipes, Inc., both for allegedly inadequate consideration. Plaintiffs seek an unspecified amount of compensatory and punitive damages in connection with their fiduciary duty claims. In addition, Plaintiffs seek to avoid all payments and other transfers made to Defendants within one year of BBO's bankruptcy filing under various provisions of the Bankruptcy Code, and to obtain "turnover" of certain property under Section 542(b) of the Code. On July 8, 2003, the district court withdrew the reference of this proceeding to the bankruptcy court, and the action is now pending in the United States District Court for the District of Delaware. The Mack-Cali Defendants have denied the claims asserted in the Amended Complaint, and believe they have substantial defenses to the claims asserted against them. The Operating Partnership does not believe that the ultimate resolution of this matter will have a material adverse effect on the Operating Partnership's financial condition taken as a whole.

        The Operating Partnership is a defendant in other litigation arising in the normal course of business activities. Management does not believe that the ultimate resolution of these matters will have a materially adverse effect upon the Operating Partnership.

GROUND LEASE AGREEMENTS

        Future minimum rental payments under the terms of all non-cancelable ground leases under which the Operating Partnership is the lessee, as of December 31, 2003, are as follows:

Year	Amount
2004	$578
2005	578
2006	578
2007	576
2008	554
2009 through 2080	20,793

Total	$23,657

        Ground lease expense incurred by the Operating Partnership during the years ended December 31, 2003, 2002 and 2001 amounted to $1,017, $1,346 and $769, respectively.

OTHER

        The Operating Partnership may not dispose of or distribute certain of its properties, currently comprising 140 properties with an aggregate net book value of approximately $1,809,198, which were originally contributed by members of either the Mack Group (which includes William L. Mack, Chairman of the Corporation's Board of Directors; David S. Mack, a director of the Corporation; Earle I. Mack, a former director of the Corporation; and Mitchell E. Hersh, chief executive officer and director of the Corporation), the Robert Martin Group (which includes Martin W. Berger, a director of the Corporation; Robert F. Weinberg, a former director of the Corporation; and Timothy M. Jones, president of the Corporation) or the Cali Group (which includes John R. Cali, a director of the Corporation and John J. Cali, a former director of the Corporation) without the express written consent of a representative of the Mack Group, the Robert Martin Group or the Cali Group, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate Mack Group, Robert Martin Group or Cali Group members for the tax consequences of the recognition of such built-in-gains

(collectively, the "Property Lock-Ups"). The aforementioned restrictions do not apply in the event that the Operating Partnership sells all of its properties or in connection with a sale transaction which the Corporation's Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Operating Partnership or to cure any material monetary default on any mortgage secured by a property. The Property Lock-Ups expire periodically through 2008. Upon the expiration of the Property Lock-Ups, the Operating Partnership is required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate Mack Group, Robert Martin Group or Cali Group members.

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

        Future minimum rentals to be received under non-cancelable operating leases at December 31, 2003 are as follows:

Year	Amount
2004	$488,294
2005	447,618
2006	396,374
2007	340,997
2008	287,717
Thereafter	982,981

Total	$2,943,981

17.   SEGMENT REPORTING

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

        Selected results of operations for the years ended December 31, 2003, 2002 and 2001 and selected asset information as of December 31, 2003 and 2002 regarding the Operating Partnership's operating segment are as follows:

	Total Segment	Corporate & Other (e)	Total Operating Partnership
Total contract revenues (a)
2003	$568,020	$4,920	$572,940	(f)
2002	553,057	1,026	554,083	(g)
2001	556,542	1,079	557,621	(h)
Total operating and interest expenses (b):
2003	$181,674	$148,832	$330,506	(i)
2002	167,744	130,487	298,231	(j)
2001	176,588	133,783	310,371	(k)
Equity in earnings of unconsolidated joint ventures
2003	$13,480	$—	$13,480
2002	10,403	4,390	14,793
2001	8,729	275	9,004
Net operating income (c):
2003	$399,826	$(143,912)	$255,914	(f) (i)
2002	395,716	(125,071)	270,645	(g) (j)
2001	388,683	(132,429)	256,254	(h) (k)
Total assets:
2003	$3,656,127	$93,443	$3,749,570
2002	3,761,665	34,764	3,796,429
Total long-lived assets (d):
2003	$3,526,624	$5,234	$3,531,858
2002	3,648,390	5,254	3,653,644

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

  (f)
  Excludes $10,206 of adjustments for straight-lining of rents, $13 for rent adjustment on above/below market leases, and $3,087 for Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures.

  (g)
  Excludes $9,477 of adjustments for straight-lining of rents and $52 for the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures.

  (h)
  Excludes $11,316 of adjustments for straight-lining of rents and $83 for the Operating Partnership's share of straight-line rent adjustments from unconsolidated joint ventures.

  (i)
  Excludes $119,157 of depreciation and amortization.

  (j)
  Excludes $107,949 of depreciation and amortization.

  (k)
  Excludes $91,413 of depreciation and amortization.

18.   RELATED PARTY TRANSACTIONS

        William L. Mack, Chairman of the Board of Directors of the Corporation ("W. Mack"), is a principal in the Apollo real estate funds, which owned approximately a 7.5 percent interest in Insignia/ESG, Inc. ("Insignia"), a publicly-traded commercial leasing and real estate services company. The interest in Insignia was subsequently disposed of in 2003. Prior to 2003, the Operating Partnership paid Insignia commissions on numerous leasing transactions, as well as for the sale of five of its properties. The Operating Partnership paid commissions to Insignia amounting to approximately $1,975 and $2,750 for the years ended December 31, 2002 and 2001, respectively. In addition, American Financial Exchange, an unconsolidated joint venture in which the Operating Partnership had a 50 percent interest, paid Insignia approximately $1,305 in commissions for the year ended December 31, 2001. The Operating Partnership had engaged Insignia as its exclusive leasing agent at Harborside Financial Center through late 2002. Additionally, an affiliate of Insignia leased 40,504 square feet at one of the Operating Partnership's office properties, which was sold by the Operating Partnership in May 2002. The Operating Partnership recognized $386 and $836, respectively, in revenue under this lease for the years ended December 31, 2002 and 2001, and had no accounts receivable as of December 31, 2002 and 2001.

        W. Mack, David S. Mack, a director of the Corporation, and Earle I. Mack, a former director of the Corporation ("E. Mack"), are the executive officers, directors and stockholders of a corporation that entered into a lease in 2000 at one of the Operating Partnership's office properties for approximately 7,801 square feet, which is scheduled to expire in November 2006. The Operating Partnership has recognized $218, $220 and $217 in revenue under this lease for the years ended December 31, 2003, 2002 and 2001, respectively, and had accounts receivable of $0 and $1, respectively, as of December 31, 2003 and 2002.

        The Operating Partnership has conducted business with certain entities ("RMC Entity" or "RMC Entities"), whose principals include Timothy M. Jones, Martin S. Berger and Robert F. Weinberg, each of whom are affiliated with the Operating Partnership as the president of the Corporation, a current member of the Board of Directors and a former member of the Board of Directors of the Corporation. In connection with the Operating Partnership's acquisition of 65 Class A properties from The Robert Martin Company ("Robert Martin") on January 31, 1997, as subsequently modified, the Operating Partnership granted Robert Martin the right to designate one seat on the Corporation's Board of Directors ("RM Board Seat"), which right has since expired. Robert Martin designated Martin S. Berger and Robert F. Weinberg to jointly share the RM Board Seat, as follows: Mr. Weinberg served as a member of the Board of Directors of the Corporation from 1997 until December 1, 1998, at which time Mr. Weinberg resigned and Mr. Berger was appointed to serve in such capacity. Mr. Berger served as a member of the Board of Directors of the Corporation from December 1, 1998 until March 6, 2001, at which time Mr. Berger resigned and Mr. Weinberg was appointed to serve in such capacity until the Corporation's 2003 annual meeting of stockholders. The Corporation elected to nominate for re-election to its Board of Directors Mr. Berger at the Corporation's 2003 annual meeting of stockholders. Mr. Berger was elected to the Board of Directors and Mr. Berger and Mr. Weinberg have agreed that the seat will be rotated among Mr. Berger and Mr. Weinberg annually commencing at the annual meeting of stockholders expected to be held on May 20, 2004. Upon the death of Mr. Berger or Mr. Weinberg, the surviving person shall solely fill the remainder of the term of the RM Board Seat. Such business was as follows:

  (1)
  The Operating Partnership had engaged RMC Entities to perform management, leasing and construction-related services for certain of the Operating Partnership's properties. The Operating Partnership paid these RMC Entities $0, $23 and $77 for such services for the years ended December 31, 2003, 2002 and 2001, respectively.

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

  (3)
  The Operating Partnership had a loan payable of $500 to an RMC Entity in connection with the Operating Partnership's acquisition in May 1999 of 2.5 acres of land, which the Operating Partnership acquired for a total cost of approximately $2,200, of which $1,500 was paid in cash. The loan required quarterly payments of interest only at an annual interest rate of 10.5 percent. The Operating Partnership repaid the loan in full in October 2002 and incurred $43 and $53 in interest expense for the years ended December 2002 and 2001, respectively, in connection with the loan.

  (4)
  The Operating Partnership provides management, leasing and construction-related services to properties in which RMC Entities have an ownership interest. The Operating Partnership recognized approximately $1,831, $2,024 and $2,072 in revenue from RMC Entities for the years ended December 31, 2003, 2002 and 2001, respectively. As of December 31, 2003 and 2002, respectively, the Operating Partnership had no accounts receivable from RMC Entities.

  (5)
  An RMC Entity leases space at one of the Operating Partnership's office properties for approximately 3,330 square feet, which carries a month-to-month term. The Operating Partnership has recognized $89, in revenue under this lease for each of the three years ended December 31, 2003, 2002 and 2001, and had no accounts receivable due from the RMC Entity, as of December 31, 2003 and 2002.

        Mr. Berger holds a 24 percent interest, acts as chairman and chief executive officer, Mr. Weinberg also holds a 24 percent interest and is a director, and W. Mack holds a nine percent interest and is director of City and Suburban Federal Savings Bank and/or one of its affiliates, which leases a total of 15,879 square feet of space at two of the Operating Partnership's office properties, comprised of 3,037 square feet scheduled to expire in June 2008 and 12,842 square feet scheduled to expire in April 2013. The Operating Partnership has recognized $429, $306 and $295 in revenue under the leases for the years ended December 31, 2003, 2002 and 2001, respectively, and had no accounts receivable as of December 31, 2003 and 2002.

        Vincent Tese, a director of the Corporation, is also currently a director of Cablevision, Inc. who, through its affiliates, leases an aggregate of 58,885 square feet of office space, as well as has several telecom licensing agreements at the Operating Partnership's properties. The Operating Partnership recognized approximately $1,645, $1,464 and $1,101 in total revenue from affiliates of Cablevision for the years ended December 31, 2003, 2002 and 2001, respectively, and had accounts receivable of $0 and $7, respectively, as of December 31, 2003 and 2002.

        W. Mack and Vincent Tese are both currently members of the Board of Directors of Bear, Stearns & Co. Inc. Roy Zuckerberg, a director of the Corporation, is also currently on the Board of

Directors of Goldman Sachs & Co. Bear Stearns and Goldman Sachs have both acted as underwriters on several of the Operating Partnership's previously-completed public debt offerings.

        The son of Mr. Berger, a former officer of the Corporation, served as an officer and continues to have a financial interest in a company which provides cleaning and other related services to certain of the Operating Partnership's properties. The Operating Partnership has incurred costs from this company of approximately $6,177, $5,648 and $4,674 for the years ended December 31, 2003, 2002 and 2001, respectively. As of December 31, 2003 and 2002, respectively, the Operating Partnership had accounts payable of approximately $1 and $0 to this company.

        Pursuant to an agreement between the Operating Partnership and certain members and associates of the Cali family executed June 27, 2000, John J. Cali was to serve as the Chairman Emeritus and a Board member of the Corporation and as a consultant to the Operating Partnership and was paid an annual salary of $150 from June 27, 2000 through June 27, 2003. Additionally, the Operating Partnership provides office space and administrative support to John J. Cali, Angelo Cali, his brother, and Ed Leshowitz, his business partner. Such services are in effect from June 27, 2000 through June 27, 2004.

19.   IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

FASB No. 145

        In April 2002, the Financial Accounting Standards Board ("FASB") issued FASB No. 145, Rescission of FASB No. 4, 44, and 64, Amendment of FASB No. 13 and Technical Corrections. This statement eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary unless they meet the criteria of APB Opinion 30. Debt extinguishments that were classified as extraordinary in prior periods presented that do not meet the criteria of APB No. Opinion 30 shall be reclassified. FASB No. 145 is effective for fiscal years beginning after May 15, 2002. As of January 1, 2003, the Operating Partnership adopted FASB No. 145, and recorded the costs associated with the early retirement of debt in continuing operations as "loss on early retirement of debt, net" in 2003.

FASB Interpretation No. 45

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"), which changes the accounting for, and disclosure of certain guarantees. Beginning with transactions entered into after December 31, 2002, certain guarantees are to be recorded at fair value, which is different from prior practice, under which a liability was recorded only when a loss was probable and reasonably estimable. In general, the change applies to contracts or indemnification agreements that contingently require the Operating Partnership to make payments to a guaranteed third-party based on changes in an underlying asset, liability, or an equity security of the guaranteed party. The adoption of FIN 45 on January 1, 2003 did not have a material effect on the Operating Partnership's financial statements.

FASB Interpretation No. 46

        On January 17, 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). In December 2003, the FASB issued a revised FIN 46 which modifies and clarifies various aspects of the original Interpretation. FIN 46 applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest,

(2) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. In addition, FIN 46 requires additional disclosures.

        FIN 46 is effective immediately for VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. Subsequent to January 31, 2003, the Operating Partnership has not created or obtained an interest in a VIE. For variable interests in a VIE created or obtained prior to February 1, 2003, FIN 46 is effective for periods ending after March 15, 2004. The Operating Partnership is still evaluating the potential impact of the adoption of FIN 46 on the Operating Partnership's financial statements for its investments in unconsolidated joint ventures created or obtained prior to February 1, 2003.

FASB No. 150

        In May 2003, the FASB issued FASB No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FASB No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). In particular, it requires that mandatorily redeemable financial instruments be classified as liabilities and reported at fair value and that changes in their fair values be reported as interest cost.

        This statement was affective for financial statements entered into or modified after May 31, 2003, and otherwise was effective for the Operating Partnership as of July 1, 2003. On November 7, 2003, the FASB indefinitely deferred the classification and measurement provisions of SFAS No. 150 as they apply to certain mandatorily redeemable noncontrolling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. Based on the FASB's deferral of this provision, the adoption of SFAS No. 150 did not have an impact on the Operating Partnership's financial statements.

20.   CONDENSED QUARTERLY FINANCIAL INFORMATION (unaudited)

        The following summarizes the condensed quarterly financial information for the Operating Partnership:

Quarter Ended 2003:	December 31	September 30	June 30	March 31
Total revenues	$147,603	$146,671	$144,659	$147,313

Operating and other expenses	46,326	45,173	43,247	46,716
General and administrative	9,149	8,651	6,908	6,753
Depreciation and amortization	31,581	29,348	29,183	29,045
Interest expense	29,167	28,911	28,722	29,511
Interest income	(264)	(244)	(265)	(327)
Loss on early retirement of debt, net	—	—	970	1,402

Total expenses	115,959	111,839	108,765	113,100

Income from continuing operations before equity in earnings in unconsolidated joint ventures	31,644	34,832	35,894	34,213
Equity in earnings of unconsolidated joint ventures, net	706	3,575	6,819	2,380
Gain on sale of investment in unconsolidated joint ventures	812	23,140	—	—

Income before continuing operation	33,162	61,547	42,713	36,593
Discontinued operations:
Income (loss) from discontinued operations	119	52	18	82
Realized gains on disposition of rental property	2,216	—	—	1,324

Total discontinued operations, net	2,335	52	18	1,406
Realized gains (losses) and unrealized losses on disposition of rental property, net	—	—	—	—

Net income	35,497	61,599	42,731	37,999
Preferred unit distributions	(4,409)	(4,417)	(4,589)	(3,925)

Net income available to common unitholders	$31,088	$57,182	$38,142	$34,074

Basic earning per unit:
Income from continuing operations	$0.43	$0.87	$0.58	$0.50
Discontinued operations	0.04	—	—	0.02

Net income available to common unitholders	$0.47	$0.87	$0.58	$0.52

Diluted earnings per unit:
Income from continuing operations	$0.43	$0.84	$0.58	$0.50
Discontinued operations	0.04	—	—	0.02

Net income available to common unitholders	$0.47	$0.84	$0.58	$0.52

Distributions declared per common unit	$0.63	$0.63	$0.63	$0.63

Quarter Ended 2002:	December 31	September 30	June 30	March 31
Total revenues	$139,880	$141,669	$140,108	$141,955

Operating and other expenses	42,705	41,356	40,591	41,080
General and administrative	6,885	5,509	7,885	6,698
Depreciation and amortization	28,910	27,592	27,507	23,940
Interest expense	29,439	26,429	25,596	26,359
Interest income	(775)	(741)	(446)	(339)

Total expenses	107,164	100,145	101,133	97,738

Income from continuing operations before minority interest and equity in earnings in unconsolidated joint ventures	32,716	41,524	38,975	44,217
Equity in earnings of unconsolidated joint ventures
Equity in earnings of unconsolidated joint ventures, net	4,520	2,204	9,374	(1,305)

Income before continuing operation	37,236	43,728	48,349	42,912
Discontinued operations:
Income (loss) from discontinued operations	547	(1,365)	246	235

Total discontinued operations, net	547	(1,365)	246	235
Realized gains (losses) and unrealized losses on disposition of rental property, net	45	456	(4,840)	7,098

Net income	37,828	42,819	43,755	50,245
Preferred unit distributions	(3,925)	(3,925)	(3,863)	(3,943)
Net income available to common unitholders	$33,903	$38,894	$39,892	$46,302

Basic earning per unit:
Income from continuing operations	$0.51	$0.62	$0.61	$0.71
Discontinued operations	0.01	(0.02)	—	0.01

Net income available to common unitholders	$0.52	$0.60	$0.61	$0.72

Diluted earnings per unit:
Income from continuing operations	$0.51	$0.61	$0.61	$0.70
Discontinued operations	0.01	(0.02)	—	—

Net income available to common unitholders	$0.52	$0.59	$0.61	$0.70

Distributions declared per common unit	$0.63	$0.63	$0.62	$0.62

SCHEDULE III

MACK-CALI REALTY, L.P.

REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2003
(dollars in thousands)

							Gross Amount at Which Carried at Close of Period (a)
				Initial Costs		Costs Capitalized Subsequent to Acquisition
Property Location (b)	Year Built	Acquired	Related Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation
ATLANTIC COUNTY, NEW JERSEY
Egg Harbor
100 Decadon Drive (O)	1987	1995	—	300	3,282	392	300	3,674	3,974	812
200 Decadon Drive (O)	1991	1995	—	369	3,241	459	369	3,700	4,069	766
BERGEN COUNTY, NEW JERSEY
Fair Lawn
17-17 Rte 208 North (O)	1987	1995	—	3,067	19,415	2,352	3,067	21,767	24,834	4,994
Fort Lee
One Bridge Plaza (O)	1981	1996	—	2,439	24,462	2,803	2,439	27,265	29,704	5,302
2115 Linwood Avenue (O)	1981	1998	—	474	4,419	4,992	474	9,411	9,885	1,811
Little Ferry
200 Riser Road (O)	1974	1997	10,030	3,888	15,551	246	3,888	15,797	19,685	2,382
Montvale
95 Chestnut Ridge Road (O)	1975	1997	2,135	1,227	4,907	718	1,227	5,625	6,852	882
135 Chestnut Ridge Road (O)	1981	1997	—	2,587	10,350	2,311	2,587	12,661	15,248	2,198
Paramus
15 East Midland Avenue (O)	1988	1997	24,790	10,375	41,497	71	10,375	41,568	51,943	6,278
461 From Road (O)	1988	1997	35,000	13,194	52,778	243	13,194	53,021	66,215	8,002
650 From Road (O)	1978	1997	23,316	10,487	41,949	4,447	10,487	46,396	56,883	7,150
140 Ridgewood Avenue (O)	1981	1997	15,392	7,932	31,463	1,716	7,932	33,179	41,111	4,779
61 South Paramus Avenue (O)	1985	1997	15,776	9,005	36,018	5,162	9,005	41,180	50,185	7,120
Rochelle Park
120 Passaic Street (O)	1972	1997	—	1,354	5,415	102	1,357	5,514	6,871	833
365 West Passaic Street (O)	1976	1997	7,468	4,148	16,592	2,536	4,148	19,128	23,276	3,276
Upper Saddle River—
1 Lake Street (O)	1994	1997	35,789	13,952	55,812	6	13,952	55,818	69,770	8,434
10 Mountainview Road (O)	1986	1998	—	4,240	20,485	374	4,240	20,859	25,099	3,410
Woodcliff Lake
400 Chestnut Ridge Road (O)	1982	1997	10,374	4,201	16,802	4,364	4,201	21,166	25,367	2,544
470 Chestnut Ridge Road (O)	1987	1997	4,087	2,346	9,385	2	2,346	9,387	11,733	1,418
530 Chestnut Ridge Road (O)	1986	1997	4,032	1,860	7,441	3	1,860	7,444	9,304	1,125
300 Tice Boulevard (O)	1991	1996	—	5,424	29,688	2,945	5,424	32,633	38,057	5,850
50 Tice Boulevard (O)	1984	1994	13,829	4,500	—	27,027	4,500	27,027	31,527	14,094
BURLINGTON COUNTY, NEW JERSEY
Burlington
3 Terri Lane (F)	1991	1998	—	652	3,433	1,101	658	4,528	5,186	755
5 Terri Lane (F)	1992	1998	—	564	3,792	1,823	569	5,610	6,179	1,005
Moorestown
2 Commerce Drive (F)	1986	1999	—	723	2,893	59	723	2,952	3,675	294
101 Commerce Drive (F)	1988	1998	—	422	3,528	298	426	3,822	4,248	740
102 Commerce Drive (F)	1987	1999	—	389	1,554	59	389	1,613	2,002	164
201 Commerce Drive (F)	1986	1998	—	254	1,694	232	258	1,922	2,180	308
202 Commerce Drive (F)	1988	1999	—	490	1,963	52	490	2,015	2,505	204
1 Executive Drive (F)	1989	1998	—	226	1,453	216	228	1,667	1,895	343
2 Executive Drive (F)	1988	2000	—	801	3,206	250	801	3,456	4,257	383
101 Executive Drive (F)	1990	1998	—	241	2,262	311	244	2,570	2,814	505
102 Executive Drive (F)	1990	1998	—	353	3,607	323	357	3,926	4,283	719
225 Executive Drive (F)	1990	1998	—	323	2,477	226	326	2,700	3,026	489
97 Foster Road (F)	1982	1998	—	208	1,382	145	211	1,524	1,735	251
1507 Lancer Drive (F)	1995	1998	—	119	1,106	44	120	1,149	1,269	181
1510 Lancer Drive (F)	1998	1998	—	732	2,928	41	735	2,966	3,701	407
840 North Lenola Road (F)	1995	1998	—	329	2,366	202	333	2,564	2,897	459

							Gross Amount at Which Carried at Close of Period (a)
				Initial Costs		Costs Capitalized Subsequent to Acquisition
Property Location (b)	Year Built	Acquired	Related Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation
844 North Lenola Road (F)	1995	1998	—	239	1,714	112	241	1,824	2,065	287
915 North Lenola Road (F)	1998	2000	—	508	2,034	226	508	2,260	2,768	234
1245 North Church Street (F)	1998	2001	—	691	2,810	17	691	2,827	3,518	187
1247 North Church Street (F)	1998	2001	—	805	3,269	17	805	3,286	4,091	218
1256 North Church (F)	1984	1998	—	354	3,098	368	357	3,463	3,820	668
224 Strawbridge Drive (O)	1984	1997	—	766	4,335	3,286	766	7,621	8,387	2,128
228 Strawbridge Drive (O)	1984	1997	—	766	4,334	3,007	766	7,341	8,107	2,105
2 Twosome Drive (F)	2000	2001	—	701	2,807	18	701	2,825	3,526	188
30 Twosome Drive (F)	1997	1998	—	234	1,954	66	236	2,018	2,254	341
31 Twosome Drive (F)	1998	2001	—	815	3,276	102	815	3,378	4,193	244
40 Twosome Drive (F)	1996	1998	—	297	2,393	87	301	2,476	2,777	400
41 Twosome Drive (F)	1998	2001	—	605	2,459	12	605	2,471	3,076	181
50 Twosome Drive (F)	1997	1998	—	301	2,330	89	304	2,416	2,720	410
West Deptford
1451 Metropolitan Drive (F)	1996	1998	—	203	1,189	30	206	1,216	1,422	203
ESSEX COUNTY, NEW JERSEY
Millburn
150 J.F. Kennedy Parkway (O)	1980	1997	23,592	12,606	50,425	6,772	12,606	57,197	69,803	8,242
Roseland
101 Eisenhower Parkway (O)	1980	1994	—	228	—	15,170	228	15,170	15,398	8,603
103 Eisenhower Parkway (O)	1985	1994	—	—	—	13,816	2,300	11,516	13,816	5,657
105 Eisenhower Parkway (O)	2001	2001	—	4,430	42,898	1,836	3,835	45,329	49,164	3,527
HUDSON COUNTY, NEW JERSEY
Jersey City
Harborside Financial Center Plaza 1 (O)	1983	1996	—	3,923	51,013	—	3,923	51,013	54,936	9,140
Harborside Financial Center Plaza 2 (O)	1990	1996	76,801	17,655	101,546	10,205	15,040	114,366	129,406	20,343
Harborside Financial Center Plaza 3 (O)	1990	1996	76,802	17,655	101,878	9,874	15,040	114,367	129,407	20,344
Harborside Financial Center Plaza 4A (O)	2000	2000	—	1,244	56,144	7,745	1,244	63,889	65,133	5,583
Harborside Financial Center Plaza 5 (O)	2002	2002	—	6,218	170,682	35,496	5,705	206,691	212,396	4,621
MERCER COUNTY, NEW JERSEY
Hamilton Township
100 Horizon Drive (F)	1989	1995	—	205	1,676	618	222	2,277	2,499	421
200 Horizon Drive (F)	1991	1995	—	205	3,027	807	255	3,784	4,039	709
300 Horizon Drive (F)	1989	1995	—	379	4,355	1,323	429	5,628	6,057	1,151
500 Horizon Drive (F)	1990	1995	—	379	3,395	1,316	394	4,696	5,090	919
600 Horizon Drive (F)	2002	2002	—	—	7,549	248	282	7,515	7,797	204
Princeton
103 Carnegie Center (O)	1984	1996	—	2,566	7,868	1,001	2,566	8,869	11,435	1,997
100 Overlook Center (O)	1988	1997	—	2,378	21,754	1,736	2,378	23,490	25,868	3,736
5 Vaughn Drive (O)	1987	1995	—	657	9,800	1,266	657	11,066	11,723	2,423
MIDDLESEX COUNTY, NEW JERSEY
East Brunswick
377 Summerhill Road (O)	1977	1997	—	649	2,594	252	649	2,846	3,495	429
Plainsboro
500 College Road East (O)	1984	1998	—	614	20,626	399	614	21,025	21,639	3,094
South Brunswick
3 Independence Way (O)	1983	1997	—	1,997	11,391	434	1,997	11,825	13,822	1,988
Woodbridge
581 Main Street (O)	1991	1997	17,500	3,237	12,949	19,810	8,115	27,881	35,996	3,962

							Gross Amount at Which Carried at Close of Period (a)
				Initial Costs		Costs Capitalized Subsequent to Acquisition
Property Location (b)	Year Built	Acquired	Related Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation
MONMOUTH COUNTY, NEW JERSEY
Neptune
3600 Route 66 (O)	1989	1995	—	1,098	18,146	1,255	1,098	19,401	20,499	3,724
Wall Township
1305 Campus Parkway (O)	1988	1995	—	335	2,560	123	335	2,683	3,018	605
1325 Campus Parkway (F)	1988	1995	—	270	2,928	567	270	3,495	3,765	741
1340 Campus Parkway (F)	1992	1995	—	489	4,621	652	489	5,273	5,762	1,310
1345 Campus Parkway (F)	1995	1997	—	1,023	5,703	864	1,023	6,567	7,590	1,136
1350 Campus Parkway (O)	1990	1995	—	454	7,134	1,227	454	8,361	8,815	1,832
1433 Highway 34 (F)	1985	1995	—	889	4,321	1,154	889	5,475	6,364	1,411
1320 Wyckoff Avenue (F)	1986	1995	—	255	1,285	61	255	1,346	1,601	263
1324 Wyckoff Avenue (F)	1987	1995	—	230	1,439	126	230	1,565	1,795	363
MORRIS COUNTY, NEW JERSEY
Florham Park
325 Columbia Parkway (O)	1987	1994	—	1,564	—	15,554	1,564	15,554	17,118	7,481
Morris Plains
250 Johnson Road (O)	1977	1997	—	2,004	8,016	574	2,004	8,590	10,594	1,464
201 Littleton Road (O)	1979	1997	—	2,407	9,627	751	2,407	10,378	12,785	1,534
Morris Township
340 Mt. Kemble Avenue (O)	1985	1997	32,178	13,624	54,496	40	13,624	54,536	68,160	8,240
Parsippany
4 Campus Drive (O)	1983	2001	—	5,213	20,984	466	5,213	21,450	26,663	1,471
6 Campus Drive (O)	1983	2001	—	4,411	17,796	539	4,411	18,335	22,746	1,278
7 Campus Drive (O)	1982	1998	—	1,932	27,788	107	1,932	27,895	29,827	4,103
8 Campus Drive (O)	1987	1998	—	1,865	35,456	1,606	1,865	37,062	38,927	5,758
9 Campus Drive (O)	1983	2001	—	3,277	11,796	16,508	5,842	25,739	31,581	1,371
2 Dryden Way (O)	1990	1998	—	778	420	13	778	433	1,211	72
4 Gatehall Drive (O)	1988	2000	—	8,452	33,929	586	8,452	34,515	42,967	3,167
2 Hilton Court (O)	1991	1998	—	1,971	32,007	1,479	1,971	33,486	35,457	4,911
1633 Littleton Road (O)	1978	2002	—	2,283	9,550	163	2,355	9,641	11,996	277
600 Parsippany Road (O)	1978	1994	—	1,257	5,594	1,276	1,257	6,870	8,127	1,807
1 Sylvan Way (O)	1989	1998	—	1,689	24,699	394	1,021	25,761	26,782	4,560
5 Sylvan Way (O)	1989	1998	—	1,160	25,214	1,181	1,160	26,395	27,555	3,986
7 Sylvan Way (O)	1987	1998	—	2,084	26,083	2,092	2,084	28,175	30,259	3,881
PASSAIC COUNTY, NEW JERSEY
Clifton
777 Passaic Avenue (O)	1983	1994	—	—	—	7,289	1,100	6,189	7,289	3,067
Totowa
1 Center Court (F)	1999	1999	—	270	1,824	713	270	2,537	2,807	535
2 Center Court (F)	1998	1998	—	191	—	2,603	191	2,603	2,794	728
11 Commerce Way (F)	1989	1995	—	586	2,986	272	586	3,258	3,844	770
20 Commerce Way (F)	1992	1995	—	516	3,108	(56)	516	3,052	3,568	659
29 Commerce Way (F)	1990	1995	—	586	3,092	1,055	586	4,147	4,733	924
40 Commerce Way (F)	1987	1995	—	516	3,260	438	516	3,698	4,214	1,047
45 Commerce Way (F)	1992	1995	—	536	3,379	197	536	3,576	4,112	849
60 Commerce Way (F)	1988	1995	—	526	3,257	368	526	3,625	4,151	807
80 Commerce Way (F)	1996	1996	—	227	—	1,675	227	1,675	1,902	702
100 Commerce Way (F)	1996	1996	—	226	—	1,674	226	1,674	1,900	702
120 Commerce Way (F)	1994	1995	—	228	—	1,211	228	1,211	1,439	252
140 Commerce Way (F)	1994	1995	—	229	—	1,212	229	1,212	1,441	252
999 Riverview Drive (O)	1988	1995	—	476	6,024	671	476	6,695	7,171	1,450
Wayne
201 Willowbrook Boulevard (O)	1970	1997	—	3,103	12,410	5,183	3,103	17,593	20,696	2,327
SOMERSET COUNTY, NEW JERSEY
Basking Ridge

							Gross Amount at Which Carried at Close of Period (a)
				Initial Costs		Costs Capitalized Subsequent to Acquisition
Property Location (b)	Year Built	Acquired	Related Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation
106 Allen Road (O)	2000	2000	—	3,853	14,465	2,329	3,457	17,190	20,647	2,001
222 Mt. Airy Road (O)	1986	1996	3,386	775	3,636	17	775	3,653	4,428	677
233 Mt. Airy Road (O)	1987	1996	—	1,034	5,033	1,646	1,034	6,679	7,713	1,252
Bridgewater
721 Route 202/206 (O)	1989	1997	23,000	6,730	26,919	634	6,730	27,553	34,283	4,297
UNION COUNTY, NEW JERSEY
Clark
100 Walnut Avenue (O)	1985	1994	—	—	—	18,812	1,822	16,990	18,812	8,919
Cranford
6 Commerce Drive (O)	1973	1994	—	250	—	2,898	250	2,898	3,148	1,899
11 Commerce Drive (O)	1981	1994	—	470	—	6,159	470	6,159	6,629	3,533
12 Commerce Drive (O)	1967	1997	—	887	3,549	1,452	887	5,001	5,888	772
14 Commerce Drive (O)	1971	2003	—	1,283	6,344	5	1,283	6,349	7,632	43
20 Commerce Drive (O)	1990	1994	—	2,346	—	22,307	2,346	22,307	24,653	9,019
25 Commerce Drive (O)	1971	2002	—	1,520	6,186	61	1,520	6,247	7,767	234
65 Jackson Drive (O)	1984	1994	—	541	—	7,127	541	7,127	7,668	3,675
New Providence
890 Mountain Road (O)	1977	1997	—	2,796	11,185	4,573	3,765	14,789	18,554	2,210
DUTCHESS COUNTY, NEW YORK
Fishkill
300 South Lake Drive (O)	1987	1997	—	2,258	9,031	983	2,258	10,014	12,272	1,556
NASSAU COUNTY, NEW YORK
North Hempstead
600 Community Drive (O)	1983	1997	—	11,018	44,070	540	11,018	44,610	55,628	6,727
111 East Shore Road (O)	1980	1997	—	2,093	8,370	365	2,093	8,735	10,828	1,309
ROCKLAND COUNTY, NEW YORK
Suffern
400 Rella Boulevard (O)	1988	1995	—	1,090	13,412	3,037	1,090	16,449	17,539	3,887
WESTCHESTER COUNTY, NEW YORK
Elmsford
11 Clearbrook Road (F)	1974	1997	—	149	2,159	237	149	2,396	2,545	410
75 Clearbrook Road (F)	1990	1997	—	2,314	4,716	5	2,314	4,721	7,035	816
100 Clearbrook Road (O)	1975	1997	—	220	5,366	868	220	6,234	6,454	1,285
125 Clearbrook Road (F)	2002	2002	—	1,055	3,676	(51)	1,055	3,625	4,680	284
150 Clearbrook Road (F)	1975	1997	—	497	7,030	566	497	7,596	8,093	1,353
175 Clearbrook Road (F)	1973	1997	—	655	7,473	777	655	8,250	8,905	1,488
200 Clearbrook Road (F)	1974	1997	—	579	6,620	678	579	7,298	7,877	1,362
250 Clearbrook Road (F)	1973	1997	—	867	8,647	792	867	9,439	10,306	1,723
50 Executive Boulevard (F)	1969	1997	—	237	2,617	97	237	2,714	2,951	464
77 Executive Boulevard (F)	1977	1997	—	34	1,104	107	34	1,211	1,245	217
85 Executive Boulevard (F)	1968	1997	—	155	2,507	110	155	2,617	2,772	454
101 Executive Boulevard (O)	1971	1997	—	267	5,838	686	267	6,524	6,791	1,174
300 Executive Boulevard (F)	1970	1997	—	460	3,609	147	460	3,756	4,216	641
350 Executive Boulevard (F)	1970	1997	—	100	1,793	144	100	1,937	2,037	349
399 Executive Boulevard (F)	1962	1997	—	531	7,191	167	531	7,358	7,889	1,355
400 Executive Boulevard (F)	1970	1997	—	2,202	1,846	462	2,202	2,308	4,510	532
500 Executive Boulevard (F)	1970	1997	—	258	4,183	577	258	4,760	5,018	920
525 Executive Boulevard (F)	1972	1997	—	345	5,499	485	345	5,984	6,329	1,022
700 Executive Boulevard (L)	N/A	1997	—	970	—	—	970	—	970	—
3 Odell Plaza (O)	1984	2003	—	1,322	4,777	14	1,322	4,791	6,113	40
5 Skyline Drive (F)	1980	2001	—	2,219	8,916	4	2,219	8,920	11,139	539
6 Skyline Drive (F)	1980	2001	—	740	2,971	6	740	2,977	3,717	180
555 Taxter Road (O)	1986	2000	—	4,285	17,205	1,320	4,285	18,525	22,810	1,616
565 Taxter Road (O)	1988	2000	—	4,285	17,205	876	4,233	18,133	22,366	1,693

							Gross Amount at Which Carried at Close of Period (a)
				Initial Costs		Costs Capitalized Subsequent to Acquisition
Property Location (b)	Year Built	Acquired	Related Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation
570 Taxter Road (O)	1972	1997	—	438	6,078	867	438	6,945	7,383	1,445
1 Warehouse Lane (I)	1957	1997	—	3	268	208	3	476	479	71
2 Warehouse Lane (I)	1957	1997	—	4	672	206	4	878	882	171
3 Warehouse Lane (I)	1957	1997	—	21	1,948	479	21	2,427	2,448	456
4 Warehouse Lane (I)	1957	1997	—	84	13,393	1,063	85	14,455	14,540	2,481
5 Warehouse Lane (I)	1957	1997	—	19	4,804	857	19	5,661	5,680	1,019
6 Warehouse Lane (I)	1982	1997	—	10	4,419	252	10	4,671	4,681	784
1 Westchester Plaza (F)	1967	1997	—	199	2,023	124	199	2,147	2,346	388
2 Westchester Plaza (F)	1968	1997	—	234	2,726	79	234	2,805	3,039	485
3 Westchester Plaza (F)	1969	1997	—	655	7,936	404	655	8,340	8,995	1,458
4 Westchester Plaza (F)	1969	1997	—	320	3,729	125	320	3,854	4,174	741
5 Westchester Plaza (F)	1969	1997	—	118	1,949	189	118	2,138	2,256	389
6 Westchester Plaza (F)	1968	1997	—	164	1,998	171	164	2,169	2,333	433
7 Westchester Plaza (F)	1972	1997	—	286	4,321	97	286	4,418	4,704	770
8 Westchester Plaza (F)	1971	1997	—	447	5,262	792	447	6,054	6,501	1,363
Hawthorne
200 Saw Mill River Road (F)	1965	1997	—	353	3,353	333	353	3,686	4,039	674
1 Skyline Drive (O)	1980	1997	—	66	1,711	206	66	1,917	1,983	331
2 Skyline Drive (O)	1987	1997	—	109	3,128	401	109	3,529	3,638	693
3 Skyline Drive (O)	1981	2002	—	1,882	7,578	63	1,882	7,641	9,523	270
4 Skyline Drive (F)	1987	1997	—	363	7,513	1,071	363	8,584	8,947	1,763
7 Skyline Drive (O)	1987	1998	—	330	13,013	920	330	13,933	14,263	1,817
8 Skyline Drive (F)	1985	1997	—	212	4,410	1,403	212	5,813	6,025	1,407
10 Skyline Drive (F)	1985	1997	—	134	2,799	95	134	2,894	3,028	552
11 Skyline Drive (F)	1989	1997	—	—	4,788	435	—	5,223	5,223	1,012
12 Skyline Drive (F)	1999	1999	—	1,562	3,254	1,499	1,320	4,995	6,315	951
14 Skyline Drive (L)	N/A	2002	—	964	—	15	979	—	979	—
15 Skyline Drive (F)	1989	1997	—	—	7,449	732	—	8,181	8,181	1,802
16 Skyline Drive (L)	N/A	2002	—	850	—	31	881	—	881	—
17 Skyline Drive (O)	1989	1997	—	—	7,269	168	—	7,437	7,437	1,281
19 Skyline Drive (O)	1982	1997	—	2,355	34,254	4,310	2,356	38,563	40,919	9,068
Tarrytown
200 White Plains Road (O)	1982	1997	—	378	8,367	935	378	9,302	9,680	2,093
220 White Plains Road (O)	1984	1997	—	367	8,112	1,110	367	9,222	9,589	1,871
230 White Plains Road (R)	1984	1997	—	124	1,845	—	124	1,845	1,969	319
White Plains
1 Barker Avenue (O)	1975	1997	—	208	9,629	805	207	10,435	10,642	1,892
3 Barker Avenue (O)	1983	1997	—	122	7,864	1,836	122	9,700	9,822	1,842
50 Main Street (O)	1985	1997	—	564	48,105	4,950	564	53,055	53,619	10,291
11 Martine Avenue (O)	1987	1997	—	127	26,833	4,526	127	31,359	31,486	6,087
1 Water Street (O)	1979	1997	—	211	5,382	767	211	6,149	6,360	1,091
Yonkers
100 Corporate Boulevard (F)	1987	1997	—	602	9,910	742	602	10,652	11,254	1,947
200 Corporate Boulevard South (F)	1990	1997	—	502	7,575	308	502	7,883	8,385	1,334
250 Corporate Boulevard South (L)	N/A	2002	—	1,028	—	31	1,059	—	1,059	—
1 Enterprise Boulevard (L)	N/A	1997	—	1,379	—	1	1,380	—	1,380	—
1 Executive Boulevard (O)	1982	1997	—	1,104	11,904	1,297	1,105	13,200	14,305	2,563
2 Executive Plaza (R)	1986	1997	—	89	2,439	3	89	2,442	2,531	422
3 Executive Plaza (O)	1987	1997	—	385	6,256	1,559	385	7,815	8,200	1,446
4 Executive Plaza (F)	1986	1997	—	584	6,134	1,269	584	7,403	7,987	1,393
6 Executive Plaza (F)	1987	1997	—	546	7,246	104	546	7,350	7,896	1,296
1 Odell Plaza (F)	1980	1997	—	1,206	6,815	641	1,206	7,456	8,662	1,369
5 Odell Plaza (F)	1983	1997	—	331	2,988	226	331	3,214	3,545	542
7 Odell Plaza (F)	1984	1997	—	419	4,418	284	419	4,702	5,121	846
CHESTER COUNTY, PENNSYLVANIA

							Gross Amount at Which Carried at Close of Period (a)
				Initial Costs		Costs Capitalized Subsequent to Acquisition
Property Location (b)	Year Built	Acquired	Related Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation
Berwyn
1000 Westlakes Drive (O)	1989	1997	—	619	9,016	475	619	9,491	10,110	1,659
1055 Westlakes Drive (O)	1990	1997	—	1,951	19,046	2,326	1,951	21,372	23,323	3,735
1205 Westlakes Drive (O)	1988	1997	—	1,323	20,098	1,040	1,323	21,138	22,461	3,682
1235 Westlakes Drive (O)	1986	1997	—	1,417	21,215	1,195	1,418	22,409	23,827	3,982
DELAWARE COUNTY, PENNSYLVANIA
Lester
100 Stevens Drive (O)	1986	1996	—	1,349	10,018	2,800	1,349	12,818	14,167	2,377
200 Stevens Drive (O)	1987	1996	—	1,644	20,186	4,572	1,644	24,758	26,402	4,551
300 Stevens Drive (O)	1992	1996	—	491	9,490	795	491	10,285	10,776	2,003
Media
1400 Providence Rd—Center I (O)	1986	1996	—	1,042	9,054	1,605	1,042	10,659	11,701	2,300
1400 Providence Rd.—Center II(O)	1990	1996	—	1,543	16,464	1,952	1,544	18,415	19,959	3,949
MONTGOMERY COUNTY, PENNSYLVANIA
Blue Bell
4 Sentry Parkway	1982	2003	—	1,749	7,721	—	1,749	7,721	9,470	64
16 Sentry Parkway	1988	2002	—	3,377	13,511	268	3,377	13,779	17,156	351
18 Sentry Parkway	1988	2002	—	3,515	14,062	72	3,515	14,134	17,649	356
King of Prussia
2200 Renaissance Blvd (O)	1985	2002	18,800	5,347	21,453	786	5,347	22,239	27,586	580
Lower Providence
1000 Madison Avenue (O)	1990	1997	—	1,713	12,559	784	1,714	13,342	15,056	2,129
Plymouth Meeting
1150 Plymouth Meeting Mall (O)	1970	1997	—	125	499	21,502	125	22,001	22,126	3,481
Five Sentry Parkway East (O)	1984	1996	—	642	7,992	511	642	8,503	9,145	1,533
Five Sentry Parkway West (O)	1984	1996	—	268	3,334	74	268	3,408	3,676	610
FAIRFIELD COUNTY, CONNECTICUT
Greenwich
500 West Putnam Avenue (O)	1973	1998	7,495	3,300	16,734	1,426	3,300	18,160	21,460	2,921
Norwalk
40 Richards Avenue (O)	1985	1998	—	1,087	18,399	2,016	1,087	20,415	21,502	3,196
Shelton
1000 Bridgeport Avenue (O)	1986	1997	—	773	14,934	327	744	15,290	16,034	2,776
Stamford
1266 East Main Street (O)	1984	2002	19,153	6,638	26,567	520	6,638	27,087	33,725	776
419 West Avenue (F)	1986	1997	—	4,538	9,246	908	4,538	10,154	14,692	1,688
500 West Avenue (F)	1988	1997	—	415	1,679	261	415	1,940	2,355	441
550 West Avenue (F)	1990	1997	—	1,975	3,856	16	1,975	3,872	5,847	668
600 West Avenue (F)	1999	1999	—	2,305	2,863	833	2,305	3,696	6,001	373
650 West Avenue (F)	1998	1998	—	1,328	—	3,913	1,328	3,913	5,241	981
WASHINGTON, D.C.
1201 Connecticut Avenue, NW (O)	1940	1999	—	14,228	18,571	1,441	14,228	20,012	34,240	2,487
1400 L Street, NW (O)	1987	1998	—	13,054	27,423	949	13,054	28,372	41,426	4,221
PRINCE GEORGE'S COUNTY, MARYLAND
Lanham
4200 Parliament Place (O)	1989	1998	—	2,114	13,546	701	1,393	14,968	16,361	2,531
BEXAR COUNTY, TEXAS
San Antonio
84 N.E. Loop 410 (O)	1971	1997	—	2,295	10,382	(1,183)	2,402	9,092	11,494	483
DALLAS COUNTY, TEXAS
Dallas
3030 LBJ Freeway (O)	1984	1997	—	6,098	24,366	2,655	6,098	27,021	33,119	4,672

							Gross Amount at Which Carried at Close of Period (a)
				Initial Costs		Costs Capitalized Subsequent to Acquisition
Property Location (b)	Year Built	Acquired	Related Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation
Richardson
1122 Alma Road (O)	1977	1997	—	754	3,015	347	754	3,362	4,116	504
ARAPAHOE COUNTY, COLORADO
Denver
400 South Colorado Boulevard (O)	1983	1998	—	1,461	10,620	1,057	1,461	11,677	13,138	1,856
Englewood
9359 East Nichols Avenue (O)	1997	1998	—	1,155	8,171	428	1,155	8,599	9,754	1,135
5350 South Roslyn Street (O)	1982	1998	—	862	6,831	(2,232)	559	4,902	5,461	405
BOULDER COUNTY, COLORADO
Broomfield
105 South Technology Court (O)	1997	1998	—	653	4,936	(2,564)	653	2,372	3,025	87
303 South Technology Court-A (O)	1997	1998	—	623	3,892	(1,399)	623	2,493	3,116	117
303 South Technology Court-B (O)	1997	1998	—	623	3,892	(1,399)	623	2,493	3,116	117
Louisville
1172 Century Drive (O)	1996	1998	—	707	4,647	(58)	707	4,589	5,296	204
248 Centennial Parkway (O)	1996	1998	—	708	4,647	(58)	708	4,589	5,297	204
285 Century Place (O)	1997	1998	—	889	10,133	(4,109)	891	6,022	6,913	266
DENVER COUNTY, COLORADO
Denver
8181 East Tufts Avenue (O)	2001	2001	—	2,342	32,029	1,274	2,342	33,303	35,645	3,134
3600 South Yosemite (O)	1974	1998	—	556	12,980	28	556	13,008	13,564	1,851
DOUGLAS COUNTY, COLORADO
Englewood
67 Inverness Drive East (O)	1996	1998	—	1,034	5,516	(2,858)	1,035	2,657	3,692	147
384 Inverness Drive South (O)	1985	1998	—	703	5,653	(2,436)	703	3,217	3,920	243
400 Inverness Drive (O)	1997	1998	—	1,584	19,878	(4,795)	1,584	15,083	16,667	810
5975 South Quebec Street (O)	1996	1998	—	855	11,551	1,829	857	13,378	14,235	2,026
Parker
9777 Pyramid Court (O)	1995	1998	—	1,304	13,189	339	1,306	13,526	14,832	1,990
EL PASO COUNTY, COLORADO
Colorado Springs
8415 Explorer (O)	1998	1999	—	347	2,507	2,497	347	5,004	5,351	214
1975 Research Parkway (O)	1997	1998	—	1,397	13,221	(1,285)	1,611	11,722	13,333	685
2375 Telstar Drive (O)	1998	1999	—	348	2,507	2,498	348	5,005	5,353	215
JEFFERSON COUNTY, COLORADO
Lakewood
141 Union Boulevard (O)	1985	1998	—	774	6,891	(1,109)	775	5,781	6,556	379
SAN FRANCISCO COUNTY, CALIFORNIA
San Francisco
795 Folsom Street (O)	1977	1999	—	9,348	24,934	6,842	9,348	31,776	41,124	5,397
760 Market Street (O)	1908	1997	—	5,588	22,352	40,230	13,499	54,671	68,170	8,340
Projects Under Development & Developable Land			—	61,570	—	10,402	61,570	10,402	71,972	—
Furniture, Fixtures & Equipment			—	—	—	7,616	—	7,616	7,616	8,108

							Gross Amount at Which Carried at Close of Period (a)
				Initial Costs		Costs Capitalized Subsequent to Acquisition
Property Location (b)	Year Built	Acquired	Related Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation
TOTALS			$500,725	$538,531	$2,908,391	$507,710	$552,287	$3,402,345	$3,954,632	$546,007
(a	)	The aggregate cost for federal income tax purposes at December 31, 2003 was approximately $3.1 billion.
(b	)	Legend of Property Codes:
		(O)=Office Property	(R)=Stand-alone Retail Property
		(F)=Office/Flex Property	(L)=Land Lease
(I)=Industrial/Warehouse Property

MACK-CALI REALTY, L.P.

NOTE TO SCHEDULE III

        Changes in rental properties and accumulated depreciation for the periods ended December 31, 2003, 2002 and 2001 are as follows (in thousands):

	2003	2002	2001
Rental Properties
Balance at beginning of year	$3,857,657	$3,378,071	$3,589,877
Additions	115,882	202,082	382,382
Rental property held for sale — before accumulated depreciation	—	453,469	(453,469)
Properties sold	(16,951)	(168,245)	(140,719)
Retirements/disposals	(1,956)	(7,720)	—

Balance at end of year	$3,954,632	$3,857,657	$3,378,071

Accumulated Depreciation
Balance at beginning of year	$445,569	$350,705	$302,932
Depreciation expense	103,483	98,050	87,716
Rental property held for sale	—	16,455	(28,379)
Properties sold	(2,462)	(12,121)	(11,564)
Retirements/disposals	(583)	(7,520)	—

Balance at end of year	$546,007	$445,569	$350,705

American Financial
Exchange L.L.C. and
Subsidiaries

Consolidated Financial Statements
For the period from January 1, 2003
to September 28, 2003 and for the
years ended December 31, 2002 and 2001

Report of Independent Auditors

To the Members of
American Financial Exchange L.L.C.
    and Subsidiaries:

        In our opinion, the accompanying consolidated balances sheets and the related consolidated statements of operations, of changes in members' capital and of cash flows present fairly, in all material respects, the financial position of American Financial Exchange L.L.C. and Subsidiaries (collectively, the "Company") at September 28, 2003 and December 31, 2002 and the results of their operations and their cash flows for the period from January 1, 2003 to September 28, 2003 and for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP PricewaterhouseCoopers LLP New York, New York February 24, 2004

AMERICAN FINANCIAL EXCHANGE L.L.C. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 28, 2003	December 31, 2002
ASSETS
Rental property
Land and improvements	$2,434,832	$9,948,290
Building	87,698,835	80,883,877
Tenant improvements	19,616,272	15,165,110

	109,749,939	105,997,277
Less—accumulated depreciation	(2,360,008)	(802,302)

Total rental property	107,389,931	105,194,975
Cash and cash equivalents	167	905,144
Accounts receivable, net of allowance of $187,000 and $0	280,846	885,685
Unbilled rents receivable	3,818,521	1,077,228
Deferred charges and other assets, net of
accumulated amortization of $1,551,764 and $429,470	23,752,937	23,655,083

Total assets	$135,242,402	$131,718,115

LIABILITIES AND MEMBERS' CAPITAL
Accounts payable and accrued expenses	$2,102,612	$6,243,315

Total liabilities	2,102,612	6,243,315

Members' capital	133,139,790	125,474,800

Total liabilities and members' capital	$135,242,402	$131,718,115

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FINANCIAL EXCHANGE L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Period from January 1, 2003 to September 28,	For the Year Ended December 31,
	2003	2002	2001
REVENUES
Base rents	$16,440,509	$6,576,687	$580,128
Escalations and recoveries from tenants	454,738	123,110	—
Parking and other income	502,815	363,132	—

Total revenues	17,398,062	7,062,929	580,128

EXPENSES
Payments in lieu of taxes	419,789	192,733	58,540
Utilities	780,202	278,379	—
Operating services	1,672,467	598,656	3,264
General and administrative	167,466	51,024	1,415
Depreciation and amortization	2,911,867	1,046,353	38,943

Total expenses	5,951,791	2,167,145	102,162

Net income	$11,446,271	$4,895,784	$477,966

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FINANCIAL EXCHANGE L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS' CAPITAL

Balance at January 1, 2001	$14,996,542
Contributions	59,379,764
Distributions	(3,293,385)
Net income	477,966

Balance at December 31, 2001	71,560,887
Contributions	50,218,129
Distributions	(1,200,000)
Net income	4,895,784

Balance at December 31, 2002	125,474,800
Contributions	19,122,851
Distributions	(22,904,132)
Net income	11,446,271

Balance at September 28, 2003	$133,139,790

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FINANCIAL EXCHANGE L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Period from January 1, 2003 to September 28,	For the Year Ended December 31,
	2003	2002	2001
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$11,446,271	$4,895,784	$477,966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,911,867	1,046,353	38,943
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	604,839	(763,278)	15,093
Increase in deferred charges and other assets	(1,452,013)	(10,718,474)	(1,813,636)
Increase in unbilled rents receivable	(2,741,293)	(1,077,228)	—
(Decrease) increase in accounts payable and accrued expenses	(4,140,703)	(3,423,268)	266,589

Net cash provided by (used in) operating activities	6,628,968	(10,040,111)	(1,015,045)

CASH FLOW FROM INVESTING ACTIVITIES
Additions to rental property	(17,168,794)	(38,081,107)	(55,223,361)

Net cash used in investing activities	(17,168,794)	(38,081,107)	(55,223,361)

CASH FLOW FROM FINANCING ACTIVITIES
Contributions	19,122,851	50,218,129	59,379,764
Distributions	(9,488,002)	(1,200,000)	(3,293,385)

Net cash provided by financing activities	9,634,849	49,018,129	56,086,379

Net (decrease) increase in cash and cash equivalents	(904,977)	896,911	(152,027)
CASH AND CASH EQUIVALENTS
Beginning of period	905,144	8,233	160,260

End of period	$167	$905,144	$8,233

Supplemental Non-Cash Information

        Included in accounts payable and accrued expenses are $2,077,420, and $6,173,929 as of September 28, 2003 and December 31, 2002, respectively, of additions to rental property and deferred charges.

        In 2003, the Company distributed to its then partners, MCHP and Columbia, its interests in Plaza VIII and IX Associates, L.L.C., an entity into which the Company transferred its undeveloped land amounting to $13,416,132 in net book value, and related parking operations.

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN FINANCIAL EXCHANGE L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS

        American Financial Exchange L.L.C., a New Jersey limited liability company (the "Company"), was formed on May 20, 1998 as a joint venture between M-C Harsimus Partners, LLC ("MCHP"), as managing member, and Columbia Development Company, L.L.C. ("Columbia"). The Company was formed for the purpose of investing in, holding, rehabilitating, developing, managing, maintaining, and operating real estate investments. The members executed an agreement ("Operating Agreement") setting forth management, operating and distribution provisions of the Company.

        The Company acquired land located on the Hudson River waterfront in Jersey City, Hudson County, New Jersey, on which it has constructed a parking facility, a portion of which has been licensed to a parking operator. The parking facility serves a ferry service between Harborside Financial Center and Manhattan.

        During 2000, the Company terminated the parking agreement on certain areas of the land and commenced construction of a 575,000 square-foot office building ("Plaza 10"). Construction of the building was substantially completed in September 2002. The building is 100 percent leased to Charles Schwab & Co., Inc. ("Schwab") for a 15-year term. The lease agreement obligated the Company, among other things, to deliver space to the tenant by required deadlines and offered expansion options, at the tenant's election, to additional space at any of the existing adjacent Harborside Financial Center projects, which are owned by an affiliate of MCHP. Such options could have obligated the Company to construct an additional building at Harborside Financial Center if vacant space was not available in any of the existing Harborside Financial Center projects. Should the Company have been unable to or choose not to provide such expansion space, the Company could have been liable to Schwab for its actual damages, in no event to exceed $15 million. The amount of Schwab's actual damages, up to $15 million, had been guaranteed by Mack-Cali Realty Corporation, an affiliate to MCHP.

        Profits of the Company are allocated to the members based upon the priority of distributions specified in the Operating Agreement and a related Letter Agreement, described hereinafter. Generally, distributions of Net Cash Flow, as defined, are allocated to the members in the following order:

  1.
  To MCHP until they have received a cumulative preferred return of 9 percent per annum compounded through October 20, 2000 and a cumulative preferred return of 30-day LIBOR plus 350 basis points thereafter on their Unrecovered Capital Contribution, as defined;

  2.
  To the members in proportion to their Unrecovered Capital Contributions (excluding MCHP's Capital Contribution, as defined, in the amount of the Purchase Price, as defined) until their Unrecovered Capital Contributions (excluding MCHP's Capital Contribution in the amount of the Purchase Price) have been reduced to zero; and

  3.
  To the members pro-rata to the extent of their respective interests of 50 percent for both MCHP and Columbia, respectively.

        Distributions of Net Proceeds, as defined, that may result from the disposition of property, insurance damage recoveries or financing activities of the property shall be allocated to the members in the following order:

  1.
  To MCHP until they have received a cumulative preferred return of 9 percent per annum compounded through October 20, 2000 and a cumulative preferred return of 30-day LIBOR plus 350 basis points thereafter on their Unrecovered Capital Contributions, as defined;

  2.
  To the members in proportion to their Unrecovered Capital Contributions (including MCHP's Capital Contribution in the amount of the Purchase Price, as defined) until their Uncovered Capital Contributions (including MCHP's Capital Contribution in the amount of the Purchase Price) have been reduced to zero; and

  3.
  To the members pro-rata to the extent of their respective interests of 50 percent for both MCHP and Columbia, respectively.

        At September 28, 2003, the Unpaid Preferred Return due to MCHP was $6,201,287.

        On October 20, 2000, MCHP and Columbia entered into a letter agreement ("Letter Agreement") in connection with the Company's decision to commence construction of Plaza 10. The Letter Agreement acknowledges that MCHP, or one of its affiliates, is entitled to the following:

  1.
  A developer's fee ("Developer's Fee") of $3.465 million for construction management services;

  2.
  A leasing commission override of $1.0 million ("Leasing Fee") on the Schwab lease and any other tenant lease that is executed; and

  3.
  A management fee ("Management Fee") equal to three percent of gross rents collected for property management services after Plaza 10 is placed in service.

        The Letter Agreement also states that from the date of the Letter Agreement, MCHP is to earn a cumulative preferred return on its Unrecovered Capital Contributions, including amounts contributed prior to the execution of the Letter Agreement, at a rate of the 30-day London Inter-Bank Offered Rate (LIBOR) plus 350 basis points. In addition, the Letter Agreement states that MCHP has the right to place on behalf of the Company any required financing for the Company's projects, including Plaza 10, provided that the financing is non-recourse to Columbia and is at market terms. The Letter Agreement provided for the Company's members to enter into definitive documentation to more fully set forth and confirm the terms of the Letter Agreement.

        In September 2003, in advance of the transaction described below, the Company distributed to its then partners, MCHP and Columbia, its interests in Plaza VIII and IX Associates, L.L.C., an entity into which the Company transferred its undeveloped land and related parking operations.

        On September 29, 2003, MCHP sold its full interest and Columbia sold substantially all of its interests in the Company. In conjunction with the sale, the Company's lease agreement with Schwab was amended to provide for, among other things, the release of all expansion obligations by the Company and released MCHP and its affiliates from any remaining obligations and guarantees. Additionally, with the sale, MCHP and its affiliates were paid the Developer's Fee and the Leasing Fee.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting	The books and records of the Company are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements have been derived from accounting records maintained by Mack-Cali Realty Corporation, an affiliate of MCHP, which include the consolidated financial statements of American Financial Exchange L.L.C. that also includes Plaza X Realty L.L.C., Plaza X Urban Renewal Associates L.L.C. and Plaza X Leasing Associates L.L.C.
Cash and Cash Equivalents	All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.
Rental property
Rental property is stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition and development of rental property are capitalized. Capitalized development costs include property taxes, insurance and other project costs incurred during the period of construction. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.
Rental property is depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Building and improvements	5 to 40 years

Tenant improvements	The shorter of the term of the related lease or useful life

On a periodic basis, management assesses whether there are any indicators that the value of the Company's rental property may be impaired. A property's value is impaired only if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. To the extent an impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. Management does not believe that the value of the Company's rental property is impaired.

Deferred Leasing Costs
Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related lease and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Amortization of such leasing costs was $1,122,294, $429,470 and $0 for the period from January 1, 2003 to September 28, 2003 and for the years ended December 31, 2002 and 2001, respectively, and was included under Depreciation and Amortization on the Consolidated Statement of Operations.
Revenue Recognition
Base rental revenue is recognized on a straight-line basis over the terms of the respective leases. Unbilled rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements. Parking and other revenue includes income from parking spaces leased to tenants and percentage rents based upon the level of sales achieved by the leasee. Escalations and recoveries are received from tenants for certain costs as provided in the lease agreements. These costs generally include real estate taxes, utilities, insurance, common area maintenance and other recoverable costs.
Income Taxes
A limited liability company is not liable for federal or state income taxes and, therefore, no provision for income taxes is made in the accompanying consolidated financial statements. Rather, a proportionate share of the member's income, deductions, credits and tax preference items are reported to the individual members for inclusion on their tax returns.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.    TAX EXEMPTION AGREEMENT

        The Company has obtained approval from the City of Jersey City, New Jersey, for a tax exemption of all improvements to be constructed and maintained in accordance with the terms of a Financial Agreement, which shall remain in effect for the earlier of twenty-five years from the date of the Financial Agreement or twenty years from the date of Substantial Completion, as defined, of the project. Pursuant to the Financial Agreement, the Company has agreed to make the following annual payments in lieu of property taxes ("PILOT"):

  1.
  The greater of (i) the Minimum Annual Service Charge, as defined, upon Substantial Completion of the project; or (ii) 2% of the Total Project Cost, as defined, which is estimated to be $1,576,419. The PILOT is subject to statutory staged increases over the term of the tax exemption. Per the Financial Agreement, the Minimum Annual Service Charge is defined as, the greater of (i) $116,875; or (ii) the sum of $1,576,419 (the "Sum") per year. During the first year of the Financial Agreement the Sum will be prorated at a rate of $7,728 per floor, per month for each tax floor that has received a certificate of occupancy whether the floor is actually occupied or generates any revenue. In addition, the Sum shall be prorated in the year that the Financial Agreement terminates.

  2.
  A payment equal to 2% of each prior year's PILOT as an Administration Fee.

        Payments under the tax exemption totaled $59,569, $1,710,039 and $0 for the period ended September 28, 2003, and the years ended December 31, 2002 and 2001, respectively. During 2002, the Company made a PILOT prepayment in the amount of $1,576,419 which is to be applied as a credit on a pro-rata basis against PILOT due for the years ended 2003 through 2006.

4.    RELATED PARTY TRANSACTIONS

        An affiliate of MCHP (the "Affiliate") provides property management services to the Company. As part of the arrangement, the Affiliate is to receive a property management fee based upon three percent of gross rents collected. For the period from January 1, 2003 to September 28, 2003 and for the years ended December 31, 2002 and 2001, respectively, the Company was charged $459,447, $156,304 and $0 by the Affiliate for such services.

        Prior to 2003, in connection with the construction project, the Affiliate earned a development fee equal to $3.465 million and a fee of $1.0 million for leasing services.

        Amounts accrued and payable to the Affiliate for all services noted above aggregated approximately none and $4.465 million as of September 28, 2003 and December 31, 2002, respectively.

5.    TENANT LEASES

        The Company leases space to tenants under operating leases with various expiration dates through 2017. Substantially all of the leases provide for annual base rent plus recoveries and escalation charges based upon the tenant's proportionate share of and/or increases in real estate taxes and certain operating costs as defined and the pass through of electrical charges.

        Future minimum rentals to be received under those operating leases at September 28, 2003 are as follows:

Year	Amount
September 29 to December 31, 2003	$4,813,509
2004	19,667,767
2005	20,749,558
2006	20,980,588
2007	21,211,617
Thereafter	218,891,327

Total	$306,314,366

MACK-CALI REALTY, L.P.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACK-CALI REALTY, L.P. (REGISTRANT)
	By:	Mack-Cali Realty Corporation its General Partner
Date: March 9, 2004	By:	/s/ BARRY LEFKOWITZ Barry Lefkowitz Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ WILLIAM L. MACK William L. Mack	Chairman of the Board	March 9, 2004
/s/ MITCHELL E. HERSH Mitchell E. Hersh	Chief Executive Officer and Director	March 9, 2004
/s/ BARRY LEFKOWITZ Barry Lefkowitz	Executive Vice President and Chief Financial Officer	March 9, 2004
/s/ MARTIN S. BERGER Martin S. Berger	Director	March 9, 2004
/s/ BRENDAN T. BYRNE Brendan T. Byrne	Director	March 9, 2004
/s/ JOHN R. CALI John R. Cali	Director	March 9, 2004
/s/ NATHAN GANTCHER Nathan Gantcher	Director	March 9, 2004
/s/ MARTIN D. GRUSS Martin D. Gruss	Director	March 9, 2004
/s/ DAVID S. MACK David S. Mack	Director	March 9, 2004

/s/ ALAN G. PHILIBOSIAN Alan G. Philibosian	Director	March 9, 2004
/s/ IRVIN D. REID Irvin D. Reid	Director	March 9, 2004
/s/ VINCENT TESE Vincent Tese	Director	March 9, 2004
/s/ ROY J. ZUCKERBERG Roy J. Zuckerberg	Director	March 9, 2004

MACK-CALI REALTY, L.P.

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1	Restated Charter of Mack-Cali Realty Corporation dated June 11, 2001 (filed as Exhibit 3.1 to the Operating Partnership's Form 10-Q dated June 30, 2001 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of Mack-Cali Realty Corporation dated June 10, 1999 (filed as Exhibit 3.2 to the Corporation's Form 8-K dated June 10, 1999 and incorporated herein by reference).
3.3
Amendment No. 1 to the Amended and Restated Bylaws of Mack-Cali Realty Corporation dated March 4, 2003 (filed as Exhibit 3.3 to the Operating Partnership's Form 10-Q dated March 31, 2003 and incorporated herein by reference).
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
3.7
Third Amendment to the Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. dated September 30, 2003 (filed as Exhibit 3.7 to the Operating Partnership's Form 10-Q dated September 30, 2003 and incorporated herein by reference).
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
3.10
Certificate of Designation for the 8% Series C Cumulative Redeemable Perpetual Preferred Operating Partnership Units dated March 14, 2003 (filed as Exhibit 3.2 to the Operating Partnership's Form 8-K dated March 14, 2003 and incorporated herein by reference).
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
4.11
Supplemental Indenture No. 8 dated as of February 9, 2004, by and between Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Operating Partnership's Form 8-K dated February 9, 2004 and incorporated herein by reference).
4.12
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
10.30
Restricted Share Award Agreement effective as of December 2, 2003 by and between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.1 to the Corporation's Form 8-K dated December 2, 2003 and incorporated herein by reference).
10.31
Tax Gross Up Agreement effective as of December 2, 2003 by and between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.2 to the Corporation's Form 8-K dated December 2, 2003 and incorporated herein by reference).
10.32
Restricted Share Award Agreement effective as of December 2, 2003 by and between Mack-Cali Realty Corporation and Timothy M. Jones (filed as Exhibit 10.3 to the Corporation's Form 8-K dated December 2, 2003 and incorporated herein by reference).
10.33
Tax Gross Up Agreement effective as of December 2, 2003 by and between Mack-Cali Realty Corporation and Timothy M. Jones (filed as Exhibit 10.4 to the Corporation's Form 8-K dated December 2, 2003 and incorporated herein by reference).
10.34
Restricted Share Award Agreement effective as of December 2, 2003 by and between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.5 to the Corporation's Form 8-K dated December 2, 2003 and incorporated herein by reference).
10.35
Tax Gross Up Agreement effective as of December 2, 2003 by and between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.6 to the Corporation's Form 8-K dated December 2, 2003 and incorporated herein by reference).
10.36
Restricted Share Award Agreement effective as of December 2, 2003 by and between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.7 to the Corporation's Form 8-K dated December 2, 2003 and incorporated herein by reference).
10.37
Tax Gross Up Agreement effective as of December 2, 2003 by and between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.8 to the Corporation's Form 8-K dated December 2, 2003 and incorporated herein by reference).
10.38
Restricted Share Award Agreement effective as of December 2, 2003 by and between Mack-Cali Realty Corporation and Michael Grossman (filed as Exhibit 10.9 to the Corporation's Form 8-K dated December 2, 2003 and incorporated herein by reference).
10.39
Tax Gross Up Agreement effective as of December 2, 2003 by and between Mack-Cali Realty Corporation and Michael Grossman (filed as Exhibit 10.10 to the Corporation's Form 8-K dated December 2, 2003 and incorporated herein by reference).

10.40
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
10.41
Contribution and Exchange Agreement among The MK Contributors, The MK Entities, The Patriot Contributors, The Patriot Entities, Patriot American Management and Leasing Corp., Cali Realty, L.P. and Cali Realty Corporation, dated September 18, 1997 (filed as Exhibit 10.98 to the Corporation's Form 8-K dated September 19, 1997 and incorporated herein by reference).
10.42
First Amendment to Contribution and Exchange Agreement, dated as of December 11, 1997, by and among the Operating Partnership, the Corporation and the Mack Group (filed as Exhibit 10.99 to the Corporation's Form 8-K dated December 11, 1997 and incorporated herein by reference).
10.43
Employee Stock Option Plan of Mack-Cali Realty Corporation (filed as Exhibit 10.1 to the Corporation's Post-Effective Amendment No. 1 to Form S-8, Registration No. 333-44443, and incorporated herein by reference).
10.44
Director Stock Option Plan of Mack-Cali Realty Corporation (filed as Exhibit 10.2 to the Corporation's Post-Effective Amendment No. 1 to Form S-8, Registration No. 333-44443, and incorporated herein by reference).
10.45
2000 Employee Stock Option Plan (filed as Exhibit 10.1 to the Corporation's Registration Statement on Form S-8, Registration No. 333-52478, and incorporated herein by reference), as amended by the First Amendment to the 2000 Employee Stock Option Plan (filed as Exhibit 10.17 to the Corporation's Form 10-Q dated June 30, 2002 and incorporated herein by reference).
10.46
Amended and Restated 2000 Director Stock Option Plan (filed as Exhibit 10.2 to the Corporation's Post-Effective Amendment No. 1 to Registration Statement on Form S-8, Registration No. 333-100244, and incorporated herein by reference).
10.47	Deferred Compensation Plan for Directors (filed as Exhibit 10.1 to the Corporation's Registration Statement on Form S-8, Registration No. 333-80081, and incorporated herein by reference).
10.48
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

10.49
Indemnification Agreement dated October 22, 2002 by and between Mack-Cali Realty Corporation and John Crandall (filed as Exhibit 10.29 to the Operating Partnership's Form 10-Q dated September 30, 2002 and incorporated herein by reference).
10.50
Warrant issued by Cali Realty Corporation to Timothy M. Jones, dated January 31, 1997 (filed as Exhibit 10.86 to the Corporation's Form 10-K dated December 31, 1996 and incorporated herein by reference).
10.51
Warrant issued by Cali Realty Corporation to Michael Grossman, dated January 31, 1997 (filed as Exhibit 10.89 to the Corporation's Form 10-K dated December 31, 1996 and incorporated herein by reference).
10.52
Second Amendment to Contribution and Exchange Agreement, dated as of June 27, 2000, between RMC Development Company, LLC f/k/a Robert Martin Company, LLC, Robert Martin Eastview North Company, L.P., the Corporation and the Operating Partnership (filed as Exhibit 10.44 to the Operating Partnership's Form 10-K dated December 31, 2002 and incorporated herein by reference).
10.53
Agreement of Sale and Purchase between and among M-C Harsimus Partners L.L.C. and Columbia Development Company, L.L.C., together as Seller, and iStar Harborside LLC, as Purchaser, dated August 12, 2003 (filed as Exhibit 10.43 to the Operating Partnership's Form 10-Q dated September 30, 2003 and incorporated herein by reference).
10.54
Limited Partnership Agreement of Meadowlands Mills/Mack-Cali Limited Partnership by and between Meadowlands Mills Limited Partnership, Mack-Cali Meadowlands Entertainment L.L.C. and Mack-Cali Meadowlands Special L.L.C. dated November 25, 2003 (filed as Exhibit 10.1 to the Corporation's Form 8-K dated December 3, 2003 and incorporated herein by reference).
10.55
Redevelopment Agreement by and between the New Jersey Sports and Exposition Authority and Meadowlands Mills/Mack-Cali Limited Partnership dated December 3, 2003 (filed as Exhibit 10.2 to the Corporation's Form 8-K dated December 3, 2003 and incorporated herein by reference).
14.1	Mack-Cali Realty Corporation Code of Business Conduct and Ethics (filed as Exhibit 99.3 to the Corporation's Form 8-K dated December 2, 2003 and incorporated herein by reference).
*21.1	Subsidiaries of the Operating Partnership.
*23.1	Consent of PricewaterhouseCoopers LLP, independent accountants.
*23.2	Consent of PricewaterhouseCoopers LLP, independent accountants to American Financial Exchange L.L.C.
*31.1	Certification of the Corporation's Chief Executive Officer, Mitchell E. Hersh, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of the Corporation's Chief Financial Officer, Barry Lefkowitz, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1
Certification of the Corporation's Chief Executive Officer, Mitchell E. Hersh, and the Corporation's Chief Financial Officer, Barry Lefkowitz, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Mack-Cali Realty Corporation Amended and Restated Audit Committee Charter (filed as Annex A to the Corporation's proxy statement for its Annual Meeting of Stockholders held on May 13, 2003 and incorporated herein by reference).
99.2	Mack-Cali Realty Corporation Executive Compensation and Option Committee Charter (filed as Exhibit 99.1 to the Corporation's Form 8-K dated December 2, 2003 and incorporated herein by reference).
99.3	Mack-Cali Realty Corporation Nominating and Corporate Governance Committee Charter (filed as Exhibit 99.2 to the Corporation's Form 8-K dated December 2, 2003 and incorporated herein by reference).
99.4	Mack-Cali Realty Corporation Corporate Governance Principles (filed as Exhibit 99.4 to the Corporation's Form 8-K dated December 2, 2003 and incorporated herein by reference).

*
filed herewith

QuickLinks

TABLE OF CONTENTS FORM 10-K
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
Property Listing Office Properties
Property Listing Office Properties
Property Listing Office Properties
Property Listing Office Properties
Property Listing Office Properties
Property Listing Office Properties
Property Listing Office/Flex Properties
Property Listing Office/Flex Properties
Property Listing Industrial/Warehouse, Retail and Land Lease Properties
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Critical Accounting Policies
Results from Operations
Year Ended December 31, 2003 Compared to Year Ended December 31, 2002
Year Ended December 31, 2002 Compared to Year Ended December 31, 2001
Liquidity and Capital Resources
Off-Balance Sheet Arrangements
Inflation
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
REPORT OF INDEPENDENT AUDITORS
MACK-CALI REALTY, L.P. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
MACK-CALI REALTY, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
MACK-CALI REALTY, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
MACK-CALI REALTY, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
MACK-CALI REALTY, L.P. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share/unit amounts)
  SCHEDULE III
MACK-CALI REALTY, L.P. REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION December 31, 2003 (dollars in thousands)
MACK-CALI REALTY, L.P. NOTE TO SCHEDULE III
Report of Independent Auditors
AMERICAN FINANCIAL EXCHANGE L.L.C. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
AMERICAN FINANCIAL EXCHANGE L.L.C. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
AMERICAN FINANCIAL EXCHANGE L.L.C. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS' CAPITAL
AMERICAN FINANCIAL EXCHANGE L.L.C. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
AMERICAN FINANCIAL EXCHANGE L.L.C. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MACK-CALI REALTY, L.P. Signatures
MACK-CALI REALTY, L.P. EXHIBIT INDEX