Form 10-Q
period 2004-03-31
MACK CALI REALTY L P
filed 2004-05-07
CIK 1067063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 2004

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
(Address of principal executive office)
(Zip Code)

(908) 272-8000
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports) YES X    NO       and (2) has been subject to such filing requirements for the past ninety (90) days. YES X    NO      .

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES X    NO      .

MACK-CALI REALTY, L.P.

FORM 10-Q

INDEX

Part I	Financial Information	Page

Item 1.	Financial Statements:

	Consolidated Balance Sheets as of March 31, 2004
	and December 31, 2003	4

	Consolidated Statements of Operations for the three months
	ended March 31, 2004 and 2003	5

	Consolidated Statement of Changes in Partners' Capital
	for the three months ended March 31, 2004	6

	Consolidated Statement of Cash Flows for the three months
	ended March 31, 2004 and 2003	7

	Notes to Consolidated Financial Statements	8-33

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	34-48

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	49

Item 4.	Controls and Procedures	49

Part II	Other Information

Item 1.	Legal Proceedings	50

Item 2.	Changes in Securities, Use of Proceeds and
	Issuer Purchases of Equity Securities	51

Item 3.	Defaults Upon Senior Securities	51

Item 4.	Submission of Matters to a Vote of Security Holders	51

Item 5.	Other Information	51

Item 6.	Exhibits and Reports on Form 8-K	52

	Signatures	53

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

        The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in Mack-Cali Realty, L.P.‘s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

        The results of operations for the three month periods ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts)

ASSETS	March 31, 2004 (unaudited)	December 31, 2003
Rental property
Land and leasehold interests	$ 553,403	$ 552,287
Buildings and improvements	3,176,528	3,176,236
Tenant improvements	233,035	218,493
Furniture, fixtures and equipment	7,690	7,616

	3,970,656	3,954,632
Less - accumulated depreciation and amortization	(572,984)	(546,007)

Net investment in rental property	3,397,672	3,408,625
Cash and cash equivalents	10,975	78,375
Investments in unconsolidated joint ventures	60,423	48,624
Unbilled rents receivable, net	77,645	74,608
Deferred charges and other assets, net	136,561	126,791
Restricted cash	7,796	8,089
Accounts receivable, net of allowance for doubtful accounts
of $1,293 and $1,392	3,419	4,458

Total assets	$ 3,694,491	$ 3,749,570

LIABILITIES AND PARTNERS' CAPITAL

Senior unsecured notes	$ 1,030,503	$ 1,127,859
Revolving credit facilities	30,000	--
Mortgages and loans payable	499,266	500,725
Distributions payable	47,453	46,873
Accounts payable, accrued expenses and other liabilities	44,816	41,423
Rents received in advance and security deposits	42,715	40,099
Accrued interest payable	11,328	23,004

Total liabilities	1,706,081	1,779,983

Commitments and contingencies

Partners' capital:
General Partner, 10,000 and 10,000 preferred units outstanding	24,836	24,836
Limited partners, 215,018 and 215,018 preferred units outstanding	220,547	220,547
General Partner 60,401,346 and 59,420,484 common units outstanding	1,537,112	1,516,652
Limited partners, 7,789,498 and 7,795,498 common units outstanding	205,915	207,552

Total partners' capital	1,988,410	1,969,587

Total liabilities and partners' capital	$ 3,694,491	$ 3,749,570

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts) (unaudited)

	Three Months Ended March 31,
REVENUES	2004	2003
Base rents	$ 126,595	$ 125,651
Escalations and recoveries from tenants	15,640	15,825
Parking and other	3,660	5,837

Total revenues	145,895	147,313

EXPENSES

Real estate taxes	16,893	15,848
Utilities	11,500	10,799
Operating services	18,194	20,069
General and administrative	6,444	6,753
Depreciation and amortization	31,123	29,045
Interest expense	29,196	29,511
Interest income	(720)	(327)
Loss on early retirement of debt, net	--	1,402

Total expenses	112,630	113,100

Income from continuing operations before equity
in earnings of unconsolidated joint ventures	33,265	34,213
Equity in earnings of unconsolidated joint ventures, net	177	2,380
Gain on sale of investment in unconsolidated joint ventures	720	--

Income from continuing operations	34,162	36,593
Discontinued operations:
Income from discontinued operations	--	82
Realized gain on disposition of rental property	--	1,324

Total discontinued operations, net	--	1,406

Net income	34,162	37,999
Preferred unit distributions	(4,409)	(3,925)

Net income available to common unitholders	$ 29,753	$ 34,074

Basic earnings per common unit:
Income from continuing operations	$ 0.44	$ 0.50
Discontinued operations	--	0.02

Net income available to common unitholders	$ 0.44	$ 0.52

Diluted earnings per common unit:
Income from continuing operations	$ 0.44	$ 0.50
Discontinued operations	--	0.02

Net income available to common unitholders	$ 0.44	$ 0.52

Distributions declared per common unit	$ 0.63	$ 0.63

Basic weighted average units outstanding	67,594	65,040

Diluted weighted average units outstanding	68,288	65,146

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL For the Three Months Ended March 31, 2004(in thousands) (unaudited)

	General Partner Preferred Units	Limited Partners Preferred Units	General Partner Common Units	Limited Partners Common Units	General Partner Preferred Unitholders	Limited Partners Preferred Unitholders	General Partner Common Unitholders	Limited Partners Common Unitholders	Total
Balance at January 1, 2004	10	215	59,420	7,795	$ 24,836	$ 220,547	$ 1,516,652	$ 207,552	$ 1,969,587
Net income	--	--	--	--	500	3,909	26,323	3,430	34,162
Distributions	--	--	--	--	(500)	(3,909)	(38,136)	(4,907)	(47,452)
Redemption of limited
partner common units for
shares of common stock	--	--	6	(6)	--	--	160	(160)	--
Units issued under
Dividend Reinvestment and
Stock Purchase Plan	--	--	3	--	--	--	131	--	131
Contributions - proceeds
from stock
options exercised	--	--	884	--	--	--	28,283	--	28,283
Contributions - proceeds
from Stock Warrants
exercised	--	--	87	--	--	--	2,863	--	2,863
Stock options expense	--	--	--	--	--	--	49	--	49
Deferred compensation
plan for directors	--	--	--	--	--	--	65	--	65
Issuance of Restricted
Stock Awards	--	--	1	--	--	--	--	--	--
Amortization of stock
compensation	--	--	--	--	--	--	722	--	722

Balance at March 31, 2004	10	215	60,401	7,789	$ 24,836	$ 220,547	$ 1,537,112	$ 205,915	$ 1,988,410

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2004	2003
Net income	$34,162	$37,999
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	31,123	29,045
Depreciation and amortization on discontinued operations	--	212
Stock options expense	49	38
Amortization of stock compensation	722	387
Amortization of deferred financing costs and debt discount	1,105	1,251
Equity in earnings of unconsolidated joint venture, net	(177)	(2,380)
Gain on sale of investment in unconsolidated joint venture	(720)	--
Realized gain on disposition of rental property	--	(1,324)
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(3,037)	(2,345)
Increase in deferred charges and other assets, net	(8,090)	(9,130)
Decrease in accounts receivable, net	1,039	2,291
Increase in accounts payable, accrued expenses and other liabilities	3,393	4,797
Increase (decrease) in rents received in advance and security deposits	2,616	(1,688)
Decrease in accrued interest payable	(11,676)	(14,588)

Net cash provided by operating activities	$50,509	$44,565

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to rental property	$(16,024)	$(23,834)
Repayment of mortgage note receivable	--	2,375
Investment in unconsolidated joint ventures	(13,326)	(4,597)
Distributions from unconsolidated joint ventures	1,705	4,686
Proceeds from sale of investment in unconsolidated joint ventures	720	5,469
Funding of note receivable	(4,619)	--
Increase (decrease) in restricted cash	293	(420)

Net cash used in investing activities	$(31,251)	$(16,321)

CASH FLOW FROM FINANCING ACTIVITIES

Proceeds from senior unsecured notes	$202,363	--
Proceeds from revolving credit facility	154,000	$101,000
Repayment of senior unsecured notes	(300,000)	(25,000)
Repayment of revolving credit facility	(124,000)	(63,625)
Repayment of mortgages and loans payable	(1,396)	(8,913)
Net proceeds from preferred stock issuance	--	24,836
Repurchase of common stock	--	(1,030)
Payment of financing costs	(1,898)	--
Proceeds from stock options exercised	28,283	3,650
Proceeds from stock warrants exercised	2,863	--
Payment of distributions and distributions	(46,873)	(45,067)

Net cash used in financing activities	$(86,658)	$(14,149)

Net (decrease) increase in cash and cash equivalents	$(67,400)	$14,095
Cash and cash equivalents, beginning of period	78,375	1,167

Cash and cash equivalents, end of period	$10,975	$15,262

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

The General Partner is a fully integrated, self-administered, self-managed real estate investment trust (“REIT”). The General Partner controls the Operating Partnership as its sole general partner, and owned an 88.6 percent and 88.4 percent common unit interest in the Operating Partnership as of March 31, 2004 and December 31, 2003, respectively.

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

As of March 31, 2003, the Operating Partnership owned or had interests in 263 properties plus developable land (collectively, the “Properties”). The Properties aggregate approximately 28.3 million square feet, which are comprised of 154 office buildings and 97 office/flex buildings, totaling approximately 27.8 million square feet (which include four office buildings and one office/flex building aggregating 1.2 million square feet owned by unconsolidated joint ventures in which the Operating Partnership has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, three retail properties totaling approximately 118,040 square feet (which includes a mixed use retail property totaling approximately 100,740 square feet owned by an unconsolidated joint venture in which the Operating Partnership has an investment interest), one hotel (which is owned by an unconsolidated joint venture in which the Operating Partnership has an investment interest) and two parcels of land leased to others. The Properties are located in eight states, primarily in the Northeast, plus the District of Columbia.

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

2.    SIGNIFICANT ACCOUNTING POLICIES

Rental Property
Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Included in total rental property is construction and development in-progress of $88,588 and $84,105 (including land of $50,156 and $49,045) as of March 31, 2004 and December 31, 2003, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

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

Investments in Unconsolidated Joint Ventures, Net
On January 17, 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). In December 2003, the FASB issued a revised FIN 46 which modifies and clarifies various aspects of the original Interpretation. FIN 46 applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. In addition, FIN 46 requires additional disclosures.

FIN 46 is effective immediately for VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. For variable interests in a VIE created or obtained prior to February 1, 2003, FIN 46 is effective for periods ending after March 15, 2004. As of March 31, 2004, the Operating Partnership has evaluated its joint ventures with regards to FIN 46. The Operating Partnership has identified its Meadowlands Xanadu joint venture with the Mills Corporation as a VIE, but is not consolidating such venture as the Operating Partnership is not the primary beneficiary. Disclosure about the VIE is included in Note 4 – Investments in Unconsolidated Joint Ventures.

The Operating Partnership accounts for its investments in unconsolidated joint ventures (for which FIN 46 does not apply) under the equity method of accounting as the Operating Partnership exercises significant influence, but does not control these entities. These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions.

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

Deferred Financing Costs
Costs incurred in obtaining financing are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $1,105 and $1,251 for the three months ended March 31, 2004 and 2003, respectively.

Deferred Leasing Costs
Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Operating Partnership are compensated for providing leasing services to the Properties. The portion of such compensation, which is capitalized and amortized, approximated $1,475 and $762 for the three months ended March 31, 2004 and 2003, respectively.

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

Distributions Payable
The distributions payable at March 31, 2004 represents distributions payable to preferred unitholders (10,000 Series C Preferred units), common unitholders (68,322,813 common units) and preferred distributions payable to preferred unitholders (215,018 Series B preferred units) for all such holders of record as of April 5, 2004 with respect to the first quarter 2004. The first quarter 2004 Series C Preferred unit distributions of $50.00 per unit, common unit distributions of $0.63 per common unit, as well as the first quarter Series B preferred unit distributions of $18.1818 per preferred unit, were approved by the Corporation’s Board of Directors on March 23, 2004. The Series C preferred unit distributions payable were paid on April 15, 2004. The common and Series B preferred unit distributions payable were paid on April 19, 2004.

The distributions payable at December 31, 2003 represents distributions payable to preferred unitholders (10,000 Series C Preferred units), common unitholders (67,402,002 common units) and preferred distributions payable to preferred unitholders (215,018 Series B preferred units) for all such holders of record as of January 6, 2004 with respect to the fourth quarter 2003. The fourth quarter 2003 Series C Preferred unit distributions of $50.00 per unit, common unit distributions of $0.63 per common unit, as well as the fourth quarter Series B preferred unit distributions of $18.1818 per preferred unit, were approved by the Corporation’s Board of Directors on December 17, 2003. The Series C preferred unit distributions payable were paid on January 15, 2004. The common and Series B preferred unit distributions payable were paid on January 16, 2004.

Costs Incurred For Preferred Stock Issuances
Costs incurred in connection with the Corporation’s preferred stock issuances are reflected as a reduction of General Partners’ capital.

Stock Compensation
The Operating Partnership accounts for stock options and restricted stock awards granted prior to 2002 using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB No. 25”). Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Corporation’s stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options is recognized ratably over the vesting period. The Corporation’s policy is to grant options with an exercise price equal to the quoted closing market price of the Corporation’s stock on the business day preceding the grant date. Accordingly, no compensation cost has been recognized under the Corporation’s stock option plans for the granting of stock options made prior to 2002. Restricted stock awards granted prior to 2002 are valued at the vesting dates of such awards, with compensation costs for such awards recognized ratably over the vesting period.

In 2002, the Operating Partnership adopted the provisions of FASB No. 123, which requires, on a prospective basis, that the estimated fair value of restricted stock and stock options at the grant date be amortized ratably into expense over the appropriate vesting period. For the three months ended March 31, 2004 and 2003, the Operating Partnership recorded restricted stock and stock options expense of $771 and $417, respectively, for restricted stock and stock options granted or modified in 2003 and 2004. FASB No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, was issued in December 2002 and amends FASB No. 123, Accounting for Stock Based Compensation. FASB No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation. In addition, this Statement amends the disclosure requirements of FASB No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FASB No. 148 disclosure requirements are presented as follows:

The following table illustrates the effect on net income and earnings per unit if the fair value based method had been applied to all outstanding and unvested stock awards in each period:

	Three Months Ended March 31,
	2004	2003
	Basic EPU	Basic EPU
Net income, as reported	$34,162	$37,999
Add: Stock-based compensation expense
included in reported net income	771	417
Deduct: Total stock-based compensation expense
determined under fair value based
method for all awards	(999)	(819)

Pro forma net income	33,934	37,597
Deduct: Preferred unit distributions	(4,409)	(3,925)

Pro forma net income available to common
unitholders - basic	$29,525	$33,672

Earnings Per Unit:
Basic - as reported	$0.44	$0.52
Basic - pro forma	$0.44	$0.52

Diluted - as reported	$0.44	$0.52
Diluted - pro forma	$0.43	$0.52

Reclassifications
Certain reclassifications have been made to prior period amounts in order to conform with current period presentation.

3.    REAL ESTATE PROPERTY TRANSACTIONS

PROPERTY ACQUISITION
On April 14, 2004, the Operating Partnership acquired 5 Wood Hollow Road, located in Parsippany, New Jersey. The 317,040 square-foot class A office building was acquired for approximately $34,000.

4.    INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

The debt of the Operating Partnership’s unconsolidated joint ventures aggregating $106,459 as of March 31, 2004 is non-recourse to the Operating Partnership, except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations, and except as otherwise indicated below.

MEADOWLANDS XANADU
On November 25, 2003, the Operating Partnership and affiliates of The Mills Corporation (“Mills”) entered into a joint venture to form Meadowlands Mills/Mack-Cali Limited Partnership (“Meadowlands Venture”) for the purpose of developing a $1.3 billion family entertainment and recreation complex with an office and hotel component to be built at the Meadowlands sports complex in East Rutherford, New Jersey (“Meadowlands Xanadu”). Meadowlands Xanadu’s approximately 4.76 million-square-foot complex is expected to feature a family entertainment destination comprising three themed zones: sports/recreation, children’s activities and fashion, in addition to four office buildings, aggregating approximately 1.8 million square feet, and a 520-room hotel.

On December 3, 2003, the Meadowlands Venture entered into a redevelopment agreement (the “Redevelopment Agreement”) with the New Jersey Sports and Exposition Authority (“NJSEA”) for the redevelopment of the area surrounding the Continental Airlines Arena in East Rutherford, New Jersey and the construction of the Meadowlands Xanadu project. The Redevelopment Agreement provides for a 75-year ground lease, which requires the joint venture to pay the NJSEA a $160,000 development rights fee at the start of construction of the entertainment phase, when all permits and approvals are obtained, and the payment of fixed rent over the term. Fixed rent will be in the amount of $1 per year for the first 15 years, increasing to $7,500 from the 16th to the 18th year, increasing to $8,447 in the 19th year, increasing to $8,700 in the 20th year, increasing to $8,961 in the 21st year, then to $9,200 in the 23rd to 26th year, with additional increases over the remainder of the term, as set forth in the ground lease. The ground lease also allows for the potential for participation rent payments by the venture, as described in the ground lease agreement.

The Operating Partnership and Mills own a 20 percent and 80 percent interest, respectively, in the Meadowlands Venture. These interests were subject to certain participation rights by The New York Giants, which were subsequently terminated in April 2004. The joint venture agreement requires the Operating Partnership to make an equity contribution up to a maximum of $32,500. As part of the Redevelopment Agreement, Mills is required to contribute certain vacant land, known as the Empire Tract, to the State of New Jersey to be used as a wetlands mitigation bank, for which Mills has received subordinated capital credit in the venture of approximately $118,000. The joint venture agreement requires Mills to contribute the balance of the capital required to complete the entertainment phase, subject to certain limitations. The Operating Partnership will receive a nine percent preferred return on its equity investment, only after Mills receives a nine percent preferred return on its equity investment. Residual returns, subject to participation by other parties, will be in proportion to each partners’ respective percentage interest.

Mills will develop, lease and operate the entertainment phase of the Meadowlands Xanadu project. The joint venture agreement provides the Operating Partnership an option to cause the Meadowlands Venture to form component ventures for the future development of the office and hotel phases, for which the Operating Partnership will develop, lease and operate such phases. The Operating Partnership will own an 80 percent interest and Mills will own a 20 percent interest in such component ventures. The agreement provides for the first office or hotel component ventures to be formed no later than four years after the grand opening of the entertainment phase, and requires that all component ventures for the office and hotel phases be formed no later than 10 years from such date, but does not require that any or all components be developed. However, under the Meadowlands Venture agreement, Mills has the ability to accelerate such formation schedule, subject to certain conditions. Should the Operating Partnership fail to meet the time schedule described above for the formation of the component ventures, the Operating Partnership will forfeit its rights to cause the Meadowlands Venture to form additional component ventures. If this occurs, Mills will have the ability to develop the additional phases, subject to the Operating Partnership’s right to participate, or to cause the Meadowlands Venture to sell such components to a third party, subject to a sales price limitation of 95 percent of the value that would have been the amount necessary to form such component ventures.

On March 27, 2003, Hartz Mountain Industries, Inc. (“Hartz”) filed a lawsuit in the Superior Court of New Jersey, Law Division, for Bergen County, seeking to enjoin the NJSEA from entering into a contract with Mills and the Operating Partnership for the redevelopment of the Continental Airlines Arena site. The case was dismissed by the trial court but Hartz appealed. Hartz also appealed the NJSEA’s final decision which denied Hartz’s bid protest on October 23, 2003. Westfield America, Inc., has also protested the NJSEA decision, and has appealed the NJSEA’s denial of its protest. In January 2004, Hartz and Westfield also appealed the NJSEA’s approval and execution of the final Redevelopment Agreement. Four citizens, Elliot Braha, Richard DeLauro, George Perry and Carol Coronato, have also filed lawsuits challenging the NJSEA award to Mills and the Operating Partnership. All of these cases are now pending unresolved in the Superior Court of New Jersey, Appellate Division. The Operating Partnership believes that its proposal fully complied with applicable laws and the request for proposals, and it plans to vigorously enforce its rights concerning this project.

HPMC
On April 23, 1998, the Operating Partnership entered into a joint venture with HCG Development, L.L.C. and Summit Partners I, L.L.C. to form HPMC Development Partners, L.P. and, on July 21, 1998, entered into a second joint venture, HPMC Development Partners II, L.P. (formerly known as HPMC Lava Ridge Partners, L.P.), with these same parties. HPMC Development Partners, L.P.‘s efforts focused on two development projects, commonly referred to as Continental Grand II and Summit Ridge. HPMC Development Partners II, L.P.‘s efforts have focused on three development projects, commonly referred to as Lava Ridge, Pacific Plaza I & II and Stadium Gateway.

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

Continental Grand II
Continental Grand II is a 239,085 square-foot office building located in El Segundo, California, which was constructed and placed in service by the venture. On June 29, 2001, the venture sold the office property for approximately $67,000.

Summit Ridge
Summit Ridge is an office complex comprised of three one-story buildings, aggregating 133,841 square feet, located in San Diego, California, which was constructed and placed in service by the venture. On January 29, 2001, the venture sold the office complex for approximately $17,450.

Lava Ridge
Lava Ridge is an office complex comprised of three two-story buildings, aggregating 183,200 square feet, located in Roseville, California, which was constructed and placed in service by the venture. On May 30, 2002, the venture sold the office complex for approximately $31,700.

Pacific Plaza I & II
Pacific Plaza I & II is a two-phase development joint venture project, located in Daly City, California between the Operating Partnership, HPMC Development Partners II, L.P. and a third-party entity. Phase I of the project, which commenced initial operations in August 2001, consists of a nine-story office building, aggregating 364,384 square feet. Phase II, which comprises a three-story retail and theater complex, commenced initial operations in June 2002. The Operating Partnership performs management services for these properties owned by the joint venture and recognized $89 and $75 in fees for such services in the three months ended March 31, 2004 and 2003, respectively.

Stadium Gateway
Stadium Gateway is a development joint venture project, located in Anaheim, California between the Operating Partnership, HPMC Development Partners II, L.P. and a third-party entity. The venture has constructed a six-story, 273,194 square-foot office building, which commenced initial operations in January 2002. On April 1, 2003, the venture sold the office property for approximately $52,500.

G&G MARTCO (Convention Plaza)
The Operating Partnership holds a 50 percent interest in G&G Martco, which owns Convention Plaza, a 305,618 square-foot office building, located in San Francisco, California. The venture has a mortgage loan with a $41,229 balance at March 31, 2004 collateralized by its office property. The loan also provides the venture the ability to increase the balance of the loan up to an additional $6,720 for the funding of qualified leasing costs. The loan bears interest at a rate of the London Inter-Bank Offered Rate (“LIBOR”) (1.09 percent at March 31, 2004) plus 162.5 basis points and matures in August 2006. The Operating Partnership performs management and leasing services for the property owned by the joint venture and recognized $36 and $61 in fees for such services in the three months ended March 31, 2004 and 2003, respectively.

AMERICAN FINANCIAL EXCHANGE L.L.C./PLAZA VIII AND IX ASSOCIATES, L.L.C.
On May 20, 1998, the Operating Partnership entered into a joint venture with Columbia Development Company, L.L.C. (“Columbia”) to form American Financial Exchange L.L.C. The venture was formed to acquire land for future development, located on the Hudson River waterfront in Jersey City, New Jersey, adjacent to the Operating Partnership’s Harborside Financial Center office complex. Among other things, the partnership agreement provides for a preferred return on the Operating Partnership’s invested capital in the venture, in addition to the Operating Partnership’s proportionate share of the venture’s profit, as defined in the agreement. The joint venture acquired land on which it initially constructed a parking facility, a portion of which is currently licensed to a parking operator. Such parking facility serves a ferry service between the Operating Partnership’s Harborside property and Manhattan. In the fourth quarter 2000, the joint venture started construction of Plaza 10, a 577,575 square-foot office building, which was 100 percent pre-leased to Charles Schwab & Co. Inc. (“Schwab”) for a 15-year term, on certain of the land owned by the venture. The lease agreement with Schwab obligated the venture, among other things, to deliver space to the tenant by required timelines and offers expansion options, at the tenant’s election.

Such options may have obligated the venture to construct an additional building or, at the Operating Partnership’s option, to make space available in any of its existing Harborside properties. Had the venture been unable to, or chosen not to, provide such expansion space, the venture would have been liable to Schwab for its actual damages, in no event to exceed $15,000. The amount of Schwab’s actual damages, up to $15,000, had been guaranteed by the Operating Partnership. As described below, the Operating Partnership no longer has any remaining obligations to Schwab following the sale of the Operating Partnership’s interest in the venture. AFE has an agreement with the City of Jersey City, New Jersey, in which it is required to make payments in lieu of property taxes (“PILOT”). The agreement is for a term of 20 years. The PILOT is equal to two percent of Total Project Costs, as defined, with periodic increases, as defined. Total Project Costs, per the agreement, are the greater of $78,821 or actual Total Project Costs, as defined.

The Operating Partnership performed management, leasing and development services for the Plaza 10 property owned by the venture and recognized $0 and $225 in fees for such services in the three months ended March 31, 2004 and 2003, respectively.

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

In advance of the transaction, AFE distributed its interests in Plaza VIII and IX Associates, L.L.C., which owned the undeveloped land currently used as a parking facility, to its then partners, the Operating Partnership and Columbia. The Operating Partnership and Columbia subsequently entered into a new joint venture to own and manage the undeveloped land and related parking operations through Plaza VIII and IX Associates, L.L.C. The Operating Partnership and Columbia each hold a 50 percent interest in the new venture.

RAMLAND REALTY ASSOCIATES L.L.C. (One Ramland Road)
On August 20, 1998, the Operating Partnership entered into a joint venture with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C. The venture was formed to own, manage and operate One Ramland Road, a 232,000 square-foot office/flex building and adjacent developable land, located in Orangeburg, New York. In August 1999, the joint venture completed redevelopment of the property and placed the office/flex building in service. The Operating Partnership holds a 50 percent interest in the joint venture. The venture has a mortgage loan with a $14,936 balance at March 31, 2004 secured by its office/flex property. The mortgage bears interest at a rate of LIBOR plus 175 basis points and matures in January 2005. The venture is currently in discussions with the current lender regarding a long-term extension of the mortgage loan. In the event the lender does not provide an extension of the mortgage loan, the venture intends to pursue alternative financing strategies.

In 2001, the property’s then principal tenant, Superior Bank was closed by the Office of Thrift Supervision, and the Federal Deposit Insurance Corporation (FDIC) was named receiver. The tenant continued to meet its rental payment obligations through June 2002. In July 2002, the tenant vacated the premises and the FDIC notified the joint venture that it was rejecting the lease as of July 16, 2002. As a result of the uncertainty regarding the tenant’s ability to meet its obligations through the remainder of the term of its lease, the joint venture wrote off unbilled rents receivable of $1,573 and deferred lease costs of $705, which was included in the Operating Partnership’s equity in earnings for the year ended December 31, 2002. Subsequently, the venture’s management determined it was unlikely a prospective tenant would retain tenant improvements previously made to Superior Bank’s space and, accordingly, the venture accelerated amortization of those tenant improvements and recorded a charge of $3,586, which is included in the Operating Partnership’s equity in earnings in the three months ended March 31, 2003. The Operating Partnership performs management, leasing and other services for the property owned by the joint venture and recognized $3 and $6 in fees for such services in the three months ended March 31, 2004 and 2003, respectively.

ASHFORD LOOP ASSOCIATES L.P. (1001 South Dairy Ashford/2100 West Loop South)
On September 18, 1998, the Operating Partnership entered into a joint venture with Prudential to form Ashford Loop Associates L.P. The venture was formed to own, manage and operate 1001 South Dairy Ashford, a 130,000 square-foot office building acquired on September 18, 1998, and 2100 West Loop South, a 168,000 square-foot office building acquired on November 25, 1998, both located in Houston, Texas. The Operating Partnership holds a 20 percent interest in the joint venture. The Operating Partnership performed management and leasing services through March 2002 for the properties owned by the joint venture and recognized $45 in fees for such services in the three months ended March 31, 2002. Under certain circumstances, Prudential has the right to convert its interest in the venture into common stock of the Corporation at a discount to the stock’s fair market value, based on the underlying fair value of Prudential’s interest in the venture at the time of conversion. The Operating Partnership, at its option, can elect to exchange cash in lieu of stock in an amount equal to the fair value of Prudential’s interest.

SOUTH PIER AT HARBORSIDE – HOTEL DEVELOPMENT
On November 17, 1999, the Operating Partnership entered into a joint venture with Hyatt Corporation (“Hyatt”) to develop a 350-room hotel on the South Pier at Harborside Financial Center, Jersey City, New Jersey, which was completed and commenced initial operations in July 2002. The Operating Partnership owns a 50 percent interest in the venture. The venture had a mortgage loan with a commercial bank with a $62,902 balance at December 31, 2003 collateralized by its hotel property. The debt bore interest at a rate of LIBOR plus 275 basis points and was scheduled to mature in December 2003, and was extended through January 29, 2004. On that date the venture repaid the mortgage loan using the proceeds from a new $40,000 mortgage loan, collateralized by the hotel property, as well as capital contributions from the Operating Partnership and Hyatt of $10,750 each. The new loan carries an interest rate of LIBOR plus 200 basis points and matures in February 2006. The loan provides for three one-year extension options subject to certain conditions. The final two one-year extension options require payment of a fee. Additionally, the venture has an $8,000 loan with the City of Jersey City, provided by the U.S. Department of Housing and Urban Development. The loan currently bears interest at fixed rates ranging from 6.09 percent to 6.62 percent and matures in August 2020. The Operating Partnership has posted an $8,000 letter of credit in support of this loan, $4,000 of which is indemnified by Hyatt.

NORTH PIER AT HARBORSIDE – RESIDENTIAL DEVELOPMENT
On April 3, 2001, the Operating Partnership sold its North Pier at Harborside Financial Center, Jersey City, New Jersey to an entity which planned on developing residential housing on the site. At the time, the Operating Partnership received net sales proceeds of approximately $3,357 (which included a note receivable of $2,027 subsequently repaid in 2002), and recognized a gain of $439 from the transaction. On March 31, 2004, the Operating Partnership received an additional $720 as additional contingent purchase consideration resulting from the achievement of certain conditions at the property subsequent to the initial sale, for which the Operating Partnership recorded a gain of $720 in gain on sale of investment in unconsolidated joint ventures for the three months ended March 31, 2004.

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES

The following is a summary of the financial position of the unconsolidated joint ventures in which the Operating Partnership had investment interests as of March 31, 2004 and December 31, 2003:

				March 31, 2004
	Meadowlands Xanadu	HPMC	G&G Martco	American Financial Exchange	Plaza VIII & IX Associates	Ramland Realty	Ashford Loop	Harborside South Pier	Combined Total
Assets:
Rental property net	$154,026	$--	$7,045	$--	$13,054	$13,126	$35,998	$83,870	$307,119
Other assets	174	13,388	3,557	--	1,620	690	581	9,577	29,587

Total assets	$154,200	$13,388	$10,602	$--	$14,674	$13,816	$36,579	$93,447	$336,706

Liabilities and partners'/ members capital (deficit):

Mortgages and loans payable	$--	$--	$41,229	$--	$--	$14,936	$--	$50,294	$106,459
Other liabilities	3,066	65	1,047	--	1,404	36	336	2,457	8,411
Partners'/members' capital (deficit)	151,134	13,323	(31,674)	--	13,270	(1,156)	36,243	40,696	221,836

Total liabilities and partners'/members'
capital (deficit)	$154,200	$13,388	$10,602	$--	$14,674	$13,816	$36,579	$93,447	$336,706

Operating Partnership's investment in
unconsolidated joint ventures, net	$3,302	$13,329	$6,657	$--	$6,556	$--	$7,688	$22,891	$60,423

				December 31, 2003
	Meadowlands Xanadu	HPMC	G&G Martco	American Financial Exchange	Plaza VIII & IX Associates	Ramland Realty	Ashford Loop	Harborside South Pier	Combined Total
Assets:
Rental property net	$143,877	$ --	$ 7,207	$--	$13,196	$ 13,262	$36,058	$85,488	$299,088
Other assets	1,534	13,598	3,091	--	3,307	548	336	11,065	33,479

Total assets	$145,411	$13,598	$ 10,298	$--	$16,503	$ 13,810	$36,394	$96,553	$332,567

Liabilities and partners'/ members capital (deficit):

Mortgages and loans payable	$ --	$ --	$ 41,563	$--	$ --	$ 14,936	$ --	$73,175	$129,674
Other liabilities	1,571	44	868	--	1,472	88	712	2,788	7,543
Partners'/members' capital (deficit)	143,840	13,554	(32,133)	--	15,031	(1,214)	35,682	20,590	195,350

Total liabilities and partners'/members'
capital (deficit)	$145,411	$13,598	$ 10,298	$--	$16,503	$ 13,810	$36,394	$96,553	$332,567

Operating Partnership's investment in
unconsolidated
joint ventures, net	$ 1,073	$12,808	$ 6,427	$--	$ 7,437	$ --	$ 7,575	$13,304	$ 48,624

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES

The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Operating Partnership had investment interests during the three months ended March 31, 2004 and 2003:

				Three Months Ended March 31, 2004
	Meadowlands Xanadu	HPMC	G&G Martco	American Financial Exchange	Plaza VIII & IX Associates	Ramland Realty	Ashford Loop	Harborside South Pier	Combined Total
Total revenues	$--	$ 75	$ 1,926	$--	$ 65	$ 104	$ 776	$ 5,710	$ 8,656
Operating and other expenses	--	(166)	(901)	--	(48)	(251)	(576)	(4,154)	(6,096)
Depreciation and amortization	--	--	(279)	--	(154)	(139)	(244)	(1,546)	(2,362)
Interest expense	--	--	(287)	--	--	(107)	--	(551)	(945)

Net income	$--	$(91)	$ 459	$--	$(137)	$(393)	$(44)	$ (541)	$ (747)

Operating Partnership's equity in
earnings (loss) of unconsolidated joint
ventures	$--	$ 521	$ 229	$--	$(69)	$(225)	$ (9)	$ (270)	$ 177

				Three Months Ended March 31, 2003
	Meadowlands Xanadu	HPMC	G&G Martco	American Financial Exchange	Plaza VIII & IX Associates	Ramland Realty	Ashford Loop	Harborside South Pier	Combined Total
Total revenues	$--	$ 26	$ 3,360	$ 6,045	$--	$ 68	$ 986	$ 3,742	$ 14,227
Operating and other expenses	--	(51)	(968)	(990)	--	(268)	(957)	(3,299)	(6,533)
Depreciation and amortization	--	--	(412)	(857)	--	(139)	(244)	(1,548)	(3,200)
Interest expense	--	--	(451)	--	--	(119)	--	(804)	(1,374)

Net income	$--	$(25)	$ 1,529	$ 4,198	$--	$ (458)	$(215)	$(1,909)	$ 3,120

Operating Partnership's equity in
earnings (loss) of unconsolidated joint
ventures	$--	$ 85	$ 641	$ 4,205	$--	$(1,232)	$(15)	$(1,304)	$ 2,380

5.    DEFERRED CHARGES AND OTHER ASSETS

	March 31, 2004	December 31, 2003
Deferred leasing costs	$ 137,552	$ 136,231
Deferred financing costs	26,345	24,446

	163,897	160,677
Accumulated amortization	(58,534)	(56,778)

Deferred charges, net	105,363	103,899
Notes receivable	13,369	8,750
Prepaid expenses and other assets, net	17,829	14,142

Total deferred charges and other assets, net	$ 136,561	$ 126,791

6.    DISCONTINUED OPERATIONS

Effective January 1, 2002, the Operating Partnership adopted the provisions of FASB No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes FASB No. 121. FASB No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. FASB No. 144 retains the requirements of FASB No. 121 regarding impairment loss recognition and measurement. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. As the Operating Partnership sold 1770 St. James Place, Houston, Texas; 111 Soledad, San Antonio, Texas; and land in Hamilton Township, New Jersey during the year ended December 31, 2003, the Operating Partnership has presented these assets as discontinued operations in its statements of operations for the periods presented.

The following tables summarize income from discontinued operations and the related realized gain on sale of rental property for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
Total revenues	$--	$ 883
Operating and other expenses	--	(589)
Depreciation and amortization	--	(212)

Income from discontinued operations	$--	$ 82

	Three Months Ended March 31,
	2004	2003
Realized gain on sale of rental property	$--	$1,324

7.    SENIOR UNSECURED NOTES

A summary of the Operating Partnership’s senior unsecured notes as of March 31, 2004 and December 31, 2003 is as follows:

	March 31, 2004	December 31, 2003	Effective Rate (1)
7.000% Senior Unsecured Notes, due March 15, 2004	--	$ 299,983	7.27%
7.250% Senior Unsecured Notes, due March 15, 2009	$ 298,835	298,777	7.49%
7.835% Senior Unsecured Notes, due December 15, 2010	15,000	15,000	7.95%
7.750% Senior Unsecured Notes, due February 15, 2011	298,819	298,775	7.93%
6.150% Senior Unsecured Notes, due December 15, 2012	90,629	90,506	6.89%
5.820% Senior Unsecured Notes, due March 15, 2013	25,116	25,089	6.45%
4.600% Senior Unsecured Notes, due June 15, 2013	99,737	99,729	4.74%
5.125% Senior Unsecured Notes, due February 15, 2014	202,367	--	5.11%

Total Senior Unsecured Notes	$1,030,503	$1,127,859	6.80%

(1)	Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount on the notes, as applicable.

On March 22, 2004, the Operating Partnership issued $100,000 face amount of 5.125 percent senior unsecured notes due February 15, 2014 with interest payable semi-annually in arrears. The total proceeds from the issuance (including premium and net of selling commissions) of approximately $103,137 were used primarily to reduce outstanding borrowings under the Operating Partnership’s unsecured facility.

On March 15, 2004, the Operating Partnership retired $300,000 face amount of 7.00 percent senior unsecured notes due on that date. Funds used for the retirement were obtained from proceeds from the February 2004 $100,000 senior unsecured notes offering, borrowings under the unsecured facility and available cash.

On February 9, 2004, the Operating Partnership issued $100,000 face amount of 5.125 percent senior unsecured notes due February 15, 2014 with interest payable semi-annually in arrears. The total proceeds from the issuance (net of selling commissions and discount) of approximately $98,538 were held until March 15, 2004, when the Operating Partnership used the net proceeds from the sale, together with borrowings under the unsecured facility and available cash, to repay the $300 million 7.00 percent notes due March 15, 2004.

8.    UNSECURED REVOLVING CREDIT FACILITY

In 2002, the Operating Partnership obtained an unsecured revolving credit facility with a current borrowing capacity of $600,000 from a group of 15 lenders. The interest rate on outstanding borrowings under the unsecured facility is currently LIBOR plus 70 basis points. The Operating Partnership may instead elect an interest rate representing the higher of the lender’s prime rate or the Federal Funds rate plus 50 basis points. The unsecured facility also requires a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears. The unsecured facility matures in September 2005, with an extension option of one year, which would require upon exercise a payment of 25 basis points of the then borrowing capacity of the credit line.

In the event of a change in the Operating Partnership’s unsecured debt rating, the interest and facility fee rates will be adjusted in accordance with the following table:

Operating Partnership's Unsecured Debt Ratings: S&P Moody's/Fitch (a)	Interest Rate - Applicable Basis Points Above LIBOR	Facility Fee Basis Points
No ratings or less than BBB-/Baa3/BBB-	120.0	30.0
BBB-/Baa3/BBB-	95.0	20.0
BBB/Baa2/BBB (current)	70.0	20.0
BBB+/Baa1/BBB+	65.0	15.0
A-/A3/A- or higher	60.0	15.0

(a)	If the Operating Partnership has debt ratings from two rating agencies, one of which is Standard & Poor’s Rating Services (“S&P”) or Moody’s Investors Service (“Moody’s”), the rates per the above table shall be based on the lower of such ratings. If the Operating Partnership has debt ratings from three rating agencies, one of which is S&P or Moody’s, the rates per the above table shall be based on the lower of the two highest ratings. If the Operating Partnership has debt ratings from only one agency, it will be considered to have no rating or less than BBB-/Baa3/BBB- per the above table.

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

The lending group for the unsecured facility consists of: JPMorgan Chase Bank, as administrative agent; Fleet National Bank, as syndication agent; Bank of America, N.A. and Wells Fargo Bank, National Association, as co-documentation agents; Commerzbank AG, as co-syndication agent; The Bank of Nova Scotia, Bank One, N.A., Citicorp North America, Inc., and Wachovia Bank, National Association, as managing agents, PNC Bank, National Association, and SunTrust Bank, as co-agents; Bayerische Landesbank, Deutsche Bank Trust Company Americas, Chevy Chase Bank, F.S.B. and Israel Discount Bank of New York, as syndicate members.

SUMMARY
As of March 31, 2004 and December 31, 2003, the Operating Partnership had outstanding borrowings of $30,000 and $0, respectively, under the unsecured facility (with an aggregate borrowing capacity of $600,000).

9.    MORTGAGES AND LOANS PAYABLE

The Operating Partnership has mortgages and loans payable which consist of various loans collateralized by certain of the Operating Partnership’s rental properties. Payments on mortgages and loans payable are generally due in monthly installments of principal and interest, or interest only.

A summary of the Operating Partnership’s mortgages and loans payable as of March 31, 2004 and December 31, 2003 is as follows:

		Effective		Principal Balance at
Property Name	Lender	Interest Rate (a)		March 31, 2004	December 31, 2003	Maturity
400 Chestnut Ridge	Prudential Insurance Co.	9.44%		$ 10,172	$ 10,374	07/01/04
Mack-Cali Centre VI	Principal Life Insurance Co.	6.87%		35,000	35,000	04/01/05
Various (b)	Prudential Insurance Co.	7.10%		150,000	150,000	05/15/05
Mack-Cali Bridgewater I	New York Life Ins. Co.	7.00%		23,000	23,000	09/10/05
Mack-Cali Woodbridge II	New York Life Ins. Co.	7.50%		17,500	17,500	09/10/05
Mack-Cali Short Hills	Prudential Insurance Co.	7.74%		23,450	23,592	10/01/05
500 West Putnam Avenue	New York Life Ins. Co.	6.52%		7,254	7,495	10/10/05
Harborside - Plaza 2 and 3	Northwestern/Principal	7.36%		152,873	153,603	01/01/06
Mack-Cali Airport	Allstate Life Insurance Co.	7.05%		9,998	10,030	04/01/07
Kemble Plaza I	Mitsubishi Tr & Bk Co.	LIBOR+0	.65%	32,178	32,178	01/31/09
2200 Renaissance Boulevard	TIAA	5.89%		18,748	18,800	12/01/12
Soundview Plaza	TIAA	6.02%		19,093	19,153	01/01/13

Total Mortgages and Loans Payable				$499,266	$500,725

(a)	Effective interest rate for mortgages and loans payable reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs and other transaction costs, as applicable.

(b)	The Operating Partnership has the option to convert the mortgage loan, which is secured by 11 properties, to unsecured debt, subject to, amongst other things, the Operating Partnership having investment grade ratings from two rating agencies (at least one of which must be from S&P or Moody’s) at the time of conversion.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED
Cash paid for interest for the three months ended March 31, 2004 and 2003 was $40,464 and $46,418, respectively. Interest capitalized by the Operating Partnership for the three months ended March 31, 2004 and 2003 was $914 and $2,328, respectively.

SUMMARY OF INDEBTEDNESS
As of March 31, 2004, the Operating Partnership’s total indebtedness of $1,559,769 (weighted average interest rate of 6.71 percent) was comprised of $62,178 of variable rate mortgage debt (weighted average rate of 1.81 percent) and fixed rate debt of $1,497,591 (weighted average rate of 6.91 percent).

As of December 31, 2003, the Operating Partnership’s total indebtedness of $1,628,584 (weighted average interest rate of 7.10 percent) was comprised of $32,178 of variable rate mortgage debt (weighted average rate of 1.84 percent) and fixed rate debt of $1,596,406 (weighted average rate of 7.21 percent).

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

The Series C Preferred Stock has preference rights with respect to liquidation and distributions over the common stock. Holders of the Series C Preferred Stock, except under certain limited conditions, will not be entitled to vote on any matters. In the event of a cumulative arrearage equal to six quarterly dividends, holders of the Series C Preferred Stock will have the right to elect two additional members to serve on the Corporation’s Board of Directors until dividends have been paid in full. At March 31, 2004, there were no dividends in arrears. The Corporation may issue unlimited additional preferred stock ranking on a parity with the Series C Preferred Stock but may not issue any preferred stock senior to the Series C Preferred Stock without the consent of two-thirds of its holders. The Series C Preferred Stock is essentially on an equivalent basis in priority with the Preferred Units.

Except under certain conditions relating to the Corporation’s qualification as a REIT, the Series C Preferred Stock is not redeemable prior to March 14, 2008. On and after such date, the Series C Preferred Stock will be redeemable at the option of the Corporation, in whole or in part, at $25 per depositary share, plus accrued and unpaid dividends.

REPURCHASE OF GENERAL PARTNER UNITS
On September 13, 2000, the Board of Directors of the Corporation authorized an increase to the Corporation’s repurchase program under which the Corporation was permitted to purchase up to an additional $150,000 of the Corporation’s outstanding common stock (“Repurchase Program”). From that date through its last purchases on January 10, 2003, the Corporation purchased and retired, under the Repurchase Program, 3,746,400 shares of its outstanding common stock for an aggregate cost of approximately $104,512. Concurrent with these purchases, the Corporation sold to the Operating Partnership 3,746,400 common units for an aggregate cost of approximately $104,512. The Corporation has a remaining authorization to repurchase up to an additional $45,488 of its outstanding common stock, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

STOCK OPTION PLANS
In September 2000, the Corporation established the 2000 Employee Stock Option Plan (“2000 Employee Plan”) and the 2000 Director Stock Option Plan (“2000 Director Plan”). In May 2002, shareholders of the Corporation approved amendments to both plans to increase the total shares reserved for issuance under both plans from 2,700,000 to 4,350,000 shares (subject to adjustment) of the Corporation’s common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan). In 1994, and as subsequently amended, the Corporation established the Mack-Cali Employee Stock Option Plan (“Employee Plan”) and the Mack-Cali Director Stock Option Plan (“Director Plan”) under which a total of 5,380,188 shares (subject to adjustment) of the Corporation’s common stock have been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan). Stock options granted under the Employee Plan in 1994 and 1995 became exercisable over a three-year period. Stock options granted under the 2000 Employee Plan and those options granted subsequent to 1995 under the Employee Plan become exercisable over a five-year period. All stock options granted under both the 2000 Director Plan and Director Plan become exercisable in one year. All options were granted at the fair market value at the dates of grant and have terms of ten years. As of March 31, 2004 and December 31, 2003, the stock options outstanding had a weighted average remaining contractual life of approximately 7.0 and 6.9 years, respectively.

Information regarding the Corporation’s stock option plans is summarized below:

	Shares Under Options	Weighted Average Exercise Price
Outstanding at January 1, 2004	2,990,135	$30.56
Granted	5,000	$40.55
Exercised	(883,992)	$31.99
Lapsed or canceled	(6,720)	$28.42

Outstanding at March 31, 2004	2,104,423	$29.99

Options exercisable at March 31, 2004	864,253	$32.37
Available for grant at March 31, 2004	2,354,203

The Operating Partnership recognized stock options expense of $49 and $38 for the three months ended March 31, 2004 and 2003, respectively.

STOCK WARRANTS
Information regarding the Corporation’s stock warrants (“Stock Warrants”), which enable the holders to purchase an equal number of shares of the Corporation’s common stock at the respective exercise price, is summarized below:

	Shares Under Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2004	149,250	$33.00
Exercised	(86,768)	$33.00
Lapsed or canceled	--	--

Outstanding at March 31, 2004	62,482	$33.00

Exercisable at March 31, 2004	62,482	$33.00

STOCK COMPENSATION
The Corporation has granted stock awards to officers, certain other employees, and non-employee members of the Board of Directors of the Corporation (collectively, “Restricted Stock Awards”), which allow the holders to each receive a certain amount of shares of the Corporation’s common stock generally over a one to five-year vesting period. Certain Restricted Stock Awards are contingent upon the Corporation meeting certain performance and/or stock price appreciation objectives. All Restricted Stock Awards provided to the officers and certain other employees were granted under the 2000 Employee Plan and Employee Plan. Restricted Stock Awards granted to directors were granted under the 2000 Director Plan.

Information regarding the Restricted Stock Awards is summarized below:

Shares
Outstanding at January 1, 2004	280,869
Granted	1,000
Vested	(55,597)
Canceled	--

Outstanding at March 31, 2004	226,272

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

During the three months ended March 31, 2004 and 2003, 1,537 and 1,784 deferred stock units were earned, respectively. As of March 31, 2004 and December 31, 2003, there were 24,570 and 23,131 director stock units outstanding, respectively.

LIMITED PARTNERS’ CAPITAL:

SERIES B PREFERRED UNITS
The Series B Preferred Units have a stated value of $1,000 per unit and are preferred as to assets over any class of common units or other class of preferred units of the Operating Partnership, based on circumstances per the applicable unit certificates. The quarterly distribution on each Series B Preferred Unit is an amount equal to the greater of (i) $16.875 (representing 6.75 percent of the Preferred Unit stated value of an annualized basis) or (ii) the quarterly distribution attributable to a Series B Preferred Unit determined as if such unit had been converted into common units, subject to adjustment for customary anti-dilution rights. Each of the Series B Preferred Units may be converted at any time into common units at a conversion price of $34.65 per unit. Common units received pursuant to such conversion may be redeemed for an equal number of shares of common stock. At any time after June 11, 2005, the Operating Partnership may cause the mandatory conversion of the Series B Preferred Units into common units at the conversion price of $34.65 per unit if, for at least 20 of the prior consecutive 30 days, the closing price of the Corporation’s common stock equals or exceeds $34.65. The Operating Partnership is prohibited from taking certain actions that would adversely affect the rights of the holders of Series B Preferred Units without the consent of at least 66 2/3 percent of the outstanding Series B Preferred Units, including authorizing, creating or issuing any additional preferred units ranking senior to or equal with the Series B Preferred Units; provided, however, that such consent is not required if the Operating Partnership issues preferred units ranking equal (but not senior) to the Series B Preferred Units in an aggregate amount up to the greater of (a) $200,000 in stated value or (b) 10 percent of the sum of (1) the combined market capitalization of the Corporation’s common stock and the Operating Partnership’s common units and Series B Preferred Units, as if converted into common stock, and (2) the aggregate liquidation preference on any of the Corporation’s non-convertible preferred stock or the Operating Partnership’s non-convertible preferred units. As of March 31, 2004, the calculation in the above clause (b) was $336,614.

As of March 31, 2004 and December 31, 2003, the Operating Partnership had 215,018 and 215,018 Series B Preferred Units outstanding (convertible into 6,205,425 and 6,205,425 common units), respectively.

COMMON UNITS
Certain individuals and entities own common units in the Operating Partnership. A common unit and a share of common stock of the Corporation have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the Operating Partnership. Common units are redeemable by the common unitholders at their option, subject to certain restrictions, on the basis of one common unit for either one share of common stock or cash equal to the fair market value of a share at the time of the redemption. The Corporation has the option to deliver shares of common stock in exchange for all or any portion of the cash requested. The common unitholders may not put the units for cash to the Corporation or the Operating Partnership. When a unitholder redeems a common unit for common stock of the Corporation, limited partners’ capital is reduced and the General Partners’ capital is increased.

EARNINGS PER UNIT
Basic EPU excludes dilution and is computed by dividing net income available to common unitholders by the weighted average number of units outstanding for the period. Diluted EPU reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units.

The following information presents the Operating Partnership’s results for the three months ended March 31, 2004 and 2003 in accordance with FASB No. 128:

	Three Months Ended March 31,
Computation of Basic EPU	2004	2003
Income from continuing operations	$ 34,162	$ 36,593
Deduct: Preferred unit distributions	(4,409)	(3,925)

Income from continuing operations available to common units	29,753	32,668
Income from discontinued operations	--	1,406

Net income available to common unitholders	$ 29,753	$ 34,074

Weighted average common units	67,594	65,040

Basic EPU:
Income from continuing operations	$ 0.44	$ 0.50
Income from discontinued operations	--	0.02

Net income available to common unitholders	$ 0.44	$ 0.52

	Three Months Ended March 31,
Computation of Diluted EPU	2004	2003
Income from continuing operations available to common unitholders	$29,753	$32,668
Add: Income from continuing operations attributable to Operating Partnership -
Series B Preferred Units	--	--

Income from continuing operations for diluted earnings per unit	29,753	32,668
Income from discontinued operations for diluted earnings per unit	--	1,406

Net income available to common unitholders	$29,753	$34,074

Weighted average common units	68,288	65,146

Diluted EPU:
Income from continuing operations	$ 0.44	$ 0.50
Income from discontinued operations	--	0.02

Net income available to common unitholders	$ 0.44	$ 0.52

The following schedule reconciles the units used in the basic EPU calculation to the units used in the diluted EPU calculation:

	Three Months Ended March 31,
	2004	2003
Basic EPU Units	67,594	65,040
Add: Stock options	672	106
Stock Warrants	22	--

Diluted EPU Units	68,288	65,146

Not included in the computations of diluted EPU were 0 and 2,418,353 stock options; 0 and 642,476 Stock Warrants; and 6,205,425 and 6,230,707 Series B Preferred Units, as such securities were anti-dilutive during the three months ended March 31, 2004 and 2003, respectively. Unvested restricted stock outstanding as of March 31, 2004 and 2003 were 226,272 and 264,369, respectively.

11.    EMPLOYEE BENEFIT 401(k) PLAN

All employees of the Corporation who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan (the “401(k) Plan”). The 401(k) Plan allows eligible employees to defer up to 15 percent of their annual compensation, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Operating Partnership, at management’s discretion, may match employee contributions and/or make discretionary contributions. Total expense recognized by the Operating Partnership for the three months ended March 31, 2004 and 2003 was $100 and $100, respectively.

12.    COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS
Harborside Financial Center
Pursuant to an agreement with the City of Jersey City, New Jersey, the Operating Partnership is required to make payments in lieu of property taxes (“PILOT”) on its Harborside Plaza 2, 3, 4-A and 5 properties. The Plaza 2 and 3 agreement, which commenced in 1990, is for a term of 15 years. Such PILOT is equal to two percent of Total Project Costs, as defined, in year one and increases by $75 per annum through year 15. Total Project Costs, as defined, are $145,644. The PILOT totaled $972 and $953 for the three months ended March 31, 2004 and 2003, respectively.

The Plaza 4-A agreement, which commenced in 2000, is for a term of 20 years. The PILOT is equal to two percent of Total Project costs, as defined, and increases by 10 percent in years 7, 10 and 13 and by 50 percent in year 16. Total Project costs, as defined, are $45,497. The PILOT totaled $227 and $227 for the three months ended March 31, 2004 and 2003, respectively.

The Plaza 5 agreement, which commenced in 2002 upon substantial completion of the property, as defined, is for a term of 20 years. The PILOT is equal to two percent of Total Project Costs, as defined, and increases by 10 percent in years 7, 10 and 13, and by 50 percent in year 16. Total Project Costs, as defined are $159,625. The PILOT totaled $798 and $661 for the three months ended March 31, 2004 and 2003, respectively.

LITIGATION
On May 8, 2003, an adversary proceeding arising out of the bankruptcy of Broadband Office, Inc. (“BBO”) was commenced by BBO and the Official Committee of Unsecured Creditors of BBO (“Plaintiffs”) in the United States Bankruptcy Court for the District of Delaware. On August 25, 2003, the Plaintiffs filed an Amended Complaint. As amended, the Complaint names as defendants the Operating Partnership, the chief executive officer of the Corporation, and certain alleged affiliates of the Corporation (the “Mack-Cali Defendants”). Also named as defendants are seven other real estate investment trusts or partnerships (“REITs”) that invested in BBO and the eight individuals designated by the REITs to serve on the Board of Directors of BBO. Plaintiffs assert, among other things, that the Mack-Cali Defendants breached fiduciary duties to BBO, its minority shareholders (other than the REITs) and its creditors by approving a spin-off of BBO’s assets to a newly created entity, and approving the sale of BBO’s remaining assets to Yipes, Inc., both for allegedly inadequate consideration. Plaintiffs seek an unspecified amount of compensatory and punitive damages in connection with their fiduciary duty claims. In addition, Plaintiffs seek to avoid all payments and other transfers made to the Mack-Cali Defendants within one year of BBO’s bankruptcy filing under various provisions of the Bankruptcy Code, and to obtain “turnover” of certain property under Section 542(b) of the Code. On July 8, 2003, the district court withdrew the reference of this proceeding to the bankruptcy court, and the action is now pending in the United States District Court for the District of Delaware. The Mack-Cali Defendants have denied the claims asserted in the Amended Complaint, and believe they have substantial defenses to the claims asserted against them. The Operating Partnership does not believe that the ultimate resolution of this matter will have a material adverse effect on the Operating Partnership’s financial condition taken as a whole.

The Operating Partnership is a defendant in other litigation arising in the normal course of business activities. Management does not believe that the ultimate resolution of these matters will have a materially adverse effect upon the Operating Partnership.

GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Operating Partnership is the lessee, as of March 31, 2004, are as follows:

Year	Amount
April 1 through December 31, 2004	$433
2005	578
2006	578
2007	576
2008	554
2009 through 2080	20,794

Total	$23,513

Ground lease expense incurred by the Operating Partnership during the three months ended March 31, 2004 and 2003 amounted to $258 and $232, respectively.

OTHER
The Operating Partnership may not dispose of or distribute certain of its properties, currently comprising 140 properties with an aggregate net book value of approximately $1,799,345, which were originally contributed by members of either the Mack Group (which includes William L. Mack, Chairman of the Corporation’s Board of Directors; David S. Mack, a director of the Corporation; Earle I. Mack, a former director of the Corporation; and Mitchell E. Hersh, chief executive officer and a director of the Corporation ), the Robert Martin Group (which includes Martin W. Berger, a director of the Corporation; Robert F. Weinberg, a former director of the Corporation; and Timothy M. Jones, president of the Corporation) or the Cali Group (which includes John R. Cali, a director of the Corporation and John J. Cali, a former director of the Corporation) without the express written consent of a representative of the Mack Group, the Robert Martin Group or the Cali Group, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate Mack Group, Robert Martin Group or Cali Group members for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”). The aforementioned restrictions do not apply in the event that the Operating Partnership sells all of its properties or in connection with a sale transaction which the Corporation’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Operating Partnership or to cure any material monetary default on any mortgage secured by a property. The Property Lock-Ups expire periodically through 2008. Upon the expiration of the Property Lock-Ups, the Operating Partnership is required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate Mack Group, Robert Martin Group or Cali Group members.

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

Future minimum rentals to be received under non-cancelable operating leases at March 31, 2004 are as follows:

Year	Amount
April 1 through December 31, 2004	$370,070
2005	459,062
2006	408,156
2007	352,087
2008	296,826
2009 and thereafter	1,003,803

Total	$2,890,004

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

Selected results of operations for the three months ended March 31, 2004 and 2003 and selected asset information as of March 31, 2004 and December 31, 2003 regarding the Operating Partnership’s operating segment are as follows:

	Total Segment	Corporate & Other (e)	Total Operating Partnership
Total contract revenues (a):
Three months ended:
March 31, 2004	$141,824	$868	$142,692	(f)
March 31, 2003	140,454	3,449	143,903	(g)

Total operating and interest expenses (b):
Three months ended:
March 31, 2004	$46,507	$35,000	$81,507	(h)
March 31, 2003	46,084	37,971	84,055	(i)

Equity in earnings of unconsolidated
joint ventures (net of minority interest):
Three months ended:
March 31, 2004	$177	--	$177
March 31, 2003	2,380	--	2,380

Net operating income (c):
Three months ended:
March 31, 2004	$95,494	$(34,132)	$61,362	(f) (h)
March 31, 2003	96,750	(34,522)	62,228	(g) (i)

Total assets:
March 31, 2004	$3,659,764	$34,727	$3,694,491
December 31, 2003	3,656,127	93,443	3,749,570

Total long-lived assets (d):
March 31, 2004	$3,533,350	$2,390	$3,535,740
December 31, 2003	3,526,624	5,234	3,531,858

(a)	Total contract revenues represent all revenues during the period (including the Operating Partnership’s share of net income from unconsolidated joint ventures), excluding adjustments for straight-lining of rents and the Operating Partnership’s share of straight-line rent adjustments from unconsolidated joint ventures. All interest income is excluded from segment amounts and is classified in Corporate & Other for all periods.

(b)	Total operating and interest expenses represent the sum of real estate taxes, utilities, operating services, general and administrative and interest expense. All interest expense (including for property-level mortgages) is excluded from segment amounts and classified in Corporate & Other for all periods.

(c)	Net operating income represents total contract revenues [as defined in Note (a)] less total operating and interest expenses [as defined in Note (b)] for the period.

(d)	Long-lived assets are comprised of total rental property, unbilled rents receivable and investments in unconsolidated joint ventures.

(e)	Corporate & Other represents all corporate-level items (including interest and other investment income, interest expense and non-property general and administrative expense) as well as intercompany eliminations necessary to reconcile to consolidated Operating Partnership totals.

(f)	Excludes $3,048 of adjustments for straight-lining of rents, $12 for rent adjustment on above/below market leases, and $143 for Operating Partnership’s share of straight-line rent adjustments from unconsolidated joint ventures.

(g)	Excludes $2,406 of adjustments for straight-lining of rents and $1,004 for the Operating Partnership’s share of straight-line rent adjustments from unconsolidated joint ventures.

(h)	Excludes $31,123 of depreciation and amortization. (i) Excludes $29,045 of depreciation and amortization.

15.    IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

FASB No. 150
In May 2003, the FASB issued FASB No. 150, Accounting for Certain Financial Instruments with Characteristic of both Liabilities and Equity. FASB No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). In particular, it requires that mandatorily redeemable financial instruments be classified as liabilities and reported at fair value and that changes in their fair values be reported as interest cost. Except as explained below, FASB No. 150 was effective for the Operating Partnership as of July 1, 2003.

On November 7, 2003, the FASB indefinitely deferred the classification and measurement provisions of SFAS No. 150 as they apply to certain mandatorily redeemable noncontrolling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. As of March 31, 2004, the deferral of certain provisions of FASB No. 150 is not expected to have a material impact on the Operating Partnership’s financial statements.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with the Consolidated Financial Statements of Mack-Cali Realty, L.P. and the notes thereto (collectively, the “Financial Statements”). Certain defined terms used herein have the meaning ascribed to them in the Financial Statements.

Executive Overview

Mack-Cali Realty, L.P. (the “Operating Partnership”) is one of the largest real estate investment trusts (REITs) in the United States with a total market capitalization of $4.9 billion at March 31, 2004. The Operating Partnership has been involved in all aspects of commercial real estate development, management and ownership for over 50 years and has been a publicly-traded REIT since 1994. The Operating Partnership owns or has interests in 263 properties (collectively, the “Properties”), primarily class A office and office/flex buildings, totaling approximately 28.3 million square feet, leased to approximately 2,100 tenants. The properties are located primarily in suburban markets of the Northeast, some with adjacent, Operating Partnership-controlled developable land sites able to accommodate up to 8.3 million square feet of additional commercial space.

The Operating Partnership’s strategy is to be a significant real estate owner and operator in its core, high-barriers-to-entry markets, primarily in the Northeast.

As an owner of real estate, almost all of the Operating Partnership’s earnings and cash flow is derived from rental revenue received pursuant to leased office space at the Properties. Key factors that affect the Operating Partnership’s business and financial results include the following:

  the general economic climate;
  the occupancy rates of the Properties;
  rental rates on new or renewed leases;
  tenant improvement and leasing costs incurred to obtain and retain tenants;
  the extent of early lease terminations;
  operating expenses;
  cost of capital; and
  the extent of acquisitions, development and sales of real estate.

Any negative effects of the above key factors could potentially cause a deterioration in the Operating Partnership’s revenue and/or earnings. Such negative effects could include: (1) failure to renew or execute new leases as current leases expire; (2) failure to renew or execute new leases with rental terms at or above the terms of in-place leases; and (3) tenant defaults.

A failure to renew or execute new leases as current leases expire or to execute new leases with rental terms at or above the terms of in-place leases is dependent on factors such as: (1) the local economic climate, which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors; and (2) local real estate conditions, such as oversupply of office and office/flex space or competition within the market.

As a result of the economic climate since 2001, substantially all of the real estate markets the Operating Partnership operates in materially softened. Demand for office space declined significantly and vacancy rates increased in each of the Operating Partnership’s core markets over the period. Through April 30, 2004, the Operating Partnership’s core markets continued to be weak. The percentage leased in the Operating Partnership’s consolidated portfolio of stabilized operating properties decreased to 91.1 percent at March 31, 2004, as compared to 91.5 percent at December 31, 2003 and 92.4 percent at March 31, 2003. Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date. Leases that expired as of March 31, 2004, December, 2003, and March 31, 2003 aggregate 31,291, 143,059 and 87,315 square feet, respectively, or 0.01, 0.5 and 0.3 percentage of the net rentable square footage, respectively. Market rental rates have declined in most markets from peak levels in late 2000 and early 2001. Rental rates on the Operating Partnership’s space that was re-leased (based on first rents payable) during the three months ended March 31, 2004 decreased an average of 10.2 percent compared to rates that were in effect under expiring leases, as compared to a 7.4 percent decrease for the same period in 2003. The Operating Partnership believes that vacancy rates may continue to increase in most of its markets for the remainder of 2004. As a result, the Operating Partnership’s future earnings and cash flow may be negatively impacted.

The remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand:

  property transactions during the period;
  critical accounting policies and estimates;
  results of operations for the current quarter as compared to the same period last year; and
  liquidity and capital resources.

Property Transactions in 2004

Thus far in 2004, the Operating Partnership completed the following property transaction:

On April 14, 2004, the Operating Partnership acquired 5 Wood Hollow Road, located in Parsippany, New Jersey. The 317,040 square-foot class A office building was acquired for approximately $34.0 million.

Critical Accounting Policies and Estimates

The Financial Statements have been prepared in conformity with generally accepted accounting principles. The preparation of the Financial Statements require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Financial Statements, and the reported amounts of revenues and expenses during the reported period. These estimates and assumptions are based on management’s historical experience that are believed to be reasonable at the time. However, because future events and their effects cannot be determined with certainty, the determination of estimates requires the exercise of judgment. The Operating Partnership’s critical accounting policies are those which require assumptions to be made about matters that are highly uncertain. Different estimates could have a material effect on the Operating Partnership’s financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions and circumstances.

Rental Property:
Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Interest capitalized by the Operating Partnership for the three months ended March 31, 2004 and 2003 was $0.9 million and $2.3 million, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

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

Rental Property Held for Sale and Discontinued Operations:
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

Revenue Recognition:
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

Allowance for Doubtful Accounts:
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

RESULTS OF OPERATIONS: PERIOD-TO-PERIOD COMPARISIONS

The following comparisons for the three months ended March 31, 2004 (“2004”), as compared to the three months ended March 31, 2003 (“2003”), make reference to the following: (i) the effect of the “Same-Store Properties,” which represents all in-service properties owned by the Operating Partnership at December 31, 2002, excluding Dispositions as defined below; (ii) the effect of the “Acquired Properties,” which represents all properties acquired by the Operating Partnership or commencing initial operations from January 1, 2003 through March 31, 2004 and; (iii) the effect of the “Dispositions”, which represents results for each period for those rental properties sold by the Operating Partnership for the period from January 1, 2003 through March 31, 2004.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

	Three Months Ended March 31,
(dollars in thousands)	2004	2003	Dollar Change	Percent Change
Revenue from rental operations:
Base rents	$126,595	$125,651	$944	0.8%
Escalations and recoveries from tenants	15,640	15,825	(185)	(1.2)
Parking and other	3,660	5,837	(2,177)	(37.3)

Total revenues	145,895	147,313	(1,418)	(1.0)

Property expenses:
Real estate taxes	16,893	15,848	1,045	6.6
Utilities	11,500	10,799	701	6.5
Operating services	18,194	20,069	(1,875)	(9.3)

Sub-total	46,587	46,716	(129)	(0.3)

General and administrative	6,444	6,753	(309)	(4.6)
Depreciation and amortization	31,123	29,045	2,078	7.2
Interest expense	29,196	29,511	(315)	(1.1)
Interest income	(720)	(327)	(393)	(120.2)
Loss on early retirement of debt, net	--	1,402	(1,402)	(100.0)

Total expenses	112,630	113,100	(470)	(0.4)

Income from continuing operations before
equity in earnings of unconsolidated joint ventures	33,265	34,213	(948)	(2.8)
Equity in earnings of unconsolidated joint ventures, net	177	2,380	(2,203)	(92.6)
Gain on sale of investment in unconsolidated joint
ventures	720	--	720	100.0

Income from continuing operations	34,162	36,593	(2,431)	(6.6)
Discontinued operations:
Income from discontinued operations	--	82	(82)	(100.0)
Realized gain on disposition of rental property	--	1,324	(1,324)	(100.0)

Total discontinued operations, net	--	1,406	(1,406)	(100.0)

Net income	34,162	37,999	(3,837)	(10.1)
Preferred unit distributions	(4,409)	(3,925)	(484)	(12.3)

Net income available to common unitholders	$29,753	$34,074	$(4,321)	(12	.7)%

The following is a summary of the changes in revenue from rental operations and property expenses divided into Same-Store Properties, Acquired Properties and Dispositions (dollars in thousands):

	Total Operating Partnership			Same-Store Properties			Acquired Properties		Dispositions
	Dollar Change	Percent Change		Dollar Change	Percent Change		Dollar Change	Percent Change	Dollar Change	Percent Change
Revenue from rental operations:
Base rents	$944	0.8%		$254	0.2%		$690	0.6%	$--	--%
Escalations and recoveries
from tenants	(185)	(1.2)		(225)	(1.4)		40	0.2	--	--
Parking and other	(2,177)	(37.3)		(2,176)	(37.3)		(1)	--	--	--

Total	$(1,418)	(1	.0)%	$(2,147)	(1	.5)%	$729	0.5%	$--	--%

Property expenses:
Real estate taxes	$1,045	6.6%		$899	5.7%		$146	0.9%	$--	--%
Utilities	701	6.5		596	5.5		105	1.0	--	--
Operating services	(1,875)	(9.3)		(2,054)	(10.2)		179	0.9	--	--

Total	$(129)	(0	.3)%	$(559)	(1	.2)%	$430	0.9%	$--	--%

OTHER DATA:
Number of Consolidated Properties:	256			253			3		--
Square feet (in thousands)	26,957			26,755			202		--

Base rents for the Same-Store Properties increased $0.3 million, or 0.2 percent, for 2004 as compared to 2003, due primarily to increased rents of $0.7 million at Harborside Plaza 5, which was placed in service late in 2002, which was partially offset by decreases in space leased and rental rates at the properties in 2004 from 2003. Escalations and recoveries from tenants for the Same-Store Properties decreased $0.2 million, or 1.4 percent, for 2004 over 2003, due primarily to a decreased amount of total property expenses in 2004. Parking and other income for the Same-Store Properties decreased $2.2 million, or 37.3 percent, due primarily to a decrease in lease termination fees in 2004.

Real estate taxes on the Same-Store Properties increased $0.9 million, or 5.7 percent, for 2004 as compared to 2003, due primarily to property tax rate increases in certain municipalities in 2004, partially offset by lower assessments on certain properties in 2004. Utilities for the Same-Store Properties increased $0.6 million, or 5.5 percent, for 2004 as compared to 2003, due primarily to increased electric rates in 2004. Operating services for the Same-Store Properties decreased $2.1 million, or 10.2 percent, due primarily to decreased snow removal costs in 2004 from 2003.

General and administrative decreased by $0.3 million, or 4.6 percent, for 2004 as compared to 2003. This decrease was due primarily to a decrease in professional fees and state taxes of $0.9 million, partially offset by an increase in salaries and related expenses of $0.5 million in 2004 from 2003.

Depreciation and amortization increased by $2.1 million, or 7.2 percent, for 2004 over 2003. Of this increase, $1.9 million, or 6.4 percent, is attributable to the Same-Store Properties, and $0.2 million, or 0.8 percent, is due to the Acquired Properties.

Interest expense decreased $0.3 million, or 1.1 percent, for 2004 as compared to 2003. This decrease was due primarily to lower average debt balances and interest rates in 2004 over 2003.

Interest income increased $0.4 million, or 120.2 percent, for 2004 as compared to 2003. This increase was due primarily to higher average cash balances in 2004.

Loss on early retirement of debt, net, amounted to $1.4 million in 2003, which was due to costs incurred with the exchange in 2003 of $25.0 million face amount of 7.18 percent senior unsecured notes due December 31, 2003 for $26.1 million face amount of 5.82 percent senior unsecured notes due March 15, 2013, with interest payable semi-annually in arrears.

Equity in earnings of unconsolidated joint ventures decreased $2.2 million, or 92.6 percent, for 2004 as compared to 2003. The decrease was due primarily to the sale of the Operating Partnership’s interest in the American Financial Exchange in late 2003 resulting in a reduction of $4.2 million in 2004, partially offset by an increase from operations of the Hyatt hotel at Harborside South Pier of $1.1 million for 2004, as compared to 2003 and an increase in 2004 from Ramland Realty due to the write-off of a tenant receivable of $1.6 million in 2003.

Income from continuing operations before equity in earnings of unconsolidated joint ventures decreased to $33.3 million in 2004 from $34.2 million in 2003. The decrease of approximately $0.9 million is due to the factors discussed above.

Net income available to common unitholders decreased by $4.3 million, from $34.1 million in 2003 to $29.8 million in 2004. This decrease was the result of a decrease in equity in earnings of unconsolidated joint ventures of $2.2 million, a decrease in income from continuing operations before equity in earnings of unconsolidated joint ventures of approximately $0.9 million, an increase in preferred unit distributions of $0.5 million in 2004, a decrease in realized gain on disposition of rental property of $1.3 million, and income from discontinued operations of $0.1 million in 2003. These were partially offset by a gain on sale of investment in unconsolidated joint ventures of $0.7 million (resulting from the receipt of additional contingent purchase consideration from the Harborside North Pier sale).

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Overview:
Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service, capital expenditures and distributions, excluding non-recurring capital expenditures. To the extent that the Operating Partnership’s cash flow from operating activities is insufficient to finance its non-recurring capital expenditures such as property acquisitions, development and construction costs and other capital expenditures, the Operating Partnership has and expects to continue to finance such activities through borrowings under its revolving credit facility and other debt and equity financings.

The Operating Partnership believes that with the general downturn in the economy in recent years, and the softening of the Operating Partnership’s markets specifically, it is reasonably likely that vacancy rates may continue to increase, effective rental rates on new and renewed leases may continue to decrease and tenant installation costs, including concessions, may continue to increase in most or all of its markets in 2004. As a result of the potential negative effects on the Operating Partnership’s revenue from the overall reduced demand for office space, the Operating Partnership’s cash flow could be insufficient to cover increased tenant installation costs over the short-term. If this situation were to occur, the Operating Partnership expects that it would finance any shortfalls through borrowings under its revolving credit facility and other debt and equity financings.

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

REIT Restrictions:
To maintain its qualification as a REIT, the Corporation must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. Moreover, the Corporation intends to continue to make regular quarterly distributions to its common stockholders which, based upon current policy, in the aggregate would equal approximately $152.6 million on an annualized basis. However, any such distribution, whether for federal income tax purposes or otherwise, would only be paid out of available cash, including borrowings and other sources, after meeting operating requirements, preferred stock and unit dividends and distributions, and scheduled debt service on the Operating Partnership’s debt.

Property Lock-Ups:
The Operating Partnership may not dispose of or distribute certain of its properties, currently comprising 140 properties with an aggregate net book value of approximately $1.8 billion, which were originally contributed by members of either the Mack Group (which includes William L. Mack, Chairman of the Corporation’s Board of Directors; David S. Mack, a director of the Corporation, Earle I. Mack, a former director of the Corporation; and Mitchell E. Hersh, chief executive officer and a director of the Corporation), the Robert Martin Group (which includes Robert F. Weinberg, a former director of the Corporation; Martin S. Berger, a director of the Corporation; and Timothy M. Jones, president of the Corporation), or the Cali Group (which includes John J. Cali, a former director of the Corporation and John R. Cali, a director of the Corporation) without the express written consent of a representative of the Mack Group, the Robert Martin Group or the Cali Group, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate Mack Group, Robert Martin Group or Cali Group members for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”). The aforementioned restrictions do not apply in the event that the Operating Partnership sells all of its properties or in connection with a sale transaction which the Corporation’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Operating Partnership or to cure any material monetary default on any mortgage secured by a property. The Property Lock-Ups expire periodically through 2008. Upon the expiration of the Property Lock-Ups, the Operating Partnership is required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate Mack Group, Robert Martin Group or Cali Group members.

Unencumbered Properties:
As of March 31, 2004, the Operating Partnership had 233 unencumbered properties, totaling 21.1 million square feet, representing 78.2 percent of the Operating Partnership’s total portfolio on a square footage basis.

Credit Ratings:
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

Cash Flows

Cash and cash equivalents decreased by $67.4 million to $11.0 million at March 31, 2004, compared to $78.4 million at December 31, 2003. This decrease was the net result of $50.5 million provided by operating activities, which was offset by: (1) $31.3 million used in investing activities (consisting primarily of $16.0 million used for additions to rental property, $13.3 million for investments in unconsolidated joint ventures, and $4.6 million for the funding of a note receivable); and (2) approximately $86.7 million used for financing activities (consisting primarily of $300.0 million used for the repayment of senior unsecured notes, $124.0 million for the repayment of borrowings under the Operating Partnership’s unsecured credit facility, and $46.9 million for the payment of dividends and distributions, partially offset by $202.4 million in proceeds from the sale of senior unsecured notes, $154.0 million from borrowings under the unsecured credit facility, and $31.1 million in proceeds received from stock options and warrants exercised.)

Debt Financing

Recent Debt Activity:
On March 22, 2004, the Operating Partnership issued $100.0 million face amount of 5.125 percent senior unsecured notes due February 15, 2014 with interest payable semi-annually in arrears. The total proceeds from the issuance (including premium and net of selling commissions) of approximately $103.1 million was used primarily to reduce outstanding borrowings under the unsecured facility.

On March 15, 2004, the Operating Partnership retired $300.0 million face amount of 7.00 percent senior unsecured notes due on that date. Funds used for the retirement were obtained from the proceeds from the February 2004 $100.0 million senior unsecured notes offering (described below), borrowings under the unsecured facility and available cash.

On February 9, 2004, the Operating Partnership issued $100.0 million face amount of 5.125 percent senior unsecured notes due February 15, 2014 with interest payable semi-annually in arrears. The total proceeds from the issuance (net of selling commissions and discount) of approximately $98.5 million were held until March 15, 2004, when the Operating Partnership used the net proceeds from the sale, together with borrowings under the unsecured facility and available cash, to repay the $300 million 7.00 percent notes due March 15, 2004.

Summary of Debt:
The following is a breakdown of the Operating Partnership’s debt between fixed and floating-rate financing:

	Balance ($000's)	% of Total	Weight Average Interest Rate (a)	Weighted Average Maturity in Years
Fixed Rate Unsecured Debt	$1,030,503	66.07%	6.80%	7.34
Fixed Rate Secured Debt	467,088	29.95%	7.16%	2.01
Variable Rate Unsecured Debt	30,000	1.92%	1.79%	1.49
Variable Rate Secured Debt	32,178	2.06%	1.83%	4.83

Totals/Weighted Average:	$1,559,769	100.0%	6.71%	5.58

Debt Maturities:
Scheduled principal payments and related weighted average annual interest rates for the Operating Partnership’s debt as of March 31, 2004 are as follows:

Period	Scheduled Amortization ($000's)	Principal Maturities ($000's)	Total ($000's)	Weighted Avg. Interest Rate of Future Repayments (a)
2004	$6,491	$9,863	$16,354	8.53%
2005	7,747	283,249	290,996	6.58%
2006	1,231	144,642	145,873	7.36%
2007	1,114	9,364	10,478	6.96%
2008	1,105	--	1,105	5.96%
Thereafter	5,258	1,098,320	1,103,578	6.64%

Sub-total	22,946	1,545,438	1,568,384	6.71%
Adjustment for unamortized debt
discount/premium, net, as of
March 31, 2004	(8,615)	--	(8,615)	--

Totals/Weighted Average	$14,331	$1,545,438	$1,559,769	6.71%

(a)	Actual weighted average LIBOR contract rates relating to the Operating Partnership’s outstanding debt as of March 31, 2004 of 1.14 percent was used in calculating revolving credit facility and other variable rate debt interest rates.

Senior Unsecured Notes:
The terms of the Operating Partnership’s senior unsecured notes (which totaled approximately $1.0 billion as of March 31, 2004), include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

Unsecured Revolving Credit Facility:
On September 27, 2002, the Operating Partnership obtained an unsecured revolving credit facility with a current borrowing capacity of $600.0 million from a group of 15 lenders. As of March 31, 2004, the Operating Partnership had $30.0 million of outstanding borrowings under its unsecured revolving credit facility.

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

In the event of a change in the Operating Partnership’s unsecured debt rating, the interest and facility fee rates will be adjusted in accordance with the following table:

Operating Partnership's Unsecured Debt Ratings: S&P Moody's/Fitch (a)	Interest Rate - Applicable Basis Points Above LIBOR	Facility Fee Basis Points
No ratings or less than BBB-/Baa3/BBB-	120.0	30.0
BBB-/Baa3/BBB-	95.0	20.0
BBB/Baa2/BBB (current)	70.0	20.0
BBB+/Baa1/BBB+	65.0	15.0
A-/A3/A- or higher	60.0	15.0

(a)	If the Operating Partnership has debt ratings from two rating agencies, one of which is Standard & Poor’s Rating Services (“S&P”) or Moody’s Investors Service (“Moody’s”), the rates per the above table shall be based on the lower of such ratings. If the Operating Partnership has debt ratings from three rating agencies, one of which is S&P or Moody’s, the rates per the above table shall be based on the lower of the two highest ratings. If the Operating Partnership has debt ratings from only one agency, it will be considered to have no rating or less than BBB-/Baa3/BBB- per the above table.

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

Mortgages and Loans Payable:
The Operating Partnership has mortgages and loans payable which consist of various loans collateralized by certain of the Operating Partnership’s rental properties. Payments on mortgages and loans payable are generally due in monthly installments of principal and interest, or interest only.

Debt Strategy:
The Operating Partnership does not intend to reserve funds to retire the Operating Partnership’s senior unsecured notes or its mortgages and loans payable upon maturity. Instead, the Operating Partnership will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates. If it cannot raise sufficient proceeds to retire the maturing debt, the Operating Partnership may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility. As of March 31, 2004, the Operating Partnership had $30 million of outstanding borrowings under its $600 million unsecured revolving credit facility. The Operating Partnership is reviewing various refinancing options, including the purchase of its senior unsecured notes in privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt, preferred stock of the Corporation, and/or obtaining additional mortgage debt, some or all of which may be completed during 2004. The Operating Partnership anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Operating Partnership’s capital and liquidity needs both in the short and long-term. However, if these sources of funds are insufficient or unavailable, the Operating Partnership’s ability to make the expected distributions discussed below may be adversely affected.

Equity Financing and Registration Statements

Equity Activity:
The following table presents the changes in the Corporation’s issued and outstanding shares of Common Stock and the Operating Partnership’s common units and preferred units (as converted) since December 31, 2003:

	Common Stock	Common Units	Preferred Units, as Converted (a)	Total
Outstanding at December 31, 2003	59,420,484	7,795,498	6,205,425	73,421,407
Stock options exercised	883,992	--	--	883,992
Stock warrants exercised	86,768	--	--	86,768
Common units redeemed for Common Stock	6,000	(6,000)	--	--
Shares issued under Dividend Reinvestment
and Stock Purchase Plan	3,102	--	--	3,102
Restricted shares issued, net of cancellations	1,000	--	--	1,000

Outstanding at March 31, 2004	60,401,346	7,789,498	6,205,425	74,396,269

(a)	Assumes the conversion of 215,018 Series B preferred units into 6,205,425 common units.

Share Repurchase Program:
On September 13, 2000, the Board of Directors authorized an increase to the Corporation’s repurchase program under which the Corporation was permitted to purchase up to an additional $150.0 million of the Corporation’s outstanding common stock (“Repurchase Program”). From that date through its last purchases on January 10, 2003, the Corporation purchased and retired, under the Repurchase Program, 3.7 million shares of its outstanding common stock for an aggregate cost of approximately $104.5 million. Concurrent with these purchases, the Corporation sold to the Operating Partnership 3.7 million common units for an aggregate cost of approximately $104.5 million. The Corporation has a remaining authorization to repurchase up to an additional $45.5 million of its outstanding common stock, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

Shelf Registration Statements:
The Corporation has an effective shelf registration statement with the SEC for an aggregate amount of $2.0 billion in equity securities of the Corporation, under which no securities have been issued. The Corporation and Operating Partnership also have an effective shelf registration statement with the SEC for an aggregate of $2.0 billion in debt securities, preferred stock and preferred stock represented by depositary shares, under which the Corporation has issued $25 million of preferred stock and the Operating Partnership has issued an aggregate of $1.4 billion of senior unsecured notes.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt:
The debt of the Operating Partnership’s unconsolidated joint ventures aggregating $106.5 million is non-recourse to the Operating Partnership except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations. The Operating Partnership has posted an $8.0 million letter of credit in support of the Harborside South Pier joint venture, $4.0 million of which is indemnified by Hyatt.

The Operating Partnership’s off-balance sheet arrangements are further discussed in Note 4: “Investments in Unconsolidated Joint Ventures” to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Operating Partnership’s debt, PILOT agreements, and ground lease agreements (dollars in thousands):

		Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	6 - 10 years	After 10 years
Senior unsecured notes	$1,030,503	--	--	$298,835	$731,668	--
Revolving credit facility	30,000	--	$30,000	--	--	--
Mortgages and loans payable	499,266	$10,172	419,075	32,178	37,841	--
Payments in lieu of taxes (PILOT)	99,137	7,075	12,421	8,811	24,550	$46,280
Ground lease payments	23,513	578	1,725	1,112	2,654	17,444

Other Commitments and Contingencies

Development Activity:
On November 25, 2003, the Operating Partnership and affiliates of The Mills Corporation (“Mills”) entered into a joint venture to form Meadowlands Mills/Mack-Cali Limited Partnership (“Meadowlands Venture”) for the purpose of developing a $1.3 billion family entertainment and recreation complex with an office and hotel component to be built at the Meadowlands sports complex in East Rutherford, New Jersey (“Meadowlands Xanadu”). Meadowlands Xanadu’s approximately 4.76 million-square-foot complex is expected to feature a family entertainment destination comprising three themed zones: sports/recreation, children’s activities and fashion, in addition to four office buildings, aggregating approximately 1.8 million square feet, and a 520-room hotel.

On December 3, 2003, the Meadowlands Venture entered into a redevelopment agreement (the “Redevelopment Agreement”) with the New Jersey Sports and Exposition Authority (“NJSEA”) for the redevelopment of the area surrounding the Continental Airlines Arena in East Rutherford, New Jersey and the construction of the Meadowlands Xanadu project. The Redevelopment Agreement provides for a 75-year ground lease, which requires the joint venture to pay the NJSEA a $160.0 million development rights fee at the start of construction of the entertainment phase, when all permits and approvals are obtained, and the payment of fixed rent over the term. Fixed rent will be in the amount of $1,000 per year for the first 15 years, increasing to $7.5 million from the 16th to the 18th year, increasing to $8.4 million in the 19th year, increasing to $8.7 million in the 20th year, increasing to $9.0 million in the 21st year, then to $9.2 million in the 23rd to 26th year, with additional increases over the remainder of the term, as set forth in the ground lease. The ground lease also allows for the potential for participation rent payments by the venture, as described in the ground lease agreement.

The Operating Partnership and Mills own a 20 percent and 80 percent interest, respectively, in the Meadowlands Venture, subject to certain participation rights by The New York Giants. The joint venture agreement requires the Operating Partnership to make an equity contribution up to a maximum of $32.5 million. As part of the Redevelopment Agreement, Mills is required to contribute certain vacant land, known as the Empire Tract, to the State of New Jersey to be used as a wetlands mitigation bank, for which Mills has received subordinated capital credit in the venture of approximately $118.0 million. The joint venture agreement requires Mills to contribute the balance of the capital required to complete the entertainment phase, subject to certain limitations. The Operating Partnership will receive a nine percent preferred return on its equity investment, only after Mills receives a nine percent preferred return on its equity investment. Residual returns, subject to participation by other parties, will be in proportion to each partners’ respective percentage interest.

Mills will develop, lease and operate the entertainment phase of the Meadowlands Xanadu project. The joint venture agreement provides the Operating Partnership an option to cause the Meadowlands Venture to form component ventures for the future development of the office and hotel phases, for which the Operating Partnership will develop, lease and operate such phases. The Operating Partnership will own an 80 percent interest and Mills will own a 20 percent interest in such entities. The agreement provides for the first office or hotel component ventures to be formed no later than four years after the grand opening of the entertainment phase, and requires that all component ventures for the office and hotel phases be formed no later than 10 years from such date, but does not require that any or all components be developed. However, under the Meadowlands Venture agreement, Mills has the ability to accelerate such formation schedule, subject to certain conditions. Should the Operating Partnership fail to meet the time schedule described above for the formation of the component ventures, the Operating Partnership will forfeit its rights to cause the Meadowlands Venture to form additional component ventures. If this occurs, Mills will have the ability to develop the additional phases, subject to the Operating Partnership’s right to participate, or to cause the Meadowlands Venture to sell such components to a third party, subject to a sales price limitation of 95 percent of the value that would have been the amount necessary to form such component ventures.

Legal Proceedings:
On March 27, 2003, Hartz Mountain Industries, Inc. (“Hartz”) filed a lawsuit in the Superior Court of New Jersey, Law Division, for Bergen County, seeking to enjoin the New Jersey Sports & Exposition Authority (“NJSEA”) from entering into a contract with The Mills Corporation and the Operating Partnership for the redevelopment of the Continental Airlines Arena site. The case was dismissed by the trial court but Hartz appealed. Hartz also appealed the NJSEA’s final decision which denied Hartz’s bid protest on October 23, 2003. Westfield America, Inc., has also protested the NJSEA decision, and has appealed the NJSEA’s denial of its protest. In January 2004, Hartz and Westfield also appealed the NJSEA’s approval and execution of the final Redevelopment Agreement. Four citizens, Elliot Braha, Richard DeLauro, George Perry and Carol Coronato, have also filed lawsuits challenging the NJSEA award to Mills and the Operating Partnership. All of these cases are now pending and unresolved in the Superior Court of New Jersey, Appellate Division. The Operating Partnership believes that its proposal fully complied with applicable laws and the request for proposals, and plans to vigorously enforce its rights concerning this project. The Operating Partnership does not believe that the ultimate resolution of this matter will have a material adverse effect on the Operating Partnership’s financial condition taken as a whole.

On May 8, 2003, an adversary proceeding arising out of the bankruptcy of Broadband Office, Inc. (“BBO”) was commenced by BBO and the Official Committee of Unsecured Creditors of BBO (“Plaintiffs”) in the United States Bankruptcy Court for the District of Delaware. On August 25, 2003, the Plaintiffs filed an Amended Complaint. As amended, the Complaint names as defendants the Operating Partnership, the chief executive officer of the Corporation, and certain alleged affiliates of the Corporation (the “Mack-Cali Defendants”). Also named as defendants are seven other real estate investment trusts or partnerships (“REITs”) that invested in BBO and the eight individuals designated by the REITs to serve on the Board of Directors of BBO. Plaintiffs assert, among other things, that the Mack-Cali Defendants breached fiduciary duties to BBO, its minority shareholders (other than the REITs) and its creditors by approving a spin-off of BBO’s assets to a newly created entity, and approving the sale of BBO’s remaining assets to Yipes, Inc., both for allegedly inadequate consideration. Plaintiffs seek an unspecified amount of compensatory and punitive damages in connection with their fiduciary duty claims. In addition, Plaintiffs seek to avoid all payments and other transfers made to the Mack-Cali Defendants within one year of BBO’s bankruptcy filing under various provisions of the Bankruptcy Code, and to obtain “turnover” of certain property under Section 542(b) of the Code. On July 8, 2003, the district court withdrew the reference of this proceeding to the bankruptcy court, and the action is now pending in the United States District Court for the District of Delaware. The Mack-Cali Defendants have denied the claims asserted in the Amended Complaint, and believe they have substantial defenses to the claims asserted against them. The Operating Partnership does not believe that the ultimate resolution of this matter will have a material adverse effect on the Operating Partnership’s financial condition taken as a whole.

Inflation

The Operating Partnership’s leases with the majority of its tenants provide for recoveries and escalation charges based upon the tenant’s proportionate share of, and/or increases in, real estate taxes and certain operating costs, which reduce the Operating Partnership’s exposure to increases in operating costs resulting from inflation.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

The Operating Partnership considers portions of the information presented herein to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. The Operating Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Such forward-looking statements relate to, without limitation, the Operating Partnership’s future economic performance, plans and objectives for future operations and projections of revenue and other financial items. Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “continue” or comparable terminology. Forward-looking statements are inherently subject to risks and uncertainties, many of which the Operating Partnership cannot predict with accuracy and some of which the Operating Partnership might not even anticipate. Although the Operating Partnership believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, it can give no assurance that its expectations will be achieved. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Among the factors about which the Operating Partnership has made assumptions are changes in the general economic climate; conditions, including those affecting industries in which the Operating Partnership’s principal tenants compete; any failure of the general economy to recover from the current economic downturn; the extent of any tenant bankruptcies; the Operating Partnership’s ability to lease or re-lease space at current or anticipated rents; changes in the supply of and demand for office, office/flex and industrial/warehouse properties; changes in interest rate levels; changes in operating costs; the Operating Partnership’s ability to obtain adequate insurance, including coverage for terrorist acts; the availability of financing; and other risks associated with the development and acquisition of properties, including risks that the development may not be completed on schedule, that the tenants will not take occupancy or pay rent, or that development or operating costs may be greater than anticipated. For further information on factors which could impact the Operating Partnership and the statements contained herein, see the “Risk Factors” section. The Operating Partnership assumes no obligation to update and supplement forward-looking statements that become untrue because of subsequent events.

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

Approximately $1.5 billion of the Operating Partnership’s long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rates on the variable rate debt as of March 31, 2004 was LIBOR plus 65 to 70 basis points.

March 31, 2004 Debt including current portion	4/1/04 - 12/31/04	2005	2006	2007	2008	Thereafter	Total	Fair Value
Fixed Rate	$15,049	$259,763	$144,834	$9,439	$66	$1,068,440	$1,497,591	$1,655,083
Average Interest Rate	8.52%	7.13%	7.36%	6.96%	5.96%	6.71%	6.91%

Variable Rate		$30,000				$32,178	$62,178	$62,178

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

MACK-CALI REALTY, L.P.

Part II – Other Information

Item 1.    Legal Proceedings

On March 27, 2003, Hartz Mountain Industries, Inc. (“Hartz”) filed a lawsuit in the Superior Court of New Jersey, Law Division, for Bergen County, seeking to enjoin the New Jersey Sports & Exposition Authority (“NJSEA”) from entering into a contract with The Mills Corporation (“Mills”) and the Operating Partnership for the redevelopment of the Continental Airlines Arena site. The case was dismissed by the trial court but Hartz appealed. Hartz also appealed the NJSEA’s final decision which denied Hartz’s bid protest on October 23, 2003. Westfield America, Inc., has also protested the NJSEA decision, and has appealed the NJSEA’s denial of its protest. In January 2004, Hartz and Westfield also appealed the NJSEA’s approval and execution of the final Redevelopment Agreement. Four citizens, Elliot Braha, Richard DeLauro, George Perry and Carol Coronato, have also filed lawsuits challenging the NJSEA award to Mills and the Operating Partnership. All of these cases are now pending and unresolved in the Superior Court of New Jersey, Appellate Division. The Operating Partnership believes that its proposal fully complied with applicable laws and the request for proposals, and plans to vigorously enforce its rights concerning this project. The Operating Partnership does not believe that the ultimate resolution of this matter will have a material adverse effect on the Operating Partnership’s financial condition taken as a whole.

On May 8, 2003, an adversary proceeding arising out of the bankruptcy of Broadband Office, Inc. (“BBO”) was commenced by BBO and the Official Committee of Unsecured Creditors of BBO (“Plaintiffs”) in the United States Bankruptcy Court for the District of Delaware. On August 25, 2003, the Plaintiffs filed an Amended Complaint. As amended, the Complaint names as defendants the Operating Partnership, the chief executive officer of the Corporation, and certain alleged affiliates of the Corporation (the “Mack-Cali Defendants”). Also named as defendants are seven other real estate investment trusts or partnerships (“REITs”) that invested in BBO and the eight individuals designated by the REITs to serve on the Board of Directors of BBO. Plaintiffs assert, among other things, that the Mack-Cali Defendants breached fiduciary duties to BBO, its minority shareholders (other than the REITs) and its creditors by approving a spin-off of BBO’s assets to a newly created entity, and approving the sale of BBO’s remaining assets to Yipes, Inc., both for allegedly inadequate consideration. Plaintiffs seek an unspecified amount of compensatory and punitive damages in connection with their fiduciary duty claims. In addition, Plaintiffs seek to avoid all payments and other transfers made to the Mack-Cali Defendants within one year of BBO’s bankruptcy filing under various provisions of the Bankruptcy Code, and to obtain “turnover” of certain property under Section 542(b) of the Code. On July 8, 2003, the district court withdrew the reference of this proceeding to the bankruptcy court, and the action is now pending in the United States District Court for the District of Delaware. The Mack-Cali Defendants have denied the claims asserted in the Amended Complaint, and believe they have substantial defenses to the claims asserted against them. The Operating Partnership does not believe that the ultimate resolution of this matter will have a material adverse effect on the Operating Partnership’s financial condition taken as a whole.

There are no other material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Operating Partnership is a party or to which any of the Properties is subject.

MACK-CALI REALTY, L.P.

Part II – Other Information (continued)

Item 2.       Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)               Not Applicable.

(b)               Not Applicable.

(c)               WARRANTS

During the three months ended March 31, 2004, the Corporation issued an aggregate of 149,250 shares of common stock to the holders of stock warrants (the “Warrants”) upon the exercise of such Warrants in private offerings pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), which amount includes 62,482 shares of common stock issued in connection with the exercise of Warrants during the quarter which did not settle until after the close of the quarter. Each of the holders of the Warrants was an executive officer of the Corporation and an accredited investor under Rule 501 of the Securities Act. The shares that were acquired upon exercise of the Warrants were immediately publicly resold by the holders of the Warrants. The Corporation has registered the resale of such shares under the Securities Act. The Warrants were exercisable for an equal number of shares of common stock at an exercise price of $33.00 per share. The exercise of 149,250 Warrants during the three months ended March 31, 2004, together with the prior exercise of 443,226 Warrants (also issued to executive officers in similar private offerings pursuant to Section 4(2) of the Securities Act) and the lapse of 50,000 Warrants during the year ended December 31, 2003, constitute all of the Corporation’s Warrants issued and remaining outstanding during such periods, and as of March 31, 2004, none of the Corporation’s Warrants remained outstanding.

COMMON UNITS

During the three months ended March 31, 2004, the Corporation issued 6,000 shares of common stock to holders of common units in the Operating Partnership upon the redemption of such common units in private offerings pursuant to Section 4(2) of the Securities Act. Each of the holders of the common units was a limited partner of the Operating Partnership and an accredited investor under Rule 501 of the Securities Act. The common units were converted into an equal number of shares of common stock. The Corporation has registered the resale of such shares under the Securities Act. During the year ended December 31, 2003, the Corporation issued 43,590 shares of common stock to common unitholders of the Operating Partnership under similar circumstances.

(d)               Not Applicable.

(e)               None.

Item 3.       Defaults Upon Senior Securities

                   Not Applicable.

Item 4.       Submission of Matters to a Vote of Security Holders

                   Not Applicable.

Item 5.       Other Information

                   Not Applicable.

MACK-CALI REALTY, L.P.

Part II – Other Information (continued)

Item 6.       Exhibits and Reports on Form 8-K

(a)               Exhibits

                    The exhibits required by this item are set forth on the Exhibit Index attached hereto.

(b)               Reports on Form 8-K

                    During the first quarter of 2004, the Operating Partnership filed or furnished the following reports on Form 8-K:

(1)	Report on Form 8-K dated February 9, 2004 filing under Items 5 and 7 certain information relating to the issuance of $100,000,000 of the Operating Partnership's 5.125% Notes Due 2014; and

(2)	Report on Form 8-K dated March 22, 2004 filing under Items 5 and 7 certain information relating to the issuance of an additional $100,000,000 of the Operating Partnership's 5.125% Notes Due 2014.

MACK-CALI REALTY, L.P.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mack-Cali Realty, L.P. (Registrant) By: Mack-Cali Realty Corporation its General Partner

Date: May 6, 2004	By: /s/ Mitchell E. Hersh —————————————— Mitchell E. Hersh Chief Executive Officer

Date: May 6, 2004	By: /s/ Barry Lefkowitz —————————————— Barry Lefkowitz Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number 3.1	Exhibit Title

Restated Charter of Mack-Cali Realty Corporation dated June 11, 2001 (filed as Exhibit 3.1 to the Operating Partnership's Form 10-Q dated June 30, 2001 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Mack-Cali Realty Corporation dated June 10, 1999 (filed as Exhibit 3.2 to the Corporation's Form 8-K dated June 10, 1999 and incorporated herein by reference).

3.3	Amendment No. 1 to the Amended and Restated Bylaws of Mack-Cali Realty Corporation dated March 4, 2003, (filed as Exhibit 3.3 to the Operating Partnership's Form 10-Q dated March 31, 2003 and incorporated herein by reference).

3.4	Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. dated December 11, 1997 (filed as Exhibit 10.110 to the Corporation's Form 8-K dated December 11, 1997 and incorporated herein by reference).

3.5	Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. dated August 21, 1998 (filed as Exhibit 3.1 to the Corporation's and the Operating Partnership's Registration Statement on Form S-3, Registration No. 333-57103, and incorporated herein by reference).

3.6	Second Amendment to the Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. dated July 6, 1999 (filed as Exhibit 10.1 to the Operating Partnership's Form 8-K dated July 6, 1999 and incorporated herein by reference).

3.7	Third Amendment to the Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. dated September 30, 2003 (filed as Exhibit 3.7 to the Operating Partnership's Form 10-Q dated September 30, 2003 and incorporated herein by reference).

3.8	Certificate of Designation of Series B Preferred Operating Partnership Units of Limited Partnership Interest of Mack-Cali Realty, L.P. (filed as Exhibit 10.101 to the Corporation's Form 8-K dated December 11, 1997 and incorporated herein by reference).

3.9	Articles Supplementary for the 8% Series C Cumulative Redeemable Perpetual Preferred Stock dated March 11, 2003 (filed as Exhibit 3.1 to the Corporation's Form 8-K dated March 14, 2003 and incorporated herein by reference).

3.10	Certificate of Designation for the 8% Series C Cumulative Redeemable Perpetual Preferred Operating Partnership Units dated March 14, 2003 (filed as Exhibit 3.2 to the Operating Partnership's Form 8-K dated March 14, 2003 and incorporated herein by reference).

4.1	Amended and Restated Shareholder Rights Agreement, dated as of March 7, 2000, between Mack-Cali Realty Corporation and EquiServe Trust Company, N.A., as Rights Agent (filed as Exhibit 4.1 to the Operating Partnership's Form 8-K dated March 7, 2000 and incorporated herein by reference).

Exhibit Number 4.2	Exhibit Title

Amendment No. 1 to the Amended and Restated Shareholder Rights Agreement, dated as of June 27, 2000, by and among Mack-Cali Realty Corporation and EquiServe Trust Company, N.A. (filed as Exhibit 4.1 to the Operating Partnership's Form 8-K dated June 27, 2000 and incorporated herein by reference).

4.3	Indenture dated as of March 16, 1999, by and among Mack-Cali Realty, L.P., as issuer, Mack-Cali Realty Corporation, as guarantor, and Wilmington Trust Company, as trustee (filed as Exhibit 4.1 to the Operating Partnership's Form 8-K dated March 16, 1999 and incorporated herein by reference).

4.4	Supplemental Indenture No. 1 dated as of March 16, 1999, by and among Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Operating Partnership's Form 8-K dated March 16, 1999 and incorporated herein by reference).

4.5	Supplemental Indenture No. 2 dated as of August 2, 1999, by and among Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.4 to the Operating Partnership's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

4.6	Supplemental Indenture No. 3 dated as of December 21, 2000, by and among Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Operating Partnership's Form 8-K dated December 21, 2000 and incorporated herein by reference).

4.7	Supplemental Indenture No. 4 dated as of January 29, 2001, by and among Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Operating Partnership's Form 8-K dated January 29, 2001 and incorporated herein by reference).

4.8	Supplemental Indenture No. 5 dated as of December 20, 2002, by and between Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Operating Partnership's Form 8-K dated December 20, 2002 and incorporated herein by reference).

4.9	Supplemental Indenture No. 6 dated as of March 14, 2003, by and between Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Operating Partnership's Form 8-K dated March 14, 2003 and incorporated herein by reference).

4.10	Supplemental Indenture No. 7 dated as of June 12, 2003, by and between Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Operating Partnership's Form 8-K dated June 12, 2003 and incorporated herein by reference).

4.11	Supplemental Indenture No. 8 dated as of February 9, 2004, by and between Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Operating Partnership's Form 8-K dated February 9, 2004 and incorporated herein by reference).

4.12	Supplemental Indenture No. 9 dated as of March 22, 2004, by and between Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Operating Partnership's Form 8-K dated March 22, 2004 and incorporated herein by reference).

Exhibit Number 4.13	Exhibit Title

Deposit Agreement dated March 14, 2003 by and among Mack-Cali Realty Corporation, EquiServe Trust Company, N.A., and the holders from time to time of the Depositary Receipts described therein (filed as Exhibit 4.1 to the Corporation's Form 8-K dated March 14, 2003 and incorporated herein by reference).

10.1	Amended and Restated Employment Agreement dated as of July 1, 1999 between Mitchell E. Hersh and Mack-Cali Realty Corporation (filed as Exhibit 10.2 to the Operating Partnership's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

10.2	Second Amended and Restated Employment Agreement dated as of July 1, 1999 between Timothy M. Jones and Mack-Cali Realty Corporation (filed as Exhibit 10.3 to the Operating Partnership's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

10.3	Second Amended and Restated Employment Agreement dated as of July 1, 1999 between Barry Lefkowitz and Mack-Cali Realty Corporation (filed as Exhibit 10.6 to the Operating Partnership's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

10.4	Second Amended and Restated Employment Agreement dated as of July 1, 1999 between Roger W. Thomas and Mack-Cali Realty Corporation (filed as Exhibit 10.7 to the Operating Partnership's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

10.5	Employment Agreement dated as of December 5, 2000 between Michael Grossman and Mack-Cali Realty Corporation (filed as Exhibit 10.5 to the Operating Partnership's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.6	Restricted Share Award Agreement dated as of July 1, 1999 between Mitchell E. Hersh and Mack-Cali Realty Corporation (filed as Exhibit 10.8 to the Operating Partnership's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

10.7	Restricted Share Award Agreement dated as of July 1, 1999 between Timothy M. Jones and Mack-Cali Realty Corporation (filed as Exhibit 10.9 to the Operating Partnership's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

10.8	Restricted Share Award Agreement dated as of July 1, 1999 between Barry Lefkowitz and Mack-Cali Realty Corporation (filed as Exhibit 10.12 to the Operating Partnership's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

10.9	Restricted Share Award Agreement dated as of July 1, 1999 between Roger W. Thomas and Mack-Cali Realty Corporation (filed as Exhibit 10.13 to the Operating Partnership's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

10.10	Restricted Share Award Agreement dated as of March 12, 2001 between Roger W. Thomas and Mack-Cali Realty Corporation (filed as Exhibit 10.10 to the Operating Partnership's Form 10-Q dated March 31, 2001 and incorporated herein by reference).

10.11	Restricted Share Award Agreement dated as of March 12, 2001 between Michael Grossman and Mack-Cali Realty Corporation (filed as Exhibit 10.11 to the Operating Partnership's Form 10-Q dated March 31, 2001 and incorporated herein by reference).

Exhibit Number 10.12	Exhibit Title

Restricted Share Award Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.1 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.13	Tax Gross Up Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.2 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.14	First Amendment effective as of January 2, 2003 to the Restricted Share Award Agreement dated July 1, 1999 between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.3 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.15	Restricted Share Award Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Timothy M. Jones (filed as Exhibit 10.4 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.16	Tax Gross Up Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Timothy M. Jones (filed as Exhibit 10.5 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.17	First Amendment effective as of January 2, 2003 to the Restricted Share Award Agreement dated July 1, 1999 between Mack-Cali Realty Corporation and Timothy M. Jones (filed as Exhibit 10.6 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.18	Restricted Share Award Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.7 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.19	Tax Gross Up Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.8 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.20	First Amendment effective as of January 2, 2003 to the Restricted Share Award Agreement dated July 1, 1999 between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.9 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.21	Restricted Share Award Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.10 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.22	Tax Gross Up Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.11 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.23	First Amendment effective as of January 2, 2003 to the Restricted Share Award Agreement dated July 1, 1999 between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.12 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).

Exhibit Number 10.24	Exhibit Title

First Amendment effective as of January 2, 2003 to the Restricted Share Award Agreement dated March 12, 2001 between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.13 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.25	Restricted Share Award Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Michael A. Grossman (filed as Exhibit 10.14 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.26	Tax Gross Up Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Michael A. Grossman (filed as Exhibit 10.15 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.27	Restricted Share Award Agreement dated December 6, 1999 by and between Mack-Cali Realty Corporation and Michael A. Grossman (filed as Exhibit 10.16 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.28	First Amendment effective as of January 2, 2003 to the Restricted Share Award Agreement dated December 6, 1999 between Mack-Cali Realty Corporation and Michael A. Grossman (filed as Exhibit 10.17 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.29	First Amendment effective as of January 2, 2003 to the Restricted Share Award Agreement dated March 12, 2001 between Mack-Cali Realty Corporation and Michael A. Grossman (filed as Exhibit 10.18 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.30	Restricted Share Award Agreement effective as of December 2, 2003 by and between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.1 to the Corporation's Form 8-K dated December 2, 2003 and incorporated herein by reference).

10.31	Tax Gross Up Agreement effective as of December 2, 2003 by and between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.2 to the Corporation's Form 8-K dated December 2, 2003 and incorporated herein by reference).

10.32	Restricted Share Award Agreement effective as of December 2, 2003 by and between Mack-Cali Realty Corporation and Timothy M. Jones (filed as Exhibit 10.3 to the Corporation's Form 8-K dated December 2, 2003 and incorporated herein by reference).

10.33	Tax Gross Up Agreement effective as of December 2, 2003 by and between Mack-Cali Realty Corporation and Timothy M. Jones (filed as Exhibit 10.4 to the Corporation's Form 8-K dated December 2, 2003 and incorporated herein by reference).

10.34	Restricted Share Award Agreement effective as of December 2, 2003 by and between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.5 to the Corporation's Form 8-K dated December 2, 2003 and incorporated herein by reference).

10.35	Tax Gross Up Agreement effective as of December 2, 2003 by and between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.6 to the Corporation's Form 8-K dated December 2, 2003 and incorporated herein by reference).

10.36	Restricted Share Award Agreement effective as of December 2, 2003 by and between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.7 to the Corporation's Form 8-K dated December 2, 2003 and incorporated herein by reference).

Exhibit Number 10.37	Exhibit Title

Tax Gross Up Agreement effective as of December 2, 2003 by and between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.8 to the Corporation's Form 8-K dated December 2, 2003 and incorporated herein by reference).

10.38	Restricted Share Award Agreement effective as of December 2, 2003 by and between Mack-Cali Realty Corporation and Michael Grossman (filed as Exhibit 10.9 to the Corporation's Form 8-K dated December 2, 2003 and incorporated herein by reference).

10.39	Tax Gross Up Agreement effective as of December 2, 2003 by and between Mack-Cali Realty Corporation and Michael Grossman (filed as Exhibit 10.10 to the Corporation's Form 8-K dated December 2, 2003 and incorporated herein by reference).

10.40	Amended and Restated Revolving Credit Agreement dated as of September 27, 2002, among Mack-Cali Realty, L.P. and JPMorgan Chase Bank, Fleet National Bank and Other Lenders Which May Become Parties Thereto with JPMorgan Chase Bank, as administrative agent, swing lender and fronting bank, Fleet National Bank and Commerzbank AG, New York and Grand Cayman branches as syndication agents, Bank of America, N.A. and Wells Fargo Bank, National Association, as documentation agents, and J.P. Morgan Securities Inc. and Fleet Securities, Inc, as arrangers (filed as Exhibit 10.1 to the Operating Partnership's Form 8-K dated September 27, 2002 and incorporated herein by reference).

10.41	Contribution and Exchange Agreement among The MK Contributors, The MK Entities, The Patriot Contributors, The Patriot Entities, Patriot American Management and Leasing Corp., Cali Realty, L.P. and Cali Realty Corporation, dated September 18, 1997 (filed as Exhibit 10.98 to the Corporation's Form 8-K dated September 19, 1997 and incorporated herein by reference).

10.42	First Amendment to Contribution and Exchange Agreement, dated as of December 11, 1997, by and among the Operating Partnership, the Corporation and the Mack Group (filed as Exhibit 10.99 to the Corporation's Form 8-K dated December 11, 1997 and incorporated herein by reference).

10.43	Employee Stock Option Plan of Mack-Cali Realty Corporation (filed as Exhibit 10.1 to the Corporation's Post-Effective Amendment No. 1 to Form S-8, Registration No. 333-44443, and incorporated herein by reference).

10.44	Director Stock Option Plan of Mack-Cali Realty Corporation (filed as Exhibit 10.2 to the Corporation's Post-Effective Amendment No. 1 to Form S-8, Registration No. 333-44443, and incorporated herein by reference).

10.45	2000 Employee Stock Option Plan (filed as Exhibit 10.1 to the Corporation's Registration Statement on Form S-8, Registration No. 333-52478, and incorporated herein by reference), as amended by the First Amendment to the 2000 Employee Stock Option Plan (filed as Exhibit 10.17 to the Corporation's Form 10-Q dated June 30, 2002 and incorporated herein by reference).

10.46	Amended and Restated 2000 Director Stock Option Plan (filed as Exhibit 10.2 to the Corporation's Post-Effective Amendment No. 1 to Registration Statement on Form S-8, Registration No. 333-100244, and incorporated herein by reference).

Exhibit Number 10.47	Exhibit Title Deferred Compensation Plan for Directors (filed as Exhibit 10.1 to the Corporation's Registration Statement on Form S-8, Registration No. 333-80081, and incorporated herein by reference).

10.48	Form of Indemnification Agreement dated October 22, 2002 by and between Mack-Cali Realty Corporation and each of William L. Mack, John J. Cali, Mitchell E. Hersh, Earle I. Mack, John R. Cali, Brendan T. Byrne, Martin D. Gruss, Nathan Gantcher, Vincent Tese, Roy J. Zuckerberg, Alan G. Philibosian, Irvin D. Reid, Robert F. Weinberg, Timothy M. Jones, Barry Lefkowitz, Roger W. Thomas, Michael A. Grossman, James Clabby, Anthony Krug, Dean Cingolani, Anthony DeCaro Jr., Mark Durno, William Fitzpatrick, John Kropke, Nicholas Mitarotonda, Jr., Michael Nevins, Virginia Sobol, Albert Spring and Daniel Wagner (filed as Exhibit 10.28 to the Operating Partnership's Form 10-Q dated September 30, 2002 and incorporated herein by reference).

10.49	Indemnification Agreement dated October 22, 2002 by and between Mack-Cali Realty Corporation and John Crandall (filed as Exhibit 10.29 to the Operating Partnership's Form 10-Q dated September 30, 2002 and incorporated herein by reference).

10.50	Second Amendment to Contribution and Exchange Agreement, dated as of June 27, 2000, between RMC Development Company, LLC f/k/a Robert Martin Company, LLC, Robert Martin Eastview North Company, L.P., the Corporation and the Operating Partnership (filed as Exhibit 10.44 to the Operating Partnership's Form 10-K dated December 31, 2002 and incorporated herein by reference.)

10.51	Limited Partnership Agreement of Meadowlands Mills/Mack-Cali Limited Partnership by and between Meadowlands Mills Limited Partnership, Mack-Cali Meadowlands Entertainment L.L.C. and Mack-Cali Meadowlands Special L.L.C. dated November 25, 2003 (filed as Exhibit 10.1 to the Corporation's Form 8-K dated December 3, 2003 and incorporated herein by reference).

10.52	Redevelopment Agreement by and between the New Jersey Sports and Exposition Authority and Meadowlands Mills/Mack-Cali Limited Partnership dated December 3, 2003 (filed as Exhibit 10.2 to the Corporation's Form 8-K dated December 3, 2003 and incorporated herein by reference).

31.1*	Certification of the Corporation's Chief Executive Officer, Mitchell E. Hersh, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Corporation's Chief Financial Officer, Barry Lefkowitz, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Corporation's Chief Executive Officer, Mitchell E. Hersh, and the Corporation's Chief Financial Officer, Barry Lefkowitz, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*filed herewith