Form 10-Q
period 2004-06-30
MACK CALI REALTY L P
filed 2004-08-06
CIK 1067063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 2004

OR

[  ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from...................................to................................................
Commission file number:   333-57103

Mack-Cali Realty, L.P.
(Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	22-3315804 (I.R.S. Employer Identification Number)

11 Commerce Drive, Cranford, New Jersey (Address of principal executive office)	07016-3501 (Zip Code)

(908) 272-8000
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES X    NO

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES X    NO

MACK-CALI REALTY, L.P.

FORM 10-Q

INDEX

Part I	Financial Information	Page

Item 1.	Financial Statements:

	Consolidated Balance Sheets as of June 30, 2004
	and December 31, 2003	4

	Consolidated Statements of Operations for the three and six month
	periods ended June 30, 2004 and 2003	5

	Consolidated Statement of Changes in Partners' Capital
	for the six months ended June 30, 2004	6

	Consolidated Statement of Cash Flows for the six months
	ended June 30, 2004 and 2003	7

	Notes to Consolidated Financial Statements	8-37

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	38-55

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	56

Item 4.	Controls and Procedures	56

Part II	Other Information

Item 1.	Legal Proceedings	57

Item 2.	Changes in Securities, Use of Proceeds and
	Issuer Purchases of Equity Securities	58

Item 3.	Defaults Upon Senior Securities	58

Item 4.	Submission of Matters to a Vote of Security Holders	58

Item 5.	Other Information	58

Item 6.	Exhibits and Reports on Form 8-K	59

Signatures		60

MACK-CALI REALTY, L.P.

Part I – Financial Information

Item 1.        Financial Statements

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

The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts)

ASSETS	June 30, 2004 (unaudited)	December 31, 2003

Rental property
Land and leasehold interests	$588,228	$552,287
Buildings and improvements	3,252,593	3,176,236
Tenant improvements	239,625	218,493
Furniture, fixtures and equipment	7,584	7,616

	4,088,030	3,954,632
Less - accumulated depreciation and amortization	(594,402)	(546,007)

	3,493,628	3,408,625
Rental property held for sale, net	32,929	--

Net investment in rental property	3,526,557	3,408,625
Cash and cash equivalents	7,933	78,375
Investments in unconsolidated joint ventures	53,242	48,624
Unbilled rents receivable, net	80,582	74,608
Deferred charges and other assets, net	141,538	126,791
Restricted cash	7,840	8,089
Accounts receivable, net of allowance for doubtful accounts
of $1,820 and $1,392	3,159	4,458

Total assets	$3,820,851	$3,749,570

LIABILITIES AND PARTNERS' CAPITAL

Senior unsecured notes	$1,030,702	$1,127,859
Revolving credit facilities	98,975	--
Mortgages, loans payable and other obligations	564,823	500,725
Distributions payable	47,501	46,873
Accounts payable, accrued expenses and other liabilities	43,269	41,423
Rents received in advance and security deposits	41,051	40,099
Accrued interest payable	22,581	23,004

Total liabilities	1,848,902	1,779,983

Commitments and contingencies
Partners' capital:
General Partner, 10,000 and 10,000 preferred units outstanding	24,836	24,836
Limited partners, 215,018 and 215,018 preferred units outstanding	220,547	220,547
General Partner 60,606,453 and 59,420,484 common units outstanding	1,523,547	1,516,652
Limited partners, 7,788,748 and 7,795,498 common units outstanding	203,019	207,552

Total partners' capital	1,971,949	1,969,587

Total liabilities and partners' capital	$3,820,851	$3,749,570

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
REVENUES	2004	2003	2004	2003
Base rents	$128,197	$125,201	$253,152	$248,395
Escalations and recoveries from tenants	16,036	13,915	31,571	29,382
Parking and other	2,492	3,247	5,965	9,070

Total revenues	146,725	142,363	290,688	286,847

EXPENSES

Real estate taxes	16,839	15,652	33,433	31,094
Utilities	9,775	9,133	20,954	19,618
Operating services	19,504	17,102	37,131	36,573
General and administrative	8,689	6,874	15,096	13,605
Depreciation and amortization	32,651	28,691	63,337	57,295
Interest expense	26,671	28,722	55,867	58,233
Interest income	(220)	(265)	(940)	(591)
Loss on early retirement of debt, net	--	970	--	2,372

Total expenses	113,909	106,879	224,878	218,199

Income from continuing operations before equity
in earnings of unconsolidated joint ventures	32,816	35,484	65,810	68,648
Equity in earnings of unconsolidated joint ventures	1,090	6,819	1,267	9,199
Gain on sale of investment in unconsolidated
joint ventures	--	--	720	--

Income from continuing operations	33,906	42,303	67,797	77,847
Discontinued operations:
Income from discontinued operations	143	428	414	1,559
Realized gains (unrealized losses)
on disposition of rental property, net	(11,856)	--	(11,856)	1,324

Total discontinued operations, net	(11,713)	428	(11,442)	2,883

Net income	22,193	42,731	56,355	80,730
Preferred unit distributions	(4,409)	(4,589)	(8,818)	(8,514)

Net income available to common unitholders	$17,784	$38,142	$47,537	$72,216

Basic earnings per common unit:
Income from continuing operations	$0.43	$0.58	$0.87	$1.06
Discontinued operations	(0.17)	--	(0.17)	0.05

Net income available to common unitholders	$0.26	$0.58	$0.70	$1.11

Diluted earnings per common unit:
Income from continuing operations	$0.43	$0.58	$0.86	$1.06
Discontinued operations	(0.17)	--	(0.17)	0.04

Net income available to common unitholders	$0.26	$0.58	$0.69	$1.10

Dividends declared per common unit	$0.63	$0.63	$1.26	$1.26

Basic weighted average units outstanding	68,177	65,331	67,886	65,186

Diluted weighted average units outstanding	68,645	65,761	68,466	65,454

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
For the Six Months Ended June 30, 2004 (in thousands) (unaudited)

	General Partner Preferred Units	Limited Partners Preferred Units	General Partner Common Units	Limited Partners Common Units	General Partner Preferred Unitholders	Limited Partners Preferred Unitholders	General Partner Common Unitholders	Limited Partners Common Unitholders	Total
Balance at January 1, 2004	10	215	59,420	7,795	$24,836	$220,547	$1,516,652	$207,552	$1,969,587
Net income	--	--	--	--	1,000	7,818	42,076	5,461	56,355
Distributions	--	--	--	--	(1,000)	(7,818)	(76,320)	(9,814)	(94,952)
Redemption of limited
partner common units for
shares of common stock	--	--	6	(6)	--	--	180	(180)	--
Units issued under
Dividend Reinvestment and
Stock Repurchase Plan	--	--	8	--	--	--	273	--	273
Contributions - proceeds
from stock
options exercised	--	--	1,041	--	--	--	33,287	--	33,287
Contributions - proceeds
from Stock Warrants
exercised	--	--	149	--	--	--	4,925	--	4,925
Stock options expense	--	--	--	--	--	--	334	--	334
Deferred compensation
plan for directors	--	--	--	--	--	--	130	--	130
Issuance of Restricted
Stock Awards	--	--	2	--	--	--	--	--	--
Amortization of stock
compensation	--	--	--	--	--	--	2,010	--	2,010
Cancellation of
Restricted Stock Awards	--	--	(19)	--	--	--	--	--	--

Balance at June 30, 2004	10	215	60,607	7,789	$24,836	$220,547	$1,523,547	$203,019	$1,971,949

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2004	2003
Net income	$56,355	$80,730
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	63,337	57,295
Depreciation and amortization on discontinued operations	872	1,314
Stock options expense	334	88
Amortization of stock compensation	2,010	915
Amortization of deferred financing costs and debt discount	2,049	2,485
Write-off of unamortized interest rate contract	--	1,540
Discount on early retirement of debt	--	(2,008)
Equity in earnings of unconsolidated joint venture), net	(1,267)	(9,199)
Gain on sale of investment in unconsolidated joint venture	(720)	--
Realized gain (unrealized losses) on disposition of rental property	11,856	(1,324)
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(5,974)	(5,558)
Increase in deferred charges and other assets, net	(24,853)	(10,503)
Decrease in accounts receivable, net	1,299	3,005
Increase (decrease) in accounts payable, accrued expenses and other	1,846	(2,254)
liabilities
Increase (decrease) in rents received in advance and security deposits	952	(4,496)
Decrease in accrued interest payable	(423)	(2)

Net cash provided by operating activities	$107,673	$112,028

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to rental property	$(95,958)	$(44,202)
Repayment of mortgage note receivable	850	2,362
Investment in unconsolidated joint ventures	(15,806)	(6,201)
Distributions from unconsolidated joint ventures	12,455	13,596
Proceeds from sales of rental property	720	5,469
Funding of note receivable	(9,665)	--
Increase (decrease) in restricted cash	249	(338)

Net cash used in investing activities	$(107,155)	$(29,314)

CASH FLOW FROM FINANCING ACTIVITIES

Proceeds from senior unsecured notes	$202,363	$124,714
Proceeds from revolving credit facility	310,475	196,500
Repayment of senior unsecured notes	(300,000)	(95,284)
Repayment of revolving credit facility	(211,500)	(174,500)
Repayment of mortgages, loans payable and other obligations	(14,126)	(74,202)
Net proceeds from preferred stock issuance	--	24,836
Repurchase of common units	--	(1,030)
Payment of financing costs	(2,058)	(570)
Proceeds from stock options exercised	33,287	13,483
Proceeds from stock warrants exercised	4,925	973
Payment of distributions	(94,326)	(90,216)

Net cash used in financing activities	$(70,960)	$(75,296)

Net (decrease) increase in cash and cash equivalents	$(70,442)	$7,418
Cash and cash equivalents, beginning of period	78,375	1,167

Cash and cash equivalents, end of period	$7,933	$8,585

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share/unit amounts)

1.     ORGANIZATION AND BASIS OF PRESENTATION

Mack-Cali Realty, L.P., a Delaware limited partnership, together with its subsidiaries (the “Operating Partnership”), was formed on May 31, 1994 to conduct the business of leasing, management, acquisition, development, construction and tenant-related services for its sole general partner, Mack-Cali Realty Corporation and its subsidiaries (the “Corporation” or “General Partner”). The Operating Partnership, through its operating divisions and subsidiaries, including the Mack-Cali property-owning partnerships and limited liability companies (collectively, the “Property Partnerships”), as described below, is the entity through which all of the General Partner’s operations are conducted.

The General Partner is a fully integrated, self-administered, self-managed real estate investment trust (“REIT”). The General Partner controls the Operating Partnership as its sole general partner, and owned an 88.6 percent and 88.4 percent common unit interest in the Operating Partnership as of June 30, 2004 and December 31, 2003, respectively.

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

As of June 30, 2004, the Operating Partnership owned or had interests in 270 properties plus developable land (collectively, the “Properties”). The Properties aggregate approximately 30.0 million square feet, which are comprised of 161 office buildings and 97 office/flex buildings, totaling approximately 29.5 million square feet (which include four office buildings and one office/flex building aggregating 1.2 million square feet owned by unconsolidated joint ventures in which the Operating Partnership has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, three retail properties totaling approximately 118,040 square feet (which includes a mixed-use retail property totaling approximately 100,740 square feet owned by an unconsolidated joint venture in which the Operating Partnership has an investment interest), one hotel (which is owned by an unconsolidated joint venture in which the Operating Partnership has an investment interest) and two parcels of land leased to others. The Properties are located in nine states, primarily in the Northeast, plus the District of Columbia.

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

2.     SIGNIFICANT ACCOUNTING POLICIES

Rental Property
Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Included in total rental property is construction and development in-progress of $99,417 and $84,105 (including land of $51,190 and $49,045) as of June 30, 2004 and December 31, 2003, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

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

Upon acquisition of rental property, the Operating Partnership estimates the fair value of acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities, generally consisting of the fair value of (i) above and below market leases, (ii) in-place leases and (iii) tenant relationships. The Operating Partnership allocates the purchase price to the assets acquired and liabilities assumed based on their relative fair values. In estimating the fair value of the tangible and intangible assets acquired, the Operating Partnership considers information obtained about each property as a result of its due diligence and marketing and leasing activities, and utilizes various valuation methods, such as estimated cash flow projections utilizing appropriate discount and capitalization rates, estimates of replacement costs net of depreciation, and available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

Above-market and below-market lease values for acquired properties are recorded based on the present value, (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining term of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed rate renewal options of the respective leases.

Other intangible assets acquired include amounts for in-place lease values and tenant relationship values, which are based on management’s evaluation of the specific characteristics of each tenant’s lease and the Operating Partnership’s overall relationship with the respective tenant. Factors to be considered by management in its analysis of in-place lease values include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, management considers leasing commissions, legal and other related expenses. Characteristics considered by management in valuing tenant relationships include the nature and extent of the Operating Partnership’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of in-place leases are amortized to expense over the remaining initial terms of the respective leases. The value of tenant relationship intangibles are amortized to expense over the anticipated life of the relationships.

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

Effective January 1, 2002, the Operating Partnership adopted the provisions of Statement of Financial Accounting Standards (“FASB”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes FASB No. 121. FASB No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. FASB No. 144 retains the requirements of FASB No. 121 regarding impairment loss recognition and measurement. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. Properties identified as held for sale and/or sold from January 1, 2002 forward are presented in discontinued operations for all periods presented. See Note 6 –Discontinued Operations.

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

FIN 46 is effective immediately for VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. For variable interests in a VIE created or obtained prior to February 1, 2003, FIN 46 is effective for periods ending after March 15, 2004. As of June 30, 2004, the Operating Partnership has evaluated its joint ventures with regards to FIN 46. The Operating Partnership has identified its Meadowlands Xanadu joint venture with the Mills Corporation as a VIE, but is not consolidating such venture as the Operating Partnership is not the primary beneficiary. Disclosure about this VIE is included in Note 4 – Investments in Unconsolidated Joint Ventures.

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

Deferred Financing Costs
Costs incurred in obtaining financing are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $989 and $1,233 for the three months ended June 30, 2004 and 2003, respectively, and $2,094 and $2,485 for the six months ended June 30, 2004 and 2003, respectively.

Deferred Leasing Costs
Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Operating Partnership are compensated for providing leasing services to the Properties. The portion of such compensation, which is capitalized and amortized, approximated $1,481 and $730 for the three months ended June 30, 2004 and 2003, respectively, and $2,956 and $1,492 for the six months ended June 30, 2004 and 2003, respectively.

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

Revenue Recognition
Base rental revenue is recognized on a straight-line basis over the terms of the respective leases. Unbilled rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements. Above-market and below-market lease values for acquired properties are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed-rate renewal options for below-market leases. The capitalized above-market lease values for acquired properties are amortized as a reduction of base rental revenue over the remaining term of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed-rate renewal options of the respective leases. Parking and other revenue includes income from parking spaces leased to tenants, income from tenants for additional services provided by the Operating Partnership, income from tenants for early lease terminations and income from managing and/or leasing properties for third parties. Escalations and recoveries are received from tenants for certain costs as provided in the lease agreements. These costs generally include real estate taxes, utilities, insurance, common area maintenance and other recoverable costs. See Note 13 – Tenant Leases.

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

Distributions Payable
The distributions payable at June 30, 2004 represents distributions payable to preferred unitholders (10,000 Series C Preferred units), common unitholders (68,398,691 common units), and preferred distributions payable to preferred unitholders (215,018 Series B preferred units) for all such holders of record as of July 6, 2004 with respect to the second quarter 2004. The second quarter 2004 Series C preferred unit distributions of $50.00 per unit, common unit distributions of $0.63 per common unit, as well as the second quarter Series B preferred unit distributions of $18.1818 per preferred unit, were approved by the Corporation’s Board of Directors on June 17, 2004. The Series C preferred unit distributions payable were paid on July 15, 2004. The common and Series B preferred unit distributions payable were paid on July 19, 2004.

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

Stock Compensation
The Operating Partnership accounts for stock options and restricted stock awards granted prior to 2002 using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB No. 25”). Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Corporation’s stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options is recognized ratably over the vesting period. The Corporation’s policy is to grant options with an exercise price equal to the quoted closing market price of the Corporation’s stock on the business day preceding the grant date. Accordingly, no compensation cost has been recognized under the Corporation’s stock option plans for the granting of stock options made prior to 2002. Restricted stock awards granted prior to 2002 are valued at the vesting dates of such awards with compensation cost for such awards recognized ratably over the vesting period.

In 2002, the Operating Partnership adopted the provisions of FASB No. 123, which requires, on a prospective basis, that the estimated fair value of restricted stock (“Restricted Stock Awards”) and stock options at the grant date be amortized ratably into expense over the appropriate vesting period. For the three month periods ended June 30, 2004 and 2003, the Operating Partnership recorded restricted stock and stock options expense of $1,573 and $482, respectively, and $2,344 and $899 for the six month periods ended June 30, 2004 and 2003, respectively, for restricted stock and stock options granted or modified in 2003 and 2004. FASB No. 148, Accounting for Stock-Based Compensation –Transition and Disclosure, was issued in December 2002 and amends FASB No. 123, Accounting for Stock Based Compensation. FASB No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation. In addition, this Statement amends the disclosure requirements of FASB No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FASB No. 148 disclosure requirements are presented as follows:

The following table illustrates the effect on net income and earnings per unit if the fair value based method had been applied to all outstanding and unvested stock awards in each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	Basic EPU	Basic EPU	Basic EPU	Basic EPU
Net income, as reported	$22,193	$42,731	$56,355	$80,730
Add: Stock-based compensation expense
included in reported net income	1,573	482	2,344	899
Deduct: Total stock-based compensation
expense determined under fair
value based method for all awards	(1,838)	(835)	(2,837)	(1,654)

Pro forma net income	21,928	42,378	55,862	79,975
Deduct: Preferred unit distributions	(4,409)	(4,589)	(8,818)	(8,514)

Pro forma net income available to common
unitholders - basic	$17,519	$37,789	$47,044	$71,461

Earnings Per Unit:
Basic - as reported	$0.26	$0.58	$0.70	$1.11
Basic - pro forma	$0.26	$0.58	$0.69	$1.10

Diluted - as reported	$0.26	$0.58	$0.69	$1.10
Diluted - pro forma	$0.26	$0.57	$0.69	$1.09

Reclassifications
Certain reclassifications have been made to prior period amounts in order to conform with current period presentation.

3.     REAL ESTATE PROPERTY TRANSACTIONS

Property Acquisitions
The Operating Partnership acquired the following office properties during the six months ended June 30, 2004:

Acquisition Date	Property/Address	Location	# of Bldgs.	Rentable Square Feet	Investment by Operating Partnership (a) (in thousands)
04/14/04	5 Wood Hollow Road (b)	Parsippany, Morris County, NJ	1	317,040	$34,125
05/12/04	210 South 16th Street (c)	Omaha, Douglas County, NE	1	318,224	8,507
06/01/04	30 Knightsbridge Road (d)	Piscataway, Middlesex County, NJ	4	680,350	49,745
06/01/04	412 Mt. Kemble Avenue (d)	Morris Township, Morris County, NJ	1	475,100	40,300

Total Property Acquisitions:			7	1,790,714	$132,677

(a)	Amounts are as of June 30, 2004.
(b)	Transaction was funded primarily through borrowing on the Operating Partnership’s revolving credit facility.
(c)	Property was acquired through Operating Partnership’s receipt of a deed in lieu of foreclosure in satisfaction of the Operating Partnership’s mortgage note receivable, which was collateralized by the acquired property.
(d)	Properties were acquired from AT&T Corporation (“AT&T”), a tenant of the Operating Partnership, for cash and assumed obligations, as follows:

(1)	Acquired 30 Knightsbridge Road, a four-building office complex, aggregating 680,350 square feet and located in Piscataway, New Jersey. AT&T, which currently occupies the entire complex, has leased back from the Operating Partnership two of the buildings in the complex, totaling 275,000 square feet, for 10 years and seven months, and has leased back the remaining 405,350 square feet of the complex pursuant to a four-month lease with certain rights for AT&T to extend;
(2)	Acquired Kemble Plaza II, a 475,100 square-foot office building located in Morris Township, New Jersey, which the Operating Partnership had previously sold to AT&T in June of 2000. AT&T, which currently occupies the entire building, has leased back the entire property from the Operating Partnership for one year;
(3)	Signed a lease extension at the Operating Partnership’s Kemble Plaza I property in Morris Township, New Jersey, extending AT&T’s lease for the entire 387,000 square-foot building for an additional five years to August 2014. Under the lease extension, the Operating Partnership has agreed, among other things, to fund up to $2.1 million of tenant improvements to be performed by AT&T at the property;
(4)	Paid cash consideration of approximately $12.9 million to AT&T; and
(5)	Assumed AT&T’s lease obligations with third-party landlords at seven office buildings, aggregating 922,674 square feet, which carry a weighted average remaining term of 4.5 years. The Operating Partnership has estimated that the obligations, net of estimated sub-leases income, total approximately $84.8 million, with a net present value of approximately $76.2 million utilizing a weighted average discount rate of 4.85 percent. The net present value of the assumed obligations as of June 30, 2004 is included in mortgages, loans payable and other obligations (see Note 9).

Land Acquisitions
On May 14, 2004, the Operating Partnership acquired approximately five acres of land in Plymouth Meeting, Pennsylvania. Previously, the Operating Partnership leased this land parcel, upon which the Operating Partnership owns a 167,748 square-foot office building. The land was acquired for approximately $6,094.

On June 25, 2004, the Operating Partnership acquired approximately 59.9 acres of developable land located in West Windsor, New Jersey for approximately $20,572.

4.     INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

The debt of the Operating Partnership’s unconsolidated joint ventures aggregating $128,289 as of June 30, 2004 is non-recourse to the Operating Partnership, except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations, and except as otherwise indicated below.

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

On February 12, 2003, the New Jersey Sports and Exposition Authority (“NJSEA”) selected The Mills Corporation (“Mills”) and the Operating Partnership to redevelop the Continental Airlines Arena site (“Arena Site”) for mixed uses, including retail. Hartz Mountain Industries, Inc. (“Hartz”) has challenged the NJSEA’s selection. The NJSEA denied its protest. Westfield America, Inc. (“Westfield”) also protested the NJSEA’s selection of Mills and the Operating Partnership. Westfield’s protest was also denied by the NJSEA. Hartz and Westfield have appealed the denial of their protest. Hartz and Westfield also have appealed the NJSEA’s execution of the Final Redevelopment Agreement for the Arena Site. Four citizens, Elliot Braha, Richard DeLauro, George Perry and Carol Coronato, have also filed lawsuits challenging the NJSEA award to Mills and the Operating Partnership. On May 14, 2004, the Superior Court of New Jersey, Appellate Division, which has jurisdiction of all of the cases, issued an order deciding certain of the issues presented by the cases. The Appellate Division determined that the NJSEA had the statutory authority to develop the Arena Site for mixed uses, including retail, that the NJSEA, in selecting Mills and the Operating Partnership, did not have to utilize a traditional low bid procurement process, and that the NJSEA complied with the Open Public Meetings Act (“OPMA”) in considering and making its selection. The Appellate Division remanded Hartz’s claims for relief under the Open Public Records Act (“OPRA”). Hartz thereafter petitioned the Supreme Court of New Jersey for certification of the Appellate Division’s decision. That petition remains pending undecided as of this date. Also, still pending in the Appellate Division are five other appeals — two by Hartz, two by Westfield and one by Braha, challenging the NJSEA’s selection of redevelopment proposal of Mills and the Operating Partnership. The Operating Partnership believes that its proposal fully complied with applicable laws and the request for proposals, and plans to vigorously enforce its rights concerning this project. The Operating Partnership does not believe that the ultimate resolution of this matter will have a material adverse effect on the Operating Partnership’s financial condition taken as a whole.

On August 2, 2004, Hartz filed an application with the Superior Court of New Jersey, Law Division - Bergen County seeking to halt certain utility relocation work at the Arena Site. The Court has asked all parties to brief the issues referenced in the application. The Operating Partnership is confident that the work being performed at the Arena Site is properly authorized.

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

Pacific Plaza I & II
Pacific Plaza I & II is a two-phase development joint venture project, located in Daly City, California between the Operating Partnership, HPMC Development Partners II, L.P. and a third-party entity. Phase I of the project, which commenced initial operations in August 2001, consists of a nine-story office building, aggregating 364,384 square feet. Phase II, which comprises a three-story retail and theater complex, commenced initial operations in June 2002. The Operating Partnership performs management services for these properties owned by the joint venture and recognized $87 and $78 in fees for such services in the three months ended June 30, 2004 and 2003, respectively, and $176 and $153 for the six months ended June 30, 2004 and 2003, respectively.

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

G&G MARTCO (Convention Plaza)
The Operating Partnership holds a 50 percent interest in G&G Martco, which owns Convention Plaza, a 305,618 square-foot office building, located in San Francisco, California. The venture has a mortgage loan with a $43,039 balance at June 30, 2004 collateralized by its office property. The loan also provides the venture the ability to increase the balance of the loan up to an additional $4,908 for the funding of qualified leasing costs. The loan bears interest at a rate of the London Inter-Bank Offered Rate (“LIBOR”) (1.37 percent at June 30, 2004) plus 162.5 basis points and matures in August 2006. The Operating Partnership performs management and leasing services for the property owned by the joint venture and recognized $36 and $62 in fees for such services in the three months ended June 30, 2004 and 2003, respectively, and $72 and $123 for the six months ended June 30, 2004 and 2003, respectively.

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

Such options may have obligated the venture to construct an additional building or, at the Operating Partnership’s option, to make space available in any of its existing Harborside properties. Had the venture been unable to, or chosen not to, provide such expansion space, the venture would have been liable to Schwab for its actual damages, in no event to exceed $15,000. The amount of Schwab’s actual damages, up to $15,000, had been guaranteed by the Operating Partnership. As described below, the Operating Partnership no longer has any remaining obligations to Schwab following the sale of the Operating Partnership’s interests in the venture. AFE has an agreement with the City of Jersey City, New Jersey, in which it is required to make payments in lieu of property taxes (“PILOT”). The agreement is for a term of 20 years. The PILOT is equal to two percent of Total Project Costs, as defined, with periodic increases, as defined. Total Project Costs, per the agreement, are the greater of $78,821 or actual Total Project Costs, as defined.

The Operating Partnership performed management, leasing and development services for the Plaza 10 property when it was owned by the venture and recognized $0 and $78 in fees from the venture for such services in the three months ended June 30, 2004 and 2003, respectively, and $0 and $303 for the six months ended June 30, 2004 and 2003, respectively.

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

RAMLAND REALTY ASSOCIATES L.L.C. (One Ramland Road)
On August 20, 1998, the Operating Partnership entered into a joint venture with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C. The venture was formed to own, manage and operate One Ramland Road, a 232,000 square-foot office/flex building and adjacent developable land, located in Orangeburg, New York. In August 1999, the joint venture completed redevelopment of the property and placed the office/flex building in service. The Operating Partnership holds a 50 percent interest in the joint venture. The venture has a mortgage loan with a $14,936 balance at June 30, 2004 secured by its office/flex property. The mortgage bears interest at a rate of LIBOR plus 175 basis points and matures in January 2005. The venture is currently in discussions with the current lender regarding a long-term extension of the mortgage loan. In the event the lender does not provide an extension of the mortgage loan, the venture intends to pursue alternative financing strategies.

In 2001, the property’s then principal tenant, Superior Bank, was closed by the Office of Thrift Supervision, and the Federal Deposit Insurance Corporation (FDIC) was named receiver. The tenant continued to meet its rental payment obligations through June 2002. In July 2002, the tenant vacated the premises and the FDIC notified the joint venture that it was rejecting the lease as of July 16, 2002. As a result of the uncertainty regarding the tenant’s ability to meet its obligations through the remainder of the term of its lease, the joint venture wrote off unbilled rents receivable of $1,573 and deferred lease costs of $705, which was included in the Operating Partnership’s equity in earnings for the year ended December 31, 2002. Subsequently, the venture’s management determined it was unlikely a prospective tenant would retain tenant improvements previously made to Superior Bank’s space and, accordingly, the venture accelerated amortization of those tenant improvements and recorded a charge of $3,586, which is included in the Operating Partnership’s equity in earnings in the six months ended June 30, 2003. The Operating Partnership performs management, leasing and other services for the property owned by the joint venture and recognized $15 and $3 in fees for such services in the three months ended June 30, 2004 and 2003, respectively, and $18 and $8 for the six months ended June 30, 2004 and 2003, respectively.

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

The venture had a mortgage loan with a commercial bank with a $62,902 balance at December 31, 2003 collateralized by its hotel property. The debt bore interest at a rate of LIBOR plus 275 basis points, which was scheduled to mature in December 2003, and was extended through January 29, 2004. On that date, the venture repaid the mortgage loan using the proceeds from a new $40,000 mortgage loan, collateralized by the hotel property, as well as capital contributions from the Operating Partnership and Hyatt of $10,750 each. The new loan carries an interest rate of LIBOR plus 200 basis points and matures in February 2006. The loan provides for three one-year extension options subject to certain conditions. The final two one-year extension options require payment of a fee. On May 25, 2004, the venture obtained a second mortgage loan with a commercial bank for $20,000, secured by the hotel property, in which each partner, including the Operating Partnership, has severally guaranteed repayment of approximately $10,000. The loan carries an interest rate of LIBOR plus 175 basis points and matures in February 2006. The loan provides for three one-year extension options subject to certain conditions. The final two one-year extension options require payment of a fee. The proceeds from this loan were used to make distributions to the Operating Partnership and Hyatt in the amount of $10,000 each. Additionally, the venture has an $8,000 loan with the City of Jersey City, provided by the U.S. Department of Housing and Urban Development. The loan currently bears interest at fixed rates ranging from 6.09 percent to 6.62 percent and matures in August 2020. The Operating Partnership has posted an $8,000 letter of credit in support of this loan, $4,000 of which is indemnified by Hyatt.

NORTH PIER AT HARBORSIDE – RESIDENTIAL DEVELOPMENT
On April 3, 2001, the Operating Partnership sold its North Pier at Harborside Financial Center, Jersey City, New Jersey to an entity which planned on developing residential housing on the site. At the time, the Operating Partnership received net sales proceeds of approximately $3,357 (which included a note receivable of $2,027 subsequently repaid in 2002), and recognized a gain of $439 from the transaction. On March 31, 2004, the Operating Partnership received an additional $720 as additional contingent purchase consideration resulting from the achievement of certain conditions at the property subsequent to the initial sale, for which the Operating Partnership recorded a gain of $720 in gain on sale of investment in unconsolidated joint ventures for the six months ended June 30, 2004.

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the financial position of the unconsolidated joint ventures in which the Operating Partnership had investment interests as of June 30, 2004 and December 31, 2003:

				June 30, 2004
	Meadowlands Xanadu	HPMC	G&G Martco	American Financial Exchange	Plaza VIII & IX Associates	Ramland Realty	Ashford Loop	Harborside South Pier	Combined Total
Assets:
Rental property net	$163,641	$--	$8,774	$--	$12,924	$13,291	$35,972	$82,507	$317,109
Other assets	2,879	13,218	3,650	--	1,571	703	733	11,225	33,979

Total assets	$166,520	$13,218	$12,424	$--	$14,495	$13,994	$36,705	$93,732	$351,088

Liabilities and partners'/ members capital (deficit):

Mortgages, loans payable and other obligations	$--	$--	$43,039	$--	$--	$14,936	$--	$70,314	$128,289
Other liabilities	1,866	146	558	--	1,377	401	482	3,383	8,213
Partners'/members' capital (deficit)	164,654	13,072	(31,173)	--	13,118	(1,343)	36,223	20,035	$214,586

Total liabilities and partners'/members'
capital (deficit)	$166,520	$13,218	$12,424	$--	$14,495	$13,994	$36,705	$93,732	$351,088

Operating Partnership's investment in
unconsolidated
joint ventures, net	$5,735	$13,856	$6,907	$--	$6,480	$--	$7,684	$12,580	$53,242

				December 31, 2003
	Meadowlands Xanadu	HPMC	G&G Martco	American Financial Exchange	Plaza VIII & IX Associates	Ramland Realty	Ashford Loop	Harborside South Pier	Combined Total
Assets:
Rental property net	$142,968	$--	$7,207	$--	$13,196	$13,262	$36,058	$85,488	$298,179
Other assets	1,535	13,598	3,091	--	3,307	548	336	11,065	33,480

Total assets	$144,503	$13,598	$10,298	$--	$16,503	$13,810	$36,394	$96,553	$331,659

Liabilities and partners'/ members capital (deficit):
Mortgages, loans payable and other obligations	$--	$--	$41,563	$--	$--	$14,936	$--	$73,175	$129,674
Other liabilities	1,571	44	868	--	1,472	88	712	2,788	7,543
Partners'/members' capital (deficit)	142,932	13,554	(32,133)	--	15,031	(1,214)	35,682	20,590	194,442

Total liabilities and partners'/members'
capital (deficit)	$144,503	$13,598	$10,298	$--	$16,503	$13,810	$36,394	$96,553	$331,659

Operating Partnership's investment in
unconsolidated
joint ventures, net	$1,073	$12,808	$6,427	$--	$7,437	$--	$7,575	$13,304	$48,624

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Operating Partnership had investment interests during the three months ended June 30, 2004 and 2003:

				Three Months Ended June 30, 2004
	Meadowlands Xanadu	HPMC	G&G Martco	American Financial Exchange	Plaza VIII & IX Associates	Ramland Realty	Ashford Loop	Harborside South Pier	Combined Total
Total revenues	$--	$4	$1,913	$--	$16	$394	$809	$7,950	$11,086
Operating and other expenses	--	(87)	(865)	--	(14)	(322)	(817)	(4,950)	(7,055)
Depreciation and amortization	--	--	(260)	--	(154)	(153)	(242)	(1,646)	(2,455)
Interest expense	--	--	(287)	--	--	(106)	--	(515)	(908)

Net income	$--	$(83)	$501	$--	$(152)	$(187)	$(250)	$839	$668

Operating Partnership's equity in
earnings (loss) of unconsolidated
joint ventures	$--	$526	$250	$--	$(76)	$--	$(50)	$440	$1,090

				Three Months Ended June 30, 2003
	Meadowlands Xanadu	HPMC	G&G Martco	American Financial Exchange	Plaza VIII & IX Associates	Ramland Realty	Ashford Loop	Harborside South Pier	Combined Total
Total revenues	$--	$4,645	$3,371	$5,489	$--	$50	$979	$5,949	$20,483
Operating and other expenses	--	(17)	(996)	(642)	--	(247)	(771)	(4,150)	(6,823)
Depreciation and amortization	--	--	(422)	(944)	--	(139)	(243)	(1,548)	(3,296)
Interest expense	--	--	(398)	--	--	(117)	--	(791)	(1,306)

Net income	$--	$4,628	$1,555	$3,903	$--	$(453)	$(35)	$(540)	$9,058

Operating Partnership's equity in
earnings (loss) of unconsolidated
joint ventures	$--	$2,339	$777	$3,980	$--	$--	$(7)	$(270)	$6,819

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Operating Partnership had investment interests during the six months ended June 30, 2004 and 2003:

				Six Months Ended June 30, 2004
	Meadowlands Xanadu	HPMC	G&G Martco	American Financial Exchange	Plaza VIII & IX Associates	Ramland Realty	Ashford Loop	Harborside South Pier	Combined Total
Total revenues	$--	$79	$3,839	$--	$81	$497	$1,585	$13,661	$19,742
Operating and other expenses	--	(253)	(1,766)	--	(62)	(572)	(1,394)	(9,104)	(13,151)
Depreciation and amortization	--	--	(540)	--	(308)	(291)	(486)	(3,192)	(4,817)
Interest expense	--	--	(574)	--	--	(213)	--	(1,067)	(1,854)

Net income	$--	$(174)	$959	$--	$(289)	$(579)	$(295)	$298	$(80)

Operating Partnership's equity in
earnings (loss) of unconsolidated
joint ventures	$--	$1,047	$479	$--	$(144)	$(225)	$(59)	$169	$1,267

				Six Months Ended June 30, 2003
	Meadowlands Xanadu	HPMC	G&G Martco	American Financial Exchange	Plaza VIII & IX Associates	Ramland Realty	Ashford Loop	Harborside South Pier	Combined Total
Total revenues	$--	$4,623	$6,730	$11,574	$--	$118	$1,966	$9,691	$34,702
Operating and other expenses	--	(20)	(1,962)	(1,562)	--	(516)	(1,729)	(7,447)	(13,236)
Depreciation and amortization	--	--	(835)	(1,800)	--	(277)	(487)	(3,097)	(6,496)
Interest expense	--	--	(849)	--	--	(237)	--	(1,595)	(2,681)

Net income	$--	$4,603	$3,084	$8,212	$--	$(912)	$(250)	$(2,448)	$12,289

Operating Partnership's equity in
earnings (loss) of unconsolidated
joint ventures	$--	$2,423	$1,419	$8,185	$--	$(1,232)	$(22)	$(1,574)	$9,199

5.     DEFERRED CHARGES AND OTHER ASSETS

	June 30, 2004	December 31, 2003
Deferred leasing costs	$144,425	$136,231
Deferred financing costs	21,066	24,446

	165,491	160,677
Accumulated amortization	(56,901)	(56,778)

Deferred charges, net	108,590	103,899
Notes receivable	9,665	8,750
Prepaid expenses and other assets, net	23,283	14,142

Total deferred charges and other assets, net	$141,538	$126,791

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

On June 30, 2004, the Operating Partnership identified three office properties, which are located at 3030 L.B.J. Freeway, Dallas, Texas; 1122 Alma Road, Richardson, Texas; and 84 N.E. Loop 410, San Antonio, Texas, and which aggregate 636,906 square feet, as held for sale. During the three months ended June 30, 2004, the Operating Partnership determined that the carrying amounts of the properties identified as held for sale were not expected to be recovered from estimated net sale proceeds from these property sales and, accordingly, recognized a valuation allowance of $11,856 in that period. Such properties carried an aggregate book value of $32,929, net of accumulated depreciation of $6,310 and a valuation allowance of $11,856 at June 30, 2004. The Operating Partnership has presented these assets as discontinued operations in its statements of operations for the periods presented. As the Operating Partnership sold 1770 St. James Place, Houston, Texas; 111 Soledad, San Antonio, Texas; and land in Hamilton Township, New Jersey during the year ended December 31, 2003, the Operating Partnership has also presented these assets as discontinued operations in its statements of operations for the periods presented.

The following tables summarize income from discontinued operations and the related realized gains (unrealized losses) on disposition of rental property, net, for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Total revenues	$1,819	$2,960	$3,751	$6,672
Operating and other expenses	(1,241)	(1,869)	(2,465)	(3,799)
Depreciation and amortization	(435)	(663)	(872)	(1,314)

Income from discontinued operations	$143	$428	$414	$1,559

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Realized gain on disposition of rental property	--	--	--	$1,324
Unrealized loss on disposition of rental property	$(11,856)	--	$(11,856)	--

Realized gains (unrealized losses) on disposition
of rental property, net	$(11,856)	--	$(11,856)	$1,324

7.     SENIOR UNSECURED NOTES

A summary of the Operating Partnership’s senior unsecured notes as of June 30, 2004 and December 31, 2003 is as follows:

	June 30, 2004	December 31, 2003	Effective Rate (1)
7.000% Senior Unsecured Notes, due March 15, 2004	--	$299,983	7.27%
7.250% Senior Unsecured Notes, due March 15, 2009	$298,894	298,777	7.49%
7.835% Senior Unsecured Notes, due December 15, 2010	15,000	15,000	7.95%
7.750% Senior Unsecured Notes, due February 15, 2011	298,862	298,775	7.93%
6.150% Senior Unsecured Notes, due December 15, 2012	90,752	90,506	6.89%
5.820% Senior Unsecured Notes, due March 15, 2013	25,143	25,089	6.45%
4.600% Senior Unsecured Notes, due June 15, 2013	99,744	99,729	4.74%
5.125% Senior Unsecured Notes, due February 15, 2014	202,307	--	5.11%

Total Senior Unsecured Notes	$1,030,702	$1,127,859	6.80%

(1)	Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount on the notes, as applicable.

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

On March 15, 2004, the Operating Partnership retired $300,000 face amount of 7.00 percent senior unsecured notes due on that date. Funds used for the retirement were obtained from proceeds from the February 2004 $100,000 senior unsecured notes offering, borrowings under the Operating Partnership’s unsecured facility and available cash.

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

SUMMARY
As of June 30, 2004 and December 31, 2003, the Operating Partnership had outstanding borrowings of $98,975 and $0, respectively, under the unsecured facility.

9.     MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Operating Partnership has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Operating Partnership’s rental properties. Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

A summary of the Operating Partnership’s mortgages, loans payable and other obligations as of June 30, 2004 and December 31, 2003 is as follows:

				Principal Balance at
Property Name	Lender	Effective Interest Rate (a)		June 30, 2004	December 31, 2003	Maturity
400 Chestnut Ridge	Prudential Insurance Co.	9.44%		$--	$10,374	--
Mack-Cali Centre VI	Principal Life Insurance Co.	6.87%		35,000	35,000	04/01/05
Various (b)	Prudential Insurance Co.	7.10%		150,000	150,000	05/15/05
Mack-Cali Bridgewater I	New York Life Ins. Co.	7.00%		23,000	23,000	09/10/05
Mack-Cali Woodbridge II	New York Life Ins. Co.	7.50%		17,500	17,500	09/10/05
Mack-Cali Short Hills	Prudential Insurance Co.	7.74%		23,235	23,592	10/01/05
500 West Putnam Avenue	New York Life Ins. Co.	6.52%		7,007	7,495	10/10/05
Harborside - Plaza 2 and 3	Northwestern/Principal	7.36%		151,760	153,603	01/01/06
Mack-Cali Airport	Allstate Life Insurance Co.	7.05%		9,950	10,030	04/01/07
Kemble Plaza I	Mitsubishi Tr & Bk Co.	LIBOR+0	.65%	32,178	32,178	01/31/09
2200 Renaissance Boulevard	TIAA	5.89%		18,670	18,800	12/01/12
Soundview Plaza	TIAA	6.02%		19,002	19,153	01/01/13
Assumed obligations	--	4.85%		77,521	--	05/01/09 (c)

Total Mortgages, loans payable and other obligations				$564,823	$500,725

(a)	Effective interest rate for mortgages, loans payable and other obligations reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs and other transaction costs, as applicable.
(b)	The mortgage is secured by 11 properties.
(c)	The obligations mature at various times between December 2004 and May 2009 (see Note 3).

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED
Cash paid for interest for the six months ended June 30, 2004 and 2003 was $55,685 and $61,168, respectively. Interest capitalized by the Operating Partnership for the six months ended June 30, 2004 and 2003 was $1,844 and $4,664, respectively.

SUMMARY OF INDEBTEDNESS
As of June 30, 2004, the Operating Partnership’s total indebtedness of $1,694,500 (weighted average interest rate of 6.41 percent) was comprised of $131,153 of variable rate mortgage debt (weighted average rate of 1.91 percent) and fixed rate debt and other obligations of $1,563,347 (weighted average rate of 6.79 percent).

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

The Series C Preferred Stock has preference rights with respect to liquidation and distributions over the common stock. Holders of the Series C Preferred Stock, except under certain limited conditions, will not be entitled to vote on any matters. In the event of a cumulative arrearage equal to six quarterly dividends, holders of the Series C Preferred Stock will have the right to elect two additional members to serve on the Corporation’s Board of Directors until dividends have been paid in full. At June 30, 2004, there were no dividends in arrears. The Corporation may issue unlimited additional preferred stock ranking on a parity with the Series C Preferred Stock but may not issue any preferred stock senior to the Series C Preferred Stock without the consent of two-thirds of its holders. The Series C Preferred Stock is essentially on an equivalent basis in priority with the Preferred Units.

Except under certain conditions relating to the Corporation’s qualification as a REIT, the Series C Preferred Stock is not redeemable prior to March 14, 2008. On and after such date, the Series C Preferred Stock will be redeemable at the option of the Corporation, in whole or in part, at $25 per depositary share, plus accrued and unpaid dividends.

REPURCHASE OF GENERAL PARTNER UNITS
On September 13, 2000, the Board of Directors of the Corporation authorized an increase to the Corporation’s repurchase program under which the Corporation was permitted to purchase up to an additional $150,000 of the Corporation’s outstanding common stock (“Repurchase Program”). From that date through its last purchases on January 10, 2003, the Corporation purchased and retired, under the Repurchase Program, 3,746,400 shares of its outstanding common stock for an aggregate cost of approximately $104,512. Concurrent with these purchases, the Corporation sold to the Operating Partnership 3,746,400 of its outstanding common units for an aggregate cost of approximately $104,512. The Corporation has a remaining authorization to repurchase up to an additional $45,488 of its outstanding common stock, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

STOCK OPTION PLANS
In May 2004, the Corporation established the 2004 Incentive Stock Plan under which a total of 2,500,000 shares have been reserved for issuance. No options have been granted through June 30, 2004 under this plan. In September 2000, the Corporation established the 2000 Employee Stock Option Plan (“2000 Employee Plan”) and the 2000 Director Stock Option Plan (“2000 Director Plan”). In May 2002, shareholders of the Corporation approved amendments to both plans to increase the total shares reserved for issuance under both of the 2000 plans from 2,700,000 to 4,350,000 shares of the Corporation’s common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan). In 1994, and as subsequently amended, the Corporation established the Mack-Cali Employee Stock Option Plan (“Employee Plan”) and the Mack-Cali Director Stock Option Plan (“Director Plan”) under which a total of 5,380,188 shares (subject to adjustment) of the Corporation’s common stock have been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan). Stock options granted under the Employee Plan in 1994 and 1995 became exercisable over a three-year period. Stock options granted under the 2000 Employee Plan and those options granted subsequent to 1995 under the Employee Plan become exercisable over a five-year period. All stock options granted under both the 2000 Director Plan and Director Plan become exercisable in one year. All options were granted at the fair market value at the dates of grant and have terms of ten years. As of June 30, 2004 and December 31, 2003, the stock options outstanding had a weighted average remaining contractual life of approximately 6.9 and 6.9 years, respectively.

Information regarding the Corporation’s stock option plans is summarized below:

	Shares Under Options	Weighted Average Exercise Price
Outstanding at January 1, 2004	2,990,135	$30.56
Granted	10,000	$38.07
Exercised	(1,040,654)	$31.99
Lapsed or canceled	(21,480)	$28.39

Outstanding at June 30, 2004	1,938,001	$29.86

Options exercisable at June 30, 2004	731,291	$32.28
Available for grant at June 30, 2004	4,882,247

The Operating Partnership recognized stock options expense of $285 and $50 for the three months ended June 30, 2004 and 2003, respectively and $334 and $88 for the six months ended June 30, 2004 and 2003, respectively. Included in stock options expense for the three and six month periods ended June 30, 2004 was a stock option charge of $246, which resulted from the accelerated vesting of 24,000 unvested options related to the resignation of Timothy M. Jones (see Note 12 – Management Changes.)

STOCK WARRANTS
Information regarding the Corporation’s stock warrants (“Stock Warrants”), which enable the holders to purchase an equal number of shares of the Corporation’s common stock at the respective exercise price, is summarized below:

	Shares Under Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2004	149,250	$33.00
Exercised	(149,250)	$33.00
Lapsed or canceled	--	--

Outstanding at June 30, 2004	--	--

Exercisable at June 30, 2004	--	--

As of June 30, 2004, there were no Stock Warrants outstanding.

STOCK COMPENSATION
The Corporation has granted stock awards to officers, certain other employees, and non-employee members of the Board of Directors of the Corporation, which allow the holders to each receive a certain amount of shares of the Corporation’s common stock generally over a one to five-year vesting period. Certain Restricted Stock Awards are contingent upon the Corporation meeting certain performance and/or stock price appreciation objectives. All Restricted Stock Awards provided to the officers and certain other employees were granted under the 2000 Employee Plan and the Employee Plan. Restricted Stock Awards granted to directors were granted under the 2000 Director Plan.

Information regarding the Restricted Stock Awards is summarized below:

Shares
Outstanding at January 1, 2004	280,869
Granted	2,000
Vested (a)	(75,882)
Canceled (a)	(19,284)

Outstanding at June 30, 2004	187,703

(a)	In conjunction with the resignation of Timothy M. Jones, 19,285 shares of unvested Restricted Stock Awards were vested on an accelerated basis and 19,284 shares of unvested Restricted Stock Awards were canceled in May 2004 (see Note 12 – Management Changes.)

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

During the six months ended June 30, 2004 and 2003, 3,128 and 3,345 deferred stock units were earned, respectively. As of June 30, 2004 and December 31, 2003, there were 26,107 and 23,131 director stock units outstanding, respectively.

LIMITED PARTNERS’ CAPITAL:

SERIES B PREFERRED UNITS
The Series B Preferred Units have a stated value of $1,000 per unit and are preferred as to assets over any class of common units or other class of preferred units of the Operating Partnership, based on circumstances per the applicable unit certificates. The quarterly distribution on each Series B Preferred Unit is an amount equal to the greater of (i) $16.875 (representing 6.75 percent of the Series B Preferred Unit stated value of an annualized basis) or (ii) the quarterly distribution attributable to a Series B Preferred Unit determined as if such unit had been converted into common units, subject to adjustment for customary anti-dilution rights. Each of the Series B Preferred Units may be converted at any time into common units at a conversion price of $34.65 per unit. Common units received pursuant to such conversion may be redeemed for an equal number of shares of common stock. At any time after June 11, 2005, the Operating Partnership may cause the mandatory conversion of the Series B Preferred Units into common units at the conversion price of $34.65 per unit if, for at least 20 of the prior consecutive 30 days, the closing price of the Corporation’s common stock equals or exceeds $34.65. The Operating Partnership is prohibited from taking certain actions that would adversely affect the rights of the holders of Series B Preferred Units without the consent of at least 66 2/3 percent of the outstanding Series B Preferred Units, including authorizing, creating or issuing any additional preferred units ranking senior to or equal with the Series B Preferred Units; provided, however, that such consent is not required if the Operating Partnership issues preferred units ranking equal (but not senior) to the Series B Preferred Units in an aggregate amount up to the greater of (a) $200,000 in stated value or (b) 10 percent of the sum of (1) the combined market capitalization of the Corporation’s common stock and the Operating Partnership’s common units and Series B Preferred Units, as if converted into common stock, and (2) the aggregate liquidation preference on any of the Corporation’s non-convertible preferred stock or the Operating Partnership’s non-convertible preferred units. As of June 30, 2004, the calculation in the above clause (b) was $311,198.

As of June 30, 2004 and December 31, 2003, the Operating Partnership had 215,018 Series B Preferred Units outstanding (convertible into 6,205,425 and 6,205,425 common units), respectively.

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

The following information presents the Operating Partnership’s results for the three months ended June 30, 2004 and 2003 in accordance with FASB No. 128:

	Three Months Ended June 30,
Computation of Basic EPU	2004	2003
Income from continuing operations	$33,906	$42,303
Deduct: Preferred unit distributions	(4,409)	(4,589)

Income from continuing operations available to common unitholders	29,497	37,714
Income from discontinued operations	(11,713)	428

Net income available to common unitholders	$17,784	$38,142

Weighted average common units	68,177	65,331

Basic EPU:
Income from continuing operations	$0.43	$0.58
Income from discontinued operations	(0.17)	--

Net income available to common unitholders	$0.26	$0.58

	Three Months Ended June 30,
Computation of Diluted EPU	2004	2003
Income from continuing operations available to common unitholders	$29,497	$37,714
Add: Income from continuing operations attributable to Operating Partnership -
Series B Preferred units	--	--

Income from continuing operations for diluted earnings per unit	29,497	37,714
Income from discontinued operations for diluted earnings per unit	(11,713)	428

Net income available to common unitholders	$17,784	$38,142

Weighted average common units	68,645	65,761

Diluted EPU:
Income from continuing operations	$0.43	$0.58
Income from discontinued operations	(0.17)	--

Net income available to common unitholders	$0.26	$0.58

The following information presents the Operating Partnership’s results for the six months ended June 30, 2004 and 2003 in accordance with FASB No. 128:

	Six Months Ended June 30,
Computation of Basic EPU	2004	2003
Income from continuing operations	$67,797	$77,847
Deduct: Preferred unit distributions	(8,818)	(8,514)

Income from continuing operations available to common unitholders	58,979	69,333
Income from discontinued operations	(11,442)	2,883

Net income available to common unitholders	$47,537	$72,216

Weighted average common units	67,886	65,186

Basic EPU:
Income from continuing operations	$0.87	$1.06
Income from discontinued operations	(0.17)	0.05

Net income available to common unitholders	$0.70	$1.11

	Six Months Ended June 30,
Computation of Diluted EPU	2004	2003
Income from continuing operations available to common unitholders	$58,979	$69,333
Add: Income from continuing operations attributable to Operating Partnership -
Series B Preferred units	--	--

Income from continuing operations for diluted earnings per unit	58,979	69,333
Income from discontinued operations for diluted earnings per unit	(11,442)	2,883

Net income available to common unitholders	$47,537	$72,216

Weighted average common units	68,466	65,454

Diluted EPU:
Income from continuing operations	$0.86	$1.06
Income from discontinued operations	(0.17)	0.04

Net income available to common unitholders	$0.69	$1.10

The following schedule reconciles the shares used in the basic EPU calculation to the shares used in the diluted EPU calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Basic EPU units	68,177	65,331	67,886	65,186
Add: Stock options	467	427	569	267
Stock Warrants	1	3	11	1

Diluted EPU Units	68,645	65,761	68,466	65,454

Not included in the computations of diluted EPU were 5,000 and 1,502,605 stock options; 0 and 339,976 Stock Warrants; and 6,205,425 and 6,219,316 Series B Preferred Units, as such securities were anti-dilutive during the three months ended June 30, 2004 and 2003, respectively. Also excluded from diluted EPU computations were 4,615 and 1,538,605 stock options; 0 and 562,976 Stock Warrants; and 6,205,425 and 6,224,980 Series B Preferred Units, as such securities were anti-dilutive during the six months ended June 30, 2004 and 2003, respectively. Unvested restricted stock outstanding as of June 30, 2004 and 2003 were 187,703 and 269,869, respectively.

11.     EMPLOYEE BENEFIT 401(k) PLAN

All employees of the Corporation who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan (the “401(k) Plan”). The 401(k) Plan allows eligible employees to defer up to 15 percent of their annual compensation, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Corporation, at management’s discretion, may match employee contributions and/or make discretionary contributions. Total expense recognized by the Operating Partnership for the three months ended June 30, 2004 and 2003 was $100 and $100, respectively, and for the six months ended June 30, 2004 and 2003 was $200 and $200, respectively.

12.     COMMITMENTS AND CONTINGENCIES

Management Changes
On May 7, 2004, the Corporation announced the resignation of Timothy M. Jones as President and an employee of the Corporation, effective as of May 7, 2004 (the “Effective Date”). Subsequent to the Effective Date, Mr. Jones is serving as a consultant to the Corporation until December 31, 2004.

In addition, the Corporation announced that as of the Effective Date, Mitchell E. Hersh, Chief Executive Officer, was appointed to the additional position of President, and will continue to serve as Chief Executive Officer and President.

In consideration of Mr. Jones’ years of outstanding service to the Corporation and his service as a consultant to the Corporation, on the Effective Date, outstanding and unvested options to acquire 24,000 shares of the Corporation’s Common Stock granted to Mr. Jones on December 5, 2000 pursuant to the Corporation’s employee stock option plans (the “Plans”), which were not scheduled to vest until December 31, 2004, were declared fully vested and exercisable in accordance with the provisions of the Plans. Also on the Effective Date, 19,285 shares of unvested restricted stock which were originally granted to Mr. Jones pursuant to Restricted Stock Award agreements dated as of July 1, 1999 (as amended by the First Amendment thereto dated January 2, 2003) and January 2, 2003 and were subject to deferred vesting as described in such Restricted Stock Award agreements, were declared fully vested in accordance with the provisions of the Restricted Stock Award agreements. An additional 19,284 outstanding and unvested Restricted Stock Awards previously granted to Mr. Jones pursuant to the Restricted Stock Award agreements were canceled on the Effective Date in accordance with the provisions of the Plans.

In connection with the vesting of 19,285 Restricted Stock Awards of Mr. Jones on the Effective Date, Mr. Jones received a tax gross-up payment from the Operating Partnership in accordance with the provisions of the Restricted Stock Awards, which payment was calculated based on the closing price of the Corporation’s Common Stock on the business day immediately preceding the Effective Date.

In conjunction with the resignation of Mr. Jones, the Operating Partnership incurred compensation expense of approximately $1,254, which is included in general and administrative expense for the three and six month periods ended June 30, 2004, on account of the accelerated vesting of stock options and Restricted Stock Awards, and the related tax gross-up payment on the Restricted Stock Awards

TAX ABATEMENT AGREEMENTS
Harborside Financial Center
Pursuant to an agreement with the City of Jersey City, New Jersey, the Operating Partnership is required to make payments in lieu of property taxes (“PILOT”) on its Harborside Plaza 2, 3, 4-A and 5 properties. The Plaza 2 and 3 agreement, which commenced in 1990, is for a term of 15 years. Such PILOT is equal to two percent of Total Project Costs, as defined, in year one and increases by $75 per annum through year 15. Total Project Costs, as defined, are $145,644. The PILOT totaled $972 and $953 for the three months ended June 30, 2004 and 2003, respectively, and $1,944 and $1,906 for the six months ended June 30, 2004 and 2003, respectively.

The Plaza 4-A agreement, which commenced in 2000, is for a term of 20 years. The PILOT is equal to two percent of Total Project costs, as defined, and increases by 10 percent in years 7, 10 and 13 and by 50 percent in year 16. Total Project costs, as defined, are $45,497. The PILOT totaled $227 and $227 for the three months ended June 30, 2004 and 2003, respectively, and $455 and $455 for the six months ended June 30, 2004 and 2003, respectively.

The Plaza 5 agreement, which commenced in 2002 upon substantial completion of the property, as defined, is for a term of 20 years. The PILOT is equal to two percent of Total Project Costs, as defined, and increases by 10 percent in years 7, 10 and 13, and by 50 percent in year 16. Total Project Costs, as defined are $159,625. The PILOT totaled $798 and $961 for the three months ended June 30, 2004 and 2003, respectively, and $1,596 and $1,623 for the six months ended June 30, 2004 and 2003, respectively.

LITIGATION
On May 8, 2003, an adversary proceeding arising out of the bankruptcy of Broadband Office, Inc. (“BBO”) was commenced by BBO and the Official Committee of Unsecured Creditors of BBO (“Plaintiffs”) in the United States Bankruptcy Court for the District of Delaware. On August 25, 2003, the Plaintiffs filed an Amended Complaint. As amended, the Complaint names as defendants the Operating Partnership, the chief executive officer of the Corporation, and certain alleged affiliates of the Operating Partnership (the “Mack-Cali Defendants”). Also named as defendants are seven other real estate investment trusts or partnerships (“REITs”) that invested in BBO and the eight individuals designated by the REITs to serve on the Board of Directors of BBO. Plaintiffs assert, among other things, that the Mack-Cali Defendants breached fiduciary duties to BBO, its minority shareholders (other than the REITs) and its creditors by approving a spin-off of BBO’s assets to a newly created entity, and approving the sale of BBO’s remaining assets to Yipes, Inc., both for allegedly inadequate consideration. Plaintiffs seek an unspecified amount of compensatory and punitive damages in connection with their fiduciary duty claims. In addition, Plaintiffs seek to avoid all payments and other transfers made to the Mack-Cali Defendants within one year of BBO’s bankruptcy filing under various provisions of the Bankruptcy Code, and to obtain “turnover” of certain property under Section 542(b) of the Bankruptcy Code. On July 8, 2003, the district court withdrew the reference of this proceeding to the bankruptcy court, and the action is now pending in the United States District Court for the District of Delaware. The Mack-Cali Defendants have denied the claims asserted in the Amended Complaint, and believe they have substantial defenses to the claims asserted against them. In the second quarter of 2004, the parties reached an agreement to settle this action which is subject to court approvals. The Operating Partnership paid approximately $175 in such settlement, which is included in general and administrative expense for the three and six month periods ended June 30, 2004. The Operating Partnership does not believe that the ultimate resolution of this matter will have a material adverse effect on the Operating Partnership’s financial condition taken as a whole.

The Operating Partnership is a defendant in other litigation arising in the normal course of its business activities. Management does not believe that the ultimate resolution of these matters will have a materially adverse effect upon the Operating Partnership’s financial condition taken as whole.

GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Operating Partnership is the lessee, as of June 30, 2004, are as follows:

Year	Amount
July 1 through December 31, 2004	$274
2005	530
2006	530
2007	528
2008	506
2009 through 2080	20,652

Total	$23,020

Ground lease expense incurred by the Operating Partnership during the three months ended June 30, 2004 and 2003 amounted to $42 and $232, respectively.

OTHER
The Operating Partnership may not dispose of or distribute certain of its properties, currently comprising 141 properties with an aggregate net book value of approximately $1,797,925, which were originally contributed by members of either the Mack Group (which includes William L. Mack, Chairman of the Corporation’s Board of Directors; David S. Mack, a director of the Corporation; Earle I. Mack, a former director of the Corporation; and Mitchell E. Hersh, president, chief executive officer and director of the Corporation), the Robert Martin Group (which includes Martin W. Berger, a former director of the Corporation; Robert F. Weinberg, a director of the Corporation; and Timothy M. Jones, former president of the Corporation) or the Cali Group (which includes John R. Cali, a director of the Corporation and John J. Cali, a former director of the Corporation) without the express written consent of a representative of the Mack Group, the Robert Martin Group or the Cali Group, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate Mack Group, Robert Martin Group or Cali Group members for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”). The aforementioned restrictions do not apply in the event that the Operating Partnership sells all of its properties or in connection with a sale transaction which the Corporation’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Operating Partnership or the Corporation or to cure any material monetary default on any mortgage secured by a property. The Property Lock-Ups expire periodically through 2008. Upon the expiration of the Property Lock-Ups, the Operating Partnership is required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate Mack Group, Robert Martin Group or Cali Group members.

13.     TENANT LEASES

The Properties are leased to tenants under operating leases with various expiration dates through 2020. Substantially all of the leases provide for annual base rents plus recoveries and escalation charges based upon the tenant’s proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass-through of charges for electrical usage.

Future minimum rentals to be received under non-cancelable operating leases at June 30, 2004 are as follows:

Year	Amount
July 1 through December 31, 2004	$255,697
2005	482,484
2006	428,237
2007	371,051
2008	315,911
2009 and thereafter	1,113,342

Total	$2,966,722

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

Selected results of operations for the three and six months ended June 30, 2004 and 2003 and selected asset information as of June 30, 2004 and December 31, 2003 regarding the Operating Partnership’s operating segment are as follows:

	Total Segment	Corporate & Other (e)	Total Operating Partnership
Total contract revenues (a):
Three months ended:
June 30, 2004	$142,794	$437	$143,231	(f)
June 30, 2003	133,672	4,512	138,184	(g)
Six months ended:
June 30, 2004	$282,124	$1,867	$283,991	(h)
June 30, 2003	271,296	7,961	279,257	(i)

Total operating and interest (b):
Three months ended:
June 30, 2004	$44,990	$36,268	$81,258	(j)
June 30, 2003	42,665	35,523	78,188	(k)
Six months ended:
June 30, 2004	$90,340	$71,201	$161,541	(l)
June 30, 2003	88,748	72,155	160,903	(m)

Equity in earnings of unconsolidated
joint ventures:
Three months ended:
June 30, 2004	$1,090	$--	$1,090
June 30, 2003	6,819	--	6,819
Six months ended:
June 30, 2004	$1,267	$--	$1,267
June 30, 2003	9,199	--	9,199

Net operating income (c):
Three months ended:
June 30, 2004	$98,894	$(35,831)	$63,063	(f) (j)
June 30, 2003	97,826	(31,011)	66,815	(g) (k)
Six months ended:
June 30, 2004	$193,050	$(69,334)	$123,716	(h) (l)
June 30, 2003	191,747	(64,194)	127,553	(i) (m)

Total assets:
June 30, 2004	$3,792,779	$28,072	$3,820,851
December 31, 2003	3,656,127	93,443	3,749,570

Total long-lived assets (d):
June 30, 2004	$3,658,243	$2,139	$3,660,382
December 31, 2003	3,526,624	5,234	3,531,858

(a)	Total contract revenues represent all revenues during the period (including the Operating Partnership’s share of net income from unconsolidated joint ventures), excluding adjustments for straight-lining of rents and the Operating Partnership’s share of straight-line rent adjustments from unconsolidated joint ventures. All interest income is excluded from segment amounts and is classified in Corporate & Other for all periods.
(b)	Total operating and interest expenses represent the sum of real estate taxes, utilities, operating services, general and administrative and interest expense. All interest expense (including for property-level mortgages) is excluded from segment amounts and classified in Corporate & Other for all periods.
(c)	Net operating income represents total contract revenues [as defined in Note (a)] less total operating and interest expenses [as defined in Note (b)] for the period.

(d)	Long-lived assets are comprised of total rental property, unbilled rents receivable and investments in unconsolidated joint ventures.
(e)	Corporate & Other represents all corporate-level items (including interest and other investment income, interest expense and non-property general and administrative expense) as well as intercompany eliminations necessary to reconcile to consolidated Operating Partnership totals.
(f)	Excludes $2,914 of adjustments for straight-lining of rents, $434 for rent adjustment on above/below market leases, and $146 for the Operating Partnership’s share of straight-line rent adjustments from unconsolidated joint ventures.
(g)	Excludes $3,230 of adjustments for straight-lining of rents and $949 for the Operating Partnership’s share of straight-line rent adjustments from unconsolidated joint ventures.
(h)	Excludes $5,962 of adjustments for straight-lining of rents, $447 for rent adjustment on above/below market leases, and $289 for the Operating Partnership’s share of straight-line rent adjustments from unconsolidated joint ventures.
(i)	Excludes $5,637 of adjustments for straight-lining of rents and $1,953 for the Operating Partnership’s share of straight-line rent adjustments from unconsolidated joint ventures.
(j)	Excludes $32,651 of depreciation and amortization.

(k)	Excludes $28,691 of depreciation and amortization.

(l)	Excludes $63,337 of depreciation and amortization.

(m)	Excludes $57,296 of depreciation and amortization.

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

On November 7, 2003, the FASB indefinitely deferred the classification and measurement provisions of SFAS No. 150 as they apply to certain mandatorily redeemable noncontrolling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. As of June 30, 2004, the deferral of certain provisions of FASB No. 150 is not expected to have a material impact on the Operating Partnership’s financial statements.

EITF 03-6
In March 2004, the Emerging Issues Task Force reached a final consensus regarding Issue 03-6, Participating Securities and the Two-Class Method under SFAS 128, (“EITF 03-6”). The issue addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that participate in dividends and earnings of the issuing entity. Such securities are contractually entitled to receive dividends when and if the entity declares dividends on common stock. The issue also provides further guidance on applying the two-class method of calculating earnings per share once it is determined that a security its participating. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This consensus is effective for the period ending June 30, 2004 and is applied by restating previously reported earnings per share. Upon adoption of EITF 03-6, the Operating Partnership determined that its Series B Preferred Units are participating securities, however, their classification as participating securities had no impact on the Operating Partnership's computation or presentation of basic or diluted EPU for all periods presented.

16.     SUBSEQUENT EVENTS

Property Sales
On August 5, 2004, the Operating Partnership entered into a purchase and sale agreement to sell 340 Mt. Kemble Avenue (known as Kemble Plaza I), a 387,000 square-foot office property located in Morris Township, Morris County, New Jersey. The sales price, pursuant to the agreement, is $77,000.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results Of Operations

GENERAL

The following discussion should be read in conjunction with the Consolidated Financial Statements of Mack-Cali Realty, L.P. and the notes thereto (collectively, the “Financial Statements”). Certain defined terms used herein have the meaning ascribed to them in the Financial Statements.

Executive Overview

Mack-Cali Realty Corporation is one of the largest real estate investment trusts (REITs) in the United States, with a total market capitalization of $4.8 billion at June 30, 2004. The Operating Partnership has been involved in all aspects of commercial real estate development, management and ownership for over 50 years. The Operating Partnership owns or has interests in 270 properties (collectively, the “Properties”), primarily class A office and office/flex buildings, totaling approximately 30.0 million square feet, leased to approximately 2,100 tenants. The properties are located primarily in suburban markets of the Northeast, some with adjacent, Operating Partnership-controlled developable land sites able to accommodate up to 9.0 million square feet of additional commercial space.

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

A failure to renew or execute new leases as current leases expire or to execute new leases with rental terms at or above the terms of in-place leases may be affected by several factors such as: (1) the local economic climate, which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors; and (2) local real estate conditions, such as oversupply of office and office/flex space or competition within the market.

As a result of the economic climate since 2001, substantially all of the real estate markets the Operating Partnership operates in materially softened. Demand for office space declined significantly and vacancy rates increased in each of the Operating Partnership’s core markets over the period. Through July 31, 2004, the Operating Partnership’s core markets continued to be weak. Principally on account of recent acquisitions, and occupancy gains outside of the Operating Partnership’s core markets, the percentage leased in the Operating Partnership’s consolidated portfolio of stabilized operating properties increased to 92.2 percent at June 30, 2004, as compared to 91.1 percent at March 31, 2004 and 91.5 percent at December 31, 2003. Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date. Excluded from percentage leased at June 30, 2004 is a non-strategic, non-core 318,224 square-foot property acquired through a deed in lieu of foreclosure, which was 71.1 percent leased at June 30, 2004. Leases that expired as of June 30, 2004, March 31, 2004 and December 31, 2003 aggregate 71,925, 31,291 and 143,059 square feet, respectively, or 0.3, 0.1 and 0.5 percentage of the net rentable square footage, respectively. Market rental rates have declined in most markets from peak levels in late 2000 and early 2001. Rental rates on the Operating Partnership’s space that was re-leased (based on first rents payable) during the three months ended June 30, 2004 decreased an average of 7.9 percent compared to rates that were in effect under expiring leases, as compared to a 7.7 percent decrease for the same period in 2003. The Operating Partnership believes that vacancy rates may continue to increase in most of its markets for the remainder of 2004. As a result, the Operating Partnership’s future earnings and cash flow may be negatively impacted.

The remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand:

  property transactions during the period;
  critical accounting policies and estimates;
  results of operations for the three and six month periods ended June 30, 2004 as compared to the same periods last year; and
  liquidity and capital resources.

Property Transactions in 2004

Thus far in 2004, the Operating Partnership acquired the following office properties:

Acquisition Date	Property/Address	Location	# of Bldgs.	Rentable Square Feet	Investment by Company (a) (in thousands)
04/14/04	5 Wood Hollow Road (b)	Parsippany, Morris County, NJ	1	317,040	$34,125
05/12/04	210 South 16th Street (c)	Omaha, Douglas County, NE	1	318,224	8,507
06/01/04	30 Knightsbridge Road (d)	Piscataway, Middlesex County, NJ	4	680,350	49,745
06/01/04	412 Mt. Kemble Avenue (d)	Morris Township, Morris County, NJ	1	475,100	40,300

Total Property Acquisitions:			7	1,790,714	$132,677

(a)	Amounts are as of June 30, 2004.
(b)	Transaction was funded primarily through borrowing on the Operating Partnership’s revolving credit facility.
(c)	Property was acquired through Operating Partnership’s receipt of a deed in lieu of foreclosure in satisfaction of the Operating Partnership’s mortgage note receivable, which was collateralized by the acquired property.
(d)	Properties were acquired from AT&T Corporation (“AT&T”), a tenant of the Operating Partnership, for cash and assumed obligations.

Land Acquisitions
On May 14, 2004, the Operating Partnership acquired approximately five acres of land in Plymouth Meeting, Montgomery County, Pennsylvania. Previously, the Operating Partnership leased this land parcel, upon which the Operating Partnership owns a 167,748 square-foot office building. The land was acquired for approximately $6,094.

On June 25, 2004, the Operating Partnership acquired approximately 59.9 acres of developable land located in West Windsor, Mercer County, New Jersey for approximately $20,572.

Critical Accounting Policies and Estimates

The Financial Statements have been prepared in conformity with generally accepted accounting principles. The preparation of the Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Financial Statements, and the reported amounts of revenues and expenses during the reported period. These estimates and assumptions are based on management’s historical experience that are believed to be reasonable at the time. However, because future events and their effects cannot be determined with certainty, the determination of estimates requires the exercise of judgment. The Operating Partnership’s critical accounting policies are those which require assumptions to be made about matters that are highly uncertain. Different estimates could have a material effect on the Operating Partnership’s financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions and circumstances.

Rental Property:
Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Interest capitalized by the Operating Partnership for the three months ended June 30, 2004 and 2003 was $0.9 million and $2.3 million, respectively, and $1.8 million and $4.7 million for the six months ended June 30, 2004 and 2003, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

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

RESULTS OF OPERATIONS: PERIOD-TO-PERIOD COMPARISIONS

The following comparisons for the three and six month periods ended June 30, 2004 (“2004”), as compared to the three and six month periods ended June 30, 2003 (“2003”), make reference to the following: (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Operating Partnership at March 31, 2003 (for the three-month period comparisons), and which represent all in-service properties owned by the Operating Partnership at December 31, 2002 (for the six-month period comparisons), excluding Dispositions as defined below; (ii) the effect of the “Acquired Properties,” which represents all properties acquired by the Operating Partnership or commencing initial operations from April 1, 2003 through June 30, 2004 (for the three-month period comparisons), and which represents all properties acquired by the Operating Partnership or commencing initial operations from January 1, 2003 through June 30, 2004 (for the six-month period comparisons); and (iii) the effect of the “Dispositions,” which represents results for each period for those rental properties either held for sale as of June 30, 2004, or sold by the Operating Partnership for the period from January 1, 2003 through June 30, 2004.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

	Three Months Ended June 30,
(dollars in thousands)	2004	2003	Dollar Change	Percent Change
Revenue from rental operations:
Base rents	$128,197	$125,201	$2,996	2.4%
Escalations and recoveries from tenants	16,036	13,915	2,121	15.2
Parking and other	2,492	3,247	(755)	(23.3)

Total revenues	146,725	142,363	4,362	3.1

Property expenses:
Real estate taxes	16,839	15,652	1,187	7.6
Utilities	9,775	9,133	642	7.0
Operating services	19,504	17,102	2,402	14.0

Sub-total	46,118	41,887	4,231	10.1

General and administrative	8,689	6,874	1,815	26.4
Depreciation and amortization	32,651	28,691	3,960	13.8
Interest expense	26,671	28,722	(2,051)	(7.1)
Interest income	(220)	(265)	45	17.0
Loss on early retirement of debt, net	--	970	(970)	(100.0)

Total expenses	113,909	106,879	7,030	6.6

Income from continuing operations before equity in
earnings of unconsolidated joint ventures	32,816	35,484	(2,668)	(7.5)
Equity in earnings of unconsolidated joint ventures, net	1,090	6,819	(5,729)	(84.0)
Gain on sale of investment in unconsolidated joint ventures	--	--	--	--

Income from continuing operations	33,906	42,303	(8,397)	(19.8)
Discontinued operations:
Income (loss) from discontinued operations	143	428	(285)	(66.6)
Realized gains (unrealized losses) on disposition of
rental property, net	(11,856)	--	(11,856)	--

Total discontinued operations, net	(11,713)	428	(12,141)	(2,836.7)

Net income	22,193	42,731	(20,538)	(48.1)
Preferred unit distributions	(4,409)	(4,589)	180	3.9

Net income available to common unitholders	$17,784	$38,142	$(20,358)	(53	.4)%

The following is a summary of the changes in revenue from rental operations and property expenses divided into Same-Store Properties, Acquired Properties and Dispositions (dollars in thousands):

	Total Operating Partnership		Same-Store Properties			Acquired Properties		Dispositions
	Dollar Change	Percent Change	Dollar Change	Percent Change		Dollar Change	Percent Change	Dollar Change	Percent Change
Revenue from rental operations:
Base rents	$2,996	2.4%	$(804)	(0	.6)%	$3,800	3.0%	$--	--%
Escalations and recoveries
from tenants	2,121	15.2	1,845	13.3		276	1.9	--	--
Parking and other	(755)	(23.3)	(765)	(23.6)		10	0.3	--	--

Total	$4,362	3.1%	$276	0.2%		$4,086	2.9%	$--	--%

Property expenses:
Real estate taxes	$1,187	7.6%	$827	5.3%		$360	2.3%	$--	--%
Utilities	642	7.0	469	5.1		173	1.9	--	--
Operating services	2,402	14.0	2,068	12.1		334	2.0	--	--

Total	$4,231	10.1%	$3,364	8.0%		$867	2.1%	$--	--%

OTHER DATA:
Number of Consolidated Properties
(excluding properties held for sale):	260		250			10		--
Square feet (in thousands)	28,111		26,118			1,993		--

Base rents for the Same-Store Properties decreased $0.8 million, or 0.6 percent, for 2004 as compared to 2003, due primarily to decreases in rental rates at the properties in 2004 from 2003. Escalations and recoveries from tenants for the Same-Store Properties increased $1.8 million, or 13.3 percent, for 2004 over 2003, due primarily to an increased amount of total property expenses in 2004. Parking and other income for the Same-Store Properties decreased $0.8 million, or 23.6 percent, due primarily to a decrease in lease termination fees in 2004.

Real estate taxes on the Same-Store Properties increased $0.8 million, or 5.3 percent, for 2004 as compared to 2003, due primarily to property tax rate increases in certain municipalities in 2004, partially offset by lower assessments on certain properties in 2004. Utilities for the Same-Store Properties increased $0.5 million, or 5.1 percent, for 2004 as compared to 2003, due primarily to increased electric rates in 2004. Operating services for the Same-Store Properties increased $2.1 million, or 12.1 percent, due primarily to increased property management salaries and related expenses of $1.3 million and repairs and maintenance expenses of $0.7 million in 2004 as compared to 2003.

General and administrative increased by $1.8 million, or 26.4 percent, for 2004 as compared to 2003. This increase was due primarily to compensation costs incurred in connection with the 2004 resignation of the Corporation’s president of $1.3 million and an increase in salaries and related expenses of $0.3 million in 2004 as compared to 2003.

Depreciation and amortization increased by $4.0 million, or 13.8 percent, for 2004 over 2003. Of this increase, $2.7 million, or 9.5 percent, is attributable to the Same-Store Properties, and $1.3 million, or 4.3 percent, is due to the Acquired Properties.

Interest expense decreased $2.1 million, or 7.1 percent, for 2004 as compared to 2003. This decrease was due primarily to lower debt balances in 2004, as well as lower interest rates in 2004 over 2003, partially on account of lower interest rate unsecured notes issued in 2004, and repayment of higher interest rate notes.

Interest income decreased $45,000, or 17.0 percent, for 2004 as compared to 2003. This decrease was due primarily to lower average cash balances in 2004.

Loss on early retirement of debt, net, amounted to $1.0 million in 2003, which was due to costs incurred with the exchange in 2003 of $25.0 million face amount of 7.18 percent senior unsecured notes due December 31, 2003 for $26.1 million face amount of 5.82 percent senior unsecured notes due March 15, 2013, with interest payable semi-annually in arrears.

Equity in earnings of unconsolidated joint ventures decreased $5.7 million, or 84.0 percent, for 2004 as compared to 2003. The decrease was due primarily to the sale of the Operating Partnership’s interest in the American Financial Exchange in late 2003 resulting in a reduction of $4.0 million in 2004 and a reduction of $1.8 million as a result of the sale in 2003 of a property in Anaheim, California, partially offset by an increase from operations of the Hyatt hotel at Harborside South Pier of $0.7 million for 2004, as compared to 2003.

Income from continuing operations before equity in earnings of unconsolidated joint ventures decreased to $32.8 million in 2004 from $35.5 million in 2003. The decrease of approximately $2.7 million is due to the factors discussed above.

Net income available to common unitholders decreased by $20.3 million, from $38.1 million in 2003 to $17.8 million in 2004. This decrease was the result of unrealized loss on disposition of rental property of $11.9 million in 2004 related to three Texas properties held for sale at June 30, 2004, a decrease in equity in earnings of unconsolidated joint ventures of $5.7 million, a decrease in income from continuing operations before equity in earnings of unconsolidated joint ventures of approximately $2.7 million and a decrease in income from discontinued operations of approximately $0.2 million. These were partially offset by a decrease in preferred unit distributions paid of $0.2 million.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

	Six Months Ended June 30,
(dollars in thousands)	2004	2003	Dollar Change	Percent Change
Revenue from rental operations:
Base rents	$253,152	$248,395	$4,757		1.9%
Escalations and recoveries from tenants	31,571	29,382	2,189		7.5
Parking and other	5,965	9,070	(3,105)		(34.2)

Total revenues	290,688	286,847	3,841		1.3

Property expenses:
Real estate taxes	33,433	31,094	2,339		7.5
Utilities	20,954	19,618	1,336		6.8
Operating services	37,131	36,573	558		1.5

Sub-total	91,518	87,285	4,233		4.8

General and administrative	15,096	13,605	1,491		11.0
Depreciation and amortization	63,337	57,295	6,042		10.5
Interest expense	55,867	58,233	(2,366)		(4.1)
Interest income	(940)	(591)	(349)		(59.1)
Loss on early retirement of debt, net	--	2,372	(2,372)		(100.0)

Total expenses	224,878	218,199	6,679		3.1

Income from continuing operations before equity in
earnings of unconsolidated joint ventures	65,810	68,648	(2,838)		(4.1)
Equity in earnings of unconsolidated joint ventures, net	1,267	9,199	(7,932)		(86.2)
Gain on sale of investment in unconsolidated joint ventures	720	--	720		--

Income from continuing operations	67,797	77,847	(10,050)		(12.9)
Discontinued operations:
Income (loss) from discontinued operations	414	1,559	(1,145)		(73.4)
Realized gains (unrealized losses) on disposition of
rental property, net	(11,856)	1,324	(13,180)		(995.5)

Total discontinued operations, net	(11,442)	2,883	(14,325)		(496.9)

Net income	56,355	80,730	(24,375)		(30.2)
Preferred unit distributions	(8,818)	(8,514)	(304)		3.6

Net income available to common unitholders	$47,537	$72,216	$(24,679)	(34	.2)%

The following is a summary of the changes in revenue from rental operations and property expenses divided into Same-Store Properties, Acquired Properties and Dispositions (dollars in thousands):

	Total Operating Partnership		Same-Store Properties			Acquired Properties		Dispositions
	Dollar Change	Percent Change	Dollar Change	Percent Change		Dollar Change	Percent Change	Dollar Change	Percent Change
Revenue from rental operations:
Base rents	$4,757	1.9%	$267	0.1%		$4,490	1.8%	$--	--%
Escalations and recoveries
from tenants	2,189	7.5	1,874	6.4		315	1.1	--	--
Parking and other	(3,105)	(34.2)	(3,114)	(34.3)		9	0.1	--	--

Total	$3,841	1.3%	$(973)	(0	.3)%	$4,814	1.6%	$--	--%

Property expenses:
Real estate taxes	$2,339	7.5%	$1,833	5.9%		$506	1.6%	$--	--%
Utilities	1,336	6.8	1,058	5.4		278	1.4	--	--
Operating services	558	1.5	45	0.1		513	1.4	--	--

Total	$4,233	4.8%	$2,936	3.3%		$1,297	1.5%	$--	--%

OTHER DATA:
Number of Consolidated Properties
(excluding properties held for sale):	260		250			10		--
Square feet (in thousands)	28,111		26,118			1,993		--

Base rents for the Same-Store Properties increased $0.3 million, or 0.1 percent, for 2004 as compared to 2003, due primarily to increases in occupancies at the properties in 2004 from 2003. Escalations and recoveries from tenants for the Same-Store Properties increased $1.9 million, or 6.4 percent, for 2004 over 2003, due primarily to an increased amount of total property expenses in 2004. Parking and other income for the Same-Store Properties decreased $3.1 million, or 34.3 percent, due primarily to a decrease in lease termination fees in 2004.

Real estate taxes on the Same-Store Properties increased $1.8 million, or 5.9 percent, for 2004 as compared to 2003, due primarily to property tax rate increases in certain municipalities in 2004, partially offset by lower assessments on certain properties in 2004. Utilities for the Same-Store Properties increased $1.1 million, or 5.4 percent, for 2004 as compared to 2003, due primarily to increased electric rates in 2004. Operating services for the Same-Store Properties increased $45,000, or 0.1 percent, due primarily to higher insurance costs in 2004 as compared to 2003.

General and administrative increased by $1.5 million, or 11.0 percent, for 2004 as compared to 2003. This increase was due primarily to compensation costs incurred in connection with the 2004 resignation of the Corporation’s president of $1.3 million and an increase in salaries and related expenses of $0.6 million in 2004, partially offset by a decrease in professional fees of $0.3 million in 2004 as compared to 2003.

Depreciation and amortization increased by $6.0 million, or 10.5 percent, for 2004 over 2003. Of this increase, $4.5 million, or 7.9 percent, is attributable to the Same-Store Properties, and $1.5 million, or 2.6 percent, is due to the Acquired Properties.

Interest expense decreased $2.4 million, or 4.1 percent, for 2004 as compared to 2003. This decrease was due primarily to lower debt balances in 2004, as well as lower interest rates in 2004 over 2003, partially on account of lower interest rate unsecured notes issued in and repayment of higher interest rate notes in 2004.

Interest income increased $0.4 million, or 59.1 percent, for 2004 as compared to 2003. This increase was due primarily to higher average cash balances in 2004.

Loss on early retirement of debt, net, amounted to $2.4 million in 2003, which was due to costs incurred with the exchange in 2003 of $25.0 million face amount of 7.18 percent senior unsecured notes due December 31, 2003 for $26.1 million face amount of 5.82 percent senior unsecured notes due March 15, 2013, with interest payable semi-annually in arrears.

Equity in earnings of unconsolidated joint ventures decreased $7.9 million, or 86.2 percent, for 2004 as compared to 2003. The decrease was due primarily to the sale of the Operating Partnership’s interest in the American Financial Exchange in late 2003 resulting in a reduction of $8.2 million in 2004 and a reduction of $1.0 million as a result of the sale in 2003 of a property in Anaheim, California, partially offset by an increase from operations of the Hyatt hotel at Harborside South Pier of $1.7 million for 2004, as compared to 2003 and an increase in 2004 from Ramland Realty due to the write-off of a tenant receivable of $1.0 million in 2003.

Income from continuing operations before equity in earnings of unconsolidated joint ventures decreased to $65.8 million in 2004 from $68.6 million in 2003. The decrease of approximately $2.8 million is due to the factors discussed above.

Net income available to common unitholders decreased by $24.7 million, from $72.2 million in 2003 to $47.5 million in 2004. This decrease was the result of unrealized loss on disposition of rental property of $11.9 million in 2004 related to three Texas properties held for sale at June 30, 2004, a decrease in equity in earnings of unconsolidated joint ventures of $7.9 million, a decrease in income from continuing operations before equity in earnings of unconsolidated joint ventures of approximately $2.8 million, an increase in unit distributions of $0.3 million in 2004, a realized gain on disposition of rental property of $1.3 million in 2003, and a decrease in income from discontinued operations of $1.2 million. These were partially offset by a gain on sale of investment in unconsolidated joint ventures of $0.7 million (resulting from the receipt of additional contingent purchase consideration from the Harborside North Pier sale).

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

REIT Restrictions:
To maintain its qualification as a REIT, the Corporation must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. Moreover, the Corporation intends to continue to make regular quarterly distributions to its common stockholders which, based upon current policy, in the aggregate would equal approximately $152.8 million on an annualized basis. However, any such distribution, whether for federal income tax purposes or otherwise, would only be paid out of available cash, including borrowings and other sources, after meeting operating requirements, preferred stock and unit dividends and distributions, and scheduled debt service on the Operating Partnership’s debt.

Property Lock-Ups:
The Operating Partnership may not dispose of or distribute certain of its properties, currently comprising 141 properties with an aggregate net book value of approximately $1.8 billion, which were originally contributed by members of either the Mack Group (which includes William L. Mack, Chairman of the Corporation’s Board of Directors; David S. Mack, a director of the Corporation, Earle I. Mack, a former director of the Corporation; and Mitchell E. Hersh, president, chief executive officer and director of the Corporation), the Robert Martin Group (which includes Robert F. Weinberg, a director of the Corporation; Martin S. Berger, a former director of the Corporation; and Timothy M. Jones, former president of the Corporation), or the Cali Group (which includes John J. Cali, a former director of the Corporation and John R. Cali, a director of the Corporation) without the express written consent of a representative of the Mack Group, the Robert Martin Group or the Cali Group, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate Mack Group, Robert Martin Group or Cali Group members for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”). The aforementioned restrictions do not apply in the event that the Operating Partnership sells all of its properties or in connection with a sale transaction which the Corporation’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Operating Partnership or the Corporation or to cure any material monetary default on any mortgage secured by a property. The Property Lock-Ups expire periodically through 2008. Upon the expiration of the Property Lock-Ups, the Operating Partnership is required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate Mack Group, Robert Martin Group or Cali Group members.

Unencumbered Properties:
As of June 30, 2004, the Operating Partnership had 241 unencumbered properties, totaling 23.0 million square feet, representing 79.9 percent of the Operating Partnership’s total portfolio on a square footage basis.

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

Cash Flows

Cash and cash equivalents decreased by $70.4 million to $7.9 million at June 30, 2004, compared to $78.3 million at December 31, 2003. This decrease was the net result of $107.7 million provided by operating activities, which was offset by: (1) $107.2 million used in investing activities (consisting primarily of $95.9 million used for additions to rental property, $15.8 million for investments in unconsolidated joint ventures, and $9.7 million for the funding of a note receivable); and (2) approximately $70.9 million used for financing activities (consisting primarily of $300.0 million used for the repayment of senior unsecured notes, $211.5 million for the repayment of borrowings under the Operating Partnership’s unsecured credit facility, and $94.3 million for the payment of dividends and distributions, partially offset by $202.3 million in proceeds from the sale of senior unsecured notes, $310.5 million from borrowings under the unsecured credit facility, and $38.2 million in proceeds received from stock options and warrants exercised.)

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

Summary of Debt:
The following is a breakdown of the Operating Partnership’s debt between fixed and floating-rate financing:

	Balance ($000’s)	% of Total	Weighted Average Interest Rate (a)	Weighted Average Maturity in Years
Fixed Rate Unsecured Debt	$1,030,702	60.83%	6.80%	7.09
Fixed Rate Secured Debt and
other obligations	532,645	31.43%	6.76%	2.17
Variable Rate Unsecured Debt	98,975	5.84%	1.93%	1.24
Variable Rate Secured Debt	32,178	1.90%	1.83%	4.58

Totals/Weighted Average:	$1,694,500	100.0%	6.41%	5.15

Debt Maturities:
Scheduled principal payments and related weighted average annual interest rates for the Operating Partnership’s debt as of June 30, 2004 are as follows:

Period	Scheduled Amortization ($000's)	Principal Maturities ($000's)	Total ($000's)	Weighted Avg. Interest Rate of Future Repayments (a)
2004	$14,131	$--	$14,131	5.58%
2005	23,897	352,224	376,121	5.66%
2006	17,940	144,642	162,582	7.10%
2007	17,231	9,364	26,595	5.70%
2008	16,544	--	16,544	4.97%
Thereafter	8,822	1,098,320	1,107,142	6.64%

Sub-total	98,565	1,604,550	1,703,115	6.41%
Adjustment for unamortized debt
discount/premium, net, as of
June 30, 2004	(8,615)	--	(8,615)	--

Totals/Weighted Average	$89,950	$1,604,550	$1,694,500	6.41%

(a)	Actual weighted average LIBOR contract rates relating to the Operating Partnership’s outstanding debt as of June 30, 2004 of 1.22 percent was used in calculating revolving credit facility and other variable rate debt interest rates.

Senior Unsecured Notes:
The terms of the Operating Partnership’s senior unsecured notes (which totaled approximately $1.0 billion as of June 30, 2004), include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

Unsecured Revolving Credit Facility:
On September 27, 2002, the Operating Partnership obtained an unsecured revolving credit facility with a current borrowing capacity of $600.0 million from a group of 15 lenders. As of June 30, 2004, the Operating Partnership had $99.0 million of outstanding borrowings under its unsecured revolving credit facility.

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

The terms of the unsecured facility include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties (to the extent that: (i) such property dispositions cause the Operating Partnership to default on any of the financial ratios of the facility described below, or (ii) the property dispositions are completed while the Operating Partnership is under an event of default under the facility, unless, under certain circumstances, such disposition is being carried out to cure such default), and which require compliance with financial ratios relating to the maximum leverage ratio, the maximum amount of secured indebtedness, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations. The dividend restriction referred to above provides that, except to enable the Operating Partnership to continue to qualify as a REIT under the Code, the Corporation will not during any four consecutive fiscal quarters make distributions with respect to common stock or other common equity interests in an aggregate amount in excess of 90 percent of funds from operations (as defined in the facility agreement) for such period, subject to certain other adjustments.

Mortgages, Loans Payable and Other Obligations:
The Operating Partnership has mortgages, loans payable and other obligations which consist of various loans collateralized by certain of the Operating Partnership’s rental properties. Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

Debt Strategy:
The Operating Partnership does not intend to reserve funds to retire the Operating Partnership’s senior unsecured notes or its mortgages, loans payable and other obligations upon maturity. Instead, the Operating Partnership will seek to refinance such debt at maturity or retire such debt through the issuance of additional debt securities or equity securities of the Corporation on or before the applicable maturity dates. If it cannot raise sufficient proceeds to retire the maturing debt, the Operating Partnership may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility. As of June 30, 2004, the Operating Partnership had $99 million of outstanding borrowings under its $600 million unsecured revolving credit facility. The Operating Partnership is reviewing various refinancing options, including the purchase of its senior unsecured notes in privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt, preferred stock of the Corporation, and/or obtaining additional mortgage debt, some or all of which may be completed during 2004. The Operating Partnership anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Operating Partnership’s capital and liquidity needs both in the short and long-term. However, if these sources of funds are insufficient or unavailable, the Operating Partnership’s ability to make the expected distributions discussed below may be adversely affected.

Equity Financing and Registration Statements

Equity Activity:
The following table presents the changes in the Corporation’s issued and outstanding shares of Common Stock and the Operating Partnership’s common units and preferred units (as converted) since December 31, 2003:

	Common Stock	Common Units	Preferred Units, as Converted (a)	Total
Outstanding at December 31, 2003	59,420,484	7,795,498	6,205,425	73,421,407
Stock options exercised	1,040,654	--	--	1,040,654
Stock warrants exercised	149,250	--	--	149,250
Common units redeemed for Common Stock	6,750	(6,750)	--	--
Shares issued under Dividend Reinvestment
and Stock Purchase Plan	6,689	--	--	6,689
Restricted shares canceled, net of issuances	(17,284)	--	--	(17,284)

Outstanding at June 30, 2004	60,606,543	7,788,748	6,205,425	74,600,716

(a)	Assumes the conversion of 215,018 Series B preferred units into 6,205,425 common units.

Share Repurchase Program:
On September 13, 2000, the Board of Directors authorized an increase to the Corporation’s repurchase program under which the Corporation was permitted to purchase up to an additional $150.0 million of the Corporation’s outstanding common stock (“Repurchase Program”). From that date through its last purchases on January 10, 2003, the Corporation purchased and retired, under the Repurchase Program, 3.7 million shares of its outstanding common stock for an aggregate cost of approximately $104.5 million. Concurrent with these purchases, the Corporation sold to the Operating Partnership 3.7 million shares of its outstanding common units for an aggregate cost of approximately $104.5 million. The Corporation has a remaining authorization to repurchase up to an additional $45.5 million of its outstanding common stock, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

Shelf Registration Statements:
The Corporation has an effective shelf registration statement on Form S-3 with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock and warrants of the Corporation, under which no securities have been issued. On June 30, 2004 the Corporation filed post-effective amendment no. 1 to this shelf registration statement adding depositary shares and otherwise updating the disclosures contained therein. Such post-effective amendment was declared effective by the SEC on July 12, 2004.

The Corporation and the Operating Partnership also have an effective shelf registration statement on Form S-3 (the “Original Joint Shelf”) with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares and guarantees of the Corporation and debt securities of the Operating Partnership, under which $1,425,283,478 of securities have been issued. As of June 30, 2004, there was $574,716,522 of remaining availability under the Original Joint Shelf. On June 30, 2004, the Corporation and the Operating Partnership filed a new shelf registration statement on Form S-3 (the “New Joint Shelf”) with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the Corporation and debt securities of the Operating Partnership. Pursuant to Rule 429 under the Securities Act, the New Joint Shelf is a combined registration statement which constitutes post-effective amendment no. 1 to the Original Joint Shelf, and the $2.5 billion available for issuance under the New Joint Shelf includes the $574,716,522 of remaining availability under the Original Joint Shelf. The New Joint Shelf was declared effective by the SEC on July 22, 2004.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt:
The debt of the Operating Partnership’s unconsolidated joint ventures aggregating $128.3 million is non-recourse to the Operating Partnership except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations. The Operating Partnership has severally guaranteed repayment of approximately $10,000 on a mortgage at the Harborside South Pier joint venture. The Operating Partnership has also posted an $8.0 million letter of credit in support of the Harborside South Pier joint venture, $4.0 million of which is indemnified by Hyatt.

The Operating Partnership’s off-balance sheet arrangements are further discussed in Note 4: “Investments in Unconsolidated Joint Ventures” to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Operating Partnership’s debt, PILOT agreements, and ground lease agreements (dollars in thousands):

			Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	6 - 10 years	After 10 years
Senior unsecured notes	$1,030,702	--	--	$298,894	$731,808	--
Revolving credit facility	98,975	--	$98,975	--	--	--
Mortgages, loans payable
and other obligations	564,823	$187,135	236,978	103,039	37,671	--
Payments in lieu of taxes (PILOT)	97,119	6,084	12,444	8,916	24,761	44,914
Ground lease payments	23,020	538	1,577	1,018	2,576	17,311

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

Legal Proceedings:
On February 12, 2003, the New Jersey Sports and Exposition Authority (“NJSEA”) selected The Mills Corporation (“Mills”) and the Operating Partnership to redevelop the Continental Airlines Arena site (“Arena Site”) for mixed uses, including retail. Hartz Mountain Industries, Inc. (“Hartz”) has challenged the NJSEA’s selection. The NJSEA denied its protest. Westfield America, Inc. (“Westfield”) also protested the NJSEA’s selection of Mills and the Operating Partnership. Westfield’s protest was also denied by the NJSEA. Hartz and Westfield have appealed the denial of their protest. Hartz and Westfield also have appealed the NJSEA’s execution of the Final Redevelopment Agreement for the Arena Site. Four citizens, Elliot Braha, Richard DeLauro, George Perry and Carol Coronato, have also filed lawsuits challenging the NJSEA award to Mills and the Operating Partnership. On May 14, 2004, the Superior Court of New Jersey, Appellate Division, which has jurisdiction of all of the cases, issued an order deciding certain of the issues presented by the cases. The Appellate Division determined that the NJSEA had the statutory authority to develop the Arena Site for mixed uses, including retail, that the NJSEA, in selecting Mills and the Operating Partnership, did not have to utilize a traditional low bid procurement process, and that the NJSEA complied with the Open Public Meetings Act (“OPMA”) in considering and making its selection. The Appellate Division remanded Hartz’s claims for relief under the Open Public Records Act (“OPRA”). Hartz thereafter petitioned the Supreme Court of New Jersey for certification of the Appellate Division’s decision. That petition remains pending undecided as of this date. Also, still pending in the Appellate Division are five other appeals — two by Hartz, two by Westfield and one by Braha, challenging the NJSEA’s selection of redevelopment proposal of Mills and the Operating Partnership. The Operating Partnership believes that its proposal fully complied with applicable laws and the request for proposals, and plans to vigorously enforce its rights concerning this project. The Operating Partnership does not believe that the ultimate resolution of this matter will have a material adverse effect on the Operating Partnership’s financial condition taken as a whole.

On August 2, 2004, Hartz filed an application with the Superior Court of New Jersey, Law Division - Bergen County seeking to halt certain utility relocation work at the Arena Site. The Court has asked all parties to brief the issues referenced in the application. The Operating Partnership is confident that the work being performed at the Arena Site is properly authorized.

On May 8, 2003, an adversary proceeding arising out of the bankruptcy of Broadband Office, Inc. (“BBO”) was commenced by BBO and the Official Committee of Unsecured Creditors of BBO (“Plaintiffs”) in the United States Bankruptcy Court for the District of Delaware. On August 25, 2003, the Plaintiffs filed an Amended Complaint. As amended, the Complaint names as defendants the Operating Partnership, the chief executive officer of the Corporation, and certain alleged affiliates of the Operating Partnership (the “Mack-Cali Defendants”). Also named as defendants are seven other real estate investment trusts or partnerships (“REITs”) that invested in BBO and the eight individuals designated by the REITs to serve on the Board of Directors of BBO. Plaintiffs assert, among other things, that the Mack-Cali Defendants breached fiduciary duties to BBO, its minority shareholders (other than the REITs) and its creditors by approving a spin-off of BBO’s assets to a newly created entity, and approving the sale of BBO’s remaining assets to Yipes, Inc., both for allegedly inadequate consideration. Plaintiffs seek an unspecified amount of compensatory and punitive damages in connection with their fiduciary duty claims. In addition, Plaintiffs seek to avoid all payments and other transfers made to the Mack-Cali Defendants within one year of BBO’s bankruptcy filing under various provisions of the Bankruptcy Code, and to obtain “turnover” of certain property under Section 542(b) of the Code. On July 8, 2003, the district court withdrew the reference of this proceeding to the bankruptcy court, and the action is now pending in the United States District Court for the District of Delaware. The Mack-Cali Defendants have denied the claims asserted in the Amended Complaint, and believe they have substantial defenses to the claims asserted against them. In the second quarter of 2004, the parties reached an agreement to settle this action which is subject to court approvals. The Operating Partnership paid approximately $175,000 in such settlement, which is included in general and administrative expense for the three and six month periods ended June 30, 2004. The Operating Partnership does not believe that the ultimate resolution of this matter will have a material adverse effect on the Operating Partnership’s financial condition taken as a whole.

Inflation

The Operating Partnership’s leases with the majority of its tenants provide for recoveries and escalation charges based upon the tenant’s proportionate share of, and/or increases in, real estate taxes and certain operating costs, which reduce the Operating Partnership’s exposure to increases in operating costs resulting from inflation.

Disclosure Regarding Forward-Looking Statements

The Operating Partnership considers portions of the information presented herein to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Operating Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Such forward-looking statements relate to, without limitation, the Operating Partnership’s future economic performance, plans and objectives for future operations and projections of revenue and other financial items. Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “continue,” or comparable terminology. Although the Operating Partnership believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, it can give no assurance that its expectations will be achieved. Forward-looking statements are inherently subject to certain risks, trends and uncertainties, many of which the Operating Partnership cannot predict with accuracy and some of which the Operating Partnership might not even anticipate. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Among the risks, trends and uncertainties are changes in the general economic conditions, including those affecting industries in which the Operating Partnership’s principal tenants compete; any failure of the general economy to recover timely from the current economic downturn; the extent of any tenant bankruptcies; the Operating Partnership’s ability to lease or re-lease space at current or anticipated rents; changes in the supply of and demand for office, office/flex and industrial/warehouse properties; changes in interest rate levels; changes in operating costs; the Operating Partnership’s ability to obtain adequate insurance, including coverage for terrorist acts; the availability of financing; and other risks associated with the development and acquisition of properties, including risks that the development may not be completed on schedule, that the tenants will not take occupancy or pay rent, or that development or operating costs may be greater than anticipated. For further information on factors which could impact the Operating Partnership and the statements contained herein, see the “Risk Factors” section of the Operating Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The Operating Partnership assumes no obligation to update and supplement forward-looking statements that become untrue because of subsequent events, new information or otherwise.

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

Approximately $1.6 billion of the Operating Partnership’s long-term debt and other obligations bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rates on the variable rate debt as of June 30, 2004 was LIBOR plus 65 to 70 basis points.

June 30, 2004	Maturity Date
Debt including current portion	7/1/04 - 12/31/04	2005	2006	2007	2008	Thereafter	Total	Fair Value
Fixed Rate	$12,827	$275,913	$161,543	$25,556	$15,505	$1,072,003	$1,563,347	$1,642,701
Average Interest Rate	5.58%	6.99%	7.10%	5.70%	4.97%	6.70%	6.79%

Variable Rate		$98,975				$32,178	$131,153	$131,153

While the Operating Partnership has not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in losses to the Operating Partnership which could adversely affect its operating results and liquidity.

Item 4.        Controls and Procedures

        Disclosure Controls and Procedures. The Operating Partnership’s management, with the participation of the Corporation’s president and chief executive officer and chief financial officer, has evaluated the effectiveness of the Operating Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Corporation’s president and chief executive officer and chief financial officer have concluded that, as of the end of such period, the Operating Partnership’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Operating Partnership in the reports that it files or submits under the Exchange Act.

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

MACK-CALI REALTY, L.P.

Part II – Other Information

Item 1.        Legal Proceedings

On February 12, 2003, the New Jersey Sports and Exposition Authority (“NJSEA”) selected The Mills Corporation (“Mills”) and the Operating Partnership to redevelop the Continental Airlines Arena site (“Arena Site”) for mixed uses, including retail. Hartz Mountain Industries, Inc. (“Hartz”) has challenged the NJSEA’s selection. The NJSEA denied its protest. Westfield America, Inc. (“Westfield”) also protested the NJSEA’s selection of Mills and the Operating Partnership. Westfield’s protest was also denied by the NJSEA. Hartz and Westfield have appealed the denial of their protest. Hartz and Westfield also have appealed the NJSEA’s execution of the Final Redevelopment Agreement for the Arena Site. Four citizens, Elliot Braha, Richard DeLauro, George Perry and Carol Coronato, have also filed lawsuits challenging the NJSEA award to Mills and the Operating Partnership. On May 14, 2004, the Superior Court of New Jersey, Appellate Division, which has jurisdiction of all of the cases, issued an order deciding certain of the issues presented by the cases. The Appellate Division determined that the NJSEA had the statutory authority to develop the Arena Site for mixed uses, including retail, that the NJSEA, in selecting Mills and the Operating Partnership, did not have to utilize a traditional low bid procurement process, and that the NJSEA complied with the Open Public Meetings Act (“OPMA”) in considering and making its selection. The Appellate Division remanded Hartz’s claims for relief under the Open Public Records Act (“OPRA”). Hartz thereafter petitioned the Supreme Court of New Jersey for certification of the Appellate Division’s decision. That petition remains pending undecided as of this date. Also, still pending in the Appellate Division are five other appeals — two by Hartz, two by Westfield and one by Braha, challenging the NJSEA’s selection of redevelopment proposal of Mills and the Operating Partnership. The Operating Partnership believes that its proposal fully complied with applicable laws and the request for proposals, and plans to vigorously enforce its rights concerning this project. The Operating Partnership does not believe that the ultimate resolution of this matter will have a material adverse effect on the Operating Partnership’s financial condition taken as a whole.

On August 2, 2004, Hartz filed an application with the Superior Court of New Jersey, Law Division - Bergen County seeking to halt certain utility relocation work at the Arena Site. The Court has asked all parties to brief the issues referenced in the application. The Operating Partnership is confident that the work being performed at the Arena Site is properly authorized.

On May 8, 2003, an adversary proceeding arising out of the bankruptcy of Broadband Office, Inc. (“BBO”) was commenced by BBO and the Official Committee of Unsecured Creditors of BBO (“Plaintiffs”) in the United States Bankruptcy Court for the District of Delaware. On August 25, 2003, the Plaintiffs filed an Amended Complaint. As amended, the Complaint names as defendants the Operating Partnership, the chief executive officer of the Corporation, and certain alleged affiliates of the Operating Partnership (the “Mack-Cali Defendants”). Also named as defendants are seven other real estate investment trusts or partnerships (“REITs”) that invested in BBO and the eight individuals designated by the REITs to serve on the Board of Directors of BBO. Plaintiffs assert, among other things, that the Mack-Cali Defendants breached fiduciary duties to BBO, its minority shareholders (other than the REITs) and its creditors by approving a spin-off of BBO’s assets to a newly created entity, and approving the sale of BBO’s remaining assets to Yipes, Inc., both for allegedly inadequate consideration. Plaintiffs seek an unspecified amount of compensatory and punitive damages in connection with their fiduciary duty claims. In addition, Plaintiffs seek to avoid all payments and other transfers made to the Mack-Cali Defendants within one year of BBO’s bankruptcy filing under various provisions of the Bankruptcy Code, and to obtain “turnover” of certain property under Section 542(b) of the Bankruptcy Code. On July 8, 2003, the district court withdrew the reference of this proceeding to the bankruptcy court, and the action is now pending in the United States District Court for the District of Delaware. The Mack-Cali Defendants have denied the claims asserted in the Amended Complaint, and believe they have substantial defenses to the claims asserted against them. In the second quarter of 2004, the parties reached an agreement to settle this action which is subject to court approvals. The Operating Partnership paid approximately $175,000 in such settlement, which is included in general and administrative expense for the three and six month periods ended June 30, 2004. The Operating Partnership does not believe that the ultimate resolution of this matter will have a material adverse effect on the Operating Partnership’s financial condition taken as a whole

There are no other material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Operating Partnership is a party or to which any of the Properties is subject.

MACK-CALI REALTY, L.P.

Part II – Other Information (continued)

Item 2.        Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)                Not Applicable.

(b)                Not Applicable.

(c)                COMMON UNITS

During the three months ended June 30, 2004, the Corporation issued 750 shares of common stock to a holder of common units in the Operating Partnership upon the redemption of such common units in a private offering pursuant to Section 4(2) of the Securities Act. The holder of the common units was a limited partner of the Operating Partnership and an accredited investor under Rule 501 of the Securities Act. The common units were converted into an equal number of shares of common stock. The Corporation has registered the resale of such shares under the Securities Act.

(d)                Not Applicable.

(e)                None.

Item 3.        Defaults Upon Senior Securities

                     Not Applicable.

Item 4.        Submission of Matters to a Vote of Security Holders

On May 20, 2004, the Corporation held its Annual Meeting of Stockholders to elect four directors to the Board of Directors of the Corporation, among other things. At the Annual Meeting, the Corporation’s stockholders elected the following Class I directors to serve until the Annual Meeting of Stockholders to be held in 2007: Alan S. Bernikow (Number of shares for: 54,103,930, Number of shares against: 1,305,090), Martin D. Gruss (Number of shares for: 50,821,873, Number of shares against: 4,587,147), Vincent Tese (Number of shares for: 51,933,191, Number of shares against: 3,475,829) and Roy J. Zuckerberg (Number of shares for: 50,569,908, Number of shares against: 4,839,112). Pursuant to an agreement between Martin S. Berger and Robert F. Weinberg and effective immediately following the Annual Meeting, Mr. Berger resigned from the Board of Directors of the Corporation and Mr. Weinberg assumed Mr. Berger’s seat on the Board of Directors, having been qualified and appointed by the Board of Directors. The Board of Directors also appointed Mr. Bernikow to serve as chairman of the Audit Committee.

At the Annual Meeting, the Corporation’s stockholders also voted upon and approved the ratification of the appointment of PricewaterhouseCoopers LLP, independent auditors, as the Corporation’s independent auditors for the ensuing year (Number of shares for: 54,467,440, Number of shares against: 861,595, Number of shares abstained: 79,985, Number of broker non-votes: 0). In addition, at the Annual Meeting the Corporation’s stockholders voted upon and adopted the Mack-Cali Realty Corporation 2004 Incentive Stock Plan to provide for the issuance of stock options, stock appreciation rights, restricted stock and phantom stock units to key employees, consultants, advisors and non-employee members of the Board of Directors or Advisory Board of the Corporation (Number of shares for: 40,578,892, Number of shares against: 6,460,329, Number of shares abstained: 224,805, Number of broker non-votes: 0). At the Annual Meeting, the Corporation’s stockholders also voted against a shareholder proposal requiring the Corporation to adopt certain corporate governance policies and procedures in connection with related party transactions (Number of shares for: 2,540,072, Number of shares against: 44,289,966, Number of shares abstained: 433,988, Number of broker non-votes: 0).

Item 5.        Other Information

                     Not Applicable.

MACK-CALI REALTY, L.P.

Part II – Other Information (continued)

Item 6.        Exhibits and Reports on Form 8-K

(a)                Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

(b)                Reports on Form 8-K

During the second quarter of 2004, the Operating Partnership filed a report on Form 8-K dated June 1, 2004 filing under Items 5 and 7 certain documents relating to, and in connection with, a strategic transaction with AT&T Corporation.

MACK-CALI REALTY, L.P.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2004	Mack-Cali Realty, L.P. (Registrant) By: Mack-Cali Realty Corporation its General Partner By: /s/ Mitchell E. Hersh —————————————— Mitchell E. Hersh President and Chief Executive Officer

Date: August 6, 2004	By: /s/ Barry Lefkowitz —————————————— Barry Lefkowitz Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number 3.1	Exhibit Title

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

4.3	Indenture dated as of March 16, 1999, by and among Mack-Cali Realty, L.P., as issuer, Mack-Cali Realty Corporation, as guarantor, and Wilmington Trust Company, as trustee (filed as Exhibit 4.1 to the Operating Partnership's Form 8-K dated March 16, 1999 and incorporated herein by reference).

4.4	Supplemental Indenture No. 1 dated as of March 16, 1999, by and among Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Operating Partnership's Form 8-K dated March 16, 1999 and incorporated herein by reference).

4.5	Supplemental Indenture No. 2 dated as of August 2, 1999, by and among Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.4 to the Operating Partnership's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

4.6	Supplemental Indenture No. 3 dated as of December 21, 2000, by and among Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Operating Partnership's Form 8-K dated December 21, 2000 and incorporated herein by reference).

4.7	Supplemental Indenture No. 4 dated as of January 29, 2001, by and among Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Operating Partnership's Form 8-K dated January 29, 2001 and incorporated herein by reference).

4.8	Supplemental Indenture No. 5 dated as of December 20, 2002, by and between Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Operating Partnership's Form 8-K dated December 20, 2002 and incorporated herein by reference).

4.9	Supplemental Indenture No. 6 dated as of March 14, 2003, by and between Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Operating Partnership's Form 8-K dated March 14, 2003 and incorporated herein by reference).

4.10	Supplemental Indenture No. 7 dated as of June 12, 2003, by and between Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Operating Partnership's Form 8-K dated June 12, 2003 and incorporated herein by reference).

4.11	Supplemental Indenture No. 8 dated as of February 9, 2004, by and between Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Operating Partnership's Form 8-K dated February 9, 2004 and incorporated herein by reference).

Exhibit Number 4.12	Exhibit Title

Supplemental Indenture No. 9 dated as of March 22, 2004, by and between Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Operating Partnership's Form 8-K dated March 22, 2004 and incorporated herein by reference).

4.13	Deposit Agreement dated March 14, 2003 by and among Mack-Cali Realty Corporation, EquiServe Trust Company, N.A., and the holders from time to time of the Depositary Receipts described therein (filed as Exhibit 4.1 to the Corporation's Form 8-K dated March 14, 2003 and incorporated herein by reference).

10.1	Amended and Restated Employment Agreement dated as of July 1, 1999 between Mitchell E. Hersh and Mack-Cali Realty Corporation (filed as Exhibit 10.2 to the Operating Partnership's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

10.2	Second Amended and Restated Employment Agreement dated as of July 1, 1999 between Timothy M. Jones and Mack-Cali Realty Corporation (filed as Exhibit 10.3 to the Operating Partnership's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

10.3	Second Amended and Restated Employment Agreement dated as of July 1, 1999 between Barry Lefkowitz and Mack-Cali Realty Corporation (filed as Exhibit 10.6 to the Operating Partnership's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

10.4	Second Amended and Restated Employment Agreement dated as of July 1, 1999 between Roger W. Thomas and Mack-Cali Realty Corporation (filed as Exhibit 10.7 to the Operating Partnership's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

10.5	Employment Agreement dated as of December 5, 2000 between Michael Grossman and Mack-Cali Realty Corporation (filed as Exhibit 10.5 to the Operating Partnership's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.6	Restricted Share Award Agreement dated as of July 1, 1999 between Mitchell E. Hersh and Mack-Cali Realty Corporation (filed as Exhibit 10.8 to the Operating Partnership's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

10.7	Restricted Share Award Agreement dated as of July 1, 1999 between Timothy M. Jones and Mack-Cali Realty Corporation (filed as Exhibit 10.9 to the Operating Partnership's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

10.8	Restricted Share Award Agreement dated as of July 1, 1999 between Barry Lefkowitz and Mack-Cali Realty Corporation (filed as Exhibit 10.12 to the Operating Partnership's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

10.9	Restricted Share Award Agreement dated as of July 1, 1999 between Roger W. Thomas and Mack-Cali Realty Corporation (filed as Exhibit 10.13 to the Operating Partnership's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

Exhibit Number 10.10	Exhibit Title

Restricted Share Award Agreement dated as of March 12, 2001 between Roger W. Thomas and Mack-Cali Realty Corporation (filed as Exhibit 10.10 to the Operating Partnership's Form 10-Q dated March 31, 2001 and incorporated herein by reference).

10.11	Restricted Share Award Agreement dated as of March 12, 2001 between Michael Grossman and Mack-Cali Realty Corporation (filed as Exhibit 10.11 to the Operating Partnership's Form 10-Q dated March 31, 2001 and incorporated herein by reference).

10.12	Restricted Share Award Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.1 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.13	Tax Gross Up Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.2 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.14	First Amendment effective as of January 2, 2003 to the Restricted Share Award Agreement dated July 1, 1999 between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.3 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.15	Restricted Share Award Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Timothy M. Jones (filed as Exhibit 10.4 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.16	Tax Gross Up Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Timothy M. Jones (filed as Exhibit 10.5 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.17	First Amendment effective as of January 2, 2003 to the Restricted Share Award Agreement dated July 1, 1999 between Mack-Cali Realty Corporation and Timothy M. Jones (filed as Exhibit 10.6 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.18	Restricted Share Award Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.7 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.19	Tax Gross Up Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.8 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.20	First Amendment effective as of January 2, 2003 to the Restricted Share Award Agreement dated July 1, 1999 between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.9 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.21	Restricted Share Award Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.10 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).

Exhibit Number 10.22	Exhibit Title

Tax Gross Up Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.11 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.23	First Amendment effective as of January 2, 2003 to the Restricted Share Award Agreement dated July 1, 1999 between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.12 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.24	First Amendment effective as of January 2, 2003 to the Restricted Share Award Agreement dated March 12, 2001 between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.13 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.25	Restricted Share Award Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Michael A. Grossman (filed as Exhibit 10.14 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.26	Tax Gross Up Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Michael A. Grossman (filed as Exhibit 10.15 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.27	Restricted Share Award Agreement dated December 6, 1999 by and between Mack-Cali Realty Corporation and Michael A. Grossman (filed as Exhibit 10.16 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.28	First Amendment effective as of January 2, 2003 to the Restricted Share Award Agreement dated December 6, 1999 between Mack-Cali Realty Corporation and Michael A. Grossman (filed as Exhibit 10.17 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.29	First Amendment effective as of January 2, 2003 to the Restricted Share Award Agreement dated March 12, 2001 between Mack-Cali Realty Corporation and Michael A. Grossman (filed as Exhibit 10.18 to the Corporation's Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.30	Restricted Share Award Agreement effective as of December 2, 2003 by and between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.1 to the Corporation's Form 8-K dated December 2, 2003 and incorporated herein by reference).

10.31	Tax Gross Up Agreement effective as of December 2, 2003 by and between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.2 to the Corporation's Form 8-K dated December 2, 2003 and incorporated herein by reference).

10.32	Restricted Share Award Agreement effective as of December 2, 2003 by and between Mack-Cali Realty Corporation and Timothy M. Jones (filed as Exhibit 10.3 to the Corporation's Form 8-K dated December 2, 2003 and incorporated herein by reference).

10.33	Tax Gross Up Agreement effective as of December 2, 2003 by and between Mack-Cali Realty Corporation and Timothy M. Jones (filed as Exhibit 10.4 to the Corporation's Form 8-K dated December 2, 2003 and incorporated herein by reference).

Exhibit Number 10.34	Exhibit Title

Restricted Share Award Agreement effective as of December 2, 2003 by and between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.5 to the Corporation's Form 8-K dated December 2, 2003 and incorporated herein by reference).

10.35	Tax Gross Up Agreement effective as of December 2, 2003 by and between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.6 to the Corporation's Form 8-K dated December 2, 2003 and incorporated herein by reference).

10.36	Restricted Share Award Agreement effective as of December 2, 2003 by and between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.7 to the Corporation's Form 8-K dated December 2, 2003 and incorporated herein by reference).

10.37	Tax Gross Up Agreement effective as of December 2, 2003 by and between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.8 to the Corporation's Form 8-K dated December 2, 2003 and incorporated herein by reference).

10.38	Restricted Share Award Agreement effective as of December 2, 2003 by and between Mack-Cali Realty Corporation and Michael Grossman (filed as Exhibit 10.9 to the Corporation's Form 8-K dated December 2, 2003 and incorporated herein by reference).

10.39	Tax Gross Up Agreement effective as of December 2, 2003 by and between Mack-Cali Realty Corporation and Michael Grossman (filed as Exhibit 10.10 to the Corporation's Form 8-K dated December 2, 2003 and incorporated herein by reference).

10.40	Amended and Restated Revolving Credit Agreement dated as of September 27, 2002, among Mack-Cali Realty, L.P. and JPMorgan Chase Bank, Fleet National Bank and Other Lenders Which May Become Parties Thereto with JPMorgan Chase Bank, as administrative agent, swing lender and fronting bank, Fleet National Bank and Commerzbank AG, New York and Grand Cayman branches as syndication agents, Bank of America, N.A. and Wells Fargo Bank, National Association, as documentation agents, and J.P. Morgan Securities Inc. and Fleet Securities, Inc, as arrangers (filed as Exhibit 10.1 to the Operating Partnership's Form 8-K dated September 27, 2002 and incorporated herein by reference).

10.41	Contribution and Exchange Agreement among The MK Contributors, The MK Entities, The Patriot Contributors, The Patriot Entities, Patriot American Management and Leasing Corp., Cali Realty, L.P. and Cali Realty Corporation, dated September 18, 1997 (filed as Exhibit 10.98 to the Corporation's Form 8-K dated September 19, 1997 and incorporated herein by reference).

10.42	First Amendment to Contribution and Exchange Agreement, dated as of December 11, 1997, by and among the Operating Partnership, the Corporation and the Mack Group (filed as Exhibit 10.99 to the Corporation's Form 8-K dated December 11, 1997 and incorporated herein by reference).

10.43	Employee Stock Option Plan of Mack-Cali Realty Corporation (filed as Exhibit 10.1 to the Corporation's Post-Effective Amendment No. 1 to Form S-8, Registration No. 333-44443, and incorporated herein by reference).

10.44	Director Stock Option Plan of Mack-Cali Realty Corporation (filed as Exhibit 10.2 to the Corporation's Post-Effective Amendment No. 1 to Form S-8, Registration No. 333-44443, and incorporated herein by reference).

Exhibit Number 10.45	Exhibit Title

2000 Employee Stock Option Plan (filed as Exhibit 10.1 to the Corporation's Registration Statement on Form S-8, Registration No. 333-52478, and incorporated herein by reference), as amended by the First Amendment to the 2000 Employee Stock Option Plan (filed as Exhibit 10.17 to the Corporation's Form 10-Q dated June 30, 2002 and incorporated herein by reference).

10.46	Amended and Restated 2000 Director Stock Option Plan (filed as Exhibit 10.2 to the Corporation's Post-Effective Amendment No. 1 to Registration Statement on Form S-8, Registration No. 333-100244, and incorporated herein by reference).

10.47	Mack-Cali Realty Corporation 2004 Incentive Stock Plan (filed as Exhibit 10.1 to the Corporation's Registration Statement on Form S-8, Registration No. 333-116437, and incorporated herein by reference).

10.48	Deferred Compensation Plan for Directors (filed as Exhibit 10.1 to the Corporation's Registration Statement on Form S-8, Registration No. 333-80081, and incorporated herein by reference).

10.49	Form of Indemnification Agreement by and between Mack-Cali Realty Corporation and each of William L. Mack, John J. Cali, Mitchell E. Hersh, Earle I. Mack, John R. Cali, Alan S. Bernikow, Brendan T. Byrne, Martin D. Gruss, Nathan Gantcher, Vincent Tese, Roy J. Zuckerberg, Alan G. Philibosian, Irvin D. Reid, Robert F. Weinberg, Timothy M. Jones, Barry Lefkowitz, Roger W. Thomas, Michael A. Grossman, James Clabby, Anthony Krug, Dean Cingolani, Anthony DeCaro Jr., Mark Durno, William Fitzpatrick, John Kropke, Nicholas Mitarotonda, Jr., Michael Nevins, Virginia Sobol, Albert Spring and Daniel Wagner (filed as Exhibit 10.28 to the Operating Partnership's Form 10-Q dated September 30, 2002 and incorporated herein by reference).

10.50	Indemnification Agreement dated October 22, 2002 by and between Mack-Cali Realty Corporation and John Crandall (filed as Exhibit 10.29 to the Operating Partnership's Form 10-Q dated September 30, 2002 and incorporated herein by reference).

10.51	Second Amendment to Contribution and Exchange Agreement, dated as of June 27, 2000, between RMC Development Company, LLC f/k/a Robert Martin Company, LLC, Robert Martin Eastview North Company, L.P., the Corporation and the Operating Partnership (filed as Exhibit 10.44 to the Operating Partnership's Form 10-K dated December 31, 2002 and incorporated herein by reference.)

10.52	Limited Partnership Agreement of Meadowlands Mills/Mack-Cali Limited Partnership by and between Meadowlands Mills Limited Partnership, Mack-Cali Meadowlands Entertainment L.L.C. and Mack-Cali Meadowlands Special L.L.C. dated November 25, 2003 (filed as Exhibit 10.1 to the Corporation's Form 8-K dated December 3, 2003 and incorporated herein by reference).

10.53	Redevelopment Agreement by and between the New Jersey Sports and Exposition Authority and Meadowlands Mills/Mack-Cali Limited Partnership dated December 3, 2003 (filed as Exhibit 10.2 to the Corporation's Form 8-K dated December 3, 2003 and incorporated herein by reference).

Exhibit Number 10.54	Exhibit Title

Agreement of Sale and Purchase [30 Knightsbridge Road, Piscataway, New Jersey] by and between Mack-Cali Realty Corporation and AT&T Corp. dated as of April 2, 2004 (filed as Exhibit 10.1 to the Operating Partnership's Form 8-K dated June 1, 2004 and incorporated herein by reference).

10.55	First Amendment to Agreement of Sale and Purchase [30 Knightsbridge Road, Piscataway, New Jersey] by and between Knightsbridge Realty L.L.C. and AT&T Corp. dated as of June 1, 2004 (filed as Exhibit 10.2 to the Operating Partnership's Form 8-K dated June 1, 2004 and incorporated herein by reference).

10.56	Agreement of Sale and Purchase [Kemble Plaza II - 412 Mt. Kemble Avenue, Morris Township, NJ] by and between Mack-Cali Realty Corporation and AT&T Corp. dated as of April 2, 2004 (filed as Exhibit 10.3 to the Operating Partnership's Form 8-K dated June 1, 2004 and incorporated herein by reference).

10.57	First Amendment to Agreement of Sale and Purchase [Kemble Plaza II - 412 Mt. Kemble Avenue, Morris Township, NJ] by and between Kemble Plaza II Realty L.L.C. and AT&T Corp. dated as of June 1, 2004 (filed as Exhibit 10.4 to the Operating Partnership's Form 8-K dated June 1, 2004 and incorporated herein by reference).

10.58	Master Assignment and Assumption Agreement by and between AT&T Corp. and Mack-Cali Realty Corporation dated as of April 2, 2004 (filed as Exhibit 10.5 to the Operating Partnership's Form 8-K dated June 1, 2004 and incorporated herein by reference).

10.59	First Amendment to Master Assignment and Assumption Agreement by and between AT&T Corp. and Mack-Cali Realty Corporation dated as of June 1, 2004 (filed as Exhibit 10.6 to the Operating Partnership's Form 8-K dated June 1, 2004 and incorporated herein by reference).

10.60	Nominee Agreement between Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. dated as of April 2, 2004 (filed as Exhibit 10.7 to the Operating Partnership's Form 8-K dated June 1, 2004 and incorporated herein by reference).

31.1*	Certification of the Corporation's President and Chief Executive Officer, Mitchell E. Hersh, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Corporation's Chief Financial Officer, Barry Lefkowitz, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Corporation's President and Chief Executive Officer, Mitchell E. Hersh, and the Corporation's Chief Financial Officer, Barry Lefkowitz, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*filed herewith