Form 10-Q
period 2005-03-31
MACK CALI REALTY L P
filed 2005-05-05
CIK 1067063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number :	333-57103

Mack-Cali Realty, L.P.

(Exact name of registrant as specified in its charter)

Delaware	22-3315804

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11 Commerce Drive, Cranford, New Jersey	07016-3501

(Address of principal executive offices)	(Zip Code)

(908) 272-8000

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES X NO ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) YES X NO ___

MACK-CALI REALTY, L.P.

FORM 10-Q

INDEX

Part I	Financial Information	Page

Item 1.	Financial Statements:

Consolidated Balance Sheets as of March 31, 2005

and December 31, 2004	4

Consolidated Statements of Operations for the three months

ended March 31, 2005 and 2004	5

Consolidated Statement of Changes in Partners’ Capital for the

three months ended March 31, 2005	6

Consolidated Statements of Cash Flows for the three months

ended March 31, 2005 and 2004	7

Notes to Consolidated Financial Statements	8-34

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	35-49

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50

Item 4.	Controls and Procedures	50

Part II	Other Information

Item 1.	Legal Proceedings	51-52

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 3.	Defaults Upon Senior Securities	53

Item 4.	Submission of Matters to a Vote of Security Holders	53

Item 5.	Other Information	53

Item 6.	Exhibits	53

Signatures	54

MACK-CALI REALTY, L.P.

Part I – Financial Information

Item 1.	Financial Statements

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

The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in Mack-Cali Realty, L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

The results of operations for the three month periods ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts)

ASSETS	March 31, 2005 (unaudited)	December 31, 2004

Rental property
Land and leasehold interests	$ 628,346	$ 593,606
Buildings and improvements	3,504,083	3,296,789
Tenant improvements	258,081	262,626
Furniture, fixtures and equipment	7,383	7,938

	4,397,893	4,160,959
Less – accumulated depreciation and amortization	(628,918)	(641,626)

	3,768,975	3,519,333
Rental property held for sale, net	73,820	19,132

Net investment in rental property	3,842,795	3,538,465
Cash and cash equivalents	13,087	12,270
Investments in unconsolidated joint ventures	59,044	46,743
Unbilled rents receivable, net	85,828	82,586
Deferred charges and other assets, net	175,856	155,060
Restricted cash	9,545	10,477
Accounts receivable, net of allowance for doubtful accounts
of $1,215 and $1,235	7,057	4,564

Total assets	$4,193,212	$3,850,165

LIABILITIES AND PARTNERS’ CAPITAL

Senior unsecured notes	$1,180,396	$1,031,102
Revolving credit facilities	310,000	107,000
Mortgages, loans payable and other obligations	558,540	564,198
Distributions payable	47,969	47,712
Accounts payable, accrued expenses and other liabilities	75,905	57,002
Rents received in advance and security deposits	50,728	47,938
Accrued interest payable	12,734	22,144

Total liabilities	2,236,272	1,877,096

Minority interest in consolidated joint ventures	--	11,103

Commitments and contingencies

Partners’ capital:
General Partner, 10,000 and 10,000 preferred units outstanding	24,836	24,836
Limited partners, 215,018 and 215,018 preferred unit outstanding	220,547	220,547
General Partner 61,514,061 and 61,038,875 common units outstanding	1,515,035	1,520,275
Limited partners, 7,616,447 and 7,657,428 common units outstanding	196,522	196,308

Total partners’ capital	1,956,940	1,961,966

Total liabilities and partners’ capital	$4,193,212	$3,850,165

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts) (unaudited)

	Three Months Ended March 31,
REVENUES	2005	2004

Base rents	$133,141	$121,068
Escalations and recoveries from tenants	18,412	15,197
Parking and other	1,896	3,473

Total revenues	153,449	139,738

EXPENSES

Real estate taxes	19,117	16,358
Utilities	11,949	11,033
Operating services	21,378	17,336
General and administrative	7,427	6,397
Depreciation and amortization	35,807	29,714
Interest expense	28,398	29,037
Interest income	(64)	(720)

Total expenses	124,012	109,155

Income from continuing operations before
equity in earnings of unconsolidated joint ventures	29,437	30,583
Minority interest in consolidated joint ventures	(74)	--
Equity in earnings of unconsolidated joint ventures, net	(312)	177
Gain on sale of investment in unconsolidated joint ventures	35	720

Income from continuing operations	29,086	31,480
Discontinued operations:
Income from discontinued operations	1,460	2,682
Realized gains (losses) and unrealized losses on
disposition of rental property, net	(897)	--

Total discontinued operations, net	563	2,682

Net income	29,649	34,162
Preferred unit distributions	(4,409)	(4,409)

Net income available to common unitholders	$ 25,240	$ 29,753

Basic earnings per common unit:
Income from continuing operations	$ 0.36	$ 0.40
Discontinued operations	0.01	0.04

Net income available to common unitholders	$ 0.37	$ 0.44

Diluted earnings per common unit:
Income from continuing operations	$ 0.36	$ 0.40
Discontinued operations	--	0.04

Net income available to common unitholders	$ 0.36	$ 0.44

Distributions declared per common unit	$ 0.63	$ 0.63

Basic weighted average units outstanding	68,807	67,594

Diluted weighted average units outstanding	69,273	68,276

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the Three Months Ended March 31, 2005 (in thousands) (unaudited)

	General	Limited	General	Limited	General	Limited	General	Limited
	Partner	Partners	Partner	Partners	Partner	Partners	Partner	Partners
	Preferred	Preferred	Common	Common	Preferred	Preferred	Common	Common
	Units	Units	Units	Units	Unitholders	Unitholders	Unitholders	Unitholders	Total

Balance at January 1, 2005	10	215	61,039	7,616	$24,836	$220,547	$1,520,275	$196,308	$1,961,966
Net income	--	--	--	--	500	3,909	22,443	2,797	29,649
Distributions	--	--	--	--	(500)	(3,909)	(38,766)	(4,793)	(47,968)
Redemption of limited
partner common units for
shares of common stock	--	--	22	(22)	--	--	576	(576)	--
Issuance of limited
partner common units	--	--	--	63	--	--	--	2,786	2,786
Units issued under
Dividend Reinvestment and
Stock Purchase Plan	--	--	2	--	--	--	88	--	88
Contributions – proceeds
from stock
options exercised	--	--	337	--	--	--	9,544	--	9,544
Stock options expense	--	--	--	--	--	--	37	--	37
Deferred compensation
plan for directors	--	--	--	--	--	--	78	--	78
Issuance of Restricted
Stock Awards	--	--	114	--	--	--	--	--	--
Amortization of stock
compensation	--	--	--	--	--	--	760	--	760

Balance at March 31, 2005	10	215	61,514	7,657	$24,836	$220,547	$1,515,035	$196,522	$1,956,940

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2005	2004

Net income	$ 29,649	$ 34,162
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	35,807	29,714
Depreciation and amortization on discontinued operations	393	1,409
Stock options expense	37	49
Amortization of stock compensation	760	722
Amortization of deferred financing costs and debt discount	892	1,105
Equity in earnings of unconsolidated joint ventures, net	312	(177)
Gain on sale of investment in unconsolidated joint venture	(35)	(720)
Realized gains (losses) and unrealized losses on disposition
of rental property	897	--
Minority interest in consolidated joint venture	74	--
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(3,329)	(3,037)
Increase in deferred charges and other assets, net	(10,665)	(8,090)
(Increase) decrease in accounts receivable, net	(2,493)	1,039
Increase in accounts payable, accrued expenses and other
liabilities	3,796	3,393
Increase in rents received in advance and security deposits	2,790	2,616
Decrease in accrued interest payable	(9,410)	(11,676)

Net cash provided by operating activities	$ 49,475	$ 50,509

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to rental property and related intangibles	$(356,416)	$ (16,024)
Investment in unconsolidated joint ventures	(15,254)	(13,326)
Distributions from unconsolidated joint ventures	--	1,705
Proceeds from sale of investment in unconsolidated joint venture	2,676	720
Acquisition of minority interest in consolidated joint venture	(7,713)	--
Proceeds from sales of rental property	20,126	--
Funding of note receivable	--	(4,619)
Decrease in restricted cash	932	293

Net cash used in investing activities	$(355,649)	$ (31,251)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from senior unsecured notes	$ 149,078	$ 202,363
Borrowings from revolving credit facility	396,000	154,000
Repayment of senior unsecured notes	--	(300,000)
Repayment of revolving credit facility	(193,000)	(124,000)
Repayment of mortgages, loans payable and other obligations	(5,596)	(1,396)
Payment of financing costs	(1,323)	(1,898)
Proceeds from stock options exercised	9,544	28,283
Proceeds from stock warrants exercised	--	2,863
Payment of distributions	(47,712)	(46,873)

Net cash provided by (used in) financing activities	$ 306,991	$ (86,658)

Net increase (decrease) in cash and cash equivalents	$ 817	$ (67,400)
Cash and cash equivalents, beginning of period	12,270	78,375

Cash and cash equivalents, end of period	$ 13,087	$ 10,975

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share/unit amounts)

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

The General Partner is a fully integrated, self-administered, self-managed real estate investment trust (“REIT”). The General Partner controls the Operating Partnership as its sole general partner, and owned an 88.9 percent and 88.9 percent common unit interest in the Operating Partnership as of March 31, 2005 and December 31, 2004, respectively.

The General Partner’s business is the ownership of interests in and operation of the Operating Partnership, and all of the General Partner’s expenses are incurred for the benefit of the Operating Partnership. The General Partner is reimbursed by the Operating Partnership for all expenses it incurs relating to the ownership and operation of the Operating Partnership.

As of March 31, 2005, the Operating Partnership owned or had interests in 270 properties plus developable land (collectively, the “Properties”). The Properties aggregate approximately 30.4 million square feet, which are comprised of 162 office buildings and 97 office/flex buildings, totaling approximately 30.0 million square feet (which include one office building and one office/flex building aggregating 538,000 square feet owned by unconsolidated joint ventures in which the Operating Partnership has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, two retail properties totaling approximately 17,300 square feet, one hotel (which is owned by an unconsolidated joint venture in which the Operating Partnership has an investment interest) and two parcels of land leased to others. The Properties are located in seven states, primarily in the Northeast, plus the District of Columbia.

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

Rental

Property

Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Included in total rental property is construction and development in-progress of $95,414 and $86,916 (including land of $55,114 and $53,705) as of March 31, 2005 and December 31, 2004, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

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

Rental Property

Held for Sale and

Discontinued

Operations

When assets are identified by management as held for sale, the Operating Partnership discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If, in management’s opinion, the net sales price of the assets which have been identified as held for sale is less than the net book value of the assets, a valuation allowance is established. Properties identified as held for sale and/or sold are presented in discontinued operations for all periods presented. See Note 6 – Discontinued Operations.

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

Investments in

Unconsolidated

Joint Ventures, Net

The Operating Partnership accounts for its investments in unconsolidated joint ventures for which Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) does not apply, under the equity method of accounting as the Operating Partnership exercises significant influence, but does not control these entities. These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions.

FIN 46 provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise should consolidate the VIE (the “primary beneficiary”). Generally, FIN 46 applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The Operating Partnership adopted FIN 46 in 2003. The effect of adoption was not material.

The Operating Partnership has evaluated its joint ventures with regards to FIN 46. As of March 31, 2005, the Operating Partnership has identified its Meadowlands Xanadu joint venture with the Mills Corporation as a VIE, but is not consolidating such venture as the Operating Partnership is not the primary beneficiary. Disclosure about this VIE is included in Note 4 – Investments in Unconsolidated Joint Ventures.

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

Deferred

Financing Costs

Costs incurred in obtaining financing are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $892 and $1,105 for the three months ended March 31, 2005 and 2004, respectively.

Deferred

Leasing Costs

Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Operating Partnership are compensated for providing leasing services to the Properties. The portion of such compensation, which is capitalized and amortized, approximated $957 and $1,475 for the three months ended March 31, 2005 and 2004, respectively.

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

Revenue

Recognition

Base rental revenue is recognized on a straight-line basis over the terms of the respective leases. Unbilled rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements. Above-market and below-market lease values for acquired properties are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed-rate renewal options for below-market leases. The capitalized above-market lease values for acquired properties are amortized as a reduction of base rental revenue over the remaining term of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed-rate renewal options of the respective leases. Parking and other revenue includes income from parking spaces leased to tenants, income from tenants for additional services arranged for the Operating Partnership, income from tenants for early lease terminations and income from managing and/or leasing properties for third parties. Escalations and recoveries are received from tenants for certain costs as provided in the lease agreements. These costs generally include real estate taxes, utilities, insurance, common area maintenance and other recoverable costs. See Note 14 – Tenant Leases.

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

Distributions

Payable

The distributions payable at March 31, 2005 represents distributions payable to preferred unitholders (10,000 Series C preferred units), common unitholders (69,190,389 common units) and preferred distributions payable to preferred unitholders (215,018 Series B preferred units) for all such holders of record as of April 5, 2005 with respect to the first quarter 2005. The first quarter 2005 Series C preferred unit distributions of $50.00 per preferred unit, common unit distributions of $0.63 per common unit, as well as the first quarter 2005 Series B preferred unit distributions of $18.1818 per preferred unit, were approved by the Corporation’s Board of Directors on March 24, 2005. The Series C preferred unit distributions payable were paid on April 15, 2005. The common and Series B preferred unit distributions payable were paid on April 18, 2005.

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

In 2002, the Operating Partnership adopted the provisions of FASB No. 123, which requires, on a prospective basis, that the estimated fair value of restricted stock (“Restricted Stock Awards”) and stock options at the grant date be amortized ratably into expense over the appropriate vesting period. For the three months ended March 31, 2005 and 2004, the Operating Partnership recorded restricted stock and stock options expense of $797 and $771, respectively. FASB No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, was issued in December 2002 and amends FASB No. 123, Accounting for Stock Based Compensation. FASB No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation. In addition, this Statement amends the disclosure requirements of FASB No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FASB No. 148 disclosure requirements are presented as follows:

The following table illustrates the effect on net income and earnings per unit if the fair value based method had been applied to all outstanding and unvested stock awards in each period:

	Three Month Ended March 31,
	2005	2004

	Basic EPU	Basic EPU

Net income, as reported	$29,649	$34,162
Add: Stock-based compensation expense included in
reported net income	797	771
Deduct: Total stock-based compensation expense determined
under fair value based method for all awards	(933)	(999)

Pro forma net income	29,513	33,934
Deduct: Preferred unit distributions	(4,409)	(4,409)

Pro forma net income available to common unitholders –
basic	$25,104	$29,525

Earnings Per Unit:
Basic – as reported	$ 0.37	$ 0.44
Basic – pro forma	$ 0.37	$ 0.44

Diluted – as reported	$ 0.36	$ 0.44
Diluted – pro forma	$ 0.36	$ 0.43

3.	REAL ESTATE PROPERTY TRANSACTIONS

Property Acquisitions

The Operating Partnership acquired the following office properties during the three months ended March 31, 2005:

					Investment by
AquisitionsDate	Property/Address	Location	# of Bldgs.	Rentable Square Feet	Operating Partnership (a)

03/02/05	101 Hudson Street (b)	Jersey City, Hudson County, NJ	1	1,246,283	$330,233
03/29/05	23 Main Street (b) (c)	Holmdel, Monmouth County, NJ	1	350,000	23,880

Total Property Acquisitions:			2	1,596,283	$354,113

(a) Amounts are as of March 31, 2005.
(b) Transaction was funded primarily through borrowing on the Operating Partnership’s revolving credit facility.
(c) In addition to its initial investment, the Operating Partnership presently intends to make additional investments related to the property of approximately $12,122.

Property Sales

The Operating Partnership sold the following office properties during the three months ended March 31, 2005:

Sale			# of	Rentable	Net Sales	Net Book	Realized
Date	Property/Address	Location	Bldgs.	Square Feet	Proceeds	Value	Gain/(Loss)

02/04/05	210 South 16th Street	Omaha, Douglas County, Nebraska	1	318,224	$ 8,464	$ 8,210	$254
02/11/05	1122 Alma Road	Richardson, Dallas County, Texas	1	82,576	2,075	2,344	(269)
02/15/05	3 Skyline Drive	Hawthorne, Westchester County, New York	1	75,668	9,587	8,856	731

Total Office Property Sales:			3	476,468	$20,126	$19,410	$716

4.	INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

The debt of the Operating Partnership’s unconsolidated joint ventures aggregating $122,969 as of March 31, 2005 is non-recourse to the Operating Partnership, except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations, and except as otherwise indicated below.

MEADOWLANDS XANADU

On November 25, 2003, the Operating Partnership and affiliates of The Mills Corporation (“Mills”) entered into a joint venture to form Meadowlands Mills/Mack-Cali Limited Partnership (“Meadowlands Venture”) for the purpose of developing a $1.3 billion family entertainment, recreation and retail complex with an office and hotel component to be built at the Meadowlands sports complex in East Rutherford, New Jersey (“Meadowlands Xanadu”). Meadowlands Xanadu’s approximately 4.76 million-square-foot complex is expected to feature a family entertainment, recreation and retail destination comprising five themed zones: sports; entertainment; children’s education; fashion; and food and home, in addition to four office buildings, aggregating approximately 1.8 million square feet, and a 520-room hotel.

On December 3, 2003, the Meadowlands Venture entered into a redevelopment agreement (the “Redevelopment Agreement”) with the New Jersey Sports and Exposition Authority (“NJSEA”) for the redevelopment of the area surrounding the Continental Airlines Arena in East Rutherford, New Jersey and the construction of the Meadowlands Xanadu project. The Redevelopment Agreement provides for a 75-year ground lease and requires the joint venture to pay the NJSEA a $160,000 development rights fee and fixed rent over the term. Fixed rent will be in the amount of $1 per year for the first 15 years, increasing to $7,500 from the 16th to the 18th years, increasing to $8,447 in the 19th year, increasing to $8,700 in the 20th year, increasing to $8,961 in the 21st year, then to $9,200 in the 23rd to 26th years, with additional increases over the remainder of the term, as set forth in the ground lease. The ground lease also allows for the potential for participation rent payments by the venture, as described in the ground lease agreement. A First Amendment to the Redevelopment Agreement and the ground lease, itself, were signed on October 5, 2004. The Meadowlands Venture received all necessary permits and approvals from the NJSEA and U.S. Army Corps of Engineers in March 2005 and commenced construction in the same month. As a condition to the commencement of work to fill wetlands pursuant to the permit issued by the U.S. Army Corps of Engineers and pursuant to the Redevelopment Agreement, as amended, the Meadowlands Venture conveyed certain vacant land, known as the Empire Tract, to a conservancy trust. Pursuant to the First Amendment to the Redevelopment Agreement, upon the NJSEA’s receipt of the $160,000 development rights fee, it will make a payment to the Meadowlands Venture of $26,800 for the Empire Tract. In March 2005, after receiving the permits and approvals required to commence construction of the project, and as a requirement of the NJSEA to allow commencement of construction, the Meadowlands Venture paid $50,000 into escrow, to be applied toward the development rights fee.

The Operating Partnership and Mills own a 20 percent and 80 percent interest, respectively, in the Meadowlands Venture. These interests were subject to certain participation rights by The New York Giants, which were subsequently terminated in April 2004. The joint venture agreement required the Operating Partnership to make an equity contribution up to a maximum of $32,500, which it fulfilled in April 2005. Pursuant to the joint venture agreement, Mills has received subordinated capital credit in the venture of approximately $118,000, which represents certain costs incurred by Mills in connection with the Empire Tract prior to the creation of the Meadowlands Venture. The joint venture agreement requires Mills to contribute the balance of the capital required to complete the entertainment phase, subject to certain limitations. The Operating Partnership will receive a nine percent preferred return on its equity investment, only after Mills receives a nine percent preferred return on its equity investment. Residual returns, subject to participation by other parties, will be in proportion to each partner’s respective percentage interest.

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

Commencing three years after the opening of the entertainment, recreation and retail phase of the Meadowlands Xanadu project, either Mills or the Operating Partnership may sell its partnership interest to a third party subject to the following provisions:

•	Mills has certain “drag-along” rights and the Operating Partnership has certain “tag-along” rights in connection with such sale of interest to a third party; and
•	Mills has a right of first refusal with respect of a sale by the Operating Partnership of its partnership interests.

In addition, commencing on the sixth anniversary of the opening, the Operating Partnership may cause Mills to purchase, and Mills may cause the Operating Partnership to sell to Mills, all of the Operating Partnership’s partnership interests at a price based on the fair market value of the project. Notwithstanding the exercise by Mills or the Operating Partnership of any of the foregoing rights with respect to the sale of the Operating Partnership’s partnership interest to Mills or a third party, the Operating Partnership will retain its right to component ventures for the future development of the office and hotel phases.

On February 12, 2003, the New Jersey Sports and Exposition Authority selected The Mills Corporation and the Operating Partnership to redevelop the Continental Airlines Arena site (“Arena Site”) for mixed uses, including retail. In March 2003, Hartz Mountain Industries, Inc., or Hartz, filed a lawsuit in the Superior Court of New Jersey, Law Division, for Bergen County, seeking to enjoin the New Jersey Sports and Exposition Authority, or NJSEA, from entering into a contract with Mills and the Operating Partnership for the redevelopment of the Continental Arena site.  In May 2003, the court denied Hartz’s request for an injunction and dismissed its suit for failure to exhaust administrative remedies.  In June 2003, the NJSEA held hearings on Hartz’s protest, and on a parallel protest filed by another rejected developer, Westfield, Inc., or Westfield.  On September 10, 2003, the NJSEA ruled against Hartz’s and Westfield’s protests, and on May 14, 2004, the Appellate Division of the Superior Court of New Jersey rejected Hartz’s contention that the NJSEA lacks statutory authority to allow retail development of its property.  The Supreme Court of New Jersey has declined to review the Appellate Division’s decision. Hartz, Westfield and four taxpayers (the “Braha Appellants”) have also filed appeals from the NJSEA’s final decision based on other grounds. In a separate action commenced in January 2004, Hartz and Westfield also appealed the NJSEA’s approval and execution of the formal redevelopment agreement with the Meadowlands Venture. Several appeals filed by Hartz, Westfield and others, including certain environmental groups, that challenge certain approvals received by the Meadowlands Venture from the NJSEA, the New Jersey Meadowlands Commission and the New Jersey Department of Environmental Protection remain pending before the Appellate Division.  The Appellate Division, in a decision rendered on November 24, 2004, completed its review of Hartz’s Open Public Records Act appeal and the remand proceeding it earlier ordered and upheld the findings of the Law Division in the remand proceeding. The Supreme Court of New Jersey has declined to review the Appellate Division’s decision.  The NJSEA held further hearings on December 15 and 16, 2004, at Hartz’s request to review certain additional facts in support of its bid protest. The Hearing Officer rendered his Supplemental Report and Recommendation to the NJSEA on March 4, 2005, finding no merit in the protests presented by Hartz and Westfield. The NJSEA accepted the Supplemental Report and Recommendation on March 30, 2005 and Hartz has appealed that decision to the Appellate Division. Hartz has also filed an application with the Appellate Division seeking an Order staying the construction of the Meadowlands Xanadu project, which officially commenced on March 24, 2005, and on April 27, 2005, the Braha Appellants filed a separate appeal with the Appellate Division also challenging the NJSEA’s decision to allow construction to begin and seeking an Order staying the construction of the Meadowlands Xanadu project. The Appellate Division has not made any determinations with respect to these appeals. On April 5, 2005 the New York Football Giants filed a Verified Complaint seeking an emergency order halting construction pending a final decision on its contention that construction of the Meadowlands Xanadu project violates its lease agreements with the NJSEA. The Superior Court of New Jersey, Chancery Division, has scheduled a hearing on that application for May 6, 2005. On March 18, 2005, the U.S. Army Corps of Engineers issued a permit to the Meadowlands

Venture to authorize the filling of 7.69 acres of wetlands and other waters of the United States in connection with the Meadowlands Xanadu project. On March 30, 2005 the Sierra Club, the New Jersey Public Interest Research Group, Citizen Lobby, Inc. and the New Jersey Environmental Federation filed a complaint in the United States District Court for the District of New Jersey, challenging the Corps’ decision to issue the permit to the Meadowlands Venture and seeking to set aside the permit and remand the matter to the Corps for further proceedings consistent with the National Environmental Policy Act and the Clean Water Act. The complaint also stated that the plaintiffs were seeking a preliminary injunction to halt the filling activities authorized by the Corps’ permit pending the resolution of the plaintiffs’ claims on the merits. The complaint names both the Corps and the Meadowlands Venture as defendants. Answers to the complaint must be filed by June 13, 2005. It is expected that the parties will file cross motions for summary judgment later this year.

The Operating Partnership believes that the Meadowlands Venture’s proposal and the planned project comply with applicable laws, and the Meadowlands Venture intends to continue its vigorous defense of its rights under the executed Redevelopment Agreement and recently executed Ground Lease. Although there can be no assurance, the Operating Partnership does not believe that the pending appeals will have any material affect on its ability to develop the Meadowlands Xanadu project.

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

Pacific Plaza I & II

Pacific Plaza I & II is a two-phase development joint venture project, located in Daly City, California between, HPMC Development Partners II, L.P. and a third-party entity. Phase I of the project, which commenced initial operations in August 2001, consists of a nine-story office building, aggregating 364,384 square feet. Phase II, which comprises a three-story retail and theater complex, commenced initial operations in June 2002. On August 27, 2004, the venture sold the Pacific Plaza I & II complex for approximately $143,000. The Operating Partnership performed management services for the property while it was owned by the venture and recognized $0 and $89 in fees for such services in the three months ended March 31, 2005 and 2004, respectively.

G&G MARTCO (Convention Plaza)

The Operating Partnership holds a 50 percent interest in G&G Martco, which owns Convention Plaza, a 305,618 square foot office building, located in San Francisco, California. The venture has a mortgage loan with a $43,880 balance at March 31, 2005 collateralized by its office property. The loan also provides the venture the ability to increase the balance of the loan up to an additional $3,896 for the funding of qualified leasing costs. The loan bears interest at a rate of the London Inter-Bank Offered Rate (“LIBOR”) (2.87 percent at March 31, 2005) plus 162.5 basis points and matures in August 2006. The Operating Partnership performs management and leasing services for the property owned by the joint venture and recognized $34 and $36 in fees for such services in the three months ended March 31, 2005 and 2004, respectively.

PLAZA VIII AND IX ASSOCIATES, L.L.C./AMERICAN FINANCIAL EXCHANGE L.L.C.

On May 20, 1998, the Operating Partnership entered into a joint venture with Columbia Development Company, L.L.C. (“Columbia”) to form American Financial Exchange L.L.C. The venture was formed to acquire land for future development, located on the Hudson River waterfront in Jersey City, New Jersey, adjacent to the Operating Partnership’s Harborside Financial Center office complex. Among other things, the partnership agreement provides for a preferred return on the Operating Partnership’s invested capital in the venture, in addition to the Operating Partnership’s proportionate share of the venture’s profit, as defined in the agreement. The joint venture acquired land on which it initially constructed a parking facility. In the fourth quarter 2000, the joint venture started construction of Plaza 10, a 577,575 square foot office building, which was 100 percent pre-leased to Charles Schwab & Co. Inc. (“Schwab”) for a 15-year term, on certain of the land owned by the venture. The lease agreement with Schwab obligated the venture, among other things, to deliver space to the tenant by required timelines and offers expansion options, at the tenant’s election.

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

RAMLAND REALTY ASSOCIATES L.L.C. (One Ramland Road)

On August 20, 1998, the Operating Partnership entered into a joint venture with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C. The venture was formed to own, manage and operate One Ramland Road, a 232,000 square foot office/flex building and adjacent developable land, located in Orangeburg, New York. In August 1999, the joint venture completed redevelopment of the property and placed the office/flex building in service. The Operating Partnership holds a 50 percent interest in the joint venture. The venture has a mortgage loan with a $14,936 balance at March 31, 2005 secured by its office/flex property. The mortgage bears interest at a rate of LIBOR plus 175 basis points and matures in January 2007, with two one-year extension options, subject to certain conditions.

The Operating Partnership performs management, leasing and other services for the property owned by the joint venture and recognized $9 and $3 in fees for such services in the three months ended March 31, 2005 and 2004 respectively.

ASHFORD LOOP ASSOCIATES L.P. (1001 South Dairy Ashford/2100 West Loop South)

On September 18, 1998, the Operating Partnership entered into a joint venture with Prudential to form Ashford Loop Associates L.P. The venture was formed to own, manage and operate 1001 South Dairy Ashford, a 130,000 square foot office building acquired on September 18, 1998, and 2100 West Loop South, a 168,000 square foot office building acquired on November 25, 1998, both located in Houston, Texas. The Operating Partnership held a 20 percent interest in the joint venture. Included in depreciation and amortization in the results of operations for the fourth quarter 2004 for the joint venture was a valuation allowance of $24,575 on account of the carrying value of the venture’s assets exceeding the net realizable value as of December 31, 2004. Included in the Operating Partnership’s equity in earnings (loss) of unconsolidated joint venture for the fourth quarter 2004 was a $4,915 loss representing the Operating Partnership’s share of the valuation allowance. On February 25, 2005, the Operating Partnership sold its interest in the venture to Prudential for $2,664 and recognized a gain on the sale of $35.

SOUTH PIER AT HARBORSIDE – HOTEL DEVELOPMENT

On November 17, 1999, the Operating Partnership entered into a joint venture with Hyatt Corporation (“Hyatt”) to develop a 350-room hotel on the South Pier at Harborside Financial Center, Jersey City, New Jersey, which was completed and commenced initial operations in July 2002. The Operating Partnership owns a 50 percent interest in the venture.

The venture had a mortgage loan with a commercial bank with a $62,902 balance at December 31, 2003 collateralized by its hotel property. The debt bore interest at a rate of LIBOR plus 275 basis points, which was scheduled to mature in December 2003, and was extended through January 29, 2004. On that date, the venture repaid the mortgage loan using the proceeds from a new $40,000 mortgage loan (with a balance as of March 31, 2005 of $39,942), collateralized by the hotel property, as well as capital contributions from the Operating Partnership and Hyatt of $10,750 each. The new loan carries an interest rate of LIBOR plus 200 basis points and matures in February 2006. The loan provides for three one-year extension options subject to certain conditions. The final two one-year extension options require payment of a fee. On May 25, 2004, the venture obtained a second mortgage loan with a commercial bank for $20,000 (with a balance as of March 31, 2005 of $14,000) collateralized by the hotel property, in which each partner, including the Operating Partnership, has severally guaranteed repayment of approximately $8,000. The loan carries an interest rate of LIBOR plus 175 basis points and matures in February 2006. The loan provides for three one-year extension options subject to certain conditions. The final two one-year extension options require payment of a fee. The proceeds from this loan were used to make distributions to the Operating Partnership and Hyatt in the amount of $10,000 each. Additionally, the venture has an $8,000 loan (with a balance as of March 31, 2005 of $7,570) with the City of Jersey City, provided by the U.S. Department of Housing and Urban Development. The loan currently bears interest at fixed rates ranging from 6.09 percent to 6.62 percent and matures in August 2020. The Operating Partnership has posted an $8,000 letter of credit in support of this loan, $4,000 of which is indemnified by Hyatt.

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

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES

The following is a summary of the financial position of the unconsolidated joint ventures in which the Operating Partnership had investment interests as of March 31, 2005 and December 31, 2004:

	March 31, 2005

				Plaza
	Meadowlands		G&G	VIII & IX	Ramland	Ashford	Harborside	Combined
	Xanadu	HPMC	Martco	Associates	Realty	Loop	South Pier	Total

Assets:
Rental property, net	$248,620	--	$ 8,624	$12,474	$12,913	--	$78,293	$360,924
Other assets	52,063	--	5,185	1,490	1,445	--	10,254	70,437

Total assets	$300,683	--	$ 13,809	$13,964	$14,358	--	$88,547	$431,361

Liabilities and partners’/ members capital (deficit):
Mortgages, loans payable and other obligations	$ --	--	$ 43,880	$ --	$14,936	--	$64,153	$122,969
Other liabilities	2,110	--	936	1,360	371	--	2,947	7,724
Partners’/members’ capital (deficit)	298,573	--	(31,007)	12,604	(949)	--	21,447	300,668

Total liabilities and partners’/members’
capital (deficit)	$300,683	--	$ 13,809	$13,964	$14,358	--	$88,547	$431,361

Operating Partnership’s investment in
unconsolidated joint ventures, net	$ 32,606	--	$ 6,990	$ 6,220	$ --	--	$13,228	$ 59,044

	December 31, 2004

				Plaza
	Meadowlands		G&G	VIII & IX	Ramland	Ashford	Harborside	Combined
	Xanadu	HPMC	Martco	Associates	Realty	Loop	South Pier	Total

Assets:
Rental property, net	$235,254	--	$ 8,571	$12,629	$13,030	$11,256	$79,721	$360,461
Other assets	1,420	--	4,589	1,463	1,559	539	12,034	21,604

Total assets	$236,674	--	$ 13,160	$14,092	$14,589	$11,795	$91,755	$382,065

Liabilities and partners’/ members capital (deficit):
Mortgages, loans payable and other obligations	$ --	--	$ 43,236	$ --	$14,936	$ --	$66,191	$124,363
Other liabilities	8,205	--	963	1,376	334	670	4,006	15,554
Partners’/members’ capital (deficit)	228,469	--	(31,039)	12,716	(681)	11,125	21,558	242,148

Total liabilities and partners’/members’
capital (deficit)	$236,674	--	$ 13,160	$14,092	$14,589	$11,795	$91,755	$382,065

Operating Partnership’s investment in
unconsolidated joint ventures, net	$ 17,359	--	$ 7,157	$ 6,279	$ --	$ 2,664	$13,284	$ 46,743

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES

The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Operating Partnership had investment interests during the three months ended March 31, 2005 and 2004:

				Plaza
	Meadowlands		G&G	VIII & IX	Ramland	Ashford	Harborside	Combined
	Xanadu	HPMC	Martco	Associates	Realty	Loop	South Pier	Total

Total revenues	--	--	$1,581	$ 76	$ 368	$ 405	$ 6,729	$9,159
Operating and other expenses	--	--	(830)	(34)	(318)	(397)	(4,532)	(6,111)
Depreciation and amortization	--	--	(255)	(154)	(156)	(160)	(1,594)	(2,319)
Interest expense	--	--	(463)	--	(162)	--	(714)	(1,339)

Net income	--	--	$ 33	$(112)	$(268)	$(152)	$ (111)	$ (610)

Operating Partnership’s equity in
earnings (loss) of
unconsolidated joint ventures	--	--	$ (167)	$ (59)	$ --	$ (30)	$ (56)	$ (312)

				Plaza
	Meadowlands		G&G	VIII & IX	Ramland	Ashford	Harborside	Combined
	Xanadu	HPMC	Martco	Associates	Realty	Loop	South Pier	Total

Total revenues	--	$ 75	$1,926	$ 65	$ 104	$ 776	$ 5,710	$ 8,656
Operating and other expenses	--	(166)	(901)	(48)	(251)	(576)	(4,154)	(6,096)
Depreciation and amortization	--	--	(279)	(154)	(139)	(244)	(1,546)	(2,362)
Interest expense	--	--	(287)	--	(107)	--	(551)	(945)

Net income	--	$ (91)	$ 459	$(137)	$(393)	$ (44)	$ (541)	$ (747)

Operating Partnership’s equity in
earnings (loss) of
unconsolidated joint ventures	--	$ 521	$ 229	$ (69)	$(225)	$ (9)	$ (270)	$ 177

5.	DEFERRED CHARGES AND OTHER ASSETS

	March 31,	December 31,
	2005	2004

Deferred leasing costs	$154,397	$152,525
Deferred financing costs	18,240	17,137

	172,637	169,662
Accumulated amortization	(56,869)	(58,170)

Deferred charges, net	115,768	111,492
In-place lease values and related intangible assets, net	42,990	17,560
Prepaid expenses and other assets, net	17,098	26,008

Total deferred charges and other assets, net	$175,856	$155,060

6.	DISCONTINUED OPERATIONS

On February 3, 2005, the Operating Partnership entered into agreements to sell its office building located at 600 Community Drive in North Hempstead, New York and its office building located at 111 East Shore Road in North Hempstead, New York, which aggregate 292,849 square feet, for a total sales price of $72,500. The two agreements are with buyers affiliated with each other and represent a single indivisible transaction. The sale is expected to close in the second quarter of 2005.

On March 31, 2005, the Operating Partnership also identified its 178,329 square foot office building located at 201 Willowbrook Boulevard in Wayne, New Jersey as held for sale. In April 2005, the Operating Partnership entered into an agreement to sell 201 Willowbrook for approximately $18,265, which is expected to close in the second quarter of 2005. In conjunction with the sale, the Operating Partnership has agreed to provide loan financing to the buyer for up to $12,000 at terms to be negotiated. The Operating Partnership determined that the carrying amount of this property identified as held for sale was not expected to be recovered from estimated net sales proceeds and, accordingly, recognized a valuation allowance of $1,613 during the three months ended March 31, 2005.

The above referenced properties are identified as held for sale as of March 31, 2005 and carried an aggregate book value of $73,820, net of accumulated depreciation of $12,640, and a valuation allowance of $1,613. The Operating Partnership has presented these assets as discontinued operations for the periods presented.

As the Operating Partnership sold 3030 L.B.J. Freeway, Dallas, Texas; 84 N. E. Loop 410, San Antonio, Texas; and 340 Mt. Kemble Avenue, Morris Township, New Jersey during the year ended December 31, 2004 and 210 South 16th Street, Omaha, Nebraska; 3 Skyline Drive, Hawthorne, New York; and 1122 Alma Road, Richardson, Texas during the three months ended March 31, 2005, the Operating Partnership has also presented these assets as discontinued operations in its statements of operations for the periods presented.

The following tables summarize income from discontinued operations and the related realized gains (losses) and unrealized losses on disposition of rental property, net for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004

Total revenues	$2,714	$6,156
Operating and other expenses	(870)	(1,907)
Depreciation and amortization	(393)	(1,409)
Interest expense (net of interest income)	9	(158)

Income from discontinued operations	$1,460	$2,682

	Three Months Ended March 31,
	2005	2004

Realized gains on disposition of rental property	$ 716	--
Unrealized losses on disposition of rental property	(1,613)	--

Realized gains (losses) and unrealized losses
on disposition of rental property, net	$ (897)	--

7.	SENIOR UNSECURED NOTES

A summary of the Operating Partnership’s senior unsecured notes as of March 31, 2005 and December 31, 2004 is as follows:

	March 31,	December 31,	Effective
	2005	2004	Rate (1)

7.250% Senior Unsecured Notes, due March 15, 2009	$ 299,070	$ 299,012	7.49%
7.835% Senior Unsecured Notes, due December 15, 2010	15,000	15,000	7.95%
7.750% Senior Unsecured Notes, due February 15, 2011	298,992	298,948	7.93%
6.150% Senior Unsecured Notes, due December 15, 2012	91,121	90,998	6.89%
5.820% Senior Unsecured Notes, due March 15, 2013	25,226	25,199	6.45%
4.600% Senior Unsecured Notes, due June 15, 2013	99,765	99,758	4.74%
5.125% Senior Unsecured Notes, due February 15, 2014	202,127	202,187	5.11%
5.125% Senior Unsecured Notes, due January 15, 2015	149,095	--	5.30%

Total Senior Unsecured Notes	$1,180,396	$1,031,102	6.61%

(1) Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount on the notes, as applicable.

On January 25, 2005, the Operating Partnership issued $150,000 face amount of 5.125 percent senior unsecured notes due January 15, 2015 with interest payable semi-annually in arrears. The proceeds from the issuance (net of selling commissions and discount) of approximately $148,103 were used primarily to reduce outstanding borrowings under the 2004 unsecured facility.

On April 15, 2005, the Operating Partnership issued $150,000 face amount of 5.05 percent senior unsecured notes due April 15, 2010 with interest payable semi-annually in arrears. The proceeds from the issuance (net of selling commissions and discount) of approximately $148,826 were used to reduce outstanding borrowings under the 2004 unsecured facility.

8.	UNSECURED REVOLVING CREDIT FACILITY

2004 Unsecured Facility

On November 23, 2004, the Operating Partnership obtained an unsecured revolving credit facility (the “2004 Unsecured Facility”) with a current borrowing capacity of $600.0 million from a group of 27 lenders. The interest rate on outstanding borrowings (not electing the Operating Partnership’s competitive bid feature) under the 2004 Unsecured Facility is currently LIBOR plus 65 basis points. The facility has a competitive bid feature, which allows the Operating Partnership to solicit bids from lenders under the facility to borrow up to $300,000 at interest rates less than the current LIBOR plus 65 basis point spread. As of March 31, 2005, the Operating Partnership’s outstanding borrowings carried a weighted average interest rate of LIBOR plus 51 points. The Operating Partnership may also elect an interest rate representing the higher of the lender’s prime rate or the Federal Funds rate plus 50 basis points. The 2004 Unsecured Facility also currently requires a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears. The 2004 Unsecured Facility matures in November 2007, with an extension option of one year, which would require a payment of 25 basis points of the then borrowing capacity of the facility upon exercise.

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

The lending group for the 2004 Unsecured Facility consists of: JPMorgan Chase Bank, N.A., as administrative agent; Bank of America, N.A., as syndication agent; The Bank of Nova Scotia, New York Agency, as documentation agent; Wachovia Bank, National Association, as documentation agent; Wells Fargo Bank, National Association, as documentation agent; SunTrust Bank, as senior managing agent; PNC Bank, National Association, as managing agent; Citicorp North America, Inc., as managing agent; US Bank National Association, as managing agent; Allied Irish Bank; Amsouth Bank; Bank of China, New York Branch; The Bank of New York; Chevy Chase Bank, F.S.B.; Deutsche Bank Trust Company Americas; Bank Hapoalim B.M.; Mizuho Corporate Bank, Ltd.; UFJ Bank Limited, New York Branch; Bank of Ireland; Comerica Bank; Chang HWA Commercial Bank, Ltd., New York Branch; First Commercial Bank, New York Agency; First Horizon Bank, A Division of First Tennessee Bank, N.A.; Bank of Taiwan; Chiao Tung Bank, Ltd.; Citizens Bank; Hua Nan Commercial Bank, New York Agency; and Taipei Bank, New York Agency.

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

SUMMARY

As of March 31, 2005 and December 31, 2004, the Operating Partnership had outstanding borrowings of $310,000 and $107,000, respectively, under the unsecured facility.

9.	MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Operating Partnership has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Operating Partnership’s rental properties. Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

A summary of the Operating Partnership’s mortgages, loans payable and other obligations as of March 31, 2005 and December 31, 2004 is as follows:

		Effective	Principal Balance at
		Interest	March 31,	December 31,
Property Name	Lender	Rate (a)	2005	2004	Maturity

Mack-Cali Centre VI	Principal Life Insurance Co.	6.87%	$ 35,000	$ 35,000	(b)
One River Centre	New York Life Ins. Co.	5.50%	45,490	45,490	(c)
Mack-Cali Bridgewater I	New York Life Ins. Co.	7.00%	23,000	23,000	09/10/05
Mack-Cali Woodbridge II	New York Life Ins. Co.	7.50%	17,500	17,500	09/10/05
Mack-Cali Short Hills	Prudential Insurance Co.	7.74%	22,560	22,789	10/01/05
500 West Putnam Avenue	New York Life Ins. Co.	6.52%	6,240	6,500	10/10/05
Harborside – Plaza 2 and 3	Northwestern/Principal	7.37%	148,298	149,473	01/01/06
Mack-Cali Airport	Allstate Life Insurance Co.	7.05%	9,802	9,852	04/01/07
Various	Prudential Insurance	4.84%	150,000	150,000	01/15/10 (d)
2200 Renaissance Boulevard	TIAA	5.89%	18,427	18,509	12/01/12
Soundview Plaza	TIAA	6.02%	18,721	18,816	01/01/13
Assumed obligations	various	4.84%	63,502	67,269	05/01/09 (e)

Total mortgages, loans payable and other obligations			$558,540	$564,198

(a)    Effective interest rate for mortgages, loans payable and other obligations reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs and other transaction costs, as applicable.

(b) On April 29, 2005, the Operating Partnership repaid this mortgage loan at par, using borrowings under the 2004 Unsecured Facility.
(c) On April 1, 2005, the Operating Partnership repaid this mortgage loan at par, using borrowings under the 2004 Unsecured Facility.
(d) Mortgage is collateralized by seven properties.
(e) The obligations mature at various times between May 2006 and May 2009.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED

Cash paid for interest for the three months ended March 31, 2005 and 2004 was $37,999 and $40,464, respectively. Interest capitalized by the Operating Partnership for the three months ended March 31, 2005 and 2004 was $1,237 and $914, respectively.

SUMMARY OF INDEBTEDNESS

As of March 31, 2005, the Operating Partnership’s total indebtedness of $2,048,936 (weighted average interest rate of 5.98 percent) was comprised of $310,000 of revolving credit facility borrowings (weighted average rate of 3.32 percent) and fixed rate debt and other obligations of $1,738,936 (weighted average rate of 6.45 percent).

As of December 31, 2004, the Operating Partnership’s total indebtedness of $1,702,300 (weighted average interest rate of 6.32 percent) was comprised of $107,000 of revolving credit facility borrowings (weighted average rate of 2.77 percent) and fixed rate debt of $1,595,300 (weighted average rate of 6.55 percent).

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

The Series C Preferred Stock has preference rights with respect to liquidation and distributions over the common stock. Holders of the Series C Preferred Stock, except under certain limited conditions, will not be entitled to vote on any matters. In the event of a cumulative arrearage equal to six quarterly dividends, holders of the Series C Preferred Stock will have the right to elect two additional members to serve on the Corporation’s Board of Directors until dividends have been paid in full. At March 31, 2005, there were no dividends in arrears. The Corporation may issue unlimited additional preferred stock ranking on a parity with the Series C Preferred Stock but may not issue any preferred stock senior to the Series C Preferred Stock without the consent of two-thirds of its holders. The Series C Preferred Stock is essentially on an equivalent basis in priority with the Preferred Units.

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

STOCK OPTION PLANS

In May 2004, the Corporation established the 2004 Incentive Stock Plan under which a total of 2,500,000 shares have been reserved for issuance. No options have been granted through March 31, 2005 under this plan. In

September 2000, the Corporation established the 2000 Employee Stock Option Plan (“2000 Employee Plan”) and the 2000 Director Stock Option Plan (“2000 Director Plan”). In May 2002, shareholders of the Corporation approved amendments to both plans to increase the total shares reserved for issuance under both of the 2000 plans from 2,700,000 to 4,350,000 shares of the Corporation’s common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan). In 1994, and as subsequently amended, the Corporation established the Mack-Cali Employee Stock Option Plan (“Employee Plan”) and the Mack-Cali Director Stock Option Plan (“Director Plan”) under which a total of 5,380,188 shares (subject to adjustment) of the Corporation’s common stock have been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan). Stock options granted under the Employee Plan in 1994 and 1995 became exercisable over a three-year period. Stock options granted under the 2000 Employee Plan and those options granted subsequent to 1995 under the Employee Plan become exercisable over a five-year period. All stock options granted under both the 2000 Director Plan and Director Plan become exercisable in one year. All options were granted at the fair market value at the dates of grant and have terms of ten years. As of March 31, 2005 and December 31, 2004, the stock options outstanding had a weighted average remaining contractual life of approximately 6.4 and 6.5 years, respectively.

Information regarding the Corporation’s stock option plans is summarized below:

		Weighted Average
	Shares Under Options	Exercise Price

Outstanding at January 1, 2005	1,703,631	$29.31
Granted	--	--
Exercised	(337,319)	$28.29
Lapsed or canceled	(21,300)	$28.60

Outstanding at March 31, 2005	1,345,012	$29.58

Options exercisable at March 31, 2005	717,572	$30.39
Available for grant at March 31, 2005	4,629,858	--

The Operating Partnership recognized stock options expense of $37 and $49 for the three months ended March 31, 2005 and 2004, respectively.

STOCK COMPENSATION

The Corporation has granted stock awards to officers, certain other employees, and non-employee members of the Board of Directors of the Corporation, which allow the holders to each receive a certain amount of shares of the Corporation’s common stock generally over a one to five-year vesting period. Certain Restricted Stock Awards are contingent upon the Corporation meeting certain performance and/or stock price appreciation objectives. All Restricted Stock Awards provided to the officers and certain other employees were granted under the 2000 Employee Plan and the Employee Plan. Restricted Stock Awards granted to directors of the Corporation were granted under the 2000 Director Plan.

Information regarding the Restricted Stock Awards is summarized below:

Shares

Outstanding at January 1, 2005	198,703
Granted	113,500
Vested	(70,459)

Outstanding at March 31, 2005	241,744

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

During the three months ended March 31, 2005 and 2004, 1,889 and 1,537 deferred stock units were earned, respectively. As of March 31, 2005 and December 31, 2004, there were 30,800 and 29,222 director stock units outstanding, respectively.

LIMITED PARTNERS’ CAPITAL:

SERIES B PREFERRED UNITS

The Series B Preferred Units have a stated value of $1,000 per unit and are preferred as to assets over any class of common units or other class of preferred units of the Operating Partnership, based on circumstances per the applicable unit certificates. The quarterly distribution on each Series B Preferred Unit is an amount equal to the greater of (i) $16.875 (representing 6.75 percent of the Series B Preferred Unit stated value of an annualized basis) or (ii) the quarterly distribution attributable to a Series B Preferred Unit determined as if such unit had been converted into common units, subject to adjustment for customary anti-dilution rights. Each of the Series B Preferred Units may be converted at any time into common units at a conversion price of $34.65 per unit. Common units received pursuant to such conversion may be redeemed for an equal number of shares of common stock. At any time after June 11, 2005, the Operating Partnership may cause the mandatory conversion of the Series B Preferred Units into common units at the conversion price of $34.65 per unit if, for at least 20 of the prior consecutive 30 days, the closing price of the Corporation’s common stock equals or exceeds $34.65. The Operating Partnership is prohibited from taking certain actions that would adversely affect the rights of the holders of Series B Preferred Units without the consent of at least 66 2/3 percent of the outstanding Series B Preferred Units, including authorizing, creating or issuing any additional preferred units ranking senior to or equal with the Series B Preferred Units; provided, however, that such consent is not required if the Operating Partnership issues preferred units ranking equal (but not senior) to the Series B Preferred Units in an aggregate amount up to the greater of (a) $200,000 in stated value or (b) 10 percent of the sum of (1) the combined market capitalization of the Corporation’s common stock and the Operating Partnership’s common units and Series B Preferred Units, as if converted into common stock, and (2) the aggregate liquidation preference on any of the Corporation’s non-convertible preferred stock or the Operating Partnership’s non-convertible preferred units. As of March 31, 2005, the calculation in the above clause (b) was $321,721.

As of March 31, 2005 and December 31, 2004, the Operating Partnership had 215,018 and 215,018 Series B Preferred Units outstanding (convertible into 6,205,425 and 6,205,425 common units), respectively.

COMMON UNITS

Certain individuals and entities own common units in the Operating Partnership. A common unit and a share of common stock of the Corporation have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the Operating Partnership. Common units are redeemable by the common unitholders at their option, subject to certain restrictions, on the basis of one common unit for either one share of common stock or cash equal to the fair market value of a share at the time of the redemption. The Corporation has the option to deliver shares of common stock in exchange for all or any portion of the cash requested. The common unitholders may not put the units for cash to the Corporation or the Operating Partnership. When a unitholder redeems a common unit for a share of common stock of the Corporation, limited partners’ capital is reduced and the General Partner’s capital is increased.

As of March 31, 2005 and December 31, 2004, the Operating Partnership had 7,657,428 and 7,616,447 common units outstanding, respectively.

EARNINGS PER UNIT

Basic EPU excludes dilution and is computed by dividing net income available to common unitholders by the weighted average number of units outstanding for the period. Diluted EPU reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units.

The following information presents the Operating Partnership’s results for the three months ended March 31, 2005 and 2004 in accordance with FASB No. 128:

	Three Months Ended March 31,
Computation of Basic EPU	2005	2004

Income from continuing operations	$29,086	$31,480
Deduct: Preferred unit distributions	(4,409)	(4,409)

Income from continuing operations available to common unitholders	24,677	27,071
Income from discontinued operations	563	2,682

Net income available to common unitholders	$25,240	$29,753

Weighted average common units	68,807	67,594

Basic EPU:
Income from continuing operations	$ 0.36	$ 0.40
Income from discontinued operations	0.01	0.04

Net income available to common unitholders	$ 0.37	$ 0.44

	Three Months Ended March 31,
Computation of Diluted EPU	2005	2004

Income from continuing operations available to common unitholders	$24,677	$27,071
Add: Income from continuing operations attributable to
Operating Partnership – Series B Preferred Units	--	--

Income from continuing operations for diluted earnings per unit	24,677	27,071
Income from discontinued operations for diluted earnings per unit	563	2,682

Net income available to common unitholders	$25,240	$29,753

Weighted average common units	69,273	68,276

Diluted EPU:
Income from continuing operations	$ 0.36	$ 0.40
Income from discontinued operations	--	0.04

Net income available to common unitholders	$ 0.36	$ 0.44

The following schedule reconciles the shares used in the basic EPU calculation to the units used in the diluted EPU calculation:

	Three Months Ended March 31,
	2005	2004

Basic EPU units	68,807	67,594
Add: Stock options	466	660
Stock Warrants	--	22

Diluted EPU units	69,273	68,276

Not included in the computations of diluted EPU were 6,205,425 and 6,205,425 Series B Preferred Units, as such securities were anti-dilutive during the three months ended March 31, 2005 and 2004, respectively. Unvested restricted stock outstanding as of March 31, 2005 and 2004 were 241,744 and 226,272, respectively.

11.	MINORITY INTEREST IN CONSOLIDATED JOINT VENTURES

On November 23, 2004, the Operating Partnership acquired a 62.5 percent interest in One River Centre, a three-building 457,472 square-foot office complex located in Middletown, New Jersey, through the Operating

Partnership’s conversion of its note receivable into a controlling equity interest. Minority interests: Consolidated joint ventures, as of December 31, 2004, consisted of the 37.5 percent non-controlling interest owned by the third party. In March 2005, the Operating Partnership acquired the remaining 37.5 percent non-controlling interest in One River Centre for $10,499, comprised of $7,713 in cash and the issuance of 63,328 common units in the Operating Partnership.

12.	EMPLOYEE BENEFIT 401(k) PLAN

All employees of the Corporation who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan (the “401(k) Plan”). The 401(k) Plan allows eligible employees to defer up to 15 percent of their annual compensation, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Operating Partnership, at management’s discretion, may match employee contributions and/or make discretionary contributions. Total expense recognized by the Operating Partnership for the three months ended March 31, 2005 and 2004 was $100 and $100, respectively.

13.	COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS

Pursuant to agreements with the City of Jersey City, New Jersey, the Operating Partnership is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties located in Jersey City, as follows:

The Harborside Plaza 5 agreement, as amended, which commenced in 2002 upon substantial completion of the property, as defined, is for a term of 20 years. The PILOT is equal to two percent of Total Project Costs. Total Project Costs, as defined are $159,625. The PILOT totaled $798 and $798 for the three months ended March 31, 2005 and 2004, respectively.

The Harborside Plaza 4-A agreement, which commenced in 2000, is for a term of 20 years. The PILOT is equal to two percent of Total Project costs, as defined, and increases by 10 percent in years 7, 10 and 13 and by 50 percent in year 16. Total Project costs, as defined, are $45,497. The PILOT totaled $227 and $227 for the three months ended March 31, 2005 and 2004.

The 101 Hudson Street agreement commenced in 1991 for a term of 15 years and expires in 2006. The PILOT currently provides for the payment of a minimum annual service charge of approximately $4,193, subject to certain adjustments as provided in the PILOT agreement. The PILOT totaled $373 for the period of time during the three months ended March 31, 2005 for which the Operating Partnership owned the property.

The Harborside Plaza 2 and 3 agreement, commenced in 1990 and expires in 2005. Such PILOT is equal to two percent of Total Project Costs, as defined, in year one and increases by $75 per annum through year 15. Total Project Costs, as defined, are $145,644. The PILOT totaled $991 and $972 for the three months ended March 31, 2005 and 2004, respectively.

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

GROUND LEASE AGREEMENTS

Future minimum rental payments under the terms of all non-cancelable ground leases under which the Operating Partnership is the lessee, as of March 31, 2005, are as follows:

Year	Amount

2005	$ 398
2006	530
2007	528
2008	507
2009	510
2010 through 2080	20,142

Total	$22,615

Ground lease expense incurred by the Operating Partnership during the three months ended March 31, 2005 and 2004 amounted to $141 and $258, respectively.

OTHER

The Operating Partnership may not dispose of or distribute certain of its properties, currently comprising 72 properties with an aggregate net book value of approximately $1,215,871, which were originally contributed by members of either the Mack Group (which includes William L. Mack, Chairman of the Corporation’s Board of Directors; David S. Mack, a director of the Corporation; Earle I. Mack, a former director of the Corporation; and Mitchell E. Hersh, president, chief executive officer and a director of the Corporation), the Robert Martin Group (which includes Martin W. Berger, a former director of the Corporation; Robert F. Weinberg, a director of the Corporation; and Timothy M. Jones, former president of the Corporation) or the Cali Group (which includes John R. Cali, a director of the Corporation and John J. Cali, a former director of the Corporation) without the express written consent of a representative of the Mack Group, the Robert Martin Group or the Cali Group, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate Mack Group, Robert Martin Group or Cali Group members for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”). The aforementioned restrictions do not apply in the event that the Operating Partnership sells all of its properties or in connection with a sale transaction which the Corporation’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Operating Partnership or the Corporation or to cure any material monetary default on any mortgage secured by a property. The Property Lock-Ups expire periodically through 2008. Upon the expiration of the Property Lock-Ups, the Operating Partnership is required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate Mack Group, Robert Martin Group or Cali Group members.

14.	TENANT LEASES

The Properties are leased to tenants under operating leases with various expiration dates through 2021. Substantially all of the leases provide for annual base rents plus recoveries and escalation charges based upon the tenant’s proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass-through of charges for electrical usage.

Future minimum rentals to be received under non-cancelable operating leases at March 31, 2005 are as follows:

Year	Amount

April 1 through December 31, 2005	$ 397,568
2006	499,427
2007	441,951
2008	382,225
2009	331,766
2010 and thereafter	1,074,244

Total	$3,127,181

15.	SEGMENT REPORTING

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

Selected results of operations for the three months ended March 31, 2005 and 2004 and selected asset information as of March 31, 2005 and December 31, 2004 regarding the Operating Partnership’s operating segment are as follows:

	Total Segment	Corporate & Other (e)	Total Operating Partnership

Total contract revenues (a):
Three months ended:
March 31, 2005	$ 149,332	$ 272	$ 149,604	(f)
March 31, 2004	136,051	868	136,919	(g)

Total operating and interest (b):
Three months ended:
March 31, 2005	$ 52,346	$ 35,860	$ 88,206	(h)
March 31, 2004	44,599	34,842	79,441	(i)

Equity in earnings of unconsolidated
joint ventures:
Three months ended:
March 31, 2005	$ (312)	$ --	$ (312)
March 31, 2004	177	--	177

Net operating income (c):
Three months ended:
March 31, 2005	$ 96,674	$(35,588)	$ 61,086	(f) (h)
March 31, 2004	91,629	(33,974)	57,655	(g) (i)

Total assets:
March 31, 2005	$4,170,726	$ 22,486	$4,193,212
December 31, 2004	3,809,320	40,845	3,850,165

Total long-lived assets (d):
March 31, 2005	$3,984,303	$ 3,364	$3,987,667
December 31, 2004	3,663,618	4,176	3,667,794

(a)   Total contract revenues represent all revenues during the period (including the Operating Partnership’s share of net income from unconsolidated joint ventures), excluding adjustments for straight-lining of rents, the Operating Partnership’s share of straight-line rent adjustments from unconsolidated joint ventures and rent adjustments on above/below market leases.

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

(f)    Excludes $3,242 of adjustments for straight-lining of rents, $556 for rent adjustments on above/below market leases, and $47 for the Operating Partnership’s share of straight-line rent adjustments from unconsolidated joint ventures.

(g)   Excludes $2,664 of adjustments for straight-lining of rents, $12 for rent adjustments on above/below market leases, and $143 for the Operating Partnership’s share of straight-line rent adjustments from unconsolidated joint ventures.

(h) Excludes $35,806 of depreciation and amortization.
(i) Excludes $29,714 of depreciation and amortization.

16.	IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

SFAS No. 123 (revised 2004), Share-Based Payment

In October 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires companies to categorize share-based payments as either liability or equity awards. For liability awards, companies will remeasure the award at fair value at each balance sheet date until the award is settled. Equity classified awards are measured at the grant-date fair value and are not remeasured. SFAS 123R will be effective for annual periods beginning after June 15, 2005. Awards issued, modified, or settled after the effective date will be measured and recorded in accordance with SFAS 123R. The Operating Partnership believes that the implementation of this standard will not have a material effect on the Operating Partnership’s consolidated financial position or results of operations.

SFAS No. 153, Accounting for Non-monetary Transactions

In December 2004, the FASB issued SFAS No. 153, “Accounting for Non-monetary Transactions” (“SFAS 153”). SFAS 153 requires non-monetary exchanges to be accounted for at fair value, recognizing any gain or loss, if the transactions meet a commercial-substance criterion and fair value is determinable. SFAS No. 153 is effective for non-monetary transactions occurring in fiscal years beginning after June 15, 2005. The Operating Partnership believes that the implementation of this standard will not have a material effect on the Operating Partnership’s consolidated financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of	Financial Condition and Results of Operations

GENERAL

The following discussion should be read in conjunction with the Consolidated Financial Statements of Mack-Cali Realty, L.P. and the notes thereto (collectively, the “Financial Statements”). Certain defined terms used herein have the meaning ascribed to them in the Financial Statements.

Executive Overview

Mack-Cali Realty Corporation (the “Corporation”) is one of the largest real estate investment trusts (REITs) in the United States, with a total market capitalization of approximately $5.3 billion at March 31, 2005. Mack-Cali Realty, L.P. (the “Operating Partnership”) has been involved in all aspects of commercial real estate development, management and ownership for over 50 years, and the Corporation has been a publicly-traded REIT since 1994. The Operating Partnership owns or has interests in 270 properties (collectively, the “Properties”), primarily class A office and office/flex buildings, totaling approximately 30.4 million square feet, leased to approximately 2,100 tenants. The properties are located primarily in suburban markets of the Northeast, some with adjacent, Operating Partnership-controlled developable land sites able to accommodate up to 8.5 million square feet of additional commercial space.

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

As a result of the economic climate since 2001, substantially all of the real estate markets the Operating Partnership operates in materially softened. Demand for office space declined significantly and vacancy rates increased in each of the Operating Partnership’s core markets over the period. Through May 2, 2005, the Operating Partnership’s core markets continued to be weak. The percentage leased in the Operating Partnership’s consolidated portfolio of stabilized operating properties decreased to 91.1 percent at March 31, 2005 as compared to 91.2 percent at December 31, 2004 and 91.1 percent at March 31, 2004. Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future, and leases that expire at the period end date. Excluded from percentage leased at December 31, 2004 was a non-strategic, non-core 318,224 square foot property acquired through a deed in lieu of foreclosure, which was 12.7 percent leased at December 31, 2004 and subsequently sold on February 4, 2005. Leases that expired as of March 31, 2005, December 31, 2004 and March 31, 2004 aggregate 117,183, 439,697 and 31,291 square feet, respectively, or 0.4, 1.5 and 0.01 percentage of the net rentable square footage, respectively. Market rental rates have declined in most markets from peak levels in late 2000 and early 2001. Rental rates on the Operating Partnership’s space that was re-leased (based on first rents payable) during the three months ended March 31, 2005 decreased an average of 4.4 percent compared to rates that were in effect under expiring leases, as compared to a 10.2 percent decrease for the same period in 2004. The Operating Partnership believes that vacancy rates may continue to increase in most of its markets in 2005. As a result, the Operating Partnership’s future earnings and cash flow may continue to be negatively impacted by current market conditions.

The remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand:

•	property transactions during the period;
•	critical accounting policies and estimates;
•	results of operations for the current quarter as compared to the same period last year;
•	results of operations for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004; and
•	liquidity and capital resources.

Property Transactions in 2005

Property Acquisitions

The Operating Partnership acquired the following office properties during the three months ended March 31, 2005:

					Investment by
Acquisition			# of	Rentable	Operating Partnership (a)
Date	Property/Address	Location	Bldgs.	Square Feet	(in thousands)

03/02/05	101 Hudson Street (b)	Jersey City, Hudson County, NJ	1	1,246,283	$330,233
03/29/05	23 Main Street (b) (c)	Holmdel, Monmouth County, NJ	1	350,000	23,880

Total Property Acquisitions:			2	1,596,283	$354,113

(a) Amounts are as of March 31, 2005.
(b) Transaction was funded primarily through borrowing on the Operating Partnership’s revolving credit facility.
(c) In addition to its initial investment, the Operating Partnership presently intends to make additional investments related to the property of approximately $12,122.

Property Sales

The Operating Partnership sold the following office properties during the three months ended March 31, 2005:

					Net Sales	Net Book	Realized
Sale			# of	Rentable	Proceeds	Value	Gain/(Loss)
Date	Property/Address	Location	Bldgs.	Square Feet	(in thousands)	(in thousands)	(in thousands)

02/04/05	210 South 16th Street	Omaha, Douglas County, Nebraska	1	318,224	$ 8,464	$ 8,210	$254
02/11/05	1122 Alma Road	Richardson, Dallas County, Texas	1	82,576	2,075	2,344	(269)
02/15/05	3 Skyline Drive	Hawthorne, Westchester County, New York	1	75,668	9,587	8,856	731

Total Office Property Sales:			3	476,468	$20,126	$19,410	$716

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

Rental Property:

Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Interest capitalized by the Operating Partnership for the three months ended March 31, 2005 and 2004 was $1.2 million and $0.9 million, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

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

Results From Operations

The following comparisons for the three months ended March 31, 2005 (“2005”), as compared to the three months ended March 31, 2004 (“2004”), make reference to the following: (i) the effect of the “Same-Store Properties,” which represents all in-service properties owned by the Operating Partnership at December 31, 2003 and (ii) the effect of the “Acquired Properties,” which represents all properties acquired by the Operating Partnership or commencing initial operations from January 1, 2004 through March 31, 2005.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

	Three Months Ended
	March 31,		Dollar	Percent
(dollars in thousands)	2005	2004	Change	Change

Revenue from rental operations:
Base rents	$133,141	$121,068	$12,073	10.0%
Escalations and recoveries from tenants	18,412	15,197	3,215	21.2
Parking and other	1,896	3,473	(1,577)	(45.4)

Total revenues	153,449	139,738	13,711	9.8

Property expenses:
Real estate taxes	19,117	16,358	2,759	16.9
Utilities	11,949	11,033	916	8.3
Operating services	21,378	17,336	4,042	23.3

Sub-total	52,444	44,727	7,717	17.3

General and administrative	7,427	6,397	1,030	16.1
Depreciation and amortization	35,807	29,714	6,093	20.5
Interest expense	28,398	29,037	(639)	(2.2)
Interest income	(64)	(720)	656	91.1

Total expenses	124,012	109,155	14,857	13.6

Income from continuing operations before
equity in earnings of unconsolidated joint ventures	29,437	30,583	(1,146)	(3.7)
Minority interest in consolidated joint ventures	(74)	--	(74)	(100.0)
Equity in earnings of unconsolidated joint ventures, net	(312)	177	(489)	(276.3)
Gain on sale of investment in unconsolidated
joint ventures	35	720	(685)	(95.1)

Income from continuing operations	29,086	31,480	(2,394)	(7.6)
Discontinued operations:
Income from discontinued operations:	1,460	2,682	(1,222)	(45.6)
Realized gains (losses) and unrealized losses on
disposition of rental property, net	(897)	--	(897)	(100.0)

Total discontinued operations, net	563	2,682	(2,119)	(79.0)

Net income	29,649	34,162	(4,513)	(13.2)
Preferred unit distributions	(4,409)	(4,409)	--	--

Net income available to common unitholders	$ 25,240	$ 29,753	$(4,513)	(15.2)%

The following is a summary of the changes in revenue from rental operations and property expenses divided into Same-Store Properties, Acquired Properties and Dispositions (dollars in thousands):

	Total Operating		Same –Store		Acquired
	Partnership		Properties		Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Change	Change	Change	Change	Change	Change

Revenue from rental operations:
Base rents	$12,073	10.0%	$1,723	1.4%	$10,350	8.6%
Escalations and recoveries
from tenants	3,215	21.2	1,653	10.9	1,562	10.3
Parking and other	(1,577)	(45.4)	(1,531)	(44.1)	(46)	(1.3)

Total	$13,711	9.8%	$1,845	1.3%	$11,866	8.5%

Property expenses:
Real estate taxes	$2,759	16.9%	$1,173	7.2%	$1,586	9.7%
Utilities	916	8.3	325	2.9	591	5.4
Operating services	4,042	23.3	2,362	13.6	1,680	9.7

Total	$7,717	17.3%	$3,860	8.6%	$3,857	8.7%

OTHER DATA:
Number of Consolidated Properties
(excluding properties held for sale):	264		248		16
Square feet (in thousands)	29,392		25,386		4,006

Base rents for the Same-Store Properties increased $1.7 million, or 1.4 percent, for 2005 as compared to 2004, due primarily to increases in occupancies at the properties in 2005 from 2004. Escalations and recoveries from tenants for the Same-Store Properties increased $1.7 million, or 10.9 percent, for 2005 over 2004, due primarily to an increased amount of total property expenses in 2005. Parking and other income for the Same-Store Properties decreased $1.5 million, or 44.1 percent, due primarily to a decrease in lease termination fees in 2005.

Real estate taxes on the Same-Store Properties increased $1.2 million, or 7.2 percent, for 2005 as compared to 2004, due primarily to property tax rate increases in certain municipalities in 2005, partially offset by lower assessments on certain properties in 2004. Utilities for the Same-Store Properties increased $0.3 million, or 2.9 percent, for 2005 as compared to 2004, due primarily to increased usage due to more severe weather in 2005 as compared to 2004. Operating services for the Same-Store Properties increased $2.4 million, or 13.6 percent, due primarily to increased snow removal costs of $1.0 million, increased property operations salaries and related expenses of $0.4 million and repairs and maintenance expenses of $0.5 million in 2005 as compared to 2004.

General and administrative increased by $1.0 million, or 16.1 percent, for 2005 as compared to 2004. This increase was due primarily to increases in professional fees and state income taxes aggregating $0.9 million in 2005 as compared to 2004.

Depreciation and amortization increased by $6.1 million, or 20.5 percent, for 2005 over 2004. Of this increase, $2.0 million, or 6.8 percent, is attributable to the Same-Store Properties, and $4.1 million, or 13.7 percent, is due to the Acquired Properties.

Interest expense decreased $0.6 million, or 2.2 percent, for 2005 as compared to 2004. This decrease was due primarily to lower interest rates in 2005 over 2004, partially on account of lower interest rate unsecured notes issued in late 2004, and repayment of higher interest rate unsecured notes.

Interest income decreased $0.7 million, or 91.1 percent, for 2005 as compared to 2004. This decrease was due primarily to lower average cash balances in 2005.

Equity in earnings of unconsolidated joint ventures decreased $0.5 million, or 276.3 percent, for 2005 as compared to 2004. The decrease was due primarily to the sale of the Pacifica Plaza Phase I and II in Daly City, California, in late 2004 resulting in a reduction of $0.5 million in 2005 and a reduction in 2005 of $0.4 million as a result of operations at the G&G Martco joint venture, partially offset by an increase from operations of the Hyatt Hotel at Harborside South Pier of $0.2 million.

Gain on sale of investment in unconsolidated joint ventures amounted to $0.7 million in 2004 on account of the receipt of additional contingent purchase consideration from the Harborside North Pier Sale. Gain on sale of investment in unconsolidated joint ventures (net of minority interest) amounted to $35,000 in 2005 due to the sale of the Operating Partnership’s interest in the Ashford Loop joint venture.

Income from continuing operations before equity in earnings of unconsolidated joint ventures decreased to $29.4 million in 2005 from $30.5 million in 2004. The decrease of approximately $1.1 million is due to the factors discussed above.

Net income available to common unitholders decreased by $4.5 million, from $29.7 million in 2004 to approximately $25.2 million in 2005. This decrease was the result of a decrease in income from continuing operations before equity in earnings of unconsolidated joint ventures of $1.1 million, a decrease in income from discontinued operations of $1.2 million, realized gains and unrealized losses on disposition of rental property of $0.9 million in 2005, a gain on sale of investment in unconsolidated joint ventures of $0.7 million in 2004, a decrease in equity in earnings of unconsolidated joint ventures of $0.5 million, and minority interest in consolidated joint ventures of $0.1 million in 2005.

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

REIT Restrictions:

To maintain its qualification as a REIT, the Corporation must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. Moreover, the Corporation intends to continue to make regular quarterly distributions to its common stockholders which, based upon current policy, in the aggregate would equal approximately $155.1 million on an annualized basis. However, any such distribution, whether for federal income tax purposes or otherwise, would only be paid out of available cash, including borrowings and other sources, after meeting operating requirements, preferred stock and unit dividends and distributions, and scheduled debt service on the Operating Partnership’s debt.

Property Lock-Ups:

The Operating Partnership may not dispose of or distribute certain of its properties, currently comprising 72 properties with an aggregate net book value of approximately $1.2 billion, which were originally contributed by members of either the Mack Group (which includes William L. Mack, Chairman of the Corporation’s Board of Directors; David S. Mack, a director of the Corporation, Earle I. Mack, a former director of the Corporation; and Mitchell E. Hersh, president, chief executive officer and director), the Robert Martin Group (which includes Robert F. Weinberg, a director of the Corporation; Martin S. Berger, a former director of the Corporation; and Timothy M. Jones, former president of the Corporation), or the Cali Group (which includes John J. Cali, a former director of the Corporation and John R. Cali, a director of the Corporation) without the express written consent of a representative of the Mack Group, the Robert Martin Group or the Cali Group, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate Mack Group, Robert Martin Group or Cali Group members for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”). The aforementioned restrictions do not apply in the event that the Operating Partnership sells all of its properties or in connection with a sale transaction which the Corporation’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Operating Partnership or the Corporation or to cure any material monetary default on any mortgage secured by a property. The Property Lock-Ups expire periodically through 2008. Upon the expiration of the Property Lock-Ups, the Operating Partnership is required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate Mack Group, Robert Martin Group or Cali Group members.

Unencumbered Properties:

As of March 31, 2005, the Operating Partnership had 247 unencumbered properties, totaling 24.2 million square feet, representing 81.1 percent of the Operating Partnership’s total portfolio on a square footage basis.

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

Cash Flows

Cash and cash equivalents increased by $0.8 million to $13.1 million at March 31, 2005, compared to $12.3 million at December 31, 2004. The increase is comprised of the following net cash flow items:

(1)	$49.4 million provided by operating activities.

(2)	$355.6 million used in investing activities, consisting primarily of the following:
	(a)	$356.4 million used for additions to rental property and related intangibles; plus
	(b)	$15.3 million used for investments in unconsolidated joint ventures; minus
	(c)	$20.1 million received from proceeds from sale of rental properties.

(3)	$307.0 million provided by financing activities, consisting primarily of the following:
	(a)	$396.0 million from borrowings under the unsecured credit facility; minus
	(b)	$193.0 million used for the repayment of borrowings under the Operating Partnership’s unsecured credit facility; minus
	(c)	$47.7 million used for the payment of distributions.

Debt Financing

Summary of Debt:

The following is a breakdown of the Operating Partnership’s debt between fixed and variable-rate financing as of March 31, 2005:

	Balance ($000’s)	% of Total	Weighted Average Interest Rate (a)	Weighted Average Maturity in Years

Fixed Rate Unsecured Debt	$1,180,396	57.61%	6.61%	6.78
Fixed Rate Secured Debt and
Other Obligations	558,540	27.26%	6.11%	2.53
Variable Rate Unsecured Debt	310,000	15.13%	3.32%	2.65

Totals/Weighted Average:	$2,048,936	100.0%	5.98%	5.00

Debt Maturities:

Scheduled principal payments and related weighted average annual interest rates for the Operating Partnership’s debt as of March 31, 2005 are as follows:

Period	Scheduled Amortization ($000’s)	Principal Maturities ($000’s)	Total ($000’s)	Weighted Average Interest Rate of Future Repayments (a)

2005	$18,045	$ 148,738	$ 166,783	6.50%
2006	17,446	144,642	162,088	7.10%
2007	16,591	319,364	335,955	3.50%
2008	16,434	--	16,434	4.95%
2009	5,206	300,000	305,206	7.45%
Thereafter	3,633	1,066,143	1,069,776	6.11%

Sub-total	77,355	1,978,887	2,056,242	5.98%
Adjustment for unamortized
debt discount/premium, net,
as of March 31, 2005	(7,306)	--	(7,306)	--

Totals/Weighted Average	$70,049	$1,978,887	$2,048,936	5.98%

(a) Actual weighted average LIBOR contract rates relating to the Operating Partnership’s outstanding debt as of March 31, 2005 of 2.81 percent was used in calculating revolving credit facility.

Senior Unsecured Notes:

On January 25, 2005, the Operating Partnership issued $150.0 million face amount of 5.125 percent senior unsecured notes due January 15, 2015 with interest payable semi-annually in arrears. The proceeds from the issuance (net of selling commissions and discount) of approximately $148.1 million were used primarily to reduce outstanding borrowings under the 2004 unsecured facility.

On April 15, 2005, the Operating Partnership issued $150.0 million face amount of 5.05 percent senior unsecured notes due April 15, 2010 with interest payable semi-annually in arrears. The proceeds from the issuance (net of selling commissions and discount) of approximately $148.8 million were used to reduce outstanding borrowings under the 2004 unsecured facility.

The terms of the Operating Partnership’s senior unsecured notes (which totaled approximately $1.2 billion as of March 31, 2005) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

Unsecured Revolving Credit Facility:

2004 Unsecured Facility

On November 23, 2004, the Operating Partnership obtained an unsecured revolving credit facility (the “2004 Unsecured Facility”) with a current borrowing capacity of $600.0 million from a group of 27 lenders. As of April 29, 2005, the Operating Partnership had $273.5 million of outstanding borrowings under the 2004 Unsecured Facility.

The interest rate on outstanding borrowings (not electing the Operating Partnership’s competitive bid feature) under the 2004 Unsecured Facility is currently LIBOR plus 65 basis points. The facility has a competitive bid feature, which allows the Operating Partnership to solicit bids from lenders under the facility to borrow up to $300,000 at interest rates less than the current LIBOR plus 65 basis point spread. As of March 31, 2005, the Operating Partnership’s outstanding borrowings carried a weighted average interest rate of LIBOR plus 51 points. The Operating Partnership may also elect an interest rate representing the higher of the lender’s prime rate or the Federal Funds rate plus 50 basis points. The 2004 Unsecured Facility also currently requires a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears. The 2004 Unsecured Facility matures in November 2007, with an extension option of one year, which would require a payment of 25 basis points of the then borrowing capacity of the facility upon exercise.

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

On April 1, 2005, the Operating Partnership repaid the $45.5 million mortgage loan with New York Life Insurance Company collateralized by One River Centre, which was scheduled to mature on May 10, 2005, using borrowings under the unsecured credit facility.

On April 29, 2005, the Operating Partnership repaid the $35.0 million loan with Principal Life Insurance Company collateralized by Mack-Cali Centre VI, which was scheduled to mature on May 1, 2005, using borrowings under the unsecured credit facility.

Debt Strategy:

The Operating Partnership does not intend to reserve funds to retire the Operating Partnership’s senior unsecured notes or its mortgages, loans payable and other obligations upon maturity. Instead, the Operating Partnership will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates. If it cannot raise sufficient proceeds to retire the maturing debt, the Operating Partnership may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility. As of April 29, 2005, the Operating Partnership had $273.5 million of outstanding borrowings under its $600 million unsecured revolving credit facility. The Operating Partnership has approximately $212.9 million of mortgage indebtedness maturing from April 30, 2005 through January 1, 2006. The Operating Partnership is reviewing various refinancing options, including the public issuance of additional unsecured debt, the issuance in public or private transactions of preferred equity instruments, and/or obtaining additional mortgage debt, some or all of which may be completed during 2005. The Operating Partnership anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Operating Partnership’s capital and liquidity needs both in the short and long-term. However, if these sources of funds are insufficient or unavailable, the Operating Partnership’s ability to make the expected distributions discussed below may be adversely affected.

Equity Financing and Registration Statements

Equity Activity:

The following table presents the changes in the Corporation’s issued and outstanding shares of Common Stock and the Operating Partnership’s common units and preferred units (as converted) since December 31, 2004:

	Common	Common	Preferred Units,
	Stock	Units	as Converted (a)	Total

Outstanding at December 31, 2004	61,038,875	7,616,447	6,205,425	74,860,747
Stock options exercised	337,319	--	--	337,319
Common units redeemed for Common
Stock	22,347	(22,347)	--	--
Common units issued	--	63,328	--	63,328
Shares issued under Dividend
Reinvestment and Stock Purchase
Plan	2,020	--	--	2,020
Restricted shares issued	113,500	--	--	113,500

Outstanding at March 31, 2005	61,514,061	7,657,428	6,205,425	75,376,914

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

Shelf Registration Statements:

The Corporation has an effective shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (“SEC”) for an aggregate amount of $2.0 billion in common stock, preferred stock and/or warrants of the Corporation. On July 1, 2004, the Corporation filed post-effective amendment no. 1 to this shelf registration statement, adding depositary shares and otherwise updating the disclosures contained therein. Such post-effective amendment was declared effective by the SEC on July 12, 2004. No securities have been sold under this registration statement.

The Corporation and the Operating Partnership also have an effective shelf registration statement on Form S-3 (the “Original Joint Shelf”) filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares and guarantees of the Corporation and debt securities of the Operating Partnership, under which $1,700,283,478 of securities have been sold. On July 1, 2004, the Corporation and the Operating Partnership filed a new shelf registration statement on Form S-3 (the “New Joint Shelf”) with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the Corporation and debt securities of the Operating Partnership. Pursuant to Rule 429 under the Securities Act of 1933, as amended (the “Securities Act”), the New Joint Shelf is a combined registration statement which constitutes post-effective amendment no. 1 to the Original Joint Shelf, and the $2.5 billion available for issuance under the New Joint Shelf included the $574,716,522 of remaining availability under the Original Joint Shelf. The New Joint Shelf was declared effective by the SEC on July 22, 2004. As of May 1, 2005, $2.20 billion remained available for issuance under the New Joint Shelf.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt:

The debt of the Operating Partnership’s unconsolidated joint ventures aggregating $123.0 million, at March 31, 2005, is non-recourse to the Operating Partnership except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations. The Operating Partnership has severally guaranteed repayment of approximately $8.0 million on a mortgage at the Harborside South Pier joint venture. The Operating Partnership has also posted an $8.0 million letter of credit in support of the Harborside South Pier joint venture, $4.0 million of which is indemnified by Hyatt.

The Operating Partnership’s off-balance sheet arrangements are further discussed in Note 4 – Investments in Unconsolidated Joint Ventures to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Operating Partnership’s debt (principal and interest), PILOT agreements, and ground lease agreements as of March 31, 2005 (dollars in thousands):

	Payments Due by Period
		Less than 1	1 – 3	4 – 5	6 – 10	After 10
	Total	year	years	years	years	years

Senior unsecured notes	$1,701,498	$ 76,069	$152,139	$430,389	$1,042,901	--
Revolving credit facility (1)	337,441	10,290	327,151	--	--	--
Mortgages, loans payable
and other obligations	627,893	339,988	64,937	184,747	38,221	--
Payments in lieu of taxes
(PILOT)	76,779	7,772	15,606	8,512	21,977	$22,912
Ground lease payments	22,615	530	1,560	1,020	2,591	16,914

Total	$2,766,226	$434,649	$561,393	$624,668	$1,105,690	$39,826

(1)	Interest payments assume current credit facility borrowings and interest rates remain at the March 31, 2005 level until maturity.

Other Commitments and Contingencies

Legal Proceedings:

On February 12, 2003, the New Jersey Sports and Exposition Authority selected The Mills Corporation and the Operating Partnership to redevelop the Continental Airlines Arena site (“Arena Site”) for mixed uses, including retail. In March 2003, Hartz Mountain Industries, Inc., or Hartz, filed a lawsuit in the Superior Court of New Jersey, Law Division, for Bergen County, seeking to enjoin the New Jersey Sports and Exposition Authority, or NJSEA, from entering into a contract with Mills and the Operating Partnership for the redevelopment of the Continental Arena site.  In May 2003, the court denied Hartz’s request for an injunction and dismissed its suit for failure to exhaust administrative remedies.  In June 2003, the NJSEA held hearings on Hartz’s protest, and on a parallel protest filed by another rejected developer, Westfield, Inc., or Westfield.  On September 10, 2003, the NJSEA ruled against Hartz’s and Westfield’s protests, and on May 14, 2004, the Appellate Division of the Superior Court of New Jersey rejected Hartz’s contention that the NJSEA lacks statutory authority to allow retail development of its property.  The Supreme Court of New Jersey has declined to review the Appellate Division’s decision. Hartz, Westfield and four taxpayers (the “Braha Appellants”) have also filed appeals from the NJSEA’s final decision based on other grounds. In a separate action commenced in January 2004, Hartz and Westfield also appealed the NJSEA’s approval and execution of the formal redevelopment agreement with the Meadowlands Venture. Several appeals filed by Hartz, Westfield and others, including certain environmental groups, that challenge certain approvals received by the Meadowlands Venture from the NJSEA, the New Jersey Meadowlands Commission and the New Jersey Department of Environmental Protection remain pending before the Appellate Division.  The

Appellate Division, in a decision rendered on November 24, 2004, completed its review of Hartz’s Open Public Records Act appeal and the remand proceeding it earlier ordered and upheld the findings of the Law Division in the remand proceeding. The Supreme Court of New Jersey has declined to review the Appellate Division’s decision.  The NJSEA held further hearings on December 15 and 16, 2004, at Hartz’s request to review certain additional facts in support of its bid protest. The Hearing Officer rendered his Supplemental Report and Recommendation to the NJSEA on March 4, 2005, finding no merit in the protests presented by Hartz and Westfield. The NJSEA accepted the Supplemental Report and Recommendation on March 30, 2005 and Hartz has appealed that decision to the Appellate Division. Hartz has also filed an application with the Appellate Division seeking an Order staying the construction of the Meadowlands Xanadu project, which officially commenced on March 24, 2005, and on April 27, 2005, the Braha Appellants filed a separate appeal with the Appellate Division also challenging the NJSEA’s decision to allow construction to begin and seeking an Order staying the construction of the Meadowlands Xanadu project. The Appellate Division has not made any determinations with respect to these appeals. On April 5, 2005 the New York Football Giants filed a Verified Complaint seeking an emergency order halting construction pending a final decision on its contention that construction of the Meadowlands Xanadu project violates its lease agreements with the NJSEA. The Superior Court of New Jersey, Chancery Division, has scheduled a hearing on that application for May 6, 2005. On March 18, 2005, the U.S. Army Corps of Engineers issued a permit to the Meadowlands Venture to authorize the filling of 7.69 acres of wetlands and other waters of the United States in connection with the Meadowlands Xanadu project. On March 30, 2005 the Sierra Club, the New Jersey Public Interest Research Group, Citizen Lobby, Inc. and the New Jersey Environmental Federation filed a complaint in the United States District Court for the District of New Jersey, challenging the Corps’ decision to issue the permit to the Meadowlands Venture and seeking to set aside the permit and remand the matter to the Corps for further proceedings consistent with the National Environmental Policy Act and the Clean Water Act. The complaint also stated that the plaintiffs were seeking a preliminary injunction to halt the filling activities authorized by the Corps' permit pending the resolution of the plaintiffs’ claims on the merits. The complaint names both the Corps and the Meadowlands Venture as defendants. Answers to the complaint must be filed by June 13, 2005. It is expected that the parties will file cross motions for summary judgment later this year.

The Operating Partnership believes that the Meadowlands Venture’s proposal and the planned project comply with applicable laws, and the Meadowlands Venture intends to continue its vigorous defense of its rights under the executed Redevelopment Agreement and recently executed Ground Lease. Although there can be no assurance, the Operating Partnership does not believe that the pending appeals will have any material affect on its ability to develop the Meadowlands Xanadu project.

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

Among the factors about which we have made assumptions are:

•	changes in the general economic climate; conditions, including those affecting industries in which our principal tenants compete;

•	any failure of the general economy to recover from the current economic downturn;

•	the extent of any tenant bankruptcies or of any early lease terminations;

•	our ability to lease or re-lease space at current or anticipated rents;

•	changes in the supply of and demand for office, office/flex and industrial/warehouse properties;

•	changes in interest rate levels;

•	changes in operating costs;

•	our ability to obtain adequate insurance, including coverage for terrorist acts;

•	the availability of financing;

•	changes in governmental regulation, tax rates and similar matters; and

•

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

Approximately $1.7 billion of the Operating Partnership’s long-term debt and other obligations bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rates on the variable rate debt as of March 31, 2005 was LIBOR plus 65 basis points.

March 31, 2005	Maturity Date

Debt	4/1/05 –
including current portion	12/31/05	2006	2007	2008	2008	Thereafter	Total	Fair Value

Fixed Rate	$165,550	$161,048	$24,914	$15,395	$304,352	$1,067,677	$1,738,936	$1,794,349
Average Interest Rate	6.50%	7.10%	5.70%	4.95%	7.45%	6.03%	6.45%

Variable Rate			$310,000				$ 310,000	$ 310,000

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

On February 12, 2003, the New Jersey Sports and Exposition Authority selected The Mills Corporation and the Operating Partnership to redevelop the Continental Airlines Arena site (“Arena Site”) for mixed uses, including retail. In March 2003, Hartz Mountain Industries, Inc., or Hartz, filed a lawsuit in the Superior Court of New Jersey, Law Division, for Bergen County, seeking to enjoin the New Jersey Sports and Exposition Authority, or NJSEA, from entering into a contract with Mills and the Operating Partnership for the redevelopment of the Continental Arena site.  In May 2003, the court denied Hartz’s request for an injunction and dismissed its suit for failure to exhaust administrative remedies.  In June 2003, the NJSEA held hearings on Hartz’s protest, and on a parallel protest filed by another rejected developer, Westfield, Inc., or Westfield.  On September 10, 2003, the NJSEA ruled against Hartz’s and Westfield’s protests, and on May 14, 2004, the Appellate Division of the Superior Court of New Jersey rejected Hartz’s contention that the NJSEA lacks statutory authority to allow retail development of its property.  The Supreme Court of New Jersey has declined to review the Appellate Division’s decision. Hartz, Westfield and four taxpayers (the “Braha Appellants”) have also filed appeals from the NJSEA’s final decision based on other grounds. In a separate action commenced in January 2004, Hartz and Westfield also appealed the NJSEA’s approval and execution of the formal redevelopment agreement with the Meadowlands Venture. Several appeals filed by Hartz, Westfield and others, including certain environmental groups, that challenge certain approvals received by the Meadowlands Venture from the NJSEA, the New Jersey Meadowlands Commission and the New Jersey Department of Environmental Protection remain pending before the Appellate Division.  The Appellate Division, in a decision rendered on November 24, 2004, completed its review of Hartz’s Open Public Records Act appeal and the remand proceeding it earlier ordered and upheld the findings of the Law Division in the remand proceeding. The Supreme Court of New Jersey has declined to review the Appellate Division’s decision.  The NJSEA held further hearings on December 15 and 16, 2004, at Hartz’s request to review certain additional facts in support of its bid protest. The Hearing Officer rendered his Supplemental Report and Recommendation to the NJSEA on March 4, 2005, finding no merit in the protests presented by Hartz and Westfield. The NJSEA accepted the Supplemental Report and Recommendation on March 30, 2005 and Hartz has appealed that decision to the Appellate Division. Hartz has also filed an application with the Appellate Division seeking an Order staying the construction of the Meadowlands Xanadu project, which officially commenced on March 24, 2005, and on April 27, 2005, the Braha Appellants filed a separate appeal with the Appellate Division also challenging the NJSEA’s decision to allow construction to begin and seeking an Order staying the construction of the Meadowlands Xanadu project. The Appellate Division has not made any determinations with respect to these appeals. On April 5, 2005 the New York Football Giants filed a Verified Complaint seeking an emergency order halting construction pending a final decision on its contention that construction of the Meadowlands Xanadu project violates its lease agreements with the NJSEA. The Superior Court of New Jersey, Chancery Division, has scheduled a hearing on that application for May 6, 2005. On March 18, 2005, the U.S. Army Corps of Engineers issued a permit to the Meadowlands Venture to authorize the filling of 7.69 acres of wetlands and other waters of the United States in connection with the Meadowlands Xanadu project. On March 30, 2005 the Sierra Club, the New Jersey Public Interest Research Group, Citizen Lobby, Inc. and the New Jersey Environmental Federation filed a complaint in the United States District Court for the District of New Jersey, challenging the Corps’ decision to issue the permit to the Meadowlands Venture and seeking to set aside the permit and remand the matter to the Corps for further proceedings consistent with the National Environmental Policy Act and the Clean Water Act. The complaint also stated that the plaintiffs were seeking a preliminary injunction to halt the filling activities authorized by the Corps' permit pending the resolution of the plaintiffs’ claims on the merits. The complaint names both the Corps and the Meadowlands Venture as defendants. Answers to the complaint must be filed by June 13, 2005. It is expected that the parties will file cross motions for summary judgment later this year.

The Operating Partnership believes that the Meadowlands Venture’s proposal and the planned project comply with applicable laws, and the Meadowlands Venture intends to continue its vigorous defense of its rights under the executed Redevelopment Agreement and recently executed Ground Lease. Although there can be no assurance, the

Operating Partnership does not believe that the pending appeals will have any material affect on its ability to develop the Meadowlands Xanadu project.

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

During the three months ended March 31, 2005, the Operating Partnership issued 63,328 common units in the Operating Partnership in a private offering pursuant to Section 4(2) of the Securities Act as partial consideration for an interest in property acquired by the Operating Partnership. See Note 11 - Minority Interest in Consolidated Joint Ventures to the Financial Statements. The holders of the common units are accredited investors under Rule 501 of the Securities Act. The common units may not be redeemed for cash or, at the election of the Corporation, shares of common stock of the Corporation, until March 10, 2006.

During the three months ended March 31, 2005, the Corporation issued 22,347 shares of common stock to holders of common units in the Operating Partnership upon the redemption of such common units in private offerings pursuant to Section 4(2) of the Securities Act. The holders of the common units were limited partners of the Operating Partnership and accredited investors under Rule 501 of the Securities Act. The common units were converted into an equal number of shares of common stock. The Corporation has registered the resale of such shares under the Securities Act.

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

Mack-Cali Realty, L.P.
(Registrant)
	By:	Mack-Cali Realty Corporation
its General Partner

Date: May 4, 2005	By:	/s/ Mitchell E. Hersh

Mitchell E. Hersh
President and
Chief Executive Officer

Date: May 4, 2005	By:	/s/ Barry Lefkowitz

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

Exhibit
Number	Exhibit Title

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

4.14

Supplemental Indenture No. 11 dated as of April 15, 2005, by and between Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Operating Partnership’s Form 8-K dated April 15, 2005 and incorporated herein by reference).

4.15

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

Exhibit
Number	Exhibit Title

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

10.58	Deferred Compensation Plan for Directors (filed as Exhibit 10.1 to the Corporation’s Registration Statement on Form S-8, Registration No. 333-80081, and incorporated herein by reference).

Exhibit
Number	Exhibit Title

10.59

Form of Indemnification Agreement by and between Mack-Cali Realty Corporation and each of William L. Mack, John J. Cali, Mitchell E. Hersh, David S. Mack, John R. Cali, Alan S. Bernikow, Brendan T. Byrne, Martin D. Gruss, Nathan Gantcher, Vincent Tese, Roy J. Zuckerberg, Alan G. Philibosian, Irvin D. Reid, Robert F. Weinberg, Timothy M. Jones, Barry Lefkowitz, Roger W. Thomas, Michael A. Grossman, James Clabby, Anthony Krug, Dean Cingolani, Anthony DeCaro Jr., Mark Durno, William Fitzpatrick, John Kropke, Nicholas Mitarotonda, Jr., Michael Nevins, Virginia Sobol, Albert Spring and Daniel Wagner (filed as Exhibit 10.28 to the Operating Partnership’s Form 10-Q dated September 30, 2002 and incorporated herein by reference).

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

________________

*filed herewith