Form 10-Q
period 2005-06-30
MACK CALI REALTY L P
filed 2005-08-04
CIK 1067063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

MACK-CALI REALTY, L.P.

FORM 10-Q

INDEX

Part I	Financial Information	Page

Item 1.	Financial Statements:

Consolidated Balance Sheets as of June 30, 2005

and December 31, 2004	4

Consolidated Statements of Operations for the three and six month

periods ended June 30, 2005 and 2004	5

Consolidated Statement of Changes in Partners’ Capital for the

six months ended June 30, 2005	6

Consolidated Statements of Cash Flows for the six months

ended June 30, 2005 and 2004	7

Notes to Consolidated Financial Statements	8-37

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	38-56

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	57

Item 4.	Controls and Procedures	57

Part II	Other Information

Item 1.	Legal Proceedings	58-59

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	60

Item 3.	Defaults Upon Senior Securities	60

Item 4.	Submission of Matters to a Vote of Security Holders	60

Item 5.	Other Information	60

Item 6.	Exhibits	60

Signatures	61

MACK-CALI REALTY, L.P.

Part I – Financial Information

Item 1.	Financial Statements

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

The results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY, L.P, AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts)

ASSETS	June 30, 2005 (unaudited)	December 31, 2004

Rental property
Land and leasehold interests	$ 629,471	$ 593,606
Buildings and improvements	3,509,941	3,296,789
Tenant improvements	270,642	262,626
Furniture, fixtures and equipment	7,389	7,938

	4,417,443	4,160,959
Less – accumulated depreciation and amortization	(660,346)	(641,626)

	3,757,097	3,519,333
Rental property held for sale, net	--	19,132

Net investment in rental property	3,757,097	3,538,465
Cash and cash equivalents	15,710	12,270
Investments in unconsolidated joint ventures	60,613	46,743
Unbilled rents receivable, net	85,821	82,586
Deferred charges and other assets, net	186,964	155,060
Restricted cash	9,261	10,477
Accounts receivable, net of allowance for doubtful accounts
of $1,482 and $1,235	5,750	4,564

Total assets	$4,121,216	$3,850,165

LIABILITIES AND PARTNERS’ CAPITAL

Senior unsecured notes	$1,330,356	$1,031,102
Revolving credit facility	163,000	107,000
Mortgages, loans payable and other obligations	472,913	564,198
Distributions payable	48,091	47,712
Accounts payable, accrued expenses and other liabilities	74,054	57,002
Rents received in advance and security deposits	46,556	47,938
Accrued interest payable	27,132	22,144

Total liabilities	2,162,102	1,877,096

Minority interest in consolidated joint ventures	--	11,103

Commitments and contingencies:

Partners’ capital:
General Partner, 10,000 and 10,000 preferred units outstanding	24,836	24,836
Limited partners, 0 and 215,018 preferred units outstanding	--	220,547
General Partner 61,704,554 and 61,038,875 common units outstanding	1,518,655	1,520,275
Limited partners, 13,829,254 and 7,657,428 common units outstanding	415,623	196,308

Total partners’ capital	1,959,114	1,961,966

Total liabilities and partners’ capital	$4,121,216	$3,850,165

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
REVENUES	2005	2004	2005	2004

Base rents	$137,171	$123,730	$270,312	$244,798
Escalations and recoveries from tenants	20,730	15,822	39,142	31,019
Parking and other	5,565	2,480	7,461	5,953

Total revenues	163,466	142,032	316,915	281,770

EXPENSES

Real estate taxes	20,474	16,565	39,591	32,923
Utilities	12,413	9,490	24,362	20,523
Operating services	22,602	19,020	43,980	36,356
General and administrative	8,347	8,685	15,774	15,082
Depreciation and amortization	38,532	31,568	74,339	61,282
Interest expense	30,363	26,512	58,761	55,549
Interest income	(120)	(220)	(184)	(940)

Total expenses	132,611	111,620	256,623	220,775

Income from continuing operations before
minority interest and equity in earnings of
unconsolidated joint ventures	30,855	30,412	60,292	60,995
Minority interest in consolidated joint ventures	--	--	(74)	--
Equity in earnings of unconsolidated joint, net	542	1,090	230	1,267
Gain on sale of investment in unconsolidated
joint ventures	--	--	35	720

Income from continuing operations	31,397	31,502	60,483	62,982
Discontinued operations:
Income from discontinued operations	1,297	2,547	2,757	5,229
Realized gains (losses) and unrealized losses
on disposition of rental property, net	11,975	(11,856)	11,078	(11,856)

Total discontinued operations, net	13,272	(9,309)	13,835	(6,627)

Net income	44,669	22,193	74,318	56,355
Preferred unit distributions	(500)	(4,409)	(4,909)	(8,818)

Net income available to common unitholders	$ 44,169	$ 17,784	$ 69,409	$ 47,537

Basic earnings per common unit:
Income from continuing operations	$ 0.41	$ 0.40	$ 0.77	$ 0.80
Discontinued operations	0.18	(0.14)	0.19	(0.10)

Net income available to common unitholders	$ 0.59	$ 0.26	$ 0.96	$ 0.70

Diluted earnings per common unit:
Income from continuing operations	$ 0.41	$ 0.39	$ 0.77	$ 0.79
Discontinued operations	0.17	(0.13)	0.19	(0.10)

Net income available to common unitholders	$ 0.58	$ 0.26	$ 0.96	$ 0.69

Distributions declared per common unit	$ 0.63	$ 0.63	$ 1.26	$ 1.26

Basic weighted average units outstanding	75,240	68,177	72,041	67,886

Diluted weighted average units outstanding	75,649	68,620	72,478	68,448

The accompanying notes are an integral part of these consolidated financial statements

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the Six Months Ended June 30, 2005 (in thousands) (unaudited)

	General	Limited	General	Limited	General	Limited	General	Limited
	Partner	Partners	Partner	Partners	Partner	Partners	Partner	Partners
	Preferred	Preferred	Common	Common	Preferred	Preferred	Common	Common
	Units	Units	Units	Units	Unitholders	Unitholders	Unitholders	Unitholders	Total

Balance at January 1, 2005	10	215	61,039	7,616	$24,836	$220,547	$1,520,275	$196,308	$1,961,966
Net income	--	--	--	--	1,000	3,909	58,483	10,926	74,318
Distributions	--	--	--	--	(1,000)	(3,909)	(77,644)	(13,505)	(96,058)
Conversion of limited
partners preferred
units into limited
partners common
units	--	(215)	--	6,206	--	(220,547)	--	220,547	--
Redemption of limited
partner common units for
shares of common stock	--	--	56	(56)	--	--	1,439	(1,439)	--
Issuance of limited
partner common units	--	--	--	63	--	--	--	2,786	2,786
Units issued under
Dividend Reinvestment and
Stock Purchase Plan	--	--	4	--	--	--	196	--	196
Contributions – proceeds
from stock
options exercised	--	--	493	--	--	--	14,134	--	14,134
Stock options expense	--	--	--	--	--	--	71	--	71
Deferred compensation
plan for directors	--	--	--	--	--	--	147	--	147
Issuance of Restricted
Stock Awards	--	--	114	--	--	--	--	--	--
Amortization of stock
compensation	--	--	--	--	--	--	1,554	--	1,554
Cancellation of
Restricted Stock	--	--	(1)	--	--	--	--	--	--

Balance at June 30, 2005	10	--	61,705	13,829	$24,836	$ --	$1,518,655	$415,623	$1,959,114

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2005	2004

Net income	$ 74,318	$ 56,355
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	74,339	61,282
Depreciation and amortization on discontinued operations	400	2,927
Stock options expense	71	334
Amortization of stock compensation	1,554	2,010
Amortization of deferred financing costs and debt discount	1,739	2,049
Equity in earnings of unconsolidated joint ventures
Equity in earnings of unconsolidated joint ventures, net	(230)	(1,267)
Gain on sale of investment in unconsolidated joint venture	(35)	(720)
Realized gains (losses) and unrealized losses on disposition
of rental property	(11,078)	11,856
Minority interest in consolidated joint venture	74	--
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(6,412)	(5,974)
Increase in deferred charges and other assets, net	(16,336)	(24,853)
(Increase) decrease in accounts receivable, net	(1,186)	1,299
Increase in accounts payable, accrued expenses and other
liabilities	3,815	1,846
(Decrease) increase in rents received in advance and security deposits	(1,382)	952
Decrease in accrued interest payable	4,988	(423)

Net cash provided by operating activities	$ 124,639	$ 107,673

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to rental property and related intangibles	$(377,841)	$ (95,958)
Repayments of notes receivable	13	850
Investment in unconsolidated joint ventures	(16,281)	(15,806)
Distributions from unconsolidated joint ventures	--	12,455
Proceeds from sale of investment in unconsolidated joint venture	2,676	--
Acquisition of minority interest in consolidated joint venture	(7,713)	--
Proceeds from sales of rental property	97,414	720
Funding of note receivable	--	(9,665)
Decrease in restricted cash	1,216	249

Net cash used in investing activities	$(300,516)	$(107,155)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from senior unsecured notes	$298,804	$ 202,363
Borrowings from revolving credit facility	539,326	310,475
Repayment of senior unsecured notes	--	(300,000)
Repayment of revolving credit facility	(483,326)	(211,500)
Repayment of mortgages, loans payable and other obligations	(91,160)	(14,126)
Payment of financing costs	(2,780)	(2,058)
Proceeds from stock options exercised	14,134	33,287
Proceeds from stock warrants exercised	--	4,925
Payment of distributions	(95,681)	(94,326)

Net cash provided by (used in) financing activities	$ 179,317	$ (70,960)

Net increase (decrease) in cash and cash equivalents	$ 3,440	$ (70,442)
Cash and cash equivalents, beginning of period	12,270	78,375

Cash and cash equivalents, end of period	$ 15,710	$ 7,933

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share/unit amounts)

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

The General Partner is a fully integrated, self-administered, self-managed real estate investment trust (“REIT”). The General Partner controls the Operating Partnership as its sole general partner, and owned an 81.7 percent and 88.9 percent common unit interest in the Operating Partnership as of June 30, 2005 and December 31, 2004, respectively.

The General Partner’s business is the ownership of interests in and operation of the Operating Partnership, and all of the General Partner’s expenses are incurred for the benefit of the Operating Partnership. The General Partner is reimbursed by the Operating Partnership for all expenses it incurs relating to the ownership and operation of the Operating Partnership.

As of June 30, 2005, the Operating Partnership owned or had interests in 267 properties plus developable land (collectively, the “Properties”). The Properties aggregate approximately 29.9 million square feet, which are comprised of 159 office buildings and 97 office/flex buildings, totaling approximately 29.5 million square feet (which include one office building and one office/flex building aggregating 538,000 square feet owned by unconsolidated joint ventures in which the Operating Partnership has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, two retail properties totaling approximately 17,300 square feet, one hotel (which is owned by an unconsolidated joint venture in which the Operating Partnership has an investment interest) and two parcels of land leased to others. The Properties are located in seven states, primarily in the Northeast, plus the District of Columbia.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include all accounts of the Operating Partnership. See Investments in Unconsolidated Joint Ventures in Note 2 for the Operating Partnership’s treatment of unconsolidated joint venture interests. Intercompany accounts and transactions have been eliminated.

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

Rental

Property

Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Included in total rental property is construction and development in-progress of $92,966 and $86,916 (including land of $56,291 and $53,705) as of June 30, 2005 and December 31, 2004, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

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

Deferred

Financing Costs

Costs incurred in obtaining financing are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $847 and $989 for the three months ended June 30, 2005 and 2004, respectively, and $1,739 and $2,094 for the six months ended June 30, 2005 and 2004, respectively.

Deferred

Leasing Costs

Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Operating Partnership are compensated for providing leasing services to the Properties. The portion of such compensation, which is capitalized and amortized, approximated $949 and $1,481 for the three months ended June 30, 2005 and 2004, respectively, and $1,906 and $2,956 for the six months ended June 30, 2005 and 2004, respectively.

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

Dividends and

Distributions

Payable

The distributions payable at June 30, 2005 represents distributions payable to preferred unitholders (10,000 Series C Preferred units) and common unitholders (75,542,386 common units), for all such holders of record as of July 6, 2005 with respect to the second quarter 2005. The second quarter 2005 Series C preferred unit distributions of $50.00 per preferred unit, and common unit distributions of $0.63 per common unit were approved by the Corporation’s Board of Directors on June 23, 2005. The Series C preferred unit distributions payable were paid on July 15, 2005. The common unit distributions payable were paid on July 18, 2005.

The distributions payable at December 31, 2004 represents distributions payable to preferred unitholders (10,000 Series C preferred units) common unitholders (68,734,472 common units) and preferred distributions payable to preferred unitholders (215,018 Series B preferred units) for all such holders of record as of January 5, 2005 with respect to the fourth quarter 2004. The fourth quarter 2004 Series C preferred unit distributions of $50.00 per preferred unit, common unit distributions of $0.63 per common unit, as well as the fourth quarter 2004 Series B preferred unit distributions of $18.1818 per preferred unit, were approved by the Corporation’s Board of Directors on December 7, 2004. The Series C preferred unit distribution and common and Series B preferred unit distributions payable were paid on January 18, 2005.

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

In 2002, the Operating Partnership adopted the provisions of FASB No. 123, which requires, on a prospective basis, that the estimated fair value of restricted stock (“Restricted Stock Awards”) and stock options at the grant date be amortized ratably into expense over the appropriate vesting period. For the three months ended June 30, 2005 and 2004, the Operating Partnership recorded restricted stock and stock options expense of $828 and $1,573, respectively, and $1,625 and $2,344 for the six month periods ended June 30, 2005 and 2004. FASB No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, was issued in December 2002 and amends FASB No. 123, Accounting for Stock Based Compensation. FASB No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation. In addition, this Statement amends the disclosure requirements of FASB No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FASB No. 148 disclosure requirements are presented as follows:

The following table illustrates the effect on net income and earnings per unit if the fair value based method had been applied to all outstanding and unvested stock awards in each period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income, as reported	$44,669	$22,193	$74,318	$56,355
Add: Stock-based compensation expense
included in reported net income	828	1,573	1,625	2,344
Deduct: Total stock-based compensation
expense determined under fair value
based method for all awards	(873)	(1,838)	(1,804)	(2,837)

Pro forma net income	44,624	21,928	74,139	55,862
Deduct: Preferred unit distributions	(500)	(4,409)	(4,909)	(8,818)

Pro forma net income available to
common unitholders – basic	$44,124	$17,519	$69,230	$47,044

Earnings Per Unit:
Basic – as reported	$ 0.59	$ 0.26	$ 0.96	$ 0.70
Basic – pro forma	$ 0.59	$ 0.26	$ 0.96	$ 0.69

Diluted – as reported	$ 0.58	$ 0.26	$ 0.96	$ 0.69
Diluted – pro forma	$ 0.58	$ 0.26	$ 0.96	$ 0.69

3.	REAL ESTATE PROPERTY TRANSACTIONS

Property Acquisitions

The Operating Partnership acquired the following office properties during the six months ended June 30, 2005:

					Acquisition
Acquisition			# of	Rentable	Cost (a)
Date	Property/Address	Location	Bldgs.	Square Feet	(in thousands)

03/02/05	101 Hudson Street (b)	Jersey City, Hudson County, NJ	1	1,246,283	$330,342
03/29/05	23 Main Street (b) (c)	Holmdel, Monmouth County, NJ	1	350,000	23,947

Total Property Acquisitions:			2	1,596,283	$354,289

(a) Amounts are as of June 30, 2005.
(b) Transaction was funded primarily through borrowing on the Operating Partnership’s revolving credit facility.
(c) In addition to its initial investment, the Operating Partnership presently intends to make additional investments related to the property of approximately $11,702.

Property Sales

The Operating Partnership sold the following office properties during the six months ended June 30, 2005:

				Rentable	Net	Net	Realized
Sale			# of	Square	Sales	Book	Gain/
Date	Property/Address	Location	Bldgs.	Feet	Proceeds	Value	(Loss)

02/04/05	210 South 16th Street	Omaha, Douglas County, Nebraska	1	318,224	$ 8,464	$ 8,210	$ 254
02/11/05	1122 Alma Road	Richardson, Dallas County, Texas	1	82,576	2,075	2,344	(269)
02/15/05	3 Skyline Drive	Hawthorne, Westchester County, New York	1	75,668	9,587	8,856	731
05/11/05	201 Willowbrook Blvd.	Wayne, Passaic County, New Jersey (a)	1	178,329	17,696	17,705	(9)
06/03/05	600 Community Drive/
	111 East Shore Road	North Hempstead, Nassau County, New York	2	292,849	71,593	59,609	11,984

Total Office Property Sales:			6	947,646	$109,415	$96,724	$12,691

(a)    In connection with the sale, the Operating Partnership provided a mortgage loan to the buyer of $12,000 which bears interest at 5.74 percent, matures in five years with a five year renewal option, and requires monthly payments of principal and interest.

Subsequent Events

On July 12, 2005, the Operating Partnership acquired Monmouth Executive Center, a four-building, 236,338 square-foot class A office complex in Freehold, New Jersey, for approximately $33,000.

4.	INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

The debt of the Operating Partnership’s unconsolidated joint ventures aggregating $123,460 as of June 30, 2005 is non-recourse to the Operating Partnership, except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations, and except as otherwise indicated below.

MEADOWLANDS XANADU

On November 25, 2003, the Operating Partnership and affiliates of The Mills Corporation (“Mills”) entered into a joint venture agreement (“Meadowlands Xanadu Venture Agreement”) to form Meadowlands Mills/Mack-Cali Limited Partnership (“Meadowlands Venture”) for the purpose of developing a $1.3 billion family entertainment, recreation and retail complex with an office and hotel component to be built at the Meadowlands sports complex in East Rutherford, New Jersey (“Meadowlands Xanadu”). The First Amendment to the Meadowlands Xanadu Venture Agreement was entered into as of June 30, 2005. Meadowlands Xanadu’s approximately 4.76 million-square-foot complex is expected to feature a family entertainment, recreation and retail destination comprising five themed zones: sports; entertainment; children’s education; fashion; and food and home, in addition to four office buildings, aggregating approximately 1.8 million square feet, and a 520-room hotel.

On December 3, 2003, the Meadowlands Venture entered into a redevelopment agreement (the “Redevelopment Agreement”) with the New Jersey Sports and Exposition Authority (“NJSEA”) for the redevelopment of the area surrounding the Continental Airlines Arena in East Rutherford, New Jersey and the construction of the Meadowlands Xanadu project. The Redevelopment Agreement provides for a 75-year ground lease and requires the Meadowlands Venture to pay the NJSEA a $160,000 development rights fee and fixed rent over the term. Fixed rent will be in the amount of $1 per year for the first 15 years, increasing to $7,500 from the 16th to the 18th years, increasing to $8,447 in the 19th year, increasing to $8,700 in the 20th year, increasing to $8,961 in the 21st year, then to $9,200 in the 23rd to 26th years, with additional increases over the remainder of the term, as set forth in the ground lease. The ground lease also allows for the potential for participation rent payments by the Meadowlands Venture, as described in the ground lease agreement. The First Amendment to the Redevelopment Agreement and the ground lease, itself, were signed on October 5, 2004. The Meadowlands Venture received all necessary permits and approvals from the NJSEA and U.S. Army Corps of Engineers in March 2005 and commenced construction in the same month. As a condition to the commencement of work to fill wetlands pursuant to the permit issued by the U.S. Army Corps of Engineers and pursuant to the Redevelopment Agreement, as amended, the Meadowlands Venture conveyed certain vacant land, known as the Empire Tract, to a conservancy trust. On June 30, 2005, the $160,000 development rights fees was deposited into an escrow account by the Meadowlands Venture in accordance with the terms of the First Amendment to the Redevelopment Agreement. On such date, the following amounts were paid from escrow: (i) approximately $36,000 to defease certain debt obligations of the NJSEA; and (ii) $26,800 to the NJSEA, which, in turn, paid such amount to the Meadowlands Venture for the Empire Tract. The balance of the escrow is to be released and paid in accordance with the terms of the First Amendment to the Redevelopment Agreement.

The Operating Partnership and Mills own a 20 percent and 80 percent interest, respectively, in the Meadowlands Venture. These interests were subject to certain participation rights by The New York Giants, which were subsequently terminated in April 2004. The Meadowlands Xanadu Venture Agreement required the Operating Partnership to make an equity contribution up to a maximum of $32,500, which it fulfilled in April 2005. Pursuant to the Meadowlands Xanadu Venture Agreement, Mills has received subordinated capital credit in the venture of approximately $118,000, which represents certain costs incurred by Mills in connection with the Empire Tract prior to the creation of the Meadowlands Venture. However, under the First Amendment to the Meadowlands Xanadu Venture Agreement, the Operating Partnership and Mills agreed that due to the expected receipt by the Meadowlands Venture of certain other sums and certain development costs savings in connection with Meadowlands Xanadu, Mills’ subordinated capital credit in the venture for the Empire Tract should be reduced to $60,000 as of the date of the First Amendment to the Meadowlands Xanadu Venture Agreement. The Meadowlands Xanadu Venture Agreement requires Mills to contribute the balance of the capital required to complete the entertainment phase, subject to certain limitations. The Operating Partnership will receive a 9 percent preferred return on its equity investment, only after Mills receives a 9 percent preferred return on its equity investment. Residual returns, subject to participation by other parties, will be in proportion to each partner’s respective percentage interest.

Mills will develop, lease and operate the entertainment phase of the Meadowlands Xanadu project. The Meadowlands Venture has formed and owns, directly and indirectly, all of the partnership interests in and to the component ventures which were formed for the future development of the office and hotel phases, which the Operating Partnership will develop, lease and operate. Upon the Operating Partnership’s exercise of its rights under the Meadowlands Xanadu Venture Agreement to develop the office and hotel phases, the Meadowlands Venture will convey ownership of the component ventures to the Operating Partnership and Mills or its affiliate, and the Operating Partnership or its affiliate will own an 80 percent interest and Mills or its affiliate will own a 20 percent interest in such component ventures. However, under the First amendment to the Meadowlands Xanadu Venture Agreement, if the Meadowlands Venture develops a hotel that has video lottery terminals (or “slots”), or any other legalized form of gaming on or in its premises, then the Operating Partnership or its affiliate will own a 50 percent interest in such component venture and Mills or its affiliate will own a 50 percent interest. The Meadowlands Xanadu Venture Agreement requires that the Operating Partnership must exercise its rights with respect to the first office and hotel phase no later than four years after the grand opening of the entertainment phase, and requires that the Operating Partnership exercise all of its rights with respect to the office and hotel phases no later than 10 years from such date, but does not require that any or all components be developed. However, under the Meadowlands Xanadu Venture Agreement, Mills has the right to accelerate such exercise schedule, subject to certain conditions. Should the Operating Partnership fail to meet the time schedule described above for the exercise of its rights with respect to the office and hotel phases, the Operating Partnership will forfeit its rights to participate in future development. If this occurs, Mills will have the right to develop the additional phases, subject to the Operating Partnership’s right to participate, or to cause the Meadowlands Venture to sell such components to a third party, subject to a sales price limitation of 95 percent of the value that would have been required to form such component ventures.

Commencing three years after the grand opening of the entertainment phase of the Meadowlands Xanadu project, either Mills or the Operating Partnership may sell its partnership interest to a third party subject to the following provisions:

•	Mills has certain “drag-along” rights and the Operating Partnership has certain “tag-along” rights in connection with such sale of interest to a third party; and
•	Mills has a right of first refusal with respect of a sale by the Operating Partnership of its partnership interests.

In addition, commencing on the sixth anniversary of the opening, the Operating Partnership may cause Mills to purchase, and Mills may cause the Operating Partnership to sell to Mills, all of the Operating Partnership’s partnership interests at a price based on the then fair market value of the project. Notwithstanding the exercise by Mills or the Operating Partnership of any of the foregoing rights with respect to the sale of the Operating Partnership’s partnership interest to Mills or a third party, the Operating Partnership will retain its right to component ventures for the future development of the office and hotel phases.

On February 12, 2003, the New Jersey Sports and Exposition Authority selected The Mills Corporation and the Operating Partnership to redevelop the Continental Airlines Arena site (“Arena Site”) for mixed uses, including retail. In March 2003, Hartz Mountain Industries, Inc., or Hartz, filed a lawsuit in the Superior Court of New Jersey, Law Division, for Bergen County, seeking to enjoin the New Jersey Sports and Exposition Authority, or NJSEA, from entering into a contract with Mills and the Operating Partnership for the redevelopment of the Continental Arena site. In May 2003, the court denied Hartz’s request for an injunction and dismissed its suit for failure to exhaust administrative remedies. In June 2003, the NJSEA held hearings on Hartz’s protest, and on a parallel protest filed by another rejected developer, Westfield, Inc. (“Westfield”). On September 10, 2003, the NJSEA ruled against Hartz’s and Westfield’s protests, and on May 14, 2004, the Appellate Division of the Superior Court of New Jersey rejected Hartz’s contention that the NJSEA lacks statutory authority to allow retail development of its property. The Supreme Court of New Jersey has declined to review the Appellate Division’s decision. Hartz, Westfield and four taxpayers (the “Braha Appellants”) have also filed appeals from the NJSEA’s final decision based on other grounds. In a separate action commenced in January 2004, Hartz and Westfield also appealed the NJSEA’s approval and execution of the formal redevelopment agreement with the Meadowlands Venture. Several appeals filed by Hartz, Westfield and others, including certain environmental groups, that challenge certain approvals received by the Meadowlands Venture from the NJSEA, the New Jersey Meadowlands Commission and the New Jersey Department of Environmental Protection remain pending before the Appellate Division. The Appellate Division, in a decision rendered on November 24, 2004, completed its review of Hartz’s Open Public Records Act appeal and the remand proceeding it earlier ordered and upheld the findings of the Law Division in the remand proceeding. The Supreme Court of New Jersey has declined to review the Appellate Division’s decision. The NJSEA held further hearings on December 15 and 16, 2004, at Hartz’s request to review certain additional facts in support of its bid protest. The Hearing Officer rendered his Supplemental Report and Recommendation to the NJSEA on March 4, 2005, finding no merit in the protests presented by Hartz and Westfield. The NJSEA accepted the Supplemental Report and Recommendation on March 30, 2005 and Hartz appealed that decision to the Appellate Division. Hartz also filed an application with the Appellate Division seeking an Order staying the construction of the Meadowlands Xanadu project, which officially commenced on March 24, 2005, and on April 27, 2005, the Braha Appellants filed a separate appeal with the Appellate Division also challenging the NJSEA’s decision to allow construction to begin and seeking an Order staying the construction of the Meadowlands Xanadu project. The Appellate Division denied Hartz’s application for a stay of construction by Order dated May 5, 2005. The Appellate Division has not made any determinations with respect to these appeals. On April 5, 2005 the New York Football Giants filed a Verified Complaint seeking an emergency order halting construction pending a final decision on its contention that construction of the Meadowlands Xanadu project violates its lease agreements with the NJSEA. The Superior Court of New Jersey, Chancery Division, has scheduled a hearing on that application for August 5, 2005. On March 18, 2005, the U.S. Army Corps of Engineers issued a permit to the Meadowlands Venture to authorize the filling of 7.69 acres of wetlands and other waters of the United States in connection with the Meadowlands Xanadu project. Three separate lawsuits have been filed in the United States District Court for the District of New Jersey, challenging the Corps’ decision to issue the permit to the Meadowlands Venture and seeking to set aside the permit and remand the matter to the Corps for further proceedings consistent with the National Environmental Policy Act and the Clean Water Act. The first suit was filed on March 30, 2005, by the Sierra Club, the New Jersey Public Interest Research Group, Citizen Lobby, Inc. and the New Jersey Environmental Federation. Additional suits were filed on May 16 and May 31, 2005, respectively, by Hartz Mountain Industries, Inc., (together with one of its officers as an individual named plaintiff) and the Borough of Carlstadt. The Meadowlands Venture is named as a defendant, along with the Corps, in all three of these suits. On May 3, 2005, the Sierra Club filed a motion for a preliminary injunction to stop certain construction activities on the project. The Court denied that motion on July 6, 2005. The Meadowlands Venture and the Corps have filed motions to dismiss the Hartz complaint for lack of standing. Similar motions may be filed to dismiss the Carlstadt complaint. Once these standing issues are resolved, the court will address the merits of the claims through motions for summary judgment. The New Jersey Builders’ Association has commenced an action, which is pending in the Appellate Division, alleging that NJSEA has failed to meet a purported obligation to provide affordable housing at the Meadowlands Complex. The Builders’ Association

has filed an application for injunctive relief seeking to enjoin further construction of the project. That application is pending. The Operating Partnership is not a party to that action.

The Operating Partnership believes that the Meadowlands Venture’s proposal and the planned project comply with applicable laws, and the Meadowlands Venture intends to continue its vigorous defense of its rights under the executed Redevelopment Agreement and recently executed Ground Lease. Although there can be no assurance, the Operating Partnership does not believe that the pending lawsuits will have any material affect on its ability to develop the Meadowlands Xanadu project.

HPMC

On July 21, 1998, the Operating Partnership entered into a joint venture with HCG Development, L.L.C. and Summit Partners I, L.L.C. to form HPMC Development Partners II, L.P. (formerly known as HPMC Lava Ridge Partners, L.P.). HPMC Development Partners II, L.P.’s efforts focused on three development projects, commonly referred to as Lava Ridge, Stadium Gateway, Pacific Plaza I & II. Lava Ridge was sold in 2002.

The Operating Partnership has a 50 percent ownership interest and HCG Development, L.L.C. and Summit Partners I, L.L.C. (both of which are not affiliated with the Operating Partnership) collectively have a 50 percent ownership interest in HPMC Development Partners II, L.P. Significant terms of the applicable partnership agreements, among other things, call for the Operating Partnership to provide 80 percent and HCG Development, L.L.C. and Summit Partners I, L.L.C. to collectively provide 20 percent of the development equity capital. As the Operating Partnership agreed to fund development equity capital disproportionate to its ownership interest, it was granted a preferred return of 10 percent on its invested capital as a priority. Profits and losses are allocated to the partners based upon the priority of distributions specified in the respective agreements and entitle the Operating Partnership to a preferred return, as well as 50 percent of residual profits above the preferred returns. Equity in earnings recognized by the Operating Partnership consists of preferred returns and the Operating Partnership’s equity in earnings (loss) after giving effect to the payment of such preferred returns.

Stadium Gateway

Stadium Gateway was a development joint venture project, located in Anaheim, California between HPMC Development Partners II, L.P. and a third-party entity. The venture constructed a six-story, 273,194 square foot office building, which commenced initial operations in January 2002. On April 1, 2003, the venture sold the office property for approximately $52,500.

Pacific Plaza I & II

Pacific Plaza I & II is a two-phase development joint venture project, located in Daly City, California between, HPMC Development Partners II, L.P. and a third-party entity. Phase I of the project, which commenced initial operations in August 2001, consists of a nine-story office building, aggregating 364,384 square feet. Phase II, which comprises a three-story retail and theater complex, commenced initial operations in June 2002. On August 27, 2004, the venture sold the Pacific Plaza I & II complex for approximately $143,000. The Operating Partnership performed management services for the property while it was owned by the venture and recognized $0 and $87 in fees for such services in the three months ended June 30, 2005 and 2004, respectively, and $0 and $176 for the six months ended June 30, 2005 and 2004, respectively.

G&G MARTCO (Convention Plaza)

The Operating Partnership holds a 50 percent interest in G&G Martco, which owns Convention Plaza, a 305,618 square foot office building, located in San Francisco, California. The venture has a mortgage loan with a $45,501 balance at June 30, 2005 collateralized by its office property. The loan also provides the venture the ability to increase the balance of the loan up to an additional $2,183 for the funding of qualified leasing costs. The loan bears interest at a rate of the London Inter-Bank Offered Rate (“LIBOR”) (3.34 percent at June 30, 2005) plus 162.5 basis points and matures in August 2006. The Operating Partnership performs management and leasing services for the property owned by the joint venture and recognized $34 and $36 in fees for such services in the three months ended June 30, 2005 and 2004, respectively, and $69 and $72 for the six months ended June 30, 2005 and 2004, respectively.

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

RAMLAND REALTY ASSOCIATES L.L.C. (One Ramland Road)

On August 20, 1998, the Operating Partnership entered into a joint venture with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C. The venture was formed to own, manage and operate One Ramland Road, a 232,000 square foot office/flex building and adjacent developable land, located in Orangeburg, New York. In August 1999, the joint venture completed redevelopment of the property and placed the office/flex building in service. The Operating Partnership holds a 50 percent interest in the joint venture. The venture has a mortgage loan with a $14,936 balance at June 30, 2005 secured by its office/flex property. The mortgage bears interest at a rate of LIBOR plus 175 basis points and matures in January 2007, with two one-year extension options, subject to certain conditions.

The Operating Partnership performs management, leasing and other services for the property owned by the joint venture and recognized $46 and $15 in fees for such services in the three months ended June 30, 2005 and 2004, respectively, and $55 and $18 for the six months ended June 30, 2005 and 2004, respectively.

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

SOUTH PIER AT HARBORSIDE HOTEL

On November 17, 1999, the Operating Partnership entered into a joint venture with Hyatt Corporation (“Hyatt”) to develop a 350-room hotel on the South Pier at Harborside Financial Center, Jersey City, known as the Hyatt Regency Jersey City on the Hudson, New Jersey, which was completed and commenced initial operations in July 2002. The Operating Partnership owns a 50 percent interest in the venture.

The venture had a mortgage loan with a commercial bank with a $62,902 balance at December 31, 2003 collateralized by its hotel property. The debt bore interest at a rate of LIBOR plus 275 basis points, which was scheduled to mature in December 2003, and was extended through January 29, 2004. On that date, the venture repaid the mortgage loan using the proceeds from a new $40,000 mortgage loan, (with a balance as of June 30, 2005 or $39,767), collateralized by the hotel property, as well as capital contributions from the Operating Partnership and Hyatt of $10,750 each. The new loan carries an interest rate of LIBOR plus 200 basis points and matures in February 2006. The loan provides for three one-year extension options subject to certain conditions. The final two one-year extension options require payment of a fee. On May 25, 2004, the venture obtained a second mortgage loan with a commercial bank for $20,000 (with a balance as of June 30, 2005 of $13,000) collateralized by the hotel property, in which each partner, including the Operating Partnership, has severally guaranteed repayment of approximately $8,000. The loan carries an interest rate of LIBOR plus 175 basis points and matures in February 2006. The loan provides for three one-year extension options subject to certain conditions. The final two one-year extension options require payment of a fee. The proceeds from this loan were used to make distributions to the Operating Partnership and Hyatt in the amount of $10,000 each. Additionally, the venture has an $8,000 loan (with a balance as of June 30, 2005 of $7,835) with the City of Jersey City, provided by the U.S. Department of Housing and Urban Development. The loan currently bears interest at fixed rates ranging from 6.09 percent to 6.62 percent and matures in August 2020. The Operating Partnership has posted an $8,000 letter of credit in support of this loan, $4,000 of which is indemnified by Hyatt.

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

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES

The following is a summary of the financial position of the unconsolidated joint ventures in which the Operating Partnership had investment interests as of June 30, 2005 and December 31, 2004:

	June 30, 2005

				Plaza
	Meadowlands		G&G	VIII & IX	Ramland	Ashford	Harborside	Combined
	Xanadu	HPMC	Martco	Associates	Realty	Loop	South Pier	Total

Assets:
Rental property, net	$255,308	--	$10,072	$12,320	$12,777	--	$76,903	$367,380
Other assets	205,568	--	5,484	1,482	1,518	--	12,526	226,578

Total assets	$460,876	--	$15,556	$13,802	$14,295	--	$89,429	$593,958

Liabilities and partners’/ members capital (deficit):
Mortgages, loans payable and other obligations	--	--	$45,501	--	$14,936	--	$63,023	$123,460
Other liabilities	$ 6,405	--	1,216	$ 1,362	333	--	3,677	12,993
Partners’/members’ capital (deficit)	454,471	--	(31,161)	12,440	(974)	--	22,729	457,505

Total liabilities and partners’/members’
capital (deficit)	$460,876	--	$15,556	$13,802	$14,295	--	$89,429	$593,958

Operating Partnership’s investment in unconsolidated
joint ventures, net	$ 33,633	--	$ 6,913	$ 6,141	$ --	--	$13,926	$ 60,613

	December 31, 2004

				Plaza
	Meadowlands		G&G	VIII & IX	Ramland	Ashford	Harborside	Combined
	Xanadu	HPMC	Martco	Associates	Realty	Loop	South Pier	Total

Assets:
Rental property, net	$235,254	--	$ 8,571	$12,629	$13,030	$11,256	$79,721	$360,461
Other assets	1,420	--	4,589	1,463	1,559	539	12,034	21,604

Total assets	$236,674	--	$ 13,160	$14,092	$14,589	$11,795	$91,755	$382,065

Liabilities and partners’/ members capital (deficit):
Mortgages, loans payable and other obligations	$ --	--	$ 43,236	$ --	$14,936	$ --	$66,191	$124,363
Other liabilities	8,205	--	963	1,376	334	670	4,009	15,557
Partners’/members’ capital (deficit)	228,469	--	(31,039)	12,716	(681)	11,125	21,555	242,145

Total liabilities and partners’/members’
capital (deficit)	$236,674	--	$ 13,160	$14,092	$14,589	$11,795	$91,755	$382,065

Operating Partnership’s investment in unconsolidated
joint ventures, net	$ 17,359	--	$ 7,157	$ 6,279	$ --	$ 2,664	$13,284	$ 46,743

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES

The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Operating Partnership had investment interests during the three months ended June 30, 2005 and 2004:

	Three Months Ended June 30, 2005

				Plaza
	Meadowlands		G&G	VIII & IX	Ramland	Ashford	Harborside	Combined
	Xanadu	HPMC	Martco	Associates	Realty	Loop	South Pier	Total

Total revenues	--	--	$1,568	$ 52	$ 664	--	$ 9,158	$11,442
Operating and other expenses	--	--	(908)	(62)	(348)	--	(5,294)	(6,612)
Depreciation and amortization	--	--	(290)	(154)	(162)	--	(1,289)	(1,895)
Interest expense	--	--	(525)	--	(179)	--	(1,292)	(1,996)

Net income	--	--	$ (155)	$(164)	$ (25)	--	$ 1,283	$ 939

Operating Partnership’s equity in
earnings (loss)
of unconsolidated joint ventures	--	--	$ (77)	$ (79)	--	--	$ 698	$ 542

	Three Months Ended June 30, 2004

				Plaza
	Meadowlands		G&G	VIII & IX	Ramland	Ashford	Harborside	Combined
	Xanadu	HPMC	Martco	Associates	Realty	Loop	South Pier	Total

Total revenues	--	$ 4	$1,913	$ 16	$ 394	$ 809	$ 7,950	$11,086
Operating and other expenses	--	(87)	(865)	(14)	(322)	(817)	(4,950)	(7,055)
Depreciation and amortization	--	--	(260)	(154)	(153)	(242)	(1,646)	(2,455)
Interest expense	--	--	(287)	--	(106)	--	(515)	(908)

Net income	--	$ (83)	$ 501	$(152)	$(187)	$(250)	$ 839	$ 668

Operating Partnership’s equity in
earnings (loss)
of unconsolidated joint ventures	--	$526	$ 250	$ (76)	$ --	$ (50)	$ 440	$ 1,090

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES

The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Operating Partnership had investment interests during the six months ended June 30, 2005 and 2004:

	Six Months Ended June 30, 2005

				Plaza
	Meadowlands		G&G	VIII & IX	Ramland	Ashford	Harborside	Combined
	Xanadu	HPMC	Martco	Associates	Realty	Loop	South Pier	Total

Total revenues	--	--	$ 3,149	$ 128	$1,032	$ 405	$15,887	$ 20,601
Operating and other expenses	--	--	(1,738)	(96)	(666)	(397)	(9,825)	(12,722)
Depreciation and amortization	--	--	(545)	(308)	(317)	(160)	(2,884)	(4,214)
Interest expense	--	--	(988)	--	(342)	--	(2,007)	(3,337)

Net income	--	--	$ (122)	$(276)	$ (293)	$(152)	$ 1,171	$ 328

Operating Partnership’s equity in
earnings (loss)
of unconsolidated joint ventures	--	--	$ (244)	$(138)	$ --	$ (30)	$ 642	$ 230

	Six Months Ended June 30, 2004

				Plaza
	Meadowlands		G&G	VIII & IX	Ramland	Ashford	Harborside	Combined
	Xanadu	HPMC	Martco	Associates	Realty	Loop	South Pier	Total

Total revenues	--	$ 79	$ 3,839	$ 81	$ 497	$ 1,585	$13,661	$ 19,742
Operating and other expenses	--	(253)	(1,766)	(62)	(572)	(1,394)	(9,104)	(13,151)
Depreciation and amortization	--	--	(540)	(308)	(291)	(486)	(3,192)	(4,817)
Interest expense	--	--	(574)	--	(213)	--	(1,067)	(1,854)

Net income	--	$ (174)	$ 959	$(289)	$(579)	$ (295)	$ 298	$ (80)

Operating Partnership’s equity in
earnings (loss)
of unconsolidated joint ventures	--	$1,047	$ 479	$(144)	$(225)	$ (59)	$ 169	$ 1,267

5.	DEFERRED CHARGES AND OTHER ASSETS

	June 30,	December 31,
	2005	2004

Deferred leasing costs	$163,730	$152,525
Deferred financing costs	19,571	17,137

	183,301	169,662
Accumulated amortization	(61,849)	(58,170)

Deferred charges, net	121,452	111,492
Notes receivable	11,988	--
In-place lease values and related intangible assets, net	40,238	17,560
Prepaid expenses and other assets, net	13,286	26,008

Total deferred charges and other assets, net	$186,964	$155,060

6.	DISCONTINUED OPERATIONS

On February 3, 2005, the Operating Partnership entered into agreements to sell its office building located at 600 Community Drive in North Hempstead, New York and its office building located at 111 East Shore Road in North Hempstead, New York, which aggregate 292,849 square feet. On June 3, 2005, the Operating Partnership completed the sale of the two buildings and received net sales proceeds of approximately $71,593.

On March 31, 2005, the Operating Partnership identified its 178,329 square foot office building located at 201 Willowbrook Boulevard in Wayne, New Jersey as held for sale. The Operating Partnership determined that the carrying amount of this property identified as held for sale was not expected to be recovered from estimated net sales proceeds and, accordingly, recognized a valuation allowance of $1,613 during the three months ended March 31, 2005. On May 11, 2005, the Operating Partnership sold the building for net sales proceeds of approximately $17,696.

As the Operating Partnership sold 3030 L.B.J. Freeway, Dallas, Texas; 84 N. E. Loop 410, San Antonio, Texas; and 340 Mt. Kemble Avenue, Morris Township, New Jersey during the year ended December 31, 2004 and 210 South 16th Street, Omaha, Nebraska; 1122 Alma Road, Richardson, Texas; and 3 Skyline Drive, Hawthorne, New York during the six months ended June 30, 2005, the Operating Partnership has also presented these assets as discontinued operations in its statements of operations for the periods presented.

There are no properties identified as held for sale as of June 30, 2005.

The following tables summarize income from discontinued operations and the related realized gains (losses) and unrealized losses on disposition of rental property, net for the three and six month periods ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2005	2004	2005	2004

Total revenues	$1,627	$6,511	$4,341	$12,668
Operating and other expenses	(357)	(2,288)	(1,226)	(4,194)
Depreciation and amortization	(7)	(1,517)	(400)	(2,927)
Interest expense (net of interest income)	34	(159)	42	(318)

Income from discontinued operations	$1,297	$2,547	$2,757	$ 5,229

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Realized gains on disposition of rental property	$11,975	--	$12,691	--
Unrealized losses on disposition of rental property	--	$(11,856)	(1,613)	$(11,856)

Realized gains (losses) and unrealized losses
on disposition of rental property, net	$ 11,975	$(11,856)	$11,078	$(11,856)

7.	SENIOR UNSECURED NOTES

A summary of the Operating Partnership’s senior unsecured notes as of June 30, 2005 and December 31, 2004 is as follows:

	June 30,	December 31,	Effective
	2005	2004	Rate (1)

7.250% Senior Unsecured Notes, due March 15, 2009	$ 299,129	$ 299,012	7.49%
5.050% Senior Unsecured Notes due April 15, 2010	149,737	--	5.27%
7.835% Senior Unsecured Notes, due December 15, 2010	15,000	15,000	7.95%
7.750% Senior Unsecured Notes, due February 15, 2011	299,035	298,948	7.93%
6.150% Senior Unsecured Notes, due December 15, 2012	91,243	90,998	6.89%
5.820% Senior Unsecured Notes, due March 15, 2013	25,254	25,199	6.45%
4.600% Senior Unsecured Notes, due June 15, 2013	99,772	99,758	4.74%
5.125% Senior Unsecured Notes, due February 15, 2014	202,068	202,187	5.11%
5.125% Senior Unsecured Notes, due January 15, 2015	149,118	--	5.30%

Total Senior Unsecured Notes	$1,330,356	$1,031,102	6.46%

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

2004 Unsecured Facility

On November 23, 2004, the Operating Partnership obtained an unsecured revolving credit facility (the “2004 Unsecured Facility”) with a current borrowing capacity of $600.0 million from a group of 27 lenders. The interest rate on outstanding borrowings (not electing the Operating Partnership’s competitive bid feature) under the 2004 Unsecured Facility is currently LIBOR plus 65 basis points. The facility has a competitive bid feature, which allows the Operating Partnership to solicit bids from lenders under the facility to borrow up to $300,000 at interest rates less than the current LIBOR plus 65 basis point spread. As of June 30, 2005, the Operating Partnership’s outstanding borrowings carried a weighted average interest rate of LIBOR plus 41 points. The Operating Partnership may also elect an interest rate representing the higher of the lender’s prime rate or the Federal Funds rate plus 50 basis points. The 2004 Unsecured Facility also currently requires a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears. The 2004 Unsecured Facility matures in November 2007, with an extension option of one year, which would require a payment of 25 basis points of the then borrowing capacity of the facility upon exercise.

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

SUMMARY

As of June 30, 2005 and December 31, 2004, the Operating Partnership had outstanding borrowings of $163,000 and $107,000, respectively, under the 2004 Unsecured Facility.

9.	MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Operating Partnership has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Operating Partnership’s rental properties. Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

A summary of the Operating Partnership’s mortgages, loans payable and other obligations as of June 30, 2005 and December 31, 2004 is as follows:

		Effective	Principal Balance at
		Interest	June 30,	December 31,
Property Name	Lender	Rate (a)	2005	2004	Maturity

Mack-Cali Centre VI	Principal Life Insurance Co.	6.87%	$ --	$ 35,000	(b)
One River Centre	New York Life Ins. Co.	5.50%	--	45,490	(c)
Mack-Cali Bridgewater I	New York Life Ins. Co.	7.00%	23,000	23,000	09/10/05
Mack-Cali Woodbridge II	New York Life Ins. Co.	7.50%	17,500	17,500	09/10/05
Mack-Cali Short Hills	Prudential Insurance Co.	7.74%	22,327	22,789	10/01/05
500 West Putnam Avenue	New York Life Ins. Co.	6.52%	5,973	6,500	10/10/05
Harborside – Plaza 2 and 3	Northwestern/Principal	7.37%	147,102	149,473	01/01/06
Mack-Cali Airport	Allstate Life Insurance Co.	7.05%	9,750	9,852	04/01/07
Various	Prudential Insurance	4.84%	150,000	150,000	01/15/10 (d)
2200 Renaissance Boulevard	TIAA	5.89%	18,344	18,509	12/01/12
Soundview Plaza	TIAA	6.02%	18,624	18,816	01/01/13
Assumed obligations	various	4.85%	60,293	67,269	05/01/09 (e)

Total mortgages, loans payable and other obligations			$472,913	$564,198

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

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED

Cash paid for interest for the six months ended June 30, 2005 and 2004 was $54,329 and $55,685, respectively. Interest capitalized by the Operating Partnership for the six months ended June 30, 2005 and 2004 was $2,622 and $1,844, respectively.

SUMMARY OF INDEBTEDNESS

As of June 30, 2005, the Operating Partnership’s total indebtedness of $1,966,269 (weighted average interest rate of 6.14 percent) was comprised of $163,000 of revolving credit facility borrowings (weighted average rate of 3.65 percent) and fixed rate debt and other obligations of $1,803,269 (weighted average rate of 6.37 percent).

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

The Series C Preferred Stock has preference rights with respect to liquidation and distributions over the common stock. Holders of the Series C Preferred Stock, except under certain limited conditions, will not be entitled to vote on any matters. In the event of a cumulative arrearage equal to six quarterly dividends, holders of the Series C Preferred Stock will have the right to elect two additional members to serve on the Corporation’s Board of Directors until dividends have been paid in full. At June 30, 2005, there were no dividends in arrears. The Corporation may issue unlimited additional preferred stock ranking on a parity with the Series C Preferred Stock but may not issue any preferred stock senior to the Series C Preferred Stock without the consent of two-thirds of its holders. The Series C Preferred Stock is essentially on an equivalent basis in priority with the Preferred Units.

Except under certain conditions relating to the Corporation’s qualification as a REIT, the Series C Preferred Stock is not redeemable prior to March 14, 2008. On and after such date, the Series C Preferred Stock will be redeemable at the option of the Corporation, in whole or in part, at $25 per depositary share, plus accrued and unpaid dividends.

In connection with the Corporation’s issuance of $25,000 of Series C cumulative redeemable perpetual preferred stock, the Corporation acquired from the Operating Partnership $25,000 of Series C Preferred Units (the “Series C Preferred Units”), which have terms essentially identical to the Series C preferred stock.

REPURCHASE GENERAL PARTNER UNITS

On September 13, 2000, the Board of Directors of the Corporation authorized an increase to the Corporation’s repurchase program under which the Corporation was permitted to purchase up to an additional $150,000 of the Corporation’s outstanding common stock (“Repurchase Program”). From that date through its last purchases on January 10, 2003, the Corporation purchased and retired, under the Repurchase Program, 3,746,400 shares of its outstanding common stock for an aggregate cost of approximately $104,512. Concurrent with these purchases, the Corporation sold to the Operating Partnership 3,746,400 of its common units for an aggregate cost of approximately $104,512. The Corporation has a remaining authorization to repurchase up to an additional $45,488 of its outstanding common stock, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

STOCK OPTION PLANS

In May 2004, the Corporation established the 2004 Incentive Stock Plan under which a total of 2,500,000 shares have been reserved for issuance. No options have been granted through June 30, 2005 under this plan. In September 2000, the Corporation established the 2000 Employee Stock Option Plan (“2000 Employee Plan”) and

the 2000 Director Stock Option Plan (“2000 Director Plan”). In May 2002, shareholders of the Corporation approved amendments to both plans to increase the total shares reserved for issuance under both of the 2000 plans from 2,700,000 to 4,350,000 shares of the Corporation’s common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan). In 1994, and as subsequently amended, the Corporation established the Mack-Cali Employee Stock Option Plan (“Employee Plan”) and the Mack-Cali Director Stock Option Plan (“Director Plan”) under which a total of 5,380,188 shares (subject to adjustment) of the Corporation’s common stock have been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan). Stock options granted under the Employee Plan in 1994 and 1995 became exercisable over a three-year period. Stock options granted under the 2000 Employee Plan and those options granted subsequent to 1995 under the Employee Plan become exercisable over a five-year period. All stock options granted under both the 2000 Director Plan and Director Plan become exercisable in one year. All options were granted at the fair market value at the dates of grant and have terms of ten years. As of June 30, 2005 and December 31, 2004, the stock options outstanding had a weighted average remaining contractual life of approximately 6.2 and 6.5 years, respectively.

Information regarding the Corporation’s stock option plans for the six months ended June 30, 2005 is summarized below:

		Weighted Average
	Shares Under Options	Exercise Price

Outstanding at January 1, 2005	1,703,631	$29.31
Granted	--	--
Exercised	(492,736)	$28.70
Lapsed or canceled	(27,040)	$28.59

Outstanding at June 30, 2005	1,183,855	$29.58

Options exercisable at June 30, 2005	566,595	$30.66
Available for grant at June 30, 2005	4,633,558	--

The Operating Partnership recognized stock options expense of $35 and $285 for the three months ended June 30, 2005 and 2004, respectively, and $71 and $334 for the six months ended June 30, 2005 and 2004, respectively.

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

Information regarding the Restricted Stock Awards for the six months ended June 30, 2005 is summarized below:

Shares

Outstanding at January 1, 2005	198,703
Granted	113,500
Vested	(70,459)
Cancelled	(1,000)

Outstanding at June 30, 2005	240,744

DEFERRED STOCK COMPENSATION PLAN FOR DIRECTORS

The Deferred Compensation Plan for Directors, which commenced January 1, 1999, allows non-employee directors of the Corporation to elect to defer up to 100 percent of their annual retainer fee into deferred stock units. The deferred stock units are convertible into an equal number of shares of common stock upon the directors’ termination of service from the Corporation’s Board of Directors or a change in control of the Corporation, as defined in the plan. Deferred stock units are credited to each director quarterly using the closing price of the Corporation’s common stock on the applicable dividend record date for the respective quarter. Each participating director’s account is also credited for an equivalent amount of deferred stock units based on the dividend rate for each quarter.

During the six months ended June 30, 2005 and 2004, 3,388 and 3,128 deferred stock units were earned, respectively. As of June 30, 2005 and December 31, 2004, there were 32,690 and 29,222 director stock units outstanding, respectively.

LIMITED PARTNERS’ CAPITAL:

SERIES B PREFERRED UNITS

The Series B Preferred Units had a stated value of $1,000 per unit and were preferred as to assets over any class of common units or other class of preferred units of the Operating Partnership, based on circumstances per the applicable unit certificates. The quarterly distribution on each Series B Preferred Unit was an amount equal to the greater of (i) $16.875 (representing 6.75 percent of the Series B Preferred Unit stated value of an annualized basis) or (ii) the quarterly distribution attributable to a Series B Preferred Unit determined as if such unit had been converted into common units, subject to adjustment for customary anti-dilution rights.

On June 13, 2005, the Operating Partnership caused the mandatory conversion (the “Conversion”) of all 215,018 outstanding Series B Preferred Units into 6,205,425.72 Common Units. Each Series B Preferred Unit was converted into whole and fractional Common Units equal to (x) the $1,000 stated value, divided by (y) the conversion price of $34.65. A description of the rights, preferences and privileges of the Common Units is set forth below.

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

As of June 30, 2005 and December 31, 2004, the Operating Partnership had 13,829,254 and 7,616,447 common units outstanding, respectively.

EARNINGS PER UNIT

Basic EPU excludes dilution and is computed by dividing net income available to common unitholders by the weighted average number of units outstanding for the period. Diluted EPU reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units.

The following information presents the Operating Partnership’s results for the three months ended June 30, 2005 and 2004 in accordance with FASB No. 128:

	Three Months Ended June 30,
Computation of Basic EPU	2005	2004

Income from continuing operations	$31,397	$31,502
Deduct: Preferred unit distributions	(500)	(4,409)

Income from continuing operations available to common unitholders	30,897	27,093
Income from discontinued operations	13,272	(9,309)

Net income available to common unitholders	$44,169	$17,784

Weighted average common units	75,240	68,177

Basic EPU:
Income from continuing operations	$ 0.41	$ 0.40
Income from discontinued operations	0.18	(0.14)

Net income available to common unitholders	$ 0.59	$ 0.26

	Three Months Ended June 30,
Computation of Diluted EPU	2005	2004

Income from continuing operations available to common unitholders
for diluted earnings per unit	$30,897	$27,093
Income from discontinued operations for diluted earnings per unit	13,272	(9,309)

Net income available to common unitholders	$44,169	$17,784

Weighted average common units	75,649	68,620

Diluted EPU:
Income from continuing operations	$ 0.41	$ 0.39
Income from discontinued operations	0.17	(0.13)

Net income available to common unitholders	$ 0.58	$ 0.26

The following information presents the Operating Partnership’s results for the six months ended June 30, 2005 and 2004 in accordance with FASB No. 128:

	Six Months Ended June 30,
Computation of Basic EPU	2005	2004

Income from continuing operations	$60,483	$62,982
Deduct: Preferred unit distributions	(4,909)	(8,818)

Income from continuing operations available to common unitholders	55,574	54,164
Income from discontinued operations	13,835	(6,627)

Net income available to common unitholders	$69,409	$47,537

Weighted average common units	72,041	67,886

Basic EPU:
Income from continuing operations	$ 0.77	$ 0.80
Income from discontinued operations	0.19	(0.10)

Net income available to common unitholders	$ 0.96	$ 0.70

	Six Months Ended June 30,
Computation of Diluted EPU	2005	2004

Income from continuing operations available to common unitholders
for diluted earnings per unit	$55,574	$54,164
Income from discontinued operations for diluted earnings per unit	13,835	(6,627)

Net income available to common unitholders	$69,409	$47,537

Weighted average common units	72,478	68,448

Diluted EPU:
Income from continuing operations	$ 0.77	$ 0.79
Income from discontinued operations	0.19	(0.10)

Net income available to common unitholders	$ 0.96	$ 0.69

The following schedule reconciles the shares used in the basic EPU calculation to the units used in the diluted EPU calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Basic EPU units	75,240	68,177	72,041	67,886
Add: Stock options	409	442	437	551
Stock Warrants	--	1	--	11

Diluted EPU Units	75,649	68,620	72,478	68,448

Not included in the computations of diluted EPU were 0 and 5,000 stock options and 0 and 6,205,426 Series B Preferred Units on an as converted basis into Common Units, as such securities were anti-dilutive during the three months ended June 30, 2005 and 2004, respectively. Also excluded from diluted EPU computations were 0 and 4,615 stock options and 3,085,570 and 6,205,426 Series B Preferred Units, on an as converted basis into common units, as such securities were anti-dilutive during the six months ended June 30, 2005 and 2004, respectively. Unvested restricted stock outstanding as of June 30, 2005 and 2004 were 240,744 and 187,703, respectively.

11.	MINORITY INTEREST IN CONSOLIDATED JOINT VENTURES

On November 23, 2004, the Operating Partnership acquired a 62.5 percent interest in One River Centre, a three-building 457,472 square-foot office complex located in Middletown, New Jersey, through the Operating Partnership’s conversion of its note receivable into a controlling equity interest. Minority interests: Consolidated joint ventures as of December 31, 2004 consisted of the 37.5 percent non-controlling interest owned by the third party. In March 2005, the Operating Partnership acquired the remaining 37.5 percent non-controlling interest in One River Centre for $10,499, comprised of $7,713 in cash and the issuance of 63,328 common units in the Operating Partnership.

12.	EMPLOYEE BENEFIT 401(k) PLAN

All employees of the Corporation who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan (the “401(k) Plan”). The 401(k) Plan allows eligible employees to defer up to 15 percent of their annual compensation, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Corporation, at management’s discretion, may match employee contributions and/or make discretionary contributions. Total expense recognized by the Operating Partnership for the three months ended June 30, 3005 and 2004 was $100 and $100, respectively, and for the six months ended June 30, 2005 and 2004 was $200 and $200, respectively.

and for the six months ended June 30, 2005 and 2004 was $200 and $200, respectively.

13.	COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS

Pursuant to agreements with the City of Jersey City, New Jersey, the Operating Partnership is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties located in Jersey City, as follows:

The Harborside Plaza 5 agreement, as amended, which commenced in 2002 upon substantial completion of the property, as defined, is for a term of 20 years. The PILOT is equal to two percent of Total Project Costs. Total Project Costs, as defined are $159,625. The PILOT totaled $798 and $798 for the three months ended June 30, 2005 and 2004, respectively, and $1,596 and $1,596 for the six months ended June 30, 2005 and 2004, respectively.

The Harborside Plaza 4-A agreement, which commenced in 2000, is for a term of 20 years. The PILOT is equal to two percent of Total Project costs, as defined, and increases by 10 percent in years 7, 10 and 13 and by 50 percent in year 16. Total Project costs, as defined, are $45,497. The PILOT totaled $227 and $227 for the three months ended June 30, 2005 and 2004, respectively, and $455 and $455 for the six months ended June 30, 2005 and 2004, respectively.

The 101 Hudson Street agreement commenced in 1991 for a term of 15 years and expires in 2006. The PILOT currently provides for the payment of a minimum annual service charge of approximately $4,193, subject to certain adjustments as provided in the PILOT agreement. The PILOT totaled $1,048 for the three months ended June 30, 2005, and $1,421 for the period of time during the six months ended June 30, 2005 for which the Operating Partnership owned the property.

The Harborside Plaza 2 and 3 agreement, commenced in 1990 and expires August 31, 2005. Such PILOT is equal to two percent of Total Project Costs, as defined, in year one and increases by $75 per annum through year 15. Total Project Costs, as defined, are $145,644. The PILOT totaled $991 and $972 for the three months ended June 30, 2005 and 2004, respectively, and $1,981 and $1,944 for the six months ended June 30, 2005 and 2004, respectively.

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

GROUND LEASE AGREEMENTS

Future minimum rental payments under the terms of all non-cancelable ground leases under which the Operating Partnership is the lessee, as of June 30, 2005, are as follows:

Year	Amount

2005	$ 265
2006	530
2007	528
2008	507
2009	510
2010 through 2080	20,142

Total	$22,482

Ground lease expense incurred by the Operating Partnership during the three months ended June 30, 2005 and 2004 amounted to $141 and $42, respectively, and was $283 and $300 for the six months ended June 30, 2005 and 2004, respectively.

OTHER

The Operating Partnership may not dispose of or distribute certain of its properties, currently comprising 59 properties with an aggregate net book value of approximately $1,450,182, which were originally contributed by members of either the Mack Group (which includes William L. Mack, Chairman of the Corporation’s Board of Directors; David S. Mack, a director of the Corporation; Earle I. Mack, a former director of the Corporation; and Mitchell E. Hersh, president, chief executive officer and a director of the Corporation), the Robert Martin Group (which includes Martin S. Berger, a director of the Corporation; Robert F. Weinberg, a former director of the Corporation; and Timothy M. Jones, former president of the Corporation), the Cali Group (which includes John R. Cali, a director of the Corporation and John J. Cali, a former director of the Corporation) or certain other common unitholders without the express written consent of a representative of the Mack Group, the Robert Martin Group, the Cali Group or the specific certain other common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate Mack Group, Robert Martin Group, Cali Group members or the specific certain other common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”). The aforementioned restrictions do not apply in the event that the Operating Partnership sells all of its properties or in connection with a sale transaction which the Corporation’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Operating Partnership or the Corporation or to cure any material monetary default on any mortgage secured by a property. The Property Lock-Ups expire periodically through 2010. Upon the expiration of the Property Lock-Ups, the Operating Partnership is required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate Mack Group, Robert Martin Group, Cali Group members or the specific certain other common unitholders.

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

Future minimum rentals to be received under non-cancelable operating leases at June 30, 2005 are as follows:

Year	Amount

July 1 through December 31, 2005	$ 253,988
2006	502,213
2007	458,415
2008	402,695
2009	353,698
2010 and thereafter	1,143,842

Total	$3,114,851

15.	SEGMENT REPORTING

The Operating Partnership operates in one business segment - real estate. The Operating Partnership provides leasing, management, acquisition, development, construction and tenant-related services for its portfolio. The Operating Partnership does not have any foreign operations. The accounting policies of the segments are the same as those described in Note 2 – Significant Accounting Policies, excluding straight-line rent adjustments, rent adjustments on above/below market leases, and depreciation and amortization.

The Operating Partnership evaluates performance based upon net operating income from the combined properties in the segment.

Selected results of operations for the three and six month periods ended June 30, 2005 and 2004 and selected asset information as of June 30, 2005 and December 31, 2004 regarding the Operating Partnership’s operating segment are as follows:

	Total Segment	Corporate & Other (e)	Total Operating Partnership

Total contract revenues (a):
Three months ended:
June 30,2005	$ 158,662	$ 482	$ 159,144	(f)
June 30,2004	138,601	436	139,037	(g)
Six months ended:
June 30,2005	$ 308,143	$ 629	$ 308,772	(h)
June 30,2004	274,089	1,867	275,956	(i)

Total operating and interest (b):
Three months ended:
June 30,2005	$ 55,190	$ 38,889	$ 94,079	(j)
June 30,2004	43,943	36,109	80,052	(k)
Six months ended:
June 30,2005	$ 107,481	$ 74,803	$ 182,284	(l)
June 30,2004	88,610	70,883	159,493	(m)

Equity in earnings of unconsolidated
joint ventures:
Three months ended:
June 30,2005	$ 542	$ --	$ 542
June 30,2004	1,090	--	1,090
Six months ended:
June 30,2005	$ 230	$ --	$ 230
June 30,2004	1,267	--	1,267

Net operating income (c):
Three months ended:
June 30,2005	$ 104,014	$(38,407)	$ 65,607	(f) (j)
June 30,2004	95,748	(35,673)	60,075	(g) (k)
Six months ended:
June 30,2005	$ 200,892	$(74,174)	$ 126,718	(h) (l)
June 30,2004	186,746	(69,016)	117,730	(i) (m)

Total assets:
June 30,2005	$4,079,937	$ 41,279	$4,121,216
December 31, 2004	3,809,320	40,845	3,850,165

Total long-lived assets (d):
June 30,2005	$3,900,166	$ 3,365	$3,903,531
December 31, 2004	3,663,618	4,176	3,667,794

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

(f)    Excludes $3,302 of adjustments for straight-lining of rents, $977 for rent adjustments on above/below market leases, and $43 for the Operating Partnership’s share of straight-line rent adjustments from unconsolidated joint ventures.

(g)   Excludes $2,415 of adjustments for straight-lining of rents, $434 for rent adjustments on above/below market leases, and $146 for the Operating Partnership’s share of straight-line rent adjustments from unconsolidated joint ventures.

(h)   Excludes $6,520 of adjustments for straight-lining of rents, $1,533 for rent adjustments on above/below market leases, and $90 for the Operating Partnership’s share of straight-line rent adjustments from unconsolidated joint ventures.

(i)    Excludes $5,079 of adjustments for straight-lining of rents, $446 for rent adjustments on above/below market leases, and $289 for the Operating Partnership’s share of straight-line rent adjustments from unconsolidated joint ventures.

(j) Excludes $38,532 of depreciation and amortization
(k) Excludes $31,568 of depreciation and amortization.
(l) Excludes $74,339 of depreciation and amortization.
(m) Excludes $61,282 of depreciation and amortization.

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

Executive Overview

Mack-Cali Realty Corporation (the “Corporation”) is one of the largest real estate investment trusts (REITs) in the United States, with a total market capitalization of approximately $5.4 billion at June 30, 2005. Mack-Cali Realty, L.P. (the “Operating Partnership”) has been involved in all aspects of commercial real estate development, management and ownership for over 50 years and the Corporation has been a publicly-traded REIT since 1994. The Operating Partnership owns or has interests in 267 properties (collectively, the “Properties”), primarily class A office and office/flex buildings, totaling approximately 29.9 million square feet, leased to approximately 2,100 tenants. The properties are located primarily in suburban markets of the Northeast, some with adjacent, Operating Partnership-controlled developable land sites able to accommodate up to 8.5 million square feet of additional commercial space.

The Operating Partnership’s strategy is to be a significant real estate owner and operator in its core, high-barriers-to-entry markets, primarily in the Northeast.

As an owner of real estate, almost all of the Operating Partnership’s earnings and cash flow is derived from rental revenue received pursuant to leased space at the Properties. Key factors that affect the Operating Partnership’s business and financial results include the following:

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

As a result of the economic climate since 2001, substantially all of the real estate markets the Operating Partnership operates in materially softened. Demand for office space declined significantly and vacancy rates increased in each of the Operating Partnership’s core markets over the period. Through August 1, 2005, the Operating Partnership’s core markets continued to be weak. The percentage leased in the Operating Partnership’s consolidated portfolio of stabilized operating properties decreased to 90.0 percent at June 30, 2005 as compared to 91.1 percent at March 31, 2005 and 91.2 percent at December 31, 2004. Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future, and leases that expire at the period end date. Excluded from percentage leased at December 31, 2004 was a non-strategic, non-core 318,224 square foot property acquired through a deed in lieu of foreclosure, which was 12.7 percent leased at December 31, 2004 and subsequently sold on February 4, 2005. Leases that expired as of June 30, 2005, March 31, 2005 and December 31, 2004 aggregate 243,492, 117,183 and 439,697 square feet, respectively, or 0.8, 0.4 and 1.5 percentage of the net rentable square footage, respectively. Market rental rates have declined in most markets from peak levels in late 2000 and early 2001. Rental rates on the Operating Partnership’s space that was re-leased (based on first rents payable) during the three months ended June 30, 2005 decreased an average of 18.5 percent compared to rates that were in effect under the prior leases, as compared to a 7.9 percent decrease for the same period in 2004. The Operating Partnership believes that vacancy rates may continue to increase in most of its markets in 2005. As a result, the Operating Partnership’s future earnings and cash flow may continue to be negatively impacted by current market conditions.

The remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand:

•	property transactions during the period;
•	critical accounting policies and estimates;
•	results of operations for the current quarter as compared to the same period last year;
•	results of operations for the three and six month periods ended June 30, 2005, as compared to the same periods last year; and
•	liquidity and capital resources.

Property Transactions in 2005

Property Acquisitions

The Operating Partnership acquired the following office properties during the six months ended June 30, 2005:

					Acquisition
Acquisition			# of	Rentable	Cost (a)
Date	Property/Address	Location	Bldgs.	Square Feet	(in thousands)

03/02/05	101 Hudson Street (b)	Jersey City, Hudson County, NJ	1	1,246,283	$330,342
03/29/05	23 Main Street (b) (c)	Holmdel, Monmouth County, NJ	1	350,000	23,947

Total Property Acquisitions:			2	1,596,283	$354,289

(a) Amounts are as of June 30, 2005.
(b) Transaction was funded primarily through borrowing on the Operating Partnership’s revolving credit facility.
(c) In addition to its initial investment, the Operating Partnership presently intends to make additional investments related to the property of approximately $11,702.

Property Sales

The Operating Partnership sold the following office properties during the six months ended June 30, 2005:

					Net	Net	Realized
				Rentable	Sales	Book	Gain/
Sale			# of	Square	Proceeds	Value	(Loss)
Date	Property/Address	Location	Bldgs.	Feet	(in thousands)	(in thousands)	(in thousands)

02/04/05	210 South 16th Street	Omaha, Douglas County, Nebraska	1	318,224	$ 8,464	$ 8,210	$ 254
02/11/05	1122 Alma Road	Richardson, Dallas County, Texas	1	82,576	2,075	2,344	(269)
02/15/05	3 Skyline Drive	Hawthorne, Westchester County, New York	1	75,668	9,587	8,856	731
05/11/05	201 Willowbrook Blvd.	Wayne, Passaic County, New Jersey (a)	1	178,329	17,696	17,705	(9)
06/03/05	600 Community Drive/
	111 East Shore Road	North Hempstead, Nassau County, New York	2	292,849	71,593	59,609	11,984

Total Office Property Sales:			6	947,646	$109,415	$96,724	$12,691

(a)    In connection with the sale, the Operating Partnership provided a mortgage loan to the buyer of $12,000 which bears interest at 5.74 percent, matures in fives years with a five year renewal option, and requires monthly payments of principal and interest.

Subsequent Events

On July 12, 2005, the Operating Partnership acquired Monmouth Executive Center, a four-building, 236,338 square-foot class A office complex in Freehold, New Jersey, for approximately $33 million.

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

Rental Property:

Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Interest capitalized by the Operating Partnership for the three months ended June 30, 2005 and 2004 was $1.4 million and $0.9 million, respectively, and $2.6 million and $1.8 million for the six months ended June 30, 2005 and 2004, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

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

Results From Operations

The following comparisons for the three and six months ended June 30, 2005 (“2005”), as compared to the three and six months ended June 30, 2004 (“2004”), make reference to the following: (i) the effect of the “Same-Store Properties,” which represents all in-service properties owned by the Operating Partnership at March 31, 2004 (for the three-month period comparisons), and which represents all in-service properties owned by the Operating Partnership at December 31, 2003 (for the six-month period comparisons), excluding properties sold or held for sale through June 30, 2005, and (ii) the effect of the “Acquired Properties,” which represents all properties acquired by the Operating Partnership or commencing initial operations from April 1, 2004 through June 30, 2005, (for the three-month period comparisons), and which represents all properties acquired by the Operating Partnership or commencing initial operations from January 1, 2004 through June 30, 2005 (for the six-month period comparisons).

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

	Three Months Ended
	June 30,		Dollar	Percent
(dollars in thousands)	2005	2004	Change	Change

Revenue from rental operations:
Base rents	$137,171	$123,730	$13,441	10.9%
Escalations and recoveries from tenants	20,730	15,822	4,908	31.0
Parking and other	5,565	2,480	3,085	124.4

Total revenues	163,466	142,032	21,434	15.1

Property expenses:
Real estate taxes	20,474	16,565	3,909	23.6
Utilities	12,413	9,490	2,923	30.8
Operating services	22,602	19,020	3,582	18.8

Sub-total	55,489	45,075	10,414	23.1

General and administrative	8,347	8,685	(338)	(3.9)
Depreciation and amortization	38,532	31,568	6,964	22.1
Interest expense	30,363	26,512	3,851	14.5
Interest income	(120)	(220)	100	45.5

Total expenses	132,611	111,620	20,991	18.8

Income from continuing operations before minority interest
and equity in earnings of unconsolidated joint ventures	30,855	30,412	443	1.5
Minority interest in consolidated joint ventures	--	--	--	--
Equity in earnings of unconsolidated joint ventures, net	542	1,090	(548)	(50.3)
Gain on sale of investment in unconsolidated joint ventures	--	--	--	--

Income from continuing operations	31,397	31,502	(105)	(0.3)
Discontinued operations:
Income from discontinued operations	1,297	2,547	(1,250)	(49.1)
Realized gains (losses) and unrealized losses on
disposition of rental property, net	11,975	(11,856)	23,831	201.0

Total discontinued operations, net	13,272	(9,309)	22,581	242.6

Net income	44,669	22,193	22,476	101.3
Preferred unit distributions	(500)	(4,409)	3,909	88.7

Net income available to common unitholders	$ 44,169	$ 17,784	$26,385	148.4%

The following is a summary of the changes in revenue from rental operations and property expenses divided into Same-Store Properties and Acquired Properties (dollars in thousands):

	Total
	Operating Partnership	Same-Store Properties		Acquired Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Change	Change	Change	Change	Change	Change

Revenue from rental operations:
Base rents	$13,441	10.9%	$ 325	0.3%	$13,116	546.3%
Escalations and recoveries
from tenants	4,908	31.0	1,831	11.7	3,077	1,728.7
Parking and other	3,085	124.4	3,141	126.7	(56)	--

Total	$21,434	15.1%	$5,297	3.8%	$16,137	625.7%

Property expenses:
Real estate taxes	$ 3,909	23.6%	$1,051	6.4%	$ 2,858	1,387.4%
Utilities	2,923	30.8	1,718	18.1	1,205	--
Operating services	3,582	18.8	1,222	6.4	2,360	9,440.0

Total	$10,414	23.1%	$3,991	8.9%	$ 6,423	2,780.5%

OTHER DATA:
Number of Consolidated Properties
(excluding properties held for sale):	264		248		16
Square feet (in thousands)	29,392		25,386		4,006

Base rents for the Same-Store Properties increased $0.3 million, or 0.3 percent, for 2005 as compared to 2004, due primarily to increases in the percentage of space leased at the properties in 2005 from 2004. Escalations and recoveries from tenants for the Same-Store Properties increased $1.8 million, or 11.7 percent, for 2005 over 2004, due primarily to an increased amount of total property expenses in 2005. Parking and other income for the Same-Store Properties increased $3.1 million, or 126.7 percent, due primarily to an increase in lease termination fees in 2005.

Real estate taxes on the Same-Store Properties increased $1.1 million, or 6.4 percent, for 2005 as compared to 2004, due primarily to property tax rate increases in certain municipalities in 2005, partially offset by lower assessments on certain properties in 2004. Utilities for the Same-Store Properties increased $1.7 million, or 18.1 percent, for 2005 as compared to 2004, due primarily to increased rates in 2005 as compared to 2004. Operating services for the Same-Store Properties increased $1.2 million, or 6.4 percent, due primarily to increased insurance costs of $1.1 million.

General and administrative decreased by $0.3 million, or 3.9 percent, for 2005 as compared to 2004. This decrease was due primarily to compensation costs incurred in connection with the resignation of the Corporation’s president in 2004.

Depreciation and amortization increased by $7.0 million, or 22.1 percent, for 2005 over 2004. Of this increase, $1.2 million, or 3.9 percent, is attributable to the Same-Store Properties, and $5.8 million is due to the Acquired Properties.

Interest expense increased $3.9 million, or 14.5 percent, for 2005 as compared to 2004. This increase was due primarily to higher average debt balances, partially offset by an overall decrease in interest rates on the Operating Partnership’s debt in 2005.

Interest income decreased $0.1 million, or 45.5 percent, for 2005 as compared to 2004. This decrease was due primarily to lower interest income from mortgage notes receivable in 2005 and lower average cash balances in 2005.

Income from continuing operations before minority interest and equity in earnings of unconsolidated joint ventures increased to approximately $30.8 million in 2005 from $30.4 million in 2004. The increase of approximately $0.4 million is due to the factors discussed above.

Equity in earnings of unconsolidated joint ventures decreased $0.5 million, or 50.3 percent, for 2005 as compared to 2004. The decrease was due primarily to the sale of the Pacifica Plaza Phase I and II in Daly City, California, in late 2004 resulting in a reduction of $0.5 million in 2005 and a reduction in 2005 of $0.3 million as a result of operations at the G&G Martco joint venture, partially offset by an increase from operations of the Harborside South Pier of Hyatt Hotel Venture $0.3 million.

Net income available to common unitholders increased by approximately $26.4 million, from $17.8 million in 2004 to $44.2 million in 2005. This increase was the result of realized gains and unrealized losses on disposition of rental property of approximately $12.0 million in 2005, realized gains and unrealized losses on disposition of rental property of $11.9 million in 2004, a decrease in preferred units distributions of $3.9 million, and an increase in income from continuing operations before minority interest and equity in earnings of unconsolidated joint ventures of $0.4 million. These were partially offset by a decrease in income from discontinued operations of $1.3 million and a decrease in equity of earnings of unconsolidated joint ventures of $0.5 million.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

	Six Months Ended
	June 30,		Dollar	Percent
(dollars in thousands)	2005	2004	Change	Change

Revenue from rental operations:
Base rents	$270,312	$244,798	$25,514	10.4%
Escalations and recoveries from tenants	39,142	31,019	8,123	26.2
Parking and other	7,461	5,953	1,508	25.3

Total revenues	316,915	281,770	35,145	12.5

Property expenses:
Real estate taxes	39,591	32,923	6,668	20.3
Utilities	24,362	20,523	3,839	18.7
Operating services	43,980	36,356	7,624	21.0

Sub-total	107,933	89,802	18,131	20.2

General and administrative	15,774	15,082	692	4.6
Depreciation and amortization	74,339	61,282	13,057	21.3
Interest expense	58,761	55,549	3,212	5.8
Interest income	(184)	(940)	756	80.4

Total expenses	256,623	220,775	35,848	16.2

Income from continuing operations before minority interest
and equity in earnings of unconsolidated joint ventures	60,292	60,995	(703)	(1.2)
Minority interest in consolidated joint ventures	(74)	--	(74)	--
Equity in earnings of unconsolidated joint ventures, net	230	1,267	(1,037)	(81.8)
Gain on sale of investment in unconsolidated joint ventures	35	720	(685)	(95.1)

Income from continuing operations	60,483	62,982	(2,499)	(4.0)
Discontinued operations:
Income from discontinued operations	2,757	5,229	(2,472)	(47.3)
Realized gains (losses) and unrealized losses on
disposition of rental property, net	11,078	(11,856)	22,934	193.4

Total discontinued operations, net	13,835	(6,627)	20,462	308.8

Net income	74,318	56,355	17,963	31.9
Preferred unit distributions	(4,909)	(8,818)	3,909	44.3

Net income available to common unitholders	$ 69,409	$ 47,537	$21,872	46.0%

The following is a summary of the changes in revenue from rental operations and property expenses divided into Same-Store Properties and Acquired Properties (dollars in thousands):

	Total
	Operating Partnership	Same-Store Properties		Acquired Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Change	Change	Change	Change	Change	Change

Revenue from rental operations:
Base rents	$25,514	10.4%	$2,047	0.8%	$23,467	977.4%
Escalations and recoveries
from tenants	8,123	26.2	3,483	11.3	4,640	2,606.7
Parking and other	1,508	25.3	1,611	27.1	(103)	--

Total	$35,145	12.5%	$7,141	2.6%	$28,004	1,085.8%

Property expenses:
Real estate taxes	$ 6,668	20.3%	$2,224	6.8%	$ 4,444	1,784.7%
Utilities	3,839	18.7	2,044	10.0	1,795	--
Operating services	7,624	21.0	3,584	9.9	4,040	9,395.3

Total	$18,131	20.2%	$7,852	8.8%	$10,279	3,520.2%

OTHER DATA:
Number of Consolidated Properties
(excluding properties held for sale):	264		248		16
Square feet (in thousands)	29,392		25,386		4,006

Base rents for the Same-Store Properties increased $2.0 million, or 0.8 percent, for 2005 as compared to 2004, due primarily to increases in the percentage of space leased at the properties in 2005 from 2004. Escalations and recoveries from tenants for the Same-Store Properties increased $3.5 million, or 11.3 percent, for 2005 over 2004, due primarily to an increased amount of total property expenses in 2005. Parking and other income for the Same-Store Properties increased $1.6 million, or 27.1 percent, due primarily to an increase in lease termination fees in 2005.

Real estate taxes on the Same-Store Properties increased $2.2 million, or 6.8 percent, for 2005 as compared to 2004, due primarily to property tax rate increases in certain municipalities in 2005, partially offset by lower assessments on certain properties in 2004. Utilities for the Same-Store Properties increased $2.0 million, or 10.0 percent, for 2005 as compared to 2004, due primarily to more severe weather in 2005 as compared to 2004. Operating services for the Same-Store Properties increased $3.6 million, or 9.9 percent, due primarily to 2005 increases in insurance costs of $1.4 million, snow removal costs of $1.3 million, property operations salaries and related expenses of $0.4 million, and property maintenance costs of $0.4 million as compared to 2004.

General and administrative increased by $0.7 million, or 4.6 percent, for 2005 as compared to 2004. This increase was due primarily to increases in professional fees and state income taxes aggregating $1.5 million in 2005 as compared to 2004, partially offset by compensation costs incurred in connection with the resignation of the Corporation’s president in 2004.

Depreciation and amortization increased by $13.1 million, or 21.3 percent, for 2005 over 2004. Of this increase, $3.2 million, or 5.3 percent, is attributable to the Same-Store Properties, and $9.9 million is due to the Acquired Properties.

Interest expense increased $3.2 million, or 5.8 percent, for 2005 as compared to 2004. This increase was due primarily to higher average debt balances, partially offset by an overall increase in interest rates on the Operating Partnership’s debt in 2005.

Interest income decreased $0.8 million, or 80.4 percent, for 2005 as compared to 2004. This decrease was due primarily to lower interest income from mortgage notes receivable in 2005 and lower average cash balances in 2005.

Income from continuing operations before minority interest and equity in earnings of unconsolidated joint ventures decreased to $60.3 million in 2005 from $61.0 million in 2004. The decrease of approximately $0.7 million is due to the factors discussed above.

Equity in earnings of unconsolidated joint ventures decreased $1.0 million, or 81.8 percent, for 2005 as compared to 2004. The decrease was due primarily to the sale of the Pacifica Plaza Phase I and II in Daly City, California, in late 2004 resulting in a reduction of $1.0 million in 2005 and a reduction in 2005 of $0.7 million as a result of operations at the G&G Martco joint venture, partially offset by an increase from operations of the Harborside South Pier Hyatt Hotel Venture of $0.5 million.

Gain on sale of investment in unconsolidated joint ventures amounted to $0.7 million in 2004 on account of the receipt of additional contingent purchase consideration from the Harborside North Pier Sale. Gain on sale of investment in unconsolidated joint ventures amounted to $35,000 in 2005 due to the sale of the Operating Partnership’s interest in the Ashford Loop joint venture.

Net income available to common unitholders increased by $21.9 million, from approximately $47.5 million in 2004 to $69.4 million in 2005. This increase was the result of realized gains and unrealized losses on disposition of rental property of $11.9 million in 2004, realized gains and unrealized losses on disposition of rental property of $11.1 million in 2005, and a decrease in preferred unit distributions of $3.9 million. These were partially offset by a decrease in income from discontinued operations of $2.5 million, a decrease in equity in earnings of unconsolidated joint ventures of $1.0 million, a decrease in income from continuing operations before minority interest and equity in earnings of unconsolidated joint ventures of $0.7 million, gain on sale of investment in unconsolidated joint venture of $0.7 million in 2004, and minority interest in consolidated joint ventures of $0.1 million in 2005.

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

REIT Restrictions:

To maintain its qualification as a REIT, the Corporation must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. Moreover, the Corporation intends to continue to make regular quarterly distributions to its common stockholders which, based upon current policy, in the aggregate would equal approximately $155.8 million on an annualized basis. However, any such distribution, whether for federal income tax purposes or otherwise, would only be paid out of available cash, including borrowings and other sources, after meeting operating requirements, preferred stock dividends and distributions, and scheduled debt service on the Operating Partnership’s debt.

Property Lock-Ups:

The Operating Partnership may not dispose of or distribute certain of its properties, currently comprising 59 properties with an aggregate net book value of approximately $1.5 billion, which were originally contributed by members of either the Mack Group (which includes William L. Mack, Chairman of the Corporation’s Board of Directors; David S. Mack, a director of the Corporation; Earle I. Mack, a former director of the Corporation; and Mitchell E. Hersh, president, chief executive officer and a director of the Corporation), the Robert Martin Group (which includes Martin S. Berger, a director of the Corporation; Robert F. Weinberg, a former director of the Corporation; and Timothy M. Jones, former president of the Corporation), the Cali Group (which includes John R. Cali, a director of the Corporation and John J. Cali, a former director of the Corporation) or certain other common unitholders without the express written consent of a representative of the Mack Group, the Robert Martin Group, the Cali Group or the specific certain other common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate Mack Group, Robert Martin Group, Cali Group members or the specific certain other common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”). The aforementioned restrictions do not apply in the event that the Operating Partnership sells all of its properties or in connection with a sale transaction which the Corporation’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Operating Partnership or the Corporation or to cure any material monetary default on any mortgage secured by a property. The Property Lock-Ups expire periodically through 2010. Upon the expiration of the Property Lock-Ups, the Operating Partnership is required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate Mack Group, Robert Martin Group, Cali Group members or the specific certain other common unitholders.

Unencumbered Properties:

As of June 30, 2005, the Operating Partnership had 248 unencumbered properties, totaling 24.5 million square feet, representing 83.2 percent of the Operating Partnership’s total portfolio on a square footage basis.

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

Cash Flows

Cash and cash equivalents increased by $3.4 million to $15.7 million at June 30, 2005, compared to $12.3 million at December 31, 2004. The increase is comprised of the following net cash flow items:

(1)	$124.6 million provided by operating activities.

(2)	$300.5 million used in investing activities, consisting primarily of the following:
(a) $377.8 million used for additions to rental property and related intangibles; plus
(b) $16.3 million used for investments in unconsolidated joint ventures; minus
(c) $97.4 million received from proceeds from sale of rental properties.
(3)	$179.3 million provided by financing activities, consisting primarily of the following:
(a) $539.3 million from borrowings under the unsecured credit facility; minus
(b) $483.3 million used for the repayment of borrowings under the Operating Partnership’s unsecured credit facility; minus
(c) $95.6 million used for the payment of dividends and distributions.

Debt Financing

Summary of Debt:

The following is a breakdown of the Operating Partnership’s debt between fixed and variable-rate financing as of June 30, 2005:

	Balance ($000’s)	% of Total	Weighted Average Interest Rate (a)	Weighted Average Maturity in Years

Fixed Rate Unsecured Debt	$1,330,356	67.66%	6.46%	6.33
Fixed Rate Secured Debt and
Other Obligations	472,913	24.05%	6.12%	2.70
Variable Rate Unsecured Debt	163,000	8.29%	3.65%	2.40

Totals/Weighted Average:	$1,966,269	100.00%	6.14%	5.13

Debt Maturities:

Scheduled principal payments and related weighted average annual interest rates for the Operating Partnership’s debt as of June 30, 2005 are as follows:

Period	Scheduled Amortization ($000’s)	Principal Maturities ($000’s)	Total ($000’s)	Weighted Average Interest Rate of Future Repayments (a)

2005	$12,653	$ 68,249	$ 80,902	6.87%
2006	17,259	144,642	161,901	7.10%
2007	16,699	172,364	189,063	3.93%
2008	15,889	--	15,889	4.96%
2009	5,571	300,000	305,571	7.44%
Thereafter	3,111	1,216,141	1,219,252	6.01%

Sub-total	71,182	1,901,396	1,972,578	6.14%
Adjustment for unamortized
debt discount/premium, net,
as of June 30, 2005	(6,309)	--	(6,309)	--

Totals/Weighted Average	$64,873	$1,901,396	$1,966,269	6.14%

(a) Actual weighted average LIBOR contract rates relating to the Operating Partnership’s outstanding debt as of June 30, 2005 of 3.24 percent was used in calculating revolving credit facility.

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

The terms of the Operating Partnership’s senior unsecured notes (which totaled approximately $1.3 billion as of June 30, 2005) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

Unsecured Revolving Credit Facility:

2004 Unsecured Facility

On November 23, 2004, the Operating Partnership obtained an unsecured revolving credit facility (the “2004 Unsecured Facility”) with a current borrowing capacity of $600.0 million from a group of 27 lenders. As of August 1, 2005, the Operating Partnership had $202.0 million of outstanding borrowings under the 2004 Unsecured Facility.

The interest rate on outstanding borrowings (not electing the Operating Partnership’s competitive bid feature) under the 2004 Unsecured Facility is currently LIBOR plus 65 basis points. The facility has a competitive bid feature, which allows the Operating Partnership to solicit bids from lenders under the facility to borrow up to $300,000 at interest rates less than the current LIBOR plus 65 basis point spread. As of June 30, 2005, the Operating Partnership’s outstanding borrowings carried a weighted average interest rate of LIBOR plus 41 points. The Operating Partnership may also elect an interest rate representing the higher of the lender’s prime rate or the Federal Funds rate plus 50 basis points. The 2004 Unsecured Facility also currently requires a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears. The 2004 Unsecured Facility matures in November 2007, with an extension option of one year, which would require a payment of 25 basis points of the then borrowing capacity of the facility upon exercise.

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

Debt Strategy:

The Operating Partnership does not intend to reserve funds to retire the Operating Partnership’s senior unsecured notes or its mortgages, loans payable and other obligations upon maturity. Instead, the Operating Partnership will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates. If it cannot raise sufficient proceeds to retire the maturing debt, the Operating Partnership may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility. As of August 1, 2005, the Operating Partnership had $202.0 million of outstanding borrowings under its $600 million unsecured revolving credit facility. The Operating Partnership has approximately $215.9 million of mortgage indebtedness maturing from August 1, 2005 through January 1, 2006. The Operating Partnership is reviewing various refinancing options, including the public issuance of additional unsecured debt, the issuance in public or private transactions of preferred equity instruments and/or obtaining additional mortgage debt, some or all of which may be completed during 2005. The Operating Partnership anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Operating Partnership’s capital and liquidity needs both in the short and long-term. However, if these sources of funds are insufficient or unavailable, the Operating Partnership’s ability to make the expected distributions discussed below may be adversely affected.

Equity Financing and Registration Statements

Equity Activity:

The following table presents the changes in the Corporation’s issued and outstanding shares of Common Stock and the Operating Partnership’s common units and preferred units (as converted) since December 31, 2004:

	Common	Common	Preferred Units,
	Stock	Units	as Converted (a)	Total

Outstanding at December 31, 2004	61,038,875	7,616,447	6,205,426	74,860,748
Stock options exercised	492,736	--	--	492,736
Preferred units converted
into common units	--	6,205,426	(6,205,426)	--
Common units redeemed for Common
Stock	55,947	(55,947)	--	--
Common units issued	--	63,328	--	63,328
Shares issued under Dividend
Reinvestment and Stock Purchase
Plan	4,496	--	--	4,496
Restricted shares issued,
net of cancellations	112,500	--	--	112,500

Outstanding at June 30, 2005	61,704,554	13,829,254	--	75,533,808

(a) On June 13, 2005, 215,018 Series B preferred units were converted into 6,205,426 common units.

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

Shelf Registration Statements:

The Corporation has an effective shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (“SEC”) for an aggregate amount of $2.0 billion in common stock, preferred stock and warrants of the Corporation. On July 1, 2004, the Corporation filed post-effective amendment number 1 to this shelf registration statement, adding depositary shares and otherwise updating the disclosures contained therein. Such post-effective amendment was declared effective by the SEC on July 12, 2004. No securities have been sold under this registration statement.

The Corporation and the Operating Partnership also have an effective shelf registration statement on Form S-3 (the “Original Joint Shelf”) filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares and guarantees of the Corporation and debt securities of the Operating Partnership, under which $1,700,283,478 of securities have been sold. On July 1, 2004, the Corporation and the Operating Partnership filed a new shelf registration statement on Form S-3 (the “New Joint Shelf”) with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, warrants, depositary shares and guarantees of the Corporation and debt securities of the Operating Partnership. Pursuant to Rule 429 under the Securities Act of 1933, as amended (the “Securities Act”), the New Joint Shelf is a combined registration statement which constitutes post-effective amendment no. 1 to the Original Joint Shelf, and the $2.5 billion available for issuance under the New Joint Shelf included the $574,716,522 of remaining availability under the Original Joint Shelf. The New Joint Shelf was declared effective by the SEC on July 22, 2004. As of August 1, 2005, $2.20 billion remained available for issuance under the New Joint Shelf.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt:

The debt of the Operating Partnership’s unconsolidated joint ventures aggregating $123.5 million, at June 30, 2005, is non-recourse to the Operating Partnership except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations. The Operating Partnership has severally guaranteed repayment of approximately $7.5 million on a mortgage at the Harborside South Pier Hyatt hotel joint venture. The Operating Partnership has also posted an $8.0 million letter of credit in support of the Harborside South Pier Hyatt hotel joint venture, $4.0 million of which is indemnified by Hyatt.

The Operating Partnership’s off-balance sheet arrangements are further discussed in Note 4 – Investments in Unconsolidated Joint Ventures to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Operating Partnership’s debt (principal and interest), PILOT agreements, and ground lease agreements as of June 30, 2005 (dollars in thousands):

	Payments Due by Period
		Less than 1	1 – 3	4 – 5	6 – 10	After 10
	Total	year	years	years	years	years

Senior unsecured notes	$1,883,567	$ 83,644	$167,289	$595,539	$1,037,095	--
Revolving credit facility (1)	177,384	5,952	171,432	--	--	--
Mortgages, loans payable
and other obligations	534,450	253,696	63,958	179,303	37,493	--
Payments in lieu of taxes
(PILOT)	74,875	7,924	14,598	8,537	22,156	21,660
Ground lease payments	22,482	530	1,555	1,020	2,596	16,781

Total	$2,692,758	$351,746	$418,832	$784,399	$1,099,340	$38,441

(1)	Interest payments assume current credit facility borrowings and interest rates remain at the June 30, 2005 level until maturity.

Other Commitments and Contingencies

Legal Proceedings:

On February 12, 2003, the New Jersey Sports and Exposition Authority selected The Mills Corporation and the Operating Partnership to redevelop the Continental Airlines Arena site (“Arena Site”) for mixed uses, including retail. In March 2003, Hartz Mountain Industries, Inc., or Hartz, filed a lawsuit in the Superior Court of New Jersey, Law Division, for Bergen County, seeking to enjoin the New Jersey Sports and Exposition Authority, or NJSEA, from entering into a contract with Mills and the Operating Partnership for the redevelopment of the Continental Arena site. In May 2003, the court denied Hartz’s request for an injunction and dismissed its suit for failure to exhaust administrative remedies. In June 2003, the NJSEA held hearings on Hartz’s protest, and on a parallel protest filed by another rejected developer, Westfield, Inc. (“Westfield”). On September 10, 2003, the NJSEA ruled against Hartz’s and Westfield’s protests, and on May 14, 2004, the Appellate Division of the Superior Court of New Jersey rejected Hartz’s contention that the NJSEA lacks statutory authority to allow retail development of its property. The Supreme Court of New Jersey has declined to review the Appellate Division’s decision. Hartz, Westfield and four taxpayers (the “Braha Appellants”) have also filed appeals from the NJSEA’s final decision based on other grounds. In a separate action commenced in January 2004, Hartz and Westfield also appealed the NJSEA’s approval and execution of the formal redevelopment agreement with the Meadowlands Venture. Several appeals filed by Hartz, Westfield and others, including certain environmental groups, that challenge certain approvals received by the Meadowlands Venture from the NJSEA, the New Jersey Meadowlands Commission and the New Jersey Department of Environmental Protection remain pending before the Appellate Division. The Appellate Division, in a decision rendered on November 24, 2004, completed its review of Hartz’s Open Public

Records Act appeal and the remand proceeding it earlier ordered and upheld the findings of the Law Division in the remand proceeding. The Supreme Court of New Jersey has declined to review the Appellate Division’s decision. The NJSEA held further hearings on December 15 and 16, 2004, at Hartz’s request to review certain additional facts in support of its bid protest. The Hearing Officer rendered his Supplemental Report and Recommendation to the NJSEA on March 4, 2005, finding no merit in the protests presented by Hartz and Westfield. The NJSEA accepted the Supplemental Report and Recommendation on March 30, 2005 and Hartz appealed that decision to the Appellate Division. Hartz also filed an application with the Appellate Division seeking an Order staying the construction of the Meadowlands Xanadu project, which officially commenced on March 24, 2005, and on April 27, 2005, the Braha Appellants filed a separate appeal with the Appellate Division also challenging the NJSEA’s decision to allow construction to begin and seeking an Order staying the construction of the Meadowlands Xanadu project. The Appellate Division denied Hartz’s application for a stay of construction by Order dated May 5, 2005. The Appellate Division has not made any determinations with respect to these appeals. On April 5, 2005 the New York Football Giants filed a Verified Complaint seeking an emergency order halting construction pending a final decision on its contention that construction of the Meadowlands Xanadu project violates its lease agreements with the NJSEA. The Superior Court of New Jersey, Chancery Division, has scheduled a hearing on that application for August 5, 2005. On March 18, 2005, the U.S. Army Corps of Engineers issued a permit to the Meadowlands Venture to authorize the filling of 7.69 acres of wetlands and other waters of the United States in connection with the Meadowlands Xanadu project. Three separate lawsuits have been filed in the United States District Court for the District of New Jersey, challenging the Corps’ decision to issue the permit to the Meadowlands Venture and seeking to set aside the permit and remand the matter to the Corps for further proceedings consistent with the National Environmental Policy Act and the Clean Water Act. The first suit was filed on March 30, 2005, by the Sierra Club, the New Jersey Public Interest Research Group, Citizen Lobby, Inc. and the New Jersey Environmental Federation. Additional suits were filed on May 16 and May 31, 2005, respectively, by Hartz Mountain Industries, Inc., (together with one of its officers as an individual named plaintiff) and the Borough of Carlstadt. The Meadowlands Venture is named as a defendant, along with the Corps, in all three of these suits. On May 3, 2005, the Sierra Club filed a motion for a preliminary injunction to stop certain construction activities on the project. The Court denied that motion on July 6, 2005. The Meadowlands Venture and the Corps have filed motions to dismiss the Hartz complaint for lack of standing. Similar motions may be filed to dismiss the Carlstadt complaint. Once these standing issues are resolved, the court will address the merits of the claims through motions for summary judgment. The New Jersey Builders’ Association has commenced an action, which is pending in the Appellate Division, alleging that NJSEA has failed to meet a purported obligation to provide affordable housing at the Meadowlands Complex. The Builders’ Association has filed an application for injunctive relief seeking to enjoin further construction of the project. That application is pending. The Operating Partnership is not a party to that action.

The Operating Partnership believes that the Meadowlands Venture’s proposal and the planned project comply with applicable laws, and the Meadowlands Venture intends to continue its vigorous defense of its rights under the executed Redevelopment Agreement and recently executed Ground Lease. Although there can be no assurance, the Operating Partnership does not believe that the pending lawsuits will have any material affect on its ability to develop the Meadowlands Xanadu project.

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

Approximately $1.8 billion of the Operating Partnership’s long-term debt and other obligations bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rates on the variable rate debt as of June 30, 2005 was LIBOR plus 65 basis points.

	Maturity Date
June 30, 2005
Debt
including current portion	7/1/05 – 12/31/05	2006	2007	2008	2008	Thereafter	Total	Fair Value

Fixed Rate	$79,783	$160,955	$ 25,117	$14,943	$304,811	$1,217,660	$1,803,269	$1,899,720
Average Interest Rate	6.87%	7.10%	5.69%	4.96%	7.44%	5.93%	6.37%

Variable Rate			$163,000				$ 163,000	$ 163,000

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

On February 12, 2003, the New Jersey Sports and Exposition Authority selected The Mills Corporation and the Operating Partnership to redevelop the Continental Airlines Arena site (“Arena Site”) for mixed uses, including retail. In March 2003, Hartz Mountain Industries, Inc., or Hartz, filed a lawsuit in the Superior Court of New Jersey, Law Division, for Bergen County, seeking to enjoin the New Jersey Sports and Exposition Authority, or NJSEA, from entering into a contract with Mills and the Operating Partnership for the redevelopment of the Continental Arena site. In May 2003, the court denied Hartz’s request for an injunction and dismissed its suit for failure to exhaust administrative remedies. In June 2003, the NJSEA held hearings on Hartz’s protest, and on a parallel protest filed by another rejected developer, Westfield, Inc. (“Westfield”). On September 10, 2003, the NJSEA ruled against Hartz’s and Westfield’s protests, and on May 14, 2004, the Appellate Division of the Superior Court of New Jersey rejected Hartz’s contention that the NJSEA lacks statutory authority to allow retail development of its property. The Supreme Court of New Jersey has declined to review the Appellate Division’s decision. Hartz, Westfield and four taxpayers (the “Braha Appellants”) have also filed appeals from the NJSEA’s final decision based on other grounds. In a separate action commenced in January 2004, Hartz and Westfield also appealed the NJSEA’s approval and execution of the formal redevelopment agreement with the Meadowlands Venture. Several appeals filed by Hartz, Westfield and others, including certain environmental groups, that challenge certain approvals received by the Meadowlands Venture from the NJSEA, the New Jersey Meadowlands Commission and the New Jersey Department of Environmental Protection remain pending before the Appellate Division. The Appellate Division, in a decision rendered on November 24, 2004, completed its review of Hartz’s Open Public Records Act appeal and the remand proceeding it earlier ordered and upheld the findings of the Law Division in the remand proceeding. The Supreme Court of New Jersey has declined to review the Appellate Division’s decision. The NJSEA held further hearings on December 15 and 16, 2004, at Hartz’s request to review certain additional facts in support of its bid protest. The Hearing Officer rendered his Supplemental Report and Recommendation to the NJSEA on March 4, 2005, finding no merit in the protests presented by Hartz and Westfield. The NJSEA accepted the Supplemental Report and Recommendation on March 30, 2005 and Hartz appealed that decision to the Appellate Division. Hartz also filed an application with the Appellate Division seeking an Order staying the construction of the Meadowlands Xanadu project, which officially commenced on March 24, 2005, and on April 27, 2005, the Braha Appellants filed a separate appeal with the Appellate Division also challenging the NJSEA’s decision to allow construction to begin and seeking an Order staying the construction of the Meadowlands Xanadu project. The Appellate Division denied Hartz’s application for a stay of construction by Order dated May 5, 2005. The Appellate Division has not made any determinations with respect to these appeals. On April 5, 2005 the New York Football Giants filed a Verified Complaint seeking an emergency order halting construction pending a final decision on its contention that construction of the Meadowlands Xanadu project violates its lease agreements with the NJSEA. The Superior Court of New Jersey, Chancery Division, has scheduled a hearing on that application for August 5, 2005. On March 18, 2005, the U.S. Army Corps of Engineers issued a permit to the Meadowlands Venture to authorize the filling of 7.69 acres of wetlands and other waters of the United States in connection with the Meadowlands Xanadu project. Three separate lawsuits have been filed in the United States District Court for the District of New Jersey, challenging the Corps’ decision to issue the permit to the Meadowlands Venture and seeking to set aside the permit and remand the matter to the Corps for further proceedings consistent with the National Environmental Policy Act and the Clean Water Act. The first suit was filed on March 30, 2005, by the Sierra Club, the New Jersey Public Interest Research Group, Citizen Lobby, Inc. and the New Jersey Environmental Federation. Additional suits were filed on May 16 and May 31, 2005, respectively, by Hartz Mountain Industries, Inc., (together with one of its officers as an individual named plaintiff) and the Borough of Carlstadt. The Meadowlands Venture is named as a defendant, along with the Corps, in all three of these suits. On May 3, 2005, the Sierra Club filed a motion for a preliminary injunction to stop certain construction activities on the project. The Court denied that motion on July 6, 2005. The Meadowlands Venture and the Corps have filed motions to dismiss the Hartz complaint for lack of standing. Similar motions may be filed to dismiss the Carlstadt complaint. Once these standing issues are resolved, the court will address the merits of the claims through motions for summary judgment. The New Jersey Builders’ Association has commenced an action, which is pending in the Appellate Division, alleging that NJSEA has failed to meet a purported obligation to provide affordable housing at the Meadowlands Complex. The Builders’ Association

has filed an application for injunctive relief seeking to enjoin further construction of the project. That application is pending. The Operating Partnership is not a party to that action.

The Operating Partnership believes that the Meadowlands Venture’s proposal and the planned project comply with applicable laws, and the Meadowlands Venture intends to continue its vigorous defense of its rights under the executed Redevelopment Agreement and recently executed Ground Lease. Although there can be no assurance, the Operating Partnership does not believe that the pending lawsuits will have any material affect on its ability to develop the Meadowlands Xanadu project.

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

During the three months ended June 30, 2005, the Corporation issued 33,600 shares of common stock to holders of common units in the Operating Partnership upon the redemption of such common units in private offerings pursuant to Section 4(2) of the Securities Act. The holders of the common units were limited partners of the Operating Partnership and accredited investors under Rule 501 of the Securities Act. The common units were converted into an equal number of shares of common stock. The Corporation has registered the resale of such shares under the Securities Act.

(b)	Not Applicable.

(c)	None.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

On June 23, 2005, the Corporation held its Annual Meeting of Stockholders (the “Annual Meeting”) to elect four members to the Board of Directors of the Corporation, among other things. At the Annual Meeting, the Corporation’s stockholders elected the following four Class II directors to serve until the Corporation’s annual meeting of Stockholders to be held in 2008: Nathan Gantcher (Number of shares for: 56,658,829, Number of shares against: 442,932), David S. Mack (Number of shares for: 55,314,635, Number of shares against: 1,787,126), William L. Mack (Number of shares for: 56,276,074, Number of shares against: 825,687) and Alan G. Philibosian (Number of shares for: 56,657,023, Number of shares against: 444,738). Pursuant to an agreement between Martin S. Berger and Robert F. Weinberg and effective immediately following the Annual Meeting, Mr. Weinberg resigned from the Board of Directors of the Corporation and Mr. Berger assumed Mr. Weinberg’s seat on the Board of Directors, having been qualified and appointed by the Board of Directors.

At the Annual Meeting, the Corporation’s stockholders also voted upon and approved the ratification of the appointment of PricewaterhouseCoopers LLP as the Corporation’s independent registered public accounting firm for the ensuing year (Number of shares for: 56,031,029, Number of shares against: 1,031,260, Number of shares abstained: 39,472). In addition, at the Annual Meeting stockholders voted upon and approved the shareholder proposal requesting that the Board of Directors adopt a majority vote standard for elections of persons to the Board of Directors of the Corporation (Number of shares for: 29,593,672, Number of shares against: 19,091,770, Number of shares abstained: 261,692, Number of broker non-votes: 8,154,627).

None.

Item 5.	Other Information

(a)	None.

(b)	None.

Item 6.	Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

MACK-CALI REALTY, L.P.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mack-Cali Realty, L.P.
(Registrant)
	By:	Mack-Cali Realty Corporation
its General Partner

Date: August 3, 2005	By:	/s/ Mitchell E. Hersh

Mitchell E. Hersh
President and
Chief Executive Officer

Date: August 3, 2005	By:	/s/ Barry Lefkowitz

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

Exhibit
Number	Exhibit Title

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

Exhibit
Number	Exhibit Title

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

Exhibit
Number	Exhibit Title

10.58	Deferred Compensation Plan for Directors (filed as Exhibit 10.1 to the Corporation’s Registration Statement on Form S-8, Registration No. 333-80081, and incorporated herein by reference).

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

10.66*

First Amendment to Limited Partnership Agreement of Meadowlands Mills/Mack-Cali Limited Partnership by and between Meadowlands Mills Limited Partnership, Mack-Cali Meadowlands Entertainment L.L.C. and Mack-Cali Meadowlands Special L.L.C. dated as of June 30, 2005.

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