Form 10-Q
period 2005-09-30
MACK CALI REALTY L P
filed 2005-11-01
CIK 1067063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES X NO ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES X NO ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ___ NO X

MACK-CALI REALTY, L.P.

FORM 10-Q

INDEX

Part I	Financial Information	Page

Item 1.	Financial Statements:

Consolidated Balance Sheets as of September 30, 2005

and December 31, 2004	4

Consolidated Statements of Operations for the three and nine month

periods ended September 30, 2005 and 2004	5

Consolidated Statement of Changes in Partners’ Capital for the

nine months ended September 30, 2005	6

Consolidated Statements of Cash Flows for the nine months

ended September 30, 2005 and 2004	7

Notes to Consolidated Financial Statements	8-37

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	38-56

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56

Item 4.	Controls and Procedures	56

Part II	Other Information

Item 1.	Legal Proceedings	57-58

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	59

Item 3.	Defaults Upon Senior Securities	59

Item 4.	Submission of Matters to a Vote of Security Holders	59

Item 5.	Other Information	59

Item 6.	Exhibits	59

Signatures	60

MACK-CALI REALTY, L.P.

Part I – Financial Information

Item 1.	Financial Statements

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

The results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts)

September 30,
2005		December 31,
ASSETS	(unaudited)	2004

Rental property
Land and leasehold interests	$ 636,008	$ 593,606
Buildings and improvements	3,541,568	3,296,789
Tenant improvements	285,992	262,626
Furniture, fixtures and equipment	7,421	7,938

	4,470,989	4,160,959
Less – accumulated depreciation and amortization	(692,458)	(641,626)

	3,778,531	3,519,333
Rental property held for sale, net	--	19,132

Net investment in rental property	3,778,531	3,538,465
Cash and cash equivalents	9,571	12,270
Investments in unconsolidated joint ventures	61,904	46,743
Unbilled rents receivable, net	88,594	82,586
Deferred charges and other assets, net	203,505	155,060
Restricted cash	9,298	10,477
Accounts receivable, net of allowance for doubtful accounts
of $1,954 and $1,235	6,101	4,564

Total assets	$4,157,504	$3,850,165

LIABILITIES AND PARTNERS’ CAPITAL

Senior unsecured notes	$1,330,592	$1,031,102
Revolving credit facility	227,000	107,000
Mortgages, loans payable and other obligations	454,568	564,198
Distributions payable	48,127	47,712
Accounts payable, accrued expenses and other liabilities	94,484	57,002
Rents received in advance and security deposits	47,846	47,938
Accrued interest payable	15,562	22,144

Total liabilities	2,218,179	1,877,096

Minority interest in consolidated joint ventures	--	11,103

Commitments and contingencies:

Partners’ capital:
General Partner, 10,000 and 10,000 preferred units outstanding	24,836	24,836
Limited partners, 0 and 215,018 preferred units outstanding	--	220,547
General Partner 61,852,908 and 61,038,875 common units outstanding	1,505,974	1,520,275
Limited partners, 13,727,439 and 7,616,447 common units outstanding	408,515	196,308

Total partners’ capital	1,939,325	1,961,966

Total liabilities and partners’ capital	$4,157,504	$3,850,165

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
REVENUES	2005	2004	2005	2004

Base rents	$136,028	$127,651	$406,340	$372,449
Escalations and recoveries from tenants	22,653	17,131	61,795	48,150
Parking and other	5,328	3,227	12,789	9,180

Total revenues	164,009	148,009	480,924	429,779

EXPENSES

Real estate taxes	21,237	18,176	60,828	51,099
Utilities	16,846	11,032	41,208	31,555
Operating services	21,833	17,966	65,813	54,322
General and administrative	8,114	7,564	23,888	22,646
Depreciation and amortization	40,748	32,367	115,087	93,649
Interest expense	30,158	27,320	88,919	82,869
Interest income	(309)	(99)	(493)	(1,039)

Total expenses	138,627	114,326	395,250	335,101

Income from continuing operations before
minority interest and equity in earnings of
unconsolidated joint ventures	25,382	33,683	85,674	94,678
Minority interest in consolidated joint ventures	--	--	(74)	--
Equity in earnings of unconsolidated joint
ventures, net	322	(690)	552	577
Gain on sale of investment in unconsolidated
joint ventures	--	--	35	720

Income from continuing operations	25,704	32,993	86,187	95,975
Discontinued operations:
Income from discontinued operations	--	3,152	2,757	8,381
Realized gains (losses) and unrealized losses
on disposition of rental property, net	--	--	11,078	(11,856)

Total discontinued operations, net	--	3,152	13,835	(3,475)

Net income	25,704	36,145	100,022	92,500
Preferred unit distributions	(500)	(4,409)	(5,409)	(13,227)

Net income available to common unitholders	$ 25,204	$ 31,736	$ 94,613	$ 79,273

Basic earnings per common unit:
Income from continuing operations	$ 0.33	$ 0.42	$ 1.10	$ 1.22
Discontinued operations	--	0.04	0.19	(0.05)

Net income available to common unitholders	$ 0.33	$ 0.46	$ 1.29	$ 1.17

Diluted earnings per common unit:
Income from continuing operations	$ 0.33	$ 0.42	$ 1.10	$ 1.21
Discontinued operations	--	0.04	0.19	(0.05)

Net income available to common unitholders	$ 0.33	$ 0.46	$ 1.29	$ 1.16

Distributions declared per common unit	$ 0.63	$ 0.63	$ 1.89	$ 1.89

Basic weighted average units outstanding	75,364	68,280	73,161	68,019

Diluted weighted average units outstanding	75,760	68,841	73,585	68,584

The accompanying notes are an integral part of these consolidated financial statements

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the Nine Months Ended September 30, 2005 (in thousands) (unaudited)

	General	Limited	General	Limited	General	Limited	General	Limited
	Partner	Partners	Partner	Partners	Partner	Partners	Partner	Partners
	Preferred	Preferred	Common	Common	Preferred	Preferred	Common	Common
	Units	Units	Units	Units	Unitholders	Unitholders	Unitholders	Unitholders	Total

Balance at January 1, 2005	10	215	61,039	7,616	$24,836	$220,547	$1,520,275	$196,308	$1,961,966
Net income	--	--	--	--	1,500	3,909	79,087	15,526	100,022
Distributions	--	--	--	--	(1,500)	(3,909)	(116,623)	(22,154)	(144,186)
Conversion of limited
partners preferred
units into limited
partners common
units	--	(215)	--	6,206	--	(220,547)	--	220,547	--
Redemption of limited
partner common units for
shares of common stock	--	--	158	(158)	--	--	4,498	(4,498)	--
Issuance of limited
partner common units	--	--	--	63	--	--	--	2,786	2,786
Units issued under
Dividend Reinvestment and
Stock Purchase Plan	--	--	6	--	--	--	279	--	279
Contributions – proceeds
from stock
options exercised	--	--	538	--	--	--	15,545	--	15,545
Stock options expense	--	--	--	--	--	--	411	--	411
Deferred compensation
plan for directors	--	--	5	--	--	--	217	--	217
Issuance of Restricted
Stock Awards	--	--	115	--	--	--	--	--	--
Amortization of stock
compensation	--	--	--	--	--	--	2,285	--	2,285
Cancellation of
Restricted Stock	--	--	(8)	--	--	--	--	--	--

Balance at September 30, 2005	10	--	61,853	13,727	$24,836	$ --	$1,505,974	$408,515	$1,939,325

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2005	2004

Net income	$ 100,022	$ 92,500
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	115,087	93,649
Depreciation and amortization on discontinued operations	400	3,799
Stock options expense	411	374
Amortization of stock compensation	2,285	2,732
Amortization of deferred financing costs and debt discount	2,556	3,249
Equity in earnings of unconsolidated joint ventures, net	(552)	(577)
Gain on sale of investment in unconsolidated joint venture	(35)	(720)
Realized gains (losses) and unrealized losses on disposition
of rental property	(11,078)	11,856
Minority interest in consolidated joint venture	74	--
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(9,185)	(7,996)
Increase in deferred charges and other assets, net	(38,105)	(37,674)
(Increase) decrease in accounts receivable, net	(1,537)	773
Increase in accounts payable, accrued expenses and other
liabilities	24,449	6,110
(Decrease) increase in rents received in advance and security deposits	(92)	2,891
Decrease in accrued interest payable	(6,582)	(11,887)

Net cash provided by operating activities	$ 178,118	$ 159,079

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to rental property and related intangibles	$(417,305)	$(110,190)
Repayments of notes receivable	47	850
Investment in unconsolidated joint ventures	(17,250)	(18,042)
Distributions from unconsolidated joint ventures	--	25,217
Proceeds from sale of investment in unconsolidated joint venture	2,676	720
Acquisition of minority interest in consolidated joint venture	(7,713)	--
Proceeds from sales of rental property	97,414	--
Funding of note receivable	--	(11,516)
Decrease in restricted cash	1,179	168

Net cash used in investing activities	$(340,952)	$(112,793)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from senior unsecured notes	$298,804	$ 202,363
Borrowings from revolving credit facility	916,460	425,475
Repayment of senior unsecured notes	--	(300,000)
Repayment of revolving credit facility	(796,460)	(285,475)
Repayment of mortgages, loans payable and other obligations	(159,192)	(53,349)
Payment of financing costs	(4,176)	(2,208)
Proceeds from mortgages	32,926	--
Proceeds from stock options exercised	15,545	36,997
Proceeds from stock warrants exercised	--	4,925
Payment of distributions	(143,772)	(141,827)

Net cash provided by (used in) financing activities	$160,135	$(113,099)

Net decrease in cash and cash equivalents	$ (2,699)	$ (66,813)
Cash and cash equivalents, beginning of period	12,270	78,375

Cash and cash equivalents, end of period	$ 9,571	$ 11,562

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share/unit amounts)

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

The General Partner is a fully integrated, self-administered, self-managed real estate investment trust (“REIT”). The General Partner controls the Operating Partnership as its sole general partner, and owned an 81.8 percent and 88.9 percent common unit interest in the Operating Partnership as of September 30, 2005 and December 31, 2004, respectively.

The General Partner’s business is the ownership of interests in and operation of the Operating Partnership, and all of the General Partner’s expenses are incurred for the benefit of the Operating Partnership. The General Partner is reimbursed by the Operating Partnership for all expenses it incurs relating to the ownership and operation of the Operating Partnership.

As of September 30, 2005, the Operating Partnership owned or had interests in 271 properties plus developable land (collectively, the “Properties”). The Properties aggregate approximately 30.2 million square feet, which are comprised of 163 office buildings and 97 office/flex buildings, totaling approximately 29.8 million square feet (which include one office building and one office/flex building aggregating 538,000 square feet owned by unconsolidated joint ventures in which the Operating Partnership has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, two retail properties totaling approximately 17,300 square feet, one hotel (which is owned by an unconsolidated joint venture in which the Operating Partnership has an investment interest) and two parcels of land leased to others. The Properties are located in seven states, primarily in the Northeast, plus the District of Columbia.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include all accounts of the Operating Partnership, its majority-owned and/or controlled subsidiaries, and variable interest entities for which the Operating Partnership has determined itself to be the primary beneficiary, if any. See Investments in Unconsolidated Joint Ventures in Note 2 for the Operating Partnership’s treatment of unconsolidated joint venture interests. Intercompany accounts and transactions have been eliminated.

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

Rental

Property

Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Included in total rental property is construction and development in-progress of $106,973 and $86,916 (including land of $57,172 and $53,705) as of September 30, 2005 and December 31, 2004, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

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

Above-market and below-market lease values for acquired properties are recorded based on the present value, (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the remaining initial term plus the term of any below-market fixed rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining term of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed rate renewal options of the respective leases.

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

On a periodic basis, management assesses whether there are any indicators that the value of the Operating Partnership’s rental property may be impaired. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. The Operating Partnership’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved. Management does not believe that the value of any of the Operating Partnership’s rental properties is impaired.

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

Deferred

Financing Costs

Costs incurred in obtaining financing are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $817 and $1,155 for the three months ended September 30, 2005 and 2004, respectively, and $2,556 and $3,249 for the nine months ended September 30, 2005 and 2004, respectively.

Deferred

Leasing Costs

Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Operating Partnership are compensated for providing leasing services to the Properties. The portion of such compensation, which is capitalized and amortized, approximated $911 and $1,409 for the three months ended September 30, 2005 and 2004, respectively, and $2,817 and $4,365 for the nine months ended September 30, 2005 and 2004, respectively.

Derivative

Instruments

The Operating Partnership measures derivative instruments, including certain derivative instruments embedded in other contracts, at fair value and records them as an asset or liability, depending on the Operating Partnership’s rights or obligations under the applicable derivative contract. For derivatives designated and qualifying as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of the derivative are reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging and ineffective portions of hedges are recognized in earnings in the affected period.

Revenue

Recognition

Base rental revenue is recognized on a straight-line basis over the terms of the respective leases. Unbilled rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements. Above-market and below-market lease values for acquired properties are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the remaining initial term plus the term of any below-market fixed-rate renewal options for below-market leases. The capitalized above-market lease values for acquired properties are amortized as a reduction of base rental revenue over the remaining term of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed-rate renewal options of the respective leases. Parking and other revenue includes income from parking spaces leased to tenants, income from tenants for additional services arranged for by the Operating Partnership, income from tenants for early lease terminations and income from managing and/or leasing properties for third parties. Escalations and recoveries are received from tenants for certain costs as provided in the lease agreements. These costs generally include real estate taxes, utilities, insurance, common area maintenance and other recoverable costs. See Note 14 – Tenant Leases.

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

Distributions

Payable

The distributions payable at September 30, 2005 represents distributions payable to preferred unitholders (10,000 Series C Preferred units) and common unitholders (75,598,147 common units) for all such holders of record as of October 5, 2005 with respect to the third quarter 2005. The third quarter 2005 Series C preferred unit distributions of $50.00 per preferred unit and common unit distributions of $0.63 per common unit were approved by the Corporation’s Board of Directors on September 13, 2005. The Series C preferred unit and common unit distributions payable were paid on October 17, 2005.

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

Stock

Compensation

The Operating Partnership accounts for stock options and restricted stock awards granted prior to 2002 using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (“APB No. 25”). Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Corporation’s stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options is recognized ratably over the vesting period. The Corporation’s policy is to grant options with an exercise price equal to the quoted closing market price of the Corporation’s stock on the business day preceding the grant date. Accordingly, no compensation cost has been recognized under the Corporation’s stock option plans for the granting of stock options made prior to 2002. Restricted stock awards granted prior to 2002 are valued at the vesting dates of such awards with compensation cost for such awards recognized ratably over the vesting period.

In 2002, the Operating Partnership adopted the provisions of FASB No. 123, which requires, on a prospective basis, that the estimated fair value of restricted stock (“Restricted Stock Awards”) and stock options at the grant date be amortized ratably into expense over the appropriate vesting period. For the three months ended September 30, 2005 and 2004, the Operating Partnership recorded restricted stock and stock options expense of $1,070 and $762, respectively, and $2,696 and $3,106 for the nine month periods ended September 30, 2005 and 2004. FASB No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, was issued in December 2002 and amends FASB No. 123, Accounting for Stock Based Compensation. FASB No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation. In addition, this Statement amends the disclosure requirements of FASB No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FASB No. 148 disclosure requirements are presented as follows:

The following table illustrates the effect on net income and earnings per unit if the fair value based method had been applied to all outstanding and unvested stock awards in each period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income, as reported	$25,704	$36,145	$100,022	$92,500
Add: Stock-based compensation expense
included in reported net income	1,070	762	2,696	3,106
Deduct: Total stock-based compensation
expense determined under fair
value based method for all awards	(1,195)	(940)	(3,000)	(3,777)

Pro forma net income	25,579	35,967	99,718	91,829
Deduct: Preferred unit distributions	(500)	(4,409)	(5,409)	(13,227)

Pro forma net income available to
common unitholders – basic	$25,079	$31,558	$94,309	$78,602

Earnings Per Unit:
Basic – as reported	$ 0.33	$ 0.46	$ 1.29	$ 1.17
Basic – pro forma	$ 0.33	$ 0.46	$ 1.29	$ 1.16

Diluted – as reported	$ 0.33	$ 0.46	$ 1.29	$ 1.16
Diluted – pro forma	$ 0.33	$ 0.46	$ 1.28	$ 1.15

3.	REAL ESTATE PROPERTY TRANSACTIONS

Property Acquisitions

The Operating Partnership acquired the following office properties during the nine months ended September 30, 2005:

					Acquisition
Acquisition			# of	Rentable	Cost (a)
Date	Property/Address	Location	Bldgs.	Square Feet	(in thousands)

03/02/05	101 Hudson Street (b)	Jersey City, Hudson County, NJ	1	1,246,283	$330,233
03/29/05	23 Main Street (b) (c)	Holmdel, Monmouth County, NJ	1	350,000	23,947
07/12/05	Monmouth Executive Center (d)	Freehold, Monmouth County, NJ	4	235,968	33,575

Total Property Acquisitions:			6	1,832,251	$387,755

(a) Amounts are as of September 30, 2005.
(b) Transaction was funded primarily through borrowing on the Operating Partnership’s revolving credit facility.
(c) In addition to its initial investment, the Operating Partnership presently intends to make additional investments related to the property of approximately $11,702.
(d) Transaction was funded primarily through available cash and assumption of mortgage debt.

Property Sales

The Operating Partnership sold the following office properties during the nine months ended September 30, 2005:

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

The debt of the Operating Partnership’s unconsolidated joint ventures aggregating $120,610 as of September 30, 2005 is non-recourse to the Operating Partnership, except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations, and except as otherwise indicated below.

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

On December 3, 2003, the Meadowlands Venture entered into a redevelopment agreement (the “Redevelopment Agreement”) with the New Jersey Sports and Exposition Authority (“NJSEA”) for the redevelopment of the area surrounding the Continental Airlines Arena in East Rutherford, New Jersey and the construction of the Meadowlands Xanadu project. The Redevelopment Agreement provides for a 75-year ground lease and requires the Meadowlands Venture to pay the NJSEA a $160,000 development rights fee and fixed rent over the term. Fixed rent will be in the amount of $1 per year for the first 15 years, increasing to $7,500 from the 16th to the 18th years, increasing to $8,447 in the 19th year, increasing to $8,700 in the 20th year, increasing to $8,961 in the 21st year, then to $9,200 in the 23rd to 26th years, with additional increases over the remainder of the term, as set forth in the ground lease. The ground lease also allows for the potential for participation rent payments by the Meadowlands Venture, as described in the ground lease agreement. The First Amendment to the Redevelopment Agreement and the ground lease, itself, were signed on October 5, 2004. The Meadowlands Venture received all necessary permits and approvals from the NJSEA and U.S. Army Corps of Engineers in March 2005 and commenced construction in the same month. As a condition to the commencement of work to fill wetlands pursuant to the permit issued by the U.S. Army Corps of Engineers and pursuant to the Redevelopment Agreement, as amended, the Meadowlands Venture conveyed certain vacant land, known as the Empire Tract, to a conservancy trust. On June 30, 2005, the $160,000 development rights fee was deposited into an escrow account by the Meadowlands Venture in accordance with the terms of the First Amendment to the Redevelopment Agreement. On such date, the following amounts were paid from escrow: (i) approximately $37,197 to defease certain debt obligations of the NJSEA; and (ii) $26,800 to the NJSEA, which, in turn, paid such amount to the Meadowlands Venture for the Empire Tract. The balance of the escrow is to be released and paid in accordance with the terms of the First Amendment to the Redevelopment Agreement.

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

Mills will develop, lease and operate the entertainment phase of the Meadowlands Xanadu project. The Meadowlands Venture has formed and owns, directly and indirectly, all of the partnership interests in and to the component ventures which were formed for the future development of the office and hotel phases, which the Operating Partnership will develop, lease and operate. Upon the Operating Partnership’s exercise of its rights under the Meadowlands Xanadu Venture Agreement to develop the office and hotel phases, the Meadowlands Venture will convey ownership of the component ventures to the Operating Partnership and Mills or its affiliate, and the Operating Partnership or its affiliate will own an 80 percent interest and Mills or its affiliate will own a 20 percent interest in such component ventures. However, under the First Amendment to the Meadowlands Xanadu Venture Agreement, if the Meadowlands Venture develops a hotel that has video lottery terminals (or “slots”), or any other legalized form of gaming on or in its premises, then the Operating Partnership or its affiliate will own a 50 percent interest in such component venture and Mills or its affiliate will own a 50 percent interest. The Meadowlands Xanadu Venture Agreement requires that the Operating Partnership must exercise its rights with respect to the first office and hotel phase no later than four years after the grand opening of the entertainment phase, and requires that the Operating Partnership exercise all of its rights with respect to the office and hotel phases no later than 10 years from such date, but does not require that any or all components be developed. However, under the Meadowlands Xanadu Venture Agreement, Mills has the right to accelerate such exercise schedule, subject to certain conditions. Should the Operating Partnership fail to meet the time schedule described above for the exercise of its rights with respect to the office and hotel phases, the Operating Partnership will forfeit its rights to control future development. If this occurs, Mills will have the right to develop the additional phases, subject to the Operating Partnership’s right to participate, or to cause the Meadowlands Venture to sell such components to a third party, subject to a sales price limitation of 95 percent of the value that would have been required to form such component ventures.

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

On February 12, 2003, the NJSEA selected The Mills Corporation and the Operating Partnership to redevelop the Continental Airlines Arena site (“Arena Site”) for mixed uses, including retail. In March 2003, Hartz Mountain Industries, Inc., (“Hartz”), filed a lawsuit in the Superior Court of New Jersey, Law Division, for Bergen County, seeking to enjoin NJSEA from entering into a contract with the Meadowlands Venture for the redevelopment of the Continental Airlines Arena site. In May 2003, the court denied Hartz’s request for an injunction and dismissed its suit for failure to exhaust administrative remedies. In June 2003, the NJSEA held hearings on Hartz’s protest, and on a parallel protest filed by another rejected developer, Westfield, Inc. (“Westfield”). On September 10, 2003, the NJSEA ruled against Hartz’s and Westfield’s protests, Hartz and Westfield, as well as Elliot Braha and three other taxpayers (collectively “Braha”), thereafter filed appeals from the NJSEA’s final decision. By decision dated May 14, 2004, the Appellate Division of the Superior Court of New Jersey rejected the appellants’ contention that the NJSEA lacks statutory authority to allow retail development of its property. The Appellate Division also remanded Hart’s claim under the Open Public Records Acts, seeking disclosure of additional documents from NJSEA, to the Law Division for further proceedings. The Supreme Court of New Jersey declined to review the Appellate Division’s decision. On August 19, 2004, the Law Division issued a decision resolving Hartz’s Open Public Records Act claim and ordered NJSEA to disclose some, but not all, of the documents Hartz was seeking. The Appellate Division, in a decision rendered on November 24, 2004, upheld the findings of the Law Division in the remand proceeding. The Supreme Court of New Jersey declined to review the Appellate Division’s decision. At Hartz’s request, the NJSEA thereafter held further hearings on December 15 and 16, 2004, to review certain additional facts in support of Hartz’s and Westfield’s bid protest. Braha, as a taxpayer, did not have standing to participate in the supplemental protest hearing. On March 4, 2005, the Hearing Officer rendered his Supplemental Report and Recommendation to the NJSEA, finding no merit in the protests presented by Hartz and Westfield. The NJSEA accepted the Hearing Officer’s Supplemental Report and Recommendation on March 30, 2005 and Hartz and Braha have appealed that decision to the Appellate Division.

In January 2004, Hartz and Westfield also appealed to the Appellate Division of the Supreme Court of New Jersey from the NJSEA’s December 2003 approval and execution of the Redevelopment Agreement with the Meadowlands Venture.

In November 2004, Hartz and Westfield filed additional appeals in the Appellate Division challenging NJSEA’s resolution authorizing the execution of the First Amendment to the Redevelopment Agreement with Meadowlands Venture and the ground lease with the Meadowlands Venture.

All of the above appeals have been consolidated by the Appellate Division and are pending.

On September 30, 2004, the Borough of Carlstadt filed an action in the Superior Court of New Jersey Law Division, challenging Meadowlands Xanadu, which asserts claims that are substantially the same as claims asserted by Hartz and Braha in the above appeals. By Order dated November 19, 2004, the Law Division transferred that matter to the Superior Court of New Jersey, Appellate Division. The matter is pending.

Several appeals filed by Hartz, Westfield and others, including certain environmental groups, that challenge certain approvals received by the Meadowlands Venture from the NJSEA, the New Jersey Meadowlands Commission (“NJMC”) and the New Jersey Department of Environmental Protection (“NJDEP”) remain pending before the Appellate Division. Some of these appeals challenge NJDEP’s issuance of a stream encroachment permit, waterfront development permit, and coastal zone consistency determination for Meadowlands Xanadu. Other of these appeals are from NJDEP’s and NJMC’s issuance of reports in connection with a consultation process the NJSEA was statutorily required to undertake in connection with any NJSEA-development project.

A Hartz affiliate and a trade association have filed an appeal from an advisory opinion favorable to the Meadowlands Venture issued by the Director of the Division of Alcoholic Beverage Control concerning the availability of special concessionaire permits. That appeal is also pending in the Appellate Division of the Superior Court of New Jersey.

Three separate lawsuits have been filed in the United States District Court for the District of New Jersey, challenging a permit issued by the U.S. Army Corps of Engineers (“USACE”) in connection with the project. The first suit was filed on March 30, 2005, by the Sierra Club, the New Jersey Public Interest Group, Citizen Lobby, Inc. and the New Jersey Environmental Federation. Additional suits were filed on May 16 and May 31, 2005, respectively, by Hartz (together with one of its officers as an individual named plaintiff) and the Borough of Carlstadt. The Sierra Club also filed a motion for a preliminary injunction to stop certain construction activities on the project, which the Court denied on July 6, 2005. On October 26, 2005, the court granted the motions of the Meadowlands Venture and the USACE to dismiss the Hartz complaint for lack of standing.

On April 5, 2005, the New York Football Giants (“Giants”) filed an emergent application with the Supreme Court of New Jersey, Chancery Division, seeking an injunction stopping all work on the Meadowlands Xanadu as being in violation of its existing lease with the NJSEA. The court heard an oral argument on the application on August 5, 2005, and denied the Giants’ motion for preliminary injunctive relief. The Giants’ claim for permanent injunction relief remains pending. However, the parties to this dispute have reached a tentative settlement. The Giants and Meadowlands Venture have executed a settlement agreement, which is awaiting execution by the NJSEA. The proposed settlement agreement provides, among other things, for the Meadowlands Venture to pay the Giants approximately $15 million as compensation for claims of construction interference.

The New Jersey Builders’ Association (“NJBA”) has commenced an action, which is pending in the Appellate Division, alleging that the NJSEA has failed to meet a purported obligation to provide affordable housing at the Meadowlands Complex and seeking, among other relief, an order enjoining the construction of Meadowlands Xanadu. NJBA filed an application for preliminary injunctive relief seeking to enjoin further construction of Meadowlands Xanadu, which the Appellate Division denied on July 28, 2005. The Meadowlands Venture is not a party to that action.

The Operating Partnership believes that the Meadowlands Venture’s proposal and the planned project comply with applicable laws, and the Meadowlands Venture intends to continue its vigorous defense of its rights under the Redevelopment Agreement and Ground Lease. Although there can be no assurance, the Operating Partnership does not believe that the pending lawsuits will have any material affect on its ability to develop the Meadowlands Xanadu project.

HPMC

On July 21, 1998, the Operating Partnership entered into a joint venture with HCG Development, L.L.C. and Summit Partners I, L.L.C. to form HPMC Development Partners II, L.P. (formerly known as HPMC Lava Ridge Partners, L.P.). HPMC Development Partners II, L.P.’s efforts focused on three development projects, commonly referred to as Lava Ridge, Stadium Gateway, and Pacific Plaza I & II. Lava Ridge was sold in 2002.

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

Pacific Plaza I & II

Pacific Plaza I & II is a two-phase development joint venture project, located in Daly City, California between, HPMC Development Partners II, L.P. and a third-party entity. Phase I of the project, which commenced initial operations in August 2001, consists of a nine-story office building, aggregating 364,384 square feet. Phase II, which comprises a three-story retail and theater complex, commenced initial operations in June 2002. On August 27, 2004, the venture sold the Pacific Plaza I & II complex for approximately $143,000. The Operating Partnership performed management services for the property while it was owned by the venture and recognized $0 and $27 in fees for such services in the three months ended September 30, 2005 and 2004, respectively, and $0 and $203 for the nine months ended September 30, 2005 and 2004, respectively.

G&G MARTCO (Convention Plaza)

The Operating Partnership holds a 50 percent interest in G&G Martco, which owns Convention Plaza, a 305,618 square foot office building, located in San Francisco, California. The venture has a mortgage loan with a $46,060 balance at September 30, 2005 collateralized by its office property. The loan also provides the venture the ability to increase the balance of the loan up to an additional $1,577 for the funding of qualified leasing costs. The loan bears interest at a rate of the London Inter-Bank Offered Rate (“LIBOR”) (3.86 percent at September 30, 2005) plus 162.5 basis points and matures in August 2006. The Operating Partnership performs management and leasing services for the property owned by the joint venture and recognized $30 and $32 in fees for such services in the three months ended September 30, 2005 and 2004, respectively, and $99 and $105 for the nine months ended September 30, 2005 and 2004, respectively.

PLAZA VIII AND IX ASSOCIATES, L.L.C./AMERICAN FINANCIAL EXCHANGE L.L.C.

On May 20, 1998, the Operating Partnership entered into a joint venture with Columbia Development Company, L.L.C. (“Columbia”) to form American Financial Exchange L.L.C. The venture was formed to acquire land for future development, located on the Hudson River waterfront in Jersey City, New Jersey, adjacent to the Operating Partnership’s Harborside Financial Center office complex. Among other things, the partnership agreement provides for a preferred return on the Operating Partnership’s invested capital in the venture, in addition to the Operating Partnership’s proportionate share of the venture’s profit, as defined in the agreement. The joint venture acquired land on which it initially constructed a parking facility. In the fourth quarter 2000, the joint venture started construction of Harborside Plaza 10, a 577,575 square foot office building, which was 100 percent pre-leased to Charles Schwab & Co. Inc. (“Schwab”) for a 15-year term, on certain of the land owned by the venture. The lease agreement with Schwab obligated the venture, among other things, to deliver space to the tenant by required timelines and offers expansion options, at the tenant’s election.

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

RAMLAND REALTY ASSOCIATES L.L.C. (One Ramland Road)

On August 20, 1998, the Operating Partnership entered into a joint venture with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C. The venture was formed to own, manage and operate One Ramland Road, a 232,000 square foot office/flex building and adjacent developable land, located in Orangeburg, New York. In August 1999, the joint venture completed redevelopment of the property and placed the office/flex building in service. The Operating Partnership holds a 50 percent interest in the joint venture. The venture has a mortgage loan with a $14,936 balance at September 30, 2005 secured by its office/flex property. The mortgage bears interest at a rate of LIBOR plus 175 basis points and matures in January 2007, with two one-year extension options, subject to certain conditions.

The Operating Partnership performs management, leasing and other services for the property owned by the joint venture and recognized $9 and $110 in fees for such services in the three months ended September 30, 2005 and 2004, respectively, and $63 and $128 for the nine months ended September 30, 2005 and 2004, respectively.

ASHFORD LOOP ASSOCIATES L.P. (1001 South Dairy Ashford/2100 West Loop South)

On September 18, 1998, the Operating Partnership entered into a joint venture with Prudential to form Ashford Loop Associates L.P. The venture was formed to own, manage and operate 1001 South Dairy Ashford, a 130,000 square foot office building acquired on September 18, 1998, and 2100 West Loop South, a 168,000 square foot office building acquired on November 25, 1998, both located in Houston, Texas. The Operating Partnership held a 20 percent interest in the joint venture. Included in depreciation and amortization in the results of operations for the fourth quarter 2004 for the joint venture was a valuation allowance of $24,575 on account of the carrying value of the venture’s assets exceeding the net realizable value as of December 31, 2004. Included in the Operating Partnership’s equity in earnings (loss) of unconsolidated joint ventures for the fourth quarter 2004 was a $4,915 loss representing the Operating Partnership’s share of the valuation allowance. On February 25, 2005, the Operating Partnership sold its interest in the venture to Prudential for $2,664 and recognized a gain on the sale of $35.

SOUTH PIER AT HARBORSIDE HOTEL

On November 17, 1999, the Operating Partnership entered into a joint venture with Hyatt Corporation (“Hyatt”) to develop a 350-room hotel on the South Pier at Harborside Financial Center, Jersey City, New Jersey, known as the Hyatt Regency Jersey City on the Hudson, which was completed and commenced initial operations in July 2002. The Operating Partnership owns a 50 percent interest in the venture.

The venture had a mortgage loan with a commercial bank with a $62,902 balance at December 31, 2003 collateralized by its hotel property. The debt bore interest at a rate of LIBOR plus 275 basis points, which was scheduled to mature in December 2003, and was extended through January 29, 2004. On that date, the venture repaid the mortgage loan using the proceeds from a new $40,000 mortgage loan (with a balance as of September 30, 2005 or $39,590), collateralized by the hotel property, as well as capital contributions from the Operating Partnership and Hyatt of $10,750 each. The new loan carries an interest rate of LIBOR plus 200 basis points and matures in February 2006. The loan provides for three one-year extension options subject to certain conditions. The final two one-year extension options require payment of a fee. On May 25, 2004, the venture obtained a second mortgage loan with a commercial bank for $20,000 (with a balance as of September 30, 2005 of $10,000) collateralized by the hotel property, in which each partner, including the Operating Partnership, has severally guaranteed repayment of approximately $8,000. The loan carries an interest rate of LIBOR plus 175 basis points and matures in February 2006. The loan provides for three one-year extension options subject to certain conditions. The final two one-year extension options require payment of a fee. The proceeds from this loan were used to make distributions to the Operating Partnership and Hyatt in the amount of $10,000 each. Additionally, the venture has an $8,000 loan (with a balance as of September 30, 2005 of $7,570) with the City of Jersey City, provided by the U.S. Department of Housing and Urban Development. The loan currently bears interest at fixed rates ranging from 6.09 percent to 6.62 percent and matures in August 2020. The Operating Partnership has posted a $7,570 letter of credit in support of this loan, $3,785 of which is indemnified by Hyatt.

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

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES

The following is a summary of the financial position of the unconsolidated joint ventures in which the Operating Partnership had investment interests as of September 30, 2005 and December 31, 2004:

	September 30, 2005

				Plaza
	Meadowlands		G&G	VIII & IX	Ramland	Ashford	Harborside	Combined
	Xanadu	HPMC	Martco	Associates	Realty	Loop	South Pier	Total

Assets:
Rental property, net	$285,311	--	$10,549	$12,166	$12,646	--	$75,606	$396,278
Other assets	161,931	--	6,627	1,536	1,358	--	11,819	183,271

Total assets	$447,242	--	$17,176	$13,702	$14,004	--	$87,425	$579,549

Liabilities and partners’/ members’ capital (deficit):
Mortgages, loans payable and other obligations	--	--	$46,060	--	$14,936	--	$59,614	$120,610
Other liabilities	$ 5,795	--	1,348	$ 1,359	295	--	4,419	13,216
Partners’/members’ capital (deficit)	441,447	--	(30,232)	12,343	(1,227)	--	23,392	445,723

Total liabilities and partners’/members’
capital (deficit)	$447,242	--	$17,176	$13,702	$14,004	--	$87,425	$579,549

Operating Partnership’s investment in unconsolidated
joint ventures, net	$ 34,101	--	$ 7,378	$ 6,093	$ --	--	$14,332	$61,904

	December 31, 2004

				Plaza
	Meadowlands		G&G	VIII & IX	Ramland	Ashford	Harborside	Combined
	Xanadu	HPMC	Martco	Associates	Realty	Loop	South Pier	Total

Assets:
Rental property, net	$235,254	--	$ 8,571	$12,629	$13,030	$11,256	$79,721	$360,461
Other assets	1,420	--	4,589	1,463	1,559	539	12,034	21,604

Total assets	$236,674	--	$ 13,160	$14,092	$14,589	$11,795	$91,755	$382,065

Liabilities and partners’/ members’ capital (deficit):
Mortgages, loans payable and other obligations	--	--	$ 43,236	--	$14,936	--	$66,191	$124,363
Other liabilities	$ 8,205	--	963	$ 1,376	334	$ 670	4,009	15,557
Partners’/members’ capital (deficit)	228,469	--	(31,039)	12,716	(681)	11,125	21,555	242,145

Total liabilities and partners’/members’
capital (deficit)	$236,674	--	$ 13,160	$14,092	$14,589	$11,795	$91,755	$382,065

Operating Partnership’s investment in unconsolidated
joint ventures, net	$ 17,359	--	$ 7,157	$ 6,279	$ --	$ 2,664	$13,284	$ 46,743

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES

The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Operating Partnership had investment interests during the three months ended September 30, 2005 and 2004:

	Three Months Ended September 30, 2005
				Plaza
	Meadowlands		G&G	VIII & IX	Ramland	Ashford	Harborside	Combined
	Xanadu	HPMC	Martco	Associates	Realty	Loop	South Pier	Total

Total revenues	--	--	$1,796	$ 94	$ 486	--	$ 9,045	$11,421
Operating and other expenses	--	--	(948)	(37)	(381)	--	(5,848)	(7,214)
Depreciation and amortization	--	--	(315)	(154)	(160)	--	(1,300)	(1,929)
Interest expense	--	--	(604)	--	(198)	--	(1,084)	(1,886)

Net income	--	--	$ (71)	$ (97)	$(253)	--	$ 813	$ 392

Operating Partnership’s equity in earnings (loss) of unconsolidated
joint ventures	--	--	$ (35)	$ (49)	--	--	$ 406	$ 322

	Three Months Ended September 30, 2004
				Plaza
	Meadowlands		G&G	VIII & IX	Ramland	Ashford	Harborside	Combined
	Xanadu	HPMC	Martco	Associates	Realty	Loop	South Pier	Total

Total revenues	--	$10,676	$1,634	$ 28	$ 344	$ 755	$ 7,046	$20,483
Operating and other expenses	--	(6)	(871)	(62)	(332)	(1,418)	(4,676)	(7,365)
Depreciation and amortization	--	--	(260)	(154)	(165)	(244)	(1,471)	(2,294)
Interest expense	--	--	(339)	--	(121)	--	(661)	(1,121)

Net income	--	$10,670	$ 164	$(188)	$(274)	$ (907)	$ 238	$ 9,703

Operating Partnership’s equity in earnings (loss) of unconsolidated
joint ventures	--	$ (476)	$ 82	$ (94)	$(140)	$ (181)	$ 119	$ (690)

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES

The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Operating Partnership had investment interests during the nine months ended September 30, 2005 and 2004:

	Nine Months Ended September 30, 2005
				Plaza
	Meadowlands		G&G	VIII & IX	Ramland	Ashford	Harborside	Combined
	Xanadu	HPMC	Martco	Associates	Realty	Loop	South Pier	Total

Total revenues	--	--	$ 4,945	$ 222	$ 1,519	$ 405	$ 24,932	$ 32,023
Operating and other expenses	--	--	(2,685)	(133)	(1,047)	(397)	(15,673)	(19,935)
Depreciation and amortization	--	--	(861)	(462)	(478)	(160)	(4,184)	(6,145)
Interest expense	--	--	(1,592)	--	(540)	--	(3,091)	(5,223)

Net income	--	--	$ (193)	$(373)	$ (546)	$(152)	$ 1,984	$ 720

Operating Partnership’s equity in earnings (loss) of unconsolidated
joint ventures	--	--	$ (280)	$(187)	--	$ (30)	$ 1,049	$ 552

	Nine Months Ended September 30, 2004
				Plaza
	Meadowlands		G&G	VIII & IX	Ramland	Ashford	Harborside	Combined
	Xanadu	HPMC	Martco	Associates	Realty	Loop	South Pier	Total

Total revenues	--	$10,755	$ 5,473	$ 109	$ 841	$ 2,341	$ 20,707	$ 40,226
Operating and other expenses	--	(259)	(2,636)	(124)	(905)	(2,813)	(13,782)	(20,519)
Depreciation and amortization	--	--	(800)	(462)	(456)	(729)	(4,662)	(7,109)
Interest expense	--	--	(914)	--	(334)	--	(1,727)	(2,975)

Net income	--	$10,496	$ 1,123	$(477)	$(854)	$(1,201)	$ 536	$ 9,623

Operating Partnership’s equity in earnings (loss) of unconsolidated
joint ventures	--	$ 571	$ 561	$(238)	$(365)	$ (240)	$ 288	$ 577

5.	DEFERRED CHARGES AND OTHER ASSETS

	September 30,	December 31,
	2005	2004

Deferred leasing costs	$175,945	$152,525
Deferred financing costs	20,997	17,137

	196,942	169,662
Accumulated amortization	(67,614)	(58,170)

Deferred charges, net	129,328	111,492
Notes receivable	11,953	--
In-place lease values and related intangible assets, net	39,792	17,560
Prepaid expenses and other assets, net	22,432	26,008

Total deferred charges and other assets, net	$203,505	$155,060

6.	DISCONTINUED OPERATIONS

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

As the Operating Partnership sold 3030 L.B.J. Freeway, Dallas, Texas; 84 N. E. Loop 410, San Antonio, Texas; and 340 Mt. Kemble Avenue, Morris Township, New Jersey during the year ended December 31, 2004 and 210 South 16th Street, Omaha, Nebraska; 1122 Alma Road, Richardson, Texas; and 3 Skyline Drive, Hawthorne, New York during the nine months ended September 30, 2005, the Operating Partnership has also presented these assets as discontinued operations in its statements of operations for the periods presented.

There are no properties identified as held for sale as of September 30, 2005.

The following tables summarize income from discontinued operations and the related realized gains (losses) and unrealized losses on disposition of rental property, net for the three and nine month periods ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2005	2004	2005	2004

Total revenues	--	$6,752	$ 4,341	$19,420
Operating and other expenses	--	(2,590)	(1,226)	(6,785)
Depreciation and amortization	--	(873)	(400)	(3,799)
Interest expense (net of interest income)	--	(137)	42	(455)

Income from discontinued operations	--	$3,152	$ 2,757	$ 8,381

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Realized gains on disposition of rental property	--	--	$12,691	--
Unrealized losses on disposition of rental property	--	--	(1,613)	$(11,856)

Realized gains (losses) and unrealized losses
on disposition of rental property, net	--	--	$ 11,078	$(11,856)

7.	SENIOR UNSECURED NOTES

A summary of the Operating Partnership’s senior unsecured notes as of September 30, 2005 and December 31, 2004 is as follows:

	September 30,	December 31,	Effective
	2005	2004	Rate (1)

7.250% Senior Unsecured Notes, due March 15, 2009	$ 299,188	$ 299,012	7.49%
5.050% Senior Unsecured Notes due April 15, 2010	149,751	--	5.27%
7.835% Senior Unsecured Notes, due December 15, 2010	15,000	15,000	7.95%
7.750% Senior Unsecured Notes, due February 15, 2011	299,078	298,948	7.93%
6.150% Senior Unsecured Notes, due December 15, 2012	91,365	90,998	6.89%
5.820% Senior Unsecured Notes, due March 15, 2013	25,281	25,199	6.45%
4.600% Senior Unsecured Notes, due June 15, 2013	99,780	99,758	4.74%
5.125% Senior Unsecured Notes, due February 15, 2014	202,008	202,187	5.11%
5.125% Senior Unsecured Notes, due January 15, 2015	149,141	--	5.30%

Total Senior Unsecured Notes	$1,330,592	$1,031,102	6.46%

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

2004 Unsecured Facility

On November 23, 2004, the Operating Partnership obtained an unsecured revolving credit facility (“2004 Unsecured Facility”) with a borrowing capacity of $600,000 (expandable to $800,000). The interest rate on outstanding borrowings (not electing the Operating Partnership’s competitive bid feature) under the 2004 Unsecured Facility is currently LIBOR plus 65 basis points. The facility has a competitive bid feature, which allows the Operating Partnership to solicit bids from lenders under the facility to borrow up to $300,000 at interest rates less than the current LIBOR plus 65 basis point spread. As of September 30, 2005, the Operating Partnership’s outstanding borrowings carried a weighted average interest rate of LIBOR plus 47 points. The Operating Partnership may also elect an interest rate representing the higher of the lender’s prime rate or the Federal Funds rate plus 50 basis points. The 2004 Unsecured Facility, which also required a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears, was scheduled to mature in November 2007. On September 16, 2005, the Operating Partnership extended and modified the 2004 Unsecured Facility with a group of 23 lenders (reduced from 27). The facility was extended for an additional two years and now matures in November 2009, with an extension option of one year, which would require a payment of 25 basis points of the then borrowing capacity of the facility upon exercise. In addition, the facility fee was reduced by five basis points to 15 basis points at the BBB/Baa2 pricing level.

The interest rate and the facility fee are subject to adjustment, on a sliding scale, based upon the operating partnership’s unsecured debt ratings. In the event of a change in the Operating Partnership’s unsecured debt rating, the interest and facility fee rates will be adjusted in accordance with the following table:

Operating Partnership’s	Interest Rate –
Unsecured Debt Ratings:	Applicable Basis Points	Facility Fee
S&P Moody’s/Fitch (a)	Above LIBOR	Basis Points

No ratings or less than BBB-/Baa3/BBB-	112.5	25.0
BBB-/Baa3/BBB-	80.0	20.0
BBB/Baa2/BBB (current)	65.0	15.0
BBB+/Baa1/BBB+	55.0	15.0
A-/A3/A- or higher	50.0	15.0

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

The lending group for the credit facility consists of: JPMorgan Chase Bank, N.A., as administrative agent; Bank of America, N. A., as syndication agent; The Bank of Nova Scotia, New York Agency; Wachovia Bank, National Association; and Wells Fargo Bank, National Association, as documentation agents; SunTrust Bank, as senior managing agent; US Bank National Association; Citicorp North America, Inc.; and PNC Bank National Association, as managing agents; and Bank of China, New York Branch; The Bank of New York; Chevy Chase Bank, F.S.B.; The Royal Bank of Scotland, plc; Mizuho Corporate Bank, Ltd.; UFJ Bank Limited, New York Branch; The Governor and Company of the Bank of Ireland; Bank Hapoalim B.M.; Comerica Bank; Chang Hwa Commercial Bank, Ltd., New York Branch; First Commercial Bank, New York Agency; Chiao Tung Bank Co., Ltd., New York Agency; Deutsche Bank Trust Company Americas; and Hua Nan Commercial Bank, New York Agency.

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

SUMMARY

As of September 30, 2005 and December 31, 2004, the Operating Partnership had outstanding borrowings of $227,000 and $107,000, respectively, under the 2004 Unsecured Facility.

9.	MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Operating Partnership has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Operating Partnership’s rental properties. Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

A summary of the Operating Partnership’s mortgages, loans payable and other obligations as of September 30, 2005 and December 31, 2004 is as follows:

		Effective	Principal Balance at
		Interest	September 30,	December 31,
Property Name	Lender	Rate (a)	2005	2004	Maturity

Mack-Cali Centre VI	Principal Life Insurance Co.	6.87%	$ --	$ 35,000	(b)
One River Centre	New York Life Ins. Co.	5.50%	--	45,490	(c)
Mack-Cali Bridgewater I	New York Life Ins. Co.	7.00%	--	23,000	(d)
Mack-Cali Woodbridge II	New York Life Ins. Co.	7.50%	--	17,500	(d)
Mack-Cali Short Hills	Prudential Insurance Co.	7.74%	--	22,789	(e)
500 West Putnam Avenue	New York Life Ins. Co.	6.52%	5,702	6,500	10/10/05 (f)
Harborside – Plaza 2 and 3	Northwestern/Principal	7.37%	145,883	149,473	01/01/06
Monmouth Executive Center	LaSalle National
	Banking Association	4.98%	16,223	--	09/01/06 (g)
Mack-Cali Airport	Allstate Life Insurance Co.	7.05%	9,698	9,852	04/01/07
Various	Prudential Insurance	4.84%	150,000	150,000	01/15/10 (h)
2200 Renaissance Boulevard	TIAA	5.89%	18,260	18,509	12/01/12
Soundview Plaza	TIAA	6.02%	18,526	18,816	01/01/13
Assumed obligations	Various	4.85%	56,776	67,269	05/01/09 (i)
23 Main Street	JP Morgan Chase Bank, NA	5.59%	33,500	--	09/01/18

Total mortgages, loans payable and other obligations			$454,568	$564,198

(a)    Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs and other transaction costs, as applicable.

(b) On April 29, 2005, the Operating Partnership repaid this mortgage loan at par, using borrowings under the 2004 Unsecured Facility.
(c) On April 1, 2005, the Operating Partnership repaid this mortgage loan at par, using borrowings under the 2004 Unsecured Facility.
(d) On September 12, 2005, the Operating Partnership repaid this mortgage loan at par, using borrowings under the 2004 Unsecured Facility.
(e) On September 1, 2005, the Operating Partnership repaid this mortgage loan at par, using borrowings under the 2004 Unsecured Facility.
(f) On October 12, 2005, the Operating Partnership repaid this mortgage loan at par, using available cash.
(g) Mortgage is collateralized by three properties.
(h) Mortgage is collateralized by seven properties.
(i) The obligations mature at various times between May 2006 and May 2009.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED

Cash paid for interest for the nine months ended September 30, 2005 and 2004 was $96,593 and $94,284, respectively. Interest capitalized by the Operating Partnership for the nine months ended September 30, 2005 and 2004 was $4,059 and $2,813, respectively.

SUMMARY OF INDEBTEDNESS

As of September 30, 2005, the Operating Partnership’s total indebtedness of $2,012,160 (weighted average interest rate of 6.11 percent) was comprised of $227,000 of revolving credit facility borrowings (weighted average rate of 4.29 percent) and fixed rate debt and other obligations of $1,785,160 (weighted average rate of 6.34 percent).

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

The Series C Preferred Stock has preference rights with respect to liquidation and distributions over the common stock. Holders of the Series C Preferred Stock, except under certain limited conditions, will not be entitled to vote on any matters. In the event of a cumulative arrearage equal to six quarterly dividends, holders of the Series C Preferred Stock will have the right to elect two additional members to serve on the Corporation’s Board of Directors until dividends have been paid in full. At September 30, 2005, there were no dividends in arrears. The Corporation may issue unlimited additional preferred stock ranking on a parity with the Series C Preferred Stock but may not issue any preferred stock senior to the Series C Preferred Stock without the consent of two-thirds of its holders. The Series C Preferred Stock is essentially on an equivalent basis in priority with the Preferred Units.

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

STOCK OPTION PLANS

In May 2004, the Corporation established the 2004 Incentive Stock Plan under which a total of 2,500,000 shares have been reserved for issuance. No options have been granted through September 30, 2005 under this plan. In September 2000, the Corporation established the 2000 Employee Stock Option Plan (“2000 Employee Plan”) and the 2000 Director Stock Option Plan (“2000 Director Plan”). In May 2002, shareholders of the Corporation approved amendments to both plans to increase the total shares reserved for issuance under both of the 2000 plans from 2,700,000 to 4,350,000 shares of the Corporation’s common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan). In 1994, and as subsequently amended, the Corporation established the Mack-Cali Employee Stock Option Plan (“Employee Plan”) and the Mack-Cali Director Stock Option Plan (“Director Plan”) under which a total of 5,380,188 shares (subject to adjustment) of the Corporation’s common stock have been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan). Stock options granted under the Employee Plan in 1994 and 1995 became exercisable over a three-year period. Stock options granted under the 2000 Employee Plan and those options granted subsequent to 1995 under the Employee Plan become exercisable over a five-year period. All stock options granted under both the 2000 Director Plan and Director Plan become exercisable in one year. All options were granted at the fair market value at the dates of grant and have terms of ten years. As of September 30, 2005 and December 31, 2004, the stock options outstanding had a weighted average remaining contractual life of approximately 5.9 and 6.5 years, respectively.

Information regarding the Corporation’s stock option plans for the nine months ended September 30, 2005 is summarized below:

		Weighted Average
	Shares Under Options	Exercise Price

Outstanding at January 1, 2005	1,703,631	$29.31
Granted	5,000	$45.47
Exercised	(538,519)	$28.88
Lapsed or canceled	(48,300)	$28.60

Outstanding at September 30, 2005	1,121,812	$29.62

Options exercisable at September 30, 2005	535,612	$30.59
Available for grant at September 30, 2005	4,640,518	--

The Operating Partnership recognized stock options expense of $339 and $40 for the three months ended September 30, 2005 and 2004, respectively, and $411 and $374 for the nine months ended September 30, 2005 and 2004, respectively. Included in stock options expense for the three and nine month periods ended September 30, 2005 was a stock option charge of $306, which resulted from the accelerated vesting of 16,000 unvested options related to the resignation of a non-executive officer of the Corporation.

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

Information regarding the Restricted Stock Awards for the nine months ended September 30, 2005 is summarized below:

Shares

Outstanding at January 1, 2005	198,703
Granted	114,500
Vested	(71,459)
Cancelled	(8,000)

Outstanding at September 30, 2005	233,744

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

During the nine months ended September 30, 2005 and 2004, 5,024 and 4,652 deferred stock units were earned, respectively. During the nine months ended September 30, 2005, 4,921 deferred stock units were converted into an equal number of shares of common stock. As of September 30, 2005 and December 31, 2004, there were 29,267 and 29,222 director stock units outstanding, respectively.

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

As of September 30, 2005 and December 31, 2004, the Operating Partnership had 13,727,439 and 7,616,447 common units outstanding, respectively.

EARNINGS PER UNIT

Basic EPU excludes dilution and is computed by dividing net income available to common unitholders by the weighted average number of units outstanding for the period. Diluted EPU reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units.

The following information presents the Operating Partnership’s results for the three months ended September 30, 2005 and 2004 in accordance with FASB No. 128:

	Three Months Ended September 30,
Computation of Basic EPU	2005	2004

Income from continuing operations	$25,704	$32,993
Deduct: Preferred unit distributions	(500)	(4,409)

Income from continuing operations available to common unitholders	25,204	28,584
Income from discontinued operations	--	3,152

Net income available to common unitholders	$25,204	$31,736

Weighted average common units	75,364	68,280

Basic EPU:
Income from continuing operations	$ 0.33	$ 0.42
Income from discontinued operations	--	0.04

Net income available to common unitholders	$ 0.33	$ 0.46

	Three Months Ended September 30,
Computation of Diluted EPU	2005	2004

Income from continuing operations for diluted earnings per unit	25,204	28,584
Income from discontinued operations for diluted earnings per unit	--	3,152

Net income available to common unitholders	$25,204	$31,736

Weighted average common units	75,760	68,841

Diluted EPU:
Income from continuing operations	$ 0.33	$ 0.42
Income from discontinued operations	--	0.04

Net income available to common unitholders	$ 0.33	$ 0.46

The following information presents the Operating Partnership’s results for the nine months ended September 30, 2005 and 2004 in accordance with FASB No. 128:

	Nine Months Ended September 30,
Computation of Basic EPU	2005	2004

Income from continuing operations	$86,187	$95,975
Deduct: Preferred unit distributions	(5,409)	(13,227)

Income from continuing operations available to common unitholders	80,778	82,748
Income from discontinued operations	13,835	(3,475)

Net income available to common unitholders	$94,613	$79,273

Weighted average common units	73,161	68,019

Basic EPU:
Income from continuing operations	$ 1.10	$ 1.22
Income from discontinued operations	0.19	(0.05)

Net income available to common unitholders	$ 1.29	$ 1.17

	Nine Months Ended September 30,
Computation of Diluted EPU	2005	2004

Income from continuing operations for diluted earnings per unit	80,778	82,748
Income from discontinued operations for diluted earnings per unit	13,835	(3,475)

Net income available to common unitholders	$94,613	$79,273

Weighted average common units	73,585	68,584

Diluted EPU:
Income from continuing operations	$ 1.10	$ 1.21
Income from discontinued operations	0.19	(0.05)

Net income available to common unitholders	$ 1.29	$ 1.16

The following schedule reconciles the units used in the basic EPU calculation to the units used in the diluted EPU calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Basic EPU units	75,364	68,280	73,161	68,019
Add: Stock options	396	561	424	558
Stock Warrants	--	--	--	7

Diluted EPU Units	75,760	68,841	73,585	68,584

Not included in the computations of diluted EPU were 6,205,426 Series B Preferred Units on an as converted basis into Common Units, as such securities were anti-dilutive during the three months ended September 30, 2004. Also excluded from diluted EPU computations were 330 and 0 stock options and 2,045,745 and 6,205,426 Series B Preferred Units, on an as converted basis into common units, as such securities were anti-dilutive during the nine months ended September 30, 2005 and 2004, respectively. Unvested restricted stock outstanding as of September 30, 2005 and 2004 were 233,744 and 187,703, respectively.

11.	CONSOLIDATED JOINT VENTURES

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

All employees of the Corporation who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan (the “401(k) Plan”). The 401(k) Plan allows eligible employees to defer up to 15 percent of their annual compensation, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Corporation, at management’s discretion, may match employee contributions and/or make discretionary contributions. Total expense recognized by the Operating Partnership for the three months ended September 30, 2005 and 2004 was $100 and $100, respectively, and for the nine months ended September 30, 2005 and 2004 was $300 and $300, respectively.

13.	COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS

Pursuant to agreements with the City of Jersey City, New Jersey, the Operating Partnership is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties located in Jersey City, as follows:

The Harborside Plaza 5 agreement, as amended, which commenced in 2002 upon substantial completion of the property, as defined, is for a term of 20 years. The PILOT is equal to two percent of Total Project Costs. Total Project Costs, as defined, are $159,625. The PILOT totaled $798 and $798 for the three months ended September 30, 2005 and 2004, respectively, and $2,394 and $2,394 for the nine months ended September 30, 2005 and 2004, respectively.

The Harborside Plaza 4-A agreement, which commenced in 2000, is for a term of 20 years. The PILOT is equal to two percent of Total Project costs, as defined, and increases by 10 percent in years 7, 10 and 13 and by 50 percent in year 16. Total Project costs, as defined, are $45,497. The PILOT totaled $227 and $227 for the three months ended September 30, 2005 and 2004, respectively, and $682 and $682 for the nine months ended September 30, 2005 and 2004, respectively.

The 101 Hudson Street agreement commenced in 1991 for a term of 15 years and expires in 2006. The PILOT currently provides for the payment of a minimum annual service charge of approximately $4,193, subject to certain adjustments as provided in the PILOT agreement. The PILOT totaled $1,048 for the three months ended September 30, 2005, and $2,469 for the period of time during the nine months ended September 30, 2005 for which the Operating Partnership owned the property.

The Harborside Plaza 2 and 3 agreement commenced in 1990 and expired on August 31, 2005. Such PILOT was equal to two percent of Total Project Costs, as defined, in year one and increased by $75 per annum through year 15. Total Project Costs, as defined, are $145,644. The PILOT totaled $660 and $978 for the three months ended September 30, 2005 and 2004, respectively, and $2,642 and $2,922 for the nine months ended September 30, 2005 and 2004, respectively.

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

GROUND LEASE AGREEMENTS

Future minimum rental payments under the terms of all non-cancelable ground leases under which the Operating Partnership is the lessee, as of September 30, 2005, are as follows:

Year	Amount

2005	$ 133
2006	530
2007	528
2008	506
2009	510
2010 through 2080	20,142

Total	$22,349

Ground lease expense incurred by the Operating Partnership during the three months ended September 30, 2005 and 2004 amounted to $172 and $141, respectively, and was $454 and $442 for the nine months ended September 30, 2005 and 2004, respectively.

OTHER

The Operating Partnership may not dispose of or distribute certain of its properties, currently comprising 59 properties with an aggregate net book value of approximately $1,446,082, which were originally contributed by members of either the Mack Group (which includes William L. Mack, Chairman of the Corporation’s Board of Directors; David S. Mack, a director of the Corporation; Earle I. Mack, a former director of the Corporation; and Mitchell E. Hersh, president, chief executive officer and a director of the Corporation), the Robert Martin Group (which includes Martin S. Berger, a director of the Corporation; Robert F. Weinberg, a former director of the Corporation; and Timothy M. Jones, former president of the Corporation), the Cali Group (which includes John R. Cali, a director of the Corporation, and John J. Cali, a former director of the Corporation) or certain other common unitholders without the express written consent of a representative of the Mack Group, the Robert Martin Group, the Cali Group or the specific certain other common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate Mack Group, Robert Martin Group, Cali Group members or the specific certain other common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”). The aforementioned restrictions do not apply in the event that the Operating Partnership sells all of its properties or in connection with a sale transaction which the Corporation’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Operating Partnership or the Corporation or to cure any material monetary default on any mortgage secured by a property. The Property Lock-Ups expire periodically through 2010. Upon the expiration of the Property Lock-Ups, the Operating Partnership is required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate Mack Group, Robert Martin Group, Cali Group members or the specific certain other common unitholders.

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

Future minimum rentals to be received under non-cancelable operating leases at September 30, 2005 are as follows:

Year	Amount

October 1 through December 31, 2005	$ 122,580
2006	519,255
2007	481,154
2008	430,608
2009	380,815
2010 and thereafter	1,283,636

Total	$3,218,048

15.	SEGMENT REPORTING

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

Selected results of operations for the three and nine month periods ended September 30, 2005 and 2004 and selected asset information as of September 30, 2005 and December 31, 2004 regarding the Operating Partnership’s operating segment are as follows:

	Total Segment	Corporate & Other (e)	Total Operating Partnership

Total contract revenues (a):
Three months ended:
September 30, 2005	$ 158,894	$ 679	$ 159,573	(f)
September 30, 2004	144,011	649	144,660	(g)
Nine months ended:
September 30, 2005	$ 467,700	$ 645	$ 468,345	(h)
September 30, 2004	418,100	2,515	420,615	(i)

Total operating and interest (b):
Three months ended:
September 30, 2005	$ 59,948	$ 37,931	$ 97,879	(j)
September 30, 2004	46,480	35,479	81,959	(k)
Nine months ended:
September 30, 2005	$ 166,648	$ 113,515	$ 280,163	(l)
September 30, 2004	135,089	106,363	241,452	(m)

Equity in earnings (loss) of unconsolidated
joint ventures:
Three months ended:
September 30, 2005	$ 322	$ --	$ 322
September 30, 2004	(690)	--	(690)
Nine months ended:
September 30, 2005	$ 552	$ --	$ 552
September 30, 2004	577	--	577

Net operating income (c):
Three months ended:
September 30, 2005	$ 99,268	$ (37,252)	$ 62,016	(f) (j)
September 30, 2004	96,841	(34,830)	62,011	(g) (k)
Nine months ended:
September 30, 2005	$ 301,604	$ (112,870)	$ 188,734	(h) (l)
September 30, 2004	283,588	(103,848)	179,740	(i) (m)

Total assets:
September 30, 2005	$4,119,205	$ 38,299	$ 4,157,504
December 31, 2004	3,809,320	40,845	3,850,165

Total long-lived assets (d):
September 30, 2005	$3,925,918	$3,111	$3,929,029
December 31, 2004	3,663,618	4,176	3,667,794

(a)   Total contract revenues represent all revenues during the period excluding adjustments for straight-lining of rents, the Operating Partnership’s share of straight-line rent adjustments from unconsolidated joint ventures and rent adjustments on above/below market leases.

(b)   Total operating and interest expenses represent the sum of real estate taxes, utilities, operating services, general and administrative and interest expense (net of interest income). All interest expense, net of interest income, (including for property-level mortgages) is excluded from segment amounts and classified in Corporate & Other for all periods.

(c)   Net operating income represents total contract revenues [as defined in Note (a)] less total operating and interest expenses [as defined in Note (b)], plus equity in earnings (loss) of unconsolidated joint ventures, for the period.

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

(f)    Excludes $2,939 of adjustments for straight-lining of rents, $1,197 for rent adjustments on above/below market leases, and $300 for the Operating Partnership’s share of straight-line rent adjustments from unconsolidated joint ventures.

(g)   Excludes $1,856 of adjustments for straight-lining of rents, $1,334 for rent adjustments on above/below market leases, and $159 for the Operating Partnership’s share of straight-line rent adjustments from unconsolidated joint ventures.

(h)   Excludes $9,459 of adjustments for straight-lining of rents, $2,730 for rent adjustments on above/below market leases, and $390 for the Operating Partnership’s share of straight-line rent adjustments from unconsolidated joint ventures.

(i)    Excludes $6,936 of adjustments for straight-lining of rents, $1,779 for rent adjustments on above/below market leases, and $449 for the Operating Partnership’s share of straight-line rent adjustments from unconsolidated joint ventures.

(j) Excludes $40,748 of depreciation and amortization.
(k) Excludes $32,367 of depreciation and amortization.
(l) Excludes $115,087 of depreciation and amortization.
(m) Excludes $93,649 of depreciation and amortization.

16.	IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

SFAS No. 123 (revised 2004), Share-Based Payment

In October 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires companies to categorize share-based payments as either liability or equity awards. For liability awards, companies will remeasure the award at fair value at each balance sheet date until the award is settled. Equity classified awards are measured at the grant-date fair value and are not remeasured. SFAS 123R will be effective for annual periods beginning after June 15, 2005. Awards issued, modified, or settled after the effective date will be measured and recorded in accordance with SFAS 123R. The Operating Partnership does not expect that the implementation of this standard will have a material effect on the Operating Partnership’s consolidated financial position or results of operations.

SFAS No. 153, Accounting for Non-monetary Transactions

In December 2004, the FASB issued SFAS No. 153, “Accounting for Non-monetary Transactions” (“SFAS 153”). SFAS 153 requires non-monetary exchanges to be accounted for at fair value, recognizing any gain or loss, if the transactions meet a commercial-substance criterion and fair value is determinable. SFAS No. 153 is effective for non-monetary transactions occurring in fiscal years beginning after June 15, 2005. The Operating Partnership does not expect that the implementation of this standard will have a material effect on the Operating Partnership’s consolidated financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of	Financial Condition and Results of Operations

GENERAL

The following discussion should be read in conjunction with the Consolidated Financial Statements of Mack-Cali Realty, L.P. and the notes thereto (collectively, the “Financial Statements”). Certain defined terms used herein have the meaning ascribed to them in the Financial Statements.

Executive Overview

Mack-Cali Realty Corporation (the “Corporation”) is one of the largest real estate investment trusts (REITs) in the United States, with a total market capitalization of approximately $5.4 billion at September 30, 2005. Mack-Cali Realty, L.P. (the “Operating Partnership”) has been involved in all aspects of commercial real estate development, management and ownership for over 50 years, and the Corporation has been a publicly-traded REIT since 1994. The Operating Partnership owns or has interests in 271 properties (collectively, the “Properties”), primarily class A office and office/flex buildings, totaling approximately 30.2 million square feet, leased to approximately 2,100 tenants. The properties are located primarily in suburban markets of the Northeast, some with adjacent, Operating Partnership-controlled developable land sites able to accommodate up to 10.8 million square feet of additional commercial space.

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

As a result of the economic climate since 2001, substantially all of the real estate markets the Operating Partnership operates in materially softened. Demand for office space declined significantly and vacancy rates increased in each of the Operating Partnership’s core markets over the period. The Operating Partnership’s core markets continue to be weak. The percentage leased in the Operating Partnership’s consolidated portfolio of stabilized operating properties remained unchanged at 90.0 percent at September 30, 2005 from June 30, 2005, which was a decrease from 91.2 percent at December 31, 2004. Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future (including, at September 30, 2005, leases with commencement dates substantially in the future consisting of 21,073 square feet scheduled to commence in 2009 and 10,205 square feet scheduled to commence in 2011), and leases that expire at the period end date. Leases that expired as of September 30, 2005, June 30, 2005 and December 31, 2004 aggregate 116,163, 243,492, and 439,697 square feet, respectively, or 0.4, 0.8 and 1.5 percentage of the net rentable square footage, respectively. Excluded from percentage leased at December 31, 2004 was a non-strategic, non-core 318,224 square foot property acquired through a deed in lieu of foreclosure, which was 12.7 percent leased at December 31, 2004 and subsequently sold on February 4, 2005. Market rental rates have declined in most markets from peak levels in late 2000 and early 2001. Rental rates on the Operating Partnership’s space that was re-leased (based on first rents payable) during the three months ended September 30, 2005 decreased an average of 5.4 percent compared to rates that were in effect under the prior leases, as compared to a 18.5 percent decrease for the three months ended June 30, 2005 and a 4.2 percent decrease for the three months ended September 30, 2004. The Operating Partnership believes that vacancy rates may continue to increase in most of its markets for the remainder of 2005 and into 2006. As a result, the Operating Partnership’s future earnings and cash flow may continue to be negatively impacted by current market conditions.

The remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand:

•	property transactions during the period;
•	critical accounting policies and estimates;
•	results of operations for the current periods as compared to the same periods last year; and
•	liquidity and capital resources.

Property Transactions in 2005

Property Acquisitions

The Operating Partnership acquired the following office properties during the nine months ended September 30, 2005:

					Acquisition
Acquisition			# of	Rentable	Cost (a)
Date	Property/Address	Location	Bldgs.	Square Feet	(in thousands)

03/02/05	101 Hudson Street (b)	Jersey City, Hudson County, NJ	1	1,246,283	$330,233
03/29/05	23 Main Street (b) (c)	Holmdel, Monmouth County, NJ	1	350,000	23,947
07/12/05	Monmouth Executive Center (d)	Freehold, Monmouth County, NJ	4	235,968	33,575

Total Property Acquisitions:			6	1,832,251	$387,755

(a) Amounts are as of September 30, 2005.
(b) Transaction was funded primarily through borrowing on the Operating Partnership’s revolving credit facility.
(c) In addition to its initial investment, the Operating Partnership presently intends to make additional investments related to the property of approximately $11,702.
(d) Transaction was funded primarily through available cash and assumption of mortgage debt.

Property Sales

The Operating Partnership sold the following office properties during the nine months ended September 30, 2005:

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

Rental Property:

Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Interest capitalized by the Operating Partnership for the three months ended September 30, 2005 and 2004 was $1.4 million and $1.0 million, respectively, and $4.1 million and $2.8 million for the nine months ended September 30, 2005 and 2004, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

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

Above-market and below-market lease values for acquired properties are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the remaining initial term plus the term of any below-market fixed rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining term of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed rate renewal options of the respective leases.

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

Revenue Recognition:

Base rental revenue is recognized on a straight-line basis over the terms of the respective leases. Unbilled rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements. Above-market and below-market lease values for acquired properties are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the remaining initial term plus the term of any below-market fixed rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining term of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed rate renewal options of the respective leases. Parking and other revenue includes income from parking spaces leased to tenants, income from tenants for additional services provided by the Operating Partnership, income from tenants for early lease terminations and income from managing and/or leasing properties for third parties. Escalations and recoveries are received from tenants for certain costs as provided in the lease agreements. These costs generally include real estate taxes, utilities, insurance, common area maintenance and other recoverable costs.

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

Results From Operations

The following comparisons for the three and nine months ended September 30, 2005 (“2005”), as compared to the three and nine months ended September 30, 2004 (“2004”), make reference to the following: (i) the effect of the “Same-Store Properties,” which represents all in-service properties owned by the Operating Partnership at June 30, 2004 (for the three-month period comparisons), and which represents all in-service properties owned by the Operating Partnership at December 31, 2003 (for the nine-month period comparisons), excluding properties sold or held for sale through September 30, 2005, and (ii) the effect of the “Acquired Properties,” which represents all properties acquired by the Operating Partnership or commencing initial operations from July 1, 2004 through September 30, 2005, (for the three-month period comparisons), and which represents all properties acquired by the Operating Partnership or commencing initial operations from January 1, 2004 through September 30, 2005 (for the nine-month period comparisons).

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

	Three Months Ended
	September 30,		Dollar	Percent
(dollars in thousands)	2005	2004	Change	Change

Revenue from rental operations:
Base rents	$136,028	$127,651	$ 8,377	6.6%
Escalations and recoveries from tenants	22,653	17,131	5,522	32.2
Parking and other	5,328	3,227	2,101	65.1

Total revenues	164,009	148,009	16,000	10.8

Property expenses:
Real estate taxes	21,237	18,176	3,061	16.8
Utilities	16,846	11,032	5,814	52.7
Operating services	21,833	17,966	3,867	21.5

Sub-total	59,916	47,174	12,742	27.0

General and administrative	8,114	7,564	550	7.3
Depreciation and amortization	40,748	32,367	8,381	25.9
Interest expense	30,158	27,320	2,838	10.4
Interest income	(309)	(99)	(210)	(212.1)

Total expenses	138,627	114,326	24,301	21.3

Income from continuing operations before minority interest and equity in earnings
of unconsolidated joint ventures	25,382	33,683	(8,301)	(24.6)
Minority interest in consolidated joint ventures	--	--	--	--
Equity in earnings of unconsolidated joint ventures, net	322	(690)	1,012	146.7
Gain on sale of investment in unconsolidated joint ventures	--	--	--	--

Income from continuing operations	25,704	32,993	(7,289)	(22.1)
Discontinued operations:
Income from discontinued operations	--	3,152	(3,152)	(100.0)
Realized gains (losses) and unrealized losses on
disposition of rental property, net	--	--	--	--

Total discontinued operations, net	--	3,152	(3,152)	(100.0)

Net income	25,704	36,145	(10,441)	(28.9)
Preferred unit distributions	(500)	(4,409)	3,909	88.7

Net income available to common unitholders	$ 25,204	$ 31,736	$(6,532)	(20.6)%

The following is a summary of the changes in revenue from rental operations and property expenses divided into Same-Store Properties and Acquired Properties:

	Total
	Operating Partnership	Same-Store Properties		Acquired Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change

Revenue from rental operations:
Base rents	$ 8,377	6.6%	$(4,812)	(3.8)%	$13,189	10.4%
Escalations and recoveries
from tenants	5,522	32.2	2,108	12.3	3,414	19.9
Parking and other	2,101	65.1	847	26.2	1,254	38.9

Total	$16,000	10.8%	$(1,857)	(1.3)%	$17,857	12.1%

Property expenses:
Real estate taxes	$ 3,061	16.8%	$ 1,125	6.2%	$ 1,936	10.6%
Utilities	5,814	52.7	4,203	38.1	1,611	14.6
Operating services	3,867	21.5	1,226	6.8	2,641	14.7

Total	$12,742	27.0%	$ 6,554	13.9%	$ 6,188	13.1%

OTHER DATA:
Number of Consolidated Properties
(excluding properties held for sale):	268		254		14
Square feet (in thousands)	29,628		26,858		2,770

Base rents for the Same-Store Properties decreased $4.8 million, or 3.8 percent, for 2005 as compared to 2004, due primarily to a decrease in the percentage of space leased at the properties in 2005 from 2004. Escalations and recoveries from tenants for the Same-Store Properties increased $2.1 million, or 12.3 percent, for 2005 over 2004, due primarily to an increased amount of total property expenses in 2005. Parking and other income for the Same-Store Properties increased $0.8 million, or 26.2 percent, due primarily to an increase in lease termination fees in 2005.

Real estate taxes on the Same-Store Properties increased $1.1 million, or 6.2 percent, for 2005 as compared to 2004, due primarily to property tax rate increases in certain municipalities in 2005, partially offset by lower assessments on certain properties in 2005. Utilities for the Same-Store Properties increased $4.2 million, or 38.1 percent, for 2005 as compared to 2004, due primarily to increased rates in 2005 as compared to 2004. Operating services for the Same-Store Properties increased $1.2 million, or 6.8 percent, due primarily to increased maintenance costs of $0.4 million, increased insurance costs of $0.4 million, and increased property operations salaries and related expenses of $0.3 million.

General and administrative increased by $0.6 million, or 7.3 percent, for 2005 as compared to 2004. This increase was due primarily to compensation costs incurred in connection with the resignation of a non-executive officer in 2005.

Depreciation and amortization increased by $8.4 million, or 25.9 percent, for 2005 over 2004. Of this increase, $1.7 million, or 5.2 percent, is attributable to the Same-Store Properties and $6.7 million is due to the Acquired Properties.

Interest expense increased $2.8 million, or 10.4 percent, for 2005 as compared to 2004. This increase was due primarily to higher average debt balances, in 2005 as compared to 2004, partially offset by an overall decrease in interest rates of the Operating Partnership’s debt.

Interest income increased $0.2 million, or 212.1 percent, for 2005 as compared to 2004. This increase was due primarily to higher interest income from mortgage notes receivable in 2005.

Income from continuing operations before minority interest and equity in earnings of unconsolidated joint ventures decreased to approximately $25.4 million in 2005 from $33.7 million in 2004. The decrease of approximately $8.3 million is due to the factors discussed above.

Equity in earnings of unconsolidated joint ventures increased $1.0 million, or 146.7 percent, for 2005 as compared to 2004. The increase was due primarily to the sale of the Pacifica Plaza Phase I and II in Daly City, California, in late 2004 resulting in a reduction of $0.5 million in 2004, and an increase from operations of the Harborside South Pier Hyatt Hotel Venture in 2005 of $0.3 million.

Net income available to common unitholders decreased by approximately $6.5 million, from $31.7 million in 2004 to $25.2 million in 2005. This decrease was the result of a decrease in income from continuing operations before minority interest and equity in earnings of unconsolidated joint ventures of $8.3 million and a decrease in income from discontinued operations of approximately $3.1 million. These were partially offset by a decrease in preferred unit distributions of $3.9 million and an increase in equity in earnings of unconsolidated joint ventures of $1.0 million.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

	Nine Months Ended
	September 30,		Dollar	Percent
(dollars in thousands)	2005	2004	Change	Change

Revenue from rental operations:
Base rents	$406,340	$372,449	$33,891	9.1%
Escalations and recoveries from tenants	61,795	48,150	13,645	28.3
Parking and other	12,789	9,180	3,609	39.3

Total revenues	480,924	429,779	51,145	11.9

Property expenses:
Real estate taxes	60,828	51,099	9,729	19.0
Utilities	41,208	31,555	9,653	30.6
Operating services	65,813	54,322	11,491	21.2

Sub-total	167,849	136,976	30,873	22.5

General and administrative	23,888	22,646	1,242	5.5
Depreciation and amortization	115,087	93,649	21,438	22.9
Interest expense	88,919	82,869	6,050	7.3
Interest income	(493)	(1,039)	546	52.6

Total expenses	395,250	335,101	60,149	17.9

Income from continuing operations before minority interest and equity in earnings
of unconsolidated joint ventures	85,674	94,678	(9,004)	(9.5)
Minority interest in consolidated joint ventures	(74)	--	(74)	--
Equity in earnings of unconsolidated joint ventures, net	552	577	(25)	(4.3)
Gain on sale of investment in unconsolidated joint ventures	35	720	(685)	(95.1)

Income from continuing operations	86,187	95,975	(9,788)	(10.2)
Discontinued operations:
Income from discontinued operations	2,757	8,381	(5,624)	(67.1)
Realized gains (losses) and unrealized losses on
disposition of rental property, net	11,078	(11,856)	22,934	193.4

Total discontinued operations, net	13,835	(3,475)	17,310	498.1

Net income	100,022	92,500	7,522	8.1
Preferred unit distributions	(5,409)	(13,227)	7,818	59.1

Net income available to common unitholders	$ 94,613	$ 79,273	$15,340	19.4%

The following is a summary of the changes in revenue from rental operations and property expenses divided into Same-Store Properties and Acquired Properties:

	Total
	Operating Partnership	Same-Store Properties		Acquired Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change

Revenue from rental operations:
Base rents	$33,891	9.1%	$ 210	0.1%	$33,681	9.0%
Escalations and recoveries
from tenants	13,645	28.3	5,786	12.0	7,859	16.3
Parking and other	3,609	39.3	2,457	26.8	1,152	12.5

Total	$51,145	11.9%	$ 8,453	2.0%	$42,692	9.9%

Property expenses:
Real estate taxes	$ 9,729	19.0%	$ 2,910	5.7%	$ 6,819	13.3%
Utilities	9,653	30.6	6,034	19.1	3,619	11.5
Operating services	11,491	21.2	4,580	8.4	6,911	12.8

Total	$30,873	22.5%	$13,524	9.9%	$17,349	12.6%

OTHER DATA:
Number of Consolidated Properties
(excluding properties held for sale):	268		248		20
Square feet (in thousands)	29,628		25,386		4,242

Base rents for the Same-Store Properties was essentially unchanged in 2005 as compared to 2004. Escalations and recoveries from tenants for the Same-Store Properties increased $5.8 million, or 12.0 percent, for 2005 over 2004, due primarily to an increased amount of total property expenses in 2005. Parking and other income for the Same-Store Properties increased $2.5 million, or 26.8 percent, due primarily to an increase in lease termination fees in 2005.

Real estate taxes on the Same-Store Properties increased $2.9 million, or 5.7 percent, for 2005 as compared to 2004, due primarily to property tax rate increases in certain municipalities in 2005, partially offset by lower assessments on certain properties in 2005. Utilities for the Same-Store Properties increased $6.0 million, or 19.1 percent, for 2005 as compared to 2004, due primarily to more severe weather in 2005 as compared to 2004. Operating services for the Same-Store Properties increased $4.6 million, or 8.4 percent, due primarily to 2005 increases in insurance costs of $1.7 million, snow removal costs of $1.3 million, property operations salaries and related expenses of $0.7 million, and property maintenance costs of $0.7 million as compared to 2004.

General and administrative increased by $1.2 million, or 5.5 percent, for 2005 as compared to 2004. This increase was due primarily to increases in professional fees and state income taxes aggregating $1.1 million and salaries and related expenses of $0.7 million in 2005 as compared to 2004, as well as compensation costs of $0.6 million incurred in connection with the resignation of a non-executive officer in 2005, partially offset by compensation costs incurred in connection with the resignation of the Corporation’s president in 2004 of $1.3 million.

Depreciation and amortization increased by $21.4 million, or 22.9 percent, for 2005 over 2004. Of this increase, $5.6 million, or 6.2 percent, is attributable to the Same-Store Properties and $15.8 million is due to the Acquired Properties.

Interest expense increased $6.1 million, or 7.3 percent, for 2005 as compared to 2004. This increase was due primarily to higher average debt balances, as well as an overall increase in interest rates on the Operating Partnership’s debt in 2005.

Interest income decreased $0.5 million, or 52.6 percent, for 2005 as compared to 2004. This decrease was due primarily to lower interest income from mortgage notes receivable in 2005 and lower average cash balances in 2005.

Income from continuing operations before minority interest and equity in earnings of unconsolidated joint ventures decreased to $85.7 million in 2005 from $94.7 million in 2004. The decrease of approximately $9.0 million is due to the factors discussed above.

Equity in earnings of unconsolidated joint ventures decreased $25,000, or 4.3 percent, for 2005 as compared to 2004. The decrease was due primarily to the sale of the Pacifica Plaza Phase I and II in Daly City, California, in late 2004 resulting in a reduction of $0.6 million in 2005 and a reduction in 2005 of $0.8 million as a result of operations at the G&G Martco joint venture, partially offset by an increase from operations of the at Harborside South Pier Hyatt Hotel Venture of $0.8 million, and the sale of the Operating Partnership’s interest in the Ashford Loop joint venture in Houston, Texas in 2005 resulting in a reduction of $0.2 million.

Gain on sale of investment in unconsolidated joint ventures amounted to $0.7 million in 2004 on account of the receipt of additional contingent purchase consideration from the Harborside North Pier Sale. Gain on sale of investment in unconsolidated joint ventures amounted to $35,000 in 2005 due to the sale of the Operating Partnership’s interest in the Ashford Loop joint venture.

Net income available to common unitholders increased by $15.3 million, from approximately $79.3 million in 2004 to $94.6 million in 2005. This increase was the result of realized gains and unrealized losses on disposition of rental property of $11.8 million in 2004, realized gains and unrealized losses on disposition of rental property of $11.1 million in 2005, and a decrease in preferred unit distributions of $7.8 million. These were partially offset by a decrease in income from continuing operations before minority interest and equity in earnings of unconsolidated joint ventures of $9.0 million, a decrease in income from discontinued operations of $5.6 million, gain on sale of investment in unconsolidated joint venture of $0.7 million in 2004, and minority interest in consolidated joint ventures of $0.1 million in 2005.

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

REIT Restrictions:

To maintain its qualification as a REIT, the Corporation must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. Moreover, the Corporation intends to continue to make regular quarterly distributions to its common stockholders which, based upon current policy, in the aggregate would equal approximately $156.0 million on an annualized basis. However, any such distribution, whether for federal income tax purposes or otherwise, would only be paid out of available cash, including borrowings and other sources, after meeting operating requirements, preferred stock dividends and distributions, and scheduled debt service on the Operating Partnership’s debt.

Property Lock-Ups:

The Operating Partnership may not dispose of or distribute certain of its properties, currently comprising 59 properties with an aggregate net book value of approximately $1.4 billion, which were originally contributed by members of either the Mack Group (which includes William L. Mack, Chairman of the Corporation’s Board of Directors; David S. Mack, a director of the Corporation; Earle I. Mack, a former director of the Corporation; and Mitchell E. Hersh, president, chief executive officer and a director of the Corporation), the Robert Martin Group (which includes Martin S. Berger, a director of the Corporation; Robert F. Weinberg, a former director of the Corporation; and Timothy M. Jones, former president of the Corporation), the Cali Group (which includes John R. Cali, a director of the Corporation, and John J. Cali, a former director of the Corporation) or certain other common unitholders without the express written consent of a representative of the Mack Group, the Robert Martin Group, the Cali Group or the specific certain other common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate Mack Group, Robert Martin Group, Cali Group members or the specific certain other common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”). The aforementioned restrictions do not apply in the event that the Operating Partnership sells all of its properties or in connection with a sale transaction which the Corporation’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Operating Partnership or the Corporation or to cure any material monetary default on any mortgage secured by a property. The Property Lock-Ups expire periodically through 2010. Upon the expiration of the Property Lock-Ups, the Operating Partnership is required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate Mack Group, Robert Martin Group, Cali Group members or the specific certain other common unitholders.

Unencumbered Properties:

As of September 30, 2005, the Operating Partnership had 251 unencumbered properties, totaling 24.8 million square feet, representing 83.8 percent of the Operating Partnership’s total portfolio on a square footage basis.

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

Cash Flows

Cash and cash equivalents decreased by $2.7 million to $9.6 million at September 30, 2005, compared to $12.3 million at December 31, 2004. The decrease is comprised of the following net cash flow items:

(1)	$178.1 million provided by operating activities.

(2)	$341.0 million used in investing activities, consisting primarily of the following:
(a) $417.3 million used for additions to rental property and related intangibles; plus
(b) $17.3 million used for investments in unconsolidated joint ventures; minus
(c) $97.4 million received from proceeds from the sale of rental properties.

(3)	$160.1 million provided by financing activities, consisting primarily of the following:
	(a)	$916.5 million from borrowings under the unsecured credit facility; minus
	(b)	$796.5 million used for the repayment of borrowings under the Operating Partnership’s unsecured credit facility; minus
	(c)	$143.8 million used for the payment of distributions.

Debt Financing

Summary of Debt:

The following is a breakdown of the Operating Partnership’s debt between fixed and variable-rate financing as of September 30, 2005:

	Balance ($000’s)	% of Total	Weighted Average Interest Rate (a)	Weighted Average Maturity in Years

Fixed Rate Unsecured Debt	$1,330,592	66.13%	6.46%	6.08
Fixed Rate Secured Debt and
Other Obligations	454,568	22.59%	5.98%	3.51
Variable Rate Unsecured Debt	227,000	11.28%	4.29%	4.15

Totals/Weighted Average:	$2,012,160	100.00%	6.11%	5.28

Debt Maturities:

Scheduled principal payments and related weighted average annual interest rates for the Operating Partnership’s debt as of September 30, 2005 are as follows:

Period	Scheduled Amortization ($000’s)	Principal Maturities ($000’s)	Total ($000’s)	Weighted Average Interest Rate of Future Repayments (a)

2005	$6,917	$ 5,589	$ 12,506	5.74%
2006	17,966	160,189	178,155	6.91%
2007	17,089	9,364	26,453	5.69%
2008	16,211	--	16,211	4.97%
2009	6,864	527,000	533,864	6.10%
Thereafter	8,586	1,242,708	1,251,294	6.00%

Sub-total	73,633	1,944,850	2,018,483	6.11%
Adjustment for unamortized
debt discount/premium, net,
as of September 30, 2005	(6,323)	--	(6,323)	--

Totals/Weighted Average	$67,310	$1,944,850	$2,012,160	6.11%

(a) Actual weighted average LIBOR contract rates relating to the Operating Partnership’s outstanding debt as of September 30, 2005 of 3.82 percent was used in calculating revolving credit facility.

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

The terms of the Operating Partnership’s senior unsecured notes (which totaled approximately $1.3 billion as of September 30, 2005) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

Unsecured Revolving Credit Facility:

The Operating Partnership has an unsecured revolving credit facility with a current borrowing capacity of $600 million from a group of 23 lenders, which is expandable to $800 million. As of October 27, 2005, the Operating Partnership had $267.0 million of outstanding borrowings under the 2004 Unsecured Facility.

The interest rate on outstanding borrowings (not electing the Operating Partnership’s competitive bid feature) under the 2004 Unsecured Facility is currently LIBOR plus 65 basis points. The facility has a competitive bid feature, which allows the Operating Partnership to solicit bids from lenders under the facility to borrow up to $300 million at interest rates less than the current LIBOR plus 65 basis point spread. As of September 30, 2005, the Operating Partnership’s outstanding borrowings carried a weighted average interest rate of LIBOR plus 47 points. The Operating Partnership may also elect an interest rate representing the higher of the lender’s prime rate or the Federal Funds rate plus 50 basis points. The 2004 Unsecured Facility also currently requires a 15 basis point facility fee on the current borrowing capacity payable quarterly in arrears. The 2004 Unsecured Facility matures in November 2009, with an extension option of one year, which would require a payment of 25 basis points of the then borrowing capacity of the facility upon exercise.

The interest rate and the facility fee are subject to adjustment, on a sliding scale, based upon the operating partnership’s unsecured debt ratings. In the event of a change in the Operating Partnership’s unsecured debt rating, the interest and facility fee rates will be adjusted in accordance with the following table:

Operating Partnership’s	Interest Rate –
Unsecured Debt Ratings:	Applicable Basis Points	Facility Fee
S&P Moody’s/Fitch (a)	Above LIBOR	Basis Points

No ratings or less than BBB-/Baa3/BBB-	112.5	25.0
BBB-/Baa3/BBB-	80.0	20.0
BBB/Baa2/BBB (current)	65.0	15.0
BBB+/Baa1/BBB+	55.0	15.0
A-/A3/A- or higher	50.0	15.0

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

On August 12, 2005, the Operating Partnership obtained a $33.5 million, mortgage loan with JPMorgan Chase Bank. The loan is secured by 23 Main Street, Holmdel, New Jersey, carries an effective interest rate of 5.59 percent and matures on September 1, 2018.

On April 1, 2005, the Operating Partnership repaid its $45.5 million mortgage loan with New York Life Insurance Company collateralized by One River Centre, which was scheduled to mature on May 10, 2005, using borrowings under the unsecured credit facility.

On April 29, 2005, the Operating Partnership repaid its $35.0 million mortgage loan with Principal Life Insurance Company collateralized by Mack-Cali Centre VI, which was scheduled to mature on May 1, 2005, using borrowings under the unsecured credit facility.

On September 1, 2005, the Operating Partnership repaid its $22.1 million mortgage loan with the Prudential Insurance Company of America collateralized by Mack-Cali Short Hills, which was scheduled to mature on October 1, 2005, using borrowings under the unsecured facility.

On September 12, 2005, the Operating Partnership repaid its $40.5 million mortgage loans with the New York Life Insurance Company collateralized by Mack-Cali Bridgewater and Mack-Cali Woodbridge, which were scheduled to mature on that date, using borrowings under the unsecured credit facility.

On October 12, 2005, the Operating Partnership repaid the $5.7 million mortgage loan with New York Life Insurance Company collateralized by 500 West Putnam Avenue, which was scheduled to mature on that date, using available cash.

Debt Strategy:

The Operating Partnership does not intend to reserve funds to retire the Operating Partnership’s senior unsecured notes or its mortgages, loans payable and other obligations upon maturity. Instead, the Operating Partnership will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates. If it cannot raise sufficient proceeds to retire the maturing debt, the Operating Partnership may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility. As of October 27, 2005, the Operating Partnership had $267.0 million of outstanding borrowings under its $600 million unsecured revolving credit facility. The Operating Partnership has approximately $167.8 million of mortgage indebtedness maturing from October 1, 2005 through September 30, 2006. The Operating Partnership is reviewing various refinancing options, including the public issuance of additional unsecured debt, the issuance in public or private transactions of preferred equity instruments and/or obtaining additional mortgage debt, some or all of which may be completed during 2005. The Operating Partnership anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Operating Partnership’s capital and liquidity needs both in the short and long-term. However, if these sources of funds are insufficient or unavailable, the Operating Partnership’s ability to make the expected distributions discussed below may be adversely affected.

Equity Financing and Registration Statements

Equity Activity:

The following table presents the changes in the Corporation’s issued and outstanding shares of Common Stock and the Operating Partnership’s common units and preferred units (as converted) since December 31, 2004:

	Common	Common	Preferred Units,
	Stock	Units	as Converted (a)	Total

Outstanding at December 31, 2004	61,038,875	7,616,447	6,205,426	74,860,748
Stock options exercised	538,519	--	--	538,519
Preferred units converted
into common units	--	6,205,426	(6,205,426)	--
Common units redeemed for Common
Stock	157,762	(157,762)	--	--
Common units issued	--	63,328	--	63,328
Shares issued under Dividend
Reinvestment and Stock Purchase
Plan	6,331	--	--	6,331
Shares issued under deferred
compensation plan	4,921	--	--	4,921
Restricted shares issued,
net of cancellations	106,500	--	--	106,500

Outstanding at September 30, 2005	61,852,908	13,727,439	--	75,580,347

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

The Corporation and the Operating Partnership also have an effective shelf registration statement on Form S-3 (the “Original Joint Shelf”) filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares and guarantees of the Corporation and debt securities of the Operating Partnership, under which $1,700,283,478 of securities have been sold. On July 1, 2004, the Corporation and the Operating Partnership filed a new shelf registration statement on Form S-3 (the “New Joint Shelf”) with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, warrants, depositary shares and guarantees of the Corporation and debt securities of the Operating Partnership. Pursuant to Rule 429 under the Securities Act of 1933, as amended (the “Securities Act”), the New Joint Shelf is a combined registration statement which constitutes post-effective amendment no. 1 to the Original Joint Shelf, and the $2.5 billion available for issuance under the New Joint Shelf included the $574,716,522 of remaining availability under the Original Joint Shelf. The New Joint Shelf was declared effective by the SEC on July 22, 2004. As of October 21, 2005, $2.20 billion remained available for issuance under the New Joint Shelf.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt:

The debt of the Operating Partnership’s unconsolidated joint ventures aggregating $120.6 million, at September 30, 2005, is non-recourse to the Operating Partnership except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations. The Operating Partnership has severally guaranteed repayment of approximately $7.5 million on a mortgage at the Harborside South Pier Hyatt hotel joint venture. The Operating Partnership has also posted a $7.6 million letter of credit in support of the Harborside South Pier joint venture, $3.8 million of which is indemnified by Hyatt.

The Operating Partnership’s off-balance sheet arrangements are further discussed in Note 4 – Investments in Unconsolidated Joint Ventures to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Operating Partnership’s debt (principal and interest), PILOT agreements, and ground lease agreements as of September 30, 2005:

	Payments Due by Period
		Less than 1	1 – 3	4 – 5	6 – 10	After 10
(dollars in thousands)	Total	year	years	years	years	years

Senior unsecured notes	$1,851,339	$ 83,644	$167,289	$584,664	$1,015,742	--
Revolving credit facility (1)	267,565	9,736	19,471	238,358	--	--
Mortgages, loans payable
and other obligations	531,818	203,403	67,775	179,033	48,227	33,380
Payments in lieu of taxes
(PILOT)	72,969	8,076	13,589	8,562	22,335	20,407
Ground lease payments	22,349	530	1,550	1,020	2,601	16,648

Total	$2,746,040	$305,389	$269,674	$1,011,637	$1,088,905	$70,435

(1)	Interest payments assume current credit facility borrowings and interest rates remain at the September 30, 2005 level until maturity.

Other Commitments and Contingencies

Legal Proceedings:

On February 12, 2003, the NJSEA selected The Mills Corporation and the Operating Partnership to redevelop the Continental Airlines Arena site (“Arena Site”) for mixed uses, including retail. In March 2003, Hartz Mountain Industries, Inc., (“Hartz”), filed a lawsuit in the Superior Court of New Jersey, Law Division, for Bergen County, seeking to enjoin NJSEA from entering into a contract with the Meadowlands Venture for the redevelopment of the Continental Airlines Arena site. In May 2003, the court denied Hartz’s request for an injunction and dismissed its suit for failure to exhaust administrative remedies. In June 2003, the NJSEA held hearings on Hartz’s protest, and on a parallel protest filed by another rejected developer, Westfield, Inc. (“Westfield”). On September 10, 2003, the NJSEA ruled against Hartz’s and Westfield’s protests, Hartz and Westfield, as well as Elliot Braha and three other taxpayers (collectively “Braha”), thereafter filed appeals from the NJSEA’s final decision. By decision dated May 14, 2004, the Appellate Division of the Superior Court of New Jersey rejected the appellants’ contention that the NJSEA lacks statutory authority to allow retail development of its property. The Appellate Division also remanded Hart’s claim under the Open Public Records Acts, seeking disclosure of additional documents from NJSEA, to the Law Division for further proceedings. The Supreme Court of New Jersey declined to review the Appellate Division’s decision. On August 19, 2004, the Law Division issued a decision resolving Hartz’s Open Public Records Act claim and ordered NJSEA to disclose some, but not all, of the documents Hartz was seeking. The Appellate Division, in a decision rendered on November 24, 2004, upheld the findings of the Law Division in the remand proceeding. The Supreme Court of New Jersey declined to review the Appellate Division’s decision. At Hartz’s request, the NJSEA thereafter held further hearings on December 15 and 16, 2004, to review certain additional facts in support of Hartz’s and Westfield’s bid protest. Braha, as a taxpayer, did not have standing to participate in the supplemental protest hearing. On March 4, 2005, the Hearing Officer rendered his Supplemental Report and Recommendation to the NJSEA, finding no merit in the protests presented by Hartz and Westfield. The NJSEA accepted the Hearing Officer’s Supplemental Report and Recommendation on March 30, 2005 and Hartz and Braha have appealed that decision to the Appellate Division.

In January 2004, Hartz and Westfield also appealed to the Appellate Division of the Supreme Court of New Jersey from the NJSEA’s December 2003 approval and execution of the Redevelopment Agreement with the Meadowlands Venture.

In November 2004, Hartz and Westfield filed additional appeals in the Appellate Division challenging NJSEA’s resolution authorizing the execution of the First Amendment to the Redevelopment Agreement with Meadowlands Venture and the ground lease with the Meadowlands Venture.

All of the above appeals have been consolidated by the Appellate Division and are pending.

On September 30, 2004, the Borough of Carlstadt filed an action in the Superior Court of New Jersey Law Division, challenging Meadowlands Xanadu, which asserts claims that are substantially the same as claims asserted by Hartz and Braha in the above appeals. By Order dated November 19, 2004, the Law Division transferred that matter to the Superior Court of New Jersey, Appellate Division. The matter is pending.

Several appeals filed by Hartz, Westfield and others, including certain environmental groups, that challenge certain approvals received by the Meadowlands Venture from the NJSEA, the New Jersey Meadowlands Commission (“NJMC”) and the New Jersey Department of Environmental Protection (“NJDEP”) remain pending before the Appellate Division. Some of these appeals challenge NJDEP’s issuance of a stream encroachment permit, waterfront development permit, and coastal zone consistency determination for Meadowlands Xanadu. Other of these appeals are from NJDEP’s and NJMC’s issuance of reports in connection with a consultation process the NJSEA was statutorily required to undertake in connection with any NJSEA-development project.

A Hartz affiliate and a trade association have filed an appeal from an advisory opinion favorable to the Meadowlands Venture issued by the Director of the Division of Alcoholic Beverage Control concerning the availability of special concessionaire permits. That appeal is also pending in the Appellate Division of the Superior Court of New Jersey.

Three separate lawsuits have been filed in the United States District Court for the District of New Jersey, challenging a permit issued by the U.S. Army Corps of Engineers (“USACE”) in connection with the project. The first suit was filed on March 30, 2005, by the Sierra Club, the New Jersey Public Interest Group, Citizen Lobby, Inc. and the New Jersey Environmental Federation. Additional suits were filed on May 16 and May 31, 2005, respectively, by Hartz (together with one of its officers as an individual named plaintiff) and the Borough of Carlstadt. The Sierra Club also filed a motion for a preliminary injunction to stop certain construction activities on the project, which the Court denied on July 6, 2005. On October 26, 2005, the court granted the motions of the Meadowlands Venture and the USACE to dismiss the Hartz complaint for lack of standing.

On April 5, 2005, the New York Football Giants (“Giants”) filed an emergent application with the Supreme Court of New Jersey, Chancery Division, seeking an injunction stopping all work on the Meadowlands Xanadu as being in violation of its existing lease with the NJSEA. The court heard an oral argument on the application on August 5, 2005, and denied the Giants’ motion for preliminary injunctive relief. The Giants’ claim for permanent injunction relief remains pending. However, the parties to this dispute have reached a tentative settlement. The Giants and Meadowlands Venture have executed a settlement agreement, which is awaiting execution by the NJSEA. The proposed settlement agreement provides, among other things, for the Meadowlands Venture to pay the Giants approximately $15 million as compensation for claims of construction interference.

The New Jersey Builders’ Association (“NJBA”) has commenced an action, which is pending in the Appellate Division, alleging that the NJSEA has failed to meet a purported obligation to provide affordable housing at the Meadowlands Complex and seeking, among other relief, an order enjoining the construction of Meadowlands

Xanadu. NJBA filed an application for preliminary injunctive relief seeking to enjoin further construction of Meadowlands Xanadu, which the Appellate Division denied on July 28, 2005. The Meadowlands Venture is not a party to that action.

The Operating Partnership believes that the Meadowlands Venture’s proposal and the planned project comply with applicable laws, and the Meadowlands Venture intends to continue its vigorous defense of its rights under the Redevelopment Agreement and Ground Lease. Although there can be no assurance, the Operating Partnership does not believe that the pending lawsuits will have any material affect on its ability to develop the Meadowlands Xanadu project.

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

Approximately $1.8 billion of the Operating Partnership’s long-term debt and other obligations bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rates on the variable rate debt as of September 30, 2005 was LIBOR plus 65 basis points.

(dollars in thousands)
September 30, 2005	Maturity Date
Debt,	10/1/05 –
including current portion	12/31/05	2006	2007	2008	2009	Thereafter	Total	Fair Value

Fixed Rate	$11,373	$177,209	$ 25,507	$15,265	$306,104	$1,249,702	$1,785,160	$1,847,872
Average Interest Rate	5.74%	6.91%	5.69%	4.97%	7.43%	5.93%	6.34%

Variable Rate					$227,000		$ 227,000	$ 227,000

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

On February 12, 2003, the NJSEA selected The Mills Corporation and the Operating Partnership to redevelop the Continental Airlines Arena site (“Arena Site”) for mixed uses, including retail. In March 2003, Hartz Mountain Industries, Inc., (“Hartz”), filed a lawsuit in the Superior Court of New Jersey, Law Division, for Bergen County, seeking to enjoin NJSEA from entering into a contract with the Meadowlands Venture for the redevelopment of the Continental Airlines Arena site. In May 2003, the court denied Hartz’s request for an injunction and dismissed its suit for failure to exhaust administrative remedies. In June 2003, the NJSEA held hearings on Hartz’s protest, and on a parallel protest filed by another rejected developer, Westfield, Inc. (“Westfield”). On September 10, 2003, the NJSEA ruled against Hartz’s and Westfield’s protests, Hartz and Westfield, as well as Elliot Braha and three other taxpayers (collectively “Braha”), thereafter filed appeals from the NJSEA’s final decision. By decision dated May 14, 2004, the Appellate Division of the Superior Court of New Jersey rejected the appellants’ contention that the NJSEA lacks statutory authority to allow retail development of its property. The Appellate Division also remanded Hart’s claim under the Open Public Records Acts, seeking disclosure of additional documents from NJSEA, to the Law Division for further proceedings. The Supreme Court of New Jersey declined to review the Appellate Division’s decision. On August 19, 2004, the Law Division issued a decision resolving Hartz’s Open Public Records Act claim and ordered NJSEA to disclose some, but not all, of the documents Hartz was seeking. The Appellate Division, in a decision rendered on November 24, 2004, upheld the findings of the Law Division in the remand proceeding. The Supreme Court of New Jersey declined to review the Appellate Division’s decision. At Hartz’s request, the NJSEA thereafter held further hearings on December 15 and 16, 2004, to review certain additional facts in support of Hartz’s and Westfield’s bid protest. Braha, as a taxpayer, did not have standing to participate in the supplemental protest hearing. On March 4, 2005, the Hearing Officer rendered his Supplemental Report and Recommendation to the NJSEA, finding no merit in the protests presented by Hartz and Westfield. The NJSEA accepted the Hearing Officer’s Supplemental Report and Recommendation on March 30, 2005 and Hartz and Braha have appealed that decision to the Appellate Division.

In January 2004, Hartz and Westfield also appealed to the Appellate Division of the Supreme Court of New Jersey from the NJSEA’s December 2003 approval and execution of the Redevelopment Agreement with the Meadowlands Venture.

In November 2004, Hartz and Westfield filed additional appeals in the Appellate Division challenging NJSEA’s resolution authorizing the execution of the First Amendment to the Redevelopment Agreement with Meadowlands Venture and the ground lease with the Meadowlands Venture.

All of the above appeals have been consolidated by the Appellate Division and are pending.

On September 30, 2004, the Borough of Carlstadt filed an action in the Superior Court of New Jersey Law Division, challenging Meadowlands Xanadu, which asserts claims that are substantially the same as claims asserted by Hartz and Braha in the above appeals. By Order dated November 19, 2004, the Law Division transferred that matter to the Superior Court of New Jersey, Appellate Division. The matter is pending.

Several appeals filed by Hartz, Westfield and others, including certain environmental groups, that challenge certain approvals received by the Meadowlands Venture from the NJSEA, the New Jersey Meadowlands Commission (“NJMC”) and the New Jersey Department of Environmental Protection (“NJDEP”) remain pending before the Appellate Division. Some of these appeals challenge NJDEP’s issuance of a stream encroachment permit, waterfront development permit, and coastal zone consistency determination for Meadowlands Xanadu. Other of these appeals are from NJDEP’s and NJMC’s issuance of reports in connection with a consultation process the NJSEA was statutorily required to undertake in connection with any NJSEA-development project.

A Hartz affiliate and a trade association have filed an appeal from an advisory opinion favorable to the Meadowlands Venture issued by the Director of the Division of Alcoholic Beverage Control concerning the availability of special concessionaire permits. That appeal is also pending in the Appellate Division of the Superior Court of New Jersey.

Three separate lawsuits have been filed in the United States District Court for the District of New Jersey, challenging a permit issued by the U.S. Army Corps of Engineers (“USACE”) in connection with the project. The first suit was filed on March 30, 2005, by the Sierra Club, the New Jersey Public Interest Group, Citizen Lobby, Inc. and the New Jersey Environmental Federation. Additional suits were filed on May 16 and May 31, 2005, respectively, by Hartz (together with one of its officers as an individual named plaintiff) and the Borough of Carlstadt. The Sierra Club also filed a motion for a preliminary injunction to stop certain construction activities on the project, which the Court denied on July 6, 2005. On October 26, 2005, the court granted the motions of the Meadowlands Venture and the USACE to dismiss the Hartz complaint for lack of standing.

On April 5, 2005, the New York Football Giants (“Giants”) filed an emergent application with the Supreme Court of New Jersey, Chancery Division, seeking an injunction stopping all work on the Meadowlands Xanadu as being in violation of its existing lease with the NJSEA. The court heard an oral argument on the application on August 5, 2005, and denied the Giants’ motion for preliminary injunctive relief. The Giants’ claim for permanent injunction relief remains pending. However, the parties to this dispute have reached a tentative settlement. The Giants and Meadowlands Venture have executed a settlement agreement, which is awaiting execution by the NJSEA. The proposed settlement agreement provides, among other things, for the Meadowlands Venture to pay the Giants approximately $15 million as compensation for claims of construction interference.

The New Jersey Builders’ Association (“NJBA”) has commenced an action, which is pending in the Appellate Division, alleging that the NJSEA has failed to meet a purported obligation to provide affordable housing at the Meadowlands Complex and seeking, among other relief, an order enjoining the construction of Meadowlands Xanadu. NJBA filed an application for preliminary injunctive relief seeking to enjoin further construction of Meadowlands Xanadu, which the Appellate Division denied on July 28, 2005. The Meadowlands Venture is not a party to that action.

The Operating Partnership believes that the Meadowlands Venture’s proposal and the planned project comply with applicable laws, and the Meadowlands Venture intends to continue its vigorous defense of its rights under the Redevelopment Agreement and Ground Lease. Although there can be no assurance, the Operating Partnership does not believe that the pending lawsuits will have any material affect on its ability to develop the Meadowlands Xanadu project.

There are no other material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Operating Partnership is a party or to which any of the Properties is subject.

MACK-CALI REALTY, L.P.

Part II – Other Information (continued)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	COMMON UNITS

During the three months ended September 30, 2005, the Corporation issued 101,815 shares of common stock to holders of common units in the Operating Partnership upon the redemption of such common units in private offerings pursuant to Section 4(2) of the Securities Act. The holders of the common units were limited partners of the Operating Partnership and accredited investors under Rule 501 of the Securities Act. The common units were converted into an equal number of shares of common stock. The Corporation has registered the resale of such shares under the Securities Act.

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

Mack-Cali Realty, L.P.
(Registrant)
	By:	Mack-Cali Realty Corporation
its General Partner

Date: October 31, 2005	By:	/s/ Mitchell E. Hersh

Mitchell E. Hersh
President and
Chief Executive Officer

Date: October 31, 2005	By:	/s/ Barry Lefkowitz

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

10.50

Extension and Modification Agreement dated as of September 16, 2005 by and among Mack-Cali Realty, L.P., JPMorgan Chase Bank, N.A., as administrative agent, and the several Lenders party thereto (filed as Exhibit 10.1 to the Operating Partnership’s Form 8-K dated September 16, 2005 and incorporated herein by reference).

10.51

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

10.52

Contribution and Exchange Agreement among The MK Contributors, The MK Entities, The Patriot Contributors, The Patriot Entities, Patriot American Management and Leasing Corp., Cali Realty, L.P. and Cali Realty Corporation, dated September 18, 1997 (filed as Exhibit 10.98 to the Corporation’s Form 8-K dated September 19, 1997 and incorporated herein by reference).

10.53

First Amendment to Contribution and Exchange Agreement, dated as of December 11, 1997, by and among the Company and the Mack Group (filed as Exhibit 10.99 to the Corporation’s Form 8-K dated December 11, 1997 and incorporated herein by reference).

10.54

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

10.56

2000 Employee Stock Option Plan (filed as Exhibit 10.1 to the Corporation’s Registration Statement on Form S-8, Registration No. 333-52478, and incorporated herein by reference), as amended by the First Amendment to the 2000 Employee Stock Option Plan (filed as Exhibit 10.17 to the Corporation’s Form 10-Q dated June 30, 2002 and incorporated herein by reference).

10.57

Amended and Restated 2000 Director Stock Option Plan (filed as Exhibit 10.2 to the Corporation’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, Registration No. 333-100244, and incorporated herein by reference).

10.58

Mack-Cali Realty Corporation 2004 Incentive Stock Plan (filed as Exhibit 10.1 to the Corporation’s Registration Statement on Form S-8, Registration No. 333-116437, and incorporated herein by reference).

Exhibit
Number	Exhibit Title

10.59	Deferred Compensation Plan for Directors (filed as Exhibit 10.1 to the Corporation’s Registration Statement on Form S-8, Registration No. 333-80081, and incorporated herein by reference).

10.60

Form of Indemnification Agreement by and between Mack-Cali Realty Corporation and each of William L. Mack, John J. Cali, Mitchell E. Hersh, David S. Mack, John R. Cali, Alan S. Bernikow, Kenneth M. Duberstein, Martin S. Berger, Martin D. Gruss, Nathan Gantcher, Vincent Tese, Roy J. Zuckerberg, Alan G. Philibosian, Irvin D. Reid, Robert F. Weinberg, Barry Lefkowitz, Roger W. Thomas, Michael A. Grossman, James Clabby, Anthony Krug, Dean Cingolani, Anthony DeCaro Jr., Mark Durno, William Fitzpatrick, John Kropke, Nicholas Mitarotonda, Jr., Michael Nevins, Virginia Sobol, Albert Spring and Daniel Wagner (filed as Exhibit 10.28 to the Operating Partnership’s Form 10-Q dated September 30, 2002 and incorporated herein by reference).

10.61

Indemnification Agreement dated October 22, 2002 by and between Mack-Cali Realty Corporation and John Crandall (filed as Exhibit 10.29 to the Operating Partnership’s Form 10-Q dated September 30, 2002 and incorporated herein by reference).

10.62

Second Amendment to Contribution and Exchange Agreement, dated as of June 27, 2000, between RMC Development Company, LLC f/k/a Robert Martin Company, LLC, Robert Martin Eastview North Company, L.P., the Company and the Operating Partnership (filed as Exhibit 10.44 to the Operating Partnership’s Form 10-K dated December 31, 2002 and incorporated herein by reference.)

10.63

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

10.65

First Amendment to Redevelopment Agreement by and between the New Jersey Sports and Exposition Authority and Meadowlands Mills/Mack-Cali Limited Partnership dated October 5, 2004 (filed as Exhibit 10.54 to the Corporation’s Form 10-Q dated September 30, 2004 and incorporated herein by reference).

10.65

Letter Agreement by and between Mack-Cali Realty Corporation and The Mills Corporation dated October 5, 2004 (filed as Exhibit 10.55 to the Corporation’s Form 10-Q dated September 30, 2004 and incorporated herein by reference).

10.67

First Amendment to Limited Partnership Agreement of Meadowlands Mills/Mack-Cali Limited Partnership by and between Meadowlands Mills Limited Partnership, Mack-Cali Meadowlands Entertainment L.L.C. and Mack-Cali Meadowlands Special L.L.C. dated as of June 30, 2005 (filed as Exhibit 10.66 to the Operating Partnership’s Form 10-Q dated June 30, 2005 and incorporated herein by reference).

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