Form 10-Q
period 2006-03-31
MACK CALI REALTY L P
filed 2006-05-04
CIK 1067063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Large accelerated filer X    Accelerated filer ___    Non-accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES___ NO _X_

MACK-CALI REALTY, L.P.

FORM 10-Q

INDEX

Part I	Financial Information	Page

Item 1.	Financial Statements (unaudited):

Consolidated Balance Sheets as of March 31, 2006

and December 31, 2005	4

Consolidated Statements of Operations for the three months

ended March 31, 2006 and 2005	5

Consolidated Statement of Changes in Partners’ Capital for the

three months ended March 31, 2006	6

Consolidated Statements of Cash Flows for the three months

ended March 31, 2006 and 2005	7

Notes to Consolidated Financial Statements	8-35

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	36-52

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52

Item 4.	Controls and Procedures	52

Part II	Other Information

Item 1.	Legal Proceedings	53-54

Item 1A.	Risk Factors	54

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 3.	Defaults Upon Senior Securities	55

Item 4.	Submission of Matters to a Vote of Security Holders	55

Item 5.	Other Information	55

Item 6.	Exhibits	55

Signatures	56

MACK-CALI REALTY, L.P.

Part I – Financial Information

Item 1.	Financial Statements

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

The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in Mack-Cali Realty, L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

The results of operations for the three month periods ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts) (unaudited)

ASSETS	March 31, 2006	December 31, 2005

Rental property
Land and leasehold interests	$ 677,409	$ 637,653
Buildings and improvements	3,637,419	3,539,003
Tenant improvements	318,703	307,664
Furniture, fixtures and equipment	7,428	7,432

	4,640,959	4,491,752
Less – accumulated depreciation and amortization	(747,039)	(722,980)

	3,893,920	3,768,772
Rental property held for sale, net	10,484	--

Net investment in rental property	3,904,404	3,768,772
Cash and cash equivalents	11,605	60,397
Marketable securities available for sale at fair value	--	50,847
Investments in unconsolidated joint ventures	63,164	62,138
Unbilled rents receivable, net	98,875	92,692
Deferred charges and other assets, net	216,770	197,634
Restricted cash	14,013	9,221
Accounts receivable, net of allowance for doubtful accounts
of $1,239 and $1,088	6,134	5,801

Total assets	$4,314,965	$4,247,502

LIABILITIES AND PARTNERS’ CAPITAL

Senior unsecured notes	$1,630,683	$1,430,509
Revolving credit facility	92,000	227,000
Mortgages, loans payable and other obligations	385,077	468,672
Distributions payable	48,724	48,178
Accounts payable, accrued expenses and other liabilities	88,309	85,481
Rents received in advance and security deposits	52,160	47,685
Accrued interest payable	19,851	27,871

Total liabilities	2,316,804	2,335,396

Commitments and contingencies

Partners’ capital:
General Partner, 10,000 and 10,000 preferred units outstanding	24,836	24,836
General Partner, 62,230,447 and 62,019,646 common units outstanding	1,487,744	1,487,241
Limited partners, 15,558,056 and 13,650,439 common units outstanding	485,581	400,819
Accumulated other comprehensive loss	--	(790)

Total partners’ capital	1,998,161	1,912,106

Total liabilities and partners’ capital	$4,314,965	$4,247,502

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts) (unaudited)

	Three Months Ended
	March 31,
REVENUES	2006	2005

Base rents	$138,075	$132,236
Escalations and recoveries from tenants	22,820	18,339
Parking and other	2,581	1,761

Total revenues	163,476	152,336

EXPENSES

Real estate taxes	22,100	19,051
Utilities	15,443	11,896
Operating services	22,358	21,269
General and administrative	8,959	7,418
Depreciation and amortization	39,502	35,629
Interest expense	31,423	28,398
Interest and dividend income	(1,446)	(64)

Total expenses	138,339	123,597

Income from continuing operations before equity
in earnings of unconsolidated joint ventures
and gains on sales of investments	25,137	28,739
Minority interest in consolidated joint ventures	--	(74)
Equity in earnings (loss) of unconsolidated joint
ventures, net	247	(312)
Gain on sale of investment in marketable securities	15,060	--
Gain on sale of investment in unconsolidated
joint ventures	--	35

Income from continuing operations	40,444	28,388
Discontinued operations:
Income from discontinued operations	188	2,158
Realized gains (losses) and unrealized losses
on disposition of rental property, net	--	(897)

Total discontinued operations, net	188	1,261

Net income	40,632	29,649
Preferred unit distributions	(500)	(4,409)

Net income available to common unitholders	$ 40,132	$ 25,240

Basic earnings per common unit:
Income from continuing operations	$ 0.53	$ 0.35
Discontinued operations	--	0.02

Net income available to common unitholders	$ 0.53	$ 0.37

Diluted earnings per common unit:
Income from continuing operations	$ 0.52	$ 0.35
Discontinued operations	--	0.01

Net income available to common unitholders	$ 0.52	$ 0.36

Distributions declared per common unit	$ 0.63	$ 0.63

Basic weighted average units outstanding	76,318	68,807

Diluted weighted average units outstanding	76,642	69,273

The accompanying notes are an integral part of these consolidated financial statements

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL (in thousands) (unaudited)

	General	General	Limited	General	General	Limited	Accumulated
	Partner	Partner	Partners	Partner	Partner	Partners	Other	Total
	Preferred	Common	Common	Preferred	Common	Common	Comprehensive	Partners’	Comprehensive
	Units	Units	Units	Unitholders	Unitholders	Unitholders	Income/(Loss)	Capital	Income

Balance at January 1, 2006	10	62,020	13,650	$24,836	$1,487,241	$400,819	$ (790)	$1,912,106	--
Net income	--	--	--	500	32,597	7,535	--	40,632	$40,632
Distributions	--	--	--	(500)	(39,259)	(8,965)	--	(48,724)	--
Redemption of limited
partners common units
for shares of
common stock	--	35	(35)	--	1,019	(1,019)	--	--	--
Issuance of limited partner
common units	--	--	1,943	--	--	87,211	--	87,211	---
Units issued under Dividend
Reinvestment and Stock
Purchase Plan	--	2	--	--	83	--	--	83	--
Contributions – proceeds
from stock options
exercised	--	181	--	--	5,259	--	--	5,259	-
Stock options expense	--	--	--	--	37	--	--	37	--
Comprehensive Gain:
Unrealized holding gain on
marketable securities
available for sale	--	--	--	--	--	--	15,850	15,850	15,850
Directors Deferred comp.
plan	--	--	--	--	74	--	--	74	--
Amortization of stock comp.	--	--	--	--	693	--	--	693	--
Cancellation of restricted
stock	--	(7)	--	--	--	--	--	--	--
Reclassification adjustment for
realized gain included
in net income	--	--	--	--	--	--	(15,060)	(15,060)	(15,060)

Balance at March 31, 2006	10	62,231	15,558	$24,836	$1,487,744	$485,581	$ --	$1,998,161	$41,422

The accompanying notes are an integral part of these consolidated financial statements

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2006	2005

Net income	$ 40,632	$ 29,649
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	39,502	35,629
Depreciation and amortization on discontinued operations	140	571
Stock options expense	37	37
Amortization of stock compensation	693	760
Amortization of deferred financing costs and debt discount	721	892
Equity in earnings (loss) of unconsolidated joint ventures, net	(247)	312
Gain on sale of investment in unconsolidated joint venture	--	(35)
Gain on sale of marketable securities available for sale	(15,060)	--
Realized gains (losses) and unrealized losses on disposition
of rental property	--	897
Minority interest in consolidated joint venture	--	74
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(6,183)	(3,329)
Increase in deferred charges and other assets, net	(6,802)	(10,665)
Increase in accounts receivable, net	(333)	(2,493)
Increase in accounts payable, accrued expenses and other
liabilities	2,698	3,796
Increase in rents received in advance and security deposits	4,475	2,790
Decrease in accrued interest payable	(8,020)	(9,410)

Net cash provided by operating activities	$ 52,253	$ 49,475

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to rental property and related intangibles	$ (35,312)	$(356,416)
Repayments of notes receivable	39	--
Investment in unconsolidated joint ventures	(779)	(15,254)
Purchase of marketable securities available for sale	(11,912)	--
Proceeds from sale of investment in unconsolidated joint venture	--	2,676
Acquisition of minority interest in consolidated joint venture	--	(7,713)
Proceeds from sales of rental property	--	20,126
Proceeds from sale of marketable securities available for sale	78,609	--
(Increase) decrease in restricted cash	(4,792)	932

Net cash provided by (used in) investing activities	$ 25,853	$(355,649)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from senior unsecured notes	$ 199,914	$ 149,078
Borrowings from revolving credit facility	223,750	396,000
Repayment of revolving credit facility	(358,750)	(193,000)
Repayment of mortgages, loans payable and other obligations	(148,509)	(5,596)
Payment of financing costs	(384)	(1,323)
Proceeds from stock options exercised	5,259	9,544
Payment of distributions	(48,178)	(47,712)

Net cash (used in) provided by financing activities	$(126,898)	$ 306,991

Net (decrease) increase in cash and cash equivalents	$ (48,792)	$ 817
Cash and cash equivalents, beginning of period	60,397	12,270

Cash and cash equivalents, end of period	$ 11,605	$ 13,087

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share/unit amounts) (unaudited)

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

The General Partner is a fully integrated, self-administered, self-managed real estate investment trust (“REIT”). The General Partner controls the Operating Partnership as its sole general partner, and owned an 80.0 percent and 82.0 percent common unit interest in the Operating Partnership as of March 31, 2006 and December 31, 2005, respectively.

The General Partner’s business is the ownership of interests in and operation of the Operating Partnership, and all of the General Partner’s expenses are incurred for the benefit of the Operating Partnership. The General Partner is reimbursed by the Operating Partnership for all expenses it incurs relating to the ownership and operation of the Operating Partnership.

As of March 31, 2006, the Operating Partnership owned or had interests in 277 properties plus developable land (collectively, the “Properties”). The Properties aggregate approximately 30.9 million square feet, which are comprised of 169 office buildings and 97 office/flex buildings, totaling approximately 30.5 million square feet (which include one office building and one office/flex building aggregating 538,000 square feet owned by unconsolidated joint ventures in which the Operating Partnership has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, two retail properties totaling approximately 17,300 square feet, one hotel (which is owned by an unconsolidated joint venture in which the Operating Partnership has an investment interest) and two parcels of land leased to others. The Properties are located in seven states, primarily in the Northeast, plus the District of Columbia.

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

Rental

Property

Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Included in total rental property is construction and development in-progress of $131,392 and $118,816 (including land of $61,490 and $58,883) as of March 31, 2006 and December 31, 2005, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

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

Rental Property

Held for Sale and

Discontinued

Operations

When assets are identified by management as held for sale, the Operating Partnership discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If, in management’s opinion, the estimated net sales price of the assets which have been identified as held for sale is less than the net book value of the assets, a valuation allowance is established. Properties identified as held for sale and/or sold are presented in discontinued operations for all periods presented. See Note 6: Discontinued Operations.

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

The Operating Partnership has evaluated its joint ventures with regards to FIN 46. As of March 31, 2006, the Operating Partnership has identified its Meadowlands Xanadu joint venture as a VIE, but is not consolidating such venture as the Operating Partnership is not the primary beneficiary. Disclosure about this VIE is included in Note 4: Investments in Unconsolidated Joint Ventures.

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

The Operating Partnership’s marketable securities at December 31, 2005 carried a value of $50,847 and consisted of 1,468,300 shares of common stock in CarrAmerica Realty Corporation, which were all acquired in 2005. The Operating Partnership’s marketable securities at December 31, 2005 were all classified as available-for-sale and were carried at fair value based on quoted market prices. The Operating Partnership recorded an unrealized holding loss of $790 as other comprehensive loss in 2005. From January 1, 2006 through

January 25, 2006, the Operating Partnership purchased an additional 336,500 shares of common stock in CarrAmerica for a total purchase price of $11,912.

The Operating Partnership received dividend income of approximately $902 from its holdings in CarrAmerica stock during the three months ended March 31, 2006, which is recorded in interest and dividend income. During the three months ended March 31, 2006, the Operating Partnership sold all of its 1,804,800 shares of CarrAmerica common stock realizing a gain of approximately $15,060, which is recorded in gain on sale of marketable securities.

Deferred

Financing Costs

Costs incurred in obtaining financing are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $721 and $892 for the three months ended March 31, 2006 and 2005, respectively.

Deferred

Leasing Costs

Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Operating Partnership are compensated for providing leasing services to the Properties. The portion of such compensation, which is capitalized and amortized, approximated $849 and $957 for the three months ended March 31, 2006 and 2005, respectively.

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

Revenue

Recognition

Base rental revenue is recognized on a straight-line basis over the terms of the respective leases. Unbilled rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements. Above-market and below-market lease values for acquired properties are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed-rate renewal options for below-market leases. The capitalized above-market lease values for acquired properties are amortized as a reduction of base rental revenue over the remaining term of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed-rate renewal options of the respective leases. Escalations and recoveries from tenants are received from tenants for certain costs as provided in the lease agreements. These costs generally include real estate taxes, utilities, insurance, common area maintenance and other recoverable costs. See Note 14: Tenant Leases. Parking and other revenue includes income from parking spaces leased to tenants, income from tenants for additional services arranged for the Operating Partnership, income from tenants for early lease terminations and income from managing and/or leasing properties for third parties.

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

Distributions

Payable

The distributions payable at March 31, 2006 represents distributions payable to preferred unitholders (10,000 Series C preferred units) and common unitholders (62,315,257 common units) for all such holders of record as of April 5, 2006 with respect to the first quarter 2006. The first quarter 2006 Series C preferred unit distributions of $50.00 per preferred unit and common unit distributions of $0.63 per common unit were approved by the Corporation’s Board of Directors on March 28, 2006. The Series C preferred unit distributions and common unit distributions payable were paid on April 17, 2006.

The distributions payable at December 31, 2005 represents distributions payable to preferred unitholders (10,000 Series C preferred units) and common unitholders (75,678,745 common units) for all such holders of record as of January 5, 2006 with respect to the fourth quarter 2005. The fourth quarter 2005 Series C preferred unit distributions of $50.00 per preferred unit and common unit distributions of $0.63 per common unit were approved by the Corporation’s Board of Directors on December 6, 2005. The common unit distributions payable were paid on January 13, 2006. The Series C preferred unit distributions payable were paid on January 17, 2006.

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

In 2002, the Operating Partnership adopted the provisions of FASB No. 123 and in 2006, the Operating Partnership adopted the provisions of FASB No. 123(R). These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”) and stock options at the grant date be amortized ratably into expense over the appropriate vesting period. For the three months ended March 31, 2006 and 2005, the Operating Partnership recorded restricted stock and stock options expense of $730 and $797, respectively. FASB No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, was issued in December 2002 and amends FASB No. 123, Accounting for Stock Based Compensation. FASB No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation. In addition, this Statement amends the disclosure requirements of FASB No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FASB No. 148 disclosure requirements are presented below:

The following table illustrates the effect on net income and earnings per unit if the fair value based method had been applied to all outstanding and unvested stock awards for the three months ended March 31, 2005:

Basic EPU

Net income, as reported	$29,649
Add: Stock-based compensation expense included in reported
net income	797
Deduct: Total stock-based compensation expense determined
under fair value based method for all awards	(933)

Pro forma net income	29,513
Deduct: Preferred unit distributions	(4,409)

Pro forma net income available to common unitholders – basic	$25,104

Earnings Per Unit:
Basic – as reported	$ 0.37
Basic – pro forma	$ 0.37

Diluted – as reported	$ 0.36
Diluted – pro forma	$ 0.36

Other

Comprehensive

Income	Other comprehensive income (loss) includes items that are recorded in equity, such as unrealized holding gains or losses on marketable securities available for sale.

3.	REAL ESTATE PROPERTY TRANSACTIONS

Property Acquisitions

The Operating Partnership acquired the following office properties during the three months ended March 31, 2006:

Acquisition			# of	Rentable	Acquisition
Date	Property/Address	Location	Bldgs.	Square Feet	Cost (a)

02/28/06	Capital Office Park (b)	Greenbelt, Prince George’s County, MD	7	842,258	$166,011

Total Property Acquisitions:			7	842,258	$166,011

(a) Amounts are as of March 31, 2006.
(b) This transaction was funded primarily through the assumption of $63.2 million of mortgage debt and the issuance of 1.9 million common operating partnership units valued at $87.2 million.

The Gale Transaction

On February 16, 2006, the Operating Partnership announced it had reached agreements in principle with each of SL Green Realty Corp. (“SL Green”) and The Gale Company, a privately-owned real estate services company based in New Jersey, pursuant to which the Operating Partnership plans to acquire interests in certain assets and operations of SL Green and The Gale Company.

In furtherance of these acquisitions, on March 7, 2006 and as subsequently amended on March 31, 2006, the Operating Partnership entered into a Membership Interest Purchase and Contribution Agreement (the “Gale Contribution Agreement”) to acquire all of the ownership interests in The Gale Services Company, L.L.C. and the Gale Construction Services Company, L.L.C., which entities engage in real property management, construction management, facilities management, and leasing and real estate brokerage services. The interests will be acquired by the Operating Partnership for aggregate consideration of up to approximately $40 million, as follows:

1.	224,719 common operating partnership units, valued at $44.50 per unit, to be issued by the Operating Partnership;

2.	Approximately $12 million in cash; and

3.

Earn-out provisions (the “Earn-Out”) based upon the achievement of Gross Income and NOI (as such terms are defined in the Gale Contribution Agreement) targets for the three years following the closing date pursuant to which up to an additional $18 million in cash may be paid by the Operating Partnership.

In addition, the Operating Partnership may also acquire certain other ownership interests of Mr. Stanley C. Gale and/or certain of his affiliates, in up to eleven properties (the "Non-Portfolio Properties"), subject to obtaining certain third party consents and the satisfaction of various property-related and/or other conditions. These ownership interests range from less than one percent (subject to increase in accordance with terms under negotiation) to approximately 50 percent (subject to increase or reduction as may be negotiated) of each of the Non-Portfolio Properties. The Operating Partnership expects to acquire these ownership interests in the Non-Portfolio Properties through the assumption of existing or placement of new mortgage debt, drawing funds from the Operating Partnership's unsecured revolving credit facility and/or the payment of cash for a total amount of up to approximately $24 million.

Concurrent with the execution of the Gale Contribution Agreement, Mack-Cali Ventures, L.L.C., a wholly-owned subsidiary of the Operating Partnership (the “OP Subsidiary”), entered into a Contribution and Sale Agreement (the “SLG Contribution Agreement”) to acquire certain direct and indirect ownership interests in entities which own or control a portfolio of properties as described herein below.

Under the SLG Contribution Agreement, the Operating Partnership will acquire 100 percent of the ownership interests in three Class A office properties located in Northern New Jersey with an aggregate of 516,162 square feet (the “Wholly-Owned Properties”). The Wholly-Owned Properties will be acquired for consideration of approximately $106 million, consisting of the assumption of existing mortgage debt on the properties and the payment of cash.

In addition, the OP Subsidiary and the sellers will own all of the membership interests in Mack-Green-Gale LLC (the “Joint Venture”), which will own substantially all of and control certain entities that own:

1.	Ten Class A office properties located in Northern and Central New Jersey with an aggregate of approximately 1.4 million square feet (the “Class A Properties”); and

2.	Seven Class A office properties located in Northern and Central New Jersey with an aggregate of approximately 900,000 square feet (the “Class B Properties”).

In accordance with the OP Subsidiary’s membership interests in the Joint Venture, the OP Subsidiary’s economic interest will represent approximately 95 percent of the Class A Properties and approximately 48 percent of the Class B Properties.

4.	INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

The debt of the Operating Partnership’s unconsolidated joint ventures aggregating $116,174 as of March 31, 2006 is non-recourse to the Operating Partnership, except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations, and except as otherwise indicated below.

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

On December 3, 2003, the Meadowlands Venture entered into a redevelopment agreement (the “Redevelopment Agreement”) with the New Jersey Sports and Exposition Authority (“NJSEA”) for the redevelopment of the area surrounding the Continental Airlines Arena in East Rutherford, New Jersey and the construction of the Meadowlands Xanadu project. The Redevelopment Agreement provides for a 75-year ground lease and requires the Meadowlands Venture to pay the NJSEA a $160,000 development rights fee and fixed rent over the term. Fixed rent will be in the amount of $1 per year for the first 15 years, increasing to $7,500 from the 16th to the 18th years, increasing to $8,447 in the 19th year, increasing to $8,700 in the 20th year, increasing to $8,961 in the 21st year, then to $9,200 in the 23rd to 26th years, with additional increases over the remainder of the term, as set forth in the ground lease. The ground lease also allows for the potential for participation rent payments by the Meadowlands Venture, as described in the ground lease agreement. The First Amendment to the Redevelopment Agreement and the ground lease, itself, were signed on October 5, 2004. The Meadowlands Venture received all necessary permits and approvals from the NJSEA and U.S. Army Corps of Engineers in March 2005 and commenced construction in the same month. As a condition to fill wetlands pursuant to the permit issued by the U.S. Army Corps of Engineers and pursuant to the Redevelopment Agreement, as amended, Mills conveyed certain vacant land, known as the Empire Tract, to a conservancy trust. On June 30, 2005, the $160,000 development rights fee was deposited into an escrow account by the Meadowlands Venture in accordance with the terms of the First Amendment to the Redevelopment Agreement. On such date, the following amounts were paid from escrow: (i) approximately $37,197 to defease certain debt obligations of the NJSEA; and (ii) $26,800 to the NJSEA, which, in turn, paid such amount to the Meadowlands Venture for the Empire Tract. Subsequently, additional monies were released from the escrow account to the NJSEA, such that a total of $130,000 has been released to the NJSEA. The escrow balance of $30,000 is to be released and paid in accordance with the terms of the First Amendment to the Redevelopment Agreement.

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

On February 12, 2003, the NJSEA selected The Mills Corporation and the Operating Partnership to redevelop the Continental Airlines Arena site (“Arena Site”) for mixed uses, including retail. In March 2003, Hartz Mountain Industries, Inc., (“Hartz”), filed a lawsuit in the Superior Court of New Jersey, Law Division, for Bergen County, seeking to enjoin NJSEA from entering into a contract with the Meadowlands Venture for the redevelopment of the Continental Airlines Arena site. In May 2003, the court denied Hartz’s request for an injunction and dismissed its suit for failure to exhaust administrative remedies. In June 2003, the NJSEA held hearings on Hartz’s protest, and on a parallel protest filed by another rejected developer, Westfield, Inc. (“Westfield”). On September 10, 2003, the NJSEA ruled against Hartz’s and Westfield’s protests. Hartz and Westfield, as well as Elliot Braha and three other taxpayers (collectively “Braha”), thereafter filed appeals from the NJSEA’s final decision. By decision dated May 14, 2004, the Appellate Division of the Superior Court of New Jersey rejected the appellants’ contention that the NJSEA lacks statutory authority to allow retail development of its property. The Appellate Division also remanded Hart’s claim under the Open Public Records Acts, seeking disclosure of additional documents from NJSEA, to the

Law Division for further proceedings. The Supreme Court of New Jersey declined to review the Appellate Division’s decision. On August 19, 2004, the Law Division issued a decision resolving Hartz’s Open Public Records Act claim and ordered NJSEA to disclose some, but not all, of the documents Hartz was seeking. The Appellate Division, in a decision rendered on November 24, 2004, upheld the findings of the Law Division in the remand proceeding. The Supreme Court of New Jersey declined to review the Appellate Division’s decision. At Hartz’s request, the NJSEA thereafter held further hearings on December 15 and 16, 2004, to review certain additional facts in support of Hartz’s and Westfield’s bid protest. Braha, as a taxpayer, did not have standing to participate in the supplemental protest hearing. On March 4, 2005, the Hearing Officer rendered his Supplemental Report and Recommendation to the NJSEA, finding no merit in the protests presented by Hartz and Westfield. The NJSEA accepted the Hearing Officer’s Supplemental Report and Recommendation on March 30, 2005 and Hartz and Braha have appealed that decision to the Appellate Division.

In January 2004, Hartz and Westfield also appealed to the Appellate Division of the Superior Court of New Jersey from the NJSEA’s December 2003 approval and execution of the Redevelopment Agreement with the Meadowlands Venture.

In November 2004, Hartz and Westfield filed additional appeals in the Appellate Division challenging NJSEA’s resolution authorizing the execution of the First Amendment to the Redevelopment Agreement with Meadowlands Venture and the ground lease with the Meadowlands Venture.

All of the above appeals have been consolidated by the Appellate Division and are pending.

On September 30, 2004, the Borough of Carlstadt filed an action in the Superior Court of New Jersey Law Division, challenging Meadowlands Xanadu, which asserts claims that are substantially the same as claims asserted by Hartz and Braha in the above appeals. By Order dated November 19, 2004, the Law Division transferred that matter to the Superior Court of New Jersey, Appellate Division. This matter was voluntarily dismissed by Carlstadt in accordance with a March 22, 2006, Settlement Agreement and Release between Carlstadt and the Meadowlands Venture.

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

Three separate lawsuits have been filed in the United States District Court for the District of New Jersey, challenging a permit issued by the U.S. Army Corps of Engineers (“USACE”) in connection with the project. The first suit was filed on March 30, 2005, by the Sierra Club, the New Jersey Public Interest Research Group, Citizen Lobby, Inc. and the New Jersey Environmental Federation. Additional suits were filed on May 16 and May 31, 2005, respectively, by Hartz (together with one of its officers as an individually-named plaintiff) and the Borough of Carlstadt. The Sierra Club also filed a motion for a preliminary injunction to stop certain construction activities on the project, which the Court denied on July 6, 2005. The parties are currently briefing cross motions for summary judgment on the merits of the Sierra Club’s claims. A decision is expected sometime in the latter part of 2006. On October 26, 2005, the court granted the motions of the Meadowlands Venture and the USACE to dismiss the Hartz complaint for lack of standing. The deadline for appealing that decision has passed, so the Hartz action is ended. On October 31, 2005, the USACE filed a motion to dismiss the complaint filed by the Borough of Carlstadt for lack of standing. On February 7, 2006, the Court granted the motion and dismissed the Borough of Carlstadt’s complaint in its entirety. On March 9, 2006, Carlstadt filed a notice of appeal of this decision to the United States Court Appeals for the Third Circuit. This appeal should be dismissed pursuant to the Settlement Agreement and Release executed by Carlstadt and the Meadowlands Venture.

On April 5, 2005, the New York Football Giants (“Giants”) filed an emergent application with the Supreme Court of New Jersey, Chancery Division, seeking an injunction stopping all work on the Meadowlands Xanadu project as being in violation of its existing lease with the NJSEA. The court heard an oral argument on the application on August 5, 2005, and denied the Giants’ motion for preliminary injunctive relief. The Giants’ claim for permanent injunctive relief remains pending. However, the parties to this dispute have reached a tentative settlement. In September 2005, the Giants and Meadowlands Venture executed a settlement agreement. NJSEA subsequently proposed modifications to the settlement agreement, and the parties have not yet executed a final agreement. The proposed settlement agreement provides, among other things, for the Meadowlands Venture to pay the Giants approximately $15 million as compensation for claims of construction interference and for the Giants to otherwise withdraw the assertion of the right to object to the project.

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

On January 25, 2006, the Bergen Cliff Hawks Baseball Club, LLC (the “Cliff Hawks”), filed a complaint against the Operating Partnership and Mills, alleging that the Operating Partnership and Mills breached an agreement to provide the Cliff Hawks with a minor league baseball park as part of the Xanadu Project. This matter is pending.

The Operating Partnership believes that the Meadowlands Venture’s proposal and the planned project comply with applicable laws, and the Meadowlands Venture intends to continue its vigorous defense of its rights under the Redevelopment Agreement and Ground Lease. Although there can be no assurance, the Operating Partnership does not believe that the pending lawsuits will have any material effect on its ability to develop the Meadowlands Xanadu project.

G&G MARTCO (Convention Plaza)

The Operating Partnership holds a 50 percent interest in G&G Martco, which owns Convention Plaza, a 305,618 square foot office building, located in San Francisco, California. The venture has a mortgage loan with a $46,909 balance at March 31, 2006 collateralized by its office property. The loan also provides the venture the ability to increase the balance of the loan up to an additional $729 for the funding of qualified leasing costs. The loan bears interest at a rate of the London Inter-Bank Offered Rate (“LIBOR”) (4.829 percent at March 31, 2006) plus 162.5 basis points and matures in August 2006. The Operating Partnership performs management and leasing services for the property owned by the joint venture and recognized $45 and $34 in fees for such services in the three months ended March 31, 2006 and 2005, respectively.

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

RAMLAND REALTY ASSOCIATES L.L.C. (One Ramland Road)

On August 20, 1998, the Operating Partnership entered into a joint venture with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C. The venture was formed to own, manage and operate One Ramland Road, a 232,000 square foot office/flex building and adjacent developable land, located in Orangeburg, New York. In

August 1999, the joint venture completed redevelopment of the property and placed the office/flex building in service. The Operating Partnership holds a 50 percent interest in the joint venture. The venture has a mortgage loan with a $14,936 balance at March 31, 2006 secured by its office/flex property. The mortgage bears interest at a rate of LIBOR plus 175 basis points and matures in January 2007, with two one-year extension options, subject to certain conditions.

The Operating Partnership performs management, leasing and other services for the property owned by the joint venture and recognized $16 and $9 in fees for such services in the three months ended March 31, 2006 and 2005, respectively.

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

The venture had a mortgage loan with a commercial bank with a $62,902 balance at December 31, 2003 collateralized by its hotel property. The debt bore interest at a rate of LIBOR plus 275 basis points, which was scheduled to mature in December 2003, and was extended through January 29, 2004. On that date, the venture repaid the mortgage loan using the proceeds from a new $40,000 mortgage loan, (with a balance as of March 31, 2006 of $39,226) collateralized by the hotel property, as well as capital contributions from the Operating Partnership and Hyatt of $10,750 each. The new loan carries an interest rate of LIBOR plus 200 basis points and matures in February 2007. The loan currently has two one-year extension options remaining subject to certain conditions, which require payment of a fee. On May 25, 2004, the venture obtained a second mortgage loan with a commercial bank for $20,000 (with a balance as of March 31, 2006 of $5,500) collateralized by the hotel property, in which each partner, including the Operating Partnership, has severally guaranteed repayment of approximately $2,750. The loan carries an interest rate of LIBOR plus 175 basis points and matures in February 2007. The loan currently has two one-year extension options remaining subject to certain conditions, which require payment of a fee. The proceeds from this loan were used to make distributions to the Operating Partnership and Hyatt in the amount of $10,000 each. Additionally, the venture has a loan with a balance as of March 31, 2006 of $7,570 with the City of Jersey City, provided by the U.S. Department of Housing and Urban Development. The loan currently bears interest at fixed rates ranging from 6.09 percent to 6.62 percent and matures in August 2020. The Operating Partnership has posted a $7,570 letter of credit in support of this loan, $3,785 of which is indemnified by Hyatt.

RED BANK CORPORATE PLAZA L.L.C.

On March 23, 2006, the Operating Partnership entered into a joint venture with the PRC Group (“PRC”) to form Red Bank Corporate Plaza L.L.C. The venture was formed to develop Red Bank Corporate Plaza, a 92,878 square foot office building located in Red Bank, New Jersey, which has been fully pre-leased to Hovnanian Enterprises, Inc. for a 10-year term. The Operating Partnership holds a 50 percent interest in the venture. PRC contributed the vacant land for the development of the office building as its initial capital in the venture. The Operating Partnership will fund the costs of development up to the value of the land contributed by PRC of $3,538, and the Operating Partnership and PRC will fund the remaining costs of construction equally. The venture is pursuing construction financing on the project.

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES

The following is a summary of the financial position of the unconsolidated joint ventures in which the Operating Partnership had investment interests as of March 31, 2006 and December 31, 2005:

	March 31, 2006

			Plaza			Red Bank
	Meadowlands	G&G	VIII & IX	Ramland	Harborside	Corporate	Combined
	Xanadu	Martco	Associates	Realty	South Pier	Plaza	Total

Assets:
Rental property, net	$434,923	$ 10,378	$11,870	$ 12,439	$72,980	$3,776	$546,366
Other assets	176,614	6,858	1,745	1,154	9,391	5	195,767

Total assets	$611,537	$ 17,236	$13,615	$ 13,593	$82,371	$3,781	$742,133

Liabilities and partners’/members’
capital (deficit):
Mortgages, loans payable and other
obligations	--	$ 46,909	--	$ 14,936	$54,329	--	$116,174
Other liabilities	$ 37,644	849	$ 1,361	366	2,949	--	43,169
Partners’/members’ capital (deficit)	573,893	(30,522)	12,254	(1,709)	25,093	$3,781	582,790

Total liabilities and partners’/members’
capital (deficit)	$611,537	$ 17,236	$13,615	$ 13,593	$82,371	$3,781	$742,133

Operating Partnership’s investment in
unconsolidated joint ventures, net	$ 35,175	$ 6,448	$ 6,049	$ --	$15,249	$ 243	$ 63,164

	December 31, 2005

			Plaza			Red Bank
	Meadowlands	G&G	VIII & IX	Ramland	Harborside	Corporate	Combined
	Xanadu	Martco	Associates	Realty	South Pier	Plaza	Total

Assets:
Rental property, net	$390,488	$ 10,628	$12,024	$ 12,511	$74,466	--	$500,117
Other assets	171,029	6,427	1,661	1,188	11,393	--	191,698

Total assets	$561,517	$ 17,055	$13,685	$ 13,699	$85,859	--	$691,815

Liabilities and partners’/members’
capital (deficit):
Mortgages, loans payable and other
obligations	--	$ 46,588	--	$ 14,936	$56,970	--	$118,494
Other liabilities	$ 60,447	876	$ 1,361	220	4,341	--	67,245
Partners’/members’ capital (deficit)	501,070	(30,409)	12,324	(1,457)	24,548	--	506,076

Total liabilities and partners’/members’
capital (deficit)	$561,517	$ 17,055	$13,685	$ 13,699	$85,859	--	$691,815

Operating Partnership’s investment in
unconsolidated joint ventures, net	$ 34,640	$ 6,439	$ 6,083	$ --	$14,976	--	$ 62,138

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES

The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Operating Partnership had investment interests during the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31, 2006

			Plaza
	Meadowlands	G&G	VIII & IX	Ramland	Ashford	Harborside	Combined
	Xanadu	Martco	Associates	Realty	Loop	South Pier	Total

Total revenues	--	$1,869	$ 126	$ 512	--	$ 7,829	$10,336
Operating and other expenses	--	(902)	(42)	(340)	--	(4,885)	(6,169)
Depreciation and amortization	--	(355)	(154)	(188)	--	(1,449)	(2,146)
Interest expense	--	(725)	--	(236)	--	(950)	(1,911)

Net income	--	$ (113)	$ (70)	$(252)	--	$ 545	$ 110

Operating Partnership’s equity in
earnings (loss) of
unconsolidated joint ventures	--	$ 10	$ (35)	$ --	---	$ 272	$ 247

	Three Months Ended March 31, 2005

			Plaza
	Meadowlands	G&G	VIII & IX	Ramland	Ashford	Harborside	Combined
	Xanadu	Martco	Associates	Realty	Loop	South Pier	Total

Total revenues	--	$1,581	$ 76	$ 368	$ 405	$ 6,729	$ 9,159
Operating and other expenses	--	(830)	(34)	(318)	(397)	(4,532)	(6,111)
Depreciation and amortization	--	(255)	(154)	(156)	(160)	(1,594)	(2,319)
Interest expense	--	(463)	--	(162)	--	(714)	(1,339)

Net income	--	$ 33	$(112)	$(268)	$(152)	$ (111)	$ (610)

Operating Partnership’s equity in
earnings (loss) of

unconsolidated joint ventures	--	$ (167)	$ (59)	$ --	$ (30)	$ (56)	$ (312)

5.	DEFERRED CHARGES AND OTHER ASSETS

	March 31,	December 31,
	2006	2005

Deferred leasing costs	$175,640	$182,975
Deferred financing costs	21,380	21,764

	197,020	204,739
Accumulated amortization	(66,162)	(73,410)

Deferred charges, net	130,858	131,329
Notes receivable	11,880	11,919
In-place lease values and related intangible assets, net	54,246	37,028
Prepaid expenses and other assets, net	19,786	17,358

Total deferred charges and other assets, net	$216,770	$197,634

6.	DISCONTINUED OPERATIONS

On March 23, 2006, the Operating Partnership entered into an agreement to sell its 118,727 square-foot office building located at 300 Westage Business Center Drive in Fishkill, New York, for a sale price of approximately $15,100. The Operating Partnership expects to complete the sale of the property in the second quarter 2006.

When the Operating Partnership identified its 178,329 square foot office building located at 201 Willowbrook Boulevard in Wayne, New Jersey as held for sale on March 31, 2005, it determined that the carrying amount of this property was not expected to be recovered from estimated net sales proceeds and recognized a valuation allowance of $1,613 during the three months ended March 31, 2005.

As the Operating Partnership sold 111 East Shore Road and 600 Community Drive in North Hempstead, New York; 210 South 16th Street in Omaha, Nebraska; 3600 South Yosemite in Denver, Colorado; 201 Willowbrook Boulevard in Wayne, New Jersey; 1122 Alma Road in Richardson, Texas; and 3 Skyline Drive in Hawthorne, New York during the year ended December 31, 2005; the Operating Partnership has presented these assets as discontinued operations in the statements of operations for all periods presented.

The following tables summarize income from discontinued operations and the related realized gains (losses) and unrealized losses on disposition of rental property, net for the three month periods ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005

Total revenues	$ 566	$ 3,827
Operating and other expenses	(238)	(1,107)
Depreciation and amortization	(140)	(571)
Interest expense (net of interest income)	--	9

Income from discontinued operations	$ 188	$ 2,158

	Three Months Ended
	March 31,
	2006	2005

Realized gains on disposition of rental property	--	$ 716
Unrealized losses on disposition of rental property	--	(1,613)

Realized gains (losses) and unrealized losses
on disposition of rental property, net	--	$ (897)

7.	SENIOR UNSECURED NOTES

A summary of the Operating Partnership’s senior unsecured notes as of March 31, 2006 and December 31, 2005 is as follows:

	March 31,	December 31,	Effective
	2006	2005	Rate (1)

7.250% Senior Unsecured Notes, due March 15, 2009	$ 299,305	$ 299,246	7.49%
5.050% Senior Unsecured Notes, due April 15, 2010	149,778	149,765	5.27%
7.835% Senior Unsecured Notes, due December 15, 2010	15,000	15,000	7.95%
7.750% Senior Unsecured Notes, due February 15, 2011	299,165	299,122	7.93%
5.250% Senior Unsecured Notes, due January 15, 2012	98,869	--	5.46%
6.150% Senior Unsecured Notes, due December 15, 2012	91,611	91,488	6.89%
5.820% Senior Unsecured Notes, due March 15, 2013	25,337	25,309	6.45%
4.600% Senior Unsecured Notes, due June 15, 2013	99,794	99,787	4.74%
5.125% Senior Unsecured Notes, due February 15, 2014	201,888	201,948	5.11%
5.125% Senior Unsecured Notes, due January 15, 2015	149,187	149,164	5.30%
5.800% Senior Unsecured Notes, due January 15, 2016	200,749	99,680	5.81%

Total Senior Unsecured Notes	$1,630,683	$1,430,509

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

2004 Unsecured Facility

On November 23, 2004, the Operating Partnership obtained an unsecured revolving credit facility (“2004 Unsecured Facility”) with a borrowing capacity of $600,000 (expandable to $800,000). The interest rate on outstanding borrowings (not electing the Operating Partnership’s competitive bid feature) under the 2004 Unsecured Facility is currently LIBOR plus 65 basis points. The facility has a competitive bid feature, which allows the Operating Partnership to solicit bids from lenders under the facility to borrow up to $300,000 at interest rates less than the current LIBOR plus 65 basis point spread. As of March 31, 2006, the Operating Partnership’s outstanding borrowings carried a weighted average interest rate of LIBOR plus 45 points. The Operating Partnership may also elect an interest rate representing the higher of the lender’s prime rate or the Federal Funds rate plus 50 basis points. The 2004 Unsecured Facility, which also required a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears, was scheduled to mature in November 2007.

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

SUMMARY

As of March 31, 2006 and December 31, 2005, the Operating Partnership had outstanding borrowings of $92,000 and $227,000, respectively, under the 2004 Unsecured Facility.

9.	MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Operating Partnership has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Operating Partnership’s rental properties. Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

A summary of the Operating Partnership’s mortgages, loans payable and other obligations as of March 31, 2006 and December 31, 2005 is as follows:

		Effective	Principal Balance at
		Interest	March 31,	December 31,
Property Name	Lender	Rate (a)	2006	2005	Maturity

Monmouth Executive Center	LaSalle Brothers CMBS	4.98%	$ 15,860	$16,044	09/01/06 (b)
6411 Ivy Lane	Massachusetts Mutual Life Ins. Co.	5.59%	9,596	--	10/01/06
Mack-Cali Airport	Allstate Life Insurance Co.	7.05%	9,590	9,644	04/01/07
6406 Ivy Lane	Morgan Stanley Guaranty Trust Co.	5.57%	15,212	--	06/01/07
6303 Ivy Lane	State Farm Life Insurance Co.	5.57%	6,297	--	07/01/07
6404 Ivy Lane	TIAA	5.58%	14,123	--	08/01/08
Assumed obligations	Various	4.87%	49,799	53,241	05/01/09 (c)
Various	Prudential Insurance	4.84%	150,000	150,000	01/15/10 (d)
2200 Renaissance Boulevard	TIAA	5.89%	18,087	18,174	12/01/12
Soundview Plaza	TIAA	6.02%	18,326	18,427	01/01/13
9200 Edmonston Road	Principal Commercial Funding L.L.C.	5.53%	5,328	--	05/01/13
6305 Ivy Lane	John Hancock Life Insurance Co.	5.53%	7,420	--	01/01/14
6301 Ivy Lane	John Hancock Life Insurance Co.	5.52%	6,939	--	07/01/14
500 West Putnam Avenue	New York Life Insurance Co.	5.52%	25,000	25,000	01/10/16
23 Main Street	JP Morgan CMBS	5.59%	33,500	33,500	09/01/18
Harborside – Plaza 2 and 3	Northwestern/Principal	--	--	144,642	-- (e)

Total mortgages, loans payable and other obligations			$385,077	$468,672

(a)   Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs and other transaction costs, as applicable.

(b) Mortgage is collateralized by three properties.
(c) The obligations mature at various times between May 2006 and May 2009.
(d) Mortgage is collateralized by seven properties.
(e) On January 3, 2006, the Operating Partnership repaid this mortgage loan at par, using borrowings under the 2004 Unsecured Facility.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED

Cash paid for interest for the three months ended March 31, 2006 and 2005 was $40,170 and $37,999, respectively. Interest capitalized by the Operating Partnership for the three months ended March 31, 2006 and 2005 was $1,487 and $1,237, respectively.

SUMMARY OF INDEBTEDNESS

As of March 31, 2006, the Operating Partnership’s total indebtedness of $2,107,760 (weighted average interest rate of 6.10 percent) was comprised of $92,000 of revolving credit facility borrowings (weighted average rate of 5.26 percent) and fixed rate debt and other obligations of $2,015,760 (weighted average rate of 6.14 percent).

As of December 31, 2005, the Operating Partnership’s total indebtedness of $2,126,181 (weighted average interest rate of 6.15 percent) was comprised of $227,000 of revolving credit facility borrowings (weighted average rate of 4.84 percent) and fixed rate debt of $1,899,181 (weighted average rate of 6.30 percent).

10.	PARTNERS’ CAPITAL

Partners’ capital in the accompanying consolidated financial statements relates to: (a) General Partner’s capital, consisting of common units and Series C preferred units held by the Corporation in the Operating Partnership, and (b) Limited Partners’ capital, consisting of common units held by the limited partners.

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

The Series C Preferred Stock has preference rights with respect to liquidation and distributions over the common stock. Holders of the Series C Preferred Stock, except under certain limited conditions, will not be entitled to vote on any matters. In the event of a cumulative arrearage equal to six quarterly dividends, holders of the Series C Preferred Stock will have the right to elect two additional members to serve on the Corporation’s Board of Directors until dividends have been paid in full. At March 31, 2006, there were no dividends in arrears. The Corporation may issue unlimited additional preferred stock ranking on a parity with the Series C Preferred Stock but may not issue any preferred stock senior to the Series C Preferred Stock without the consent of two-thirds of its holders. The Series C Preferred Stock is essentially on an equivalent basis in priority with the Preferred Units.

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

REPURCHASE OF GENERAL PARTNER UNITS

On September 13, 2000, the Board of Directors of the Corporation authorized an increase to the Corporation’s repurchase program under which the Corporation was permitted to purchase up to an additional $150,000 of the Corporation’s outstanding common stock (“Repurchase Program”). From that date through its last purchases on January 10, 2003, the Corporation purchased and retired, under the Repurchase Program, 3,746,400 shares of its outstanding common stock for an aggregate cost of approximately $104,512. Concurrent with these purchases, the Corporation sold to the Operating Partnership 3,746,500 of its outstanding common units for an aggregate cost of approximately $104,512. The Corporation has a remaining authorization to repurchase up to an additional $45,488 of its outstanding common stock, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

STOCK OPTION PLANS

In May 2004, the Corporation established the 2004 Incentive Stock Plan under which a total of 2,500,000 shares have been reserved for issuance. No options have been granted through March 31, 2006 under this plan. In September 2000, the Corporation established the 2000 Employee Stock Option Plan (“2000 Employee Plan”) and the Amended and Restated 2000 Director Stock Option Plan (“2000 Director Plan”). In May 2002, shareholders of the Corporation approved amendments to both plans to increase the total shares reserved for issuance under both of the 2000 plans from 2,700,000 to 4,350,000 shares of the Corporation’s common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan).

In 1994, and as subsequently amended, the Corporation established the Mack-Cali Employee Stock Option Plan (“Employee Plan”) and the Mack-Cali Director Stock Option Plan (“Director Plan”) under which a total of 5,380,188 shares (subject to adjustment) of the Corporation’s common stock had been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan). As the Employee Plan and Director Plan expired in 2004, stock options may no longer be issued under those plans. Stock options granted under the Employee Plan in 1994 and 1995 became exercisable over a three-year period. Stock options granted under the 2000 Employee Plan and those options granted subsequent to 1995 under the Employee Plan become exercisable over a five-year period. All stock options granted under both the 2000 Director Plan and Director Plan become exercisable in one year. All options were granted at the fair market value at the dates of grant and have terms of ten years. As of March 31, 2006 and December 31, 2005, the stock options outstanding had a weighted average remaining contractual life of approximately 5.4 and 5.7 years, respectively. Stock options exercisable at March 31, 2006 and December 31, 2005 had a weighted average remaining contractual life of 4.9 and 5.2 years, respectively.

Information regarding the Corporation’s stock option plans for the three months ended March 31, 2006 is summarized below:

		Weighted
	Shares Under	Average	Aggregate Intrinsic
	Options	Exercise Price	Value $(000’s)

Outstanding at January 1, 2006	1,083,585	$29.63
Exercised	(180,996)	$29.06
Lapsed or canceled	(16,480)	$28.47

Outstanding at March 31, 2006 ($24.63 – $45.47)	886,109	$29.77	$16,154

Options exercisable at March 31, 2006	601,909	$30.24	$10,690
Available for grant at March 31, 2006	4,605,968	--	--

The weighted average fair value at grant date of options granted during 2005 was $3.62 per option. The fair value of each significant option grant is estimated on the date of grant using the Black-Scholes model. The following weighted average assumptions, based on the analysis of historical Corporation and market data, are included in the Corporation’s fair value calculations of stock options granted in 2005:

2005

Expected life (in years)	6
Risk-free interest rate	3.97%
Volatility	15.00%
Dividend yield	5.54%

No stock options were granted during the three months ended March 31, 2006.

Cash received from options exercised under all stock option plans was $5,259 and $9,544 for the three months ended March 31, 2006 and 2005, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $2,770 and $5,578, respectively.

The Corporation has a policy of issuing new shares to satisfy stock option exercises.

The Operating Partnership recognized stock options expense of $37 and $37 for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, the Operating Partnership had $5,462 of total unrecognized compensation cost related to unvested stock compensation granted under the Corporation’s stock compensation plans. That cost is expected to be recognized over a weighted average period of 2.6 years.

STOCK COMPENSATION

The Corporation has granted stock awards (“Restricted Stock Awards”) to officers, certain other employees, and non-employee members of the Board of Directors of the Corporation, which allow the holders to each receive a certain amount of shares of the Corporation’s common stock generally over a one to five-year vesting period and generally based on time and service, of which 184,946 shares were outstanding at March 31, 2006. 83,746 of the outstanding Restricted Stock Awards granted to executive officers and senior management are contingent upon the Corporation meeting certain performance and/or stock price appreciation objectives. All Restricted Stock Awards provided to the officers and certain other employees were granted under the 2000 Employee Plan and the Employee Plan. Restricted Stock Awards granted to directors were granted under the 2000 Director Plan.

Information regarding the Restricted Stock Awards for the three months ended March 31, 2006 is summarized below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value

Outstanding at January 1, 2006	246,944	$37.17
Vested	(55,248)	$35.66
Forfeited	(6,750)	$43.59

Outstanding at March 31, 2006	184,946	$37.38

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

During the three months ended March 31, 2006 and 2005, 1,635 and 1,889 deferred stock units were earned, respectively. As of March 31, 2006 and December 31, 2005, there were 32,533 and 30,903 director stock units outstanding, respectively.

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

On February 28, 2006, in connection with the acquisition of Capital Office Park, the Operating Partnership issued 1,942,334 common units in the Operating Partnership, valued at approximately $87,211.

As of March 31, 2006 and December 31, 2005, the Operating Partnership had 15,558,056 and 13,650,439 common units outstanding, respectively.

EARNINGS PER UNIT

Basic EPU excludes dilution and is computed by dividing net income available to common unitholders by the weighted average number of units outstanding for the period. Diluted EPU reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units.

The following information presents the Operating Partnership’s results for the three months ended March 31, 2006 and 2005 in accordance with FASB No. 128:

	Three Months Ended March 31,
Computation of Basic EPU	2006	2005

Income from continuing operations	$40,444	$28,388
Deduct: Preferred unit distributions	(500)	(4,409)

Income from continuing operations available to common unitholders	39,944	23,979
Income from discontinued operations	188	1,261

Net income available to common unitholders	$40,132	$25,240

Weighted average common units	76,318	68,807

Basic EPU:
Income from continuing operations	$ 0.53	$ 0.35
Income from discontinued operations	--	0.02

Net income available to common unitholders	$ 0.53	$ 0.37

	Three Months Ended March 31,
Computation of Diluted EPU	2006	2005

Income from continuing operations available to common unitholders	$39,944	$23,979
Income from discontinued operations for diluted earnings per unit	188	1,261

Net income available to common unitholders	$40,132	$25,240

Weighted average common units	76,642	69,273

Diluted EPU:
Income from continuing operations	$ 0.52	$ 0.35
Income from discontinued operations	--	0.01

Net income available to common unitholders	$ 0.52	$ 0.36

The following schedule reconciles the units used in the basic EPU calculation to the units used in the diluted EPU calculation:

	Three Months Ended March 31,
	2006	2005

Basic EPU units	76,318	68,807
Add: Stock options	324	466

Diluted EPU Units	76,642	69,273

Not included in the computations of diluted EPU were 5,000 and 0 stock options, as such securities were anti-dilutive during the three months ended March 31, 2006 and 2005, respectively; and 6,205,425 Series B Preferred Units on an as converted basis into common units, as such securities were anti-dilutive during the three months ended March 31, 2005. Unvested restricted stock outstanding as of March 31, 2006 and 2005 were 184,946 and 241,744, respectively.

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

All employees of the Corporation who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan (the “401(k) Plan”). The 401(k) Plan allows eligible employees to defer up to 15 percent of their annual compensation, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Corporation, at management’s discretion, may match employee contributions and/or make discretionary contributions. Total expense recognized by the Operating Partnership for the three months ended March 31, 2006 and 2005 was $100 and $100, respectively.

13.	COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS

Pursuant to agreements with the City of Jersey City, New Jersey, the Operating Partnership is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties located in Jersey City, as follows:

The Harborside Plaza 5 agreement, as amended, which commenced in 2002 upon substantial completion of the property, as defined, is for a term of 20 years. The PILOT is equal to two percent of Total Project Costs. Total Project Costs, as defined, are $159,625. The PILOT totaled $798 and $798 for the three months ended March 31, 2006 and 2005, respectively.

The Harborside Plaza 4-A agreement, which commenced in 2000, is for a term of 20 years. The PILOT is equal to two percent of Total Project costs, as defined, and increases by 10 percent in years 7, 10 and 13 and by 50 percent in year 16. Total Project costs, as defined, are $45,497. The PILOT totaled $227 and $227 for the three months ended March 31, 2006 and 2005, respectively.

The 101 Hudson Street agreement commenced in 1991 for a term of 15 years and expires on December 25, 2006. The PILOT currently provides for the payment of a minimum annual service charge of approximately $4,193, subject to certain adjustments as provided in the PILOT agreement. The PILOT totaled $1,048 for the three months ended March 31, 2006, and $373 for the period of time during the three months ended March 31, 2005 for which the Operating Partnership owned the property.

The Harborside Plaza 2 and 3 agreement commenced in 1990 and expired on August 31, 2005. Such PILOT was equal to two percent of Total Project Costs, as defined, in year one and increased by $75 per annum through year 15. Total Project Costs, as defined, are $145,644. The PILOT totaled $991 for the three months ended March 31, 2005.

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

GROUND LEASE AGREEMENTS

Future minimum rental payments under the terms of all non-cancelable ground leases under which the Operating Partnership is the lessee, as of March 31, 2006, are as follows:

Year	Amount

2006	$ 398
2007	528
2008	506
2009	510
2010	510
2011 through 2080	19,632

Total	$22,084

Ground lease expense incurred by the Operating Partnership during the three months ended March 31, 2006 and 2005 amounted to $152 and $141, respectively.

OTHER

The Operating Partnership may not dispose of or distribute certain of its properties, currently comprising 63 properties with an aggregate net book value of approximately $1.5 billion, which were originally contributed by members of either the Mack Group (which includes William L. Mack, Chairman of the Corporation’s Board of Directors; David S. Mack, a director of the Corporation; Earle I. Mack, a former director of the Corporation; and Mitchell E. Hersh, president, chief executive officer and a director of the Corporation), the Robert Martin Group (which includes Martin S. Berger, a director of the Corporation; Robert F. Weinberg, a former director of the Corporation; and Timothy M. Jones, former president of the Corporation), the Cali Group (which includes John R. Cali, a director of the Corporation, and John J. Cali, a former director of the Corporation) or certain other common unitholders without the express written consent of a representative of the Mack Group, the Robert Martin Group, the Cali Group or the specific certain other common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate Mack Group, Robert Martin Group, Cali Group members or the specific certain other common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”). The aforementioned restrictions do not apply in the event that the Operating Partnership sells all of its properties or in connection with a sale transaction which the Corporation’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Operating Partnership or the Corporation or to cure any material monetary default on any mortgage secured by a property. The Property Lock-Ups expire periodically through 2016. Upon the expiration of the Property Lock-Ups, the Operating Partnership is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate Mack Group, Robert Martin Group, Cali Group members or the specific certain other common unitholders. 74 of our properties, with an aggregate net book value of approximately $663.1 million, have lapsed restrictions and are subject to these conditions.

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

Future minimum rentals to be received under non-cancelable operating leases at March 31, 2006 are as follows:

Year	Amount

2006	$ 411,321
2007	524,253
2008	472,853
2009	420,224
2010	367,164
2011 and thereafter	1,099,918

Total	$3,295,733

15.	SEGMENT REPORTING

The Operating Partnership operates in one business segment - real estate. The Operating Partnership provides leasing, management, acquisition, development, construction and tenant-related services for its portfolio. The Operating Partnership does not have any foreign operations. The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding straight-line rent adjustments, rent adjustments on above/below market leases, and depreciation and amortization.

The Operating Partnership evaluates performance based upon net operating income from the combined properties in the segment.

Selected results of operations for the three months ended March 31, 2006 and 2005 and selected asset information as of March 31, 2006 and December 31, 2005 regarding the Operating Partnership’s operating segment are as follows:

	Total Segment	Corporate & Other (d)	Total Operating Partnership

Total revenues:
Three months ended:
March 31, 2006	$ 163,323	$ 153	$ 163,476
March 31, 2005	152,064	272	152,336

Total operating and interest expenses (a):
Three months ended:
March 31, 2006	$ 59,564	$ 39,273	$ 98,837	(e)
March 31, 2005	52,108	35,860	87,968	(f)

Equity in earnings (loss) of unconsolidated
joint ventures:
Three months ended:
March 31, 2006	$ 247	$ --	$ 247
March 31, 2005	(312)	--	(312)

Net operating income (b):
Three months ended:
March 31, 2006	$ 104,006	$ (39,120)	$ 64,886	(e)
March 31, 2005	99,644	(35,588)	64,056	(f)

Total assets:
March 31, 2006	$4,268,506	$ 46,459	$4,314,965
December 31, 2005	4,097,098	150,404	4,247,502

Total long-lived assets (c):
March 31, 2006	$4,064,731	$ 1,711	$4,066,442
December 31, 2005	3,921,536	2,066	3,923,602

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

(e) Excludes $39,502 of depreciation and amortization.
(f) Excludes $35,629 of depreciation and amortization.

16.	IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

FASB STAFF POSITION No. 46(R)-6 (“FSP No. FIN 46(R)-6”), Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)

In April 2006, the FASB issued this FASB Staff Position (“FSP”) which addresses how a reporting enterprise should determine the variability to be considered in applying FIN 46, Consolidation of Variable Interest Entities. The

variability that is considered in applying FIN 46 affects the determination of (a) whether the entity is a variable interest entity (“VIE”), (b) which interests are variable interests in the entity, and (c) which party, if any, is the primary beneficiary of the VIE. That variability will affect any calculation of expected losses and expected residual returns, if such a calculation is necessary. The Operating Partnership will be considering the factors discussed in this FSP when assessing its VIE’s in accordance with FIN 46.

STATEMENT OF FINANCIAL STANDARDS ("SFAS") No. 155,, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140

In February 2006, the FASB issued this statement which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1. “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement:

a.	Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;
b.	Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133;
c.

Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;

d.	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and
e.

Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Operating Partnership does not expect that the implementation of this Statement will have a material effect on the Operating Partnership’s consolidated financial position or results of operations.

SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140

In March 2006, the FASB issued this Statement which amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.

Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations:

a.	A transfer of the servicer’s financial assets that meets the requirements for sale accounting;
b.

A transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities; and

c.	An acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.

An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this Statement is the date an entity adopts the requirements of this Statement. The Operating Partnership does not expect that the implementation of this Statement will have a material effect on the Operating Partnership’s consolidated financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of	Financial Condition and Results of Operations

GENERAL

The following discussion should be read in conjunction with the Consolidated Financial Statements of Mack-Cali Realty, L.P. and the notes thereto (collectively, the “Financial Statements”). Certain defined terms used herein have the meaning ascribed to them in the Financial Statements.

Executive Overview

Mack-Cali Realty Corporation (the “General Partner”) is one of the largest real estate investment trusts (REITs) in the United States, with a total market capitalization of approximately $5.9 billion at March 31, 2006. Mack-Cali Realty, L.P. (the “Operating Partnership”) has been involved in all aspects of commercial real estate development, management and ownership for over 50 years and the Corporation has been a publicly-traded REIT since 1994. The Operating Partnership owns or has interests in 277 properties (collectively, the “Properties”), primarily class A office and office/flex buildings, totaling approximately 30.9 million square feet, leased to approximately 2,300 tenants. The properties are located primarily in suburban markets of the Northeast, some with adjacent, Operating Partnership-controlled developable land sites able to accommodate up to 11.0 million square feet of additional commercial space.

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

As a result of the economic climate since 2001, substantially all of the real estate markets the Operating Partnership operates in materially softened. Demand for office space declined significantly and vacancy rates increased in each of the Operating Partnership’s core markets over the period. The Operating Partnership’s core markets continue to be weak. The percentage leased in the Operating Partnership’s consolidated portfolio of stabilized operating properties decreased to 90.4 percent at March 31, 2006 as compared to 91.0 percent at December 31, 2005 and 91.1 percent at March 31, 2005. Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future (including, at March 31, 2006, a lease with commencement date substantially in the future consisting of 15,125 square feet scheduled to commence in 2009), and leases that expire at the period end date. Leases that expired as of March 31, 2006, December 31, 2005 and March 31, 2005 aggregate 95,861, 311,623 and 117,183 square feet, respectively, or 0.3, 1.1 and 0.4 percentage of the net rentable square footage, respectively. Market rental rates have declined in most markets from peak levels in late 2000 and early 2001. Rental rates on the Operating Partnership’s space that was re-leased (based on first rents payable) during the three months ended March 31, 2006 decreased an average of 4.8 percent compared to rates that were in effect under the prior leases, as compared to a 4.4 percent decrease for the three months ended March 31, 2005. The Operating Partnership believes that vacancy rates may continue to increase in most of its markets in 2006. As a result, the Operating Partnership’s future earnings and cash flow may continue to be negatively impacted by current market conditions.

The remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand:

•	property transactions during the period;
•	critical accounting policies and estimates;
•	results of operations for the current periods as compared to the same periods last year; and
•	liquidity and capital resources.

Property Transactions in 2006

Property Acquisitions

The Operating Partnership acquired the following office properties during the three months ended March 31, 2006:

					Acquisition
Acquisition			# of	Rentable	Cost (a)
Date	Property/Address	Location	Bldgs.	Square Feet	(in thousands)

02/28/06	Capital Office Park (b)	Greenbelt, Prince George’s County, MD	7	842,258	$166,011

Total Property Acquisitions:			7	842,258	$166,011

(a) Amounts are as of March 31, 2006.
(b) This transaction was funded primarily through the assumption of $63.2 million of mortgage debt and the issuance of 1.9 million common operating partnership units valued at $87.2 million.

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

Rental Property:

Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Interest capitalized by the Operating Partnership for the three months ended March 31, 2006 and 2005 was $1.5 million and $1.2 million, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

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

Results From Operations

The following comparisons for the three months ended March 31, 2006 (“2006”), as compared to the three months ended March 31, 2005 (“2005”), make reference to the following: (i) the effect of the “Same-Store Properties,” which represents all in-service properties owned by the Operating Partnership at December 31, 2004, excluding properties sold or held for sale through March 31, 2006, and (ii) the effect of the “Acquired Properties,” which represents all properties acquired by the Operating Partnership or commencing initial operations from January 1, 2005 through March 31, 2006.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

	Three Months Ended
	March 31,		Dollar	Percent
(dollars in thousands)	2006	2005	Change	Change

Revenue from rental operations:
Base rents	$138,075	$132,236	$ 5,839	4.4%
Escalations and recoveries from tenants	22,820	18,339	4,481	24.4
Parking and other	2,581	1,761	820	46.6

Total revenues	163,476	152,336	11,140	7.3

Property expenses:
Real estate taxes	22,100	19,051	3,049	16.0
Utilities	15,443	11,896	3,547	29.8
Operating services	22,358	21,269	1,089	5.1

Sub-total	59,901	52,216	7,685	14.7

General and administrative	8,959	7,418	1,541	20.8
Depreciation and amortization	39,502	35,629	3,873	10.9
Interest expense	31,423	28,398	3,025	10.7
Interest and dividend income	(1,446)	(64)	(1,382)	(2,159.4)

Total expenses	138,339	123,597	14,742	11.9

Income from continuing operations before equity
in earnings of unconsolidated joint ventures
and gains on sales of investments	25,137	28,739	(3,602)	(12.5)
Minority interest in consolidated joint ventures	--	(74)	74	100.0
Equity in earnings (loss) of unconsolidated joint ventures, net	247	(312)	559	179.2
Gain on sale of investment in marketable securities	15,060	--	15,060	--
Gain on sale of investment in unconsolidated joint ventures	--	35	(35)	(100.0)

Income from continuing operations	40,444	28,388	12,056	42.5
Discontinued operations:
Income from discontinued operations	188	2,158	(1,970)	(91.3)
Realized gains (losses) and unrealized losses on
disposition of rental property, net	--	(897)	897	100.0

Total discontinued operations, net	188	1,261	(1,073)	(85.1)

Net income	40,632	29,649	10,983	37.0
Preferred unit distributions	(500)	(4,409)	3,909	88.7

Net income available to common unitholders	$ 40,132	$ 25,240	$14,892	59.0%

The following is a summary of the changes in revenue from rental operations and property expenses divided into Same-Store Properties and Acquired Properties:

	Total	Same-Store		Acquired
	Operating Partnership	Properties		Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change

Revenue from rental operations:
Base rents	$ 5,839	4.4%	$(2,257)	(1.7)%	$ 8,096	6.1%
Escalations and recoveries
from tenants	4,481	24.4	2,318	12.6	2,163	11.8
Parking and other	820	46.6	715	40.6	105	6.0

Total	$11,140	7.3%	$ 776	0.5%	$10,364	6.8%

Property expenses:
Real estate taxes	$ 3,049	16.0%	$ 1,858	9.7%	$ 1,191	6.3%
Utilities	3,547	29.8	2,571	21.6	976	8.2
Operating services	1,089	5.1	(618)	(2.9)	1,707	8.0

Total	$ 7,685	14.7%	$ 3,811	7.2%	$ 3,874	7.5%

OTHER DATA:
Number of Consolidated Properties
(excluding properties held for sale):	273		260		13
Square feet (in thousands)	30,218		27,543		2,675

Base rents for the Same-Store Properties decreased $2.3 million, or 1.7 percent, for 2006 as compared to 2005, due primarily to a decrease in the percentage of space leased at the properties in 2006 from 2005. Escalations and recoveries from tenants for the Same-Store Properties increased $2.3 million, or 12.6 percent, for 2006 over 2005, due primarily to an increased amount of total property expenses in 2006. Parking and other income for the Same-Store Properties increased $0.7 million, or 40.6 percent, due primarily to an increase in lease termination fees recognized in 2006.

Real estate taxes on the Same-Store Properties increased $1.9 million, or 9.7 percent, for 2006 as compared to 2005, due primarily to property tax rate increases in certain municipalities in 2006. Utilities for the Same-Store Properties increased $2.6 million, or 21.6 percent, for 2006 as compared to 2005, due primarily to increased electric rates in 2006 as compared to 2005. Operating services for the Same-Store Properties decreased $0.6 million, or 2.9 percent, due primarily to decreased snow removal costs of $1.5 million, partially offset by increased maintenance costs of $1.1 million.

General and administrative increased by $1.5 million, or 20.8 percent, for 2006 as compared to 2005. This increase was due primarily to increased salaries and related expenses of $0.9 million and increased dead deal costs and other professional fees of $0.5 million.

Depreciation and amortization increased by $3.9 million, or 10.9 percent, for 2006 over 2005. Substantially all of this increase is attributable to the Acquired Properties.

Interest expense increased $3.0 million, or 10.7 percent, for 2006 as compared to 2005. This increase was due primarily to higher average debt balances in 2006 as compared to 2005, as well as an overall increase in interest rates for the Operating Partnership’s debt.

Interest and dividend income increased $1.4 million, or 2,159.4 percent, for 2006 as compared to 2005. This increase was due primarily to the receipt of approximately $1.0 million of dividends on the Operating Partnership’s investment in marketable securities, as well as higher cash balances invested during the period.

Income from continuing operations before equity in earnings of unconsolidated joint ventures decreased to approximately $25.1 million in 2006 from $28.7 million in 2005. The decrease of approximately $3.6 million is due to the factors discussed above.

Equity in earnings of unconsolidated joint ventures increased approximately $0.5 million, or 179.2 percent, for 2006 as compared to 2005. The increase was due primarily to an increase from operations of the Harborside South Pier Hyatt Hotel Venture in 2006 of $0.3 million as well as an increase of $0.2 million at the G&G Martco joint venture.

The Operating Partnership recognized a gain on sale of investment in marketable securities of $15.1 million in 2006.

Net income available to common unitholders increased by approximately $14.9 million, from $25.2 million in 2005 to $40.1 million in 2006. This increase was the result of a gain on sale of investment in marketable securities of $15.1 million, a decrease in preferred unit distributions of $3.9 million, realized gains (losses) and unrealized losses on disposition of rental property of $0.9 million in 2005, an increase in equity in earnings of unconsolidated joint ventures of approximately $0.5 million, and minority interests in consolidated joint ventures of $0.1 million in 2005. These were partially offset by a decrease in income from continuing operations before equity in earnings of unconsolidated joint ventures of $3.6 million and a decrease in income from discontinued operations of $2.0 million for 2006 as compared to 2005.

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

The Gale Transaction

On February 16, 2006, the Operating Partnership announced it had reached agreements in principle with each of SL Green Realty Corp. (“SL Green”) and The Gale Company, a privately-owned real estate services company based in New Jersey, pursuant to which the Operating Partnership plans to acquire interests in certain assets and operations of SL Green and The Gale Company.

In furtherance of these acquisitions, on March 7, 2006 and as subsequently amended on March 31, 2006, the Operating Partnership entered into a Membership Interest Purchase and Contribution Agreement (the “Gale Contribution Agreement”) to acquire all of the ownership interests in The Gale Services Company, L.L.C. and the Gale Construction Services Company, L.L.C., which entities engage in real property management, construction management, facilities management, and leasing and real estate brokerage services. The interests will be acquired by the Operating Partnership for aggregate consideration of up to approximately $40 million, as follows:

1.	224,719 common operating partnership units, valued at $44.50 per unit, to be issued by the Operating Partnership;

2.	Approximately $12 million in cash; and

3.

Earn-out provisions (the “Earn-Out”) based upon the achievement of Gross Income and NOI (as such terms are defined in the Gale Contribution Agreement) targets for the three years following the closing date pursuant to which up to an additional $18 million in cash may be paid by the Operating Partnership.

In addition, the Operating Partnership may also acquire certain other ownership interests of Mr. Stanley C. Gale and/or certain of his affiliates, in up to eleven properties (the "Non-Portfolio Properties"), subject to obtaining certain third party consents and the satisfaction of various property-related and/or other conditions. These ownership interests range from less than one percent (subject to increase in accordance with terms under negotiation) to approximately 50 percent (subject to increase or reduction as may be negotiated) of each of the Non-Portfolio Properties. The Operating Partnership expects to acquire these ownership interests in the Non-Portfolio Properties through the assumption of existing or placement of new mortgage debt, drawing funds from the Operating Partnership's unsecured revolving credit facility and/or the payment of cash for a total amount of up to approximately $24 million.

Concurrent with the execution of the Gale Contribution Agreement, Mack-Cali Ventures, L.L.C., a wholly-owned subsidiary of the Operating Partnership (the “OP Subsidiary”), entered into a Contribution and Sale Agreement (the “SLG Contribution Agreement”) to acquire certain direct and indirect ownership interests in entities which own or control a portfolio of properties as described herein below.

Under the SLG Contribution Agreement, the Operating Partnership will acquire 100 percent of the ownership interests in three Class A office properties located in Northern New Jersey with an aggregate of 516,162 square feet (the “Wholly-Owned Properties”). The Wholly-Owned Properties will be acquired for consideration of approximately $106 million, consisting of the assumption of approximately $39.9 million of existing mortgage debt on the properties and the payment of approximately $66.1 million in cash.

In addition, the OP Subsidiary and the sellers will own all of the membership interests in Mack-Green-Gale LLC (the “Joint Venture”), which will own substantially all of and control certain entities that own:

1.	Ten Class A office properties located in Northern and Central New Jersey with an aggregate of approximately 1.4 million square feet (the “Class A Properties”); and

2.	Seven Class A office properties located in Northern and Central New Jersey with an aggregate of approximately 900,000 square feet (the “Class B Properties”).

In accordance with the OP Subsidiary’s membership interests in the Joint Venture, the OP Subsidiary’s economic interest will represent approximately 95 percent of the Class A Properties and approximately 48 percent of the Class B Properties. It is anticipated that at the time of closing, five Class A Properties will be encumbered by mortgages aggregating approximately $99.4 million and all seven Class B Properties will be encumbered by mortgages aggregating approximately $102.5 million, including $90.3 million in mortgages to be obtained from an affiliate of the sellers. The Operating Partnership anticipates that it will fund approximately $185 million in cash at closing to acquire its membership interests in the Joint Venture. The Operating Partnership expects to fund its aggregate cash contributions of approximately $274 million in these property transactions primarily by drawing funds from its unsecured revolving credit facility and/or placement of new mortgage indebtedness.

Construction Projects:

The Operating Partnership recently entered into a 15-year lease with AAA Mid-Atlantic (“AAA”) for a 120,000 square foot office building to be constructed by the Operating Partnership in its Horizon Center Business Park located in Hamilton Township, New Jersey. The building is expected to be completed during the latter part of 2006 at an estimated cost of approximately $19.2 million, which is expected to be funded through borrowings on the Operating Partnership’s unsecured credit facility. Concurrent with the signing of the lease, the Operating Partnership executed a purchase and sale agreement with AAA pursuant to which the Operating Partnership, upon the commencement of the 120,000 square foot lease, will acquire AAA’s three office and office/flex buildings, totaling approximately 84,000, square feet and certain vacant, developable land, all located in Hamilton Township, New Jersey, for a total purchase price of approximately $10 million, subject to certain conditions.

Additionally, the Operating Partnership, through a joint venture with the PRC Group, recently commenced construction of a 92,878 square-foot office property, to be known as Red Bank Corporate Plaza, located in Red Bank, New Jersey, on land contributed by its joint venture partner. The project is fully leased to Hovnanian Enterprise, Inc. for a 10-year term. The total cost of the project, which is expected to be completed in the third quarter 2007, is estimated to be approximately $27 million, of which the Operating Partnership currently expects to fund approximately $13.5 million. The Operating Partnership’s funding requirement would be reduced if the venture is successful in its pursuit of construction financing on the project.

REIT Restrictions:

To maintain its qualification as a REIT, the Corporation must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. Moreover, the Corporation intends to continue to make regular quarterly distributions to its common stockholders which, based upon current policy, in the aggregate would equal approximately $157.0 million on an annualized basis. However, any such distribution, whether for federal income tax purposes or otherwise, would only be paid out of available cash, including borrowings and other sources, after meeting operating requirements, preferred stock dividends and distributions, and scheduled debt service on the Operating Partnership’s debt.

Property Lock-Ups:

The Corporation may not dispose of or distribute certain of its properties, currently comprising 63 properties with an aggregate net book value of approximately $1.5 billion, which were originally contributed by members of either the Mack Group (which includes William L. Mack, Chairman of the Corporation’s Board of Directors; David S. Mack, a director of the Corporation; Earle I. Mack, a former director of the Corporation; and Mitchell E. Hersh, president, chief executive officer and a director of the Corporation), the Robert Martin Group (which includes Martin S. Berger, a director of the Corporation; Robert F. Weinberg, a former director of the Corporation; and Timothy M. Jones, former president of the Corporation), the Cali Group (which includes John R. Cali, a director of the Corporation, and John J. Cali, a former director of the Corporation) or certain other common unitholders, without the express written consent of a representative of the Mack Group, the Robert Martin Group, the Cali Group or the specific certain other common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate Mack Group, Robert Martin Group, Cali Group members or the specific certain other common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”). The aforementioned restrictions do not apply in the event that the Operating Partnership sells all of its properties or in connection with a sale transaction which the Corporation’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Operating Partnership or the Corporation or to cure any material monetary default on any mortgage secured by a property. The Property Lock-Ups expire periodically through 2016. Upon the expiration of the Property Lock-Ups, the Operating Partnership generally is required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate Mack Group, Robert Martin Group, Cali Group members or the specific certain other common unitholders. 74 of our properties, with an aggregate net book value of approximately $663.1 million, have lapsed restrictions and are subject to these conditions.

Unencumbered Properties:

As of March 31, 2006, the Operating Partnership had 252 unencumbered properties, totaling 26.2 million square feet, representing 86.3 percent of the Operating Partnership’s total portfolio on a square footage basis.

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

Cash Flows

Cash and cash equivalents decreased by $48.8 million to $11.6 million at March 31, 2006, compared to $60.4 million at December 31, 2005. The decrease is comprised of the following net cash flow items:

(1)	$52.3 million provided by operating activities.

(2)	$25.9 million provided by investing activities, consisting primarily of the following:
(a)	$78.6 million received from proceeds from the sale of marketable securities; minus
(b)	$35.3 million used for additions to rental property and related intangibles; minus
(c)	$11.9 million used for the purchase of marketable securities.

(3)	$126.9 million used in financing activities, consisting primarily of the following:
(a)	$223.8 million from borrowings under the unsecured credit facility; plus
(b)	$199.9 million from proceeds from the sale of senior unsecured notes; minus
(c)	$358.8 million used for the repayment of borrowings under the Operating Partnership’s unsecured credit facility; minus
(d)	$148.5 million used for the repayment of mortgages, loans payable and other obligations; minus
(e)	$48.2 million used for the payment of distributions.

Debt Financing

Summary of Debt:

The following is a breakdown of the Operating Partnership’s debt between fixed and variable-rate financing as of March 31, 2006:

	Balance ($000’s)	% of Total	Weighted Average Interest Rate (a)	Weighted Average Maturity in Years

Fixed Rate Unsecured Debt	$1,630,683	77.37%	6.32%	6.11
Fixed Rate Secured Debt and
Other Obligations	385,077	18.27%	5.37%	4.79
Variable Rate Unsecured Debt	92,000	4.36%	5.26%	3.65

Totals/Weighted Average:	$2,107,760	100.00%	6.10%	5.77

Debt Maturities:

Scheduled principal payments and related weighted average annual interest rates for the Operating Partnership’s debt as of March 31, 2006 are as follows:

Period	Scheduled Amortization ($000’s)	Principal Maturities ($000’s)	Total ($000’s)	Weighted Average Interest Rate of Future Repayments (a)

2006	$17,330	$ 24,775	$ 42,105	5.10%
2007	19,322	29,441	48,763	5.66%
2008	17,514	12,563	30,077	5.28%
2009	8,444	392,000	400,444	6.93%
2010	2,116	315,000	317,116	5.20%
Thereafter	11,937	1,265,269	1,277,206	5.93%

Sub-total	76,663	2,039,048	2,115,711	6.10%
Adjustment for unamortized
debt discount/premium, net,
as of March 31, 2006	(7,951)	--	(7,951)	--

Totals/Weighted Average	$68,712	$2,039,048	$2,107,760	6.10%

(a) Actual weighted average LIBOR contract rates relating to the Operating Partnership’s outstanding debt as of March 31, 2006 of 4.81 percent was used in calculating revolving credit facility.

Senior Unsecured Notes:

On January 24, 2006, the Operating Partnership issued $100 million face amount of 5.80 percent senior unsecured notes due January 15, 2016 with interest payable semi-annually in arrears, and $100 million face amount of 5.25 percent senior unsecured notes due January 15, 2012 with interest payable semi-annually in arrears. The total proceeds from the issuances, including accrued interest on the 5.80 percent notes, of approximately $200.8 million were used to reduce outstanding borrowings under the Operating Partnership’s unsecured facility.

The terms of the Operating Partnership’s senior unsecured notes (which totaled approximately $1.6 billion as of March 31, 2006) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

Unsecured Revolving Credit Facility:

The Operating Partnership has an unsecured revolving credit facility with a current borrowing capacity of $600 million from a group of 23 lenders, which is expandable to $800 million (“2004 Unsecured Facility”). As of April 28, 2006, the Operating Partnership had $129.5 million of outstanding borrowings under the 2004 Unsecured Facility.

The interest rate on outstanding borrowings (not electing the Operating Partnership’s competitive bid feature) under the 2004 Unsecured Facility is currently LIBOR plus 65 basis points. The facility has a competitive bid feature, which allows the Operating Partnership to solicit bids from lenders under the facility to borrow up to $300 million at interest rates less than the current LIBOR plus 65 basis point spread. As of March 31, 2006, the Operating Partnership’s outstanding borrowings carried a weighted average interest rate of LIBOR plus 45 points. The Operating Partnership may also elect an interest rate representing the higher of the lender’s prime rate or the Federal Funds rate plus 50 basis points. The 2004 Unsecured Facility also currently requires a 15 basis point facility fee on the current borrowing capacity payable quarterly in arrears. The 2004 Unsecured Facility matures in November 2009, with an extension option of one year, which would require a payment of 25 basis points of the then borrowing capacity of the facility upon exercise.

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

On January 3, 2006, the Operating Partnership repaid its $144.6 million loan with Northwestern Mutual Life/Principal Life Insurance companies collateralized by Harborside Financial Center Plazas 2 and 3, which were scheduled to mature on that date, using borrowings under the unsecured credit facility.

Debt Strategy:

The Operating Partnership does not intend to reserve funds to retire the Operating Partnership’s senior unsecured notes or its mortgages, loans payable and other obligations upon maturity. Instead, the Operating Partnership will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates. If it cannot raise sufficient proceeds to retire the maturing debt, the Operating Partnership may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility. As of April 28, 2006, the Operating Partnership had $129.5 million of outstanding borrowings under its $600 million unsecured revolving credit facility. The Operating Partnership has approximately $25.5 million of mortgage indebtedness maturing from April 1, 2006 through March 31, 2007. The Operating Partnership is reviewing various refinancing options, including the public issuance of additional unsecured debt, the issuance in public or private transactions of preferred equity instruments and/or obtaining additional mortgage debt, some or all of which may be completed during 2006. The Operating Partnership anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Operating Partnership’s capital and liquidity needs both in the short and long-term. However, if these sources of funds are insufficient or unavailable, the Corporation’s ability to make the expected distributions discussed below may be adversely affected.

Equity Financing and Registration Statements

Equity Activity:

The following table presents the changes in the Corporation’s issued and outstanding shares of Common Stock and the Operating Partnership’s common units and preferred units (as converted) since December 31, 2005:

	Common	Common
	Stock	Units	Total

Outstanding at January 1, 2006	62,019,646	13,650,439	75,670,085
Stock options exercised	180,996	--	180,996
Common units redeemed for Common Stock	34,716	(34,716)	--
Common units redeemed for cash	--	(1)	(1)
Common units issued	--	1,942,334	1,942,334
Shares issued under Dividend Reinvestment
and Stock Purchase Plan	1,839	--	1,839
Restricted shares cancelled	(6,750)	--	(6,750)

Outstanding at March 31, 2006	62,230,447	15,558,056	77,788,503

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

Shelf Registration Statements:

The Corporation has an effective shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (“SEC”) for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the Corporation, under which no securities have been sold.

The Corporation and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the Corporation and debt securities of the Operating Partnership, under which $600 million of securities have been sold through April 28, 2006 and $1.9 billion remains available for future issuances.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt:

The debt of the Operating Partnership’s unconsolidated joint ventures aggregating $116.2 million at March 31, 2006, is non-recourse to the Operating Partnership except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations. The Operating Partnership has severally guaranteed repayment of approximately $7.6 million on a mortgage at the Harborside South Pier Hyatt hotel joint venture. The Operating Partnership has also posted a $7.6 million letter of credit in support of the

Harborside South Pier joint venture, $3.8 million of which is indemnified by Hyatt.

The Operating Partnership’s off-balance sheet arrangements are further discussed in Note 4: Investments in Unconsolidated Joint Ventures to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Operating Partnership’s debt (principal and interest), PILOT agreements, and ground lease agreements as of March 31, 2006:

	Payments Due by Period
		Less than 1	1 – 3	4 – 5	6 – 10	After 10
(dollars in thousands)	Total	year	years	years	years	years

Senior unsecured notes	$2,042,247	$100,494	$500,989	$618,701	$822,063	--
Revolving credit facility (1)	109,739	4,838	9,676	95,225	--	--
Mortgages, loans payable
and other obligations	437,469	62,759	74,649	170,251	97,577	$32,233
Payments in lieu of taxes
(PILOT)	76,274	7,219	12,605	8,587	22,693	25,170
Ground lease payments	22,084	529	1,540	1,020	2,585	16,410

Total	$2,687,813	$175,839	$599,459	$893,784	$944,918	$73,813

(1)	Interest payments assume current credit facility borrowings and interest rates remain at the March 31, 2006 level until maturity.

Other Commitments and Contingencies

Legal Proceedings:

On February 12, 2003, the NJSEA selected The Mills Corporation and the Operating Partnership to redevelop the Continental Airlines Arena site (“Arena Site”) for mixed uses, including retail. In March 2003, Hartz Mountain Industries, Inc., (“Hartz”), filed a lawsuit in the Superior Court of New Jersey, Law Division, for Bergen County, seeking to enjoin NJSEA from entering into a contract with the Meadowlands Venture for the redevelopment of the Continental Airlines Arena site. In May 2003, the court denied Hartz’s request for an injunction and dismissed its suit for failure to exhaust administrative remedies. In June 2003, the NJSEA held hearings on Hartz’s protest, and on a parallel protest filed by another rejected developer, Westfield, Inc. (“Westfield”). On September 10, 2003, the NJSEA ruled against Hartz’s and Westfield’s protests. Hartz and Westfield, as well as Elliot Braha and three other taxpayers (collectively “Braha”), thereafter filed appeals from the NJSEA’s final decision. By decision dated May 14, 2004, the Appellate Division of the Superior Court of New Jersey rejected the appellants’ contention that the NJSEA lacks statutory authority to allow retail development of its property. The Appellate Division also remanded Hart’s claim under the Open Public Records Acts, seeking disclosure of additional documents from NJSEA, to the Law Division for further proceedings. The Supreme Court of New Jersey declined to review the Appellate Division’s decision. On August 19, 2004, the Law Division issued a decision resolving Hartz’s Open Public Records Act claim and ordered NJSEA to disclose some, but not all, of the documents Hartz was seeking. The Appellate Division, in a decision rendered on November 24, 2004, upheld the findings of the Law Division in the remand proceeding. The Supreme Court of New Jersey declined to review the Appellate Division’s decision. At Hartz’s request, the NJSEA thereafter held further hearings on December 15 and 16, 2004, to review certain additional facts in support of Hartz’s and Westfield’s bid protest. Braha, as a taxpayer, did not have standing to participate in the supplemental protest hearing. On March 4, 2005, the Hearing Officer rendered his Supplemental Report and Recommendation to the NJSEA, finding no merit in the protests presented by Hartz and Westfield. The NJSEA accepted the Hearing Officer’s Supplemental Report and Recommendation on March 30, 2005 and Hartz and Braha have appealed that decision to the Appellate Division.

In January 2004, Hartz and Westfield also appealed to the Appellate Division of the Superior Court of New Jersey from the NJSEA’s December 2003 approval and execution of the Redevelopment Agreement with the Meadowlands Venture.

In November 2004, Hartz and Westfield filed additional appeals in the Appellate Division challenging NJSEA’s resolution authorizing the execution of the First Amendment to the Redevelopment Agreement with Meadowlands Venture and the ground lease with the Meadowlands Venture.

All of the above appeals have been consolidated by the Appellate Division and are pending.

On September 30, 2004, the Borough of Carlstadt filed an action in the Superior Court of New Jersey Law Division, challenging Meadowlands Xanadu, which asserts claims that are substantially the same as claims asserted by Hartz and Braha in the above appeals. By Order dated November 19, 2004, the Law Division transferred that matter to the Superior Court of New Jersey, Appellate Division. This matter was voluntarily dismissed by Carlstadt in accordance with a March 22, 2006 Settlement Agreement and Release between Carlstadt and the Meadowlands Venture.

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

Three separate lawsuits have been filed in the United States District Court for the District of New Jersey, challenging a permit issued by the U.S. Army Corps of Engineers (“USACE”) in connection with the project. The first suit was filed on March 30, 2005, by the Sierra Club, the New Jersey Public Interest Research Group, Citizen Lobby, Inc. and the New Jersey Environmental Federation. Additional suits were filed on May 16 and May 31, 2005, respectively, by Hartz (together with one of its officers as an individually-named plaintiff) and the Borough of Carlstadt. The Sierra Club also filed a motion for a preliminary injunction to stop certain construction activities on the project, which the Court denied on July 6, 2005. The parties are currently briefing cross motions for summary judgment on the merits of the Sierra Club’s claims. A decision is expected sometime in the latter part of 2006. On October 26, 2005, the court granted the motions of the Meadowlands Venture and the USACE to dismiss the Hartz complaint for lack of standing. The deadline for appealing that decision has passed, so the Hartz action is ended. On October 31, 2005, the USACE filed a motion to dismiss the complaint filed by the Borough of Carlstadt for lack of standing. On February 7, 2006, the Court granted the motion and dismissed the Borough of Carlstadt’s complaint in its entirety. On March 9, 2006, Carlstadt filed a notice of appeal of this decision to the United States Court Appeals for the Third Circuit. This appeal should be dismissed pursuant to the Settlement Agreement and Release executed by Carlstadt and the Meadowlands Venture.

On April 5, 2005, the New York Football Giants (“Giants”) filed an emergent application with the Supreme Court of New Jersey, Chancery Division, seeking an injunction stopping all work on the Meadowlands Xanadu project as being in violation of its existing lease with the NJSEA. The court heard an oral argument on the application on August 5, 2005, and denied the Giants’ motion for preliminary injunctive relief. The Giants’ claim for permanent injunctive relief remains pending. However, the parties to this dispute have reached a tentative settlement. In September 2005, the Giants and Meadowlands Venture executed a settlement agreement. NJSEA subsequently proposed modifications to the settlement agreement, and the parties have not yet executed a final agreement. The proposed settlement agreement provides, among other things, for the Meadowlands Venture to pay the Giants approximately $15 million as compensation for claims of construction interference and for the Giants to otherwise withdraw the assertion of the right to object to the project.

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

On January 25, 2006, the Bergen Cliff Hawks Baseball Club, LLC (the “Cliff Hawks”), filed a complaint against the Operating Partnership and Mills, alleging that the Operating Partnership and Mills breached an agreement to provide the Cliff Hawks with a minor league baseball park as part of the Xanadu Project. This matter is pending.

The Operating Partnership believes that the Meadowlands Venture’s proposal and the planned project comply with applicable laws, and the Meadowlands Venture intends to continue its vigorous defense of its rights under the Redevelopment Agreement and Ground Lease. Although there can be no assurance, the Operating Partnership does not believe that the pending lawsuits will have any material effect on its ability to develop the Meadowlands Xanadu project.

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

Approximately $2.0 billion of the Operating Partnership’s long-term debt and other obligations bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rates on the variable rate debt as of March 31, 2006 was LIBOR plus 65 basis points.

(dollars in thousands)
March 31, 2006	Maturity Date
Debt,	4/1/06 –
including current portion	12/31/06	2006	2007	2008	2009	Thereafter	Total	Fair Value

Fixed Rate	$39,738	$47,155	$28,832	$307,502	$316,261	$1,276,272	$2,015,760	$2,017,320
Average Interest Rate	5.10%	5.66%	5.28%	7.43%	5.20%	6.04%	6.14%

Variable Rate					$92,000		$ 92,000	$ 92,000

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

On February 12, 2003, the NJSEA selected The Mills Corporation and the Operating Partnership to redevelop the Continental Airlines Arena site (“Arena Site”) for mixed uses, including retail. In March 2003, Hartz Mountain Industries, Inc., (“Hartz”), filed a lawsuit in the Superior Court of New Jersey, Law Division, for Bergen County, seeking to enjoin NJSEA from entering into a contract with the Meadowlands Venture for the redevelopment of the Continental Airlines Arena site. In May 2003, the court denied Hartz’s request for an injunction and dismissed its suit for failure to exhaust administrative remedies. In June 2003, the NJSEA held hearings on Hartz’s protest, and on a parallel protest filed by another rejected developer, Westfield, Inc. (“Westfield”). On September 10, 2003, the NJSEA ruled against Hartz’s and Westfield’s protests. Hartz and Westfield, as well as Elliot Braha and three other taxpayers (collectively “Braha”), thereafter filed appeals from the NJSEA’s final decision. By decision dated May 14, 2004, the Appellate Division of the Superior Court of New Jersey rejected the appellants’ contention that the NJSEA lacks statutory authority to allow retail development of its property. The Appellate Division also remanded Hart’s claim under the Open Public Records Acts, seeking disclosure of additional documents from NJSEA, to the Law Division for further proceedings. The Supreme Court of New Jersey declined to review the Appellate Division’s decision. On August 19, 2004, the Law Division issued a decision resolving Hartz’s Open Public Records Act claim and ordered NJSEA to disclose some, but not all, of the documents Hartz was seeking. The Appellate Division, in a decision rendered on November 24, 2004, upheld the findings of the Law Division in the remand proceeding. The Supreme Court of New Jersey declined to review the Appellate Division’s decision. At Hartz’s request, the NJSEA thereafter held further hearings on December 15 and 16, 2004, to review certain additional facts in support of Hartz’s and Westfield’s bid protest. Braha, as a taxpayer, did not have standing to participate in the supplemental protest hearing. On March 4, 2005, the Hearing Officer rendered his Supplemental Report and Recommendation to the NJSEA, finding no merit in the protests presented by Hartz and Westfield. The NJSEA accepted the Hearing Officer’s Supplemental Report and Recommendation on March 30, 2005 and Hartz and Braha have appealed that decision to the Appellate Division.

In January 2004, Hartz and Westfield also appealed to the Appellate Division of the Superior Court of New Jersey from the NJSEA’s December 2003 approval and execution of the Redevelopment Agreement with the Meadowlands Venture.

In November 2004, Hartz and Westfield filed additional appeals in the Appellate Division challenging NJSEA’s resolution authorizing the execution of the First Amendment to the Redevelopment Agreement with Meadowlands Venture and the ground lease with the Meadowlands Venture.

All of the above appeals have been consolidated by the Appellate Division and are pending.

On September 30, 2004, the Borough of Carlstadt filed an action in the Superior Court of New Jersey Law Division, challenging Meadowlands Xanadu, which asserts claims that are substantially the same as claims asserted by Hartz and Braha in the above appeals. By Order dated November 19, 2004, the Law Division transferred that matter to the Superior Court of New Jersey, Appellate Division. This matter was voluntarily dismissed by Carlstadt in accordance with a March 22, 2006, Settlement Agreement and Release between Carlstadt and the Meadowlands Venture.

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

Three separate lawsuits have been filed in the United States District Court for the District of New Jersey, challenging a permit issued by the U.S. Army Corps of Engineers (“USACE”) in connection with the project. The first suit was filed on March 30, 2005, by the Sierra Club, the New Jersey Public Interest Research Group, Citizen Lobby, Inc. and the New Jersey Environmental Federation. Additional suits were filed on May 16 and May 31, 2005, respectively, by Hartz (together with one of its officers as an individually-named plaintiff) and the Borough of Carlstadt. The Sierra Club also filed a motion for a preliminary injunction to stop certain construction activities on the project, which the Court denied on July 6, 2005. The parties are currently briefing cross motions for summary judgment on the merits of the Sierra Club’s claims. A decision is expected sometime in the latter part of 2006. On October 26, 2005, the court granted the motions of the Meadowlands Venture and the USACE to dismiss the Hartz complaint for lack of standing. The deadline for appealing that decision has passed, so the Hartz action is ended. On October 31, 2005, the USACE filed a motion to dismiss the complaint filed by the Borough of Carlstadt for lack of standing. On February 7, 2006, the Court granted the motion and dismissed the Borough of Carlstadt’s complaint in its entirety. On March 9, 2006, Carlstadt filed a notice of appeal of this decision to the United States Court Appeals for the Third Circuit. This appeal should be dismissed pursuant to the Settlement Agreement and Release executed by Carlstadt and the Meadowlands Venture.

On April 5, 2005, the New York Football Giants (“Giants”) filed an emergent application with the Supreme Court of New Jersey, Chancery Division, seeking an injunction stopping all work on the Meadowlands Xanadu project as being in violation of its existing lease with the NJSEA. The court heard an oral argument on the application on August 5, 2005, and denied the Giants’ motion for preliminary injunctive relief. The Giants’ claim for permanent injunctive relief remains pending. However, the parties to this dispute have reached a tentative settlement. In September 2005, the Giants and Meadowlands Venture executed a settlement agreement. NJSEA subsequently proposed modifications to the settlement agreement, and the parties have not yet executed a final agreement. The proposed settlement agreement provides, among other things, for the Meadowlands Venture to pay the Giants approximately $15 million as compensation for claims of construction interference and for the Giants to otherwise withdraw the assertion of the right to object to the project.

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

On January 25, 2006, the Bergen Cliff Hawks Baseball Club, LLC (the “Cliff Hawks”), filed a complaint against the Operating Partnership and Mills, alleging that the Operating Partnership and Mills breached an agreement to provide the Cliff Hawks with a minor league baseball park as part of the Xanadu Project. This matter is pending.

The Operating Partnership believes that the Meadowlands Venture’s proposal and the planned project comply with applicable laws, and the Meadowlands Venture intends to continue its vigorous defense of its rights under the Redevelopment Agreement and Ground Lease. Although there can be no assurance, the Operating Partnership does not believe that the pending lawsuits will have any material effect on its ability to develop the Meadowlands Xanadu project.

There are no other material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Operating Partnership is a party or to which any of the Properties is subject.

Item 1A.	Risk Factors

During the three months ended March 31, 2006, there were no material changes to the risk factors previously disclosed in the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005.

MACK-CALI REALTY, L.P.

Part II – Other Information (continued)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	COMMON UNITS

During the three months ended March 31, 2006, the Corporation issued 34,716 shares of common stock to holders of common units in the Operating Partnership upon the redemption of such common units in private offerings pursuant to Section 4(2) of the Securities Act. The holders of the common units were limited partners of the Operating Partnership and accredited investors under Rule 501 of the Securities Act. The common units were converted into an equal number of shares of common stock. The Corporation has registered the resale of such shares under the Securities Act.

In addition, on February 28, 2006, the Operating Partnership issued 1,942,334 common units in the Operating Partnership to accredited investors under Rule 501 of the Securities Act as partial consideration for the purchase price of Capital Office Park. The information required by this paragraph (a) of Item 2 with respect to the issuance of these common units was previously disclosed in the Operating Partnership’s Current Report on Form 8-K dated February 28, 2006.

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

Mack-Cali Realty, L.P.
(Registrant)
	By:	Mack-Cali Realty Corporation
its General Partner

Date: May 3, 2006	By:	/s/ Mitchell E. Hersh

Mitchell E. Hersh
President and
Chief Executive Officer

Date: May 3, 2006	By:	/s/ Barry Lefkowitz

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

10.54

First Amendment to Contribution and Exchange Agreement, dated as of December 11, 1997, by and among the Operating Partnership and the Mack Group (filed as Exhibit 10.99 to the Corporation’s Form 8-K dated December 11, 1997 and incorporated herein by reference).

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

Exhibit Number	Exhibit Title

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

10.69

Contribution and Exchange Agreement by and between Mack-Cali Realty, L.P. and Tenth Springhill Lake Associates L.L.L.P., Eleventh Springhill Lake Associates L.L.L.P., Twelfth Springhill Lake Associates L.L.L.P., Fourteenth Springhill Lake Associates L.L.L.P., each a Maryland limited liability limited partnership, Greenbelt Associates, a Maryland general partnership, and Sixteenth Springhill Lake Associates L.L.L.P., a Maryland limited liability limited partnership, and certain other natural persons, dated as of November 21, 2005 (filed as Exhibit 10.69 to the Operating Partnership’s Form 10-K dated December 31, 2005 and incorporated herein by reference).

10.70

Membership Interest Purchase and Contribution Agreement by and among Mr. Stanley C. Gale, SCG Holding Corp., Mack-Cali Realty Acquisition Corp. and Mack-Cali Realty, L.P. dated as of March 7, 2006 (filed as Exhibit 10.1 to the Operating Partnership’s Form 8-K dated March 7, 2006 and incorporated herein by reference).

10.71

Amendment No. 1 to Membership Interest Purchase and Contribution Agreement dated as of March 31, 2006 (filed as Exhibit 10.3 to the Operating Partnership’s Form 8-K dated March 28, 2006 and incorporated herein by reference).

10.72

Contribution and Sale Agreement by and among Gale SLG NJ LLC, a Delaware limited liability company, Gale SLG NJ MEZZ LLC, a Delaware limited liability company, and Gale SLG RIDGEFIELD MEZZ LLC, a Delaware limited liability company and Mack-Cali Ventures L.L.C. dated as of March 7, 2006 (filed as Exhibit 10.2 to the Operating Partnership’s Form 8-K dated March 7, 2006 and incorporated herein by reference).

10.73

Form of Amended and Restated Limited Liability Company Agreement of Mack-Green-Gale LLC dated                 , 2006 (filed as Exhibit 10.2 to the Operating Partnership’s Form 8-K dated March 7, 2006 and incorporated herein by reference).

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