Form 10-Q
period 2006-06-30
MACK CALI REALTY L P
filed 2006-08-03
CIK 1067063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

MACK-CALI REALTY, L.P.

FORM 10-Q

INDEX

Part I	Financial Information	Page

Item 1.	Financial Statements (unaudited):

Consolidated Balance Sheets as of June 30, 2006

and December 31, 2005	4

Consolidated Statements of Operations for the three and six month

periods ended June 30, 2006 and 2005	5

Consolidated Statement of Changes in Partners’ Capital for the

six months ended June 30, 2006	6

Consolidated Statements of Cash Flows for the six months

ended June 30, 2006 and 2005	7

Notes to Consolidated Financial Statements	8-41

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	42-62

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	62

Item 4.	Controls and Procedures	62

Part II	Other Information

Item 1.	Legal Proceedings	63-64

Item 1A.	Risk Factors	65

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	66

Item 3.	Defaults Upon Senior Securities	66

Item 4.	Submission of Matters to a Vote of Security Holders	66

Item 5.	Other Information	66

Item 6.	Exhibits	66

Signatures	67

Exhibit Index	68-79

MACK-CALI REALTY, L.P.

Part I – Financial Information

Item 1.	Financial Statements

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

The results of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts) (unaudited)

ASSETS	June 30, 2006	December 31, 2005

Rental property
Land and leasehold interests	$ 697,029	$ 637,653
Buildings and improvements	3,742,413	3,539,003
Tenant improvements	345,207	307,664
Furniture, fixtures and equipment	7,620	7,432

	4,792,269	4,491,752
Less – accumulated depreciation and amortization	(779,587)	(722,980)

Net investment in rental property	4,012,682	3,768,772
Cash and cash equivalents	20,417	60,397
Marketable securities available for sale at fair value	--	50,847
Investments in unconsolidated joint ventures	197,923	62,138
Unbilled rents receivable, net	104,027	92,692
Deferred charges and other assets, net	245,343	197,634
Restricted cash	16,341	9,221
Accounts receivable, net of allowance for doubtful accounts
of $2,776 and $1,088	25,689	5,801

Total assets	$4,622,422	$4,247,502

LIABILITIES AND PARTNERS’ CAPITAL

Senior unsecured notes	$1,630,950	$1,430,509
Revolving credit facility	317,000	227,000
Mortgages, loans payable and other obligations	419,659	468,672
Distributions payable	49,612	48,178
Accounts payable, accrued expenses and other liabilities	121,964	85,481
Rents received in advance and security deposits	50,598	47,685
Accrued interest payable	36,283	27,871

Total liabilities	2,626,066	2,335,396

Minority interest in consolidated joint ventures	2,169	--

Commitments and contingencies

Partners’ capital:
General Partner, 10,000 and 10,000 preferred units outstanding	24,836	24,836
General Partner, 62,360,388 and 62,019,646 common units outstanding	1,479,759	1,487,241
Limited partners, 15,681,625 and 13,650,439 common units outstanding	489,592	400,819
Accumulated other comprehensive loss	--	(790)

Total partners’ capital	1,994,187	1,912,106

Total liabilities and partners’ capital	$4,622,422	$4,247,502

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
REVENUES	2006	2005	2006	2005

Base rents	$143,884	$136,141	$281,866	$268,284
Escalations and recoveries from tenants	25,248	20,647	48,022	38,931
Construction services	11,862	--	11,862	--
Payroll reimbursements	4,610	--	4,610	--
Real estate services	4,312	601	4,940	1,217
Other income	4,409	4,962	6,362	6,107

Total revenues	194,325	162,351	357,662	314,539

EXPENSES

Real estate taxes	22,544	20,380	44,610	39,404
Utilities	14,238	12,346	29,681	24,242
Operating services	23,953	22,440	46,293	43,684
Direct construction costs	11,354	--	11,354	--
Real estate services salaries, wages and other costs	5,360	--	5,360	--
General and administrative	11,957	8,306	20,916	15,724
Depreciation and amortization	42,610	38,298	82,093	73,908

Total expenses	132,016	101,770	240,307	196,962

Operating Income	62,309	60,581	117,355	117,577

OTHER (EXPENSE) INCOME

Interest expense	(33,382)	(30,363)	(64,805)	(58,761)
Interest and other investment income	399	121	1,845	185
Equity in earnings (loss) of unconsolidated joint ventures	(846)	542	(599)	230
Minority interest in consolidated joint ventures	30	--	30	(74)
Gain on sale of investment in marketable securities	--	--	15,060	--
Gain on sale of investment in unconsolidated joint ventures	--	--	--	35

Total other (expense) income	(33,799)	(29,700)	(48,469)	(58,385)

Income from continuing operations	28,510	30,881	68,886	59,192

Discontinued operations:
Income from discontinued operations	401	1,813	657	4,048
Realized gains (losses) and unrealized losses
on disposition of rental property, net	4,905	11,975	4,905	11,078

Total discontinued operations, net	5,306	13,788	5,562	15,126

Net income	33,816	44,669	74,448	74,318
Preferred unit distributions	(500)	(500)	(1,000)	(4,909)

Net income available to common unitholders	$ 33,316	$ 44,169	$ 73,448	$ 69,409

Basic earnings per common unit:
Income from continuing operations	$ 0.36	$ 0.41	$ 0.88	$ 0.75
Discontinued operations	0.07	0.18	0.07	0.21

Net income available to common unitholders	$ 0.43	$ 0.59	$ 0.95	$ 0.96

Diluted earnings per common unit:
Income from continuing operations	$ 0.36	$ 0.40	$ 0.88	$ 0.75
Discontinued operations	0.07	0.18	0.07	0.21

Net income available to common unitholders	$ 0.43	$ 0.58	$ 0.95	$ 0.96

Distributions declared per common unit	$ 0.63	$ 0.63	$ 1.26	$ 1.26

Basic weighted average units outstanding	77,781	75,240	77,053	72,041

Diluted weighted average units outstanding	78,067	75,649	77,359	72,478

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL (in thousands) (unaudited)

	General	General	Limited	General	General	Limited	Accumulated
	Partner	Partner	Partners	Partner	Partner	Partners	Other	Total
	Preferred	Common	Common	Preferred	Common	Common	Comprehensive	Partners’	Comprehensive
	Units	Units	Units	Unitholders	Unitholders	Unitholders	Income/(Loss)	Capital	Income

Balance at January 1, 2006	10	62,020	13,650	$24,836	$1,487,241	$400,819	$ (790)	$1,912,106	--
Net income	--	--	--	1,000	59,231	14,217	--	74,448	$74,448
Distributions	--	--	--	(1,000)	(78,551)	(18,785)	--	(98,336)	--
Redemption of limited
partners common units
for shares of
common stock	--	136	(136)	--	4,176	(4,176)	--	--	--
Issuance of limited partner
common units	--	--	2,167	--	--	97,517	--	97,517	---
Units issued under Dividend
Reinvestment and Stock
Purchase Plan	--	3	--	--	125	--	--	125	--
Contributions – proceeds
from stock options
exercised	--	199	--	--	5,773	--	--	5,773	-
Stock options expense	--	--	--	--	176	--	--	176	--
Comprehensive Gain:
Unrealized holding gain on
marketable securities
available for sale	--	--	--	--	--	--	15,850	15,850	15,850
Directors Deferred comp.
plan	--	--	--	--	150	--	--	150	--
Issuance of restricted stock awards	--	10	--	--	--	--	--	--	--
Amortization of stock comp.	--	--	--	--	1,438	--	--	1,438	--
Cancellation of restricted
stock	--	(7)	--	--	--	--	--	--	--
Reclassification adjustment for
realized gain included
in net income	--	--	--	--	--	--	(15,060)	(15,060)	(15,060)

Balance at June 30, 2006	10	62,361	15,681	$24,836	$1,479,759	$489,592	$ --	$1,994,187	$75,238

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2006	2005

Net income	$ 74,448	$ 74,318
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	82,093	73,908
Depreciation and amortization on discontinued operations	181	831
Stock options expense	176	71
Amortization of stock compensation	1,438	1,554
Amortization of deferred financing costs and debt discount	1,446	1,739
Equity in earnings of unconsolidated joint ventures, net	599	(230)
Gain on sale of investment in unconsolidated joint venture	--	(35)
Gain on sale of marketable securities available for sale	(15,060)	--
Realized gains (losses) and unrealized losses on disposition
of rental property	(4,905)	(11,078)
Minority interest in consolidated joint venture	30	74
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(11,460)	(6,412)
Increase in deferred charges and other assets, net	(36,897)	(16,336)
Increase in accounts receivable, net	(19,888)	(1,186)
Increase in accounts payable, accrued expenses and other
liabilities	36,421	3,815
Increase (decrease) in rents received in advance and security deposits	2,913	(1,382)
Decrease in accrued interest payable	8,412	4,988

Net cash provided by operating activities	$119,947	$ 124,639

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to rental property and related intangibles	$(150,189)	$(377,841)
Repayments of notes receivable	77	13
Investment in unconsolidated joint ventures	(134,183)	(16,281)
Purchase of marketable securities available for sale	(11,912)	--
Proceeds from sale of investment in unconsolidated joint venture	--	2,676
Acquisition of minority interest in consolidated joint venture	--	(7,713)
Proceeds from sales of rental property	18,912	97,414
Proceeds from sale of marketable securities available for sale	78,609	--
(Increase) decrease in restricted cash	(7,120)	1,216

Net cash used in investing activities	$(205,806)	$(300,516)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from senior unsecured notes	$ 199,914	$ 298,804
Borrowings from revolving credit facility	530,250	539,326
Repayment of revolving credit facility	(440,250)	(483,326)
Repayment of mortgages, loans payable and other obligations	(152,521)	(91,160)
Payment of financing costs	(385)	(2,780)
Proceeds from stock options exercised	5,773	14,134
Payment of distributions	(96,902)	(95,681)

Net cash provided by financing activities	$45,879	$ 179,317

Net (decrease) increase in cash and cash equivalents	$ (39,980)	$ 3,440
Cash and cash equivalents, beginning of period	60,397	12,270

Cash and cash equivalents, end of period	$ 20,417	$ 15,710

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

The General Partner is a fully integrated, self-administered, self-managed real estate investment trust (“REIT”). The General Partner controls the Operating Partnership as its sole general partner, and owned a 79.9 percent and 82.0 percent common unit interest in the Operating Partnership as of June 30, 2006 and December 31, 2005, respectively.

The General Partner’s business is the ownership of interests in and operation of the Operating Partnership, and all of the General Partner’s expenses are incurred for the benefit of the Operating Partnership. The General Partner is reimbursed by the Operating Partnership for all expenses it incurs relating to the ownership and operation of the Operating Partnership.

As of June 30, 2006, the Operating Partnership owned or had interests in 319 properties plus developable land (collectively, the “Properties”). The Properties aggregate approximately 35.8 million square feet, which are comprised of 212 office buildings and 96 office/flex buildings, totaling approximately 35.4 million square feet (which include 42 office buildings and one office/flex building aggregating 5.2 million square feet owned by unconsolidated joint ventures in which the Operating Partnership has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, two retail properties totaling approximately 17,300 square feet, one hotel (which is owned by an unconsolidated joint venture in which the Operating Partnership has an investment interest) and two parcels of land leased to others. The Properties are located in nine states, primarily in the Northeast, plus the District of Columbia.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include all accounts of the Operating Partnership, its majority-owned and/or controlled subsidiaries and variable interest entities for which the Operating Partnership has determined itself to be the primary beneficiary, if any. See Note 2: Significant Accounting Policies – Investments in Unconsolidated Joint Ventures, Net for the Operating Partnership’s treatment of unconsolidated joint venture interests. Intercompany accounts and transactions have been eliminated.

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

Rental

Property

Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Included in total rental property is construction and development in-progress of $131.8 million and $118.8 million (including land of $59.5 million and $58.9 million) as of

June 30, 2006 and December 31, 2005, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

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

The Operating Partnership has evaluated its joint ventures with regards to FIN 46. As of June 30, 2006, the Operating Partnership has identified its Meadowlands Xanadu joint venture as a VIE, but is not consolidating such venture as the Operating Partnership is not the primary beneficiary. Disclosure about this VIE is included in Note 4: Investments in Unconsolidated Joint Ventures.

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

The Operating Partnership’s marketable securities at December 31, 2005 carried a value of $50.8 million and consisted of 1,468,300 shares of common stock in CarrAmerica Realty Corporation, which were all acquired in 2005. The Operating Partnership’s marketable securities at December 31, 2005 were all classified as available-for-sale and were carried at fair value based on quoted market prices. The Operating Partnership recorded an unrealized holding loss of $790,000 as other comprehensive loss in 2005. From January 1, 2006 through January 25, 2006, the Operating Partnership purchased an additional 336,500 shares of common stock in CarrAmerica for a total purchase price of $11.9 million.

The Operating Partnership received dividend income of approximately $902,000 from its holdings in CarrAmerica stock during the three months ended March 31, 2006, which is recorded in interest and dividend income. During the three months ended March 31, 2006, the Operating Partnership sold all of its 1,804,800 shares of CarrAmerica common stock realizing a gain of approximately $15.1 million, which is recorded in gain on sale of marketable securities.

Deferred

Financing Costs

Costs incurred in obtaining financing are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $725,000 and $847,000 for the three months ended June 30, 2006 and 2005, respectively, and $1,446,000 and $1,739,000 for the six months ended June 30, 2006 and 2005, respectively.

Deferred

Leasing Costs

Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Operating Partnership are compensated for providing leasing services to the Properties. The portion of such compensation, which is capitalized and amortized, approximated $817,000 and $949,000 for the three months ended June 30, 2006 and 2005, respectively and $1,666,000 and $1,906,000 for the six months ended June 30, 2006 and 2005, respectively.

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

Revenue

Recognition

Base rental revenue is recognized on a straight-line basis over the terms of the respective leases. Unbilled rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements. Above-market and below-market lease values for acquired properties are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed-rate renewal options for below-market leases. The capitalized above-market lease values for acquired properties are amortized as a reduction of base rental revenue over the remaining term of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed-rate renewal options of the respective leases. Escalations and recoveries from tenants are received from tenants for certain costs as provided in the lease agreements. These costs generally include real estate taxes, utilities, insurance, common area maintenance and other recoverable costs. See Note 14: Tenant Leases. Construction services revenue includes fees earned by the Operating Partnership for providing construction management and general contractor services to clients. Construction services revenue is recognized on the percentage of completion method. Using this method, profits are recorded on the basis of estimates of the overall profit and percentage of completion of individual contracts. A portion of the estimated profits is accrued based upon estimates of the percentage of completion of the construction contract. This revenue recognition method involves inherent risks relating to profit and cost estimates. Real estate services revenue includes property management, facilities management, leasing commission fees and other services. Payroll reimbursements revenue represents payroll and related costs reimbursed generally from clients. Other income includes income from parking spaces leased to tenants, income from tenants for additional services arranged for the Operating Partnership and income from tenants for early lease terminations.

Allowance for

Doubtful Accounts

Management periodically performs a detailed review of amounts due from tenants and clients to determine if accounts receivable balances are impaired based on factors affecting the collectibility of those balances. Management’s estimate of the allowance for doubtful accounts requires management to exercise significant judgment about the timing, frequency and severity of collection losses, which affects the allowance and net income.

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

Distributions

Payable

The distributions payable at June 30, 2006 represents distributions payable to preferred unitholders (10,000 Series C preferred units) and common unitholders (78,049,193 common units), for all such holders of record as of July 6, 2006 with respect to the second quarter 2006. The second quarter 2006 Series C preferred unit distributions of $50.00 per preferred unit and common unit distributions of $0.63 per common unit were approved by the Corporation’s Board of Directors on June 23, 2006. The Series C preferred unit distributions and common unit distributions payable were paid on July 17, 2006.

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

In 2002, the Operating Partnership adopted the provisions of FASB No. 123, and in 2006, the Operating Partnership adopted the provisions of FASB No. 123(R), which did not have a material effect on the Operating Partnership’s financial position and results of operations. These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”) and stock options at the grant date be amortized ratably into expense over the appropriate vesting period. For the three months ended June 30, 2006 and 2005, the Operating Partnership recorded restricted stock and stock options expense of $884,000 and $828,000, respectively and $1,614,000 and $1,625,000 for the six months ended June 30, 2006 and 2005, respectively. FASB No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, was issued in December 2002 and amends FASB No. 123, Accounting for Stock Based Compensation. FASB No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation. In addition, this Statement amends the disclosure requirements of FASB No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FASB No. 148 disclosure requirements are presented below:

The following table illustrates the effect on net income and earnings per unit if the fair value based method had been applied to all outstanding and unvested stock awards for the three and six month periods ended June 30, 2005: (dollars in thousands)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005

	Basic EPU	Basic EPU

Net income, as reported	$44,669	$74,318
Add: Stock-based compensation expense
included in reported net income	828	1,625
Deduct: Total stock-based compensation
expense determined under fair value
based method for all awards	(873)	(1,804)

Pro forma net income	44,624	74,139
Deduct: Preferred unit distributions	(500)	(4,909)

Pro forma net income available to
common unitholders – basic	$44,124	$69,230

Earnings Per Unit:
Basic – as reported	$ 0.59	$ 0.96
Basic – pro forma	$ 0.59	$ 0.96

Diluted – as reported	$ 0.58	$ 0.96
Diluted – pro forma	$ 0.58	$ 0.96

Other

Comprehensive

Income	Other comprehensive income (loss) includes items that are recorded in equity, such as unrealized holding gains or losses on marketable securities available for sale.

Reclassifications	Certain reclassifications have been made to prior period amounts in order to conform with current period presentation.

3.	REAL ESTATE TRANSACTIONS

Gale/Green Transactions

On May 9, 2006, the Operating Partnership completed the acquisitions of: (i) The Gale Company and certain of its related businesses, which engage in construction, property management, facilities management, and leasing services (collectively, the “Gale Company”); (ii) three office properties; and (iii) indirect interests in a portfolio of office properties, located primarily in New Jersey, which were owned indirectly by The Gale Company and its affiliates (“Gale”) and affiliates of S.L. Green Realty Corporation (“SL Green”). The agreements to complete the aforementioned acquisitions (collectively, the “Gale/Green Transactions”) required that the Operating Partnership complete all of the acquisitions.

The Gale Company was acquired by the Operating Partnership for initial purchase consideration of approximately $22.3 million consisting of the issuance by the Operating Partnership of 224,719 common units of the Operating Partnership and the payment of approximately $12 million in cash, which was primarily funded through borrowing under the Operating Partnership’s revolving credit facility. Additionally, the agreement to acquire the Gale Company (“Gale Agreement”) contains earn-out provisions providing for the payment of contingent purchase consideration of up to $18 million in cash based upon the achievement of Gross Income and NOI (as such terms are defined in the Gale Agreement) targets and other events for the three years following the closing date.

In connection with the Operating Partnership’s acquisition of the Gale Company, Mr. Stanley C. Gale and certain other affiliates of Gale are restricted from competing with the Operating Partnership or soliciting the Operating Partnership’s employees for a period of four years expiring on May 9, 2010.

In addition, the Gale Agreement provides for the Operating Partnership to acquire certain other ownership interests in up to 11 real estate projects (the “Non-Portfolio Properties”), subject to obtaining certain third party consents and the satisfaction of various project-related and/or other conditions. Each of the Operating Partnership’s acquired interests in the Non-Portfolio Properties will provide for the initial distributions of net cash flow solely to the Operating Partnership, and thereafter an affiliate of Gale controlled by Stanley C. Gale (“Gale Affiliate”) has participation rights (“Gale Participation Rights”) in 50 percent of the excess net cash flow remaining after the distribution to the Operating Partnership of the aggregate amount equal to the sum of: (a) the Operating Partnership’s capital contributions, plus (b) an internal rate of return (“IRR”) of 10 percent per annum, accruing on the date or dates of the Operating Partnership’s investments. The Operating Partnership anticipates that Mr. Gale will cause the Gale Affiliate to transfer certain of his interests in the Non-Portfolio Properties, directly or indirectly, to several former employees of Gale some of whom are current employees of the Operating Partnership, including Mark Yeager, one of the Corporation’s executive officers.

Through June 30, 2006, the Operating Partnership completed six of the acquisitions of interests in the Non-Portfolio Properties, which included the acquisitions of: a 530,000 square foot, mixed-use office/retail complex; an office property in development; two vacant land parcels and two pre-developed projects. The aggregate cost of the completed acquisitions was approximately $17.8 million.

In connection with the execution of the Gale Agreement, the Operating Partnership entered into agreements to acquire three office properties directly and indirect ownership interests in entities which own a portfolio of office properties (collectively, the “Gale/Green Agreements”). Under the Gale/Green Agreements, the Operating Partnership acquired 100 percent of the ownership interests in three office properties located in New Jersey, aggregating 516,162 square feet, (the “Wholly-Owned Properties”). The Wholly-Owned Properties were acquired for approximately $106 million, consisting of the assumption of $39.9 million in existing mortgage indebtedness and the payment of $66.1 million in cash, which was funded primarily through borrowing under the Operating Partnership’s revolving credit facility.

Also, as part of the Gale/Green Agreements, the Operating Partnership entered into a joint venture with SL Green, known as Mack-Green-Gale LLC (“Mack-Green”), to hold a 96 percent interest and act as general partner of Gale SLG NJ Operating Partnership, L.P. (the “OP LP”). The Operating Partnership acquired its interest in Mack-Green for approximately $116 million, which was funded primarily through borrowing under the Operating Partnership’s revolving credit facility. The OP LP owns 100 percent of entities which own 25 office properties (collectively, the “OP LP Properties”) which aggregate 3.5 million square feet (consisting of 17 office properties aggregating 2.3 million square feet located in New Jersey and eight properties aggregating 1.2 million square feet located in Troy, Michigan), as well as a minor, non-controlling interest in four office properties aggregating 419,000 square feet located in Naperville, Illinois. For a discussion of the ownership interests in Mack-Green, see Note 4: Investments in Unconsolidated Joint Ventures – Mack-Green-Gale LLC.

The Operating Partnership has not yet obtained all the information necessary to finalize its estimates to complete the purchase price allocations related to the Gale/Green Transactions. The purchase price allocations will be finalized once the information identified by the Operating Partnership has been received, which should not be longer than one year from the date of acquisition.

Property Acquisitions

The Operating Partnership acquired the following office properties during the six months ended June 30, 2006: (dollars in thousands)

Acquisition			# of	Rentable	Acquisition
Date	Property/Address	Location	Bldgs.	Square Feet	Cost

02/28/06	Capital Office Park (a)	Greenbelt, Maryland	7	842,258	$166,011
05/09/06	35 Waterview Boulevard (b) (c)	Parsippany, New Jersey	1	172,498	32,600
05/09/06	105 Challenger Road (b) (d)	Ridgefield Park, New Jersey	1	150,050	31,792
05/09/06	343 Thornall Street (b)	Edison, New Jersey	1	195,709	41,113

Total Property Acquisitions:			10	1,360,515	$271,516

(a) This transaction was funded primarily through the assumption of $63.2 million of mortgage debt and the issuance of 1.9 million common operating partnership units valued at $87.2 million.
(b) The property was acquired as part of the Gale/Green Transactions.
(c) Transaction was funded primarily through borrowing on the Operating Partnership’s revolving credit facility and the assumption of $20.4 million of mortgage debt.
(d) Transaction was funded primarily through borrowing on the Operating Partnership’s revolving credit facility and the assumption of $19.5 million of mortgage debt.

Property Sales

The Operating Partnership sold the following office properties during the six months ended June 30, 2006: (dollars in thousands)

				Rentable	Net	Net	Realized
Sale			# of	Square	Sales	Book	Gain/
Date	Property/Address	Location	Bldgs.	Feet	Proceeds	Value	(Loss)

06/28/06	Westage Business Center	Fishkill, New York	1	118,727	$14,765	$10,872	$3,893
06/30/06	1510 Lancer Drive	Moorestown, New Jersey	1	88,000	4,146	3,134	1,012

Total Office Property Sales:			2	206,727	$18,911	$14,006	$4,905

Subsequent Event

On July 31, 2006, the Operating Partnership acquired 395 West Passaic Street, a 100,589 square-foot office building in Rochelle Park, New Jersey, for approximately $21 million.

4.	INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

The debt of the Operating Partnership’s unconsolidated joint ventures aggregating $539.9 million as of June 30, 2006 is non-recourse to the Operating Partnership, except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations, and except as otherwise indicated below.

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

On December 3, 2003, the Meadowlands Venture entered into a redevelopment agreement (the “Redevelopment Agreement”) with the New Jersey Sports and Exposition Authority (“NJSEA”) for the redevelopment of the area surrounding the Continental Airlines Arena in East Rutherford, New Jersey and the construction of the Meadowlands Xanadu project. The Redevelopment Agreement provides for a 75-year ground lease and requires the Meadowlands Venture to pay the NJSEA a $160 million development rights fee and fixed rent over the term. Fixed rent will be in the amount of $1,000 per year for the first 15 years, increasing to $7.5 million from the 16th to the 18th years, increasing to $8.4 million in the 19th year, increasing to $8.7 million in the 20th year, increasing to $9.0 million in the 21st year, then to $9.2 million in the 23rd to 26th years, with additional increases over the remainder of the term, as set forth in the ground lease. The ground lease also allows for the potential for participation rent payments by the Meadowlands Venture, as described in the ground lease agreement. The First Amendment to the Redevelopment Agreement and the ground lease, itself, were signed on October 5, 2004. The Meadowlands Venture received all necessary permits and approvals from the NJSEA and U.S. Army Corps of Engineers in March 2005 and commenced construction in the same month. As a condition to fill wetlands pursuant to the permit issued by the U.S. Army Corps of Engineers and pursuant to the Redevelopment Agreement, as amended, Mills conveyed certain vacant land, known as the Empire Tract, to a conservancy trust. On June 30, 2005, the $160 million development rights fee was deposited into an escrow account by the Meadowlands Venture in accordance with the terms of the First Amendment to the Redevelopment Agreement. On such date, the following amounts were paid from escrow: (i) approximately $37.2 million to defease certain debt obligations of the NJSEA; and (ii) $26.8 million to the NJSEA, which, in turn, paid such amount to the Meadowlands Venture for the Empire Tract. Subsequently, the remainder of the monies were released from the escrow account to the NJSEA.

The Operating Partnership and Mills own a 20 percent and 80 percent interest, respectively, in the Meadowlands Venture. These interests were subject to certain participation rights by The New York Giants, which were subsequently terminated in April 2004. The Meadowlands Xanadu Venture Agreement required the Operating Partnership to make an equity contribution up to a maximum of $32.5 million, which it fulfilled in April 2005. Pursuant to the Meadowlands Xanadu Venture Agreement, Mills has received subordinated capital credit in the venture of approximately $118.0 million, which represents certain costs incurred by Mills in connection with the Empire Tract prior to the creation of the Meadowlands Venture. However, under the First Amendment to the Meadowlands Xanadu Venture Agreement, the Operating Partnership and Mills agreed that due to the expected receipt by the Meadowlands Venture of certain other sums and certain development costs savings in connection with Meadowlands Xanadu, Mills’ subordinated capital credit in the venture for the Empire Tract should be reduced to $60.0 million as of the date of the First Amendment to the Meadowlands Xanadu Venture Agreement. The Meadowlands Xanadu Venture Agreement requires Mills to contribute the balance of the capital required to complete the entertainment phase, subject to certain limitations. The Operating Partnership will receive a 9 percent preferred return on its equity investment, only after Mills receives a 9 percent preferred return on its equity investment. Residual returns, subject to participation by other parties, will be in proportion to each partner’s respective percentage interest.

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

Three separate lawsuits have been filed in the United States District Court for the District of New Jersey, challenging a permit issued by the U.S. Army Corps of Engineers (“USACE”) in connection with the project. The first suit was filed on March 30, 2005, by the Sierra Club, the New Jersey Public Interest Research Group, Citizen Lobby, Inc. and the New Jersey Environmental Federation. Additional suits were filed on May 16 and May 31, 2005, respectively, by Hartz (together with one of its officers as an individually-named plaintiff) and the Borough of Carlstadt. The Sierra Club also filed a motion for a preliminary injunction to stop certain construction activities on the project, which the Court denied on July 6, 2005. The parties have filed cross motions for summary judgment on the merits of the Sierra Club’s claims. A decision is expected sometime in the latter part of 2006. On October 26, 2005, the court granted the motions of the Meadowlands Venture and the USACE to dismiss the Hartz complaint for lack of standing. The deadline for appealing that decision has passed, so the Hartz action is ended. On October 31, 2005, the USACE filed a motion to dismiss the complaint filed by the Borough of Carlstadt for lack of standing. On February 7, 2006, the Court granted the motion and dismissed the Borough of Carlstadt’s complaint in its entirety. On March 9, 2006, Carlstadt filed a notice of appeal of this decision to the United States Court of Appeals for the Third Circuit. This appeal has been dismissed pursuant to the Settlement Agreement and Release executed by Carlstadt and the Meadowlands Venture.

On April 5, 2005, the New York Football Giants (“Giants”) filed an emergent application with the Supreme Court of New Jersey, Chancery Division, seeking an injunction stopping all work on the Meadowlands Xanadu project as being in violation of its existing lease with the NJSEA. After hearing oral argument on the application on August 5, 2005, the court denied the Giants’ motion for preliminary injunctive relief. On June 22, 2006, the court entered a Stipulation and Consent Order that dismissed without prejudice the parties’ respective claims.

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

G&G MARTCO (Convention Plaza)

The Operating Partnership holds a 50 percent interest in G&G Martco, which owns Convention Plaza, a 305,618 square foot office building, located in San Francisco, California. The venture has a mortgage loan with a $47.3 million balance at June 30, 2006 collateralized by its office property. The loan also provides the venture the ability to increase the balance of the loan up to an additional $373,000 for the funding of qualified leasing costs. The loan bears interest at a rate of the London Inter-Bank Offered Rate (“LIBOR”) (5.334 percent at June 30, 2006) plus 162.5 basis points and matures in August 2006. The Operating Partnership performs management and leasing services for the property owned by the joint venture and recognized $37,000 and $34,000 in fees for such services in the three months ended June 30, 2006 and 2005, respectively, and $83,000 and $69,000 for the six months ended June 30, 2006 and 2005, respectively.

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

RAMLAND REALTY ASSOCIATES L.L.C. (One Ramland Road)

On August 20, 1998, the Operating Partnership entered into a joint venture with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C. The venture was formed to own, manage and operate One Ramland Road, a 232,000 square foot office/flex building and adjacent developable land, located in Orangeburg, New York. In August 1999, the joint venture completed redevelopment of the property and placed the office/flex building in service. The Operating Partnership holds a 50 percent interest in the joint venture. The venture has a mortgage loan with a $14.9 million balance at June 30, 2006 secured by its office/flex property. The mortgage bears interest at a rate of LIBOR plus 175 basis points and matures in January 2007, with two one-year extension options, subject to certain conditions.

The Operating Partnership performs management, leasing and other services for the property owned by the joint venture and recognized $31,000 and $46,000 in fees for such services in the three months ended June 30, 2006 and 2005, respectively, and $47,000 and $55,000 for the six months ended June 30, 2006 and 2005, respectively.

ASHFORD LOOP ASSOCIATES L.P. (1001 South Dairy Ashford/2100 West Loop South)

On September 18, 1998, the Operating Partnership entered into a joint venture with Prudential to form Ashford Loop Associates L.P. The venture was formed to own, manage and operate 1001 South Dairy Ashford, a 130,000 square foot office building acquired on September 18, 1998, and 2100 West Loop South, a 168,000 square foot office building acquired on November 25, 1998, both located in Houston, Texas. The Operating Partnership held a 20 percent interest in the joint venture. On February 25, 2005, the Operating Partnership sold its interest in the venture to Prudential for $2.7 million.

SOUTH PIER AT HARBORSIDE – HOTEL DEVELOPMENT

On November 17, 1999, the Operating Partnership entered into a joint venture with Hyatt Corporation (“Hyatt”) to develop a 350-room hotel on the South Pier at Harborside Financial Center, Jersey City, New Jersey, which was completed and commenced initial operations in July 2002. The Operating Partnership owns a 50 percent interest in the venture.

The venture had a mortgage loan with a commercial bank with a $62.9 million balance at December 31, 2003 collateralized by its hotel property. The debt bore interest at a rate of LIBOR plus 275 basis points, which was scheduled to mature in December 2003, and was extended through January 29, 2004. On that date, the venture repaid the mortgage loan using the proceeds from a new $40.0 million mortgage loan, (with a balance as of June 30, 2006 of $39.0 million) collateralized by the hotel property, as well as capital contributions from the Operating Partnership and Hyatt of $10.8 million each. The new loan carries an interest rate of LIBOR plus 200 basis points and matures in February 2007. The loan currently has two one-year extension options remaining subject to certain conditions, which require payment of a fee. On May 25, 2004, the venture obtained a second mortgage loan with a commercial bank for $20.0 million (with a balance as of June 30, 2006 of $2.3 million) collateralized by the hotel property, in which each partner, including the Operating Partnership, has severally guaranteed repayment of approximately $1.1 million. The loan carries an interest rate of LIBOR plus 175 basis points and matures in February 2007. The loan currently has two one-year extension options remaining subject to certain conditions, which require payment of a fee. The proceeds from this loan were used to make distributions to the Operating Partnership and Hyatt in the amount of $10.0 million each. Additionally, the venture has a loan with a balance as of June 30, 2006 of $7.6 million with the City of Jersey City, provided by the U.S. Department of Housing and Urban Development. The loan currently bears interest at fixed rates ranging from 6.09 percent to 6.62 percent and matures in August 2020. The Operating Partnership has posted a $7.6 million letter of credit in support of this loan, $3.8 million of which is indemnified by Hyatt.

RED BANK CORPORATE PLAZA L.L.C./RED BANK CORPORATE PLAZA II, L.L.C.

On March 23, 2006, the Operating Partnership entered into a joint venture with the PRC Group (“PRC”) to form Red Bank Corporate Plaza L.L.C. The venture was formed to develop Red Bank Corporate Plaza, a 92,878 square foot office building located in Red Bank, New Jersey, which has been fully pre-leased to Hovnanian Enterprises, Inc. for a 10-year term. The Operating Partnership holds a 50 percent interest in the venture. PRC contributed the vacant land for the development of the office building as its initial capital in the venture. The Operating Partnership will fund the costs of development up to the value of the land contributed by PRC of $3.5 million, and the Operating Partnership and PRC will fund the remaining costs of construction equally. The venture is pursuing financing for the project.

On July 20, 2006, the Operating Partnership entered into a joint venture agreement with PRC to form Red Bank Corporate Plaza II L.L.C. The venture was formed to hold land on which it plans to develop Red Bank Corporate Plaza II, a 18,561 square foot office building located in Red Bank, New Jersey. The Operating Partnership holds a 50 percent interest in the venture. The terms of the venture are similar to Red Bank Corporate Plaza L.L.C. PRC contributed the vacant land as its initial capital in the venture.

MACK-GREEN-GALE LLC

On May 9, 2006, as part of the Gale/Green Transactions, the Operating Partnership entered into a joint venture, Mack-Green-Gale LLC (“Mack-Green”), with SL Green, pursuant to which Mack-Green holds a 96 percent interest and acts as general partner of Gale SLG NJ Operating Partnership, L.P. (the “OP LP”). The Operating Partnership acquired its interest in Mack-Green for approximately $116 million, which was funded primarily through borrowing under the Operating Partnership’s revolving credit facility. The OP LP owns 100 percent of entities which own 25 office properties (the “OP LP Properties”) which aggregate 3.5 million square feet (consisting of 17 office properties aggregating 2.3 million square feet located in New Jersey and eight properties aggregating 1.2 million square feet located in Troy, Michigan), as well as a minor, non-controlling interest in four office properties aggregating 419,000 square feet located in Naperville, Illinois.

As defined in the Mack-Green operating agreement, the Operating Partnership shares decision-making equally with SL Green regarding: (i) all major decisions involving the operations of Mack-Green; and (ii) overall general partner responsibilities in operating the OP LP.

The Mack-Green operating agreement generally provides for profits and losses to be allocated as follows:

(i)	99 percent of Mack-Green’s share of the profits and losses from 10 specific OP LP Properties allocable to the Operating Partnership and one percent allocable to SL Green;
(ii)

one percent of Mack-Green’s share of the profits and losses from eight specific OP LP Properties and its minor interest in four office properties allocable to the Operating Partnership and 99 percent allocable to SL Green; and

(iii)	50 percent of all other profits and losses allocable to the Operating Partnership and 50 percent allocable to SL Green.

Substantially all of the OP LP Properties are encumbered by mortgage loans with an aggregate outstanding principal balance of $350.3 million. $190.3 million of the mortgage loans bear interest at a weighted average fixed interest rate of 6.32 percent per annum and mature through May 2016. $160.0 million of the mortgage loans bear interest at a floating rate interest rate ranging from LIBOR plus 275 basis points to LIBOR plus 295 basis points per annum and mature through May 2008. Included in the floating rate mortgage loans are $90.3 million provided by an affiliate of SL Green.

The Operating Partnership performs management, leasing, and construction services for the properties owned by the joint venture and recognized $800,000 in income (net of $427,000 in direct costs) for such services in the three and six months ended June 30, 2006.

GE/GALE FUNDING LLC (PFV)

On May 9, 2006, as part of the Gale/Green Transactions, the Operating Partnership acquired from a Gale Affiliate for $1.8 million a 50 percent controlling interest in GMW Village Associates, LLC (“GMW Village”). GMW Village holds a 20 percent interest in GE/Gale Funding LLC (“GE Gale”). GE Gale owns a 100 percent interest in the entities owning Princeton Forrestal Village, a mixed-use, office/retail complex aggregating 530,000 square feet and located in Plainsboro, New Jersey (“Princeton Forrestal Village” or “PFV”).

In addition to the cash consideration paid to acquire the interest, the Operating Partnership provided a Gale Affiliate with the Gale Participation Rights.

The operating agreement of GE Gale, which is owned 80 percent by GEBAM, Inc., provides for, among other things, distributions of net cash flow, initially, in proportion to each member’s interest and subject to adjustment upon achievement of certain financial goals, as defined in the operating agreement.

GE Gale has a mortgage loan in an amount not to exceed $52.8 million, which has a balance at June 30, 2006, of $37 million. The loan provides the venture the ability to draw additional monies for qualified leasing and capital improvement costs. The loan bears interest at a rate of LIBOR plus 275 basis points and matures on October 9, 2008, with an extension option through November 9, 2010.

The Operating Partnership performs management, leasing, and construction services for PFV and recognized $0 for such services in the three and six months ended June 30, 2006.

ROUTE 93 MASTER LLC/ROUTE 93 BEDFORD MASTER LLC (collectively, the “Route 93 Ventures”)

On June 1, 2006, the Route 93 Ventures were formed between a majority-owned subsidiary of the Operating Partnership, having a 30 percent interest and the Commingled Pension Trust Fund (Special Situation Property) of JPMorgan Chase Bank having a 70 percent interest, for the purpose of acquiring seven office buildings, aggregating 670,000 square feet, located in the towns of Andover, Bedford and Billerica, Massachusetts. Profits and losses are shared by the partners in proportion to their respective interest until the investment yields an 11 percent IRR, then sharing will shift to 40/60, and when the IRR reaches 15 percent, sharing will shift to 50/50.

The Operating Partnership’s acquired interests in the Route 93 Ventures will provide for the initial distributions of net cash flow solely to the Operating Partnership, and thereafter an affiliate of Gale has participation rights in 50 percent of the excess net cash flow remaining after the distribution from its interests to the Operating Partnership of the aggregate amount equal to the sum of: (a) the Operating Partnership’s capital contributions, plus (b) an IRR of

11 percent per annum.

The Route 93 Ventures have mortgage loans with an amount not to exceed $58.6 million, with a $39.4 million balance at June 30, 2006 collateralized by its office properties. The loan provides the venture the ability to draw additional monies for qualified leasing and capital improvement costs. The loan bears interest at a rate of LIBOR plus 220 basis points and matures on July 11, 2008, with three one-year extension options.

The Operating Partnership performs management and construction services for the properties owned by the Route 93 Ventures and recognized $0 for such services in the three and six months ended June 30, 2006.

GALE KIMBALL, L.L.C.

On June 15, 2006, the Operating Partnership entered into a joint venture with a Gale Affiliate to form M-C Kimball, LLC (“M-C Kimball”). The Operating Partnership holds a 99.9 percent interest in M-C Kimball, with a Gale Affiliate holding the remaining 0.1 percent member interest. M-C Kimball was formed for the sole purpose of acquiring a Gale Affiliate’s 33.33 percent membership interest in Gale Kimball, L.L.C. (“Gale Kimball”), an entity holding a 25 percent interest in 100 Kimball Drive LLC (“100 Kimball”), which is developing a 175,000 square foot office property located at 100 Kimball Drive, Parsippany, New Jersey (the “Kimball Property”).

The operating agreement of M-C Kimball provides, among other things, for the Gale Participation Rights.

Gale Kimball is owned 33.33 percent by M-C Kimball and 66.67 percent by the Hampshire Generational Fund, L.L.C. (“Hampshire”). The operating agreement of Gale Kimball provides, among other things, for the distribution of net cash flow, initially, in accordance with its members’ respective membership interests and, upon achievement of certain financial conditions, 50 percent to each of the Operating Partnership and Hampshire.

100 Kimball is owned 25 percent by Gale Kimball and 75 percent by 100 Kimball Drive Realty Member LLC, an affiliate of JP Morgan (“JPM”). The operating agreement of 100 Kimball provides, among other things, for the distributions to be made in the following order:

(i)

first, to JPM, such that JPM is provided with an annual 12 percent compound preferred return on Preferred Equity Capital Contributions (as such term is defined in the operating agreement of 100 Kimball and largely comprised of development and construction costs);

(ii)	second, to JPM, as return of Preferred Equity Capital Contributions until complete repayment of such Preferred Equity Capital Contributions;

(iii)

third, to each of JPM and Gale Kimball in proportion to their respective membership interests until each member is provided, as a result of such distributions, with an annual twelve percent compound return on the Member’s Capital Contributions (as defined in the operating agreement of 100 Kimball, and excluding Preferred Equity Capital Contributions, if any); and

(iv)	fourth, 50 percent to each of JPM and Gale Kimball.

100 Kimball has a construction loan in an amount not to exceed $29 million, with a balance at June 30, 2006 of $8 million. The loan bears interest at a rate of LIBOR plus 195 basis points and matures on December 8, 2008 with a one-year extension option.

The Operating Partnership performs construction and development services for the property owned by 100 Kimball for which it recognized $146,000 in income (net of $3.3 million in direct costs) in the three and six months ended June 30, 2006.

55 CORPORATE PARTNERS, LLC

On June 9, 2006, the Operating Partnership entered into a joint venture with a Gale Affiliate to form 55 Corporate Partners, LLC (“55 Corporate”). 55 Corporate was formed for the sole purpose of acquiring from a Gale Affiliate a 50 percent interest in SLG 55 Corporate Drive II, LLC (“SLG 55”), an entity indirectly holding a condominium interest in a vacant land parcel located in Bridgewater, New Jersey, which can accommodate development of an approximately 200,000 square foot office building. Sanofi-Aventis, which occupies neighboring buildings, has an option to cause the venture to construct the building, which it would lease on a long-term basis. Sanofi-Aventis is required to pay a penalty, subject to certain conditions, in the event it fails to exercise the option. If the venture is unable to obtain certain approvals to construct the building, it would be liable to Sanofi-Aventis for certain penalties. The remaining 50 percent in SLG 55 is owned by SLG Gale 55 Corporate LLC, an affiliate of SL Green Realty Corp (“SLG Gale 55”).

The operating agreement of 55 Corporate provides, among other things, for the Gale Participation Rights.

The operating agreement of SLG 55 provides, among other things, for the distribution of the available net cash flow to each of 55 Corporate and SLG Gale 55 in proportion to their respective membership interests in SLG 55 (50 percent each).

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES

The following is a summary of the financial position of the unconsolidated joint ventures in which the Operating Partnership had investment interests as of June 30, 2006 and December 31, 2005: (dollars in thousands)

	June 30, 2006

			Plaza			Red Bank
	Meadowlands	G&G	VIII & IX	Ramland	Harborside	Corporate	Mack		Route 93	Gale	55	Combined
	Xanadu	Martco	Associates	Realty	South Pier	Plaza	Green	PFV	Portfolio	Kimball	Corporate	Total

Assets:
Rental property, net	$510,029	$10,164	$11,712	$12,277	$71,643	$3,966	$511,867	$30,088	$54,485	$ --	$16,000	$1,232,231
Other assets	169,565	7,174	1,073	831	11,058	95	34,676	25,483	6,408	2,975	--	259,338

Total assets	$679,594	$17,338	$12,785	$13,108	$82,701	$4,061	$546,543	$55,571	$60,893	$ 2,975	$16,000	$1,491,569

Liabilities and
partners’/members’
capital (deficit):
Mortgages, loans
payable and other
obligations	$ --	$47,256	$ --	$14,936	$50,894	$ --	$350,337	$37,024	$39,435	$ --	$ --	$ 539,882
Other liabilities	42,372	953	534	184	5,058	51	12,424	6,556	552	--	--	68,684
Partners’/members’
capital (deficit)	637,222	(30,871)	12,251	(2,012)	26,749	4,010	$183,782	11,991	20,906	2,975	16,000	883,003

Total liabilities and
partners’/members’
capital (deficit)	$679,594	$17,338	$12,785	$13,108	$82,701	$4,061	$546,543	$55,571	$60,893	$2,975	$16,000	$1,491,569

Operating
Partnership’s
investment
in unconsolidated
joint ventures, net	$ 35,732	$ 6,116	$ 6,047	$ --	$16,077	$ 388	$114,939	$ 2,896	$ 6,238	$ 990	$ 8,500	$ 197,923

	December 31, 2005

			Plaza			Red Bank
	Meadowlands	G&G	VIII & IX	Ramland	Harborside	Corporate	Mack		Route 93	Gale	55	Combined
	Xanadu	Martco	Associates	Realty	South Pier	Plaza	Green	PFV	Portfolio	Kimball	Corporate	Total

Assets:
Rental property, net	$390,488	$ 10,628	$12,024	$ 12,511	$74,466	--	--	--	--	--	--	$500,117
Other assets	171,029	6,427	1,661	1,188	11,393	--	--	--	--	--	--	191,698

Total assets	$561,517	$ 17,055	$13,685	$ 13,699	$85,859	--	--	--	--	--	--	$691,815

Liabilities and
partners’/members’
capital (deficit):
Mortgages, loans
payable and other
obligations	--	$ 46,588	--	$ 14,936	$56,970	--	--	--	--	--	--	$118,494
Other liabilities	$ 60,447	876	$ 1,361	220	4,341	--	--	--	--	--	--	67,245
Partners’/members’
capital (deficit)	501,070	(30,409)	12,324	(1,457)	24,548	--	--	--	--	--	--	506,076

Total liabilities and
partners’/members’
capital (deficit)	$561,517	$ 17,055	$13,685	$ 13,699	$85,859	--	--	--	--	--	--	$691,815

Operating
Partnership’s
investment
in unconsolidated
joint ventures, net	$ 34,640	$ 6,438	$ 6,084	$ --	$14,976	--	--	--	--	--	--	$ 62,138

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES

The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Operating Partnership had investment interests during the three months ended June 30, 2006 and 2005: (dollars in thousands)

	Three Months Ended June 30, 2006

			Plaza				Red Bank
	Meadowlands	G&G	VIII & IX	Ramland	Ashford	Harborside	Corporate	Mack		Route 93	Gale	55	Combined
	Xanadu	Martco	Associates	Realty	Loop	South Pier	Plaza	Green	PFV	Portfolio	Kimball	Corporate	Total

Total revenues	$158	$1,778	$ 196	$ 502	--	$ 9,774	$ --	$ 9,468	$ 4,391	$ 558	--	--	$ 26,825
Operating and
other expenses	(83)	(978)	(46)	(364)	--	(5,752)	(2)	(3,776)	(2,716)	(257)	--	--	(13,974)
Depreciation and
amortization	--	(357)	(154)	(187)	--	(1,460)	--	(3,378)	(1,421)	(116)	--	--	(7,073)
Interest expense	--	(792)	--	(253)	--	(906)	--	(3,591)	(1,383)	(241)	--	--	(7,166)

Net income	$ 75	$ (349)	$ (4)	$(302)	--	$ 1,656	$(2)	$(1,277)	$(1,129)	$ (56)	--	--	$ (1,388)

Operating
Partnership’s
equity
in earnings (loss)
of unconsolidated
joint ventures	$ --	$ (331)	$ (2)	$ --	$--	$ 828	$ --	$(1,260)	$ (67)	$ (14)	--	--	$ (846)

	Three Months Ended June 30, 2005

			Plaza				Red Bank
	Meadowlands	G&G	VIII & IX	Ramland	Ashford	Harborside	Corporate	Mack		Route 93	Gale	55	Combined
	Xanadu	Martco	Associates	Realty	Loop	South Pier	Plaza	Green	PFV	Portfolio	Kimball	Corporate	Total

Total revenues	--	$1,568	$ 52	$ 664	--	$ 9,158	--	--	--	--	--	--	$11,442
Operating and										--	--	--
other expenses	--	(908)	(62)	(348)	--	(5,294)	--	--	--	--	--	--	(6,612)
Depreciation and
amortization	--	(290)	(154)	(162)	--	(1,289)	--	--	--	--	--	--	(1,895)
Interest expense	--	(525)	--	(179)	--	(1,292)	--	--	--	--	--	--	(1,996)

Net income	--	$ (155)	$(164)	$ (25)	--	$ 1,283	--	--	--	--	--	--	$ 939

Operating
Partnership’s
equity
in earnings (loss)
of unconsolidated
joint ventures	--	$ (77)	$ (79)	$ --	--	$ 698	$0	--	--	--	--	--	$ 542

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES

The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Operating Partnership had investment interests during the six months ended June 30, 2006 and 2005: (dollars in thousands)

	Six Months Ended June 30, 2006

			Plaza				Red Bank
	Meadowlands	G&G	VIII & IX	Ramland	Ashford	Harborside	Corporate	Mack		Route 93	Gale	55	Combined
	Xanadu	Martco	Associates	Realty	Loop	South Pier	Plaza	Green	PFV	Portfolio	Kimball	Corporate	Total

Total revenues	$ 299	$ 3,647	$ 322	$1,015	--	$ 17,603	--	$ 9,468	$ 4,391	$ 558	--	--	$ 37,303
Operating and
other expenses	(151)	(1,880)	(88)	(704)	--	(10,636)	$(2)	(3,776)	(2,716)	(257)	--	--	(20,210)
Depreciation and
amortization	--	(712)	(308)	(376)	--	(2,909)	--	(3,378)	(1,421)	(116)	--	--	(9,220)
Interest expense	--	(1,517)	--	(489)	--	(1,857)	--	(3,591)	(1,383)	(241)	--	--	(9,078)

Net income	$ 148	$ (462)	$ (74)	$ (554)	--	$ 2,201	$(2)	$(1,277)	$(1,129)	$ (56)	--	--	$ (1,205)

Operating
Partnership’s
equity
in earnings (loss)
of unconsolidated
joint ventures	$ --	$ (322)	$ (37)	$ --	--	$ 1,101	$ --	$(1,260)	$ (67)	$ (14)	--	--	$ (599)

	Six Months Ended June 30, 2005

			Plaza				Red Bank
	Meadowlands	G&G	VIII & IX	Ramland	Ashford	Harborside	Corporate	Mack		Route 93	Gale	55	Combined
	Xanadu	Martco	Associates	Realty	Loop	South Pier	Plaza	Green	PFV	Portfolio	Kimball	Corporate	Total

Total revenues	--	$ 3,149	$ 128	$1,032	$ 405	$15,887	--	--	--	--	--	--	$ 20,601
Operating and
other expenses	--	(1,738)	(96)	(666)	(397)	(9,825)	--	--	--	--	--	--	(12,722)
Depreciation and
amortization	--	(545)	(308)	(317)	(160)	(2,884)	--	--	--	--	--	--	(4,214)
Interest expense	--	(988)	--	(342)	--	(2,007)	--	--	--	--	--	--	(3,337)

Net income	--	$ (122)	$(276)	$ (293)	$(152)	$ 1,171	--	--	--	--	--	--	$ 328

Operating
Partnership’s
equity
in earnings (loss)
of unconsolidated
joint ventures	--	$ (244)	$(138)	$ --	$ (30)	$ 642	--	--	--	--	--	--	$ 230

5.	DEFERRED CHARGES AND OTHER ASSETS

	June 30,	December 31,
(dollars in thousands)	2006	2005

Deferred leasing costs	$178,884	$182,975
Deferred financing costs	21,380	21,764

	200,264	204,739
Accumulated amortization	(69,190)	(73,410)

Deferred charges, net	131,074	131,329
Notes receivable	11,842	11,919
In-place lease values, related intangible and other assets, net	73,337	37,028
Prepaid expenses and other assets, net	29,090	17,358

Total deferred charges and other assets, net	$245,343	$197,634

6.	DISCONTINUED OPERATIONS

On March 23, 2006, the Operating Partnership entered into an agreement to sell its 118,727 square-foot office building located at 300 Westage Business Center Drive in Fishkill, New York. On June 28, 2006, the Operating Partnership completed the sale of the building, received net sales proceeds of approximately $14.8 million, and recognized a gain of approximately $3.9 million on the sale.

On June 30, 2006, the Operating Partnership sold 1510 Lancer Drive, an 88,000 square-foot office/flex building located in Moorestown, New Jersey, for $4.2 million, and recognized a gain of approximately $1.0 million on the sale.

When the Operating Partnership identified its 178,329 square foot office building located at 201 Willowbrook Boulevard in Wayne, New Jersey as held for sale on March 31, 2005, it determined that the carrying amount of this property was not expected to be recovered from estimated net sales proceeds and recognized a valuation allowance of $1.6 million during the three months ended March 31, 2005.

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

There are no properties identified as held for sale as of June 30, 2006.

The following tables summarize income from discontinued operations and the related realized gains (losses) and unrealized losses on disposition of rental property, net for the three and six month periods ended June 30, 2006 and 2005: (dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Total revenues	$ 709	$2,740	$1,414	$ 6,716
Operating and other expenses	(291)	(719)	(580)	(1,879)
Depreciation and amortization	(21)	(242)	(181)	(831)
Interest expense (net of interest income)	4	34	4	42

Income from discontinued operations	$ 401	$ 1,813	$ 657	$ 4,048

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Realized gains on disposition of rental property	$4,905	$11,975	$4,905	$12,691
Unrealized losses on disposition of rental property	--	--	--	(1,613)

Realized gains (losses) and unrealized losses on disposition
of rental property, net	$4,905	$11,975	$4,905	$11,078

7.	SENIOR UNSECURED NOTES

A summary of the Operating Partnership’s senior unsecured notes as of June 30, 2006 and December 31, 2005 is as follows: (dollars in thousands)

	June 30,	December 31,	Effective
	2006	2005	Rate (1)

7.250% Senior Unsecured Notes, due March 15, 2009	$ 299,364	$ 299,246	7.49%
5.050% Senior Unsecured Notes, due April 15, 2010	149,792	149,765	5.27%
7.835% Senior Unsecured Notes, due December 15, 2010	15,000	15,000	7.95%
7.750% Senior Unsecured Notes, due February 15, 2011	299,208	299,122	7.93%
5.250% Senior Unsecured Notes, due January 15, 2012	98,918	--	5.46%
6.150% Senior Unsecured Notes, due December 15, 2012	91,735	91,488	6.89%
5.820% Senior Unsecured Notes, due March 15, 2013	25,364	25,309	6.45%
4.600% Senior Unsecured Notes, due June 15, 2013	99,801	99,787	4.74%
5.125% Senior Unsecured Notes, due February 15, 2014	201,828	201,948	5.11%
5.125% Senior Unsecured Notes, due January 15, 2015	149,210	149,164	5.30%
5.800% Senior Unsecured Notes, due January 15, 2016	200,730	99,680	5.81%

Total Senior Unsecured Notes	$1,630,950	$1,430,509

(1) Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount on the notes, as applicable.

On January 24, 2006, the Operating Partnership issued $100.0 million face amount of 5.80 percent senior unsecured notes due January 15, 2016 with interest payable semi-annually in arrears, and $100.0 million face amount of 5.25 percent senior unsecured notes due January 15, 2012 with interest payable semi-annually in arrears. The total proceeds from the issuances, including accrued interest on the 5.80 percent notes, of approximately $200.8 million were used to reduce outstanding borrowings under the Operating Partnership’s unsecured facility.

8.	UNSECURED REVOLVING CREDIT FACILITY

2004 Unsecured Facility

On November 23, 2004, the Operating Partnership obtained an unsecured revolving credit facility (“2004 Unsecured Facility”) with a borrowing capacity of $600.0 million (expandable to $800.0 million). The interest rate on outstanding borrowings (not electing the Operating Partnership’s competitive bid feature) under the 2004 Unsecured Facility is currently LIBOR plus 65 basis points. The facility has a competitive bid feature, which allows the Operating Partnership to solicit bids from lenders under the facility to borrow up to $300.0 million at interest rates less than the current LIBOR plus 65 basis point spread. As of June 30, 2006, the Operating Partnership’s outstanding borrowings carried a weighted average interest rate of LIBOR plus 42 points. The Operating Partnership may also elect an interest rate representing the higher of the lender’s prime rate or the Federal Funds rate plus 50 basis points. The 2004 Unsecured Facility, which also required a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears, was scheduled to mature in November 2007.

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

The lending group for the 2004 Unsecured Facility consists of: JPMorgan Chase Bank, N.A., as administrative agent; Bank of America, N.A., as syndication agent; The Bank of Nova Scotia, New York Agency; Wachovia Bank, National Association; and Wells Fargo Bank, National Association, as documentation agents; SunTrust Bank, as senior managing agent; US Bank National Association; Citicorp North America, Inc.; and PNC Bank National Association, as managing agents; and Bank of China, New York Branch; The Bank of New York; Chevy Chase Bank, F.S.B.; The Royal Bank of Scotland, plc; Mizuho Corporate Bank, Ltd.; The Bank of Toyko – Mitsubishi UFJ, Ltd. (successor by merger to UFJ Bank Limited), New York Branch; The Governor and Company of the Bank of Ireland; Bank Hapoalim B.M.; Comerica Bank; Chang Hwa Commercial Bank, Ltd., New York Branch; First Commercial Bank, New York Agency; Chiao Tung Bank Co., Ltd., New York Agency; Deutsche Bank Trust Company Americas; and Hua Nan Commercial Bank, New York Agency.

SUMMARY

As of June 30, 2006 and December 31, 2005, the Operating Partnership had outstanding borrowings of $317.0 million and $227.0 million respectively, under the 2004 Unsecured Facility.

9.	MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Operating Partnership has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Operating Partnership’s rental properties. Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

A summary of the Operating Partnership’s mortgages, loans payable and other obligations as of June 30, 2006 and December 31, 2005 is as follows: (dollars in thousands)

		Effective	Principal Balance at
		Interest	June 30,	December 31,
Property Name	Lender	Rate (a)	2006	2005	Maturity

6411 Ivy Lane	Massachusetts Mutual Life Ins. Co.	5.59%	$ 9,439	--	07/03/06 (b)
Monmouth Executive Center	LaSalle Brothers CMBS	4.98%	15,682	$ 16,044	08/01/06 (c)
Mack-Cali Airport	Allstate Life Insurance Co.	7.05%	9,535	9,644	04/01/07
6406 Ivy Lane	Morgan Stanley Guaranty Trust Co.	5.57%	15,027	--	06/01/07
6303 Ivy Lane	State Farm Life Insurance Co.	5.57%	6,206	--	07/01/07
6404 Ivy Lane	TIAA	5.58%	13,972	--	08/01/08
Assumed obligations	Various	4.87%	46,466	53,241	05/01/09 (d)
Various	Prudential Insurance	4.84%	150,000	150,000	01/15/10 (e)
105 Challenger Road	Archon Financial CMBS	4.98%	18,638	--	06/06/10
2200 Renaissance Boulevard	TIAA	5.89%	17,999	18,174	12/01/12
Soundview Plaza	TIAA	6.02%	18,223	18,427	01/01/13
9200 Edmonston Road	Principal Commercial Funding L.L.C.	5.53%	5,297	--	05/01/13
6305 Ivy Lane	John Hancock Life Insurance Co.	5.53%	7,375	--	01/01/14
6301 Ivy Lane	John Hancock Life Insurance Co.	5.52%	6,900	--	07/01/14
35 Waterview Blvd.	Wachovia CMBS	6.35%	20,400	--	08/11/14
500 West Putnam Avenue	New York Life Insurance Co.	5.52%	25,000	25,000	01/10/16
23 Main Street	JP Morgan CMBS	5.59%	33,500	33,500	09/01/18
Harborside – Plaza 2 and 3	Northwestern/Principal	--	--	144,642	-- (f)

Total mortgages, loans payable and other obligations			$419,659	$468,672

(a)   Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs and other transaction costs, as applicable.

(b) On July 3, 2006, the Operating Partnership repaid this mortgage loan at par, using borrowings under the 2004 unsecured facility.
(c) Mortgage is collateralized by three properties. On August 1, 2006, the Operating Partnership repaid this mortgage loan at par, using borrowings under the 2004 Unsecured Facility.
(d) The obligations mature at various times through May 2009.
(e) Mortgage is collateralized by seven properties.
(f) On January 3, 2006, the Operating Partnership repaid this mortgage loan at par, using borrowings under the 2004 Unsecured Facility.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED

Cash paid for interest for the six months ended June 30, 2006 and 2005 was $59,106,000 and $54,329,000 respectively. Interest capitalized by the Operating Partnership for the six months ended June 30, 2006 and 2005 was $3,058,000 and $2,622,000, respectively.

SUMMARY OF INDEBTEDNESS

As of June 30, 2006, the Operating Partnership’s total indebtedness of $2,367,609,000 (weighted average interest rate of 6.08 percent) was comprised of $317,000,000 of revolving credit facility borrowings (weighted average rate of 5.67 percent) and fixed rate debt and other obligations of $2,050,609,000 (weighted average rate of 6.14 percent).

As of December 31, 2005, the Operating Partnership’s total indebtedness of $2,126,181,000 (weighted average interest rate of 6.15 percent) was comprised of $227,000,000 of revolving credit facility borrowings (weighted average rate of 4.84 percent) and fixed rate debt of $1,899,181,000 (weighted average rate of 6.30 percent).

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

The Series C Preferred Stock has preference rights with respect to liquidation and distributions over the common stock. Holders of the Series C Preferred Stock, except under certain limited conditions, will not be entitled to vote on any matters. In the event of a cumulative arrearage equal to six quarterly dividends, holders of the Series C Preferred Stock will have the right to elect two additional members to serve on the Corporation’s Board of Directors until dividends have been paid in full. At June 30, 2006, there were no dividends in arrears. The Corporation may issue unlimited additional preferred stock ranking on a parity with the Series C Preferred Stock but may not issue any preferred stock senior to the Series C Preferred Stock without the consent of two-thirds of its holders. The Series C Preferred Stock is essentially on an equivalent basis in priority with the Preferred Units.

Except under certain conditions relating to the Corporation’s qualification as a REIT, the Series C Preferred Stock is not redeemable prior to March 14, 2008. On and after such date, the Series C Preferred Stock will be redeemable at the option of the Corporation, in whole or in part, at $25 per depositary share, plus accrued and unpaid dividends.

In connection with the Corporation’s issuance of $25 million of Series C cumulative redeemable perpetual preferred stock, the Corporation acquired from the Operating Partnership $25 million of Series C Preferred Units (the “Series C Preferred Units”), which have terms essentially identical to the Series C preferred stock and rank equal with the Series B Preferred Units.

REPURCHASE OF GENERAL PARTNER UNITS

On September 13, 2000, the Board of Directors of the Corporation authorized an increase to the Corporation’s repurchase program under which the Corporation was permitted to purchase up to an additional $150 million of the Corporation’s outstanding common stock (“Repurchase Program”). From that date through its last purchases on January 10, 2003, the Corporation purchased and retired, under the Repurchase Program, 3,746,400 shares of its outstanding common stock for an aggregate cost of approximately $104.5 million. Concurrent with these purchases, the Corporation sold to the Operating Partnership 3,746,400 of its outstanding common units for an aggregate cost of approximately $104.5 million. The Corporation has a remaining authorization to repurchase up to an additional $45.5 million of its outstanding common stock, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

STOCK OPTION PLANS

In May 2004, the Corporation established the 2004 Incentive Stock Plan under which a total of 2,500,000 shares have been reserved for issuance. No options have been granted through June 30, 2006 under this plan. In September 2000, the Corporation established the 2000 Employee Stock Option Plan (“2000 Employee Plan”) and the Amended and Restated 2000 Director Stock Option Plan (“2000 Director Plan”). In May 2002, shareholders of the Corporation approved amendments to both plans to increase the total shares reserved for issuance under both of the 2000 plans from 2,700,000 to 4,350,000 shares of the Corporation’s common stock (from 2,500,000 to

4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan). In 1994, and as subsequently amended, the Corporation established the Mack-Cali Employee Stock Option Plan (“Employee Plan”) and the Mack-Cali Director Stock Option Plan (“Director Plan”) under which a total of 5,380,188 shares (subject to adjustment) of the Corporation’s common stock had been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan). As the Employee Plan and Director Plan expired in 2004, stock options may no longer be issued under those plans. Stock options granted under the Employee Plan in 1994 and 1995 became exercisable over a three-year period. Stock options granted under the 2000 Employee Plan and those options granted subsequent to 1995 under the Employee Plan become exercisable over a five-year period. All stock options granted under both the 2000 Director Plan and Director Plan become exercisable in one year. All options were granted at the fair market value at the dates of grant and have terms of ten years. As of June 30, 2006 and December 31, 2005, the stock options outstanding had a weighted average remaining contractual life of approximately 5.1 and 5.7 years, respectively. Stock options exercisable at June 30, 2006 and December 31, 2005 had a weighted average remaining contractual life of approximately 4.7 and 5.2 years, respectively.

Information regarding the Corporation’s stock option plans for the six months ended June 30, 2006 is summarized below:

		Weighted
	Shares Under	Average	Aggregate Intrinsic
	Options	Exercise Price	Value $(000’s)

Outstanding at January 1, 2006	1,083,585	$29.63
Exercised	(198,820)	$29.04
Lapsed or canceled	(30,120)	$28.47

Outstanding at June 30, 2006 ($24.63 – $45.47)	854,645	$29.81	$13,768

Options exercisable at June 30, 2006	590,085	$30.26	$ 9,240
Available for grant at June 30, 2006	4,617,968	--	--

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

No stock options were granted during the six months ended June 30, 2006.

Cash received from options exercised under all stock option plans was $0.5 million and $4.6 million for the three months ended June 30, 2006 and 2005, respectively, and $5.8 million and $14.1 million for the six months ended June 30, 2006 and 2005, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 was $0.3 million and $2.3 million, respectively, and $3.1 million and $7.9 million for the six months ended June 30, 2006 and 2005, respectively. Included in stock options expense for the three and six months ended June 30, 2006 was a stock option charge of $0.1 million, which resulted from the accelerated vesting of 6,000 unvested options related to the resignation of a non-executive officer of the Corporation. The Corporation has a policy of issuing new shares to satisfy stock option exercises.

The Operating Partnership recognized stock options expense of $139,000 and $35,000 for the three months ended June 30, 2006 and 2005, respectively, and $176,000 and $71,000 for the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, the Operating Partnership had $5.1 million of total unrecognized compensation cost related to unvested stock compensation granted under the Corporation’s stock compensation plans. That cost is expected to be recognized over a weighted average period of 2.4 years.

STOCK COMPENSATION

The Corporation has granted stock awards (“Restricted Stock Awards”) to officers, certain other employees, and non-employee members of the Board of Directors of the Corporation, which allow the holders to each receive a certain amount of shares of the Corporation’s common stock generally over a one to five-year vesting period and generally based on time and service, of which 194,946 shares were outstanding at June 30, 2006. Of the outstanding Restricted Stock Awards granted to executive officers and senior management, 93,746 are contingent upon the Corporation meeting certain performance and/or stock price appreciation objectives. All Restricted Stock Awards provided to the officers and certain other employees were granted under the 2000 Employee Plan and the Employee Plan. Restricted Stock Awards granted to directors were granted under the 2000 Director Plan.

Information regarding the Restricted Stock Awards for the six months ended June 30, 2006 is summarized below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value

Outstanding at January 1, 2006	246,944	$37.17
Granted (a)	10,000	$45.86
Vested	(55,248)	$35.66
Forfeited	(6,750)	$43.59

Outstanding at June 30, 2006	194,946	$37.81

(a) On May 9, 2006, the Corporation granted 10,000 shares of Restricted Stock Awards to Mark Yeager, an executive officer of the Corporation.

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

During the six months ended June 30, 2006 and 2005, 3,268 and 3,388 deferred stock units were earned, respectively. As of June 30, 2006 and December 31, 2005, there were 34,169 and 30,903 deferred stock units outstanding, respectively.

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

On February 28, 2006, in connection with the acquisition of Capital Office Park, the Operating Partnership issued 1,942,334 common units in the Operating Partnership, valued at approximately $87.2 million.

On May 9, 2006, in connection with the Gale/Green Transactions, the Operating Partnership issued 224,719 common units in the Operating Partnership, valued at approximately $10.3 million.

As of June 30, 2006 and December 31, 2005, the Operating Partnership had 15,681,625 and 13,650,439 common units outstanding, respectively.

EARNINGS PER UNIT

Basic EPU excludes dilution and is computed by dividing net income available to common unitholders by the weighted average number of units outstanding for the period. Diluted EPU reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units.

The following information presents the Operating Partnership’s results for the three months ended June 30, 2006 and 2005 in accordance with FASB No. 128: (dollars in thousands)

	Three Months Ended June 30,
Computation of Basic EPU	2006	2005

Income from continuing operations	$28,510	$30,881
Deduct: Preferred unit distributions	(500)	(500)

Income from continuing operations available to common unitholders	28,010	30,381
Income from discontinued operations	5,306	13,788

Net income available to common unitholders	$33,316	$44,169

Weighted average common units	77,781	75,240

Basic EPU:
Income from continuing operations	$ 0.36	$ 0.41
Income from discontinued operations	0.07	0.18

Net income available to common unitholders	$ 0.43	$ 0.59

	Three Months Ended June 30,
Computation of Diluted EPU	2006	2005

Income from continuing operations available to common unitholders	28,010	30,381
Income from discontinued operations for diluted earnings per unit	5,306	13,788

Net income available to common unitholders	$33,316	$44,169

Weighted average common units	78,067	75,649

Diluted EPU:
Income from continuing operations	$ 0.36	$ 0.40
Income from discontinued operations	0.07	0.18

Net income available to common unitholders	$ 0.43	$ 0.58

The following information presents the Operating Partnership’s results for the six months ended June 30, 2006 and 2005 in accordance with FASB No. 128: (dollars in thousands)

	Six Months Ended June 30,
Computation of Basic EPU	2006	2005

Income from continuing operations	$66,886	$59,192
Deduct: Preferred unit distributions	(1,000)	(4,909)

Income from continuing operations available to common unitholders	67,886	54,283
Income from discontinued operations	5,562	15,126

Net income available to common unitholders	$73,448	$69,409

Weighted average common units	77,053	72,041

Basic EPU:
Income from continuing operations	$ 0.88	$ 0.75
Income from discontinued operations	0.07	0.21

Net income available to common unitholders	$ 0.95	$ 0.96

	Six Months Ended June 30,
Computation of Diluted EPU	2006	2005

Income from continuing operations available to common unitholders	67,886	54,283
Income from discontinued operations for diluted earnings per unit	5,562	15,126

Net income available to common unitholders	$73,448	$69,409

Weighted average common units	77,359	72,478

Diluted EPU:
Income from continuing operations	$ 0.88	$ 0.75
Income from discontinued operations	0.07	0.21

Net income available to common unitholders	$ 0.95	$ 0.96

The following schedule reconciles the shares used in the basic EPU calculation to the units used in the diluted EPU calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Basic EPU units	77,781	75,240	77,053	72,041
Add: Stock options	286	409	306	437

Diluted EPU Units	78,067	75,649	77,359	72,478

Not included in the computations of diluted EPU were 5,000 and 0 stock options, as such securities were anti-dilutive during the three months ended June 30, 2006 and 2005, respectively. Also excluded from diluted EPS computations were 5,000 and 0 stock options and 3,085,570 Series B Preferred Units on an as converted basis into common units, as such securities were anti-dilutive during the six months ended June 30, 2006 and 2005, respectively. Unvested shares of restricted stock outstanding as of June 30, 2006 and 2005 were 194,946 and 240,744, respectively.

11.	CONSOLIDATED JOINT VENTURES

The Operating Partnership has ownership interests in certain joint ventures which it consolidates. Various entities and/or individuals hold minority interests in many of these ventures.

12.	EMPLOYEE BENEFIT 401(k) PLAN

Employees of the Corporation, other than those assigned to the Gale Company and affiliated employers, who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan (the “401(k) Plan”). The 401(k) Plan allows eligible employees to defer up to 15 percent of their annual compensation, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Corporation, at management’s discretion, may match employee contributions and/or make discretionary contributions. Total expense recognized by the Operating Partnership for the three months ended June 30, 2006 and 2005 was $100,000 and $100,000, respectively, and for the six months ended June 30, 2006 and 2005 was $200,000 and $200,000, respectively.

All employees of the Gale Company and other affiliated participating employers, other than certain employees who are represented for collective bargaining purposes by a labor organization, who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan (the “Gale Plan”). The Gale Plan allows eligible employees to defer up to 15 percent of their annual compensation, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Gale Company or the participant’s employer matches the employee’s deferral at the rate of 50 percent on the first six percent of the employee’s annual compensation for employees who have at least 1,000 hours of service and are employed on the last day of the plan year. In addition, the Corporation, at management’s discretion, may make discretionary contributions. Participants become 50 percent vested in employer contributions after two years of service and become 100 percent vested after three years of service. Total expense recognized after the completion of the Gale/Green Transactions by the Operating Partnership for the three and six months ended June 30, 2006 was $96,000.

13.	COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS

Pursuant to agreements with the City of Jersey City, New Jersey, the Operating Partnership is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties located in Jersey City, as follows:

The Harborside Plaza 5 agreement, as amended, which commenced in 2002 upon substantial completion of the property, as defined, is for a term of 20 years. The PILOT is equal to two percent of Total Project Costs. Total Project Costs, as defined, are $159.6 million. The PILOT totaled $798,000 and $798,000 for the three months ended June 30, 2006 and 2005, respectively, and $1.6 million and $1.6 million for the six months ended June 30, 2006 and 2005, respectively.

The Harborside Plaza 4-A agreement, which commenced in 2000, is for a term of 20 years. The PILOT is equal to two percent of Total Project costs, as defined, and increases by 10 percent in years 7, 10 and 13 and by 50 percent in year 16. Total Project costs, as defined, are $45.5 million. The PILOT totaled $227,000 and $227,000 for the three months ended June 30, 2006 and 2005, respectively, and $455,000 and $455,000 for the six months ended June 30, 2006 and 2005, respectively.

The 101 Hudson Street agreement commenced in 1991 for a term of 15 years and expires on December 25, 2006. The PILOT currently provides for the payment of a minimum annual service charge of approximately $4.2 million, subject to certain adjustments as provided in the PILOT agreement. The PILOT totaled $1.0 million and $1.0 million for the three months ended June 30, 2006, and 2005, respectively. The PILOT totaled $2.1 million for the six months ended June 30, 2006 and $1.4 million for the period of time during the six months ended June 30, 2005 for which the Operating Partnership owned the property.

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

OPERATING LEASE AGREEMENTS

Future minimum rental payments under the terms of all non-cancelable operating leases under which the Operating Partnership is the lessee, as of June 30, 2006, are as follows: (dollars in thousands)

Year	Amount

2006	$ 1,020
2007	1,781
2008	1,438
2009	131
2010	3

Total	$4,373

GROUND LEASE AGREEMENTS

Future minimum rental payments under the terms of all non-cancelable ground leases under which the Operating Partnership is the lessee, as of June 30, 2006, are as follows: (dollars in thousands)

Year	Amount

2006	$ 334
2007	667
2008	645
2009	660
2010	660
2011 through 2084	37,107

Total	$40,073

Ground lease expense incurred by the Operating Partnership during the three months ended June 30, 2006 and 2005 amounted to $165,000 and $141,000, respectively, and was $316,000 and $283,000 for the six months ended June 30, 2006 and 2005, respectively.

OTHER

The Operating Partnership may not dispose of or distribute certain of its properties, currently comprising 50 properties with an aggregate net book value of approximately $1.3 billion, which were originally contributed by members of either the Mack Group (which includes William L. Mack, Chairman of the Corporation’s Board of Directors; David S. Mack, a director of the Corporation; Earle I. Mack, a former director of the Corporation; and Mitchell E. Hersh, president, chief executive officer and a director of the Corporation), the Robert Martin Group (which includes Robert F. Weinberg, a director of the Corporation; Martin S. Berger, a former director of the Corporation; and Timothy M. Jones, former president of the Corporation), the Cali Group (which includes John R. Cali, a director of the Corporation, and John J. Cali, a former director of the Corporation) or certain other common unitholders without the express written consent of a representative of the Mack Group, the Robert Martin Group, the Cali Group or the specific certain other common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate Mack Group, Robert Martin Group, Cali Group members or the specific certain other common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”). The aforementioned restrictions do not apply in the event that the Operating Partnership sells all of its properties or in connection with a sale transaction which the Corporation’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Operating Partnership or the Corporation or to cure any material monetary default on any mortgage secured by a property. The Property Lock-Ups expire periodically through 2016. Upon the expiration of the Property Lock-Ups, the Operating Partnership is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate Mack Group, Robert Martin Group, Cali Group members or the specific certain other common unitholders. 88 of our properties, with an aggregate net book value of approximately $872.9 million, have lapsed restrictions and are subject to these conditions.

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

Future minimum rentals to be received under non-cancelable operating leases at June 30, 2006 are as follows: (dollars in thousands)

Year	Amount

2006	$ 282,344
2007	552,952
2008	500,970
2009	447,774
2010	390,686
2011 and thereafter	1,166,022

Total	$3,340,748

15.	SEGMENT REPORTING

The Operating Partnership operates in one business segment - real estate. The Operating Partnership provides leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio. The Operating Partnership recognized revenues from foreign operations of $633,000 for the three and six month periods ended June 30, 2006. The Operating Partnership had no long lived assets in foreign locations as of June 30, 2006 and December 31, 2005. The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Operating Partnership evaluates performance based upon net operating income from the combined properties in the segment.

Selected results of operations for the three and six month periods ended June 30, 2006 and 2005 and selected asset information as of June 30, 2006 and December 31, 2005 regarding the Operating Partnership’s operating segment are as follows: (dollars in thousands)

	Total Segment	Corporate & Other (d)	Total Operating Partnership

Total revenues:
Three months ended:
June 30, 2006	$ 191,013	$ 3,312	$ 194,325
June 30, 2005	161,869	482	162,351
Six months ended:
June 30, 2006	$ 354,374	$ 3,288	$ 357,662
June 30, 2005	313,910	629	314,539

Total operating and interest expenses(a):
Three months ended:
June 30, 2006	$ 77,124	$ 45,260	$ 122,384	(e)
June 30, 2005	54,827	38,888	93,715	(f)
Six months ended:
June 30, 2006	$ 136,699	$ 84,475	$ 221,174	(g)
June 30, 2005	106,828	74,802	181,630	(h)

Equity in earnings (loss) of unconsolidated
joint ventures:
Three months ended:
June 30, 2006	$ (846)	--	$ (846)
June 30, 2005	542	--	542
Six months ended:
June 30, 2006	$ (599)	--	$ (599)
June 30, 2005	230	--	230

Net operating income (b):
Three months ended:
June 30, 2006	$ 113,043	$(41,948)	$ 71,095	(e)
June 30, 2005	107,584	(38,406)	69,178	(f)
Six months ended:
June 30, 2006	$ 217,076	$(81,187)	$ 135,889	(g)
June 30, 2005	207,312	(74,173)	133,139	(h)

Total assets:
June 30, 2006	$4,581,839	$ 40,582	$4,622,421
December 31, 2005	4,097,098	150,404	4,247,502

Total long-lived assets (c):
June 30, 2006	$4,311,703	$ 2,928	$4,314,631
December 31, 2005	3,921,536	2,066	3,923,602

(a)   Total operating and interest expenses represent the sum of: real estate taxes; utilities; operating services; direct construction costs; real estate services salaries, wages and other costs; general and administrative and interest expense (net of interest income). All interest expense, net of interest income, (including for property-level mortgages) is excluded from segment amounts and classified in Corporate & Other for all periods.

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

(e) Excludes $42,610 of depreciation and amortization.
(f) Excludes $38,298 of depreciation and amortization.
(g) Excludes $82,093 of depreciation and amortization.
(h) Excludes $73,908 of depreciation and amortization.

16.	IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

FASB INTERPRETATION No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109

FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Operating Partnership does not expect that the implementation of FIN 48 will have a material effect on the Operating Partnership’s consolidated financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of	Financial Condition and Results of Operations

GENERAL

The following discussion should be read in conjunction with the Consolidated Financial Statements of Mack-Cali Realty, L.P. and the notes thereto (collectively, the “Financial Statements”). Certain defined terms used herein have the meaning ascribed to them in the Financial Statements.

Executive Overview

Mack-Cali Realty Corporation (the “General Partner”) is one of the largest real estate investment trusts (REITs) in the United States, with a total market capitalization of approximately $6.0 billion at June 30, 2006. Mack-Cali Realty, L.P. (the “Operating Partnership”) has been involved in all aspects of commercial real estate development, management and ownership for over 50 years and the Corporation has been a publicly-traded REIT since 1994. The Operating Partnership owns or has interests in 319 properties (collectively, the “Properties”), primarily class A office and office/flex buildings, totaling approximately 35.8 million square feet, leased to approximately 2,600 tenants. The properties are located primarily in suburban markets of the Northeast, some with adjacent, Operating Partnership-controlled developable land sites able to accommodate up to 11.3 million square feet of additional commercial space.

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

The Operating Partnership’s core markets continue to be weak. The percentage leased in the Operating Partnership’s consolidated portfolio of stabilized operating properties was 90.7 percent at June 30, 2006 as compared to 90.4 percent at March 31, 2006 and 91.0 percent at December 31, 2005. Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future (including, at June 30, 2006, a lease with commencement date substantially in the future consisting of 15,125 square feet scheduled to commence in 2009), and leases that expire at the period end date. Leases that expired as of June 30, 2006, March 31, 2006 and December 31, 2005 aggregate 100,121, 95,861 and 311,623 square feet, respectively, or 0.3, 0.3 and

1.1 percentage of the net rentable square footage, respectively. Rental rates on the Operating Partnership’s space that was re-leased (based on first rents payable) during the three months ended June 30, 2006 decreased an average of 1.7 percent compared to rates that were in effect under the prior leases, as compared to a 18.5 percent decrease for the three months ended June 30, 2005. The Operating Partnership believes that vacancy rates may continue to increase in most of its markets in 2006. As a result, the Operating Partnership’s future earnings and cash flow may continue to be negatively impacted by current market conditions.

The remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand:

•	property transactions during the period;
•	critical accounting policies and estimates;
•	results of operations for the current periods as compared to the same periods last year; and
•	liquidity and capital resources.

Property Transactions in 2006

Gale/Green Transactions

On May 9, 2006, the Operating Partnership completed the acquisitions of: (i) The Gale Company and certain of its related businesses, which engage in construction, property management, facilities management, and leasing services (collectively, the “Gale Company”); (ii) three office properties; and (iii) indirect interests in a portfolio of office properties, located primarily in New Jersey, which were owned indirectly by The Gale Company and its affiliates (“Gale”) and affiliates of S.L. Green Realty Corporation (“SL Green”). The agreements to complete the aforementioned acquisitions (collectively, the “Gale/Green Transactions”) required that the Company complete all of the acquisitions.

The Gale Company was acquired by the Company for initial purchase consideration of approximately $22.3 million consisting of the issuance by the Operating Partnership of 224,719 common units of the Operating Partnership and the payment of approximately $12 million in cash, which was primarily funded through borrowing under the Operating Partnership's revolving credit facility. Additionally, the agreement to acquire the Gale Company (“Gale Agreement”) contains earn-out provisions providing for the payment of contingent purchase consideration of up to $18 million in cash based upon the achievement of Gross Income and NOI (as such terms are defined in the Gale Agreement) targets and other events for the three years following the closing date.

In connection with the Operating Partnership’s acquisition of the Gale Company, Mr. Stanley C. Gale and certain other affiliates of Gale are restricted from competing with the Operating Partnership or soliciting the Operating Partnership’s employees for a period of four years expiring on May 9, 2010.

In addition, the Gale Agreement provides for the Operating Partnership to acquire certain other ownership interests in up to 11 real estate projects (the “Non-Portfolio Properties”), subject to obtaining certain third party consents and the satisfaction of various project-related and/or other conditions. Each of the Operating Partnership’s acquired interests in the Non-Portfolio Properties will provide for the initial distributions of net cash flow solely to the Operating Partnership, and thereafter an affiliate of Gale controlled by Stanley C. Gale (“Gale Affiliate”) has participation rights (“Gale Participation Rights”) in 50 percent of the excess net cash flow remaining after the distribution to the Operating Partnership of the aggregate amount equal to the sum of: (a) the Operating Partnership’s capital contributions, plus (b) an internal rate of return of 10 percent per annum, accruing on the date or dates of the Operating Partnership’s investments. The Operating Partnership anticipates that Mr. Gale will cause the Gale Affiliate to transfer certain of his interests in the Non-Portfolio Properties, directly or indirectly, to several former employees of Gale some of whom are current employees of the Operating Partnership, including Mark Yeager, one of the Corporation’s officers.

Through June 30, 2006, the Operating Partnership completed six of the acquisitions of interests in the Non-Portfolio Properties, which included the acquisitions of: a 530,000 square foot, mixed-use office/retail complex; an office property in development; two vacant land parcels and two pre-developed projects. The aggregate cost of the completed acquisitions was approximately $17.8 million.

In connection with the execution of the Gale Agreement, the Operating Partnership entered into agreements to acquire three office properties directly and indirect ownership interests in entities which own a portfolio of office properties (collectively, the “Gale/Green Agreements”). Under the Gale/Green Agreements, the Operating Partnership acquired 100 percent of the ownership interests in three office properties located in New Jersey, aggregating 516,162 square feet, (the “Wholly-Owned Properties”). The Wholly-Owned Properties were acquired for approximately $106 million, consisting of the assumption of $39.9 million in existing mortgage indebtedness and the payment of $66.1 million in cash, which was funded primarily through borrowing under the Operating Partnership's revolving credit facility.

Also, as part of the Gale/Green Agreements, the Operating Partnership entered into a joint venture with SL Green, known as Mack-Green-Gale LLC (“Mack-Green”), to hold a 96 percent interest and act as general partner of Gale SLG NJ Operating Partnership, L.P. (the “OP LP”). The Operating Partnership acquired its interest in Mack-Green for approximately $116 million, which was funded primarily through borrowing under the Operating Partnership's revolving credit facility. The OP LP owns 100 percent of entities which own 25 office properties (collectively, the “OP LP Properties”) which aggregate 3.5 million square feet (consisting of 17 office properties aggregating 2.3 million square feet located in New Jersey and eight properties aggregating 1.2 million square feet located in Troy, Michigan), as well as a minor, non-controlling interest in four office properties aggregating 419,000 square feet located in Naperville, Illinois. For a discussion of the ownership interests in Mack-Green, see Note 4: Investments in Unconsolidated Joint Ventures – Mack-Green-Gale LLC.

Property Acquisitions

The Operating Partnership acquired the following office properties during the six months ended June 30, 2006: (dollars in thousands)

Acquisition			# of	Rentable	Acquisition
Date	Property/Address	Location	Bldgs.	Square Feet	Cost

02/28/06	Capital Office Park (a)	Greenbelt, Maryland	7	842,258	$166,011
05/09/06	35 Waterview Boulevard (b) (c)	Parsippany, New Jersey	1	172,498	32,600
05/09/06	105 Challenger Road (b) (d)	Ridgefield Park, New Jersey	1	150,050	31,792
05/09/06	343 Thornall Street (b)	Edison, New Jersey	1	195,709	41,113

Total Property Acquisitions:			10	1,360,515	$271,516

(a) This transaction was funded primarily through the assumption of $63.2 million of mortgage debt and the issuance of 1.9 million common operating partnership units valued at $87.2 million.
(b) The property was acquired as part of the Gale/Green Transactions.
(c) Transaction was funded primarily through borrowing on the Operating Partnership’s revolving credit facility and the assumption of $20.4 million of mortgage debt.
(d) Transaction was funded primarily through borrowing on the Operating Partnership’s revolving credit facility and the assumption of $19.5 million of mortgage debt.

Property Sales

The Operating Partnership sold the following office properties during the six months ended June 30, 2006: (dollars in thousands)

				Rentable	Net	Net	Realized
Sale			# of	Square	Sales	Book	Gain/
Date	Property/Address	Location	Bldgs.	Feet	Proceeds	Value	(Loss)

06/28/06	Westage Business Center	Fishkill, New York	1	118,727	$14,765	$10,872	$3,893
06/30/06	1510 Lancer Drive	Moorestown, New Jersey	1	88,000	4,146	3,134	1,012

Total Office Property Sales:			2	206,727	$18,911	$14,006	$4,905

Subsequent Event

On July 31, 2006, the Operating Partnership acquired 395 West Passaic Street, a 100,589 square-foot office building in Rochelle Park, New Jersey, for approximately $21 million.

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

Rental Property:

Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Interest capitalized by the Operating Partnership for the three months ended June 30, 2006 and 2005 was $1.6 million and $1.4 million, respectively, and $3.1 million and $2.6 million for the six months ended June 30, 2006 and 2005, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

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

Construction services revenue includes fees earned by the Operating Partnership for providing construction management and general contractor services to clients. Construction services revenue is recognized on the percentage of completion method. Using this method, profits are recorded on the basis of our estimates of the overall profit and percentage of completion of individual contracts. A portion of the estimated profits is accrued based upon estimates of the percentage of completion of the construction contract. This revenue recognition method involves inherent risks relating to profit and cost estimates. Real estate services revenue includes property management, facilities management, leasing commission fees and other services. Payroll Reimbursements revenue represents payroll and related costs reimbursed generally from clients. Other income includes income from parking spaces leased to tenants, income from tenants for additional services arranged for the Operating Partnership and income from tenants for early lease terminations.

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

Results From Operations

The following comparisons for the three and six months ended June 30, 2006 (“2006”), as compared to the three and six months ended June 30, 2005 (“2005”), make reference to the following: (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Operating Partnership at March 31, 2005 (for the three-month period comparisons), and which represent all in-service properties owned by the Operating Partnership at December 31, 2004 (for the six-month period comparisons), excluding properties sold or held for sale through June 30, 2006, and (ii) the effect of the “Acquired Properties,” which represent all properties acquired by the Operating Partnership or commencing initial operations from April 1, 2005 through June 30, 2006 (for three-month period comparisons), and which represents all properties acquired by the Operating Partnership or commencing initial operations from January 1, 2005 through June 30, 2006 (for the six-month period comparisons).

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

	Three Months Ended
	June 30,		Dollar	Percent
(dollars in thousands)	2006	2005	Change	Change

Revenue from rental operations:
Base rents	$143,884	$136,141	$7,743	5.7%
Escalations and recoveries from tenants	25,248	20,647	4,601	22.3
Other income	4,409	4,962	(553)	(11.1)

Total revenues from rental operations	173,541	161,750	11,791	7.3

Property expenses:
Real estate taxes	22,544	20,380	2,164	10.6
Utilities	14,238	12,346	1,892	15.3
Operating services	23,953	22,440	1,513	6.7

Total property expenses	60,735	55,166	5,569	10.1

Non-property revenues:
Construction services	11,862	--	11,862	--
Payroll reimbursements	4,610	--	4,610	--
Real estate services	4,312	601	3,711	617.5

Total non-property revenues	20,784	601	20,183	3,358.2

Non-property expenses:
Direct construction costs	11,354	--	11,354	--
Real estate services salaries, wages and other costs	5,360	--	5,360	--
General and administrative	11,957	8,306	3,651	44.0
Depreciation and amortization	42,610	38,298	4,312	11.3

Total non-property expenses	71,281	46,604	24,677	53.0

Operating income	62,309	60,581	1,728	2.9
Other (expense) income:
Interest expense	(33,382)	(30,363)	(3,019)	(9.9)
Interest and other investment income	399	121	278	229.8
Equity in earnings (loss) of unconsolidated joint ventures	(846)	542	(1,388)	(256.1)
Minority interest in consolidated joint ventures	30	--	30	--
Gain on sale of investment in marketable securities	--	--	--	--
Gain on sale of investment in unconsolidated joint ventures	--	--	--	--

Total other (expense) income	(33,799)	(29,700)	(4,099)	(13.8)

Income from continuing operations	28,510	30,881	(2,371)	(7.7)

Discontinued operations:
Income from discontinued operations	401	1,813	(1,412)	(77.9)
Realized gains (losses) and unrealized losses on
disposition of rental property, net	4,905	11,975	(7,070)	(59.0)

Total discontinued operations, net	5,306	13,788	(8,482)	(61.5)

Net income	33,816	44,669	(10,853)	(24.3)
Preferred unit distributions	(500)	(500)	--	--

Net income available to common unitholders	$33,316	$44,169	$(10,853)	(24.6)%

The following is a summary of the changes in revenue from rental operations and property expenses divided into Same-Store Properties and Acquired Properties:

	Total	Same-Store		Acquired
Operating Partnership		Properties		Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change

Revenue from rental operations:
Base rents	$7,743	5.7%	$1,581	1.1%	$6,162	4.6%
Escalations and recoveries
from tenants	4,601	22.3	3,983	19.3	618	3.0
Other income	(553)	(11.1)	(832)	(16.7)	279	5.6

Total	$11,791	7.3%	$4,732	2.9%	$7,059	4.4%

Property expenses:
Real estate taxes	$2,164	10.6%	$1,300	6.4%	$864	4.2%
Utilities	1,892	15.3	1,196	9.7	696	5.6
Operating services	1,513	6.7	(3)	--	1,516	6.7

Total	$5,569	10.1%	$2,493	4.5%	$3,076	5.6%

OTHER DATA:
Number of Consolidated Properties
(excluding properties held for sale):	275		261		14
Square feet (in thousands)	30,648		29,052		1,596

Base rents for the Same-Store Properties increased $1.6 million, or 1.1 percent, for 2006 as compared to 2005, due primarily to an increase in the percentage of space leased at the properties in 2006 from 2005. Escalations and recoveries from tenants for the Same-Store Properties increased $4.0 million, or 19.3 percent, for 2006 over 2005, due primarily to an increased amount of total property expenses in 2005 and 2006. Other income for the Same-Store Properties decreased $0.8 million, or 16.7 percent, due primarily to a decrease in lease termination fees in 2006.

Real estate taxes on the Same-Store Properties increased $1.3 million, or 6.4 percent, for 2006 as compared to 2005, due primarily to property tax rate increases in certain municipalities in 2006. Utilities for the Same-Store Properties increased $1.2 million, or 9.7 percent, for 2006 as compared to 2005, due primarily to increased electric rates in 2006 as compared to 2005. Operating services for the Same-Store Properties decreased $3,000, due primarily to small decreases in various expenses in 2006, as compared to 2005.

Construction services amounted to $11.9 million in 2006, due primarily to the effect of the Operating Partnership’s acquisitions of The Gale Company and its related businesses (the “Gale/Green Transactions”). Payroll reimbursements equaled $4.6 million in 2006, due primarily to the effect of the Gale/Green Transactions. Real estate services increased by $3.7 million for 2006 as compared to 2005, due primarily to the effect of the Gale/Green Transactions.

Direct construction costs totaled $11.4 million in 2006, due primarily to the effect of the Gale/Green Transactions. Real estate service salaries, wages and other costs equaled $5.4 million in 2006 due primarily to the effect of the Gale/Green Transactions. General and administrative increased by $3.7 million, or 44.0 percent, for 2006 as compared to 2005 due primarily to the effect of the Gale/Green Transactions.

Depreciation and amortization increased by $4.3 million, or 11.3 percent, for 2006 over 2005. Of this increase, $3.5 million, or 9.1 percent, is attributable to the Acquired Properties, and $0.8 million, or 2.2 percent, is attributable to the Same-Store Properties.

Interest expense increased $3.0 million, or 9.9 percent, for 2006 as compared to 2005. This increase was due primarily to higher average debt balances in 2006 as compared to 2005, as well as an overall increase in interest rates for the Operating Partnership’s debt.

Interest and other investment income increased $0.3 million, or 229.8 percent, for 2006 as compared to 2005. This increase was due primarily to higher cash balances invested during the period.

Equity in earnings of unconsolidated joint ventures decreased $1.4 million, or 256.1 percent, for 2006 as compared to 2005. The decrease was due primarily to a loss of $1.3 million in the Mack-Green joint venture.

Income from continuing operations decreased to approximately $28.5 million in 2006 from $30.9 million in 2005. The decrease of approximately $2.4 million is due to the factors discussed above.

Net income available to common unitholders decreased by approximately $10.9 million, from $44.2 million in 2005 to $33.3 million in 2006. This decrease was the result of realized gains (losses) and unrealized losses on disposition of rental property of $12.0 million in 2005, a decrease in income from continuing operations of $2.4 million, and a decrease in income from discontinued operations of $1.4 million for 2006 as compared to 2005. These were partially offset by realized gains (losses) and unrealized losses on disposition of rental property of $4.9 million in 2006.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

	Six Months Ended
	June 30,		Dollar	Percent
(dollars in thousands)	2006	2005	Change	Change

Revenue from rental operations:
Base rents	$281,866	$268,284	$13,582	5.1%
Escalations and recoveries from tenants	48,022	38,931	9,091	23.4
Other income	6,362	6,107	255	4.2

Total revenues from rental operations	336,250	313,322	22,928	7.3

Property expenses:
Real estate taxes	44,610	39,404	5,206	13.2
Utilities	29,681	24,242	5,439	22.4
Operating services	46,293	43,684	2,609	6.0

Total property expenses	120,584	107,330	13,254	12.3

Non-property revenues:
Construction services	11,862	--	11,862	--
Payroll reimbursements	4,610	--	4,610	--
Real estate services	4,940	1,217	3,723	305.9

Total non-property revenues	21,412	1,217	20,195	1,659.4

Non-property expenses:
Direct construction costs	11,354	--	11,354	--
Real estate services salaries, wages and other costs	5,360	--	5,360	--
General and administrative	20,916	15,724	5,192	33.0
Depreciation and amortization	82,093	73,908	8,185	11.1

Total non-property expenses	119,723	89,632	30,091	33.6

Operating income	117,355	117,577	(222)	(0.2)
Other (expense) income:
Interest expense	(64,805)	(58,761)	(6,044)	(10.3)
Interest and other investment income	1,845	185	1,660	897.3
Equity in earnings (loss) of unconsolidated joint ventures	(599)	230	(829)	(360.4)
Minority interest in consolidated joint ventures	30	(74)	104	140.5
Gain on sale of investment in marketable securities	15,060	--	15,060	--
Gain on sale of investment in unconsolidated joint ventures	--	35	(35)	(100.0)

Total other (expense) income	(48,469)	(58,385)	9,916	17.0

Income from continuing operations	68,886	59,192	9,694	16.4

Discontinued operations:
Income from discontinued operations	657	4,048	(3,391)	(83.8)
Realized gains (losses) and unrealized losses on
disposition of rental property, net	4,905	11,078	(6,173)	(55.7)

Total discontinued operations, net	5,562	15,126	(9,564)	(63.2)

Net income	74,448	74,318	130	0.2
Preferred unit distributions	(1,000)	(4,909)	3,909	79.6

Net income available to common unitholders	$73,448	$69,409	$ 4,039	5.8%

The following is a summary of the changes in revenue from rental operations and property expenses divided into Same-Store Properties and Acquired Properties:

	Total	Same-Store		Acquired
Operating Partnership		Properties		Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change

Revenue from rental operations:
Base rents	$13,582	5.1%	$(811)	(0.3)%	$14,393	5.4%
Escalations and recoveries
from tenants	9,091	23.4	4,558	11.7	4,533	11.7
Other income	255	4.2	(193)	(3.1)	448	7.3

Total	$22,928	7.3%	$3,554	1.1%	$19,374	6.2%

Property expenses:
Real estate taxes	$5,206	13.2%	$3,148	8.0%	$2,058	5.2%
Utilities	5,439	22.4	3,431	14.2	2,008	8.2
Operating services	2,609	6.0	(1,025)	(2.4)	3,634	8.4

Total	$13,254	12.3%	$5,554	5.2%	$7,700	7.1%

OTHER DATA:
Number of Consolidated Properties
(excluding properties held for sale):	275		259		16
Square feet (in thousands)	30,648		27,455		3,193

Base rents for the Same-Store Properties decreased $0.8 million, or 0.3 percent, for 2006 as compared to 2005, due primarily to decreased rental rates, partially offset by an increase in the percentage of space leased at the properties in 2006 from 2005. Escalations and recoveries from tenants for the Same-Store Properties increased $4.6 million, or 11.7 percent, for 2006 over 2005, due primarily to an increased amount of total property expenses in 2005 and 2006. Other income for the Same-Store Properties decreased $0.2 million, or 3.1 percent, due primarily to a decrease in lease termination fees in 2006.

Real estate taxes on the Same-Store Properties increased $3.1 million, or 8.0 percent, for 2006 as compared to 2005, due primarily to property tax rate increases in certain municipalities in 2006. Utilities for the Same-Store Properties increased $3.4 million, or 14.2 percent, for 2006 as compared to 2005, due primarily to increased electric rates in 2006 as compared to 2005. Operating services for the Same-Store Properties decreased $1.0 million, or 2.4 percent, due primarily to decreased snow removal costs of $1.9 million, partially offset by increased salaries and related expenses of $0.5 million.

Construction services amounted to $11.9 million in 2006, due primarily to the effect of the Gale/Green Transactions. Payroll reimbursements equaled $4.6 million in 2006, due primarily to the effect of the Gale/Green Transactions. Real estate services increased by $3.7 million, or 305.9 percent, for the 2006 as compared to 2005, due primarily to the effect of the Gale/Green Transactions.

Direct construction costs totaled $11.4 million in 2006, due primarily to the effect of the Gale/Green Transactions. Real estate service salaries, wages and other costs equaled $5.4 million in 2006, due primarily to the effect of the Gale/Green Transactions. General and administrative increased by $5.2 million, or 33.0 percent, for 2006 as compared to 2005 due primarily to the effect of the Gale/Green Transactions.

Depreciation and amortization increased by $8.2 million, or 11.1 percent, for 2006 over 2005. Substantially all of this increase is attributable to the Acquired Properties.

Interest expense increased $6.0 million, or 10.3 percent, for 2006 as compared to 2005. This increase was due primarily to higher average debt balances in 2006 as compared to 2005, as well as an overall increase in interest rates for the Operating Partnership’s debt.

Interest and other investment income increased $1.7 million, or 897.3 percent, for 2006 as compared to 2005. This increase was due primarily to the receipt of approximately $1.1 million of dividends on the Operating Partnership’s investment in marketable securities, as well as higher cash balances invested in 2006 as compared to 2005.

Equity in earnings of unconsolidated joint ventures decreased $0.8 million, or 360.4 percent, for 2006 as compared to 2005. The decrease was due primarily to a loss of $1.3 million in 2006 in the Mack-Green joint venture, partially offset by an increase from operations of the Harborside South Pier Hyatt Hotel Venture in 2006 of $0.5 million.

The Operating Partnership recognized a gain on sale of investment in marketable securities of $15.1 million in 2006.

Income from continuing operations increased to approximately $68.9 million in 2006 from $59.2 million in 2005. The increase of approximately $9.7 million is due to the factors discussed above.

Net income available to common unitholders increased by approximately $4.0 million, from $69.4 million in 2005 to $73.4 million in 2006. This increase was the result of an increase in income from continuing operations of $9.7 million for 2006 as compared to 2005, realized gains (losses) and unrealized losses on disposition of rental property of $4.9 million in 2006 and a decrease in preferred unit distributions of $3.9 million. These were partially offset by realized gains (losses) and unrealized losses on disposition of rental property of $11.1 million in 2005, and a decrease in income from discontinued operations of $3.4 million for 2006 as compared to 2005.

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

Gale Company Earn-Out

The agreement to acquire the Gale Company (“Gale Agreement”), which was acquired for initial purchase consideration of approximately $22.3 million on May 9, 2006, contains earn-out provisions providing for the payment of contingent purchase consideration of up to $18 million in cash based upon the achievement of Gross Income and NOI (as such terms are defined in the Gale Agreement) targets and other events for the three years following the closing date.

Construction Projects:

The Operating Partnership entered into a 15-year lease with AAA Mid-Atlantic (“AAA”) for a 120,000 square foot office building to be constructed by the Operating Partnership in its Horizon Center Business Park located in Hamilton Township, New Jersey. The building is expected to be completed during the latter part of 2006 at an estimated cost of approximately $19.2 million, which is expected to be funded through borrowings on the Operating Partnership’s unsecured credit facility. Concurrent with the signing of the lease, the Operating Partnership executed a purchase and sale agreement with AAA pursuant to which the Operating Partnership, upon the commencement of the 120,000 square foot lease, will acquire AAA’s three office and office/flex buildings, totaling approximately 84,000, square feet and certain vacant, developable land, all located in Hamilton Township, New Jersey, for a total purchase price of approximately $10 million, subject to certain conditions.

Additionally, the Operating Partnership, through a joint venture with the PRC Group, is constructing a 92,878 square-foot office property, to be known as Red Bank Corporate Plaza, located in Red Bank, New Jersey, on land contributed by its joint venture partner. The project is fully leased to Hovnanian Enterprise, Inc. for a 10-year term. The total cost of the project, which is expected to be completed in the third quarter 2007, is estimated to be approximately $27 million, of which the Operating Partnership currently expects to fund approximately $13.5 million. The Operating Partnership’s funding requirement would be reduced if the venture is successful in its pursuit of construction financing on the project.

REIT Restrictions:

To maintain its qualification as a REIT, the Corporation must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. Moreover, the Corporation intends to continue to make regular quarterly distributions to its common stockholders which, based upon current policy, in the aggregate would equal approximately $157.2 million on an annualized basis. However, any such distribution, whether for federal income tax purposes or otherwise, would only be paid out of available cash, including borrowings and other sources, after meeting operating requirements, preferred stock dividends and distributions, and scheduled debt service on the Operating Partnership’s debt.

Property Lock-Ups:

The Operating Partnership may not dispose of or distribute certain of its properties, currently comprising 50 properties with an aggregate net book value of approximately $1.3 billion, which were originally contributed by members of either the Mack Group (which includes William L. Mack, Chairman of the Corporation’s Board of Directors; David S. Mack, a director of the Corporation; Earle I. Mack, a former director of the Corporation; and Mitchell E. Hersh, president, chief executive officer and a director of the Corporation), the Robert Martin Group (which includes Robert F. Weinberg, a director of the Corporation; Martin S. Berger, a former director of the Corporation; and Timothy M. Jones, former president of the Corporation), the Cali Group (which includes John R. Cali, a director of the Corporation, and John J. Cali, a former director of the Corporation) or certain other common unitholders, without the express written consent of a representative of the Mack Group, the Robert Martin Group, the Cali Group or the specific certain other common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate Mack Group, Robert Martin Group, Cali Group members or the specific certain other common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”). The aforementioned restrictions do not apply in the event that the Operating Partnership sells all of its properties or in connection with a sale transaction which the Corporation’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Operating Partnership or the Corporation or to cure any material monetary default on any mortgage secured by a property. The Property Lock-Ups expire periodically through 2016. Upon the expiration of the Property Lock-Ups, the Operating Partnership generally is required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate

Mack Group, Robert Martin Group, Cali Group members or the specific certain other common unitholders. 88 of our properties, with an aggregate net book value of approximately $872.9 million, have lapsed restrictions and are subject to these conditions.

Unencumbered Properties:

As of June 30, 2006, the Operating Partnership had 251 unencumbered properties, totaling 26.2 million square feet, representing 85.4 percent of the Operating Partnership’s total portfolio on a square footage basis.

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

Cash Flows

Cash and cash equivalents decreased by $40 million to $20.4 million at June 30, 2006, compared to $60.4 million at December 31, 2005. The decrease is comprised of the following net cash flow items:

(1)	$119.9 million provided by operating activities.

(2)	$205.8 million used in investing activities, consisting primarily of the following:
(a)	$150.2 million used for additions to rental property and related intangibles; plus
(b)	$134.2 million used in investing in unconsolidated joint ventures; plus
(c)	$11.9 million used for the purchase of marketable securities; minus
(d)	$78.6 million received from proceeds from the sale of marketable securities; minus
(e)	$18.9 million received from proceeds from the sales of rental property.

(3)	$45.9 million provided by financing activities, consisting primarily of the following:
(a)	$530.3 million from borrowings under the Operating Partnership’s unsecured credit facility; plus
(b)	$199.9 million from proceeds from the sale of senior unsecured notes; minus
(c)	$440.3 million used for the repayment of borrowings under the Operating Partnership’s unsecured credit facility; minus
(d)	$152.5 million used for the repayment of mortgages, loans payable and other obligations; minus
(e)	$97 million used for the payment of distributions.

Debt Financing

Summary of Debt:

The following is a breakdown of the Operating Partnership’s debt between fixed and variable-rate financing as of June 30, 2006:

	Balance ($000’s)	% of Total	Weighted Average Interest Rate (a)	Weighted Average Maturity in Years

Fixed Rate Unsecured Debt	$1,677,416	70.85%	6.28%	5.77
Fixed Rate Secured Debt and	373,193	15.76%	5.53%	4.98
Other Obligations
Variable Rate Unsecured Debt	317,000	13.39%	5.67%	3.40

Totals/Weighted Average:	$2,367,609	100.00%	6.08%	5.33

Debt Maturities:

Scheduled principal payments and related weighted average annual interest rates for the Operating Partnership’s debt as of June 30, 2006 are as follows:

Period	Scheduled Amortization ($000’s)	Principal Maturities ($000’s)	Total ($000’s)	Weighted Average Interest Rate of Future Repayments (a)

2006	$12,496	$ 24,775	$ 37,271	5.08%
2007	19,121	29,441	48,562	5.64%
2008	17,364	12,563	29,927	5.24%
2009	8,679	617,000	625,679	6.54%
2010	2,203	334,500	336,703	5.26%
Thereafter	13,071	1,283,454	1,296,525	6.11%

Sub-total	72,934	2,301,733	2,374,667	6.08%
Adjustment for unamortized
debt discount/premium, net,
as of June 30, 2006	(7,058)	--	(7,058)

Totals/Weighted Average	$65,876	$2,301,733	$2,367,609	6.08%

(a) Actual weighted average LIBOR contract rates relating to the Operating Partnership’s outstanding debt as of June 30, 2006 of 5.25 percent was used in calculating revolving credit facility.

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

The terms of the Operating Partnership’s senior unsecured notes (which totaled approximately $1.6 billion as of June 30, 2006) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

Unsecured Revolving Credit Facility:

The Operating Partnership has an unsecured revolving credit facility with a current borrowing capacity of $600 million from a group of 23 lenders, which is expandable to $800 million (“2004 Unsecured Facility”). As of July 25, 2006, the Operating Partnership had $373 million of outstanding borrowings under the 2004 Unsecured Facility.

The interest rate on outstanding borrowings (not electing the Operating Partnership’s competitive bid feature) under the 2004 Unsecured Facility is currently LIBOR plus 65 basis points. The facility has a competitive bid feature, which allows the Operating Partnership to solicit bids from lenders under the facility to borrow up to $300 million at interest rates less than the current LIBOR plus 65 basis point spread. As of June 30, 2006, the Operating Partnership’s outstanding borrowings carried a weighted average interest rate of LIBOR plus 42 points. The Operating Partnership may also elect an interest rate representing the higher of the lender’s prime rate or the Federal Funds rate plus 50 basis points. The 2004 Unsecured Facility also currently requires a 15 basis point facility fee on the current borrowing capacity payable quarterly in arrears. The 2004 Unsecured Facility matures in November 2009, with an extension option of one year, which would require a payment of 25 basis points of the then borrowing capacity of the facility upon exercise.

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

On January 3, 2006, the Operating Partnership repaid its $144.6 million loan with Northwestern Mutual Life/Principal Life Insurance companies collateralized by Harborside Financial Center Plazas 2 and 3, which were scheduled to mature on that date, using borrowings under the 2004 Unsecured Facility.

On July 3, 2006, the Operating Partnership repaid its $9.4 million loan with Massachusetts Mutual Life Insurance Company collateralized by 6411 Ivy Lane, which was scheduled to mature on October 1, 2006, at par, using borrowings under the 2004 Unsecured Facility.

Debt Strategy:

The Operating Partnership does not intend to reserve funds to retire the Operating Partnership’s senior unsecured notes or its mortgages, loans payable and other obligations upon maturity. Instead, the Operating Partnership will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates. If it cannot raise sufficient proceeds to retire the maturing debt, the Operating Partnership may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility. As of July 25, 2006, the Operating Partnership had $373

million of outstanding borrowings under its $600 million unsecured revolving credit facility. The Operating Partnership has approximately $49.7 million of mortgage indebtedness maturing from July 1, 2006 through June 30, 2007. The Operating Partnership is reviewing various refinancing options, including the public issuance of additional unsecured debt, the issuance in public or private transactions of preferred equity instruments and/or obtaining additional mortgage debt, some or all of which may be completed during 2006. The Operating Partnership anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Operating Partnership’s capital and liquidity needs both in the short and long-term. However, if these sources of funds are insufficient or unavailable, the Operating Partnership’s ability to make the expected distributions discussed below may be adversely affected.

Equity Financing and Registration Statements

Equity Activity:

The following table presents the changes in the Corporation’s issued and outstanding shares of Common Stock and the Operating Partnership’s common units and preferred units (as converted) since December 31, 2005:

	Common	Common
	Stock	Units	Total

Outstanding at January 1, 2006	62,019,646	13,650,439	75,670,085
Stock options exercised	198,820	--	198,820
Common units redeemed for Common Stock	135,866	(135,866)	--
Common units redeemed for cash	--	(1)	(1)
Common units issued	--	2,167,053	2,167,053
Shares issued under Dividend Reinvestment
and Stock Purchase Plan	2,806	--	2,806
Restricted shares issued, net of cancellations	3,250	--	3,250

Outstanding at June 30, 2006	62,360,388	15,681,625	78,042,013

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

The Corporation and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the Corporation and debt securities of the Operating Partnership, under which $600 million of securities have been sold through July 25, 2006 and $1.9 billion remains available for future issuances.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt:

The debt of the Operating Partnership’s unconsolidated joint ventures aggregating $539.9 million at June 30, 2006,

is non-recourse to the Operating Partnership except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations. The Operating Partnership has severally guaranteed repayment of approximately $1.1 million on a mortgage at the Harborside South Pier Hyatt hotel joint venture. The Operating Partnership has also posted a $7.6 million letter of credit in support of the Harborside South Pier joint venture, $3.8 million of which is indemnified by Hyatt.

The Operating Partnership’s off-balance sheet arrangements are further discussed in Note 4: Investments in Unconsolidated Joint Ventures to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Operating Partnership’s debt (principal and interest), PILOT agreements, and ground lease agreements as of June 30, 2006:

	Payments Due by Period
		Less than 1	1 – 3	4 – 5	6 – 10	After 10
(dollars in thousands)	Total	year	Years	years	Years	years

Senior unsecured notes	$2,032,654	$100,494	$500,989	$ 614,326	$816,845	--
Revolving credit facility (1)	378,458	17,988	35,975	324,495	--	--
Mortgages, loans payable and
other obligations	498,869	86,811	69,939	191,617	118,842	$31,660
Payments in lieu of taxes
(PILOT)	74,216	6,211	12,630	8,587	22,871	23,917
Operating lease payments	4,373	1,981	2,383	9	--	--
Ground lease payments	40,073	667	1,968	1,320	3,357	32,761

Total	$3,028,643	$214,152	$623,884	$1,140,354	$961,915	$88,338

(1)	Interest payments assume current credit facility borrowings and interest rates remain at the June 30, 2006 level until maturity.

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

Three separate lawsuits have been filed in the United States District Court for the District of New Jersey, challenging a permit issued by the U.S. Army Corps of Engineers (“USACE”) in connection with the project. The first suit was filed on March 30, 2005, by the Sierra Club, the New Jersey Public Interest Research Group, Citizen Lobby, Inc. and the New Jersey Environmental Federation. Additional suits were filed on May 16 and May 31, 2005, respectively, by Hartz (together with one of its officers as an individually-named plaintiff) and the Borough of Carlstadt. The Sierra Club also filed a motion for a preliminary injunction to stop certain construction activities on the project, which the Court denied on July 6, 2005. The parties have filed cross motions for summary judgment on the merits of the Sierra Club’s claims. A decision is expected sometime in the latter part of 2006. On October 26, 2005, the court granted the motions of the Meadowlands Venture and the USACE to dismiss the Hartz complaint for lack of standing. The deadline for appealing that decision has passed, so the Hartz action is ended. On October 31, 2005, the USACE filed a motion to dismiss the complaint filed by the Borough of Carlstadt for lack of standing. On February 7, 2006, the Court granted the motion and dismissed the Borough of Carlstadt’s complaint in its entirety. On March 9, 2006, Carlstadt filed a notice of appeal of this decision to the United States Court of Appeals for the Third Circuit. This appeal has been dismissed pursuant to the Settlement Agreement and Release executed by Carlstadt and the Meadowlands Venture.

On April 5, 2005, the New York Football Giants (“Giants”) filed an emergent application with the Supreme Court of New Jersey, Chancery Division, seeking an injunction stopping all work on the Meadowlands Xanadu project as being in violation of its existing lease with the NJSEA. After hearing oral argument on the application on August 5, 2005, the court denied the Giants’ motion for preliminary injunctive relief. On June 22, 2006, the court entered a Stipulation and Consent Order that dismissed without prejudice the parties’ respective claims.

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

Approximately $2.0 billion of the Operating Partnership’s long-term debt and other obligations bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rates on the variable rate debt as of June 30, 2006 was LIBOR plus 65 basis points.

(dollars in thousands)
June 30, 2006	Maturity Date
Debt,	7/1/06 –
including current portion	12/31/06	2007	2008	2009	2010	Thereafter	Total	Fair Value

Fixed Rate	$35,035	$47,176	$28,905	$307,960	$335,941	$1,295,592	$2,050,609	$2,023,106
Average Interest Rate	5.08%	5.64%	5.24%	7.42%	5.26%	6.11%	6.14%

Variable Rate				$317,000			$ 317,000	$ 317,000

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

Three separate lawsuits have been filed in the United States District Court for the District of New Jersey, challenging a permit issued by the U.S. Army Corps of Engineers (“USACE”) in connection with the project. The first suit was filed on March 30, 2005, by the Sierra Club, the New Jersey Public Interest Research Group, Citizen Lobby, Inc. and the New Jersey Environmental Federation. Additional suits were filed on May 16 and May 31, 2005, respectively, by Hartz (together with one of its officers as an individually-named plaintiff) and the Borough of Carlstadt. The Sierra Club also filed a motion for a preliminary injunction to stop certain construction activities on the project, which the Court denied on July 6, 2005. The parties have filed cross motions for summary judgment on the merits of the Sierra Club’s claims. A decision is expected sometime in the latter part of 2006. On October 26, 2005, the court granted the motions of the Meadowlands Venture and the USACE to dismiss the Hartz complaint for lack of standing. The deadline for appealing that decision has passed, so the Hartz action is ended. On October 31, 2005, the USACE filed a motion to dismiss the complaint filed by the Borough of Carlstadt for lack of standing. On February 7, 2006, the Court granted the motion and dismissed the Borough of Carlstadt’s complaint in its entirety. On March 9, 2006, Carlstadt filed a notice of appeal of this decision to the United States Court of Appeals for the Third Circuit. This appeal has been dismissed pursuant to the Settlement Agreement and Release executed by Carlstadt and the Meadowlands Venture.

On April 5, 2005, the New York Football Giants (“Giants”) filed an emergent application with the Supreme Court of New Jersey, Chancery Division, seeking an injunction stopping all work on the Meadowlands Xanadu project as being in violation of its existing lease with the NJSEA. After hearing oral argument on the application on August 5, 2005, the court denied the Giants’ motion for preliminary injunctive relief. On June 22, 2006, the court entered a Stipulation and Consent Order that dismissed without prejudice the parties’ respective claims.

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

The disclosures under Item 1A – Risk Factors in our annual report on Form 10-K for the year ended December 31, 2005 are hereby amended and supplemented by adding the following additional risk factor to such disclosure:

Our real estate construction management activities are subject to risks particular to third-party construction projects.

As a result of the Gale/Green Transactions, we now perform fixed price construction management services for third parties and we are subject to a variety of risks unique to these activities. If construction costs of a project exceed original estimates, such costs may have to be absorbed by us, thereby making the project less profitable than originally estimated, or possibly not profitable at all. In addition, a construction project may be delayed due to government or regulatory approvals, supply shortages, or other events and circumstances beyond our control, or the time required to complete a construction project may be greater than originally anticipated. If any such excess costs or project delays were to be material, such events may adversely effect our cash flow and liquidity and thereby impact our ability to pay dividends or make distributions to our investors.

MACK-CALI REALTY, L.P.

Part II – Other Information (continued)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	COMMON UNITS

During the three months ended June 30, 2006, the Corporation issued 101,150 shares of common stock to holders of common units in the Operating Partnership upon the redemption of such common units in private offerings pursuant to Section 4(2) of the Securities Act. The holders of the common units were limited partners of the Operating Partnership and accredited investors under Rule 501 of the Securities Act. The common units were converted into an equal number of shares of common stock. The Corporation has registered the resale of such shares under the Securities Act.

In addition, on May 9, 2006, the Operating Partnership issued 224,719 common units in the Operating Partnership to accredited investors under Rule 501 of the Securities Act as partial consideration for the acquisition of the ownership interests in The Gale Services Company, L.L.C. and The Gale Construction Services Company, L.L.C. The information required by this paragraph (a) of Item 2 with respect to the issuance of these common units was previously disclosed in the Operating Partnership’s Current Report on Form 8-K dated May 9, 2006.

(b)	Not Applicable.

(c)	None.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 24, 2006, the Corporation held its Annual Meeting of Stockholders (the “Annual Meeting”) to elect four members to the Board of Directors of the Corporation, among other things. At the Annual Meeting, the Corporation’s stockholders elected the following four Class III directors to serve until the Corporation’s annual meeting of Stockholders to be held in 2009: John R. Cali (Number of shares for: 57,980,396, Number of shares against: 833,943), Mitchell E. Hersh (Number of shares for: 57,947,228, Number of shares against: 867,111), Irvin D. Reid (Number of shares for: 58,046,823, Number of shares against: 767,516) and Robert F. Weinberg (Number of shares for: 57,939,277, Number of shares against: 875,062).

At the Annual Meeting, the Corporation’s stockholders also voted upon and approved the ratification of the appointment of PricewaterhouseCoopers LLP as the Corporation’s independent registered public accounting firm for the ensuing year (Number of shares for: 58,714,373, Number of shares against: 61,509, Number of shares abstained: 38,457, Number of broker non-votes: 0.) In addition, no official action was taken at the Annual Meeting with respect to a shareholder proposal (the “Shareholder Proposal”) requesting that the Board of Directors adopt a majority vote standard for elections of persons to the Board of Directors of the Corporation as the proponent of the Shareholder Proposal was not in attendance at the Annual Meeting.

Item 5.	Other Information

(a)	None.

(b)	None.

Item 6.	Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

MACK-CALI REALTY, L.P.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mack-Cali Realty, L.P.
(Registrant)
	By:	Mack-Cali Realty Corporation
its General Partner

Date: August 2, 2006	By:	/s/ Mitchell E. Hersh

Mitchell E. Hersh
President and
Chief Executive Officer

Date: August 2, 2006	By:	/s/ Barry Lefkowitz

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

3.4

Amendment No. 2 to the Mack-Cali Realty Corporation Amended and Restated Bylaws dated May 24, 2006 (filed as Exhibit 3.1 to the Corporation’s Form 8-K dated May 24, 2006 and incorporated herein by reference).

3.5

Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. dated December 11, 1997 (filed as Exhibit 10.110 to the Corporation’s Form 8-K dated December 11, 1997 and incorporated herein by reference).

3.6

Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. dated August 21, 1998 (filed as Exhibit 3.1 to the Corporation’s and the Operating Partnership’s Registration Statement on Form S-3, Registration No. 333-57103, and incorporated herein by reference).

3.7

Second Amendment to the Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. dated July 6, 1999 (filed as Exhibit 10.1 to the Operating Partnership’s Form 8-K dated July 6, 1999 and incorporated herein by reference).

3.8

Third Amendment to the Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. dated September 30, 2003 (filed as Exhibit 3.7 to the Operating Partnership’s Form 10-Q dated September 30, 2003 and incorporated herein by reference).

3.9

Certificate of Designation of Series B Preferred Operating Partnership Units of Limited Partnership Interest of Mack-Cali Realty, L.P. (filed as Exhibit 10.101 to the Corporation’s Form 8-K dated December 11, 1997 and incorporated herein by reference).

3.10

Articles Supplementary for the 8% Series C Cumulative Redeemable Perpetual Preferred Stock dated March 11, 2003 (filed as Exhibit 3.1 to the Corporation’s Form 8-K dated March 14, 2003 and incorporated herein by reference).

3.11

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

Exhibit Number	Exhibit Title

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

10.5

Employment Agreement dated as of May 9, 2006 by and between Mark Yeager and Mack-Cali Realty Corporation (filed as Exhibit 10.15 to the Operating Partnership’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

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

10.27

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

10.50

Restricted Share Award Agreement by and between Mack-Cali Realty Corporation and Mark Yeager (filed as Exhibit 10.16 to the Operating Partnership’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.51

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

10.52

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

10.53

Extension and Modification Agreement dated as of September 16, 2005 by and among Mack-Cali Realty, L.P., JPMorgan Chase Bank, N.A., as administrative agent, and the several Lenders Party thereto (filed as Exhibit 10.1 to the Operating Partnership’s Form 8-K dated September 16, 2005 and incorporated herein by reference).

10.54

Second Modification Agreement dated as of July 14, 2006 by and among Mack-Cali Realty, L.P., JPMorgan Chase Bank, N.A., as administrative agent, and the several Lenders party thereto (filed as Exhibit 10.1 to the Operating Partnership’s Form 8-K dated July 14, 2006 and incorporated herein by reference).

10.55

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

10.56

Contribution and Exchange Agreement among The MK Contributors, The MK Entities, The Patriot Contributors, The Patriot Entities, Patriot American Management and Leasing Corp., Cali Realty, L.P. and Cali Realty Corporation, dated September 18, 1997 (filed as Exhibit 10.98 to the Corporation’s Form 8-K dated September 19, 1997 and incorporated herein by reference).

10.57

First Amendment to Contribution and Exchange Agreement, dated as of December 11, 1997, by and among the Company and the Mack Group (filed as Exhibit 10.99 to the Corporation’s Form 8-K dated December 11, 1997 and incorporated herein by reference).

10.58

Employee Stock Option Plan of Mack-Cali Realty Corporation (filed as Exhibit 10.1 to the Corporation’s Post-Effective Amendment No. 1 to Form S-8, Registration No. 333-44443, and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.59

Director Stock Option Plan of Mack-Cali Realty Corporation (filed as Exhibit 10.2 to the Corporation’s Post-Effective Amendment No. 1 to Form S-8, Registration No. 333-44443, and incorporated herein by reference).

10.60

2000 Employee Stock Option Plan (filed as Exhibit 10.1 to the Corporation’s Registration Statement on Form S-8, Registration No. 333-52478, and incorporated herein by reference), as amended by the First Amendment to the 2000 Employee Stock Option Plan (filed as Exhibit 10.17 to the Corporation’s Form 10-Q dated June 30, 2002 and incorporated herein by reference).

10.61

Amended and Restated 2000 Director Stock Option Plan (filed as Exhibit 10.2 to the Corporation’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, Registration No. 333-100244, and incorporated herein by reference).

10.62

Mack-Cali Realty Corporation 2004 Incentive Stock Plan (filed as Exhibit 10.1 to the Corporation’s Registration Statement on Form S-8, Registration No. 333-116437, and incorporated herein by reference).

10.63	Deferred Compensation Plan for Directors (filed as Exhibit 10.1 to the Corporation’s Registration Statement on Form S-8, Registration No. 333-80081, and incorporated herein by reference).

10.64

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

10.65

Indemnification Agreement dated October 22, 2002 by and between Mack-Cali Realty Corporation and John Crandall (filed as Exhibit 10.29 to the Operating Partnership’s Form 10-Q dated September 30, 2002 and incorporated herein by reference).

10.66

Second Amendment to Contribution and Exchange Agreement, dated as of June 27, 2000, between RMC Development Company, LLC f/k/a Robert Martin Company, LLC, Robert Martin Eastview North Company, L.P., the Company and the Operating Partnership (filed as Exhibit 10.44 to the Operating Partnership’s Form 10-K dated December 31, 2002 and incorporated herein by reference.)

10.67

Limited Partnership Agreement of Meadowlands Mills/Mack-Cali Limited Partnership by and between Meadowlands Mills Limited Partnership, Mack-Cali Meadowlands Entertainment L.L.C. and Mack-Cali Meadowlands Special L.L.C. dated November 25, 2003 (filed as Exhibit 10.1 to the Corporation’s Form 8-K dated December 3, 2003 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.68

Redevelopment Agreement by and between the New Jersey Sports and Exposition Authority and Meadowlands Mills/Mack-Cali Limited Partnership dated December 3, 2003 (filed as Exhibit 10.2 to the Corporation’s Form 8-K dated December 3, 2003 and incorporated herein by reference).

10.69

First Amendment to Redevelopment Agreement by and between the New Jersey Sports and Exposition Authority and Meadowlands Mills/Mack-Cali Limited Partnership dated October 5, 2004 (filed as Exhibit 10.54 to the Corporation’s Form 10-Q dated September 30, 2004 and incorporated herein by reference).

10.70

Letter Agreement by and between Mack-Cali Realty Corporation and The Mills Corporation dated October 5, 2004 (filed as Exhibit 10.55 to the Corporation’s Form 10-Q dated September 30, 2004 and incorporated herein by reference).

10.71

First Amendment to Limited Partnership Agreement of Meadowlands Mills/Mack-Cali Limited Partnership by and between Meadowlands Mills Limited Partnership, Mack-Cali Meadowlands Entertainment L.L.C. and Mack-Cali Meadowlands Special L.L.C. dated as of June 30, 2005 (filed as Exhibit 10.66 to the Operating Partnership’s Form 10-Q dated June 30, 2005 and incorporated herein by reference).

10.72

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

10.73

Membership Interest Purchase and Contribution Agreement by and among Mr. Stanley C. Gale, SCG Holding Corp., Mack-Cali Realty Acquisition Corp. and Mack-Cali Realty, L.P. dated as of March 7, 2006 (filed as Exhibit 10.1 to the Operating Partnership’s Form 8-K dated March 7, 2006 and incorporated herein by reference).

10.74

Amendment No. 1 to Membership Interest Purchase and Contribution Agreement dated as of March 31, 2006 (filed as Exhibit 10.1 to the Operating Partnership’s Form 8-K dated March 28, 2006 and incorporated herein by reference).

10.75

Amendment No. 2 to Membership Interest Purchase and Contribution Agreement dated as of May 9, 2006 (filed as Exhibit 10.1 to the Operating Partnership’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.76

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

10.77

First Amendment to Contribution and Sale Agreement by and among GALE SLG NJ LLC, a Delaware limited liability company, GALE SLG NJ MEZZ LLC, a Delaware limited liability company, and GALE SLG RIDGEFIELD MEZZ LLC, a Delaware limited liability company, and Mack-Cali Ventures L.L.C., a Delaware limited liability company, dated as of May 9, 2006 (filed as Exhibit 10.4 to the Operating Partnership’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.78

Non-Portfolio Property Interest Contribution Agreement by and among Mr. Stanley C. Gale, Mr. Mark Yeager, GCF II Investor LLC, The Gale Investments Company, LLC, Gale & Wentworth Vreeland, LLC, Gale Urban Solutions LLC, MSGW-ONE Campus Investors, LLC, Mack-Cali Realty Acquisition Corp. and Mack-Cali Realty, L.P. dated as of May 9, 2006 (filed as Exhibit 10.2 to the Operating Partnership’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.79

Loan Agreement by and among the entities set forth on Exhibit A, collectively, as Borrowers, and Gramercy Warehouse Funding I LLC, as Lender, dated May 9, 2006 (filed as Exhibit 10.5 to the Operating Partnership’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.80

Promissory Note of One Grande SPE LLC, 1280 Wall SPE LLC, 10 Sylvan SPE LLC, 5 Independence SPE LLC, 1 Independence SPE LLC, and 3 Becker SPE LLC, as Borrowers, in favor of Gramercy Warehouse Funding I, LLC, as Lender, in the principal amount of $90,286,551 dated May 9, 2006 (filed as Exhibit 10.6 to the Operating Partnership’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.81

Mortgage, Security Agreement and Fixture Filing by and between 4 Becker SPE LLC, as Borrower, and Wachovia Bank, National Association, as Lender, dated May 9, 2006 (filed as Exhibit 10.7 to the Operating Partnership’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.82

Promissory Note of 4 Becker SPE LLC, as Borrower, in favor of Wachovia Bank, National Association, as Lender, in the principal amount of $43,000,000 dated May 9, 2006 (filed as Exhibit 10.8 to the Operating Partnership’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.83

Mortgage, Security Agreement and Fixture Filing by and between 210 Clay SPE LLC, as Borrower, and Wachovia Bank, National Association, as Lender, dated May 9, 2006 (filed as Exhibit 10.9 to the Operating Partnership’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.84

Promissory Note of 210 Clay SPE LLC, as Borrower, in favor of Wachovia Bank, National Association, as Lender, in the principal amount of $16,000,000 dated May 9, 2006 (filed as Exhibit 10.10 to the Operating Partnership’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.85

Mortgage, Security Agreement and Fixture Filing by and between 5 Becker SPE LLC, as Borrower, and Wachovia Bank, National Association, as Lender, dated May 9, 2006 (filed as Exhibit 10.11 to the Operating Partnership’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.86

Promissory Note of 5 Becker SPE LLC, as Borrower, in favor of Wachovia Bank, National Association, as Lender, in the principal amount of $15,500,000 dated May 9, 2006 (filed as Exhibit 10.12 to the Operating Partnership’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.87

Mortgage, Security Agreement and Fixture Filing by and between 51 CHUBB SPE LLC, as Borrower, and Wachovia Bank, National Association, as Lender, dated May 9, 2006 (filed as Exhibit 10.13 to the Operating Partnership’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.88

Promissory Note of 51 CHUBB SPE LLC, as Borrower, in favor of Wachovia Bank, National Association, as Lender, in the principal amount of $4,500,000 dated May 9, 2006 (filed as Exhibit 10.14 to the Operating Partnership’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.89

Form of Amended and Restated Limited Liability Company Agreement of Mack-Green-Gale LLC dated                 , 2006 (filed as Exhibit 10.3 to the Operating Partnership’s Form 8-K dated March 7, 2006 and incorporated herein by reference).

10.90	Form of Limited Liability Company Operating Agreement (filed as Exhibit 10.3 to the Operating Partnership’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

31.1*	Certification of the Corporation’s President and Chief Executive Officer, Mitchell E. Hersh, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Corporation’s Chief Financial Officer, Barry Lefkowitz, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*

Certification of the Corporation’s President and Chief Executive Officer, Mitchell E. Hersh, and the Corporation’s Chief Financial Officer, Barry Lefkowitz, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*filed herewith