Form 10-K
period 2006-12-31
MACK CALI REALTY L P
filed 2007-02-22
CIK 1067063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-57103

MACK-CALI REALTY, L.P.
(Exact Name of Registrant as specified in its charter)

Delaware	22-3315804
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

343 Thornall Street, Edison, New Jersey	08837-2206
(Address of principal executive offices)	(Zip code)

(732) 590-1000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes X No ___

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ___ No X

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ___ No X

LOCATION OF EXHIBIT INDEX: The index of exhibits is contained herein on page number 123.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of Mack-Cali Realty Corporation’s definitive proxy statement for fiscal year ended December 31, 2006 to be issued in conjunction with Mack-Cali Realty Corporation’s annual meeting of shareholders expected to be held on May 23, 2007 are incorporated by reference in Part III of this Form 10-K. The definitive proxy statement will be filed by Mack-Cali Realty Corporation with the SEC not later than 120 days from the end of the Mack-Cali Realty Corporation’s fiscal year ended December 31, 2006.

FORM 10-K

PART I

ITEM 1. BUSINESS

GENERAL
Mack-Cali Realty, L.P., a Delaware limited partnership (together with its subsidiaries, the “Operating Partnership”), is a majority-owned subsidiary of Mack-Cali Realty Corporation, a Maryland corporation (the “Corporation”). The Operating Partnership owns and operates a real estate portfolio comprised predominantly of Class A office and office/flex properties located primarily in the Northeast. The Operating Partnership performs substantially all commercial real estate leasing, management, acquisition, development and construction services on an in-house basis. The Operating Partnership was formed on May 31, 1994. The Operating Partnership’s executive offices are located at 343 Thornall Street, Edison, New Jersey 08837-2206, and its telephone number is (732) 590-1000. The Corporation has an internet website at www.mack-cali.com.

As of December 31, 2006, the Operating Partnership owned or had interests in 300 properties, aggregating approximately 34.3 million square feet, plus developable land (collectively, the “Properties”), which are leased to over 2,200 tenants. The Properties are comprised of: (a) 255 wholly-owned or Operating Partnership-controlled properties consisting of 150 office buildings and 95 office/flex buildings aggregating approximately 28.5 million square feet, six industrial/warehouse buildings totaling approximately 387,400 square feet, two stand-alone retail properties totaling approximately 17,300 square feet, and two land leases (collectively, the “Consolidated Properties”); and (b) 44 buildings, which are primarily office properties, aggregating approximately 5.4 million square feet, and a 350-room hotel, which are owned by unconsolidated joint ventures in which the Operating Partnership has investment interests. Unless otherwise indicated, all references to square feet represent net rentable area. As of December 31, 2006, the office, office/flex, industrial/warehouse and stand-alone retail properties included in the Consolidated Properties were 92.0 percent leased. Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future (including, at December 31, 2006, a lease with a commencement date substantially in the future consisting of 8,590 square feet scheduled to commence in 2009), and leases that expire at the period end date. Leases that expire as of December 31, 2006 aggregate 103,477 square feet, or 0.4 percent of the net rentable square footage. The Properties are located in seven states, primarily in the Northeast, and the District of Columbia. See Item 2: Properties.

The general partner of the Operating Partnership is the Corporation, which has elected to be treated and has operated so as to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). The common stock, par value $0.01, of the Corporation (the “Common Stock”) is listed on the New York Stock Exchange under the symbol “CLI.” Substantially all of the Corporation’s interests in the Properties are held through, and its operations are conducted through, the Operating Partnership, or through entities controlled by the Operating Partnership. As of February 16, 2007, 67,792,367 shares of Common Stock were outstanding. Also, as of February 16, 2007, the Corporation owned an 81.6 percent general partnership interest in the Operating Partnership. As used herein, the term “Units” refers to common limited partnership interests in the Operating Partnership. Units are redeemable for an equal number of shares of Common Stock or cash.

In May 2006, in conjunction with the completion of the Gale Company acquisition, the Operating Partnership acquired The Gale Construction Company and its related companies, which offer a full complement of professional services in the areas of construction management, general contracting and advisory services.

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

BUSINESS STRATEGIES
Operations
Reputation: The Operating Partnership has established a reputation as a highly-regarded landlord with an emphasis on delivering quality tenant services in buildings it owns and/or manages. The Operating Partnership believes that its continued success depends in part on enhancing its reputation as an operator of choice, which will facilitate the retention of current tenants and the attraction of new tenants. The Operating Partnership believes it provides a superior level of service to its tenants, which should in turn, allow the Operating Partnership to outperform the market with respect to occupancy rates, as well as improve tenant retention.

Communication with tenants: The Operating Partnership emphasizes frequent communication with tenants to ensure first-class service to the Properties. Property management personnel generally are located on site at the Properties to provide convenient access to management and to ensure that the Properties are well-maintained. Property management’s primary responsibility is to ensure that buildings are operated at peak efficiency in order to meet both the Operating Partnership’s and tenants’ needs and expectations. Property management personnel additionally budget and oversee capital improvements and building system upgrades to enhance the Properties’ competitive advantages in their markets and to maintain the quality of the Operating Partnership’s properties.

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

Internal Growth: The Operating Partnership seeks to maximize the value of its existing portfolio through implementing operating strategies designed to produce the highest effective rental and occupancy rates and lowest tenant installation cost within the markets that it operates. The Operating Partnership continues to pursue internal growth through re-leasing space at higher effective rents with contractual rent increases and developing or redeveloping space for its diverse base of high credit tenants, including New Cingular Wireless PCS LLC, Morgan Stanley and The United States of America - GSA. In addition, the Operating Partnership seeks economies of scale through volume discounts to take advantage of its size and dominance in particular sub-markets, and operating efficiencies through the use of in-house management, leasing, marketing, financing, accounting, legal, development and construction services.

Acquisitions: The Operating Partnership also believes that growth opportunities exist through acquiring operating properties or properties for redevelopment with attractive returns in its core Northeast sub-markets where, based on its expertise in leasing, managing and operating properties, it believes it is, or can become, a significant and preferred owner and operator. The Operating Partnership intends either directly or through joint ventures to acquire, invest in or redevelop additional properties that: (i) are expected to provide attractive initial yields with potential for growth in cash flow from operations; (ii) are well-located, of high quality and competitive in their respective sub-markets; (iii) are located in its existing sub-markets or in sub-markets in which the Operating Partnership can become a significant and preferred owner and operator; and (iv) it believes have been under-managed or are otherwise capable of improved performance through intensive management, capital improvements and/or leasing that should result in increased effective rental and occupancy rates.

Development: The Operating Partnership seeks to selectively develop additional properties either directly or through joint ventures where it believes such development will result in a favorable risk-adjusted return on investment in coordination with the above operating strategies. Such development primarily will occur: (i) when leases have been executed prior to construction; (ii) in stable core Northeast sub-markets where the demand for such space exceeds available supply; and (iii) where the Operating Partnership is, or can become, a significant and preferred owner and operator.

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

Financial
The Operating Partnership currently intends to maintain a ratio of debt-to-undepreciated assets (total debt of the Operating Partnership as a percentage of total undepreciated assets) of 50 percent or less. As of December 31, 2006, the Operating Partnership’s total debt constituted approximately 41.4 percent of total undepreciated assets of the Operating Partnership. The Operating Partnership has three investment grade credit ratings. Standard & Poor’s Rating Services (“S&P”) and Fitch, Inc. (“Fitch”) have each assigned their BBB rating to existing and prospective senior unsecured debt of the Operating Partnership. S&P and Fitch have also assigned their BBB- rating to existing and prospective preferred stock offerings of the Corporation. Moody’s Investors Service (“Moody’s”) has assigned its Baa2 rating to existing and prospective senior unsecured debt of the Operating Partnership and its Baa3 rating to existing and prospective preferred stock offerings of the Corporation. Although there is no limit in the Operating Partnership’s organizational documents on the amount of indebtedness that the Operating Partnership may incur or a requirement for the maintenance of investment grade credit ratings, the Operating Partnership has entered into certain financial agreements which contain covenants that limit the Operating Partnership’s ability to incur indebtedness under certain circumstances. The Operating Partnership intends to conduct its operations so as to best be able to maintain its investment grade rated status. The Operating Partnership intends to utilize the most appropriate sources of capital for future acquisitions, development, capital improvements and other investments, which may include funds from operating activities, proceeds from property and land sales, short-term and long-term borrowings (including draws on the Operating Partnership’s revolving credit facility), and the issuance of additional debt or securities by the Operating Partnership or equity securities by the Corporation.

EMPLOYEES

As of December 31, 2006, the Operating Partnership had no employees. The Corporation had approximately 540 full-time employees.

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

Under various laws and regulations relating to the protection of the environment, an owner of real estate may be held liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in the property. These laws often impose liability without regard to whether the owner was responsible for, or even knew of, the presence of such substances. The presence of such substances may adversely affect the owner’s ability to rent or sell the property or to borrow using such property as collateral and may expose it to liability resulting from any release of, or exposure to, such substances. Persons who arrange for the disposal or treatment of hazardous or toxic substances at another location may also be liable for the costs of re-moval or remediation of such substances at the disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability for the release of asbestos-containing materials into the air, and third parties may also seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials and other hazardous or toxic substances.

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

INDUSTRY SEGMENTS

The Operating Partnership operates in two industry segments: (i) real estate; and (ii) construction services. As of December 31, 2006, the Operating Partnership does not have any foreign operations and its business is not seasonal. In May 2006, in conjunction with the Operating Partnership’s acquisition of the Gale Company and related businesses, the Operating Partnership acquired a business specializing solely in construction and related services whose operations comprise the Operating Partnership’s construction services segment. Please see our financial statements attached hereto and incorporated by reference herein for financial information relating to our industry segments.

RECENT DEVELOPMENTS

The Operating Partnership’s core markets continue to be weak. The percentage leased in the Operating Partnership’s consolidated portfolio of stabilized operating properties increased to 92.0 percent at December 31, 2006 as compared to 91.0 percent at December 31, 2005 and 91.2 percent at December 31, 2004. Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future (including, at December 31, 2006, a lease with a commencement date substantially in the future consisting of 8,590 square feet scheduled to commence in 2009), and leases that expire at the period end date. Leases that expire as of the period end date aggregate 103,477 square feet, or 0.4 percent of the net rentable square footage. Excluded from percentage leased at December 31, 2004 was a non-strategic, non-core 318,224 square foot property acquired through a deed in lieu of foreclosure, which was 12.7 percent leased at December 31, 2004 and subsequently sold on February 4, 2005. Market rental rates have declined in most markets from peak levels in late 2000 and early 2001. Rental rates on the Operating Partnership’s space that was re-leased (based on first rents payable) during the year ended December 31, 2006 decreased an average of 0.2 percent compared to rates that were in effect under expiring leases, as compared to a 8.2 percent decrease in 2005 and a 8.7 percent decrease in 2004. The Operating Partnership believes that vacancy rates may continue to increase in most of its markets in 2007. As a result, the Operating Partnership’s future earnings and cash flow may continue to be negatively impacted by current market conditions.

Gale/Green Transactions
On May 9, 2006, the Operating Partnership completed the acquisitions of: (i) The Gale Company and certain of its related businesses, which engage in construction, property management, facilities management, and leasing services (collectively, the “Gale Company”); (ii) three office properties; and (iii) indirect interests in a portfolio of office properties, located primarily in New Jersey, which were owned indirectly by The Gale Company and its affiliates (“Gale”) and affiliates of SL Green Realty Corp. (“SL Green”). The agreements (“Gale/Green Agreements”) to complete the aforementioned acquisitions (collectively, the “Gale/Green Transactions”) required that the Operating Partnership complete all of the acquisitions. Simultaneous with the completion of the Gale/Green Transactions, The Gale Company’s President, Mark Yeager, was named an executive vice president of the Company.

Under the Gale/Green Agreements, the Operating Partnership acquired 100 percent of the ownership interests in three office properties located in New Jersey, aggregating 518,257 square feet (the “Wholly-Owned Properties”).

Also, as part of the Gale/Green Agreements, the Operating Partnership entered into a joint venture with an entity controlled by SL Green (in which Stanley C. Gale has an interest), known as Mack-Green-Gale LLC (“Mack-Green”), to hold an approximate 96 percent interest and act as general partner of Gale SLG NJ Operating Partnership, L.P. (the “OP LP”). The OP LP owns 100 percent of entities which own 25 office properties (collectively, the“OP LP Properties”) which aggregate 3.5 million square feet (consisting of 17 office properties aggregating 2.3 million square feet located in New Jersey and eight properties aggregating 1.2 million square feet located in Troy, Michigan), as well as a minor, non-controlling interest in four office properties aggregating 419,000 square feet located in Naperville, Illinois.

Mr. Gale has agreed to pay Mark Yeager, an executive officer of the Corporation, 49 percent of any payments he receives on account of Mr. Gale’s interest with SL Green in Mack-Green.

The Gale Company, the Wholly-Owned Properties, and the interest in Mack-Green were acquired by the Operating Partnership for a total initial acquisition cost of approximately $245 million consisting of: (i) the issuance by the Operating Partnership of 224,719 common units of the Operating Partnership; (ii) the payment of a total of approximately $194 million in cash, which was primarily funded through borrowing under the Operating Partnership’s revolving credit facility; and (iii) the assumption of $39.9 million in existing mortgage indebtedness on two of the Wholly-Owned Properties. Mr. Gale has agreed to transfer to Mark Yeager 33,700 of his common units of the Operating Partnership on April 30, 2009, provided that Mr. Yeager’s employment with the Corporation has not been terminated involuntarily without cause (“Employment Continuation”) prior to such date. Additionally, the agreement to acquire the Gale Company (“Gale Agreement”) contains earn-out provisions providing for the payment of contingent purchase consideration of up to $18 million in cash based upon the achievement of Gross Income and NOI (as such terms are defined in the Gale Agreement) targets and other events for The Gale Company for the three years following the closing date.

Mr. Gale has agreed to pay to Mr. Yeager 49 percent of all amounts he receives pursuant to the Gale Agreement earn-out provisions, subject to certain conditions including Mr. Yeager’s Employment Continuation.

The Operating Partnership has not yet obtained all the information necessary to finalize its estimates to complete the purchase price allocations related to the Gale/Green Transactions. The purchase price allocations will be finalized once the information identified by the Operating Partnership has been received, which should not be longer than one year from the date of acquisition.

In addition, the Gale Agreement provides for the Operating Partnership to acquire certain other ownership interests in up to 11 real estate projects (the “Non-Portfolio Properties”), subject to obtaining certain third party consents and the satisfaction of various project-related and/or other conditions. Each of the Operating Partnership’s acquired interests in the Non-Portfolio Properties will provide for the initial distributions of net cash flow solely to the Operating Partnership, and thereafter an affiliate of Mr. Gale (“Gale Affiliate”) has participation rights (“Gale Participation Rights”) in 50 percent of the excess net cash flow remaining after the distribution to the Operating Partnership of the aggregate amount equal to the sum of: (a) the Operating Partnership’s capital contributions, plus (b) an internal rate of return (“IRR”) of 10 percent per annum, accruing on the date or dates of the Operating Partnership’s investments.

Mr. Gale has agreed to pay to Mr. Yeager 49 percent of any payments he receives with respect to the Gale Participation Rights, subject to adjustments for payments Mr. Yeager receives from his direct interests in such rights and subject to, in certain cases, Mr. Yeager’s Employment Continuation. Mr. Gale has also agreed to pay to Mr. Yeager 49 percent of the distributions he receives with respect to Mr. Gale’s interest in certain land located in Florham Park, New Jersey, which is one of the Non-Portfolio Properties not yet acquired by the Operating Partnership. Such distribution may include the amounts Mr. Gale receives from the conveyance of his interest in the Florham Park land to the Operating Partnership.

With respect to the arrangements between Mr. Gale and Mr. Yeager regarding the Gale Agreement earn-out provisions and the Florham Park land, they have agreed to consider offering payments to certain persons that have been employed by certain subsidiaries of The Gale Company, which may include current employees of the Corporation.

Through December 31, 2006, the Operating Partnership has completed acquisitions of eight of the interests in the Non-Portfolio Properties, which included the acquisitions of interests in: a 527,015 square foot, mixed-use office/retail complex; a 416,429 square-foot multi-tenanted office property; a 139,750 square-foot fully-leased office property; an office property in development; two vacant land parcels (one of which Mr. Yeager has a 16.49 percent interest in the Participation Rights) and two pre-developed projects. The aggregate cost of the completed acquisitions was approximately $25.6 million.

Pursuant to Mr. Gale’s agreements with Mr. Yeager, as described herein, Mr. Yeager received approximately $5.6 million during the year ended December 31, 2006.

In connection with the Operating Partnership’s acquisition of the Gale Company, Mr. Gale and certain other affiliates of Gale are restricted from competing with the Operating Partnership or hiring the Corporation’s employees for a period of four years expiring on May 9, 2010.

Property Acquisitions
The Operating Partnership acquired the following office properties during the year ended December 31, 2006: (dollars in thousands)

Acquisition			# of	Rentable	Acquisition
Date	Property/Address	Location	Bldgs.	Square Feet	Cost
02/28/06	Capital Office Park (a)	Greenbelt, Maryland	7	842,258	$166,011
05/09/06	35 Waterview Boulevard (b) (c)	Parsippany, New Jersey	1	172,498	33,586
05/09/06	105 Challenger Road (b) (d)	Ridgefield Park, New Jersey	1	150,050	34,960
05/09/06	343 Thornall Street (b) (e)	Edison, New Jersey	1	195,709	46,193
07/31/06	395 W. Passaic Street (f)	Rochelle Park, New Jersey	1	100,589	22,219

Total Property Acquisitions:			11	1,461,104	$302,969

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

For a discussion of the ownership interests in Mack-Green, see Note 4: Investments in Unconsolidated Joint Ventures - Mack-Green-Gale LLC - to our financial statements included within this annual report on Form 10-K.

Sales
The Operating Partnership sold the following office properties during the year ended December 31, 2006: (dollars in thousands)

				Rentable	Net	Net	Realized
Sale			# of	Square	Sales	Book	Gain/
Date	Property/Address	Location	Bldgs.	Feet	Proceeds	Value	(Loss)
06/28/06	Westage Business Center	Fishkill, New York	1	118,727	$ 14,765	$ 10,872	$ 3,893
06/30/06	1510 Lancer Drive	Moorestown, New Jersey	1	88,000	4,146	3,134	1,012
11/10/06	Colorado portfolio	Various cities, Colorado	19	1,431,610	193,404	165,072	28,332
12/21/06	California portfolio	San Francisco, California	2	450,891	124,182	97,814	26,368

Total Office Property Sales:			23	2,089,228	$336,497	$276,892	$59,605

On November 6, 2006, the Operating Partnership sold substantially all of its 50-percent interest in G&G Martco, a joint venture which owned a 305,618 square foot office building located in San Francisco, California for approximately $16.3 million, realizing a gain on the sale of approximately $10.8 million.

On November 7, 2006, the Operating Partnership sold 10.1 acres of developable land adjacent to its Horizon Center properties in Hamilton Township, New Jersey, for net sales proceeds of approximately $1.5 million, realizing a gain of approximately $1.1 million from the sale.

Investments in Marketable Securities
In 2005, the Operating Partnership purchased approximately 1.5 million shares of common stock in CarrAmerica Realty Corporation. From January 1, 2006 through January 25, 2006, the Operating Partnership purchased an additional 336,500 shares in CarrAmerica for a total purchase price of approximately $11.9 million. During the three months ended March 31, 2006, the Operating Partnership sold all of its 1,804,800 shares of CarrAmerica common stock, realizing a gain of approximately $15.1 million.

FINANCING ACTIVITY

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

On February 7, 2007, the Corporation completed an underwritten offer and sale of 4,650,000 shares of its common stock and used the net proceeds, which totaled approximately $252 million (after offering costs), primarily to pay down the outstanding borrowings under the Operating Partnership’s revolving credit facility and for general corporate purposes. Concurrent with this transaction, the Corporation purchased from the Operating Partnership 4,650,000 of its outstanding common units for approximately $252 million.

AVAILABLE INFORMATION

The Corporation’s internet website is www.mack-cali.com. The Operating Partnership makes available free of charge on or through the Corporation’s website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after it electronically files or furnishes such materials to the Securities and Exchange Commission. In addition, the Corporation’s internet website includes other items related to corporate governance matters, including, among other things, the Corporation’s corporate governance guidelines, charters of various committees of the Board of Directors of the Corporation, and the Corporation’s code of business conduct and ethics applicable to all employees, officers and directors of the Corporation. The Corporation intends to disclose on its internet website any amendments to or waivers from its code of business conduct and ethics as well as any amendments to its corporate governance principles or the charters of various committees of the Board of Directors. Copies of these documents may be obtained, free of charge, from our internet website. Any shareholder of the Corporation also may obtain copies of these documents, free of charge, by sending a request in writing to: Mack-Cali Investor Relations Department, 343 Thornall Street, Edison, NJ 08837-2206.

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

Among the factors about which we have made assumptions are:

•	changes in the general economic climate and conditions, including those affecting industries in which our principal tenants operate;

•	the extent of any tenant bankruptcies or of any early lease terminations;

•	our ability to lease or re-lease space at current or anticipated rents;

•	changes in the supply of and demand for office, office/flex and industrial/warehouse properties;

•	changes in interest rate levels;

•	changes in operating costs;

•	our ability to obtain adequate insurance, including coverage for terrorist acts;

•	the availability of financing;

•	changes in governmental regulation, tax rates and similar matters; and

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
A majority of our revenues are derived from our properties located in the Northeast, particularly in New Jersey, New York and Pennsylvania. Adverse economic developments in this region could adversely impact the operations of our properties and, therefore, our profitability. Because our portfolio consists primarily of office and office/flex buildings (as compared to a more diversified real estate portfolio), a decline in the economy and/or a decline in the demand for office space may adversely affect our ability to make distributions or payments to our investors.

Our performance is subject to risks associated with the real estate industry.
General: Our business and our ability to make distributions or payments to our investors depend on the ability of our properties to generate funds in excess of operating expenses (including scheduled principal payments on debt and capital expenditures). Events or conditions that are beyond our control may adversely affect our operations and the value of our properties. Such events or conditions could include:

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

•	changes in interest rate levels and the availability of financing;
•	the inability of a significant number of tenants to pay rent;
•	our inability to rent office space on favorable terms; and
•	civil unrest, earthquakes, acts of terrorism and other natural disasters or acts of God that may result in uninsured
•	losses.

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

Illiquidity of real estate limits our ability to act quickly: Real estate investments are relatively illiquid. Such illiquidity may limit our ability to react quickly in response to changes in economic and other conditions. If we want to sell an investment, we might not be able to dispose of that investment in the time period we desire, and the sales price of that investment might not recoup or exceed the amount of our investment. The prohibition in the Internal Revenue Code of 1986, as amended (the “Code”), and related regulations on a real estate investment trust holding property for sale also may restrict our ability to sell property. In addition, we acquired a significant number of our properties from individuals to whom we issued Units as part of the purchase price. In connection with the acquisition of these properties, in order to preserve such individual’s income tax deferral, we contractually agreed not to sell or otherwise transfer the properties for a specified period of time, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate individuals for the income tax consequences of the recognition of such built-in-gains. As of December 31, 2006, 50 of our properties, with an aggregate net book value of approximately $1.3 billion, were subject to these restrictions, which expire periodically through 2016. For those properties where such restrictions have lapsed, we are generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate individuals. 88 of our properties, with an aggregate net book value of approximately $809.0 million, have lapsed restrictions and are subject to these conditions. The above limitations on our ability to sell our investments could adversely affect our ability to make distributions or payments to our investors.

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

Property ownership through joint ventures could subject us to the contrary business objectives of our co-venturers: We, from time to time, invest in joint ventures or partnerships in which we do not hold a controlling interest in the assets underlying the entities in which we invest, including joint ventures in which (i) we own a direct interest in an entity which controls such assets, or (ii) we own a direct interest in an equity which owns indirect interests, through one or more intermediaries, of such assets. These investments involve risks that do not exist with properties in which we own a controlling interest with respect to the underlying assets, including the possibility that our co-venturers or partners may, at any time, have business, economic or other objectives that are inconsistent with our objectives. Because we lack a controlling interest, our co-venturers or partners may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives. While we seek protective rights against such contrary actions, there can be no assurance that we will be successful in procuring any such protective rights, or if procured, that the rights will be sufficient to fully protect us against contrary actions. Our organizational documents do not limit the amount of available funds that we may invest in joint ventures or partnerships. If the objectives of our co-venturers or partners are inconsistent with ours, it may adversely affect our ability to make distributions or payments to our investors.

Our real estate construction management activities are subject to risks particular to third-party construction projects.
As a result of the Gale/Green Transactions, we now perform fixed price construction services for third parties and we are subject to a variety of risks unique to these activities. If construction costs of a project exceed original estimates, such costs may have to be absorbed by us, thereby making the project less profitable than originally estimated, or possibly not profitable at all. In addition, a construction project may be delayed due to government or regulatory approvals, supply shortages, or other events and circumstances beyond our control, or the time required to complete a construction project may be greater than originally anticipated. If any such excess costs or project delays were to be material, such events may adversely effect our cash flow and liquidity and thereby impact our ability to pay dividends or make distributions to our investors.

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

As of December 31, 2006, we had total outstanding indebtedness of $2.2 billion comprised of $1.6 billion of senior unsecured notes, outstanding borrowings of $145.0 million under our $600.0 million revolving credit facility and approximately $383.5 million of mortgage loans payable and other obligations indebtedness. We may have to refinance the principal due on our current or future indebtedness at maturity, and we may not be able to do so.

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

Rising interest rates may adversely affect our cash flow: As of December 31, 2006, outstanding borrowings of approximately $145.0 million under our revolving credit facility bear interest at variable rates. We may incur additional indebtedness in the future that also bears interest at variable rates. Variable rate debt creates higher debt service requirements if market interest rates increase. Higher debt service requirements could adversely affect our ability to make distributions or payments to our investors and/or cause us to default under certain debt covenants.

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

We are dependent on the key personnel of Mack-Cali Realty Corporation whose continued service is not guaranteed.
We are dependent upon the executive officers of Mack-Cali Realty Corporation for strategic business direction and real estate experience. While we believe that we could find replacements for these key personnel, loss of their services could adversely affect our operations. Mack-Cali Realty Corporation has entered into an employment agreement (including non-competition provisions) which provides for a continuous four-year employment term with each of Mitchell E. Hersh, Barry Lefkowitz and Roger W. Thomas, a continuous one-year employment term with Michael A. Grossman, and a three-year employment term with Mark Yeager which, as of May 9, 2009, shall convert to a continuous one-year employment term. Mack-Cali Realty Corporation does not have key man life insurance for its executive officers.

Certain provisions of Maryland law and our charter and bylaws as well as our stockholder rights plan could hinder, delay or prevent changes in control.
Certain provisions of Maryland law, the charter, bylaws and stockholder rights plan of Mack-Cali Realty Corporation have the effect of discouraging, delaying or preventing transactions that involve an actual or threatened change in control. These provisions include the following:

Classified Board of Directors: The Board of Directors of Mack-Cali Realty Corporation is divided into three classes with staggered terms of office of three years each. The classification and staggered terms of office of our directors make it more difficult for a third party to gain control of the board of directors. At least two annual meetings of Mack-Cali Realty Corporation stockholders, instead of one, generally would be required to affect a change in a majority of the board of directors.

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

Preferred Stock: Under Mack-Cali Realty Corporation’s charter, its Board of Directors has authority to issue preferred stock from time to time in one or more series and to establish the terms, preferences and rights of any such series of preferred stock, all without approval of its stockholders.

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

Ownership Limit: In order to preserve Mack-Cali Realty Corporation’s status as a real estate investment trust under the Code, Mack-Cali Realty Corporation’s charter generally prohibits any single stockholder, or any group of affiliated stockholders, from beneficially owning more than 9.8 percent of its outstanding capital stock unless its Board of Directors waives or modifies this ownership limit.

Maryland Business Combination Act: The Maryland Business Combination Act provides that unless exempted, a Maryland corporation may not engage in business combinations, including mergers, dispositions of 10 percent or more of its assets, certain issuances of shares of stock and other specified transactions, with an “interested stockholder” or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder became an interested stockholder, and thereafter unless specified criteria are met. An interested stockholder is generally a person owning or controlling, directly or indirectly, 10 percent or more of the voting power of the outstanding stock of the Maryland corporation. Mack-Cali Realty Corporation’s Board of Directors has exempted from this statute business combinations between it or the Operating Partnership and certain affiliated individuals and entities. However, unless the Board of Directors adopts other exemptions, the provisions of the Maryland Business Combination Act will be applicable to business combinations with other persons.

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

Stockholder Rights Plan: Mack-Cali Realty Corporation has adopted a stockholder rights plan that may discourage any potential acquirer from acquiring more than 15 percent of its outstanding common stock since, upon this type of acquisition without approval of the Board of Directors, all other common stockholders will have the right to purchase a specified amount of common stock at a substantial discount from market price.

Consequences of failure to qualify as a real estate investment trust could adversely affect our financial condition. Failure to maintain ownership limits could cause Mack-Cali Realty Corporation to lose its qualification as a real estate investment trust: In order for Mack-Cali Realty Corporation to maintain its qualification as a real estate investment trust, not more than 50 percent in value of its outstanding stock may be actually and/or constructively owned by five or fewer individuals (as defined in the Code to include certain entities). Mack-Cali Realty Corporation has limited the ownership of its outstanding shares of its common stock by any single stockholder to 9.8 percent of the outstanding shares of its common stock. The Board of Directors of Mack-Cali Realty Corporation could waive this restriction if they were satisfied, based upon the advice of tax counsel or otherwise, that such action would be in the best interests of Mack-Cali Realty Corporation and would not affect its qualification as a real estate investment trust. Common stock of Mack-Cali Realty Corporation acquired or transferred in breach of the limitation may be redeemed by Mack-Cali Realty Corporation for the lesser of the price paid and the average closing price for the 10 trading days immediately preceding redemption or sold at the direction of Mack-Cali Realty Corporation. Mack-Cali Realty Corporation may elect to redeem such shares of common stock for Units, which are nontransferable except in very limited circumstances. Any transfer of shares of common stock which, as a result of such transfer, causes Mack-Cali Realty Corporation to be in violation of any ownership limit will be deemed void. Although Mack-Cali Realty Corporation currently intends to continue to operate in a manner which will enable it to continue to qualify as a real estate investment trust, it is possible that future economic, market, legal, tax or other considerations may cause Mack-Cali Realty Corporation’s Board of Directors to revoke the election for it to qualify as a real estate investment trust. Under Mack-Cali Realty Corporation’s organizational documents, its Board of Directors can make such revocation without the consent of Mack-Cali Realty Corporation’s stockholders.

In addition, the consent of the holders of at least 85 percent of our partnership units is required: (i) to merge (or permit the merger of) us with another unrelated person, pursuant to a transaction in which we are not the surviving entity; (ii) to dissolve, liquidate or wind up or (iii) to convey or otherwise transfer all or substantially all of our assets. As of February 16, 2007, Mack-Cali Realty Corporation, as general partner, owns approximately 81.6 percent of our outstanding common partnership units.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

PROPERTY LIST

As of December 31, 2006, the Operating Partnership’s Consolidated Properties consisted of 251 in-service office, office/flex and industrial/warehouse properties, as well as two stand-alone retail properties and two land leases. The Consolidated Properties are located primarily in the Northeast. The Consolidated Properties are easily accessible from major thoroughfares and are in close proximity to numerous amenities. The Consolidated Properties contain a total of approximately 28.9 million square feet, with the individual properties ranging from 6,216 to 1,246,283 square feet. The Consolidated Properties, managed by on-site employees, generally have attractively landscaped sites and atriums in addition to quality design and construction. The Operating Partnership’s tenants include many service sector employers, including a large number of professional firms and national and international businesses. The Operating Partnership believes that all of its properties are well-maintained and do not require significant capital improvements.

Office Properties

								2006
			Percentage	2006	2006		2006	Average
		Net	Leased	Base	Effective		Average	Effective
		Rentable	as of	Rent	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/06	($000’s)	($000’s)	of Total 2006	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	(c) (d)	Base Rent (%)	($) (c) (e)	($) (c) (f)

NEW JERSEY

Atlantic County
Egg Harbor
100 Decadon Drive	1987	40,422	100.0	954	907	0.18	23.60	22.44
200 Decadon Drive	1991	39,922	100.0	936	872	0.17	23.45	21.84

Bergen County
Fair Lawn
17-17 Route 208 North	1987	143,000	100.0	3,463	2,960	0.64	24.22	20.70
Fort Lee
One Bridge Plaza	1981	200,000	54.4	2,549	2,371	0.47	23.43	21.79
2115 Linwood Avenue	1981	68,000	62.6	1,253	1,017	0.23	29.44	23.89
Little Ferry
200 Riser Road	1974	286,628	100.0	2,066	1,916	0.38	7.21	6.68
Montvale
95 Chestnut Ridge Road	1975	47,700	100.0	796	729	0.15	16.69	15.28
135 Chestnut Ridge Road	1981	66,150	88.9	1,440	1,173	0.26	24.49	19.95
Paramus
15 East Midland Avenue	1988	259,823	100.0	5,597	5,440	1.03	21.54	20.94
140 East Ridgewood Avenue	1981	239,680	92.1	4,844	4,218	0.89	21.94	19.11
461 From Road	1988	253,554	98.6	6,064	6,044	1.11	24.26	24.18
650 From Road	1978	348,510	93.8	7,884	6,894	1.45	24.12	21.09
61 South Paramus Avenue	1985	269,191	99.0	6,649	5,906	1.22	24.95	22.16
Ridgefield Park
105 Challenger Road (g)	1992	150,050	87.5	2,759	2,527	0.51	32.36	29.64
Rochelle Park
120 Passaic Street	1972	52,000	99.6	1,402	1,322	0.26	27.07	25.53
365 West Passaic Street	1976	212,578	97.6	4,177	3,742	0.77	20.13	18.04
395 West Passaic Street (g)	1979	100,589	90.2	918	794	0.17	23.98	20.74
Upper Saddle River
1 Lake Street	1973/94	474,801	100.0	7,465	7,465	1.37	15.72	15.72
10 Mountainview Road	1986	192,000	100.0	4,352	4,045	0.80	22.67	21.07
Woodcliff Lake
400 Chestnut Ridge Road	1982	89,200	100.0	1,950	1,456	0.36	21.86	16.32
470 Chestnut Ridge Road	1987	52,500	81.2	479	455	0.09	11.24	10.67
530 Chestnut Ridge Road	1986	57,204	100.0	1,166	1,166	0.21	20.38	20.38
50 Tice Boulevard	1984	235,000	100.0	6,155	5,570	1.13	26.19	23.70
300 Tice Boulevard	1991	230,000	100.0	6,155	5,504	1.13	26.76	23.93

Burlington County
Moorestown
224 Strawbridge Drive	1984	74,000	98.4	1,309	1,218	0.24	17.98	16.73
228 Strawbridge Drive	1984	74,000	100.0	1,043	896	0.19	14.09	12.11
232 Strawbridge Drive	1986	74,258	98.8	1,446	1,400	0.27	19.71	19.08

Essex County
Millburn
150 J.F. Kennedy Parkway	1980	247,476	100.0	7,454	6,462	1.37	30.12	26.11

Office Properties
(Continued)

								2006
			Percentage	2006	2006		2006	Average
		Net	Leased	Base	Effective		Average	Effective
		Rentable	as of	Rent	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/06	($000’s)	($000’s)	of Total 2006	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	(c) (d)	Base Rent (%)	($) (c) (e)	($) (c) (f)

Roseland
101 Eisenhower Parkway	1980	237,000	93.9	5,522	5,014	1.01	24.81	22.53
103 Eisenhower Parkway	1985	151,545	87.5	3,026	2,629	0.56	22.82	19.83
105 Eisenhower Parkway	2001	220,000	85.8	4,126	3,088	0.76	21.86	16.36

Hudson County
Jersey City
Harborside Financial Center Plaza 1	1983	400,000	92.8	3,930	3,475	0.72	10.59	9.36
Harborside Financial Center Plaza 2	1990	761,200	100.0	17,838	16,694	3.27	23.43	21.93
Harborside Financial Center Plaza 3	1990	725,600	98.5	17,870	16,780	3.28	25.00	23.48
Harborside Financial Center Plaza 4-A	2000	207,670	99.1	6,749	5,903	1.24	32.79	28.68
Harborside Financial Center Plaza 5	2002	977,225	97.5	35,570	29,406	6.53	37.33	30.86
101 Hudson Street	1992	1,246,283	100.0	29,822	26,212	5.47	23.93	21.03

Mercer County
Hamilton Township
600 Horizon Drive	2002	95,000	100.0	1,373	1,373	0.25	14.45	14.45
Princeton
103 Carnegie Center	1984	96,000	84.9	2,311	2,029	0.42	28.35	24.89
3 Independence Way	1983	111,300	49.9	884	702	0.16	15.92	12.64
100 Overlook Center	1988	149,600	100.0	3,975	3,431	0.73	26.57	22.93
5 Vaughn Drive	1987	98,500	94.0	2,431	2,120	0.45	26.26	22.90

Middlesex County
East Brunswick
377 Summerhill Road	1977	40,000	100.0	353	346	0.06	8.83	8.65
Edison
343 Thornall Street (c) (g)	1991	195,709	100.0	1,953	1,608	0.36	15.37	12.65
Piscataway
30 Knightsbridge Road, Bldg 3	1977	160,000	100.0	2,465	2,465	0.45	15.41	15.41
30 Knightsbridge Road, Bldg 4	1977	115,000	100.0	1,771	1,771	0.33	15.40	15.40
30 Knightsbridge Road, Bldg 5	1977	332,607	43.6	1,275	1,080	0.23	8.79	7.45
30 Knightsbridge Road, Bldg 6	1977	72,743	62.9	--	--	--	--	--
Plainsboro
500 College Road East	1984	158,235	95.7	4,031	3,807	0.74	26.62	25.14
Woodbridge
581 Main Street	1991	200,000	100.0	4,586	4,346	0.84	22.93	21.73

Monmouth County
Freehold
2 Paragon Way	1989	44,524	64.8	648	502	0.12	22.46	17.40
3 Paragon Way	1991	66,898	58.4	770	699	0.14	19.71	17.89
4 Paragon Way	2002	63,989	100.0	1,168	900	0.21	18.25	14.06
100 Willbowbrook	1988	60,557	74.8	812	721	0.15	17.93	15.92
Holmdel
23 Main Street	1977	350,000	100.0	4,039	3,187	0.74	11.54	9.11

Office Properties
(Continued)

								2006
			Percentage	2006	2006		2006	Average
		Net	Leased	Base	Effective		Average	Effective
		Rentable	as of	Rent	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/06	($000’s)	($000’s)	of Total 2006	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	(c) (d)	Base Rent (%)	($) (c) (e)	($) (c) (f)

Middletown
One River Center Bldg 1	1983	122,594	100.0	3,064	2,633	0.56	24.99	21.48
One River Center Bldg 2	1983	120,360	100.0	2,775	2,738	0.51	23.06	22.75
One River Center Bldg 3	1984	214,518	93.6	4,374	4,329	0.80	21.78	21.56
Neptune
3600 Route 66	1989	180,000	100.0	2,400	2,171	0.44	13.33	12.06
Wall Township
1305 Campus Parkway	1988	23,350	92.4	393	368	0.07	18.22	17.06
1350 Campus Parkway	1990	79,747	99.9	1,564	1,423	0.29	19.63	17.86

Morris County
Florham Park
325 Columbia Turnpike	1987	168,144	99.4	4,093	3,652	0.75	24.49	21.85
Morris Plains
250 Johnson Road	1977	75,000	100.0	1,579	1,385	0.29	21.05	18.47
201 Littleton Road	1979	88,369	88.9	1,783	1,582	0.33	22.70	20.14
Morris Township
412 Mt. Kemble Avenue	1986	475,100	33.5	81	81	0.01	0.51	0.51
Parsippany
4 Campus Drive	1983	147,475	96.9	2,634	2,308	0.48	18.43	16.15
6 Campus Drive	1983	148,291	87.2	2,376	1,906	0.44	18.37	14.74
7 Campus Drive	1982	154,395	--	--	--	--	--	--
8 Campus Drive	1987	215,265	100.0	6,306	5,534	1.16	29.29	25.71
9 Campus Drive	1983	156,495	86.9	3,720	3,149	0.68	27.35	23.16
4 Century Drive	1981	100,036	71.9	1,592	1,444	0.29	22.13	20.08
5 Century Drive	1981	79,739	67.2	1,951	1,950	0.36	36.41	36.39
6 Century Drive	1981	100,036	69.9	28	22	0.01	0.40	0.31
2 Dryden Way	1990	6,216	100.0	93	93	0.02	14.96	14.96
4 Gatehall Drive	1988	248,480	85.4	5,190	4,707	0.95	24.46	22.18
2 Hilton Court	1991	181,592	100.0	5,089	4,600	0.93	28.02	25.33
1633 Littleton Road	1978	57,722	100.0	1,131	1,131	0.21	19.59	19.59
600 Parsippany Road	1978	96,000	94.7	1,235	1,020	0.23	13.58	11.22
1 Sylvan Way	1989	150,557	100.0	3,499	3,103	0.64	23.24	20.61
5 Sylvan Way	1989	151,383	100.0	3,929	3,592	0.72	25.95	23.73
7 Sylvan Way	1987	145,983	100.0	3,219	2,803	0.59	22.05	19.20
35 Waterview Boulevard (g)	1990	172,498	92.2	2,774	2,491	0.51	26.86	24.12
5 Wood Hollow Road	1979	317,040	96.7	5,758	4,963	1.06	18.78	16.19

Passaic County
Clifton
777 Passaic Avenue	1983	75,000	100.0	1,517	1,375	0.28	20.23	18.33
Totowa
999 Riverview Drive	1988	56,066	100.0	1,079	962	0.20	19.25	17.16

Somerset County
Basking Ridge
222 Mt. Airy Road	1986	49,000	60.7	615	462	0.11	20.68	15.53
233 Mt. Airy Road	1987	66,000	100.0	1,315	1,103	0.24	19.92	16.71

Office Properties
(Continued)

								2006
			Percentage	2006	2006		2006	Average
		Net	Leased	Base	Effective		Average	Effective
		Rentable	as of	Rent	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/06	($000’s)	($000’s)	of Total 2006	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	(c) (d)	Base Rent (%)	($) (c) (e)	($) (c) (f)

Bernards
106 Allen Road	2000	132,010	97.0	3,027	2,273	0.56	23.64	17.75
Bridgewater
721 Route 202/206	1989	192,741	97.0	3,984	3,757	0.73	21.31	20.10

Union County
Clark
100 Walnut Avenue	1985	182,555	99.8	4,737	4,145	0.87	26.00	22.75
Cranford
6 Commerce Drive	1973	56,000	88.1	1,116	988	0.20	22.62	20.03
11 Commerce Drive (c)	1981	90,000	92.7	1,020	860	0.19	12.23	10.31
12 Commerce Drive	1967	72,260	95.1	991	817	0.18	14.42	11.89
14 Commerce Drive	1971	67,189	87.3	1,232	1,190	0.23	21.00	20.29
20 Commerce Drive	1990	176,600	100.0	4,332	3,806	0.80	24.53	21.55
25 Commerce Drive	1971	67,749	100.0	1,436	1,351	0.26	21.20	19.94
65 Jackson Drive	1984	82,778	95.5	1,918	1,706	0.35	24.26	21.58
New Providence
890 Mountain Avenue	1977	80,000	87.1	1,775	1,672	0.33	25.47	24.00

Total New Jersey Office		17,537,754	91.7	354,747	316,402	65.13	22.40	19.97

NEW YORK

Rockland County
Suffern
400 Rella Boulevard	1988	180,000	100.0	4,296	3,826	0.79	23.87	21.26

Westchester County
Elmsford
100 Clearbrook Road (c)	1975	60,000	99.5	1,131	1,040	0.21	18.94	17.42
101 Executive Boulevard	1971	50,000	45.3	511	462	0.09	22.56	20.40
555 Taxter Road	1986	170,554	100.0	4,173	3,499	0.77	24.47	20.52
565 Taxter Road	1988	170,554	100.0	4,052	3,511	0.74	23.76	20.59
570 Taxter Road	1972	75,000	95.9	1,843	1,708	0.34	25.62	23.75
Hawthorne
1 Skyline Drive	1980	20,400	99.0	388	365	0.07	19.21	18.07
2 Skyline Drive	1987	30,000	98.9	475	412	0.09	16.01	13.89
7 Skyline Drive	1987	109,000	95.3	2,532	2,324	0.46	24.37	22.37
17 Skyline Drive	1989	85,000	51.7	719	713	0.13	16.36	16.22
19 Skyline Drive	1982	248,400	100.0	4,471	4,174	0.82	18.00	16.80

Office Properties
(Continued)

								2006
			Percentage	2006	2006		2006	Average
		Net	Leased	Base	Effective		Average	Effective
		Rentable	as of	Rent	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/06	($000’s)	($000’s)	of Total 2006	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	(c) (d)	Base Rent (%)	($) (c) (e)	($) (c) (f)

Tarrytown
200 White Plains Road	1982	89,000	97.9	1,824	1,655	0.33	20.93	18.99
220 White Plains Road	1984	89,000	92.0	1,819	1,670	0.33	22.22	20.40
White Plains
1 Barker Avenue	1975	68,000	97.3	1,743	1,621	0.32	26.34	24.50
3 Barker Avenue	1983	65,300	91.0	1,631	1,494	0.30	27.45	25.14
50 Main Street	1985	309,000	98.0	9,249	8,496	1.70	30.54	28.06
11 Martine Avenue	1987	180,000	90.8	4,889	4,368	0.90	29.91	26.73
1 Water Street	1979	45,700	100.0	1,011	878	0.19	22.12	19.21
Yonkers
1 Executive Boulevard	1982	112,000	100.0	2,779	2,484	0.51	24.81	22.18
3 Executive Plaza	1987	58,000	100.0	1,472	1,281	0.27	25.38	22.09

Total New York Office		2,214,908	94.7	51,008	45,981	9.36	24.31	21.92

PENNSYLVANIA

Chester County
Berwyn
1000 Westlakes Drive	1989	60,696	95.7	1,592	1,515	0.29	27.41	26.08
1055 Westlakes Drive	1990	118,487	90.2	2,885	2,334	0.53	26.99	21.84
1205 Westlakes Drive	1988	130,265	63.8	2,234	1,954	0.41	26.88	23.51
1235 Westlakes Drive	1986	134,902	97.7	2,789	2,436	0.51	21.16	18.48

Delaware County
Lester
100 Stevens Drive	1986	95,000	100.0	2,551	2,358	0.47	26.85	24.82
200 Stevens Drive	1987	208,000	100.0	5,598	5,252	1.03	26.91	25.25
300 Stevens Drive	1992	68,000	100.0	1,592	1,254	0.29	23.41	18.44
Media
1400 Providence Road - Center I	1986	100,000	96.8	2,038	1,838	0.37	21.05	18.99
1400 Providence Road - Center II	1990	160,000	95.8	3,346	2,921	0.61	21.83	19.06

Montgomery County
Bala Cynwyd
150 Monument Road	1981	125,783	98.4	2,387	2,286	0.44	19.29	18.47
Blue Bell
4 Sentry Parkway	1982	63,930	94.1	1,373	1,368	0.25	22.82	22.74
5 Sentry Parkway East	1984	91,600	30.5	1,185	1,152	0.22	42.42	41.23
5 Sentry Parkway West	1984	38,400	100.0	590	572	0.11	15.36	14.90
16 Sentry Parkway	1988	93,093	100.0	2,268	2,156	0.42	24.36	23.16
18 Sentry Parkway	1988	95,010	97.6	2,040	1,900	0.37	22.00	20.49
King of Prussia
2200 Renaissance Boulevard	1985	174,124	74.9	3,329	3,052	0.61	25.53	23.40
Lower Providence
1000 Madison Avenue	1990	100,700	75.8	768	622	0.14	10.06	8.15
Plymouth Meeting
1150 Plymouth Meeting Mall	1970	167,748	92.9	2,981	2,446	0.55	19.13	15.70

Total Pennsylvania Office		2,025,738	88.8	41,546	37,416	7.62	23.09	20.79

Office Properties
(Continued)

								2006
			Percentage	2006	2006		2006	Average
		Net	Leased	Base	Effective		Average	Effective
		Rentable	as of	Rent	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/06	($000’s)	($000’s)	of Total 2006	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	(c) (d)	Base Rent (%)	($) (c) (e)	($) (c) (f)

CONNECTICUT

Fairfield County
Greenwich
500 West Putnam Avenue	1973	121,250	96.3	3,337	3,153	0.61	28.58	27.00
Norwalk
40 Richards Avenue	1985	145,487	80.6	2,544	2,239	0.47	21.69	19.09
Shelton
1000 Bridgeport Avenue	1986	133,000	93.6	2,188	1,775	0.40	17.58	14.26
Stamford
1266 East Main Street	1984	179,260	76.2	3,627	3,453	0.67	26.55	25.28

Total Connecticut Office		578,997	85.5	11,696	10,620	2.15	23.62	21.45

DISTRICT OF COLUMBIA

Washington
1201 Connecticut Avenue, NW	1940	169,549	100.0	5,090	4,758	0.93	30.02	28.06
1400 L Street, NW	1987	159,000	90.6	4,839	4,667	0.89	33.59	32.40

Total District of Columbia Office		328,549	95.5	9,929	9,425	1.82	31.66	30.05

MARYLAND

Prince George’s County
Greenbelt
9200 Edmonston Road (g)	1973	38,690	100.0	774	699	0.14	23.78	21.48
6301 Ivy Lane (g)	1979	112,003	86.1	1,564	1,335	0.29	19.28	16.46
6303 Ivy Lane (g)	1980	112,047	87.4	2,040	1,826	0.37	24.77	22.17
6305 Ivy Lane (g)	1982	112,022	73.6	1,387	1,127	0.25	20.00	16.25
6404 Ivy Lane (g)	1987	165,234	77.9	2,274	1,815	0.42	21.00	16.76
6406 Ivy Lane (g)	1991	163,857	100.0	2,275	2,066	0.42	16.51	14.99
6411 Ivy Lane (g)	1984	138,405	90.8	2,359	2,067	0.43	22.32	19.55
Lanham
4200 Parliament Place	1989	122,000	91.2	2,832	2,627	0.52	25.45	23.61

Total Maryland Office		964,258	87.6	15,505	13,562	2.84	21.18	18.49

TOTAL OFFICE PROPERTIES		23,650,204	91.4	484,431	433,406	88.92	22.76	20.35

Office/Flex Properties

								2006
			Percentage	2006	2006		2006	Average
		Net	Leased	Base	Effective		Average	Effective
		Rentable	as of	Rent	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/06	($000’s)	($000’s)	of Total 2006	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	(c) (d)	Base Rent (%)	($) (c) (e)	($) (c) (f)

NEW JERSEY

Burlington County
Burlington
3 Terri Lane	1991	64,500	90.4	452	369	0.08	7.75	6.33
5 Terri Lane	1992	74,555	91.7	608	516	0.11	8.89	7.55
Moorestown
2 Commerce Drive	1986	49,000	76.3	330	301	0.06	8.83	8.05
101 Commerce Drive	1988	64,700	100.0	275	249	0.05	4.25	3.85
102 Commerce Drive	1987	38,400	87.5	232	184	0.04	6.90	5.48
201 Commerce Drive	1986	38,400	75.0	163	112	0.03	5.66	3.89
202 Commerce Drive	1988	51,200	100.0	307	237	0.06	6.00	4.63
1 Executive Drive	1989	20,570	81.1	156	101	0.03	9.35	6.05
2 Executive Drive	1988	60,800	84.7	384	364	0.07	7.46	7.07
101 Executive Drive	1990	29,355	99.7	274	258	0.05	9.36	8.82
102 Executive Drive	1990	64,000	100.0	273	229	0.05	4.27	3.58
225 Executive Drive	1990	50,600	48.6	116	112	0.02	4.72	4.55
97 Foster Road	1982	43,200	75.5	152	137	0.03	4.66	4.20
1507 Lancer Drive	1995	32,700	100.0	117	108	0.02	3.58	3.30
1245 North Church Street	1998	52,810	62.1	362	349	0.07	11.04	10.64
1247 North Church Street	1998	52,790	77.5	398	360	0.07	9.73	8.80
1256 North Church Street	1984	63,495	100.0	435	360	0.08	6.85	5.67
840 North Lenola Road	1995	38,300	100.0	367	300	0.07	9.58	7.83
844 North Lenola Road	1995	28,670	100.0	180	133	0.03	6.28	4.64
915 North Lenola Road	1998	52,488	100.0	296	224	0.05	5.64	4.27
2 Twosome Drive	2000	48,600	100.0	408	378	0.07	8.40	7.78
30 Twosome Drive	1997	39,675	100.0	144	125	0.03	3.63	3.15
31 Twosome Drive	1998	84,200	100.0	471	470	0.09	5.59	5.58
40 Twosome Drive	1996	40,265	100.0	278	229	0.05	6.90	5.69
41 Twosome Drive	1998	43,050	77.7	224	220	0.04	6.70	6.58
50 Twosome Drive	1997	34,075	100.0	245	228	0.04	7.19	6.69

Gloucester County
West Deptford
1451 Metropolitan Drive	1996	21,600	100.0	148	148	0.03	6.85	6.85

Mercer County
Hamilton Township
100 Horizon Center Boulevard	1989	13,275	100.0	192	166	0.04	14.46	12.50
200 Horizon Drive	1991	45,770	100.0	591	537	0.11	12.91	11.73
300 Horizon Drive	1989	69,780	100.0	1,123	1,029	0.21	16.09	14.75
500 Horizon Drive	1990	41,205	100.0	613	584	0.11	14.88	14.17

Office/Flex Properties
(Continued)

								2006
			Percentage	2006	2006		2006	Average
		Net	Leased	Base	Effective		Average	Effective
		Rentable	as of	Rent	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/06	($000’s)	($000’s)	of Total 2006	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	(c) (d)	Base Rent (%)	($) (c) (e)	($) (c) (f)

Monmouth County
Wall Township
1325 Campus Parkway	1988	35,000	100.0	655	476	0.12	18.71	13.60
1340 Campus Parkway	1992	72,502	100.0	917	684	0.17	12.65	9.43
1345 Campus Parkway	1995	76,300	100.0	933	685	0.17	12.23	8.98
1433 Highway 34	1985	69,020	68.3	373	317	0.07	7.91	6.72
1320 Wyckoff Avenue	1986	20,336	100.0	178	168	0.03	8.75	8.26
1324 Wyckoff Avenue	1987	21,168	100.0	220	202	0.04	10.39	9.54

Passaic County
Totowa
1 Center Court	1999	38,961	100.0	534	415	0.10	13.71	10.65
2 Center Court	1998	30,600	99.3	244	230	0.04	8.03	7.57
11 Commerce Way	1989	47,025	100.0	552	511	0.10	11.74	10.87
20 Commerce Way	1992	42,540	38.5	99	94	0.02	6.04	5.74
29 Commerce Way	1990	48,930	100.0	711	563	0.13	14.53	11.51
40 Commerce Way	1987	50,576	100.0	687	651	0.13	13.58	12.87
45 Commerce Way	1992	51,207	64.5	360	290	0.07	10.90	8.78
60 Commerce Way	1988	50,333	85.8	580	499	0.11	13.43	11.55
80 Commerce Way	1996	22,500	88.7	305	271	0.06	15.28	13.58
100 Commerce Way	1996	24,600	100.0	333	296	0.06	13.54	12.03
120 Commerce Way	1994	9,024	100.0	125	114	0.02	13.85	12.63
140 Commerce Way	1994	26,881	99.5	374	342	0.07	13.98	12.79

Total New Jersey Office/Flex		2,189,531	90.6	18,494	15,925	3.40	9.32	8.03

NEW YORK

Westchester County
Elmsford
11 Clearbrook Road	1974	31,800	100.0	415	392	0.08	13.05	12.33
75 Clearbrook Road	1990	32,720	100.0	702	672	0.13	21.45	20.54
125 Clearbrook Road	2002	33,000	100.0	712	592	0.13	21.58	17.94
150 Clearbrook Road	1975	74,900	100.0	931	857	0.17	12.43	11.44
175 Clearbrook Road	1973	98,900	100.0	1,553	1,444	0.29	15.70	14.60
200 Clearbrook Road	1974	94,000	99.8	1,222	1,118	0.22	13.03	11.92
250 Clearbrook Road	1973	155,000	97.3	1,427	1,262	0.26	9.46	8.37
50 Executive Boulevard	1969	45,200	98.2	480	464	0.09	10.81	10.45
77 Executive Boulevard	1977	13,000	100.0	233	222	0.04	17.92	17.08
85 Executive Boulevard	1968	31,000	93.8	343	317	0.06	11.80	10.90
300 Executive Boulevard	1970	60,000	100.0	581	550	0.11	9.68	9.17
350 Executive Boulevard	1970	15,400	98.8	296	272	0.05	19.45	17.88
399 Executive Boulevard	1962	80,000	100.0	968	941	0.18	12.10	11.76
400 Executive Boulevard	1970	42,200	100.0	782	703	0.14	18.53	16.66
500 Executive Boulevard	1970	41,600	100.0	641	578	0.12	15.41	13.89

Office/Flex Properties
(Continued)

								2006
			Percentage	2006	2006		2006	Average
		Net	Leased	Base	Effective		Average	Effective
		Rentable	as of	Rent	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/06	($000’s)	($000’s)	of Total 2006	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	(c) (d)	Base Rent (%)	($) (c) (e)	($) (c) (f)

525 Executive Boulevard	1972	61,700	83.6	807	714	0.15	15.65	13.84
1 Westchester Plaza	1967	25,000	100.0	332	316	0.06	13.28	12.64
2 Westchester Plaza	1968	25,000	100.0	502	482	0.09	20.08	19.28
3 Westchester Plaza	1969	93,500	100.0	556	468	0.10	5.95	5.01
4 Westchester Plaza	1969	44,700	99.8	645	605	0.12	14.46	13.56
5 Westchester Plaza	1969	20,000	88.9	297	260	0.05	16.70	14.62
6 Westchester Plaza	1968	20,000	100.0	330	312	0.06	16.50	15.60
7 Westchester Plaza	1972	46,200	100.0	790	778	0.14	17.10	16.84
8 Westchester Plaza	1971	67,200	100.0	935	861	0.17	13.91	12.81
Hawthorne
200 Saw Mill River Road	1965	51,100	100.0	656	602	0.12	12.84	11.78
4 Skyline Drive	1987	80,600	92.2	1,248	1,092	0.23	16.79	14.69
5 Skyline Drive	1980	124,022	100.0	1,629	1,511	0.30	13.13	12.18
6 Skyline Drive	1980	44,155	100.0	312	311	0.06	7.07	7.04
8 Skyline Drive	1985	50,000	98.7	711	362	0.13	14.41	7.34
10 Skyline Drive	1985	20,000	100.0	240	204	0.04	12.00	10.20
11 Skyline Drive	1989	45,000	100.0	803	760	0.15	17.84	16.89
12 Skyline Drive	1999	46,850	85.1	663	440	0.12	16.63	11.04
15 Skyline Drive	1989	55,000	73.3	632	630	0.12	15.68	15.63
Yonkers
100 Corporate Boulevard	1987	78,000	98.3	1,432	1,348	0.26	18.68	17.58
200 Corporate Boulevard South	1990	84,000	99.8	1,401	1,324	0.26	16.71	15.79
4 Executive Plaza	1986	80,000	100.0	1,006	805	0.18	12.58	10.06
6 Executive Plaza	1987	80,000	100.0	1,341	1,268	0.25	16.76	15.85
1 Odell Plaza	1980	106,000	96.8	1,486	1,409	0.27	14.48	13.73
3 Odell Plaza	1984	71,065	100.0	1,597	1,481	0.29	22.47	20.84
5 Odell Plaza	1983	38,400	99.6	614	592	0.11	16.05	15.48
7 Odell Plaza	1984	42,600	99.6	734	704	0.13	17.30	16.59

Total New York Office/Flex		2,348,812	97.7	32,985	30,023	6.03	14.37	13.08

CONNECTICUT

Fairfield County
Stamford
419 West Avenue	1986	88,000	100.0	1,263	1,106	0.23	14.35	12.57
500 West Avenue	1988	25,000	82.3	389	345	0.07	18.91	16.77
550 West Avenue	1990	54,000	100.0	884	879	0.16	16.37	16.28
600 West Avenue	1999	66,000	100.0	804	767	0.15	12.18	11.62
650 West Avenue	1998	40,000	100.0	555	424	0.10	13.88	10.60

Total Connecticut Office/Flex		273,000	98.4	3,895	3,521	0.71	14.50	13.11

TOTAL OFFICE/FLEX PROPERTIES		4,811,343	94.5	55,374	49,469	10.14	12.18	10.88

Industrial/Warehouse, Retail and Land Lease Properties

								2006
			Percentage	2006	2006		2006	Average
		Net	Leased	Base	Effective		Average	Effective
		Rentable	as of	Rent	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/06	($000’s)	($000’s)	of Total 2006	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	(c) (d)	Base Rent (%)	($) (c) (e)	($) (c) (f)

NEW YORK

Westchester County
Elmsford
1 Warehouse Lane	1957	6,600	100.0	86	84	0.02	13.03	12.73
2 Warehouse Lane	1957	10,900	100.0	159	133	0.03	14.59	12.20
3 Warehouse Lane	1957	77,200	100.0	324	293	0.06	4.20	3.80
4 Warehouse Lane	1957	195,500	97.4	2,164	1,964	0.40	11.36	10.31
5 Warehouse Lane	1957	75,100	97.1	964	857	0.18	13.22	11.75
6 Warehouse Lane	1982	22,100	100.0	513	509	0.09	23.21	23.03

Total Industrial/Warehouse Properties		387,400	98.1	4,210	3,840	0.78	11.07	10.10

Westchester County
Tarrytown
230 White Plains Road	1984	9,300	100.0	195	183	0.04	20.97	19.68
Yonkers
2 Executive Boulevard	1986	8,000	100.0	361	361	0.07	45.13	45.13

Total Retail Properties		17,300	100.0	556	544	0.11	32.14	31.45

Westchester County
Elmsford
700 Executive Boulevard	--	--	--	114	114	0.02	--	--
Yonkers
1 Enterprise Boulevard	--	--	--	185	183	0.03	--	--

Total Land Leases		--	--	299	297	0.05	--	--

TOTAL PROPERTIES		28,866,247	92.0	544,870	487,556	100.00	20.80	18.57

(a)
Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future (including, at December 31, 2006, a lease with a commencement date substantially in the future consisting of 8,590 square feet scheduled to commence in 2009), and leases expiring December 31, 2006 aggregating 103,477 square feet (representing 0.4 percent of the Operating Partnership’s total net rentable square footage) for which no new leases were signed.

(b)
Total base rent for 2006, determined in accordance with generally accepted accounting principles (“GAAP”). Substantially all of the leases provide for annual base rents plus recoveries and escalation charges based upon the tenant’s proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass through of charges for electrical usage.

(c) Excludes space leased by the Operating Partnership.
(d) Total base rent for 2006 minus total 2006 amortization of tenant improvements, leasing commissions and other concessions and costs, determined in accordance with GAAP.
(e)	Base rent for 2006 divided by net rentable square feet leased at December 31, 2006. For those properties acquired during 2006, amounts are annualized, as per Note g.
(f)	Effective rent for 2006 divided by net rentable square feet leased at December 31, 2006. For those properties acquired during 2006, amounts are annualized, as described in Note g.
(g)
As this property was acquired by the Operating Partnership during 2006, the amounts represented in 2006 base rent and 2006 effective rent reflect only that portion of the year during which the Operating Partnership owned the property. Accordingly, these amounts may not be indicative of the property’s full year results. For comparison purposes, the amounts represented in 2006 average base rent per sq. ft. and 2006 average effective rent per sq. ft. for this property have been calculated by taking 2006 base rent and 2006 effective rent for such property and annualizing these partial-year results, dividing such annualized amounts by the net rentable square feet leased at December 31, 2006. These annualized per square foot amounts may not be indicative of the property’s results had the Operating Partnership owned the property for the entirety of 2006.

PERCENTAGE LEASED

The following table sets forth the year-end percentages of square feet leased in the Operating Partnership’s stabilized operating Consolidated Properties for the last five years:

Percentage of
December 31,	Square Feet Leased (%) (a)
2006	92.0

2005	91.0

2004 (b)	91.2

2003	91.5

2002	92.3

(a)	Percentage of square-feet leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.
(b)
Excluded from percentage leased at December 31, 2004 is a non-strategic, non-core 318,224 square foot property acquired through a deed in lieu of foreclosure, which was 12.7 percent leased at December 31, 2004 and subsequently sold on February 4, 2005.

SIGNIFICANT TENANTS

The following table sets forth a schedule of the Operating Partnership’s 50 largest tenants for the Consolidated Properties as of December 31, 2006 based upon annualized base rental revenue:

			Percentage of		Percentage
			Operating		Total
		Annualized	Partnership	Square	Operating	Year of
	Number of	Base Rental	Annualized Base	Feet	Partnership	Lease
	Properties	Revenue ($) (a)	Rental Revenue (%)	Leased	Leased Sq. Ft. (%)	Expiration
New Cingular Wireless PCS LLC	4	9,743,293	1.6	460,973	1.9	2014	(b)
Morgan Stanley D.W. Inc.	5	9,395,415	1.6	381,576	1.6	2013	(c)
United States Of America-GSA	12	8,621,861	1.5	285,684	1.1	2015	(d)
Merrill Lynch Pierce Fenner	3	8,613,150	1.5	501,500	1.9	2017	(e)
Credit Suisse First Boston	1	7,940,235	1.4	234,331	0.9	2012	(f)
Keystone Mercy Health Plan	2	7,897,031	1.4	303,149	1.2	2015
National Union Fire Insurance	1	7,711,023	1.3	317,799	1.2	2012
Prentice-Hall Inc.	1	7,694,097	1.3	474,801	1.8	2014
DB Services New Jersey, Inc.	1	7,551,990	1.3	281,920	1.1	2017
Forest Laboratories Inc.	2	6,961,107	1.2	202,857	0.8	2017	(g)
Cendant Operations Inc.	2	6,839,418	1.2	296,934	1.1	2011	(h)
Allstate Insurance Company	10	6,455,295	1.1	269,594	1.0	2017	(i)
Toys 'R' Us - NJ Inc.	1	6,072,651	1.1	242,518	0.9	2012
ICAP Securities USA LLC	1	5,973,008	1.0	159,834	0.6	2017
American Institute of Certified Public
Accountants	1	5,817,181	1.0	249,768	1.0	2012
TD Ameritrade Online Holdings	1	5,637,193	1.0	184,222	0.7	2015
IBM Corporation	3	5,562,770	1.0	310,263	1.2	2012	(j)
KPMG, LLP	3	4,784,243	0.8	181,025	0.7	2012	(k)
National Financial Services	1	4,346,765	0.8	112,964	0.4	2012
Bank Of Tokyo-Mitsubishi Ltd.	1	4,228,795	0.7	137,076	0.5	2009
AT&T Corp.	1	3,805,000	0.7	275,000	1.1	2014
Vonage America Inc.	1	3,780,000	0.7	350,000	1.3	2017
Samsung Electronics America	1	3,678,028	0.6	131,300	0.5	2010
Citigroup Global Markets Inc.	5	3,492,988	0.6	132,475	0.5	2016	(l)
E*Trade Financial Corporation	1	3,456,141	0.6	106,573	0.4	2022
Lehman Brothers Holdings Inc.	1	3,420,667	0.6	207,300	0.8	2010
Montefiore Medical Center	5	3,397,583	0.6	163,529	0.6	2019	(m)
Hewlett-Packard Company	1	3,346,048	0.6	163,857	0.6	2007
SSB Realty LLC	1	3,321,051	0.6	114,519	0.4	2009
Dow Jones & Company Inc.	1	3,057,773	0.5	92,312	0.4	2012
Daiichi Sankyo Inc.	2	2,872,353	0.5	90,366	0.3	2012	(n)
High Point Safety & Insurance	2	2,694,417	0.5	116,358	0.4	2020
American Home Assurance Co.	2	2,686,732	0.5	131,174	0.5	2019	(o)
SunAmerica Asset Management	1	2,680,409	0.5	69,621	0.3	2018
Moody’s Investors Service	1	2,671,149	0.5	91,344	0.3	2011	(p)
United States Life Ins. Co.	1	2,520,000	0.4	180,000	0.7	2013
New Jersey Turnpike Authority	1	2,455,463	0.4	100,223	0.4	2016
Barr Laboratories Inc.	2	2,450,087	0.4	109,510	0.4	2015	(q)
IXIS North America Inc.	1	2,408,679	0.4	83,629	0.3	2021
Movado Group Inc	1	2,283,547	0.4	90,050	0.3	2013
Lonza Inc.	1	2,236,200	0.4	89,448	0.3	2007
Deloitte & Touche USA LLP	1	2,171,275	0.4	86,851	0.3	2007
Regus Business Centre Corp.	2	2,159,029	0.4	79,805	0.3	2011
Computer Sciences Corporation	3	2,136,129	0.4	109,825	0.4	2011	(r)
Nextel of New York Inc.	2	2,093,440	0.4	97,436	0.4	2014	(s)
Bearingpoint Inc.	1	2,065,834	0.4	77,956	0.3	2011
GAB Robins North America Inc.	2	2,049,674	0.4	84,649	0.3	2009	(t)
Norris McLaughlin & Marcus PA	1	2,045,307	0.4	86,913	0.3	2017
Sumitomo Mitsui Banking Corp.	2	2,027,861	0.4	71,153	0.3	2016
UBS Financial Services Inc.	3	1,949,797	0.3	73,250	0.3	2016	(u)

Totals		219,259,182	38.3	9,245,214	35.3
See footnotes on subsequent page.

Significant Tenants Footnotes

(a)
Annualized base rental revenue is based on actual December 2006 billings times 12. For leases whose rent commences after January 1, 2007, annualized base rental revenue is based on the first full month’s billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(b)	50,660 square feet expire 2007; 4,783 square feet expire in 2008; 333,145 square feet expire in 2013; 72,385 square feet expire in 2014.
(c)	19,500 square feet expire in 2008; 7,000 square feet expire in 2009; 48,906 square feet expire in 2010; 306,170 square feet expire in 2013.
(d)
51,049 square feet expire in 2007; 26,710 square feet expire in 2008; 9,901 square feet expire in 2011; 38,690 square feet expire in 2013; 4,879 square feet expire in 2014; 154,455 square feet expire in 2015.

(e)	253,214 square feet expire in 2007; 7,485 square feet expire in 2008; 4,451 square feet expires in 2009; 236,350 square feet expire in 2017.
(f)	152,378 feet expire in 2011; 81,953 square feet expire in 2012.
(g)	22,785 square feet expire in 2010; 180,072 square feet expire in 2017.
(h)	150,951 square feet expire in 2008; 145,983 square feet expire in 2011.
(i)
32,035 square feet expire in 2007; 31,143 square feet expire in 2008; 22,185 square feet expire in 2009; 46,555 square feet expire in 2010; 83,693 square feet expire in 2011; 53,983 square feet expire in 2017.

(j)	61,864 square feet expire in 2010; 248,399 square feet expire in 2012.
(k)	23,807 square feet expire in 2007; 46,440 square feet expire in 2009; 33,397 square feet expires in 2010; 77,381 square feet expire in 2012.
(l)	19,668 square feet expire in 2007; 59,711 square feet expire in 2009; 26,834 square feet expire in 2014; 26,262 square feet expire in 2016.
(m)	48,542 square feet expire in 2009; 5,850 square feet expire in 2014; 7,200 square feet expire in 2016; 30,872 square feet expire in 2017; 71,065 square feet expire in 2019.
(n)	5,315 square feet expire in 2011; 85,051 square feet expire in 2012.
(o)	14,056 square feet expire in 2008; 117,118 square feet expire in 2019.
(p)	43,344 square feet expire in 2009; 36,193 square feet expire in 2010; 11,807 square feet expire in 2011.
(q)	20,000 square feet expire in 2008; 89,510 square feet expire in 2015.
(r)	26,975 square feet expire in 2007; 82,850 square feet expire in 2011.
(s)	62,436 square feet expire in 2010; 35,000 square feet expire in 2014.
(t)	75,049 square feet expire in 2008; 9,600 square feet expire in 2009.
(u)	21,554 square feet expire in 2010; 17,383 square feet expire in 2013; 34,313 square feet expire in 2016.

SCHEDULE OF LEASE EXPIRATIONS: ALL CONSOLIDATED PROPERTIES

The following table sets forth a schedule of lease expirations for the total of the Operating Partnership’s office, office/flex, industrial/warehouse and stand-alone retail properties included in the Consolidated Properties beginning January 1, 2007, assuming that none of the tenants exercise renewal or termination options:

					Average
					Annual
			Percentage Of		Rent Per Net
		Net Rentable	Total Leased	Annualized	Rentable	Percentage Of
		Area Subject	Square Feet	Base Rental	Square Foot	Annual Base
	Number Of	To Expiring	Represented	Revenue Under	Represented	Rent Under
Year Of	Leases	Leases	By Expiring	Expiring	By Expiring	Expiring
Expiration	Expiring (a)	(Sq. Ft.)	Leases (%)	Leases ($) (b)	Leases ($)	Leases (%)

2007 (c)	272	2,091,378	8.0	44,243,148	21.16	7.8

2008	375	2,686,853	10.4	54,923,081	20.44	9.6

2009	346	2,419,053	9.2	54,356,856	22.47	9.5

2010	343	2,850,749	10.9	60,230,025	21.13	10.5

2011	339	3,438,716	13.1	77,117,443	22.43	13.5

2012	206	2,511,774	9.6	58,548,780	23.31	10.2

2013	145	2,436,006	9.3	54,142,108	22.23	9.5

2014	75	1,524,878	5.8	32,788,456	21.50	5.7

2015	57	2,136,593	8.2	45,924,670	21.49	8.0

2016	47	756,090	2.9	14,439,966	19.10	2.5

2017	52	1,869,363	7.1	43,255,052	23.14	7.6

2018 and thereafter	53	1,449,768	5.5	32,086,350	22.13	5.6
Totals/Weighted
Average	2,310	26,171,221 (d)	100.0	572,055,935	21.86	100.0

(a)
Includes office, office/flex, industrial/warehouse and stand-alone retail property tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.

(b)
Annualized base rental revenue is based on actual December 2006 billings times 12. For leases whose rent commences after January 1, 2007, annualized base rental revenue is based on the first full month’s billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(c)	Includes leases expiring December 31, 2006 aggregating 103,477 square feet and representing annualized rent of $1,909,260 for which no new leases were signed.
(d)	Reconciliation to the Operating Partnership’s total net rentable square footage is as follows:

Square Feet
Square footage leased to commercial tenants	26,171,221
Square footage used for corporate offices, management offices, building use, retail tenants, food services, other ancillary
service tenants and occupancy adjustments	399,991
Square footage unleased	2,295,035
Total net rentable square footage (does not include
land leases)	28,866,247

SCHEDULE OF LEASE EXPIRATIONS: OFFICE PROPERTIES

The following table sets forth a schedule of lease expirations for the office properties beginning January 1, 2007, assuming that none of the tenants exercise renewal or termination options:

					Average
					Annual
			Percentage Of		Rent Per Net
		Net Rentable	Total Leased	Annualized	Rentable	Percentage Of
		Area Subject	Square Feet	Base Rental	Square Foot	Annual Base
	Number Of	To Expiring	Represented By	Revenue Under	Represented	Rent Under
Year Of	Leases	Leases	Expiring	Expiring	By Expiring	Expiring
Expiration	Expiring (a)	(Sq. Ft.)	Leases (%)	Leases ($) (b)	Leases ($)	Leases (%)

2007 (c)	214	1,642,707	7.7	38,852,100	23.65	7.6

2008	285	1,911,710	9.0	46,403,461	24.27	9.1

2009	271	1,812,739	8.5	46,270,273	25.53	9.1

2010	263	1,997,684	9.4	48,563,899	24.31	9.6

2011	276	2,897,514	13.7	70,958,531	24.49	14.0

2012	157	2,077,170	9.8	52,378,087	25.22	10.3

2013	108	2,010,703	9.5	48,194,962	23.97	9.5

2014	62	1,371,378	6.5	30,612,320	22.32	6.0

2015	44	1,974,442	9.3	43,908,667	22.24	8.6

2016	34	455,091	2.1	10,428,710	22.92	2.1

2017	44	1,795,270	8.5	42,191,404	23.50	8.3

2018 and thereafter	45	1,278,703	6.0	29,663,825	23.20	5.8
Totals/Weighted
Average	1,803	21,225,111	100.0	508,426,239	23.95	100.0

(a)	Includes office tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.
(b)
Annualized base rental revenue is based on actual December 2006 billings times 12. For leases whose rent commences after January 1, 2007, annualized base rental revenue is based on the first full month’s billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(c)	Includes leases expiring December 31, 2006 aggregating 85,823 square feet and representing annualized rent of $1,691,239 for which no new leases were signed.

SCHEDULE OF LEASE EXPIRATIONS: OFFICE/FLEX PROPERTIES

The following table sets forth a schedule of lease expirations for the office/flex properties beginning January 1, 2007, assuming that none of the tenants exercise renewal or termination options:

					Average
					Annual
			Percentage Of		Rent Per Net
		Net Rentable	Total Leased	Annualized	Rentable	Percentage Of
		Area Subject	Square Feet	Base Rental	Square Foot	Annual Base
	Number Of	To Expiring	Represented By	Revenue Under	Represented	Rent Under
Year Of	Leases	Leases	Expiring	Expiring	By Expiring	Expiring
Expiration	Expiring (a)	(Sq. Ft.)	Leases (%)	Leases ($) (b)	Leases ($)	Leases (%)

2007 (c)	54	434,671	9.6	5,160,091	11.87	8.7

2008	87	683,774	15.0	8,043,229	11.76	13.6

2009	69	548,031	12.0	7,102,195	12.96	12.0

2010	79	825,065	18.1	11,358,126	13.77	19.2

2011	62	533,602	11.7	6,063,912	11.36	10.2

2012	49	434,604	9.6	6,170,693	14.20	10.4

2013	30	370,067	8.1	5,248,671	14.18	8.9

2014	13	153,500	3.4	2,176,136	14.18	3.7

2015	13	162,151	3.6	2,016,003	12.43	3.4

2016	11	165,917	3.7	2,592,895	15.63	4.4

2017	8	74,093	1.6	1,063,648	14.36	1.8

2018 and thereafter	7	163,065	3.6	2,197,525	13.48	3.7
Totals/Weighted
Average	482	4,548,540	100.0	59,193,124	13.01	100.0

(a)	Includes office/flex tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.
(b)
Annualized base rental revenue is based on actual December 2006 billings times 12. For leases whose rent commences after January 1, 2007, annualized base rental revenue is based on the first full month’s billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above. Includes office/flex tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.

(c)	Includes leases expiring December 31, 2006 aggregating 17,654 square feet and representing annualized rent of $218,021 for which no new leases were signed.

SCHEDULE OF LEASE EXPIRATIONS: INDUSTRIAL/WAREHOUSE PROPERTIES

The following table sets forth a schedule of lease expirations for the industrial/warehouse properties beginning January 1, 2007, assuming that none of the tenants exercise renewal or termination options:

					Average
					Annual
			Percentage Of		Rent Per Net
		Net Rentable	Total Leased	Annualized	Rentable	Percentage Of
		Area Subject	Square Feet	Base Rental	Square Foot	Annual Base
	Number Of	To Expiring	Represented By	Revenue Under	Represented	Rent Under
Year Of	Leases	Leases	Expiring	Expiring	By Expiring	Expiring
Expiration	Expiring (a)	(Sq. Ft.)	Leases (%)	Leases ($) (b)	Leases ($)	Leases (%)

2007	4	14,000	3.7	230,957	16.50	5.7

2008	3	91,369	24.0	476,391	5.21	11.8

2009	5	48,983	12.9	789,388	16.12	19.7

2010	1	28,000	7.4	308,000	11.00	7.7

2011	1	7,600	2.0	95,000	12.50	2.4

2013	7	55,236	14.5	698,475	12.65	17.4

2016	2	135,082	35.5	1,418,361	10.50	35.3
Totals/Weighted
Average	23	380,270	100.0	4,016,572	10.56	100.0

(a)	Includes industrial/warehouse tenants only. Excludes leases for amenity, retail, parking and month-to-month industrial/warehouse tenants. Some tenants have multiple leases.
(b)
Annualized base rental revenue is based on actual December 2006 billings times 12. For leases whose rent commences after January 1, 2007, annualized base rental revenue is based on the first full month’s billing times 12. As annualized base rental revenue is not derived from historical GAAP results, the historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: STAND-ALONE RETAIL PROPERTIES

The following table sets forth a schedule of lease expirations for the stand-alone retail properties beginning January 1, 2007, assuming that none of the tenants exercise renewal or termination options:

					Average
					Annual
			Percentage Of		Rent Per Net
		Net Rentable	Total Leased	Annualized	Rentable	Percentage Of
		Area Subject	Square Feet	Base Rental	Square Foot	Annual Base
	Number Of	To Expiring	Represented By	Revenue Under	Represented	Rent Under
Year Of	Leases	Leases	Expiring	Expiring	By Expiring	Expiring
Expiration	Expiring (a)	(Sq. Ft.)	Leases (%)	Leases ($) (b)	Leases ($)	Leases (%)

2009	1	9,300	53.8	195,000	20.97	46.4

2018 and thereafter	1	8,000	46.2	225,000	28.13	53.6
Totals/Weighted
Average	2	17,300	100.0	420,000	24.28	100.0

(a)	Includes stand-alone retail property tenants only.
(b)
Annualized base rental revenue is based on actual December 2006 billings times 12. For leases whose rent commences after January 1, 2007 annualized base rental revenue is based on the first full month’s billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

INDUSTRY DIVERSIFICATION

The following table lists the Operating Partnership’s 30 largest industry classifications based on annualized contractual base rent of the Consolidated Properties:

		Percentage of		Percentage of
	Annualized	Operating		Total Operating
	Base Rental	Partnership	Square	Partnership
	Revenue	Annualized Base	Feet	Leased
Industry Classification (a)	($) (b) (c) (d)	Rental Revenue (%)	Leased (d)	Sq. Ft. (%)
Securities, Commodity Contracts
& Other Financial	101,287,164	17.7	3,801,890	14.6
Manufacturing	48,710,080	8.5	2,324,704	9.0
Insurance Carriers & Related Activities	46,461,377	8.1	2,070,823	7.9
Computer System Design Services	31,816,449	5.6	1,504,890	5.8
Credit Intermediation & Related Activities	28,501,580	5.0	1,148,669	4.4
Telecommunications	25,970,292	4.5	1,261,689	4.8
Legal Services	24,471,697	4.3	980,359	3.7
Health Care & Social Assistance	24,343,912	4.3	1,212,140	4.6
Wholesale Trade	21,918,707	3.8	1,419,040	5.4
Scientific Research/Development	21,336,995	3.7	957,503	3.7
Other Professional	18,050,828	3.2	799,887	3.1
Accounting/Tax Prep.	17,217,047	3.0	727,887	2.8
Retail Trade	16,272,370	2.8	980,650	3.7
Public Administration	15,819,365	2.8	610,340	2.3
Advertising/Related Services	15,240,009	2.7	634,569	2.4
Other Services (except Public Administration)	12,383,016	2.2	685,321	2.6
Information Services	10,476,463	1.8	453,549	1.7
Real Estate & Rental & Leasing	9,745,287	1.7	451,915	1.7
Arts, Entertainment & Recreation	9,199,907	1.6	563,141	2.2
Broadcasting	7,428,246	1.3	474,532	1.8
Architectural/Engineering	7,392,806	1.3	336,549	1.3
Construction	7,187,628	1.3	359,355	1.4
Utilities	6,316,637	1.1	312,222	1.2
Data Processing Services	5,725,405	1.0	245,949	0.9
Transportation	5,431,003	0.9	297,239	1.1
Educational Services	5,388,364	0.9	272,450	1.0
Publishing Industries	4,392,580	0.8	221,179	0.8
Admin & Support, Waste Mgt.
& Remediation Services	4,023,252	0.7	258,929	1.0
Specialized Design Services	3,824,875	0.7	177,950	0.7
Management of Companies & Finance	3,611,995	0.6	146,335	0.6
Other	12,110,599	2.1	479,566	1.8

Totals	572,055,935	100.0	26,171,221	100.0

(a)
The Operating Partnership’s tenants are classified according to the U.S. Government’s North American Industrial Classification System (NAICS) which has replaced the Standard Industrial Code (SIC) system.

(b)
Annualized base rental revenue is based on actual December 2006 billings times 12. For leases whose rent commences after January 1, 2007, annualized base rental revenue is based on the first full month’s billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(c)	Includes office, office/flex, industrial/warehouse and stand-alone retail tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.
(d)
Includes leases in effect as of the period end date, some of which have commencement dates in the future (including, at December 31, 2006, a lease with a commencement date substantially in the future consisting of 8,590 square feet scheduled to commence in 2009), and leases expiring December 31, 2006 aggregating 103,477 square feet and representing annualized rent of $1,909,260 for which no new leases were signed.

MARKET DIVERSIFICATION

The following table lists the Operating Partnership’s markets (MSAs), based on annualized contractual base rent of the Consolidated Properties:

		Percentage Of
		Operating Partnership
	Annualized Base	Annualized	Total Property
	Rental Revenue	Base Rental	Size Rentable	Percentage Of
Market (MSA)	($) (a) (b) (c)	Revenue (%)	Area (b) (c)	Rentable Area (%)
Newark, NJ
(Essex-Morris-Union Counties)	111,232,535	19.5	5,847,318	20.3
Jersey City, NJ	111,092,277	19.5	4,317,978	15.0
New York, NY
(Westchester-Rockland Counties)	92,351,278	16.1	4,968,420	17.2
Bergen-Passaic, NJ	91,713,438	16.0	4,602,401	15.9
Philadelphia, PA-NJ	54,788,117	9.6	3,529,994	12.2
Washington, DC-MD-VA-WV	30,725,147	5.4	1,292,807	4.5
Monmouth-Ocean, NJ	25,299,731	4.4	1,620,863	5.6
Middlesex-Somerset-Hunterdon, NJ	20,111,613	3.5	986,760	3.4
Trenton, NJ	16,985,745	3.0	767,365	2.7
Stamford-Norwalk, CT	13,317,359	2.3	706,510	2.4
Bridgeport, CT	2,558,828	0.4	145,487	0.5
Atlantic-Cape May, NJ	1,879,867	0.3	80,344	0.3

Totals	572,055,935	100.0	28,866,247	100.0

(a)
Annualized base rental revenue is based on actual December 2006 billings times 12. For leases whose rent commences after January 1, 2007, annualized base rental revenue is based on the first full month’s billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(b)
Includes leases in effect as of the period end date, some of which have commencement dates in the future (including, at December 31, 2006, a lease with a commencement date substantially in the future consisting of 8,590 square feet scheduled to commence in 2009), and leases expiring December 31, 2006 aggregating 103,477 and representing annualized rent of $1,909,260 for which no new leases were signed.

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

All of the above appeals were consolidated by the Appellate Division. On August 17, 2006, the Appellate Division issued an opinion affirming NJSEA’s selection of the Meadowlands Venture and rejecting the appellants’ arguments in all respects. On August 28, 2006, Hartz made a motion before the Appellate Division for reconsideration of this decision and for supplementation of the record. That motion was denied, and neither Hartz nor Braha has sought review in the New Jersey Supreme Court. These consolidated appeals are now resolved.

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

MARKET INFORMATION
The shares of the Corporation’s Common Stock are traded on the New York Stock Exchange (“NYSE”) under the symbol “CLI.”

On June 16, 2006, the Corporation filed with the NYSE its annual CEO Certification and Annual Written Affirmation pursuant to Section 303A.12 of the NYSE Listed Company Manual, each certifying that the Corporation was in compliance with all of the listing standards of the NYSE.

HOLDERS

On February 16, 2007, the Operating Partnership had 139 owners of limited partnership units and one owner of General Partnership units.

RECENT SALES OF UNREGISTERED SECURITIES; USES OF PROCEEDS FROM REGISTERED SECURITIES

During the three months ended December 31, 2006, the Corporation issued 253,542 shares of common stock to holders of common units in the Operating Partnership upon the redemption of such common units in private offerings pursuant to Section 4(2) of the Securities Act. The holders of the common units were limited partners of the Operating Partnership and accredited investors under Rule 501 of the Securities Act. The common units were converted into an equal number of shares of common stock. The Corporation has registered the resale of such shares under the Securities Act.

DIVIDENDS AND DISTRIBUTIONS

During the year ended December 31, 2006, the Corporation and the Operating Partnership declared four quarterly common stock dividends and common unit distributions in the amounts of $0.63, $0.63, $0.64 and $0.64 per share and per unit from the first to the fourth quarter, respectively. Additionally, in 2006, the Operating Partnership declared quarterly preferred unit distributions of $50.00 per preferred unit from the first to the fourth quarter.

During the year ended December 31, 2005, the Corporation and Operating Partnership declared four quarterly common stock dividends and common unit distributions of $0.63 per share and per unit from the first to the fourth quarter. Additionally, in 2005, the Operating Partnership declared quarterly Series C preferred unit distributions of $50.00 per preferred unit from the first to the fourth quarter. The Operating Partnership also declared one quarterly Series B preferred unit distribution of $18.1818 per preferred unit for the first quarter.

The declaration and payment of dividends and distributions will continue to be determined by the Corporation’s Board of Directors in light of conditions then existing, including the Operating Partnership’s earnings, financial condition, capital requirements, applicable REIT and legal restrictions and other factors.

PERFORMANCE GRAPH

The following graph compares total stockholder returns from the last five fiscal years to the Standard & Poor’s 500 Index (“S&P 500”) and to the National Association of Real Estate Investment Trusts, Inc.’s Equity REIT Total Return Index (“NAREIT”). The graph assumes that the value of the investment in the Corporation’s Common Stock and in the S&P 500 and NAREIT indices was $100 at December 31, 2001 and that all dividends were reinvested. The price of the Corporation’s Common Stock on December 31, 2001 (on which the graph is based) was $31.02. The stockholder return shown on the following graph is not necessarily indicative of future performance.

Comparison of Five-Year Cumulative Total Return

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Information regarding securities authorized for issuance under our equity compensation plans of the Corporation is disclosed in Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data on a consolidated basis for the Operating Partnership. The consolidated selected operating, balance sheet and other data of the Operating Partnership as of December 31, 2006, 2005, 2004, 2003 and 2002, and for the years then ended have been derived from the Operating Partnership’s financial statements for the respective periods.

Operating Data (a)	Year Ended December 31,
In thousands, except per unit data	2006	2005	2004	2003	2002
Total revenues	$740,309	$600,131	$537,239	$516,536	$474,765
Property expenses (b)	$238,112	$210,473	$170,814	$158,755	$138,332
Direct construction costs	$53,602	--	--	--	--
General and administrative	$49,077	$32,441	$31,324	$30,843	$26,344
Interest expense	$136,357	$119,337	$109,649	$115,430	$105,385
Income from continuing operations	$106,893	$95,352	$106,556	$143,880	$130,128
Net income available to common unitholders	$177,692	$112,210	$113,354	$160,486	$158,991
Income from continuing operations
per unit - basic	$1.35	$1.21	$1.30	$1.93	$1.80
Income from continuing operations
per unit - diluted	$1.35	$1.20	$1.29	$1.92	$1.79
Net income per unit - basic	$2.29	$1.52	$1.66	$2.45	$2.44
Net income per unit - diluted	$2.28	$1.51	$1.65	$2.43	$2.43
Distributions declared per common unit	$2.54	$2.52	$2.52	$2.52	$2.50
Basic weighted average units outstanding	77,523	73,729	68,110	65,526	65,109
Diluted weighted average units outstanding	77,901	74,189	68,743	65,980	65,475

Balance Sheet Data	December 31,
In thousands	2006	2005	2004	2003	2002
Rental property, before accumulated
depreciation and amortization	$4,573,587	$4,491,752	$4,160,959	$3,954,632	$3,857,657
Rental property held for sale, net	--	--	$19,132	--	--
Total assets	$4,422,889	$4,247,502	$3,850,165	$3,749,570	$3,796,429
Total debt (c)	$2,159,959	$2,126,181	$1,702,300	$1,628,584	$1,752,372
Total liabilities	$2,412,762	$2,335,396	$1,877,096	$1,779,983	$1,912,199
Partners’ capital	$2,008,010	$1,912,106	$1,961,966	$1,969,587	$1,884,230
________________________

(a)	Certain reclassifications have been made to prior period amounts in order to conform with current period presentation.
(b)	Property expenses is calculated by taking the sum of real estate taxes, utilities and operating services for each of the periods presented.
(c)	Total debt is calculated by taking the sum of senior unsecured notes, revolving credit facilities, and mortgages, loans payable and other obligations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of Mack-Cali Realty, L.P. and the notes thereto (collectively, the “Financial Statements”). Certain defined terms used herein have the meaning ascribed to them in the Financial Statements.

Executive Overview

Mack-Cali Realty Corporation (the “General Partner”) is one of the largest real estate investment trusts (REITs) in the United States, with a total market capitalization of approximately $6.2 billion at December 31, 2006. Mack-Cali Realty, L.P. (the “Operating Partnership”) has been involved in all aspects of commercial real estate development, management and ownership for over 50 years and the Corporation has been a publicly-traded REIT since 1994. The Operating Partnership owns or has interests in 300 properties (collectively, the “Properties”), primarily class A office and office/flex buildings, totaling approximately 34.3 million square feet, leased to over 2,200 tenants. The Properties are located primarily in suburban markets of the Northeast, some with adjacent, Operating Partnership-controlled developable land sites able to accommodate up to 11.5 million square feet of additional commercial space.

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

The Operating Partnership’s core markets continue to be weak. The percentage leased in the Operating Partnership’s consolidated portfolio of stabilized operating properties increased to 92.0 percent at December 31, 2006 as compared to 91.0 percent at December 31, 2005 and 91.2 percent at December 31, 2004. Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future (including, at December 31, 2006, a lease with a commencement date substantially in the future consisting of 8,590 square feet scheduled to commence in 2009), and leases that expire at the period end date. Excluded from percentage leased at December 31, 2004 was a non-strategic, non-core 318,224 square foot property acquired through a deed in lieu of foreclosure, which was 12.7 percent leased at December 31, 2004 and subsequently sold on February 4, 2005. Leases that expired as of December 31, 2006, 2005 and 2004 aggregate 103,477, 311,623 and 439,697 square feet, respectively, or 0.4, 1.1 and 1.5 percentage of the net rentable square footage, respectively. Market rental rates have declined in most markets from peak levels in late 2000 and early 2001. Rental rates on the Operating Partnership’s space that was re-leased (based on first rents payable) during the year ended December 31, 2006 decreased an average of 0.2 percent compared to rates that were in effect under expiring leases, as compared to a 8.2 percent decrease in 2005 and a 8.7 percent decrease in 2004. The Operating Partnership believes that vacancy rates may continue to increase in most of its markets in 2007. As a result, the Operating Partnership’s future earnings and cash flow may continue to be negatively impacted by current market conditions.

The remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand:

•	property transactions during the period;
•	critical accounting policies and estimates;
•	results of operations for the year ended December 31, 2006, as compared to the year ended December 31, 2005;
•	results of operations for the year ended December 31, 2005, as compared to the year ended December 31, 2004; and
•	liquidity and capital resources.

Summary of Transactions

Gale/Green Transactions
On May 9, 2006, the Operating Partnership completed the acquisitions of: (i) The Gale Company and certain of its related businesses, which engage in construction, property management, facilities management, and leasing services (collectively, the “Gale Company”); (ii) three office properties; and (iii) indirect interests in a portfolio of office properties, located primarily in New Jersey, which were owned indirectly by The Gale Company and its affiliates (“Gale”) and affiliates of SL Green Realty Corp. (“SL Green”). The agreements (“Gale/Green Agreements”) to complete the aforementioned acquisitions (collectively, the “Gale/Green Transactions”) required that the Operating Partnership complete all of the acquisitions. Simultaneous with the completion of the Gale/Green Transactions, The Gale Company’s President, Mark Yeager, was named an executive vice president of the Company

Under the Gale/Green Agreements, the Operating Partnership acquired 100 percent of the ownership interests in three office properties located in New Jersey, aggregating 518,257 square feet (the “Wholly-Owned Properties”).

Also, as part of the Gale/Green Agreements, the Operating Partnership entered into a joint venture with an entity controlled by SL Green (in which Stanley C. Gale has an interest), known as Mack-Green-Gale LLC (“Mack-Green”), to hold an approximate 96 percent interest and act as general partner of Gale SLG NJ Operating Partnership, L.P. (the “OP LP”). The OP LP owns 100 percent of entities which own 25 office properties (collectively, the“OP LP Properties”) which aggregate 3.5 million square feet (consisting of 17 office properties aggregating 2.3 million square feet located in New Jersey and eight properties aggregating 1.2 million square feet located in Troy, Michigan), as well as a minor, non-controlling interest in four office properties aggregating 419,000 square feet located in Naperville, Illinois. For a discussion of the ownership interests in Mack-Green, see Note 4: Investments in Unconsolidated Joint Ventures - Mack-Green-Gale LLC - to our financial statements included within this annual report on Form 10-K.

Mr. Gale has agreed to pay Mark Yeager, an executive officer of the Corporation, 49 percent of any payments he receives on account of Mr. Gale’s interest with SL Green in Mack-Green.

The Gale Company, the Wholly-Owned Properties, and the interest in Mack-Green were acquired by the Operating Partnership for a total initial acquisition cost of approximately $245 million consisting of: (i) the issuance by the Operating Partnership of 224,719 common units of the Operating Partnership; (ii) the payment of a total of approximately $194 million in cash, which was primarily funded through borrowing under the Operating Partnership’s revolving credit facility; and (iii) the assumption of $39.9 million in existing mortgage indebtedness on two of the Wholly-Owned Properties. Mr. Gale has agreed to transfer to Mark Yeager 33,700 of his common units of the Operating Partnership on April 30, 2009, provided that Mr. Yeager’s employment with the Corporation has not been terminated involuntarily without cause (“Employment Continuation”) prior to such date. Additionally, the agreement to acquire the Gale Company (“Gale Agreement”) contains earn-out provisions providing for the payment of contingent purchase consideration of up to $18 million in cash based upon the achievement of Gross Income and NOI (as such terms are defined in the Gale Agreement) targets and other events for The Gale Company for the three years following the closing date.

Mr. Gale has agreed to pay to Mr. Yeager 49 percent of all amounts he receives pursuant to the Gale Agreement earn-out provisions, subject to certain conditions including Mr. Yeager’s Employment Continuation.

The Operating Partnership has not yet obtained all the information necessary to finalize its estimates to complete the purchase price allocations related to the Gale/Green Transactions. The purchase price allocations will be finalized once the information identified by the Operating Partnership has been received, which should not be longer than one year from the date of acquisition.

In addition, the Gale Agreement provides for the Operating Partnership to acquire certain other ownership interests in up to 11 real estate projects (the “Non-Portfolio Properties”), subject to obtaining certain third party consents and the satisfaction of various project-related and/or other conditions. Each of the Operating Partnership’s acquired interests in the Non-Portfolio Properties will provide for the initial distributions of net cash flow solely to the Operating Partnership, and thereafter an affiliate of Mr. Gale (“Gale Affiliate”) has participation rights (“Gale Participation Rights”) in 50 percent of the excess net cash flow remaining after the distribution to the Operating Partnership of the aggregate amount equal to the sum of: (a) the Operating Partnership’s capital contributions, plus (b) an internal rate of return (“IRR”) of 10 percent per annum, accruing on the date or dates of the Operating Partnership’s investments.

Mr. Gale has agreed to pay to Mr. Yeager 49 percent of any payments he receives with respect to the Gale Participation Rights, subject to adjustments for payments Mr. Yeager receives from his direct interests in such rights and subject to, in certain cases, Mr. Yeager’s Employment Continuation. Mr. Gale has also agreed to pay to Mr. Yeager 49 percent of the distributions he receives with respect to Mr. Gale’s interest in certain land located in Florham Park, New Jersey, which is one of the Non-Portfolio Properties not yet acquired by the Operating Partnership. Such distribution may include the amounts Mr. Gale receives from the conveyance of his interest in the Florham Park land to the Operating Partnership.

With respect to the arrangements between Mr. Gale and Mr. Yeager regarding the Gale Agreement earn-out provisions and the Florham Park land, they have agreed to consider offering payments to certain persons that have been employed by certain subsidiaries of The Gale Company, which may include current employees of the Corporation.

Through December 31, 2006, the Operating Partnership has completed acquisitions of eight of the interests in the Non-Portfolio Properties, which included the acquisitions of interests in: a 527,015 square foot, mixed-use office/retail complex; a 416,429 square-foot multi-tenanted office property; a 139,750 square-foot fully-leased office property; an office property in development; two vacant land parcels (one of which Mr. Yeager has a 16.49 percent interest in the Participation Rights) and two pre-developed projects. The aggregate cost of the completed acquisitions was approximately $25.6 million.

Pursuant to Mr. Gale’s agreements with Mr. Yeager, as described herein, Mr. Yeager received approximately $5.6 million during the year ended December 31, 2006.

In connection with the Operating Partnership’s acquisition of the Gale Company, Mr. Gale and certain other affiliates of Gale are restricted from competing with the Operating Partnership or hiring the Corporation’s employees for a period of four years expiring on May 9, 2010.

Property Acquisitions
The Operating Partnership acquired the following office properties during the year ended December 31, 2006: (dollars in thousands)

Acquisition			# of	Rentable	Acquisition
Date	Property/Address	Location	Bldgs.	Square Feet	Cost
02/28/06	Capital Office Park (a)	Greenbelt, Maryland	7	842,258	$166,011
05/09/06	35 Waterview Boulevard (b) (c)	Parsippany, New Jersey	1	172,498	33,586
05/09/06	105 Challenger Road (b) (d)	Ridgefield Park, New Jersey	1	150,050	34,960
05/09/06	343 Thornall Street (b) (e)	Edison, New Jersey	1	195,709	46,193
07/31/06	395 W. Passaic Street (f)	Rochelle Park, New Jersey	1	100,589	22,219

Total Property Acquisitions:			11	1,461,104	$302,969

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

Sales
The Operating Partnership sold the following office properties during the year ended December 31, 2006: (dollars in thousands)

				Rentable	Net	Net	Realized
Sale			# of	Square	Sales	Book	Gain/
Date	Property/Address	Location	Bldgs.	Feet	Proceeds	Value	(Loss)
06/28/06	Westage Business Center	Fishkill, New York	1	118,727	$ 14,765	$ 10,872	$ 3,893
06/30/06	1510 Lancer Drive	Moorestown, New Jersey	1	88,000	4,146	3,134	1,012
11/10/06	Colorado portfolio	Various cities, Colorado	19	1,431,610	193,404	165,072	28,332
12/21/06	California portfolio	San Francisco, California	2	450,891	124,182	97,814	26,368

Total Office Property Sales:			23	2,089,228	$336,497	$276,892	$59,605

On November 6, 2006, the Operating Partnership sold its 50-percent interest in G&G Martco, a joint venture which owned a 305,618 square foot office building located in San Francisco, California for approximately $16.3 million, realizing a gain on the sale of approximately $10.8 million.

On November 7, 2006, the Operating Partnership sold 10.1 acres of developable land adjacent to its Horizon Center properties in Hamilton Township, New Jersey, for net sales proceeds of approximately $1.5 million, realizing a gain of approximately $1.1 million from the sale.

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

Rental Property:
Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Interest capitalized by the Operating Partnership for the years ended December 31, 2006, 2005 and 2004 was $6.1 million, $5.5 million and $3.9 million, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

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

Results From Operations

The following comparisons for the year ended December 31, 2006 (“2006”), as compared to the year ended December 31, 2005 (“2005”), and for 2005, as compared to the year ended December 31, 2004 (“2004”), make reference to the following: (i) the effect of the “Same-Store Properties,” which represents all in-service properties owned by the Operating Partnership at December 31, 2004, (for the 2006 versus 2005 comparison) and which represents all in-service properties owned by the Operating Partnership at December 31, 2003, (for the 2005 versus 2004 comparison), excluding properties sold or held for sale through December 31, 2006, and (ii) the effect of the “Acquired Properties,” which represents all properties acquired by the Operating Partnership or commencing initial operations from January 1, 2005 through December 31, 2006 (for the 2006 versus 2005 comparison) and which represent all properties acquired by the Operating Partnership or commencing initial operation from January 1, 2004 through December 31, 2005 (for the 2005 versus 2004 comparison).

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

	Year Ended
	December 31,		Dollar	Percent
(dollars in thousands)	2006	2005	Change	Change
Revenue from rental operations:
Base rents	$544,870	$508,227	$36,643	7.2%
Escalations and recoveries from tenants	91,044	77,900	13,144	16.9
Other income	17,125	11,087	6,038	54.5
Total revenues from rental operations	653,039	597,214	55,825	9.4

Property expenses:
Real estate taxes	86,612	77,252	9,360	12.1
Utilities	60,487	52,401	8,086	15.4
Operating services	91,013	80,820	10,193	12.6
Total property expenses	238,112	210,473	27,639	13.1

Non-property revenues:
Construction services	56,225	--	56,225	--
Real estate services	31,045	2,917	28,128	964.3
Total non-property revenues	87,270	2,917	84,353	2,891.8

Non-property expenses:
Direct constructions costs	53,602	--	53,602	--
Real estate services and salaries, wages
and other costs	18,600	--	18,600	--
General and administrative	49,077	32,441	16,636	51.3
Depreciation and amortization	160,859	143,593	17,266	12.0
Total non-property expenses	282,138	176,034	106,104	60.3
Operating Income	220,059	213,624	6,435	3.0
Other (expense) income:
Interest expense	(136,357)	(119,337)	(17,020)	(14.3)
Interest and other investment income	3,054	856	2,198	256.8
Equity in earnings (loss) of unconsolidated
joint ventures	(5,556)	248	(5,804)	(2,340.3)
Minority interest in consolidated joint ventures	218	(74)	292	394.6
Gain on sale of investment in marketable securities	15,060	--	15,060	--
Gain on sale of investment in joint ventures	10,831	35	10,796	30,845.7
Gain/(loss) on sale of land and other assets	(416)	--	(416)	--
Total other (expense) income	(113,166)	(118,272)	5,106	4.3
Income from continuing operations	106,893	95,352	11,541	12.1
Discontinued operations:
Income (loss) from discontinued operations	13,194	17,245	(4,051)	(23.5)
Realized gains (losses) and unrealized losses
on disposition of rental property, net	59,605	5,522	54,083	979.4
Total discontinued operations, net	72,799	22,767	50,032	219.8
Net income	179,692	118,119	61,573	52.1
Preferred unit distributions	(2,000)	(5,909)	3,909	66.2

Net income available to common unitholders	$177,692	$112,210	$65,482	58.4%

The following is a summary of the changes in revenue from rental operations and property expenses in 2006 as compared to 2005 divided into Same-Store Properties and Acquired Properties (dollars in thousands):

	Total Operating Partnership		Same-Store Properties			Acquired Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Change	Change	Change	Change	Change	Change
Revenue from rental operations:
Base rents	$36,643	7.2%	$7,277	1.4%	$29,366	5.8%
Escalations and recoveries
from tenants	13,144	16.9	6,596	8.5	6,548	8.4
Other income	6,038	54.5	5,177	46.7	861	7.8
Total	$55,825	9.4%	$19,050	3.2%	$36,775	6.2%

Property expenses:
Real estate taxes	$9,360	12.1%	$5,229	6.8%	$4,131	5.3%
Utilities	8,086	15.4	3,821	7.3	4,265	8.1
Operating services	10,193	12.6	1,875	2.3	8,318	10.3
Total	$27,639	13.1%	$10,925	5.2%	$16,714	7.9%

OTHER DATA:
Number of Consolidated Properties	255		238		17
Square feet (in thousands)	28,866		25,573		3,293

Base rents for the Same-Store Properties increased $7.3 million, or 1.4 percent, for 2006 as compared to 2005, due primarily to an increase in the percentage of space leased at the properties in 2006 from 2005. Escalations and recoveries from tenants for the Same-Store Properties increased $6.6 million, or 8.5 percent, for 2006 over 2005, due primarily to an increased amount of total property expenses in 2006. Other income for the Same-Store Properties increased $5.2 million, or 46.7 percent, due primarily to an increase in lease breakage fees of $3.1 million in 2006 and $1.4 million recognized in 2006 for additional purchase consideration earned from a past sale of a joint venture.

Real estate taxes on the Same-Store Properties increased $5.2 million, or 6.8 percent, for 2006 as compared to 2005, due primarily to property tax rate increases in certain municipalities in 2006. Utilities for the Same-Store Properties increased $3.8 million, or 7.3 percent, for 2006 as compared to 2005, due primarily to increased electric rates in 2006 as compared to 2005. Operating services for the Same-Store Properties increased $1.9 million, or 2.3 percent, due primarily to increased maintenance and related labor costs of $5.1 million for 2006 as compared to 2005, partially offset by a decrease in snow removal costs in 2006 of $3.1 million.

Construction services amounted to $56.2 million in 2006, due to the effect of the Gale/Green Transactions. Real estate services increased by $28.1 million, or 964.3 percent, for 2006 as compared to 2005, also due primarily to the effect of the Gale/Green Transactions.

Direct construction costs totaled $53.6 million in 2006, due primarily to the effect of the Gale/Green Transactions. Real estate services salaries, wages and other costs equaled $18.6 million in 2006, also due primarily to the effect of the Gale/Green Transactions. General and administrative increased by $16.6 million, or 51.3 percent, for 2006 as compared to 2005 due primarily to the effect of the Gale/Green Transactions.

Depreciation and amortization increased by $17.3 million, or 12.0 percent, for 2006 over 2005. Of this increase, $2.9 million, or 2.0 percent, was attributable to the Same-Store Properties and $14.4 million, or 10.0 percent, was due to the Acquired Properties.

Interest expense increased $17.0 million, or 14.3 percent, for 2006 as compared to 2005. This increase was primarily as a result of higher average debt balances in 2006 as compared to 2005.

Interest and other investment income increased $2.2 million, or 256.8 percent, for 2006 as compared to 2005. This increase was due primarily to the receipt of approximately $0.9 million in dividends on the Operating Partnership’s investment in marketable securities, as well as higher cash balances invested in 2006 due primarily to property sales proceeds as compared to 2005.

Equity in earnings of unconsolidated joint ventures decreased $5.8 million, or 2,340.3 percent, for 2006 as compared to 2005. The decrease was due primarily to a loss of $4.9 million in 2006 in the Mack-Green joint venture and a loss of $1.9 million in 2006 in the Meadowlands Xanadu joint venture, partially offset by an increase of $1.1 million in the Harborside South Pier joint venture.

The Operating Partnership recognized a gain on sale of investment in marketable securities of $15.1 million in 2006.

Gain on sale of investment in unconsolidated joint ventures amounted to $10.8 million in 2006 from the sale of the Operating Partnership’s interest in the G&G Martco joint venture. Gain on sale of investment in unconsolidated joint ventures amounted to $35,000 in 2005 from the sale of the Operating Partnership’s interest in the Ashford Loop joint venture.

Gain (loss) on sale of land and other assets amounted to a loss of $0.4 million in 2006 due to a loss on the sale of Gale Global Facilities and related companies in 2006 of $1.5 million, partially offset by a gain of $1.1 million from the sale of a parcel of land in Hamilton, New Jersey.

Income from continuing operations increased to $106.9 million in 2006 from $95.4 million in 2005. The increase of approximately $11.5 million was due to the factors discussed above.

Net income available to common unitholders increased by $65.5 million, or 58.4 percent, from $112.2 million in 2005 to $177.7 million in 2006. This increase was primarily the result of realized gains on disposition of rental property of $59.6 million in 2006, an increase in income from continuing operations of $11.5 million and a decrease in preferred unit distributions of $3.9 million. These were partially offset by realized gains on disposition of rental property of $5.5 million in 2005, and a decrease in income from discontinued operations of approximately $4.0 million in 2006 as compared to 2005.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

	Year Ended
	December 31,		Dollar	Percent
(dollars in thousands)	2005	2004	Change	Change
Revenue from rental operations:
Base rents	$508,227	$464,303	$43,924	9.5%
Escalations and recoveries from tenants	77,900	60,492	17,408	28.8
Other income	11,087	7,950	3,137	39.5
Total revenues from rental operations	597,214	532,745	64,469	12.1

Property expenses:
Real estate taxes	77,252	64,036	13,216	20.6
Utilities	52,401	38,456	13,945	36.3
Operating services	80,820	68,322	12,498	18.3
Total property expenses	210,473	170,814	39,659	23.2

Non-property revenues:
Construction services	--	--	--	--
Real estate services	2,917	4,494	(1,577)	(35.1)
Total non-property revenues	2,917	4,494	(1,577)	(35.1)

Non-property expenses:
Direct constructions costs	--	--	--	--
Real estate services and salaries, wages
and other costs	--	--	--	--
General and administrative	32,441	31,324	1,117	3.6
Depreciation and amortization	143,593	117,097	26,496	22.6
Total non-property expenses	176,034	148,421	27,613	18.6
Operating Income	213,624	218,004	(4,380)	(2.0)
Other (expense) income:
Interest expense	(119,337)	(109,649)	(9,688)	8.8
Interest and other investment income	856	1,367	(511)	(37.4)
Equity in earnings (loss) of unconsolidated
joint ventures	248	(3,886)	4,134	106.4
Minority interest in consolidated joint ventures	(74)	--	(74)	--
Gain on sale of investment in marketable
securities	--	--	--	--
Gain on sale of investment in joint ventures	35	720	(685)	(95.1)
Total other (expense) income	(118,272)	(111,448)	(6,824)	(6.1)
Income from continuing operations	95,352	106,556	(11,204)	(10.5)
Discontinued operations:
Income (loss) from discontinued operations	17,245	25,160	(7,915)	(31.5)
Realized gains (losses) and unrealized losses
on disposition of rental property, net	5,522	(726)	6,248	860.6
Total discontinued operations, net	22,767	24,434	(1,667)	(6.8)
Net income	118,119	130,990	(12,871)	(9.8)
Preferred unit distributions	(5,909)	(17,636)	11,727	66.5

Net income available to common unitholders	$112,210	$113,354	$(1,144)	(1.0)%

The following is a summary of the changes in revenue from rental operations and property expenses in 2005 as compared to 2004 divided into Same-Store Properties and Acquired Properties (dollars in thousands):

	Total Operating Partnership			Same-Store Properties		Acquired Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Change	Change	Change	Change	Change	Change
Revenue from rental operations:
Base rents	$43,924	9.5%	$(191)	--	$44,115	9.5%
Escalations and recoveries
from tenants	17,408	28.8	6,816	11.3%	10,592	17.5
Other income	3,137	39.5	1,294	16.3	1,843	23.2
Total	$64,469	12.1%	$7,919	1.5%	$56,550	10.6%

Property expenses:
Real estate taxes	$13,216	20.6%	$4,074	6.4%	$9,142	14.2%
Utilities	13,945	36.3	8,755	22.8	5,190	13.5
Operating services	12,498	18.3	2,485	3.6	10,013	14.7
Total	$39,659	23.2%	$15,314	9.0%	$24,345	14.2%

OTHER DATA:
Number of Consolidated Properties	244		224		20
Square feet (in thousands)	27,405		23,163		4,242

Base rents for the Same-Store Properties decreased $0.2 million, for 2005 as compared to 2004, due primarily to decreased rental rates for new leases in 2005 as compared to 2004. Escalations and recoveries from tenants for the Same-Store Properties increased $6.8 million, or 11.3 percent, for 2005 over 2004, due primarily to an increased amount of total property expenses in 2005. Other income for the Same-Store Properties increased $1.3 million, or 16.3 percent, due primarily to an increase in lease termination fees in 2005 as compared to 2004.

Real estate taxes on the Same-Store Properties increased $4.1 million, or 6.4 percent, for 2005 as compared to 2004, due primarily to property tax rate increases in certain municipalities in 2005, partially offset by lower assessments on certain properties in 2005. Utilities for the Same-Store Properties increased $8.8 million, or 22.8 percent, for 2005 as compared to 2004, due primarily to increased electric rates and increased usage in 2005. Operating services for the Same-Store Properties increased $2.5 million, or 3.6 percent, due primarily to increases in 2005 as compared to 2004 in snow removal costs of $2.0 million, and property management compensation and related expenses of $0.8 million.

General and administrative increased by $1.1 million, or 3.6 percent, for 2005 as compared to 2004. This was due primarily to increases in 2005 as compared to 2004 in compensation costs and related expenses of $0.9 million and state income tax expense of $0.5 million, as well as compensation costs and related expenses in 2005 of $0.6 million in connection with the resignation of a non-executive officer, and a write-down in 2005 of a technology investment of $0.5 million. These increases were partially offset by compensation costs and related expenses incurred in 2004 in connection with the resignation of the Corporation’s former president of $1.3 million.

Depreciation and amortization increased by $26.5 million, or 22.6 percent, for 2005 over 2004. Of this increase, $5.4 million, or 4.6 percent, was attributable to the Same-Store Properties primarily on account of the amortization of additional tenant installation costs in 2005 and $21.1 million, or 18.0 percent, was due to the Acquired Properties.

Interest expense increased $9.7 million, or 8.8 percent, for 2005 as compared to 2004. This increase was primarily as a result of higher average debt balances in 2005, as well as an overall increase in interest rates on the Operating Partnership’s debt.

Interest and other investment income decreased $0.5 million, or 37.4 percent, for 2005 as compared to 2004. This decrease was due primarily to lower interest income from mortgage notes receivable in 2005 and lower average cash balances in 2005.

Equity in earnings of unconsolidated joint ventures increased $4.1 million, or 106.4 percent, for 2005 as compared to 2004. This increase was due primarily to the following: an increase of $5.2 million in 2005 on account of the Ashford Loop joint venture having a loss in 2004, with no activity in 2005 due to the Operating Partnership’s sale of its interest in the venture in early 2005; an increase of $0.8 million from increased earnings in 2005 at the Harborside South Pier Hyatt Hotel Venture; and an increase of $0.6 million in 2005 on account of equity in loss in 2004 at the Ramland Realty joint venture, with no equity in earnings in 2005. These increases were partially offset by a decrease in equity in earnings of $1.9 million at the G&G Martco joint venture on account of equity in loss in 2005; and a decrease of $0.7 million in 2005 on account of equity in earnings in the HPMC joint venture in 2004, with no activity in 2005 due to the joint venture’s sale of the Pacific Plaza I & II complex in 2004.

Gain on sale of investment in unconsolidated joint ventures amounted to $35,000 in 2005 from the sale of the Operating Partnership’s interest in the Ashford Loop joint venture. Gain on sale of investment in unconsolidated joint venture amounted to $0.7 million in 2004 on account of the receipt of additional contingent purchase consideration from the Harborside North Pier sale.

Income from continuing operations decreased to $95.4 million in 2005 from $106.6 million in 2004. The decrease of approximately $11.2 million was due to the factors discussed above.

Net income available to common shareholders decreased by approximately $1.2 million, or 1.0 percent, from $113.4 million in 2004 to $112.2 million in 2005. This decrease was primarily the result of a decrease in 2005 from 2004 in income from continuing operations of $11.2 million, and a decrease in income from discontinued operations of approximately $7.9 million. These were partially offset by a decrease in preferred unit distributions of $11.7 million, realized gains on disposition of rental property of $5.5 million in 2005, and realized gains and unrealized losses on disposition of rental property of $0.7 million in 2004.

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

The Operating Partnership believes that with the general downturn in the Operating Partnership’s markets in recent years, it is reasonably likely that vacancy rates may continue to increase, effective rental rates on new and renewed leases may continue to decrease and tenant installation costs, including concessions, may continue to increase in most or all of its markets in 2007. As a result of the potential negative effects on the Operating Partnership’s revenue from the overall reduced demand for office space, the Operating Partnership’s cash flow could be insufficient to cover increased tenant installation costs over the short-term. If this situation were to occur, the Operating Partnership expects that it would finance any shortfalls through borrowings under its revolving credit facility and other debt and equity financings.

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

Gale Company Earn-Out:
The agreement under which the Operating Partnership acquired the Gale Company on May 9, 2006 (“Gale Agreement”), contains earn-out provisions providing for the payment of contingent purchase consideration of up to $18 million in cash based upon the achievement of Gross Income and NOI (as such terms are defined in the Gale Agreement) targets and other events for the three years following the closing date.

Construction Projects:
The Operating Partnership entered into a 15-year lease with AAA Mid-Atlantic (“AAA”) for a 120,000 square foot office building being constructed by the Operating Partnership in its Horizon Center Business Park located in Hamilton Township, New Jersey. The building is expected to be completed during the early part of 2007 at an estimated cost of approximately $19.2 million (of which the Operating Partnership has incurred $15.7 million through December 31, 2006), which is expected to be funded through borrowings on the Operating Partnership’s unsecured credit facility. Concurrent with the signing of the lease, the Operating Partnership executed a purchase and sale agreement with AAA pursuant to which the Operating Partnership, upon the commencement of the 120,000 square foot lease, will acquire AAA’s three office and office/flex buildings, totaling approximately 84,000, square feet and certain vacant, developable land, all located in Hamilton Township, New Jersey, for a total purchase price of approximately $10 million, subject to certain conditions.

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

The Operating Partnership owns a 15 percent indirect interest in a joint venture which plans to develop a 1.2 million square foot mixed-use project in downtown Boston consisting of office and retail space, condominium apartments, a hotel and garage. The development project, which is subject to government approval, is currently projected to cost approximately $630 million, of which the Operating Partnership is currently projected to invest a total of approximately $20.3 million (of which the Operating Partnership has invested $14.8 million through February 16, 2007).

REIT Restrictions:
To maintain its qualification as a REIT, the Corporation must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. Moreover, the Operating Partnership intends to continue to make regular quarterly distributions to its common unitholders which, based upon current policy, in the aggregate would equal approximately $173.5 million on an annualized basis. However, any such distribution, whether for federal income tax purposes or otherwise, would only be paid out of available cash, including borrowings and other sources, after meeting operating requirements, preferred stock and unit dividends and distributions, and scheduled debt service on the Operating Partnership’s debt.

Property Lock-Ups:
The Operating Partnership may not dispose of or distribute certain of its properties, currently comprising 50 properties with an aggregate net book value of approximately $1.3 billion, which were originally contributed by members of either the Mack Group (which includes William L. Mack, Chairman of the Corporation’s Board of Directors; David S. Mack, a director of the Corporation; Earle I. Mack, a former director of the Corporation; and Mitchell E. Hersh, president, chief executive officer and a director of the Corporation), the Robert Martin Group (which includes Robert F. Weinberg, a director of the Corporation; Martin S. Berger, a former director of the Corporation; and Timothy M. Jones, former president of the Corporation), the Cali Group (which includes John R. Cali, a director of the Corporation, and John J. Cali, a former director of the Corporation) or certain other common unitholders, without the express written consent of a representative of the Mack Group, the Robert Martin Group, the Cali Group or the specific certain other common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate Mack Group, Robert Martin Group, Cali Group members or the specific certain other common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”). The aforementioned restrictions do not apply in the event that the Operating Partnership sells all of its properties or in connection with a sale transaction which the Corporation’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Operating Partnership or Corporation or to cure any material monetary default on any mortgage secured by a property. The Property Lock-Ups expire periodically through 2016. Upon the expiration of the Property Lock-Ups, the Operating Partnership generally is required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate Mack Group, Robert Martin Group, Cali Group members or the specific certain other common unitholders. 88 of our properties, with an aggregate net book value of approximately $809.0 million, have lapsed restrictions and are subject to these conditions.

Unencumbered Properties:
As of December 31, 2006, the Operating Partnership had 236 unencumbered properties, totaling 24.8 million square feet, representing 85.8 percent of the Operating Partnership’s total portfolio on a square footage basis.

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

Cash Flows

Cash and cash equivalents increased by $40.8 million to $101.2 million at December 31, 2006, compared to $60.4 million at December 31, 2005. This increase is comprised of the following net cash flow items:

1)	$235.9 million provided by operating activities.

2)	$74.2 million provided by investing activities, consisting primarily of the following:
(a)	$217.8 million used for additions to rental property; minus
(b)	$163.4 million used for investments in unconsolidated joint ventures; minus
(c)	$11.9 million used for the purchase of marketable securities; plus
(d)	$338.5 million received from proceeds from sale of rental properties; plus
(e)	$78.6 million received from proceeds from the sale of marketable securities; plus
(f)	$16.3 million received from proceeds from the sale of investment in unconsolidated joint ventures; plus
(g)	$40 million received from distributions from investments in unconsolidated joint ventures.

3)	$269.3 million used in financing activities, consisting primarily of the following:
(a)	$983 million from borrowings under the revolving credit facility; minus
(b)	$200 million from proceeds from the sale of senior unsecured notes; minus
(c)	$10.4 million from proceeds received from stock options and warrants exercised; plus
(d)	$1.1 billion used for repayments of borrowings under the Operating Partnership’s unsecured credit facility; plus
(e)	$197 million used for payments of distributions; plus
(f)	$160.6 million used for repayments of mortgages, loans payable and other obligations.

Debt Financing

Summary of Debt:
The following is a breakdown of the Operating Partnership’s debt between fixed and variable-rate financing as of December 31, 2006:

	Balance		Weighted Average	Weighted Average Maturity
	($000’s)	% of Total	Interest Rate (a)	in Years
Fixed Rate Unsecured Debt	$1,670,225	77.33%	6.28%	5.29
Fixed Rate Secured Debt and
Other Obligations	344,734	15.96%	5.43%	5.11
Variable Rate Unsecured Debt	145,000	6.71%	5.76%	2.90

Totals/Weighted Average:	$2,159,959	100.00%	6.11%	5.10

Debt Maturities:
Scheduled principal payments and related weighted average annual interest rates for the Operating Partnership’s debt as of December 31, 2006 are as follows:

	Scheduled	Principal		Weighted Avg.
	Amortization	Maturities	Total	Interest Rate of
Period	($000’s)	($000’s)	($000’s)	Future Repayments (a)
2007	$19,126	$15,152	$34,278	5.67%
2008	17,971	12,563	30,534	5.25%
2009	10,100	445,000	455,100	6.89%
2010	2,795	334,500	337,295	5.26%
2011	3,580	300,000	303,580	7.91%
Thereafter	11,685	993,091	1,004,776	5.57%
Sub-total	65,257	2,100,306	2,165,563	6.11%
Adjustment for unamortized debt
discount/premium, net, as of
December 31, 2006	(5,604)	--	(5,604)	--

Totals/Weighted Average	$59,653	$2,100,306	$2,159,959	6.11%

(a) Actual weighted average LIBOR contract rates relating to the Operating Partnership’s outstanding debt as of December 31, 2006 of 5.35 percent was used in calculating revolving credit facility.

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

The terms of the Operating Partnership’s senior unsecured notes (which totaled approximately $1.6 billion as of December 31, 2006) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

Unsecured Revolving Credit Facility:
The Operating Partnership has an unsecured revolving credit facility with a borrowing capacity of $600 million (expandable to $800 million). The interest rate on outstanding borrowings (not electing the Operating Partnership’s competitive bid feature) under the unsecured facility is currently LIBOR plus 65 basis points. The facility has a competitive bid feature, which allows the Operating Partnership to solicit bids from lenders under the facility to borrow up to $300 million at interest rates less than the current LIBOR plus 65 basis point spread. As of December 31, 2006, the Operating Partnership’s outstanding borrowings carried a weighted average interest rate of LIBOR plus 41 basis points. The Operating Partnership may also elect an interest rate representing the higher of the lender’s prime rate or the Federal Funds rate plus 50 basis points. The unsecured facility, which also requires a 15 basis point facility fee on the current borrowing capacity payable quarterly in arrears, is scheduled to mature in November 2009 and has an extension option of one year, which would require a payment of 25 basis points of the then borrowing capacity of the facility upon exercise.

The interest rate and the facility fee are subject to adjustment, on a sliding scale, based upon the operating partnership’s unsecured debt ratings. In the event of a change in the Operating Partnership’s unsecured debt rating, the interest and facility fee rates will be adjusted in accordance with the following table:

Operating Partnership’s	Interest Rate -
Unsecured Debt Ratings:	Applicable Basis Points	Facility Fee
S&P Moody’s/Fitch (a)	Above LIBOR	Basis Points
No ratings or less than BBB-/Baa3/BBB-	112.5	25.0
BBB-/Baa3/BBB-	80.0	20.0
BBB/Baa2/BBB (current)	65.0	15.0
BBB+/Baa1/BBB+	55.0	15.0
A-/A3/A- or higher	50.0	15.0

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

Debt Strategy:
The Operating Partnership does not intend to reserve funds to retire the Operating Partnership’s senior unsecured notes or its mortgages, loans payable and other obligations upon maturity. Instead, the Operating Partnership will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates. If it cannot raise sufficient proceeds to retire the maturing debt, the Operating Partnership may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility. As of February 16, 2007, the Operating Partnership had $75.0 million of outstanding borrowings under its $600 million unsecured revolving credit facility. The Operating Partnership is reviewing various refinancing options, including the purchase of its senior unsecured notes in privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt, preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during 2007. The Operating Partnership anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Operating Partnership’s capital and liquidity needs both in the short and long-term. However, if these sources of funds are insufficient or unavailable, the Operating Partnership’s ability to make the expected distributions discussed below may be adversely affected.

Equity Financing and Registration Statements

Equity Activity:
The following table presents the changes in the Corporation’s issued and outstanding shares of Common Stock and the Operating Partnership’s common units since December 31, 2005:

	Common	Common
	Stock	Units	Total
Outstanding at December 31, 2005	62,019,646	13,650,439	75,670,085
Stock options exercised	352,699	--	352,699
Common units redeemed for Common Stock	475,208	(475,208)	--
Common units redeemed for cash	--	(1)	(1)
Common units issued	--	2,167,053	2,167,053
Shares issued under Dividend Reinvestment
and Stock Purchase Plan	5,154	--	5,154
Restricted shares issued, net of cancellations	72,484	--	72,484

Outstanding at December 31, 2006	62,925,191	15,342,283	78,267,474

On February 7, 2007, the Corporation completed an underwritten offer and sale of 4,650,000 shares of its common stock and used the net proceeds, which totaled approximately $252 million (after offering costs), primarily to pay down the outstanding borrowings under the Operating Partnership’s revolving credit facility and for general corporate purposes. Concurrent with this transaction, the Corporation purchased from the Operating Partnership 4,650,000 of its outstanding common units for approximately $252 million.

Share Repurchase Program:
The Corporation has authorization to repurchase up to $45.5 million of its outstanding common stock, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

Shelf Registration Statements:
The Corporation has an effective shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (“SEC”) for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the Corporation, under which $260.1 million of securities have been sold through February 16, 2007 and $1.7 billion remains available for future issuances.

The Corporation and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the Corporation and debt securities of the Operating Partnership, under which $600 million of securities have been sold through February 16, 2007 and $1.9 billion remains available for future issuances.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt:
The debt of the Operating Partnership’s unconsolidated joint ventures aggregating $571.7 million, at December 31, 2006, is non-recourse to the Operating Partnership except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations. The Operating Partnership has posted a $7.3 million letter of credit in support of the Harborside South Pier joint venture, $3.6 million of which is indemnified by Hyatt.

The Operating Partnership’s off-balance sheet arrangements are further discussed in Note 4 to our financial statements filed with this annual report on Form 10-K: Investments in Unconsolidated Joint Ventures to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Operating Partnership’s debt (principal and interest), PILOT agreements, and ground lease agreements as of December 31, 2006 (dollars in thousands):

	Payments Due by Period
		Less than 1	1 - 3	4 - 5	6 - 10	After 10
	Total	year	years	years	years	years
Senior unsecured notes	$2,197,175	$100,494	$490,114	$598,326	$1,008,241	--
Revolving credit facility (1)	169,369	8,355	161,014	--	--	--
Mortgages, loans payable
and other obligations	472,847	52,057	72,262	190,734	127,280	$30,514
Payments in lieu of taxes (PILOT)	70,102	4,193	12,680	8,587	23,229	21,413
Operating lease payments	499	412	87	--	--	--
Ground lease payments	37,950	508	1,488	1,002	2,525	32,427
Total	$2,947,942	$166,019	$737,645	$798,649	$1,161,275	$84,354

(1) Interest payments assume current revolving credit facility borrowings and interest rates remain at the December 31, 2006 level until maturity.

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

All of the above appeals were consolidated by the Appellate Division. On August 17, 2006, the Appellate Division issued an opinion affirming NJSEA’s selection of the Meadowlands Venture and rejecting the appellants’ arguments in all respects. On August 28, 2006, Hartz made a motion before the Appellate Division for reconsideration of this decision and for supplementation of the record. That motion was denied, and neither Hartz nor Braha has sought review in the New Jersey Supreme Court. These consolidated appeals are now resolved.

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

Among the factors about which we have made assumptions are:

•	changes in the general economic climate and conditions, including those affecting industries in which our principal tenants operate;

•	the extent of any tenant bankruptcies or of any early lease terminations;

•	our ability to lease or re-lease space at current or anticipated rents;

•	changes in the supply of and demand for office, office/flex and industrial/warehouse properties;

•	changes in interest rate levels;

•	changes in operating costs;

•	our ability to obtain adequate insurance, including coverage for terrorist acts;

•	the availability of financing;

•	changes in governmental regulation, tax rates and similar matters; and

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

Approximately $2.0 billion of the Operating Partnership’s long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The average interest rate on the variable rate debt as of December 31, 2006 was LIBOR plus 41 basis points.

December 31, 2006
Debt,
including current portion ($’s in thousands)	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value

Fixed Rate	$ 32,967	$29,377	$309,246	$336,398	$302,766	$1,004,205	$2,014,959	$2,033,913
Average Interest Rate	5.67%	5.25%	7.41%	5.26%	7.91%	5.57%	6.14%

Variable Rate			$145,000				$ 145,000	$ 145,000
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

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Operating Partnership are being made only in accordance with authorizations of management and directors of the Operating Partnership; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Operating Partnership’s assets that could have a material effect on the financial statements.

The Operating Partnership’s management has evaluated the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2006 based on the criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, the Operating Partnership’s management has concluded that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2006.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be set forth in the Corporation’s definitive proxy statement for its annual meeting of shareholders expected to be held on May 23, 2007, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 will be set forth in the Corporation’s definitive proxy statement for its annual meeting of shareholders expected to be held on May 23, 2007, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be set forth in the Corporation’s definitive proxy statement for its annual meeting of shareholders expected to be held on May 23, 2007, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be set forth in the Corporation’s definitive proxy statement for its annual meeting of shareholders expected to be held on May 23, 2007, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 will be set forth in the Corporation’s definitive proxy statement for its annual meeting of shareholders expected to be held on May 23, 2007, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements and Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Changes in Partners’ Capital for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

(a) 2. Financial Statement Schedules

Schedule III - Real Estate Investments and Accumulated Depreciation as of December 31, 2006

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(a) 3. Exhibits
The exhibits required by this item are set forth on the Exhibit Index attached hereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Mack-Cali Realty, L.P.:

We have completed integrated audits of Mack-Cali Realty, L.P.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Mack-Cali Realty, L.P. and its subsidiaries (collectively, the “Operating Partnership”) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Operating Partnership maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Operating Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Operating Partnership’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 21, 2007

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts)

	December 31,
ASSETS	2006	2005
Rental property
Land and leasehold interests	$659,169	$637,653
Buildings and improvements	3,549,699	3,539,003
Tenant improvements	356,495	307,664
Furniture, fixtures and equipment	8,224	7,432
	4,573,587	4,491,752
Less - accumulated depreciation and amortization	(796,793)	(722,980)
Net investment in rental property	3,776,794	3,768,772
Cash and cash equivalents	101,223	60,397
Marketable securities available for sale at fair value	--	50,847
Investments in unconsolidated joint ventures	160,301	62,138
Unbilled rents receivable, net	100,847	92,692
Deferred charges and other assets, net	240,637	197,634
Restricted cash	15,448	9,221
Accounts receivable, net of allowance for doubtful accounts
of $1,260 and $1,088	27,639	5,801

Total assets	$4,422,889	$4,247,502

LIABILITIES AND PARTNERS’ CAPITAL
Senior unsecured notes	$1,631,482	$1,430,509
Revolving credit facilities	145,000	227,000
Mortgages, loans payable and other obligations	383,477	468,672
Distributions payable	50,591	48,178
Accounts payable, accrued expenses and other liabilities	122,134	85,481
Rents received in advance and security deposits	45,972	47,685
Accrued interest payable	34,106	27,871
Total liabilities	2,412,762	2,335,396

Minority interest in consolidated joint ventures	2,117	--

Commitments and contingencies

Partners’ capital:
General Partner, 10,000 and 10,000 preferred units outstanding	24,836	24,836
General Partner, 62,925,191 and 62,019,646 common units outstanding	1,503,071	1,487,241
Limited partners, 15,342,283 and 13,650,439 common units outstanding	480,103	400,819
Accumulated other comprehensive loss	--	(790)
Total partners’ capital	2,008,010	1,912,106

Total liabilities and partners’ capital	$4,422,889	$4,247,502

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts)

	Year Ended December 31,
REVENUES	2006	2005	2004
Base rents	$544,870	$508,227	$464,303
Escalations and recoveries from tenants	91,044	77,900	60,492
Construction services	56,225	--	--
Real estate services	31,045	2,917	4,494
Other income	17,125	11,087	7,950
Total revenues	740,309	600,131	537,239

EXPENSES
Real estate taxes	86,612	77,252	64,036
Utilities	60,487	52,401	38,456
Operating services	91,013	80,820	68,322
Direct construction costs	53,602	--	--
Real estate services salaries, wages and other costs	18,600	--	--
General and administrative	49,077	32,441	31,324
Depreciation and amortization	160,859	143,593	117,097
Total expenses	520,250	386,507	319,235
Operating Income	220,059	213,624	218,004

OTHER (EXPENSE) INCOME
Interest expense	(136,357)	(119,337)	(109,649)
Interest and other investment income	3,054	856	1,367
Equity in earnings (loss) of unconsolidated joint ventures	(5,556)	248	(3,886)
Minority interest in consolidated joint ventures	218	(74)	--
Gain on sale of investment in marketable securities	15,060	--
Gain on sale of investment in unconsolidated joint ventures	10,831	35	720
Gain/(loss) on sale of land and other assets	(416)	--	--
Total other (expense) income	(113,166)	(118,272)	(111,448)
Income from continuing operations	106,893	95,352	106,556
Discontinued operations:
Income from discontinued operations	13,194	17,245	25,160
Realized gains (losses) and unrealized losses
on disposition of rental property, net	59,605	5,522	(726)
Total discontinued operations, net	72,799	22,767	24,434
Net income	179,692	118,119	130,990
Preferred unit distributions	(2,000)	(5,909)	(17,636)
Net income available to common unitholders	$177,692	$112,210	$113,354

Basic earnings per common unit:
Income from continuing operations	$1.35	$1.21	$1.30
Discontinued operations	0.94	0.31	0.36
Net income available to common unitholders	$2.29	$1.52	$1.66

Diluted earnings per common unit:
Income from continuing operations	$1.35	$1.20	$1.29
Discontinued operations	0.93	0.31	0.36
Net income available to common unitholders	$2.28	$1.51	$1.65

Distributions declared per common unit	$2.54	$2.52	$2.52

Basic weighted average units outstanding	77,523	73,729	68,110

Diluted weighted average units outstanding	77,901	74,189	68,743

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (in thousands)

	General	Limited	General	Limited	General	Limited	General	Limited	Accumulated
	Partner	Partners	Partner	Partners	Partner	Partners	Partner	Partners	Others	Total
	Preferred	Preferred	Common	Common	Preferred	Preferred	Common	Common	Comprehensive	Partners’	Comprehensive
	Units	Units	Units	Units	Unitholders	Unitholders	Unitholders	Unitholders	Income/(Loss)	Capital	Income
Balance at January 1, 2004	10	215	59,420	7,795	$24,836	$220,547	$1,516,652	$207,552	--	$1,969,587	$177,826
Net income	--	--	--	--	2,000	15,636	100,453	12,901	--	130,990	130,990
Distributions	--	--	--	--	(2,000)	(15,636)	(153,097)	(19,501)	--	(190,234)	--
Redemption of limited
partners common units
for shares of
common stock	--	--	179	(179)	--	--	4,644	(4,644)	--	--	--
Units issued under Dividend
Reinvestment and Stock
Purchase Plan	--	--	12	--	--	--	481	--		481	--
Contributions - proceeds
from stock options									--
exercised	--	--	1,251	--	--	--	40,520	--	--	40,520	--
Contributions - proceeds
from Stock Warrants
exercised	--	--	149	--	--	--	4,925	--	--	4,925	--
Stock options expense	--	--	--	--	--	--	415	--	--	415	--
Directors Deferred comp.
plan	--	--	--	--	--	--	265	--	--	265	--
Issuance of Restricted Stock
Awards	--	--	47	--	--	--	1,528	--	--	1,528	--
Amortization of stock comp.	--	--	--	--	--	--	3,489	--	--	3,489	--
Cancellation of restricted stock	--	--	(19)	--	--	--	--	--	--	--	--
Balance at December 31, 2004	10	215	61,039	7,616	$24,836	$220,547	$1,520,275	$196,308	--	$1,961,966	$130,990
Net income	--	--	--	--	2,000	3,909	93,488	18,722	--	118,119	118,119
Distributions	--	--	--	--	(2,000)	(3,909)	(155,702)	(30,754)	--	(192,365)	--
Conversion of limited
partners preferred units
into limited partners
common units	--	(215)	--	6,206	--	(220,547)	--	220,547	--	--	--
Redemption of limited
partners common units
for shares of
common stock	--	--	235	(235)	--	--	6,790	(6,790)	--	--	--
Issuance of limited partner
common units	--	--	--	63	--	--	--	2,786	--	2,786	---
Units issued under Dividend
Reinvestment and Stock
Purchase Plan	--	--	9	--	--	--	390	--	--	390	--
Contributions - proceeds
from stock options
exercised	--	--	574	--	--	--	16,603	--	--	16,603	-
Stock options expense	--	--	--	--	--	--	448	--	--	448	--
Comprehensive Loss:
Unrealized holding loss on
marketable securities
available for sale	--	--	--	--	--	--	--	--	$(790)	(790)	(790)
Directors Deferred comp.
plan	--	--	5	--	--	--	288	--	--	288	--
Issuance of Restricted Stock
Awards	--	--	166	--	--	--		--
Amortization of stock comp.	--	--	--	--	--	--	4,661	--	--	4,661	--
Cancellation of restricted stock	--	--	(8)	--	--	--	--	--	--	--	--
Balance at December 31, 2005	10	--	62,020	13,650	$24,836	--	$1,487,241	$400,819	$ (790)	$1,912,106	$130,990
Net income	--	--	--	--	2,000	--	142,666	35,026	--	179,692	179,692
Distributions	--	--	--	--	(2,000)	--	(158,862)	(38,585)	--	(199,447)	--
partners common units
for shares of
common stock	--	--	475	(475)	--	--	14,674	(14,674)	--	--	--
Issuance of limited partner
common units	--	--	--	2,167	--	--	--	97,517	--	97,517	--
Units issued under Dividend
Reinvestment and Stock
Purchase Plan	--	--	5	--	--	--	244	--	--	244	--
Contributions - proceeds
from stock options
Exercised	--	--	353	--	--	--	10,445	--	--	10,445	-
Stock options expense	--	--	--	--	--	--	465	--	--	465	--
Comprehensive Gain:
Unrealized holding gain on
marketable securities
available for sale	--	--	--	--	--	--	--	--	15,850	15,850	15,850
Directors Deferred comp.
Plan	--	--	--	--	--	--	302	--	--	302	--
Issuance of Restricted Stock
Awards	--	--	81	--	--	--	1	--	--	1
Amortization of stock comp.	--	--	--	--	--	--	5,895	--	--	5,895	--
Cancellation of restricted stock	--	--	(9)	--	--	--	--	--	--	--	--
Reclassification adjustment for
realized gain included in
net income	--	--	--	--	--	--	--	--	(15,060)	(15,060)	(15,060)

Balance at December 31, 2005	10	--	62,925	15,342	$24,836	--	$1,503,071	$480,103	--	$2,008,010	$180,482

The accompanying notes are an integral part of these consolidated financial statements

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2006	2005	2004
Net income	$179,692	$118,119	$130,990
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation and amortization	160,859	143,593	117,097
Depreciation and amortization on discontinued operations	7,090	12,506	15,477
Stock options expense	465	448	415
Amortization of stock compensation	5,895	4,661	3,489
Amortization of deferred financing costs and debt discount	3,157	3,271	4,163
Equity in earnings of unconsolidated joint venture, net	5,556	(248)	3,886
Gain on sale of investment in unconsolidated joint ventures	(10,831)	(35)	(720)
Gain on sale of marketable securities available for sale	(15,060)	--	--
Loss on sale of land and other assets	416	--	--
(Realized gains) unrealized losses on disposition of rental property	(59,605)	(5,522)	726
Distributions of cumulative earnings from unconsolidated joint ventures	2,302	--	--
Minority interest in consolidated joint ventures	(218)	74	--
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(15,989)	(13,283)	(11,230)
Increase in deferred charges and other assets, net	(40,084)	(40,566)	(48,305)
Decrease (increase) in accounts receivable, net	3,162	(1,237)	(106)
Increase in accounts payable, accrued expenses and	4,598	15,674	15,579
other liabilities
(Decrease) increase in rents received in advance and security deposits	(1,713)	(253)	7,839
Increase (decrease) in accrued interest payable	6,235	5,727	(860)

Net cash provided by operating activities	$235,927	$242,929	$238,440

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to rental property, related intangibles and service companies	$(217,804)	$(451,335)	$(200,033)
Repayment of mortgage note receivable	150	81	850
Investment in unconsolidated joint ventures	(163,428)	(17,788)	(27,945)
Distributions from unconsolidated joint ventures	39,982	--	25,942
Proceeds from sale of investment in unconsolidated joint venture	16,324	2,676	720
Acquisition of minority interest in consolidated joint venture	--	(7,713)	--
Proceeds from sales of rental property and service company	338,546	102,980	110,141
Purchase of marketable securities available for sale	(11,912)	(51,637)	--
Proceeds from sale of marketable securities available for sale	78,609	--	--
Funding of note receivable	--	--	(13,042)
(Increase) decrease in restricted cash	(6,227)	1,256	(2,388)

Net cash provided by (used in) investing activities	$74,240	$(421,480)	$(105,755)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from senior unsecured notes	$199,914	$398,480	$202,363
Borrowings from revolving credit facility	983,250	1,041,560	612,475
Proceeds from mortgages	--	58,500	--
Repayment of senior unsecured notes	--	--	(300,000)
Repayment of revolving credit facility	(1,104,643)	(921,560)	(505,475)
Repayment of mortgages, loans payable and other obligations	(160,626)	(169,935)	(58,553)
Payment of financing costs	(646)	(5,071)	(5,648)
Proceeds from stock options exercised	10,445	16,603	40,520
Proceeds from stock warrants exercised	--	--	4,925
Payment of distributions	(197,035)	(191,899)	(189,397)

Net cash (used in) provided by financing activities	$(269,341)	$226,678	$(198,790)

Net increase (decrease) in cash and cash equivalents	$40,826	$48,127	$(66,105)
Cash and cash equivalents, beginning of period	60,397	12,270	78,375

Cash and cash equivalents, end of period	$101,223	$60,397	$12,270

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

The General Partner is a fully integrated, self-administered, self-managed real estate investment trust (“REIT”). The General Partner controls the Operating Partnership as its sole general partner, and owned an 80.4 percent and 82.0 percent common unit interest in the Operating Partnership as of December 31, 2006 and December 31, 2005, respectively.

The General Partner’s business is the ownership of interests in and operation of the Operating Partnership, and all of the General Partner’s expenses are incurred for the benefit of the Operating Partnership. The General Partner is reimbursed by the Operating Partnership for all expenses it incurs relating to the ownership and operation of the Operating Partnership.

As of December 31, 2006, the Operating Partnership owned or had interests in 300 properties plus developable land (collectively, the “Properties”). The Properties aggregate approximately 34.3 million square feet, which are comprised of 289 buildings, primarily office and office/flex buildings, totaling approximately 33.9 million square feet (which include 44 buildings, primarily office buildings aggregating approximately 5.4 million square feet owned by unconsolidated joint ventures in which the Operating Partnership has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, two retail properties totaling approximately 17,300 square feet, one hotel (which is owned by an unconsolidated joint venture in which the Operating Partnership has an investment interest) and two parcels of land leased to others. The Properties are located in seven states, primarily in the Northeast, plus the District of Columbia.

BASIS OF PRESENTATION
The accompanying consolidated financial statements include all accounts of the Operating Partnership, its majority-owned and/or controlled subsidiaries, which consist principally of Mack-Cali Realty, L.P. (the “Operating Partnership”) and variable interest entities for which the Operating Partnership has determined itself to be the primary beneficiary, if any. See Note 2: Significant Accounting Policies - Investments in Unconsolidated Joint Ventures, Net for the Operating Partnership’s treatment of unconsolidated joint venture interests. Intercompany accounts and transactions have been eliminated.

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

Rental
Property
Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Included in total rental property is construction and development in-progress of $116,151,000 and $118,815,000 (including land of $63,136,000 and $58,883,000) as of December 31, 2006 and 2005, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

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

The Operating Partnership has evaluated its joint ventures with regards to FIN 46. The adoption and application of FIN 46 and FIN 46R has not had a material impact on the Operating Partnership’s consolidated financial statements.

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

The Operating Partnership received dividend income of approximately $902,000 from its holdings in CarrAmerica stock during the three months ended March 31, 2006, which is included in interest and other investment income. During the three months ended March 31, 2006, the Operating Partnership sold all of its 1,804,800 shares of CarrAmerica common stock realizing a gain of approximately $15.1 million.

Deferred
Financing Costs
Costs incurred in obtaining financing are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $3,157,000, $3,271,000 and $4,163,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Deferred
Leasing Costs
Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Operating Partnership are compensated for providing leasing services to the Properties. The portion of such compensation, which is capitalized and amortized, approximated $3,749,000, $3,855,000 and $3,907,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

As of December 31, 2006, the estimated net basis of the rental property for Federal income tax purposes was lower than the net assets as reported in the Operating Partnership’s financial statements by approximately $907,086,000. The Operating Partnership’s taxable income for the year ended December 31, 2006 was estimated to be approximately $210,162,000 and for the years ended December 31, 2005 and 2004 was approximately $176,224,000 and $174,249,000, respectively. The differences between book income and taxable income primarily result from differences in depreciation expense, the recording of rental income, differences in the deductibility of certain expenses for tax purposes, differences in revenue recognition and the rules for tax purposes of a property exchange

Earnings
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

Distributions
Payable
The distributions payable at December 31, 2006 represents distributions payable to preferred unitholders (10,000 Series C preferred units) and common unitholders (78,267,554 common units), for all such holders of record as of January 4, 2007 with respect to the fourth quarter 2006. The fourth quarter 2006 Series C preferred units distributions of $50.00 per preferred unit and common unit distributions of $0.64 per common unit were approved by the Board of Directors on December 5, 2006. The common unit distributions payable were paid on January 12, 2007. The preferred unit distributions payable were paid on January 16, 2007.

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

The Corporation has determined that the $2.53 dividend per common share paid during the year ended December 31, 2006 represented approximately 81 percent ordinary income and approximately 19 percent capital gain to its stockholders; the $2.52 dividend per common share paid during the year ended December 31, 2005 represented 100 percent ordinary income to its stockholders; and the $2.52 dividend per common share paid during the year ended December 31, 2004 represented approximately 91 percent ordinary income and approximately 9 percent capital gain to its stockholders.

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

In 2002, the Operating Partnership adopted the provisions of FASB No. 123, and in 2006, the Operating Partnership adopted the provisions of FASB No. 123(R), which did not have a material effect on the Operating Partnership’s financial position and results of operations. These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”) and stock options at the grant date be amortized ratably into expense over the appropriate vesting period. For the years ended December 31, 2006, 2005 and 2004, the Operating Partnership recorded restricted stock and stock options expense of $6,360,000, $5,109,000 and $5,432,000, respectively. FASB No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, was issued in December 2002 and amends FASB No. 123, Accounting for Stock Based Compensation. FASB No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation. In addition, this Statement amends the disclosure requirements of FASB No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FASB No. 148 disclosure requirements are presented below:

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested stock awards in each period: (dollars in thousands)

	Year Ended December 31,
	2005	2004
Net income, as reported	$118,119	$130,990
Add: Stock-based compensation expense included in reported
net income (net of minority interest)	5,109	5,432
Deduct: Total stock-based compensation expense determined
under fair value based method for all awards	(5,391)	(6,308)
Pro forma net income	117,837	130,114
Deduct: Preferred unit distributions	(5,909)	(17,636)
Pro forma net income available to common unitholders - basic	$111,928	$112,478

Earnings Per Unit:
Basic - as reported	$1.52	$1.66
Basic - pro forma	$1.52	$1.65

Diluted - as reported	$1.51	$1.65
Diluted - pro forma	$1.51	$1.64

Other
Comprehensive
Income	Other comprehensive income (loss) includes items that are recorded in equity, such as unrealized holding gains or losses on marketable securities available for sale.

3.	REAL ESTATE TRANSACTIONS

Gale/Green Transactions
On May 9, 2006, the Operating Partnership completed the acquisitions of: (i) The Gale Company and certain of its related businesses, which engage in construction, property management, facilities management, and leasing services (collectively, the “Gale Company”); (ii) three office properties; and (iii) indirect interests in a portfolio of office properties, located primarily in New Jersey, which were owned indirectly by The Gale Company and its affiliates (“Gale”) and affiliates of SL Green Realty Corp. (“SL Green”). The agreements (“Gale/Green Agreements”) to complete the aforementioned acquisitions (collectively, the “Gale/Green Transactions”) required that the Operating Partnership complete all of the acquisitions. Simultaneous with the completion of the Gale/Green Transactions, The Gale Company’s President, Mark Yeager, was named an executive vice president of the Company.

Under the Gale/Green Agreements, the Operating Partnership acquired 100 percent of the ownership interests in three office properties located in New Jersey, aggregating 518,257 square feet (the “Wholly-Owned Properties”).

Also, as part of the Gale/Green Agreements, the Operating Partnership entered into a joint venture with an entity controlled by SL Green (in which Stanley C. Gale has an interest), known as Mack-Green-Gale LLC (“Mack-Green”), to hold an approximate 96 percent interest and act as general partner of Gale SLG NJ Operating Partnership, L.P. (the “OP LP”). The OP LP owns 100 percent of entities which own 25 office properties (collectively, the“OP LP Properties”) which aggregate 3.5 million square feet (consisting of 17 office properties aggregating 2.3 million square feet located in New Jersey and eight properties aggregating 1.2 million square feet located in Troy, Michigan), as well as a minor, non-controlling interest in four office properties aggregating 419,000 square feet located in Naperville, Illinois.

Mr. Gale has agreed to pay Mark Yeager, an executive officer of the Corporation, 49 percent of any payments he receives on account of Mr. Gale’s interest with SL Green in Mack-Green.

The Gale Company, the Wholly-Owned Properties, and the interest in Mack-Green were acquired by the Operating Partnership for a total initial acquisition cost of approximately $245 million consisting of: (i) the issuance by the Operating Partnership of 224,719 common units of the Operating Partnership; (ii) the payment of a total of approximately $194 million in cash, which was primarily funded through borrowing under the Operating Partnership’s revolving credit facility; and (iii) the assumption of $39.9 million in existing mortgage indebtedness on two of the Wholly-Owned Properties. Mr. Gale has agreed to transfer to Mark Yeager 33,700 of his common units of the Operating Partnership on April 30, 2009, provided that Mr. Yeager’s employment with the Corporation has not been terminated involuntarily without cause (“Employment Continuation”) prior to such date. Additionally, the agreement to acquire the Gale Company (“Gale Agreement”) contains earn-out provisions providing for the payment of contingent purchase consideration of up to $18 million in cash based upon the achievement of Gross Income and NOI (as such terms are defined in the Gale Agreement) targets and other events for The Gale Company for the three years following the closing date.

Mr. Gale has agreed to pay to Mr. Yeager 49 percent of all amounts he receives pursuant to the Gale Agreement earn-out provisions, subject to certain conditions including Mr. Yeager’s Employment Continuation.

The Operating Partnership has not yet obtained all the information necessary to finalize its estimates to complete the purchase price allocations related to the Gale/Green Transactions. The purchase price allocations will be finalized once the information identified by the Operating Partnership has been received, which should not be longer than one year from the date of acquisition.

In addition, the Gale Agreement provides for the Operating Partnership to acquire certain other ownership interests in up to 11 real estate projects (the “Non-Portfolio Properties”), subject to obtaining certain third party consents and the satisfaction of various project-related and/or other conditions. Each of the Operating Partnership’s acquired interests in the Non Portfolio Properties will provide for the initial distributions of net cash flow solely to the Operating Partnership, and thereafter an affiliate of Mr. Gale (“Gale Affiliate”) has participation rights (“Gale Participation Rights”) in 50 percent of the excess net cash flow remaining after the distribution to the Operating Partnership of the aggregate amount equal to the sum of: (a) the Operating Partnership’s capital contributions, plus (b) an internal rate of return (“IRR”) of 10 percent per annum, accruing on the date or dates of the Operating Partnership’s investments.

Mr. Gale has agreed to pay to Mr. Yeager 49 percent of any payments he receives with respect to the Gale Participation Rights, subject to adjustments for payments Mr. Yeager receives from his direct interests in such rights and subject to, in certain cases, Mr. Yeager’s Employment Continuation. Mr. Gale has also agreed to pay to Mr. Yeager 49 percent of the distributions he receives with respect to Mr. Gale’s interest in certain land located in Florham Park, New Jersey, which is one of the Non-Portfolio Properties not yet acquired by the Operating Partnership. Such distribution may include the amounts Mr. Gale receives from the conveyance of his interest in the Florham Park land to the Operating Partnership.

With respect to the arrangements between Mr. Gale and Mr. Yeager regarding the Gale Agreement earn-out provisions and the Florham Park land, they have agreed to consider offering payments to certain persons that have been employed by certain subsidiaries of The Gale Company, which may include current employees of the Corporation.

Through December 31, 2006, the Operating Partnership has completed acquisitions of eight of the interests in the Non-Portfolio Properties, which included the acquisitions of interests in: a 527,015 square foot, mixed-use office/retail complex; a 416,429 square-foot multi-tenanted office property; a 139,750 square-foot fully-leased office property; an office property in development; two vacant land parcels (one of which Mr. Yeager has a 16.49 percent interest in the Participation Rights) and two pre-developed projects. The aggregate cost of the completed acquisitions was approximately $25.6 million.

Pursuant to Mr. Gale’s agreements with Mr. Yeager, as described herein, Mr. Yeager received approximately $5.6 million during the year ended December 31, 2006.

In connection with the Operating Partnership’s acquisition of the Gale Company, Mr. Gale and certain other affiliates of Gale are restricted from competing with the Operating Partnership or hiring the Corporation’s employees for a period of four years expiring on May 9, 2010.

Property Acquisitions
The Operating Partnership acquired the following office properties during the year ended December 31, 2006: (dollars in thousands)

Acquisition			# of	Rentable	Acquisition
Date	Property/Address	Location	Bldgs.	Square Feet	Cost
02/28/06	Capital Office Park (a)	Greenbelt, Maryland	7	842,258	$166,011
05/09/06	35 Waterview Boulevard (b) (c)	Parsippany, New Jersey	1	172,498	33,586
05/09/06	105 Challenger Road (b) (d)	Ridgefield Park, New Jersey	1	150,050	34,960
05/09/06	343 Thornall Street (b) (e)	Edison, New Jersey	1	195,709	46,193
07/31/06	395 W. Passaic Street (f)	Rochelle Park, New Jersey	1	100,589	22,219

Total Property Acquisitions:			11	1,461,104	$302,969

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

Property Sales
The Operating Partnership sold the following office properties during the year ended December 31, 2006: (dollars in thousands)

				Rentable	Net	Net	Realized
Sale			# of	Square	Sales	Book	Gain/
Date	Property/Address	Location	Bldgs.	Feet	Proceeds	Value	(Loss)
06/28/06	Westage Business Center	Fishkill, New York	1	118,727	$ 14,765	$ 10,872	$ 3,893
06/30/06	1510 Lancer Drive	Moorestown, New Jersey	1	88,000	4,146	3,134	1,012
11/10/06	Colorado portfolio	Various cities, Colorado	19	1,431,610	193,404	165,072	28,332
12/21/06	California portfolio	San Francisco, California	2	450,891	124,182	97,814	26,368

Total Sales:			23	2,089,228	$336,497	$276,892	$59,605

On November 7, 2006, the Operating Partnership sold 10.1 acres of developable land adjacent to its Horizon Center properties in Hamilton Township, New Jersey for net sales proceeds of approximately $1.5 million, realizing a gain of approximately $1.1 million.

4.	INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

The debt of the Operating Partnership’s unconsolidated joint ventures aggregating $571.7 million as of December 31, 2006 is non-recourse to the Operating Partnership, except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations, and except as otherwise indicated below.
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

The Operating Partnership and Mills owned a 20 percent and 80 percent interest, respectively, in the Meadowlands Venture. These interests were subject to certain participation rights by The New York Giants, which were subsequently terminated in April 2004. The Meadowlands Xanadu Venture Agreement required the Operating Partnership to make an equity contribution up to a maximum of $32.5 million, which it fulfilled in April 2005. Pursuant to the Meadowlands Xanadu Venture Agreement, Mills received subordinated capital credit in the venture of approximately $118.0 million, which represented certain costs incurred by Mills in connection with the Empire Tract prior to the creation of the Meadowlands Venture. However, under the First Amendment to the Meadowlands Xanadu Venture Agreement, the Operating Partnership and Mills agreed that due to the expected receipt by the Meadowlands Venture of certain other sums and certain development costs savings in connection with Meadowlands Xanadu, Mills’ subordinated capital credit in the venture for the Empire Tract should be reduced to $60.0 million as of the date of the First Amendment to the Meadowlands Xanadu Venture Agreement. The Meadowlands Xanadu Venture Agreement required Mills to contribute the balance of the capital required to complete the entertainment phase, subject to certain limitations. The Operating Partnership was to receive a 9 percent preferred return on its equity investment, only after Mills received a 9 percent preferred return on its equity investment. Residual returns, subject to participation by other parties, were to be in proportion to each partner’s respective percentage interest.

Mills was to develop, lease and operate the entertainment phase of the Meadowlands Xanadu project. The Meadowlands Venture has formed and owns, directly and indirectly, all of the partnership interests in and to the component ventures which were formed for the future development of the office and hotel phases, which the Operating Partnership may develop, lease and operate. Upon the Operating Partnership’s exercise of its rights under the Meadowlands Xanadu Venture Agreement to develop the office and hotel phases, the Meadowlands Venture was to convey ownership of the component ventures to the Operating Partnership and Mills or its affiliate, and the Operating Partnership or its affiliate was to own an 80 percent interest and Mills or its affiliate was to own a 20 percent interest in such component ventures. However, under the First Amendment to the Meadowlands Xanadu Venture Agreement, if the Meadowlands Venture developed a hotel that had video lottery terminals (or “slots”), or any other legalized form of gaming on or in its premises, then the Operating Partnership or its affiliate would own a 50 percent interest in such component venture and Mills or its affiliate would own a 50 percent interest. The Meadowlands Xanadu Venture Agreement required that the Operating Partnership exercise its rights with respect to the first office and hotel phase no later than four years after the grand opening of the entertainment phase, and required that the Operating Partnership exercise all of its rights with respect to the office and hotel phases no later than 10 years from such date, but did not require that any or all components be developed. However, under the Meadowlands Xanadu Venture Agreement, Mills had the right to accelerate such exercise schedule, subject to certain conditions. Should the Operating Partnership fail to meet the time schedule described above for the exercise of its rights with respect to the office and hotel phases, the Operating Partnership would forfeit its rights to control future development. If this occurs, Mills will have the right to develop the additional phases, subject to the Operating Partnership’s right to participate, or to cause the Meadowlands Venture to sell such components to a third party, subject to a sales price limitation of 95 percent of the value that would have been required to form such component ventures.

Commencing three years after the grand opening of the entertainment phase of the Meadowlands Xanadu project, either Mills or the Operating Partnership could sell its partnership interest to a third party subject to the following provisions:

•	Mills had certain “drag-along” rights and the Operating Partnership had certain “tag-along” rights in connection with such sale of interest to a third party; and
•	Mills had a right of first refusal with respect of a sale by the Operating Partnership of its partnership interests.

In addition, commencing on the sixth anniversary of the opening, the Operating Partnership could cause Mills to purchase, and Mills may cause the Operating Partnership to sell to Mills, all of the Operating Partnership’s partnership interests at a price based on the then fair market value of the project. Notwithstanding the exercise by Mills or the Operating Partnership of any of the foregoing rights with respect to the sale of the Operating Partnership’s partnership interest to Mills or a third party, the Operating Partnership would retain its right to component ventures for the future development of the office and hotel phases.

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

On November 22, 2006, the Operating Partnership entered into and consummated a Redemption Agreement (the “Redemption Agreement”) with the Meadowlands Venture, Meadowlands Developer Holding Corp., a limited partner in the Meadowlands Venture, and the Meadowlands Limited Partnership (f/k/a Meadowlands/Mills Limited Partnership, and hereafter “MLP”), a general partner and a limited partner in the Meadowlands Venture. Immediately prior to entering into the Redemption Agreement, the investors in MLP undertook a restructuring of MLP whereby Colony became an indirect owner of MLP.

In connection with the Colony Transaction and pursuant to the Redemption Agreement, the Meadowlands Venture redeemed (the “Redemption”) the Operating Partnership’s entire interest in the Meadowlands Venture and its right to participate in the development of the ERC Component in exchange for (i) $22.5 million in cash and (ii) a non-economic partner interest in each of the office and hotel components of Meadowlands Xanadu. In connection with the Redemption, the Operating Partnership also received a non-interest bearing promissory note for an additional $2.5 million, which note is payable in full by MLP only at such time as the Operating Partnership exercises one of its options to develop the first of the office and hotel components of Meadowlands Xanadu. The Operating Partnership’s remaining investment of approximately $11.9 million is included in deferred charges and other assets, net, as of December 31, 2006.

Concurrent with the execution of the Redemption Agreement, the Operating Partnership also entered into the Mack-Cali Rights, Obligations and Option Agreement (the “Rights Agreement”) by and among the Meadowlands Venture, MLP, Meadowlands Mack-Cali GP, L.L.C., Mack-Cali, Baseball Meadowlands Limited Partnership, A-B Office Meadowlands Mack-Cali Limited Partnership, C-D Office Meadowlands Limited Partnership, Hotel Meadowlands Mack-Cali Limited Partnership and ERC Meadowlands Mills/Mack-Cali Limited Partnership. Pursuant to the Rights Agreement, the Operating Partnership retained certain rights and obligations it held under the Meadowlands Xanadu Venture Agreement with respect to the development of the office and hotel components of Meadowlands Xanadu, including an option to develop any of the office or hotel components of Meadowlands Xanadu (each, a “Take Down Option”). Upon the exercise of an initial Take Down Option, the Operating Partnership will receive economic interests in each of the office or hotel component partnerships as both a general partner and a limited partner in the applicable office or hotel component, and following receipt of $2.5 million in full payment of the note from MLP, the Operating Partnership’s ownership interest in each of the office or hotel component partnerships will be reduced from 80 percent (as provided in the Meadowlands Xanadu Venture Agreement) to 75 percent.

In October 2006, Mills, the then manager of the Meadowlands Venture, provided the Operating Partnership information regarding the restatements of financial information it had previously presented to the Operating Partnership for the period from November 25, 2003 (the inception of the Meadowlands Venture) through December 31, 2005. Included in the Operating Partnership’s equity in loss of unconsolidated joint ventures from the Meadowlands Venture of $1.8 million for the three and nine months ended September 30, 2006 is $1.4 million related to the Operating Partnership’s allocated share of the loss arising from the restatement for the period referenced above.

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

All of the above appeals were consolidated by the Appellate Division. On August 17, 2006, the Appellate Division issued an opinion affirming NJSEA’s selection of the Meadowlands Venture and rejecting the appellants’ arguments in all respects. On August 28, 2006, Hartz made a motion before the Appellate Division for reconsideration of this decision and for supplementation of the record. That motion was denied, and neither Hartz nor Braha has sought review in the New Jersey Supreme Court. These consolidated appeals are now resolved.

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

G&G MARTCO (Convention Plaza)
The Operating Partnership held a 50 percent interest in G&G Martco, which owns Convention Plaza, a 305,618 square foot office building, located in San Francisco, California. On November 6, 2006, the Operating Partnership sold substantially all of its interest in the venture to an affiliate of its joint venture partner for approximately $16.3 million, realizing a gain on the sale of approximately $10.8 million. The Operating Partnership performed management and leasing services for the property owned by the joint venture through the date of sale and recognized $132,000, $161,000 and $143,000 in fees for such services in the years ended December 31, 2006, 2005 and 2004, respectively.

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

RAMLAND REALTY ASSOCIATES L.L.C. (One Ramland Road)
On August 20, 1998, the Operating Partnership entered into a joint venture with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C. The venture was formed to own, manage and operate One Ramland Road, a 232,000 square foot office/flex building and adjacent developable land, located in Orangeburg, New York. In August 1999, the joint venture completed redevelopment of the property and placed the office/flex building in service. The Operating Partnership holds a 50 percent interest in the joint venture. The venture has a mortgage loan with a $14.9 million balance at December 31, 2006 secured by its office/flex property. The mortgage bears interest at a rate of LIBOR plus 175 basis points and was scheduled to mature in January 2007, with one two-year extension option, subject to certain conditions. In November 2006, the venture exercised its option to extend the term of the loan until January 2009.

The Operating Partnership performs management, leasing and other services for the property owned by the joint venture and recognized $100,000, $93,000 and $165,000 in fees for such services in the years ended December 31, 2006, 2005 and 2004, respectively.

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

On October 12, 2006, the venture obtained a $70.0 million mortgage loan collateralized by the hotel property using the proceeds principally to retire $38.9 million of floating-rate debt and to make distributions to partners. The new loan carries an interest rate of 6.15 percent and matures in November 2016. The venture has a loan with a balance as of December 31, 2006 of $7.3 million with the City of Jersey City, provided by the U.S. Department of Housing and Urban Development. The loan currently bears interest at fixed rates ranging from 6.09 percent to 6.62 percent and matures in August 2020. The Operating Partnership has posted a $7.3 million letter of credit in support of this loan, $3.6 million of which is indemnified by Hyatt.

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

On October 20, 2006, the venture entered into a $22.0 million construction loan with a commercial bank collateralized by the land and development project. The loan (with a balance as of December 31, 2006 of $8.7 million), carries an interest rate of LIBOR plus 130 basis points and matures in April 2008. The loan currently has three one-year extension options subject to certain conditions, each of which requires payment of a fee.

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

MACK-GREEN-GALE LLC
On May 9, 2006, as part of the Gale/Green Transactions, the Operating Partnership entered into a joint venture, Mack-Green-Gale LLC (“Mack-Green”), with SL Green, pursuant to which Mack-Green holds a 96 percent interest and acts as general partner of Gale SLG NJ Operating Partnership, L.P. (the “OP LP”). The Operating Partnership’s acquisition cost for its interest in Mack-Green was approximately $125 million, which was funded primarily through borrowing under the Operating Partnership’s revolving credit facility. The OP LP owns 100 percent of entities which own 25 office properties (the “OP LP Properties”) which aggregate 3.5 million square feet (consisting of 17 office properties aggregating 2.3 million square feet located in New Jersey and eight properties aggregating 1.2 million square feet located in Troy, Michigan), as well as a minor, non-controlling interest in four office properties aggregating 419,000 square feet located in Naperville, Illinois.

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

Substantially all of the OP LP Properties are encumbered by mortgage loans with an aggregate outstanding principal balance of $358.1 million. $189.8 million of the mortgage loans bear interest at a weighted average fixed interest rate of 6.32 percent per annum and mature at various times through May 2016. $168.3 million of the mortgage loans bear interest at a floating rate ranging from LIBOR plus 185 basis points to LIBOR plus 275 basis points per annum and mature at various times through August 2008. Included in the floating rate mortgage loans are $90.3 million provided by an affiliate of SL Green.

On August 9, 2006, $69.7 million of mortgage loans were refinanced. The new loan has a maximum principal amount of $90.0 million with $78.0 million drawn at December 31, 2006. The loan provides the ability to draw funds for qualified leasing and capital improvement costs. The loan bears interest at a rate of LIBOR plus 185 basis points and matures on August 8, 2008 with a two-year extension option.

The Operating Partnership performs management, leasing, and construction services for the properties owned by the joint venture and recognized $2.3 million in income (net of $2.2 million in direct costs) for such services in the year ended December 31, 2006.

GE/GALE FUNDING LLC (PFV)
On May 9, 2006, as part of the Gale/Green Transactions, the Operating Partnership acquired from a Gale Affiliate for $1.8 million a 50 percent controlling interest in GMW Village Associates, LLC (“GMW Village”). GMW Village holds a 20 percent interest in GE/Gale Funding LLC (“GE Gale”). GE Gale owns a 100 percent interest in the entity owning Princeton Forrestal Village, a mixed-use, office/retail complex aggregating 527,015 square feet and located in Plainsboro, New Jersey (“Princeton Forrestal Village” or “PFV”).

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

GE Gale has a mortgage loan in an amount not to exceed $52.8 million, which has a balance at December 31, 2006, of $47.8 million. The loan provides the venture the ability to draw funds for qualified leasing and capital improvement costs. The loan bears interest at a rate of LIBOR plus 275 basis points and matures on January 9, 2009, with an extension option through January 9, 2011.

The Operating Partnership performs management, leasing, and construction services for PFV and recognized $956,000 in income (net of $7.0 million in direct costs) for such services in the year ended December 31, 2006.

ROUTE 93 MASTER LLC (“Route 93 Participant”)/ROUTE 93 BEDFORD MASTER LLC (with the Route 93 Participant, collectively, the “Route 93 Venture”)
On June 1, 2006, the Route 93 Venture was formed between the Route 93 Participant, a majority-owned subsidiary of the Operating Partnership, having a 30 percent interest and the Commingled Pension Trust Fund (Special Situation Property) of JPMorgan Chase Bank having a 70 percent interest, for the purpose of acquiring seven office buildings, aggregating 666,697 square feet, located in the towns of Andover, Bedford and Billerica, Massachusetts. Profits and losses are shared by the partners in proportion to their respective interests until the investment yields an 11 percent IRR, then sharing will shift to 40/60, and when the IRR reaches 15 percent, then sharing will shift to 50/50.

The Route 93 Participant is a joint venture between the Operating Partnership and a Gale affiliate. Profits and losses are shared by the partners under this venture in proportion to their respective interests until the investment yields an 11 percent IRR, then sharing will shift to 50/50.

The Route 93 Ventures have mortgage loans with an amount not to exceed $58.6 million, with a $39.4 million balance at December 31, 2006 collateralized by its office properties. The loan provides the venture the ability to draw additional monies for qualified leasing and capital improvement costs. The loan bears interest at a rate of LIBOR plus 220 basis points and matures on July 11, 2008, with three one-year extension options.

The Operating Partnership performs management and construction services for the properties owned by the Route 93 Ventures and recognized $17,800 for such services in the year ended December 31, 2006.

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

The operating agreement of M-C Kimball provides, among other things, for the Gale Participation Rights (of which Mr. Yeager has a direct 26 percent interest).

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

100 Kimball has a construction loan in an amount not to exceed $29 million, with a balance at December 31, 2006 of $15.3 million. The loan bears interest at a rate of LIBOR plus 195 basis points and matures on December 8, 2008 with a one-year extension option.

The Operating Partnership performs construction and development services for the property owned by 100 Kimball for which it recognized $271,000 in income (net of $6.6 million in direct costs) in the year ended December 31, 2006.

55 CORPORATE PARTNERS, LLC
On June 9, 2006, the Operating Partnership entered into a joint venture with a Gale Affiliate to form 55 Corporate Partners, LLC (“55 Corporate”). 55 Corporate was formed for the sole purpose of acquiring from a Gale Affiliate a 50 percent interest in SLG 55 Corporate Drive II, LLC (“SLG 55”), an entity indirectly holding a condominium interest in a vacant land parcel located in Bridgewater, New Jersey, which can accommodate development of an approximately 200,000 square foot office building. Sanofi-Aventis, which occupies neighboring buildings, has an option to cause the venture to construct the building, which it would lease on a long-term basis. Sanofi-Aventis is required to pay a penalty of $7 million, subject to certain conditions, in the event it fails to exercise the option by November 2007. The remaining 50 percent in SLG 55 is owned by SLG Gale 55 Corporate LLC, an affiliate of SL Green Realty Corp (“SLG Gale 55”).

The operating agreement of 55 Corporate provides, among other things, for the Gale Participation Rights (of which Mr. Yeager has a direct 26 percent interest). If Mr. Gale receives any commission payments with respect to a Sanofi lease on the development property, Mr. Gale has agreed to pay to Mr. Yeager 26 percent of such payments.

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

The operating agreement of M-C Vreeland provides, among other things, for the Gale Participation Rights (of which Mr. Yeager has a direct 15 percent interest).

The office property at 12 Vreeland is a 139,750 square foot office building that is fully leased to a single tenant through June 15, 2012. The property is subject to a mortgage loan, which matures on July 1, 2012, in the initial amount of $18.1 million bearing interest at 6.9 percent per annum. As of December 31, 2006 the outstanding balance on the mortgage note was $10.3 million.

Under the operating agreement of 12 Vreeland Associates, L.L.C., M-C Vreeland has a 50 percent interest, with S/K Florham Park Associates, L.L.C. (the managing member) and its affiliate holding the other 50 percent.

BOSTON-FILENES
On October 20, 2006, the Operating Partnership formed a joint venture (the “MC/Gale JV LLC”) with Gale International/426 Washington St. LLC (“Gale/426”), which, in turn, entered into a joint venture (the “Vornado JV LLC”) with VNO 426 Washington Street JV LLC (“Vornado”), an affiliate of Vornado Realty LP, which was formed to acquire and redevelop the Filenes property located in the Downtown Crossing district of Boston, Massachusetts (the “Filenes Property”).

On January 25, 2007, (i) each of M-C/Gale JV LLC, Gale and Washington Street Realty Member LLC (“JPM”) formed a joint venture (“JPM JV LLC”), (ii) M-C/Gale JV LLC assigned its entire 50 percent ownership interest in the Vornado JV LLC to JPM JV LLC, (iii) the Limited Liability Company Agreement of Vornado JV LLC was amended to reflect, among other things, the change in the ownership structure described in subsection (ii) above, and (iv) the Limited Liability Company Agreement of MC/Gale JV LLC was amended and restated to reflect, among other things, the change in the ownership structure described in subsection (ii) above. In January 2007, the Operating Partnership funded an additional $9.6 million in the venture. The Vornado JV LLC acquired the Filenes Property on January 29, 2007, for approximately $100 million.

As a result of the foregoing transactions, as of January 29, 2007, (i) the Filenes Property is owned by Vornado JV LLC, (ii) Vornado JV LLC is owned 50 percent by each of Vornado and JPM JV LLC, (iii) JPM JV LLC is owned 30 percent by M-C/Gale, 70 percent by JPM and managed by Gale/426, which has no ownership interest in JPM JV LLC, and (iv) MC/Gale JV LLC is owned 99.99 percent by the Operating Partnership and 0.01 percent by Gale/426. Thus, the Operating Partnership holds approximately a 15 percent indirect ownership interest in the Vornado JV LLC and the Filenes Property.

Distributions are made (i) by Vornado JV LLC in proportion to its members’ respective ownership interests, (ii) by JPM JV LLC (a) initially, in proportion to its members’ respective ownership interests until JPM’s investment yields an 11 percent IRR, (b) thereafter, 60/40 to JPM and MC/Gale JV LLC, respectively, until JPM’s investment yields a 15 percent IRR and (c) thereafter, 50/50 to JPM and MC/Gale JV LLC, respectively, and (iii) by MC/Gale JV LLC (w) initially, in proportion to its members’ respective ownership interests until each member has received a 10 percent IRR on its investment, (x) thereafter, 65/35 to the Operating Partnership and Gale/426, respectively, until the Operating Partnership’s investment yields a 15 percent IRR, (y) if by the time the Operating Partnership receives a 15 percent IRR on its investment, Gale/426 has not done so, 100 percent to Gale/426 until Gale/426’s investment yields a 15 percent IRR, and (z) thereafter, 50/50 to each of the Operating Partnership and Gale/426.

The joint venture’s current plans for the development of the Filenes Property include over 1.2 million square feet consisting of office, retail, condominium apartments, hotel and a garage. The project is subject to governmental approvals.

NKFGMS OWNERS, LLC
On December 28, 2006, the Operating Partnership contributed its facilities management business, which was acquired on May 9, 2006 as part of the Gale/Green Transactions, to a newly-formed joint venture called NKFGMS Owners, LLC. With the contribution, the Operating Partnership received $600,000 in cash and a 40 percent interest in the joint venture. The Operating Partnership and a joint venture partner agreed to loan up to $3 million in total to the venture from time to time until December 28, 2009, which shall be funded by each of the Operating Partnership and the joint venture partner on a pro-rata basis in an amount not to exceed $1.5 million, respectively. The joint venture operating agreement provides for, among other things, profits and losses generally to be allocated in proportion to each member’s interest. In connection with the Contribution, the Operating Partnership recognized a loss of approximately $1.5 million, which is included in gain (loss) on sale of land and other assets for the year ended December 31, 2006.

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the financial position of the unconsolidated joint ventures in which the Operating Partnership had investment interests as of December 31, 2006 and 2005: (dollars in thousands)

	December 31, 2006
			Plaza			Red Bank	Mack-	Princeton						NKFGMS
	Meadowlands	G&G	VIII & IX	Ramland	Harborside	Corporate	Gale-	Forrestal	Route 93	Gale	55	12	Boston-	Owners	Combined
	Xanadu	Martco	Associates	Realty	South Pier	Plaza	Green	Village	Portfolio	Kimball	Corporate	Vreeland	Filenes	LLC	Total
Assets:
Rental property, net	--	--	$ 11,404	$ 12,029	$ 69,302	$ 12,462	$ 480,905	$ 39,549	$ 54,620	$ 26,601	$ 8,500	$ 8,221	--	$ 239	$ 723,832
Other assets	--	--	1,408	950	11,485	3,309	75,392	25,015	7,189	654	--	909	$ 10,500	2,638	139,449
Total assets	--	--	$ 12,812	$ 12,979	$ 80,787	$ 15,771	$ 556,297	$ 64,564	$ 61,809	$ 27,255	$ 8,500	$ 9,130	$ 10,500	$ 2,877	$ 863,281
Liabilities and
partners’/members’
capital (deficit):
Mortgages, loans
payable and other
obligations	--	--	--	$ 14,936	$ 77,217	$ 8,673	$ 358,063	$ 47,761	$ 39,435	$ 15,350	--	$ 10,253	--	--	$ 571,688
Other liabilities	--	--	$ 532	254	1,045	8	39,525	6,553	836	--	--	--	--	$ 1,329	50,082
Partners’/members’
capital (deficit)	--	--	12,280	(2,211)	2,525	7,090	158,709	10,250	21,538	11,905	$ 8,500	(1,123)	$ 10,500	1,548	241,511
Total liabilities and
partners’/members’
capital (deficit)	--	--	$ 12,812	$ 12,979	$ 80,787	$ 15,771	$ 556,297	$ 64,564	$ 61,809	$ 27,255	$ 8,500	$ 9,130	$ 10,500	$ 2,877	$ 863,281
Operating Partnership’s
investment
in unconsolidated
joint ventures, net	--	--	$ 6,060	--	--	$ 3,647	$ 119,061	$ 2,560	$ 6,669	$ 1,024	$ 8,500	$ 7,130	$ 5,250	$ 400	$ 160,301

	December 31, 2005
			Plaza			Red Bank	Mack-	Princeton						NKFGMS
	Meadowlands	G&G	VIII & IX	Ramland	Harborside	Corporate	Gale-	Forrestal	Route 93	Gale	55	12	Boston-	Owners	Combined
	Xanadu	Martco	Associates	Realty	South Pier	Plaza	Green	Village	Portfolio	Kimball	Corporate	Vreeland	Filenes	LLC	Total
Assets:
Rental property, net	$390,488	$ 10,628	$12,024	$ 12,511	$ 74,466	--	--	--	--	--	--	--	--	--	$500,117
Other assets	171,029	6,427	1,661	1,188	11,393	--	--	--	--	--	--	--	--	--	191,698
Total assets	$561,517	$ 17,055	$13,685	$ 13,699	$ 85,859	--	--	--	--	--	--	--	--	--	691,815
Liabilities and
partners’/members’
capital (deficit):
Mortgages, loans
payable and other
obligations	--	$ 46,588	--	$ 14,936	$ 56,970	--	--	--	--	--	--	--	--	--	$118,494
Other liabilities	$ 60,447	876	$ 1,358	220	4,341	--	--	--	--	--	--	--	--	--	67,242
Partners’/members’
capital (deficit)	501,070	(30,409)	12,327	(1,457)	24,548	--	--	--	--	--	--	--	--	--	506,079
Total liabilities and
partners’/members’
capital (deficit)	$561,517	$ 17,055	$13,685	$ 13,699	$ 85,859	--	--	--	--	--	--	--	--	--	$691,815
Operating Partnership’s
investment
in unconsolidated
joint ventures, net	$ 34,640	$ 6,438	$ 6,084	$ --	$ 14,976	--	--	--	--	--	--	--	--	--	$ 62,138

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Operating Partnership had investment interests during the years ended December 31, 2006, 2005 and 2004: (dollars in thousands)

	Year Ended December 31, 2006
				Plaza				Red Bank	Mack-	Princeton
Meadowlands			G&G	VIII & IX	Ramland	Ashford	Harborside	Corporate	Green-	Forrestal	Route 93	Gale	55	12	Combined
	Xanadu	HPMC	Martco	Associates	Realty	Loop	South Pier	Plaza	Gale	Village	Portfolio	Kimball	Corporate	Vreeland	Total
Total revenues	--	--	$ 5,990	$ 755	$ 2,158	--	$ 39,268	$ 15	$ 44,121	$ 8,904	$ 3,609	$ 4	--	$ 2,102	$106,926
Operating and
other expenses	--	--	(2,702)	(186)	(1,497)	--	(23,533)	--	(19,639)	(5,832)	(1,502)	(1)	--	(76)	(54,968)
Depreciation and
amortization	--	--	(1,216)	(616)	(836)	--	(5,853)	--	(21,129)	(2,883)	(811)	--	--	(352)	(33,696)
Interest expense	--	--	(2,499)	--	(1,029)	--	(3,962)	--	(17,117)	(3,059)	(1,890)	--	--	(755)	(30,311)

Net income	--	--	$ (427)	$ (47)	$ (1,204)	--	$ 5,920	$ 15	$(13,764)	$ (2,870)	$ (594)	$ 3	--	$ 919	$ (12,049)
Operating Partnership’s
equity in
earnings (loss)
of unconsolidated
joint ventures	$(1,876)	--	$ (930)	$ (24)	$ (225)		$ 2,820	--	$ (4,945)	$ (436)	$ (148)	--		$ 208	$ (5,556)

	Year Ended December 31, 2005
				Plaza				Red Bank	Mack-	Princeton
Meadowlands			G&G	VIII & IX	Ramland	Ashford	Harborside	Corporate	Green-	Forrestal	Route 93	Gale	55	12	Combined
	Xanadu	HPMC	Martco	Associates	Realty	Loop	South Pier	Plaza	Gale	Village	Portfolio	Kimball	Corporate	Vreeland	Total
Total revenues	--	--	$ 6,767	$ 396	$ 2,028	--	$ 35,198	--	--	--	--	--	--	--	$ 44,389
Operating and
other expenses	--	--	(3,662)	(169)	(1,407)	--	(22,251)	--	--	--	--	--	--	--	(27,489)
Depreciation and
amortization	--	--	(1,205)	(616)	(638)	--	(5,778)	--	--	--	--	--	--	--	(8,237)
Interest expense	--	--	(2,270)	--	(759)	--	(4,176)	--	--	--	--	--	--	--	(7,205)

Net income	--		$ (370)	$ (389)	$ (776)	--	$ 2,993	--	--	--	--	--	--	--	$ 1,458
Operating Partnership’s
equity in
earnings (loss)
of unconsolidated
joint ventures	--	--	$(1,219)	$(196)	--	$ (30)	$ 1,693	--	--	--	--	--	--	--	$ 248

	Year Ended December 31, 2004
				Plaza				Red Bank	Mack-	Princeton
Meadowlands			G&G	VIII & IX	Ramland	Ashford	Harborside	Corporate	Green-	Forrestal	Route 93	Gale	55	12	Combined
	Xanadu	HPMC	Martco	Associates	Realty	Loop	South Pier	Plaza	Gale	Village	Portfolio	Kimball	Corporate	Vreeland	Total
Total revenues	--	$ 10,755	$ 7,113	$ 91	$ 1,958	$ 2,937	$ 30,345	--	--	--	--	--	--	--	$ 53,199
Operating and
other expenses	--	(259)	(3,676)	(166)	(1,516)	(3,403)	(19,613)	--	--	--	--	--	--	--	(28,633)
Depreciation and
amortization	--	--	(1,002)	(616)	(630)	(25,550)	(5,767)	--	--	--	--	--	--	--	(33,565)
Interest expense	--	--	(1,342)	--	(479)	--	(3,146)	--	--	--	--	--	--	--	(4,967)

Net income	--	$ 10,496	$ 1,093	$ (691)	$ (667)	$(26,016)	$ 1,819	--	--	--	--	--	--	--	$(13,966)
Operating Partnership’s
equity in
earnings (loss)
of unconsolidated
joint ventures	--	$ 661	$ 730	$ (346)	$ (600)	$ (5,203)	$ 872	--	--	--	--	--	--	--	$ (3,886)

5.	DEFERRED CHARGES AND OTHER ASSETS

	December 31,
(dollars in thousands)	2006	2005
Deferred leasing costs	$184,175	$182,975
Deferred financing costs	21,252	21,764
	205,427	204,739
Accumulated amortization	(76,407)	(73,410)
Deferred charges, net	129,020	131,329
Notes receivable	11,769	11,919
In-place lease values and related intangible assets, net	58,495	37,028
Prepaid expenses and other assets, net	41,353	17,358

Total deferred charges and other assets, net	$240,637	$197,634

6.	RESTRICTED CASH

Restricted cash includes security deposits for certain of the Operating Partnership’s properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following: (dollars in thousands)

	December 31,
	2006	2005
Security deposits	$8,496	$8,398
Escrow and other reserve funds	6,952	823

Total restricted cash	$15,448	$9,221

7.	DISCONTINUED OPERATIONS

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

On August 9, 2006, the Operating Partnership entered into an agreement to sell its entire Colorado portfolio, which consists of 19 office buildings totaling approximately 1.4 million square feet, plus 7.1 acres of vacant land and a 1.6 acre site being developed for additional parking at one of the office buildings. On November 10, 2006, the Operating Partnership completed the sale of the portfolio, received net sales proceeds of approximately $193.4 million, and recognized a gain of approximately $28.3 million on the sale.

On September 25, 2006, the Operating Partnership entered into an agreement to sell its California portfolio, which consists of two office buildings totaling approximately 450,891 square feet. On December 21, 2006, the Operating Partnership completed the sale of the portfolio, received net sales proceeds of $124.2 million, and recognized a gain of approximately $26.4 million on the sale.

As the Operating Partnership sold 111 East Shore Road and 600 Community Drive in North Hempstead, New York; 210 South 16th Street in Omaha, Nebraska; 3600 South Yosemite in Denver, Colorado; 201 Willowbrook Boulevard in Wayne, New Jersey; 1122 Alma Road in Richardson, Texas; and 3 Skyline Drive in Hawthorne, New York during the year ended December 31, 2005; and 3030 L.B.J. Freeway in Dallas, Texas; 84 N.E. Loop 410 in San Antonio, Texas; and 340 Mt. Kemble Avenue in Morris Township, New Jersey during the year ended December 31, 2004; the Operating Partnership has presented these assets as discontinued operations in the statement of operations for all periods presented.

There are no properties identified as held for sale as of December 31, 2006.

The following tables summarize income from discontinued operations and the related realized gains (losses) and unrealized losses on disposition of rental property, net for the years ended December 31, 2006, 2005 and 2004: (dollars in thousands)

	Year Ended December 31,
	2006	2005	2004
Total revenues	$35,348	$48,527	$65,916
Operating and other expenses	(15,166)	(18,818)	(24,872)
Depreciation and amortization	(7,090)	(12,506)	(15,477)
Interest expense (net of interest income)	102	42	(407)

Income from discontinued operations	$13,194	$17,245	$25,160
	Year Ended December 31,
	2006	2005	2004
Realized gains (losses) on disposition of rental property, net	$59,605	$7,136	$11,130
Unrealized losses on disposition of rental property	--	(1,614)	(11,856)

Realized gains (losses) and unrealized losses on disposition
of rental property, net	$59,605	$5,522	$(726)

8.	SENIOR UNSECURED NOTES

A summary of the Operating Partnership’s senior unsecured notes as of December 31, 2006 and 2005 is as follows: (dollars in thousands)

	December 31,		Effective
	2006	2005	Rate (1)
7.250% Senior Unsecured Notes, due March 15, 2009	$299,481	$299,246	7.49%
5.050% Senior Unsecured Notes, due April 15, 2010	149,819	149,765	5.27%
7.835% Senior Unsecured Notes, due December 15, 2010	15,000	15,000	7.95%
7.750% Senior Unsecured Notes, due February 15, 2011	299,295	299,122	7.93%
5.250% Senior Unsecured Notes, due January 15, 2012	99,015	--	5.46%
6.150% Senior Unsecured Notes, due December 15, 2012	91,981	91,488	6.89%
5.820% Senior Unsecured Notes, due March 15, 2013	25,420	25,309	6.45%
4.600% Senior Unsecured Notes, due June 15, 2013	99,815	99,787	4.74%
5.125% Senior Unsecured Notes, due February 15, 2014	201,708	201,948	5.11%
5.125% Senior Unsecured Notes, due January 15, 2015	149,256	149,164	5.30%
5.800% Senior Unsecured Notes, due January 15, 2016	200,692	99,680	5.81%

Total Senior Unsecured Notes	$1,631,482	$1,430,509	6.28%

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

On November 15, 2005, the Operating Partnership issued $100 million face amount of 5.80 percent senior unsecured notes due January 15, 2016 with interest payable semi-annually in arrears. The proceeds from the issuance (net of selling commissions and discount) of approximately $99 million were used to reduce outstanding borrowings under the Operating Partnership’s unsecured facility.

On April 15, 2005, the Operating Partnership issued $150 million face amount of 5.05 percent senior unsecured notes due April 15, 2010 with interest payable semi-annually in arrears. The proceeds from the issuance (net of selling commissions and discount) of approximately $148.8 million were used to reduce outstanding borrowings under the Operating Partnership’s unsecured facility.

On January 25, 2005, the Operating Partnership issued $150 million face amount of 5.125 percent senior unsecured notes due January 15, 2015 with interest payable semi-annually in arrears. The proceeds from the issuance (including premium and net of selling commissions) of approximately $148.1 million were used primarily to reduce outstanding borrowings under the Operating Partnership’s unsecured facility.

9.	UNSECURED REVOLVING CREDIT FACILITY

The Operating Partnership has an unsecured revolving credit facility with a borrowing capacity of $600 million (expandable to $800 million). The interest rate on outstanding borrowings (not electing the Operating Partnership’s competitive bid feature) under the unsecured facility is currently LIBOR plus 65 basis points. The facility has a competitive bid feature, which allows the Operating Partnership to solicit bids from lenders under the facility to borrow up to $300 million at interest rates less than the current LIBOR plus 65 basis point spread. As of December 31, 2006, the Operating Partnership’s outstanding borrowings carried a weighted average interest rate of LIBOR plus 41 basis points. The Operating Partnership may also elect an interest rate representing the higher of the lender’s prime rate or the Federal Funds rate plus 50 basis points. The unsecured facility, which also requires a 15 basis point facility fee on the current borrowing capacity payable quarterly in arrears, is scheduled to mature in November 2009 and has an extension option of one year, which would require a payment of 25 basis points of the then borrowing capacity of the facility upon exercise.

The interest rate and the facility fee are subject to adjustment, on a sliding scale, based upon the operating partnership’s unsecured debt ratings. In the event of a change in the Operating Partnership’s unsecured debt rating, the interest and facility fee rates will be adjusted in accordance with the following table:

Operating Partnership’s	Interest Rate -
Unsecured Debt Ratings:	Applicable Basis Points	Facility Fee
S&P Moody’s/Fitch (a)	Above LIBOR	Basis Points
No ratings or less than BBB-/Baa3/BBB-	112.5	25.0
BBB-/Baa3/BBB-	80.0	20.0
BBB/Baa2/BBB (current)	65.0	15.0
BBB+/Baa1/BBB+	55.0	15.0
A-/A3/A- or higher	50.0	15.0

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

SUMMARY
As of December 31, 2006 and 2005, the Operating Partnership had outstanding borrowings of $145 million and $227 million, respectively, under its unsecured revolving credit facility.

10.	MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Operating Partnership has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Operating Partnership’s rental properties. As of December 31, 2006, 20 of the Operating Partnership’s properties, with a total book value of approximately $600.9 million, are encumbered by the Operating Partnership’s mortgages and loans payable. Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

A summary of the Operating Partnership’s mortgages, loans payable and other obligations as of December 31, 2006 and 2005 is as follows: (dollars in thousands)

		Effective	Principal Balance at
		Interest	December 31,
Property Name	Lender	Rate (a)	2006	2005	Maturity
Mack-Cali Airport	Allstate Life Insurance Co.	7.05%	$ 9,422	$ 9,644	04/01/07 (b)
6303 Ivy Lane	State Farm Life Insurance Co.	5.57%	6,020	--	07/01/07 (c)
6404 Ivy Lane	TIAA	5.58%	13,665	--	08/01/08
Assumed obligations	Various	4.90%	38,742	53,241	05/01/09 (d)
Various (e)	Prudential Insurance Co.	4.84%	150,000	150,000	01/15/10
105 Challenger Road	Archon Financial CMBS	6.24%	18,748	--	06/06/10
2200 Renaissance Boulevard	TIAA	5.89%	17,819	18,174	12/01/12
Soundview Plaza	TIAA	6.02%	18,013	18,427	01/01/13
9200 Edmonston Road	Principal Commercial Funding, L.L.C.	5.53%	5,232	--	05/01/13
6305 Ivy Lane	John Hancock Life Insurance Co.	5.53%	7,285	--	01/01/14
395 West Passaic	State Farm Life Insurance Co.	6.00%	12,996	--	05/01/14
6301 Ivy Lane	John Hancock Life Insurance Co.	5.52%	6,821	--	07/01/14
35 Waterview	Wachovia CMBS	6.35%	20,318	--	08/11/14
500 West Putnam Avenue	New York Life Ins. Co.	5.57%	25,000	25,000	01/10/16
23 Main Street	JP Morgan CMBS	5.59%	33,396	33,500	09/01/18
Harborside - Plaza 2 and 3	Northwestern/Principal	--	--	144,642	01/01/06 (f)
Monmouth Executive Center	Lehman Brothers CMBS	--	--	16,044	09/01/06 (g)

Total Mortgages, loans payable and other obligations:			$383,477	$468,672

(a) Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs and other transaction costs, as applicable.

(b) On February 5, 2007, the Operating Partnership repaid this mortgage loan at par, using available cash.
(c) On February 15, 2007, the Operating Partnership repaid this mortgage loan at par, using available cash.
(d) The obligations mature at various times through May 2009.
(e) Mortgage is collateralized by seven properties.
(f) On January 3, 2006, the Operating Partnership repaid this mortgage loan at par, using borrowings under the Unsecured Facility.
(g) On August 1, 2006, the Operating Partnership repaid the loan at par, using borrowings under the Operating Partnership’s revolving credit facility.

SCHEDULED PRINCIPAL PAYMENTS
Scheduled principal payments and related weighted average annual interest rates for the Operating Partnership’s senior unsecured notes (see Note 8), unsecured revolving credit facility and mortgages, loans payable and other obligations as of December 31, 2006 are as follows: (dollars in thousands)

				Weighted Avg.
	Scheduled	Principal		Interest Rate of
Period	Amortization	Maturities	Total	Future Repayments (a)
2007	$19,126	$15,152	$34,278	5.67%
2008	17,971	12,563	30,534	5.25%
2009	10,100	445,000	455,100	6.89%
2010	2,795	334,500	337,295	5.26%
2011	3,580	300,000	303,580	7.91%
Thereafter	11,685	993,091	1,004,776	5.57%
Sub-total	65,257	2,100,306	2,165,563	6.11%
Adjustment for unamortized debt
discount/premium, net, as of
December 31, 2006	(5,604)	--	(5,604)	--

Totals/Weighted Average	$59,653	$2,100,306	$2,159,959	6.11%

(a)
Actual weighted average LIBOR contract rates relating to the Operating Partnership’s outstanding debt as of December 31, 2005 of 5.35 percent was used in calculating revolving credit facility and other variable rate debt interest rates.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED
Cash paid for interest for the years ended December 31, 2006, 2005 and 2004 was $132,904,000, $115,359,000 and $110,092,000, respectively. Interest capitalized by the Operating Partnership for the years ended December 31, 2006, 2005 and 2004 was $6,058,000, $5,518,000 and $3,920,000, respectively.

SUMMARY OF INDEBTEDNESS
As of December 31, 2006, the Operating Partnership’s total indebtedness of $2,159,959,000 (weighted average interest rate of 6.11 percent) was comprised of $145,000,000 of revolving credit facility borrowings (weighted average rate of 5.76 percent) and fixed rate debt and other obligations of $2,014,959,000 (weighted average rate of 6.14 percent).

As of December 31, 2005, the Operating Partnership’s total indebtedness of $2,126,181,000 (weighted average interest rate of 6.15 percent) was comprised of $227,000,000 of revolving credit facility borrowings (weighted average rate of 4.84 percent) and fixed rate debt and other obligations of $1,899,181,000 (weighted average rate of 6.30 percent).

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

GENERAL PARTNER:

COMMON STOCK
On February 7, 2007, the Corporation completed an underwritten offer and sale of 4,650,000 shares of its common stock and used the net proceeds, which totaled approximately $252 million (after offering costs), primarily to pay down the outstanding borrowings under the Operating Partnership’s revolving credit facility and for general corporate purposes. Concurrent with this transaction, the Corporation purchased from the Operating Partnership 4,650,000 of its outstanding common units for approximately $252 million.

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

The Series C Preferred Stock has preference rights with respect to liquidation and distributions over the common stock. Holders of the Series C Preferred Stock, except under certain limited conditions, will not be entitled to vote on any matters. In the event of a cumulative arrearage equal to six quarterly dividends, holders of the Series C Preferred Stock will have the right to elect two additional members to serve on the Corporation’s Board of Directors until dividends have been paid in full. At December 31, 2006, there were no dividends in arrears. The Corporation may issue unlimited additional preferred stock ranking on a parity with the Series C Preferred Stock but may not issue any preferred stock senior to the Series C Preferred Stock without the consent of two-thirds of its holders. The Series C Preferred Stock is essentially on an equivalent basis in priority with the Preferred Units.

Except under certain conditions relating to the Corporation’s qualification as a REIT, the Series C Preferred Stock is not redeemable prior to March 14, 2008. On and after such date, the Series C Preferred Stock will be redeemable at the option of the Corporation, in whole or in part, at $25 per depositary share, plus accrued and unpaid dividends.

REPURCHASE OF GENERAL PARTNER UNITS
The Corporation has authorization to repurchase up to $45.5 million of its outstanding common stock, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

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

STOCK OPTION PLANS
In May 2004, the Corporation established the 2004 Incentive Stock Plan under which a total of 2,500,000 shares have been reserved for issuance. No options have been granted through December 31, 2006 under this plan. In September 2000, the Corporation established the 2000 Employee Stock Option Plan (“2000 Employee Plan”) and the Amended and Restated 2000 Director Stock Option Plan (“2000 Director Plan”). In May 2002, shareholders of the Corporation approved amendments to both plans to increase the total shares reserved for issuance under both of the 2000 plans from 2,700,000 to 4,350,000 shares of the Corporation’s common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan). In 1994, and as subsequently amended, the Corporation established the Mack-Cali Employee Stock Option Plan (“Employee Plan”) and the

Mack-Cali Director Stock Option Plan (“Director Plan”) under which a total of 5,380,188 shares (subject to adjustment) of the Corporation’s common stock had been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan). As the Employee Plan and Director Plan expired in 2004, stock options may no longer be issued under those plans. Stock options granted under the Employee Plan in 1994 and 1995 became exercisable over a three-year period. Stock options granted under the 2000 Employee Plan and those options granted subsequent to 1995 under the Employee Plan become exercisable over a five-year period. All stock options granted under both the 2000 Director Plan and Director Plan become exercisable in one year. All options were granted at the fair market value at the dates of grant and have terms of ten years. As of December 31, 2006 and December 31, 2005, the stock options outstanding had a weighted average remaining contractual life of approximately 4.7 and 5.7 years, respectively. Stock options exercisable at December 31, 2006 and December 31, 2005 had a weighted average remaining contractual life of approximately 4.5 and 5.2 years, respectively.

Information regarding the Corporation’s stock option plans is summarized below:

		Weighted	Aggregate
	Shares	Average	Intrinsic
	Under	Exercise	Value
	Options	Price	$(000’s)
Outstanding at January 1, 2004	2,990,135	$30.56
Granted	10,000	$38.07
Exercised	(1,250,864)	$32.40
Lapsed or canceled	(45,640)	$28.49
Outstanding at December 31, 2004	1,703,631	$29.31
Granted	5,000	$45.47
Exercised	(574,506)	$28.92
Lapsed or canceled	(50,540)	$28.60
Outstanding at December 31, 2005	1,083,585	$29.63
Exercised	(352,699)	$29.65
Lapsed or canceled	(40,580)	$28.53
Outstanding at December 31, 2006 ($24.63 - $45.47)	690,306	$29.68	$14,717
Options exercisable at December 31, 2005	782,905	$29.96	$10,366
Options exercisable at December 31, 2006	571,026	$29.94	$12,017
Available for grant at December 31, 2005	4,590,098
Available for grant at December 31, 2006	4,547,214	--	--

The weighted average fair value of options granted during 2005 and 2004 was $3.62 and $3.28 per option. The fair value of each significant option grant is estimated on the date of grant using the Black-Scholes model. The following weighted average assumptions are included in the Corporation’s fair value calculations of stock options granted in 2005 and 2004:

	2005	2004
Expected life (in years)	6	6
Risk-free interest rate	3.97%	3.74%
Volatility	15.00%	19.50%
Dividend yield	5.54%	6.65%

No stock options were granted during the year ended December 31, 2006.

Cash received from options exercised under all stock option plans was $10.5 million, $16.6 million and $40.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $6.2 million, $9.1 million and $12.3 million, respectively. The Corporation has a policy of issuing new shares to satisfy stock option exercises.

The Operating Partnership recognized stock options expense of $465,000, $448,000 and $415,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Included in stock options expense for the year ended December 31, 2006 was a stock option charge of $323,000, which resulted from the accelerated vesting of 16,840 unvested options during the year ended December 31, 2006. As of December 31, 2006, the Corporation had 4.4 million of total unrecognized compensation cost related to unvested stock compensation granted under the Corporation’s stock compensation plans. That cost is expected to be recognized over a weighted average period of 1.8 years.

STOCK COMPENSATION
The Corporation has granted stock awards (“Restricted Stock Awards”) to officers, certain other employees, and non-employee members of the Board of Directors of the Corporation, which allow the holders to each receive a certain amount of shares of the Corporation’s common stock generally over a one to five-year vesting period and generally based on time and service, of which 216,620 shares were outstanding at December 31, 2006. Of the outstanding Restricted Stock Awards granted to executive officers and senior management, 93,746 are contingent upon the Corporation meeting certain performance and/or stock price appreciation objectives. All Restricted Stock Awards provided to the officers and certain other employees were granted under the 2000 Employee Plan and the Employee Plan. Restricted Stock Awards granted to directors were granted under the 2000 Director Plan.

Information regarding the Restricted Stock Awards is summarized below:

		Weighted-Average
		Grant - Date
	Shares	Fair Value
Outstanding at January 1, 2004	280,869	$ 32.51
Granted (a)	47,056	$ 40.51
Vested	(109,938)	$ 35.17
Forfeited	(19,284)	$ 29.84
Outstanding at December 31, 2004	198,703	$ 33.19
Granted (b)	165,660	$ 43.41
Vested	(109,419)	$ 40.36
Forfeited	(8,000)	$ 43.85
Outstanding at December 31, 2005	246,944	$ 37.17
Granted (c)	81,034	$ 52.94
Vested	(102,808)	$ 43.72
Forfeited	(8,550)	$ 43.59

Outstanding at December 31, 2006	216,620	$ 39.78

(a) Included in the 47,056 Restricted Stock Awards granted in 2004 were 34,056 awards granted to the Corporation’s four executive officers, Mitchell E. Hersh, Barry Lefkowitz, Roger W. Thomas and Michael Grossman.

(b) Included in the 165,660 Restricted Stock Awards granted in 2005 were 37,960 awards granted to the Corporation’s four executive officers, Mitchell E. Hersh, Barry Lefkowitz, Roger W. Thomas and Michael Grossman.

(c) Included in the 81,034 Restricted Stock Awards granted in 2006 were 67,834 awards granted to the Corporation’s five executive officers, Mitchell E. Hersh, Barry Lefkowitz, Roger W. Thomas, Michael Grossman and Mark Yeager.

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

During the years ended December 31, 2006, 2005 and 2004, 6,266, 6,655 and 6,230 deferred stock units were earned, respectively. As of December 31, 2006 and 2005, there were 37,263 and 30,903 director stock units outstanding, respectively.

LIMITED PARTNERS’ CAPITAL:
Minority interests in the accompanying consolidated financial statements relate to (i) preferred units (“Preferred Units”) and common units in the Operating Partnership, held by parties other than the Corporation, and (ii) interests in consolidated joint ventures for the portion of such properties not owned by the Operating Partnership.

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

COMMON UNITS
Certain individuals and entities own common units in the Operating Partnership. A common unit and a share of common stock of the Corporation have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the Operating Partnership. Common units are redeemable by the common unitholders at their option, subject to certain restrictions, on the basis of one common unit for either one share of common stock or cash equal to the fair market value of a share at the time of the redemption. The Corporation has the option to deliver shares of common stock in exchange for all or any portion of the cash requested. The common unitholders may not put the units for cash to the Corporation or the Operating Partnership. When a unitholder redeems a common unit for common stock of the Corporation limited partners’ capital is reduced and the General Partner’s capital is increased.

As of December 31, 2006, 2005 and 2004, the Operating Partnership had 15,342,283, 13,650,439 and 7,616,447 common units outstanding, respectively.

EARNINGS PER UNIT
Basic EPU excludes dilution and is computed by dividing net income available to common unitholders by the weighted average number of units outstanding for the period. Diluted EPU reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units.

The following information presents the Operating Partnership’s results for the years ended December 31, 2006, 2005 and 2004 in accordance with FASB No. 128: (dollars in thousands)

	Year Ended December 31,
Computation of Basic EPU	2006	2005	2004
Income from continuing operations	$106,893	$95,352	$106,556
Deduct: Preferred unit distributions	(2,000)	(5,909)	(17,636)
Income from continuing operations available to common unitholders	104,893	89,443	88,920
Income from discontinued operations	72,799	22,767	24,434
Net income available to common unitholders	$177,692	$112,210	$113,354

Weighted average common units	77,523	73,729	68,110

Basic EPU:
Income from continuing operations	$1.35	$1.21	$1.30
Income from discontinued operations	0.94	0.31	0.36
Net income available to common unitholders	$2.29	$1.52	$1.66

	Year Ended December 31,
Computation of Diluted EPU	2006	2005	2004
Income from continuing operations available to common unitholders	104,893	89,445	88,920
Income from discontinued operations for diluted earnings per unit	72,799	22,765	24,434
Net income available to common unitholders	$177,692	$112,210	$113,354

Weighted average common units	77,901	74,189	68,743

Diluted EPU:
Income from continuing operations	$1.35	$1.20	$1.29
Income from discontinued operations	0.93	0.31	0.36
Net income available to common unitholders	$2.28	$1.51	$1.65

The following schedule reconciles the units used in the basic EPU calculation to the units used in the diluted EPU calculation:

	Year Ended December 31,
	2006	2005	2004
Basic EPU units	77,523	73,729	68,110
Add: Stock options	310	401	569
Restricted Stock Awards	68	59	58
Stock Warrants	--	--	6
Diluted EPU Units	77,901	74,189	68,743

Not included in the computations of diluted EPU were 0, 1,507, and 0 stock options as such securities were anti-dilutive during the years ended December 31, 2006, 2005 and 2004, respectively. Also excluded from diluted EPU computations were 1,530,105 and 6,205,426 Series B Preferred Units, on an as converted basis into common units, as such securities were anti-dilutive during the years ended December 31, 2005 and 2004, respectively. Unvested restricted stock outstanding as of December 31, 2006, 2005 and 2004 were 216,620, 246,944 and 198,703, respectively.

12. CONSOLIDATED JOINT VENTURES

The Operating Partnership has ownership interests in certain joint ventures which it consolidates. Various entities and/or individuals hold minority interests in many of these ventures.

13.	EMPLOYEE BENEFIT 401(k) PLAN

Employees of the Corporation, other than those assigned to the Gale Company and affiliated employers, who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan (the “401(k) Plan”). The 401(k) Plan allows eligible employees to defer from 1 to 30 percent of their annual compensation, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Corporation, at management’s discretion, may match employee contributions and/or make discretionary contributions. Total expense recognized by the Operating Partnership for the 401(k) Plan for each of the three years ended December 31, 2006, 2005 and 2004 was $400,000.

All employees of the Gale Company and other affiliated participating employers, other than certain employees who are represented for collective bargaining purposes by a labor organization, who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan (the “Gale Plan”). The Gale Plan allows eligible employees to defer from their annual compensation, the maximum amount permitted under federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Gale Company or the participant’s employer matches the employee’s deferral at the rate of 50 percent on the first six percent of the employee’s annual compensation for employees who have at least 1,000 hours of service and are employed on the last day of the plan year. In addition, the Corporation, at management’s discretion, may make discretionary contributions. Participants become 50 percent vested in employer contributions after two years of service and become 100 percent vested after three years of service. Total expense recognized after the completion of the Gale/Green Transactions by the Operating Partnership for the Gale Plan for the year ended December 31, 2006 was $370,000.

14.	DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Operating Partnership could realize on disposition of the financial instruments at December 31, 2006 and 2005. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, marketable securities, receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of December 31, 2006 and 2005.

The fair value of the fixed-rate mortgage debt and unsecured notes as of December 31, 2006 approximated the book value of approximately $2.0 billion. As of December 31, 2005, the fair value of fixed-rate mortgage debt and unsecured notes was approximately $39.4 million higher than the book value of approximately $1.9 billion. The fair value of the mortgage debt and the unsecured notes was determined by discounting the future contractual interest and principal payments by a market rate.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2006 and 2005. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2006 and current estimates of fair value may differ significantly from the amounts presented herein.

15.	COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS
Harborside Financial Center
Pursuant to agreements with the City of Jersey City, New Jersey, the Operating Partnership is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties located in Jersey City, as follows:

The Harborside Plaza 4-A agreement, which commenced in 2000, is for a term of 20 years. The PILOT is equal to two percent of Total Project costs, as defined, and increases by 10 percent in years 7, 10 and 13 and by 50 percent in year 16. Total Project costs, as defined, are $45.5 million. The PILOT totaled $910,000 for each of the years ended December 31, 2006, 2005 and 2004.

The Harborside Plaza 5 agreement, as amended, which commenced in 2002 upon substantial completion of the property, as defined, is for a term of 20 years. The PILOT is equal to two percent of Total Project Costs. Total Project Costs, as defined, are $159.6 million. The PILOT totaled $3.2, $3.2 and $3.2 million for each of the years ended December 31, 2006, 2005 and 2004.

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

OPERATING LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable operating leases under which the Operating Partnership is the lessee, as of December 31, 2006, are as follows: (dollars in thousands)

Year	Amount
2007	$412
2008	68
2009	16
2010	3

Total	$499

GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Operating Partnership is the lessee, as of December 31, 2006, are as follows: (dollars in thousands)

Year	Amount
2007	$ 508
2008	486
2009	501
2010	501
2011	501
2012 through 2084	35,453

Total	$37,950

Ground lease expense incurred by the Operating Partnership during the years ended December 31, 2006, 2005 and 2004 amounted to $698,000, $606,000 and $583,000, respectively.

OTHER
The Operating Partnership may not dispose of or distribute certain of its properties, currently comprising 50 properties with an aggregate net book value of approximately $1.3 billion, which were originally contributed by members of either the Mack Group (which includes William L. Mack, Chairman of the Corporation’s Board of Directors; David S. Mack, a director of the Corporation; Earle I. Mack, a former director of the Corporation; and Mitchell E. Hersh, president, chief executive officer and a director of the Corporation), the Robert Martin Group (which includes, Robert F. Weinberg a director of the Corporation; Martin S. Berger, a former director of the Corporation; and Timothy M. Jones, former president of the Corporation), the Cali Group (which includes John R. Cali, a director of the Corporation, and John J. Cali, a former director of the Corporation) or certain other common unitholders without the express written consent of a representative of the Mack Group, the Robert Martin Group, the Cali Group or the specific certain other common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate Mack Group, Robert Martin Group, Cali Group members or the specific certain other common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”). The aforementioned restrictions do not apply in the event that the Operating Partnership sells all of its properties or in connection with a sale transaction which the Corporation’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Corporation or the Operating Partnership or to cure any material monetary default on any mortgage secured by a property. The Property Lock-Ups expire periodically through 2016. Upon the expiration of the Property Lock-Ups, the Operating Partnership is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate Mack Group, Robert Martin Group, Cali Group members or the specific certain other common unitholders. 88 of our properties, with an aggregate net book value of approximately $809.0 million, have lapsed restrictions and are subject to these conditions.

16.	TENANT LEASES

The Properties are leased to tenants under operating leases with various expiration dates through 2026. Substantially all of the leases provide for annual base rents plus recoveries and escalation charges based upon the tenant’s proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass-through of charges for electrical usage.

Future minimum rentals to be received under non-cancelable operating leases at December 31, 2006 are as follows: (dollars in thousands)

Year	Amount
2007	$ 550,259
2008	510,918
2009	463,182
2010	408,125
2011	340,610
2012 and thereafter	1,016,936

Total	$3,290,030

17.	SEGMENT REPORTING

The Operating Partnership operates in two business segments: (i) real estate and (ii) construction services. The Operating Partnership provides leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio. In May 2006, in conjunction with the Operating Partnership’s acquisition of the Gale Company and related businesses, the Operating Partnership acquired a business specializing solely in construction and related services whose operations comprise the Operating Partnership’s construction services segment. Included in the Operating Partnership’s revenues for the year ended December 31, 2006 was $4,806,000 derived from foreign countries. The Operating Partnership had no long lived assets in foreign locations as of December 31, 2006 and December 31, 2005. The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Operating Partnership evaluates performance based upon net operating income from the combined properties in the real estate segment and net operating income from its construction services segment.

Selected results of operations for the years ended December 31, 2006, 2005 and 2004 and selected asset information as of December 31, 2006 and 2005 regarding the Operating Partnership’s operating segments are as follows: (dollars in thousands)

	Real Estate	Construction Services	Corporate & Other (d)	Total Operating Partnership
Total revenues:
2006	$676,593	$56,582	$7,134	$740,309
2005	597,381	--	2,750	600,131
2004	533,358	--	3,881	537,239

Total operating and interest expenses (a):
2006	$260,736	$55,871	$176,087	$492,694	(e	)
2005	210,445	--	150,950	361,395	(f	)
2004	168,433	--	141,987	310,420	(g	)

Equity in earnings of unconsolidated
joint ventures:
2006	$(5,556)	$--	$--	$(5,556)
2005	248	--	--	248
2004	(3,886)	--	--	(3,886)

Net operating income (b):
2006	$410,301	$711	$(168,953)	$242,059	(e	)
2005	387,184	--	(148,200)	238,984	(f	)
2004	361,039	--	(138,106)	222,933	(g	)

Total assets:
2006	$4,281,222	$28,353	$113,314	$4,422,889
2005	4,097,098	--	150,404	4,247,502

Total long-lived assets (c):
2006	$4,036,393	$--	$1,550	$4,037,943
2005	3,921,536	--	2,066	3,923,602

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

(e)	Excludes $160,859 of depreciation and amortization.
(f)	Excludes $143,593 of depreciation and amortization.
(g)	Excludes $117,097 of depreciation and amortization.

18.	RELATED PARTY TRANSACTIONS

William L. Mack, Chairman of the Board of Directors of the Corporation (“W. Mack”), David S. Mack, a director of the Corporation, and Earle I. Mack, a former director of the Corporation (“E. Mack”), are the executive officers, directors and stockholders of a corporation that leases approximately 7,801 square feet at one of the Operating Partnership’s office properties, which is scheduled to expire in November 2008. The Operating Partnership has recognized $228,000, $242,000 and $227,000 in revenue under this lease for the years ended December 31, 2006, 2005 and 2004, respectively, and had no accounts receivable from the corporation as of December 31, 2006 and 2005.

The Operating Partnership has conducted business with certain entities (“RMC Entity” or “RMC Entities”), whose principals include Timothy M. Jones, Robert F. Weinberg and Martin S. Berger, each of whom are affiliated with the Operating Partnership as the former president of the Corporation, a current member of the Board of Directors of the Corporation and a former member of the Board of Directors of the Corporation, respectively. In connection with the Operating Partnership’s acquisition of 65 Class A properties from The Robert Martin Company (“Robert Martin”) on January 31, 1997, as subsequently modified, the Operating Partnership granted Robert Martin the right to designate one seat on the Corporation’s Board of Directors (“RM Board Seat”), which right has since expired. The RM Board Seat had historically been shared between Robert F. Weinberg and Martin S. Berger, each of whom had agreed that, for so long as either of them serves on the Board of Directors, that such board seat would be rotated among Mr. Berger and Mr. Weinberg annually at the time of each annual meeting of stockholders. At the Corporation’s 2003 annual meeting of stockholders, Mr. Berger was elected to the Board of Directors and he continued to share his board seat with Mr. Weinberg. At the Corporation’s 2006 annual meeting of stockholders, Mr. Weinberg was elected to the Board of Directors and he intends to continue sharing his board seat with Mr. Berger. The business that the Operating Partnership has conducted with RMC Entities was as follows:

(1)
The Operating Partnership provides management, leasing and construction-related services to properties in which RMC Entities have an ownership interest. The Operating Partnership recognized approximately $2 million, $1.1 million and $2 million in revenue from RMC Entities for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006 and 2005, respectively, the Operating Partnership had $131,000 and zero accounts receivable from RMC Entities.

(2)
An RMC Entity leased space at one of the Operating Partnership’s office properties for approximately 3,330 square feet, which, after a three-year renewal and expansion signed with the Operating Partnership in 2005, now leases 4,860 square feet which is scheduled to expire in October 2008. The Operating Partnership has recognized $119,000, $89,000 and $91,000, in revenue under this lease for the years ended December 31, 2006, 2005 and 2004, respectively, and had zero accounts receivable due from the RMC Entity, as of December 31, 2006 and 2005, respectively.

Mr. Berger holds a 24 percent interest, acts as chairman and chief executive officer, Mr. Weinberg also holds a 24 percent interest and is a director, and W. Mack holds a nine percent interest and is a director of City and Suburban Federal Savings Bank and/or one of its affiliates, which leases a total of 15,879 square feet of space at two of the Operating Partnership’s office properties, comprised of 3,037 square feet scheduled to expire in June 2008 and 12,842 square feet scheduled to expire in April 2013. As of February 13, 2004, City & Suburban assigned its lease with respect to 3,037 square feet of office space to an unaffiliated third party and has no continuing obligations under such lease. The Operating Partnership recognized $404,000, $396,000 and $398,000 in revenue under the leases for the years ended December 31, 2006, 2005 and 2004, respectively, and had no accounts receivable from the company as of December 31, 2006 and 2005.

The son of Mr. Berger, a former officer of the Corporation, served as an officer and had a financial interest which was sold in 2004 in a company which provides cleaning and other related services to certain of the Operating Partnership’s properties. The Operating Partnership has incurred costs from this company of approximately $5.9 million and $6.2 million for the years ended December 31, 2004 and 2003, respectively. As of December 31, 2004, the Operating Partnership had no accounts payable to this company.

Pursuant to an agreement between the Corporation and certain members and associates of the Cali family executed June 27, 2000, John J. Cali served as the Chairman Emeritus and a Board member of the Corporation, and as a consultant to the Operating Partnership and was paid an annual salary of $150,000 from June 27, 2000 through June 27, 2003. Additionally, the Operating Partnership provided office space and administrative support to John J. Cali, Angelo Cali, his brother, and Ed Leshowitz, his business partner (the “Cali Group”). Such services were in effect from June 27, 2000 through June 27, 2004. From June 27, 2004 through June 26, 2005, the Operating Partnership agreed to provide office space at no cost to the Cali Group, as well as provide administrative support and related services for which it was reimbursed $184,000 and $115,000 from the Cali Group for the years ended December 31, 2006 and 2005, respectively. On June 27, 2005, an affiliate of the Cali Group entered into a three-year lease for 1,825 square feet of space at one of the Operating Partnership’s office properties, which is scheduled to expire in June 2008. On September 18, 2006, an affiliate of the Cali Group entered into another lease agreement for 806 additional square feet, in the same building, commencing on December 29, 2006, which is scheduled to expire at the end of 2011. Furthermore, it extended the term of its current lease to expire on that date as well. The Operating Partnership recognized approximately $47,000 and $24,000 in total revenue under this lease for the year ended December 31, 2006 and 2005, respectively, and had no accounts receivable from the affiliate as of December 31, 2006 and 2005.

19.	IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

FASB INTERPRETATION No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109
FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Operating Partnership does not expect that the implementation of FIN 48 will have a material effect on the Operating Partnership's consolidated financial position or results of operations.

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

STAFF ACCOUNTING BULLETIN NO. 108 (“SAB No. 108”)
The interpretations in SAB 108 express the staff’s views regarding the process of quantifying financial statement misstatements. The SEC staff is aware of diversity in practice. For example, certain registrants do not consider the effects of prior year errors on current year financial statements, thereby allowing improper assets or liabilities to remain unadjusted. While these errors may not be material if considered only in relation to the balance sheet, correcting the errors could be material to the current year income statement. Certain registrants have proposed to the staff that allowing these errors to remain on the balance sheet as assets or liabilities in perpetuity is an appropriate application of generally accepted accounting principles. The staff believes that approach is not in the best interest of the users of financial statements. The interpretations in this SAB 108 are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. There have been two widely-recognized methods for quantifying the effects of financial statement errors: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement--including the reversing effect of prior year misstatements--but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. In SAB 108, the SEC staff establishes an approach that requires quantification of financial statement errors based on the effects of the error on each of the company's financial statements and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it essentially requires quantification of errors under both the iron-curtain and the roll-over methods. SAB 108 is effective for financial statements for fiscal years ending after November 15, 2006. SAB 108 did not have a material effect on the Operating Partnership’s consolidated financial position or results of operations.

20.	CONDENSED QUARTERLY FINANCIAL INFORMATION (unaudited)

The following summarizes the condensed quarterly financial information for the Operating Partnership: (dollars in thousands)

Quarter Ended 2006:	December 31	September 30	June 30	March 31
Total revenues	$ 198,172	$ 203,217	$ 184,953	$ 153,967
Operating and other expenses	60,093	65,057	56,833	56,129
Direct construction costs	18,454	22,568	12,580	--
Real estate services, salaries, wages and other costs	7,780	6,686	4,134	--
General and administrative	16,280	12,173	11,849	8,775
Depreciation and amortization	43,879	40,132	39,918	36,930
Total expenses	146,486	146,616	125,314	101,834
Operating Income	51,686	56,601	59,639	52,133
Interest expense	(35,737)	(35,815)	(33,382)	(31,423)
Interest and other investment income	696	513	399	1,446
Equity in earnings (loss) of unconsolidated
joint ventures	(200)	(4,757)	(846)	247
Minority interest in consolidated joint ventures	75	113	30	--
Gain on sale of investment in marketable securities	--	--	--	15,060
Gain on sale of investment in unconsolidated
joint ventures	10,831	--	--	--
Gain/(loss) on sale of land and other assets	(416)	--	--	--
Total other (expense) income	(24,751)	(39,946)	(33,799)	(14,670)
Income from continuing operations	26,935	16,655	25,840	37,463
Discontinued operations:
Income from discontinued operations	3,079	3,875	3,071	3,169
Realized gains (losses) and unrealized losses
on disposition of rental property, net	54,700	--	4,905	--
Total discontinued operations, net	57,779	3,875	7,976	3,169
Net income	84,714	20,530	33,816	40,632
Preferred unit distributions	(500)	(500)	(500)	(500)
Net income available to common unitholders	$ 84,214	$ 20,030	$ 33,316	$ 40,132

Basic earnings per common unit:
Income from continuing operations	$ 0.34	$ 0.21	$ 0.33	$ 0.48
Discontinued operations	0.74	0.05	0.10	0.04
Net income available to common unitholders	$ 1.08	$ 0.26	$ 0.43	$ 0.52

Diluted earnings per common unit:
Income from continuing operations	$ 0.34	$ 0.21	$ 0.33	$ 0.48
Discontinued operations	0.73	0.05	0.10	0.04
Net income available to common unitholders	$ 1.07	$ 0.26	$ 0.43	$ 0.52

Distributions declared per common unit	$ 0.64	$ 0.64	$ 0.63	$ 0.63

Quarter Ended 2005:	December 31	September 30	June 30	March 31
Total revenues	$153,059	$154,193	$150,096	$142,783
Operating and other expenses	55,132	55,421	51,409	48,511
Direct construction costs	--	--	--	--
Real estate services, salaries, wages and other costs	--	--	--	--
General and administrative	8,991	7,952	8,187	7,311
Depreciation and amortization	37,527	37,838	35,186	33,042
Total expenses	101,650	101,211	94,782	88,864
Operating Income	51,409	52,982	55,314	53,919
Interest expense	(30,418)	(30,158)	(30,363)	(28,398)
Interest and other investment income	364	308	120	64
Equity in earnings (loss) of unconsolidated
joint ventures	(304)	322	542	(312)
Minority interest in consolidated joint ventures	--	--	--	(74)
Gain on sale of investment in marketable securities	--	--	--	--
Gain on sale of investment in unconsolidated
joint ventures				35
Total other (expense) income	(30,358)	(29,528)	(29,701)	(28,685)
Income from continuing operations	21,051	23,454	25,613	25,234
Discontinued operations:
Income from discontinued operations	2,602	2,250	7,080	5,312
Realized gains (losses) and unrealized losses
on disposition of rental property, net	(5,555)	--	11,975	(897)
Total discontinued operations, net	(2,953)	2,250	19,055	4,415
Net income	18,098	25,704	44,668	29,649
Preferred unit distributions	(500)	(500)	(500)	(4,409)
Net income available to common unitholders	$17,598	$25,204	$44,168	$25,240

Basic earnings per common unit:
Income from continuing operations	$0.27	$0.30	$0.33	$0.30
Discontinued operations	(0.04)	0.03	0.26	0.07
Net income available to common unitholders	$0.23	$0.33	$0.59	$0.37

Diluted earnings per common unit:
Income from continuing operations	$0.27	$0.30	$0.33	$0.30
Discontinued operations	(0.04)	0.03	0.25	0.06
Net income available to common unitholders	$0.23	$0.33	$0.58	$0.36

Distributions declared per common unit	$0.63	$0.63	$0.63	$0.63

MACK-CALI REALTY, L.P.
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2006
(dollars in thousands)

									SCHEDULE III

							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (a)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location (b)	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (c)

NEW JERSEY
Atlantic County
Egg Harbor
100 Decadon Drive (O)	1987	1995	--	300	3,282	458	300	3,740	4,040	1,220
200 Decadon Drive (O)	1991	1995	--	369	3,241	604	369	3,845	4,214	1,192

Bergen County
Fair Lawn
17-17 Rte 208 North (O)	1987	1995	--	3,067	19,415	2,334	3,067	21,749	24,816	7,335
Fort Lee
One Bridge Plaza (O)	1981	1996	--	2,439	24,462	4,062	2,439	28,524	30,963	7,751
2115 Linwood Avenue (O)	1981	1998	--	474	4,419	4,293	474	8,712	9,186	2,145
Little Ferry
200 Riser Road (O)	1974	1997	9,422	3,888	15,551	415	3,888	15,966	19,854	3,720
Montvale
95 Chestnut Ridge Road (O)	1975	1997	--	1,227	4,907	718	1,227	5,625	6,852	1,470
135 Chestnut Ridge Road (O)	1981	1997	--	2,587	10,350	2,370	2,588	12,719	15,307	3,583
Paramus
15 East Midland Avenue (O)	1988	1997	20,600	10,375	41,497	173	10,374	41,671	52,045	9,396
461 From Road (O)	1988	1997	--	13,194	52,778	243	13,194	53,021	66,215	12,006
650 From Road (O)	1978	1997	25,600	10,487	41,949	6,326	10,487	48,275	58,762	12,091
140 East Ridgewood
Avenue (O)	1981	1997	16,100	7,932	31,463	3,784	7,932	35,247	43,179	8,054
61 South Paramus Avenue (O)	1985	1997	20,800	9,005	36,018	6,114	9,005	42,132	51,137	9,598
Ridgefield Park
105 Challenger Road (O)	--	2006	18,748	4,740	29,893	--	4,740	29,893	34,633	706
Rochelle Park
120 Passaic Street (O)	1972	1997	--	1,354	5,415	102	1,357	5,514	6,871	1,260
365 West Passaic Street (O)	1976	1997	12,250	4,148	16,592	3,030	4,148	19,622	23,770	4,967
395 West Passaic Street (O)	1979	2006	12,996	2,550	17,131	23	2,550	17,154	19,704	289
Upper Saddle River			--
1 Lake Street (O)	1994	1997	35,550	13,952	55,812	51	13,953	55,862	69,815	12,625
10 Mountainview Road (O)	1986	1998	--	4,240	20,485	2,300	4,240	22,785	27,025	5,070
Woodcliff Lake
400 Chestnut Ridge Road (O)	1982	1997	--	4,201	16,802	5,080	4,201	21,882	26,083	5,089
470 Chestnut Ridge Road (O)	1987	1997	--	2,346	9,385	939	2,346	10,324	12,670	2,122
530 Chestnut Ridge Road (O)	1986	1997	--	1,860	7,441	3	1,860	7,444	9,304	1,683
300 Tice Boulevard (O)	1991	1996	--	5,424	29,688	3,198	5,424	32,886	38,310	9,029
50 Tice Boulevard (O)	1984	1994	19,100	4,500	--	27,333	4,500	27,333	31,833	15,877

MACK-CALI REALTY, L.P.
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2006
(dollars in thousands)

									SCHEDULE III

							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (a)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location (b)	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (c)

Burlington County
Burlington
3 Terri Lane (F)	1991	1998	--	652	3,433	1,636	658	5,063	5,721	1,223
5 Terri Lane (F)	1992	1998	--	564	3,792	2,026	569	5,813	6,382	1,750
Moorestown
2 Commerce Drive (F)	1986	1999	--	723	2,893	389	723	3,282	4,005	540
101 Commerce Drive (F)	1988	1998	--	422	3,528	437	426	3,961	4,387	899
102 Commerce Drive (F)	1987	1999	--	389	1,554	321	389	1,875	2,264	341
201 Commerce Drive (F)	1986	1998	--	254	1,694	482	258	2,172	2,430	568
202 Commerce Drive (F)	1988	1999	--	490	1,963	350	490	2,313	2,803	487
1 Executive Drive (F)	1989	1998	--	226	1,453	418	228	1,869	2,097	494
2 Executive Drive (F)	1988	2000	--	801	3,206	733	801	3,939	4,740	744
101 Executive Drive (F)	1990	1998	--	241	2,262	524	244	2,783	3,027	627
102 Executive Drive (F)	1990	1998	--	353	3,607	217	357	3,820	4,177	919
225 Executive Drive (F)	1990	1998	--	323	2,477	427	326	2,901	3,227	713
97 Foster Road (F)	1982	1998	--	208	1,382	222	211	1,601	1,812	399
1507 Lancer Drive (F)	1995	1998	--	119	1,106	51	120	1,156	1,276	269
840 North Lenola Road (F)	1995	1998	--	329	2,366	527	333	2,889	3,222	767
844 North Lenola Road (F)	1995	1998	--	239	1,714	260	241	1,972	2,213	533
915 North Lenola Road (F)	1998	2000	--	508	2,034	275	508	2,309	2,817	534
1245 North Church Street (F)	1998	2001	--	691	2,810	17	691	2,827	3,518	406
1247 North Church Street (F)	1998	2001	--	805	3,269	203	805	3,472	4,277	494
1256 North Church (F)	1984	1998	--	354	3,098	528	357	3,623	3,980	1,026
224 Strawbridge Drive (O)	1984	1997	--	766	4,335	3,464	767	7,798	8,565	2,693
228 Strawbridge Drive (O)	1984	1997	--	766	4,334	2,208	767	6,541	7,308	1,592
232 Strawbridge Drive (O)	1986	2004	--	1,521	7,076	1,919	1,521	8,995	10,516	423
2 Twosome Drive (F)	2000	2001	--	701	2,807	18	701	2,825	3,526	400
30 Twosome Drive (F)	1997	1998	--	234	1,954	78	236	2,030	2,266	500
31 Twosome Drive (F)	1998	2001	--	815	3,276	102	815	3,378	4,193	502
40 Twosome Drive (F)	1996	1998	--	297	2,393	274	301	2,663	2,964	685
41 Twosome Drive (F)	1998	2001	--	605	2,459	12	605	2,471	3,076	370
50 Twosome Drive (F)	1997	1998	--	301	2,330	89	304	2,416	2,720	616
West Deptford
1451 Metropolitan Drive (F)	1996	1998	--	203	1,189	30	206	1,216	1,422	296

Essex County
Millburn
150 J.F. Kennedy Parkway (O)	1980	1997	--	12,606	50,425	8,705	12,606	59,130	71,736	14,234

MACK-CALI REALTY, L.P.
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2006
(dollars in thousands)

									SCHEDULE III

							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (a)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location (b)	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (c)

Roseland
101 Eisenhower Parkway (O)	1980	1994	--	228	--	15,690	228	15,690	15,918	9,574
103 Eisenhower Parkway (O)	1985	1994	--	--	--	14,293	2,300	11,993	14,293	6,882
105 Eisenhower Parkway (O)	2001	2001	--	4,430	42,898	5,729	3,835	49,222	53,057	8,745

Hudson County
Jersey City
Harborside Financial Center
Plaza 1 (O)	1983	1996	--	3,923	51,013	19,786	3,923	70,799	74,722	13,109
Harborside Financial Center
Plaza 2 (O)	1990	1996	--	17,655	101,546	13,990	15,039	118,152	133,191	30,698
Harborside Financial Center
Plaza 3 (O)	1990	1996	--	17,655	101,878	13,659	15,040	118,152	133,192	30,698
Harborside Financial Center
Plaza 4A (O)	2000	2000	--	1,244	56,144	8,683	1,244	64,827	66,071	11,516
Harborside Financial Center
Plaza 5 (O)	2002	2002	--	6,218	170,682	56,321	5,705	227,516	233,221	26,797
101 Hudson Street (O)	1992	2004	--	45,530	271,376	3,285	45,530	274,661	320,191	17,649

Mercer County
Hamilton Township
100 Horizon Drive (F)	1989	1995	--	205	1,676	248	294	1,835	2,129	549
200 Horizon Drive (F)	1991	1995	--	205	3,027	335	327	3,240	3,567	961
300 Horizon Drive (F)	1989	1995	--	379	4,355	1,157	502	5,389	5,891	1,725
500 Horizon Drive (F)	1990	1995	--	379	3,395	767	467	4,074	4,541	1,236
600 Horizon Drive (F)	2002	2002	--	--	7,549	651	685	7,515	8,200	767
Princeton
103 Carnegie Center (O)	1984	1996	--	2,566	7,868	1,710	2,566	9,578	12,144	2,701
100 Overlook Center (O)	1988	1997	--	2,378	21,754	2,163	2,378	23,917	26,295	6,064
5 Vaughn Drive (O)	1987	1995	--	657	9,800	1,681	657	11,481	12,138	3,728

Middlesex County
East Brunswick
377 Summerhill Road (O)	1977	1997	--	649	2,594	374	649	2,968	3,617	669
Edison
343 Thornall Street (O)	1991	2006	--	5,870	38,336	2,272	5,870	40,608	46,478	907
Piscataway
30 Knightsbridge Road,
Building 3 (O)	1977	2004	--	1,030	7,269	312	1,030	7,581	8,611	472
30 Knightsbridge Road,
Building 4 (O)	1977	2004	--	1,433	10,121	348	1,433	10,469	11,902	653

MACK-CALI REALTY, L.P.
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2006
(dollars in thousands)

									SCHEDULE III

							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (a)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location (b)	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (c)

30 Knightsbridge Road,
Building 5 (O)	1977	2004	--	2,979	21,035	4,776	2,979	25,811	28,790	1,470
30 Knightsbridge Road,
Building 6 (O)	1977	2004	--	448	3,161	3,914	448	7,075	7,523	205
Plainsboro
500 College Road East (O)	1984	1998	--	614	20,626	1,426	614	22,052	22,666	4,795
South Brunswick
3 Independence Way (O)	1983	1997	--	1,997	11,391	1,177	1,997	12,568	14,565	2,906
Woodbridge
581 Main Street (O)	1991	1997	--	3,237	12,949	24,225	8,115	32,296	40,411	6,280

Monmouth County
Middletown
23 Main Street (O)	1977	2005	33,396	4,336	19,544	8,853	4,336	28,397	32,733	1,502
2 Paragon Way (O)	1989	2005	--	999	4,619	346	999	4,965	5,964	376
3 Paragon Way (O)	1991	2005	--	1,423	6,041	721	1,423	6,762	8,185	307
4 Paragon Way (O)	2002	2005	--	1,961	8,827	12	1,961	8,839	10,800	703
One River Center,
Building 1 (O)	1983	2004	--	3,070	17,414	4,659	3,054	22,089	25,143	1,510
One River Center,
Building 2 (O)	1983	2004	--	2,468	15,043	663	2,452	15,722	18,174	772
One River Center,
Building 3 (O)	1984	2004	--	4,051	24,790	778	4,024	25,595	29,619	1,363
100 Willowbrook Road (O)	1988	2005	--	1,264	5,573	748	1,264	6,321	7,585	329
Neptune
3600 Route 66 (O)	1989	1995	--	1,098	18,146	1,459	1,098	19,605	20,703	5,211
Wall Township
1305 Campus Parkway (O)	1988	1995	--	335	2,560	482	335	3,042	3,377	762
1325 Campus Parkway (F)	1988	1995	--	270	2,928	1,203	270	4,131	4,401	1,509
1340 Campus Parkway (F)	1992	1995	--	489	4,621	1,506	489	6,127	6,616	1,587
1345 Campus Parkway (F)	1995	1997	--	1,023	5,703	1,591	1,024	7,293	8,317	2,103
1350 Campus Parkway (O)	1990	1995	--	454	7,134	1,437	454	8,571	9,025	2,301
1433 Highway 34 (F)	1985	1995	--	889	4,321	924	889	5,245	6,134	1,398
1320 Wyckoff Avenue (F)	1986	1995	--	255	1,285	68	255	1,353	1,608	370
1324 Wyckoff Avenue (F)	1987	1995	--	230	1,439	246	230	1,685	1,915	456

MACK-CALI REALTY, L.P.
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2006
(dollars in thousands)

									SCHEDULE III

							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (a)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location (b)	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (c)

Morris County
Florham Park
325 Columbia Parkway (O)	1987	1994	--	1,564	--	14,851	1,564	14,851	16,415	6,898
Morris Plains
250 Johnson Road (O)	1977	1997	--	2,004	8,016	1,517	2,004	9,533	11,537	2,346
201 Littleton Road (O)	1979	1997	--	2,407	9,627	1,063	2,407	10,690	13,097	2,567
Morris Township
412 Mt. Kemble Avenue (O)	1985	2004	--	4,360	33,167	803	4,360	33,970	38,330	2,148
Parsippany
4 Campus Drive (O)	1983	2001	--	5,213	20,984	1,485	5,213	22,469	27,682	3,419
6 Campus Drive (O)	1983	2001	--	4,411	17,796	2,247	4,411	20,043	24,454	3,400
7 Campus Drive (O)	1982	1998	--	1,932	27,788	107	1,932	27,895	29,827	6,196
8 Campus Drive (O)	1987	1998	--	1,865	35,456	3,994	1,865	39,450	41,315	9,333
9 Campus Drive (O)	1983	2001	--	3,277	11,796	17,191	5,842	26,422	32,264	5,654
4 Century Drive (O)	1981	2004	--	1,787	9,575	917	1,787	10,492	12,279	599
5 Century Drive (O)	1981	2004	--	1,762	9,341	331	1,762	9,672	11,434	471
6 Century Drive (O)	1981	2004	--	1,289	6,848	425	1,289	7,273	8,562	352
2 Dryden Way (O)	1990	1998	--	778	420	13	778	433	1,211	105
4 Gatehall Drive (O)	1988	2000	--	8,452	33,929	2,232	8,452	36,161	44,613	6,379
2 Hilton Court (O)	1991	1998	--	1,971	32,007	2,259	1,971	34,266	36,237	8,073
1633 Littleton Road (O)	1978	2002	--	2,283	9,550	163	2,355	9,641	11,996	1,453
600 Parsippany Road (O)	1978	1994	--	1,257	5,594	2,262	1,257	7,856	9,113	2,504
1 Sylvan Way (O)	1989	1998	--	1,689	24,699	394	1,021	25,761	26,782	6,985
5 Sylvan Way (O)	1989	1998	--	1,160	25,214	1,826	1,161	27,039	28,200	6,145
7 Sylvan Way (O)	1987	1998	--	2,084	26,083	2,092	2,084	28,175	30,259	6,612
35 Waterview Boulevard (O)	1990	2006	20,318	4,996	27,218	256	4,996	27,474	32,470	685
5 Wood Hollow Road (O)	1979	2004	--	5,302	26,488	11,710	5,302	38,198	43,500	2,212

Passaic County
Clifton
777 Passaic Avenue (O)	1983	1994	--	--	--	7,204	1,100	6,104	7,204	3,405
Totowa
1 Center Court (F)	1999	1999	--	270	1,824	713	270	2,537	2,807	939
2 Center Court (F)	1998	1998	--	191	--	2,459	191	2,459	2,650	795
11 Commerce Way (F)	1989	1995	--	586	2,986	228	586	3,214	3,800	1,028
20 Commerce Way (F)	1992	1995	--	516	3,108	52	516	3,160	3,676	875
29 Commerce Way (F)	1990	1995	--	586	3,092	950	586	4,042	4,628	1,280
40 Commerce Way (F)	1987	1995	--	516	3,260	356	516	3,616	4,132	1,247
45 Commerce Way (F)	1992	1995	--	536	3,379	461	536	3,840	4,376	1,198
60 Commerce Way (F)	1988	1995	--	526	3,257	422	526	3,679	4,205	1,099

MACK-CALI REALTY, L.P.
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2006
(dollars in thousands)

									SCHEDULE III

							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (a)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location (b)	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (c)

80 Commerce Way (F)	1996	1996	--	227	--	1,567	227	1,567	1,794	734
100 Commerce Way (F)	1996	1996	--	226	--	1,566	226	1,566	1,792	734
120 Commerce Way (F)	1994	1995	--	228	--	1,299	228	1,299	1,527	372
140 Commerce Way (F)	1994	1995	--	229	--	1,299	229	1,299	1,528	372
999 Riverview Drive (O)	1988	1995	--	476	6,024	2,154	1,102	7,552	8,654	2,148

Somerset County
Basking Ridge
106 Allen Road (O)	2000	2000	--	3,853	14,465	3,813	4,093	18,038	22,131	4,467
222 Mt. Airy Road (O)	1986	1996	--	775	3,636	2,147	775	5,783	6,558	1,212
233 Mt. Airy Road (O)	1987	1996	--	1,034	5,033	1,646	1,034	6,679	7,713	2,101
Bridgewater
721 Route 202/206 (O)	1989	1997	--	6,730	26,919	4,346	6,730	31,265	37,995	6,494

Union County
Clark
100 Walnut Avenue (O)	1985	1994	--	--	--	16,932	1,822	15,110	16,932	8,252
Cranford
6 Commerce Drive (O)	1973	1994	--	250	--	2,791	250	2,791	3,041	1,790
11 Commerce Drive (O)	1981	1994	--	470	--	6,097	470	6,097	6,567	3,485
12 Commerce Drive (O)	1967	1997	--	887	3,549	1,662	887	5,211	6,098	1,479
14 Commerce Drive (O)	1971	2003	--	1,283	6,344	35	1,283	6,379	7,662	519
20 Commerce Drive (O)	1990	1994	--	2,346	--	21,833	2,346	21,833	24,179	9,175
25 Commerce Drive (O)	1971	2002	--	1,520	6,186	265	1,520	6,451	7,971	1,456
65 Jackson Drive (O)	1984	1994	--	541	--	6,169	542	6,168	6,710	3,111
New Providence
890 Mountain Road (O)	1977	1997	--	2,796	11,185	4,896	3,765	15,112	18,877	3,452

NEW YORK
Rockland County
Suffern
400 Rella Boulevard (O)	1988	1995	--	1,090	13,412	3,601	1,090	17,013	18,103	5,781

Westchester County
Elmsford
11 Clearbrook Road (F)	1974	1997	--	149	2,159	392	149	2,551	2,700	632
75 Clearbrook Road (F)	1990	1997	--	2,314	4,716	107	2,314	4,823	7,137	1,179
100 Clearbrook Road (O)	1975	1997	--	220	5,366	902	220	6,268	6,488	1,736
125 Clearbrook Road (F)	2002	2002	--	1,055	3,676	(51)	1,055	3,625	4,680	769
150 Clearbrook Road (F)	1975	1997	--	497	7,030	951	497	7,981	8,478	1,977

MACK-CALI REALTY, L.P.
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2006
(dollars in thousands)

									SCHEDULE III

							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (a)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location (b)	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (c)

175 Clearbrook Road (F)	1973	1997	--	655	7,473	877	655	8,350	9,005	2,191
200 Clearbrook Road (F)	1974	1997	--	579	6,620	1,066	579	7,686	8,265	2,052
250 Clearbrook Road (F)	1973	1997	--	867	8,647	1,189	867	9,836	10,703	2,622
50 Executive Boulevard (F)	1969	1997	--	237	2,617	97	237	2,714	2,951	678
77 Executive Boulevard (F)	1977	1997	--	34	1,104	129	34	1,233	1,267	334
85 Executive Boulevard (F)	1968	1997	--	155	2,507	536	155	3,043	3,198	673
101 Executive Boulevard (O)	1971	1997	--	267	5,838	873	267	6,711	6,978	1,733
300 Executive Boulevard (F)	1970	1997	--	460	3,609	153	460	3,762	4,222	953
350 Executive Boulevard (F)	1970	1997	--	100	1,793	153	100	1,946	2,046	550
399 Executive Boulevard (F)	1962	1997	--	531	7,191	66	531	7,257	7,788	1,836
400 Executive Boulevard (F)	1970	1997	--	2,202	1,846	427	2,202	2,273	4,475	684
500 Executive Boulevard (F)	1970	1997	--	258	4,183	682	258	4,865	5,123	1,396
525 Executive Boulevard (F)	1972	1997	--	345	5,499	722	345	6,221	6,566	1,625
700 Executive Boulevard (L)	N/A	1997	--	970	--	--	970	--	970	--
3 Odell Plaza (O)	1984	2003	--	1,322	4,777	1,963	1,322	6,740	8,062	779
5 Skyline Drive (F)	1980	2001	--	2,219	8,916	704	2,219	9,620	11,839	1,747
6 Skyline Drive (F)	1980	2001	--	740	2,971	23	739	2,995	3,734	816
555 Taxter Road (O)	1986	2000	--	4,285	17,205	5,451	4,285	22,656	26,941	3,974
565 Taxter Road (O)	1988	2000	--	4,285	17,205	3,464	4,233	20,721	24,954	3,658
570 Taxter Road (O)	1972	1997	--	438	6,078	963	438	7,041	7,479	2,077
1 Warehouse Lane (I)	1957	1997	--	3	268	215	3	483	486	111
2 Warehouse Lane (I)	1957	1997	--	4	672	189	4	861	865	275
3 Warehouse Lane (I)	1957	1997	--	21	1,948	526	21	2,474	2,495	701
4 Warehouse Lane (I)	1957	1997	--	84	13,393	2,837	85	16,229	16,314	4,040
5 Warehouse Lane (I)	1957	1997	--	19	4,804	1,379	19	6,183	6,202	1,636
6 Warehouse Lane (I)	1982	1997	--	10	4,419	322	10	4,741	4,751	1,153
1 Westchester Plaza (F)	1967	1997	--	199	2,023	170	199	2,193	2,392	551
2 Westchester Plaza (F)	1968	1997	--	234	2,726	182	234	2,908	3,142	718
3 Westchester Plaza (F)	1969	1997	--	655	7,936	585	655	8,521	9,176	2,219
4 Westchester Plaza (F)	1969	1997	--	320	3,729	86	320	3,815	4,135	962
5 Westchester Plaza (F)	1969	1997	--	118	1,949	194	118	2,143	2,261	619
6 Westchester Plaza (F)	1968	1997	--	164	1,998	167	164	2,165	2,329	621
7 Westchester Plaza (F)	1972	1997	--	286	4,321	201	286	4,522	4,808	1,114
8 Westchester Plaza (F)	1971	1997	--	447	5,262	859	447	6,121	6,568	1,543
Hawthorne
200 Saw Mill River Road (F)	1965	1997	--	353	3,353	496	353	3,849	4,202	993
1 Skyline Drive (O)	1980	1997	--	66	1,711	301	66	2,012	2,078	509
2 Skyline Drive (O)	1987	1997	--	109	3,128	471	109	3,599	3,708	1,024
4 Skyline Drive (F)	1987	1997	--	363	7,513	1,686	363	9,199	9,562	2,254
7 Skyline Drive (O)	1987	1998	--	330	13,013	1,407	330	14,420	14,750	3,260

MACK-CALI REALTY, L.P.
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2006
(dollars in thousands)

									SCHEDULE III

							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (a)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location (b)	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (c)

8 Skyline Drive (F)	1985	1997	--	212	4,410	2,205	212	6,615	6,827	2,575
10 Skyline Drive (F)	1985	1997	--	134	2,799	563	134	3,362	3,496	705
11 Skyline Drive (F)	1989	1997	--	--	4,788	430	--	5,218	5,218	1,420
12 Skyline Drive (F)	1999	1999	--	1,562	3,254	1,597	1,320	5,093	6,413	1,786
14 Skyline Drive (L)	N/A	2002	--	964		16	980		980	--
15 Skyline Drive (F)	1989	1997	--	--	7,449	328	--	7,777	7,777	2,050
16 Skyline Drive (L)	N/A	2002	--	850		31	881		881	--
17 Skyline Drive (O)	1989	1997	--	--	7,269	716	--	7,985	7,985	1,857
19 Skyline Drive (O)	1982	1997	--	2,355	34,254	3,612	2,356	37,865	40,221	11,041
Tarrytown
200 White Plains Road (O)	1982	1997	--	378	8,367	1,235	378	9,602	9,980	2,516
220 White Plains Road (O)	1984	1997	--	367	8,112	1,062	367	9,174	9,541	2,414
230 White Plains Road (R)	1984	1997	--	124	1,845	107	124	1,952	2,076	457
White Plains
1 Barker Avenue (O)	1975	1997	--	208	9,629	1,168	207	10,798	11,005	2,813
3 Barker Avenue (O)	1983	1997	--	122	7,864	1,976	122	9,840	9,962	2,787
50 Main Street (O)	1985	1997	--	564	48,105	6,680	564	54,785	55,349	14,412
11 Martine Avenue (O)	1987	1997	--	127	26,833	4,872	127	31,705	31,832	9,291
1 Water Street (O)	1979	1997	--	211	5,382	1,211	211	6,593	6,804	1,736
Yonkers
100 Corporate Boulevard (F)	1987	1997	--	602	9,910	744	602	10,654	11,256	2,865
200 Corporate Boulevard
South (F)	1990	1997	--	502	7,575	445	502	8,020	8,522	1,914
250 Corporate Boulevard
South (L)	N/A	2002	--	1,028	--	171	1,139	60	1,199	--
1 Enterprise Boulevard (L)	N/A	1997	--	1,379	--	1	1,380	--	1,380	--
1 Executive Boulevard (O)	1982	1997	--	1,104	11,904	2,355	1,105	14,258	15,363	3,951
2 Executive Plaza (R)	1986	1997	--	89	2,439	3	89	2,442	2,531	605
3 Executive Plaza (O)	1987	1997	--	385	6,256	1,624	385	7,880	8,265	2,423
4 Executive Plaza (F)	1986	1997	--	584	6,134	1,862	584	7,996	8,580	2,061
6 Executive Plaza (F)	1987	1997	--	546	7,246	318	546	7,564	8,110	1,935
1 Odell Plaza (F)	1980	1997	--	1,206	6,815	681	1,206	7,496	8,702	1,988
5 Odell Plaza (F)	1983	1997	--	331	2,988	241	331	3,229	3,560	819
7 Odell Plaza (F)	1984	1997	--	419	4,418	301	419	4,719	5,138	1,190

PENNSYLVANIA
Chester County
Berwyn
1000 Westlakes Drive (O)	1989	1997	--	619	9,016	559	619	9,575	10,194	2,489
1055 Westlakes Drive (O)	1990	1997	--	1,951	19,046	3,579	1,951	22,625	24,576	6,313

MACK-CALI REALTY, L.P.
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2006
(dollars in thousands)

									SCHEDULE III

							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (a)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location (b)	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (c)

1205 Westlakes Drive (O)	1988	1997	--	1,323	20,098	1,636	1,323	21,734	23,057	5,510
1235 Westlakes Drive (O)	1986	1997	--	1,417	21,215	3,357	1,418	24,571	25,989	5,974

Delaware County
Lester
100 Stevens Drive (O)	1986	1996	--	1,349	10,018	2,817	1,349	12,835	14,184	3,666
200 Stevens Drive (O)	1987	1996	--	1,644	20,186	4,668	1,644	24,854	26,498	6,948
300 Stevens Drive (O)	1992	1996	--	491	9,490	1,880	491	11,370	11,861	3,212
Media
1400 Providence Rd,
Center I (O)	1986	1996	--	1,042	9,054	2,209	1,042	11,263	12,305	3,335
1400 Providence Rd,
Center II (O)	1990	1996	--	1,543	16,464	2,941	1,544	19,404	20,948	5,704

Montgomery County
Bala Cynwyd
150 Monument Road (O)	1981	2004	--	2,845	14,780	2,473	2,845	17,253	20,098	818
Blue Bell
4 Sentry Parkway (O)	1982	2003	--	1,749	7,721	189	1,749	7,910	9,659	656
16 Sentry Parkway (O)	1988	2002	--	3,377	13,511	1,064	3,377	14,575	17,952	2,458
18 Sentry Parkway (O)	1988	2002	--	3,515	14,062	1,699	3,515	15,761	19,276	2,478
King of Prussia
2200 Renaissance Blvd (O)	1985	2002	17,819	5,347	21,453	2,242	5,347	23,695	29,042	4,897
Lower Providence
1000 Madison Avenue (O)	1990	1997	--	1,713	12,559	2,247	1,714	14,805	16,519	3,295
Plymouth Meeting
1150 Plymouth Meeting
Mall (O)	1970	1997	--	125	499	30,808	6,219	25,213	31,432	5,951
Five Sentry Parkway East (O)	1984	1996	--	642	7,992	525	642	8,517	9,159	2,164
Five Sentry Parkway West (O)	1984	1996	--	268	3,334	86	268	3,420	3,688	870

CONNETICUT
Fairfield County
Greenwich
500 West Putnam Avenue (O)	1973	1998	25,000	3,300	16,734	1,755	3,300	18,489	21,789	4,588
Norwalk
40 Richards Avenue (O)	1985	1998	--	1,087	18,399	3,038	1,087	21,437	22,524	4,876
Shelton
1000 Bridgeport Avenue (O)	1986	1997	--	773	14,934	2,306	744	17,269	18,013	4,632
Stamford
1266 East Main Street (O)	1984	2002	18,013	6,638	26,567	2,595	6,638	29,162	35,800	4,537

MACK-CALI REALTY, L.P.
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2006
(dollars in thousands)

									SCHEDULE III

							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (a)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location (b)	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (c)

419 West Avenue (F)	1986	1997	--	4,538	9,246	1,266	4,538	10,512	15,050	2,784
500 West Avenue (F)	1988	1997	--	415	1,679	194	415	1,873	2,288	519
550 West Avenue (F)	1990	1997	--	1,975	3,856	22	1,975	3,878	5,853	960
600 West Avenue (F)	1999	1999	--	2,305	2,863	833	2,305	3,696	6,001	664
650 West Avenue (F)	1998	1998	--	1,328	--	3,929	1,328	3,929	5,257	1,590

DISTRICT OF COLUMBIA
Washington,
1201 Connecticut Avenue,
NW (O)	1940	1999	--	14,228	18,571	2,732	14,228	21,303	35,531	4,071
1400 L Street, NW (O)	1987	1998	--	13,054	27,423	6,643	13,054	34,066	47,120	6,196

MARYLAND
Prince George’s County
Greenbelt
9200 Edmonston Road (O)	1973/03	2006	5,232	1,547	4,131	--	1,547	4,131	5,678	149
6301 Ivy Lane (O)	1979/95	2006	6,821	5,168	14,706	2	5,168	14,708	19,876	516
6303 Ivy Lane (O)	1980/03	2006	6,020	5,115	13,860	--	5,115	13,860	18,975	471
6305 Ivy Lane (O)	1982/95	2006	7,285	5,615	14,420	158	5,615	14,578	20,193	539
6404 Ivy Lane (O)	1987	2006	13,665	7,578	20,785	71	7,578	20,856	28,434	838
6406 Ivy Lane (O)	1991	2006	--	7,514	21,152	--	7,514	21,152	28,666	641
6411 Ivy Lane (O)	1984/05	2006	--	6,867	17,470	16	6,867	17,486	24,353	625
Lanham
4200 Parliament Place (O)	1989	1998	--	2,114	13,546	626	1,393	14,893	16,286	3,749

Projects Under Development
and Developable Land			--	98,617	25,631	--	98,617	25,631	124,248

Furniture, Fixtures
and Equipment			--	--	--	8,224		8,224	8,224	6,352

TOTALS			344,735	645,278	3,267,589	660,720	659,169	3,914,418	4,573,587	796,793

(a)	The aggregate cost for federal income tax purposes at December 31, 2006 was approximately $2.9 billion.

(b) Legend of Property Codes:
(O)=Office Property (R)=Stand-alone Retail Property
(F)=Office/Flex Property (L)=Land Lease
(I)=Industrial/Warehouse Property

(c) Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.

MACK-CALI REALTY, L.P.
NOTE TO SCHEDULE III

Changes in rental properties and accumulated depreciation for the periods ended December 31, 2006, 2005 and 2004 are as follows: (dollars in thousands)

	2006	2005	2004
Rental Properties
Balance at beginning of year	$4,491,752	$4,160,959	$3,954,632
Additions	405,883	485,680	340,472
Rental property held for sale -
before accumulated depreciation	--	--	(21,929)
Properties sold	(313,345)	(120,755)	(112,179)
Retirements/disposals	(10,703)	(34,132)	(37)
Balance at end of year	$4,573,587	$4,491,752	$4,160,959

Accumulated Depreciation
Balance at beginning of year	$722,980	$641,626	$546,007
Depreciation expense	131,848	128,814	111,975
Rental property held for sale	--	--	(1,550)
Properties sold	(53,037)	(16,691)	(14,797)
Retirements/disposals	(4,998)	(30,769)	(9)
Balance at end of year	$796,793	$722,980	$641,626

MACK-CALI REALTY, L.P.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mack-Cali Realty, L.P.
(Registrant)
By: Mack-Cali Realty Corporation
  its General Partner

Date: February 21, 2007                      /s/ Barry Lefkowitz
Barry Lefkowitz
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ William L. Mack	Chairman of the Board	February 21, 2007
William L. Mack

/s/ Mitchell E. Hersh	President and Chief Executive	February 21, 2007
Mitchell E. Hersh	Officer and Director

/s/ Barry Lefkowitz	Executive Vice President and	February 21, 2007
Barry Lefkowitz	Chief Financial Officer

/s/ Alan S. Bernikow	Director	February 21, 2007
Alan S. Bernikow

/s/ John R. Cali	Director	February 21, 2007
John R. Cali

/s/ Kenneth M. Duberstein	Director	February 21, 2007
Kenneth M. Duberstein

/s/ Nathan Gantcher	Director	February 21, 2007
Nathan Gantcher

Name	Title	Date

/s/ David S. Mack	Director	February 21, 2007
David S. Mack

/s/ Alan G. Philibosian	Director	February 21, 2007
Alan G. Philibosian

/s/ Irvin D. Reid	Director	February 21, 2007
Irvin D. Reid

/s/ Vincent Tese	Director	February 21, 2007
Vincent Tese

/s/ Robert F. Weinberg	Director	February 21, 2007
Robert F. Weinberg

/s/ Roy J. Zuckerberg	Director	February 21, 2007
Roy J. Zuckerberg

MACK-CALI REALTY, L.P.

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1	Restated Charter of Mack-Cali Realty Corporation dated June 11, 2001 (filed as Exhibit 3.1 to the Operating Partnership’s Form 10-Q dated June 30, 2001 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Mack-Cali Realty Corporation dated June 10, 1999 (filed as Exhibit 3.2 to the Corporation’s Form 8-K dated June 10, 1999 and incorporated herein by reference).

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

10.51
Restricted Share Award Agreement effective December 5, 2006 by and between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.1 to the Operating Partnership’s Form 8-K dated December 5, 2006 and incorporated herein by reference).

10.52
Tax Gross Up Agreement effective December 5, 2006 by and between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.2 to the Operating Partnership’s Form 8-K dated December 5, 2006 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.53
Restricted Share Award Agreement effective December 5, 2006 by and between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.3 to the Operating Partnership’s Form 8-K dated December 5, 2006 and incorporated herein by reference).

10.54
Tax Gross Up Agreement effective December 5, 2006 by and between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.4 to the Operating Partnership’s Form 8-K dated December 5, 2006 and incorporated herein by reference).

10.55
Restricted Share Award Agreement effective December 5, 2006 by and between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.5 to the Operating Partnership’s Form 8-K dated December 5, 2006 and incorporated herein by reference).

10.56
Tax Gross Up Agreement effective December 5, 2006 by and between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.6 to the Operating Partnership’s Form 8-K dated December 5, 2006 and incorporated herein by reference).

10.57
Restricted Share Award Agreement effective December 5, 2006 by and between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.7 to the Operating Partnership’s Form 8-K dated December 5, 2006 and incorporated herein by reference).

10.58
Tax Gross Up Agreement effective December 5, 2006 by and between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.8 to the Operating Partnership’s Form 8-K dated December 5, 2006 and incorporated herein by reference).

10.59
Restricted Share Award Agreement effective December 5, 2006 by and between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.9 to the Operating Partnership’s Form 8-K dated December 5, 2006 and incorporated herein by reference).

10.60
Tax Gross Up Agreement effective December 5, 2006 by and between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.10 to the Operating Partnership’s Form 8-K dated December 5, 2006 and incorporated herein by reference).

10.61
Restricted Share Award Agreement effective December 5, 2006 by and between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.11 to the Operating Partnership’s Form 8-K dated December 5, 2006 and incorporated herein by reference).

10.62
Tax Gross Up Agreement effective December 5, 2006 by and between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.12 to the Operating Partnership’s Form 8-K dated December 5, 2006 and incorporated herein by reference).

10.63
Restricted Share Award Agreement effective December 5, 2006 by and between Mack-Cali Realty Corporation and Michael A. Grossman (filed as Exhibit 10.13 to the Operating Partnership’s Form 8-K dated December 5, 2006 and incorporated herein by reference).

10.64
Tax Gross Up Agreement effective December 5, 2006 by and between Mack-Cali Realty Corporation and Michael A. Grossman (filed as Exhibit 10.14 to the Operating Partnership’s Form 8-K dated December 5, 2006 and incorporated herein by reference).

10.65
Restricted Share Award Agreement effective December 5, 2006 by and between Mack-Cali Realty Corporation and Michael A. Grossman (filed as Exhibit 10.15 to the Operating Partnership’s Form 8-K dated December 5, 2006 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.66
Tax Gross Up Agreement effective December 5, 2006 by and between Mack-Cali Realty Corporation and Michael A. Grossman (filed as Exhibit 10.16 to the Operating Partnership’s Form 8-K dated December 5, 2006 and incorporated herein by reference).

10.67
Restricted Share Award Agreement effective December 5, 2006 by and between Mack-Cali Realty Corporation and Mark Yeager (filed as Exhibit 10.17 to the Operating Partnership’s Form 8-K dated December 5, 2006 and incorporated herein by reference).

10.68
Tax Gross Up Agreement effective December 5, 2006 by and between Mack-Cali Realty Corporation and Mark Yeager (filed as Exhibit 10.18 to the Operating Partnership’s Form 8-K dated December 5, 2006 and incorporated herein by reference).

10.69
Restricted Share Award Agreement effective December 5, 2006 by and between Mack-Cali Realty Corporation and Mark Yeager (filed as Exhibit 10.19 to the Operating Partnership’s Form 8-K dated December 5, 2006 and incorporated herein by reference).

10.70
Tax Gross Up Agreement effective December 5, 2006 by and between Mack-Cali Realty Corporation and Mark Yeager (filed as Exhibit 10.20 to the Operating Partnership’s Form 8-K dated December 5, 2006 and incorporated herein by reference).

10.71
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

10.72
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

10.73
Extension and Modification Agreement dated as of September 16, 2005 by and among Mack-Cali Realty, L.P., JPMorgan Chase Bank, N.A., as administrative agent, and the several Lenders Party thereto (filed as Exhibit 10.1 to the Operating Partnership’s Form 8-K dated September 16, 2005 and incorporated herein by reference).

10.74
Second Modification Agreement dated as of July 14, 2006 by and among Mack-Cali Realty, L.P., JPMorgan Chase Bank, N.A., as administrative agent, and the several Lenders party thereto (filed as Exhibit 10.1 to the Operating Partnership’s Form 8-K dated July 14, 2006 and incorporated herein by reference).

10.75
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

Exhibit Number	Exhibit Title

10.76
Contribution and Exchange Agreement among The MK Contributors, The MK Entities, The Patriot Contributors, The Patriot Entities, Patriot American Management and Leasing Corp., Cali Realty, L.P. and Cali Realty Corporation, dated September 18, 1997 (filed as Exhibit 10.98 to the Corporation’s Form 8-K dated September 19, 1997 and incorporated herein by reference).

10.77
First Amendment to Contribution and Exchange Agreement, dated as of December 11, 1997, by and among the Corporation and the Mack Group (filed as Exhibit 10.99 to the Corporation’s Form 8-K dated December 11, 1997 and incorporated herein by reference).

10.78
Employee Stock Option Plan of Mack-Cali Realty Corporation (filed as Exhibit 10.1 to the Corporation’s Post-Effective Amendment No. 1 to Form S-8, Registration No. 333-44443, and incorporated herein by reference).

10.79
Director Stock Option Plan of Mack-Cali Realty Corporation (filed as Exhibit 10.2 to the Corporation’s Post-Effective Amendment No. 1 to Form S-8, Registration No. 333-44443, and incorporated herein by reference).

10.80
2000 Employee Stock Option Plan (filed as Exhibit 10.1 to the Corporation’s Registration Statement on Form S-8, Registration No. 333-52478, and incorporated herein by reference), as amended by the First Amendment to the 2000 Employee Stock Option Plan (filed as Exhibit 10.17 to the Corporation’s Form 10-Q dated June 30, 2002 and incorporated herein by reference).

10.81
Amended and Restated 2000 Director Stock Option Plan (filed as Exhibit 10.2 to the Corporation’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, Registration No. 333-100244, and incorporated herein by reference).

10.82
Mack-Cali Realty Corporation 2004 Incentive Stock Plan (filed as Exhibit 10.1 to the Corporation’s Registration Statement on Form S-8, Registration No. 333-116437, and incorporated herein by reference).

10.83	Deferred Compensation Plan for Directors (filed as Exhibit 10.1 to the Corporation’s Registration Statement on Form S-8, Registration No. 333-80081, and incorporated herein by reference).

10.84
Form of Indemnification Agreement by and between Mack-Cali Realty Corporation and each of William L. Mack, John J. Cali, Mitchell E. Hersh, John R. Cali, David S. Mack, Martin S. Berger, Alan S. Bernikow, Kenneth M. Duberstein, Martin D. Gruss, Nathan Gantcher, Vincent Tese, Roy J. Zuckerberg, Alan G. Philibosian, Irvin D. Reid, Robert F. Weinberg, Barry Lefkowitz, Roger W. Thomas, Michael A. Grossman, Mark Yeager, Anthony Krug, Dean Cingolani, Anthony DeCaro Jr., Mark Durno, William Fitzpatrick, John Kropke, Nicholas Mitarotonda, Jr., Michael Nevins, Virginia Sobol, Albert Spring, Daniel Wagner, Deborah Franklin, John Marazzo, Christopher DeLorenzo, Jeffrey Warner, Diane Chayes and James Corrigan (filed as Exhibit 10.28 to the Operating Partnership’s Form 10-Q dated September 30, 2002 and incorporated herein by reference).

10.85
Indemnification Agreement dated October 22, 2002 by and between Mack-Cali Realty Corporation and John Crandall (filed as Exhibit 10.29 to the Operating Partnership’s Form 10-Q dated September 30, 2002 and incorporated herein by reference).

10.86
Second Amendment to Contribution and Exchange Agreement, dated as of June 27, 2000, between RMC Development Company, LLC f/k/a Robert Martin Company, LLC, Robert Martin Eastview North Company, L.P., the Corporation and the Operating Partnership (filed as Exhibit 10.44 to the Operating Partnership’s Form 10-K dated December 31, 2002 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.87
Limited Partnership Agreement of Meadowlands Mills/Mack-Cali Limited Partnership by and between Meadowlands Mills Limited Partnership, Mack-Cali Meadowlands Entertainment L.L.C. and Mack-Cali Meadowlands Special L.L.C. dated November 25, 2003 (filed as Exhibit 10.1 to the Corporation’s Form 8-K dated December 3, 2003 and incorporated herein by reference).

10.88
Redevelopment Agreement by and between the New Jersey Sports and Exposition Authority and Meadowlands Mills/Mack-Cali Limited Partnership dated December 3, 2003 (filed as Exhibit 10.2 to the Corporation’s Form 8-K dated December 3, 2003 and incorporated herein by reference).

10.89
First Amendment to Redevelopment Agreement by and between the New Jersey Sports and Exposition Authority and Meadowlands Mills/Mack-Cali Limited Partnership dated October 5, 2004 (filed as Exhibit 10.54 to the Corporation’s Form 10-Q dated September 30, 2004 and incorporated herein by reference).

10.90
Letter Agreement by and between Mack-Cali Realty Corporation and The Mills Corporation dated October 5, 2004 (filed as Exhibit 10.55 to the Corporation’s Form 10-Q dated September 30, 2004 and incorporated herein by reference).

10.91
First Amendment to Limited Partnership Agreement of Meadowlands Mills/Mack-Cali Limited Partnership by and between Meadowlands Mills Limited Partnership, Mack-Cali Meadowlands Entertainment L.L.C. and Mack-Cali Meadowlands Special L.L.C. dated as of June 30, 2005 (filed as Exhibit 10.66 to the Operating Partnership’s Form 10-Q dated June 30, 2005 and incorporated herein by reference).

10.92*
Mack-Cali Rights, Obligations and Option Agreement by and between Meadowlands Developer Limited Partnership, Meadowlands Limited Partnership, Meadowlands Developer Holding Corp., Meadowlands Mack-Cali GP, L.L.C., Mack-Cali Meadowlands Special, L.L.C., Baseball Meadowlands Mills/Mack-Cali Limited Partnership, A-B Office Meadowlands Mack-Cali Limited Partnership, C-D Office Meadowlands Mack-Cali Limited Partnership, Hotel Meadowlands Mack-Cali Limited Partnership and ERC Meadowlands Mills/Mack-Cali Limited Partnership dated November 22, 2006.

10.93*
Redemption Agreement by and among Meadowlands Developer Limited Partnership, Meadowlands Developer Holding Corp., Mack-Cali Meadowlands entertainment L.L.C., Mack-Cali Meadowlands Special L.L.C., and Meadowlands Limited Partnership dated November 22, 2006.

10.94
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

10.95
Membership Interest Purchase and Contribution Agreement by and among Mr. Stanley C. Gale, SCG Holding Corp., Mack-Cali Realty Acquisition Corp. and Mack-Cali Realty, L.P. dated as of March 7, 2006 (filed as Exhibit 10.1 to the Operating Partnership’s Form 8-K dated March 7, 2006 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.96
Amendment No. 1 to Membership Interest Purchase and Contribution Agreement dated as of March 31, 2006 (filed as Exhibit 10.1 to the Operating Partnership’s Form 8-K dated March 28, 2006 and incorporated herein by reference).

10.97
Amendment No. 2 to Membership Interest Purchase and Contribution Agreement dated as of May 9, 2006 (filed as Exhibit 10.1 to the Operating Partnership’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.98
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

10.99
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

10.100
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

10.101
Loan Agreement by and among the entities set forth on Exhibit A, collectively, as Borrowers, and Gramercy Warehouse Funding I LLC, as Lender, dated May 9, 2006 (filed as Exhibit 10.5 to the Operating Partnership’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.102
Promissory Note of One Grande SPE LLC, 1280 Wall SPE LLC, 10 Sylvan SPE LLC, 5 Independence SPE LLC, 1 Independence SPE LLC, and 3 Becker SPE LLC, as Borrowers, in favor of Gramercy Warehouse Funding I, LLC, as Lender, in the principal amount of $90,286,551 dated May 9, 2006 (filed as Exhibit 10.6 to the Operating Partnership’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.103
Mortgage, Security Agreement and Fixture Filing by and between 4 Becker SPE LLC, as Borrower, and Wachovia Bank, National Association, as Lender, dated May 9, 2006 (filed as Exhibit 10.7 to the Operating Partnership’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.104
Promissory Note of 4 Becker SPE LLC, as Borrower, in favor of Wachovia Bank, National Association, as Lender, in the principal amount of $43,000,000 dated May 9, 2006 (filed as Exhibit 10.8 to the Operating Partnership’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.105
Mortgage, Security Agreement and Fixture Filing by and between 210 Clay SPE LLC, as Borrower, and Wachovia Bank, National Association, as Lender, dated May 9, 2006 (filed as Exhibit 10.9 to the Operating Partnership’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.106
Promissory Note of 210 Clay SPE LLC, as Borrower, in favor of Wachovia Bank, National Association, as Lender, in the principal amount of $16,000,000 dated May 9, 2006 (filed as Exhibit 10.10 to the Operating Partnership’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.107
Mortgage, Security Agreement and Fixture Filing by and between 5 Becker SPE LLC, as Borrower, and Wachovia Bank, National Association, as Lender, dated May 9, 2006 (filed as Exhibit 10.11 to the Operating Partnership’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.108
Promissory Note of 5 Becker SPE LLC, as Borrower, in favor of Wachovia Bank, National Association, as Lender, in the principal amount of $15,500,000 dated May 9, 2006 (filed as Exhibit 10.12 to the Operating Partnership’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.109
Mortgage, Security Agreement and Fixture Filing by and between 51 CHUBB SPE LLC, as Borrower, and Wachovia Bank, National Association, as Lender, dated May 9, 2006 (filed as Exhibit 10.13 to the Operating Partnership’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.110
Promissory Note of 51 CHUBB SPE LLC, as Borrower, in favor of Wachovia Bank, National Association, as Lender, in the principal amount of $4,500,000 dated May 9, 2006 (filed as Exhibit 10.14 to the Operating Partnership’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.111
Form of Amended and Restated Limited Liability Company Agreement of Mack-Green-Gale LLC dated                 , 2006 (filed as Exhibit 10.3 to the Operating Partnership’s Form 8-K dated March 7, 2006 and incorporated herein by reference).

10.112	Form of Limited Liability Company Operating Agreement (filed as Exhibit 10.3 to the Operating Partnership’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.113
Agreement of Sale and Purchase dated August 9, 2006 by and between Mack-Cali Realty, L.P. and Westcore Properties AC, LLC (filed as Exhibit 10.91 to the Operating Partnership’s Form 10-Q dated September 30, 2006 and incorporated herein by reference).

10.114
First Amendment to Agreement of Sale and Purchase dated September 6, 2006 by and between Mack-Cali Realty, L.P. and Westcore Properties AC, LLC (filed as Exhibit 10.92 to the Operating Partnership’s Form 10-Q dated September 30, 2006 and incorporated herein by reference).

10.115
Second Amendment to Agreement of Sale and Purchase dated September 15, 2006 by and between Mack-Cali Realty, L.P. and Westcore Properties AC, LLC (filed as Exhibit 10.93 to the Operating Partnership’s Form 10-Q dated September 30, 2006 and incorporated herein by reference).

10.116
Agreement of Sale and Purchase dated September 25, 2006 by and between Phelan Realty Associates L.P., 795 Folsom Realty Associates L.P. and Westcore Properties AC, LLC (filed as Exhibit 10.94 to the Operating Partnership’s Form 10-Q dated September 30, 2006 and incorporated herein by reference).

10.117*
Membership Interest Purchase and Contribution Agreement dated as of December 28, 2006, by and among NKFGMS Owners, LLC, The Gale Construction Services Company, L.L.C., NKFFM Limited Liability Company, Scott Panzer, Ian Marlow, Newmark & Company Real Estate, Inc. d/b/a Newmark Knight Frank, and Mack-Cali Realty, L.P.

10.118*	Operating Agreement of NKFGMS Owners, LLC.

10.119*
Loans, Sale and Services Agreement dated December 28, 2006 by and between Newmark & Company Real Estate, Inc. d/b/a Newmark Knight Frank, Mack-Cali Realty, L.P., and Newmark Knight Frank Global Management Services, LLC.

Exhibit Number	Exhibit Title

10.120*
Term Loan Agreement among Mack-Cali Realty, L.P. and JPMorgan Chase Bank, N.A. as Administrative Agent, J.P. Morgan Securities Inc. as Arranger, and other lender which may become parties to this Agreement dated November 29, 2006.

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