Form 10-Q
period 2007-03-31
MACK CALI REALTY L P
filed 2007-05-03
CIK 1067063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES___ NO X

MACK-CALI REALTY, L.P.

FORM 10-Q

MACK-CALI REALTY, L.P.

Part I - Financial Information

Item 1. Financial Statements

The accompanying unaudited consolidated balance sheets, statements of operations, of changes in stockholders’ equity, and of cash flows and related notes thereto, have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. The financial statements reflect all adjustments consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair presentation for the interim periods.

The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in Mack-Cali Realty, L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts) (unaudited)

ASSETS	March 31, 2007	December 31, 2006
Rental property
Land and leasehold interests	$656,514	$659,169
Buildings and improvements	3,523,319	3,549,699
Tenant improvements	347,141	356,495
Furniture, fixtures and equipment	8,388	8,224
	4,535,362	4,573,587
Less - accumulated depreciation and amortization	(802,196)	(796,793)
	3,733,166	3,776,794
Rental property held for sale, net	30,333	--
Net investment in rental property	3,763,499	3,776,794
Cash and cash equivalents	150,171	101,223
Investments in unconsolidated joint ventures	168,861	160,301
Unbilled rents receivable, net	104,934	100,847
Deferred charges and other assets, net	244,196	240,637
Restricted cash	16,288	15,448
Accounts receivable, net of allowance for doubtful accounts
of $2,486 and $1,260	25,454	27,639

Total assets	$4,473,403	$4,422,889

LIABILITIES AND PARTNERS’ CAPITAL
Senior unsecured notes	$1,631,748	$1,631,482
Revolving credit facility	--	145,000
Mortgages, loans payable and other obligations	364,269	383,477
Distributions payable	53,651	50,591
Accounts payable, accrued expenses and other liabilities	119,969	122,134
Rents received in advance and security deposits	49,546	45,972
Accrued interest payable	18,457	34,106
Total liabilities	2,237,640	2,412,762

Minority interest in consolidated joint ventures	1,879	2,117

Commitments and contingencies

Partners’ capital:
General Partner, 10,000 and 10,000 preferred units outstanding	24,836	24,836
General Partner, 67,847,852 and 62,925,191 common units outstanding	1,738,778	1,503,071
Limited partners, 15,200,761 and 15,342,283 common units outstanding	470,270	480,103
Total partners’ capital	2,233,884	2,008,010

Total liabilities and partners’ capital	$4,473,403	$4,422,889

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts) (unaudited)

	Three Months Ended
	March 31,
REVENUES	2007	2006
Base rents	$140,034	$127,975
Escalations and recoveries from tenants	26,225	21,003
Construction services	22,341	--
Real estate services	2,741	628
Other income	2,398	2,789
Total revenues	193,739	152,395

EXPENSES
Real estate taxes	23,519	20,816
Utilities	17,558	14,468
Operating services	24,766	20,260
Direct construction costs	20,911	--
General and administrative	11,071	8,775
Depreciation and amortization	41,514	36,578
Total expenses	139,339	100,897
Operating Income	54,400	51,498

OTHER (EXPENSE) INCOME
Interest expense	(30,936)	(31,075)
Interest and other investment income	1,617	1,445
Equity in earnings (loss) of unconsolidated joint ventures	(2,231)	247
Minority interest in consolidated joint ventures	227	--
Gain on sale of investment in marketable securities	--	15,060
Total other (expense) income	(31,323)	(14,323)
Income from continuing operations	23,077	37,175
Discontinued operations:
Income from discontinued operations	325	3,457
Net income	23,402	40,632
Preferred unit distributions	(500)	(500)
Net income available to common unitholders	$22,902	$40,132

Basic earnings per common unit:
Income from continuing operations	$0.28	$0.48
Discontinued operations	$--	0.05
Net income available to common unitholders	$0.28	$0.53

Diluted earnings per common unit:
Income from continuing operations	$0.28	$0.48
Discontinued operations	$--	0.04
Net income available to common unitholders	$0.28	$0.52

Distributions declared per common unit	$0.64	$0.63

Basic weighted average units outstanding	80,982	76,318

Diluted weighted average units outstanding	81,234	76,642

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL (in thousands) (unaudited)

	General	General	Limited	General	General	Limited
	Partner	Partner	Partners	Partner	Partner	Partners	Total
	Preferred	Common	Common	Preferred	Common	Common	Partners’
	Units	Units	Units	Unitholders	Unitholders	Unitholders	Capital
Balance at January 1, 2007	10	62,925	15,342	$24,836	$1,503,071	$480,103	$2,008,010
Net income	--	--	--	500	18,579	4,323	23,402
Distributions	--	--	--	(500)	(43,423)	(9,728)	(53,651)
General Partner Common
Stock offering	--	4,650	--	--	251,732	--	251,732
Redemption of limited
partners common units
for shares of
common stock	--	142	(142)	--	4,428	(4,428)	--
Units issued under Dividend
Reinvestment and Stock
Purchase Plan	--	1	--	--	67	--	67
Contributions - proceeds
from stock options
exercised	--	117	--	--	3,347	--	3,347
Stock options expense	--	--	--	--	33	--	33
Directors Deferred
compensation plan	--	--	--	--	79	--	79
Issuance of restricted stock
awards	--	13	--	--	--	--	--
Amortization of stock
compensation	--	--	--	--	865	--	865

Balance at March 31, 2007	10	67,848	15,200	$24,836	$1,738,778	$470,270	$2,233,884

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended
	March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2007	2006
Net income	$23,402	$40,632
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	41,514	36,578
Depreciation and amortization on discontinued operations	343	3,064
Stock options expense	33	37
Amortization of stock compensation	865	693
Amortization of deferred financing costs and debt discount	708	721
Equity in (earnings) losses of unconsolidated joint ventures, net	2,231	(247)
Gain on sale of marketable securities available for sale		(15,060)
Minority interest in consolidated joint venture	(227)	--
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(4,087)	(6,183)
Increase in deferred charges and other assets, net	(13,576)	(6,802)
Decrease (increase) in accounts receivable, net	2,185	(333)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(2,165)	2,698
Increase in rents received in advance and security deposits	3,574	4,475
Decrease in accrued interest payable	(15,649)	(8,020)

Net cash provided by operating activities	$39,151	$52,253

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to rental property and related intangibles	$(19,000)	$(35,312)
Repayments of notes receivable	41	39
Investment in unconsolidated joint ventures	(10,801)	(779)
Purchase of marketable securities available for sale	--	(11,912)
Proceeds from sale of marketable securities available for sale	--	78,609
Increase in restricted cash	(840)	(4,792)

Net cash (used in) provided by investing activities	$(30,600)	$25,853

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from senior unsecured notes	--	$199,914
Borrowings from revolving credit facility	$76,000	223,750
Repayment of revolving credit facility	(221,000)	(358,750)
Repayment of mortgages, loans payable and other obligations	(19,091)	(148,509)
Payment of financing costs	--	(384)
Proceeds from offering of Common Stock	251,732	--
Proceeds from stock options exercised	3,347	5,259
Payment of distributions	(50,591)	(48,178)

Net cash provided by (used in) financing activities	$40,397	$(126,898)

Net increase (decrease) in cash and cash equivalents	$48,948	$(48,792)
Cash and cash equivalents, beginning of period	$101,223	60,397

Cash and cash equivalents, end of period	$150,171	$11,605

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION
Mack-Cali Realty, L.P., a Delaware limited partnership, together with its subsidiaries (the “Operating Partnership”), was formed on May 31, 1994 to conduct the business of leasing, management, acquisition, development, construction and tenant-related services for its sole general partner, Mack-Cali Realty Corporation (the “Corporation” or “General Partner”). The Operating Partnership, through its operating divisions and subsidiaries, including the Mack-Cali property-owning partnerships and limited liability companies (collectively, the “Property Partnerships”) is the entity through which all of the General Partner’s operations are conducted.

The General Partner is a fully integrated, self-administered, self-managed real estate investment trust (“REIT”). The General Partner controls the Operating Partnership as its sole general partner, and owned an 81.7 percent and 80.4 percent common unit interest in the Operating Partnership as of March 31, 2007 and December 31, 2006, respectively.

The General Partner’s business is the ownership of interests in and operation of the Operating Partnership, and all of the General Partner’s expenses are incurred for the benefit of the Operating Partnership. The General Partner is reimbursed by the Operating Partnership for all expenses it incurs relating to the ownership and operation of the Operating Partnership.

As of March 31, 2007, the Operating Partnership owned or had interests in 300 properties plus developable land (collectively, the “Properties”). The Properties aggregate approximately 34.3 million square feet, which are comprised of 289 buildings, primarily office and office/flex buildings, totaling approximately 33.9 million square feet (which include 44 buildings, primarily office buildings aggregating approximately 5.4 million square feet owned by unconsolidated joint ventures in which the Operating Partnership has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, two retail properties totaling approximately 17,300 square feet, one hotel (which is owned by an unconsolidated joint venture in which the Operating Partnership has an investment interest) and two parcels of land leased to others. The Properties are located in seven states, primarily in the Northeast, plus the District of Columbia.

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

Rental
Property
Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Included in total rental property is construction and development in-progress of $130,950,000 and $116,151,000 (including land of $64,405,000 and $63,136,000) as of March 31, 2007 and December 31, 2006, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

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

Deferred
Financing Costs
Costs incurred in obtaining financing are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $708,000 and $721,000 for the three months ended March 31, 2007 and 2006, respectively.

Deferred
Leasing Costs
Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Operating Partnership are compensated for providing leasing services to the Properties. The portion of such compensation, which is capitalized and amortized, approximated $1,137,000 and $849,000 for the three months ended March 31, 2007 and 2006, respectively.

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

Certain of the Operating Partnership’s corporate subsidiaries are taxable REIT subsidiaries (each a “TRS”). In general, a TRS may perform additional services for tenants of the Operating Partnership and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the providing to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax. If the Corporation fails to qualify as a REIT in any taxable year, the Corporation will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. The Corporation is subject to certain state and local taxes.

The Corporation adopted the provisions of FASB Interpretation No. 48 (“FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FAS No. 109”) on January 1, 2007. As a result of the implementation of FIN 48, the Corporation recognized no material adjustments regarding its tax accounting treatment. The Corporation expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense, which is included in general and administrative expense.

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

Distributions
Payable
The distributions payable at March 31, 2007 represents distributions payable to preferred unitholders (10,000 Series C preferred units) and common unitholders (83,048,773 common units), for all such holders of record as of April 4, 2007 with respect to the first quarter 2007. The first quarter 2007 Series C preferred units distributions of $50.00 per preferred unit and common unit distributions of $0.64 per common unit were approved by the Corporation’s Board of Directors on March 13, 2007. The preferred unit distributions and common unit distributions payable were paid on April 16, 2007.

The distributions payable at December 31, 2006 represents distributions payable to preferred unitholders (10,000 Series C preferred units) and common unitholders (78,267,554 common units), for all such holders of record as of January 4, 2007 with respect to the fourth quarter 2006. The fourth quarter 2006 Series C preferred units distributions of $50.00 per preferred unit and common unit distributions of $0.64 per common unit were approved by the Corporation’s Board of Directors on December 5, 2006. The common unit distributions payable were paid on January 12, 2007. The preferred unit distributions payable were paid on January 16, 2007.

Costs Incurred For
Stock Issuances	Costs incurred in connection with the Corporation’s stock issuances are reflected as a reduction of General Partner’s capital.

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

In 2002, the Operating Partnership adopted the provisions of FASB No. 123, and in 2006, the Operating Partnership adopted the provisions of FASB No. 123(R), which did not have a material effect on the Operating Partnership’s financial position and results of operations. These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”) and stock options at the grant date be amortized ratably into expense over the appropriate vesting period. For the three months ended March 31, 2007 and 2006, the Operating Partnership recorded restricted stock and stock options expense of $898,000 and $730,000 for the three months ended March 31, 2007 and 2006, respectively.

Other
Comprehensive
Income	Other comprehensive income (loss) includes items that are recorded in equity, such as unrealized holding gains or losses on marketable securities available for sale.

Reclassifications	Certain reclassifications have been made to prior period amounts in order to conform with current period presentation.

3.	REAL ESTATE TRANSACTIONS

On February 27, 2007, the Operating Partnership exercised its option to acquire approximately 43 acres of land sites adjacent to its Capital Office Park complex in Greenbelt, Maryland able to accommodate the development of up to 600,000 square feet of office space for $13 million. The option was acquired as part of the acquisition of the office complex in February 2006. The Operating Partnership expects to complete the purchase of the land in the second quarter 2007.

On March 21, 2007, the Operating Partnership announced that it reached an agreement to purchase condominium interests in 125 Broad Street (“Broad Street Condo”), a downtown Manhattan office tower, for $273 million. The condominium units being acquired include floors 2 through 16 of the 40-story building, and collectively comprise 39.6 percent, or 524,500 square feet, of the property. The condominium interests to be acquired are currently 100 percent leased. In a related transaction, the Operating Partnership also signed a contract to sell 500 West Putnam Avenue, a 121,500 square-foot office building located in Greenwich, Connecticut to an affiliate of the seller of the Broad Street Condo, for $56 million. The Operating Partnership expects to complete these transactions in the second quarter 2007. The completion of each of these transactions is contingent upon the other.

On April 10, 2007, the Company entered into an agreement to sell its 133,000 square-foot office building located at 1000 Bridgeport Avenue in Shelton, Connecticut for $16.8 million. The Company expects to complete the sale of the property in the second quarter 2007.

4.	INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

The debt of the Operating Partnership’s unconsolidated joint ventures aggregating $582.8 million as of March 31, 2007 is non-recourse to the Operating Partnership, except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations, and except as otherwise indicated below.

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

Mills was to develop, lease and operate the entertainment phase of the Meadowlands Xanadu project (“ERC”). Upon the Operating Partnership’s exercise of its rights under the Meadowlands Xanadu Venture Agreement to develop the office and hotel phases, the Meadowlands Venture was to convey ownership of the component ventures to the Operating Partnership and Mills or its affiliate, and the Operating Partnership or its affiliate was to own an 80 percent interest and Mills or its affiliate was to own a 20 percent interest in such component ventures.

On August 21, 2006, Mills announced that it had signed a non-binding letter of intent with Colony Capital Acquisitions, LLC (“Colony”) and Kan Am USA Management XXII Limited Partnership (“Kan Am”) under which Colony would arrange for construction financing for Meadowlands Xanadu and make a significant equity infusion into the Meadowlands Venture, and Mills would not have any financial obligations post closing (“Colony Transaction”). Kan Am has been a partner with Mills in the Meadowlands Venture.

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

In connection with the Colony Transaction and pursuant to the Redemption Agreement, the Meadowlands Venture redeemed (the “Redemption”) the Operating Partnership’s entire interest in the Meadowlands Venture and its right to participate in the development of the ERC component in exchange for (i) $22.5 million in cash and (ii) a non-economic partner interest in each of the office and hotel components of Meadowlands Xanadu. In connection with the Redemption, the Operating Partnership also received a non-interest bearing promissory note for an additional $2.5 million, which note is payable in full by MLP only at such time as the Operating Partnership exercises one of its options to develop the first of the office and hotel components of Meadowlands Xanadu. The Operating Partnership’s remaining investment of approximately $11.9 million is included in deferred charges and other assets, net, as of December 31, 2006 and March 31, 2007.

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

G&G MARTCO (Convention Plaza)
The Operating Partnership held a 50 percent interest in G&G Martco, which owns Convention Plaza, a 305,618 square foot office building, located in San Francisco, California. On November 6, 2006, the Operating Partnership sold substantially all of its interest in the venture to an affiliate of its joint venture partner for approximately $16.3 million, realizing a gain on the sale of approximately $10.8 million. The Operating Partnership performed management and leasing services for the property owned by the joint venture through the date of sale and recognized $45,000 in fees for such services in the three months ended March 31, 2006.

PLAZA VIII AND IX ASSOCIATES, L.L.C.
Plaza VIII and IX Associates, L.L.C. is a joint venture between the Operating Partnership and Columbia Development Company, L.L.C. (“Columbia”). The venture was formed to acquire land for future development, located on the Hudson River waterfront in Jersey City, New Jersey, adjacent to the Operating Partnership’s Harborside Financial Center office complex. The Operating Partnership and Columbia each hold a 50 percent interest in the venture. Among other things, the partnership agreement provides for a preferred return on the Operating Partnership’s invested capital in the venture, in addition to the Operating Partnership’s proportionate share of the venture’s profit, as defined in the agreement. The venture owns undeveloped land currently used as a parking facility.

RAMLAND REALTY ASSOCIATES L.L.C. (One Ramland Road)
On August 20, 1998, the Operating Partnership entered into a joint venture with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C. The venture was formed to own, manage and operate One Ramland Road, a 232,000 square foot office/flex building and adjacent developable land, located in Orangeburg, New York. In August 1999, the joint venture completed redevelopment of the property and placed the office/flex building in service. The Operating Partnership holds a 50 percent interest in the joint venture. The venture has a mortgage loan with a $14.9 million balance at March 31, 2007 secured by its office/flex property. The mortgage bears interest at a rate of LIBOR plus 175 basis points and was scheduled to mature in January 2007, with one two-year extension option, subject to certain conditions. In November 2006, the venture exercised its option to extend the term of the loan until January 2009.

The Operating Partnership performs management, leasing and other services for the property owned by the joint venture and recognized $16,000 and $16,000 in fees for such services in the three months ended March 31, 2007 and 2006, respectively.

SOUTH PIER AT HARBORSIDE - HOTEL DEVELOPMENT
On November 17, 1999, the Operating Partnership entered into a joint venture with Hyatt Corporation (“Hyatt”) to develop a 350-room hotel on the South Pier at Harborside Financial Center, Jersey City, New Jersey, which was completed and commenced initial operations in July 2002. The Operating Partnership owns a 50 percent interest in the venture.

On October 12, 2006, the venture obtained a $70.0 million mortgage loan (with a balance as of March 31, 2007 of $69.7 million) collateralized by the hotel property using the proceeds principally to retire $38.9 million of floating-rate debt and to make distributions to partners. The loan carries an interest rate of 6.15 percent and matures in November 2016. The venture has a loan with a balance as of March 31, 2007 of $7.3 million with the City of Jersey City, provided by the U.S. Department of Housing and Urban Development. The loan currently bears interest at fixed rates ranging from 6.09 percent to 6.62 percent and matures in August 2020. The Operating Partnership has posted a $7.3 million letter of credit in support of this loan, $3.6 million of which is indemnified by Hyatt.

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

On October 20, 2006, the venture entered into a $22.0 million construction loan with a commercial bank collateralized by the land and development project. The loan (with a balance as of March 31, 2007 of $12.7 million), carries an interest rate of LIBOR plus 130 basis points and matures in April 2008. The loan currently has three one-year extension options subject to certain conditions, each of which requires payment of a fee.

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

MACK-GREEN-GALE LLC
On May 9, 2006, as part of the Gale/Green transactions completed in May 2006, the Operating Partnership entered into a joint venture, Mack-Green-Gale LLC (“Mack-Green”), with SL Green, pursuant to which Mack-Green holds a 96 percent interest and acts as general partner of Gale SLG NJ Operating Partnership, L.P. (the “OP LP”). The Operating Partnership’s acquisition cost for its interest in Mack-Green was approximately $125 million, which was funded primarily through borrowing under the Operating Partnership’s revolving credit facility. The OP LP owns 100 percent of entities which own 25 office properties (the “OP LP Properties”) which aggregate 3.5 million square feet (consisting of 17 office properties aggregating 2.3 million square feet located in New Jersey and eight properties aggregating 1.2 million square feet located in Troy, Michigan), as well as a minor, non-controlling interest in four office properties aggregating 419,000 square feet located in Naperville, Illinois.

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

Substantially all of the OP LP Properties are encumbered by mortgage loans with an aggregate outstanding principal balance of $359.3 million at March 31, 2007. $189.4 million of the mortgage loans bear interest at a weighted average fixed interest rate of 6.32 percent per annum and mature at various times through May 2016. $170.0 million of the mortgage loans bear interest at a floating rate ranging from LIBOR plus 185 basis points to LIBOR plus 400 basis points per annum and mature at various times through January 2009. Included in the floating rate mortgage loans are $90.3 million provided by an affiliate of SL Green.

On August 9, 2006, $69.7 million of mortgage loans were refinanced. The new loan has a maximum principal amount of $90.0 million with $78.9 million drawn at March 31, 2007. The loan provides the ability to draw funds for qualified leasing and capital improvement costs. The loan bears interest at a rate of LIBOR plus 185 basis points and matures on August 8, 2008 with a two-year extension option.

The Operating Partnership performs management, leasing, and construction services for the properties owned by the joint venture and recognized $598,700 in income (net of $529,300 in direct costs) for such services in the three months ended March 31, 2007.

GE/GALE FUNDING LLC (PFV)
The Gale agreement signed as part of the Gale/Green transactions in May 2006 provides for the Operating Partnership to acquire certain ownership interests in real estate projects (the “Non-Portfolio Properties”), subject to obtaining certain third party consents and the satisfaction of various project-related and/or other conditions. Each of the Operating Partnership’s acquired interests in the Non-Portfolio Properties provide for the initial distributions of net cash flow solely to the Operating Partnership, and thereafter an affiliate of Mr. Gale (“Gale Affiliate”) has participation rights (“Gale Participation Rights”) in 50 percent of the excess net cash flow remaining after the distribution to the Operating Partnership of the aggregate amount equal to the sum of: (a) the Operating Partnership’s capital contributions, plus (b) an internal rate of return (“IRR”) of 10 percent per annum, accruing on the date or dates of the Operating Partnership’s investments.

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

GE Gale has a mortgage loan with a balance of $52.8 million at March 31, 2007. The loan bears interest at a rate of LIBOR plus 275 basis points and matures on January 9, 2009, with an extension option through January 9, 2011.

The Operating Partnership performs management, leasing, and construction services for PFV and recognized $211,500 in income (net of $714,000 in direct costs) for such services in the three months ended March 31, 2007.

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

The Route 93 Participant is a joint venture between the Operating Partnership and a Gale affiliate. Profits and losses are shared by the partners under this venture in proportion to their respective interests (83.3/16.7) until the investment yields an 11 percent IRR, then sharing will shift to 50/50.

The Route 93 Ventures have mortgage loans with an amount not to exceed $58.6 million, with a $39.4 million balance at March 31, 2007 collateralized by its office properties. The loan provides the venture the ability to draw additional monies for qualified leasing and capital improvement costs. The loan bears interest at a rate of LIBOR plus 220 basis points and matures on July 11, 2008, with three one-year extension options.

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

The operating agreement of M-C Kimball provides, among other things, for the Gale Participation Rights (of which Mark Yeager, an Executive Vice President of the Corporation, has a direct 26 percent interest).

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

100 Kimball has a construction loan in an amount not to exceed $29 million, with a balance at March 31, 2007 of $16.7 million. The loan bears interest at a rate of LIBOR plus 195 basis points and matures on December 8, 2008 with a one-year extension option.

The Operating Partnership performs construction and development services for the property owned by 100 Kimball for which it recognized $13,000 in income (net of $747,000 in direct costs) in the three months ended March 31, 2007.

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

The office property at 12 Vreeland is a 139,750 square foot office building that is fully leased to a single tenant through June 15, 2012. The property is subject to a mortgage loan, which matures on July 1, 2012, in the initial amount of $18.1 million bearing interest at 6.9 percent per annum. As of March 31, 2007 the outstanding balance on the mortgage note was $9.9 million.

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

As a result of the foregoing transactions, as of January 29, 2007, (i) the Filenes Property is owned by Vornado JV LLC, (ii) Vornado JV LLC is owned 50 percent by each of Vornado and JPM JV LLC, (iii) JPM JV LLC is owned 30 percent by M-C/Gale JV LLC, 70 percent by JPM and managed by Gale/426, which has no ownership interest in JPM JV LLC, and (iv) M-C/Gale JV LLC is owned 99.99 percent by the Operating Partnership and 0.01 percent by Gale/426. Thus, the Operating Partnership holds approximately a 15 percent indirect ownership interest in the Vornado JV LLC and the Filenes Property.

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

The joint venture’s current plans for the development of the Filenes Property include approximately 1.2 million square feet consisting of office, retail, condominium apartments, hotel and a garage. The project is subject to governmental approvals.

NKFGMS OWNERS, LLC
On December 28, 2006, the Operating Partnership contributed its facilities management business, which was acquired on May 9, 2006 as part of the Gale/Green transactions, to a newly-formed joint venture called NKFGMS Owners, LLC. With the contribution, the Operating Partnership received $600,000 in cash and a 40 percent interest in the joint venture. The Operating Partnership and a joint venture partner agreed to loan up to $3 million in total to the venture from time to time until December 28, 2009, which shall be funded by each of the Operating Partnership and the joint venture partner on a pro-rata basis in an amount not to exceed $1.5 million, respectively. The joint venture operating agreement provides for, among other things, profits and losses generally to be allocated in proportion to each member’s interest. In connection with the Contribution, the Operating Partnership recognized a loss of approximately $1.5 million.

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the financial position of the unconsolidated joint ventures in which the Operating Partnership had investment interests as of March 31, 2007 and December 31, 2006: (dollars in thousands)

	March 31, 2007
	Plaza			Red Bank	Mack-	Princeton						NKFGMS
	VIII & IX	Ramland	Harborside	Corporate	Green-	Forrestal	Route 93	Gale	55	12	Boston-	Owners	Combined
	Associates	Realty	South Pier	Plaza	Gale	Village	Portfolio	Kimball	Corporate	Vreeland	Filenes	LLC	Total
Assets:
Rental property, net	$ 11,250	$ 11,992	$ 67,819	$ 17,751	$ 479,024	$ 41,255	$ 58,343	$ 27,860	$ 17,000	$ 8,154	--	$ 242	$ 740,690
Other assets	1,625	825	11,486	2,089	72,453	28,419	5,721	654	--	887	$ 49,545	5,452	179,156
Total assets	$ 12,875	$ 12,817	$ 79,305	$ 19,840	$ 551,477	$ 69,674	$ 64,064	$ 28,514	$ 17,000	$ 9,041	$ 49,545	$ 5,694	$ 919,846
Liabilities and partners’/members’ capital
(deficit):
Mortgages, loans payable and other obligations	--	$ 14,906	$ 77,012	$ 12,694	$ 359,348	$ 52,800	$ 39,435	$ 16,710	--	$ 9,922	--	--	$ 582,827
Other liabilities	$ 529	409	3,288	23	36,125	7,224	1,072	--	--	--	$ 139	$ 4,622	53,431
Partners’/members’ capital (deficit)	12,346	(2,498)	(995)	7,123	156,004	9,650	23,557	11,804	$ 17,000	(881)	49,406	1,072	283,588
Total liabilities and partners’/members’ capital
(deficit)	$ 12,875	$ 12,817	$ 79,305	$ 19,840	$ 551,477	$ 69,674	$ 64,064	$ 28,514	$ 17,000	$ 9,041	$ 49,545	$ 5,694	$ 919,846

Operating Partnership’s investment in
unconsolidated joint ventures, net	$ 6,093	--	--	$ 3,713	$ 118,684	$ 2,429	$ 5,754	$ 1,032	$ 8,500	$ 7,251	$ 14,976	$ 429	$ 168,861

	December 31, 2006
	Plaza			Red Bank	Mack-	Princeton						NKFGMS
	VIII & IX	Ramland	Harborside	Corporate	Green-	Forrestal	Route 93	Gale	55	12	Boston-	Owners	Combined
	Associates	Realty	South Pier	Plaza	Gale	Village	Portfolio	Kimball	Corporate	Vreeland	Filenes	LLC	Total
Assets:
Rental property, net	$ 11,404	$ 12,141	$ 69,303	$ 12,462	$ 480,867	$ 37,825	$ 48,699	$ 26,601	$ 17,000	$ 8,221	--	$ 239	$ 724,762
Other assets	1,408	841	11,170	3,309	76,897	25,025	5,916	654	--	909	$ 10,500	2,638	139,267
Total assets	$ 12,812	$ 12,982	$ 80,473	$ 15,771	$ 557,764	$ 62,850	$ 54,615	$ 27,255	$ 17,000	$ 9,130	$ 10,500	$ 2,877	$ 864,029
Liabilities and partners’/members’ capital
(deficit):
Mortgages, loans payable and other obligations	--	$ 14,936	$ 77,217	$ 8,673	$ 358,063	$ 47,761	$ 34,413	$ 15,350	--	$10,253	--	--	$ 566,666
Other liabilities	$ 532	257	4,944	8	39,497	4,839	587	--	--	--	--	$ 1,329	51,993
Partners’/members’ capital (deficit)	12,280	(2,211)	(1,688)	7,090	160,204	10,250	19,615	11,905	$ 17,000	(1,123)	$ 10,500	1,548	245,370
Total liabilities and partners’/members’ capital
(deficit)	$ 12,812	$ 12,982	$ 80,473	$ 15,771	$ 557,764	$ 62,850	$ 54,615	$ 27,255	$ 17,000	$ 9,130	$ 10,500	$ 2,877	$ 864,029
Operating Partnership’s investment in
unconsolidated joint ventures, net	$ 6,060	--	--	$ 3,647	$ 119,061	$ 2,560	$ 6,669	$ 1,024	$ 8,500	$ 7,130	$ 5,250	$ 400	$ 160,301

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Operating Partnership had investment interests during the three months ended March 31, 2007 and 2006: (dollars in thousands)

	Three Months Ended March 31, 2007
			Plaza			Red Bank	Mack-	Princeton						NKFGMS
	Meadowlands	G&G	VIII & IX	Ramland	Harborside	Corporate	Green-	Forrestal	Route 93	Gale	55	12	Boston-	Owners	Combined
	Xanadu	Martco	Associates	Realty	South Pier	Plaza	Gale	Village	Portfolio	Kimball	Corporate	Vreeland	Filenes	LLC	Total
Total revenues	--	--	$ 259	$ 526	$ 8,938	--	$ 16,440	$ 2,868	$ 325	--	--	$ 524	$ 326	$ 8,990	$ 39,196
Operating and
other expenses	--	--	(39)	(374)	(5,563)	--	(7,442)	(1,631)	(888)	$ (9)	--	(19)	(261)	(8,918)	(25,144)
Depreciation and
amortization	--	--	(154)	(175)	(1,478)	--	(6,735)	(751)	(1,624)	--	--	(88)	--	--	(11,005)
Interest expense	--	--	--	(264)	(1,203)	--	(6,624)	(1,106)	(732)	(93)	--	(175)	--	--	(10,197)

Net income	--	--	$ 66	$ (287)	$ 694	--	$ (4,361)	$ (620)	$ (2,919)	$ (102)	--	$ 242	$ 65	$ 72	$ (7,150)
Operating
Partnership’s equity
in earnings (loss)
of unconsolidated
joint ventures	--	--	$ 33	--	$ 347	--	$ (1,736)	$ (132)	$ (904)	$ (8)	--	$ 121	$ 19	$ 29	$ (2,231)

	Three Months Ended March 31, 2006
			Plaza			Red Bank	Mack-	Princeton						NKFGMS
	Meadowlands	G&G	VIII & IX	Ramland	Harborside	Corporate	Green-	Forrestal	Route 93	Gale	55	12	Boston-	Owners	Combined
	Xanadu	Martco	Associates	Realty	South Pier	Plaza	Gale	Village	Portfolio	Kimball	Corporate	Vreeland	Filenes	LLC	Total
Total revenues	--	$1,869	$ 126	$ 512	$ 7,829	--	--	--	--	--	--	--	--	--	$ 10,336
Operating and
other expenses	--	(902)	(42)	(340)	(4,885)	--	--	--	--	--	--	--	--	--	(6,169)
Depreciation and
amortization	--	(355)	(154)	(188)	(1,449)	--	--	--	--	--	--	--	--	--	(2,146)
Interest expense	--	(725)	--	(236)	(950)	--	--	--	--	--	--	--	--	--	(1,911)

Net income	--	$ (113)	$ (70)	$ (252)	$ 545	--	--	--	--	--	--	--	--	--	$ 110
Operating
Partnership’s equity
in earnings (loss)
of unconsolidated
joint ventures	--	$ 10	$ (35)	--	$ 272	--	--	--	--	--	--	--	--	--	$ 247

5.	DEFERRED CHARGES AND OTHER ASSETS

	March 31,	December 31,
(dollars in thousands)	2007	2006
Deferred leasing costs	$181,994	$184,175
Deferred financing costs	21,252	21,252
	203,246	205,427
Accumulated amortization	(74,448)	(76,407)
Deferred charges, net	128,798	129,020
Notes receivable	11,728	11,769
In-place lease values, related intangible and other assets, net	53,014	58,495
Prepaid expenses and other assets, net	50,656	41,353

Total deferred charges and other assets, net	$244,196	$240,637

6.	DISCONTINUED OPERATIONS

On March 15, 2007, the Operating Partnership entered into an agreement to sell its 121,250 square-foot office building located at 500 West Putnam Avenue in Greenwich, Connecticut for $56 million. This transaction is contingent upon the Operating Partnership’s completion of a contracted acquisition of the Broad Street Condo from an affiliate of the buyer. The Operating Partnership expects to complete these transactions in the second quarter 2007.

On April 10, 2007, the Operating Partnership entered into an agreement to sell its 133,000 square-foot office building located at 1000 Bridgeport Avenue in Shelton, Connecticut for $16.8 million. The Operating Partnership expects to complete the sale of the property in the second quarter 2007.

The above referenced properties are identified as held for sale as of March 31, 2007 and carried an aggregate book value of $30.3 million, net of accumulated depreciation of $8.7 million.

The Operating Partnership has presented these assets as discontinued operations in its statements of operations for the periods presented. As the Operating Partnership sold 300 Westage Business Center Drive in Fishkill, New York, 1510 Lancer Drive in Moorestown, New Jersey; a Colorado portfolio in various cities throughout Colorado; and a California portfolio in San Francisco, California during the year ended December 31, 2006, the Operating Partnership has presented these assets as discontinued operations in its statements of operations for all periods presented.

The following tables summarize income from discontinued operations for the three month periods ended March 31, 2007 and 2006:  (dollars in thousands)

	Three Months Ended
	March 31,
	2007	2006
Total revenues	$1,731	$ 11,647
Operating and other expenses	(715)	(4,778)
Depreciation and amortization	(343)	(3,064)
Interest expense (net of interest income)	(348)	(348)

Income from discontinued operations	$ 325	$ 3,457

7.	SENIOR UNSECURED NOTES

A summary of the Operating Partnership’s senior unsecured notes as of March 31, 2007 and December 31, 2006 is as follows: (dollars in thousands)

	March 31,	December 31,	Effective
	2007	2006	Rate (1)
7.250% Senior Unsecured Notes, due March 15, 2009	$ 299,540	$ 299,481	7.49%
5.050% Senior Unsecured Notes, due April 15, 2010	149,833	149,819	5.27%
7.835% Senior Unsecured Notes, due December 15, 2010	15,000	15,000	7.95%
7.750% Senior Unsecured Notes, due February 15, 2011	299,338	299,295	7.93%
5.250% Senior Unsecured Notes, due January 15, 2012	99,064	99,015	5.46%
6.150% Senior Unsecured Notes, due December 15, 2012	92,104	91,981	6.89%
5.820% Senior Unsecured Notes, due March 15, 2013	25,447	25,420	6.45%
4.600% Senior Unsecured Notes, due June 15, 2013	99,822	99,815	4.74%
5.125% Senior Unsecured Notes, due February 15, 2014	201,648	201,708	5.11%
5.125% Senior Unsecured Notes, due January 15, 2015	149,279	149,256	5.30%
5.800% Senior Unsecured Notes, due January 15, 2016	200,673	200,692	5.81%

Total Senior Unsecured Notes	$1,631,748	$1,631,482

(1) Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount on the notes, as applicable.

8.	UNSECURED REVOLVING CREDIT FACILITY

The Operating Partnership has an unsecured revolving credit facility with a borrowing capacity of $600 million, (expandable to $800 million). The interest rate on outstanding borrowings (not electing the Operating Partnership’s competitive bid feature) under the unsecured facility is currently LIBOR plus 65 basis points. The facility has a competitive bid feature, which allows the Operating Partnership to solicit bids from lenders under the facility to borrow up to $300 million at interest rates less than the current LIBOR plus 65 basis point spread. The Operating Partnership may also elect an interest rate representing the higher of the lender’s prime rate or the Federal Funds rate plus 50 basis points. The unsecured facility, which also requires a 15 basis point facility fee on the current borrowing capacity payable quarterly in arrears, is scheduled to mature in November 2009 and has an extension option of one year, which would require a payment of 25 basis points of the then borrowing capacity of the facility upon exercise. As of March 31, 2007, the Operating Partnership had no outstanding borrowings under its unsecured facility.

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

SUMMARY
As of March 31, 2007 and December 31, 2006, the Operating Partnership had outstanding borrowings of $0 and $145.0 million, respectively, under its unsecured revolving credit facility.

9.	MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Operating Partnership has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Operating Partnership’s rental properties. As of March 31, 2007, 18 of the Operating Partnership’s properties, with a total book value of approximately $516.5 million, are encumbered by the Operating Partnership’s mortgages and loans payable. Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

A summary of the Operating Partnership’s mortgages, loans payable and other obligations as of March 31, 2007 and December 31, 2006 is as follows: (dollars in thousands)

		Effective	Principal Balance at
		Interest	March 31,	December 31,
Property Name	Lender	Rate (a)	2007	2006	Maturity
Mack-Cali Airport	Allstate Life Insurance Co.	7.05%	--	$ 9,422	(b)
6303 Ivy Lane	State Farm Life Insurance Co.	5.57%	--	6,020	(c)
6404 Ivy Lane	TIAA	5.58%	$ 13,509	13,665	08/01/08
Assumed obligations	Various	4.91%	35,666	38,742	05/01/09 (d)
Various (e)	Prudential Insurance	4.84%	150,000	150,000	01/15/10
105 Challenger Road	Archon Financial CMBS	6.24%	18,803	18,748	06/06/10
2200 Renaissance Boulevard	TIAA	5.89%	17,727	17,819	12/01/12
Soundview Plaza	TIAA	6.02%	17,906	18,013	01/01/13
9200 Edmonston Road	Principal Commercial Funding L.L.C.	5.53%	5,198	5,232	05/01/13
6305 Ivy Lane	John Hancock Life Insurance Co.	5.53%	7,239	7,285	01/01/14
395 West Passaic	State Farm Life Insurance Co.	6.00%	12,898	12,996	05/01/14
6301 Ivy Lane	John Hancock Life Insurance Co.	5.52%	6,780	6,821	07/01/14
35 Waterview Blvd.	Wachovia CMBS	6.35%	20,259	20,318	08/11/14
500 West Putnam Avenue (f)	New York Life Insurance Co.	5.57%	25,000	25,000	01/10/16
23 Main Street	JP Morgan CMBS	5.59%	33,284	33,396	09/01/18

Total mortgages, loans payable and other obligations			$364,269	$383,477

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
(f) Property securing this mortgage is under contract for sale and is included in Rental Property Held For Sale.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED
Cash paid for interest for the three months ended March 31, 2007 and 2006 was $47,390,000 and $40,170,000 respectively. Interest capitalized by the Operating Partnership for the three months ended March 31, 2007 and 2006 was $1,324,000 and $1,487,000, respectively.

SUMMARY OF INDEBTEDNESS
As of March 31, 2007, the Operating Partnership’s total indebtedness of $1,996,017,000 (weighted average interest rate of 6.14 percent) was comprised entirely of fixed rate debt.

As of December 31, 2006, the Operating Partnership’s total indebtedness of $2,159,959,000 (weighted average interest rate of 6.11 percent) was comprised of $145,000,000 of revolving credit facility borrowings (weighted average rate of 5.76 percent) and fixed rate debt of $2,014,959,000 (weighted average rate of 6.14 percent).

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

GENERAL PARTNER:

COMMON STOCK
On February 7, 2007, the Corporation completed an underwritten offer and sale of 4,650,000 shares of its common stock and used the net proceeds, which totaled approximately $252 million (after offering costs), primarily to pay down its outstanding borrowings under the Operating Partnership’s revolving credit facility and for general corporate purposes. Concurrent with this transaction, the Corporation purchased from the Operating Partnership 4,650,000 of its outstanding common units for approximately $252 million.

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

The Series C Preferred Stock has preference rights with respect to liquidation and distributions over the common stock. Holders of the Series C Preferred Stock, except under certain limited conditions, will not be entitled to vote on any matters. In the event of a cumulative arrearage equal to six quarterly dividends, holders of the Series C Preferred Stock will have the right to elect two additional members to serve on the Corporation’s Board of Directors until dividends have been paid in full. At March 31, 2007, there were no dividends in arrears. The Corporation may issue unlimited additional preferred stock ranking on a parity with the Series C Preferred Stock but may not issue any preferred stock senior to the Series C Preferred Stock without the consent of two-thirds of its holders. The Series C Preferred Stock is essentially on an equivalent basis in priority with the Series C Preferred Units (the “Series C Preferred Units”).

Except under certain conditions relating to the Corporation’s qualification as a REIT, the Series C Preferred Stock is not redeemable prior to March 14, 2008. On and after such date, the Series C Preferred Stock will be redeemable at the option of the Corporation, in whole or in part, at $25 per depositary share, plus accrued and unpaid dividends.

In connection with the Corporation’s issuance of $25 million of Series C Preferred Stock, the Corporation acquired from the Operating Partnership $25 million of Series C Preferred Units, which have terms essentially identical to the Series C Preferred Stock.

REPURCHASE OF GENERAL PARTNER UNITS
The Corporation has authorization to repurchase up to $45.5 million of its outstanding common stock, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

STOCK OPTION PLANS
In May 2004, the Corporation established the 2004 Incentive Stock Plan under which a total of 2,500,000 shares have been reserved for issuance. No options have been granted through March 31, 2007 under this plan. In September 2000, the Corporation established the 2000 Employee Stock Option Plan (“2000 Employee Plan”) and the Amended and Restated 2000 Director Stock Option Plan (“2000 Director Plan”). In May 2002, shareholders of the Corporation approved amendments to both plans to increase the total shares reserved for issuance under both of the 2000 plans from 2,700,000 to 4,350,000 shares of the Corporation’s common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan). In 1994, and as subsequently amended, the Corporation established the Mack-Cali Employee Stock Option Plan (“Employee Plan”) and the Mack-Cali Director Stock Option Plan (“Director Plan”) under which a total of 5,380,188 shares (subject to adjustment) of the Corporation’s common stock had been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan). As the Employee Plan and Director Plan expired in 2004, stock options may no longer be issued under those plans. Stock options granted under the Employee Plan in 1994 and 1995 became exercisable over a three-year period. Stock options granted under the 2000 Employee Plan and those options granted subsequent to 1995 under the Employee Plan become exercisable over a five-year period. All stock options granted under both the 2000 Director Plan and Director Plan become exercisable in one year. All options were granted at the fair market value at the dates of grant and have terms of ten years. As of March 31, 2007 and December 31, 2006, the stock options outstanding had a weighted average remaining contractual life of approximately 4.5 and 4.7 years, respectively. Stock options exercisable at March 31, 2007 and December 31, 2006 had a weighted average remaining contractual life of approximately 4.1 and 4.5 years, respectively.

Information regarding the Corporation’s stock option plans for the three months ended March 31, 2007 is summarized below:

	Shares	Weighted
	Under	Average	Aggregate Intrinsic
	Options	Exercise Price	Value $(000’s)
Outstanding at January 1, 2007	690,306	$29.68
Exercised	(116,830)	$28.65
Outstanding at March 31, 2007 ($24.63 - $45.47)	573,476	$29.89	$10,294
Options exercisable at March 31, 2007	454,196	$30.27	$ 8,035
Available for grant at March 31, 2007	4,534,214	--	--

Cash received from options exercised under all stock option plans was $3.3 million and $5.3 million for the three months ended March 31, 2007 and 2006, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $3.0 million and $2.8 million, respectively. The Corporation has a policy of issuing new shares to satisfy stock option exercises.

The Operating Partnership recognized stock options expense of $33,000 and $37,000 for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, the Operating Partnership had $4.2 million of total unrecognized compensation cost related to unvested stock compensation granted under the Corporation’s stock compensation plans. That cost is expected to be recognized over a weighted average period of 1.8 years.

STOCK COMPENSATION
The Corporation has granted stock awards (“Restricted Stock Awards”) to officers, certain other employees, and non-employee members of the Board of Directors of the Corporation, which allow the holders to each receive a certain amount of shares of the Corporation’s common stock generally over a one to five-year vesting period and generally based on time and service, of which 153,211 shares were outstanding at March 31, 2007. Of the outstanding Restricted Stock Awards granted to executive officers and senior management, 46,873 are contingent upon the Corporation meeting certain performance and/or stock price appreciation objectives. All Restricted Stock Awards provided to the officers and certain other employees were granted under the 2000 Employee Plan and the Employee Plan. Restricted Stock Awards granted to directors were granted under the 2000 Director Plan.

Information regarding the Restricted Stock Awards for the three months ended March 31, 2007 is summarized below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Outstanding at January 1, 2007	216,620	$39.78
Granted	13,000	$52.62
Vested	(76,409)	$37.22

Outstanding at March 31, 2007	153,211	$42.15

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

During the three months ended March 31, 2007 and 2006, 1,643 and 1,635 deferred stock units were earned, respectively. As of March 31, 2007 and December 31, 2006, there were 38,799 and 37,263 deferred stock units outstanding, respectively.

LIMITED PARTNERS’ CAPITAL:

COMMON UNITS
Certain individuals and entities own common units in the Operating Partnership. A common unit and a share of common stock of the Corporation have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the Operating Partnership. Common units are redeemable by the common unitholders at their option, subject to certain restrictions, on the basis of one common unit for either one share of common stock or cash equal to the fair market value of a share of common stock at the time of the redemption. The Corporation has the option to deliver shares of common stock in exchange for all or any portion of the cash requested. The common unitholders may not put the units for cash to the Corporation or the Operating Partnership. When a unitholder redeems a common unit for common stock of the Corporation, limited partners’ capital is reduced and the General Partner’s capital is increased.

As of March 31, 2007 and December 31, 2006, the Operating Partnership had 15,200,761 and 15,342,283 limited partner common units outstanding, respectively.

EARNINGS PER UNIT
Basic EPU excludes dilution and is computed by dividing net income available to common unitholders by the weighted average number of units outstanding for the period. Diluted EPU reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units.

The following information presents the Operating Partnership’s results for the three months ended March 31, 2007 and 2006 in accordance with FASB No. 128: (dollars in thousands)

	Three Months Ended March 31,
Computation of Basic EPU	2007	2006
Income from continuing operations	$23,077	$37,175
Deduct: Preferred unit distributions	(500)	(500)
Income from continuing operations available to common unitholders	22,577	36,675
Income from discontinued operations	325	3,457
Net income available to common unitholders	$22,902	$40,132

Weighted average common units	80,982	76,318

Basic EPU:
Income from continuing operations	$0.28	$0.48
Income from discontinued operations	--	0.05
Net income available to common unitholders	$0.28	$0.53

	Three Months Ended March 31,
Computation of Diluted EPU	2007	2006
Income from continuing operations available to common unitholders	22,577	36,675
Income from discontinued operations for diluted earnings per unit	325	3,457
Net income available to common unitholders	$22,902	$40,132

Weighted average common units	81,234	76,642

Diluted EPU:
Income from continuing operations	$0.28	$0.48
Income from discontinued operations	--	0.04
Net income available to common unitholders	$0.28	$0.52

The following schedule reconciles the units used in the basic EPU calculation to the units used in the diluted EPU calculation:

	Three Months Ended March 31,
	2007	2006
Basic EPU units	80,982	76,318
Add: Stock options	252	324
Diluted EPU Units	81,234	76,642

Not included in the computations of diluted EPU were 0 and 5,000 stock options, as such securities were anti-dilutive during the three months ended March 31, 2007 and 2006, respectively. Unvested shares of restricted stock outstanding as of March 31, 2007 and 2006 were 153,211 and 184,946, respectively.

11. CONSOLIDATED JOINT VENTURES
The Operating Partnership has ownership interests in certain joint ventures which it consolidates. Various entities and/or individuals hold minority interests in these ventures.

12.	EMPLOYEE BENEFIT 401(k) PLANS

Employees of the Corporation, other than those assigned to the Gale Company and affiliated employers, who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan (the “401(k) Plan”). The 401(k) Plan allows eligible employees to defer from 1 to 30 percent of their annual compensation, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Corporation, at management’s discretion, may match employee contributions and/or make discretionary contributions. Total expense recognized by the Operating Partnership for the 401(k) Plan for the three months ended March 31, 2007 and 2006 was $100,000 and $100,000, respectively.

All employees of the Gale Company and other affiliated participating employers, other than certain employees who are represented for collective bargaining purposes by a labor organization, who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan (the “Gale Plan”). The Gale Plan allows eligible employees to defer from their annual compensation, the maximum amount permitted under federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Gale Company or the participant’s employer matches the employee’s deferral at the rate of 50 percent on the first six percent of the employee’s annual compensation for employees who have at least 1,000 hours of service and are employed on the last day of the plan year. In addition, the Corporation, at management’s discretion, may make discretionary contributions. Participants become 50 percent vested in employer contributions after two years of service and become 100 percent vested after three years of service. Total expense recognized by the Operating Partnership for the Gale Plan for the three months ended March 31, 2007 was $67,000.

13.	COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS
Pursuant to agreements with the City of Jersey City, New Jersey, the Operating Partnership is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties located in Jersey City, as follows:

The Harborside Plaza 5 agreement, as amended, which commenced in 2002 upon substantial completion of the property, as defined, is for a term of 20 years. The PILOT is equal to two percent of Total Project Costs. Total Project Costs, as defined, are $159.6 million. The PILOT totaled $798,000 and $798,000 for the three months ended March 31, 2007 and 2006.

The Harborside Plaza 4-A agreement, which commenced in 2000, is for a term of 20 years. The PILOT is equal to two percent of Total Project costs, as defined, and increases by 10 percent in years 7, 10 and 13 and by 50 percent in year 16. Total Project costs, as defined, are $45.5 million. The PILOT totaled $250,000 and $227,000 for the three months ended March 31, 2007 and 2006, respectively.

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

OPERATING LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable operating leases under which the Operating Partnership is the lessee, as of March 31, 2007, are as follows: (dollars in thousands)

Year	Amount
2007	268
2008	68
2009	16
2010	3

Total	$355

GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Operating Partnership is the lessee, as of March 31, 2007, are as follows: (dollars in thousands)

Year	Amount
2007	$ 381
2008	486
2009	501
2010	501
2011	501
2012 through 2084	35,454

Total	$37,824

Ground lease expense incurred by the Operating Partnership during the three months ended March 31, 2007 and 2006 amounted to $159,000 and $152,000, respectively.

OTHER
The Operating Partnership may not dispose of or distribute certain of its properties, currently comprising 50 properties with an aggregate net book value of approximately $1.3 billion, which were originally contributed by members of either the Mack Group (which includes William L. Mack, Chairman of the Corporation’s Board of Directors; David S. Mack, a director of the Corporation; Earle I. Mack, a former director of the Corporation; and Mitchell E. Hersh, president, chief executive officer and a director of the Corporation ), the Robert Martin Group (which includes Robert F. Weinberg, a director of the Corporation; Martin S. Berger, a former director of the Corporation; and Timothy M. Jones, former president of the Corporation), the Cali Group (which includes John R. Cali, a director of the Corporation, and John J. Cali, a former director of the Corporation) or certain other common unitholders without the express written consent of a representative of the Mack Group, the Robert Martin Group, the Cali Group or the specific certain other common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate Mack Group, Robert Martin Group, Cali Group members or the specific certain other common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”). The aforementioned restrictions do not apply in the event that the Operating Partnership sells all of its properties or in connection with a sale transaction which the Corporation’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Corporation or the Operating Partnership or to cure any material monetary default on any mortgage secured by a property. The Property Lock-Ups expire periodically through 2016. Upon the expiration of the Property Lock-Ups, the Operating Partnership is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate Mack Group, Robert Martin Group, Cali Group members or the specific certain other common unitholders. 87 of our properties, with an aggregate net book value of approximately $805.8 million, have lapsed restrictions and are subject to these conditions.

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

Future minimum rentals to be received under non-cancelable operating leases at March 31, 2007 are as follows: (dollars in thousands)

Year	Amount
2007	$ 415,174
2008	522,677
2009	475,183
2010	420,510
2011	353,218
2012 and thereafter	1,048,898

Total	$3,235,660

15.	SEGMENT REPORTING

The Operating Partnership operates in two business segments: (i) real estate and (ii) construction services. The Operating Partnership provides leasing, property management, acquisition, development, construction and tenant-related services for its portfolio. In May 2006, in conjunction with the Operating Partnership’s acquisition of the Gale Company and related businesses, the Operating Partnership acquired a business specializing solely in construction and related services whose operations comprise the Operating Partnership’s construction services segment. There were no revenues from foreign countries recorded for the three months ended March 31, 2007 and 2006. The Operating Partnership had no long lived assets in foreign locations as of March 31, 2007 and December 31, 2006. The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Operating Partnership evaluates performance based upon net operating income for each segment.

Selected results of operations for the three month periods ended March 31, 2007 and 2006 and selected asset information as of March 31, 2007 and December 31, 2006 regarding the Operating Partnership’s operating segments are as follows: (dollars in thousands)

				Total
		Construction	Corporate	Operating
	Real Estate	Services	& Other (d)	Partnership
Total revenues:
Three months ended:
March 31, 2007	$163,913	$26,963	$2,863	$193,739
March 31, 2006	152,242	--	153	152,395

Total operating and interest expenses(a):
Three months ended:
March 31, 2007	$60,966	$26,196	$39,982	$127,144	(e	)
March 31, 2006	55,023	--	38,926	93,949	(f	)

Equity in earnings (loss) of unconsolidated
joint ventures:
Three months ended:
March 31, 2007	$(2,231)	--	--	$(2,231)
March 31, 2006	247	--	--	247

Net operating income (b):
Three months ended:
March 31, 2007	$100,716	$767	$(37,119)	$64,364	(e	)
March 31, 2006	97,466		(38,773)	58,693	(f	)

Total assets:
March 31, 2007	$4,321,913	$34,145	$117,345	$4,473,403
December 31, 2006	4,281,222	28,353	113,314	4,422,889

Total long-lived assets (c):
March 31, 2007	$4,035,743	--	$1,550	$4,037,293
December 31, 2006	4,036,393	--	1,550	4,037,943

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

(e) Excludes $41,514 of depreciation and amortization.
(f) Excludes $36,578 of depreciation and amortization.

16.	IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

FINANCIAL ACCOUNTING STANDARDS BOARD (FASB) Statement No. 159 (“FASB No. 159”), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115

FASB No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FASB No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments.  This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income.
The following are eligible items for the measurement option established by FASB No. 159:

1.	Recognized financial assets and financial liabilities except:
a.	An investment in a subsidiary that the entity is required to consolidate;
b.	An interest in a variable interest entity that the entity is required to consolidate;
c.
Employers’ and plans’ obligations (or assets representing net overfunded positions) for pension benefits, other postretirement benefits (including health care and life insurance benefits), postemployment benefits, employee stock option and stock purchase plans, and other forms of deferred compensation arrangements, as defined in FASB Statements No. 35, Accounting and Reporting by Defined Benefit Pension Plans, No. 87, Employers’ Accounting for Pensions, No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, No. 112, Employers’ Accounting for Postemployment Benefits, No. 123 (revised December 2004), Share-Based Payment, No. 43, Accounting for Compensated Absences, No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and APB Opinion No. 12, Omnibus Opinion—1967;

d.
Financial assets and financial liabilities recognized under leases as defined in FASB Statement No. 13, Accounting for Leases (This exception does not apply to a guarantee of a third-party lease obligation or a contingent obligation arising from a cancelled lease.);

e.	Deposit liabilities, withdrawable on demand, of banks, savings and loan associations, credit unions, and other similar depository institutions; and
f.
Financial instruments that are, in whole or in part, classified by the issuer as a component of shareholder’s equity (including “temporary equity”). An example is a convertible debt security with a noncontingent beneficial conversion feature.

2.	Firm commitments that would otherwise not be recognized at inception and that involve only financial instruments.
3.	Nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services.
4.	Host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument.

The fair value option established by FASB No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. FASB No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Operating Partnership does not expect that the implementation of FASB No. 159 will have a material effect on the Operating Partnership’s consolidated financial position or results of operations.

FASB Statement No. 157 (“FASB No. 157”), Fair Value Measurements

FASB No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. FASB No. 157 applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is their relevant measurement attribute. Accordingly, FASB No. 157 does not require any new fair value measurements. However, for some entities, the application of FASB No. 157 will change current practice. This statement is effective for financial statements for fiscal years beginning after November 15, 2007. The Operating Partnership does not expect that the implementation of FASB No. 157 will have a material effect on the Operating Partnership’s consolidated financial position or results of operations.

Item 2. Management’s Discussion and Analysis of  Financial Condition and Results of Operations

GENERAL

The following discussion should be read in conjunction with the Consolidated Financial Statements of Mack-Cali Realty, L.P. (the “Operating Partnership”) and the notes thereto (collectively, the “Financial Statements”). Certain defined terms used herein have the meaning ascribed to them in the Financial Statements.

Executive Overview

Mack-Cali Realty Corporation (the “Corporation” or “General Partner”) is one of the largest real estate investment trusts (REITs) in the United States, with a total market capitalization of approximately $6.0 billion at March 31, 2007. Mack-Cali Realty, L.P. (the “Operating Partnership”) has been involved in all aspects of commercial real estate development, management and ownership for over 50 years and the Corporation has been a publicly-traded REIT since 1994. The Operating Partnership owns or has interests in 300 properties (collectively, the “Properties”), primarily class A office and office/flex buildings, totaling approximately 34.3 million square feet, leased to approximately 2,200 tenants. The properties are located primarily in suburban markets of the Northeast, some with adjacent, Operating Partnership-controlled developable land sites able to accommodate up to 11.5 million square feet of additional commercial space.

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

The Operating Partnership’s core markets continue to be weak. The percentage leased in the Operating Partnership’s consolidated portfolio of stabilized operating properties was 92.2 percent at March 31, 2007 as compared to 92.0 percent at December 31, 2006 and 90.4 percent at March 31, 2006. Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future (including, at March 31, 2007, a lease with a commencement date substantially in the future consisting of 8,590 square feet scheduled to commence in 2009), and leases that expire at the period end date. Leases that expired as of March 31, 2007, December 31, 2006 and March 31, 2006 aggregate 286,298, 103,477 and 95,861 square feet, respectively, or 1.0, 0.4 and 0.3 percentage of the net rentable square footage, respectively. Rental rates on the Operating Partnership’s space that was re-leased (based on first rents payable) during the three months ended March 31, 2007 decreased an average of 1.2 percent compared to rates that were in effect under the prior leases, as compared to a 4.8 percent decrease for the three months ended March 31, 2006. The Operating Partnership believes that vacancy rates may continue to increase in some of its markets in 2007. As a result, the Operating Partnership’s future earnings and cash flow may continue to be negatively impacted by current market conditions.

The remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand:

•	property transactions during the period;
•	critical accounting policies and estimates;
•	results of operations for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006; and
•	liquidity and capital resources.

Summary of Transactions

On February 27, 2007, the Operating Partnership exercised its option to acquire approximately 43 acres of land sites adjacent to its Capital Office Park complex in Greenbelt, Maryland able to accommodate the development of up to 600,000 square feet of office space for $13 million. The option was acquired as part of the acquisition of the office complex in February 2006.

On March 21, 2007, the Operating Partnership announced that it reached an agreement to purchase condominium interests in 125 Broad Street (“Broad Street Condo”), a downtown Manhattan office tower, for $273 million. The condominium units being acquired include floors 2 through 16 of the 40-story building, and collectively comprise 39.6 percent, or 524,500 square feet, of the property. The condominium interests to be acquired are currently 100 percent leased.  In a related transaction, the Operating Partnership also signed a contract to sell 500 West Putnam Avenue, a 121,500 square-foot office building located in Greenwich, Connecticut to the seller of the Broad Street Condo, for $56 million. The completion of each of these transactions is contingent upon the other.

On April 10, 2007, the Operating Partnership entered into an agreement to sell its 133,000 square-foot office building located at 1000 Bridgeport Avenue in Shelton, Connecticut for $16.8 million.

The Operating Partnership expects to complete the above transactions in the second quarter 2007.

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

Rental Property:
Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Interest capitalized by the Operating Partnership for the three months ended March 31, 2007 and 2006 was $1.3 million and $1.5 million, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

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

Results From Operations

The following comparisons for the three months ended March 31, 2007 (“2007”), as compared to the three months ended March 31, 2006 (“2006”), make reference to the following: (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Operating Partnership at December 31, 2005 excluding properties sold or held for sale through March 31, 2007, and (ii) the effect of the “Acquired Properties,” which represent all properties acquired by the Operating Partnership or commencing initial operations from January 1, 2006 through March 31, 2007.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

	Three Months Ended
	March 31,		Dollar	Percent
(dollars in thousands)	2007	2006	Change	Change
Revenue from rental operations and other:
Base rents	$140,034	$127,975	$ 12,059	9.4%
Escalations and recoveries from tenants	26,225	21,003	5,222	24.9
Other income	2,398	2,789	(391)	(14.0)
Total revenues from rental operations	168,657	151,767	16,890	11.1

Property expenses:
Real estate taxes	23,519	20,816	2,703	13.0
Utilities	17,558	14,468	3,090	21.4
Operating services	24,766	20,260	4,506	22.2
Total property expenses	65,843	55,544	10,299	18.5

Non-property revenues:
Construction services	22,341	--	22,341	--
Real estate services	2,741	628	2,113	336.5
Total non-property revenues	25,082	628	24,454	3,894.0

Non-property expenses:
Direct construction costs	20,911	--	20,911	--
General and administrative	11,071	8,775	2,296	26.2
Depreciation and amortization	41,514	36,578	4,936	13.5
Total non-property expenses	73,496	45,353	28,143	62.1
Operating income	54,400	51,498	2,902	5.6
Other (expense) income:
Interest expense	(30,936)	(31,075)	139	0.4
Interest and other investment income	1,617	1,445	172	11.9
Equity in earnings (loss) of unconsolidated joint ventures	(2,231)	247	(2,478)	(1,003.2)
Minority interest in consolidated joint ventures	227	--	(227)	--
Gain on sale of investment in marketable securities	--	15,060	(15,060)	(100.0)
Total other (expense) income	(31,323)	(14,323)	(17,000)	118.7

Income from continuing operations	23,077	37,175	14,098	(37.9)
Discontinued operations:
Income from discontinued operations	325	3,457	(3,132)	(90.6)
Net income	23,402	40,632	(17,230)	(42.4)
Preferred unit distributions	(500)	(500)	--	--
Net income available to common unitholders	$ 22,902	$ 40,132	$(17,230)	(42.9)%

The following is a summary of the changes in revenue from rental operations and other, and property expenses divided into Same-Store Properties and Acquired Properties:

	Total		Same-Store		Acquired
	Operating Partnership		Properties		Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change
Revenue from rental operations
and other:
Base rents	$12,059	9.4%	$5,836	4.5%	$6,223	4.9%
Escalations and recoveries
from tenants	5,222	24.9	4,387	20.9	835	4.0
Other income	(391)	(14.0)	(424)	(15.2)	33	1.2
Total	$16,890	11.1%	$9,799	6.4%	$7,091	4.7%

Property expenses:
Real estate taxes	$2,703	13.0%	$1,765	8.5%	$938	4.5%
Utilities	3,090	21.4	2,211	15.3	879	6.1
Operating services	4,506	22.2	2,212	10.9	2,294	11.3
Total	$10,299	18.5%	$6,188	11.1%	$4,111	7.4%

OTHER DATA:
Number of Consolidated Properties
(excluding properties held for sale):	253		242		11
Square feet (in thousands)	28,612		27,151		1,461

Base rents for the Same-Store Properties increased $5.8 million, or 4.5 percent, for 2007 as compared to 2006, due primarily to an increase in the percentage of space leased at the properties in 2007 from 2006. Escalations and recoveries from tenants for the Same-Store Properties increased $4.4 million, or 20.9 percent, for 2007 over 2006, due primarily to an increased amount of total property expenses in 2007. Other income for the Same-Store Properties decreased $0.4 million, or 15.2 percent, due primarily to a decrease in lease breakage fees.

Real estate taxes on the Same-Store Properties increased $1.8 million, or 8.5 percent, for 2007 as compared to 2006, due primarily to property tax rate increases in certain municipalities in 2007. Utilities for the Same-Store Properties increased $2.2 million, or 15.3 percent, for 2007 as compared to 2006, due primarily to increased electric rates in 2007 as compared to 2006. Operating services for the Same-Store Properties increased $2.2 million, or 10.9 percent due primarily to increased snow removal costs of $0.7 million, increased maintenance costs of $0.7 million, increased insurance costs of $0.5 million and an increase in salaries and related expenses of $0.5 million, for 2007 as compared to 2006.

Construction services revenue amounted to $22.3 million in 2007, due to the effect of the Operating Partnership’s acquisitions of The Gale Company and its related businesses (the “Gale/Green Transactions”) completed in May 2006. Real estate services increased by $2.1 million, for 2007 as compared to 2006, due primarily to the effect of the Gale/Green Transactions.

Direct construction costs totaled $20.9 million in 2007, due primarily to the effect of the Gale/Green Transactions. General and administrative expense increased by $2.3 million, or 26.2 percent, for 2007 as compared to 2006 due primarily to the effect of the Gale/Green Transactions.

Depreciation and amortization increased by $4.9 million, or 13.5 percent, for 2007 over 2006. Of this increase, $4.0 million, or 11.1 percent, is attributable to the Acquired Properties, and $0.9 million, or 2.4 percent, is attributable to the Same-Store Properties.

Interest expense decreased $0.1 million, or 0.4 percent, for 2007 as compared to 2006. This decrease was due primarily to lower average debt balances in 2007 as compared to 2006.

Interest and other investment income increased $0.2 million, or 11.9 percent, for 2007 as compared to 2006. This increase was due primarily to higher cash balances invested during the period as well as an overall increase in interest rates.

Equity in earnings of unconsolidated joint ventures decreased $2.5 million, or 1,003.2 percent, for 2007 as compared to 2006. The decrease was due primarily to a loss of $1.7 million in the Mack-Green joint venture, and a loss of $0.9 million in the Route 93 Portfolio.

The Operating Partnership recognized a gain on sale of investment in marketable securities of $15.1 million in 2006.

Income from continuing operations decreased to approximately $23.1 million in 2007 from $37.2 million in 2006. The decrease of approximately $14.1 million is due to the factors discussed above.

Net income available to common unitholders decreased by approximately $17.2 million, from $40.1 million in 2006 to $22.9 million in 2007. This decrease was the result of a decrease in income from continuing operations of $14.1 million, and a decrease in income from discontinued operations of $3.1 million for 2007 as compared to 2006.

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

Construction Projects:
On February 22, 2007, the Operating Partnership announced that it agreed to develop a 250,000 square-foot class A office building for Wyndham Worldwide Corporation for its corporate headquarters. The building, which Wyndham Worldwide pre-leased for 15 years, will be developed on a land site located in the Operating Partnership’s Mack-Cali Business Campus in Parsippany, New Jersey.  The building is expected to be completed in the fourth quarter 2008 at a total estimated cost of approximately $64.8 million.

The Operating Partnership entered into a 15-year lease with AAA Mid-Atlantic (“AAA”) for a 120,000 square foot office building being constructed by the Operating Partnership in its Horizon Center Business Park located in Hamilton Township, New Jersey. The building is expected to be completed during the early part of 2007 at an estimated cost of approximately $19.2 million (of which the Operating Partnership has incurred $16.5 million through April 27, 2007), which is expected to be funded through borrowings on the Operating Partnership’s unsecured credit facility. Concurrent with the signing of the lease, the Operating Partnership executed a purchase and sale agreement with AAA pursuant to which the Operating Partnership, upon the commencement of the 120,000 square foot lease, will acquire from AAA two office buildings, totaling approximately 70,000 square feet and certain vacant, developable land, all located in Hamilton Township, New Jersey, for a total purchase price of approximately $8.8 million, subject to certain conditions.

Additionally, the Operating Partnership, through a joint venture with the PRC Group, is constructing a 92,878 square-foot office property, to be known as Red Bank Corporate Plaza, located in Red Bank, New Jersey, on land contributed by its joint venture partner. The project is fully leased to Hovnanian Enterprise, Inc. for a 10-year term. The total cost of the project, which is expected to be completed in the third quarter 2007, is estimated to be approximately $27 million, of which the Operating Partnership currently expects to fund approximately $3 million. On October 20, 2006, the venture entered into a $22.0 million construction loan with a commercial bank. The loan (with a balance as of March 31, 2007, of $12.7 million) carries an interest rate of LIBOR plus 130 basis points and matures in April 2008. The loan currently has three one-year extension options subject to certain conditions, each of which require payment of a fee.

The Operating Partnership owns a 15 percent indirect interest in a joint venture which plans to develop approximately 1.2 million square foot mixed-use project in downtown Boston consisting of office and retail space, condominium apartments, a hotel and garage. The development project, which is subject to government approval, is currently projected to cost approximately $630 million, of which the Operating Partnership is currently projected to invest a total of approximately $20.3 million (of which the Operating Partnership has invested $14.9 million through April 27, 2007).

REIT Restrictions:
To maintain its qualification as a REIT, the Corporation must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. Moreover, the Corporation intends to continue to make regular quarterly distributions to its common stockholders which, based upon current policy, in the aggregate would equal approximately $173.9 million on an annualized basis. However, any such distribution, whether for federal income tax purposes or otherwise, would only be paid out of available cash, including borrowings and other sources, after meeting operating requirements, preferred stock dividends and distributions, and scheduled debt service on the Operating Partnership’s debt.

Property Lock-Ups:
The Operating Partnership may not dispose of or distribute certain of its properties, currently comprising 50 properties with an aggregate net book value of approximately $1.3 billion, which were originally contributed by members of either the Mack Group (which includes William L. Mack, Chairman of the Corporation’s Board of Directors; David S. Mack, a director of the Corporation; Earle I. Mack, a former director of the Corporation; and Mitchell E. Hersh, president, chief executive officer and a director of the Corporation), the Robert Martin Group (which includes Robert F. Weinberg, a director of the Corporation; Martin S. Berger, a former director of the Corporation; and Timothy M. Jones, former president of the Corporation), the Cali Group (which includes John R. Cali, a director of the Corporation, and John J. Cali, a former director of the Corporation) or certain other common unitholders, without the express written consent of a representative of the Mack Group, the Robert Martin Group, the Cali Group or the specific certain other common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate Mack Group, Robert Martin Group, Cali Group members or the specific certain other common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”). The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Corporation’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Corporation or the Operating Partnership or to cure any material monetary default on any mortgage secured by a property. The Property Lock-Ups expire periodically through 2016. Upon the expiration of the Property Lock-Ups, the Operating Partnership generally is required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate Mack Group, Robert Martin Group, Cali Group members or the specific certain other common unitholders. 87 of our properties, with an aggregate net book value of approximately $805.8 million, have lapsed restrictions and are subject to these conditions.

Unencumbered Properties:
As of March 31, 2007, the Operating Partnership had 237 unencumbered properties, totaling 25.2 million square feet, representing 87.1 percent of the Operating Partnership’s total portfolio on a square footage basis.

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

Cash Flows

Cash and cash equivalents increased by $48.9 million to $150.2 million at March 31, 2007, compared to $101.2 million at December 31, 2006. The increase is comprised of the following net cash flow items:

(1)	$39.2 million provided by operating activities.

(2)	$30.6 million used in investing activities, consisting primarily of the following:
(a)	$19 million used for additions to rental property and related intangibles; plus
(b)	$10.8 million used in investing in unconsolidated joint ventures; plus

(3)	$40.4 million provided by financing activities, consisting primarily of the following:
(a)	$251.7 million in proceeds from the offering of Common Stock; plus
(b)	$76 million from borrowings under the Operating Partnership’s unsecured credit facility; minus
(c)	$221 million used for the repayment of borrowings under the Operating Partnership’s unsecured credit facility; minus
(d)	$19.1 million used for the repayment of mortgages, loans payable and other obligations; minus
(e)	$50.6 million used for the payment of distributions.

Debt Financing

Summary of Debt:
The following is a breakdown of the Operating Partnership’s debt financing as of March 31, 2007:

	Balance ($000’s)	% of Total	Weighted Average Interest Rate (a)	Weighted Average Maturity in Years
Fixed Rate Unsecured Debt	$1,667,415	83.54%	6.29%	5.05
Fixed Rate Secured Debt and
Other Obligations	328,602	16.46%	5.38%	5.08

Totals/Weighted Average:	$1,996,017	100.00%	6.14%	5.05

Debt Maturities:
Scheduled principal payments and related weighted average annual interest rates for the Operating Partnership’s debt as of March 31, 2007 are as follows:

Period	Scheduled Amortization ($000’s)	Principal Maturities ($000’s)	Total ($000’s)	Weighted Average Interest Rate of Future Repayments (a)
2007	$14,773	$ --	$ 14,773	5.01%
2008	17,939	12,563	30,502	5.25%
2009	10,695	300,000	310,695	7.41%
2010	2,793	334,500	337,293	5.26%
2011	3,580	300,000	303,580	7.91%
Thereafter	11,687	993,091	1,004,778	5.57%
Sub-total	61,467	1,940,154	2,001,621	6.14%
Adjustment for unamortized
debt discount/premium, net,
as of March 31, 2007	(5,604)	--	(5,604)

Totals/Weighted Average	$55,863	$1,940,154	$1,996,017	6.14%

Senior Unsecured Notes:
The terms of the Operating Partnership’s senior unsecured notes (which totaled approximately $1.6 billion as of March 31, 2007) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

Unsecured Revolving Credit Facility:
The Operating Partnership has an unsecured revolving credit facility with a borrowing capacity of $600 million (expandable to $800 million). The interest rate on outstanding borrowings (not electing the Operating Partnership’s competitive bid feature) under the unsecured facility is currently LIBOR plus 65 basis points. The facility has a competitive bid feature, which allows the Operating Partnership to solicit bids from lenders under the facility to borrow up to $300 million at interest rates less than the current LIBOR plus 65 basis point spread. The Operating Partnership may also elect an interest rate representing the higher of the lender’s prime rate or the Federal Funds rate plus 50 basis points. The unsecured facility, which also requires a 15 basis point facility fee on the current borrowing capacity payable quarterly in arrears, is scheduled to mature in November 2009 and has an extension option of one year, which would require a payment of 25 basis points of the then borrowing capacity of the facility upon exercise. As of March 31, 2007, the Operating Partnership had no outstanding borrowings under its unsecured facility.

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

On February 5, 2007, the Operating Partnership repaid its $9.4 million loan with Allstate Life Insurance Company collateralized by 200 Riser Road, which was scheduled to mature on April 1, 2007, at par, using available cash.

On February 15, 2007, the Operating Partnership repaid its $5.9 million loan with State Farm Life Insurance Company collateralized by 6303 Ivy Lane, which was scheduled to mature on July 1, 2007, at par, using available cash.

Debt Strategy:
The Operating Partnership does not intend to reserve funds to retire the Operating Partnership’s senior unsecured notes or its mortgages, loans payable and other obligations upon maturity. Instead, the Operating Partnership will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates. If it cannot raise sufficient proceeds to retire the maturing debt, the Operating Partnership may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility. As of April 27, 2007, the Operating Partnership had no outstanding borrowings under its $600 million unsecured revolving credit facility. The Operating Partnership is reviewing various refinancing options, including the purchase of its senior unsecured notes in privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt, preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during 2007. The Operating Partnership anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Operating Partnership’s capital and liquidity needs both in the short and long-term. However, if these sources of funds are insufficient or unavailable, the Operating Partnership’s ability to make the expected distributions discussed below may be adversely affected.

Equity Financing and Registration Statements

Equity Activity:
The following table presents the changes in the Corporation’s issued and outstanding shares of Common Stock and the Operating Partnership’s common units since December 31, 2006:

	Common	Common
	Stock	Units	Total
Outstanding at January 1, 2007	62,925,191	15,342,283	78,267,474
Common Stock offering	4,650,000	--	4,650,000
Stock options exercised	116,830	--	116,830
Common units redeemed for Common Stock	141,522	(141,522)	--
Shares issued under Dividend Reinvestment
and Stock Purchase Plan	1,309	--	1,309
Restricted shares issued	13,000	--	13,000

Outstanding at March 31, 2007	67,847,852	15,200,761	83,048,613

Share Repurchase Program:
The Corporation has authorization to repurchase up to $45.5 million of its outstanding common stock, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

Shelf Registration Statements:
The Corporation has an effective shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (“SEC”) for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the Corporation, under which $260.1 million of securities have been sold through April 27, 2007 and $1.7 billion remains available for future issuances.

The Corporation and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the Corporation and debt securities of the Operating Partnership, under which $600 million of securities have been sold through April 27, 2007 and $1.9 billion remains available for future issuances.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt:
The debt of the Operating Partnership’s unconsolidated joint ventures aggregating $582.8 million at March 31, 2007, is non-recourse to the Operating Partnership except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations. The Operating Partnership has also posted a $7.3 million letter of credit in support of the Harborside South Pier joint venture, $3.6 million of which is indemnified by Hyatt.

The Operating Partnership’s off-balance sheet arrangements are further discussed in Note 4: Investments in Unconsolidated Joint Ventures to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Operating Partnership’s debt (principal and interest), PILOT agreements, and ground lease agreements as of March 31, 2007:

	Payments Due by Period
		Less than 1	1 - 3	4 - 5	6 - 10	After 10
(dollars in thousands)	Total	year	Years	years	Years	years
Senior unsecured notes	$2,156,522	$100,494	$479,239	$686,701	$ 890,088	--
Mortgages, loans payable
and other obligations	448,739	36,046	217,051	40,655	125,046	$29,941
Payments in lieu of taxes
(PILOT)	69,054	4,193	12,705	8,615	23,381	20,160
Operating lease payments	355	285	70	--	--	--
Ground lease payments	37,824	502	1,492	1,002	2,499	32,329
Total	$2,712,494	$141,520	$710,557	$736,973	$1,041,014	$82,430

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

(dollars in thousands)
March 31, 2007	Maturity Date
Debt,	04/1/07 -
including current portion	12/31/07	2008	2009	2010	2011	Thereafter	Total	Fair Value

Fixed Rate	$13,461	$29,345	$309,841	$336,398	$302,766	$1,004,206	$1,996,017	$2,024,735
Average Interest Rate	5.01%	5.25%	7.41%	5.26%	7.91%	5.57%	6.14%

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

Part II - Other Information

Item 1. Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Operating Partnership is a party or to which any of the Properties is subject.

As a result of the redemption of the Operating Partnership’s entire interest in the Meadowlands joint venture and its right to participate in the entertainment phase of the Meadowlands Xanadu project, which was completed on November 22, 2006, the Operating Partnership no longer considers the legal proceedings disclosed in its previously filed periodic reports concerning the Meadowlands Mills/Mack-Cali Limited Partnership to be material to the financial condition of the Operating Partnership taken as a whole.

Item 1A. Risk Factors

Not Applicable.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

Part II - Other Information (continued)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)        COMMON UNITS
During the three months ended March 31, 2007, the Corporation issued 141,522 shares of common stock to holders of common units in the Operating Partnership upon the redemption of such common units in private offerings pursuant to Section 4(2) of the Securities Act. The holders of the common units were limited partners of the Operating Partnership and accredited investors under Rule 501 of the Securities Act. The common units were converted into an equal number of shares of common stock. The Corporation has registered the resale of such shares under the Securities Act.

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

Mack-Cali Realty, L.P.
(Registrant)
	By:	Mack-Cali Realty Corporation
its General Partner

Date: May 2, 2007	By:	/s/ Mitchell E. Hersh
Mitchell E. Hersh
President and
Chief Executive Officer

Date: May 2, 2007	By:	/s/ Barry Lefkowitz
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

10.92
Mack-Cali Rights, Obligations and Option Agreement by and between Meadowlands Developer Limited Partnership, Meadowlands Limited Partnership, Meadowlands Developer Holding Corp., Meadowlands Mack-Cali GP, L.L.C., Mack-Cali Meadowlands Special, L.L.C., Baseball Meadowlands Mills/Mack-Cali Limited Partnership, A-B Office Meadowlands Mack-Cali Limited Partnership, C-D Office Meadowlands Mack-Cali Limited Partnership, Hotel Meadowlands Mack-Cali Limited Partnership and ERC Meadowlands Mills/Mack-Cali Limited Partnership dated November 22, 2006 (filed as Exhibit 10.92 to the Operating Partnership’s Form 10-K dated December 31, 2006 and incorporated herein by reference).

10.93
Redemption Agreement by and among Meadowlands Developer Limited Partnership, Meadowlands Developer Holding Corp., Mack-Cali Meadowlands entertainment L.L.C., Mack-Cali Meadowlands Special L.L.C., and Meadowlands Limited Partnership dated November 22, 2006 (filed as Exhibit 10.93 to the Operating Partnership’s Form 10-K dated December 31, 2006 and incorporated herein by reference).

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

10.117
Membership Interest Purchase and Contribution Agreement dated as of December 28, 2006, by and among NKFGMS Owners, LLC, The Gale Construction Services Company, L.L.C., NKFFM Limited Liability Company, Scott Panzer, Ian Marlow, Newmark & Company Real Estate, Inc. d/b/a Newmark Knight Frank, and Mack-Cali Realty, L.P (filed as Exhibit 10.117 to the Operating Partnership’s Form 10-K dated December 31, 2006 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.118	Operating Agreement of NKFGMS Owners, LLC (filed as Exhibit 10.118 to the Operating Partnership’s Form 10-K dated December 31, 2006 and incorporated herein by reference).

10.119
Loans, Sale and Services Agreement dated December 28, 2006 by and between Newmark & Company Real Estate, Inc. d/b/a Newmark Knight Frank, Mack-Cali Realty, L.P., and Newmark Knight Frank Global Management Services, LLC (filed as Exhibit 10.119 to the Operating Partnership’s Form 10-K dated December 31, 2006 and incorporated herein by reference).

10.120
Term Loan Agreement among Mack-Cali Realty, L.P. and JPMorgan Chase Bank, N.A. as Administrative Agent, J.P. Morgan Securities Inc. as Arranger, and other lender which may become parties to this Agreement dated November 29, 2006 (filed as Exhibit 10.120 to the Operating Partnership’s Form 10-K dated December 31, 2006 and incorporated herein by reference).

10.121*	Agreement of Purchase and Sale among SLG Broad Street A LLC and SLG Broad Street C LLC, as Sellers, and M-C Broad 125 A L.L.C. and M-C Broad 125 C L.L.C., as Purchasers, dated as of March 15, 2007.

10.122*	Agreement of Purchase and Sale among 500 West Putnam L.L.C., as Seller, and SLG 500 West Putnam LLC, as Purchaser, dated as of March 15, 2007.

31.1*	Certification of the Corporation’s President and Chief Executive Officer, Mitchell E. Hersh, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Corporation’s Chief Financial Officer, Barry Lefkowitz, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of the Corporation’s President and Chief Executive Officer, Mitchell E. Hersh, and the Corporation’s Chief Financial Officer, Barry Lefkowitz, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*filed herewith