Form 10-Q
period 2007-06-30
MACK CALI REALTY L P
filed 2007-08-02
CIK 1067063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts) (unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Rental property
Land and leasehold interests	$722,777	$659,169
Buildings and improvements	3,736,777	3,549,699
Tenant improvements	365,469	356,495
Furniture, fixtures and equipment	8,496	8,224
	4,833,519	4,573,587
Less – accumulated depreciation and amortization	(833,492)	(796,793)
	4,000,027	3,776,794
Rental property held for sale, net	5,826	—
Net investment in rental property	4,005,853	3,776,794
Cash and cash equivalents	18,903	101,223
Investments in unconsolidated joint ventures	181,059	160,301
Unbilled rents receivable, net	106,215	100,847
Deferred charges and other assets, net	261,965	240,637
Restricted cash	16,795	15,448
Accounts receivable, net of allowance for doubtful accounts of $2,715 and $1,260	29,432	27,639

Total assets	$4,620,222	$4,422,889

LIABILITIES AND PARTNERS’ CAPITAL
Senior unsecured notes	$1,632,014	$1,631,482
Revolving credit facility	115,000	145,000
Mortgages, loans payable and other obligations	336,534	383,477
Distributions payable	53,689	50,591
Accounts payable, accrued expenses and other liabilities	146,689	122,134
Rents received in advance and security deposits	51,116	45,972
Accrued interest payable	33,832	34,106
Total liabilities	2,368,874	2,412,762

Minority interest in consolidated joint ventures	1,555	2,117

Commitments and contingencies

Partners’ capital:
General Partner, 10,000 and 10,000 preferred units outstanding	24,836	24,836
General Partner, 67,923,841 and 62,925,191 common units outstanding	1,754,974	1,503,071
Limited partners, 15,250,592 and 15,342,283 common units outstanding	469,983	480,103
Total partners’ capital	2,249,793	2,008,010

Total liabilities and partners’ capital	$4,620,222	$4,422,889

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
REVENUES
Base rents	$142,482	$133,333	$282,039	$260,839
Escalations and recoveries from tenants	25,766	23,272	51,986	44,243
Construction services	23,469	13,049	45,810	13,049
Real estate services	4,959	7,734	7,700	8,363
Other income	3,854	5,401	6,252	8,184
Total revenues	200,530	182,789	393,787	334,678

EXPENSES
Real estate taxes	23,852	21,162	47,322	41,932
Utilities	15,329	13,214	32,874	27,670
Operating services	27,348	25,880	51,974	46,036
Direct construction costs	22,634	12,579	43,545	12,579
General and administrative	12,870	11,846	23,940	20,621
Depreciation and amortization	43,823	39,476	85,274	75,955
Total expenses	145,856	124,157	284,929	224,793
Operating income	54,674	58,632	108,858	109,885

OTHER (EXPENSE) INCOME
Interest expense	(31,333)	(33,034)	(62,269)	(64,109)
Interest and other investment income	1,571	399	3,188	1,845
Equity in earnings (loss) of unconsolidated joint ventures	(1,696)	(846)	(3,927)	(599)
Minority interest in consolidated joint ventures	214	30	441	30
Gain on sale of investment in marketable securities	—	—	—	15,060
Total other (expense) income	(31,244)	(33,451)	(62,567)	(47,773)
Income from continuing operations	23,430	25,181	46,291	62,112
Discontinued operations:
Income from discontinued operations	732	3,730	1,273	7,431
Realized gains (losses) and unrealized losses on disposition of rental property, net	38,860	4,905	38,860	4,905
Total discontinued operations, net	39,252	8,635	40,133	12,336
Net income	63,022	33,816	86,424	74,448
Preferred unit distributions	(500)	(500)	(1,000)	(1,000)
Net income available to common unitholders	$62,522	$33,316	$85,424	$73,448

Basic earnings per common unit:
Income from continuing operations	$0.28	$0.32	$0.55	$0.79
Discontinued operations	$0.47	$0.11	$0.49	0.16
Net income available to common unitholders	$0.75	$0.43	$1.04	$0.95

Diluted earnings per common unit:
Income from continuing operations	$0.28	$0.32	$0.55	$0.79
Discontinued operations	$0.47	$0.11	$0.49	0.16
Net income available to common unitholders	$0.75	$0.43	$1.04	$0.95

Distributions declared per common unit	$0.64	$0.63	$1.28	$1.26

Basic weighted average units outstanding	82,990	77,781	81,991	77,053

Diluted weighted average units outstanding	83,193	78,067	82,220	77,359

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL (in thousands) (unaudited)

	General	General	Limited	General	General	Limited
	Partner	Partner	Partners	Partner	Partner	Partners	Total
	Preferred	Common	Common	Preferred	Common	Common	Partners’
	Units	Units	Units	Unitholders	Unitholders	Unitholders	Capital

Balance at January 1, 2007	10	62,925	15,342	$24,836	$1,503,071	$480,103	$2,008,010
Net income	—	—	—	1,000	69,657	15,767	86,424
Distributions	—	—	—	(1,000)	(86,895)	(19,445)	(107,340)
General Partner Common Stock offering	—	4,650	—	—	251,732	—	251,732
Issuance of Common Units	—	—	115	—	5,243	—	5,243
Redemption of limited partners common units for shares of common stock	—	207	(207)	—	6,442	(6,442)	—
Units issued under Dividend Reinvestment and Stock Purchase Plan	—	3	—	—	146	—	146
Contributions – proceeds from stock options exercised	—	126	—	—	3,614	—	3,614
Stock options expense	—	—	—	—	66	—	66
Directors Deferred compensation plan	—	—	—	—	159	—	159
Issuance of restricted stock awards	—	13	—	—	—	—	—
Amortization of stock compensation	—	—	—	—	1,739	—	1,739

Balance at June 30, 2007	10	67,924	15,250	$24,836	$1,754,974	$469,983	$2,249,793

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$86,424	$74,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,274	75,955
Depreciation and amortization on discontinued operations	424	6,319
Stock options expense	66	176
Amortization of stock compensation	1,739	1,438
Amortization of deferred financing costs and debt discount	1,421	1,446
Distribution of cumulative earnings from joint ventures	1,000	—
Equity in (earnings) losses of unconsolidated joint ventures, net	3,927	599
Gain on sale of marketable securities available for sale	—	(15,060)
Realized (gain) losses and unrealized losses on disposition of rental property (net of minority interest)	(38,860)	(4,905)
Minority interest in consolidated joint ventures	(441)	30
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(5,921)	(11,460)
Increase in deferred charges and other assets, net	(18,316)	(36,897)
Increase in accounts receivable, net	(1,793)	(19,888)
Increase in accounts payable, accrued expenses and other liabilities	3,473	36,421
Increase in rents received in advance and security deposits	5,144	2,913
(Decrease) increase in accrued interest payable	(274)	8,412

Net cash provided by operating activities	$123,287	$119,947

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to rental property and related intangibles	$(327,864)	$(150,189)
Repayments of notes receivable	81	77
Investment in unconsolidated joint ventures	(20,141)	(134,183)
Purchase of marketable securities available for sale	—	(11,912)
Proceeds from sale of rental property	45,755	18,912
Proceeds from sale of marketable securities available for sale	—	78,609
Increase in restricted cash	(1,347)	(7,120)

Net cash used in investing activities	$(303,516)	$(205,806)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from senior unsecured notes	—	$199,914
Borrowings from revolving credit facility	$269,000	530,250
Repayment of revolving credit facility	(299,000)	(440,250)
Repayment of mortgages, loans payable and other obligations	(21,781)	(152,521)
Payment of financing costs	(1,414)	(385)
Proceeds from offering of Common Stock	251,732	—
Proceeds from stock options exercised	3,614	5,773
Payment of distributions	(104,242)	(96,902)

Net cash provided by financing activities	$97,909	$45,879

Net decrease in cash and cash equivalents	$(82,320)	$(39,980)
Cash and cash equivalents, beginning of period	101,223	60,397

Cash and cash equivalents, end of period	$18,903	$20,417

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.              ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

Mack-Cali Realty, L.P., a Delaware limited partnership, together with its subsidiaries (collectively, the “Operating Partnership”), was formed on May 31, 1994 to conduct the business of leasing, management, acquisition, development, construction and tenant-related services for its sole general partner, Mack-Cali Realty Corporation (the “Corporation” or “General Partner”).  The Operating Partnership, through its operating divisions and subsidiaries, including the Mack-Cali property-owning partnerships and limited liability companies (collectively, the “Property Partnerships”) is the entity through which all of the General Partner’s operations are conducted.

The General Partner is a fully integrated, self-administered, self-managed real estate investment trust (“REIT”).  The General Partner controls the Operating Partnership as its sole general partner, and owned an 81.7 percent and 80.4 percent common unit interest in the Operating Partnership as of June 30, 2007 and December 31, 2006, respectively.

The General Partner’s business is the ownership of interests in and operation of the Operating Partnership, and all of the General Partner’s expenses are incurred for the benefit of the Operating Partnership.  The General Partner is reimbursed by the Operating Partnership for all expenses it incurs relating to the ownership and operation of the Operating Partnership.

As of June 30, 2007, the Operating Partnership owned or had interests in 302 properties plus developable land (collectively, the “Properties”).  The Properties aggregate approximately 34.8 million square feet, which are comprised of 291 buildings, primarily office and office/flex buildings, totaling approximately 34.4 million square feet (which include 44 buildings, primarily office buildings aggregating approximately 5.4 million square feet owned by unconsolidated joint ventures in which the Operating Partnership has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, two retail properties totaling approximately 17,300 square feet, one hotel (which is owned by an unconsolidated joint venture in which the Operating Partnership has an investment interest) and two parcels of land leased to others.  The Properties are located in seven states, primarily in the Northeast, plus the District of Columbia.

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

2.              SIGNIFICANT ACCOUNTING POLICIES

Rental

Property                                                                        Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Included in total rental property is construction and development in-progress of

$117,594,000 and $116,151,000 (including land of $65,853,000 and $63,136,000) as of June 30, 2007 and December 31, 2006, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

Deferred

Financing Costs                            Costs incurred in obtaining financing are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness.  Amortization of such costs is included in interest expense and was $713,000 and $725,000 for the three months ended June 30, 2007 and 2006, respectively, and $1,421,000 and $1,446,000 for the six months ended June 30, 2007 and 2006, respectively.

Deferred

Leasing Costs                                         Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.  Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease.  Certain employees of the Operating Partnership are compensated for providing leasing services to the Properties.  The portion of such compensation, which is capitalized and amortized, approximated $927,000 and $817,000 for the three months ended June 30, 2007 and 2006, respectively, and $2,064,000 and $1,666,000 for the six months ended June 30, 2007 and 2006, respectively.

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

Earnings

Per Unit                                                                        The Operating Partnership presents both basic and diluted earnings per unit (“EPU”).  Basic EPU excludes dilution and is computed by dividing net income available to common unitholders by the weighted average number of units outstanding for the period.  Diluted EPU reflects the potential dilution that could occur if securities or other contracts to issue common unit were exercised or converted into common stock, where such exercise or conversion would result in a lower EPU amount.

Distributions

Payable                                                                         The distributions payable at June 30, 2007 represents distributions payable to preferred unitholders (10,000 Series C preferred units) and common unitholders (83,185,893 common units), for all such holders of record as of July 5, 2007 with respect to the second quarter 2007.  The second quarter 2007 Series C unit distributions of $50.00 per preferred unit, and common unit distributions of $0.64 per common unit were approved by the Board of Directors on June 13, 2007.  The preferred unit distributions and common unit distributions payable were paid on July 16, 2007.

The distributions payable at December 31, 2006 represents distributions payable to preferred unitholders (10,000 Series C preferred units) and common unitholders (78,267,554 common units), for all such holders of record as of January 4, 2007 with respect to the fourth quarter 2006.  The fourth quarter 2006 Series C unit distributions of $50.00 per preferred unit and common unit distributions of $0.64 per common unit were approved by the Board of Directors on December 5, 2006.  The common unit distributions payable were paid on January 12, 2007.  The preferred unit distributions payable were paid on January 16, 2007.

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

These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”) and stock options at the grant date be amortized ratably into expense over the appropriate vesting period.  The Operating Partnership recorded restricted stock and stock options expense of $907,000 and $884,000 for the three months ended June 30, 2007 and 2006, respectively, and $1,804,000 and $1,614,000 for the six months ended June 30, 2007 and 2006, respectively.

Other

Comprehensive

Income                                                                             Other comprehensive income (loss) includes items that are recorded in equity, such as unrealized holding gains or losses on marketable securities available for sale.  For the six months ended June 30, 2007 and 2006, respectively, other comprehensive income was 0 and $790,000.

Reclassifications                        Certain reclassifications have been made to prior period amounts in order to conform with current period presentation.

3.              REAL ESTATE TRANSACTIONS

Property Acquisitions

The Operating Partnership acquired the following office properties during the six months ended June 30, 2007:  (dollars in thousands)

Acquisition			# of	Rentable	Acquisition
Date	Property/Address	Location	Bldgs.	Square Feet	Cost
05/08/07	AAA Properties (a)	Hamilton Township, New Jersey	2	69,232	$9,048
06/11/07	125 Broad Street (b) (c)	New York, New York	1	524,476	274,091

Total Property Acquisitions:			3	593,708	$283,139

(a)	Included in this transaction was the acquisition of two parcels of developable land aggregating approximately 13 acres.
(b)	Acquisition represented two units of office condominium interests, which collectively comprise floors 2 through 16, or 39.6 percent, of the 40-story, 1.2 million square-foot building.
(c)	Transaction was funded primarily through borrowing on the Operating Partnership’s revolving credit facility.

Properties Commencing Initial Operations

The following property commenced initial operations during the six months ended June 30, 2007:  (dollars in thousands)

					Investment by
			# of	Rentable	Operating
Date	Property/Address	Location	Bldgs.	Square Feet	Partnership (a)
05/08/07	700 Horizon Drive	Hamilton Township, New Jersey	1	120,000	$16,699

Total Properties Commencing Initial Operations:			1	120,000	$16,699

(a)          Development costs were funded primarily through draws on the Operating Partnership’s revolving credit facility.  Amounts are as of June 30, 2007.

Land Acquisition

In February 2007, the Operating Partnership exercised its option to acquire approximately 43 acres of land sites within its Capital Office Park complex in Greenbelt, Maryland, which is able to accommodate the development of up to 600,000 square feet of office space, for $13 million.  The option was acquired as part of the acquisition of the office complex in February 2006.  On May 25, 2007, the Operating Partnership completed the purchase of the land for approximately $13 million, which consisted of 114,911 common operating partnership units valued at $5.2 million, and the remainder in cash.

Property Sales

The Operating Partnership sold the following office properties during the six months ended June 30, 2007:  (dollars in thousands)

				Rentable	Net	Net
Sale			# of	Square	Sales	Book	Realized
Date	Property/Address	Location	Bldgs.	Feet	Proceeds	Value	Gain
05/10/07	1000 Bridgeport	Shelton, Connecticut	1	133,000	$16,411	$13,782	$2,629
06/11/07	500 W. Putnam	Greenwich, Connecticut	1	121,250	54,344	18,113	36,231

Total Office Property Sales:			2	254,250	$70,755	$31,895	$38,860

Gale Earn-Out

The agreement to acquire the Gale Company (“Gale Agreement”), which was completed as part of the Gale/Green transactions on May 9, 2006, contained earn-out provisions (“Earn-Out”) providing for the payment of contingent purchase consideration of up to $18 million in cash based upon the achievement of Gross Income and NOI (as such terms were defined in the Gale Agreement) targets and other events for the three years following the closing date.

On May 23, 2007, the Operating Partnership entered into an amendment (the “Amendment”) to the Gale Agreement.  The Amendment eliminated the Earn-Out and substituted an aggregate of $14 million in payments by the Operating Partnership consisting of the following:

(1)                                  $8 million, which was paid on May 31, 2007;

(2)                                  $3 million on May 9, 2008; and

(3)                                  $3 million on May 9, 2009.

Subsequent Event

On May 25, 2007, the Operating Partnership entered into an agreement to sell its two office buildings in Egg Harbor Township, New Jersey, for approximately $12.5 million.  The buildings, which total 80,344 square feet, were subsequently sold on July 13, 2007.

4.              INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

The debt of the Operating Partnership’s unconsolidated joint ventures aggregating $591.7 million as of June 30, 2007 is non-recourse to the Operating Partnership, except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations, and except as otherwise indicated below.

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

On August 21, 2006, Mills announced that it had signed a non-binding letter of intent with Colony Capital Acquisitions, LLC (“Colony”) and Kan Am USA Management XXII Limited Partnership (“Kan Am”) under which Colony would arrange for construction financing for Meadowlands Xanadu and make a significant equity infusion into the Meadowlands Venture, and Mills would not have any financial obligations post closing (“Colony Transaction”).  Kan Am had been a partner with Mills in the Meadowlands Venture since the formation of the venture.

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

In connection with the Colony Transaction and pursuant to the Redemption Agreement, the Meadowlands Venture redeemed (the “Redemption”) the Operating Partnership’s entire interest in the Meadowlands Venture and its right to participate in the development of the ERC component in exchange for (i) $22.5 million in cash and (ii) a non-economic partner interest in each of the office and hotel components of Meadowlands Xanadu.  In connection with the Redemption, the Operating Partnership also received a non-interest bearing promissory note for an additional $2.5 million, which note is payable in full by MLP only at such time as the Operating Partnership exercises one of its options to develop the first of the office and hotel components of Meadowlands Xanadu.  The Operating Partnership’s remaining investment of approximately $11.9 million is included in deferred charges and other assets, net, as of December 31, 2006 and June 30, 2007.

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

G&G MARTCO (Convention Plaza)

The Operating Partnership held a 50 percent interest in G&G Martco, which owns Convention Plaza, a 305,618 square foot office building, located in San Francisco, California.  On November 6, 2006, the Operating Partnership sold substantially all of its interest in the venture to an affiliate of its joint venture partner for approximately $16.3 million, realizing a gain on the sale of approximately $10.8 million.  The Operating Partnership performed management and leasing services for the property owned by the joint venture through the date of sale and recognized $37,000 and $83,000 in fees for such services in the three and six months ended June 30, 2006.

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

RAMLAND REALTY ASSOCIATES L.L.C. (One Ramland Road)

On August 20, 1998, the Operating Partnership entered into a joint venture with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C.  The venture was formed to own, manage and operate One Ramland Road, a 232,000 square foot office/flex building and adjacent developable land, located in Orangeburg, New York.  In August 1999, the joint venture completed redevelopment of the property and placed the office/flex building in service.  The Operating Partnership holds a 50 percent interest in the joint venture.  The venture has a mortgage loan with a $14.9 million balance at June 30, 2007 secured by its office/flex property.  The mortgage bears interest at a rate of LIBOR plus 175 basis points and was scheduled to mature in January 2007, with one two-year extension option, subject to certain conditions.  In November 2006, the venture exercised its option to extend the term of the loan until January 2009.

The Operating Partnership performs management, leasing and other services for the property owned by the joint venture and recognized $16,000 and $31,000 in fees for such services in the three months ended June 30, 2007 and 2006, respectively, and $32,000 and $47,000 for the six months ended June 30, 2007 and 2006, respectively.

SOUTH PIER AT HARBORSIDE – HOTEL DEVELOPMENT

On November 17, 1999, the Operating Partnership entered into a joint venture with Hyatt Corporation (“Hyatt”) to develop a 350-room hotel on the South Pier at Harborside Financial Center, Jersey City, New Jersey, which was completed and commenced initial operations in July 2002.  The Operating Partnership owns a 50 percent interest in the venture.

On October 12, 2006, the venture obtained a $70.0 million mortgage loan (with a balance as of June 30, 2007 of $69.5 million) collateralized by the hotel property using the proceeds principally to retire $38.9 million of floating-rate debt and to make distributions to partners.  The loan carries an interest rate of 6.15 percent and matures in November 2016.  The venture has a loan with a balance as of June 30, 2007 of $7.3 million with the City of Jersey City, provided by the U.S. Department of Housing and Urban Development.  The loan currently bears interest at fixed rates ranging from 6.09 percent to 6.62 percent and matures in August 2020.  The Operating Partnership has posted a $7.3 million letter of credit in support of this loan, $3.6 million of which is indemnified by Hyatt.

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

On October 20, 2006, the venture entered into a $22.0 million construction loan with a commercial bank collateralized by the land and development project.  The loan (with a balance as of June 30, 2007 of $16.7 million), carries an interest rate of LIBOR plus 130 basis points and matures in April 2008.  The loan currently has three one-year extension options subject to certain conditions, each of which requires payment of a fee.

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

MACK-GREEN-GALE LLC

On May 9, 2006, as part of the Gale/Green transactions completed in May 2006, the Operating Partnership entered into a joint venture, Mack-Green-Gale LLC (“Mack-Green”), with SL Green, pursuant to which Mack-Green holds a 96 percent interest in and acts as general partner of Gale SLG NJ Operating Partnership, L.P. (the “OP LP”).  The Operating Partnership’s acquisition cost for its interest in Mack-Green was approximately $125 million, which was funded primarily through borrowing under the Operating Partnership’s revolving credit facility.  The OP LP owns 100 percent of entities which own 25 office properties (the “OP LP Properties”) which aggregate 3.5 million square feet (consisting of 17 office properties aggregating 2.3 million square feet located in New Jersey and eight properties aggregating 1.2 million square feet located in Troy, Michigan), as well as a minor, non-controlling interest in four office properties aggregating 419,000 square feet located in Naperville, Illinois, which was subsequently sold.

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

Substantially all of the OP LP Properties are encumbered by mortgage loans with an aggregate outstanding principal balance of $361.4 million at June 30, 2007.  $189.0 million of the mortgage loans bear interest at a weighted average fixed interest rate of 6.32 percent per annum and mature at various times through May 2016.  $172.4 million of the mortgage loans bear interest at a floating rate ranging from LIBOR plus 185 basis points to LIBOR plus 400 basis points per annum and mature at various times through January 2009.  Included in the floating rate mortgage loans are $90.3 million provided by an affiliate of SL Green.

On August 9, 2006, $69.7 million of mortgage loans were refinanced.  The new loan has a maximum principal amount of $90.0 million with $78.9 million drawn at June 30, 2007.  The loan provides the ability to draw funds for qualified leasing and capital improvement costs.  The loan bears interest at a rate of LIBOR plus 185 basis points and matures on August 8, 2008 with a two-year extension option.

The Operating Partnership performs management, leasing, and construction services for the properties owned by the joint venture and recognized $636,000 and $800,000 in income (net of $267,000 and $427,000 in direct costs) for such services in the three months ended June 30, 2007, and 2006, respectively, and $1.2 million and $800,000 in income (net of $796,300 and $427,000 in direct costs) for such services in the six months ended June 30, 2007 and 2006, respectively.

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

GE Gale has a mortgage loan with a balance of $52.8 million at June 30, 2007.  The loan bears interest at a rate of LIBOR plus 275 basis points and matures on January 9, 2009, with an extension option through January 9, 2011.

The Operating Partnership performs management, leasing, and construction services for PFV and recognized $173,000 and $226,000 in income (net of $509,000 and $404,000 in direct costs) for such services in the three months ended June 30, 2007 and 2006, respectively, and $384,500 and $226,000 in income (net of $1.2 million and $404,000 in direct costs) for such services in the six months ended June 30, 2007 and 2006, respectively.

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

The Route 93 Ventures have mortgage loans with an amount not to exceed $58.6 million, with a $41.3 million balance at June 30, 2007 collateralized by its office properties.  The loan provides the venture the ability to draw additional monies for qualified leasing and capital improvement costs.  The loan bears interest at a rate of LIBOR plus 220 basis points and matures on July 11, 2008, with three one-year extension options.

GALE KIMBALL, L.L.C.

On June 15, 2006, the Operating Partnership entered into a joint venture with a Gale Affiliate to form M-C Kimball, LLC (“M-C Kimball”).  M-C Kimball was formed for the sole purpose of acquiring a Gale Affiliate’s 33.33 percent membership interest in Gale Kimball, L.L.C. (“Gale Kimball”), an entity holding a 25 percent interest in 100 Kimball Drive LLC (“100 Kimball”), which developed and placed in service a 175,000 square foot office property that has been fully pre-leased to a single tenant, located at 100 Kimball Drive, Parsippany, New Jersey (the “Kimball Property”).

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

100 Kimball has a construction loan in an amount not to exceed $29 million, with a balance at June 30, 2007 of $18.6 million.  The loan bears interest at a rate of LIBOR plus 195 basis points and matures on December 8, 2008 with a one-year extension option.

The Operating Partnership performs construction and development services for the property owned by 100 Kimball for which it recognized $815,000 and $146,000 in income (net of $1.4 million and $3.3 million in direct costs) in the three months ended June 30, 2007, and 2006, respectively, and $828,000 and $146,000 in income (net of $2.1 million and $3.3 million in direct costs) in the six months ended June 30, 2007 and 2006, respectively.

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

The office property at 12 Vreeland is a 139,750 square foot office building that is fully leased to a single tenant through June 15, 2012.  The property is subject to a mortgage loan, which matures on July 1, 2012, in the initial amount of $18.1 million bearing interest at 6.9 percent per annum.  As of June 30, 2007 the outstanding balance on the mortgage note was $9.3 million.

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

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES

The following is a summary of the financial position of the unconsolidated joint ventures in which the Operating Partnership had investment interests as of June 30, 2007 and December 31, 2006:  (dollars in thousands)

	June 30, 2007
	Plaza			Red Bank	Mack-	Princeton						NKFGMS
	VIII & IX	Ramland	Harborside	Corporate	Green-	Forrestal	Route 93	Gale	55	12	Boston-	Owners	Combined
	Associates	Realty	South Pier	Plaza	Gale	Village	Portfolio	Kimball	Corporate	Vreeland	Filenes	LLC	Total
Assets:
Rental property, net	$ 11,095	$ 11,844	$ 66,640	$ 21,599	$ 475,513	$ 43,077	$ 55,873	$ 29,219	$ 17,000	$ 8,021	—	$ 280	$ 740,161
Other assets	1,797	872	15,338	2,245	71,079	26,026	3,612	654	—	849	$ 49,629	4,757	176,858
Total assets	$ 12,892	$ 12,716	$ 81,978	$ 23,844	$ 546,592	$ 69,103	$ 59,485	$ 29,873	$ 17,000	$ 8,870	$ 49,629	$ 5,037	$ 917,019
Liabilities and partners’/members’ capital (deficit):
Mortgages, loans payable and other obligations	—	$ 14,861	$ 76,803	$ 16,685	$ 361,455	$ 52,800	$ 41,255	$ 18,602	—	$ 9,256	—	—	$ 591,717
Other liabilities	$ 529	306	6,433	7	33,679	7,253	598	—	—	—	$ 114	$ 3,904	52,823
Partners’/members’ capital (deficit)	12,363	(2,451)	(1,258)	7,152	151,458	9,050	17,632	11,271	$ 17,000	(386)	49,515	1,133	272,479
Total liabilities and partners’/members’ capital (deficit)	$ 12,892	$ 12,716	$ 81,978	$ 23,844	$ 546,592	$ 69,103	$ 59,485	$ 29,873	$ 17,000	$ 8,870	$ 49,629	$ 5,037	$ 917,019

Operating Partnership’s investment in unconsolidated joint ventures, net	$ 6,101	—	—	$ 3,795	$ 131,013	$ 2,159	$ 5,259	$ 987	$ 8,500	$ 7,377	$ 15,323	$ 545	$ 181,059

	December 31, 2006
	Plaza			Red Bank	Mack-	Princeton						NKFGMS
	VIII & IX	Ramland	Harborside	Corporate	Green-	Forrestal	Route 93	Gale	55	12	Boston-	Owners	Combined
	Associates	Realty	South Pier	Plaza	Gale	Village	Portfolio	Kimball	Corporate	Vreeland	Filenes	LLC	Total
Assets:
Rental property, net	$ 11,404	$ 12,141	$ 69,303	$ 12,462	$ 480,867	$ 39,538	$ 54,684	$ 26,601	$ 17,000	$ 8,221	—	$ 239	$ 732,460
Other assets	1,408	851	11,170	3,309	76,897	24,830	7,177	654	—	909	$ 10,500	2,638	140,343
Total assets	$ 12,812	$ 12,992	$ 80,473	$ 15,771	$ 557,764	$ 64,368	$ 61,861	$ 27,255	$ 17,000	$ 9,130	$ 10,500	$ 2,877	$ 872,803
Liabilities and partners’/members’ capital (deficit):
Mortgages, loans payable and other obligations	—	$ 14,936	$ 77,217	$ 8,673	$ 358,063	$ 47,761	$ 39,435	$ 15,350	—	$ 10,253	—	—	$ 571,688
Other liabilities	$ 532	259	4,944	8	39,497	5,972	846	—	—	—	—	$ 1,329	53,387
Partners’/members’ capital (deficit)	12,280	(2,203)	(1,688)	7,090	160,204	10,635	21,580	11,905	$ 17,000	(1,123)	$ 10,500	1,548	247,728
Total liabilities and partners’/members’ capital (deficit)	$ 12,812	$ 12,992	$ 80,473	$ 15,771	$ 557,764	$ 64,368	$ 61,861	$ 27,255	$ 17,000	$ 9,130	$ 10,500	$ 2,877	$ 872,803
Operating Partnership’s investment in unconsolidated joint ventures, net	$ 6,060	—	—	$ 3,647	$ 119,061	$ 2,560	$ 6,669	$ 1,024	$ 8,500	$ 7,130	$ 5,250	$ 400	$ 160,301

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES

The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Operating Partnership had investment interests during the three months ended June 30, 2007 and 2006:  (dollars in thousands)

	Three Months Ended June 30, 2007
			Plaza			Red Bank	Mack-	Princeton						NKFGMS
	Meadowlands	G&G	VIII & IX	Ramland	Harborside	Corporate	Green-	Forrestal	Route 93	Gale	55	12	Boston-	Owners	Combined
	Xanadu	Martco	Associates	Realty	South Pier	Plaza	Gale	Village	Portfolio	Kimball	Corporate	Vreeland	Filenes	LLC	Total
Total revenues	—	—	$ 215	$ 518	$ 11,366	—	$ 17,251	$ 2,386	$ 738	$ 2	—	$ 524	$ 205	$ 8,708	$ 41,913
Operating and other expenses	—	—	(44)	(389)	(6,943)	—	(7,716)	(1,516)	(977)	(31)	—	(14)	(400)	(8,647)	(26,677)
Depreciation and amortization	—	—	(154)	(175)	(1,488)	—	(7,429)	(786)	(467)	(183)	—	(88)	—	—	(10,770)
Interest expense	—	—	—	(265)	(1,199)	—	(6,805)	(1,192)	(846)	(321)	—	(169)	—	—	(10,797)

Net income	—	—	$ 17	$ (311)	$ 1,736	—	$ (4,699)	$ (1,108)	$ (1,552)	$ (533)	—	$ 253	$ (195)	$ 61	$ (6,331)
Operating Partnership’s equity in earnings (loss) of unconsolidated joint ventures	—	—	$ 8	$ (175)	$ 762	—	$ (1,604)	$ (270)	$ (466)	$ (44)	—	$ 127	$ (58)	$ 24	$ (1,696)

	Three Months Ended June 30, 2006
			Plaza			Red Bank	Mack-	Princeton						NKFGMS
	Meadowlands	G&G	VIII & IX	Ramland	Harborside	Corporate	Green-	Forrestal	Route 93	Gale	55	12	Boston-	Owners	Combined
	Xanadu	Martco	Associates	Realty	South Pier	Plaza	Gale	Village	Portfolio	Kimball	Corporate	Vreeland	Filenes	LLC	Total
Total revenues	$ 158	$ 1,778	$ 196	$ 502	$ 9,774	—	$ 9,468	$ 4,391	$ 558	—	—	—	—	—	$ 26,825
Operating and other expenses	(83)	(978)	(46)	(364)	(5,752)	—	(3,776)	(2,716)	(257)	—	—	—	—	—	(13,972)
Depreciation and amortization	—	(357)	(154)	(187)	(1,460)	—	(3,378)	(1,421)	(94)	—	—	—	—	—	(7,051)
Interest expense	—	(792)	—	(253)	(906)	—	(3,591)	(1,383)	(263)	—	—	—	—	—	(7,188)

Net income	$ 75	$ (349)	$ (4)	$ (302)	$ 1,656	—	$ (1,277)	$ (1,129)	$ (56)	—	—	—	—	—	$ (1,386)
Operating Partnership’s equity in earnings (loss) of unconsolidated joint ventures	—	$ (331)	$ (2)	—	$ 828	—	$ (1,260)	$ (67)	$ (14)	—	—	—	—	—	$ (846)

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES

The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Operating Partnership had investment interests during the six months ended June 30, 2007 and 2006:  (dollars in thousands)

	Six Months Ended June 30, 2007
			Plaza			Red Bank	Mack-	Princeton						NKFGMS
	Meadowlands	G&G	VIII & IX	Ramland	Harborside	Corporate	Green-	Forrestal	Route 93	Gale	55	12	Boston-	Owners	Combined
	Xanadu	Martco	Associates	Realty	South Pier	Plaza	Gale	Village	Portfolio	Kimball	Corporate	Vreeland	Filenes	LLC	Total
Total revenues	—	—	$ 474	$ 1,045	$ 20,304	—	$ 33,692	$ 5,252	$ 1,063	$ 2	—	$ 1,048	$ 531	$ 17,698	$ 81,109
Operating and other expenses	—	—	(83)	(763)	(12,506)	—	(15,158)	(2,990)	(1,864)	(40)	—	(33)	(661)	(17,565)	(51,663)
Depreciation and amortization	—	—	(308)	(351)	(2,966)	—	(14,164)	(1,536)	(2,027)	(183)	—	(176)	—	—	(21,711)
Interest expense	—	—	—	(529)	(2,402)	—	(13,429)	(2,290)	(1,643)	(414)	—	(344)	—	—	(21,051)

Net income	—	—	$ 83	$ (598)	$ 2,430	—	$ (9,059)	$ (1,564)	$ (4,471)	$ (635)	—	$ 495	$ (130)	$ 133	$ (13,316)
Operating Partnership’s equity in earnings (loss) of unconsolidated joint ventures	—	—	$ 41	$ (175)	$ 1,109	—	$ (3,339)	$ (402)	$ (1,370)	$ (52)	—	$ 247	$ (39)	$ 53	$ (3,927)

	Six Months Ended June 30, 2006
			Plaza			Red Bank	Mack-	Princeton						NKFGMS
	Meadowlands	G&G	VIII & IX	Ramland	Harborside	Corporate	Green-	Forrestal	Route 93	Gale	55	12	Boston-	Owners	Combined
	Xanadu	Martco	Associates	Realty	South Pier	Plaza	Gale	Village	Portfolio	Kimball	Corporate	Vreeland	Filenes	LLC	Total
Total revenues	$ 299	$ 3,647	$ 322	$ 1,015	$ 17,603	—	$ 9,468	$ 4,391	$ 558	—	—	—	—	—	$ 37,303
Operating and other expenses	(151)	(1,880)	(88)	(704)	(10,636)	—	(3,776)	(2,716)	(257)	—	—	—	—	—	(20,208)
Depreciation and amortization	—	(712)	(308)	(376)	(2,909)	—	(3,378)	(1,421)	(94)	—	—	—	—	—	(9,198)
Interest expense	—	(1,517)	—	(489)	(1,857)	—	(3,591)	(1,383)	(263)	—	—	—	—	—	(9,100)

Net income	$ 148	$ (462)	$ (74)	$ (554)	$ 2,201	—	$ (1,277)	$ (1,129)	$ (56)	—	—	—	—	—	$ (1,203)
Operating Partnership’s equity in earnings (loss) of unconsolidated joint ventures	—	$ (322)	$ (37)	—	$ 1,101	—	$ (1,260)	$ (67)	$ (14)	—	—	—	—	—	$ (599)

5.              DEFERRED CHARGES AND OTHER ASSETS

	June 30,	December 31,
(dollars in thousands)	2007	2006
Deferred leasing costs	$188,352	$184,175
Deferred financing costs	22,538	21,252
	210,890	205,427
Accumulated amortization	(78,863)	(76,407)
Deferred charges, net	132,027	129,020
Notes receivable	11,688	11,769
In-place lease values, related intangible and other assets, net	78,208	58,495
Prepaid expenses and other assets, net	40,042	41,353

Total deferred charges and other assets, net	$261,965	$240,637

6.              DISCONTINUED OPERATIONS

On May 10, 2007, the Operating Partnership sold its 133,000 square-foot office building located at 1000 Bridgeport Avenue in Shelton, Connecticut for net sales proceeds of approximately $16.4 million and recognized a gain of approximately $2.6 million on the sale.

On June 11, 2007, the Operating Partnership sold its 121,250 square-foot office building located at 500 West Putnam Avenue in Greenwich, Connecticut for net sales proceeds of approximately $54.3 million and recognized a gain of approximately $36.2 million on the sale.

On May 25, 2007, the Operating Partnership entered into an agreement to sell two office buildings in Egg Harbor Township, New Jersey, for approximately $12.5 million.  The buildings, totaling 80,344 square feet, were subsequently sold on July 13, 2007.  These buildings are identified as held for sale as of June 30, 2007 and carried an aggregate book value of $5.8 million, net of accumulated depreciation of approximately $2.5 million.

The Operating Partnership has presented these assets as discontinued operations in its statements of operations for the periods presented.  As the Operating Partnership sold 300 Westage Business Center Drive in Fishkill, New York, 1510 Lancer Drive in Moorestown, New Jersey; a Colorado portfolio in various cities throughout Colorado; and a portfolio in San Francisco, California during the year ended December 31, 2006, the Operating Partnership has presented these assets as discontinued operations in its statements of operations for all periods presented.

The following tables summarize income from discontinued operations and the related realized gains (losses) and unrealized losses on disposition of rental property, net for the three and six month periods ended June 30, 2007 and 2006:  (dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Total revenues	$1,608	$12,245	$3,819	$24,399
Operating and other expenses	(661)	(5,015)	(1,577)	(9,956)
Depreciation and amortization	(18)	(3,156)	(424)	(6,319)
Interest expense (net of interest income)	(197)	(344)	(545)	(693)

Income from discontinued operations	$732	$3,730	$1,273	$7,431

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Realized gains (losses) and unrealized losses on disposition of rental property, net	$38,860	$4,905	$38,860	$4,905

7.              SENIOR UNSECURED NOTES

A summary of the Operating Partnership’s senior unsecured notes as of June 30, 2007 and December 31, 2006 is as follows:  (dollars in thousands)

	June 30,	December 31,	Effective
	2007	2006	Rate (1)
7.250% Senior Unsecured Notes, due March 15, 2009	$299,599	$299,481	7.49%
5.050% Senior Unsecured Notes, due April 15, 2010	149,847	149,819	5.27%
7.835% Senior Unsecured Notes, due December 15, 2010	15,000	15,000	7.95%
7.750% Senior Unsecured Notes, due February 15, 2011	299,381	299,295	7.93%
5.250% Senior Unsecured Notes, due January 15, 2012	99,112	99,015	5.46%
6.150% Senior Unsecured Notes, due December 15, 2012	92,226	91,981	6.89%
5.820% Senior Unsecured Notes, due March 15, 2013	25,475	25,420	6.45%
4.600% Senior Unsecured Notes, due June 15, 2013	99,830	99,815	4.74%
5.125% Senior Unsecured Notes, due February 15, 2014	201,588	201,708	5.11%
5.125% Senior Unsecured Notes, due January 15, 2015	149,302	149,256	5.30%
5.800% Senior Unsecured Notes, due January 15, 2016	200,654	200,692	5.81%

Total Senior Unsecured Notes	$1,632,014	$1,631,482

(1)	Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount on the notes, as applicable.

8.              UNSECURED REVOLVING CREDIT FACILITY

The Operating Partnership has an unsecured revolving credit facility with a borrowing capacity of $600 million, (expandable to $800 million).  On June 22, 2007, the Operating Partnership extended and modified the unsecured facility with a group of 23 Lenders.  Amongst other modifications, the facility was extended for an additional two years and matures in June 2011, with an extension option of one year, which would require a payment of 15 basis points of the then borrowing capacity of the facility upon exercise.  In addition, the interest rate on outstanding borrowings (not electing the Operating Partnership’s competitive bid feature) was reduced by 10 basis points to LIBOR plus 55 basis points at the BBB/Baa2 pricing level.  The interest rate on outstanding borrowings (not electing the Operating Partnership’s competitive bid feature) under the unsecured facility is currently LIBOR plus 55 basis points.

The facility has a competitive bid feature, which allows the Operating Partnership to solicit bids from lenders under the facility to borrow up to $300 million at interest rates less than the current LIBOR plus 55 basis point spread.  The Operating Partnership may also elect an interest rate representing the higher of the lender’s prime rate or the Federal Funds rate plus 50 basis points.  The unsecured facility also requires a 15 basis point facility fee on the current borrowing capacity payable quarterly in arrears.

The interest rate and the facility fee are subject to adjustment, on a sliding scale, based upon the operating partnership’s unsecured debt ratings.  In the event of a change in the Operating Partnership’s unsecured debt rating, the interest and facility fee rates will be adjusted in accordance with the following table:

Operating Partnership’s Unsecured Debt Ratings: S&P Moody’s/Fitch (a)	Interest Rate – Applicable Basis Points Above LIBOR	Facility Fee Basis Points
No ratings or less than BBB-/Baa3/BBB-	100.0	25.0
BBB-/Baa3/BBB-	75.0	20.0
BBB/Baa2/BBB (current)	55.0	15.0
BBB+/Baa1/BBB+	42.5	15.0
A-/A3/A- or higher	37.5	12.5

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

The terms of the unsecured facility include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties (to the extent that: (i) such property dispositions cause the Operating Partnership to default on any of the financial ratios of the facility described below, or (ii) the property dispositions are completed while the Operating Partnership is under an event of default under the facility, unless, under certain circumstances, such disposition is being carried out to cure such default), and which require compliance with financial ratios relating to the maximum leverage ratio, the maximum amount of secured indebtedness, the minimum amount of tangible net worth, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property interest coverage and certain investment limitations.  The dividend restriction referred to above provides that, if an event of default has occurred and is continuing, the Corporation will not make any excess distributions with respect to common stock or other common equity interests except to enable the Corporation to continue to qualify as a REIT under the Code.

The lending group for the credit facility consists of: JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”); Bank of America, N.A., as syndication agent; Scotiabanc, Inc., Wachovia Bank, National Association, and Wells Fargo Bank, National Association, as documentation agents; SunTrust Bank, as senior managing agent; US Bank National Association, Citicorp North America, Inc. and PNC Bank, National Association, as managing agents; and Bank of China, New York Branch, The Bank of New York; Chevy Chase Bank, F.S.B., The Royal Bank of Scotland PLC, Mizuho Corporate Bank, Ltd., The Bank of Tokyo-Mitsubishi UFJ, Ltd. (Successor by merger to UFJ Bank Limited), North Fork Bank, Bank Hapoalim B.M., Comerica Bank, Chang Hwa Commercial Bank, Ltd., New York Branch, First Commercial Bank, New York Agency, Mega International Commercial Bank Co. Ltd., New York Branch, Deutsche Bank Trust Company Americas and Hua Nan Commercial Bank, New York Agency, as participants.

SUMMARY

As of June 30, 2007 and December 31, 2006, the Operating Partnership had outstanding borrowings of $115 million and $145 million, respectively, under its unsecured revolving credit facility.

9.              MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Operating Partnership has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Operating Partnership’s rental properties.  As of June 30, 2007, 17 of the Operating Partnership’s properties, with a total book value of approximately $496.5 million, are encumbered by the Operating Partnership’s mortgages and loans payable.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

A summary of the Operating Partnership’s mortgages, loans payable and other obligations as of June 30, 2007 and December 31, 2006 is as follows:  (dollars in thousands)

		Effective	Principal Balance at
		Interest	June 30,	December 31,
Property Name	Lender	Rate (a)	2007	2006	Maturity
Mack-Cali Airport	Allstate Life Insurance Co.	7.05%	—	$9,422	(b	)
6303 Ivy Lane	State Farm Life Insurance Co.	5.57%	—	6,020	(c	)
6404 Ivy Lane	TIAA	5.58%	$13,351	13,665	08/01/08
Assumed obligations	Various	4.91%	33,614	38,742	05/01/09 (d	)
Various (e)	Prudential Insurance	4.84%	150,000	150,000	01/15/10
105 Challenger Road	Archon Financial CMBS	6.24%	18,858	18,748	06/06/10
2200 Renaissance Boulevard	TIAA	5.89%	17,633	17,819	12/01/12
Soundview Plaza	TIAA	6.02%	17,797	18,013	01/01/13
9200 Edmonston Road	Principal Commercial Funding L.L.C.	5.53%	5,165	5,232	05/01/13
6305 Ivy Lane	John Hancock Life Insurance Co.	5.53%	7,193	7,285	01/01/14
395 West Passaic	State Farm Life Insurance Co.	6.00%	12,798	12,996	05/01/14
6301 Ivy Lane	John Hancock Life Insurance Co.	5.52%	6,739	6,821	07/01/14
35 Waterview Blvd.	Wachovia CMBS	6.35%	20,204	20,318	08/11/14
500 West Putnam Avenue	New York Life Insurance Co.	5.57%	—	25,000	(f	)
23 Main Street	JP Morgan CMBS	5.59%	33,182	33,396	09/01/18

Total mortgages, loans payable and other obligations			$336,534	$383,477

(a)

Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs and other transaction costs, as applicable.

(b)	On February 5, 2007, the Operating Partnership repaid this mortgage loan at par, using available cash.
(c)	On February 15, 2007, the Operating Partnership repaid this mortgage loan at par, using available cash.
(d)	The obligations mature at various times through May 2009.
(e)	Mortgage is collateralized by seven properties.
(f)	On June 11, 2007, the Operating Partnership assigned this loan to the purchaser with the sale of the property.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED

Cash paid for interest for the six months ended June 30, 2007 and 2006 was $63,877,000 and $59,106,000 respectively.  Interest capitalized by the Operating Partnership for the six months ended June 30, 2007 and 2006 was $2,510,000 and $3,058,000, respectively.

SUMMARY OF INDEBTEDNESS

As of June 30, 2007, the Operating Partnership’s total indebtedness of $2,083,548,000 (weighted average interest rate of 6.13 percent) was comprised of $115,000,000 of revolving credit facility borrowings (weighted average rate of 5.87 percent) and fixed rate debt and other obligations of $1,968,548,000 (weighted average rate of 6.15 percent).

As of December 31, 2006, the Operating Partnership’s total indebtedness of $2,159,959,000 (weighted average interest rate of 6.11 percent) was comprised of $145,000,000 of revolving credit facility borrowings (weighted average rate of 5.76 percent) and fixed rate debt of $2,014,959,000 (weighted average rate of 6.14 percent).

10.       PARTNERS’ CAPITAL

Partners’ Capital in the accompanying consolidated financial statements relates to (a) General Partners’ capital, consisting of common units and Series C preferred units held by the Corporation in the Operating Partnership, and (b) Limited Partners’ capital consisting of common units held by the limited partners.

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

The Series C Preferred Stock has preference rights with respect to liquidation and distributions over the common stock.  Holders of the Series C Preferred Stock, except under certain limited conditions, will not be entitled to vote on any matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of the Series C Preferred Stock will have the right to elect two additional members to serve on the Corporation’s Board of Directors until dividends have been paid in full.  At June 30, 2007, there were no dividends in arrears.  The Corporation may issue unlimited additional preferred stock ranking on a parity with the Series C Preferred Stock but may not issue any preferred stock senior to the Series C Preferred Stock without the consent of two-thirds of its holders.  The Series C Preferred Stock is essentially on an equivalent basis in priority with the Series C Preferred Units (the “Series C Preferred Units”).

Except under certain conditions relating to the Corporation’s qualification as a REIT, the Series C Preferred Stock is not redeemable prior to March 14, 2008.  On and after such date, the Series C Preferred Stock will be redeemable at the option of the Corporation, in whole or in part, at $25 per depositary share, plus accrued and unpaid dividends.

In connection with the Corporation’s issuance of $25 million of Series C Peferred stock, the Corporation acquired from the Operating Partnership $25 million of Series C Preferred Units, which have terms essentially identical to the Series C Preferred Stock.

REPURCHASE OF GENERAL PARTNER UNITS

The Corporation has authorization to repurchase up to $45.5 million of its outstanding common stock, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

STOCK OPTION PLANS

In May 2004, the Corporation established the 2004 Incentive Stock Plan under which a total of 2,500,000 shares have been reserved for issuance.  No options have been granted through June 30, 2007 under this plan.  In September 2000, the Corporation established the 2000 Employee Stock Option Plan (“2000 Employee Plan”) and the Amended and Restated 2000 Director Stock Option Plan (“2000 Director Plan”).  In May 2002, shareholders of the Corporation approved amendments to both plans to increase the total shares reserved for issuance under both of the 2000 plans from 2,700,000 to 4,350,000 shares of the Corporation’s common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan).  In 1994, and as subsequently amended, the Corporation established the Mack-Cali Employee Stock Option Plan (“Employee Plan”) and the Mack-Cali Director Stock Option Plan (“Director Plan”) under which a total of 5,380,188 shares (subject to adjustment) of the Corporation’s common stock had been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan).  As the Employee Plan and Director Plan expired in 2004, stock options may no longer be issued under those plans.  Stock options granted under the Employee Plan in 1994 and 1995 became exercisable over a three-year period.  Stock options granted under the 2000 Employee Plan and those options granted subsequent to 1995 under the Employee Plan become exercisable over a five-year period.  All stock options granted under both the 2000 Director Plan and Director Plan become exercisable in one year.  All options were granted at the fair market value at the dates of grant and have terms of ten years.  As of June 30, 2007 and December 31, 2006, the stock options outstanding had a weighted average remaining contractual life of approximately 4.2 and 4.7 years, respectively.  Stock options exercisable at June 30, 2007 and December 31, 2006 had a weighted average remaining contractual life of approximately 3.9 and 4.5 years, respectively.

Information regarding the Corporation’s stock option plans for the six months ended June 30, 2007 is summarized below:

	Shares Under Options	Weighted Average Exercise Price	Aggregate Intrinsic Value $(000’s)
Outstanding at January 1, 2007	690,306	$29.68
Exercised	(126,160)	$28.65
Lapsed or canceled	(1,460)	$28.47
Outstanding at June 30, 2007 ($24.63 – $45.47)	562,686	$29.92	$7,636
Options exercisable at June 30, 2007	444,866	$30.30	$5,868
Available for grant at June 30, 2007	4,535,534	—	—

Cash received from options exercised under all stock option plans was $0.3 million and $0.5 million for the three months ended June 30, 2007 and 2006, respectively, and $3.6 million and $5.8 million for the six months ended June 30, 2007 and 2006, respectively.  The total intrinsic value of options exercised during the three months ended June 30, 2007 and 2006 was $0.2 million and $0.3 million, respectively, and $3.2 and $3.1 million for the six months ended June 30, 2007 and 2006, respectively.  The Corporation has a policy of issuing new shares to satisfy stock option exercises.

The Operating Partnership recognized stock options expense of $33,000 and $139,000 for the three months ended June 30, 2007 and 2006, respectively, and $65,000 and $176,000 for the six months ended June 30, 2007 and 2006, respectively.  As of June 30, 2007, the Operating Partnership had $3.3 million of total unrecognized compensation cost related to unvested stock compensation granted under the Corporation’s stock compensation plans.  That cost is expected to be recognized over a weighted average period of 1.7 years.

STOCK COMPENSATION

The Corporation has granted stock awards (“Restricted Stock Awards”) to officers, certain other employees, and non-employee members of the Board of Directors of the Corporation, which allow the holders to each receive a certain amount of shares of the Corporation’s common stock generally over a one to five-year vesting period and generally based on time and service, of which 153,211 shares were outstanding at June 30, 2007.  Of the outstanding Restricted Stock Awards granted to executive officers and senior management, 46,873 are contingent upon the Corporation meeting certain performance and/or stock price appreciation objectives.  All Restricted Stock Awards provided to the officers and certain other employees were granted under the 2000 Employee Plan and the Employee Plan.  Restricted Stock Awards granted to directors were granted under the 2000 Director Plan.

Information regarding the Restricted Stock Awards for the six months ended June 30, 2007 is summarized below:

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at January 1, 2007	216,620	$39.78
Granted	13,000	$52.62
Vested	(76,409)	$37.22

Outstanding at June 30, 2007	153,211	$42.15

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

During the six months ended June 30, 2007 and 2006, 3,438 and 3,268 deferred stock units were earned, respectively.  As of June 30, 2007 and December 31, 2006, there were 40,442 and 37,263 deferred stock units outstanding, respectively.

LIMITED PARTNERS’ CAPITAL

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

On May 25, 2007, in connection with the acquisition of various land parcels within its Capital Office Park complex in Greenbelt, Maryland, the Operating Partnership issued 114,911 common units in the Operating Partnership, valued at approximately $5.2 million.

EARNINGS PER UNIT

Basic EPU excludes dilution and is computed by dividing net income available to common unitholders by the weighted average number of units outstanding for the period.  Diluted EPU reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units.

The following information presents the Operating Partnership’s results for the three months ended June 30, 2007 and 2006 in accordance with FASB No. 128:  (dollars in thousands)

	Three Months Ended June 30,
Computation of Basic EPU	2007	2006
Income from continuing operations	$19,233	$20,231
Deduct: Preferred stock distributions	(500)	(500)
Income from continuing operations available to common unitholders	18,733	19,731
Income from discontinued operations	32,345	6,903
Net income available to common unitholders	$51,078	$26,634

Weighted average common units	67,799	62,182

Basic EPU:
Income from continuing operations	$0.28	$0.32
Income from discontinued operations	0.47	0.11
Net income available to common unitholders	$0.75	$0.43

	Three Months Ended June 30,
Computation of Diluted EPU	2007	2006
Income from continuing operations available to common unitholders	$18,733	$19,731
Add: Income from continuing operations attributable to Operating Partnership – common units	4,197	4,950
Income from continuing operations for diluted earnings per unit	22,930	24,681
Income from discontinued operations for diluted earnings per unit	39,592	8,635
Net income available to common unitholders	62,522	$33,316

Weighted average common units	83,193	78,067

Diluted EPU:
Income from continuing operations	$0.28	$0.32
Income from discontinued operations	0.47	0.11
Net income available to common unitholders	$0.75	$0.43

The following information presents the Operating Partnership’s results for the six months ended June 30, 2007 and 2006 in accordance with FASB No. 128:  (dollars in thousands)

	Six Months Ended June 30,
Computation of Basic EPU	2007	2006
Income from continuing operations	$37,873	$50,322
Deduct: Preferred stock distributions	(1,000)	(1,000)
Income from continuing operations available to common unitholders	36,873	49,322
Income from discontinued operations	32,784	9,909
Net income available to common unitholders	$69,657	$59,231

Weighted average common units	66,753	62,085

Basic EPU:
Income from continuing operations	$0.55	$0.79
Income from discontinued operations	0.49	0.16
Net income available to common unitholders	$1.04	$0.95

	Six Months Ended June 30,
Computation of Diluted EPU	2007	2006
Income from continuing operations available to common unitholders	$36,873	$49,322
Add: Income from continuing operations attributable to Operating Partnership – common units	8,418	11,790
Income from continuing operations for diluted earnings per unit	45,291	61,112
Income from discontinued operations for diluted earnings per unit	40,133	12,336
Net income available to common unitholders	$85,424	$73,448

Weighted average common units	82,220	77,359

Diluted EPU:
Income from continuing operations	$0.55	$0.79
Income from discontinued operations	0.49	0.16
Net income available to common unitholders	$1.04	$0.95

The following schedule reconciles the shares used in the basic EPU calculation to the units used in the diluted EPU calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic EPU Units	82,990	77,781	81,991	77,053
Add: Stock options	203	286	229	306
Diluted EPU Units	83,193	78,067	82,220	77,359

Not included in the computations of diluted EPU were 5,000 stock options, as such securities were anti-dilutive during the six months ended June 30, 2006.  Unvested shares of restricted stock outstanding as of June 30, 2007 and 2006 were 153,211 and 194,946, respectively.

11.  CONSOLIDATED JOINT VENTURES

The Operating Partnership has ownership interests in certain joint ventures which it consolidates.  Various entities and/or individuals hold minority interests in these ventures.

12.       EMPLOYEE BENEFIT 401(k) PLANS

Employees of the Corporation, other than those assigned to the Gale Company and affiliated employers, who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan (the “401(k) Plan”).  The 401(k) Plan allows eligible employees to defer from 1 to 30 percent of their annual compensation, subject to certain limitations imposed by federal law.  The amounts contributed by employees are immediately vested and non-forfeitable.  The Corporation, at management’s discretion, may match employee contributions and/or make discretionary contributions.  Total expense recognized by the Operating Partnership for the 401(k) Plan for the three months ended June 30, 2007 and 2006 was $100,000 and $100,000, respectively, and for the six months ended June 30, 2007 and 2006 was $200,000 and $200,000, respectively.

All employees of the Gale Company and other affiliated participating employers, other than certain employees who are represented for collective bargaining purposes by a labor organization, who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan (the “Gale Plan”).  The Gale Plan allows eligible employees to defer from their annual compensation, the maximum amount permitted under federal law.  The amounts contributed by employees are immediately vested and non-forfeitable.  The Gale Company or the participant’s employer matches the employee’s deferral at the rate of 50 percent on the first six percent of the employee’s annual compensation for employees who have at least 1,000 hours of service and are employed on the last day of the plan year.  In addition, the Corporation, at management’s discretion, may make discretionary contributions.  Participants become 50 percent vested in employer contributions after two years of service and become 100 percent vested after three years of service.  Total expense recognized by the Operating Partnership for the Gale Plan for the three and six months ended June 30, 2007 was $31,000 and $111,000, respectively.  Total expense recognized by the Operating Partnership after the completion of the Gale/Green Transactions for the three and six months ended June 30, 2006 was $96,000.

Effective April 1, 2007, the Gale Plan was merged into the 401(k) Plan.  In accordance with the Gale/Green transactions, the Operating Partnership continued to make matching contributions to former Gale Plan participants under the Gale Plan matching contribution formula through the payroll period ending May 4, 2007.  Moreover, federal law requires the Operating Partnership to preserve (i) the Gale Plan vesting schedule for certain Gale Plan participants with three or more years of service as of May 4, 2007 and (ii) certain benefits previously offered under the Gale Plan.

13.       COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS

Pursuant to agreements with the City of Jersey City, New Jersey, the Operating Partnership is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties located in Jersey City, as follows:

The Harborside Plaza 5 agreement, as amended, which commenced in 2002 upon substantial completion of the property, as defined, is for a term of 20 years.  The PILOT is equal to two percent of Total Project Costs.  Total Project Costs, as defined, are $159.6 million.  The PILOT totaled $798,000 and $798,000 for the three months ended June 30, 2007 and 2006, respectively, and $1.6 million and $1.6 million for the six months ended June 30, 2007 and 2006, respectively.

The Harborside Plaza 4-A agreement, which commenced in 2000, is for a term of 20 years.  The PILOT is equal to two percent of Total Project costs, as defined, and increases by 10 percent in years 7, 10 and 13 and by 50 percent in year 16.  Total Project costs, as defined, are $45.5 million.  The PILOT totaled $250,000 and $227,000 for the three months ended June 30, 2007 and 2006, respectively, and $500,000 and $455,000 for the six months ended June 30, 2007 and 2006, respectively.

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

OPERATING LEASE AGREEMENTS

Future minimum rental payments under the terms of all non-cancelable operating leases under which the Operating Partnership is the lessee, as of June 30, 2007, are as follows:  (dollars in thousands)

Year	Amount
2007	$183
2008	68
2009	16
2010	3

Total	$270

GROUND LEASE AGREEMENTS

Future minimum rental payments under the terms of all non-cancelable ground leases under which the Operating Partnership is the lessee, as of June 30, 2007, are as follows:  (dollars in thousands)

Year	Amount
2007	$254
2008	486
2009	501
2010	501
2011	501
2012 through 2084	35,454

Total	$37,697

Ground lease expense incurred by the Operating Partnership during the three months ended June 30, 2007 and 2006 amounted to $172,000 and $165,000, respectively, and was $331,000 and $316,000 for the six months ended June 30, 2007 and 2006, respectively.

OTHER

The Operating Partnership may not dispose of or distribute certain of its properties, currently comprising 50 properties with an aggregate net book value of approximately $1.3 billion, which were originally contributed by members of either the Mack Group (which includes William L. Mack, Chairman of the Corporation’s Board of Directors; David S. Mack, a director of the Corporation; Earle I. Mack, a former director of the Corporation; and Mitchell E. Hersh, president of the Corporation, chief executive officer and a director of the Corporation), the Robert Martin Group (which includes Martin S. Berger, a director of the Corporation; Robert F. Weinberg, a former director of the Corporation; and Timothy M. Jones, former president of the Corporation), the Cali Group (which includes John R. Cali, a director of the Corporation, and John J. Cali, a former director of the Corporation) or certain other common unitholders without the express written consent of a representative of the Mack Group, the Robert Martin Group, the Cali Group or the specific certain other common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate Mack Group, Robert Martin Group, Cali Group members or the specific certain other common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Operating Partnership sells all of its properties or in connection with a sale transaction which the Corporation’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Corporation or the Operating Partnership or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Operating Partnership is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate Mack Group, Robert Martin Group, Cali Group members or the specific certain other common unitholders.  88 of the Operating Partnership’s properties, with an aggregate net book value of approximately $842.6 million, have lapsed restrictions and are subject to these conditions.

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

Future minimum rentals to be received under non-cancelable operating leases at June 30, 2007 are as follows:  (dollars in thousands)

Year	Amount
2007	$284,431
2008	552,966
2009	508,863
2010	442,156
2011	373,990
2012 and thereafter	1,221,665

Total	$3,384,071

15.       SEGMENT REPORTING

The Operating Partnership operates in two business segments: (i) real estate and (ii) construction services.  The Operating Partnership provides leasing, property management, acquisition, development, construction and tenant-related services for its portfolio.  In May 2006, in conjunction with the Operating Partnership’s acquisition of the Gale Company and related businesses, the Operating Partnership acquired a business specializing solely in construction and related services whose operations comprise the Operating Partnership’s construction services segment.  There were $633,000 in revenues from foreign countries recorded for the three and six months ended June 30, 2006 and no revenues from foreign countries for the three and six months ended June 30, 2007.  The Operating Partnership had no long lived assets in foreign locations as of June 30, 2007 and December 31, 2006.  The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Operating Partnership evaluates performance based upon net operating income for each segment.

Selected results of operations for the three and six month periods ended June 30, 2007 and 2006 and selected asset information as of June 30, 2007 and December 31, 2006 regarding the Operating Partnership’s operating segments are as follows:  (dollars in thousands)

	Real Estate	Construction Services	Corporate & Other (d)	Total Operating Partnership
Total revenues:
Three months ended:
June 30, 2007	$172,750	$26,998	$782	$200,530
June 30, 2006	179,476	—	3,313	182,789
Six months ended:
June 30, 2007	$338,656	$53,974	$1,157	$393,787
June 30, 2006	331,390	—	3,288	334,678

Total operating and interest expenses(a):
Three months ended:
June 30, 2007	$61,767	$26,742	$43,286	$131,795	(e)
June 30, 2006	72,400	—	44,916	117,316	(f)
Six months ended:
June 30, 2007	$122,762	$53,508	$82,466	$258,736	(g)
June 30, 2006	127,324	—	83,778	211,102	(h)

Equity in earnings (loss) of unconsolidated joint ventures:
Three months ended:
June 30, 2007	$(1,696)	—	—	$(1,696)
June 30, 2006	(846)	—	—	(846)
Six months ended:
June 30, 2007	$(3,927)	—	—	$(3,927)
June 30, 2006	(599)	—	—	(599)

Net operating income (b):
Three months ended:
June 30, 2007	$109,287	$256	$(42,504)	$67,039	(e)
June 30, 2006	106,230	—	(41,603)	64,627	(f)
Six months ended:
June 30, 2007	$211,967	$466	$(81,309)	$131,124	(g)
June 30, 2006	203,467	—	(80,490)	122,977	(h)

Total assets:
June 30, 2007	$4,435,099	$31,822	$153,301	$4,620,222
December 31, 2006	4,281,222	28,353	113,314	4,422,889

Total long-lived assets (c):
June 30, 2007	$4,272,570	—	$7,017	$4,279,587
December 31, 2006	4,036,393	—	1,550	4,037,943

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

(e)	Excludes $43,823 of depreciation and amortization.
(f)	Excludes $39,476 of depreciation and amortization.
(g)	Excludes $85,274 of depreciation and amortization.
(h)	Excludes $75,955 of depreciation and amortization.

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

The following are eligible items for the measurement option established by FASB No. 159.

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

FASB Statement No. 157 (“FASB NO. 157”), Fair Value Measurements

FASB No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  FASB No. 157 applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is their relevant measurement attribute.  Accordingly, this FASB No. 157 does not require any new fair value measurements.  However, for some entities, the application of this FASB No. 157 will change current practice.  This statement is effective for financial statements for fiscal years beginning after November 15, 2007.  The Operating Partnership does not expect that the implementation of FASB No. 157 will have a material effect on the Operating Partnership’s consolidated financial position or results of operations.

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

Executive Overview

Mack-Cali Realty Corporation (the “Corporation” or “General Partner”) is one of the largest real estate investment trusts (REITs) in the United States, with a total market capitalization of approximately $5.7 billion at June 30, 2007.  Mack Cali Realty, L.P. (the “Operating Partnership”) has been involved in all aspects of commercial real estate development, management and ownership for over 50 years and the Corporation has been a publicly-traded REIT since 1994.  The Operating Partnership owns or has interests in 302 properties (collectively, the “Properties”), primarily class A office and office/flex buildings, totaling approximately 34.8 million square feet, leased to approximately 2,200 tenants.  The properties are located primarily in suburban markets of the Northeast, some with adjacent, Operating Partnership-controlled developable land sites able to accommodate up to 11.7 million square feet of additional commercial space.

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

The Operating Partnership’s core markets continue to be weak.  The percentage leased in the Operating Partnership’s consolidated portfolio of stabilized operating properties was 91.9 percent at June 30, 2007 as compared to 92.2 percent at March 31, 2007 and 92.0 percent at December 31, 2006.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future (including, at June 30, 2007, a lease with a commencement date substantially in the future consisting of 8,590 square feet scheduled to commence in 2009), and leases that expire at the period end date.  Leases that expired as of June 30, 2007, March

31, 2007 and December 31, 2006 aggregate 174,122, 286,298 and 103,477 square feet, respectively, or 0.6, 1.0 and 0.4 percentage of the net rentable square footage, respectively.  Rental rates on the Operating Partnership’s space that was re-leased (based on first rents payable) during the three months ended June 30, 2007 increased an average of 0.3 percent compared to rates that were in effect under the prior leases, as compared to a 1.7 percent decrease for the three months ended June 30, 2006.  The Operating Partnership believes that vacancy rates may continue to increase in some of its markets in 2007.  As a result, the Operating Partnership’s future earnings and cash flow may continue to be negatively impacted by current market conditions.

The remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand:

•	property transactions during the period;
•	critical accounting policies and estimates;
•	results of operations for the three and six months ended June 30, 2007 as compared to the three and six months ended June 30, 2006; and
•	liquidity and capital resources.

Summary of 2007 Transactions

Property Acquisitions

The Operating Partnership acquired the following office properties during the six months ended June 30, 2007:  (dollars in thousands)

Acquisition			# of	Rentable	Acquisition
Date	Property/Address	Location	Bldgs.	Square Feet	Cost
05/08/07	AAA Properties (a)	Hamilton Township, New Jersey	2	69,232	$9,048
06/11/07	125 Broad Street (b) (c)	New York, New York	1	524,476	274,091

Total Property Acquisitions:			3	593,708	$283,139

(a)	Included in this transaction was the acquisition of two parcels of developable land aggregating approximately 13 acres.
(b)	Acquisition represented two units of office condominium interests, which collectively comprise floors 2 through 16, or 39.6 percent, of the 40-story, 1.2 million square-foot building.
(c)	Transaction was funded primarily through borrowing on the Operating Partnership’s revolving credit facility.

Properties Commencing Initial Operations

The following property commenced initial operations during the six months ended June 30, 2007:  (dollars in thousands)

					Investment by
			# of	Rentable	Operating
Date	Property/Address	Location	Bldgs.	Square Feet	Partnership (a)
05/08/07	700 Horizon Drive	Hamilton Township, New Jersey	1	120,000	$16,699

Total Properties Commencing Initial Operations:			1	120,000	$16,699

(a)	Development costs were funded primarily through draws on the Operating Partnership’s revolving credit facility. Amounts are as of June 30, 2007.

Land Acquisition

In February 2007, the Operating Partnership exercised its option to acquire approximately 43 acres of land sites within its Capital Office Park complex in Greenbelt, Maryland, which is able to accommodate the development of up to 600,000 square feet of office space, for $13 million.  The option was acquired as part of the acquisition of the office complex in February 2006.  On May 25, 2007, the Operating Partnership completed the purchase of the land for approximately $13 million, which consisted of 114,911 common operating partnership units valued at $5.2 million, and the remainder in cash.

Property Sales

The Operating Partnership sold the following office properties during the six months ended June 30, 2007:  (dollars in thousands)

				Rentable	Net	Net
Sale			# of	Square	Sales	Book	Realized
Date	Property/Address	Location	Bldgs.	Feet	Proceeds	Value	Gain
05/10/07	1000 Bridgeport	Shelton, Connecticut	1	133,000	$16,411	$13,782	$2,629
06/11/07	500 W. Putnam	Greenwich, Connecticut	1	121,250	54,344	18,113	36,231

Total Office Property Sales:			2	254,250	$70,755	$31,895	$38,860

Subsequent Event

On May 25, 2007, the Operating Partnership entered into an agreement to sell its two office buildings in Egg Harbor Township, New Jersey, for approximately $12.5 million.  The buildings, which total 80,344 square feet, were subsequently sold on July 13, 2007.

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

Rental Property:

Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Interest capitalized by the Operating Partnership for the three months ended June 30, 2007 and 2006 was $1.2 million and $1.6 million, respectively, and $2.5 million and $3.1 million for the six months ended June 30, 2007 and 2006, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

Results From Operations

The following comparisons for the three and six months ended June 30, 2007 (“2007”), as compared to the three and six months ended June 30, 2006 (“2006”), make reference to the following:  (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Operating Partnership at March 31, 2006 (for the three-month period comparisons), and which represents all in-service properties owned by the Operating Partnership at December 31, 2005 (for the six-month period comparisons), excluding properties sold or held for sale through June 30, 2007, and (ii) the effect of the “Acquired Properties,” which represent all properties acquired by the Operating Partnership or commencing initial operations from April 1, 2006 through June 30, 2007 (for the three-month period comparisons), and which represents all properties acquired by the Operating Partnership from January 1, 2006 through June 30, 2007 (for the six-month period comparisons).

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

	Three Months Ended June 30,		Dollar	Percent
(dollars in thousands)	2007	2006	Change	Change
Revenue from rental operations and other:
Base rents	$142,482	$133,333	$9,149	6.9%
Escalations and recoveries from tenants	25,766	23,272	2,494	10.7
Other income	3,854	5,401	(1,547)	(28.6)
Total revenues from rental operations	172,102	162,006	10,096	6.2

Property expenses:
Real estate taxes	23,852	21,162	2,690	12.7
Utilities	15,329	13,214	2,115	16.0
Operating services	27,348	25,880	1,468	5.7
Total property expenses	66,529	60,256	6,273	10.4

Non-property revenues:
Construction services	23,469	13,049	10,420	79.9
Real estate services	4,959	7,734	(2,775)	(35.9)
Total non-property revenues	28,428	20,783	7,645	36.8

Non-property expenses:
Direct construction costs	22,634	12,579	10,055	79.9
General and administrative	12,870	11,846	1,024	8.6
Depreciation and amortization	43,823	39,476	4,347	11.0
Total non-property expenses	79,327	63,901	15,426	24.1
Operating income	54,674	58,632	(3,958)	(6.8)
Other (expense) income:
Interest expense	(31,333)	(33,034)	1,701	5.1
Interest and other investment income	1,571	399	1,172	293.7
Equity in earnings (loss) of unconsolidated joint ventures	(1,696)	(846)	(850)	(100.5)
Minority interest in consolidated joint ventures	214	30	184	613.3
Gain on sale of investment in marketable securities	—	—	—	—
Total other (expense) income	(31,244)	(33,451)	2,207	6.6

Income from continuing operations	23,430	25,181	(1,751)	(7.0)
Discontinued operations:
Income from discontinued operations	732	3,730	(2,998)	(80.3)
Realized gains (losses) and unrealized losses on disposition of rental property, net	38,860	4,905	33,955	692.2
Total discontinued operations, net	39,592	8,635	30,957	358.5
Net income	63,022	33,816	29,206	86.4
Preferred unit distributions	(500)	(500)	—	—
Net income available to common unitholders	$62,522	$33,316	$29,206	87.7%

The following is a summary of the changes in revenue from rental operations and other, and property expenses divided into Same-Store Properties and Acquired Properties:

	Total		Same-Store		Acquired
	Operating Partnership		Properties		Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change
Revenue from rental operations and other:
Base rents	$9,149	6.9%	$5,172	3.9%	$3,977	3.0%
Escalations and recoveries from tenants	2,494	10.7	1,847	7.9	647	2.8
Other income	(1,547)	(28.6)	(1,614)	(29.8)	67	1.2
Total	$10,096	6.2%	$5,405	3.3%	$4,691	2.9%

Property expenses:
Real estate taxes	$2,690	12.7%	$2,126	10.0%	$564	2.7%
Utilities	2,115	16.0	1,778	13.4	337	2.6
Operating services	1,468	5.7	3,685	14.3	(2,217)	(8.6)
Total	$6,273	10.4%	$7,589	12.6%	$(1,316)	(2.2)%

OTHER DATA:
Number of Consolidated Properties (excluding properties held for sale):	255		247		8
Square feet (in thousands)	29,245		27,913		1,332

Base rents for the Same-Store Properties increased $5.2 million, or 3.9 percent, for 2007 as compared to 2006, due primarily to an increase in the percentage of space leased at the properties in 2007 from 2006.  Escalations and recoveries from tenants for the Same-Store Properties increased $1.8 million, or 7.9 percent, for 2007 over 2006, due primarily to an increased amount of total property expenses in 2007.  Other income for the Same-Store Properties decreased $1.6 million, or 29.8 percent, due primarily to a decrease in lease termination fees.

Real estate taxes on the Same-Store Properties increased $2.1 million, or 10.0 percent, for 2007 as compared to 2006, due primarily to property tax rate increases in certain municipalities in 2007.  Utilities for the Same-Store Properties increased $1.8 million, or 13.4 percent, for 2007 as compared to 2006, due primarily to increased electric rates in 2007 as compared to 2006.  Operating services for the Same-Store Properties increased $3.7 million, or 14.3 percent due primarily to increased maintenance costs of $2.1 million, and an increase in salaries and related expenses of $1.3 million, for 2007 as compared to 2006.  Included in the $2.2 million decrease in operating services of the Acquired Properties for 2007 as compared to 2006 is the effect of a decrease of $3.3 million in 2007 resulting from the contribution of the Gale facilities management business to an unconsolidated joint venture in late 2006.

Construction services revenue increased $10.4 million, or 79.9 percent, in 2007 as compared to 2006, due to the effect of the Operating Partnership’s acquisitions of The Gale Company and its related businesses (the “Gale/Green Transactions”) completed in May 2006.  Real estate services revenue decreased by $2.8 million, for 2007 as compared to 2006, due primarily to the contribution of the Gale facilities management business to an unconsolidated joint venture in late 2006.

Direct construction costs increased $10.1 million, or 79.9 percent, in 2007 as compared to 2006, due primarily to the effect of the Gale/Green Transactions.  General and administrative expense increased by $1.0 million, or 8.6 percent, for 2007 as compared to 2006 due primarily to the effect of the Gale/Green Transactions.

Depreciation and amortization increased by $4.3 million, or 11.0 percent, for 2007 over 2006.  Of this increase, $2.6 million, or 6.7 percent, is attributable to the Acquired Properties, and $1.7 million, or 4.3 percent, is attributable to the Same-Store Properties.

Interest expense decreased $1.7 million, or 5.1 percent, for 2007 as compared to 2006.  This decrease was due primarily to lower average debt balances in 2007 as compared to 2006.

Interest and other investment income increased $1.2 million, or 293.7 percent, for 2007 as compared to 2006.  This increase was due primarily to higher cash balances invested during the period.

Equity in earnings of unconsolidated joint ventures decreased $0.9 million, or 100.5 percent, for 2007 as compared to 2006.  The decrease was due primarily to a loss of $0.5 million in the Route 93 Portfolio and an increased loss of $0.3 million in the Mack-Green joint venture.

Income from continuing operations decreased to approximately $23.4 million in 2007 from $25.2 million in 2006.  The decrease of approximately $1.8 million is due to the factors discussed above.

Net income available to common unitholders increased by approximately $29.2 million, from $33.3 million in 2006 to $62.5 million in 2007.  This increase was the result of a realized gain on disposition of rental property of $38.9 million in 2007.  This was partially offset by a realized gain on disposition of rental property in 2006 of $4.9 million, a decrease in income from discontinued operations of $3.0 million for 2007 as compared to 2006, and a decrease in income from continuing operations of $1.8 million.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

	Six Months Ended June 30,		Dollar	Percent
(dollars in thousands)	2007	2006	Change	Change
Revenue from rental operations and other:
Base rents	$282,039	$260,839	$21,200	8.1%
Escalations and recoveries from tenants	51,986	44,243	7,743	17.5
Other income	6,252	8,184	(1,932)	(23.6)
Total revenues from rental operations	340,277	313,266	27,011	8.6

Property expenses:
Real estate taxes	47,322	41,932	5,390	12.9
Utilities	32,874	27,670	5,204	18.8
Operating services	51,974	46,036	5,938	12.9
Total property expenses	132,170	115,638	16,532	14.3

Non-property revenues:
Construction services	45,810	13,049	32,761	251.1
Real estate services	7,700	8,363	(663)	(7.9)
Total non-property revenues	53,510	21,412	32,098	149.9

Non-property expenses:
Direct construction costs	43,545	12,579	30,966	246.2
General and administrative	23,940	20,621	3,319	16.1
Depreciation and amortization	85,274	75,955	9,319	12.3
Total non-property expenses	152,759	109,155	43,604	40.0
Operating income	108,858	109,885	(1,027)	(0.9)
Other (expense) income:
Interest expense	(62,269)	(64,109)	1,840	2.9
Interest and other investment income	3,188	1,845	1,343	72.8
Equity in earnings (loss) of unconsolidated joint ventures	(3,927)	(599)	(3,328)	(555.6)
Minority interest in consolidated joint ventures	441	30	411	1,370.0
Gain on sale of investment in marketable securities	—	15,060	(15,060)	(100.0)
Total other (expense) income	(62,567)	(47,773)	(14,794)	(31.0)

Income from continuing operations	46,291	62,112	(15,821)	(25.5)
Discontinued operations:
Income from discontinued operations	1,273	7,431	(6,158)	(82.8)
Realized gains (losses) and unrealized losses on disposition of rental property, net	38,860	4,905	33,955	692.2
Total discontinued operations, net	40,133	12,336	27,797	225.3
Net income	86,424	74,448	11,976	16.1
Preferred unit distributions	(1,000)	(1,000)	—	—
Net income available to common unitholders	$85,424	$73,448	$11,976	16.3%

The following is a summary of the changes in revenue from rental operations and other, and property expenses divided into Same-Store Properties and Acquired Properties:

	Total		Same-Store		Acquired
	Operating Partnership		Properties		Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change
Revenue from rental operations and other:
Base rents	$21,200	8.1%	$10,997	4.2%	$10,203	3.9%
Escalations and recoveries from tenants	7,743	17.5	6,235	14.1	1,508	3.4
Other income	(1,932)	(23.6)	(2,042)	(25.0)	110	1.4
Total	$27,011	8.6%	$15,190	4.9%	$11,821	3.7%

Property expenses:
Real estate taxes	$5,390	12.9%	$3,874	9.3%	$1,516	3.6%
Utilities	5,204	18.8	4,134	14.9	1,070	3.9
Operating services	5,938	12.9	5,714	12.4	224	0.5
Total	$16,532	14.3%	$13,722	11.9%	$2,810	2.4%

OTHER DATA:
Number of Consolidated Properties (excluding properties held for sale):	255		240		15
Square feet (in thousands)	29,245		27,070		2,175

Base rents for the Same-Store Properties increased $11.0 million, or 4.2 percent, for 2007 as compared to 2006, due primarily to an increase in the percentage of space leased at the properties in 2007 from 2006.  Escalations and recoveries from tenants for the Same-Store Properties increased $6.2 million, or 14.1 percent, for 2007 over 2006, due primarily to an increased amount of total property expenses in 2007.  Other income for the Same-Store Properties decreased $2.0 million, or 25.0 percent, due primarily to a decrease in lease termination fees.

Real estate taxes on the Same-Store Properties increased $3.9 million, or 9.3 percent, for 2007 as compared to 2006, due primarily to property tax rate increases in certain municipalities in 2007.  Utilities for the Same-Store Properties increased $4.1 million, or 14.9 percent, for 2007 as compared to 2006, due primarily to increased electric rates in 2007 as compared to 2006.  Operating services for the Same-Store Properties increased $5.7 million, or 12.4 percent due primarily to increased maintenance costs of $2.9 million, and an increase in salaries and related expenses of $1.2 million, for 2007.  Included in the $224,000 increase in operating services of the Acquired Property for 2007 as compared to 2006 is the effect of a decrease of $3.3 million in 2007 resulting from the contribution of the Gale facilities management business to an unconsolidated joint venture in late 2006.

Construction services revenue increased $32.8 million in 2007 as compared to 2006, due to the effect of the Operating Partnership’s acquisitions of The Gale Company and its related businesses (the “Gale/Green Transactions”) completed in May 2006.  Real estate services revenues decreased by $0.7 million, for 2007 as compared to 2006, due primarily to the contribution of the Gale facilities management business to an unconsolidated joint venture in late 2006.

Direct construction costs increased $31.0 million in 2007 as compared to 2006, due primarily to the effect of the Gale/Green Transactions.  General and administrative expense increased by $3.3 million, or 16.1 percent, for 2007 as compared to 2006 due primarily to the effect of the Gale/Green Transactions.

Depreciation and amortization increased by $9.3 million, or 12.3 percent, for 2007 over 2006.  Of this increase, $6.7 million, or 8.8 percent, is attributable to the Acquired Properties, and $2.6 million, or 3.5 percent, is attributable to the Same-Store Properties.

Interest expense decreased $1.8 million, or 2.9 percent, for 2007 as compared to 2006.  This decrease was due primarily to lower average debt balances in 2007 as compared to 2006.

Interest and other investment income increased $1.3 million, or 72.8 percent, for 2007 as compared to 2006.  This increase was due primarily to higher cash balances invested during the period as well as an overall increase in interest rates.

Equity in earnings of unconsolidated joint ventures decreased $3.3 million, or 555.6 percent, for 2007 as compared to 2006.  The decrease was due primarily to an increased loss of $2.1 million in the Mack-Green joint venture, and a loss of $1.4 million in the Route 93 Portfolio.

The Operating Partnership recognized a gain on sale of investment in marketable securities of $15.1 million in 2006.

Income from continuing operations before minority interest in Operating Partnership decreased to approximately $46.3 million in 2007 from $62.1 million in 2006.  The decrease of approximately $15.8 million is due to the factors discussed above.

Net income available to common unitholders increased by approximately $12.0 million, from $73.4 million in 2006 to $85.4 million in 2007.  This increase was the result of a realized gain on disposition of rental property of $38.9 million in 2007.  This was partially offset by a decrease in income from continuing operation of $15.8 million for 2007 as compared to 2006, a decrease in income from discontinued operations of $6.2 million for 2007 as compared to 2006, and realized a gain on disposition of rental property of $4.9 million in 2006.

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

Gale Earn-Out:

The agreement to acquire the Gale Company (“Gale Agreement”), which was completed as part of the Gale/Green transactions on May 9, 2006, contained earn-out provisions (“Earn-Out”) providing for the payment of contingent purchase consideration of up to $18 million in cash based upon the achievement of Gross Income and NOI (as such terms were defined in the Gale Agreement) targets and other events for the three years following the closing date.

On May 23, 2007, the Operating Partnership entered into an amendment (the “Amendment”) to the Gale Agreement.  The Amendment eliminated the Earn-Out and substituted an aggregate of $14 million in payments by the Operating Partnership consisting of the following:

(1)                                  $8 million, which was paid on May 31, 2007;

(2)                                  $3 million on May 9, 2008; and

(3)                                  $3 million on May 9, 2009.

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

Additionally, the Operating Partnership, through a joint venture with The PRC Group, is constructing a 92,878 square-foot office property, to be known as Red Bank Corporate Plaza, located in Red Bank, New Jersey, on land contributed by its joint venture partner.  The project is fully leased to Hovnanian Enterprise, Inc. for a 10-year term.  The total cost of the project, which is expected to be completed in the third quarter 2007, is estimated to be approximately $27 million, of which the Operating Partnership currently expects to fund approximately $3 million.  On October 20, 2006, the venture entered into a $22.0 million construction loan with a commercial bank.  The loan (with a balance as of June 30, 2007, of $16.7 million) carries an interest rate of LIBOR plus 130 basis points and matures in April 2008.  The loan currently has three one-year extension options subject to certain conditions, each of which require payment of a fee.

The Operating Partnership owns a 15 percent indirect interest in a joint venture which plans to develop approximately 1.2 million square foot mixed-use project in downtown Boston consisting of office and retail space, condominium apartments, a hotel and garage.  The development project, which is subject to government approval, is currently projected to cost approximately $630 million, of which the Operating Partnership is currently projected to invest a total of approximately $20.3 million (of which the Operating Partnership has invested $15.2 million through July 27, 2007).

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

Property Lock-Ups:

The Operating Partnership may not dispose of or distribute certain of its properties, currently comprising 50 properties with an aggregate net book value of approximately $1.3 billion, which were originally contributed by members of either the Mack Group (which includes William L. Mack, Chairman of the Corporation’s Board of Directors; David S. Mack, a director of the Corporation; Earle I. Mack, a former director of the Corporation; and Mitchell E. Hersh, president, chief executive officer and a director of the Corporation), the Robert Martin Group (which includes Martin S. Berger, a director of the Corporation; Robert F. Weinberg, a former director of the Corporation; and Timothy M. Jones, former president of the Corporation), the Cali Group (which includes John R. Cali, a director of the Corporation and John J. Cali, a former director of the Corporation) or certain other common unitholders, without the express written consent of a representative of the Mack Group, the Robert Martin Group, the Cali Group or the specific certain other common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate Mack Group, Robert Martin Group, Cali Group members or the specific certain other common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Operating Partnership sells all of its properties or in connection with a sale transaction which the Corporation’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Corporation or the Operating Partnership or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Operating Partnership generally is required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate Mack Group, Robert Martin Group, Cali Group members or the specific certain other common unitholders.  88 of the Corporation’s properties, with an aggregate net book value of approximately $842.6 million, have lapsed restrictions and are subject to these conditions.

Unencumbered Properties:

As of June 30, 2007, the Operating Partnership had 240 unencumbered properties, totaling 25.7 million square feet, representing 87.7 percent of the Operating Partnership’s total portfolio on a square footage basis.

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

Cash Flows

Cash and cash equivalents decreased by $82.3 million to $18.9 million at June 30, 2007, compared to $101.2 million at December 31, 2006.  The decrease is comprised of the following net cash flow items:

(1)                                  $123.3 million provided by operating activities.

(2)                                  $303.5 million used in investing activities, consisting primarily of the following:

(a)                                     $327.9 million used for additions to rental property and related intangibles; plus

(b)                                    $20.1 million used in investing in unconsolidated joint ventures; minus

(c)                                     $45.8 million received from proceeds from the sales of rental property.

(3)                                  $97.9 million provided by financing activities, consisting primarily of the following:

(a)                                  $251.7 million in proceeds from the offering of Common Stock; plus

(b)                                 $269 million from borrowings under the Operating Partnership’s unsecured credit facility; minus

(c)                                  $299 million used for the repayment of borrowings under the Operating Partnership’s unsecured credit facility; minus

(d)                                 $21.8 million used for the repayment of mortgages, loans payable and other obligations; minus

(e)                                  $104.2 million used for the payment of dividends and distributions.

Debt Financing
Summary of Debt:

The following is a breakdown of the Operating Partnership’s debt financing as of June 30, 2007:

	Balance ($000’s)	% of Total	Weighted Average Interest Rate (a)	Weighted Average Maturity in Years
Fixed Rate Unsecured Debt	$1,665,629	79.94%	6.29%	4.80
Fixed Rate Secured Debt and Other Obligations	302,919	14.54%	5.36%	4.52
Variable Rate Unsecured Debt	115,000	5.52%	5.87%	3.98

Totals/Weighted Average:	$2,083,548	100.00%	6.13%	4.71

Debt Maturities:

Scheduled principal payments and related weighted average annual interest rates for the Operating Partnership’s debt as of June 30, 2007 are as follows:

Period	Scheduled Amortization ($000’s)	Principal Maturities ($000’s)	Total ($000’s)	Weighted Average Interest Rate of Future Repayments (a)
2007	$11,582	$—	$11,582	5.01%
2008	18,098	12,563	30,661	5.25%
2009	11,258	300,000	311,258	7.40%
2010	2,793	334,500	337,293	5.26%
2011	3,143	415,000	418,143	7.35%
Thereafter	9,449	970,766	980,215	5.57%
Sub-total	56,323	2,032,829	2,089,152	6.13%
Adjustment for unamortized debt discount/premium, net, as of June 30, 2007	(5,604)	—	(5,604)

Totals/Weighted Average	$50,719	$2,032,829	$2,083,548	6.13%

Senior Unsecured Notes:

The terms of the Operating Partnership’s senior unsecured notes (which totaled approximately $1.6 billion as of June 30, 2007) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

Unsecured Revolving Credit Facility:

The Operating Partnership has an unsecured revolving credit facility with a borrowing capacity of $600 million, (expandable to $800 million).  On June 22, 2007, the Operating Partnership extended and modified the unsecured facility with a group of 23 Lenders.  The facility was extended for an additional two years and now matures in June 2011, with an extension option of one year, which would require a payment of 15 basis points of the then borrowing capacity of the facility upon exercise.  In addition, the interest rate on outstanding borrowings (not electing the Operating Partnership’s competitive bid feature) was reduced by 10 basis points to LIBOR plus 55 basis points at the BBB/Baa2 pricing level.  As of July 27, 2007, the Operating Partnership had $160 million of outstanding borrowings under its unsecured revolving credit facility.

The facility has a competitive bid feature, which allows the Operating Partnership to solicit bids from lenders under the facility to borrow up to $300 million at interest rates less than the current LIBOR plus 55 basis point spread.  The Operating Partnership may also elect an interest rate representing the higher of the lender’s prime rate or the Federal Funds rate plus 50 basis points.  The unsecured facility also requires a 15 basis point facility fee on the current borrowing capacity payable quarterly in arrears.

The interest rate and the facility fee are subject to adjustment, on a sliding scale, based upon the operating partnership’s unsecured debt ratings.  In the event of a change in the Operating Partnership’s unsecured debt rating, the interest and facility fee rates will be adjusted in accordance with the following table:

Operating Partnership’s Unsecured Debt Ratings: S&P Moody’s/Fitch (a)	Interest Rate – Applicable Basis Points Above LIBOR	Facility Fee Basis Points
No ratings or less than BBB-/Baa3/BBB-	100.0	25.0
BBB-/Baa3/BBB-	75.0	20.0
BBB/Baa2/BBB (current)	55.0	15.0
BBB+/Baa1/BBB+	42.5	15.0
A-/A3/A- or higher	37.5	12.5

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

The terms of the unsecured facility include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties (to the extent that: (i) such property dispositions cause the Operating Partnership to default on any of the financial ratios of the facility described below, or (ii) the property dispositions are completed while the Operating Partnership is under an event of default under the facility, unless, under certain circumstances, such disposition is being carried out to cure such default), and which require compliance with financial ratios relating to the maximum leverage ratio, the maximum amount of secured indebtedness, the minimum amount of tangible net worth, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property interest coverage and certain investment limitations.  The dividend restriction referred to above provides that, if an event of default has occurred and is continuing, the Corporation will not make any excess distributions with respect to common stock or other common equity interests except to enable the Corporation to continue to qualify as a REIT under the Code.

The lending group for the credit facility consists of: JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”); Bank of America, N.A., as syndication agent; Scotiabanc, Inc., Wachovia Bank, National Association, and Wells Fargo Bank, National Association, as documentation agents; SunTrust Bank, as senior managing agent; US Bank National Association, Citicorp North America, Inc. and PNC Bank, National Association, as managing agents; and Bank of China, New York Branch, The Bank of New York; Chevy Chase Bank, F.S.B., The Royal Bank of Scotland PLC, Mizuho Corporate Bank, Ltd., The Bank of Tokyo-Mitsubishi UFJ, Ltd. (Successor by merger to UFJ Bank Limited), North Fork Bank, Bank Hapoalim B.M., Comerica Bank, Chang Hwa Commercial Bank, Ltd., New York Branch, First Commercial Bank, New York Agency, Mega International Commercial Bank Co. Ltd., New York Branch, Deutsche Bank Trust Company Americas and Hua Nan Commercial Bank, New York Agency, as participants.

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

Debt Strategy:

The Operating Partnership does not intend to reserve funds to retire the Operating Partnership’s senior unsecured notes or its mortgages, loans payable and other obligations upon maturity.  Instead, the Operating Partnership will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates.  If it cannot raise sufficient proceeds to retire the maturing debt, the Operating Partnership may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility.  As of July 27, 2007, the Operating Partnership had $160.0 million in outstanding borrowings under its $600 million unsecured revolving credit facility.  The Operating Partnership is reviewing various refinancing options, including the purchase of its senior unsecured notes in privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt, preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during 2007.  The Operating Partnership anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Operating Partnership’s capital and liquidity needs both in the short and long-term.  However, if these sources of funds are insufficient or unavailable, the Operating Partnership’s ability to make the expected distributions discussed below may be adversely affected.

Equity Financing and Registration Statements

Equity Activity:

The following table presents the changes in the Corporation’s issued and outstanding shares of Common Stock and the Operating Partnership’s common units for the six months ended June 30, 2007:

	Common	Common
	Stock	Units	Total
Outstanding at January 1, 2007	62,925,191	15,342,283	78,267,474
Common Stock offering	4,650,000	—	4,650,000
Stock options exercised	126,160	—	126,160
Common units redeemed for Common Stock	206,602	(206,602)	—
Common units issued	—	114,911	114,911
Shares issued under Dividend Reinvestment and Stock Purchase Plan	2,988	—	2,988
Restricted shares issued	13,000	—	13,000

Outstanding at June 30, 2007	67,923,941	15,250,592	83,174,533

Share Repurchase Program:

The Corporation has authorization to repurchase up to $45.5 million of its outstanding common stock, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

Shelf Registration Statements:

The Corporation has an effective shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (“SEC”) for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the Corporation, under which $260.1 million of securities have been sold through July 27, 2007 and $1.7 billion remains available for future issuances.

The Corporation and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the Corporation and debt securities of the Operating Partnership, under which $600 million of securities have been sold through July 27, 2007 and $1.9 billion remains available for future issuances.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt:

The debt of the Operating Partnership’s unconsolidated joint ventures aggregating $591.7 million at June 30, 2007, is non-recourse to the Operating Partnership except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations.  The Operating Partnership has also posted a $7.3 million letter of credit in support of the Harborside South Pier joint venture, $3.6 million of which is indemnified by Hyatt.

The Operating Partnership’s off-balance sheet arrangements are further discussed in Note 4: Investments in Unconsolidated Joint Ventures to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Operating Partnership’s debt (principal and interest), PILOT agreements, ground lease and other agreements as of June 30, 2007:

	Payments Due by Period
		Less than 1	1 – 3	4 – 5	6 – 10	After 10
(dollars in thousands)	Total	Year	Years	Years	Years	Years
Senior unsecured notes	$2,146,928	$100,494	$629,239	$532,326	$884,869	—
Revolving credit facility	257,003	6,751	128,501	121,751	—	—
Mortgages, loans payable and other obligations	409,144	35,731	231,412	18,759	93,874	$29,368
Payments in lieu of taxes (PILOT)	68,006	4,194	12,730	8,642	23,532	18,908
Operating lease payments	270	218	52	—	—	—
Ground lease payments	37,697	497	1,496	1,002	2,472	32,230
Gale settlement payments	6,000	3,000	3,000	—	—	—
Total	$2,925,048	$150,885	$1,006,430	$682,480	$1,004,747	$80,506

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

Approximately $2.0 billion of the Operating Partnership’s long-term debt and other obligations bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates.  The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.  The interest rate on the variable rate debt as of June 30, 2007, was LIBOR plus 55 basis points.

(dollars in thousands)
June 30, 2007	Maturity Date
Debt,	07/1/07 –
including current portion	12/31/07	2008	2009	2010	2011	Thereafter	Total	Fair Value

Fixed Rate	$10,270	$29,504	$310,404	$336,398	$302,329	$979,643	$1,968,548	$1,962,839
Average Interest Rate	5.01%	5.25%	7.40%	5.26%	7.91%	5.57%	6.15%

Variable Rate					$115,000		$115,000	$115,000

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

Item 1A.              Risk Factors

 Not Applicable.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                             COMMON STOCK

During the three months ended June 30, 2007, the Corporation issued 65,080 shares of common stock to holders of common units in the Operating Partnership upon the redemption of such common units in private offerings pursuant to Section 4(2) of the Securities Act.  The holders of the common units were limited partners of the Operating Partnership and accredited investors under Rule 501 of the Securities Act.  The common units were converted into an equal number of shares of common stock.  The Corporation has registered the resale of such shares under the Securities Act.

COMMON UNITS

In addition, on May 25, 2007, the Operating Partnership issued 114,911 common units in the Operating Partnership to accredited investors under Rule 501 of the Securities Act as partial consideration for the acquisition of the ownership interests in 43 acres of land sites within its Capital Office Park complex in Greenbelt, Maryland.

(b)                                            Not Applicable.

(c)                                             None.

Item 3.                      Defaults Upon Senior Securities

Not Applicable.

Item 4.                      Submission of Matters to a Vote of Security Holders

(a)                                             On May 23, 2007, the Corporation held its Annual Meeting of Stockholders (the “Annual Meeting”) to elect four members of the Board of Directors of the Corporation, among other things.

(b)                                            At the Annual Meeting, the Corporation’s stockholders elected the following four Class I directors to serve until the Corporation’s annual meeting of stockholders to be held in 2010; Alan S. Bernikow (Number of shares for: 63,624,592, Number of shares withheld: 516,745, Number of shares abstained: 0), Kenneth M. Duberstein (Number of shares for: 63,452,545, Number of shares withheld: 688,792, Number of shares abstained: 0), Vincent Tese (Number of shares for: 62,071,356, Number of shares withheld: 2,069,981, Number of shares abstained: 0), and Roy J. Zuckerberg (Number of shares for: 35,006,701, Number of shares withheld: 29,134,636, Number of shares abstained: 0).

The following directors’ terms of office as directors of the Corporation continued following the Annual Meeting: John R. Cali, Mitchell E. Hersh, Nathan Gantcher, David S. Mack, William L. Mack, Alan G. Philibosian, Irvin D. Reid and Robert F. Weinberg.  Immediately following the Annual Meeting, Robert F. Weinberg resigned from the Board of Directors and became a member of its Advisory Board. Upon Mr. Weinberg’s resignation, the Board of Directors appointed Martin S. Berger to fill the vacancy of Mr. Weinberg’s unexpired term as a Class II director, which term shall expire on the earlier to occur of the 2009 annual meeting of stockholders or Mr. Berger’s resignation or removal.

(c)                                             At the Annual Meeting, the Corporation’s stockholders also voted upon and approved the ratification of the appointment of PricewaterhouseCoopers LLP as the Corporation’s independent registered public accounting firm for the ensuing year (Number of shares for: 64,055,501, Number of shares against: 41,427, Number of shares abstained: 44,409, Number of broker non-votes: 0.)

(d)                                            None.

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

Mack-Cali Realty, L.P.
(Registrant)
	By:	Mack-Cali Realty Corporation
its General Partner

Date: August 1, 2007	By:	/s/ Mitchell E. Hersh
Mitchell E. Hersh
President and
Chief Executive Officer

Date: August 1, 2007	By:	/s/ Barry Lefkowitz
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

4.17

Deposit Agreement dated March 14, 2003 by and among Mack-Cali Realty Corporation, EquiServe Trust Operating Partnership, N.A., and the holders from time to time of the Depositary Receipts described therein (filed as Exhibit 4.1 to the Corporation’s Form 8-K dated March 14, 2003 and incorporated herein by reference).

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

10.75

Extension and Third Modification Agreement dated as of June 22, 2007 by and among Mack-Cali Realty, L.P., JPMorgan Chase Bank, N.A., as administrative agent, and the several Lenders party thereto. (filed as Exhibit 10.1 to the Operating Partnership’s Form 8-K dated June 22, 2007 and incorporated herein by reference).

10.76

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

10.77

Contribution and Exchange Agreement among The MK Contributors, The MK Entities, The Patriot Contributors, The Patriot Entities, Patriot American Management and Leasing Corp., Cali Realty, L.P. and Cali Realty Corporation, dated September 18, 1997 (filed as Exhibit 10.98 to the Corporation’s Form 8-K dated September 19, 1997 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.78

First Amendment to Contribution and Exchange Agreement, dated as of December 11, 1997, by and among the Company and the Mack Group (filed as Exhibit 10.99 to the Corporation’s Form 8-K dated December 11, 1997 and incorporated herein by reference).

10.79

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

10.81

2000 Employee Stock Option Plan (filed as Exhibit 10.1 to the Corporation’s Registration Statement on Form S-8, Registration No. 333-52478, and incorporated herein by reference), as amended by the First Amendment to the 2000 Employee Stock Option Plan (filed as Exhibit 10.17 to the Corporation’s Form 10-Q dated June 30, 2002 and incorporated herein by reference).

10.82

Amended and Restated 2000 Director Stock Option Plan (filed as Exhibit 10.2 to the Corporation’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, Registration No. 333-100244, and incorporated herein by reference).

10.83

Mack-Cali Realty Corporation 2004 Incentive Stock Plan (filed as Exhibit 10.1 to the Corporation’s Registration Statement on Form S-8, Registration No. 333-116437, and incorporated herein by reference).

10.84	Deferred Compensation Plan for Directors (filed as Exhibit 10.1 to the Corporation’s Registration Statement on Form S-8, Registration No. 333-80081, and incorporated herein by reference).

10.85

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

Exhibit Number	Exhibit Title

10.87

Second Amendment to Contribution and Exchange Agreement, dated as of June 27, 2000, between RMC Development Company, LLC f/k/a Robert Martin Company, LLC, Robert Martin Eastview North Company, L.P., the Company and the Operating Partnership (filed as Exhibit 10.44 to the Operating Partnership’s Form 10-K dated December 31, 2002 and incorporated herein by reference).

10.88

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

10.90

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

10.92

First Amendment to Limited Partnership Agreement of Meadowlands Mills/Mack-Cali Limited Partnership by and between Meadowlands Mills Limited Partnership, Mack-Cali Meadowlands Entertainment L.L.C. and Mack-Cali Meadowlands Special L.L.C. dated as of June 30, 2005 (filed as Exhibit 10.66 to the Operating Partnership’s Form 10-Q dated June 30, 2005 and incorporated herein by reference).

10.93

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

10.95

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

10.96

Membership Interest Purchase and Contribution Agreement by and among Mr. Stanley C. Gale, SCG Holding Corp., Mack-Cali Realty Acquisition Corp. and Mack-Cali Realty, L.P. dated as of March 7, 2006 (filed as Exhibit 10.1 to the Operating Partnership’s Form 8-K dated March 7, 2006 and incorporated herein by reference).

10.97

Amendment No. 1 to Membership Interest Purchase and Contribution Agreement dated as of March 31, 2006 (filed as Exhibit 10.1 to the Operating Partnership’s Form 8-K dated March 28, 2006 and incorporated herein by reference).

10.98

Amendment No. 2 to Membership Interest Purchase and Contribution Agreement dated as of May 9, 2006 (filed as Exhibit 10.1 to the Operating Partnership’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.99

Amendment No. 8 to Membership Interest Purchase and Contribution Agreement by and among Mr. Stanley C. Gale, SCG Holding Corp., Mack-Cali Realty Acquisition Corp. and Mack-Cali Realty, L.P. dated as of May 23, 2007 (filed as Exhibit 10.1 to the Operating Partnership’s Form 8-K dated May 23, 2007.

10.100

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

10.101

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

10.103

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

10.107

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

10.112

Promissory Note of 51 CHUBB SPE LLC, as Borrower, in favor of Wachovia Bank, National Association, as Lender, in the principal amount of $4,500,000 dated May 9, 2006 (filed as Exhibit 10.14 to the Operating Partnership’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.113

Form of Amended and Restated Limited Liability Company Agreement of Mack-Green-Gale LLC dated                 , 2006 (filed as Exhibit 10.3 to the Operating Partnership’s Form 8-K dated March 7, 2006 and incorporated herein by reference).

10.114	Form of Limited Liability Company Operating Agreement (filed as Exhibit 10.3 to the Operating Partnership’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.115

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

10.118

Agreement of Sale and Purchase dated September 25, 2006 by and between Phelan Realty Associates L.P., 795 Folsom Realty Associates L.P. and Westcore Properties AC, LLC (filed as Exhibit 10.94 to the Operating Partnership’s Form 10-Q dated September 30, 2006 and incorporated herein by reference).

10.119

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

10.120	Operating Agreement of NKFGMS Owners, LLC (filed as Exhibit 10.118 to the Operating Partnership’s Form 10-K dated December 31, 2006 and incorporated herein by reference).

10.121

Loans, Sale and Services Agreement dated December 28, 2006 by and between Newmark & Company Real Estate, Inc. d/b/a Newmark Knight Frank, Mack-Cali Realty, L.P., and Newmark Knight Frank Global Management Services, LLC (filed as Exhibit 10.119 to the Operating Partnership’s Form 10-K dated December 31, 2006 and incorporated herein by reference).

10.122

Term Loan Agreement among Mack-Cali Realty, L.P. and JPMorgan Chase Bank, N.A. as Administrative Agent, J.P. Morgan Securities Inc. as Arranger, and other lender which may become parties to this Agreement dated November 29, 2006 (filed as Exhibit 10.120 to the Operating Partnership’s Form 10-K dated December 31, 2006 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.123

Agreement of Purchase and Sale among SLG Broad Street A LLC and SLG Broad Street C LLC, as Sellers, and M-C Broad 125 A L.L.C. and M-C Broad 125 C L.L.C., as Purchasers, dated as of March 15, 2007 (filed as Exhibit 10.121 to the Operating Partnership’s Form 10-Q dated March 31, 2007 and incorporated herein by reference).

10.124

Agreement of Purchase and Sale among 500 West Putnam L.L.C., as Seller, and SLG 500 West Putnam LLC, as Purchaser, dated as of March 15, 2007 (filed as Exhibit 10.122 to the Operating Partnership’s Form 10-Q dated March 31, 2007 and incorporated herein by reference).

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