Form 10-K
period 2007-12-31
MACK CALI REALTY L P
filed 2008-02-14
CIK 1067063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X    No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large accelerated filer X                                                    Accelerated filer ___                              Non-accelerated filer ___                                           Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ___ No X

LOCATION OF EXHIBIT INDEX:  The index of exhibits is contained herein on page number 120.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of Mack-Cali Realty Corporation’s definitive proxy statement for fiscal year ended December 31, 2007 to be issued in conjunction with Mack-Cali Realty Corporation’s annual meeting of shareholders expected to be held on May 21, 2008 are incorporated by reference in Part III of this Form 10-K.  The definitive proxy statement will be filed by Mack-Cali Realty Corporation with the SEC not later than 120 days from the end of Mack-Cali Realty Corporation’s fiscal year ended December 31, 2007.

FORM 10-K

PART I

ITEM 1.        BUSINESS

GENERAL
Mack-Cali Realty, L.P., a Delaware limited partnership (together with its subsidiaries, the “Operating Partnership”), is a majority-owned subsidiary of Mack-Cali Realty Corporation, a Maryland corporation (the “Corporation”). The Operating Partnership owns and operates a real estate portfolio comprised predominantly of Class A office and office/flex properties located primarily in the Northeast.  The Operating Partnership performs substantially all commercial real estate leasing, management, acquisition, development and construction services on an in-house basis.  The Operating Partnership was organized on May 24, 1994.  The Operating Partnership’s executive offices are located at 343 Thornall Street, Edison, New Jersey 08837-2206, and its telephone number is (732) 590-1000.  The Corporation has an internet website at www.mack-cali.com.

As of December 31, 2007, the Operating Partnership owned or had interests in 294 properties, aggregating approximately 33.7 million square feet, plus developable land (collectively, the “Properties”), which are leased to approximately 2,200 tenants.  The Properties are comprised of: (a) 255 wholly-owned or Operating Partnership-controlled properties consisting of 150 office buildings and 95 office/flex buildings aggregating approximately 28.8 million square feet, six industrial/warehouse buildings totaling approximately 387,400 square feet, two stand-alone retail properties totaling approximately  17,300 square feet, and two land leases (collectively, the “Consolidated Properties”); and (b) 38 buildings, which are primarily office properties, aggregating approximately 4.5 million square feet, and a 350-room hotel, which are owned by unconsolidated joint ventures in which the Operating Partnership has investment interests.  Unless otherwise indicated, all references to square feet represent net rentable area.  As of December 31, 2007, the office, office/flex, industrial/warehouse and stand-alone retail properties included in the Consolidated Properties were 92.7 percent leased.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future (including, at December 31, 2007, a lease with a commencement date substantially in the future consisting of 8,590 square feet scheduled to commence in 2009), and leases that expire at the period end date.  Leases that expire as of December 31, 2007 aggregate 146,261 square feet, or 0.5 percent of the net rentable square footage.  The Properties are located in six states, primarily in the Northeast, and the District of Columbia.  See Item 2: Properties.

The Operating Partnership’s strategy has been to focus its operations, acquisition and development of office properties in high-barrier-to-entry markets and sub-markets where it believes it is, or can become, a significant and preferred owner and operator.  The Operating Partnership plans to continue this strategy by expanding through acquisitions and/or development in Northeast markets where it has, or can achieve, similar status.  The Operating Partnership believes that its Properties have excellent locations and access and are well-maintained and professionally managed.  As a result, the Operating Partnership believes that its Properties attract high quality tenants and achieve among the highest rental, occupancy and tenant retention rates within their markets.  The Operating Partnership also believes that its extensive market knowledge provides it with a significant competitive advantage, which is further enhanced by its strong reputation for, and emphasis on, delivering highly responsive, professional management services.  See “Business Strategies.”

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

Financial
The Operating Partnership currently intends to maintain a ratio of debt-to-undepreciated assets (total debt of the Operating Partnership as a percentage of total undepreciated assets) of 50 percent or less.  As of December 31, 2007 and 2006, the Operating Partnership’s total debt constituted approximately 40.2 and 41.4 percent of total undepreciated assets of the Operating Partnership, respectively.  The Operating Partnership has three investment grade credit ratings.  Standard & Poor’s Rating Services (“S&P”) and Fitch, Inc. (“Fitch”) have each assigned their BBB rating to existing and prospective senior unsecured debt of the Operating Partnership.  S&P and Fitch have also assigned their BBB- rating to existing and prospective preferred stock offerings of the Corporation.  Moody’s Investors Service (“Moody’s”) has assigned its Baa2 rating to existing and prospective senior unsecured debt of the Operating Partnership and its Baa3 rating to existing and prospective preferred stock offerings of the Corporation.  Although there is no limit in the Operating Partnership’s organizational documents on the amount of indebtedness that the Operating Partnership may incur or a requirement for the maintenance of investment grade credit ratings, the Operating Partnership has entered into certain financial agreements which contain covenants that limit the Operating Partnership’s ability to incur indebtedness under certain circumstances.  The Operating Partnership intends to conduct its operations so as to best be able to maintain its investment grade rated status.  The Operating Partnership intends to utilize the most appropriate sources of capital for future acquisitions, development, capital improvements and other investments, which may include funds from operating activities, proceeds from property and land sales, short-term and long-term borrowings (including draws on the Operating Partnership’s revolving credit facility), and the issuance of additional debt or equity securities.

EMPLOYEES

As of December 31, 2007, the Operating Partnership had no employees. The Corporation had approximately 485 full-time employees.

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

There can be no assurance that (i) future laws, ordinances or regulations will not impose any material environmental liability, (ii) the current environmental condition of the Properties will not be affected by tenants, by the condition of land or operations in the vicinity of the Properties (such as the presence of underground storage tanks), or by third parties unrelated to the Operating Partnership, or (iii) the Operating Partnership’s assessments reveal all environmental liabilities and that there are no material environmental liabilities of which the Operating Partnership is aware.  If compliance with the various laws and regulations, now existing or hereafter adopted, exceeds the Operating Partnership’s budgets for such items, the Operating Partnership’s ability to make expected distributions to stockholders could be adversely affected.

There are no other laws or regulations which have a material effect on the Operating Partnership’s operations, other than typical federal, state and local laws affecting the development and operation of real property, such as zoning laws.

INDUSTRY SEGMENTS

The Operating Partnership operates in two industry segments:  (i) real estate; and (ii) construction services.  As of December 31, 2007, the Operating Partnership does not have any foreign operations and its business is not seasonal.  In May 2006, in conjunction with the Operating Partnership’s acquisition of the Gale Company and related businesses, the Operating Partnership acquired a business specializing solely in construction and related services whose operations comprise the Operating Partnership’s construction services segment.  Please see our financial statements attached hereto and incorporated by reference herein for financial information relating to our industry segments.

RECENT DEVELOPMENTS

The Operating Partnership’s core markets continue to be weak.  The percentage leased in the Operating Partnership’s consolidated portfolio of stabilized operating properties was 92.7 percent at December 31, 2007 as compared to 92.0 percent at December 31, 2006 and 91.0 percent at December 31, 2005.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future (including, at December 31, 2007, a lease with a commencement date substantially in the future consisting of 8,590 square feet scheduled to commence in 2009), and leases that expire at the period end date.  Leases that expired as of December 31, 2007, 2006 and 2005 aggregate 146,261, 103,477 and 311,623 square feet, respectively, or 0.5, 0.4 and 1.1 percentage of the net rentable square footage, respectively.  Rental rates on the Operating Partnership’s space that was re-leased (based on first rents payable) during the year  ended December 31, 2007 decreased an average of 0.2 percent compared to rates that were in effect under the prior leases, as compared to a 0.2 percent decrease in 2006 and an 8.2 percent decrease in 2005.  The Operating Partnership believes that vacancy rates may continue to increase in some of its markets in 2008.  As a result, the Operating Partnership’s future earnings and cash flow may continue to be negatively impacted by current market conditions.

Property Acquisitions
The Operating Partnership acquired the following office properties during the year ended December 31, 2007:  (dollars in thousands)

Acquisition			# of	Rentable	Acquisition
Date	Property/Address	Location	Bldgs.	Square Feet	Cost
05/08/07	AAA Properties (a) (c)	Hamilton Township, New Jersey	2	69,232	$ 9,048
06/11/07	125 Broad Street (b) (c)	New York, New York	1	524,476	274,091

Total Property Acquisitions:			3	593,708	$283,139

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

Properties Commencing Initial Operations
The following office property commenced initial operations during the year ended December 31, 2007 (dollars in thousands):

					Investment by
			# of	Rentable	Operating
Date	Property/Address	Location	Bldgs.	Square Feet	Partnership (a)
05/08/07	700 Horizon Drive	Hamilton Township, New Jersey	1	120,000	$16,751

Total Properties Commencing Initial Operations:			1	120,000	$16,751

(a) Development costs were funded primarily through borrowing on the Operating Partnership’s revolving credit facility. Amounts are as of December 31, 2007.

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

Sales
The Operating Partnership sold the following office properties during the year ended December 31, 2007:  (dollars in thousands)

				Rentable	Net	Net
Sale			# of	Square	Sales	Book	Realized
Date	Property/Address	Location	Bldgs.	Feet	Proceeds	Value	Gain
05/10/07	1000 Bridgeport Avenue	Shelton, Connecticut	1	133,000	$16,411	$13,782	$ 2,629
06/11/07	500 W. Putnam Avenue	Greenwich, Connecticut	1	121,250	54,344	18,113	36,231
07/13/07	100 & 200 Decadon Drive	Egg Harbor, New Jersey	2	80,344	11,448	5,894	5,554

Total Office Property Sales:			4	334,594	$82,203	$37,789	$44,414

FINANCING ACTIVITY

On February 7, 2007, the Corporation completed an underwritten offer and sale of 4,650,000 shares of its common stock and used the net proceeds, which totaled approximately $252 million (after offering costs), primarily to pay down outstanding borrowings under the Operating Partnership’s revolving credit facility and for general corporate purposes.

On September 12, 2007, the Board of Directors authorized an increase to the Corporation’s repurchase program under which the Corporation was permitted to purchase up to $150 million of the Corporation’s outstanding common stock (“Repurchase Program”).  During the year ended December 31, 2007 and through February 8, 2008, the Corporation purchased and retired 2,893,630 shares of its outstanding common stock for an aggregate cost of approximately $104 million.  Concurrent with these purchases, the Corporation sold to the Operating Partnership 2,893,630 common units for approximately $104 million.  The Corporation has a remaining authorization to repurchase up to approximately $46 million of its outstanding common stock, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

AVAILABLE INFORMATION

The Corporation’s internet website is www.mack-cali.com.  The Operating Partnership makes available free of charge on or through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after it electronically files or furnishes such materials to the Securities and Exchange Commission.  In addition, the Corporation’s internet website includes other items related to corporate governance matters, including, among other things, the Corporation’s corporate governance guidelines, charters of various committees of the Board of Directors of the Corporation, and the Corporation’s code of business conduct and ethics applicable to all employees, officers and directors.  The Corporation intends to disclose on its internet website any amendments to or waivers from its code of business conduct and ethics as well as any amendments to its corporate governance principles or the charters of various committees of the Board of Directors.  Copies of these documents may be obtained, free of charge, from our internet website.  Any shareholder also may obtain copies of these documents, free of charge, by sending a request in writing to: Mack-Cali Investor Relations Department, 343 Thornall Street, Edison, NJ  08837-2206.

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
General: Our business and our ability to make distributions or payments to our investors depend on the ability of our properties to generate funds in excess of operating expenses (including scheduled principal payments on debt and capital expenditures).  Events or conditions that are beyond our control may adversely affect our operations and the value of our properties.  Such events or conditions could include:

•	changes in the general economic climate;
•	changes in local conditions, such as an oversupply of office space, a reduction in demand for office space, or reductions in office market rental rates;
•	decreased attractiveness of our properties to tenants;
•	competition from other office and office/flex properties;
•	our inability to provide adequate maintenance;
•	increased operating costs, including insurance premiums, utilities and real estate taxes, due to inflation and other factors which may not necessarily be offset by increased rents;
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

We may suffer adverse consequences if our revenues decline since our operating costs do not necessarily decline in proportion to our revenue:  We earn a significant portion of our income from renting our properties. Our operating costs, however, do not necessarily fluctuate in relation to changes in our rental revenue. This means that our costs will not necessarily decline even if our revenues do.  Our operating costs could also increase while our revenues do not. If our operating costs increase but our rental revenues do not, we may be forced to borrow to cover our costs, we may incur losses and we may not have cash available for distributions to our stockholders.

Financially distressed tenants may be unable to pay rent: If a tenant defaults, we may experience delays and incur substantial costs in enforcing our rights as landlord and protecting our investments.  If a tenant files for bankruptcy, a potential court judgment rejecting and terminating such tenant’s lease could adversely affect our ability to make distributions or payments to our investors.

Renewing leases or re-letting space could be costly: If a tenant does not renew its lease upon expiration or terminates its lease early, we may not be able to re-lease the space.  If a tenant does renew its lease or we re-lease the space, the terms of the renewal or new lease, including the cost of required renovations or concessions to the tenant, may be less favorable than the current lease terms, which could adversely affect our ability to make distributions or payments to our investors.

Our insurance coverage on our properties may be inadequate: We currently carry comprehensive insurance on all of our properties, including insurance for liability, fire and flood.  We cannot guarantee that the limits of our current policies will be sufficient in the event of a catastrophe to our properties.  We cannot guarantee that we will be able to renew or duplicate our current insurance coverage in adequate amounts or at reasonable prices.  In addition, while our current insurance policies insure us against loss from terrorist acts and toxic mold, in the future, insurance companies may no longer offer coverage against these types of losses, or, if offered, these types of insurance may be prohibitively expensive. If any or all of the foregoing should occur, we may not have insurance coverage against certain types of losses and/or there may be decreases in the limits of insurance available.  Should an uninsured loss or a loss in excess of our insured limits occur, we could lose all or a portion of the capital we have invested in a property or properties, as well as the anticipated future revenue from the property or properties.  Nevertheless, we might remain obligated for any mortgage debt or other financial obligations related to the property or properties.  We cannot guarantee that material losses in excess of insurance proceeds will not occur in the future.  If any of our properties were to experience a catastrophic loss, it could seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property.  Such events could adversely affect our ability to make distributions or payments to our investors.

Illiquidity of real estate limits our ability to act quickly: Real estate investments are relatively illiquid.  Such illiquidity may limit our ability to react quickly in response to changes in economic and other conditions.  If we want to sell an investment, we might not be able to dispose of that investment in the time period we desire, and the sales price of that investment might not recoup or exceed the amount of our investment.  The prohibition in the Internal Revenue Code of 1986, as amended (the “Code”), and related regulations on a real estate investment trust holding property for sale also may restrict our ability to sell property.  In addition, we acquired a significant number of our properties from individuals to whom we issued Units as part of the purchase price.  In connection with the acquisition of these properties, in order to preserve such individual’s income tax deferral, we contractually agreed not to sell or otherwise transfer the properties for a specified period of time, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate individuals for the income tax consequences of the recognition of such built-in-gains.  As of December 31, 2007, 13 of our properties, with an aggregate net book value of approximately $220.9 million, were subject to these restrictions, which expire periodically through 2016.  For those properties where such restrictions have lapsed, we are generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate individuals. 124 of our properties, with an aggregate net book value of approximately $1.9 billion, have lapsed restrictions and are subject to these conditions.  The above limitations on our ability to sell our investments could adversely affect our ability to make distributions or payments to our investors.

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

New acquisitions may fail to perform as expect:  We may require new office properties, assuming we are able to obtain capital on favorable terms.  Such newly acquired properties may not perform as expected.  Inaccurate assumptions regarding future rental or occupancy rates could result in overly optimistic estimates of future revenues.  In addition, future operating expenses or the costs necessary to bring an acquired property up to standards established for its intended market position may be underestimated.

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

As of December 31, 2007, we had total outstanding indebtedness of $2.2 billion comprised of $1.6 billion of senior unsecured notes, outstanding borrowings of $250 million under our $775 million revolving credit facility and approximately $329 million of mortgage loans payable and other obligations indebtedness.  We may have to refinance the principal due on our current or future indebtedness at maturity, and we may not be able to do so.

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

Rising interest rates may adversely affect our cash flow: As of December 31, 2007, outstanding borrowings of approximately $250 million under our revolving credit facility bear interest at variable rates.  We may incur additional indebtedness in the future that also bears interest at variable rates.  Variable rate debt creates higher debt service requirements if market interest rates increase.  Higher debt service requirements could adversely affect our ability to make distributions or payments to our investors and/or cause us to default under certain debt covenants.

Our degree of leverage could adversely affect our cash flow: We fund acquisition opportunities and development partially through short-term borrowings (including our revolving credit facility), as well as from proceeds from property sales and undistributed cash.  We expect to refinance projects purchased with short-term debt either with long-term indebtedness or equity financing depending upon the economic conditions at the time of refinancing.  The Corporation’s Board of Directors has a general policy of limiting the ratio of our indebtedness to total undepreciated assets (total debt as a percentage of total undepreciated assets) to 50 percent or less, although there is no limit in the Corporation’s or our organizational documents on the amount of indebtedness that we may incur.  However, we have entered into certain financial agreements which contain financial and operating covenants that limit our ability under certain circumstances to incur additional secured and unsecured indebtedness.  The Corporation’s Board of Directors could alter or eliminate its current policy on borrowing at any time at its discretion.  If this policy were changed, we could become more highly leveraged, resulting in an increase in debt service that could adversely affect our cash flow and our ability to make distributions or payments to our investors and/or could cause an increased risk of default on our obligations.

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
We are dependent upon the Corporation’s executive officers for strategic business direction and real estate experience.  While we believe that we could find replacements for these key personnel, loss of their services could adversely affect our operations.  The Corporation has entered into an employment agreement (including non-competition provisions) which provides for a continuous four-year employment term with each of Mitchell E. Hersh, Barry Lefkowitz and Roger W. Thomas, a continuous one-year employment term with Michael A. Grossman, and a three-year employment term with Mark Yeager which, as of May 9, 2009, shall convert to a continuous one-year employment term.  The Corporation does not have key man life insurance for its executive officers.

Certain provisions of Maryland law and the Corporation’s charter and bylaws as well as its stockholder rights plan could hinder, delay or prevent changes in control.
Certain provisions of Maryland law, the charter, bylaws, and the Corporation’s stockholder rights plan have the effect of discouraging, delaying or preventing transactions that involve an actual or threatened change in control.  These provisions include the following:

Classified Board of Directors: The Corporation’s Board of Directors is divided into three classes with staggered terms of office of three years each.  The classification and staggered terms of office of our directors make it more difficult for a third party to gain control of our board of directors.  At least two annual meetings of the Corporation’s stockholders, instead of one, generally would be required to affect a change in a majority of the board of directors.

Removal of Directors: Under the Corporation’s charter, subject to the rights of one or more classes or series of preferred stock to elect one or more directors, a director may be removed only for cause and only by the affirmative vote of at least two-thirds of all votes entitled to be cast by the Corporation’s stockholders generally in the election of directors.  Neither the Maryland General Corporation Law nor the Corporation’s charter define the term “cause.”  As a result, removal for “cause” is subject to Maryland common law and to judicial interpretation and review in the context of the facts and circumstances of any particular situation.

Number of Directors, Board Vacancies, Terms of Office: The Corporation has, in its bylaws, elected to be subject to certain provisions of Maryland law which vest in the Board of Directors the exclusive right to determine the number of directors and the exclusive right, by the affirmative vote of a majority of the remaining directors, even if the remaining directors do not constitute a quorum, to fill vacancies on the board.  These provisions of Maryland law, which are applicable even if other provisions of Maryland law or the charter or bylaws provide to the contrary, also provide that any director elected to fill a vacancy shall hold office for the remainder of the full term of the class of directors in which the vacancy occurred, rather than the next annual meeting of stockholders as would otherwise be the case, and until his or her successor is elected and qualifies.

Stockholder Requested Special Meetings: The Corporation’s bylaws provide that its stockholders have the right to call a special meeting only upon the written request of the stockholders entitled to cast not less than a majority of all the votes entitled to be cast by the stockholders at such meeting.

Advance Notice Provisions for Stockholder Nominations and Proposals: The Corporation’s bylaws require advance written notice for stockholders to nominate persons for election as directors at, or to bring other business before, any meeting of stockholders.  This bylaw provision limits the ability of stockholders to make nominations of persons for election as directors or to introduce other proposals unless the Corporation is notified in a timely manner prior to the meeting.

Exclusive Authority of the Board to Amend the Bylaws: The Corporation’s bylaws provide that its board of directors has the exclusive power to adopt, alter or repeal any provision of the bylaws or to make new bylaws.  Thus, its stockholders may not effect any changes to our bylaws.

Preferred Stock: Under The Corporation’s charter, its Board of Directors has authority to issue preferred stock from time to time in one or more series and to establish the terms, preferences and rights of any such series of preferred stock, all without approval of its stockholders.

Duties of Directors with Respect to Unsolicited Takeovers: Maryland law provides protection for Maryland corporations against unsolicited takeovers by limiting, among other things, the duties of the directors in unsolicited takeover situations. The duties of directors of Maryland corporations do not require them to (a) accept, recommend or respond to any proposal by a person seeking to acquire control of the corporation, (b) authorize the corporation to redeem any rights under, or modify or render inapplicable, any stockholders rights plan, (c) make a determination under the Maryland Business Combination Act or the Maryland Control Share Acquisition Act, or (d) act or fail to act solely because of the effect of the act or failure to act may have on an acquisition or potential acquisition of control of the corporation or the amount or type of consideration that may be offered or paid to the stockholders in an acquisition.  Moreover, under Maryland law, the act of a director of a Maryland corporation relating to or affecting an acquisition or potential acquisition of control is not subject to any higher duty or greater scrutiny than is applied to any other act of a director. Maryland law also contains a statutory presumption that an act of a director of a Maryland corporation satisfies the applicable standards of conduct for directors under Maryland law.

Ownership Limit: In order to preserve the Corporation’s status as a real estate investment trust under the Code, its charter generally prohibits any single stockholder, or any group of affiliated stockholders, from beneficially owning more than 9.8 percent of its outstanding capital stock unless its Board of Directors waives or modifies this ownership limit.

Maryland Business Combination Act: The Maryland Business Combination Act provides that unless exempted, a Maryland corporation may not engage in business combinations, including mergers, dispositions of 10 percent or more of its assets, certain issuances of shares of stock and other specified transactions, with an “interested stockholder” or an affiliate of an interested stockholder, for five years after the most recent date on which the interested stockholder became an interested stockholder, and thereafter unless specified criteria are met.  An interested stockholder is generally a person owning or controlling, directly or indirectly, 10 percent or more of the voting power of the outstanding stock of the Maryland corporation.  The Corporation’s board of directors has exempted from this statute business combinations between it or the Operating Partnership and certain affiliated individuals and entities.  However, unless the Corporation’s board adopts other exemptions, the provisions of the Maryland Business Combination Act will be applicable to business combinations with other persons.

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

If voting rights of control shares acquired in a control share acquisition are not approved at a stockholder’s meeting, then subject to certain conditions and limitations, the issuer may redeem any or all of the control shares for fair value.  If voting rights of such control shares are approved at a stockholder’s meeting and the acquirer becomes entitled to vote a majority of the shares of stock entitled to vote, all other stockholders may exercise appraisal rights.  The Corporation’s bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any acquisitions of shares by certain affiliated individuals and entities, any directors, officers or employees of Mack-Cali Realty Corporation and any person approved by the board of directors prior to the acquisition by such person of control shares.  Any control shares acquired in a control share acquisition which are not exempt under the foregoing provisions of the bylaws will be subject to the Maryland Control Share Acquisition Act.

Stockholder Rights Plan: The Corporation has adopted a stockholder rights plan that may discourage any potential acquirer from acquiring more than 15 percent of our outstanding common stock since, upon this type of acquisition without approval of its board of directors, all other common stockholders will have the right to purchase a specified amount of common stock at a substantial discount from market price.

Consequences of the Corporation’s failure to qualify as a real estate investment trust could adversely affect our financial condition. Failure to maintain ownership limits could cause the Corporation to lose its qualification as a real estate investment trust: In order for the Corporation to maintain its qualification as a real estate investment trust, not more than 50 percent in value of its outstanding stock may be actually and/or constructively owned by five or fewer individuals (as defined in the Code to include certain entities).  The Corporation has limited the ownership of its outstanding shares of common stock by any single stockholder to 9.8 percent of the outstanding shares of its common stock.  The Corporation’s Board of Directors could waive this restriction if they were satisfied, based upon the advice of tax counsel or otherwise, that such action would be in its best interests and would not affect its qualification as a real estate investment trust.  Common stock acquired or transferred in breach of the limitation may be redeemed by us for the lesser of the price paid and the average closing price for the 10 trading days immediately preceding redemption or sold at the direction of us.  The Corporation may elect to redeem such shares of common stock for Units, which are nontransferable except in very limited circumstances.  Any transfer of shares of common stock which, as a result of such transfer, causes the Corporation to be in violation of any ownership limit, will be deemed void.  Although the Corporation currently intends to continue to operate in a manner which will enable it to continue to qualify as a real estate investment trust, it is possible that future economic, market, legal, tax or other considerations may cause its Board of Directors to revoke the election for us to qualify as a real estate investment trust.  Under the Corporation’s organizational documents, its Board of Directors can make such revocation without the consent of its stockholders.

In addition, the consent of the holders of at least 85 percent of our partnership units is required: (i) to merge (or permit the merger of) us with another unrelated person, pursuant to a transaction in which we are not the surviving entity; (ii) to dissolve, liquidate or wind up the Operating Partnership; or (iii) to convey or otherwise transfer all or substantially all of its assets.  As of February 8, 2008, the Corporation, as general partner, owns approximately 81.4 percent of our outstanding common partnership units.

Tax liabilities as a consequence of failure to qualify as a real estate investment trust: The Corporation has elected to be treated and has operated so as to qualify as a real estate investment trust for federal income tax purposes since its taxable year ended December 31, 1994.  Although the Corporation believes it will continue to operate in such manner, it cannot guarantee that it will do so.  Qualification as a real estate investment trust involves the satisfaction of various requirements (some on an annual and some on a quarterly basis) established under highly technical and complex tax provisions of the Internal Revenue Code.  Because few judicial or administrative interpretations of such provisions exist and qualification determinations are fact sensitive, the Corporation cannot assure you that it will qualify as a real estate investment trust for any taxable year.

If the Corporation fails to qualify as a real estate investment trust in any taxable year, it will be subject to the following:

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

A loss of the Corporation’s status as a real estate investment trust could have an adverse effect on us.  Failure to qualify as a real estate investment trust also would eliminate the requirement that the Corporation pay dividends to its stockholders.

Other tax liabilities: Even if the Corporation qualifies as a real estate investment trust, it is subject to certain federal, state and local taxes on its income and property and, in some circumstances, certain other state and local taxes.  In addition, our taxable REIT subsidiaries will be subject to federal, state and local income tax for income received in connection with certain non-customary services performed for tenants and/or third parties.

Risk of changes in the tax law applicable to real estate investment trusts: Since the Internal Revenue Service, the United States Treasury Department and Congress frequently review federal income tax legislation, we cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted.  Any of such legislative action may prospectively or retroactively modify our and the Corporation’s tax treatment and, therefore, may adversely affect taxation of us, the Corporation and/or our investors.

The market value of our common stock is based primarily upon the market’s perception of our growth potential and our current and potential future earnings and cash dividends. Consequently, our common stock may trade at prices that are higher or lower than our net asset value per share of common stock.

Changes in market conditions could adversely affect the market price of the Corporation’s common stock.
As with other publicly traded equity securities, the value of the Corporation’s common stock depends on various market conditions, which may change from time to time. Among the market conditions that may affect the value of the Corporation’s common stock are the following:
•	the extent of your interest in us;
•	the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;
•	our financial performance; and
•	general stock and bond market conditions.

The market value of our common stock is based primarily upon the market’s perception of our growth potential and our current and potential future earnings and cash dividends. Consequently, the Corporation’s common stock may trade at prices that are higher or lower than its net asset value per share of common stock.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.       PROPERTIES

PROPERTY LIST

As of December 31, 2007, the Operating Partnership’s Consolidated Properties consisted of 251 in-service office, office/flex and industrial/warehouse properties, as well as two stand-alone retail properties and two land leases.  The Consolidated Properties are located primarily in the Northeast.  The Consolidated Properties are easily accessible from major thoroughfares and are in close proximity to numerous amenities.  The Consolidated Properties contain a total of approximately 29.2 million square feet, with the individual properties ranging from 6,216 to 1,246,283 square feet.  The Consolidated Properties, managed by on-site employees, generally have attractively landscaped sites and atriums in addition to quality design and construction.  The Operating Partnership’s tenants include many service sector employers, including a large number of professional firms and national and international businesses.  The Operating Partnership believes that all of its properties are well-maintained and do not require significant capital improvements.

Office Properties

							2007
			Percentage	2007		2007	Average
		Net	Leased	Base		Average	Effective
		Rentable	as of	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/07	($000’s)	of Total 2007	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

NEW JERSEY

Bergen County
Fair Lawn
17-17 Route 208 North	1987	143,000	68.6	3,144	0.55	32.05	27.79
Fort Lee
One Bridge Plaza	1981	200,000	72.7	2,784	0.48	19.15	17.75
2115 Linwood Avenue	1981	68,000	40.2	865	0.15	31.64	30.40
Little Ferry
200 Riser Road	1974	286,628	100.0	2,071	0.36	7.23	6.67
Montvale
95 Chestnut Ridge Road	1975	47,700	100.0	796	0.14	16.69	15.28
135 Chestnut Ridge Road	1981	66,150	100.0	1,520	0.26	22.98	19.09
Paramus
15 East Midland Avenue	1988	259,823	80.5	5,235	0.91	25.03	24.27
140 East Ridgewood Avenue	1981	239,680	98.4	4,846	0.84	20.55	18.73
461 From Road	1988	253,554	98.6	6,125	1.06	24.50	24.42
650 From Road	1978	348,510	92.2	7,786	1.36	24.23	21.42
61 South Paramus Avenue	1985	269,191	100.0	7,208	1.25	26.78	23.99
Ridgefield Park
105 Challenger Road	1992	150,050	87.5	4,250	0.74	32.37	29.72
Rochelle Park
120 Passaic Street	1972	52,000	99.6	1,402	0.24	27.07	25.53
365 West Passaic Street	1976	212,578	100.0	4,473	0.78	21.04	18.78
395 West Passaic Street	1979	100,589	96.9	2,217	0.39	22.75	19.64
Upper Saddle River
1 Lake Street	1973/94	474,801	100.0	7,465	1.30	15.72	15.72
10 Mountainview Road	1986	192,000	98.2	4,328	0.75	22.95	20.84
Woodcliff Lake
400 Chestnut Ridge Road	1982	89,200	100.0	1,950	0.34	21.86	16.32
470 Chestnut Ridge Road	1987	52,500	100.0	1,107	0.19	21.09	19.83
530 Chestnut Ridge Road	1986	57,204	100.0	1,199	0.21	20.96	20.40
50 Tice Boulevard	1984	235,000	98.7	6,140	1.07	26.47	23.93
300 Tice Boulevard	1991	230,000	99.8	5,880	1.02	25.62	23.18

Burlington County
Moorestown
224 Strawbridge Drive	1984	74,000	98.4	1,521	0.26	20.89	18.35
228 Strawbridge Drive	1984	74,000	100.0	1,043	0.18	14.09	12.11
232 Strawbridge Drive	1986	74,258	98.8	1,461	0.25	19.91	16.22

Essex County
Millburn
150 J.F. Kennedy Parkway	1980	247,476	100.0	7,539	1.31	30.46	26.58

Office Properties
(Continued)

							2007
			Percentage	2007		2007	Average
		Net	Leased	Base		Average	Effective
		Rentable	as of	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/07	($000’s)	of Total 2007	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

Roseland
101 Eisenhower Parkway	1980	237,000	95.8	5,642	0.98	24.85	22.33
103 Eisenhower Parkway	1985	151,545	78.6	2,934	0.51	24.63	21.53
105 Eisenhower Parkway	2001	220,000	91.9	4,636	0.81	22.93	17.23

Hudson County
Jersey City
Harborside Financial Center Plaza 1	1983	400,000	100.0	10,016	1.74	25.04	22.48
Harborside Financial Center Plaza 2	1990	761,200	100.0	18,987	3.30	24.94	22.12
Harborside Financial Center Plaza 3	1990	725,600	99.1	17,983	3.12	25.01	22.16
Harborside Financial Center Plaza 4-A	2000	207,670	97.7	6,206	1.08	30.59	26.31
Harborside Financial Center Plaza 5	2002	977,225	99.9	34,428	5.99	35.27	29.08
101 Hudson Street	1992	1,246,283	99.2	26,528	4.61	21.46	18.80

Mercer County
Hamilton Township
3 AAA Drive (f)	1981	35,270	62.6	124	0.02	8.61	8.06
2 South Gold Drive (f)	1974	33,962	64.5	258	0.04	18.06	17.22
600 Horizon Drive	2002	95,000	100.0	1,373	0.24	14.45	14.45
700 Horizon Drive (f)	2007	120,000	100.0	1,593	0.28	20.36	19.22
Princeton
103 Carnegie Center	1984	96,000	72.5	1,837	0.32	26.39	21.98
3 Independence Way	1983	111,300	50.7	1,102	0.19	19.53	15.40
100 Overlook Center	1988	149,600	100.0	4,859	0.84	32.48	28.36
5 Vaughn Drive	1987	98,500	100.0	2,391	0.42	24.27	21.43

Middlesex County
East Brunswick
377 Summerhill Road	1977	40,000	100.0	353	0.06	8.83	8.65
Edison
343 Thornall Street (c)	1991	195,709	100.0	4,008	0.70	20.48	17.58
Piscataway
30 Knightsbridge Road, Bldg 3	1977	160,000	100.0	2,465	0.43	15.41	15.41
30 Knightsbridge Road, Bldg 4	1977	115,000	100.0	1,771	0.31	15.40	15.40
30 Knightsbridge Road, Bldg 5	1977	332,607	62.9	2,437	0.42	11.65	8.30
30 Knightsbridge Road, Bldg 6	1977	72,743	63.8	172	0.03	3.71	1.90
Plainsboro
500 College Road East	1984	158,235	95.7	4,261	0.74	28.14	25.91
Woodbridge
581 Main Street	1991	200,000	100.0	5,268	0.92	26.34	23.15

Monmouth County
Freehold
2 Paragon Way	1989	44,524	38.1	374	0.06	22.05	13.85
3 Paragon Way	1991	66,898	100.0	785	0.14	11.73	9.55
4 Paragon Way	2002	63,989	100.0	1,097	0.19	17.14	12.96
100 Willbowbrook	1988	60,557	74.8	880	0.15	19.43	16.62
Holmdel
23 Main Street	1977	350,000	100.0	4,012	0.70	11.46	8.64

Office Properties
(Continued)

							2007
			Percentage	2007		2007	Average
		Net	Leased	Base		Average	Effective
		Rentable	as of	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/07	($000’s)	of Total 2007	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

Middletown
One River Center Bldg 1	1983	122,594	100.0	3,097	0.54	25.26	21.22
One River Center Bldg 2	1983	120,360	100.0	2,874	0.50	23.88	22.75
One River Center Bldg 3	1984	214,518	93.6	4,593	0.80	22.87	22.57
Neptune
3600 Route 66	1989	180,000	100.0	2,400	0.42	13.33	12.06
Wall Township
1305 Campus Parkway	1988	23,350	77.3	443	0.08	24.54	23.66
1350 Campus Parkway	1990	79,747	91.9	1,571	0.27	21.44	18.83

Morris County
Florham Park
325 Columbia Turnpike	1987	168,144	96.1	4,005	0.70	24.79	21.96
Morris Plains
250 Johnson Road	1977	75,000	100.0	1,579	0.27	21.05	18.47
201 Littleton Road	1979	88,369	88.6	1,750	0.30	22.35	19.92
Morris Township
412 Mt. Kemble Avenue	1986	475,100	36.7	2,664	0.46	15.28	12.78
Parsippany
4 Campus Drive	1983	147,475	94.3	3,298	0.57	23.71	21.01
6 Campus Drive	1983	148,291	75.1	2,422	0.42	21.75	17.94
7 Campus Drive	1982	154,395	67.8	979	0.17	9.35	8.75
8 Campus Drive	1987	215,265	100.0	6,249	1.09	29.03	25.66
9 Campus Drive	1983	156,495	93.6	3,483	0.61	23.78	19.93
4 Century Drive	1981	100,036	78.9	1,641	0.29	20.79	18.70
5 Century Drive	1981	79,739	97.3	1,293	0.22	16.67	16.54
6 Century Drive	1981	100,036	72.4	1,351	0.23	18.65	11.87
2 Dryden Way	1990	6,216	100.0	96	0.02	15.44	15.44
4 Gatehall Drive	1988	248,480	89.6	5,655	0.98	25.40	22.66
2 Hilton Court	1991	181,592	100.0	4,224	0.73	23.26	20.58
1633 Littleton Road	1978	57,722	100.0	1,131	0.20	19.59	19.59
600 Parsippany Road	1978	96,000	92.4	1,596	0.28	17.99	13.96
1 Sylvan Way	1989	150,557	100.0	3,621	0.63	24.05	21.41
5 Sylvan Way	1989	151,383	100.0	4,157	0.72	27.46	24.69
7 Sylvan Way	1987	145,983	100.0	3,219	0.56	22.05	19.29
35 Waterview Boulevard	1990	172,498	96.2	4,460	0.78	26.88	24.03
5 Wood Hollow Road	1979	317,040	96.7	6,118	1.07	19.96	17.10

Passaic County
Clifton
777 Passaic Avenue	1983	75,000	100.0	1,627	0.28	21.69	19.53
Totowa
999 Riverview Drive	1988	56,066	100.0	1,084	0.19	19.33	17.21

Somerset County
Basking Ridge
222 Mt. Airy Road	1986	49,000	60.7	615	0.11	20.68	15.53
233 Mt. Airy Road	1987	66,000	100.0	1,315	0.23	19.92	16.71

Office Properties
(Continued)

							2007
			Percentage	2007		2007	Average
		Net	Leased	Base		Average	Effective
		Rentable	as of	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/07	($000’s)	of Total 2007	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

Bernards
106 Allen Road	2000	132,010	96.2	3,149	0.55	24.80	18.74
Bridgewater
721 Route 202/206	1989	192,741	81.2	3,817	0.66	24.39	22.93

Union County
Clark
100 Walnut Avenue	1985	182,555	98.5	4,624	0.80	25.72	22.67
Cranford
6 Commerce Drive	1973	56,000	84.1	1,029	0.18	21.85	19.05
11 Commerce Drive	1981	90,000	71.3	1,389	0.24	21.65	18.73
12 Commerce Drive	1967	72,260	95.1	967	0.17	14.07	11.54
14 Commerce Drive	1971	67,189	64.3	1,031	0.18	23.86	23.12
20 Commerce Drive	1990	176,600	99.8	4,531	0.79	25.71	22.60
25 Commerce Drive	1971	67,749	90.1	1,333	0.23	21.84	20.30
65 Jackson Drive	1984	82,778	97.5	1,857	0.32	23.01	19.99
New Providence
890 Mountain Avenue	1977	80,000	95.1	1,797	0.31	23.62	22.31

Total New Jersey Office		17,646,642	92.4	373,269	64.88	22.94	20.22

NEW YORK

New York County
New York
125 Broad Street (f)	1970	524,476	100.0	11,579	2.02	39.50	35.69

Rockland County
Suffern
400 Rella Boulevard	1988	180,000	91.4	3,752	0.65	22.81	19.18

Westchester County
Elmsford
100 Clearbrook Road (c)	1975	60,000	94.4	1,083	0.19	19.12	17.39
101 Executive Boulevard	1971	50,000	43.0	513	0.09	23.86	21.77
555 Taxter Road	1986	170,554	100.0	4,263	0.74	25.00	20.87
565 Taxter Road	1988	170,554	98.8	4,138	0.72	24.56	20.37
570 Taxter Road	1972	75,000	77.8	1,648	0.29	28.24	26.24
Hawthorne
1 Skyline Drive	1980	20,400	99.0	340	0.06	16.84	15.70
2 Skyline Drive	1987	30,000	98.9	490	0.09	16.51	14.19
7 Skyline Drive	1987	109,000	98.7	2,570	0.45	23.89	21.90
17 Skyline Drive	1989	85,000	100.0	871	0.15	10.25	10.15
19 Skyline Drive	1982	248,400	100.0	4,471	0.78	18.00	16.80

Office Properties
(Continued)

							2007
			Percentage	2007		2007	Average
		Net	Leased	Base		Average	Effective
		Rentable	as of	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/07	($000’s)	of Total 2007	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

Tarrytown
200 White Plains Road	1982	89,000	99.3	1,905	0.33	21.56	19.38
220 White Plains Road	1984	89,000	95.9	2,052	0.36	24.04	21.91
White Plains
1 Barker Avenue	1975	68,000	97.3	1,749	0.30	26.43	24.67
3 Barker Avenue	1983	65,300	100.0	1,659	0.29	25.41	23.29
50 Main Street	1985	309,000	99.1	9,438	1.65	30.82	28.01
11 Martine Avenue	1987	180,000	85.6	4,599	0.80	29.85	26.90
1 Water Street	1979	45,700	100.0	1,177	0.20	25.75	22.30
Yonkers
1 Executive Boulevard	1982	112,000	100.0	2,848	0.49	25.43	22.19
3 Executive Boulevard	1987	58,000	100.0	1,507	0.26	25.98	22.66

Total New York Office		2,739,384	96.2	62,652	10.91	27.23	24.37

PENNSYLVANIA

Chester County
Berwyn
1000 Westlakes Drive	1989	60,696	95.7	1,589	0.28	27.36	26.20
1055 Westlakes Drive	1990	118,487	96.8	2,622	0.46	22.86	18.69
1205 Westlakes Drive	1988	130,265	84.7	2,464	0.43	22.33	19.25
1235 Westlakes Drive	1986	134,902	97.7	2,951	0.51	22.39	18.41

Delaware County
Lester
100 Stevens Drive	1986	95,000	100.0	2,551	0.44	26.85	24.82
200 Stevens Drive	1987	208,000	100.0	5,656	0.98	27.19	25.52
300 Stevens Drive	1992	68,000	89.6	1,519	0.26	24.93	20.09
Media
1400 Providence Road - Center I	1986	100,000	95.4	2,072	0.36	21.72	19.73
1400 Providence Road - Center II	1990	160,000	94.0	3,394	0.59	22.57	19.24

Montgomery County
Bala Cynwyd
150 Monument Road	1981	125,783	99.9	2,946	0.51	23.44	21.30
Blue Bell
4 Sentry Parkway	1982	63,930	94.1	1,337	0.23	22.22	22.08
5 Sentry Parkway East	1984	91,600	50.3	632	0.11	13.72	12.61
5 Sentry Parkway West	1984	38,400	31.5	158	0.03	13.06	12.40
16 Sentry Parkway	1988	93,093	100.0	2,281	0.40	24.50	22.49
18 Sentry Parkway	1988	95,010	88.5	2,198	0.38	26.14	23.90
King of Prussia
2200 Renaissance Boulevard	1985	174,124	79.4	2,433	0.42	17.60	15.28
Lower Providence
1000 Madison Avenue	1990	100,700	81.3	1,404	0.24	17.15	13.28
Plymouth Meeting
1150 Plymouth Meeting Mall	1970	167,748	92.6	3,131	0.54	20.16	15.92

Total Pennsylvania Office		2,025,738	89.9	41,338	7.17	22.70	19.98

Office Properties
(Continued)

							2007
			Percentage	2007		2007	Average
		Net	Leased	Base		Average	Effective
		Rentable	as of	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/07	($000’s)	of Total 2007	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

CONNECTICUT

Fairfield County
Norwalk
40 Richards Avenue	1985	145,487	76.6	2,446	0.43	21.95	19.35
Stamford
1266 East Main Street	1984	179,260	73.3	3,615	0.63	27.51	24.64

Total Connecticut Office		324,747	74.8	6,061	1.06	24.96	22.21

DISTRICT OF COLUMBIA

Washington
1201 Connecticut Avenue, NW	1940	169,549	100.0	6,742	1.18	39.76	36.86
1400 L Street, NW	1987	159,000	100.0	5,539	0.96	34.84	29.81

Total District of Columbia Office		328,549	100.0	12,281	2.14	37.38	33.45

MARYLAND

Prince George’s County
Greenbelt
9200 Edmonston Road	1973	38,690	100.0	911	0.16	23.55	21.19
6301 Ivy Lane	1979	112,003	87.2	2,104	0.37	21.54	18.54
6303 Ivy Lane	1980	112,047	62.2	2,182	0.38	31.31	27.74
6305 Ivy Lane	1982	112,022	70.2	1,610	0.28	20.47	16.63
6404 Ivy Lane	1987	165,234	77.9	2,637	0.46	20.49	15.98
6406 Ivy Lane	1991	163,857	100.0	2,905	0.50	17.73	16.58
6411 Ivy Lane	1984	138,405	88.5	2,854	0.50	23.30	20.17
Lanham
4200 Parliament Place	1989	122,000	85.8	2,719	0.47	25.98	24.08

Total Maryland Office		964,258	83.4	17,922	3.12	22.28	19.44

TOTAL OFFICE PROPERTIES		24,029,318	92.2	513,523	89.28	23.65	20.89

Office/Flex Properties

							2007
			Percentage	2007		2007	Average
		Net	Leased	Base		Average	Effective
		Rentable	as of	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/07	($000’s)	of Total 2007	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

NEW JERSEY

Burlington County
Burlington
3 Terri Lane	1991	64,500	100.0	507	0.09	7.86	4.40
5 Terri Lane	1992	74,555	100.0	627	0.11	8.41	7.01
Moorestown
2 Commerce Drive	1986	49,000	21.3	145	0.03	13.89	9.29
101 Commerce Drive	1988	64,700	100.0	275	0.05	4.25	3.85
102 Commerce Drive	1987	38,400	100.0	209	0.04	5.44	4.27
201 Commerce Drive	1986	38,400	75.0	173	0.03	6.01	4.24
202 Commerce Drive	1988	51,200	100.0	252	0.04	4.92	3.54
1 Executive Drive	1989	20,570	81.1	157	0.03	9.41	6.41
2 Executive Drive	1988	60,800	100.0	430	0.07	7.07	5.00
101 Executive Drive	1990	29,355	90.2	296	0.05	11.18	9.18
102 Executive Drive	1990	64,000	100.0	383	0.07	5.98	5.38
225 Executive Drive	1990	50,600	67.6	232	0.04	6.78	5.06
97 Foster Road	1982	43,200	50.0	113	0.02	5.23	4.54
1507 Lancer Drive	1995	32,700	100.0	134	0.02	4.10	3.79
1245 North Church Street	1998	52,810	90.5	313	0.05	6.55	6.19
1247 North Church Street	1998	52,790	58.1	281	0.05	9.16	8.12
1256 North Church Street	1984	63,495	100.0	452	0.08	7.12	5.83
840 North Lenola Road	1995	38,300	100.0	367	0.06	9.58	7.96
844 North Lenola Road	1995	28,670	100.0	180	0.03	6.28	5.06
915 North Lenola Road	1998	52,488	100.0	290	0.05	5.53	4.46
2 Twosome Drive	2000	48,600	100.0	429	0.07	8.83	8.29
30 Twosome Drive	1997	39,675	89.9	226	0.04	6.34	5.13
31 Twosome Drive	1998	84,200	100.0	468	0.08	5.56	5.51
40 Twosome Drive	1996	40,265	100.0	291	0.05	7.23	5.84
41 Twosome Drive	1998	43,050	100.0	231	0.04	5.37	5.16
50 Twosome Drive	1997	34,075	100.0	249	0.04	7.31	6.96

Gloucester County
West Deptford
1451 Metropolitan Drive	1996	21,600	100.0	148	0.03	6.85	6.85

Mercer County
Hamilton Township
100 Horizon Center Boulevard	1989	13,275	100.0	193	0.03	14.54	12.58
200 Horizon Drive	1991	45,770	100.0	591	0.10	12.91	11.73
300 Horizon Drive	1989	69,780	100.0	1,155	0.20	16.55	13.43
500 Horizon Drive	1990	41,205	100.0	620	0.11	15.05	14.51

Office/Flex Properties
(Continued)

							2007
			Percentage	2007		2007	Average
		Net	Leased	Base		Average	Effective
		Rentable	as of	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/07	($000’s)	of Total 2007	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

Monmouth County
Wall Township
1325 Campus Parkway	1988	35,000	100.0	655	0.11	18.71	14.06
1340 Campus Parkway	1992	72,502	100.0	948	0.16	13.08	9.75
1345 Campus Parkway	1995	76,300	100.0	947	0.16	12.41	9.12
1433 Highway 34	1985	69,020	76.4	525	0.09	9.96	8.08
1320 Wyckoff Avenue	1986	20,336	100.0	178	0.03	8.75	8.31
1324 Wyckoff Avenue	1987	21,168	100.0	229	0.04	10.82	10.16

Passaic County
Totowa
1 Center Court	1999	38,961	100.0	534	0.09	13.71	11.06
2 Center Court	1998	30,600	99.3	373	0.06	12.28	10.89
11 Commerce Way	1989	47,025	100.0	576	0.10	12.25	11.50
20 Commerce Way	1992	42,540	100.0	330	0.06	7.76	6.44
29 Commerce Way	1990	48,930	100.0	711	0.12	14.53	11.44
40 Commerce Way	1987	50,576	72.1	564	0.10	15.47	14.53
45 Commerce Way	1992	51,207	96.4	428	0.07	8.67	6.89
60 Commerce Way	1988	50,333	73.6	519	0.09	14.01	12.61
80 Commerce Way	1996	22,500	100.0	311	0.05	13.82	12.80
100 Commerce Way	1996	24,600	66.9	340	0.06	20.66	19.20
120 Commerce Way	1994	9,024	100.0	125	0.02	13.85	12.74
140 Commerce Way	1994	26,881	99.5	374	0.06	13.98	12.86

Total New Jersey Office/Flex		2,189,531	91.9	19,084	3.27	9.49	7.95

NEW YORK

Westchester County
Elmsford
11 Clearbrook Road	1974	31,800	100.0	427	0.07	13.43	12.26
75 Clearbrook Road	1990	32,720	100.0	702	0.12	21.45	20.35
125 Clearbrook Road	2002	33,000	100.0	712	0.12	21.58	17.94
150 Clearbrook Road	1975	74,900	100.0	1,181	0.21	15.77	14.46
175 Clearbrook Road	1973	98,900	100.0	1,592	0.28	16.10	14.93
200 Clearbrook Road	1974	94,000	99.8	1,288	0.22	13.73	12.47
250 Clearbrook Road	1973	155,000	97.3	1,416	0.25	9.39	8.47
50 Executive Boulevard	1969	45,200	98.2	490	0.09	11.04	10.63
77 Executive Boulevard	1977	13,000	100.0	183	0.03	14.08	13.31
85 Executive Boulevard	1968	31,000	93.8	546	0.09	18.78	16.20
300 Executive Boulevard	1970	60,000	100.0	415	0.07	6.92	6.45
350 Executive Boulevard	1970	15,400	98.8	296	0.05	19.45	17.88
399 Executive Boulevard	1962	80,000	100.0	922	0.16	11.53	11.09
400 Executive Boulevard	1970	42,200	100.0	774	0.13	18.34	16.21
500 Executive Boulevard	1970	41,600	78.3	585	0.10	17.96	16.15

Office/Flex Properties
(Continued)

							2007
			Percentage	2007		2007	Average
		Net	Leased	Base		Average	Effective
		Rentable	as of	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/07	($000’s)	of Total 2007	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

525 Executive Boulevard	1972	61,700	83.6	814	0.14	15.78	13.76
1 Westchester Plaza	1967	25,000	100.0	335	0.06	13.40	12.72
2 Westchester Plaza	1968	25,000	100.0	514	0.09	20.56	19.32
3 Westchester Plaza	1969	93,500	100.0	636	0.11	6.80	5.90
4 Westchester Plaza	1969	44,700	93.1	467	0.08	11.22	9.80
5 Westchester Plaza	1969	20,000	88.9	292	0.05	16.42	14.45
6 Westchester Plaza	1968	20,000	100.0	322	0.06	16.10	15.00
7 Westchester Plaza	1972	46,200	100.0	765	0.13	16.56	16.26
8 Westchester Plaza	1971	67,200	100.0	921	0.16	13.71	12.31
Hawthorne
200 Saw Mill River Road	1965	51,100	100.0	684	0.12	13.39	12.23
4 Skyline Drive	1987	80,600	92.2	1,319	0.23	17.75	14.98
5 Skyline Drive	1980	124,022	99.3	1,642	0.29	13.33	11.90
6 Skyline Drive	1980	44,155	100.0	571	0.10	12.93	12.86
8 Skyline Drive	1985	50,000	85.3	768	0.13	18.01	10.39
10 Skyline Drive	1985	20,000	100.0	368	0.06	18.40	13.00
11 Skyline Drive	1989	45,000	100.0	803	0.14	17.84	16.91
12 Skyline Drive	1999	46,850	100.0	676	0.12	14.43	10.82
15 Skyline Drive	1989	55,000	88.2	920	0.16	18.97	18.04
Yonkers
100 Corporate Boulevard	1987	78,000	98.3	1,391	0.24	18.14	17.10
200 Corporate Boulevard South	1990	84,000	99.8	1,569	0.27	18.72	17.82
4 Executive Plaza	1986	80,000	100.0	1,374	0.24	17.18	14.15
6 Executive Plaza	1987	80,000	95.7	1,391	0.24	18.17	16.90
1 Odell Plaza	1980	106,000	99.9	1,495	0.26	14.12	13.35
3 Odell Plaza	1984	71,065	100.0	1,597	0.28	22.47	20.84
5 Odell Plaza	1983	38,400	74.4	445	0.08	15.58	14.67
7 Odell Plaza	1984	42,600	99.6	740	0.13	17.44	16.80

Total New York Office/Flex		2,348,812	97.1	34,348	5.96	15.06	13.59

CONNECTICUT

Fairfield County
Stamford
419 West Avenue	1986	88,000	100.0	1,360	0.24	15.45	13.81
500 West Avenue	1988	25,000	82.3	375	0.07	18.23	15.89
550 West Avenue	1990	54,000	100.0	858	0.15	15.89	15.80
600 West Avenue	1999	66,000	100.0	804	0.14	12.18	11.62
650 West Avenue	1998	40,000	100.0	609	0.11	15.23	14.55

Total Connecticut Office/Flex		273,000	98.4	4,006	0.71	14.92	13.94

TOTAL OFFICE/FLEX PROPERTIES		4,811,343	94.8	57,438	9.94	12.59	11.12

Industrial/Warehouse, Retail and Land Lease Properties

							2007
			Percentage	2007		2007	Average
		Net	Leased	Base		Average	Effective
		Rentable	as of	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/07	($000’s)	of Total 2007	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

NEW YORK

Westchester County
Elmsford
1 Warehouse Lane	1957	6,600	100.0	86	0.01	13.03	12.73
2 Warehouse Lane	1957	10,900	100.0	161	0.03	14.77	13.03
3 Warehouse Lane	1957	77,200	100.0	324	0.06	4.20	3.80
4 Warehouse Lane	1957	195,500	97.4	1,738	0.30	9.13	8.11
5 Warehouse Lane	1957	75,100	97.1	963	0.17	13.21	11.78
6 Warehouse Lane	1982	22,100	100.0	513	0.09	23.21	22.62

Total Industrial/Warehouse Properties		387,400	98.1	3,785	0.66	9.96	9.00

Westchester County
Tarrytown
230 White Plains Road	1984	9,300	100.0	195	0.03	20.97	19.68
Yonkers
2 Executive Boulevard	1986	8,000	100.0	223	0.04	27.88	27.88

Total Retail Properties		17,300	100.0	418	0.07	24.16	23.47

Westchester County
Elmsford
700 Executive Boulevard	--	--	--	114	0.02	--	--
Yonkers
1 Enterprise Boulevard	--	--	--	185	0.03	--	--

Total Land Leases		--	--	299	0.05	--	--

TOTAL PROPERTIES		29,245,361	92.7	575,463	100.00	21.61	19.09

(a)
Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future (including, at December 31, 2007, a lease with a commencement date substantially in the future consisting of 8,590 square feet scheduled to commence in 2009), and leases expiring December 31, 2007 aggregating 146,261 square feet (representing 0.5 percent of the Operating Partnership’s total net rentable square footage) for which no new leases were signed.

(b)
Total base rent for 2007, determined in accordance with generally accepted accounting principles (“GAAP”).  Substantially all of the leases provide for annual base rents plus recoveries and escalation charges based upon the tenant’s proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass through of charges for electrical usage.

(c)	Excludes space leased by the Operating Partnership.
(d)	Base rent for 2007 divided by net rentable square feet leased at December 31, 2007. For those properties acquired during 2007, amounts are annualized, as per Note f.
(e)
Total base rent for 2007 minus total 2007 amortization of tenant improvements, leasing commissions and other concessions and costs, determined in accordance with GAAP, divided by net rentable square feet leased at December 31, 2007.  For those properties acquired during 2007, amounts are annualized, as described in Note f.

(f)
As this property was acquired by the Operating Partnership during 2007, the amounts represented in 2007 base rent and 2007 effective rent reflect only that portion of the year during which the Operating Partnership owned the property.  Accordingly, these amounts may not be indicative of the property’s full year results.  For comparison purposes, the amounts represented in 2007 average base rent per sq. ft. and 2007 average effective rent per sq. ft. for this property have been calculated by taking 2007 base rent and 2007 effective rent for such property and annualizing these partial-year results, dividing such annualized amounts by the net rentable square feet leased at December 31, 2007.  These annualized per square foot amounts may not be indicative of the property’s results had the Operating Partnership owned the property for the entirety of 2007.

PERCENTAGE LEASED

The following table sets forth the year-end percentages of square feet leased in the Operating Partnership’s stabilized operating Consolidated Properties for the last five years:

Percentage of
December 31,	Square Feet Leased (%) (a)
2007	92.7

2006	92.0

2005	91.0

2004	91.2

2003	91.5

(a)	Percentage of square-feet leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.

SIGNIFICANT TENANTS

The following table sets forth a schedule of the Operating Partnership’s 50 largest tenants for the Consolidated Properties as of December 31, 2007 based upon annualized base rental revenue:

			Percentage of
			Operating		Percentage
		Annualized	Partnership	Square	Total Operating	Year of
	Number of	Base Rental	Annualized Base	Feet	Partnership	Lease
	Properties	Revenue ($) (a)	Rental Revenue (%)	Leased	Leased Sq. Ft. (%)	Expiration
Citigroup Global Markets, Inc.	6	14,276,232	2.4	466,489	1.8	2018	(b)
DB Services New Jersey, Inc.	2	10,861,093	1.8	402,068	1.5	2017
National Union Fire Insurance	1	10,490,646	1.8	394,849	1.5	2012
Morgan Stanley & Co., Inc.	5	9,493,227	1.6	381,576	1.4	2013	(c)
New Cingular Wireless PCS, LLC	4	9,144,930	1.5	410,313	1.6	2014	(d)
United States Of America-GSA	11	8,993,139	1.5	283,685	1.1	2017	(e)
Keystone Mercy Health Plan	2	8,003,134	1.3	303,149	1.1	2015
Prentice-Hall, Inc.	1	7,694,097	1.3	474,801	1.9	2014
Forest Laboratories, Inc.	2	7,463,777	1.3	202,857	0.8	2017	(f)
American Institute of Certified Public
Accountants	1	6,653,005	1.1	249,768	0.9	2012
ICAP Securities USA, LLC	1	6,236,408	1.0	159,834	0.6	2017
Toys 'R' Us – NJ, Inc.	1	6,072,651	1.0	242,518	0.9	2012
Lehman Brothers Holdings, Inc.	1	5,839,982	1.0	270,063	1.0	2018	(g)
Allstate Insurance Company	10	5,713,563	1.0	237,559	0.9	2017	(h)
TD Ameritrade Online Holdings	1	5,701,671	1.0	184,222	0.7	2015
Merrill Lynch Pierce Fenner	3	5,294,084	0.9	306,125	1.1	2017	(i)
Credit Suisse First Boston	1	5,212,307	0.9	153,464	0.6	2012	(j)
KPMG, LLP	3	5,024,296	0.8	181,025	0.7	2012	(k)
National Financial Services	1	4,798,621	0.8	112,964	0.4	2012
IBM Corporation	3	4,788,402	0.8	310,263	1.2	2012	(l)
Daiichi Sankyo, Inc.	3	4,009,822	0.7	136,366	0.5	2022	(m)
Bank Of Tokyo-Mitsubishi, Ltd.	1	3,872,785	0.6	137,076	0.5	2019
Vonage America, Inc.	1	3,857,000	0.6	350,000	1.3	2017
AT&T Corp.	1	3,805,000	0.6	275,000	1.0	2014
Wyndham Worldwide Corporation	1	3,773,775	0.6	150,951	0.6	2009
Samsung Electronics America	1	3,678,028	0.6	131,300	0.5	2010
Montefiore Medical Center	5	3,533,233	0.6	170,064	0.6	2019	(n)
Hewlett-Packard Company	2	3,520,179	0.6	166,977	0.6	2010	(o)
SSB Realty, LLC	1	3,492,830	0.6	114,519	0.4	2009
Wyndham Worldwide Operations	1	3,211,626	0.5	145,983	0.5	2011
E*Trade Financial Corporation	1	3,124,160	0.5	106,573	0.4	2022
Dow Jones & Company, Inc.	1	3,057,773	0.5	92,312	0.3	2012
High Point Safety & Insurance	2	2,727,009	0.5	116,889	0.4	2020
American Home Assurance Co.	2	2,686,732	0.5	131,174	0.5	2019	(p)
SunAmerica Asset Management	1	2,680,409	0.4	69,621	0.3	2018
Moody’s Investors Service	1	2,671,149	0.4	91,344	0.3	2011	(q)
Oppenheimer & Co., Inc.	1	2,636,192	0.4	104,008	0.4	2013
Barr Laboratories, Inc.	2	2,579,597	0.4	109,510	0.4	2015	(r)
United States Life Insurance Co.	1	2,520,000	0.4	180,000	0.7	2013
AAA Mid-Atlantic, Inc.	2	2,517,680	0.4	129,784	0.5	2022	(s)
New Jersey Turnpike Authority	1	2,455,463	0.4	100,223	0.4	2017
Natixis North America, Inc.	1	2,408,679	0.4	83,629	0.3	2021
Regus Business Centre Corp.	2	2,321,656	0.4	79,805	0.3	2011
Movado Group, Inc	1	2,283,547	0.4	90,050	0.3	2013
Deloitte & Touche USA, LLP	1	2,171,275	0.4	86,851	0.3	2008
UBS Financial Services, Inc.	3	2,127,185	0.4	79,530	0.3	2016	(t)
Thomson Tradeweb, LLC	1	2,116,075	0.4	56,547	0.2	2017
Ark Asset Management Co., Inc.	1	2,094,608	0.4	67,568	0.3	2017
Nextel of New York, Inc.	2	2,093,440	0.4	97,436	0.4	2014	(u)
GAB Robins North America Inc.	2	2,087,199	0.4	84,649	0.3	2009	(v)

Totals		233,869,371	39.2	9,463,331	35.5
See footnotes on subsequent page.

Significant Tenants Footnotes

(a)
Annualized base rental revenue is based on actual December, 2007 billings times 12.  For leases whose rent commences after January 1, 2008, annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(b)
4,412 square feet expire in 2008; 38,196 square feet expire in 2009; 330,900 square feet expire in 2010; 26,834 square feet expire in 2014; 26,262 square feet expire in 2016; 39,885 square feet expire in 2018.

(c)	19,500 square feet expire in 2008; 7,000 square feet expire in 2009; 48,906 square feet expire in 2010; 306,170 square feet expire in 2013.
(d)	4,783 square feet expire in 2008; 333,145 square feet expire in 2013; 72,385 square feet expire in 2014.
(e)
7,008 square feet expire in 2008; 4,950 square feet expire in 2010; 9,901 square feet expire in 2011; 11,216 square feet expire in 2012; 58,392 square feet expire in 2013; 4,879 square feet expire in 2014; 180,729 square feet expire in 2015; 6,610 square feet expire in 2017.

(f)	22,785 square feet expire in 2010; 180,072 square feet expire in 2017.
(g)	198,559 square feet expire in 2010; 71,504 square feet expire in 2018.
(h)
2,138 square feet expire in 2008; 22,185 square feet expire in 2009; 46,555 square feet expire in 2010; 83,693 square feet expire in 2011; 29,005 square feet expire in 2013; 53,983 square feet expire in 2017.

(i)	7,485 square feet expire in 2008; 4,451 square feet expire in 2009; 294,189 square feet expire in 2017.
(j)	71,511 square feet expire in 2011; 81,953 square feet expire in 2012.
(k)	46,440 square feet expire in 2009; 57,204 square feet expire in 2010; 77,381 square feet expire in 2012.
(l)	61,864 square feet expire in 2010; 248,399 square feet expire in 2012.
(m)	46,000 square feet expire in 2009; 5,315 square feet expire in 2011; 85,051 square feet expire in 2022.
(n)
6,800 square feet expire in 2009; 5,850 square feet expire in 2014; 7,200 square feet expire in 2016; 30,872 square feet expire in 2017; 6,535 square feet expire in 2018; 112,807 square feet expire in 2019.

(o)	163,857 square feet expire in 2008; 3,120 square feet expire in 2010.
(p)	14,056 square feet expire in 2008; 117,118 square feet expire in 2019.
(q)	43,344 square feet expire in 2009; 36,193 square feet expire in 2010; 11,807 square feet expire in 2011.
(r)	20,000 square feet expire in 2008; 89,510 square feet expire in 2015.
(s)	9,784 square feet expire in 2017; 120,000 square feet expire in 2022.
(t)	21,554 square feet expire in 2010; 20,811 square feet expire in 2013; 37,165 square feet expire in 2016.
(u)	62,436 square feet expire in 2010; 35,000 square feet expire in 2014.
(v)	75,049 square feet expire in 2008; 9,600 square feet expire in 2009.

SCHEDULE OF LEASE EXPIRATIONS: ALL CONSOLIDATED PROPERTIES

The following table sets forth a schedule of lease expirations for the total of the Operating Partnership’s office, office/flex, industrial/warehouse and stand-alone retail properties included in the Consolidated Properties beginning January 1, 2008, assuming that none of the tenants exercise renewal or termination options:

					Average
					Annual
			Percentage Of		Rent Per Net
		Net Rentable	Total Leased	Annualized	Rentable	Percentage Of
		Area Subject	Square Feet	Base Rental	Square Foot	Annual Base
	Number Of	To Expiring	Represented	Revenue Under	Represented	Rent Under
Year Of	Leases	Leases	By Expiring	Expiring	By Expiring	Expiring
Expiration	Expiring (a)	(Sq. Ft.)	Leases (%)	Leases ($) (b)	Leases ($)	Leases (%)

2008 (c)	293	1,930,173	7.2	40,605,709	21.04	6.8

2009	361	2,397,663	9.0	53,293,256	22.23	8.9

2010	376	3,208,062	12.0	73,768,677	22.99	12.4

2011	358	3,386,416	12.7	76,565,941	22.61	12.9

2012	261	2,855,408	10.7	67,133,300	23.51	11.3

2013	225	3,095,963	11.6	66,615,433	21.52	11.2

2014	114	1,719,904	6.4	37,835,190	22.00	6.3

2015	72	2,281,276	8.6	50,220,025	22.01	8.4

2016	64	904,243	3.4	17,907,753	19.80	3.0

2017	75	2,278,116	8.6	54,153,943	23.77	9.1

2018	47	811,852	3.1	20,054,181	24.70	3.4

2019 and thereafter	55	1,784,202	6.7	37,833,109	21.20	6.3
Totals/Weighted
Average	2,301	26,653,278 (d)	100.0	595,986,517	22.36	100.0

(a)
Includes office, office/flex, industrial/warehouse and stand-alone retail property tenants only.  Excludes leases for amenity, retail, parking and month-to-month tenants.  Some tenants have multiple leases.

(b)
Annualized base rental revenue is based on actual December 2007 billings times 12.  For leases whose rent commences after January 1, 2008, annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(c)	Includes leases expiring December 31, 2007 aggregating 146,261 square feet and representing annualized rent of $2,237,232 for which no new leases were signed.
(d)	Reconciliation to Operating Partnership’s total net rentable square footage is as follows:

Square Feet
Square footage leased to commercial tenants	26,653,278
Square footage used for corporate offices, management offices, building use, retail tenants, food services, other ancillary
service tenants and occupancy adjustments	452,348
Square footage unleased	2,139,735
Total net rentable square footage (does not include land leases)	29,245,361

SCHEDULE OF LEASE EXPIRATIONS: OFFICE PROPERTIES

The following table sets forth a schedule of lease expirations for the office properties beginning January 1, 2008, assuming that none of the tenants exercise renewal or termination options:

					Average
					Annual
			Percentage Of		Rent Per Net
		Net Rentable	Total Leased	Annualized	Rentable	Percentage Of
		Area Subject	Square Feet	Base Rental	Square Foot	Annual Base
	Number Of	To Expiring	Represented By	Revenue Under	Represented	Rent Under
Year Of	Leases	Leases	Expiring	Expiring	By Expiring	Expiring
Expiration	Expiring (a)	(Sq. Ft.)	Leases (%)	Leases ($) (b)	Leases ($)	Leases (%)

2008 (c)	226	1,442,795	6.6	34,349,088	23.81	6.4

2009	275	1,763,173	8.1	44,595,505	25.29	8.4

2010	288	2,382,681	11.0	62,482,351	26.22	11.8

2011	295	2,853,419	13.2	70,304,107	24.64	13.2

2012	192	2,246,355	10.4	59,201,643	26.35	11.1

2013	171	2,414,424	11.1	58,168,960	24.09	11.0

2014	96	1,533,173	7.1	35,278,848	23.01	6.6

2015	62	2,131,479	9.8	48,736,523	22.87	9.2

2016	50	587,594	2.7	13,725,094	23.36	2.6

2017	62	2,116,810	9.8	51,506,338	24.33	9.7

2018	32	612,032	2.8	17,424,818	28.47	3.3

2019 and thereafter	47	1,615,268	7.4	35,478,909	21.96	6.7
Totals/Weighted
Average	1,796	21,699,203 (c)	100.0	531,252,184	24.48	100.0

(a)	Includes office tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.
(b)
Annualized base rental revenue is based on actual December 2007 billings times 12.  For leases whose rent commences after January 1, 2008, annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(c)	Includes leases expiring December 31, 2007 aggregating 14,273 square feet and representing annualized rent of $316,943 for which no new leases were signed.

SCHEDULE OF LEASE EXPIRATIONS: OFFICE/FLEX PROPERTIES

The following table sets forth a schedule of lease expirations for the office/flex properties beginning January 1, 2008, assuming that none of the tenants exercise renewal or termination options:

					Average
					Annual
			Percentage Of		Rent Per Net
		Net Rentable	Total Leased	Annualized	Rentable	Percentage Of
		Area Subject	Square Feet	Base Rental	Square Foot	Annual Base
	Number Of	To Expiring	Represented By	Revenue Under	Represented	Rent Under
Year Of	Leases	Leases	Expiring	Expiring	By Expiring	Expiring
Expiration	Expiring (a)	(Sq. Ft.)	Leases (%)	Leases ($) (b)	Leases ($)	Leases (%)

2008 (c)	65	480,138	10.6	6,173,940	12.86	10.2

2009	81	582,845	12.8	7,772,201	13.33	12.9

2010	86	792,431	17.4	10,889,226	13.74	18.1

2011	62	525,397	11.5	6,166,834	11.74	10.2

2012	68	602,415	13.2	7,867,932	13.06	13.1

2013	44	533,124	11.7	7,198,386	13.50	11.9

2014	18	186,731	4.1	2,556,342	13.69	4.2

2015	10	149,797	3.3	1,483,502	9.90	2.5

2016	12	181,567	4.0	2,764,298	15.22	4.6

2017	13	161,306	3.5	2,647,605	16.41	4.4

2018	14	191,820	4.2	2,404,363	12.53	4.0

2019 and thereafter	8	168,934	3.7	2,354,200	13.94	3.9
Totals/Weighted
Average	481	4,556,505 (c)	100.0	60,278,829	13.23	100.0

(a)	Includes office/flex tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.
(b)
Annualized base rental revenue is based on actual December 2007 billings times 12.  For leases whose rent commences after January 1, 2008, annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above. Includes office/flex tenants only.  Excludes leases for amenity, retail, parking and month-to-month tenants.  Some tenants have multiple leases.

(c)	Includes leases expiring December 31, 2007 aggregating 131,988 square feet and representing annualized rent of $1,920,290 for which no new leases were signed.

SCHEDULE OF LEASE EXPIRATIONS: INDUSTRIAL/WAREHOUSE PROPERTIES

The following table sets forth a schedule of lease expirations for the industrial/warehouse properties beginning January 1, 2008, assuming that none of the tenants exercise renewal or termination options:

					Average
					Annual
			Percentage Of		Rent Per Net
		Net Rentable	Total Leased	Annualized	Rentable	Percentage Of
		Area Subject	Square Feet	Base Rental	Square Foot	Annual Base
	Number Of	To Expiring	Represented By	Revenue Under	Represented	Rent Under
Year Of	Leases	Leases	Expiring	Expiring	By Expiring	Expiring
Expiration	Expiring (a)	(Sq. Ft.)	Leases (%)	Leases ($) (b)	Leases ($)	Leases (%)

2008	2	7,240	1.9	82,681	11.42	2.0

2009	4	42,345	11.1	730,550	17.25	18.1

2010	2	32,950	8.7	397,100	12.05	9.8

2011	1	7,600	2.0	95,000	12.50	2.4

2012	1	6,638	1.8	63,725	9.60	1.6

2013	10	148,415	39.0	1,248,087	8.41	30.9

2016	2	135,082	35.5	1,418,361	10.50	35.2
Totals/Weighted
Average	22	380,270	100.0	4,035,504	10.61	100.0

(a)	Includes industrial/warehouse tenants only. Excludes leases for amenity, retail, parking and month-to-month industrial/warehouse tenants. Some tenants have multiple leases.
(b)
Annualized base rental revenue is based on actual December 2007 billings times 12.  For leases whose rent commences after January 1, 2008, annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, the historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: STAND-ALONE RETAIL PROPERTIES

The following table sets forth a schedule of lease expirations for the stand-alone retail properties beginning January 1, 2008, assuming that none of the tenants exercise renewal or termination options:

					Average
					Annual
			Percentage Of		Rent Per Net
		Net Rentable	Total Leased	Annualized	Rentable	Percentage Of
		Area Subject	Square Feet	Base Rental	Square Foot	Annual Base
	Number Of	To Expiring	Represented By	Revenue Under	Represented	Rent Under
Year Of	Leases	Leases	Expiring	Expiring	By Expiring	Expiring
Expiration	Expiring (a)	(Sq. Ft.)	Leases (%)	Leases ($) (b)	Leases ($)	Leases (%)

2009	1	9,300	53.8	195,000	20.97	46.4

2018	1	8,000	46.2	225,000	28.13	53.6
Totals/Weighted
Average	2	17,300	100.0	420,000	24.28	100.0

(a)	Includes stand-alone retail property tenants only.
(b)
Annualized base rental revenue is based on actual December 2007 billings times 12.  For leases whose rent commences after January 1, 2008 annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

INDUSTRY DIVERSIFICATION

The following table lists the Operating Partnership’s 30 largest industry classifications based on annualized contractual base rent of the Consolidated Properties:

		Percentage of		Percentage of
	Annualized	Operating		Total Operating
	Base Rental	Partnership	Square	Partnership
	Revenue	Annualized Base	Feet	Leased
Industry Classification (a)	($) (b) (c) (d)	Rental Revenue (%)	Leased (d)	Sq. Ft. (%)
Securities, Commodity Contracts
& Other Financial	116,331,972	19.5	4,183,589	15.6
Insurance Carriers & Related Activities	48,755,385	8.2	2,118,350	7.9
Manufacturing	47,051,663	7.9	2,216,972	8.3
Computer System Design Services	28,484,708	4.8	1,364,041	5.1
Credit Intermediation & Related Activities	27,705,517	4.6	1,119,532	4.2
Telecommunications	27,147,675	4.6	1,315,096	4.9
Legal Services	24,070,028	4.0	955,919	3.6
Health Care & Social Assistance	24,012,704	4.0	1,198,337	4.5
Wholesale Trade	21,961,034	3.7	1,422,646	5.3
Scientific Research/Development	21,549,733	3.6	937,094	3.5
Other Professional	20,466,810	3.4	885,610	3.3
Accounting/Tax Prep.	18,109,960	3.0	727,704	2.7
Public Administration	16,234,770	2.7	617,621	2.3
Retail Trade	15,563,071	2.6	933,701	3.5
Advertising/Related Services	15,206,639	2.6	619,917	2.3
Other Services (except Public Administration)	14,935,857	2.5	789,184	3.0
Information Services	10,146,488	1.7	436,007	1.6
Arts, Entertainment & Recreation	9,361,518	1.6	566,414	2.1
Architectural/Engineering	9,193,910	1.5	409,436	1.5
Real Estate & Rental & Leasing	8,844,972	1.5	413,448	1.6
Construction	8,584,162	1.4	395,943	1.5
Broadcasting	7,603,641	1.3	475,740	1.8
Utilities	7,206,837	1.2	339,377	1.3
Admin & Support, Waste Mgt.
& Remediation Services	6,951,228	1.2	400,488	1.5
Data Processing Services	5,845,322	1.0	240,585	0.9
Transportation	5,830,219	1.0	308,274	1.2
Educational Services	5,508,496	0.9	282,336	1.1
Specialized Design Services	4,175,140	0.7	183,273	0.7
Management of Companies & Finance	3,664,372	0.6	147,079	0.6
Publishing Industries	3,557,304	0.6	185,610	0.7
Other	11,925,382	2.1	463,955	1.9

Totals	595,986,517	100.0	26,653,278	100.0

(a)
The Operating Partnership’s tenants are classified according to the U.S. Government’s North American Industrial Classification System (NAICS) which has replaced the Standard Industrial Code (SIC) system.

(b)
Annualized base rental revenue is based on actual December 2007 billings times 12.  For leases whose rent commences after January 1, 2008, annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(c)	Includes office, office/flex, industrial/warehouse and stand-alone retail tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.
(d)
Includes leases in effect as of the period end date, some of which have commencement dates in the future (including, at December 31, 2007, a lease with a commencement date substantially in the future consisting of 8,590 square feet scheduled to commence in 2009), and leases expiring December 31, 2007 aggregating 146,261 square feet and representing annualized rent of $2,237,232 for which no new leases were signed.

MARKET DIVERSIFICATION

The following table lists the Operating Partnership’s markets (MSAs), based on annualized contractual base rent of the Consolidated Properties:

		Percentage Of
		Operating
		Partnership
	Annualized Base	Annualized	Total Property
	Rental Revenue	Base Rental	Size Rentable	Percentage Of
Market (MSA)	($) (a) (b) (c)	Revenue (%)	Area (b) (c)	Rentable Area (%)
Jersey City, NJ	117,129,345	19.6	4,317,978	14.8
Newark, NJ
(Essex-Morris-Union Counties)	116,048,183	19.5	5,847,318	20.0
Westchester-Rockland, NY	92,728,821	15.6	4,968,420	17.0
Bergen-Passaic, NJ	91,792,074	15.4	4,602,401	15.7
Philadelphia, PA-NJ	55,501,093	9.3	3,529,994	12.1
Washington, DC-MD-VA-WV	31,191,296	5.2	1,292,807	4.4
Monmouth-Ocean, NJ	26,235,892	4.4	1,620,863	5.5
Trenton, NJ	20,568,550	3.5	956,597	3.3
Middlesex-Somerset-Hunterdon, NJ	19,567,698	3.3	986,760	3.4
New York, NY
(Manhattan)	15,442,033	2.6	524,476	1.8
Stamford-Norwalk, CT	7,305,712	1.2	452,260	1.5
Bridgeport, CT	2,475,820	0.4	145,487	0.5

Totals	595,986,517	100.0	29,245,361	100.0

(a)
Annualized base rental revenue is based on actual December 2007 billings times 12.  For leases whose rent commences after January 1, 2008, annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(b)
Includes leases in effect as of the period end date, some of which have commencement dates in the future (including, at December 31, 2007, a lease with a commencement date substantially in the future consisting of 8,590 square feet scheduled to commence in 2009), and leases expiring December 31, 2007 aggregating 146,261 feet and representing annualized rent of $2,237,232 for which no new leases were signed.

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

On June 20, 2007, the Corporation filed with the NYSE its annual CEO Certification and Annual Written Affirmation pursuant to Section 303A.12 of the NYSE Listed Company Manual, each certifying that the Corporation was in compliance with all of the listing standards of the NYSE.

HOLDERS

On February 8, 2008, the Operating Partnership had 153 owners of limited partnership units and one owner of General Partnership units.

RECENT SALES OF UNREGISTERED SECURITIES; USES OF PROCEEDS FROM REGISTERED SECURITIES

During the three months ended December 31, 2007, the Corporation issued 261,090 shares of common stock to holders of common units in the Operating Partnership upon the redemption of such common units in private offerings pursuant to Section 4(2) of the Securities Act.  The holders of the common units were limited partners of the Operating Partnership and accredited investors under Rule 501 of the Securities Act.  The common units were converted into an equal number of shares of common stock.  The Corporation has registered the resale of such shares under the Securities Act.

DIVIDENDS AND DISTRIBUTIONS

The declaration and payment of dividends and distributions will continue to be determined by the Corporation’s Board of Directors in light of conditions then existing, including the Operating Partnership’s earnings, financial condition, capital requirements, applicable REIT and legal restrictions and other factors.

PERFORMANCE GRAPH

The following graph compares total stockholder returns from the last five fiscal years to the Standard & Poor’s 500 Index (“S&P 500”) and to the National Association of Real Estate Investment Trusts, Inc.’s Equity REIT Total Return Index (“NAREIT”).  The graph assumes that the value of the investment in the Corporation’s Common Stock and in the S&P 500 and NAREIT indices was $100 at December 31, 2002 and that all dividends were reinvested.  The price of the Corporation’s Common Stock on December 31, 2002 (on which the graph is based) was $30.30.  The stockholder return shown on the following graph is not necessarily indicative of future performance.

Comparison of Five-Year Cumulative Total Return

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Information regarding securities authorized for issuance under our equity compensation plans is disclosed in Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

			Total Number of	Maximum Dollar Value
	Total Number of		Shares Purchased as	of Shares That May Yet
	Shares	Average Price	Part of Publicly	be Purchase under the
Period	Purchased	Paid Per Share	Announced Plan (1)	Announced Plan (1)
October 1, 2007 to October 31, 2007	--	N/A	--	$138,829,930.70
November 1, 2007 November 30, 2007	1,633,700	$36.28	1,633,700	$ 79,512,789.61
December 1, 2007 to December 31, 2007	976,230	$34.32	976,230	$ 45,983,692.60

Total:	2,609,930	$35.54	2,609,930	$ 45,983,692.60

(1)
The Board of Directors of the Corporation adopted a $100 million share repurchase program on August 6, 1998 and re-authorized and increased the share repurchase program to $150 million on September 13, 2000.  From September 2000 through August 2007, approximately $105.5 million of shares of the Corporation’s common stock were repurchased.  On September 12, 2007, the Board of Directors of the Corporation further re-authorized and increased the share repurchase program to $150 million.  The share repurchase program authorizes repurchases from time to time in open market transactions at prevailing prices or through privately negotiated transactions and is not subject to an expiration date.

ITEM 6.       SELECTED FINANCIAL DATA

The following table sets forth selected financial data on a consolidated basis for the Operating Partnership.  The consolidated selected operating, balance sheet and other data of the Operating Partnership as of December 31, 2007, 2006, 2005, 2004 and 2003, and for the years then ended have been derived from the Operating Partnership’s financial statements for the respective periods.

Operating Data (a)	Year Ended December 31,
In thousands, except per share data	2007	2006	2005	2004	2003
Total revenues	$ 808,350	$ 732,012	$ 591,991	$ 529,225	$ 509,099
Property expenses (b)	$ 270,913	$ 253,667	$ 207,558	$ 168,021	$ 156,073
Direct construction costs	$ 85,179	$ 53,602	--	--	--
General and administrative	$ 52,162	$ 49,074	$ 32,432	$ 31,305	$ 30,827
Interest expense	$ 126,672	$ 134,964	$ 119,070	$ 109,211	$ 114,919
Income from continuing operations	$ 89,255	$ 104,800	$ 92,225	$ 103,391	$ 141,137
Net income available to common unitholders	$ 132,966	$ 177,692	$ 112,210	$ 113,354	$ 160,486
Income from continuing operations
per unit – basic	$ 1.06	$ 1.33	$ 1.17	$ 1.26	$ 1.89
Income from continuing operations
per unit – diluted	$ 1.06	$ 1.32	$ 1.16	$ 1.25	$ 1.88
Net income per unit – basic	$ 1.62	$ 2.29	$ 1.52	$ 1.66	$ 2.45
Net income per unit – diluted	$ 1.61	$ 2.28	$ 1.51	$ 1.65	$ 2.43
Distributions declared per common unit	$ 2.56	$ 2.54	$ 2.52	$ 2.52	$ 2.52
Basic weighted average units outstanding	67,026	62,237	61,477	60,351	57,724
Diluted weighted average units outstanding	82,500	77,901	74,189	68,743	65,980

Balance Sheet Data	December 31,
In thousands	2007	2006	2005	2004	2003
Rental property, before accumulated
depreciation and amortization	$4,885,429	$4,573,587	$4,491,752	$4,160,959	$3,954,632
Rental property held for sale, net	--	--	--	$ 19,132	--
Total assets	$4,593,202	$4,422,889	$4,247,502	$3,850,165	$3,749,570
Total debt (c)	$2,211,735	$2,159,959	$2,126,181	$1,702,300	$1,628,584
Total liabilities	$2,492,797	$2,412,762	$2,335,396	$1,877,096	$1,779,983
Partners’ capital	$2,098,991	$2,008,010	$1,912,106	$1,961,966	$1,969,587
________________________

(a)	Certain reclassifications have been made to prior period amounts in order to conform with current period presentation.
(b)	Property expenses is calculated by taking the sum of real estate taxes, utilities and operating services for each of the periods presented.
(c)	Total debt is calculated by taking the sum of senior unsecured notes, revolving credit facilities, and mortgages, loans payable and other obligations.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of Mack-Cali Realty, L.P. and the notes thereto (collectively, the “Financial Statements”).  Certain defined terms used herein have the meaning ascribed to them in the Financial Statements.

Executive Overview

Mack-Cali Realty Corporation (the “General Partner”) is one of the largest real estate investment trusts (REITs) in the United States, with a total market capitalization of approximately $5.0 billion at December 31, 2007.  Mack-Cali Realty, L.P. (the “Operating Partnership”) has been involved in all aspects of commercial real estate development, management and ownership for over 50 years and the Corporation has been a publicly-traded REIT since 1994.  The Operating Partnership owns or has interests in 294 properties (collectively, the “Properties”), primarily class A office and office/flex buildings, totaling approximately 33.7 million square feet, leased to approximately 2,200 tenants.  The properties are located primarily in suburban markets of the Northeast, some with adjacent, Operating Partnership-controlled developable land sites able to accommodate up to 11.3 million square feet of additional commercial space.

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

The Operating Partnership’s core markets continue to be weak.  The percentage leased in the Operating Partnership’s consolidated portfolio of stabilized operating properties was 92.7 percent at December 31, 2007 as compared to 92.0 percent at December 31, 2006 and 91.0 percent at December 31, 2005.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future (including, at December 31, 2007, a lease with a commencement date substantially in the future consisting of 8,590 square feet scheduled to commence in 2009), and leases that expire at the period end date.  Leases that expired as of December 31, 2007, 2006 and 2005 aggregate 146,261, 103,477 and 311,623 square feet, respectively, or 0.5, 0.4 and 1.1 percentage of the net rentable square footage, respectively.  Rental rates on the Operating Partnership’s space that was re-leased (based on first rents payable) during the year  ended December 31, 2007 decreased an average of 0.2 percent compared to rates that were in effect under the prior leases, as compared to a 0.2 percent decrease in 2006 and an 8.2 percent decrease in 2005.  The Operating Partnership believes that vacancy rates may continue to increase in some of its markets in 2008.  As a result, the Operating Partnership’s future earnings and cash flow may continue to be negatively impacted by current market conditions.

The remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand:

•	property transactions during the period;
•	critical accounting policies and estimates;
•	results of operations for the year ended December 31, 2007 as compared to the year ended December 31, 2006;
•	results of operations for the year ended December 31, 2006 as compared to the year ended December 31, 2005; and
•	liquidity and capital resources.

Summary of 2007 Transactions

Property Acquisitions
The Operating Partnership acquired the following office properties during the year ended December 31, 2007 (dollars in thousands):

Acquisition			# of	Rentable	Acquisition
Date	Property/Address	Location	Bldgs.	Square Feet	Cost
05/08/07	AAA Properties (a) (c)	Hamilton Township, New Jersey	2	69,232	$ 9,048
06/11/07	125 Broad Street (b) (c)	New York, New York	1	524,476	274,091

Total Property Acquisitions:			3	593,708	$283,139

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

Properties Commencing Initial Operations
The following office property commenced initial operations during the year ended December 31, 2007 (dollars in thousands):

					Investment by
			# of	Rentable	Operating
Date	Property/Address	Location	Bldgs.	Square Feet	Partnership (a)
05/08/07	700 Horizon Drive	Hamilton Township, New Jersey	1	120,000	$16,751

Total Properties Commencing Initial Operations:			1	120,000	$16,751

(a) Development costs were funded primarily through borrowing on the Operating Partnership’s revolving credit facility. Amounts are as of December 31, 2007.

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

Property Sales
The Operating Partnership sold the following office properties during the year ended December 31, 2007 (dollars in thousands):

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

Rental Property:
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Interest capitalized by the Operating Partnership for the years ended December 31, 2007, 2006 and 2005 was $5.1 million, $6.1, million and $5.5 million, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

Results From Operations

The following comparisons for the year ended December 31, 2007 (“2007”), as compared to the year ended December 31, 2006 (“2006”), and for 2006, as compared to the year ended December 31, 2005 (“2005”), make reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all in-service properties owned by the Operating Partnership at December 31, 2005, (for the 2007 versus 2006 comparison) and which represents all in-service properties owned by the Operating Partnership at December 31, 2004, (for the 2006 versus 2005 comparison), excluding properties sold or held for sale through December 31, 2007, and (ii) the effect of the “Acquired Properties,” which represents all properties acquired by the Operating Partnership or commencing initial operations from January 1, 2006 through December 31, 2007 (for the 2007 versus 2006 comparison) and which represent all properties acquired by the Operating Partnership or commencing initial operation from January 1, 2005 through December 31, 2006 (for the 2006 versus 2005 comparison).

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

	Year Ended
	December 31,		Dollar	Percent
(dollars in thousands)	2007	2006	Change	Change
Revenue from rental operations:
Base rents	$575,463	$532,879	$ 42,584	8.0%
Escalations and recoveries from tenants	104,781	90,214	14,567	16.1
Other income	22,070	21,649	421	1.9
Total revenues from rental operations	702,314	644,742	57,572	8.9

Property expenses:
Real estate taxes	90,895	85,999	4,896	5.7
Utilities	73,072	59,788	13,284	22.2
Operating services	106,946	107,880	(934)	(0.9)
Total property expenses	270,913	253,667	17,246	6.8

Non-property revenues:
Construction services	88,066	56,225	31,841	56.6
Real estate services	17,970	31,045	(13,075)	(42.1)
Total non-property revenues	106,036	87,270	18,766	21.5

Non-property expenses:
Direct constructions costs	85,179	53,602	31,577	58.9
General and administrative	52,162	49,074	3,088	6.3
Depreciation and amortization	183,564	159,096	24,468	15.4
Total non-property expenses	320,905	261,772	59,133	22.6
Operating Income	216,532	216,573	(41)	--
Other (expense) income:
Interest expense	(126,672)	(134,964)	8,292	6.1
Interest and other investment income	4,670	3,054	1,616	52.9
Equity in earnings (loss) of unconsolidated
joint ventures	(5,918)	(5,556)	(362)	(6.5)
Minority interest in consolidated joint ventures	643	218	425	195.0
Gain on sale of investment in marketable securities	--	15,060	(15,060)	(100.0)
Gain on sale of investment in joint ventures	--	10,831	(10,831)	(100.0)
Gain/(loss) on sale of land and other assets	--	(416)	416	100.0
Total other (expense) income	(127,277)	(111,773)	(15,504)	(13.9)
Income from continuing operations	89,255	104,800	(15,545)	(14.8)
Discontinued operations:
Income (loss) from discontinued operations	1,297	15,287	(13,990)	(91.5)
Realized gains (losses) and unrealized losses
on disposition of rental property, net	44,414	59,605	(15,191)	(25.5)
Total discontinued operations, net	45,711	74,892	(29,181)	(39.0)
Net income	134,966	179,692	(44,726)	(24.9)
Preferred unit distributions	(2,000)	(2,000)	--	--

Net income available to common unitholders	$132,966	$177,692	$(44,726)	(25.2)%

The following is a summary of the changes in revenue from rental operations and property expenses in 2007 as compared to 2006 divided into Same-Store Properties and Acquired Properties (dollars in thousands):

	Total
	Operating Partnership		Same-Store Properties		Acquired Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Change	Change	Change	Change	Change	Change
Revenue from rental operations:
Base rents	$42,584	8.0%	$19,823	3.7%	$ 22,761	4.3%
Escalations and recoveries
from tenants	14,567	16.1	9,086	10.1	5,481	6.0
Other income	421	1.9	2,037	9.4	(1,616)	(7.5)
Total	$57,572	8.9%	$30,946	4.8%	$ 26,626	4.1%

Property expenses:
Real estate taxes	$ 4,896	5.7%	$1,660	1.9%	$3,236	3.8%
Utilities	13,284	22.2	10,878	18.2	2,406	4.0
Operating services	(934)	(0.9)	8,884	8.2	(9,818)	(9.1)
Total	$17,246	6.8%	$21,422	8.4%	$ (4,176)	(1.6)%

OTHER DATA:
Number of Consolidated Properties	255		240		15
Square feet (in thousands)	29,245		27,070		2,175

Base rents for the Same-Store Properties increased $19.8 million, or 3.7 percent, for 2007 as compared to 2006, due primarily to an increase in the percentage of space leased at the properties in 2007 from 2006.  Escalations and recoveries from tenants for the Same-Store Properties increased $9.1 million, or 10.1 percent, for 2007 over 2006, due primarily to an increased amount of total property expenses in 2007.  Other income for the Same-Store Properties increased $2.0 million, or 9.4 percent, due primarily to an increase in lease termination fees in 2007.

Real estate taxes on the Same-Store Properties increased $1.7 million, or 1.9 percent, for 2007 as compared to 2006, due primarily to property tax rate increases in certain municipalities in 2007, partially offset by reduced assessments on certain properties in 2007.  Utilities for the Same-Store Properties increased $10.9 million, or 18.2 percent, for 2007 as compared to 2006, due primarily to increased electric rates in 2007 as compared to 2006.  Operating services for the Same-Store Properties increased $8.9 million, or 8.2 percent, due primarily to increases in maintenance costs of $3.9 million, snow removal costs of $2.0 million, salaries and related expenses of $1.0 million, and property insurance expense of $0.7 million in 2007 as compared to 2006.

Construction services revenue increased $31.8 million in 2007 as compared to 2006, due to the effect of the Gale/Green transactions completed in May 2006 (“Gale/Green Transactions”).  Real estate services revenues decreased by $13.1 million, or 42.1 percent, for 2007 as compared to 2006, due primarily to the contribution of the Gale facilities management business to an unconsolidated joint venture in late 2006.

Direct construction costs increased $31.6 million in 2007 as compared to 2006, due primarily to the effect of the Gale/Green Transactions.

General and administrative increased by $3.1 million, or 6.3 percent, for 2007 as compared to 2006 due primarily to the effect of the Gale/Green Transactions.

Depreciation and amortization increased by $24.5 million, or 15.4 percent, for 2007 over 2006.  Of this increase, $8.8 million, or 5.5 percent, was attributable to the Same-Store Properties and $15.7 million, or 9.9 percent, was due to the Acquired Properties.

Interest expense decreased $8.3 million, or 6.1 percent, for 2007 as compared to 2006.  This decrease was primarily as a result of lower average debt balances in 2007 as compared to 2006, partially due to the use of proceeds from the common stock offering in February 2007 to repay outstanding borrowings.

Interest and other investment income increased $1.6 million, or 52.9 percent, for 2007 as compared to 2006.  This increase was due primarily to higher cash balances invested in 2007.

Equity in earnings of unconsolidated joint ventures decreased $0.4 million, or 6.5 percent, for 2007 as compared to 2006. The decrease was due primarily to an increased loss of $2.1 million in the Route 93 joint venture and an increased loss of $1.7 million in the Mack-Green joint venture.  These losses were partially offset by 2006 losses of $1.9 million in the Meadowlands Xanadu venture and $0.9 million in the G&G Martco venture, with no activity for these ventures in 2007, and an increased net income of $0.4 million in 2007 in the 12 Vreeland venture.

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

Income from continuing operations decreased to approximately $89.3 million in 2007 from $104.8 million in 2006.  The decrease of approximately $15.5 million was due to the factors discussed above.

Net income available to common unitholders decreased by $44.7 million, or 25.2 percent, from $177.7 million in 2006 to $133.0 million in 2007.  This decrease was primarily the result of realized gains on disposition of rental property of $59.6 million in 2006, decrease in income from continuing operations of approximately $15.5 million and a decrease in income from discontinued operations of $14.0 million for 2007 as compared to 2006.  These were partially offset by realized gains on disposition of rental property of $44.4 million in 2007.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

	Year Ended
	December 31,		Dollar	Percent
(dollars in thousands)	2006	2005	Change	Change
Revenue from rental operations:
Base rents	$532,879	$497,358	$35,521	7.1%
Escalations and recoveries from tenants	90,214	77,109	13,105	17.0
Other income	21,649	14,607	7,042	48.2
Total revenues from rental operations	644,742	589,074	55,668	9.5

Property expenses:
Real estate taxes	85,999	76,653	9,346	12.2
Utilities	59,788	51,720	8,068	15.6
Operating services	107,880	79,185	28,695	36.2
Total property expenses	253,667	207,558	46,109	22.2

Non-property revenues:
Construction services	56,225	--	56,225	--
Real estate services	31,045	2,917	28,128	964.3
Total non-property revenues	87,270	2,917	84,353	2,891.8

Non-property expenses:
Direct constructions costs	53,602	--	53,602	--
General and administrative	49,074	32,432	16,642	51.3
Depreciation and amortization	159,096	141,771	17,325	12.2
Total non-property expenses	261,772	174,203	87,569	50.3
Operating Income	216,573	210,230	6,343	3.0
Other (expense) income:
Interest expense	(134,964)	(119,070)	(15,894)	(13.3)
Interest and other investment income	3,054	856	2,198	256.8
Equity in earnings (loss) of unconsolidated
joint ventures	(5,556)	248	(5,804)	(2,340.3)
Minority interest in consolidated joint ventures	218	(74)	292	394.6
Gain on sale of investment in marketable	15,060	--	15,060	--
securities	10,831	35	10,796	30,845.7
Gain on sale of investment in joint ventures	(416)	--	(416)	--
Total other (expense) income	(111,773)	(118,005)	6,232	5.3
Income from continuing operations	104,800	92,225	12,575	13.6
Discontinued operations:
Income (loss) from discontinued operations	15,287	20,372	(5,085)	(25.0)
Realized gains (losses) and unrealized losses
on disposition of rental property	59,605	5,522	54,083	979.4
Total discontinued operations	74,892	25,894	48,998	189.2
Net income	179,692	118,119	61,573	52.1
Preferred unit distributions	(2,000)	(5,909)	3,909	66.2

Net income available to common unitholders	$177,692	$112,210	$65,482	58.4%

The following is a summary of the changes in revenue from rental operations and property expenses in 2006 as compared to 2005 divided into Same-Store Properties and Acquired Properties (dollars in thousands):

	Total
	Operating Partnership		Same-Store Properties		Acquired Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Change	Change	Change	Change	Change	Change
Revenue from rental operations:
Base rents	$35,521	7.1%	$ 6,155	1.2%	$29,366	5.9%
Escalations and recoveries
from tenants	13,105	17.0	6,557	8.5	6,548	8.5
Other income	7,042	48.2	6,181	42.3	861	5.9
Total	$55,668	9.5%	$18,893	3.2%	$36,775	6.3%

Property expenses:
Real estate taxes	$ 9,346	12.2%	$ 5,215	6.8%	$ 4,131	5.4%
Utilities	8,068	15.6	3,803	7.4	4,265	8.2
Operating services	28,695	36.2	1,778	2.2	26,917	34.0
Total	$46,109	22.2%	$10,796	5.2%	$35,313	17.0%

OTHER DATA:
Number of Consolidated Properties	251		234		17
Square feet (in thousands)	28,531		25,238		3,293

Base rents for the Same-Store Properties increased $6.2 million, or 1.2 percent, for 2006 as compared to 2005, due primarily to an increase in the percentage of space leased at the properties in 2006 from 2005.  Escalations and recoveries from tenants for the Same-Store Properties increased $6.6 million, or 8.5 percent, for 2006 over 2005, due primarily to an increased amount of total property expenses in 2006.  Other income for the Same-Store Properties increased $6.2 million, or 42.3 percent, due primarily to an increase in lease breakage fees.

Real estate taxes on the Same-Store Properties increased $5.2 million, or 6.8 percent, for 2006 as compared to 2005, due primarily to property tax rate increases in certain municipalities in 2006.  Utilities for the Same-Store Properties increased $3.8 million, or 7.4 percent, for 2006 as compared to 2005, due primarily to increased electric rates in 2006 as compared to 2005.  Operating services for the Same-Store Properties increased $1.8 million, or 2.2 percent, due primarily to increased maintenance and related labor costs of $5.1 million for 2006 as compared to 2005, partially offset by a decrease in snow removal costs in 2006 of $3.1 million.

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

Depreciation and amortization increased by $17.3 million, or 12.2 percent, for 2006 over 2005.  Of this increase, $2.9 million, or 2.1 percent, was attributable to the Same-Store Properties and $14.4 million, or 10.1 percent, was due to the Acquired Properties.

Interest expense increased $15.9 million, or 13.3 percent, for 2006 as compared to 2005.  This increase was primarily as a result of higher average debt balances in 2006, as compared to 2005.

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

Income from continuing operations increased to $104.8 million in 2006 from $92.2 million in 2005.  The increase of approximately $12.6 million was due to the factors discussed above.

Net income available to common unitholders increased by $65.5 million, or 58.4 percent, from $112.2 million in 2005 to $177.7 million in 2006.  This increase was primarily the result of realized gains on disposition of rental property of $59.6 million in 2006, an increase in income from continuing operations of $12.6 million and a decrease in preferred unit distributions of $3.9 million.  These were partially offset by realized gains on disposition of rental property of $5.1 million in 2005 and a decrease in income from discontinued operations of $5.1 million in 2006 as compared to 2005.

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

The Operating Partnership believes that with the general downturn in the Operating Partnership’s markets in recent years, it is reasonably likely that vacancy rates may continue to increase, effective rental rates on new and renewed leases may continue to decrease and tenant installation costs, including concessions, may continue to increase in most or all of its markets in 2008.  As a result of the potential negative effects on the Operating Partnership’s revenue from the overall reduced demand for office space, the Operating Partnership’s cash flow could be insufficient to cover increased tenant installation costs over the short-term.  If this situation were to occur, the Operating Partnership expects that it would finance any shortfalls through borrowings under its revolving credit facility and other debt and equity financings.

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

Construction Projects:
The Operating Partnership owns a 15 percent indirect interest in a joint venture which plans to develop approximately 1.2 million square foot mixed-use project in downtown Boston consisting of office and retail space, condominium apartments, a hotel and garage.  The development project, which is subject to government approval, is currently projected to cost approximately $710 million, of which the Operating Partnership is currently projected to invest a total of approximately $26 million (of which the Operating Partnership has invested $18.8 million through February 8, 2008).

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

On June 9, 2006, the Operating Partnership entered into a joint venture with a Gale Affiliate to form 55 Corporate Partners L.L.C. (“55 Corporate”).  55 Corporate was formed for the sole purpose of acquiring from a Gale Affiliate a 50 percent interest in SLG 55 Corporate Drive II LLC (“SLG 55”), an entity presently holding a 100 percent indirect condominium interest in a vacant land parcel located in Bridgewater, New Jersey, which can accommodate development of an approximately 200,000 square foot office building (the “55 Corporate Property”).  The remaining 50 percent in SLG 55 is owned by SLG Gale 55 Corporate LLC, an affiliate of SL Green Realty Corp (“SLG Gale 55”).

In November 2007, Sanofi-Aventis U.S. Inc. (“Sanofi”), which occupies neighboring buildings, exercised its option to cause the venture to construct a building on the Property and has signed a lease thereof.  The lease has a term of fifteen years, subject to three five-year extension options.  The construction of the building, estimated to cost approximately $58 million, is not required to commence until July 1, 2009 for a July 2011 delivery; however, if Sanofi gives a Construction Start Date Acceleration Notice in accordance with the provisions of its lease, then construction shall promptly commence after the necessary permits are obtained, even if such construction start date shall occur prior to July 1, 2009.

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
(b)
transferring to an entity whose beneficial owners includes Messrs. Gale and Yeager a 49.8 percent interest in an entity that owns one of the non-portfolio interests in a development project located in Belmar, New Jersey, which the Operating Partnership acquired in June 2006 pursuant to the Gale Agreement for $1.6 million.  In 2007, the Operating Partnership wrote off $2.1 million of costs related to this project, as it believes the project is no longer viable, which is included in general and administrative expense for the year ended December 31, 2007.

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

(3)
The Operating Partnership has agreed to settle a dispute and treat the right to receive certain commission payments in the approximate amount of $2.3 million as an excluded asset under the Gale Agreement, which commissions may become payable in connection with Sanofi-Aventis’ exercise of its option to cause the 55 Corporate venture (see Note 4: Investment in Unconsolidated Joint Ventures) to construct a building for Sanofi-Aventis will lease on a long-term basis, as well as the completion of certain related events. The Operating Partnership has agreed to pay directly to an entity whose beneficial owners include Messrs. Gale and Yeager up to $769,000 of these commissions when due.

REIT Restrictions:
To maintain its qualification as a REIT, the Corporation must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains.  Moreover, the Operating Partnership intends to continue to make regular quarterly distributions to its common unitholders which, based upon current policy, in the aggregate would equal approximately $173.9 million on an annualized basis.  However, any such distribution, whether for federal income tax purposes or otherwise, would only be paid out of available cash, including borrowings and other sources, after meeting operating requirements, preferred stock and unit dividends and distributions, and scheduled debt service on the Operating Partnership’s debt.

Property Lock-Ups:
The Operating Partnership may not dispose of or distribute certain of its properties, currently comprising 11 properties with an aggregate net book value of approximately $208.1 million, which were originally contributed by the sellers of certain properties to the Operating Partnership, without the express written consent of a representative of the contributors of such properties, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate members for the tax consequences of the recognition of such built-in-gains.  These transfer restrictions are scheduled to expire periodically through 2016.  Additionally, the Operating Partnership may not dispose of or distribute two properties with an aggregate net book value of approximately $12.8 million, which were originally contributed by members of the Cali Group (which includes John R. Cali, director of the Corporation, and John J. Cali, a former director of the Corporation) under similar terms and conditions, for which such restrictions are scheduled to expire in June 2008. The aforementioned restrictions do not apply in the event that the Operating Partnership sells all of its properties or in connection with a sale transaction which the Corporation’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Operating Partnership or to cure any material monetary default on any mortgage secured by a property.  Upon expiration, the Operating Partnership generally is required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the contributors of the properties.  124 of the Operating Partnership’s properties which were originally contributed by members of either the Mack Group (which includes William L. Mack, Chairman of the Corporation’s Board of Directors; David S. Mack, director of the Corporation; Earle I. Mack, a former director of the Corporation; and Mitchell E. Hersh, president, chief executive officer and director of the Corporation), the Robert Martin Group (which includes Martin S. Berger, director of the Corporation; Robert F. Weinberg, a former director of the Corporation; and Timothy M. Jones, former president of the Corporation), the Cali Group (which includes John R. Cali, director of the Corporation, and John J. Cali, a former director of the Corporation) or certain other common unitholders, with an aggregate net book value of approximately $1.9 billion, have lapsed restrictions and are subject to these conditions.

Unencumbered Properties:
As of December 31, 2007, the Operating Partnership had 238 unencumbered properties, totaling 25.7 million square feet, representing 87.7 percent of the Operating Partnership’s total portfolio on a square footage basis.

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

Cash Flows

Cash and cash equivalents decreased by $76.5 million to $24.7 million at December 31, 2007, compared to $101.2 million at December 31, 2006.  This decrease is comprised of the following net cash flow items:

(1)	$260 million provided by operating activities.

(2)	$355.9 million used in investing activities, consisting primarily of the following:
(a)	$382.7 million used for additions to rental property; minus
(b)	$29 million used for investments in unconsolidated joint ventures; minus
(c)	$4.9 million used for the purchase of marketable securities; plus
(d)	$57.2 million received from proceeds from sale of rental properties; plus
(e)	$0.6 million received from proceeds from the sale of investment in unconsolidated joint ventures; plus
(f)	$1 million received from distributions from investments in unconsolidated joint ventures.

(3)	$19.3 million provided by financing activities, consisting primarily of the following:
(a)	$539 million from borrowings under the revolving credit facility; minus
(b)	$251.7 million from proceeds received from stock options and warrants exercised; plus
(c)	$434 million used for repayments of borrowings under the Operating Partnership’s unsecured credit facility; plus
(d)	$211.5 million used for payments of dividends and distributions; plus
(e)	$29 million used for repayments of mortgages, loans payable and other obligations; plus
(f)	$98.8 million used for the repurchase of common stock.

Debt Financing

Summary of Debt:
The following is a breakdown of the Operating Partnership’s debt between fixed and variable-rate financing as of December 31, 2007:

	Balance		Weighted Average	Weighted Average Maturity
	($000’s)	% of Total	Interest Rate (a)	in Years
Fixed Rate Unsecured Debt	$1,660,204	75.07%	6.29%	4.31
Fixed Rate Secured Debt and
Other Obligations	301,531	13.63%	5.36%	4.02
Variable Rate Unsecured Debt	250,000	11.30%	5.55%	3.48

Totals/Weighted Average:	$2,211,735	100.00%	6.08%	4.18

Debt Maturities:
Scheduled principal payments and related weighted average annual interest rates for the Operating Partnership’s debt as of December 31, 2007 are as follows:

	Scheduled	Principal		Weighted Avg.
	Amortization	Maturities	Total	Interest Rate of
Period	($000’s)	($000’s)	($000’s)	Future Repayments (a)
2008	$21,191	$ 12,563	$ 33,754	5.21%
2009	11,471	300,000	311,471	7.40%
2010	2,583	334,500	337,083	5.26%
2011	2,745	550,000	552,745	6.84%
2012	2,864	210,148	213,012	6.13%
Thereafter	5,702	760,618	766,320	5.41%
Sub-total	46,556	2,167,829	2,214,385	6.08%
Adjustment for unamortized debt
discount/premium, net, as of
December 31, 2007	(2,650)	0	(2,650)

Totals/Weighted Average	$43,906	$2,167,829	$2,211,735	6.08%

(a) Actual weighted average LIBOR contract rates relating to the Operating Partnership’s outstanding debt as of December 31, 2007 of 5.01 percent was used in calculating revolving credit facility.

Senior Unsecured Notes:
The terms of the Operating Partnership’s senior unsecured notes (which totaled approximately $1.6 billion as of December 31, 2007) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

Unsecured Revolving Credit Facility:
The Operating Partnership has an unsecured revolving credit facility with a borrowing capacity of $775 million (expandable to $800 million).  The interest rate on outstanding borrowings (not electing the Operating Partnership’s competitive bid feature) under the unsecured facility is currently LIBOR plus 55 basis points.  The facility has a competitive bid feature, which allows the Operating Partnership to solicit bids from lenders under the facility to borrow up to $300 million at interest rates less than the current LIBOR plus 55 basis point spread.  As of December 31, 2007, the Operating Partnership’s outstanding borrowings carried a weighted average interest rate of LIBOR plus 55 basis points.  The Operating Partnership may also elect an interest rate representing the higher of the lender’s prime rate or the Federal Funds rate plus 50 basis points.  The unsecured facility, which also requires a 15 basis point facility fee on the current borrowing capacity payable quarterly in arrears, is scheduled to mature in June 2011 and has an extension option of one year, which would require a payment of 15 basis points of the then borrowing capacity of the facility upon exercise.  As of February 8, 2008, the Operating Partnership had $291 million of outstanding borrowings under its unsecured revolving credit facility.

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

Debt Strategy:
The Operating Partnership does not intend to reserve funds to retire the Operating Partnership’s senior unsecured notes or its mortgages, loans payable and other obligations upon maturity.  Instead, the Operating Partnership will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates.  If it cannot raise sufficient proceeds to retire the maturing debt, the Operating Partnership may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility.  As of February 8, 2008, the Operating Partnership had $291 million in outstanding borrowings under its $775 million unsecured revolving credit facility.  The Operating Partnership is reviewing various refinancing options, including the purchase of its senior unsecured notes in privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt, preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during 2008.  The Operating Partnership anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Operating Partnership’s capital and liquidity needs both in the short and long-term.  However, if these sources of funds are insufficient or unavailable, the Operating Partnership’s ability to make the expected distributions discussed below may be adversely affected.

Equity Financing and Registration Statements

Equity Activity:
The following table presents the changes in the Corporation’s issued and outstanding shares of Common Stock and the Operating Partnership’s common units since December 31, 2006:

	Common	Common
	Stock	Units	Total
Outstanding at December 31, 2006	62,925,191	15,342,283	78,267,474
Common Stock offering	4,650,000	--	4,650,000
Stock options exercised	132,770	--	132,770
Common units redeemed for Common Stock	471,656	(471,656)	--
Common units issued	--	114,911	114,911
Shares issued under Dividend Reinvestment
and Stock Purchase Plan	7,738	--	7,738
Restricted shares issued	113,118	--	113,118
Repurchase of Common Stock	(2,742,400)	--	(2,742,400)

Outstanding at December 31, 2007	65,558,073	14,985,538	80,543,611

Share Repurchase Program:
The Corporation has a share repurchase program to purchase up to $150 million of the Corporation’s outstanding common stock (“Repurchase Program”), which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.  From January 1, 2007 through February 8, 2008, the Corporation purchased and retired 2,893,630 shares of its outstanding common stock for a cost of approximately $104 million, with a remaining authorization under the Repurchase Program of approximately $46 million.  Concurrent with these purchases, the Corporation sold to the Operating Partnership 2,893,630 common units for approximately $104 million.

Shelf Registration Statements:
The Corporation has an effective shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (“SEC”) for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the Corporation, under which $260.1 million of securities have been sold through December 31, 2007 and $1.7 billion remains available for future issuances.

The Corporation and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the Corporation and debt securities of the Operating Partnership, under which $600 million of securities have been sold through February 8, 2008 and $1.9 billion remains available for future issuances.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt:
The debt of the Operating Partnership’s unconsolidated joint ventures aggregating $535 million at December 31, 2007, is non-recourse to the Operating Partnership except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations.  The Operating Partnership has also posted a $7.0 million letter of credit in support of the Harborside South Pier joint venture, $3.5 million of which is indemnified by Hyatt.

The Operating Partnership’s off-balance sheet arrangements are further discussed in Note 4: Investments in Unconsolidated Joint Ventures to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Operating Partnership’s debt (principal and interest), PILOT agreements, ground lease and other agreements as of December 31, 2007:

	Payments Due by Period
		Less than 1	1 – 3	4 – 5	6 – 10	After 10
(dollars in thousands)	Total	Year	Years	Years	Years	Years
Senior unsecured notes	$2,097,254	$100,494	$629,576	$597,402	$769,782	--
Revolving credit facility	299,168	13,884	27,769	256,942	573	--
Mortgages, loans payable
and other obligations	394,021	50,386	206,324	33,950	75,140	$28,221
Payments in lieu of taxes
(PILOT)	65,909	4,194	12,780	8,697	23,835	16,403
Operating lease payments	81	62	19	--	--	--
Ground lease payments	37,442	486	1,503	1,002	2,418	32,033
Total	$2,893,875	$169,506	$877,971	$897,993	$871,748	$76,657

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

Approximately $2.0 billion of the Operating Partnership’s long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates.  The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.  The average interest rate on the variable rate debt as of December 31, 2007 was LIBOR plus 55 basis points.

December 31, 2007
Debt,
including current portion ($’s in thousands)	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value

Fixed Rate	$32,782	$310,568	$336,407	$302,329	$212,806	$766,843	$1,961,735	$1,906,615
Average Interest Rate	5.21%	7.40%	5.26%	7.91%	6.13%	5.41%	6.15%

Variable Rate				$250,000			$ 250,000	$ 250,000

While the Operating Partnership has not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in losses to the Operating Partnership which could adversely affect its operating results and liquidity.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is contained in the Consolidated Financial Statements and Report of PricewaterhouseCoopers LLP, together with the notes to the Consolidated Financial Statements and the report of independent registered public accounting firm, filed with this annual report on Form 10-K, see Item 15: Exhibits and Financial Statements.

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

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Operating Partnership are being made only in accordance with authorizations of management and directors of the; Corporation; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Operating Partnership’s assets that could have a material effect on the financial statements.

The Corporation’s management has evaluated the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2007 based on the criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our assessment and those criteria, the Corporation’s management has concluded that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

ITEM 9B.       OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be set forth in the Corporation’s definitive proxy statement for its annual meeting of shareholders expected to be held on May 21, 2008, and is incorporated herein by reference.

ITEM 11.       EXECUTIVE COMPENSATION

The information required by Item 11 will be set forth in the Corporation’s definitive proxy statement for its annual meeting of shareholders expected to be held on May 21, 2008, and is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be set forth in the Corporation’s definitive proxy statement for its annual meeting of shareholders expected to be held on May 21, 2008, and is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be set forth in the Corporation’s definitive proxy statement for its annual meeting of shareholders expected to be held on May 21, 2008, and is incorporated herein by reference.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be set forth in the Corporation’s definitive proxy statement for its annual meeting of shareholders expected to be held on May 21, 2008, and is incorporated herein by reference.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	All Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Changes in Partners’ Capital for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

(a) 2.       Financial Statement Schedules

Schedule III - Real Estate Investments and Accumulated Depreciation as of December 31, 2007.

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(a) 3.       Exhibits
The exhibits required by this item are set forth on the Exhibit Index attached hereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Mack-Cali Realty, L.P.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Mack-Cali Realty, L.P. and its subsidiaries (collectively, the "Operating Partnership") at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Operating Partnership's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Controls Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Operating Partnership's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 13, 2008

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts)

	December 31,
ASSETS	2007	2006
Rental property
Land and leasehold interests	$ 726,253	$ 659,169
Buildings and improvements	3,753,088	3,549,699
Tenant improvements	397,132	356,495
Furniture, fixtures and equipment	8,956	8,224
	4,885,429	4,573,587
Less – accumulated depreciation and amortization	(907,013)	(796,793)
Net investment in rental property	3,978,416	3,776,794
Cash and cash equivalents	24,716	101,223
Marketable securities available for sale at fair value	4,839	--
Investments in unconsolidated joint ventures	181,066	160,301
Unbilled rents receivable, net	107,761	100,847
Deferred charges and other assets, net	246,386	240,637
Restricted cash	13,613	15,448
Accounts receivable, net of allowance for doubtful accounts
of $1,576 and $1,260	36,405	27,639

Total assets	$4,593,202	$4,422,889

LIABILITIES AND STOCKHOLDERS’ EQUITY
Senior unsecured notes	$1,632,547	$1,631,482
Revolving credit facilities	250,000	145,000
Mortgages, loans payable and other obligations	329,188	383,477
Dividends and distributions payable	52,099	50,591
Accounts payable, accrued expenses and other liabilities	142,778	122,134
Rents received in advance and security deposits	51,992	45,972
Accrued interest payable	34,193	34,106
Total liabilities	2,492,797	2,412,762

Minority interest in consolidated joint ventures	1,414	2,117

Commitments and contingencies

Partners’ capital:
General Partner, 10,000 and 10,000 preferred units outstanding	24,836	24,836
General Partner, 65,558,073 and 62,925,191 common units outstanding	1,617,766	1,503,071
Limited partners, 14,985,538 and 15,342,283 common units outstanding	456,436	480,103
Accumulated other comprehensive loss	(47)	--
Total partners’ capital	2,098,991	2,008,010

Total liabilities and partners’ capital	$4,593,202	$4,422,889

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts)

	Year Ended December 31,
REVENUES	2007	2006	2005
Base rents	$575,463	$532,879	$497,358
Escalations and recoveries from tenants	104,781	90,214	77,109
Construction services	88,066	56,225	--
Real estate services	17,970	31,045	2,917
Other income	22,070	21,649	14,607
Total revenues	808,350	732,012	591,991

EXPENSES
Real estate taxes	90,895	85,999	76,653
Utilities	73,072	59,788	51,720
Operating services	106,946	107,880	79,185
Direct construction costs	85,179	53,602	--
General and administrative	52,162	49,074	32,432
Depreciation and amortization	183,564	159,096	141,771
Total expenses	591,818	515,439	381,761
Operating Income	216,532	216,573	210,230

OTHER (EXPENSE) INCOME
Interest expense	(126,672)	(134,964)	(119,070)
Interest and other investment income	4,670	3,054	856
Equity in earnings (loss) of unconsolidated joint ventures	(5,918)	(5,556)	248
Minority interest in consolidated joint ventures	643	218	(74)
Gain on sale of investment in marketable securities	--	15,060	--
Gain on sale of investment in unconsolidated joint ventures	--	10,831	35
Gain/(loss) on sale of land and other assets	--	(416)	--
Total other (expense) income	(127,277)	(111,773)	(118,005)

Income from continuing operations	89,255	104,800	92,225
Discontinued operations:
Income from discontinued operations	1,297	15,287	20,372
Realized gains (losses) and unrealized losses
on disposition of rental property, net	44,414	59,605	5,522
Total discontinued operations, net	45,711	74,892	25,894
Net income	134,966	179,692	118,119
Preferred unit distributions	(2,000)	(2,000)	(5,909)
Net income available to common unitholders	$132,966	$177,692	$112,210

Basic earnings per common unit:
Income from continuing operations	$ 1.06	$ 1.33	$ 1.17
Discontinued operations	0.56	0.96	0.35
Net income available to common unitholders	$ 1.62	$ 2.29	$ 1.52

Diluted earnings per common unit:
Income from continuing operations	$ 1.06	$ 1.32	$ 1.16
Discontinued operations	0.55	0.96	0.35
Net income available to common unitholders	$ 1.61	$ 2.28	$ 1.51

Distributions declared per common unit	$ 2.56	$ 2.54	$ 2.52

Basic weighted average units outstanding	67,026	62,237	61,477

Diluted weighted average units outstanding	82,500	77,901	74,189

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL (in thousands)

	General	Limited	General	Limited	General	Limited	General	Limited	Accumulated
	Partner	Partners	Partner	Partners	Partner	Partners	Partner	Partners	Others	Total
	Preferred	Preferred	Common	Common	Preferred	Preferred	Common	Common	Comprehensive	Partners’	Comprehensive
	Units	Units	Units	Units	Unitholders	Unitholders	Unitholders	Unitholders	Income/(Loss)	Capital	Income
Balance at January 1, 2005	10	215	61,039	7,616	24,836	220,547	1,520,275	196,308	--	1,961,966	--
Net income	--	--	--	--	2,000	3,909	93,488	18,722	--	118,119	$118,119
Distributions	--	--	--	--	(2,000)	(3,909)	(155,702)	(30,754)	--	(192,365)	--
Conversion of limited partners
preferred units into limited
partners common units	--	(215)		6,206		(220,547)		220,547
Redemption of limited partners common
units for shares of common stock	--	--	235	(235)	--	--	6,790	(6,790)	--	--	--
Issuance of limited partner
common units	--	--	--	63	--	--	--	2,786	--	2,786
Units issued under Dividend
Reinvestment and Stock
Purchase Plan	--	--	9	--	--	--	390	--	--	390	--
Contributions – proceeds from stock
options exercised	--	--	574	--	--	--	16,603	--	--	16,603	--
Stock options expense	--	--	--	--	--	--	448	--	--	448	--
Comprehensive Loss:
Unrealized holding loss on
marketable securities
available for sale	--	--	--	--	--	--	--	--	(790)	(790)	(790)
Directors Deferred comp. plan	--	--	5	--	--	--	288	--	--	288	--
Issuance of Restricted Stock Awards	--	--	166	--	--	--		--			--
Amortization of stock comp.	--	--	--	--	--	--	4,661	--	--	4,661	--
Cancellation of restricted stock	--	--	(8)	--	--	--	--	--	--	--	--
Balance at December 31, 2005	10	--	62,020	13,650	$24,836	--	$1,487,241	$400,819	$ (790)	$1,912,106	$117,329
Net income	--	--	--	--	2,000	--	142,666	35,026	--	179,692	179,692
Distributions	--	--	--	--	(2,000)	--	(158,862)	(38,585)	--	(199,447)	--
Redemption of limited partners common
units for shares of common stock	--	--	475	(475)	--	--	14,674	(14,674)	--	--	--
Issuance of limited partner
common units	--	--	--	2,167	--	--	--	97,517	--	97,517	---
Units issued under Dividend
Reinvestment and Stock
Purchase Plan	--	--	5	--	--	--	244	--	--	244	--
Contributions – proceeds from stock
options exercised	--	--	353	--	--	--	10,445	--	--	10,445	-
Stock options expense	--	--	--	--	--	--	465	--	--	465	--
Comprehensive Gain:
Unrealized holding gain on
marketable securities
available for sale	--	--	--	--	--	--	--	--	15,850	15,850	15,850
Directors Deferred comp. plan	--	--	--	--	--	--	302	--	--	302	--
Issuance of Restricted Stock Awards	--	--	81	--	--	--	1	--	--	1
Amortization of stock comp.	--	--	--	--	--	--	5,895	--	--	5,895	--
Cancellation of restricted stock	--	--	(9)	--	--	--	--	--	--	--	--
Reclassification adjustment for
realized gain included in net income	--	--	--	--	--	--	--	--	(15,060)	(15,060)	(15,060)
Balance at December 31, 2006	10	--	62,925	15,342	$24,836	--	$1,503,071	$480,103	--	$2,008,010	$180,482
Net income	--	--	--	--	2,000	--	108,466	24,500	--	134,966	134,966
Distributions	--	--	--	--	(2,000)	--	(172,212)	(38,788)	--	(213,000)	--
Redemption of limited partners common
units for shares of common stock	--	--	472	(472)	--	--	14,623	(14,623)	--	--	--
Issuance of General partner
common units	--	--	4,650		--	--	251,732		--	251,732
Issuance of limited partner
common units	--	--	--	115	--	--	--	5,244	--	5,244	--
Units issued under Dividend
Reinvestment and Stock
Purchase Plan	--	--	7	--	--	--	311	--	--	311	--
Contributions – proceeds from stock
options exercised	--	--	133	--	--	--	3,802	--	--	3,802	-
Stock options expense	--	--	--	--	--	--	132	--	--	132	--
Comprehensive Loss:
Unrealized holding loss on
marketable securities
available for sale	--	--	--	--	--	--	--	--	(47)	(47)	(47)
Directors Deferred comp. plan	--	--	--	--	--	--	323	--	--	323	--
Issuance of Restricted Stock Awards	--	--	113	--	--	--	2,852	--	--	2,852
Amortization of stock comp.	--	--	--	--	--	--	3,487	--	--	3,487	--
Repurchase of General Partner
common units	--	--	(2,742)	--	--	--	(98,821)	--	--	(98,821)	--

Balance at December 31, 2007	10	--	65,558	14,985	$24,836	--	$1,617,766	$456,436	$ (47)	$2,098,991	$134,919
The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2007	2006	2005
Net income	$ 134,966	$ 179,692	$ 118,119
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	179,705	156,987	138,047
Depreciation and amortization on discontinued operations	424	8,853	14,327
Stock options expense	132	465	448
Amortization of stock compensation	3,487	5,895	4,661
Amortization of deferred financing costs and debt discount	2,808	3,157	3,271
Equity in earnings of unconsolidated joint venture, net	5,918	5,556	(248)
Gain on sale of investment in unconsolidated joint ventures	--	(10,831)	(35)
Gain on sale of marketable securities available for sale	--	(15,060)	--
Loss on sale of land and other assets	--	416	--
(Realized gains) unrealized losses on disposition of rental property	(44,414)	(59,605)	(5,522)
Distributions of cumulative earnings from unconsolidated joint ventures	1,875	2,302	--
Minority interest in consolidated joint ventures	(643)	(218)	74
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(7,490)	(15,989)	(13,283)
Increase in deferred charges and other assets, net	(20,665)	(37,975)	(36,841)
(Increase) decrease in accounts receivable, net	(8,766)	3,162	(1,237)
Increase in accounts payable, accrued expenses and
other liabilities	6,532	4,598	15,674
Increase (decrease) in rents received in advance and security deposits	6,020	(1,713)	(253)
Increase in accrued interest payable	87	6,235	5,727

Net cash provided by operating activities	$ 259,976	$ 235,927	$ 242,929

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to rental property, related intangibles and service companies	$ (382,742)	$ (217,804)	$ (451,335)
Repayment of mortgage note receivable	159	150	81
Investment in unconsolidated joint ventures	(29,017)	(163,428)	(17,788)
Distributions from unconsolidated joint ventures	992	39,982	--
Proceeds from sale of investment in unconsolidated joint venture	575	16,324	2,676
Acquisition of minority interest in consolidated joint venture	--	--	(7,713)
Proceeds from sales of rental property and service company	57,204	338,546	102,980
Purchase of marketable securities available for sale	(4,884)	(11,912)	(51,637)
Proceeds from sale of marketable securities available for sale	--	78,609	--
Decrease (increase) in restricted cash	1,835	(6,227)	1,256

Net cash (used in) provided by investing activities	$ (355,878)	$ 74,240	$ (421,480)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$ 539,000	$ 983,250	$1,041,560
Proceeds from senior unsecured notes	--	199,914	398,480
Proceeds from mortgages	--	--	58,500
Repurchase of common stock	(98,821)	--	--
Repayment of revolving credit facility	(434,000)	(1,104,643)	(921,560)
Repayment of mortgages, loans payable and other obligations	(29,038)	(160,626)	(169,935)
Payment of financing costs	(1,797)	(646)	(5,071)
Proceeds from stock options exercised	3,802	10,445	16,603
Proceeds from issuance of common stock	251,732	--	--
Payment of dividends and distributions	(211,483)	(197,035)	(191,899)

Net cash provided by (used in) financing activities	$ 19,395	$ (269,341)	$ 226,678

Net (decrease) increase in cash and cash equivalents	$ (76,507)	$ 40,826	$ 48,127
Cash and cash equivalents, beginning of period	101,223	60,397	12,270

Cash and cash equivalents, end of period	$ 24,716	$ 101,223	$ 60,397

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION
Mack-Cali Realty, L.P., a Delaware limited partnership, together with its subsidiaries (the “Operating Partnership”), was formed on May 31, 1994 to conduct the business of leasing, management, acquisition, development, construction and tenant-related services for its sole general partner, Mack-Cali Realty Corporation (the “Corporation” or the “General Partner”).  The Operating Partnership, through its operating divisions and subsidiaries, including the Mack-Cali property-owning partnerships and limited liability companies (collectively, the “Property Partnerships”) is the entity through which all of the General Partner’s operations are conducted.

The General Partner is a fully-integrated, self-administered, self-managed real estate investment trust (“REIT”).  The General Partner controls the Operating Partnership as its sole general partner, and owned an 81.4 percent and 80.4 percent common unit interest in the Operating Partnership as of December 31, 2007 and December 31, 2006, respectively.

The General Partner’s business is the ownership of interests in and operation of the Operating Partnership, and all of the General Partner’s expenses are incurred for the benefit of the Operating Partnership.  The General Partner is reimbursed by the Operating Partnership for all expenses it incurs relating to the ownership and operation of the Operating Partnership.

As of December 31, 2007, the Operating Partnership owned or had interests in 294 properties plus developable land (collectively, the “Properties”).  The Properties aggregate approximately 33.7 million square feet, which are comprised of 283 buildings, primarily office and office/flex buildings totaling approximately 33.3 million square feet (which include 38 buildings, primarily office buildings aggregating approximately 4.5 million square feet owned by unconsolidated joint ventures in which the Operating Partnership has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, two retail properties totaling approximately 17,300 square feet, one hotel (which is owned by an unconsolidated joint venture in which the Operating Partnership has an investment interest) and two parcels of land leased to others.  The Properties are located in six states, primarily in the Northeast, plus the District of Columbia.

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

Rental
Property
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Included in total rental property is construction and development in-progress of $126,470,000 and $116,151,000 (including land of $68,328,000 and $63,136,000) as of December 31, 2007 and 2006, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

The Operating Partnership’s marketable securities at December 31, 2007 carried a value of $4.8 million and consisted of common equity securities.  The Operating Partnership’s marketable securities at December 31, 2007 were classified as available-for-sale and were carried at fair value based on quoted market prices.  The Operating Partnership recorded an unrealized holding loss of $46,000 as other comprehensive loss in 2007.

The Operating Partnership received dividend income of approximately $130,000 from its holdings in marketable securities during the year ended December 31, 2007, which is included in interest and other investment income.

Deferred
Financing Costs
Costs incurred in obtaining financing are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $2,808,000, $3,157,000, and $3,271,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Deferred
Leasing Costs
Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.  Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Corporation are compensated for providing leasing services to the Properties.  The portion of such compensation, which is capitalized and amortized, approximated $4,132,000, $3,749,000 and $3,855,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Revenue
Recognition
Base rental revenue is recognized on a straight-line basis over the terms of the respective leases.  Unbilled rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements.  Above-market and below-market lease values for acquired properties are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed-rate renewal options for below-market leases.  The capitalized above-market lease values for acquired properties are amortized as a reduction of base rental revenue over the remaining term of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed-rate renewal options of the respective leases.  Escalations and recoveries from tenants are received from tenants for certain costs as provided in the lease agreements.  These costs generally include real estate taxes, utilities, insurance, common area maintenance and other recoverable costs.  See Note 15: Tenant Leases.  Construction services revenue includes fees earned and reimbursements received by the Operating Partnership for providing construction management and general contractor services to clients.  Construction services revenue is recognized on the percentage of completion method.  Using this method, profits are recorded on the basis of estimates of the overall profit and percentage of completion of individual contracts.  A portion of the estimated profits is accrued based upon estimates of the percentage of completion of the construction contract.  This revenue recognition method involves inherent risks relating to profit and cost estimates.  Real estate services revenue includes property management, facilities management, leasing commission fees and other services, and payroll and related costs reimbursed from clients.  Other income includes income from parking spaces leased to tenants, income from tenants for additional services arranged for by the Operating Partnership and income from tenants for early lease terminations.

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

As of December 31, 2007, the estimated net basis of the rental property for Federal income tax purposes was lower than the net assets as reported in the Operating Partnership’s financial statements by approximately $1,002,143.  The Operating Partnership’s taxable income for the year ended December 31, 2007 was estimated to be approximately $213,092 and for the years ended December 31, 2006 and 2005 was approximately $209,523 and $176,224, respectively.  The differences between book income and taxable income primarily result from differences in depreciation expense, the recording of rental income, differences in the deductibility of certain expenses for tax purposes, differences in revenue recognition and the rules for tax purposes of a property exchange.

Earnings
Per Unit
The Operating Partnership presents both basic and diluted earnings per share (“EPS”).  Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount.

Distributions
Payable
The distributions payable at December 31, 2007 represents distributions payable to preferred unitholders (10,000 Series C preferred units) and common unitholders (80,623,247 common units), for all such holders of record as of January 4, 2008 with respect to the fourth quarter 2007. The fourth quarter 2007 Series C preferred unit distributions of $50.00 per preferred unit and common unit distributions of $0.64 per common unit were approved by the Board of Directors on December 4, 2007.  The common unit distributions payable were paid on January 14, 2008.  The preferred unit distributions payable were paid on January 15, 2008.

The distributions payable at December 31, 2006 represents distributions payable to preferred unitholders (10,000 Series C preferred units) and common unitholders (78,267,554 common units) for all such holders of record as of January 4, 2007 with respect to the fourth quarter 2006.  The fourth quarter 2006 Series C preferred unit distributions of $50.00 per preferred unit and common unit distributions of $0.64 per common unit were approved by the Board of Directors on December 5, 2006.  The common unit distributions payable were paid on January 12, 2007.  The preferred stock dividends payable were paid on January 16, 2007.

The Corporation has determined that the $2.56 dividend per common share paid during the year ended December 31, 2007 represented approximately 80 percent ordinary income and approximately 20 percent capital gain to its stockholders; the $2.53 dividend per common share paid during the year ended December 31, 2006 represented 81 percent ordinary income and approximately 19 percent capital gain to its stockholders; and the $2.52 dividend per common share paid during the year ended December 31, 2005 represented approximately 100 percent ordinary income to its stockholders.

Costs Incurred
For Stock
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

In 2002, the Operating Partnership adopted the provisions of FASB No. 123, and in 2006, the Operating Partnership adopted the provisions of FASB No. 123(R), which did not have a material effect on the Operating Partnership’s financial position and results of operations.  These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”) and stock options at the grant date be amortized ratably into expense over the appropriate vesting period.  For the years ended December 31, 2007, 2006 and 2005, the Operating Partnership recorded restricted stock and stock options expense of $6,470,000, $6,360,000 and $5,109,000, respectively.  FASB No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, was issued in December 2002 and amends FASB No. 123, Accounting for Stock Based Compensation.  FASB No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation.  In addition, this Statement amends the disclosure requirements of FASB No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  FASB No. 148 disclosure requirements are presented below:

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested stock awards for the year ended December 31, 2005: (dollars in thousands)

Net income, as reported	$95,488
Add: Stock-based compensation expense included in reported
net income (net of minority interest)	4,260
Deduct: Total stock-based compensation expense determined
under fair value based method for all awards	(5,391)
Add: Minority interest on stock-based compensation expense
under fair value based method	896
Pro forma net income	95,253
Deduct: Preferred stock dividends	(2,000)
Pro forma net income available to common shareholders – basic	$93,253

Earnings Per Share:
Basic – as reported	$ 1.52
Basic – pro forma	$ 1.52

Diluted – as reported	$ 1.51
Diluted – pro forma	$ 1.51

Other
Comprehensive
Income	Other comprehensive income (loss) includes items that are recorded in equity, such as unrealized holding gains or losses on marketable securities available for sale.

3.	REAL ESTATE TRANSACTIONS

Property Acquisitions
The Operating Partnership acquired the following office properties during the year ended December 31, 2007 (dollars in thousands):

Acquisition			# of	Rentable	Acquisition
Date	Property/Address	Location	Bldgs.	Square Feet	Cost
05/08/07	AAA Properties (a) (c)	Hamilton Township, New Jersey	2	69,232	$ 9,048
06/11/07	125 Broad Street (b) (c)	New York, New York	1	524,476	274,091

Total Property Acquisitions:			3	593,708	$283,139

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

Properties Commencing Initial Operations
The following office property commenced initial operations during the year ended December 31, 2007 (dollars in thousands):

					Investment by
			# of	Rentable	Operating
Date	Property/Address	Location	Bldgs.	Square Feet	Partnership (a)
05/08/07	700 Horizon Drive	Hamilton Township, New Jersey	1	120,000	$16,751

Total Properties Commencing Initial Operations:			1	120,000	$16,751

(a) Development costs were funded primarily through borrowing on the Operating Partnership’s revolving credit facility. Amounts are as of December 31, 2007.

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

Property Sales
The Operating Partnership sold the following office properties during the year ended December 31, 2007 (dollars in thousands):

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
(b)
transferring to an entity whose beneficial owners includes Messrs. Gale and Yeager a 49.8 percent interest in an entity that owns one of the non-portfolio interests in a development project located in Belmar, New Jersey, which the Operating Partnership acquired in June 2006 pursuant to the Gale Agreement for $1.6 million.  In 2007, the Operating Partnership wrote off $2.1 million of costs related to this project, as it believes the project is no longer viable, which is included in general and administrative expense for the year ended December 31, 2007.

(2)
Under the Gale Agreement, the Operating Partnership is obligated to acquire from an entity whose beneficial owners include Messrs. Gale and Yeager (the “Florham Entity”), a 50 percent interest in a venture which owns a developable land parcel in Florham Park, New Jersey (the “Florham Park Land”) for a maximum purchase price of up to $10.5 million, subject to reduction based on developable square feet approved and other conditions, with the completion of such acquisition subject to the Florham Entity obtaining final development permits and approvals and related conditions necessary to allow for office development expected to be 600,000 square feet.  The Operating Partnership has agreed to waive its contractual rights for reimbursement from the Florham Entity for certain costs incurred by the Operating Partnership securing approvals for the development of the Florham Park Land and to defer collection of other costs.  Such deferred other costs, including a carrying charge of six percent per annum,  will be credited against the purchase price of the Florham Park Land at closing.  In the event the acquisition of the Florham Park Land does not close by May 9, 2009, subject to certain conditions, the Florham Entity will be obligated to pay the deferred other costs and an additional $1 million to the Operating Partnership at that time.\

(3)
The Operating Partnership has agreed to settle a dispute and treat the right to receive certain commission payments in the approximate amount of $2.3 million as an excluded asset under the Gale Agreement, which commissions may become payable in connection with Sanofi-Aventis’ exercise of its option to cause the 55 Corporate venture (see Note 4: Investment in Unconsolidated Joint Ventures) to construct a building for Sanofi-Aventis will lease on a long-term basis, as well as the completion of certain related events. The Operating Partnership has agreed to pay directly to an entity whose beneficial owners include Messrs. Gale and Yeager up to $769,000 of these commissions when due.

4.	INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

The debt of the Operating Partnership’s unconsolidated joint ventures aggregating $535 million as of December 31, 2007 is non-recourse to the Operating Partnership, except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations, and except as otherwise indicated below.

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

RAMLAND REALTY ASSOCIATES L.L.C. (One Ramland Road)
On August 20, 1998, the Operating Partnership entered into a joint venture with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C.  The venture was formed to own, manage and operate One Ramland Road, a 232,000 square foot office/flex building and adjacent developable land, located in Orangeburg, New York.  In August 1999, the joint venture completed redevelopment of the property and placed the office/flex building in service.  The Operating Partnership holds a 50 percent interest in the joint venture.  The venture has a mortgage loan with a $14.8 million balance at December 31, 2007 collateralized by its office/flex property.  The mortgage bears interest at a rate of LIBOR plus 175 basis points and is scheduled to mature in January 2009.

The Operating Partnership performs management, leasing and other services for the property owned by the joint venture and recognized $63,000, $100,000 and $93,000 in fees for such services in the years ended December 31, 2007, 2006 and 2005, respectively.

SOUTH PIER AT HARBORSIDE – HOTEL DEVELOPMENT
On November 17, 1999, the Operating Partnership entered into a joint venture with Hyatt Corporation (“Hyatt”) to develop a 350-room hotel on the South Pier at Harborside Financial Center, Jersey City, New Jersey, which was completed and commenced initial operations in July 2002.  The Operating Partnership owns a 50 percent interest in the venture.

The venture has a $70.0 million mortgage loan (with a balance as of December 31, 2007 of $69.1 million) collateralized by the hotel property.  The loan carries an interest rate of 6.15 percent and matures in November 2016.  The venture has a loan with a balance as of December 31, 2007 of $7.0 million with the City of Jersey City, provided by the U.S. Department of Housing and Urban Development.  The loan currently bears interest at fixed rates ranging from 6.09 percent to 6.62 percent and matures in August 2020.  The Operating Partnership has posted a $7.0 million letter of credit in support of this loan, $3.5 million of which is indemnified by Hyatt.

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

On October 20, 2006, the venture entered into a $22.0 million construction loan with a commercial bank collateralized by the land and development project.  The loan (with a balance as of December 31, 2007 of $18.1 million), carries an interest rate of LIBOR plus 130 basis points and matures in April 2009.  The interest rate will be reduced to LIBOR plus 125 basis points in April 2008.  The loan currently has two one-year extension options subject to certain conditions, each of which requires payment of a fee.

In September 2007, the joint venture completed development of the property and placed the office building in service.  The Operating Partnership performs management, leasing and other services for the property owned by the joint venture and recognized $678,000 in fees for such services during the year ended December 31, 2007.

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

MACK-GREEN-GALE LLC
On May 9, 2006, as part of the Gale/Green transactions completed in May 2006, the Operating Partnership entered into a joint venture, Mack-Green-Gale LLC (“Mack-Green”), with SL Green, pursuant to which Mack-Green holds a 96 percent interest in and acts as general partner of Gale SLG NJ Operating Partnership, L.P. (the “OP LP”).  The Operating Partnership’s acquisition cost for its interest in Mack-Green was approximately $125 million, which was funded primarily through borrowing under the Operating Partnership’s revolving credit facility.  The OP LP owns 100 percent of entities which own 25 office properties (the “OP LP Properties”) which aggregate 3.5 million square feet (consisting of 17 office properties aggregating 2.3 million square feet located in New Jersey and eight properties aggregating 1.2 million square feet located in Troy, Michigan), as well as a minor, non-controlling interest in four office properties aggregating 419,000 square feet located in Naperville, Illinois, which was subsequently sold.  In December 2007, the OP LP sold its eight properties located in Troy, Michigan for $83.5 million.  The venture recognized a loss of approximately $22.3 million from the sale. Included in the Operating Partnership’s equity in earnings in 2007 was $223,000 in loss related to the sale.

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

Substantially all of the OP LP Properties are encumbered by mortgage loans with an aggregate outstanding principal balance of $282 million at December 31, 2007.  $188.2 million of the mortgage loans bear interest at a weighted average fixed interest rate of 6.26 percent per annum and mature at various times through May 2016.  $93.6 million of the mortgage loans bear interest at a floating rate ranging from LIBOR plus 275 basis points to LIBOR plus 400 basis points per annum and mature at various times through January 2009.  Included in the floating rate mortgage loans are $90.3 million provided by an affiliate of SL Green.

The Operating Partnership performs management, leasing, and construction services for the properties owned by the joint venture and recognized $3.9 million and $2.3 million in income (net of $974,000 and $2.2 million in direct costs) for such services in the years ended December 31, 2007, and 2006, respectively.

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

GE Gale has a mortgage loan with a balance of $52.8 million at December 31, 2007.  The loan bears interest at a rate of LIBOR plus 275 basis points and matures on January 9, 2009, with an extension option through January 9, 2011.

The Operating Partnership performs management, leasing, and construction services for PFV and recognized $1.1 million and $956,000 in income (net of $1.6 million and $7.0 million in direct costs) for such services in the years ended December 31, 2007 and 2006, respectively.

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

The Route 93 Ventures has a mortgage loans with an amount not to exceed $58.6 million, with a $42.5 million balance at December 31, 2007 collateralized by its office properties.  The loan provides the venture the ability to draw additional monies for qualified leasing and capital improvement costs.  The loan bears interest at a rate of LIBOR plus 220 basis points and matures on July 11, 2008, with three one-year extension options.

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

On September 21, 2007, the venture obtained a mortgage loan which allows a maximum principal amount of $47 million (with a balance of $40.4 million at December 31, 2007).   The loan provides the ability to draw funds for qualified leasing and capital improvement costs.  The loan bears interest at a rate of 5.95 percent and matures in September 2012.

The Operating Partnership performs, management, leasing, construction and development services for the property owned by 100 Kimball for which it recognized $1.7 million and $271,000 in income (net of $9.4 million and $6.6 million in direct costs) in the years ended December 31, 2007, and 2006, respectively.

55 CORPORATE PARTNERS, LLC
On June 9, 2006, the Operating Partnership entered into a joint venture with a Gale Affiliate to form 55 Corporate Partners L.L.C. (“55 Corporate”).  55 Corporate was formed for the sole purpose of acquiring from a Gale Affiliate a 50 percent interest in SLG 55 Corporate Drive II LLC (“SLG 55”), an entity presently holding a 100 percent indirect condominium interest in a vacant land parcel located in Bridgewater, New Jersey, which can accommodate development of an approximately 200,000 square foot office building (the “55 Corporate Property”).  The remaining 50 percent in SLG 55 is owned by SLG Gale 55 Corporate LLC, an affiliate of SL Green Realty Corp. (“SLG Gale 55”).

In November 2007, Sanofi-Aventis U.S. Inc. (“Sanofi”), which occupies neighboring buildings, exercised its option to cause the venture to construct a building on the Property and has signed a lease thereof.  The lease has a term of fifteen years, subject to three five-year extension options.  The construction of the building, estimated to cost approximately $58 million, is not required to commence until July 1, 2009 for a July 2011 delivery; however, if Sanofi gives a Construction Start Date Acceleration Notice in accordance with the provisions of its lease, then construction shall promptly commence after the necessary permits are obtained, even if such construction start date shall occur prior to July 1, 2009.

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

The office property at 12 Vreeland is a 139,750 square foot office building that is fully leased to a single tenant through June 15, 2012.  The property is subject to a mortgage loan, which matures on July 1, 2012, and bears interest at 6.9 percent per annum.  As of December 31, 2007 the outstanding balance on the mortgage note was $8.8 million.

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

One Jefferson is owned 25 percent by Gale Jefferson and 75 percent by One Jefferson Road Realty Member LLC, an affiliate of JPMorgan (“JPM”).  The operating agreement of One Jefferson provides, among other things, for the distribution of net cash flow, first, in accordance with its members’ respective interests until each member is provided, as a result of such distributions, with an annual 12 percent compound return on the Member’s Capital Contributions, as defined in the operating agreement and secondly, 50 percent to JPM and Gale Jefferson.  One Jefferson has a construction loan in an amount not to exceed $21 million (with no balance drawn as of December 31, 2007), bearing interest at a rate of LIBOR plus 160 basis points and maturing on October 24, 2010 with a one-year extension option.

The Operating Partnership performs management, leasing and construction services for Gale Jefferson and recognized $102,000 in income (net of $4.0 million in direct costs) for such services in the year ended December 31, 2007.

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

In connection with the Colony Transaction and pursuant to the Redemption Agreement, the Meadowlands Venture redeemed (the “Redemption”) the Operating Partnership’s entire interest in the Meadowlands Venture and its right to participate in the development of the ERC component in exchange for (i) $22.5 million in cash and (ii) a non-economic partner interest in each of the office and hotel components of Meadowlands Xanadu.  In connection with the Redemption, the Operating Partnership also received a non-interest bearing promissory note for an additional $2.5 million, which note is payable in full by MLP only at such time as the Operating Partnership exercises one of its options to develop the first of the office and hotel components of Meadowlands Xanadu.  The Operating Partnership’s remaining investment of approximately $11.9 million is included in deferred charges and other assets, net, as of December 31, 2007 and 2006.

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

G&G MARTCO (Convention Plaza)
The Operating Partnership held a 50 percent interest in G&G Martco, which owns Convention Plaza, a 305,618 square foot office building, located in San Francisco, California.  On November 6, 2006, the Operating Partnership sold substantially all of its interest in the venture to an affiliate of its joint venture partner for approximately $16.3 million, realizing a gain on the sale of approximately $10.8 million.  The Operating Partnership performed management and leasing services for the property owned by the joint venture through the date of sale and recognized $132,000 and $161,000 in fees for such services in the years ended December 31, 2006 and 2005, respectively.

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the financial position of the unconsolidated joint ventures in which the Operating Partnership had investment interests as of December 31, 2007 and 2006:  (dollars in thousands)

	December 31, 2007
	Plaza			Red Bank	Mack-	Princeton						NKFGMS
	VIII & IX	Ramland	Harborside	Corporate	Gale-	Forrestal	Route 93	Gale	55	12	Boston-	Owners	Gale	Combined
	Associates	Realty	South Pier	Plaza I & II	Green	Village	Portfolio	Kimball	Corporate	Vreeland	Filenes	LLC	Jefferson	Total
Assets:
Rental property, net	$ 10,787	$ 11,522	$ 64,882	$ 23,594	$368,028	$ 42,713	$ 56,226	$ 7,785	$ 17,000	$ 7,954	--	--	$ 1,838	$ 612,329
Other assets	2,250	762	15,039	2,843	52,741	25,471	2,307	1,809	--	851	$ 65,134	--	80	169,287
Total assets	$ 13,037	$ 12,284	$ 79,921	$ 26,437	$420,769	$ 68,184	$ 58,533	$ 9,594	$17,000	$ 8,805	$ 65,134	--	$ 1,918	$ 781,616
Liabilities and
partners’/members’
capital (deficit):
Mortgages, loans
payable and other
obligations	--	$ 14,771	$ 76,072	$ 18,116	$281,746	$ 52,800	$ 42,495	$ 10,103	--	$ 8,761	--	--	--	$ 504,864
Other liabilities	$ 532	365	2,711	133	23,809	6,923	857	30	--	--	$ 4,171	--	$ 80	39,611
Partners’/members’
capital (deficit)	12,505	(2,852)	1,138	8,188	115,214	8,461	15,181	(539)	$ 17,000	44	60,963	--	1,838	237,141
Total liabilities and
partners’/members’
capital (deficit)	$ 13,037	$ 12,284	$ 79,921	$ 26,437	$420,769	$ 68,184	$ 58,533	$ 9,594	$ 17,000	$ 8,805	$ 65,134	--	$ 1,918	$ 781,616
Operating Partnership’s
investment
in unconsolidated
joint ventures, net	$ 6,175	--	$ 513	$ 3,703	$128,107	$ 2,029	$ 4,729	--	$ 8,518	$ 7,752	$ 18,828	--	$ 712	$ 181,066

	December 31, 2006
	Plaza			Red Bank	Mack-	Princeton						NKFGMS
	VIII & IX	Ramland	Harborside	Corporate	Gale-	Forrestal	Route 93	Gale	55	12	Boston-	Owners	Gale	Combined
	Associates	Realty	South Pier	Plaza I & II	Green	Village	Portfolio	Kimball	Corporate	Vreeland	Filenes	LLC	Jefferson	Total
Assets:
Rental property, net	$ 11,404	$ 12,141	$ 69,303	$ 13,205	$ 479,245	$ 39,538	$ 54,866	$ 6,650	$ 17,000	$ 8,221	--	$ 239	--	$ 711,812
Other assets	1,408	851	11,170	3,320	76,704	24,830	6,857	164	--	909	$ 10,500	2,638	--	139,351
Total assets	$ 12,812	$ 12,992	$ 80,473	$ 16,525	$ 555,949	$ 64,368	$ 61,723	$ 6,814	$ 17,000	$ 9,130	$ 10,500	$ 2,877	--	$ 851,163
Liabilities and
partners’/members’
capital (deficit):
Mortgages, loans
payable and other
obligations	--	$ 14,936	$ 77,217	$ 8,673	$ 358,063	$ 47,761	$ 39,435	$ 3,838	--	$ 10,253	--	--	--	$ 560,176
Other liabilities	$ 532	259	4,944	13	40,106	5,972	846	--	--	--	--	$ 1,329	--	54,001
Partners’/members’
capital (deficit)	12,280	(2,203)	(1,688)	7,839	157,780	10,635	21,442	2,976	$ 17,000	(1,123)	$ 10,500	1,548	--	236,986
Total liabilities and
partners’/members’
capital (deficit)	$ 12,812	$ 12,992	$ 80,473	$ 16,525	$ 555,949	$ 64,368	$ 61,723	$ 6,814	$ 17,000	$ 9,130	$ 10,500	$ 2,877	--	$ 851,163
Operating Partnership’s
investment
in unconsolidated
joint ventures, net	$ 6,060	--	--	$ 3,647	$ 119,061	$ 2,560	$ 6,669	$ 1,024	$ 8,500	$ 7,130	$ 5,250	$ 400	--	$ 160,301

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Operating Partnership had investment interests during the years ended December 31, 2007, 2006 and 2005:  (dollars in thousands)

	Year Ended December 31, 2007
	Plaza				Red Bank	Mack-	Princeton						NKFGMS
	VIII & IX	Ramland	Ashford	Harborside	Corporate	Green-	Forrestal	Route 93	Gale	55	12	Boston-	Owners	Gale	Meadowlands	G&G	Combined
	Associates	Realty	Loop	South Pier	Plaza I & II	Gale	Village	Portfolio	Kimball	Corporate	Vreeland	Filenes	LLC	Jefferson	Xanadu	Martco	Total
Total revenues	$ 1,015	$ 1,903	--	$ 43,952	$ 1,098	$ 67,113	$ 12,637	$ 2,541	$ 12	--	$ 2,280	$ 664	--	--	--	--	$ 133,215
Operating and
other expenses	(174)	(1,528)	--	(26,661)	(237)	(53,123)	(6,471)	(3,674)	(83)	--	(65)	(698)	--	--	--	--	(92,714)
Depreciation and
amortization	(616)	(727)	--	(5,929)	(208)	(24,751)	(3,589)	(2,794)	(146)	--	(352)	--	--	--	--	--	(39,112)
Interest expense	--	(1,047)	--	(4,785)	(367)	(26,706)	(4,751)	(3,429)	(324)	--	(663)	--	--	--	--	--	(42,072)

Net income	$ 225	$(1,399)	--	$ 6,577	$ 286	$ (37,467)	$ (2,174)	$ (7,356)	$ (541)	--	$ 1,200	$ (34)	--	--	--	--	$ (40,683)
Operating Partnership’s equity
in earnings (loss)
of unconsolidated
joint ventures	$ 113	$ (375)	--	$ 3,182	$ 143	$ (6,677)	$ (531)	$ (2,236)	$ (180)	--	$ 600	$ (10)	$53	--	--	--	$ (5,918)

	Year Ended December 31, 2006
	Plaza				Red Bank	Mack-	Princeton						NKFGMS
	VIII & IX	Ramland	Ashford	Harborside	Corporate	Green-	Forrestal	Route 93	Gale	55	12	Boston-	Owners	Gale	Meadowlands	G&G	Combined
	Associates	Realty	Loop	South Pier	Plaza I & II	Gale	Village	Portfolio	Kimball	Corporate	Vreeland	Filenes	LLC	Jefferson	Xanadu	Martco	Total
Total revenues	$ 755	$ 2,058	--	$ 39,229	$ 15	$ 44,262	$ 9,495	$ 3,486	$ 1	--	$ 2,102	--	--	--	--	$ 5,990	$107,393
Operating and
other expenses	(186)	(1,496)	--	(23,591)	(6)	(19,136)	(5,925)	(1,585)	--	--	(76)	--	--	--	--	(2,702)	(54,703)
Depreciation and
amortization	(616)	(736)	--	(5,853)	--	(21,129)	(2,908)	(622)	--	--	(352)	--	--	--	--	(1,216)	(33,432)
Interest expense	--	(1,022)	--	(4,078)	--	(17,117)	(3,063)	(1,969)	--	--	(755)	--	--	--	--	(2,499)	(30,503)

Net income	$ (47)	$ (1,196)	--	$ 5,707	$ 9	$(13,120)	$ (2,401)	$ (690)	$ 1	--	$ 919	--	--	--	--	$ (427)	$ (11,245)
Operating Partnership’s equity
in earnings (loss)
of unconsolidated
joint ventures	$ (24)	$ (225)	--	$ 2,820	--	$ (4,945)	$ (436)	$ (148)	--	--	$ 208	--	--	--	$(1,876)	$ (930)	$ (5,556)

	Year Ended December 31, 2005
	Plaza				Red Bank	Mack-	Princeton						NKFGMS
	VIII & IX	Ramland	Ashford	Harborside	Corporate	Green-	Forrestal	Route 93	Gale	55	12	Boston-	Owners	Gale	Meadowlands	G&G	Combined
	Associates	Realty	Loop	South Pier	Plaza I & II	Gale	Village	Portfolio	Kimball	Corporate	Vreeland	Filenes	LLC	Jefferson	Xanadu	Martco	Total
Total revenues	$ 396	$ 2,028	--	$ 35,198	--	--	--	--	--	--	--	--	--	--	--	$ 6,767	$ 44,389
Operating and
other expenses	(169)	(1,407)	--	(22,251)	--	--	--	--	--	--	--	--	--	--	--	(3,662)	(27,489)
Depreciation and
amortization	(616)	(638)	--	(5,778)	--	--	--	--	--	--	--	--	--	--	--	(1,205)	(8,237)
Interest expense	--	(759)	--	(4,176)	--	--	--	--	--	--	--	--	--	--	--	(2,270)	(7,205)

Net income	$ (389)	$ (776)	--	$ 2,993	--	--	--	--	--	--	--	--	--	--	--	$ (370)	$ 1,458
Operating Partnership’s equity
in earnings (loss)
of unconsolidated
joint ventures	$ (196)	--	$ (30)	$ 1,693	--	--	--	--	--	--	--	--	--	--	--	$ (1,219)	$ 248

5.	DEFERRED CHARGES AND OTHER ASSETS

	December 31,
(dollars in thousands)	2007	2006
Deferred leasing costs	$202,282	$184,175
Deferred financing costs	22,922	21,252
	225,204	205,427
Accumulated amortization	(90,482)	(76,407)
Deferred charges, net	134,722	129,020
Notes receivable	11,610	11,769
In-place lease values and related intangible assets, net	64,212	58,495
Prepaid expenses and other assets, net	35,842	41,353

Total deferred charges and other assets, net	$246,386	$240,637

6.	RESTRICTED CASH

Restricted cash includes security deposits for certain of the Operating Partnership’s properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following:  (dollars in thousands)

	December 31,
	2007	2006
Security deposits	$ 8,710	$ 8,496
Escrow and other reserve funds	4,903	6,952

Total restricted cash	$13,613	$15,448

7.	DISCONTINUED OPERATIONS

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

On July 13, 2007, the Operating Partnership sold two office buildings in Egg Harbor Township, New Jersey, totaling 80,344 square feet, for approximately $12.5 million and recognized a gain of approximately $5.6 million.

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

As the Operating Partnership sold 300 Westage Business Center Drive in Fishkill, New York; 1510 Lancer Drive in Moorestown, New Jersey; the entire Colorado portfolio; and its entire California portfolio during the year ended December 31, 2006; and 111 East Shore Road and 600 Community Drive in North Hempstead, New York; 210 South 16th Street in Omaha, Nebraska; 3600 South Yosemite in Denver Colorado; 201 Willowbrook Boulevard in Wayne, New Jersey; 1122 Alma Road in Richardson, Texas; and 3 Skyline Drive in Hawthorne, New York during the year ended December 31, 2005; the Operating Partnership has presented these assets as discontinued operations in the statement of operations for all periods presented.

There are no properties identified as held for sale as of December 31, 2007.

The following tables summarize income from discontinued operations and the related realized gains (losses) and unrealized losses on disposition of rental property, net for the years ended December 31, 2007, 2006 and 2005:  (dollars in thousands)

	Year Ended December 31,
	2007	2006	2005
Total revenues	$ 3,881	$ 43,645	$ 56,667
Operating and other expenses	(1,638)	(18,214)	(21,744)
Depreciation and amortization	(424)	(8,853)	(14,327)
Interest expense (net of interest income)	(522)	(1,291)	(224)

Income from discontinued operations	$ 1,297	$ 15,287	$ 20,372

	Year Ended December 31,
	2007	2006	2005
Realized gains (losses) on disposition of rental property, net	$44,414	$ 59,605	$ 7,136
Unrealized losses on disposition of rental property	--	--	(1,614)

Realized gains (losses) and unrealized losses on disposition
of rental property (net of minority interest), net	$ 44,414	$ 59,605	$ 5,522

8.	SENIOR UNSECURED NOTES

A summary of the Operating Partnership’s senior unsecured notes as of December 31, 2007 and 2006 is as follows:  (dollars in thousands)

	December 31,		Effective
	2007	2006	Rate (a)
7.250% Senior Unsecured Notes, due March 15, 2009	$ 299,716	$ 299,481	7.49%
5.050% Senior Unsecured Notes, due April 15, 2010	149,874	149,819	5.27%
7.835% Senior Unsecured Notes, due December 15, 2010	15,000	15,000	7.95%
7.750% Senior Unsecured Notes, due February 15, 2011	299,468	299,295	7.93%
5.250% Senior Unsecured Notes, due January 15, 2012	99,210	99,015	5.46%
6.150% Senior Unsecured Notes, due December 15, 2012	92,472	91,981	6.89%
5.820% Senior Unsecured Notes, due March 15, 2013	25,530	25,420	6.45%
4.600% Senior Unsecured Notes, due June 15, 2013	99,844	99,815	4.74%
5.125% Senior Unsecured Notes, due February 15, 2014	201,468	201,708	5.11%
5.125% Senior Unsecured Notes, due January 15, 2015	149,349	149,256	5.30%
5.800% Senior Unsecured Notes, due January 15, 2016	200,616	200,692	5.81%

Total Senior Unsecured Notes	$1,632,547	$1,631,482	6.28%

(a)  Interest rate for unsecured notes reflects effective rate of debt, including cost of treasury lock agreement (if any), offering and other transaction costs and the discount on the notes, as applicable.

9.	UNSECURED REVOLVING CREDIT FACILITY

On June 22, 2007, the Operating Partnership extended and modified its unsecured credit facility with a group of 23 Lenders.  Amongst other modifications, the facility was extended for an additional two years and matures in June 2011, with an extension option of one year, which would require a payment of 15 basis points of the then borrowing capacity of the facility upon exercise.  In addition, the interest rate on outstanding borrowings (not electing the Operating Partnership’s competitive bid feature) was reduced by 10 basis points to LIBOR plus 55 basis points at the BBB/Baa2 pricing level.  As of December 31, 2007, the Operating Partnership’s outstanding borrowings carried a weighted average interest rate of LIBOR plus 55 basis points.

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

SUMMARY
As of December 31, 2007 and 2006, the Operating Partnership had outstanding borrowings of $250 million and $145 million, respectively, under its unsecured revolving credit facility.

10.	MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Operating Partnership has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Operating Partnership’s rental properties.  As of December 31, 2007, 19 of the Operating Partnership’s properties, with a total book value of approximately $548 million, are encumbered by the Operating Partnership’s mortgages and loans payable.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

A summary of the Operating Partnership’s mortgages, loans payable and other obligations as of December 31, 2007 and 2006 is as follows: (dollars in thousands)

		Effective	Principal Balance at
		Interest	December 31,
Property Name	Lender	Rate (a)	2007	2006	Maturity
Mack-Cali Airport	Allstate Life Insurance Co.	7.05%	--	$ 9,422	04/01/07 (b)
6303 Ivy Lane	State Farm Life Insurance Co.	5.57%	--	6,020	07/01/07 (c)
6404 Ivy Lane	Wachovia CMBS	5.58%	$ 13,029	13,665	08/01/08
Assumed obligations	Various	4.92%	27,657	38,742	05/01/09 (d)
Various (e)	Prudential Insurance Co.	4.84%	150,000	150,000	01/15/10
105 Challenger Road	Archon Financial CMBS	6.24%	18,968	18,748	06/06/10
2200 Renaissance Boulevard	Wachovia CMBS	5.89%	17,442	17,819	12/01/12
Soundview Plaza	Morgan Stanley CMBS	6.02%	17,575	18,013	01/01/13
9200 Edmonston Road	Principal Commercial Funding, L.L.C.	5.53%	5,096	5,232	05/01/13
6305 Ivy Lane	John Hancock Life Insurance Co.	5.53%	7,098	7,285	01/01/14
395 West Passaic	State Farm Life Insurance Co.	6.00%	12,596	12,996	05/01/14
6301 Ivy Lane	John Hancock Life Insurance Co.	5.52%	6,655	6,821	07/01/14
35 Waterview	Wachovia CMBS	6.35%	20,104	20,318	08/11/14
500 West Putnam Avenue	New York Life Ins. Co.	5.57%	--	25,000	01/10/16 (f)
23 Main Street	JP Morgan CMBS	5.59%	32,968	33,396	09/01/18

Total Mortgages, loans payable and other obligations:			$329,188	$383,477

(a)  Effective interest rate for mortgages loans payable and other obligations reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs and other transaction costs, as applicable.

(b) On February 5, 2007, the Operating Partnership repaid this mortgage loan at par, using available cash.
(c) On February 15, 2007, the Operating Partnership repaid this mortgage loan at par, using available cash.
(d) The obligations mature at various times through May 2009.
(e) Mortgage is collateralized by seven properties.
(f) On June 11, 2007, the Operating Partnership assigned this loan with the sale of the property and the purchaser assumed this obligation.

SCHEDULED PRINCIPAL PAYMENTS
Scheduled principal payments and related weighted average annual interest rates for the Operating Partnership’s senior unsecured notes (see Note 8), unsecured revolving credit facility and mortgages, loans payable and other obligations as of December 31, 2007 are as follows: (dollars in thousands)

				Weighted Avg.
	Scheduled	Principal		Interest Rate of
Period	Amortization	Maturities	Total	Future Repayments (a)
2008	$21,191	$ 12,563	$ 33,754	5.21%
2009	11,471	300,000	311,471	7.40%
2010	2,583	334,500	337,083	5.26%
2011	2,745	550,000	552,745	6.84%
2012	2,864	210,148	213,012	6.13%
Thereafter	5,702	760,618	766,320	5.41%
Sub-total	46,556	2,167,829	2,214,385	6.08%
Adjustment for unamortized debt
discount/premium, net, as of
December 31, 2007	(2,650)	0	(2,650)

Totals/Weighted Average	$43,906	$2,167,829	$2,211,735	6.08%

(a)
Actual weighted average LIBOR contract rates relating to the Operating Partnership’s outstanding debt as of December 31, 2007 of 5.01 percent was used in calculating revolving credit facility and other variable rate debt interest rates.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED
Cash paid for interest for the years ended December 31, 2007, 2006 and 2005 was $128,678,000, $132,904,000, and $115,359,000, respectively.  Interest capitalized by the Operating Partnership for the years ended December 31, 2007, 2006 and 2005 was $5,101,000, $6,058,000 and $5,518,000, respectively.

SUMMARY OF INDEBTEDNESS
As of December 31, 2007 the Operating Partnership’s total indebtedness of $2,211,735,000 (weighted average interest rate of 6.08 percent) was comprised of $250,000,000 of revolving credit facility borrowings (weighted average rate of 5.55 percent) and fixed rate debt and other obligations of $1,961,735,000 (weighted average rate of 6.15 percent).

As of December 31, 2006, the Operating Partnership’s total indebtedness of $2,159,959,000 (weighted average interest rate of 6.11 percent) was comprised of $145,000,000 of revolving credit facility borrowings (weighted average rate of 5.76 percent) and fixed rate debt and other obligations of $2,014,959,000 (weighted average rate of 6.14 percent).

11.	MINORITY INTEREST IN CONSOLIDATED JOINT VENTURES
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

COMMON STOCK
On February 7, 2007, the Corporation completed an underwritten offer and sale of 4,650,000 shares of its common stock and used the net proceeds, which totaled approximately $252 million (after offering costs), primarily to pay down its outstanding borrowings under the Operating Partnership’s revolving credit facility and general corporate purposes.

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

The Series C Preferred Stock has preference rights with respect to liquidation and distributions over the common stock. Holders of the Series C Preferred Stock, except under certain limited conditions, will not be entitled to vote on any matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of the Series C Preferred Stock will have the right to elect two additional members to serve on the Corporation’s Board of Directors until dividends have been paid in full.  At December 31, 2007, there were no dividends in arrears.  The Corporation may issue unlimited additional preferred stock ranking on a parity with the Series C Preferred Stock but may not issue any preferred stock senior to the Series C Preferred Stock without the consent of two-thirds of its holders.  The Series C Preferred Stock is essentially on an equivalent basis in priority with the Preferred Units.

Except under certain conditions relating to the Corporation’s qualification as a REIT, the Series C Preferred Stock is not redeemable prior to March 14, 2008.  On and after such date, the Series C Preferred Stock will be redeemable at the option of the Corporation, in whole or in part, at $25 per depositary share, plus accrued and unpaid dividends.

SHARE REPURCHASE PROGRAM
On September 12, 2007, the Board of Directors authorized an increase to the Corporation’s repurchase program under which the Corporation was permitted to purchase up to $150 million of the Corporation’s outstanding common stock (“Repurchase Program”).  During the year ended December 31, 2007 and through February 8, 2008, the Corporation purchased and retired 2,893,630 shares of its outstanding common stock for an aggregate cost of approximately $104 million.  Concurrent with these purchases, the Corporation sold to the Operating Partnership 2,893,630 common units for approximately $104 million.  The Corporation has a remaining authorization to repurchase up to approximately $46 million of its outstanding common stock, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

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

STOCK OPTION PLANS
In May 2004, the Corporation established the 2004 Incentive Stock Plan under which a total of 2,500,000 shares have been reserved for issuance.  No options have been granted through December 31, 2007 under this plan.  In September 2000, the Corporation established the 2000 Employee Stock Option Plan (“2000 Employee Plan”) and the Amended and Restated 2000 Director Stock Option Plan (“2000 Director Plan”).  In May 2002, shareholders of the Corporation approved amendments to both plans to increase the total shares reserved for issuance under both of the 2000 plans from 2,700,000 to 4,350,000 shares of the Corporation’s common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan).  In 1994, and as subsequently amended, the Corporation established the Mack-Cali Employee Stock Option Plan (“Employee Plan”) and the Mack-Cali Director Stock Option Plan (“Director Plan”) under which a total of 5,380,188 shares (subject to adjustment) of the Corporation’s common stock had been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan).  As the Employee Plan and Director Plan expired in 2004, stock options may no longer be issued under those plans.  Stock options granted under the Employee Plan in 1994 and 1995 became exercisable over a three-year period.  Stock options granted under the 2000 Employee Plan and those options granted subsequent to 1995 under the Employee Plan become exercisable over a five-year period.  All stock options granted under both the 2000 Director Plan and Director Plan become exercisable in one year.  All options were granted at the fair market value at the dates of grant and have terms of ten years.  As of December 31, 2007 and December 31, 2006, the stock options outstanding had a weighted average remaining contractual life of approximately 4.1 and 4.7 years, respectively.  Stock options exercisable at December 31, 2007 and December 31, 2006 had a weighted average remaining contractual life of approximately 4.0 and 4.5 years, respectively.

Information regarding the Corporation’s stock option plans is summarized below:

		Weighted	Aggregate
	Shares	Average	Intrinsic
	Under	Exercise	Value
	Options	Price	$(000’s)
Outstanding at January 1, 2005	1,703,631	$29.31
Granted	5,000	$45.47
Exercised	(574,506)	$28.92
Lapsed or canceled	(50,540)	$28.60
Outstanding at December 31, 2005	1,083,585	$29.63
Exercised	(352,699)	$29.65
Lapsed or canceled	(40,580)	$28.53
Outstanding at December 31, 2006	690,306	$29.68
Exercised	(132,770)	$28.63
Lapsed or canceled	(59,805)	$37.44
Outstanding at December 31, 2007 ($26.75 – $45.47)	497,731	$29.03	$ 2,776
Options exercisable at December 31, 2006	571,026	$29.94	$12,017
Options exercisable at December 31, 2007	497,731	$29.03	$ 2,474
Available for grant at December 31, 2006	4,547,214
Available for grant at December 31, 2007	4,537,574

The weighted average fair value of options granted during 2005 was $3.62 per option. The fair value of each significant option grant is estimated on the date of grant using the Black-Scholes model.  The following weighted average assumptions are included in the Corporation’s fair value calculations of stock options granted during the year ended December 31, 2005.

Expected life (in years)	6
Risk-free interest rate	3.97%
Volatility	15.00%
Dividend yield	5.54%

No stock options were granted during the years ended December 31, 2007 and 2006.

Cash received from options exercised under all stock option plans was $3.8 million, $10.5 million and $16.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $3.2 million, $6.2 million and $9.1 million, respectively.  The Corporation has a policy of issuing new shares to satisfy stock option exercises.

The Operating Partnership recognized stock options expense of $132,000, $465,000 and $448,000 for the years ended December 31, 2007, 2006 and 2005, respectively.  As of December 31, 2007, the Corporation had $11.7 million of total unrecognized compensation cost related to unvested stock compensation granted under the Corporation’s stock compensation plans.  That cost is expected to be recognized over a weighted average period of 4.5 years.

STOCK COMPENSATION
The Corporation has granted stock awards (“Restricted Stock Awards”) to officers, certain other employees, and non-employee members of the Board of Directors of the Corporation, which allow the holders to each receive a certain amount of shares of the Corporation’s common stock generally over a one to five-year vesting period and generally based on time and service, of which 170,811 shares were outstanding at December 31, 2007.  Of the outstanding Restricted Stock Awards granted to executive officers and senior management, 49,673 are contingent upon the Corporation meeting certain performance and/or stock price appreciation objectives.  All Restricted Stock Awards provided to the officers and certain other employees were granted under the 2000 Employee Plan and the Employee Plan.  Restricted Stock Awards granted to directors were granted under the 2000 Director Plan.

Information regarding the Restricted Stock Awards is summarized below:

		Weighted-Average
		Grant – Date
	Shares	Fair Value
Outstanding at January 1, 2005	198,703	$ 33.19
Granted (a)	165,660	$ 43.41
Vested	(109,419)	$ 40.36
Forfeited	(8,000)	$ 43.85
Outstanding at December 31, 2005	246,944	$ 37.17
Granted (b)	81,034	$ 52.94
Vested	(102,808)	$ 43.72
Forfeited	(8,550)	$ 43.59
Outstanding at December 31, 2006	216,620	$ 39.78
Granted (c)	113,118	$ 36.29
Vested	(158,927)	$ 42.10

Outstanding at December 31, 2007	170,811	$ 35.32

(a)  Included in the 165,660 Restricted Stock Awards granted in 2005 were 37,960 awards granted to the Corporation’s four executive officers, Mitchell E. Hersh, Barry Lefkowitz, Roger W. Thomas and Michael Grossman.

(b)  Included in the 81,034 Restricted Stock Awards granted in 2006 were 67,834 awards granted to the Corporation’s five executive officers, Mitchell E. Hersh, Barry Lefkowitz, Roger W. Thomas, Michael Grossman and Mark Yeager.

(c)  Included in the 113,118 Restricted Stock Awards granted in 2007 were 82,518 awards granted to the Corporation’s five executive officers, Mitchell E. Hersh, Barry Lefkowitz, Roger W. Thomas, Michael Grossman and Mark Yeager.

On September 12, 2007, the Board of Directors of the Corporation approved the recommendations and ratified the determinations of the Executive Compensation and Option Committee of the Board of Directors (the “Committee”) with respect to new Restricted Stock Awards totaling 230,586 shares for its executive officers.

The Restricted Stock Awards may vest commencing January 1, 2009, with the number of Restricted Stock Awards scheduled to be vested and earned on each vesting date on an annual basis over a five to seven year vesting schedule, with each annual vesting of each tranche of Restricted Stock Awards is subject to the attainment of annual performance goals to be set by the Committee for each year.  In connection with the authorization of the Restricted Stock Awards, the Corporation also authorized the entering into of tax gross-up agreements with each of the executive officers.

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

During the years ended December 31, 2007, 2006 and 2005, 8,054, 6,266 and 6,655 deferred stock units were earned, respectively.  As of December 31, 2007 and 2006, there were 44,179 and 37,263 director stock units outstanding, respectively.

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

As of December 31, 2007, 2006 and 2005, the operating partnership had 14,985,538, 15,342,283 and 13,650,439 common units outstanding respectively.

EARNINGS PER UNIT
Basic EPU excludes dilution and is computed by dividing net income available to common unitholders by the weighted average number of units outstanding for the period.  Diluted EPU reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common units.

The following information presents the Operating Partnership’s results for the years ended December 31, 2007, 2006 and 2005 in accordance with FASB No. 128:  (dollars in thousands)

	Year Ended December 31,
Computation of Basic EPU	2007	2006	2005
Income from continuing operations	$ 89,255	$ 104,800	$ 92,225
Deduct: Preferred unit distributions	(2,000)	(2,000)	(5,909)
Income from continuing operations available to common unitholders	87,255	102,800	86,316
Income from discontinued operations	45,711	74,892	25,894
Net income available to common unitholders	$132,966	$177,692	$ 112,210

Weighted average common units	67,026	62,237	61,477

Basic EPU:
Income from continuing operations	$ 1.06	$ 1.33	$ 1.17
Income from discontinued operations	0.56	0.96	0.35
Net income available to common shareholders	$ 1.62	$ 2.29	$ 1.52

	Year Ended December 31,
Computation of Diluted EPU	2007	2006	2005
Income from continuing operations available to common shareholders	$ 71,129	$ 82,679	$ 71,987
Add: Income from continuing operations attributable to
Operating Partnership – common units	16,126	20,121	14,329
Income from continuing operations for diluted earnings per share	87,255	102,800	86,316
Income from discontinued operations for diluted earnings per share	45,711	74,892	25,894
Net income available to common shareholders	$132,966	$177,692	$112,210

Weighted average common shares	82,500	77,901	74,189

Diluted EPU:
Income from continuing operations	$ 1.06	$ 1.32	$ 1.16
Income from discontinued operations	0.55	0.96	0.35
Net income available to common shareholders	$ 1.61	$ 2.28	$ 1.51

The following schedule reconciles the shares used in the basic EPS calculation to the shares used in the diluted EPS calculation:

	Year Ended December 31,
	2007	2006	2005
Basic EPS shares	67,026	62,237	61,477
Add:Operating Partnership – common units	15,190	15,286	12,252
Stock options	185	310	401
Restricted Stock Awards	99	68	59
Stock Warrants	--	--	--
Diluted EPS Shares	82,500	77,901	74,189

Not included in the computations of diluted EPS were 5,000, 0, and 1,507 stock options as such securities were anti-dilutive during the years ended December 31, 2007, 2006 and 2005, respectively.  Also excluded from diluted EPS computations was 1,530,105 Series B Preferred Units, on an as converted basis into common units, as such securities were anti-dilutive during the year ended December 31, 2005.  Unvested restricted stock outstanding as of December 31, 2007, 2006 and 2005 were 170,811, 216,620 and 246,944, respectively.

13.	EMPLOYEE BENEFIT 401(k) PLANS

Employees of the Corporation who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan (the “401(k) Plan”).  The 401(k) Plan allows eligible employees to defer from 1 to 30 percent of their annual compensation, subject to certain limitations imposed by federal law.  The amounts contributed by employees are immediately vested and non-forfeitable.  The Corporation, at management’s discretion, may match employee contributions and/or make discretionary contributions.  Total expense recognized by the Operating Partnership for the 401(k) Plan for each of the three years ended December 31, 2007, 2006 and 2005 was $400,000.

All employees of the Gale Company and other affiliated participating employers, other than certain employees who are represented for collective bargaining purposes by a labor organization, who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan (the “Gale Plan”).  The Gale Plan allows eligible employees to defer from their annual compensation, the maximum amount permitted under federal law.  The amounts contributed by employees are immediately vested and non-forfeitable.  The Gale Company or the participant’s employer matches the employee’s deferral at the rate of 50 percent on the first six percent of the employee’s annual compensation for employees who have at least 1,000 hours of service and are employed on the last day of the plan year.  In addition, the Corporation, at management’s discretion, may make discretionary contributions.  Participants become 50 percent vested in employer contributions after two years of service and become 100 percent vested after three years of service.  Effective April 1, 2007, the Gale Plan was merged into the 401(k) Plan.  In accordance with the Gale/Green transactions, the Corporation continued to make matching contributions to former Gale Plan participants under the Gale Plan matching contribution formula through the payroll period ending May 4, 2007.  Moreover, federal law requires the Corporation to preserve (i) the Gale Plan vesting schedule for certain Gale Plan participants with three or more years of service as of May 4, 2007 and (ii) certain benefits previously offered under the Gale Plan.  Total expense recognized after the completion of the Gale/Green Transactions by the Operating Partnership for the Gale Plan for the years ended December 31, 2007 and 2006 was $111,000 and $370,000, respectively.

14.	DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Operating Partnership could realize on disposition of the financial instruments at December 31, 2007 and 2006.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, marketable securities, receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of December 31, 2007 and 2006.

The fair value of the fixed-rate mortgage debt and unsecured notes as of December 31, 2007 and 2006 approximated the book value of approximately $2.0 billion as of December 31, 2007 and 2006.  The fair value of the mortgage debt and the unsecured notes was determined by discounting the future contractual interest and principal payments by a market rate.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2007 and 2006.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2007 and current estimates of fair value may differ significantly from the amounts presented herein.

15.	COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS
Harborside Financial Center
Pursuant to agreements with the City of Jersey City, New Jersey, the Operating Partnership is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties located in Jersey City, as follows:

The Harborside Plaza 4-A agreement, which commenced in 2000, is for a term of 20 years.  The PILOT is equal to two percent of Total Project costs, as defined, and increases by 10 percent in years 7, 10 and 13 and by 50 percent in year 16.  Total Project costs, as defined, are $45.5 million.  The PILOT totaled $1,001,000 for the year ended December 31, 2007 and $910,000 for each of the years ended December 31, 2006 and 2005.

The Harborside Plaza 5 agreement, as amended, which commenced in 2002 upon substantial completion of the property, as defined, is for a term of 20 years.  The PILOT is equal to two percent of Total Project Costs.  Total Project Costs, as defined, are $159.6 million.  The PILOT totaled $3.2 million for each of the years ended December 31, 2007, 2006 and 2005.

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

GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Operating Partnership is the lessee, as of December 31, 2007, are as follows: (dollars in thousands)

Year	Amount
2008	$ 486
2009	501
2010	501
2011	501
2012	501
2013 through 2084	34,952

Total	$37,442

Ground lease expense incurred by the Operating Partnership during the years ended December 31, 2007, 2006 and 2005 amounted to $663,000, $698,000 and $606,000, respectively.

OTHER
The Operating Partnership may not dispose of or distribute certain of its properties, currently comprising 11 properties with an aggregate net book value of approximately $208.1 million, which were originally contributed by the sellers of certain properties to the Operating Partnership, without the express written consent of a representative of the contributors of such properties, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate members for the tax consequences of the recognition of such built-in-gains.  These transfer restrictions are scheduled to expire periodically through 2016.  Additionally, the Operating Partnership may not dispose of or distribute two properties with an aggregate net book value of approximately $12.8 million, which were originally contributed by members of the Cali Group (which includes John R. Cali, director, and John J. Cali, a former director) under similar terms and conditions, for which such restrictions are scheduled to expire in June 2008. The aforementioned restrictions do not apply in the event that the Operating Partnership sells all of its properties or in connection with a sale transaction which the Corporation’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Operating Partnership or to cure any material monetary default on any mortgage secured by a property.  Upon expiration, the Operating Partnership generally is required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the contributors of the properties.  124 of the Operating Partnership’s properties which were originally contributed by members of either the Mack Group (which includes William L. Mack, Chairman of the Corporation’s Board of Directors; David S. Mack, director; Earle I. Mack, a former director; and Mitchell E. Hersh, president, chief executive officer and director), the Robert Martin Group (which includes Martin S. Berger, director; Robert F. Weinberg, a former director; and Timothy M. Jones, former president), the Cali Group (which includes John R. Cali, director, and John J. Cali, a former director) or certain other common unitholders, with an aggregate net book value of approximately $1.9 billion, have lapsed restrictions and are subject to these conditions.

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

Future minimum rentals to be received under non-cancelable operating leases at December 31, 2007 are as follows: (dollars in thousands)

Year	Amount
2008	$ 574,203
2009	540,826
2010	478,828
2011	410,746
2012	342,727
2013 and thereafter	1,068,116

Total	$3,415,446

17.	SEGMENT REPORTING

The Operating Partnership operates in two business segments: (i) real estate and (ii) construction services.  The Operating Partnership provides leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio.  In May 2006, in conjunction with the Operating Partnership’s acquisition of the Gale Company and related businesses, the Operating Partnership acquired a business specializing solely in construction and related services whose operations comprise the Operating Partnership’s construction services segment.  The Operating Partnership had no revenues from foreign countries recorded for the year ended December 31, 2007.  Included in the Operating Partnership’s revenues for the year ended December 31, 2006 was $4,806,000 derived from foreign countries. The Operating Partnership had no long lived assets in foreign locations as of December 31, 2007 and 2006.  The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Operating Partnership evaluates performance based upon net operating income from the combined properties in the real estate segment and net operating income from its construction services segment.

Selected results of operations for the years ended December 31, 2007, 2006 and 2005 and selected asset information as of December 31, 2007 and 2006 regarding the Operating Partnership’s operating segments are as follows: (dollars in thousands)

				Total
	Real Estate	Construction Services	Corporate & Other (d)	Operating Partnership
Total revenues:
2007	$ 716,932	$97,951	$ (6,533)	$ 808,350
2006	668,297	56,582	7,133	732,012
2005	589,242	--	2,749	591,991

Total operating and interest expenses (a):
2007	$ 263,175	$96,699	$ 170,382	$ 530,256	(e)
2006	257,688	55,871	174,694	488,253	(f)
2005	207,522	--	150,682	358,204	(g)

Equity in earnings of unconsolidated
joint ventures:
2007	$ (5,918)	--	--	$ (5,918)
2006	(5,556)	--	--	(5,556)
2005	248	--	--	248

Net operating income (b):
2007	$ 447,839	$ 1,252	$(176,915)	$ 272,176	(e)
2006	405,053	711	(167,561)	238,203	(f)
2005	381,968	--	(147,933)	234,035	(g)

Total assets:
2007	$4,633,500	$35,019	$ (75,317)	$4,593,202
2006	4,281,222	28,353	113,314	4,422,889

Total long-lived assets (c):
2007	$4,268,260	--	$ (1,017)	$4,267,243
2006	4,036,393	--	1,550	4,037,943

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

(e)	Excludes $183,564 of depreciation and amortization.
(f)	Excludes $159,096 of depreciation and amortization.
(g)	Excludes $141,771 of depreciation and amortization.

18.	RELATED PARTY TRANSACTIONS

William L. Mack, Chairman of the Board of Directors of the Corporation (“W. Mack”), David S. Mack, a director of the Corporation, and Earle I. Mack, a former director of the Corporation (“E. Mack”), are the executive officers, directors and stockholders of a corporation that leases approximately 7,801 square feet at one of the Operating Partnership’s office properties, which is scheduled to expire in November 2008.  The Operating Partnership has recognized $233,000, $228,000 and $242,000 in revenue under this lease for the years ended December 31, 2007, 2006 and 2005, respectively, and had no accounts receivable from the corporation as of December 31, 2007 and 2006.

The Operating Partnership has conducted business with certain entities (“RMC Entity” or “RMC Entities”), whose principals include Timothy M. Jones, Martin S. Berger and Robert F. Weinberg, each of whom are affiliated with the Operating Partnership as the former president of the Corporation, a current member of the Board of Directors and a former member of the Board of Directors of the Corporation, respectively.  In connection with the Operating Partnership’s acquisition of 65 Class A properties from The Robert Martin Company (“Robert Martin”) on January 31, 1997, as subsequently modified, the Operating Partnership granted Robert Martin the right to designate one seat on the Corporation’s Board of Directors (“RM Board Seat”), which right has since expired.  The RM Board Seat had historically been shared between Robert F. Weinberg and Martin S. Berger, each of whom had agreed that, for so long as either of them serves on the Board of Directors, that such board seat would be rotated among Mr. Berger and Mr. Weinberg annually at the time of each annual meeting of stockholders.  At the Corporation’s 2003 annual meeting of stockholders, Mr. Berger was elected to the Board of Directors and he continued to share his board seat with Mr. Weinberg.  At the Corporation’s 2006 annual meeting of stockholders, Mr. Weinberg was elected to the Board of Directors and he resigned after the Corporation’s 2007 annual meeting of stockholder and Mr. Berger was appointed to his board seat.  The business that the Operating Partnership has conducted with RMC Entities was as follows:

(1)
The Operating Partnership provides management, leasing and construction-related services to properties in which RMC Entities have an ownership interest.  The Operating Partnership recognized approximately $2 million, $2 million and $1.1 million in revenue from RMC Entities for the years ended December 31, 2007, 2006 and 2005, respectively.  As of December 31, 2007 and 2006, respectively, the Operating Partnership had $319,000 and $131,000 accounts receivable from RMC Entities.

(2)
An RMC Entity leased space at one of the Operating Partnership’s office properties for approximately 3,330 square feet, which, after a three-year renewal and expansion signed with the Operating Partnership in 2005, now leases 4,860 square feet which is scheduled to expire in October 2008.  The Operating Partnership has recognized $132,000, $119,000 and $89,000, in revenue under this lease for the years ended December 31, 2007, 2006 and 2005, respectively, and had zero accounts receivable due from the RMC Entity, as of December 31, 2007 and 2006, respectively.

Through June 2007, Mr. Berger held a 24 percent interest, acted as chairman and chief executive officer, Mr. Weinberg also held a 24 percent interest and was a director, and W. Mack held a nine percent interest and was a director of City and Suburban Federal Savings Bank and/or one of its affiliates, which leases a total of 12,842 square feet of space at one of the Operating Partnership’s office properties, which was scheduled to expire in April 2013.  In July 2007, Messrs. Berger, Weinberg and Mack sold their interests and no longer are directors of City and Suburban Federal Savings Bank and/or its affiliates.  The Operating Partnership recognized $190,000, $404,000 and $396,000 in revenue under the leases for the years ended December 31, 2007, 2006 and 2005, respectively, and had no accounts receivable from the company as of December 31, 2007 and 2006.

Pursuant to an agreement between the Corporation and certain members and associates of the Cali family executed June 27, 2000, John J. Cali served as the Chairman Emeritus and a Board member of the Corporation, and as a consultant to the Operating Partnership and was paid an annual salary of $150,000 from June 27, 2000 through June 27, 2003.  Additionally, the Operating Partnership provided office space and administrative support to John J. Cali and Ed Leshowitz, his business partner (the “Cali Group”).  Such services were in effect from June 27, 2000 through June 27, 2004.  From June 27, 2004 through June 26, 2005, the Operating Partnership agreed to provide office space at no cost to the Cali Group.  The Operating Partnership also provides administrative support and related services for which it was reimbursed $192,000, $184,000 and $115,000 from the Cali Group for the years ended December 31, 2007, 2006 and 2005, respectively.  On June 27, 2005, an affiliate of the Cali Group entered into a three-year lease for 1,825 square feet of space at one of the Operating Partnership’s office properties, which is scheduled to expire at the end of 2011.  On September 18, 2006, an affiliate of the Cali Group entered into another lease agreement for 806 additional square feet, in the same building, commencing on December 29, 2006, which is scheduled to expire at the end of 2011.  The Operating Partnership recognized approximately $68,000, $47,000 and $24,000 in total revenue under the leases for the year ended December 31, 2007, 2006 and 2005, respectively, and had no accounts receivable from the affiliate as of December 31, 2007 and 2006.

19.	IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

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

FASB Statement No. 141(R) – (revised 2007), (“FASB No. 141(R)”), Business Combinations

In December 2007, the FASB issued FASB No. 141(R) which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Operating Partnership is currently assessing the potential impact that the adoption of FASB No. 141(R) will have on its financial position and results of operations.

FASB Statement No. 160 (“FASB No. 160”), Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51

In December 2007, the FASB issued No. 160, which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. FASB 160 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This statement is effective for fiscal years beginning on or after December 15, 2008.  The Operating Partnership is currently assessing the potential impact that the adoption of FASB No. 160 will have on its financial position and results of operations.

20.	CONDENSED QUARTERLY FINANCIAL INFORMATION (unaudited)

The following summarizes the condensed quarterly financial information for the Operating Partnership: (dollars in thousands)

Quarter Ended 2007:	December 31	September 30	June 30	March 31
Total revenues	$201,682	$212,881	$200,530	$193,257
Operating and other expenses	67,281	71,462	66,529	65,641
Direct construction costs	19,155	22,479	22,634	20,911
General and administrative	14,811	13,411	12,870	11,070
Depreciation and amortization	48,500	49,790	43,823	41,451
Total expenses	149,747	157,142	145,856	139,073
Operating Income	51,935	55,739	54,674	54,184
Interest expense	(32,240)	(32,163)	(31,333)	(30,936)
Interest and other investment income	497	985	1,571	1,617
Equity in earnings (loss) of unconsolidated
joint ventures	(432)	(1,559)	(1,696)	(2,231)
Minority interest in consolidated joint ventures	151	51	214	227
Gain on sale of investment in marketable securities	--	--	--	--
Gain on sale of investment in unconsolidated
joint ventures	--	--	--	--
Gain/(loss) on sale of land and other assets	--	--	--	--
Total other (expense) income	(32,024)	(32,686)	(31,244)	(31,323)
Income from continuing operations	19,911	23,053	23,430	22,861
Discontinued operations:
Income from discontinued operations	--	24	732	541
Realized gains (losses) and unrealized losses
on disposition of rental property, net	--	5,554	38,860	--
Total discontinued operations, net	--	5,578	39,592	541
Net income	19,911	28,631	63,022	23,402
Preferred unit distributions	(500)	(500)	(500)	(500)
Net income available to common unitholders	$ 19,411	$ 28,131	$ 62,522	$ 22,902

Basic earnings per common unit:
Income from continuing operations	$ 0.24	$ 0.27	$ 0.28	$ 0.27
Discontinued operations	--	0.07	0.48	0.01
Net income available to common unitholders	$ 0.24	$ 0.34	$ 0.76	$ 0.28

Diluted earnings per common unit:
Income from continuing operations	$ 0.24	$ 0.27	$ 0.28	$ 0.27
Discontinued operations	--	0.07	0.47	0.01
Net income available to common unitholders	$ 0.24	$ 0.34	$ 0.75	$ 0.28

Distributions declared per common unit	$ 0.64	$ 0.64	$ 0.64	$ 0.64

Quarter Ended 2006:	December 31	September 30	June 30	March 31
Total revenues	$ 196,082	$ 201,252	$ 182,789	$ 151,889
Operating and other expenses	67,134	70,895	60,256	55,382
Direct construction costs	18,454	22,569	12,579	--
General and administrative	16,280	12,173	11,846	8,775
Depreciation and amortization	43,415	39,726	39,476	36,479
Total expenses	145,283	145,363	124,157	100,636
Operating Income	50,799	55,889	58,632	51,253
Interest expense	(35,390)	(35,466)	(33,034)	(31,075)
Interest and other investment income	696	514	399	1,446
Equity in earnings (loss) of unconsolidated
joint ventures	(200)	(4,757)	(846)	247
Minority interest in consolidated joint ventures	75	113	30	--
Gain on sale of investment in marketable securities	--	--	--	15,060
Gain on sale of investment in unconsolidated
joint ventures	10,831	--	--	--
Gain/(loss) on sale of land and other assets	(416)	--	--	--
Total other (expense) income	(24,404)	(39,596)	(33,451)	(14,322)
Income from continuing operations	26,395	16,293	25,181	36,931
Discontinued operations:
Income from discontinued operations	3,619	4,237	3,730	3,701
Realized gains (losses) and unrealized losses
on disposition of rental property, net	54,700	--	4,905	--
Total discontinued operations, net	58,319	4,237	8,635	3,701
Net income	84,714	20,530	33,816	40,632
Preferred unit distributions	(500)	(500)	(500)	(500)
Net income available to common unitholders	$ 84,214	$ 20,030	$ 33,316	$ 40,132

Basic earnings per common unit:
Income from continuing operations	$ 0.33	$ 0.20	$ 0.32	$ 0.48
Discontinued operations	0.75	0.06	0.11	0.04
Net income available to common unitholders	$ 1.08	$ 0.26	$ 0.43	$ 0.52

Diluted earnings per common unit:
Income from continuing operations	$ 0.32	$ 0.20	$ 0.32	$ 0.48
Discontinued operations	0.75	0.06	0.11	0.04
Net income available to common unitholders	$ 1.07	$ 0.26	$ 0.43	$ 0.52

Distributions declared per common unit	$ 0.64	$ 0.64	$ 0.63	$ 0.63

MACK-CALI REALTY, L.P.
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2007
(dollars in thousands)

									SCHEDULE III

							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (a)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location (b)	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (c)

NEW JERSEY
Bergen County
Fair Lawn
17-17 Rte 208 North (O)	1987	1995	--	3,067	19,415	2,628	3,067	22,043	25,110	8,075
Fort Lee
One Bridge Plaza (O)	1981	1996	--	2,439	24,462	4,876	2,439	29,338	31,777	7,591
2115 Linwood Avenue (O)	1981	1998	--	474	4,419	3,772	474	8,191	8,665	1,767
Little Ferry
200 Riser Road (O)	1974	1997	--	3,888	15,551	575	3,888	16,126	20,014	4,209
Montvale
95 Chestnut Ridge Road (O)	1975	1997	--	1,227	4,907	718	1,227	5,625	6,852	1,664
135 Chestnut Ridge Road (O)	1981	1997	--	2,587	10,350	2,305	2,588	12,654	15,242	3,901
Paramus
15 East Midland Avenue (O)	1988	1997	20,600	10,375	41,497	520	10,374	42,018	52,392	10,439
461 From Road (O)	1988	1997	--	13,194	52,778	264	13,194	53,042	66,236	13,340
650 From Road (O)	1978	1997	25,600	10,487	41,949	6,378	10,487	48,327	58,814	13,687
140 East Ridgewood
Avenue (O)	1981	1997	16,100	7,932	31,463	4,619	7,932	36,082	44,014	9,141
61 South Paramus Avenue (O)	1985	1997	20,800	9,005	36,018	6,245	9,005	42,263	51,268	11,005
Ridgefield Park
105 Challenger Road (O)	--	2006	18,968	4,714	29,768	--	4,714	29,768	34,482	1,764
Rochelle Park
120 Passaic Street (O)	1972	1997	--	1,354	5,415	102	1,357	5,514	6,871	1,402
365 West Passaic Street (O)	1976	1997	12,250	4,148	16,592	3,472	4,148	20,064	24,212	5,463
395 West Passaic Street (O)	1979	2006	12,596	2,550	17,131	394	2,550	17,525	20,075	970
Upper Saddle River			--
1 Lake Street (O)	1994	1997	35,550	13,952	55,812	51	13,953	55,862	69,815	14,023
10 Mountainview Road (O)	1986	1998	--	4,240	20,485	2,522	4,240	23,007	27,247	5,827
Woodcliff Lake
400 Chestnut Ridge Road (O)	1982	1997	--	4,201	16,802	5,080	4,201	21,882	26,083	5,943
470 Chestnut Ridge Road (O)	1987	1997	--	2,346	9,385	1,213	2,346	10,598	12,944	2,364
530 Chestnut Ridge Road (O)	1986	1997	--	1,860	7,441	3	1,860	7,444	9,304	1,869
300 Tice Boulevard (O)	1991	1996	--	5,424	29,688	3,116	5,424	32,804	38,228	9,821
50 Tice Boulevard (O)	1984	1994	19,100	4,500	--	25,739	4,500	25,739	30,239	14,455

MACK-CALI REALTY, L.P.
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2007
(dollars in thousands)

									SCHEDULE III

							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (a)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location (b)	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (c)

Burlington County
Burlington
3 Terri Lane (F)	1991	1998	--	652	3,433	1,744	658	5,171	5,829	1,538
5 Terri Lane (F)	1992	1998	--	564	3,792	2,146	569	5,933	6,502	1,948
Moorestown
2 Commerce Drive (F)	1986	1999	--	723	2,893	471	723	3,364	4,087	667
101 Commerce Drive (F)	1988	1998	--	422	3,528	437	426	3,961	4,387	1,009
102 Commerce Drive (F)	1987	1999	--	389	1,554	321	389	1,875	2,264	419
201 Commerce Drive (F)	1986	1998	--	254	1,694	502	258	2,192	2,450	664
202 Commerce Drive (F)	1988	1999	--	490	1,963	455	490	2,418	2,908	600
1 Executive Drive (F)	1989	1998	--	226	1,453	418	228	1,869	2,097	577
2 Executive Drive (F)	1988	2000	--	801	3,206	905	801	4,111	4,912	942
101 Executive Drive (F)	1990	1998	--	241	2,262	557	244	2,816	3,060	744
102 Executive Drive (F)	1990	1998	--	353	3,607	217	357	3,820	4,177	1,027
225 Executive Drive (F)	1990	1998	--	323	2,477	482	326	2,956	3,282	823
97 Foster Road (F)	1982	1998	--	208	1,382	310	211	1,689	1,900	450
1507 Lancer Drive (F)	1995	1998	--	119	1,106	51	120	1,156	1,276	299
840 North Lenola Road (F)	1995	1998	--	329	2,366	527	333	2,889	3,222	879
844 North Lenola Road (F)	1995	1998	--	239	1,714	260	241	1,972	2,213	602
915 North Lenola Road (F)	1998	2000	--	508	2,034	285	508	2,319	2,827	621
1245 North Church Street (F)	1998	2001	--	691	2,810	17	691	2,827	3,518	477
1247 North Church Street (F)	1998	2001	--	805	3,269	205	805	3,474	4,279	602
1256 North Church (F)	1984	1998	--	354	3,098	532	357	3,627	3,984	1,158
224 Strawbridge Drive (O)	1984	1997	--	766	4,335	3,846	767	8,180	8,947	2,989
228 Strawbridge Drive (O)	1984	1997	--	766	4,334	2,208	767	6,541	7,308	1,855
232 Strawbridge Drive (O)	1986	2004	--	1,521	7,076	1,935	1,521	9,011	10,532	891
2 Twosome Drive (F)	2000	2001	--	701	2,807	18	701	2,825	3,526	471
30 Twosome Drive (F)	1997	1998	--	234	1,954	424	236	2,376	2,612	574
31 Twosome Drive (F)	1998	2001	--	815	3,276	102	815	3,378	4,193	588
40 Twosome Drive (F)	1996	1998	--	297	2,393	274	301	2,663	2,964	784
41 Twosome Drive (F)	1998	2001	--	605	2,459	43	605	2,502	3,107	435
50 Twosome Drive (F)	1997	1998	--	301	2,330	120	304	2,447	2,751	680
West Deptford
1451 Metropolitan Drive (F)	1996	1998	--	203	1,189	30	206	1,216	1,422	327

Essex County
Millburn
150 J.F. Kennedy Parkway (O)	1980	1997	--	12,606	50,425	8,620	12,606	59,045	71,651	15,958

MACK-CALI REALTY, L.P.
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2007
(dollars in thousands)

									SCHEDULE III

							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (a)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location (b)	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (c)

Roseland
101 Eisenhower Parkway (O)	1980	1994	--	228	--	15,969	228	15,969	16,197	10,288
103 Eisenhower Parkway (O)	1985	1994	--	--	--	14,971	2,300	12,671	14,971	7,353
105 Eisenhower Parkway (O)	2001	2001	--	4,430	42,898	2,363	--	49,691	49,691	10,701

Hudson County
Jersey City
Harborside Financial Center
Plaza 1 (O)	1983	1996	--	3,923	51,013	25,709	3,923	76,722	80,645	15,176
Harborside Financial Center
Plaza 2 (O)	1990	1996	--	17,655	101,546	16,663	15,057	120,807	135,864	34,410
Harborside Financial Center
Plaza 3 (O)	1990	1996	--	17,655	101,878	16,332	15,058	120,807	135,865	34,411
Harborside Financial Center
Plaza 4A (O)	2000	2000	--	1,244	56,144	8,722	1,244	64,866	66,110	13,574
Harborside Financial Center
Plaza 5 (O)	2002	2002	--	6,218	170,682	55,712	5,705	226,907	232,612	34,175
101 Hudson Street (O)	1992	2004	--	45,530	271,376	4,422	45,530	275,798	321,328	27,024

Mercer County
Hamilton Township
3 AAA Drive (O)	1981	2007	--	242	3,218	346	242	3,564	3,806	54
100 Horizon Drive (F)	1989	1995	--	205	1,676	83	172	1,792	1,964	554
200 Horizon Drive (F)	1991	1995	--	205	3,027	213	205	3,240	3,445	1,060
300 Horizon Drive (F)	1989	1995	--	379	4,355	1,104	379	5,459	5,838	1,834
500 Horizon Drive (F)	1990	1995	--	379	3,395	641	344	4,071	4,415	1,353
600 Horizon Drive (F)	2002	2002	--	--	7,549	651	685	7,515	8,200	955
700 Horizon Drive (O)	2007	2007	--	490	43	16,990	1,355	16,168	17,523	238
2 South Gold Drive (O)	1974	2007	--	476	3,487	25	476	3,512	3,988	58
Princeton
103 Carnegie Center (O)	1984	1996	--	2,566	7,868	2,025	2,566	9,893	12,459	3,152
100 Overlook Center (O)	1988	1997	--	2,378	21,754	4,468	2,378	26,222	28,600	7,108
5 Vaughn Drive (O)	1987	1995	--	657	9,800	1,732	657	11,532	12,189	4,181

Middlesex County
East Brunswick
377 Summerhill Road (O)	1977	1997	--	649	2,594	374	649	2,968	3,617	751
Edison
343 Thornall Street (O)	1991	2006	--	6,027	39,101	4,620	6,027	43,721	49,748	2,212
Piscataway
30 Knightsbridge Road,
Building 3 (O)	1977	2004	--	1,030	7,269	316	1,034	7,581	8,615	657
30 Knightsbridge Road,
Building 4 (O)	1977	2004	--	1,433	10,121	344	1,429	10,469	11,898	908

MACK-CALI REALTY, L.P.
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2007
(dollars in thousands)

									SCHEDULE III

							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (a)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location (b)	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (c)

30 Knightsbridge Road,
Building 5 (O)	1977	2004	--	2,979	21,035	6,898	2,979	27,933	30,912	2,543
30 Knightsbridge Road,
Building 6 (O)	1977	2004	--	448	3,161	4,469	448	7,630	8,078	426
Plainsboro
500 College Road East (O)	1984	1998	--	614	20,626	1,514	614	22,140	22,754	5,482
South Brunswick
3 Independence Way (O)	1983	1997	--	1,997	11,391	1,307	1,997	12,698	14,695	3,379
Woodbridge
581 Main Street (O)	1991	1997	--	3,237	12,949	24,217	8,115	32,288	40,403	7,446

Monmouth County
Middletown
23 Main Street (O)	1977	2005	32,968	4,336	19,544	8,903	4,336	28,447	32,783	2,739
2 Paragon Way (O)	1989	2005	--	999	4,619	763	999	5,382	6,381	617
3 Paragon Way (O)	1991	2005	--	1,423	6,041	1,693	1,423	7,734	9,157	582
4 Paragon Way (O)	2002	2005	--	1,961	8,827	43	1,961	8,870	10,831	1,172
One River Center,
Building 1 (O)	1983	2004	--	3,070	17,414	2,104	2,451	20,137	22,588	2,235
One River Center,
Building 2 (O)	1983	2004	--	2,468	15,043	971	2,452	16,030	18,482	1,273
One River Center,
Building 3 (O)	1984	2004	--	4,051	24,790	4,358	4,627	28,572	33,199	2,273
100 Willowbrook Road (O)	1988	2005	--	1,264	5,573	772	1,264	6,345	7,609	576
Neptune
3600 Route 66 (O)	1989	1995	--	1,098	18,146	1,462	1,098	19,608	20,706	5,728
Wall Township
1305 Campus Parkway (O)	1988	1995	--	335	2,560	482	335	3,042	3,377	830
1325 Campus Parkway (F)	1988	1995	--	270	2,928	1,337	270	4,265	4,535	1,713
1340 Campus Parkway (F)	1992	1995	--	489	4,621	1,664	489	6,285	6,774	1,882
1345 Campus Parkway (F)	1995	1997	--	1,023	5,703	1,558	1,024	7,260	8,284	2,449
1350 Campus Parkway (O)	1990	1995	--	454	7,134	1,046	454	8,180	8,634	2,597
1433 Highway 34 (F)	1985	1995	--	889	4,321	1,040	889	5,361	6,250	1,587
1320 Wyckoff Avenue (F)	1986	1995	--	255	1,285	68	255	1,353	1,608	405
1324 Wyckoff Avenue (F)	1987	1995	--	230	1,439	246	230	1,685	1,915	500

MACK-CALI REALTY, L.P.
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2007
(dollars in thousands)

									SCHEDULE III

							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (a)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location (b)	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (c)

Morris County
Florham Park
325 Columbia Parkway (O)	1987	1994	--	1,564	--	14,847	1,564	14,847	16,411	7,400
Morris Plains
250 Johnson Road (O)	1977	1997	--	2,004	8,016	1,175	2,004	9,191	11,195	2,354
201 Littleton Road (O)	1979	1997	--	2,407	9,627	1,096	2,407	10,723	13,130	2,916
Morris Township
412 Mt. Kemble Avenue (O)	1985	2004	--	4,360	33,167	5,884	4,360	39,051	43,411	3,286
Parsippany
4 Campus Drive (O)	1983	2001	--	5,213	20,984	1,665	5,213	22,649	27,862	4,160
6 Campus Drive (O)	1983	2001	--	4,411	17,796	2,604	4,411	20,400	24,811	3,927
7 Campus Drive (O)	1982	1998	--	1,932	27,788	2,176	1,932	29,964	31,896	6,893
8 Campus Drive (O)	1987	1998	--	1,865	35,456	4,123	1,865	39,579	41,444	10,685
9 Campus Drive (O)	1983	2001	--	3,277	11,796	17,370	5,842	26,601	32,443	6,710
4 Century Drive (O)	1981	2004	--	1,787	9,575	1,067	1,787	10,642	12,429	974
5 Century Drive (O)	1981	2004	--	1,762	9,341	446	1,762	9,787	11,549	718
6 Century Drive (O)	1981	2004	--	1,289	6,848	2,596	1,289	9,444	10,733	946
2 Dryden Way (O)	1990	1998	--	778	420	110	778	530	1,308	116
4 Gatehall Drive (O)	1988	2000	--	8,452	33,929	3,810	8,452	37,739	46,191	7,630
2 Hilton Court (O)	1991	1998	--	1,971	32,007	3,069	1,971	35,076	37,047	9,201
1633 Littleton Road (O)	1978	2002	--	2,283	9,550	163	2,355	9,641	11,996	1,807
600 Parsippany Road (O)	1978	1994	--	1,257	5,594	3,128	1,257	8,722	9,979	2,954
1 Sylvan Way (O)	1989	1998	--	1,689	24,699	394	1,021	25,761	26,782	7,794
5 Sylvan Way (O)	1989	1998	--	1,160	25,214	2,250	1,161	27,463	28,624	7,037
7 Sylvan Way (O)	1987	1998	--	2,084	26,083	2,092	2,084	28,175	30,259	7,521
35 Waterview Boulevard (O)	1990	2006	20,104	5,133	28,059	605	5,133	28,664	33,797	1,762
5 Wood Hollow Road (O)	1979	2004	--	5,302	26,488	12,578	5,302	39,066	44,368	3,592

Passaic County
Clifton
777 Passaic Avenue (O)	1983	1994	--	--	--	6,981	1,100	5,881	6,981	3,147
Totowa
1 Center Court (F)	1999	1999	--	270	1,824	627	270	2,451	2,721	971
2 Center Court (F)	1998	1998	--	191	--	2,255	191	2,255	2,446	519
11 Commerce Way (F)	1989	1995	--	586	2,986	95	586	3,081	3,667	960
20 Commerce Way (F)	1992	1995	--	516	3,108	81	516	3,189	3,705	978
29 Commerce Way (F)	1990	1995	--	586	3,092	950	586	4,042	4,628	1,467
40 Commerce Way (F)	1987	1995	--	516	3,260	85	516	3,345	3,861	1,012
45 Commerce Way (F)	1992	1995	--	536	3,379	515	536	3,894	4,430	1,192
60 Commerce Way (F)	1988	1995	--	526	3,257	431	526	3,688	4,214	1,231

MACK-CALI REALTY, L.P.
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2007
(dollars in thousands)

									SCHEDULE III

							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (a)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location (b)	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (c)

80 Commerce Way (F)	1996	1996	--	227	--	1,513	453	1,287	1,740	480
100 Commerce Way (F)	1996	1996	--	226	--	1,060	--	1,286	1,286	480
120 Commerce Way (F)	1994	1995	--	228	--	1,574	457	1,345	1,802	414
140 Commerce Way (F)	1994	1995	--	229	--	1,016	--	1,245	1,245	414
999 Riverview Drive (O)	1988	1995	--	476	6,024	626	476	6,650	7,126	2,143

Somerset County
Basking Ridge
106 Allen Road (O)	2000	2000	--	3,853	14,465	3,806	4,093	18,031	22,124	5,407
222 Mt. Airy Road (O)	1986	1996	--	775	3,636	2,162	775	5,798	6,573	1,461
233 Mt. Airy Road (O)	1987	1996	--	1,034	5,033	1,646	1,034	6,679	7,713	2,384
Bridgewater
721 Route 202/206 (O)	1989	1997	--	6,730	26,919	8,278	6,730	35,197	41,927	7,094

Union County
Clark
100 Walnut Avenue (O)	1985	1994	--	--	--	16,750	1,822	14,928	16,750	8,494
Cranford
6 Commerce Drive (O)	1973	1994	--	250	--	2,948	250	2,948	3,198	1,895
11 Commerce Drive (O)	1981	1994	--	470	--	5,749	470	5,749	6,219	3,559
12 Commerce Drive (O)	1967	1997	--	887	3,549	1,851	887	5,400	6,287	1,723
14 Commerce Drive (O)	1971	2003	--	1,283	6,344	49	1,283	6,393	7,676	683
20 Commerce Drive (O)	1990	1994	--	2,346	--	20,714	2,346	20,714	23,060	8,425
25 Commerce Drive (O)	1971	2002	--	1,520	6,186	320	1,520	6,506	8,026	1,651
65 Jackson Drive (O)	1984	1994	--	541	--	6,374	542	6,373	6,915	3,367
New Providence
890 Mountain Road (O)	1977	1997	--	2,796	11,185	5,021	3,765	15,237	19,002	3,803

NEW YORK
New York County
New York
125 Broad Street (O)	1970	2007		50,191	207,002	7,309	50,191	214,311	264,502	4,135

Rockland County
Suffern
400 Rella Boulevard (O)	1988	1995	--	1,090	13,412	3,019	1,090	16,431	17,521	5,836

Westchester County
Elmsford
11 Clearbrook Road (F)	1974	1997	--	149	2,159	425	149	2,584	2,733	699
75 Clearbrook Road (F)	1990	1997	--	2,314	4,716	107	2,314	4,823	7,137	1,306
100 Clearbrook Road (O)	1975	1997	--	220	5,366	1,262	220	6,628	6,848	1,893
125 Clearbrook Road (F)	2002	2002	--	1,055	3,676	(51)	1,055	3,625	4,680	931
150 Clearbrook Road (F)	1975	1997	--	497	7,030	1,198	497	8,228	8,725	2,241

MACK-CALI REALTY, L.P.
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2007
(dollars in thousands)

									SCHEDULE III

							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (a)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location (b)	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (c)

175 Clearbrook Road (F)	1973	1997	--	655	7,473	907	655	8,380	9,035	2,444
200 Clearbrook Road (F)	1974	1997	--	579	6,620	1,031	579	7,651	8,230	2,273
250 Clearbrook Road (F)	1973	1997	--	867	8,647	1,476	867	10,123	10,990	2,927
50 Executive Boulevard (F)	1969	1997	--	237	2,617	235	237	2,852	3,089	749
77 Executive Boulevard (F)	1977	1997	--	34	1,104	154	34	1,258	1,292	374
85 Executive Boulevard (F)	1968	1997	--	155	2,507	539	155	3,046	3,201	798
101 Executive Boulevard (O)	1971	1997	--	267	5,838	868	267	6,706	6,973	1,884
300 Executive Boulevard (F)	1970	1997	--	460	3,609	322	460	3,931	4,391	1,058
350 Executive Boulevard (F)	1970	1997	--	100	1,793	153	100	1,946	2,046	618
399 Executive Boulevard (F)	1962	1997	--	531	7,191	62	531	7,253	7,784	1,977
400 Executive Boulevard (F)	1970	1997	--	2,202	1,846	450	2,202	2,296	4,498	783
500 Executive Boulevard (F)	1970	1997	--	258	4,183	781	258	4,964	5,222	1,563
525 Executive Boulevard (F)	1972	1997	--	345	5,499	724	345	6,223	6,568	1,856
700 Executive Boulevard (L)	N/A	1997	--	970	--	--	970	--	970	--
3 Odell Plaza (O)	1984	2003	--	1,322	4,777	2,100	1,322	6,877	8,199	1,061
5 Skyline Drive (F)	1980	2001	--	2,219	8,916	1,555	2,219	10,471	12,690	2,157
6 Skyline Drive (F)	1980	2001	--	740	2,971	24	740	2,995	3,735	949
555 Taxter Road (O)	1986	2000	--	4,285	17,205	5,603	4,285	22,808	27,093	4,980
565 Taxter Road (O)	1988	2000	--	4,285	17,205	3,580	4,233	20,837	25,070	4,620
570 Taxter Road (O)	1972	1997	--	438	6,078	951	438	7,029	7,467	2,208
1 Warehouse Lane (I)	1957	1997	--	3	268	234	3	502	505	124
2 Warehouse Lane (I)	1957	1997	--	4	672	188	4	860	864	309
3 Warehouse Lane (I)	1957	1997	--	21	1,948	526	21	2,474	2,495	784
4 Warehouse Lane (I)	1957	1997	--	84	13,393	2,704	85	16,096	16,181	4,435
5 Warehouse Lane (I)	1957	1997	--	19	4,804	1,436	19	6,240	6,259	1,703
6 Warehouse Lane (I)	1982	1997	--	10	4,419	328	10	4,747	4,757	1,279
1 Westchester Plaza (F)	1967	1997	--	199	2,023	187	199	2,210	2,409	618
2 Westchester Plaza (F)	1968	1997	--	234	2,726	226	234	2,952	3,186	805
3 Westchester Plaza (F)	1969	1997	--	655	7,936	527	655	8,463	9,118	2,415
4 Westchester Plaza (F)	1969	1997	--	320	3,729	404	320	4,133	4,453	1,083
5 Westchester Plaza (F)	1969	1997	--	118	1,949	200	118	2,149	2,267	691
6 Westchester Plaza (F)	1968	1997	--	164	1,998	226	164	2,224	2,388	691
7 Westchester Plaza (F)	1972	1997	--	286	4,321	214	286	4,535	4,821	1,237
8 Westchester Plaza (F)	1971	1997	--	447	5,262	995	447	6,257	6,704	1,675
Hawthorne
200 Saw Mill River Road (F)	1965	1997	--	353	3,353	487	353	3,840	4,193	1,105
1 Skyline Drive (O)	1980	1997	--	66	1,711	301	66	2,012	2,078	571
2 Skyline Drive (O)	1987	1997	--	109	3,128	471	109	3,599	3,708	1,154
4 Skyline Drive (F)	1987	1997	--	363	7,513	1,738	363	9,251	9,614	2,615
7 Skyline Drive (O)	1987	1998	--	330	13,013	1,440	330	14,453	14,783	3,706

MACK-CALI REALTY, L.P.
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2007
(dollars in thousands)

									SCHEDULE III

							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (a)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location (b)	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (c)

8 Skyline Drive (F)	1985	1997	--	212	4,410	1,967	212	6,377	6,589	2,251
10 Skyline Drive (F)	1985	1997	--	134	2,799	605	134	3,404	3,538	830
11 Skyline Drive (F)	1989	1997	--	--	4,788	430	--	5,218	5,218	1,580
12 Skyline Drive (F)	1999	1999	--	1,562	3,254	1,142	1,320	4,638	5,958	1,536
14 Skyline Drive (L)	N/A	2002	--	964		16	980	--	980	--
15 Skyline Drive (F)	1989	1997	--	--	7,449	344		7,793	7,793	2,233
16 Skyline Drive (L)	N/A	2002	--	850	--	31	881	--	881	--
17 Skyline Drive (O)	1989	1997	--	--	7,269	776	--	8,045	8,045	2,051
19 Skyline Drive (O)	1982	1997	--	2,355	34,254	3,536	2,356	37,789	40,145	12,185
Tarrytown
200 White Plains Road (O)	1982	1997	--	378	8,367	1,258	378	9,625	10,003	2,666
220 White Plains Road (O)	1984	1997	--	367	8,112	1,246	367	9,358	9,725	2,591
230 White Plains Road (R)	1984	1997	--	124	1,845	107	124	1,952	2,076	508
White Plains
1 Barker Avenue (O)	1975	1997	--	208	9,629	1,145	207	10,775	10,982	3,074
3 Barker Avenue (O)	1983	1997	--	122	7,864	2,003	122	9,867	9,989	3,071
50 Main Street (O)	1985	1997	--	564	48,105	7,642	564	55,747	56,311	16,029
11 Martine Avenue (O)	1987	1997	--	127	26,833	4,896	127	31,729	31,856	9,740
1 Water Street (O)	1979	1997	--	211	5,382	1,177	211	6,559	6,770	1,906
Yonkers
100 Corporate Boulevard (F)	1987	1997	--	602	9,910	870	602	10,780	11,382	3,152
200 Corporate Boulevard
South (F)	1990	1997	--	502	7,575	456	502	8,031	8,533	2,146
250 Corporate Boulevard
South (L)	N/A	2002	--	1,028	--	255	1,139	144	1,283
1 Enterprise Boulevard (L)	N/A	1997	--	1,379	--	1	1,380	--	1,380	--
1 Executive Boulevard (O)	1982	1997	--	1,104	11,904	2,021	1,105	13,924	15,029	4,055
2 Executive Plaza (R)	1986	1997	--	89	2,439	3	89	2,442	2,531	666
3 Executive Plaza (O)	1987	1997	--	385	6,256	1,728	385	7,984	8,369	2,753
4 Executive Plaza (F)	1986	1997	--	584	6,134	1,859	584	7,993	8,577	2,348
6 Executive Plaza (F)	1987	1997	--	546	7,246	384	546	7,630	8,176	2,119
1 Odell Plaza (F)	1980	1997	--	1,206	6,815	880	1,206	7,695	8,901	2,100
5 Odell Plaza (F)	1983	1997	--	331	2,988	270	331	3,258	3,589	902
7 Odell Plaza (F)	1984	1997	--	419	4,418	470	419	4,888	5,307	1,307

PENNSYLVANIA
Chester County
Berwyn
1000 Westlakes Drive (O)	1989	1997	--	619	9,016	570	619	9,586	10,205	2,768
1055 Westlakes Drive (O)	1990	1997	--	1,951	19,046	4,218	1,951	23,264	25,215	7,164

MACK-CALI REALTY, L.P.
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2007
(dollars in thousands)

									SCHEDULE III

							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (a)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location (b)	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (c)

1205 Westlakes Drive (O)	1988	1997	--	1,323	20,098	2,643	1,323	22,741	24,064	6,275
1235 Westlakes Drive (O)	1986	1997	--	1,417	21,215	3,433	1,418	24,647	26,065	6,902

Delaware County
Lester
100 Stevens Drive (O)	1986	1996	--	1,349	10,018	3,154	1,349	13,172	14,521	4,101
200 Stevens Drive (O)	1987	1996	--	1,644	20,186	4,748	1,644	24,934	26,578	7,752
300 Stevens Drive (O)	1992	1996	--	491	9,490	1,919	491	11,409	11,900	3,683
Media
1400 Providence Rd,
Center I (O)	1986	1996	--	1,042	9,054	2,457	1,042	11,511	12,553	3,724
1400 Providence Rd,
Center II (O)	1990	1996	--	1,543	16,464	3,138	1,544	19,601	21,145	6,455

Montgomery County
Bala Cynwyd
150 Monument Road (O)	1981	2004	--	2,845	14,780	3,352	2,845	18,132	20,977	1,455
Blue Bell
4 Sentry Parkway (O)	1982	2003	--	1,749	7,721	189	1,749	7,910	9,659	854
16 Sentry Parkway (O)	1988	2002	--	3,377	13,511	1,344	3,377	14,855	18,232	3,138
18 Sentry Parkway (O)	1988	2002	--	3,515	14,062	1,544	3,515	15,606	19,121	3,172
King of Prussia
2200 Renaissance Blvd (O)	1985	2002	22,034	5,347	21,453	2,696	5,347	24,149	29,496	5,709
Lower Providence
1000 Madison Avenue (O)	1990	1997	--	1,713	12,559	2,539	1,714	15,097	16,811	3,887
Plymouth Meeting
1150 Plymouth Meeting
Mall (O)	1970	1997	--	125	499	31,117	6,219	25,522	31,741	6,973
Five Sentry Parkway East (O)	1984	1996	--	642	7,992	1,306	642	9,298	9,940	2,419
Five Sentry Parkway West (O)	1984	1996	--	268	3,334	543	268	3,877	4,145	957

CONNETICUT
Fairfield County
Norwalk
40 Richards Avenue (O)	1985	1998	--	1,087	18,399	3,363	1,087	21,762	22,849	5,213
Stamford
1266 East Main Street (O)	1984	2002	17,575	6,638	26,567	3,565	6,638	30,132	36,770	5,499

MACK-CALI REALTY, L.P.
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2007
(dollars in thousands)

									SCHEDULE III

							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (a)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location (b)	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (c)

419 West Avenue (F)	1986	1997	--	4,538	9,246	1,241	4,538	10,487	15,025	3,131
500 West Avenue (F)	1988	1997	--	415	1,679	165	415	1,844	2,259	564
550 West Avenue (F)	1990	1997	--	1,975	3,856	59	1,975	3,915	5,890	1,057
600 West Avenue (F)	1999	1999	--	2,305	2,863	839	2,305	3,702	6,007	761
650 West Avenue (F)	1998	1998	--	1,328	--	4,260	1,328	4,260	5,588	1,690

DISTRICT OF COLUMBIA
Washington,
1201 Connecticut Avenue,
NW (O)	1940	1999	--	14,228	18,571	3,153	14,228	21,724	35,952	4,773
1400 L Street, NW (O)	1987	1998	--	13,054	27,423	6,441	13,054	33,864	46,918	7,570

MARYLAND
Prince George’s County
Greenbelt
9200 Edmonston Road (O)	1973/03	2006	5,096	1,547	4,131	51	1,547	4,182	5,729	327
6301 Ivy Lane (O)	1979/95	2006	6,655	5,168	14,706	360	5,168	15,066	20,234	1,130
6303 Ivy Lane (O)	1980/03	2006	--	5,115	13,860	155	5,115	14,015	19,130	1,016
6305 Ivy Lane (O)	1982/95	2006	7,098	5,615	14,420	389	5,615	14,809	20,424	1,163
6404 Ivy Lane (O)	1987	2006	13,029	7,578	20,785	462	7,578	21,247	28,825	1,860
6406 Ivy Lane (O)	1991	2006	--	7,514	21,152	145	7,514	21,297	28,811	1,349
6411 Ivy Lane (O)	1984/05	2006	--	6,867	17,470	337	6,867	17,807	24,674	1,393
Lanham
4200 Parliament Place (O)	1989	1998	--	2,114	13,546	626	1,393	14,893	16,286	4,227

Projects Under Development
and Developable Land			--	122,796	17,949	--	122,796	17,949	140,745	297

Furniture, Fixtures
and Equipment			--	--	--	8,956	--	8,956	8,956	6,810

TOTALS			306,123	716,382	3,436,947	732,100	726,253	4,159,176	4,885,429	907,013

(a)	The aggregate cost for federal income tax purposes at December 31, 2007 was approximately $3.0 billion.

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

MACK-CALI REALTY, L.P.
NOTE TO SCHEDULE III

Changes in rental properties and accumulated depreciation for the periods ended December 31, 2007, 2006 and 2005 are as follows: (dollars in thousands)

	2007	2006	2005
Rental Properties
Balance at beginning of year	$4,573,587	$4,491,752	$4,160,959
Additions	372,793	405,883	485,680
Properties sold	(47,394)	(313,345)	(120,755)
Retirements/disposals	(19,488)	(10,703)	(34,132)
Balance at end of year	$4,879,498	$4,573,587	$4,491,752

Accumulated Depreciation
Balance at beginning of year	$ 796,793	$ 722,980	$ 641,626
Depreciation expense	140,240	131,848	128,814
Properties sold	(11,224)	(53,037)	(16,691)
Retirements/disposals	(18,796)	(4,998)	(30,769)
Balance at end of year	$ 907,013	$ 796,793	$ 722,980

MACK-CALI REALTY, L.P.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mack-Cali Realty, L.P.
(Registrant)
By: Mack-Cali Realty Corporation
its General Partner

Date: February 13, 2008                                                                       /s/ Barry Lefkowitz
Barry Lefkowitz
Executive Vice President and
  Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ William L. Mack	Chairman of the Board	February 13, 2008
William L. Mack

/s/ Mitchell E. Hersh	President and Chief Executive	February 13, 2008
Mitchell E. Hersh	Officer and Director

/s/ Barry Lefkowitz	Executive Vice President and	February 13, 2008
Barry Lefkowitz	Chief Financial Officer

/s/ Martin S. Berger	Director	February 13, 2008
Martin S. Berger

/s/ Alan S. Bernikow	Director	February 13, 2008
Alan S. Bernikow

/s/ John R. Cali	Director	February 13, 2008
John R. Cali

/s/ Kenneth M. Duberstein	Director	February 13, 2008
Kenneth M. Duberstein

Name	Title	Date

/s/ Nathan Gantcher	Director	February 13, 2008
Nathan Gantcher

/s/ David S. Mack	Director	February 13, 2008
David S. Mack

/s/ Alan G. Philibosian	Director	February 13, 2008
Alan G. Philibosian

/s/ Irvin D. Reid	Director	February 13, 2008
Irvin D. Reid

/s/ Vincent Tese	Director	February 13, 2008
Vincent Tese

/s/ Roy J. Zuckerberg	Director	February 13, 2008
Roy J. Zuckerberg

MACK-CALI REALTY, L.P.

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1	Restated Charter of Mack-Cali Realty Corporation dated June 11, 2001 (filed as Exhibit 3.1 to the Operating Partnership’s Form 10-Q dated June 30, 2001 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Mack-Cali Realty Corporation dated June 10, 1999 (filed as Exhibit 3.2 to the Corporation’s Form 8-K dated June 10, 1999 and incorporated herein by reference).

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

10.73
Form of Restricted Share Award Agreement effective December 4, 2007 by and between Mack-Cali Realty Corporation and each of Mitchell E. Hersh, Barry Lefkowitz, Michael Grossman, Mark Yeager and Roger W. Thomas (filed as Exhibit 10.1 to the Operating Partnership’s Form 8-K dated December 4, 2007 and incorporated herein by reference).

10.74
Form of Tax Gross-Up Agreement effective December 4, 2007 by and between Mack-Cali Realty Corporation and each of Mitchell E. Hersh, Barry Lefkowitz, Michael Grossman, Mark Yeager and Roger W. Thomas (filed as Exhibit 10.2 to the Operating Partnership’s Form 8-K dated December 4, 2007 and incorporated herein by reference).

10.75
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

10.76
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

10.77
Extension and Modification Agreement dated as of September 16, 2005 by and among Mack-Cali Realty, L.P., JPMorgan Chase Bank, N.A., as administrative agent, and the several Lenders Party thereto (filed as Exhibit 10.1 to the Operating Partnership’s Form 8-K dated September 16, 2005 and incorporated herein by reference).

10.78
Second Modification Agreement dated as of July 14, 2006 by and among Mack-Cali Realty, L.P., JPMorgan Chase Bank, N.A., as administrative agent, and the several Lenders party thereto (filed as Exhibit 10.1 to the Operating Partnership’s Form 8-K dated July 14, 2006 and incorporated herein by reference).

10.79
Extension and Third Modification Agreement dated as of June 22, 2007 by and among Mack-Cali Realty, L.P., JPMorgan Chase Bank, N.A., as administrative agent, and the several Lenders party thereto. (filed as Exhibit 10.1 to the Operating Partnership’s Form 8-K dated June 22, 2007 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.80
Fourth Modification Agreement dated as of September 21, 2007 by and among Mack Cali Realty, L.P., JPMorgan Chase Bank, N.A., as administrative agent and the several Lenders party thereto (filed as Exhibit 10.1 to the Operating Partnership’s Form 8-K dated September 21, 2007 and incorporated herein by reference).

10.81
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

10.82
Contribution and Exchange Agreement among The MK Contributors, The MK Entities, The Patriot Contributors, The Patriot Entities, Patriot American Management and Leasing Corp., Cali Realty, L.P. and Cali Realty Corporation, dated September 18, 1997 (filed as Exhibit 10.98 to the Corporation’s Form 8-K dated September 19, 1997 and incorporated herein by reference).

10.83
First Amendment to Contribution and Exchange Agreement, dated as of December 11, 1997, by and among the Corporation and the Mack Group (filed as Exhibit 10.99 to the Corporation’s Form 8-K dated December 11, 1997 and incorporated herein by reference).

10.84
Employee Stock Option Plan of Mack-Cali Realty Corporation (filed as Exhibit 10.1 to the Corporation’s Post-Effective Amendment No. 1 to Form S-8, Registration No. 333-44443, and incorporated herein by reference).

10.85
Director Stock Option Plan of Mack-Cali Realty Corporation (filed as Exhibit 10.2 to the Corporation’s Post-Effective Amendment No. 1 to Form S-8, Registration No. 333-44443, and incorporated herein by reference).

10.86
2000 Employee Stock Option Plan (filed as Exhibit 10.1 to the Corporation’s Registration Statement on Form S-8, Registration No. 333-52478, and incorporated herein by reference), as amended by the First Amendment to the 2000 Employee Stock Option Plan (filed as Exhibit 10.17 to the Corporation’s Form 10-Q dated June 30, 2002 and incorporated herein by reference).

10.87
Amended and Restated 2000 Director Stock Option Plan (filed as Exhibit 10.2 to the Corporation’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, Registration No. 333-100244, and incorporated herein by reference).

10.88
Mack-Cali Realty Corporation 2004 Incentive Stock Plan (filed as Exhibit 10.1 to the Corporation’s Registration Statement on Form S-8, Registration No. 333-116437, and incorporated herein by reference).

10.89	Deferred Compensation Plan for Directors (filed as Exhibit 10.1 to the Corporation’s Registration Statement on Form S-8, Registration No. 333-80081, and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.90
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

10.91
Indemnification Agreement dated October 22, 2002 by and between Mack-Cali Realty Corporation and John Crandall (filed as Exhibit 10.29 to the Operating Partnership’s Form 10-Q dated September 30, 2002 and incorporated herein by reference).

10.92
Second Amendment to Contribution and Exchange Agreement, dated as of June 27, 2000, between RMC Development Company, LLC f/k/a Robert Martin Company, LLC, Robert Martin Eastview North Company, L.P., the Corporation and the Operating Partnership (filed as Exhibit 10.44 to the Operating Partnership’s Form 10-K dated December 31, 2002 and incorporated herein by reference).

10.93
Limited Partnership Agreement of Meadowlands Mills/Mack-Cali Limited Partnership by and between Meadowlands Mills Limited Partnership, Mack-Cali Meadowlands Entertainment L.L.C. and Mack-Cali Meadowlands Special L.L.C. dated November 25, 2003 (filed as Exhibit 10.1 to the Corporation’s Form 8-K dated December 3, 2003 and incorporated herein by reference).

10.94
Redevelopment Agreement by and between the New Jersey Sports and Exposition Authority and Meadowlands Mills/Mack-Cali Limited Partnership dated December 3, 2003 (filed as Exhibit 10.2 to the Corporation’s Form 8-K dated December 3, 2003 and incorporated herein by reference).

10.95
First Amendment to Redevelopment Agreement by and between the New Jersey Sports and Exposition Authority and Meadowlands Mills/Mack-Cali Limited Partnership dated October 5, 2004 (filed as Exhibit 10.54 to the Corporation’s Form 10-Q dated September 30, 2004 and incorporated herein by reference).

10.96
Letter Agreement by and between Mack-Cali Realty Corporation and The Mills Corporation dated October 5, 2004 (filed as Exhibit 10.55 to the Corporation’s Form 10-Q dated September 30, 2004 and incorporated herein by reference).

10.97
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

10.98
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

10.99
Redemption Agreement by and among Meadowlands Developer Limited Partnership, Meadowlands Developer Holding Corp., Mack-Cali Meadowlands entertainment L.L.C., Mack-Cali Meadowlands Special L.L.C., and Meadowlands Limited Partnership dated November 22, 2006 (filed as Exhibit 10.93 to the Operating Partnership’s Form 10-K dated December 31, 2006 and incorporated herein by reference).

10.100
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

10.101
Membership Interest Purchase and Contribution Agreement by and among Mr. Stanley C. Gale, SCG Holding Corp., Mack-Cali Realty Acquisition Corp. and Mack-Cali Realty, L.P. dated as of March 7, 2006 (filed as Exhibit 10.1 to the Operating Partnership’s Form 8-K dated March 7, 2006 and incorporated herein by reference).

10.102
Amendment No. 1 to Membership Interest Purchase and Contribution Agreement dated as of March 31, 2006 (filed as Exhibit 10.1 to the Operating Partnership’s Form 8-K dated March 28, 2006 and incorporated herein by reference).

10.103
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

10.105
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

10.106
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

10.116
Mortgage, Security Agreement and Fixture Filing by and between 51 CHUBB SPE LLC, as Borrower, and Wachovia Bank, National Association, as Lender, dated May 9, 2006 (filed as Exhibit 10.13 to the Operating Partnership’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.117
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

10.119	Form of Limited Liability Company Operating Agreement (filed as Exhibit 10.3 to the Operating Partnership’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.120
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

10.123
Agreement of Sale and Purchase dated September 25, 2006 by and between Phelan Realty Associates L.P., 795 Folsom Realty Associates L.P. and Westcore Properties AC, LLC (filed as Exhibit 10.94 to the Operating Partnership’s Form 10-Q dated September 30, 2006 and incorporated herein by reference).

10.124
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

10.125	Operating Agreement of NKFGMS Owners, LLC (filed as Exhibit 10.118 to the Operating Partnership’s Form 10-K dated December 31, 2006 and incorporated herein by reference).

10.126
Loans, Sale and Services Agreement dated December 28, 2006 by and between Newmark & Company Real Estate, Inc. d/b/a Newmark Knight Frank, Mack-Cali Realty, L.P., and Newmark Knight Frank Global Management Services, LLC (filed as Exhibit 10.119 to the Operating Partnership’s Form 10-K dated December 31, 2006 and incorporated herein by reference).

10.127
Term Loan Agreement among Mack-Cali Realty, L.P. and JPMorgan Chase Bank, N.A. as Administrative Agent, J.P. Morgan Securities Inc. as Arranger, and other lender which may become parties to this Agreement dated November 29, 2006 (filed as Exhibit 10.120 to the Operating Partnership’s Form 10-K dated December 31, 2006 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.128
Agreement of Purchase and Sale among SLG Broad Street A LLC and SLG Broad Street C LLC, as Sellers, and M-C Broad 125 A L.L.C. and M-C Broad 125 C L.L.C., as Purchasers, dated as of March 15, 2007 (filed as Exhibit 10.121 to the Operating Partnership’s Form 10-Q dated March 31, 2007 and incorporated herein by reference).

10.129
Agreement of Purchase and Sale among 500 West Putnam L.L.C., as Seller, and SLG 500 West Putnam LLC, as Purchaser, dated as of March 15, 2007 (filed as Exhibit 10.122 to the Operating Partnership’s Form 10-Q dated March 31, 2007 and incorporated herein by reference).

10.130
Letter Agreement by and between Mack-Cali Realty, L.P., Mack-Cali Realty Acquisition Corp., Mack-Cali Belmar Realty, LLC, M-C Belmar, LLC, Mr. Stanley C. Gale, SCG Holding Corp., Mr. Mark Yeager, GCF II Investor LLC, The Gale Investments Company, LLC, Gale & Wentworth Vreeland, LLC, Gale Urban Solutions LLC, MSGW-ONE Campus Investors, LLC and Gale/Yeager Investments LLC dated October 31, 2007 (filed as Exhibit 10.128 to the Operating Partnership’s Form 10-Q dated September 30, 2007 and incorporated herein by reference).

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