Form 10-Q
period 2008-03-31
MACK CALI REALTY L P
filed 2008-05-01
CIK 1067063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-57103

Mack-Cali Realty, L.P
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.  YES X NO ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒                                                                                                                     Accelerated filer  ☐

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)      Smaller reporting company  ☐

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

The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in Mack-Cali Realty LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts) (unaudited)

ASSETS	March 31, 2008	December 31, 2007
Rental property
Land and leasehold interests	$ 727,510	$ 726,253
Buildings and improvements	3,762,497	3,753,088
Tenant improvements	394,097	397,132
Furniture, fixtures and equipment	8,887	8,956
	4,892,991	4,885,429
Less – accumulated depreciation and amortization	(930,077)	(907,013)
Net investment in rental property	3,962,914	3,978,416
Cash and cash equivalents	30,591	24,716
Marketable securities available for sale at fair value	5,157	4,839
Investments in unconsolidated joint ventures	178,557	181,066
Unbilled rents receivable, net	109,035	107,761
Deferred charges and other assets, net	239,500	246,386
Restricted cash	13,662	13,613
Accounts receivable, net of allowance for doubtful accounts
of $1,598 and $1,576	21,546	36,405

Total assets	$4,560,962	$4,593,202

LIABILITIES AND PARTNERS’ CAPITAL
Senior unsecured notes	$1,632,813	$1,632,547
Revolving credit facility	282,000	250,000
Mortgages, loans payable and other obligations	325,150	329,188
Distributions payable	52,126	52,099
Accounts payable, accrued expenses and other liabilities	130,053	142,778
Rents received in advance and security deposits	56,757	51,992
Accrued interest payable	18,573	34,193
Total liabilities	2,497,472	2,492,797

Minority interests in consolidated joint ventures	1,272	1,414
Commitments and contingencies

Partners’ Capital:
General Partner 10,000 preferred units outstanding	24,836	24,836
General Partner 65,680,674 and 65,558,073 common units outstanding	1,586,936	1,617,766
Limited partners, 14,982,538 and 14,985,538 common units outstanding:	450,183	456,436

Accumulated other comprehensive income (loss)	263	(47)
Total partners’ capital	2,062,218	2,098,991

Total liabilities and partners’ capital	$4,560,962	$4,593,202

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)

	Three Months Ended
	March 31,
REVENUES	2008	2007
Base rents	$148,603	$139,557
Escalations and recoveries from tenants	25,724	26,220
Construction services	12,761	22,341
Real estate services	3,442	2,741
Other income	4,183	2,398
Total revenues	194,713	193,257

EXPENSES
Real estate taxes	24,036	23,470
Utilities	21,428	17,545
Operating services	25,973	24,626
Direct construction costs	12,654	20,911
General and administrative	11,095	11,070
Depreciation and amortization	47,722	41,451
Total expenses	142,908	139,073
Operating income	51,805	54,184

OTHER (EXPENSE) INCOME
Interest expense	(32,460)	(30,936)
Interest and other investment income	556	1,617
Equity in earnings (loss) of unconsolidated joint ventures	(1,148)	(2,231)
Minority interest in consolidated joint ventures	123	227
Total other (expense) income	(32,929)	(31,323)

Income from continuing operations	18,876	22,861
Discontinued operations
Income from discontinued operations	--	541
Total discontinued operations	--	541
Net income	18,876	23,402
Preferred unit distributions	(500)	(500)
Net income available to common unitholders	$ 18,376	$ 22,902

Basic earnings per common unit:
Income from continuing operations	$0.23	$ 0.27
Discontinued operations	$ --	$ 0.01
Net income available to common unitholders	$0.23	$ 0.28

Diluted earnings per common share:
Income from continuing operations	$0.23	$ 0.27
Discontinued operations	$ --	$ 0.01
Net income available to common shareholders	$0.23	$ 0.28

Distributions declared per common unit	$0.64	$0.64

Basic weighted average units outstanding	65,372	65,695

Diluted weighted average units outstanding	80,491	81,234

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL (in thousands) (unaudited)

	General	General	Limited	General	General	Limited	Accumulated
	Partner	Partner	Partners	Partner	Partner	Partners	Other	Total
	Preferred	Common	Common	Preferred	Common	Common	Comprehensive	Partners’	Comprehensive
	Units	Units	Units	Unitholders	Unitholders	Unitholders	Income/(Loss)	Capital	Income

Balance at January 1, 2008	10	65,558	14,985	$24,836	$1,617,766	$456,436	$(47)	$2,098,991	--
Net income	--	--	--	500	14,949	3,427	--	18,876	18,876
Distributions	--	--	--	(500)	(42,038)	(9,588)	--	(52,126)	--
General Partner Common									--
Stock offering	--		--	--		--	--		--
Issuance of Common Units	--	--		--	--		--
Redemption of limited
partners common units
for shares of common
stock	--	3	(3)	--	92	(92)	--	--	--
Units issued under Dividend									--
Reinvestment and Stock									--
Purchase Plan	--	2	--	--	95	--	--	95	--
Contributions – proceeds
from stock options
exercised	--	17	--	--	471	--	--	471
Stock options expense	--	--	--	--		--	--
Comprehensive Gain:
Unrealized holding
gain on marketable
securities available
for sale	--	--	--	--	--	--	310	310	310
Directors Deferred
compensation plan	--	--	--	--	94	--	--	94	--
Issuance of restricted
stock awards	--	253	--	--	--	--	--	--	--
Cancellation of restricted
stock awards	--	(1)	--	--	(31)	--	--	(31)
Repurchase of General
Partner common units	--	(151)	--	--	(5,198)	--	--	(5,198)	--
Amortization of stock
compensation	--	--	--	--	736	--	--	736	--

Balance at March 31, 2008	10	65,681	14,982	$24,836	$1,586,936	$450,183	$263	$2,062,218	$19,186

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended
	March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2008	2007
Net income	$ 18,876	$ 23,402
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization, including related intangibles	46,161	41,514
Depreciation and amortization on discontinued operations	--	343
Stock options expense	--	33
Amortization of stock compensation	706	865
Amortization of deferred financing costs and debt discount	708	708
Equity in (earnings) losses of unconsolidated joint ventures	1,148	2,231

Minority interest in consolidated joint ventures	(123)	(227)
	--
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(1,274)	(4,087)
Increase in deferred charges and other assets, net	(7,518)	(13,576)
Decrease in accounts receivable, net	14,859	2,185
Decrease in accounts payable, accrued expenses and other liabilities	(9,220)	(2,165)
Increase in rents received in advance and security deposits	4,765	3,574
Decrease in accrued interest payable	(15,620)	(15,649)

Net cash provided by operating activities	$ 53,468	$ 39,151

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to rental property and related intangibles	$ (20,125)	$ (19,000)
Repayments of notes receivable	42	41
Investment in unconsolidated joint ventures	(1,965)	(10,801)
Distribution from unconsolidated joint venture	3,324	--
Increase in restricted cash	(49)	(840)

Net cash used in investing activities	$ (18,773)	$ (30,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$ 101,400	$ 76,000
Repayment of revolving credit facility	(69,400)	(221,000)
Repayment of mortgages, loans payable and other obligations	(3,994)	(19,091)
Proceeds from offering of Common Stock	--	251,732
Repurchase of Common Stock	(5,198)	--
Proceeds from stock options exercised	471	3,347
Payment of distributions	(52,099)	(50,591)

Net cash (used in) provided by financing activities	$ (28,820)	$ 40,397

Net increase in cash and cash equivalents	$ 5,875	$ 48,948
Cash and cash equivalents, beginning of period	$ 24,716	$ 101,223

Cash and cash equivalents, end of period	$ 30,591	$ 150,171

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION
Mack-Cali Realty L.P., a Delaware limited partnership, together with its subsidiaries (collectively, the “Company”), was formed on May 31, 1994 to conduct the business of providing leasing, management, acquisition, development, construction and tenant-related services for its sole general partner, Mack-Cali Realty Corporation (the “Corporation” or “General Partner”).  The Company, through its operating divisions and subsidiaries, including the Mack-Cali property-owning partnerships and limited liability companies (collectively, the “Property Partnerships”) is the entity through which all of the General Partner’s operations are conducted.

The General Partner is a fully-integrated self-administered, self-managed real estate investment trust (“REIT”). The General Partner controls the Company as its sole general partner and owned an 81.7 percent and 80.4 percent common unit interest in the Company as of March 31, 2008 and December 31, 2007, respectively.

The General Partner’s business is the ownership of interests in and operation of the General Partnership, and all of the General Partner’s expenses are incurred for the benefit of the Company. The General Partner is reimbursed by the Company for all expenses it incurs relating to the ownership and operation of the Company.

As of March 31, 2008, the Company owned or had interests in 294 properties plus developable land (collectively, the “Properties”).  The Properties aggregate approximately 33.7 million square feet, which are comprised of 283 buildings, primarily office and office/flex buildings, totaling approximately 33.3 million square feet (which include 38 buildings, primarily office buildings, aggregating approximately 4.5 million square feet owned by unconsolidated joint ventures in which the Company has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, two retail properties totaling approximately 17,300 square feet, a hotel (which is owned by an unconsolidated joint venture in which the Company has an investment interest) and two parcels of land leased to others.  The Properties are located in six states in the Northeast, plus the District of Columbia.

BASIS OF PRESENTATION
The accompanying consolidated financial statements include all accounts of the Company, its majority-owned and/or controlled subsidiaries, and variable interest entities for which the Company has determined itself to be the primary beneficiary, if any.  See Note 2: Significant Accounting Policies – Investments in Unconsolidated Joint Ventures for the Company’s treatment of unconsolidated joint venture interests.  Intercompany accounts and transactions have been eliminated.

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

Rental
Property
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Included in total rental property is construction, tenant improvement and development in-progress of $114,521,000 and $126,470,000 (including land of $69,700,000 and $68,328,000) as of March 31, 2008 and December 31, 2007, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

The Company considers a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity (as distinguished from activities such as routine maintenance and cleanup).  If portions of a rental project are substantially completed and occupied by tenants, or held available for occupancy, and other portions have not yet reached that stage, the substantially completed portions are accounted for as a separate project.  The Company allocates costs incurred between the portions under construction and the portions substantially completed and held available for occupancy, and capitalizes only those costs associated with the portion under construction.

Properties are depreciated using the straight-line method over the estimated useful lives of the assets.  The estimated useful lives are as follows:

Leasehold interests	Remaining lease term
Buildings and improvements	5 to 40 years
Tenant improvements	The shorter of the term of the
related lease or useful life
Furniture, fixtures and equipment	5 to 10 years

Upon acquisition of rental property, the Company estimates the fair value of acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities, generally consisting of the fair value of (i) above and below market leases, (ii) in-place leases and (iii) tenant relationships.  The Company allocates the purchase price to the assets acquired and liabilities assumed based on their relative fair values.  In estimating the fair value of the tangible and intangible assets acquired, the Company considers information obtained about each property as a result of its due diligence and marketing and leasing activities, and utilizes various valuation methods, such as estimated cash flow projections utilizing appropriate discount and capitalization rates, estimates of replacement costs net of depreciation, and available market information.  The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

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

Other intangible assets acquired include amounts for in-place lease values and tenant relationship values, which are based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant.  Factors to be considered by management in its analysis of in-place lease values include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases.  In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions.  In estimating costs to execute similar leases, management considers leasing commissions, legal and other related expenses.  Characteristics considered by management in valuing tenant relationships include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals.  The value of in-place leases are amortized to expense over the remaining initial terms of the respective leases.  The value of tenant relationship intangibles are amortized to expense over the anticipated life of the relationships.

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s real estate properties held for use may be impaired.  A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property.  The Company’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property.  As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved.  Management does not believe that the value of any of the Company’s rental properties is impaired.

Rental Property
Held for Sale and
Discontinued
Operations
When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets.  If, in management’s opinion, the estimated net sales price of the assets which have been identified as held for sale is less than the net book value of the assets, a valuation allowance is established.  Properties identified as held for sale and/or sold are presented in discontinued operations for all periods presented.  See Note 5: Discontinued Operations.

If circumstances arise that previously were considered unlikely and, as a result, the Company decides not to sell a property previously classified as held for sale, the property is reclassified as held and used.  A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation (amortization) expense that would have been recognized had the property been continuously classified as held and used, or (b) the fair value at the date of the subsequent decision not to sell.

Investments in
Unconsolidated
Joint Ventures
The Company accounts for its investments in unconsolidated joint ventures for which Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46”) does not apply under the equity method of accounting as the Company exercises significant influence, but does not control these entities.  These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions.

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

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated joint ventures may be impaired.  An investment is impaired only if management’s estimate of the value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment.  Management does not believe that the value of any of the Company’s investments in unconsolidated joint ventures is impaired.  See Note 3: Investments in Unconsolidated Joint Ventures.

Cash and Cash
Equivalents	All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

Marketable
Securities
The Company classifies its marketable securities among three categories: held-to-maturity, trading and available-for-sale.  Unrealized holding gains and losses relating to available-for-sale securities are excluded from earnings and reported as other comprehensive income (loss) in partners’ capital until realized.  A decline in the market value of any marketable security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value.  Any impairment would be charged to earnings and a new cost basis for the security established.

The Company’s marketable securities at March 31, 2008 carried a value of $5.2 million and consisted of common equity securities.  The Company’s marketable securities at March 31, 2008 are all classified as available-for-sale and are carried at fair value based on quoted market prices.  The Company recorded an unrealized holding gain of $310,000 as other comprehensive gain for the three months ended March 31, 2008.

The fair value of the marketable securities was determined using level I inputs under FAS 157.  Level I inputs represent quoted prices available in an active market for identical investments as of the reporting date.  There were no other assets or liabilities recorded or disclosed at fair value at March 31, 2008.

The Company received dividend income of approximately $65,000 from its holdings in marketable securities during the three months ended March 31, 2008, which is included in interest and other investment income.

The Company disposed of its marketable securities in April 2008 for aggregate net proceeds of approximately $5.4 million.

Deferred
Financing Costs
Costs incurred in obtaining financing are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness.  Amortization of such costs is included in interest expense and was $708,000 and $708,000 for the three months ended March 31, 2008 and 2007, respectively.

Deferred
Leasing Costs
Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.  Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease.  Certain employees of the Company are compensated for providing leasing services to the Properties.  The portion of such compensation, which is capitalized and amortized, approximated $744,000 and $1,137,000 for the three months ended March 31, 2008 and 2007, respectively.

Derivative
Instruments
The Company measures derivative instruments, including certain derivative instruments embedded in other contracts, at fair value and records them as an asset or liability, depending on the Company’s rights or obligations under the applicable derivative contract.  For derivatives designated and qualifying as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings.  For derivatives designated as cash flow hedges, the effective portions of the derivative are reported in other comprehensive income (“OCI”) and are subsequently reclassified into earnings when the hedged item affects earnings.  Changes in fair value of derivative instruments not designated as hedging and ineffective portions of hedges are recognized in earnings in the affected period.

Revenue
Recognition
Base rental revenue is recognized on a straight-line basis over the terms of the respective leases.  Unbilled rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements.  Above-market and below-market lease values for acquired properties are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed-rate renewal options for below-market leases.  The capitalized above-market lease values for acquired properties are amortized as a reduction of base rental revenue over the remaining term of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed-rate renewal options of the respective leases.  Escalations and recoveries from tenants are received from tenants for certain costs as provided in the lease agreements.  These costs generally include real estate taxes, utilities, insurance, common area maintenance and other recoverable costs.  See Note 13: Tenant Leases.  Construction services revenue includes fees earned and reimbursements received by the Company for providing construction management and general contractor services to clients.  Construction services revenue is recognized on the percentage of completion method.  Using this method, profits are recorded on the basis of estimates of the overall profit and percentage of completion of individual contracts.  A portion of the estimated profits is accrued based upon estimates of the percentage of completion of the construction contract.  This revenue recognition method involves inherent risks relating to profit and cost estimates.  Real estate services revenue includes property management, facilities management, leasing commission fees and other services, and payroll and related costs reimbursed from clients.  Other income includes income from parking spaces leased to tenants, income from tenants for additional services arranged for by the Company and income from tenants for early lease terminations.

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

Income and
Other Taxes
The Company is a partnership and, as a result, all income and losses of the partnership are allocated to the partners for inclusion in their respective tax returns. Accordingly, no provision or benefit for income taxes has been made in the accompanying financial statements.

Certain of the Company’s corporate subsidiaries are taxable REIT subsidiaries (each a “TRS”).  In general, a TRS may perform additional services for tenants of the Company and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the providing to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated).  A TRS is subject to corporate federal income tax.  If the Corporation fails to qualify as a REIT in any taxable year, the Corporation will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.  The Corporation is subject to certain state and local taxes.

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

Earnings
Per Unit
The Company presents both basic and diluted earnings per unit (“EPU”).  Basic EPU excludes dilution and is computed by dividing net income available to common unitholders by the weighted average number of units outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount.

Distributions
Payable
The distributions payable at March 31, 2008 represents distributions payable to preferred unitholders (10,000 Series C preferred units) and common unitholders (80,665,142 common units) for all such holders of record as of April 3, 2008 with respect to the first quarter 2008.  The first quarter 2008 Series C unit distributions of $50.00 per preferred unit, preferred unit and common unit distributions of $0.64 per common unit were approved by the Corporation’s Board of Directors on March 11, 2008.  The common unit distributions payable were paid on April 14, 2008.  The preferred unit distributions payable were paid on April 15, 2008.

The distributions payable at December 31, 2007 represents distributions payable to preferred unitholders (10,000 Series C preferred units) and common unitholders (80,623,147 common units)for all such holders of record as of January 4, 2008 with respect to the fourth quarter 2007.  The fourth quarter 2007 Series C unit distributions of $50.00 per preferred unit, and common unit distributions of $0.64 per common unit were approved by the Corporation’s Board of Directors on December 4, 2007.  The common unit distributions payable were paid on January 14, 2008.  The preferred unit distributions payable were paid on January 15, 2008.

Costs Incurred For
Stock Issuances	Costs incurred in connection with the Corporation’s stock issuances are reflected as a reduction of General Partners’ capital.

Stock
Compensation
The Company accounts for stock options and restricted stock awards granted prior to 2002 using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25,  “Accounting for Stock Issued to Employees,” and related Interpretations (“APB No. 25”).  Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Corporation’s stock at the date of grant over the exercise price of the option granted.  Compensation cost for stock options is recognized ratably over the vesting period.  The Corporation’s policy is to grant options with an exercise price equal to the quoted closing market price of the Corporation’s stock on the business day preceding the grant date.  Accordingly, no compensation cost has been recognized under the Corporation’s stock option plans for the granting of stock options made prior to 2002.  Restricted stock awards granted prior to 2002 are valued at the vesting dates of such awards with compensation cost for such awards recognized ratably over the vesting period.

In 2002, the Company adopted the provisions of FASB No. 123, and in 2006, the Company adopted the provisions of FASB No. 123(R), which did not have a material effect on the Company’s financial position and results of operations.  These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”) and stock options at the grant date be amortized ratably into expense over the appropriate vesting period.  The Company recorded restricted stock and stock options expense of $705,000 and $898,000 for the three months ended March 31, 2008 and 2007, respectively.

Other
Comprehensive
Income
Other comprehensive income (loss) includes items that are recorded in equity, such as unrealized holding gains or losses on marketable securities available for sale.  For the three months ended March 31, 2008, other comprehensive income was $310,000.

3.	INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

The debt of the Company’s unconsolidated joint ventures generally are non-recourse to the Company, except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations, and except as otherwise indicated below.

PLAZA VIII AND IX ASSOCIATES, L.L.C.
Plaza VIII and IX Associates, L.L.C. is a joint venture between the Company and Columbia Development Company, L.L.C. (“Columbia”).  The venture was formed to acquire land for future development, located on the Hudson River waterfront in Jersey City, New Jersey, adjacent to the Company’s Harborside Financial Center office complex.  The Company and Columbia each hold a 50 percent interest in the venture.  Among other things, the partnership agreement provides for a preferred return on the Company’s invested capital in the venture, in addition to the Company’s proportionate share of the venture’s profit, as defined in the agreement.  The venture owns undeveloped land currently used as a parking facility.

RAMLAND REALTY ASSOCIATES L.L.C. (One Ramland Road)
On August 20, 1998, the Company entered into a joint venture with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C.  The venture was formed to own, manage and operate One Ramland Road, a 232,000 square foot office/flex building and adjacent developable land, located in Orangeburg, New York.  In August 1999, the joint venture completed redevelopment of the property and placed the office/flex building in service.  The Company holds a 50 percent interest in the joint venture.  The venture has a mortgage loan with a $14.7 million balance at March 31, 2008 collateralized by its office/flex property.  The mortgage bears interest at a rate of LIBOR plus 175 basis points and is scheduled to mature in January 2009.  The venture recorded an impairment loss of approximately $4.3 million on its rental property as of December 31, 2007.

The Company performs management, leasing and other services for the property owned by the joint venture and recognized $16,000 and $16,000 in fees for such services in the three months ended March 31, 2008 and 2007, respectively.

SOUTH PIER AT HARBORSIDE – HOTEL DEVELOPMENT
On November 17, 1999, the Company entered into a joint venture with Hyatt Corporation (“Hyatt”) to develop a 350-room hotel on the South Pier at Harborside Financial Center, Jersey City, New Jersey, which was completed and commenced initial operations in July 2002.  The Company owns a 50 percent interest in the venture.

The venture has a $70.0 million mortgage loan (with a balance as of March 31, 2008 of $68.9 million) collateralized by the hotel property.  The loan carries an interest rate of 6.15 percent and matures in November 2016.  The venture has a loan with a balance as of March 31, 2008 of $7.0 million with the City of Jersey City, provided by the U.S. Department of Housing and Urban Development.  The loan currently bears interest at fixed rates ranging from 6.09 percent to 6.62 percent and matures in August 2020.  The Company has posted a $7.0 million letter of credit in support of this loan, $3.5 million of which is indemnified by Hyatt.

RED BANK CORPORATE PLAZA L.L.C./RED BANK CORPORATE PLAZA II, L.L.C.
On March 23, 2006, the Company entered into a joint venture with The PRC Group (“PRC”) to form Red Bank Corporate Plaza L.L.C.  The venture was formed to develop Red Bank Corporate Plaza, a 92,878 square foot office building located in Red Bank, New Jersey, which has been fully pre-leased to Hovnanian Enterprises, Inc. for a 10-year term.  The Company holds a 50 percent interest in the venture.  PRC contributed the vacant land for the development of the office building as its initial capital in the venture.  The Company funded the costs of development up to the value of the land contributed by PRC of $3.5 million as its initial capital.

On October 20, 2006, the venture entered into a $22.0 million construction loan with a commercial bank collateralized by the land and development project.  The loan (with a balance as of March 31, 2008 of $19.0 million) carried an interest rate of LIBOR plus 130 basis points through March 2008.  In April 2008, the interest rate was reduced to LIBOR plus 125 basis points and the maturity was extended one year to April 2009.  The loan currently has two one-year extension options subject to certain conditions, each of which requires payment of a fee.

In September 2007, the joint venture completed development of the property and placed the office building in service.  The Company performs management, leasing and other services for the property owned by the joint venture and recognized $18,500 and $0 in fees for such services in the three months ended March 31, 2008 and 2007, respectively.

On July 20, 2006, the Company entered into a second joint venture agreement with PRC to form Red Bank Corporate Plaza II L.L.C.  The venture was formed to hold land on which it plans to develop Red Bank Corporate Plaza II, an 18,561 square foot office building located in Red Bank, New Jersey.  The Company holds a 50 percent interest in the venture.  The terms of the venture are similar to Red Bank Corporate Plaza L.L.C.  PRC contributed the vacant land as its initial capital in the venture.

MACK-GREEN-GALE LLC
On May 9, 2006, as part of the Gale/Green transactions completed in May 2006, the Company entered into a joint venture, Mack-Green-Gale LLC (“Mack-Green”), with SL Green, pursuant to which Mack-Green holds a 96 percent interest in and acts as general partner of Gale SLG NJ Operating Partnership, L.P. (the “OP LP”).  The Company’s acquisition cost for its interest in Mack-Green was approximately $125 million, which was funded primarily through borrowing under the Company’s revolving credit facility.  The OP LP owns 100 percent of entities which owned 25 office properties (the “OP LP Properties”) which aggregate 3.5 million square feet (consisting of 17 office properties aggregating 2.3 million square feet located in New Jersey and eight properties aggregating 1.2 million square feet located in Troy, Michigan), as well as a minor, non-controlling interest in four office properties aggregating 419,000 square feet located in Naperville, Illinois, which was subsequently sold.  In December 2007, the OP LP sold its eight properties located in Troy, Michigan for $83.5 million.  The venture recognized a loss of approximately $22.3 million from the sale. Included in the Company’s equity in earnings for the quarter ended December 31, 2007 was $223,000 in loss related to the sale.

As defined in the Mack-Green operating agreement, the Company shares decision-making equally with SL Green regarding:  (i) all major decisions involving the operations of Mack-Green; and (ii) overall general partner responsibilities in operating the OP LP.

The Mack-Green operating agreement generally provides for profits and losses to be allocated as follows:

(i)	99 percent of Mack-Green’s share of the profits and losses from 10 specific OP LP Properties allocable to the Company and one percent allocable to SL Green;
(ii)
one percent of Mack-Green’s share of the profits and losses from eight specific OP LP Properties and its minor interest in four office properties allocable to the Company and 99 percent allocable to SL Green; and

(iii)	50 percent of all other profits and losses allocable to the Company and 50 percent allocable to SL Green.

Substantially all of the OP LP Properties are encumbered by mortgage loans with an aggregate outstanding principal balance of $279.3 million at March 31, 2008.  $187.8 million of the mortgage loans bear interest at a weighted average fixed interest rate of 6.26 percent per annum and mature at various times through May 2016.  $91.5 million of the mortgage loans bear interest at a floating rate ranging from LIBOR plus 275 basis points to LIBOR plus 400 basis points per annum and mature at various times through May 2009.  Included in the floating rate mortgage loans are $90.3 million provided by an affiliate of SL Green.

The Company performs management, leasing, and other services for the properties owned by the joint venture and recognized $963,400 and $598,700 million in income (net of $530,100 and $529,300 million in direct costs) for such services in the three months ended March 31, 2008 and 2007, respectively.

GE/GALE FUNDING LLC (PFV)
The Gale agreement signed as part of the Gale/Green transactions in May 2006 provides for the Company to acquire certain ownership interests in real estate projects (the “Non-Portfolio Properties”), subject to obtaining certain third party consents and the satisfaction of various project-related and/or other conditions.  Each of the Company’s acquired interests in the Non-Portfolio Properties provide for the initial distributions of net cash flow solely to the Company, and thereafter an affiliate of Mr. Gale (“Gale Affiliate”) has participation rights (“Gale Participation Rights”) in 50 percent of the excess net cash flow remaining after the distribution to the Company of the aggregate amount equal to the sum of: (a) the Company’s capital contributions, plus (b) an internal rate of return (“IRR”) of 10 percent per annum, accruing on the date or dates of the Company’s investments.

On May 9, 2006, as part of the Gale/Green transactions, the Company acquired from a Gale Affiliate for $1.8 million a 50 percent controlling interest in GMW Village Associates, LLC (“GMW Village”).  GMW Village holds a 20 percent interest in GE/Gale Funding LLC (“GE Gale”).  GE Gale owns a 100 percent interest in the entity owning Princeton Forrestal Village, a mixed-use, office/retail complex aggregating 527,015 square feet and located in Plainsboro, New Jersey (“Princeton Forrestal Village” or “PFV”).

In addition to the cash consideration paid to acquire the interest, the Company provided a Gale affiliate with the Gale Participation Rights.

The operating agreement of GE Gale, which is owned 80 percent by GEBAM, Inc., provides for, among other things, distributions of net cash flow, initially, in proportion to each member’s interest and subject to adjustment upon achievement of certain financial goals, as defined in the operating agreement.

GE Gale has a mortgage loan with a balance of $52.8 million at March 31, 2008.  The loan bears interest at a rate of LIBOR plus 275 basis points and matures on January 9, 2009, with an extension option through January 9, 2011.

The Company performs management, leasing, and other services for PFV and recognized $218,700 and $211,500 in income (net of $146,300 and $714,000 in direct costs) for such services in the three months ended March 31, 2008 and 2007, respectively.

ROUTE 93 MASTER LLC (“Route 93 Participant”)/ROUTE 93 BEDFORD MASTER LLC (with the Route 93 Participant, collectively, the “Route 93 Venture”)
On June 1, 2006, the Route 93 Venture was formed between the Route 93 Participant, a majority-owned subsidiary of the Company, having a 30 percent interest and the Commingled Pension Trust Fund (Special Situation Property) of JPMorgan Chase Bank having a 70 percent interest, for the purpose of acquiring seven office buildings, aggregating 666,697 square feet, located in the towns of Andover, Bedford and Billerica, Massachusetts.  Profits and losses are shared by the partners in proportion to their respective interests until the investment yields an 11 percent IRR, then sharing will shift to 40/60, and when the IRR reaches 15 percent, then sharing will shift to 50/50.

The Route 93 Participant is a joint venture between the Company and a Gale affiliate.  Profits and losses are shared by the partners under this venture in proportion to their respective interests (83.3/16.7) until the investment yields an 11 percent IRR, then sharing will shift to 50/50.

The Route 93 Ventures has a mortgage loan with an amount not to exceed $58.6 million, with a $42.5 million balance at March 31, 2008, collateralized by its office properties.  The loan provides the venture the ability to draw additional monies for qualified leasing and capital improvement costs.  The loan bears interest at a rate of LIBOR plus 220 basis points and matures on July 11, 2008, with three one-year extension options.

The Company performs services for Route 93 Master LLC and Route 93 Bedford Master LLC and recognized $16,700 and 0 in fees for such services in the three months ended March 31, 2008 and March 31, 2007, respectively.

GALE KIMBALL, L.L.C.
On June 15, 2006, the Company entered into a joint venture with a Gale Affiliate to form M-C Kimball, LLC (“M-C Kimball”).  M-C Kimball was formed for the sole purpose of acquiring a Gale Affiliate’s 33.33 percent membership interest in Gale Kimball, L.L.C. (“Gale Kimball”), an entity holding a 25 percent interest in 100 Kimball Drive LLC (“100 Kimball”), which developed and placed in service a 175,000 square foot office property that has been substantially pre-leased to a single tenant, located at 100 Kimball Drive, Parsippany, New Jersey (the “Kimball Property”).

The operating agreement of M-C Kimball provides, among other things, for the Gale Participation Rights (of which Mark Yeager, an Executive Vice President of the Corporation, has a direct 26 percent interest).

Gale Kimball is owned 33.33 percent by M-C Kimball and 66.67 percent by the Hampshire Generational Fund, L.L.C. (“Hampshire”).  The operating agreement of Gale Kimball provides, among other things, for the distribution of net cash flow, initially, in accordance with its members’ respective membership interests and, upon achievement of certain financial conditions, 50 percent to each of the Company and Hampshire.

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

On September 21, 2007, 100 Kimball obtained a $47 million mortgage loan which bears interest at a rate of 5.95 percent and matures in September 2012.

The Company performs management, leasing, and other services for the property owned by 100 Kimball for which it recognized $65,800 and $13,000 in income (net of $1.0 million and $747,000 in direct costs) in the three months ended March 31, 2008 and 2007, respectively.

55 CORPORATE PARTNERS, LLC
On June 9, 2006, the Company entered into a joint venture with a Gale Affiliate to form 55 Corporate Partners L.L.C. (“55 Corporate”).  55 Corporate was formed for the sole purpose of acquiring from a Gale Affiliate a 50 percent interest in SLG 55 Corporate Drive II LLC (“SLG 55”), an entity presently holding a 100 percent indirect condominium interest in a vacant land parcel located in Bridgewater, New Jersey, which can accommodate development of an approximately 200,000 square foot office building (the “55 Corporate Property”).  The remaining 50 percent in SLG 55 is owned by SLG Gale 55 Corporate LLC, an affiliate of SL Green Realty Corp. (“SLG Gale 55”).

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

12 VREELAND ASSOCIATES, L.L.C.
On September 8, 2006, the Company entered into a joint venture with a Gale Affiliate to form M-C Vreeland, LLC (“M-C Vreeland”).  M-C Vreeland was formed for the sole purpose of acquiring a Gale Affiliate’s 50 percent membership interest in 12 Vreeland Associates, L.L.C., an entity owning an office property located at 12 Vreeland Road, Florham Park, New Jersey.

The operating agreement of M-C Vreeland provides, among other things, for the Gale Participation Rights (of which Mr. Yeager has a direct 15 percent interest).

The office property at 12 Vreeland is a 139,750 square foot office building that is fully leased to a single tenant through June 15, 2012.  The property is subject to a mortgage loan, which matures on July 1, 2012, and bears interest at 6.9 percent per annum.  As of March 31, 2008, the outstanding balance on the mortgage note was $8.5 million.

Under the operating agreement of 12 Vreeland Associates, L.L.C., M-C Vreeland has a 50 percent interest, with S/K Florham Park Associates, L.L.C. (the managing member) and its affiliate holding the other 50 percent.

BOSTON-FILENES
On October 20, 2006, the Company formed a joint venture (the “MC/Gale JV LLC”) with Gale International/426 Washington St. LLC (“Gale/426”), which, in turn, entered into a joint venture (the “Vornado JV LLC”) with VNO 426 Washington Street JV LLC (“Vornado”), an affiliate of Vornado Realty LP, which was formed to acquire and redevelop the Filenes property located in the Downtown Crossing district of Boston, Massachusetts (the “Filenes Property”).

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

As a result of the foregoing transactions, (i) the Filenes Property is owned by Vornado JV LLC, (ii) Vornado JV LLC is owned 50 percent by each of Vornado and JPM JV LLC, (iii) JPM JV LLC is owned 30 percent by M-C/Gale JV LLC, 70 percent by JPM and managed by Gale/426, which has no ownership interest in JPM JV LLC, and (iv) M-C/Gale JV LLC is owned 99.99 percent by the Company and 0.01 percent by Gale/426.  Thus, the Company holds approximately a 15 percent indirect ownership interest in the Vornado JV LLC and the Filenes Property.

Distributions are made (i) by Vornado JV LLC in proportion to its members’ respective ownership interests, (ii) by JPM JV LLC (a) initially, in proportion to its members’ respective ownership interests until JPM’s investment yields an 11 percent IRR, (b) thereafter, 60/40 to JPM and MC/Gale JV LLC, respectively, until JPM’s investment yields a 15 percent IRR and (c) thereafter, 50/50 to JPM and MC/Gale JV LLC, respectively, and (iii) by MC/Gale JV LLC (w) initially, in proportion to its members’ respective ownership interests until each member has received a 10 percent IRR on its investment, (x) thereafter, 65/35 to the Company and Gale/426, respectively, until the Company’s investment yields a 15 percent IRR, (y) if by the time the Company receives a 15 percent IRR on its investment, Gale/426 has not done so, 100 percent to Gale/426 until Gale/426’s investment yields a 15 percent IRR, and (z) thereafter,  50/50 to each of the Company and Gale/426.

The joint venture’s current plans for the development of the Filenes Property include approximately 1.5 million square feet consisting of office, retail, condominium apartments, hotel and a garage.  The joint venture is currently pursuing project financing.

NKFGMS OWNERS, LLC
On December 28, 2006, the Company contributed its facilities management business, which was acquired on May 9, 2006 as part of the Gale/Green transactions, to a newly-formed joint venture called NKFGMS Owners, LLC.  With the contribution, the Company received $600,000 in cash and a 40 percent interest in the joint venture.  In connection with the Contribution, the Company recognized a loss of approximately $1.5 million.  The joint venture operating agreement provided for, among other things, profits and losses generally to be allocated in proportion to each member’s interest.

On September 21, 2007, the Company sold its 40 percent interest in NKFGMS to its joint venture partner for net proceeds of $575,000, and recorded a gain of $19,000 on the sale.

GALE JEFFERSON, L.L.C.
On August 22, 2007, the Company entered into a joint venture with a Gale Affiliate to form M-C Jefferson, L.L.C. (“M-C Jefferson”).  M-C Jefferson was formed for the sole purpose of acquiring a Gale Affiliate’s 33.33 percent membership interest in Gale Jefferson, L.L.C. (“Gale Jefferson”), an entity holding a 25 percent interest in One Jefferson Road LLC (“One Jefferson”), which is developing a 100,000 square foot office property located at 1 Jefferson Road, Parsippany, New Jersey (the “Jefferson Property”).

The operating agreement of M-C Jefferson provides, among other things, for the Gale Participation Rights (of which Mark Yeager, an Executive Vice President of the Corporation, has a direct 26 percent interest).  Gale Jefferson is owned 33.33 percent by M-C Jefferson and 66.67 percent by the Hampshire Generational Fund, L.L.C. (“Hampshire”).  The operating agreements of Gale Jefferson provides, among other things, for the distribution of net cash flow, first, in accordance with its member’s respective interests until each member is provided, as a result of such distributions, with an annual 12 percent compound return on the Member’s Capital Contributions, as defined in the operating agreement and secondly, 50 percent to each of the Company and Hampshire.

One Jefferson is owned 25 percent by Gale Jefferson and 75 percent by One Jefferson Road Realty Member LLC, an affiliate of JPMorgan (“JPM”).  The operating agreement of One Jefferson provides, among other things, for the distribution of net cash flow, first, in accordance with its members’ respective interests until each member is provided, as a result of such distributions, with an annual 12 percent compound return on the Member’s Capital Contributions, as defined in the operating agreement and secondly, 50 percent to JPM and Gale Jefferson.  One Jefferson has a construction loan in an amount not to exceed $21 million (with $2.4 million drawn as of March 31, 2008), bearing interest at a rate of LIBOR plus 160 basis points and maturing on October 24, 2010 with a one-year extension option.

The Company performs management, leasing and other services for Gale Jefferson and recognized $61,300 and $0 in income (net of $2.0 million and $0 in direct costs) for such services in the three months ended March 31, 2008 and 2007, respectively.

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of March 31, 2008 and December 31, 2007:  (dollars in thousands)

	March 31, 2008
	Plaza			Red Bank	Mack-	Princeton
	VIII & IX	Ramland	Harborside	Corporate	Gale-	Forrestal	Route 93	Gale	55	12	Boston-	Gale	Combined
	Associates	Realty	South Pier	Plaza I & II	Green	Village	Portfolio	Kimball	Corporate	Vreeland	Filenes	Jefferson	Total
Assets:
Rental property, net	$ 10,633	$ 7,099	$ 64,323	$ 23,507	$ 365,640	$ 42,478	$ 56,908	--	$ 17,000	$ 14,917	--	--	$ 602,505
Other assets	2,504	637	17,682	4,035	46,900	24,786	1,306	$ 10,469	--	829	$ 84,618	$ 2,434	196,200
Total assets	$ 13,137	$ 7,736	$ 82,005	$ 27,542	$ 412,540	$ 67,264	$ 58,214	$ 10,469	$ 17,000	$ 15,746	$ 84,618	$ 2,434	$ 798,705
Liabilities and
partners’/members’
capital (deficit):
Mortgages, loans
payable and other
obligations	--	$ 14,726	$ 75,854	$ 19,039	$ 279,340	$ 52,800	$ 42,495	--	--	$ 8,479	--	--	$ 492,733
Other liabilities	$ 531	339	6,340	57	23,586	6,498	763	$ 11,797	--	--	$ 18,506	$ 596	69,013
Partners’/members’
capital (deficit)	12,606	(7,329)	(189)	8,446	109,614	7,966	14,956	(1,328)	$ 17,000	7,267	66,112	1,838	236,959
Total liabilities and
partners’/members’
capital (deficit)	$ 13,137	$ 7,736	$ 82,005	$ 27,542	$ 412,540	$ 67,264	$ 58,214	$ 10,469	$ 17,000	$ 15,746	$ 84,618	$ 2,434	$ 798,705
Company’s
investment
in unconsolidated
joint ventures, net	$ 6,225	--	--	$ 3,849	$ 124,037	$ 1,923	$ 4,693	--	$ 8,620	$ 7,824	$ 20,663	$ 723	$ 178,557

	December 31, 2007
	Plaza			Red Bank	Mack-	Princeton
	VIII & IX	Ramland	Harborside	Corporate	Gale-	Forrestal	Route 93	Gale	55	12	Boston-	Gale	Combined
	Associates	Realty	South Pier	Plaza I & II	Green	Village	Portfolio	Kimball	Corporate	Vreeland	Filenes	Jefferson	Total
Assets:
Rental property, net	$ 10,787	$ 7,254	$ 64,882	$ 23,594	$ 368,028	$ 42,713	$ 57,368	--	$ 17,000	$ 7,954	--	--	$ 599,580
Other assets	2,250	763	15,039	2,843	52,741	25,471	2,307	$ 9,594	--	851	$ 81,651	$ 1,918	195,428
Total assets	$ 13,037	$ 8,017	$ 79,921	$ 26,437	$ 420,769	$ 68,184	$ 59,675	$ 9,594	$ 17,000	$ 8,805	$ 81,651	$ 1,918	$ 795,008
Liabilities and
partners’/members’
capital (deficit):
Mortgages, loans
payable and other
obligations	--	$ 14,771	$ 76,072	$ 18,116	$ 281,746	$ 52,800	$ 42,495	--	--	$ 8,761	--	--	$ 494,761
Other liabilities	$ 532	366	2,711	133	23,809	6,923	857	$ 10,133	--	--	$ 20,678	$ 80	66,222
Partners’/members’
capital (deficit)	12,505	(7,120)	1,138	8,188	115,214	8,461	16,323	(539)	$ 17,000	44	60,973	1,838	234,025
Total liabilities and
partners’/members’
capital (deficit)	$ 13,037	$ 8,017	$ 79,921	$ 26,437	$ 420,769	$ 68,184	$ 59,675	$ 9,594	$ 17,000	$ 8,805	$ 81,651	$ 1,918	$ 795,008
Company’s
investment
in unconsolidated
joint ventures, net	$ 6,175	--	$ 513	$ 3,703	$ 128,107	$ 2,029	$ 4,729	--	$ 8,518	$ 7,752	$ 18,828	$ 712	$ 181,066

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three months ended March 31, 2008 and 2007:  (dollars in thousands)

	Three Months Ended March 31, 2008
	Plaza			Red Bank	Mack-	Princeton						NKFGMS
	VIII & IX	Ramland	Harborside	Corporate	Gale-	Forrestal	Route 93	Gale	55	12	Boston-	Owners	Gale	Combined
	Associates	Realty	South Pier	Plaza I & II	Green	Village	Portfolio	Kimball	Corporate	Vreeland	Filenes	LLC	Jefferson	Total
Total revenues	$ 303	$ 488	$ 8,873	$ 782	$ 12,325	$ 2,727	$ 670	$ 395	--	$ 397	$ 49	--	--	$ 27,009
Operating and
other expenses	(48)	(314)	(5,619)	(172)	(5,153)	(1,483)	(900)	(110)	--	(23)	(3)	--	--	(13,825)
Depreciation and
amortization	(154)	(181)	(1,469)	(148)	(4,751)	(766)	(393)	(86)	--	(128)	--	--	--	(8,076)
Interest expense	--	(201)	(1,183)	(224)	(4,661)	(973)	(744)	(152)	--	(100)	--	--	--	(8,238)

Net income	$ 101	$ (208)	$ 602	$ 238	$ (2,240)	$ (495)	$ (1,367)	$ 47	--	$ 146	$ 46	--	--	$ (3,130)
Company’s equity
in earnings (loss)
of unconsolidated
joint ventures	$ 50	--	$ 287	$ 118	$ (1,572)	$ (107)	$ (39)	$ 25	--	$ 73	$ 17	--	--	$ (1,148)

	Three Months Ended March 31, 2007
	Plaza			Red Bank	Mack-	Princeton						NKFGMS
	VIII & IX	Ramland	Harborside	Corporate	Gale-	Forrestal	Route 93	Gale	55	12	Boston-	Owners	Gale	Combined
	Associates	Realty	South Pier	Plaza I & II	Green	Village	Portfolio	Kimball	Corporate	Vreeland	Filenes	LLC	Jefferson	Total
Total revenues	$ 259	$ 526	$ 8,938	--	$ 16,440	$ 2,868	$ 325	--	--	$ 524	$ 326	$ 8,990	--	$ 39,196
Operating and
other expenses	(39)	(374)	(5,563)	--	(7,442)	(1,631)	(888)	$ (9)	--	(19)	(261)	(8,918)	--	(25,144)
Depreciation and
amortization	(154)	(175)	(1,478)	--	(6,735)	(751)	(1,624)	--	--	(88)	--	--	--	(11,005)
Interest expense	--	(264)	(1,203)	--	(6,624)	(1,106)	(732)	(93)	--	(175)	--	--	--	(10,197)

Net income	$ 66	$ (287)	$ 694	--	$ (4,361)	$ (620)	$ (2,919)	$ (102)	--	$ 242	$ 65	$ 72	--	$ (7,150)
Company’s equity
in earnings (loss)
of unconsolidated	$ 33	--	$ 347	--	$ (1,736)	$ (132)	$ (904)	$ (8)	--	$ 121	$ 19	$ 29	--	$ (2,231)

4.	DEFERRED CHARGES AND OTHER ASSETS

	March 31,	December 31,
(dollars in thousands)	2008	2007
Deferred leasing costs	$197,511	$202,282
Deferred financing costs	22,772	22,922
	220,283	225,204
Accumulated amortization	(86,937)	(90,482)
Deferred charges, net	133,346	134,722
Notes receivable	11,568	11,610
In-place lease values, related intangible and other assets, net	56,888	64,212
Prepaid expenses and other assets, net	37,698	35,842

Total deferred charges and other assets, net	$239,500	$246,386

5.	DISCONTINUED OPERATIONS

As the Company sold 1000 Bridgeport in Shelton, Connecticut; 500 West Putnam in Greenwich, Connecticut; and 100 & 200 Decadon in Egg Harbor, New Jersey during the year ended December 31, 2007, the Company has presented these assets as discontinued operations in its statements of operations for all periods presented.

The following tables summarize income from discontinued operations (net of minority interest) for the three month period ended March 31, 2007: (dollars in thousands)

Total revenues	$ 2,212
Operating and other expenses	(917)
Depreciation and amortization	(406)
Interest expense (net of interest income)	(348)
Minority interest	(102)

Income from discontinued operations
(net of minority interest)	$ 439

6.	SENIOR UNSECURED NOTES

A summary of the Company’s senior unsecured notes as of March 31, 2008 and December 31, 2007 is as follows (dollars in thousands):

	March 31,	December 31,	Effective
	2008	2007	Rate (1)
7.250% Senior Unsecured Notes, due March 15, 2009	$ 299,775	$ 299,716	7.49%
5.050% Senior Unsecured Notes, due April 15, 2010	149,888	149,874	5.27%
7.835% Senior Unsecured Notes, due December 15, 2010	15,000	15,000	7.95%
7.750% Senior Unsecured Notes, due February 15, 2011	299,511	299,468	7.93%
5.250% Senior Unsecured Notes, due January 15, 2012	99,258	99,210	5.46%
6.150% Senior Unsecured Notes, due December 15, 2012	92,595	92,472	6.89%
5.820% Senior Unsecured Notes, due March 15, 2013	25,558	25,530	6.45%
4.600% Senior Unsecured Notes, due June 15, 2013	99,851	99,844	4.74%
5.125% Senior Unsecured Notes, due February 15, 2014	201,408	201,468	5.11%
5.125% Senior Unsecured Notes, due January 15, 2015	149,372	149,349	5.30%
5.800% Senior Unsecured Notes, due January 15, 2016	200,597	200,616	5.81%

Total Senior Unsecured Notes	$1,632,813	$1,632,547	6.30%

(1) Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount on the notes, as applicable.

7.	UNSECURED REVOLVING CREDIT FACILITY

On June 22, 2007, the Company extended and modified its unsecured credit facility with a group of 23 Lenders.  Amongst other modifications, the facility was extended for an additional two years and matures in June 2011, with an extension option of one year, which would require a payment of 15 basis points of the then borrowing capacity of the facility upon exercise.  In addition, the interest rate on outstanding borrowings (not electing the Company’s competitive bid feature) was reduced by 10 basis points to LIBOR plus 55 basis points at the BBB/Baa2 pricing level.  On September 21, 2007, the Company exercised an option to expand the borrowing capacity under its unsecured credit facility from $600 million to $775 million (further expandable to $800 million).

The facility has a competitive bid feature, which allows the Company to solicit bids from lenders under the facility to borrow up to $300 million at interest rates less than the current LIBOR plus 55 basis point spread.  The Company may also elect an interest rate representing the higher of the lender’s prime rate or the Federal Funds rate plus 50 basis points.  The unsecured facility also requires a 15 basis point facility fee on the current borrowing capacity payable quarterly in arrears.

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

The terms of the unsecured facility include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties (to the extent that: (i) such property dispositions cause the Company to default on any of the financial ratios of the facility described below, or (ii) the property dispositions are completed while the Company is under an event of default under the facility, unless, under certain circumstances, such disposition is being carried out to cure such default), and which require compliance with financial ratios relating to the maximum leverage ratio, the maximum amount of secured indebtedness, the minimum amount of tangible net worth, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property interest coverage and certain investment limitations.  The dividend restriction referred to above provides that, if an event of default has occurred and is continuing, the Corporation will not make any excess distributions with respect to common stock or other common equity interests except to enable the Corporation to continue to qualify as a REIT under the Code.

The lending group for the credit facility consists of: JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”); Bank of America, N.A., as syndication agent; Scotiabanc, Inc., Wachovia Bank, National Association; and Wells Fargo Bank, National Association, as documentation agents; SunTrust Bank, as senior managing agent; US Bank National Association, Citicorp North America, Inc.; and PNC Bank National Association, as managing agents; and Bank of China, New York Branch; The Bank of New York; Chevy Chase Bank, F.S.B.; The Royal Bank of Scotland PLC; Mizuho Corporate Bank, Ltd.; The Bank of Tokyo-Mitsubishi UFJ, Ltd. (Successor by merger to UFJ Bank Limited); North Fork Bank; Bank Hapoalim B.M.; Comerica Bank; Chang Hwa Commercial Bank, Ltd., New York Branch; First Commercial Bank, New York Agency; Mega International Commercial Bank Co. Ltd., New York Branch; Deutsche Bank Trust Company Americas and Hua Nan Commercial Bank, New York Agency, as participants.

SUMMARY
As of March 31, 2008 and December 31, 2007, the Company had outstanding borrowings of $282 million and $250 million, respectively, under its unsecured revolving credit facility.

8.	MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties.  As of March 31, 2008, 17 of the Company’s properties with a total book value of approximately $537 million are encumbered by the Company’s mortgages and loans payable.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

A summary of the Company’s mortgages, loans payable and other obligations as of March 31, 2008 and December 31, 2007 is as follows (dollars in thousands):

		Effective	Principal Balance at
		Interest	March 31,	December 31,
Property Name	Lender	Rate (a)	2008	2007	Maturity
6404 Ivy Lane	TIAA	5.58%	$ 12,865	$ 13,029	08/01/08
Assumed obligations	Various	4.92%	24,340	27,657	05/01/09 (b)
Various (c)	Prudential Insurance	4.84%	150,000	150,000	01/15/10
105 Challenger Road	Archon Financial CMBS	6.24%	19,023	18,968	06/06/10
2200 Renaissance Boulevard	Wachovia CMBS	5.89%	17,344	17,442	12/01/12
Soundview Plaza	Morgan Stanley Mortgage Capital	6.02%	17,461	17,575	01/01/13
9200 Edmonston Road	Principal Commercial Funding L.L.C.	5.53%	5,061	5,096	05/01/13
6305 Ivy Lane	John Hancock Life Insurance Co.	5.53%	7,050	7,098	01/01/14
395 West Passaic	State Farm Life Insurance Co.	6.00%	12,493	12,596	05/01/14
6301 Ivy Lane	John Hancock Life Insurance Co.	5.52%	6,612	6,655	07/01/14
35 Waterview Boulevard	Wachovia CMBS	6.35%	20,045	20,104	08/11/14
23 Main Street	JPMorgan CMBS	5.59%	32,856	32,968	09/01/18

Total mortgages, loans payable and other obligations			$325,150	$329,188

(a)  Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs and other transaction costs, as applicable.

(b) The obligations mature at various times through May 2009.
(c) Mortgage is collateralized by seven properties.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED
Cash paid for interest for the three months ended March 31, 2008 and 2007 was $48,527,000 and $47,390,000, respectively.  Interest capitalized by the Company for the three months ended March 31, 2008 and 2007 was $1,376,000 and $1,324,000, respectively.

SUMMARY OF INDEBTEDNESS
As of March 31, 2008, the Company’s total indebtedness of $2,239,963,000 (weighted average interest rate of 5.80 percent) was comprised of $282,000,000 of revolving credit facility borrowings (weighted average rate of 3.32 percent) and fixed rate debt and other obligations of $1,957,963,000 (weighted average rate of 6.15 percent).

As of December 31, 2007, the Company’s total indebtedness of $2,211,735,000 (weighted average interest rate of 6.08 percent) was comprised of $250,000,000 of revolving credit facility borrowings (weighted average rate of 5.55 percent) and fixed rate debt of $1,961,735,000 (weighted average rate of 6.15 percent).

9.	PARTNERS’ CAPITAL

OPERATING PARTNERSHIP
Partners’ Capital in the accompanying consolidated financial statements relates to (a) General Partners’ capital, consisting of common units and Series C preferred units (“Preferred Units”) held by the Corporation in the Company, and (b) Limited Partners’ capital consisting of common units held by the limited partners.

GENERAL PARTNER:

PREFERRED STOCK
The Corporation has 10,000 shares of eight-percent Series C cumulative redeemable perpetual preferred stock issued and outstanding (“Series C Preferred Stock”) in the form of 1,000,000 depositary shares ($25 stated value per depositary share).  Each depositary share represents 1/100th of a share of Series C Preferred Stock.

The Series C Preferred Stock has preference rights with respect to liquidation and distributions over the common stock.  Holders of the Series C Preferred Stock, except under certain limited conditions, will not be entitled to vote on any matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of the Series C Preferred Stock will have the right to elect two additional members to serve on the Corporation’s Board of Directors until dividends have been paid in full.  At March 31, 2008, there were no dividends in arrears.  The Corporation may issue unlimited additional preferred stock ranking on a parity with the Series C Preferred Stock but may not issue any preferred stock senior to the Series C Preferred Stock without the consent of two-thirds of its holders.  The Series C Preferred Stock is essentially on an equivalent basis in priority with the Preferred Units.

On and after such date, the Series C Preferred Stock is redeemable at the option of the Corporation, in whole or in part, at $25 per depositary share, plus accrued and unpaid dividends.

Preferred Units
In connection with the Corporation’s issuance of $25 million Series C Preferred stock, the Corporation acquired from the Company $25 million of Series C Preferred Units, which have terms essentially identical to the Series C Preferred Stock.

REPURCHASE OF GENERAL PARTNER UNITS
On September 12, 2007, the Corporation’s Board of Directors authorized an increase to the Corporation’s repurchase program under which the Corporation was permitted to purchase up to $150 million of the Corporation’s outstanding common stock (“Repurchase Program”).  The Corporation has purchased and retired 2,893,630 shares of its outstanding common stock for an aggregate cost of approximately $104 million through March 31, 2008 under the Repurchase Program.  The Corporation has a remaining authorization to repurchase up to an additional $46 million of its outstanding common stock, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

STOCK OPTION PLANS
In May 2004, the Corporation established the 2004 Incentive Stock Plan under which a total of 2,500,000 shares have been reserved for issuance.  No options have been granted through March 31, 2008 under this plan.  In September 2000, the Corporation established the 2000 Employee Stock Option Plan (“2000 Employee Plan”) and the Amended and Restated 2000 Director Stock Option Plan (“2000 Director Plan”).  In May 2002, shareholders of the Corporation approved amendments to both plans to increase the total shares reserved for issuance under both of the 2000 plans from 2,700,000 to 4,350,000 shares of the Corporation’s common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan).  In 1994, and as subsequently amended, the Corporation established the Mack-Cali Employee Stock Option Plan (“Employee Plan”) and the Mack-Cali Director Stock Option Plan (“Director Plan”) under which a total of 5,380,188 shares (subject to adjustment) of the Corporation’s common stock had been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan).  As the Employee Plan and Director Plan expired in 2004, stock options may no longer be issued under those plans.  Stock options granted under the Employee Plan in 1994 and 1995 became exercisable over a three-year period.  Stock options granted under the 2000 Employee Plan and those options granted subsequent to 1995 under the Employee Plan become exercisable over a five-year period.  All stock options granted under both the 2000 Director Plan and Director Plan become exercisable in one year.  All options were granted at the fair market value at the dates of grant and have terms of ten years.  As of March 31, 2008 and December 31, 2007, the stock options outstanding had a weighted average remaining contractual life of approximately 4.0 and 4.1 years, respectively.  Stock options exercisable at March 31, 2008 and December 31, 2007 had a weighted average remaining contractual life of approximately 3.9 and 4.0 years, respectively.

Information regarding the Corporation’s stock option plans for the three months ended March 31, 2008 is summarized below:

	Shares	Weighted
	Under	Average	Aggregate Intrinsic
	Options	Exercise Price	Value $(000’s)
Outstanding at January 1, 2008	497,731	$29.03
Exercised	16,682	$28.26
Lapsed or canceled	19,795	$37.31
Outstanding at March 31, 2008 ($24.63 – $45.47)	461,254	$28.70	$3,233
Options exercisable at March 31, 2008	461,254	$28.70	$3,233
Available for grant at March 31, 2008	4,537,574

Cash received from options exercised under all stock option plans was $0.5 million and $3.3 million for the three months ended March 31, 2008 and 2007, respectively.  The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $96,000 and $3.0 million, respectively.  The Corporation has a policy of issuing new shares to satisfy stock option exercises.  The Company recognized stock options expense of zero and $33,000 for the three months ended March 31, 2008 and 2007, respectively.

STOCK COMPENSATION
The Corporation has issued stock awards (“Restricted Stock Awards”) to officers, certain other employees, and nonemployee members of the Board of Directors of the Corporation, which allow the holders to each receive a certain amount of shares of the Corporation’s common stock generally over a one to seven-year vesting period, of which 346,786 shares were outstanding at March 31, 2008.  Of the outstanding Restricted Stock Awards issued to executive officers and senior management, 232,586 are contingent upon the Corporation meeting certain performance goals to be set by the Committee each year, with the remaining based on time and service. All Restricted Stock Awards provided to the officers and certain other employees were issued under the 2000 Employee Plan and the Employee Plan. Restricted Stock Awards provided to directors were issued under the 2000 Director Plan.

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

During the three months ended March 31, 2008 and 2007, 2,379 and 1,643 deferred stock units were earned, respectively.  As of March 31, 2008 and December 31, 2007, there were 46,854 and 44,179 deferred stock units outstanding, respectively.

LIMITED PARTNERS’ CAPITAL

COMMON UNITS
Certain individuals and entities own common units in the Company.  A common unit and a share of common stock of the Corporation have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the Company.  Common units are redeemable by the common unitholders at their option, subject to certain restrictions, on the basis of one common unit for either one share of common stock or cash equal to the fair market value of a share at the time of the redemption.  The Corporation has the option to deliver shares of common stock in exchange for all or any portion of the cash requested.  The common unitholders may not put the units for cash to the Company or the Corporation.  When a unitholder redeems a common unit for common stock of the Corporation, limited partners’ capital is reduced and the General Partners’ Capital is increased.

EARNINGS PER UNIT
Basic EPU excludes dilution and is computed by dividing net income available to common unitholders by the weighted average number of units outstanding for the period.  Diluted EPU reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units.

The following information presents the Company’s results for the three months ended March 31, 2008 and 2007 in accordance with FASB No. 128:  (dollars in thousands)

	Three Months Ended March 31,
Computation of Basic EPU	2008	2007
Income from continuing operations	$18,876	$22,861
Deduct: Preferred unit distributions	(500)	(500)
Income from continuing operations available to common unitholders	18,376	22,361
Income from discontinued operations	--	541
Net income available to common unitholders	$18,376	$22,902

Weighted average common units	80,356	80,982

Basic EPU:
Income from continuing operations	$ 0.23	$ 0.27
Income from discontinued operations	--	0.01
Net income available to common unitholders	$ 0.23	$ 0.28

	Three Months Ended March 31,
Computation of Diluted EPU	2008	2007
Income from continuing operations available to common unitholders	$18,376	$22,361
Income from discontinued operations for diluted earnings per unit	--	541
Net income available to common unitholders	$18,376	$22,902

Weighted average common units	80,491	81,234

Diluted EPU:
Income from continuing operations	$ 0.23	$ 0.27
Income from discontinued operations	--	0.01
Net income available to common unitholders	$ 0.23	$ 0.28

The following schedule reconciles the shares used in the basic EPU calculation to the units used in the diluted EPU calculation:

	Three Months Ended March 31,
	2008	2007
Basic EPU units	80,356	80,982
Add: Stock options	135	252
Diluted EPU Units	80,491	81,234

Unvested shares of restricted stock outstanding as of March 31, 2008 and 2007 were 346,786 and 153,211, respectively.

10.	CONSOLIDATED JOINT VENTURES

The Company has ownership interests in certain joint ventures which it consolidates.  Various entities and/or individuals hold minority interests in these ventures.

11.	EMPLOYEE BENEFIT 401(k) PLANS

Employees of the Company, other than those assigned to the Gale Company and affiliated employers, who have attained age 21 and completed one-half year of service with the Company are eligible to participate in the Mack-Cali Realty Corporation 401(k) Savings/Retirement Plan (the "401(k) Plan"). Eligible employees may elect to defer from 1 percent up to 30 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year. Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Company at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Company. The assets of the 401(k) Plan are held in trust and a separate account is established for each participant. A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or installment payment or in the form of an annuity upon his or her termination of service with the Company.  Total expense recognized by the Company for the 401(k) Plan for the three months ended March 31, 2008 and 2007 was $100,000 and $100,000, respectively.

All employees of the Gale Company and other affiliated participating employers, other than certain employees who are represented for collective bargaining purposes by a labor organization, who have attained age 20 1/2 and completed one-half year of service with a participating employer are eligible to participate in the Gale Company Employee Savings Plan (the “Gale Plan”). The Gale Plan permits eligible employees to defer their annual compensation on a pre-tax basis, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Gale Company or the participant's employer may match the employee's deferral at the rate of 50 percent of the first six percent of the employee's annual compensation for employees who have at least 1,000 hours of service and are employed on the last day of the plan year. In addition, the Company, at management's discretion, may make discretionary contributions. Participants become 50 percent vested in employer contributions after two years of service and become 100 percent vested after three years. The assets of the Gale Plan are held in trust and a separate account is established for each participant. A participant may receive a distribution of his or her vested account balance in the Gale Plan in a single sum or installment payment or in the form of an annuity upon his or her termination of service with the Company.  Effective April 1, 2007, the Gale Plan was merged into the 401(k) Plan.  In accordance with the Gale/Green transactions, the Company continued to make matching contributions to former Gale Plan participants under the Gale Plan matching contribution formula through the payroll period ending May 4, 2007.  Moreover, federal law requires the Company to preserve (i) the Gale Plan vesting schedule for certain Gale Plan participants with three or more years of service as of May 4, 2007 and (ii) certain benefits previously offered under the Gale Plan.  Total expense recognized by the Company for the Gale Plan for the three months ended March 31, 2007 was $67,000.

12.	COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS
Pursuant to agreements with the City of Jersey City, New Jersey, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties located in Jersey City, as follows:

The Harborside Plaza 5 agreement, as amended, which commenced in 2002 upon substantial completion of the property, as defined, is for a term of 20 years.  The PILOT is equal to two percent of Total Project Costs.  Total Project Costs, as defined, are $159.6 million.  The PILOT totaled $798,000 and $798,000 for the three months ended March 31, 2008 and 2007, respectively.

The Harborside Plaza 4-A agreement, which commenced in 2000, is for a term of 20 years.  The PILOT is equal to two percent of Total Project costs, as defined, and increases by 10 percent in years 7, 10 and 13 and by 50 percent in year 16.  Total Project costs, as defined, are $45.5 million.  The PILOT totaled $250,000 and $250,000 for the three months ended March 31, 2008 and 2007, respectively.

At the conclusion of the above-referenced PILOT agreements, it is expected that the properties will be assessed by the municipality and be subject to real estate taxes at the then prevailing rates.

LITIGATION
The Company is a defendant in litigation arising in the normal course of its business activities.  Management does not believe that the ultimate resolution of these matters will have a materially adverse effect upon the Company’s financial condition taken as whole.

GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of March 31, 2008, are as follows (dollars in thousands):

Year	Amount
2008	$ 382
2009	517
2010	501
2011	501
2012	501
2013 through 2084	34,953

Total	$37,355

Ground lease expense incurred by the Company during the three months ended March 31, 2008 and 2007 amounted to $166,000 and $159,000, respectively.

OTHER
The Company may not dispose of or distribute certain of its properties, currently comprising 13 properties with an aggregate net book value of approximately $219.5 million, which were originally contributed by members of either the Mack Group (which includes William L. Mack, Chairman of the Corporation’s Board of Directors; David S. Mack, a director of the Corporation; Earle I. Mack, a former director of the Corporation; and Mitchell E. Hersh, president, chief executive officer and a director of the Corporation), the Robert Martin Group (which includes Martin S. Berger, a director of the Corporation; Robert F. Weinberg, a former director of the Corporation; and Timothy M. Jones, former president of the Corporation), the Cali Group (which includes John R. Cali, a director of the Corporation, and John J. Cali, a former director of the Corporation) or certain other common unitholders, without the express written consent of a representative of the Mack Group, the Robert Martin Group, the Cali Group or the specific certain other common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate Mack Group, Robert Martin Group, Cali Group members or the specific certain other common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Corporation’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or the Corporation or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate Mack Group, Robert Martin Group, Cali Group members or the specific certain other common unitholders.  124 of the Company’s properties, with an aggregate net book value of approximately $1.9 billion, have lapsed restrictions and are subject to these conditions.

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

Future minimum rentals to be received under non-cancelable operating leases at March 31, 2008 are as follows (dollars in thousands):

Year	Amount
2008	$ 430,326
2009	551,746
2010	492,228
2011	424,925
2012	357,845
2013 and thereafter	1,115,526

Total	$3,372,596

14.	SEGMENT REPORTING

The Company operates in two business segments: (i) real estate and (ii) construction services.  The Company provides leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio.  In May 2006, in conjunction with the Company’s acquisition of the Gale Company and related businesses, the Company acquired a business specializing solely in construction and related services whose operations comprise the Company’s construction services segment.  The Company had no revenues from foreign countries recorded for the three months ended March 31, 2008 and 2007.  The Company had no long lived assets in foreign locations as of March 31, 2008 and December 31, 2007.  The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties in the real estate segment and net operating income from its construction services segment.

Selected results of operations for the three month periods ended March 31, 2008 and 2007 and selected asset information as of March 31, 2008 and December 31, 2007 regarding the Company’s operating segments are as follows (dollars in thousands):

		Construction	Corporate	Total
	Real Estate	Services	& Other (d)	Company
Total revenues:
Three months ended:
March 31, 2008	$ 181,002	$14,128	$ (417)	$ 194,713
March 31, 2007	163,431	26,963	2,863	193,257

Total operating and interest expenses(a):
Three months ended:
March 31, 2008	$ 70,210	$14,854	$ 42,026	$ 127,090	(e)
March 31, 2007	60,764	26,196	39,981	126,941	(f)

Equity in earnings (loss) of unconsolidated
joint ventures:
Three months ended:
March 31, 2008	$ (1,148)	--	--	$ (1,148)
March 31, 2007	(2,231)	--	--	(2,231)

Net operating income (b):
Three months ended:
March 31, 2008	$ 109,644	$ (726)	$(42,443)	$ 66,475	(e)
March 31, 2007	100,436	767	(37,118)	64,085	(f)

Total assets:
March 31, 2008	$4,561,396	$23,340	$(23,774)	$4,560,962
December 31, 2007	4,633,500	35,019	(75,317)	4,593,202

Total long-lived assets (c):
March 31, 2008	$4,225,413	--	$ 25,094	$4,250,507
December 31, 2007	4,268,260	--	(1,017)	4,267,243

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
(d) Corporate & Other represents all corporate-level items (including interest and other investment income, interest expense and non-property general and administrative expense) as well as intercompany eliminations necessary to reconcile to consolidated Company totals.

(e) Excludes $47,722 of depreciation and amortization.
(f) Excludes $41,451 of depreciation and amortization.

15.	IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

Fair Value Measurements - SFAS 157 & The Fair Value Option for Financial Assets and Financial Liabilities - SFAS 159

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157) and SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States (GAAP) and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The impact of adopting both SFAS 157 and SFAS 159 was immaterial to the Company.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following discussion should be read in conjunction with the Consolidated Financial Statements of Mack-Cali Realty, L.P. (the “Company”) and the notes thereto (collectively, the “Financial Statements”).  Certain defined terms used herein have the meaning ascribed to them in the Financial Statements.

Executive Overview

Mack-Cali Realty Corporation (the “Corporation” or “General Partner”) is one of the largest real estate investment trusts (REITs) in the United States, with a total market capitalization of approximately $5.1 billion at March 31, 2008.  The Company has been involved in all aspects of commercial real estate development, management and ownership for over 50 years and the Corporation has been a publicly-traded REIT since 1994.  The Company owns or has interests in 294 properties (collectively, the “Properties”), primarily class A office and office/flex buildings, totaling approximately 33.7 million square feet, leased to approximately 2,200 tenants.  The properties are located primarily in suburban markets of the Northeast, some with adjacent, Company-controlled developable land sites able to accommodate up to 11.3 million square feet of additional commercial space.

The Company’s strategy is to be a significant real estate owner and operator in its core, high-barriers-to-entry markets, located in the Northeast.

As an owner of real estate, almost all of the Company’s earnings and cash flow is derived from rental revenue received pursuant to leased space at the Properties.  Key factors that affect the Company’s business and financial results include the following:

•	the general economic climate;
•	the occupancy rates of the Properties;
•	rental rates on new or renewed leases;
•	tenant improvement and leasing costs incurred to obtain and retain tenants;
•	the extent of early lease terminations;
•	operating expenses;
•	cost of capital; and
•	the extent of acquisitions, development and sales of real estate.

Any negative effects of the above key factors could potentially cause a deterioration in the Company’s revenue and/or earnings.  Such negative effects could include: (1) failure to renew or execute new leases as current leases expire; (2) failure to renew or execute new leases with rental terms at or above the terms of in-place leases; and (3) tenant defaults.

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

The Company’s core markets continue to be weak.  The percentage leased in the Company’s consolidated portfolio of stabilized operating properties was 92.1 percent at March 31, 2008, as compared to 92.7 percent at December 31, 2007 and 92.2 percent at March 31, 2007.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.  Leases that expired as of March 31, 2008, December 31, 2007 and March 31, 2007 aggregate 70,107, 146,261 and 286,298 square feet, respectively, or 0.2, 0.5 and 1.0 percentage of the net rentable square footage, respectively.  Rental rates on the Company’s space that was re-leased (based on first rents payable) during the three months ended March 31, 2008 decreased an average of 0.8 percent compared to rates that were in effect under the prior leases, as compared to a 1.2 percent decrease for the three months ended March 31, 2007.  The Company believes that vacancy rates may continue to increase in some of its markets in 2008.  As a result, the Company’s future earnings and cash flow may continue to be negatively impacted by current market conditions.

The remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand:

•	critical accounting policies and estimates;
•	results of operations for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007; and
•	liquidity and capital resources.

Critical Accounting Policies and Estimates

The Financial Statements have been prepared in conformity with generally accepted accounting principles.  The preparation of the Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Financial Statements, and the reported amounts of revenues and expenses during the reported period.  These estimates and assumptions are based on management’s historical experience that are believed to be reasonable at the time.  However, because future events and their effects cannot be determined with certainty, the determination of estimates requires the exercise of judgment.  The Company’s critical accounting policies are those which require assumptions to be made about matters that are highly uncertain.  Different estimates could have a material effect on the Company’s financial results.  Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions and circumstances.

Rental Property:
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Interest capitalized by the Company for the three months ended March 31, 2008 and 2007 was $1.4 million and $1.3 million, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

The Company considers a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity (as distinguished from activities such as routine maintenance and cleanup).  If portions of a rental project are substantially completed and occupied by tenants, or held available for occupancy, and other portions have not yet reached that stage, the substantially completed portions are accounted for as a separate project.  The Company allocates costs incurred between the portions under construction and the portions substantially completed and held available for occupancy and capitalizes only those costs associated with the portion under construction.

Properties are depreciated using the straight-line method over the estimated useful lives of the assets.  The estimated useful lives are as follows:

Leasehold interests	Remaining lease term
Buildings and improvements	5 to 40 years
Tenant improvements	The shorter of the term of the
related lease or useful life
Furniture, fixtures and equipment	5 to 10 years

Upon acquisition of rental property, the Company estimates the fair value of acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities generally consisting of the fair value of (i) above and below market leases, (ii) in-place leases and (iii) tenant relationships.  The Company allocates the purchase price to the assets acquired and liabilities assumed based on their relative fair values.  In estimating the fair value of the tangible and intangible assets acquired, the Company considers information obtained about each property as a result of its due diligence and marketing and leasing activities, and utilizes various valuation methods, such as estimated cash flow projections utilizing appropriate discount and capitalization rates, estimates of replacement costs net of depreciation, and available market information.  The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

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

Other intangible assets acquired include amounts for in-place lease values and tenant relationship values which are based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant.  Factors to be considered by management in its analysis of in-place lease values include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases.  In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions.  In estimating costs to execute similar leases, management considers leasing commissions, legal and other related expenses.  Characteristics considered by management in valuing tenant relationships include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals.  The value of in-place leases are amortized to expense over the remaining initial terms of the respective leases.  The value of tenant relationship intangibles will be amortized to expense over the anticipated life of the relationships.

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s rental properties may be impaired.  A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property.  The Company’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property.  As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved.  Management does not believe that the value of any of the Company’s rental properties is impaired.

Rental Property Held for Sale and Discontinued Operations:
When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets.  If, in management’s opinion, the net sales price of the assets which have been identified as held for sale is less than the net book value of the assets, a valuation allowance is established.  Properties identified as held for sale and/or sold are presented in discontinued operations for all periods presented.

If circumstances arise that previously were considered unlikely and, as a result, the Company decides not to sell a property previously classified as held for sale, the property is reclassified as held and used.  A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation (amortization) expense that would have been recognized had the property been continuously classified as held and used, or (b) the fair value at the date of the subsequent decision not to sell.

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

Construction services revenue includes fees earned and reimbursements received by the Company for providing construction management and general contractor services to clients.  Construction services revenue is recognized on the percentage of completion method.  Using this method, profits are recorded on the basis of our estimates of the overall profit and percentage of completion of individual contracts.  A portion of the estimated profits is accrued based upon estimates of the percentage of completion of the construction contract.  This revenue recognition method involves inherent risks relating to profit and cost estimates.  Real estate services revenue includes property management, facilities management, leasing commission fees and other services, and payroll and related costs reimbursed from clients.  Other income includes income from parking spaces leased to tenants, income from tenants for additional services arranged for the Company and income from tenants for early lease terminations.

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

Results From Operations

The following comparisons for the three months ended March 31, 2008 (“2008”), as compared to the three months ended March 31, 2007 (“2007”), make reference to the following:  (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Company at December 31, 2006, excluding properties sold or held for sale through March 31, 2008, and (ii) the effect of the “Acquired Properties,” which represent all properties acquired by the Company or commencing initial operations from January 1, 2007 through March 31, 2008.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

	Three Months Ended
	March 31,		Dollar	Percent
(dollars in thousands)	2008	2007	Change	Change
Revenue from rental operations and other:
Base rents	$148,603	$139,557	$ 9,046	6.5%
Escalations and recoveries from tenants	25,724	26,220	(496)	(1.9)
Other income	4,183	2,398	1,785	74.4
Total revenues from rental operations	178,510	168,175	10,335	6.2

Property expenses:
Real estate taxes	24,036	23,470	566	2.4
Utilities	21,428	17,545	3,883	22.1
Operating services	25,973	24,626	1,347	5.5
Total property expenses	71,437	65,641	5,796	8.8

Non-property revenues:
Construction services	12,761	22,341	(9,580)	(42.9)
Real estate services	3,442	2,741	701	25.6
Total non-property revenues	16,203	25,082	(8,879)	(35.4)

Non-property expenses:
Direct construction costs	12,654	20,911	(8,257)	(39.5)
General and administrative	11,095	11,070	(25)	(0.2)
Depreciation and amortization	47,722	41,451	6,271	15.1
Total non-property expenses	71,471	73,432	(1,961)	(2.7)
Operating income	51,805	54,184	(2,379)	(4.4)
Other (expense) income:
Interest expense	(32,460)	(30,936)	(1,524)	(4.9)
Interest and other investment income	556	1,617	(1,061)	(65.6)
Equity in earnings (loss) of unconsolidated joint ventures	(1,148)	(2,231)	1,083	48.5
Minority interest in consolidated joint ventures	123	227	(104)	(45.8)
Total other (expense) income	(32,929)	(31,323)	(1,606)	(5.1)

Income from continuing operations	18,876	22,861	(3,985)	(17.4)
Discontinued operations:
Income from discontinued operations	--	541	(541)	(100.0)
Total discontinued operations	--	541	(541)	(100.0)
Net income	18,876	23,402	(4,526)	(19.3)
Preferred unit distributions	(500)	(500)	--	--
Net income available to common unitholders	$ 18,376	$ 22,902	$ (4,526)	(19.8)%

The following is a summary of the changes in revenue from rental operations and other, and property expenses divided into Same-Store Properties and Acquired Properties:

	Total		Same-Store		Acquired
	Company		Properties		Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change
Revenue from rental operations
and other:
Base rents	$ 9,046	6.5%	$2,994	2.1%	$6,052	4.4%
Escalations and recoveries
from tenants	(496)	(1.9)	(1,814)	(6.9)	1,318	5.0
Other income	1,785	74.4	1,761	73.4	24	1.0
Total	$10,335	6.2%	$2,941	1.8%	$7,394	4.4%

Property expenses:
Real estate taxes	$ 566	2.4%	$ (414)	(1.8)%	$ 980	4.2%
Utilities	3,883	22.1	3,436	19.6	447	2.5
Operating services	1,347	5.5	(101)	(0.4)	1,448	5.9
Total	$5,796	8.8%	$2,921	4.4%	$2,875	4.4%

OTHER DATA:
Number of Consolidated Properties
(excluding properties held for sale):	255		251		4
Square feet (in thousands)	29,245		28,531		714

Base rents for the Same-Store Properties increased $3.0 million, or 2.1 percent, for 2008 as compared to 2007, due primarily to increased rental rates at the properties in 2008 as compared to 2007.  Escalations and recoveries from tenants for the Same-Store Properties decreased $1.8 million, or 6.9 percent, for 2008 over 2007, due primarily to a decrease of $3.2 million in amounts recovered from tenants resulting from lower operating and real estate tax expense and the setting of new base years for certain tenants, offset by an increase of $1.4 million in amounts recovered from tenants resulting from higher utilities expense in 2008.  Other income for the Same-Store Properties increased $1.8 million, or 73.4 percent, due primarily to an increase in tenant extras and reimbursed salaries of $0.8 million and an increase in lease termination fees of $0.6 million for 2008 as compared to 2007.

Real estate taxes on the Same-Store Properties decreased $0.4 million, or 1.8 percent, for 2008 as compared to 2007, due primarily to lower assessments on certain properties in 2008.  Utilities for the Same-Store Properties increased $3.4 million, or 19.6 percent, for 2008 as compared to 2007, due primarily to increased electric rates in 2008 as compared to 2007.  Operating services for the Same-Store Properties decreased $0.1 million, or 0.4 percent due primarily to a decrease in snow removal costs of $1.2 million in 2008 as compared to 2007, partially offset by an increase of $0.7 million in property management salaries and related expenses and an increase of $0.5 million in insurance costs for 2008, as compared to 2007.

Construction services revenue decreased $9.6 million, or 42.9 percent, in 2008 as compared to 2007, due to lesser activity in 2008 at The Gale Company and its related businesses.  Real estate services revenue increased by $0.7 million, or 25.6 percent, for 2008 as compared to 2007, due primarily to an increase in commission income of $0.5 million for 2008 as compared to 2007.

Direct construction costs decreased $8.3 million, or 39.5 percent, in 2008 as compared to 2007, due primarily to lesser activity of the Gale Company and its related businesses, partially off-set by approximately $550,000 in separation payroll costs.  General and administrative expense increased by $25,000, or 0.2 percent, for 2008 as compared to 2007.

Depreciation and amortization increased by $6.3 million, or 15.1 percent, for 2008 over 2007.  Of this increase, $4.4 million, or 10.5 percent, is attributable to the Acquired Properties, and $1.9 million, or 4.6 percent, is attributable to the Same-Store Properties, due primarily to depreciation on increased tenant installation costs.

Interest expense increased $1.5 million, or 4.9 percent, for 2008 as compared to 2007.  This increase was due primarily to higher average debt balances in 2008 as compared to 2007.

Interest and other investment income decreased $1.1 million, or 65.6 percent, for 2008 as compared to 2007.  This increase was due primarily to lower cash balances invested during the period.

Equity in earnings of unconsolidated joint ventures increased $1.1 million, or 48.5 percent, for 2008 as compared to 2007.  The increase was due primarily to a decreased loss in 2008 of $0.9 million in the Route 93 joint venture as well as a decreased loss in 2008 of $0.2 million in the Mack-Green joint venture.

Income from continuing operations decreased to approximately $18.9 million in 2008 from $22.9 million in 2007.  The decrease of approximately $4.0 million is due to the factors discussed above.

Net income available to common unitholders decreased by approximately $4.5 million, from $22.9 million in 2007 to approximately $18.4 million in 2008.  This decrease was the result of a decrease in income from continuing operations of $4.0 million and a decrease in income from discontinued operations of $0.5 million for 2008 as compared to 2007.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Overview:
Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service, capital expenditures and dividends, excluding non-recurring capital expenditures.  To the extent that the Company’s cash flow from operating activities is insufficient to finance its non-recurring capital expenditures such as property acquisitions, development and construction costs and other capital expenditures, the Company has and expects to continue to finance such activities through borrowings under its revolving credit facility and other debt and equity financings.

The Company believes that with the general downturn in the Company’s markets in recent years, it is reasonably likely that vacancy rates may continue to increase, effective rental rates on new and renewed leases may continue to decrease and tenant installation costs, including concessions, may continue to increase in most or all of its markets in 2008.  As a result of the potential negative effects on the Company’s revenue from the overall reduced demand for office space, the Company’s cash flow could be insufficient to cover increased tenant installation costs over the short-term.  If this situation were to occur, the Company expects that it would finance any shortfalls through borrowings under its revolving credit facility and other debt and equity financings.

The Company expects to meet its short-term liquidity requirements generally through its working capital, net cash provided by operating activities and from its revolving credit facility.  The Company frequently examines potential property acquisitions and development projects and, at any given time, one or more of such acquisitions or development projects may be under consideration.  Accordingly, the ability to fund property acquisitions and development projects is a major part of the Company’s financing requirements.  The Company expects to meet its financing requirements through funds generated from operating activities, proceeds from property sales, long-term and short-term borrowings (including draws on the Company’s revolving credit facility) and the issuance of additional debt and/or equity securities.

Construction Projects:
In July 2007, the Company commenced construction on a 250,000 square-foot, class A office building, which Wyndham Worldwide pre-leased for 15 years, on a land site located in the Company’s Mack-Cali Business Campus in Parsippany, New Jersey.  The building is expected to be completed in the fourth quarter 2008 at a total estimated cost of approximately $64.8 million (of which the Company has incurred $10.4 million through March 31, 2008).

The Company owns a 15 percent indirect interest in a joint venture which plans to develop approximately 1.5 million square foot mixed-use project in downtown Boston consisting of office and retail space, condominium apartments, a hotel and garage.  The development project is currently projected to cost approximately $719 million, of which the Company is currently projected to invest a total of approximately $26.6 million (of which the Company has invested $20.6 million through April 25, 2008).  The venture is currently pursuing project financing.

The Operating Partnership is obligated to acquire from an entity (the “Florham Entity”)whose beneficial owners include Stanley C. Gale and Mark Yeager, an executive officer of the Company, a 50 percent interest in a venture which owns a developable land parcel in Florham Park, New Jersey (the “Florham Park Land”) for a maximum purchase price of up to $10.5 million, subject to reduction based on developable square feet approved and other conditions, with the completion of such acquisition subject to the Florham Entity obtaining final development permits and approvals and related conditions necessary to allow for office development expected to be 600,000 square feet.  In the event the acquisition of the Florham Park Land does not close by May 9, 2009, subject to certain conditions, the Florham Entity will be obligated to pay certain deferred costs and an additional $1 million to the Operating Partnership at that time.

REIT Restrictions:
To maintain its qualification as a REIT, the Corporation must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains.  Moreover, the Corporation intends to continue to make regular quarterly distributions to its common stockholders which, based upon current policy, in the aggregate would equal approximately $173.9 million on an annualized basis.  However, any such distribution, whether for federal income tax purposes or otherwise, would only be paid out of available cash, including borrowings and other sources, after meeting operating requirements, preferred stock dividends and distributions, and scheduled debt service on the Company’s debt.

Property Lock-Ups:
The Company may not dispose of or distribute certain of its properties, currently comprising 13 properties with an aggregate net book value of approximately $219.5 million, which were originally contributed by members of either the Mack Group (which includes William L. Mack, Chairman of the Corporation’s Board of Directors; David S. Mack, director; Earle I. Mack, a former director; and Mitchell E. Hersh, president, chief executive officer and director), the Robert Martin Group (which includes Martin S. Berger, director; Robert F. Weinberg, a former director; and Timothy M. Jones, former president), the Cali Group (which includes John R. Cali, director, and John J. Cali, a former director) or certain other common unitholders, without the express written consent of a representative of the Mack Group, the Robert Martin Group, the Cali Group or the specific certain other common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate Mack Group, Robert Martin Group, Cali Group members or the specific certain other common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Company’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company generally is required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate Mack Group, Robert Martin Group, Cali Group members or the specific certain other common unitholders.  124 of the Company’s properties, with an aggregate net book value of approximately $1.9 billion, have lapsed restrictions and are subject to these conditions.

Unencumbered Properties:
As of March 31, 2008, the Company had 238 unencumbered properties, totaling 25.7 million square feet, representing 87.7 percent of the Company’s total portfolio on a square footage basis.

Credit Ratings:
The Company has three investment grade credit ratings.  Standard & Poor’s Rating Services (“S&P”) and Fitch, Inc. (“Fitch”) have each assigned their BBB rating to existing and prospective senior unsecured debt of the Operating Partnership.  S&P and Fitch also have assigned their BBB- rating to existing and prospective preferred stock offerings of the Company.  Moody’s Investors Service (“Moody’s”) has assigned its Baa2 rating to existing and prospective senior unsecured debt of the Operating Partnership and its Baa3 rating to existing and prospective preferred stock offerings of the Company.

Cash Flows

Cash and cash equivalents increased by $5.9 million to $30.6 million at March 31, 2008, compared to $24.7 million at December 31, 2007.  The increase is comprised of the following net cash flow items:

(1)	$53.5 million provided by operating activities.

(2)	$18.8 million used in investing activities, consisting primarily of the following:
(a)	$20.1 million used for additions to rental property and related intangibles; plus
(b)	$2.0 million used in investing in unconsolidated joint ventures; minus
(c)	$3.3 million received as distributions from unconsolidated joint ventures.

(3)	$28.8 million used in financing activities, consisting primarily of the following:
(a)	$101.4 million from borrowings under the Company’s unsecured credit facility; plus
(b)	$471 thousand in proceeds from stock options exercised; minus
(c)	$69.4 million used for the repayment of borrowings under the Company’s unsecured credit facility; minus
(d)	$4.0 million used for the repayment of mortgages, loans payable and other obligations; minus
(e)	$52.1 million used for the payment of dividends and distributions; minus
(f)	$5.2 million used for the repurchase of common stock.

Debt Financing

Summary of Debt:
The following is a breakdown of the Company’s debt financing as of March 31, 2008:

	Balance ($000’s)	% of Total	Weighted Average Interest Rate (a)	Weighted Average Maturity in Years
Fixed Rate Unsecured Debt	$1,657,153	73.98%	6.30%	4.07
and Other Obligations
Fixed Rate Secured Debt	300,810	13.43%	5.36%	3.76
Variable Rate Unsecured Debt	282,000	12.59%	3.32%	3.23

Totals/Weighted Average:	$2,239,963	100.00%	5.80%	3.92

Debt Maturities:
Scheduled principal payments and related weighted average annual interest rates for the Company’s debt as of March 31, 2008 are as follows:

Period	Scheduled Amortization ($000’s)	Principal Maturities ($000’s)	Total ($000’s)	Weighted Average Interest Rate of Future Repayments (a)
2008	$13,748	$ 12,563	$ 26,311	5.28%
2009	15,141	300,000	315,141	7.37%
2010	2,584	334,500	337,084	5.26%
2011	2,745	582,000	584,745	5.70%
2012	2,864	210,148	213,012	6.13%
Thereafter	5,702	760,618	766,320	5.41%
Sub-total	42,784	2,199,829	2,242,613	5.80%
Adjustment for unamortized
debt discount/premium, net,
as of March 31, 2008	(2,650)	--	(2,650)

Totals/Weighted Average	$40,134	$2,199,829	$2,239,963	5.80%

Senior Unsecured Notes:
The terms of the Company’s senior unsecured notes (which totaled approximately $1.6 billion as of March 31, 2008) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

Unsecured Revolving Credit Facility:
The Company has an unsecured revolving credit facility with a borrowing capacity of $775 million (expandable to $800 million).  The facility matures in June 2011, with an extension option of one year, which would require a payment of 15 basis points of the then borrowing capacity of the facility upon exercise.  In addition, the interest rate on outstanding borrowings (not electing the Company’s competitive bid feature) was reduced by 10 basis points to LIBOR plus 55 basis points at the BBB/Baa2 pricing level.  As of April 25, 2008, the Company had $314.7 million of outstanding borrowings under its unsecured revolving credit facility.

The facility has a competitive bid feature, which allows the Company to solicit bids from lenders under the facility to borrow up to $300 million at interest rates less than the current LIBOR plus 55 basis point spread.  The Company may also elect an interest rate representing the higher of the lender’s prime rate or the Federal Funds rate plus 50 basis points.  The unsecured facility also requires a 15 basis point facility fee on the current borrowing capacity payable quarterly in arrears.

The interest rate and the facility fee are subject to adjustment, on a sliding scale, based upon the operating partnership’s unsecured debt ratings.  In the event of a change in the Operating Partnership’s unsecured debt rating, the interest and facility fee rates will be adjusted in accordance with the following table:

Company’s	Interest Rate –
Unsecured Debt Ratings:	Applicable Basis Points	Facility Fee
S&P Moody’s/Fitch (a)	Above LIBOR	Basis Points
No ratings or less than BBB-/Baa3/BBB-	100.0	25.0
BBB-/Baa3/BBB-	75.0	20.0
BBB/Baa2/BBB (current)	55.0	15.0
BBB+/Baa1/BBB+	42.5	15.0
A-/A3/A- or higher	37.5	12.5

(a)   If the Company has debt ratings from two rating agencies, one of which is Standard & Poor’s Rating Services (“S&P”) or Moody’s Investors Service (“Moody’s”), the rates per the above table shall be based on the lower of such ratings.  If the Operating Partnership has debt ratings from three rating agencies, one of which is S&P or Moody’s, the rates per the above table shall be based on the lower of the two highest ratings.  If the Company has debt ratings from only one agency, it will be considered to have no rating or less than BBB-/Baa3/BBB- per the above table.

The terms of the unsecured facility include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties (to the extent that: (i) such property dispositions cause the Company to default on any of the financial ratios of the facility described below, or (ii) the property dispositions are completed while the Company is under an event of default under the facility, unless, under certain circumstances, such disposition is being carried out to cure such default), and which require compliance with financial ratios relating to the maximum leverage ratio, the maximum amount of secured indebtedness, the minimum amount of tangible net worth, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property interest coverage and certain investment limitations.  The dividend restriction referred to above provides that, if an event of default has occurred and is continuing, the Corporation will not make any excess distributions with respect to common stock or other common equity interests except to enable the Corporation to continue to qualify as a REIT under the Code.

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

Mortgages, Loans Payable and Other Obligations:
The Company has mortgages, loans payable and other obligations which consist of various loans collateralized by certain of the Company’s rental properties.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

Debt Strategy:
The Company does not intend to reserve funds to retire the Company’s senior unsecured notes or its mortgages, loans payable and other obligations upon maturity.  Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates.  If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility.  As of April 25, 2008, the Company had $314.7 million in outstanding borrowings under its $775 million unsecured revolving credit facility.  The Company is reviewing various refinancing options, including the purchase of its senior unsecured notes in privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt, preferred stock of the Corporation, and/or obtaining additional mortgage debt, some or all of which may be completed during 2008.  The Company anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs both in the short and long-term.  However, if these sources of funds are insufficient or unavailable, the Company’s ability to make the expected distributions discussed below may be adversely affected.

Equity Financing and Registration Statements

Equity Activity:
The following table presents the changes in the Corporation’s issued and outstanding shares of Common Stock and the Company’s common units for the three months ended March 31, 2008:

	Common	Common
	Stock	Units	Total
Outstanding at January 1, 2008	65,558,073	14,985,538	80,543,611
Stock options exercised	16,682	--	16,682
Common units redeemed for Common Stock	3,000	(3,000)	--
Shares issued under Dividend Reinvestment
and Stock Purchase Plan	2,263	--	2,263
Issuance of restricted stock	251,886	--	251,886
Repurchase of Common Stock	(151,230)	--	(151,230)

Outstanding at March 31, 2008	65,680,674	14,982,538	80,663,212

Share Repurchase Program:
The Corporation has a share repurchase program which was authorized by its Board of Directors in September 2007 to purchase up to $150 million of the Corporation’s outstanding common stock (“Repurchase Program”), which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.  As of March 31, 2008, the Corporation had a remaining authorization under the Repurchase Program of $46 million.

Shelf Registration Statements:
The Corporation has an effective shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (“SEC”) for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the Corporation, under which $260.1 million of securities have been sold through April 25, 2008 and $1.7 billion remains available for future issuances.

The Corporation and the Company also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the Corporation and debt securities of the Operating Partnership, under which $600 million of securities have been sold through April 25, 2008 and $1.9 billion remains available for future issuances.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt:
The debt of the Company’s unconsolidated joint ventures are generally non-recourse to the Company except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations.  The Company has also posted a $7.0 million letter of credit in support of the Harborside South Pier joint venture, $3.5 million of which is indemnified by Hyatt.

The Company’s off-balance sheet arrangements are further discussed in Note 3: Investments in Unconsolidated Joint Ventures to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt (principal and interest), PILOT agreements, ground lease and other agreements as of March 31, 2008:

	Payments Due by Period
		Less than 1	1 – 3	4 – 5	6 – 10	After 10
(dollars in thousands)	Total	Year	Years	Years	Years	Years
Senior unsecured notes	$2,056,027	$400,494	$618,701	$309,257	$727,575	--
Revolving credit facility	312,417	9,359	18,718	284,340	--	--
Mortgages, loans payable
and other obligations	385,990	45,115	205,909	48,235	59,083	$27,648
Payments in lieu of taxes
(PILOT)	64,861	4,193	12,806	8,725	23,986	15,151
Ground lease payments	37,355	512	1,515	1,009	2,388	31,931
Total	$2,856,650	$459,673	$857,649	$651,566	$813,032	$74,730

Inflation

The Company’s leases with the majority of its tenants provide for recoveries and escalation charges based upon the tenant’s proportionate share of, and/or increases in, real estate taxes and certain operating costs, which reduce the Company’s exposure to increases in operating costs resulting from inflation.

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

For further information on factors which could impact us and the statements contained herein, see Item 1A: Risk Factors, in our annual report on Form 10-K for the fiscal year ended December 31, 2007.  We assume no obligation to update and supplement forward-looking statements that become untrue because of subsequent events, new information or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices.  In pursuing its business plan, the primary market risk to which the Company is exposed is interest rate risk.  Changes in the general level of interest rates prevailing in the financial markets may affect the spread between the Company’s yield on invested assets and cost of funds and, in turn, its ability to make distributions or payments to its investors.

Approximately $2.0 billion of the Company’s long-term debt and other obligations bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates.  The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.  The interest rate on the variable rate debt as of March 31, 2008, was LIBOR plus 55 basis points.

(dollars in thousands)
March 31, 2008	Maturity Date
Debt,	4/1/08 –
including current portion	12/31/08	2009	2010	2011	2012	Thereafter	Total	Fair Value

Fixed Rate	$25,339	$314,238	$336,407	$302,329	$212,806	$766,843	$1,957,962	$1,906,039
Average Interest Rate	5.28%	7.37%	5.26%	7.91%	6.13%	5.41%	6.15%

Variable Rate				$282,000			$ 282,000	$ 282,000

While the Company has not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in losses to the Company which could adversely affect its operating results and liquidity.

Item 4.        Controls and Procedures

Disclosure Controls and Procedures.  The Company’s management, with the participation of the Corporation’s president and chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, the Corporation’s president and chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting.  There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MACK-CALI REALTY, L.P.

Part II – Other Information

Item 1.        Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company is a party or to which any of the Properties is subject.

Item 1A.    Risk Factors

Not Applicable.

MACK-CALI REALTY, L.P.

Part II – Other Information (continued)

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)           COMMON STOCK
During the three months ended March 31, 2008, the Corporation issued 3,000 shares of common stock to holders of common units in the Operating Partnership upon the redemption of such common units in private offerings pursuant to Section 4(2) of the Securities Act.  The holders of the common units were limited partners of the Operating Partnership and accredited investors under Rule 501 of the Securities Act.  The common units were converted into an equal number of shares of common stock.  The Corporation has registered the resale of such shares under the Securities Act.

(b)           Not Applicable.

(c)           Not Applicable.

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

Mack-Cali Realty L.P.
(Registrant)
	By:	Mack-Cali Realty Corporation
its General Partner

Date: April 30, 2008	By:	/s/ Mitchell E. Hersh
Mitchell E. Hersh
President and
Chief Executive Officer

Date: April 30, 2008	By:	/s/ Barry Lefkowitz
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