Form 10-K/A
period 2008-12-31
MACK CALI REALTY L P
filed 2009-03-06
CIK 1067063

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-57103

MACK-CALI REALTY, L.P.
(Exact Name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3315804 (IRS Employer Identification No.)
343 Thornall Street, Edison, New Jersey (Address of principal executive offices)	08837-2206 (Zip code)

(732) 590-1000
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐    No ☒

        LOCATION OF EXHIBIT INDEX: The index of exhibits is contained herein on page number 4.

        DOCUMENTS INCORPORATED BY REFERENCE: None.

 EXPLANATORY NOTE

        On February 12, 2009, Mack-Cali Realty, L.P. (the "Company") filed with the Securities and Exchange Commission (the "SEC") the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (the "Report"). As disclosed in the Report, the Company determined that as of December 31, 2008, Mack-Green-Gale LLC ("MGG"), an unconsolidated joint venture of the Company, met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X, and the audited financial statements of MGG required by Rule 3-09 of Regulation S-X would be filed with an amendment to the Report as permitted by SEC rules.

        This Amendment No. 1 to the Report amends Part IV, Item 15(a)(2) of the Report to add the audited financial statements of MGG as provided in Exhibit 99.1 attached hereto. In addition, in connection with the filing of this Amendment No. 1 to the Report and pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the certifications of the president and chief executive officer and chief financial officer of Mack-Cali Realty Corporation, the Company's general partner, are attached as exhibits hereto.

        Except as described above, this Amendment No. 1 to the Report does not amend any other information set forth in the Report, and the Company has not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the Report.

 MACK-CALI REALTY, L.P.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mack-Cali Realty, L.P. (Registrant)
By:	Mack-Cali Realty Corporation Its general partner

Date: March 6, 2009	/s/ MITCHELL E. HERSH
Mitchell E. Hersh President and Chief Executive Officer
Date: March 6, 2009	/s/ BARRY LEFKOWITZ
Barry Lefkowitz Executive Vice President and Chief Financial Officer

 MACK-CALI REALTY, L.P.

EXHIBIT INDEX

Exhibit Number	Exhibit Title
23.1	Consent of Cornerstone Accounting Group LLP, independent registered public accounting firm.
31.1	Certification of Mack-Cali Realty Corporation's President and Chief Executive Officer, Mitchell E. Hersh, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Mack-Cali Realty Corporation's Chief Financial Officer, Barry Lefkowitz, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification of Mack-Cali Realty Corporation's President and Chief Executive Officer, Mitchell E. Hersh, and the Company's Chief Financial Officer, Barry Lefkowitz, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1
Mack-Green-Gale LLC and Subsidiaries Consolidated Balance Sheets at December 31, 2008 and 2007 and Consolidated Statements of Operations, Changes in Members' Capital and Cash Flows for the years ended December 31, 2008 and 2007 and for the period from May 9, 2006 (Commencement of Operations) through December 31, 2006.

QuickLinks

EXPLANATORY NOTE
MACK-CALI REALTY, L.P.
Signatures
MACK-CALI REALTY, L.P.
EXHIBIT INDEX