Form 10-Q
period 2009-03-31
MACK CALI REALTY L P
filed 2009-04-30
CIK 1067063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.  YES X NO ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ___ No ___ (the Registrant is not yet required to submit Interactive Data)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒                                                                                                                     Accelerated filer  ☐

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES___ NO X

MACK-CALI REALTY, L.P.

FORM 10-Q

INDEX

Part I	Financial Information	Page

	Item 1. Financial Statements (unaudited):

	Consolidated Balance Sheets as of March 31, 2009
	and December 31, 2008	4

	Consolidated Statements of Operations for the three months
	ended March 31, 2009 and 2008	5

	Consolidated Statement of Changes in Equity for the three months
	ended March 31, 2009	6

	Consolidated Statements of Cash Flows for the three months ended
	March 31, 2009 and 2008	7

	Notes to Consolidated Financial Statements	8-33

	Item 2. Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	34-49

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	49

	Item 4. Controls and Procedures	49

Part II	Other Information

	Item 1. Legal Proceedings	50

	Item 1A. Risk Factors	50

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	51

	Item 3. Defaults Upon Senior Securities	51

	Item 4. Submission of Matters to a Vote of Security Holders	51

	Item 5. Other Information	52

	Item 6. Exhibits	52

Signatures		53

Exhibit Index		54-70

MACK-CALI REALTY, L.P.

Part I – Financial Information

Item 1.        Financial Statements

The accompanying unaudited consolidated balance sheets, statements of operations, of changes in equity, and of cash flows and related notes thereto, have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements.  The financial statements reflect all adjustments consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair presentation for the interim periods.

The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in Mack-Cali Realty, L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts) (unaudited)

	March 31,	December 31,
ASSETS	2009	2008
Rental property
Land and leasehold interests	$ 731,128	$ 731,086
Buildings and improvements	3,796,139	3,792,186
Tenant improvements	401,187	431,616
Furniture, fixtures and equipment	8,716	8,892
	4,937,170	4,963,780
Less – accumulated depreciation and amortization	(1,035,299)	(1,040,778)
Net investment in rental property	3,901,871	3,923,002
Cash and cash equivalents	31,898	21,621
Investments in unconsolidated joint ventures	133,588	138,495
Unbilled rents receivable, net	113,543	112,524
Deferred charges and other assets, net	204,180	212,422
Restricted cash	12,918	12,719
Accounts receivable, net of allowance for doubtful accounts
of $2,815 and $2,319	11,130	23,139

Total assets	$4,409,128	$4,443,922

LIABILITIES AND EQUITY
Senior unsecured notes	$1,333,868	$1,533,349
Revolving credit facility	328,000	161,000
Mortgages, loans payable and other obligations	592,253	531,126
Distributions payable	36,887	52,249
Accounts payable, accrued expenses and other liabilities	107,999	119,451
Rents received in advance and security deposits	52,970	54,406
Accrued interest payable	19,341	32,978
Total liabilities	2,471,318	2,484,559
Commitments and contingencies

Equity:
Mack-Cali Realty, L.P.’s Partners’ Capital:
General Partner 10,000 preferred units outstanding	24,836	24,836
General Partner 66,424,213 and 66,419,055 common units outstanding	1,502,576	1,519,627
Limited Partners 14,435,743 and 14,437,731 common units outstanding	410,189	414,114
Total Mack-Cali Realty, L.P.’s Partners’ Capital	1,937,601	1,958,577

Noncontrolling interests:
Noncontrolling interests in consolidated joint ventures	209	786

Total equity	1,937,810	1,959,363

Total liabilities and equity	$4,409,128	$4,443,922

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts) (unaudited)

	Three Months Ended
	March 31,
REVENUES	2009	2008
Base rents	$149,326	$148,603
Escalations and recoveries from tenants	27,949	25,724
Construction services	3,911	12,761
Real estate services	2,526	3,442
Other income	2,954	4,183
Total revenues	186,666	194,713

EXPENSES
Real estate taxes	23,471	24,036
Utilities	20,877	21,428
Operating services	27,942	25,973
Direct construction costs	3,714	12,654
General and administrative	10,082	11,095
Depreciation and amortization	48,272	47,722
Total expenses	134,358	142,908
Operating income	52,308	51,805

OTHER (EXPENSE) INCOME
Interest expense	(32,794)	(32,460)
Interest and other investment income	197	556
Equity in earnings (loss) of unconsolidated joint ventures	(5,114)	(1,148)
Total other (expense) income	(37,711)	(33,052)
Income from continuing operations	14,597	18,753
Net income	14,597	18,753
Noncontrolling interest in consolidated joint ventures	632	123
Preferred unit distributions	(500)	(500)
Net income available to common unitholders	$ 14,729	$ 18,376

Basic earnings per common unit:
Income from continuing operations	$ 0.18	$ 0.23
Net income available to common unitholders	$ 0.18	$ 0.23

Diluted earnings per common unit:
Income from continuing operations	$ 0.18	$ 0.23
Net income available to common unitholders	$ 0.18	$ 0.23

Distributions declared per common unit	$ 0.45	$ 0.64

Basic weighted average units outstanding	80,921	80,356

Diluted weighted average units outstanding	80,921	80,491

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands) (unaudited)

	General	General	Limited	General	General	Limited
	Partner	Partner	Partners	Partner	Partner	Partners	Noncontrolling
	Preferred	Common	Common	Preferred	Common	Common	Interests	Total
	Units	Units	Units	Unitholders	Unitholders	Unitholders	in Subsidiaries	Equity

Balance at January 1, 2009	10	66,419	14,438	$24,836	$1,519,627	$414,114	$ 786	$1,959,363
Net income	--	--	--	500	12,101	2,628	(577)	14,652
Distributions	--	--	--	(500)	(29,891)	(6,496)	--	(36,887)
Redemption of limited partners common
units for shares of common stock	--	2	(2)	--	57	(57)	--	--
Units issued under Dividend
Reinvestment and Stock Purchase Plan	--	3	--	--	66	--	--	66
Directors Deferred compensation plan	--	--	--	--	99	--	--	99
Amortization of stock compensation	--	--	--	--	517	--	--	517

Balance at March 31, 2009	10	66,424	14,436	$24,836	$1,502,576	$410,189	$ 209	$1,937,810

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended
	March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2009	2008
Net income	$ 14,597	$ 18,753
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization, including related intangibles	46,737	46,161
Amortization of stock compensation	517	706
Amortization of deferred financing costs and debt discount	707	708
Equity in (earnings) loss of unconsolidated joint ventures	5,114	1,148
Distribution of cumulative earnings from unconsolidated joint ventures	1,000	--
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(992)	(1,274)
Increase in deferred charges and other assets, net	(3,192)	(7,518)
Decrease in accounts receivable, net	12,009	14,859
Decrease in accounts payable, accrued expenses and other liabilities	(9,395)	(9,220)
(Decrease) increase in rents received in advance and security deposits	(1,436)	4,765
Decrease in accrued interest payable	(13,637)	(15,620)

Net cash provided by operating activities	$ 52,029	$ 53,468

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to rental property and related intangibles	$ (15,791)	$ (20,125)
Repayments of notes receivable	44	42
Investment in unconsolidated joint ventures	(1,580)	(1,965)
Distribution in excess of cumulative earnings from unconsolidated joint ventures	--	3,324
Decrease in restricted cash	(199)	(49)

Net cash used in investing activities	$ (17,526)	$ (18,773)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$ 265,000	$ 101,400
Repayment of revolving credit facility	(98,000)	(69,400)
Proceeds from mortgages	64,500	--
Repayment of mortgages, loans payable and other obligations	(3,378)	(3,994)
Repayments of senior unsecured notes	(199,724)	--
Payment of financing costs	(375)
Repurchase of Common Stock	--	(5,198)
Proceeds from stock options exercised	--	471
Payment of distributions	(52,249)	(52,099)

Net cash used in financing activities	$ (24,226)	$ (28,820)

Net decrease in cash and cash equivalents	$ 10,277	$ 5,875
Cash and cash equivalents, beginning of period	$ 21,621	$ 24,716

Cash and cash equivalents, end of period	$ 31,898	$ 30,591

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

The General Partner is a fully-integrated self-administered, self-managed real estate investment trust (“REIT”). The General Partner controls the Company as its sole general partner and owned an 82.1 percent common unit interest in the Company as of March 31, 2009 and December 31, 2008.

As of March 31, 2009, the Company owned or had interests in 294 properties plus developable land (collectively, the “Properties”).  The Properties aggregate approximately 33.8 million square feet, which are comprised of 283 buildings, primarily office and office/flex buildings, totaling approximately 33.4 million square feet (which include 37 buildings, primarily office buildings, aggregating approximately 4.3 million square feet owned by unconsolidated joint ventures in which the Company has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, two retail properties totaling approximately 17,300 square feet, a hotel (which is owned by an unconsolidated joint venture in which the Company has an investment interest) and two parcels of land leased to others.  The Properties are located in six states in the Northeast, plus the District of Columbia.

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

Rental
Property
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Pursuant to the Company’s adoption of FASB No. 141(R), Business Combinations, effective January 1, 2009, acquisition-related costs are expensed as incurred. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Included in total rental property is construction, tenant improvement and development in-progress of $88,552,000 and $143,010,000 (including land of $56,110,000 and $70,709,000) as of March 31, 2009 and December 31, 2008, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

Marketable
Securities
The Company classifies its marketable securities among three categories: held-to-maturity, trading and available-for-sale.  Unrealized holding gains and losses relating to available-for-sale securities are excluded from earnings and reported as other comprehensive income (loss) in equity until realized.  A decline in the market value of any marketable security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value.  Any impairment would be charged to earnings and a new cost basis for the security established.

The fair value of the marketable securities was determined using level I inputs under FAS 157.  Level I inputs represent quoted prices available in an active market for identical investments as of the reporting date.

The Company received approximately $65,000 in dividend income from its holdings in marketable securities during the three months ended March 31, 2008.  The Company disposed of its marketable securities in April 2008 for aggregate net proceeds of approximately $5.4 million and realized a gain of $471,000.

Deferred
Financing Costs
Costs incurred in obtaining financing are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness.  Amortization of such costs is included in interest expense and was $707,000 and $708,000 for the three months ended March 31, 2009 and 2008, respectively.

Deferred
Leasing Costs
Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.  Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease.  Certain employees of the Corporation are compensated for providing leasing services to the Properties.  The portion of such compensation, which is capitalized and amortized, approximated $860,000 and $744,000 for the three months ended March 31, 2009 and 2008, respectively.

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

Distributions
Payable
The distributions payable at March 31, 2009 represents distributions payable to preferred unitholders (10,000 Series C preferred units) and common unitholders (80,860,296 common units), for all such holders of record as of April 3, 2009 with respect to the first quarter 2009.  The first quarter 2009 Series C unit distributions of $50.00 per preferred unit, and common unit distributions of $0.45 per common unit were approved by the Corporation’s Board of Directors on March 17, 2009.  The common unit distributions payable were paid on April 13, 2009.  The preferred unit distributions payable were paid on April 15, 2009.

The distributions payable at December 31, 2008 represents distributions payable to preferred unitholders (10,000 Series C preferred units) and common unitholders (80,857,495 common units) for all such holders of record as of January 4, 2009 with respect to the fourth quarter 2008.  The fourth quarter 2008 Series C unit distributions of $50.00 per preferred unit and common unit distributions of $0.64 per common unit were approved by the Corporation’s Board of Directors on December 9, 2008.  The common unit distributions payable were paid on January 12, 2009.  The preferred unit distributions payable were paid on January 15, 2009.

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

In 2002, the Company adopted the provisions of FASB No. 123, and in 2006, the Company adopted the provisions of FASB No. 123(R), which did not have a material effect on the Company’s financial position and results of operations.  These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”) and stock options at the grant date be amortized ratably into expense over the appropriate vesting period.  The Company recorded stock expense of $517,000 and $705,000 for the three months ended March 31, 2009 and 2008, respectively.

Other
Comprehensive
Income	Other comprehensive income (loss) includes items that are recorded in equity, such as unrealized holding gains or losses on marketable securities available for sale.

3.	REAL ESTATE TRANSACTION

On March 1, 2009, the Company placed in service a 250,000 square-foot, class A office building, which is fully leased by Wyndham Worldwide for 15 years.  The building is located in the Company’s Mack-Cali Business Campus in Parsippany, New Jersey.

4.	INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

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

The Company performed management, leasing and other services for the property when owned by the joint venture and recognized $16,000 in fees for such services for the three months ended March 31, 2008.

SOUTH PIER AT HARBORSIDE – HOTEL DEVELOPMENT
On November 17, 1999, the Company entered into a joint venture with Hyatt Corporation (“Hyatt”) to develop a 350-room hotel on the South Pier at Harborside Financial Center, Jersey City, New Jersey, which was completed and commenced initial operations in July 2002.  The Company owns a 50 percent interest in the venture.

The venture has a mortgage loan with a balance as of March 31, 2009 of $68.0 million collateralized by the hotel property.  The loan carries an interest rate of 6.15 percent and matures in November 2016.  The venture has a loan with a balance as of March 31, 2009 of $6.7 million with the City of Jersey City, provided by the U.S. Department of Housing and Urban Development.  The loan currently bears interest at fixed rates ranging from 6.09 percent to 6.62 percent and matures in August 2020.  The Company has posted a $6.7 million letter of credit in support of this loan, $3.4 million of which is indemnified by Hyatt Corporation, the Company’s joint venture partner.

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

On October 20, 2006, the venture entered into a $22.0 million construction loan with a commercial bank collateralized by the land and development project.  The loan (with a balance as of March 31, 2009 of $20.3 million), carried an interest rate of LIBOR plus 130 basis points through March 2008.  In April 2008, the interest rate was reduced to LIBOR plus 125 basis points and the maturity was extended to April 2010.  The loan currently has a one-year extension option subject to certain conditions, which requires payment of a fee.

In September 2007, the joint venture completed development of the property and placed the office building in service.  The Company performs management, leasing and other services for the property owned by the joint venture and recognized $23,000 and $18,500 in fees for such services during the three months ended March 31, 2009 and 2008, respectively.

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

Substantially all of the OP LP Properties are encumbered by mortgage loans with an aggregate outstanding principal balance of $276.3 million at March 31, 2009.  $186.0 million of the mortgage loans bear interest at a weighted average fixed interest rate of 6.26 percent per annum and mature at various times through May 2016.  $90.3 million of the mortgage loans bear interest at a floating rate of LIBOR plus 275 basis points per annum and mature in May 2009. The floating rate mortgage loans are provided by an affiliate of SL Green.  Based on the venture’s anticipated holding period pertaining to six of its properties encumbered by a floating-rate mortgage loan that matures on May 9, 2009, the venture believed that the carrying amounts of these properties may not be recoverable at December 31, 2008.  Accordingly, as the venture determined that its carrying value of these properties exceeded the estimated fair value, it recorded an impairment charge of approximately $32.3 million on its rental property as of December 31, 2008.

On April 29, 2009, the Company acquired the remaining interests in Mack-Green from SL Green.  As a result, the Company now owns 100 percent of Mack-Green.  In connection with this transaction, the Company also acquired the remaining 50 percent interest in 55 Corporate Partners L.L.C. from an affiliate of SL Green (see “55 Corporate Partners, LLC” below).

Additionally, the $90.3 million of mortgage loans scheduled to mature in May 2009 were modified to provide for, amongst other things, interest to accrue at the current rate of LIBOR plus 275 basis point per annum, with the interest pay rate at the lower of LIBOR plus 275 basis points or 3.15 percent per annum.  Interest is payable at the pay rate only to the extent that property expenses have been paid, with any accrued unpaid interest above the pay rate serving to increase the balance of the loans.  The loans are now scheduled to mature on May 9, 2011.

The Company performs management, leasing, and construction services for the properties owned by the joint venture and recognized $1.1 million and $1.1 million in income (net of $790,000 and $1.0 million in direct costs) for such services in the three months ended March 31, 2009 and 2008, respectively.

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

GE Gale has a mortgage loan with a balance of $52.5 million at March 31, 2009.  The loan bears interest at a rate of LIBOR plus 275 basis points and matures on January 9, 2010, with an extension option, subject to certain conditions, through January 9, 2011.

The Company performs management, leasing, and other services for PFV and recognized $223,000 and $218,700 in income (net of $0 and $146,300 in direct costs) for such services in the three months ended March 31, 2009 and 2008, respectively.

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

The Route 93 Ventures has a mortgage loan with an amount not to exceed $58.6 million, with a $43.5 million balance at March 31, 2009 collateralized by its office properties.  The loan provides the venture the ability to draw additional monies for qualified leasing and capital improvement costs.  The loan bears interest at a rate of LIBOR plus 220 basis points and matures on July 11, 2009, with two one-year extension options, subject to certain conditions with the payment of a fee.

On March 31, 2009, on account of the recent deterioration in the commercial real estate markets in the Boston area, the Company wrote off its investment in the venture and recorded an impairment charge in equity in earnings (loss) of $4.0 million (of which $0.6 million was attributable to noncontrolling interest in consolidated joint ventures) during the period.

Through September 30, 2008, the Company had performed services for Route 93 Master LLC and Route 93 Bedford Master LLC and recognized $16,700 in fees for such services for the three months ended March 31, 2008.

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

The Company performs management, leasing, and other services for the property owned by 100 Kimball for which it recognized $55,000 and $65,800 in income (net of $0 and $1.0 million in direct costs) for the three months ended March 31, 2009 and 2008, respectively.

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

On April 29, 2009, the Company acquired the remaining 50 percent interest in 55 Corporate Partners L.L.C. from SLG Gale 55 Corporate LLC.  As a result, the Company now owns 100 percent of the venture.  In connection with this transaction, the Company also acquired the remaining interest in Mack-Green from an affiliate of SLG Gale 55 Corporate LLC.

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

The office property at 12 Vreeland is a 139,750 square foot office building that is fully leased to a single tenant through June 15, 2012.  The property is subject to a mortgage loan, which matures on July 1, 2012, and bears interest at 6.9 percent per annum.  As of March 31, 2009 the outstanding balance on the mortgage note was $6.6 million.

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

The joint venture has suspended its plans for the development of the Filenes Property which was to include approximately 1.2 million square feet consisting of office, retail, condominium apartments, hotel and a parking garage.  The project is subject to governmental approvals.  The venture recorded an impairment charge of approximately $67 million on its development project on December 31, 2008.

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

One Jefferson is owned 25 percent by Gale Jefferson and 75 percent by One Jefferson Road Realty Member LLC, an affiliate of JPMorgan (“JPM”).  The operating agreement of One Jefferson provides, among other things, for the distribution of net cash flow, first, in accordance with its members’ respective interests until each member is provided, as a result of such distributions, with an annual 12 percent compound return on the Member’s Capital Contributions, as defined in the operating agreement and secondly, 50 percent to JPM and Gale Jefferson.  One Jefferson has a construction loan in an amount not to exceed $21 million (with a balance of $12.7 million at March 31, 2009), bearing interest at a rate of LIBOR plus 160 basis points and maturing on October 24, 2010 with a one-year extension option.

The Company performs management, leasing and other services for Gale Jefferson and recognized $135,000 and $61,300 in income (net of $314,000 and $2.0 million in direct costs) for such services for the three months ended March 31, 2009 and 2008, respectively.

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of March 31, 2009 and December 31, 2008.  (dollars in thousands)

	March 31, 2009
	Plaza			Red Bank	Mack-	Princeton					Boston-
	VIII & IX	Ramland	Harborside	Corporate	Gale-	Forrestal	Route 93	Gale	55	12	Downtown	Gale	Combined
	Associates	Realty	South Pier	Plaza I & II	Green	Village	Portfolio	Kimball	Corporate	Vreeland	Crossing	Jefferson	Total
Assets:
Rental property, net	$ 10,019	--	$ 62,159	$ 24,476	$ 324,541	$ 41,079	$ 56,817	---	--	$ 14,844	--		$ 533,935
Other assets	1,153	--	15,473	4,670	45,679	22,557	90	$ 64	$ 17,896	779	$ 46,486	$ 1,838	156,685
Total assets	$ 11,172	--	$ 77,632	$ 29,146	$ 370,220	$ 63,636	$ 56,907	$ 64	$ 17,896	$ 15,623	$ 46,486	$ 1,838	$ 690,620
Liabilities and
partners’/members’
capital (deficit):
Mortgages, loans
payable and other
obligations	--	--	$ 74,620	$ 20,331	$ 276,254	$ 52,507	$ 43,541	--	--	$ 6,569	--	--	$ 473,822
Other liabilities	$ 530	--	4,693	84	22,883	4,867	672	--	--	--	--	--	33,729
Partners’/members’
capital (deficit)	10,642	--	(1,681)	8,731	71,083	6,262	12,694	$ 64	$ 17,896	9,054	$ 46,486	$ 1,838	183,069
Total liabilities and
partners’/members’
capital (deficit)	$ 11,172	--	$ 77,632	$ 29,146	$ 370,220	$ 63,636	$ 56,907	$ 64	$ 17,896	$ 15,623	$ 46,486	$ 1,838	$ 690,620
Company’s
investment
in unconsolidated
joint ventures, net	$ 5,244	--	--	$ 4,122	$ 91,292	$ 1,358	--	$ 18	$ 9,195	$ 8,463	$ 13,129	$ 767	$ 133,588

	December 31, 2008
	Plaza			Red Bank	Mack-	Princeton					Boston-
	VIII & IX	Ramland	Harborside	Corporate	Gale-	Forrestal	Route 93	Gale	55	12	Downtown	Gale	Combined
	Associates	Realty	South Pier	Plaza I & II	Green	Village	Portfolio	Kimball	Corporate	Vreeland	Crossing	Jefferson	Total
Assets:
Rental property, net	$ 10,173	--	$ 62,469	$ 24,583	$ 326,912	$ 41,673	$ 56,771	--	--	$ 14,598	--		$ 537,179
Other assets	1,008	$ 20	34,654	4,301	45,391	22,396	495	--	$ 17,896	789	$ 45,006	$ 1,838	173,794
Total assets	$ 11,181	$ 20	$ 97,123	$ 28,884	$ 372,303	$ 64,069	$ 57,266	--	$ 17,896	$ 15,387	$ 45,006	$ 1,838	$ 710,973
Liabilities and
partners’/members’
capital (deficit):
Mortgages, loans
payable and other
obligations	--	--	$ 74,852	$ 20,416	$ 276,752	$ 52,800	$ 43,541	--	--	$ 7,170	--	--	$ 475,531
Other liabilities	$ 531	--	21,652	87	23,805	5,128	985	--	--	--	--	--	52,188
Partners’/members’
capital (deficit)	10,650	$ 20	619	8,381	71,746	6,141	12,740	--	$ 17,896	8,217	$ 45,006	$ 1,838	183,254
Total liabilities and
partners’/members’
capital (deficit)	$ 11,181	$ 20	$ 97,123	$ 28,884	$ 372,303	$ 64,069	$ 57,266	--	$ 17,896	$ 15,387	$ 45,006	$ 1,838	$ 710,973
Company’s
investment
in unconsolidated
joint ventures, net	$ 5,248	--	$ 254	$ 3,929	$ 92,110	$ 1,342	$ 4,024	--	$ 9,068	$ 8,300	$ 13,464	$ 756	$ 138,495

The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three months ended March 31, 2009 and 2008:  (dollars in thousands)

	Three Months Ended March 31, 2009
	Plaza			Red Bank	Mack-	Princeton					Boston-
	VIII & IX	Ramland	Harborside	Corporate	Gale-	Forrestal	Route 93	Gale	55	12	Downtown	Gale	Combined
	Associates	Realty	South Pier	Plaza I & II	Green	Village	Portfolio	Kimball	Corporate	Vreeland	Crossing	Jefferson	Total
Total revenues	$ 188	--	$ 6,827	$ 810	$ 13,179	$ 3,171	$ 720	$ 64	--	$ 595	$ (1,120)	$1	$ 24,435
Operating and
other expenses	(43)	--	(4,979)	(249)	(5,336)	(1,669)	(1,108)	--	--	(19)	--	--	(13,403)
Depreciation and
amortization	(153)	--	(998)	(148)	(4,834)	(906)	(453)	--	--	(128)	--	--	(7,620)
Interest expense	--	--	(1,144)	(83)	(3,644)	(475)	(306)	--	--	(121)	--	--	(5,773)

Net income	$ (8)	--	$ (294)	$ 330	$ (635)	$ 121	$ (1,147)	$ 64	--	$ 327	$ (1,120)	$1	$ (2,361)
Company’s equity
in earnings (loss)
of unconsolidated
joint ventures	$ (4)	--	$ 746	$ 165	$ (712)	$ 16	$ (4,354)	$ 18	--	$ 164	$ (1,153)	--	$ (5,114)

	Three Months Ended March 31, 2008
	Plaza			Red Bank	Mack-	Princeton					Boston-
	VIII & IX	Ramland	Harborside	Corporate	Gale-	Forrestal	Route 93	Gale	55	12	Downtown	Gale	Combined
	Associates	Realty	South Pier	Plaza I & II	Green	Village	Portfolio	Kimball	Corporate	Vreeland	Crossing	Jefferson	Total
Total revenues	$ 303	$ 488	$ 8,873	$ 782	$ 12,325	$ 2,788	$ 670	$ 47	--	$ 397	$ 46	--	$ 26,719
Operating and
other expenses	(48)	(314)	(5,619)	(172)	(5,153)	(1,483)	(900)	--	--	(23)	--	--	(13,712)
Depreciation and
amortization	(154)	(181)	(1,469)	(148)	(4,751)	(766)	(393)	--	--	(128)	--	--	(7,990)
Interest expense	--	(201)	(1,183)	(224)	(4,584)	(973)	(744)	--	--	(100)	--	--	(8,009)

Net income	$ 101	$ (208)	$ 602	$ 238	$ (2,163)	$ (434)	$ (1,367)	$ 47	--	$ 146	$ 46	--	$ (2,992)
Company’s equity
in earnings (loss)
of unconsolidated
joint ventures	$ 50	--	$ 287	$ 118	$ (1,572)	$ (107)	$ (39)	$ 25	--	$ 73	$ 17	--	$ (1,148)

5.	DEFERRED CHARGES AND OTHER ASSETS

	March 31,	December 31,
(dollars in thousands)	2009	2008
Deferred leasing costs	$ 210,333	$ 214,887
Deferred financing costs	24,098	23,723
	234,431	238,610
Accumulated amortization	(102,414)	(104,652)
Deferred charges, net	132,017	133,958
Notes receivable	11,399	11,443
In-place lease values, related intangible and other assets, net	27,157	33,256
Prepaid expenses and other assets, net	33,607	33,765

Total deferred charges and other assets, net	$ 204,180	$ 212,422

6.	SENIOR UNSECURED NOTES

A summary of the Company’s senior unsecured notes as of March 31, 2009 and December 31, 2008 is as follows (dollars in thousands):

	March 31,	December 31,	Effective
	2009	2008	Rate (1)
7.250% Senior Unsecured Notes, due March 15, 2009	--	$ 199,689	7.486%
5.050% Senior Unsecured Notes, due April 15, 2010	$ 149,943	149,929	5.265%
7.835% Senior Unsecured Notes, due December 15, 2010	15,000	15,000	7.950%
7.750% Senior Unsecured Notes, due February 15, 2011	299,684	299,641	7.930%
5.250% Senior Unsecured Notes, due January 15, 2012	99,453	99,404	5.457%
6.150% Senior Unsecured Notes, due December 15, 2012	93,086	92,963	6.894%
5.820% Senior Unsecured Notes, due March 15, 2013	25,668	25,641	6.448%
4.600% Senior Unsecured Notes, due June 15, 2013	99,880	99,872	4.742%
5.125% Senior Unsecured Notes, due February 15, 2014	201,169	201,229	5.110%
5.125% Senior Unsecured Notes, due January 15, 2015	149,464	149,441	5.297%
5.800% Senior Unsecured Notes, due January 15, 2016	200,521	200,540	5.806%

Total Senior Unsecured Notes	$1,333,868	$1,533,349

(1) Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount on the notes, as applicable.

7.	UNSECURED REVOLVING CREDIT FACILITY

The Company has a $775 million unsecured credit facility (expandable to $800 million) with a group of 23 Lenders.  The facility matures in June 2011, with an extension option of one year, which would require a payment of 15 basis points of the then borrowing capacity of the facility upon exercise.  The interest rate on outstanding borrowings (not electing the Company’s competitive bid feature) is LIBOR plus 55 basis points at the BBB/Baa2 pricing level.

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

As of March 31, 2009 and December 31, 2008, the Company had outstanding borrowings of $328 million and $161 million, respectively, under its unsecured revolving credit facility.

MONEY MARKET LOAN
The Company has an agreement with JPMorgan Chase Bank to participate in a money market loan program (“Money Market Loan”).  The Money Market Loan is an unsecured borrowing of up to $75 million arranged by JPMorgan Chase Bank with maturities of 30 days or less.  The rate of interest on the Money Market Loan borrowing is set at the time of each borrowing.  The Company had no outstanding borrowings under the Money Market Loan as of March 31, 2009 and December 31, 2008.

8.	MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties.  As of March 31, 2009, 21 of the Company’s properties with a total book value of approximately $792 million are encumbered by the Company’s mortgages and loans payable.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

On January 27, 2009, the Company obtained $64.5 million in mortgage financing from Guardian Life Insurance Company of America.  The two mortgage loans, which are collateralized by one and three office properties located in Clark and Red Bank, New Jersey, respectively, both bear interest at an effective rate of 7.31 percent per annum and carry a 10-year term.

A summary of the Company’s mortgages, loans payable and other obligations as of March 31, 2009 and December 31, 2008 is as follows (dollars in thousands):

		Effective	Principal Balance at
		Interest	March 31,	December 31,
Property Name	Lender	Rate (a)	2009	2008	Maturity
Assumed obligations	Various	4.96%	$ 2,939	$ 5,090	05/01/09 (b)
Various (c)	Prudential Insurance	4.84%	150,000	150,000	01/15/10
105 Challenger Road	Archon Financial CMBS	6.24%	19,243	19,188	06/06/10
2200 Renaissance Boulevard	Wachovia CMBS	5.89%	16,939	17,043	12/01/12
Soundview Plaza	Morgan Stanley Mortgage Capital	6.02%	16,988	17,109	01/01/13
9200 Edmonston Road	Principal Commercial Funding L.L.C.	5.53%	4,917	4,955	05/01/13
6305 Ivy Lane	John Hancock Life Insurance Co.	5.53%	6,850	6,901	01/01/14
395 West Passaic	State Farm Life Insurance Co.	6.00%	12,068	12,176	05/01/14
6301 Ivy Lane	John Hancock Life Insurance Co.	5.52%	6,435	6,480	07/01/14
35 Waterview Boulevard	Wachovia CMBS	6.35%	19,802	19,868	08/11/14
23 Main Street	JPMorgan CMBS	5.59%	32,397	32,521	09/01/18
Harborside Plaza 5	The Northwestern Mutual Life Insurance Co. & New York Life Insurance Co.	6.84%	239,175	239,795	11/01/18
100 Walnut Avenue	Guardian Life Insurance Co.	7.31%	19,600	--	02/01/19
One River Center	Guardian Life Insurance Co.	7.31%	44,900	--	02/01/19

Total mortgages, loans payable and other obligations			$592,253	$531,126

(a) Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs and other transaction costs, as applicable.

(b) The obligations mature at various times through May 2009.
(c) Mortgage is collateralized by seven properties.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED
Cash paid for interest for the three months ended March 31, 2009 and 2008 was $46,135,000 and $48,527,000, respectively.  Interest capitalized by the Company for the three months ended March 31, 2009 and 2008 was $660,000 and $1,376,000, respectively.

SUMMARY OF INDEBTEDNESS
As of March 31, 2009, the Company’s total indebtedness of $2,254,121,000 (weighted average interest rate of 5.37 percent) was comprised of $328,000,000 of revolving credit facility borrowings (weighted average rate of 1.11 percent) and fixed rate debt and other obligations of $1,926,121,000 (weighted average rate of 6.10 percent).

As of December 31, 2008 the Company’s total indebtedness of $2,225,475,000 (weighted average interest rate of 5.87 percent) was comprised of $161,000,000 of revolving credit facility borrowings (weighted average rate of 1.82 percent) and fixed rate debt and other obligations of $2,064,475,000 (weighted average rate of 6.18 percent).

9.	MACK-CALI REALTY, L.P.’S PARTNERS’ CAPITAL

COMPANY
Mack-Cali Realty, L.P.’s Partners’ Capital in the accompanying consolidated financial statements relates to (a) General Partners’ capital consisting of common units and Series C preferred units (“Preferred Units”) in the Company, and (b) Limited Partners’ capital consisting of common units held by the limited partners.

GENERAL PARTNER

PREFERRED STOCK
The Corporation has 10,000 shares of eight-percent Series C cumulative redeemable perpetual preferred stock issued and outstanding (“Series C Preferred Stock”) in the form of 1,000,000 depositary shares ($25 stated value per depositary share).  Each depositary share represents 1/100th of a share of Series C Preferred Stock.

The Series C Preferred Stock has preference rights with respect to liquidation and distributions over the common stock.  Holders of the Series C Preferred Stock, except under certain limited conditions, will not be entitled to vote on any matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of the Series C Preferred Stock will have the right to elect two additional members to serve on the Corporation’s Board of Directors until dividends have been paid in full.  At March 31, 2009, there were no dividends in arrears.  The Corporation may issue unlimited additional preferred stock ranking on a parity with the Series C Preferred Stock but may not issue any preferred stock senior to the Series C Preferred Stock without the consent of two-thirds of its holders.  The Series C Preferred Stock is essentially on an equivalent basis in priority with the Preferred Units.

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

REPURCHASE OF GENERAL PARTNERS’ UNITS
On September 12, 2007, the Board of Directors authorized an increase to the Corporation’s repurchase program under which the Corporation was permitted to purchase up to $150 million of the Corporation’s outstanding common stock (“Repurchase Program”).  The Corporation has purchased and retired 2,893,630 shares of its outstanding common stock for an aggregate cost of approximately $104 million through March 31, 2009 under the Repurchase Program.  Concurrent with these purchases, the Corporation sold to the Company 2,893,630 common units for approximately $104 million. The Corporation has a remaining authorization to repurchase up to an additional $46 million of its outstanding common stock, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

STOCK OPTION PLANS
In May 2004, the Corporation established the 2004 Incentive Stock Plan under which a total of 2,500,000 shares have been reserved for issuance.  No options have been granted through March 31, 2009 under this plan.  In September 2000, the Corporation established the 2000 Employee Stock Option Plan (“2000 Employee Plan”) and the Amended and Restated 2000 Director Stock Option Plan (“2000 Director Plan”).  In May 2002, shareholders of the Corporation approved amendments to both plans to increase the total shares reserved for issuance under both of the 2000 plans from 2,700,000 to 4,350,000 shares of the Corporation’s common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan).  In 1994, and as subsequently amended, the Corporation established the Mack-Cali Employee Stock Option Plan (“Employee Plan”) and the Mack-Cali Director Stock Option Plan (“Director Plan”) under which a total of 5,380,188 shares (subject to adjustment) of the Corporation’s common stock had been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan).  As the Employee Plan and Director Plan expired in 2004, stock options may no longer be issued under those plans.  Stock options granted under the Employee Plan in 1994 and 1995 became exercisable over a three-year period.  Stock options granted under the 2000 Employee Plan and those options granted subsequent to 1995 under the Employee Plan become exercisable over a five-year period.  All stock options granted under both the 2000 Director Plan and Director Plan become exercisable in one year.  All options were granted at the fair market value at the dates of grant and have terms of ten years.  As of March 31, 2009 and December 31, 2008, the stock options outstanding had a weighted average remaining contractual life of approximately 3.0 and 3.3 years, respectively.  Stock options exercisable at March 31, 2009 and December 31, 2008 had a weighted average remaining contractual life of approximately 3.3 and 3.5 years, respectively.

Information regarding the Corporation’s stock option plans for the three months ended March 31, 2009 is summarized below:

	Shares	Weighted
	Under	Average	Aggregate Intrinsic
	Options	Exercise Price	Value $(000’s)
Outstanding at January 1, 2009	395,541	$28.77
Lapsed or canceled	(5,000)	$28.47
Outstanding at March 31, 2009 ($24.63 – $45.47)	390,541	$28.77	$(3,499)
Options exercisable at March 31, 2009	390,541	$28.77	$(3,499)
Available for grant at March 31, 2009	4,538,294

Cash received from options exercised under all stock option plans was $0 and $0.5 million for the three months ended March 31, 2009 and 2008, respectively.  The total intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 was $0 and $96,000.  The Corporation has a policy of issuing new shares to satisfy stock option exercises.

STOCK COMPENSATION
The Corporation has issued stock awards (“Restricted Stock Awards”) to officers, certain other employees, and nonemployee members of the Board of Directors of the Corporation, which allow the holders to each receive a certain amount of shares of the Corporation’s common stock generally over a one to seven-year vesting period, of which 304,418 unvested shares were outstanding at March 31, 2009.  Of the outstanding Restricted Stock Awards issued to executive officers and senior management, 196,998 are contingent upon the Corporation meeting certain performance goals to be set by the Committee each year, with the remaining based on time and service. All Restricted Stock Awards provided to the officers and certain other employees were issued under the 2000 Employee Plan and the Employee Plan. Restricted Stock Awards provided to directors were issued under the 2000 Director Plan.

DEFERRED STOCK COMPENSATION PLAN FOR DIRECTORS
The Amended and Restated Deferred Compensation Plan for Directors, which commenced January 1, 1999, allows non-employee directors of the Corporation to elect to defer up to 100 percent of their annual retainer fee into deferred stock units.  The deferred stock units are convertible into an equal number of shares of common stock upon the directors’ termination of service from the Board of Directors or a change in control of the Corporation, as defined in the plan.  Deferred stock units are credited to each director quarterly using the closing price of the Corporation’s common stock on the applicable dividend record date for the respective quarter.  Each participating director’s account is also credited for an equivalent amount of deferred stock units based on the dividend rate for each quarter.

During the three months ended March 31, 2009 and 2008, 4,369 and 2,379 deferred stock units were earned, respectively.  As of March 31, 2009 and December 31, 2008, there were 59,743 and 55,446 deferred stock units outstanding, respectively.

LIMITED PARTNERS’ CAPITAL
Common Units
Certain individuals and entities own common units in the Company.  A common unit and a share of Common Stock of the Corporation have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the Company.  Common unitholders (other than the General Partner) have the right to redeem their common units, subject to certain restrictions.  The redemption is required to be satisfied in shares of Common Stock of the General Partner, cash, or a combination thereof, calculated as follows:  one share of the General Partner’s Common Stock, or cash equal to the fair market value of a share of the General Partner’s Common Stock at the time of redemption, for each common unit.  The Company, in its sole discretion, determines the form of redemption of common units (i.e., whether a common unitholder receives Common Stock, cash, or any combination thereof).  If the Company elects to satisfy the redemption with shares of Common Stock of the General Partner as opposed to cash, the General Partner is obligated to issue shares of its Common Stock to the redeeming unitholder.  Regardless of the rights described above, the common unitholders may not put their units for cash to the Company or the General Partner under any circumstances.

EARNINGS PER UNIT
Basic EPU excludes dilution and is computed by dividing net income available to common unitholders by the weighted average number of units outstanding for the period.  Diluted EPU reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following information presents the Company’s results for the three months ended March 31, 2009 and 2008 in accordance with FASB No. 128:  (dollars in thousands)

	Three Months Ended March 31,
Computation of Basic EPU	2009	2008
Income from continuing operations	$15,229	$18,876
Deduct: Preferred unit distributions	(500)	(500)
Income from continuing operations available to common unitholders	14,729	18,376
Net income available to common unitholders	$14,729	$18,376

Weighted average common units	80,921	80,356

Basic EPU:
Income from continuing operations available to common unitholders	$ 0.18	$ 0.23
Net income available to common unitholders	$ 0.18	$ 0.23

	Three Months Ended March 31,
Computation of Diluted EPU	2009	2008
Income from continuing operations available to common unitholders	$14,729	$18,376
Net income available to common unitholders	$14,729	$18,376

Weighted average common units	80,921	80,491

Diluted EPU:
Income from continuing operations available to common unitholders	$ 0.18	$ 0.23
Net income available to common unitholders	$ 0.18	$ 0.23

The following schedule reconciles the units used in the basic EPU calculation to the units used in the diluted EPU calculation:

	Three Months Ended March 31,
	2009	2008
Basic EPU units	80,921	80,356
Add:Stock options	--	135
Diluted EPU Units	80,921	80,491

Unvested shares of restricted stock outstanding as of March 31, 2009 and 2008 were 304,418 and 346,786, respectively.

10.	NONCONTROLLING INTERESTS IN CONSOLIDATED JOINT VENTURES

The Company has ownership interests in certain joint ventures which it consolidates.  Various entities and/or individuals hold noncontrolling interests in these ventures.

11.	EMPLOYEE BENEFIT 401(k) PLANS

Employees of the Corporation, who meet certain minimum age and service requirements are eligible to participate in the Mack-Cali Realty Corporation 401(k) Savings/Retirement Plan (the “401(k) Plan”).  Eligible employees may elect to defer from 1 percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law.  The amounts contributed by employees are immediately vested and non-forfeitable.  The Corporation may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year.  Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Corporation at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Corporation.  All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year.  The assets of the 401(k) Plan are held in trust and a separate account is established for each participant.  A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Corporation.  Total expense recognized by the Company for the 401(k) Plan for the three months ended March 31, 2009 and 2008 was $100,000 and $100,000, respectively.

12.	COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS
Pursuant to agreements with the City of Jersey City, New Jersey, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties located in Jersey City, as follows:

The Harborside Plaza 4-A agreement, which commenced in 2000, is for a term of 20 years.  The PILOT is equal to two percent of Total Project costs, as defined, and increases by 10 percent in years 7, 10 and 13 and by 50 percent in year 16.  Total Project costs, as defined, are $45.5 million.  The PILOT totaled $250,000 and $250,000 for the three months ended March 31, 2009 and 2008, respectively.

The Harborside Plaza 5 agreement, as amended, which commenced in 2002 upon substantial completion of the property, as defined, is for a term of 20 years.  The PILOT is equal to two percent of Total Project Costs.  Total Project Costs, as defined, are $159.6 million.  The PILOT totaled $798,000 and $798,000 for the three months ended March 31, 2009 and 2008.

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

GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of March 31, 2009, are as follows (dollars in thousands):

Year	Amount
April 1 through December 31, 2009	$ 388
2010	501
2011	501
2012	501
2013	501
2014 through 2084	34,451

Total	$36,843

Ground lease expense incurred by the Company during the three months ended March 31, 2009 and 2008 amounted to $191,000 and $166,000, respectively.

OTHER
The Company may not dispose of or distribute certain of its properties, currently comprising 11 properties with an aggregate net book value of approximately $202.6 million, which were originally contributed by certain unrelated common unitholders, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Corporation’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Corporation’s Board of Directors; David S. Mack, director of the Corporation; Earle I. Mack, a former director of the Corporation; and Mitchell E. Hersh, president, chief executive officer and director of the Corporation), the Robert Martin Group (which includes Robert F. Weinberg, director of the Corporation; Martin S. Berger, a former director of the Corporation; and Timothy M. Jones, former president of the Corporation), the Cali Group (which includes John R. Cali, director of the Corporation, and John J. Cali, a former director of the Corporation).  126 of the Company’s properties, with an aggregate net book value of approximately $1.8 billion, have lapsed restrictions and are subject to these conditions.

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

Future minimum rentals to be received under non-cancelable operating leases at March 31, 2009 are as follows (dollars in thousands):

Year	Amount
April 1 through December 31, 2009	$ 439,184
2010	545,131
2011	481,065
2012	415,548
2013	333,545
2014 and thereafter	1,137,185

Total	$3,351,658

14.	SEGMENT REPORTING

The Company operates in two business segments: (i) real estate and (ii) construction services.  The Company provides leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio.  In May 2006, in conjunction with the Company’s acquisition of the Gale Company and related businesses, the Company acquired a business specializing solely in construction and related services whose operations comprise the Company’s construction services segment.  The Company had no revenues from foreign countries recorded for the three months ended March 31, 2009 and 2008.  The Company had no long lived assets in foreign locations as of March 31, 2009 and December 31, 2008.  The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties in the real estate segment and net operating income from its construction services segment.

Selected results of operations for the three months ended March 31, 2009 and 2008 and selected asset information as of March 31, 2009 and December 31, 2008 regarding the Company’s operating segments are as follows (dollars in thousands):

		Construction	Corporate	Total
	Real Estate	Services	& Other (d)	Company
Total revenues:
Three months ended:
March 31, 2009	$ 182,059	$ 11,517	$ (6,910)	$ 186,666
March 31, 2008	181,002	14,128	(417)	194,713

Total operating and interest expenses(a):
Three months ended:
March 31, 2009	$ 61,762	$ 11,659	$ 45,262	$ 118,683	(e)
March 31, 2008	70,210	14,854	42,026	127,090	(f)

Equity in earnings (loss) of unconsolidated
joint ventures:
Three months ended:
March 31, 2009	$ (4,827)	--	$ (287)	$ (5,114)
March 31, 2008	(1,148)	--	--	(1,148)

Net operating income (b):
Three months ended:
March 31, 2009	$ 115,470	$ (142)	$ (52,459)	$ 62,869	(e)
March 31, 2008	109,644	(726)	(42,443)	66,475	(f)

Total assets:
March 31, 2009	$4,529,926	$ 16,662	$ (137,460)	$4,409,128
December 31, 2008	4,731,929	25,845	(313,852)	4,443,922

Total long-lived assets (c):
March 31, 2009	$4,165,333	--	$ (16,331)	$4,149,002
December 31, 2008	4,191,036	--	(17,015)	4,174,021

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

(e) Excludes $48,272 of depreciation and amortization.
(f) Excludes $47,722 of depreciation and amortization.

15.	IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

FASB STAFF POSITION No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share.  This FSP became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  The Company’s adoption of this FSP effective January 1, 2009 did not have a material effect on these financial statements.

FAP FAS 107-1 AND APB 28-1, Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, The FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosure about fair value of financial instruments in interim financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  We will include the disclosures required under this FSP beginning in our June 30, 2009 Consolidated Condensed Financial Statements.  The Company does not believe that the adoption of FSP FAS 107-1 and APB 28-1 will have a material impact on our financial statements of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following discussion should be read in conjunction with the Consolidated Financial Statements of Mack-Cali Realty, L.P. and the notes thereto (collectively, the “Financial Statements”).  Certain defined terms used herein have the meaning ascribed to them in the Financial Statements.

Executive Overview

Mack-Cali Realty Corporation (the “Corporation” or “General Partner”) is one of the largest real estate investment trusts (REITs) in the United States.  The Company has been involved in all aspects of commercial real estate development, management and ownership for over 50 years and the Corporation has been a publicly-traded REIT since 1994.  The Company owns or has interests in 294 properties (collectively, the “Properties”), primarily class A office and office/flex buildings, totaling approximately 33.8 million square feet, leased to approximately 2,100 tenants.  The Properties are located primarily in suburban markets of the Northeast, some with adjacent, Company-controlled developable land sites able to accommodate up to 12.7 million square feet of additional commercial space.

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

The Company’s core markets continue to be weak.  The percentage leased in the Company’s consolidated portfolio of stabilized operating properties was 90.7 percent at March 31, 2009, as compared to 91.3 percent at December 31, 2008 and 92.1 percent at March 31, 2008.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.  Leases that expired as of March 31, 2009, December 31, 2008 and March 31, 2008 aggregate 65,176, 67,473 and 70,107 square feet, respectively, or 0.2, 0.2 and 0.2 percentage of the net rentable square footage, respectively.  Rental rates on the Company’s space that was re-leased (based on first rents payable) during the three months ended March 31, 2009 decreased an average of 6.1 percent compared to rates that were in effect under the prior leases, as compared to a 0.8 percent decrease for the three months ended March 31, 2008.  The Company believes that vacancy rates may continue to increase in some of its markets through 2009 and possibly beyond.  As a result, the Company’s future earnings and cash flow may continue to be negatively impacted by current market conditions.

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

The Company expects that the impact of the current state of the economy, including rising unemployment and the unprecedented volatility and illiquidity in the financial and credit markets, will continue to have a dampening effect on the fundamentals of its business, including increases in past due accounts, defaults, lower occupancy rates and reduced effective rents.  These conditions would negatively affect the Company’s future net income and cash flows and could have a material adverse effect on the Company’s financial condition.  In addition to the financial constraints on the Company’s tenants, many of the debt capital markets that real estate companies like the Company frequently access, such as the unsecured bond market and the convertible debt market, are not currently available to the Company on terms that management believes are economically attractive. Although the Company believes that the quality of its assets and its strong balance sheet will enable it to raise capital from other sources such as traditional term or secured loans from banks, pension funds and life insurance companies, these sources are lending fewer dollars, under stricter terms and at higher borrowing rates, and there can be no assurance that the Company will be able to do so on terms that are economically attractive or at all.

The remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand:

•	property transactions during the period;
•	critical accounting policies and estimates;
•	results of operations for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008;
•	liquidity and capital resources.

Property Transactions

On March 1, 2009, the Company placed in service a 250,000 square-foot, class A office building, which is fully leased by Wyndham Worldwide for 15 years.  The building is located in the Company’s Mack-Cali Business Campus in Parsippany, New Jersey.

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

Rental Property:
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Interest capitalized by the Company for the three months ended March 31, 2009 and 2008 was $0.7 million and $1.4 million, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

Results From Operations

The following comparisons for the three months ended March 31, 2009 (“2009”), as compared to the three months ended March 31, 2008 (“2008”), make reference to the following:  (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Company at December 31, 2007 excluding properties sold or held for sale through March 31, 2009, and (ii) the effect of the “Acquired Properties,” which represent all properties acquired by the Company or commencing initial operations from January 1, 2008 through March 31, 2009.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

	Three Months Ended
	March 31,		Dollar	Percent
(dollars in thousands)	2009	2008	Change	Change
Revenue from rental operations and other:
Base rents	$149,326	$148,603	$ 723	0.5%
Escalations and recoveries from tenants	27,949	25,724	2,225	8.6
Other income	2,954	4,183	(1,229)	(29.4)
Total revenues from rental operations	180,229	178,510	1,719	1.0

Property expenses:
Real estate taxes	23,471	24,036	(565)	(2.4)
Utilities	20,877	21,428	(551)	(2.6)
Operating services	27,942	25,973	1,969	7.6
Total property expenses	72,290	71,437	853	1.2

Non-property revenues:
Construction services	3,911	12,761	(8,850)	(69.4)
Real estate services	2,526	3,442	(916)	(26.6)
Total non-property revenues	6,437	16,203	(9,766)	(60.3)

Non-property expenses:
Direct construction costs	3,714	12,654	(8,940)	(70.6)
General and administrative	10,082	11,095	(1,013)	(9.1)
Depreciation and amortization	48,272	47,722	550	1.2
Total non-property expenses	62,068	71,471	(9,403)	(13.2)
Operating income	52,308	51,805	503	1.0
Other (expense) income:
Interest expense	(32,794)	(32,460)	(334)	(1.0)
Interest and other investment income	197	556	(359)	(64.6)
Equity in earnings (loss) of unconsolidated joint ventures	(5,114)	(1,148)	(3,966)	(345.5)
Total other (expense) income	(37,711)	(33,052)	(4,659)	(14.1)

Income from continuing operations	14,597	18,753	(4,156)	(22.2)
Net income	14,597	18,753	(4,156)	(22.2)
Noncontrolling interest in consolidated joint ventures	632	123	509	413.8
Preferred unit distributions	(500)	(500)	--	--
Net income available to common unitholders	$ 14,729	$ 18,376	$ (3,647)	(19.8)%

The following is a summary of the changes in revenue from rental operations and other, and property expenses divided into Same-Store Properties and Acquired Properties:

	Total		Same-Store		Acquired
	Company		Properties		Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change
Revenue from rental operations
and other:
Base rents	$ 723	0.5%	$ 192	0.1%	$ 531	0.4%
Escalations and recoveries
from tenants	2,225	8.6	2,225	8.6	--	--
Other income	(1,229)	(29.4)	(1,229)	(29.4)	--	--
Total	$ 1,719	1.0%	$ 1,188	0.7%	$ 531	0.3%

Property expenses:
Real estate taxes	$ (565)	(2.4)%	$ (578)	(2.5)%	$ 13	0.1%
Utilities	(551)	(2.6)	(551)	(2.6)	--	--
Operating services	1,969	7.6	1,969	7.6	--	--
Total	$ 853	1.2%	$ 840	1.1%	$ 13	0.1%

OTHER DATA:
Number of Consolidated Properties
(excluding properties held for sale):	256		255		1
Square feet (in thousands)	29,495		29,245		250

Base rents for the Same-Store Properties was relatively unchanged for 2009 as compared to 2008.  Escalations and recoveries from tenants for the Same-Store Properties increased $2.2 million, or 8.6 percent, for 2009 over 2008, due primarily to higher operating services in 2009 as compared to 2008.  Other income for the Same-Store Properties decreased $1.2 million, or 29.4 percent, due primarily to a decrease in lease termination fees and parking income for 2009 as compared to 2008.

Real estate taxes on the Same-Store Properties decreased $0.6 million, or 2.5 percent, for 2009 as compared to 2008, due primarily to reduced assessments for certain properties in 2009.  Utilities for the Same-Store Properties decreased $0.6 million, or 2.6 percent, for 2009 as compared to 2008, due primarily to lower electric rates in 2009 as compared to 2008.  Operating services for the Same-Store Properties increased $2.0 million, or 7.6 percent due primarily to an increase in snow removal costs.

Construction services revenue decreased $8.9 million, or 69.4 percent, in 2009 as compared to 2008, due to lesser activity in 2009 at The Gale Company and its related businesses.  Real estate services revenue decreased by $0.9 million, or 26.6 percent, for 2009 as compared to 2008, due primarily to decreases in management fee income of $0.4 million, commission income of $0.3 million and salary reimbursements of $0.2 million for 2009 as compared to 2008.

Direct construction costs decreased $8.9 million, or 70.6 percent, in 2009 as compared to 2008, due primarily to lesser activity of the Gale Company and its related businesses.  General and administrative expense decreased $1.0 million, or 9.1 percent, for 2009 as compared to 2008.  This decrease was due primarily to decreases in professional fees and salaries and related expenses.

Depreciation and amortization decreased by $0.6 million, or 1.2 percent, for 2009 over 2008.  This decrease was due primarily to certain assets becoming fully amortized in late 2008 and 2009.

Interest expense increased $0.3 million or 1.0 percent for 2009 as compared to 2008.  This increase was due primarily to slightly higher average debt balances in 2009 as compared to 2008.

Interest and other investment income decreased $0.4 million, or 64.6 percent, for 2009 as compared to 2008.  This decrease was due primarily to lower interest rates for 2009 as compared to 2008.

Equity in earnings (loss) of unconsolidated joint ventures decreased $4.0 million, or 345.5 percent, for 2009 as compared to 2008.  This decrease was due primarily to the write-off of the Company’s investment in the Route 93 Portfolio venture.

Income from continuing operations decreased to approximately $14.6 million in 2009 from $18.8 million in 2008.  The decrease of approximately $4.2 million was due to the factors discussed above.

Net income available to common unitholders decreased by approximately $3.7 million, from approximately $18.4 million in 2008 to $14.7 million in 2009.  This decrease was the result of a decrease in income from continuing operations of $4.2 million for 2009 as compared to 2008, and an increase in noncontrolling interest in consolidated joint ventures of $0.5 million for 2009 as compared to 2008.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Overview:
Historically, rental revenue has been the Company’s principal source of funds to pay operating expenses, debt service, capital expenditures and dividends, excluding non-recurring capital expenditures.  To the extent that the Company’s cash flow from operating activities is insufficient to finance its non-recurring capital expenditures such as property acquisitions, development and construction costs and other capital expenditures, the Company has and expects to continue to finance such activities through borrowings under the Company’s revolving credit facility and other debt and equity financings.

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

If economic conditions persist or deteriorate, the Company may experience increases in past due accounts, defaults, lower occupancy rates and reduced effective rents.  This condition would negatively affect the Company’s future net income and cash flows and could have a material adverse effect on the Company’s financial condition.

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

On April 29, 2009, the Company acquired the remaining 50 percent interest in 55 Corporate Partners L.L.C. from SLG Gale 55 Corporate LLC.  As a result, the Company now owns 100 percent of the venture.  In connection with this transaction, the Company also acquired the remaining interest in Mack-Green from an affiliate of SLG Gale 55 Corporate LLC.

REIT Restrictions:
To maintain its qualification as a REIT under the Code, the Corporation must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains.  Moreover, the Corporation intends to continue to make regular quarterly distributions to its common stockholders.  Based upon the most recently paid quarterly common stock dividend of $0.45 per common share, in the aggregate, such distributions would equal approximately $120.9 million on an annualized basis.  However, any such distribution, whether for federal income tax purposes or otherwise, would be paid out of (a) available cash, including borrowings and other sources, after meeting operating requirements, preferred stock dividends and distributions, and scheduled debt service on the Company’s debt, and (b) for distributions with respect to a taxable year ending on or before December 31, 2009, our stock, as permitted pursuant to Internal Revenue Service Revenue Procedure 2009-15, 2009-4 I.R.B. 356.  Under this Revenue Procedure, we are permitted to make taxable distributions of our stock (in lieu of cash) if (x) any such distribution is declared with respect to a taxable year ending on or before December 31, 2009, and (y) each of our stockholders is permitted to elect to receive its entire entitlement under such declaration in either cash or shares of equivalent value subject to a limitation in the amount of cash to be distributed in the aggregate; provided that (i) the amount of cash that we set aside for distribution is not less than 10 percent of the aggregate distribution so declared, and (ii) if too many of our stockholders elect to receive cash, a pro rata amount of cash will be distributed to each such stockholder electing to receive cash, but in no event will any such stockholder receive less than its entire entitlement under such declaration.

Property Lock-Ups:
The Company may not dispose of or distribute certain of its properties, currently comprising 11 properties with an aggregate net book value of approximately $202.6 million, which were originally contributed by certain unrelated common unitholders of the Company, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Corporation’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Corporation’s Board of Directors; David S. Mack, director of the Corporation; Earle I. Mack, a former director of the Corporation; and Mitchell E. Hersh, president, chief executive officer and director of the Corporation), the Robert Martin Group (which includes Robert F. Weinberg, director of the Corporation; Martin S. Berger, a former director of the Corporation; and Timothy M. Jones, former president of the Corporation), the Cali Group (which includes John R. Cali, director of the Corporation, and John J. Cali, a former director of the Corporation).  126 of the Company’s properties, with an aggregate net book value of approximately $1.8 billion, have lapsed restrictions and are subject to these conditions.

Unencumbered Properties:
As of March 31, 2009, the Company had 235 unencumbered properties, totaling 24.4 million square feet, representing 82.9 percent of the Company’s total portfolio on a square footage basis.

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

Cash Flows

Cash and cash equivalents increased by $10.3 million to $31.9 million at March 31, 2009, compared to $21.6 million at December 31, 2008.  This increase was comprised of the following net cash flow items:

1)	$52.0 million provided by operating activities.

2)	$17.5 million used in investing activities, consisting primarily of the following:
(a)	$15.8 million used for additions to rental property; minus
(b)	$1.6 million used for investments in unconsolidated joint ventures.

3)           $24.2 million used in financing activities, consisting primarily of the following:
(a)	$265 million from borrowings under the revolving credit facility; plus
(b)	$64.5 million from proceeds received from mortgages; minus
(c)	$98.0 million used for repayments of borrowings under the Company’s unsecured credit facility; minus
(d)	$3.4 million used for repayments of mortgages, loans payable and other obligations; minus
(e)	$52.2 million used for repayments of mortgages, loans payable and other obligations.

Debt Financing

Summary of Debt:
The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of March 31, 2009:

	Balance		Weighted Average	Weighted Average Maturity
	($000’s)	% of Total	Interest Rate (a)	in Years
Fixed Rate Unsecured Debt and
Other Obligations	$1,336,807	59.31%	6.06%	3.81
Fixed Rate Secured Debt	589,314	26.14%	6.17%	6.37
Variable Rate Unsecured Debt	328,000	14.55%	1.11%	2.23

Totals/Weighted Average:	$2,254,121	100.00%	5.37%	4.25

Debt Maturities:
Scheduled principal payments and related weighted average annual interest rates for the Company’s debt as of March 31, 2009 are as follows:

	Scheduled	Principal		Weighted Avg.
	Amortization	Maturities	Total	Interest Rate of
Period	($000’s)	($000’s)	($000’s)	Future Repayments (a)
2009	$ 6,944	--	$ 6,944	5.75%
2010	5,832	$ 334,500	340,332	5.27%
2011	6,330	628,000	634,330	4.39%
2012	6,705	210,148	216,853	6.15%
2013	6,002	145,222	151,224	5.26%
Thereafter	28,978	877,127	906,105	5.83%
Sub-total	60,791	2,194,997	2,255,788	5.37%
Adjustment for unamortized debt
discount/premium, net, as of
March 31, 2009	(1,667)	--	(1,667)

Totals/Weighted Average	$ 59,124	$2,194,997	$2,254,121	5.37%

(a) Actual weighted average LIBOR contract rates relating to the Company’s outstanding debt as of March 31, 2009 of 0.56 percent was used in calculating revolving credit facility.

Senior Unsecured Notes:
The terms of the Company’s senior unsecured notes (which totaled approximately $1.3 billion as of March 31, 2009) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

Unsecured Revolving Credit Facility:
The Company has an unsecured revolving credit facility with a borrowing capacity of $775 million (expandable to $800 million).  The facility matures in June 2011, with an extension option of one year, which would require a payment of 15 basis points of the then borrowing capacity of the facility upon exercise.  In addition, the interest rate on outstanding borrowings (not electing the Company’s competitive bid feature) is LIBOR plus 55 basis points at the BBB/Baa2 pricing level.  As of April 29, 2009, the Company had $365 million of outstanding borrowings under its unsecured revolving credit facility.

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

Money Market Loan:
The Company entered into an agreement with JPMorgan Chase Bank to participate in a money market loan program (“Money Market Loan”).  The Money Market Loan is an unsecured borrowing of up to $75 million arranged by JPMorgan Chase Bank (“the lender”) with maturities of 30 days or less.  The rate of interest on the Money Market Loan borrowing is set at the time of each borrowing.  As of March 31, 2009, the Company had no outstanding borrowings under its Money Market Loan program

Mortgages, Loans Payable and Other Obligations:
The Company has mortgages, loans payable and other obligations which consist of various loans collateralized by certain of the Company’s rental properties.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

On January 27, 2009, the Company obtained $64.5 million in mortgage financing from Guardian Life Insurance Company of America.  The two mortgage loans, which are collateralized by one and three office properties located in Clark and Red Bank, New Jersey, respectively, both bear interest at a net effective rate of 7.31 percent per annum and carry a 10-year term.

Debt Strategy:
The Company does not intend to reserve funds to retire the Company’s senior unsecured notes or its mortgages, loans payable and other obligations upon maturity.  Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates.  If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility.  As of April 29, 2009, the Company had $365 million in outstanding borrowings under its $775 million unsecured revolving credit facility, and no outstanding borrowings under the Money Market Loan.  The Company is reviewing various refinancing options, including the purchase of its senior unsecured notes in privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt of the Company or preferred stock of the Corporation, and/or obtaining additional mortgage debt, some or all of which may be completed during 2009.  The Company currently anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs in the short term.  However, if these sources of funds are insufficient or unavailable, due to current economic conditions or otherwise, the ability of the Corporation to make the expected distributions discussed in “REIT Restrictions” above may be adversely affected.

Many commercial real estate lenders have substantially tightened underwriting standards or have withdrawn from the lending marketplace.  Also, spreads in the investment grade bond market have substantially widened.  These circumstances have materially impacted liquidity in the debt markets, making financing terms less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing.  As a result, the Company expects debt financings will be more difficult to obtain and that borrowing costs on new and refinanced debt will be more expensive.  Moreover, the recent volatility in the financial markets, in general, will make it more difficult or costly, or even impossible, for the Corporation to raise capital through the issuance of common stock, preferred stock or other equity instruments or through public issuances of debt securities of the Company from its shelf registration statements as it has been able to do in the past. Accordingly, the Company may have to explore other alternatives to fund the Company’s operating expenses, debt service, capital expenditures and dividends.  While the Company expects to be able to do so, there can be no assurance it will be able to do so on terms that are economically attractive or at all.

Equity Financing and Registration Statements

Equity Activity:
The following table presents the changes in the Corporation’s issued and outstanding shares of Common Stock and the Company’s common units for the three months ended March 31, 2009:

	Common	Common
	Stock	Units	Total
Outstanding at January 1, 2009	66,419,055	14,437,731	80,856,786
Common units redeemed for Common Stock	1,988	(1,988)	--
Shares issued under Dividend Reinvestment
and Stock Purchase Plan	3,170	--	3,170

Outstanding at March 31, 2009	66,424,213	14,435,743	80,859,956

Share Repurchase Program:
The Corporation has a share repurchase program which was authorized by its Board of Directors in September 2007 to purchase up to $150 million of the Corporation’s outstanding common stock (“Repurchase Program”), which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions. As of March 31, 2009, the Corporation has a remaining authorization under the Repurchase Program of $46 million. Concurrent with any repurchases of common stock by the Corporation, the Corporation sells to the Company an equal number of common units.

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

Shelf Registration Statements:
The Corporation has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the Corporation, under which no securities have been sold through April 22, 2009.

The Company and the Corporation also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the Corporation and debt securities of the Company, under which no securities have been sold as of April 22, 2009.

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

The Company’s off-balance sheet arrangements are further discussed in Note 4: Investments in Unconsolidated Joint Ventures to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt (principal and interest), PILOT agreements, ground lease and other agreements as of March 31, 2009:

	Payments Due by Period
		Less than 1	1 – 3	4 – 5	6 – 10	After 10
(dollars in thousands)	Total	Year	Years	Years	Years	Years
Senior unsecured notes	$1,655,533	$ 78,744	$ 686,701	$496,651	$393,437	--
Revolving credit facility	336,192	3,641	332,551	--	--	--
Mortgages, loans payable
and other obligations	828,291	192,510	86,612	102,942	446,227	--
Payments in lieu of taxes
(PILOT)	60,667	4,218	12,908	8,807	24,592	$10,142
Ground lease payments	36,843	513	1,503	1,038	2,266	31,523
Total	$2,917,526	$279,626	$1,120,275	$609,438	$866,522	$41,665

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

•	the value of our real estate assets, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis;
•	the extent of any tenant bankruptcies or of any early lease terminations;
•	our ability to lease or re-lease space at current or anticipated rents;
•	changes in the supply of and demand for office, office/flex and industrial/warehouse properties;
•	changes in interest rate levels and volatility in the security markets;
•	changes in operating costs;
•	our ability to obtain adequate insurance, including coverage for terrorist acts;
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

Approximately $2.0 billion of the Company’s long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates.  The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.  The interest rate on the variable rate debt as of March 31, 2009 was LIBOR plus 55 basis points.

March 31, 2009
Debt,
including current portion ($’s in thousands)	4/1/09- 12/31/09	2010	2011	2012	2013	Thereafter	Total	Fair Value

Fixed Rate	$6,057	$339,648	$305,914	$216,647	$151,599	$906,256	$1,926,121	$1,571,084
Average Interest Rate	5.75%	5.27%	7.90%	6.15%	5.26%	5.93%	6.10%

Variable Rate			$328,000				$ 328,000	$ 310,247

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

 Not Applicable.

MACK-CALI REALTY, L.P.

Part II – Other Information (continued)

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)           COMMON STOCK
During the three months ended March 31, 2009, the Corporation issued 1,988 shares of common stock to holders of common units in the Company upon the redemption of such common units in private offerings pursuant to Section 4(2) of the Securities Act.  The holders of the common units were limited partners of the Company and accredited investors under Rule 501 of the Securities Act.  The common units were converted into an equal number of shares of common stock.  The Corporation has registered the resale of such shares under the Securities Act.

(b)           Not Applicable.

(c)           Not Applicable.

Item 3.   Defaults Upon Senior Securities

(a)           Not Applicable.

(b)           Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

Not Applicable.

MACK-CALI REALTY, L.P.

Part II – Other Information (continued)

Item 5.    Other Information

(a)
On April 29, 2009, the Company acquired the remaining interests in Mack-Green-Gale LLC from SL Green and the remaining  interest in 55 Corporate Partners L.L.C. from an affiliate of SL Green for aggregate purchase consideration of $5 million in cash (the “JV Interest Acquisitions”).  See Note 4: Investments in Unconsolidated Joint Ventures, for a description of the Mack-Green-Gale LLC and 55 Corporate Partners L.L.C. joint ventures.

In addition, the entities controlled by Mack-Green-Gale which own the six properties (the “Gramercy Borrowers”) subject to the $90.3 million mortgage loan (the “Gramercy Loan”) entered into an Amended and Restated Loan Agreement dated April 29, 2009 (the “Amended and Restated Loan Agreement”) with Gramercy Warehouse Funding I LLC, an affiliate of SL Green, to modify certain terms and conditions of the Gramercy Loan.  The Amended and Restated Loan Agreement provides for an extension of the maturity date of the Gramercy Loan from May 9, 2009 to May 9, 2011 and also provides for, among other things, interest to accrue at the current rate of LIBOR plus 275 basis points per annum, with the interest pay rate at the lower of LIBOR plus 275 basis points or 3.15 percent per annum.  Under the terms of the Amended and Restated Loan Agreement, interest is payable at the pay rate only to the extent that property expenses have been paid, with any accrued unpaid interest above the pay rate serving to increase the balance of the loans.

The Company has provided a limited recourse guarantee under the Gramercy Loan limited to certain customary recourse carve outs. The full amount of the Gramercy Loan may become recourse to the Gramercy Borrowers or the Company upon the occurrence of certain limited events which are customary in transactions of this nature.  Copies of the Company’s acquisition agreement relating to the JV Interest Acquisitions and the Amended and Restated Loan Agreement and related Amended and Restated Promissory Notes are filed as exhibits 10.144 through 10.146 to this quarterly report on Form 10-Q.  Disclosure of the JV Interest Acquisition and the Amended and Restated Loan Agreement is being provided under this paragraph (a) of Part II, Item 5 of this Form 10-Q in lieu of disclosure under Items 1.01, 2.03 and 9.01 of a current report on Form 8-K.

(b)           None.

Item 6.    Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

MACK-CALI REALTY, L.P.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mack-Cali Realty, L.P. (Registrant)
Mack-Cali Realty Corporation
its General Partner

Date: April 29, 2009	By:	/s/ Mitchell E. Hersh
Mitchell E. Hersh
President and
Chief Executive Officer

Date: April 29, 2009	By:	/s/ Barry Lefkowitz
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

10.2
Letter Agreement dated December 9, 2008 by and between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.4 to the Company's Form 8-K dated December 9, 2008 and incorporated herein by reference).

10.3
Second Amended and Restated Employment Agreement dated as of July 1, 1999 between Barry Lefkowitz and Mack-Cali Realty Corporation (filed as Exhibit 10.6 to the Company’s Form 10-Q dated June 30, 1999 and incorporated herein by reference).

10.4
Letter Agreement dated December 9, 2008 by and between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.5 to the Company's Form 8-K dated December 9, 2008 and incorporated herein by reference).

10.5
Second Amended and Restated Employment Agreement dated as of July 1, 1999 between Roger W. Thomas and Mack-Cali Realty Corporation (filed as Exhibit 10.7 to the Company’s Form 10-Q dated June 30, 1999 and incorporated herein by reference).

10.6
Letter Agreement dated December 9, 2008 by and between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.8 to the Company's Form 8-K dated December 9, 2008 and incorporated herein by reference).

10.7
Employment Agreement dated as of December 5, 2000 between Michael Grossman and Mack-Cali Realty Corporation (filed as Exhibit 10.5 to the Company’s Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.8
Letter Agreement dated December 9, 2008 by and between Mack-Cali Realty Corporation and Michael Grossman (filed as Exhibit 10.6 to the Company's Form 8-K dated December 9, 2008 and incorporated herein by reference).

10.9
Employment Agreement dated as of May 9, 2006 by and between Mark Yeager and Mack-Cali Realty Corporation (filed as Exhibit 10.15 to the Company’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.10
Letter Agreement dated December 9, 2008 by and between Mack-Cali Realty Corporation and Mark Yeager (filed as Exhibit 10.7 to the Company's Form 8-K dated December 9, 2008 and incorporated herein by reference).

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

Exhibit Number	Exhibit Title

10.79
Form of Tax Gross-Up Agreement effective December 4, 2007 by and between Mack-Cali Realty Corporation and each of Mitchell E. Hersh, Barry Lefkowitz, Michael Grossman, Mark Yeager and Roger W. Thomas (filed as Exhibit 10.2 to the Company’s Form 8-K dated December 4, 2007 and incorporated herein by reference).

10.80
Form of Restricted Share Award Agreement effective December 4, 2007 by and between Mack-Cali Realty Corporation and each of William L. Mack, Martin S. Berger, Alan S. Bernikow, John R. Cali, Kenneth M. Duberstein, Nathan Gantcher, David S. Mack, Alan G. Philibosian, Dr. Irvin D. Reid, Vincent Tese and Roy J. Zuckerberg (filed as Exhibit 10.3 to the Company's Form 8-K dated December 4, 2007 and incorporated herein by reference).

10.81
Form of Restricted Share Award Agreement effective December 9, 2008 by and between Mack-Cali Realty Corporation and each of Mitchell E. Hersh, Barry Lefkowitz, Michael Grossman, Mark Yeager and Roger W. Thomas (filed as Exhibit 10.1 to the Company's Form 8-K dated December 9, 2008 and incorporated herein by reference).

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

10.98
Amended and Restated Mack-Cali Realty Corporation Deferred Compensation Plan for Directors (filed as Exhibit 10.3 to the Company's Form 8-K dated December 9, 2008 and incorporated herein by reference).

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

10.144*
Amended and Restated Loan Agreement by and among  One Grande SPE LLC, 1280 Wall SPE LLC, 10 Sylvan SPE LLC, 5 Independence SPE LLC, 1 Independence SPE LLC, and 3 Becker SPE LLC, collectively, as Borrowers and Gramercy Warehouse Funding I LLC, as Lender, dated April 29, 2009.

10.145*
Amended and Restated Promissory Note of One Grande SPE LLC, 1280 Wall SPE LLC, 10 Sylvan SPE LLC, 5 Independence SPE LLC, 1 Independence SPE LLC, and 3 Becker SPE LLC, as Borrowers, in favor of Gramercy Warehouse Funding I, LLC, as Lender, dated April 29, 2009.

10.146*
Limited Liability Company Membership Interest Purchase and Sale Agreement dated April 29, 2009 by and among Gale SLG NJ LLC, Mack-Cali Ventures L.L.C., SLG Gale 55 Corporation LLC and 55 Corporate Partners L.L.C.

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