Form 10-Q
period 2010-03-31
MACK CALI REALTY L P
filed 2010-04-29
CIK 1067063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

MACK-CALI REALTY, L.P.

FORM 10-Q

INDEX

Part I	Financial Information		Page

	Item 1.	Financial Statements (unaudited):

		Consolidated Balance Sheets as of March 31, 2010
		and December 31, 2009	4

		Consolidated Statements of Operations for the three months
		ended March 31, 2010 and 2009	5

		Consolidated Statement of Changes in Equity for the three months
		ended March 31, 2010	6

		Consolidated Statements of Cash Flows for the three months
		ended March 31, 2010 and 2009	7

		Notes to Consolidated Financial Statements	8-35

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	36-50

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50-51

	Item 4.	Controls and Procedures	51

Part II	Other Information

	Item 1.	Legal Proceedings	52

	Item 1A.	Risk Factors	52

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53

	Item 3.	Defaults Upon Senior Securities	53

	Item 4.	(Removed and Reserved)	53

	Item 5.	Other Information	54

	Item 6.	Exhibits	54

Signatures			55

Exhibit Index			56-72

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

The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in Mack-Cali Realty, L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts)

	March 31,	December 31,
ASSETS	2010	2009
Rental property
Land and leasehold interests	$772,403	$771,794
Buildings and improvements	3,952,119	3,948,509
Tenant improvements	442,133	456,547
Furniture, fixtures and equipment	9,349	9,358
	5,176,004	5,186,208
Less – accumulated depreciation and amortization	(1,170,810)	(1,153,223)
Net investment in rental property	4,005,194	4,032,985
Cash and cash equivalents	274,066	291,059
Investments in unconsolidated joint ventures	35,510	35,680
Unbilled rents receivable, net	121,633	119,469
Deferred charges and other assets, net	214,002	213,674
Restricted cash	21,854	20,681
Accounts receivable, net of allowance for doubtful accounts
of $2,434 and $2,036	12,046	8,089

Total assets	$4,684,305	$4,721,637

LIABILITIES AND EQUITY
Senior unsecured notes	$1,582,695	$1,582,434
Mortgages, loans payable and other obligations	754,235	755,003
Dividends and distributions payable	42,121	42,109
Accounts payable, accrued expenses and other liabilities	111,355	106,878
Rents received in advance and security deposits	51,681	54,693
Accrued interest payable	22,512	37,330
Total liabilities	2,564,599	2,578,447
Commitments and contingencies

Partners’ Capital:
General Partner 10,000 and 10,000 preferred units outstanding	24,836	24,836
General Partner 79,184,996 and 78,969,752 common units outstanding	1,724,569	1,740,326
Limited partners, 13,305,106 and 13,495,036 common units outstanding	367,167	374,999
Total Mack-Cali Realty, L.P. partners’ capital	2,116,572	2,140,161

Noncontrolling interests in consolidated joint ventures:	3,134	3,029

Total equity	2,119,706	2,143,190

Total liabilities and equity	$4,684,305	$4,721,637

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts)

	Three Months Ended
	March 31,
REVENUES	2010	2009
Base rents	$153,785	$149,326
Escalations and recoveries from tenants	26,353	27,949
Construction services	10,862	3,911
Real estate services	1,976	2,526
Other income	2,917	2,954
Total revenues	195,893	186,666

EXPENSES
Real estate taxes	22,337	23,471
Utilities	20,012	20,877
Operating services	28,993	27,942
Direct construction costs	10,293	3,714
General and administrative	8,414	10,082
Depreciation and amortization	48,597	48,272
Total expenses	138,646	134,358
Operating income	57,247	52,308

OTHER (EXPENSE) INCOME
Interest expense	(39,369)	(32,794)
Interest and other investment income	21	197
Equity in earnings (loss) of unconsolidated joint ventures	(522)	(5,114)
Total other (expense) income	(39,870)	(37,711)
Income from continuing operations	17,377	14,597
Net income	17,377	14,597
Noncontrolling interest in consolidated joint ventures	87	632
Preferred unit distributions	(500)	(500)
Net income available to common unitholders	$16,964	$14,729

Basic earnings per common unit:
Income from continuing operations	$0.18	$0.18
Net income available to common unitholders	$0.18	$0.18

Diluted earnings per common unit:
Income from continuing operations	$0.18	$0.18
Net income available to common unitholders	$0.18	$0.18

Basic weighted average units outstanding	92,338	80,921

Diluted weighted average units outstanding	92,450	80,921

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands)

	General	General	Limited	General	General	Limited	Noncontrolling
	Partner	Partner	Partners	Partner	Partner	Partners	Interests in
	Preferred	Common	Common	Preferred	Common	Common	Consolidated	Total
	Units	Units	Units	Unitholders	Unitholders	Unitholders	Subsidiaries	Equity

Balance at January 1, 2010	10	78,970	13,495	$24,836	$1,740,326	$374,999	$3,029	$2,143,190
Net income	--	--	--	500	14,509	2,455	(87)	17,377
Distributions	--	--	--	(500)	(35,678)	(5,942)	--	(42,120)
Increase in noncontrolling interest	--	--	--	--	--	--	192	192
Redemption of limited partners common
units for shares of general partner
common units	--	190	(190)	--	4,345	(4,345)	--	--
Units issued under Dividend
Reinvestment and Stock Purchase Plan	--	1	--	--	40	--	--	40
Contributions – proceeds from stock
options exercised	--	11	--	--	311	--	--	311
Stock compensation	--	13	--	--	716	--	--	716

Balance at March 31, 2010	10	79,185	13,305	$24,836	$1,724,569	$367,167	$3,134	$2,119,706

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Three Months Ended
	March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2010	2009
Net income	$17,377	$14,597
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	48,251	46,737
Amortization of stock compensation	716	517
Amortization of deferred financing costs and debt discount	715	707
Equity in (earnings) loss of unconsolidated joint venture, net	522	5,114
Distributions of cumulative earnings from unconsolidated
joint ventures	48	1,000
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(2,136)	(992)
Increase in deferred charges and other assets, net	(8,554)	(3,192)
(Increase) decrease in accounts receivable, net	(3,956)	12,009
Increase (decrease) in accounts payable, accrued expenses
and other liabilities	5,887	(9,395)
Decrease in rents received in advance and security deposits	(3,012)	(1,436)
Decrease in accrued interest payable	(14,818)	(13,637)

Net cash provided by operating activities	$41,040	$52,029

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to rental property and related intangibles	$(11,862)	$(15,791)
Repayment of notes receivable	--	44
Investment in unconsolidated joint ventures	(393)	(1,580)
Increase in restricted cash	(1,173)	(199)

Net cash used in investing activities	$(13,428)	$(17,526)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	--	$265,000
Repayment of revolving credit facility and money market loans	--	(98,000)
Repayments of senior unsecured notes	--	(199,724)
Proceeds from mortgages and loans payable	--	64,500
Repayment of mortgages, loans payable and other obligations	$(1,956)	(3,378)
Payment of financing costs	(851)	(375)
Proceeds from stock options exercised	311	--
Payment of dividends and distributions	(42,109)	(52,249)

Net cash used in financing activities	$(44,605)	$(24,226)

Net (decrease) increase in cash and cash equivalents	$(16,993)	$10,277
Cash and cash equivalents, beginning of period	291,059	21,621

Cash and cash equivalents, end of period	$274,066	$31,898

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

The General Partner is a fully-integrated self-administered, self-managed real estate investment trust (“REIT”). The General Partner controls the Company as its sole general partner and owned an 85.6 percent and 85.4 percent common unit interest in the Company as of March 31, 2010 and December 31, 2009, respectively.

The General Partner’s business is the ownership of interests in and operation of the Company, and all of the General Partner’s expenses are incurred for the benefit of the Company. The General Partner is reimbursed by the Company for all expenses it incurs relating to the ownership and operation of the Company.

As of March 31, 2010, the Company owned or had interests in 288 properties plus developable land (collectively, the “Properties”).  The Properties aggregate approximately 33.1 million square feet, which are comprised of 276 buildings, primarily office and office/flex buildings totaling approximately 32.7 million square feet (which include 19 buildings, primarily office buildings aggregating approximately 2.1 million square feet owned by unconsolidated joint ventures in which the Company has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, two retail properties totaling approximately 17,300 square feet, one hotel (which is owned by an unconsolidated joint venture in which the Company has an investment interest) and three parcels of land leased to others.  The Properties are located in five states, primarily in the Northeast, plus the District of Columbia.

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

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105-10, General Accepted Accounting Principles, (“ASC 105-10”).  ASC 105-10 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Codification supersedes all existing non-SEC accounting and reporting standards.  All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative.  Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.  GAAP was not intended to be changed as a result of the FASB’s Codification project, but it will change the way the guidance is organized and presented.  The Company has implemented the Codification by providing references to the Codification topics, as appropriate.

2.      SIGNIFICANT ACCOUNTING POLICIES

Rental
Property
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized. Pursuant to the Company’s adoption of ASC 805, Business Combinations, effective January 1, 2009, acquisition-related costs are expensed as incurred.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Included in total rental property is construction, tenant improvement and development in-progress of $49,284,000 and $107,226,000 as of March 31, 2010 and December 31, 2009, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

On January 1, 2010, the Company adopted the updated provisions of ASC 810, pursuant to FASB No. 167, which amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  Additionally, FASB No. 167 amends FIN 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both.  FASB No. 167 amends certain guidance in Interpretation 46(R) for determining whether an entity is a variable interest entity.  Also, FASB No. 167 amends FIN 46(R) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  The enhanced disclosures are required for any enterprise that holds a variable interest in a variable interest entity.  The adoption of this guidance did not have a material impact to these financial statements.  See Note 3: Investments in Unconsolidated Joint Ventures for disclosures regarding the Company’s unconsolidated joint ventures.

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

Deferred
Financing Costs
Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $715,000 and $707,000 for the three months ended March 31, 2010 and 2009, respectively.

Deferred
Leasing Costs
Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.  Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Corporation are compensated for providing leasing services to the Properties.  The portion of such compensation, which is capitalized and amortized, approximated $955,000 and $860,000 for the three months ended March 31, 2010 and 2009, respectively.

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

In the normal course of business, the Company or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable.  As of March 31, 2010, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are generally from the year 2005 forward.

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

Distributions
Payable
The distributions payable at March 31, 2010 represents distributions payable to preferred unitholders (10,000 Series C preferred units) and common unitholders (92,490,296 common units), for all such holders of record as of April 6, 2010 with respect to the first quarter 2010.  The first quarter 2010 Series C preferred unit distributions of $50.00 per preferred unit and common unit distributions of $0.45 per common unit were approved by the Corporation’s Board of Directors on March 10, 2010.  The common unit distributions payable were paid on April 12, 2010.  The preferred unit distributions payable were paid on April 15, 2010.

The distributions payable at December 31, 2009 represents distributions payable to preferred unitholders (10,000 Series C preferred units) and common unitholders (92,464,894 common units), for all such holders of record as of January 6, 2010 with respect to the fourth quarter 2009.  The fourth quarter 2009 preferred unit distributions of $50.00 per preferred unit and common unit distributions of $0.45 per common unit were approved by the Corporation’s Board of Directors on December 8, 2009.  The common unit distributions and preferred units distributions payable were paid on January 15, 2010.

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

In 2002, the Company adopted the provisions of ASC 718, Compensation-Stock Compensation.  In 2006, the Company adopted the amended guidance, which did not have a material effect on the Company’s financial position and results of operations.  These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”) and stock options at the grant date be amortized ratably into expense over the appropriate vesting period.  The Company recorded restricted stock expense of $616,000, and $517,000 for the three months ended March 31, 2010 and 2009, respectively.

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

PLAZA VIII AND IX ASSOCIATES, L.L.C.
Plaza VIII and IX Associates, L.L.C. is a joint venture between the Company and Columbia Development Company, L.L.C. (“Columbia”), which owns land for future development, located on the Hudson River waterfront in Jersey City, New Jersey, adjacent to the Company’s Harborside Financial Center office complex.  The Company and Columbia each hold a 50 percent interest in the venture.  The venture owns undeveloped land currently used as a parking facility.

SOUTH PIER AT HARBORSIDE – HOTEL
The Company has a joint venture with Hyatt Corporation (“Hyatt”) which owns a 350-room hotel on the South Pier at Harborside Financial Center, Jersey City, New Jersey.  The Company owns a 50 percent interest in the venture.

The venture has a mortgage loan with a balance as of March 31, 2010 of $67.0 million collateralized by the hotel property.  The loan carries an interest rate of 6.15 percent and matures in November 2016.  The venture has a loan with a balance as of March 31, 2010 of $6.3 million with the City of Jersey City, provided by the U.S. Department of Housing and Urban Development.  The loan currently bears interest at fixed rates ranging from 6.09 percent to 6.62 percent and matures in August 2020.  The Company has posted a $6.3 million letter of credit in support of this loan, half of which is indemnified by Hyatt.

RED BANK CORPORATE PLAZA
The Company has a joint venture with The PRC Group, which owns Red Bank Corporate Plaza, a 92,878 square foot office building located in Red Bank, New Jersey.  The property is fully leased to Hovnanian Enterprises, Inc. through September 30, 2017.  The Company holds a 50 percent interest in the venture.

The venture has a $22.0 million loan with a commercial bank collateralized by the office property.  The loan (with a balance as of March 31, 2010 of $20.7 million), carries an interest rate of LIBOR plus 125 basis points and matures in April 2011.  On January 26, 2010, the venture sold a vacant land parcel it had owned for approximately $1.7 million.

The Company performs management, leasing and other services for the property owned by the joint venture and recognized $24,000 and $23,000 in fees for such services during the three months ended March 31, 2010 and 2009, respectively.

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

As the Company acquired SL Green’s interests in Mack-Green, the Company owns 100 percent of Mack-Green and is consolidating Mack-Green as of the closing date.  Mack-Green, in turn, has been and will continue consolidating the OPLP as Mack-Green’s approximate 96 percent, general partner ownership interest in the OPLP remained unchanged as of the closing date.  Additionally, as of the closing date, the OPLP continues to consolidate its Property Entities which own 11 office properties aggregating 1.5 million square feet as its 100-percent ownership and rights regarding these entities were unchanged in the transaction.  The OPLP will not be consolidating the Portfolio Entities that own six office properties, aggregating 786,198 square feet, as the Gramercy Agreement is considered a reconsideration event under the provisions of ASC 810, Consolidation, and accordingly, the Portfolio Entities were deemed to be variable interest entities for which the OPLP was not considered the primary beneficiary based on the Gramercy Agreement as described above.  As a result of the SLG Transactions, the Company has an unconsolidated joint venture interest in the Portfolio Properties.

On March 31, 2010, the venture sold one of its unconsolidated Portfolio Properties subject to the Gramercy Agreement, 1280 Wall Street West, a 121,314 square foot office property, located in Lyndhurst, New Jersey, for approximately $13.9 million, which was primarily used to pay down mortgage loans pursuant to the Gramercy Agreement.

The Company performs management, leasing, and construction services for properties owned by the unconsolidated joint ventures and recognized $233,000 and $1.1 million in income (net of $0 and $790,000 in direct costs) for such services in the three months ended March 31, 2010 and 2009, respectively.

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

On May 9, 2006, as part of the Gale/Green transactions, the Company acquired from a Gale Affiliate for $1.8 million a 50 percent controlling interest in GMW Village Associates, LLC (“GMW Village”).  The Company consolidates GMV Village, which includes accounts for investments in unconsolidated joint venture and noncontrolling interests in consolidated joint ventures, with any profit and loss recorded in equity in earnings (loss) and noncontrolling interests.  GMW Village holds a 20 percent interest in GE/Gale Funding LLC (“GE Gale”).  GE Gale owns a 100 percent interest in the entity owning Princeton Forrestal Village, a mixed-use, office/retail complex aggregating 527,015 square feet and located in Plainsboro, New Jersey (“Princeton Forrestal Village” or “PFV”).

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

GE Gale has a mortgage loan with a balance of $50.7 million at March 31, 2010.  The loan bears interest at a rate of LIBOR plus 275 basis points and matures on January 9, 2011.

The Company performs management, leasing, and other services for PFV and recognized $408,000 and $223,000 in income for such services in the three months ended March 31, 2010 and 2009, respectively.

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

On March 31, 2009, on account of the deterioration at the time in the commercial real estate markets in the Boston area, the Company wrote off its investment in the venture and recorded an impairment charge in equity in earnings (loss) of $4.0 million (of which $0.6 million was attributable to noncontrolling interest in consolidated joint ventures) during the period.  The Route 93 Ventures had a mortgage loan with a $44.2 million balance at September 1, 2009 collateralized by its office properties.  The loan bore interest at a rate of LIBOR plus 220 basis points and was scheduled to mature on July 11, 2009.  On September 2, 2009, the venture transferred the deeds to the lender in satisfaction of its obligations.

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

The operating agreement of M-C Kimball provides, among other things, for the Gale Participation Rights (of which Mark Yeager, a former Executive Vice President of the Corporation, has a direct 26 percent interest).

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

The Company performs management, leasing, and other services for the property owned by 100 Kimball for which it recognized $70,500 and $55,000 in income for the three months ended March 31, 2010 and 2009, respectively.

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

The office property at 12 Vreeland is a 139,750 square foot office building.  The property is subject to a fully-amortizing mortgage loan, which matures on July 1, 2012, and bears interest at 6.9 percent per annum.  As of March 31, 2010 the outstanding balance on the mortgage note was $4.7 million.

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

GALE JEFFERSON, L.L.C.
On August 22, 2007, the Company entered into a joint venture with a Gale Affiliate to form M-C Jefferson, L.L.C. (“M-C Jefferson”).  M-C Jefferson was formed for the sole purpose of acquiring a Gale Affiliate’s 33.33 percent membership interest in Gale Jefferson, L.L.C. (“Gale Jefferson”), an entity holding a 25 percent interest in One Jefferson Road LLC (“One Jefferson”), which developed and placed in service a 100,000 square foot office property at One Jefferson Road, Parsippany, New Jersey, (“the Jefferson Property”).  The property has been fully leased to a single tenant through August 2025.

The operating agreement of M-C Jefferson provides, among other things, for the Gale Participation Rights (of which Mark Yeager, a former Executive Vice President of the Corporation, has a direct 26 percent interest).  Gale Jefferson is owned 33.33 percent by M-C Jefferson and 66.67 percent by the Hampshire Generational Fund, L.L.C. (“Hampshire”).  The operating agreements of Gale Jefferson provides, among other things, for the distribution of net cash flow, first, in accordance with its member’s respective interests until each member is provided, as a result of such distributions, with an annual 12 percent compound return on the Member’s Capital Contributions, as defined in the operating agreement and secondly, 50 percent to each of the Company and Hampshire.

One Jefferson has a loan in an amount not to exceed $21 million (with a balance of $14.8 million at March 31, 2010), bearing interest at a rate of LIBOR plus 160 basis points and maturing on October 24, 2010 with a one-year extension option, subject to certain conditions and payment of a fee.

The Company performs management, leasing and other services for Gale Jefferson and recognized $37,000 and $135,000 in income (net of $1.0 million and $314,000 in direct costs) for such services for the three months ended March 31, 2010 and 2009, respectively.

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of March 31, 2010 and December 31, 2009. (dollars in thousands)

	March 31, 2010
	Plaza		Red Bank		Princeton			Boston-
	VIII & IX	Harborside	Corporate	Gramercy	Forrestal	Gale	12	Downtown	Gale	Combined
	Associates	South Pier	Plaza	Agreement	Village	Kimball	Vreeland	Crossing	Jefferson	Total
Assets:
Rental property, net	$ 9,407	$ 65,900	$ 23,955	$ 68,449	$ 38,092	--	$ 14,962	--	--	$ 220,765
Other assets	1,210	10,311	5,838	8,824	21,847	$ 1,897	1,021	$ 46,290	$ 1,813	99,051
Total assets	$ 10,617	$ 76,211	$ 29,793	$ 77,273	$ 59,939	$ 1,897	$ 15,983	$ 46,290	$ 1,813	$ 319,816
Liabilities and
partners’/members’
capital (deficit):
Mortgages, loans
payable and other
obligations	--	$ 73,306	$ 20,679	$ 77,758	$ 50,747	--	$ 4,671	--	--	$ 227,161
Other liabilities	$ 533	5,277	54	2,381	3,371	--	--	--	--	11,616
Partners’/members’
capital (deficit)	10,084	(2,372)	9,060	(2,866)	5,821	$ 1,897	11,312	$ 46,290	$ 1,813	81,039
Total liabilities and
partners’/members’
capital (deficit)	$ 10,617	$ 76,211	$ 29,793	$ 77,273	$ 59,939	$ 1,897	$ 15,983	$ 46,290	$ 1,813	$ 319,816
Company’s
investment
in unconsolidated
joint ventures, net	$ 4,964	$ 92	$ 4,264	--	$ 1,432	$ 1,227	$ 9,688	$ 13,061	$ 782	$ 35,510

	December 31, 2009
	Plaza		Red Bank		Princeton			Boston-
	VIII & IX	Harborside	Corporate	Gramercy	Forrestal	Gale	12	Downtown	Gale	Combined
	Associates	South Pier	Plaza	Agreement	Village	Kimball	Vreeland	Crossing	Jefferson	Total
Assets:
Rental property, net	$ 9,560	$ 61,836	$ 24,884	$ 73,037	$ 38,722	--	$ 15,265	--	--	$ 223,304
Other assets	997	15,483	4,623	8,631	22,034	$ 1,998	1,068	$ 45,884	$ 1,780	102,498
Total assets	$ 10,557	$ 77,319	$ 29,507	$ 81,668	$ 60,756	$ 1,998	$ 16,333	$ 45,884	$ 1,780	$ 325,802
Liabilities and
partners’/members’
capital (deficit):
Mortgages, loans
payable and other
obligations	--	$ 73,553	$ 20,764	$ 90,288	$ 51,186	--	$ 5,007	--	--	$ 240,798
Other liabilities	$ 532	4,458	162	2,589	3,928	--	--	--	--	11,669
Partners’/members’
capital (deficit)	10,025	(692)	8,581	(11,209)	5,642	$ 1,998	11,326	$ 45,884	$ 1,780	73,335
Total liabilities and
partners’/members’
capital (deficit)	$ 10,557	$ 77,319	$ 29,507	$ 81,668	$ 60,756	$ 1,998	$ 16,333	$ 45,884	$ 1,780	$ 325,802
Company’s
investment
in unconsolidated
joint ventures, net	$ 4,935	$ 860	$ 4,104	--	$ 1,211	$ 1,259	$ 9,599	$ 12,948	$ 764	$ 35,680

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three months ended March 31, 2010 and 2009.  (dollars in thousands)

	Three Months Ended March 31, 2010
	Plaza		Red Bank		Princeton			Boston-
	VIII & IX	Harborside	Corporate	Gramercy	Forrestal	Gale	12	Downtown	Gale	Route 93	Combined
	Associates	South Pier	Plaza	Agreement	Village	Kimball	Vreeland	Crossing	Jefferson	Portfolio	Total
Total revenues	$ 261	$ 5,107	$ 1,757	$ 11,718	$ 3,311	$ 44	$ 594	--	--	--	$ 22,792
Operating and other	(49)	(4,453)	(212)	(1,699)	(1,859)	--	(14)	$ (191)	$ (57)	--	(8,534)
Depreciation and amortization	(153)	(1,110)	(220)	(1,003)	(842)	--	(316)	--	--	--	(3,644)
Interest expense	--	(1,080)	(83)	(673)	(430)	--	(86)	--	--	--	(2,352)

Net income	$ 59	$ (1,536)	$ 1,242	$ 8,343	$ 180	$ 44	$ 178	$ (191)	$ (57)	--	$ 8,262
Company’s equity in earnings
(loss) of unconsolidated
joint ventures	$ 30	$ (768)	$ 152	--	$ 28	$ 16	$ 89	$ (57)	$ (12)	--	$ (522)

	Three Months Ended March 31, 2009
	Plaza		Red Bank		Princeton			Boston-
	VIII & IX	Harborside	Corporate		Forrestal	Gale	12	Downtown	Gale	Route 93	Combined
	Associates	South Pier	Plaza	M-G-G	Village	Kimball	Vreeland	Crossing	Jefferson	Portfolio	Total
Total revenues	$ 188	$ 6,827	$ 810	$ 13,179	$ 3,171	$ 64	$ 595	--	$ 1	$ 720	$ 25,555
Operating and other	(43)	(4,979)	(249)	(5,336)	(1,669)	--	(19)	$ (1,120)	--	(1,108)	(14,523)
Depreciation and amortization	(153)	(998)	(148)	(4,834)	(906)	--	(128)	--	--	(453)	(7,620)
Interest expense	--	(1,144)	(83)	(3,644)	(475)	--	(121)	--	--	(306)	(5,773)

Net income	$ (8)	$ (294)	$ 330	$ (635)	$ 121	$ 64	$ 327	$ (1,120)	$ 1	$ (1,147)	$ (2,361)
Company’s equity in earnings
(loss) of unconsolidated
joint ventures	$ (4)	$ 746	$ 165	$ (712)	$ 16	$ 18	$ 164	$ (1,153)	--	$ (4,354)	$ (5,114)

4.	DEFERRED CHARGES AND OTHER ASSETS

	March 31,	December 31,
(dollars in thousands)	2010	2009
Deferred leasing costs	$220,750	$229,725
Deferred financing costs	27,585	26,733
	248,335	256,458
Accumulated amortization	(111,447)	(119,267)
Deferred charges, net	136,888	137,191
In-place lease values, related intangible and other assets, net	44,964	49,180
Prepaid expenses and other assets, net	32,150	27,303

Total deferred charges and other assets, net	$214,002	$213,674

5.	SENIOR UNSECURED NOTES

A summary of the Company’s senior unsecured notes as of March 31, 2010 and December 31, 2009 is as follows (dollars in thousands):

	March 31,	December 31,	Effective
	2010	2009	Rate (1)
5.050% Senior Unsecured Notes, due April 15, 2010 (2)	$149,998	$149,984	5.265%
7.835% Senior Unsecured Notes, due December 15, 2010	15,000	15,000	7.950%
7.750% Senior Unsecured Notes, due February 15, 2011	299,857	299,814	7.930%
5.250% Senior Unsecured Notes, due January 15, 2012	99,647	99,599	5.457%
6.150% Senior Unsecured Notes, due December 15, 2012	93,578	93,455	6.894%
5.820% Senior Unsecured Notes, due March 15, 2013	25,779	25,751	6.448%
4.600% Senior Unsecured Notes, due June 15, 2013	99,908	99,901	4.742%
5.125% Senior Unsecured Notes, due February 15, 2014	200,929	200,989	5.110%
5.125% Senior Unsecured Notes, due January 15, 2015	149,556	149,533	5.297%
5.800% Senior Unsecured Notes, due January 15, 2016	200,445	200,464	5.806%
7.750% Senior Unsecured Notes, due August 15, 2019	247,998	247,944	8.017%

Total senior unsecured notes	$1,582,695	$1,582,434	6.373%

(1) Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount/premium on the notes, as applicable.
(2) These notes were paid at maturity on April 15, 2010.

6.      UNSECURED REVOLVING CREDIT FACILITY

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

As of March 31, 2010 and December 31, 2009, the Company had no outstanding borrowings under its unsecured revolving credit facility.

MONEY MARKET LOAN
The Company has an agreement with JPMorgan Chase Bank to participate in a noncommitted money market loan program (“Money Market Loan”).  The Money Market Loan is an unsecured borrowing of up to $75 million arranged by JPMorgan Chase Bank with maturities of 30 days or less.  The rate of interest on the Money Market Loan borrowing is set at the time of each borrowing.  As of March 31, 2010 and December 31, 2009, the Company had no outstanding borrowings under the Money Market Loan.

7.      MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties.  As of March 31, 2010, 32 of the Company’s properties, with a total book value of approximately $1,011,401,000, are encumbered by the Company’s mortgages and loans payable.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

A summary of the Company’s mortgages, loans payable and other obligations as of March 31, 2010 and December 31, 2009 is as follows: (dollars in thousands)

	Effective
		Interest	March 31,	December 31,
Property Name	Lender	Rate (a)	2010	2009	Maturity
105 Challenger Road	Archon Financial CMBS	6.24%	$ 19,463	$ 19,408	06/06/10
2200 Renaissance Boulevard	Wachovia CMBS	5.89%	16,510	16,619	12/01/12
Soundview Plaza	Morgan Stanley Mortgage Capital	6.02%	16,486	16,614	01/01/13
9200 Edmonston Road	Principal Commercial Funding L.L.C.	5.53%	4,765	4,804	05/01/13
6305 Ivy Lane	John Hancock Life Insurance Co.	5.53%	6,640	6,693	01/01/14
395 West Passaic	State Farm Life Insurance Co.	6.00%	11,621	11,735	05/01/14
6301 Ivy Lane	John Hancock Life Insurance Co.	5.52%	6,249	6,297	07/01/14
35 Waterview Boulevard	Wachovia CMBS	6.35%	19,542	19,613	08/11/14
6 Becker, 85 Livingston, 75 Livingston & 20 Waterview	Wachovia CMBS	10.22%	60,605	60,409	08/11/14
4 Sylvan	Wachovia CMBS	10.19%	14,366	14,357	08/11/14
10 Independence	Wachovia CMBS	12.44%	15,403	15,339	08/11/14
4 Becker	Wachovia CMBS	9.55%	36,475	36,281	05/11/16
5 Becker	Wachovia CMBS	12.83%	11,225	11,111	05/11/16
210 Clay	Wachovia CMBS	13.42%	11,216	11,138	05/11/16
51 Imclone	Wachovia CMBS	8.39%	3,897	3,899	05/11/16
Various (b)	Prudential Insurance	6.33%	150,000	150,000	01/15/17
23 Main Street	JPMorgan CMBS	5.59%	31,912	32,042	09/01/18
Harborside Plaza 5	The Northwestern Mutual Life Insurance Co. & New York Life Insurance Co.	6.84%	236,583	237,248	11/01/18
100 Walnut Avenue	Guardian Life Insurance Co.	7.31%	19,585	19,600	02/01/19
One River Center (c)	Guardian Life Insurance Co.	7.31%	44,865	44,900	02/01/19
581 Main Street	Valley National Bank	6.94% (d)	16,827	16,896	07/01/34

Total mortgages, loans payable and other obligations			$754,235	$755,003

(a) Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs, mark-to-market adjustment of acquired debt and other transaction costs, as applicable.

(b) Mortgage is collateralized by seven properties. On January 15, 2010, the Company extended the mortgage loan until January 15, 2017 at an effective interest rate of 6.33 percent.
(c) Mortgage is collateralized by the three properties comprising One River Center.
(d) The coupon interest rate will be reset at the end of year 10 and year 20 at 225 basis points over the 10-year treasury yield 45 days prior to the reset dates with a minimum rate of 6.875 percent.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED
Cash paid for interest for the three months ended March 31, 2010 and 2009 was $52,365,000, and $46,135,000, respectively.  Interest capitalized by the Company for the three months ended March 31, 2010 and 2009 was $343,000 and $660,000, respectively.

SUMMARY OF INDEBTEDNESS
As of March 31, 2010 the Company’s total indebtedness of $2,336,930,000 (weighted average interest rate of 6.70 percent) was comprised of all fixed rate debt.  As of December 31, 2009 the Company’s total indebtedness of $2,337,437,000 (weighted average interest rate of 6.61 percent) was comprised of all fixed rate debt.

8.	MACK-CALI REALTY, L.P.’S PARTNERS’ CAPITAL

Partners’ Capital in the accompanying consolidated financial statements relates to (a) General Partner’s capital consisting of common units and Series C preferred units (“Preferred Units”) in the Company, and (b) Limited Partners’ capital consisting of common units held by the limited partners.

Any transactions resulting in the issuance of additional common and preferred stock of the Corporation result in a corresponding issuance by the Company of an equivalent amount of common and preferred units to the Corporation.

GENERAL PARTNER’S CAPITAL

PREFERRED STOCK
The Corporation has 10,000 units of eight-percent Series C cumulative redeemable perpetual preferred stock issued and outstanding (“Series C Preferred Stock”) in the form of 1,000,000 depositary shares ($25 stated value per depositary share).  Each depositary share represents 1/100th of a share of Series C Preferred Stock.

The Series C Preferred Stock has preference rights with respect to liquidation and distributions over the common stock. Holders of the Series C Preferred Stock, except under certain limited conditions, will not be entitled to vote on any matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of the Series C Preferred Stock will have the right to elect two additional members to serve on the Corporation’s Board of Directors until dividends have been paid in full.  At March 31, 2010, there were no dividends in arrears.  The Corporation may issue unlimited additional preferred stock ranking on a parity with the Series C Preferred Stock but may not issue any preferred stock senior to the Series C Preferred Stock without the consent of two-thirds of its holders.  The Series C Preferred Stock is essentially on an equivalent basis in priority with the Preferred Units.

The Series C Preferred Stock is redeemable at the option of the Corporation, in whole or in part, at $25 per depositary share, plus accrued and unpaid dividends.

PREFERRED UNITS
In connection with the Corporation’s issuance of the Series C Preferred Stock, the Corporation acquired from the Company $25 million of Series C Preferred Units (the “Series C Preferred Units”), which have terms essentially identical to the Series C preferred stock

REPURCHASE OF GENERAL PARTNER’S UNITS
On September 12, 2007, the Corporation’s Board of Directors authorized an increase to the Corporation’s repurchase program under which the Corporation was permitted to purchase up to $150 million of the Corporation’s outstanding common stock (“Repurchase Program”).  The Corporation has purchased and retired 2,893,630 shares of its outstanding common stock for an aggregate cost of approximately $104 million through March 31, 2010 under the Repurchase Program (none of which has occurred in 2009 and the three months ended March 31, 2010.)  Concurrent with these purchases, the Corporation sold to the Company 2,893,630 common units for approximately $104 million. The Corporation has a remaining authorization to repurchase up to an additional $46 million of its outstanding common stock, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

STOCK OPTION PLANS
In May 2004, the Corporation established the 2004 Incentive Stock Plan under which a total of 2,500,000 shares have been reserved for issuance.  No options have been granted through March 31, 2010 under this plan.  In September 2000, the Corporation established the 2000 Employee Stock Option Plan (“2000 Employee Plan”) and the Amended and Restated 2000 Director Stock Option Plan (“2000 Director Plan”).  In May 2002, shareholders of the Corporation approved amendments to both plans to increase the total shares reserved for issuance under both of the 2000 plans from 2,700,000 to 4,350,000 shares of the Corporation’s common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan).  In 1994, and as subsequently amended, the Corporation established the Mack-Cali Employee Stock Option Plan (“Employee Plan”) and the Mack-Cali Director Stock Option Plan (“Director Plan”) under which a total of 5,380,188 shares (subject to adjustment) of the Corporation’s common stock had been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan).  As the Employee Plan and Director Plan expired in 2004, stock options may no longer be issued under those plans.  Stock options granted under the Employee Plan in 1994 and 1995 became exercisable over a three-year period.  Stock options granted under the 2000 Employee Plan and those options granted subsequent to 1995 under the Employee Plan become exercisable over a five-year period.  All stock options granted under both the 2000 Director Plan and Director Plan become exercisable in one year.  All options were granted at the fair market value at the dates of grant and have terms of ten years.  As of March 31, 2010 and December 31, 2009, the stock options outstanding had a weighted average remaining contractual life of approximately 2.3 and 2.5 years, respectively.  Stock options exercisable at March 31, 2010 and December 31, 2009 had a weighted average remaining contractual life of approximately 2.3 and 2.5 years, respectively.

Information regarding the Corporation’s stock option plans is summarized below:

		Weighted	Aggregate
	Shares	Average	Intrinsic
	Under	Exercise	Value
	Options	Price	$(000’s)
Outstanding at January 1, 2010	352,184	$28.74	$2,055
Exercised	(11,305)	27.55
Lapsed or canceled	--
Outstanding at March 31, 2010 ($26.25 – $45.47)	340,879	$28.78	$2,205
Options exercisable at March 31, 2010	340,879
Available for grant at March 31, 2010	3,824,270

Cash received from options exercised under all stock option plans was $311,400 and $0 for the three month ended March 31, 2010 and 2009, respectively.  The total intrinsic value of options exercised during the three months ended March 31, 2010 and 2009 was $80,000 and $0, respectively.  The Corporation has a policy of issuing new shares to satisfy stock option exercises.

STOCK COMPENSATION
The Corporation has issued stock awards (“Restricted Stock Awards”) to officers, certain other employees, and nonemployee members of the Board of Directors of the Corporation, which allow the holders to each receive a certain amount of shares of the Corporation’s common stock generally over a one to seven-year vesting period, of which 216,802 unvested shares were outstanding as of March 31, 2010.  Of the outstanding Restricted Stock Awards issued to executive officers and senior management, 137,932 are contingent upon the Corporation meeting certain performance goals to be set by the Executive Compensation and Option Committee of the Board of Directors of the Corporation each year, with the remaining based on time and service. All Restricted Stock Awards provided to the officers and certain other employees were issued under the 2000 Employee Plan and the Employee Plan. Restricted Stock Awards provided to directors were issued under the 2000 Director Plan.

Information regarding the Restricted Stock Awards is summarized below:

		Weighted-Average
		Grant – Date
	Shares	Fair Value
Outstanding at January 1, 2010	323,088	$ 36.58
Granted	36,200	35.40
Vested	(119,008)	34.63
Forfeited	(23,478)	35.70
Outstanding at March 31, 2010	216,802	$ 37.55

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

During the three months ended March 31, 2010 and 2009, 2,681 and 4,369 deferred stock units were earned, respectively.  As of March 31, 2010 and 2009, there were 74,825 and 59,743 director stock units outstanding, respectively.

LIMITED PARTNERS’ CAPITAL

Common Units
Certain individuals and entities own common units in the Company.  A common unit and a share of Common Stock of the Corporation have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the Company.  Common unitholders (other than the General Partner) have the right to redeem their common units, subject to certain restrictions.  The redemption is required to be satisfied in shares of Common Stock of the General Partner, cash, or a combination thereof, calculated as follows:  one share of the General Partner’s Common Stock, or cash equal to the fair market value of a share of the General Partner’s Common Stock at the time of redemption, for each common unit.  The Company, in its sole discretion, determines the form of redemption of common units (i.e., whether a common unitholder receives Common Stock of the General Partner, cash, or any combination thereof).  If the Company elects to satisfy the redemption with shares of Common Stock of the General Partner as opposed to cash, the General Partner is obligated to issue shares of its Common Stock to the redeeming unitholder.  Regardless of the rights described above, the common unitholders may not put their units for cash to the Company or the General Partner under any circumstances.

EARNINGS PER UNIT
Basic EPU excludes dilution and is computed by dividing net income available to common Unitholders by the weighted average number of Units outstanding for the period.  Diluted EPU reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following information presents the Company’s results for the three months ended March 31, 2010 and 2009 in accordance with ASC 260, Earnings Per Unit:  (dollars in thousands)

	Three Months Ended
	March 31,
Computation of Basic EPU	2010	2009
Income from continuing operations	$17,377	$14,597
Add: Noncontrolling interest in consolidated joint ventures	87	632
Deduct: Preferred unit distributions	(500)	(500)
Income from continuing operations available to common Unitholders	16,964	14,729
Net income available to common Unitholders	$16,964	$14,729

Weighted average common Units	92,338	80,921

Basic EPU:
Income from continuing operations available to common Unitholders	$ 0.18	$ 0.18
Net income available to common Unitholders	$ 0.18	$ 0.18

	Three Months Ended
	March 31,
Computation of Diluted EPU	2010	2009
Income from continuing operations available to common Unitholders	$16,964	$14,729
Net income available to common Unitholders	$16,964	$14,729

Weighted average common Units	92,450	80,921

Diluted EPU:
Income from continuing operations available to common Unitholders	$ 0.18	$ 0.18
Net income available to common Unitholders	$ 0.18	$ 0.18

The following schedule reconciles the Units used in the basic EPU calculation to the Units used in the diluted EPU calculation:

	Three Months Ended
	March 31,
	2010	2009
Basic EPU Units	92,338	80,921
Add:Stock options	57	--
Restricted Stock Awards	55	--
Diluted EPU Units	92,450	80,921

Unvested restricted stock outstanding as of March 31, 2010 and 2009 were 216,802 and 304,418, respectively.

The following are distributions declared for Common Units for the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31,
	2010	2009
Distributions declared per common Unit	$ 0.45	$ 0.45

9.	CONSOLIDATED JOINT VENTURES

The Company has ownership interests in certain joint ventures which it consolidates.  Various entities and/or individuals hold noncontrolling interests in these ventures.

10.      EMPLOYEE BENEFIT 401(k) PLANS

Employees of the Corporation, who meet certain minimum age and service requirements, are eligible to participate in the Mack-Cali Realty Corporation 401(k) Savings/Retirement Plan (the “401(k) Plan”).  Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law.  The amounts contributed by employees are immediately vested and non-forfeitable.  The Corporation may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year.  Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Corporation at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Corporation.  All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year.  The assets of the 401(k) Plan are held in trust and a separate account is established for each participant.  A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Corporation.  The Company did not recognize any expense for the 401(k) Plan for each of the three months ended March 31, 2010 and 2009.  The Company did not make any contributions to the 401(k) Plan in 2009 and for the three months ended March 31, 2010.

11.      DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective April 2009, the Company adopted the provisions of ASC 825, Financial Instruments, related to interim disclosures about fair value of financial instruments.  The authoritative guidance requires disclosures about fair value of financial instruments in both interim and annual financial statements. It also requires those disclosures in summarized financial information at interim reporting periods.

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments at March 31, 2010 and December 31, 2009.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, marketable securities, receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of March 31, 2010 and December 31, 2009.

The fair value of the Company’s long-term debt, consisting of senior unsecured notes, an unsecured revolving credit facility and mortgages, loans payable and other obligations aggregate approximately $2.4 billion and $2.4 billion as compared to the book value of approximately $2.3 billion and $2.3 billion as of March 31, 2010 and December 31, 2009, respectively.  The fair value of the Company’s long-term debt is estimated on a level 2 basis (as provided by ASC 820, Fair Value Measurements and Disclosures), using a discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities.  The fair value of the mortgage debt and the unsecured notes was determined by discounting the future contractual interest and principal payments by a market rate.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2010 and December 31, 2009.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2010 and current estimates of fair value may differ significantly from the amounts presented herein.

12.      COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS
Harborside Financial Center
Pursuant to agreements with the City of Jersey City, New Jersey, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties located in Jersey City, as follows:

The Harborside Plaza 4-A agreement, which commenced in 2000, is for a term of 20 years.  The PILOT is equal to two percent of Total Project costs, as defined, and increases by 10 percent in years 7, 10 and 13 and by 50 percent in year 16.  Total Project costs, as defined, are $45.5 million.  The PILOT totaled $247,000 and $250,000 three months ended March 31, 2010 and 2009, respectively.

The Harborside Plaza 5 agreement, as amended, which commenced in 2002 upon substantial completion of the property, as defined, is for a term of 20 years.  The PILOT is equal to two percent of Total Project Costs.  Total Project Costs, as defined, are $159.6 million.  The PILOT totaled $798,000 and $798,000 three months ended March 31, 2010 and 2009, respectively.

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

GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as March 31, 2010, are as follows: (dollars in thousands)

Year	Amount
April 1 through December 31, 2010	$ 395
2011	526
2012	518
2013	502
2014	530
2015 through 2084	34,001

Total	$36,472

Ground lease expense incurred by the Company during the three months ended March 31, 2010 and 2009 amounted to $159,000, and $191,000, respectively.

OTHER
The Company may not dispose of or distribute certain of its properties, currently comprising seven properties with an aggregate net book value of approximately $134.7 million, which were originally contributed by certain unrelated common unitholders, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Corporation’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Corporation’s Board of Directors; David S. Mack, director of the Corporation; Earle I. Mack, a former director of the Corporation; and Mitchell E. Hersh, president, chief executive officer and director of the Corporation), the Robert Martin Group (which includes Martin S. Berger, director of the Corporation; Robert F. Weinberg, a former director of the Corporation; and Timothy M. Jones, former president of the Corporation), the Cali Group (which includes John R. Cali, director of the Corporation, and John J. Cali, a former director of the Corporation).  130 of the Company’s properties, with an aggregate net book value of approximately $1.8 billion, have lapsed restrictions and are subject to these conditions.

The Company is obligated to acquire from an entity (the “Florham Entity”) whose beneficial owners include Stanley C. Gale and Mark Yeager, a former executive officer of the Corporation, a 50 percent interest in a venture which owns a developable land parcel in Florham Park, New Jersey (the “Florham Park Land”) for a maximum purchase price of up to $10.5 million, subject to reduction based on developable square feet approved and other conditions, with the completion of such acquisition subject to the Florham Entity obtaining final development permits and approvals and related conditions necessary to allow for office development expected to be 600,000 square feet.  In the event the acquisition of the Florham Park Land does not close by May 9, 2010, subject to certain conditions, the Florham Entity will be obligated to pay certain deferred costs and an additional $1 million to the Company at that time.

Sanofi-Aventis U.S. Inc. (“Sanofi”), which occupies neighboring buildings in Bridgewater, New Jersey, exercised its option to cause the Company to construct a building on its vacant, developable land and has signed a lease for the building.  The lease has a term of fifteen years, subject to three five-year extension options.  The construction of the 205,000 square foot building commenced in 2009 and is expected to be delivered to the tenant in January 2011.  The total estimated costs of the project are expected to be approximately $50.9 million (of which the Company has incurred $22.5 million through March 31, 2010.)

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

Future minimum rentals to be received under non-cancelable operating leases at March 31, 2010 are as follows (dollars in thousands):

Year	Amount
April 1 through December 31, 2010	$ 447,368
2011	555,380
2012	493,222
2013	405,313
2014	333,404
2015 and thereafter	1,122,043

Total	$3,356,730

14.	SEGMENT REPORTING

The Company operates in two business segments: (i) real estate and (ii) construction services.  The Company provides leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio.  In May 2006, in conjunction with the Company’s acquisition of the Gale Company and related businesses, the Company acquired a business specializing solely in construction and related services whose operations comprise the Company’s construction services segment.  The Company had no revenues from foreign countries recorded for the three months ended March 31, 2010 and 2009.  The Company had no long lived assets in foreign locations as of March 31, 2010 and December 31, 2009.  The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties in the real estate segment and net operating income from its construction services segment.

Selected results of operations for the three months ended March 31, 2010 and 2009 and selected asset information as of March 31, 2010 and December 31, 2009 regarding the Company’s operating segments are as follows (dollars in thousands):

		Construction	Corporate	Total
	Real Estate	Services	& Other (d)	Company
Total revenues:
Three months ended:
March 31, 2010	$184,352	$10,922	$ 619	$195,893
March 31, 2009	182,059	11,517	(6,910)	186,666

Total operating and interest expenses(a):
Three months ended:
March 31, 2010	$ 71,664	$10,953	$46,780	$129,397	(e)
March 31, 2009	61,762	11,659	45,262	118,683	(f)

Equity in earnings (loss) of unconsolidated
joint ventures:
Three months ended:
March 31, 2010	$ (522)	--	$ --	$ (522)
March 31, 2009	(4,827)	--	(287)	(5,114)

Net operating income (b):
Three months ended:
March 31, 2010	$112,166	$ (31)	$(46,161)	$ 65,974	(e)
March 31, 2009	115,470	(142)	(52,459)	62,869	(f)

Total assets:
March 31, 2010	$4,482,466	$15,230	$186,609	$4,684,305
December 31, 2009	4,512,974	12,015	196,648	4,721,637

Total long-lived assets (c):
March 31, 2010	$4,162,873	--	$ (536)	$4,162,337
December 31, 2009	4,189,276	--	(1,142)	4,188,134

(a) Total operating and interest expenses represent the sum of: real estate taxes; utilities; operating services; direct construction costs; general and administrative and interest expense (net of interest and other investment income).  All interest expense, net of interest income, (including for property-level mortgages) is excluded from segment amounts and classified in Corporate & Other for all periods.

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

(e) Excludes $48,597 of depreciation and amortization.
(f) Excludes $48,272 of depreciation and amortization.

15.	IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

FASB Accounting Standards Update No. 2010-02, Consolidation (Topic 810), Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification

The objective of this Update is to address implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification™, originally issued as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.

This Update provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.	A subsidiary or group of assets that is a business or nonprofit activity

2.	A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture

3.	An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1.	Sales of in substance real estate. Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.

2.
Conveyances of oil and gas mineral rights. Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas—Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

The amendments in this Update expand the disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets within the scope of Subtopic 810-10. In addition to existing disclosures, an entity should disclose the following for such a deconsolidation or derecognition:

1.
The valuation techniques used to measure the fair value of any retained investment in the former subsidiary or group of assets and information that enables users of its financial statements to assess the inputs used to develop the measurement

2.	The nature of continuing involvement with the subsidiary or entity acquiring the group of assets after it has been deconsolidated or derecognized

3.
Whether the transaction that resulted in the deconsolidation of the subsidiary or the derecognition of the group of assets was with a related party or whether the former subsidiary or entity acquiring the group of assets will be a related party after deconsolidation.

An entity also should disclose the valuation techniques used to measure an equity interest in an acquiree held by the entity immediately before the acquisition date in a business combination achieved in stages.

The amendments in this Update are effective beginning in the period that an entity adopts Statement 160 (now included in Subtopic 810-10). If an entity has previously adopted Statement 160 as of the date the amendments in this Update are included in the Accounting Standards Codification, the amendments in this Update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this Update should be applied retrospectively to the first period that an entity adopted Statement 160.   The adoption of this Update did not have a material impact on the Company’s financial position, results of operations and disclosures contained in its financial statements.

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

The Company’s core markets continue to be weak.  The percentage leased in the Company’s consolidated portfolio of stabilized operating properties was 88.8 percent at March 31, 2010 as compared to 90.1 percent at December 31, 2009 and 90.7 percent at March 31, 2009.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.  Leases that expired as of March 31, 2010, December 31, 2009 and March 31, 2009 aggregate 53,057, 64,672 and 65,176 square feet, respectively, or 0.2, 0.2 and 0.2 percentage of the net rentable square footage, respectively.  Rental rates on the Company’s space that was re-leased (based on first rents payable) during the three months ended March 31, 2010 decreased an average of 8.1 percent compared to rates that were in effect under the prior leases, as compared to a 6.1 percent decrease for the three months ended March 31, 2009.  The Company believes that vacancy rates may continue to increase in some of its markets through 2010 and possibly beyond.  As a result, the Company’s future earnings and cash flow may continue to be negatively impacted by current market conditions.

The Company expects that the impact of the current state of the economy, including high unemployment and the unprecedented volatility in the financial and credit market, will continue to have a dampening effect on the fundamentals of its business, including increases in past due accounts, defaults, lower occupancy and reduced effective rents.  These conditions would negatively affect the Company’s future net income and cash flows and could have a material adverse effect on the Company’s financial condition.

The remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand:

•	critical accounting policies and estimates;
•	results of operations for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009;
•	liquidity and capital resources.

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

Rental Property:
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Interest capitalized by the Company for the three months ended March 31, 2010 and 2009 was $0.3 million and $0.7 million, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

On January 1, 2010, the Company adopted the updated provisions of ASC 810, pursuant to FASB No. 167, which amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  Additionally, FASB No. 167 amends FIN 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both.  FASB No. 167 amends certain guidance in Interpretation 46(R) for determining whether an entity is a variable interest entity.  Also, FASB No. 167 amends FIN 46(R) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  The enhanced disclosures are required for any enterprise that holds a variable interest in a variable interest entity.  The adoption of this guidance did not have a material impact to the Financial Statements.  See Note 3 to the Financial Statements: Investments in Unconsolidated Joint Ventures for disclosures regarding the Company’s unconsolidated joint ventures.

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

Results From Operations

The following comparisons for the three months ended March 31, 2010 (“2010”), as compared to the three months ended March 31, 2009 (“2009”), make reference to the following:  (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Company at December 31, 2008 excluding properties sold or held for sale through March 31, 2010, and (ii) the effect of the “Acquired Properties,” which represent all properties acquired by the Company, commencing initial operations, or initially consolidated by the Company, from January 1, 2009 through March 31, 2010.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

	Three Months Ended
	March 31,		Dollar	Percent
(dollars in thousands)	2010	2009	Change	Change
Revenue from rental operations and other:
Base rents	$153,785	$149,326	$4,459	3.0%
Escalations and recoveries from tenants	26,353	27,949	(1,596)	(5.7)
Other income	2,917	2,954	(37)	(1.3)
Total revenues from rental operations	183,055	180,229	2,826	1.6

Property expenses:
Real estate taxes	22,337	23,471	(1,134)	(4.8)
Utilities	20,012	20,877	(865)	(4.1)
Operating services	28,993	27,942	1,051	3.8
Total property expenses	71,342	72,290	(948)	(1.3)

Non-property revenues:
Construction services	10,862	3,911	6,951	177.7
Real estate services	1,976	2,526	(550)	(21.8)
Total non-property revenues	12,838	6,437	6,401	99.4

Non-property expenses:
Direct construction costs	10,293	3,714	6,579	177.1
General and administrative	8,414	10,082	(1,668)	(16.5)
Depreciation and amortization	48,597	48,272	325	0.7
Total non-property expenses	67,304	62,068	5,236	8.4
Operating income	57,247	52,308	4,939	9.4
Other (expense) income:
Interest expense	(39,369)	(32,794)	(6,575)	(20.0)
Interest and other investment income	21	197	(176)	(89.3)
Equity in earnings (loss) of unconsolidated joint ventures	(522)	(5,114)	4,592	89.8
Total other (expense) income	(39,870)	(37,711)	(2,159)	(5.7)

Income from continuing operations	17,377	14,597	2,780	19.0
Net income	17,377	14,597	2,780	19.0
Noncontrolling interest in consolidated joint ventures	87	632	(545)	(86.2)
Preferred unit distributions	(500)	(500)	--	--
Net income available to common unitholders	$16,964	$14,729	$2,235	15.2%

The following is a summary of the changes in revenue from rental operations and other, and property expenses divided into Same-Store Properties and Acquired Properties:

	Total		Same-Store		Acquired
	Company		Properties		Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change
Revenue from rental operations
and other:
Base rents	$ 4,459	3.0%	$ (4,198)	(2.8)%	$ 8,657	5.8%
Escalations and recoveries
from tenants	(1,596)	(5.7)	(2,294)	(8.2)	698	2.5
Other income	(37)	(1.3)	(41)	(1.4)	4	0.1
Total	$ 2,826	1.6%	$ (6,533)	(3.6)%	$9,359	5.2%

Property expenses:
Real estate taxes	$ (1,134)	(4.8)%	$ (2,266)	(9.6)%	$ 1,132	4.8%
Utilities	(865)	(4.1)	(1,440)	(6.9)	575	2.8
Operating services	1,051	3.8	(573)	(2.1)	1,624	5.9
Total	$ (948)	(1.3)%	$ (4,279)	(5.9)%	$ 3,331	4.6%

OTHER DATA:
Number of Consolidated Properties	268		255		13
(excluding properties held for sale):	30,946		29,245		1,701
Square feet (in thousands)

Base rents for the Same-Store Properties decreased $4.2 million, or 2.8 percent, for 2010 as compared to 2009 due primarily to decreased occupancy and rental rates.  Escalations and recoveries from tenants for the Same-Store Properties decreased $2.3 million, or 8.2 percent, for 2010 over 2009, due primarily to lower real estate taxes and utility expenses in 2010, as compared to 2009.  Other income for the Same-Store Properties was relatively unchanged for 2010 as compared to 2009.

Real estate taxes on the Same-Store Properties decreased $2.3 million, or 9.6 percent, for 2010 as compared to 2009, due primarily to refunds on tax appeals received in 2010 for certain properties.  Utilities for the Same-Store Properties decreased $1.4 million, or 6.9 percent, for 2010 as compared to 2009, due primarily to lower usage in 2010 as compared to 2009.  Operating services for the Same-Store Properties decreased $0.6 million, or 2.1 percent due primarily to decreases in property insurance and salaries and related expenses in 2010, partially offset by an increase in snow removal costs for 2010 as compared to 2009.

Construction services revenue increased $7.0 million, or 177.7 percent, in 2010 as compared to 2009, due to increased construction contracts in late 2009 and 2010.  Real estate services revenue decreased by $0.6 million, or 21.8 percent, for 2010 as compared to 2009, due primarily to decreases in management fee income of $0.4 million, and salary reimbursements of $0.3 million for 2010 as compared to 2009.

Direct construction costs increased $6.6 million, or 177.1 percent, in 2010 as compared to 2009, due primarily to increased construction contracts in late 2009 and 2010.  General and administrative expense decreased $1.7 million, or 16.5 percent, for 2010 as compared to 2009, which was due primarily to a decrease in professional fees and salaries and related expenses in 2010.

Depreciation and amortization increased by $0.3 million, or 0.7 percent, for 2010 over 2009.  This increase was due primarily to the Acquired Properties.

Interest expense increased $6.6 million or 20.0 percent for 2010 as compared to 2009.  This increase was due primarily as a result of higher average interest rates in 2010.

Interest and other investment income decreased $0.2 million, or 89.3 percent, for 2010 as compared to 2009.  This decrease was due primarily to lower interest rates in 2010 as compared to 2009.

Equity in earnings (loss) of unconsolidated joint ventures increased $4.6 million, or 89.8 percent, for 2010 as compared to 2009, due primarily to the loss from Mack-Green-Gale in 2009, which has been consolidated by the Company since April 2009.

Income from continuing operations increased to approximately $17.4 million in 2010 from $14.6 million in 2009.  The increase of approximately $2.8 million was due to the factors discussed above.

Net income available to common unitholders increased by approximately $2.3 million, from $14.7 million in 2009 to $17.0 million in 2010.  This increase was the result of an increase in income from continuing operations of $2.8 million for 2010 as compared to 2009, partially offset by a decrease in noncontrolling interest in consolidated joint ventures of $0.5 million for 2010 as compared to 2009.

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

Construction Projects and Other:
Sanofi-Aventis U.S. Inc. (“Sanofi”), which occupies neighboring buildings in Bridgewater, New Jersey, exercised its option to cause the Company to construct a building on its vacant, developable land and has signed a lease for the building.  The lease has a term of fifteen years, subject to three five-year extension options.  The construction of the 205,000 square foot building commenced in 2009 and is expected to be delivered to the tenant in January 2011.  The total estimated costs of the project are expected to be approximately $50.9 million (of which the Company has incurred $22.5 million through March 31, 2010.)

The Company is obligated to acquire from an entity (the “Florham Entity”) whose beneficial owners include Stanley C. Gale and Mark Yeager, a former executive officer of the Corporation, a 50 percent interest in a venture which owns a developable land parcel in Florham Park, New Jersey (the “Florham Park Land”) for a maximum purchase price of up to $10.5 million, subject to reduction based on developable square feet approved and other conditions, with the completion of such acquisition subject to the Florham Entity obtaining final development permits and approvals and related conditions necessary to allow for office development expected to be 600,000 square feet.  In the event the acquisition of the Florham Park Land does not close by May 9, 2010, subject to certain conditions, the Florham Entity will be obligated to pay certain deferred costs and an additional $1 million to the Company at that time.

REIT Restrictions:
To maintain its qualification as a REIT under the Code, the Corporation must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains.  Moreover, the Corporation intends to continue to make regular quarterly distributions to its common stockholders.  Based upon the most recently paid quarterly common stock dividend of $0.45 per common share, in the aggregate, such distributions would equal approximately $142.7 million on an annualized basis.  However, any such distribution, whether for federal income tax purposes or otherwise, would be paid out of (a) available cash, including borrowings and other sources, after meeting operating requirements, preferred stock dividends and distributions, and scheduled debt service on the Company’s debt, and (b) for distributions declared on or before December 31, 2012 with respect to a taxable year ending on or before December 31, 2011, the Corporation’s stock, as permitted pursuant to Internal Revenue Service Revenue Procedure 2010-12, 2010-3 I.R.B. Under this Revenue Procedure, the Corporation is permitted to make taxable distributions of its stock (in lieu of cash) if (x) any such distribution is declared on or before December 31, 2012 with respect to a taxable year ending on or before December 31, 2011, and (y) each of its stockholders is permitted to elect to receive its entire entitlement under such declaration in either cash or shares of equivalent value subject to a limitation in the amount of cash to be distributed in the aggregate; provided that (i) the amount of cash that is set aside for distribution is not less than 10 percent of the aggregate distribution so declared, and (ii) if too many of its stockholders elect to receive cash, a pro rata amount of cash will be distributed to each such stockholder electing to receive cash, but in no event will any such stockholder receive less than its entire entitlement under such declaration.

Property Lock-Ups:
The Company may not dispose of or distribute certain of its properties, currently comprising seven properties with an aggregate net book value of approximately $134.7 million, which were originally contributed by certain unrelated common unitholders of the Company, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Corporation’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Corporation’s Board of Directors; David S. Mack, director of the Corporation; Earle I. Mack, a former director of the Corporation; and Mitchell E. Hersh, president, chief executive officer and director of the Corporation), the Robert Martin Group (which includes Martin S. Berger, director of the Corporation; Robert F. Weinberg, a former director of the Corporation; and Timothy M. Jones, former president of the Corporation), the Cali Group (which includes John R. Cali, director of the Corporation, and John J. Cali, a former director of the Corporation).  As of March 31, 2010, 130 of the Company’s properties, with an aggregate net book value of approximately $1.8 billion, have lapsed restrictions and are subject to these conditions.

Unencumbered Properties:
As of March 31, 2010, the Company had 236 unencumbered properties, totaling 24.3 million square feet, representing 78.6 percent of the Company’s total portfolio on a square footage basis.

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

Cash Flows

Cash and cash equivalents decreased by $16.9 million to $274.1 million at March 31, 2010, compared to $291.0 million at December 31, 2009.  This decrease is comprised of the following net cash flow items:

1)	$41 million provided by operating activities.

2)	$13.4 million used in investing activities, consisting primarily of the following:

(a)	$11.9 million used for additions to rental property; plus
(b)	$1.2 million increase in restricted cash; plus
(c)	$0.4 million used for investments in unconsolidated joint ventures.

3)	$44.6 million used in financing activities, consisting primarily of the following:

(a)	$42.1 million used for payments of dividends and distributions; plus
(b)	$2.0 million used for repayments of mortgages, loans payable and other obligations; plus
(c)	$0.9 million for payment of financing costs; minus
(d)	$0.3 million from proceeds received from stock options exercised.

Debt Financing

Summary of Debt:
The following is a breakdown of the Company’s debt consisting of all fixed rate financing as of March 31, 2010:

	Balance		Weighted Average	Weighted Average Maturity
	($000’s)	% of Total	Interest Rate (a)	in Years
Fixed Rate Unsecured Debt	$1,582,695	67.73%	6.37%	3.85
Fixed Rate Secured Debt	754,235	32.27%	7.39%	7.12

Totals/Weighted Average:	$2,336,930	100.00%	6.70%	4.90

(a)  No variable-rate borrowings were outstanding as of March 31, 2010.

Debt Maturities:
Scheduled principal payments and related weighted average annual interest rates for the Company’s debt as of March 31, 2010 are as follows:

	Scheduled	Principal		Weighted Avg.
	Amortization	Maturities	Total	Interest Rate of
Period	($000’s)	($000’s)	($000’s)	Future Repayments (a)
April – December 31, 2010	$ 6,199	$184,500	$190,699	5.65%
2011	9,217	300,000	309,217	7.92%
2012	10,687	210,148	220,835	6.21%
2013	11,319	145,223	156,542	5.39%
2014	10,472	335,257	345,729	6.82%
Thereafter	44,768	1,102,532	1,147,300	6.91%
Sub-total	92,662	2,277,660	2,370,322
Adjustment for unamortized debt
discount/premium and
mark-to-market, net, as of
March 31, 2010	(33,392)	--	(33,392)

Totals/Weighted Average	$59,270	$2,277,660	$2,336,930	6.70%

(a) No variable rate borrowings were outstanding as of March 31, 2010.

Senior Unsecured Notes:
The terms of the Company’s senior unsecured notes (which totaled approximately $1.6 billion as of March 31, 2010) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

Unsecured Revolving Credit Facility:
The Company has an unsecured revolving credit facility with a borrowing capacity of $775 million (expandable to $800 million).  The facility matures in June 2011, with an extension option of one year, which would require a payment of 15 basis points of the then borrowing capacity of the facility upon exercise.  In addition, the interest rate on outstanding borrowings (not electing the Company’s competitive bid feature) is LIBOR plus 55 basis points at the BBB/Baa2 pricing level.  As of April 26, 2010, the Company had no outstanding borrowings under its unsecured revolving credit facility.

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

Money Market Loan:
The Company entered into an agreement with JPMorgan Chase Bank to participate in a noncommitted money market loan program (“Money Market Loan”).  The Money Market Loan is an unsecured borrowing of up to $75 million arranged by JPMorgan Chase Bank (“the lender”) with maturities of 30 days or less.  The rate of interest on the Money Market Loan borrowing is set at the time of each borrowing.  As of March 31, 2010, the Company had no outstanding borrowings under its Money Market Loan program.

Mortgages, Loans Payable and Other Obligations:
The Company has mortgages, loans payable and other obligations which consist of various loans collateralized by certain of the Company’s rental properties.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

On January 15, 2010, the Company refinanced its $150 million secured loan with The Prudential Insurance Company of America.  The new loan also includes VPCM, LLC, a wholly-owned subsidiary of the Virginia Retirement System, as co-lender.  The mortgage loan, which is collateralized by seven properties, is for a seven-year term and carries an effective interest rate of 6.33 percent.

Debt Strategy:
The Company does not intend to reserve funds to retire the Company’s senior unsecured notes or its mortgages, loans payable and other obligations upon maturity.  Instead, the Corporation or Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates.  If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility.  As of April 26, 2010, the Company had no outstanding borrowings under its $775 million unsecured revolving credit facility and under the Money Market Loan.  The Company is reviewing various refinancing options, including the purchase of its senior unsecured notes in privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt, common and preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during 2010.  The Company currently anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs in the short term.  However, if these sources of funds are insufficient or unavailable, due to current economic conditions or otherwise, the Corporation’s ability to make the expected distributions discussed in “REIT Restrictions” above may be adversely affected.

Equity Financing and Registration Statements

Common Equity:
The following table presents the changes in the Corporation’s issued and outstanding shares of Common Stock and the Company’s common units for the three months ended March 31, 2010:

	Common	Common
	Stock	Units	Total
Outstanding at January 1, 2010	78,969,752	13,495,036	92,464,788
Stock options exercised	11,305	--	11,305
Common units redeemed for Common Stock	189,930	(189,930)	--
Shares issued under Dividend Reinvestment
and Stock Purchase Plan	1,287	--	1,287
Restricted shares issued, net of cancellations	12,722	--	12,722

Outstanding at March 31, 2010	79,184,996	13,305,106	92,490,102

Share Repurchase Program:
The Corporation has a share repurchase program which was authorized by its Board of Directors in September 2007 to purchase up to $150 million of the Corporation’s outstanding common stock (“Repurchase Program”), which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions. As of March 31, 2010, the Corporation has a remaining authorization under the Repurchase Program of $46 million.

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

Shelf Registration Statements:
The Corporation has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the Corporation, under which $287.5 million of securities have been sold through April 26, 2010 and $1.7 billion remains available for future issuances.

The Corporation and the Company also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the Corporation and debt securities of the Company, under which $250 million of securities have been sold as of April 26, 2010 and $2.25 billion remains available for future issuances.

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

Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt (principal and interest), PILOT agreements, ground lease and other agreements as of March 31, 2010:

	Payments Due by Period
		Less than 1	1 – 3	4 – 5	6 – 10	After 10
(dollars in thousands)	Total	Year	Years	Years	Years	Years
Senior unsecured notes	$1,887,717	$559,332	$348,007	$431,590	$548,788	--
Mortgages, loans payable
and other obligations	1,111,483	77,706	147,722	231,082	634,344	$20,629
Payments in lieu of taxes
(PILOT)	56,449	4,294	13,018	8,958	24,592	5,587
Ground lease payments	36,472	526	1,548	1,066	2,144	31,188
Total	$3,092,121	$641,858	$510,295	$672,696	$1,209,868	$57,404

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

For further information on factors which could impact us and the statements contained herein, see Item 1A: Risk Factors in our annual report on Form 10-K for the year ended December 31, 2009. We assume no obligation to update and supplement forward-looking statements that become untrue because of subsequent events, new information or otherwise.

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

All of the Company’s long-term debt as of March 31, 2010 bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates.  The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed-rate debt.

March 31, 2010
Debt,
including current portion ($’s in thousands)	4/1/10- 12/31/10	2011	2012	2013	2014	Thereafter	Sub-total	Other (a)	Total	Fair Value

Fixed Rate	$190,699	$309,217	$220,835	$156,542	$345,730	$1,147,299	$2,370,322	$(33,392)	$2,336,930	$2,406,624
Average Interest Rate	5.65%	7.92%	6.21%	5.39%	6.82%	6.91%			6.70%

(a)         Adjustment for unamortized debt discount/premium and mark-to-market, net, as of March 31, 2010.

While the Company has not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in losses to the Company which could adversely affect its operating results and liquidity.

Item 4.        Controls and Procedures

Disclosure Controls and Procedures.  The Corporation’s management, with the participation of the Corporation’s president and chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, the Corporation’s president and chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

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

None.

MACK-CALI REALTY, L.P.

Part II – Other Information (continued)

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)              COMMON STOCK
During the three months ended March 31, 2010, the Corporation issued 189,930 shares of common stock to holders of common units in the Company upon the redemption of such common units in private offerings pursuant to Section 4(2) of the Securities Act.  The holders of the common units were limited partners of the Company and accredited investors under Rule 501 of the Securities Act.  The common units were converted into an equal number of shares of common stock.  The Corporation has registered the resale of such shares under the Securities Act.

(b)              Not Applicable.

(c)              Not Applicable.

Item 3.       Defaults Upon Senior Securities

(a)              Not Applicable.

(b)              Not Applicable.

Item 4.       (Removed and Reserved)

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

Mack-Cali Realty, L.P.
(Registrant)
	By:	Mack-Cali Realty Corporation
its General Partner

Date: April 28, 2010	By:	/s/ Mitchell E. Hersh
Mitchell E. Hersh
President and
Chief Executive Officer

Date: April 28, 2010	By:	/s/ Barry Lefkowitz
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