Form 10-Q
period 2010-06-30
MACK CALI REALTY L P
filed 2010-07-29
CIK 1067063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

MACK-CALI REALTY, L.P.

FORM 10-Q

INDEX

Part I	Financial Information		Page

	Item 1.	Financial Statements (unaudited):

		Consolidated Balance Sheets as of June 30, 2010
		and December 31, 2009	4

		Consolidated Statements of Operations for the three and six months
		ended June 30, 2010 and 2009	5

		Consolidated Statement of Changes in Equity for the six months
		ended June 30, 2010	6

		Consolidated Statements of Cash Flows for the six months
		ended June 30, 2010 and 2009	7

		Notes to Consolidated Financial Statements	8-37

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	38-54

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54-55

	Item 4.	Controls and Procedures	55

Part II	Other Information

	Item 1.	Legal Proceedings	56

	Item 1A.	Risk Factors	56

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57

	Item 3.	Defaults Upon Senior Securities	57

	Item 4.	(Removed and Reserved)	57

	Item 5.	Other Information	58

	Item 6.	Exhibits	58

Signatures			59

Exhibit Index			60

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

The results of operations for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts) (unaudited)

	June 30,	December 31,
ASSETS	2010	2009
Rental property
Land and leasehold interests	$770,239	$771,794
Buildings and improvements	3,949,892	3,948,509
Tenant improvements	448,799	456,547
Furniture, fixtures and equipment	9,316	9,358
	5,178,246	5,186,208
Less – accumulated depreciation and amortization	(1,207,917)	(1,153,223)
Net investment in rental property	3,970,329	4,032,985
Cash and cash equivalents	140,990	291,059
Investments in unconsolidated joint ventures	35,998	35,680
Unbilled rents receivable, net	122,601	119,469
Deferred charges and other assets, net	216,809	213,674
Restricted cash	19,320	20,681
Accounts receivable, net of allowance for doubtful accounts
of $2,708 and $2,036	11,623	8,089

Total assets	$4,517,670	$4,721,637

LIABILITIES AND EQUITY
Senior unsecured notes	$1,432,944	$1,582,434
Mortgages, loans payable and other obligations	733,874	755,003
Dividends and distributions payable	42,124	42,109
Accounts payable, accrued expenses and other liabilities	121,404	106,878
Rents received in advance and security deposits	50,787	54,693
Accrued interest payable	35,735	37,330
Total liabilities	2,416,868	2,578,447
Commitments and contingencies

Partners’ Capital:
General Partner, 10,000 and 10,000 preferred units outstanding	24,836	24,836
General Partner, 79,398,646 and 78,969,752 common units outstanding	1,713,176	1,740,326
Limited partners, 13,099,906 and 13,495,036 common units outstanding	359,742	374,999
Total Mack-Cali Realty, L.P. partners’ capital	2,097,754	2,140,161

Noncontrolling interests in consolidated joint ventures	3,048	3,029

Total equity	2,100,802	2,143,190

Total liabilities and equity	$4,517,670	$4,721,637

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
REVENUES	2010	2009	2010	2009
Base rents	$149,692	$152,891	$302,385	$301,022
Escalations and recoveries from tenants	25,837	24,623	51,956	52,390
Construction services	22,357	4,794	33,219	8,705
Real estate services	1,669	2,116	3,646	4,642
Other income	3,230	3,399	6,162	6,350
Total revenues	202,785	187,823	397,368	373,109

EXPENSES
Real estate taxes	25,912	23,293	48,073	46,565
Utilities	16,409	15,956	36,235	36,653
Operating services	28,073	26,619	56,754	54,261
Direct construction costs	21,411	4,296	31,704	8,010
General and administrative	8,658	10,651	17,072	20,708
Depreciation and amortization	47,474	49,240	95,964	97,083
Total expenses	147,937	130,055	285,802	263,280
Operating income	54,848	57,768	111,566	109,829

OTHER (EXPENSE) INCOME
Interest expense	(37,335)	(33,205)	(76,406)	(65,701)
Interest and other investment income	18	187	39	383
Equity in earnings (loss) of unconsolidated joint ventures	260	(1,922)	(262)	(7,036)
Gain on reduction of other obligations	--	1,693	--	1,693
Total other (expense) income	(37,057)	(33,247)	(76,629)	(70,661)
Income from continuing operations	17,791	24,521	34,937	39,168
Discontinued Operations:
Income from discontinued operations	11	104	242	54
Realized gains (losses) and unrealized losses
on disposition of rental property, net	4,447	--	4,447	--
Total discontinued operations, net	4,458	104	4,689	54
Net income	22,249	24,625	39,626	39,222
Noncontrolling interest in consolidated joint ventures	86	135	173	767
Preferred unit distributions	(500)	(500)	(1,000)	(1,000)
Net income available to common unitholders	$21,835	$24,260	$38,799	$38,989

Basic earnings per common unit:
Income from continuing operations	$0.19	$0.28	$0.37	$0.46
Discontinued operations	0.05	--	0.05	--
Net income available to common unitholders	$0.24	$0.28	$0.42	$0.46

Diluted earnings per common unit:
Income from continuing operations	$0.19	$0.28	$0.37	$0.46
Discontinued operations	0.05	--	0.05	--
Net income available to common unitholders	$0.24	$0.28	$0.42	$0.46

Basic weighted average units outstanding	92,357	88,000	92,348	84,480

Diluted weighted average units outstanding	92,489	88,000	92,482	84,480

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands) (unaudited)

	General	General	Limited	General	General	Limited	Noncontrolling
	Partner	Partner	Partners	Partner	Partner	Partners	Interests in
	Preferred	Common	Common	Preferred	Common	Common	Consolidated	Total
	Units	Units	Units	Unitholders	Unitholders	Unitholders	Subsidiaries	Equity

Balance at January 1, 2010	10	78,970	13,495	$24,836	$1,740,326	$374,999	$3,029	$2,143,190
Net income	--	--	--	1,000	33,234	5,565	(173)	39,626
Distributions	--	--	--	(1,000)	(71,408)	(11,837)	--	(84,245)
Increase in noncontrolling interest	--	--	--	--	--	--	192	192
Redemption of limited partners common
units for shares of general partner
common units	--	395	(395)	--	8,985	(8,985)	--	--
Units issued under Dividend
Reinvestment and Stock Purchase Plan	--	3	--	--	82	--	--	82
Contributions – proceeds from stock
options exercised	--	18	--	--	513	--	--	513
Stock compensation	--	13	--	--	1,444	--	--	1,444

Balance at June 30, 2010	10	79,399	13,100	$24,836	$1,713,176	$359,742	$3,048	$2,100,802

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended
	June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2010	2009
Net income	$39,626	$39,222
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	95,283	94,302
Depreciation and amortization on discontinued operations	409	905
Amortization of stock compensation	1,444	1,183
Amortization of deferred financing costs and debt discount	1,376	1,343
Gain on reduction of other obligations	--	(1,693)
Equity in (earnings) loss of unconsolidated joint venture, net	262	7,036
Realized gains on disposition of rental property	(4,447)	--
Distributions of cumulative earnings from unconsolidated
joint ventures	102	2,131
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(3,077)	(2,738)
(Increase) decrease in deferred charges and other assets, net	(18,815)	5,005
(Increase) decrease in accounts receivable, net	(3,534)	13,765
Increase (decrease) in accounts payable, accrued expenses
and other liabilities	17,434	(970)
(Decrease) increase in rents received in advance and security deposits	(3,906)	2,054
Decrease in accrued interest payable	(1,595)	(2,365)

Net cash provided by operating activities	$120,562	$159,180

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to rental property and related intangibles	$(30,267)	$(35,101)
Repayment of notes receivable	--	89
Investment in unconsolidated joint ventures	(667)	(4,268)
Distributions in excess of cumulative earnings from unconsolidated
joint ventures	--	81
Increase (decrease) in restricted cash	8	(8,066)

Net cash used in investing activities	$(30,926)	$(47,265)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	--	$302,000
Repayment of revolving credit facility and money market loans	--	(463,000)
Repayments of senior unsecured notes	$(150,000)	(199,724)
Proceeds from mortgages and loans payable	--	81,500
Repayment of mortgages, loans payable and other obligations	(3,978)	(6,169)
Payment of financing costs	(2,010)	(631)
Proceeds from offering of Common Stock	--	274,827
Proceeds from stock options exercised	513	--
Payment of dividends and distributions	(84,230)	(89,136)

Net cash used in financing activities	$(239,705)	$(100,333)

Net (decrease) increase in cash and cash equivalents	$(150,069)	$11,582
Cash and cash equivalents, beginning of period	291,059	21,621

Cash and cash equivalents, end of period	$140,990	$33,203

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

The General Partner is a fully-integrated self-administered, self-managed real estate investment trust (“REIT”). The General Partner controls the Company as its sole general partner and owned an 85.8 percent and 85.4 percent common unit interest in the Company as of June 30, 2010 and December 31, 2009, respectively.

The General Partner’s business is the ownership of interests in and operation of the Company, and all of the General Partner’s expenses are incurred for the benefit of the Company. The General Partner is reimbursed by the Company for all expenses it incurs relating to the ownership and operation of the Company.

As of June 30, 2010, the Company owned or had interests in 287 properties plus developable land (collectively, the “Properties”).  The Properties aggregate approximately 32.9 million square feet, which are comprised of 275 buildings, primarily office and office/flex buildings totaling approximately 32.5 million square feet (which include 19 buildings, primarily office buildings aggregating approximately 2.1 million square feet owned by unconsolidated joint ventures in which the Company has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, two retail properties totaling approximately 17,300 square feet, one hotel (which is owned by an unconsolidated joint venture in which the Company has an investment interest) and three parcels of land leased to others.  The Properties are located in five states, primarily in the Northeast, plus the District of Columbia.

BASIS OF PRESENTATION
The accompanying consolidated financial statements include all accounts of the Company, its majority-owned and/or controlled subsidiaries and variable interest entities, for which the Company has determined itself to be the primary beneficiary, if any.  See Note 2: Significant Accounting Policies – Investments in Unconsolidated Joint Ventures for the Company’s treatment of unconsolidated joint venture interests.  Intercompany accounts and transactions have been eliminated.

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

2.      SIGNIFICANT ACCOUNTING POLICIES

Rental
Property
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized. Pursuant to the Company’s adoption of ASC 805, Business Combinations, effective January 1, 2009, acquisition-related costs are expensed as incurred.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Included in total rental property is construction, tenant improvement and development in-progress of $53,022,000 and $107,226,000 as of June 30, 2010 and December 31, 2009, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s rental properties held for use may be impaired.  In addition to identifying any specific circumstances which may effect a property or properties, management considers other criteria for determining which properties may require assessment for potential impairment.  The criteria considered by management include reviewing low leased percentages, significant near-term lease expirations, recently acquired properties, current and historical operating and/or cash flow losses, near-term mortgage debt maturities or other factors that might impact the Company’s intent and ability to hold the property.  A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property.  The Company’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions.  These assumptions are generally based on management’s experience in its local real estate markets and the effects of current market conditions.  The assumptions are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property.  As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved, and actual losses or impairment may be realized in the future.

Rental Property
Held for Sale and
Discontinued
Operations
When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets.  If, in management’s opinion, the estimated net sales price of the assets which have been identified as held for sale is less than the net book value of the assets, a valuation allowance is established.  Properties identified as held for sale and/or disposed of are presented in discontinued operations for all periods presented.

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

On January 1, 2010, the Company adopted the updated provisions of ASC 810, pursuant to FASB No. 167, which amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  Additionally, FASB No. 167 amends FIN 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both.  FASB No. 167 amends certain guidance in Interpretation 46(R) for determining whether an entity is a variable interest entity.  Also, FASB No. 167 amends FIN 46(R) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  The enhanced disclosures are required for any enterprise that holds a variable interest in a variable interest entity.  The adoption of this guidance did not have a material impact to these financial statements.  See Note 4: Investments in Unconsolidated Joint Ventures for disclosures regarding the Company’s unconsolidated joint ventures.

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

Deferred
Financing Costs
Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $660,000 and $636,000 for the three months ended June 30, 2010 and 2009, respectively, and $1,376,000 and $1,343,000 for the six months ended June 30, 2010 and 2009, respectively.

Deferred
Leasing Costs
Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.  Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Corporation are compensated for providing leasing services to the Properties.  The portion of such compensation, which is capitalized and amortized, approximated $901,000 and $940,000 for the three months ended June 30, 2010 and 2009, respectively and $1,856,000 and $1,800,000 for the six months ended June 30, 2010 and 2009, respectively.

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

Pursuant to the amended provisions related to uncertain tax provisions of ASC 740, Income Taxes, the Company recognizes no material adjustments regarding its tax accounting treatment.  The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense, which is included in general and administrative expense.

In the normal course of business, the Company or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable.  As of June 30, 2010, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are generally from the year 2005 forward.

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

Distributions
Payable
The distributions payable at June 30, 2010 represents distributions payable to preferred unitholders (10,000 Series C preferred units) and common unitholders (92,498,798 common units), for all such holders of record as of July 6, 2010 with respect to the second quarter 2010.  The second quarter 2010 preferred unit distributions of $50.00 per preferred unit and common unit distributions of $0.45 per common unit were approved by the Corporation’s Board of Directors on May 25, 2010.  The common unit distributions payable were paid on July 9, 2010.  The preferred unit distributions payable were paid on July 15, 2010.

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

In 2002, the Company adopted the provisions of ASC 718, Compensation-Stock Compensation.  In 2006, the Company adopted the amended guidance, which did not have a material effect on the Company’s financial position and results of operations.  These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”) and stock options at the grant date be amortized ratably into expense over the appropriate vesting period.  The Company recorded restricted stock expense of $626,000, and $517,000 for the three months ended June 30, 2010 and 2009, respectively, and $1,243,000 and $1,034,000 for the six months ended June 30, 2010 and 2009, respectively.

Other
Comprehensive
Income	Other comprehensive income (loss) includes items that are recorded in equity, such as unrealized holding gains or losses on marketable securities available for sale.

3.      REAL ESTATE TRANSACTION

The Company's office property located at 105 Challenger Road in Ridgefield Park, New Jersey, aggregating 150,050 square feet, was collateral for a $19.5 million mortgage loan scheduled to mature on June 6, 2010.  The Company had recorded an impairment charge on the property of $16.6 million at December 31, 2009.   On June 1, 2010, the Company transferred the deed for 105 Challenger to the lender in satisfaction of its obligations.  As a result, the Company recorded a gain on the disposal of the office property of approximately $4.4 million.

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

The venture has a mortgage loan with a balance as of June 30, 2010 of $66.8 million collateralized by the hotel property.  The loan carries an interest rate of 6.15 percent and matures in November 2016.  The venture has a loan with a balance as of June 30, 2010 of $6.3 million with the City of Jersey City, provided by the U.S. Department of Housing and Urban Development.  The loan currently bears interest at fixed rates ranging from 6.09 percent to 6.62 percent and matures in August 2020.  The Company has posted a $6.3 million letter of credit in support of this loan, half of which is indemnified by Hyatt.

RED BANK CORPORATE PLAZA
The Company has a joint venture with The PRC Group, which owns Red Bank Corporate Plaza, a 92,878 square foot office building located in Red Bank, New Jersey.  The property is fully leased to Hovnanian Enterprises, Inc. through September 30, 2017.  The Company holds a 50 percent interest in the venture.

The venture has a $22.0 million loan with a commercial bank collateralized by the office property.  The loan (with a balance as of June 30, 2010 of $20.6 million), carries an interest rate of LIBOR plus 125 basis points and matures in April 2011.  On January 26, 2010, the venture sold a vacant land parcel it had owned for approximately $1.7 million.

The Company performs management, leasing and other services for the property owned by the joint venture and recognized $24,000 and $24,900 in fees for such services during the three months ended June 30, 2010 and 2009, respectively, and $48,000 and $47,900 for the six months ended June 30, 2010 and 2009, respectively.

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

On April 29, 2009, the Company acquired the remaining interests in Mack-Green from SL Green.  As a result, the Company owns 100 percent of Mack-Green.  Additionally, on April 29, 2009, the mortgage loans with Gramercy on the Portfolio Properties (the “Gramercy Agreement”) were modified to provide for, among other things, interest to accrue at the current rate of LIBOR plus 275 basis point per annum, with the interest pay rate capped at 3.15 percent per annum.  Under the Gramercy Agreement, the payment of debt service is subordinate to the payment of operating expenses.  Interest at the pay rate is payable only out of funds generated by the Portfolio Properties and only to the extent that the Portfolio Properties’ operating expenses have been paid, with any accrued unpaid interest above the pay rate serving to increase the balance of the amounts due at the termination of the agreement.  Any excess funds after payment of debt service generally will be escrowed and available for future capital and leasing costs, as well as to cover future cash flow shortfalls, as appropriate.  The Gramercy Agreement terminates on May 9, 2011.  Approximately six months in advance of the end of the term of the Gramercy Agreement, the Portfolio Entities are to provide estimates of each property’s fair market value (“FMV”).  Gramercy has the right to accept or reject the FMV.  If Gramercy rejects the FMV, Gramercy must market the property for sale in cooperation with the Portfolio Entities and must approve the ultimate sale.  However, Gramercy has no obligation to market a Portfolio Property if the FMV is less than the allocated amount due, including accrued, unpaid interest. If any Portfolio Property is not sold, the Portfolio Entities have agreed to give a deed in lieu of foreclosure, unless the FMV was equal to or greater than the allocated amount due for such Portfolio Property, in which case they can elect to have that Portfolio Property released by paying the FMV.  If Gramercy accepts the FMV, the Portfolio Property will be released from the Gramercy Agreement upon payment of the FMV.  Under the direction of Gramercy, the Company continues to perform management, leasing, and construction services for the Portfolio Properties at market terms.  The Portfolio Entities have a participation interest which provides for sharing 50 percent of any amount realized in excess of the allocated amounts due for each Portfolio Property.

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

The Company performs management, leasing, and construction services for properties owned by the unconsolidated joint ventures and recognized $234,000 and $807,000 in income (net of $0 and $286,000 in direct costs) for such services in the three months ended June 30, 2010 and 2009, respectively, and $467,000 and $2.7 million in income (net of $0 and $1.1 million in direct costs) for the six months ended June 30, 2010 and 2009, respectively.

GE/GALE FUNDING LLC (Princeton Forrestal Village)
The Gale agreement signed as part of the Gale/Green transactions in May 2006 provided for the Company to acquire certain ownership interests in real estate projects (the “Non-Portfolio Properties”), subject to obtaining certain third party consents and the satisfaction of various project-related and/or other conditions.  Each of the Company’s acquired interests in the Non-Portfolio Properties provide for the initial distributions of net cash flow solely to the Company, and thereafter an affiliate of Mr. Gale (“Gale Affiliate”) has participation rights (“Gale Participation Rights”) in 50 percent of the excess net cash flow remaining after the distribution to the Company of the aggregate amount equal to the sum of: (a) the Company’s capital contributions, plus (b) an internal rate of return (“IRR”) of 10 percent per annum, accruing on the date or dates of the Company’s investments.

On May 9, 2006, as part of the Gale/Green transactions, the Company acquired from a Gale Affiliate for $1.8 million a 50 percent controlling interest in GMW Village Associates, LLC (“GMW Village”).  The Company consolidates GMW Village, which includes accounts for investments in unconsolidated joint venture and noncontrolling interests in consolidated joint ventures, with any profit and loss recorded in equity in earnings (loss) and noncontrolling interests.  GMW Village holds a 20 percent interest in GE/Gale Funding LLC (“GE Gale”).  GE Gale owns a 100 percent interest in the entity owning Princeton Forrestal Village, a mixed-use, office/retail complex aggregating 527,015 square feet and located in Plainsboro, New Jersey (“Princeton Forrestal Village” or “PFV”).

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

GE Gale has a mortgage loan with a balance of $50.3 million at June 30, 2010.  The loan bears interest at a rate of the London Interbank Offered Rate (“LIBOR”) plus 275 basis points and matures on January 9, 2011.  LIBOR was 0.35 percent at June 30, 2010.

The Company performs management, leasing, and other services for PFV and recognized $213,000 and $299,000 in income for such services in the three months ended June 30, 2010 and 2009, respectively, and $621,000 and $522,000 in income for the six months ended June 30, 2010 and 2009, respectively.

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

On September 21, 2007, 100 Kimball obtained a $47 million mortgage loan which bore interest at a rate of 5.95 percent and was scheduled to mature in September 2012.  On December 30, 2009 the venture paid the lender $40 million to satisfy the debt and recorded a gain of $7.0 million (of which the Company’s share of $579,000 is included in equity in earnings for the year ended December 31, 2009).  Concurrently, 100 Kimball obtained a $32 million mortgage loan that bears interest at a rate of the greater of LIBOR plus 400 basis points, or 5.50 percent. The loan matures on January 10, 2013 with two one-year extension options, subject to certain conditions and payment of a fee.

The Company performs management, leasing, and other services for the property owned by 100 Kimball for which it recognized $71,800 and $67,000 in income for the three months ended June 30, 2010 and 2009, respectively, and $142,300 and $122,000 in income for the six months ended June 30, 2010 and 2009, respectively.

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

The office property at 12 Vreeland is a 139,750 square foot office building.  The property is subject to a fully-amortizing mortgage loan, which matures on July 1, 2012, and bears interest at 6.9 percent per annum.  As of June 30, 2010 the outstanding balance on the mortgage note was $4.3 million.

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

One Jefferson has a loan in an amount not to exceed $21 million (with a balance of $16.7 million at June 30, 2010), bearing interest at a rate of LIBOR plus 160 basis points and maturing on October 24, 2010 with a one-year extension option, subject to certain conditions and payment of a fee.

The Company performs management, leasing and other services for Gale Jefferson and recognized $94,500 and $204,000 in income (net of $3.0 million and $151,000 in direct costs) for such services for the three months ended June 30, 2010 and 2009, respectively, and $131,500 and $653,000 in income (net of $4.0 million and $465,000 in direct costs) for the six months ended June 30, 2010 and 2009, respectively.

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

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of June 30, 2010 and December 31, 2009. (dollars in thousands)

	June 30, 2010
	Plaza		Red Bank		Princeton			Boston-
	VIII & IX	Harborside	Corporate	Gramercy	Forrestal	Gale	12	Downtown	Gale	Combined
	Associates	South Pier	Plaza	Agreement	Village	Kimball	Vreeland	Crossing	Jefferson	Total
Assets:
Rental property, net	$ 9,254	$ 67,375	$ 23,966	$ 67,700	$ 37,334	--	$ 14,669	--	--	$ 220,298
Other assets	1,354	9,510	5,993	9,535	21,481	$ 1,812	937	$ 46,383	$ 2,085	99,090
Total assets	$ 10,608	$ 76,885	$ 29,959	$ 77,235	$ 58,815	$ 1,812	$ 15,606	$ 46,383	$ 2,085	$ 319,388
Liabilities and
partners’/members’
capital (deficit):
Mortgages, loans
payable and other
obligations	--	$ 73,055	$ 20,594	$ 77,758	$ 50,307	--	$ 4,342	--	--	$ 226,056
Other liabilities	$ 532	5,779	18	2,400	2,553	--	--	--	--	11,282
Partners’/members’
capital (deficit)	10,076	(1,949)	9,347	(2,923)	5,955	$ 1,812	11,264	$ 46,383	$ 2 085	82,050
Total liabilities and
partners’/members’
capital (deficit)	$ 10,608	$ 76,885	$ 29,959	$ 77,235	$ 58,815	$ 1,812	$ 15,606	$ 46,383	$ 2,085	$ 319,388
Company’s
investment
in unconsolidated
joint ventures, net	$ 4,960	$ 231	$ 4,504	--	$ 1,451	$ 1,199	$ 9,664	$ 13,117	$ 872	$ 35,998

	December 31, 2009
	Plaza		Red Bank		Princeton			Boston-
	VIII & IX	Harborside	Corporate	Gramercy	Forrestal	Gale	12	Downtown	Gale	Combined
	Associates	South Pier	Plaza	Agreement	Village	Kimball	Vreeland	Crossing	Jefferson	Total
Assets:
Rental property, net	$ 9,560	$ 61,836	$ 24,884	$ 73,037	$ 38,739	--	$ 15,265	--	--	$ 223,321
Other assets	997	15,255	4,623	8,631	21,937	$ 1,998	1,068	$ 45,884	$ 1,780	102,173
Total assets	$ 10,557	$ 77,091	$ 29,507	$ 81,668	$ 60,676	$ 1,998	$ 16,333	$ 45,884	$ 1,780	$ 325,494
Liabilities and
partners’/members’
capital (deficit):
Mortgages, loans
payable and other
obligations	--	$ 73,553	$ 20,764	$ 90,288	$ 51,187	--	$ 5,007	--	--	$ 240,799
Other liabilities	$ 532	4,374	162	2,589	3,830	--	--	--	--	11,487
Partners’/members’
capital (deficit)	10,025	(836)	8,581	(11,209)	5,659	$ 1,998	11,326	$ 45,884	$ 1,780	73,208
Total liabilities and
partners’/members’
capital (deficit)	$ 10,557	$ 77,091	$ 29,507	$ 81,668	$ 60,676	$ 1,998	$ 16,333	$ 45,884	$ 1,780	$ 325,494
Company’s
investment
in unconsolidated
joint ventures, net	$ 4,935	$ 860	$ 4,104	--	$ 1,211	$ 1,259	$ 9,599	$ 12,948	$ 764	$ 35,680

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three months ended June 30, 2010 and 2009.  (dollars in thousands)

	Three Months Ended June 30, 2010
	Plaza		Red Bank		Princeton			Boston-
	VIII & IX	Harborside	Corporate	Gramercy	Forrestal	Gale	12	Downtown	Gale	Route 93	Combined
	Associates	South Pier	Plaza	Agreement	Village	Kimball	Vreeland	Crossing	Jefferson	Portfolio	Total
Total revenues	$ 191	$ 9,277	$ 823	$ 2,790	$ 3,117	$ 78	$ 396	--	--	--	$ 16,672
Operating and other	(47)	(6,423)	(219)	(1,290)	(1,702)	--	(76)	$ (318)	$ (95)	--	(10,170)
Depreciation and amortization	(153)	(1,325)	(231)	(949)	(877)	--	(315)	--	--	--	(3,850)
Interest expense	--	(1,106)	(86)	(608)	(422)	--	(53)	--	--	--	(2,275)

Net income	$ (9)	$ 423	$ 287	$ (57)	$ 116	$ 78	$ (48)	$ (318)	$ (95)	--	$ 377
Company’s equity in earnings
(loss) of unconsolidated
joint ventures	$ (5)	$ 140	$ 231	--	$ 19	$ 26	$ (24)	$ (96)	$ (31)	--	$ 260

	Three Months Ended June 30, 2009
	Plaza		Red Bank		Princeton			Boston-
	VIII & IX	Harborside	Corporate		Forrestal	Gale	12	Downtown	Gale	Route 93	Combined
	Associates	South Pier	Plaza	M-G-G	Village	Kimball	Vreeland	Crossing	Jefferson	Portfolio	Total
Total revenues	$ 199	$ 8,841	$ 803	$ 6,459	$ 3,227	--	$ 597	--	--	$ 967	$ 21,093
Operating and other	(52)	(5,830)	(209)	(2,792)	(1,444)	$ (29)	(16)	$ (7,738)	--	(863)	(18,973)
Depreciation and amortization	(153)	(1,087)	(149)	(2,421)	(1,326)	--	(127)	--	--	(456)	(5,719)
Interest expense	--	(1,161)	(89)	(1,632)	(450)	--	(113)	--	--	(305)	(3,750)

Net income	$ (6)	$ 763	$ 356	$ (386)	$ 7	$ (29)	$ 341	$ (7,738)	--	$ (657)	$ (7,349)
Company’s equity in earnings
(loss) of unconsolidated
joint ventures	$ (3)	$ 750	$ 178	$ (202)	$ (88)	$ 23	$ 170	$ (2,750)	--	--	$ (1,922)

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the six months ended June 30, 2010 and 2009.  (dollars in thousands)

	Six Months Ended June 30, 2010
	Plaza		Red Bank		Princeton			Boston-
	VIII & IX	Harborside	Corporate	Gramercy	Forrestal	Gale	12	Downtown	Gale	Route 93	Combined
	Associates	South Pier	Plaza	Agreement	Village	Kimball	Vreeland	Crossing	Jefferson	Portfolio	Total
Total revenues	$ 452	$ 14,384	$ 2,580	$ 14,508	$ 6,428	$ 122	$ 990	--	--	--	$ 39,464
Operating and other	(96)	(10,876)	(431)	(2,989)	(3,561)	--	(90)	$ (509)	$ (152)	--	(18,704)
Depreciation and amortization	(306)	(2,435)	(451)	(1,952)	(1,719)	--	(631)	--	--	--	(7,494)
Interest expense	--	(2,186)	(169)	(1,281)	(852)	--	(139)	--	--	--	(4,627)

Net income	$ 50	$ (1,113)	$ 1,529	$ 8,286	$ 296	$ 122	$ 130	$ (509)	$ (152)	--	$ 8,639
Company’s equity in earnings
(loss) of unconsolidated
joint ventures	$ 25	$ (628)	$ 383	--	$ 47	$ 42	$ 65	$ (153)	$ (43)	--	$ (262)

	Six Months Ended June 30, 2009
	Plaza		Red Bank		Princeton			Boston-
	VIII & IX	Harborside	Corporate		Forrestal	Gale	12	Downtown	Gale	Route 93	Combined
	Associates	South Pier	Plaza	M-G-G	Village	Kimball	Vreeland	Crossing	Jefferson	Portfolio	Total
Total revenues	$ 387	$ 15,668	$ 1,613	$ 19,638	$ 6,406	$ 35	$ 1,192	--	--	$ 1,687	$ 46,626
Operating and other	(94)	(10,809)	(458)	(8,128)	(3,173)	--	(35)	$ (8,858)	--	(1,971)	(33,526)
Depreciation and amortization	(306)	(2,085)	(297)	(7,255)	(2,232)	--	(255)	--	--	(909)	(13,339)
Interest expense	--	(2,305)	(172)	(5,276)	(925)	--	(234)	--	--	(611)	(9,523)

Net income	$ (13)	$ 469	$ 686	$ (1,021)	$ 76	$ 35	$ 668	$ (8,858)	--	$ (1,804)	$ (9,762)
Company’s equity in earnings
(loss) of unconsolidated
joint ventures	$ (7)	$ 1,496	$ 343	$ (915)	$ (72)	$ 42	$ 334	$ (3,903)	--	$ (4,354)	$ (7,036)

5.	DEFERRED CHARGES AND OTHER ASSETS

	June 30,	December 31,
(dollars in thousands)	2010	2009
Deferred leasing costs	$226,190	$229,725
Deferred financing costs	28,743	26,733
	254,933	256,458
Accumulated amortization	(117,239)	(119,267)
Deferred charges, net	137,694	137,191
In-place lease values, related intangible and other assets, net	41,445	49,180
Prepaid expenses and other assets, net	37,670	27,303

Total deferred charges and other assets, net	$216,809	$213,674

6.	DISCONTINUED OPERATIONS

On June 1, 2010, the Company disposed of its 150,050 square foot office property located at 105 Challenger Road in Ridgefield Park, New Jersey and recorded a gain on the disposal of the office property of approximately $4.4 million.  The Company has presented this property as discontinued operations in its statement of operations for all periods presented.

The following table summarizes income from discontinued operations and the related realized gains (losses) and unrealized losses on disposition of rental property, net, for the three and six month periods ended June 30, 2010 and 2009:  (dollars in thousands)

	Three Months		Six Months
	June 30,		June 30,
	2010	2009	2010	2009
Total revenues	$ 945	$1,515	$2,255	$2,895
Operating and other expenses	(498)	(633)	(1,173)	(1,336)
Depreciation and amortization	(302)	(475)	(409)	(905)
Interest expense (net of interest income)	(134)	(303)	(431)	(600)

Income from discontinued operations before
gains (losses) and unrealized losses on
disposition of rental property	11	104	242	54
Realized gains (losses) and unrealized losses on
disposition of rental property, net	4,447	--	4,447	--

Total discontinued operations, net	$4,458	$ 104	$4,689	$ 54

7.      SENIOR UNSECURED NOTES

A summary of the Company’s senior unsecured notes as of June 30, 2010 and December 31, 2009 is as follows (dollars in thousands):

	June 30,	December 31,	Effective
	2010	2009	Rate (1)
5.050% Senior Unsecured Notes, due April 15, 2010 (2)	--	$149,984	5.265%
7.835% Senior Unsecured Notes, due December 15, 2010	$ 15,000	15,000	7.950%
7.750% Senior Unsecured Notes, due February 15, 2011	299,900	299,814	7.930%
5.250% Senior Unsecured Notes, due January 15, 2012	99,696	99,599	5.457%
6.150% Senior Unsecured Notes, due December 15, 2012	93,701	93,455	6.894%
5.820% Senior Unsecured Notes, due March 15, 2013	25,806	25,751	6.448%
4.600% Senior Unsecured Notes, due June 15, 2013	99,915	99,901	4.742%
5.125% Senior Unsecured Notes, due February 15, 2014	200,869	200,989	5.110%
5.125% Senior Unsecured Notes, due January 15, 2015	149,579	149,533	5.297%
5.800% Senior Unsecured Notes, due January 15, 2016	200,427	200,464	5.806%
7.750% Senior Unsecured Notes, due August 15, 2019	248,051	247,944	8.017%

Total Senior Unsecured Notes	$1,432,944	$1,582,434

(1) Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount/premium on the notes, as applicable.
(2) These notes were paid at maturity on April 15, 2010.

8.      UNSECURED REVOLVING CREDIT FACILITY

The Company has a $775 million unsecured credit facility (expandable to $800 million) with a group of 23 Lenders.  The interest rate on outstanding borrowings (not electing the Company’s competitive bid feature) is LIBOR plus 55 basis points at the BBB/Baa2 pricing level.  In June 2010, the Company exercised its option to extend the credit facility for one year to June 2012 and paid the $1,162,500 extension fee.

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

As of June 30, 2010 and December 31, 2009, the Company had no outstanding borrowings under its unsecured revolving credit facility.

MONEY MARKET LOAN
The Company has an agreement with JPMorgan Chase Bank to participate in a noncommitted money market loan program (“Money Market Loan”).  The Money Market Loan is an unsecured borrowing of up to $75 million arranged by JPMorgan Chase Bank with maturities of 30 days or less.  The rate of interest on the Money Market Loan borrowing is set at the time of each borrowing.  As of June 30, 2010 and December 31, 2009, the Company had no outstanding borrowings under the Money Market Loan.

9.      MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties.  As of June 30, 2010, 31 of the Company’s properties, with a total book value of approximately $982,438,000, are encumbered by the Company’s mortgages and loans payable.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

A summary of the Company’s mortgages, loans payable and other obligations as of June 30, 2010 and December 31, 2009 is as follows: (dollars in thousands)

	Effective
		Interest	June 30,	December 31,
Property Name	Lender	Rate (a)	2010	2009	Maturity
105 Challenger Road (b)	Archon Financial CMBS	6.235%	--	$ 19,408	--
2200 Renaissance Boulevard	Wachovia CMBS	5.888%	$ 16,398	16,619	12/01/12
Soundview Plaza	Morgan Stanley Mortgage Capital	6.015%	16,356	16,614	01/01/13
9200 Edmonston Road	Principal Commercial Funding L.L.C.	5.534%	4,726	4,804	05/01/13
6305 Ivy Lane	John Hancock Life Insurance Co.	5.525%	6,586	6,693	01/01/14
395 West Passaic	State Farm Life Insurance Co.	6.004%	11,505	11,735	05/01/14
6301 Ivy Lane	John Hancock Life Insurance Co.	5.520%	6,201	6,297	07/01/14
35 Waterview Boulevard	Wachovia CMBS	6.348%	19,477	19,613	08/11/14
6 Becker, 85 Livingston, 75 Livingston & 20 Waterview	Wachovia CMBS	10.220%	60,806	60,409	08/11/14
4 Sylvan	Wachovia CMBS	10.190%	14,376	14,357	08/11/14
10 Independence	Wachovia CMBS	12.440%	15,469	15,339	08/11/14
4 Becker	Wachovia CMBS	9.550%	36,677	36,281	05/11/16
5 Becker	Wachovia CMBS	12.830%	11,347	11,111	05/11/16
210 Clay	Wachovia CMBS	13.420%	11,297	11,138	05/11/16
51 Imclone	Wachovia CMBS	8.390%	3,896	3,899	05/11/16
Various (c)	Prudential Insurance	6.332%	150,000	150,000	01/15/17
23 Main Street	JPMorgan CMBS	5.587%	31,791	32,042	09/01/18
Harborside Plaza 5	The Northwestern Mutual Life Insurance Co. & New York Life Insurance Co.	6.842%	235,907	237,248	11/01/18
100 Walnut Avenue	Guardian Life Insurance Co.	7.311%	19,538	19,600	02/01/19
One River Center (d)	Guardian Life Insurance Co.	7.311%	44,759	44,900	02/01/19
581 Main Street	Valley National Bank	6.935% (e)	16,762	16,896	07/01/34

Total mortgages, loans payable and other obligations			$733,874	$755,003

(a) Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs, mark-to-market adjustment of acquired debt and other transaction costs, as applicable.

(b) On June 1, 2010, the Company transferred the deed for 105 Challenger Road to the lender in satisfaction of its obligations.
(c) Mortgage is collateralized by seven properties. On January 15, 2010, the Company extended the mortgage loan until January 15, 2017 at an effective interest rate of 6.33 percent.
(d) Mortgage is collateralized by the three properties comprising One River Center.
(e) The coupon interest rate will be reset at the end of year 10 and year 20 at 225 basis points over the 10-year treasury yield 45 days prior to the reset dates with a minimum rate of 6.875 percent.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED
Cash paid for interest for the six months ended June 30, 2010 and 2009 was $74,973,000, and $67,381,000, respectively.  Interest capitalized by the Company for the six months ended June 30, 2010 and 2009 was $775,000 and $845,000, respectively.

SUMMARY OF INDEBTEDNESS
As of June 30, 2010, the Company’s total indebtedness of $2,166,818,000 (weighted average interest rate of 6.81 percent) was comprised of all fixed rate debt.  As of December 31, 2009, the Company’s total indebtedness of $2,337,437,000 (weighted average interest rate of 6.61 percent) was comprised of all fixed rate debt.

10.	MACK-CALI REALTY, L.P.’S PARTNERS’ CAPITAL

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

The Series C Preferred Stock has preference rights with respect to liquidation and distributions over the common stock. Holders of the Series C Preferred Stock, except under certain limited conditions, will not be entitled to vote on any matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of the Series C Preferred Stock will have the right to elect two additional members to serve on the Corporation’s Board of Directors until dividends have been paid in full.  At June 30, 2010, there were no dividends in arrears.  The Corporation may issue unlimited additional preferred stock ranking on a parity with the Series C Preferred Stock but may not issue any preferred stock senior to the Series C Preferred Stock without the consent of two-thirds of its holders.  The Series C Preferred Stock is essentially on an equivalent basis in priority with the Preferred Units.

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

REPURCHASE OF GENERAL PARTNER’S UNITS
On September 12, 2007, the Corporation’s Board of Directors authorized an increase to the Corporation’s repurchase program under which the Corporation was permitted to purchase up to $150 million of the Corporation’s outstanding common stock (“Repurchase Program”).  The Corporation has purchased and retired 2,893,630 shares of its outstanding common stock for an aggregate cost of approximately $104 million through June 30, 2010 under the Repurchase Program (none of which has occurred in 2009 and the three months ended June 30, 2010.)  Concurrent with these purchases, the Corporation sold to the Company 2,893,630 common units for approximately $104 million The Corporation has a remaining authorization to repurchase up to an additional $46 million of its outstanding common stock, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

STOCK OPTION PLANS
In May 2004, the Corporation established the 2004 Incentive Stock Plan under which a total of 2,500,000 shares have been reserved for issuance.  No options have been granted through June 30, 2010 under this plan.  In September 2000, the Corporation established the 2000 Employee Stock Option Plan (“2000 Employee Plan”) and the Amended and Restated 2000 Director Stock Option Plan (“2000 Director Plan”).  In May 2002, shareholders of the Corporation approved amendments to both plans to increase the total shares reserved for issuance under both of the 2000 plans from 2,700,000 to 4,350,000 shares of the Corporation’s common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan).  In 1994, and as subsequently amended, the Corporation established the Mack-Cali Employee Stock Option Plan (“Employee Plan”) and the Mack-Cali Director Stock Option Plan (“Director Plan”) under which a total of 5,380,188 shares (subject to adjustment) of the Corporation’s common stock had been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan).  As the Employee Plan and Director Plan expired in 2004, stock options may no longer be issued under those plans.  Stock options granted under the Employee Plan in 1994 and 1995 became exercisable over a three-year period.  Stock options granted under the 2000 Employee Plan and those options granted subsequent to 1995 under the Employee Plan become exercisable over a five-year period.  All stock options granted under both the 2000 Director Plan and Director Plan become exercisable in one year.  All options were granted at the fair market value at the dates of grant and have terms of ten years.  As of June 30, 2010 and December 31, 2009, the stock options outstanding had a weighted average remaining contractual life of approximately 2.0 and 2.5 years, respectively.  Stock options exercisable at June 30, 2010 and December 31, 2009 had a weighted average remaining contractual life of approximately 2.0 and 2.5 years, respectively.

Information regarding the Corporation’s stock option plans is summarized below:

		Weighted	Aggregate
	Shares	Average	Intrinsic
	Under	Exercise	Value
	Options	Price	$(000’s)
Outstanding at January 1, 2010	352,184	$28.74	$2,055
Exercised	(18,448)	27.81
Lapsed or canceled	--
Outstanding at June 30, 2010 ($26.26 – $45.47)	333,736	$28.79	$ 315
Options exercisable at June 30, 2010	333,736
Available for grant at June 30, 2010	3,811,548

Cash received from options exercised under all stock option plans was $202,000 and $0 for the three month ended June 30, 2010 and 2009, respectively, and $513,000 and $0 for the six months ended June 30, 2010 and 2009, respectively.  The total intrinsic value of options exercised during the three months ended June 30, 2010 and 2009 was $61,000 and $0, respectively, and $141,000 and $0 for the six months ended June 30, 2010 and 2009, respectively.  The Corporation has a policy of issuing new shares to satisfy stock option exercises.

STOCK COMPENSATION
The Corporation has issued stock awards (“Restricted Stock Awards”) to officers, certain other employees, and nonemployee members of the Board of Directors of the Corporation, which allow the holders to each receive a certain amount of shares of the Corporation’s common stock generally over a one to seven-year vesting period, of which 216,802 unvested shares were outstanding as of June 30, 2010.  Of the outstanding Restricted Stock Awards issued to executive officers and senior management, 137,932 are contingent upon the Corporation meeting certain performance goals to be set by the Executive Compensation and Option Committee of the Board of Directors of the Corporation each year, with the remaining based on time and service. All Restricted Stock Awards provided to the officers and certain other employees were issued under the 2000 Employee Plan and the Employee Plan. Restricted Stock Awards provided to directors were issued under the 2000 Director Plan.

Information regarding the Restricted Stock Awards is summarized below:

		Weighted-Average
		Grant – Date
	Shares	Fair Value
Outstanding at January 1, 2010	323,088	$36.58
Granted	36,200	35.40
Vested	(119,008)	34.63
Forfeited	(23,478)	35.70
Outstanding at June 30, 2010	216,802	$37.55

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

During the six months ended June 30, 2010 and 2009, 6,311 and 8,813 deferred stock units were earned, respectively.  As of June 30, 2010 and 2009, there were 77,506 and 64,112 director stock units outstanding, respectively.

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

The following information presents the Company’s results for the three months ended June 30, 2010 and 2009 in accordance with ASC 260, Earnings Per Unit:  (dollars in thousands)

	Three Months Ended
	June 30,
Computation of Basic EPU	2010	2009
Income from continuing operations	$17,791	$24,521
Add: Noncontrolling interest in consolidated joint ventures	86	135
Deduct: Preferred unit distributions	(500)	(500)
Income from continuing operations available to common unitholders	17,377	24,156
Income from discontinued operations available to common unitholders	4,458	104
Net income available to common unitholders	$21,835	$24,260

Weighted average common units	92,357	88,000

Basic EPU:
Income from continuing operations available to common unitholders	$ 0.19	$ 0.28
Income from discontinued operations available to common unitholders	0.05	--
Net income available to common unitholders	$ 0.24	$ 0.28

	Three Months Ended
	June 30,
Computation of Diluted EPU	2010	2009
Income from continuing operations available to common unitholders	17,377	24,156
Income from discontinued operations available to common unitholders	4,458	104
Net income available to common unitholders	$21,835	$24,260

Weighted average common units	92,489	88,000

Diluted EPU:
Income from continuing operations available to common unitholders	$ 0.19	$ 0.28
Income from discontinued operations available to common unitholders	0.05	--
Net income available to common unitholders	$ 0.24	$ 0.28

The following information presents the Company’s results for the six months ended June 30, 2010 and 2009 in accordance with ASC 260, Earnings Per Unit:  (dollars in thousands)

	Six Months Ended
	June 30,
Computation of Basic EPU	2010	2009
Income from continuing operations	$34,937	$39,168
Add: Noncontrolling interest in consolidated joint ventures	173	767
Deduct: Preferred unit distributions	(1,000)	(1,000)
Income from continuing operations available to common unitholders	34,110	38,935
Income from discontinued operations available to common unitholders	4,689	54
Net income available to common unitholders	$38,799	$38,989

Weighted average common units	92,348	84,480

Basic EPU:
Income from continuing operations available to common unitholders	$ 0.37	$ 0.46
Income from discontinued operations available to common unitholders	0.05	--
Net income available to common unitholders	$ 0.42	$ 0.46

	Six Months Ended
	June 30,
Computation of Diluted EPU	2010	2009
Income from continuing operations available to common unitholders	34,110	38,935
Income from discontinued operations available to common unitholders	4,689	54
Net income available to common unitholders	$38,799	$38,989

Weighted average common units	92,482	84,480

Diluted EPU:
Income from continuing operations available to common unitholders	$ 0.37	$ 0.46
Income from discontinued operations available to common unitholders	0.05	--
Net income available to common unitholders	$ 0.42	$ 0.46

The following schedule reconciles the units used in the basic EPU calculation to the units used in the diluted EPU calculation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Basic EPU units	92,357	88,000	92,348	84,480
Add: Stock options	52	--	54	--
Restricted Stock Awards	80	--	80	--
Diluted EPU Units	92,489	88,000	92,482	84,480

Unvested restricted stock outstanding as of June 30, 2010 and 2009 were 216,802 and 301,418, respectively.

The following are distributions declared per Common Unit for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Distributions declared per common unit	$0.45	$0.45	$0.90	$0.90

11.      CONSOLIDATED JOINT VENTURES

The Company has ownership interests in certain joint ventures which it consolidates.  Various entities and/or individuals hold noncontrolling interests in these ventures.

12.      EMPLOYEE BENEFIT 401(k) PLANS

Employees of the Corporation, who meet certain minimum age and service requirements, are eligible to participate in the Mack-Cali Realty Corporation 401(k) Savings/Retirement Plan (the “401(k) Plan”).  Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law.  The amounts contributed by employees are immediately vested and non-forfeitable.  The Corporation may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year.  Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Corporation at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Corporation.  All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year.  The assets of the 401(k) Plan are held in trust and a separate account is established for each participant.  A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Corporation.  The Company did not recognize any expense for the 401(k) Plan for each of the three months ended June 30, 2010 and 2009, respectively and for each of the six months ended June 30, 2010 and 2009, respectively.  The Company did not make any contributions to the 401(k) Plan in 2009 and for the three and six months ended June 30, 2010.

13.      DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments at June 30, 2010 and December 31, 2009.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, marketable securities, receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of June 30, 2010 and December 31, 2009.

The fair value of the Company’s long-term debt, consisting of senior unsecured notes, an unsecured revolving credit facility and mortgages, loans payable and other obligations aggregate approximately $2.3 billion and $2.4 billion as compared to the book value of approximately $2.2 billion and $2.3 billion as of June 30, 2010 and December 31, 2009, respectively.  The fair value of the Company’s long-term debt is estimated on a level 2 basis (as provided by ASC 820, Fair Value Measurements and Disclosures), using a discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities.  The fair value of the mortgage debt and the unsecured notes was determined by discounting the future contractual interest and principal payments by a market rate.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2010 and December 31, 2009.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2010 and current estimates of fair value may differ significantly from the amounts presented herein.

14.      COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS
Harborside Financial Center
Pursuant to agreements with the City of Jersey City, New Jersey, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties located in Jersey City, as follows:

The Harborside Plaza 4-A agreement, which commenced in 2000, is for a term of 20 years.  The PILOT is equal to two percent of Total Project costs, as defined, and increases by 10 percent in years 7, 10 and 13 and by 50 percent in year 16.  Total Project costs, as defined, are $45.5 million.  The PILOT totaled $275,000 and $250,000 for the three months ended June 30, 2010 and 2009, respectively, and $550,000 and $500,000 for the six months ended June 30, 2010 and 2009, respectively.

The Harborside Plaza 5 agreement, as amended, which commenced in 2002 upon substantial completion of the property, as defined, is for a term of 20 years.  The PILOT is equal to two percent of Total Project Costs.  Total Project Costs, as defined, are $159.6 million.  The PILOT totaled $798,000 and $798,000 for the three months ended June 30, 2010 and 2009, respectively, and $1.6 million and $1.6 million for the six months ended June 30, 2010 and 2009, respectively.

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

GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of June 30, 2010, are as follows: (dollars in thousands)

Year	Amount
July 1 through December 31, 2010	$ 229
2011	375
2012	367
2013	351
2014	367
2015 through 2084	17,060

Total	$18,749

Ground lease expense incurred by the Company during the three months ended June 30, 2010 and 2009 amounted to $127,000, and $178,000, respectively, and $286,000 and $369,000 for the six months ended June 30, 2010 and 2009, respectively.

OTHER
The Company may not dispose of or distribute certain of its properties, currently comprising seven properties with an aggregate net book value of approximately $133.9 million, which were originally contributed by certain unrelated common unitholders, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Corporation’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Corporation’s Board of Directors; David S. Mack, director of the Corporation; Earle I. Mack, a former director of the Corporation; and Mitchell E. Hersh, president, chief executive officer and director of the Corporation), the Robert Martin Group (which includes Robert F. Weinberg, director of the Corporation; Martin S. Berger, a former director of the Corporation; and Timothy M. Jones, former president of the Corporation), the Cali Group (which includes John R. Cali, director of the Corporation, and John J. Cali, a former director of the Corporation).  130 of the Company’s properties, with an aggregate net book value of approximately $1.8 billion, have lapsed restrictions and are subject to these conditions.

The Company had been obligated to acquire from an entity (the “Florham Entity”) whose beneficial owners include Stanley C. Gale and Mark Yeager, a former executive officer of the Corporation, a 50 percent interest in a venture which owns a developable land parcel in Florham Park, New Jersey (the “Florham Park Land”) for a maximum purchase price of up to $10.5 million. In the event the acquisition of the Florham Park Land did not close by May 9, 2010, subject to certain conditions, the Florham Entity would have been obligated to pay certain deferred costs and an additional $1 million to the Company at that time.  On May 10, 2010, the parties agreed that the Company would not be obligated to purchase the land and the total amount due to the Company was reduced to $840,000, of which $351,000 is due in May 2015.

Sanofi-Aventis U.S. Inc. (“Sanofi”), which occupies neighboring buildings in Bridgewater, New Jersey, exercised its option to cause the Company to construct a building on its vacant, developable land and has signed a lease for the building.  The lease has a term of fifteen years, subject to three five-year extension options.  The construction of the 205,000 square foot building commenced in 2009 and is expected to be delivered to the tenant in January 2011.  The total estimated costs of the project are expected to be approximately $50.9 million (of which the Company has incurred $30.8 million through June 30, 2010.)

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

Future minimum rentals to be received under non-cancelable operating leases at June 30, 2010 are as follows (dollars in thousands):

Year	Amount
July 1 through December 31, 2010	$ 295,457
2011	563,649
2012	504,649
2013	424,597
2014	354,866
2015 and thereafter	1,185,781

Total	$3,328,999

16.	SEGMENT REPORTING

The Company operates in two business segments: (i) real estate and (ii) construction services.  The Company provides leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio.  In May 2006, in conjunction with the Company’s acquisition of the Gale Company and related businesses, the Company acquired a business specializing solely in construction and related services whose operations comprise the Company’s construction services segment.  The Company had no revenues from foreign countries recorded for the three and six months ended June 30, 2010 and 2009.  The Company had no long lived assets in foreign locations as of June 30, 2010 and December 31, 2009.  The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties in the real estate segment and net operating income from its construction services segment.

Selected results of operations for the three and six months ended June 30, 2010 and 2009 and selected asset information as of June 30, 2010 and December 31, 2009 regarding the Company’s operating segments are as follows (dollars in thousands):

		Construction	Corporate	Total
	Real Estate	Services	& Other (d)	Company
Total revenues:
Three months ended:
June 30, 2010	$179,848	$22,518	$ 419	$202,785
June 30, 2009	182,316	5,988	(481)	187,823
Six months ended:
June 30, 2010	$370,808	$33,440	$(6,880)	$397,368
June 30, 2009	363,008	17,504	(7,403)	373,109

Total operating and interest expenses(a):
Three months ended:
June 30, 2010	$ 68,716	$22,142	$46,922	$137,780	(e)
June 30, 2009	65,095	5,811	42,927	113,833	(f)
Six months ended:
June 30, 2010	$130,308	$33,095	$102,802	$266,205	(g)
June 30, 2009	129,464	17,472	84,579	231,515	(h)

Equity in earnings (loss) of unconsolidated
joint ventures:
Three months ended:
June 30, 2010	$ 260	--	--	$ 260
June 30, 2009	1,442	--	$(3,364)	(1,922)
Six months ended:
June 30, 2010	$ (262)	--	--	$ (262)
June 30, 2009	(3,386)	--	$(3,650)	(7,036)

Net operating income (b):
Three months ended:
June 30, 2010	$111,392	$ 376	$(46,503)	$ 65,265	(e)
June 30, 2009	118,663	177	(46,772)	72,068	(f)
Six months ended:
June 30, 2010	$240,238	$ 345	$(109,682)	$130,901	(g)
June 30, 2009	230,158	32	(95,632)	134,558	(h)

Total assets:
June 30, 2010	$4,441,454	$25,329	$50,887	$4,517,670
December 31, 2009	4,512,974	12,015	196,648	4,721,637

Total long-lived assets (c):
June 30, 2010	$4,128,881	--	$ 48	$4,128,929
December 31, 2009	4,189,276	--	(1,142)	4,188,134

(a)Total operating and interest expenses represent the sum of: real estate taxes; utilities; operating services; direct construction costs; general and administrative and interest expense (net of interest and other investment income).  All interest expense, net of interest income, (including for property-level mortgages) is excluded from segment amounts and classified in Corporate & Other for all periods.

(b)Net operating income represents total revenues less total operating and interest expenses [as defined in Note (a)], plus equity in earnings (loss) of unconsolidated joint ventures, for the period.
(c)Long-lived assets are comprised of net investment in rental property, unbilled rents receivable and investments in unconsolidated joint ventures.
(d)Corporate & Other represents all corporate-level items (including interest and other investment income, interest expense and non-property general and administrative expense) as well as intercompany eliminations necessary to reconcile to consolidated Company totals.

(e)Excludes $47,474 of depreciation and amortization.
(f)Excludes $49,240 of depreciation and amortization.
(g)Excludes $95,964 of depreciation and amortization.
(h) Excludes $97,083 of depreciation and amortization

17.	IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

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

Executive Overview

Mack-Cali Realty Corporation together with its subsidiaries, (the “Corporation” or the “General Partner”) is one of the largest real estate investment trusts (REITs) in the United States.  Mack-Cali Realty, L.P. (“the Company”) has been involved in all aspects of commercial real estate development, management and ownership for over 50 years and the Corporation has been a publicly-traded REIT since 1994.  The Company owns or has interests in 287 properties (collectively, the “Properties”), primarily class A office and office/flex buildings, totaling approximately 32.9 million square feet, leased to approximately 2,100 tenants.  The Properties are located primarily in suburban markets of the Northeast, some with adjacent, Company-controlled developable land sites able to accommodate up to 12.5 million square feet of additional commercial space.

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

The Company’s core markets continue to be weak.  The percentage leased in the Company’s consolidated portfolio of stabilized operating properties was 88.9 percent at June 30, 2010 as compared to 88.8 percent at March 31, 2010 and 90.6 percent at June 30, 2009.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.  Leases that expired as of June 30, 2010, March 31, 2010 and June 30, 2009 aggregate 154,534, 53,057 and 81,451 square feet, respectively, or 0.5, 0.2 and 0.3 percentage of the net rentable square footage, respectively.  Rental rates on the Company’s space that was re-leased (based on first rents payable) during the three months ended June 30, 2010 decreased an average of 11.2 percent compared to rates that were in effect under the prior leases, as compared to a 7.3 percent decrease for the three months ended June 30, 2009.  The Company believes that vacancy rates may continue to increase in some of its markets through 2010 and possibly beyond.  As a result, the Company’s future earnings and cash flow may continue to be negatively impacted by current market conditions.

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

The remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand:

•	real estate transactions;
•	critical accounting policies and estimates;
•	results of operations for the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009;
•	liquidity and capital resources.

Real Estate Transactions

The Company's office property located at 105 Challenger Road in Ridgefield Park, New Jersey, aggregating 150,050 square feet, was collateral for a $19.5 million mortgage loan scheduled to mature on June 6, 2010.  The Company had recorded an impairment charge on the property of $16.6 million at December 31, 2009.   On June 1, 2010, the Company transferred the deed for 105 Challenger to the lender in satisfaction of its obligations.  As a result, the Company recorded a gain on the disposal of the office property of approximately $4.4 million.

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

Rental Property:
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Interest capitalized by the Company for the three months ended June 30, 2010 and 2009 was $0.4 million and $0.2 million, respectively, and $0.8 million and $0.8 million for the six months ended June 30, 2010 and 2009, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s rental properties may be impaired.  In addition to identifying any specific circumstances which may effect a property or properties, management considers other criteria for determining which properties may require assessment for potential impairment.  The criteria considered by management include reviewing low leased percentages, significant near-term lease expirations, recently acquired properties, current and historical operating and/or cash flow losses, near-term mortgage debt maturities or other factors that might impact the Company’s intent and ability to hold the property.  A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property.  The Company’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions.  These assumptions are generally based on management’s experience in its local real estate markets and the effects of current market conditions.  The assumptions are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property.  As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved, and actual losses or impairments may be realized in the future.

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

Accounting Standards Codification (“ASC”) 810, Consolidation, provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise, if any, should consolidate the VIEs (the “primary beneficiary”).  Generally, the consideration of whether an entity is a VIE applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.

On January 1, 2010, the Company adopted the updated provisions of ASC 810, pursuant to FASB No. 167, which amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  Additionally, FASB No. 167 amends FIN 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both.  FASB No. 167 amends certain guidance in Interpretation 46(R) for determining whether an entity is a variable interest entity.  Also, FASB No. 167 amends FIN 46(R) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  The enhanced disclosures are required for any enterprise that holds a variable interest in a variable interest entity.  The adoption of this guidance did not have a material impact to the Financial Statements.  See Note 4: Investments in Unconsolidated Joint Ventures to the Financial Statements for disclosures regarding the Company’s unconsolidated joint ventures.

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

Results From Operations

The following comparisons for the three and six months ended June 30, 2010 (“2010”), as compared to the three and six months ended June 30, 2009 (“2009”), make reference to the following:  (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Company at March 31, 2009 (for the three-month period comparisons), and which represent all in-service properties owned by the Company at December 31, 2008 (for the six-month period comparisons), excluding properties sold or held for sale through June 30, 2010, and (ii) the effect of the “Acquired Properties,” which represent all properties acquired by the Company, commencing initial operations, or initially consolidated by the Company, from April 1, 2009 through June 30, 2010 (for the three-month period comparisons), and which represent all properties acquired by the Company commencing initial operations, or initially consolidated by the Company from January 1, 2009 through June 30, 2010 (for the six-month period comparisons).

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

	Three Months Ended
	June 30,		Dollar	Percent
(dollars in thousands)	2010	2009	Change	Change
Revenue from rental operations and other:
Base rents	$149,692	$152,891	$(3,199)	(2.1)%
Escalations and recoveries from tenants	25,837	24,623	1,214	4.9
Other income	3,230	3,399	(169)	(5.0)
Total revenues from rental operations	178,759	180,913	(2,154)	(1.2)

Property expenses:
Real estate taxes	25,912	23,293	2,619	11.2
Utilities	16,409	15,956	453	2.8
Operating services	28,073	26,619	1,454	5.5
Total property expenses	70,394	65,868	4,526	6.9

Non-property revenues:
Construction services	22,357	4,794	17,563	366.4
Real estate services	1,669	2,116	(447)	(21.1)
Total non-property revenues	24,026	6,910	17,116	247.7

Non-property expenses:
Direct construction costs	21,411	4,296	17,115	398.4
General and administrative	8,658	10,651	(1,993)	(18.7)
Depreciation and amortization	47,474	49,240	(1,766)	(3.6)
Total non-property expenses	77,543	64,187	13,356	20.8
Operating income	54,848	57,768	(2,920)	(5.1)
Other (expense) income:
Interest expense	(37,335)	(33,205)	(4,130)	(12.4)
Interest and other investment income	18	187	(169)	(90.4)
Equity in earnings (loss) of unconsolidated joint ventures	260	(1,922)	2,182	113.5
Gain on reduction of other obligations	--	1,693	(1,693)	(100.0)
Total other (expense) income	(37,057)	(33,247)	(3,810)	(11.5)

Income from continuing operations	17,791	24,521	(6,730)	(27.4)
Discontinued Operations:
Income from discontinued operations	11	104	(93)	(89.4)
Realized gains (losses) and unrealized losses
on disposition of rental property, net	4,447	--	4,447	--
Total discontinued operations, net	4,458	104	4,354	4,186.5
Net income	22,249	24,625	(2,376)	(9.6)
Noncontrolling interest in consolidated joint ventures	86	135	(49)	(36.3)
Preferred unit distributions	(500)	(500)	--	--
Net income available to common unitholders	$21,835	$24,260	$(2,425)	(10.0)%

The following is a summary of the changes in revenue from rental operations and other, and property expenses divided into Same-Store Properties and Acquired Properties:

	Total		Same-Store		Acquired
	Company		Properties		Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change
Revenue from rental operations
and other:
Base rents	$(3,199)	(2.1)%	$(5,364)	(3.5)%	$2,165	1.4%
Escalations and recoveries
from tenants	1,214	4.9	1,017	4.1	197	0.8
Other income	(169)	(5.0)	(166)	(4.9)	(3)	(0.1)
Total	$(2,154)	(1.2)%	$(4,513)	(2.5)%	$2,359	1.3%

Property expenses:
Real estate taxes	$2,619	11.2%	$2,299	9.9%	$320	1.3%
Utilities	453	2.8	357	2.2	96	0.6
Operating services	1,454	5.5	919	3.5	535	2.0
Total	$4,526	6.9%	$3,575	5.4%	$951	1.5%

OTHER DATA:
Number of Consolidated Properties
(excluding properties held for sale):	267		255		12
Square feet (in thousands)	30,796		29,345		1,451

Base rents for the Same-Store Properties decreased $5.4 million, or 3.5 percent, for 2010 as compared to 2009 due primarily to decreased occupancy and rental rates.  Escalations and recoveries from tenants for the Same-Store Properties increased $1.0 million, or 4.1 percent, for 2010 over 2009, due primarily to higher real estate taxes and utility expenses in 2010, as compared to 2009.  Other income for the Same-Store Properties decreased $0.2 million, or 4.9 percent, for 2010 as compared to 2009, due primarily to a decrease in lease breakage fees in 2010.

Real estate taxes on the Same-Store Properties increased $2.3 million, or 9.9 percent, for 2010 as compared to 2009, due primarily to increased tax rates in 2010.  Utilities for the Same-Store Properties increased $0.4 million, or 2.2 percent, for 2010 as compared to 2009, due primarily to higher rates in 2010 as compared to 2009.  Operating services for the Same-Store Properties increased $0.9 million, or 3.5 percent due primarily to increases in maintenance costs for 2010 as compared to 2009.

Construction services revenue increased $17.6 million, or 366.4 percent, in 2010 as compared to 2009, due to increased construction contracts in late 2009 and 2010.  Real estate services revenue decreased by $0.4 million, or 21.1 percent, for 2010 as compared to 2009, due primarily to decreases in commissions income of $0.2 million, and management fees and related salary reimbursements of $0.2 million for 2010 as compared to 2009.

Direct construction costs increased $17.1 million, or 398.4 percent, in 2010 as compared to 2009, due primarily to increased construction contracts in late 2009 and 2010.  General and administrative expense decreased $2.0 million, or 18.7 percent, for 2010 as compared to 2009, which was due primarily to a decrease in professional fees and salaries and related expenses in 2010.

Depreciation and amortization decreased by $1.8 million, or 3.6 percent, for 2010 over 2009.  This decrease was due primarily to assets becoming fully depreciated in 2010.

Interest expense increased $4.1 million or 12.4 percent for 2010 as compared to 2009.  This increase was due primarily as a result of higher average debt balances and interest rates in 2010 as compared to 2009.

Interest and other investment income decreased $0.2 million, or 90.4 percent, for 2010 as compared to 2009.  This decrease was due primarily to the repayment of a note receivable in late 2009.

Equity in earnings (loss) of unconsolidated joint ventures increased $2.2 million, or 113.5 percent, for 2010 as compared to 2009, due primarily to a decreased loss of $2.7 million in the Boston-Downtown Crossing venture, partially offset by decreased income of $0.6 million in the Harborside South Pier venture in 2010 as compared to 2009.

Income from continuing operations decreased to approximately $17.8 million in 2010 from $24.5 million in 2009.  The decrease of $6.7 million was due to the factors discussed above.

Net income available to common unitholders decreased by $2.5 million, from approximately $24.3 million in 2009 to $21.8 million in 2010.  This decrease was the result of a decrease in income from continuing operations of $6.7 million for 2010 as compared to 2009, a decrease in income from discontinued operations of $0.1 million, and a decrease in noncontrolling interest in consolidated joint ventures of $0.1 million.  These were partially offset by a realized gain on disposition of rental property of $4.4 million in 2010 as compared to 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

	Six Months Ended
	June 30,		Dollar	Percent
(dollars in thousands)	2010	2009	Change	Change
Revenue from rental operations and other:
Base rents	$302,385	$301,022	$1,363	0.5%
Escalations and recoveries from tenants	51,956	52,390	(434)	(0.8)
Other income	6,162	6,350	(188)	(3.0)
Total revenues from rental operations	360,503	359,762	741	0.2

Property expenses:
Real estate taxes	48,073	46,565	1,508	3.2
Utilities	36,235	36,653	(418)	(1.1)
Operating services	56,754	54,261	2,493	4.6
Total property expenses	141,062	137,479	3,583	2.6

Non-property revenues:
Construction services	33,219	8,705	24,514	281.6
Real estate services	3,646	4,642	(996)	(21.5)
Total non-property revenues	36,865	13,347	23,518	176.2

Non-property expenses:
Direct construction costs	31,704	8,010	23,694	295.8
General and administrative	17,072	20,708	(3,636)	(17.6)
Depreciation and amortization	95,964	97,083	(1,119)	(1.2)
Total non-property expenses	144,740	125,801	18,939	15.1
Operating income	111,566	109,829	1,737	1.6
Other (expense) income:
Interest expense	(76,406)	(65,701)	(10,705)	(16.3)
Interest and other investment income	39	383	(344)	(89.8)
Equity in earnings (loss) of unconsolidated joint ventures	(262)	(7,036)	6,774	96.3
Gain on reduction of other obligations	--	1,693	(1,693)	(100.0)
Total other (expense) income	(76,629)	(70,661)	(5,968)	(8.4)

Income from continuing operations	34,937	39,168	(4,231)	(10.8)
Discontinued Operations:
Income from discontinued operations	242	54	188	348.1
Realized gains (losses) and unrealized losses
on disposition of rental property, net	4,447	--	4,447	--
Total discontinued operations, net	4,689	54	4,635	8,583.3
Net income	39,626	39,222	404	1.0
Noncontrolling interest in consolidated joint ventures	173	767	(594)	(77.4)
Preferred unit distributions	(1,000)	(1,000)	--	--
Net income available to common unitholders	$38,799	$38,989	$(190)	(0.5)%

The following is a summary of the changes in revenue from rental operations and other, and property expenses divided into Same-Store Properties and Acquired Properties:

	Total		Same-Store		Acquired
	Company		Properties		Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change
Revenue from rental operations
and other:
Base rents	$1,363	0.5%	$(9,407)	(3.1)%	$10,770	3.6%
Escalations and recoveries
from tenants	(434)	(0.8)	(1,566)	(3.0)	1,132	2.2
Other income	(188)	(3.0)	(190)	(3.0)	2	--
Total	$741	0.2%	$(11,163)	(3.1)%	$11,904	3.3%

Property expenses:
Real estate taxes	$1,508	3.2%	$(140)	(0.3)%	$1,648	3.5%
Utilities	(418)	(1.1)	(1,085)	(3.0)	667	1.9
Operating services	2,493	4.6	333	0.6	2,160	4.0
Total	$3,583	2.6%	$(892)	(0.6)%	$4,475	3.2%

OTHER DATA:
Number of Consolidated Properties
(excluding properties held for sale):	267		254		13
Square feet (in thousands)	30,796		29,095		1,701

Base rents for the Same-Store Properties decreased $9.4 million, or 3.1 percent, for 2010 as compared to 2009 due primarily to decreased occupancy and rental rates.  Escalations and recoveries from tenants for the Same-Store Properties decreased $1.6 million, or 3.0 percent, for 2010 over 2009, due primarily to lower real estate taxes and utility expenses in 2010, as compared to 2009.  Other income for the Same-Store Properties decreased $0.2 million, or 3.0 percent, for 2010 as compared to 2009 due primarily to a decrease in lease breakage fees in 2010 as compared to 2009.

Real estate taxes on the Same-Store Properties decreased $0.1 million, or 0.3 percent, for 2010 as compared to 2009, due primarily to refunds on tax appeals received in 2010 for certain properties, partially offset by higher rates in 2010 as compared to 2009.  Utilities for the Same-Store Properties decreased $1.1 million, or 3.0 percent, for 2010 as compared to 2009, due primarily to lower usage in 2010 as compared to 2009.  Operating services for the Same-Store Properties increased $0.3 million, or 0.6 percent, due primarily to an increase in snow removal costs for 2010 as compared to 2009.

Construction services revenue increased $24.5 million, or 281.6 percent, in 2010 as compared to 2009, due to increased construction contracts in late 2009 and 2010.  Real estate services revenue decreased by $1.0 million, or 21.5 percent, for 2010 as compared to 2009, due primarily to decreases in management fee income of $0.5 million, and salary reimbursements of $0.4 million for 2010 as compared to 2009.

Direct construction costs increased $23.7 million, or 295.8 percent, in 2010 as compared to 2009, due primarily to increased construction contracts in late 2009 and 2010.  General and administrative expense decreased $3.6 million, or 17.6 percent, for 2010 as compared to 2009, which was due primarily to a decrease in professional fees and salaries and related expenses in 2010.

Depreciation and amortization decreased by $1.1 million, or 1.2 percent, for 2010 over 2009.  This decrease was due primarily to assets becoming fully depreciated in 2010.

Interest expense increased $10.7 million or 16.3 percent for 2010 as compared to 2009.  This increase was due primarily as a result of higher average debt balances and interest rates in 2010 as compared to 2009.

Interest and other investment income decreased $0.3 million, or 89.8 percent, for 2010 as compared to 2009.  This decrease was due primarily to the repayment of a note receivable in late 2009.

Equity in earnings (loss) of unconsolidated joint ventures increased $6.8 million, or 96.3 percent, for 2010 as compared to 2009, due primarily to a loss in 2009 of $4.4 million in the Route 93 Portfolio venture and a decreased loss of $3.8 million in the Boston-Downtown Crossing venture for 2010 as compared to 2009.

Income from continuing operations decreased to approximately $35.0 million in 2010 from $39.2 million in 2009.  The decrease of approximately $4.2 million was due to the factors discussed above.

Net income available to common unitholders decreased by approximately $0.2 million, from $39.0 million in 2009 to $38.8 million in 2010.  This decrease was the result of a decrease in income from continuing operations of $4.2 million and a decrease in noncontrolling interest in consolidated joint ventures of $0.6 million for 2010 as compared to 2009.  These were partially offset by a realized gain on disposition of rental property of $4.4 million in 2010 and an increase in income from discontinued operations of $0.2 million for 2010 as compared to 2009.

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

The Company expects to meet its short-term liquidity requirements generally through its working capital, net cash provided by operating activities and from its revolving credit facility.  The Company frequently examines potential property acquisitions and development projects and, at any given time, one or more of such acquisitions or development projects may be under consideration.  Accordingly, the ability to fund property acquisitions and development projects is a major part of the Company’s financing requirements.  The Company expects to meet its financing requirements through funds generated from operating activities, proceeds from property sales, long-term and short-term borrowings (including draws on the Company’s revolving credit facility) and the issuance of additional debt by the Company and/or equity securities by the Corporation.

If current economic conditions persist or deteriorate, the Company may experience increases in past due accounts, defaults, lower occupancy rates and reduced effective rents.  This condition would negatively affect the Company’s future net income and cash flows and could have a material adverse effect on the Company’s financial condition.

Construction Projects and Other:
Sanofi-Aventis U.S. Inc. (“Sanofi”), which occupies neighboring buildings in Bridgewater, New Jersey, exercised its option to cause the Company to construct a building on its vacant, developable land and has signed a lease for the building.  The lease has a term of fifteen years, subject to three five-year extension options.  The construction of the 205,000 square foot building commenced in 2009 and is expected to be delivered to the tenant in January 2011.  The total estimated costs of the project are expected to be approximately $50.9 million (of which the Company has incurred $30.8 million through June 30, 2010.)

The Company had been obligated to acquire from an entity (the “Florham Entity”) whose beneficial owners include Stanley C. Gale and Mark Yeager, a former executive officer of the Corporation, a 50 percent interest in a venture which owns a developable land parcel in Florham Park, New Jersey (the “Florham Park Land”) for a maximum purchase price of up to $10.5 million. In the event the acquisition of the Florham Park Land did not close by May 9, 2010, subject to certain conditions, the Florham Entity had been obligated to pay certain deferred costs and an additional $1 million to the Company at that time.  On May 10, 2010, the parties agreed that the Company would not be obligated to purchase the land and the total amount due to the Company was reduced to $840,000, of which $351,000 is due in May 2015.

REIT Restrictions:
To maintain its qualification as a REIT under the Code, the Corporation must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains.  Moreover, the Corporation intends to continue to make regular quarterly distributions to its common stockholders.  Based upon the most recently paid quarterly common stock dividend of $0.45 per common share, in the aggregate, such distributions would equal approximately $142.9 million on an annualized basis.  However, any such distribution, whether for federal income tax purposes or otherwise, would be paid out of (a) available cash, including borrowings and other sources, after meeting operating requirements, preferred stock dividends and distributions, and scheduled debt service on the Company’s debt, and (b) for distributions declared on or before December 31, 2012 with respect to a taxable year ending on or before December 31, 2011, the Corporation’s stock, as permitted pursuant to Internal Revenue Service Revenue Procedure 2010-12, 2010-3 I.R.B. Under this Revenue Procedure, the Corporation is permitted to make taxable distributions of its stock (in lieu of cash) if (x) any such distribution is declared on or before December 31, 2012 with respect to a taxable year ending on or before December 31, 2011, and (y) each of its stockholders is permitted to elect to receive its entire entitlement under such declaration in either cash or shares of equivalent value subject to a limitation in the amount of cash to be distributed in the aggregate; provided that (i) the amount of cash that is set aside for distribution is not less than 10 percent of the aggregate distribution so declared, and (ii) if too many of its stockholders elect to receive cash, a pro rata amount of cash will be distributed to each such stockholder electing to receive cash, but in no event will any such stockholder receive less than its entire entitlement under such declaration.

Property Lock-Ups:
The Company may not dispose of or distribute certain of its properties, currently comprising seven properties with an aggregate net book value of approximately $133.9 million, which were originally contributed by certain unrelated common unitholders of the Company, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Corporation’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Corporation’s Board of Directors; David S. Mack, director of the Corporation; Earle I. Mack, a former director of the Corporation; and Mitchell E. Hersh, president, chief executive officer and director of the Corporation), the Robert Martin Group (which includes Robert F. Weinberg, director of the Corporation; Martin S. Berger, a former director of the Corporation; and Timothy M. Jones, former president of the Corporation), the Cali Group (which includes John R. Cali, director of the Corporation, and John J. Cali, a former director of the Corporation).  As of June 30, 2010, 130 of the Company’s properties, with an aggregate net book value of approximately $1.8 billion, have lapsed restrictions and are subject to these conditions.

Unencumbered Properties:
As of June 30, 2010, the Company had 236 unencumbered properties, totaling 24.3 million square feet, representing 79.0 percent of the Company’s total portfolio on a square footage basis.

Cash Flows

Cash and cash equivalents decreased by $150.0 million to $141.0 million at June 30, 2010, compared to $291.0 million at December 31, 2009.  This decrease is comprised of the following net cash flow items:

1)	$120.6 million provided by operating activities.

2)	$30.9 million used in investing activities, consisting primarily of the following:

(a)	$30.2 million used for additions to rental property; plus
(b)	$0.7 million used for investments in unconsolidated joint ventures.

3)	$239.7 million used in financing activities, consisting primarily of the following:

(a)	$84.2 million used for payments of dividends and distributions; plus
(b)	$150.0 million used for the repayments of senior unsecured notes; plus
(c)	$4.0 million used for repayments of mortgages, loans payable and other obligations; plus
(d)	$2.0 million for payment of financing costs; minus
(e)	$0.5 million from proceeds received from stock options exercised.

Debt Financing

Summary of Debt:
The following is a breakdown of the Company’s debt consisting of all fixed rate financing as of June 30, 2010:

	Balance		Weighted Average	Weighted Average Maturity
	($000’s)	% of Total	Interest Rate (a)	in Years
Fixed Rate Unsecured Debt	$1,432,944	66.13%	6.49%	4.00
Fixed Rate Secured Debt	733,874	33.87%	7.43%	7.05

Totals/Weighted Average:	$2,166,818	100.00%	6.81%	5.03

(a)      No variable-rate borrowings were outstanding as of June 30, 2010.

Debt Maturities:
Scheduled principal payments and related weighted average annual interest rates for the Company’s debt as of June 30, 2010 are as follows:

	Scheduled	Principal		Weighted Avg.
	Amortization	Maturities	Total	Interest Rate of
Period	($000’s)	($000’s)	($000’s)	Future Repayments (a)
July l – December 31, 2010	$ 4,177	$ 15,000	$ 19,177	7.87%
2011	9,217	300,000	309,217	7.92%
2012	10,687	210,148	220,835	6.21%
2013	11,320	145,223	156,543	5.39%
2014	10,473	335,257	345,730	6.82%
Thereafter	44,766	1,102,532	1,147,298	6.91%
Sub-total	90,640	2,108,160	2,198,800
Adjustment for unamortized debt
discount/premium, net, as of
June 30, 2010	(31,982)	--	(31,982)

Totals/Weighted Average	$58,658	$2,108,160	$2,166,818	6.81%

(a) No variable rate borrowings were outstanding as of June 30, 2010.

Senior Unsecured Notes:
The terms of the Company’s senior unsecured notes (which totaled approximately $1.4 billion as of June 30, 2010) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

Unsecured Revolving Credit Facility:
The Company has an unsecured revolving credit facility with a borrowing capacity of $775 million (expandable to $800 million). The interest rate on outstanding borrowings (not electing the Company’s competitive bid feature) is LIBOR plus 55 basis points at the BBB/Baa2 pricing level.  In June 2010, the Company exercised its option to extend the credit facility for one year to June 2012 and paid the $1,162,500 extension fee.  As of July 26, 2010, the Company had no outstanding borrowings under its unsecured revolving credit facility.

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

Money Market Loan:
The Company entered into an agreement with JPMorgan Chase Bank to participate in a noncommitted money market loan program (“Money Market Loan”).  The Money Market Loan is an unsecured borrowing of up to $75 million arranged by JPMorgan Chase Bank (“the lender”) with maturities of 30 days or less.  The rate of interest on the Money Market Loan borrowing is set at the time of each borrowing.  As of June 30, 2010, the Company had no outstanding borrowings under its Money Market Loan program.

Mortgages, Loans Payable and Other Obligations:
The Company has mortgages, loans payable and other obligations which consist of various loans collateralized by certain of the Company’s rental properties.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

On January 15, 2010, the Company refinanced its $150 million secured loan with The Prudential Insurance Company of America.  The new loan also includes VPCM, LLC, a wholly-owned subsidiary of the Virginia Retirement System, as co-lender.  The mortgage loan, which is collateralized by seven properties, is for a seven-year term at an effective interest rate of 6.33 percent.

Debt Strategy:
The Company does not intend to reserve funds to retire the Company’s senior unsecured notes or its mortgages, loans payable and other obligations upon maturity.  Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates.  If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility.  As of July 26, 2010, the Company had no outstanding borrowings under its $775 million unsecured revolving credit facility and under the Money Market Loan.  The Company is reviewing various refinancing options, including the purchase of its senior unsecured notes in privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt, common and preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during 2010.  The Company currently anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs in the short term.  However, if these sources of funds are insufficient or unavailable, due to current economic conditions or otherwise, the Corporation’s ability to make the expected distributions discussed in “REIT Restrictions” above may be adversely affected.

Equity Financing and Registration Statements

Common Equity:
The following table presents the changes in the Corporation’s issued and outstanding shares of Common Stock and the Company’s common units for the six months ended June 30, 2010:

	Common	Common
	Stock	Units	Total
Outstanding at January 1, 2010	78,969,752	13,495,036	92,464,788
Stock options exercised	18,448	--	18,448
Common units redeemed for Common Stock	395,130	(395,130)	--
Shares issued under Dividend Reinvestment
and Stock Purchase Plan	2,594	--	2,594
Restricted shares issued, net of cancellations	12,722	--	12,722

Outstanding at June 30, 2010	79,398,646	13,099,906	92,498,552

Share Repurchase Program:
The Corporation has a share repurchase program which was authorized by its Board of Directors in September 2007 to purchase up to $150 million of the Corporation’s outstanding common stock (“Repurchase Program”), which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions. As of June 30, 2010, the Corporation has a remaining authorization under the Repurchase Program of $46 million. Concurrent with any repurchases of common stock by the Corporation, the Corporation sells to the Company an equal number of common units.

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

Shelf Registration Statements:
The Corporation has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the Corporation, under which $287.5 million of securities have been sold through July 26, 2010 and $1.7 billion remains available for future issuances.

The Corporation and the Company also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the Corporation and debt securities of the Company, under which $250 million of securities have been sold as of July 26, 2010 and $2.25 billion remains available for future issuances.

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

Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt (principal and interest), PILOT agreements, ground lease and other agreements as of June 30, 2010:

	Payments Due by Period
		Less than 1	1 – 3	4 – 5	6 – 10	After 10
(dollars in thousands)	Total	Year	Years	Years	Years	Years
Senior unsecured notes	$1,851,258	$404,957	$445,088	$452,425	$548,788	--
Mortgages, loans payable
and other obligations	1,077,242	58,063	151,660	223,726	623,524	$20,269
Payments in lieu of taxes
(PILOT)	55,376	4,294	13,046	9,110	24,137	4,789
Ground lease payments	18,749	416	1,089	740	1,267	15,237
Total	$3,002,625	$467,730	$610,883	$686,001	$1,197,716	$40,295

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

All of the Company’s long-term debt as of June 30, 2010 bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates.  The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed-rate debt.

June 30, 2010
Debt,
including current portion ($’s in thousands)	7/1/10- 12/31/10	2011	2012	2013	2014	Thereafter	Sub-total	Other (a)	Total	Fair Value

Fixed Rate	$19,177	$309,217	$220,835	$156,543	$345,730	$1,147,298	$2,198,800	$(31,982)	$2,166,818	$2,278,211
Average Interest Rate	7.87%	7.92%	6.21%	5.39%	6.82%	6.91%			6.81%

(a)         Adjustment for unamortized debt discount/premium, net, as of June 30, 2010.

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

None.

MACK-CALI REALTY, L.P.

Part II – Other Information (continued)

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

(a)              COMMON STOCK
During the three months ended June 30, 2010, the Corporation issued 205,200 shares of common stock to holders of common units in the Company upon the redemption of such common units in private offerings pursuant to Section 4(2) of the Securities Act.  The holders of the common units were limited partners of the Company and accredited investors under Rule 501 of the Securities Act.  The common units were converted into an equal number of shares of common stock.  The Corporation has registered the resale of such shares under the Securities Act.

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

Mack-Cali Realty, L.P.
(Registrant)
	By:	Mack-Cali Realty Corporation
its General Partner

Date: July 28, 2010	By:	/s/ Mitchell E. Hersh
Mitchell E. Hersh
President and
Chief Executive Officer
(principal executive officer)

Date: July 28, 2010	By:	/s/ Barry Lefkowitz
Barry Lefkowitz
Executive Vice President and
Chief Financial Officer
(principal accounting officer and principal financial officer)

MACK-CALI REALTY, L.P.

EXHIBIT INDEX

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

101.1*
The following financial statements from Mack Cali Realty, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statement of Changes in Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text.

*filed herewith