Form 10-K/A
period 2010-12-31
MACK CALI REALTY L P
filed 2011-02-14
CIK 1067063

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ___ No X

LOCATION OF EXHIBIT INDEX:  The index of exhibits is contained herein on page number 53.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “10-K”) to correct the signature line of the report of PricewaterhouseCoopers LLP set forth on page 66 of the 10-K (the “Report”).  The Report had been signed by PricewaterhouseCoopers LLP, but the conformed signature line was inadvertently omitted from the Report when the 10-K was filed.

This Amendment No. 1 to the 10-K amends Part II, Item 8 of the 10-K with respect to the financial statements listed in Part IV, Item 15(a)(1) and Item 15(a)(2)(i) of the 10-K to file the Report with the conformed signature of PricewaterhouseCoopers LLP together with our financial statements previously filed with the 10-K.  Other than adding the conformed signature line to the Report, we have made no other changes to Item 8 with respect to the financial statements listed in Item 15(a)(1) and Item 15(a)(2)(i).

Except as described above, this Amendment No. 1 to the 10-K does not amend any other information set forth in the 10-K, and we have not updated disclosures contained therein to reflect any events that may have occurred at a date subsequent to the date of the 10-K.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Mack-Cali Realty, L.P
(Registrant)
By: Mack-Cali Realty Corporation
its General Partner

Date: February 11, 2011	/s/ Barry Lefkowitz
Barry Lefkowitz
Executive Vice President and
Chief Financial Officer
(principal accounting officer and principal financial officer)

MACK-CALI REALTY, L.P.

EXHIBIT INDEX

Exhibit Number	Exhibit Title
31.1	Certification of Mack-Cali Realty Corporation’s President and Chief Executive Officer, Mitchell E. Hersh, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mack-Cali Realty Corporation’s Chief Financial Officer, Barry Lefkowitz, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Mack-Cali Realty Corporation’s President and Chief Executive Officer, Mitchell E. Hersh, and the Company’s Chief Financial Officer, Barry Lefkowitz, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.