Form 10-Q
period 2011-06-30
MACK CALI REALTY L P
filed 2011-07-28
CIK 1067063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

MACK-CALI REALTY, L.P.

FORM 10-Q

INDEX

Part I	Financial Information		Page

	Item 1.	Financial Statements (unaudited):

		Consolidated Balance Sheets as of June 30, 2011
		and December 31, 2010	4

		Consolidated Statements of Operations for the three and six months
		ended June 30, 2011 and 2010	5

		Consolidated Statement of Changes in Equity for the six months
		ended June 30, 2011	6

		Consolidated Statements of Cash Flows for the six months
		ended June 30, 2011 and 2010	7

		Notes to Consolidated Financial Statements	8-36

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	37-53

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53

	Item 4.	Controls and Procedures	53

Part II	Other Information

	Item 1.	Legal Proceedings	54

	Item 1A.	Risk Factors	54

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54

	Item 3.	Defaults Upon Senior Securities	54

	Item 4.	(Removed and Reserved)	54

	Item 5.	Other Information	54

	Item 6.	Exhibits	54

Signatures			55

Exhibit Index			56-70

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

The results of operations for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts) (unaudited)

	June 30,	December 31,
ASSETS	2011	2010
Rental property
Land and leasehold interests	$771,980	$771,960
Buildings and improvements	3,982,156	3,970,177
Tenant improvements	472,907	470,098
Furniture, fixtures and equipment	4,260	4,485
	5,231,303	5,216,720
Less – accumulated depreciation and amortization	(1,329,421)	(1,278,985)
Net investment in rental property	3,901,882	3,937,735
Cash and cash equivalents	18,094	21,851
Investments in unconsolidated joint ventures	32,673	34,220
Unbilled rents receivable, net	130,999	126,917
Deferred charges and other assets, net	213,606	212,038
Restricted cash	20,387	17,310
Accounts receivable, net of allowance for doubtful accounts
of $2,219 and $2,790	8,842	12,395

Total assets	$4,326,483	$4,362,466

LIABILITIES AND EQUITY
Senior unsecured notes	$1,118,859	$1,118,451
Revolving credit facility	9,000	228,000
Mortgages, loans payable and other obligations	741,393	743,043
Dividends and distributions payable	45,436	42,176
Accounts payable, accrued expenses and other liabilities	106,026	101,944
Rents received in advance and security deposits	55,550	57,877
Accrued interest payable	27,744	27,038
Total liabilities	2,104,008	2,318,529
Commitments and contingencies

Partners’ Capital:
General Partner, 10,000 and 10,000 preferred units outstanding	24,836	24,836
General Partner, 87,050,423 and 79,605,474 common units outstanding	1,857,163	1,667,450
Limited partners, 12,806,126 and 13,007,668 common units outstanding,	338,242	349,205
Total Mack-Cali Realty, L.P. partners’ capital	2,220,241	2,041,491

Noncontrolling interests in consolidated joint ventures	2,234	2,446

Total equity	2,222,475	2,043,937

Total liabilities and equity	$4,326,483	$4,362,466

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
REVENUES	2011	2010	2011	2010
Base rents	$149,652	$149,692	$299,075	$302,385
Escalations and recoveries from tenants	24,026	25,837	51,610	51,956
Construction services	2,826	22,357	6,625	33,219
Real estate services	1,151	1,669	2,383	3,646
Other income	3,452	3,230	7,744	6,162
Total revenues	181,107	202,785	367,437	397,368

EXPENSES
Real estate taxes	24,386	25,912	49,431	48,073
Utilities	16,887	16,409	36,992	36,235
Operating services	28,648	28,073	59,464	56,754
Direct construction costs	2,784	21,411	6,366	31,704
General and administrative	9,226	8,658	17,855	17,072
Depreciation and amortization	48,268	47,474	96,416	95,964
Total expenses	130,199	147,937	266,524	285,802
Operating income	50,908	54,848	100,913	111,566

OTHER (EXPENSE) INCOME
Interest expense	(31,363)	(37,335)	(62,702)	(76,406)
Interest and other investment income	10	18	20	39
Equity in earnings (loss) of unconsolidated joint ventures	736	260	635	(262)
Total other (expense) income	(30,617)	(37,057)	(62,047)	(76,629)
Income from continuing operations	20,291	17,791	38,866	34,937
Discontinued operations:
Income (loss) from discontinued operations	--	11	--	242
Realized gains (losses) and unrealized losses
on disposition of rental property, net	--	4,447	--	4,447
Total discontinued operations, net	--	4,458	--	4,689
Net income	20,291	22,249	38,866	39,626
Noncontrolling interest in consolidated joint ventures	102	86	212	173
Preferred unit distributions	(500)	(500)	(1,000)	(1,000)
Net income available to common unitholders	$19,893	$21,835	$38,078	$38,799

Basic earnings per common unit:
Income from continuing operations	$0.20	$0.19	$0.39	$0.37
Discontinued operations	--	0.05	--	0.05
Net income available to common unitholders	$0.20	$0.24	$0.39	$0.42

Diluted earnings per common unit:
Income from continuing operations	$0.20	$0.19	$0.39	$0.37
Discontinued operations	--	0.05	--	0.05
Net income available to common unitholders	$0.20	$0.24	$0.39	$0.42

Basic weighted average units outstanding	99,776	92,357	97,849	92,348

Diluted weighted average units outstanding	99,887	92,489	97,963	92,482

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands) (unaudited)

	General	General	Limited	General	General	Limited	Noncontrolling
	Partner	Partner	Partners	Partner	Partner	Partners	Interests in
	Preferred	Common	Common	Preferred	Common	Common	Consolidated	Total
	Units	Units	Units	Unitholders	Unitholders	Unitholders	Joint Ventures	Equity
Balance at January 1, 2011	10	79,605	13,008	$24,836	$1,667,450	$349,205	$2,446	$2,043,937
Net income	--	--	--	1,000	33,062	5,016	(212)	38,866
Distributions	--	--	--	(1,000)	(78,293)	(11,558)	--	(90,851)
General partner common unit offering	--	7,188	--	--	227,374	--	--	227,374
Redemption of limited partners common
units for shares of general partner
common units	--	202	(202)	--	4,421	(4,421)	--	--
Units issued under Dividend
Reinvestment and Stock Purchase Plan	--	3	--	--	92	--	--	92
Contributions – proceeds from stock
options exercised	--	53	--	--	1,463	--	--	1,463
Stock compensation	--	--	--	--	1,594	--	--	1,594
Balance at June 30, 2011	10	87,051	12,806	$24,836	$1,857,163	$338,242	$2,234	$2,222,475

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended
	June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2011	2010
Net income	$38,866	$39,626
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	96,152	95,283
Depreciation and amortization on discontinued operations	--	409
Amortization of stock compensation	1,594	1,444
Amortization of deferred financing costs and debt discount	1,168	1,376
Equity in (earnings) loss of unconsolidated joint venture, net	(635)	262
Realized gains on disposition of rental property	--	(4,447)
Distributions of cumulative earnings from unconsolidated
joint ventures	1,471	102
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(4,066)	(3,077)
Increase in deferred charges and other assets, net	(18,468)	(18,815)
Decrease (increase) in accounts receivable, net	3,554	(3,534)
Increase in accounts payable, accrued expenses
and other liabilities	5,749	17,434
Decrease in rents received in advance and security deposits	(2,327)	(3,906)
Increase (decrease) in accrued interest payable	706	(1,595)

Net cash provided by operating activities	$123,764	$120,562

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to rental property and related intangibles	$(43,252)	$(30,267)
Investment in unconsolidated joint ventures	(201)	(667)
Distributions in excess of cumulative earnings from
unconsolidated joint ventures	929	--
(Increase) decrease in restricted cash	(3,077)	8

Net cash used in investing activities	$(45,601)	$(30,926)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$139,000	--
Repayment of revolving credit facility	(358,000)	--
Repayment of senior unsecured notes	--	$(150,000)
Proceeds from offering of common stock	227,374	--
Repayment of mortgages, loans payable and other obligations	(4,160)	(3,978)
Payment of financing costs	(6)	(2,010)
Proceeds from stock options exercised	1,463	513
Payment of dividends and distributions	(87,591)	(84,230)

Net cash used in financing activities	$(81,920)	$(239,705)

Net decrease in cash and cash equivalents	$(3,757)	$(150,069)
Cash and cash equivalents, beginning of period	21,851	291,059

Cash and cash equivalents, end of period	$18,094	$140,990

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

The General Partner is a fully-integrated self-administered, self-managed real estate investment trust (“REIT”). The General Partner controls the Company as its sole general partner and owned an 87.2 percent and 86.0 percent common unit interest in the Company as of June 30, 2011 and December 31, 2010, respectively.

The General Partner’s business is the ownership of interests in and operation of the Company, and all of the General Partner’s expenses are incurred for the benefit of the Company. The General Partner is reimbursed by the Company for all expenses it incurs relating to the ownership and operation of the Company.

As of June 30, 2011, the Company owned or had interests in 278 properties plus developable land (collectively, the “Properties”).  The Properties aggregate approximately 32.4 million square feet, which are comprised of 266 buildings, primarily office and office/flex buildings totaling approximately 32.0 million square feet (which include eight buildings, primarily office buildings aggregating approximately 1.2 million square feet owned by unconsolidated joint ventures in which the Company has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, two retail properties totaling approximately 17,300 square feet, one hotel (which is owned by an unconsolidated joint venture in which the Company has an investment interest) and three parcels of land leased to others.  The Properties are located in five states, primarily in the Northeast, plus the District of Columbia.

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

2.      SIGNIFICANT ACCOUNTING POLICIES

Rental
Property
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized. Pursuant to the Company’s adoption of ASC 805, Business Combinations, effective January 1, 2009, acquisition-related costs are expensed as incurred.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Included in total rental property is construction, tenant improvement and development in-progress of $36,444,000 and $65,990,000 as of June 30, 2011 and December 31, 2010, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

On January 1, 2010, the Company adopted the updated provisions of ASC 810, which amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  Additionally, ASC 810 amends FIN 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both.  ASC 810 amends certain guidance in Interpretation 46(R) for determining whether an entity is a variable interest entity.  Also, ASC 810 amends FIN 46(R) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  The enhanced disclosures are required for any enterprise that holds a variable interest in a variable interest entity.  The adoption of this guidance did not have a material impact to these financial statements.  See Note 4: Investments in Unconsolidated Joint Ventures for disclosures regarding the Company’s unconsolidated joint ventures.

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

Deferred
Financing Costs
Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $584,000 and $660,000 for the three months ended June 30, 2011 and 2010, respectively, and $1,168,000 and $1,376,000 for the six months ended June 30, 2011 and 2010, respectively.

Deferred
Leasing Costs
Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.  Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Corporation are compensated for providing leasing services to the Properties.  The portion of such compensation, which is capitalized and amortized, approximated $982,000 and $901,000 for the three months ended June 30, 2011 and 2010, respectively, and $2,036,000 and $1,856,000 for the six months ended June 30, 2011 and 2010, respectively.

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

In the normal course of business, the Company or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable.  As of June 30, 2011, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are generally from the year 2006 forward.

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

Distributions
Payable
The distributions payable at June 30, 2011 represents distributions payable to preferred unitholders (10,000 Series C preferred units) and common unitholders (99,856,751 units), for all such holders of record as of July 6, 2011 with respect to the second quarter 2011.  The second quarter 2011 preferred unit distributions of $50.00 per preferred unit and common unit distributions of $0.45 per common unit were approved by the Corporation’s Board of Directors on May 24, 2011.  The common unit distributions and preferred unit distributions payable were paid on July 15, 2011.

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

In 2002, the Company adopted the provisions of ASC 718, Compensation-Stock Compensation.  In 2006, the Company adopted the amended guidance, which did not have a material effect on the Company’s financial position and results of operations.  These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”) and stock options at the grant date be amortized ratably into expense over the appropriate vesting period.  The Company recorded restricted stock expense of $690,000 and $626,000 for the three months ended June 30, 2011 and 2010, respectively, and $1,380,000 and $1,243,000 for the six months ended June 30, 2011 and 2010, respectively.

Other
Comprehensive
Income	Other comprehensive income (loss) includes items that are recorded in equity, such as unrealized holding gains or losses on marketable securities available for sale.

3.	REAL ESTATE TRANSACTION

The following office property commenced initial operations during the six months ended June 30, 2011:  (dollars in thousands)

			# of	Rentable	Investment by
Date	Property/Address	Location	Bldgs.	Square Feet	Company (a)
05/01/11	55 Corporate Drive	Bridgewater, New Jersey	1	204,057	$45,913

Total Properties Commencing Initial Operations:			1	204,057	$45,913

(a)Amount is as of June 30, 2011.

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

The venture has a mortgage loan with a balance as of June 30, 2011 of $65.7 million collateralized by the hotel property.  The loan carries an interest rate of 6.15 percent and matures in November 2016.  The venture has a loan with a balance as of June 30, 2011 of $5.9 million with the City of Jersey City, provided by the U.S. Department of Housing and Urban Development.  The loan currently bears interest at fixed rates ranging from 6.09 percent to 6.62 percent and matures in August 2020.  The Company has posted a $5.9 million letter of credit in support of this loan, half of which is indemnified by Hyatt.

RED BANK CORPORATE PLAZA
The Company has a joint venture with The PRC Group, which owns Red Bank Corporate Plaza, a 92,878 square foot office building located in Red Bank, New Jersey.  The property is fully leased to Hovnanian Enterprises, Inc. through September 30, 2017.  The Company holds a 50 percent interest in the venture.

The venture had a loan with a commercial bank collateralized by the office property, which carried a balance as of March 31, 2011 of $20.3 million, bore interest at a rate of the London Interbank Offered Rate (“LIBOR”) plus 125 basis points and was scheduled to mature in May 2011.  In May 2011, the venture paid the lender $1.7 million and refinanced the remainder of the loan with a new balance of $18.6 million.  The new loan, with a balance of $18.5 million at June 30, 2011, bears interest at a rate of LIBOR plus 300 basis points and matures on May 17, 2016.  LIBOR was 0.19 percent at June 30, 2011.

The Company performs management, leasing and other services for the property owned by the joint venture and recognized $24,000 and $24,000 in fees for such services in the three months ended June 30, 2011 and 2010, respectively, and $48,000 and $48,000 for the six months ended June 30, 2011 and 2010, respectively.

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

On April 29, 2009, the Company acquired the remaining interests in Mack-Green from SL Green.  As a result, the Company owns 100 percent of Mack-Green.  Additionally, on April 29, 2009, the mortgage loans with Gramercy on the Portfolio Properties (the “Gramercy Agreement”) were modified to provide for, among other things, interest to accrue at the current rate of LIBOR plus 275 basis points per annum, with the interest pay rate capped at 3.15 percent per annum.  Under the Gramercy Agreement, the payment of debt service is subordinate to the payment of operating expenses.  Interest at the pay rate is payable only out of funds generated by the Portfolio Properties and only to the extent that the Portfolio Properties’ operating expenses have been paid, with any accrued unpaid interest above the pay rate serving to increase the balance of the amounts due at the termination of the agreement.  Any excess funds after payment of debt service generally will be escrowed and available for future capital and leasing costs, as well as to cover future cash flow shortfalls, as appropriate.  The Gramercy Agreement was scheduled to terminate on May 9, 2011.  Approximately six months in advance of the end of the term of the Gramercy Agreement, the Portfolio Entities are to provide estimates of each property’s fair market value (“FMV”).  Gramercy has the right to accept or reject the FMV.  If Gramercy rejects the FMV, Gramercy must market the property for sale in cooperation with the Portfolio Entities and must approve the ultimate sale.  However, Gramercy has no obligation to market a Portfolio Property if the FMV is less than the allocated amount due, including accrued, unpaid interest. If any Portfolio Property is not sold, the Portfolio Entities have agreed to give a deed in lieu of foreclosure, unless the FMV was equal to or greater than the allocated amount due for such Portfolio Property, in which case they can elect to have that Portfolio Property released by paying the FMV.  If Gramercy accepts the FMV, the Portfolio Property will be released from the Gramercy Agreement upon payment of the FMV.  Under the direction of Gramercy, the Company continues to perform management, leasing, and construction services for the Portfolio Properties at market terms.  The Portfolio Entities have a participation interest which provides for sharing 50 percent of any amount realized in excess of the allocated amounts due for each Portfolio Property.  On November 5, 2010, the Portfolio Entities that owned the remaining four unconsolidated Portfolio Properties provided estimates of the properties’ fair market values to Gramercy, pursuant to the Gramercy Agreement.  On May 5, 2011, the Gramercy Agreement was extended to December 31, 2011.

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

The Company performs management, leasing, and construction services for properties owned by the unconsolidated joint ventures and recognized $113,000 and $234,000 in income for such services in the three months ended June 30, 2011 and 2010, respectively, and $274,000 and $467,000 in income for the six months ended June 30, 2011 and 2010, respectively.

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

The Company had performed management services for PFV and recognized $87,000 for such services in the three and six months ended June 30, 2011 and management, leasing, and other services for PFV prior to its sale and recognized $213,000 and $621,000 in income for such services in the three and six months ended June 30, 2010, respectively.

GALE KIMBALL, L.L.C.
On June 15, 2006, the Company acquired an 8.33 percent indirect interest in 100 Kimball Drive LLC (“100 Kimball”), which developed and placed in service a 175,000 square foot office property that is leased to a single tenant, located at 100 Kimball Drive, Parsippany, New Jersey (the “Kimball Property”).

On December 10, 2010, 100 Kimball sold its office property for approximately $60 million, realizing a gain on the sale of $19.8 million (of which the Company’s share of $1.6 million is included in equity in earnings for the year ended December 31, 2010).  As a result of the sale the Company received a distribution of approximately $5.4 million, of which $2.4 million was paid out pursuant to the Participation Rights (see Note 11: Consolidated Joint Ventures – Participation Rights).

The Company had performed management, leasing, and other services for the property prior to its sale and recognized $71,800 and $142,300 in income for such services in the three and six months ended June 30, 2010, respectively.

12 VREELAND ASSOCIATES, L.L.C.
On September 8, 2006, the Company entered into a joint venture to form M-C Vreeland, LLC (“M-C Vreeland”), for the sole purpose of acquiring 50 percent membership interest in 12 Vreeland Associates, L.L.C., an entity owning an office property located at 12 Vreeland Road, Florham Park, New Jersey.

The operating agreement of M-C Vreeland provides, among other things, for the Participation Rights (see Note 11: Consolidated Joint Ventures – Participation Rights).

The office property at 12 Vreeland is a 139,750 square foot office building.  The property is subject to a fully-amortizing mortgage loan, which matures on July 1, 2012, and bears interest at 6.9 percent per annum.  As of June 30, 2011, the outstanding balance on the mortgage note was $2.3 million.

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

The operating agreement of M-C Jefferson provides, among other things, for the Participation Rights (see Note 11: Consolidated Joint Ventures – Participation Rights).  The operating agreements of Gale Jefferson, L.L.C. (“Gale Jefferson”), which is owned 33.33 percent by M-C Jefferson and 66.67 percent by the Hampshire Generational Fund, L.L.C. (“Hampshire”) provides, among other things, for the distribution of net cash flow, first, in accordance with its member’s respective interests until each member is provided, as a result of such distributions, with an annual 12 percent compound return on the Member’s Capital Contributions, as defined in the operating agreement and secondly, 50 percent to each of the Company and Hampshire.

One Jefferson has a loan in the amount of $21 million at June 30, 2011 bearing interest at a rate of LIBOR plus 160 basis points and maturing on October 24, 2011.

The Company performs management, leasing and other services for Gale Jefferson and recognized $40,000 and $94,500 in income (net of $0 and $3.0 million in direct costs) for such services for the three months ended June 30, 2011 and 2010, respectively, and $79,000 and $131,500 in income (net of $0 and $4.0 million in direct costs) for the six months ended June 30, 2011 and 2010, respectively.

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of June 30, 2011 and December 31, 2010. (dollars in thousands)

	June 30, 2011
	Plaza		Red Bank		Princeton			Boston-
	VIII & IX	Harborside	Corporate	Gramercy	Forrestal	Gale	12	Downtown	Gale	Combined
	Associates	South Pier	Plaza	Agreement	Village	Kimball	Vreeland	Crossing	Jefferson	Total
Assets:
Rental property, net	$ 8,641	$ 62,179	$ 23,214	$ 39,732	--	--	$ 14,307	--	--	$ 148,073
Other assets	1,253	13,428	2,621	5,983	$ 196	$ 46	497	$ 46,111	$ 2,588	72,723
Total assets	$ 9,894	$ 75,607	$ 25,835	$ 45,715	$ 196	$ 46	$ 14,804	$ 46,111	$ 2,588	$ 220,796
Liabilities and
partners’/members’
capital (deficit):
Mortgages, loans
payable and other
obligations	--	$ 71,639	$ 18,520	$ 50,978	--	--	$ 2,288	--	--	$ 143,425
Other liabilities	$ 529	5,044	50	1,105	$ 76	--	--	--	--	6,804
Partners’/members’
capital (deficit)	9,365	(1,076)	7,265	(6,368)	120	$ 46	12,516	$ 46,111	$ 2,588	70,567
Total liabilities and
partners’/members’
capital (deficit)	$ 9,894	$ 75,607	$ 25,835	$ 45,715	$ 196	$ 46	$ 14,804	$ 46,111	$ 2,588	$ 220,796
Company’s
investment
in unconsolidated
joint ventures, net	$ 4,605	$ 568	$ 3,495	--	--	--	$ 9,969	$ 12,998	$ 1,038	$ 32,673

	December 31, 2010
	Plaza		Red Bank		Princeton			Boston-
	VIII & IX	Harborside	Corporate	Gramercy	Forrestal	Gale	12	Downtown	Gale	Combined
	Associates	South Pier	Plaza	Agreement	Village	Kimball	Vreeland	Crossing	Jefferson	Total
Assets:
Rental property, net	$ 8,947	$ 64,964	$ 23,594	$ 40,786	--	--	$ 14,081	--	--	$ 152,372
Other assets	906	11,681	6,422	6,261	$ 1,435	$ 51	734	$ 46,062	$ 2,440	75,992
Total assets	$ 9,853	$ 76,645	$ 30,016	$ 47,047	$ 1,435	$ 51	$ 14,815	$ 46,062	$ 2,440	$ 228,364
Liabilities and
partners’/members’
capital (deficit):
Mortgages, loans
payable and other
obligations	--	$ 72,168	$ 20,424	$ 50,978	--	--	$ 3,161	--	--	$ 146,731
Other liabilities	$ 529	4,356	89	1,719	$ 612	--	--	--	--	7,305
Partners’/members’
capital (deficit)	9,324	121	9,503	(5,650)	823	$ 51	11,654	$ 46,062	$ 2,440	74,328
Total liabilities and
partners’/members’
capital (deficit)	$ 9,853	$ 76,645	$ 30,016	$ 47,047	$ 1,435	$ 51	$ 14,815	$ 46,062	$ 2,440	$ 228,364
Company’s
investment
in unconsolidated
joint ventures, net	$ 4,584	$ 1,161	$ 4,598	--	--	--	$ 9,860	$ 13,022	$ 995	$ 34,220

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three months ended June 30, 2011 and 2010.  (dollars in thousands)

Three Months Ended June 30, 2011
	Plaza		Red Bank		Princeton			Boston-
	VIII & IX	Harborside	Corporate	Gramercy	Forrestal	Gale	12	Downtown	Gale	Combined
	Associates	South Pier	Plaza	Agreement	Village	Kimball	Vreeland	Crossing	Jefferson	Total
Total revenues	$ 255	$ 10,815	$ 865	$ 1,525	--	--	$ 594	--	$ 76	$ 14,130
Operating and other	(51)	(6,830)	(243)	(975)	--	--	(34)	$ (377)	--	(8,510)
Depreciation and amortization	(153)	(1,415)	(226)	(539)	--	--	(315)	--	--	(2,648)
Interest expense	--	(1,120)	(129)	(381)	--	--	(52)	--	--	(1,682)

Net income	$ 51	$ 1,450	$ 267	$ (370)	--	--	$ 193	$ (377)	$ 76	$ 1,290
Company’s equity in earnings
(loss) of unconsolidated
joint ventures	$ 25	$ 568	$ 134	--	--	--	$ 96	$ (113)	$ 26	$ 736

Three Months Ended June 30, 2010
	Plaza		Red Bank		Princeton			Boston-
	VIII & IX	Harborside	Corporate	Gramercy	Forrestal	Gale	12	Downtown	Gale	Combined
	Associates	South Pier	Plaza	Agreement	Village	Kimball	Vreeland	Crossing	Jefferson	Total
Total revenues	$ 191	$ 9,277	$ 823	$ 2,790	$ 3,117	$ 78	$ 396	--	--	$ 16,672
Operating and other	(47)	(6,423)	(219)	(1,290)	(1,702)	--	(76)	$ (318)	$ (95)	(10,170)
Depreciation and amortization	(153)	(1,325)	(231)	(949)	(877)	--	(315)	--	--	(3,850)
Interest expense	--	(1,106)	(86)	(608)	(422)	--	(53)	--	--	(2,275)

Net income	$ (9)	$ 423	$ 287	$ (57)	$ 116	$ 78	$ (48)	$ (318)	$ (95)	$ 377
Company’s equity in earnings
(loss) of unconsolidated
joint ventures	$ (5)	$ 140	$ 231	--	$ 19	$ 26	$ (24)	$ (96)	$ (31)	$ 260

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the six months ended June 30, 2011 and 2010.  (dollars in thousands)

Six Months Ended June 30, 2011
	Plaza		Red Bank		Princeton			Boston-
	VIII & IX	Harborside	Corporate	Gramercy	Forrestal	Gale	12	Downtown	Gale	Combined
	Associates	South Pier	Plaza	Agreement	Village	Kimball	Vreeland	Crossing	Jefferson	Total
Total revenues	$ 449	$ 18,450	$ 1,592	$ 3,334	--	--	$ 990	--	$ 142	$ 24,957
Operating and other	(102)	(12,564)	(370)	(1,892)	--	--	(52)	$ (751)	--	(15,731)
Depreciation and amortization	(306)	(2,839)	(451)	(1,332)	--	--	(631)	--	--	(5,559)
Interest expense	--	(2,245)	(209)	(783)	--	--	(88)	--	--	(3,325)

Net income	$ 41	$ 802	$ 562	$ (673)	--	--	$ 219	$ (751)	$ 142	$ 342
Company’s equity in earnings
(loss) of unconsolidated
joint ventures	$ 20	$ 407	$ 281	--	--	--	$ 109	$ (225)	$ 43	$ 635

Six Months Ended June 30, 2010
	Plaza		Red Bank		Princeton			Boston-
	VIII & IX	Harborside	Corporate	Gramercy	Forrestal	Gale	12	Downtown	Gale	Combined
	Associates	South Pier	Plaza	Agreement	Village	Kimball	Vreeland	Crossing	Jefferson	Total
Total revenues	$ 452	$ 14,384	$ 2,580	$ 14,508	$ 6,428	$ 122	$ 990	--	--	$ 39,464
Operating and other	(96)	(10,876)	(431)	(2,989)	(3,561)	--	(90)	$ (509)	$ (152)	(18,704)
Depreciation and amortization	(306)	(2,435)	(451)	(1,952)	(1,719)	--	(631)	--	--	(7,494)
Interest expense	--	(2,186)	(169)	(1,281)	(852)	--	(139)	--	--	(4,627)

Net income	$ 50	$ (1,113)	$ 1,529	$ 8,286	$ 296	$ 122	$ 130	$ (509)	$ (152)	$ 8,639
Company’s equity in earnings
(loss) of unconsolidated
joint ventures	$ 25	$ (628)	$ 383	--	$ 47	$ 42	$ 65	$ (153)	$ (43)	$ (262)

5.	DEFERRED CHARGES AND OTHER ASSETS

	June 30,	December 31,
(dollars in thousands)	2011	2010
Deferred leasing costs	$248,160	$241,281
Deferred financing costs	20,155	20,149
	268,315	261,430
Accumulated amortization	(118,437)	(120,580)
Deferred charges, net	149,878	140,850
In-place lease values, related intangible and other assets, net	34,425	41,155
Prepaid expenses and other assets, net	29,303	30,033

Total deferred charges and other assets, net	$213,606	$212,038

6.	DISCONTINUED OPERATIONS

The Company did not dispose of any properties during the six months ended June 30, 2011.

On June 1, 2010, the Company disposed of its 150,050 square foot office property located at 105 Challenger Road in Ridgefield Park, New Jersey and recorded a gain on the disposal of the office property of approximately $4.4 million.  The Company has presented this property as discontinued operations in its statement of operations for all periods presented.

The following table summarizes income from discontinued operations and the related realized gains (losses) and unrealized losses on disposition of rental property, net, for the three and six month periods ended June 30, 2010 (no operations in 2011).  (dollars in thousands)

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2010	2010
Total revenues	$ 945	$ 2,255
Operating and other expenses	(498)	(1,173)
Depreciation and amortization	(302)	(409)
Interest expense (net of interest income)	(134)	(431)

Income from discontinued operations before
gains (losses) and unrealized losses on
disposition of rental property	11	242
Realized gains (losses) and unrealized losses on
disposition of rental property, net	4,447	4,447

Total discontinued operations, net	$4,458	$4,689

7.      SENIOR UNSECURED NOTES

A summary of the Company’s senior unsecured notes as of June 30, 2011 and December 31, 2010 is as follows:  (dollars in thousands)

	June 30,	December 31,	Effective
	2011	2010	Rate (1)
5.250% Senior Unsecured Notes, due January 15, 2012	$ 99,890	$ 99,793	5.457%
6.150% Senior Unsecured Notes, due December 15, 2012	94,192	93,946	6.894%
5.820% Senior Unsecured Notes, due March 15, 2013	25,917	25,861	6.448%
4.600% Senior Unsecured Notes, due June 15, 2013	99,944	99,930	4.742%
5.125% Senior Unsecured Notes, due February 15, 2014	200,629	200,749	5.110%
5.125% Senior Unsecured Notes, due January 15, 2015	149,671	149,625	5.297%
5.800% Senior Unsecured Notes, due January 15, 2016	200,351	200,389	5.806%
7.750% Senior Unsecured Notes, due August 15, 2019	248,265	248,158	8.017%

Total Senior Unsecured Notes	$1,118,859	$1,118,451

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

The interest rate and the facility fee are subject to adjustment, on a sliding scale, based upon the Company’s unsecured debt ratings.  In the event of a change in the Company’s unsecured debt rating, the interest and facility fee rates will be adjusted in accordance with the following table:

Company’s	Interest Rate –
Unsecured Debt Ratings:	Applicable Basis Points	Facility Fee
S&P/Moody’s/Fitch (a)	Above LIBOR	Basis Points
No ratings or less than BBB-/Baa3/BBB-	100.0	25.0
BBB-/Baa3/BBB-	75.0	20.0
BBB/Baa2/BBB (current)	55.0	15.0
BBB+/Baa1/BBB+	42.5	15.0
A-/A3/A- or higher	37.5	12.5

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

As of June 30, 2011 and December 31, 2010, the Company had outstanding borrowings of $9 million and $228 million, respectively, under its unsecured revolving credit facility.

MONEY MARKET LOAN
The Company has an agreement with JPMorgan Chase Bank to participate in a noncommitted money market loan program (“Money Market Loan”).  The Money Market Loan is an unsecured borrowing of up to $75 million arranged by JPMorgan Chase Bank with maturities of 30 days or less.  The rate of interest on the Money Market Loan borrowing is set at the time of each borrowing.  As of June 30, 2011 and December 31, 2010, the Company had no outstanding borrowings under the Money Market Loan.

9.      MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties.  As of June 30, 2011, 32 of the Company’s properties, with a total book value of approximately $964,384,000 are encumbered by the Company’s mortgages and loans payable.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

A summary of the Company’s mortgages, loans payable and other obligations as of June 30, 2011 and December 31, 2010 is as follows: (dollars in thousands)

		Effective
		Interest	June 30,	December 31,
Property Name	Lender	Rate (a)	2011	2010	Maturity
One Grande Commons (b)	Capital One Bank	LIBOR +2.00%	$ 11,000	$ 11,000	12/31/11
2200 Renaissance Boulevard (c)	Wachovia CMBS	5.888%	16,171	16,171	12/01/12
Soundview Plaza	Morgan Stanley Mortgage Capital	6.015%	15,814	16,089	01/01/13
9200 Edmonston Road	Principal Commercial Funding L.L.C.	5.534%	4,564	4,646	05/01/13
6305 Ivy Lane	John Hancock Life Insurance Co.	5.525%	6,361	6,475	01/01/14
395 West Passaic	State Farm Life Insurance Co.	6.004%	11,029	11,270	05/01/14
6301 Ivy Lane	John Hancock Life Insurance Co.	5.520%	6,002	6,103	07/01/14
35 Waterview Boulevard	Wachovia CMBS	6.348%	19,197	19,341	08/11/14
6 Becker, 85 Livingston, 75 Livingston & 20 Waterview	Wachovia CMBS	10.220%	61,664	61,224	08/11/14
4 Sylvan	Wachovia CMBS	10.190%	14,416	14,395	08/11/14
10 Independence	Wachovia CMBS	12.440%	15,753	15,606	08/11/14
4 Becker	Wachovia CMBS	9.550%	37,534	37,096	05/11/16
5 Becker	Wachovia CMBS	12.830%	11,851	11,599	05/11/16
210 Clay	Wachovia CMBS	13.420%	11,650	11,467	05/11/16
51 Imclone	Wachovia CMBS	8.390%	3,889	3,893	05/11/16
Various (d)	Prudential Insurance	6.332%	150,000	150,000	01/15/17
23 Main Street	JPMorgan CMBS	5.587%	31,270	31,537	09/01/18
Harborside Plaza 5	The Northwestern Mutual Life Insurance Co. & New York Life Insurance Co.	6.842%	233,087	234,521	11/01/18
100 Walnut Avenue	Guardian Life Insurance Co.	7.311%	19,344	19,443	02/01/19
One River Center (e)	Guardian Life Insurance Co.	7.311%	44,314	44,540	02/01/19
581 Main Street	Valley National Bank	6.935% (f)	16,483	16,627	07/01/34

Total mortgages, loans payable and other obligations			$741,393	$743,043

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

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED
Cash paid for interest for the six months ended June 30, 2011 and 2010 was $58,664,000 and $74,973,000, respectively.  Interest capitalized by the Company for the six months ended June 30, 2011 and 2010 was $753,000 and $775,000, respectively.

SUMMARY OF INDEBTEDNESS
As of June 30, 2011, the Company’s total indebtedness of $1,869,252,000 (weighted average interest rate of 6.57 percent) was comprised of $20,000,000 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 1.89 percent) and fixed rate debt and other obligations of $1,849,252,000 (weighted average rate of 6.62 percent).

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

The Series C Preferred Stock has preference rights with respect to liquidation and distributions over the common stock. Holders of the Series C Preferred Stock, except under certain limited conditions, will not be entitled to vote on any matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of the Series C Preferred Stock will have the right to elect two additional members to serve on the Corporation’s Board of Directors until dividends have been paid in full.  As of June 30, 2011, there were no dividends in arrears.  The Corporation may issue unlimited additional preferred stock ranking on a parity with the Series C Preferred Stock but may not issue any preferred stock senior to the Series C Preferred Stock without the consent of two-thirds of its holders.  The Series C Preferred Stock is essentially on an equivalent basis in priority with the preferred units.

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

REPURCHASE OF GENERAL PARTNER UNITS
On September 12, 2007, the Corporation’s Board of Directors authorized an increase to the Corporation’s repurchase program under which the Corporation was permitted to purchase up to $150 million of the Corporation’s outstanding common stock (“Repurchase Program”).  The Corporation has purchased and retired 2,893,630 shares of its outstanding common stock for an aggregate cost of approximately $104 million through June 30, 2011 under the Repurchase Program (none of which has occurred in 2010 and the six months ended June 30, 2011.)  Concurrent with these purchases, the Corporation sold to the Company 2,893,630 common units for approximately $104 million The Corporation has a remaining authorization to repurchase up to an additional $46 million of its outstanding common stock, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

STOCK OPTION PLANS
In May 2004, the Corporation established the 2004 Incentive Stock Plan under which a total of 2,500,000 shares have been reserved for issuance.  No options have been granted through June 30, 2011 under this plan.  In September 2000, the Corporation established the 2000 Employee Stock Option Plan (“2000 Employee Plan”) and the Amended and Restated 2000 Director Stock Option Plan (“2000 Director Plan”).  In May 2002, shareholders of the Corporation approved amendments to both plans to increase the total shares reserved for issuance under both of the 2000 plans from 2,700,000 to 4,350,000 shares of the Corporation’s common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan).  In 1994, and as subsequently amended, the Corporation established the Mack-Cali Employee Stock Option Plan (“Employee Plan”) and the Mack-Cali Director Stock Option Plan (“Director Plan”) under which a total of 5,380,188 shares (subject to adjustment) of the Corporation’s common stock had been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan).  As the Employee Plan and Director Plan expired in 2004, and the 2000 Employee Plan and 2000 Director Plan expired in 2010, stock options may no longer be issued under those plans.  Stock options granted under the Employee Plan in 1994 and 1995 became exercisable over a three-year period.  Stock options granted under the 2000 Employee Plan and those options granted subsequent to 1995 under the Employee Plan became exercisable over a five-year period.  All stock options granted under both the 2000 Director Plan and Director Plan became exercisable in one year.  All options were granted at the fair market value at the dates of grant and have terms of ten years.  As of June 30, 2011 and December 31, 2010, the stock options outstanding, which were all exercisable, had a weighted average remaining contractual life of approximately 1.4 and 1.7 years, respectively.

Information regarding the Corporation’s stock option plans is summarized below:

		Weighted	Aggregate
	Shares	Average	Intrinsic
	Under	Exercise	Value
	Options	Price	$(000’s)
Outstanding as January 1, 2011	295,676	$29.05	$1,186
Exercised	(53,010)	$27.60
Outstanding at June 30, 2011 ($28.47 – $45.47)	242,666	$29.37	$ 867
Options exercisable at June 30, 2011	242,666
Available for grant at June 30, 2011	2,425,073

Cash received from options exercised under all stock option plans was $1,193,000 and $202,000 for the three months ended June 30, 2011 and 2010, respectively, and $1,463,000 and $513,000 for the six months ended June 30, 2011 and 2010, respectively.  The total intrinsic value of options exercised during the three months ended June 30, 2011 and 2010 was $312,000 and $61,000, respectively, and $356,000 and $141,000 for the six months ended June 30, 2011 and 2010, respectively.  The Corporation has a policy of issuing new shares to satisfy stock option exercises.

STOCK COMPENSATION
The Corporation has issued stock awards (“Restricted Stock Awards”) to officers, certain other employees, and nonemployee members of the Board of Directors of the Corporation, which allow the holders to each receive a certain amount of shares of the Corporation’s common stock generally over a one to seven-year vesting period, of which 157,681 unvested shares were outstanding at June 30, 2011.  Of the outstanding Restricted Stock Awards issued to executive officers and senior management, 98,524 are contingent upon the Corporation meeting certain performance goals to be set by the Executive Compensation and Option Committee of the Board of Directors of the Corporation each year, with the remaining based on time and service. All Restricted Stock Awards provided to the officers and certain other employees were issued under the 2004 Incentive Stock Plan, 2000 Employee Plan and the Employee Plan. Restricted Stock Awards provided to directors were issued under the 2004 Incentive Stock Plan and the 2000 Director Plan.

Information regarding the Restricted Stock Awards is summarized below:

		Weighted-Average
		Grant – Date
	Shares	Fair Value
Outstanding at January 1, 2011	239,759	$35.90
Vested	(82,078)	37.01
Outstanding at June 30, 2011	157,681	$35.32

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

During the six months ended June 30, 2011 and 2010, 6,385 and 6,311 deferred stock units were earned, respectively.  As of June 30, 2011 and December 31, 2010, there were 90,585 and 84,236 director stock units outstanding, respectively.

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

The following information presents the Company’s results for the three months ended June 30, 2011 and 2010 in accordance with ASC 260, Earnings Per Unit:  (dollars in thousands)

	Three Months Ended
	June 30,
Computation of Basic EPU	2011	2010
Income from continuing operations	$20,291	$17,791
Add: Noncontrolling interest in consolidated joint ventures	102	86
Deduct: Preferred unit distributions	(500)	(500)
Income from continuing operations available to common unitholders	19,893	17,377
Income (loss) from discontinued operations available to common
unitholders	--	4,458
Net income available to common unitholders	$19,893	$21,835

Weighted average common units	99,776	92,357

Basic EPU:
Income from continuing operations available to common unitholders	$0.20	$0.19
Income (loss) from discontinued operations available to common
unitholders	--	0.05
Net income available to common unitholders	$0.20	$0.24

	Three Months Ended
	June 30,
Computation of Diluted EPU	2011	2010
Income from continuing operations available to common unitholders	$19,893	$17,377
Income (loss) from discontinued operations for diluted earnings
per unit	--	4,458
Net income available to common unitholders	$19,893	$21,835

Weighted average common units	99,887	92,489

Diluted EPU:
Income from continuing operations available to common unitholders	$0.20	$0.19
Income (loss) from discontinued operations available to common
unitholders	--	0.05
Net income available to common unitholders	$0.20	$0.24

The following information presents the Company’s results for the six months ended June 30, 2011 and 2010 in accordance with ASC 260, Earnings Per Unit:  (dollars in thousands)

	Six Months Ended
	June 30,
Computation of Basic EPU	2011	2010
Income from continuing operations	$38,866	$34,937
Add: Noncontrolling interest in consolidated joint ventures	212	173
Deduct: Preferred unit distributions	(1,000)	(1,000)
Income from continuing operations available to common unitholders	38,078	34,110
Income (loss) from discontinued operations available to common
unitholders	--	4,689
Net income available to common unitholders	$38,078	$38,799

Weighted average common units	97,849	92,348

Basic EPU:
Income from continuing operations available to common unitholders	$0.39	$0.37
Income (loss) from discontinued operations available to common
unitholders	--	0.05
Net income available to common unitholders	$0.39	$0.42

	Six Months Ended
	June 30,
Computation of Diluted EPU	2011	2010
Income from continuing operations available to common unitholders	$38,078	$34,110
Income (loss) from discontinued operations for diluted earnings
per unit	--	4,689
Net income available to common unitholders	$38,078	$38,799

Weighted average common units	97,963	92,482

Diluted EPU:
Income from continuing operations available to common unitholders	$0.39	$0.37
Income (loss) from discontinued operations available to common
unitholders	--	0.05
Net income available to common unitholders	$0.39	$0.42

The following schedule reconciles the units used in the basic EPU calculation to the units used in the diluted EPU calculation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic EPU units	99,776	92,357	97,849	92,348
Stock options	37	52	40	54
Restricted Stock Awards	74	80	74	80
Diluted EPU Units	99,887	92,489	97,963	92,482

Unvested restricted stock outstanding as of June 30, 2011 and 2010 were 157,681 and 216,802, respectively.

Distributions declared per common unit for each of the three month periods ended June 30, 2011 and 2010 was $0.45 per unit.  Distributions declared per common unit for each of the six month periods ended June 30, 2011 and 2010 was $0.90 per unit.

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

12.      EMPLOYEE BENEFIT 401(k) PLANS

Employees of the Corporation, who meet certain minimum age and service requirements, are eligible to participate in the Mack-Cali Realty Corporation 401(k) Savings/Retirement Plan (the “401(k) Plan”).  Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law.  The amounts contributed by employees are immediately vested and non-forfeitable.  The Corporation may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year.  Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Corporation at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Corporation.  All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year.  The assets of the 401(k) Plan are held in trust and a separate account is established for each participant.  A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Corporation.  The Company did not recognize any expense for the 401(k) Plan for each of the six months ended June 30, 2011 and 2010, respectively.  The Company did not make any contributions to the 401(k) Plan for each of the six months ended June 30, 2011 and 2010, respectively.

13.      DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments at June 30, 2011 and December 31, 2010.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, marketable securities, receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of June 30, 2011 and December 31, 2010.

The fair value of the Company’s long-term debt, consisting of senior unsecured notes, an unsecured revolving credit facility and mortgages, loans payable and other obligations aggregate approximately $2.0 billion and $2.2 billion as compared to the book value of approximately $1.9 billion and $2.1 billion as of June 30, 2011 and December 31, 2010, respectively.  The fair value of the Company’s long-term debt is estimated on a level 2 basis (as provided by ASC 820, Fair Value Measurements and Disclosures), using a discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities.  The fair value of the mortgage debt and the unsecured notes was determined by discounting the future contractual interest and principal payments by a market rate.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2011 and December 31, 2010.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2011 and current estimates of fair value may differ significantly from the amounts presented herein.

14.      COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS
Pursuant to agreements with the City of Jersey City, New Jersey, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties located in Jersey City, as follows:

The Harborside Plaza 4-A agreement, which commenced in 2002, is for a term of 20 years.  The PILOT is equal to two percent of Total Project costs, as defined.  Total Project costs, as defined, are $49.5 million.  The PILOT totaled $247,000 and $275,000 for the three months ended June 30, 2011 and 2010, respectively, and $495,000 and $550,000 for the six months ended June 30, 2011 and 2010, respectively.

The Harborside Plaza 5 agreement, as amended, which commenced in 2002 upon substantial completion of the property, as defined, is for a term of 20 years.  The PILOT is equal to two percent of Total Project Costs.  Total Project Costs, as defined, are $170.9 million.  The PILOT totaled $854,000 and $798,000 for the three months ended June 30, 2011 and 2010, respectively, and $1.7 million and $1.6 million for the six months ended June 30, 2011 and 2010, respectively.

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

GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of June 30, 2011, are as follows: (dollars in thousands)

Year	Amount
July 1 through December 31, 2011	$ 187
2012	367
2013	351
2014	367
2015	371
2016 through 2084	16,688

Total	$18,331

Ground lease expense incurred by the Company during the three months ended June 30, 2011 and 2010 amounted to $102,000 and $127,000, respectively, and $203,000 and $286,000 for the six months ended June 30, 2011 and 2010, respectively.

OTHER
The Company may not dispose of or distribute certain of its properties, currently comprising seven properties with an aggregate net book value of approximately $132.8 million, which were originally contributed by certain unrelated common unitholders, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Corporation’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Corporation’s Board of Directors; David S. Mack, director of the Corporation; Earle I. Mack, a former director of the Corporation; and Mitchell E. Hersh, president, chief executive officer and director of the Corporation), the Robert Martin Group (which includes Martin S. Berger, director of the Corporation; Robert F. Weinberg, a former director of the Corporation; and Timothy M. Jones, former president of the Corporation), the Cali Group (which includes John R. Cali, director of the Corporation, and John J. Cali, a former director of the Corporation).  129 of the Company’s properties, with an aggregate net book value of approximately $1.8 billion, have lapsed restrictions and are subject to these conditions.

15.      TENANT LEASES

The Properties are leased to tenants under operating leases with various expiration dates through 2033.  Substantially all of the leases provide for annual base rents plus recoveries and escalation charges based upon the tenant’s proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass-through of charges for electrical usage.

Future minimum rentals to be received under non-cancelable operating leases at June 30, 2011 are as follows (dollars in thousands):

Year	Amount
July 1 through December 31, 2011	$296,893
2012	565,575
2013	493,813
2014	428,475
2015	358,208
2016 and thereafter	1,372,781

Total	$3,515,745

16.      SEGMENT REPORTING

The Company operates in two business segments: (i) real estate and (ii) construction services.  The Company provides leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio.  In May 2006, in conjunction with the Company’s acquisition of the Gale Company and related businesses, the Company acquired a business specializing solely in construction and related services whose operations comprise the Company’s construction services segment.  The Company had no revenues from foreign countries recorded for the three and six months ended June 30, 2011 and 2010.  The Company had no long lived assets in foreign locations as of June 30, 2011 and December 31, 2010.  The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties in the real estate segment and net operating income from its construction services segment.

Selected results of operations for the three and six months ended June 30, 2011 and 2010 and selected asset information as of June 30, 2011 and December 31, 2010 regarding the Company’s operating segments are as follows (dollars in thousands):

		Construction	Corporate	Total
	Real Estate	Services	& Other (d)	Company
Total revenues:
Three months ended:
June 30, 2011	$177,454	$2,905	$ 748	$181,107
June 30, 2010	179,848	22,518	419	202,785
Six months ended:
June 30, 2011	$359,296	$6,819	$ 1,322	$367,437
June 30, 2010	370,808	33,440	(6,880)	397,368

Total operating and interest expenses(a):
Three months ended:
June 30, 2011	$ 69,350	$3,264	$40,670	$113,284	(e)
June 30, 2010	68,716	22,142	46,922	137,780	(f)
Six months ended:
June 30, 2011	$145,318	$7,386	$80,086	$232,790	(g)
June 30, 2010	130,308	33,095	102,802	266,205	(h)

Equity in earnings (loss) of unconsolidated
joint ventures:
Three months ended:
June 30, 2011	$ 736	--	--	$ 736
June 30, 2010	260	--	--	260
Six months ended:
June 30, 2011	$ 635	--	--	$ 635
June 30, 2010	(262)	--	--	(262)

Net operating income (b):
Three months ended:
June 30, 2011	$108,840	$ (359)	$(39,922)	$ 68,559	(e)
June 30, 2010	111,392	376	(46,503)	65,265	(f)
Six months ended:
June 30, 2011	$214,613	$ (567)	$(78,764)	$135,282	(g)
June 30, 2010	240,238	345	(109,682)	130,901	(h)

Total assets:
June 30, 2011	$4,304,298	$9,027	$13,158	$4,326,483
December 31, 2010	4,332,408	13,929	16,129	4,362,466

Total long-lived assets (c):
June 30, 2011	$4,062,829	--	$ 2,725	$4,065,554
December 31, 2010	4,096,242	--	2,630	4,098,872

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

(e)	Excludes $48,268 of depreciation and amortization.
(f)	Excludes $47,474 of depreciation and amortization.
(g)	Excludes $96,416 of depreciation and amortization.
(h)	Excludes $95,964 of depreciation and amortization.

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

Executive Overview

Mack-Cali Realty Corporation together with its subsidiaries, (the “Corporation” or the “General Partner”) is one of the largest real estate investment trusts (REITs) in the United States.  Mack-Cali Realty, L.P. (“the Company”) has been involved in all aspects of commercial real estate development, management and ownership for over 50 years and the Corporation has been a publicly-traded REIT since 1994.  The Company owns or has interests in 278 properties (collectively, the “Properties”), primarily class A office and office/flex buildings, totaling approximately 32.4 million square feet, leased to over 2,000 tenants.  The Properties are located primarily in suburban markets of the Northeast, some with adjacent, Company-controlled developable land sites able to accommodate up to 12.5 million square feet of additional commercial space.

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

The Company’s core markets continue to be weak.  The percentage leased in the Company’s consolidated portfolio of stabilized operating properties was 88.1 percent at June 30, 2011 as compared to 88.2 percent at March 31, 2011 and 88.9 percent at June 30, 2010.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.  Leases that expired as of June 30, 2011, March 31, 2011 and June 30, 2010 aggregate 132,351, 144,219 and 154,534 square feet, respectively, or 0.4, 0.5 and 0.5 percentage of the net rentable square footage, respectively.  The Company believes that vacancy rates may continue to increase and rental rates may continue to decline in some of its markets through 2011 and possibly beyond.  As a result, the Company’s future earnings and cash flow may continue to be negatively impacted by current market conditions.

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

The remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand our:

•	recent transactions;
•	critical accounting policies and estimates;
•	results of operations for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010;
•	liquidity and capital resources.

Recent Transactions

The following office property commenced initial operations during the six months ended June 30, 2011:  (dollars in thousands)

			# of	Rentable	Investment by
Date	Property/Address	Location	Bldgs.	Square Feet	Company (a)
05/01/11	55 Corporate Drive	Bridgewater, New Jersey	1	204,057	$45,913

Total Properties Commencing Initial Operations:			1	204,057	$45,913

(a) Amount is as of June 30, 2011.

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

Rental Property:
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Interest capitalized by the Company for the three months ended June 30, 2011 and 2010 was $0.2 million and $0.4 million, respectively, and $0.8 million and $0.8 million for the six months ended June 30, 2011 and 2010, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

On January 1, 2010, the Company adopted the updated provisions of ASC 810, which amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  Additionally, ASC 810 amends FIN 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both.  ASC 810 amends certain guidance in Interpretation 46(R) for determining whether an entity is a variable interest entity.  Also, ASC 810 amends FIN 46(R) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  The enhanced disclosures are required for any enterprise that holds a variable interest in a variable interest entity.  The adoption of this guidance did not have a material impact to the Financial Statements.  See Note 4: Investments in Unconsolidated Joint Ventures to the Financial Statements for disclosures regarding the Company’s unconsolidated joint ventures.

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

Results From Operations

The following comparisons for the three and six months ended June 30, 2011 (“2011”), as compared to the three and six months ended June 30, 2010 (“2010”), make reference to the following:  (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Company at March 31, 2010 (for the three-month period comparisons), and which represent all in-service properties owned by the Company at December 31, 2009 (for the six-month period comparisons), excluding properties sold or held for sale through June 30, 2011, and (ii) the effect of the “Acquired Properties,” which represent all properties acquired by the Company, commencing initial operations, or initially consolidated by the Company, from April 1, 2010 through June 30, 2011 (for the three-month period comparisons), and which represent all properties acquired by the Company commencing initial operations, or initially consolidated by the Company from January 1, 2010 through June 30, 2011 (for the six-month period comparisons).

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

	Three Months Ended
	June 30,		Dollar	Percent
(dollars in thousands)	2011	2010	Change	Change
Revenue from rental operations and other:
Base rents	$149,652	$149,692	$(40)	(0.0)%
Escalations and recoveries from tenants	24,026	25,837	(1,811)	(7.0)
Other income	3,452	3,230	222	6.9
Total revenues from rental operations	177,130	178,759	(1,629)	(0.9)

Property expenses:
Real estate taxes	24,386	25,912	(1,526)	(5.9)
Utilities	16,887	16,409	478	2.9
Operating services	28,648	28,073	575	2.0
Total property expenses	69,921	70,394	(473)	(0.7)

Non-property revenues:
Construction services	2,826	22,357	(19,531)	(87.4)
Real estate services	1,151	1,669	(518)	(31.0)
Total non-property revenues	3,977	24,026	(20,049)	(83.4)

Non-property expenses:
Direct construction costs	2,784	21,411	(18,627)	(87.0)
General and administrative	9,226	8,658	568	6.6
Depreciation and amortization	48,268	47,474	794	1.7
Total non-property expenses	60,278	77,543	(17,265)	(22.3)
Operating income	50,908	54,848	(3,940)	(7.2)
Other (expense) income:
Interest expense	(31,363)	(37,335)	5,972	16.0
Interest and other investment income	10	18	(8)	(44.4)
Equity in earnings (loss) of unconsolidated joint ventures	736	260	476	183.1
Total other (expense) income	(30,617)	(37,057)	6,440	17.4
Income from continuing operations	20,291	17,791	2,500	14.1
Discontinued operations:
Income (loss) from discontinued operations	--	11	(11)	(100.0)
Realized gains (losses) and unrealized losses
on disposition of rental property, net	--	4,447	(4,447)	(100.0)
Total discontinued operations, net	--	4,458	(4,458)	(100.0)
Net income	20,291	22,249	(1,958)	(8.8)
Noncontrolling interest in consolidated joint ventures	102	86	16	18.6
Preferred unit distributions	(500)	(500)	--	--
Net income available to common unitholders	$19,893	$21,835	$(1,942)	(8.9)%

The following is a summary of the changes in revenue from rental operations and other, and property expenses divided into Same-Store Properties and Acquired Properties:

	Total		Same-Store		Acquired
	Company		Properties		Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change
Revenue from rental operations
and other:
Base rents	$(40)	(0.0)%	$(1,889)	(1.3)%	$1,849	1.3%
Escalations and recoveries
from tenants	(1,811)	(7.0)	(1,846)	(7.1)	35	0.1
Other income	222	6.9	112	3.5	110	3.4
Total	$(1,629)	(0.9)%	$(3,623)	(2.0)%	$1,994	1.1%

Property expenses:
Real estate taxes	$(1,526)	(5.9)%	$(1,677)	(6.5)%	$151	0.6%
Utilities	478	2.9	399	2.4	79	0.5
Operating services	575	2.0	377	1.3	198	0.7
Total	$(473)	(0.7)%	$(901)	(1.3)%	$428	0.6%

OTHER DATA:
Number of Consolidated Properties	269		267		2
(excluding properties held for sale):
Square feet (in thousands)	31,199		30,797		402

Base rents for the Same-Store Properties decreased $1.9 million, or 1.3 percent, for 2011 as compared to 2010 due primarily to decreased occupancy and rental rates.  Escalations and recoveries from tenants for the Same-Store Properties decreased $1.8 million, or 7.1 percent, for 2011 over 2010, due primarily to lower property expenses in 2011, as compared to 2010.  Other income for the Same-Store Properties increased $0.1 million, or 3.5 percent, for 2011 as compared to 2010, due primarily to an increase in lease breakage fees recognized in 2011 as compared to 2010.

Real estate taxes on the Same-Store Properties decreased $1.7 million, or 6.5 percent, for 2011 as compared to 2010, due primarily to greater refunds on tax appeals received in 2011 as compared to 2010 for certain properties.  Utilities for the Same-Store Properties increased $0.4 million, or 2.4 percent, for 2011 as compared to 2010, due primarily to increased usage in 2011 as compared to 2010.  Operating services for the Same-Store Properties increased $0.4 million, or 1.3 percent, for 2011 as compared to 2010, due primarily to increases in maintenance costs for 2011 as compared to 2010.

Construction services revenue decreased $19.5 million, or 87.4 percent, in 2011 as compared to 2010, due to decreased construction contracts in 2011.  Real estate services revenue decreased by $0.5 million, or 31.0 percent, for 2011 as compared to 2010, due primarily to a decrease in properties under management in 2011 as compared to 2010.

Direct construction costs decreased $18.6 million, or 87.0 percent, in 2011 as compared to 2010, due primarily to decreased construction contracts in 2011.  General and administrative expense increased $0.6 million, or 6.6 percent, for 2011 as compared to 2010, which was due primarily to an increase in salaries and related expenses in 2011 as compared to 2010.

Depreciation and amortization increased by $0.8 million, or 1.7 percent, for 2011 over 2010.  This increase was due primarily to the effect of the Acquired Properties.

Interest expense decreased $6.0 million or 16.0 percent for 2011 as compared to 2010.  This decrease was primarily a result of lower average debt balances and interest rates in 2011 as compared to 2010.

Interest and other investment income was relatively unchanged for 2011 as compared to 2010.

Equity in earnings (loss) of unconsolidated joint ventures increased $0.5 million, or 183.1 percent, for 2011 as compared to 2010 due primarily to increased income of $0.4 million in the Harborside South Pier venture, increased income of $0.1 million in the 12 Vreeland venture and increased income of $0.1 million in the Gale Jefferson venture for 2011 as compared to 2010.  These were partially offset by decreased income of $0.1 million in the Red Bank Corporate Plaza venture.

Income from continuing operations increased to $20.3 million in 2011 from $17.8 million in 2010.  The increase of $2.5 million was due to the factors discussed above.

Net income available to common unitholders decreased by $1.9 million, from $21.8 million in 2010 to $19.9 million in 2011.  This decrease was the result of a realized gain on disposition of rental property of $4.4 million in 2010.  This was partially offset by an increase in income from continuing operations of $2.5 million for 2011 as compared to 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

	Six Months Ended
	June 30,		Dollar	Percent
(dollars in thousands)	2011	2010	Change	Change
Revenue from rental operations and other:
Base rents	$299,075	$302,385	$(3,310)	(1.1)%
Escalations and recoveries from tenants	51,610	51,956	(346)	(0.7)
Other income	7,744	6,162	1,582	25.7
Total revenues from rental operations	358,429	360,503	(2,074)	(0.6)

Property expenses:
Real estate taxes	49,431	48,073	1,358	2.8
Utilities	36,992	36,235	757	2.1
Operating services	59,464	56,754	2,710	4.8
Total property expenses	145,887	141,062	4,825	3.4

Non-property revenues:
Construction services	6,625	33,219	(26,594)	(80.1)
Real estate services	2,383	3,646	(1,263)	(34.6)
Total non-property revenues	9,008	36,865	(27,857)	(75.6)

Non-property expenses:
Direct construction costs	6,366	31,704	(25,338)	(79.9)
General and administrative	17,855	17,072	783	4.6
Depreciation and amortization	96,416	95,964	452	0.5
Total non-property expenses	120,637	144,740	(24,103)	(16.7)
Operating income	100,913	111,566	(10,653)	(9.5)
Other (expense) income:
Interest expense	(62,702)	(76,406)	13,704	17.9
Interest and other investment income	20	39	(19)	(48.7)
Equity in earnings (loss) of unconsolidated joint ventures	635	(262)	897	342.4
Total other (expense) income	(62,047)	(76,629)	14,582	19.0
Income from continuing operations	38,866	34,937	3,929	11.2
Discontinued operations:
Income (loss) from discontinued operations	--	242	(242)	(100.0)
Realized gains (losses) and unrealized losses
on disposition of rental property, net	--	4,447	(4,447)	(100.0)
Total discontinued operations, net	--	4,689	(4,689)	(100.0)
Net income	38,866	39,626	(760)	(1.9)
Noncontrolling interest in consolidated joint ventures	212	173	39	22.5
Preferred unit distributions	(1,000)	(1,000)	--	--
Net income available to common unitholders	$38,078	$38,799	$(721)	(1.9)%

The following is a summary of the changes in revenue from rental operations and other, and property expenses divided into Same-Store Properties and Acquired Properties:

	Total		Same-Store		Acquired
	Company		Properties		Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change
Revenue from rental operations
and other:
Base rents	$(3,310)	(1.1)%	$(6,219)	(2.1)%	$2,909	1.0%
Escalations and recoveries
from tenants	(346)	(0.7)	(472)	(0.9)	126	0.2
Other income	1,582	25.7	1,471	23.9	111	1.8
Total	$(2,074)	(0.6)%	$(5,220)	(1.4)%	$3,146	0.8%

Property expenses:
Real estate taxes	$1,358	2.8%	$1,073	2.2%	$285	0.6%
Utilities	757	2.1	613	1.7	144	0.4
Operating services	2,710	4.8	2,216	3.9	494	0.9
Total	$4,825	3.4%	$3,902	2.8%	$923	0.6%

OTHER DATA:
Number of Consolidated Properties	269		267		2
(excluding properties held for sale):
Square feet (in thousands)	31,199		30,797		402

Base rents for the Same-Store Properties decreased $6.2 million, or 2.1 percent, for 2011 as compared to 2010 due primarily to decreased occupancy and rental rates in 2011.  Escalations and recoveries from tenants for the Same-Store Properties decreased $0.5 million, or 0.9 percent, for 2011 over 2010, due primarily to lower recoveries from newer tenants in 2011.  Other income for the Same-Store Properties increased $1.5 million, or 23.9 percent, due primarily to an increase in lease breakage fees recognized in 2011 as compared to 2010.

Real estate taxes on the Same-Store Properties increased $1.1 million, or 2.2 percent, for 2011 as compared to 2010, due primarily to greater refunds on tax appeals received in 2010 as compared to 2011 for certain properties.  Utilities for the Same-Store Properties increased $0.6 million, or 1.7 percent, for 2011 as compared to 2010, due primarily to increased usage in 2011 as compared to 2010.  Operating services for the Same-Store Properties increased $2.2 million, or 3.9 percent, for 2011 as compared to 2010, due primarily to increases in snow removal and related costs for 2011 as compared to 2010.

Construction services revenue decreased $26.6 million, or 80.1 percent, in 2011 as compared to 2010, due to decreased construction contracts in 2011.  Real estate services revenue decreased by $1.3 million, or 34.6 percent, for 2011 as compared to 2010, due primarily to a decrease in properties under management in 2011 as compared to 2010.

Direct construction costs decreased $25.3 million, or 79.9 percent, in 2011 as compared to 2010, due primarily to decreased construction contracts in 2011.  General and administrative expense increased $0.8 million, or 4.6 percent, for 2011 as compared to 2010, which was due primarily to an increase in salaries and related expenses in 2011 as compared to 2010.

Depreciation and amortization increased by $0.5 million, or 0.5 percent, for 2011 over 2010.  This increase was due primarily to the effect of the Acquired Properties, partially offset by assets becoming fully amortized in 2010.

Interest expense decreased $13.7 million or 17.9 percent for 2011 as compared to 2010.  This decrease was primarily a result of lower average debt balances and interest rates in 2011 as compared to 2010.

Interest and other investment income was relatively unchanged for 2011 as compared to 2010.

Equity in earnings (loss) of unconsolidated joint ventures increased $0.9 million, or 342.4 percent, for 2011 as compared to 2010 due primarily to increased income of $1.0 million in the Harborside South Pier venture in 2011 as compared to 2010.  This was partially offset by decreased income of $0.1 million in the Red Bank Corporate Plaza venture in 2011 as compared to 2010.

Income from continuing operations increased to approximately $38.8 million in 2011 from $34.9 million in 2010.  The increase of $3.9 million was due to the factors discussed above.

Net income available to common unitholders decreased by $0.7 million, from $38.8 million in 2010 to $38.1 million in 2011.  This decrease was the result of a realized gain on disposition of rental property of $4.4 million in 2010 and a decrease in income from discontinued operations of $0.2 million for 2011 as compared to 2010.  These were partially offset by an increase in income from continuing operations of $3.9 million for 2011 as compared to 2010.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Overview:
Historically, rental revenue has been the Company’s principal source of funds to pay operating expenses, debt service, capital expenditures and distributions, excluding non-recurring capital expenditures.  To the extent that the Company’s cash flow from operating activities is insufficient to finance its non-recurring capital expenditures such as property acquisitions, development and construction costs and other capital expenditures, the Company and Corporation have and expect to continue to finance such activities through borrowings under the revolving credit facility and other debt and equity financings.

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

REIT Restrictions:
To maintain its qualification as a REIT under the Code, the Corporation must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains.  Moreover, the Corporation intends to continue to make regular quarterly distributions to its common stockholders.  Based upon the most recently paid quarterly common stock dividend of $0.45 per common share, in the aggregate, such distributions would equal approximately $156.7 million ($179.7 million, including common units in the Company, held by parties other than the Corporation) on an annualized basis.  However, any such distribution, whether for federal income tax purposes or otherwise, would be paid out of (a) available cash, including borrowings and other sources, after meeting operating requirements, preferred stock dividends and distributions, and scheduled debt service on the Company’s debt, and (b) for distributions declared on or before December 31, 2012 with respect to a taxable year ending on or before December 31, 2011, the Corporation’s stock, as permitted pursuant to Internal Revenue Service Revenue Procedure 2010-12, 2010-3 I.R.B. Under this Revenue Procedure, the Corporation is permitted to make taxable distributions of its stock (in lieu of cash) if (x) any such distribution is declared on or before December 31, 2012 with respect to a taxable year ending on or before December 31, 2011, and (y) each of its stockholders is permitted to elect to receive its entire entitlement under such declaration in either cash or shares of equivalent value subject to a limitation in the amount of cash to be distributed in the aggregate; provided that (i) the amount of cash that is set aside for distribution is not less than 10 percent of the aggregate distribution so declared, and (ii) if too many of its stockholders elect to receive cash, a pro rata amount of cash will be distributed to each such stockholder electing to receive cash, but in no event will any such stockholder receive less than its entire entitlement under such declaration.

Property Lock-Ups:
The Company may not dispose of or distribute certain of its properties, currently comprising of seven properties with an aggregate net book value of approximately $132.8 million, which were originally contributed by certain unrelated common unitholders of the Company, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Corporation’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Corporation’s Board of Directors; David S. Mack, director of the Corporation; Earle I. Mack, a former director of the Corporation; and Mitchell E. Hersh, president, chief executive officer and director of the Corporation), the Robert Martin Group (which includes Martin S. Berger, director of the Corporation; Robert F. Weinberg, a former director of the Corporation; and Timothy M. Jones, former president of the Corporation), the Cali Group (which includes John R. Cali, director of the Corporation, and John J. Cali, a former director of the Corporation).  As of June 30, 2011, 129 of the Company’s properties, with an aggregate net book value of approximately $1.8 billion, have lapsed restrictions and are subject to these conditions.

Unencumbered Properties:
As of June 30, 2011, the Company had 237 unencumbered properties, totaling 24.5 million square feet, representing 78.6 percent of the Company’s total portfolio on a square footage basis.

Cash Flows

Cash and cash equivalents decreased by $3.7 million to $18.1 million at June 30, 2011, compared to $21.8 million at December 31, 2010.  This decrease is comprised of the following net cash flow items:

1)	$123.8 million provided by operating activities.

2)	$45.6 million used in investing activities, consisting primarily of the following:

(a)	$43.3 million used for additions to rental property; plus
(b)	$3.1 million increase in restricted cash; plus
(c)	$201 thousand used for investments in unconsolidated joint ventures; minus
(d)	$1 million from distributions in excess of cumulative earnings from unconsolidated joint ventures.

3)	$81.9 million used in financing activities, consisting primarily of the following:

(a)	$88 million used for payments of dividends and distributions; plus
(b)	$358 million used for repayments of revolving credit facility, plus
(c)	$4.2 million used for repayments of mortgages, loans payable and other obligations; minus
(d)	$227.4 million from proceeds received from common stock offerings; minus
(e)	$1.5 million received from stock options exercised; minus
(f)	$139 million from borrowing from revolving credit facility.

Debt Financing

Summary of Debt:
The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of June 30, 2011.

	Balance		Weighted Average	Weighted Average Maturity
	($000’s)	% of Total	Interest Rate (a)	in Years
Fixed Rate Unsecured Debt and
Other Obligations	$1,118,859	59.86%	6.08%	3.95
Fixed Rate Secured Debt	730,393	39.07%	7.45%	6.04
Variable Rate Secured Debt	11,000	0.59%	2.82%	0.50
Variable Rate Unsecured Debt	9,000	0.48%	0.74%	0.98

Totals/Weighted Average:	$1,869,252	100.00%	6.57%	4.73

(a)
Actual weighted average LIBOR contract rates relating to the Company’s outstanding debt as of June 30, 2011 of 0.19 percent was used in calculating revolving credit facility and other variable rate debt interest rates.

Debt Maturities:
Scheduled principal payments and related weighted average annual interest rates for the Company’s debt as of June 30, 2011 are as follows:

	Scheduled	Principal		Weighted Avg.
	Amortization	Maturities	Total	Interest Rate of
Period	($000’s)	($000’s)	($000’s)	Future Repayments (a)
July 1 to December 31, 2011	$ 5,057	$ 11,000	$ 16,057	4.36%
2012	10,687	219,148	229,835	6.00%
2013	11,320	145,223	156,543	5.39%
2014	10,473	335,257	345,730	6.82%
2015	8,946	150,000	158,946	5.40%
Thereafter	35,820	952,532	988,352	7.15%
Sub-total	82,303	1,813,160	1,895,463
Adjustment for unamortized debt
discount/premium and acquisition
mark-to-market, net, as of
June 30, 2011	(26,211)	--	(26,211)

Totals/Weighted Average	$ 56,092	$1,813,160	$1,869,252	6.57%

(a)   Actual weighted average LIBOR contract rates relating to the Company’s outstanding debt as of June 30, 2011 of 0.19 percent was used in calculating revolving credit facility and other variable rate debt interest rates.

Senior Unsecured Notes:
The terms of the Company’s senior unsecured notes (which totaled approximately $1.1 billion as of June 30, 2011) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

Unsecured Revolving Credit Facility:
The Company has an unsecured revolving credit facility with a borrowing capacity of $775 million. The interest rate on outstanding borrowings (not electing the Company’s competitive bid feature) is LIBOR plus 55 basis points at the BBB/Baa2 pricing level.  The facility matures in June 2012.  As of July 25, 2011, the Company had $55 million of outstanding borrowings under its unsecured revolving credit facility.

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

The interest rate and the facility fee are subject to adjustment, on a sliding scale, based upon the company’s unsecured debt ratings.  In the event of a change in the Company’s unsecured debt rating, the interest and facility fee rates will be adjusted in accordance with the following table:

Company’s	Interest Rate –
Unsecured Debt Ratings:	Applicable Basis Points	Facility Fee
S&P/Moody’s/Fitch (a)	Above LIBOR	Basis Points
No ratings or less than BBB-/Baa3/BBB-	100.0	25.0
BBB-/Baa3/BBB-	75.0	20.0
BBB/Baa2/BBB (current)	55.0	15.0
BBB+/Baa1/BBB+	42.5	15.0
A-/A3/A- or higher	37.5	12.5

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

Money Market Loan:
The Company entered into an agreement with JPMorgan Chase Bank to participate in a noncommitted money market loan program (“Money Market Loan”).  The Money Market Loan is an unsecured borrowing of up to $75 million arranged by JPMorgan Chase Bank (“the lender”) with maturities of 30 days or less.  The rate of interest on the Money Market Loan borrowing is set at the time of each borrowing.  As of June 30, 2011, the Company had no outstanding borrowings under its Money Market Loan program.

Mortgages, Loans Payable and Other Obligations:
The Company has mortgages, loans payable and other obligations which consist of various loans collateralized by certain of the Company’s rental properties.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

Debt Strategy:
The Company does not intend to reserve funds to retire the Company’s senior unsecured notes, borrowings under its unsecured revolving credit facility, or its mortgages, loans payable and other obligations upon maturity.  Instead, the Corporation or Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates.  If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility.  As of July 25, 2011, the Company had $55 million of outstanding borrowings under its $775 million unsecured revolving credit facility and no outstanding borrowings under the Money Market Loan.  The Company is reviewing various refinancing options, including the purchase of its senior unsecured notes in privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt, common and preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during 2011.  The Company currently anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs in the short term.  However, if these sources of funds are insufficient or unavailable, due to current economic conditions or otherwise, the Corporation’s ability to make the expected distributions discussed in “REIT Restrictions” above may be adversely affected.

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

The following table presents the changes in the Corporation’s issued and outstanding shares of Common Stock and the Company’s common units for the six months ended June 30, 2011:

	Common	Common
	Stock	Units	Total
Outstanding at January 1, 2011	79,605,474	13,007,668	92,613,142
Common stock offering	7,187,500	--	7,187,500
Stock options exercised	53,010	--	53,010
Common units redeemed for Common Stock	201,542	(201,542)	--
Shares issued under Dividend Reinvestment
and Stock Purchase Plan	2,897	--	2,897

Outstanding at June 30, 2011	87,050,423	12,806,126	99,856,549

Share Repurchase Program:
The Corporation has a share repurchase program which was authorized by its Board of Directors in September 2007 to purchase up to $150 million of the Corporation’s outstanding common stock (“Repurchase Program”), which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions. As of June 30, 2011, the Corporation has a remaining authorization under the Repurchase Program of $46 million.  Concurrent with any repurchases of common stock by the Corporation, the Corporation sells to the Company an equal number of common units.

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

Shelf Registration Statements:
The Corporation has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the Corporation, under which no securities have been sold as of July 25, 2011.

The Corporation and the Company also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the Corporation and debt securities of the Company, under which no securities have been sold as of July 25, 2011.

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

Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt (principal and interest), PILOT agreements, ground lease and other agreements as of June 30, 2011:

	Payments Due by Period
		Less than 1	1 – 3	4 – 5	6 – 10	After 10
(dollars in thousands)	Total	Year	Years	Years	Years	Years
Senior unsecured notes	$ 1,446,302	$166,119	$532,482	$429,888	$317,813	--
Revolving credit facility	9,000	9,000	--	--	--	--
Mortgages, loans payable
and other obligations	1,044,950	69,697	164,917	283,745	507,761	$18,830
Payments in lieu of taxes
(PILOT)	47,956	4,407	13,222	8,815	21,512	--
Ground lease payments	18,331	371	1,087	690	1,179	15,004
Total	$ 2,566,539	$249,594	$711,708	$723,138	$848,265	$33,834

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

Approximately $1.8 billion of the Company’s long-term debt as of June 30, 2011 bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates.  The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.  The interest rates on the Company’s variable rate debt as of June 30, 2011 ranged from LIBOR plus 55 basis points to LIBOR plus 200 basis points.  If market rates of interest on the Company’s variable rate debt increased or decreased by 10 percent, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $200,000 annually.

June 30, 2011
Debt,										Fair
including current portion ($’s in thousands)	7/1/11- 12/31/11	2012	2013	2014	2015	Thereafter	Sub-total	Other (a)	Total	Value

Fixed Rate	$ 5,057	$220,835	$156,543	$345,730	$158,946	$988,352	$1,875,463	$(26,211)	$1,849,252	$1,995,880
Average Interest Rate	7.71%	6.21%	5.39%	6.82%	5.40%	7.15%			6.62%

Variable Rate	$11,000	$ 9,000					$ 20,000	--	$ 20,000	$ 19,924

(a)   Adjustment for unamortized debt discount/premium and mark-to-market, net, as of June 30, 2011.

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

Item 1A.    Risk Factors

None.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)               COMMON STOCK
During the three months ended June 30, 2011, the Corporation issued 72,278 shares of common stock to holders of common units in the Company upon the redemption of such common units in private offerings pursuant to Section 4(2) of the Securities Act.  The holders of the common units were limited partners of the Company and accredited investors under Rule 501 of the Securities Act.  The common units were redeemed for an equal number of shares of common stock.  The Corporation has registered the resale of such shares under the Securities Act.

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

Mack-Cali Realty, L.P.
(Registrant)

	By:	Mack-Cali Realty Corporation
its General Partner

Date: July 27, 2011	By:	/s/ Mitchell E. Hersh
Mitchell E. Hersh
President and
Chief Executive Officer
(principal executive officer)

Date: July 27, 2011	By:	/s/ Barry Lefkowitz
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

101.1*
The following financial statements from Mack-Cali Realty, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statement of Changes in Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

* filed herewith