Form 10-Q
period 2011-09-30
MACK CALI REALTY L P
filed 2011-10-27
CIK 1067063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

MACK-CALI REALTY, L.P.

FORM 10-Q

INDEX

Part I	Financial Information		Page

	Item 1.	Financial Statements (unaudited):

		Consolidated Balance Sheets as of September 30, 2011
		and December 31, 2010	4

		Consolidated Statements of Operations for the three and nine months
		ended September 30, 2011 and 2010	5

		Consolidated Statement of Changes in Equity for the nine months
		ended September 30, 2011	6

		Consolidated Statements of Cash Flows for the nine months
		ended September 30, 2011 and 2010	7

		Notes to Consolidated Financial Statements	8-35

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	36-52

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52-53

	Item 4.	Controls and Procedures	53

Part II	Other Information

	Item 1.	Legal Proceedings	54

	Item 1A.	Risk Factors	54

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54

	Item 3.	Defaults Upon Senior Securities	54

	Item 4.	(Removed and Reserved)	54

	Item 5.	Other Information	54-55

	Item 6.	Exhibits	55

Signatures			56

Exhibit Index			57-71

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

The results of operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts) (unaudited)

	September 30,	December 31,
ASSETS	2011	2010
Rental property
Land and leasehold interests	$772,980	$771,960
Buildings and improvements	3,988,926	3,970,177
Tenant improvements	487,086	470,098
Furniture, fixtures and equipment	4,289	4,485
	5,253,281	5,216,720
Less – accumulated depreciation and amortization	(1,369,218)	(1,278,985)
Net investment in rental property	3,884,063	3,937,735
Cash and cash equivalents	15,854	21,851
Investments in unconsolidated joint ventures	31,991	34,220
Unbilled rents receivable, net	131,867	126,917
Deferred charges and other assets, net	217,850	212,038
Restricted cash	19,631	17,310
Accounts receivable, net of allowance for doubtful accounts
of $2,575 and $2,790	8,616	12,395

Total assets	$4,309,872	$4,362,466

LIABILITIES AND EQUITY
Senior unsecured notes	$1,119,063	$1,118,451
Revolving credit facility	27,000	228,000
Mortgages, loans payable and other obligations	740,437	743,043
Dividends and distributions payable	45,461	42,176
Accounts payable, accrued expenses and other liabilities	130,391	101,944
Rents received in advance and security deposits	52,224	57,877
Accrued interest payable	16,875	27,038
Total liabilities	2,131,451	2,318,529
Commitments and contingencies

Partners’ Capital:
General Partner, 10,000 and 10,000 preferred units outstanding	--	24,836
General Partner, 87,141,716 and 79,605,474 common units outstanding	1,841,650	1,667,450
Limited partners, 12,771,105 and 13,007,668 common units outstanding,	334,740	349,205
Total Mack-Cali Realty, L.P. partners’ capital	2,176,390	2,041,491

Noncontrolling interests in consolidated joint ventures	2,031	2,446

Total equity	2,178,421	2,043,937

Total liabilities and equity	$4,309,872	$4,362,466

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
REVENUES	2011	2010	2011	2010
Base rents	$149,700	$150,064	$448,775	$452,449
Escalations and recoveries from tenants	21,601	26,420	73,211	78,376
Construction services	2,359	16,475	8,984	49,694
Real estate services	1,354	2,014	3,737	5,660
Other income	2,141	2,983	9,885	9,145
Total revenues	177,155	197,956	544,592	595,324

EXPENSES
Real estate taxes	14,503	24,913	63,934	72,986
Utilities	20,144	20,831	57,136	57,066
Operating services	28,014	27,345	87,478	84,099
Direct construction costs	2,290	15,884	8,656	47,588
General and administrative	8,683	8,992	26,538	26,064
Depreciation and amortization	48,498	47,978	144,914	143,942
Total expenses	122,132	145,943	388,656	431,745
Operating income	55,023	52,013	155,936	163,579

OTHER (EXPENSE) INCOME
Interest expense	(31,489)	(36,941)	(94,191)	(113,347)
Interest and other investment income	10	34	30	73
Equity in earnings (loss) of unconsolidated joint ventures	539	475	1,174	213
Total other (expense) income	(30,940)	(36,432)	(92,987)	(113,061)
Income from continuing operations	24,083	15,581	62,949	50,518
Discontinued operations:
Income (loss) from discontinued operations	--	--	--	242
Realized gains (losses) and unrealized losses
on disposition of rental property, net	--	--	--	4,447
Total discontinued operations, net	--	--	--	4,689
Net income	24,083	15,581	62,949	55,207
Noncontrolling interest in consolidated joint ventures	96	108	308	281
Preferred unit distributions	(664)	(500)	(1,664)	(1,500)
Net income available to common unitholders	$23,515	$15,189	$61,593	$53,988

Basic earnings per common unit:
Income from continuing operations	$0.24	$0.16	$0.63	$0.53
Discontinued operations	--	--	--	0.05
Net income available to common unitholders	$0.24	$0.16	$0.63	$0.58

Diluted earnings per common unit:
Income from continuing operations	$0.24	$0.16	$0.62	$0.53
Discontinued operations	--	--	--	0.05
Net income available to common unitholders	$0.24	$0.16	$0.62	$0.58

Basic weighted average units outstanding	99,818	92,377	98,513	92,357

Diluted weighted average units outstanding	99,917	92,464	98,631	92,467

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands) (unaudited)

	General	General	Limited	General	General	Limited	Noncontrolling
	Partner	Partner	Partners	Partner	Partner	Partners	Interests in
	Preferred	Common	Common	Preferred	Common	Common	Consolidated	Total
	Units	Units	Units	Unitholders	Unitholders	Unitholders	Joint Ventures	Equity
Balance at January 1, 2011	10	79,605	13,008	$24,836	$1,667,450	$349,205	$2,446	$2,043,937
Net income	--	--	--	1,664	53,562	8,031	(308)	62,949
Distributions	--	--	--	(1,664)	(117,507)	(17,305)	--	(136,476)
General partner common unit offering	--	7,188	--	--	227,374	--	--	227,374
Decrease in Noncontrolling interests	--	--	--	--	--	--	(107)	(107)
Redemption of limited partners common
units for shares of general partner
common units	--	237	(237)	--	5,191	(5,191)	--	--
Units issued under Dividend
Reinvestment and Stock Purchase Plan	--	4	--	--	139	--	--	139
Contributions – proceeds from stock
options exercised	--	108	--	--	3,048	--	--	3,048
Stock compensation	--	--	--	--	2,393	--	--	2,393
Accrued redemption of preferred stock	--	--	--	(24,836)	--	--	--	(24,836)
Balance at September 30, 2011	10	87,142	12,771	--	$1,841,650	$334,740	$2,031	$2,178,421

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended
	September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2011	2010
Net income	$62,949	$55,207
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	144,481	143,124
Depreciation and amortization on discontinued operations	--	409
Amortization of stock compensation	2,393	2,173
Amortization of deferred financing costs and debt discount	1,752	2,021
Equity in earnings of unconsolidated joint venture, net	(1,174)	(213)
Realized gains on disposition of rental property	--	(4,447)
Distributions of cumulative earnings from unconsolidated
joint ventures	2,482	313
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(4,927)	(5,034)
Increase in deferred charges and other assets, net	(31,238)	(22,964)
Decrease (increase) in accounts receivable, net	3,779	(6,602)
Increase in accounts payable, accrued expenses
and other liabilities	5,928	3,376
Decrease in rents received in advance and security deposits	(5,653)	(4,980)
Decrease in accrued interest payable	(10,163)	(18,429)

Net cash provided by operating activities	$170,609	$143,954

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to rental property and related intangibles	$(65,230)	$(47,175)
Investment in unconsolidated joint ventures	(334)	(833)
Distributions in excess of cumulative earnings from
unconsolidated joint ventures	1,280	438
(Increase) decrease in restricted cash	(2,321)	1,292

Net cash used in investing activities	$(66,605)	$(46,278)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$219,000	--
Repayment of revolving credit facility	(420,000)	--
Repayment of senior unsecured notes	--	$(150,000)
Proceeds from offering of common stock	227,374	--
Repayment of mortgages, loans payable and other obligations	(6,382)	(6,032)
Payment of financing costs	(14)	(2,010)
Proceeds from stock options exercised	3,048	1,473
Payment of dividends and distributions	(133,027)	(126,354)

Net cash used in financing activities	$(110,001)	$(282,923)

Net decrease in cash and cash equivalents	$(5,997)	$(185,247)
Cash and cash equivalents, beginning of period	21,851	291,059

Cash and cash equivalents, end of period	$15,854	$105,812

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.      ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION
Mack-Cali Realty, L.P., a Delaware limited partnership, together with its subsidiaries (collectively, the “Company” or "Operating Partnership"), was formed on May 31, 1994 to conduct the business of, providing leasing, management, acquisition, development, construction and tenant-related services for its sole general partner, Mack-Cali Realty Corporation (“the Corporation” or “General Partner”).  The Company, through its operating divisions and subsidiaries, including the Mack-Cali property-owning partnerships and limited liability companies (collectively, the “Property Partnerships”) is the entity through which all of the General Partner’s operations are conducted.

The General Partner is a fully-integrated self-administered, self-managed real estate investment trust (“REIT”). The General Partner controls the Company as its sole general partner and owned an 87.2 percent and 86.0 percent common unit interest in the Company as of September 30, 2011 and December 31, 2010, respectively.

The General Partner’s business is the ownership of interests in and operation of the Company, and all of the General Partner’s expenses are incurred for the benefit of the Company. The General Partner is reimbursed by the Company for all expenses it incurs relating to the ownership and operation of the Company.

As of September 30, 2011, the Company owned or had interests in 278 properties plus developable land (collectively, the “Properties”).  The Properties aggregate approximately 32.4 million square feet, which are comprised of 266  buildings, primarily office and office/flex buildings totaling approximately 32.0 million square feet (which include eight buildings, primarily office buildings aggregating approximately 1.2 million square feet owned by unconsolidated joint ventures in which the Company has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, two retail properties totaling approximately 17,300 square feet, one hotel (which is owned by an unconsolidated joint venture in which the Company has an investment interest) and three parcels of land leased to others.  The Properties are located in five states, primarily in the Northeast, plus the District of Columbia.

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

2.      SIGNIFICANT ACCOUNTING POLICIES

Rental
Property
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized. Pursuant to the Company’s adoption of ASC 805, Business Combinations, effective January 1, 2009, acquisition-related costs are expensed as incurred.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Included in total rental property is construction, tenant improvement and development in-progress of $30,948,000 and $65,990,000 as of September 30, 2011 and December 31, 2010, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

Deferred
Financing Costs
Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $584,000 and $646,000 for the three months ended September 30, 2011 and 2010, respectively, and $1,752,000 and $2,021,000 for the nine months ended September 30, 2011 and 2010, respectively.

Deferred
Leasing Costs
Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.  Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Corporation are compensated for providing leasing services to the Properties.  The portion of such compensation, which is capitalized and amortized, approximated $1,099,000 and $872,000 for the three months ended September 30, 2011 and 2010, respectively, and $3,135,000 and $2,728,000 for the nine months ended September 30, 2011 and 2010, respectively.

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

In the normal course of business, the Company or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable.  As of September 30, 2011, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are generally from the year 2006 forward.

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

Distributions
Payable
The distributions payable at September 30, 2011 represents distributions payable to preferred unitholders (10,000 Series C preferred units) and common unitholders (99,913,109 units), for all such holders of record as of October 5, 2011 with respect to the third quarter 2011.  The third quarter 2011 preferred unit distributions of $50.00 per preferred unit and common unit distributions of $0.45 per common unit were approved by the Corporation’s Board of Directors on September 14, 2011.  The common unit distributions payable were paid on October 11, 2011.  The preferred unit distributions payable were paid on October 17, 2011.

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

In 2002, the Company adopted the provisions of ASC 718, Compensation-Stock Compensation.  In 2006, the Company adopted the amended guidance, which did not have a material effect on the Company’s financial position and results of operations.  These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”) and stock options at the grant date be amortized ratably into expense over the appropriate vesting period.  The Company recorded restricted stock expense of $690,000 and $626,000 for the three months ended September 30, 2011 and 2010, respectively, and $2,070,000 and $1,869,000 for the nine months ended September 30, 2011 and 2010, respectively.

Other
Comprehensive
Income	Other comprehensive income (loss) includes items that are recorded in equity, such as unrealized holding gains or losses on marketable securities available for sale.

3.	REAL ESTATE TRANSACTION

The following office property commenced initial operations during the nine months ended September 30, 2011:  (dollars in thousands)

			# of	Rentable	Investment by
Date	Property/Address	Location	Bldgs.	Square Feet	Company (a)
05/01/11	55 Corporate Drive	Bridgewater, New Jersey	1	204,057	$46,340

Total Properties Commencing Initial Operations:			1	204,057	$46,340

(a)Amount is as of September 30, 2011.

4.      INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

The debt of the Company’s unconsolidated joint ventures generally is non-recourse to the Company, except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions, material misrepresentations, and as otherwise indicated below.

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

The venture has a mortgage loan with a balance as of September 30, 2011 of $65.4 million collateralized by the hotel property.  The loan carries an interest rate of 6.15 percent and matures in November 2016.  The venture has a loan with a balance as of September 30, 2011 of $5.5 million with the City of Jersey City, provided by the U.S. Department of Housing and Urban Development.  The loan currently bears interest at fixed rates ranging from 6.09 percent to 6.62 percent and matures in August 2020.  The Company has posted a $5.5 million letter of credit in support of this loan, half of which is indemnified by Hyatt.

RED BANK CORPORATE PLAZA
The Company has a joint venture with The PRC Group, which owns Red Bank Corporate Plaza, a 92,878 square foot office building located in Red Bank, New Jersey.  The property is fully leased to Hovnanian Enterprises, Inc. through September 30, 2017.  The Company holds a 50 percent interest in the venture.

The venture had a $20.3 million loan with a commercial bank collateralized by the office property, which bore interest at a rate of the London Interbank Offered Rate (“LIBOR”) plus 125 basis points and was scheduled to mature in May 2011.  In May 2011, the venture paid the lender $1.7 million and refinanced the remainder of the loan.  The new loan, with a balance of $18.3 million at September 30, 2011, bears interest at a rate of LIBOR plus 300 basis points and matures on May 17, 2016.  LIBOR was 0.24 percent at September 30, 2011.  The loan includes contingent guarantees for a portion of the principal by the Company based on certain conditions.  On September 22, 2011, the interest rate on 75 percent of the loan principal was swapped to an all-in fixed rate of 3.99375 percent effective from October 17, 2011 through maturity.

The Company performs management, leasing and other services for the property owned by the joint venture and recognized $24,000 and $24,000 in fees for such services in the three months ended September 30, 2011 and 2010, respectively, and $72,000 and $72,000 for the nine months ended September 30, 2011 and 2010, respectively.

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

The Company performs management, leasing, and construction services for properties owned by the unconsolidated joint ventures and recognized $108,000 and $223,000 in income for such services in the three months ended September 30, 2011 and 2010, respectively, and $382,000 and $690,000 in income for the nine months ended September 30, 2011 and 2010, respectively.

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

The Company had performed management services for PFV and recognized $0 and $87,000 for such services in the three and nine months ended September 30, 2011 and management, leasing, and other services for PFV prior to its sale and recognized $371,000 and $992,000 in income for such services in the three and nine months ended September 30, 2010, respectively.

GALE KIMBALL, L.L.C.
On June 15, 2006, the Company acquired an 8.33 percent indirect interest in 100 Kimball Drive LLC (“100 Kimball”), which developed and placed in service a 175,000 square foot office property that is leased to a single tenant, located at 100 Kimball Drive, Parsippany, New Jersey (the “Kimball Property”).

On December 10, 2010, 100 Kimball sold its office property for approximately $60 million, realizing a gain on the sale of $19.8 million (of which the Company’s share of $1.6 million is included in equity in earnings for the year ended December 31, 2010).  As a result of the sale the Company received a distribution of approximately $5.4 million, of which $2.4 million was paid out pursuant to the Participation Rights (see Note 11: Noncontrolling Interests in Consolidated Joint Ventures – Participation Rights).

The Company had performed management, leasing, and other services for the property prior to its sale and recognized $71,000 and $213,300 in income for such services in the three and nine months ended September 30, 2010, respectively.

12 VREELAND ASSOCIATES, L.L.C.
On September 8, 2006, the Company entered into a joint venture to form M-C Vreeland, LLC (“M-C Vreeland”), for the sole purpose of acquiring 50 percent membership interest in 12 Vreeland Associates, L.L.C., an entity owning an office property located at 12 Vreeland Road, Florham Park, New Jersey.

The operating agreement of M-C Vreeland provides, among other things, for the Participation Rights (see Note 11: Noncontrolling Interests in Consolidated Joint Ventures – Participation Rights).

The office property at 12 Vreeland is a 139,750 square foot office building.  The property is subject to a fully-amortizing mortgage loan, which matures on July 1, 2012, and bears interest at 6.9 percent per annum.  As of September 30, 2011, the outstanding balance on the mortgage note was $1.8 million.

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

The operating agreement of M-C Jefferson provides, among other things, for the Participation Rights (see Note 11: Noncontrolling Interests in Consolidated Joint Ventures – Participation Rights).  The operating agreements of Gale Jefferson, L.L.C. (“Gale Jefferson”), which is owned 33.33 percent by M-C Jefferson and 66.67 percent by the Hampshire Generational Fund, L.L.C. (“Hampshire”) provides, among other things, for the distribution of net cash flow, first, in accordance with its member’s respective interests until each member is provided, as a result of such distributions, with an annual 12 percent compound return on the Member’s Capital Contributions, as defined in the operating agreement and secondly, 50 percent to each of the Company and Hampshire.

One Jefferson had a loan in the amount of $21 million at September 30, 2011 and bore interest at a rate of LIBOR plus 160 basis points which was repaid on October 24, 2011.  On October 24, 2011, One Jefferson obtained a new loan in the amount of $20.2 million.  The new loan bears interest at a rate of one-month LIBOR plus 160 basis points and matures on October 24, 2012 with a one year extension option, subject to the payment of a fee and certain other conditions.

The Company performs management, leasing and other services for Gale Jefferson and recognized $39,000 and $336,000 in income (net of $0 and $1.3 million in direct costs) for such services for the three months ended September 30, 2011 and 2010, respectively, and $118,000 and $467,500 in income (net of $0 and $5.3 million in direct costs) for the nine months ended September 30, 2011 and 2010, respectively.

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of September 30, 2011 and December 31, 2010. (dollars in thousands)

	September 30, 2011
	Plaza		Red Bank		Princeton			Boston-
	VIII & IX	Harborside	Corporate	Gramercy	Forrestal	Gale	12	Downtown	Gale	Combined
	Associates	South Pier	Plaza	Agreement	Village	Kimball	Vreeland	Crossing	Jefferson	Total
Assets:
Rental property, net	$ 8,488	$ 60,937	$ 23,020	$ 39,578	--	--	$ 13,415	--	--	$ 145,438
Other assets	746	12,430	2,791	5,767	$ 181	$ 44	175	$ 46,080	$ 2,657	70,871
Total assets	$ 9,234	$ 73,367	$ 25,811	$ 45,345	$ 181	$ 44	$ 13,590	$ 46,080	$ 2,657	$ 216,309
Liabilities and
partners’/members’
capital (deficit):
Mortgages, loans
payable and other
obligations	--	$ 70,964	$ 18,280	$ 50,978	--	--	$ 1,752	--	--	$ 141,974
Other liabilities	$ 532	4,745	58	1,196	$ 61	--	--	--	--	6,592
Partners’/members’
capital (deficit)	8,702	(2,342)	7,473	(6,829)	120	$ 44	11,838	$ 46,080	$ 2,657	67,743
Total liabilities and
partners’/members’
capital (deficit)	$ 9,234	$ 73,367	$ 25,811	$ 45,345	$ 181	$ 44	$ 13,590	$ 46,080	$ 2,657	$ 216,309
Company’s
investment
in unconsolidated
joint ventures, net	$ 4,273	$ (70)	$ 3,607	--	--	--	$ 10,103	$ 13,015	$ 1,063	$ 31,991

	December 31, 2010
	Plaza		Red Bank		Princeton			Boston-
	VIII & IX	Harborside	Corporate	Gramercy	Forrestal	Gale	12	Downtown	Gale	Combined
	Associates	South Pier	Plaza	Agreement	Village	Kimball	Vreeland	Crossing	Jefferson	Total
Assets:
Rental property, net	$ 8,947	$ 64,964	$ 23,594	$ 40,786	--	--	$ 14,081	--	--	$ 152,372
Other assets	906	11,681	6,422	6,261	$ 1,435	$ 51	734	$ 46,111	$ 2,440	76,041
Total assets	$ 9,853	$ 76,645	$ 30,016	$ 47,047	$ 1,435	$ 51	$ 14,815	$ 46,111	$ 2,440	$ 228,413
Liabilities and
partners’/members’
capital (deficit):
Mortgages, loans
payable and other
obligations	--	$ 72,168	$ 20,424	$ 50,978	--	--	$ 3,161	--	--	$ 146,731
Other liabilities	$ 529	4,356	89	1,719	$ 612	--	--	--	--	7,305
Partners’/members’
capital (deficit)	9,324	121	9,503	(5,650)	823	$ 51	11,654	$ 46,111	$ 2,440	74,377
Total liabilities and
partners’/members’
capital (deficit)	$ 9,853	$ 76,645	$ 30,016	$ 47,047	$ 1,435	$ 51	$ 14,815	$ 46,111	$ 2,440	$ 228,413
Company’s
investment
in unconsolidated
joint ventures, net	$ 4,584	$ 1,161	$ 4,598	--	--	--	$ 9,860	$ 13,022	$ 995	$ 34,220

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three months ended September 30, 2011 and 2010.  (dollars in thousands)

Three Months Ended September 30, 2011
	Plaza		Red Bank		Princeton			Boston-
	VIII & IX	Harborside	Corporate	Gramercy	Forrestal	Gale	12	Downtown	Gale	Combined
	Associates	South Pier	Plaza	Agreement	Village	Kimball	Vreeland	Crossing	Jefferson	Total
Total revenues	$ 272	$ 9,558	$ 832	$ 1,340	--	--	$ 663	--	$ 75	$ 12,740
Operating and other	(58)	(6,296)	(231)	(968)	--	--	(93)	$ (362)	--	(8,008)
Depreciation and amortization	(154)	(1,415)	(226)	(449)	--	--	(261)	--	--	(2,505)
Interest expense	--	(1,112)	(167)	(384)	--	--	(41)	--	--	(1,704)

Net income	$ 60	$ 735	$ 208	(461)	--	--	$ 268	$ (362)	$ 75	$ 523
Company’s equity in earnings
(loss) of unconsolidated
joint ventures	$ 31	$ 361	$ 104	--	--	--	$ 134	$ (115)	$ 24	$ 539

Three Months Ended September 30, 2010
	Plaza		Red Bank		Princeton			Boston-
	VIII & IX	Harborside	Corporate	Gramercy	Forrestal	Gale	12	Downtown	Gale	Combined
	Associates	South Pier	Plaza	Agreement	Village	Kimball	Vreeland	Crossing	Jefferson	Total
Total revenues	$ 221	$ 9,916	$ 827	$ 2,692	$ 3,149	$ 66	$ 603	--	--	$ 17,474
Operating and other	(58)	(6,751)	(263)	(1,464)	(1,954)	--	(57)	$ (381)	$ 16	(10,912)
Depreciation and amortization	(154)	(1,307)	(225)	(1,106)	(790)	--	(316)	--	--	(3,898)
Interest expense	--	(1,134)	(83)	(606)	(422)	--	(72)	--	--	(2,317)

Net income	$ 9	$ 724	$ 256	$ (484)	$ (17)	$ 66	$ 158	$ (381)	$ 16	$ 347
Company’s equity in earnings
(loss) of unconsolidated
joint ventures	$ 5	$ 361	$ 128	--	$ (11)	$ 22	$ 79	$ (114)	$ 5	$ 475

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the nine months ended September 30, 2011 and 2010.  (dollars in thousands)

Nine Months Ended September 30, 2011
	Plaza		Red Bank		Princeton			Boston-
	VIII & IX	Harborside	Corporate	Gramercy	Forrestal	Gale	12	Downtown	Gale	Combined
	Associates	South Pier	Plaza	Agreement	Village	Kimball	Vreeland	Crossing	Jefferson	Total
Total revenues	$ 721	$ 28,008	$ 2,424	$ 4,674	--	--	$ 1,653	--	$ 217	$ 37,697
Operating and other	(160)	(18,860)	(601)	(2,860)	--	--	(145)	$ (1,113)	--	(23,739)
Depreciation and amortization	(460)	(4,254)	(677)	(1,781)	--	--	(892)	--	--	(8,064)
Interest expense	--	(3,357)	(376)	(1,167)	--	--	(129)	--	--	(5,029)

Net income	$ 101	$ 1,537	$ 770	$ (1,134)	--	--	$ 487	$ (1,113)	$ 217	$ 865
Company’s equity in earnings
(loss) of unconsolidated
joint ventures	$ 51	$ 768	$ 385	--	--	--	$ 243	$ (340)	$ 67	$ 1,174

Nine Months Ended September 30, 2010
	Plaza		Red Bank		Princeton			Boston-
	VIII & IX	Harborside	Corporate	Gramercy	Forrestal	Gale	12	Downtown	Gale	Combined
	Associates	South Pier	Plaza	Agreement	Village	Kimball	Vreeland	Crossing	Jefferson	Total
Total revenues	$ 673	$ 24,300	$ 3,407	$ 17,200	$ 9,577	$ 188	$ 1,593	--	--	$ 56,938
Operating and other	(154)	(17,627)	(694)	(4,453)	(5,515)	--	(147)	$ (890)	$ (136)	(29,616)
Depreciation and amortization	(460)	(3,742)	(676)	(3,058)	(2,509)	--	(947)	--	--	(11,392)
Interest expense	--	(3,320)	(252)	(1,887)	(1,274)	--	(211)	--	--	(6,944)

Net income	$ 59	$ (389)	$ 1,785	$ 7,802	$ 279	$ 188	$ 288	$ (890)	$ (136)	$ 8,986
Company’s equity in earnings
(loss) of unconsolidated
joint ventures	$ 30	$ (267)	$ 511	--	$ 36	$ 64	$ 144	$ (267)	$ (38)	$ 213

5.	DEFERRED CHARGES AND OTHER ASSETS

	September 30,	December 31,
(dollars in thousands)	2011	2010
Deferred leasing costs	$254,959	$241,281
Deferred financing costs	20,163	20,149
	275,122	261,430
Accumulated amortization	(125,383)	(120,580)
Deferred charges, net	149,739	140,850
In-place lease values, related intangible and other assets, net	31,230	41,155
Prepaid expenses and other assets, net	36,881	30,033

Total deferred charges and other assets, net	$217,850	$212,038

6.	DISCONTINUED OPERATIONS

The Company did not dispose of any properties during the nine months ended September 30, 2011.

On June 1, 2010, the Company disposed of its 150,050 square foot office property located at 105 Challenger Road in Ridgefield Park, New Jersey and recorded a gain on the disposal of the office property of approximately $4.4 million.  The Company has presented this property as discontinued operations in its statement of operations for all periods presented.

The following table summarizes income from discontinued operations and the related realized gains (losses) and unrealized losses on disposition of rental property, net, for the nine months period ended September 30, 2010 (no operations in 2011).  (dollars in thousands)

Nine Months Ended
September 30,
2010
Total revenues	$ 2,255
Operating and other expenses	(1,173)
Depreciation and amortization	(409)
Interest expense (net of interest income)	(431)

Income from discontinued operations before
gains (losses) and unrealized losses on
disposition of rental property	242
Realized gains (losses) and unrealized losses on
disposition of rental property, net	4,447

Total discontinued operations, net	$4,689

7.      SENIOR UNSECURED NOTES

A summary of the Company’s senior unsecured notes as of September 30, 2011 and December 31, 2010 is as follows:  (dollars in thousands)

	September 30,	December 31,	Effective
	2011	2010	Rate (1)
5.250% Senior Unsecured Notes, due January 15, 2012	$ 99,939	$ 99,793	5.457%
6.150% Senior Unsecured Notes, due December 15, 2012	94,315	93,946	6.894%
5.820% Senior Unsecured Notes, due March 15, 2013	25,944	25,861	6.448%
4.600% Senior Unsecured Notes, due June 15, 2013	99,951	99,930	4.742%
5.125% Senior Unsecured Notes, due February 15, 2014	200,570	200,749	5.110%
5.125% Senior Unsecured Notes, due January 15, 2015	149,694	149,625	5.297%
5.800% Senior Unsecured Notes, due January 15, 2016	200,332	200,389	5.806%
7.750% Senior Unsecured Notes, due August 15, 2019	248,318	248,158	8.017%

Total Senior Unsecured Notes	$1,119,063	$1,118,451

(1) Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount/premium on the notes, as applicable.

8.      UNSECURED REVOLVING CREDIT FACILITY

On October 21, 2011, the Company amended and restated its unsecured revolving credit facility with a group of 20 lenders.  The $600 million facility is expandable to $1 billion and matures in October 2015. It has a one year extension option with the payment of a 20 basis point fee. The interest rate on outstanding borrowings (not electing the Company’s competitive bid feature) and the facility fee on the current borrowing capacity payable quarterly in arrears are based upon the Company’s unsecured debt ratings, as follows:

Operating Partnership’s	Interest Rate –
Unsecured Debt Ratings:	Applicable Basis Points	Facility Fee
Higher of S&P or Moody’s	Above LIBOR	Basis Points
No ratings or less than BBB-/Baa3	185.0	45.0
BBB- or Baa3	150.0	35.0
BBB or Baa2(current)	125.0	25.0
BBB+or Baa1	107.5	20.0
A-or A3 or higher	100.0	17.5

The facility has a competitive bid feature, which allows the Company to solicit bids from lenders under the facility to borrow up to $300 million at interest rates less than those above.

The terms of the unsecured facility include certain restrictions and covenants which limit, among other things the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties (to the extent that: (i) such property dispositions cause the Company to default on any of the financial ratios of the facility described below, or (ii) the property dispositions are completed while the Company is under an event of default under the facility, unless, under certain circumstances, such disposition is being carried out to cure such default), and which require compliance with financial ratios relating to the maximum leverage ratio, the maximum amount of secured indebtedness, the minimum amount of tangible net worth, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property interest coverage and certain investment limitations.  If an event of default has occurred and is continuing, the Company will not make any excess distributions except to enable the Company to continue to qualify as a REIT under the Code.

The lending group for the credit facility consists of: JPMorgan Chase Bank, N.A., as administrative agent; Bank of America, N.A., as syndication agent; Deutsche Bank Trust Company Americas; US Bank National Association and Wells Fargo Bank, N.A., as documentation agents; Capital One, N.A.; Citicorp North America, Inc.; Comerica Bank; PNC Bank, National Association; SunTrust Bank; The Bank of New York Mellon; The Bank of Tokyo-Mitsubishi UFJ, LTD., as managing agents; and Compass Bank; Branch Banking and Trust Company; TD Bank, N.A.; Citizens Bank of Pennsylvania; Chang Hwa Commercial Bank, LTD., New York Branch; Mega International Commercial Bank Co., LTD., New York Branch; First Commercial Bank, New York Branch; and Hua Nan Commercial Bank, LTD., New York Agency, as participants.

As of September 30, 2011 and December 31, 2010, the Company had outstanding borrowings of $27 million and $228 million, respectively, under its unsecured revolving credit facility.

Through October 20, 2011, the Company had a $775 million unsecured revolving credit facility.  The interest rate on outstanding borrowings (not electing the Company’s competitive bid feature) was LIBOR plus 55 basis points.

MONEY MARKET LOAN
The Company has an agreement with JPMorgan Chase Bank to participate in a noncommitted money market loan program (“Money Market Loan”).  The Money Market Loan is an unsecured borrowing of up to $75 million arranged by JPMorgan Chase Bank with maturities of 30 days or less.  The rate of interest on the Money Market Loan borrowing is set at the time of each borrowing.  As of September 30, 2011 and December 31, 2010, the Company had no outstanding borrowings under the Money Market Loan.

9.      MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties.  As of September 30, 2011, 32 of the Company’s properties, with a total book value of approximately $957,498,000 are encumbered by the Company’s mortgages and loans payable.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

A summary of the Company’s mortgages, loans payable and other obligations as of September 30, 2011 and December 31, 2010 is as follows: (dollars in thousands)

		Effective
		Interest	September 30,	December 31,
Property Name	Lender	Rate (a)	2011	2010	Maturity
One Grande Commons (b)	Capital One Bank	LIBOR +2.00%	$ 11,000	$ 11,000	12/31/11
2200 Renaissance Boulevard (c)	Wachovia CMBS	5.888%	16,171	16,171	12/01/12
Soundview Plaza	Morgan Stanley Mortgage Capital	6.015%	15,674	16,089	01/01/13
9200 Edmonston Road	Principal Commercial Funding L.L.C.	5.534%	4,522	4,646	05/01/13
6305 Ivy Lane	John Hancock Life Insurance Co.	5.525%	6,304	6,475	01/01/14
395 West Passaic	State Farm Life Insurance Co.	6.004%	10,905	11,270	05/01/14
6301 Ivy Lane	John Hancock Life Insurance Co.	5.520%	5,951	6,103	07/01/14
35 Waterview Boulevard	Wachovia CMBS	6.348%	19,126	19,341	08/11/14
6 Becker, 85 Livingston, 75 Livingston & 20 Waterview	Wachovia CMBS	10.220%	61,893	61,224	08/11/14
4 Sylvan	Wachovia CMBS	10.190%	14,427	14,395	08/11/14
10 Independence	Wachovia CMBS	12.440%	15,829	15,606	08/11/14
4 Becker	Wachovia CMBS	9.550%	37,655	37,096	05/11/16
5 Becker	Wachovia CMBS	12.830%	11,954	11,599	05/11/16
210 Clay	Wachovia CMBS	13.420%	11,745	11,467	05/11/16
51 Imclone	Wachovia CMBS	8.390%	3,888	3,893	05/11/16
Various (d)	Prudential Insurance	6.332%	150,000	150,000	01/15/17
23 Main Street	JPMorgan CMBS	5.587%	31,139	31,537	09/01/18
Harborside Plaza 5	The Northwestern Mutual Life Insurance Co. & New York Life Insurance Co.	6.842%	232,351	234,521	11/01/18
100 Walnut Avenue	Guardian Life Insurance Co.	7.311%	19,293	19,443	02/01/19
One River Center (e)	Guardian Life Insurance Co.	7.311%	44,197	44,540	02/01/19
581 Main Street	Valley National Bank	6.935% (f)	16,413	16,627	07/01/34

Total mortgages, loans payable and other obligations			$ 740,437	$743,043

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

(d) Mortgage is collateralized by seven properties. The Company has agreed, subject to certain conditions, to guarantee repayment of a portion of the loan.
(e) Mortgage is collateralized by the three properties comprising One River Center.
(f)  The coupon interest rate will be reset at the end of year 10 (2019) and year 20 (2029) at 225 basis points over the 10-year treasury yield 45 days prior to the reset dates with a minimum rate of 6.875 percent.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED
Cash paid for interest for the nine months ended September 30, 2011 and 2010 was $99,089,000 and $127,257,000, respectively.  Interest capitalized by the Company for the nine months ended September 30, 2011 and 2010 was $875,400 and $1,327,000, respectively.

SUMMARY OF INDEBTEDNESS
As of September 30, 2011, the Company’s total indebtedness of $1,886,500,000 (weighted average interest rate of 6.52 percent) was comprised of $38,000,000 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 1.38 percent) and fixed rate debt and other obligations of $1,848,500,000 (weighted average rate of 6.63 percent).

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

The Series C Preferred Stock has preference rights with respect to liquidation and distributions over the common stock. Holders of the Series C Preferred Stock, except under certain limited conditions, will not be entitled to vote on any matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of the Series C Preferred Stock will have the right to elect two additional members to serve on the Corporation’s Board of Directors until dividends have been paid in full.  As of September 30, 2011, there were no dividends in arrears.  The Corporation may issue unlimited additional preferred stock ranking on a parity with the Series C Preferred Stock but may not issue any preferred stock senior to the Series C Preferred Stock without the consent of two-thirds of its holders.  The Series C Preferred Stock is essentially on an equivalent basis in priority with the preferred units.

On September 27, 2011, the Corporation provided notice to holders of its Series C Preferred Stock, calling all such shares for redemption on October 28, 2011 at a price of $2,500 per share, plus accrued and unpaid dividends through the date prior to the redemption date. The redemption value of the Series C Preferred Stock of $25,000,000 is included in accounts payable, accrued expenses and other liabilities as of September 30, 2011, and the write off of preferred stock issuance costs of $164,000 is included in preferred unit distributions for the three and nine months ended September 30, 2011.  Concurrent with this transaction, the Company will redeem from the Corporation all issued and outstanding Series C Preferred Units.

PREFERRED UNITS
In connection with the Corporation’s issuance of $25 million of Series C Preferred Stock, the Corporation acquired from the Company $25 million of Series C Preferred Units (the “Series C Preferred Units”), which have terms essentially identical to the Series C Preferred Stock.  In connection with the Corporation’s redemption of Series C Preferred Stock on October 28, 2011, the Company will redeem from the Corporation all issued and outstanding Series C Preferred Units.

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

REPURCHASE OF GENERAL PARTNER UNITS
On September 12, 2007, the Corporation’s Board of Directors authorized an increase to the Corporation’s repurchase program under which the Corporation was permitted to purchase up to $150 million of the Corporation’s outstanding common stock (“Repurchase Program”).  The Corporation has purchased and retired 2,893,630 shares of its outstanding common stock for an aggregate cost of approximately $104 million through September 30, 2011 under the Repurchase Program (none of which has occurred in 2010 and the nine months ended September 30, 2011.)  Concurrent with these purchases, the Corporation sold to the Company 2,893,630 common units for approximately $104 million The Corporation has a remaining authorization to repurchase up to an additional $46 million of its outstanding common stock, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

STOCK OPTION PLANS
In May 2004, the Corporation established the 2004 Incentive Stock Plan under which a total of 2,500,000 shares have been reserved for issuance.  No options have been granted through September 30, 2011 under this plan.  In September 2000, the Corporation established the 2000 Employee Stock Option Plan (“2000 Employee Plan”) and the Amended and Restated 2000 Director Stock Option Plan (“2000 Director Plan”).  In May 2002, shareholders of the Corporation approved amendments to both plans to increase the total shares reserved for issuance under both of the 2000 plans from 2,700,000 to 4,350,000 shares of the Corporation’s common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan).  In 1994, and as subsequently amended, the Corporation established the Mack-Cali Employee Stock Option Plan (“Employee Plan”) and the Mack-Cali Director Stock Option Plan (“Director Plan”) under which a total of 5,380,188 shares (subject to adjustment) of the Corporation’s common stock had been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan).  As the Employee Plan and Director Plan expired in 2004, and the 2000 Employee Plan and 2000 Director Plan expired in 2010, stock options may no longer be issued under those plans.  Stock options granted under the Employee Plan in 1994 and 1995 became exercisable over a three-year period.  Stock options granted under the 2000 Employee Plan and those options granted subsequent to 1995 under the Employee Plan became exercisable over a five-year period.  All stock options granted under both the 2000 Director Plan and Director Plan became exercisable in one year.  All options were granted at the fair market value at the dates of grant and have terms of ten years.  As of September 30, 2011 and December 31, 2010, the stock options outstanding, which were all exercisable, had a weighted average remaining contractual life of approximately 1.2 and 1.7 years, respectively.

Information regarding the Corporation’s stock option plans is summarized below:

		Weighted	Aggregate
	Shares	Average	Intrinsic
	Under	Exercise	Value
	Options	Price	$(000’s)
Outstanding as January 1, 2011	295,676	$29.05	$1,186
Exercised	(107,806)	$28.27
Cancelled	(4,000)	$28.80
Outstanding at September 30, 2011 ($28.47 – $45.47)	183,870	$29.51	--
Options exercisable at September 30, 2011	183,870
Available for grant at September 30, 2011	2,425,073

Cash received from options exercised under all stock option plans was $1,585,000 and $960,000 for the three months ended September 30, 2011 and 2010, respectively, and $3,048,000 and $1,473,000 for the nine months ended September 30, 2011 and 2010, respectively.  The total intrinsic value of options exercised during the three months ended September 30, 2011 and 2010 was $140,000 and $203,000, respectively, and $496,000 and $344,000 for the nine months ended September 30, 2011 and 2010, respectively.  The Corporation has a policy of issuing new shares to satisfy stock option exercises.

STOCK COMPENSATION
The Corporation has issued stock awards (“Restricted Stock Awards”) to officers, certain other employees, and nonemployee members of the Board of Directors of the Corporation, which allow the holders to each receive a certain amount of shares of the Corporation’s common stock generally over a one to seven-year vesting period, of which 157,681 unvested shares were outstanding at September 30, 2011.  Of the outstanding Restricted Stock Awards issued to executive officers and senior management, 98,524 are contingent upon the Corporation meeting certain performance goals to be set by the Executive Compensation and Option Committee of the Board of Directors of the Corporation each year, with the remaining based on time and service. All Restricted Stock Awards provided to the officers and certain other employees were issued under the 2004 Incentive Stock Plan, 2000 Employee Plan and the Employee Plan. Restricted Stock Awards provided to directors were issued under the 2004 Incentive Stock Plan and the 2000 Director Plan.

Information regarding the Restricted Stock Awards is summarized below:

		Weighted-Average
		Grant – Date
	Shares	Fair Value
Outstanding at January 1, 2011	239,759	$35.90
Vested	(82,078)	37.01
Outstanding at September 30, 2011	157,681	$35.32

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

During the nine months ended September 30, 2011 and 2010, 10,620 and 9,411 deferred stock units were earned, respectively.  As of September 30, 2011 and December 31, 2010, there were 93,773 and 84,236 director stock units outstanding, respectively.

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

The following information presents the Company’s results for the three months ended September 30, 2011 and 2010 in accordance with ASC 260, Earnings Per Unit:  (dollars in thousands)

	Three Months Ended
	September 30,
Computation of Basic EPU	2011	2010
Income from continuing operations	$24,083	$15,581
Add: Noncontrolling interest in consolidated joint ventures	96	108
Deduct: Preferred unit distributions	(664)	(500)
Income from continuing operations available to common unitholders	23,515	15,189
Income (loss) from discontinued operations available to common
unitholders	--	--
Net income available to common unitholders	$23,515	$15,189

Weighted average common units	99,818	92,377

Basic EPU:
Income from continuing operations available to common unitholders	$0.24	$0.16
Income (loss) from discontinued operations available to common
unitholders	--	--
Net income available to common unitholders	$0.24	$0.16

	Three Months Ended
	September 30,
Computation of Diluted EPU	2011	2010
Income from continuing operations available to common unitholders	$23,515	$15,189
Income (loss) from discontinued operations for diluted earnings
per unit	--	--
Net income available to common unitholders	$23,515	$15,189

Weighted average common units	99,917	92,464

Diluted EPU:
Income from continuing operations available to common unitholders	$0.24	$0.16
Income (loss) from discontinued operations available to common
unitholders	--	--
Net income available to common unitholders	$0.24	$0.16

The following information presents the Company’s results for the nine months ended September 30, 2011 and 2010 in accordance with ASC 260, Earnings Per Unit:  (dollars in thousands)

	Nine Months Ended
	September 30,
Computation of Basic EPU	2011	2010
Income from continuing operations	$62,949	$50,518
Add: Noncontrolling interest in consolidated joint ventures	308	281
Deduct: Preferred unit distributions	(1,664)	(1,500)
Income from continuing operations available to common unitholders	61,593	49,299
Income (loss) from discontinued operations available to common
unitholders	--	4,689
Net income available to common unitholders	$61,593	$53,988

Weighted average common units	98,513	92,357

Basic EPU:
Income from continuing operations available to common unitholders	$0.63	$0.53
Income (loss) from discontinued operations available to common
unitholders	--	0.05
Net income available to common unitholders	$0.63	$0.58

	Nine Months Ended
	September 30,
Computation of Diluted EPU	2011	2010
Income from continuing operations available to common unitholders	$61,593	$49,299
Income (loss) from discontinued operations for diluted earnings
per unit	--	4,689
Net income available to common unitholders	$61,593	$53,988

Weighted average common units	98,631	92,467

Diluted EPU:
Income from continuing operations available to common unitholders	$0.62	$0.53
Income (loss) from discontinued operations available to common
unitholders	--	0.05
Net income available to common unitholders	$0.62	$0.58

The following schedule reconciles the units used in the basic EPU calculation to the units used in the diluted EPU calculation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic EPU units	99,818	92,377	98,513	92,357
Stock options	15	32	30	47
Restricted Stock Awards	84	55	88	63
Diluted EPU Units	99,917	92,464	98,631	92,467

Unvested restricted stock outstanding as of September 30, 2011 and 2010 were 157,681 and 216,802, respectively.

Distributions declared per common unit for each of the three month periods ended September 30, 2011 and 2010 was $0.45 per unit.  Distributions declared per common unit for each of the nine month periods ended September 30, 2011 and 2010 was $1.35 per unit.

11.	NONCONTROLLING INTERESTS IN CONSOLIDATED JOINT VENTURES

The Company has ownership interests in certain joint ventures which it consolidates.  Various entities and/or individuals hold noncontrolling interests in these ventures.

PARTICIPATION RIGHTS
The Company’s interests in certain real estate projects (four office buildings aggregating 860,246 square feet and two future developments) acquired in 2006 each provide for the initial distributions of net cash flow solely to the Company, and thereafter, other parties, including Mark Yeager, a former executive officer of the Corporation, have participation rights (“Participation Rights”) in 50 percent of the excess net cash flow remaining after the distribution to the Company of the aggregate amount equal to the sum of: (a) the Company’s capital contributions, plus (b) an internal rate of return (“IRR”) of 10 percent per annum.

12.      EMPLOYEE BENEFIT 401(k) PLANS

Employees of the Corporation, who meet certain minimum age and service requirements, are eligible to participate in the Mack-Cali Realty Corporation 401(k) Savings/Retirement Plan (the “401(k) Plan”).  Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law.  The amounts contributed by employees are immediately vested and non-forfeitable.  The Corporation may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year.  Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Corporation at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Corporation.  All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year.  The assets of the 401(k) Plan are held in trust and a separate account is established for each participant.  A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Corporation.  The Company did not make any contributions nor recognize any expense for the 401(k) Plan for each of the nine months ended September 30, 2011 and 2010, respectively.

13.      DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments at September 30, 2011 and December 31, 2010.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, marketable securities, receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2011 and December 31, 2010.

The fair value of the Company’s long-term debt, consisting of senior unsecured notes, an unsecured revolving credit facility and mortgages, loans payable and other obligations aggregate approximately $2.0 billion and $2.2 billion as compared to the book value of approximately $1.9 billion and $2.1 billion as of September 30, 2011 and December 31, 2010, respectively.  The fair value of the Company’s long-term debt is estimated on a level 2 basis (as provided by ASC 820, Fair Value Measurements and Disclosures), using a discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities.  The fair value of the mortgage debt and the unsecured notes was determined by discounting the future contractual interest and principal payments by a market rate.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2011 and December 31, 2010.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2011 and current estimates of fair value may differ significantly from the amounts presented herein.

14.      COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS
Pursuant to agreements with the City of Jersey City, New Jersey, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties located in Jersey City, as follows:

The Harborside Plaza 4-A agreement, which commenced in 2002, is for a term of 20 years.  The PILOT is equal to two percent of Total Project costs, as defined.  Total Project costs, as defined, are $49.5 million.  The PILOT totaled $247,000 and $407,000 for the three months ended September 30, 2011 and 2010, respectively, and $742,000 and $958,000 for the nine months ended September 30, 2011 and 2010, respectively.

The Harborside Plaza 5 agreement, as amended, which commenced in 2002 upon substantial completion of the property, as defined, is for a term of 20 years.  The PILOT is equal to two percent of Total Project Costs.  Total Project Costs, as defined, are $170.9 million.  The PILOT totaled $854,000 and $1.3 million for the three months ended September 30, 2011 and 2010, respectively, and $2.6 million and $3.0 million for the nine months ended September 30, 2011 and 2010, respectively.

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

GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of September 30, 2011, are as follows: (dollars in thousands)

Year	Amount
October 1 through December 31, 2011	$ 94
2012	367
2013	351
2014	367
2015	371
2016 through 2084	16,689

Total	$18,239

Ground lease expense incurred by the Company during the three months ended September 30, 2011 and 2010 amounted to $102,000 and $102,000, respectively, and $305,000 and $388,000 for the nine months ended September 30, 2011 and 2010, respectively.

OTHER
The Company may not dispose of or distribute certain of its properties, currently comprising seven properties with an aggregate net book value of approximately $132.2 million, which were originally contributed by certain unrelated common unitholders, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Corporation’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Corporation’s Board of Directors; David S. Mack, director of the Corporation; Earle I. Mack, a former director of the Corporation; and Mitchell E. Hersh, president, chief executive officer and director of the Corporation), the Robert Martin Group (which includes Robert F. Weinberg, director of the Corporation; and Timothy M. Jones, former president of the Corporation), the Cali Group (which includes John R. Cali, director of the Corporation, and John J. Cali, a former director of the Corporation).  129 of the Company’s properties, with an aggregate net book value of approximately $1.7 billion, have lapsed restrictions and are subject to these conditions.

In August 2011, the Company commenced construction of a 203,000 square foot office building which is pre-leased for 15 years and 3 months, subject to two extension options of between five and 10 years each, to Wyndham Worldwide Corporation.  Wyndham currently leases space in neighboring buildings in the Mack-Cali Business Campus in Parsippany, New Jersey.  The new building is expected to be delivered to the tenant in the first quarter of 2013 at a total estimated cost of approximately $58.4 million.

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

Future minimum rentals to be received under non-cancelable operating leases at September 30, 2011 are as follows (dollars in thousands):

Year	Amount
October 1 through December 31, 2011	$149,754
2012	576,565
2013	503,946
2014	437,558
2015	367,644
2016 and thereafter	1,450,215

Total	$3,485,682

16.      SEGMENT REPORTING

The Company operates in two business segments: (i) real estate and (ii) construction services.  The Company provides leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio.  In May 2006, in conjunction with the Company’s acquisition of the Gale Company and related businesses, the Company acquired a business specializing solely in construction and related services whose operations comprise the Company’s construction services segment.  The Company had no revenues from foreign countries recorded for the three and nine months ended September 30, 2011 and 2010.  The Company had no long lived assets in foreign locations as of September 30, 2011 and December 31, 2010.  The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties in the real estate segment and net operating income from its construction services segment.

Selected results of operations for the three and nine months ended September 30, 2011 and 2010 and selected asset information as of September 30, 2011 and December 31, 2010 regarding the Company’s operating segments are as follows (dollars in thousands):

		Construction	Corporate	Total
	Real Estate	Services	& Other (d)	Company
Total revenues:
Three months ended:
September 30, 2011	$174,212	$2,406	$ 537	$177,155
September 30, 2010	181,030	16,733	193	197,956
Nine months ended:
September 30, 2011	$533,509	$9,225	$ 1,858	$544,592
September 30, 2010	546,382	50,173	(1,231)	595,324

Total operating and interest expenses(a):
Three months ended:
September 30, 2011	$ 62,192	$2,681	$40,240	$105,113	(e)
September 30, 2010	73,433	16,629	44,810	134,872	(f)
Nine months ended:
September 30, 2011	$207,509	$10,066	$120,328	$337,903	(g)
September 30, 2010	213,139	49,723	138,215	401,077	(h)

Equity in earnings (loss) of unconsolidated
joint ventures:
Three months ended:
September 30, 2011	$ 539	--	--	$ 539
September 30, 2010	475	--	--	475
Nine months ended:
September 30, 2011	$ 1,174	--	--	$ 1,174
September 30, 2010	213	--	--	213

Net operating income (b):
Three months ended:
September 30, 2011	$112,559	$ (275)	$(39,703)	$ 72,581	(e)
September 30, 2010	108,072	104	(44,617)	63,559	(f)
Nine months ended:
September 30, 2011	$327,174	$ (841)	$(118,470)	$207,863	(g)
September 30, 2010	333,456	450	(139,446)	194,460	(h)

Total assets:
September 30, 2011	$4,291,958	$5,799	$12,115	$4,309,872
December 31, 2010	4,332,408	13,929	16,129	4,362,466

Total long-lived assets (c):
September 30, 2011	$4,045,531	--	$ 2,390	$4,047,921
December 31, 2010	4,096,242	--	2,630	4,098,872

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

(e)	Excludes $48,498 of depreciation and amortization.
(f)	Excludes $47,978 of depreciation and amortization.
(g)	Excludes $144,914 of depreciation and amortization.
(h)	Excludes $143,942 of depreciation and amortization.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following discussion should be read in conjunction with the Consolidated Financial Statements of Mack-Cali Realty, L.P. and the notes thereto (collectively, the “Financial Statements”).  Certain defined terms used herein have the meaning ascribed to them in the Financial Statements.

Executive Overview

Mack-Cali Realty Corporation together with its subsidiaries, (the “Corporation” or the “General Partner”) is one of the largest real estate investment trusts (REITs) in the United States.  Mack-Cali Realty, L.P. (“the Company” or "Operating Partnership") has been involved in all aspects of commercial real estate development, management and ownership for over 50 years and the Corporation has been a publicly-traded REIT since 1994.  The Company owns or has interests in 278 properties (collectively, the “Properties”), primarily class A office and office/flex buildings, totaling approximately 32.4 million square feet, leased to over 2,000 tenants.  The Properties are located primarily in suburban markets of the Northeast, some with adjacent, Company-controlled developable land sites able to accommodate up to 12.3 million square feet of additional commercial space.

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

The Company’s core markets continue to be weak.  The percentage leased in the Company’s consolidated portfolio of stabilized operating properties was 88.2 percent at September 30, 2011 as compared to 88.1 percent at June 30, 2011 and 89.0 percent at September 30, 2010.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.  Leases that expired as of September 30, 2011, June 30, 2011 and September 30, 2010 aggregate 30,668, 132,351 and 105,001 square feet, respectively, or 0.1, 0.4 and 0.3 percentage of the net rentable square footage, respectively.  The Company believes that vacancy rates may continue to increase and rental rates may continue to decline in some of its markets through 2011 and possibly beyond.  As a result, the Company’s future earnings and cash flow may continue to be negatively impacted by current market conditions.

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

The remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand our:

•	recent transactions;
•	critical accounting policies and estimates;
•	results of operations for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010;
•	liquidity and capital resources.

Recent Transactions

The following office property commenced initial operations during the nine months ended September 30, 2011:  (dollars in thousands)

			# of	Rentable	Investment by
Date	Property/Address	Location	Bldgs.	Square Feet	Company (a)
05/01/11	55 Corporate Drive	Bridgewater, New Jersey	1	204,057	$46,340

Total Properties Commencing Initial Operations:			1	204,057	$46,340

(a)Amount is as of September 30, 2011.

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

Rental Property:
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Interest capitalized by the Company for the three months ended September 30, 2011 and 2010 was $0.1 million and $0.6 million, respectively, and $0.9 million and $1.3 million for the nine months ended September 30, 2011 and 2010, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

Results From Operations

The following comparisons for the three and nine months ended September 30, 2011 (“2011”), as compared to the three and nine months ended September 30, 2010 (“2010”), make reference to the following:  (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Company at June 30, 2010 (for the three-month period comparisons), and which represent all in-service properties owned by the Company at December 31, 2009 (for the nine-month period comparisons), excluding properties sold or held for sale through September 30, 2011, and (ii) the effect of the “Acquired Properties,” which represent all properties acquired by the Company, commencing initial operations, or initially consolidated by the Company, from July 1, 2010 through September 30, 2011 (for the three-month period comparisons), and which represent all properties acquired by the Company commencing initial operations, or initially consolidated by the Company from January 1, 2010 through September 30, 2011 (for the nine-month period comparisons).

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

	Three Months Ended
	September 30,		Dollar	Percent
(dollars in thousands)	2011	2010	Change	Change
Revenue from rental operations and other:
Base rents	$149,700	$150,064	$(364)	(0.2)%
Escalations and recoveries from tenants	21,601	26,420	(4,819)	(18.2)
Other income	2,141	2,983	(842)	(28.2)
Total revenues from rental operations	173,442	179,467	(6,025)	(3.4)

Property expenses:
Real estate taxes	14,503	24,913	(10,410)	(41.8)
Utilities	20,144	20,831	(687)	(3.3)
Operating services	28,014	27,345	669	2.4
Total property expenses	62,661	73,089	(10,428)	(14.3)

Non-property revenues:
Construction services	2,359	16,475	(14,116)	(85.7)
Real estate services	1,354	2,014	(660)	(32.8)
Total non-property revenues	3,713	18,489	(14,776)	(79.9)

Non-property expenses:
Direct construction costs	2,290	15,884	(13,594)	(85.6)
General and administrative	8,683	8,992	(309)	(3.4)
Depreciation and amortization	48,498	47,978	520	1.1
Total non-property expenses	59,471	72,854	(13,383)	(18.4)
Operating income	55,023	52,013	3,010	5.8
Other (expense) income:
Interest expense	(31,489)	(36,941)	5,452	14.8
Interest and other investment income	10	34	(24)	(70.6)
Equity in earnings (loss) of unconsolidated joint ventures	539	475	64	13.5
Total other (expense) income	(30,940)	(36,432)	5,492	15.1
Income from continuing operations	24,083	15,581	8,502	54.6
Discontinued operations:
Income (loss) from discontinued operations	--	--	--	--
Realized gains (losses) and unrealized losses
on disposition of rental property, net	--	--	--	--
Total discontinued operations, net	--	--	--	--
Net income	24,083	15,581	8,502	54.6
Noncontrolling interest in consolidated joint ventures	96	108	(12)	(11.1)
Preferred unit distributions	(664)	(500)	(164)	(32.8)
Net income available to common unitholders	$23,515	$15,189	$8,326	54.8%

The following is a summary of the changes in revenue from rental operations and other, and property expenses divided into Same-Store Properties and Acquired Properties:

	Total		Same-Store		Acquired
	Company		Properties		Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change
Revenue from rental operations
and other:
Base rents	$(364)	(0.2)%	$(2,578)	(1.7)%	$2,214	1.5%
Escalations and recoveries
from tenants	(4,819)	(18.2)	(4,787)	(18.1)	(32)	(0.1)
Other income	(842)	(28.2)	(778)	(26.1)	(64)	(2.1)
Total	$(6,025)	(3.4)%	$(8,143)	(4.5)%	$2,118	1.1%

Property expenses:
Real estate taxes	$(10,410)	(41.8)%	$(10,365)	(41.6)%	$(45)	(0.2)%
Utilities	(687)	(3.3)	(810)	(3.9)	123	0.6
Operating services	669	2.4	515	1.9	154	0.5
Total	$(10,428)	(14.3)%	$(10,660)	(14.6)%	$232	0.3%

OTHER DATA:
Number of Consolidated Properties	269		267		2
(excluding properties held for sale):
Square feet (in thousands)	31,199		30,797		402

Base rents for the Same-Store Properties decreased $2.6 million, or 1.7 percent, for 2011 as compared to 2010 due primarily to decreased occupancy and rental rates.  Escalations and recoveries from tenants for the Same-Store Properties decreased $4.8 million, or 18.1 percent, for 2011 over 2010, due primarily to lower property expenses in 2011, as compared to 2010.  Other income for the Same-Store Properties decreased $0.8 million, or 26.1 percent, for 2011 as compared to 2010, due primarily to a decrease in parking income in 2011 as compared to 2010.

Real estate taxes on the Same-Store Properties decreased $10.4 million, or 41.6 percent, for 2011 as compared to 2010, due primarily to greater refunds on tax appeals received in 2011 as compared to 2010 for certain properties.  Utilities for the Same-Store Properties decreased $0.8 million, or 3.9 percent, for 2011 as compared to 2010, due primarily to lower rates in 2011 as compared to 2010.  Operating services for the Same-Store Properties increased $0.5 million, or 1.9 percent, for 2011 as compared to 2010, due primarily to increases in maintenance costs for 2011 as compared to 2010.

Construction services revenue decreased $14.1 million, or 85.7 percent, in 2011 as compared to 2010, due to decreased construction contracts in 2011.  Real estate services revenue decreased by $0.7 million, or 32.8 percent, for 2011 as compared to 2010, due primarily to a decrease in properties under management in 2011 as compared to 2010.

Direct construction costs decreased $13.6 million, or 85.6 percent, in 2011 as compared to 2010, due primarily to decreased construction contracts in 2011.  General and administrative expense decreased $0.3 million, or 3.4 percent, for 2011 as compared to 2010, which was due primarily to a decrease in marketing expenses in 2011 as compared to 2010.

Depreciation and amortization increased by $0.5 million, or 1.1 percent, for 2011 over 2010.  This increase was due primarily to the effect of the Acquired Properties.

Interest expense decreased $5.5 million or 14.8 percent for 2011 as compared to 2010.  This decrease was primarily a result of lower average debt balances and interest rates in 2011 as compared to 2010.

Interest and other investment income was relatively unchanged for 2011 as compared to 2010.

Equity in earnings (loss) of unconsolidated joint ventures increased $64,000, or 13.5 percent, for 2011 as compared to 2010 due primarily to increased income of $55,000 in the 12 Vreeland venture and increased income of $26,000 in the Plaza VIII & IX Associates venture for 2011 as compared to 2010.  These were partially offset by decreased income of $24,000 in the Red Bank Corporate Plaza venture.

Income from continuing operations increased to $24.1 million in 2011 from $15.6 million in 2010.  The increase of $8.5 million was due to the factors discussed above.

Net income available to common unitholders increased by $8.3 million, from $15.2 million in 2010 to $23.5 million in 2011.  This increase was the result of an increase in income from continuing operations of $8.5 million for 2011 as compared to 2010.  This was partially offset by an increase in preferred unit distributions of $0.2 million for 2011 as compared to 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

	Nine Months Ended
	September 30,		Dollar	Percent
(dollars in thousands)	2011	2010	Change	Change
Revenue from rental operations and other:
Base rents	$448,775	$452,449	$(3,674)	(0.8)%
Escalations and recoveries from tenants	73,211	78,376	(5,165)	(6.6)
Other income	9,885	9,145	740	8.1
Total revenues from rental operations	531,871	539,970	(8,099)	(1.5)

Property expenses:
Real estate taxes	63,934	72,986	(9,052)	(12.4)
Utilities	57,136	57,066	70	0.1
Operating services	87,478	84,099	3,379	4.0
Total property expenses	208,548	214,151	(5,603)	(2.6)

Non-property revenues:
Construction services	8,984	49,694	(40,710)	(81.9)
Real estate services	3,737	5,660	(1,923)	(34.0)
Total non-property revenues	12,721	55,354	(42,633)	(77.0)

Non-property expenses:
Direct construction costs	8,656	47,588	(38,932)	(81.8)
General and administrative	26,538	26,064	474	1.8
Depreciation and amortization	144,914	143,942	972	0.7
Total non-property expenses	180,108	217,594	(37,486)	(17.2)
Operating income	155,936	163,579	(7,643)	(4.7)
Other (expense) income:
Interest expense	(94,191)	(113,347)	19,156	16.9
Interest and other investment income	30	73	(43)	(58.9)
Equity in earnings (loss) of unconsolidated joint ventures	1,174	213	961	451.2
Total other (expense) income	(92,987)	(113,061)	20,074	17.8
Income from continuing operations	62,949	50,518	12,431	24.6
Discontinued operations:
Income (loss) from discontinued operations	--	242	(242)	(100.0)
Realized gains (losses) and unrealized losses
on disposition of rental property, net	--	4,447	(4,447)	(100.0)
Total discontinued operations, net	--	4,689	(4,689)	(100.0)
Net income	62,949	55,207	7,742	14.0
Noncontrolling interest in consolidated joint ventures	308	281	27	9.6
Preferred unit distributions	(1,664)	(1,500)	(164)	(10.9)
Net income available to common unitholders	$61,593	$53,988	$7,605	14.1%

The following is a summary of the changes in revenue from rental operations and other, and property expenses divided into Same-Store Properties and Acquired Properties:

	Total		Same-Store		Acquired
	Company		Properties		Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change
Revenue from rental operations
and other:
Base rents	$(3,674)	(0.8)%	$(8,796)	(1.9)%	$5,122	1.1%
Escalations and recoveries
from tenants	(5,165)	(6.6)	(5,259)	(6.7)	94	0.1
Other income	740	8.1	693	7.6	47	0.5
Total	$(8,099)	(1.5)%	$(13,362)	(2.5)%	$5,263	1.0%

Property expenses:
Real estate taxes	$(9,052)	(12.4)%	$(9,292)	(12.7)%	$240	0.3%
Utilities	70	0.1	(197)	(0.3)	267	0.4
Operating services	3,379	4.0	2,732	3.2	647	0.8
Total	$(5,603)	(2.6)%	$(6,757)	(3.2)%	$1,154	0.6%

OTHER DATA:
Number of Consolidated Properties	269		267		2
(excluding properties held for sale):
Square feet (in thousands)	31,199		30,797		402

Base rents for the Same-Store Properties decreased $8.8 million, or 1.9 percent, for 2011 as compared to 2010 due primarily to decreased occupancy and rental rates.  Escalations and recoveries from tenants for the Same-Store Properties decreased $5.3 million, or 6.7 percent, for 2011 over 2010, due primarily to lower property expenses in 2011, as compared to 2010.  Other income for the Same-Store Properties increased $0.7 million, or 7.6 percent, for 2011 as compared to 2010, due primarily to an increase in lease breakage fees recognized in 2011 as compared to 2010.

Real estate taxes on the Same-Store Properties decreased $9.3 million, or 12.7 percent, for 2011 as compared to 2010, due primarily to greater refunds on tax appeals received in 2011 as compared to 2010 for certain properties.  Utilities for the Same-Store Properties decreased $0.2 million, or 0.3 percent, for 2011 as compared to 2010, due primarily to lower rates in 2011 as compared to 2010.  Operating services for the Same-Store Properties increased $2.7 million, or 3.2 percent, for 2011 as compared to 2010, due primarily to increases in maintenance and snow removal costs for 2011 as compared to 2010.

Construction services revenue decreased $40.7 million, or 81.9 percent, in 2011 as compared to 2010, due to decreased construction contracts in 2011.  Real estate services revenue decreased by $1.9 million, or 34.0 percent, for 2011 as compared to 2010, due primarily to a decrease in properties under management in 2011 as compared to 2010.

Direct construction costs decreased $38.9 million, or 81.8 percent, in 2011 as compared to 2010, due primarily to decreased construction contracts in 2011.  General and administrative expense increased $0.5 million, or 1.8 percent, for 2011 as compared to 2010, which was due primarily to an increase in salaries and related expenses in 2011 as compared to 2010.

Depreciation and amortization increased by $1.0 million, or 0.7 percent, for 2011 over 2010.  This increase was due primarily to the effect of the Acquired Properties.

Interest expense decreased $19.2 million or 16.9 percent for 2011 as compared to 2010.  This decrease was primarily a result of lower average debt balances and interest rates in 2011 as compared to 2010.

Interest and other investment income was relatively unchanged for 2011 as compared to 2010.

Equity in earnings (loss) of unconsolidated joint ventures increased $1.0 million, or 451.2 percent, for 2011 as compared to 2010 due primarily to increased income of $1.0 million in the Harborside South Pier venture in 2011 as compared to 2010.

Income from continuing operations increased to $62.9 million in 2011 from $50.5 million in 2010.  The increase of $12.4 million was due to the factors discussed above.

Net income available to common unitholders increased by $7.6 million, from $54.0 million in 2010 to a $61.6 million in 2011.  This increase was the result of an increase in income from continuing operations of $12.4 million for 2011 as compared to 2010.  This was partially offset by a realized gain on disposition of rental property of $4.4 million in 2010, a decrease in income from discontinued operations of $0.2 million for 2011 as compared to 2010, and an increase in preferred unit distributions of $0.2 million for 2011 as compared to 2010.

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

Construction Projects:
In August 2011, the Company commenced construction of a 203,000 square foot office building which is pre-leased for 15 years and 3 months, subject to two extension options of between five and 10 years each, to Wyndham Worldwide Corporation.  Wyndham currently leases space in neighboring buildings in the Mack-Cali Business Campus in Parsippany, New Jersey.  The new building is expected to be delivered to the tenant in the first quarter of 2013 at a total estimated cost of approximately $58.4 million.

REIT Restrictions:
To maintain its qualification as a REIT under the Code, the Corporation must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains.  Moreover, the Corporation intends to continue to make regular quarterly distributions to its common stockholders.  Based upon the most recently paid quarterly common stock dividend of $0.45 per common share, in the aggregate, such distributions would equal approximately $156.9 million ($179.8 million, including common units in the Company, held by parties other than the Corporation) on an annualized basis.  However, any such distribution, whether for federal income tax purposes or otherwise, would be paid out of (a) available cash, including borrowings and other sources, after meeting operating requirements, preferred stock dividends and distributions, and scheduled debt service on the Company’s debt, and (b) for distributions declared on or before December 31, 2012 with respect to a taxable year ending on or before December 31, 2011, the Corporation’s stock, as permitted pursuant to Internal Revenue Service Revenue Procedure 2010-12, 2010-3 I.R.B. Under this Revenue Procedure, the Corporation is permitted to make taxable distributions of its stock (in lieu of cash) if (x) any such distribution is declared on or before December 31, 2012 with respect to a taxable year ending on or before December 31, 2011, and (y) each of its stockholders is permitted to elect to receive its entire entitlement under such declaration in either cash or shares of equivalent value subject to a limitation in the amount of cash to be distributed in the aggregate; provided that (i) the amount of cash that is set aside for distribution is not less than 10 percent of the aggregate distribution so declared, and (ii) if too many of its stockholders elect to receive cash, a pro rata amount of cash will be distributed to each such stockholder electing to receive cash, but in no event will any such stockholder receive less than its entire entitlement under such declaration.

Property Lock-Ups:
The Company may not dispose of or distribute certain of its properties, currently comprising of seven properties with an aggregate net book value of approximately $132.2 million, which were originally contributed by certain unrelated common unitholders of the Company, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Corporation’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Corporation’s Board of Directors; David S. Mack, director of the Corporation; Earle I. Mack, a former director of the Corporation; and Mitchell E. Hersh, president, chief executive officer and director of the Corporation), the Robert Martin Group (which includes Robert F. Weinberg, director of the Corporation; and Timothy M. Jones, former president of the Corporation), the Cali Group (which includes John R. Cali, director of the Corporation, and John J. Cali, a former director of the Corporation).  As of September 30, 2011, 129 of the Company’s properties, with an aggregate net book value of approximately $1.7 billion, have lapsed restrictions and are subject to these conditions.

Unencumbered Properties:
As of September 30, 2011, the Company had 237 unencumbered properties, totaling 24.5 million square feet, representing 78.6 percent of the Company’s total portfolio on a square footage basis.

Cash Flows

Cash and cash equivalents decreased by $5.9 million to $15.9 million at September 30, 2011, compared to $21.8 million at December 31, 2010.  This decrease is comprised of the following net cash flow items:

1)	$170.6 million provided by operating activities.

2)	$66.6 million used in investing activities, consisting primarily of the following:

(a)	$65.2 million used for additions to rental property; plus
(b)	$2.3 million increase in restricted cash; plus
(c)	$334 thousand used for investments in unconsolidated joint ventures; minus
(d)	$1.3 million from distributions in excess of cumulative earnings from unconsolidated joint ventures.
3)	$110.0 million used in financing activities, consisting primarily of the following:

(a)	$420.0 million used for repayments of revolving credit facility; plus
(b)	$133.0 million used for payments of dividends and distributions; plus
(c)	$6.4 million used for repayments of mortgages, loans payable and other obligations; minus
(d)	$227.4 million from proceeds received from common stock offerings; minus
(e)	$219.0 million from borrowing from revolving credit facility; minus
(f)	$3.1 million received from stock options exercised.

Debt Financing

Summary of Debt:
The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of September 30, 2011.

	Balance		Weighted Average	Weighted Average Maturity
	($000’s)	% of Total	Interest Rate (a)	in Years
Fixed Rate Unsecured Debt and	$1,119,063	59.32%	6.08%	3.70
Other Obligations
Fixed Rate Secured Debt	729,437	38.67%	7.46%	5.78
Variable Rate Secured Debt	11,000	0.58%	2.85%	0.25
Variable Rate Unsecured Debt	27,000	1.43%	0.78%	0.73

Totals/Weighted Average:	$1,886,500	100.00%	6.52%	4.44

(a)
Actual weighted average LIBOR contract rates relating to the Company’s outstanding debt as of September 30, 2011 of 0.23 percent was used in calculating revolving credit facility and other variable rate debt interest rates.

Debt Maturities:
Scheduled principal payments and related weighted average annual interest rates for the Company’s debt as of September 30, 2011 are as follows:

	Scheduled	Principal		Weighted Avg.
	Amortization	Maturities	Total	Interest Rate of
Period	($000’s)	($000’s)	($000’s)	Future Repayments (a)
October 1 to December 31, 2011	$2,835	$11,000	$13,835	3.82%
2012	10,687	237,148	247,835	5.62%
2013	11,319	145,223	156,542	5.39%
2014	10,473	335,257	345,730	6.82%
2015	8,946	150,000	158,946	5.40%
Thereafter	35,820	952,532	988,352	7.15%
Sub-total	80,080	1,831,160	1,911,240
Adjustment for unamortized debt
discount/premium and acquisition
mark-to-market, net, as of
September 30, 2011	(24,740)	--	(24,740)

Totals/Weighted Average	$55,340	$1,831,160	$1,886,500	6.52%

(a)  Actual weighted average LIBOR contract rates relating to the Company’s outstanding debt as of September 30, 2011 of 0.23 percent was used in calculating revolving credit facility and other variable rate debt interest rates.

Senior Unsecured Notes:
The terms of the Company’s senior unsecured notes (which totaled approximately $1.1 billion as of September 30, 2011) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

Unsecured Revolving Credit Facility:
On October 21, 2011, the Company amended and restated its unsecured revolving credit facility with a group of 20 lenders.  The $600 million facility is expandable to $1 billion and matures in October 2015.  It has a one year extension option with the payment of a 20 basis point fee.  The interest rate on outstanding borrowings (not electing the Company’s competitive bid feature) and the facility fee on the current borrowing capacity payable quarterly in arrears are based upon the Company’s unsecured debt ratings, as follows:

Operating Partnership’s	Interest Rate –
Unsecured Debt Ratings:	Applicable Basis Points	Facility Fee
Higher of S&P or Moody’s	Above LIBOR	Basis Points
No ratings or less than BBB-/Baa3	185.0	45.0
BBB- or Baa3	150.0	35.0
BBB or Baa2(current)	125.0	25.0
BBB+or Baa1	107.5	20.0
A-or A3 or higher	100.0	17.5

The facility has a competitive bid feature, which allows the Company to solicit bids from lenders under the facility to borrow up to $300 million at interest rates less than those above.

The terms of the unsecured facility include certain restrictions and covenants which limit, among other things the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties (to the extent that: (i) such property dispositions cause the Company to default on any of the financial ratios of the facility described below, or (ii) the property dispositions are completed while the Company is under an event of default under the facility, unless, under certain circumstances, such disposition is being carried out to cure such default), and which require compliance with financial ratios relating to the maximum leverage ratio, the maximum amount of secured indebtedness, the minimum amount of tangible net worth, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property interest coverage and certain investment limitations.  If an event of default has occurred and is continuing, the Company will not make any excess distributions except to enable the Company to continue to qualify as a REIT under the Code.

The lending group for the credit facility consists of: JPMorgan Chase Bank, N.A., as administrative agent; Bank of America, N.A., as syndication agent; Deutsche Bank Trust Company Americas; US Bank National Association and Wells Fargo Bank, N.A., as documentation agents; Capital One, N.A.; Citicorp North America, Inc.; Comerica Bank; PNC Bank, National Association; SunTrust Bank; The Bank of New York Mellon; The Bank of Tokyo-Mitsubishi UFJ, LTD., as managing agents; and Compass Bank; Branch Banking and Trust Company; TD Bank, N.A.; Citizens Bank of Pennsylvania; Chang Hwa Commercial Bank, LTD., New York Branch; Mega International Commercial Bank Co., LTD., New York Branch; First Commercial Bank, New York Branch; and Hua Nan Commercial Bank, LTD., New York Agency, as participants.

As of October 24, 2011, the Company had outstanding borrowings of $70 million under its unsecured revolving credit facility.

Through October 20, 2011, the Company had a $775 million unsecured revolving credit facility.  The interest rate on outstanding borrowings (not electing the Company’s competitive bid feature) was LIBOR plus 55 basis points.

Money Market Loan:
The Company entered into an agreement with JPMorgan Chase Bank to participate in a noncommitted money market loan program (“Money Market Loan”).  The Money Market Loan is an unsecured borrowing of up to $75 million arranged by JPMorgan Chase Bank (“the lender”) with maturities of 30 days or less.  The rate of interest on the Money Market Loan borrowing is set at the time of each borrowing.  As of September 30, 2011, the Company had no outstanding borrowings under its Money Market Loan program.

Mortgages, Loans Payable and Other Obligations:
The Company has mortgages, loans payable and other obligations which consist of various loans collateralized by certain of the Company’s rental properties.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

Debt Strategy:
The Company does not intend to reserve funds to retire the Company’s senior unsecured notes, borrowings under its unsecured revolving credit facility, or its mortgages, loans payable and other obligations upon maturity.  Instead, the Corporation or Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates.  If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility.  As of October 24, 2011, the Company had $70 million of outstanding borrowings under its unsecured revolving credit facility and no outstanding borrowings under the Money Market Loan.  The Company is reviewing various refinancing options, including the purchase of its senior unsecured notes in privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt, common and preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during 2011.  The Company currently anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs in the short term.  However, if these sources of funds are insufficient or unavailable, due to current economic conditions or otherwise, the Corporation’s ability to make the expected distributions discussed in “REIT Restrictions” above may be adversely affected.

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

The following table presents the changes in the Corporation’s issued and outstanding shares of Common Stock and the Company’s common units for the nine months ended September 30, 2011:

	Common	Common
	Stock	Units	Total
Outstanding at January 1, 2011	79,605,474	13,007,668	92,613,142
Common stock offering	7,187,500	--	7,187,500
Stock options exercised	107,806	--	107,806
Common units redeemed for Common Stock	236,563	(236,563)	--
Shares issued under Dividend Reinvestment
and Stock Purchase Plan	4,373	--	4,373

Outstanding at September 30, 2011	87,141,716	12,771,105	99,912,821

Preferred Stock:
On September 27, 2011, the Corporation provided notice to holders of its Series C Preferred Stock, calling all such shares for redemption on October 28, 2011 at a price of $2,500 per share, plus accrued and unpaid dividends through the date prior to the redemption date. The redemption value of the Series C Preferred Stock of $25,000,000 is included in accounts payable, accrued expenses and other liabilities as of September 30, 2011, and the write off of preferred stock issuance costs of $164,000 is included in preferred unit distributions for the three and nine months ended September 30, 2011.  Concurrent with this transaction, the Company will redeem from the Corporation all issued and outstanding Series C Preferred Units.

Share Repurchase Program:
The Corporation has a share repurchase program which was authorized by its Board of Directors in September 2007 to purchase up to $150 million of the Corporation’s outstanding common stock (“Repurchase Program”), which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions. As of September 30, 2011, the Corporation has a remaining authorization under the Repurchase Program of $46 million.  Concurrent with any repurchases of common stock by the Corporation, the Corporation sells to the Company an equal number of common units.

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

Shelf Registration Statements:
The Corporation has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the Corporation, under which no securities have been sold as of October 24, 2011.

The Corporation and the Company also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the Corporation and debt securities of the Company, under which no securities have been sold as of October 24, 2011.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt:
The debt of the Company’s unconsolidated joint ventures are generally non-recourse to the Company except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations.  The Company has also posted a $5.5 million letter of credit in support of the Harborside South Pier joint venture, half of which is indemnified by Hyatt Corporation, the Company’s joint venture partner.

The Company’s off-balance sheet arrangements are further discussed in Note 4: Investments in Unconsolidated Joint Ventures to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt (principal and interest), PILOT agreements, ground lease and other agreements as of September 30, 2011:

	Payments Due by Period
		Less than 1	1 – 3	4 – 5	6 – 10	After 10
(dollars in thousands)	Total	Year	Years	Years	Years	Years
Senior unsecured notes	$ 1,418,460	$163,494	$531,722	$415,119	$308,125	--
Revolving credit facility	27,000	27,000	--	--	--	--
Mortgages, loans payable
and other obligations	1,030,601	70,276	282,917	160,534	498,403	$18,471
Payments in lieu of taxes
(PILOT)	46,855	4,407	13,222	8,815	20,411	--
Ground lease payments	18,239	369	1,088	664	1,171	14,947
Preferred stock
redemption	25,000	25,000	--	--	--	--
Total	$ 2,566,155	$290,546	$828,949	$585,132	$828,110	$33,418

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

Approximately $1.8 billion of the Company’s long-term debt as of September 30, 2011 bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates.  The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.  The interest rates on the Company’s variable rate debt as of September 30, 2011 ranged from LIBOR plus 55 basis points to LIBOR plus 200 basis points.  If market rates of interest on the Company’s variable rate debt increased or decreased by 10 percent, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $380,000 annually.

September 30, 2011
Debt,										Fair
including current portion ($’s in thousands)	10/1/11- 12/31/11	2012	2013	2014	2015	Thereafter	Sub-total	Other (a)	Total	Value

Fixed Rate	$ 2,835	$220,835	$156,542	$345,730	$158,946	$988,352	$1,873,240	$(24,740)	$1,848,500	$1,994,377
Average Interest Rate	7.60%	6.21%	5.39%	6.82%	5.40%	7.15%			6.63%

Variable Rate	$11,000	$ 27,000							$ 38,000	$ 37,859

(a)      Adjustment for unamortized debt discount/premium and mark-to-market, net, as of September 30, 2011.

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

Item 1A.     Risk Factors

None.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)               COMMON STOCK
During the three months ended September 30, 2011, the Corporation issued 35,021 shares of common stock to holders of common units in the Company upon the redemption of such common units in private offerings pursuant to Section 4(2) of the Securities Act.  The holders of the common units were limited partners of the Company and accredited investors under Rule 501 of the Securities Act.  The common units were redeemed for an equal number of shares of common stock.  The Corporation has registered the resale of such shares under the Securities Act.

(b)              Not Applicable.

(c)              Not Applicable.

Item 3.      Defaults Upon Senior Securities

(a)              Not Applicable.

(b)              Not Applicable.

Item 4.       (Removed and Reserved)

Item 5.       Other Information

(a)
On October 21, 2011, the Company refinanced its unsecured revolving credit facility with a group of 20 lender banks on terms and conditions set forth in the Third Amended and Restated Revolving Credit Agreement dated as of October 21, 2011 among the Operating Partnership, as borrower, JPMorgan Chase Bank, N.A., as the administrative agent, the other agents listed therein and the lending institutions party thereto and referred to therein (the “Credit Agreement”).  The Company is the guarantor of the obligations of the Operating Partnership under the Credit Agreement.

The lending group for the credit facility consists of: JPMorgan Chase Bank, N.A., as administrative agent; Bank of America, N.A., as syndication agent; Deutsche Bank Trust Company Americas, US Bank National Association and Wells Fargo Bank, N.A., as documentation agents; Capital One, N.A.; Citicorp North America, Inc.; Comerica Bank; PNC Bank National Association; SunTrust Bank; The Bank of New York Mellon; The Bank of Tokyo-Mitsubishi UFJ, LTD., as managing agents; and Compass Bank, Branch Banking and Trust Company, TD Bank; Citizens Bank of Pennsylvania; Chang Hwa Commercial Bank, Ltd., New York Branch; Mega International Commercial Bank Co. Ltd., New York Branch; First Commercial Bank, New York Branch; and Hua Nan Commercial Bank, LTD., New York Agency, as participants.

The material terms of the Credit Agreement provide for:

1.	A four year term with a one year extension option;

2.	Loans or other extensions of credit to be made to the Company in an aggregate principal amount of up to $600 million (expandable to $1 billion);

3.	An interest rate based on the Operating Partnership’s unsecured debt ratings, currently the London Inter-Bank Offered Rate (“LIBOR”) plus 125 basis points; and

4.	A facility fee based on the Operating Partnership’s debt ratings, currently 25 basis points.

The Credit Agreement contains customary events of default, including among others, nonpayment of principal, interest, fees or other amounts; material inaccuracy of representations; violation of covenants; and certain bankruptcy events. If an event of default occurs and is continuing under the Credit Agreement, the entire outstanding balance under the Credit Agreement may become immediately due and payable.

Copies of the Credit Agreement and the Company’s press release announcing the Credit Agreement are filed as Exhibits 10.134 and 99.1 to this Quarterly Report on Form 10-Q.  The Company’s entry into the Credit Agreement is being disclosed in this Part II, Item 5 of Form 10-Q in lieu of disclosure under Items 1.01, 2.03 and 9.01 of Form 8-K.

(b)              None.

Item 6.       Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

MACK-CALI REALTY, L.P.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mack-Cali Realty, L.P.
(Registrant)

	By:	Mack-Cali Realty Corporation
its General Partner

Date: October 26, 2011	By:	/s/ Mitchell E. Hersh
Mitchell E. Hersh
President and
Chief Executive Officer
(principal executive officer)

Date: October 26, 2011	By:	/s/ Barry Lefkowitz
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

10.134*
Third Amended and Restated Revolving Credit Agreement among Mack-Cali Realty, L.P., as borrower, and JPMorgan Chase Bank, N.A., as the administrative agent, the other agents listed therein and the lending institutions party thereto and referred to therein dated as of October 21, 2011.

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

99.1*	Press Release of Mack-Cali Realty Corporation dated October 21, 2011.

101.1*
The following financial statements from Mack-Cali Realty, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statement of Changes in Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

* filed herewith