Form 10-Q
period 2012-03-31
MACK CALI REALTY L P
filed 2012-04-26
CIK 1067063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

MACK-CALI REALTY, L.P.

FORM 10-Q

INDEX

Part I	Financial Information		Page

	Item 1.	Financial Statements (unaudited):

		Consolidated Balance Sheets as of March 31, 2012
		and December 31, 2011	4

		Consolidated Statements of Operations for the three months
		ended March 31, 2012 and 2011	5

		Consolidated Statement of Changes in Equity for the three months
		ended March 31, 2012	6

		Consolidated Statements of Cash Flows for the three months
		ended March 31, 2012 and 2011	7

		Notes to Consolidated Financial Statements	8-33

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	34-48

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48-49

	Item 4.	Controls and Procedures	49

Part II	Other Information

	Item 1.	Legal Proceedings	50

	Item 1A.	Risk Factors	50

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

	Item 3.	Defaults Upon Senior Securities	50

	Item 4.	Mine Safety Disclosure	50

	Item 5.	Other Information	50

	Item 6.	Exhibits	50

Signatures			51

Exhibit Index			52-67

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

The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in Mack-Cali Realty, L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts) (unaudited)

	March 31,	December 31,
ASSETS	2012	2011
Rental property
Land and leasehold interests	$765,639	$773,026
Buildings and improvements	3,968,468	4,001,943
Tenant improvements	455,127	500,336
Furniture, fixtures and equipment	3,106	4,465
	5,192,340	5,279,770
Less – accumulated depreciation and amortization	(1,377,152)	(1,409,163)
	3,815,188	3,870,607
Rental property held for sale, net	23,927	--
Net investment in rental property	3,839,115	3,870,607
Cash and cash equivalents	20,524	20,496
Investments in unconsolidated joint ventures	63,799	32,015
Unbilled rents receivable, net	134,994	134,301
Deferred charges and other assets, net	211,886	210,470
Restricted cash	21,265	20,716
Accounts receivable, net of allowance for doubtful accounts
of $2,205 and $2,697	7,851	7,154

Total assets	$4,299,434	$4,295,759

LIABILITIES AND EQUITY
Senior unsecured notes	$1,019,435	$1,119,267
Revolving credit facility	199,000	55,500
Mortgages, loans payable and other obligations	722,280	739,448
Dividends and distributions payable	44,999	44,999
Accounts payable, accrued expenses and other liabilities	105,803	100,480
Rents received in advance and security deposits	53,626	53,019
Accrued interest payable	15,068	29,046
Total liabilities	2,160,211	2,141,759
Commitments and contingencies

Partners’ Capital:
General Partner 87,811,226 and 87,799,479 common units outstanding	1,820,425	1,832,977
Limited partners, 12,187,122 and 12,197,122 common units outstanding	316,966	319,086
Total Mack-Cali Realty, L.P. partners’ capital	2,137,391	2,152,063

Noncontrolling interests in consolidated joint ventures:	1,832	1,937

Total equity	2,139,223	2,154,000

Total liabilities and equity	$4,299,434	$4,295,759

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts) (unaudited)

	Three Months Ended
	March 31,
REVENUES	2012	2011
Base rents	$148,667	$147,711
Escalations and recoveries from tenants	20,150	27,180
Construction services	3,463	3,799
Real estate services	1,208	1,232
Other income	9,492	4,291
Total revenues	182,980	184,213

EXPENSES
Real estate taxes	22,903	24,795
Utilities	16,102	19,742
Operating services	26,604	30,346
Direct construction costs	3,278	3,582
General and administrative	10,807	8,623
Depreciation and amortization	47,822	47,707
Total expenses	127,516	134,795
Operating income	55,464	49,418

OTHER (EXPENSE) INCOME
Interest expense	(30,629)	(30,892)
Interest and other investment income	13	10
Equity in earnings (loss) of unconsolidated joint ventures	600	(101)
Total other (expense) income	(30,016)	(30,983)
Income from continuing operations	25,448	18,435
Discontinued operations:
Income (loss) from discontinued operations	(193)	140
Realized gains (losses) and unrealized losses
on disposition of rental property, net	4,012	--
Total discontinued operations, net	3,819	140
Net income	29,267	18,575
Noncontrolling interest in consolidated joint ventures	79	110
Preferred unit distributions	--	(500)
Net income available to common unitholders	$ 29,346	$18,185

Basic earnings per common unit:
Income from continuing operations	$ 0.25	$ 0.19
Discontinued operations	0.04	--
Net income available to common unitholders	$ 0.29	$ 0.19

Diluted earnings per common unit:
Income from continuing operations	$ 0.25	$ 0.19
Discontinued operations	0.04	--
Net income available to common unitholders	$ 0.29	$ 0.19

Basic weighted average units outstanding	99,992	95,900

Diluted weighted average units outstanding	100,062	96,015

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands) (unaudited)

	General	Limited	General	Limited	Noncontrolling
	Partner	Partners	Partner	Partners	Interests in
	Common	Common	Common	Common	Consolidated	Total
	Units	Units	Unitholders	Unitholders	Joint Ventures	Equity
Balance at January 1, 2012	87,800	12,197	$1,832,977	$319,086	$1,937	$2,154,000
Net income	--	--	25,767	3,579	(79)	29,267
Distributions	--	--	(39,515)	(5,484)	--	(44,999)
Decrease in Noncontrolling interests	--	--	--	--	(26)	(26)
Redemption of limited partners common
units for shares of general partner
common units	10	(10)	215	(215)	--	--
Units issued under Dividend
Reinvestment and Stock Purchase Plan	2	--	67	--	--	67
Cancellation of general partner
common units	(1)	--	(20)	--	--	(20)
Stock compensation	--	--	934	--	--	934
Balance at March 31, 2012	87,811	12,187	$1,820,425	$316,966	$1,832	$2,139,223

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended
	March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2012	2011
Net income	$29,267	$18,575
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	47,666	47,618
Depreciation and amortization on discontinued operations	415	441
Amortization of stock compensation	934	797
Amortization of deferred financing costs and debt discount	611	584
Equity in (earnings) loss of unconsolidated joint venture, net	(600)	101
Realized gains (losses) and unrealized losses on disposition
of rental property, net	(4,012)	--
Distributions of cumulative earnings from unconsolidated
joint ventures	125	369
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(756)	(1,783)
Increase in deferred charges and other assets, net	(10,910)	(8,542)
(Increase) decrease in accounts receivable, net	(737)	1,401
Increase (decrease) in accounts payable, accrued expenses
and other liabilities	6,129	(7,724)
Increase (decrease) in rents received in advance and security deposits	606	(4,575)
Decrease in accrued interest payable	(11,832)	(10,992)

Net cash provided by operating activities	$56,906	$36,270

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to rental property and related intangibles	$(21,125)	$(16,787)
Investment in unconsolidated joint ventures	(32,288)	(111)
Distributions in excess of cumulative earnings from
unconsolidated joint ventures	988	631
Increase in restricted cash	(642)	(2,514)

Net cash used in investing activities	$(53,067)	$(18,781)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$207,526	$92,000
Repayment of revolving credit facility	(64,026)	(304,000)
Repayment of senior unsecured notes	(100,000)	--
Proceeds from offering of common stock	--	227,374
Repayment of mortgages, loans payable and other obligations	(2,339)	(2,074)
Payment of financing costs	--	(6)
Proceeds from stock options exercised	--	270
Payment of dividends and distributions	(44,972)	(42,176)

Net cash used in financing activities	$(3,811)	$(28,612)

Net increase (decrease) in cash and cash equivalents	$28	$(11,123)
Cash and cash equivalents, beginning of period	20,496	21,851

Cash and cash equivalents, end of period	$20,524	$10,728

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.      ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION
Mack-Cali Realty, L.P., a Delaware limited partnership, together with its subsidiaries (collectively, the “Company” or “Operating Partnership”), was formed on May 31, 1994 to conduct the business of, providing leasing, management, acquisition, development, construction and tenant-related services for its sole general partner, Mack-Cali Realty Corporation (“the Corporation” or “General Partner”).  The Company, through its operating divisions and subsidiaries, including the Mack-Cali property-owning partnerships and limited liability companies (collectively, the “Property Partnerships”) is the entity through which all of the General Partner’s operations are conducted.

The General Partner is a fully-integrated self-administered, self-managed real estate investment trust (“REIT”). The General Partner controls the Company as its sole general partner and owned an 87.8 percent and 87.8 percent common unit interest in the Company as of March 31, 2012 and December 31, 2011, respectively.

The General Partner’s business is the ownership of interests in and operation of the Company, and all of the General Partner’s expenses are incurred for the benefit of the Company. The General Partner is reimbursed by the Company for all expenses it incurs relating to the ownership and operation of the Company.

As of March 31, 2012, the Company owned or had interests in 277 properties plus developable land (collectively, the “Properties”).  The Properties aggregate approximately 32.2 million square feet, which are comprised of 265 buildings, primarily office and office/flex buildings totaling approximately 31.8 million square feet (which include eight buildings, primarily office buildings aggregating approximately 1.2 million square feet owned by unconsolidated joint ventures in which the Company has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, two retail properties totaling approximately 17,300 square feet, one hotel (which is owned by an unconsolidated joint venture in which the Company has an investment interest) and three parcels of land leased to others.  The Properties are located in five states, primarily in the Northeast, plus the District of Columbia.

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

2.      SIGNIFICANT ACCOUNTING POLICIES

Rental
Property
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized. Pursuant to the Company’s adoption of ASC 805, Business Combinations, effective January 1, 2009, acquisition-related costs are expensed as incurred.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Included in total rental property is construction, tenant improvement and development in-progress of $31,212,000 and $37,069,000 as of March 31, 2012 and December 31, 2011, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

Deferred
Financing Costs
Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $611,000 and $584,000 for the three months ended March 31, 2012 and 2011, respectively.

Deferred
Leasing Costs
Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.  Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Corporation are compensated for providing leasing services to the Properties.  The portion of such compensation, which is capitalized and amortized, approximated $1,096,000 and $1,054,000 for the three months ended March 31, 2012 and 2011, respectively.

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

Revenue
Recognition
Base rental revenue is recognized on a straight-line basis over the terms of the respective leases.  Unbilled rents receivable represents the cumulative amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements.  Above-market and below-market lease values for acquired properties are initially recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining terms of the lease for above-market leases and the remaining initial terms plus the terms of any below-market fixed-rate renewal options for below-market leases.  The capitalized above-market lease values for acquired properties are amortized as a reduction of base rental revenue over the remaining terms of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed-rate renewal options of the respective leases.  Escalations and recoveries from tenants are received from tenants for certain costs as provided in the lease agreements.  These costs generally include real estate taxes, utilities, insurance, common area maintenance and other recoverable costs.  See Note 14: Tenant Leases.  Construction services revenue includes fees earned and reimbursements received by the Company for providing construction management and general contractor services to clients.  Construction services revenue is recognized on the percentage of completion method.  Using this method, profits are recorded on the basis of estimates of the overall profit and percentage of completion of individual contracts.  A portion of the estimated profits is accrued based upon estimates of the percentage of completion of the construction contract.  This revenue recognition method involves inherent risks relating to profit and cost estimates.  Real estate services revenue includes property management, facilities management, leasing commission fees and other services, and payroll and related costs reimbursed from clients.  Other income includes income from parking spaces leased to tenants, income from tenants for additional services arranged for by the Company and income from tenants for early lease terminations.

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

In the normal course of business, the Company or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable.  As of March 31, 2012, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are generally from the year 2007 forward.

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

Distributions
Payable
The distributions payable at March 31, 2012 represents distributions payable to common unitholders (99,998,812 units), for all such holders of record as of April 4, 2012 with respect to the first quarter 2012.  The first quarter 2012 common unit distributions of $0.45 per common unit were approved by the Corporation’s Board of Directors on March 6, 2012.  The common unit distributions payable were paid on April 13, 2012.

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

In 2002, the Company adopted the provisions of ASC 718, Compensation-Stock Compensation.  In 2006, the Company adopted the amended guidance, which did not have a material effect on the Company’s financial position and results of operations.  These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”) and stock options at the grant date be amortized ratably into expense over the appropriate vesting period.  The Company recorded restricted stock expense of $814,000 and $691,000 for the three months ended March 31, 2012 and 2011, respectively.

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

The venture has a mortgage loan with a balance as of March 31, 2012 of $64.9 million collateralized by the hotel property.  The loan carries an interest rate of 6.15 percent and matures in November 2016.  The venture has a loan with a balance as of March 31, 2012 of $5.5 million with the City of Jersey City, provided by the U.S. Department of Housing and Urban Development.  The loan currently bears interest at fixed rates ranging from 6.09 percent to 6.62 percent and matures in August 2020.  The Company has posted a $5.5 million letter of credit in support of this loan, half of which is indemnified by Hyatt.

RED BANK CORPORATE PLAZA
The Company has a joint venture with The PRC Group, which owns Red Bank Corporate Plaza, a 92,878 square foot office building located in Red Bank, New Jersey.  The property is fully leased to Hovnanian Enterprises, Inc. through September 30, 2017.  The Company holds a 50 percent interest in the venture.

The venture had a $20.3 million loan with a commercial bank collateralized by the office property, which bore interest at a rate of the London Interbank Offered Rate (“LIBOR”) plus 125 basis points and was scheduled to mature in May 2011. In May 2011, the venture paid the lender $1.7 million and refinanced the remainder of the loan.  The new loan, with a balance of $17.9 million at March 31, 2012, bears interest at a rate of LIBOR plus 300 basis points and matures on May 17, 2016.  LIBOR was 0.24 percent at March 31, 2012.  The loan includes contingent guarantees for a portion of the principal by the Company based on certain conditions.  On September 22, 2011, the interest rate on 75 percent of the loan was fixed at 3.99375 percent effective from October 17, 2011 through maturity.

The Company performs management, leasing, and other services for the property owned by the joint venture and recognized $25,000 and $24,000 in fees for such services in the three months ended March 31, 2012 and 2011, respectively.

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

The Company performs management, leasing, and construction services for properties owned by the unconsolidated joint ventures and recognized $125,000 and $161,000 in income for such services in the three months ended March 31, 2012 and 2011, respectively.

12 VREELAND ASSOCIATES, L.L.C.
On September 8, 2006, the Company entered into a joint venture to form M-C Vreeland, LLC (“M-C Vreeland”), for the sole purpose of acquiring 50 percent membership interest in 12 Vreeland Associates, L.L.C., an entity owning an office property located at 12 Vreeland Road, Florham Park, New Jersey.

The operating agreement of M-C Vreeland provides, among other things, for the Participation Rights (see Note 10: Noncontrolling Interests in Consolidated Joint Ventures – Participation Rights).

The office property at 12 Vreeland is a 139,750 square foot office building.  The property is subject to a fully-amortizing mortgage loan, which matures on July 1, 2012, and bears interest at 6.9 percent per annum.  As of March 31, 2012, the outstanding balance on the mortgage note was $652,000.

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

The operating agreement of M-C Jefferson provides, among other things, for the Participation Rights (see Note 10: Noncontrolling Interests in Consolidated Joint Ventures – Participation Rights).  The operating agreements of Gale Jefferson, L.L.C. (“Gale Jefferson”), which is owned 33.33 percent by M-C Jefferson and 66.67 percent by the Hampshire Generational Fund, L.L.C. (“Hampshire”) provides, among other things, for the distribution of net cash flow, first, in accordance with its member’s respective interests until each member is provided, as a result of such distributions, with an annual 12 percent compound return on the Member’s Capital Contributions, as defined in the operating agreement and secondly, 50 percent to each of the Company and Hampshire.

One Jefferson had a loan in the amount of $21 million, bearing interest at a rate of LIBOR plus 160 basis points, which was repaid on October 24, 2011.  On October 24, 2011, One Jefferson obtained a new loan in the amount of $20.2 million, which bears interest at a rate of one-month LIBOR plus 160 basis points and matures on October 24, 2012 with a one year extension option, subject to the payment of a fee and certain other conditions.

The Company performs management, leasing, and other services for Gale Jefferson and recognized $48,000 and $39,000 in income for such services in the three months ended March 31, 2012 and 2011, respectively.

STAMFORD SM LLC
On February 17, 2012, the Company entered into a joint venture to form Stamford SM L.L.C. (“Stamford SM”) which acquired a senior mezzanine loan (the “Mezz Loan”) position in the capital stack of a 1.7 million square foot class A portfolio in Stamford, Connecticut for $40 million.  The Mezz Loan has a face value of $50 million and is secured by the equity interests in a premier seven-building portfolio containing 1.67 million square feet of class A office space and 106 residential rental units totaling 70,500 square feet, all located in the Stamford Central Business District.  The interest-only Mezz Loan has a carrying value of $40.3 million as of March 31, 2012.  The Mezz Loan is subject to an agreement which provides subject to certain conditions, that principal proceeds above $47 million are paid to another party.  The Mezz Loan bears interest at LIBOR plus 325 basis points and matures in August, 2012 with two one-year extension options, subject to certain conditions.

The operating agreement of Stamford SM provides, among other things, distributions of net available cash in accordance with its members’ respective ownership percentages.  The Company owns an 80 percent interest in the venture.  The Company and the 20 percent member share decision-making regarding all major decisions involving the operations of the joint venture.

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of March 31, 2012 and December 31, 2011. (dollars in thousands)

	March 31, 2012
	Plaza		Red Bank			Boston-
	VIII & IX	Harborside	Corporate	Gramercy	12	Downtown	Gale	Stamford	Combined
	Associates	South Pier	Plaza	Agreement	Vreeland	Crossing	Jefferson	SM LLC	Total
Assets:
Rental property, net	$ 8,182	$ 58,492	$ 22,745	$ 39,025	$ 14,144	--	--	--	$ 142,588
Other assets	1,108	13,189	3,108	5,713	484	$ 45,986	$ 2,987	$ 40,485	113,060
Total assets	$ 9,290	$ 71,681	$ 25,853	$ 44,738	$ 14,628	$ 45,986	$ 2,987	$ 40,485	$ 255,648
Liabilities and
partners’/members’
capital (deficit):
Mortgages, loans payable
and other obligations	--	$ 70,411	$ 17,914	$ 50,978	$ 652	--	--	--	$ 139,955
Other liabilities	$ 532	6,344	138	1,255	--	--	--	---	8,269
Partners’/members’
capital (deficit)	8,758	(5,074)	7,801	(7,495)	13,976	$ 45,986	$ 2,987	$ 40,485	107,424
Total liabilities and
partners’/members’
capital (deficit)	$ 9,290	$ 71,681	$ 25,853	$ 44,738	$ 14,628	$ 45,986	$ 2,987	$ 40,485	$ 255,648
Company’s investments
in unconsolidated
joint ventures, net	$ 4,301	$ (1,331)	$ 3,787	--	$ 10,432	$ 13,049	$ 1,173	$ 32,388	$ 63,799

	December 31, 2011
	Plaza		Red Bank			Boston-
	VIII & IX	Harborside	Corporate	Gramercy	12	Downtown	Gale	Stamford	Combined
	Associates	South Pier	Plaza	Agreement	Vreeland	Crossing	Jefferson	SM LLC	Total
Assets:
Rental property, net	$ 8,335	$ 59,733	$ 22,903	$ 39,276	$ 13,122	--	--	--	$ 143,369
Other assets	933	12,840	2,909	5,669	521	$ 46,121	$ 2,927	--	71,920
Total assets	$ 9,268	$ 72,573	$ 25,812	$ 44,945	$ 13,643	$ 46,121	$ 2,927	--	$ 215,289
Liabilities and
partners’/members’
capital (deficit):
Mortgages, loans payable
and other obligations	--	$ 70,690	$ 18,100	$ 50,978	$ 1,207	--	--	--	$ 140,975
Other liabilities	$ 531	4,982	117	1,086	168	--	--	--	6,884
Partners’/members’
capital (deficit)	8,737	(3,099)	7,595	(7,119)	12,268	$ 46,121	$ 2,927	--	67,430
Total liabilities and
partners’/members’
capital (deficit)	$ 9,268	$ 72,573	$ 25,812	$ 44,945	$ 13,643	$ 46,121	$ 2,927	--	$ 215,289
Company’s investments
in unconsolidated
joint ventures, net	$ 4,291	$ (343)	$ 3,676	--	$ 10,233	$ 13,005	$ 1,153	--	$ 32,015

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three months ended March 31, 2012 and 2011.  (dollars in thousands)

Three Months Ended March 31, 2012
	Plaza		Red Bank			Boston-
	VIII & IX	Harborside	Corporate	Gramercy	12	Downtown	Gale	Stamford	Combined
	Associates	South Pier	Plaza	Agreement	Vreeland	Crossing	Jefferson	SM LLC	Total
Total revenues	$229	$8,161	$847	$1,346	$594	--	$60	$467	$11,704
Operating and other	(55)	(5,631)	(234)	(881)	(22)	$(334)	--	(22)	(7,179)
Depreciation and amortization	(153)	(1,403)	(228)	(453)	(153)	--	--	--	(2,390)
Interest expense	--	(1,102)	(179)	(388)	(21)	--	--	--	(1,690)

Net income	$21	$25	$206	$(376)	$398	$(334)	$60	$445	$445
Company’s equity in earnings
(loss) of unconsolidated
joint ventures	$10	$12	$103	--	$199	$(100)	$20	$356	$600

Three Months Ended March 31, 2011
	Plaza		Red Bank			Boston-
	VIII & IX	Harborside	Corporate	Gramercy	12	Downtown	Gale	Stamford	Combined
	Associates	South Pier	Plaza	Agreement	Vreeland	Crossing	Jefferson	SM LLC	Total
Total revenues	$194	$7,635	$727	$1,809	$396	--	$66	--	$10,827
Operating and other	(51)	(5,734)	(127)	(917)	(18)	$(374)	--	--	(7,221)
Depreciation and amortization	(153)	(1,424)	(225)	(793)	(316)	--	--	--	(2,911)
Interest expense	--	(1,125)	(80)	(402)	(36)	--	--	--	(1,643)

Net income	$(10)	$(648)	$295	$(303)	$26	$(374)	$66	--	$(948)
Company’s equity in earnings
(loss) of unconsolidated
joint ventures	$(5)	$(161)	$147	--	$13	$(112)	$17	--	$(101)

4.	DEFERRED CHARGES AND OTHER ASSETS

	March 31,	December 31,
(dollars in thousands)	2012	2011
Deferred leasing costs	$ 247,835	$ 261,106
Deferred financing costs	16,064	16,158
	263,899	277,264
Accumulated amortization	(110,483)	(123,597)
Deferred charges, net	153,416	153,667
In-place lease values, related intangible and other assets, net	24,880	28,055
Prepaid expenses and other assets, net	33,590	28,748

Total deferred charges and other assets, net	$ 211,886	$ 210,470

5.	DISCONTINUED OPERATIONS

The Company’s office property located at 2200 Renaissance Boulevard in King of Prussia, Pennsylvania, aggregating 174,124 square feet, was collateral for a $16.2 million mortgage loan scheduled to mature on December 1, 2012.  The Company had recorded an impairment charge on the property of $9.5 million at December 31, 2010. On March 28, 2012, the Company transferred the deed for 2200 Renaissance Boulevard to the lender in satisfaction of its obligations.  As a result, the Company recorded a gain on the disposal of the office property of approximately $4.5 million.  .

At March 31, 2012, the Company identified as held for sale its 47,700 square foot office building located at 95 Chestnut Ridge Road in Montvale, New Jersey.  The Company determined that the carrying amount of this property was not expected to be recovered from estimated net sales proceeds and, accordingly, recognized a valuation allowance of $0.5 million during the three months ended March 31, 2012.  At March 31, 2012, the Company also identified as held for sale three office buildings totaling 222,258 square feet in Moorestown, New Jersey.  The four properties held for sale at March 31, 2012 carried an aggregate book value of $23.9 million, net of accumulated depreciation of $10.0 million, and a valuation allowance of $0.5 million.

The Company has presented all of the above properties as discontinued operations in its statements of operations for all periods presented.

The following table summarizes income from discontinued operations and the related realized gains (losses) and unrealized losses on disposition of rental property, net, for the three month periods ended March 31, 2012 and 2011:  (dollars in thousands)

	Three Months Ended
	March 31,
	2012	2011
Total revenues	$ 1,528	$ 2,117
Operating and other expenses	(878)	(1,089)
Depreciation and amortization	(415)	(441)
Interest expense (net of interest income)	(428)	(447)

Income from discontinued operations before
gains (losses) and unrealized losses on
disposition of rental property	(193)	140
Realized gains (losses) and unrealized losses on
disposition of rental property, net	4,012	--

Total discontinued operations, net	$ 3,819	$ 140

6.      SENIOR UNSECURED NOTES

A summary of the Company’s senior unsecured notes as of March 31, 2012 and December 31, 2011 is as follows:  (dollars in thousands)

	March 31,	December 31,	Effective
	2012	2011	Rate (1)
5.250% Senior Unsecured Notes, due January 15, 2012 (2)	--	$ 99,988	5.457%
6.150% Senior Unsecured Notes, due December 15, 2012 (3)	$ 94,561	94,438	6.894%
5.820% Senior Unsecured Notes, due March 15, 2013 (3)	26,000	25,972	6.448%
4.600% Senior Unsecured Notes, due June 15, 2013	99,965	99,958	4.742%
5.125% Senior Unsecured Notes, due February 15, 2014	200,450	200,509	5.110%
5.125% Senior Unsecured Notes, due January 15, 2015	149,740	149,717	5.297%
5.800% Senior Unsecured Notes, due January 15, 2016	200,294	200,313	5.806%
7.750% Senior Unsecured Notes, due August 15, 2019	248,425	248,372	8.017%

Total Senior Unsecured Notes	$1,019,435	$1,119,267

(1) Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount/premium on the notes, as applicable.
(2) These notes were paid at maturity, primarily from borrowing on the Company’s unsecured revolving credit facility.
(3) On April 25, 2012, the Company gave notice that it will redeem these notes on May 25, 2012 using cash on hand and borrowings from its unsecured revolving credit facility.

On April 19, 2012, the Company completed the sale of $300 million face amount of 4.50 percent senior unsecured notes due April 18, 2022 with interest payable semi-annually in arrears.  The net proceeds from the issuance of $296.8 million, after underwriting discount and offering expenses, were used primarily to repay outstanding borrowings under the Company’s unsecured revolving credit facility and for general corporate purposes, which may include the purchasing or retiring of some of our outstanding debt securities.

7.      UNSECURED REVOLVING CREDIT FACILITY

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

As of March 31, 2012 and December 31, 2011, the Company had outstanding borrowings of $199 million and $56 million, respectively, under its unsecured revolving credit facility.

Through October 20, 2011, the Company had a $775 million unsecured revolving credit facility.  The interest rate on outstanding borrowings was LIBOR plus 55 basis points.

MONEY MARKET LOAN
The Company has an agreement with JPMorgan Chase Bank to participate in a noncommitted money market loan program (“Money Market Loan”).  The Money Market Loan is an unsecured borrowing of up to $75 million arranged by JPMorgan Chase Bank with maturities of 30 days or less.  The rate of interest on the Money Market Loan borrowing is set at the time of each borrowing.  As of March 31, 2012 and December 31, 2011, the Company had no outstanding borrowings under the Money Market Loan.

8.      MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties.  As of March 31, 2012, 31 of the Company’s properties, with a total book value of approximately $931.2 million are encumbered by the Company’s mortgages and loans payable.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

A summary of the Company’s mortgages, loans payable and other obligations as of March 31, 2012 and December 31, 2011 is as follows: (dollars in thousands)

		Effective
		Interest	March 31,	December 31,
Property Name	Lender	Rate (a)	2012	2011	Maturity
2200 Renaissance Boulevard (b)	Wachovia CMBS	5.888%	--	$ 16,171	--
One Grande Commons (c)	Capital One Bank	LIBOR +2.00%	$ 11,000	11,000	12/31/12
Soundview Plaza	Morgan Stanley Mortgage Capital	6.015%	15,387	15,531	01/01/13
9200 Edmonston Road	Principal Commercial Funding L.L.C.	5.534%	4,436	4,479	05/01/13
6305 Ivy Lane	John Hancock Life Insurance Co.	5.525%	6,185	6,245	01/01/14
395 West Passaic	State Farm Life Insurance Co.	6.004%	10,654	10,781	05/01/14
6301 Ivy Lane	John Hancock Life Insurance Co.	5.520%	5,846	5,899	07/01/14
35 Waterview Boulevard	Wachovia CMBS	6.348%	18,975	19,051	08/11/14
6 Becker, 85 Livingston, 75 Livingston & 20 Waterview	Wachovia CMBS	10.220%	62,367	62,127	08/11/14
4 Sylvan	Wachovia CMBS	10.190%	14,449	14,438	08/11/14
10 Independence	Wachovia CMBS	12.440%	15,990	15,908	08/11/14
4 Becker	Wachovia CMBS	9.550%	37,886	37,769	05/11/16
5 Becker	Wachovia CMBS	12.830%	12,161	12,056	05/11/16
210 Clay	Wachovia CMBS	13.420%	11,947	11,844	05/11/16
51 Imclone	Wachovia CMBS	8.390%	3,884	3,886	05/11/16
Various (d)	Prudential Insurance	6.332%	150,000	150,000	01/15/17
23 Main Street	JPMorgan CMBS	5.587%	30,862	31,002	09/01/18
Harborside Plaza 5	The Northwestern Mutual Life Insurance Co. & New York Life Insurance Co.	6.842%	230,842	231,603	11/01/18
100 Walnut Avenue	Guardian Life Insurance Co.	7.311%	19,189	19,241	02/01/19
One River Center (e)	Guardian Life Insurance Co.	7.311%	43,958	44,079	02/01/19
581 Main Street (f)	Valley National Bank	6.935% (g)	16,262	16,338	07/01/34

Total mortgages, loans payable and other obligations			$722,280	$739,448

(a)  Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs, mark-to-market adjustment of acquired debt and other transaction costs, as applicable.

(b) On March 28, 2012, the Company transferred the deed for 2200 Renaissance Boulevard to the lender in satisfaction of its obligations. See Note 5: Discontinued Operations.
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

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED
Cash paid for interest for the three months ended March 31, 2012 and 2011 was $43,144,000 and $40,852,000, respectively.  Interest capitalized by the Company for the three months ended March 31, 2012 and 2011 was $230,000 and $550,000, respectively.

SUMMARY OF INDEBTEDNESS
As of March 31, 2012, the Company’s total indebtedness of $1,940,715,000 (weighted average interest rate of 6.15 percent) was comprised of $210,000,000 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 1.54 percent) and fixed rate debt and other obligations of $1,730,715,000 (weighted average rate of 6.70 percent).

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

9.      MACK-CALI REALTY, L.P’S PARTNERS’ CAPITAL

Partners’ Capital in the accompanying consolidated financial statements relates to (a) General Partners’ capital consisting of common units in the Company, and (b) Limited Partners’ capital consisting of common units held by the limited partners.

Any transactions resulting in the issuance of additional common and preferred stock of the Corporation result in a corresponding issuance by the Company of an equivalent amount of common and preferred units to the Corporation.

GENERAL PARTNERS’ CAPITAL

PREFERRED STOCK
The Corporation had 10,000 shares of eight-percent Series C cumulative redeemable perpetual preferred stock issued and outstanding (“Series C Preferred Stock”) in the form of 1,000,000 depositary shares ($25 stated value per depositary share).  Each depositary share represented 1/100th of a share of Series C Preferred Stock.  The Series C Preferred Stock was essentially on an equivalent basis in priority with the Preferred Units.  On October 28, 2011, the Corporation redeemed its Series C Preferred Stock at a price of $2,500 per share, plus accrued and unpaid dividends through the date prior to the redemption date.  The write off of preferred stock issuance costs of $164,000 was included in preferred unit distributions for the year ended December 31, 2011.  Concurrent with this transaction, the Company redeemed from the Corporation all issued and outstanding Series C Preferred Units.

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

REPURCHASE OF GENERAL PARTNER UNITS
On September 12, 2007, the Corporation’s Board of Directors authorized an increase to the Corporation’s repurchase program under which the Corporation was permitted to purchase up to $150 million of the Corporation’s outstanding common stock (“Repurchase Program”).  The Corporation has purchased and retired 2,893,630 shares of its outstanding common stock for an aggregate cost of approximately $104 million through March 31, 2012 under the Repurchase Program (none of which has occurred in 2011 and the three months ended March 31, 2012.)  Concurrent with these purchases, the Corporation sold to the Company 2,893,630 common units for approximately $104 million.  The Corporation has a remaining authorization to repurchase up to an additional $46 million of its outstanding common stock, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

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

STOCK OPTION PLANS
In May 2004, the Corporation established the 2004 Incentive Stock Plan under which a total of 2,500,000 shares have been reserved for issuance.  No options have been granted through March 31, 2012 under this plan.  In September 2000, the Corporation established the 2000 Employee Stock Option Plan (“2000 Employee Plan”) and the Amended and Restated 2000 Director Stock Option Plan (“2000 Director Plan”).  In May 2002, shareholders of the Corporation approved amendments to both plans to increase the total shares reserved for issuance under both of the 2000 plans from 2,700,000 to 4,350,000 shares of the Corporation’s common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan).  In 1994, and as subsequently amended, the Corporation established the Mack-Cali Employee Stock Option Plan (“Employee Plan”) and the Mack-Cali Director Stock Option Plan (“Director Plan”) under which a total of 5,380,188 shares (subject to adjustment) of the Corporation’s common stock had been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan).  As the Employee Plan and Director Plan expired in 2004, and the 2000 Employee Plan and 2000 Director Plan expired in 2010, stock options may no longer be issued under those plans.  Stock options granted under the Employee Plan in 1994 and 1995 became exercisable over a three-year period.  Stock options granted under the 2000 Employee Plan and those options granted subsequent to 1995 under the Employee Plan became exercisable over a five-year period.  All stock options granted under both the 2000 Director Plan and Director Plan became exercisable in one year.  All options were granted at the fair market value at the dates of grant and have terms of ten years.  As of March 31, 2012 and December 31, 2011, the stock options outstanding, which were all exercisable, had a weighted average remaining contractual life of approximately 0.9 and 1.1 years, respectively.

Information regarding the Corporation’s stock option plans is summarized below:

		Weighted	Aggregate
	Shares	Average	Intrinsic
	Under	Exercise	Value
	Options	Price	$(000’s)
Outstanding as January 1, 2012	183,870	$29.51	--
Exercised/Cancelled	--	--
Outstanding at March 31, 2012 ($28.47 – $45.47)	183,870	$29.51	--
Options exercisable at March 31, 2012	183,870
Available for grant at March 31, 2012	2,343,337

Cash received from options exercised under all stock option plans was zero and $270,300 for the three months ended March 31, 2012 and 2011, respectively.  The total intrinsic value of options exercised during the three months ended March 31, 2012 and 2011 was zero and $44,000, respectively.  The Corporation has a policy of issuing new shares to satisfy stock option exercises.

STOCK COMPENSATION
The Corporation has issued stock awards (“Restricted Stock Awards”) to officers, certain other employees, and nonemployee members of the Board of Directors of the Corporation, which allow the holders to each receive a certain amount of shares of the Corporation’s common stock generally over a one to seven-year vesting period, of which 105,843 unvested shares were outstanding at March 31, 2012.  Of the outstanding Restricted Stock Awards issued to executive officers and senior management, 40,877 are contingent upon the Corporation meeting certain performance goals to be set by the Executive Compensation and Option Committee of the Board of Directors of the Corporation each year, with the remaining based on time and service. All Restricted Stock Awards provided to the officers and certain other employees were issued under the 2004 Incentive Stock Plan, 2000 Employee Plan and the Employee Plan. Restricted Stock Awards provided to directors were issued under the 2004 Incentive Stock Plan and the 2000 Director Plan.

Information regarding the Restricted Stock Awards is summarized below:

		Weighted-Average
		Grant – Date
	Shares	Fair Value
Outstanding at January 1, 2012	187,447	$33.82
Vested	(81,604)	34.42
Outstanding at March 31, 2012	105,843	$33.36

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

During the three months ended March 31, 2012 and 2011, 4,238 and 3,197 deferred stock units were earned, respectively.  As of March 31, 2012 and December 31, 2011, there were 102,274 and 98,009 director stock units outstanding, respectively.

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

The following information presents the Company’s results for the three months ended March 31, 2012 and 2011 in accordance with ASC 260, Earnings Per Unit: (in thousands, except per unit amounts)

	Three Months Ended
	March 31,
Computation of Basic EPU	2012	2011
Income from continuing operations	$25,448	$18,435
Add: Noncontrolling interest in consolidated joint ventures	79	110
Deduct: Preferred unit distributions	--	(500)
Income from continuing operations available to common unitholders	$25,527	18,045
Income (loss) from discontinued operations available to common
unitholders	3,819	140
Net income available to common unitholders	$29,346	$18,185

Weighted average common units	99,992	95,900

Basic EPU:
Income from continuing operations available to common unitholders	$0.25	$0.19
Income (loss) from discontinued operations available to common
unitholders	0.04	--
Net income available to common unitholders	$0.29	$0.19

	Three Months Ended
	March 31,
Computation of Diluted EPU	2012	2011
Income from continuing operations available to common unitholders	$25,527	$18,045
Income (loss) from discontinued operations for diluted earnings
per unit	3,819	140
Net income available to common unitholders	$29,346	$18,185

Weighted average common units	100,062	96,015

Diluted EPU:
Income from continuing operations available to common unitholders	$0.25	$0.19
Income (loss) from discontinued operations available to common
unitholders	0.04	--
Net income available to common unitholders	$0.29	$0.19

The following schedule reconciles the units used in the basic EPU calculation to the units used in the diluted EPU calculation:  (in thousands)

	Three Months Ended
	March 31,
	2012	2011
Basic EPU units	99,992	95,900
Stock options	--	43
Restricted Stock Awards	70	72
Diluted EPU Units	100,062	96,015

Unvested restricted stock outstanding as of March 31, 2012 and 2011 were 105,843 and 157,681, respectively.

Distributions declared per common unit for each of the three month periods ended March 31, 2012 and 2011 was $0.45 per unit.

10.	NONCONTROLLING INTERESTS IN CONSOLIDATED JOINT VENTURES

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

11.      EMPLOYEE BENEFIT 401(k) PLANS

Employees of the Corporation, who meet certain minimum age and service requirements, are eligible to participate in the Mack-Cali Realty Corporation 401(k) Savings/Retirement Plan (the “401(k) Plan”).  Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law.  The amounts contributed by employees are immediately vested and non-forfeitable.  The Corporation may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year.  Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Corporation at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Corporation.  All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year.  The assets of the 401(k) Plan are held in trust and a separate account is established for each participant.  A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Corporation.  The Company did not make any contributions nor recognize any expense for the 401(k) Plan for each of the three months ended March 31, 2012 and 2011, respectively.

12.      DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments at March 31, 2012 and December 31, 2011.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of March 31, 2012 and December 31, 2011.

The fair value of the Company’s long-term debt, consisting of senior unsecured notes, an unsecured revolving credit facility and mortgages, loans payable and other obligations aggregated approximately $2.1 billion and $2.1 billion as compared to the book value of approximately $1.9 billion and $1.9 billion as of March 31, 2012 and December 31, 2011, respectively.  The fair value of the Company’s long-term debt is categorized as a level 2 basis (as provided by ASC 820, Fair Value Measurements and Disclosures).  The fair value is estimated using a discounted cash flow analysis valuation on the borrowing rates currently available to the Company for loans with similar terms and maturities.  The fair value of the mortgage debt and the unsecured notes was determined by discounting the future contractual interest and principal payments by a market rate.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2012 and December 31, 2011.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2012 and current estimates of fair value may differ significantly from the amounts presented herein.

13.      COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS
Pursuant to agreements with the City of Jersey City, New Jersey, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties located in Jersey City, as follows:

The Harborside Plaza 4-A agreement, as amended, which commenced in 2002, is for a term of 20 years.  The PILOT is equal to two percent of Total Project Costs, as defined.  Total Project Costs, are $49.5 million.  The PILOT totaled $247,000 and $247,000 for the three months ended March 31, 2012 and 2011, respectively.

The Harborside Plaza 5 agreement, as amended, which commenced in 2002, is for a term of 20 years.  The PILOT is equal to two percent of Total Project Costs, as defined.  Total Project Costs are $170.9 million.  The PILOT totaled $854,000 and $854,000 for the three months ended March 31, 2012 and 2011, respectively.

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

GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of March 31, 2012, are as follows: (dollars in thousands)

Year	Amount
April 1 through December 31, 2012	$ 275
2013	351
2014	367
2015	371
2016	371
2017 through 2084	16,318

Total	$18,053

Ground lease expense incurred by the Company during the three months ended March 31, 2012 and 2011 amounted to $102,000 and $102,000, respectively.

OTHER
The Company may not dispose of or distribute certain of its properties, currently comprised of seven properties with an aggregate net book value of approximately $131 million, which were originally contributed by certain unrelated common unitholders, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Corporation’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Corporation’s Board of Directors; David S. Mack, director of the Corporation; Earle I. Mack, a former director of the Corporation; and Mitchell E. Hersh, president, chief executive officer and director of the Corporation), the Robert Martin Group (which includes Robert F. Weinberg, director of the Corporation; and Timothy M. Jones, former president of the Corporation), the Cali Group (which includes John R. Cali, director of the Corporation, and John J. Cali, a former director of the Corporation).  128 of the Company’s properties, with an aggregate net book value of $1.7 billion, have lapsed restrictions and are subject to these conditions.

In August 2011, the Company commenced construction of a 203,000 square foot office building which is pre-leased for 15 years and three months, subject to two extension options of between five and 10 years each, to Wyndham Worldwide.  Wyndham currently leases space in neighboring buildings in the Mack-Cali Business Campus in Parsippany, New Jersey.  The new building is expected to be delivered to the tenant in the first quarter of 2013 at a total estimated cost of approximately $53.5 million (of which the Company has incurred $18.2 million through March 31, 2012).

In December 2011, the Company entered into a development agreement (the “Development Agreement”) with Ironstate Development LLC (“Ironstate”) for the development of up to 2 million square feet of residential space with associated parking and ancillary retail space on land owned by the Company at its Harborside Financial Center complex in Jersey City, New Jersey (the “Harborside Residential Project”).  The first phase of the project is expected to consist of a parking pedestal to support two high-rise towers of approximately 630 apartment units each, and estimated to cost approximately $380 million.  The parties anticipate a fourth quarter 2012 ground breaking and the project will be ready for occupancy within approximately two years thereafter.

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

Future minimum rentals to be received under non-cancelable operating leases at March 31, 2012 are as follows (dollars in thousands):

Year	Amount
April 1 through December 31, 2012	$432,341
2013	524,171
2014	463,797
2015	394,113
2016	343,592
2017 and thereafter	1,299,559

Total	$3,457,573

15.      SEGMENT REPORTING

The Company operates in two business segments: (i) real estate and (ii) construction services.  The Company provides leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio.  In May 2006, in conjunction with the Company’s acquisition of the Gale Company and related businesses, the Company acquired a business specializing solely in construction and related services whose operations comprise the Company’s construction services segment.  The Company had no revenues from foreign countries recorded for the three months ended March 31, 2012 and 2011.  The Company had no long lived assets in foreign locations as of March 31, 2012 and December 31, 2011.  The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties in the real estate segment and net operating income from its construction services segment.

Selected results of operations for the three months ended March 31, 2012 and 2011 and selected asset information as of March 31, 2012 and December 31, 2011 regarding the Company’s operating segments are as follows (dollars in thousands):

		Construction	Corporate	Total
	Real Estate	Services	& Other (d)	Company
Total revenues:
Three months ended:
March 31, 2012	$178,887	$3,833	$ 260	$182,980
March 31, 2011	179,736	3,915	562	184,213

Total operating and interest expenses(a):
Three months ended:
March 31, 2012	$ 65,230	$3,890	$41,190	$110,310	(e)
March 31, 2011	74,881	4,122	38,967	117,970	(f)

Equity in earnings (loss) of unconsolidated
joint ventures:
Three months ended:
March 31, 2012	$ 600	--	--	$ 600
March 31, 2011	(101)	--	--	(101)

Net operating income (b):
Three months ended:
March 31, 2012	$114,257	$ (57)	$(40,930)	$ 73,270	(e)
March 31, 2011	104,754	(207)	(38,405)	66,142	(f)

Total assets:
March 31, 2012	$4,285,146	$6,862	$ 7,426	$4,299,434
December 31, 2011	4,272,469	7,022	16,268	4,295,759

Total long-lived assets (c):
March 31, 2012	$4,035,730	--	$ 2,178	$4,037,908
December 31, 2011	4,034,651	--	2,272	4,036,923

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

(e)	Excludes $47,822 of depreciation and amortization.
(f)	Excludes $47,707 of depreciation and amortization.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following discussion should be read in conjunction with the Consolidated Financial Statements of Mack-Cali Realty, L.P. and the notes thereto (collectively, the “Financial Statements”).  Certain defined terms used herein have the meaning ascribed to them in the Financial Statements.

Executive Overview

Mack-Cali Realty Corporation together with its subsidiaries, (the “Corporation” or the “General Partner”) is one of the largest real estate investment trusts (REITs) in the United States.  Mack-Cali Realty, L.P. (“the Company” or “Operating Partnership”) has been involved in all aspects of commercial real estate development, management and ownership for over 50 years and the Corporation has been a publicly-traded REIT since 1994.  The Company owns or has interests in 277 properties (collectively, the “Properties”), primarily class A office and office/flex buildings, totaling approximately 32.2 million square feet, leased to over 2,000 tenants.  The Properties are located primarily in suburban markets of the Northeast, some with adjacent, Company-controlled developable land sites able to accommodate up to 12.3 million square feet of additional commercial space.

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

The Company’s core markets continue to be weak.  The percentage leased in the Company’s consolidated portfolio of stabilized operating properties was 87.9 percent at March 31, 2012 as compared to 88.3 percent at December 31, 2011 and 88.2 percent at March 31, 2011.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.  Leases that expired as of March 31, 2012, December 31, 2011 and March 31, 2011 aggregate 148,404, 193,213 and 144,219 square feet, respectively, or 0.5, 0.6 and 0.5 percentage of the net rentable square footage, respectively.  The Company believes that vacancy rates may continue to increase and rental rates may continue to decline in some of its markets through 2012 and possibly beyond.  As a result, the Company’s future earnings and cash flow may continue to be negatively impacted by current market conditions.

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

The remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand our:

•	critical accounting policies and estimates;
•	results of operations for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011; and
•	liquidity and capital resources.

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

Rental Property:
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Interest capitalized by the Company for the three months ended March 31, 2012 and 2011 was $0.2 million and $0.6 million, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

Revenue Recognition:
Base rental revenue is recognized on a straight-line basis over the terms of the respective leases.  Unbilled rents receivable represents the cumulative amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements.  Above-market and below-market lease values for acquired properties are initially recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed-rate renewal options for below-market leases.  The capitalized above-market lease values for acquired properties are amortized as a reduction of base rental revenue over the remaining term of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed-rate renewal options of the respective leases.  Escalations and recoveries from tenants are received from tenants for certain costs as provided in the lease agreements.  These costs generally include real estate taxes, utilities, insurance, common area maintenance and other recoverable costs.

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

Results From Operations

The following comparisons for the three months ended March 31, 2012 (“2012”), as compared to the three months ended March 31, 2011 (“2011”), make reference to the following:  (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Company at December 31, 2010, excluding properties sold or held for sale through March 31, 2012, and (ii) the effect of the “Acquired Properties,” which represent all properties acquired by the Company, commencing initial operations, or initially consolidated by the Company, from January 1, 2011 through March 31, 2012.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

	Three Months Ended
	March 31,		Dollar	Percent
(dollars in thousands)	2012	2011	Change	Change
Revenue from rental operations and other:
Base rents	$148,667	$147,711	$956	0.6%
Escalations and recoveries from tenants	20,150	27,180	(7,030)	(25.9)
Other income	9,492	4,291	5,201	121.2
Total revenues from rental operations	178,309	179,182	(873)	(0.5)

Property expenses:
Real estate taxes	22,903	24,795	(1,892)	(7.6)
Utilities	16,102	19,742	(3,640)	(18.4)
Operating services	26,604	30,346	(3,742)	(12.3)
Total property expenses	65,609	74,883	(9,274)	(12.4)

Non-property revenues:
Construction services	3,463	3,799	(336)	(8.8)
Real estate services	1,208	1,232	(24)	(1.9)
Total non-property revenues	4,671	5,031	(360)	(7.2)

Non-property expenses:
Direct construction costs	3,278	3,582	(304)	(8.5)
General and administrative	10,807	8,623	2,184	25.3
Depreciation and amortization	47,822	47,707	115	0.2
Total non-property expenses	61,907	59,912	1,995	3.3
Operating income	55,464	49,418	6,046	12.2
Other (expense) income:
Interest expense	(30,629)	(30,892)	263	0.9
Interest and other investment income	13	10	3	30.0
Equity in earnings (loss) of unconsolidated joint ventures	600	(101)	701	694.1
Total other (expense) income	(30,016)	(30,983)	967	3.1
Income from continuing operations	25,448	18,435	7,013	38.0
Discontinued operations:
Income (loss) from discontinued operations	(193)	140	(333)	(237.9)
Realized gains (losses) and unrealized losses
on disposition of rental property, net	4,012	--	4,012	--
Total discontinued operations, net	3,819	140	3,679	2,627.9
Net income	29,267	18,575	10,692	57.6
Noncontrolling interest in consolidated joint ventures	79	110	(31)	(28.2)
Preferred unit distributions	--	(500)	500	100.0
Net income available to common unitholders	$29,346	$18,185	$11,161	61.4%

The following is a summary of the changes in revenue from rental operations and other, and property expenses divided into Same-Store Properties and Acquired Properties:

	Total		Same-Store		Acquired
	Company		Properties		Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change
Revenue from rental operations
and other:
Base rents	$956	0.6%	$(248)	(0.2)%	$1,204	0.8%
Escalations and recoveries
from tenants	(7,030)	(25.9)	(7,030)	(25.9)	--	--
Other income	5,201	121.2	5,201	121.2	--	--
Total	$(873)	(0.5)%	$(2,077)	(1.2)%	$1,204	0.7%

Property expenses:
Real estate taxes	$(1,892)	(7.6)%	$(1,892)	(7.6)%	--	--
Utilities	(3,640)	(18.4)	(3,640)	(18.4)	--	--
Operating services	(3,742)	(12.3)	(3,742)	(12.3)	--	--
Total	$(9,274)	(12.4)%	$(9,274)	(12.4)%	--	--

OTHER DATA:
Number of Consolidated Properties	264		263		1
(excluding properties held for sale):
Square feet (in thousands)	30,755		30,551		204

Base rents for the Same-Store Properties decreased $0.2 million, or 0.2 percent, for 2012 as compared to 2011 due primarily to decreased occupancy and rental rates.  Escalations and recoveries from tenants for the Same-Store Properties decreased $7.0 million, or 25.9 percent, for 2012 over 2011, due primarily to lower property expenses in 2012, as compared to 2011.  Other income for the Same-Store Properties increased $5.2 million, or 121.2 percent, for 2012 as compared to 2011, due primarily to an increase in lease breakage fees recognized in 2012 as compared to 2011.

Real estate taxes on the Same-Store Properties decreased $1.9 million, or 7.6 percent, for 2012 as compared to 2011, due primarily to greater refunds on tax appeals received in 2012 as compared to 2011 for certain properties.  Utilities for the Same-Store Properties decreased $3.6 million, or 18.4 percent, for 2012 as compared to 2011, due primarily to lower rates and usage in 2012 as compared to 2011.  Operating services for the Same-Store Properties decreased $3.7 million, or 12.3 percent, for 2012 as compared to 2011, due primarily to a decrease in snow removal costs for 2012 as compared to 2011, as a result of a milder winter in 2012.

Construction services revenue decreased $0.3 million, or 8.8 percent, in 2012 as compared to 2011, due to decreased construction contracts in 2012.  Real estate services revenue was relatively unchanged, for 2012 as compared to 2011.

Direct construction costs decreased $0.3 million, or 8.5 percent, in 2012 as compared to 2011, due primarily to decreased construction contracts in 2012.  General and administrative expense increased $2.2 million, or 25.3 percent, for 2012 as compared to 2011, which was due primarily to $1.4 million in costs related to the departure of one of the Company’s executive vice presidents in 2012, as well as an increase in marketing expenses in 2012 as compared to 2011.

Depreciation and amortization increased by $0.1 million, or 0.2 percent, for 2012 over 2011.  This increase was due primarily to the effect of the Acquired Properties.

Interest expense decreased $0.3 million or 0.9 percent for 2012 as compared to 2011.  This decrease was primarily a result of lower average interest rates in 2012 as compared to 2011.

Interest and other investment income was relatively unchanged for 2012 as compared to 2011.

Equity in earnings (loss) of unconsolidated joint ventures increased $0.7, or 694.1 percent, for 2012 as compared to 2011 due primarily to income of $0.4 million in 2012 in the Stamford SM LLC venture, increased income of $0.2 million in the 12 Vreeland venture and $0.2 million in the Harborside South Pier venture for 2012 as compared to 2011.

Income from continuing operations increased to $25.4 million in 2012 from $18.4 million in 2011.  The increase of $7.0 million was due to the factors discussed above.

Realized gains (losses) and unrealized losses on disposition of rental property in 2012 of $4.0 million was comprised of a realized gain of $4.5 million on the disposition of an office property in King of Prussia, Pennsylvania (related to the transfer of the property to the mortgage lender in satisfaction of its obligations), partially offset by an unrealized loss of $0.5 million related to a property that it identified as held for sale at March 31, 2012.  The Company had recorded an impairment charge on the King of Prussia property of $9.5 million at December 31, 2010.  As of March 31, 2012, the company identified as held for sale three other office properties.  The above properties are considered discontinued operations for 2012 and 2011.  Loss from discontinued operations increased $0.3 million for 2012 as compared to 2011.

Net income available to common unitholders increased by $11.2 million, from $18.2 million in 2011 to approximately $29.4 million in 2012.  This increase was the result of an increase in income from continuing operations of $7.0 million for 2012 as compared to 2011, a realized gain on the disposition of rental property of $4.5 million in 2012, and preferred unit distributions of $0.5 million paid in 2011.  These were partially offset by an unrealized loss of $0.5 million in 2012 related to a property identified as held for sale an increase in loss from discontinued operations of $0.3 million, for 2012 as compared to 2011.

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

Construction Projects:
In August 2011, the Company commenced construction of a 203,000 square foot office building which is pre-leased for 15 years and three months, subject to two extension options of between five and 10 years each, to Wyndham Worldwide. Wyndham currently leases space in neighboring buildings in the Mack-Cali Business Campus in Parsippany, New Jersey. The new building is expected to be delivered to the tenant in the first quarter of 2013 at a total estimated cost of approximately $53.5 million (of which the Company has incurred $18.2 million through March 31, 2012).

In December 2011, the Company entered into a development agreement (the “Development Agreement”) with Ironstate Development LLC (“Ironstate”) for the development of up to 2 million square feet of residential space with associated parking and ancillary retail space on land owned by the Company at its Harborside Financial Center complex in Jersey City, New Jersey (the “Harborside Residential Project”).  The first phase of the project is expected to consist of a parking pedestal to support two high-rise towers of approximately 630 apartment units each, and estimated to cost approximately $380 million.  The parties anticipate a fourth quarter 2012 ground breaking and the project will be ready for occupancy within approximately two years thereafter.

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

REIT Restrictions:
To maintain its qualification as a REIT under the Code, the Corporation must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains.  Moreover, the Corporation intends to continue to make regular quarterly distributions to its common stockholders.  Based upon the most recently paid quarterly common stock dividend of $0.45 per common share, in the aggregate, such distributions would equal approximately $158.1 million ($180.0 million, including common units in the Company, held by parties other than the Corporation) on an annualized basis.  However, any such distribution, whether for federal income tax purposes or otherwise, would be paid out of (a) available cash, including borrowings and other sources, after meeting operating requirements, preferred stock dividends and distributions, and scheduled debt service on the Company’s debt, and (b) for distributions declared on or before December 31, 2012 with respect to a taxable year ending on or before December 31, 2011, the Corporation’s stock, as permitted pursuant to Internal Revenue Service Revenue Procedure 2010-12, 2010-3 I.R.B. Under this Revenue Procedure, the Corporation is permitted to make taxable distributions of its stock (in lieu of cash) if (x) any such distribution is declared on or before December 31, 2012 with respect to a taxable year ending on or before December 31, 2011, and (y) each of its stockholders is permitted to elect to receive its entire entitlement under such declaration in either cash or shares of equivalent value subject to a limitation in the amount of cash to be distributed in the aggregate; provided that (i) the amount of cash that is set aside for distribution is not less than 10 percent of the aggregate distribution so declared, and (ii) if too many of its stockholders elect to receive cash, a pro rata amount of cash will be distributed to each such stockholder electing to receive cash, but in no event will any such stockholder receive less than its entire entitlement under such declaration.

Property Lock-Ups:
The Company may not dispose of or distribute certain of its properties, currently comprised of seven properties with an aggregate net book value of approximately $131 million, which were originally contributed by certain unrelated common unitholders of the Company, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Corporation’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Corporation’s Board of Directors; David S. Mack, director of the Corporation; Earle I. Mack, a former director of the Corporation; and Mitchell E. Hersh, president, chief executive officer and director of the Corporation), the Robert Martin Group (which includes Robert F. Weinberg, director of the Corporation; and Timothy M. Jones, former president of the Corporation), the Cali Group (which includes John R. Cali, director of the Corporation, and John J. Cali, a former director of the Corporation).  As of March 31, 2012, 128 of the Company’s properties, with an aggregate net book value of $1.7 billion, have lapsed restrictions and are subject to these conditions.

Unencumbered Properties:
As of March 31, 2012, the Company had 237 unencumbered properties, totaling 24.5 million square feet, representing 79.0 percent of the Company’s total portfolio on a square footage basis.

Cash Flows

Cash and cash equivalents decreased by $28,000 to $20.5 million at March 31, 2012, compared to $20.5 million at December 31, 2011.  This decrease is comprised of the following net cash flow items:

1)	$57 million provided by operating activities.

2)	$53 million used in investing activities, consisting primarily of the following:

(a)	$21.1 million used for additions to rental property; plus
(b)	$32.3 million used for investments in unconsolidated joint ventures; plus
(c)	$642,000 increase in restricted cash; minus
(d)	$1 million from distributions in excess of cumulative earnings from unconsolidated joint ventures.
3)	$3.8 million used in financing activities, consisting primarily of the following:

(a)	$100 million used for repayments of senior unsecured notes; plus
(b)	$64 million used for repayments of revolving credit facility; plus
(c)	$45 million used for payments of dividends and distributions; plus
(d)	$2.3 million used for repayments of mortgages, loans payable and other obligations; minus
(e)	$208 million from borrowing from revolving credit facility.

Debt Financing

Summary of Debt:
The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of March 31, 2012.

	Balance		Weighted Average	Weighted Average Maturity
	($000’s)	% of Total	Interest Rate (a)	in Years
Fixed Rate Unsecured Debt and
Other Obligations	$1,019,435	52.53%	6.15%	3.53
Fixed Rate Secured Debt	711,280	36.65%	7.51%	5.38
Variable Rate Secured Debt	11,000	0.57%	2.22%	0.75
Variable Rate Unsecured Debt	199,000	10.25%	1.50% (b)	3.56

Totals/Weighted Average:	$1,940,715	100.00%	6.15%	4.20

(a) The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.25 percent as of March 31, 2012.
(b) Excludes amortized deferred financing costs pertaining to the Company’s unsecured revolving credit facility which amounted to $0.7 million for the three months ended March 31, 2012.

Debt Maturities:
Scheduled principal payments and related weighted average annual interest rates for the Company’s debt as of March 31, 2012 are as follows:

	Scheduled	Principal		Weighted Avg.
	Amortization	Maturities	Total	Interest Rate of
Period	($000’s)	($000’s)	($000’s)	Future Repayments (a)
April 1 to December 31, 2012	$ 7,883	$ 105,914	$ 113,797	6.50%
2013	11,315	145,223	156,538	5.39%
2014	10,468	335,257	345,725	6.82%
2015	8,941	349,000	357,941	3.23%	(b)
2016	8,753	273,120	281,873	7.16%
Thereafter	26,992	679,562	706,554	7.15%
Sub-total	74,352	1,888,076	1,962,428
Adjustment for unamortized debt
discount/premium and
mark-to-market, net, as of
March 31, 2012	(21,713)	--	(21,713)

Totals/Weighted Average	$52,639	$1,888,076	$1,940,715	6.15%

(a) The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.25 percent as of March 31, 2012.
(b) Excludes amortized deferred financing costs pertaining to the Company’s unsecured revolving credit facility which amounted to $0.7 million for the three months ended March 31, 2012.

Senior Unsecured Notes:
The terms of the Company’s senior unsecured notes (which totaled approximately $1.0 billion as of March 31, 2012) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

On April 19, 2012, the Company completed the sale of $300 million face amount of 4.50 percent senior unsecured notes due April 18, 2022 with interest payable semi-annually in arrears.  The net proceeds from the issuance of $296.8 million, after underwriting discount and offering expenses, were used primarily to repay outstanding borrowings under the Company’s unsecured revolving credit facility and for general corporate purposes, which may include the purchasing or retiring of some of our outstanding debt securities.

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

As of April 23, 2012, the Company had no outstanding borrowings under its unsecured revolving credit facility.

Through October 20, 2011, the Company had a $775 million unsecured revolving credit facility.  The interest rate on outstanding borrowings was LIBOR plus 55 basis points.

Money Market Loan:
The Company entered into an agreement with JPMorgan Chase Bank to participate in a noncommitted money market loan program (“Money Market Loan”).  The Money Market Loan is an unsecured borrowing of up to $75 million arranged by JPMorgan Chase Bank (“the lender”) with maturities of 30 days or less.  The rate of interest on the Money Market Loan borrowing is set at the time of each borrowing.  As of March 31, 2012, the Company had no outstanding borrowings under its Money Market Loan program.

Mortgages, Loans Payable and Other Obligations:
The Company has mortgages, loans payable and other obligations which consist of various loans collateralized by certain of the Company’s rental properties.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

Debt Strategy:
The Company does not intend to reserve funds to retire the Company’s senior unsecured notes, borrowings under its unsecured revolving credit facility, or its mortgages, loans payable and other obligations upon maturity.  Instead, the Corporation or Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates.  If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility.  As of April 23, 2012, the Company had no outstanding borrowings under its unsecured revolving credit facility and under the Money Market Loan.  The Company recently called two series of Senior Unsecured Notes for redemption and is reviewing various refinancing options, including the purchase of its senior unsecured notes in privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt, common and preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during 2012.  The Company currently anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs in the short term.  However, if these sources of funds are insufficient or unavailable, due to current economic conditions or otherwise, the Corporation’s ability to make the expected distributions discussed in “REIT Restrictions” above may be adversely affected.

Equity Financing and Registration Statements

Common Equity:
The following table presents the changes in the Corporation’s issued and outstanding shares of Common Stock and the Company’s common units for the three months ended March 31, 2012:

	Common	Common
	Stock	Units	Total
Outstanding at January 1, 2012	87,799,479	12,197,122	99,996,601
Common units redeemed for Common Stock	10,000	(10,000)	--
Cancellation of shares	(753)	--	(753)
Shares issued under Dividend Reinvestment
and Stock Purchase Plan	2,500	--	2,500

Outstanding at March 31, 2012	87,811,226	12,187,122	99,998,348

Share Repurchase Program:
The Corporation has a share repurchase program which was authorized by its Board of Directors in September 2007 to purchase up to $150 million of the Corporation’s outstanding common stock (“Repurchase Program”), which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions. As of March 31, 2012, the Corporation has a remaining authorization under the Repurchase Program of $46 million.  Concurrent with any repurchases of common stock by the Corporation, the Corporation sells to the Company an equal number of common units.

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

Shelf Registration Statements:
The Corporation has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the Corporation, under which no securities have been sold as of April 23, 2012.

The Corporation and the Company also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the Corporation and debt securities of the Company, under which $300 million of securities have been sold as of April 23, 2012 and $2.2 billion remains available for future issuances.

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
Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt (principal and interest), PILOT agreements, ground lease and other agreements as of March 31, 2012:

	Payments Due by Period
		Less than 1	1 – 3	4 – 5	6 – 10	After 10
(dollars in thousands)	Total	Year	Years	Years	Years	Years
Senior unsecured notes	$1,285,401	$181,888	$554,725	$250,350	$298,438	--
Revolving credit facility	209,696	2,985	5,970	200,741	--	--
Mortgages, loans payable
and other obligations	984,783	84,076	245,658	296,914	340,384	$17,751
Payments in lieu of taxes
(PILOT)	44,651	4,407	13,222	8,815	18,207	--
Ground lease payments	18,053	363	1,094	603	1,162	14,831
Total	$2,542,584	$273,719	$820,669	$757,423	$658,191	$32,582

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

Approximately $1.7 billion of the Company’s long-term debt as of March 31, 2012 bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates.  The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.  The interest rates on the Company’s variable rate debt as of March 31, 2012 ranged from LIBOR plus 125 basis points to LIBOR plus 200 basis points.  If market rates of interest on the Company’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $2.1 million annually and the increase or decrease in the fair value of the Company’s fixed rate debt as of March 31, 2012 would be approximately $67 million.

March 31, 2012
Debt,										Fair
including current portion ($s in thousands)	4/1/12- 12/31/12	2013	2014	2015	2016	Thereafter	Sub-total	Other (a)	Total	Value

Fixed Rate	$102,797	$156,538	$345,725	$158,941	$281,873	$706,554	$1,752,428	$(21,713)	$1,730,715	$1,895,719
Average Interest Rate	6.91%	5.39%	6.82%	5.40%	7.16%	7.15%			6.70%

Variable Rate	$ 11,000			$199,000			$ 210,000		$ 210,000	$ 210,000

(a)      Adjustment for unamortized debt discount/premium and mark-to-market, net, as of March 31, 2012.

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

Item 1A.     Risk Factors

 None.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(a)               COMMON STOCK
During the three months ended March 31, 2012, the Corporation issued 10,000 shares of common stock to holders of common units in the Company upon the redemption of such common units in private offerings pursuant to Section 4(2) of the Securities Act.  The holders of the common units were limited partners of the Company and accredited investors under Rule 501 of the Securities Act.  The common units were redeemed for an equal number of shares of common stock.  The Corporation has registered the resale of such shares under the Securities Act.

(b)               Not Applicable.

(c)               Not Applicable.

Item 3.       Defaults Upon Senior Securities

(a)               Not Applicable.

(b)               Not Applicable.

Item 4.        Mine Safety Disclosure

 Not Applicable.

Item 5.        Other Information

(a)	Not Applicable.

(b)               None.

Item 6.        Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

MACK-CALI REALTY, L.P.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mack-Cali Realty, L.P.
(Registrant)

	By:	Mack-Cali Realty Corporation
its General Partner

Date: April 25, 2012	By:	/s/ Mitchell E. Hersh
Mitchell E. Hersh
President and
Chief Executive Officer
(principal executive officer)

Date: April 25, 2012	By:	/s/ Barry Lefkowitz
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

3.6
Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. dated August 21, 1998 (filed as Exhibit 3.1 to the Company’s and the Corporation’s Registration Statement on Form S-3, Registration No. 333-57103, and incorporated herein by reference).

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

4.16
Supplemental Indenture No. 15 dated as of April 19, 2012, by and between Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Company’s Form 8-K dated April 19, 2012 and incorporated herein by reference).

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

10.11
Agreement and Release by and between Michael Grossman and the Company dated January 12, 2012 (filed as Exhibit 10.1 to the Company’s Form 8-K dated January 12, 2012 and incorporated herein by reference).

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

10.56
Second Amendment to Contribution and Exchange Agreement, dated as of June 27, 2000, between RMC Development Company, LLC f/k/a Robert Martin Company, LLC, Robert Martin Eastview North Company, L.P., the Company and the Corporation (filed as Exhibit 10.44 to the Company’s Form 10-K dated December 31, 2002 and incorporated herein by reference).

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

101.1*
The following financial statements from Mack-Cali Realty, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statement of Changes in Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

* filed herewith