Form 10-Q
period 2012-09-30
MACK CALI REALTY L P
filed 2012-10-25
CIK 1067063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

MACK-CALI REALTY, L.P.

FORM 10-Q

INDEX

Part I	Financial Information		Page

	Item 1.	Financial Statements (unaudited):

		Consolidated Balance Sheets as of September 30, 2012
		and December 31, 2011	4

		Consolidated Statements of Operations for the three and nine months
		ended September 30, 2012 and 2011	5

		Consolidated Statement of Changes in Equity for the nine months
		ended September 30, 2012	6

		Consolidated Statements of Cash Flows for the nine months
		ended September 30, 2012 and 2011	7

		Notes to Consolidated Financial Statements	8-35

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	36-55

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56

	Item 4.	Controls and Procedures	56

Part II	Other Information

	Item 1.	Legal Proceedings	57

	Item 1A.	Risk Factors	57

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57

	Item 3.	Defaults Upon Senior Securities	57

	Item 4.	Mine Safety Disclosure	57

	Item 5.	Other Information	57

	Item 6.	Exhibits	57

Signatures			58

Exhibit Index			59-75

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

The results of operations for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts) (unaudited)

	September 30,	December 31,
ASSETS	2012	2011
Rental property
Land and leasehold interests	$765,742	$773,026
Buildings and improvements	3,995,933	4,001,943
Tenant improvements	483,955	500,336
Furniture, fixtures and equipment	2,994	4,465
	5,248,624	5,279,770
Less – accumulated depreciation and amortization	(1,455,420)	(1,409,163)
	3,793,204	3,870,607
Rental property held for sale, net	18,404	-
Net investment in rental property	3,811,608	3,870,607
Cash and cash equivalents	21,543	20,496
Investments in unconsolidated joint ventures	65,559	32,015
Unbilled rents receivable, net	136,689	134,301
Deferred charges and other assets, net	206,434	210,470
Restricted cash	19,717	20,716
Accounts receivable, net of allowance for doubtful accounts
of $2,948 and $2,697	8,023	7,154

Total assets	$4,269,573	$4,295,759

LIABILITIES AND EQUITY
Senior unsecured notes	$1,198,314	$1,119,267
Revolving credit facility	67,000	55,500
Mortgages, loans payable and other obligations	704,940	739,448
Dividends and distributions payable	45,000	44,999
Accounts payable, accrued expenses and other liabilities	106,377	100,480
Rents received in advance and security deposits	50,546	53,019
Accrued interest payable	19,168	29,046
Total liabilities	2,191,345	2,141,759
Commitments and contingencies

Partners’ Capital:
General Partner, 87,821,885 and 87,799,479 common units outstanding	1,767,399	1,832,977
Limited partners, 12,177,122 and 12,197,122 common units outstanding	309,174	319,086
Total Mack-Cali Realty, L.P. partners’ capital	2,076,573	2,152,063

Noncontrolling interests in consolidated joint ventures	1,655	1,937

Total equity	2,078,228	2,154,000

Total liabilities and equity	$4,269,573	$4,295,759

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
REVENUES	2012	2011	2012	2011
Base rents	$146,424	$148,268	$443,709	$443,971
Escalations and recoveries from tenants	21,925	21,323	62,862	72,251
Construction services	1,169	2,359	9,235	8,984
Real estate services	1,285	1,353	3,606	3,737
Other income	2,409	2,134	15,242	9,875
Total revenues	173,212	175,437	534,654	538,818

EXPENSES
Real estate taxes	22,258	14,261	70,061	63,189
Utilities	17,859	19,845	48,405	56,244
Operating services	27,643	27,604	82,092	86,217
Direct construction costs	979	2,290	8,594	8,656
General and administrative	12,638	8,675	35,343	26,507
Depreciation and amortization	47,829	48,082	143,642	143,635
Total expenses	129,206	120,757	388,137	384,448
Operating income	44,006	54,680	146,517	154,370

OTHER (EXPENSE) INCOME
Interest expense	(30,510)	(31,041)	(92,784)	(92,849)
Interest and other investment income	7	9	27	29
Equity in earnings (loss) of unconsolidated joint ventures	2,418	539	4,751	1,174
Loss from early extinguishment of debt	-	-	(4,415)	-
Total other (expense) income	(28,085)	(30,493)	(92,421)	(91,646)
Income from continuing operations	15,921	24,187	54,096	62,724
Discontinued operations:
Income (loss) from discontinued operations	243	(104)	368	225
Realized gains (losses) and unrealized losses
on disposition of rental property, net	12	-	2,390	-
Total discontinued operations, net	255	(104)	2,758	225
Net income	16,176	24,083	56,854	62,949
Noncontrolling interest in consolidated joint ventures	85	96	256	308
Preferred unit distributions	-	(664)	-	(1,664)
Net income available to common unitholders	$16,261	$23,515	$57,110	$61,593

Basic earnings per common unit:
Income from continuing operations	$0.16	$0.24	$0.54	$0.63
Discontinued operations	-	-	0.03	-
Net income available to common unitholders	$0.16	$0.24	$0.57	$0.63

Diluted earnings per common unit:
Income from continuing operations	$0.16	$0.24	$0.54	$0.62
Discontinued operations	-	-	0.03	-
Net income available to common unitholders	$0.16	$0.24	$0.57	$0.62

Basic weighted average units outstanding	100,003	99,818	99,998	98,513

Diluted weighted average units outstanding	100,075	99,917	100,071	98,631

The accompanying notes are an integral part of these consolidated financial statements.

 MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands) (unaudited)

	General Partner Common Units	Limited Partner Common Units	General Partner Common Unitholders	Limited Partner Common Unitholders	Noncontrolling Interest in Consolidated Joint Ventures	Total Equity
Balance at January 1, 2012	87,800	12,197	$1,832,977	$319,086	$1,937	$2,154,000
Net income	-	-	50,149	6,961	(256)	56,854
Distributions	-	-	(118,554)	(16,444)	-	(134,998)
Decrease in noncontrolling interest	-	-	-	-	(26)	(26)
Redemption of limited partner common
units for general partner common stock	20	(20)	429	(429)	-	-
Units issued under Dividend
Reinvestment and Stock
Purchase Plan	7	-	186	-	-	186
Cancellation of general partner common units	(5)	-	(126)	-	-	(126)
Stock compensation	-	-	2,338	-	-	2,338
Balance at September 30, 2012	87,822	12,177	$1,767,399	$309,174	$1,655	$2,078,228

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended
	September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2012	2011
Net income	$56,854	$62,949
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	143,605	143,202
Depreciation and amortization on discontinued operations	441	1,279
Amortization of stock compensation	2,338	2,393
Amortization of deferred financing costs and debt discount	1,945	1,752
Write off of unamortized discount on senior unsecured notes	370	-
Equity in earnings of unconsolidated joint venture, net	(4,751)	(1,174)
Distributions of cumulative earnings from unconsolidated
joint ventures	2,680	2,482
Realized gains and unrealized losses on disposition
of rental property, net	(2,390)	-
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(2,438)	(4,927)
Increase in deferred charges and other assets, net	(22,521)	(31,238)
(Increase) decrease in accounts receivable, net	(909)	3,779
Increase in accounts payable, accrued expenses
and other liabilities	8,056	5,928
Decrease in rents received in advance and security deposits	(2,472)	(5,653)
Decrease in accrued interest payable	(7,733)	(10,163)

Net cash provided by operating activities	$173,075	$170,609

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property additions and improvements	$(59,105)	$(52,259)
Development of rental property	(16,301)	(12,971)
Proceeds from the sale of rental property	4,023	-
Investment in unconsolidated joint ventures	(32,477)	(334)
Distributions in excess of cumulative earnings from
unconsolidated joint ventures	1,028	1,280
Decrease (increase) in restricted cash	906	(2,321)

Net cash used in investing activities	$(101,926)	$(66,605)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$420,026	$219,000
Repayment of revolving credit facility	(408,526)	(420,000)
Proceeds from senior unsecured notes	299,403	-
Repayment of senior unsecured notes	(221,019)	-
Proceeds from offering of common stock	-	227,374
Repayment of mortgages, loans payable and other obligations	(22,424)	(6,382)
Payment of financing costs	(2,635)	(14)
Proceeds from stock options exercised	-	3,048
Payment of dividends and distributions	(134,927)	(133,027)

Net cash used in financing activities	$(70,102)	$(110,001)

Net increase (decrease) in cash and cash equivalents	$1,047	$(5,997)
Cash and cash equivalents, beginning of period	20,496	21,851

Cash and cash equivalents, end of period	$21,543	$15,854

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

The General Partner is a fully-integrated self-administered, self-managed real estate investment trust (“REIT”). The General Partner controls the Company as its sole general partner and owned an 87.8 percent and 87.8 percent common unit interest in the Company as of September 30, 2012 and December 31, 2011, respectively.

The General Partner’s business is the ownership of interests in and operation of the Company, and all of the General Partner’s expenses are incurred for the benefit of the Company. The General Partner is reimbursed by the Company for all expenses it incurs relating to the ownership and operation of the Company.

As of September 30, 2012, the Company owned or had interests in 276 properties plus developable land (collectively, the “Properties”).  The Properties aggregate approximately 32.2 million square feet, which are comprised of 264 buildings, primarily office and office/flex buildings totaling approximately 31.8 million square feet (which include eight buildings, primarily office buildings aggregating approximately 1.2 million square feet owned by unconsolidated joint ventures in which the Company has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, two retail properties totaling approximately 17,300 square feet, one hotel (which is owned by an unconsolidated joint venture in which the Company has an investment interest) and three parcels of land leased to others.  The Properties are located in five states, primarily in the Northeast, plus the District of Columbia.

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

2.      SIGNIFICANT ACCOUNTING POLICIES

Rental
Property
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized. Pursuant to the Company’s adoption of ASC 805, Business Combinations, effective January 1, 2009, acquisition-related costs are expensed as incurred.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Capitalized development and construction salaries and related costs approximated $765,000, and $969,000 for the three months ended September 30, 2012 and 2011, respectively, and $2,738,000 and $2,849,000 for the nine months ended September 30, 2012 and 2011, respectively.  Included in total rental property is construction, tenant improvement and development in-progress of $46,794,000 and $37,069,000 as of September 30, 2012 and December 31, 2011, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

Deferred
Financing Costs
Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $673,000 and $584,000 for the three months ended September 30, 2012 and 2011, respectively, and $1,945,000 and $1,752,000 for the nine months ended September 30, 2012 and 2011, respectively.  If a financing obligation is extinguished early, any unamortized deferred financing costs are written off and included in gains (loss) on early extinguishment of debt.  Such unamortized costs which were written off amounted to zero for the three months ended September 30, 2012 and 2011 and $370,000 and zero for the nine months ended September 30, 2012 and 2011, respectively.

Deferred
Leasing Costs
Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.  Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Corporation are compensated for providing leasing services to the Properties.  The portion of such compensation, which is capitalized and amortized, approximated $1,156,000 and $1,099,000 for the three months ended September 30, 2012 and 2011, respectively, and $3,312,000 and $3,135,000 for the nine months ended September 30, 2012 and 2011, respectively.

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

In the normal course of business, the Company or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable.  As of September 30, 2012, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are generally from the year 2007 forward.

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

Distributions
Payable
The distributions payable at September 30, 2012 represents distributions payable to common unitholders (99,999,691 units) for all such holders of record as of October 3, 2012 with respect to the third quarter 2012.  The third quarter 2012 common unit distributions of $0.45 per common unit were approved by the Corporation’s Board of Directors on September 12, 2012.  The common unit distributions payable were paid on October 12, 2012.

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

In 2002, the Company adopted the provisions of ASC 718, Compensation-Stock Compensation.  In 2006, the Company adopted the amended guidance, which did not have a material effect on the Company’s financial position and results of operations.  These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”) and stock options at the grant date be amortized ratably into expense over the appropriate vesting period.  The Company recorded restricted stock expense of $579,000 and $690,000 for the three months ended September 30, 2012 and 2011, respectively, and $1,971,000 and $2,070,000 for the nine months ended September 30, 2012 and 2011, respectively.

Other
Comprehensive
Income	Other comprehensive income (loss) includes items that are recorded in equity, such as unrealized holding gains or losses on marketable securities available for sale.

3.	RECENT TRANSACTIONS

Roseland Transaction
On October 23, 2012, the Company acquired the real estate development and management businesses (the “Roseland Business”) of Roseland Partners, L.L.C. (“Roseland Partners”), a premier multi-family residential community developer and manager based in Short Hills, New Jersey, and the Roseland Partners’ interests, principally in the form of unconsolidated joint venture interests, in various entities which, directly or indirectly, own or have rights with respect to various residential and/or commercial properties or vacant land (collectively, the “Roseland Assets”), pursuant to a membership interest and asset purchase agreement dated as of October 8, 2012 (“Roseland Agreement”) with Roseland Partners and, for the limited purposes stated in the Roseland Agreement, the following principals of the Roseland Partners (“Roseland Principals”): Marshall B. Tycher, Bradford R. Klatt and Carl Goldberg (the “Roseland Transaction”).

The Roseland Assets consist primarily of interests in: six operating multi-family properties totaling 1,769 apartments, one condo-residential property totaling four units and four commercial properties totaling approximately 212,000 square feet; 13 in-process development projects, which include nine multi-family properties totaling 2,149 apartments, two garages totaling 1,591 parking spaces and two retail properties totaling approximately 35,400 square feet; and interests or options in land parcels which may support approximately 5,980 apartments, approximately 736,000 square feet of commercial space, and a 321-key hotel. The locations of the properties extend from New Jersey to Massachusetts. The majority of the properties are located in New Jersey, in particular, at its flagship development at Port Imperial in Weehawken and West New York, in addition to the Jersey City Waterfront and other urban in-fill and transit-oriented locations.

The Roseland Assets and Roseland Business were acquired by the Company for aggregate consideration of up to approximately $134.6 million, subject to adjustment, consisting of:

•	approximately $115 million in cash (the “Roseland Cash Amount”);
•	approximately $4.0 million of assumed debt; and
•
up to an additional $15.6 million in cash (in the aggregate) that may be paid to Roseland Partners pursuant to certain earn-outs, which are based upon the achievement of certain operational milestones of the Roseland Assets and Roseland Business, including the completion of certain properties under construction, finalization of project financing and commencement of construction on certain properties, and achievement of other goals, during the three years following the closing date (the “Earn-Out Period”).

The Roseland Cash Amount and related closing costs were financed by the Company primarily through borrowings under its unsecured revolving credit facility and available cash.  The purchase price is subject to a working capital adjustment and further adjustment upon the failure to achieve a certain level of fee revenue, during the 33-month period following the closing date, from certain management agreements, development services agreements and consulting agreements acquired as part of the Roseland Assets and Roseland Business.  Also, at the closing, approximately $34 million in cash from the Roseland Cash Amount was deposited in escrow to secure certain of the indemnification obligations of Roseland Partners and the Roseland Principals under the terms of the Roseland Agreement.

During the Earn-Out Period, each of the Roseland Principals will serve as co-presidents of Roseland Management Services, L.P., a newly formed wholly owned subsidiary of the Company (“Roseland Management”), pursuant to employment agreements executed at closing.  Mitchell E. Hersh, President and Chief Executive Officer of the Corporation, also is assuming the role of Chairman and Chief Executive of Roseland Management.

The Roseland Agreement contains customary representations and warranties, covenants and indemnification obligations of the parties thereto as set forth therein.  For the three and nine months ended September 30, 2012, included in general and administrative expense was approximately $3.8 million and $6.3 million, respectively, for transaction costs related to the Roseland Transaction.

Property Sales
On July 25, 2012, the Company sold its 47,700 square foot office property located at 95 Chestnut Ridge Road in Montvale, New Jersey for net sales proceeds of approximately $4.0 million (with approximately no gain from the sale).  The Company had recognized a valuation allowance of $0.5 million on this property at March 31, 2012.

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

The venture has a mortgage loan with a balance as of September 30, 2012 of $64.3 million collateralized by the hotel property.  The loan carries an interest rate of 6.15 percent and matures in November 2016.  The venture has a loan with a balance as of September 30, 2012 of $5.1 million with the City of Jersey City, provided by the U.S. Department of Housing and Urban Development.  The loan currently bears interest at fixed rates ranging from 6.09 percent to 6.62 percent and matures in August 2020.  The Company has posted a $5.1 million letter of credit in support of this loan, half of which is indemnified by Hyatt.

RED BANK CORPORATE PLAZA
The Company has a joint venture with The PRC Group, which owns Red Bank Corporate Plaza, a 92,878 square foot office building located in Red Bank, New Jersey.  The property is fully leased to Hovnanian Enterprises, Inc. through September 30, 2017.  The Company holds a 50 percent interest in the venture.

The venture had a $20.3 million loan with a commercial bank collateralized by the office property, which bore interest at a rate of the London Interbank Offered Rate (“LIBOR”) plus 125 basis points and was scheduled to mature in May 2011.  In May 2011, the venture paid the lender $1.7 million and refinanced the remainder of the loan.  The new loan, with a balance of $17.5 million at September 30, 2012, bears interest at a rate of LIBOR plus 300 basis points and matures on May 17, 2016.  LIBOR was 0.21 percent at September 30, 2012.  The loan includes contingent guarantees for a portion of the principal by the Company based on certain conditions.  On September 22, 2011, the interest rate on 75 percent of the loan was fixed at 3.99375 percent effective from October 17, 2011 through maturity.

The Company performs management, leasing, and other services for the property owned by the joint venture and recognized $25,000 and $24,000 in fees for such services in the three months ended September 30, 2012 and 2011, respectively, and $75,000 and $72,000 for the nine months ended September 30, 2012 and 2011, respectively.

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

The Company performed management, leasing, and construction services for properties which had been owned by the unconsolidated joint ventures and recognized $117,000 and $108,000 in income for such services in the three months ended September 30, 2012 and 2011, respectively, and $354,000 and $382,000 in income for the nine months ended September 30, 2012 and 2011, respectively.

On October 18, 2012, the Portfolio Entities transferred the deeds of the four remaining Portfolio Properties to Gramercy in satisfaction of their obligations.

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

One Jefferson had a loan in the amount of $21 million, bearing interest at a rate of LIBOR plus 160 basis points, which was repaid on October 24, 2011.  On October 24, 2011, One Jefferson obtained a new loan in the amount of $20.2 million, which bears interest at a rate of one-month LIBOR plus 160 basis points and matures on October 24, 2013.

The Company performs management, leasing, and other services for Gale Jefferson and recognized $48,000 and $39,000 in income for such services in the three months ended September 30, 2012 and 2011, respectively, and $144,000 and $118,000 in income for the nine months ended September 30, 2012 and 2011, respectively.

STAMFORD SM LLC
On February 17, 2012, the Company entered into a joint venture to form Stamford SM L.L.C. (“Stamford SM”) which acquired a senior mezzanine loan (the “Mezz Loan”) position in the capital stack of a 1.7 million square foot class A portfolio in Stamford, Connecticut for $40 million.  The Mezz Loan has a face value of $50 million and is secured by the equity interests in a premier seven-building portfolio containing 1.67 million square feet of class A office space and 106 residential rental units totaling 70,500 square feet, all located in the Stamford Central Business District.  The interest-only Mezz Loan has a carrying value of $41.6 million as of September 30, 2012.  The Mezz Loan is subject to an agreement, which provides subject to certain conditions, that principal proceeds above $47 million are paid to another party.  The Mezz Loan bears interest at LIBOR plus 325 basis points and matures in August 2013 with a one-year extension option, subject to certain conditions.

The operating agreement of Stamford SM provides, among other things, distributions of net available cash in accordance with its members’ respective ownership percentages.  The Company owns an 80 percent interest in the venture.  The Company and the 20 percent member share equally in decision-making on all major decisions involving the operations of the joint venture.

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of September 30, 2012 and December 31, 2011: (dollars in thousands)

	September 30, 2012
	Plaza VIII & IX Associates	Harborside South Pier	Red Bank Corporate Plaza	Gramercy Agreement	12 Vreeland	Boston- Downtown Crossing	Gale Jefferson	Stamford SM LLC	Combined Total
Assets:
Rental property, net	$7,875	$56,265	$22,353	$38,267	$14,046	-	-	-	$138,806
Loan receivable	-	-	-	-	-	-	-	$41,610	41,610
Other assets	1,478	14,623	3,301	5,680	1,356	$46,198	$2,673	227	75,536
Total assets	$9,353	$70,888	$25,654	$43,947	$15,402	$46,198	$2,673	$41,837	$255,952
Liabilities and partners'/members' capital (deficit):
Mortgages, loans payable
and other obligations	-	$69,405	$17,542	$50,978	-	-	-	-	$137,925
Other liabilities	$530	5,814	309	935	$725	-	-	-	8,313
Partners’/members’
capital (deficit)	8,823	(4,331)	7,803	(7,966)	14,677	$46,198	$2,673	$41,837	109,714
Total liabilities and
partners’/members’
capital (deficit)	$9,353	$70,888	$25,654	$43,947	$15,402	$46,198	$2,673	$41,837	$255,952
Company’s investments
in unconsolidated
joint ventures, net	$4,334	$(960)	$3,804	-	$10,837	$13,006	$1,068	$33,470	$65,559

	December 31, 2011
	Plaza VIII & IX Associates	Harborside South Pier	Red Bank Corporate Plaza	Gramercy Agreement	12 Vreeland	Boston- Downtown Crossing	Gale Jefferson	Stamford SM LLC	Combined Total
Assets:
Rental property, net	$8,335	$59,733	$22,903	$39,276	$13,122	-	-	-	$143,369
Other assets	933	12,840	2,909	5,669	521	$46,121	$2,927	-	71,920
Total assets	$9,268	$72,573	$25,812	$44,945	$13,643	$46,121	$2,927	-	$215,289
Liabilities and partners'/members' capital (deficit):
Mortgages, loans payable
and other obligations	-	$70,690	$18,100	$50,978	$1,207	-	-	-	$140,975
Other liabilities	$531	4,982	117	1,086	168	-	-	-	6,884
Partners’/members’
capital (deficit)	8,737	(3,099)	7,595	(7,119)	12,268	$46,121	$2,927	-	67,430
Total liabilities and
partners’/members’
capital (deficit)	$9,268	$72,573	$25,812	$44,945	$13,643	$46,121	$2,927	-	$215,289
Company’s investments
in unconsolidated
joint ventures, net	$4,291	$(343)	$3,676	-	$10,233	$13,005	$1,153	-	$32,015

 SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three months ended September 30, 2012 and 2011:  (dollars in thousands)
2
Three Months Ended September 30, 2012
	Plaza VIII & IX Associates	Harborside South Pier	Red Bank Corporate Plaza	Gramercy Agreement	12 Vreeland	Boston- Downtown Crossing	Gale Jefferson	Stamford SM LLC	Combined Total
Total revenues	$259	$12,214	$851	$1,742	$1,012	-	$68	$1,165	$17,311
Operating and other	(62)	(7,600)	(247)	(942)	(291)	$(21)	-	(6)	(9,169)
Depreciation and amortization	(154)	(1,366)	(228)	(596)	(153)	-	-	-	(2,497)
Interest expense	-	(1,089)	(188)	(389)	(9)	-	-	-	(1,675)

Net income	$43	$2,159	$188	$(185)	$559	$(21)	$68	$1,159	$3,970
Company’s equity in earnings
(loss) of unconsolidated
joint ventures	$21	$1,080	$94	-	$279	$(6)	$23	$927	$2,418

Three Months Ended September 30, 2011
	Plaza VIII & IX Associates	Harborside South Pier	Red Bank Corporate Plaza	Gramercy Agreement	12 Vreeland	Boston- Downtown Crossing	Gale Jefferson	Stamford SM LLC	Combined Total
Total revenues	$272	$9,558	$832	$1,340	$663	-	$75	-	$12,740
Operating and other	(58)	(6,296)	(231)	(968)	(93)	$(362)	-	-	(8,008)
Depreciation and amortization	(154)	(1,415)	(226)	(449)	(261)	-	-	-	(2,505)
Interest expense	-	(1,112)	(167)	(384)	(41)	-	-	-	(1,704)

Net income	$60	$735	$208	$(461)	$268	$(362)	$75	-	$523
Company’s equity in earnings
(loss) of unconsolidated
joint ventures	$31	$361	$104	-	$134	$(115)	$24	-	$539

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the nine months ended September 30, 2012 and 2011:  (dollars in thousands)

Nine Months Ended September 30, 2012
	Plaza VIII & IX Associates	Harborside South Pier	Red Bank Corporate Plaza	Gramercy Agreement	12 Vreeland	Boston- Downtown Crossing	Gale Jefferson	Stamford SM LLC	Combined Total
Total revenues	$723	$31,281	$2,497	$4,640	$2,258	-	$197	$2,773	$44,369
Operating and other	(177)	(20,045)	(663)	(2,822)	(579)	$(1,110)	-	(32)	(25,428)
Depreciation and amortization	(460)	(4,179)	(684)	(1,502)	(460)	-	-	-	(7,285)
Interest expense	-	(3,289)	(553)	(1,163)	(12)	-	-	-	(5,017)

Net income	$86	$3,768	$597	$(847)	$1,207	$(1,110)	$197	$2,741	$6,639
Company’s equity in earnings
(loss) of unconsolidated
joint ventures	$43	$1,884	$298	-	$603	$(333)	$63	$2,193	$4,751

Nine Months Ended September 30, 2011
	Plaza VIII & IX Associates	Harborside South Pier	Red Bank Corporate Plaza	Gramercy Agreement	12 Vreeland	Boston- Downtown Crossing	Gale Jefferson	Stamford SM LLC	Combined Total
Total revenues	$721	$28,008	$2,424	$4,674	$1,653	-	$217	-	$37,697
Operating and other	(160)	(18,860)	(601)	(2,860)	(145)	$(1,113)	-	-	(23,739)
Depreciation and amortization	(460)	(4,254)	(677)	(1,781)	(892)	-	-	-	(8,064)
Interest expense	-	(3,357)	(376)	(1,167)	(129)	-	-	-	(5,029)

Net income	$101	$1,537	$770	$(1,134)	$487	$(1,113)	$217	-	$865
Company’s equity in earnings
(loss) of unconsolidated
joint ventures	$51	$768	$385	-	$243	$(340)	$67	-	$1,174

5.      DEFERRED CHARGES AND OTHER ASSETS

	September 30,	December 31,
(dollars in thousands)	2012	2011
Deferred leasing costs	$260,193	$261,106
Deferred financing costs	18,629	16,158
	278,822	277,264
Accumulated amortization	(124,708)	(123,597)
Deferred charges, net	154,114	153,667
In-place lease values, related intangible and other assets, net	18,884	28,055
Prepaid expenses and other assets, net	33,436	28,748

Total deferred charges and other assets, net	$206,434	$210,470

6.      RESTRICTED CASH

Restricted cash includes security deposits for certain of the Company’s properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following:  (dollars in thousands)

	September 30,	December 31,
	2012	2011
Security deposits	$6,960	$7,198
Escrow and other reserve funds	12,757	13,518

Total restricted cash	$19,717	$20,716

7.      DISCONTINUED OPERATIONS

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

At March 31, 2012, the Company identified as held for sale its 47,700 square foot office building located at 95 Chestnut Ridge Road in Montvale, New Jersey.  The Company determined that the carrying amount of this property was not expected to be recovered from estimated net sales proceeds and, accordingly, recognized a valuation allowance of $0.5 million at March 31, 2012.  On July 25, 2012, the Company sold the building for approximately $4.0 million (with approximately no gain from the sale).

At March 31, 2012, the Company identified as held for sale three office buildings totaling 222,258 square feet in Moorestown, New Jersey.  The Company determined that the aggregate carrying amount of these properties was not expected to be recovered from estimated net sales proceeds and, accordingly, recognized a valuation allowance of $1.6 million at June 30, 2012.  The three properties held for sale at September 30, 2012 carried an aggregate book value of $18.4 million, net of accumulated depreciation of $8.2 million, and a valuation allowance of $1.6 million.  The fair values of these properties are categorized as a level 3 basis, and the Company has used purchase prices from prospective buyers (net of estimated selling costs) in determining the values.

The Company has presented all of the above properties as discontinued operations in its statements of operations for all periods presented.

The following table summarizes income from discontinued operations and the related realized gains (losses) and unrealized losses on disposition of rental property, net, for the three and nine month periods ended September 30, 2012 and 2011:  (dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Total revenues	$961	$1,718	$3,427	$5,774
Operating and other expenses	(705)	(959)	(2,190)	(2,929)
Depreciation and amortization	(13)	(416)	(441)	(1,279)
Interest expense (net of interest income)	-	(447)	(428)	(1,341)

Income from discontinued operations before
gains (losses) and unrealized losses on
disposition of rental property	243	(104)	368	225
Realized gains (losses) and unrealized losses on
disposition of rental property, net	12	-	2,390	-

Total discontinued operations, net	$255	$(104)	$2,758	$225

8.   SENIOR UNSECURED NOTES

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

A summary of the Company’s senior unsecured notes as of September 30, 2012 and December 31, 2011 is as follows:  (dollars in thousands)

	September 30, 2012	December 31, 2011	Effective Rate (1)
5.250% Senior Unsecured Notes, due January 15, 2012 (2)	-	$99,988	5.457%
6.150% Senior Unsecured Notes, due December 15, 2012 (3)	-	94,438	6.894%
5.820% Senior Unsecured Notes, due March 15, 2013 (4)	-	25,972	6.448%
4.600% Senior Unsecured Notes, due June 15, 2013	$99,980	99,958	4.742%
5.125% Senior Unsecured Notes, due February 15, 2014	200,330	200,509	5.110%
5.125% Senior Unsecured Notes, due January 15, 2015	149,786	149,717	5.297%
5.800% Senior Unsecured Notes, due January 15, 2016	200,256	200,313	5.806%
7.750% Senior Unsecured Notes, due August 15, 2019	248,532	248,372	8.017%
4.500% Senior Unsecured Notes, due April 18, 2022	299,430	-	4.612%

Total Senior Unsecured Notes	$1,198,314	$1,119,267

(1)	Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount/premium on the notes, as applicable.
(2)   These notes were paid at maturity, primarily from borrowing on the Company’s unsecured revolving credit facility.
(3)
On May 25, 2012, the Company redeemed $94.9 million principal amount of its 6.15 percent senior unsecured notes due December 15, 2012 (the “2002 Notes”).  The redemption price, including a make-whole premium, was 103.19 percent of the principal amount of the 2002 Notes, plus accrued and unpaid interest up to the redemption date.  The Company funded the redemption price, including accrued and unpaid interest, of approximately $100.5 million from borrowing on its unsecured revolving credit facility, as well as cash on hand.  In connection with the redemption, the Company recorded approximately $3.3 million as a loss from early extinguishment of debt (including the write-off of unamortized deferred financing costs).

(4)
On May 25, 2012, the Company redeemed $26.1 million principal amount of its 5.82 percent senior unsecured notes due March 15, 2013 (the “2003 Notes”). The redemption price, including a make-whole premium, was 103.87 percent of the principal amount of the 2003 Notes, plus accrued and unpaid interest up to the redemption date. The Company funded the redemption price, including accrued and unpaid interest, of approximately $27.4 million from borrowing on its unsecured revolving credit facility, as well as cash on hand. In connection with the redemption, the Company recorded approximately $1.1 million as a loss from early extinguishment of debt (including the write-off of unamortized deferred financing costs).

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

As of September 30, 2012 and December 31, 2011, the Company had outstanding borrowings of $67 million and $56 million, respectively, under its unsecured revolving credit facility.

Through October 20, 2011, the Company had a $775 million unsecured revolving credit facility.  The interest rate on outstanding borrowings was LIBOR plus 55 basis points.

MONEY MARKET LOAN
The Company has an agreement with JPMorgan Chase Bank to participate in a noncommitted money market loan program (“Money Market Loan”).  The Money Market Loan is an unsecured borrowing of up to $75 million arranged by JPMorgan Chase Bank with maturities of 30 days or less.  The rate of interest on the Money Market Loan borrowing is set at the time of each borrowing.  As of September 30, 2012 and December 31, 2011, the Company had no outstanding borrowings under the Money Market Loan.

10.      MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties.  As of September 30, 2012, 30 of the Company’s properties, with a total book value of approximately $879.8 million are encumbered by the Company’s mortgages and loans payable.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

A summary of the Company’s mortgages, loans payable and other obligations as of September 30, 2012 and December 31, 2011 is as follows: (dollars in thousands)

Property Name	Lender	Effective Rate (a)		September 30, 2012	December 31, 2011	Maturity
2200 Renaissance Boulevard (b)	Wachovia CMBS	5.888%		-	$16,171	-
Soundview Plaza (c)	Morgan Stanley Mortgage Capital	6.015%		-	15,531	-
One Grande Commons (d)	Capital One Bank	LIBOR +2.00%		$11,000	11,000	12/31/12
9200 Edmonston Road	Principal Commercial Funding L.L.C.	5.534%		4,349	4,479	05/01/13
6305 Ivy Lane	John Hancock Life Insurance Co.	5.525%		6,064	6,245	01/01/14
395 West Passaic	State Farm Life Insurance Co.	6.004%		10,396	10,781	05/01/14
6301 Ivy Lane	John Hancock Life Insurance Co.	5.520%		5,739	5,899	07/01/14
35 Waterview Boulevard	Wachovia CMBS	6.348%		18,826	19,051	08/11/14
6 Becker, 85 Livingston,	Wachovia CMBS	10.220%		62,867	62,127	08/11/14
75 Livingston &
20 Waterview
4 Sylvan	Wachovia CMBS	10.190%		14,473	14,438	08/11/14
10 Independence	Wachovia CMBS	12.440%		16,161	15,908	08/11/14
4 Becker	Wachovia CMBS	9.550%		38,148	37,769	05/11/16
5 Becker	Wachovia CMBS	12.830%		12,391	12,056	05/11/16
210 Clay	Wachovia CMBS	13.420%		12,162	11,844	05/11/16
51 Imclone	Wachovia CMBS	8.390%		3,880	3,886	05/11/16
Various (e)	Prudential Insurance	6.332%		149,715	150,000	01/15/17
23 Main Street	JPMorgan CMBS	5.587%		30,586	31,002	09/01/18
Harborside Plaza 5	The Northwestern Mutual Life	6.842%		229,281	231,603	11/01/18
	Insurance Co. & New York Life
	Insurance Co.
100 Walnut Avenue	Guardian Life Insurance Co.	7.311%		19,080	19,241	02/01/19
One River Center (f)	Guardian Life Insurance Co.	7.311%		43,710	44,079	02/01/19
581 Main Street (g)	Valley National Bank	6.935%	(h)	16,112	16,338	07/01/34

Total mortgages, loans payable and other obligations				$704,940	$739,448

(a)
Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs, mark-to-market adjustment of acquired debt and other transaction costs, as applicable.

(b)	On March 28, 2012, the Company transferred the deed for 2200 Renaissance Boulevard to the lender in satisfaction of its obligations. See Note 7: Discontinued Operations.
(c)	On September4, 2012, the Company repaid this mortgage loan at par, using borrowings under the Company’s unsecured revolving credit facility.
(d)	The mortgage loan has two one-year extension options, subject to certain conditions and the payment of a fee.
(e)	Mortgage is collateralized by seven properties. The Operating Partnership has agreed, subject to certain conditions, to guarantee repayment of a portion of the loan.
(f)	Mortgage is collateralized by the three properties comprising One River Center.
(g)	The Operating Partnership has agreed, subject to certain conditions, to guarantee repayment of a portion of the loan.
(h)
The coupon interest rate will be reset at the end of year 10 (2019) and year 20 (2029) at 225 basis points over the 10-year treasury yield 45 days prior to the reset dates with a minimum rate of 6.875 percent.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED
Cash paid for interest for the nine months ended September 30, 2012 and 2011 was $98,191,000 and $99,089,000, respectively.  Interest capitalized by the Company for the nine months ended September 30, 2012 and 2011 was $1,427,000 and $875,400, respectively.

SUMMARY OF INDEBTEDNESS
As of September 30, 2012, the Company’s total indebtedness of $1,970,254,000 (weighted average interest rate of 6.19 percent) was comprised of $78,000,000 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 1.59 percent) and fixed rate debt and other obligations of $1,892,254,000 (weighted average rate of 6.38 percent).

As of December 31, 2011, the Company’s total indebtedness of $1,914,215,000 (weighted average interest rate of 6.46 percent) was comprised of $66,500,000 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 1.77 percent) and fixed rate debt and other obligations of $1,847,715,000 (weighted average rate of 6.63 percent).

11.      MACK-CALI REALTY, L.P’S PARTNERS’ CAPITAL

Partners’ Capital in the accompanying consolidated financial statements relates to (a) General Partners’ capital consisting of common units in the Company held by the General Partner, and (b) Limited Partners’ capital consisting of common units held by the limited partners.

Any transactions resulting in the issuance of additional common and preferred stock of the Corporation result in a corresponding issuance by the Company of an equivalent amount of common and preferred units to the Corporation.

GENERAL PARTNERS’ CAPITAL

PREFERRED STOCK
The Corporation had 10,000 shares of eight-percent Series C cumulative redeemable perpetual preferred stock issued and outstanding (“Series C Preferred Stock”) in the form of 1,000,000 depositary shares ($25 stated value per depositary share).  Each depositary share represented 1/100th of a share of Series C Preferred Stock.  The Series C Preferred Stock was essentially on an equivalent basis in priority with the Company’s preferred units.  On October 28, 2011, the Corporation redeemed its Series C Preferred Stock at a price of $2,500 per share, plus accrued and unpaid dividends through the date prior to the redemption date.  The write off of preferred stock issuance costs of $164,000 was included in preferred unit distributions for the year ended December 31, 2011.  Concurrent with this transaction, the Company redeemed from the Corporation all issued and outstanding Series C Preferred Units.

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

REPURCHASE OF GENERAL PARTNER UNITS
In September 2012, the Corporation’s Board of Directors renewed and authorized an increase to the Corporation’s repurchase program (“Repurchase Program”).  The Corporation has authorization to repurchase up to $150 million of its outstanding common stock under the renewed Repurchase Program, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.  No shares were purchased under the Repurchase Program through September 30, 2012.  From October 1, 2012 through October 23, 2012, the Corporation purchased and retired 394,625 shares of its outstanding common stock for an aggregate cost of approximately $11.0 million, with a remaining authorization under the Repurchase Program of $139.0 million.  Concurrent with these purchases, the Corporation sold to the Company 394,625 common units for approximately $11.0 million.

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

STOCK OPTION PLANS
In May 2004, the Corporation established the 2004 Incentive Stock Plan under which a total of 2,500,000 shares have been reserved for issuance.  No options have been granted through September 30, 2012 under this plan.  In September 2000, the Corporation established the 2000 Employee Stock Option Plan (“2000 Employee Plan”) and the Amended and Restated 2000 Director Stock Option Plan (“2000 Director Plan”).  In May 2002, shareholders of the Corporation approved amendments to both plans to increase the total shares reserved for issuance under both of the 2000 plans from 2,700,000 to 4,350,000 shares of the Corporation’s common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan).  In 1994, and as subsequently amended, the Corporation established the Mack-Cali Employee Stock Option Plan (“Employee Plan”) and the Mack-Cali Director Stock Option Plan (“Director Plan”) under which a total of 5,380,188 shares (subject to adjustment) of the Corporation’s common stock had been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan).  As the Employee Plan and Director Plan expired in 2004, and the 2000 Employee Plan and 2000 Director Plan expired in 2010, stock options may no longer be issued under those plans.  Stock options granted under the Employee Plan in 1994 and 1995 became exercisable over a three-year period.  Stock options granted under the 2000 Employee Plan and those options granted subsequent to 1995 under the Employee Plan became exercisable over a five-year period.  All stock options granted under both the 2000 Director Plan and Director Plan became exercisable in one year.  All options were granted at the fair market value at the dates of grant and have terms of ten years.  As of September 30, 2012 and December 31, 2011, the stock options outstanding, which were all exercisable, had a weighted average remaining contractual life of approximately 0.4 and 1.1 years, respectively.

Information regarding the Corporation’s stock option plans is summarized below:

	Shares Under Options	Weighted Average Exercise Price	Aggregate Intrinsic Value $(000’s)
Outstanding as January 1, 2012	183,870	$29.51	-
Exercised/Cancelled	-	-
Outstanding at September 30, 2012 ($28.47 – $45.47)	183,870	$29.51	-
Options exercisable at September 30, 2012	183,870
Available for grant at September 30, 2012	2,347,153

Cash received from options exercised under all stock option plans was zero and $1,585,000 for the three months ended September 30, 2012 and 2011, respectively, and zero and $3,048,000 for the nine months ended September 30, 2012 and 2011, respectively.  The total intrinsic value of options exercised during the three months ended September 30, 2012 and 2011 was zero and $140,000, respectively, and zero and $496,000 for the nine months ended September 30, 2012 and 2011, respectively.  The Corporation has a policy of issuing new shares to satisfy stock option exercises.

The Company recognized no stock options expense for the three and nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, the Company had $0.6 million of total unrecognized compensation cost related to unvested stock compensation granted under the Corporation’s stock compensation plans. That cost is expected to be recognized over a weighted average period of 0.3 years.

STOCK COMPENSATION
The Corporation has issued stock awards (“Restricted Stock Awards”) to officers, certain other employees, and nonemployee members of the Board of Directors of the Corporation, which allow the holders to each receive a certain amount of shares of the Corporation’s common stock generally over a one to seven-year vesting period, of which 105,843 unvested shares were outstanding at September 30, 2012.  Of the outstanding Restricted Stock Awards issued to executive officers and senior management, 40,877 are contingent upon the Corporation meeting certain performance goals to be set by the Executive Compensation and Option Committee of the Board of Directors of the Corporation each year, with the remaining based on time and service.  All Restricted Stock Awards provided to the officers and certain other employees were issued under the 2004 Incentive Stock Plan, 2000 Employee Plan and the Employee Plan.  Restricted Stock Awards provided to directors were issued under the 2004 Incentive Stock Plan and the 2000 Director Plan.

Information regarding the Restricted Stock Awards is summarized below:

		Weighted-Average
		Grant – Date
	Shares	Fair Value
Outstanding at January 1, 2012	187,447	$33.82
Vested	(81,604)	34.42
Outstanding at September 30, 2012	105,843	$33.36

On September 12, 2012, the Board of Directors of the Corporation approved the recommendations and ratified the determinations of the Executive Compensation and Option Committee of the Board of Directors of the Corporation (the “Committee”) with respect to new Restricted Stock Awards totaling 319,667 shares for those executive officers in place on such date.  The new Restricted Stock Awards may vest commencing January 1, 2014 and with the number of Restricted Stock Awards scheduled to be vested and earned on each vesting date on an annual basis over a five to seven year vesting schedule, with each annual vesting of each tranche of Restricted Stock Awards being subject to the attainment of annual performance goals to be set by the Committee for each year.

Also on September 12, 2012, the Board of Directors of the Corporation approved the recommendations and ratified the determinations of the Committee with respect to new multi-year total stockholder return (“TSR”) based awards (the “TSR-Based Awards”) totaling 5,160 performance shares (the “Performance Shares”) for those executive officers in place on such date, each Performance Share evidencing the right to receive $1,000 in the Corporation’s common stock upon vesting.  The Performance Shares may vest commencing December 31, 2013, with the number of Performance Shares scheduled to be vested and earned on each vesting date on an annual basis over a five year vesting schedule and with each annual vesting of each tranche of Performance Shares being subject to the attainment at each fiscal year end of a minimum stock price and either an absolute TSR target or a relative TSR target (the “TSR Performance Targets”) in comparison to a selection of Peer Group REITs, in each case as shall be fixed by the Committee for each year.  TSR, for purposes of the TSR-Based Performance Agreements, shall be equal to the share appreciation plus any dividends (including special dividends) distributed in the relevant period.

DEFERRED RETIREMENT COMPENSATION AGREEMENTS
On September 12, 2012, the Board of Directors of the Corporation approved multi-year deferred retirement compensation agreements for those executive officers in place on such date (the “Deferred Retirement Compensation Agreements”). Pursuant to the Deferred Retirement Compensation Agreements, the Corporation will make annual contributions of stock units (“Stock Units”) representing shares of the Corporation’s common stock on January 1 of each year from 2013 through 2017 into a deferred compensation account maintained on behalf of each Messrs. Hersh, Lefkowitz and Thomas.  The annual contribution for Messrs. Hersh, Lefkowitz and Thomas shall be in an amount of Stock Units equal to $500,000, $160,000 and $100,000, respectively.  For 2013, the number of Stock Units will be determined using a fixed grant date price of $30.00 per share.  Vesting of each annual contribution of Stock Units will occur on December 31 of each year, subject to continued employment.  Upon the payment of dividends on the Corporation’s common stock, Messrs. Hersh, Lefkowitz and Thomas shall be entitled to dividend equivalent payments in respect of both vested and unvested Stock Units payable in the form of additional Stock Units. The Stock Units shall become payable within 30 days after the earliest of any of the following triggering events: (a) the executive’s death or disability; (b) the date of the executive’s separation from service to the Corporation; and (c) the effective date of a change in control, in each case as such terms are defined in the employment agreements of Messrs. Hersh, Lefkowitz and Thomas. Upon the occurrence of a triggering event, the Stock Units shall be paid in cash based on the closing price of the Corporation’s common stock on the date of such triggering event.

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

During the nine months ended September 30, 2012 and 2011, 13,057 and 10,620 deferred stock units were earned, respectively.  As of September 30, 2012 and December 31, 2011, there were 110,666 and 98,009 director stock units outstanding, respectively.

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

The following information presents the Company’s results for the three months ended September 30, 2012 and 2011 in accordance with ASC 260, Earnings Per Unit: (in thousands, except per unit amounts)

	Three Months Ended
	September 30,
Computation of Basic EPU	2012	2011
Income from continuing operations	$15,921	$24,187
Add: Noncontrolling interest in consolidated joint ventures	85	96
Deduct: Preferred unit distributions	-	(664)
Income from continuing operations available to common unitholders	16,006	23,619
Income (loss) from discontinued operations available to common
unitholders	255	(104)
Net income available to common unitholders	16,261	23,515

Weighted average common units	100,003	99,818

Basic EPU:
Income from continuing operations available to common unitholders	$0.16	$0.24
Income (loss) from discontinued operations available to common
unitholders	-	-
Net income available to common unitholders	$0.16	$0.24

	Three Months Ended
	September 30,
Computation of Diluted EPU	2012	2011
Income from continuing operations available to common unitholders	$16,006	$23,619
Income (loss) from discontinued operations for diluted earnings
per unit	255	(104)
Net income available to common unitholders	$16,261	$23,515

Weighted average common unit	100,075	99,917

Diluted EPU:
Income from continuing operations available to common unitholders	$0.16	$0.24
Income (loss) from discontinued operations available to common
unitholders	-	-
Net income available to common unitholders	$0.16	$0.24

The following information presents the Company’s results for the nine months ended September 30, 2012 and 2011 in accordance with ASC 260, Earnings Per Unit:  (in thousands, except per unit amounts)

	Nine Months Ended
	September 30,
Computation of Basic EPU	2012	2011
Income from continuing operations	$54,096	$62,724
Add: Noncontrolling interest in consolidated joint ventures	256	308
Deduct: Preferred unit distributions	-	(1,664)
Income from continuing operations available to common unitholders	54,352	61,368
Income (loss) from discontinued operations available to common
unitholders	2,758	225
Net income available to common unitholders	$57,110	$61,593

Weighted average common units	99,998	98,513

Basic EPU:
Income from continuing operations available to common unitholders	$0.54	$0.63
Income (loss) from discontinued operations available to common
unitholders	0.03	-
Net income available to common unitholders	$0.57	$0.63

	Nine Months Ended
	September 30,
Computation of Diluted EPU	2012	2011
Income from continuing operations available to common unitholders	$54,352	$61,368
Income (loss) from discontinued operations for diluted earnings
per unit	2,758	225
Net income available to common unitholders	$57,110	$61,593

Weighted average common units	100,071	98,631

Diluted EPU:
Income from continuing operations available to common unitholders	$0.54	$0.62
Income (loss) from discontinued operations available to common
unitholders	0.03	-
Net income available to common unitholders	$0.57	$0.62

The following schedule reconciles the units used in the basic EPU calculation to the units used in the diluted EPU calculation:  (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Basic EPU units	100,003	99,818	99,998	98,513
Stock options	-	15	-	30
Restricted Stock Awards	72	84	73	88
Diluted EPU units	100,075	99,917	100,071	98,631

Unvested restricted stock outstanding as of September 30, 2012 and 2011 were 105,843 and 157,681, respectively.

Distributions declared per common unit for each of the three month periods ended September 30, 2012 and 2011 was $0.45 per unit.  Distributions declared per common unit for each of the nine month periods ended September 30, 2012 and 2011 was $1.35 per unit.

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

13.      EMPLOYEE BENEFIT 401(k) PLANS

Employees of the Corporation, who meet certain minimum age and service requirements, are eligible to participate in the Mack-Cali Realty Corporation 401(k) Savings/Retirement Plan (the “401(k) Plan”).  Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law.  The amounts contributed by employees are immediately vested and non-forfeitable.  The Corporation may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year.  Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Corporation at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Corporation.  All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year.  The assets of the 401(k) Plan are held in trust and a separate account is established for each participant.  A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Corporation.  The Company did not make any contributions nor recognize any expense for the 401(k) Plan for each of the nine months ended September 30, 2012 and 2011, respectively.

14.      DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments at September 30, 2012 and December 31, 2011.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2012 and December 31, 2011.

The fair value of the Company’s long-term debt, consisting of senior unsecured notes, an unsecured revolving credit facility and mortgages, loans payable and other obligations aggregated approximately $2.2 billion and $2.1 billion as compared to the book value of approximately $2.0 billion and $1.9 billion as of September 30, 2012 and December 31, 2011, respectively.  The fair value of the Company’s long-term debt is categorized as a level 3 basis (as provided by ASC 820, Fair Value Measurements and Disclosures).  The fair value is estimated using a discounted cash flow analysis valuation on the borrowing rates currently available to the Company for loans with similar terms and maturities.  The fair value of the mortgage debt and the unsecured notes was determined by discounting the future contractual interest and principal payments by a market rate.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2012 and December 31, 2011.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2012 and current estimates of fair value may differ significantly from the amounts presented herein.

15.      COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS
Pursuant to agreements with the City of Jersey City, New Jersey, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties located in Jersey City, as follows:

The Harborside Plaza 4-A agreement, as amended, which commenced in 2002, is for a term of 20 years.  The PILOT is equal to two percent of Total Project Costs, as defined.  Total Project Costs are $49.5 million.  The PILOT totaled $247,000 and $247,000 for the three months ended September 30, 2012 and 2011, respectively, and $742,000 and $742,000 for the nine months ended September 30, 2012 and 2011, respectively.

The Harborside Plaza 5 agreement, as amended, which commenced in 2002, is for a term of 20 years.  The PILOT is equal to two percent of Total Project Costs, as defined.  Total Project Costs are $170.9 million.  The PILOT totaled $854,000 and $854,000 for the three months ended September 30, 2012 and 2011, respectively, and $2.6 million and $2.6 million for the nine months ended September 30, 2012 and 2011, respectively.

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

GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of September 30, 2012, are as follows: (dollars in thousands)

Year	Amount
October 1 through December 31, 2012	$92
2013	351
2014	367
2015	371
2016	371
2017 through 2084	16,318

Total	$17,870

Ground lease expense incurred by the Company during the three months ended September 30, 2012 and 2011 amounted to $102,000 and $102,000, respectively, and $305,000 and $305,000 for the nine months ended September 30, 2012 and 2011, respectively.

OTHER
The Company may not dispose of or distribute certain of its properties, currently comprised of seven properties with an aggregate net book value of approximately $129.6 million, which were originally contributed by certain unrelated common unitholders, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Corporation’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Corporation’s Board of Directors; David S. Mack, director of the Corporation; Earle I. Mack, a former director of the Corporation; and Mitchell E. Hersh, president, chief executive officer and director of the Corporation), the Robert Martin Group (which includes Robert F. Weinberg, a former director of the Corporation; and Timothy M. Jones, former president of the Corporation), the Cali Group (which includes John R. Cali, a former director of the Corporation, and John J. Cali, a former director of the Corporation).  127 of the Company’s properties, with an aggregate net book value of $1.7 billion, have lapsed restrictions and are subject to these conditions.

In August 2011, the Company commenced construction of a 203,000 square foot office building which is pre-leased for 15 years and three months, subject to two extension options of between five and 10 years each, to Wyndham Worldwide.  Wyndham currently leases space in neighboring buildings in the Mack-Cali Business Campus in Parsippany, New Jersey.  The new building is expected to be delivered to the tenant in the first quarter of 2013 at a total estimated cost, including leasing costs, of approximately $53.5 million (of which the Company has incurred $30.7 million through September 30, 2012, including $13.0 million of land costs).

In December 2011, the Company entered into a development agreement (the “Development Agreement”) with Ironstate Development LLC (“Ironstate”) for the development of residential towers with associated parking and ancillary retail space on land owned by the Company at its Harborside Financial Center complex in Jersey City, New Jersey (the “Harborside Residential Project”).  The first phase of the project is expected to consist of a parking pedestal to support a high-rise tower of approximately 766 apartment units and estimated to cost approximately $243 million.  The parties anticipate the first phase will be ready for occupancy by approximately the second quarter of 2015.

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

In July 2012, the Company entered into a ground lease with Wegmans Food Markets, Inc. (“Wegmans”) at its undeveloped site located at Sylvan Way and Ridgedale Avenue in Hanover Township, New Jersey. Subject to receiving all necessary governmental approvals, Wegmans intends to construct a store of approximately 140,000 square feet on a finished pad to be delivered by the Company in the first quarter of 2014.  The Company expects to incur costs of approximately $12.1 million for the construction of the finished pad (of which the Company has incurred $0.5 million through September 30, 2012).

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

Future minimum rentals to be received under non-cancelable operating leases at September 30, 2012 are as follows (dollars in thousands):

Year	Amount
October 1 through December 31, 2012	$146,372
2013	555,291
2014	489,914
2015	420,352
2016	370,374
2017 and thereafter	1,438,568

Total	$3,420,871

17.      SEGMENT REPORTING

The Company operates in two business segments: (i) real estate and (ii) construction services.  The Company provides leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio.  In May 2006, in conjunction with the Company’s acquisition of the Gale Company and related businesses, the Company acquired a business specializing solely in construction and related services whose operations comprise the Company’s construction services segment.  The Company had no revenues from foreign countries recorded for the nine months ended September 30, 2012 and 2011.  The Company had no long lived assets in foreign locations as of September 30, 2012 and December 31, 2011.  The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties in the real estate segment and net operating income from its construction services segment.

Selected results of operations for the three and nine months ended September 30, 2012 and 2011 and selected asset information as of September 30, 2012 and December 31, 2011 regarding the Company’s operating segments are as follows (dollars in thousands):

		Construction	Corporate		Total
	Real Estate	Services	& Other (d)		Company
Total revenues:
Three months ended:
September 30, 2012	$171,356	$2,446	$(590)		$173,212
September 30, 2011	172,503	2,406	528		175,437
Nine months ended:
September 30, 2012	$523,445	$11,018	$191		$534,654
September 30, 2011	527,815	9,225	1,778		538,818

Total operating and interest expenses(a):
Three months ended:
September 30, 2012	$67,571	$2,361	$41,948	(i)	$111,880	(e)
September 30, 2011	61,234	2,681	39,792		103,707	(f)
Nine months ended:
September 30, 2012	$199,073	$10,938	$127,241	(i)	$337,252	(g)
September 30, 2011	204,586	10,066	118,981		333,633	(h)

Equity in earnings (loss) of unconsolidated
joint ventures:
Three months ended:
September 30, 2012	$2,418	-	-		$2,418
September 30, 2011	539	-	-		539
Nine months ended:
September 30, 2012	$4,751	-	-		$4,751
September 30, 2011	1,174	-	-		1,174

Net operating income (loss) (b):
Three months ended:
September 30, 2012	$106,203	$85	$(42,538)	(i)	$63,750	(e)
September 30, 2011	111,808	(275)	(39,264)		72,269	(f)
Nine months ended:
September 30, 2012	$329,123	$80	$(127,050)	(i)	$202,153	(g)
September 30, 2011	324,403	(841)	(117,203)		206,359	(h)

Total assets:
September 30, 2012	$4,249,228	$6,470	$13,875		$4,269,573
December 31, 2011	4,272,469	7,022	16,268		4,295,759

Total long-lived assets (c):
September 30, 2012	$4,010,766	-	$3,090		$4,013,856
December 31, 2011	4,034,651	-	2,272		4,036,923

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

(e)	Excludes $47,829 of depreciation and amortization.
(f)	Excludes $48,082 of depreciation and amortization.
(g)	Excludes $143,642 of depreciation and amortization.
(h)	Excludes $143,635 of depreciation and amortization.
(i)	Included in these amounts for the three and nine months ended September 30, 2012 were transaction costs related to the Roseland Transaction of $3.8 million and $6.3 million, respectively.

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

Executive Overview

Mack-Cali Realty Corporation together with its subsidiaries, (the “Corporation” or the “General Partner”) is one of the largest real estate investment trusts (REITs) in the United States.  Mack-Cali Realty, L.P. (“the Company” or “Operating Partnership”) has been involved in all aspects of commercial real estate development, management and ownership for over 60 years and the Corporation has been a publicly-traded REIT since 1994.  As of September 30, 2012, the Company owns or has interests in 276 properties (collectively, the “Properties”), primarily class A office and office/flex buildings, totaling approximately32.2 million square feet, leased to over 2,000 tenants.  The Properties are located primarily in suburban markets of the Northeast, some with adjacent, Company-controlled developable land sites able to accommodate up to 11.5 million square feet of additional commercial space.

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

The Company’s core markets continue to be weak.  The percentage leased in the Company’s consolidated portfolio of stabilized operating properties was 87.5 percent at September 30, 2012 as compared to 87.6 percent at June 30, 2012 and 88.2 percent at September 30, 2011.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.  Leases that expired as of September 30, 2012, June 30, 2012 and September 30, 2011 aggregate 113,335, 198,109 and 30,668 square feet, respectively, or 0.4, 0.6 and 0.1 percentage of the net rentable square footage, respectively.  Rental rates (including escalations) on the Company's space that was renewed (based on first rents payable) during the three months ended September 30, 2012 (on 463,883 square feet of renewals) increased an average of 5.9 percent compared to rates that were in effect under the prior leases, as compared to a 1.2 percent decrease during the three months ended September 30, 2011 (on 886,387 square feet of renewals).  Estimated lease costs for the renewed leases during the three months ended September 30, 2012 averaged $1.24 per square foot per year for a weighted average lease term of 3.9 years, and estimated lease costs for the renewed leases for the three months ended September 30, 2011 averaged $2.53 per square foot per year for a weighted average lease term of 3.5 years.  The Company believes that vacancy rates may continue to increase and rental rates may continue to decline in some of its markets through 2012 and possibly beyond.  As of September 30, 2012, leases which comprise approximately 11.1 percent of the Company’s annualized base rent are scheduled to expire during the year ended December 31, 2013.  With the decline of rental rates in our markets over the past few years, as leases expire in 2013, assuming no further changes in current market rental rates, the Company expects that the rental rates it is likely to achieve on new leases will generally be lower than the rates currently being paid, thereby resulting in less revenue from the same space.  As a result of the above factors, the Company’s future earnings and cash flow may continue to be negatively impacted by current market conditions.

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

The remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand our:

•
•	recent transactions;
•	critical accounting policies and estimates;
•	results of operations for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011; and
•	liquidity and capital resources.

Recent Transactions

Roseland Transaction
On October 23, 2012, the Company acquired the real estate development and management businesses (the “Roseland Business”) of Roseland Partners, L.L.C. (“Roseland Partners”), a premier multi-family residential community developer and manager based in Short Hills, New Jersey, and the Roseland Partners’ interests, principally in the form of unconsolidated joint venture interests, in various entities which, directly or indirectly, own or have rights with respect to various residential and/or commercial properties or vacant land (collectively, the “Roseland Assets”), pursuant to a membership interest and asset purchase agreement dated as of October 8, 2012 (“Roseland Agreement”) with Roseland Partners and, for the limited purposes stated in the Roseland Agreement, the following principals of the Roseland Partners (“Roseland Principals”): Marshall B. Tycher, Bradford R. Klatt and Carl Goldberg (the “Roseland Transaction”).

The Roseland Assets consist primarily of interests in: six operating multi-family properties totaling 1,769 apartments, one condo-residential property totaling four units and four commercial properties totaling approximately 212,000 square feet; 13 in-process development projects, which include nine multi-family properties totaling 2,149 apartments, two garages totaling 1,591 parking spaces and two retail properties totaling approximately 35,400 square feet; and interests or options in land parcels which may support approximately 5,980 apartments, approximately 736,000 square feet of commercial space, and a 321-key hotel. The locations of the properties extend from New Jersey to Massachusetts. The majority of the properties are located in New Jersey, in particular, at its flagship development at Port Imperial in Weehawken and West New York, in addition to the Jersey City Waterfront and other urban in-fill and transit-oriented locations.

The Roseland Assets and Roseland Business were acquired by the Company for aggregate consideration of up to approximately $134.6 million, subject to adjustment, consisting of:

•	approximately $115 million in cash (the “Roseland Cash Amount”);
•	approximately $4.0 million of assumed debt; and
•
up to an additional $15.6 million in cash (in the aggregate) that may be paid to Roseland Partners pursuant to certain earn-outs, which are based upon the achievement of certain operational milestones of the Roseland Assets and Roseland Business, including the completion of certain properties under construction, finalization of project financing and commencement of construction on certain properties, and achievement of other goals, during the three years following the closing date (the “Earn-Out Period”).

The Roseland Cash Amount and related closing costs were financed by the Company primarily through borrowings under its unsecured revolving credit facility and available cash.  The purchase price is subject to a working capital adjustment and further adjustment upon the failure to achieve a certain level of fee revenue, during the 33-month period following the closing date, from certain management agreements, development services agreements and consulting agreements acquired as part of the Roseland Assets and Roseland Business.  Also, at the closing, approximately $34 million in cash from the Roseland Cash Amount was deposited in escrow to secure certain of the indemnification obligations of Roseland Partners and the Roseland Principals under the terms of the Roseland Agreement.

During the Earn-Out Period, each of the Roseland Principals will serve as co-presidents of Roseland Management Services, L.P., a newly formed wholly owned subsidiary of the Company (“Roseland Management”), pursuant to employment agreements executed at closing.  Mitchell E. Hersh, President and Chief Executive Officer of the Corporation, also is assuming the role of Chairman and Chief Executive of Roseland Management.

The Roseland Agreement contains customary representations and warranties, covenants and indemnification obligations of the parties thereto as set forth therein.  For the three and nine months ended September 30, 2012, included in general and administrative expense was approximately $3.8 million and $6.3 million, respectively, for transaction costs related to the Roseland Transaction.

The Company intends to pursue additional multifamily residential investments in its core Northeast markets, both through acquisitions and developments, with the goal of expanding its holdings in the multifamily sector.

Property Sales
On July 25, 2012, the Company sold its 47,700 square foot office property located at 95 Chestnut Ridge Road in Montvale, New Jersey for net sales proceeds of approximately $4.0 million (with approximately no gain from the sale).  The Company had recognized a valuation allowance of $0.5 million on this property at March 31, 2012.

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

Results From Operations

The following comparisons for the three and nine months ended September 30, 2012 (“2012”), as compared to the three and nine months ended September 30, 2011 (“2011”), make reference to the following:  (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Company at June 30, 2011 (for the three-month period comparisons), and which represent all in-service properties owned by the Company at December 31, 2010 (for the nine-month period comparisons), excluding properties sold or held for sale through September 30, 2012, and (ii) the effect of the “Acquired Properties,” which represent all properties acquired by the Company, commencing initial operations, or initially consolidated by the Company, from July 1, 2011 through September 30, 2012 (for the three-month period comparisons), and which represents all properties acquired by the Company, commencing initial operations, or initially consolidated by the Company from January 1, 2011 through September 30, 2012 (for the nine-month period comparisons).

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

	Three Months Ended
	September 30,		Dollar	Percent
(dollars in thousands)	2012	2011	Change	Change
Revenue from rental operations and other:
Base rents	$146,424	$148,268	$(1,844)	(1.2)%
Escalations and recoveries from tenants	21,925	21,323	602	2.8
Other income	2,409	2,134	275	12.9
Total revenues from rental operations	170,758	171,725	(967)	(0.6)

Property expenses:
Real estate taxes	22,258	14,261	7,997	56.1
Utilities	17,859	19,845	(1,986)	(10.0)
Operating services	27,643	27,604	39	0.1
Total property expenses	67,760	61,710	6,050	9.8

Non-property revenues:
Construction services	1,169	2,359	(1,190)	(50.4)
Real estate services	1,285	1,353	(68)	(5.0)
Total non-property revenues	2,454	3,712	(1,258)	(33.9)

Non-property expenses:
Direct construction costs	979	2,290	(1,311)	(57.2)
General and administrative	12,638	8,675	3,963	45.7
Depreciation and amortization	47,829	48,082	(253)	(0.5)
Total non-property expenses	61,446	59,047	2,399	4.1
Operating income	44,006	54,680	(10,674)	(19.5)
Other (expense) income:
Interest expense	(30,510)	(31,041)	531	1.7
Interest and other investment income	7	9	(2)	(22.2)
Equity in earnings (loss) of unconsolidated joint ventures	2,418	539	1,879	348.6
Loss from early extinguishment of debt	-	-	-	-
Total other (expense) income	(28,085)	(30,493)	2,408	7.9
Income from continuing operations	15,921	24,187	(8,266)	(34.2)
Discontinued operations:
Income (loss) from discontinued operations	243	(104)	347	333.7
Realized gains (losses) and unrealized losses
on disposition of rental property, net	12	-	12	-
Total discontinued operations, net	255	(104)	359	345.2
Net income	16,176	24,083	(7,907)	(32.8)
Noncontrolling interest in consolidated joint ventures	85	96	(11)	(11.5)
Preferred unit distributions	-	(664)	664	100.0
Net income available to common unitholders	$16,261	$23,515	$(7,254)	(30.8)%

The following is a summary of the changes in revenue from rental operations and other, and property expenses divided into Same-Store Properties and Acquired Properties:

	Total		Same-Store		Acquired
	Company		Properties		Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change
Revenue from rental operations
and other:
Base rents	$(1,844)	(1.2)%	$(1,844)	(1.2)%	-	-
Escalations and recoveries
from tenants	602	2.8	602	2.8	-	-
Other income	275	12.9	275	12.9	-	-
Total	$(967)	(0.6)%	$(967)	(0.6)%	-	-

Property expenses:
Real estate taxes	$7,997	56.1%	$7,997	56.1%	-	-
Utilities	(1,986)	(10.0)	(1,986)	(10.0)	-	-
Operating services	39	0.1	39	0.1	-	-
Total	$6,050	9.8%	$6,050	9.8%	-	-

OTHER DATA:
Number of Consolidated Properties	264		264		-
(excluding properties held for sale):
Square feet (in thousands)	30,755		30,755		-

Base rents for the Same-Store Properties decreased $1.8 million, or 1.2 percent, for 2012 as compared to 2011, due primarily to a decrease in occupancy in 2012 as compared to 2011.  Escalations and recoveries from tenants for the Same-Store Properties increased $0.6 million, or 2.8 percent, for 2012 over 2011, due primarily to higher property expenses (including the effect of real estate tax appeal proceeds) in 2012, as compared to 2011.  Other income for the Same-Store Properties increased $0.3 million, or 12.9 percent, for 2012 as compared to 2011, due primarily to an increase in tenant services in 2012.

Real estate taxes on the Same-Store Properties increased $8.0 million, or 56.1 percent, for 2012 as compared to 2011.  The change in real estate taxes principally results from tax appeal proceeds, net of associated professional fees, decreasing by approximately $8.1 million, or 85.7 percent, from 2011 to 2012.  Real estate taxes, without the effect of net tax appeal proceeds, decreased $0.1 million, or 0.5 percent, principally due to lower assessments on numerous properties in 2012 as compared to 2011.  Utilities for the Same-Store Properties decreased $2.0 million, or 10.0 percent, for 2012 as compared to 2011, due primarily to lower rates and usage in 2012 as compared to 2011.  Operating services for the Same-Store Properties were relatively unchanged for 2012 as compared 2011.

Construction services revenue decreased $1.2 million, or 50.4 percent, in 2012 as compared to 2011, due to decreased construction contracts in 2012.  Real estate services revenue was relatively unchanged for 2012 as compared to 2011.

Direct construction costs decreased $1.3 million, or 57.2 percent, in 2012 as compared to 2011, due primarily to decreased construction contracts in 2012.  General and administrative expense increased $4.0 million, or 45.7 percent, for 2012 as compared to 2011, which was due primarily to $3.8 million of costs in connection with the Roseland Transaction in 2012.

Depreciation and amortization decreased by $0.3 million, or 0.5 percent, for 2012 over 2011.  This decrease was due primarily to assets becoming fully amortized in 2012.

Interest expense decreased $0.5 million, or 1.7 percent, for 2012 as compared to 2011.  This decrease was primarily a result of lower average borrowing rates in 2012 as compared to 2011, partially offset by higher average debt balances.

Interest and other investment income was relatively unchanged for 2012 as compared to 2011.

Equity in earnings (loss) of unconsolidated joint ventures increased $1.9 million, or 348.6 percent, for 2012 as compared to 2011, due primarily to income of $0.9 million in 2012 from the Stamford SM LLC venture, which was entered into in February 2012, and increased income of $0.7 million in the Harborside South Pier venture for 2012 as compared to 2011 due to higher occupancy and hotel events.

Income from continuing operations decreased to $15.9 million in 2012 from $24.2 million in 2011.  The decrease of $8.3 million was due to the factors discussed above.

Net income available to common unitholders decreased by $7.3 million, from $23.5 million in 2011 to approximately $16.2 million in 2012.  This decrease was the result of a decrease in income from continuing operations of $8.3 million for 2012 as compared to 2011.  This was partially offset by a decrease in preferred unit distributions of $0.7 million, and an increase in income from discontinued operations of $0.3 million for 2012 as compared to 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

	Nine Months Ended
	September 30,		Dollar	Percent
(dollars in thousands)	2012	2011	Change	Change
Revenue from rental operations and other:
Base rents	$443,709	$443,971	$(262)	(0.1)%
Escalations and recoveries from tenants	62,862	72,251	(9,389)	(13.0)
Other income	15,242	9,875	5,367	54.3
Total revenues from rental operations	521,813	526,097	(4,284)	(0.8)

Property expenses:
Real estate taxes	70,061	63,189	6,872	10.9
Utilities	48,405	56,244	(7,839)	(13.9)
Operating services	82,092	86,217	(4,125)	(4.8)
Total property expenses	200,558	205,650	(5,092)	(2.5)

Non-property revenues:
Construction services	9,235	8,984	251	2.8
Real estate services	3,606	3,737	(131)	(3.5)
Total non-property revenues	12,841	12,721	120	0.9

Non-property expenses:
Direct construction costs	8,594	8,656	(62)	(0.7)
General and administrative	35,343	26,507	8,836	33.3
Depreciation and amortization	143,642	143,635	7	-
Total non-property expenses	187,579	178,798	8,781	4.9
Operating income	146,517	154,370	(7,853)	(5.1)
Other (expense) income:
Interest expense	(92,784)	(92,849)	65	0.1
Interest and other investment income	27	29	(2)	(6.9)
Equity in earnings (loss) of unconsolidated joint ventures	4,751	1,174	3,577	304.7
Loss from early extinguishment of debt	(4,415)	-	(4,415)	-
Total other (expense) income	(92,421)	(91,646)	(775)	0.8
Income from continuing operations	54,096	62,724	(8,628)	(13.8)
Discontinued operations:
Income (loss) from discontinued operations	368	225	143	63.6
Realized gains (losses) and unrealized losses
on disposition of rental property, net	2,390	-	2,390	-
Total discontinued operations, net	2,758	225	2,533	1,125.8
Net income	56,854	62,949	(6,095)	(9.7)
Noncontrolling interest in consolidated joint ventures	256	308	(52)	(16.9)
Preferred unit distributions	-	(1,664)	1,664	100.0
Net income available to common unitholders	$57,110	$61,593	$(4,483)	(7.3)%

The following is a summary of the changes in revenue from rental operations and other, and property expenses divided into Same-Store Properties and Acquired Properties:

	Total		Same-Store		Acquired
	Company		Properties		Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change
Revenue from rental operations
and other:
Base rents	$(262)	(0.1)%	$(1,867)	(0.4)%	$1,605	0.3%
Escalations and recoveries
from tenants	(9,389)	(13.0)	(9,389)	(13.0)	-	-
Other income	5,367	54.3	5,367	54.3	-	-
Total	$(4,284)	(0.8)%	$(5,889)	(1.1)%	$1,605	0.3%

Property expenses:
Real estate taxes	$6,872	10.9	$6,872	10.9	-	-
Utilities	(7,839)	(13.9)	(7,839)	(13.9)	-	-
Operating services	(4,125)	(4.8)	(4,125)	(4.8)	-	-
Total	$(5,092)	(2.5)%	$(5,092)	(2.5)%	-	-

OTHER DATA:
Number of Consolidated Properties	264		263		1
(excluding properties held for sale):
Square feet (in thousands)	30,755		30,551		204

Base rents for the Same-Store Properties decreased $1.9 million, or 0.4 percent, for 2012 as compared to 2011, due primarily to a decrease in occupancy in 2012 as compared to 2011.  Escalations and recoveries from tenants for the Same-Store Properties decreased $9.4 million, or 13.0 percent, for 2012 over 2011, due primarily to lower property expenses (including the effect of real estate tax appeal proceeds) in 2012, as compared to 2011.  Other income for the Same-Store Properties increased $5.4 million, or 54.3 percent, for 2012 as compared to 2011, due primarily to an increase in lease breakage fees recognized in 2012 as compared to 2011.

Real estate taxes on the Same-Store Properties increased $6.9 million, or 10.9 percent, for 2012 as compared to 2011.  The change in real estate taxes principally results from tax appeal proceeds, net of associated professional fees, decreasing by $6.6 million, or 65.0 percent, from 2011 to 2012.  Real estate taxes, without the effect of net tax appeal proceeds, increased $0.3 million, or 0.5 percent, principally due to higher rates in certain municipalities in 2012 as compared to 2011.  Utilities for the Same-Store Properties decreased $7.8 million, or 13.9 percent, for 2012 as compared to 2011, due primarily to lower rates and usage in 2012 as compared to 2011.  Operating services for the Same-Store Properties decreased $4.1 million, or 4.8 percent, for 2012 as compared to 2011, due primarily to a decrease in snow removal costs for 2012 as compared to 2011, as a result of a milder winter in 2012.

Construction services revenue increased $0.3 million, or 2.8 percent, in 2012 as compared to 2011, due to increased construction contracts in late 2011 and early 2012.  Real estate services revenue was relatively unchanged for 2012 as compared to 2011.

Direct construction costs were relatively unchanged for 2012 as compared to 2011.  General and administrative expense increased $8.8 million, or 33.3 percent, for 2012 as compared to 2011, which was due primarily to $6.3 million in costs incurred in 2012 in connection with the Roseland Transaction, compared to 2011, $1.4 million in costs related to the departure of one of the Company’s executive vice presidents in 2012 and an increase in marketing expenses of $1.0 million in 2012 as compared to 2011.

Depreciation and amortization was relatively unchanged for 2012 as compared to 2011.

Interest expense was relatively unchanged for 2012 as compared to 2011, due to lower average borrowing rates offset by higher average debt balances.

Interest and other investment income was relatively unchanged for 2012 as compared to 2011.

Equity in earnings (loss) of unconsolidated joint ventures increased $3.6 million, or 304.7 percent, for 2012 as compared to 2011, due primarily to income of $2.2 million in 2012 from the Stamford SM LLC venture, which was entered into in February 2012, and increased income of $1.1 million in the Harborside South Pier venture due to higher occupancy and hotel events.

In 2012, the Company recognized a loss from early extinguishment of debt of $4.4 million, due to the early redemption of senior unsecured notes.

Income from continuing operations decreased to $54.1 million in 2012 from $62.7 million in 2011.  The decrease of $8.6 million was due to the factors discussed above.

Realized gains (losses) and unrealized losses on disposition of rental property in 2012 of $2.4 million was comprised of a realized gain of $4.5 million on the disposition of an office property in King of Prussia, Pennsylvania (related to the transfer of the property to the mortgage lender in satisfaction of its obligations), partially offset by a valuation allowance of $2.1 million related to properties identified as held for sale.  The Company had recorded an impairment charge on the King of Prussia property of $9.5 million at December 31, 2010.  The above properties are classified as discontinued operations for 2012 and 2011.  Income from discontinued operations increased $0.1 million for 2012 as compared to 2011.

Net income available to common unitholders decreased by $4.5 million, from $61.6 million in 2011 to $57.1 million in 2012.  This decrease was the result of a decrease in income from continuing operations of $8.6 million for 2012 as compared to 2011, an unrealized loss of $2.1 million in 2012, and a decrease in noncontrolling interest in consolidated joint ventures of $0.1 million for 2012 as compared to 2011.  These were partially offset by a realized gain on the disposition of rental property of $4.5 million in 2012, a decrease in preferred unit distributions of $1.7 million, and an increase in income from discontinued operations of $0.1 million for 2012 as compared to 2011.

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

Construction Projects:
In August 2011, the Company commenced construction of a 203,000 square foot office building which is pre-leased for 15 years and three months, subject to two extension options of between five and 10 years each, to Wyndham Worldwide.  Wyndham currently leases space in neighboring buildings in the Mack-Cali Business Campus in Parsippany, New Jersey.  The new building is expected to be delivered to the tenant in the first quarter of 2013 at a total estimated cost, including leasing costs, of approximately $53.5 million (of which the Company has incurred $30.7 million through September 30, 2012, including $13.0 million of land costs).

In December 2011, the Company entered into a development agreement (the “Development Agreement”) with Ironstate Development LLC (“Ironstate”) for the development of residential towers with associated parking and ancillary retail space on land owned by the Company at its Harborside Financial Center complex in Jersey City, New Jersey (the “Harborside Residential Project”).  The first phase of the project is expected to consist of a parking pedestal to support a high-rise tower of approximately 766 apartment units and estimated to cost approximately $243 million.  The parties anticipate the first phase will be ready for occupancy by approximately the second quarter of 2015.

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

In July 2012, the Company entered into a ground lease with Wegmans Food Markets, Inc. (“Wegmans”) at its undeveloped site located at Sylvan Way and Ridgedale Avenue in Hanover Township, New Jersey. Subject to receiving all necessary governmental approvals, Wegmans intends to construct a store of approximately 140,000 square feet on a finished pad to be delivered by the Company in the first quarter of 2014.  The Company expects to incur costs of approximately $12.1 million for the construction of the finished pad (of which the Company has incurred $0.5 million through September 30, 2012).

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

Property Lock-Ups:
The Company may not dispose of or distribute certain of its properties, currently comprised of seven properties with an aggregate net book value of approximately $129.6 million, which were originally contributed by certain unrelated common unitholders of the Company, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Corporation’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Corporation’s Board of Directors; David S. Mack, director of the Corporation; Earle I. Mack, a former director of the Corporation; and Mitchell E. Hersh, president, chief executive officer and director of the Corporation), the Robert Martin Group (which includes Robert F. Weinberg, a former director of the Corporation; and Timothy M. Jones, former president of the Corporation), the Cali Group (which includes John R. Cali, a former director of the Corporation, and John J. Cali, a former director of the Corporation).  As of September 30, 2012, 127 of the Company’s properties, with an aggregate net book value of $1.7 billion, have lapsed restrictions and are subject to these conditions.

Unencumbered Properties:
As of September 30, 2012, the Company had 237 unencumbered properties, totaling 24.7 million square feet, representing 79.6 percent of the Company’s total portfolio on a square footage basis.

Cash Flows

Cash and cash equivalents increased by $1.0 million to $21.5 million at September 30, 2012, compared to $20.5 million at December 31, 2011.  This decrease is comprised of the following net cash flow items:

1)	$173.1 million provided by operating activities.

2)	$101.9 million used in investing activities, consisting primarily of the following:

(a)	$59.1 million used for additions to rental property and improvements; plus
(b)	$16.3 million used for the development of rental property; plus
(c)	$32.5 million used for investments in unconsolidated joint ventures; minus
(d)	$4.0 million from proceeds from the sale of rental property; minus
(e)	$906 thousand decrease in restricted cash; minus
(f)	$1 million from distributions in excess of cumulative earnings from unconsolidated joint ventures.

3)	$70.1 million used in financing activities, consisting primarily of the following:

(a)	$408.5 million used for repayments of revolving credit facility; plus
(b)	$221.0 million used for repayments of senior unsecured notes; plus
(c)	$134.9 million used for payments of dividends and distributions; plus
(d)	$2.6 million used for payment of financing costs; plus
(e)	$22.4 million used for repayments of mortgages, loans payable and other obligations; minus
(f)	$420.0 million from borrowing from revolving credit facility; minus
(g)	$299.4 million from proceeds from senior unsecured notes.

Debt Financing

Summary of Debt:
The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of September 30, 2012.

	Balance		Weighted Average		Weighted Average Maturity
	($000’s)	% of Total	Interest Rate (a)		in Years
Fixed Rate Unsecured Debt and
Other Obligations	$1,198,314	60.82%	5.70%		4.94
Fixed Rate Secured Debt	693,940	35.22%	7.55%		4.98
Variable Rate Secured Debt	11,000	0.56%	2.23%		0.25
Variable Rate Unsecured Debt	67,000	3.40%	1.48%	(b)	3.06

Totals/Weighted Average:	$1,970,254	100.00%	6.19%		4.86

(a)The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.23 percent as of September 30, 2012.
(b)Excludes amortized deferred financing costs pertaining to the Company’s unsecured revolving credit facility which amounted to $0.7 million for the three months ended September 30, 2012.

Debt Maturities:
Scheduled principal payments and related weighted average annual interest rates for the Company’s debt as of September 30, 2012 are as follows:

	Scheduled	Principal		Weighted Avg.
	Amortization	Maturities	Total	Interest Rate of
Period	($000’s)	($000’s)	($000’s)	Future Repayments (a)
October 1 to December 31, 2012	$2,738	$11,000	$13,738	3.33%
2013	11,264	104,229	115,493	5.06%
2014	10,468	335,257	345,725	6.82%
2015	8,941	217,000	225,941	4.24% (b)
2016	8,753	273,120	281,873	7.16%
Thereafter	26,993	979,562	1,006,555	6.39%
Sub-total	69,157	1,920,168	1,989,325
Adjustment for unamortized debt
discount/premium and
mark-to-market, net, as of
September 30, 2012	(19,071)	-	(19,071)

Totals/Weighted Average	$50,086	$1,920,168	$1,970,254	6.19%

(a) The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.23 percent as of September 30, 2012.
(b) Excludes amortized deferred financing costs pertaining to the Company’s unsecured revolving credit facility which amounted to $0.7 million for the three months ended September 30, 2012.

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

On May 25, 2012, the Company redeemed $94.9 million principal amount of its 6.15 percent senior unsecured notes due December 15, 2012 (the “2002 Notes”).  The redemption price, including a make-whole premium, was 103.19 percent of the principal amount of the 2002 Notes, plus accrued and unpaid interest up to the redemption date.  The Company funded the redemption price, including accrued and unpaid interest, of approximately $100.5 million from borrowing on its unsecured revolving credit facility, as well as cash on hand. In connection with the redemption, the Company recorded approximately $3.3 million as a loss from early extinguishment of debt.

On May 25, 2012, the Company redeemed $26.1 million principal amount of its 5.82 percent senior unsecured notes due March 15, 2013 (the “2003 Notes”).  The redemption price, including a make-whole premium, was 103.87 percent of the principal amount of the 2003 Notes, plus accrued and unpaid interest up to the redemption date.  The Company funded the redemption price, including accrued and unpaid interest, of approximately $27.4 million from borrowing on its unsecured revolving credit facility, as well as cash on hand.  In connection with the redemption, the Company recorded approximately $1.1 million as a loss from early extinguishment of debt.

The terms of the Company’s senior unsecured notes (which totaled approximately $1.2 billion as of September 30, 2012) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

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

As of October 23, 2012, the Company had $223 million in outstanding borrowings under its unsecured revolving credit facility (which includes the Company’s borrowing of $99 million on October 23, 2012 to fund the completion of the Roseland Transaction).

Through October 20, 2011, the Company had a $775 million unsecured revolving credit facility.  The interest rate on outstanding borrowings was LIBOR plus 55 basis points.

Money Market Loan:
The Company entered into an agreement with JPMorgan Chase Bank to participate in a noncommitted money market loan program (“Money Market Loan”).  The Money Market Loan is an unsecured borrowing of up to $75 million arranged by JPMorgan Chase Bank (“the lender”) with maturities of 30 days or less.  The rate of interest on the Money Market Loan borrowing is set at the time of each borrowing.  As of September 30, 2012, the Company had no outstanding borrowings under its Money Market Loan program.

Mortgages, Loans Payable and Other Obligations:
The Company has mortgages, loans payable and other obligations which consist of various loans collateralized by certain of the Company’s rental properties.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

Debt Strategy:
The Company does not intend to reserve funds to retire the Company’s senior unsecured notes, borrowings under its unsecured revolving credit facility, or its mortgages, loans payable and other obligations upon maturity.  Instead, the Corporation or Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates.  If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility.  As of October 23, 2012, the Company had $223 million in outstanding borrowings under its unsecured revolving credit facility and no outstanding borrowings under the Money Market Loan.  The Company is reviewing various refinancing options, including the purchase of its senior unsecured notes in privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt, common and preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed through 2013.  The Company currently anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs in the short term.  However, if these sources of funds are insufficient or unavailable, due to current economic conditions or otherwise, the Corporation’s ability to make the expected distributions discussed in “REIT Restrictions” above may be adversely affected.

Equity Financing and Registration Statements

Common Equity:
The following table presents the changes in the Corporation’s issued and outstanding shares of Common Stock and the Company’s common units for the nine months ended September 30, 2012:

	Common	Common
	Stock	Units	Total
Outstanding at January 1, 2012	87,799,479	12,197,122	99,996,601
Common units redeemed for Common Stock	20,000	(20,000)	-
Cancellation of shares	(4,569)	-	(4,569)
Shares issued under Dividend Reinvestment
and Stock Purchase Plan	6,975	-	6,975

Outstanding at September 30, 2012	87,821,885	12,177,122	99,999,007

Share Repurchase Program:
The Corporation has a share repurchase program which was renewed and authorized by its Board of Directors in September 2012 to purchase up to $150 million of the Corporation’s outstanding common stock (“Repurchase Program”), which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.  No shares were purchased under the Repurchase Program through September 30, 2012.  From October 1, 2012 through October 23, 2012, the Corporation purchased and retired 394,625 shares of its outstanding common stock for an aggregate cost of approximately $11.0 million, with a remaining authorization under the Repurchase Program of $139.0 million.  Concurrent with these purchases, the Corporation sold to the Company 394,625 common units for approximately $11.0 million.

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

Shelf Registration Statements:
The Corporation has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the Corporation, under which no securities have been sold as of October 23, 2012.

The Corporation and the Company also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the Corporation and debt securities of the Company, under which $300 million of securities have been sold as of October 23, 2012 and $2.2 billion remains available for future issuances.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt:
The debt of the Company’s unconsolidated joint ventures are generally non-recourse to the Company except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations.  The Company has also posted a $5.1 million letter of credit in support of the Harborside South Pier joint venture, half of which is indemnified by Hyatt Corporation, the Company’s joint venture partner.

The Company’s off-balance sheet arrangements are further discussed in Note 4: Investments in Unconsolidated Joint Ventures to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt (principal and interest), PILOT agreements, ground lease and other agreements as of September 30, 2012:

			Payments Due by Period
		Less than 1	1 – 3	4 – 5	6 – 10	After 10
(dollars in thousands)	Total	Year	Years	Years	Years	Years
Senior unsecured notes	$1,568,797	$170,541	$470,456	$271,550	$656,250	$-
Revolving credit facility (a)	70,059	992	1,984	67,083	-	-
Mortgages, loans payable
and other obligations (b)	940,435	72,503	235,243	288,448	327,209	17,032
Payments in lieu of taxes
(PILOT)	42,447	4,407	13,222	8,815	16,003	-
Ground lease payments	17,870	355	1,105	533	1,162	14,715
Total	$2,639,608	$248,798	$722,010	$636,429	$1,000,624	$31,747

(a) Interest payments assume LIBOR rate of 0.23 percent, which is the weighted average rate on this outstanding variable rate debt at September 30, 2012.
(b) Interest payments assume LIBOR rate of 0.23 percent, which is the weighted average rate on its outstanding variable rate debt at September 30, 2012.

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

As the Company considers its primary earnings measure, net income available to common unitholders, as defined by GAAP, to be the most comparable earnings measure to FFO, the following table presents a reconciliation of net income available to common unitholders to FFO, as calculated in accordance with NAREIT’s current definition, for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income available to common unitholders	$16,261	$23,515	$57,110	$61,593
Add: Real estate-related depreciation and amortization on
continuing operations (a)	48,750	49,018	146,405	146,508
Real estate-related depreciation and amortization
on discontinued operations	13	416	441	1,279
Deduct: Discontinued operations – Realized (gains) losses and
unrealized losses on disposition of rental property	(12)	-	(2,390)	-
Funds from operations available to common unitholders	$65,012	$72,949	$201,566	$209,380

(a)  Includes the Company’s share from unconsolidated joint ventures of $974 and $1,047 for the three months ended September 30, 2012 and 2011, respectively, and $2,963 and $3,215 for the nine months ended September 30, 2012 and 2011, respectively.

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

Approximately $1.9 billion of the Company’s long-term debt as of September 30, 2012 bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates.  The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.  The interest rates on the Company’s variable rate debt as of September 30, 2012 ranged from LIBOR plus 125 basis points to LIBOR plus 200 basis points.  If market rates of interest on the Company’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $780,000 annually and the increase or decrease in the fair value of the Company’s fixed rate debt as of September 30, 2012 would be approximately $29 million.

September 30, 2012
Debt,
including current portion	10/1/12-									Fair
($s in thousands)	12/31/2012	2013	2014	2015	2016	Thereafter	Sub-total	Other(a)	Total	Value

Fixed Rate	$2,738	$115,493	$345,726	$158,941	$281,872	$1,006,555	$1,911,325	$(19,071)	$1,892,254	$2,079,307
Average Interest Rate	6.73%	5.06%	6.82%	5.40%	7.16%	6.39%			6.38%

Variable Rate	$11,000			$67,000			$78,000		$78,000	$78,000

(a)  Adjustment for unamortized debt discount/premium and mark-to-market, net, as of September 30, 2012.

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

(a)              None.

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

Mack-Cali Realty, L.P.
(Registrant)

	By:	Mack-Cali Realty Corporation
its General Partner

Date: October 24, 2012	By:	/s/ Mitchell E. Hersh
Mitchell E. Hersh
President and
Chief Executive Officer
(principal executive officer)

Date: October 24, 2012	By:	/s/ Barry Lefkowitz
Barry Lefkowitz
Executive Vice President and
Chief Financial Officer
(principal financial officer)

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

10.140
Multi-Year Restricted Stock Agreement, dated as of September 12, 2012, between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.1 to the Company’s Form 8-K dated September 12, 2012 and incorporated herein by reference).

10.141
Multi-Year Restricted Stock Agreement, dated as of September 12, 2012, between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.2 to the Company’s Form 8-K dated September 12, 2012 and incorporated herein by reference).

10.142
Multi-Year Restricted Stock Agreement, dated as of September 12, 2012, between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.3 to the Company’s Form 8-K dated September 12, 2012 and incorporated herein by reference).

10.143
TSR-Based Performance Agreement, dated as of September 12, 2012, between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.4 to the Company’s Form 8-K dated September 12, 2012 and incorporated herein by reference).

10.144
TSR-Based Performance Agreement, dated as of September 12, 2012, between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.5 to the Company’s Form 8-K dated September 12, 2012 and incorporated herein by reference).

10.145
TSR-Based Performance Agreement, dated as of September 12, 2012, between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.6 to the Company’s Form 8-K dated September 12, 2012 and incorporated herein by reference).

10.146
Deferred Retirement Compensation Agreement, dated as of September 12, 2012, between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.7 to the Company’s Form 8-K dated September 12, 2012 and incorporated herein by reference).

10.147
Deferred Retirement Compensation Agreement, dated as of September 12, 2012, between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.8 to the Company’s Form 8-K dated September 12, 2012 and incorporated herein by reference).

10.148
Deferred Retirement Compensation Agreement, dated as of September 12, 2012, between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.9 to the Company’s Form 8-K dated September 12, 2012 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.149
Membership Interest and Asset Purchase Agreement, dated as of October 8, 2012 (the “Purchase Agreement”), by and among Mack-Cali Realty, L.P., Mack-Cali Realty Corporation, Mack-Cali Realty Acquisition Corp., Roseland Partners, L.L.C., and, for the limited purposes stated in the Purchase Agreement, each of Marshall B. Tycher, Bradford R. Klatt and Carl Goldberg (filed as Exhibit 10.1 to the Company’s Form 8-K dated October 8, 2012 and incorporated herein by reference).

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

101.1*
The following financial statements from Mack-Cali Realty, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statement of Changes in Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

* filed herewith