Form 10-K
period 2012-12-31
MACK CALI REALTY L P
filed 2013-02-07
CIK 1067063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

LOCATION OF EXHIBIT INDEX:  The index of exhibits is contained herein on page number 136.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of Mack-Cali Realty Corporation’s definitive proxy statement for fiscal year ended December 31, 2012 to be issued in conjunction with Mack-Cali Realty Corporation’s annual meeting of shareholders expected to be held on May 15, 2013 are incorporated by reference in Part III of this Form 10-K.  The definitive proxy statement will be filed by Mack-Cali Realty Corporation with the SEC not later than 120 days from the end of Mack-Cali Realty Corporation’s fiscal year ended December 31, 2012.

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

As of December 31, 2012, the Company owned or had interests in 278 properties, aggregating approximately 31.7 million square feet, plus developable land (collectively, the “Properties”), which are leased to over 2,000 commercial tenants.  The Properties are comprised of: (a) 264 wholly-owned or Company-controlled properties consisting of 158 office buildings and 95 office/flex buildings aggregating approximately 30.4 million square feet, six industrial/warehouse buildings totaling approximately 387,400 square feet, two stand-alone retail properties totaling approximately 17,300 square feet, and three land leases (collectively, the “Consolidated Properties”); and (b) five office and two retail properties, aggregating approximately 0.9 million square feet, six multi-family properties totaling 1,769 apartments, and a 350-room hotel, which are owned by unconsolidated joint ventures in which the Company has investment interests.  Unless otherwise indicated, all references to square feet represent net rentable area.  As of December 31, 2012, the office, office/flex, industrial/warehouse and stand-alone retail properties included in the Consolidated Properties were 87.2 percent leased.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future, and leases that expire at the period end date.  Leases that expire as of December 31, 2012 aggregate 378,901 square feet, or 1.2 percent of the net rentable square footage.  The Properties are located in six states, primarily in the Northeast, and the District of Columbia.  See Item 2: Properties.

The Company’s historical strategy has been to focus its operations, acquisition and development of office properties in high-barrier-to-entry markets and sub-markets where it believes it is, or can become, a significant and preferred owner and operator.  The Company intends to aggressively pursue multi-family rental investments in its core Northeast markets, both through acquisitions and development, with the goal of materially expanding its holdings in the multi-family sector. This strategy may include, over time, selectively disposing of office assets and re-deploying proceeds to multi-family rental properties, as well as the repositioning of a portion of its office properties and land held for development to multi-family rental properties.

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

The Company’s in-house leasing representatives for its office portfolio develop and maintain long-term relationships with the Company’s diverse tenant base and coordinate leasing, expansion, relocation and build-to-suit opportunities.  This approach allows the Company to offer office space in the appropriate size and location to current or prospective tenants in any of its sub-markets.

The Company’s in-house, multi-family residential management team emphasizes meticulous attention to detail and an unwavering commitment to customer service to complement the quality, design excellence and luxury living attributes of its multi-family rental properties.  The Company believes this strategy will enable the Company to buttress management’s reputation with the market-leading designs, amenities and features of its multi-family rental properties to attract quality tenants.

Portfolio Management: The Company plans to continue to own and operate a portfolio of  office properties in high-barrier-to-entry markets, with a primary focus in the Northeast.   The Company also expects to continue to complement its core portfolio of office properties by pursuing acquisition and development opportunities in the multi-family rental sector.   The Company’s primary objectives are to maximize operating cash flow and to enhance the value of its portfolio through effective management, acquisition, development and property sales strategies, as follows:

The Company seeks to maximize the value of its existing portfolio through implementing operating strategies designed to produce the highest effective rental and occupancy rates and lowest tenant installation cost within the markets that it operates, and further within the parameters of those markets.  The Company continues to pursue internal growth through leasing vacant space, re-leasing space at higher effective rents with contractual rent increases and developing or redeveloping office space for its diverse base of high credit tenants, including Wyndham Worldwide, National Union Fire Insurance and The United States of America - GSA.  In addition, the Company seeks economies of scale through volume discounts to take advantage of its size and dominance in particular sub-markets, and operating efficiencies through the use of in-house management, leasing, marketing, financing, accounting, legal, development and construction services.

Acquisitions: The Company also believes that growth opportunities exist through acquiring operating properties or properties for redevelopment with attractive returns in its core Northeast sub-markets where, based on its expertise in leasing, managing and operating properties, it believes it is, or can become, a significant and preferred owner and operator.  The Company intends either directly or through joint ventures to acquire, invest in or redevelop additional properties, principally in the multi-family rental sector, that: (i) are expected to provide attractive long-term yields; (ii) are well-located, of high quality and competitive in their respective sub-markets; (iii) are located in its existing sub-markets or in sub-markets in which the Company is or can become a significant and preferred owner and operator; and (iv) it believes have been under-managed or are otherwise capable of improved performance through intensive management, capital improvements and/or leasing that should result in increased effective rental and occupancy rates.

The Company has entered into (particularly in connection with the Roseland transaction, as described below), and may continue in the future to enter into, joint ventures (including limited liability companies and partnerships) through which it would own an indirect economic interest of less than 100 percent of a property owned directly by such joint ventures, and may include joint ventures that the Company does not control or manage, especially in connection with its planned expansion into the multi-family rental sector. The decision to pursue property acquisitions either directly or through joint ventures is based on a variety of factors and considerations, including: (i) the economic and tax terms required by a seller or co-developer of a property; (ii) the Company’s desire to diversify its portfolio by expanding into the multi-family rental sector and achieve a blended portfolio of office and multi-family rental properties by market and sub-market; (iii) the Company’s goal of maintaining a strong balance sheet; and (iv) the Company’s expectation that, in some circumstances, it will be able to achieve higher returns on its invested capital or reduce its risk if a joint venture vehicle is used.  Investments in joint ventures are not limited to a specified percentage of the Company’s assets.  Each joint venture agreement is individually negotiated, and the Company’s ability to operate and/or dispose of its interests in a joint venture in its sole discretion may be limited to varying degrees depending on the terms of the joint venture agreement.  Many of our joint venture agreements entitle us to receive leasing, management, development and similar fees and/or a promoted interest if certain return thresholds are met.  See Note 4: Investments in unconsolidated joint ventures to the Financial Statements.

Development: The Company seeks to selectively develop additional properties either directly or through joint ventures where it believes such development will result in a favorable risk-adjusted return on investment in coordination with the above operating strategies.  The Company identifies development opportunities primarily through its local market presence.   Such development primarily will occur:  (i) in stable core Northeast sub-markets where the demand for such space exceeds available supply; and (ii) where the Company is, or can become, a significant and preferred owner and operator.  As part of the Company’s strategy to expand its multi-family rental portfolio, the Company may consider development opportunities with respect to improved land with existing commercial uses and rezone the sites for multi-family rental use and development. As a result of competitive market conditions for land suitable for development, the Company may be required to hold land prior to construction for extended periods while entitlements or rezoning is obtained. The Company also may undertake redevelopment opportunities that may require the expenditure of significant amounts of capital.

Property Sales: While management’s principal intention is to own and operate its properties on a long-term basis, it periodically assesses the attributes of each of its properties, with a particular focus on the supply and demand fundamentals of the sub-markets in which they are located.  Based on these ongoing assessments, the Company may, from time to time, decide to sell any of its properties.  The Company continually reviews its portfolio and opportunities to divest properties that, among other things, no longer meet its long-term strategy, have reached their potential, are less efficient to operate, or when market conditions are favorable to be sold at attractive prices.  The Company anticipates redeploying the proceeds from sales of office properties to develop, redevelop and acquire multi-family rental properties in its core Northeast sub-markets and repositioning a portion of its portfolio from office to residential, as part of its overall strategy to re-weight our portfolio between office and multi-family rental sectors.

Financial
The Company currently intends to maintain a ratio of debt-to-undepreciated assets (total debt of the Company as a percentage of total undepreciated assets) of 50 percent or less, however there can be no assurance that the Company will be successful in maintaining this ratio.  As of December 31, 2012 and 2011, the Company’s total debt constituted approximately 36.7 percent and 33.6 percent of total undepreciated assets of the Company, respectively.  Although there is no limit in the Company’s organizational documents on the amount of indebtedness that the Company may incur, the Company has entered into certain financial agreements which contain covenants that limit the Company’s ability to incur indebtedness under certain circumstances.  The Company intends to utilize the most appropriate sources of capital for future acquisitions, development, capital improvements and other investments, which may include funds from operating activities, proceeds from property and land sales, short-term and long-term borrowings (including draws on the Company’s revolving credit facility), and the issuance of additional debt securities by the Company or equity securities by the Corporation.

EMPLOYEES

As of December 31, 2012, the Company had no employees. The Corporation had approximately 594 full-time employees.

COMPETITION

The leasing of real estate is highly competitive.  The Properties compete for tenants with lessors and developers of similar properties located in their respective markets primarily on the basis of location, the quality of properties, leasing terms (including rent and other charges and allowances for tenant improvements), services or amenitites provided, the design and condition of the Properties, and reputation as an owner and operator of quality properties in the relevant market.  The number of competitive multi-family rental properties in a particular area could have a material effect on the Company’s ability to lease residential units and on rents charged.  The Company competes with other entities, some of which may have significant resources or who may be willing to accept lower returns or pay higher prices than the Company in terms of acquisition and development opportunities. In addition, other forms of residential rental properties or single family housing provide alternatives to potential residents of multi-family properties.  The Company also experiences competition when attempting to acquire or dispose of real estate, including competition from domestic and foreign financial institutions, REITs, life insurance companies, pension trusts, trust funds, partnerships, individual investors and others.

REGULATIONS

Many laws and governmental regulations apply to the ownership and/or operation of the Properties and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.

Under various laws and regulations relating to the protection of the environment and human health, an owner of real estate may be held liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in the property.  These laws often impose liability without regard to whether the owner was responsible for, or even knew of, the presence of such substances.  The presence of such substances may adversely affect the owner’s ability to rent or sell the property or to borrow using such property as collateral and may expose it to liability resulting from any release of, or exposure to, such substances.  Persons who arrange for the disposal or treatment of hazardous or toxic substances at another location may also be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is owned or operated by such person.  Certain environmental laws impose liability for the release of asbestos-containing materials into the air, and third parties may also seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials and other hazardous or toxic substances.

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

INDUSTRY SEGMENTS

The Company operates in two industry segments:  (i) real estate; and (ii) construction services.  As of December 31, 2012, the Company does not have any foreign operations and its business is not seasonal.  Please see our financial statements attached hereto and incorporated by reference herein for financial information relating to our industry segments.

RECENT DEVELOPMENTS

Acquisitions
Roseland Transaction
On October 23, 2012, the Company acquired the real estate development and management businesses (the “Roseland Business”) of Roseland Partners, L.L.C. (“Roseland Partners”), a premier multi-family rental community developer and manager based in Short Hills, New Jersey, and the Roseland Partners’ interests, principally through unconsolidated joint venture interests in various entities which, directly or indirectly, own or have rights with respect to various residential and/or commercial properties or vacant land (collectively, the “Roseland Assets”).

The Roseland Assets consisted primarily of interests in: six operating multi-family properties totaling 1,769 apartments, one condo-residential property totaling three units and four commercial properties totaling approximately 212,000 square feet; 13 in-process development projects, which included nine multi-family properties totaling 2,149 apartments, two garages totaling 1,591 parking spaces and two retail properties totaling approximately 35,400 square feet; and land parcels or options in land parcels which may support approximately 5,980 apartments, approximately 736,000 square feet of commercial space, and a 321-key hotel. The locations of the properties extend from New Jersey to Massachusetts with the majority of the properties located in New Jersey.

The Company acquired the Roseland Assets and Roseland Business for aggregate purchase consideration of up to approximately $134.6 million, subject to adjustment, which included:

•	approximately $115 million in cash which was financed by the Company primarily through borrowings under its unsecured revolving credit facility and available cash; and
•
up to an additional $15.6 million in cash that may be paid to Roseland Partners pursuant to certain earn-outs, which are based upon the achievement of operational milestones of the Roseland Assets and Roseland Business during the three years following the closing date.

The purchase consideration is subject to adjustment upon the failure to achieve a certain level of fee revenue, during the 33-month period following the closing date.   Also, at the closing, approximately $34 million in cash of the purchase price was deposited in escrow to secure certain of the indemnification obligations of Roseland Partners and its affiliates.

Alterra
On January 17, 2013, the Company signed an agreement (the “Alterra Agreement”) to acquire Alterra at Overlook Ridge IA and IB.  On January 18, 2013, pursuant to the Alterra Agreement, the Company completed the acquisition of Alterra at Overlook Ridge IA, a 310-unit multi-family property located in Revere, Massachusetts, for approximately $61.3 million in cash.  The purchase price for the property was financed primarily through borrowings under the Company’s unsecured revolving credit facility.

Also pursuant to the Alterra Agreement, the Company agreed to acquire Alterra at Overlook Ridge IB, a 412-unit multi-family property in Revere, Massachusetts, for approximately $88 million in cash and expects an early April 2013 closing when the loan that currently encumbers the property opens for prepayment.  On January 18, 2013, the Company posted a letter of credit deposit in the amount of approximately $22 million (which was issued using the Company’s unsecured revolving credit facility) related to the Alterra at Overlook Ridge 1B closing, which is subject to certain conditions set forth in the Alterra Agreement.

Development
In July 2012, the Company entered into a ground lease with Wegmans Food Markets, Inc. (“Wegmans”) at its undeveloped site located at Sylvan Way and Ridgedale Avenue in Hanover Township, New Jersey. Subject to receiving all necessary governmental approvals, Wegmans intends to construct a store of approximately 140,000 square feet on a finished pad to be delivered by the Company in the first quarter of 2014.  The Company expects to incur costs of approximately $14.4 million for the development of the site through the first quarter of 2015 (of which the Company has incurred $1.0 million through December 31, 2012).

As part of the Roseland Transaction, the Company acquired a project for a new five-story parking garage consisting of approximately 850 parking spaces located in Weehawken, New Jersey.  The carrying value of the project through December 31, 2012 was approximately $69.4 million including $13.1 million of land costs.  The Company expects to incur an additional approximate $0.5 million to complete the project, which is expected to be completed in the first quarter 2013.

Property Sales, Held for Sale and Impairments
On July 25, 2012, the Company sold its 47,700 square foot office property located at 95 Chestnut Ridge Road in Montvale, New Jersey for net sales proceeds of approximately $4.0 million (with no gain from the sale).  The Company previously recognized a valuation allowance of $0.5 million on this property at March 31, 2012.

On November 7, 2012, the Company sold its three office buildings totaling 222,258 square feet located at Strawbridge Drive in Moorestown, New Jersey for net sales proceeds of approximately $19.4 million, with a loss of approximately $0.1 million from the sale. The Company previously recognized a valuation allowance of $1.6 million on these properties at June 30, 2012.

At December 31, 2012, the Company identified as held for sale its 248,400 square foot office building located at 19 Skyline Drive in Hawthorne, New York.  The Company determined that the carrying amount of this property was not expected to be recovered from estimated sales proceeds and accordingly recognized a valuation allowance of $7.1 million at December 31, 2012.  Also at December 31, 2012, the Company identified as held for sale its 204,057 square foot office building located at 55 Corporate Drive in Bridgewater, New Jersey.  The two properties held for sale at December 31, 2012 carried an aggregate book value of $60.9 million, net of accumulated depreciation of $16.8 million and a valuation allowance of $7.1 million.

At December 31, 2012, in light of recent discussions to dispose of its interest, the Company determined that certain rights to participate in a future development venture, which related to a mixed use development project in East Rutherford, New Jersey, were not expected to be recovered from estimated net proceeds from its eventual disposition.  Accordingly, the Company recorded an impairment charge of $6.3 million, to reduce the carrying value from $11.9 million to the estimated recoverable amount of $5.6 million at December 31, 2012.  These rights are included in deferred charges, goodwill and other assets, as of December 31, 2012.  The Company also recorded an impairment charge on another rental property investment of $0.5 million related to an office property in Newark, New Jersey.

The Company’s office property located at 9200 Edmonston Road in Greenbelt, Maryland, aggregating 38,690 square feet, is collateral for a mortgage loan scheduled to mature on May 1, 2013 with a balance of $4.3 million at December 31, 2012.  At December 31, 2012, the Company estimated that the carrying value of the property may not be recoverable over its anticipated holding period. In order to reduce the carrying value of the property to its estimated fair market value, the Company recorded an impairment charge of $3.0 million at December 31, 2012.  Also at December 31, 2012, as a result of management’s current intentions regarding a potential disposition, the Company estimated that the carrying value of the Company’s two office properties located at 16 and 18 Sentry Parkway West in Blue Bell, Pennsylvania, aggregating 188,103 square feet, may not be recoverable over their anticipated holding periods.  In order to reduce the carrying value of the two properties to their estimated fair market values, the Company recorded an impairment charge of $8.4 million at December 31, 2012.

Operations
The Company’s core office markets continue to be weak.  The percentage leased in the Company’s consolidated portfolio of stabilized operating commercial properties was 87.2 percent at December 31, 2012, as compared to 88.3 percent at December 31, 2011 and 89.1 percent at December 31, 2010.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.  Leases that expired as of December 31, 2012, 2011 and 2010 aggregate 378,901, 193,213 and 187,058 square feet, respectively, or 1.2, 0.6 and 0.6 percentage of the net rentable square footage, respectively.  The Company believes that vacancy rates may continue to increase in some of its markets through 2013 and possibly beyond.  As a result, the Company’s future earnings and cash flow may continue to be negatively impacted by current market conditions.

The Company expects that the impact of the current state of the economy, including high unemployment, will continue to have a dampening effect on the fundamentals of its business, including lower occupancy and reduced effective rents at its office properties.  These conditions would negatively affect the Company’s future net income and cash flows and could have a material adverse effect on the Company’s financial condition.

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

On November 20, 2012, the Company completed the sale of $250 million face amount of 2.50 percent senior unsecured notes due December 15, 2017 with interest payable semi-annually in arrears. The net proceeds from the issuance of $246.4 million, after underwriting discount and offering expenses, were used primarily to repay outstanding borrowings under the Company’s unsecured revolving credit facility.

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

Among the factors about which we have made assumptions are:

•	risks and uncertainties affecting the general economic climate and conditions, which in turn may have a negative effect on the fundamentals of our business and the financial condition of our tenants;
•	the value of our real estate assets, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis;
•	the extent of any tenant bankruptcies or of any early lease terminations;
•	our ability to lease or re-lease space at current or anticipated rents;
•	changes in the supply of and demand for our properties;
•	changes in interest rate levels and volatility in the securities markets;
•	changes in operating costs;
•	our ability to obtain adequate insurance, including coverage for terrorist acts;
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
Our business may be affected by the continuing volatility in the financial and credit markets, the general global economic conditions, continuing high unemployment, and other market or economic challenges experienced by the U.S. economy or real estate industry as a whole.  Our business also may be adversely affected by local economic conditions, as substantially all of our revenues are derived from our properties located in the Northeast, particularly in New Jersey, New York and Pennsylvania.  Because our portfolio currently consists primarily of office and office/flex buildings (as compared to a more diversified real estate portfolio) located principally in the Northeast, if economic conditions persist or deteriorate, then our results of operations, financial condition and ability to service current debt and to pay distributions to our partners may be adversely affected by the following, among other potential conditions:

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
General: Our business and our ability to make distributions or payments to our investors depend on the ability of our properties to generate funds in excess of operating expenses (including scheduled principal payments on debt and capital expenditures).  Events or conditions that are beyond our control may adversely affect our operations and the value of our Properties.  Such events or conditions could include:

•	changes in the general economic climate and conditions;
•	changes in local conditions, such as an oversupply of office space, a reduction in demand for office space, or reductions in office market rental rates;
•	an oversupply or reduced demand for apartment homes caused by a decline in household formation, decline in employment or otherwise;
• decreased attractiveness of our properties to tenants;
• competition from other office and office/flex properties;
• development by competitors of competing communities;
• unwillingness of tenants to pay rent increases;
•	rent control or rent stabilization laws, or other housing laws and regulations that could prevent us from raising rents to offset increases in operating costs;
• our inability to provide adequate maintenance;
•	increased operating costs, including insurance premiums, utilities and real estate taxes, due to inflation and other factors which may not necessarily be offset by increased rents;
•
changes in laws and regulations (including tax, environmental, zoning and building codes, landlord/tenant and other  housing laws and regulations) and agency or court interpretations of such laws and regulations and the related costs of compliance;

•	changes in interest rate levels and the availability of financing;
•	the inability of a significant number of tenants to pay rent;
•	our inability to rent office or residential space on favorable terms; and
•	civil unrest, earthquakes, acts of terrorism and other natural disasters or acts of God that may result in uninsured losses.

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

Financially distressed tenants may be unable to pay rent: If a tenant defaults, we may experience delays and incur substantial costs in enforcing our rights as landlord and protecting our investments.  If a tenant files for bankruptcy, we cannot evict the tenant solely because of the bankruptcy and a potential court judgment rejecting and terminating such tenant’s lease (which would subject all future unpaid rent to a statutory cap) could adversely affect our ability to make distributions or payments to our investors as we may be unable to replace the defaulting tenant with a new tenant at a comparable rental rate without incurring significant expenses or a reduction in rental income.

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

Adverse developments concerning some of our major tenants and industry concentrations could have a negative impact on our revenue: Recent developments in the general economy and the global credit markets have had a significant adverse effect on many companies in numerous industries.  We have tenants concentrated in various industries that may be experiencing adverse effects of current economic conditions.  For instance, 14.1 percent of our revenue is derived from tenants in the Securities, Commodity Contracts and Other Financial industry, 10.0 percent from tenants in the Insurance Carriers and Related Activities industry and 8.7 percent from tenants in the Manufacturing industry.  Our business could be adversely affected if any of these industries suffered a downturn and/or these tenants or any other tenants became insolvent, declared bankruptcy or otherwise refused to pay rent in a timely manner or at all.

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

Illiquidity of real estate limits our ability to act quickly: Real estate investments are relatively illiquid.  Such illiquidity may limit our ability to react quickly in response to changes in economic and other conditions.  If we want to sell an investment, we might not be able to dispose of that investment in the time period we desire, and the sales price of that investment might not recoup or exceed the amount of our investment.  The prohibition in the Internal Revenue Code of 1986, as amended (the “Code”), and related regulations on a real estate investment trust holding property for sale also may restrict our ability to sell property.  In addition, we acquired a significant number of our properties from individuals to whom we issued Units as part of the purchase price.  In connection with the acquisition of these properties, in order to preserve such individual’s income tax deferral, we contractually agreed not to sell or otherwise transfer the properties for a specified period of time, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate individuals for the income tax consequences of the recognition of such built-in-gains.  As of December 31, 2012, seven of our properties, with an aggregate net book value of approximately $129.7 million, were subject to these restrictions which expire periodically through 2016.  For those properties where such restrictions have lapsed, we are generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate individuals.  126 of our properties, with an aggregate net book value of approximately $1.7 billion, have lapsed restrictions and are subject to these conditions.  The above limitations on our ability to sell our investments could adversely affect our ability to make distributions or payments to our investors.

New acquisitions, including acquisitions of residential real estate may fail to perform as expected and will subject us to additional new risks: We intend to and may acquire new properties, primarily in the multi-family rental sector, assuming that we are able to obtain capital on favorable terms.  Such newly acquired properties may not perform as expected and may subject us to unknown liability with respect to liabilities relating to such properties for clean-up of undisclosed environmental contamination or claims by tenants, vendors or other persons against the former owners of the properties.  Inaccurate assumptions regarding future rental or occupancy rates could result in overly optimistic estimates of future revenues.  In addition, future operating expenses or the costs necessary to bring an acquired property up to standards established for its intended market position may be underestimated. The search for and process of acquiring such properties will also require a substantial amount of management’s time and attention.  As our portfolio shifts from primarily commercial office properties to increasingly more residential properties we will face additional and new risks such as:

•	shorter-term leases of one-year on average for residential communities, which allow residents to leave after the term of the lease without penalty;
•	increased competition from other housing sources such as other apartment communities, condominiums and single-family houses that are available for rent as well as for sale;
•	dependency on the convenience and attractiveness of the communities or neighborhoods in which our residential properties are located and the quality of local schools and other amenities;
•	dependency on the financial condition of Fannie Mae or Freddie Mac which provide a major source of financing to the multi-family housing industry; and
•	compliance with housing and other new regulations.

Risks of Repositioning the Company’s Portfolio: There can be no assurance that the Company, as it seeks to reposition a portion of its portfolio from office to the multi-family rental sector will be able to sell office properties and purchase multi-family rental properties at prices that in the aggregate are profitable for the Company or an efficient use of its capital or that would not result in a reduction of the Company’s cash flow.

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

Environmental problems are possible and may be costly: Various federal, state and local laws and regulations subject property owners or operators to liability for the costs of removal or remediation of certain hazardous or toxic substances located on or in the property.  These laws often impose liability without regard to whether the owner or operator was responsible for or even knew of the presence of such substances.  The presence of or failure to properly remediate hazardous or toxic substances (such as toxic mold, lead paint and asbestos) may adversely affect our ability to rent, sell or borrow against contaminated property and may impose liability upon us for personal injury to persons exposed to such substances.  Various laws and regulations also impose liability on persons who arrange for the disposal or treatment of hazardous or toxic substances at another location for the costs of removal or remediation of such substances at the disposal or treatment facility.  These laws often impose liability whether or not the person arranging for such disposal ever owned or operated the disposal facility.  Certain other environmental laws and regulations impose liability on owners or operators of property for injuries relating to the release of asbestos-containing or other materials into the air, water or otherwise into the environment.  As owners and operators of property and as potential arrangers for hazardous substance disposal, we may be liable under such laws and regulations for removal or remediation costs, governmental penalties, property damage, personal injuries and related expenses.  Payment of such costs and expenses could adversely affect our ability to make distributions or payments to our investors.

We face risks associated with property acquisitions: We have acquired in the past, and our long-term strategy is to continue to pursue the acquisition of properties and portfolios of properties in New Jersey, New York and Pennsylvania and in the Northeast generally, and particularly residential properties, including large real estate portfolios that could increase our size and result in alterations to our capital structure.  We may be competing for investment opportunities with entities that have greater financial resources.  Several office building developers and real estate companies may compete with us in seeking properties for acquisition, land for development and prospective tenants. Such competition may adversely affect our ability to make distributions or payments to our and the Corporation’s investors by:

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

Development of real estate, including the development of residential real estate could be costly: As part of our operating strategy, we may acquire land for development or construct on owned land, under certain conditions.  Included among the risks of the real estate development business are the following, which may adversely affect our ability to make distributions or payments to our investors:

•	financing for development projects may not be available on favorable terms;
•	long-term financing may not be available upon completion of construction;
•	failure to complete construction and lease-up on schedule or within budget may increase debt service expense and construction and other costs; and
•	failure to rent the development at all or at rent levels originally contemplated.

Property ownership through joint ventures could subject us to the contrary business objectives of our co-venturers: We, from time to time, invest in joint ventures or partnerships in which we do not hold a controlling interest in the assets underlying the entities in which we invest, including joint ventures in which (i) we own a direct interest in an entity which controls such assets, or (ii) we own a direct interest in an entity which owns indirect interests, through one or more intermediaries, of such assets.  These investments involve risks that do not exist with properties in which we own a controlling interest with respect to the underlying assets, including the possibility that (iii) our co-venturers or partners may, at any time, become insolvent or otherwise refuse to make capital contributions when due, (iv) we may be responsible to our co-venturers or partners for indemnifiable losses, (v) we may become liable with respect to guarantees of payment or performance by the joint ventures, (vi) we may become subject to buy-sell arrangements which could cause us to sell our interests or acquire our co-venturer’s or partner’s interests in a joint venture, or (vii) our co-venturers or partners may, at any time, have business, economic or other objectives that are inconsistent with our objectives.  Because we lack a controlling interest, our co-venturers or partners may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.  While we seek protective rights against such contrary actions, there can be no assurance that we will be successful in procuring any such protective rights, or if procured, that the rights will be sufficient to fully protect us against contrary actions.  Our organizational documents do not limit the amount of available funds that we may invest in joint ventures or partnerships.  If the objectives of our co-venturers or partners are inconsistent with ours, it may adversely affect our ability to make distributions or payments to our investors.

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

As of December 31, 2012, we had total outstanding indebtedness of $2.2 billion comprised of $1.4 billion of senior unsecured notes and approximately $757 million of mortgages, loans payable and other obligations.  We may have to refinance the principal due on our current or future indebtedness at maturity, and we may not be able to do so.

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

Rising interest rates may adversely affect our cash flow: As of December 31, 2012, outstanding borrowings of approximately $77.1 million of our mortgage indebtedness bear interest at variable rates.  We may incur additional indebtedness in the future that bears interest at variable rates.  Variable rate debt creates higher debt service requirements if market interest rates increase.  Higher debt service requirements could adversely affect our ability to make distributions or payments to our investors and/or cause us to default under certain debt covenants.

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
We are dependent upon the Corporation’s executive officers for strategic business direction and real estate experience.  While we believe that we could find replacements for these key personnel, loss of their services could adversely affect our operations.  The Corporation has entered into an employment agreement (including non-competition provisions) which provides for a continuous four-year employment term with each of Mitchell E. Hersh, Barry Lefkowitz and Roger W. Thomas.  The Corporation does not have key man life insurance for its executive officers.  In addition, as the Company seeks to reposition a portion of its portfolio from office to the multi-family rental sector, the Company may become increasingly dependent on the Corporation’s non-executive personnel with residential development and leasing expertise to effectively execute the Company’s long-term strategy.

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

Number of Directors, Board Vacancies, Terms of Office: The Corporation has, in its bylaws, elected to be subject to certain provisions of Maryland law which vest in its Board of Directors the exclusive right to determine the number of directors and the exclusive right, by the affirmative vote of a majority of the remaining directors, even if the remaining directors do not constitute a quorum, to fill vacancies on the board.  These provisions of Maryland law, which are applicable even if other provisions of Maryland law or the charter or bylaws provide to the contrary, also provide that any director elected to fill a vacancy shall hold office for the remainder of the full term of the class of directors in which the vacancy occurred, rather than the next annual meeting of stockholders as would otherwise be the case, and until his or her successor is elected and qualifies.  The Corporation has, in its corporate governance principles, adopted a mandatory retirement age of 80 years old for directors.

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

In addition, the consent of the holders of at least 85 percent of our partnership units is required: (i)  to merge (or permit the merger of) us with another unrelated person, pursuant to a transaction in which we are not the surviving entity; (ii) to dissolve, liquidate or wind up the Company; or (iii) to convey or otherwise transfer all or substantially all of its assets.  As of February 4, 2013, the Corporation, as general partner, owns approximately 87.9 percent of our outstanding common partnership units.

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

Risk of changes in the tax law applicable to real estate investment trusts: Since the Internal Revenue Service, the United States Treasury Department and Congress frequently review federal income tax legislation, we cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted.  Any such legislative action may prospectively or retroactively modify our and the Corporation’s tax treatment and, therefore, may adversely affect taxation of us, the Corporation, and/or our investors.

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

ITEM 1B.              UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

PROPERTY LIST

As of December 31, 2012, the Company’s Consolidated Properties consisted of 259 in-service office, office/flex and industrial/warehouse properties, as well as two stand-alone retail properties and three land leases.  The Consolidated Properties are located primarily in the Northeast.  The Consolidated Properties are easily accessible from major thoroughfares and are in close proximity to numerous amenities.  The Consolidated Properties contain a total of approximately 30.8 million square feet, with the individual properties ranging from 6,216 to 1,246,283 square feet.  The Consolidated Properties, managed by on-site employees, generally have attractively landscaped sites and atriums in addition to quality design and construction.  The Company’s tenants include many service sector employers, including a large number of professional firms and national and international businesses.  The Company believes that all of its properties are well-maintained and do not require significant capital improvements.

Office Properties

							2012
			Percentage	2012		2012	Average
		Net	Leased	Base		Average	Effective
		Rentable	as of	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/2012	($000’s)	of Total 2012	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

NEW JERSEY

Bergen County
Fair Lawn
17-17 Route 208 North	1987	143,000	88.5	2,851	0.48	22.53	17.93
Fort Lee
One Bridge Plaza	1981	200,000	92.3	4,714	0.80	25.54	21.42
2115 Linwood Avenue	1981	68,000	75.6	915	0.15	17.80	16.03
Little Ferry
200 Riser Road	1974	286,628	100.0	2,416	0.41	8.43	8.15
Lyndhurst
210 Clay Avenue	1981	121,203	90.9	2,458	0.42	22.31	20.03
Montvale
135 Chestnut Ridge Road	1981	66,150	76.4	913	0.15	18.07	15.45
Paramus
15 East Midland Avenue	1988	259,823	80.5	4,425	0.75	21.16	20.40
140 East Ridgewood Avenue	1981	239,680	91.9	5,055	0.85	22.95	19.55
461 From Road	1988	253,554	39.4	2,213	0.37	22.15	21.31
650 From Road	1978	348,510	67.4	5,756	0.97	24.50	21.01
61 South Paramus Road (f)	1985	269,191	60.8	4,497	0.76	27.48	23.98
Rochelle Park
120 West Passaic Street	1972	52,000	99.6	1,474	0.25	28.46	26.82
365 West Passaic Street	1976	212,578	84.6	3,816	0.65	21.22	17.75
395 West Passaic Street	1979	100,589	65.3	1,030	0.17	15.68	12.67
Upper Saddle River
1 Lake Street	1973/94	474,801	100.0	7,465	1.26	15.72	15.72
10 Mountainview Road	1986	192,000	82.4	3,216	0.54	20.33	18.12
Woodcliff Lake
400 Chestnut Ridge Road	1982	89,200	100.0	1,950	0.33	21.86	16.32
470 Chestnut Ridge Road	1987	52,500	100.0	1,250	0.21	23.81	18.67
530 Chestnut Ridge Road	1986	57,204	100.0	852	0.14	14.89	13.60
50 Tice Boulevard	1984	235,000	85.9	5,457	0.92	27.03	23.66
300 Tice Boulevard	1991	230,000	100.0	6,123	1.04	26.62	24.25

Essex County
Millburn
150 J.F. Kennedy Parkway	1980	247,476	58.7	6,839	1.16	47.08	40.64
Borough of Roseland
4 Becker Farm Road	1983	281,762	96.2	6,828	1.15	25.19	23.07
5 Becker Farm Road	1982	118,343	92.6	2,374	0.40	21.66	19.46
6 Becker Farm Road	1982	129,732	78.3	2,574	0.44	25.34	23.55
101 Eisenhower Parkway	1980	237,000	84.6	4,859	0.82	24.23	20.63
103 Eisenhower Parkway	1985	151,545	63.3	2,186	0.37	22.79	19.05
105 Eisenhower Parkway	2001	220,000	80.9	4,943	0.84	27.77	20.79
75 Livingston Avenue	1985	94,221	64.2	1,129	0.19	18.66	14.32
85 Livingston Avenue	1985	124,595	84.8	2,711	0.46	25.66	23.73

Office Properties
(Continued)

							2012
			Percentage	2012		2012	Average
		Net	Leased	Base		Average	Effective
		Rentable	as of	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/2012	($000’s)	of Total 2012	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

Hudson County
Jersey City
Harborside Financial Center Plaza 1	1983	400,000	100.0	11,318	1.91	28.30	24.64
Harborside Financial Center Plaza 2	1990	761,200	97.5	18,339	3.10	24.71	22.48
Harborside Financial Center Plaza 3	1990	725,600	86.0	19,680	3.33	31.54	29.01
Harborside Financial Center Plaza 4-A	2000	207,670	100.0	6,392	1.08	30.78	26.90
Harborside Financial Center Plaza 5	2002	977,225	84.1	33,225	5.62	40.43	35.07
101 Hudson Street	1992	1,246,283	89.0	29,587	5.01	26.67	23.48

Mercer County
Hamilton Township
3 AAA Drive	1981	35,270	89.7	633	0.11	20.01	15.46
600 Horizon Drive	2002	95,000	100.0	1,400	0.24	14.74	14.67
700 Horizon Drive	2007	120,000	100.0	2,459	0.42	20.49	18.33
2 South Gold Drive	1974	33,962	61.6	224	0.04	10.71	8.13
Princeton
103 Carnegie Center	1984	96,000	94.0	2,031	0.34	22.51	18.67
2 Independence Way	1981	67,401	100.0	1,531	0.26	22.71	22.15
3 Independence Way	1983	111,300	96.0	1,981	0.33	18.54	14.28
100 Overlook Center	1988	149,600	89.6	3,750	0.63	27.98	25.16
5 Vaughn Drive	1987	98,500	94.5	2,274	0.38	24.43	20.47

Middlesex County
East Brunswick
377 Summerhill Road	1977	40,000	100.0	372	0.06	9.30	8.98
Edison
343 Thornall Street (c)	1991	195,709	89.6	3,345	0.57	19.08	15.75
Piscataway
30 Knightsbridge Road, Bldg 3	1977	160,000	100.0	2,445	0.41	15.28	15.28
30 Knightsbridge Road, Bldg 4	1977	115,000	100.0	1,757	0.30	15.28	15.28
30 Knightsbridge Road, Bldg 5	1977	332,607	92.9	5,180	0.88	16.76	12.69
30 Knightsbridge Road, Bldg 6	1977	72,743	63.8	239	0.04	5.15	3.99
Plainsboro
500 College Road East (f)	1984	158,235	82.9	2,811	0.48	21.43	16.81
Woodbridge
581 Main Street	1991	200,000	99.3	4,968	0.84	25.02	21.65

Monmouth County
Freehold
2 Paragon Way	1989	44,524	47.2	441	0.07	20.98	17.56
3 Paragon Way	1991	66,898	88.2	797	0.13	13.51	9.00
4 Paragon Way	2002	63,989	30.8	531	0.09	26.94	26.94
100 Willow Brook Road	1988	60,557	57.4	741	0.13	21.32	18.50
Holmdel
23 Main Street	1977	350,000	100.0	4,012	0.68	11.46	8.63
Middletown
One River Center Bldg 1	1983	122,594	86.1	2,796	0.47	26.49	22.78
One River Center Bldg 2	1983	120,360	94.5	2,599	0.44	22.85	19.30
One River Center Bldg 3 and 4	1984	214,518	93.3	4,519	0.76	22.58	21.38
Neptune
3600 Route 66	1989	180,000	100.0	2,400	0.41	13.33	12.06
Wall Township
1305 Campus Parkway	1988	23,350	72.3	361	0.06	21.38	18.48
1350 Campus Parkway	1990	79,747	99.9	1,135	0.19	14.25	12.55

Office Properties
(Continued)

							2012
			Percentage	2012		2012	Average
		Net	Leased	Base		Average	Effective
		Rentable	as of	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/2012	($000’s)	of Total 2012	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

Morris County
Florham Park
325 Columbia Turnpike	1987	168,144	100.0	3,899	0.66	23.19	19.16
Morris Plains
250 Johnson Road	1977	75,000	100.0	1,514	0.26	20.19	18.05
201 Littleton Road	1979	88,369	75.4	949	0.16	14.24	11.50
Morris Township
412 Mt. Kemble Avenue	1986	475,100	67.9	6,601	1.12	20.46	16.13
Parsippany
4 Campus Drive	1983	147,475	71.2	1,960	0.33	18.67	15.01
6 Campus Drive	1983	148,291	78.2	2,862	0.48	24.68	20.84
7 Campus Drive	1982	154,395	78.0	2,590	0.44	21.51	17.17
8 Campus Drive	1987	215,265	66.4	3,748	0.63	26.22	23.42
9 Campus Drive	1983	156,495	40.9	1,412	0.24	22.06	18.58
4 Century Drive	1981	100,036	62.5	1,142	0.19	18.27	14.39
5 Century Drive	1981	79,739	52.0	894	0.15	21.56	16.52
6 Century Drive	1981	100,036	58.0	591	0.10	10.19	7.45
2 Dryden Way	1990	6,216	100.0	99	0.02	15.93	14.64
4 Gatehall Drive	1988	248,480	86.0	6,193	1.05	28.98	25.39
2 Hilton Court	1991	181,592	100.0	6,529	1.11	35.95	31.80
1633 Littleton Road	1978	57,722	100.0	1,131	0.19	19.59	19.59
600 Parsippany Road	1978	96,000	90.4	1,622	0.27	18.69	14.85
1 Sylvan Way	1989	150,557	96.0	3,714	0.63	25.70	20.92
4 Sylvan Way	1984	105,135	100.0	1,929	0.33	18.35	16.47
5 Sylvan Way	1989	151,383	85.6	3,809	0.64	29.39	27.00
7 Sylvan Way	1987	145,983	100.0	3,289	0.56	22.53	21.20
22 Sylvan Way	2009	249,409	100.0	6,327	1.07	25.37	22.98
20 Waterview Boulevard	1988	225,550	93.8	4,982	0.84	23.55	21.10
35 Waterview Boulevard	1990	172,498	93.8	4,242	0.72	26.22	23.58
5 Wood Hollow Road	1979	317,040	88.1	5,838	0.99	20.90	16.58

Passaic County
Clifton
777 Passaic Avenue	1983	75,000	67.0	1,133	0.19	22.55	20.16
Totowa
999 Riverview Drive	1988	56,066	89.2	669	0.11	13.38	11.38

Somerset County
Basking Ridge
222 Mt. Airy Road	1986	49,000	100.0	1,079	0.18	22.02	17.82
233 Mt. Airy Road	1987	66,000	24.7	27	0.00	1.66	1.66
Bernards
106 Allen Road	2000	132,010	63.6	2,516	0.43	29.97	24.86
Branchburg
51 Imclone Drive	1986	63,213	100.0	537	0.09	8.50	7.91
Bridgewater
55 Corporate Drive (g)	2011	204,057	100.0	4,847	0.82	23.75	20.99
440 Route 22 East	1990	198,376	93.4	4,637	0.78	25.03	21.71
721 Route 202/206	1989	192,741	92.1	3,911	0.66	22.03	15.77
Warren
10 Independence Boulevard	1988	120,528	86.3	2,667	0.45	25.64	25.42

Union County
Clark
100 Walnut Avenue	1985	182,555	100.0	4,747	0.80	26.00	22.33

Office Properties
(Continued)

							2012
			Percentage	2012		2012	Average
		Net	Leased	Base		Average	Effective
		Rentable	as of	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/2012	($000’s)	of Total 2012	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

Cranford
6 Commerce Drive	1973	56,000	93.3	1,014	0.17	19.41	17.30
11 Commerce Drive	1981	90,000	95.0	2,169	0.37	25.37	21.71
12 Commerce Drive	1967	72,260	84.7	923	0.16	15.08	13.07
14 Commerce Drive	1971	67,189	85.2	1,194	0.20	20.86	16.11
20 Commerce Drive	1990	176,600	99.6	3,990	0.67	22.68	19.94
25 Commerce Drive	1971	67,749	82.0	1,342	0.23	24.16	21.26
65 Jackson Drive	1984	82,778	84.4	1,534	0.26	21.96	19.19
New Providence
890 Mountain Avenue	1977	80,000	72.6	1,051	0.18	18.10	16.29

Total New Jersey Office		19,330,159	86.3	397,415	67.19	23.82	20.79

NEW YORK

New York County
New York
125 Broad Street	1970	524,476	100.0	16,055	2.72	30.61	26.62

Rockland County
Suffern
400 Rella Boulevard	1988	180,000	93.6	3,664	0.62	21.75	19.24

Westchester County
Elmsford
100 Clearbrook Road (c)	1975	60,000	83.3	1,002	0.17	20.05	18.11
101 Executive Boulevard	1971	50,000	0.0	82	0.01	0.00	0.00
555 Taxter Road	1986	170,554	68.7	3,045	0.51	25.99	20.21
565 Taxter Road	1988	170,554	82.8	3,526	0.60	24.97	21.61
570 Taxter Road	1972	75,000	66.1	1,279	0.22	25.80	23.56
Hawthorne
1 Skyline Drive	1980	20,400	99.0	319	0.05	15.80	15.25
2 Skyline Drive	1987	30,000	100.0	543	0.09	18.10	12.60
7 Skyline Drive	1987	109,000	82.0	2,190	0.37	24.50	20.04
17 Skyline Drive (f)	1989	85,000	100.0	1,692	0.29	19.91	19.27
19 Skyline Drive (g)	1982	248,400	100.0	4,036	0.68	16.25	15.24
Tarrytown
200 White Plains Road	1982	89,000	78.8	1,698	0.29	24.21	21.16
220 White Plains Road	1984	89,000	88.9	1,664	0.28	21.03	18.50
White Plains
1 Barker Avenue	1975	68,000	99.8	1,792	0.30	26.41	23.41
3 Barker Avenue	1983	65,300	94.1	1,536	0.26	25.00	23.03
50 Main Street	1985	309,000	85.2	8,190	1.38	31.11	27.47
11 Martine Avenue	1987	180,000	79.3	4,483	0.76	31.41	27.11
1 Water Street	1979	45,700	78.6	994	0.17	27.67	24.86
Yonkers
1 Executive Boulevard	1982	112,000	100.0	2,962	0.50	26.45	23.91
3 Executive Boulevard	1987	58,000	100.0	1,733	0.29	29.88	28.05

Total New York Office		2,739,384	88.1	62,485	10.56	25.88	22.75

Office Properties
(Continued)

							2012
			Percentage	2012		2012	Average
		Net	Leased	Base		Average	Effective
		Rentable	as of	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/2012	($000’s)	of Total 2012	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

PENNSYLVANIA

Chester County
Berwyn
1000 Westlakes Drive	1989	60,696	69.5	925	0.16	21.93	19.37
1055 Westlakes Drive	1990	118,487	81.2	2,098	0.35	21.81	18.57
1205 Westlakes Drive	1988	130,265	99.1	3,026	0.51	23.44	20.70
1235 Westlakes Drive	1986	134,902	86.5	2,795	0.47	23.95	20.68

Delaware County
Lester
100 Stevens Drive	1986	95,000	100.0	2,771	0.47	29.17	26.55
200 Stevens Drive	1987	208,000	100.0	6,083	1.03	29.25	26.97
300 Stevens Drive	1992	68,000	100.0	1,522	0.26	22.38	18.41
Media
1400 Providence Road – Center I	1986	100,000	98.5	2,086	0.35	21.18	18.08
1400 Providence Road – Center II	1990	160,000	100.0	3,564	0.60	22.28	18.79

Montgomery County
Bala Cynwyd
150 Monument Road	1981	125,783	93.7	2,666	0.45	22.62	19.15
Blue Bell
4 Sentry Park	1982	63,930	83.5	1,051	0.18	19.69	15.55
5 Sentry Park East	1984	91,600	58.5	1,175	0.20	21.93	15.45
5 Sentry Park West	1984	38,400	68.3	253	0.04	9.65	8.50
16 Sentry Park West	1988	93,093	100.0	2,276	0.39	24.45	21.47
18 Sentry Park West	1988	95,010	75.4	2,092	0.35	29.20	25.42
Lower Providence
1000 Madison Avenue	1990	100,700	82.0	1,240	0.21	15.02	10.29
Plymouth Meeting
1150 Plymouth Meeting Mall	1970	167,748	78.7	2,615	0.44	19.81	16.14

Total Pennsylvania Office		1,851,614	88.8	38,238	6.46	23.26	19.95

CONNECTICUT

Fairfield County
Norwalk
40 Richards Avenue	1985	145,487	59.5	1,898	0.32	21.93	17.66
Stamford
1266 East Main Street	1984	179,260	83.7	3,599	0.61	23.99	19.40

Total Connecticut Office		324,747	72.9	5,497	0.93	23.23	18.77

DISTRICT OF COLUMBIA

Washington
1201 Connecticut Avenue, NW	1940	169,549	99.0	6,520	1.10	38.84	35.19
1400 L Street, NW	1987	159,000	100.0	5,626	0.95	35.38	29.91

Total District of Columbia Office		328,549	99.5	12,146	2.05	37.16	32.62

Office Properties
(Continued)

							2012
			Percentage	2012		2012	Average
		Net	Leased	Base		Average	Effective
		Rentable	as of	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/2012	($000’s)	of Total 2012	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

MARYLAND

Prince George’s County
Greenbelt
9200 Edmonston Road	1973	38,690	100.0	910	0.15	23.52	21.17
6301 Ivy Lane	1979	112,003	76.6	1,844	0.31	21.49	18.66
6303 Ivy Lane	1980	112,047	85.6	2,362	0.40	24.63	21.51
6305 Ivy Lane	1982	112,022	97.8	1,986	0.34	18.13	15.94
6404 Ivy Lane	1987	165,234	71.5	2,405	0.41	20.36	15.33
6406 Ivy Lane	1991	163,857	13.2	89	0.02	4.11	3.33
6411 Ivy Lane	1984	138,405	69.9	2,139	0.36	22.11	18.85
Lanham
4200 Parliament Place	1989	122,000	96.3	2,874	0.49	24.46	22.57

Total Maryland Office		964,258	70.9	14,609	2.48	21.36	18.40

TOTAL OFFICE PROPERTIES		25,538,711	86.1	530,390	89.67	24.12	21.02

Office/Flex Properties

							2012
			Percentage	2012		2012	Average
		Net	Leased	Base		Average	Effective
		Rentable	as of	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/2012	($000’s)	of Total 2012	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

NEW JERSEY

Burlington County
Burlington
3 Terri Lane	1991	64,500	85.8	528	0.09	9.54	8.17
5 Terri Lane	1992	74,555	100.0	609	0.10	8.17	6.59
Moorestown
2 Commerce Drive	1986	49,000	75.6	218	0.04	5.88	4.70
101 Commerce Drive	1988	64,700	100.0	275	0.05	4.25	3.85
102 Commerce Drive	1987	38,400	87.5	234	0.04	6.96	4.29
201 Commerce Drive	1986	38,400	75.0	88	0.01	3.06	1.88
202 Commerce Drive	1988	51,200	91.8	230	0.04	4.89	4.30
1 Executive Drive	1989	20,570	90.8	120	0.02	6.42	4.77
2 Executive Drive	1988	60,800	65.8	228	0.04	5.70	5.17
101 Executive Drive	1990	29,355	99.7	297	0.05	10.15	7.89
102 Executive Drive	1990	64,000	100.0	474	0.08	7.41	7.30
225 Executive Drive	1990	50,600	79.1	255	0.04	6.37	4.80
97 Foster Road	1982	43,200	100.0	168	0.03	3.89	2.82
1507 Lancer Drive	1995	32,700	100.0	97	0.02	2.97	2.20
1245 North Church Street	1998	52,810	100.0	292	0.05	5.53	4.75
1247 North Church Street	1998	52,790	80.7	291	0.05	6.83	5.63
1256 North Church Street	1984	63,495	100.0	473	0.08	7.45	6.50
840 North Lenola Road	1995	38,300	100.0	371	0.06	9.69	7.94
844 North Lenola Road	1995	28,670	100.0	201	0.03	7.01	6.31
915 North Lenola Road	1998	52,488	100.0	293	0.05	5.58	4.59
2 Twosome Drive	2000	48,600	100.0	279	0.05	5.74	3.44
30 Twosome Drive	1997	39,675	100.0	303	0.05	7.64	6.15
31 Twosome Drive	1998	84,200	100.0	432	0.07	5.13	4.66
40 Twosome Drive	1996	40,265	86.6	242	0.04	6.94	6.19
41 Twosome Drive	1998	43,050	100.0	195	0.03	4.53	4.00
50 Twosome Drive	1997	34,075	56.0	244	0.04	12.79	12.05

Gloucester County
West Deptford
1451 Metropolitan Drive	1996	21,600	100.0	120	0.02	5.56	5.28

Mercer County
Hamilton Township
100 Horizon Center Boulevard	1989	13,275	100.0	71	0.01	5.35	2.79
200 Horizon Drive	1991	45,770	100.0	695	0.12	15.18	13.48
300 Horizon Drive	1989	69,780	53.2	465	0.08	12.53	9.46
500 Horizon Drive	1990	41,205	93.8	578	0.10	14.95	13.27

Monmouth County
Wall Township
1325 Campus Parkway	1988	35,000	100.0	642	0.11	18.34	15.34
1340 Campus Parkway	1992	72,502	100.0	933	0.16	12.87	10.52
1345 Campus Parkway	1995	76,300	100.0	1,047	0.18	13.72	10.85
1433 Highway 34	1985	69,020	66.2	482	0.08	10.55	8.80
1320 Wyckoff Avenue	1986	20,336	100.0	222	0.04	10.92	8.36
1324 Wyckoff Avenue	1987	21,168	87.1	175	0.03	9.49	5.15

Office/Flex Properties
(Continued)

							2012
			Percentage	2012		2012	Average
		Net	Leased	Base		Average	Effective
		Rentable	as of	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/2012	($000’s)	of Total 2012	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

Passaic County
Totowa
1 Center Court	1999	38,961	100.0	594	0.10	15.25	13.17
2 Center Court	1998	30,600	62.8	229	0.04	11.92	9.78
11 Commerce Way	1989	47,025	88.9	418	0.07	10.00	7.22
20 Commerce Way	1992	42,540	61.1	267	0.05	10.27	9.93
29 Commerce Way	1990	48,930	20.4	228	0.04	22.84	19.54
40 Commerce Way	1987	50,576	86.3	534	0.09	12.23	8.96
45 Commerce Way	1992	51,207	100.0	519	0.09	10.14	8.08
60 Commerce Way	1988	50,333	89.1	548	0.09	12.22	10.15
80 Commerce Way	1996	22,500	100.0	295	0.05	13.11	11.16
100 Commerce Way	1996	24,600	88.6	323	0.05	14.82	12.62
120 Commerce Way	1994	9,024	100.0	98	0.02	10.86	8.64
140 Commerce Way	1994	26,881	89.3	290	0.05	12.08	9.66

Total New Jersey Office/Flex		2,189,531	88.3	17,210	2.92	8.90	7.33

NEW YORK

Westchester County
Elmsford
11 Clearbrook Road	1974	31,800	100.0	409	0.07	12.86	11.51
75 Clearbrook Road	1990	32,720	100.0	335	0.06	10.24	9.14
125 Clearbrook Road	2002	33,000	100.0	740	0.13	22.42	19.67
150 Clearbrook Road	1975	74,900	100.0	850	0.14	11.35	9.07
175 Clearbrook Road	1973	98,900	100.0	1,484	0.25	15.01	13.70
200 Clearbrook Road	1974	94,000	99.8	1,237	0.21	13.19	11.32
250 Clearbrook Road	1973	155,000	94.5	1,034	0.17	7.06	6.41
50 Executive Boulevard	1969	45,200	64.5	383	0.06	13.14	12.18
77 Executive Boulevard	1977	13,000	100.0	244	0.04	18.77	16.62
85 Executive Boulevard	1968	31,000	86.2	500	0.08	18.71	16.13
300 Executive Boulevard	1970	60,000	100.0	766	0.13	12.77	11.60
350 Executive Boulevard	1970	15,400	99.4	137	0.02	8.95	7.71
399 Executive Boulevard	1962	80,000	100.0	1,038	0.18	12.98	12.40
400 Executive Boulevard	1970	42,200	75.4	614	0.10	19.30	16.00
500 Executive Boulevard	1970	41,600	100.0	757	0.13	18.20	16.61
525 Executive Boulevard	1972	61,700	100.0	1,002	0.17	16.24	14.96
1 Westchester Plaza	1967	25,000	100.0	314	0.05	12.56	10.44
2 Westchester Plaza	1968	25,000	100.0	546	0.09	21.84	21.08
3 Westchester Plaza	1969	93,500	97.9	1,050	0.18	11.47	9.92
4 Westchester Plaza	1969	44,700	100.0	688	0.12	15.39	12.95
5 Westchester Plaza	1969	20,000	100.0	250	0.04	12.50	7.20
6 Westchester Plaza	1968	20,000	89.8	259	0.04	14.42	13.47
7 Westchester Plaza	1972	46,200	100.0	676	0.11	14.63	14.13
8 Westchester Plaza	1971	67,200	100.0	863	0.15	12.84	10.24
Hawthorne
200 Saw Mill River Road	1965	51,100	100.0	646	0.11	12.64	11.51
4 Skyline Drive	1987	80,600	100.0	1,536	0.26	19.06	15.86
5 Skyline Drive	1980	124,022	96.1	1,527	0.26	12.81	11.61
6 Skyline Drive	1980	44,155	72.8	615	0.10	19.13	13.69
8 Skyline Drive	1985	50,000	85.4	905	0.15	21.19	17.89
10 Skyline Drive	1985	20,000	100.0	395	0.07	19.75	16.55
11 Skyline Drive (f)	1989	45,000	100.0	942	0.16	20.93	20.76
12 Skyline Drive (f)	1999	46,850	68.5	571	0.10	17.79	15.14
15 Skyline Drive (f)	1989	55,000	18.7	699	0.12	67.96	66.21

Office/Flex Properties
(Continued)

							2012
			Percentage	2012		2012	Average
		Net	Leased	Base		Average	Effective
		Rentable	as of	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/2012	($000’s)	of Total 2012	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

Yonkers
100 Corporate Boulevard	1987	78,000	98.3	1,559	0.26	20.33	19.08
200 Corporate Boulevard South	1990	84,000	100.0	1,649	0.28	19.63	17.55
4 Executive Plaza	1986	80,000	100.0	1,364	0.23	17.05	14.10
6 Executive Plaza	1987	80,000	100.0	1,549	0.26	19.36	17.89
1 Odell Plaza	1980	106,000	92.5	1,224	0.21	12.48	10.75
3 Odell Plaza	1984	71,065	100.0	1,596	0.27	22.46	20.83
5 Odell Plaza	1983	38,400	99.6	647	0.11	16.92	13.39
7 Odell Plaza	1984	42,600	99.6	797	0.13	18.78	17.32

Total New York Office/Flex		2,348,812	94.2	34,397	5.80	15.55	13.76

CONNECTICUT

Fairfield County
Stamford
419 West Avenue	1986	88,000	100.0	1,576	0.27	17.91	15.27
500 West Avenue	1988	25,000	100.0	423	0.07	16.92	16.32
550 West Avenue	1990	54,000	100.0	987	0.17	18.28	17.48
600 West Avenue	1999	66,000	100.0	670	0.11	10.15	9.27
650 West Avenue	1998	40,000	100.0	686	0.12	17.15	15.95

Total Connecticut Office/Flex		273,000	100.0	4,342	0.74	15.90	14.45

TOTAL OFFICE/FLEX PROPERTIES		4,811,343	91.9	55,949	9.46	12.66	10.99

Industrial/Warehouse, Retail and Land Lease Properties

								2012
			Percentage	2012			2012	Average
		Net	Leased	Base			Average	Effective
		Rentable	as of	Rent		Percentage	Base Rent	Rent
	Year	Area	12/31/2012	($000’s)		of Total 2012	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)		Base Rent (%)	($) (c) (d)	($) (c) (e)

NEW YORK

Westchester County
Elmsford
1 Warehouse Lane (f)	1957	6,600	100.0	102		0.02	15.45	13.64
2 Warehouse Lane (f)	1957	10,900	100.0	159		0.03	14.59	14.04
3 Warehouse Lane (f)	1957	77,200	100.0	381		0.06	4.94	4.72
4 Warehouse Lane (f)	1957	195,500	96.7	1,995		0.34	10.55	9.57
5 Warehouse Lane (f)	1957	75,100	97.1	964		0.16	13.22	11.57
6 Warehouse Lane (f)	1982	22,100	100.0	538		0.09	24.34	23.53

Total Industrial/Warehouse Properties		387,400	97.8	4,139		0.70	10.93	9.98

Westchester County
Tarrytown
230 White Plains Road	1984	9,300	100.0	179		0.03	19.25	19.03
Yonkers
2 Executive Boulevard	1986	8,000	100.0	305		0.05	38.13	38.13

Total Retail Properties		17,300	100.0	484		0.08	27.98	27.86

Westchester County
Elmsford
700 Executive Boulevard	--	--	--	148		0.03	--	--
Yonkers
1 Enterprise Boulevard	--	--	--	185		0.03	--	--

Total New York Land Leases		--	--	333		0.06	--	--

Prince George’s County, Maryland
Greenbelt
Capital Office Park Parcel A	--	--	--	153		0.03	--	--

Total Maryland Land Leases		--	--	153		0.03	--	--

Total Land Leases		--	--	486		0.09	--	--

TOTAL PROPERTIES		30,754,754	87.2	591,448	(h)	100.00	22.06	19.23
Footnotes to Property List (dollars in thousands except per square foot amounts):

(a)
Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases expiring December 31, 2012 aggregating 378,901 square feet (representing 1.2 percent of the Company’s total net rentable square footage) for which no new leases were signed.

(b)
Total base rent for 2012, determined in accordance with generally accepted accounting principles (“GAAP”), which includes the effects of tenant concessions, such as free rent.  Substantially all of the leases provide for annual base rents plus recoveries and escalation charges based upon the tenant’s proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass through of charges for electrical usage.  For the year ended December 31, 2012, total escalations and recoveries from tenants were:  $71,524, or $3.25 per leased square foot, for office properties; $9,672, or $2.19 per leased square foot, for office/flex properties; and $405, or $1.02 per leased square foot, for other properties.  Office properties include $45 pertaining to properties held for sale, which are classified as discontinued operations in financial statements.

(c)   Excludes space leased by the Company.
(d)	Base rent for 2012 divided by net rentable square feet leased at December 31, 2012.
(e)
Total base rent for 2012 minus total 2012 amortization of tenant improvements, leasing commissions and other concessions and costs, determined in accordance with GAAP, divided by net rentable square feet leased at December 31, 2012.

(f)	This property is located on land leased by the Company.
(g)	This property was identified as held for sale by the Company as of December 31, 2012 and is classified as discontinued properties in the financial statements.
(h)	Includes $8,883 pertaining to properties held for sale, which are classified as discontinued operations in the financial statements.

PERCENTAGE LEASED

The following table sets forth the year-end percentages of square feet leased in the Company’s stabilized operating Consolidated Properties for the last five years:

Percentage of
December 31,	Square Feet Leased (%) (a)
2012	87.2

2011	88.3

2010	89.1

2009	90.1

2008	91.3

(a)	Percentage of square-feet leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.

SIGNIFICANT TENANTS

The following table sets forth a schedule of the Company’s 50 largest tenants for the Consolidated Properties as of December 31, 2012 based upon annualized base rental revenue:

			Percentage of
		Annualized	Company	Square	Percentage	Year of
	Number of	Base Rental	Annualized Base	Feet	Total Company	Lease
	Properties	Revenue ($) (a)	Rental Revenue (%)	Leased	Leased Sq. Ft. (%)	Expiration

National Union Fire Insurance
Company of Pittsburgh, PA	3	13,301,882	2.1	468,085	1.7	(b)
DB Services New Jersey, Inc.	2	12,111,630	2.0	402,068	1.5	2017
New Cingular Wireless PCS, LLC	4	9,944,680	1.6	433,296	1.6	(c)
Bank Of Tokyo-Mitsubishi UFJ, Ltd.	1	9,692,898	1.6	282,606	1.1	(d)
Keystone Mercy Health Plan	3	9,612,524	1.6	317,245	1.2	2020
Wyndham Worldwide Operations	2	9,465,635	1.6	395,392	1.5	(e)
United States of America-GSA	13	9,113,249	1.5	298,463	1.1	(f)
Forest Research Institute, Inc.	1	8,961,536	1.5	215,659	0.8	2017
Prentice-Hall, Inc.	1	8,643,699	1.4	474,801	1.8	2014
ICAP Securities USA, LLC	1	6,845,083	1.1	159,834	0.6	2017
Daiichi Sankyo, Inc.	2	6,249,264	1.0	180,807	0.7	(g)
TD Ameritrade Online Holdings	1	6,165,233	1.0	188,776	0.7	2020
Montefiore Medical Center	6	5,962,668	1.0	265,854	1.0	(h)
Merrill Lynch Pierce Fenner	1	5,883,780	1.0	294,189	1.1	2017
HQ Global Workplaces, LLC	20	5,422,404	0.9	316,418	1.2	(i)
Sanofi-Aventis U.S., Inc.	1	4,519,658	0.7	205,439	0.8	2026
CohnResnick, LLP	2	4,336,070	0.7	155,056	0.6	(j)
Vonage America, Inc.	1	4,256,000	0.7	350,000	1.3	2017
Morgan Stanley Smith Barney	4	4,154,747	0.7	142,530	0.5	(k)
AT&T Corp.	1	4,137,500	0.7	275,000	1.0	2014
Allstate Insurance Company	7	3,709,882	0.6	159,266	0.6	(l)
Arch Insurance Company	1	3,685,118	0.6	106,815	0.4	2024
Morgan Stanley & Co., Inc.	1	3,674,040	0.6	306,170	1.2	2013
Oppenheimer & Co., Inc.	1	3,314,054	0.5	118,871	0.5	(m)
Alpharma, LLC	1	3,053,604	0.5	112,235	0.4	2018
SunAmerica Asset Management	1	2,958,893	0.5	69,621	0.3	2018
E*Trade Financial Corporation	1	2,930,757	0.5	106,573	0.4	2022
Plymouth Rock Management Company
of New Jersey	2	2,894,769	0.5	116,889	0.4	2020
United States Life Insurance Co.	1	2,880,000	0.5	180,000	0.7	2013
Natixis North America, Inc.	1	2,823,569	0.5	89,907	0.3	2021
Tullett Prebon Holdings Corp.	1	2,809,850	0.5	100,759	0.4	2023
Continental Casualty Company	2	2,784,736	0.5	100,712	0.4	(n)
AAA Mid-Atlantic, Inc.	2	2,758,793	0.5	129,784	0.5	(o)
KPMG, LLP	2	2,736,214	0.5	121,490	0.5	(p)
Tradeweb Markets, LLC	1	2,657,310	0.4	64,976	0.2	2017
Connell Foley, LLP	2	2,572,383	0.4	97,822	0.4	2015
New Jersey Turnpike Authority	1	2,530,631	0.4	100,223	0.4	2017
Lowenstein Sandler LLP	1	2,491,594	0.4	98,677	0.4	2017
Bunge Management Services, Inc.	1	2,458,765	0.4	66,303	0.3	2020
Movado Group, Inc.	1	2,449,828	0.4	90,050	0.3	2018
Savvis Communications Corporation	1	2,430,116	0.4	71,474	0.3	2015
Virgin Mobile USA, LP	1	2,427,776	0.4	93,376	0.4	2016
Credit Suisse (USA), Inc.	1	2,395,619	0.4	71,511	0.3	2013
Sony Music Entertainment	1	2,359,986	0.4	97,653	0.4	2014
T-Mobile USA, Inc.	1	2,339,254	0.4	105,135	0.4	2014
ASRC Aerospace Corporation	1	2,321,163	0.4	81,108	0.3	2014
Qualcare Alliance Networks, Inc.	2	2,316,191	0.4	118,779	0.5	2021
Tower Insurance Company of New York	1	2,306,760	0.4	76,892	0.3	2023
Wells Fargo Advisors, LLC	4	2,295,645	0.4	81,985	0.3	(q)
UBS Financial Services, Inc.	3	2,293,474	0.4	79,073	0.3	(r)

Totals		230,440,914	38.1	9,035,647	34.3

See footnotes on subsequent page.

Significant Tenants Footnotes

(a)
Annualized base rental revenue is based on actual December 2012 billings times 12.  For leases whose rent commences after January 1, 2013, annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(b)	69,944 square feet expire in 2013; 281,023 square feet expire in 2018; 117,118 square feet expire 2019.
(c)	121,572 square feet expire in 2013; 72,385 square feet expire in 2014; 27,766 square feet expire in 2015; 211,573 square feet expire in 2018.
(d)	20,649 square feet expire in 2018; 24,607 square feet expire in 2019; 237,350 square feet expire in 2029.
(e)	145,983 square feet expire in 2013; 249,409 square feet expire in 2029.
(f)
47,465 square feet expire in 2013; 4,879 square feet expire in 2014; 180,729 square feet expire in 2015; 15,851 square feet expire in 2016; 8,241 square feet expire in 2017; 21,596 square feet expire in 2022; 19,702 square feet expire in 2023.

(g)	8,907 square feet expire in 2013; 171,900 square feet expire in 2022.
(h)
5,220 square feet expire in 2013; 19,362 square feet expire in 2014; 7,200 square feet expire in 2016; 30,872 square feet expire in 2017; 36,385 square feet expire in 2018; 133,763 square feet expire in 2019; 8,600 square feet expire in 2020; 14,842 square feet expire in 2021; 9,610 square feet expire in 2022.

(i)
22,279 square feet expire in 2015; 12,407 square feet expire in 2017; 33,649 square feet expire in 2018; 41,549 square feet expire in 2019; 21,008 square feet expire in 2020; 14,724 square feet expire in 2021; 36,158 square feet expire in 2023; 134,644 square feet expire in 2024.

(j)	1,021 square feet expire in 2014; 154,035 square feet expire in 2020.
(k)	26,262 square feet expire in 2013; 26,834 square feet expire in 2014; 29,654 square feet expire in 2015; 36,998 square feet expire in 2016; 22,782 square feet expire in 2018.
(l)
9,857 square feet expire in 2013; 4,456 square feet expire in 2014; 5,348 square feet expire in 2015; 4,014 square feet expire in 2016; 64,837 square feet expire in 2017; 70,754 square feet expire in 2018.

(m)	104,008 square feet expire in 2013; 14,863 square feet expire in 2017.
(n)	19,416 square feet expire in 2016; 81,296 square feet expire in 2031.
(o)	9,784 square feet expire in 2017; 120,000 square feet expire in 2022.
(p)	10,877 square feet expire in 2013; 53,409 square feet expire in 2019; 57,204 square feet expire in 2020.
(q)	22,864 square feet expire in 2014; 3,968 square feet expire in 2017; 25,762 square feet expire in 2022; 29,391 square feet expire in 2024.
(r)	23,373 square feet expire in 2013; 42,360 square feet expire in 2016; 13,340 square feet expire in 2022.

SCHEDULE OF LEASE EXPIRATIONS: ALL CONSOLIDATED PROPERTIES

The following table sets forth a schedule of lease expirations for the total of the Company’s office, office/flex, industrial/warehouse and stand-alone retail properties included in the Consolidated Properties beginning January 1, 2013, assuming that none of the tenants exercise renewal or termination options:

						Average
						Annual Base
				Percentage Of		Rent Per Net
		Net Rentable		Total Leased	Annualized	Rentable	Percentage Of
		Area Subject		Square Feet	Base Rental	Square Foot	Annual Base
	Number Of	To Expiring		Represented	Revenue Under	Represented	Rent Under
Year Of	Leases	Leases		By Expiring	Expiring	By Expiring	Expiring
Expiration	Expiring (a)	(Sq. Ft.)		Leases (%)	Leases ($) (b)	Leases ($)	Leases (%)

2013	408	2,777,564		10.6	60,446,362	21.76	10.0

2014	388	3,261,411		12.4	71,951,532	22.06	11.9

2015	322	3,354,270		12.7	71,888,429	21.43	11.9

2016	288	2,594,423		9.9	56,798,718	21.89	9.4

2017	273	3,631,307		13.8	86,082,898	23.71	14.2

2018	211	2,335,637		8.9	55,585,008	23.80	9.2

2019	110	1,636,032		6.2	34,858,916	21.31	5.8

2020	100	1,507,824		5.7	35,342,106	23.44	5.8

2021	75	1,192,353		4.5	30,521,669	25.60	5.0

2022	55	1,121,321		4.3	26,728,709	23.84	4.4

2023	36	1,007,305		3.8	24,972,231	24.79	4.1

2024 and thereafter	47	1,900,190		7.2	50,221,685	26.43	8.3
Totals/Weighted
Average	2,313	26,319,637	(c) (d)	100.0	605,398,263	23.00	100.0

(a)
Includes office, office/flex, industrial/warehouse and stand-alone retail property tenants only.  Excludes leases for amenity, retail, parking and month-to-month tenants.  Some tenants have multiple leases.

(b)
Annualized base rental revenue is based on actual December 2012 billings times 12.  For leases whose rent commences after January 1, 2013 annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(c)	Includes leases expiring December 31, 2012 aggregating 378,901 square feet and representing annualized rent of $7,877,276 for which no new leases were signed.
(d)	Reconciliation to Company’s total net rentable square footage is as follows:

Square Feet
Square footage leased to commercial tenants	26,319,637
Square footage used for corporate offices, management offices, building use, retail tenants, food services, other ancillary
service tenants and occupancy adjustments	485,847
Square footage unleased	3,949,270
Total net rentable square footage (does not include land leases)	30,754,754

SCHEDULE OF LEASE EXPIRATIONS: OFFICE PROPERTIES

The following table sets forth a schedule of lease expirations for the office properties beginning January 1, 2013, assuming that none of the tenants exercise renewal or termination options:

					Average
					Annual Base
			Percentage Of		Rent Per Net
		Net Rentable	Total Leased	Annualized	Rentable	Percentage Of
		Area Subject	Square Feet	Base Rental	Square Foot	Annual Base
	Number Of	To Expiring	Represented By	Revenue Under	Represented	Rent Under
Year Of	Leases	Leases	Expiring	Expiring	By Expiring	Expiring
Expiration	Expiring (a)	(Sq. Ft.)	Leases (%)	Leases ($) (b)	Leases ($)	Leases (%)

2013	322	2,106,012	9.7	51,532,273	24.47	9.5

2014	315	2,708,229	12.5	64,187,606	23.70	11.8

2015	267	2,838,587	13.2	65,724,874	23.15	12.1

2016	225	1,974,353	9.2	47,973,035	24.30	8.8

2017	215	3,108,134	14.4	79,624,432	25.62	14.7

2018	156	1,715,647	8.0	48,071,989	28.02	8.9

2019	84	1,130,224	5.3	28,134,083	24.89	5.2

2020	80	1,263,019	5.9	32,333,375	25.60	6.0

2021	59	1,049,158	4.9	28,197,136	26.88	5.2

2022	50	1,058,779	4.9	25,900,757	24.46	4.8

2023	28	812,177	3.8	22,409,421	27.59	4.1

2024 and thereafter	40	1,762,641	8.2	48,134,125	27.31	8.9
Totals/Weighted
Average	1,841	21,526,960	(c) 100.0	542,223,106	25.19	100.0

(a)	Includes office tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.
(b)
Annualized base rental revenue is based on actual December 2012 billings times 12.  For leases whose rent commences after January 1, 2013 annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(c)	Includes leases expiring December 31, 2012 aggregating 360,469 square feet and representing annualized rent of $7,700,482 for which no new leases were signed.

SCHEDULE OF LEASE EXPIRATIONS: OFFICE/FLEX PROPERTIES

The following table sets forth a schedule of lease expirations for the office/flex properties beginning January 1, 2013, assuming that none of the tenants exercise renewal or termination options:

					Average
					Annual Base
			Percentage Of		Rent Per Net
		Net Rentable	Total Leased	Annualized	Rentable	Percentage Of
		Area Subject	Square Feet	Base Rental	Square Foot	Annual Base
	Number Of	To Expiring	Represented By	Revenue Under	Represented	Rent Under
Year Of	Leases	Leases	Expiring	Expiring	By Expiring	Expiring
Expiration	Expiring (a)	(Sq. Ft.)	Leases (%)	Leases ($) (b)	Leases ($)	Leases (%)

2013	81	574,321	13.0	7,929,981	13.81	13.6

2014	69	513,337	11.7	6,939,000	13.52	11.8

2015	54	487,683	11.1	5,813,555	11.92	9.9

2016	59	589,082	13.4	8,483,839	14.40	14.5

2017	58	523,173	11.9	6,458,466	12.34	11.0

2018	54	542,787	12.3	7,149,665	13.17	12.2

2019	26	505,808	11.5	6,724,833	13.30	11.5

2020	14	197,573	4.5	2,359,595	11.94	4.0

2021	16	143,195	3.3	2,324,533	16.23	4.0

2022	5	62,542	1.4	827,952	13.24	1.4

2023	7	127,407	2.9	1,777,246	13.95	3.0

2024 and thereafter	6	129,549	3.0	1,815,560	14.01	3.1
Totals/Weighted
Average	449	4,396,457	(c) 100.0	58,604,225	13.33	100.0

(a)	Includes office/flex tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.
(b)
Annualized base rental revenue is based on actual December 2012 billings times 12.  For leases whose rent commences after January 1, 2013, annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above. Includes office/flex tenants only.  Excludes leases for amenity, retail, parking and month-to-month tenants.  Some tenants have multiple leases.

(c)	Includes leases expiring December 31, 2012 aggregating 18,432 square feet and representing annualized rent of $176,794 for which no new leases were signed.

SCHEDULE OF LEASE EXPIRATIONS: INDUSTRIAL/WAREHOUSE PROPERTIES

The following table sets forth a schedule of lease expirations for the industrial/warehouse properties beginning January 1, 2013, assuming that none of the tenants exercise renewal or termination options:

					Average
					Annual Base
			Percentage Of		Rent Per Net
		Net Rentable	Total Leased	Annualized	Rentable	Percentage Of
		Area Subject	Square Feet	Base Rental	Square Foot	Annual Base
	Number Of	To Expiring	Represented By	Revenue Under	Represented	Rent Under
Year Of	Leases	Leases	Expiring	Expiring	By Expiring	Expiring
Expiration	Expiring (a)	(Sq. Ft.)	Leases (%)	Leases ($) (b)	Leases ($)	Leases (%)

2013	5	97,231	25.6	984,108	10.12	23.9

2014	3	30,545	8.0	649,926	21.28	15.8

2015	1	28,000	7.4	350,000	12.50	8.5

2016	4	30,988	8.2	341,844	11.03	8.3

2018	1	77,203	20.4	363,354	4.71	8.8

2020	6	47,232	12.5	649,136	13.74	15.7

2023	1	67,721	17.9	785,564	11.60	19.0
Totals/Weighted
Average	21	378,920	100.0	4,123,932	10.88	100.0

(a)	Includes industrial/warehouse tenants only. Excludes leases for amenity, retail, parking and month-to-month industrial/warehouse tenants. Some tenants have multiple leases.
(b)
Annualized base rental revenue is based on actual December 2012 billings times 12.  For leases whose rent commences after January 1, 2013, annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, the historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: STAND-ALONE RETAIL PROPERTIES

The following table sets forth a schedule of lease expirations for the stand-alone retail properties beginning January 1, 2013 assuming that none of the tenants exercise renewal or termination options:

					Average
					Annual Base
			Percentage Of		Rent Per Net
		Net Rentable	Total Leased	Annualized	Rentable	Percentage Of
		Area Subject	Square Feet	Base Rental	Square Foot	Annual Base
	Number Of	To Expiring	Represented By	Revenue Under	Represented	Rent Under
Year Of	Leases	Leases	Expiring	Expiring	By Expiring	Expiring
Expiration	Expiring (a)	(Sq. Ft.)	Leases (%)	Leases ($) (b)	Leases ($)	Leases (%)

2014	1	9,300	53.8	175,000	18.82	39.2

2024 and thereafter	1	8,000	46.2	272,000	34.00	60.8
Totals/Weighted
Average	2	17,300	100.0	447,000	25.84	100.0

(a)	Includes stand-alone retail property tenants only.
(b)
Annualized base rental revenue is based on actual December 2012 billings times 12.  For leases whose rent commences after January 1, 2013 annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

INDUSTRY DIVERSIFICATION

The following table lists the Company’s 30 largest industry classifications based on annualized contractual base rent of the Consolidated Properties:

	Annualized	Percentage of		Percentage of
	Base Rental	Company	Square	Total Company
	Revenue	Annualized Base	Feet Leased	Leased
Industry Classification (a)	($) (b) (c) (d)	Rental Revenue (%)	(c) (d)	Sq. Ft. (%)
Securities, Commodity Contracts & Other Financial	85,571,664	14.1	3,095,653	11.8
Insurance Carriers & Related Activities	60,565,250	10.0	2,365,931	9.0
Manufacturing	52,611,191	8.7	2,541,294	9.7
Telecommunications	38,046,063	6.3	1,981,350	7.5
Legal Services	36,971,066	6.1	1,403,261	5.3
Credit Intermediation & Related Activities	32,914,732	5.4	1,143,739	4.3
Health Care & Social Assistance	32,286,093	5.3	1,524,160	5.8
Computer System Design Svcs.	26,140,428	4.3	1,265,834	4.8
Wholesale Trade	20,383,802	3.4	1,412,974	5.4
Accounting/Tax Prep.	20,131,527	3.4	794,144	3.0
Scientific Research/Development	19,462,732	3.2	646,208	2.5
Architectural/Engineering	17,738,645	2.9	761,291	2.9
Public Administration	15,607,872	2.6	603,345	2.3
Admin & Support, Waste Mgt. & Remediation Svcs.	14,149,401	2.4	678,473	2.6
Management/Scientific	13,365,302	2.2	541,716	2.1
Real Estate & Rental & Leasing	12,439,355	2.1	653,558	2.5
Other Services (except Public Administration)	12,417,342	2.1	476,394	1.8
Arts, Entertainment & Recreation	12,062,952	2.0	717,680	2.7
Accommodation & Food Services	10,941,803	1.9	473,221	1.8
Advertising/Related Services	9,505,410	1.7	359,000	1.4
Other Professional	7,865,229	1.3	352,048	1.3
Retail Trade	7,487,563	1.2	453,837	1.7
Construction	6,233,171	1.0	319,205	1.2
Data Processing Services	6,176,439	1.0	240,815	0.9
Transportation	5,639,074	0.9	298,036	1.1
Broadcasting	5,124,632	0.8	185,449	0.7
Utilities	4,483,499	0.7	183,258	0.7
Information Services	4,338,013	0.7	176,430	0.7
Educational Services	3,917,714	0.6	195,910	0.7
Publishing Industries	2,948,685	0.5	151,849	0.6
Other	7,871,614	1.2	323,574	1.2

TOTAL	605,398,263	100.0	26,319,637	100.0

(a)	The Company’s tenants are classified according to the U.S. Government’s North American Industrial Classification System (NAICS).
(b)
Annualized base rental revenue is based on actual December 2012 billings times 12.  For leases whose rent commences after January 1, 2013, annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(c)	Includes office, office/flex, industrial/warehouse and stand-alone retail tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases
(d)
Includes leases in effect as of the period end date, some of which have commencement dates in the future, and leases expiring December 31, 2012 aggregating 378,901 square feet and representing annualized rent of $7,877,276 for which no new leases were signe

MARKET DIVERSIFICATION

The following table lists the Company’s markets (MSAs), based on annualized contractual base rent of the Consolidated Properties:

		Percentage Of
		Company
	Annualized Base	Annualized	Total Property
	Rental Revenue	Base Rental	Size Rentable	Percentage Of
Market (MSA)	($) (a) (b) (c)	Revenue (%)	Area (b) (c)	Rentable Area (%)
Newark, NJ
(Essex-Morris-Union Counties)	132,897,968	22.1	6,495,715	21.2
Jersey City, NJ	113,964,347	18.8	4,317,978	14.0
Westchester-Rockland, NY	89,209,705	14.7	4,968,420	16.2
Bergen-Passaic, NJ	78,357,011	12.9	4,525,854	14.7
Philadelphia, PA-NJ	48,436,204	8.0	3,133,612	10.2
Middlesex-Somerset-Hunterdon, NJ	43,372,739	7.2	2,320,685	7.5
Washington, DC-MD-VA-WV	28,732,443	4.7	1,292,807	4.2
Monmouth-Ocean, NJ	25,474,161	4.2	1,620,863	5.3
Trenton, NJ	19,142,789	3.2	956,597	3.1
New York (Manhattan)	15,925,406	2.6	524,476	1.7
Stamford-Norwalk, CT	9,885,490	1.6	597,747	1.9

Totals	605,398,263	100.0	30,754,754	100.0

(a)
Annualized base rental revenue is based on actual December 2012 billings times 12.  For leases whose rent commences after January 1, 2013, annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(b)
Includes leases in effect as of the period end date, some of which have commencement dates in the future, and leases expiring December 31, 2012 aggregating 378,901 square feet and representing annualized rent of $7,877,276 for which no new leases were signed.

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

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The shares of the Corporation’s Common Stock are traded on the New York Stock Exchange (“NYSE”) under the symbol “CLI.”

On June 28, 2012, the Corporation filed with the NYSE its annual CEO Certification and Annual Written Affirmation pursuant to Section 303A.12 of the NYSE Listed Company Manual, each certifying that the Corporation was in compliance with all of the listing standards of the NYSE.

HOLDERS

On February 4, 2013, the Company had 124 owners of limited partnership units and one owner of General Partnership units.

RECENT SALES OF UNREGISTERED SECURITIES; USES OF PROCEEDS FROM REGISTERED SECURITIES

During the three months ended December 31, 2012, the Corporation issued 35,286 shares of Common Stock to holders of common units in the Company upon the redemption of such common units in private offerings pursuant to Section 4(2) of the Securities Act.  The holders of the common units were limited partners of the Company and accredited investors under Rule 501 of the Securities Act.  The common units were converted into an equal number of shares of Common Stock.  The Corporation has registered the resale of such shares under the Securities Act.

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

PERFORMANCE GRAPH

The following graph compares total stockholder returns from the last five fiscal years to the Standard & Poor’s 500 Index (“S&P 500”) and to the National Association of Real Estate Investment Trusts, Inc.’s FTSE NAREIT Equity REIT Index (“NAREIT”).  The graph assumes that the value of the investment in the Corporation’s Common Stock and in the S&P 500 and NAREIT indices was $100 at December 31, 2007 and that all dividends were reinvested.  The price of the Corporation’s Common Stock on December 31, 2007 (on which the graph is based) was $34.00.  The past stockholder return shown on the following graph is not necessarily indicative of future performance.

Comparison of Five-Year Cumulative Total Return

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2012, relating to equity compensation plans of the Corporation (including individual compensation arrangements) pursuant to which equity securities of the Corporation are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	(b) Weighted-Average Exercise Price of Outstanding Options and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(a))
Equity Compensation Plans Approved by Stockholders	318,198 (2)	29.51 (3)	2,276,395
Equity Compensation Plans Not Approved by Stockholders(1)	115,331	N/A	N/A (4)
Total	433,529	N/A	2,276,395

(1)
The only plan included in the table that was adopted without stockholder approval was the Directors’ Deferred Compensation Plan.  See Note 11: Mack-Cali Realty, L.P.’s Partners’ Capital - Deferred Stock Compensation Plan For Directors.

(2)           Includes 134,328 shares of restricted Common Stock.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet be Purchase under the Announced Plan (1)
October 1, 2012 to October 31, 2012	394,625	$27.8722	394,625	$139,000,941
November 1, 2012 to November 30, 2012	-	N/A	-	-
December 1, 2012 to December 31, 2012	-	N/A	-	-
TOTAL:	394,625	$27.8722	394,625	$139,000,941

(1)
The Corporation has a share repurchase program which was renewed and authorized by its Board of Directors in September 2012 to purchase up to $150 million of the Corporation’s outstanding common stock, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions and is not subject to an expiration date.  Concurrent with any repurchases of common stock by the Corporation, the Corporation sells to the Company an equal number of common units.

ITEM 6.                      SELECTED FINANCIAL DATA

The following table sets forth selected financial data on a consolidated basis for the Company.  The consolidated selected operating and balance sheet data of the Company as of December 31, 2012, 2011, 2010, 2009 and 2008, and for the years then ended have been derived from the Company’s financial statements for the respective periods.

Operating Data (a)	Year Ended December 31,
In thousands, except per share data	2012	2011	2010	2009	2008
Total revenues	$704,743	$709,106	$773,743	$745,018	$759,329
Property expenses (b)	$267,490	$272,226	$275,596	$268,318	$271,325
Direct construction costs	$12,647	$11,458	$60,255	$20,323	$37,649
General and administrative	$47,868	$35,444	$34,876	$39,712	$43,845
Interest expense	$122,368	$124,187	$148,363	$139,077	$125,922
Income from continuing operations	$46,281	$77,802	$65,671	$77,004	$62,179
Net income available to common unitholders	$46,599	$80,053	$61,701	$62,671	$63,543
Income from continuing operations
per units – basic	$0.47	$0.77	$0.69	$0.86	$0.76
Income from continuing operations
per units – diluted	$0.47	$0.77	$0.69	$0.86	$0.76
Net income per units – basic	$0.47	$0.81	$0.67	$0.71	$0.79
Net income per units – diluted	$0.47	$0.81	$0.67	$0.71	$0.79
Distributions declared per common units	$1.80	$1.80	$1.80	$1.80	$2.56
Basic weighted average units outstanding	99,922	98,855	92,373	88,346	80,404
Diluted weighted average units outstanding	99,996	98,962	92,477	88,389	80,648

Balance Sheet Data	December 31,
In thousands	2012	2011	2010	2009	2008
Rental property, before accumulated
depreciation and amortization	$5,379,436	$5,279,770	$5,216,720	$5,186,208	$4,963,780
Total assets	$4,526,045	$4,295,759	$4,362,466	$4,721,637	$4,443,922
Total debt (c)	$2,204,389	$1,914,215	$2,089,494	$2,337,437	$2,225,475
Total liabilities	$2,457,538	$2,141,759	$2,318,529	$2,578,447	$2,484,559
Total Equity	$2,068,507	$2,154,000	$2,043,937	$2,143,190	$1,959,363

(a)	Certain reclassifications have been made to prior period amounts in order to conform with current period presentation.
(b)	Property expenses is calculated by taking the sum of real estate taxes, utilities and operating services for each of the periods presented.
(c)	Total debt is calculated by taking the sum of senior unsecured notes, revolving credit facilities, and mortgages, loans payable and other obligations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of Mack-Cali Realty, L.P. and the notes thereto (collectively, the “Financial Statements”).  Certain defined terms used herein have the meaning ascribed to them in the Financial Statements.

Executive Overview

Mack-Cali Realty Corporation together with its subsidiaries, (the “Corporation” or the “General Partner”) is one of the largest real estate investment trusts (REITs) in the United States.  Mack-Cali Realty, L.P. (“the Company”) has been involved in all aspects of commercial real estate development, management and ownership for over 60 years and the Corporation has been a publicly-traded REIT since 1994.  The Company owns or has interests in 278 properties (collectively, the “Properties”), primarily class A office and office/flex buildings, totaling approximately 31.7 million square feet, leased to over 2,000 tenants.  The Properties are located primarily in suburban markets of the Northeast, some with adjacent, Company-controlled developable land sites able to accommodate up to 12.3 million square feet of additional commercial space.

The Company’s historical strategy has been to focus its operations, acquisition and development of office properties in high-barrier-to-entry markets and sub-markets where it believes it is, or can become, a significant and preferred owner and operator.   The Company intends to aggressively pursue multi-family residential investments in its core Northeast markets, both through acquisitions and developments, with the goal of materially expanding its holdings in the multi-family sector. This strategy may include, over time, the repositioning of a portion of its portfolio from office properties to multi-family properties.

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

A failure to renew or execute new leases as current leases expire or to execute new leases with rental terms at or above the terms of in-place leases may be affected by several factors such as: (1) the local economic climate, which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors; and (2) local real estate conditions, such as oversupply of the Company’s product types or competition within the market.

The Company’s core office markets continue to be weak.  The percentage leased in the Company’s consolidated portfolio of stabilized operating commercial properties was 87.2 percent at December 31, 2012 as compared to 88.3 percent at December 31, 2011 and 89.1 percent at December 31, 2010.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.  Leases that expired as of December 31, 2012, 2011 and 2010 aggregate 378,901, 193,213 and 187,058 square feet, respectively, or 1.2, 0.6 and 0.6 percentage of the net rentable square footage, respectively.  Rental rates (including escalations) on the Company’s space that was renewed (based on first rents payable) during the year ended December 31, 2012 (on 2,221,503 square feet of renewals) decreased an average of  2.4 percent compared to rates that were in effect under the prior leases, as compared to a 3.3 percent decrease in 2011 (on 2,592,017 square feet of renewals) and an 8.6 percent decrease in 2010 (on 2,637,338 square feet of renewals).  Estimated lease costs for the renewed leases in 2012 averaged $2.06 per square foot per year for a weighted average lease term of 4.0 years, estimated lease costs for the renewed leases in 2011 averaged $2.85 per square foot per year for a weighted average lease term of 4.3 years and estimated lease costs for the renewed leases in 2010 averaged $2.69 per square foot per year for a weighted average lease term of 4.8 years.  The Company believes that commercial vacancy rates may continue to increase and rental rates may continue to decline in some of its markets through 2013 and possibly beyond.  As of December 31, 2012, leases which comprise approximately 10.0 percent of the Company’s annualized base rent are scheduled to expire during the year ended December 31, 2013.  With the decline of rental rates in the Company’s markets over the past few years, as leases expire in 2013, assuming no further changes in current market rental rates, the Company expects that the rental rates it is likely to achieve on new leases will generally be lower than the rates currently being paid, thereby resulting in less revenue from the same space.  As a result of the above factors, the Company’s future earnings and cash flow may continue to be negatively impacted by current market conditions.

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

As a result of the continued weakness in the Company's core office markets, the Company intends to expand its holdings in the multi-family rental sector, which it believes has traditionally been a more stable product type.

The remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand our:

•	recent transactions;
•	critical accounting policies and estimates;
•	results of operations for the year ended December 31, 2012 as compared to the year ended December 31, 2011;
•	results of operations for the year ended December 31, 2011 as compared to the year ended December 31, 2010 and
•	liquidity and capital resources.

 Recent Transactions

Acquisitions
Roseland Transaction
On October 23, 2012, the Company acquired the real estate development and management businesses (the “Roseland Business”) of Roseland Partners, L.L.C. (“Roseland Partners”), a premier multi-family rental community developer and manager based in Short Hills, New Jersey, and the Roseland Partners’ interests, principally through unconsolidated joint venture interests in various entities which, directly or indirectly, own or have rights with respect to various residential and/or commercial properties or vacant land (collectively, the “Roseland Assets”).

The Roseland Assets consisted primarily of interests in: six operating multi-family properties totaling 1,769 apartments, one condo-residential property totaling three units and four commercial properties totaling approximately 212,000 square feet; 13 in-process development projects, which included nine multi-family properties totaling 2,149 apartments, two garages totaling 1,591 parking spaces and two retail properties totaling approximately 35,400 square feet; and land parcels or options in land parcels which may support approximately 5,980 apartments, approximately 736,000 square feet of commercial space, and a 321-key hotel. The locations of the properties extend from New Jersey to Massachusetts with the majority of the properties located in New Jersey.

The Company acquired the Roseland Assets and Roseland Business for aggregate purchase consideration of up to approximately $134.6 million, subject to adjustment, which included:

•	approximately $115 million in cash which was financed by the Company primarily through borrowings under its unsecured revolving credit facility and available cash; and
•
up to an additional $15.6 million in cash that may be paid to Roseland Partners pursuant to certain earn-outs, which are based upon the achievement of operational milestones of the Roseland Assets and Roseland Business during the three years following the closing date.

The purchase consideration is subject to adjustment upon the failure to achieve a certain level of fee revenue, during the 33-month period following the closing date.   Also, at the closing, approximately $34 million in cash of the purchase price was deposited in escrow to secure certain of the indemnification obligations of Roseland Partners and its affiliates.

For the year ended December 31, 2012, included in general and administrative expense was approximately $5.8 million of transaction costs related to the Roseland Transaction.

Alterra
On January 17, 2013, the Company signed an agreement (the “Alterra Agreement”) to acquire Alterra at Overlook Ridge IA and IB.  On January 18, 2013, pursuant to the Alterra Agreement, the Company completed the acquisition of Alterra at Overlook Ridge IA, a 310-unit multi-family property located in Revere, Massachusetts, for approximately $61.3 million in cash.  The purchase price for the property was financed primarily through borrowings under the Company’s unsecured revolving credit facility.

Also pursuant to the Alterra Agreement, the Company agreed to acquire Alterra at Overlook Ridge IB, a 412-unit multi-family property in Revere, Massachusetts, for approximately $88 million in cash and expects an early April 2013 closing when the loan that currently encumbers the property opens for prepayment.  On January 18, 2013, the Company posted a letter of credit deposit in the amount of approximately $22 million (which was issued using the Company’s unsecured revolving credit facility) related to the Alterra at Overlook Ridge 1B closing, which is subject to certain conditions set forth in the Alterra Agreement.

Property Sales, Held for Sale and Impairments
On July 25, 2012, the Company sold its 47,700 square foot office property located at 95 Chestnut Ridge Road in Montvale, New Jersey for net sales proceeds of approximately $4.0 million (with no gain from the sale).  The Company previously recognized a valuation allowance of $0.5 million on this property at March 31, 2012.

On November 7, 2012, the Company sold its three office buildings totaling 222,258 square feet located at Strawbridge Drive in Moorestown, New Jersey for net sales proceeds of approximately $19.4 million with a loss of approximately $0.1 million from the sale.  The Company previously recognized a valuation allowance of $1.6 million on these properties at June 30, 2012.

At December 31, 2012, the Company identified as held for sale its 248,400 square foot office building located at 19 Skyline Drive in Hawthorne, New York.  The Company determined that the carrying amount of this property was not expected to be recovered from estimated sales proceeds and accordingly recognized a valuation allowance of $7.1 million at December 31, 2012.  Also at December 31, 2012, the Company identified as held for sale its 204,057 square foot office building located at 55 Corporate Drive in Bridgewater, New Jersey.  The two properties held for sale at December 31, 2012 carried an aggregate book value of $60.9 million, net of accumulated depreciation of $16.8 million and a valuation allowance of $7.1 million.

At December 31, 2012, in light of recent discussions to dispose of its interest, the Company determined that certain rights to participate in a future development venture, which related to a mixed use development project in East Rutherford, New Jersey, were not expected to be recovered from estimated net proceeds from its eventual disposition.  Accordingly, the Company recorded an impairment charge of $6.3 million, to reduce the carrying value from $11.9 million to the estimated recoverable amount of $5.6 million at December 31, 2012.  These rights are included in deferred charges, goodwill and other assets, as of December 31, 2012.  The Company also recorded an impairment charge on another rental property investment of $0.5 million related to an office property in Newark, New Jersey.

The Company’s office property located at 9200 Edmonston Road in Greenbelt, Maryland, aggregating 38,690 square feet, is collateral for a mortgage loan scheduled to mature on May 1, 2013 with a balance of $4.3 million at December 31, 2012. At December 31, 2012, the Company estimated that the carrying value of the property may not be recoverable over its anticipated holding period. In order to reduce the carrying value of the property to its estimated fair market value, the Company recorded an impairment charge of $3.0 million at December 31, 2012.  Also at December 31, 2012, as a result of management’s current intentions regarding a potential disposition, the Company estimated that the carrying value of the Company’s two office properties located at 16 and 18 Sentry Parkway West in Blue Bell, Pennsylvania, aggregating 188,103 square feet, may not be recoverable over their anticipated holding periods.  In order to reduce the carrying value of the two properties to their estimated fair market values, the Company recorded an impairment charge of $8.4 million at December 31, 2012.

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

Rental Property:
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Pursuant to the Company’s adoption of ASC 805, Business Combinations, effective January 1, 2009, acquisition-related costs are expensed as incurred.   Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Interest capitalized by the Company for the years ended December 31, 2012, 2011 and 2010 was $4.3 million, $1.1 million and $1.9 million, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

Investments in Unconsolidated Joint Ventures:
The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting.  The Company applies the equity method by initially recording these investments at cost, as Investments in Unconsolidated Joint Ventures, subsequently adjusted for equity in earnings and cash contributions and distributions.  The outside basis portion of the Company’s joint ventures is amortized over the anticipated useful lives of the underlying ventures’ tangible and intangible assets acquired and liabilities assumed.

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

Construction services revenue includes fees earned and reimbursements received by the Company for providing construction management and general contractor services to clients.  Construction services revenue is recognized on the percentage of completion method.  Using this method, profits are recorded on the basis of our estimates of the overall profit and percentage of completion of individual contracts.  A portion of the estimated profits is accrued based upon estimates of the percentage of completion of the construction contract.  This revenue recognition method involves inherent risks relating to profit and cost estimates.  Real estate services revenue includes property management, development and leasing commission fees and other services, and payroll and related costs reimbursed from clients.  Fee income derived from the Company’s unconsolidated joint ventures (which are capitalized by such ventures) are recognized to the extent attributable to the unaffiliated ownership interests.  Other income includes income from parking spaces leased to tenants, income from tenants for additional services arranged for by the Company and income from tenants for early lease terminations.

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

Results From Operations

The following comparisons for the year ended December 31, 2012 (“2012”), as compared to the year ended December 31, 2011 (“2011”), and for 2011 as compared to the year ended December 31, 2010 (“2010”), make reference to the following:  (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Company at December 31, 2010, (for the 2012 versus 2011 comparison) and which represent all in-service properties owned by the Company at December 31, 2009, (for the 2011 versus 2010 comparison), excluding properties sold or held for sale through December 31, 2012; (ii) the effect of the Roseland Assets and Roseland Business (collectively, “Roseland”) (for the 2012 versus 2011 comparison) and (iii) the effect of the “Acquired Properties,” which represent all properties acquired by the Company or commencing initial operation from January 1, 2010 through December 31, 2011 (for the 2011 versus 2010 comparison).

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

	Year Ended
	December 31,		Dollar	Percent
(dollars in thousands)	2012	2011	Change	Change
Revenue from rental operations and other:
Base rents	$582,565	$586,710	$(4,145)	(0.7)%
Escalations and recoveries from tenants	81,556	92,343	(10,787)	(11.7)
Other income	18,296	12,796	5,500	43.0
Total revenues from rental operations	682,417	691,849	(9,432)	(1.4)

Property expenses:
Real estate taxes	93,377	85,887	7,490	8.7
Utilities	63,046	72,026	(8,980)	(12.5)
Operating services	111,067	114,313	(3,246)	(2.8)
Total property expenses	267,490	272,226	(4,736)	(1.7)

Non-property revenues:
Construction services	13,557	12,058	1,499	12.4
Real estate services	8,769	5,199	3,570	68.7
Total non-property revenues	22,326	17,257	5,069	29.4

Non-property expenses:
Direct construction costs	12,647	11,458	1,189	10.4
General and administrative	47,868	35,444	12,424	35.1
Depreciation and amortization	189,008	190,050	(1,042)	(0.5)
Impairments	18,245	-	18,245	-
Total non-property expenses	267,768	236,952	30,816	13.0
Operating income	169,485	199,928	(30,443)	(15.2)
Other (expense) income:
Interest expense	(122,368)	(124,187)	1,819	1.5
Interest and other investment income	35	39	(4)	(10.3)
Equity in earnings (loss) of unconsolidated joint ventures	4,089	2,022	2,067	102.2
Loss from early extinguishment of debt	(4,960)	-	(4,960)	-
Total other (expense) income	(123,204)	(122,126)	(1,078)	(0.9)
Income from continuing operations	46,281	77,802	(31,521)	(40.5)
Discontinued operations:
Income (loss) from discontinued operations	4,763	3,585	1,178	32.9
Realized gains (losses) and unrealized losses
on disposition of rental property, net	(4,775)	-	(4,775)	-
Total discontinued operations, net	(12)	3,585	(3,597)	(100.3)
Net income	46,269	81,387	(35,118)	(43.1)
Noncontrolling interest in consolidated joint ventures	330	402	(72)	(17.9)
Preferred unit distributions	-	(1,736)	1,736	100.0
Net income available to common unitholders	$46,599	$80,053	$(33,454)	(41.8)%

The following is a summary of the changes in revenue from rental operations and property expenses in 2012 as compared to 2011 divided into Same-Store Properties and Roseland (dollars in thousands):

	Total		Same-Store
	Company		Properties		Roseland
	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change
Revenue from rental operations
and other:
Base rents	$(4,145)	(0.7)%	$(4,145)	(0.7)%	-	-
Escalations and recoveries
from tenants	(10,787)	(11.7)	(10,787)	(11.7)	-	-
Other income	5,500	43.0	5,500	43.0	-	-
Total	$(9,432)	(1.4)%	$(9,432)	(1.4)%	-	-

Property expenses:
Real estate taxes	$7,490	8.7%	$7,480	8.7%	$10	-
Utilities	(8,980)	(12.5)	(8,980)	(12.5)	-	-
Operating services	(3,246)	(2.8)	(4,881)	(4.2)	1,635	1.4%
Total	$(4,736)	(1.7)%	$(6,381)	(2.3)%	$1,645	0.6%

OTHER DATA:
Number of Consolidated Properties	262		262		-
(excluding properties held for sale):
Square feet (in thousands)	30,302		30,302		-

Base rents for the Same-Store Properties decreased $4.1 million, or 0.7 percent, for 2012 as compared to 2011, due primarily to a decrease in occupancy in 2012 as compared to 2011.  Escalations and recoveries from tenants for the Same-Store Properties decreased $10.8 million, or 11.7 percent, for 2012 over 2011, due primarily to lower property expenses (including the effect of real estate tax appeal proceeds) in 2012 as compared to 2011.  Other income for the Same-Store Properties increased $5.5 million, or 43.0 percent, due primarily to an increase in lease breakage fees recognized in 2012 as compared to 2011.

Real estate taxes on the Same-Store Properties increased $7.5 million, or 8.7 percent, for 2012 as compared to 2011. The change in real estate taxes principally results from tax appeal proceeds, net of associated professional fees, decreasing by approximately $7.1 million, or 66.5 percent from 2011 to 2012.  Real estate taxes, without the effect of net tax appeal proceeds, did not increase significantly in 2012 compared to 2011.  Utilities for the Same-Store Properties decreased $9.0 million, or 12.5 percent, for 2012 as compared to 2011, due primarily to lower rates in 2012 as compared to 2011.  Operating services for the Same-Store Properties decreased $4.9 million, or 4.2 percent, due primarily to a decrease in snow removal costs of $5.6 million in 2012 as compared to 2011.

Construction services revenue increased $1.5 million, or 12.4 percent, in 2012 as compared to 2011, due primarily to increased construction contracts in 2012.  Real estate services revenues increased by $3.6 million, or 68.7 percent, for 2012 as compared to 2011, due primarily to the effects of Roseland in 2012.

Direct construction costs increased $1.2 million, or 10.4 percent, in 2012 as compared to 2011, due primarily to increased construction contracts in 2012.

General and administrative expenses increased by $12.4 million, or 35.1 percent, for 2012 as compared to 2011 due primarily to $5.8 million in transaction costs incurred in 2012 in connection with the Roseland Transaction and $3.2 million in costs incurred in 2012 for Roseland operations during the period subsequent to the Company’s acquisition.  Additionally, professional fees increased $1.1 million and salaries and related expenses increased $0.3 million for 2012 as compared to 2011.

Depreciation and amortization decreased by $1.0 million, or 0.5 percent, for 2012 over 2011.  This decrease was due primarily to assets becoming fully amortized in 2012, partially offset by $0.2 million incurred in 2012 relating to depreciation and amortization on assets related to Roseland.

In 2012, the Company incurred an impairment charge on other investments of $6.3 million in connection with a write-down of the Company’s development rights in an East Rutherford, New Jersey mixed use development project.  Additionally, in 2012 the Company incurred an impairment charge of $8.4 million on two of its properties in Blue Bell, Pennsylvania, an impairment charge of approximately $3.0 million on one of its properties in Greenbelt, Maryland, and an impairment charge on another rental property investment of $0.5 million related to an office property in Newark, New Jersey.

Interest expense decreased $1.8 million, or 1.5 percent, for 2012 as compared to 2011.  This decrease was primarily as a result of lower average interest rates, partially offset by higher average debt balances.

Interest and other investment income was relatively unchanged for 2012 as compared to 2011.

Equity in earnings of unconsolidated joint ventures increased $2.1 million, or 102.2 percent, for 2012 as compared to 2011.  The increase was due primarily to income of $3.1 million in 2012 from the Stamford SM LLC venture, which was entered into in February 2012, and increased income of $0.9 million in the Harborside South Pier venture due to higher occupancy and hotel events, partially offset by a loss of $1.8 million in 2012 from the joint venture interests acquired in the Roseland Transaction.

In 2012, the Company recognized losses from early extinguishment of debt of $5.0 million.  Of this amount, approximately $4.4 million was due to the early redemption of senior unsecured notes and approximately $0.5 million was due to the early repayment of a mortgage loan on the Company’s property in Woodbridge, New Jersey.

Income from continuing operations decreased to $46.3 million in 2012 from $77.8 million in 2011.  The decrease of $31.5 million was due to the factors discussed above.

Net income available to common unitholders decreased by $33.5 million, or 41.8 percent, from $80.1 million in 2011 to $46.6 million in 2012.  The decrease was primarily the result of a decrease in income from continuing operations of $31.5 million for 2012 as compared to 2011, an unrealized loss on disposition of rental property of $7.1 million in 2012 and a decrease in noncontrolling interest in consolidated joint ventures of $0.1 million.  These were partially offset by realized gains on disposition of rental property of $2.3 million in 2012, preferred unit distributions of $1.7 million paid in 2011 and an increase in income from discontinued operations of $1.2 million for 2012 as compared to 2011.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

	Year Ended
	December 31,		Dollar	Percent
(dollars in thousands)	2011	2010	Change	Change
Revenue from rental operations and other:
Base rents	$586,710	$590,936	$(4,226)	(0.7)%
Escalations and recoveries from tenants	92,343	99,672	(7,329)	(7.4)
Other income	12,796	12,264	532	4.3
Total revenues from rental operations	691,849	702,872	(11,023)	(1.6)

Property expenses:
Real estate taxes	85,887	91,976	(6,089)	(6.6)
Utilities	72,026	72,461	(435)	(0.6)
Operating services	114,313	111,159	3,154	2.8
Total property expenses	272,226	275,596	(3,370)	(1.2)

Non-property revenues:
Construction services	12,058	62,997	(50,939)	(80.9)
Real estate services	5,199	7,874	(2,675)	(34.0)
Total non-property revenues	17,257	70,871	(53,614)	(75.7)

Non-property expenses:
Direct construction costs	11,458	60,255	(48,797)	(81.0)
General and administrative	35,444	34,876	568	1.6
Depreciation and amortization	190,050	187,592	2,458	1.3
Total non-property expenses	236,952	282,723	(45,771)	(16.2)
Operating income	199,928	215,424	(15,496)	(7.2)
Other (expense) income:
Interest expense	(124,187)	(148,363)	24,176	16.3
Interest and other investment income	39	86	(47)	(54.7)
Equity in earnings (loss) of unconsolidated joint ventures	2,022	2,276	(254)	(11.2)
Loss from early extinguishment of debt	-	(3,752)	3,752	100.0
Total other (expense) income	(122,126)	(149,753)	27,627	18.4
Income from continuing operations	77,802	65,671	12,131	18.5
Discontinued operations:
Income (loss) from discontinued operations	3,585	2,842	743	26.1
Realized gains (losses) and unrealized losses
on disposition of rental property, net	-	(5,074)	5,074	100.0
Total discontinued operations, net	3,585	(2,232)	5,817	260.6
Net income	81,387	63,439	17,948	28.3
Noncontrolling interest in consolidated joint ventures	402	262	140	53.4
Preferred unit distributions	(1,736)	(2,000)	264	13.2
Net income available to common unitholders	$80,053	$61,701	$18,352	29.7%

The following is a summary of the changes in revenue from rental operations and property expenses in 2011 as compared to 2010 divided into Same-Store Properties and Acquired Properties (dollars in thousands):

	Total		Same-Store		Acquired
	Company		Properties		Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change
Revenue from rental operations
and other:
Base rents	$(4,226)	(0.7)%	$(8,358)	(1.4)%	$4,132	0.7%
Escalations and recoveries
from tenants	(7,329)	(7.4)	(7,519)	(7.6)	190	0.2
Other income	532	4.3	495	4.0	37	0.3
Total	$(11,023)	(1.6)%	$(15,382)	(2.2)%	$4,359	0.6%

Property expenses:
Real estate taxes	$(6,089)	(6.6)	$(6,393)	(6.9)	$304	0.3%
Utilities	(435)	(0.6)	(752)	(1.0)	317	0.4
Operating services	3,154	2.8	2,333	2.1	821	0.7
Total	$(3,370)	(1.2)%	$(4,812)	(1.7)%	$1,442	0.5%

OTHER DATA:
Number of Consolidated Properties	262		261		1
(excluding properties held for sale):
Square feet (in thousands)	30,302		30,104		198

Base rents for the Same-Store Properties decreased $8.4 million, or 1.4 percent, for 2011 as compared to 2010, due primarily to decreased occupancy and rental rates in 2011 over 2010.  Escalations and recoveries from tenants for the Same-Store Properties decreased $7.5 million, or 7.6 percent, for 2011 over 2010, due primarily to lower recoveries from newer tenants in 2011, as well as lower property expenses in 2011 (primarily from greater refunds on tax appeals), as compared to 2010. Other income for the Same-Store Properties increased $0.5 million, or 4.0 percent, due primarily to an increase in lease termination fees recognized in 2011 as compared to 2010.

Real estate taxes on the Same-Store Properties decreased $6.4 million, or 6.9 percent, for 2011 as compared to 2010, due primarily to greater refunds on tax appeals received in 2011 as compared to 2010.  Utilities for the Same-Store Properties decreased $0.8 million, or 1.0 percent, for 2011 as compared to 2010, due primarily to lower rates in 2011 as compared to 2010.  Operating services for the Same-Store Properties increased $2.3 million, or 2.1 percent, due primarily to increases in maintenance and snow removal costs in 2011 as compared to 2010.

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

General and administrative expenses increased by $0.6 million, or 1.6 percent, for 2011 as compared to 2010 due primarily to an increase in salaries and related expenses in 2011.

Depreciation and amortization increased by $2.5 million, or 1.3 percent, for 2011 over 2010.  This increase was due primarily to the effect of the Acquired Properties.

Interest expense decreased $24.2 million, or 16.3 percent, for 2011 as compared to 2010.  This decrease was primarily as a result of lower average debt balances in 2011 as compared to 2010, primarily from proceeds received from the common stock offering in 2011.

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

Income from continuing operations increased to $77.8 million in 2011 from $65.7 million in 2010.  The increase of $12.1 million was due to the factors discussed above.

Net income available to common unitholders increased by $18.4 million, or 29.7 percent, from $61.7 million in 2010 to $80.1 million in 2011.  The increase was primarily the result of an increase in income from continuing operations of $12.1 million, realized gains and unrealized losses on disposition of rental property of $5.1 million in 2010 (resulting from a $9.5 million impairment charge on a rental property, partially offset by a realized gain on disposition of rental property of $4.4 million), an increase in income from discontinued operations of approximately $0.8 million, a decrease in preferred unit distributions of $0.3 million (due to the redemption of the preferred units in 2011), and an increase in noncontrolling interest in consolidated joint ventures of $0.1 million for 2011 as compared to 2010.

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

The Company believes that with the general downturn in the Company’s markets in recent years, it is reasonably likely that vacancy rates may continue to increase, effective rental rates on new and renewed leases may continue to decrease and tenant installation costs, including concessions, may continue to increase in most or all of its markets in 2013 and possibly beyond.  As a result of the potential negative effects on the Company’s revenue from the overall reduced demand for office space, the Company’s cash flow could be insufficient to cover increased tenant installation costs over the short-term.  If this situation were to occur, the Company expects that it would finance any shortfalls through borrowings under its revolving credit facility and other debt securities by the Company and equity financings by the Corporation.

The Company expects to meet its short-term liquidity requirements generally through its working capital, which may include proceeds from the sale of office properties, net cash provided by operating activities and from its revolving credit facility.  The Company frequently examines potential property acquisitions and development projects and, at any given time, one or more of such acquisitions or development projects may be under consideration.  Accordingly, the ability to fund property acquisitions and development projects is a major part of the Company’s financing requirements.  The Company expects to meet its financing requirements through funds generated from operating activities, to the extent available, proceeds from property sales, long-term and short-term borrowings (including draws on the Company’s revolving credit facility) and the issuance of additional debt securities by the Company and/or equity securities by the Corporation.

Construction Projects:
In August 2011, the Company commenced construction of a 203,000 square foot office building which is pre-leased for 15 years and three months, subject to two extension options of between five and 10 years each, to Wyndham Worldwide.  Wyndham currently leases space in neighboring buildings in the Mack-Cali Business Campus in Parsippany, New Jersey.  The new building is expected to be delivered to the tenant in the first quarter of 2013 at a total estimated cost, including leasing costs, of approximately $51.7 million (of which the Company has incurred $35.1 million through December 31, 2012, including $13.0 million of land costs).

In December 2011, the Company entered into a development agreement (the “Development Agreement”) with Ironstate Development LLC (“Ironstate”) for the development of residential towers with associated parking and ancillary retail space on land owned by the Company at its Harborside Financial Center complex in Jersey City, New Jersey (the “Harborside Residential Project”).  The first phase of the project is expected to consist of a parking pedestal to support a high-rise tower of approximately 763 apartment units and is estimated to cost approximately $246 million.  The parties anticipate the first phase will be ready for occupancy by approximately the third quarter of 2015.

Pursuant to the Development Agreement, the Company and Ironstate shall co-develop the Harborside Residential Project with Ironstate responsible for obtaining all required development permits and approvals.  Major decisions with respect to the Harborside Residential Project will require the consent of the Company and Ironstate.  The Company and Ironstate will have 85 and 15 percent interests, respectively, in the Harborside Residential Project.  The Company will receive capital credit of $30 per approved developable square foot for its land.  In addition to the capital credit it will receive for its land contribution, the Company currently expects that it will fund approximately $47 million of the development costs of the project.

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

In July 2012, the Company entered into a ground lease with Wegmans Food Markets, Inc. (“Wegmans”) at its undeveloped site located at Sylvan Way and Ridgedale Avenue in Hanover Township, New Jersey. Subject to receiving all necessary governmental approvals, Wegmans intends to construct a store of approximately 140,000 square feet on a finished pad to be delivered by the Company in the first quarter of 2014.  The Company expects to incur costs of approximately $14.4 million for the development of the site through the first quarter of 2015 (of which the Company has incurred $1.0 million through December 31, 2012).

As part of the Roseland Transaction, the Company acquired a project for a new five-story parking garage consisting of approximately 850 parking spaces located in Weehawken, New Jersey.  The carrying value of the project through December 31, 2012 was approximately $69.4 million including $13.1 million of land costs.  The Company expects to incur an additional approximate $0.5 million to complete the project, which is expected to be completed in the first quarter 2013.

Repositioning of the Company’s Portfolio:
The Company continually reviews its portfolio and opportunities to divest office properties that no longer meet its long-term strategy, have reached their potential, are less efficient to operate, or when market conditions are favorable to be sold at attractive prices.  The Company anticipates redeploying the proceeds from sales of office properties in the near-term to develop, redevelop and acquire multi-family rental properties in its core Northeast sub-markets as part of its overall strategy to reposition its portfolio from office to multi-family rental sectors. The Company believes this strategy will provide additional working capital for its expansion into the multi-family rental sector.

REIT Restrictions:
To maintain its qualification as a REIT under the Code, the Corporation must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains.  Moreover, the Corporation intends to continue to make regular quarterly dividends to its common stockholders.  Based upon the most recently paid quarterly common stock dividend of $0.45 per common share, in the aggregate, such distributions would equal approximately $157.6 million ($179.4 million, including common units in the Company, held by parties other than the Corporation) on an annualized basis.  However, any such distribution, whether for federal income tax purposes or otherwise, would be paid out of available cash, including borrowings and other sources, after meeting operating requirements, preferred stock dividends and distributions, and scheduled debt service on the Company’s debt.

Property Lock-Ups:
The Company may not dispose of or distribute certain of its properties, currently comprised of  seven properties with an aggregate net book value of approximately $129.7 million, which were originally contributed by certain unrelated common unitholders of the Company, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Corporation’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Corporation’s Board of Directors; David S. Mack, director of the Corporation; Earle I. Mack, a former director of the Corporation; and Mitchell E. Hersh, president, chief executive officer and director of the Corporation), the Robert Martin Group (which includes Robert F. Weinberg, a former director of the Corporation; and Timothy M. Jones, former president of the Corporation), the Cali Group (which includes John R. Cali, a former director of the Corporation, and John J. Cali, a former director of the Corporation).  As of December 31, 2012, 126 of the Company’s properties, with an aggregate net book value of approximately $1.7 billion, have lapsed restrictions and are subject to these conditions.

Unencumbered Properties:
As of December 31, 2012, the Company had 236 unencumbered properties with a carrying value of $2.9 billion as of December 31, 2012, and which total 24.8 million square feet, representing 80.7 percent of the Company’s total portfolio on a square footage basis.

Cash Flows

Cash and cash equivalents increased by $37.7 million to $58.2 million at December 31, 2012, compared to $20.5 million at December 31, 2011.  This increase is comprised of the following net cash flow items:

(1)	$244.7 million provided by operating activities.

(2)	$232.4 million used in investing activities, consisting primarily of the following:

(a)	$115.5 million used for the acquisition of Roseland interests (net of cash acquired); plus
(b)	$36.1 million used for investments in unconsolidated joint ventures; plus
(c)	$60.4 million used for the development of rental property; plus
(d)	$47.2 million used for additions to rental property and improvements; minus
(e)	$23.4 million from proceeds of sale of rental property; minus
(f)	$1.5 million received from distributions in excess of cumulative earnings from unconsolidated joint ventures; minus
(g)	$1.7 million used for restricted cash.

(3)	$25.4 million provided by financing activities, consisting primarily of the following:

(a)	$ 591.0 million from borrowings under the revolving credit facility; plus
(b)	$547.9 million from proceeds received from senior unsecured notes; plus
(c)	$1.9 million from proceeds received from mortgages; minus
(d)	$646.5 million used for repayments of borrowings under the Company’s unsecured credit facility; minus
(e)	$221.0 million used for repayments of senior unsecured notes; minus
(f)	$52.3 million used for repayments of mortgages, loans payable and other obligations; minus
(g)	$179.9 million used for payments of dividends and distributions; minus
(h)	$11.0 million used for the repurchase of common stock; minus
(i)	$4.7 million used for payments of financing costs.

Debt Financing

Summary of Debt:
The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of December 31, 2012.

	Balance		Weighted Average		Weighted Average Maturity
	($000’s)	% of Total	Interest Rate (a)		in Years
Fixed Rate Unsecured Debt and
Other Obligations	$1,446,894	65.64%	5.20%		4.73
Fixed Rate Secured Debt	680,438	30.87%	7.55%		4.34
Variable Rate Secured Debt	77,057	3.49%	3.32%		0.47

Totals/Weighted Average:	$2,204,389	100.00%	5.86%	(b)	4.46

(a) The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.23 percent as of December 31, 2012.
(b) Excludes amortized deferred financing costs pertaining to the Company’s unsecured revolving credit facility which amounted to $3.0 million for the year ended December 31, 2012.

Debt Maturities:
Scheduled principal payments and related weighted average annual effective interest rates for the Company’s debt as of December 31, 2012 are as follows:

	Scheduled	Principal		Weighted Avg.
	Amortization	Maturities	Total	Effective Interest Rate of
Period	($000’s)	($000’s)	($000’s)	Future Repayments (a)
2013	$10,887	$181,286	$192,173	4.36%
2014	10,185	335,257	345,442	6.82%
2015	8,634	150,000	158,634	5.40%
2016	8,425	273,120	281,545	7.16%
2017	6,423	391,151	397,574	4.12%
Thereafter	6,195	841,881	848,076	6.38%
Sub-total	50,749	2,172,695	2,223,444
Adjustment for unamortized debt
discount/premium and
mark-to-market, net, as of
December 31, 2012	(19,055)	-	(19,055)

Totals/Weighted Average	$31,694	$2,172,695	$2,204,389	5.86%

(a) The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.23 percent as of December 31, 2012.

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

On November 20, 2012, the Company completed the sale of $250 million face amount of 2.50 percent senior unsecured notes due December 15, 2017 with interest payable semi-annually in arrears. The net proceeds from the issuance of $246.4 million, after underwriting discount and offering expenses, were used primarily to repay outstanding borrowings under the Company’s unsecured revolving credit facility.

The terms of the Company’s senior unsecured notes (which totaled approximately $1.4 billion as of December 31, 2012) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

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

As of February 4, 2013, the Company had outstanding borrowings of $71.5 million under its unsecured revolving credit facility.

Through October 20, 2011, the Company had a $775 million unsecured revolving credit facility.  The interest rate on outstanding borrowings was LIBOR plus 55 basis points.

Money Market Loan:
The Company entered into an agreement with JPMorgan Chase Bank to participate in a noncommitted money market loan program (“Money Market Loan”).  The Money Market Loan is an unsecured borrowing of up to $75 million arranged by JPMorgan Chase Bank with maturities of 30 days or less.  The rate of interest on the Money Market Loan borrowing is set at the time of each borrowing.  As of December 31, 2012, the Company had no outstanding borrowings under its Money Market Loan program.

Mortgages, Loans Payable and Other Obligations:
The Company has mortgages, loans payable and other obligations which consist of various loans collateralized by certain of the Company’s rental properties.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

Debt Strategy:
The Company does not intend to reserve funds to retire the Company’s senior unsecured notes, borrowings under its unsecured revolving credit facility, or its mortgages, loans payable and other obligations upon maturity.  Instead, the Corporation or Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates.  If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility.  As of February 4, 2013, the Company had $71.5 million of outstanding borrowings under its unsecured revolving credit facility and no outstanding borrowings under the Money Market Loan.  The Company is reviewing various refinancing options, including the purchase of its senior unsecured notes in privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt, common and preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed through 2013.  The Company currently anticipates that its available cash and cash equivalents, cash flows from operating activities and proceeds from the sale of office properties, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs in the short term.  However, if these sources of funds are insufficient or unavailable, due to current economic conditions or otherwise, the Corporation’s ability to make the expected distributions discussed in “REIT Restrictions” above may be adversely affected.

Equity Financing and Registration Statements

Common Equity:
The following table presents the changes in the Corporation’s issued and outstanding shares of Common Stock and the Company’s Common Units from December 31, 2011 to December 31, 2012:

	Common	Common
	Stock	Units	Total
Outstanding at December 31, 2011	87,799,479	12,197,122	99,996,601
Common units redeemed for Common Stock	55,286	(55,286)	-
Shares issued under Dividend Reinvestment
and Stock Purchase Plan	9,963	-	9,963
Restricted shares issued, net of cancellations	66,189	-	66,189
Repurchase of common stock	(394,625)		(394,625)

Outstanding at December 31, 2012	87,536,292	12,141,836	99,678,128

Share Repurchase Program:
The Corporation has a share repurchase program which was renewed and authorized by its Board of Directors in September 2012 to purchase up to $150 million of the Corporation’s outstanding common stock (“Repurchase Program”), which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions. From October 1, 2012 through December 31, 2012, the Corporation purchased and retired 394,625 shares of its outstanding common stock for an aggregate cost of approximately $11 million, with a remaining authorization under the Repurchase Program of $139 million.  Concurrent with these purchases, the Corporation sold to the Company 394,625 common units for approximately $11 million.

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

Shelf Registration Statements:
The Corporation has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the Corporation, under which no securities have been sold as of February 4, 2013.

The Corporation and the Company also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the Corporation and debt securities of the Company, under which $550 million of securities have been sold as of February 4, 2013 and $2.0 billion remains available for future issuances.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt:
The debt of the Company’s unconsolidated joint ventures generally provide for recourse to the Company for customary matters such as intentional misuse of funds, environmental conditions and material misrepresentations. The Company has agreed to guaranty repayment of a portion of the debt of its unconsolidated joint ventures.  Such debt has a total facility amount of $312.2 million of which the Company has agreed to guaranty up to $141.2 million.  As of December 31, 2012, the outstanding balance of such debt totaled $40.2 million of which $36.3 million was guaranteed by the Company.  The Company has also posted a $5.1 million letter of credit in support of the Harborside South Pier joint venture, half of which is indemnified by Hyatt Corporation, the Company’s joint venture partner.

The Company’s off-balance sheet arrangements are further discussed in Note 4: Investments in Unconsolidated Joint Ventures to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt (principal and interest), PILOT agreements, ground lease and other agreements as of December 31, 2012:

			Payments Due by Period
		Less than 1	1 – 3	4 – 5	6 – 10	After 10
(dollars in thousands)	Total	Year	Years	Years	Years	Years
Senior unsecured notes	$1,838,228	$174,022	$480,656	$534,050	$649,500	$-
Mortgages, loans payable
and other obligations (a)	967,158	138,387	229,787	281,817	317,167	-
Payments in lieu of taxes
(PILOT)	41,346	4,407	13,222	8,815	14,902	-
Ground lease payments	17,778	351	1,110	498	1,162	14,657
Total	$2,864,510	$317,167	$724,775	$825,180	$982,731	$14,657

(a) Interest payments assume LIBOR rate of 0.23 percent, which is the weighted average rate on its outstanding variable rate debt at December 31, 2012.

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

As the Company considers its primary earnings measure, net income available to common unitholders, as defined by GAAP, to be the most comparable earnings measure to FFO, the following table presents a reconciliation of net income available to common unitholders to FFO, as calculated in accordance with NAREIT’s current definition, for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Years Ended December 31,
	2012	2011	2010
Net income available to common unitholders	$46,599	$80,053	$61,701
Add (deduct): Real estate-related depreciation and amortization on
continuing operations (a)	194,255	193,854	191,891
Real estate-related depreciation and amortization
on discontinued operations	3,090	3,537	3,985
Impairments	18,245	-	-
Discontinued operations: Impairment charge on rental property	-	-	-
Discontinued operations: Realized (gains) losses and
unrealized losses on disposition of rental property	4,775	-	5,074
Equity in earnings share of gain on disposition of rental property (b)	-	-	(1,400)
Funds from operations available to common unitholders	$266,964	$277,444	$261,251

(a) Includes the Company’s share from unconsolidated joint ventures of $5,524, $4,278 and $4,816 for the years ended December 31, 2012, 2011 and 2010, respectively.  Excludes non-real estate-related depreciation and amortization of $276, $474 and $517 for the years ended December 31, 2012, 2011 and 2010, respectively

(b) This amount represents the portion of the 2010 equity in earnings (loss) of unconsolidated joint ventures related to the Company’s share of  gain on the sale of a rental property by the Gale Kimball joint venture, of $1,823 partially offset by ($423) for the Company’s share of loss from the sale of a rental property by the Princeton Forrestal Village joint venture.

Inflation

The Company’s leases with the majority of its commercial tenants provide for recoveries and escalation charges based upon the tenant’s proportionate share of, and/or increases in, real estate taxes and certain operating costs, which reduce the Company’s exposure to increases in operating costs resulting from inflation.

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

Among the factors about which we have made assumptions are:

•	risks and uncertainties affecting the general economic climate and conditions, which in turn may have a negative effect on the fundamentals of our business and the financial condition of our tenants;
•	the value of our real estate assets, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis;
•	the extent of any tenant bankruptcies or of any early lease terminations;
•	our ability to lease or re-lease space at current or anticipated rents;
•	changes in the supply of and demand for our properties;
•	changes in interest rate levels and volatility in the securities markets;
•	changes in operating costs;
•	our ability to obtain adequate insurance, including coverage for terrorist acts;
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

Approximately $2.1 billion of the Company’s long-term debt as of December 31, 2012 bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates.  The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.  The interest rates on the Company’s variable rate debt as of December 31, 2012 ranged from LIBOR plus 275 basis points to LIBOR plus 350 basis points.  If market rates of interest on the Company’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $771,000 annually and the increase or decrease in the fair value of the Company’s fixed rate debt as of December 31, 2012 would be approximately $92 million.

December 31, 2012
Debt,
including current portion										Fair
($s in thousands)	2013	2014	2015	2016	2017	Thereafter	Sub-total	Other (a)	Total	Value

Fixed Rate	$115,116	$345,441	$158,635	$281,545	$397,574	$848,076	$2,146,387	$(19,055)	$2,127,332	$2,310,675
Average Interest Rate	5.12%	6.84%	5.45%	7.19%	4.14%	6.39%			5.95%

Variable Rate	$77,057	-	-	-	-	-	$77,057	-	$77,057	$77,057

(a)      Adjustment for unamortized debt discount/premium and mark-to-market, net, as of December 31, 2012.

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

The Corporation’s management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based on the criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our assessment and those criteria, the Corporation’s management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

ITEM 9B.                 OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be set forth in the Corporation’s definitive proxy statement for its annual meeting of shareholders expected to be held on May 15, 2013, and is incorporated herein by reference.

ITEM 11.                EXECUTIVE COMPENSATION

The information required by Item 11 will be set forth in the Corporation’s definitive proxy statement for its annual meeting of shareholders expected to be held on May 15, 2013, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be set forth in the Corporation’s definitive proxy statement for its annual meeting of shareholders expected to be held on May 15, 2013, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be set forth in the Corporation’s definitive proxy statement for its annual meeting of shareholders expected to be held on May 15, 2013, and is incorporated herein by reference.

ITEM 14.                PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be set forth in the Corporation’s definitive proxy statement for its annual meeting of shareholders expected to be held on May 15, 2013, and is incorporated herein by reference.

PART IV

ITEM 15.                  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	All Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Changes in Equity for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

(a) 2.       Financial Statement Schedules

(i)         Mack-Cali Realty Corporation:

Schedule III – Real Estate Investments and Accumulated Depreciation as of December 31, 2012

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(a) 3.       Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

Report of Independent Registered Public Accounting Firm

To the Partners
of Mack-Cali Realty, L.P.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Mack-Cali Realty, L.P. and its subsidiaries (collectively, the “Operating Partnership”) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2)(i) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Operating Partnership’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Controls Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Operating Partnership’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 6, 2013

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts)

	December 31,	December 31,
ASSETS	2012	2011
Rental property
Land and leasehold interests	$782,315	$773,026
Buildings and improvements	4,104,472	4,001,943
Tenant improvements	489,608	500,336
Furniture, fixtures and equipment	3,041	4,465
	5,379,436	5,279,770
Less – accumulated depreciation and amortization	(1,478,214)	(1,409,163)
	3,901,222	3,870,607
Rental property held for sale, net	60,863	-
Net investment in rental property	3,962,085	3,870,607
Cash and cash equivalents	58,245	20,496
Investments in unconsolidated joint ventures	132,339	32,015
Unbilled rents receivable, net	139,984	134,301
Deferred charges, goodwill and other assets	204,874	210,470
Restricted cash	19,339	20,716
Accounts receivable, net of allowance for doubtful accounts
of $2,614 and $2,697	9,179	7,154

Total assets	$4,526,045	$4,295,759

LIABILITIES AND EQUITY
Senior unsecured notes	$1,446,894	$1,119,267
Revolving credit facility	-	55,500
Mortgages, loans payable and other obligations	757,495	739,448
Dividends and distributions payable	44,855	44,999
Accounts payable, accrued expenses and other liabilities	124,822	100,480
Rents received in advance and security deposits	55,917	53,019
Accrued interest payable	27,555	29,046
Total liabilities	2,457,538	2,141,759
Commitments and contingencies

Partners’ Capital:
General Partner, 87,536,292 and 87,799,479 common units outstanding	1,710,372	1,832,977
Limited partners, 12,141,836 and 12,197,122 common units outstanding	301,693	319,086
Total Mack-Cali Realty, L.P. partners’ capital	2,012,065	2,152,063

Noncontrolling interests in consolidated joint ventures	56,442	1,937

Total equity	2,068,507	2,154,000

Total liabilities and equity	$4,526,045	$4,295,759

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts)

	Year Ended December 31,
REVENUES	2012	2011	2010
Base rents	$582,565	$586,710	$590,936
Escalations and recoveries from tenants	81,556	92,343	99,672
Construction services	13,557	12,058	62,997
Real estate services	8,769	5,199	7,874
Other income	18,296	12,796	12,264
Total revenues	704,743	709,106	773,743

EXPENSES
Real estate taxes	93,377	85,887	91,976
Utilities	63,046	72,026	72,461
Operating services	111,067	114,313	111,159
Direct construction costs	12,647	11,458	60,255
General and administrative	47,868	35,444	34,876
Depreciation and amortization	189,008	190,050	187,592
Impairments	18,245	-	-
Total expenses	535,258	509,178	558,319
Operating income	169,485	199,928	215,424

OTHER (EXPENSE) INCOME
Interest expense	(122,368)	(124,187)	(148,363)
Interest and other investment income	35	39	86
Equity in earnings (loss) of unconsolidated joint ventures	4,089	2,022	2,276
Loss from early extinguishment of debt	(4,960)	-	(3,752)
Total other (expense) income	(123,204)	(122,126)	(149,753)
Income from continuing operations	46,281	77,802	65,671
Discontinued operations:
Income (loss) from discontinued operations	4,763	3,585	2,842
Realized gains (losses) and unrealized losses
on disposition of rental property, net	(4,775)	-	(5,074)
Total discontinued operations, net	(12)	3,585	(2,232)
Net income	46,269	81,387	63,439
Noncontrolling interest in consolidated joint ventures	330	402	262
Preferred unit distributions	-	(1,736)	(2,000)
Net income available to common unitholders	$46,599	$80,053	$61,701

Basic earnings per common unit:
Income from continuing operations	$0.47	$0.77	$0.69
Discontinued operations	-	0.04	(0.02)
Net income available to common unitholders	$0.47	$0.81	$0.67

Diluted earnings per common unit:
Income from continuing operations	$0.47	$0.77	$0.69
Discontinued operations	-	0.04	(0.02)
Net income available to common unitholders	$0.47	$0.81	$0.67

Basic weighted average units outstanding	99,922	98,855	92,373

Diluted weighted average units outstanding	99,996	98,962	92,477

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands)

	General Partner Preferred Units	General Partner Common Units	Limited Partner Common Units	General Partner Preferred Unitholders	General Partner Common Unitholders	Limited Partner Common Unitholders	Noncontrolling Interest in Consolidated Joint Ventures	Total Equity
Balance at January 1, 2010	10	78,970	13,495	$24,836	$1,740,326	$374,999	$3,029	$2,143,190
Net income	-	-	-	2,000	52,900	8,801	(262)	63,439
Distributions	-	-	-	(2,000)	(143,018)	(23,543)	-	(168,561)
Decrease in noncontrolling interest	-	-	-	-	-	-	(321)	(321)
Redemption of limited partners common
units for shares of general partners
common units	-	487	(487)	-	11,052	(11,052)	-	-
Units issued under Dividend
Reinvestment and Stock
Purchase Plan	-	5	-	-	158	-	-	158
Contributions – proceeds from
stock options exercised	-	55	-	-	1,504	-	-	1,504
Stock compensation	-	88	-	-	4,528	-	-	4,528
Balance at December 31, 2010	10	79,605	13,008	$24,836	$1,667,450	$349,205	$2,446	$2,043,937
Net income	-	-	-	1,736	69,684	10,369	(402)	81,387
Distributions	-	-	-	(1,736)	(157,017)	(22,794)	-	(181,547)
Common stock offering	-	7,188	-	-	227,374	-	-	227,374
Decrease in noncontrolling interest	-	-	-	-	-	-	(107)	(107)
Redemption of limited partners common
units for shares of general partners
common units	-	811	(811)	-	17,694	(17,694)	-	-
Units issued under Dividend
Reinvestment and Stock
Purchase Plan	-	6	-	-	187	-	-	187
Contributions – proceeds from
stock options exercised	-	108	-	-	3,048	-	-	3,048
Stock compensation	-	82	-	-	4,557	-	-	4,557
Redemption of preferred stock	(10)	-	-	(24,836)	-	-	-	(24,836)
Balance at December 31, 2011	-	87,800	12,197	$-	$1,832,977	$319,086	$1,937	$2,154,000
Net income	-	-	-	-	40,922	5,677	(330)	46,269
Distributions	-	-	-	-	(157,946)	(21,908)	-	(179,854)
Increase in noncontrolling interest	-	-	-	-	-	-	54,835	54,835
Redemption of limited partners common
units for shares of general partners
common units	-	55	(55)	-	1,162	(1,162)	-	-
Shares issued under Dividend
Reinvestment and Stock
Purchase Plan	-	10	-	-	259	-	-	259
Cancellation of shares	-	(5)	-	-	(126)	-	-	(126)
Repurchase of general partner common units	-	(395)	-	-	(11,011)	-	-	(11,011)
Stock compensation	-	71	-	-	4,135	-	-	4,135
Balance at December 31, 2012	-	87,536	12,142	$-	$1,710,372	$301,693	$56,442	$2,068,507

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2012	2011	2010
Net income	$46,269	$81,387	$63,439
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	189,072	189,467	186,684
Depreciation and amortization on discontinued operations	3,090	3,538	3,985
Amortization of stock compensation	4,135	4,557	4,528
Amortization of deferred financing costs and debt discount	2,669	2,370	2,656
Write off of unamortized discount on senior unsecured notes	593	-	-
Equity in earnings of unconsolidated joint venture, net	(4,089)	(2,022)	(2,276)
Distributions of cumulative earnings from unconsolidated joint ventures	3,990	3,301	2,311
Realized (gains) and unrealized losses on disposition of rental property, net	4,775	-	5,074
Impairments	18,245	-	-
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(6,488)	(7,352)	(7,458)
Increase in deferred charges, goodwill and other assets	(17,227)	(27,398)	(24,069)
(Increase) decrease in accounts receivable, net	(2,065)	5,241	(4,306)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(1,816)	1,827	(424)
Increase (decrease) in rents received in advance and security deposits	2,898	(4,859)	3,184
Increase (decrease) in accrued interest payable	655	2,008	(10,292)

Net cash provided by operating activities	$244,706	$252,065	$223,036

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Roseland interests (net of cash acquired)	$(115,460)	-	-
Rental property additions and improvements	(47,191)	$(74,888)	$(74,908)
Development of rental property	(60,354)	(16,841)	(17,591)
Proceeds from the sale of rental property	23,429	-	-
Investment in unconsolidated joint ventures	(36,051)	(501)	(954)
Distributions in excess of cumulative earnings from
unconsolidated joint ventures	1,547	1,460	2,410
Decrease (increase) in restricted cash	1,724	(3,407)	2,018

Net cash used in investing activities	$(232,356)	$(94,177)	$(89,025)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$591,026	$299,500	$250,000
Repayment of revolving credit facility	(646,526)	(472,000)	(22,000)
Proceeds from senior unsecured notes	547,926	-	-
Repayment of senior unsecured notes	(221,019)	-	(465,000)
Proceeds from mortgages and loans payable	1,937	-	11,000
Proceeds from offering of common stock	-	227,374	-
Redemption of preferred stock	-	(25,000)	-
Repayment of mortgages, loans payable and other obligations	(52,318)	(8,684)	(8,154)
Payment of financing costs	(4,711)	(4,993)	(2,074)
Repurchase of common stock	(11,011)	-	-
Proceeds from stock options exercised	-	3,048	1,504
Payment of dividends and distributions	(179,905)	(178,488)	(168,495)

Net cash provided by (used in) financing activities	$25,399	$(159,243)	$(403,219)

Net increase (decrease) in cash and cash equivalents	$37,749	$(1,355)	$(269,208)
Cash and cash equivalents, beginning of period	20,496	21,851	291,059

Cash and cash equivalents, end of period	$58,245	$20,496	$21,851

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

The General Partner is a fully-integrated self-administered, self-managed real estate investment trust (“REIT”). The General Partner controls the Company as its sole general partner and owned an 87.8 percent and 87.8 percent common unit interest in the Company as of December 31, 2012 and 2011, respectively.

The General Partner’s business is the ownership of interests in and operation of the Company, and all of the General Partner’s expenses are incurred for the benefit of the Company.  The General Partner is reimbursed by the Company for all expenses it incurs relating to the ownership and operation of the Company.

As of December 31, 2012, the Company owned or had interests in 278 properties plus developable land (collectively, the “Properties”).  The Properties aggregate approximately 31.7 million square feet, which are comprised of 258 buildings, primarily office and office/flex buildings totaling approximately 31.2 million square feet (which include five buildings, primarily office buildings aggregating approximately 0.8 million square feet owned by unconsolidated joint ventures in which the Company has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, six multi-family properties totaling 1,769 apartments (which are owned by unconsolidated joint ventures in which the Company has investment interests),  four retail properties totaling approximately 98,800 square feet (which include two buildings aggregating 81,500 square feet owned by unconsolidated joint ventures in which the Company has investment interests), one hotel (which is owned by an unconsolidated joint venture in which the Company has an investment interest) and three parcels of land leased to others.  The Properties are located in six states, primarily in the Northeast, plus the District of Columbia.

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

2.      SIGNIFICANT ACCOUNTING POLICIES

Rental
Property
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized. Pursuant to the Company’s adoption of ASC 805, Business Combinations, effective January 1, 2009, acquisition-related costs are expensed as incurred.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Capitalized development and construction salaries and related costs approximated $3.8 million, $3.7 million and $3.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.  Included in total rental property is construction, tenant improvement and development in-progress of $107.6 million and $37.1 million as of December 31, 2012 and 2011, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

As of December 31, 2012, the Company’s investments in consolidated real estate joint ventures in which the Company is deemed to be the primary beneficiary have total real estate assets of $198.3 million, mortgages of $77.1 million and other liabilities of $16.5 million.  These consolidated ventures were acquired as part of the Roseland transaction in 2012.  (See Note 3: Real Estate Transactions). As of December 31, 2011, the Company did not have any such consolidated ventures.

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

Investments in
Unconsolidated
Joint Ventures
The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting.  The Company applies the equity method by initially recording these investments at cost, as Investments in Unconsolidated Joint Ventures, subsequently adjusted for equity in earnings and cash contributions and distributions.  The outside basis portion of the Company’s joint ventures is amortized over the anticipated useful lives of the underlying ventures’ tangible and intangible assets acquired and liabilities assumed.

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

Deferred
Financing Costs
Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $2,669,000, $2,370,000 and $2,656,000 for the years ended December 31, 2012, 2011 and 2010, respectively.  If a financing obligation is extinguished early, any unamortized deferred financing costs are written off and included in gains (loss) on early extinguishment of debt.  Such unamortized costs which were written off amounted to $593,000 for the year ended December 31, 2012.  No amounts were written off for the years ended December 31, 2011 and 2010.

Deferred
Leasing Costs
Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.  Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Corporation are compensated for providing leasing services to the Properties.  The portion of such compensation, which is capitalized and amortized, approximated $4,354,000, $4,432,000 and $3,986,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Goodwill
Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination.  Management performs an annual impairment test for goodwill during the fourth quarter.  Additionally, management evaluates the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying amounts of goodwill may not be fully recoverable.

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

Revenue
Recognition
Base rental revenue is recognized on a straight-line basis over the terms of the respective leases.  Unbilled rents receivable represents the cumulative amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements.  Above-market and below-market lease values for acquired properties are initially recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the remaining initial term plus the term of any below-market fixed-rate renewal options for below-market leases.  The capitalized above-market lease values for acquired properties are amortized as a reduction of base rental revenue over the remaining terms of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed-rate renewal options of the respective leases.  Escalations and recoveries from tenants are received from tenants for certain costs as provided in the lease agreements.  These costs generally include real estate taxes, utilities, insurance, common area maintenance and other recoverable costs.  See Note 16: Tenant Leases.  Construction services revenue includes fees earned and reimbursements received by the Company for providing construction management and general contractor services to clients.  Construction services revenue is recognized on the percentage of completion method.  Using this method, profits are recorded on the basis of our estimates of the overall profit and percentage of completion of individual contracts.  A portion of the estimated profits is accrued based upon estimates of the percentage of completion of the construction contract.  This revenue recognition method involves inherent risks relating to profit and cost estimates.  Real estate services revenue includes property management, development and leasing commission fees and other services, and payroll and related costs reimbursed from clients.  Fee income derived from the Company’s unconsolidated joint ventures (which are capitalized by such ventures) are recognized to the extent attributable to the unaffiliated ownership interests.  Other income includes income from parking spaces leased to tenants, income from tenants for additional services arranged for by the Company and income from tenants for early lease terminations.

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

As of December 31, 2012, the estimated net basis of the rental property for federal income tax purposes was lower than the net assets as reported in the Company’s financial statements by approximately $691,929.  The Company’s taxable income for the year ended December 31, 2012 was estimated to be approximately $145,928 and for the years ended December 31, 2011 and 2010 was approximately $134,036 and $123,673, respectively.  The differences between book income and taxable income primarily result from differences in depreciation expenses, the recording of rental income, differences in the deductibility of certain expenses for tax purposes, differences in revenue recognition and the rules for tax purposes of a property exchange.

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

In the normal course of business, the Company or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable.  As of December 31, 2012, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are generally from the year 2008 forward.

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

Distributions
Payable
The distributions payable at December 31, 2012 represents distributions payable to common unitholders (99,679,086 units) for all such holders of record as of January 4, 2013 with respect to the fourth quarter 2012.  The fourth quarter 2012 common unit distributions of $0.45 per common unit were approved by the Corporation’s Board of Directors on December 3, 2012.  The common unit distributions payable were paid on January 11, 2013.

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

The Company has determined that the $1.80 distribution per common unit paid during the year ended December 31, 2012 represented approximately 75 percent ordinary income and approximately 25 percent return of capital to its unitholders; the $1.80 dividend per common unit paid during the year ended December 31, 2011 represented approximately 77 percent ordinary income and approximately 23 percent return of capital to its unitholders; and the $1.80 dividend per common unit paid during the year ended December 31, 2010 represented approximately 75 percent ordinary income, and approximately 25 percent return of capital to its unitholders.

Costs Incurred
For Stock
Issuances	Costs incurred in connection with the Corporation’s stock issuances are reflected as a reduction of General Partner’s capital.

Stock
Compensation
The Company accounts for stock compensation in accordance with the provisions of ASC 718, Compensation-Stock Compensation. These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”) and stock options at the grant date be amortized ratably into expense over the appropriate vesting period.  The Company recorded restricted stock expense of $3,642,000, $4,123,000 and $4,121,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Other
Comprehensive
Income
Other comprehensive income (loss) includes items that are recorded in equity, such as unrealized holding gains or losses on marketable securities available for sale.  There was no difference in other comprehensive income to net income for the years ended December 31, 2012, 2011 and 2010, and no accumulated other comprehensive income as of December 31, 2012 and 2011.

3.      REAL ESTATE TRANSACTIONS

Acquisitions
Roseland Transaction
On October 23, 2012, the Company acquired the real estate development and management businesses (the “Roseland Business”) of Roseland Partners, L.L.C. (“Roseland Partners”), a premier multi-family rental community developer and manager based in Short Hills, New Jersey, and the Roseland Partners’ interests (the “Roseland Transaction”), principally through unconsolidated joint venture interests in various entities which, directly or indirectly, own or have rights with respect to various residential and/or commercial properties or vacant land (collectively, the “Roseland Assets”).

The Roseland Assets consisted primarily of interests in: six operating multi-family properties totaling 1,769 apartments, one condo-residential property totaling three units and four commercial properties totaling approximately 212,000 square feet; 13 in-process development projects, which included nine multi-family properties totaling 2,149 apartments, two garages totaling 1,591 parking spaces and two retail properties totaling approximately 35,400 square feet; and land parcels or options in land parcels which may support approximately 5,980 apartments, approximately 736,000 square feet of commercial space, and a 321-key hotel. The locations of the properties extend from New Jersey to Massachusetts, with the majority of the properties located in New Jersey.  Certain of the entities which own the Roseland Assets are controlled by the Company upon acquisition and are therefore consolidated.  However, many of the entities are not controlled by the Company and, therefore, are accounted for under the equity method as investments in unconsolidated joint ventures (see Note 4).

The total purchase price for accounting purposes of $115,602,000 includes cash paid of approximately $115,579,000 and the fair value of contingent consideration pursuant to an earn-out (“Earn Out”) agreement of approximately $10 million.

The Earn Out largely represents contingent consideration and requires the Company to pay Roseland Partners an aggregate maximum of $15.6 million.  The Earn Out is based on defined criteria, as follows: (i) the Roseland Assets component of up to $8.6 million for the completion of certain developments ($2.8 million), and the start of construction on others  ($2.8 million), obtaining tax credits/grants on others ($3.0 million), all of which are payable over various periods of up to three years; and (ii) total return to shareholders (“TRS”) for up to an additional $7 million based on a TRS measured on a three year cumulative basis and on discrete years, both on an absolute basis and in comparison to a peer group.  Each of the Earn Out elements were separately valued as of the acquisition date with an aggregate fair value of contingent consideration of approximately $10 million (representing $6.3 million for the Roseland Assets and $3.7 million for the TRS component).  Prospectively, the Earn Out liability will be remeasured at fair value quarterly until the contingency has been resolved, with any changes in fair value representing a charge or benefit directly to earnings (with no adjustment to purchase accounting).  As of December 31, 2012, the amounts recognized for the various components of the Earn Out, the range of outcomes, and the assumptions used to develop the estimates have not substantially changed.

The measures of the contingent consideration were based on significant inputs that are not observable in the market, which ASU 820 refers to as Level 3 inputs.  In addition to an appropriate discount rate, the key assumption affecting the valuation for the Roseland Assets component was the probability of occurrence of the payment events under the relevant provisions (management assumed between 92 and 99 percent for completion/start criteria and 50 percent for the tax credit/grant criteria in its initial valuation).  The valuation of the TRS component includes assumptions for the risk-free rate and various other factors (i.e., stock price, dividend levels and volatility) for the Company and the relevant peer group, as defined in the Earn Out.

The purchase accounting for the Roseland Transaction resulted in goodwill of $2.9 million, which represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired.  Since the transaction occurred near year end and the underlying operations of the Roseland Transaction have performed in line with expectations, the Company’s management does not believe goodwill is impaired at December 31, 2012.

The purchase consideration is subject to the return of a portion of the purchase price of up to $2.0 million upon the failure to achieve a certain level of fee revenue from the Roseland Business during the 33-month period following the closing date.  Because the fee target was highly probable, no discount was ascribed to this contingently returnable consideration. Also, at the closing, approximately $34 million in cash of the purchase price was deposited in escrow to secure certain of the indemnification obligations of Roseland Partners and its affiliates.

The Company accounted for the Roseland Transaction using the purchase method of accounting.  As discussed in Note 2: Significant accounting policies, the Company utilized several sources in making estimates of fair value for purposes of allocating the purchase price to tangible and intangible assets acquired and liabilities assumed.  The fair values of the investments in unconsolidated joint ventures and the noncontrolling interests in consolidated ventures were estimated upon acquisition by applying the income approach and a market approach.  These fair value measurements were based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in ASU 820.  Key assumptions include: (i) a discount rate range of 10 percent to 15 percent, (ii) a terminal value based on a range of direct cap rates between 5 percent and 7.5 percent; and (iii) adjustments because of the lack of control or lack of marketability that market participants would consider when estimating the fair value of the unconsolidated joint ventures and the noncontrolling interests in consolidated ventures.

The purchase price was allocated to the net assets acquired as follows (in thousands):

October 23, 2012
Land and leasehold interests	$35,107
Buildings and improvements	162,108
Investments in unconsolidated joint ventures (1)	66,155
Contract value acquired (2)	2,900
Goodwill	2,945
Other assets acquired	9,357
278,572

Less: Mortgages and loans payable assumed	79,076
Other liabilities assumed (including contingent consideration at fair value of $10,010) (3)	29,033
Non-controlling interest	54,861
162,970

Net cash paid at acquisition	$115,602

(1) The outside basis portion of its unconsolidated joint ventures is being amortized over the anticipated useful lives of its tangible and intangible assets acquired and liabilities assumed.
(2) Contract value which will be amortized over four years.
(3) Future changes in the value of contingent consideration will be reflected in earnings pursuant to ASC 805.

For the year ended December 31, 2012, included in general and administrative expense was approximately $5.8 million of transaction costs related to the Roseland Transaction.

As a result of the achievement of certain of the defined criteria, the Company paid Roseland Partners $2.8 million of the Earn Out on January 25, 2013.

Alterra
On January 17, 2013, the Company signed an agreement (the “Alterra Agreement”) to acquire Alterra at Overlook Ridge IA and IB.  On January 18, 2013, pursuant to the Alterra Agreement, the Company completed the acquisition of Alterra at Overlook Ridge IA, a 310-unit multi-family rental property located in Revere, Massachusetts, for approximately $61.3 million in cash. The purchase price for the property was financed primarily through borrowings under the Company’s unsecured revolving credit facility.

Also pursuant to the Alterra Agreement, the Company agreed to acquire Alterra at Overlook Ridge IB, a 412-unit multi-family property in Revere, Massachusetts, for approximately $88 million in cash and expects an early April 2013 closing when the loan that currently encumbers the property opens for prepayment.  On January 18, 2013, the Company posted a letter of credit deposit in the amount of approximately $22 million (which was issued using the Company’s unsecured revolving credit facility) related to the Alterra at Overlook Ridge 1B closing, which is subject to certain conditions set forth in the Alterra Agreement.

Property Sales, Held for Sale and Impairments
On July 25, 2012, the Company sold its 47,700 square foot office property located at 95 Chestnut Ridge Road in Montvale, New Jersey for net sales proceeds of approximately $4.0 million (with no gain from the sale).  The Company previously recognized a valuation allowance of $0.5 million on this property at March 31, 2012.

On November 7, 2012, the Company sold its three office buildings totaling 222,258 square feet located at Strawbridge Drive in Moorestown, New Jersey for net sales proceeds of approximately $19.4 million, with a loss of approximately $0.1 million from the sale. The Company previously recognized a valuation allowance of $1.6 million on these properties at June 30, 2012.

At December 31, 2012, the Company identified as held for sale its 248,400 square foot office building located at 19 Skyline Drive in Hawthorne, New York.  The Company determined that the carrying amount of this property was not expected to be recovered from estimated sales proceeds and accordingly recognized a valuation allowance of $7.1 million at December 31, 2012.  Also at December 31, 2012, the Company identified as held for sale its 204,057 square foot office building located at 55 Corporate Drive in Bridgewater, New Jersey.  The two properties held for sale at December 31, 2012 carried an aggregate book value of $60.9 million, net of accumulated depreciation of $16.8 million and a valuation allowance of $7.1 million.

At December 31, 2012, in light of recent discussions to dispose of its interest, the Company determined that certain rights to participate in a future development venture, which related to a mixed use development project in East Rutherford, New Jersey, were not expected to be recovered from estimated net proceeds from its eventual disposition.  Accordingly, the Company recorded an impairment charge of $6.3 million, to reduce the carrying value from $11.9 million to the estimated recoverable amount of $5.6 million at December 31, 2012.  These rights are included in deferred charges, goodwill and other assets, as of December 31, 2012.  The Company also recorded an impairment charge on another rental property investment of $0.5 million related to an office property in Newark, New Jersey.

The Company’s office property located at 9200 Edmonston Road in Greenbelt, Maryland, aggregating 38,690 square feet, is collateral for a mortgage loan scheduled to mature on May 1, 2013 with a balance of $4.3 million at December 31, 2012.  At December 31, 2012, the Company estimated that the carrying value of the property may not be recoverable over its anticipated holding period. In order to reduce the carrying value of the property to its estimated fair market value, the Company recorded an impairment charge of $3.0 million at December 31, 2012.  Also at December 31, 2012, as a result of management’s current intentions regarding a potential disposition, the Company estimated that the carrying value of the Company’s two office properties located at 16 and 18 Sentry Parkway West in Blue Bell, Pennsylvania, aggregating 188,103 square feet, may not be recoverable over their anticipated holding periods.  In order to reduce the carrying value of the two properties to their estimated fair market values, the Company recorded an impairment charge of $8.4 million at December 31, 2012.

4.      INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

As of December 31, 2012, the Company had an aggregate investment of approximately $132.3 million in its equity method joint ventures.  The Company formed these ventures with unaffiliated third parties, or acquired interests in them, to develop or manage primarily office and multi-family rental properties, or to acquire land in anticipation of possible development of office and multi-family rental properties.  As of December 31, 2012, the unconsolidated joint ventures owned: four office and two retail properties aggregating approximately 0.5 million square feet, six multi-family properties totaling 1,769 apartments, a 350-room hotel, a senior mezzanine loan position in the capital stack of a 1.7 million square foot commercial property; development projects for up to approximately 2,376 apartments; and interests and/or rights to developable land parcels able to accommodate up to 3,776 apartments, 1.2 million square feet of office space and a 1.5 million square foot mixed-use project. The Company’s unconsolidated interests range from 7.5 percent to 80 percent subject to specified priority allocations in certain of the joint ventures.

The amounts reflected in the following tables (except for the Company’s share of equity in earnings) are based on the historical financial information of the individual joint ventures.  The Company does not record losses of the joint ventures in excess of its investment balances unless the Company is liable for the obligations of the joint venture or is otherwise committed to provide financial support to the joint venture.  The outside basis portion of the Company’s joint ventures is amortized over the anticipated useful lives of the underlying ventures’ tangible and intangible assets acquired and liabilities assumed.  Unless otherwise noted below, the debt of the Company’s unconsolidated joint ventures generally is non-recourse to the Company, except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions, and material misrepresentations.  The Company had $370,000 in accounts receivable due from its unconsolidated joint ventures as of December 31, 2012.  As of December 31, 2011, the Company had no accounts receivable from the unconsolidated joint ventures.

Included in the Company’s investments in unconsolidated joint ventures as of December 31, 2012 are six unconsolidated development joint ventures, which are VIEs for which the Company is not the primary beneficiary. These joint ventures are primarily established to develop real estate property for long-term investment and were deemed VIEs primarily based on the fact that the equity investment at risk was not sufficient to permit the entities to finance their activities without additional financial support.  The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was not the primary beneficiary of these VIEs based on the fact that the Company has shared control of these entities along with the entity’s partners and therefore does not have controlling financial interests in these VIEs.  The Company’s aggregate investment in these VIEs was approximately $13.6 million as of December 31, 2012.  The Company’s maximum exposure to loss as a result of its involvement with these VIEs is estimated to be approximately $17.5 million, which includes the Company’s current investment and estimated future funding commitments of approximately $3.9 million.  The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.  In general, future costs of development not financed through third party will be funded with capital contributions from the Company and is outside partners in accordance with their respective ownership percentages.

The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of December 31, 2012 and 2011: (dollars in thousands)

	December 31,
	2012	2011
Assets:
Rental property, net	$179,824	$143,369
Loan receivable	42,276	-
Other assets	311,846	71,928
Total assets	$533,946	$215,297
Liabilities and partners'/
members' capital:
Mortgages and loans payable	$168,908	$140,975
Other liabilities	12,203	6,884
Partners'/members' capital	352,835	67,438
Total liabilities and
partners'/members' capital	$533,946	$215,297

The following is a summary of the Company’s investments in unconsolidated joint ventures as of December 31, 2012 and 2011: (dollars in thousands)

	December 31,
Entity	2012	2011
Plaza VIII & IX Associates, L.L.C.	$4,321	$4,291
South Pier at Harborside	(1,225)	(343)
Red Bank Corporate Plaza, L.L.C.	3,876	3,676
12 Vreeland Associates, L.L.C.	12,840	10,233
Boston Downtown Crossing	13,012	13,005
Gale Jefferson L.L.C.	1,029	1,153
Stamford SM LLC	34,006	-
Marbella RoseGarden, L.L.C.	16,918	-
RoseGarden Monaco Holdings, L.L.C.	4,761	-
Rosewood Lafayette Holdings, L.L.C.	1,988	-
PruRose Port Imperial South 15, LLC	606	-
Rosewood Morristown, L.L.C.	7,091	-
Overlook Ridge JV, L.L.C.	-	-
Overlook Ridge, L.L.C.	31	-
Overlook Ridge JV 2C/3B, L.L.C.	179	-
Roseland/North Retail, L.L.C.	2,161	-
BNES Associates III	1,955	-
Portside Master Company, L.L.C.	3,651	-
PruRose Port Imperial South 13, LLC	2,920	-
Roseland/Port Imperial Partners, L.P.	2,582	-
RoseGarden Marbella South, L.L.C.	6,182	-
PruRose Riverwalk G, L.L.C.	4,136	-
Elmajo Urban Renewal Associates, LLC	849	-
Riverpark at Harrison I, L.L.C.	2,606	-
150 Main Street, L.L.C.	2,395	-
RoseGarden Monaco, L.L.C.	1,165	-
Hillsborough 206 Holdings, L.L.C.	1,967	-
Grand Jersey Waterfront Urban Renewal Associates, L.L.C.	337	-
Company's investment in unconsolidated joint ventures	$132,339	$32,015

The following is a summary of the results from operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the years ended December 31, 2012, 2011 and 2010: (dollars in thousands)

	Year Ended December 31,
	2012	2011	2010

Total revenues	$68,183	$51,308	$76,862
Operating and other expenses	(37,008)	(32,074)	(39,542)
Depreciation and amortization	(10,139)	(10,593)	(15,110)
Interest expense	(6,775)	(6,743)	(9,182)
Net income	$14,261	$1,898	$13,028

The following is a summary of the Company’s equity in earnings (loss) of unconsolidated joint ventures for the years ended December 31, 2012, 2011 and 2010: (dollars in thousands)

	Year Ended December 31,
Entity	2012	2011	2010
Plaza VIII & IX Associates, L.L.C.	$30	$68	$(10)
South Pier at Harborside	2,368	1,495	301
Red Bank Corporate Plaza, L.L.C.	360	446	649
12 Vreeland Associates, L.L.C.	427	374	260
Gale Kimball	-	-	1,909
Princeton Forrestal Village	-	-	(379)
Boston Downtown Crossing	(458)	(448)	(437)
Gale Jefferson L.L.C.	81	87	(17)
Stamford SM LLC	3,078	-	-
Marbella RoseGarden, L.L.C.	13	-	-
RoseGarden Monaco Holdings, L.L.C.	(311)	-	-
Rosewood Lafayette Holdings, L.L.C.	(197)	-	-
PruRose Port Imperial South 15, LLC	(533)	-	-
Rosewood Morristown, L.L.C.	(25)	-	-
Overlook Ridge JV, L.L.C.	-	-	-
Overlook Ridge, L.L.C.	-	-	-
Overlook Ridge JV 2C/3B, L.L.C.	(11)	-	-
Roseland/North Retail, L.L.C.	(80)	-	-
BNES Associates III	(323)	-	-
Portside Master Company, L.L.C.	(5)	-	-
PruRose Port Imperial South 13, LLC	(87)	-	-
Roseland/Port Imperial Partners, L.P.	-	-	-
RoseGarden Marbella South, L.L.C.	(13)	-	-
PruRose Riverwalk G, L.L.C.	(142)	-	-
Elmajo Urban Renewal Associates, LLC	(83)	-	-
Riverpark at Harrison I, L.L.C.	-	-	-
150 Main Street, L.L.C.	-	-	-
RoseGarden Monaco, L.L.C.	-	-	-
Hillsborough 206 Holdings, L.L.C.	-	-	-
Grand Jersey Waterfront Urban Renewal Associates, L.L.C.	-	-	-
Company's equity in earnings of unconsolidated joint ventures	$4,089	$2,022	$2,276

Plaza VIII and IX Associates, L.L.C.
The Company has a joint venture with Columbia Development Company, L.L.C. (“Columbia”), which owns land for future development currently used as a parking facility and located on the Hudson River waterfront in Jersey City, New Jersey, adjacent to the Company’s Harborside Financial Center office complex.  The Company holds a 50 percent interest in the venture.

South Pier at Harborside – Hotel
The Company has a joint venture with Hyatt Corporation (“Hyatt”) which owns a 350-room hotel on the South Pier at Harborside Financial Center, Jersey City, New Jersey.  The Company holds a 50 percent interest in the venture.

The venture has a non-recourse mortgage loan with a balance as of December 31, 2012 of $64 million collateralized by the hotel property.  The loan carries an interest rate of 6.15 percent and matures in November 2016.  The venture also has a loan with a balance as of December 31, 2012 of $5.1 million with the City of Jersey City, provided by the U.S. Department of Housing and Urban Development.  The loan currently bears interest at fixed rates ranging from 6.09 percent to 6.62 percent and matures in August 2020.  The Company has posted a $5.1 million letter of credit in support of this loan, half of which is indemnified by Hyatt.

Red Bank Corporate Plaza
The Company has a joint venture with The PRC Group, which owns Red Bank Corporate Plaza, a 92,878 square foot office building located in Red Bank, New Jersey.  The property is fully leased to Hovnanian Enterprises, Inc. through September 30, 2017.  The Company holds a 50 percent interest in the venture.

The venture has a $17.4 million mortgage loan collateralized by the office property, which bears interest at a rate of the London Interbank Offered Rate (“LIBOR”) plus 300 basis points and matures in May 2016.  LIBOR was 0.21 percent at December 31, 2012.  The loan includes contingent guarantees for a portion of the principal by the Company based on certain conditions.  On September 22, 2011, the interest rate on 75 percent of the loan was fixed at 3.99375 percent effective from October 17, 2011 through maturity.

The Company performed management, leasing, and other services for the property owned by the joint venture and recognized $99,000, $100,000 and $91,000 in fees for such services in the years ended December 31, 2012, 2011 and 2010, respectively.

12 Vreeland Associates, L.L.C.
The Company entered into a joint venture to form M-C Vreeland, LLC (“M-C Vreeland”), which acquired a 50 percent interest in 12 Vreeland Associates, L.L.C., which owns a 139,750 square foot office property located at 12 Vreeland Road, Florham Park, New Jersey.

The operating agreement of M-C Vreeland provides, among other things, for the Participation Rights (see Note 16: Noncontrolling Interests in Subsidiaries – Participation Rights).

M-C Vreeland holds a 50 percent interest in 12 Vreeland Associates, L.L.C., with S/K Florham Park Associates, L.L.C. (the managing member) and its affiliate holding the other 50 percent.

Boston-Downtown Crossing
The Company has a joint venture with affiliates of Vornado Realty LP (“Vornado”) and JP Morgan Chase Bank (“JPM”), which was created to acquire and redevelop the Filenes property located in the Downtown Crossing district of Boston, Massachusetts (the “Filenes Property”).  The venture was organized in contemplation of developing and converting the Filenes Property into a condominium consisting of a retail unit, an office unit, a parking unit, a hotel unit and a residential unit, aggregating 1.2 million square feet.  The Company, through subsidiaries, separately holds approximately a 15 percent indirect ownership interest in each of the units.  The project is subject to governmental approvals.

On May 15, 2012, the Company and JPM granted Vornado an option to purchase their interests for $45 million, subject to certain conditions, through May 16, 2013.

Gale Jefferson, L.L.C.
The Company had a joint venture with a Gale Affiliate to form M-C Jefferson, L.L.C. (“M-C Jefferson”) which owned an 8.33 percent indirect interest in One Jefferson Road LLC (“One Jefferson”), which developed and managed a 100,010 square foot office property at One Jefferson Road, Parsippany, New Jersey, (“the Jefferson Property”).  The property is fully leased to a single tenant through August 2025.

One Jefferson has a loan in the amount of $20.2 million, which bears interest at a rate of LIBOR plus 160 basis points and matures in October 2013.  On January 4, 2013, Gale Jefferson sold its membership interest to JPM for $3.2 million, of which the Company’s share was $1.1 million.

The Company performed management, leasing, and other services for Gale Jefferson and recognized $193,000, $154,000 and $532,000 in income (net of $0, $0 and $5.6 million in direct costs) for such services in the years ended December 31, 2012, 2011 and 2010, respectively.

Stamford SM LLC
On February 17, 2012, the Company entered into a joint venture to form Stamford SM L.L.C. (“Stamford SM”) which acquired a senior mezzanine loan (the “Mezz Loan”) position in the capital stack of a 1.7 million square foot class A portfolio in Stamford, Connecticut for $40 million.  The Mezz Loan has a face value of $50 million and is secured by the equity interests in a seven-building portfolio containing 1.67 million square feet of class A office space and 106 residential rental units totaling 70,500 square feet, all located in the Stamford Central Business District.  The interest-only Mezz Loan has a carrying value of $42.3 million as of December 31, 2012.  The Mezz Loan is subject to an agreement, which provides subject to certain conditions, that principal proceeds above $47 million are paid to another party.  The Mezz Loan bears interest at LIBOR plus 325 basis points and matures in August 2013 with a one-year extension option, subject to certain conditions.

The operating agreement of Stamford SM provides, among other things, for distributions of net available cash in accordance with its members’ respective ownership percentages.  The Company holds an 80 percent interest in the venture.  The Company and the 20 percent member share equally in decision-making on all major decisions involving the operations of the venture.

Marbella RoseGarden, L.L.C.
On October 23, 2012, as part of the Roseland Transaction, the Company acquired a 24.27 percent indirect residual interest in an entity that owns a 412-unit, 40-story, multi-family rental property which aggregates 369,607 square feet and is located in Jersey City, New Jersey, (the “Marbella Property”).

The Company owns 48.5325 percent of Marbella RoseGarden, L.L.C. (“RoseGarden”), with the remaining interest owned by MG Marbella Partners, L.L.C.

RoseGarden owns a 50 percent interest in the property-owning entity, PruRose/Marbella I, L.L.C. (“PruRose/Marbella”), with the remaining interest owned by Prudential-Marbella Partnership (“Prudential-Marbella”).

In general, the operating agreement of PruRose/Marbella provides that operating cash flows are distributed to members first to Prudential-Marbella and then to RoseGarden based on a 9.5 percent operating return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with their ownership percentages.  As of December 31, 2012, Prudential-Marbella had a capital balance of $7.6 million and RoseGarden had a capital balance of $0.1 million.  There was no accumulated unpaid operating return as of December 31, 2012.

Net cash flows from a capital event are distributed first to the extent of any accumulated unpaid operating return and then to repay each members’ capital balance in the same priority as operating cash flows, with any excess distributed to the members in accordance with their ownership percentages.

In general, the operating agreement of RoseGarden provides for the distribution of available cash flow to the members in accordance with their ownership percentages.

PruRose/Marbella has a mortgage loan, with a balance of $95 million as of December 31, 2012, which bears interest at 4.99 percent and matures in May 2018.  The interest-only loan is collateralized by the Marbella Property.

The Company performed management, leasing, and other services for PruRose Marbella and recognized $73,000 in income for such services from October 23, 2012 (the acquisition date) through December 31, 2012.

RoseGarden Monaco Holdings, L.L.C.
On October 23, 2012, as part of the Roseland Transaction, the Company acquired a 15 percent indirect residual interest in an entity that owns two 50-story multi-family rental properties with 523 units (the “Monaco Property”). The Monaco Property aggregates 477,254 square feet and is located in Jersey City, New Jersey.

The Company owns 50 percent of RoseGarden Monaco Holdings L.L.C. (“RoseGarden Monaco”) with the remaining interest owned by MG Monaco, L.L.C.  RoseGarden Monaco holds a 60 percent interest in Monaco Holdings, L.L.C. (“Monaco Holdings”) with the remaining interest owned by Hudson Hotel Monaco L.L.C.

Monaco Holdings owns a 50 percent interest in the property-owning entity, PruRose Monaco Holdings, L.L.C. (“PruRose Monaco”) with the remaining interest owned by The Prudential Insurance Company of America (“Prudential”).

In general, the operating agreement of PruRose Monaco provides that operating cash flows are distributed to members first to Prudential and then to Monaco Holdings based on a nine percent operating return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with their ownership percentages.  As of December 31, 2012, Prudential had a capital balance of $76 million and an accumulated unpaid operating return of $2.2 million.  It is not anticipated that Monaco Holdings will be required to fund any capital.

Net cash flows from a capital event are distributed first to the extent of any accumulated unpaid operating return and then to repay each members’ capital balance in the same priority as operating cash flows, with any excess distributed to the members in accordance with their ownership percentages.

The operating agreement of Monaco Holdings provides, among other things, for the distributions of net cash flows to the members, first, in respect of unrecovered capital on a pro rata basis, with any remaining cash flow in accordance with their ownership percentages.

The operating agreement of RoseGarden Monaco provides, among other things, for the distribution of available cash flow to the members in accordance with their ownership percentages.

PruRose Monaco has an interest-only mortgage loan, collateralized by the property with a balance of $165 million as of December 31, 2012.  The mortgage loan bears interest at 4.19 percent and matures in February 2021.

The Company performed management, leasing, and other services for PruRose Monaco and recognized $85,000 in income for such services from October 23, 2012 (the acquisition date) through December 31, 2012.

Rosewood Lafayette Holdings, L.L.C.
On October 23, 2012, as part of the Roseland Transaction, the Company acquired a 25 percent indirect residual interest in an entity that owns a 217-unit multi-family rental property which aggregates 185,733 square feet and is located in Morristown, New Jersey (the “Highlands Property”).

The Company owns 50 percent of Rosewood Lafayette Holdings, L.L.C. (“Rosewood”) with the remaining interest owned by Woodmont Transit Village, L.L.C.

Rosewood owns a 50 percent interest in the property-owning entity, Rosewood Lafayette Commons, L.L.C. (“Rosewood Lafayette”) with the remaining interest owned by Prudential.

In general, the operating agreement of Rosewood Lafayette provides that operating cash flows are distributed to members first to Prudential and then to Rosewood based on an eight percent operating return to December 23, 2012 and nine percent thereafter on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with their ownership percentages.  As of December 31, 2012, Prudential had a capital balance of $29.3 million and an accumulated unpaid operating return of $1.3 million. It is not anticipated that Rosewood will be required to fund any capital.

Net cash flows from a capital event are distributed first to the extent of any accumulated unpaid operating return and then to repay each members’ capital balance in the same priority as operating cash flows, with any excess distributed to the members in accordance with their ownership percentages.

In general, the operating agreement of Rosewood provides for the distribution of available cash flow to the members in accordance with their ownership percentages.

Rosewood Lafayette has a mortgage loan, with a balance of $40 million as of December 31, 2012, which bears interest at 4.0 percent and matures in July 2015.  The loan, which is interest-only through January 1, 2013 and requires principal and interest payments based on a 30-year amortization schedule thereafter, is collateralized by the Highlands Property.

The Company performed management, leasing, and other services for Rosewood Lafayette and recognized $35,000 in income for such services from October 23, 2012 (the acquisition date) through December 31, 2012.

PruRose Port Imperial South 15, LLC
On October 23, 2012, as part of the Roseland Transaction, the Company acquired a 50 percent residual interest in PruRose Port Imperial South 15, LLC (“Port Imperial 15”), an entity that owns a 236-unit multi-family rental property which aggregates 214,402 square feet and is located in Weehawken, New Jersey (the “RiversEdge Property”).

Port Imperial 15 is owned 50 percent by the Company and 50 percent by PRII Port Imperial South 15, LLC (“Prudential-Port”).

In general, the operating agreement of Port Imperial 15 provides that operating cash flows are distributed to members first to Prudential-Port and then to the Company based on a nine percent operating return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with their ownership percentages.  As of December 31, 2012, Prudential-Port had a capital balance of $33.3 million and an accumulated unpaid operating return of $3.7 million.  It is not anticipated that the Company will be required to fund any capital.

Net cash flows from a capital event are distributed first to the extent of any accumulated unpaid operating return and then to repay each members’ capital balance in the same priority as operating cash flows, with any excess distributed to the members in accordance with their ownership percentages.

Subject to a letter agreement, 20 percent of distributions received by the Company, in excess of an eight percent internal rate of return (“IRR”) shall be paid to a third party based on certain conditions.

Port Imperial 15 has a mortgage loan, with a balance of $57 million as of December 31, 2012, which bears interest at LIBOR plus 235 basis points and matures in June 2013.  The loan provides, subject to certain conditions, two one-year extension options with a fee of 25 basis points each.  The interest-only loan is collateralized by the RiversEdge Property.  On June 30, 2010 the interest rate on the loan was fixed at 3.78 percent through maturity.

The Company performed management, leasing, and other services for Port Imperial 15 and recognized $47,000 in income for such services from October 23, 2012 (the acquisition date) through December 31, 2012.

Rosewood Morristown, L.L.C.
On October 23, 2012, as part of the Roseland Transaction, the Company acquired a 50 percent interest in Rosewood Morristown, L.L.C. (“Rosewood”) with the remaining interest owned by Woodmont Epsteins, L.L.C.

Rosewood owns a 50 percent interest in Morristown Epsteins, L.L.C. (“Morristown”) with the remaining 50 percent owned by a third party. Morristown owns an interest in a 76-unit-for-sale luxury condominium community (the “40 Park Condominiums Property”), three of which were unsold at acquisition and two of which remain unsold as of December 31, 2012.  Morristown also owns land where it intends to build a 91-unit, seven story multi-family rental property (the “Lofts at 40 Park Property”).  Morristown also owns a 50 percent residual interest in the entity that owns a 130-unit multi-family rental property (the “Metropolitan Property”) and approximately 60,000 square feet of retail space in two buildings (the “Shops”), Epsteins B Rentals, L.L.C. (“Epsteins”), with the remaining interest owned by Prudential.  All of the properties are located in Morristown, New Jersey.

The operating agreement of Morristown provides, among other things, for the distribution of net available cash to the members, as follows:

•	to pay accrued and unpaid interest at a rate of eight percent on the balance note, as defined;
•	to Rosewood in an amount equal to its current year’s annual preferred return rate of eight percent on its adjusted capital, as defined;
•	to pay the outstanding balance remaining on the balance note, which was $2.3 million as of December 31, 2012;
•	to Rosewood in an amount equal to its adjusted capital balance, which was $3.2 million as of December 31, 2012; and
•	to the members in accordance with their ownership percentages.

The operating agreement of Rosewood provides, among other things, for the distribution of net cash flow to the members in accordance with their ownership percentages.

PR II/Morristown Prudential, LLC, an affiliate of Prudential, has a 15 percent participating interest in the net sales proceeds from the sale of the 40 Park Condominiums Property units, as defined, pursuant to an August 2011 Participation Agreement, related to a previously satisfied mezzanine loan.

In general, the operating agreement of Epsteins provides that operating cash flows are distributed to members first to Prudential and then to Rosewood based on a nine percent return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with  their ownership percentages.  As of December 31, 2012, Prudential had a capital balance of $14.7 million and Rosewood had a capital balance of $0.7 million.  There was no accumulated unpaid operating return as of December 31, 2012.

Net cash flows from a capital event are distributed first to the extent of any accumulated unpaid operating return balance and then to repay each members’ capital balance in the same priority as operating cash flows, with any excess distributed to the members in accordance with their ownership percentages.

Epsteins has a mortgage loan, with a balance of $48.5 million as of December 31, 2012, which bears interest at LIBOR plus 275 basis points and matures in February 2014 and requires a $1.9 million principal payment in August 2013.  The interest-only loan is collateralized by the Metropolitan Property.

Morristown has a mortgage loan, with a balance of $1.1 million as of December 31, 2012, which bears interest at LIBOR plus 250 basis points and matures in September 2013.  The loan is collateralized by the Lofts at 40 Park Property and is fully guaranteed by the Company.

The Company performed management, leasing, and other services for Epsteins and recognized $36,000 in income for such services from October 23, 2012 (the acquisition date) through December 31, 2012.

Overlook Ridge JV, L.L.C.
On October 23, 2012, as part of the Roseland Transaction, the Company acquired a 25 percent indirect interest in an entity that owns a 251-unit multi-family rental property (“Quarrystone I Property”) and a 50 percent indirect interest in an entity that owns a land parcel located in Malden, Massachusetts (“Overlook Phase III”).  The Quarrystone I Property aggregates 278,721 square feet and is located in Malden, Massachusetts.

The Company owns 50 percent of Overlook Ridge JV, L.L.C. (“Overlook Ridge JV”), with the remaining interest owned by Rowe Contracting Company (“Rowe”).

Overlook Ridge JV owns a 50 percent interest in the property-owning entity, LR JV-C Associates, L.L.C. (“LR Overlook”), with the remaining interest owned by Lennar Massachusetts Properties Inc. (“Lennar”) and a 100 percent interest in the property-owning entity LR Overlook Phase III, L.L.C. (“LR Overlook Phase III”).

In general, the operating agreement of LR Overlook provides, among other things, for distributions of cash flow to the members in accordance with their ownership percentages, subject to the repayment of priority partnership loans.

As of December 31, 2012, Lennar has a priority partnership loan of $18.2 million, which has an accrued interest balance of $11.7 million.

The operating agreement of Overlook Ridge JV provides, among other things, for the distribution of distributable cash, as defined, to the members, as follows:

•	First, to the members in proportion to their respective unrecovered capital percentages, as defined in the agreement, until each member’s unrecovered capital has been reduced to zero; and
•	Second, to the members in accordance with their ownership percentages.

LR Overlook has mortgage loans, with a balance of $69.9 million as of December 31, 2012, which mature in March 2013.  The senior loan, with a balance of $52.9 million, which bears interest at LIBOR plus 200 basis points is collateralized by the Quarrystone I property.  The junior loan, with a balance of $17 million, which bears interest at LIBOR plus 90 basis points is collateralized by a $17 million letter of credit provided by an affiliate of Lennar.

LR Overlook Phase III has a mortgage loan, with a balance of $5.4 million as of December 31, 2012, which bears interest at a rate of LIBOR plus 400 basis points and matures in March 2013.  The interest-only loan is collateralized by the Overlook Phase III Land.  The Company has guaranteed repayment of up to $1.5 million and all interest under the loan.

The Company performed management, leasing, and other services for LR Overlook and recognized $34,000 in income for such services from October 23, 2012 (the acquisition date) through December 31, 2012.

Overlook Ridge, L.L.C.
On October 23, 2012, as part of the Roseland Transaction, the Company acquired a 50 percent interest in land parcels at Overlook Ridge, L.L.C. (“Overlook Ridge”), referred to as Sites IIIA, IIIC, and IIID (“Overlook Land”), which are located in Malden and Revere, Massachusetts.  The remaining interest in the property-owning entity, Overlook Ridge, is owned by Rowe.

The operating agreement of Overlook Ridge provides, among other things, for the distribution of net cash flow to the members, as follows:

•
First, to the members in proportion to their unrecovered capital percentages, as defined, until the cumulative amounts distributed  equal such member’s return of six percent on the unrecovered capital; and

•	Second, to the members in accordance with their ownership percentages.

In addition, the operating agreement provides that both Rowe and the Company receive a notional land capital account based on the development of each Overlook Land, as defined.  Based on the anticipated development of each remaining Overlook Land, the total notional land capital account is approximately $20 million, and is allocated 97 percent to Rowe and three percent to the Company.

Overlook Ridge has a mortgage loan collateralized by Overlook Land, not to exceed $52.0 million, with a balance of $16 million as of December 31, 2012.  The loan bears interest at a rate of LIBOR plus 350 basis points and matures in March 2014.  The loan, subject to certain conditions, provides a one-year extension option with a fee of 25 basis points.  The Company has guaranteed repayment of the outstanding principal balance of the loan.

Overlook Ridge JV 2C/3B, LLC
On October 23, 2012, as part of the Roseland Transaction, the Company acquired a 25 percent indirect residual interest in a to-be-built, 371-unit multi-family rental development spanning four buildings (the “Overlook 2C/3B Project”) which is located in Malden, Massachusetts.  Construction began in January 2013 with anticipated initial deliveries in July 2014.

The Company owns a 50 percent interest in Overlook Ridge JV 2C/3B, L.L.C. (“Overlook 2C/3B”) with the remaining interest owned by Rowe.  Overlook 2C/3B owns a 50 percent interest in the development project-owning entity, Overlook Ridge Apartments Investors LLC (“Overlook Apartments Investors”) with the remaining interests owned by Overlook Ridge Apartments Member LLC (“Overlook Apartments Member”).  Pursuant to the operating agreement Overlook Apartments Member is required to fund $23.9 million of the total development costs of $79.4 million, with the balance to be funded by a $55.5 million construction loan.

In general, the operating agreement of Overlook Apartments Investors provides that operating cash flows are distributed to members first to Overlook Apartments Member and then to Overlook 2C/3B based on a 6.5 percent preferred return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with their ownership percentages.  As of December 31, 2012, Overlook Apartments Member had a capital balance of $17.6 million with an accumulated unpaid preferred return of $49,000.  It is anticipated that Overlook 2C/3B will not be required to fund any capital.

Net cash flows from a capital event are distributed first to the extent of any accumulated unpaid preferred return, then to repay each members’ capital balance in the same priority as operating cash flows, then 100 percent to Overlook Apartments Member until it receives a nine percent IRR, and then 70 percent to Overlook Apartments Member and 30 percent to Overlook 2C/3B, pari passu, until Overlook Apartments Member receives an 11 percent IRR, as defined, with any excess distributed to the members in accordance with their ownership percentages.

Overlook 2C/3B and its affiliates are restricted from commencing any new residential real property development at Overlook Ridge until January 2015, without the prior written consent of Overlook Apartments Member.  Thereafter, Overlook Apartments Member has a right of first offer to participate in future Overlook Ridge Projects, all as more fully set forth in the operating agreement of Overlook Ridge Apartments Investors.

Overlook Apartments Investors has a construction loan not to exceed $55.5 million with no balance as of December 31, 2012, which bears interest at LIBOR plus 250 basis points and matures in December 2015.  The loan provides, subject to certain conditions, two one-year extension options with a fee of 25 basis points each.  The Company has guaranteed lien-free completion of the project to the lender and Overlook Apartments Member.  The Company has also guaranteed repayment of $8.3 million of the loan.  Upon the project achieving a debt service coverage ratio of 1.25, as defined, the repayment guaranty ends.  Additionally, the Company has guaranteed payment of all interest due under the loan.  On January 18, 2013 the interest rate on an amount not expected to exceed 95 percent of the outstanding loan balance was fixed at 3.0875 percent from September 3, 2013 to November 2, 2015.

The operating agreement of Overlook 2C/3B provides, among other things, for the distribution of net operating cash flow to the members, as follows:

•	First, to each member in proportion to and to the extent of such member’s unrecovered return of nine percent on unrecovered capital; and
•	Second, to the members in accordance with their ownership percentages.

Rowe had an unrecovered notional capital account balance of $7.2 million and the Company has an unrecovered capital account with $0.2 million associated with its land capital as of December 31, 2012.

The Company performed development, management and other services for Overlook Apartments Investors and recognized $403,000 in income for such services from October 23, 2012 (the acquisition date) through December 31, 2012.

Roseland/North Retail, L.L.C.
On October 23, 2012, as part of the Roseland Transaction, the Company acquired a 20 percent residual interest in Port Imperial North Retail, L.L.C. (“PI North Retail”), an entity that owns commercial condominium units (the “Riverwalk Property”), with the remaining interest owned by PR II Port Imperial Retail, LLC (“Prudential-PI”).  The Riverwalk Property aggregates 30,745 square feet of retail space and is located in West New York, New Jersey.

In general, the operating agreement of PI North Retail provides that operating cash flows are distributed first to Prudential-PI and then to the Company based on a nine percent operating return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with ownership percentages.  As of December 31, 2012, Prudential-PI had a capital balance of $4.4 million and an accumulated unpaid operating return of $1.2 million and the Company had no capital balance.

Net cash flows from a capital event are distributed first to the extent of any accumulated unpaid operating return and then to repay each members’ capital balance in the same priority as operating cash flows, with any excess distributed to the members in accordance with their ownership percentages.

The Company performed management, leasing, and other services for PI North Retail and recognized $6,000 in income for such services from October 23, 2012 (the acquisition date) through December 31, 2012.

BNES Associates III
On October 23, 2012, as part of the Roseland Transaction, the Company acquired a 31.25 percent indirect interest in an entity that owns a 106,345 square foot fully-leased office property located in West Orange, New Jersey.

The Company owns 50 percent of BNES Associates III (“BNES”), with the remaining interest owned by L.A.H. Partners Crystal Lake, L.L.C.  BNES owns a 62.50 percent interest in the property-owning entity, The Offices at Crystal Lake, L.L.C. (“Crystal Lake”).

The operating agreement of Crystal Lake provides, among other things, for the distribution of net cash flow to the members in accordance with their percentage interests.

Crystal Lake has a mortgage loan, with a balance of $7.9 million as of December 31, 2012 collateralized by the office property, which bears interest at 4.76 percent and matures in November 2023.

Portside Master Company, L.L.C.
On October 23, 2012, as part of the Roseland Transaction, the Company acquired a 38.25 percent indirect residual interest in a to-be-built, 176-unit multi-family rental property (“Portside at Pier One Building Seven Property”).  The Portside at Pier One Building Seven Project is located in East Boston, Massachusetts and began construction in December 2012 with anticipated initial deliveries in July 2014.  The project is subject to a ground lease with the Massachusetts Port Authority.  The ground lease provides for fixed and percentage rent.

The Company owns 85 percent of Portside Master Company, L.L.C. (“Portside Master”) with the remaining interest owned by Portside Boston, L.L.C.  Portside Master holds a 45 percent interest in the development project-owning entity, Portside Apartment Holdings, L.L.C. (“Portside Apartment Holdings”) with the remaining interest owned by PR II Portside Investors L.L.C. (“Prudential Portside”).  Pursuant to the operating agreement, Prudential Portside is required to fund $23.8 million of the estimated total development costs of $66.3 million, with the balance to be funded by a $42.5 million construction loan.

In general, the operating agreement of Portside Apartment Holdings provides that operating cash flows are distributed to members first to Prudential Portside and then to Portside Master based on a nine percent operating return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with their ownership percentages.  As of December 31, 2012, Prudential Portside had a capital balance of $4.3 million and an unpaid operating return of $25,000.  It is anticipated that Portside Master will not be required to fund any capital.

Net cash flows from a capital event are distributed first to the extent of any accumulated unpaid operating return, then to repay each members’ capital balance in the same priority as operating cash flows, and then 65 percent to Prudential Portside and 35 percent to Portside Master, pari passu, until Prudential Portside receives a 12 percent IRR, as defined, with any excess distributed to the members in accordance with their ownership percentages.

Sites 5 and 6, adjacent to The Portside at Pier One Building Seven Property, are presently ground leased to an affiliate of Portside Apartment Holdings.  A to-be-determined investment fund of Prudential Real Estate Investors has the right to participate in the development, operation and ownership of Sites 5 and/or 6 on terms, covenants and conditions substantially similar and consistent with those contained in The Portside at Pier One Building Seven Property documents.

The operating agreement of Portside Master provides, among other things, for the distribution of net cash flow to the members in accordance with their ownership percentages.

Portside Apartment Holdings has a construction loan in an amount not to exceed $42.5 million with no balance at December 31, 2012, which bears interest at LIBOR plus 250 basis points and matures in December 2015.  The loan provides, subject to certain conditions, two one-year extension options with a fee of 12.5 basis points for year one and 25 basis points for year two.  The Company has guaranteed lien-free completion of the project to the lender, Prudential Portside and Massachusetts Port Authority.  The Company has also guaranteed repayment of 50 percent of the loan until project completion, when the repayment guaranty is reduced to 25 percent.  The Company’s repayment guaranty is further reduced to 10 percent upon achieving a debt service coverage ratio of 1.25, as defined.  Additionally, the Company has guaranteed payment of all interest due under the loan.

The Company performed development, management and other services for Portside Apartment Holdings and recognized $89,000 in income for such services from October 23, 2012 (the acquisition date) through December 31, 2012.

PruRose Port Imperial South 13, LLC
On October 23, 2012, as part of the Roseland Transaction, the Company acquired a 20 percent residual interest in a to-be-built, 280-unit multi-family rental property (“Port Imperial 13”) located in Weehawken, New Jersey.  Port Imperial 13 began construction in January 2013 with anticipated initial deliveries in August 2014.

The remaining interest in the PruRose Port Imperial South 13, LLC (“PruRose 13”) is owned by PR II Port Imperial South 13 Investor LLC (“Prudential 13”).  Pursuant to the operating agreement, Prudential 13 is required to fund $23.1 million of the estimated total development costs of $96.4 million, not including contributed land capital of $21 million, which is allocated $19.2 million to Prudential 13 and $1.8 million to the Company, with the balance to be funded by a $73.4 million construction loan.

In general, the operating agreement of PruRose 13 provides that operating cash flows are distributed to members first to Prudential 13 and then to the Company based on a nine percent operating return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with their ownership percentages.  As of December 31, 2012, Prudential 13 had a capital balance of $28.8 million and an accumulated unpaid operating return of $0.4 million and the Company had a capital balance of $1.8 million and an accumulated unpaid operating return of $1,800.

Net cash flows from a capital event are distributed first to the extent of any accumulated unpaid operating return and then to repay each members’ capital balance in the same priority as operating cash flows, with any excess distributed to the members in accordance with their ownership percentages.

Subject to an agreement, 20 percent of distributions received by the Company, in excess of an eight percent IRR, shall be paid to another party.

PruRose 13 has a construction loan in an amount not to exceed $73.4 million with no balance at December 31, 2012.  The loan bears interest at a rate of LIBOR plus 225 basis points and matures in June 2016.  The loan provides, subject to certain conditions, one-year extension option followed by a six-month extension option with a fee of 25 basis points each.  The Company has guaranteed lien-free completion of the project to the lender and Prudential.  The Company has also guaranteed repayment of up to $11 million of the loan.   The Company’s guaranty of repayment is reduced to $7.4 million upon achieving a debt service coverage ratio of 1.25, and to zero upon achieving a debt service coverage ratio of 1.40, as defined.  Additionally, the Company has guaranteed payment of all interest due under the loan.  On December 28, 2012 the interest rate on an amount not expected to exceed 95 percent of the outstanding loan balance was fixed at 2.89 percent from July 1, 2013 to January 1, 2016.

The Company performed development, management and other services for PruRose 13 and recognized $203,000 in income for such services from October 23, 2012 (the acquisition date) through December 31, 2012.

Roseland/Port Imperial Partners, L.P.
On October 23, 2012, as part of the Roseland Transaction, the Company acquired a 20 percent residual interest in a to-be-built, 363-unit multi-family rental property (the “Parcel C Project”), undeveloped land parcels, parcels 6, I and J (“Port Imperial North Land”), and a parcel of land with a ground lease to a retail tenant all located in West New York, New Jersey.

The remaining interests in the development project-owning entity, Roseland/Port Imperial Partners, L.P. (“Roseland/PI”) are owned 79 percent by Prudential and one percent by Prudential-Port Imperial LLC (“Prudential LLC”).

The operating agreement of Roseland/PI provides, among other things, for the distribution of net cash flow to the members, as follows:

•
to Prudential and Prudential LLC, in proportion to the excess of their operating return of ten percent on Prudential’s Parcel C contribution, as defined, accrued to the date of such distribution over the aggregate amounts previously distributed to such partner for such return;

•
to the partners, to the extent of any excess of such partner’s operating return of ten percent on its additional capital contributions over the aggregate amounts previously distributed for such return; and

•	to the partners in accordance with their percentage interests.

As of December 31, 2012, Prudential and Prudential LLC had a Parcel C capital balance of $18.1 million and an accumulated unpaid operating return of $2.2 million.

In addition, the operating agreement provides each member a land capital account associated with the Port Imperial North Land.  As of December 31, 2012, Prudential and Prudential LLC had a land capital account balance of $57.7 million and the Company had a land capital account of $5.0 million.  The land capital account balances do not earn a return and will be contributed to a development entity upon construction start for each development parcel, as defined.

RoseGarden Marbella South, L.L.C.
On October 23, 2012, as part of the Roseland Transaction, the Company acquired a 24.27 percent indirect residual interest in a to-be-built, 311-unit high-rise multi-family rental property (the “Marbella II Project”) which is located in Jersey City, New Jersey.  The Marbella II Project is scheduled to begin construction in the near term.

The Company owns 48.5325 percent of RoseGarden Marbella South, L.L.C. (“RoseGarden South”), with the remaining interest owned by MG Marbella Partners II, L.L.C.

RoseGarden South holds a 50 percent interest in the development project-owning entity, PruRose Marbella II, L.L.C. (“PruRose/Marbella II”), with the remaining interest owned by PRISA III Investments LLC, (“Prudential-Marbella II”).

In general, the operating agreement of PruRose/Marbella II provides that operating cash flows are distributed to members first to Prudential-Marbella II and then to RoseGarden South based on a nine percent operating return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with their ownership percentages.  As of December 31, 2012, Prudential-Marbella II had a capital balance of $3.2 million and an accumulated unpaid operating return of $0.1 million. It is not anticipated that RoseGarden South will be required to fund any capital.

Net cash flows from a capital event are distributed first to the extent of any accumulated unpaid operating return and then to repay each members’ capital balance in the same priority as operating cash flows, with any excess distributed to the members in accordance with their ownership percentages.

Net cash flow for RoseGarden South is distributed to the members in accordance with their ownership percentages.

The Company performed development, management and other services for PruRose Marbella II and recognized $11,000 in income for such services from October 23, 2012 (the acquisition date) through December 31, 2012.

PruRose Riverwalk G, L.L.C.
On October 23, 2012, as part of the Roseland transaction, the Company acquired a 25 percent indirect residual interest in a to-be-built, 12-story, 316-unit multi-family rental property (the “RiverTrace Project”).  The RiverTrace Project is located in West New York, New Jersey. The RiverTrace Project began construction in November 2011 with anticipated initial deliveries in December 2013.

The Company owns 50 percent of PruRose Riverwalk G. L.L.C. (“PruRose Riverwalk”) with the remaining interest owned by Prudential.

PruRose Riverwalk owns a 50 percent interest in the project-owning entity, Riverwalk G Urban Renewal, L.L.C. (“Riverwalk G”), with the remaining interest owned by West New York Parcel G Apartments Investors, LLC (“Investor”).  Pursuant to the operating agreement, Investor is required to fund $35 million of the estimated total development costs of $118.1 million, with the balance to be funded by an $83.1 million construction loan.

In general, the operating agreement of Riverwalk G provides that operating cash flows are distributed to members first to Investor and then to PruRose Riverwalk based on a 7.75 percent operating return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with their ownership percentages.  As of December 31, 2012, Investor had a capital balance of $35.0 million and an unpaid operating return of $3.7 million.  It is not anticipated that PruRose Riverwalk will be required to fund any capital.

Net cash flows from a capital event are distributed first to the extent of any accumulated unpaid operating return, then to repay each members’ capital balance in the same priority as operating cash flows, and then 100 percent to Investor until Investor receives a 7.75 percent IRR, as defined, with any excess distributed to the members in accordance with their ownership percentages.

The operating agreement of PruRose Riverwalk provides, among other things, for the distribution of net cash flow to the members in accordance with their ownership percentages.  In addition, the operating agreement requires that the initial $1.3 million in distributions to the Company be redirected to Prudential.

Riverwalk G has a construction loan in an amount not to exceed $83.1 million, with a balance of $18.8 million as of December 31, 2012, which bears interest at six percent and matures in July 2021.  The interest-only loan is collateralized by the RiverTrace Project. The Company has guaranteed a lien-free completion of the project to the lender and Investor.  The Company fully guarantees the loan until six months after completion of the project.

The Company performed development, management and other services for Riverwalk G and recognized $133,000 in income for such services from October 23, 2012 (the acquisition date) through December 31, 2012.

ELMAJO Urban Renewal Associates, LLC
On October 23, 2012, as part of the Roseland Transaction, the Company acquired a 7.5 percent residual interest in a to-be-built, three-building, 588 multi-family rental property located in Weehawken, New Jersey (the “Lincoln Harbor Project”), with the remaining interest owned by ELMAJO Management, Inc. (“EMI”).  The first phase, Building A, with 181 units, and Building C, with 174 units, is under construction and Building B has a tentative start date in 2013.  Estimated total development costs for the Lincoln Harbor Project is $225 million. EMI is required to fund any capital requirements in excess of construction financing.  The Company has no funding requirements to the venture.

The operating agreement of ELMAJO Urban Renewal Associates, LLC (“ELMAJO UR”), the entity which owns the Lincoln Harbor Project, provides, among other things, for the distribution of net distributable cash to the members, as follows:

•	First, to the members to the extent of and in proportion to their respective preferred return of 8.50 percent on the member’s unrecovered capital; and
•	Second, to the members in accordance with their ownership percentages.

As of December 31, 2012, EMI had a capital balance of $64.3 million and an unpaid preferred return of $8.7 million.

ELMAJO UR has a construction loan for Building A and Building C in an amount not to exceed $95 million, with a balance of $4.1 million as of December 31, 2012, which bears interest at LIBOR plus 210 basis points and matures in June 2016.  The loan provides, subject to certain conditions, a one-year extension option with a fee of 25 basis points.

The Company performed development and other services for ELMAJO UR and recognized $74,000 in income for such services from October 23, 2012 (the acquisition date) through December 31, 2012.

Riverpark at Harrison I, L.L.C.
On October 23, 2012, as part of the Roseland Transaction, the Company acquired a 36 percent interest in a multi-phase project located in Harrison, New Jersey (the “Riverpark Project”).  Construction of a 141-unit multi-family rental property of the Riverpark Project is projected to start in the near term.  Estimated total development costs of $24.2 million are expected to be funded with a $22.9 million construction loan, with the balance to be funded with member capital.  The Company is required to fund 40.5 percent of capital.

The remaining interests in the development project-owning entity, Riverpark at Harrison I Urban Renewal, L.L.C. (“Riverpark”) are owned 36 percent by Chall Enterprises, L.L.C. and 28 percent by an investor group.

In general, the operating agreement of Riverpark provides, among other things, for the distribution of net cash flow to the members in accordance with their ownership percentages.

150 Main Street, L.L.C.
On October 23, 2012, as part of the Roseland Transaction, the Company acquired a 26.25 percent interest in a to-be-built, 108-unit multi-family rental property located in Eastchester, New York (the “Eastchester Project”).

The remaining interests in the development project-owning entity, 150 Main Street, L.L.C. (“Eastchester”) are owned 26.25 percent by JMP Eastchester, L.L.C. and 47.5 percent by Hudson Valley Land Holdings, L.L.C. (“HVLH”).  The Eastchester Project is expected to start in the near term.  Estimated total development costs of $46 million are expected to be funded with a $37.5 million construction loan and the balance of $8.5 million to be funded with member capital.

The operating agreement of Eastchester provides, among other things, for the distribution of net operating cash flow to the members, as follows:

•	to HVLH to the extent of its accrued but unpaid preferred return of eight percent on the unrecovered allocated land value, as defined;
•	to the members, pro rata, to the extent of their respective accrued but unpaid return of eight percent on their unrecovered capital percentages; and
•	to the members in accordance with their ownership percentages.

Net cash flows from a capital event are distributed to the members, first, in respect of unrecovered return and then unrecovered capital on a pro rata basis, with any excess in accordance with their ownership percentages.

The Company is in discussions with the venture to contribute $6.5 million for an additional 50 percent interest.  If this occurs, the Company will own 63.25 percent of Eastchester.

RoseGarden Monaco, L.L.C.
On October 23, 2012, as part of the Roseland Transaction, the Company acquired a 41.67 percent interest in the rights to acquire a land parcel (“San  Remo Land”) located in Jersey City, New Jersey, pursuant to an agreement which expires in 2017.

The remaining interest in the rights-owning entity, RoseGarden Monaco, L.L.C. is owned by MG Monaco Partners, L.L.C.  The operating agreement requires capital contributions and distributions in accordance with their ownership percentages.

Hillsborough 206 Holdings, L.L.C.
On October 23, 2012, as part of the Roseland Transaction, the Company acquired a 50 percent interest in a site zoned for retail uses (excluding supermarkets) which is located in Hillsborough, New Jersey.

The remaining interest in the property-owning entity, Hillsborough 206 Holdings, L.L.C. (“Hillsborough 206”) is owned by BNE Investors VIII, L.L.C.

The operating agreement of Hillsborough 206 provides, among other things, for the distribution of distributable cash to the members, in accordance with their ownership percentages.

Grand Jersey Waterfront Urban Renewal Associates, L.L.C.
On October 23, 2012, as part of the Roseland Transaction, the Company acquired a 50 percent interest in an entity designated as redeveloper of a land parcel (“Liberty Landings”) located in Jersey City, New Jersey.  The remaining interest in the entity, Grand Jersey Waterfront Urban Renewal Associates, L.L.C., is owned by Waterfront Realty Company, L.L.C.

Capital requirements are funded in accordance with ownership percentages.

5.      DEFERRED CHARGES, GOODWILL AND OTHER ASSETS

	December 31,
(dollars in thousands)	2012	2011
Deferred leasing costs	$267,197	$261,106
Deferred financing costs	20,447	16,158
	287,644	277,264
Accumulated amortization	(131,613)	(123,597)
Deferred charges, net	156,031	153,667
In-place lease values, related intangible and other assets, net	19,284	28,055
Goodwill	2,945	-
Prepaid expenses and other assets, net	26,614	28,748

Total deferred charges, goodwill and other assets	$204,874	$210,470

6.      RESTRICTED CASH

Restricted cash includes security deposits for certain of the Company’s properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following:  (dollars in thousands)

	December 31,
	2012	2011
Security deposits	$7,165	$7,198
Escrow and other reserve funds	12,174	13,518

Total restricted cash	$19,339	$20,716

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

At March 31, 2012, the Company identified as held for sale its 47,700 square foot office building located at 95 Chestnut Ridge Road in Montvale, New Jersey.  The Company determined that the carrying amount of this property was not expected to be recovered from estimated net sales proceeds and, accordingly, recognized a valuation allowance of $0.5 million at March 31, 2012.  On July 25, 2012, the Company sold the building for approximately $4.0 million (with no gain from the sale).

At March 31, 2012, the Company identified as held for sale three office buildings totaling 222,258 square feet in Moorestown, New Jersey.  The Company determined that the aggregate carrying amount of these properties was not expected to be recovered from estimated net sales proceeds and, accordingly, recognized a valuation allowance of $1.6 million at June 30, 2012.  On November 7, 2012, the Company sold the buildings for approximately $19.4 million and recognized a loss of approximately $0.1 million from the sale.

At December 31, 2012, the Company identified as held for sale its 248,400 square foot office building located at 19 Skyline Drive in Hawthorne, New York.  The Company determined that the carrying amount of this property was not expected to be recovered from estimated sales proceeds and accordingly recognized a valuation allowance of $7.1 million at December 31, 2012.  Also at December 31, 2012, the Company identified as held for sale its 204,057 square foot office building located at 55 Corporate Drive in Bridgewater, New Jersey.  The two properties held for sale at December 31, 2012 carried an aggregate book value of $60.9 million, net of accumulated depreciation of $16.8 million and a valuation allowance of $7.1 million.

The Company has presented all of the above properties as discontinued operations in its statements of operations for all periods presented.

The following table summarizes income from discontinued operations and the related realized gains (losses) and unrealized losses on disposition of rental property, net, for the years ended December 31, 2012, 2011 and  2010:  (dollars in thousands)

	Years Ended December 31,
	2012	2011	2010
Total revenues	$12,772	$15,174	$15,992
Operating and other expenses	(4,491)	(6,263)	(7,768)
Depreciation and amortization	(3,090)	(3,538)	(3,985)
Interest expense (net of interest income)	(428)	(1,788)	(1,397)

Income from discontinued operations	4,763	3,585	2,842

Unrealized losses on disposition of rental property	(9,213)	-	(9,521)
Realized gains (losses) on
disposition of rental property, net	4,438	-	4,447

Realized gains (losses) and unrealized losses on
disposition of rental property, net	(4,775)	-	(5,074)

Total discontinued operations, net	$(12)	$3,585	$(2,232)

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

On November 20, 2012, the Company completed the sale of $250 million face amount of 2.50 percent senior unsecured notes due December 15, 2017 with interest payable semi-annually in arrears. The net proceeds from the issuance of $246.4 million, after underwriting discount and offering expenses, were used primarily to repay outstanding borrowings under the Company’s unsecured revolving credit facility.

A summary of the Company’s senior unsecured notes as of December 31, 2012 and 2011 is as follows: (dollars in thousands)

	December 31,
	2012	2011	Effective Rate (1)
5.250% Senior Unsecured Notes, due January 15, 2012 (2)	-	$99,988	5.457%
6.150% Senior Unsecured Notes, due December 15, 2012 (3)	-	94,438	6.894%
5.820% Senior Unsecured Notes, due March 15, 2013 (4)	-	25,972	6.448%
4.600% Senior Unsecured Notes, due June 15, 2013	$99,987	99,958	4.742%
5.125% Senior Unsecured Notes, due February 15, 2014	200,270	200,509	5.110%
5.125% Senior Unsecured Notes, due January 15, 2015	149,810	149,717	5.297%
5.800% Senior Unsecured Notes, due January 15, 2016	200,237	200,313	5.806%
2.500% Senior Unsecured Notes, due December 15, 2017	248,560	-	2.803%
7.750% Senior Unsecured Notes, due August 15, 2019	248,585	248,372	8.017%
4.500% Senior Unsecured Notes, due April 18, 2022	299,445	-	4.612%

Total senior unsecured notes	$1,446,894	$1,119,267

(1)	Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount/premium on the notes, as applicable.
(2)	These notes were paid at maturity, primarily from borrowing on the Company’s unsecured revolving credit facility.
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

As of December 31, 2012 the Company had no outstanding borrowings under its unsecured revolving credit facility, and $56 million outstanding as of December 31, 2011.

Through October 20, 2011, the Company had a $775 million unsecured revolving credit facility.  The interest rate on outstanding borrowings was LIBOR plus 55 basis points.

MONEY MARKET LOAN
The Company has an agreement with JPMorgan Chase Bank to participate in a noncommitted money market loan program (“Money Market Loan”).  The Money Market Loan is an unsecured borrowing of up to $75 million arranged by JPMorgan Chase Bank with maturities of 30 days or less.  The rate of interest on the Money Market Loan borrowing is set at the time of each borrowing.  As of December 31, 2012 and 2011, the Company had no outstanding borrowings under the Money Market Loan.

10.      MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties.  As of December 31, 2012, 31 of the Company’s properties, with a total book value of approximately $1.0 billion, are encumbered by the Company’s mortgages and loans payable.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

A summary of the Company’s mortgages, loans payable and other obligations as of December 31, 2012 and 2011 is as follows: (dollars in thousands)

Property Name	Lender	Effective Rate (a)	2012	December 31, 2011	Maturity
2200 Renaissance Boulevard (b)	Wachovia CMBS	5.888%	-	$16,171	-
Soundview Plaza (c)	Morgan Stanley Mortgage Capital	6.015%	-	15,531	-
One Grande Commons (d)	Capital One Bank	LIBOR +2.00%	-	11,000	-
581 Main Street (e)	Valley National Bank	6.935%	-	16,338	-
Port Imperial South (h)	Wells Fargo Bank N.A.	LIBOR+2.75%	$42,168	-	03/23/13
9200 Edmonston Road	Principal Commercial Funding L.L.C.	5.534%	4,305	4,479	05/01/13
Port Imperial South 4/5 (h)	Wells Fargo Bank N.A.	LIBOR+3.50%	34,889	-	09/30/13
6305 Ivy Lane	John Hancock Life Insurance Co.	5.525%	5,984	6,245	01/01/14
395 West Passaic	State Farm Life Insurance Co.	6.004%	10,231	10,781	05/01/14
6301 Ivy Lane	John Hancock Life Insurance Co.	5.520%	5,667	5,899	07/01/14
35 Waterview Boulevard	Wachovia CMBS	6.348%	18,746	19,051	08/11/14
6 Becker, 85 Livingston,	Wachovia CMBS	10.220%	63,126	62,127	08/11/14
75 Livingston &
20 Waterview
4 Sylvan	Wachovia CMBS	10.190%	14,485	14,438	08/11/14
10 Independence	Wachovia CMBS	12.440%	16,251	15,908	08/11/14
4 Becker	Wachovia CMBS	9.550%	38,274	37,769	05/11/16
5 Becker	Wachovia CMBS	12.830%	12,507	12,056	05/11/16
210 Clay	Wachovia CMBS	13.420%	12,275	11,844	05/11/16
51 Imclone	Wachovia CMBS	8.390%	3,878	3,886	05/11/16
Various (f)	Prudential Insurance	6.332%	149,281	150,000	01/15/17
23 Main Street	JPMorgan CMBS	5.587%	30,395	31,002	09/01/18
Harborside Plaza 5	The Northwestern Mutual Life	6.842%	228,481	231,603	11/01/18
	Insurance Co. & New York Life
	Insurance Co.
223 Canoe Brook Road (h)	The Provident Bank	4.375%	3,945	-	02/01/19
100 Walnut Avenue	Guardian Life Insurance Co.	7.311%	19,025	19,241	02/01/19
One River Center (g)	Guardian Life Insurance Co.	7.311%	43,582	44,079	02/01/19

Total mortgages, loans payable and other obligations			$757,495	$739,448

(a)
Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs, mark-to-market adjustment of acquired debt and other transaction costs, as applicable.

(b)	On March 28, 2012, the Company transferred the deed for 2200 Renaissance Boulevard to the lender in satisfaction of its obligations. See Note 7: Discontinued Operations.

(c)	On September 4, 2012, the Company repaid this mortgage loan at par, using borrowings under the Company’s unsecured revolving credit facility.

(d)	On November 21, 2012, the Company repaid this mortgage loan at par, using proceeds from the sale of senior unsecured notes on November 20, 2012.
(e)
On November 20, 2012, the Company repaid this mortgage loan, including a prepayment premium, using proceeds from the sale of senior unsecured notes on November 20, 2012.  In connection with this payoff, the Company recorded approximately $0.5 million as a loss from early extinguishment of debt.

(f)	Mortgage is collateralized by seven properties. The Company has agreed, subject to certain conditions, to guarantee repayment of a portion of the loan.

(g)	Mortgage is collateralized by the three properties comprising One River Center.

(h)	Mortgages assumed in connection with the Roseland Transaction. See Note 3: Roseland Transaction.

SCHEDULED PRINCIPAL PAYMENTS
Scheduled principal payments and related weighted average annual effective interest rates for the Company’s senior unsecured notes (see Note 8), unsecured revolving credit facility and mortgages, loans payable and other obligations as of December 31, 2012 are as follows: (dollars in thousands)

	Scheduled	Principal		Weighted Avg.
	Amortization	Maturities	Total	Effective Interest Rate of
Period	($000’s)	($000’s)	($000’s)	Future Repayments (a)
2013	$10,887	$181,286	$192,173	4.36%
2014	10,185	335,257	345,442	6.82%
2015	8,634	150,000	158,634	5.40%
2016	8,425	273,120	281,545	7.16%
2017	6,423	391,151	397,574	4.12%
Thereafter	6,195	841,881	848,076	6.38%
Sub-total	50,749	2,172,695	2,223,444
Adjustment for unamortized debt
discount/premium and
mark-to-market, net, as of
December 31, 2012	(19,055)	-	(19,055)

Totals/Weighted Average	$31,694	$2,172,695	$2,204,389	5.86%

(a) The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.23 percent as of December 31, 2012.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED
Cash paid for interest for the years ended December 31, 2012, 2011 and 2010 was $120,089,000, $116,772,000 and $153,608,000, respectively.  Interest capitalized by the Company for the years ended December 31, 2012, 2011 and 2010 was $4,342,000, $1,081,000 and $1,912,000, respectively.

SUMMARY OF INDEBTEDNESS
As of December 31, 2012, the Company’s total indebtedness of $2,204,389,000 (weighted average interest rate of 5.86 percent) was comprised of $77,057,000 of variable rate mortgage debt (weighted average rate of 3.32 percent) and fixed rate debt and other obligations of $2,127,332,000 (weighted average rate of 5.95 percent).

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

GENERAL PARTNERS’ CAPITAL

PREFERRED STOCK
The Corporation had 10,000 shares of eight-percent Series C cumulative redeemable perpetual preferred stock issued and outstanding (“Series C Preferred Stock”) in the form of 1,000,000 depositary shares ($25 stated value per depositary share).  Each depositary share represented 1/100th of a share of Series C Preferred Stock.  The Series C Preferred Stock was essentially on an equivalent basis in priority with the Series C Preferred Units of the Company.  On October 28, 2011, the Corporation redeemed its Series C Preferred Stock at a price of $2,500 per share, plus accrued and unpaid dividends through the date prior to the redemption date. The write off of preferred stock issuance costs of $164,000 was included in preferred unit distributions for the year ended December 31, 2011. Concurrent with this transaction, the Company redeemed from the Corporation all issued and outstanding Series C Preferred Units.

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

REPURCHASE OF GENERAL PARTNER UNITS
In September 2012, the Corporation’s Board of Directors renewed and authorized an increase to the Corporation’s repurchase program (“Repurchase Program”).  The Corporation has authorization to repurchase up to $150 million of its outstanding common stock under the renewed Repurchase Program, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.  The Corporation has purchased and retired 394,625 shares of its outstanding common stock for an aggregate cost of approximately $11 million through December 31, 2012, with a remaining authorization under the Repurchase Program of $139 million.  Concurrent with these purchases, the Corporation sold to the Company 394,625 common units for approximately $11 million.

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

STOCK OPTION PLANS
In May 2004, the Corporation established the 2004 Incentive Stock Plan under which a total of 2,500,000 shares have been reserved for issuance.  No options have been granted through December 31, 2012 under this plan.  In September 2000, the Corporation established the 2000 Employee Stock Option Plan (“2000 Employee Plan”) and the Amended and Restated 2000 Director Stock Option Plan (“2000 Director Plan”).  In May 2002, shareholders of the Corporation approved amendments to both plans to increase the total shares reserved for issuance under both of the 2000 plans from 2,700,000 to 4,350,000 shares of the Corporation’s common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan).  In 1994, and as subsequently amended, the Corporation established the Mack-Cali Employee Stock Option Plan (“Employee Plan”) and the Mack-Cali Director Stock Option Plan (“Director Plan”) under which a total of 5,380,188 shares (subject to adjustment) of the Corporation’s common stock had been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan).  As the Employee Plan and Director Plan expired in 2004, and the 2000 Employee Plan and 2000 Director Plan expired in 2010, stock options may no longer be issued under those plans.  Stock options granted under the Employee Plan in 1994 and 1995 became exercisable over a three-year period.  Stock options granted under the 2000 Employee Plan and those options granted subsequent to 1995 under the Employee Plan became exercisable over a five-year period.  All stock options granted under both the 2000 Director Plan and Director Plan became exercisable in one year.  All options were granted at the fair market value at the dates of grant and have terms of ten years.  As of December 31, 2012 and 2011, the stock options outstanding, which were all exercisable, had a weighted average remaining contractual life of approximately 0.1 and 1.1 years, respectively.

Information regarding the Corporation’s stock option plans is summarized below:

	Shares Under Options		Weighted Average Exercise Price	Aggregate Intrinsic Value $(000’s)
Outstanding at January 1, 2010	352,184		$28.74	-
Exercised	(55,508)		$27.10
Lapsed or Cancelled	(1,000)		$26.75
Outstanding at December 31, 2010 ($26.31 – $45.47)	295,676		$29.05	$1,186
Exercised	(107,806)		$28.27
Lapsed or Cancelled	(4,000)		$28.80
Outstanding at December 31, 2011 ($28.47 – $45.47)	183,870		$29.51	-
Exercised/Cancelled	-		-
Outstanding at December 31, 2012 ($28.47 – $45.47)	183,870		$29.51
Options exercisable at December 31, 2011	183,870			-
Options exercisable at December 31, 2012	183,870
Available for grant at December 31, 2011	2,343,337
Available for grant at December 31, 2012	2,276,395	(1)
(1) This amount includes 319,667 Restricted Stock Awards and 5,160 Performance Shares which were issued to certain executives on January 2, 2013, as further described in the September 2012 plans in Stock Compensation below.

Cash received from options exercised under all stock option plans was zero, $3.0 million and $1.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was zero, $496,000 and $349,000, respectively.  The Corporation has a policy of issuing new shares to satisfy stock option exercises.

The Company recognized no stock options expense for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, the Company had $0.7 million of total unrecognized compensation cost related to unvested stock compensation granted under the Corporation’s stock compensation plans.  That cost is expected to be recognized over a weighted average period of one year.

STOCK COMPENSATION
The Corporation has issued stock awards (“Restricted Stock Awards”) to officers, certain other employees, and nonemployee members of the Board of Directors of the Corporation, which allow the holders to each receive a certain amount of shares of the Corporation’s common stock generally over a one to seven-year vesting period, of which 134,328 unvested shares were outstanding at December 31, 2012.  Of the outstanding Restricted Stock Awards issued to executive officers and senior management, 40,877 are contingent upon the Corporation meeting certain performance goals to be set by the Executive Compensation and Option Committee of the Board of Directors of the Corporation each year, with the remaining based on time and service. All Restricted Stock Awards provided to the officers and certain other employees were issued under the 2004 Incentive Stock Plan, 2000 Employee Plan and the Employee Plan. Restricted Stock Awards provided to directors were issued under the 2004 Incentive Stock Plan and the 2000 Director Plan.

Information regarding the Restricted Stock Awards is summarized below:

		Weighted-Average
		Grant – Date
	Shares	Fair Value
Outstanding at January 1, 2010	323,088	$36.58
Granted (a)	111,127	32.10
Vested	(170,978)	34.74
Forfeited	(23,478)	35.70
Outstanding at December 31, 2010	239,759	35.90
Granted (b)	81,736	25.38
Vested	(134,048)	32.39
Outstanding at December 31, 2011	187,447	33.82
Granted (c)	70,758	25.28
Vested	(123,877)	31.30
Outstanding at December 31, 2012	134,328	$31.65

(a)
Included in the 111,127 Restricted Stock Awards granted in 2010 were 51,970 awards granted to the Corporation’s five executive officers, Mitchell E. Hersh, Barry Lefkowitz, Roger W. Thomas, Michael Grossman and Mark Yeager.

(b)
Included in the 81,736 Restricted Stock Awards granted in 2011 were 51,970 awards granted to the Corporation’s four executive officers, Mitchell E. Hersh, Barry Lefkowitz, Roger W. Thomas and Michael Grossman.

(c)	Included in the 70,758 Restricted Stock Awards granted in 2012 were 42,273 awards granted to the Corporation’s three executive officers, Mitchell E. Hersh, Barry Lefkowitz and Roger W. Thomas.

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

During the years ended December 31, 2012, 2011 and 2010, 17,834, 14,886 and 12,563 deferred stock units were earned, respectively.  As of December 31, 2012 and 2011, there were 115,331 and 98,009 director stock units outstanding, respectively.

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

Unit Transactions
As of December 31, 2012, 2011 and 2010, the Company had 12,141,836, 12,197,122 and 13,007,668 common units outstanding, respectively.

EARNINGS PER UNIT
Basic EPU excludes dilution and is computed by dividing net income available to common unitholders by the weighted average number of units outstanding for the period.  Diluted EPU reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following information presents the Company’s results for the years ended December 31, 2012, 2011 and 2010 in accordance with ASC 260, Earning Per Unit:  (dollars in thousands)

	Year Ended December 31,
Computation of Basic EPU	2012	2011	2010
Income from continuing operations	$46,281	$77,802	$65,671
Add: Noncontrolling interest in consolidated joint ventures	330	402	262
Deduct: Preferred unit distributions	-	(1,736)	(2,000)
Income from continuing operations available to common unitholders	46,611	76,468	63,933
Income (loss) from discontinued operations available to common
unitholders	(12)	3,585	(2,232)
Net income available to common unitholders	46,599	80,053	61,701

Weighted average common units	99,922	98,855	92,373

Basic EPU:
Income from continuing operations available to common unitholders	$0.47	$0.77	$0.69
Income (loss) from discontinued operations available to common
unitholders	-	0.04	(0.02)
Net income available to common unitholders	$0.47	$0.81	$0.67

	`
Computation of Diluted EPU	2012	2011	2010
Income from continuing operations available to common unitholders	$46,611	$76,468	$63,933
Income (loss) from discontinued operations for diluted earnings
per unit	(12)	3,585	(2,232)
Net income available to common unitholders	$46,599	$80,053	$61,701

Weighted average common unit	99,996	98,962	92,477

Diluted EPU:
Income from continuing operations available to common unitholders	$0.47	$0.77	$0.69
Income (loss) from discontinued operations available to common
unitholders	-	0.04	(0.02)
Net income available to common unitholders	$0.47	$0.81	$0.67

The following schedule reconciles the units used in the basic EPU calculation to the units used in the diluted EPU calculation: (in thousands)

	Year Ended December 31,
	2012	2011	2010
Basic EPU units	99,922	98,855	92,373
Stock options	-	18	44
Restricted Stock Awards	74	89	60
Diluted EPU units	99,996	98,962	92,477

Not included in the computations of diluted EPU were 183,870, 15,000 and 15,000 stock options as such securities were anti-dilutive during the years ended December 31, 2012, 2011 and 2010, respectively.  Unvested restricted stock outstanding as of December 31, 2012, 2011 and 2010 were 134,328, 187,447 and 239,759, respectively.

Distributions declared per common unit for each of the years ended December 31, 2012, 2011 and 2010 was $1.80 per share.

12.      NONCONTROLLING INTERESTS IN CONSOLIDATED JOINT VENTURES

The Company consolidates certain joint ventures in which it has ownership interests.  Various entities and/or individuals hold noncontrolling interests in these ventures.

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

13.      EMPLOYEE BENEFIT 401(k) PLANS

Employees of the Corporation, who meet certain minimum age and service requirements, are eligible to participate in the Mack-Cali Realty Corporation 401(k) Savings/Retirement Plan (the “401(k) Plan”).  Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law.  The amounts contributed by employees are immediately vested and non-forfeitable.  The Corporation may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year.  Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Corporation at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Corporation.  All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year.  The assets of the 401(k) Plan are held in trust and a separate account is established for each participant.  A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Corporation.  The plan was recently amended to provide for employees of the Roseland Business to receive matching contributions.  Total expense recognized by the Company for the 401(k) Plan for each of the three years ended December 31, 2012, 2011 and 2010 was $7,000, zero and zero, respectively.  The Company did not make any contributions to the 401(k) Plan in 2011 and 2010.

14.      DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments at December 31, 2012 and 2011.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of December 31, 2012 and 2011.

The fair value of the Company’s long-term debt, consisting of senior unsecured notes and mortgages, loans payable and other obligations aggregated approximately $2.4 billion and $2.1 billion as compared to the book value of approximately $2.2 billion and $1.9 billion as of December 31, 2012 and 2011, respectively.  The fair value of the Company’s long-term debt is categorized as a level 3 basis (as provided by ASC 820, Fair Value Measurements and Disclosures).  The fair value is estimated using a discounted cash flow analysis valuation based on the borrowing rates currently available to the Company for loans with similar terms and maturities.  The fair value of the mortgage debt and the unsecured notes was determined by discounting the future contractual interest and principal payments by a market rate.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2012 and 2011.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2012 and current estimates of fair value may differ significantly from the amounts presented herein.

15.      COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS
Pursuant to agreements with certain municipalities, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties located in Jersey City and has a tax abatement agreement with Weehawken, New Jersey, as follows:

The Harborside Plaza 4-A agreement, with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years.  The PILOT is equal to two percent of Total Project Costs, as defined.  Total Project Costs are $49.5 million.  The PILOT totaled $990,000, $990,000 and $1.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The Harborside Plaza 5 agreement, also with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years.  The PILOT is equal to two percent of Total Project Costs, as defined.  Total Project Costs are $170.9 million.  The PILOT totaled $3.4 million, $3.4 million and $3.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company also has an agreement with the City of Weehawken for its Port Imperial 4/5 garage development project.  The agreement was executed in March 2011 and has a term of five years beginning when the first certificate of occupancy is issued for any portion of the project, which is expected in the first quarter 2013.  The agreement provides that real estate taxes be paid initially on the land value of the project only and allows for a phase in of real estate taxes on the value of the improvements over a five year period.

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

GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of December 31, 2012, are as follows: (dollars in thousands)

Year	Amount
2013	$351
2014	367
2015	371
2016	371
2017	267
2018 through 2084	16,051

Total	$17,778

Ground lease expense incurred by the Company during the years ended December 31, 2012, 2011 and 2010 amounted to $406,000, $406,000 and $490,000, respectively.

OTHER
The Company may not dispose of or distribute certain of its properties, currently comprised of seven properties with an aggregate net book value of approximately $129.7 million, which were originally contributed by certain unrelated common unitholders, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Corporation’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Corporation’s Board of Directors; David S. Mack, director of the Corporation; Earle I. Mack, a former director of the Corporation; and Mitchell E. Hersh, president, chief executive officer and director of the Corporation), the Robert Martin Group (which includes Robert F. Weinberg, a former director of the Corporation; and Timothy M. Jones, former president of the Corporation), the Cali Group (which includes John R. Cali, a former director of the Corporation, and John J. Cali, a former director of the Corporation).  126 of the Company’s properties, with an aggregate net book value of approximately $1.7 billion, have lapsed restrictions and are subject to these conditions.

In August 2011, the Company commenced construction of a 203,000 square foot office building which is pre-leased for 15 years and three months, subject to two extension options of between five and 10 years each, to Wyndham Worldwide. Wyndham currently leases space in neighboring buildings in the Mack-Cali Business Campus in Parsippany, New Jersey. The new building is expected to be delivered to the tenant in the first quarter of 2013 at a total estimated cost, including leasing costs, of approximately $51.7 million (of which the Company has incurred $35.1 million through December 31, 2012, including $13.0 million of land costs).

In December 2011, the Company entered into a development agreement (the “Development Agreement”) with Ironstate Development LLC (“Ironstate”) for the development of residential towers with associated parking and ancillary retail space on land owned by the Company at its Harborside Financial Center complex in Jersey City, New Jersey (the “Harborside Residential Project”).  The first phase of the project is expected to consist of a parking pedestal to support a high-rise tower of approximately 763 apartment units and is estimated to cost approximately $246 million.  The parties anticipate the first phase will be ready for occupancy by approximately the third quarter of 2015.

Pursuant to the Development Agreement, the Company and Ironstate shall co-develop the Harborside Residential Project with Ironstate responsible for obtaining all required development permits and approvals.  Major decisions with respect to the Harborside Residential Project will require the consent of the Company and Ironstate.  The Company and Ironstate will have 85 and 15 percent interests, respectively, in the Harborside Residential Project.  The Company will receive capital credit of $30 per approved developable square foot for its land.  In addition to the capital credit it will receive for its land contribution, the Company currently expects that it will fund approximately $47 million of the development costs of the project.

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

In July 2012, the Company entered into a ground lease with Wegmans Food Markets, Inc. (“Wegmans”) at its undeveloped site located at Sylvan Way and Ridgedale Avenue in Hanover Township, New Jersey. Subject to receiving all necessary governmental approvals, Wegmans intends to construct a store of approximately 140,000 square feet on a finished pad to be delivered by the Company in the first quarter of 2014.  The Company expects to incur costs of approximately $14.4 million for the development of the site through the first quarter of 2015 (of which the Company has incurred $1.0 million through December 31, 2012).

As part of the Roseland Transaction, the Company acquired a project for a new five-story parking garage consisting of approximately 850 parking spaces located in Weehawken, New Jersey.  The carrying value of the project through December 31, 2012 was approximately $69.4 million including $13.1 million of land costs.  The Company expects to incur an additional approximate $0.5 million to complete the project, which is expected to be completed in the first quarter 2013.

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

Future minimum rentals to be received under non-cancelable operating leases at December 31, 2012 are as follows (dollars in thousands):

Year	Amount
2013	$558,435
2014	502,596
2015	436,351
2016	385,587
2017	329,106
2018 and thereafter	1,182,699

Total	$3,394,774

17.      SEGMENT REPORTING

The Company operates in two business segments: (i) real estate and (ii) construction services.  The Company provides leasing, property management, acquisition, development, construction and tenant-related services for its portfolio.  In May 2006, in conjunction with the Company’s acquisition of the Gale Company and related businesses, the Company acquired a business specializing solely in construction and related services whose operations comprise the Company’s construction services segment.  The Company had no revenues from foreign countries recorded for the years ended December 31, 2012, 2011 and 2010.  The Company had no long lived assets in foreign locations as of December 31, 2012, 2011 and 2010.  The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties in the real estate segment and net operating income from its construction services segment.

Selected results of operations for the years ended December 31, 2012, 2011 and 2010 and selected asset information as of December 31, 2012 and 2011 regarding the Company’s operating segments are as follows: (dollars in thousands)

		Construction	Corporate		Total
	Real Estate	Services	& Other (d)		Company
Total revenues:
2012	$686,839	$15,825	$2,079		$704,743
2011	693,947	13,079	2,080		709,106
2010	712,436	63,702	(2,395)		773,743

Total operating and interest expenses(a):
2012	$267,439	$16,363	$166,536	(h)	$450,338	(e)
2011	273,816	13,874	155,586		443,276	(f)
2010	278,126	63,141	177,737		519,004	(g)

Equity in earnings (loss) of unconsolidated
joint ventures(i):
2012	$4,089	-	-		$4,089
2011	2,022	-	-		2,022
2010	2,276	-	-		2,276

Net operating income (loss) (b):
2012	$423,489	$(538)	$(164,457)	(h)	$258,494	(e)
2011	422,153	(795)	(153,506)		267,852	(f)
2010	436,586	561	(180,132)		257,015	(g)

Total assets(i):
2012	$4,460,244	$6,255	$59,546		$4,526,045
2011	4,272,469	7,022	16,268		4,295,759

Total long-lived assets (c) (i):
2012	$4,230,823	-	$3,585		$4,234,408
2011	4,034,651	-	2,272		4,036,923

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
(d)
Corporate & Other represents all corporate-level items (including interest and other investment income, interest expense and non-property general and administrative expense) as well as intercompany eliminations necessary to reconcile to consolidated Company totals.  Also includes the revenues and expenses attributable to the Roseland Business acquired in 2012.

(e)	Excludes $189,008 of depreciation and amortization and $18,245 of impairments.
(f)	Excludes $190,050 of depreciation and amortization.
(g)   Excludes $187,592 of depreciation and amortization.
(h)	Included in these amounts for the year ended December 31, 2012 were transaction costs related to Roseland Transaction of $5.8 million.
(i)    Included in the real estate segment for these items are the effects of the Roseland Assets acquired in 2012.

18.      RELATED PARTY TRANSACTIONS

William L. Mack, Chairman of the Board of Directors of the Corporation, David S. Mack, a director of the Corporation, and Earle I. Mack, a former director of the Corporation, are the executive officers, directors and stockholders of a corporation that leases approximately 717 and 6,317 square feet at one of the Company’s office properties, which are scheduled to expire in November 2013 and November 2014, respectively.  The Company has recognized $238,000, $253,000 and $250,000 in revenue under this lease for the years ended December 31, 2012, 2011 and 2010, respectively, and no accounts receivable from the  corporation as of December 31, 2012 and 2011.

The Company has conducted business with certain entities (“RMC Entity” or “RMC Entities”), whose principals include Timothy M. Jones (a former president of the Corporation) and Robert F. Weinberg (former member of the Corporation’s Board of Directors).  The business that the Company has conducted with RMC Entities was as follows:

(1)
The Company provides management, leasing and construction-related services to properties in which RMC Entities have an ownership interest.  The Company recognized approximately $869,000, $1.2 million and $1.4 million in revenue from RMC Entities for the years ended December 31, 2012, 2011 and 2010, respectively.  As of December 31, 2012 and 2011, respectively, the Company had zero and $92,000 in accounts receivable from RMC Entities.

(2)
An RMC Entity leases space at one of the Company’s office properties for approximately 4,860 square feet, which is scheduled to expire in June 2015.  The Company has recognized $125,000, $130,000 and $137,000, in revenue under this lease for the years ended December 31, 2012, 2011 and 2010, respectively, and had no accounts receivable due from the RMC Entity, as of December 31, 2012 and 2011.

The Company provides administrative support and related services to John J. Cali, who served as the Chairman Emeritus and a Board member of the Corporation, for which it was reimbursed $162,000, $97,000 and $101,000 from Mr. Cali for the years ended December 31, 2012, 2011 and 2010, respectively.  An affiliate of Mr. Cali has leases totaling 2,631 square feet of space at one of the Company’s office properties, which is scheduled to expire at the end of 2014.  The Company recognized approximately $65,000, $69,000 and $68,000 in total revenue under the leases for the years ended December 31, 2012, 2011 and 2010, respectively, and had zero and $15,000 in accounts receivable from the affiliate as of December 31, 2012 and 2011.

19.      CONDENSED QUARTERLY FINANCIAL INFORMATION (unaudited)

The following summarizes the condensed quarterly financial information for the Company: (dollars in thousands)

Quarter Ended 2012	December 31	September 30	June 30	March 31
Total revenues	$177,030	$170,863	$176,169	$180,681
Operating and other expenses	68,516	67,278	66,687	65,009
Direct construction costs	4,052	980	4,337	3,278
General and administrative	12,549	12,629	11,891	10,799
Depreciation and amortization	47,349	47,169	47,320	47,170
Impairments (1)	18,245	-	-	-
Total expenses	150,711	128,056	130,235	126,256
Operating Income	26,319	42,807	45,934	54,425
Interest expense	(29,584)	(30,510)	(31,645)	(30,629)
Interest and other investment income	8	7	7	13
Equity in earnings (loss) of unconsolidated
joint ventures	(662)	2,418	1,733	600
Loss from early extinguishment of debt	(545)	-	(4,415)	-
Total other (expense) income	(30,783)	(28,085)	(34,320)	(30,016)
Income (loss) from continuing operations	(4,464)	14,722	11,614	24,409
Discontinued operations:
Income (loss) from discontinued operations	1,044	1,442	1,431	846
Realized gains (losses) and unrealized losses
on disposition of rental property, net (1)	(7,165)	12	(1,634)	4,012
Total discontinued operations, net	(6,121)	1,454	(203)	4,858
Net income (loss)	(10,585)	16,176	11,411	29,267
Noncontrolling interest in consolidated joint ventures	74	85	92	79
Preferred unit distributions	-	-	-	-
Net income (loss) available to common unitholders	$(10,511)	$16,261	$11,503	$29,346

Basic earnings per common unit:
Income (loss) from continuing operations	$(0.05)	$0.15	$0.11	$0.24
Discontinued operations	(0.06)	0.01	-	0.05
Net income (loss) available to common unitholders	$(0.11)	$0.16	$0.11	$0.29

Diluted earnings per common unit:
Income (loss) from continuing operations	$(0.05)	$0.15	$0.11	$0.24
Discontinued operations	(0.06)	0.01	-	0.05
Net income (loss) available to common unitholders	$(0.11)	$0.16	$0.11	$0.29

Distributions declared per common unit	$0.45	$0.45	$0.45	$0.45

(1) Amounts for the quarter ended December 31, 2012 relate to impairment charges as further described in Note 3: Property sales, held for sale and impairments.

Quarter Ended 2011	December 31	September 30	June 30	March 31
Total revenues	$175,512	$173,181	$177,254	$183,159
Operating and other expenses	68,449	60,924	68,574	74,279
Direct construction costs	2,802	2,290	2,784	3,582
General and administrative	8,947	8,675	9,201	8,621
Depreciation and amortization	47,603	47,589	47,438	47,420
Impairments	--	--	--	--
Total expenses	127,801	119,478	127,997	133,902
Operating Income	47,711	53,703	49,257	49,257
Interest expense	(31,337)	(31,042)	(30,916)	(30,892)
Interest and other investment income	9	10	10	10
Equity in earnings (loss) of unconsolidated
joint ventures	848	539	736	(101)
Loss from early extinguishment of debt	--	--	--	--
Total other (expense) income	(30,480)	(30,493)	(30,170)	(30,983)
Income (loss) from continuing operations	17,231	23,210	19,087	18,274
Discontinued operations:
Income (loss) from discontinued operations	1,207	873	1,204	301
Realized gains (losses) and unrealized losses
on disposition of rental property, net	--	--	--	--
Total discontinued operations, net	1,207	873	1,204	301
Net income (loss)	18,438	24,083	20,291	18,575
Noncontrolling interest in consolidated joint ventures	94	96	102	110
Preferred unit distributions	(72)	(664)	(500)	(500)
Net income (loss) available to common unitholders	$18,460	$23,515	$19,893	$18,185

Basic earnings per common unit:
Income (loss) from continuing operations	$0.17	$0.23	$0.19	$0.19
Discontinued operations	0.01	0.01	0.01	--
Net income (loss) available to common unitholders	$0.18	$0.24	$0.20	$0.19

Diluted earnings per common unit
Income (loss) from continuing operations	$0.17	$0.23	$0.19	$0.19
Discontinued operations	0.01	0.01	0.01	--
Net income (loss) available to common unitholders	$0.18	$0.24	$0.20	$0.19

Distributions declared per common unit:	$0.45	$0.45	$0.45	$0.45
19.

			MACK-CALI REALTY, L.P.
		REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
			December 31, 2012
			(dollars in thousands)
										SCHEDULE III
							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (F)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total (I)	Depreciation (G)

NEW JERSEY
Bergen County
Fair Lawn
17-17 Rte 208 North (A)	1987	1995	-	3,067	19,415	4,098	3,067	23,513	26,580	9,785
Fort Lee
One Bridge Plaza (A)	1981	1996	-	2,439	24,462	8,027	2,439	32,489	34,928	12,997
2115 Linwood Avenue (A)	1981	1998	-	474	4,419	5,182	474	9,601	10,075	2,920
Little Ferry
200 Riser Road (A)	1974	1997	-	3,888	15,551	498	3,888	16,049	19,937	5,941
Lyndhurst
210 Clay Avenue (A)	1978	2009	12,275	2,300	11,189	12	2,300	11,201	13,501	1,796
Montvale
135 Chestnut Ridge Road (A)	1981	1997	-	2,587	10,350	1,549	2,588	11,898	14,486	4,324
Paramus
15 East Midland Avenue (A)	1988	1997	12,938	10,375	41,497	663	10,374	42,161	52,535	15,755
140 East Ridgewood (A)	1981	1997	12,191	7,932	31,463	6,166	7,932	37,629	45,561	14,317
461 From Road (A)	1988	1997	-	13,194	52,778	998	13,194	53,776	66,970	20,037
650 From Road (A)	1978	1997	23,387	10,487	41,949	7,584	10,487	49,533	60,020	19,976
61 South Paramus Road (A) (H)	1985	1997	22,890	9,005	36,018	6,647	9,005	42,665	51,670	16,153
Rochelle Park
120 West Passaic Street (A)	1972	1997	-	1,354	5,415	415	1,357	5,827	7,184	2,106
365 West Passaic Street (A)	1976	1997	12,191	4,148	16,592	4,092	4,148	20,684	24,832	7,900
395 West Passaic Street (A)	1979	2006	10,231	2,550	17,131	351	2,550	17,482	20,032	3,184
Upper Saddle River
1 Lake Street (A)	1994	1997	41,799	13,952	55,812	1,409	13,953	57,220	71,173	21,166
10 Mountainview Road (A)	1986	1998	-	4,240	20,485	3,188	4,240	23,673	27,913	9,405
Woodcliff Lake
400 Chestnut Ridge Road (A)	1982	1997	-	4,201	16,802	5,080	4,201	21,882	26,083	10,213
470 Chestnut Ridge Road (A)	1987	1997	-	2,346	9,385	1,810	2,346	11,195	13,541	4,404
530 Chestnut Ridge Road (A)	1986	1997	-	1,860	7,441	818	1,860	8,259	10,119	2,841
50 Tice Boulevard (A)	1984	1994	23,885	4,500	--	26,115	4,500	26,115	30,615	16,497
300 Tice Boulevard (A)	1991	1996	-	5,424	29,688	4,895	5,424	34,583	40,007	13,283

Burlington County
Burlington
3 Terri Lane (B)	1991	1998	-	652	3,433	2,052	658	5,479	6,137	2,372
5 Terri Lane (B)	1992	1998	-	564	3,792	2,644	569	6,431	7,000	2,620
Moorestown
2 Commerce Drive (B)	1986	1999	-	723	2,893	741	723	3,634	4,357	1,325
101 Commerce Drive (B)	1988	1998	-	422	3,528	436	426	3,960	4,386	1,561
102 Commerce Drive (B)	1987	1999	-	389	1,554	628	389	2,182	2,571	837
201 Commerce Drive (B)	1986	1998	-	254	1,694	480	258	2,170	2,428	965
202 Commerce Drive (B)	1988	1999	-	490	1,963	774	490	2,737	3,227	1,102
1 Executive Drive (B)	1989	1998	-	226	1,453	727	228	2,178	2,406	958
2 Executive Drive (B)	1988	2000	-	801	3,206	984	801	4,190	4,991	1,700
101 Executive Drive (B)	1990	1998	-	241	2,262	1,099	244	3,358	3,602	1,349
102 Executive Drive (B)	1990	1998	-	353	3,607	370	357	3,973	4,330	1,485
225 Executive Drive (B)	1990	1998	-	323	2,477	485	326	2,959	3,285	1,262
97 Foster Road (B)	1982	1998	-	208	1,382	430	211	1,809	2,020	735
1507 Lancer Drive (B)	1995	1998	-	119	1,106	220	120	1,325	1,445	463
1245 North Church Street (B)	1998	2001	-	691	2,810	135	691	2,945	3,636	921
1247 North Church Street (B)	1998	2001	-	805	3,269	293	805	3,562	4,367	1,138

			MACK-CALI REALTY, L.P.
		REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
			December 31, 2012
			(dollars in thousands)
										SCHEDULE III
							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (F)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total (I)	Depreciation (G)

1256 North Church Street (B)	1984	1998	-	354	3,098	741	357	3,836	4,193	1,443
840 North Lenola Road (B)	1995	1998	-	329	2,366	540	333	2,902	3,235	1,327
844 North Lenola Road (B)	1995	1998	-	239	1,714	511	241	2,223	2,464	940
915 North Lenola Road (B)	1998	2000	-	508	2,034	267	508	2,301	2,809	803
2 Twosome Drive (B)	2000	2001	-	701	2,807	284	701	3,091	3,792	1,044
30 Twosome Drive (B)	1997	1998	-	234	1,954	490	236	2,442	2,678	1,061
31 Twosome Drive (B)	1998	2001	-	815	3,276	186	815	3,462	4,277	1,085
40 Twosome Drive (B)	1996	1998	-	297	2,393	328	301	2,717	3,018	1,183
41 Twosome Drive (B)	1998	2001	-	605	2,459	69	605	2,528	3,133	784
50 Twosome Drive (B)	1997	1998	-	301	2,330	111	304	2,438	2,742	962

Gloucester County
West Deptford
1451 Metropolitan Drive (B)	1996	1998	-	203	1,189	57	206	1,243	1,449	481

Essex County
Millburn
150 J.F. Kennedy Parkway (A)	1980	1997	-	12,606	50,425	7,835	12,606	58,260	70,866	24,475
Borough of Roseland
4 Becker Farm Road (A)	1983	2009	38,274	5,600	38,285	1,663	5,600	39,948	45,548	5,020
5 Becker Farm Road (A)	1982	2009	12,507	2,400	11,885	357	2,400	12,242	14,642	1,767
6 Becker Farm Road (A)	1983	2009	13,809	2,600	15,548	443	2,600	15,991	18,591	1,982
101 Eisenhower Parkway (A)	1980	1994	-	228	--	21,104	228	21,104	21,332	11,641
103 Eisenhower Parkway (A)	1985	1994	-	--	--	15,265	2,300	12,965	15,265	8,071
105 Eisenhower Parkway (A)	2001	2001	-	4,430	42,898	6,859	3,835	50,352	54,187	20,810
75 Livingston Avenue (A)	1985	2009	10,568	1,900	6,312	1,403	1,900	7,715	9,615	1,338
85 Livingston Avenue (A)	1985	2009	14,795	2,500	14,238	443	2,500	14,681	17,181	1,938

Hudson County
Jersey City
Harborside Financial Center Plaza 1 (A)	1983	1996	-	3,923	51,013	27,703	3,923	78,716	82,639	30,155
Harborside Financial Center Plaza 2 (A)	1990	1996	-	17,655	101,546	21,417	15,094	125,524	140,618	50,296
Harborside Financial Center Plaza 3 (A)	1990	1996	-	17,655	101,878	21,083	15,093	125,523	140,616	50,296
Harborside Financial Center Plaza 4A (A)	2000	2000	-	1,244	56,144	13,133	1,244	69,277	70,521	23,302
Harborside Financial Center Plaza 5 (A)	2002	2002	228,481	6,218	170,682	51,717	5,705	222,912	228,617	67,310
101 Hudson Street (A)	1992	2005	-	45,530	271,376	8,003	45,530	279,379	324,909	64,538

Mercer County
Hamilton Township
3 AAA Drive (A)	1981	2007	-	242	3,218	1,519	242	4,737	4,979	980
100 Horizon Center Boulevard (B)	1989	1995	-	205	1,676	828	320	2,389	2,709	848
200 Horizon Drive (B)	1991	1995	-	205	3,027	741	353	3,620	3,973	1,420
300 Horizon Drive (B)	1989	1995	-	379	4,355	1,086	527	5,293	5,820	2,073
500 Horizon Drive (B)	1990	1995	-	379	3,395	1,270	492	4,552	5,044	2,133
600 Horizon Drive (A)	2002	2002	-	-	7,549	651	685	7,515	8,200	1,894

			MACK-CALI REALTY, L.P.
		REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
			December 31, 2012
			(dollars in thousands)
										SCHEDULE III
							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (F)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total (I)	Depreciation (G)

700 Horizon Drive (A)	2007	2007	-	490	43	16,572	865	16,240	17,105	2,546
2 South Gold Drive (A)	1974	2007	-	476	3,487	412	476	3,899	4,375	682
Princeton
103 Carnegie Center (A)	1984	1996	-	2,566	7,868	3,134	2,566	11,002	13,568	4,718
2 Independence Way (A)	1985	2009	-	1,300	7,246	125	1,300	7,371	8,671	963
3 Independence Way (A)	1983	1997	-	1,997	11,391	3,163	1,997	14,554	16,551	5,585
100 Overlook Center (A)	1988	1997	-	2,378	21,754	4,034	2,378	25,788	28,166	10,356
5 Vaughn Drive (A)	1987	1995	-	657	9,800	2,359	657	12,159	12,816	5,504

Middlesex County
East Brunswick
377 Summerhill Road (A)	1977	1997	-	649	2,594	412	649	3,006	3,655	1,175
Edison
343 Thornall Street (A)	1991	2006	-	6,027	39,101	4,504	6,027	43,605	49,632	9,748
Piscataway
30 Knightsbridge Road, Building 3 (A)	1977	2004	-	1,030	7,269	346	1,034	7,611	8,645	1,650
30 Knightsbridge Road, Building 4 (A)	1977	2004	-	1,433	10,121	385	1,429	10,510	11,939	2,279
30 Knightsbridge Road, Building 5 (A)	1977	2004	-	2,979	21,035	10,365	2,979	31,400	34,379	9,494
30 Knightsbridge Road, Building 6 (A)	1977	2004	-	448	3,161	4,638	448	7,799	8,247	2,208
Plainsboro
500 College Road East (A) (H)	1984	1998	-	614	20,626	5,863	614	26,489	27,103	9,414
Woodbridge
581 Main Street (A)	1991	1997	-	3,237	12,949	25,032	8,115	33,103	41,218	13,189

Monmouth County
Freehold
2 Paragon Way (A)	1989	2005	-	999	4,619	761	999	5,380	6,379	1,150
3 Paragon Way (A)	1991	2005	-	1,423	6,041	2,181	1,423	8,222	9,645	2,500
4 Paragon Way (A)	2002	2005	-	1,961	8,827	(683)	1,961	8,144	10,105	1,524
100 Willow Brook Road (A)	1988	2005	-	1,264	5,573	995	1,264	6,568	7,832	1,571
Holmdel
23 Main Street (A)	1977	2005	30,395	4,336	19,544	9,133	4,336	28,677	33,013	8,992
Middletown
One River Center, Building 1 (A)	1983	2004	11,162	3,070	17,414	3,590	2,451	21,623	24,074	6,384
One River Center, Building 2 (A)	1983	2004	12,522	2,468	15,043	3,108	2,452	18,167	20,619	3,956
One River Center, Building 3 (A)	1984	2004	19,898	4,051	24,790	5,756	4,627	29,970	34,597	6,531
Neptune
3600 Route 66 (A)	1989	1995	-	1,098	18,146	1,567	1,098	19,713	20,811	8,340
Wall Township
1305 Campus Parkway (A)	1988	1995	-	335	2,560	224	291	2,828	3,119	1,214
1325 Campus Parkway (B)	1988	1995	-	270	2,928	665	270	3,593	3,863	1,419
1340 Campus Parkway (B)	1992	1995	-	489	4,621	2,100	489	6,721	7,210	2,947
1345 Campus Parkway (B)	1995	1997	-	1,023	5,703	1,866	1,024	7,568	8,592	3,091
1350 Campus Parkway (A)	1990	1995	-	454	7,134	1,184	454	8,318	8,772	3,838
1433 Highway 34 (B)	1985	1995	-	889	4,321	1,527	889	5,848	6,737	2,707

			MACK-CALI REALTY, L.P.
		REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
			December 31, 2012
			(dollars in thousands)
										SCHEDULE III
							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (F)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total (I)	Depreciation (G)

1320 Wyckoff Avenue (B)	1986	1995	-	255	1,285	282	216	1,606	1,822	685
1324 Wyckoff Avenue (B)	1987	1995	-	230	1,439	269	190	1,748	1,938	828

Morris County
Florham Park
325 Columbia Parkway (A)	1987	1994	-	1,564	-	17,590	1,564	17,590	19,154	9,534
Morris Plains
250 Johnson Road (A)	1977	1997	-	2,004	8,016	2,117	2,004	10,133	12,137	4,079
201 Littleton Road (A)	1979	1997	-	2,407	9,627	3,497	2,407	13,124	15,531	4,147
Morris Township
412 Mt. Kemble Avenue (A)	1985	2004	-	4,360	33,167	16,051	4,360	49,218	53,578	13,045
Parsippany
4 Campus Drive (A)	1983	2001	-	5,213	20,984	2,825	5,213	23,809	29,022	7,216
6 Campus Drive (A)	1983	2001	-	4,411	17,796	2,944	4,411	20,740	25,151	6,765
7 Campus Drive (A)	1982	1998	-	1,932	27,788	6,076	1,932	33,864	35,796	12,391
8 Campus Drive (A)	1987	1998	-	1,865	35,456	3,680	1,865	39,136	41,001	15,833
9 Campus Drive (A)	1983	2001	-	3,277	11,796	16,326	5,842	25,557	31,399	8,523
4 Century Drive (A)	1981	2004	-	1,787	9,575	1,635	1,787	11,210	12,997	2,600
5 Century Drive (A)	1981	2004	-	1,762	9,341	2,281	1,762	11,622	13,384	2,743
6 Century Drive (A)	1981	2004	-	1,289	6,848	2,021	1,289	8,869	10,158	2,099
2 Dryden Way (A)	1990	1998	-	778	420	110	778	530	1,308	208
4 Gatehall Drive (A)	1988	2000	-	8,452	33,929	4,340	8,452	38,269	46,721	12,909
2 Hilton Court (A)	1991	1998	-	1,971	32,007	5,550	1,971	37,557	39,528	14,355
1633 Littleton Road (A)	1978	2002	-	2,283	9,550	163	2,355	9,641	11,996	3,580
600 Parsippany Road (A)	1978	1994	-	1,257	5,594	3,351	1,257	8,945	10,202	3,948
1 Sylvan Way (A)	1989	1998	-	1,689	24,699	2,723	1,021	28,090	29,111	10,043
4 Sylvan Way (A)	1983	2009	14,485	2,400	13,486	-	2,400	13,486	15,886	1,868
5 Sylvan Way (A)	1989	1998	-	1,160	25,214	2,132	1,161	27,345	28,506	10,321
7 Sylvan Way (A)	1987	1998	-	2,084	26,083	35	2,084	26,118	28,202	9,758
22 Sylvan Way (A)	2009	2009	-	14,600	44,392	81	14,600	44,473	59,073	6,035
20 Waterview Boulevard (A)	1988	2009	23,954	4,500	27,246	862	4,500	28,108	32,608	3,358
35 Waterview Boulevard (A)	1990	2006	18,746	5,133	28,059	770	5,133	28,829	33,962	5,794
5 Wood Hollow Road (A)	1979	2004	-	5,302	26,488	15,277	5,302	41,765	47,067	11,925

Passaic County
Clifton
777 Passaic Avenue (A)	1983	1994	-	-	-	7,346	1,100	6,246	7,346	3,740
Totowa
1 Center Court (B)	1999	1999	-	270	1,824	490	270	2,314	2,584	712
2 Center Court (B)	1998	1998	-	191	--	2,247	191	2,247	2,438	903
11 Commerce Way (B)	1989	1995	-	586	2,986	889	586	3,875	4,461	1,490
20 Commerce Way (B)	1992	1995	-	516	3,108	63	516	3,171	3,687	1,346
29 Commerce Way (B)	1990	1995	-	586	3,092	1,039	586	4,131	4,717	1,905
40 Commerce Way (B)	1987	1995	-	516	3,260	1,306	516	4,566	5,082	1,666
45 Commerce Way (B)	1992	1995	-	536	3,379	555	536	3,934	4,470	1,700
60 Commerce Way (B)	1988	1995	-	526	3,257	716	526	3,973	4,499	1,836
80 Commerce Way (B)	1996	1996	-	227	-	1,325	227	1,325	1,552	517
100 Commerce Way (B)	1996	1996	-	226	-	1,325	226	1,325	1,551	516
120 Commerce Way (B)	1994	1995	-	228	-	1,341	229	1,340	1,568	591
140 Commerce Way (B)	1994	1995	-	229	-	1,339	228	1,339	1,568	591
999 Riverview Drive (A)	1988	1995	-	476	6,024	2,191	1,102	7,589	8,691	3,334

			MACK-CALI REALTY, L.P.
		REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
			December 31, 2012
			(dollars in thousands)
										SCHEDULE III
							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (F)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total (I)	Depreciation (G)

Somerset County
Basking Ridge
222 Mt. Airy Road (A)	1986	1996	-	775	3,636	3,068	775	6,704	7,479	3,040
233 Mt. Airy Road (A)	1987	1996	-	1,034	5,033	694	1,034	5,727	6,761	2,250
Bernards
106 Allen Road (A)	2000	2000	-	3,853	14,465	4,306	4,093	18,531	22,624	8,000
Branchburg
51 Imclone Drive (A)	1978	2009	3,878	1,900	3,475	(1)	1,900	3,474	5,374	398
Bridgewater
440 Route 22 East (A)	1990	2010	-	3,986	13,658	4,568	3,986	18,226	22,212	1,764
721 Route 202/206 (A)	1989	1997	-	6,730	26,919	9,434	6,730	36,353	43,083	15,049
Warren
10 Independence Boulevard (A)	1988	2009	16,250	2,300	15,499	(209)	2,300	15,290	17,590	1,403

Union County
Clark
100 Walnut Avenue (A)	1985	1994	19,025	-	-	17,363	1,822	15,541	17,363	9,906
Cranford
6 Commerce Drive (A)	1973	1994	-	250	-	2,938	250	2,938	3,188	2,148
11 Commerce Drive (A)	1981	1994	-	470	-	5,613	470	5,613	6,083	4,524
12 Commerce Drive (A)	1967	1997	-	887	3,549	1,533	887	5,082	5,969	1,928
14 Commerce Drive (A)	1971	2003	-	1,283	6,344	1,544	1,283	7,888	9,171	2,217
20 Commerce Drive (A)	1990	1994	-	2,346	--	19,761	2,346	19,761	22,107	10,333
25 Commerce Drive (A)	1971	2002	-	1,520	6,186	848	1,520	7,034	8,554	2,722
65 Jackson Drive (A)	1984	1994	-	541	-	6,218	542	6,217	6,759	3,852
New Providence
890 Mountain Road (A)	1977	1997	-	2,796	11,185	5,887	3,765	16,103	19,868	5,824

NEW YORK
New York County
New York
125 Broad Street (A)	1970	2007	-	50,191	207,002	30,193	50,191	237,195	287,386	33,139

Rockland County
Suffern
400 Rella Boulevard (A)	1988	1995	-	1,090	13,412	3,054	1,090	16,466	17,556	7,840

Westchester County
Elmsford
11 Clearbrook Road (B)	1974	1997	-	149	2,159	491	149	2,650	2,799	1,101
75 Clearbrook Road (B)	1990	1997	-	2,314	4,716	107	2,314	4,823	7,137	1,946
100 Clearbrook Road (A)	1975	1997	-	220	5,366	1,192	220	6,558	6,778	2,608
125 Clearbrook Road (B)	2002	2002	-	1,055	3,676	(51)	1,055	3,625	4,680	1,669
150 Clearbrook Road (B)	1975	1997	-	497	7,030	2,211	497	9,241	9,738	3,461
175 Clearbrook Road (B)	1973	1997	-	655	7,473	901	655	8,374	9,029	3,528
200 Clearbrook Road (B)	1974	1997	-	579	6,620	1,828	579	8,448	9,027	3,512
250 Clearbrook Road (B)	1973	1997	-	867	8,647	1,153	867	9,800	10,667	3,762
50 Executive Boulevard (B)	1969	1997	-	237	2,617	234	237	2,851	3,088	1,122
77 Executive Boulevard (B)	1977	1997	-	34	1,104	212	34	1,316	1,350	517
85 Executive Boulevard (B)	1968	1997	-	155	2,507	566	155	3,073	3,228	1,419
101 Executive Boulevard (A)	1971	1997	-	267	5,838	696	267	6,534	6,801	2,654
300 Executive Boulevard (B)	1970	1997	-	460	3,609	267	460	3,876	4,336	1,605

			MACK-CALI REALTY, L.P.
		REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
			December 31, 2012
			(dollars in thousands)
										SCHEDULE III
							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (F)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total (I)	Depreciation (G)

350 Executive Boulevard (B)	1970	1997	-	100	1,793	171	100	1,964	2,064	728
399 Executive Boulevard (B)	1962	1997	-	531	7,191	163	531	7,354	7,885	2,926
400 Executive Boulevard (B)	1970	1997	-	2,202	1,846	791	2,202	2,637	4,839	1,011
500 Executive Boulevard (B)	1970	1997	-	258	4,183	427	258	4,610	4,868	1,833
525 Executive Boulevard (B)	1972	1997	-	345	5,499	889	345	6,388	6,733	2,566
700 Executive Boulevard (E)	N/A	1997	-	970	-	-	970	-	970	-
555 Taxter Road (A)	1986	2000	-	4,285	17,205	5,316	4,285	22,521	26,806	9,079
565 Taxter Road (A)	1988	2000	-	4,285	17,205	3,293	4,233	20,550	24,783	6,552
570 Taxter Road (A)	1972	1997	-	438	6,078	1,460	438	7,538	7,976	2,869
1 Warehouse Lane (C) (H)	1957	1997	-	3	268	265	3	533	536	221
2 Warehouse Lane (C) (H)	1957	1997	-	4	672	113	4	785	789	336
3 Warehouse Lane (C) (H)	1957	1997	-	21	1,948	526	21	2,474	2,495	1,143
4 Warehouse Lane (C) (H)	1957	1997	-	84	13,393	3,660	85	17,052	17,137	7,065
5 Warehouse Lane (C) (H)	1957	1997	-	19	4,804	1,490	19	6,294	6,313	2,814
6 Warehouse Lane (C) (H)	1982	1997	-	10	4,419	2,203	10	6,622	6,632	2,117
1 Westchester Plaza (B)	1967	1997	-	199	2,023	425	199	2,448	2,647	956
2 Westchester Plaza (B)	1968	1997	-	234	2,726	205	234	2,931	3,165	1,198
3 Westchester Plaza (B)	1969	1997	-	655	7,936	1,023	655	8,959	9,614	3,577
4 Westchester Plaza (B)	1969	1997	-	320	3,729	994	320	4,723	5,043	1,810
5 Westchester Plaza (B)	1969	1997	-	118	1,949	513	118	2,462	2,580	1,075
6 Westchester Plaza (B)	1968	1997	-	164	1,998	105	164	2,103	2,267	829
7 Westchester Plaza (B)	1972	1997	-	286	4,321	232	286	4,553	4,839	1,801
8 Westchester Plaza (B)	1971	1997	-	447	5,262	2,190	447	7,452	7,899	2,734
Hawthorne
200 Saw Mill River Road (B)	1965	1997	-	353	3,353	502	353	3,855	4,208	1,519
1 Skyline Drive (A)	1980	1997	-	66	1,711	301	66	2,012	2,078	875
2 Skyline Drive (A)	1987	1997	-	109	3,128	1,502	109	4,630	4,739	1,660
4 Skyline Drive (B)	1987	1997	-	363	7,513	2,995	363	10,508	10,871	4,272
5 Skyline Drive (B)	1980	2001	-	2,219	8,916	1,488	2,219	10,404	12,623	3,956
6 Skyline Drive (B)	1980	2001	-	740	2,971	1,044	740	4,015	4,755	1,672
7 Skyline Drive (A)	1987	1998	-	330	13,013	2,535	330	15,548	15,878	5,813
8 Skyline Drive (B)	1985	1997	-	212	4,410	878	212	5,288	5,500	2,178
10 Skyline Drive (B)	1985	1997	-	134	2,799	732	134	3,531	3,665	1,480
11 Skyline Drive (B) (H)	1989	1997	-	--	4,788	389	-	5,177	5,177	1,946
12 Skyline Drive (B) (H)	1999	1999	-	1,562	3,254	222	1,320	3,718	5,038	1,396
15 Skyline Drive (B) (H)	1989	1997	-	-	7,449	546	-	7,995	7,995	3,311
17 Skyline Drive (A) (H)	1989	1997	-	-	7,269	1,479	-	8,748	8,748	3,183
Tarrytown
200 White Plains Road (A)	1982	1997	-	378	8,367	1,918	378	10,285	10,663	4,160
220 White Plains Road (A)	1984	1997	-	367	8,112	1,686	367	9,798	10,165	3,876
230 White Plains Road (D)	1984	1997	-	124	1,845	107	124	1,952	2,076	765
White Plains
1 Barker Avenue (A)	1975	1997	-	208	9,629	2,237	207	11,867	12,074	4,433
3 Barker Avenue (A)	1983	1997	-	122	7,864	1,818	122	9,682	9,804	3,741
50 Main Street (A)	1985	1997	-	564	48,105	12,102	564	60,207	60,771	23,722
11 Martine Avenue (A)	1987	1997	-	127	26,833	8,723	127	35,556	35,683	14,189
1 Water Street (A)	1979	1997	-	211	5,382	1,169	211	6,551	6,762	2,759
Yonkers
100 Corporate Boulevard (B)	1987	1997	-	602	9,910	1,475	602	11,385	11,987	4,410
200 Corporate Boulevard South (B)	1990	1997	-	502	7,575	1,522	502	9,097	9,599	3,371
1 Enterprise Boulevard (E)	N/A	1997	-	1,379	-	1	1,380	-	1,380	-
1 Executive Boulevard (A)	1982	1997	-	1,104	11,904	2,830	1,105	14,733	15,838	5,989

			MACK-CALI REALTY, L.P.
		REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
			December 31, 2012
			(dollars in thousands)
										SCHEDULE III
							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (F)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total (I)	Depreciation (G)

2 Executive Boulevard (D)	1986	1997	-	89	2,439	100	89	2,539	2,628	978
3 Executive Boulevard (A)	1987	1997	-	385	6,256	2,004	385	8,260	8,645	3,117
4 Executive Plaza (B)	1986	1997	-	584	6,134	2,110	584	8,244	8,828	4,246
6 Executive Plaza (B)	1987	1997	-	546	7,246	1,932	546	9,178	9,724	3,224
1 Odell Plaza (B)	1980	1997	-	1,206	6,815	2,007	1,206	8,822	10,028	3,306
3 Odell Plaza (B)	1984	2003	-	1,322	4,777	2,332	1,322	7,109	8,431	2,474
5 Odell Plaza (B)	1983	1997	-	331	2,988	869	331	3,857	4,188	1,721
7 Odell Plaza (B)	1984	1997	-	419	4,418	597	419	5,015	5,434	2,024

PENNSYLVANIA
Chester County
Berwyn
1000 Westlakes Drive (A)	1989	1997	-	619	9,016	541	619	9,557	10,176	3,709
1055 Westlakes Drive (A)	1990	1997	-	1,951	19,046	3,072	1,951	22,118	24,069	9,293
1205 Westlakes Drive (A)	1988	1997	-	1,323	20,098	2,964	1,323	23,062	24,385	9,088
1235 Westlakes Drive (A)	1986	1997	-	1,417	21,215	3,275	1,418	24,489	25,907	9,820

Delaware County
Lester
100 Stevens Drive (A)	1986	1996	-	1,349	10,018	3,915	1,349	13,933	15,282	6,553
200 Stevens Drive (A)	1987	1996	-	1,644	20,186	6,956	1,644	27,142	28,786	12,159
300 Stevens Drive (A)	1992	1996	-	491	9,490	1,733	491	11,223	11,714	4,935
Media
1400 Providence Rd, Center I (A)	1986	1996	-	1,042	9,054	2,621	1,042	11,675	12,717	5,030
1400 Providence Rd, Center II (A)	1990	1996	-	1,543	16,464	4,651	1,544	21,114	22,658	9,122

Montgomery County
Bala Cynwyd
150 Monument Road (A)	1981	2004	-	2,845	14,780	3,994	2,845	18,774	21,619	4,721
Blue Bell
4 Sentry Park (A)	1982	2003	-	1,749	7,721	1,029	1,749	8,750	10,499	2,304
5 Sentry Park East (A)	1984	1996	-	642	7,992	3,645	642	11,637	12,279	4,672
5 Sentry Park West (A)	1984	1996	-	268	3,334	644	268	3,978	4,246	1,567
16 Sentry Park West (A)	1988	2002	-	3,377	13,511	(2,106)	2,405	12,377	14,782	5,608
18 Sentry Park West (A)	1988	2002	-	3,515	14,062	(1,868)	2,536	13,173	15,709	5,993
Lower Providence
1000 Madison Avenue (A)	1990	1997	-	1,713	12,559	2,972	1,714	15,530	17,244	6,267
Plymouth Meeting
1150 Plymouth Meeting Mall (A)	1970	1997	-	125	499	30,478	6,219	24,883	31,102	9,594

CONNECTICUT
Fairfield County
Norwalk
40 Richards Avenue (A)	1985	1998	-	1,087	18,399	5,053	1,087	23,452	24,539	8,423
Stamford
1266 East Main Street (A)	1984	2002	-	6,638	26,567	5,059	6,638	31,626	38,264	9,583
419 West Avenue (B)	1986	1997	-	4,538	9,246	1,298	4,538	10,544	15,082	4,033

			MACK-CALI REALTY, L.P.
		REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
			December 31, 2012
			(dollars in thousands)
										SCHEDULE III
							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (F)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total (I)	Depreciation (G)

500 West Avenue (B)	1988	1997	-	415	1,679	61	415	1,740	2,155	693
550 West Avenue (B)	1990	1997	-	1,975	3,856	202	1,975	4,058	6,033	1,630
600 West Avenue (B)	1999	1999	-	2,305	2,863	839	2,305	3,702	6,007	1,247
650 West Avenue (B)	1998	1998	-	1,328	-	3,360	1,328	3,360	4,688	1,368

DISTRICT OF COLUMBIA
Washington,
1201 Connecticut Avenue, NW (A)	1940	1999	-	14,228	18,571	5,246	14,228	23,817	38,045	8,316
1400 L Street, NW (A)	1987	1998	-	13,054	27,423	7,508	13,054	34,931	47,985	14,590

MARYLAND
Prince George’s County
Greenbelt
Capital Office Park Parcel A (E)	N/A	2009	-	840	-	7	847	-	847	-
9200 Edmonston Road (A)	1973/03	2006	4,304	1,547	4,131	(2,486)	609	2,583	3,192	1,258
6301 Ivy Lane (A)	1979/95	2006	5,667	5,168	14,706	1,324	5,168	16,030	21,198	3,138
6303 Ivy Lane (A)	1980/03	2006	-	5,115	13,860	649	5,115	14,509	19,624	3,275
6305 Ivy Lane (A)	1982/95	2006	5,984	5,615	14,420	707	5,615	15,127	20,742	2,855
6404 Ivy Lane (A)	1987	2006	-	7,578	20,785	1,451	7,578	22,236	29,814	4,811
6406 Ivy Lane (A)	1991	2006	-	7,514	21,152	969	7,514	22,121	29,635	3,626
6411 Ivy Lane (A)	1984/05	2006	-	6,867	17,470	782	6,867	18,252	25,119	3,587
Lanham
4200 Parliament Place (A)	1989	1998	-	2,114	13,546	1,023	1,393	15,290	16,683	6,335

Projects Under Development
and Developable Land			81,004	147,801	192,618		147,801	192,618	340,419	90

Furniture, Fixtures
and Equipment			-	-	-	3,041		3,041	3,041	2,369

TOTALS			$757,495	$770,975	$3,727,948	$880,514	$782,315	$4,597,121	$5,379,436	$1,478,214

(A)     Office Property
(B)     Office/Flex Property
(C)     Industrial/Warehouse Property
(D)     Stand-alone Retail Property
(E)     Land Lease
(F)     The aggregate cost for federal income tax purposes at December 31, 2012 was approximately $3.2 billion.
(G)     Depreciation of buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.
(H)    This property is located on land leased by the Company.
(I)      Properties identified as held for sale at December 31, 2012 are excluded.

MACK-CALI REALTY, L.P.
NOTE TO SCHEDULE III

Changes in rental properties and accumulated depreciation for the periods ended December 31, 2012, 2011 and 2010 are as follows: (dollars in thousands)

	2012	2011	2010
	2012	2011	2010
Rental Properties
Balance at beginning of year	$5,279,770	$5,216,720	$5,186,208
Additions	296,079	91,716	86,455
Rental property held for sale	(84,716)
Properties sold	(34,563)	-	(16,052)
Impairment charge	(20,573)	-	(12,560)
Retirements/disposals	(56,561)	(28,666)	(27,331)
Balance at end of year	$5,379,436	$5,279,770	$5,216,720

Accumulated Depreciation
Balance at beginning of year	$1,409,163	$1,278,985	$1,153,223
Depreciation expense	157,175	158,559	158,318
Rental property held for sale	(23,852)
Properties sold	(10,026)	-	(2,091)
Impairment charge	2,058	-	(3,256)
Retirements/disposals	(56,304)	(28,381)	(27,209)
Balance at end of year	$1,478,214	$1,409,163	$1,278,985

MACK-CALI REALTY, L.P.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mack-Cali Realty, L.P
(Registrant)
By: Mack-Cali Realty Corporation
its General Partner

Date: February 6, 2013	/s/ Barry Lefkowitz
Barry Lefkowitz
Executive Vice President and
Chief Financial Officer
(principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ William L. Mack	Chairman of the Board	February 6, 2013
William L. Mack

/s/ Mitchell E. Hersh	President and Chief Executive	February 6, 2013
Mitchell E. Hersh	Officer and Director
(principal executive officer)

/s/ Barry Lefkowitz	Executive Vice President and	February 6, 2013
Barry Lefkowitz	Chief Financial Officer
(principal financial officer)

/s/ Anthony Krug	Chief Accounting Officer	February 6, 2013
Anthony Krug	(principal accounting officer)

/s/ Alan S. Bernikow	Director	February 6, 2013
Alan S. Bernikow

/s/ Kenneth M. Duberstein	Director	February 6, 2013
Kenneth M. Duberstein

Name	Title	Date

/s/ Nathan Gantcher	Director	February 6, 2013
Nathan Gantcher

/s/ David S. Mack	Director	February 6, 2013
David S. Mack

/s/ Alan G. Philibosian	Director	February 6, 2013
Alan G. Philibosian

/s/ Irvin D. Reid	Director	February 6, 2013
Irvin D. Reid

/s/ Vincent Tese	Director	February 6, 2013
Vincent Tese

/s/ Roy J. Zuckerberg	Director	February 6, 2013
Roy J. Zuckerberg

MACK-CALI REALTY, L.P.

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1	Articles of Restatement of Mack-Cali Realty Corporation dated September 18, 2009 (filed as Exhibit 3.2 to the Company’s Form 8-K dated September 17, 2009 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Mack-Cali Realty Corporation dated June 10, 1999 (filed as Exhibit 3.2 to the Corporation’s Form 8-K dated June 10, 1999 and incorporated herein by reference).

3.3
Amendment No. 1 to the Amended and Restated Bylaws of Mack-Cali Realty Corporation dated March 4, 2003, (filed as Exhibit 3.3 to the Corporation’s Form 10-Q dated March 31, 2003 and incorporated herein by reference).

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

4.17
Supplemental Indenture No. 16 dated as of November 20, 2012, by and between Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee. (filed as Exhibit 4.2 to the Company’s Form 8-K dated November 20, 2012  and incorporated herein by reference)

4.18
Deposit Agreement dated March 14, 2003 by and among Mack-Cali Realty Corporation, EquiServe Trust Company, N.A., and the holders from time to time of the Depositary Receipts described therein (filed as Exhibit 4.1 to the Company’s Form 8-K dated March 14, 2003 and incorporated herein by reference).

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

Exhibit Number	Exhibit Title

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

Exhibit Number	Exhibit Title

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

10.22
Form of Restricted Share Award Agreement effective December 3, 2012 by and between Mack-Cali Realty Corporation and each of Mitchell E. Hersh, Barry Lefkowitz and Roger W. Thomas. (filed as Exhibit 10.1 to the Company's Form 8-K dated December 3, 2012 and incorporated herein by reference)

10.23
Form of Restricted Share Award Agreement effective December 3, 2012 by and between Mack-Cali Realty Corporation and each of William L. Mack, Alan S. Bernikow, Kenneth M. Duberstein, Nathan Gantcher, David S. Mack, Alan G. Philibosian, Dr. Irvin D. Reid, Vincent Tese and Roy J. Zuckerberg. (filed as Exhibit 10.2 to the Company's Form 8-K dated December 3, 2012 and incorporated herein by reference)

10.24
Amended and Restated Revolving Credit Agreement dated as of September 27, 2002, among Mack-Cali Realty, L.P. and JPMorgan Chase Bank, Fleet National Bank and Other Lenders Which May Become Parties Thereto with JPMorgan Chase Bank, as administrative agent, swing lender and fronting bank, Fleet National Bank and Commerzbank AG, New York and Grand Cayman branches as syndication agents, Bank of America, N.A. and Wells Fargo Bank, National Association, as documentation agents, and J.P. Morgan Securities Inc. and Fleet Securities, Inc, as arrangers (filed as Exhibit 10.1 to the Company’s Form 8-K dated September 27, 2002 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.25
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

10.26
Extension and Modification Agreement dated as of September 16, 2005 by and among Mack-Cali Realty, L.P., JPMorgan Chase Bank, N.A., as administrative agent, and the several Lenders party thereto (filed as Exhibit 10.1 to the Company’s Form 8-K dated September 16, 2005 and incorporated herein by reference).

10.27
Second Modification Agreement dated as of July 14, 2006 by and among Mack-Cali Realty, L.P., JPMorgan Chase Bank, N.A., as administrative agent, and the several Lenders party thereto (filed as Exhibit 10.1 to the Company’s Form 8-K dated July 14, 2006 and incorporated herein by reference).

10.28
Extension and Third Modification Agreement dated as of June 22, 2007 by and among Mack-Cali Realty, L.P., JPMorgan Chase Bank, N.A., as administrative agent, and the several Lenders party thereto (filed as Exhibit 10.1 to the Company’s Form 8-K dated June 22, 2007 and incorporated herein by reference).

10.29
Fourth Modification Agreement dated as of September 21, 2007 by and among Mack Cali Realty, L.P., JPMorgan Chase Bank, N.A., as administrative agent and the several Lenders party thereto (filed as Exhibit 10.1 to the Company’s Form 8-K dated September 21, 2007 and incorporated herein by reference).

10.30
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

10.38
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

10.54
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

10.56
Indemnification Agreement dated October 22, 2002 by and between Mack-Cali Realty Corporation and John Crandall (filed as Exhibit 10.29 to the Company’s Form 10-Q dated September 30, 2002 and incorporated herein by reference).

10.57
Second Amendment to Contribution and Exchange Agreement, dated as of June 27, 2000, between RMC Development Company, LLC f/k/a Robert Martin Company, LLC, Robert Martin Eastview North Company, L.P., the Company and the Corporation (filed as Exhibit 10.44 to the Company’s Form 10-K dated December 31, 2002 and incorporated herein by reference).

10.58
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

10.60
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

10.62
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

10.63
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

10.65
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

10.66
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

10.68
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

10.70
Contribution and Sale Agreement by and among Gale SLG NJ LLC, a Delaware limited liability company, Gale SLG NJ MEZZ LLC, a Delaware limited liability company, and Gale SLG RIDGEFIELD MEZZ LLC, a Delaware limited liability company and Mack-Cali Ventures L.L.C. dated as of March 7, 2006 (filed as Exhibit 10.2 to the Company’s Form 8-K dated March 7, 2006 and incorporated herein by reference).

10.71
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

10.79
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

10.83
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

10.87
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

10.88	Operating Agreement of NKFGMS Owners, LLC (filed as Exhibit 10.118 to the Company’s Form 10-K dated December 31, 2006 and incorporated herein by reference).

Exhibit Number	Exhibit Title

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

10.91
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

10.93
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

10.94
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

10.97
Guarantee of Recourse Obligations of Mack-Cali Realty, L.P. in favor of The Northwestern Mutual Life Insurance Company and New York Life Insurance Company dated October 28, 2008 (filed as Exhibit 10.134 to the Company’s Form 10-Q dated September 30, 2008 and incorporated herein by reference).

10.98
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

10.101
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

10.138
Development Agreement dated December 5, 2011 by and between M-C Plaza VI & VII L.L.C. and Ironstate Development LLC (filed as Exhibit 10.1 to the Company’s Form 8-K dated December 5, 2011 and incorporated herein by reference).

10.139	Form of Amended and Restated Limited Liability Company Agreement (filed as Exhibit 10.2 to the Company’s Form 8-K dated December 5, 2011 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.140
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

10.149
Deferred Retirement Compensation Agreement, dated as of September 12, 2012, between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.9 to the Company’s Form 8-K dated September 12, 2012 and incorporated herein by reference).

10.150
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

Exhibit Number	Exhibit Title

10.151
Purchase and Sale Agreement, dated as of January 17, 2013 by and between Overlook Ridge Phase I, L.L.C., Overlook Ridge Phase IB, L.L.C. and Mack-Cali Realty Acquisition Corp. (filed as Exhibit 10.1 to the Company’s Form 8-K dated January 17, 2012 and incorporated herein by reference)

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

101.1*
The following financial statements from Mack-Cali Realty, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

* filed herewith