Form 10-Q
period 2013-06-30
MACK CALI REALTY L P
filed 2013-07-25
CIK 1067063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

une
For the quarterly period ended June 30, 2013

or

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

MACK-CALI REALTY, L.P.

FORM 10-Q

INDEX

Part I	Financial Information		Page

	Item 1.	Financial Statements (unaudited):

		Consolidated Balance Sheets as of June 30, 2013
		and December 31, 2012	4

		Consolidated Statements of Operations for the three and six months
		ended June 30, 2013and 2012	5

		Consolidated Statement of Changes in Equity for the six months
		ended June 30, 2013	6

		Consolidated Statements of Cash Flows for the six months
		ended June 30, 2013 and 2012	7

		Notes to Consolidated Financial Statements	8-46

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	47-66

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	66-67

	Item 4.	Controls and Procedures	67

Part II	Other Information

	Item 1.	Legal Proceedings	68

	Item 1A.	Risk Factors	68

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	68

	Item 3.	Defaults Upon Senior Securities	68

	Item 4.	Mine Safety Disclosures	68

	Item 5.	Other Information	68

	Item 6.	Exhibits	68

Signatures			69

Exhibit Index			70-90

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

The results of operations for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts) (unaudited)

	June 30,	December 31,
ASSETS	2013	2012
Rental property
Land and leasehold interests	$781,347	$782,315
Buildings and improvements	4,142,086	4,104,472
Tenant improvements	463,726	489,608
Furniture, fixtures and equipment	4,513	3,041
	5,391,672	5,379,436
Less – accumulated depreciation and amortization	(1,465,104)	(1,478,214)
	3,926,568	3,901,222
Rental property held for sale, net	12,851	60,863
Net investment in rental property	3,939,419	3,962,085
Cash and cash equivalents	177,939	58,245
Investments in unconsolidated joint ventures	135,722	132,339
Unbilled rents receivable, net	142,722	139,984
Deferred charges, goodwill and other assets	214,615	204,874
Restricted cash	19,639	19,339
Accounts receivable, net of allowance for doubtful accounts
of $2,084 and $2,614	8,008	9,179

Total assets	$4,638,064	$4,526,045

LIABILITIES AND EQUITY
Senior unsecured notes	$1,616,099	$1,446,894
Mortgages, loans payable and other obligations	753,054	757,495
Dividends and distributions payable	29,983	44,855
Accounts payable, accrued expenses and other liabilities	126,116	124,822
Rents received in advance and security deposits	49,159	55,917
Accrued interest payable	28,561	27,555
Total liabilities	2,602,972	2,457,538
Commitments and contingencies

Partners’ Capital:
General Partner, 88,004,354 and 87,536,292 common units outstanding	1,683,798	1,710,372
Limited partners, 12,003,241 and 12,141,836 common units outstanding	294,657	301,693
Total Mack-Cali Realty, L.P. partners’ capital	1,978,455	2,012,065

Noncontrolling interests in consolidated joint ventures	56,637	56,442

Total equity	2,035,092	2,068,507

Total liabilities and equity	$4,638,064	$4,526,045

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
REVENUES	2013	2012	2013	2012
Base rents	$144,034	$143,031	$286,273	$286,337
Escalations and recoveries from tenants	18,314	19,970	38,971	39,246
Construction services	6,746	4,604	14,972	8,066
Real estate services	6,642	1,100	13,085	2,271
Parking income	1,603	1,530	3,002	3,141
Other income	599	1,810	2,356	9,692
Total revenues	177,938	172,045	358,659	348,753

EXPENSES
Real estate taxes	21,001	24,228	43,842	46,467
Utilities	14,425	14,103	31,610	29,738
Operating services	27,096	26,223	54,168	51,204
Direct construction costs	6,511	4,337	14,336	7,615
Real estate services expenses	5,304	501	10,257	1,006
General and administrative	13,157	11,873	25,162	22,643
Depreciation and amortization	48,422	46,326	94,482	92,526
Impairments	23,851	-	23,851	-
Total expenses	159,767	127,591	297,708	251,199
Operating income	18,171	44,454	60,951	97,554

OTHER (EXPENSE) INCOME
Interest expense	(31,271)	(31,565)	(61,140)	(62,112)
Interest and other investment income	1,094	7	1,100	20
Equity in earnings (loss) of unconsolidated joint ventures	(80)	1,733	(1,830)	2,333
Loss from early extinguishment of debt	-	(4,415)	-	(4,415)
Total other (expense) income	(30,257)	(34,240)	(61,870)	(64,174)
Income (loss) from continuing operations	(12,086)	10,214	(919)	33,380
Discontinued operations:
Income from discontinued operations	1,364	2,831	3,286	4,920
Loss from early extinguishment of debt	(703)	-	(703)	-
Realized gains (losses) and unrealized losses
on disposition of rental property, net	37,609	(1,634)	37,609	2,378
Total discontinued operations, net	38,270	1,197	40,192	7,298
Net income	26,184	11,411	39,273	40,678
Noncontrolling interest in consolidated joint ventures	62	92	124	171
Net income available to common unitholders	$26,246	$11,503	$39,397	$40,849

Basic earnings per common unit:
Income (loss) from continuing operations	$(0.12)	$0.10	$(0.01)	$0.34
Discontinued operations	0.38	0.01	0.40	0.07
Net income available to common unitholders	$0.26	$0.11	$0.39	$0.41

Diluted earnings per common unit:
Income (loss) from continuing operations	$(0.12)	$0.10	$(0.01)	$0.34
Discontinued operations	0.38	0.01	0.40	0.07
Net income available to common unitholders	$0.26	$0.11	$0.39	$0.41

Basic weighted average units outstanding	99,780	100,000	99,773	99,996

Diluted weighted average units outstanding	99,780	100,069	99,773	100,065

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands) (unaudited)

	General Partner Common Units	Limited Partner Common Units	General Partner Common Unitholders	Limited Partner Common Unitholders	Noncontrolling Interest in Consolidated Joint Ventures	Total Equity
Balance at January 1, 2013	87,536	12,142	$1,710,372	$301,693	$56,442	$2,068,507
Net income	-	-	34,627	4,770	(124)	39,273
Distributions	-	-	(65,805)	(9,038)	-	(74,843)
Increase in noncontrolling interests	-	-	-	-	319	319
Redemption of limited partner common
units for shares of general partner
common units	139	(139)	2,768	(2,768)	-	-
Shares issued under Dividend	-
Reinvestment and Stock
Purchase Plan	5	-	149	-	-	149
Stock compensation	324	-	1,687	-	-	1,687
Balance at June 30, 2013	88,004	12,003	$1,683,798	$294,657	$56,637	$2,035,092

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended
	June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2013	2012
Net income	$39,273	$40,678
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	94,418	92,447
Depreciation and amortization on discontinued operations	974	3,716
Amortization of stock compensation	1,687	1,635
Amortization of deferred financing costs and debt discount	1,582	1,272
Write off of unamortized discount on senior unsecured notes	-	370
Equity in loss (earnings) of unconsolidated joint venture, net	1,830	(2,333)
Distributions of cumulative earnings from unconsolidated
joint ventures	4,712	1,494
Realized (gains) and unrealized losses on disposition
of rental property, net	(37,609)	(2,378)
Impairments	23,851	-
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(8,216)	(1,610)
Increase in deferred charges, goodwill and other assets	(16,859)	(7,322)
Decrease (increase) in accounts receivable, net	1,171	(1,829)
Increase in accounts payable, accrued expenses
and other liabilities	3,120	10,229
(Decrease) increase in rents received in advance and security deposits	(6,758)	201
Increase (decrease) in accrued interest payable	1,007	(6)

Net cash provided by operating activities	$104,183	$136,564

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$(149,200)	-
Rental property additions and improvements	(39,688)	$(33,348)
Development of rental property	(12,204)	(8,352)
Proceeds from the sale of rental property	161,727	-
Repayment of notes receivable	83	-
Investment in unconsolidated joint ventures	(31,500)	(32,475)
Distributions in excess of cumulative earnings from
unconsolidated joint ventures	20,354	988
Payment of contingent consideration	(2,755)	-
Increase in restricted cash	(300)	(195)

Net cash used in investing activities	$(53,483)	$(73,382)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$289,000	$302,526
Repayment of revolving credit facility	(289,000)	(348,026)
Proceeds from senior unsecured notes	268,928	299,403
Repayment of senior unsecured notes	(100,000)	(221,019)
Proceeds from mortgages and loans payable	1,798	-
Repayment of mortgages, loans payable and other obligations	(9,420)	(4,674)
Payment of financing costs	(2,643)	(2,635)
Payment of dividends and distributions	(89,669)	(89,950)

Net cash provided by (used in) financing activities	$68,994	$(64,375)

Net increase (decrease) in cash and cash equivalents	$119,694	$(1,193)
Cash and cash equivalents, beginning of period	58,245	20,496

Cash and cash equivalents, end of period	$177,939	$19,303

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

The General Partner is a fully-integrated self-administered, self-managed real estate investment trust (“REIT”). The General Partner controls the Company as its sole general partner and owned an 88.0 percent and 87.8 percent common unit interest in the Company as of June 30, 2013 and December 31, 2012, respectively.

The General Partner’s business is the ownership of interests in and operation of the Company, and all of the General Partner’s expenses are incurred for the benefit of the Company.  The General Partner is reimbursed by the Company for all expenses it incurs relating to the ownership and operation of the Company.

As of June 30, 2013, the Company owned or had interests in 273 properties plus developable land (collectively, the “Properties”).  The Properties aggregate approximately 30.6 million square feet, which are comprised of 250 buildings, primarily office and office/flex buildings totaling approximately 30.1 million square feet (which include four buildings, primarily office buildings aggregating approximately 0.8 million square feet owned by unconsolidated joint ventures in which the Company has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, nine multi-family properties totaling 3,319 apartments (which include seven properties aggregating 2,597 apartments owned by unconsolidated joint ventures in which the Company has investment interests),  four retail properties totaling approximately 98,800 square feet (which include two buildings aggregating 81,500 square feet owned by unconsolidated joint ventures in which the Company has investment interests), one hotel (which is owned by an unconsolidated joint venture in which the Company has an investment interest) and three parcels of land leased to others.  The Properties are located in seven states, primarily in the Northeast, plus the District of Columbia.

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

2.      SIGNIFICANT ACCOUNTING POLICIES

Rental
Property
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Acquisition-related costs are expensed as incurred.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Capitalized development and construction salaries and related costs approximated $0.9 million and $0.9 million for the three months ended June 30, 2013 and 2012, respectively, and $1.7 million and $1.8 million for the six months ended June 30, 2013 and 2012, respectively.  Included in total rental property is construction, tenant improvement and development in-progress of $92.4 million and $107.6 million as of June 30, 2013 and December 31, 2012, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

As of June 30, 2013 and December 31, 2012, the Company’s consolidated real estate joint ventures in which the Company is deemed to be the primary beneficiary have total real estate assets of $198.1 million and $198.3 million, respectively, mortgages of $78.9 million and $77.1 million, respectively, and other liabilities of $15.7 million and $16.5 million, respectively.  These consolidated ventures were acquired as part of the Roseland Transaction (as defined in Note 15: Commitments and Contingencies).

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

Investments in
Unconsolidated
Joint Ventures
The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting.  The Company applies the equity method by initially recording these investments at cost, as Investments in Unconsolidated Joint Ventures, subsequently adjusted for equity in earnings and cash contributions and distributions.  The outside basis portion of the Company’s joint ventures is amortized over the anticipated useful lives of the underlying ventures’ tangible and intangible assets acquired and liabilities assumed.  Generally, the Company would discontinue applying the equity method when the investment (and any advances) is reduced to zero and would not provide for additional losses unless the Company has guaranteed obligations of the venture or is otherwise committed to providing further financial support for the investee.    If the venture subsequently generates income, the Company only recognizes its share of such income to the extend it exceeds its share of previously unrecognized losses.

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

Deferred
Financing Costs
Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness.  Amortization of such costs is included in interest expense and was $809,000 and $661,000 for the three months ended June 30, 2013 and 2012, respectively, and $1,582,000 and $1,272,000 for the six months ended June 30, 2013 and 2012, respectively.  If a financing obligation is extinguished early, any unamortized deferred financing costs are written off and included in gains (loss) on early extinguishment of debt.  Such unamortized costs which were written off amounted to zero and $370,000 for the three months ended June 30, 2013 and 2012, respectively, and zero and $370,000 for the six months ended June 30, 2013 and 2012, respectively.

Deferred
Leasing Costs
Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.  Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Corporation are compensated for providing leasing services to the Properties.  The portion of such compensation, which is capitalized and amortized, approximated $1,033,000 and $1,060,000 for the three months ended June 30, 2013 and 2012, respectively, and $2,206,000 and $2,156,000 for the six months ended June 30, 2013 and 2012, respectively.

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

In the normal course of business, the Company or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable.  As of June 30, 2013, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are generally from the year 2008 forward.

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

Distributions
Payable
The distributions payable at June 30, 2013 represents distributions payable to common unitholders (99,752,125 units) for all such holders of record as of July 3, 2013 with respect to the second quarter 2013.  The second quarter 2013 common unit distributions of $0.30 per common unit were approved by the Corporation’s Board of Directors on May 15, 2013.  The common unit distributions payable were paid on July 12, 2013.

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

Stock
Compensation
The Company accounts for stock compensation in accordance with the provisions of ASC 718, Compensation-Stock Compensation. These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”), TSR-based Performance Shares and stock options (if any) at the grant date be amortized ratably into expense over the appropriate vesting period.  The Company recorded stock compensation expense of $981,000 and $579,000 for the three months ended June 30, 2013 and 2012, respectively, and $2,014,000 and $1,393,000 for the six months ended June 30, 2013 and 2012, respectively.

Other
Comprehensive
Income
Other comprehensive income (loss) includes items that are recorded in equity, such as unrealized holding gains or losses on marketable securities available for sale.  There was no difference in other comprehensive income to net income for the three and six months ended June 30, 2013 and 2012, and no accumulated other comprehensive income as of June 30, 2013 and 2012.

3.      REAL ESTATE TRANSACTIONS

Acquisitions
On January 18, 2013, the Company acquired Alterra at Overlook Ridge 1A (“Alterra 1A”), a 310-unit multi-family rental property located in Revere, Massachusetts, for approximately $61.3 million in cash, which was funded primarily through borrowings under the Company’s unsecured revolving credit facility.

On April 4, 2013, the Company acquired Alterra at Overlook Ridge IB (“Alterra 1B”), a 412-unit multi-family property in Revere, Massachusetts, for approximately $88 million in cash, which was funded primarily through borrowings under the Company’s unsecured revolving credit facility.

The purchase prices were allocated to the net assets acquired during the six months ended June 30, 2013 as follows (in thousands):

					Total
	Alterra 1A		Alterra 1B		Acquisitions
Land	$9,042		$12,055		$21,097
Buildings and improvements	50,671		71,409		122,080
Furniture, fixtures and equipment	801		1,474		2,275
In-place lease values	931	(1)	3,148	(1)	4,079
	61,445		88,086		149,531

Less: Below market lease values	195	(1)	136	(1)	331
	195		136		331

Net cash paid at acquisition	$61,250		$87,950		$149,200

(1)	In-place lease values and below market lease values will be amortized over one year or less.

For the six months ended June 30, 2013, included in general and administrative expense was an aggregate of approximately $214,000 in transaction costs related to the property acquisitions.

Properties Commencing Initial Operations
The following property commenced initial operations during the six months ended June 30, 2013 (dollars in thousands, except per square foot):

					Development	Development
			# of	Rentable	Costs Incurred	Costs
Date	Property/Address	Location	Bldgs.	Square Feet	by Company (a)	Per Square Foot
6/5/2013	14 Sylvan Way	Parsippany, New Jersey	1	203,506	$50,661	$248.94

(a) Development costs included approximately $13.1 million in land costs and $4.3 million in leasing costs. Amounts are as of June 30, 2013.

Property Sales
The Company sold the following office properties during the six months ended June 30, 2013 (dollars in thousands):

				Rentable	Net	Net
Sale			# of	Square	Sales	Book	Realized
Date	Property/Address	Location	Bldgs.	Feet	Proceeds	Value	Gain (loss)
04/10/13	19 Skyline Drive (a)	Hawthorne, New York	1	248,400	$16,131	$16,005	126
04/26/13	55 Corporate Drive	Bridgewater, New Jersey	1	204,057	70,967	51,308	19,659
05/02/13	200 Riser Road	Little Ferry, New Jersey	1	286,628	31,775	14,852	16,923
05/13/13	777 Passaic Avenue	Clifton, New Jersey	1	75,000	5,640	3,713	1,927
05/30/13	16 and 18 Sentry Parkway West (b)	Blue Bell, Pennsylvania	2	188,103	19,041	19,721	(680)
05/31/13	51 Imclone Drive (c)	Branchburg, New Jersey	1	63,213	6,101	5,278	823
06/28/13	40 Richards Avenue	Norwalk, Connecticut	1	145,487	15,858	17,027	(1,169)

Totals:			8	1,210,888	$165,513	$127,904	37,609

(a)  The Company recognized a valuation allowance of $7.1 million on this property at December 31, 2012.  In connection with the sale, the Company provided an interest-free note receivable to the buyer of $5 million (with a net present value of $3.7 million at June 30, 2013) which matures in ten years and requires monthly payments of principal.  See Note 5: Deferred charges, goodwill and other assets.

(b) The Company recorded an $8.4 million impairment charge on these properties at December 31, 2012. The Company has retained a subordinated interest in these properties.
(c)  The property was encumbered by a mortgage loan which was satisfied by the Company at the time of the sale.  The Company incurred $0.7 million in costs for the debt satisfaction, which was included in discontinued operations:  loss from early retirement of debt for the three and six months ended June 30, 2013.

On July 10, 2013, the Company sold its 132,010 square foot office property located at 106 Allen Road in Bernards, New Jersey for approximately $18.0 million.

In July 2013, the Company entered into a contract to sell its 1.66 million square foot Pennsylvania office portfolio and several developable land parcels for approximately $233 million: $201 million in cash, a $10 million mortgage on one of the properties and subordinated equity interests in each of the properties being sold with capital accounts aggregating $22 million.  The purchasers of the Pennsylvania office portfolio will be joint ventures to be formed between the Company and affiliates of the Keystone Property Group (the “Keystone Affiliates”).  The mortgage loan will have a term of two years with a one year extension option and bears interest at LIBOR plus six percent.  The Company's equity interests in the joint ventures will be subordinated to Keystone Affiliates receiving a 15 percent internal rate of return (“IRR”) after which the Company will receive a ten percent IRR on its subordinated equity and then all profit will be split equally.

As part of the transaction, the Company will have rights to own, after zoning-approval-subdivision, land at the 150 Monument Road Property located in Bala Cynwyd, Pennsylvania, for a contemplated multi-family residential development (the “Bala Rights”).  If the Keystone Affiliates are unable to secure a mortgage loan prior to closing which will provide for the non-encumbrance of the Bala Rights, then the Company has agreed to provide a $16.5 million mortgage loan, to be secured by the 150 Monument Property and having a two year term with an interest rate of LIBOR plus six percent, in lieu of the corresponding amount of the cash portion of the purchase price.  The loan may be extended for one year at the option of the Company.

In addition, the Company anticipates that, in exchange for agreeing to provide a non-recourse, carve-out guaranty on an existing approximate $50 million mortgage loan secured by unrelated properties owned by the Keystone Affiliates, the Company will obtain a majority interest in a contemplated multi-family residential development site located at One Presidential Boulevard in Bala Cynwyd, Pennsylvania.

The transaction is subject to the buyer’s completion of due diligence by August 19, 2013 which date may be extended under certain conditions.  The agreement provides for the sale to close after the completion of due diligence, subject to normal and customary closing conditions.

At June 30, 2013, as a result of management’s current intentions regarding their potential disposition, the Company estimated that the carrying value of the Company’s five office properties located in Blue Bell, Pennsylvania, Lower Providence, Pennsylvania and Plymouth Meeting, Pennsylvania, aggregating 462,378 square feet, may not be recoverable over their anticipated holding periods.  In order to reduce the carrying value of the five properties to their estimated fair market values (categorized on a level 3 basis as provided by ASC 820, Fair Value Measurements and Disclosures), the Company recorded impairment charges of $23.9 million at June 30, 2013.

4.      INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

As of June 30, 2013, the Company had an aggregate investment of approximately $135.7 million in its equity method joint ventures.  The Company formed these ventures with unaffiliated third parties, or acquired interests in them, to develop or manage primarily office and multi-family rental properties, or to acquire land in anticipation of possible development of office and multi-family rental properties.  As of June 30, 2013, the unconsolidated joint ventures owned: three office and two retail properties aggregating approximately 0.4 million square feet, seven multi-family properties totaling 2,597 apartments, a 350-room hotel, a senior mezzanine loan position in the capital stack of a 1.7 million square foot commercial property; development projects for up to approximately 2,739 apartments; and interests and/or rights to developable land parcels able to accommodate up to 4,071 apartments, 1.2 million square feet of office space.  The Company’s unconsolidated interests range from 7.5 percent to 80 percent subject to specified priority allocations in certain of the joint ventures.

The amounts reflected in the following tables (except for the Company’s share of equity in earnings) are based on the historical financial information of the individual joint ventures.  The Company does not record losses of the joint ventures in excess of its investment balances unless the Company is liable for the obligations of the joint venture or is otherwise committed to provide financial support to the joint venture.  The outside basis portion of the Company’s joint ventures is amortized over the anticipated useful lives of the underlying ventures’ tangible and intangible assets acquired and liabilities assumed.  Unless otherwise noted below, the debt of the Company’s unconsolidated joint ventures generally is non-recourse to the Company, except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions, and material misrepresentations.  The Company had $581,000 and $370,000 in accounts receivable due from its unconsolidated joint ventures as of June 30, 2013 and December 31, 2012, respectively.

Included in the Company’s investments in unconsolidated joint ventures as of June 30, 2013 are six unconsolidated development joint ventures, which are VIEs for which the Company is not the primary beneficiary. These joint ventures are primarily established to develop real estate property for long-term investment and were deemed VIEs primarily based on the fact that the equity investment at risk was not sufficient to permit the entities to finance their activities without additional financial support.  The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was not the primary beneficiary of these VIEs based on the fact that the Company has shared control of these entities along with the entity’s partners and therefore does not have controlling financial interests in these VIEs.  The Company’s aggregate investment in these VIEs was approximately $13.6 million as of June 30, 2013.  The Company’s maximum exposure to loss as a result of its involvement with these VIEs is estimated to be approximately $18.9 million, which includes the Company’s current investment and estimated future funding commitments of approximately $5.3 million.  The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.  In general, future costs of development not financed through third party will be funded with capital contributions from the Company and its outside partners in accordance with their respective ownership percentages.

The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of June 30, 2013 and December 31, 2012: (dollars in thousands)

	June 30,	December 31,
	2013	2012
Assets:
Rental property, net	$442,372	$180,254
Loan receivable	43,641	42,276
Other assets	380,353	311,847
Total assets	$866,366	$534,377
Liabilities and partners'/
members' capital:
Mortgages and loans payable	$387,945	$168,908
Other liabilities	51,965	12,141
Partners'/members' capital	426,456	353,328
Total liabilities and
partners'/members' capital	$866,366	$534,377

The following is a summary of the Company’s investments in unconsolidated joint ventures as of June 30, 2013 and December 31, 2012: (dollars in thousands)

	June 30,	December 31,
Entity	2013	2012
Plaza VIII & IX Associates, L.L.C.	$4,042	$4,321
South Pier at Harborside	(2,180)	(1,225)
Red Bank Corporate Plaza, L.L.C.	3,864	3,876
12 Vreeland Associates, L.L.C.	5,465	12,840
Boston Downtown Crossing	-	13,012
Gale Jefferson, L.L.C.	-	1,029
Stamford SM LLC	35,094	34,006
Marbella RoseGarden, L.L.C.	16,241	16,918
RoseGarden Monaco Holdings, L.L.C.	3,940	4,761
Rosewood Lafayette Holdings, L.L.C.	1,413	1,988
PruRose Port Imperial South 15, LLC	-	606
Rosewood Morristown, L.L.C.	6,786	7,091
Overlook Ridge JV, L.L.C.	-	-
Overlook Ridge, L.L.C.	144	31
Overlook Ridge JV 2C/3B, L.L.C.	-	179
Roseland/North Retail, L.L.C.	2,029	2,161
BNES Associates III	1,790	1,955
Portside Master Company, L.L.C.	3,550	3,651
PruRose Port Imperial South 13, LLC	2,627	2,920
Roseland/Port Imperial Partners, L.P.	2,689	2,582
RoseGarden Marbella South, L.L.C.	6,617	6,182
PruRose Riverwalk G, L.L.C.	3,646	4,136
Elmajo Urban Renewal Associates, LLC	322	629
Estuary Urban Renewal Unit B, LLC	125	220
Riverpark at Harrison I, L.L.C.	3,082	2,606
150 Main Street, L.L.C.	2,635	2,395
RoseGarden Monaco, L.L.C.	1,193	1,165
Hillsborough 206 Holdings, L.L.C.	1,979	1,967
Grand Jersey Waterfront Urban Renewal Associates, L.L.C.	362	337
Crystal House Apartments Investors LLC	28,267	-
Company's investment in unconsolidated joint ventures	$135,722	$132,339

The following is a summary of the results from operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three and six months ended June 30, 2013 and 2012: (dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Total revenues	$91,274	$15,354	$103,693	$27,058
Operating and other expenses	(81,321)	(9,080)	(89,268)	(16,259)
Depreciation and amortization	(10,083)	(2,398)	(13,174)	(4,788)
Interest expense	(3,310)	(1,652)	(5,322)	(3,342)
Net income	$(3,440)	$2,224	$(4,071)	$2,669

The following is a summary of the Company’s equity in earnings (loss) of unconsolidated joint ventures for the three and six months ended June 30, 2013 and 2012: (dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Entity	2013	2012	2013	2012
Plaza VIII & IX Associates, L.L.C.	$19	$12	$28	$22
South Pier at Harborside	1,056	792	545	804
Red Bank Corporate Plaza, L.L.C.	106	101	207	204
12 Vreeland Associates, L.L.C.	116	125	24	324
Boston Downtown Crossing	651	(227)	646	(327)
Gale Jefferson, L.L.C.	-	20	68	40
Stamford SM LLC	897	910	1,782	1,266
Marbella RoseGarden, L.L.C.	(165)	-	(276)	-
RoseGarden Monaco Holdings, L.L.C.	(423)	-	(822)	-
Rosewood Lafayette Holdings, L.L.C.	(284)	-	(574)	-
PruRose Port Imperial South 15, LLC	-	-	(606)	-
Rosewood Morristown, L.L.C.	(117)	-	(241)	-
Overlook Ridge JV, L.L.C.	-	-	-	-
Overlook Ridge, L.L.C.	-	-	-	-
Overlook Ridge JV 2C/3B, L.L.C.	224	-	151	-
Roseland/North Retail, L.L.C.	(83)	-	(132)	-
BNES Associates III	(2)	-	(71)	-
Portside Master Company, L.L.C.	(68)	-	(113)	-
PruRose Port Imperial South 13, LLC	(145)	-	(278)	-
Roseland/Port Imperial Partners, L.P.	-	-	-	-
RoseGarden Marbella South, L.L.C.	(19)	-	(37)	-
PruRose Riverwalk G, L.L.C.	(192)	-	(378)	-
Elmajo Urban Renewal Associates, LLC	(82)	-	(168)	-
Estuary Urban Renewal Unit B, LLC	(34)	-	(63)	-
Riverpark at Harrison I, L.L.C.	-	-	-	-
150 Main Street, L.L.C.	-	-	-	-
RoseGarden Monaco, L.L.C.	-	-	-	-
Hillsborough 206 Holdings, L.L.C.	-	-	-	-
Grand Jersey Waterfront Urban Renewal Associates, L.L.C.	-	-	-	-
Crystal House Apartments Investors LLC	(1,535)	-	(1,522)	-
Company's equity in earnings of unconsolidated joint ventures	$(80)	$1,733	$(1,830)	$2,333

Plaza VIII and IX Associates, L.L.C.
The Company has a joint venture with Columbia Development Company, L.L.C. (“Columbia”), which owns land for future development currently used as a parking facility and located on the Hudson River waterfront in Jersey City, New Jersey, adjacent to the Company’s Harborside complex.  The Company holds a 50 percent interest in the venture.

South Pier at Harborside – Hotel
The Company has a joint venture with Hyatt Corporation (“Hyatt”) which owns a 350-room hotel on the South Pier at Harborside, Jersey City, New Jersey.  The Company holds a 50 percent interest in the venture.

The venture has a non-recourse mortgage loan with a balance as of June 30, 2013 of $63.4 million collateralized by the hotel property.  The loan carries an interest rate of 6.15 percent and matures in November 2016.  The venture also has a loan with a balance as of June 30, 2013 of $5.1 million with the City of Jersey City, provided by the U.S. Department of Housing and Urban Development.  The loan currently bears interest at fixed rates ranging from 6.09 percent to 6.62 percent and matures in August 2020.  The Company has posted a $5.1 million letter of credit in support of this loan, half of which is indemnified by Hyatt.

Red Bank Corporate Plaza, L.L.C.
The Company has a joint venture with The PRC Group, which owns Red Bank Corporate Plaza, a 92,878 square foot office building located in Red Bank, New Jersey.  The property is fully leased to Hovnanian Enterprises, Inc. through September 30, 2017.  The Company holds a 50 percent interest in the venture.

The venture has a $17.0 million mortgage loan collateralized by the office property, which bears interest at a rate of the London Interbank Offered Rate (“LIBOR”) plus 300 basis points and matures in May 2016.  LIBOR was 0.19 percent at June 30, 2013.  The loan includes contingent guarantees for a portion of the principal by the Company based on certain conditions.  On September 22, 2011, the interest rate on 75 percent of the loan was fixed at 3.99375 percent effective from October 17, 2011 through maturity.

The Company performed management, leasing, and other services for the property owned by the joint venture and recognized $27,000 and $25,000 in fees for such services in the three months ended June 30, 2013 and 2012, respectively, and $54,000 and $50,000 for the six months ended June 30, 2013 and 2012, respectively.

12 Vreeland Associates, L.L.C.
The Company entered into a joint venture to form M-C Vreeland, LLC (“M-C Vreeland”), which acquired a 50 percent interest in 12 Vreeland Associates, L.L.C., which owns a 139,750 square foot office property located at 12 Vreeland Road, Florham Park, New Jersey.

On June 18, 2013, 12 Vreeland Associates, L.L.C. obtained a mortgage loan which is collateralized by its office property.  The amortizable loan with a balance of $16.0 million as of June 30, 2013 bears interest at 2.87 percent and matures on July 2023.  The venture subsequently distributed $14.8 million of the loan proceeds, of which the Company’s share was $7.4 million.

The operating agreement of M-C Vreeland provides, among other things, for the Participation Rights (see Note 12: Noncontrolling Interests in Consolidated Joint Ventures – Participation Rights).

Boston Downtown Crossing
The Company had a joint venture with affiliates of Vornado Realty LP (“Vornado”) and JP Morgan Chase Bank (“JPM”), which was created to acquire and redevelop the Filenes property located in the Downtown Crossing district of Boston, Massachusetts (the “Filenes Property”).  The venture was organized in contemplation of developing and converting the Filenes Property into a condominium consisting of a retail unit, an office unit, a parking unit, a hotel unit and a residential unit, aggregating 1.2 million square feet.  The Company, through subsidiaries, separately holds approximately a 15 percent indirect ownership interest in each of the units.  The project is subject to governmental approvals.

On April 23, 2013, the Company and JPM sold their interests in the venture for $45 million, of which the Company’s share was $13.5 million.  The Company realized its share of the gain on the sale of $754,000 which is included in equity in earnings.

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

One Jefferson had a loan in the amount of $20.2 million, which bore interest at a rate of LIBOR plus 160 basis points and was scheduled to mature in October 2013.  On January 4, 2013, Gale Jefferson, L.L.C. sold its membership interest to JPM for $3.2 million, of which the Company’s share was $1.1 million.  The Company realized its share of the gain on the sale of $69,000 which is included in equity in earnings.

The Company performed management, leasing, and other services for the Jefferson Property and recognized zero and $48,000 in income for such services in the three months ended June 30, 2013 and 2012, respectively, and $16,000 and $96,000 for the six months ended June 30, 2013 and 2012, respectively.

Stamford SM LLC
On February 17, 2012, the Company entered into a joint venture to form Stamford SM LLC (“Stamford SM”) which acquired a senior mezzanine loan (the “Mezz Loan”) position in the capital stack of a 1.7 million square foot class A portfolio in Stamford, Connecticut for $40 million.  The Mezz Loan has a face value of $50 million and is secured by the equity interests in a seven-building portfolio containing 1.67 million square feet of class A office space and 106 residential rental units totaling 70,500 square feet, all located in the Stamford Central Business District.  The interest-only Mezz Loan has a carrying value of $43.6 million as of June 30, 2013.  The Mezz Loan is subject to an agreement, which provides subject to certain conditions, that principal proceeds above $47 million are paid to another party.  The Mezz Loan bears interest at LIBOR plus 325 basis points and matures in August 2013 with a one-year extension option, subject to certain conditions.

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

In general, the operating agreement of PruRose/Marbella provides that operating cash flows are distributed to members first to Prudential-Marbella and then to RoseGarden based on a 9.5 percent operating return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with their ownership percentages.  As of June 30, 2013, Prudential-Marbella had a capital balance of $7.6 million and RoseGarden had a capital balance of $0.1 million.  There was no accumulated unpaid operating return as of June 30, 2013.

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

PruRose/Marbella has a mortgage loan, with a balance of $95 million as of June 30, 2013, which bears interest at 4.99 percent and matures in May 2018.  The interest-only loan is collateralized by the Marbella Property.

The Company performed management, leasing, and other services for PruRose/Marbella and recognized $84,000 and $179,000 in income for such services in the three and six months ended June 30, 2013, respectively.

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

In general, the operating agreement of PruRose Monaco provides that operating cash flows are distributed to members first to Prudential and then to Monaco Holdings based on a nine percent operating return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with their ownership percentages.  As of June 30, 2013, Prudential had a capital balance of $76 million and an accumulated unpaid operating return of $3.0 million.  It is not anticipated that Monaco Holdings will be required to fund any capital.

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

PruRose Monaco has an interest-only mortgage loan, collateralized by the property with a balance of $165 million as of June 30, 2013.  The mortgage loan bears interest at 4.19 percent and matures in February 2021.

The Company performed management, leasing, and other services for PruRose Monaco and recognized $114,000 and $235,000 in income for such services in the three and six months ended June 30, 2013, respectively.

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

In general, the operating agreement of Rosewood Lafayette provides that operating cash flows are distributed to members first to Prudential and then to Rosewood based on an eight percent operating return to December 23, 2012 and nine percent thereafter on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with their ownership percentages.  As of June 30, 2013, Prudential had a capital balance of $29.4 million and an accumulated unpaid operating return of $1.8 million. It is not anticipated that Rosewood will be required to fund any capital.

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

Rosewood Lafayette has a mortgage loan, with a balance of $39.7 million as of June 30, 2013, which bears interest at 4.0 percent and matures in July 2015.  The loan requires principal and interest payments based on a 30-year amortization schedule and is collateralized by the Highlands Property.

The Company performed management, leasing, and other services for Rosewood Lafayette and recognized $48,000 and $94,000 in income for such services in the three and six months ended June 30, 2013, respectively.

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

Port Imperial 15 is owned 50 percent by the Company and 50 percent by PRII Port Imperial South 15, LLC (“Prudential-Port”).

In general, the operating agreement of Port Imperial 15 provides that operating cash flows are distributed to members first to Prudential-Port and then to the Company based on a nine percent operating return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with their ownership percentages.  As of June 30, 2013, Prudential-Port had a capital balance of $33.3 million and an accumulated unpaid operating return of $4.7 million.  It is not anticipated that the Company will be required to fund any capital.

Net cash flows from a capital event are distributed first to the extent of any accumulated unpaid operating return and then to repay each members’ capital balance in the same priority as operating cash flows, with any excess distributed to the members in accordance with their ownership percentages.

Subject to a letter agreement, 20 percent of distributions received by the Company, in excess of an eight percent IRR shall be paid to a third party based on certain conditions.

Port Imperial 15 has a mortgage loan, with a balance of $57 million as of June 30, 2013, which bears interest at LIBOR plus 235 basis points and matures in August 2013.  The loan provides, subject to certain conditions, two one-year extension options with a fee of 25 basis points each.  The interest-only loan is collateralized by the RiversEdge Property.  On June 30, 2010, the interest rate on the loan was fixed at 3.78 percent through June 30, 2013.

The Company performed management, leasing, and other services for Port Imperial 15 and recognized $62,000 and $123,000 in income for such services in the three and six months ended June 30, 2013, respectively.

Rosewood Morristown, L.L.C.
On October 23, 2012, as part of the Roseland Transaction, the Company acquired a 50 percent interest in Rosewood Morristown, L.L.C. (“Rosewood”) with the remaining interest owned by Woodmont Epsteins, L.L.C.

Rosewood owns a 50 percent interest in Morristown Epsteins, L.L.C. (“Morristown”) with the remaining 50 percent owned by a third party. Morristown owns an interest in a 76-unit-for-sale luxury condominium community (the “40 Park Condominiums Property”), three of which were unsold at acquisition, all of which have been sold as of June 30, 2013.  Morristown also owns land where it intends to build a 91-unit, seven-story, multi-family rental property (the “Lofts at 40 Park Property”).  Morristown also owns a 50 percent residual interest in the entity that owns a 130-unit multi-family rental property (the “Metropolitan Property”) and approximately 60,000 square feet of retail space in two buildings (the “Shops”), Epsteins B Rentals, L.L.C. (“Epsteins”), with the remaining interest owned by Prudential.  All of the properties are located in Morristown, New Jersey.

The operating agreement of Morristown provides, among other things, for the distribution of net available cash to the members, as follows:

•	to pay accrued and unpaid interest at a rate of eight percent on the balance note, as defined;
•	to Rosewood in an amount equal to its current year’s annual preferred return rate of eight percent on its adjusted capital, as defined;
•	to pay the outstanding balance remaining on the balance note, which was $975,000 as of June 30, 2013;
•	to Rosewood in an amount equal to its adjusted capital balance, which was $3.2 million as of June 30, 2013; and
•	to the members in accordance with their ownership percentages.

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

In general, the operating agreement of Epsteins provides that operating cash flows are distributed to members first to Prudential and then to Rosewood based on a nine percent return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with  their ownership percentages.  As of June 30, 2013, Prudential had a capital balance of $14.8 million and Rosewood had a capital balance of $0.7 million.  There was no accumulated unpaid operating return as of June 30, 2013.

Net cash flows from a capital event are distributed first to the extent of any accumulated unpaid operating return balance and then to repay each members’ capital balance in the same priority as operating cash flows, with any excess distributed to the members in accordance with their ownership percentages.

Epsteins has a mortgage loan, with a balance of $48.5 million as of June 30, 2013, which bears interest at LIBOR plus 275 basis points, matures in February 2014 and requires a $1.9 million principal payment in August 2013.  The interest-only loan is collateralized by the Metropolitan Property.

Morristown has a mortgage loan, with a balance of $1.1 million as of June 30, 2013, which bears interest at LIBOR plus 250 basis points and matures in September 2013.  The loan is collateralized by the Lofts at 40 Park Property and is fully guaranteed by the Company.

The Company performed management, leasing, and other services for Epsteins and recognized $44,000 and $87,000 in income for such services in the three and six months ended June 30, 2013, respectively.

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

In general, the operating agreement of LR Overlook provides, among other things, for distributions of cash flow to the members in accordance with their ownership percentages, subject to the repayment of priority partnership loans.  As of June 30, 2013, Lennar has a priority partnership loan of $18.8 million, which has an accrued interest balance of $13.5 million.

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

LR Overlook has mortgage loans, with a balance of $69.9 million as of June 30, 2013, which mature in March 2016.  The senior loan, with a balance of $52.9 million, which bears interest at LIBOR plus 200 basis points is collateralized by the Quarrystone I property.  The junior loan, with a balance of $17 million, which bears interest at LIBOR plus 90 basis points is collateralized by a $17 million letter of credit provided by an affiliate of Lennar.

LR Overlook Phase III has a mortgage loan, with a balance of $5.6 million as of June 30, 2013, which bears interest at a rate of LIBOR plus 250 basis points and matures in April 2015.  The loan provides, subject to certain conditions, a one-year extension option with a fee of 25 basis points.  The interest-only loan is collateralized by the Overlook Phase III Land.  The Company has guaranteed repayment of up to $1.5 million and all interest under the loan.

The Company performed management, leasing, and other services for LR Overlook and recognized $45,000 and $90,000 in income for such services in the three and six months ended June 30, 2013, respectively.

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

Overlook Ridge has a mortgage loan collateralized by Overlook Land, not to exceed $17.4 million, with a balance of $16.3 million as of June 30, 2013.  The loan bears interest at a rate of LIBOR plus 350 basis points and matures in March 2014.  The loan provides, subject to certain conditions, a one-year extension option with a fee of 25 basis points.  The Company has guaranteed repayment of the outstanding principal balance of the loan.

Overlook Ridge JV 2C/3B, L.L.C.
On October 23, 2012, as part of the Roseland Transaction, the Company acquired a 25 percent indirect residual interest in a to-be-built, 371-unit multi-family rental development spanning four buildings (the “Overlook 2C/3B Project”) which is located in Malden, Massachusetts.  Construction began in January 2013 with anticipated initial deliveries in the first quarter 2014.

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

In general, the operating agreement of Overlook Apartments Investors provides that operating cash flows are distributed to members first to Overlook Apartments Member and then to Overlook 2C/3B based on a 6.5 percent preferred return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with their ownership percentages.  As of June 30, 2013, Overlook Apartments Member had a capital balance of $22.6 million with an accumulated unpaid preferred return of $0.7 million.  It is anticipated that Overlook 2C/3B will not be required to fund any capital.

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

Overlook Apartments Investors has a construction loan not to exceed $55.5 million with no balance at June 30, 2013, which bears interest at LIBOR plus 250 basis points and matures in December 2015.  The loan provides, subject to certain conditions, two one-year extension options with a fee of 25 basis points each.  The Company has guaranteed lien-free completion of the project to the lender and Overlook Apartments Member.  The Company has also guaranteed repayment of $8.3 million of the loan.  Upon the project achieving a debt service coverage ratio of 1.25, as defined, the repayment guaranty ends.  Additionally, the Company has guaranteed payment of all interest due under the loan.  On January 18, 2013, the interest rate on an amount not expected to exceed 95 percent of the outstanding loan balance was fixed at 3.0875 percent from September 3, 2013 to November 2, 2015.

The operating agreement of Overlook 2C/3B provides, among other things, for the distribution of net operating cash flow to the members, as follows:

•	First, to each member in proportion to and to the extent of such member’s unrecovered return of nine percent on unrecovered capital; and
•	Second, to the members in accordance with their ownership percentages.

Rowe has an unrecovered notional capital account balance of $7.2 million and the Company has an unrecovered capital account with $0.2 million associated with its land capital as of June 30, 2013.

The Company performed development, management, and other services for Overlook Apartments Investors and recognized $109,000 and $178,000 in income for such services in the three and six months ended June 30, 2013, respectively.

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

In general, the operating agreement of PI North Retail provides that operating cash flows are distributed first to Prudential-PI and then to the Company based on a nine percent operating return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with ownership percentages.  As of June 30, 2013, Prudential-PI had a capital balance of $4.3 million and an accumulated unpaid operating return of $1.5 million and the Company had no capital balance.

Net cash flows from a capital event are distributed first to the extent of any accumulated unpaid operating return and then to repay each members’ capital balance in the same priority as operating cash flows, with any excess distributed to the members in accordance with their ownership percentages.

The Company performed management, leasing, and other services for PI North Retail and recognized $7,000 and $15,000 in income for such services in the three and six months ended June 30, 2013, respectively.

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

Crystal Lake has a mortgage loan, with a balance of $7.6 million as of June 30, 2013 collateralized by the office property, which bears interest at 4.76 percent and matures in November 2023.

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

In general, the operating agreement of Portside Apartment Holdings provides that operating cash flows are distributed to members first to Prudential Portside and then to Portside Master based on a nine percent operating return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with their ownership percentages.  As of June 30, 2013, Prudential Portside had a capital balance of $8.7 million and an unpaid operating return of $0.3 million.  It is anticipated that Portside Master will not be required to fund any capital.

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

Portside Apartment Holdings has a construction loan in an amount not to exceed $42.5 million with no balance at June 30, 2013, which bears interest at LIBOR plus 250 basis points and matures in December 2015.  The loan provides, subject to certain conditions, two one-year extension options with a fee of 12.5 basis points for year one and 25 basis points for year two.  The Company has guaranteed lien-free completion of the project to the lender,  Prudential Portside and Massachusetts Port Authority.  The Company has also guaranteed repayment of 50 percent of the loan until project completion, when the repayment guaranty is reduced to 25 percent.  The Company’s repayment guaranty is further reduced to 10 percent upon achieving a debt service coverage ratio of 1.25, as defined.  Additionally, the Company has guaranteed payment of all interest due under the loan.

The Company performed development, management, and other services for Portside Apartment Holdings and recognized $169,000 and $211,000 in income for such services in the three and six months ended June 30, 2013, respectively.

PruRose Port Imperial South 13, LLC
On October 23, 2012, as part of the Roseland Transaction, the Company acquired a 20 percent residual interest in a to-be-built, 280-unit multi-family rental property (“Port Imperial 13”) located in Weehawken, New Jersey.  Port Imperial 13 began construction in January 2013 with anticipated initial deliveries in the fourth quarter 2014.

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

In general, the operating agreement of PruRose 13 provides that operating cash flows are distributed to members first to Prudential 13 and then to the Company based on a nine percent operating return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with their ownership percentages.  As of June 30, 2013, Prudential 13 had a capital balance of $32.5 million and an accumulated unpaid operating return of $1.8 million and the Company had a capital balance of $1.8 million and an accumulated unpaid operating return of $0.1 million.

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

PruRose 13 has a construction loan in an amount not to exceed $73.4 million with no balance at June 30, 2013.  The loan bears interest at a rate of LIBOR plus 215 basis points and matures in June 2016.  The loan provides, subject to certain conditions, a one-year extension option followed by a six-month extension option with a fee of 25 basis points each.  The Company has guaranteed lien-free completion of the project to the lender and Prudential.  The Company has also guaranteed repayment of up to $11 million of the loan.   The Company’s guaranty of repayment is reduced to $7.4 million upon achieving a debt service coverage ratio of 1.25, and to zero upon achieving a debt service coverage ratio of 1.40, as defined.  Additionally, the Company has guaranteed payment of all interest due under the loan.  On December 28, 2012, the interest rate on an amount not expected to exceed 95 percent of the outstanding loan balance was fixed at 2.79 percent from July 1, 2013 to January 1, 2016.

The Company performed development, management, and other services for PruRose 13 and recognized $283,000 and $325,000 in income for such services in the three and six months ended June 30, 2013, respectively.

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

As of June 30, 2013, Prudential and Prudential LLC had a Parcel C capital balance of $18.2 million and an accumulated unpaid operating return of $3.3 million and the Company had a capital balance of $8,000.   Construction of the Parcel C Project is expected to start in 2015.

In addition, the operating agreement provides each member a land capital account associated with the Port Imperial North Land.  As of June 30, 2013, Prudential and Prudential LLC had a land capital account balance of $58.1 million and the Company had a land capital account of $5.1 million.  The land capital account balances do not earn a return and will be contributed to a development entity upon construction start for each development parcel, as defined.  Also, as of June 30, 2013, Prudential and Prudential LLC had a capital balance of $394,000 and the Company had a capital balance of $98,000 related to the Port Imperial North land.

RoseGarden Marbella South, L.L.C.
On October 23, 2012, as part of the Roseland Transaction, the Company acquired a 24.27 percent indirect residual interest in a to-be-built, 311-unit high-rise multi-family rental property (the “Marbella II Project”) which is located in Jersey City, New Jersey.  The Marbella II Project is scheduled to begin construction in the third quarter 2013.

The Company owns 48.5325 percent of RoseGarden Marbella South, L.L.C. (“RoseGarden South”) with the remaining interest owned by MG Marbella Partners II, L.L.C.

RoseGarden South holds a 50 percent interest in the development project-owning entity, PruRose Marbella II, L.L.C. (“PruRose/Marbella II”), with the remaining interest owned by PRISA III Investments LLC (“Prudential-Marbella II”).  Total estimated development costs of $132.1 million are anticipated to be funded with $54.7 million of member capital, $41.4 million from Prudential-Marbella II and $13.3 million from the Company, with the balance to be funded by a $77.4 million construction loan.

In general, the operating agreement of PruRose/Marbella II provides that operating cash flows are distributed to members pro-rata based on a nine percent operating return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with their ownership percentages.  As of June 30, 2013, Prudential-Marbella II had a capital balance of $3.2 million and an accumulated unpaid operating return of $0.3 million and RoseGarden South had a capital balance of $0.7 million with an unpaid operating return of $4,000.

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

The Company performed development, management and other services for PruRose Marbella II and recognized $3,000 and $18,000 in income for such services in the three and six months ended June 30, 2013, respectively.

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

In general, the operating agreement of Riverwalk G provides that operating cash flows are distributed to members first to Investor and then to PruRose Riverwalk based on a 7.75 percent operating return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with their ownership percentages.  As of June 30, 2013, Investor had a capital balance of $35 million and an unpaid operating return of $5.2 million.  It is not anticipated that PruRose Riverwalk will be required to fund any capital.

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

Riverwalk G has a construction loan in an amount not to exceed $83.1 million, with a balance of $41.4 million as of June 30, 2013, which bears interest at six percent and matures in July 2021.  The interest-only loan is collateralized by the RiverTrace Project. The Company has guaranteed a lien-free completion of the project to the lender and Investor.  The Company fully guarantees the loan until six months after completion of the project.

The Company performed development, management, and other services for Riverwalk G and recognized $174,000 and $349,000 in income for such services in the three and six months ended June 30, 2013, respectively.

ELMAJO Urban Renewal Associates, LLC/Estuary Urban Renewal Unit B, LLC
On October 23, 2012, as part of the Roseland Transaction, the Company acquired a 7.5 percent residual interest in a to-be-built, three-building, 582 multi-family rental property located in Weehawken, New Jersey (the “Lincoln Harbor Project”), with the remaining interest owned by ELMAJO Management, Inc. (“EMI”).  The first phase, Building A, with 181 units, and Building C, with 174 units, began construction in 2012 and the second phase, Building B, with 227 units, began construction in January 2013.  On March 13, 2013, Estuary Urban Renewal Unit B, LLC (“Estuary UR”) was formed to own and develop the second phase, Building B.  Estimated total development costs for the Lincoln Harbor Project is $218.3 million. EMI is required to fund any capital requirements in excess of construction financing.  The Company has no funding requirements to the venture.

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

As of June 30, 2013, EMI and Estuary UR have a combined capital balance of $68.6 million and an unpaid preferred return of $11.8 million.

ELMAJO UR has a construction loan for Building A and Building C in an amount not to exceed $95 million, with a balance of $26.4 million as of June 30, 2013, which bears interest at LIBOR plus 210 basis points and matures in June 2016.  The loan provides, subject to certain conditions, a one-year extension option with a fee of 25 basis points.

The Company performed development and other services for ELMAJO UR and Estuary UR and recognized $240,000 and $480,000 in income for such services in the three and six months ended June 30, 2013, respectively.

Riverpark at Harrison I, L.L.C.
On October 23, 2012, as part of the Roseland Transaction, the Company acquired a 36 percent interest in a multi-phase project located in Harrison, New Jersey (the “Riverpark Project”).  Construction of a 141-unit multi-family rental property of the Riverpark Project is projected to start in the near term.  Estimated total development costs of $28.2 million are expected to be funded with a $23.4 million construction loan, with the balance to be funded with member capital.  The Company is required to fund 40.5 percent of capital.

The remaining interests in the development project-owning entity, Riverpark at Harrison I Urban Renewal, L.L.C. (“Riverpark”) are owned 36 percent by Chall Enterprises, L.L.C. and 28 percent by an investor group.

In general, the operating agreement of Riverpark provides, among other things, for the distribution of net cash flow to the members in accordance with their ownership percentages.

On June 27, 2013, Riverpark obtained a construction loan in an amount not to exceed $23.4 million with no balance at June 30, 2013.  The loan, which bears interest at LIBOR plus 235 basis points, matures in June 2016 and provides, subject to certain conditions, two one-year extension options with a fee of 20 basis points for each year.  The Company has guaranteed lien-free completion of the project to the lender and repayment of 25 percent of the principal amount at maturity.  The Company’s repayment guaranty is reduced to 10 percent upon project completion, achieving a debt service coverage ratio of 1.30 and satisfaction of the loan-to-value ratio of 65 percent, as defined.  Additionally, the Company has guaranteed payment of all interest due under the loan.

150 Main Street, L.L.C.
On October 23, 2012, as part of the Roseland Transaction, the Company acquired a 26.25 percent interest in a to-be-built, 108-unit multi-family rental property located in Eastchester, New York (the “Eastchester Project”).

The remaining interests in the development project-owning entity, 150 Main Street, L.L.C. (“Eastchester”) are owned 26.25 percent by JMP Eastchester, L.L.C. and 47.5 percent by Hudson Valley Land Holdings, L.L.C. (“HVLH”).  Subsequent to quarter end, operating agreement modifications have increased the Company’s effective ownership to 76.25 percent.  The Eastchester Project is expected to start in the near term.  Estimated total development costs of $46 million are expected to be funded with a $27.5 million construction loan and the balance of $18.5 million to be funded with member capital.

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

The Company performed development and other services for Eastchester and recognized zero and $15,000 in income for such services in the three and six months ended June 30, 2013, respectively.

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

In general, the operating agreement of CHAI provides that net operating cash flows are distributed to the members in accordance with ownership percentages.  Net cash flows from a capital event are distributed first to the members in accordance with ownership percentages until they receive a nine percent IRR, as defined, with any excess distributed 50 percent to the Company and 50 percent to UBS.

CHAI obtained a mortgage loan on the acquired property, which has a balance of $165 million as of June 30, 2013, bears interest at 3.17 percent and matures in March 2020.  The loan, which is interest-only during the initial 5-year term and amortizable over a 30-year period for the remaining term, is collateralized by the Crystal House Property.

The Company performed management, leasing and other services for CHAI and recognized $119,000 in income for such services in the three and six months ended June 30, 2013.

5.      DEFERRED CHARGES, GOODWILL AND OTHER ASSETS

	June 30,	December 31,
(dollars in thousands)	2013	2012
Deferred leasing costs	$263,701	$267,197
Deferred financing costs	22,625	20,447
	286,326	287,644
Accumulated amortization	(125,037)	(131,613)
Deferred charges, net	161,289	156,031
Notes receivable	3,683	-
In-place lease values, related intangible and other assets, net	17,431	19,284
Goodwill	2,945	2,945
Prepaid expenses and other assets, net	29,267	26,614

Total deferred charges, goodwill and other assets	$214,615	$204,874

6.      RESTRICTED CASH

Restricted cash includes tenant security deposits for certain of the Company’s properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following:  (dollars in thousands)

	June 30,	December 31,
	2013	2012
Security deposits	$7,774	$7,165
Escrow and other reserve funds	11,865	12,174

Total restricted cash	$19,639	$19,339

7.      DISCONTINUED OPERATIONS

Property Sales
The Company sold eight office properties, aggregating 1.2 million square feet for total net sales proceeds of approximately $165.5 million during the six months ended June 30, 2013, and has presented them as discontinued operations in its statement of operations for all periods presented (See Note 3: Real Estate Transactions – Property Sales):

Held for Sale
The Company identified the following property as held for sale as of June 30, 2013 and presented its results as discontinued operations in its statements of operations for all periods presented (dollars in thousands):

		# of	Rentable	Gross	Accumulated	Net
Property	Location	Bldgs.	Square Feet	Book Value	Depreciation	Book Value

106 Allen Road (a)	Bernards Township, New Jersey	1	132,010	$17,895	$(5,044)	$12,851

(a) On July 10, 2013, the Company sold this property for approximately $18.0 million.

As the Company disposed of 2200 Renaissance Boulevard in King of Prussia, Pennsylvania; 95 Chestnut Ridge Road in Montvale, New Jersey; and three office buildings in Moorestown, New Jersey during the year ended December 31, 2012, the Company has presented the results from these assets as discontinued operations in its statements of operations for all periods presented.

The following table summarizes income from discontinued operations and the related realized gains (losses) and unrealized losses on disposition of rental property, net, for the three and six month periods ended June 30, 2013 and 2012:  (dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Total revenues	$2,742	$7,355	$7,804	$15,155
Operating and other expenses	(1,109)	(2,766)	(3,428)	(5,930)
Depreciation and amortization	(234)	(1,678)	(974)	(3,716)
Interest expense (net of interest income)	(35)	(80)	(116)	(589)

Income from discontinued operations	1,364	2,831	3,286	4,920

Loss from early extinguishment of debt	(703)	-	(703)	-

Unrealized losses on disposition of rental property	-	(1,634)	-	(2,133)
Realized gains (losses) on
disposition of rental property, net	37,609	-	37,609	4,511

Realized gains (losses) and unrealized losses on
disposition of rental property, net	37,609	(1,634)	37,609	2,378

Total discontinued operations, net	$38,270	$1,197	$40,192	$7,298

8.      SENIOR UNSECURED NOTES

On May 8, 2013, the Company completed the sale of $275 million face amount of 3.15 percent senior unsecured notes due May 15, 2023 with interest payable semi-annually in arrears.  The net proceeds from the issuance of approximately $266.5 million, after underwriting discount and offering expenses, were used primarily to repay outstanding borrowings under the Company’s unsecured revolving credit facility.

A summary of the Company’s senior unsecured notes as of June 30, 2013 and December 31, 2012 is as follows:  (dollars in thousands)

	June 30,	December 31,	Effective
	2013	2012	Rate (1)
4.600% Senior Unsecured Notes, due June 15, 2013 (2)	-	$99,987	4.742%
5.125% Senior Unsecured Notes, due February 15, 2014	$200,150	200,270	5.110%
5.125% Senior Unsecured Notes, due January 15, 2015	149,856	149,810	5.297%
5.800% Senior Unsecured Notes, due January 15, 2016	200,199	200,237	5.806%
2.500% Senior Unsecured Notes, due December 15, 2017	248,707	248,560	2.803%
7.750% Senior Unsecured Notes, due August 15, 2019	248,693	248,585	8.017%
4.500% Senior Unsecured Notes, due April 18, 2022	299,475	299,445	4.612%
3.150% Senior Unsecured Notes, due May 15, 2023	269,019	-	3.517%

Total senior unsecured notes	$1,616,099	$1,446,894

(1)	Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount/premium on the notes, as applicable.
(2)	These notes were paid at maturity using available cash.

The terms of the Company’s senior unsecured notes include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

9.      UNSECURED REVOLVING CREDIT FACILITY

On July 16, 2013, the Company amended and restated its unsecured revolving credit facility with a group of 17 lenders.  The $600 million facility is expandable to $1 billion and matures in July 2017.  It has two six month extension options each requiring the payment of a 7.5 basis point fee.  The interest rate on outstanding borrowings (not electing the Company’s competitive bid feature) and the facility fee on the current borrowing capacity payable quarterly in arrears are based upon the Company’s unsecured debt ratings, as follows:

Company’s	Interest Rate –
Unsecured Debt Ratings:	Applicable Basis Points	Facility Fee
Higher of S&P or Moody’s	Above LIBOR	Basis Points
No ratings or less than BBB-/Baa3	170.0	35.0
BBB- or Baa3	130.0	30.0
BBB or Baa2(current)	110.0	20.0
BBB+ or Baa1	100.0	15.0
A- or A3 or higher	92.5	12.5

The facility has a competitive bid feature, which allows the Company to solicit bids from lenders under the facility to borrow up to $300 million at interest rates less than those above.

The terms of the unsecured facility include certain restrictions and covenants which limit, among other things the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties (to the extent that: (i) such property dispositions cause the Company to default on any of the financial ratios of the facility described below, or (ii) the property dispositions are completed while the Company is under an event of default under the facility, unless, under certain circumstances, such disposition is being carried out to cure such default), and which require compliance with financial ratios relating to the maximum leverage ratio, the maximum amount of secured indebtedness, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property interest coverage and certain investment limitations.  If an event of default has occurred and is continuing, the Corporation will not make any excess distributions except to enable the Corporation to continue to qualify as a REIT under the Code.

The lending group for the credit facility consists of: JPMorgan Chase Bank, N.A., as administrative agent; Bank of America, N.A., as syndication agent; Deutsche Bank AG New York Branch; U.S. Bank National Association and Wells Fargo Bank, N.A., as documentation agents; Capital One, National Association; Citibank N.A.; Comerica Bank; PNC Bank, National Association; SunTrust Bank; The Bank of Tokyo-Mitsubishi UFJ, LTD.; The Bank of New York Mellon; as managing agents; and Compass Bank; Branch Banking and Trust Company; TD Bank, N.A.; Citizens Bank of Pennsylvania; Mega International Commercial Bank Co., LTD.  New York Branch, as participants.

As of June 30, 2013 and December 31, 2012, the Company had no outstanding borrowings under its unsecured revolving credit facility.

Through July 15, 2013, the Company had a $600 million unsecured revolving credit facility, which had an interest rate on outstanding borrowings of LIBOR plus 125 basis points and a facility fee of 25 basis points.

MONEY MARKET LOAN
The Company has an agreement with JPMorgan Chase Bank to participate in a noncommitted money market loan program (“Money Market Loan”).  The Money Market Loan is an unsecured borrowing of up to $75 million arranged by JPMorgan Chase Bank with maturities of 30 days or less.  The rate of interest on the Money Market Loan borrowing is set at the time of each borrowing.  As of June 30, 2013 and December 31, 2012, the Company had no outstanding borrowings under the Money Market Loan.

10.      MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties.  As of June 30, 2013, 30 of the Company’s properties, with a total book value of approximately $995 million, are encumbered by the Company’s mortgages and loans payable.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

A summary of the Company’s mortgages, loans payable and other obligations as of June 30, 2013 and December 31, 2012 is as follows: (dollars in thousands)

		Effective	June 30,	December 31,
Property Name	Lender	Rate (a)	2013	2012	Maturity
51 Imclone (b)	Wachovia CMBS	8.390%	-	$3,878	-
9200 Edmonston Road (c)	Principal Commercial Funding L.L.C.	5.534%	$4,243	4,305	05/01/13
Port Imperial South	Wells Fargo Bank N.A.	LIBOR+2.75%	42,500	42,168	08/20/13
Port Imperial South 4/5	Wells Fargo Bank N.A.	LIBOR+3.50%	36,355	34,889	09/30/13
6305 Ivy Lane	RGA Reinsurance Company	5.525%	5,876	5,984	01/01/14
395 West Passaic	State Farm Life Insurance Co.	6.004%	9,995	10,231	05/01/14
6301 Ivy Lane	RGA Reinsurance Company	5.520%	5,572	5,667	07/01/14
35 Waterview Boulevard	Wachovia CMBS	6.348%	18,583	18,746	08/11/14
6 Becker, 85 Livingston,	Wachovia CMBS	10.220%	63,665	63,126	08/11/14
75 Livingston &
20 Waterview
4 Sylvan	Wachovia CMBS	10.190%	14,511	14,485	08/11/14
10 Independence	Wachovia CMBS	12.440%	16,438	16,251	08/11/14
4 Becker	Wachovia CMBS	9.550%	38,536	38,274	05/11/16
5 Becker	Wachovia CMBS	12.830%	12,751	12,507	05/11/16
210 Clay	Wachovia CMBS	13.420%	12,513	12,275	05/11/16
Various (d)	Prudential Insurance	6.332%	148,393	149,281	01/15/17
23 Main Street	JPMorgan CMBS	5.587%	30,144	30,395	09/01/18
Harborside Plaza 5	The Northwestern Mutual Life	6.842%	226,838	228,481	11/01/18
	Insurance Co. & New York Life
	Insurance Co.
233 Canoe Brook Road	The Provident Bank	4.375%	3,911	3,945	02/01/19
100 Walnut Avenue	Guardian Life Insurance Co.	7.311%	18,910	19,025	02/01/19
One River Center (e)	Guardian Life Insurance Co.	7.311%	43,320	43,582	02/01/19

Total mortgages, loans payable and other obligations			$753,054	$757,495

(a)
Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs, mark-to-market adjustment of acquired debt and other transaction costs, as applicable.

(b)
With the sale of the property on May 31, 2013, the mortgage was satisfied by the Company.  The Company incurred $0.7 million in costs for the debt satisfaction, which was included in discontinued operations:  loss from early retirement of debt for the three and six months ended June 30, 2013.

(c)
The lease with the tenant occupying 100 percent of the building expired on May 1, 2013 and the tenant continues to occupy the building on a month-to-month basis.  The mortgage loan matured on May 1, 2013 and was not repaid.  The Company received a notice of default from the lender on July 17, 2013.  The Company has requested a modification of the loan terms and is also in discussions regarding a deed-in-lieu of foreclosure with the lender.

(d)	Mortgage is collateralized by seven properties. The Company has agreed, subject to certain conditions, to guarantee repayment of a portion of the loan.

(e)	Mortgage is collateralized by the three properties comprising One River Center.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED
Cash paid for interest for the six months ended June 30, 2013 and 2012 was $60,838,000 and $61,144,000, respectively.  Interest capitalized by the Company for the six months ended June 30, 2013 and 2012 was $6,748,000 and $536,000, respectively.

SUMMARY OF INDEBTEDNESS
As of June 30, 2013, the Company’s total indebtedness of $2,369,153,000 (weighted average interest rate of 5.64 percent) was comprised of $78,855,000 of variable rate mortgage debt (weighted average rate of 3.32 percent) and fixed rate debt and other obligations of $2,290,298,000 (weighted average rate of 5.72 percent).

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

GENERAL PARTNERS’ CAPITAL

REPURCHASE OF GENERAL PARTNER UNITS
In September 2012, the Corporation’s Board of Directors renewed and authorized an increase to the Corporation’s repurchase program (“Repurchase Program”).  The Corporation has authorization to repurchase up to $150 million of its outstanding common stock under the renewed Repurchase Program, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.  The Corporation has purchased and retired 394,625 shares of its outstanding common stock for an aggregate cost of approximately $11 million through June 30, 2013 (none of which has occurred in the six months ended June 30, 2013), with a remaining authorization under the Repurchase Program of $139 million.  Concurrent with these purchases, the Corporation sold to the Company 394,625 common units for approximately $11 million.

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

STOCK OPTION PLANS
In May 2013, the Corporation established the 2013 Incentive Stock Plan (the “2013 Plan”) under which a total of 4,600,000 shares have been reserved for issuance.  In May 2004, the Corporation established the 2004 Incentive Stock Plan (the “2004 Plan”) under which a total of 2,500,000 shares had been reserved for issuance.  The 2004 Plan was terminated upon establishment of the 2013 Plan.  No options have been granted through June 30, 2013 under the 2013 Plan or the 2004 Plan.  In September 2000, the Corporation established the 2000 Employee Stock Option Plan (“2000 Employee Plan”) and the Amended and Restated 2000 Director Stock Option Plan (“2000 Director Plan”).  In May 2002, shareholders of the Corporation approved amendments to both plans to increase the total shares reserved for issuance under both of the 2000 plans from 2,700,000 to 4,350,000 shares of the Corporation’s common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan).  In 1994, and as subsequently amended, the Corporation established the Mack-Cali Employee Stock Option Plan (“Employee Plan”) and the Mack-Cali Director Stock Option Plan (“Director Plan”) under which a total of 5,380,188 shares (subject to adjustment) of the Corporation’s common stock had been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan).  As the Employee Plan and Director Plan expired in 2004, and the 2000 Employee Plan and 2000 Director Plan expired in 2010, stock options may no longer be issued under those plans.  Stock options granted under the Employee Plan in 1994 and 1995 became exercisable over a three-year period.  Stock options granted under the 2000 Employee Plan and those options granted subsequent to 1995 under the Employee Plan became exercisable over a five-year period.  All stock options granted under both the 2000 Director Plan and Director Plan became exercisable in one year.  All options were granted at the fair market value at the dates of grant and have terms of ten years.  As of June 30, 2013 and December 31, 2012, the stock options outstanding, which were all exercisable, had a weighted average remaining contractual life of approximately 1.2 and 0.1 years, respectively.

Information regarding the Corporation’s stock option plans is summarized below:

	Shares Under Options	Weighted Average Exercise Price	Aggregate Intrinsic Value $(000’s)
Outstanding at January 1, 2013	183,870	$29.51	-
Lapsed or Cancelled	(168,870)	$28.53
Outstanding at June 30, 2013 ($35.59 – $45.47)	15,000	$40.54	-
Options exercisable at June 30, 2013	15,000
Available for grant at June 30, 2013	4,600,000

No cash was received from options exercised under all stock option plans for the three and six months ended June 30, 2013 and 2012, respectively.  The total intrinsic value of options exercised during each of the three and six months ended June 30, 2013 and 2012 was zero.  The Corporation has a policy of issuing new shares to satisfy stock option exercises.

The Company recognized no stock options expense for the three and six months ended June 30, 2013 and 2012, respectively.

RESTRICTED STOCK AWARDS
The Corporation has issued stock awards (“Restricted Stock Awards”) to officers, certain other employees, and nonemployee members of the Board of Directors of the Corporation, which allow the holders to each receive a certain amount of shares of the Corporation’s common stock generally over a one to seven-year vesting period, of which 352,358 unvested shares were outstanding at June 30, 2013.  Of the outstanding Restricted Stock Awards issued to executive officers and senior management, 319,667 are contingent upon the Corporation meeting certain performance goals to be set by the Executive Compensation and Option Committee of the Board of Directors of the Corporation each year, with the remaining based on time and service. All Restricted Stock Awards provided to the officers and certain other employees were issued under the 2004 Incentive Stock Plan, 2000 Employee Plan and the Employee Plan. Restricted Stock Awards provided to directors were issued under the 2004 Incentive Stock Plan and the 2000 Director Plan.

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

Information regarding Restricted Stock Awards grant activity for the six months ended June 30, 2013 is summarized below:

		Weighted-Average
		Grant – Date
	Shares	Fair Value
Outstanding at January 1, 2013	134,328	$31.65
Granted	68,139	28.65
Vested	(105,843)	33.36
Outstanding at June 30, 2013	96,624	$27.66

TSR-BASED AWARDS
Also on September 12, 2012, the Board of Directors of the Corporation approved the recommendations and ratified the determinations of the Committee with respect to new multi-year total stockholder return (“TSR”) based awards (the “TSR-Based Awards”) totaling 5,160 performance shares (the “Performance Shares”) for those executive officers in place on such date, each Performance Share evidencing the right to receive $1,000 in the Corporation’s common stock upon vesting.  In accordance with the amended and restated TSR-Based Awards agreements entered into between the Corporation and those executive officers in June 2013, the Performance Shares may vest commencing December 31, 2014, with the number of Performance Shares scheduled to be granted annually over the next four years.   The vesting of each tranche of Performance Shares is subject to the attainment at each performance period end of a minimum stock price and either an absolute TSR target or a relative TSR target (the “TSR Performance Targets”) in comparison to a selection of Peer Group REITs, in each case as shall be fixed by the Committee for each performance period.  TSR, for purposes of the TSR-Based Performance Agreements, shall be equal to the share in the relevant period.  The Corporation granted 1,032 Performance Shares in the six months ended June 30, 2013, which were valued in accordance with ASC 718, Compensation - Stock Compensation, at their fair value, utilizing a Monte-Carlo simulation to estimate the probability of the vesting conditions being satisfied.  The Corporation has reserved shares of common stock under the 2004 Plan for issuance upon vesting of the Performance Shares in accordance with the terms and conditions of the TSR-Based Awards.

As of June 30, 2013, the Company had $1.4 million of total unrecognized compensation cost related to unvested stock compensation granted under the Corporation’s stock compensation plans.  That cost is expected to be recognized over a weighted average period of 0.6 years.

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

During the six months ended June 30, 2013 and 2012, 10,372 and 8,392 deferred stock units were earned, respectively.  As of June 30, 2013 and December 31, 2012, there were 125,263 and 115,331 director stock units outstanding, respectively.

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

The following information presents the Company’s results for the three months ended June 30, 2013 and 2012 in accordance with ASC 260, Earnings Per Unit:  (in thousands, except per unit amounts)

	Three Months Ended
	June 30,
Computation of Basic EPU	2013	2012
Income (loss) from continuing operations	$(12,086)	$10,214
Add: Noncontrolling interest in consolidated joint ventures	62	92
Income (loss) from continuing operations available to common unitholders	(12,024)	10,306
Income from discontinued operations available to common
unitholders	38,270	1,197
Net income available to common unitholders	26,246	11,503

Weighted average common units	99,780	100,000

Basic EPU:
Income (loss) from continuing operations available to common unitholders	$(0.12)	$0.10
Income from discontinued operations available to common
unitholders	0.38	0.01
Net income available to common unitholders	$0.26	$0.11

	Three Months Ended
	June 30,
Computation of Diluted EPU	2013	2012
Income (loss) from continuing operations available to common unitholders	$(12,024)	$10,306
Income from discontinued operations for diluted earnings
per unit	38,270	1,197
Net income available to common unitholders	$26,246	$11,503

Weighted average common unit	99,780	100,069

Diluted EPU:
Income (loss) from continuing operations available to common unitholders	$(0.12)	$0.10
Income from discontinued operations available to common
unitholders	0.38	0.01
Net income available to common unitholders	$0.26	$0.11

The following information presents the Company’s results for the six months ended June 30, 2013 and 2012 in accordance with ASC 260, Earnings Per Unit:  (in thousands, except per unit amounts)

	Six Months Ended
	June 30,
Computation of Basic EPU	2013	2012
Income (loss) from continuing operations	$(919)	$33,380
Add: Noncontrolling interest in consolidated joint ventures	124	171
Income (loss) from continuing operations available to common unitholders	(795)	33,551
Income from discontinued operations available to common
unitholders	40,192	7,298
Net income available to common unitholders	39,397	40,849

Weighted average common units	99,773	99,996

Basic EPU:
Income (loss) from continuing operations available to common unitholders	$(0.01)	$0.34
Income from discontinued operations available to common
unitholders	0.40	0.07
Net income available to common unitholders	$0.39	$0.41

	Six Months Ended
	June 30,
Computation of Diluted EPU	2013	2012
Income (loss) from continuing operations available to common unitholders	$(795)	$33,551
Income from discontinued operations for diluted earnings
per unit	40,192	7,298
Net income available to common unitholders	$39,397	$40,849

Weighted average common unit	99,773	100,065

Diluted EPU:
Income (loss) from continuing operations available to common unitholders	$(0.01)	$0.34
Income from discontinued operations available to common
unitholders	0.40	0.07
Net income available to common unitholders	$0.39	$0.41

Contingently issuable shares under the TSR Award plan were excluded from the denominator in 2013 because the criteria had not been met as of June 30, 2013.

The following schedule reconciles the units used in the basic EPU calculation to the units used in the diluted EPU calculation: (in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Basic EPU units	99,780	100,000	99,773	99,996
Restricted Stock Awards	--	69	--	69
Diluted EPU units	99,780	100,069	99,773	100,065

Unvested restricted stock outstanding as of June 30, 2013 and 2012 were 352,358 and 105,843, respectively.

Distributions declared per common unit for each of the three months ended June 30, 2013 and 2012 was $0.30 and $0.45 per unit, respectively.  Distributions declared per common unit for each of the six months ended June 30, 2013 and 2012 was $0.75 and $0.90 per unit, respectively.

12.   NONCONTROLLING INTERESTS IN CONSOLIDATED JOINT VENTURES

The Company consolidates certain joint ventures in which it has ownership interests.  Various entities and/or individuals hold noncontrolling interests in these ventures.

PARTICIPATION RIGHTS
The Company’s interests in certain real estate projects (three properties and a future development) each provide for the initial distributions of net cash flow solely to the Company, and thereafter, other parties, have participation rights (“Participation Rights”) in 50 percent of the excess net cash flow remaining after the distribution to the Company of the aggregate amount equal to the sum of: (a) the Company’s capital contributions, plus (b) an internal rate of return (“IRR”) of 10 percent per annum.

13.	EMPLOYEE BENEFIT 401(k) PLANS AND DEFERRED RETIREMENT
COMPENSATION AGREEMENTS

Employees of the Corporation, who meet certain minimum age and service requirements, are eligible to participate in the Mack-Cali Realty Corporation 401(k) Savings/Retirement Plan (the “401(k) Plan”).  Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law.  The amounts contributed by employees are immediately vested and non-forfeitable.  The Corporation may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year.  Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Corporation at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Corporation.  All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year.  The assets of the 401(k) Plan are held in trust and a separate account is established for each participant.  A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Corporation.  The 401(k) Plan was recently amended to provide for employees of the Roseland business to receive matching contributions.  Total expense recognized by the Company for the 401(k) Plan for the three months ended June 30, 2013 and 2012 was $29,000 and zero, respectively, and $67,000 and zero for the six months ended June 30, 2013 and 2012, respectively.

On September 12, 2012, the Board of Directors of the Corporation approved multi-year deferred retirement compensation agreements for those executive officers in place on such date (the “Deferred Retirement Compensation Agreements”). Pursuant to the Deferred Retirement Compensation Agreements, the Corporation will make annual contributions of stock units (“Stock Units”) representing shares of the Corporation’s common stock on January 1 of each year from 2013 through 2017 into a deferred compensation account maintained on behalf of each Messrs. Hersh, Lefkowitz and Thomas.  The annual contribution for Messrs. Hersh, Lefkowitz and Thomas shall be in an amount of Stock Units equal to $500,000, $160,000 and $100,000, respectively.  The Corporation granted 25,333 Stock Units in the six months ended June 30, 2013.   Vesting of each annual contribution of Stock Units will occur on December 31 of each year, subject to continued employment.  Upon the payment of dividends on the Corporation’s common stock, Messrs. Hersh, Lefkowitz and Thomas shall be entitled to dividend equivalent payments in respect of both vested and unvested Stock Units payable in the form of additional Stock Units. The Stock Units shall become payable within 30 days after the earliest of any of the following triggering events: (a) the executive’s death or disability; (b) the date of the executive’s separation from service to the Corporation; and (c) the effective date of a change in control, in each case as such terms are defined in the employment agreements of Messrs. Hersh, Lefkowitz and Thomas. Upon the occurrence of a triggering event, the Stock Units shall be paid in cash based on the closing price of the Corporation’s common stock on the date of such triggering event.

14.  DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments at June 30, 2013 and December 31, 2012.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of June 30, 2013 and December 31, 2012.

The fair value of the Company’s long-term debt, consisting of senior unsecured notes, an unsecured revolving credit facility and mortgages, loans payable and other obligations aggregated approximately $2.5 billion and $2.4 billion as compared to the book value of approximately $2.4 billion and $2.2 billion as of June 30, 2013 and December 31, 2012, respectively.  The fair value of the Company’s long-term debt is categorized as a level 3 basis (as provided by ASC 820, Fair Value Measurements and Disclosures).  The fair value is estimated using a discounted cash flow analysis valuation based on the borrowing rates currently available to the Company for loans with similar terms and maturities.  The fair value of the mortgage debt and the unsecured notes was determined by discounting the future contractual interest and principal payments by a market rate.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2013 and December 31, 2012.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2013 and current estimates of fair value may differ significantly from the amounts presented herein.

15.  COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS
Pursuant to agreements with certain municipalities, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties located in Jersey City and has a tax abatement agreement with Weehawken, New Jersey, as follows:

The Harborside Plaza 4-A agreement with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years.  The PILOT is equal to two percent of Total Project Costs, as defined.  Total Project Costs are $49.5 million.  The PILOT totaled $247,000 and $247,000 for the three months ended June 30, 2013 and 2012, respectively, and $495,000 and $495,000 for the six months ended June 30, 2013 and 2012, respectively.

The Harborside Plaza 5 agreement, also with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years.  The PILOT is equal to two percent of Total Project Costs, as defined.  Total Project Costs are $170.9 million.  The PILOT totaled $854,000 and $854,000 for the three months ended June 30, 2013 and 2012, respectively, and $1.7 million and $1.7 million for the six months ended June 30, 2013 and 2012, respectively.

The Company also has an agreement with the City of Weehawken for its Port Imperial 4/5 garage development project (acquired in the Roseland Transaction).  The agreement was executed in March 2011 and has a term of five years beginning when the first certificate of occupancy is issued for any portion of the project, which is expected in the third quarter 2013.  The agreement provides that real estate taxes be paid initially on the land value of the project only and allows for a phase in of real estate taxes on the value of the improvements over a five year period.

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

GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of June 30, 2013, are as follows: (dollars in thousands)

Year	Amount
July 1 through December 31, 2013	$175
2014	367
2015	371
2016	371
2017	267
2018 through 2084	16,051

Total	$17,602

Ground lease expense incurred by the Company during the three months ended June 30, 2013 and 2012 amounted to $102,000 and $102,000, respectively, and $203,000 and $203,000 for the six months ended June 30, 2013 and 2012, respectively.

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

The purchase price for the Roseland Transaction included the fair value of contingent consideration pursuant to an earn-out (“Earn Out”) agreement of approximately $10 million.  The Earn Out largely represents contingent consideration and requires the Company to pay Roseland Partners an aggregate maximum of $15.6 million. The Earn Out is based on defined criteria, as follows: (i) the Roseland Assets component of up to $8.6 million for the completion of certain developments ($2.8 million), and the start of construction on others ($2.8 million), obtaining tax credits/grants on others ($3.0 million), all of which are payable over various periods of up to three years; and (ii) total return to shareholders for up to an additional $7 million, based on a total return to shareholders measured on a three year cumulative basis and on discrete years, both on an absolute basis and in comparison to a peer group. Each of the Earn Out elements were separately valued as of the acquisition date with an aggregate fair value of contingent consideration of approximately $10 million (representing $6.3 million for the Roseland Assets and $3.7 million for the total return to shareholders component).  As of June 30, 2013, the Company recognized a benefit of $1 million related to a decline in fair value in the Earn Out liability, which is included in Interest and other investment income for the three and six months ended June 30, 2013.Prospectively, the Earn Out liability will be remeasured at fair value quarterly until the contingency has been resolved, with any changes in fair value representing a charge or benefit directly to earnings (with no adjustment to purchase accounting). As a result of the achievement of certain of the defined criteria, the Company paid Roseland Partners $2.8 million of the Earn Out on January 25, 2013.

The purchase consideration for the Roseland Transaction is subject to the return of a portion of the purchase price of up to $2.0 million upon the failure to achieve a certain level of fee revenue from the Roseland Business during the 33-month period following the closing date. Because the fee target was highly probable, no discount was ascribed to this contingently returnable consideration. Also, at the closing, approximately $34 million in cash of the purchase price was deposited in escrow to secure certain of the indemnification obligations of Roseland Partners and its affiliates.  In April 2013, $6.7 million of the escrow was released.

OTHER
The Company may not dispose of or distribute certain of its properties, currently comprised of seven properties with an aggregate net book value of approximately $125.7 million, which were originally contributed by certain unrelated common unitholders, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Corporation’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Corporation’s Board of Directors; David S. Mack, director of the Corporation; Earle I. Mack, a former director of the Corporation; and Mitchell E. Hersh, president, chief executive officer and director of the Corporation), the Robert Martin Group (which includes Robert F. Weinberg, a former director of the Corporation; and Timothy M. Jones, former president of the Corporation), the Cali Group (which includes John R. Cali, a former director of the Corporation, and John J. Cali, a former director of the Corporation).  123 of the Company’s properties, with an aggregate net book value of approximately $1.6 billion, have lapsed restrictions and are subject to these conditions.

In December 2011, the Company entered into a development agreement (the “Development Agreement”) with Ironstate Development LLC (“Ironstate”) for the development of residential towers with associated parking and ancillary retail space on land owned by the Company at its Harborside complex in Jersey City, New Jersey (the “Harborside Residential Project”).  The first phase of the project is expected to consist of a parking pedestal to support a high-rise tower of approximately 763 apartment units and is estimated to cost approximately $252 million, of which development costs of $8.7 million have been incurred through June 30, 2013.  The parties anticipate the first phase will be ready for occupancy by approximately the first quarter of 2016.

Pursuant to the Development Agreement, the Company and Ironstate shall co-develop the Harborside Residential Project with Ironstate responsible for obtaining all required development permits and approvals.  Major decisions with respect to the Harborside Residential Project will require the consent of the Company and Ironstate.  The Company and Ironstate will have 85 and 15 percent interests, respectively, in the Harborside Residential Project.  The Company will receive capital credit of $30 per approved developable square foot for its land, aggregating to approximately $20.3 million at June 30, 2013.  In addition to the capital credit it will receive for its land contribution, the Company currently expects that it will fund approximately $47 million of the development costs of the project.

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

In July 2012, the Company entered into a ground lease with Wegmans Food Markets, Inc. (“Wegmans”) at its undeveloped site located at Sylvan Way and Ridgedale Avenue in Hanover Township, New Jersey. Subject to receiving all necessary governmental approvals, Wegmans intends to construct a store of approximately 140,000 square feet on a finished pad to be delivered by the Company in the second quarter of 2014.  The Company expects to incur costs of approximately $15.7 million for the development of the site through the first quarter of 2015 (of which the Company has incurred $2.8 million through June 30, 2013).

As part of the Roseland Transaction, the Company acquired a project for a new five-story parking garage consisting of approximately 850 parking spaces located in Weehawken, New Jersey.  The carrying value of the project through June 30, 2013 was approximately $71.1 million, including $13.1 million of land costs.  The project is expected to be completed in the third quarter 2013.

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

Future minimum rentals to be received under non-cancelable operating leases at June 30, 2013 are as follows (dollars in thousands):

Year	Amount
July 1 through December 31, 2013	$277,159
2014	517,432
2015	458,716
2016	409,543
2017	353,316
2018 and thereafter	1,289,049

Total	$3,305,215

17.      SEGMENT REPORTING

The Company operates in two business segments: (i) real estate and (ii) construction services.  The Company provides leasing, property management, acquisition, development, construction and tenant-related services for its portfolio.  In May 2006, in conjunction with the Company’s acquisition of the Gale Company and related businesses, the Company acquired a business specializing solely in construction and related services whose operations comprise the Company’s construction services segment.  The Company had no revenues from foreign countries recorded for the six months ended June 30, 2013 and 2012.  The Company had no long lived assets in foreign locations as of June 30, 2013 and December 31, 2012.  The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties in the real estate segment and net operating income from its construction services segment.

Selected results of operations for the three and six months ended June 30, 2013 and 2012 and selected asset information as of June 30, 2013 and December 31, 2012 regarding the Company’s operating segments are as follows: (dollars in thousands)

		Construction	Corporate	Total
	Real Estate	Services	& Other (d)	Company
Total revenues:
Three months ended:
June 30, 2013	$164,734	$6,978	$6,226	$177,938
June 30, 2012	166,785	4,739	521	172,045
Six months ended:
June 30, 2013	$332,158	$15,757	$10,744	$358,659
June 30, 2012	339,400	8,572	781	348,753

Total operating and interest expenses(a):
Three months ended:
June 30, 2013	$63,419	$6,966	$47,286	$117,671
June 30, 2012	64,057	4,687	44,079	112,823
Six months ended:
June 30, 2013	$130,785	$15,511	$93,119	$239,415
June 30, 2012	126,945	8,577	85,243	220,765

Equity in earnings (loss) of unconsolidated
joint ventures:
Three months ended:
June 30, 2013	$(80)	-	-	$(80)
June 30, 2012	1,733	-	-	1,733
Six months ended:
June 30, 2013	$(1,830)	-	-	$(1,830)
June 30, 2012	2,333	-	-	2,333

Net operating income (loss) (b):
Three months ended:
June 30, 2013	$101,235	$12	$(41,060)	$60,187
June 30, 2012	104,461	52	(43,558)	60,955
Six months ended:
June 30, 2013	$199,543	$246	$(82,375)	$117,414
June 30, 2012	214,788	(5)	(84,462)	130,321

Total assets:
June 30, 2013	$4,448,547	$4,967	$184,550	$4,638,064
December 31, 2012	4,448,656	6,255	71,134	4,526,045

Total long-lived assets (c):
June 30, 2013	$4,206,728	-	$11,135	$4,217,863
December 31, 2012	4,223,837	-	10,571	4,234,408

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

The following schedule reconciles net operating income to net income available to common unitholders: (dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net operating income	$60,187	$60,955	$117,414	$130,321
Less:
Depreciation and amortization	(48,422)	(46,326)	(94,482)	(92,526)
Impairments	(23,851)	-	(23,851)	-
Loss from early extinguishment of debt	-	(4,415)	-	(4,415)
Income from continuing operations	(12,086)	10,214	(919)	33,380
Discontinued operations:
Income from discontinued operations	1,364	2,831	3,286	4,920
Loss from early extinguishment of debt	(703)	-	(703)	-
Realized gains (losses) and unrealized losses
on disposition of rental property, net	37,609	(1,634)	37,609	2,378
Total discontinued operations, net	38,270	1,197	40,192	7,298
Net income	26,184	11,411	39,273	40,678
Noncontrolling interest in consolidated joint ventures	62	92	124	171
Net income available to common unitholders	$26,246	$11,503	$39,397	$40,849

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following discussion should be read in conjunction with the Consolidated Financial Statements of Mack-Cali Realty, L.P. and the notes thereto (collectively, the “Financial Statements”).  Certain defined terms used herein have the meaning ascribed to them in the Financial Statements.

Executive Overview

Mack-Cali Realty Corporation together with its subsidiaries, (the “Corporation” or the “General Partner”) is one of the largest real estate investment trusts (REITs) in the United States.  Mack-Cali Realty, L.P. (“the Company”) has been involved in all aspects of commercial real estate development, management and ownership for over 60 years and the Corporation has been a publicly-traded REIT since 1994.  As of June 30, 2013, the Company owns or has interests in 273 properties (collectively, the “Properties”), primarily class A office and office/flex buildings, totaling approximately 30.6 million square feet, leased to over 1,900 tenants and nine multi-family rental properties containing over 3,300 residential units.  The Properties are located primarily in suburban markets of the Northeast, some with adjacent, Company-controlled developable land sites able to accommodate up to 10.8 million square feet of additional commercial space and up to 5,604 apartment units.

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

The Company’s core office markets continue to be weak.  The percentage leased in the Company’s consolidated portfolio of stabilized operating commercial properties was 86.2 percent at June 30, 2013 as compared to 86.0 percent at March 31, 2013 and 87.6 percent at June 30, 2012.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.  Leases that expired as of June 30, 2013, March 31, 2013 and June 30, 2012 aggregate 306,496, 248,627 and 198,109 square feet, respectively, or 1.0, 0.8 and 0.6 percentage of the net rentable square footage, respectively.  Rental rates (including escalations) on the Company’s space that was renewed (based on first rents payable) during the three months ended June 30, 2013 (on 777,934 square feet of renewals) decreased an average of 6.2 percent compared to rates that were in effect under the prior leases, as compared to a 3.1 percent decrease in during the three months ended June 30, 2012 (on 400,442 square feet of renewals).  Estimated lease costs for the renewed leases during the three months ended June 30, 2013 averaged $2.28 per square foot per year for a weighted average lease term of 3.5 years and estimated lease costs for the renewed leases during the three months ended June 30, 2012 averaged $2.11 per square foot per year for a weighted average lease term of 3.7 years.  The Company believes that commercial vacancy rates may continue to increase and rental rates may continue to decline in some of its markets through 2013 and possibly beyond.  As of June 30, 2013, commercial leases which comprise approximately 3.9 percent of the Company’s annualized base rent are scheduled to expire during the year ended December 31, 2013.  With the decline of rental rates in the Company’s markets over the past few years, as leases expire in 2013, assuming no further changes in current market rental rates, the Company expects that the rental rates at its commercial properties it is likely to achieve on new leases will generally be lower than the rates currently being paid, thereby resulting in less revenue from the same space.  As a result of the above factors, the Company’s future earnings and cash flow may continue to be negatively impacted by current market conditions.

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

As a result of the continued weakness in the Company's core office markets, the Company intends to continue to expand its holdings in the multi-family rental sector, which it believes has traditionally been a more stable product type.

The remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand our:

•	recent transactions;
•	critical accounting policies and estimates;
•	results of operations for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 and
•	liquidity and capital resources.

 Recent Transactions

Acquisitions
On January 18, 2013, the Company acquired Alterra at Overlook Ridge 1A, a 310-unit multi-family rental property located in Revere, Massachusetts, for approximately $61.3 million in cash, which was funded primarily through borrowings under the Company’s unsecured revolving credit facility.

On April 4, 2013, the Company acquired Alterra at Overlook Ridge IB, a 412-unit multi-family property in Revere, Massachusetts, for approximately $88 million in cash, which was funded primarily through borrowings under the Company’s unsecured revolving credit facility.

Properties Commencing Initial Operations
The following property commenced initial operations during the six months ended June 30, 2013 (dollars in thousands, except per square foot):

					Development	Development
			# of	Rentable	Costs Incurred	Costs
Date	Property/Address	Location	Bldgs.	Square Feet	by Company (a)	Per Square Foot
6/5/2013	14 Sylvan Way	Parsippany, New Jersey	1	203,506	$50,661	$248.94

(a) Development costs included approximately $13.1 million in land costs and $4.3 million in leasing costs. Amounts are as of June 30, 2013.

Property Sales
The Company sold the following office properties during the six months ended June 30, 2013 (dollars in thousands):

				Rentable	Net	Net
Sale			# of	Square	Sales	Book	Realized
Date	Property/Address	Location	Bldgs.	Feet	Proceeds	Value	Gain (loss)
04/10/13	19 Skyline Drive (a)	Hawthorne, New York	1	248,400	$16,131	$16,005	126
04/26/13	55 Corporate Drive	Bridgewater, New Jersey	1	204,057	70,967	51,308	19,659
05/02/13	200 Riser Road	Little Ferry, New Jersey	1	286,628	31,775	14,852	16,923
05/13/13	777 Passaic Avenue	Clifton, New Jersey	1	75,000	5,640	3,713	1,927
05/30/13	16 and 18 Sentry Parkway West (b)	Blue Bell, Pennsylvania	2	188,103	19,041	19,721	(680)
05/31/13	51 Imclone Drive (c)	Branchburg, New Jersey	1	63,213	6,101	5,278	823
06/28/13	40 Richards Avenue	Norwalk, Connecticut	1	145,487	15,858	17,027	(1,169)

Totals:			8	1,210,888	$165,513	$127,904	37,609

(a)  The Company recognized a valuation allowance of $7.1 million on this property at December 31, 2012.  In connection with the sale, the Company provided an interest-free note receivable to the buyer of $5 million (with a net present value of $3.7 million at June 30, 2013) which matures in ten years and requires monthly payments of principal.  See Note 5: Deferred charges, goodwill and other assets.

(b) The Company recorded an $8.4 million impairment charge on these properties at December 31, 2012. The Company has retained a subordinated interest in these properties.
(c)  The property was encumbered by a mortgage loan which was satisfied by the Company at the time of the sale.  The Company incurred $0.7 million in costs for the debt satisfaction, which was included in discontinued operations:  loss from early retirement of debt for the three and six months ended June 30, 2013.

On July 10, 2013, the Company sold its 132,010 square foot office property located at 106 Allen Road in Bernards, New Jersey for approximately $18.0 million.  This property was identified as held for sale at June 30, 2013.  See Note 7: Discontinued Operations.

In July 2013, the Company entered into a contract to sell its 1.66 million square foot Pennsylvania office portfolio and several developable land parcels for approximately $233 million: $201 million in cash, a $10 million mortgage on one of the properties and subordinated equity interests in each of the properties being sold with capital accounts aggregating $22 million.  The purchasers of the Pennsylvania office portfolio will be joint ventures to be formed between the Company and affiliates of the Keystone Property Group (the “Keystone Affiliates”).  The mortgage loan will have a term of two years with a one year extension option and bears interest at LIBOR plus six percent.  The Company's equity interests in the joint ventures will be subordinated to Keystone Affiliates receiving a 15 percent internal rate of return (“IRR”) after which the Company will receive a ten percent IRR on its subordinated equity and then all profit will be split equally.

As part of the transaction, the Company will have rights to own, after zoning-approval-subdivision, land at the 150 Monument Road Property located in Bala Cynwyd, Pennsylvania, for a contemplated multi-family residential development (the “Bala Rights”).  If the Keystone Affiliates are unable to secure a mortgage loan prior to closing which will provide for the non-encumbrance of the Bala Rights, then the Company has agreed to provide a $16.5 million mortgage loan, to be secured by the 150 Monument Property and having a two year term with an interest rate of LIBOR plus six percent, in lieu of the corresponding amount of the cash portion of the purchase price.  The loan may be extended for one year at the option of the Company.

In addition, the Company anticipates that, in exchange for agreeing to provide a non-recourse, carve-out guaranty on an existing approximate $50 million mortgage loan secured by unrelated properties owned by the Keystone Affiliates, the Company will obtain a majority interest in a contemplated multi-family residential development site located at One Presidential Boulevard in Bala Cynwyd, Pennsylvania.

The transaction is subject to the buyer’s completion of due diligence by August 19, 2013 which date may be extended under certain conditions.  The agreement provides for the sale to close after the completion of due diligence, subject to normal and customary closing conditions.

At June 30, 2013, as a result of management’s current intentions regarding their potential disposition, the Company estimated that the carrying value of the Company’s five office properties located in Blue Bell, Pennsylvania, Lower Providence, Pennsylvania and Plymouth Meeting, Pennsylvania, aggregating 462,378 square feet, may not be recoverable over their anticipated holding periods.  In order to reduce the carrying value of the five properties to their estimated fair market values, the Company recorded impairment charges of $23.9 million at June 30, 2013.

Joint Ventures
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

On April 23, 2013, the Company and JPM sold their interests in the Boston Downtown Crossing joint venture for $45 million, of which the Company’s share was $13.5 million.  The Company realized its share of the gain on the sale of $754,000 which is included in equity in earnings.

On June 18, 2013, 12 Vreeland Associates, L.L.C. obtained a mortgage loan which is collateralized by its office property.  The amortizable loan with a balance of $16.0 million as of June 30, 2013 bears interest at 2.87 percent and matures on June 2023.  The venture subsequently distributed $14.8 million of the loan proceeds, of which the Company’s share was $7.4 million.

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

Investments in Unconsolidated Joint Ventures:
The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting.  The Company applies the equity method by initially recording these investments at cost, as Investments in Unconsolidated Joint Ventures, subsequently adjusted for equity in earnings and cash contributions and distributions.  The outside basis portion of the Company’s joint ventures is amortized over the anticipated useful lives of the underlying ventures’ tangible and intangible assets acquired and liabilities assumed.  Generally, the Company would discontinue applying the equity method when the investment (and any advances) is reduced to zero and would not provide for additional losses unless the Company has guaranteed obligations of the venture or is otherwise committed to providing further financial support for the investee.    If the venture subsequently generates income, the Company only recognizes its share of such income to the extend it exceeds its share of previously unrecognized losses.

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

Results From Operations

The following comparisons for the three and six months ended June 30, 2013 (“2013”), as compared to the three and six months ended June 30, 2012 (“2012”), make reference to the following:  (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Company at March 31, 2012 (for the three-month period comparisons), and which represent all in-service properties owned by the Company at December 31, 2011 (for the six-month period comparisons), excluding properties sold or held for sale through June 30, 2013; (ii) the effect of the Roseland Assets and Roseland Business (collectively, “Roseland”) and (iii) the effect of the “Acquired Properties,” which represent all properties acquired by the Company or commencing initial operation from April 1, 2012 through June 30, 2013, (for the three-month period comparisons), and which represent all properties acquired by the Company or commencing initial operations from January 1, 2012 through June 30, 2013 (for the six month period comparisons).

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

	Three Months Ended
	June 30,		Dollar	Percent
(dollars in thousands)	2013	2012	Change	Change
Revenue from rental operations and other:
Base rents	$144,034	$143,031	$1,003	0.7%
Escalations and recoveries from tenants	18,314	19,970	(1,656)	(8.3)
Parking income	1,603	1,530	73	4.8
Other income	599	1,810	(1,211)	(66.9)
Total revenues from rental operations	164,550	166,341	(1,791)	(1.1)

Property expenses:
Real estate taxes	21,001	24,228	(3,227)	(13.3)
Utilities	14,425	14,103	322	2.3
Operating services	27,096	26,223	873	3.3
Total property expenses	62,522	64,554	(2,032)	(3.1)

Non-property revenues:
Construction services	6,746	4,604	2,142	46.5
Real estate services	6,642	1,100	5,542	503.8
Total non-property revenues	13,388	5,704	7,684	134.7

Non-property expenses:
Direct construction costs	6,511	4,337	2,174	50.1
Real estate services expenses	5,304	501	4,803	958.7
General and administrative	13,157	11,873	1,284	10.8
Depreciation and amortization	48,422	46,326	2,096	4.5
Impairments	23,851	-	23,851	-
Total non-property expenses	97,245	63,037	34,208	54.3
Operating income	18,171	44,454	(26,283)	(59.1)
Other (expense) income:
Interest expense	(31,271)	(31,565)	294	0.9
Interest and other investment income	1,094	7	1,087	15,528.6
Equity in earnings (loss) of unconsolidated joint ventures	(80)	1,733	(1,813)	(104.6)
Loss from early extinguishment of debt	-	(4,415)	4,415	100.0
Total other (expense) income	(30,257)	(34,240)	3,983	11.6
Income (loss) from continuing operations	(12,086)	10,214	(22,300)	(218.3)
Discontinued operations:
Income (loss) from discontinued operations	1,364	2,831	(1,467)	(51.8)
Loss from early extinguishment of debt	(703)	-	(703)	-
Realized gains (losses) and unrealized losses
on disposition of rental property, net	37,609	(1,634)	39,243	2,401.7
Total discontinued operations, net	38,270	1,197	37,073	3,097.2
Net income	26,184	11,411	14,773	129.5
Noncontrolling interest in consolidated joint ventures	62	92	(30)	(32.6)
Net income available to common unitholders	$26,246	$11,503	$14,743	128.2%

The following is a summary of the changes in revenue from rental operations and property expenses in 2013 as compared to 2012 divided into Same-Store Properties, Roseland and Acquired Properties:

	Total		Same-Store				Acquired
	Company		Properties		Roseland		Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change	Change	Change
Revenue from rental operations
and other:
Base rents	$1,003	0.7%	$(2,667)	(1.9)%	$133	0.1%	$3,537	2.5%
Escalations and recoveries
from tenants	(1,656)	(8.3)	(1,860)	(9.3)	-	-	204	1.0
Parking income	73	4.8	(41)	(2.7)	-	-	114	7.5
Other income	(1,211)	(66.9)	(1,376)	(76.0)	-	-	165	9.1
Total	$(1,791)	(1.1)%	$(5,944)	(3.6)%	$133	0.1%	$4,020	2.4%

Property expenses:
Real estate taxes	$(3,227)	(13.3)%	$(3,621)	(15.0)%	$13	0.1%	$381	1.6%
Utilities	322	2.3	45	0.3	-	-	277	2.0
Operating services	873	3.3	194	0.7	59	0.2	620	2.4
Total	$(2,032)	(3.1)%	$(3,382)	(5.2)%	$72	0.1%	$1,278	2.0%

OTHER DATA:
Number of Consolidated Properties	258		255		-		3
(excluding properties held for sale):
Square feet (in thousands)	29,615		29,411		-		204

Base rents for the Same-Store Properties decreased $2.7 million, or 1.9 percent, for 2013 as compared to 2012, due primarily to a decrease in occupancy in 2013 as compared to 2012.  Escalations and recoveries from tenants for the Same-Store Properties decreased $1.9 million, or 9.3 percent, for 2013 over 2012, due primarily to lower property expenses in 2013 as compared to 2012, in part due to successful real estate tax appeals discussed below.  Parking income for the same-store properties decreased $41,000, or 2.7 percent, due primarily to decreased usage in 2013 as compared to 2012.  Other income for the Same-Store Properties decreased $1.4 million, or 76.0 percent, due primarily to a decrease in lease breakage fees recognized in 2013 as compared to 2012.

Real estate taxes on the Same-Store Properties decreased $3.6 million, or 15.0 percent, for 2013 as compared to 2012. The change in real estate taxes principally results from tax appeal proceeds, net of associated professional fees, increasing by approximately $3.7 million, from 2012 to 2013.  Real estate taxes, without the effect of net tax appeal proceeds, did not change significantly in 2013 as compared to 2012.  Utilities for the Same-Store Properties did not change significantly in 2013 as compared to 2012.  Operating services for the Same-Store Properties increased $0.2 million, or 0.7 percent, due primarily to an increase in maintenance costs of $0.8 million which was partially offset by decreases in salaries and related costs of $0.5 million, for 2013 as compared to 2012.

Construction services revenue increased $2.1 million, or 46.5 percent, in 2013 as compared to 2012, due primarily to increased construction contracts in 2013.  Real estate services revenues (primarily reimbursement of property personnel costs) increased by $5.5 million, or 503.8 percent, for 2013 as compared to 2012, due primarily to the effects of Roseland in 2013.

Direct construction costs increased $2.2 million, or 50.1 percent, in 2013 as compared to 2012, due primarily to increased construction contracts in 2013.

Real estate services expenses increased $4.8 million, or 958.7 percent, for 2013 as compared to 2012.  This increase was due primarily to compensation costs related to Roseland.

General and administrative expenses increased by $1.3 million, or 10.8 percent, for 2013 as compared to 2012. This increase was due primarily to Roseland general and administrative expenses of $2.7 million in 2013 and increases in office expenses of $0.6 million and in other professional fees of $0.4 million for 2013 as compared to 2012, partially offset by professional fees incurred of $2.5 million in 2012 in conjunction with the Roseland transaction, as compared to 2013.

Depreciation and amortization increased by $2.1 million, or 4.5 percent, for 2013 over 2012.  This increase was due primarily to $2.9 million incurred in 2013 relating to depreciation and amortization on assets related to Roseland and the Acquired Properties, partially offset by assets becoming fully amortized in 2013.

The Company recorded $23.9 million in impairment charges in 2013 on five properties to reduce their carrying values to their estimated fair market values.

Interest expense decreased $0.3 million, or 0.9 percent, for 2013 as compared to 2012. This decrease was primarily as a result of increased capitalized interest of $3.0 million in 2013 compared to 2012, offset by higher interest cost of $2.7 million on higher average debt balances in 2013 as compared to 2012.

Interest and other investment income increased $1.1 million for 2013 as compared to 2012.  This was primarily due to a benefit of $1.0 million in 2013 related to a change in fair value in the Roseland Transaction Earn-Out.

Equity in earnings of unconsolidated joint ventures decreased $1.8 million, or 104.6 percent, for 2013 as compared to 2012.  The decrease was due primarily to a loss of $1.5 million in 2013 from the Crystal House Apartments venture, which was entered into March 2013, and a loss of $1.4 million in 2013 from the joint venture interests acquired in the Roseland Transaction in late 2012.  These were partially offset by increased income of $0.9 million from the Boston Downtown Crossing venture in which the Company sold its interest in April 2013 and increased income of $0.3 million from the South Pier at Harborside venture for 2013 as compared to 2012.

Income from continuing operations decreased to a loss of $12.1 million in 2013 from income of $10.2 million in 2012.  The decrease of $22.3 million was due to the factors discussed above.

Net income available to common unitholders increased by $14.7 million, or 128.2 percent, from $11.5 million in 2012 to $26.2 million in 2013.  The increase was primarily the result of realized gains on disposition of rental property of $37.6 million in 2013, and realized gains and unrealized losses on disposition of rental property of $1.6 million in 2012.  These were partially offset by a decrease in income from continuing operations of $22.3 million for 2013 as compared to 2012, a decrease in income from discontinued operations of $1.5 million for 2013 as compared to 2012, and $0.7 million from a loss on early extinguishment of debt on discontinued operations in 2013.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

	Six Months Ended
	June 30,		Dollar	Percent
(dollars in thousands)	2013	2012	Change	Change
Revenue from rental operations and other:
Base rents	$286,273	$286,337	$(64)	-
Escalations and recoveries from tenants	38,971	39,246	(275)	(0.7)%
Parking income	3,002	3,141	(139)	(4.4)
Other income	2,356	9,692	(7,336)	(75.7)
Total revenues from rental operations	330,602	338,416	(7,814)	(2.3)

Property expenses:
Real estate taxes	43,842	46,467	(2,625)	(5.6)
Utilities	31,610	29,738	1,872	6.3
Operating services	54,168	51,204	2,964	5.8
Total property expenses	129,620	127,409	2,211	1.7

Non-property revenues:
Construction services	14,972	8,066	6,906	85.6
Real estate services	13,085	2,271	10,814	476.2
Total non-property revenues	28,057	10,337	17,720	171.4

Non-property expenses:
Direct construction costs	14,336	7,615	6,721	88.3
Real estate services expenses	10,257	1,006	9,251	919.6
General and administrative	25,162	22,643	2,519	11.1
Depreciation and amortization	94,482	92,526	1,956	2.1
Impairments	23,851	-	23,851	-
Total non-property expenses	168,088	123,790	44,298	35.8
Operating income	60,951	97,554	(36,603)	(37.5)
Other (expense) income:
Interest expense	(61,140)	(62,112)	972	1.6
Interest and other investment income	1,100	20	1,080	5,400.0
Equity in earnings (loss) of unconsolidated joint ventures	(1,830)	2,333	(4,163)	(178.4)
Loss from early extinguishment of debt	-	(4,415)	4,415	100.0
Total other (expense) income	(61,870)	(64,174)	2,304	3.6
Income (loss) from continuing operations	(919)	33,380	(34,299)	(102.8)
Discontinued operations:
Income (loss) from discontinued operations	3,286	4,920	(1,634)	(33.2)
Loss from early extinguishment of debt	(703)	-	(703)	-
Realized gains (losses) and unrealized losses
on disposition of rental property, net	37,609	2,378	35,231	1,481.5
Total discontinued operations, net	40,192	7,298	32,894	450.7
Net income	39,273	40,678	(1,405)	(3.5)
Noncontrolling interest in consolidated joint ventures	124	171	(47)	(27.5)
Net income available to common unitholders	$39,397	$40,849	$(1,452)	(3.6)%

The following is a summary of the changes in revenue from rental operations and property expenses in 2013 as compared to 2012 divided into Same-Store Properties, Roseland and Acquired Properties:

	Total		Same-Store				Acquired
	Company		Properties		Roseland		Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change	Change	Change
Revenue from rental operations
and other:
Base rents	$(64)	-	$(4,969)	(1.7)%	$266	0.1%	$4,639	1.6%
Escalations and recoveries
from tenants	(275)	(0.7)%	(597)	(1.5)	-	-	322	0.8
Parking income	(139)	(4.4)	(292)	(9.3)	-	-	153	4.9
Other income	(7,336)	(75.7)	(7,522)	(77.6)	-	-	186	1.9
Total	$(7,814)	(2.3)%	$(13,380)	(4.0)%	$266	0.1%	$5,300	1.6%

Property expenses:
Real estate taxes	$(2,625)	(5.6)%	$(3,197)	(6.9)%	$26	0.1%	$546	1.2%
Utilities	1,872	6.3	1,544	5.2	-	-	328	1.1
Operating services	2,964	5.8	1,912	3.7	211	0.4	841	1.7
Total	$2,211	1.7%	$259	0.1%	$237	0.2%	$1,715	1.4%

OTHER DATA:
Number of Consolidated Properties	258		255		-		3
(excluding properties held for sale):
Square feet (in thousands)	29,615		29,411		-		204

Base rents for the Same-Store Properties decreased $5.0 million, or 1.7 percent, for 2013 as compared to 2012, due primarily to a decrease in occupancy in 2013 as compared to 2012.  Escalations and recoveries from tenants for the Same-Store Properties decreased $0.6 million, or 1.5 percent, for 2013 over 2012, due primarily to lower recoveries from tenants in 2013.  Parking income for the same-store properties decreased $0.3 million, or 9.3 percent, due primarily to decreased usage in 2013 as compared to 2012.  Other income for the Same-Store Properties decreased $7.5 million, or 77.6 percent, due primarily to a decrease in lease breakage fees recognized in 2013 as compared to 2012.

Real estate taxes on the Same-Store Properties decreased $3.2 million, or 6.9 percent, for 2013 as compared to 2012. The change in real estate taxes principally results from tax appeal proceeds, net of associated professional fees, increasing by approximately $3.2 million, from 2012 to 2013.  Real estate taxes, without the effect of net tax appeal proceeds, did not change significantly in 2013 as compared to 2012.  Utilities for the Same-Store Properties increased $1.5 million, or 5.2 percent, for 2013 as compared to 2012, due primarily to higher usage in 2013 as compared to 2012.  Operating services for the Same-Store Properties increased $1.9 million, or 3.7 percent, due primarily to an increase in snow removal costs of $3.0 million in 2013 as compared to 2012.  This was partially offset by decreases in salaries and related expenses of $0.4 million and in supplies and repair costs of $0.3 million for 2013 as compared to 2012.

Construction services revenue increased $6.9 million, or 85.6 percent, in 2013 as compared to 2012, due primarily to increased construction contracts in 2013.  Real estate services revenues (primarily reimbursement of property personnel costs) increased by $10.8 million, or 476.2 percent, for 2013 as compared to 2012, due primarily to the effects of Roseland in 2013.

Direct construction costs increased $6.7 million, or 88.3 percent, in 2013 as compared to 2012, due primarily to increased construction contracts in 2013.

Real estate services expenses increased $9.3 million, or 919.6 percent, for 2013 as compared to 2012.  This increase was due primarily to compensation costs related to Roseland.

General and administrative expenses increased by $2.5 million, or 11.1 percent, for 2013 as compared to 2012.  This increase was due primarily to Roseland general and administrative expenses of $5.7 million in 2013 and an increase in office expenses of $0.6 million for 2013 as compared to 2012, partially offset by $2.5 million in fees incurred in connection with the Roseland Transaction and $1.4 million in costs related to the departure of one of the Company’s executive vice presidents in 2012.

Depreciation and amortization increased by $2.0 million, or 2.1 percent, for 2013 over 2012.  This increase was due primarily to $3.5 million incurred in 2013 relating to depreciation and amortization on assets related to Roseland and the Acquired Properties, partially offset by assets becoming fully amortized in 2013.

The Company recorded $23.9 million in impairment charges in 2013 on five properties to reduce their carrying values to their estimated fair market values.

Interest expense decreased $1.0 million, or 1.6 percent, for 2013 as compared to 2012. This decrease was primarily as a result of increased capitalized interest of $6.2 million in 2013 compared to 2012, offset by higher interest cost of $5.2 million on higher average debt balances in 2013 compared to 2012.

Interest and other investment income increased $1.1 million for 2013 as compared to 2012.  This was primarily due to a benefit of $1.0 million in 2013 related to a change in fair value in the Roseland Transaction Earn-Out.

Equity in earnings of unconsolidated joint ventures decreased $4.2 million, or 178.4 percent, for 2013 as compared to 2012.  The decrease was due primarily to a loss of $3.6 million in 2013 from the joint venture interests acquired in the Roseland Transaction in late 2012, a loss of $1.5 million in 2013 from the Crystal House Apartments venture, which was entered into in March 2013, and decreased income of $0.3 million from the Harborside South Pier venture in 2013 as compared to 2012.  These were partially offset by increased income of $1.0 million from the Boston Downtown Crossing venture in which the Company sold its interest in April 2013, and increased income of $0.5 million from the Stanford SM LLC venture, which was entered in February 2012.

Income from continuing operations decreased to a loss of approximately $0.9 million in 2013 from $33.4 million in 2012.  The decrease of $34.3 million was due to the factors discussed above.

Net income available to common unitholders decreased by $1.5 million, or 3.6 percent, from approximately $40.9 million in 2012 to $39.4 million in 2013.  The decrease was primarily the result of a decrease in income from continuing operations of $34.3 million for 2013 as compared to 2012, realized gains and unrealized losses on disposition of rental property of $2.4 million in 2012, a decrease in discontinued operations of approximately $1.7 million for 2013 as compared to 2012 and $0.7 million of loss on early extinguishment of debt on discontinued operations in 2013.  These were partially offset by realized gains (losses) on disposition of rental property, net, of $37.6 million in 2013.

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

The Company believes that with the general downturn in the Company’s markets in recent years, it is reasonably likely that office vacancy rates may continue to increase, effective rental rates on new and renewed leases may continue to decrease and tenant installation costs, including concessions, may continue to increase in most or all of its markets in 2013 and possibly beyond.  As a result of the potential negative effects on the Company’s revenue from the overall reduced demand for office space, the Company’s cash flow could be insufficient to cover increased tenant installation costs over the short-term.  If this situation were to occur, the Company expects that it would finance any shortfalls through borrowings under its revolving credit facility and other debt securities by the Company and equity financings by the Corporation.

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

Construction Projects:
In December 2011, the Company entered into a development agreement (the “Development Agreement”) with Ironstate Development LLC (“Ironstate”) for the development of residential towers with associated parking and ancillary retail space on land owned by the Company at its Harborside complex in Jersey City, New Jersey (the “Harborside Residential Project”).  The first phase of the project is expected to consist of a parking pedestal to support a high-rise tower of approximately 763 apartment units and is estimated to cost approximately $252 million, of which development costs of $8.7 million have been incurred through June 30, 2013.  The parties anticipate the first phase will be ready for occupancy by approximately the first quarter of 2016.

Pursuant to the Development Agreement, the Company and Ironstate shall co-develop the Harborside Residential Project with Ironstate responsible for obtaining all required development permits and approvals.  Major decisions with respect to the Harborside Residential Project will require the consent of the Company and Ironstate.  The Company and Ironstate will have 85 and 15 percent interests, respectively, in the Harborside Residential Project.  The Company will receive capital credit of $30 per approved developable square foot for its land, aggregating to approximately $20.3 million at June 30, 2013.  In addition to the capital credit it will receive for its land contribution, the Company currently expects that it will fund approximately $47 million of the development costs of the project.

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

In July 2012, the Company entered into a ground lease with Wegmans Food Markets, Inc. (“Wegmans”) at its undeveloped site located at Sylvan Way and Ridgedale Avenue in Hanover Township, New Jersey. Subject to receiving all necessary governmental approvals, Wegmans intends to construct a store of approximately 140,000 square feet on a finished pad to be delivered by the Company in the second quarter of 2014.  The Company expects to incur costs of approximately $15.7 million for the development of the site through the first quarter of 2015 (of which the Company has incurred $2.8 million through June 30, 2013).

As part of the Roseland Transaction, the Company acquired a project for a new five-story parking garage consisting of approximately 850 parking spaces located in Weehawken, New Jersey.  The carrying value of the project through June 30, 2013 was approximately $71.1 million including $13.1 million of land costs.  The project is expected to be completed in the third quarter 2013.

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

REIT Restrictions:
To maintain its qualification as a REIT under the Code, the Corporation must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains.  Moreover, the Corporation intends to continue to make regular quarterly distributions to its common stockholders.  Based upon the most recently paid common stock dividend rate of $0.30 per common share, in the aggregate, such distributions would equal approximately $105.3 million ($119.7 million, including common units in the Company, held by parties other than the Corporation) on an annualized basis.  However, any such distribution, whether for federal income tax purposes or otherwise, would be paid out of available cash, including borrowings and other sources, after meeting operating requirements, preferred stock dividends and distributions (if any), and scheduled debt service on the Company’s debt.

Property Lock-Ups:
The Company may not dispose of or distribute certain of its properties, currently comprised of seven properties with an aggregate net book value of approximately $125.7 million, which were originally contributed by certain unrelated common unitholders of the Company, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Corporation’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Corporation’s Board of Directors; David S. Mack, director of the Corporation; Earle I. Mack, a former director of the Corporation; and Mitchell E. Hersh, president, chief executive officer and director of the Corporation), the Robert Martin Group (which includes Robert F. Weinberg, a former director of the Corporation; and Timothy M. Jones, former president of the Corporation), the Cali Group (which includes John R. Cali, a former director of the Corporation, and John J. Cali, a former director of the Corporation).  As of June 30, 2013, 123 of the Company’s properties, with an aggregate net book value of approximately $1.6 billion, have lapsed restrictions and are subject to these conditions.

Unencumbered Properties:
As of June 30, 2013, the Company had 232 unencumbered properties with a carrying value of $2.9 billion as of June 30, 2013, and which total 23.9 million square feet, representing 80.3 percent of the Company’s total portfolio on a square footage basis.

Cash Flows

Cash and cash equivalents increased by $119.7 million to $177.9 million at June 30, 2013, compared to $58.2 million at December 31, 2012.  This increase is comprised of the following net cash flow items:

(1)	$104.2 million provided by operating activities.

(2)	$53.5 million used in investing activities, consisting primarily of the following:

(a)	$149.2 million used for rental property acquisitions and related intangibles; plus
(b)	$31.5 million used for investment in unconsolidated joint ventures; plus
(c)	$12.2 million used for the development of rental property; plus
(d)	$39.7 million used for rental property additions and improvements; plus
(e)	$2.8 million used for payment of contingent consideration; plus
(f)	$0.3 million used for restricted cash; minus
(g)	$161.7 million received from proceeds from the sale of rental property; minus
(h)	$20.4 million received from distributions in excess of cumulative earnings from unconsolidated joint ventures; minus
(i)	$83 thousand from repayment of notes receivable.

(3)	$69.0 million provided by financing activities, consisting primarily of the following:

(a)	$ 289.0 million from borrowings from the revolving credit facility; plus
(b)	$268.9 from proceeds from senior unsecured notes; plus
(c)	$1.8 million from proceeds received from mortgages and loans payable; minus
(d)	$289.0 million used for repayment of borrowings under the Company’s unsecured credit facility; minus
(e)	$9.4 million used for repayment of mortgages, loans payable and other obligations; minus
(f)	$89.7 million used for payment of dividends and distributions; minus
(g)	$100 million used for repayment of senior unsecured notes; minus
(h)	$2.6 million used for payment of financing costs.

Debt Financing

Summary of Debt:
The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of June 30, 2013.

	Balance		Weighted Average		Weighted Average Maturity
	($000’s)	% of Total	Interest Rate (a)		in Years
Fixed Rate Unsecured Debt and
Other Obligations	$1,616,099	68.21%	4.95%		5.44
Fixed Rate Secured Debt	674,199	28.46%	7.56%		3.84
Variable Rate Secured Debt	78,855	3.33%	3.32%		0.19

Totals/Weighted Average:	$2,369,153	100.00%	5.64%	(b)	4.81

(a)	The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.22 percent as of June 30, 2013.
(b)	Excludes amortized deferred financing costs pertaining to the Company’s unsecured revolving credit facility which amounted to $0.7 million for the three months ended June 30, 2013.

Debt Maturities:
Scheduled principal payments and related weighted average annual effective interest rates for the Company’s debt as of June 30, 2013 are as follows:

	Scheduled	Principal		Weighted Avg.
	Amortization	Maturities	Total	Effective Interest Rate of
Period	($000’s)	($000’s)	($000’s)	Future Repayments (a)
July 1 to December 31, 2013	$5,512	$83,084	$88,596	3.70%
2014	10,106	335,257	345,363	6.82%
2015	8,551	150,000	158,551	5.40%
2016	8,389	269,272	277,661	7.14%
2017	6,423	391,151	397,574	4.12%
Thereafter	6,195	1,116,882	1,123,077	5.68%
Sub-total	45,176	2,345,646	2,390,822
Adjustment for unamortized debt
discount/premium and
mark-to-market, net, as of
June 30, 2013	(21,669)	-	(21,669)

Totals/Weighted Average	$23,507	$2,345,646	$2,369,153	5.64%

(a)	The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.22 percent as of June 30, 2013.

Senior Unsecured Notes:
On May 8, 2013, the Company completed the sale of $275 million face amount of 3.15 percent senior unsecured notes due May 15, 2023 with interest payable semi-annually in arrears.  The net proceeds from the issuance of approximately $266.5 million, after underwriting discount and offering expenses, were used primarily to repay outstanding borrowings under the Company’s unsecured revolving credit facility.

The terms of the Company’s senior unsecured notes (which totaled approximately $1.6 billion as of June 30, 2013) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

Unsecured Revolving Credit Facility:
On July 16, 2013, the Company amended and restated its unsecured revolving credit facility with a group of 17 lenders.  The $600 million facility is expandable to $1 billion and matures in July 2017.  It has two six month extension options each requiring the payment of a 7.5 basis point fee.  The interest rate on outstanding borrowings (not electing the Company’s competitive bid feature) and the facility fee on the current borrowing capacity payable quarterly in arrears are based upon the Operating Partnership’s unsecured debt ratings, as follows:

Company’s	Interest Rate –
Unsecured Debt Ratings:	Applicable Basis Points	Facility Fee
Higher of S&P or Moody’s	Above LIBOR	Basis Points
No ratings or less than BBB-/Baa3	170.0	35.0
BBB- or Baa3	130.0	30.0
BBB or Baa2(current)	110.0	20.0
BBB+ or Baa1	100.0	15.0
A- or A3 or higher	92.5	12.5

The facility has a competitive bid feature, which allows the Company to solicit bids from lenders under the facility to borrow up to $300 million at interest rates less than those above.

The terms of the unsecured facility include certain restrictions and covenants which limit, among other things the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties (to the extent that: (i) such property dispositions cause the Company to default on any of the financial ratios of the facility described below, or (ii) the property dispositions are completed while the Company is under an event of default under the facility, unless, under certain circumstances, such disposition is being carried out to cure such default), and which require compliance with financial ratios relating to the maximum leverage ratio, the maximum amount of secured indebtedness, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property interest coverage and certain investment limitations.  If an event of default has occurred and is continuing, the Corporation will not make any excess distributions except to enable the Corporation to continue to qualify as a REIT under the Code.

The lending group for the credit facility consists of: JPMorgan Chase Bank, N.A., as administrative agent; Bank of America, N.A., as syndication agent; Deutsche Bank AG New York Branch; U.S. Bank National Association and Wells Fargo Bank, N.A., as documentation agents; Capital One, National Association; Citibank N.A.; Comerica Bank; PNC Bank, National Association; SunTrust Bank; The Bank of Tokyo-Mitsubishi UFJ, LTD.; The Bank of New York Mellon; as managing agents; and Compass Bank; Branch Banking and Trust Company; TD Bank, N.A.; Citizens Bank of Pennsylvania; Mega International Commercial Bank Co., LTD.  New York Branch, as participants.

Through July 15, 2013, the Company had a $600 million unsecured revolving credit facility, which had an interest rate on outstanding borrowings of LIBOR plus 125 basis points and a facility fee of 25 basis points.

As of July 22, 2013, the Company had no outstanding borrowings under its unsecured revolving credit facility.

Money Market Loan:
The Company entered into an agreement with JPMorgan Chase Bank to participate in a noncommitted money market loan program (“Money Market Loan”).  The Money Market Loan is an unsecured borrowing of up to $75 million arranged by JPMorgan Chase Bank with maturities of 30 days or less.  The rate of interest on the Money Market Loan borrowing is set at the time of each borrowing.  As of June 30, 2013, the Company had no outstanding borrowings under its Money Market Loan program.

Mortgages, Loans Payable and Other Obligations:
The Company has mortgages, loans payable and other obligations which consist of various loans collateralized by certain of the Company’s rental properties.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

Debt Strategy:
The Company does not intend to reserve funds to retire the Company’s senior unsecured notes, borrowings under its unsecured revolving credit facility, or its mortgages, loans payable and other obligations upon maturity.  Instead, the Corporation or Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates.  If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility.  As of July 22, 2013, the Company had no outstanding borrowings under its unsecured revolving credit facility and under the Money Market Loan.  The Company is reviewing various refinancing options, including the purchase of its senior unsecured notes in privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt, common and preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed through 2013.  The Company currently anticipates that its available cash and cash equivalents, cash flows from operating activities and proceeds from the sale of office properties, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs in the short term.  However, if these sources of funds are insufficient or unavailable, due to current economic conditions or otherwise, the Corporation’s ability to make the expected distributions discussed in “REIT Restrictions” above may be adversely affected.

Equity Financing and Registration Statements

Common Equity:
The following table presents the changes in the Corporation’s issued and outstanding shares of Common Stock and the Company’s Common Units for the six months ended June 30, 2013:

	Common	Common
	Stock	Units	Total
Outstanding at January 1, 2013	87,536,292	12,141,836	99,678,128
Common units redeemed for Common Stock	138,595	(138,595)	-
Shares issued under Dividend Reinvestment
and Stock Purchase Plan	5,594	-	5,594
Restricted shares issued	323,873	-	323,873

Outstanding at June 30, 2013	88,004,354	12,003,241	100,007,595

Share Repurchase Program:
The Corporation has a share repurchase program which was renewed and authorized by its Board of Directors in September 2012 to purchase up to $150 million of the Corporation’s outstanding common stock (“Repurchase Program”), which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.  As of June 30, 2013, the Corporation has a remaining authorization under the Repurchase Program of $139 million.

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

Shelf Registration Statements:
The Corporation has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the Corporation, under which no securities have been sold as of July 22, 2013.

The Corporation and the Company also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the Corporation and debt securities of the Company, under which $825 million of securities have been sold as of July 22, 2013 and $1.7 billion remains available for future issuances.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt:
The debt of the Company’s unconsolidated joint ventures generally provide for recourse to the Company for customary matters such as intentional misuse of funds, environmental conditions and material misrepresentations. The Company has agreed to guaranty repayment of a portion of the debt of its unconsolidated joint ventures.  Such debt has a total facility amount of $311.1 million of which the Company has agreed to guarantee up to $157.4 million under certain conditions.  As of June 30, 2013, the outstanding balance of such debt totaled $64.4 million of which $60.3 million was guaranteed by the Company.  The Company has also posted a $5.1 million letter of credit in support of the Harborside South Pier joint venture, half of which is indemnified by Hyatt Corporation, the Company’s joint venture partner.

The Company’s off-balance sheet arrangements are further discussed in Note 4: Investments in Unconsolidated Joint Ventures to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt (principal and interest), PILOT agreements, ground lease and other agreements as of June 30, 2013:

			Payments Due by Period
		Less than 1	1 – 3	4 – 5	6 – 10	After 10
(dollars in thousands)	Total	Year	Years	Years	Years	Years
Senior unsecured notes	$2,047,781	$277,493	$476,463	$342,450	$951,375	-
Mortgages, loans payable
and other obligations (a)	935,520	153,993	276,861	200,792	303,874	-
Payments in lieu of taxes
(PILOT)	39,142	4,407	13,222	8,815	12,698	-
Ground lease payments	17,602	359	1,059	483	1,163	$14,538
Total	$3,040,045	$436,252	$767,605	$552,540	$1,269,110	$14,538

(a)  Interest payments assume LIBOR rate of 0.22 percent, which is the weighted average rate on its outstanding variable ratedebtat June 30, 2013.

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

As the Company considers its primary earnings measure, net income available to common unitholders, as defined by GAAP, to be the most comparable earnings measure to FFO, the following table presents a reconciliation of net income available to common unitholders to FFO, as calculated in accordance with NAREIT’s current definition, for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income available to common unitholders	$26,246	$11,503	$39,397	$40,849
Add (deduct): Real estate-related depreciation and amortization on
continuing operations (a)	52,458	47,259	101,603	94,367
Real estate-related depreciation and amortization
on discontinued operations	233	1,679	973	3,716
Impairments	23,851	-	23,851	-
Discontinued operations: Realized (gains) losses and
unrealized losses on disposition of rental property	(37,609)	1,634	(37,609)	(2,378)
Funds from operations available to common unitholders	$65,179	$62,075	$128,215	$136,554

(a)  Includes the Company’s share from unconsolidated joint ventures of $4,117 and $996 for the three months ended June 30, 2013 and 2012, respectively, and $7,272 and $1,989 for the six months ended June 30, 2013 and 2012, respectively.  Excludes non-real estate-related depreciation and amortization of $81 and $63 for the three months ended June 30, 2013 and 2012, respectively, and $151 and $148 for the six months ended June 30, 2013 and 2012, respectively.

Inflation

The Company’s leases with the majority of its commercial tenants provide for recoveries and escalation charges based upon the tenant’s proportionate share of, and/or increases in, real estate taxes and certain operating costs, which reduce the Company’s exposure to increases in operating costs resulting from inflation.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We consider portions of this information, including the documents incorporated by reference, to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of such act.  Such forward-looking statements relate to, without limitation, our future economic performance, plans and objectives for future operations and projections of revenue and other financial items.  Forward-looking statements can be identified by the use of words such as “may,” “will,” “plan,” “potential,” “projected,” “should,” “expect,” “anticipate,” “estimate,” “continue” or comparable terminology.  Forward-looking statements are inherently subject to risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not even anticipate.  Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, we can give no assurance that such expectations will be achieved.  Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements.

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

Approximately $2.3 billion of the Company’s long-term debt as of June 30, 2013 bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates.  The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.  The interest rates on the Company’s variable rate debt as of June 30, 2013 ranged from LIBOR plus 275 basis points to LIBOR plus 350 basis points.  If market rates of interest on the Company’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $0.8 million annually and the increase or decrease in the fair value of the Company’s fixed rate debt as of June 30, 2013 would be approximately $100 million.

June 30, 2013
Debt, including current portion	7/1/13 -									Fair
($s in thousands)	12/31/2013	2014	2015	2016	2017	Thereafter	Sub-total	Other (a)	Total	Value

Fixed Rate	$9,741	$345,363	$158,551	$277,661	$397,574	$1,123,077	$2,311,967	$(21,669)	$2,290,298	$2,392,904
Average Interest Rate	6.80%	6.82%	5.40%	7.14%	4.12%	5.69%			5.72%

Variable Rate	$78,855						$78,855	-	$78,855	$78,855

(a)      Adjustment for unamortized debt discount/premium and mark-to-market, net, as of June 30, 2013.

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

Item 1A.     Risk Factors

None.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)               COMMON STOCK
During the three months ended June 30, 2013, the Corporation issued 78,199 shares of common stock to holders of common units in the Company upon the redemption of such common units in private offerings pursuant to Section 4(2) of the Securities Act.  The holders of the common units were limited partners of the Company and accredited investors under Rule 501 of the Securities Act.  The common units were redeemed for an equal number of shares of common stock.  The Corporation has registered the resale of such shares under the Securities Act.

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

Mack-Cali Realty, L.P.
(Registrant)

	By:	Mack-Cali Realty Corporation
its General Partner

Date: July 24, 2013	By:	/s/ Mitchell E. Hersh
Mitchell E. Hersh
President and
Chief Executive Officer
(principal executive officer)

Date: July 24, 2013	By:	/s/ Barry Lefkowitz
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

4.17
Supplemental Indenture No. 16 dated as of November 20, 2012, by and between Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee. (filed as Exhibit 4.2 to the Company’s Form 8-K dated November 20, 2012  and incorporated herein by reference).

4.18
Supplemental Indenture No. 17 dates as of May 8, 2013, by and between Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Company’s Form 8-K dated May 8, 2013 and incorporated herein by reference).

4.19
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

10.141
Fourth Amended and Restated Revolving Credit Agreement dated as of July 16, 2013 among Mack Cali Realty, L.P., as borrower, Mack-Cali Realty Corporation, as guarantor, and JPMorgan Chase Bank, N.A., as administrative agent and the several Lenders party thereto, as lenders (filed as Exhibit 10.1 to the Company’s Form 8-K dated July 16, 2013 and incorporated herein by reference).

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

10.145
Amended and Restated TSR-Based Performance Agreement, dated as of September 12, 2012, between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.1 to the Company’s Form 8-K dated June 12, 2013 and incorporated herein by reference).

10.146
Amended and Restated TSR-Based Performance Agreement, dated as of September 12, 2012, between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.2 to the Company’s Form 8-K dated June 12, 2013 and incorporated herein by reference).

10.147
Amended and Restated TSR-Based Performance Agreement, dated as of September 12, 2012, between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.3 to the Company’s Form 8-K dated June 12, 2013 and incorporated herein by reference).

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

10.151
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

10.152
Purchase and Sale Agreement, dated as of January 17, 2013 by and between Overlook Ridge Phase I, L.L.C., Overlook Ridge Phase IB, L.L.C. and Mack-Cali Realty Acquisition Corp. (filed as Exhibit 10.1 to the Company’s Form 8-K dated January 17, 2012 and incorporated herein by reference)

10.153	Mack-Cali Realty Corporation 2013 Incentive Stock Plan (filed as Exhibit 10.1 to the Company’s Form S-8 dated May 21, 2013, Registration No. 333-188729, and incorporated herein by reference).

10.154
Agreement of Sale and Purchase dated as of July 15, 2013 by and between Mack-Cali Pennsylvania Realty Associates, L.P., as seller, and Westlakes KPG III, LLC and Westlakes Land KPG III, LLC, as purchasers (filed as Exhibit 10.1 to the Company’s Form 8-K dated July 18, 2013 and incorporated herein by reference).

10.155
Agreement of Sale and Purchase dated as of July 15, 2013 by and between M-C Rosetree Associates, L.P., as seller, and Rosetree KPG III, LLC and Rosetree Land KPG III, LLC, as purchasers (filed as Exhibit 10.2 to the Company’s Form 8-K dated July 18, 2013 and incorporated herein by reference).

10.156
Agreement of Sale and Purchase dated as of July 15, 2013 by and between Mack-Cali-R Company No. 1 L.P., as seller, and Plymouth Meeting KPG III, LLC, as purchaser (filed as Exhibit 10.3 to the Company’s Form 8-K dated July 18, 2013 and incorporated herein by reference).

10.157
Agreement of Sale and Purchase dated as of July 15, 2013 by and between Stevens Airport Realty Associates L.P., as seller, and Airport Land KPG III, LLC, as purchaser (filed as Exhibit 10.4 to the Company’s Form 8-K dated July 18, 2013 and incorporated herein by reference).

10.158
Agreement of Sale and Purchase dated as of July 15, 2013 by and between Mack-Cali Airport Realty Associates L.P., as seller, and 100 Airport KPG III, LLC, 200 Airport KPG III, LLC and 300 Airport KPG III, LLC, as purchasers (filed as Exhibit 10.5 to the Company’s Form 8-K dated July 18, 2013 and incorporated herein by reference).

10.159
Agreement of Sale and Purchase dated as of July 15, 2013 by and between Mack-Cali Property Trust, as seller, and 1000 Madison KPG III, LLC, as purchaser (filed as Exhibit 10.6 to the Company’s Form 8-K dated July 18, 2013 and incorporated herein by reference).

10.160
Agreement of Sale and Purchase dated as of July 15, 2013 by and between Monument 150 Realty L.L.C., as seller, and Monument KPG III, LLC, as purchaser (filed as Exhibit 10.7 to the Company’s Form 8-K dated July 18, 2013 and incorporated herein by reference).

10.161
Agreement of Sale and Purchase dated as of July 15, 2013 by and between 4 Sentry Realty L.L.C. and Five Sentry Realty Associates L.P., as sellers, and Four Sentry KPG, LLC and Five Sentry KPG III, LLC, as purchasers (filed as Exhibit 10.8 to the Company’s Form 8-K dated July 18, 2013 and incorporated herein by reference).

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

101.1*
The following financial statements from Mack-Cali Realty, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statement of Changes in Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

* filed herewith