Form 10-Q
period 2013-09-30
MACK CALI REALTY L P
filed 2013-10-24
CIK 1067063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

MACK-CALI REALTY, L.P.

FORM 10-Q

INDEX

Part I	Financial Information		Page

	Item 1.	Financial Statements (unaudited):

		Consolidated Balance Sheets as of September 30, 2013
		and December 31, 2012	4

		Consolidated Statements of Operations for the three and nine months
		ended September 30, 2013and 2012	5

		Consolidated Statement of Changes in Equity for the nine months
		ended September 30, 2013	6

		Consolidated Statements of Cash Flows for the nine months
		ended September 30, 2013 and 2012	7

		Notes to Consolidated Financial Statements	8-49

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	50-71

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	71-72

	Item 4.	Controls and Procedures	72

Part II	Other Information

	Item 1.	Legal Proceedings	73

	Item 1A.	Risk Factors	73

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	73

	Item 3.	Defaults Upon Senior Securities	73

	Item 4.	Mine Safety Disclosures	73

	Item 5.	Other Information	73

	Item 6.	Exhibits	73

Signatures			74

Exhibit Index			75-95

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

The results of operations for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts) (unaudited)

	September 30,	December 31,
ASSETS	2013	2012
Rental property
Land and leasehold interests	$755,643	$782,315
Buildings and improvements	3,908,139	4,104,472
Tenant improvements	445,623	489,608
Furniture, fixtures and equipment	4,535	3,041
	5,113,940	5,379,436
Less – accumulated depreciation and amortization	(1,392,064)	(1,478,214)
	3,721,876	3,901,222
Rental property held for sale, net	-	60,863
Net investment in rental property	3,721,876	3,962,085
Cash and cash equivalents	308,043	58,245
Investments in unconsolidated joint ventures	131,859	132,339
Unbilled rents receivable, net	134,695	139,984
Deferred charges, goodwill and other assets	284,399	204,874
Restricted cash	19,213	19,339
Accounts receivable, net of allowance for doubtful accounts
of $3,122 and $2,614	9,178	9,179

Total assets	$4,609,263	$4,526,045

LIABILITIES AND EQUITY
Senior unsecured notes	$1,616,337	$1,446,894
Mortgages, loans payable and other obligations	752,344	757,495
Dividends and distributions payable	30,003	44,855
Accounts payable, accrued expenses and other liabilities	130,588	124,822
Rents received in advance and security deposits	45,857	55,917
Accrued interest payable	23,472	27,555
Total liabilities	2,598,601	2,457,538
Commitments and contingencies

Partners’ Capital:
General Partner, 88,021,807 and 87,536,292 common units outstanding	1,663,235	1,710,372
Limited partners, 11,987,175 and 12,141,836 common units outstanding	291,377	301,693
Total Mack-Cali Realty, L.P. partners’ capital	1,954,612	2,012,065

Noncontrolling interests in consolidated joint ventures	56,050	56,442

Total equity	2,010,662	2,068,507

Total liabilities and equity	$4,609,263	$4,526,045

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
REVENUES	2013	2012	2013	2012
Base rents	$134,882	$132,388	$403,943	$401,920
Escalations and recoveries from tenants	17,173	19,717	54,117	56,540
Construction services	678	1,169	15,650	9,235
Real estate services	7,003	1,247	20,088	3,519
Parking income	1,642	1,427	4,631	4,553
Other income	1,127	849	3,335	10,524
Total revenues	162,505	156,797	501,764	486,291

EXPENSES
Real estate taxes	20,572	20,472	62,055	64,587
Utilities	18,043	16,647	48,070	44,645
Operating services	25,852	24,261	76,487	71,859
Direct construction costs	609	979	14,945	8,594
Real estate services expenses	5,552	536	15,809	1,542
General and administrative	12,151	12,580	37,235	35,150
Depreciation and amortization	46,094	43,492	135,122	130,720
Impairments	48,700	-	48,700	-
Total expenses	177,573	118,967	438,423	357,097
Operating income	(15,068)	37,830	63,341	129,194

OTHER (EXPENSE) INCOME
Interest expense	(30,936)	(30,428)	(92,075)	(92,539)
Interest and other investment income	187	7	1,287	27
Equity in earnings (loss) of unconsolidated joint ventures	(229)	2,418	(2,059)	4,751
Loss from early extinguishment of debt	-	-	-	(4,415)
Total other (expense) income	(30,978)	(28,003)	(92,847)	(92,176)
Income (loss) from continuing operations	(46,046)	9,827	(29,506)	37,018
Discontinued operations:
Income from discontinued operations	2,164	6,337	11,842	17,446
Loss from early extinguishment of debt	-	-	(703)	-
Realized gains (losses) and unrealized losses
on disposition of rental property and impairments, net	47,321	12	61,079	2,390
Total discontinued operations, net	49,485	6,349	72,218	19,836
Net income	3,439	16,176	42,712	56,854
Noncontrolling interest in consolidated joint ventures	1,838	85	1,962	256
Net income available to common unitholders	$5,277	$16,261	$44,674	$57,110

Basic earnings per common unit:
Income (loss) from continuing operations	$(0.44)	$0.10	$(0.28)	$0.37
Discontinued operations	0.49	0.06	0.73	0.20
Net income available to common unitholders	$0.05	$0.16	$0.45	$0.57

Diluted earnings per common unit:
Income (loss) from continuing operations	$(0.44)	$0.10	$(0.28)	$0.37
Discontinued operations	0.49	0.06	0.73	0.20
Net income available to common unitholders	$0.05	$0.16	$0.45	$0.57

Basic weighted average units outstanding	99,787	100,003	99,778	99,998

Diluted weighted average units outstanding	99,787	100,075	99,778	100,071

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands) (unaudited)

	General Partner Common Units	Limited Partner Common Units	General Partner Common Unitholders	Limited Partner Common Unitholders	Noncontrolling Interest in Consolidated Joint Ventures	Total Equity
Balance at January 1, 2013	87,536	12,142	$1,710,372	$301,693	$56,442	$2,068,507
Net income	-	-	39,270	5,404	(1,962)	42,712
Distributions	-	-	(92,135)	(12,634)	-	(104,769)
Increase in noncontrolling interests	-	-	-	-	1,570	1,570
Redemption of limited partner common
units for shares of general partner
common units	155	(155)	3,086	(3,086)	-	-
Shares issued under Dividend	-
Reinvestment and Stock
Purchase Plan	7	-	191	-	-	191
Stock compensation	324	-	2,451	-	-	2,451
Balance at September 30, 2013	88,022	11,987	$1,663,235	$291,377	$56,050	$2,010,662

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended
	September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2013	2012
Net income	$42,712	$56,854
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	135,148	130,683
Depreciation and amortization on discontinued operations	8,196	13,363
Amortization of stock compensation	2,451	2,338
Amortization of deferred financing costs and debt discount	2,379	1,945
Write off of unamortized discount on senior unsecured notes	156	370
Equity in loss (earnings) of unconsolidated joint venture, net	2,059	(4,751)
Distributions of cumulative earnings from unconsolidated joint ventures	6,468	2,680
Realized (gains) and unrealized losses on disposition
of rental property and impairments, net	(61,079)	(2,390)
Impairments	48,700	-
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(8,504)	(2,438)
Increase in deferred charges, goodwill and other assets	(27,584)	(22,521)
Increase (decrease) in accounts receivable, net	1	(909)
Increase in accounts payable, accrued expenses and other liabilities	5,967	8,056
Decrease in rents received in advance and security deposits	(10,059)	(2,472)
Decrease in accrued interest payable	(4,083)	(7,733)

Net cash provided by operating activities	$142,928	$173,075

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$(149,200)	-
Rental property additions and improvements	(67,172)	$(59,105)
Development of rental property	(12,954)	(16,301)
Proceeds from the sale of rental property	332,540	4,023
Issuance of notes and mortgage receivable	(16,425)	-
Repayment of notes receivable	208	-
Investment in unconsolidated joint ventures	(32,235)	(32,477)
Distributions in excess of cumulative earnings from
unconsolidated joint ventures	20,671	1,028
Payment of contingent consideration	(2,755)	-
Decrease in restricted cash	126	906

Net cash provided by (used in) investing activities	$72,804	$(101,926)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$289,000	$420,026
Repayment of revolving credit facility	(289,000)	(408,526)
Proceeds from senior unsecured notes	268,928	299,403
Repayment of senior unsecured notes	(100,000)	(221,019)
Proceeds from mortgages and loans payable	2,343	-
Repayment of mortgages, loans payable and other obligations	(12,185)	(22,424)
Payment of financing costs	(5,459)	(2,635)
Payment of dividends and distributions	(119,561)	(134,927)

Net cash provided by (used in) financing activities	$34,066	$(70,102)

Net increase in cash and cash equivalents	$249,798	$1,047
Cash and cash equivalents, beginning of period	58,245	20,496

Cash and cash equivalents, end of period	$308,043	$21,543

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

The General Partner is a fully-integrated self-administered, self-managed real estate investment trust (“REIT”). The General Partner controls the Company as its sole general partner and owned an 88.0 percent and 87.8 percent common unit interest in the Company as of September 30, 2013 and December 31, 2012, respectively.

The General Partner’s business is the ownership of interests in and operation of the Company, and all of the General Partner’s expenses are incurred for the benefit of the Company.  The General Partner is reimbursed by the Company for all expenses it incurs relating to the ownership and operation of the Company.

As of September 30, 2013, the Company owned or had interests in 275 properties plus developable land (collectively, the “Properties”).  The Properties aggregate approximately 30.7 million square feet, which are comprised of 251 buildings, primarily office and office/flex buildings totaling approximately 30.2 million square feet (which include 21 buildings, primarily office buildings aggregating approximately 2.6 million square feet owned by unconsolidated joint ventures in which the Company has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, nine multi-family properties totaling 3,319 apartments (which include seven properties aggregating 2,597 apartments owned by unconsolidated joint ventures in which the Company has investment interests),  five parking/retail properties totaling approximately 115,600 square feet (which include two buildings aggregating 81,500 square feet owned by unconsolidated joint ventures in which the Company has investment interests), one hotel (which is owned by an unconsolidated joint venture in which the Company has an investment interest) and three parcels of land leased to others.  The Properties are located in seven states, primarily in the Northeast, plus the District of Columbia.

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

2.      SIGNIFICANT ACCOUNTING POLICIES

Rental
Property
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Acquisition-related costs are expensed as incurred.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Capitalized development and construction salaries and related costs approximated $1.9 million and $0.8 million for the three months ended September 30, 2013 and 2012, respectively, and $3.7 million and $2.2 million for the nine months ended September 30, 2013 and 2012, respectively.  Included in total rental property is construction, tenant improvement and development in-progress of $44.9 million and $107.6 million (which included costs related to two properties placed in service during the nine months ended September 30, 2013) as of September 30, 2013 and December 31, 2012, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

As of September 30, 2013 and December 31, 2012, the Company’s consolidated real estate joint ventures in which the Company is deemed to be the primary beneficiary have total real estate assets of $210.6 million and $198.3 million, respectively, mortgages of $79.4 million and $77.1 million, respectively, and other liabilities of $16.6 million and $16.5 million, respectively.

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

Deferred
Financing Costs
Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness.  Amortization of such costs is included in interest expense and was $954,000 and $673,000 for the three months ended September 30, 2013 and 2012, respectively, and $2,379,000 and $1,945,000 for the nine months ended September 30, 2013 and 2012, respectively.  If a financing obligation is extinguished early, any unamortized deferred financing costs are written off and included in gains (loss) on early extinguishment of debt.  Such unamortized costs which were written off amounted to $156,000 and zero for the three months ended September 30, 2013 and 2012, respectively, and $156,000 and $370,000 for the nine months ended September 30, 2013 and 2012, respectively.

Deferred
Leasing Costs
Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.  Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Corporation are compensated for providing leasing services to the Properties.  The portion of such compensation, which is capitalized and amortized, approximated $962,000 and $1,156,000 for the three months ended September 30, 2013 and 2012, respectively, and $3,168,000 and $3,312,000 for the nine months ended September 30, 2013 and 2012, respectively.

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

In the normal course of business, the Company or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable.  As of September 30, 2013, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are generally from the year 2008 forward.

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

Distributions
Payable
The distributions payable at September 30, 2013 represents distributions payable to common unitholders (99,753,933 units) for all such holders of record as of October 3, 2013 with respect to the third quarter 2013.  The third quarter 2013 common unit distributions of $0.30 per common unit were approved by the Corporation’s Board of Directors on September 12, 2013.  The common unit distributions payable were paid on October 11, 2013.

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

Stock
Compensation
The Company accounts for stock compensation in accordance with the provisions of ASC 718, Compensation-Stock Compensation. These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”), TSR-based Performance Shares and stock options (if any) at the grant date be amortized ratably into expense over the appropriate vesting period.  The Company recorded stock compensation expense of $755,000 and $579,000 for the three months ended September 30, 2013 and 2012, respectively, and $2,402,000 and $1,971,000 for the nine months ended September 30, 2013 and 2012, respectively.

Other
Comprehensive
Income
Other comprehensive income (loss) includes items that are recorded in equity, such as unrealized holding gains or losses on marketable securities available for sale.  There was no difference in other comprehensive income to net income for the three and nine months ended September 30, 2013 and 2012, and no accumulated other comprehensive income as of September 30, 2013 and 2012.

3.      REAL ESTATE TRANSACTIONS

Acquisitions
On January 18, 2013, the Company acquired Alterra at Overlook Ridge 1A (“Alterra 1A”), a 310-unit multi-family rental property located in Revere, Massachusetts, for approximately $61.3 million in cash, which was funded primarily through borrowings under the Company’s unsecured revolving credit facility.

On April 4, 2013, the Company acquired Alterra at Overlook Ridge IB (“Alterra 1B”), a 412-unit multi-family rental property located in Revere, Massachusetts, for approximately $88 million in cash, which was funded primarily through borrowings under the Company’s unsecured revolving credit facility.

The purchase prices were allocated to the net assets acquired during the nine months ended September 30, 2013 as follows (in thousands):

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

For the nine months ended September 30, 2013, included in general and administrative expense was an aggregate of approximately $214,000 in transaction costs related to the property acquisitions.

Consolidation
On October 23, 2012, as part of the Roseland transaction, the Company had acquired a 26.25 percent interest in a to-be-built, 108-unit multi-family rental property located in Eastchester, New York (the “Eastchester Project”) for approximately $4.9 million.  The remaining interests in the development project-owning entity, 150 Main Street, L.L.C. (“Eastchester”) was owned 26.25 percent by JMP Eastchester, L.L.C. and 47.5 percent by Hudson Valley Land Holdings, L.L.C. (“HVLH”). The Eastchester Project is expected to start in the near term.  Estimated total development costs of $46 million are expected to be funded with a $27.5 million construction loan and the balance of $18.5 million to be funded with member capital.

On August 22, 2013, the operating agreement of Eastchester was modified which increased the Company’s effective ownership to 76.25 percent, with the remaining 23.75 percent owned by HVLH.  The agreement also provided the Company with control of all major decisions.  Accordingly, effective from this date, the Company is consolidating Eastchester under the provisions of ASC 810, Consolidation.  As the carrying value approximated the fair value of the net assets acquired, there was no holding period gain or loss recognized on this transaction.   The following table summarizes the net assets recorded upon consolidation (in thousands):

Land	$5,585
Construction in progress	3,387
8,972
Cash and cash equivalents	79
Other assets	47
Accounts payable	(325)
(199)

Noncontrolling interest recorded upon consolidation	(1,252)

Net assets recorded upon consolidation	$7,521

Properties Commencing Initial Operations
The following properties commenced initial operations during the nine months ended September 30, 2013 (dollars in thousands, except per square foot):

						Garage	Development		Development
				# of	Rentable	Parking	Costs Incurred		Costs Per
Date	Property/Address	Location	Type	Bldgs.	Square Feet	Spaces	by Company		Square Foot
06/05/13	14 Sylvan Way	Parsippany, New Jersey	Office	1	203,506	-	$51,484	(a)	$253
08/01/13	Port Imperial South 4/5	Weehawken, New Jersey	Parking/Retail	1	16,736	850	71,107	(b)	N/A

Totals				2	220,242	850	$122,591

(a)      Development costs included approximately $13.0 million in land costs and $4.3 million in leasing costs.  Amounts are as of September 30, 2013.
(b)      Development costs included approximately $13.1 million in land costs.  Amounts are as of September 30, 2013.

Property Sales
On August 27, 2013, the Company completed the sale of its 1.66 million square foot Pennsylvania office portfolio and three developable land parcels for approximately $233 million: $201 million in cash, a $10 million mortgage on one of the properties ($8 million of which was funded at closing) and subordinated equity interests in each of the properties being sold with capital accounts aggregating $22 million.  Net sale proceeds from the sale aggregated $207 million which was comprised of the $233 million gross sales price less the subordinated equity interests of $22 million and $4 million in closing costs.  As of September 30, 2013, approximately $55.3 million of the cash received from the sale was being held by a qualified intermediary pending reinvestment, which is a noncash item included in deferred charges, goodwill and other assets.  The purchasers of the Pennsylvania office portfolio are joint ventures formed between the Company and affiliates of the Keystone Property Group (the “Keystone Affiliates”).  The mortgage loan has a term of two years with a one year extension option and bears interest at LIBOR plus six percent.  The Company's equity interests in the joint ventures will be subordinated to Keystone Affiliates receiving a 15 percent internal rate of return (“IRR”) after which the Company will receive a ten percent IRR on its subordinated equity and then all profit will be split equally.  In connection with these partial sale transactions, because the buyer receives a preferential return, the Company only recognized profit to the extent that they received net proceeds in excess of their entire carrying value of the properties, effectively reflecting their retained subordinate equity interest at zero.

As part of the transaction, the Company has rights to own, after zoning-approval-subdivision, land at the 150 Monument Road property located in Bala Cynwyd, Pennsylvania, for a contemplated multi-family residential development.

The Company sold the following office properties during the nine months ended September 30, 2013 (dollars in thousands):  See Note 7: Discontinued Operations.

				Rentable	Net	Net
Sale			# of	Square	Sales	Book	Realized
Date	Property/Address	Location	Bldgs.	Feet	Proceeds	Value	Gain (loss)
04/10/13	19 Skyline Drive (a)	Hawthorne, New York	1	248,400	$16,131	$16,005	$126
04/26/13	55 Corporate Drive	Bridgewater, New Jersey	1	204,057	70,967	51,308	19,659
05/02/13	200 Riser Road	Little Ferry, New Jersey	1	286,628	31,775	14,852	16,923
05/13/13	777 Passaic Avenue	Clifton, New Jersey	1	75,000	5,640	3,713	1,927
05/30/13	16 and 18 Sentry Parkway West (b)	Blue Bell, Pennsylvania	2	188,103	19,041	19,721	(680)
05/31/13	51 Imclone Drive (c)	Branchburg, New Jersey	1	63,213	6,101	5,278	823
06/28/13	40 Richards Avenue	Norwalk, Connecticut	1	145,487	15,858	17,027	(1,169)
07/10/13	106 Allen Road	Bernards Township, New Jersey	1	132,010	17,677	13,522	4,155
08/27/13	Pennsylvania office portfolio (d) (e)	Suburban Philadelphia, Pennsylvania	15	1,663,511	207,425	164,259	43,166

Totals:			24	3,006,409	$390,615	$305,685	$84,930

(a)
The Company recognized a valuation allowance of $7.1 million on this property at December 31, 2012.  In connection with the sale, the Company provided an interest-free note receivable to the buyer of $5 million (with a net present value of $3.6 million at September 30, 2013) which matures in ten years and requires monthly payments of principal.  See Note 5: Deferred charges, goodwill and other assets.

(b)	The Company recorded an $8.4 million impairment charge on these properties at December 31, 2012. The Company has retained a subordinated interest in these properties.
(c)
The property was encumbered by a mortgage loan which was satisfied by the Company at the time of the sale.  The Company incurred $0.7 million in costs for the debt satisfaction, which was included in discontinued operations:  loss from early extinguishment of debt for the nine months ended September 30, 2013.

(d)
In order to reduce the carrying value of five of the properties to their estimated fair market values, the Company recorded impairment charges of $23.9 million at June 30, 2013.  The fair value used in the impairment charges was based on the purchase and sale agreement for the properties ultimately sold.

(e)	The portfolio sale also included three developable land parcels.

Impairments
Nine of the Company’s office properties located in Roseland, Parsippany, Warren and Lyndhurst, New Jersey, aggregating approximately 1.3 million square feet, are collateral for mortgage loans scheduled to mature on August 11, 2014 and May 11, 2016, with principal balances totaling $159.2 million as of September 30, 2013. As of September 30, 2013, the Company estimated that the carrying value of the properties may not be recoverable over their anticipated holding periods.  In order to reduce the carrying value of the properties to their estimated fair market values, the Company recorded impairment charges of $48.5 million at September 30, 2013, which resulted from the current decline in leasing activity and market rents of the properties identified.  The Company’s estimated fair values were derived utilizing a discounted cash flow (“DCF”) model including all estimated cash inflows and outflows over a specified holding period.  These cash flows were comprised of inputs which included contractual revenues and forecasted revenues and expenses based upon market conditions and expectations for growth.  The capitalization rate of 8.5 percent and discount rates ranging from 10 percent to 15 percent utilized in DCF were based upon the risk profile of the properties’ cash flows and observable rates that the Company believes to be within a reasonable range of current market rates for each respective property.  Based on these inputs the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy, as provided by ASC 820, Fair Value Measurements and Disclosures.

4.           INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

As of September 30, 2013, the Company had an aggregate investment of approximately $131.9 million in its equity method joint ventures.  The Company formed these ventures with unaffiliated third parties, or acquired interests in them, to develop or manage primarily office and multi-family rental properties, or to acquire land in anticipation of possible development of office and multi-family rental properties.  As of September 30, 2013, the unconsolidated joint ventures owned: 20 office and two retail properties aggregating approximately 2.3 million square feet, seven multi-family properties totaling 2,597 apartments, a 350-room hotel, a senior mezzanine loan position in the capital stack of a 1.7 million square foot commercial property; development projects for up to approximately 2,631 apartments; and interests and/or rights to developable land parcels able to accommodate up to 3,708 apartments, and 1.2 million square feet of office space.  The Company’s unconsolidated interests range from 7.5 percent to 80 percent subject to specified priority allocations in certain of the joint ventures.

The amounts reflected in the following tables (except for the Company’s share of equity in earnings) are based on the historical financial information of the individual joint ventures.  The Company does not record losses of the joint ventures in excess of its investment balances unless the Company is liable for the obligations of the joint venture or is otherwise committed to provide financial support to the joint venture.  The outside basis portion of the Company’s joint ventures is amortized over the anticipated useful lives of the underlying ventures’ tangible and intangible assets acquired and liabilities assumed.  Unless otherwise noted below, the debt of the Company’s unconsolidated joint ventures generally is non-recourse to the Company, except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions, and material misrepresentations.  The Company had $856,000 and $370,000 in accounts receivable due from its unconsolidated joint ventures as of September 30, 2013 and December 31, 2012, respectively.

Included in the Company’s investments in unconsolidated joint ventures as of September 30, 2013 are five unconsolidated development joint ventures, which are VIEs for which the Company is not the primary beneficiary. These joint ventures are primarily established to develop real estate property for long-term investment and were deemed VIEs primarily based on the fact that the equity investment at risk was not sufficient to permit the entities to finance their activities without additional financial support.  The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was not the primary beneficiary of these VIEs based on the fact that the Company has shared control of these entities along with the entity’s partners and therefore does not have controlling financial interests in these VIEs.  The Company’s aggregate investment in these VIEs was approximately $10.7 million as of September 30, 2013.  The Company’s maximum exposure to loss as a result of its involvement with these VIEs is estimated to be approximately $13.7 million, which includes the Company’s current investment and estimated future funding commitments of approximately $3.1 million.  The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.  In general, future costs of development not financed through third party will be funded with capital contributions from the Company and its outside partners in accordance with their respective ownership percentages.

The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of September 30, 2013 and December 31, 2012: (dollars in thousands)

	September 30,	December 31,
	2013	2012
Assets:
Rental property, net	$736,487	$180,254
Loan receivable	44,459	42,276
Other assets	434,714	311,847
Total assets	$1,215,660	$534,377
Liabilities and partners'/
members' capital:
Mortgages and loans payable	$600,473	$168,908
Other liabilities	71,552	12,141
Partners'/members' capital	543,635	353,328
Total liabilities and
partners'/members' capital	$1,215,660	$534,377

The following is a summary of the Company’s investments in unconsolidated joint ventures as of September 30, 2013 and December 31, 2012: (dollars in thousands)

	September 30,	December 31,
Entity	2013	2012
Plaza VIII & IX Associates, L.L.C.	$4,065	$4,321
South Pier at Harborside	(2,095)	(1,225)
Red Bank Corporate Plaza, L.L.C.	3,972	3,876
12 Vreeland Associates, L.L.C.	5,439	12,840
Boston Downtown Crossing	-	13,012
Gale Jefferson, L.L.C.	-	1,029
Stamford SM LLC	35,667	34,006
Marbella RoseGarden, L.L.C.	15,976	16,918
RoseGarden Monaco Holdings, L.L.C.	3,524	4,761
Rosewood Lafayette Holdings, L.L.C.	1,119	1,988
PruRose Port Imperial South 15, LLC	-	606
Rosewood Morristown, L.L.C.	6,603	7,091
Overlook Ridge JV, L.L.C.	178	31
Overlook Ridge, L.L.C.	-	-
Overlook Ridge JV 2C/3B, L.L.C.	-	179
Roseland/North Retail, L.L.C.	1,967	2,161
BNES Associates III	1,708	1,955
Portside Master Company, L.L.C.	3,449	3,651
PruRose Port Imperial South 13, LLC	2,451	2,920
Roseland/Port Imperial Partners, L.P.	2,755	2,582
RoseGarden Marbella South, L.L.C.	7,160	6,182
PruRose Riverwalk G, L.L.C.	3,515	4,136
Elmajo Urban Renewal Associates, LLC	232	629
Estuary Urban Renewal Unit B, LLC	74	220
RiverPark at Harrison I, L.L.C.	3,404	2,606
150 Main Street, L.L.C.	-	2,395
RoseGarden Monaco, L.L.C.	1,208	1,165
Hillsborough 206 Holdings, L.L.C.	1,989	1,967
Grand Jersey Waterfront Urban Renewal Associates, L.L.C.	397	337
Crystal House Apartments Investors LLC	26,928	-
Other	174	-
Company's investment in unconsolidated joint ventures	$131,859	$132,339

The following is a summary of the results from operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three and nine months ended September 30, 2013 and 2012: (dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Total revenues	$99,117	$17,311	$202,810	$44,369
Operating and other expenses	(48,621)	(9,169)	(137,889)	(25,428)
Depreciation and amortization	(11,556)	(2,497)	(24,730)	(7,285)
Interest expense	(3,934)	(1,675)	(9,256)	(5,017)
Net income	$35,006	$3,970	$30,935	$6,639

The following is a summary of the Company’s equity in earnings (loss) of unconsolidated joint ventures for the three and nine months ended September 30, 2013 and 2012: (dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Entity	2013	2012	2013	2012
Plaza VIII & IX Associates, L.L.C.	$24	$21	$52	$43
South Pier at Harborside	835	1,080	1,380	1,884
Red Bank Corporate Plaza, L.L.C.	99	94	306	298
12 Vreeland Associates, L.L.C.	(25)	279	(1)	603
Boston Downtown Crossing	-	(6)	646	(333)
Gale Jefferson, L.L.C.	-	23	68	63
Stamford SM LLC	1,023	927	2,805	2,193
Marbella RoseGarden, L.L.C.	(170)	-	(446)	-
RoseGarden Monaco Holdings, L.L.C.	(416)	-	(1,238)	-
Rosewood Lafayette Holdings, L.L.C.	(295)	-	(869)	-
PruRose Port Imperial South 15, LLC	-	-	(606)	-
Rosewood Morristown, L.L.C.	(152)	-	(393)	-
Overlook Ridge JV, L.L.C.	-	-	-	-
Overlook Ridge, L.L.C.	-	-	-	-
Overlook Ridge JV 2C/3B, L.L.C.	53	-	204	-
Roseland/North Retail, L.L.C.	(62)	-	(194)	-
BNES Associates III	(37)	-	(108)	-
Portside Master Company, L.L.C.	(109)	-	(222)	-
PruRose Port Imperial South 13, LLC	(181)	-	(459)	-
Roseland/Port Imperial Partners, L.P.	-	-	-	-
RoseGarden Marbella South, L.L.C.	(20)	-	(57)	-
PruRose Riverwalk G, L.L.C.	(198)	-	(576)	-
Elmajo Urban Renewal Associates, LLC	(87)	-	(255)	-
Estuary Urban Renewal Unit B, LLC	(44)	-	(107)	-
RiverPark at Harrison I, L.L.C.	-	-	-	-
150 Main Street, L.L.C.	-	-	-	-
RoseGarden Monaco, L.L.C.	-	-	-	-
Hillsborough 206 Holdings, L.L.C.	-	-	-	-
Grand Jersey Waterfront Urban Renewal Associates, L.L.C.	-	-	-	-
Crystal House Apartments Investors LLC	(1,149)	-	(2,671)	-
Other	682		682
Company's equity in earnings of unconsolidated joint ventures	$(229)	$2,418	$(2,059)	$4,751

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

The venture has a non-recourse mortgage loan with a balance as of September 30, 2013 of $63.1 million collateralized by the hotel property.  The loan carries an interest rate of 6.15 percent and matures in November 2016.  The venture also has a loan with a balance as of September 30, 2013 of $4.6 million with the City of Jersey City, provided by the U.S. Department of Housing and Urban Development.  The loan currently bears interest at fixed rates ranging from 6.09 percent to 6.62 percent and matures in August 2020.  The Company has posted a $4.6 million letter of credit in support of this loan, half of which is indemnified by Hyatt.

Red Bank Corporate Plaza, L.L.C.
The Company has a joint venture with The PRC Group, which owns Red Bank Corporate Plaza, a 92,878 square foot office building located in Red Bank, New Jersey.  The property is fully leased to Hovnanian Enterprises, Inc. through September 30, 2017.  The Company holds a 50 percent interest in the venture.

The venture has a $16.8 million mortgage loan collateralized by the office property, which bears interest at a rate of the London Interbank Offered Rate (“LIBOR”) plus 300 basis points and matures in May 2016.  LIBOR was 0.18 percent at September 30, 2013.  The loan includes contingent guarantees for a portion of the principal by the Company based on certain conditions.  On September 22, 2011, the interest rate on 75 percent of the loan was fixed at 3.99375 percent effective from October 17, 2011 through maturity.

The Company performed management, leasing, and other services for the property owned by the joint venture and recognized $26,000 and $25,000 in fees for such services in the three months ended September 30, 2013 and 2012, respectively, and $80,000 and $75,000 for the nine months ended September 30, 2013 and 2012, respectively.

12 Vreeland Associates, L.L.C.
The Company entered into a joint venture to form M-C Vreeland, LLC (“M-C Vreeland”), which acquired a 50 percent interest in 12 Vreeland Associates, L.L.C., which owns a 139,750 square foot office property located at 12 Vreeland Road, Florham Park, New Jersey.

On June 18, 2013, 12 Vreeland Associates, L.L.C. obtained a mortgage loan which is collateralized by its office property.  The amortizable loan with a balance of $15.8 million as of September 30, 2013 bears interest at 2.87 percent and matures on July 2023.  The venture subsequently distributed $14.8 million of the loan proceeds, of which the Company’s share was $7.4 million.

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

The Company performed management, leasing, and other services for the Jefferson Property and recognized zero and $48,000 in income for such services in the three months ended September 30, 2013 and 2012, respectively, and zero and $144,000 for the nine months ended September 30, 2013 and 2012, respectively.

Stamford SM LLC
On February 17, 2012, the Company entered into a joint venture to form Stamford SM LLC (“Stamford SM”) which acquired a senior mezzanine loan (the “Mezz Loan”) position in the capital stack of a 1.7 million square foot class A portfolio in Stamford, Connecticut for $40 million.  The Mezz Loan has a face value of $50 million and is secured by the equity interests in a seven-building portfolio containing 1.67 million square feet of class A office space and 106 residential rental units totaling 70,500 square feet, all located in the Stamford Central Business District.  The interest-only Mezz Loan has a carrying value of $44.3 million as of September 30, 2013.  The Mezz Loan is subject to an agreement, which provides subject to certain conditions, that principal proceeds above $47 million are paid to another party.  The Mezz Loan bears interest at LIBOR plus 325 basis points and matures in August 2014.

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

In general, the operating agreement of PruRose/Marbella provides that operating cash flows are distributed to members first to Prudential-Marbella and then to RoseGarden based on a 9.5 percent operating return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with their ownership percentages.  As of September 30, 2013, Prudential-Marbella had a capital balance of $7.6 million and RoseGarden had a capital balance of $0.1 million.  There was no accumulated unpaid operating return as of September 30, 2013.

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

PruRose/Marbella has a mortgage loan, with a balance of $95 million as of September 30, 2013, which bears interest at 4.99 percent and matures in May 2018.  The interest-only loan is collateralized by the Marbella Property.

The Company performed management, leasing, and other services for PruRose/Marbella and recognized $83,000 and $262,000 in income for such services in the three and nine months ended September 30, 2013, respectively.

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

In general, the operating agreement of PruRose Monaco provides that operating cash flows are distributed to members first to Prudential and then to Monaco Holdings based on a nine percent operating return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with their ownership percentages.  As of September 30, 2013, Prudential had a capital balance of $76 million and an accumulated unpaid operating return of $3.4 million.  It is not anticipated that Monaco Holdings will be required to fund any capital.

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

PruRose Monaco has an interest-only mortgage loan, collateralized by the property with a balance of $165 million as of September 30, 2013.  The mortgage loan bears interest at 4.19 percent and matures in February 2021.

The Company performed management, leasing, and other services for PruRose Monaco and recognized $115,000 and $350,000 in income for such services in the three and nine months ended September 30, 2013, respectively.

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

In general, the operating agreement of Rosewood Lafayette provides that operating cash flows are distributed to members first to Prudential and then to Rosewood based on an eight percent operating return to December 23, 2012 and nine percent thereafter on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with their ownership percentages.  As of September 30, 2013, Prudential had a capital balance of $29.5 million and an accumulated unpaid operating return of $2.1 million. It is not anticipated that Rosewood will be required to fund any capital.

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

Rosewood Lafayette has a mortgage loan, with a balance of $39.5 million as of September 30, 2013, which bears interest at 4.0 percent and matures in July 2015.  The loan requires principal and interest payments based on a 30-year amortization schedule and is collateralized by the Highlands Property.

The Company performed management, leasing, and other services for Rosewood Lafayette and recognized $48,000 and $142,000 in income for such services in the three and nine months ended September 30, 2013, respectively.

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

Port Imperial 15 is owned 50 percent by the Company and 50 percent by PRII Port Imperial South 15, LLC (“Prudential-Port”).

In general, the operating agreement of Port Imperial 15 provides that operating cash flows are distributed to members first to Prudential-Port and then to the Company based on a nine percent operating return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with their ownership percentages.  As of September 30, 2013, Prudential-Port had a capital balance of $33.8 million and an accumulated unpaid operating return of $5.1 million.  It is not anticipated that the Company will be required to fund any capital.

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

Port Imperial 15 had a mortgage loan, with a balance of $57 million which bore interest at LIBOR plus 235 basis points and was scheduled to mature in August 2013.  On August 29, 2013, Port Imperial 15 refinanced such mortgage loan.  The new loan has a balance of $57.5 million as of September 30, 2013, bears interest at 4.32 percent and matures in September 2020.  The interest-only loan is collateralized by the RiversEdge Property.

The Company performed management, leasing, and other services for Port Imperial 15 and recognized $62,000 and $185,000 in income for such services in the three and nine months ended September 30, 2013, respectively.

Rosewood Morristown, L.L.C.
On October 23, 2012, as part of the Roseland Transaction, the Company acquired a 50 percent interest in Rosewood Morristown, L.L.C. (“Rosewood”) with the remaining interest owned by Woodmont Epsteins, L.L.C.

Rosewood owns a 50 percent interest in Morristown Epsteins, L.L.C. (“Morristown”) with the remaining 50 percent owned by a third party. Morristown owns an interest in a 76-unit-for-sale luxury condominium community (the “40 Park Condominiums Property”), three of which were unsold at acquisition, all of which have been sold as of September 30, 2013.  Morristown also owns land where it intends to build a 91-unit, seven-story, multi-family rental property (the “Lofts at 40 Park Property”).  Morristown also owns a 50 percent residual interest in the entity that owns a 130-unit multi-family rental and 10,730 square feet retail building (the “Metropolitan Property”) and a 50,973 square feet retail building (the “Shops at 40 Park Property”), Epsteins B Rentals, L.L.C. (“Epsteins”), with the remaining interest owned by Prudential.  All of the properties are located in Morristown, New Jersey.

The operating agreement of Morristown provides, among other things, for the distribution of net available cash to the members, as follows:

•	to pay accrued and unpaid interest at a rate of eight percent on the balance note, as defined;
•	to Rosewood in an amount equal to its current year’s annual preferred return rate of eight percent on its adjusted capital, as defined;
•	to pay the outstanding balance remaining on the balance note, which was $975,000 as of September 30, 2013;
•	to Rosewood in an amount equal to its adjusted capital balance, which was $3.2 million as of September 30, 2013; and
•	to the members in accordance with their ownership percentages.

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

In general, the operating agreement of Epsteins provides that operating cash flows are distributed to members first to Prudential and then to Rosewood based on a nine percent return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with their ownership percentages.  As of September 30, 2013, Prudential had a capital balance of $19.1 million and an accumulated unpaid operating return of $203,000, and Rosewood had a capital balance of $0.7 million and no accumulated unpaid operating returns as of September 30, 2013.

Net cash flows from a capital event are distributed first to the extent of any accumulated unpaid operating return balance and then to repay each members’ capital balance in the same priority as operating cash flows, with any excess distributed to the members in accordance with their ownership percentages.

Epsteins had a mortgage loan with a balance of $48.5 million bearing interest at LIBOR plus 275 basis points which was refinanced on August 14, 2013 with loan proceeds and Prudential Capital.  The new loan, collateralized by the Metropolitan Property, with a balance of $38.6 million bearing interest at 3.25 percent matures in September 2020 and is interest-only through September 2015.  The new loan, collateralized by the Shops at 40 Park Property, with a balance of $6.5 million bearing interest at 3.63 percent matures in August 2018 and is interest-only through July 2015.  The loan provides for additional proceeds of $1 million based on certain operating thresholds being achieved.

Morristown has a mortgage loan, with a balance of $1.1 million as of September 30, 2013, which bears interest at LIBOR plus 250 basis points and matures in September 2014.  The loan is collateralized by the Lofts at 40 Park Property and is fully guaranteed by the Company.

The Company performed management, leasing, and other services for Epsteins and recognized $47,000 and $134,000 in income for such services in the three and nine months ended September 30, 2013, respectively.

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

In general, the operating agreement of LR Overlook provides, among other things, for distributions of cash flow to the members in accordance with their ownership percentages, subject to the repayment of priority partnership loans.  As of September 30, 2013, Lennar has a priority partnership loan of $18.8 million, which has an accrued interest balance of $14.4 million.

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

LR Overlook has mortgage loans, with a balance of $69.9 million as of September 30, 2013, which mature in March 2016.  The senior loan, with a balance of $52.9 million, which bears interest at LIBOR plus 200 basis points is collateralized by the Quarrystone I property.  The junior loan, with a balance of $17 million, which bears interest at LIBOR plus 90 basis points is collateralized by a $17 million letter of credit provided by an affiliate of Lennar.

LR Overlook Phase III has a mortgage loan, with a balance of $5.6 million as of September 30, 2013, which bears interest at a rate of LIBOR plus 250 basis points and matures in April 2015.  The loan provides, subject to certain conditions, a one-year extension option with a fee of 25 basis points.  The interest-only loan is collateralized by the Overlook Phase III Land.  The Company has guaranteed repayment of up to $1.5 million and all interest under the loan.

The Company performed management, leasing, and other services for LR Overlook and recognized $46,000 and $137,000 in income for such services in the three and nine months ended September 30, 2013, respectively.

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

Overlook Ridge has a mortgage loan collateralized by Overlook Land, not to exceed $17.4 million, with a balance of $16.5 million as of September 30, 2013.  The loan bears interest at a rate of LIBOR plus 350 basis points and matures in March 2014.  The loan provides, subject to certain conditions, a one-year extension option with a fee of 25 basis points.  The Company has guaranteed repayment of the outstanding principal balance of the loan.

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

In general, the operating agreement of Overlook Apartments Investors provides that operating cash flows are distributed to members first to Overlook Apartments Member and then to Overlook 2C/3B based on a 6.5 percent preferred return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with their ownership percentages.  As of September 30, 2013, Overlook Apartments Member had a capital balance of $23.9 million with an accumulated unpaid preferred return of $1.1 million.  It is anticipated that Overlook 2C/3B will not be required to fund any capital.

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

Overlook Apartments Investors has a construction loan not to exceed $55.5 million with a balance of $5.2 million as of September 30, 2013, which bears interest at LIBOR plus 250 basis points and matures in December 2015.  The loan provides, subject to certain conditions, two one-year extension options with a fee of 25 basis points each.  The Company has guaranteed lien-free completion of the project to the lender and Overlook Apartments Member.  The Company has also guaranteed repayment of $8.3 million of the loan.  Upon the project achieving a debt service coverage ratio of 1.25, as defined, the repayment guaranty ends.  Additionally, the Company has guaranteed payment of all interest due under the loan.  On January 18, 2013, the interest rate on an amount not expected to exceed 95 percent of the outstanding loan balance was fixed at 3.0875 percent from September 3, 2013 to November 2, 2015.

The operating agreement of Overlook 2C/3B provides, among other things, for the distribution of net operating cash flow to the members, as follows:

•	First, to each member in proportion to and to the extent of such member’s unrecovered return of nine percent on unrecovered capital; and
•	Second, to the members in accordance with their ownership percentages.

Rowe has an unrecovered notional capital account balance of $7.2 million and the Company has an unrecovered capital account with $0.2 million associated with its land capital as of September 30, 2013.

The Company performed development, management, and other services for Overlook Apartments Investors and recognized $209,000 and $387,000 in income for such services in the three and nine months ended September 30, 2013, respectively.

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

In general, the operating agreement of PI North Retail provides that operating cash flows are distributed first to Prudential-PI and then to the Company based on a nine percent operating return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with ownership percentages.  As of September 30, 2013, Prudential-PI had a capital balance of $4.3 million and an accumulated unpaid operating return of $1.6 million and the Company had no capital balance.

Net cash flows from a capital event are distributed first to the extent of any accumulated unpaid operating return and then to repay each members’ capital balance in the same priority as operating cash flows, with any excess distributed to the members in accordance with their ownership percentages.

The Company performed management, leasing, and other services for PI North Retail and recognized $8,000 and $23,000 in income for such services in the three and nine months ended September 30, 2013, respectively.

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

Crystal Lake has a mortgage loan, with a balance of $7.5 million as of September 30, 2013 collateralized by the office property, which bears interest at 4.76 percent and matures in November 2023.

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

In general, the operating agreement of Portside Apartment Holdings provides that operating cash flows are distributed to members first to Prudential Portside and then to Portside Master based on a nine percent operating return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with their ownership percentages.  As of September 30, 2013, Prudential Portside had a capital balance of $16.8 million and an unpaid operating return of $0.6 million.  It is anticipated that Portside Master will not be required to fund any capital.

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

Portside Apartment Holdings has a construction loan in an amount not to exceed $42.5 million with no balance at September 30, 2013, which bears interest at LIBOR plus 250 basis points and matures in December 2015.  The loan provides, subject to certain conditions, two one-year extension options with a fee of 12.5 basis points for year one and 25 basis points for year two.  The Company has guaranteed lien-free completion of the project to the lender,  Prudential Portside and Massachusetts Port Authority.  The Company has also guaranteed repayment of 50 percent of the loan until project completion, when the repayment guaranty is reduced to 25 percent.  The Company’s repayment guaranty is further reduced to 10 percent upon achieving a debt service coverage ratio of 1.25, as defined.  Additionally, the Company has guaranteed payment of all interest due under the loan.

The Company performed development, management, and other services for Portside Apartment Holdings and recognized $149,000 and $360,000 in income for such services in the three and nine months ended September 30, 2013, respectively.

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

In general, the operating agreement of PruRose 13 provides that operating cash flows are distributed to members first to Prudential 13 and then to the Company based on a nine percent operating return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with their ownership percentages.  As of September 30, 2013, Prudential 13 had a capital balance of $40.5 million and an accumulated unpaid operating return of $2.7 million and the Company had a capital balance of $1.8 million and an accumulated unpaid operating return of $0.1 million.

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

PruRose 13 has a construction loan in an amount not to exceed $73.4 million with no balance at September 30, 2013.  The loan bears interest at a rate of LIBOR plus 215 basis points and matures in June 2016.  The loan provides, subject to certain conditions, a one-year extension option followed by a six-month extension option with a fee of 25 basis points each.  The Company has guaranteed lien-free completion of the project to the lender and Prudential.  The Company has also guaranteed repayment of up to $11 million of the loan.   The Company’s guaranty of repayment is reduced to $7.4 million upon achieving a debt service coverage ratio of 1.25, and to zero upon achieving a debt service coverage ratio of 1.40, as defined.  Additionally, the Company has guaranteed payment of all interest due under the loan.  On December 28, 2012, the interest rate on an amount not expected to exceed 95 percent of the outstanding loan balance was fixed at 2.79 percent from July 1, 2013 to January 1, 2016.

The Company performed development, management, and other services for PruRose 13 and recognized $212,000 and $537,000 in income for such services in the three and nine months ended September 30, 2013, respectively.

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

As of September 30, 2013, Prudential and Prudential LLC had a Parcel C capital balance of $18.2 million and an accumulated unpaid operating return of $3.8 million and the Company had a capital balance of $26,000.  Construction of the Parcel C Project is expected to start in 2015.

In addition, the operating agreement provides each member a land capital account associated with the Port Imperial North Land.  As of September 30, 2013, Prudential and Prudential LLC had a land capital account balance of $57.7 million and the Company had a land capital account of $5.0 million.  The land capital account balances do not earn a return and will be contributed to a development entity upon construction start for each development parcel, as defined.  Also, as of September 30, 2013, Prudential and Prudential LLC had a capital balance of $584,000 and an accumulated unpaid operating return of $23,000 and the Company had a capital balance of $146,000 and an accumulated unpaid operating return of $6,000 related to the Port Imperial North land.

RoseGarden Marbella South, L.L.C.
On October 23, 2012, as part of the Roseland Transaction, the Company acquired a 24.27 percent indirect residual interest in a to-be-built, 311-unit high-rise multi-family rental property (the “Marbella II Project”) which is located in Jersey City, New Jersey.  The Marbella II Project began construction in the third quarter 2013.

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

In general, the operating agreement of PruRose/Marbella II provides that operating cash flows are distributed to members pro-rata based on a nine percent operating return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with their ownership percentages.  As of September 30, 2013, Prudential-Marbella II had a capital balance of $3.4 million and an accumulated unpaid operating return of $0.3 million and RoseGarden South had a capital balance of $1.7 million with an unpaid operating return of $39,000.

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

On October 1, 2013, PruRose/Marbella II closed on a construction loan in an amount not to exceed $77.4 million.  The loan bears interest at a rate of LIBOR plus 225 basis points and matures April 1, 2017 and provides subject to certain conditions, two one year extension options with a fee of 25 basis points for each year.  The Company has guaranteed lien-free completion of the project to the lender and Prudential-Marbella II.  Additionally, the Company has guaranteed payments of all interest, operating deficits and deferred equity due under the loan.
The Company performed development, management and other services for PruRose Marbella II and recognized $195,000 and $213,000 in income for such services in the three and nine months ended September 30, 2013, respectively.

PruRose Riverwalk G, L.L.C.
On October 23, 2012, as part of the Roseland Transaction, the Company acquired a 25 percent indirect residual interest in a to-be-built, 12-story, 316-unit multi-family rental property (the “RiverTrace Project”).  The RiverTrace Project is located in West New York, New Jersey. The RiverTrace Project began construction in November 2011 with anticipated initial deliveries in the fourth quarter 2013.

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

In general, the operating agreement of Riverwalk G provides that operating cash flows are distributed to members first to Investor and then to PruRose Riverwalk based on a 7.75 percent operating return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with their ownership percentages.  As of September 30, 2013, Investor had a capital balance of $35 million and an unpaid operating return of $6.0 million.  It is not anticipated that PruRose Riverwalk will be required to fund any capital.

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

Riverwalk G has a construction loan in an amount not to exceed $83.1 million, with a balance of $54.6 million as of September 30, 2013, which bears interest at six percent and matures in July 2021.  The interest-only loan is collateralized by the RiverTrace Project. The Company has guaranteed a lien-free completion of the project to the lender and Investor.  The Company guarantees $15.0 million of the loan principal until six months after completion of the project.

The Company performed development, management, and other services for Riverwalk G and recognized $30,000 and $379,000 in income for such services in the three and nine months ended September 30, 2013, respectively.

ELMAJO Urban Renewal Associates, LLC/Estuary Urban Renewal Unit B, LLC
On October 23, 2012, as part of the Roseland Transaction, the Company acquired a 7.5 percent residual interest in a to-be-built, three-building, 582 multi-family rental property located in Weehawken, New Jersey (the “Lincoln Harbor Project”), with the remaining interest owned by ELMAJO Management, Inc. (“EMI”).  The first phase, Building A, with 181 units, and Building C, with 174 units, began construction in 2012 and the second phase, Building B, with 227 units, began construction in January 2013 with anticipated initial deliveries in the first quarter 2014.  On March 13, 2013, Estuary Urban Renewal Unit B, LLC (“Estuary UR”) was formed to own and develop the second phase, Building B.  Estimated total development costs for the Lincoln Harbor Project is $218.3 million. EMI is required to fund any capital requirements in excess of construction financing.  The Company has no funding requirements to the venture.

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

As of September 30, 2013, EMI and Estuary UR have a combined capital balance of $73.9 million and an unpaid preferred return of $13.5 million.

ELMAJO UR has a construction loan for Building A and Building C in an amount not to exceed $95 million, with a balance of $40.2 million as of September 30, 2013, which bears interest at LIBOR plus 210 basis points and matures in June 2016.  The loan provides, subject to certain conditions, a one-year extension option with a fee of 25 basis points.

Estuary UR has a construction loan for Building B in an amount not to exceed $57 million, with a balance of $4.1 million as of September 30, 2013, which bears interest at LIBOR plus 210 basis points and matures in January 2017.  The loan provides, subject to certain conditions, a one-year extension option with a fee of 25 basis points.

The Company performed development and other services for ELMAJO UR and Estuary UR and recognized $255,000 and $735,000 in income for such services in the three and nine months ended September 30, 2013, respectively.

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

On June 27, 2013, RiverPark obtained a construction loan in an amount not to exceed $23.4 million with a balance of $0.9 million as of September 30, 2013.  The loan, which bears interest at LIBOR plus 235 basis points, matures in June 2016 and provides, subject to certain conditions, two one-year extension options with a fee of 20 basis points for each year.  The Company has guaranteed lien-free completion of the project to the lender and repayment of 25 percent of the principal amount at maturity.  The Company’s repayment guaranty is reduced to 10 percent upon project completion, achieving a debt service coverage ratio of 1.30 and satisfaction of the loan-to-value ratio of 65 percent, as defined.  Additionally, the Company has guaranteed payment of all interest due under the loan.

150 Main Street, L.L.C.
On October 23, 2012, as part of the Roseland transaction, the Company had acquired a 26.25 percent interest in a to-be-built, 108-unit multi-family rental property located in Eastchester, New York (the “Eastchester Project”) for approximately $4.9 million.  The remaining interests in the development project-owning entity, 150 Main Street, L.L.C. (“Eastchester”) was owned 26.25 percent by JMP Eastchester, L.L.C. and 47.5 percent by Hudson Valley Land Holdings, L.L.C. (“HVLH”).  The Eastchester Project is expected to start in the near term.  Estimated total development costs of $46 million are expected to be funded with a $27.5 million construction loan and the balance of $18.5 million to be funded with member capital.

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

On August 22, 2013, the operating agreement of Eastchester was modified which increased the Company’s effective ownership to 76.25 percent, with the remaining 23.75 percent owned by HVLH.  The agreement also provided the Company with control of all major decisions.  Accordingly, effective from this date, the Company is consolidating Eastchester under the provisions of ASC 810, Consolidation.  As the carrying value approximated the fair value of the net assets acquired, there was no holding period gain or loss recognized on this transaction.

The Company performed development and other services for Eastchester and recognized $87,000 and $102,000 in income for such services in the three and nine months ended September 30, 2013, respectively.

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

CHAI obtained a mortgage loan on the acquired property, which has a balance of $165 million as of September 30, 2013, bears interest at 3.17 percent and matures in March 2020.  The loan, which is interest-only during the initial 5-year term and amortizable over a 30-year period for the remaining term, is collateralized by the Crystal House Property.

The Company performed management, leasing and other services for CHAI and recognized $109,000 and $228,000 in income for such services in the three and nine months ended September 30, 2013.

Other
The Company acquires other ownership interests in various ventures from time to time, including residual interests in assets previously owned and interests in ventures whose business is related to its core operations.  These ventures are not expected to significantly impact the Company’s operations in the near term.

5.      DEFERRED CHARGES, GOODWILL AND OTHER ASSETS

	September 30,	December 31,
(dollars in thousands)	2013	2012
Deferred leasing costs	$253,654	$267,197
Deferred financing costs	25,396	20,447
	279,050	287,644
Accumulated amortization	(124,437)	(131,613)
Deferred charges, net	154,613	156,031
Notes receivable	22,047	-
In-place lease values, related intangible and other assets, net	13,501	19,284
Goodwill	2,945	2,945
Prepaid expenses and other assets, net	91,293	26,614

Total deferred charges, goodwill and other assets	$284,399	$204,874

6.      RESTRICTED CASH

Restricted cash includes tenant security deposits for certain of the Company’s properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following:  (dollars in thousands)

	September 30,	December 31,
	2013	2012
Security deposits	$7,780	$7,165
Escrow and other reserve funds	11,433	12,174

Total restricted cash	$19,213	$19,339

7.      DISCONTINUED OPERATIONS

The Company sold 24 office properties aggregating 3 million square feet and three developable land parcels for total net sales proceeds of approximately $390.6 million during the nine months ended September 30, 2013 and has presented them as discontinued operations in its statement of operations for all periods presented.  (See Note 3: Real Estate Transactions – Property Sales).

As the Company disposed of 2200 Renaissance Boulevard in King of Prussia, Pennsylvania; 95 Chestnut Ridge Road in Montvale, New Jersey; and three office buildings in Moorestown, New Jersey during the year ended December 31, 2012, the Company has presented the results from these assets as discontinued operations in its statements of operations for all periods presented.

The following table summarizes income from discontinued operations and the related realized gains (losses) and unrealized losses on disposition of rental property and impairments, net, for the three and nine month periods ended September 30, 2013 and 2012:  (dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Total revenues	$6,405	$17,376	$33,610	$51,790
Operating and other expenses	(2,472)	(6,606)	(13,454)	(20,308)
Depreciation and amortization	(1,769)	(4,351)	(8,196)	(13,363)
Interest expense (net of interest income)	-	(82)	(118)	(673)

Income from discontinued operations	2,164	6,337	11,842	17,446

Loss from early extinguishment of debt	-	-	(703)	-
Impairments	-	-	(23,851)	-
Unrealized losses on disposition of rental property	-	-	-	(2,134)
Realized gains on disposition of rental property	47,321	12	84,930	4,524

Realized gains (losses) and unrealized losses on
disposition of rental property and impairments, net	47,321	12	61,079	2,390

Total discontinued operations, net	$49,485	$6,349	$72,218	$19,836

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

A summary of the Company’s senior unsecured notes as of September 30, 2013 and December 31, 2012 is as follows:  (dollars in thousands)

	September 30,	December 31,	Effective
	2013	2012	Rate (1)
4.600% Senior Unsecured Notes, due June 15, 2013 (2)	-	$99,987	4.742%
5.125% Senior Unsecured Notes, due February 15, 2014	$200,090	200,270	5.110%
5.125% Senior Unsecured Notes, due January 15, 2015	149,879	149,810	5.297%
5.800% Senior Unsecured Notes, due January 15, 2016	200,180	200,237	5.806%
2.500% Senior Unsecured Notes, due December 15, 2017	248,781	248,560	2.803%
7.750% Senior Unsecured Notes, due August 15, 2019	248,746	248,585	8.017%
4.500% Senior Unsecured Notes, due April 18, 2022	299,490	299,445	4.612%
3.150% Senior Unsecured Notes, due May 15, 2023	269,171	-	3.517%

Total senior unsecured notes	$1,616,337	$1,446,894

(1)	Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount/premium on the notes, as applicable.
(2)	These notes were paid at maturity using available cash.

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

Operating Partnership's	Interest Rate -
Unsecured Debt Ratings:	Applicable Basis Points	Facility Fee
Higher of S&P or Moody's	Above LIBOR	Basis Points
No ratings or less than BBB-/Baa3	170.0	35.0
BBB- or Baa3	130.0	30.0
BBB or Baa2(current)	110.0	20.0
BBB+ or Baa1	100.0	15.0
A- or A3 or higher	92.5	12.5

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

As of September 30, 2013 and December 31, 2012, the Company had no outstanding borrowings under its unsecured revolving credit facility.

Through July 15, 2013, the Company had a $600 million unsecured revolving credit facility, which had an interest rate on outstanding borrowings of LIBOR plus 125 basis points and a facility fee of 25 basis points.

MONEY MARKET LOAN
The Company has an agreement with JPMorgan Chase Bank to participate in a noncommitted money market loan program (“Money Market Loan”).  The Money Market Loan is an unsecured borrowing of up to $75 million arranged by JPMorgan Chase Bank with maturities of 30 days or less.  The rate of interest on the Money Market Loan borrowing is set at the time of each borrowing.  As of September 30, 2013 and December 31, 2012, the Company had no outstanding borrowings under the Money Market Loan.

10.      MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties.  As of September 30, 2013, 30 of the Company’s properties, with a total book value of approximately $989 million, are encumbered by the Company’s mortgages and loans payable.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

A summary of the Company’s mortgages, loans payable and other obligations as of September 30, 2013 and December 31, 2012 is as follows: (dollars in thousands)

		Effective	September 30,	December 31,
Property Name	Lender	Rate (a)	2013	2012	Maturity
51 Imclone (b)	Wells Fargo CMBS	8.390%	-	$3,878	-
9200 Edmonston Road (c)	Principal Commercial Funding L.L.C.	5.534%	$4,158	4,305	05/01/13
6305 Ivy Lane (d)	RGA Reinsurance Company	5.525%	5,811	5,984	10/01/13
Port Imperial South 4/5	Wells Fargo Bank N.A.	LIBOR+3.50%	36,355	34,889	12/31/13
395 West Passaic	State Farm Life Insurance Co.	6.004%	9,858	10,231	05/01/14
6301 Ivy Lane	RGA Reinsurance Company	5.520%	5,514	5,667	07/01/14
35 Waterview Boulevard	Wells Fargo CMBS	6.348%	18,502	18,746	08/11/14
6 Becker, 85 Livingston,	Wells Fargo CMBS	10.220%	63,945	63,126	08/11/14
75 Livingston &
20 Waterview (e)
4 Sylvan	Wells Fargo CMBS	10.190%	14,524	14,485	08/11/14
10 Independence	Wells Fargo CMBS	12.440%	16,536	16,251	08/11/14
Port Imperial South	Wells Fargo Bank N.A.	LIBOR+1.75%	43,045	42,168	09/19/15
4 Becker	Wells Fargo CMBS	9.550%	38,681	38,274	05/11/16
5 Becker (f)	Wells Fargo CMBS	12.830%	12,912	12,507	05/11/16
210 Clay	Wells Fargo CMBS	13.420%	12,638	12,275	05/11/16
Various (g)	Prudential Insurance	6.332%	147,939	149,281	01/15/17
23 Main Street	JPMorgan CMBS	5.587%	29,997	30,395	09/01/18
Harborside Plaza 5	The Northwestern Mutual Life	6.842%	225,996	228,481	11/01/18
	Insurance Co. & New York Life
	Insurance Co.
233 Canoe Brook Road	The Provident Bank	4.375%	3,895	3,945	02/01/19
100 Walnut Avenue	Guardian Life Insurance Co.	7.311%	18,852	19,025	02/01/19
One River Center (h)	Guardian Life Insurance Co.	7.311%	43,186	43,582	02/01/19

Total mortgages, loans payable and other obligations			$752,344	$757,495

(a)
Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs, mark-to-market adjustment of acquired debt and other transaction costs, as applicable.

(b)
With the sale of the property on May 31, 2013, the mortgage was satisfied by the Company.  The Company incurred $0.7 million in costs for the debt satisfaction, which was included in discontinued operations:  loss from early extinguishment of debt for the nine months ended September 30, 2013.

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

(d)	On October 1, 2013, the Company repaid the mortgage loan at par, using available cash. The original maturity date was January 1, 2014.
(e)	Mortgage is cross collateralized by the four properties.
(f)
The cash flow from this property is insufficient to cover operating costs and debt service.  Consequently, the Company notified the lender and suspended debt service payments in August 2013.  The Company has begun discussions with the lender regarding a modification of loan terms.  The Company recorded an impairment charge on this asset along with eight other office properties as of September 30, 2013.  See Note 3: Real Estate Transactions – Impairments.

(g)	Mortgage is collateralized by seven properties. The Company has agreed, subject to certain conditions, to guarantee repayment of a portion of the loan.
(h)	Mortgage is collateralized by the three properties comprising One River Center.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED
Cash paid for interest for the nine months ended September 30, 2013 and 2012 was $97,284,000 and $98,191,000, respectively.  Interest capitalized by the Company for the nine months ended September 30, 2013 and 2012 was $10,262,000 and $1,427,000, respectively.

SUMMARY OF INDEBTEDNESS
As of September 30, 2013, the Company’s total indebtedness of $2,368,681,000 (weighted average interest rate of 5.62 percent) was comprised of $79,400,000 of variable rate mortgage debt (weighted average rate of 2.74 percent) and fixed rate debt and other obligations of $2,289,281,000 (weighted average rate of 5.72 percent).

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

GENERAL PARTNERS’ CAPITAL

REPURCHASE OF GENERAL PARTNER UNITS
In September 2012, the Corporation’s Board of Directors renewed and authorized an increase to the Corporation’s repurchase program (“Repurchase Program”).  The Corporation has authorization to repurchase up to $150 million of its outstanding common stock under the renewed Repurchase Program, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.  The Corporation has purchased and retired 394,625 shares of its outstanding common stock for an aggregate cost of approximately $11 million through September 30, 2013 (none of which has occurred in the nine months ended September 30, 2013), with a remaining authorization under the Repurchase Program of $139 million.  Concurrent with these purchases, the Corporation sold to the Company 394,625 common units for approximately $11 million.

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

STOCK OPTION PLANS
In May 2013, the Corporation established the 2013 Incentive Stock Plan (the “2013 Plan”) under which a total of 4,600,000 shares have been reserved for issuance.  In May 2004, the Corporation established the 2004 Incentive Stock Plan (the “2004 Plan”) under which a total of 2,500,000 shares had been reserved for issuance.  The 2004 Plan was terminated upon establishment of the 2013 Plan.  No options have been granted through September 30, 2013 under the 2013 Plan or the 2004 Plan.  In September 2000, the Corporation established the 2000 Employee Stock Option Plan (“2000 Employee Plan”) and the Amended and Restated 2000 Director Stock Option Plan (“2000 Director Plan,” and together with the 2000 Employee Plan, the “2000 Plans”).  In May 2002, shareholders of the Corporation approved amendments to both of the 2000 Plans to increase the total shares reserved for issuance under both of the 2000 Plans from 2,700,000 to 4,350,000 shares of the Corporation’s common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan).  As the 2000 Plans expired in 2010, stock options may no longer be issued under those plans.  Stock options granted under the 2000 Employee Plan became exercisable over a five-year period.  All stock options granted under the 2000 Director Plan became exercisable in one year.  All options were granted at the fair market value at the dates of grant and have terms of ten years.  As of September 30, 2013 and December 31, 2012, the stock options outstanding, which were all exercisable, had a weighted average remaining contractual life of approximately one and 0.1 years, respectively.

Information regarding the Corporation’s stock option plans is summarized below:

	Shares Under Options	Weighted Average Exercise Price	Aggregate Intrinsic Value $(000’s)
Outstanding at January 1, 2013	183,870	$29.51	-
Lapsed or Cancelled	(168,870)	$28.53
Outstanding at September 30, 2013 ($35.59 – $45.47)	15,000	$40.54	-
Options exercisable at September 30, 2013	15,000
Available for grant at September 30, 2013	4,600,000

No cash was received from options exercised under all stock option plans for the three and nine months ended September 30, 2013 and 2012, respectively.  The total intrinsic value of options exercised during each of the three and nine months ended September 30, 2013 and 2012 was zero.  The Corporation has a policy of issuing new shares to satisfy stock option exercises.

The Company recognized no stock options expense for the three and nine months ended September 30, 2013 and 2012, respectively.

RESTRICTED STOCK AWARDS
The Corporation has issued stock awards (“Restricted Stock Awards”) to officers, certain other employees, and nonemployee members of the Board of Directors of the Corporation, which allow the holders to each receive a certain amount of shares of the Corporation’s common stock generally over a one to seven-year vesting period, of which 351,592 unvested shares were outstanding at September 30, 2013.  Of the outstanding Restricted Stock Awards issued to executive officers and senior management, 319,667 are contingent upon the Corporation meeting certain performance goals to be set by the Executive Compensation and Option Committee of the Board of Directors of the Corporation each year, with the remaining based on time and service.  All currently outstanding and unvested Restricted Stock Awards provided to the officers and certain other employees were issued under the 2004 Plan.  Currently outstanding and unvested Restricted Stock Awards provided to directors were issued under the 2004 Plan.

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

Information regarding Restricted Stock Awards grant activity for the nine months ended September 30, 2013 is summarized below:

		Weighted-Average
		Grant – Date
	Shares	Fair Value
Outstanding at January 1, 2013	134,328	$31.65
Granted	68,139	28.65
Vested	(106,463)	33.32
Forfeited	(146)	26.36
Outstanding at September 30, 2013	95,858	$27.67

TSR-BASED AWARDS
Also on September 12, 2012, the Board of Directors of the Corporation approved the recommendations and ratified the determinations of the Committee with respect to new multi-year total stockholder return (“TSR”) based awards (the “TSR-Based Awards”) totaling 5,160 performance shares (the “Performance Shares”) for those executive officers in place on such date, each Performance Share evidencing the right to receive $1,000 in the Corporation’s common stock upon vesting.  In accordance with the amended and restated TSR-Based Awards agreements entered into between the Corporation and those executive officers in June 2013, the Performance Shares may vest commencing December 31, 2014, with the number of Performance Shares scheduled to be granted annually over the next four years.  The vesting of each tranche of Performance Shares is subject to the attainment at each performance period end of a minimum stock price and either an absolute TSR target or a relative TSR target (the “TSR Performance Targets”) in comparison to a selection of Peer Group REITs, in each case as shall be fixed by the Committee for each performance period.  TSR, for purposes of the TSR-Based Performance Agreements, shall be equal to the share appreciation in the relevant period.  The Corporation granted 1,032 Performance Shares in the nine months ended September 30, 2013, which were valued in accordance with ASC 718, Compensation - Stock Compensation, at their fair value, utilizing a Monte-Carlo simulation to estimate the probability of the vesting conditions being satisfied.  The Corporation has reserved shares of common stock under the 2004 Plan for issuance upon vesting of the Performance Shares in accordance with the terms and conditions of the TSR-Based Awards.

As of September 30, 2013, the Company had $0.7 million of total unrecognized compensation cost related to unvested stock compensation granted under the Corporation’s stock compensation plans.  That cost is expected to be recognized over a weighted average period of 0.4 years.

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

During the nine months ended September 30, 2013 and 2012, 16,332 and 13,057 deferred stock units were earned, respectively.  As of September 30, 2013 and December 31, 2012, there were 130,481 and 115,331 director stock units outstanding, respectively.

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

The following information presents the Company’s results for the three months ended September 30, 2013 and 2012 in accordance with ASC 260, Earnings Per Unit:  (in thousands, except per unit amounts)

	Three Months Ended
	September 30,
Computation of Basic EPU	2013	2012
Income (loss) from continuing operations	$(46,046)	$9,827
Add: Noncontrolling interest in consolidated joint ventures	1,838	85
Income (loss) from continuing operations available to common unitholders	(44,208)	9,912
Income from discontinued operations available to common
unitholders	49,485	6,349
Net income available to common unitholders	$5,277	$16,261

Weighted average common units	99,787	100,003

Basic EPU:
Income (loss) from continuing operations available to common unitholders	$(0.44)	$0.10
Income from discontinued operations available to common
unitholders	0.49	0.06
Net income available to common unitholders	$0.05	$0.16

	Three Months Ended
	September 30,
Computation of Diluted EPU	2013	2012
Income (loss) from continuing operations available to common unitholders	$(44,208)	$9,912
Income from discontinued operations for diluted earnings
per unit	49,485	6,349
Net income available to common unitholders	$5,277	$16,261

Weighted average common unit	99,787	100,075

Diluted EPU:
Income (loss) from continuing operations available to common unitholders	$(0.44)	$0.10
Income from discontinued operations available to common
unitholders	0.49	0.06
Net income available to common unitholders	$0.05	$0.16

The following information presents the Company’s results for the nine months ended September 30, 2013 and 2012 in accordance with ASC 260, Earnings Per Unit:  (in thousands, except per unit amounts)

	Nine Months Ended
	September 30,
Computation of Basic EPU	2013	2012
Income (loss) from continuing operations	$(29,506)	$37,018
Add: Noncontrolling interest in consolidated joint ventures	1,962	256
Income (loss) from continuing operations available to common unitholders	(27,544)	37,274
Income from discontinued operations available to common
unitholders	72,218	19,836
Net income available to common unitholders	$44,674	$57,110

Weighted average common units	99,778	99,998

Basic EPU:
Income (loss) from continuing operations available to common unitholders	$(0.28)	$0.37
Income from discontinued operations available to common
unitholders	0.73	0.20
Net income available to common unitholders	$0.45	$0.57

	Nine Months Ended
	September 30,
Computation of Diluted EPU	2013	2012
Income (loss) from continuing operations available to common unitholders	$(27,544)	$37,274
Income from discontinued operations for diluted earnings
per unit	72,218	19,836
Net income available to common unitholders	$44,674	$57,110

Weighted average common unit	99,778	100,071

Diluted EPU:
Income (loss) from continuing operations available to common unitholders	$(0.28)	$0.37
Income from discontinued operations available to common
unitholders	0.73	0.20
Net income available to common unitholders	$0.45	$0.57

Contingently issuable shares under the TSR Award plan were excluded from the denominator in 2013 because the criteria had not been met as of September 30, 2013.

The following schedule reconciles the units used in the basic EPU calculation to the units used in the diluted EPU calculation: (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Basic EPU units	99,787	100,003	99,778	99,998
Restricted Stock Awards	-	72	-	73
Diluted EPU units	99,787	100,075	99,778	100,071

Unvested restricted stock outstanding as of September 30, 2013 and 2012 were 351,592 and 105,843, respectively.

Distributions declared per common unit for each of the three months ended September 30, 2013 and 2012 was $0.30 and $0.45 per unit, respectively.  Distributions declared per common unit for each of the nine months ended September 30, 2013 and 2012 was $1.05 and $1.35 per unit, respectively.

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
COMPENSATION AGREEMENTS

Employees of the Corporation, who meet certain minimum age and service requirements, are eligible to participate in the Mack-Cali Realty Corporation 401(k) Savings/Retirement Plan (the “401(k) Plan”).  Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law.  The amounts contributed by employees are immediately vested and non-forfeitable.  The Corporation may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year.  Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Corporation at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Corporation.  All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year.  The assets of the 401(k) Plan are held in trust and a separate account is established for each participant.  A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Corporation. The 401(k) Plan was recently amended to provide for employees of the Roseland business to receive matching contributions.  Total expense recognized by the Company for the 401(k) Plan for the three months ended September 30, 2013 and 2012 was $24,000 and zero, respectively, and $91,000 and zero for the nine months ended September 30, 2013 and 2012, respectively.

On September 12, 2012, the Board of Directors of the Corporation approved multi-year deferred retirement compensation agreements for those executive officers in place on such date (the “Deferred Retirement Compensation Agreements”). Pursuant to the Deferred Retirement Compensation Agreements, the Corporation will make annual contributions of stock units (“Stock Units”) representing shares of the Corporation’s common stock on January 1 of each year from 2013 through 2017 into a deferred compensation account maintained on behalf of each Messrs. Hersh, Lefkowitz and Thomas.  The annual contribution for Messrs. Hersh, Lefkowitz and Thomas shall be in an amount of Stock Units equal to $500,000, $160,000 and $100,000, respectively.  The Corporation granted 25,333 Stock Units in the nine months ended September 30, 2013.   Vesting of each annual contribution of Stock Units will occur on December 31 of each year, subject to continued employment.  Upon the payment of dividends on the Corporation’s common stock, Messrs. Hersh, Lefkowitz and Thomas shall be entitled to dividend equivalent payments in respect of both vested and unvested Stock Units payable in the form of additional Stock Units. The Stock Units shall become payable within 30 days after the earliest of any of the following triggering events: (a) the executive’s death or disability; (b) the date of the executive’s separation from service to the Corporation; and (c) the effective date of a change in control, in each case as such terms are defined in the employment agreements of Messrs. Hersh, Lefkowitz and Thomas. Upon the occurrence of a triggering event, the Stock Units shall be paid in cash based on the closing price of the Corporation’s common stock on the date of such triggering event.

14.      DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments at September 30, 2013 and December 31, 2012.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2013 and December 31, 2012.

The fair value of the Company’s long-term debt, consisting of senior unsecured notes, an unsecured revolving credit facility and mortgages, loans payable and other obligations aggregated approximately $2.5 billion and $2.4 billion as compared to the book value of approximately $2.4 billion and $2.2 billion as of September 30, 2013 and December 31, 2012, respectively.  The fair value of the Company’s long-term debt is categorized as a level 3 basis (as provided by ASC 820, Fair Value Measurements and Disclosures).  The fair value is estimated using a discounted cash flow analysis valuation based on the borrowing rates currently available to the Company for loans with similar terms and maturities.  The fair value of the mortgage debt and the unsecured notes was determined by discounting the future contractual interest and principal payments by a market rate.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2013 and December 31, 2012.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2013 and current estimates of fair value may differ significantly from the amounts presented herein.

15.      COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS
Pursuant to agreements with certain municipalities, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties located in Jersey City and has a tax abatement agreement with Weehawken, New Jersey, as follows:

The Harborside Plaza 4-A agreement with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years.  The PILOT is equal to two percent of Total Project Costs, as defined.  Total Project Costs are $49.5 million.  The PILOT totaled $247,000 and $247,000 for the three months ended September 30, 2013 and 2012, respectively, and $742,000 and $742,000 for the nine months ended September 30, 2013 and 2012, respectively.

The Harborside Plaza 5 agreement, also with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years.  The PILOT is equal to two percent of Total Project Costs, as defined.  Total Project Costs are $170.9 million.  The PILOT totaled $854,000 and $854,000 for the three months ended September 30, 2013 and 2012, respectively, and $2.6 million and $2.6 million for the nine months ended September 30, 2013 and 2012, respectively.

The Company also has an agreement with the City of Weehawken for its Port Imperial 4/5 garage development project (acquired in the Roseland Transaction).  The agreement was executed in March 2011 and has a term of five years beginning when the first certificate of occupancy is issued for any portion of the project, which was issued in the third quarter 2013.  The agreement provides that real estate taxes be paid initially on the land value of the project only and allows for a phase in of real estate taxes on the value of the improvements over a five year period.

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

GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of September 30, 2013, are as follows: (dollars in thousands)

Year	Amount
October 1 through December 31, 2013	$88
2014	367
2015	371
2016	371
2017	267
2018 through 2084	16,051

Total	$17,515

Ground lease expense incurred by the Company during the three months ended September 30, 2013 and 2012 amounted to $102,000 and $102,000, respectively, and $305,000 and $305,000 for the nine months ended September 30, 2013 and 2012, respectively.

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

The purchase price for the Roseland Transaction included the fair value of contingent consideration pursuant to an earn-out (“Earn Out”) agreement of approximately $10 million.  The Earn Out largely represents contingent consideration and requires the Company to pay Roseland Partners an aggregate maximum of $15.6 million. The Earn Out is based on defined criteria, as follows: (i) the Roseland Assets component of up to $8.6 million for the completion of certain developments ($2.8 million), and the start of construction on others ($2.8 million), obtaining tax credits/grants on others ($3.0 million), all of which are payable over various periods of up to three years; and (ii) total return to shareholders for up to an additional $7 million, based on a total return to shareholders measured on a three year cumulative basis and on discrete years, both on an absolute basis and in comparison to a peer group. Each of the Earn Out elements were separately valued as of the acquisition date with an aggregate fair value of contingent consideration of approximately $10 million (representing $6.3 million for the Roseland Assets and $3.7 million for the total return to shareholders component).  During the second quarter of 2013, the Company recognized a benefit of $1 million related to a decline in fair value in the Earn Out liability, which is included in Interest and other investment income for the nine months ended September 30, 2013.  Prospectively, the Earn Out liability will be remeasured at fair value quarterly until the contingency has been resolved, with any changes in fair value representing a charge or benefit directly to earnings (with no adjustment to purchase accounting). As a result of the achievement of certain of the defined criteria, the Company paid Roseland Partners $2.8 million of the Earn Out on January 25, 2013.

The purchase consideration for the Roseland Transaction is subject to the return of a portion of the purchase price of up to $2.0 million upon the failure to achieve a certain level of fee revenue from the Roseland Business during the 33-month period following the closing date. Because the fee target was highly probable, no discount was ascribed to this contingently returnable consideration. Also, at the closing, approximately $34 million in cash of the purchase price was deposited in escrow to secure certain of the indemnification obligations of Roseland Partners and its affiliates.  In April 2013, $6.7 million of the escrow was released to the Roseland Partners.

OTHER
The Company may not dispose of or distribute certain of its properties, currently comprised of seven properties with an aggregate net book value of approximately $124.8 million, which were originally contributed by certain unrelated common unitholders, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Corporation’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Corporation’s Board of Directors; David S. Mack, director of the Corporation; Earle I. Mack, a former director of the Corporation; and Mitchell E. Hersh, president, chief executive officer and director of the Corporation), the Robert Martin Group (which includes Robert F. Weinberg, a former director of the Corporation; and Timothy M. Jones, former president of the Corporation), the Cali Group (which includes John R. Cali, a former director of the Corporation, and John J. Cali, a former director of the Corporation).  121 of the Company’s properties, with an aggregate net book value of approximately $1.6 billion, have lapsed restrictions and are subject to these conditions.

In December 2011, the Company entered into a development agreement (the “Development Agreement”) with Ironstate Development LLC (“Ironstate”) for the development of residential towers with associated parking and ancillary retail space on land owned by the Company at its Harborside complex in Jersey City, New Jersey (the “Harborside Residential Project”).  The first phase of the project is expected to consist of a parking pedestal to support a high-rise tower of approximately 763 apartment units and is estimated to cost approximately $291 million, of which development costs of $9.0 million have been incurred through September 30, 2013.  The parties anticipate the first phase will be ready for occupancy by approximately the first quarter of 2016.  In October 2013, the first phase of the project was awarded $33 million in tax credits from New Jersey Economic Development Authority (NJEDA).

Pursuant to the Development Agreement, the Company and Ironstate shall co-develop the Harborside Residential Project with Ironstate responsible for obtaining all required development permits and approvals.  Major decisions with respect to the Harborside Residential Project will require the consent of the Company and Ironstate.  The Company and Ironstate will have 85 and 15 percent interests, respectively, in the Harborside Residential Project.  The Company will receive capital credit of $30 per approved developable square foot for its land, aggregating to approximately $20.3 million at September 30, 2013.  In addition to the capital credit it will receive for its land contribution, the Company currently expects that it will fund approximately $77 million of the development costs of the project.

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

In July 2012, the Company entered into a ground lease with Wegmans Food Markets, Inc. (“Wegmans”) at its undeveloped site located at Sylvan Way and Ridgedale Avenue in Hanover Township, New Jersey. Subject to receiving all necessary governmental approvals, Wegmans intends to construct a store of approximately 140,000 square feet on a finished pad to be delivered by the Company in the second quarter of 2014.  The Company expects to incur costs of approximately $15.7 million for the development of the site through the first quarter of 2015 (of which the Company has incurred $3.5 million through September 30, 2013).

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

Future minimum rentals to be received under non-cancelable operating leases at September 30, 2013 are as follows (dollars in thousands):

Year	Amount
October 1 through December 31, 2013	$125,682
2014	495,819
2015	444,042
2016	399,155
2017	348,011
2018 and thereafter	1,290,172

Total	$3,102,881

17.      SEGMENT REPORTING

The Company operates in three business segments: (i) commercial and other real estate, (ii) multifamily real estate, and (iii) multifamily services.  The Company provides leasing, property management, acquisition, development, construction and tenant-related services for its commercial and other real estate and multifamily real estate portfolio.  The Company’s multifamily services business also provides similar services for third parties.  The Company no longer considers construction services as a reportable segment as it has significantly reduced its operations.  The Company had no revenues from foreign countries recorded for the nine months ended September 30, 2013 and 2012.  The Company had no long lived assets in foreign locations as of September 30, 2013 and December 31, 2012.  The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties in its real estate segments (commercial and other, and multifamily) and net operating income from its multifamily services segment.

Selected results of operations for the three and nine months ended September 30, 2013 and 2012 and selected asset information as of September 30, 2013 and December 31, 2012 regarding the Company’s operating segments are as follows.  Amounts for prior periods have been restated to conform to the current period segment reporting presentation.  (dollars in thousands)

	Real Estate
	Commercial		Multifamily		Corporate	Total
	& Other	Multifamily	Services		& Other (d)	Company
Total revenues:
Three months ended:
September 30, 2013	$153,602	$3,736	$6,867	(e)	$(1,700)	$162,505
September 30, 2012	155,314	-	-		1,483	156,797
Nine months ended:
September 30, 2013	$465,564	$8,673	$18,745	(f)	$8,782	$501,764
September 30, 2012	477,345	-	-		8,946	486,291

Total operating and
interest expenses (a):
Three months ended:
September 30, 2013	$72,498	$1,960	$8,214		$30,856	$113,528
September 30, 2012	70,584	-	-		35,312	105,896
Nine months ended:
September 30, 2013	$210,917	$4,066	$23,345		$107,061	$345,389
September 30, 2012	205,774	-	-		113,115	318,889

Equity in earnings (loss) of
unconsolidated joint ventures:
Three months ended:
September 30, 2013	$1,919	$(2,830)	$682		-	$(229)
September 30, 2012	2,418	-	-		-	2,418
Nine months ended:
September 30, 2013	$5,149	$(7,890)	$682		-	$(2,059)
September 30, 2012	4,751	-	-		-	4,751

Net operating income (loss) (b):
Three months ended:
September 30, 2013	$83,023	$(1,054)	$(665)		$(32,556)	$48,748
September 30, 2012	87,148	-	-		(33,829)	53,319
Nine months ended:
September 30, 2013	$259,796	$(3,283)	$(3,918)		$(98,279)	$154,316
September 30, 2012	276,322	-	-		(104,169)	172,153

Total assets:
September 30, 2013	$3,997,545	$245,573	$12,297		$353,848	$4,609,263
December 31, 2012	4,382,843	65,723	12,159		65,320	4,526,045

Total long-lived assets (c):
September 30, 2013	$3,720,747	$235,629	$194		$31,860	$3,988,430
December 31, 2012	4,160,362	62,525	-		11,521	4,234,408

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

(b)	Net operating income represents total revenues less total operating and interest expenses (as defined in Note “a”), plus equity in earnings (loss) of unconsolidated joint ventures, for the period.
(c)	Long-lived assets are comprised of net investment in rental property, unbilled rents receivable, goodwill and investments in unconsolidated joint ventures.
(d)
Corporate & Other represents all corporate-level items (including interest and other investment income, interest expense, non-property general and administrative expense, construction services revenue and direct construction costs) as well as intercompany eliminations necessary to reconcile to consolidated Company totals.

(e)	Includes $665 of fees earned for this period from the multifamily real estate segment, which are eliminated in consolidation.
(f)	Includes $1,432 of fees earned for this period from the multifamily real estate segment, which are eliminated in consolidation.

The following schedule reconciles net operating income to net income available to common unitholders: (dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net operating income	$48,748	$53,319	$154,316	$172,153
Less:
Depreciation and amortization	(46,094)	(43,492)	(135,122)	(130,720)
Loss from early extinguishment of debt	-	-	-	(4,415)
Impairments	(48,700)	-	(48,700)	-
Income from continuing operations	(46,046)	9,827	(29,506)	37,018
Discontinued operations:
Income from discontinued operations	2,164	6,337	11,842	17,446
Loss from early extinguishment of debt	-	-	(703)	-
Realized gains (losses) and unrealized losses
on disposition of rental property and impairments, net	47,321	12	61,079	2,390
Total discontinued operations, net	49,485	6,349	72,218	19,836
Net income	3,439	16,176	42,712	56,854
Noncontrolling interest in consolidated joint ventures	1,838	85	1,962	256
Net income available to common unitholders	$5,277	$16,261	$44,674	$57,110

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following discussion should be read in conjunction with the Consolidated Financial Statements of Mack-Cali Realty, L.P. and the notes thereto (collectively, the “Financial Statements”).  Certain defined terms used herein have the meaning ascribed to them in the Financial Statements.

Executive Overview

Mack-Cali Realty Corporation together with its subsidiaries, (the “Corporation” or the “General Partner”) is one of the largest real estate investment trusts (REITs) in the United States.  Mack-Cali Realty, L.P. (“the Company” or “Operating Partnership”) has been involved in all aspects of commercial real estate development, management and ownership for over 60 years and the Corporation has been a publicly-traded REIT since 1994.  As of September 30, 2013, the Company owns or has interests in 275 properties (collectively, the “Properties”), primarily class A office and office/flex buildings, totaling approximately 30.7 million square feet, leased to approximately 1,800 tenants and nine multi-family rental properties containing over 3,300 residential units.  The Properties are located primarily in suburban markets of the Northeast, some with adjacent, Company-controlled developable land sites able to accommodate up to 8.4 million square feet of additional commercial space and up to 5,824 apartment units.

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

The Company’s core office markets continue to be weak.  The percentage leased in the Company’s consolidated portfolio of stabilized operating commercial properties was 86.1 percent at September 30, 2013 as compared to 86.2 percent at June 30, 2013 and 87.5 percent at September 30, 2012.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.  Leases that expired as of September 30, 2013, June 30, 2013 and September 30, 2012 aggregate 62,054, 306,496 and 113,335 square feet, respectively, or 0.2, 1.0 and 0.4 percentage of the net rentable square footage, respectively.  Rental rates (including escalations) on the Company’s space that was renewed (based on first rents payable) during the three months ended September 30, 2013 (on 643,490 square feet of renewals) decreased an average of 11.3 percent compared to rates that were in effect under the prior leases, as compared to a 5.9 percent increase during the three months ended September 30, 2012 (on 463,883 square feet of renewals).  Estimated lease costs for the renewed leases during the three months ended September 30, 2013 averaged $2.01 per square foot per year for a weighted average lease term of 3.6 years and estimated lease costs for the renewed leases during the three months ended September 30, 2012 averaged $1.24 per square foot per year for a weighted average lease term of 3.9 years.  The Company believes that commercial vacancy rates may continue to increase and rental rates may continue to decline in some of its markets through 2013 and possibly beyond.  As of September 30, 2013, commercial leases which comprise approximately 11.3 percent of the Company’s annualized base rent are scheduled to expire during the year ended December 31, 2014.  With the decline of rental rates in the Company’s markets over the past few years, as leases expire in 2014, assuming no further changes in current market rental rates, the Company expects that the rental rates at its commercial properties it is likely to achieve on new leases will generally be lower than the rates currently being paid, thereby resulting in less revenue from the same space.  As a result of the above factors, the Company’s future earnings and cash flow may continue to be negatively impacted by current market conditions.

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

The remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand our:

•	recent transactions;
•	critical accounting policies and estimates;
•	results of operations for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012 and
•	liquidity and capital resources.

 Recent Transactions

Acquisitions
On January 18, 2013, the Company acquired Alterra at Overlook Ridge 1A, a 310-unit multi-family rental property located in Revere, Massachusetts, for approximately $61.3 million in cash, which was funded primarily through borrowings under the Company’s unsecured revolving credit facility.

On April 4, 2013, the Company acquired Alterra at Overlook Ridge IB, a 412-unit multi-family rental property located in Revere, Massachusetts, for approximately $88 million in cash, which was funded primarily through borrowings under the Company’s unsecured revolving credit facility.

Consolidation
On October 23, 2012, as part of the Roseland transaction, the Company had acquired a 26.25 percent interest in a to-be-built, 108-unit multi-family rental property located in Eastchester, New York (the “Eastchester Project”) for approximately $4.9 million. The remaining interests in the development project-owning entity, 150 Main Street, L.L.C. (“Eastchester”) was owned 26.25 percent by JMP Eastchester, L.L.C. and 47.5 percent by Hudson Valley Land Holdings, L.L.C. (“HVLH”). The Eastchester Project is expected to start in the near term.  Estimated total development costs of $46 million are expected to be funded with a $27.5 million construction loan and the balance of $18.5 million to be funded with member capital.

On August 22, 2013, the operating agreement of Eastchester was modified which increased the Company’s effective ownership to 76.25 percent, with the remaining 23.75 percent owned by HVLH.  The agreement also provided the Company with control of all major decisions.  Accordingly, effective from this date, the Company is consolidating Eastchester under the provisions of ASC 810, Consolidation.  As the carrying value approximated the fair value of the net assets acquired, there was no holding period gain or loss recognized on this transaction.

Properties Commencing Initial Operations
The following properties commenced initial operations during the nine months ended September 30, 2013 (dollars in thousands, except per square foot):

						Garage	Development		Development
				# of	Rentable	Parking	Costs Incurred		Costs Per
Date	Property/Address	Location	Type	Bldgs.	Square Feet	Spaces	by Company		Square Foot
06/05/13	14 Sylvan Way	Parsippany, New Jersey	Office	1	203,506	-	$51,484	(a)	$253
08/01/13	Port Imperial South 4/5	Weehawken, New Jersey	Parking/Retail	1	16,736	850	71,107	(b)	N/A

Totals				2	220,242	850	$122,591

(a)      Development costs included approximately $13.0 million in land costs and $4.3 million in leasing costs.  Amounts are as of September 30, 2013.
(b)      Development costs included approximately $13.1 million in land costs.  Amounts are as of September 30, 2013.

Property Sales
On August 27, 2013, the Company completed the sale of its 1.66 million square foot Pennsylvania office portfolio and three developable land parcels for approximately $233 million: $201 million in cash, a $10 million mortgage on one of the properties ($8 million of which was funded at closing) and subordinated equity interests in each of the properties being sold with capital accounts aggregating $22 million. Net sale proceeds from the sale aggregated $207 million which was comprised of the $233 million gross sales price less the subordinated equity interests of $22 million and $4 million in closing costs.  As of September 30, 2013, approximately $55.3 million of the cash received from the sale was being held by a qualified intermediary pending reinvestment, which is a noncash item included in deferred charges, goodwill and other assets.  The purchasers of the Pennsylvania office portfolio are joint ventures formed between the Company and affiliates of the Keystone Property Group (the “Keystone Affiliates”).  The mortgage loan has a term of two years with a one year extension option and bears interest at LIBOR plus six percent.  The Company's equity interests in the joint ventures will be subordinated to Keystone Affiliates receiving a 15 percent internal rate of return (“IRR”) after which the Company will receive a ten percent IRR on its subordinated equity and then all profit will be split equally.  In connection with these partial sale transactions, because the buyer receives a preferential return, the Company only recognized profit to the extent that they received net proceeds in excess of their entire carrying value of the properties, effectively reflecting their retained subordinate equity interest at zero.

As part of the transaction, the Company has rights to own, after zoning-approval-subdivision, land at the 150 Monument Road property located in Bala Cynwyd, Pennsylvania, for a contemplated multi-family residential development.

The Company sold the following office properties during the nine months ended September 30, 2013 (dollars in thousands):  See Note 7: Discontinued Operations.

				Rentable	Net	Net
Sale			# of	Square	Sales	Book	Realized
Date	Property/Address	Location	Bldgs.	Feet	Proceeds	Value	Gain (loss)
04/10/13	19 Skyline Drive (a)	Hawthorne, New York	1	248,400	$16,131	$16,005	$126
04/26/13	55 Corporate Drive	Bridgewater, New Jersey	1	204,057	70,967	51,308	19,659
05/02/13	200 Riser Road	Little Ferry, New Jersey	1	286,628	31,775	14,852	16,923
05/13/13	777 Passaic Avenue	Clifton, New Jersey	1	75,000	5,640	3,713	1,927
05/30/13	16 and 18 Sentry Parkway West (b)	Blue Bell, Pennsylvania	2	188,103	19,041	19,721	(680)
05/31/13	51 Imclone Drive (c)	Branchburg, New Jersey	1	63,213	6,101	5,278	823
06/28/13	40 Richards Avenue	Norwalk, Connecticut	1	145,487	15,858	17,027	(1,169)
07/10/13	106 Allen Road	Bernards Township, New Jersey	1	132,010	17,677	13,522	4,155
08/27/13	Pennsylvania office portfolio (d) (e)	Suburban Philadelphia, Pennsylvania	15	1,663,511	207,425	164,259	43,166

Totals:			24	3,006,409	$390,615	$305,685	$84,930

(a)
The Company recognized a valuation allowance of $7.1 million on this property at December 31, 2012.  In connection with the sale, the Company provided an interest-free note receivable to the buyer of $5 million (with a net present value of $3.6 million at September 30, 2013) which matures in ten years and requires monthly payments of principal.  See Note 5: Deferred charges, goodwill and other assets.

(b)	The Company recorded an $8.4 million impairment charge on these properties at December 31, 2012. The Company has retained a subordinated interest in these properties.
(c)
The property was encumbered by a mortgage loan which was satisfied by the Company at the time of the sale.  The Company incurred $0.7 million in costs for the debt satisfaction, which was included in discontinued operations:  loss from early extinguishment of debt for the nine months ended September 30, 2013.

(d)
In order to reduce the carrying value of five of the properties to their estimated fair market values, the Company recorded impairment charges of $23.9 million at June 30, 2013.  The fair value used in the impairment charges was based on the purchase and sale agreement for the properties ultimately sold.

(e)	The portfolio sale also included three developable land parcels.

Impairments
The Company’s nine office properties located in Roseland, New Jersey, Parsippany, New Jersey, Warren, New Jersey, and Lyndhurst, New Jersey, aggregating approximately 1.3 million square feet, are collateral for mortgage loans scheduled to mature on August 11, 2014 and May 11, 2016, with principal balances totaling $159.2 million as of September 30, 2013. As of September 30, 2013, the Company estimated that the carrying value of the properties may not be recoverable over their anticipated holding periods. In order to reduce the carrying value of the properties to their estimated fair market values, the Company recorded impairment charges of $48.5 million at September 30, 2013, which resulted from the current decline in leasing activity and market rents of the properties identified.  The Company’s estimated fair values were derived utilizing a discounted cash flow (“DCF”) model including all estimated cash inflows and outflows over a specified holding period.  These cash flows were comprised of inputs which included contractual revenues and forecasted revenues and expenses based upon market conditions and expectations for growth.  The capitalization rate of 8.5 percent and discount rates ranging from 10 percent to 15 percent utilized in DCF were based upon the risk profile of the properties’ cash flows and observable rates that the Company believes to be within a reasonable range of current market rates for each respective property.  Based on these inputs the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy, as provided by ASC 820, Fair Value Measurements and Disclosures.

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

On June 18, 2013, 12 Vreeland Associates, L.L.C. obtained a mortgage loan which is collateralized by its office property.  The amortizable loan with a balance of $15.8 million as of September 30, 2013 bears interest at 2.87 percent and matures on July 2023.  The venture subsequently distributed $14.8 million of the loan proceeds, of which the Company’s share was $7.4 million.

On August 14, 2013, Epsteins refinanced the mortgage loan of $48.5 million with loan proceeds and Prudential Capital.  The new loan, collateralized by the Metropolitan Property, with a balance of $38.6 million bearing interest at 3.25 percent matures in September 2020 and is interest-only through September 2015.  The new loan, collateralized by the Shops at 40 Park Property, with a balance of $6.5 million bearing interest at 3.63 percent matures in August 2018 and is interest-only through July 2015.  The loan provides for additional proceeds of $1 million based on certain operating thresholds being achieved.

On August 29, 2013, Port Imperial 15 refinanced the mortgage loan of $57 million.  The new loan has a balance of $57.5 million as of September 30, 2013, bears interest at 4.32 percent and matures in September 2020.   The interest-only loan is collateralized by the RiversEdge Property.

On October 1, 2013, PruRose/Marbella II closed on a construction loan in an amount not to exceed $77.4 million.  The loan bears interest at a rate of LIBOR plus 225 basis points and matures April 1, 2017 and provides subject to certain conditions, two one year extension options with a fee of 25 basis points for each year.  The Company has guaranteed lien-free completion of the project to the lender and Prudential-Marbella II.  Additionally, the Company has guaranteed payments of all interest, operating deficits and deferred equity due under the loan.

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

Results From Operations

The following comparisons for the three and nine months ended September 30, 2013 (“2013”), as compared to the three and nine months ended September 30, 2012 (“2012”), make reference to the following:  (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Company at June 30, 2012 (for the three-month period comparisons), and which represent all in-service properties owned by the Company at December 31, 2011 (for the nine-month period comparisons), excluding properties sold or held for sale through September 30, 2013; (ii) the effect of the Roseland Assets and Roseland Business (collectively, “Roseland”) and (iii) the effect of the “Acquired Properties,” which represent all properties acquired by the Company or commencing initial operation from July 1, 2012 through September 30, 2013, (for the three-month period comparisons), and which represent all properties acquired by the Company or commencing initial operations from January 1, 2012 through September 30, 2013 (for the nine month period comparisons).

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

	Three Months Ended
	September 30,		Dollar	Percent
(dollars in thousands)	2013	2012	Change	Change
Revenue from rental operations and other:
Base rents	$134,882	$132,388	$2,494	1.9%
Escalations and recoveries from tenants	17,173	19,717	(2,544)	(12.9)
Parking income	1,642	1,427	215	15.1
Other income	1,127	849	278	32.7
Total revenues from rental operations	154,824	154,381	443	0.3

Property expenses:
Real estate taxes	20,572	20,472	100	0.5
Utilities	18,043	16,647	1,396	8.4
Operating services	25,852	24,261	1,591	6.6
Total property expenses	64,467	61,380	3,087	5.0

Non-property revenues:
Construction services	678	1,169	(491)	(42.0)
Real estate services	7,003	1,247	5,756	461.6
Total non-property revenues	7,681	2,416	5,265	217.9

Non-property expenses:
Direct construction costs	609	979	(370)	(37.8)
Real estate services expenses	5,552	536	5,016	935.8
General and administrative	12,151	12,580	(429)	(3.4)
Depreciation and amortization	46,094	43,492	2,602	6.0
Impairments	48,700	-	48,700	-
Total non-property expenses	113,106	57,587	55,519	96.4
Operating income	(15,068)	37,830	(52,898)	(139.8)
Other (expense) income:
Interest expense	(30,936)	(30,428)	(508)	(1.7)
Interest and other investment income	187	7	180	2,571.4
Equity in earnings (loss) of unconsolidated joint ventures	(229)	2,418	(2,647)	(109.5)
Total other (expense) income	(30,978)	(28,003)	(2,975)	(10.6)
Income (loss) from continuing operations	(46,046)	9,827	(55,873)	(568.6)
Discontinued operations:
Income (loss) from discontinued operations	2,164	6,337	(4,173)	(65.9)
Realized gains (losses) and unrealized losses
on disposition of rental property, net	47,321	12	47,309	394,241.7
Total discontinued operations, net	49,485	6,349	43,136	679.4
Net income	3,439	16,176	(12,737)	(78.7)
Noncontrolling interest in consolidated joint ventures	1,838	85	1,753	2,062.4
Net income available to common unitholders	$5,277	$16,261	$(10,984)	(67.5)%

The following is a summary of the changes in revenue from rental operations and property expenses in 2013 as compared to 2012 divided into Same-Store Properties and Acquired Properties:

	Total		Same-Store		Acquired
	Company		Properties		Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change
Revenue from rental operations
and other:
Base rents	$2,494	1.9%	$(1,942)	(1.5)%	$4,436	3.4%
Escalations and recoveries
from tenants	(2,544)	(12.9)	(2,758)	(14.0)	214	1.1
Parking income	215	15.1	(40)	(2.8)	255	17.9
Other income	278	32.7	8	0.9	270	31.8
Total	$443	0.3%	$(4,732)	(3.1)%	$5,175	3.4%

Property expenses:
Real estate taxes	$100	0.5%	$(412)	(2.0)%	$512	2.5%
Utilities	1,396	8.4	1,048	6.3	348	2.1
Operating services	1,591	6.6	959	4.0	632	2.6
Total	$3,087	5.0%	$1,595	2.6%	$1,492	2.4%

OTHER DATA:
Number of Consolidated Properties	244		240		4
(excluding properties held for sale):
Square feet (in thousands)	27,969		27,749		220

Base rents for the Same-Store Properties decreased $1.9 million, or 1.5 percent, for 2013 as compared to 2012, due primarily to a decrease in occupancy and a decline in market rents on new and renewed leases in 2013 as compared to 2012.  Escalations and recoveries from tenants for the Same-Store Properties decreased $2.8 million, or 14.0 percent, for 2013 over 2012, due primarily to lower recoveries from tenants in 2013.  Parking income for the same-store properties was relatively unchanged in 2013 as compared to 2012.  Other income for the Same-Store Properties was also relatively unchanged in 2013 as compared to 2012.

Real estate taxes on the Same-Store Properties decreased $0.4 million, or 2.0 percent, for 2013 as compared to 2012. The change in real estate taxes principally results from tax appeal proceeds, net of associated professional fees, increased by approximately $0.3 million, from 2012 to 2013.  Real estate taxes, without the effect of net tax appeal proceeds, did not change significantly in 2013 as compared to 2012.  Utilities for the Same-Store Properties increased $1.0 million, or 6.3 percent, for 2013 as compared to 2012, due primarily to increased rates.  Operating services for the Same-Store Properties increased $1.0 million, or 4.0 percent, due primarily to an increase in maintenance and operations costs of $0.8 million in 2013 as compared to 2012.

Construction services revenue decreased $0.5 million, or 42.0 percent, in 2013 as compared to 2012, due primarily to decreased construction contracts in 2013.  Real estate services revenues (primarily reimbursement of property personnel costs) increased by $5.8 million, or 461.6 percent, for 2013 as compared to 2012, due primarily to the effects of Roseland (which was not acquired until fourth quarter 2012) in 2013.

Direct construction costs decreased $0.4 million, or 37.8 percent, in 2013 as compared to 2012, due primarily to decreased construction contracts in 2013.

Real estate services expenses increased $5.0 million, or 935.8 percent, for 2013 as compared to 2012.  This increase was due primarily to compensation and related costs related to Roseland.

General and administrative expenses decreased by $0.4 million, or 3.4 percent, for 2013 as compared to 2012.  This decrease was due primarily to professional fees incurred of $3.8 million in 2012 in conjunction with the Roseland transaction, partially offset by Roseland general and administrative expenses of $3.1 million in 2013 and increases in professional fees of $0.4 million for 2013 as compared to 2012.

Depreciation and amortization increased by $2.6 million, or 6.0 percent, for 2013 over 2012.  This increase was due primarily to $3.7 million of depreciation and amortization on assets related to Roseland and the Acquired Properties, partially offset by assets becoming fully amortized in 2013.

The Company recorded $48.7 million in impairment charges in 2013, primarily on nine properties to reduce their carrying values to their estimated fair market values.

Interest expense increased $0.5 million or 1.7 percent, for 2013 as compared to 2012.  This increase was primarily as a result of higher interest cost of $3.0 million on higher average debt balances in 2013 as compared to 2012, partially offset by increased capitalized interest of $2.5 million  and lower average rates in 2013 compared to 2012.

Interest and other investment income increased $0.2 million for 2013 as compared to 2012.  This was primarily due to income received on Notes Receivable originated in 2013.

Equity in earnings of unconsolidated joint ventures decreased $2.6 million, or 109.5 percent, for 2013 as compared to 2012.  The decrease was primarily due to a loss of $1.7 million in 2013 from the joint venture interest acquired in the Roseland Transaction in late 2012, and a loss of $1.1 million in 2013 from the Crystal House Apartments venture, which was entered into in March 2013.

Income from continuing operations decreased to a loss of approximately $46.1 million in 2013 from income of $9.8 million in 2012.  The decrease of $55.9 million was due to the factors discussed above.

Net income available to common unitholders decreased by $11.0 million, or 67.5 percent, from $16.3 million in 2012 to $5.3 million in 2013.  The decrease was primarily the result of a decrease in income from continuing operations of $55.9 million for 2013 as compared to 2012, and a decrease in income from discontinued operations of $4.2 million for 2013 as compared to 2012.  These were partially offset by realized gains and unrealized losses on disposition of rental property of $47.3 million in 2013, and an increase in noncontrolling interest in consolidated joint ventures of $1.8 million for 2013 as compared to 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

	Nine Months Ended
	September 30,		Dollar	Percent
(dollars in thousands)	2013	2012	Change	Change
Revenue from rental operations and other:
Base rents	$403,943	$401,920	$2,023	0.5%
Escalations and recoveries from tenants	54,117	56,540	(2,423)	(4.3)
Parking income	4,631	4,553	78	1.7
Other income	3,335	10,524	(7,189)	(68.3)
Total revenues from rental operations	466,026	473,537	(7,511)	(1.6)

Property expenses:
Real estate taxes	62,055	64,587	(2,532)	(3.9)
Utilities	48,070	44,645	3,425	7.7
Operating services	76,487	71,859	4,628	6.4
Total property expenses	186,612	181,091	5,521	3.0

Non-property revenues:
Construction services	15,650	9,235	6,415	69.5
Real estate services	20,088	3,519	16,569	470.8
Total non-property revenues	35,738	12,754	22,984	180.2

Non-property expenses:
Direct construction costs	14,945	8,594	6,351	73.9
Real estate services expenses	15,809	1,542	14,267	925.2
General and administrative	37,235	35,150	2,085	5.9
Depreciation and amortization	135,122	130,720	4,402	3.4
Impairments	48,700	-	48,700	-
Total non-property expenses	251,811	176,006	75,805	43.1
Operating income	63,341	129,194	(65,853)	(51.0)
Other (expense) income:
Interest expense	(92,075)	(92,539)	464	0.5
Interest and other investment income	1,287	27	1,260	4,666.7
Equity in earnings (loss) of unconsolidated joint ventures	(2,059)	4,751	(6,810)	(143.3)
Loss from early extinguishment of debt	-	(4,415)	4,415	100.0
Total other (expense) income	(92,847)	(92,176)	(671)	(0.7)
Income (loss) from continuing operations	(29,506)	37,018	(66,524)	(179.7)
Discontinued operations:
Income (loss) from discontinued operations	11,842	17,446	(5,604)	(32.1)
Loss from early extinguishment of debt	(703)	-	(703)	-
Realized gains (losses) and unrealized losses
on disposition of rental property and impairments, net	61,079	2,390	58,689	2,455.6
Total discontinued operations, net	72,218	19,836	52,382	264.1
Net income	42,712	56,854	(14,142)	(24.9)
Noncontrolling interest in consolidated joint ventures	1,962	256	1,706	666.4
Net income available to common unitholders	$44,674	$57,110	$(12,436)	(21.8)%

The following is a summary of the changes in revenue from rental operations and property expenses in 2013 as compared to 2012 divided into Same-Store Properties and Acquired Properties:

	Total		Same-Store		Acquired
	Company		Properties		Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change
Revenue from rental operations
and other:
Base rents	$2,023	0.5%	$(7,052)	(1.8)%	$9,075	2.3%
Escalations and recoveries
from tenants	(2,423)	(4.3)	(2,958)	(5.2)	535	0.9
Parking income	78	1.7	(330)	(7.3)	408	9.0
Other income	(7,189)	(68.3)	(7,644)	(72.6)	455	4.3
Total	$(7,511)	(1.6)%	$(17,984)	(3.8)%	$10,473	2.2%

Property expenses:
Real estate taxes	$(2,532)	(3.9)%	$(3,615)	(5.6)%	$1,083	1.7%
Utilities	3,425	7.7	2,749	6.2	676	1.5
Operating services	4,628	6.4	3,376	4.7	1,252	1.7
Total	$5,521	3.0%	$2,510	1.4%	$3,011	1.6%

OTHER DATA:
Number of Consolidated Properties	244		240		4
(excluding properties held for sale):
Square feet (in thousands)	27,969		27,749		220

Base rents for the Same-Store Properties decreased $7.1 million, or 1.8 percent, for 2013 as compared to 2012, due primarily to a decrease in occupancy in 2013 as compared to 2012.  Escalations and recoveries from tenants for the Same-Store Properties decreased $3.0 million, or 5.2 percent, for 2013 over 2012, due primarily to lower recoveries from tenants in 2013 as well as reimbursing tenants for their share of tax appeal proceeds received in the periods.  Parking income for the same-store properties decreased $0.3, or 7.3 percent, due primarily to decreased usage in 2013 as compared to 2012.  Other income for the Same-Store Properties decreased $7.6 million, or 72.8 percent, due primarily to a decrease in lease breakage fees recognized in 2013 as compared to 2012.

Real estate taxes on the Same-Store Properties decreased $3.6 million, or 5.6 percent, for 2013 as compared to 2012. The change in real estate taxes principally results from tax appeal proceeds, net of associated professional fees, increasing by approximately $3.4 million, from 2012 to 2013.  Real estate taxes, without the effect of net tax appeal proceeds, did not change significantly in 2013 as compared to 2012.  Utilities for the Same-Store Properties increased $2.7 million or 6.2 percent, for 2013 as compared to 2012, due primarily to increased rates.  Operating services for the Same-Store Properties increased $3.4 million, or 4.7 percent, due primarily to an increase in snow removal costs of $2.9 million, for 2013 as compared to 2012 and an increase in maintenance costs of $0.7 million for 2013 as compared to 2012.

Construction services revenue increased $6.4 million, or 69.5 percent, in 2013 as compared to 2012, due primarily to increased construction contracts in 2013.  Real estate services revenues (primarily reimbursement of property personnel costs) increased by $16.6 million, or 470.8 percent, for 2013 as compared to 2012, due primarily to the effects of Roseland in 2013.

Direct construction costs increased $6.4 million, or 73.9 percent, in 2013 as compared to 2012, due primarily to increased construction contracts in 2013.

Real estate services expenses increased $14.3 million, or 925.2 percent, for 2013 as compared to 2012.  This increase was due primarily to compensation costs related to Roseland (which was not acquired until fourth quarter 2012).

General and administrative expenses increased by $2.1 million, or 5.9 percent, for 2013 as compared to 2012. This increase was due primarily to Roseland general and administrative expenses of $8.7 million in 2013 and increases in office expenses of $0.6 million and in human resources expenses of $0.4 million for 2013 as compared to 2012, partially offset by professional fees incurred of $6.3 million in 2012 in conjunction with the Roseland transaction, as compared to 2013 and $1.4 million in costs related to the departure of one of the Company’s executive vice presidents in 2012.

Depreciation and amortization increased by $4.4 million, or 3.4 percent, for 2013 over 2012.  This increase was due primarily to $7.2 million incurred in 2013 relating to depreciation and amortization on assets related to Roseland and the Acquired Properties, partially offset by assets becoming fully amortized in 2013.

The Company recorded $48.7 million in impairment charges in 2013, primarily on nine properties to reduce their carrying values to their estimated fair market values.

Interest expense decreased $0.5 million or 0.5 percent, for 2013 as compared to 2012. This decrease was primarily a result of increased capitalized interest of $8.7 million, and lower average rates, in 2013 compared to 2012, offset by higher interest cost of $8.2 million on higher average debt balances in 2013 as compared to 2012.

Interest and other investment income increased $1.3 million for 2013 as compared to 2012.  This was primarily due to a benefit of $1.0 million in 2013 related to a change in fair value in the Roseland Transaction Earn-Out.

Equity in earnings of unconsolidated joint ventures decreased $6.8 million, or 143.3 percent, for 2013 as compared to 2012.  The decrease was primarily due to a loss of $5.3 million the joint venture interests acquired in the Roseland Transaction in late 2012 and a loss of $2.7 million in 2013 from the Crystal House Apartments venture, which was entered into in March 2013.  These were partially offset by increased income of $1.0 million from the Boston Downtown Crossing venture in which the Company sold its interest in April 2013.

Income from continuing operations decreased to a loss of $29.5 million in 2013 from income of $37.0 million in 2012.  The decrease of $66.5 million was due to the factors discussed above.

Net income available to common unitholders decreased by $12.4 million, or 21.8 percent, from $57.1 million in 2012 to $44.7 million in 2013.  The decrease was primarily the result of a decrease in income from continuing operations of $66.5 million for 2013 as compared to 2012, an impairment charge of approximately $23.8 million on discontinued operations in 2013, a decrease in income from discontinued operations of $5.6 million for 2013 as compared to 2012, realized gains on disposition of rental property of $2.4 million in 2012, and a loss on early extinguishment of debt on discontinued operations of $0.7 million in 2013.  These were partially offset by a realized gain on disposition of rental property of $84.9 million in 2013 and an increase in noncontrolling interests in consolidated joint ventures of $1.7 million for 2013 as compared to 2012.

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

Construction Projects:
In December 2011, the Company entered into a development agreement (the “Development Agreement”) with Ironstate Development LLC (“Ironstate”) for the development of residential towers with associated parking and ancillary retail space on land owned by the Company at its Harborside complex in Jersey City, New Jersey (the “Harborside Residential Project”).  The first phase of the project is expected to consist of a parking pedestal to support a high-rise tower of approximately 763 apartment units and is estimated to cost approximately $291 million, of which development costs of $9.0 million have been incurred through September 30, 2013.  The parties anticipate the first phase will be ready for occupancy by approximately the first quarter of 2016.  In October 2013, the first phase of the project was awarded $33 million in tax credits from New Jersey Economic Development Authority (NJEDA).

Pursuant to the Development Agreement, the Company and Ironstate shall co-develop the Harborside Residential Project with Ironstate responsible for obtaining all required development permits and approvals.  Major decisions with respect to the Harborside Residential Project will require the consent of the Company and Ironstate.  The Company and Ironstate will have 85 and 15 percent interests, respectively, in the Harborside Residential Project.  The Company will receive capital credit of $30 per approved developable square foot for its land, aggregating to approximately $20.3 million at September 30, 2013.  In addition to the capital credit it will receive for its land contribution, the Company currently expects that it will fund approximately $77 million of the development costs of the project.

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

In July 2012, the Company entered into a ground lease with Wegmans Food Markets, Inc. (“Wegmans”) at its undeveloped site located at Sylvan Way and Ridgedale Avenue in Hanover Township, New Jersey. Subject to receiving all necessary governmental approvals, Wegmans intends to construct a store of approximately 140,000 square feet on a finished pad to be delivered by the Company in the second quarter of 2014.  The Company expects to incur costs of approximately $15.7 million for the development of the site through the first quarter of 2015 (of which the Company has incurred $3.5 million through September 30, 2013).

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

Property Lock-Ups:
The Company may not dispose of or distribute certain of its properties, currently comprised of seven properties with an aggregate net book value of approximately $124.8 million, which were originally contributed by certain unrelated common unitholders of the Company, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Corporation’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Corporation’s Board of Directors; David S. Mack, director of the Corporation; Earle I. Mack, a former director of the Corporation; and Mitchell E. Hersh, president, chief executive officer and director of the Corporation), the Robert Martin Group (which includes Robert F. Weinberg, a former director of the Corporation; and Timothy M. Jones, former president of the Corporation), the Cali Group (which includes John R. Cali, a former director of the Corporation, and John J. Cali, a former director of the Corporation).  As of September 30, 2013, 121 of the Company’s properties, with an aggregate net book value of approximately $1.6 billion, have lapsed restrictions and are subject to these conditions.

Unencumbered Properties:
As of September 30, 2013, the Company had 216 unencumbered properties with a carrying value of $2.7 billion as of September 30, 2013, and which total 22.1 million square feet, representing 79.0 percent of the Company’s total portfolio on a square footage basis.

Cash Flows

Cash and cash equivalents increased by $249.8 million to $308.0 million at September 30, 2013, compared to $58.2 million at December 31, 2012.  This increase is comprised of the following net cash flow items:

(1)	$142.9 million provided by operating activities.

(2)	$72.8 million provided by investing activities, consisting primarily of the following:

(a)	$332.5 million received from proceeds from the sale of rental property; plus
(b)	$20.7 million received from distributions in excess of cumulative earnings from unconsolidated joint ventures; plus
(c)	$208,000 from repayment of notes receivable; plus
(d)	$126,000 decrease in restricted cash; minus
(e)	$149.2 million used for rental property acquisitions and related intangibles; minus
(f)	$67.2 million used for rental property additions and improvements; minus
(g)	$32.2 million used for investment in unconsolidated joint ventures; minus
(h)	$12.9 million used for the development of rental property; minus
(i)	$16.4 million used for the issuance of notes and mortgage receivables; minus
(j)	$2.7 million used for payment of contingent consideration.

(3)	$34.1 million provided by financing activities, consisting primarily of the following:

(a)	$289.0 million from borrowings from the revolving credit facility; plus
(b)	$268.9 from proceeds from senior unsecured notes; plus
(c)	$2.3 million from proceeds received from mortgages and loans payable; minus
(d)	$289.0 million used for repayment of borrowings under the Company’s unsecured credit facility; minus
(e)	$12.1 million used for repayment of mortgages, loans payable and other obligations; minus
(f)	$119.6 million used for payment of dividends and distributions; minus
(g)	$100.0 million used for repayment of senior unsecured notes; minus
(h)	$5.5 million used for payment of financing costs.

Debt Financing

Summary of Debt:
The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of September 30, 2013.

	Balance		Weighted Average		Weighted Average Maturity
	($000’s)	% of Total	Interest Rate (a)		in Years
Fixed Rate Unsecured Debt and
Other Obligations	$1,616,337	68.24%	4.95%		5.19
Fixed Rate Secured Debt	672,944	28.41%	7.57%		3.58
Variable Rate Secured Debt	79,400	3.35%	2.74%		1.18

Totals/Weighted Average:	$2,368,681	100.00%	5.62%	(b)	4.60

(a)	The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.18 percent as of September 30, 2013.
(b)	Excludes amortized deferred financing costs pertaining to the Company’s unsecured revolving credit facility which amounted to $0.8 million for the three months ended September 30, 2013.

Debt Maturities:
Scheduled principal payments and related weighted average annual effective interest rates for the Company’s debt as of September 30, 2013 are as follows:

	Scheduled	Principal		Weighted Avg.
	Amortization	Maturities	Total	Effective Interest Rate of
Period	($000’s)	($000’s)	($000’s)	Future Repayments (a)
October 1 to December 31, 2013	$2,760	$46,317	$49,077	4.30%
2014	10,086	329,531	339,617	6.85%
2015	8,551	193,045	201,596	4.66%
2016	8,389	269,272	277,661	7.14%
2017	6,423	391,151	397,574	4.12%
Thereafter	6,194	1,116,882	1,123,076	5.68%
Sub-total	42,403	2,346,198	2,388,601
Adjustment for unamortized debt
discount/premium and
mark-to-market, net, as of
September 30, 2013	(19,920)	-	(19,920)

Totals/Weighted Average	$22,483	$2,346,198	$2,368,681	5.62%

(a)	The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.18 percent as of September 30, 2013.

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

The terms of the Company’s senior unsecured notes (which totaled approximately $1.6 billion as of September 30, 2013) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

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

As of October 21, 2013, the Company had no outstanding borrowings under its unsecured revolving credit facility.

Money Market Loan:
The Company entered into an agreement with JPMorgan Chase Bank to participate in a noncommitted money market loan program (“Money Market Loan”).  The Money Market Loan is an unsecured borrowing of up to $75 million arranged by JPMorgan Chase Bank with maturities of 30 days or less.  The rate of interest on the Money Market Loan borrowing is set at the time of each borrowing.  As of September 30, 2013, the Company had no outstanding borrowings under its Money Market Loan program.

Mortgages, Loans Payable and Other Obligations:
The Company has mortgages, loans payable and other obligations which consist of various loans collateralized by certain of the Company’s rental properties.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

Debt Strategy:
The Company does not intend to reserve funds to retire the Company’s senior unsecured notes, borrowings under its unsecured revolving credit facility, or its mortgages, loans payable and other obligations upon maturity.  Instead, the Corporation or Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates.  If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility.  As of October 21, 2013, the Company had no outstanding borrowings under its unsecured revolving credit facility and under the Money Market Loan.  The Company is reviewing various refinancing options, including the purchase of its senior unsecured notes in privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt, common and preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed through 2013.  The Company currently anticipates that its available cash and cash equivalents, cash flows from operating activities and proceeds from the sale of office properties, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs in the short term.  However, if these sources of funds are insufficient or unavailable, due to current economic conditions or otherwise, the Corporation’s ability to make the expected distributions discussed in “REIT Restrictions” above may be adversely affected.

Equity Financing and Registration Statements

Common Equity:
The following table presents the changes in the Corporation’s issued and outstanding shares of Common Stock and the Company’s Common Units for the nine months ended September 30, 2013:

	Common	Common
	Stock	Units	Total
Outstanding at January 1, 2013	87,536,292	12,141,836	99,678,128
Common units redeemed for Common Stock	154,661	(154,661)	-
Shares issued under Dividend Reinvestment
and Stock Purchase Plan	7,349	-	7,349
Restricted shares issued, net of cancellations	323,505	-	323,505

Outstanding at September 30, 2013	88,021,807	11,987,175	100,008,982

Share Repurchase Program:
The Corporation has a share repurchase program which was renewed and authorized by its Board of Directors in September 2012 to purchase up to $150 million of the Corporation’s outstanding common stock (“Repurchase Program”), which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.  As of September 30, 2013, the Corporation has a remaining authorization under the Repurchase Program of $139 million.

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

Shelf Registration Statements:
The Corporation has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the Corporation, under which no securities have been sold as of October 21, 2013.

The Corporation and the Company also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the Corporation and debt securities of the Company, under which $825 million of securities have been sold as of October 21, 2013 and $1.7 billion remains available for future issuances.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt:
The debt of the Company’s unconsolidated joint ventures generally provide for recourse to the Company for customary matters such as intentional misuse of funds, environmental conditions and material misrepresentations. The Company has agreed to guaranty repayment of a portion of the debt of its unconsolidated joint ventures.  Such debt has a total facility amount of $311.1 million of which the Company has agreed to guarantee up to $89.4 million under certain conditions.  As of September 30, 2013, the outstanding balance of such debt totaled $83.9 million of which $40.2 million was guaranteed by the Company.  The Company has also posted a $4.6 million letter of credit in support of the Harborside South Pier joint venture, half of which is indemnified by Hyatt Corporation, the Company’s joint venture partner.

The Company’s off-balance sheet arrangements are further discussed in Note 4: Investments in Unconsolidated Joint Ventures to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt (principal and interest), PILOT agreements, ground lease and other agreements as of September 30, 2013:

			Payments Due by Period
		Less than 1	1 – 3	4 – 5	6 – 10	After 10
(dollars in thousands)	Total	Year	Years	Years	Years	Years
Senior unsecured notes	$2,023,325	$272,368	$466,819	$342,450	$941,688	$-
Mortgages, loans payable
and other obligations (a)	923,472	230,631	197,593	224,523	270,725	-
Payments in lieu of taxes
(PILOT)	38,040	4,407	13,222	8,815	11,596	-
Ground lease payments	17,515	363	1,034	475	1,163	14,480
Total	$3,002,352	$507,769	$678,668	$576,263	$1,225,172	$14,480

(a)    Interest payments assume LIBOR rate of 0.18 percent, which is the weighted average rate on its outstanding variable ratedebtat September 30, 2013.

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

As the Company considers its primary earnings measure, net income available to common unitholders, as defined by GAAP, to be the most comparable earnings measure to FFO, the following table presents a reconciliation of net income available to common unitholders to FFO, as calculated in accordance with NAREIT’s current definition, for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income available to common unitholders	$5,277	$16,261	$44,674	$57,110
Add (deduct): Real estate-related depreciation and amortization on
continuing operations (a)	48,685	44,412	144,834	133,482
Real estate-related depreciation and amortization
on discontinued operations	1,769	4,351	8,196	13,364
Impairments	48,700	-	72,551	-
Discontinued operations: Realized (gains) losses and
unrealized losses on disposition of rental property	(47,321)	(12)	(84,930)	(2,390)
Funds from operations	$57,110	$65,012	$185,325	$201,566

(a)
Includes the Company’s share from unconsolidated joint ventures of $4,145 and $974 for the three months ended September 30, 2013 and 2012, respectively, and $11,417 and $2,963 for the nine months ended September 30, 2013 and 2012, respectively.  Excludes non-real estate-related depreciation and amortization of $71 and $53 for the three months ended September 30, 2013 and 2012, respectively, and $222 and $201 for the nine months ended September 30, 2013 and 2012, respectively.

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

Approximately $2.3 billion of the Company’s long-term debt as of September 30, 2013 bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates.  The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.  The interest rates on the Company’s variable rate debt as of September 30, 2013 ranged from LIBOR plus 175 basis points to LIBOR plus 350 basis points.  If market rates of interest on the Company’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $0.8 million annually and the increase or decrease in the fair value of the Company’s fixed rate debt as of September 30, 2013 would be approximately $95 million.

September 30, 2013
Debt, including current portion	10/1/13 -									Fair
($s in thousands)	12/31/2013	2014	2015	2016	2017	Thereafter	Sub-total	Other (a)	Total	Value

Fixed Rate	$12,722	$339,617	$158,551	$277,661	$397,574	$1,123,076	$2,309,201	$(19,920)	$2,289,281	$2,382,597
Average Interest Rate	6.04%	6.85%	5.40%	7.14%	4.12%	5.69%			5.72%

Variable Rate	$36,355		43,045				$79,400	-	$79,400	$79,400

(a)      Adjustment for unamortized debt discount/premium and mark-to-market, net, as of September 30, 2013.

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

Item 1A.     Risk Factors

None.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(a)               COMMON STOCK
During the three months ended September 30, 2013, the Corporation issued 16,066 shares of common stock to holders of common units in the Company upon the redemption of such common units in private offerings pursuant to Section 4(2) of the Securities Act.  The holders of the common units were limited partners of the Company and accredited investors under Rule 501 of the Securities Act.  The common units were redeemed for an equal number of shares of common stock.  The Corporation has registered the resale of such shares under the Securities Act.

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

Mack-Cali Realty, L.P.
(Registrant)

	By:	Mack-Cali Realty Corporation
its General Partner

Date: October 23, 2013	By:	/s/ Mitchell E. Hersh
Mitchell E. Hersh
President and
Chief Executive Officer
(principal executive officer)

Date: October 23, 2013	By:	/s/ Barry Lefkowitz
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

3.3
Amendment No. 1 to the Amended and Restated Bylaws of Mack-Cali Realty Corporation dated March 4, 2003, (filed as Exhibit 3.3 to the Corporation's Form 10-Q dated March 31, 2003 and incorporated herein by reference).

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

10.22
Form of Restricted Share Award Agreement effective December 3, 2012 by and between Mack-Cali Realty Corporation and each of Mitchell E. Hersh, Barry Lefkowitz and Roger W. Thomas. (filed as Exhibit 10.1 to the Company's Form 8-K dated December 3, 2012 and incorporated herein by reference)

10.23
Form of Restricted Share Award Agreement effective December 3, 2012 by and between Mack-Cali Realty Corporation and each of William L. Mack, Alan S. Bernikow, Kenneth M. Duberstein, Nathan Gantcher, David S. Mack, Alan G. Philibosian, Dr. Irvin D. Reid, Vincent Tese and Roy J. Zuckerberg. (filed as Exhibit 10.2 to the Company's Form 8-K dated December 3, 2012 and incorporated herein by reference)

10.24
Amended and Restated Revolving Credit Agreement dated as of September 27, 2002, among Mack-Cali Realty, L.P. and JPMorgan Chase Bank, Fleet National Bank and Other Lenders Which May Become Parties Thereto with JPMorgan Chase Bank, as administrative agent, swing lender and fronting bank, Fleet National Bank and Commerzbank AG, New York and Grand Cayman branches as syndication agents, Bank of America, N.A. and Wells Fargo Bank, National Association, as documentation agents, and J.P. Morgan Securities Inc. and Fleet Securities, Inc, as arrangers (filed as Exhibit 10.1 to the Company's Form 8-K dated September 27, 2002 and incorporated herein by reference).

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

10.35
2000 Employee Stock Option Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-52478, and incorporated herein by reference), as amended by the First Amendment to the 2000 Employee Stock Option Plan (filed as Exhibit 10.17 to the Corporation’s Form 10-Q dated June 30, 2002 and incorporated herein by reference).

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

10.43
Indemnification Agreement by and between Mack-Cali Realty Corporation and John R. Cali dated October 22, 2002 (filed as Exhibit 10.105 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.44
Indemnification Agreement by and between Mack-Cali Realty Corporation and Kenneth M. Duberstein dated September 13, 2005 (filed as Exhibit 10.106 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.45
Indemnification Agreement by and between Mack-Cali Realty Corporation and Nathan Gantcher dated October 22, 2002 (filed as Exhibit 10.107 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.46
Indemnification Agreement by and between Mack-Cali Realty Corporation and David S. Mack dated December 11, 1997 (filed as Exhibit 10.108 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.47
Indemnification Agreement by and between Mack-Cali Realty Corporation and Alan G. Philibosian dated October 22, 2002 (filed as Exhibit 10.109 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.48
Indemnification Agreement by and between Mack-Cali Realty Corporation and Irvin D. Reid dated October 22, 2002 (filed as Exhibit 10.110 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.49
Indemnification Agreement by and between Mack-Cali Realty Corporation and Vincent Tese dated October 22, 2002 (filed as Exhibit 10.111 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.50
Indemnification Agreement by and between Mack-Cali Realty Corporation and Robert F. Weinberg dated October 22, 2002 (filed as Exhibit 10.112 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.51
Indemnification Agreement by and between Mack-Cali Realty Corporation and Roy J. Zuckerberg dated October 22, 2002 (filed as Exhibit 10.113 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.52
Indemnification Agreement by and between Mack-Cali Realty Corporation and Barry Lefkowitz dated October 22, 2002 (filed as Exhibit 10.114 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.53
Indemnification Agreement by and between Mack-Cali Realty Corporation and Michael Grossman dated October 22, 2002 (filed as Exhibit 10.115 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

Exhibit
Number	Exhibit Title

10.54
Indemnification Agreement by and between Mack-Cali Realty Corporation and Roger W. Thomas dated October 22, 2002 (filed as Exhibit 10.116 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.55
Indemnification Agreement by and between Mack-Cali Realty Corporation and Mark Yeager dated May 9, 2006 (filed as Exhibit 10.117 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.56
Indemnification Agreement dated October 22, 2002 by and between Mack-Cali Realty Corporation and John Crandall (filed as Exhibit 10.29 to the Company's Form 10-Q dated September 30, 2002 and incorporated herein by reference).

10.57
Second Amendment to Contribution and Exchange Agreement, dated as of June 27, 2000, between RMC Development Company, LLC f/k/a Robert Martin Company, LLC, Robert Martin Eastview North Company, L.P., the Company and the Corporation (filed as Exhibit 10.44 to the Company's Form 10-K dated December 31, 2002 and incorporated herein by reference).

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

10.60
First Amendment to Redevelopment Agreement by and between the New Jersey Sports and Exposition Authority and Meadowlands Mills/Mack-Cali Limited Partnership dated October 5, 2004 (filed as Exhibit 10.54 to the Corporation's Form 10-Q dated September 30, 2004 and incorporated herein by reference).

10.61
Letter Agreement by and between Mack-Cali Realty Corporation and The Mills Corporation dated October 5, 2004 (filed as Exhibit 10.55 to the Corporation's Form 10-Q dated September 30, 2004 and incorporated herein by reference).

10.62
First Amendment to Limited Partnership Agreement of Meadowlands Mills/Mack-Cali Limited Partnership by and between Meadowlands Mills Limited Partnership, Mack-Cali Meadowlands Entertainment L.L.C. and Mack-Cali Meadowlands Special L.L.C. dated as of June 30, 2005 (filed as Exhibit 10.66 to the Corporation's Form 10-Q dated June 30, 2005 and incorporated herein by reference).

Exhibit
Number	Exhibit Title

10.63
Mack-Cali Rights, Obligations and Option Agreement by and between Meadowlands Developer Limited Partnership, Meadowlands Limited Partnership, Meadowlands Developer Holding Corp., Meadowlands Mack-Cali GP, L.L.C., Mack-Cali Meadowlands Special, L.L.C., Baseball Meadowlands Mills/Mack-Cali Limited Partnership, A-B Office Meadowlands Mack-Cali Limited Partnership, C-D Office Meadowlands Mack-Cali Limited Partnership, Hotel Meadowlands Mack-Cali Limited Partnership and ERC Meadowlands Mills/Mack-Cali Limited Partnership dated November 22, 2006 (filed as Exhibit 10.92 to the Company's Form 10-K dated December 31, 2006 and incorporated herein by reference).

10.64
Redemption Agreement by and among Meadowlands Developer Limited Partnership, Meadowlands Developer Holding Corp., Mack-Cali Meadowlands entertainment L.L.C., Mack-Cali Meadowlands Special L.L.C., and Meadowlands Limited Partnership dated November 22, 2006 (filed as Exhibit 10.93 to the Company's Form 10-K dated December 31, 2006 and incorporated herein by reference).

10.65
Contribution and Exchange Agreement by and between Mack-Cali Realty, L.P. and Tenth Springhill Lake Associates L.L.L.P., Eleventh Springhill Lake Associates L.L.L.P., Twelfth Springhill Lake Associates L.L.L.P., Fourteenth Springhill Lake Associates L.L.L.P., each a Maryland limited liability limited partnership, Greenbelt Associates, a Maryland general partnership, and Sixteenth Springhill Lake Associates L.L.L.P., a Maryland limited liability limited partnership, and certain other natural persons, dated as of November 21, 2005 (filed as Exhibit 10.69 to the Company's Form 10-K dated December 31, 2005 and incorporated herein by reference).

10.66
Membership Interest Purchase and Contribution Agreement by and among Mr. Stanley C. Gale, SCG Holding Corp., Mack-Cali Realty Acquisition Corp. and Mack-Cali Realty, L.P. dated as of March 7, 2006 (filed as Exhibit 10.1 to the Company's Form 8-K dated March 7, 2006 and incorporated herein by reference).

10.67
Amendment No. 1 to Membership Interest Purchase and Contribution Agreement dated as of March 31, 2006 (filed as Exhibit 10.1 to the Company's Form 8-K dated March 28, 2006 and incorporated herein by reference).

10.68
Amendment No. 2 to Membership Interest Purchase and Contribution Agreement dated as of May 9, 2006 (filed as Exhibit 10.1 to the Company's Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.69
Amendment No. 8 to Membership Interest Purchase and Contribution Agreement by and among Mr. Stanley C. Gale, SCG Holding Corp., Mack-Cali Realty Acquisition Corp. and Mack-Cali Realty, L.P. dated as of May 23, 2007 (filed as Exhibit 10.1 to the Company's Form 8-K dated May 23, 2007 and incorporated herein by reference).

Exhibit
Number	Exhibit Title

10.70
Contribution and Sale Agreement by and among Gale SLG NJ LLC, a Delaware limited liability company, Gale SLG NJ MEZZ LLC, a Delaware limited liability company, and Gale SLG RIDGEFIELD MEZZ LLC, a Delaware limited liability company and Mack-Cali Ventures L.L.C. dated as of March 7, 2006 (filed as Exhibit 10.2 to the Company's Form 8-K dated March 7, 2006 and incorporated herein by reference).

10.71
First Amendment to Contribution and Sale Agreement by and among GALE SLG NJ LLC, a Delaware limited liability company, GALE SLG NJ MEZZ LLC, a Delaware limited liability company, and GALE SLG RIDGEFIELD MEZZ LLC, a Delaware limited liability company, and Mack-Cali Ventures L.L.C., a Delaware limited liability company, dated as of May 9, 2006 (filed as Exhibit 10.4 to the Company's Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.72
Non-Portfolio Property Interest Contribution Agreement by and among Mr. Stanley C. Gale, Mr. Mark Yeager, GCF II Investor LLC, The Gale Investments Company, LLC, Gale & Wentworth Vreeland, LLC, Gale Urban Solutions LLC, MSGW-ONE Campus Investors, LLC, Mack-Cali Realty Acquisition Corp. and Mack-Cali Realty, L.P. dated as of May 9, 2006 (filed as Exhibit 10.2 to the Company's Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.73
Loan Agreement by and among the entities set forth on Exhibit A, collectively, as Borrowers, and Gramercy Warehouse Funding I LLC, as Lender, dated May 9, 2006 (filed as Exhibit 10.5 to the Company's Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.74
Promissory Note of One Grande SPE LLC, 1280 Wall SPE LLC, 10 Sylvan SPE LLC, 5 Independence SPE LLC, 1 Independence SPE LLC, and 3 Becker SPE LLC, as Borrowers, in favor of Gramercy Warehouse Funding I, LLC, as Lender, in the principal amount of $90,286,551 dated May 9, 2006 (filed as Exhibit 10.6 to the Company's Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.75
Mortgage, Security Agreement and Fixture Filing by and between 4 Becker SPE LLC, as Borrower, and Wachovia Bank, National Association, as Lender, dated May 9, 2006 (filed as Exhibit 10.7 to the Company's Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.76
Promissory Note of 4 Becker SPE LLC, as Borrower, in favor of Wachovia Bank, National Association, as Lender, in the principal amount of $43,000,000 dated May 9, 2006 (filed as Exhibit 10.8 to the Company's Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.77
Mortgage, Security Agreement and Fixture Filing by and between 210 Clay SPE LLC, as Borrower, and Wachovia Bank, National Association, as Lender, dated May 9, 2006 (filed as Exhibit 10.9 to the Company's Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.78
Promissory Note of 210 Clay SPE LLC, as Borrower, in favor of Wachovia Bank, National Association, as Lender, in the principal amount of $16,000,000 dated May 9, 2006 (filed as Exhibit 10.10 to the Company's Form 8-K dated May 9, 2006 and incorporated herein by reference).

Exhibit
Number	Exhibit Title

10.79
Mortgage, Security Agreement and Fixture Filing by and between 5 Becker SPE LLC, as Borrower, and Wachovia Bank, National Association, as Lender, dated May 9, 2006 (filed as Exhibit 10.11 to the Company's Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.80
Promissory Note of 5 Becker SPE LLC, as Borrower, in favor of Wachovia Bank, National Association, as Lender, in the principal amount of $15,500,000 dated May 9, 2006 (filed as Exhibit 10.12 to the Company's Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.81
Mortgage, Security Agreement and Fixture Filing by and between 51 CHUBB SPE LLC, as Borrower, and Wachovia Bank, National Association, as Lender, dated May 9, 2006 (filed as Exhibit 10.13 to the Company's Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.82
Promissory Note of 51 CHUBB SPE LLC, as Borrower, in favor of Wachovia Bank, National Association, as Lender, in the principal amount of $4,500,000 dated May 9, 2006 (filed as Exhibit 10.14 to the Company's Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.83
Agreement of Sale and Purchase dated August 9, 2006 by and between Mack-Cali Realty, L.P. and Westcore Properties AC, LLC (filed as Exhibit 10.91 to the Company's Form 10-Q dated September 30, 2006 and incorporated herein by reference).

10.84
First Amendment to Agreement of Sale and Purchase dated September 6, 2006 by and between Mack-Cali Realty, L.P. and Westcore Properties AC, LLC (filed as Exhibit 10.92 to the Company's Form 10-Q dated September 30, 2006 and incorporated herein by reference).

10.85
Second Amendment to Agreement of Sale and Purchase dated September 15, 2006 by and between Mack-Cali Realty, L.P. and Westcore Properties AC, LLC (filed as Exhibit 10.93 to the Company's Form 10-Q dated September 30, 2006 and incorporated herein by reference).

10.86
Agreement of Sale and Purchase dated September 25, 2006 by and between Phelan Realty Associates L.P., 795 Folsom Realty Associates L.P. and Westcore Properties AC, LLC (filed as Exhibit 10.94 to the Company's Form 10-Q dated September 30, 2006 and incorporated herein by reference).

10.87
Membership Interest Purchase and Contribution Agreement dated as of December 28, 2006, by and among NKFGMS Owners, LLC, The Gale Construction Services Company, L.L.C., NKFFM Limited Liability Company, Scott Panzer, Ian Marlow, Newmark & Company Real Estate, Inc. d/b/a Newmark Knight Frank, and Mack-Cali Realty, L.P (filed as Exhibit 10.117 to the Company's Form 10-K dated December 31, 2006 and incorporated herein by reference).

10.88	Operating Agreement of NKFGMS Owners, LLC (filed as Exhibit 10.118 to the Company's Form 10-K dated December 31, 2006 and incorporated herein by reference).

Exhibit
Number	Exhibit Title

10.89
Loans, Sale and Services Agreement dated December 28, 2006 by and between Newmark & Company Real Estate, Inc. d/b/a Newmark Knight Frank, Mack-Cali Realty, L.P., and Newmark Knight Frank Global Management Services, LLC (filed as Exhibit 10.119 to the Company's Form 10-K dated December 31, 2006 and incorporated herein by reference).

10.90
Term Loan Agreement among Mack-Cali Realty, L.P. and JPMorgan Chase Bank, N.A. as Administrative Agent, J.P. Morgan Securities Inc. as Arranger, and other lender which may become parties to this Agreement dated November 29, 2006 (filed as Exhibit 10.120 to the Company's Form 10-K dated December 31, 2006 and incorporated herein by reference).

10.91
Agreement of Purchase and Sale among SLG Broad Street A LLC and SLG Broad Street C LLC, as Sellers, and M-C Broad 125 A L.L.C. and M-C Broad 125 C L.L.C., as Purchasers, dated as of March 15, 2007 (filed as Exhibit 10.121 to the Company's Form 10-Q dated March 31, 2007 and incorporated herein by reference).

10.92
Agreement of Purchase and Sale among 500 West Putnam L.L.C., as Seller, and SLG 500 West Putnam LLC, as Purchaser, dated as of March 15, 2007 (filed as Exhibit 10.122 to the Company's Form 10-Q dated March 31, 2007 and incorporated herein by reference).

10.93
Letter Agreement by and between Mack-Cali Realty, L.P., Mack-Cali Realty Acquisition Corp., Mack-Cali Belmar Realty, LLC, M-C Belmar, LLC, Mr. Stanley C. Gale, SCG Holding Corp., Mr. Mark Yeager, GCF II Investor LLC, The Gale Investments Company, LLC, Gale & Wentworth Vreeland, LLC, Gale Urban Solutions LLC, MSGW-ONE Campus Investors, LLC and Gale/Yeager Investments LLC dated October 31, 2007 (filed as Exhibit 10.128 to the Company's Form 10-Q dated September 30, 2007 and incorporated herein by reference).

10.94
Mortgage and Security Agreement and Financing Statement dated October 28, 2008 between M-C Plaza V L.L.C., Cal-Harbor V Urban Renewal Associates, L.P., Cal-Harbor V Leasing Associates L.L.C., as Mortgagors and The Northwestern Mutual Life Insurance Company and New York Life Insurance Company as Mortgagees (filed as Exhibit 10.131 to the Company's Form 10-Q dated September 30, 2008 and incorporated herein by reference).

10.95
Promissory Note of M-C Plaza V L.L.C., Cal-Harbor V Urban Renewal Associates, L.P., Cal-Harbor V Leasing Associates L.L.C., as Borrowers, in favor of The Northwestern Mutual Life Insurance Company, as Lender, in the principal amount of $120,000,000, dated October 28, 2008. (filed as Exhibit 10.132 to the Company's Form 10-Q dated September 30, 2008 and incorporated herein by reference).

10.96
Promissory Note of M-C Plaza V L.L.C., Cal-Harbor V Urban Renewal Associates, L.P., Cal-Harbor V Leasing Associates L.L.C., as Borrowers, in favor of New York Life Insurance Company, as Lender, in the principal amount of $120,000,000, dated October 28, 2008 (filed as Exhibit 10.133 to the Company's Form 10-Q dated September 30, 2008 and incorporated herein by reference).

Exhibit
Number	Exhibit Title

10.97
Guarantee of Recourse Obligations of Mack-Cali Realty, L.P. in favor of The Northwestern Mutual Life Insurance Company and New York Life Insurance Company dated October 28, 2008 (filed as Exhibit 10.134 to the Company's Form 10-Q dated September 30, 2008 and incorporated herein by reference).

10.98
Amended and Restated Loan Agreement by and among One Grande SPE LLC, 1280 Wall SPE LLC, 10 Sylvan SPE LLC, 5 Independence SPE LLC, 1 Independence SPE LLC, and 3 Becker SPE LLC, collectively, as Borrowers and Gramercy Warehouse Funding I LLC, as Lender, dated April 29, 2009 (filed as Exhibit 10.144 to the Company's Form 10-Q dated March 31, 2009 and incorporated herein by reference).

10.99
Amended and Restated Promissory Note of One Grande SPE LLC, 1280 Wall SPE LLC, 10 Sylvan SPE LLC, 5 Independence SPE LLC, 1 Independence SPE LLC, and 3 Becker SPE LLC, as Borrowers, in favor of Gramercy Warehouse Funding I, LLC, as Lender, dated April 29, 2009 (filed as Exhibit 10.145 to the Company's Form 10-Q dated March 31, 2009 and incorporated herein by reference).

10.100
Limited Liability Company Membership Interest Purchase and Sale Agreement dated April 29, 2009 by and among Gale SLG NJ LLC, Mack-Cali Ventures L.L.C., SLG Gale 55 Corporation LLC and 55 Corporate Partners L.L.C.  (filed as Exhibit 10.146 to the Company's Form 10-Q dated March 31, 2009 and incorporated herein by reference).

10.101
Amended and Restated Master Loan Agreement dated as of January 15, 2010 among Mack-Cali Realty, L.P., and Affiliates of Mack-Cali Realty Corporation and Mack-Cali Realty, L.P., as Borrowers, Mack-Cali Realty Corporation and Mack-Cali Realty L.P., as Guarantors and The Prudential Insurance Company of America and VPCM, LLC, as Lenders (filed as Exhibit 10.1 to the Company's Form 8-K dated January 15, 2010 and incorporated herein by reference).

10.102
Partial Recourse Guaranty of Mack-Cali Realty, L.P. dated as of January 15, 2010 to The Prudential Insurance Company of America and VPCM, LLC (filed as Exhibit 10.2 to the Company's Form 8-K dated January 15, 2010 and incorporated herein by reference).

10.103
Amended, Restated and Consolidated Mortgage and Security Agreement and Financing Statement dated as of January 15, 2010 by Mack-Cali Realty, L.P., as Borrower, to The Prudential Insurance Company of America and VPCM, LLC, as Mortgagees with respect to Mack-Cali Centre I in Bergen County, New Jersey (filed as Exhibit 10.165 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

Exhibit
Number	Exhibit Title

10.104
Amended, Restated and Consolidated Mortgage and Security Agreement and Financing Statement dated as of January 15, 2010 by Mack-Cali Realty, L.P., as Borrower, to The Prudential Insurance Company of America and VPCM, LLC, as Mortgagees with respect to Mack-Cali Centre II in Bergen County, New Jersey (filed as Exhibit 10.166 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.105
Amended, Restated and Consolidated Mortgage and Security Agreement and Financing Statement dated as of January 15, 2010 by Mack-Cali Realty, L.P., as Borrower, to The Prudential Insurance Company of America and VPCM, LLC, as Mortgagees with respect to Mack-Cali Centre III in Bergen County, New Jersey (filed as Exhibit 10.167 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.106
Amended, Restated and Consolidated Mortgage and Security Agreement and Financing Statement dated as of January 15, 2010 by Mack-Cali Realty, L.P., as Borrower, to The Prudential Insurance Company of America and VPCM, LLC, as Mortgagees with respect to Mack-Cali Centre IV in Bergen County, New Jersey filed as Exhibit 10.168 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.107
Amended, Restated and Consolidated Mortgage and Security Agreement and Financing Statement dated as of January 15, 2010 by Mack-Cali F Properties, L.P., as Borrower, to The Prudential Insurance Company of America and VPCM, LLC, as Mortgagees with respect to Mack-Cali Centre VII in Bergen County, New Jersey (filed as Exhibit 10.169 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.108
Amended, Restated and Consolidated Mortgage and Security Agreement and Financing Statement dated as of January 15, 2010 by Mack-Cali Chestnut Ridge, L.L.C., as Borrower, to The Prudential Insurance Company of America and VPCM, LLC, as Mortgagees with respect to Mack-Cali Corp. Center in Bergen County, New Jersey (filed as Exhibit 10.170 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.109
Amended, Restated and Consolidated Mortgage and Security Agreement and Financing Statement dated as of January 15, 2010 by Mack-Cali Realty, L.P., as Borrower, to The Prudential Insurance Company of America and VPCM, LLC, as Mortgagees with respect to Mack-Cali Saddle River in Bergen County, New Jersey (filed as Exhibit 10.171 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.110
Amended, Restated and Consolidated Promissory Note dated January 15, 2010 of Mack-Cali Realty, L.P. in favor of The Prudential Insurance Company of America with respect to Mack-Cali Centre I in Bergen County, New Jersey  (filed as Exhibit 10.172 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.111
Amended, Restated and Consolidated Promissory Note dated January 15, 2010 of Mack-Cali Realty, L.P. in favor of VPCM, LLC with respect to Mack-Cali Centre I in Bergen County, New Jersey (filed as Exhibit 10.173 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

Exhibit
Number	Exhibit Title

10.112
Amended, Restated and Consolidated Promissory Note dated January 15, 2010 of Mack-Cali Realty, L.P. in favor of The Prudential Insurance Company of America with respect to Mack-Cali Centre II in Bergen County, New Jersey (filed as Exhibit 10.174 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.113
Amended, Restated and Consolidated Promissory Note dated January 15, 2010 of Mack-Cali Realty, L.P. in favor of VPCM, LLC with respect to Mack-Cali Centre II in Bergen County, New Jersey (filed as Exhibit 10.175 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.114
Amended, Restated and Consolidated Promissory Note dated January 15, 2010 of Mack-Cali Realty, L.P. in favor of The Prudential Insurance Company of America with respect to Mack-Cali Centre III in Bergen County, New Jersey (filed as Exhibit 10.176 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.115
Amended, Restated and Consolidated Promissory Note dated January 15, 2010 of Mack-Cali Realty, L.P. in favor of VPCM, LLC with respect to Mack-Cali Centre III in Bergen County, New Jersey (filed as Exhibit 10.177 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.116
Amended, Restated and Consolidated Promissory Note dated January 15, 2010 of Mack-Cali Realty, L.P. in favor of The Prudential Insurance Company of America with respect to Mack-Cali Centre IV in Bergen County, New Jersey (filed as Exhibit 10.178 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.117
Amended, Restated and Consolidated Promissory Note dated January 15, 2010 of Mack-Cali Realty, L.P. in favor of VPCM, LLC with respect to Mack-Cali Centre IV in Bergen County, New Jersey (filed as Exhibit 10.179 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.118
Amended, Restated and Consolidated Promissory Note dated January 15, 2010 of Mack-Cali F Properties, L.P. in favor of The Prudential Insurance Company of America with respect to Mack-Cali Centre VII in Bergen County, New Jersey  (filed as Exhibit 10.180 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.119
Amended, Restated and Consolidated Promissory Note dated January 15, 2010 of Mack-Cali F Properties, L.P. in favor of VPCM, LLC with respect to Mack-Cali Centre VII in Bergen County, New Jersey (filed as Exhibit 10.181 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.120
Amended, Restated and Consolidated Promissory Note dated January 15, 2010 of Mack-Cali Chestnut Ridge, L.L.C. in favor of The Prudential Insurance Company of America with respect to Mack-Cali Corp. Center in Bergen County, New Jersey  (filed as Exhibit 10.182 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.121
Amended, Restated and Consolidated Promissory Note dated January 15, 2010 of Mack-Cali Chestnut Ridge, L.L.C. in favor of VPCM, LLC with respect to Mack-Cali Corp. Center in Bergen County, New Jersey (filed as Exhibit 10.183 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

Exhibit
Number	Exhibit Title

10.122
Amended, Restated and Consolidated Promissory Note dated January 15, 2010 of Mack-Cali Realty, L.P. in favor of The Prudential Insurance Company of America with respect to Mack-Cali Saddle River in Bergen County, New Jersey (filed as Exhibit 10.184 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.123
Amended, Restated and Consolidated Promissory Note dated January 15, 2010 of Mack-Cali Realty, L.P. in favor of VPCM, LLC with respect to Mack-Cali Saddle River in Bergen County, New Jersey (filed as Exhibit 10.185 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.124
Recourse Liabilities Guaranty dated January 15, 2010 of Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. to The Prudential Insurance Company of America and VPCM, LLC with respect to certain liabilities of Mack-Cali Realty, L.P. with respect to Mack-Cali Centre I in Bergen County, New Jersey (filed as Exhibit 10.186 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.125
Recourse Liabilities Guaranty dated January 15, 2010 of Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. to The Prudential Insurance Company of America and VPCM, LLC with respect to certain liabilities of Mack-Cali Realty, L.P. with respect to Mack-Cali Centre II in Bergen County, New Jersey (filed as Exhibit 10.187 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.126
Recourse Liabilities Guaranty dated January 15, 2010 of Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. to The Prudential Insurance Company of America and VPCM, LLC with respect to certain liabilities of Mack-Cali Realty, L.P. with respect to Mack-Cali Centre III in Bergen County, New Jersey (filed as Exhibit 10.188 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.127
Recourse Liabilities Guaranty dated January 15, 2010 of Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. to The Prudential Insurance Company of America and VPCM, LLC with respect to certain liabilities of Mack-Cali Realty, L.P. with respect to Mack-Cali Centre IV in Bergen County, New Jersey (filed as Exhibit 10.189 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.128
Recourse Liabilities Guaranty dated January 15, 2010 of Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. to The Prudential Insurance Company of America and VPCM, LLC with respect to certain liabilities of Mack-Cali F Properties, L.P. with respect to Mack-Cali Centre VII in Bergen County, New Jersey (filed as Exhibit 10.190 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.129
Recourse Liabilities Guaranty dated January 15, 2010 of Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. to The Prudential Insurance Company of America and VPCM, LLC with respect to certain liabilities of Mack-Cali Chestnut Ridge, L.L.C. with respect to Mack-Cali Corp. Center in Bergen County, New Jersey (filed as Exhibit 10.191 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.130
Recourse Liabilities Guaranty dated January 15, 2010 of Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. to The Prudential Insurance Company of America and VPCM, LLC with respect to certain liabilities of Mack-Cali Realty, L.P. with respect to Mack-Cali Saddle River in Bergen County, New Jersey (filed as Exhibit 10.192 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

Exhibit
Number	Exhibit Title

10.131
Amended and Restated Irrevocable Cross Collateral Guaranty of Payment and Performance dated January 15, 2010 of Mack-Cali Realty, L.P. to The Prudential Insurance Company of America and VPCM, LLC with respect to Mack-Cali Centre I in Bergen County, New Jersey (filed as Exhibit 10.193 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.132
Amended and Restated Irrevocable Cross Collateral Guaranty of Payment and Performance dated January 15, 2010 of Mack-Cali Realty, L.P. to The Prudential Insurance Company of America and VPCM, LLC with respect to Mack-Cali Centre II in Bergen County, New Jersey (filed as Exhibit 10.194 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.133
Amended and Restated Irrevocable Cross Collateral Guaranty of Payment and Performance dated January 15, 2010 of Mack-Cali Realty, L.P. to The Prudential Insurance Company of America and VPCM, LLC with respect to Mack-Cali Centre III in Bergen County, New Jersey (filed as Exhibit 10.195 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.134
Amended and Restated Irrevocable Cross Collateral Guaranty of Payment and Performance dated January 15, 2010 of Mack-Cali Realty, L.P. to The Prudential Insurance Company of America and VPCM, LLC with respect to Mack-Cali Centre IV in Bergen County, New Jersey (filed as Exhibit 10.196 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.135
Amended and Restated Irrevocable Cross Collateral Guaranty of Payment and Performance dated January 15, 2010 of Mack-Cali F Properties, L.P. to The Prudential Insurance Company of America and VPCM, LLC with respect to Mack-Cali Centre VII in Bergen County, New Jersey (filed as Exhibit 10.197 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.136
Amended and Restated Irrevocable Cross Collateral Guaranty of Payment and Performance dated January 15, 2010 of Mack-Cali Chestnut Ridge, L.L.C. to The Prudential Insurance Company of America and VPCM, LLC with respect to Mack-Cali Corp. Center in Bergen County, New Jersey (filed as Exhibit 10.198 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.137
Amended and Restated Irrevocable Cross Collateral Guaranty of Payment and Performance dated January 15, 2010 of Mack-Cali Realty, L.P. to The Prudential Insurance Company of America and VPCM, LLC with respect to Mack-Cali Saddle River in Bergen County, New Jersey (filed as Exhibit 10.199 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.138
Development Agreement dated December 5, 2011 by and between M-C Plaza VI & VII L.L.C. and Ironstate Development LLC (filed as Exhibit 10.1 to the Company's Form 8-K dated December 5, 2011 and incorporated herein by reference).

10.139	Form of Amended and Restated Limited Liability Company Agreement (filed as Exhibit 10.2 to the Company's Form 8-K dated December 5, 2011 and incorporated herein by reference).

Exhibit
Number	Exhibit Title

10.140
Third Amended and Restated Revolving Credit Agreement among Mack-Cali Realty, L.P., as borrower, and JPMorgan Chase Bank, N.A., as the administrative agent, the other agents listed therein and the lending institutions party thereto and referred to therein dated as of October 21, 2011 (filed as Exhibit 10.134 to the Company's Form 10-Q dated September 30, 2011 and incorporated herein by reference).

10.141
Fourth Amended and Restated Revolving Credit Agreement dated as of July 16, 2013 among Mack Cali Realty, L.P., as borrower, Mack-Cali Realty Corporation, as guarantor, and JPMorgan Chase Bank, N.A., as administrative agent and the several Lenders party thereto, as lenders (filed as Exhibit 10.1 to the Company's Form 8-K dated July 16, 2013 and incorporated herein by reference).

10.142
Multi-Year Restricted Stock Agreement, dated as of September 12, 2012, between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.1 to the Company's Form 8-K dated September 12, 2012 and incorporated herein by reference).

10.143
Multi-Year Restricted Stock Agreement, dated as of September 12, 2012, between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.2 to the Company's Form 8-K dated September 12, 2012 and incorporated herein by reference).

10.144
Multi-Year Restricted Stock Agreement, dated as of September 12, 2012, between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.3 to the Company's Form 8-K dated September 12, 2012 and incorporated herein by reference).

10.145
Amended and Restated TSR-Based Performance Agreement, dated as of September 12, 2012, between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.1 to the Company's Form 8-K dated June 12, 2013 and incorporated herein by reference).

10.146
Amended and Restated TSR-Based Performance Agreement, dated as of September 12, 2012, between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.2 to the Company's Form 8-K dated June 12, 2013 and incorporated herein by reference).

10.147
Amended and Restated TSR-Based Performance Agreement, dated as of September 12, 2012, between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.3 to the Company's Form 8-K dated June 12, 2013 and incorporated herein by reference).

10.148
Deferred Retirement Compensation Agreement, dated as of September 12, 2012, between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.7 to the Company's Form 8-K dated September 12, 2012 and incorporated herein by reference).

10.149
Deferred Retirement Compensation Agreement, dated as of September 12, 2012, between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.8 to the Company's Form 8-K dated September 12, 2012 and incorporated herein by reference).

10.150
Deferred Retirement Compensation Agreement, dated as of September 12, 2012, between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.9 to the Company's Form 8-K dated September 12, 2012 and incorporated herein by reference).

10.151
Membership Interest and Asset Purchase Agreement, dated as of October 8, 2012 (the "Purchase Agreement"), by and among Mack-Cali Realty, L.P., Mack-Cali Realty Corporation, Mack-Cali Realty Acquisition Corp., Roseland Partners, L.L.C., and, for the limited purposes stated in the Purchase Agreement, each of Marshall B. Tycher, Bradford R. Klatt and Carl Goldberg (filed as Exhibit 10.1 to the Company's Form 8-K dated October 8, 2012 and incorporated herein by reference).

Exhibit
Number	Exhibit Title

10.152
Purchase and Sale Agreement, dated as of January 17, 2013 by and between Overlook Ridge Phase I, L.L.C., Overlook Ridge Phase IB, L.L.C. and Mack-Cali Realty Acquisition Corp. (filed as Exhibit 10.1 to the Company's Form 8-K dated January 17, 2012 and incorporated herein by reference)

10.153	Mack-Cali Realty Corporation 2013 Incentive Stock Plan (filed as Exhibit 10.1 to the Company's Form S-8 dated May 21, 2013, Registration No. 333-188729, and incorporated herein by reference).

10.154
Agreement of Sale and Purchase dated as of July 15, 2013 by and between Mack-Cali Pennsylvania Realty Associates, L.P., as seller, and Westlakes KPG III, LLC and Westlakes Land KPG III, LLC, as purchasers (filed as Exhibit 10.1 to the Company's Form 8-K dated July 18, 2013 and incorporated herein by reference).

10.155
Agreement of Sale and Purchase dated as of July 15, 2013 by and between M-C Rosetree Associates, L.P., as seller, and Rosetree KPG III, LLC and Rosetree Land KPG III, LLC, as purchasers (filed as Exhibit 10.2 to the Company's Form 8-K dated July 18, 2013 and incorporated herein by reference).

10.156
Agreement of Sale and Purchase dated as of July 15, 2013 by and between Mack-Cali-R Company No. 1 L.P., as seller, and Plymouth Meeting KPG III, LLC, as purchaser (filed as Exhibit 10.3 to the Company's Form 8-K dated July 18, 2013 and incorporated herein by reference).

10.157
Agreement of Sale and Purchase dated as of July 15, 2013 by and between Stevens Airport Realty Associates L.P., as seller, and Airport Land KPG III, LLC, as purchaser (filed as Exhibit 10.4 to the Company's Form 8-K dated July 18, 2013 and incorporated herein by reference).

10.158
Agreement of Sale and Purchase dated as of July 15, 2013 by and between Mack-Cali Airport Realty Associates L.P., as seller, and 100 Airport KPG III, LLC, 200 Airport KPG III, LLC and 300 Airport KPG III, LLC, as purchasers (filed as Exhibit 10.5 to the Company's Form 8-K dated July 18, 2013 and incorporated herein by reference).

10.159
Agreement of Sale and Purchase dated as of July 15, 2013 by and between Mack-Cali Property Trust, as seller, and 1000 Madison KPG III, LLC, as purchaser (filed as Exhibit 10.6 to the Company's Form 8-K dated July 18, 2013 and incorporated herein by reference).

10.160
Agreement of Sale and Purchase dated as of July 15, 2013 by and between Monument 150 Realty L.L.C., as seller, and Monument KPG III, LLC, as purchaser (filed as Exhibit 10.7 to the Company's Form 8-K dated July 18, 2013 and incorporated herein by reference).

10.161
Agreement of Sale and Purchase dated as of July 15, 2013 by and between 4 Sentry Realty L.L.C. and Five Sentry Realty Associates L.P., as sellers, and Four Sentry KPG, LLC and Five Sentry KPG III, LLC, as purchasers (filed as Exhibit 10.8 to the Company's Form 8-K dated July 18, 2013 and incorporated herein by reference).

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

101.1*
The following financial statements from Mack-Cali Realty, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statement of Changes in Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

* filed herewith