Form 10-Q
period 2014-09-30
MACK CALI REALTY L P
filed 2014-10-23
CIK 1067063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

		MACK-CALI REALTY, L.P.

		FORM 10-Q

		INDEX

Part I	Financial Information		Page

	Item 1.	Financial Statements (unaudited):	3

		Consolidated Balance Sheets as of September 30, 2014	4
		and December 31, 2013

		Consolidated Statements of Operations for the three and nine months	5
		ended September 30, 2014 and 2013

		Consolidated Statement of Changes in Equity for the nine months	6
		ended September 30, 2014

		Consolidated Statements of Cash Flows for the nine months	7
		ended September 30, 2014 and 2013

		Notes to Consolidated Financial Statements	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition	39
		and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	60

	Item 4.	Controls and Procedures	61

Part II	Other Information

	Item 1.	Legal Proceedings	62

	Item 1A.	Risk Factors	62

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	62

	Item 3.	Defaults Upon Senior Securities	62

	Item 4.	Mine Safety Disclosures	62

	Item 5.	Other Information	62

	Item 6.	Exhibits	62

Signatures			63

Exhibit Index			64

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

The results of operations for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts) (unaudited)

	September 30,	December 31,
ASSETS	2014	2013
Rental property
Land and leasehold interests	$746,066	$750,658
Buildings and improvements	3,731,700	3,915,800
Tenant improvements	421,291	456,003
Furniture, fixtures and equipment	10,670	7,472
	4,909,727	5,129,933
Less – accumulated depreciation and amortization	(1,379,911)	(1,400,988)
Net investment in rental property	3,529,816	3,728,945
Cash and cash equivalents	105,528	221,706
Investments in unconsolidated joint ventures	239,767	181,129
Unbilled rents receivable, net	124,278	136,304
Deferred charges, goodwill and other assets	320,396	218,519
Restricted cash	26,571	19,794
Accounts receivable, net of allowance for doubtful accounts
of $1,408 and $2,832	10,841	8,931

Total assets	$4,357,197	$4,515,328

LIABILITIES AND EQUITY
Senior unsecured notes	$1,417,439	$1,616,575
Mortgages, loans payable and other obligations	821,202	746,191
Distributions payable	15,188	29,938
Accounts payable, accrued expenses and other liabilities	126,580	121,286
Rents received in advance and security deposits	47,792	53,730
Accrued interest payable	24,713	29,153
Total liabilities	2,452,914	2,596,873
Commitments and contingencies

Partners’ Capital:
General Partner, 89,055,220 and 88,247,591 common units outstanding	1,587,448	1,585,100
Limited partners, 11,092,044 and 11,864,775 common units outstanding	261,822	278,072
Total Mack-Cali Realty, L.P. partners’ capital	1,849,270	1,863,172

Noncontrolling interests in consolidated joint ventures	55,013	55,283

Total equity	1,904,283	1,918,455

Total liabilities and equity	$4,357,197	$4,515,328

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
REVENUES	2014	2013	2014	2013
Base rents	$125,793	$134,882	$393,054	$403,943
Escalations and recoveries from tenants	19,172	17,173	61,736	54,117
Construction services	-	678	-	15,650
Real estate services	7,622	7,003	21,323	20,088
Parking income	2,255	1,642	6,605	4,631
Other income	647	1,127	2,667	3,335
Total revenues	155,489	162,505	485,385	501,764

EXPENSES
Real estate taxes	22,154	20,572	69,880	62,055
Utilities	15,701	18,043	58,555	48,070
Operating services	26,519	25,852	83,581	76,487
Direct construction costs	-	609	-	14,945
Real estate services expenses	6,933	5,552	20,213	15,809
General and administrative	12,665	12,151	49,219	37,235
Depreciation and amortization	41,983	46,094	131,679	135,122
Impairments	-	48,700	-	48,700
Total expenses	125,955	177,573	413,127	438,423
Operating income (loss)	29,534	(15,068)	72,258	63,341

OTHER (EXPENSE) INCOME
Interest expense	(27,353)	(30,936)	(85,458)	(92,075)
Interest and other investment income	908	187	2,216	1,287
Equity in earnings (loss) of unconsolidated joint ventures	(1,268)	(229)	(2,060)	(2,059)
Realized gains (losses) on disposition
of rental property, net	264	-	54,848	-
Total other (expense) income	(27,449)	(30,978)	(30,454)	(92,847)
Income (loss) from continuing operations	2,085	(46,046)	41,804	(29,506)
Discontinued operations:
Income from discontinued operations	-	2,164	-	11,842
Loss from early extinguishment of debt	-	-	-	(703)
Realized gains (losses) on disposition
of rental property, net	-	47,321	-	61,079
Total discontinued operations	-	49,485	-	72,218
Net income	2,085	3,439	41,804	42,712
Noncontrolling interest in consolidated joint ventures	145	1,838	757	1,962
Net income available to common unitholders	$2,230	$5,277	$42,561	$44,674

Basic earnings per common unit:
Income (loss) from continuing operations	$0.02	$(0.44)	$0.43	$(0.28)
Discontinued operations	-	0.49	-	0.73
Net income available to common unitholders	$0.02	$0.05	$0.43	$0.45

Diluted earnings per common unit:
Income (loss) from continuing operations	$0.02	$(0.44)	$0.43	$(0.28)
Discontinued operations	-	0.49	-	0.73
Net income available to common unitholders	$0.02	$0.05	$0.43	$0.45

Basic weighted average units outstanding	99,995	99,787	99,955	99,778

Diluted weighted average units outstanding	100,052	99,787	100,014	99,778

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands) (unaudited)

					Noncontrolling
			General Partner	Limited Partner	Interest
	General Partner	Limited Partner	Common	Common	in Consolidated
	Common Units	Common Units	Unitholders	Unitholders	Joint Ventures	Total Equity
Balance at January 1, 2014	88,248	11,865	$1,585,100	$278,072	$55,283	$1,918,455
Net income	-	-	37,807	4,754	(757)	41,804
Distributions	-	-	(53,347)	(6,793)	-	(60,140)
Increase in noncontrolling interests	-	-	-	-	487	487
Redemption of limited partner common
units for shares of general partner
common units	773	(773)	14,211	(14,211)	-	-
Shares issued under Dividend
Reinvestment and Stock
Purchase Plan	5	-	102	-	-	102
Directors deferred compensation plan	-	-	310	-	-	310
Stock compensation	29	-	3,265	-	-	3,265
Balance at September 30, 2014	89,055	11,092	$1,587,448	$261,822	$55,013	$1,904,283

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended
	September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2014	2013
Net income	$41,804	$42,712
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	132,698	135,148
Depreciation and amortization on discontinued operations	-	8,196
Amortization of deferred stock units	309	-
Amortization of stock compensation	6,439	2,451
Amortization of deferred financing costs and debt discount	2,306	2,379
Write off of unamortized discount on senior unsecured notes	-	156
Equity in (earnings) loss of unconsolidated joint venture, net	2,060	2,059
Distributions of cumulative earnings from unconsolidated joint ventures	10,974	6,468
Realized (gains) on disposition of rental property, net	(54,848)	(61,079)
Impairments	-	48,700
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(4,477)	(8,504)
Increase in deferred charges, goodwill and other assets	(23,042)	(27,584)
(Increase) decrease in accounts receivable, net	(1,911)	1
Increase in accounts payable, accrued expenses and other liabilities	13,565	5,967
Decrease in rents received in advance and security deposits	(5,938)	(10,059)
Decrease in accrued interest payable	(4,440)	(4,083)

Net cash provided by operating activities	$115,499	$142,928

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$(46,883)	$(149,200)
Rental property additions and improvements	(77,109)	(67,172)
Development of rental property, other related costs and deposits	(4,881)	(12,954)
Proceeds from the sale of rental property	274,839	332,540
Issuance of notes and mortgage receivable	(62,276)	(16,425)
Repayment of notes receivable	10,250	208
Investment in unconsolidated joint ventures	(57,568)	(32,235)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	36,303	20,671
(Increase) decrease in restricted cash	(6,777)	126

Net cash provided by investing activities	$65,898	$75,559

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$262,328	$289,000
Repayment of revolving credit facility	(262,328)	(289,000)
Proceeds from senior unsecured notes	-	268,928
Repayment of senior unsecured notes	(200,000)	(100,000)
Proceeds from mortgages and loans payable	28,350	2,343
Repayment of mortgages, loans payable and other obligations	(44,825)	(12,185)
Payment of contingent consideration	(5,228)	(2,755)
Payment of financing costs	(1,021)	(5,459)
Payment of dividends and distributions	(74,851)	(119,561)

Net cash (used in) provided by financing activities	$(297,575)	$31,311

Net (decrease) increase in cash and cash equivalents	$(116,178)	$249,798
Cash and cash equivalents, beginning of period	221,706	58,245

Cash and cash equivalents, end of period	$105,528	$308,043

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

The General Partner is a fully-integrated self-administered, self-managed real estate investment trust (“REIT”). The General Partner controls the Company as its sole general partner and owned an 88.9 percent and 88.1 percent common unit interest in the Company as of September 30, 2014 and December 31, 2013, respectively.

The General Partner’s business is the ownership of interests in and operation of the Company, and all of the General Partner’s expenses are incurred for the benefit of the Company.  The General Partner is reimbursed by the Company for all expenses it incurs relating to the ownership and operation of the Company.

As of September 30, 2014, the Company owned or had interests in 282 properties, consisting of 266 commercial properties, primarily class A office and office/flex properties, totaling approximately 31.5 million square feet, leased to approximately 2,000 commercial tenants, and 16 multi-family rental properties containing 4,940 residential units, plus developable land (collectively, the “Properties”).  The Properties are comprised of 251 buildings, primarily office and office/flex buildings totaling approximately 31.0 million square feet (which include 37 buildings, primarily office buildings aggregating approximately 6.0 million square feet owned by unconsolidated joint ventures in which the Company has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, 16 multi-family properties totaling 4,940 apartments (which include 10 properties aggregating 3,639 apartments owned by unconsolidated joint ventures in which the Company has investment interests), five parking/retail properties totaling approximately 121,500 square feet (which include two buildings aggregating 81,500 square feet owned by unconsolidated joint ventures in which the Company has investment interests), one hotel (which is owned by an unconsolidated joint venture in which the Company has an investment interest) and three parcels of land leased to others.  The Properties are located in seven states, primarily in the Northeast, plus the District of Columbia.

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

As of September 30, 2014 and December 31, 2013, the Company’s investments in consolidated real estate joint ventures in which the Company is deemed to be the primary beneficiary have total real estate assets of $237.7 million and $219.9 million, respectively, mortgages of $90 million and $81.9 million, respectively, and other liabilities of $17 million and $18.3 million, respectively.

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

2.      SIGNIFICANT ACCOUNTING POLICIES

Rental
Property
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Acquisition-related costs are expensed as incurred.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Capitalized development and construction salaries and related costs approximated $1.0 million and $1.9 million for the three months ended September 30, 2014 and 2013, respectively, and $2.7 million and $3.7 million for the nine months ended September 30, 2014 and 2013, respectively.  Included in total rental property is construction, tenant improvement and development in-progress of $58.8 million and $40.8 million as of September 30, 2014 and December 31, 2013, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

Deferred
Financing Costs
Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $778,000 and $954,000 for the three months ended September 30, 2014 and 2013, respectively, $2,306,000 and $2,379,000 for the nine months ended September 30, 2014 and 2013, respectively.  If a financing obligation is extinguished early, any unamortized deferred financing costs are written off and included in gains (loss) from early extinguishment of debt.

Deferred
Leasing Costs
Costs incurred in connection with commercial leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.  Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Corporation are compensated for providing leasing services to the Properties.  The portion of such compensation related to commercial leases, which is capitalized and amortized, approximated $940,000 and $962,000 for the three months ended September 30, 2014 and 2013, respectively, and $2,816,000 and $3,168,000 for the nine months ended September 30, 2014 and 2013, respectively.

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

Certain of the Company’s corporate subsidiaries are taxable REIT subsidiaries (each a “TRS”).  In general, a TRS may perform additional services for tenants of the Company and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the providing to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated).  A TRS is subject to corporate federal income tax.  The Company has conducted business through its TRS entities for certain property management, development, construction and other related services, as well as to hold a joint venture interest in a hotel and other matters.  As of September 30, 2014, the Company had a deferred tax asset with a balance of approximately $14.1 million which has been fully reserved for through a valuation allowance.  If the Corporation fails to qualify as a REIT in any taxable year, the Corporation will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.  The Corporation is subject to certain state and local taxes.

Pursuant to the amended provisions related to uncertain tax provisions of ASC 740, Income Taxes, the Company recognized no material adjustments regarding its tax accounting treatment.  The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense, which is included in general and administrative expense.

In the normal course of business, the Company or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable.  As of September 30, 2014, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are generally from the year 2009 forward.

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

Distributions
Payable
The distributions payable at September 30, 2014 represents distributions payable to common unitholders (99,907,400 units) for all such holders of record as of October 3, 2014 with respect to the third quarter 2014.  The third quarter 2014 common unit distributions of $0.15 per common unit were approved by the Corporation’s Board of Directors on September 11, 2014.  The common unit distributions payable were paid on October 10, 2014.

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

Stock
Compensation
The Company accounts for stock compensation in accordance with the provisions of ASC 718, Compensation-Stock Compensation. These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”), TSR-based Performance Shares and stock options at the grant date be amortized ratably into expense over the appropriate vesting period.  The Company recorded stock compensation expense of $830,000 and $641,000 for the three months ended September 30, 2014 and 2013, respectively, and $5,094,000 (which includes $3,150,000 related to the departure of executive vice presidents.  See Note 15: Commitments and Contingencies – Departure of Executive Vice Presidents); and $1,947,000 for the nine months ended September 30, 2014 and 2013, respectively.

Other
Comprehensive
Income
Other comprehensive income (loss) includes items that are recorded in equity, such as unrealized holding gains or losses on marketable securities available for sale.  There was no difference in other comprehensive income to net income for the three and nine months ended September 30, 2014 and 2013, and no accumulated other comprehensive income as of September 30, 2014 and December 31, 2013.

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

On August 15, 2014, the Company acquired the equity interests of its joint venture partner in Overlook Ridge, L.L.C, Overlook Ridge JV, L.L.C. and Overlook Ridge JV 2C/3B, L.L.C. for $16.6 million, which was funded primarily through borrowing under the Company’s unsecured revolving credit facility.  As a result, the Company increased its ownership to 100 percent of the developable land and now consolidates these entities which were previously accounted for through unconsolidated joint ventures (collectively, the “Consolidated Land”); and acquired an additional 25 percent, for a total of 50 percent of its subordinated, unconsolidated interests in two operating multi-family properties owned by those entities.  See Note 4: Investments in Unconsolidated Joint Ventures.  In conjunction with the Company’s acquisition of the Consolidated Land, the Company assumed loans with a total principal balance of $22.8 million, which bear interest in the range of LIBOR plus 2.50 to 3.50 percent.  See Note 10: Mortgages, Loans Payable and Other Obligations.

For the nine months ended September 30, 2014, included in general and administrative expense was an aggregate of approximately $1.9 million in transactions costs related to the Company’s property and joint venture acquisitions.

Excluded from the cash flow statement for the nine months ended September 30, 2014 was $44.4 million of acquisition and other investment fundings (of which $40.1 million related to the acquisition of 50 percent tenants in common interests in the Curtis Center property.  See Recent Transactions in Note 4: Investments in Unconsolidated Joint Ventures), which were handled through a qualified intermediary using proceeds from prior sales structured for tax purposes as Section 1031 transactions.

Sales

The Company sold the following office properties during the nine months ended September 30, 2014 (dollars in thousands):

				Rentable	Net	Net
Sale			# of	Square	Sales	Book	Realized
Date	Property/Address	Location	Bldgs.	Feet	Proceeds	Value	Gain
04/23/14	22 Sylvan Way	Parsippany, New Jersey	1	249,409	$94,897	$60,244	$34,653
06/23/14	30 Knightsbridge Road (a)	Piscataway, New Jersey	4	680,350	54,641	52,361	2,280
06/23/14	470 Chestnut Ridge Road (a) (b)	Woodcliff Lake, New Jersey	1	52,500	7,195	7,109	86
06/23/14	530 Chestnut Ridge Road (a) (b)	Woodcliff Lake, New Jersey	1	57,204	6,299	6,235	64
06/27/14	400 Rella Boulevard	Suffern, New York	1	180,000	27,539	10,938	16,601
06/30/14	412 Mount Kemble Avenue (a)	Morris Township, New Jersey	1	475,100	44,751	43,851	900
07/29/14	17-17 Route 208 North (a) (b)	Fair Lawn, New Jersey	1	143,000	11,835	11,731	104
08/20/14	555, 565, 570 Taxter Road (a)	Elmsford, New York	3	416,108	41,057	41,057	-
08/20/14	200, 220 White Plains Road (a)	Tarrytown, New York	2	178,000	12,619	12,619	-
08/20/14	1266 East Main Street (a) (b)	Stamford, Connecticut	1	179,260	18,406	18,246	160

Totals:			16	2,610,931	$319,239	$264,391	$54,848

(a)
The Company completed the sale of these properties for approximately $221 million comprised of: $192.5 million in cash from a combination of affiliates of Keystone Property Group’s (“Keystone Entities”) senior and pari-passu equity and mortgage financing; Company subordinated equity interests in each of the properties sold with capital accounts aggregating $21.2 million and Company pari-passu equity interests in five of the properties sold aggregating $7.3 million.  Net sale proceeds from the sale aggregated $196.8 million which was comprised of the $221 million gross sales price less the subordinated equity interests of $21.2 million and $3 million in closing costs.  The purchasers of these properties are unconsolidated joint ventures formed between the Company and the Keystone Entities.  The senior and pari-passu equity will receive a 15 percent internal rate of return (“IRR”) after which the subordinated equity will receive a 10 percent IRR and then all distributable cash flow will be split equally between the Keystone Entities and the Company.  See Note 4: Investments in Unconsolidated Joint Ventures.  In connection with certain of these partial sale transactions, because the buyer received a preferential return on certain of the ventures for which the Company received subordinated equity interests, the Company only recognized profit to the extent that they received net proceeds in excess of their entire carrying value of the properties, effectively reflecting their retained subordinated equity interest at zero.

(b)
The Company recorded an impairment charge of $20.7 million on these properties at December 31, 2013 as it estimated that the carrying value of the properties may not be recoverable over their anticipated holding periods.

On January 1, 2014, the Company early adopted the new discontinued operations accounting standard and as the properties sold in the nine months ended September 30, 2014 will not represent a strategic shift (as the Company is not entirely exiting markets or property types), they have not been reflected as part of discontinued operations.

The following table summarizes income from the properties sold during the nine months ended September 30, 2014 for the three and nine months ended September 30, 2014 and 2013: (dollars in thousands)  See Note 7: Discontinued Operations for properties sold in 2013.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Total revenues	$2,763	$13,672	$28,824	$41,965
Operating and other expenses	(1,957)	(7,368)	(17,248)	(20,681)
Depreciation and amortization	(502)	(3,600)	(6,371)	(10,945)
Interest income	2	-	4	-

Income from properties sold	$306	$2,704	$5,209	$10,339

4.      INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

As of September 30, 2014, the Company had an aggregate investment of approximately $239.8 million in its equity method joint ventures.  The Company formed these ventures with unaffiliated third parties, or acquired interests in them, to develop or manage primarily office and multi-family rental properties, or to acquire land in anticipation of possible development of office and multi-family rental properties.  As of September 30, 2014, the unconsolidated joint ventures owned: 36 office and two retail properties aggregating approximately 5.7 million square feet, 10 multi-family properties totaling 3,639 apartments, a 350-room hotel, development projects for up to approximately 2,275 apartments; and interests and/or rights to developable land parcels able to accommodate up to 2,994 apartments and 1.4 million square feet of office space.  The Company’s unconsolidated interests range from 7.5 percent to 85 percent subject to specified priority allocations in certain of the joint ventures.

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

The amounts reflected in the following tables (except for the Company’s share of equity in earnings) are based on the historical financial information of the individual joint ventures.  The Company does not record losses of the joint ventures in excess of its investment balances unless the Company is liable for the obligations of the joint venture or is otherwise committed to provide financial support to the joint venture.  The outside basis portion of the Company’s investments in joint ventures is amortized over the anticipated useful lives of the underlying ventures’ tangible and intangible assets acquired and liabilities assumed.  Unless otherwise noted below, the debt of the Company’s unconsolidated joint ventures generally is non-recourse to the Company, except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions, and material misrepresentations.

The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures.  As of September 30, 2014, such debt had a total facility amount of $287.9 million of which the Company agreed to guarantee up to $71.5 million.  As of September 30, 2014, the outstanding balance of such debt totaled $215.5 million of which $62.6 million was guaranteed by the Company.  The Company also posted a $4.1 million letter of credit in support of the South Pier at Harborside joint venture, half of which is indemnified by Hyatt Corporation, the Company’s joint venture partner.  The Company performed management, leasing, development and other services for the properties owned by the unconsolidated joint ventures and recognized $1.9 million and $1.7 million for such services in the three months ended September 30, 2014 and 2013, respectively, and $5.1 million and $4.2 million for the nine months ended September 30, 2014 and 2013, respectively.  The Company had $899,000 and $523,000 in accounts receivable due from its unconsolidated joint ventures as of September 30, 2014 and December 31, 2013.

Included in the Company’s investments in unconsolidated joint ventures as of September 30, 2014 are eight unconsolidated development joint ventures, which are VIEs for which the Company is not the primary beneficiary. These joint ventures are primarily established to develop real estate property for long-term investment and were deemed VIEs primarily based on the fact that the equity investment at risk was not sufficient to permit the entities to finance their activities without additional financial support.  The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was not the primary beneficiary of these VIEs based on the fact that the Company has shared control of these entities along with the entity’s partners and therefore does not have controlling financial interests in these VIEs.  The Company’s aggregate investment in these VIEs was approximately $96.7 million as of September 30, 2014.  The Company’s maximum exposure to loss as a result of its involvement with these VIEs is estimated to be approximately $207.4 million, which includes the Company’s current investment and estimated future funding commitments/guarantees of approximately $110.7 million.  The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.  In general, future costs of development not financed through third party will be funded with capital contributions from the Company and its outside partners in accordance with their respective ownership percentages.

The following is a summary of the Company's unconsolidated joint ventures as of September 30, 2014: (dollars in thousands)

	Number of		Company's	Company's	Property Debt
	Apartment Units		Effective	Carrying		Maturity	Interest
Entity / Property Name	or Square Feet (sf)		Ownership % (a)	Amount	Balance	Date	Rate
Multi-family
Marbella RoseGarden, L.L.C./ Marbella (b)	412	units	24.27%	$15,784	$95,000	05/01/18	4.99%
RoseGarden Monaco Holdings, L.L.C./ Monaco (North and South) (b)	523	units	15.00%	2,438	165,000	02/01/21	4.19%
Rosewood Lafayette Holdings, L.L.C./ Highlands at Morristown Station (b)	217	units	25.00%	275	38,846	07/01/15	4.00%
PruRose Port Imperial South 15, LLC /RiversEdge at Port Imperial (b)	236	units	50.00%	-	57,500	09/01/20	4.32%
Rosewood Morristown, L.L.C. / Metropolitan at 40 Park (c) (d)	130	units	12.50%	6,127	46,217	(e)	(e)
Overlook Ridge JV, L.L.C./ Quarrystone (b) (f)	251	units	50.00%	-	69,580	(g)	(g)
Overlook Ridge JV 2C/3B, L.L.C./Overlook Ridge 2C & 3B (b) (f)	371	units	50.00%	2,753	47,872	12/26/15	L+2.50%	(h)
PruRose Riverwalk G, L.L.C./ RiverTrace at Port Imperial (b)	316	units	25.00%	1,332	79,053	07/15/21	6.00%	(i)
Elmajo Urban Renewal Associates, LLC / Lincoln Harbor (Bldg A&C) (b)	355	units	7.50%	-	79,266	06/27/16	L+2.10%	(j)
Crystal House Apartments Investors LLC / Crystal House (k)	828	units	25.00%	26,602	165,000	04/01/20	3.17%
Portside Master Company, L.L.C./ Portside at Pier One - Bldg 7 (b)	176	units	38.25%	2,306	32,693	12/04/15	L+2.50%	(l)
PruRose Port Imperial South 13, LLC / Port Imperial Bldg 13 (b)	280	units	20.00%	1,402	37,355	06/27/16	L+2.15%	(m)
Roseland/Port Imperial Partners, L.P./ Riverwalk C (b) (n)	363	units	20.00%	1,849	-	-	-
RoseGarden Marbella South, L.L.C./ Marbella II	311	units	24.27%	9,612	19,626	03/30/17	L+2.25%	(o)
Estuary Urban Renewal Unit B, LLC / Lincoln Harbor (Bldg B) (b)	227	units	7.50%	-	30,830	01/25/17	L+2.10%	(p)
Riverpark at Harrison I, L.L.C./ Riverpark at Harrison	141	units	36.00%	4,556	17,446	06/27/16	L+2.35%	(q)
Capitol Place Mezz LLC / Station Townhouses	377	units	50.00%	48,682	55,414	07/01/33	4.82%	(r)
Harborside Unit A Urban Renewal, L.L.C. / URL Harborside (ab)	763	units	85.00%	28,080	-	08/01/29	5.197%	(aa)
RoseGarden Monaco, L.L.C./ San Remo Land	300	potential units	41.67%	1,269	-	-	-
Grand Jersey Waterfront URA, L.L.C./ Liberty Landing	1,000	potential units	50.00%	337	-	-	-

Office
Red Bank Corporate Plaza, L.L.C./ Red Bank	92,878	sf	50.00%	3,880	16,054	05/17/16	L+3.00%	(s)
12 Vreeland Associates, L.L.C./ 12 Vreeland Road	139,750	sf	50.00%	5,680	14,124	07/01/23	2.87%
BNES Associates III / Offices at Crystal Lake	106,345	sf	31.25%	2,026	6,907	11/01/23	4.76%
Hillsborough 206 Holdings, L.L.C./ Hillsborough 206	160,000	sf	50.00%	1,962	-	-	-
KPG-P 100 IMW JV, LLC / 100 Independence Mall West	339,615	sf	33.33%	339	61,500	09/09/16	L+7.00%	(t)
Keystone-Penn	1,842,820	sf	(u)	-	201,606	(v)	(v)
Keystone-TriState	1,266,384	sf	(w)	5,725	204,548	(x)	(x)
KPG-MCG Curtis JV, L.L.C./ Curtis Center (ac)	885,000	sf	50.00%	60,440	(ae)	(ae)	(ae)

Other
Plaza VIII & IX Associates, L.L.C./ Vacant land (parking operations)	1,225,000	sf	50.00%	3,922	-	-	-
Roseland/North Retail, L.L.C./ Riverwalk at Port Imperial (b)	30,745	sf	20.00%	1,849	-	-	-
South Pier at Harborside / Hyatt Regency Jersey City on the Hudson	350	rooms	50.00%	-	65,974	(y)	(y)
Stamford SM LLC / Senior Mezzanine Loan (z)	n/a	n/a	80.00%	-	-	-	-
Other (ad)				540	-	-	-
Totals:				$239,767	$1,607,411

(a)	Company's effective ownership % represents the Company's entitlement to residual distributions after payments of priority returns, where applicable.
(b)
The Company's ownership interests in this venture are subordinate to its partner's preferred capital balance and the Company is not expected to meaningfully participate in the venture's cash flows in the near term.

(c)
Through the joint venture, the Company also owns a 12.5 percent interest in a 50,973 square feet retail building ("Shops at 40 Park") and a 25 percent interest in a to-be-built 59-unit, five story multi-family rental development property ("Lofts at 40 Park").

(d)
The Company's ownership interests in this venture are subordinate to its partner's preferred capital balance and the payment of the outstanding balance remaining on a note ($975 as of September 30, 2014), and is not expected to meaningfully participate in the venture's cash flows in the near term.

(e)
Property debt balance consists of: (i) a loan, collateralized by the Metropolitan at 40 Park, with a balance of $38,600 at September 30, 2014, bears interest at 3.25 percent, matures in September 2020 and is interest only through September 2015; (ii) a loan, collateralized by the Shops at 40 Park, with a balance of $6,500 at September 30, 2014, bears interest at 3.63 percent, matures in August 2018 and is interest-only through July 2015; and (iii) a loan, collateralized by the Lofts at 40 Park, with a balance of $1,117, bears interest at LIBOR plus 250 basis points and matures in September 2015.  The Shops at 40 Park mortgage loan also provides for additional borrowing proceeds of $1 million based on certain preferred thresholds being achieved.

(f)
On August 15, 2014, the Company acquired the equity interests of its joint venture partner in Overlook Ridge JV 2C/3B, L.L.C. for $2.97 million and LR Overlook Phase II, L.L.C., the property-owning entity owned by Overlook Ridge JV, L.L.C., which increased its ownership to 50 percent in two  operating multi-family properties.  The Company also acquired the equity interests of its joint venture partner in LR Overlook Phase III, L.L.C. and  Overlook Ridge, L.L.C. for $0.6 million and $12.99 million respectively, which increased its ownership to 100 percent in developable land (See Note 3: Real Estate Transactions – Acquisitions).

(g)
Property debt balance consists of: (i) the senior loan, collateralized by the Quarrystone property, with a balance of $52,580 at September 30, 2014, bears interest at LIBOR plus 200 basis, matures in March 2016   and (ii) the junior loan, with a balance of $17,000, bears interest at LIBOR plus 90 basis points, matures in March 2016 and is collateralized by a $17,000 letter of credit provided by an affiliate of the partner.

(h)
The construction loan has a maximum borrowing amount of $55,500 and provides, subject to certain conditions, two one-year extension options with a fee of 25 basis points each.  The joint venture has a swap agreement that fixes the all-in rate to 3.0875 percent per annum on an initial notional amount of $1,840, increasing to $52,000, for the period from September 3, 2013 to November 2, 2015.

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

(n)	The Company also owns a 20 percent residual interest in undeveloped land parcels: parcels 6, I, and J ("Port Imperial North Land") that can accommodate the development of 836 apartment units.
(o)	The construction loan has a maximum borrowing amount of $77,400 and provides, subject to certain conditions, two one-year extension options with a fee of 25 basis points for each year.
(p)	The construction loan has a maximum borrowing amount of $57,000 and provides, subject to certain conditions, a one-year extension option with a fee of 25 basis points.
(q)	The construction loan has a maximum borrowing amount of $23,400 and provides, subject to certain conditions, two one-year extension options with a fee of 20 basis points for each year.
(r)	The construction/permanent loan has a maximum borrowing amount of $100,700 with amortization starting in August 2017.
(s)
The joint venture has a swap agreement that fixes the all-in rate to 3.99375 percent per annum on an initial notional amount of $13,650 and then adjusting in accordance with an amortization schedule, which is effective from October 17, 2011 through loan maturity.

(t)	The mortgage loan has two one-year extension options, subject to certain conditions, and includes a $25 million construction reserve with a balance of $16.8 million at September 30, 2014.
(u)
The Company’s equity interests in the joint ventures will be subordinated to Keystone Entities receiving a 15 percent internal rate of return (“IRR”) after which the Company will receive a 10 percent IRR on its subordinate equity and then all profit will be split equally.

(v)
Principal balance of $127,600 bears interest at 5.114 percent and matures in August 27, 2023; principal balance of $63,581 bears interest at rates ranging from LIBOR+5.0 percent to LIBOR+5.75 percent and matures in August 27, 2016; principal balance of $10,425 bears interest at LIBOR+6.0 percent matures in August 27, 2015.

(w)
Includes the Company’s pari-passu interests of $6.5 million in five properties and Company’s subordinated equity interests to Keystone Entities receiving a 15 percent internal rate of return (“IRR”) after which the Company will receive a 10 percent IRR on its subordinate equity and then all profit will be split equally (See Note 3: Real Estate Transactions – Sales).

(x)
Principal balance of $41,240 bears interest at 4.95 percent and matures on July 1, 2017; principal balance of $70,608 bears interest at rates ranging from 5.65 percent to 6.75 percent and matures on September 9, 2017; principal balance of $14,250 bears interest at 4.88 percent and matures on July 6, 2024; principal balance of $63,400 bears interest at 4.93 percent and matures on July 6, 2044; principal balance of $15,050 bears interest at 4.71 percent and matures on August 6, 2044.

(y)
Balance includes: (i) mortgage loan, collateralized by the hotel property, with  a balance of $61,850, bears interest at 6.15 percent and matures in November 2016, and (ii) loan with a balance of $4.1 million, bears interest at fixed rates ranging from 6.09 percent to 6.62 percent and matures in August 1, 2020.  The Company posted a $4.1 million letter of credit in support of this loan, half of which is indemnified by the partner.

(z)	The joint venture collected net proceeds of $47.2 million at maturity, of which the Company received its share of $37.8 million on August 6, 2014.
(aa)	The construction/permanent loan has a maximum borrowing amount of $192,000.
(ab)	See discussion in Recent Transactions following in this footnote.
(ac)	Includes undivided interests in the same manner as investments in noncontrolling partnership, pursuant to ASC 970-323-25-12. See discussion in Recent Transactions following in this footnote.
(ad)
The Company owns other interests in various unconsolidated joint ventures, including interests in assets previously owned and interest in ventures whose businesses are related to its core operations. These ventures are not expected to significantly impact the Company's operations in the near term.

(ae)   See Note 10: Mortgages, Loans Payable and Other Obligations for debt secured by interests in these assets.

The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of September 30, 2014 and December 31, 2013: (dollars in thousands)

	September 30,	December 31,
	2014	2013
Assets:
Rental property, net	$1,404,929	$755,049
Loan receivable	-	45,050
Other assets	445,127	582,990
Total assets	$1,850,056	$1,383,089
Liabilities and partners'/
members' capital:
Mortgages and loans payable	$992,434	$637,709
Other liabilities	221,414	87,231
Partners'/members' capital	636,208	658,149
Total liabilities and
partners'/members' capital	$1,850,056	$1,383,089

The following is a summary of the Company’s investments in unconsolidated joint ventures as of September 30, 2014 and December 31, 2013: (dollars in thousands)

	September 30,	December 31,
Entity / Property Name	2014	2013
Multi-family
Marbella RoseGarden, L.L.C./ Marbella	$15,784	$15,797
RoseGarden Monaco Holdings, L.L.C./ Monaco (North and South)	2,438	3,201
Rosewood Lafayette Holdings, L.L.C./ Highlands at Morristown Station	275	857
PruRose Port Imperial South 15, LLC /RiversEdge at Port Imperial	-	-
Rosewood Morristown, L.L.C. / Metropolitan at 40 Park	6,127	6,455
Overlook Ridge JV, L.L.C./ Quarrystone	-	-
Overlook Ridge JV 2C/3B, L.L.C./Overlook Ridge 2C & 3B	2,753	-
PruRose Riverwalk G, L.L.C./ RiverTrace at Port Imperial	1,332	3,117
Elmajo Urban Renewal Associates, LLC / Lincoln Harbor (Bldg A&C)	-	203
Crystal House Apartments Investors LLC / Crystal House	26,602	26,838
Portside Master Company, L.L.C./ Portside at Pier One - Bldg 7	2,306	3,207
PruRose Port Imperial South 13, LLC / Port Imperial Bldg 13	1,402	2,206
Roseland/Port Imperial Partners, L.P./ Riverwalk C	1,849	2,068
RoseGarden Marbella South, L.L.C./ Marbella II	9,612	7,567
Estuary Urban Renewal Unit B, LLC / Lincoln Harbor (Bldg B)	-	24
Riverpark at Harrison I, L.L.C./ Riverpark at Harrison	4,556	3,655
Capitol Place Mezz LLC / Station Townhouses	48,682	46,628
Harborside Unit A Urban Renewal, L.L.C. / URL Harborside	28,080	-
RoseGarden Monaco, L.L.C./ San Remo Land	1,269	1,224
Grand Jersey Waterfront URA, L.L.C./ Liberty Landing	337	337
Office
Red Bank Corporate Plaza, L.L.C./ Red Bank	3,880	4,046
12 Vreeland Associates, L.L.C./ 12 Vreeland Road	5,680	5,514
BNES Associates III / Offices at Crystal Lake	2,026	1,753
Hillsborough 206 Holdings, L.L.C./ Hillsborough 206	1,962	1,962
KPG-P 100 IMW JV, LLC / 100 Independence Mall West	339	1,887
Keystone-Penn	-	-
Keystone-TriState	5,725	-
KPG-MCG Curtis JV, L.L.C. / Curtis Center	60,440	-
Other
Plaza VIII & IX Associates, L.L.C./ Vacant land (parking operations)	3,922	3,702
Roseland/North Retail, L.L.C./ Riverwalk at Port Imperial	1,849	1,930
South Pier at Harborside / Hyatt Regency Jersey City on the Hudson (a)	-	-
Stamford SM LLC / Senior Mezzanine Loan	-	36,258
Other	540	693
Company's investment in unconsolidated joint ventures	$239,767	$181,129

(a)
The negative investment balance for this joint venture of $2,582 and $1,706 as of September 30, 2014 and December 31, 2013, respectively, were included in accounts payable, accrued expenses and other liabilities.

The following is a summary of the results from operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three and nine months ended September 30, 2014 and 2013: (dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Total revenues	$80,711	$99,117	$224,822	$202,810
Operating and other expenses	(58,684)	(48,621)	(173,642)	(137,889)
Depreciation and amortization	(15,134)	(11,556)	(31,715)	(24,730)
Interest expense	(11,296)	(3,934)	(26,423)	(9,256)
Net income (loss)	$(4,403)	$35,006	$(6,958)	$30,935

The following is a summary of the Company’s equity in earnings (loss) of unconsolidated joint ventures for the three and nine months ended September 30, 2014 and 2013: (dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Entity / Property Name	2014	2013	2014	2013
Multi-family
Marbella RoseGarden, L.L.C./ Marbella	$3	$(170)	$(13)	$(446)
RoseGarden Monaco Holdings, L.L.C./ Monaco (North and South)	(249)	(416)	(764)	(1,238)
Rosewood Lafayette Holdings, L.L.C./ Highlands at Morristown Station	(221)	(295)	(639)	(869)
PruRose Port Imperial South 15, LLC /RiversEdge at Port Imperial	-	-	-	(606)
Rosewood Morristown, L.L.C. / Metropolitan at 40 Park	(90)	(152)	(264)	(393)
Overlook Ridge JV, L.L.C./ Quarrystone	-	-	-	-
Overlook Ridge JV 2C/3B, L.L.C./Overlook Ridge 2C & 3B	(217)	53	(155)	204
PruRose Riverwalk G, L.L.C./ RiverTrace at Port Imperial	(615)	(198)	(1,766)	(576)
Elmajo Urban Renewal Associates, LLC / Lincoln Harbor (Bldg A&C)	-	(87)	(203)	(255)
Crystal House Apartments Investors LLC / Crystal House	68	(1,149)	(206)	(2,671)
Portside Master Company, L.L.C./ Portside at Pier One - Bldg 7	(228)	(109)	(661)	(222)
PruRose Port Imperial South 13, LLC / Port Imperial Bldg 13	(220)	(181)	(638)	(459)
Roseland/Port Imperial Partners, L.P./ Riverwalk C	(173)	-	(518)	-
RoseGarden Marbella South, L.L.C./ Marbella II	-	(20)	-	(57)
Estuary Urban Renewal Unit B, LLC / Lincoln Harbor (Bldg B)	-	(44)	(15)	(107)
Riverpark at Harrison I, L.L.C./ Riverpark at Harrison	-	-	-	-
Capitol Place Mezz LLC / Station Townhouses	-	-	-	-
Harborside Unit A Urban Renewal, L.L.C. / URL Harborside	-	-	(212)	-
RoseGarden Monaco, L.L.C./ San Remo Land	-	-	-	-
Grand Jersey Waterfront URA, L.L.C./ Liberty Landing	-	-	(54)	-
Office
Red Bank Corporate Plaza, L.L.C./ Red Bank	101	99	306	306
12 Vreeland Associates, L.L.C./ 12 Vreeland Road	22	(25)	165	(1)
BNES Associates III / Offices at Crystal Lake	127	(37)	273	(108)
Hillsborough 206 Holdings, L.L.C./ Hillsborough 206	-	-	(5)	-
KPG-P 100 IMW JV, LLC / 100 Independence Mall West	(412)	-	(1,548)	-
Keystone-Penn	-	-	-	-
Keystone-TriState	(733)	-	(733)	-
KPG-MCG Curtis JV, L.L.C./ Curtis Center	113	-	364	-
Other
Plaza VIII & IX Associates, L.L.C./ Vacant land (parking operations)	74	24	220	52
Roseland/North Retail, L.L.C./ Riverwalk at Port Imperial	(34)	(62)	(81)	(194)
South Pier at Harborside / Hyatt Regency Jersey City on the Hudson	583	835	1,874	1,380
Stamford SM LLC / Senior Mezzanine Loan	493	1,023	2,337	2,805
Other	340	682	876	1,396
Company's equity in earnings (loss) of unconsolidated joint ventures	$(1,268)	$(229)	$(2,060)	$(2,059)

Recent Transactions
Harborside Unit A Urban Renewal, L.L.C.
Pursuant to a developer agreement entered into in December 2011, on May 21, 2014, the Company entered into a joint venture agreement with Ironstate Harborside-A LLC (“ISA”) to form Harborside Unit A Urban Renewal, L.L.C. (“URL-Harborside”), a newly-formed joint venture that will develop, own and operate a high-rise tower of approximately 763 multi-family apartment units above a parking pedestal to be located on land contributed by the Company at its Harborside complex in Jersey City, New Jersey (the “URL Project”).  The construction of the URL Project is estimated to cost a total of approximately $320 million and is projected to be ready for occupancy by the fourth quarter of 2016.   The URL Project has been awarded up to $33 million in future tax credits (“URL Tax Credits”), subject to certain conditions, from the New Jersey Economic Development Authority.  The venture has an agreement to sell these credits, subject to certain conditions.  On August 1, 2014, the venture obtained a construction/permanent loan with a maximum borrowing amount of $192 million (with no balance currently outstanding as of September 30, 2014), which bears interest at a rate of 5.197 percent and matures in August 2029.  The Company currently expects that it will fund approximately $65.6 million of the remaining development costs of the project, net of the loan financing.

The Company owns an 85 percent interest in URL-Harborside and the remaining interest owned by ISA, with shared control over major decisions such as, approval of budgets, property financings and leasing guidelines.  Upon entering into the joint venture, the Company’s initial contribution was $30.6 million, which included a capital credit of $30 per approved developable square foot for its contributed land aggregating approximately $20.6 million with the balance consisting of previously incurred development costs, and ISA’s initial contribution was approximately $5.4 million.  Included in the Company’s investment in the unconsolidated joint venture is its land contribution with a carrying amount of $5.5 million.  The Company has funded an additional $12.6 million in development costs for the venture through September 30, 2014.

In general, the operating agreement of URL-Harborside provides that net operating cash flows are distributed first, to the members in respect of preferred return, as defined, until each member shall have received payment of the accrued and unpaid preferred return; and, thereafter, 75 percent to the Company and 25 percent to ISA.

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

KPG-MCG Curtis JV, LLC / Curtis Center
On June 6, 2014, the Company and an affiliate of Keystone Property Group (“KPG”) acquired 50 percent tenants-in-common interests each for $62.5 million in Curtis Center, an 885,000 square foot commercial office property  located at 601 Walnut Street in Philadelphia, Pennsylvania (the “Curtis Center Property”), which amounted to a total purchase of  approximately $125.0 million for the property.  In connection with the transaction, the Company provided short-term loans to KPG affiliates, as follows:  a 90-day, $52.3 million loan which bore interest at an annual rate of 3.5 percent payable at maturity, which was collateralized by the KPG affiliates’ interest in the Curtis Center Property; and a 90-day, $10 million loan which also bore interest at an annual rate of 3.5 percent payable at maturity.  The $10 million loan was repaid in full on September 2, 2014 and the $52.3 million loan was subsequently repaid in full on October 1, 2014.  The investments were funded by the Company primarily through borrowing under its revolving credit facility.  The venture plans to reposition the property into a mixed-use property by converting a portion of existing office space into multi-family rental apartments.

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

5.      DEFERRED CHARGES, GOODWILL AND OTHER ASSETS

	September 30,	December 31,
(dollars in thousands)	2014	2013
Deferred leasing costs	$226,605	$258,648
Deferred financing costs	24,689	25,366
	251,294	284,014
Accumulated amortization	(115,620)	(131,669)
Deferred charges, net	135,674	152,345
Notes receivable (1)	73,828	21,986
In-place lease values, related intangibles and other assets, net	7,566	13,659
Goodwill	2,945	2,945
Prepaid expenses and other assets, net (2)	100,383	27,584

Total deferred charges, goodwill and other assets	$320,396	$218,519

(1)
Includes as of September 30, 2014: a mortgage receivable for $10.4 million which bears interest at LIBOR plus six percent; a note receivable for $7.8 million which bears interest at eight percent; an interest-free note receivable with a net present value of $3.4 million and a note receivable for $52.3 million which bore interest at 3.5 percent (which was repaid in full on October 1, 2014).

(2)
Includes a receivable of $61.9 million related to the completion of the Curtis Center mortgage loan financing on September 30, 2014 for which the Company received its loan proceeds on October 1, 2014.  See Note 10: Mortgages, Loans Payable and Other Obligations.

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

	September 30,	December 31,
	2014	2013
Security deposits	$7,594	$8,534
Escrow and other reserve funds	18,977	11,260

Total restricted cash	$26,571	$19,794

7.      DISCONTINUED OPERATIONS

On January 1, 2014, the Company early adopted the new discontinued operations accounting standard and as the properties sold in the nine months ended September 30, 2014 will not represent a strategic shift (as the Company is not entirely exiting markets or property types), they have not been reflected as part of discontinued operations.  See Note 3: Real Estate Transactions – Sales.

The Company disposed of 24 office properties located in New York, New Jersey, Pennsylvania and Connecticut aggregating 3 million square feet and three developable land parcels for total net sales proceeds of approximately $390.6 million during the year ended December 31, 2013.  The Company has presented these properties as discontinued operations in its statements of operations for the three and nine months ended September 30, 2013.

The following table summarizes income from discontinued operations for the three and nine months ended September 30, 2013: (dollars in thousands)

Three Months Ended		Nine Months Ended
	September 30,	September 30,
	2013	2013
Total revenues	$6,405	$33,610
Operating and other expenses	(2,472)	(13,454)
Depreciation and amortization	(1,769)	(8,196)
Interest expense	-	(118)

Income from discontinued operations	2,164	11,842

Loss from early extinguishment of debt	-	(703)
Impairments (1)	-	(23,851)

Realized gains on disposition of rental property	47,321	84,930
Realized gains (losses) on disposition
of rental property and impairments, net	47,321	61,079

Total discontinued operations	$49,485	$72,218

(1)      Represents impairment charges recorded on certain properties prior to their sale.

8.      SENIOR UNSECURED NOTES

A summary of the Company’s senior unsecured notes as of September 30, 2014 and December 31, 2013 is as follows: (dollars in thousands)

	September 30,	December 31,	Effective
	2014	2013	Rate (1)
5.125% Senior Unsecured Notes, due February 15, 2014 (2)	-	$200,030	5.110%
5.125% Senior Unsecured Notes, due January 15, 2015	$149,971	149,902	5.297%
5.800% Senior Unsecured Notes, due January 15, 2016	200,104	200,161	5.806%
2.500% Senior Unsecured Notes, due December 15, 2017	249,077	248,855	2.803%
7.750% Senior Unsecured Notes, due August 15, 2019	248,959	248,799	8.017%
4.500% Senior Unsecured Notes, due April 18, 2022	299,550	299,505	4.612%
3.150% Senior Unsecured Notes, due May 15, 2023	269,778	269,323	3.517%

Total senior unsecured notes	$1,417,439	$1,616,575

(1)	Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount/premium on the notes, as applicable.
(2)	On February 17, 2014, the Company repaid these notes at their maturity using available cash and borrowings on the Company’s unsecured revolving credit facility.

The terms of the Company’s senior unsecured notes include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.   The Company was in compliance with its debt covenants as of September 30, 2014.

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

The terms of the unsecured facility include certain restrictions and covenants which limit, among other things the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties (to the extent that: (i) such property dispositions cause the Company to default on any of the financial ratios of the facility described below, or (ii) the property dispositions are completed while the Company is under an event of default under the facility, unless, under certain circumstances, such disposition is being carried out to cure such default), and which require compliance with financial ratios relating to the maximum leverage ratio (60 percent), the maximum amount of secured indebtedness (40 percent), the minimum amount of fixed charge coverage (1.5 times), the maximum amount of unsecured indebtedness (60 percent), the minimum amount of unencumbered property interest coverage (2.0 times) and certain investment limitations (generally 15 percent of total capitalization).  If an event of default has occurred and is continuing, the Corporation will not make any excess distributions except to enable the Corporation to continue to qualify as a REIT under the Code.  The Company was in compliance with its debt covenants as of September 30, 2014.

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

As of September 30, 2014 and December 31, 2013, the Company had no outstanding borrowings under its unsecured revolving credit facility.

Through July 15, 2013, the Company had a $600 million unsecured revolving credit facility, which had an interest rate on outstanding borrowings of LIBOR plus 125 basis points and a facility fee of 25 basis points.

MONEY MARKET LOAN
The Company has an agreement with JPMorgan Chase Bank to participate in a noncommitted money market loan program (“Money Market Loan”).  The Money Market Loan is an unsecured borrowing of up to $75 million arranged by JPMorgan Chase Bank with maturities of 30 days or less.  The rate of interest on the Money Market Loan borrowing is set at the time of each borrowing.  As of September 30, 2014 and December 31, 2013, the Company had no outstanding borrowings under the Money Market Loan.

10.      MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties.  As of September 30, 2014, 30 of the Company’s properties, with a total book value of approximately $982 million, are encumbered by the Company’s mortgages and loans payable.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.  Except as noted below, the Company was in compliance with its debt covenants as of September 30, 2014.

A summary of the Company’s mortgages, loans payable and other obligations as of September 30, 2014 and December 31, 2013 is as follows: (dollars in thousands)

		Effective		September 30,	December 31,
Property Name	Lender	Rate (a)		2014	2013	Maturity
6301 Ivy Lane (b)	RGA Reinsurance Company	5.520%		$-	$5,447	-
395 West Passaic (c)	State Farm Life Insurance Co.	6.004%		-	9,719	-
35 Waterview Boulevard (d)	Wells Fargo CMBS	6.348%		-	18,417	-
233 Canoe Brook Road (e)	The Provident Bank	4.375%		-	3,877	-
6 Becker, 85 Livingston,	Wells Fargo CMBS	10.220%		65,035	64,233	08/11/14	(o)
75 Livingston &
20 Waterview (f)
4 Sylvan	Wells Fargo CMBS	10.190%		14,575	14,538	08/11/14	(o)
10 Independence (g)	Wells Fargo CMBS	12.440%		16,924	16,638	08/11/14	(g)
Port Imperial South 4/5	Wells Fargo Bank N.A.	LIBOR+3.50%		36,950	36,950	10/31/14	(q)
Overlook - Site IIID,IIIC, IIIA (p)	Wells Fargo Bank N.A.	LIBOR+3.50%		17,100	-	03/02/15
Overlook - Site IIB (Quarrystone I) (p)	Wells Fargo Bank N.A.	LIBOR+2.50%		5,748	-	04/14/15
9200 Edmonston Road (h)	Principal Commercial Funding L.L.C.	5.534%		3,996	4,115	05/01/15
Port Imperial South	Wells Fargo Bank N.A.	LIBOR+1.75%		43,910	43,278	09/19/15
4 Becker	Wells Fargo CMBS	9.550%		39,268	38,820	05/11/16
5 Becker (i)	Wells Fargo CMBS	12.830%		13,666	13,092	05/11/16
210 Clay	Wells Fargo CMBS	13.420%		13,182	12,767	05/11/16
Curtis Center (j)	CCRE & PREFG	LIBOR+4.55%	(m)	64,000	-	10/09/16
Various (k)	Prudential Insurance	6.332%		146,048	147,477	01/15/17
150 Main St.	Webster Bank	LIBOR+2.35%		218	-	03/30/17
23 Main Street	JPMorgan CMBS	5.587%		29,373	29,843	09/01/18
Harborside Plaza 5	The Northwestern Mutual Life	6.842%		222,480	225,139	11/01/18
	Insurance Co. & New York Life
	Insurance Co.
100 Walnut Avenue	Guardian Life Insurance Co.	7.311%		18,606	18,792	02/01/19
One River Center (l)	Guardian Life Insurance Co.	7.311%		42,623	43,049	02/01/19
Park Square	Wells Fargo Bank N.A.	LIBOR+1.75%	(n)	27,500	-	04/10/19

Total mortgages, loans payable and other obligations				$821,202	$746,191

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

(j)
The Company owns a 50 percent tenants-in-common interest in the Curtis Center Property.  The Company’s $64.0 million loan consists of its 50 percent interest in a $102 million senior loan with a current rate of 3.45 percent at September 30, 2014 and its 50 percent interest in a $26 million mezzanine loan (with a maximum borrowing capacity of $48 million) with a current rate of 9.65 percent at September 30, 2014.  The senior loan rate is based on a floating rate of one-month LIBOR plus 329 basis points and the mezzanine loan rate is based on a floating rate of one-month LIBOR plus 950 basis points.  Both loans have LIBOR caps for the period.  The loans provide for three one-year extension options.  As the Curtis Center Property loans closed on September 30, 2014 with the loan proceeds received on October 1, 2014, the Company recorded the loan and a receivable on September 30, 2014.  See Note 5: Deferred Charges, Goodwill and Other Assets.

(k)	Mortgage is cross collateralized by seven properties. The Operating Partnership has agreed, subject to certain conditions, to guarantee repayment of a portion of the loan.
(l)	Mortgage is collateralized by the three properties comprising One River Center.
(m)	Amortization of deferred financing costs adds 1.523 percent to the variable interest rate stated above.
(n)	Amortization of deferred financing costs adds 0.122 percent to the variable interest rate stated above.
(o)	The Company has begun discussions with the lender regarding the past due maturity of the loans.
(p)
On August 15, 2014, the Company assumed these loans as a result of its acquisition of interests which increased its ownership to 100 percent in certain previously unconsolidated joint ventures which owned developable land.

(q)   The Company is pursuing permanent financing at the maturity of the construction financing in October 2014.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED
Cash paid for interest for the nine months ended September 30, 2014 and 2013 was $92,096,000 and $97,284,000, respectively.  Interest capitalized by the Company for the nine months ended September 30, 2014 and 2013 was $10,650,000 and $10,262,000, respectively (of which these amounts included $3,284,000 and $980,000 for the nine months ended September 30, 2014 and 2013, respectively, for interest capitalized on the Company’s investments in unconsolidated joint ventures which were substantially in development).

SUMMARY OF INDEBTEDNESS
As of September 30, 2014, the Company’s total indebtedness of $2,238,641,000 (weighted average interest rate of 5.62 percent) was comprised of $195,426,000 of variable rate mortgage debt (weighted average rate of 3.86 percent) and fixed rate debt and other obligations of $2,043,215,000 (weighted average rate of 5.78 percent).

As of December 31, 2013, the Company’s total indebtedness of $2,362,766,000 (weighted average interest rate of 5.62 percent) was comprised of $80,228,000 of variable rate mortgage debt (weighted average rate of 2.74 percent) and fixed rate debt and other obligations of $2,282,538,000 (weighted average rate of 5.72 percent).

DERIVATIVE FINANCIAL INSTRUMENTS
The Company does not have any derivative instruments designated as cash flow hedges.  The following table summarizes the notional and fair value of the Company’s derivative financial instruments, designated as fair value hedges, as of September 30, 2014 (dollars in thousands):

	Notional		Strike	Effective	Expiration
	Value	(a)	Rate	Date	Date	Fair Value
LIBOR Cap	$51,000		1.5%	September 2014	October 2015	$4
LIBOR Cap	24,000		1.5%	September 2014	October 2015	2
LIBOR Cap	51,000		1.75%	October 2015	October 2016	115
LIBOR Cap	24,000		1.75%	October 2015	October 2016	53
						$174

(a)	The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

The Company includes these derivative financial instruments in deferred charges, goodwill and other assets.

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

GENERAL PARTNERS’ CAPITAL

REPURCHASE OF GENERAL PARTNER UNITS
In September 2012, the Corporation’s Board of Directors renewed and authorized an increase to the Corporation’s repurchase program (“Repurchase Program”).  The Corporation has authorization to repurchase up to $150 million of its outstanding common stock under the renewed Repurchase Program, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.  The Corporation has purchased and retired 394,625 shares of its outstanding common stock for an aggregate cost of approximately $11 million through September 30, 2014 (none of which occurred in the nine months ended September 30, 2014 and the year ended December 31, 2013), with a remaining authorization under the Repurchase Program of $139 million.  Concurrent with these purchases, the Corporation sold to the Company 394,625 common units for approximately $11 million.

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

STOCK OPTION PLANS
In May 2013, the Corporation established the 2013 Incentive Stock Plan (the “2013 Plan”) under which a total of 4,600,000 shares have been reserved for issuance.  In May 2004, the Corporation established the 2004 Incentive Stock Plan (the “2004 Plan”) under which a total of 2,500,000 shares had been reserved for issuance.  The 2004 Plan was terminated upon establishment of the 2013 Plan.  No options were granted under the 2004 Plan.  In September 2000, the Corporation established the 2000 Employee Stock Option Plan (“2000 Employee Plan”) and the Amended and Restated 2000 Director Stock Option Plan (“2000 Director Plan” and together with the 2000 Employee Plan, the “2000 Plans”).  In May 2002, shareholders of the Corporation approved amendments to both of the 2000 Plans to increase the total shares reserved for issuance under both of the 2000 Plans from 2,700,000 to 4,350,000 shares of the Corporation’s common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan).  As the 2000 Plans expired in 2010, stock options may no longer be issued under those plans.  Stock options granted under the 2000 Employee Plan became exercisable over a five-year period.  All stock options granted under the 2000 Director Plan became exercisable in one year.  All options were granted at the fair market value at the dates of grant and have terms of 10 years.  As of September 30, 2014 and December 31, 2013, the stock options outstanding, had a weighted average remaining contractual life of approximately 5.2 and 0.7 years, respectively.

Information regarding the Corporation’s stock option plans is summarized below:

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Exercise	Value
	Under Options	Price	$(000’s)
Outstanding at January 1, 2014	15,000	$40.54	$-
Granted	5,000	21.25
Lapsed or Cancelled	(10,000)	38.07
Outstanding at September 30, 2014 ($21.25 – $45.47)	10,000	$33.36	$-
Options exercisable at September 30, 2014	5,000
Available for grant at September 30, 2014	4,466,143

The weighted average fair value of options granted during the nine months ended September 30, 2014 was $1.71 per option. The fair value of each option grant is estimated on the date of grant using the Black-Scholes model.  The following weighted average assumptions are included in the Company’s fair value calculations of stock options granted during the nine months ended September 30, 2014:

Expected life (in years)	6
Risk-free interest rate	1.50%
Volatility	20.26%
Dividend yield	5.65%

No cash was received from options exercised under all stock option plans for the three and nine months ended September 30, 2014 and 2013, respectively.  The total intrinsic value of options exercised during each of the three and nine months ended September 30, 2014 and 2013 was zero. The Corporation has a policy of issuing new shares to satisfy stock option exercises.

The Company recognized stock options expense of $1,000 and zero for the three months ended September 30, 2014 and 2013, respectively, and $3,000 and zero for the nine months ended September 30, 2014 and 2013, respectively.

RESTRICTED STOCK AWARDS
The Corporation has issued stock awards (“Restricted Stock Awards”) to officers, certain other employees, and nonemployee members of the Board of Directors of the Corporation, which allow the holders to each receive a certain amount of shares of the Corporation’s common stock generally over a one to seven-year vesting period, of which 304,816 unvested shares were legally outstanding at September 30, 2014.  Of the Restricted Stock Awards issued to executive officers and senior management, 210,000 are contingent upon the Corporation meeting certain performance goals to be set by the Executive Compensation and Option Committee of the Board of Directors of the Corporation each year (“Performance Shares”), with the remaining based on time and service.  These Performance Shares are not considered granted until the performance goals are set.  All currently outstanding and unvested Restricted Stock Awards provided to the officers and certain other employees were issued under the 2013 Plan and 2004 Plan.  Currently outstanding and unvested Restricted Stock Awards provided to directors were issued under the 2013 Plan.

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

Information regarding the Restricted Stock Awards grant activity is summarized below:

		Weighted-Average
		Grant – Date
	Shares	Fair Value
Outstanding at January 1, 2014 (a)	153,560	$25.20
Granted (b)	208,589	20.83
Vested	(183,214)	22.37
Forfeited	(119)	26.36
Outstanding at September 30, 2014	178,816	$23.00

(a)	Includes 63,933 Performance Shares which were legally granted in 2013 for which the 2013 performance goals were not met, which may be earned if subsequent years’ performance goals are met.
(b)
Includes 42,000 Performance Shares which were legally granted in 2013 for which the 2014 performance goals were set by the Committee on March 31, 2014.  Also includes 87,734 shares which were additionally granted to two executive officers in connection with their departure effective March 31, 2014, which vested on April 1, 2014.

TSR-BASED AWARDS
Also on September 12, 2012, the Board of Directors of the Corporation approved the recommendations and ratified the determinations of the Committee with respect to new multi-year total stockholder return (“TSR”) based awards (the “TSR-Based Awards”) totaling 5,160 performance shares (the “TSR Performance Shares”) for those executive officers in place on such date, each TSR Performance Share evidencing the right to receive $1,000 in the Corporation’s common stock upon vesting.  In accordance with the amended and restated TSR-Based Awards agreements entered into between the Corporation and those executive officers in June 2013, the TSR Performance Shares may vest commencing December 31, 2014, with the number of TSR Performance Shares scheduled to be granted annually over the next four years.  The vesting of each tranche of TSR Performance Shares is subject to the attainment at each performance period end of a minimum stock price and either an absolute TSR target or a relative TSR target (the “TSR Performance Targets”) in comparison to a selection of Peer Group REITs, in each case as shall be fixed by the Committee for each performance period.  TSR, for purposes of the TSR-Based Performance Agreements, shall be equal to the share appreciation in the relevant period.  The Corporation granted 1,032 TSR Performance Shares in the year ended December 31, 2013, which were valued in accordance with ASC 718, Compensation - Stock Compensation, at their fair value, utilizing a Monte-Carlo simulation to estimate the probability of the vesting conditions being satisfied.  The Corporation has reserved shares of common stock under the 2004 Plan for issuance upon vesting of the TSR Performance Shares in accordance with the terms and conditions of the TSR-Based Awards.  In connection with the departure of two executive vice presidents effective March 31, 2014, the Corporation agreed to vest 357 TSR Performance Shares and to grant and accelerate the vesting of 528 TSR Performance Shares, for which the Corporation issued 45,062 shares of Common Stock on April 2, 2014.  See Note 15: Commitments and Contingencies – Departure of Executive Vice Presidents.

As of September 30, 2014, the Company had $1.6 million of total unrecognized compensation cost related to unvested stock compensation granted under the Corporation’s stock compensation plans.  That cost is expected to be recognized over a weighted average period of 1.3 years.

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

During the nine months ended September 30, 2014 and 2013, 15,230 and 16,332 deferred stock units were earned, respectively.  As of September 30, 2014 and December 31, 2013, there were 152,745 and 136,440 deferred stock units outstanding, respectively.

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

The following information presents the Company’s results for the three and nine months ended September 30, 2014 and 2013 in accordance with ASC 260, Earning Per Unit: (dollars in thousands, except per unit amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Computation of Basic EPU	2014	2013	2014	2013
Income (loss) from continuing operations	$2,085	$(46,046)	$41,804	$(29,506)
Add: Noncontrolling interest in consolidated joint ventures	145	1,838	757	1,962
Income (loss) from continuing operations available to common unitholders	2,230	(44,208)	42,561	(27,544)
Income from discontinued operations available to common
unitholders	-	49,485	-	72,218
Net income (loss) available to common unitholders	$2,230	$5,277	$42,561	$44,674

Weighted average common units	99,995	99,787	99,955	99,778

Basic EPU:
Income (loss) from continuing operations available to common unitholders	$0.02	$(0.44)	$0.43	$(0.28)
Income from discontinued operations available to common
unitholders	-	0.49	-	0.73
Net income (loss) available to common unitholders	$0.02	$0.05	$0.43	$0.45

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Computation of Diluted EPU	2014	2013	2014	2013
Income (loss) from continuing operations available to common unitholders	$2,230	$(44,208)	$42,561	$(27,544)
Income from discontinued operations for diluted earnings
per unit	-	49,485	-	72,218
Net income (loss) available to common unitholders	$2,230	$5,277	$42,561	$44,674

Weighted average common unit	100,052	99,787	100,014	99,778

Diluted EPU:
Income (loss) from continuing operations available to common unitholders	$0.02	$(0.44)	$0.43	$(0.28)
Income from discontinued operations available to common
unitholders	-	0.49	-	0.73
Net income (loss) available to common unitholders	$0.02	$0.05	$0.43	$0.45

The following schedule reconciles the units used in the basic EPU calculation to the units used in the diluted EPU calculation: (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Basic EPU units	99,995	99,787	99,955	99,778
Add: Restricted Stock Awards	57	-	59	-
Diluted EPU units	100,052	99,787	100,014	99,778

Contingently issuable shares under the TSR Award plan were excluded from the denominator in 2014 and 2013 because the criteria had not been met for the periods ended September 30, 2014 and September 30, 2013.  Not included in the computations of diluted EPU were 10,000 and 15,000 stock options as such securities were anti-dilutive during the periods ended September 30, 2014 and 2013, respectively.  Unvested restricted stock outstanding as of September 30, 2014 and 2013 were 304,816 and 351,592 shares, respectively.

Distributions declared per common unit for the three month periods ended September 30, 2014 and 2013 was $0.15 and $0.30 per unit, respectively.  Distributions declared per common unit for the nine month periods ended September 30, 2014 and 2013 was $0.60 and $1.05 per share, respectively.

12.           NONCONTROLLING INTERESTS IN CONSOLIDATED JOINT VENTURES

The Company consolidates certain joint ventures in which it has ownership interests.  Various entities and/or individuals hold noncontrolling interests in these ventures.

The following table reflects the activity of noncontrolling interests in consolidated joint ventures for the nine months ended September 30, 2014 and 2013, respectively (dollars in thousands):

	Nine Months Ended
	September 30,
	2014	2013
Balance at January 1	$55,283	$56,442
Net income	(757)	(1,962)
Increase in noncontrolling interest	487	1,570
Balance at September 30	$55,013	$56,050

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

Employees of the Corporation, who meet certain minimum age and service requirements, are eligible to participate in the Mack-Cali Realty Corporation 401(k) Savings/Retirement Plan (the “401(k) Plan”).  Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law.  The amounts contributed by employees are immediately vested and non-forfeitable.  The Corporation may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year.  Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Corporation at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Corporation.  All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year.  The assets of the 401(k) Plan are held in trust and a separate account is established for each participant.  A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Corporation.  Total expense recognized by the Company for the 401(k) Plan for the three months ended September 30, 2014 and 2013 was $24,000 and $24,000, respectively, and $77,000 and $91,000 for the nine months ended September 30, 2014 and 2013, respectively.

On September 12, 2012, the Board of Directors of the Corporation approved multi-year deferred retirement compensation agreements for those executive officers in place on such date (the “Deferred Retirement Compensation Agreements”).  Pursuant to the Deferred Retirement Compensation Agreements, the Corporation was to make annual contributions of stock units (“Stock Units”) representing shares of the Corporation’s common stock on January 1 of each year from 2013 through 2017 into a deferred compensation account maintained on behalf of each Messrs. Hersh, Lefkowitz and Thomas.  In connection with Messrs. Lefkowitz and Thomas’ separation from service to the Corporation effective March 31, 2014, the Company agreed to make cash payments totaling $1.2 million for all vested and unvested Stock Units and future cash contributions pursuant to their respective Deferred Retirement Compensation Agreements (see Note 15: Commitments and Contingencies – Departure of Executive Vice Presidents).  The annual contribution for Mr. Hersh will be in an amount of Stock Units equal to $500,000.  Vesting of each annual contribution of Stock Units will occur on December 31 of each year, subject to continued employment.  Upon the payment of dividends on the Corporation’s common stock, Mr. Hersh shall be entitled to dividend equivalent payments in respect of both vested and unvested Stock Units payable in the form of additional Stock Units.  The Stock Units shall become payable to Mr. Hersh within 30 days after the earliest of any of the following triggering events: (a) Mr. Hersh’s death or disability; (b) the date of Mr. Hersh’s separation from service to the Corporation; and (c) the effective date of a change in control, in each case as such terms are defined in Mr. Hersh’s employment agreement.  Upon the occurrence of a triggering event, the Stock Units shall be paid in cash based on the closing price of the Corporation’s common stock on the date of such triggering event.  The Corporation granted 36,347 Stock Units, including 966 additional Stock Units on accrued dividends, in the nine months ended September 30, 2014.  Total expense recognized by the Company under the Deferred Retirement Compensation Agreements for the three months ended September 30, 2014 and 2013 was $47,000 and $114,000, respectively, and $1.3 million (see Note 15: Commitments and Contingencies – Departure of Executive Vice Presidents) and $455,000 for the nine months ended September 30, 2014 and 2013, respectively.

14.      DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments at September 30, 2014 and December 31, 2013.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, receivables, notes receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2014 and December 31, 2013.

The fair value of the Company’s long-term debt, consisting of senior unsecured notes, an unsecured revolving credit facility and mortgages, loans payable and other obligations aggregated approximately $2,283,232,000 and $2,407,802,000 as compared to the book value of approximately $2,238,641,000 and $2,362,766,000 as of September 30, 2014 and December 31, 2013, respectively.  The fair value of the Company’s long-term debt is categorized as a level 3 basis (as provided by ASC 820, Fair Value Measurements and Disclosures).  The fair value is estimated using a discounted cash flow analysis valuation based on the borrowing rates currently available to the Company for loans with similar terms and maturities.  The fair value of the mortgage debt and the unsecured notes was determined by discounting the future contractual interest and principal payments by a market rate.  Although the Company has determined that the majority of the inputs used to value its derivative financial instruments fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative financial instruments utilize level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. As a result, the Company has determined that its derivative financial instruments valuations in their entirety are classified in level 2 of the fair value hierarchy.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2014 and December 31, 2013.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2014 and current estimates of fair value may differ significantly from the amounts presented herein.

15.      COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS
Pursuant to agreements with certain municipalities, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties and has tax abatement agreements on other properties, as follows:

The Harborside Plaza 4-A agreement with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years.  The annual PILOT is equal to two percent of Total Project Costs, as defined.  Total Project Costs are $49.5 million.  The PILOT totaled $247,000 and $247,000 for the three months ended September 30, 2014 and 2013, respectively, and $742,000 and $742,000 for the nine months ended September 30, 2014 and 2013, respectively.

The Harborside Plaza 5 agreement, also with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years.  The annual PILOT is equal to two percent of Total Project Costs, as defined.  Total Project Costs are $170.9 million.  The PILOT totaled $854,000 and $854,000 for the three months ended September 30, 2014 and 2013, respectively, and $2.6 million and $2.6 million for the nine months ended September 30, 2014 and 2013, respectively.

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

GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of September 30, 2014, are as follows: (dollars in thousands)

Year	Amount
October 1 through December 31, 2014	$92
2015	371
2016	371
2017	267
2018	232
2019 through 2084	15,818

Total	$17,151

Ground lease expense incurred by the Company during the three months ended September 30, 2014 and 2013 amounted to $102,000 and $102,000, respectively, and $305,000 and $305,000 for the nine months ended September 30, 2014 and 2013, respectively.

ROSELAND CONTINGENT CONSIDERATION
The purchase price for the Roseland Transaction included the fair value of contingent consideration pursuant to an earn-out (“Earn Out”) agreement of approximately $10 million.  The Earn Out largely represents contingent consideration and requires the Company to pay Roseland Partners up to an aggregate maximum of $15.6 million.  The Earn Out is based on defined criteria, as follows: (i) the Roseland Assets component of up to $8.6 million for the completion of certain developments ($2.8 million), and the start of construction on others ($2.8 million), obtaining tax credits/grants on others ($3.0 million), all of which are payable over various periods of up to three years; and (ii) total return to shareholders for up to an additional $7 million, based on a total return to shareholders measured on a three year cumulative basis and on discrete years, both on an absolute basis and in comparison to a peer group.  Each of the Earn Out elements were separately valued as of the acquisition date with an aggregate fair value of contingent consideration of approximately $10 million (representing $6.3 million for the Roseland Assets and $3.7 million for the total return to shareholders component).   During the three and nine months ended September 30, 2014, the Company recognized benefits of zero and  $380,000 related to a decline in fair value in the Earn Out liability, which is included in Interest and other investment income for the period.  Prospectively, the Earn Out liability will be remeasured at fair value quarterly until the contingency has been resolved, with any changes in fair value representing a charge or benefit directly to earnings (with no adjustment to purchase accounting).  The measures of the Earn Out are based on significant inputs that are not observable in the market, which ASC 820 refers to as level 3 inputs.  In addition to an appropriate discount rate, the key assumption affecting the valuation for the Roseland Assets component was the probability of occurrence of the payment events under the relevant provisions (management assumed between 92 and 99 percent for completion/start criteria and 50 percent for the tax credit/grant criteria in its initial valuation).  The valuation of the TRS component includes assumptions for the risk-free rate and various other factors (i.e., stock price, dividend levels and volatility) for the Company and the relevant peer group, as defined in the Earn Out agreement.  As a result of the achievement of certain of the defined criteria, the Company paid Roseland Partners $2.8 million on January 25, 2013, $1.4 million on March 21, 2014 and $1.4 million on September 17, 2014 related to the Roseland Assets component of the Earn Out.  On July 18, 2014, the Company agreed to pay $1 million of the $3 million Earn Out related to certain tax credits/grants.  The $1 million payment had previously been at the chief executive officer’s discretion and was being accrued over the three-year period as compensation expense, and not as contingent consideration of the purchase price.  As of September 30, 2014, the balance of the Earn Out liabilities amounted to $2.4 million.  See Roseland Transaction Modifications following in this Note.  The Company previously recorded the $2.8 million payment of contingent consideration described above in the nine-month period ended September 30, 2013 as a cash out flow from investing activity.   Management subsequently concluded that the payment should be appropriately classified as a cash out flow from financing activity and had reflected it as such in the annual financial statements for 2013.  The cash flow statement for the nine month period ended September 30, 2013 presented herein has been revised to reflect this change in classification.  The Company has determined that the impact to the 2013 quarterly financial statements is not material.

The purchase consideration for the Roseland Transaction is subject to the return of a portion of the purchase price of up to $2.0 million upon the failure to achieve a certain level of fee revenue from the Roseland Business during the 33-month period following the closing date.  Because the fee target was highly probable, no discount was ascribed to this contingently returnable consideration.  Also, at the closing, approximately $34 million in cash of the purchase price was deposited in escrow to secure certain of the indemnification obligations of Roseland Partners and its affiliates.  In April 2013, $6.7 million of the escrow was released to Roseland Partners and on July 18, 2014, the Company agreed to release all remaining escrow funds to Roseland Partners. See Roseland Transaction Modifications following in this Note.

DEPARTURE OF EXECUTIVE VICE PRESIDENTS
On March 3, 2014, the Company announced that Barry Lefkowitz was leaving his position as Executive Vice President and Chief Financial Officer of the Corporation effective March 31, 2014.  In connection with Mr. Lefkowitz’s departure, he received severance benefits payable pursuant to his employment agreement and outstanding equity compensation awards, including an aggregate cash payment of approximately $3.4 million, vesting of 11,457 newly issued shares of common stock of the Corporation, and vesting of 68,667 unvested shares of Restricted Stock Awards. The Company also will pay the premiums for the continuation of Mr. Lefkowitz’s existing health insurance for a period up to 48 months following March 31, 2014.

Also on March 3, 2014, the Company announced that Roger W. Thomas was leaving his position as Executive Vice President, General Counsel and Secretary of the Corporation effective March 31, 2014.  In connection with Mr. Thomas’ departure, he received severance benefits payable pursuant to his employment agreement and outstanding equity compensation awards, including an aggregate cash payment of approximately $3.1 million, acceleration and discretionary full vesting of 33,605 newly issued shares of common stock of the Corporation, and vesting of 41,000 unvested shares of Restricted Stock Awards. The Company also will pay the premiums for the continuation of Mr. Thomas’ existing health insurance for a period of up to 48 months following September 30, 2014. Mr. Thomas served as a consultant to the Corporation from April 1, 2014 through September 30, 2014 for an aggregate cash compensation of $300,000.

The Company’s total estimated costs for the departure of the two executive vice presidents of approximately $11 million during the nine months ended September 30, 2014 was included in general and administration expense (approximately $8 million was included in accounts payable, accrued expenses and other liabilities as of September 30, 2014).

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

The Company’s total estimated costs related to the Separation Agreements and Roseland Amendment of approximately $1.1 million in the three and nine months ended September 30, 2014 was included in general and administration expense.  Included in accounts payable, accrued expense and other liabilities as of September 30, 2014 was $2.6 million related to the Separation Agreements and Roseland Amendment.

OTHER
The Company may not dispose of or distribute certain of its properties, currently comprised of seven properties with an aggregate net book value of approximately $125.2 million, which were originally contributed by certain unrelated common unitholders, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Corporation’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Corporation’s Board of Directors; David S. Mack, director of the Corporation; Earle I. Mack, a former director of the Corporation; and Mitchell E. Hersh, president, chief executive officer and director of the Corporation), the Robert Martin Group (which includes Robert F. Weinberg, a former director of the Corporation and current member of its Advisory Board), and the Cali Group (which includes John R. Cali, a former director of the Corporation and current member of its Advisory Board).  110 of the Company’s properties, with an aggregate net book value of approximately $1.3 billion, have lapsed restrictions and are subject to these conditions.

In July 2012, the Company entered into a ground lease with Wegmans Food Markets, Inc. (“Wegmans”) at the Company’s undeveloped site located at Sylvan Way and Ridgedale Avenue in Hanover Township, New Jersey. Subject to receiving all necessary governmental approvals, Wegmans intends to construct a store of approximately 140,000 square feet on a finished pad to be delivered by the Company in the third quarter of 2015.  The Company expects to incur costs of approximately $15.7 million for the development of the site through the fourth quarter of 2016 (of which the Company has incurred $7.0 million through September 30, 2014).

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

Future minimum rentals to be received under non-cancelable commercial operating leases at September 30, 2014 are as follows (dollars in thousands):

Year	Amount
October 1 through December 31, 2014	$118,687
2015	445,922
2016	408,691
2017	357,819
2018	276,297
2019 and thereafter	1,067,223

Total	$2,674,639

Multi-family rental property residential leases are excluded from the above table as they generally expire within one year.

17.      SEGMENT REPORTING

The Company operates in three business segments: (i) commercial and other real estate, (ii) multi-family real estate, and (iii) multi-family services.  The Company provides leasing, property management, acquisition, development, construction and tenant-related services for its commercial and other real estate and multi-family real estate portfolio.  The Company’s multi-family services business also provides similar services for third parties.  The Company no longer considers construction services as a reportable segment as it has significantly reduced its operations.  The Company had no revenues from foreign countries recorded for the nine months ended September 30, 2014 and 2013.  The Company had no long lived assets in foreign locations as of September 30, 2014 and December 31, 2013.  The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties in each of its real estate segments (commercial and other, and multi-family) and from its multi-family services segment.

Selected results of operations for the three and nine months ended September 30, 2014 and 2013 and selected asset information as of September 30, 2014 and December 31, 2013 regarding the Company’s operating segments are as follows.  Amounts for prior periods have been restated to conform to the current period segment reporting presentation: (dollars in thousands)

	Real Estate
	Commercial		Multi-family		Corporate	Total
	& Other	Multi-family	Services		& Other (d)	Company
Total revenues:
Three months ended:
September 30, 2014	$142,486	$6,459	$8,300	(e)	$(1,756)	$155,489
September 30, 2013	155,129	3,736	6,867	(f)	(3,227)	162,505
Nine months ended:
September 30, 2014	447,779	18,593	22,650	(g)	(3,637)	485,385
September 30, 2013	469,026	8,673	18,745	(h)	5,320	501,764

Total operating and
interest expenses (a):
Three months ended:
September 30, 2014	$69,315	$3,271	$10,249		$27,582	$110,417
September 30, 2013	71,356	1,960	8,214		31,998	113,528
Nine months ended:
September 30, 2014	226,798	8,976	28,790		100,126	364,690
September 30, 2013	207,637	4,066	23,345		110,341	345,389

Equity in earnings (loss) of
unconsolidated joint ventures:
Three months ended:
September 30, 2014	$328	$(2,088)	$492		$-	$(1,268)
September 30, 2013	1,919	(2,830)	682		-	(229)
Nine months ended:
September 30, 2014	3,145	(6,566)	1,361		-	(2,060)
September 30, 2013	5,149	(7,890)	682		-	(2,059)

Net operating income (loss) (b):
Three months ended:
September 30, 2014	$73,499	$1,100	$(1,457)		$(29,338)	$43,804
September 30, 2013	85,692	(1,054)	(665)		(35,225)	48,748
Nine months ended:
September 30, 2014	224,126	3,051	(4,779)		(103,763)	118,635
September 30, 2013	266,538	(3,283)	(3,918)		(105,021)	154,316

Total assets:
September 30, 2014	$3,861,779	$460,998	$10,648		$23,772	$4,357,197
December 31, 2013	3,886,574	377,237	10,488		241,029	4,515,328

Total long-lived assets (c):
September 30, 2014	$3,333,851	$315,841	$3,909		$3,438	$3,657,039
December 31, 2013	3,620,494	240,501	3,468		3,730	3,868,193

Total investments in
unconsolidated joint ventures:
September 30, 2014	$82,012	$157,215	$540		$-	$239,767
December 31, 2013	53,160	127,276	693		-	181,129

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

(e)	Includes $1,199 of fees earned for this period from the multi-family real estate segment, which are eliminated in consolidation.
(f)	Includes $665 of fees earned for this period from the multi-family real estate segment, which are eliminated in consolidation.
(g)	Includes $2,962 of fees earned for this period from the multi-family real estate segment, which are eliminated in consolidation.
(h)	Includes $1,432 of fees earned for this period from the multi-family real estate segment, which are eliminated in consolidation.

The following schedule reconciles net operating income to net income available to common unitholders: (dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net operating income	$43,804	$48,748	$118,635	$154,316
Less:
Depreciation and amortization	(41,983)	(46,094)	(131,679)	(135,122)
Realized gains on disposition of
rental property, net	264	-	54,848	-
Impairments	-	(48,700)	-	(48,700)
Income (loss) from continuing operations	2,085	(46,046)	41,804	(29,506)
Discontinued operations:
Income from discontinued operations	-	2,164	-	11,842
Loss from early extinguishment of debt	-	-	-	(703)
Realized gains on disposition of
rental property, net	-	47,321	-	61,079
Total discontinued operations	-	49,485	-	72,218
Net income	2,085	3,439	41,804	42,712
Noncontrolling interest in consolidated joint ventures	145	1,838	757	1,962
Net income available to common unitholders	$2,230	$5,277	$42,561	$44,674

18.  IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

FASB Accounting Standards Update No. 2014-2015, Presentation of Financial Statements – Going Concern (Subtopic 205-40) – Disclosure about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB issued ASU 2014-15, which requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for the annual period ended December 31, 2016 and for annual periods and interim periods thereafter with early adoption permitted. The adoption of ASU 2014-15 is not expected to materially impact the Company’s consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of Mack-Cali Realty, L.P. and the notes thereto (collectively, the “Financial Statements”).  Certain defined terms used herein have the meaning ascribed to them in the Financial Statements.

Executive Overview

Mack-Cali Realty Corporation together with its subsidiaries, (the “Corporation” or the “General Partner”) is one of the largest real estate investment trusts (REITs) in the United States.  Mack-Cali Realty, L.P. (“the Company” or “Operating Partnership”) has been involved in all aspects of commercial real estate development, management and ownership for over 60 years and the Corporation has been a publicly-traded REIT since 1994.  As of September 30, 2014, the Company owns or has interests in 282 properties (collectively, the “Properties”), consisting of 266 commercial properties, primarily class A office and office/flex buildings, totaling approximately 31.5 million square feet, leased to approximately 2,000 commercial tenants and 16 multi-family rental properties containing approximately 4,940 residential units.  The Properties are located primarily in suburban markets of the Northeast, some with adjacent, Company-controlled developable land sites able to accommodate up to 5.7 million square feet of additional commercial space and up to 8,355 apartment units.

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

The Company’s core office markets continue to be weak.  The percentage leased in the Company’s consolidated portfolio of stabilized operating commercial properties aggregating 25 million, 26 million and 28 million square feet at September 30, 2014, June 30, 2014 and September 30, 2013, respectively was 83.7 percent leased at September 30, 2014 as compared to 83.7 percent leased at June 30, 2014 and 86.1 percent leased at September 30, 2013.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.  Leases that expired as of September 30, 2014, June 30, 2014 and September 30, 2013 aggregate 160,152, 101,880 and 62,054 square feet, respectively, or 0.6, 0.4 and 0.2 percentage of the net rentable square footage, respectively.  Rental rates (including escalations) on the Company’s commercial space that was renewed (based on first rents payable) during the three months ended September 30, 2014 (on 268,576 square feet of renewals) decreased an average of 4.8 percent compared to rates that were in effect under the prior leases, as compared to an 11.3 percent decrease during the three months ended September 30, 2013 (on 643,490 square feet of renewals).  Estimated lease costs for the renewed leases during the three months ended September 30, 2014 averaged $2.45 per square foot per year for a weighted average lease term of 3.4 years and estimated lease costs for the renewed leases during the three months ended September 30, 2013 averaged $2.01 per square foot per year for a weighted average lease term of 3.6 years.  The Company believes that commercial vacancy rates may continue to increase and commercial rental rates may continue to decline in some of its markets in 2014 and possibly beyond.  For example, a significant tenant aggregating 474,801 square feet and approximately $8.6 million in annualized base rent, whose lease expires in the near-term and is not renewing its lease.  As of September 30, 2014, commercial leases which comprise approximately 10.7 percent of the Company’s annualized base rent are scheduled to expire during the year ended December 31, 2015.  With the decline of rental rates in the Company’s office markets over the past few years, as leases expire in 2015, assuming no further changes in current market rental rates, the Company expects that the rental rates it is likely to achieve on new leases will generally be lower than the rates currently being paid, thereby resulting in less revenue from the same space.  As a result of the above factors, the Company’s future earnings and cash flow may continue to be negatively impacted by current market conditions affecting its commercial portfolio.

The Company expects that the continued impact of the current state of the economy, including historically weak employment in certain of its markets will continue to have a negative effect on the fundamentals of its business, including in particular lower occupancy and  reduced effective rents in respect of the Company’s commercial properties.  These conditions would negatively affect the Company’s future net income and cash flows and could have a material adverse effect on the Company’s financial condition.

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

The remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand our:

•	recent transactions;
•	critical accounting policies and estimates;
•	results of operations for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013 and
•	liquidity and capital resources.

Recent Transactions

Acquisitions
On April 10, 2014, the Company acquired Andover Place, a 220-unit multi-family rental property located in Andover, Massachusetts, for approximately $37.7 million in cash. The purchase price for the property was funded primarily through borrowings under the Company’s unsecured revolving credit facility.

Sales
The Company sold the following office properties during the nine months ended September 30, 2014 (dollars in thousands):

				Rentable	Net	Net
Sale			# of	Square	Sales	Book	Realized
Date	Property/Address	Location	Bldgs.	Feet	Proceeds	Value	Gain
04/23/14	22 Sylvan Way	Parsippany, New Jersey	1	249,409	$94,897	$60,244	$34,653
06/23/14	30 Knightsbridge Road (a)	Piscataway, New Jersey	4	680,350	54,641	52,361	2,280
06/23/14	470 Chestnut Ridge Road (a) (b)	Woodcliff Lake, New Jersey	1	52,500	7,195	7,109	86
06/23/14	530 Chestnut Ridge Road (a) (b)	Woodcliff Lake, New Jersey	1	57,204	6,299	6,235	64
06/27/14	400 Rella Boulevard	Suffern, New York	1	180,000	27,539	10,938	16,601
06/30/14	412 Mount Kemble Avenue (a)	Morris Township, New Jersey	1	475,100	44,751	43,851	900
07/29/14	17-17 Route 208 North (a) (b)	Fair Lawn, New Jersey	1	143,000	11,835	11,731	104
08/20/14	555, 565, 570 Taxter Road (a)	Elmsford, New York	3	416,108	41,057	41,057	-
08/20/14	200, 220 White Plains Road (a)	Tarrytown, New York	2	178,000	12,619	12,619	-
08/20/14	1266 East Main Street (a) (b)	Stamford, Connecticut	1	179,260	18,406	18,246	160

Totals:			16	2,610,931	$319,239	$264,391	$54,848

(a)
The Company completed the sale of these properties for approximately $221 million, comprised of: $192.5 million in cash from a combination of affiliates of Keystone Property Group’s (“Keystone Entities”) senior and pari-passu equity and mortgage financing; Company subordinated equity interests in each of the properties sold with capital accounts aggregating $21.2 million; and Company pari-passu equity interests in five of the properties sold aggregating $7.3 million.  Net sale proceeds from the sale aggregated $196.8 million which was comprised of the $221 million gross sales price less the subordinated equity interests of $21.2 million and $3 million in closing costs.  The purchasers of these properties are unconsolidated joint ventures formed between the Company and the Keystone Entities.  The senior and pari-passu equity will receive a 15 percent internal rate of return (“IRR”) after which the subordinated equity will receive a 10 percent IRR and then all distributable cash flow will be split equally between the Keystone Entities and the Company.  See Note 4: Investments in Unconsolidated Joint Ventures.  In connection with certain of these partial sale transactions, because the buyer received a preferential return on certain of the ventures for which the Company received subordinated equity interests the Company only recognized profit to the extent that they received net proceeds in excess of their entire carrying value of the properties, effectively reflecting their retained subordinated equity interest at zero.

(b)
The Company recorded an impairment charge of $20.7 million on these properties at December 31, 2013 as it estimated that the carrying value of the properties may not be recoverable over their anticipated holding periods.

On January 1, 2014, the Company early adopted the new discontinued operations accounting standard and as the properties sold in the nine months ended September 30, 2014 will not represent a strategic shift (as the Company is not entirely exiting markets or property types), they have not been reflected as part of discontinued operations.

Unconsolidated Joint Venture Activity
Pursuant to a developer agreement entered into in December 2011, on May 21, 2014, the Company entered into a joint venture agreement with Ironstate Harborside-A LLC (“ISA”) to form Harborside Unit A Urban Renewal, L.L.C. (“URL-Harborside”), a newly-formed joint venture that will develop, own and operate a high-rise tower of approximately 763 multi-family apartment units above a parking pedestal to be located on land contributed by the Company at its Harborside complex in Jersey City, New Jersey (the “URL Project”).  The construction of the URL Project is estimated to cost a total of approximately $320 million and is projected to be ready for occupancy by the fourth quarter of 2016.   The URL Project has been awarded up to $33 million in future tax credits (“URL Tax Credits”), subject to certain conditions, from the New Jersey Economic Development Authority.  The venture has an agreement to sell these credits, subject to certain conditions.  On August 1, 2014, the venture obtained a construction/permanent loan with a maximum borrowing amount of $192 million (with no balance currently outstanding as of September 30, 2014), which bears interest at a rate of 5.197 percent and matures in August 2029.  The Company currently expects that it will fund approximately $65.6 million of the remaining development costs of the project, net of the loan financing.

The Company owns an 85 percent interest in URL-Harborside and the remaining interest owned by ISA, with shared control over major decisions such as, approval of budgets, property financings and leasing guidelines.  Upon entering into the joint venture, the Company’s initial contribution was $30.6 million, which included a capital credit of $30 per approved developable square foot for its contributed land aggregating approximately $20.6 million with the balance consisting of previously incurred development costs, and ISA’s initial contribution was approximately $5.4 million.  Included in the Company’s investment in the unconsolidated joint venture is its land contribution with a carrying amount of $5.5 million.  The Company has funded an additional $12.6 million in development costs for the venture through September 30, 2014.

On June 6, 2014, the Company and an affiliate of Keystone Property Group (“KPG”) acquired 50 percent tenants-in-common interests each for $62.5 million in Curtis Center, an 885,000 square foot commercial office property  located at 601 Walnut Street in Philadelphia, Pennsylvania (the “Curtis Center Property”), which amounted to a total purchase of  approximately $125.0 million for the property.  In connection with the transaction, the Company provided short-term loans to KPG affiliates, as follows:  a 90-day, $52.3 million loan which bore interest at an annual rate of 3.5 percent payable at maturity, which was collateralized by the KPG affiliates’ interest in the Curtis Center Property; and a 90-day, $10 million loan which also bore interest at an annual rate of 3.5 percent payable at maturity.  The $10 million loan was repaid in full on September 2, 2014 and the $52.3 million loan was subsequently repaid in full on October 1, 2014.  The investments were funded by the Company primarily through borrowing under its revolving credit facility.  The venture plans to reposition the property into a mixed-use property by converting a portion of existing office space into multi-family rental apartments.

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

On August 15, 2014, the Company acquired the equity interests of its joint venture partner in Overlook Ridge, L.L.C, Overlook Ridge JV, L.L.C. and Overlook Ridge JV 2C/3B, L.L.C. for $16.6 million, which was funded primarily through borrowing under the Company’s unsecured revolving credit facility.  As a result, the Company increased its ownership to 100 percent of the developable land and now consolidates these entities, which were previously accounted for through unconsolidated joint ventures (collectively, the “Consolidated Land”); and acquired an additional 25 percent, for a total of 50 percent of its subordinated, unconsolidated interests in two operating multi-family properties owned by those entities.  See Note 4: Investments in Unconsolidated Joint Ventures.  In conjunction with the Company’s acquisition of the Consolidated Land, the Company assumed loans with a total principal balance of $22.8 million, which bear interest in the range of LIBOR plus 2.50 to 3.50 percent.  See Note 10: Mortgages, Loans Payable and Other Obligations.

For the nine months ended September 30, 2014, included in general and administrative expense was an aggregate of approximately $1.9 million in transactions costs related to the Company’s property and joint venture acquisitions.

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

Rental Property:
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Acquisition-related costs are expensed as incurred.   Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Interest capitalized by the Company for the nine months ended September 30, 2014 and 2013 was $10.7 million and $10.3 million, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

Derivative Instruments:
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

Results From Operations

The following comparisons for the three and nine months ended September 30, 2014 (“2014”), as compared to the three and nine months ended September 30, 2013 (“2013”), make reference to the following:  (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Company at June 30, 2013, (for the three-month period comparisons), and which represent all in-service properties owned by the Company at December 31, 2012 (for the nine-month period comparisons), excluding properties sold through September 30, 2014; (ii) the effect of the “Acquired Properties,” which represent all properties acquired by the Company or commencing initial operation from July 1, 2013 through September 30, 2014 (for the three-month period comparisons), and which represents all properties acquired by the Company or commencing initial operations from January 1, 2013 through September 30, 2014 (for the nine-month period comparisons), and (iii) the effect of “Properties Sold in 2014,” which represent properties sold by the Company during the nine months ended September 30, 2014.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

	Three Months Ended
	September 30,		Dollar	Percent
(dollars in thousands)	2014	2013	Change	Change
Revenue from rental operations and other:
Base rents	$125,793	$134,882	$(9,089)	(6.7)%
Escalations and recoveries from tenants	19,172	17,173	1,999	11.6
Parking income	2,255	1,642	613	37.3
Other income	647	1,127	(480)	(42.6)
Total revenues from rental operations	147,867	154,824	(6,957)	(4.5)

Property expenses:
Real estate taxes	22,154	20,572	1,582	7.7
Utilities	15,701	18,043	(2,342)	(13.0)
Operating services	26,519	25,852	667	2.6
Total property expenses	64,374	64,467	(93)	(0.1)

Non-property revenues:
Construction services	-	678	(678)	(100.0)
Real estate services	7,622	7,003	619	8.8
Total non-property revenues	7,622	7,681	(59)	(0.8)

Non-property expenses:
Direct construction costs	-	609	(609)	(100.0)
Real estate services expenses	6,933	5,552	1,381	24.9
General and administrative	12,665	12,151	514	4.2
Depreciation and amortization	41,983	46,094	(4,111)	(8.9)
Impairments	-	48,700	(48,700)	(100.0)
Total non-property expenses	61,581	113,106	(51,525)	(45.6)
Operating income (loss)	29,534	(15,068)	44,602	296.0
Other (expense) income:
Interest expense	(27,353)	(30,936)	3,583	11.6
Interest and other investment income	908	187	721	385.6
Equity in earnings (loss) of unconsolidated joint ventures	(1,268)	(229)	(1,039)	(453.7)
Realized gains (losses) on disposition
of rental property, net	264	-	264	-
Total other (expense) income	(27,449)	(30,978)	3,529	11.4
Income (loss) from continuing operations	2,085	(46,046)	48,131	104.5
Discontinued operations:
Income from discontinued operations	-	2,164	(2,164)	(100.0)
Realized gains (losses) on disposition
of rental property, net	-	47,321	(47,321)	(100.0)
Total discontinued operations, net	-	49,485	(49,485)	(100.0)
Net income	2,085	3,439	(1,354)	(39.4)
Noncontrolling interest in consolidated joint ventures	145	1,838	(1,693)	(92.1)
Net income available to common unitholders	$2,230	$5,277	$(3,047)	(57.7)%

The following is a summary of the changes in revenue from rental operations and property expenses in 2014 as compared to 2013 divided into Same-Store Properties and Acquired Properties (dollars in thousands):

	Total		Same-Store		Acquired		Properties
	Company		Properties		Properties		Sold in 2014
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change	Change	Change
Revenue from rental
operations and other:
Base rents	$(9,089)	(6.7)%	$(2,757)	(2.0)%	$2,615	1.9%	$(8,947)	(6.6)%
Escalations and recoveries
from tenants	1,999	11.6	3,923	22.8	34	0.2	(1,958)	(11.4)
Parking income	613	37.3	(40)	(2.5)	657	40.0	(4)	(0.2)
Other income	(480)	(42.6)	(529)	(46.9)	49	4.3	-	-
Total	$(6,957)	(4.5)%	$597	0.4%	$3,355	2.2%	$(10,909)	(7.1)%

Property expenses:
Real estate taxes	$1,582	7.7%	$2,839	13.8%	$337	1.6%	$(1,594)	(7.7)%
Utilities	(2,342)	(13.0)	(486)	(2.7)	140	0.8	(1,996)	(11.1)
Operating services	667	2.6	1,672	6.5	760	2.9	(1,765)	(6.8)
Total	$(93)	(0.1)%	$4,025	6.3%	$1,237	1.9%	$(5,355)	(8.3)%

OTHER DATA:
Number of Consolidated Properties	232		227		5		16
Commercial Square feet (in thousands)	25,364		25,341		23		2,611
Multi-family portfolio (number of units)	1,301		722		579		-

Base rents for the Same-Store Properties decreased $2.8 million, or 2.0 percent, for 2014 as compared to 2013, due primarily to a decrease in occupancy and rental rates in 2014 as compared to 2013.  Escalations and recoveries from tenants for the Same-Store Properties increased $3.9 million, or 22.8 percent, for 2014 over 2013 due primarily to the reimbursement of higher operating expenses in 2014 as compared to 2013.  Parking income for the Same-Store Properties was relatively unchanged for 2014 as compared to 2013.  Other income for the Same-Store Properties decreased $0.5 million, or 46.9 percent, due primarily to less overall other income items in 2014.

Real estate taxes on the Same-Store Properties increased $2.8 million, or 13.8 percent, for 2014 as compared to 2013. The change in real estate taxes principally results from a decrease in tax appeal proceeds received in 2014 as compared to 2013.  Real estate taxes, without the effect of net tax appeal proceeds, increased $1.2 million, or 6.0 percent, for 2014 as compared to 2013 due primarily to increased rates.  Utilities for the Same-Store Properties decreased $0.5 million, or 2.7 percent, for 2014 as compared to 2013, due primarily to decreased usage in 2014 as compared to 2013.  Operating services for the Same-Store Properties increased $1.7 million, or 6.5 percent, due primarily to an increase in repairs and maintenance and salaries and related costs of $0.9 million and in insurance costs of $0.5 million for 2014 as compared to 2013.

Construction services revenue decreased $0.7 million, or 100.0 percent, in 2014 as compared to 2013, due to the Company’s phase out of this business segment.  Real estate services revenues (primarily reimbursement of property personnel costs) increased by $0.6 million, or 8.8 percent, for 2014 as compared to 2013, due primarily to an increase in salary reimbursement income for 2014 as compared to 2013.

Direct construction costs decreased $0.6 million, or 100.0 percent, in 2014 as compared to 2013, due to the Company’s phase out of  this business segment.

Real estate services expenses increased $1.4 million, or 24.9 percent, for 2014 as compared to 2013.  This increase was due to primarily to increased compensation and related costs, due to increased activity in multifamily services.

General and administrative expenses increased $0.5 million in 2014 as compared to 2013, which was primarily due to increased marketing costs in 2014, as compared to 2013.

Depreciation and amortization decreased by $4.1 million, or 8.9 percent, for 2014 over 2013.  This decrease was due primarily to a decrease of $2.6 million for the Same-Store Properties due to assets becoming fully amortized, and a decrease of $3.1 million for 2014 as compared to 2013 for the properties sold in 2014 (which were not classified as discontinued operations).  These were partially offset by an increase of $1.6 million for 2014 as compared to 2013 for the Acquired Properties.

The Company recorded $48.7 million in impairment charges in 2013, primarily on nine properties to reduce their carrying values to their estimated fair market values.

Interest expense decreased by $3.6 million, or 11.6 percent, for 2014 as compared to 2013.  This decrease was primarily the result of lower overall average debt balances in 2014 as compared to 2013.

Interest and other investment income increased $0.7 million, or 385.6 percent, for 2014 as compared to 2013.  This was primarily due to interest income on higher average notes receivable balances in 2014.

Equity in earnings of unconsolidated joint ventures decreased $1.0 million, or 453.7 percent, for 2014 as compared to 2013.  The decrease was due primarily to a loss in 2014 of $0.7 million from the Keystone-TriState venture (which was entered into in 2014), decreased income of $0.5 million from the Stamford SM venture (due to the venture’s note receivable being repaid in 2014), an increased loss of $0.4 million from the PruRose Riverwalk G venture, and a loss of $0.4 million from the KPG-P 100 IMW venture, which was entered into in late 2013.  These were partially offset by increased income of $1.2 million from the Crystal House Apartments Investors venture in 2014.

The Company had realized gains on disposition of rental property of $0.3 million in 2014 (which were not classified as discontinued operations).  See Note 3: Real Estate Transactions – Sales – to the Financial Statements.

Income from continuing operations increased to $2.1 million in 2014 from a loss of $46.0 million in 2013.  The increase of $48.1 million was due to the factors discussed above.

Net income available to common unitholders decreased by $3.0 million, or 57.7 percent, from $5.3 million in 2013 to approximately $2.3 million in 2014.  The decrease was primarily the result of realized gains on disposition of rental property, net of $47.3 million in 2013 (which were classified as discontinued operations), a decrease in income from discontinued operations of approximately $2.1 million for 2014 as compared to 2013 and a decrease in noncontrolling interest in consolidated joint ventures of $1.7 million for 2014 as compared to 2013.  These were partially offset by an increase in income from continuing operations of $48.1 million from 2014 as compared to 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

	Nine Months Ended
	September 30,		Dollar	Percent
(dollars in thousands)	2014	2013	Change	Change
Revenue from rental operations and other:
Base rents	$393,054	$403,943	$(10,889)	(2.7)%
Escalations and recoveries from tenants	61,736	54,117	7,619	14.1
Parking income	6,605	4,631	1,974	42.6
Other income	2,667	3,335	(668)	(20.0)
Total revenues from rental operations	464,062	466,026	(1,964)	(0.4)

Property expenses:
Real estate taxes	69,880	62,055	7,825	12.6
Utilities	58,555	48,070	10,485	21.8
Operating services	83,581	76,487	7,094	9.3
Total property expenses	212,016	186,612	25,404	13.6

Non-property revenues:
Construction services	-	15,650	(15,650)	(100.0)
Real estate services	21,323	20,088	1,235	6.1
Total non-property revenues	21,323	35,738	(14,415)	(40.3)

Non-property expenses:
Direct construction costs	-	14,945	(14,945)	(100.0)
Real estate services expenses	20,213	15,809	4,404	27.9
General and administrative	49,219	37,235	11,984	32.2
Depreciation and amortization	131,679	135,122	(3,443)	(2.5)
Impairments	-	48,700	(48,700)	(100.0)
Total non-property expenses	201,111	251,811	(50,700)	(20.1)
Operating income	72,258	63,341	8,917	14.1
Other (expense) income:
Interest expense	(85,458)	(92,075)	6,617	7.2
Interest and other investment income	2,216	1,287	929	72.2
Equity in earnings (loss) of unconsolidated joint ventures	(2,060)	(2,059)	(1)	-
Realized gains (losses) on disposition
of rental property, net	54,848	-	54,848	-
Total other (expense) income	(30,454)	(92,847)	62,393	67.2
Income (loss) from continuing operations	41,804	(29,506)	71,310	241.7
Discontinued operations:
Income from discontinued operations	-	11,842	(11,842)	(100.0)
Loss from early extinguishment of debt	-	(703)	703	100.0
Realized gains (losses) on disposition
of rental property, net	-	61,079	(61,079)	(100.0)
Total discontinued operations, net	-	72,218	(72,218)	(100.0)
Net income	41,804	42,712	(908)	(2.1)
Noncontrolling interest in consolidated joint ventures	757	1,962	(1,205)	(61.4)
Net income available to common unitholders	$42,561	$44,674	$(2,113)	(4.7)%

The following is a summary of the changes in revenue from rental operations and property expenses in 2014 as compared to 2013 divided into Same-Store Properties and Acquired Properties (dollars in thousands):

	Total		Same-Store		Acquired		Properties
	Company		Properties		Properties		Sold in 2014
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change	Change	Change
Revenue from rental
operations and other:
Base rents	$(10,889)	(2.7)%	$(10,497)	(2.6)%	$10,995	2.7%	$(11,387)	(2.8)%
Escalations and recoveries
from tenants	7,619	14.1	8,415	15.6	924	1.7	(1,720)	(3.2)
Parking income	1,974	42.6	(174)	(3.8)	2,152	46.5	(4)	(0.1)
Other income	(668)	(20.0)	(1,207)	(36.2)	569	17.1	(30)	(0.9)
Total	$(1,964)	(0.4)%	$(3,463)	(0.7)%	$14,640	3.1%	$(13,141)	(2.8)%

Property expenses:
Real estate taxes	$7,825	12.6%	$6,824	11.0%	$2,176	3.5%	$(1,175)	(1.9)%
Utilities	10,485	21.8	10,391	21.6	689	1.4	(595)	(1.2)
Operating services	7,094	9.3	6,473	8.5	2,209	2.9	(1,588)	(2.1)
Total	$25,404	13.6%	$23,688	12.7%	$5,074	2.7%	$(3,358)	(1.8)%

OTHER DATA:
Number of Consolidated Properties	232		224		8		16
Commercial Square feet (in thousands)	25,363		25,137		226		2,611
Multi-family portfolio (number of units)	1,301		-		1,301		-

Base rents for the Same-Store Properties decreased $10.5 million, or 2.6 percent, for 2014 as compared to 2013, due primarily to a decrease in occupancy and rental rates in 2014 as compared to 2013.  Escalations and recoveries from tenants for the Same-Store Properties increased $8.4 million, or 15.6 percent, for 2014 over 2013 due primarily to the reimbursement of increased operating expenses for 2014 as compared to 2013.  Parking income for the Same-Store Properties decreased $0.2 million, or 3.8 percent for 2014 as compared to 2013, due primarily to decreased parking demand during the period.  Other income for the Same-Store Properties decreased $1.2 million, or 36.2 percent, due primarily to a decrease in lease breakage fees recognized in 2014 as compared to 2013.

Real estate taxes on the Same-Store Properties increased $6.8 million, or 11.0 percent, for 2014 as compared to 2013. The change in real estate taxes principally results from a decrease in tax appeal proceeds received in 2014 as compared to 2013.  Real estate taxes, without the effect of net tax appeal proceeds, increased $1.2 million, or 1.9 percent, due primarily to increased rates.  Utilities for the Same-Store Properties increased $10.4 million, or 21.6 percent, for 2014 as compared to 2013, due primarily to sharply increased electricity rates in 2014 as compared to 2013.  As more fully discussed in the “Executive Overview”, extended winter freeze conditions in early 2014 caused record electricity demand, and combined with reduced actual gas production and distribution disruptions, resulted in significant market price increases for electricity during the period.  Operating services for the Same-Store Properties increased $6.5 million, or 8.5 percent, due primarily to an increase in maintenance, repair and salary costs of $4.0 million and in insurance costs of $1.0 million for 2014 as compared to 2013.

Construction services revenue decreased $15.7 million, or 100.0 percent, in 2014 as compared to 2013, due to the Company’s phase out of this business segment.  Real estate services revenues (primarily reimbursement of property personnel costs) increased by $1.2 million, or 6.1 percent, for 2014 as compared to 2013, due primarily to an increase in salary reimbursement income for 2014 as compared to 2013.

Direct construction costs decreased $14.9 million, or 100.0 percent, in 2014 as compared to 2013, due to the Company’s phase out of this business segment.

Real estate services expenses increased $4.4 million, or 27.9 percent, for 2014 as compared to 2013.  This increase was due primarily to increased compensation and related costs, due to increased activity in multifamily services.

General and administrative expenses increased $12.0 million in 2014 as compared to 2013.  This increase was primarily due to approximately $11.0 million of severance costs related to the departure of two of the Company’s executive vice presidents in 2014 and acquisition transaction costs of $1.9 million in 2014.

Depreciation and amortization decreased by $3.4 million, or 2.5 percent, for 2014 over 2013.  This decrease was due primarily to a decrease of $1.8 million for the Same-Store Properties due to assets becoming fully amortized, and a decrease of $4.6 million for 2014 as compared to 2013 for the properties sold in 2014 (which were not classified as discontinued operations).  These were partially offset by an increase of $3.0 million for 2014 as compared to 2013 for the Acquired Properties.

The Company recorded $48.7 million in impairment charges in 2013, primarily on nine properties to reduce their carrying values to their estimated fair market values.

Interest expense decreased by $6.6 million, or 7.2 percent, for 2014 as compared to 2013.  This decrease was primarily the result of lower overall average debt balances in 2014 as compared to 2013.

Interest and other investment income increased $0.9 million, or 72.2 percent, for 2014 as compared to 2013.  This was primarily due to higher average notes receivable balances in 2014.

Equity in earnings of unconsolidated joint ventures was relatively unchanged for 2014 as compared to 2013.  There were increases due primarily to increased income of $2.5 million from the Crystal House Apartments Investors venture (which was entered into in March 2013), increased income of $0.5 million from the Marbella RoseGarden venture and increased income of $0.5 million from the Harborside South Pier venture.  These were partially offset by a loss of $1.5 million from the KPG-P 100 IMW venture, which was entered into in late 2013, an increased loss of $1.2 million from the PruRose Riverwalk G venture for 2014 as compared to 2013, and a loss in 2014 of $0.7 million from the Keystone-TriState venture (which was entered into in 2014).

The Company had realized gains on disposition of rental property of $54.8 million in 2014 (which were not classified as discontinued operations).  See Note 3: Real Estate Transactions – Sales – to the Financial Statements.

Income from continuing operations increased to $41.8 million in 2014 from a loss of $29.5 million in 2013.  The increase of $71.3 million was due to the factors discussed above.

Net income available to common unitholders decreased by $2.1 million, or 4.7 percent, from $44.7 million in 2013 to $42.6 million in 2014.  The decrease was primarily the result of realized gains on disposition of rental property, net of $61.1 million in 2013 (which were classified as discontinued operations), a decrease in income from discontinued operations of $11.8 million for 2014 as compared to 2013 and a decrease in noncontrolling interest in consolidated joint ventures of $1.2 million for 2014 as compared to 2013.  These were partially offset by an increase in income from continuing operations of $71.3 million for 2014 as compared to 2013 and a loss on early extinguishment of debt of $0.7 million in 2013.

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

Construction Projects:
Pursuant to a developer agreement entered into in December 2011, on May 21, 2014, the Company entered into a joint venture agreement with Ironstate Harborside-A LLC (“ISA”) to form Harborside Unit A Urban Renewal, L.L.C. (“URL-Harborside”), a newly-formed joint venture that will develop, own and operate a high-rise tower of approximately 763 multi-family apartment units above a parking pedestal to be located on land contributed by the Company at its Harborside complex in Jersey City, New Jersey (the “URL Project”).  The construction of the URL Project is estimated to cost a total of approximately $320 million (of which development costs of $52.9 million have been incurred by URL-Harborside through September 30, 2014).  The URL Project is projected to be ready for occupancy by the fourth quarter of 2016.   The URL Project has been awarded up to $33 million in future tax credits (“URL Tax Credits”), subject to certain conditions, from the New Jersey Economic Development Authority.  The venture has an agreement to sell these credits, subject to certain conditions.   On August 1, 2014, the venture obtained a construction/permanent loan with a maximum borrowing amount of $192 million (with no balance currently outstanding as of September 30, 2014), which bears interest at a rate of 5.197 percent and matures in August 2029.  The Company currently expects that it will fund approximately $65.6 million of the remaining development costs of the project, net of the loan financing.

The Company owns an 85 percent interest in URL-Harborside and the remaining interest owned by ISA, with shared control over major decisions such as, approval of budgets, property financings and leasing guidelines.  Upon entering into the joint venture, the Company’s initial contribution was $30.6 million, which included a capital credit of $30 per approved developable square foot for its contributed land aggregating approximately $20.6 million with the balance consisting of previously incurred development costs, and ISA’s initial contribution was approximately $5.4 million.  The Company has funded an additional $12.6 million in development costs for the venture through September 30, 2014.

In July 2012, the Company entered into a ground lease with Wegmans Food Markets, Inc. (“Wegmans”) at the Company’s undeveloped site located at Sylvan Way and Ridgedale Avenue in Hanover Township, New Jersey. Subject to receiving all necessary governmental approvals, Wegmans intends to construct a store of approximately 140,000 square feet on a finished pad to be delivered by the Company in the third quarter of 2015.  The Company expects to incur costs of approximately $15.7 million for the development of the site through the fourth quarter of 2016 (of which the Company has incurred $7.0 million through September 30, 2014).

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

Property Lock-Ups:
The Company may not dispose of or distribute certain of its properties, currently comprised of seven properties with an aggregate net book value of approximately $125.2 million, which were originally contributed by certain unrelated common unitholders of the Company, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Corporation’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Corporation’s Board of Directors; David S. Mack, director of the Corporation; Earle I. Mack, a former director of the Corporation; and Mitchell E. Hersh, president, chief executive officer and director of the Corporation), the Robert Martin Group (which includes Robert F. Weinberg, a former director of the Corporation and current member of its Advisory Board), and the Cali Group (which includes John R. Cali, a former director of the Corporation and current member of its Advisory Board).  As of September 30, 2014, 110 of the Company’s properties, with an aggregate net book value of approximately $1.3 billion, have lapsed restrictions and are subject to these conditions.

Unencumbered Properties:
As of September 30, 2014, the Company had 207 unencumbered properties with a carrying amount of $2.5 billion representing 88.8 percent of the Company’s total consolidated property count.

Cash Flows

Cash and cash equivalents decreased by $116.2 million to $105.5 million at September 30, 2014, compared to $221.7 million at December 31, 2013.  This decrease is comprised of the following net cash flow items:

(1)	$115.5 million provided by operating activities.

(2)	$65.9 million used in investing activities, consisting primarily of the following:

(a)	$62.3 million used for the issuance of notes and mortgage receivables; plus
(b)	$77.1 million used for additions to rental property and improvements; plus
(c)	$46.9 million used for rental property acquisitions and related intangibles; plus
(d)	$4.8 million used for the development of rental property, other related costs and deposits; plus
(e)	$57.6 million used for investments in unconsolidated joint ventures; plus
(f)	$6.7 million used for restricted cash; minus
(g)	$274.8 million from proceeds from the sale of rental property; minus
(h)	$36.3 million received from distributions in excess of cumulative earnings from unconsolidated joint ventures; minus
(i)	$10.3 million from repayments of notes receivable.

(3)	$297.6 million used in financing activities, consisting primarily of the following:

(a)	$200.0 million used for repayments of senior unsecured notes; plus
(b)	$74.8 million used for payments of dividends and distributions; plus
(c)	$5.2 million used for the payments of contingent consideration payments; plus
(d)	$44.8 million used for repayments of mortgages, loans payable and other obligations; plus
(e)	$262.3 million used for repayments of revolving credit facility; plus
(f)	$1.0 million used for repayment of finance costs; minus
(g)	$262.3 million from borrowings under the revolving credit facility; minus
(h)	$28.4 million from proceeds received from mortgages.

Debt Financing

Summary of Debt:
The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of September 30, 2014:

	Balance		Weighted Average		Weighted Average
	($000’s)	% of Total	Interest Rate (a)		Maturity in Years
Fixed Rate Unsecured Debt and
Other Obligations	$1,417,439	63.32%	4.92%		4.87
Fixed Rate Secured Debt	625,776	27.95%	7.73%		2.77
Variable Rate Secured Debt	195,426	8.73%	3.86%		1.59

Totals/Weighted Average:	$2,238,641	100.00%	5.62%	(b)	4.00

(a)	The actual weighted average LIBOR rate for the Company’s variable rate debt was 0.17 percent as of September 30, 2014, plus the applicable spread.
(b)
Excludes amortized deferred financing costs pertaining to the Company’s unsecured revolving credit facility which amounted to $0.7 million and $2.0 million for the three and nine months ended September 30, 2014, respectively.

Debt Maturities:
Scheduled principal payments and related weighted average annual effective interest rates for the Company’s debt as of September 30, 2014 are as follows:

	Scheduled	Principal		Weighted Avg.
	Amortization	Maturities	Total	Effective Interest Rate of
Period	($000’s)	($000’s)	($000’s)	Future Repayments (a)
October 1 to December 31, 2014	$2,305	$133,484	$135,789	8.67%
2015	8,539	220,646	229,185	4.54%
2016	8,311	333,272	341,583	6.97%
2017	7,275	391,369	398,644	4.11%
2018	7,311	231,537	238,848	6.67%
Thereafter	658	906,566	907,224	5.32%
Sub-total	34,399	2,216,874	2,251,273
Adjustment for unamortized debt
discount/premium, net, as of
September 30, 2014	(12,632)	-	(12,632)

Totals/Weighted Average	$21,767	$2,216,874	$2,238,641	5.62%	(b)

(a)	The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.17 percent as of September 30, 2014, plus the applicable spread.
(b)
Excludes amortized deferred financing costs pertaining to the Company’s unsecured revolving credit facility which amounted to $0.7 million and $2.0 million for the three and nine months ended September 30, 2014, respectively.

Senior Unsecured Notes:
On February 18, 2014, the Company repaid its $200 million face amount of 5.125 percent senior unsecured notes at their maturity, using available cash and borrowing on the Company’s unsecured revolving credit facility.

The terms of the Company’s senior unsecured notes (which totaled approximately $1.4 billion as of September 30, 2014) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

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

As of October 20, 2014, the Company had no outstanding borrowings under its unsecured revolving credit facility.

Money Market Loan:
The Company entered into an agreement with JPMorgan Chase Bank to participate in a noncommitted money market loan program (“Money Market Loan”).  The Money Market Loan is an unsecured borrowing of up to $75 million arranged by JPMorgan Chase Bank with maturities of 30 days or less.  The rate of interest on the Money Market Loan borrowing is set at the time of each borrowing.  As of September 30, 2014, the Company had no outstanding borrowings under its Money Market Loan program.

Mortgages, Loans Payable and Other Obligations and Notes Receivables:
On April 10, 2014, the Company obtained a $27.5 million mortgage loan, collateralized by its property located in Rahway, New Jersey.  The loan bears interest of LIBOR plus 1.75 percent and matures in April 2019 with two one-year extension options, subject to certain conditions, with a fee of 125 basis points.  The loan is interest-only during the initial three-year term.

On June 6, 2014, the Company and an affiliate of KPG acquired 50 percent tenants-in-common interests each for $62.5 million in the Curtis Center Property, which amounted to a total purchase of  approximately $125.0 million for the property.  In connection with the transaction, the Company provided short-term loans to KPG affiliates, as follows:  a 90-day, $52.3 million loan which bore interest at an annual rate of 3.5 percent payable at maturity, which was collateralized by the KPG affiliates’ interest in the Curtis Center Property; and a 90-day, $10 million loan which also bore interest at an annual rate of 3.5 percent payable at maturity.  The investments were funded by the Company primarily through borrowing under its revolving credit facility.  The $10 million loan was repaid in full on September 2, 2014 and the $52.3 million loan was subsequently repaid in full on October 1, 2014.

On October 1, 2014, the Company obtained $64.0 million in mortgage loan proceeds, representing its 50 percent interest in a $102 million senior loan with a current rate of 3.45 percent at September 30, 2014 and its 50 percent interest in a $26 million mezzanine loan (with a maximum borrowing capacity of $48 million) with a current rate of 9.65 percent at September 30, 2014.  These loans are scheduled to mature in October 2016 and are collateralized by the Curtis Center Property.  The senior loan rate is based on a floating rate of one-month LIBOR plus 329 basis points and the mezzanine loan rate is based on a floating rate of one-month LIBOR plus 950 basis points.  Both loans have LIBOR caps for the period.  The loans provide for three one-year extension options.

The Company has other mortgages, loans payable and other obligations which consist of various loans collateralized by certain of the Company’s rental properties.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

Joint Venture Activity:
On August 6, 2014, the Stamford SM LLC joint venture received repayment in full on the joint venture’s senior mezzanine note receivable, of which the Company received a distribution of $37.8 million from the venture representing its share of the net proceeds.

Debt Strategy:
The Company does not intend to reserve funds to retire the Company’s senior unsecured notes, outstanding borrowings under its unsecured revolving credit facility, or its mortgages, loans payable and other obligations upon maturity.  Instead, the Corporation or Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates.  If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility.  As of October 20, 2014, the Company had no outstanding borrowings under its unsecured revolving credit facility and under the Money Market Loan.  The Company is reviewing various financing and refinancing options, including the purchase of its senior unsecured notes in privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt, common and preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed in 2014.  The Company currently anticipates that its available cash and cash equivalents, cash flows from operating activities and proceeds from the sale of office properties, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs in the short term.  However, if these sources of funds are insufficient or unavailable, due to current economic conditions or otherwise, or if capital needs to fund acquisition and development opportunities in the multi-family rental sector arise, the Corporation’s ability to make the expected distributions discussed in “REIT Restrictions” above may be adversely affected.

Equity Financing and Registration Statements

Common Equity:
The following table presents the changes in the Corporation’s issued and outstanding shares of Common Stock and the Company’s Common Units for the nine months ended September 30, 2014:

	Common	Common
	Stock	Units	Total
Outstanding at January 1, 2014	88,247,591	11,864,775	100,112,366
Common units redeemed for Common Stock	772,731	(772,731)	-
Shares issued under Dividend Reinvestment
and Stock Purchase Plan	5,152	-	5,152
Restricted shares issued, net of cancellations	29,746	-	29,746

Outstanding at September 30, 2014	89,055,220	11,092,044	100,147,264

Share Repurchase Program:
The Corporation has a share repurchase program which was renewed and authorized by its Board of Directors in September 2012 to purchase up to $150 million of the Corporation’s outstanding common stock (“Repurchase Program”), which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.   As of September 30, 2014, the Corporation has a remaining authorization under the Repurchase Program of $139 million.  There were no common stock repurchases in 2013 and through October 20, 2014.

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

Shelf Registration Statements:
The Corporation has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the Corporation, under which no securities have been sold as of October 20, 2014.

The Corporation and the Company also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the Corporation and debt securities of the Company, under which no securities have been sold as of October 20, 2014.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt:
The debt of the Company’s unconsolidated joint ventures generally provide for recourse to the Company for customary matters such as intentional misuse of funds, environmental conditions and material misrepresentations. The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures.  Such debt has a total facility amount of $287.9 million of which the Company has agreed to guarantee up to $71.5 million.  As of September 30, 2014, the outstanding balance of such debt totaled $215.5 million of which $62.6 million was guaranteed by the Company.  The Company has also posted a $4.1 million letter of credit in support of the Harborside South Pier joint venture, half of which is indemnified by Hyatt Corporation, the Company’s joint venture partner.

The Company’s off-balance sheet arrangements are further discussed in Note 4: Investments in Unconsolidated Joint Ventures to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt (principal and interest), PILOT agreements, ground lease agreements and other obligations, as of September 30, 2014:

		Payments Due by Period
		Less than 1	1 – 3	4 – 5	6 – 10	After 10
(dollars in thousands)	Total	Year	Years	Years	Years	Years
Senior unsecured notes	$1,750,956	$213,231	$301,375	$586,200	$650,150	$-
Mortgages, loans payable
and other obligations (a)	957,713	259,139	350,815	347,759	-	-
Payments in lieu of taxes
(PILOT)	33,632	4,407	13,222	8,815	7,188	-
Ground lease payments	17,151	370	904	467	1,166	14,244
Other	2,438	-	2,438	-	-	-
Total	$2,761,890	$477,147	$668,754	$943,241	$658,504	$14,244

(a)	Interest payments assume LIBOR rate of 0.17 percent, which is the weighted average rate on its outstanding variable rate mortgage debt at September 30, 2014, plus the applicable spread.

Departure of Executive Vice Presidents:
On March 3, 2014, the Company announced that it had entered into a Settlement and General Release Agreement with Barry Lefkowitz (the “Lefkowitz Separation Agreement”) pursuant to which Mr. Lefkowitz left his position as Executive Vice President and Chief Financial Officer of the Corporation effective March 31, 2014 after twenty (20) years with the Corporation and its predecessor.  The Lefkowitz Separation Agreement provides, pursuant to the terms of his employment agreement, for (i) vesting of 68,667 shares of restricted common stock pursuant to Mr. Lefkowitz’s multi-year performance award, (ii) vesting of 11,457 newly issued shares of common stock of the Corporation pursuant to Mr. Lefkowitz’s TSR-based performance award, (iii) a cash payment to Mr. Lefkowitz of $2.5 million, (iv) a cash payment of $763,021 pursuant to his deferred retirement compensation award, and (v) a cash payment of $123,601 in accrued but unpaid dividend equivalents pursuant to his multi-year performance award. All such cash amounts were paid to Mr. Lefkowitz on October 1, 2014. The Company also will pay the premiums for the continuation of Mr. Lefkowitz’s existing health insurance for a period up to 48 months following March 31, 2014.

Also on March 3, 2014, the Company announced that it had entered into a Settlement and General Release Agreement with Roger W. Thomas (the “Thomas Separation Agreement”) pursuant to which Mr. Thomas left his position as Executive Vice President, General Counsel and Secretary of the Corporation effective March 31, 2014 after twenty (20) years with the Corporation and its predecessor.  The Thomas Separation Agreement provides, pursuant to the terms of his employment agreement, for (i) vesting of 41,000 shares of restricted common stock pursuant to Mr. Thomas’ multi-year performance award, (ii) acceleration but discretionary full vesting of 33,605 newly issued shares of common stock of the Corporation pursuant to Mr. Thomas’ TSR-based performance award, (iii) a cash payment to Mr. Thomas of $2.5 million, (iv) a cash payment of $476,888 pursuant to his deferred retirement compensation award, and (v) a cash payment of $73,800 in accrued but unpaid dividend equivalents pursuant to his multi-year performance award. All such cash amounts were paid to Mr. Thomas on October 1, 2014. The Company also will pay the premiums for the continuation of Mr. Thomas’ existing health insurance for a period up to 48 months following September 30, 2014.  Mr. Thomas remained as a consultant to the Corporation from April 1, 2014 through September 30, 2014 for aggregate cash compensation of $300,000.

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

As the Company considers its primary earnings measure, net income available to common unitholders, as defined by GAAP, to be the most comparable earnings measure to FFO, the following table presents a reconciliation of net income available to common unitholders to FFO, as calculated in accordance with NAREIT’s current definition, for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income available to common unitholders	$2,230	$5,277	$42,561	$44,674
Add (deduct): Real estate-related depreciation and amortization on
continuing operations (a)	46,071	48,685	140,810	144,834
Real estate-related depreciation and amortization
on discontinued operations	-	1,769	-	8,196
Impairments	-	48,700	-	72,551
Realized (gains) losses on disposition
of rental property and impairments	(264)	(47,321)	(54,848)	(84,930)
Funds from operations	$48,037	$57,110	$128,523	$185,325

(a)
Includes the Company’s share from unconsolidated joint ventures of $4,181 and $4,145 for the three months ended September 30, 2014 and 2013, respectively, and $9,396 and $11,417 for the nine months ended September30, 2014 and 2013, respectively.  Excludes non-real estate-related depreciation and amortization of $93 and $71 for the three months ended September 30, 2014 and 2013, respectively, and $265 and $222 for the nine months ended September 30, 2014 and 2013, respectively.

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

Approximately $2.0 billion of the Company’s long-term debt as of September 30, 2014 bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates.  The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.  The interest rates on the Company’s variable rate debt as of September 30, 2014 ranged from LIBOR plus 175 basis points to LIBOR plus 455 basis points.  Assuming interest-rate caps are not in effect, if market rates of interest on the Company’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $2.0 million annually and the increase or decrease in the fair value of the Company’s fixed rate debt as of September 30, 2014 would be approximately $76 million.

September 30, 2014
Debt, including current portion	10/1/14 -									Fair
($s in thousands)	12/31/2014	2015	2016	2017	2018	Thereafter	Sub-total	Other (a)	Total	Value

Fixed Rate	$98,839	$162,427	$277,583	$397,493	$237,447	$882,058	$2,055,847	$(12,632)	$2,043,215	$2,087,806
Average Interest Rate	10.54%	5.89%	7.14%	4.12%	6.70%	5.41%			5.78%

Variable Rate	$36,950	66,758	$64,000	$218	-	$27,500	$195,426	-	$195,426	$195,426

(a)      Adjustment for unamortized debt discount/premium, net, as of September 30, 2014.

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

Item 1A.     Risk Factors

 None.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(a)               COMMON STOCK
During the three months ended September 30, 2014, the Corporation issued 71,974 shares of common stock to holders of common units in the Company upon the redemption of such common units in private offerings pursuant to Section 4(2) of the Securities Act.  The holders of the common units were limited partners of the Company and accredited investors under Rule 501 of the Securities Act.  The common units were redeemed for an equal number of shares of common stock.  The Corporation has registered the resale of such shares under the Securities Act.

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

Mack-Cali Realty, L.P
(Registrant)
By: Mack-Cali Realty Corporation
its General Partner

Date: October 22, 2014	By:	/s/ Mitchell E. Hersh
Mitchell E. Hersh
President and Chief Executive Officer
(principal executive officer)

Date: October 22, 2014	By:	/s/ Anthony Krug
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

10.122
Separation Agreement dated July 18, 2014 by and between Roseland Management Services, L.P. and Bradford R. Klatt  (filed as Exhibit 10.122 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference).

Exhibit
Number	Exhibit Title

10.123
Separation Agreement dated July 18, 2014 by and between Roseland Management Services, L.P. and Carl Goldberg (filed as Exhibit 10.123 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference).

10.124
Amendment to Membership Interest and Asset Purchase Agreement, dated as of July 18, 2014, by and among Mack-Cali Realty, L.P., Mack-Cali Realty Corporation, Mack-Cali Realty Acquisition Corp., Canoe Brook Investors, L.L.C. (formerly known as Roseland Partners, L.L.C.), Marshall B. Tycher, Bradford R. Klatt and Carl Goldberg (filed as Exhibit 10.124 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference).

10.125
Consulting Agreement dated July 18, 2014 by and between Roseland Management Services, L.P. and Carl Goldberg and Devra Goldberg (filed as Exhibit 10.125 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference).

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

101.1*
The following financial statements from Mack-Cali Realty, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statement of Changes in Equity (unaudited),  (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

* filed herewith