Form 10-Q
period 2015-06-30
MACK CALI REALTY L P
filed 2015-07-22
CIK 1067063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

		MACK-CALI REALTY, L.P.

		FORM 10-Q

		INDEX

Part I	Financial Information		Page

	Item 1.	Financial Statements (unaudited):	3

		Consolidated Balance Sheets as of June 30, 2015	4
		and December 31, 2014

		Consolidated Statements of Operations for the three and six months	5
		ended June 30, 2015 and 2014

		Consolidated Statement of Changes in Equity for the six months	6
		ended June 30, 2015

		Consolidated Statements of Cash Flows for the six months	7
		ended June 30, 2015 and 2014

		Notes to Consolidated Financial Statements	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition	36
		and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54

	Item 4.	Controls and Procedures	54

Part II	Other Information

	Item 1.	Legal Proceedings	55

	Item 1A.	Risk Factors	55

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55

	Item 3.	Defaults Upon Senior Securities	55

	Item 4.	Mine Safety Disclosures	55

	Item 5.	Other Information	55

	Item 6.	Exhibits	55

Signatures			56

Exhibit Index			57

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

The results of operations for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts) (unaudited)

	June 30,	December 31,
ASSETS	2015	2014
Rental property
Land and leasehold interests	$749,359	$760,855
Buildings and improvements	3,751,805	3,753,300
Tenant improvements	414,166	431,969
Furniture, fixtures and equipment	12,867	12,055
	4,928,197	4,958,179
Less – accumulated depreciation and amortization	(1,448,791)	(1,414,305)

Net investment in rental property	3,479,406	3,543,874
Cash and cash equivalents	19,813	29,549
Investments in unconsolidated joint ventures	284,507	247,468
Unbilled rents receivable, net	117,777	123,885
Deferred charges, goodwill and other assets, net	197,773	204,650
Restricted cash	42,052	34,245
Accounts receivable, net of allowance for doubtful accounts
of $1,871 and $2,584	12,137	8,576

Total assets	$4,153,465	$4,192,247

LIABILITIES AND EQUITY
Senior unsecured notes	$1,268,293	$1,267,744
Mortgages, loans payable and other obligations	766,526	820,910
Distributions payable	15,582	15,528
Accounts payable, accrued expenses and other liabilities	134,089	126,971
Rents received in advance and security deposits	49,093	52,146
Accrued interest payable	30,659	26,937
Total liabilities	2,264,242	2,310,236
Commitments and contingencies

Partners’ Capital:
General Partner, 89,195,529 and 89,076,578 common units outstanding	1,576,560	1,568,098
Limited partners, 11,012,069 and 11,083,876 common units outstanding	258,311	258,856
Total Mack-Cali Realty, L.P. partners’ capital	1,834,871	1,826,954

Noncontrolling interests in consolidated joint ventures	54,352	55,057

Total equity	1,889,223	1,882,011

Total liabilities and equity	$4,153,465	$4,192,247

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts) (unaudited)

	Three Months Ended		Six Months Ended
		June 30,		June 30,
REVENUES	2015	2014	2015	2014
Base rents	$121,246	$133,210	$245,039	$267,261
Escalations and recoveries from tenants	15,842	16,996	34,241	42,564
Real estate services	7,401	7,009	15,045	13,701
Parking income	2,850	2,236	5,392	4,350
Other income	1,228	849	2,565	2,020
Total revenues	148,567	160,300	302,282	329,896

EXPENSES
Real estate taxes	21,410	23,375	43,862	47,726
Utilities	13,399	14,573	30,974	42,854
Operating services	25,844	27,840	54,072	57,062
Real estate services expenses	6,208	6,571	12,847	13,280
General and administrative	11,988	13,673	22,999	36,554
Depreciation and amortization	42,365	44,711	83,167	89,696
Total expenses	121,214	130,743	247,921	287,172
Operating income	27,353	29,557	54,361	42,724

OTHER (EXPENSE) INCOME
Interest expense	(26,773)	(28,159)	(53,988)	(58,105)
Interest and other investment income	291	922	558	1,308
Equity in earnings (loss) of unconsolidated joint ventures	(2,329)	443	(5,858)	(792)
Realized gains (losses) on disposition of rental property, net	34,399	54,584	34,543	54,584
Gain on sale of investment in unconsolidated joint venture	6,448	-	6,448	-
Total other (expense) income	12,036	27,790	(18,297)	(3,005)
Net income	39,389	57,347	36,064	39,719
Noncontrolling interest in consolidated joint ventures	373	290	863	612
Net income available to common unitholders	$39,762	$57,637	$36,927	$40,331

Basic earnings per common unit:
Net income available to common unitholders	$0.40	$0.58	$0.37	$0.40

Diluted earnings per common unit:
Net income available to common unitholders	$0.40	$0.58	$0.37	$0.40

Basic weighted average units outstanding	100,272	99,993	100,269	99,935

Diluted weighted average units outstanding	100,314	100,023	100,313	99,964

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands) (unaudited)

					Noncontrolling
			General Partner	Limited Partner	Interest
	General Partner	Limited Partner	Common	Common	in Consolidated
	Common Units	Common Units	Unitholders	Unitholders	Joint Ventures	Total Equity
Balance at January 1, 2015	89,077	11,084	$1,568,098	$258,856	$55,057	$1,882,011
Net income	-	-	32,858	4,069	(863)	36,064
Distributions	-	-	(26,732)	(3,308)	-	(30,040)
Increase in noncontrolling interest	-	-	-	-	158	158
Redemption of limited partner common
units for shares of general partner
common units	72	(72)	1,306	(1,306)	-	-
Shares issued under Dividend
Reinvestment and Stock
Purchase Plan	1	-	25	-	-	25
Directors deferred compensation plan	-	-	197	-	-	197
Stock compensation	46	-	808	-	-	808
Balance at June 30, 2015	89,196	11,012	$1,576,560	$258,311	$54,352	$1,889,223

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended
		June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2015	2014
Net income	$36,064	$39,719
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	83,930	90,460
Amortization of deferred stock units	197	213
Amortization of stock compensation	805	5,563
Amortization of deferred financing costs	1,901	1,528
Amortization of debt discount and mark-to-market	2,018	3,836
Equity in (earnings) loss of unconsolidated joint ventures	5,858	792
Distributions of cumulative earnings from unconsolidated joint ventures	2,698	3,756
Realized (gains) loss on disposition of rental property, net	(34,543)	(54,584)
Realized (gains) loss on sale of investment in unconsolidated joint venture	(6,448)	-
Changes in operating assets and liabilities:
Decrease (increase) in unbilled rents receivable, net	801	(3,551)
Increase in deferred charges, goodwill and other assets	(14,802)	(15,022)
Increase in accounts receivable, net	(3,561)	(2,325)
Increase in accounts payable, accrued expenses and other liabilities	1,478	22,540
Decrease in rents received in advance and security deposits	(3,053)	(4,798)
Increase (decrease) in accrued interest payable	6,342	(3,180)

Net cash provided by operating activities	$79,685	$84,947

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$(4,057)	$(37,696)
Rental property additions and improvements	(42,881)	(41,825)
Development of rental property, other related costs and deposits	(27,869)	(7,896)
Proceeds from the sales of rental property	80,581	190,798
Proceeds from the sale of investment in unconsolidated joint venture	6,448	-
Investments in notes receivable	-	(62,276)
Repayment of notes receivable	7,750	250
Investment in unconsolidated joint ventures	(49,305)	(38,948)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	1,985	837
Increase in restricted cash	(7,808)	(6,611)

Net cash used in investing activities	$(35,156)	$(3,367)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$129,000	$233,500
Repayment of revolving credit facility	(129,000)	(177,500)
Repayment of senior unsecured notes	-	(200,000)
Proceeds from mortgages and loans payable	2,897	28,135
Repayment of mortgages, loans payable and other obligations	(27,251)	(42,469)
Payment of contingent consideration	-	(3,936)
Payment of financing costs	(98)	(198)
Cash from noncontrolling interests	158	-
Payment of dividends and distributions	(29,971)	(59,875)

Net cash used in financing activities	$(54,265)	$(222,343)

Net decrease in cash and cash equivalents	$(9,736)	$(140,763)
Cash and cash equivalents, beginning of period	29,549	221,706

Cash and cash equivalents, end of period	$19,813	$80,943

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

The General Partner is a fully-integrated self-administered, self-managed real estate investment trust (“REIT”). The General Partner controls the Company as its sole general partner and owned an 89.0 percent and 88.9 percent common unit interest in the Company as of June 30, 2015 and December 31, 2014, respectively.

The General Partner’s business is the ownership of interests in and operation of the Company, and all of the General Partner’s expenses are incurred for the benefit of the Company.  The General Partner is reimbursed by the Company for all expenses it incurs relating to the ownership and operation of the Company.

As of June 30, 2015, the Company owned or had interests in 279 properties, consisting of 260 commercial properties, primarily class A office and office/flex properties, totaling approximately 30.5 million square feet, leased to approximately 2,000 commercial tenants, and 19 multi-family rental properties containing 5,644 residential units, plus developable land (collectively, the “Properties”).  The Properties are comprised of 245 buildings, primarily office and office/flex buildings totaling approximately 30.0 million square feet (which include 36 buildings, primarily office buildings aggregating approximately 5.6 million square feet owned by unconsolidated joint ventures in which the Company has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, 19 multi-family properties totaling 5,644 apartments (which include 13 properties aggregating 4,343 apartments owned by unconsolidated joint ventures in which the Company has investment interests), five parking/retail properties totaling approximately 121,500 square feet (which include two buildings aggregating 81,500 square feet owned by unconsolidated joint ventures in which the Company has investment interests), one hotel (which is owned by an unconsolidated joint venture in which the Company has an investment interest) and three parcels of land leased to others.  The Properties are located in seven states, primarily in the Northeast, plus the District of Columbia.

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

As of June 30, 2015 and December 31, 2014, the Company’s investments in consolidated real estate joint ventures in which the Company is deemed to be the primary beneficiary have total real estate assets of $247.3 million and $242.9 million, respectively, mortgages of $96.9 million and $94.3 million, respectively, and other liabilities of $16.6 million and $15.7 million, respectively.

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

2.      SIGNIFICANT ACCOUNTING POLICIES

Rental
Property
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Acquisition-related costs are expensed as incurred.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Capitalized development and construction salaries and related costs approximated $1.2 million and $0.9 million for the three months ended June 30, 2015 and 2014, respectively, and $2.5 million and $1.8 million for the six months ended June 30, 2015 and 2014, respectively.  Included in total rental property is construction, tenant improvement and development in-progress of $83.2 million and $62.8 million as of June 30, 2015 and December 31, 2014, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

Deferred
Financing Costs
Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $948,000 and $759,000 for the three months ended June 30, 2015 and 2014, respectively, and $1,901,000 and $1,528,000 for the six months ended June 30, 2015 and 2014, respectively.  If a financing obligation is extinguished early, any unamortized deferred financing costs are written off and included in gains (loss) from early extinguishment of debt. No such unamortized costs were written off for the six months ended June 30, 2015 and 2014.

Deferred
Leasing Costs
Costs incurred in connection with commercial leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.  Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Corporation are compensated for providing leasing services to the Properties.  The portion of such compensation related to commercial leases, which is capitalized and amortized, approximated $846,000 and $845,000 for the three months ended June 30, 2015 and 2014, respectively, and $1,816,000 and $1,876,000 for the six months ended June 30, 2015 and 2014, respectively.

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

As of June 30, 2015, the Company had a deferred tax asset related to its TRS activity with a balance of approximately $15.3 million which has been fully reserved for through a valuation allowance.  If the Corporation fails to qualify as a REIT in any taxable year, the Corporation will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.  The Corporation is subject to certain state and local taxes.

Pursuant to the amended provisions related to uncertain tax provisions of ASC 740, Income Taxes, the Company recognized no material adjustments regarding its tax accounting treatment.  The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense, which is included in general and administrative expense.

In the normal course of business, the Company or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable.  As of June 30, 2015, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are generally from the year 2010 forward.

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

Distributions
Payable
The distributions payable at June 30, 2015 represents distributions payable to common unitholders (100,101,735 units) for all such holders of record as of July 6, 2015 with respect to the second quarter 2015.  The second quarter 2015 common unit distributions of $0.15 per common unit were approved by the Corporation’s Board of Directors on May 11, 2015 and paid on July 14, 2015.

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

Stock
Compensation
The Company accounts for stock compensation in accordance with the provisions of ASC 718, Compensation-Stock Compensation.  These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”), restricted stock units (“RSUs”), performance share units (“PSUs”), total stockholder return based performance shares (“TSR”) and stock options at the grant date be amortized ratably into expense over the appropriate vesting period.  The Company recorded stock compensation expense of $492,000 and $877,000 for the three months ended June 30, 2015 and 2014, respectively, and $805,000 and $4,264,000 for the six months ended June 30, 2015 and 2014, respectively.  The amount for the six months ended June 30, 2014 included $3,203,000 related to the departure of certain executive officers.

Other
Comprehensive
Income
Other comprehensive income (loss), if any, includes items that are recorded in equity, such as unrealized holding gains or losses on marketable securities available for sale.  There was no difference in other comprehensive income to net income for the three and six months ended June 30, 2015 and 2014, and no accumulated other comprehensive income as of June 30, 2015 and December 31, 2014.

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

Discontinued
Operations
In April 2014, the Financial Accounting Standards Board (“FASB”) issued guidance related to the reporting of discontinued operation and disclosures of disposals of components of an entity.  This guidance defines a discontinued operation as a component or group of components disposed or classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and final result; the guidance states that a strategic shift could include a disposal of a major geographical area of operations, a major line of business, a major equity method investment or other major parts of an entity.  The guidance also provides for additional disclosure requirements in connection with both discontinued operations and other dispositions not qualifying as discontinued operations.  The guidance is effective for all companies for annual and interim periods beginning on or after December 15, 2014.  The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date.  All entities could early adopt the guidance for new disposals (or new classifications as held for sale) that had not been reported in financial statements previously issued or available for issuance. The Company elected to early adopt this standard effective with the interim period beginning January 1, 2014. Prior to January 1, 2014, properties identified as held for sale and/or disposed of were presented in discontinued operations for all periods presented.

Impact Of
Recently-Issued
Accounting
Standards
In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2017, and early adoption is permitted for periods beginning after December 15, 2016.  The Company is currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on the Company’s financial position or results of operations.

In June 2014, the FASB issued ASU 2014-12 Compensation—Stock Compensation (Topic 718) - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). The amendments in ASU 2014-12 apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. That is, the employee would be eligible to vest in the award regardless of whether the employee is rendering service on the date the performance target is achieved. Current GAAP does not contain explicit guidance on how to account for those share-based payments. ASU 2014-12 is intended to resolve the accounting treatment of such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 with early adoption permitted. The Company is currently in the process of evaluating the impact the adoption of ASU 2014-12 will have on the Company’s financial position or results of operations.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation–Amendments to the Consolidation Analysis (Topic 810) (“ASU 2015-02”).  ASU 2015-02 updates guidance related to accounting for consolidation of certain limited partnerships. ASU 2015-02 does not add or remove any of the five characteristics that determine if an entity is a VIE; however, it changes the manner in which a reporting entity assesses its ability to make decisions about the entity's activities. Additionally, ASU 2015-02 removes three of the six criteria that must be met for a fee arrangement to not be a VIE and modifies how an entity assesses interests held through related parties. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements when adopted.

In April 2015, the FASB issued ASU 2015-03, Interest–Imputation of Interest-Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30) (“ASU 2015-03”).  ASU 2015-03 requires debt issuance costs related to a recognized debt liability paid to third parties other than the lender to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  Early adoption of this guidance is permitted for financial statements that have not been previously issued, and an entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements when adopted.

3.      RECENT TRANSACTIONS

Appointment of executive officers
On June 3, 2015, the Company announced the appointments of Mitchell E. Rudin as chief executive officer and Michael J. DeMarco as president and chief operating officer of the Corporation, effective immediately.  The Corporation entered into employment agreements dated June 3, 2015 with each of Messrs. Rudin and DeMarco (together, the “Executive Employment Agreements”) that each provide as follows:

•	A term that ends on December 31, 2018 (the “Employment Term”) unless earlier terminated;
•	An annual base salary for each of Messrs. Rudin and DeMarco of $700,000, subject to potential merit increases (but not decreases) each year;
•
A target annual bonus opportunity of one hundred percent (100%) of base salary, or $700,000, for each of Messrs. Rudin and DeMarco, with a threshold bonus of fifty percent (50%) of base salary, or $350,000, and a maximum bonus of two hundred percent (200%) of base salary, or $1,400,000, a pro rata bonus opportunity for 2015 based on the assessment of the Executive Compensation and Option Committee of the Board of Directors (“Committee”) of each executive’s development of a strategic plan for the Corporation and bonuses for 2016 and subsequent years to be based on objective performance goals to be established annually by the Committee;

•
2015 long-term incentive (“LTI”) awards under the Corporation’s 2013 Incentive Stock Plan (the “2015 LTI Awards”), consisting of the granting to each of Messrs. Rudin and DeMarco on June 5, 2015 of 18,775.27 restricted stock units subject to time-based vesting over three years, and of 56,325.82 performance share units (“PSUs”) which will vest from 0 to 150 percent of the number of PSUs granted based on the Corporation’s total shareholder return relative to a peer group of equity office REITs over a three-year performance period; and

•
The grant on June 5, 2015 (the “Grant Date”) to each of Messrs. Rudin and DeMarco of options to purchase 400,000 shares of the Corporation’s common stock, exercisable for a period of ten years with an exercise price equal to the closing price of the Corporation’s common stock on the NYSE on the Grant Date (which price was $17.31 per share), with 200,000 of such options vesting in three equal annual installments commencing on the first anniversary of the Grant Date, and 200,000 of such options vesting if the Corporation’s common stock trades at or above $25.00 per share for 30 consecutive trading days while Mr. Rudin and Mr. DeMarco is employed, as applicable, or on or before June 30, 2019 if Mr. Rudin and Mr. DeMarco is employed for the entire Employment Term (except if the executive’s employment has been terminated by the Corporation for cause following expiration of the Employment Term).

Acquisition
On April 1, 2015, the Company acquired vacant land to accommodate the development of 365 multi-family residential units located in Worcester, Massachusetts (the “CitySquare Project”) for a purchase price of $3.1 million with an additional $1.25 million to be paid (which is accrued as of June 30, 2015), subject to certain conditions, in accordance with the terms of the purchase and sale agreement.  The purchase price for the acquisition was funded primarily through borrowing under the Company’s unsecured revolving credit facility.  The Company is required to begin construction of the CitySquare Project within 12 months of closing.  The Company plans to start construction in the third quarter 2015 and the total development costs are estimated to be approximately $91.4 million.

Dispositions
On June 26, 2015, the Company sold its 203,506 square foot office property located at 14 Sylvan Way in Parsippany, New Jersey for net sales proceeds of approximately $80 million, with a gain of approximately $24.7 million from the sale.

On June 1, 2015, the Company sold its 25 percent equity interest in Rosewood Lafayette Holdings L.L.C., a joint venture which owns the Highlands at Morristown Station, a 217-unit multi-family property located in Morristown, New Jersey, to its joint venture partner and realized a gain on the sale of $6.4 million.

On January 15, 2015, the Company sold its 21,600 square foot office/flex property located at 1451 Metropolitan Drive in West Deptford, New Jersey for net sales proceeds of approximately $1.1 million, with a gain of approximately $0.1 million from the sale.

During the quarter ended June 30, 2015, the Company transferred the deeds for two of its office properties to the lender in satisfaction of its mortgage loan obligations. The properties transferred consisted of 4 Sylvan Way in Parsippany, New Jersey, aggregating 105,135 square feet, which was collateral for a $14.6 million mortgage loan that matured on August 11, 2014, and 10 Independence Boulevard in Warren, New Jersey, aggregating 120,528 square feet, which was collateral for a $16.9 million mortgage loan that matured on August 11, 2014.   The Company had previously recorded impairment charges on the properties totaling $12.2 million at September 30, 2013. As a result, the Company recorded a gain on the disposal of the two office properties for a total of $9.7 million during the quarter.

On January 1, 2014, the Company early adopted the new discontinued operations accounting standard and as the properties disposed of during the six months ended June 30, 2015 will not represent a strategic shift (as the Company is not entirely exiting markets or property types), they have not been reflected as part of discontinued operations.

The following table summarizes income for the three and six month periods ended June 30, 2015 and 2014 from the properties disposed of during the six months ended June 30, 2015 and the 16 properties sold during the year ended December 31, 2014: (dollars in thousands)

	Three Months Ended		Six Months Ended
		June 30,		June 30,
	2015	2014	2015	2014
Total revenues	$2,728	$14,424	$5,647	$32,797
Operating and other expenses	(688)	(7,025)	(1,544)	(17,320)
Depreciation and amortization	(912)	(3,045)	(2,034)	(7,035)
Interest income	(557)	(880)	(1,355)	(1,767)

Income from properties disposed of	$571	$3,474	$714	$6,675

Realized gains on dispositions	34,399	54,584	34,543	54,584

Total income from properties disposed of	$34,970	$58,058	$35,257	$61,259

4.      INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

As of June 30, 2015, the Company had an aggregate investment of approximately $284.5 million in its equity method joint ventures.  The Company formed these ventures with unaffiliated third parties, or acquired interests in them, to develop or manage primarily office and multi-family rental properties, or to acquire land in anticipation of possible development of office and multi-family rental properties.  As of June 30, 2015, the unconsolidated joint ventures owned: 36 office and two retail properties aggregating approximately 5.7 million square feet, 13 multi-family properties totaling 4,343 apartments, a 350-room hotel, development projects for up to approximately 1,074 apartments; and interests and/or rights to developable land parcels able to accommodate up to 2,910 apartments and 1.4 million square feet of office space.  The Company’s unconsolidated interests range from 7.5 percent to 85 percent subject to specified priority allocations in certain of the joint ventures.

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

The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures.  As of June 30, 2015, such debt had a total facility amount of $477 million of which the Company agreed to guarantee up to $67.8 million.  As of June 30, 2015, the outstanding balance of such debt totaled $263.6 million of which $36.9 million was guaranteed by the Company.  The Company also posted a $4.1 million letter of credit in support of the South Pier at Harborside joint venture, half of which is indemnified by Hyatt Corporation, the Company’s joint venture partner.  The Company performed management, leasing, development and other services for the properties owned by the unconsolidated joint ventures and recognized $1.4 million and $1.4 million for such services in the three months ended June 30, 2015 and 2014, respectively, and $3.1 million and $2.8 million for the six months ended June 30, 2015 and 2014, respectively, which are included in real estate services revenue for the periods presented.  The Company had $0.8 million and $1.0 million in accounts receivable due from its unconsolidated joint ventures as of June 30, 2015 and December 31, 2014.

Included in the Company’s investments in unconsolidated joint ventures as of June 30, 2015 are nine unconsolidated development joint ventures, which are VIEs for which the Company is not the primary beneficiary. These joint ventures are primarily established to develop real estate property for long-term investment and were deemed VIEs primarily based on the fact that the equity investment at risk was not sufficient to permit the entities to finance their activities without additional financial support.  The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was not the primary beneficiary of these VIEs based on the fact that the Company has shared control of these entities along with the entity’s partners and therefore does not have controlling financial interests in these VIEs.  The Company’s aggregate investment in these VIEs was approximately $154.3 million as of June 30, 2015.  The Company’s maximum exposure to loss as a result of its involvement with these VIEs is estimated to be approximately $206.1 million, which includes the Company’s current investment and estimated future funding commitments/guarantees of approximately $51.8 million.  The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.  In general, future costs of development not financed through third party will be funded with capital contributions from the Company and its outside partners in accordance with their respective ownership percentages.

The following is a summary of the Company's unconsolidated joint ventures as of June 30, 2015 and December 31, 2014: (dollars in thousands)

						Property Debt
	Number of		Company's	Carrying Amount		As of June 30, 2015
	Apartment Units		Effective	June 30,	December 31,		Maturity	Interest
Entity / Property Name	or Square Feet (sf)		Ownership % (a)	2015	2014	Balance	Date	Rate
Multi-family
Marbella RoseGarden, L.L.C./ Marbella (b)	412	units	24.27%	$15,721	$15,779	$95,000	05/01/18	4.99%
RoseGarden Monaco Holdings, L.L.C./ Monaco (b)	523	units	15.00%	1,532	2,161	165,000	02/01/21	4.19%
Rosewood Lafayette Holdings, L.L.C./ Highlands at Morristown Station (c)	217	units	25.00%	-	62	-	-	-
PruRose Port Imperial South 15, LLC /RiversEdge at Port Imperial (b)	236	units	50.00%	-	-	57,500	09/01/20	4.32%
Rosewood Morristown, L.L.C. / Metropolitan at 40 Park (d) (e)	130	units	12.50%	5,806	6,029	46,217	(f)	(f)
Overlook Ridge JV 2C/3B, L.L.C./The Chase at Overlook Ridge (b)	371	units	50.00%	2,277	2,524	52,662	12/26/15	L+2.50%	(g)
PruRose Riverwalk G, L.L.C./ RiverTrace at Port Imperial (b)	316	units	25.00%	425	955	79,380	07/15/21	6.00%	(h)
Elmajo Urban Renewal Associates, LLC / Lincoln Harbor (Bldg A&C) (b)	355	units	7.50%	-	-	128,100	03/01/30	4.00%	(i)
Crystal House Apartments Investors LLC / Crystal House (j)	798	units	25.00%	28,018	27,051	165,000	04/01/20	3.17%
Portside Master Company, L.L.C./ Portside at Pier One - Bldg 7 (b)	176	units	38.25%	379	1,747	42,108	12/04/15	L+2.50%	(k)
PruRose Port Imperial South 13, LLC / RiverParc at Port Imperial (b)	280	units	20.00%	274	1,087	64,927	06/27/16	L+2.15%	(l)
Roseland/Port Imperial Partners, L.P./ Riverwalk C (b) (m)	363	units	20.00%	1,678	1,800	-	-	-
RoseGarden Marbella South, L.L.C./ Marbella II	311	units	24.27%	14,149	11,282	51,206	03/30/17	L+2.25%	(n)
Estuary Urban Renewal Unit B, LLC / Lincoln Harbor (Bldg B) (b)	227	units	7.50%	-	-	81,900	03/01/30	4.00%	(o)
Riverpark at Harrison I, L.L.C./ Riverpark at Harrison	141	units	36.00%	4,420	4,744	23,400	06/27/16	L+2.35%	(p)
Capitol Place Mezz LLC / Station Townhouses	378	units	50.00%	48,610	49,327	91,434	07/01/33	4.82%	(q)
Harborside Unit A Urban Renewal, L.L.C. / URL Harborside	763	units	85.00%	77,564	34,954	-	08/01/29	5.197%	(r)
RoseGarden Monaco, L.L.C./ San Remo Land	250	potential units	41.67%	1,310	1,283	-	-	-
Grand Jersey Waterfront URA, L.L.C./ Liberty Landing	850	potential units	50.00%	337	337	-	-	-

Office
Red Bank Corporate Plaza, L.L.C./ Red Bank	92,878	sf	50.00%	4,201	3,963	15,496	05/17/16	L+3.00%	(s)
12 Vreeland Associates, L.L.C./ 12 Vreeland Road	139,750	sf	50.00%	5,692	5,620	13,278	07/01/23	2.87%
BNES Associates III / Offices at Crystal Lake	106,345	sf	31.25%	2,114	1,993	6,448	11/01/23	4.76%
Hillsborough 206 Holdings, L.L.C./ Hillsborough 206	160,000	sf	50.00%	1,962	1,962	-	-	-
KPG-P 100 IMW JV, LLC / 100 Independence Mall West	339,615	sf	33.33%	37	-	61,500	09/09/16	L+7.00%	(t)
Keystone-Penn	1,842,820	sf	(u)	-	-	207,345	(v)	(v)
Keystone-TriState	1,266,384	sf	(w)	4,549	6,140	206,272	(x)	(x)
KPG-MCG Curtis JV, L.L.C./ Curtis Center (y)	885,000	sf	50.00%	57,382	59,911	(z)	(z)	(z)

Other
Plaza VIII & IX Associates, L.L.C./ Vacant land (parking operations)	1,225,000	sf	50.00%	3,867	4,022	-	-	-
Roseland/North Retail, L.L.C./ Riverwalk at Port Imperial (b)	30,745	sf	20.00%	1,793	1,828	-	-	-
South Pier at Harborside / Hyatt Regency Jersey City on the Hudson	350	rooms	50.00%	(aa)	(aa)	64,968	(ab)	(ab)
Stamford SM LLC / Senior Mezzanine Loan (ac)	n/a	n/a	80.00%	-	-	-	-	-
Other (ad)				410	907	-	-	-
Totals:				$284,507	$247,468	$1,719,141

(a)	Company's effective ownership % represents the Company's entitlement to residual distributions after payments of priority returns, where applicable.
(b)
The Company's ownership interests in this venture are subordinate to its partner's preferred capital balance and the Company is not expected to meaningfully participate in the venture's cash flows in the near term.

(c)	See discussion in Recent Transactions following in this footnote for disposition of Company's interest in the unconsolidated joint ventures.
(d)
Through the joint venture, the Company also owns a 12.5 percent interest in a 50,973 square feet retail building ("Shops at 40 Park") and a 25 percent interest in a to-be-built 59-unit, five story multi-family rental development property ("Lofts at 40 Park").

(e)
The Company's ownership interests in this venture are subordinate to its partner's preferred capital balance and the payment of the outstanding balance remaining on a note ($975 as of June 30, 2015), and is not expected to meaningfully participate in the venture's cash flows in the near term.

(f)
Property debt balance consists of: (i) a loan, collateralized by the Metropolitan at 40 Park, with a balance of $38,600, bears interest at 3.25 percent, matures in September 2020 and is interest only through September 2015; (ii) a loan, collateralized by the Shops at 40 Park, with a balance of $6,500, bears interest at 3.63 percent, matures in August 2018 and is interest-only through July 2015; and (iii) a loan, collateralized by the Lofts at 40 Park, with a balance of $1,117, bears interest at LIBOR plus 250 basis points and matures in September 2015.  The Shops at 40 Park mortgage loan also provides for additional borrowing proceeds of $1 million based on certain preferred thresholds being achieved.

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

(t)	The mortgage loan has two one-year extension options, subject to certain conditions, and includes a $25 million construction escrow with a balance of $5.7 million to be drawn at June 30, 2015.
(u)
The Company’s equity interests in the joint ventures will be subordinated to Keystone Entities receiving a 15 percent internal rate of return (“IRR”) after which the Company will receive a 10 percent IRR on its subordinate equity and then all profit will be split equally.

(v)
Principal balance of $127,600 bears interest at 5.114 percent and matures in August 27, 2023; principal balance of $69,320 bears interest at rates ranging from LIBOR+5.0 percent to LIBOR+5.75 percent and matures in August 27, 2016; principal balance of $10,425 bears interest at LIBOR+6.0 percent matures in August 27, 2015.

(w)
Includes the Company’s pari-passu interests of $4.5 million in five properties and Company’s subordinated equity interests to Keystone Entities receiving a 15 percent internal rate of return (“IRR”) after which the Company will receive a 10 percent IRR on its subordinate equity and then all profit will be split equally.

(x)
Principal balance of $41,848 bears interest at 4.95 percent and matures on July 1, 2017; principal balance of $71,724 bears interest at rates ranging from 5.65 percent to 6.75 percent and matures on September 9, 2017; principal balance of $14,250 bears interest at 4.88 percent and matures on July 6, 2024; principal balance of $63,400 bears interest at 4.93 percent and matures on July 6, 2044; principal balance of $15,050 bears interest at 4.71 percent and matures on August 6, 2044.

(y)	Includes undivided interests in the same manner as investments in noncontrolling partnership, pursuant to ASC 970-323-25-12.
(z)	See Note 9: Mortgages, Loans Payable and Other Obligations for debt secured by interests in these assets.
(aa)	The negative carrying amount for this venture of $2,570 and $1,854 as of June 30, 2015 and December 31, 2014, respectively, were included in accounts payable, accrued expenses and other liabilities.
(ab)
Balance includes: (i) mortgage loan, collateralized by the hotel property, with a balance of $60,844, bears interest at 6.15 percent and matures in November 2016, and (ii) loan with a balance of $4,124, bears interest at fixed rates ranging from 6.09 percent to 6.62 percent and matures in August 1, 2020.  The Company posted a $4.1 million letter of credit in support of this loan, half of which is indemnified by the partner.

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

The following is a summary of the Company’s equity in earnings (loss) of unconsolidated joint ventures for the three and six months ended June 30, 2015 and 2014: (dollars in thousands)

	Three Months Ended		Six Months Ended
		June 30,		June 30,
Entity / Property Name	2015	2014	2015	2014
Multi-family
Marbella RoseGarden, L.L.C./ Marbella	$61	$(9)	$122	$(15)
RoseGarden Monaco Holdings, L.L.C./ Monaco	(313)	(238)	(629)	(515)
Rosewood Lafayette Holdings, L.L.C./ Highlands at Morristown Station	-	(203)	(62)	(419)
PruRose Port Imperial South 15, LLC /RiversEdge at Port Imperial	-	-	-	-
Rosewood Morristown, L.L.C. / Metropolitan at 40 Park	(91)	(76)	(185)	(174)
Overlook Ridge JV 2C/3B, L.L.C./The Chase at Overlook Ridge	(27)	-	(247)	62
PruRose Riverwalk G, L.L.C./ RiverTrace at Port Imperial	(276)	(613)	(530)	(1,151)
Elmajo Urban Renewal Associates, LLC / Lincoln Harbor (Bldg A&C)	-	(91)	-	(203)
Crystal House Apartments Investors LLC / Crystal House	13	53	3	(274)
Portside Master Company, L.L.C./ Portside at Pier One - Bldg 7	(637)	(220)	(1,357)	(434)
PruRose Port Imperial South 13, LLC / RiverParc at Port Imperial	(506)	(213)	(731)	(418)
Roseland/Port Imperial Partners, L.P./ Riverwalk C	(125)	(180)	(309)	(345)
RoseGarden Marbella South, L.L.C./ Marbella II	-	-	-	-
Estuary Urban Renewal Unit B, LLC / Lincoln Harbor (Bldg B)	-	-	-	(15)
Riverpark at Harrison I, L.L.C./ Riverpark at Harrison	(150)	-	(324)	-
Capitol Place Mezz LLC / Station Townhouses	(1,263)	-	(1,188)	-
Harborside Unit A Urban Renewal, L.L.C. / URL Harborside	-	(212)	-	(212)
RoseGarden Monaco, L.L.C./ San Remo Land	-	-	-	-
Grand Jersey Waterfront URA, L.L.C./ Liberty Landing	-	(16)	(19)	(54)
Office
Red Bank Corporate Plaza, L.L.C./ Red Bank	112	106	222	205
12 Vreeland Associates, L.L.C./ 12 Vreeland Road	86	54	72	144
BNES Associates III / Offices at Crystal Lake	52	110	121	147
Hillsborough 206 Holdings, L.L.C./ Hillsborough 206	(5)	-	(5)	(5)
KPG-P 100 IMW JV, LLC / 100 Independence Mall West	(379)	(483)	(763)	(1,136)
Keystone-Penn	-	-	-	-
Keystone-TriState	(242)	-	(1,590)	-
KPG-MCG Curtis JV, L.L.C./ Curtis Center	232	251	428	251
Other
Plaza VIII & IX Associates, L.L.C./ Vacant land (parking operations)	70	44	156	146
Roseland/North Retail, L.L.C./ Riverwalk at Port Imperial	(18)	(23)	(36)	(47)
South Pier at Harborside / Hyatt Regency Jersey City on the Hudson	868	892	784	1,290
Stamford SM LLC / Senior Mezzanine Loan	-	928	-	1,844
Other	209	582	209	536
Company's equity in earnings (loss) of unconsolidated joint ventures	$(2,329)	$443	$(5,858)	$(792)

The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of June 30, 2015 and December 31, 2014: (dollars in thousands)

	June 30,	December 31,
	2015	2014
Assets:
Rental property, net	$1,597,359	$1,534,812
Other assets	421,753	398,222
Total assets	$2,019,112	$1,933,034
Liabilities and partners'/
members' capital:
Mortgages and loans payable	$1,193,461	$1,060,020
Other liabilities	215,077	211,340
Partners'/members' capital	610,574	661,674
Total liabilities and
partners'/members' capital	$2,019,112	$1,933,034

The following is a summary of the results from operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three and six months ended June 30, 2015 and 2014: (dollars in thousands)

	Three Months Ended		Six Months Ended
		June 30,		June 30,
	2015	2014	2015	2014
Total revenues	$81,075	$113,118	$155,552	$144,111
Operating and other expenses	(55,953)	(96,605)	(113,309)	(114,958)
Depreciation and amortization	(17,816)	(8,213)	(34,809)	(16,581)
Interest expense	(13,324)	(8,786)	(24,658)	(15,127)
Net loss	$(6,018)	$(486)	$(17,224)	$(2,555)

Recent Transactions
OVERLOOK RIDGE JV, LLC/QUARRYSTONE AT OVERLOOK RIDGE
On May 13, 2015, LR Overlook Phase II, LLC, of which the Company held a 50 percent interest, sold its 251-unit multi-family rental property located in Malden, Massachusetts (“Quarrystone Property”) for approximately $74.6 million.  The Company received no share of the distributable cash from the sale as the Company’s equity interest in the venture is subordinated to its joint venture partner, and realized no gain or loss from the sale.

ROSEWOOD LAFAYETTE HOLDINGS, L.L.C./HIGHLANDS AT MORRISTOWN STATION
On June 1, 2015, the Company sold its 25 percent equity interest in Rosewood Lafayette Holdings L.L.C., a joint venture which owns the Highlands at Morristown Station, a 217-unit multi-family property located in Morristown, New Jersey, to its joint venture partner and realized a gain on the sale of $6.4 million.

5.      DEFERRED CHARGES, GOODWILL AND OTHER ASSETS, NET

	June 30,	December 31,
(dollars in thousands)	2015	2014
Deferred leasing costs	$229,989	$239,138
Deferred financing costs	20,823	24,042
	250,812	263,180
Accumulated amortization	(113,469)	(122,358)
Deferred charges, net	137,343	140,822
Notes receivable (a)	13,619	21,491
In-place lease values, related intangibles and other assets, net	5,458	6,565
Goodwill	2,945	2,945
Prepaid expenses and other assets, net	38,408	32,827

Total deferred charges, goodwill and other assets, net	$197,773	$204,650

(a)
Includes as of June 30, 2015: a mortgage receivable for $10.4 million which bears interest at LIBOR plus six percent and matures in August 2016; and an interest-free note receivable with a net present value of $3.2 million and matures in April 2023.  The Company believes these balances are fully collectible.

DERIVATIVE FINANCIAL INSTRUMENTS
The Company does not have any derivative instruments designated as cash flow hedges.  The following table summarizes the notional and fair value of the Company’s derivative financial instruments, designated as fair value hedges, as of June 30, 2015 and December 31, 2014 (dollars in thousands):

						Fair Value
	Notional		Strike	Effective	Expiration	June 30,	December 31,
	Value	(a)	Rate	Date	Date	2015	2014
LIBOR Cap	$51,000		1.5%	September 2014	October 2015	$-	$1
LIBOR Cap	24,000		1.5%	September 2014	October 2015	-	1
LIBOR Cap	51,000		1.75%	October 2015	October 2016	10	64
LIBOR Cap	24,000		1.75%	October 2015	October 2016	5	29
						$15	$95

(a)	The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

The Company includes these derivative financial instruments in deferred charges, goodwill and other assets, net.  As changes in the fair value of these derivative financial instruments are recorded in earnings, the Company recorded a loss on the change in fair value of $17,000 and $80,000 during the three and six months ended June 30, 2015, respectively, which is included in interest and other investment income in the consolidated statements of operations.

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

	June 30,	December 31,
	2015	2014
Security deposits	$7,690	$7,795
Escrow and other reserve funds	34,362	26,450

Total restricted cash	$42,052	$34,245

7.      SENIOR UNSECURED NOTES

A summary of the Company’s senior unsecured notes as of June 30, 2015 and December 31, 2014 is as follows: (dollars in thousands)

	June 30,	December 31,	Effective
	2015	2014	Rate (1)
5.800% Senior Unsecured Notes, due January 15, 2016	$200,047	$200,086	5.806%
2.500% Senior Unsecured Notes, due December 15, 2017	249,298	249,150	2.803%
7.750% Senior Unsecured Notes, due August 15, 2019	249,120	249,013	8.017%
4.500% Senior Unsecured Notes, due April 18, 2022	299,595	299,565	4.612%
3.150% Senior Unsecured Notes, due May 15, 2023	270,233	269,930	3.517%

Total senior unsecured notes	$1,268,293	$1,267,744

(1)	Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount/premium on the notes, as applicable.

The terms of the Company’s senior unsecured notes include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.   The Company was in compliance with its debt covenants under the indenture relating to its senior unsecured notes as of June 30, 2015.

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

The terms of the unsecured facility include certain restrictions and covenants which limit, among other things the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties (to the extent that: (i) such property dispositions cause the Company to default on any of the financial ratios of the facility described below, or (ii) the property dispositions are completed while the Company is under an event of default under the facility, unless, under certain circumstances, such disposition is being carried out to cure such default), and which require compliance with financial ratios relating to the maximum leverage ratio (60 percent), the maximum amount of secured indebtedness (40 percent), the minimum amount of fixed charge coverage (1.5 times), the maximum amount of unsecured indebtedness (60 percent), the minimum amount of unencumbered property interest coverage (2.0 times) and certain investment limitations (generally 15 percent of total capitalization).  If an event of default has occurred and is continuing, the Corporation will not make any excess distributions except to enable the Corporation to continue to qualify as a REIT under the Code.  The Company was in compliance with its debt covenants under its revolving credit facility as of June 30, 2015.

As of June 30, 2015 and December 31, 2014, the Company had no outstanding borrowings under its unsecured revolving credit facility.

9.      MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties.  As of June 30, 2015, 26 of the Company’s properties, with a total book value of approximately $932 million, are encumbered by the Company’s mortgages and loans payable.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.  Except as noted below, the Company was in compliance with its debt covenants under its mortgages and loans payable as of June 30, 2015.

A summary of the Company’s mortgages, loans payable and other obligations as of June 30, 2015 and December 31, 2014 is as follows: (dollars in thousands)

		Effective		June 30,	December 31,
Property Name	Lender	Rate (a)		2015	2014		Maturity
Overlook - Site IIID,IIIC, IIIA (b)	Wells Fargo Bank N.A.	LIBOR+3.50%		-	$17,260
Overlook - Site IIB (Quarrystone I) (b)	Wells Fargo Bank N.A.	LIBOR+2.50%		-	5,787
4 Sylvan (c)	Wells Fargo CMBS	10.260%		-	14,575
10 Independence (d)	Wells Fargo CMBS	10.260%		-	16,924
6 Becker, 85 Livingston,	Wells Fargo CMBS	10.260%		$65,035	65,035		08/11/14	(f)
75 Livingston &
20 Waterview (e)
9200 Edmonston Road	Principal Commercial Funding L.L.C.	5.534%		3,857	3,951		05/01/15	(g)
Port Imperial South	Wells Fargo Bank N.A.	LIBOR+1.75%		44,550	44,119		09/19/15
4 Becker	Wells Fargo CMBS	9.550%		39,739	39,421		05/11/16
5 Becker (h)	Wells Fargo CMBS	19.450%		14,288	13,867		05/11/16
210 Clay (i)	Wells Fargo CMBS	18.100%		13,770	13,330		05/11/16
Curtis Center (j)	CCRE & PREFG	LIBOR+5.912%	(m)	64,000	64,000		10/09/16
Various (k)	Prudential Insurance	6.332%		144,551	145,557		01/15/17
150 Main St.	Webster Bank	LIBOR+2.35%		3,493	1,193	(o)	03/30/17
23 Main Street	JPMorgan CMBS	5.587%		28,878	29,210		09/01/18
Harborside Plaza 5	The Northwestern Mutual Life	6.842%		219,682	221,563		11/01/18
	Insurance Co. & New York Life
	Insurance Co.
100 Walnut Avenue	Guardian Life Insurance Co.	7.311%		18,410	18,542		02/01/19
One River Center (l)	Guardian Life Insurance Co.	7.311%		42,173	42,476		02/01/19
Park Square	Wells Fargo Bank N.A.	LIBOR+1.872%	(n)	27,500	27,500		04/10/19
Port Imperial South 4/5 Retail	American General Life & A/G PC	4.559%		4,000	4,000		12/01/21
Port Imperial South 4/5 Garage	American General Life & A/G PC	4.853%		32,600	32,600		12/01/29

Total mortgages, loans payable and other obligations				$766,526	$820,910

(a)
Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs, mark-to-market adjustment of acquired debt and other transaction costs, as applicable.

(b)	On March 27, 2015, the Company repaid these loans at par, using borrowings on the Company's unsecured revolving credit facility.
(c)	On June 11, 2015, the Company transferred the deed for 4 Sylvan Way to the lender in satsfactions of its obligations. See Note 3: Recent Transactions.
(d)	On May 27, 2015, the Company transferred the deed for 10 Independence Boulevard to the lender in satisfaction of its obligations. See Note 3: Recent Transactions.
(e)	Mortgage is cross collateralized by the four properties.
(f)	The loan was not repaid at maturity and the Company has begun discussions with the lender regarding potential options in satisfaction of the obligation.
(g)
The mortgage loan originally matured on May 1, 2013.  The maturity date was extended until May 1, 2015 with the same interest rate.  Excess cash flow, as defined, is being held by the lender for re-leasing costs.  The deed for the property was placed in escrow and is available to the lender in the event of default or non-payment at maturity.  The mortgage loan was not repaid on May 1, 2015.  The Company is in discussions with the lender regarding a further extension of the loan.

(h)
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
(j)
The Company owns a 50 percent tenants-in-common interest in the Curtis Center property.  The Company’s $64.0 million loan consists of its 50 percent interest in a $102 million senior loan with a current rate of 3.480 percent at June 30, 2015 and its 50 percent interest in a $26 million mezzanine loan (with a maximum borrowing capacity of $48 million) with a current rate of 9.686 percent at June 30, 2015.  The senior loan rate is based on a floating rate of one-month LIBOR plus 329 basis points and the mezzanine loan rate is based on a floating rate of one-month LIBOR plus 950 basis points.  The Company has entered into LIBOR caps for the periods of the loans.  The loans provide for three one-year extension options.

(k)	Mortgage is cross collateralized by seven properties. The Company has agreed, subject to certain conditions, to guarantee repayment of $61.1 million of the loan.
(l)	Mortgage is collateralized by the three properties comprising One River Center.
(m)	The effective interest rate includes amortization of deferred financing costs of 1.362 percent.
(n)	The effective interest rate includes amortization of deferred financing costs of 0.122 percent.
(o)	This construction loan has a maximum borrowing capacity of $28.8 million.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED
Cash paid for interest for the six months ended June 30, 2015 and 2014 was $53,353,000 and $61,999,000, respectively.  Interest capitalized by the Company for the six months ended June 30, 2015 and 2014 was $7,388,000 and $6,493,000, respectively (of which these amounts included $2,314,000 and $1,953,000 for the six months ended June 30, 2015 and 2014, respectively, for interest capitalized on the Company’s investments in unconsolidated joint ventures which were substantially in development).

SUMMARY OF INDEBTEDNESS
As of June 30, 2015, the Company’s total indebtedness of $2,034,819,000 (weighted average interest rate of 5.67 percent) was comprised of $139,543,000 of variable rate mortgage debt (weighted average rate of 3.89 percent) and fixed rate debt and other obligations of $1,895,276,000 (weighted average rate of 5.80 percent).

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

STOCK OPTION PLANS
In May 2013, the Corporation established the 2013 Incentive Stock Plan (the “2013 Plan”) under which a total of 4,600,000 shares have been reserved for issuance.  In May 2004, the Corporation established the 2004 Incentive Stock Plan (the “2004 Plan”) under which a total of 2,500,000 shares had been reserved for issuance.  The 2004 Plan was terminated upon establishment of the 2013 Plan.  No options were granted under the 2004 Plan.  In September 2000, the Corporation established the 2000 Employee Stock Option Plan (“2000 Employee Plan”) and the Amended and Restated 2000 Director Stock Option Plan (“2000 Director Plan” and together with the 2000 Employee Plan, the “2000 Plans”).  In May 2002, shareholders of the Corporation approved amendments to both of the 2000 Plans to increase the total shares reserved for issuance under both of the 2000 Plans from 2,700,000 to 4,350,000 shares of the Corporation’s common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan).  As the 2000 Plans expired in 2010, stock options may no longer be issued under those plans.  Stock options granted under the 2000 Employee Plan became exercisable over a five-year period.  All stock options granted under the 2000 Director Plan became exercisable in one year.  All options were granted at the fair market value at the dates of grant and have terms of 10 years.  As of June 30, 2015 and December 31, 2014, the stock options outstanding had a weighted average remaining contractual life of approximately 9.8 and 4.9 years, respectively.

On June 5, 2015, in connection with the Executive Employment Agreements, the Corporation granted options to purchase a total of 800,000 shares of the Corporation’s common stock, exercisable for a period of ten years with an exercise price equal to the closing price of the Corporation’s common stock on the grant date of $17.31 per share, with 400,000 of such options vesting in three equal annual installments commencing on the first anniversary of the grant date (“Time Vesting Options”), and 400,000 of such options vesting if the Corporation’s common stock trades at or above $25.00 per share for 30 consecutive trading days while the executive is employed (“Price Vesting Options”), or on or before June 30, 2019, subject to certain conditions.

Information regarding the Corporation’s stock option plans is summarized below:

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Exercise	Value
	Under Options	Price	$(000’s)
Outstanding at January 1, 2015	10,000	$33.36	-
Granted	800,000	17.31
Outstanding at June 30, 2015 ($17.31 – $45.47)	810,000	$17.51	$746
Options exercisable at June 30, 2015	5,000
Available for grant at June 30, 2015	3,413,699

The weighted average fair value of options granted during the three and six months ended June 30, 2015 was $3.06 per option. The fair value of each option grant is estimated on the date of grant using the Black-Scholes model for Time Vesting Options and the Monte Carlo method for Price Vesting Options.  The following weighted average assumptions are included in the Company’s fair value calculations of stock options granted during the three and six months ended June 30, 2015:

	Time Vesting	Price Vesting
	Options	Options
Expected life (in years)	6.0	5.8
Risk-free interest rate	2.04%	1.96%
Volatility	29.0%	29.0%
Dividend yield	3.5%	3.5%

There were no stock options exercised under all stock option plans for the six months ended June 30, 2015 and 2014, respectively.  The Corporation has a policy of issuing new shares to satisfy stock option exercises.

The Company recognized stock options expense of $62,000 and $1,000 for the three months ended June 30, 2015 and 2014, respectively, and $63,000 and $2,000 for the six months ended June 30, 2015 and 2014, respectively.

RESTRICTED STOCK AWARDS
The Corporation has issued stock awards (“Restricted Stock Awards”) to officers, certain other employees, and nonemployee members of the Board of Directors of the Corporation, which allow the holders to each receive a certain amount of shares of the Corporation’s common stock generally over a one to seven-year vesting period, of which 313,337 unvested shares were legally outstanding at June 30, 2015.  Of the Restricted Stock Awards issued to executive officers and certain other employees, 210,000 were contingent upon the Corporation meeting certain performance goals to be set by the Committee of the Corporation each year (“Performance Shares”), with the remaining based on time and service.

On September 12, 2012, the Board of Directors of the Corporation granted Restricted Stock Awards totaling 319,667 shares for those executive officers in place on such date.  The Restricted Stock Awards were to vest commencing January 1, 2014 and with the number of Restricted Stock Awards scheduled to be vested and earned on each vesting date on an annual basis over a five to seven year vesting schedule, with each annual vesting of each tranche of Restricted Stock Awards being subject to the attainment of annual performance targets to be set by the Committee for each year.  In connection with the departure of two executive officers effective March 31, 2014, the Corporation agreed to grant and accelerate vesting of 109,667 shares of Restricted Stock Awards on April 1, 2014.  In connection with the departure of the Corporation’s former president and chief executive officer effective June 30, 2015, the Corporation agreed to vest 84,000 Performance Shares and to grant and accelerate the vesting of 126,000 Performance Shares on the Separation Date.  See Note 14: Commitments and Contingencies – Departure of Executive Officer.

On June 5, 2015, in connection with the Executive Employment Agreements, the Corporation granted a total of 37,550.54 Restricted Stock Awards, which were valued in accordance with ASC 718 – Stock Compensation, at their fair value.  These awards are scheduled to vest equally over a three-year period on each annual anniversary date of the grant date.

All currently outstanding and unvested Restricted Stock Awards provided to the officers and certain other employees were issued under the 2013 Plan and 2004 Plan.  Currently outstanding and unvested Restricted Stock Awards provided to directors were issued under the 2013 Plan.

Information regarding the Restricted Stock Awards grant activity is summarized below:

		Weighted-Average
		Grant – Date
	Shares	Fair Value
Outstanding at January 1, 2015	346,946	$21.09
Granted	41,337	17.51
Vested	(37,392)	21.59
Forfeited	(3)	26.36
Outstanding at June 30, 2015	350,888	$20.61

As of June 30, 2015, the Company had $3.1 million of total unrecognized compensation cost related to unvested Restricted Stock Awards granted under the Corporation’s stock compensation plans.  That cost is expected to be recognized over a weighted average period of 2.0 years.

PERFORMANCE SHARE UNITS/ TSR-BASED AWARDS
On September 12, 2012, the Board of Directors of the Corporation approved the recommendations and ratified the determinations of the Committee with respect to new multi-year TSR based awards (the “TSR-Based Awards”) totaling 5,160 performance shares (the “TSR Performance Shares”) for those executive officers in place on such date, each TSR Performance Share evidencing the right to receive $1,000 in the Corporation’s common stock upon vesting.  In accordance with the amended and restated TSR-Based Awards agreements entered into between the Corporation and those executive officers in June 2013, the TSR Performance Shares were to vest commencing December 31, 2014, with the number of TSR Performance Shares scheduled to be granted annually over the next four years.  The Corporation granted 1,032 TSR Performance Shares in the year ended December 31, 2013, which were valued in accordance with ASC 718, Compensation - Stock Compensation, at their fair value, utilizing a Monte-Carlo simulation to estimate the probability of the vesting conditions being satisfied.  In connection with the departure of two executive officers effective March 31, 2014, the Corporation agreed to vest 357 TSR Performance Shares and to grant and accelerate the vesting of 528 TSR Performance Shares, for which the Corporation issued 45,062 shares of Common Stock on April 2, 2014.  In connection with the departure of the Corporation’s former president and chief executive officer effective June 30, 2015, the Corporation agreed to vest 675 TSR Performance Shares on the Separation Date, for which it issued 41,811 shares of common stock.  See Note 14: Commitments and Contingencies – Departure of Executive Officer.

On June 5, 2015, in connection with the Executive Employment Agreements, the Corporation granted a total of 112,651.64 performance share units (“PSUs”) which will vest from 0 to 150 percent of the number of PSUs granted based on the Corporation’s total shareholder return relative to a peer group of equity office REITs over a three-year performance period starting from the grant date, each PSU evidencing the right to receive a share of the Corporation’s common stock upon vesting.  The PSUs are also entitled to the payment of dividend equivalents in respect of vested PSUs in the form of additional PSUs.  The PSUs were valued in accordance with ASC 718, Compensation - Stock Compensation, at their fair value on the grant date, utilizing a Monte-Carlo simulation to estimate the probability of the vesting conditions being satisfied.

The Corporation has reserved shares of common stock under the 2004 Plan and 2013 Plan for issuance upon vesting of the TSR Performance Shares and PSUs in accordance with the terms and conditions of the TSR-Based Awards and PSUs.

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

During the six months ended June 30, 2015 and 2014, 10,264 and 10,245 deferred stock units were earned, respectively.  As of June 30, 2015 and December 31, 2014, there were 167,763 and 157,730 deferred stock units outstanding, respectively.

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

The following information presents the Company’s results for the three and six months ended June 30, 2015 and 2014 in accordance with ASC 260, Earnings Per Share: (dollars in thousands, except per unit amounts)

	Three Months Ended		Six Months Ended
		June 30,		June 30,
Computation of Basic EPU	2015	2014	2015	2014
Net income	$39,389	$57,347	$36,064	$39,719
Add: Noncontrolling interest in consolidated joint ventures	373	290	863	612
Net income available to common unitholders	$39,762	$57,637	$36,927	$40,331

Weighted average common units	100,272	99,993	100,269	99,935

Basic EPU:
Net income available to common unitholders	$0.40	$0.58	$0.37	$0.40

	Three Months Ended		Six Months Ended
		June 30,		June 30,
Computation of Diluted EPU	2015	2014	2015	2014
Net income available to common unitholders	$39,762	$57,637	$36,927	$40,331

Weighted average common unit	100,314	100,023	100,313	99,964

Diluted EPU:
Net income available to common unitholders	$0.40	$0.58	$0.37	$0.40

The following schedule reconciles the units used in the basic EPU calculation to the units used in the diluted EPU calculation: (in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Basic EPU units	100,272	99,993	100,269	99,935
Add: Restricted Stock Awards	42	30	44	29
Diluted EPU units	100,314	100,023	100,313	99,964

Contingently issuable shares under the PSU awards and Price Vesting Options were excluded from the denominator in 2015 because the criteria had not been met for the period ended June 30, 2015.  Contingently issuable shares under the TSR Performance Shares were excluded from the denominator in 2014 because the criteria had not been met for the period ended June 30, 2014.  Not included in the computations of diluted EPU were 410,000 and 10,000 stock options as such securities were anti-dilutive during the periods ended June 30, 2015 and 2014, respectively.  Unvested restricted stock outstanding as of June 30, 2015 and 2014 were 103,337 and 304,816 shares, respectively.

Distributions declared per common unit for each of the three month periods ended June 30, 2015 and 2014 was $0.15 per unit.  Distributions declared per common unit for the six month periods ended June 30, 2015 and 2014 was $0.30 and $0.45 per unit, respectively.

11.           NONCONTROLLING INTERESTS IN CONSOLIDATED JOINT VENTURES

The Company consolidates certain joint ventures in which it has ownership interests.  Various entities and/or individuals hold noncontrolling interests in these ventures.

The following table reflects the activity of noncontrolling interests in consolidated joint ventures for the six months ended June 30, 2015 and 2014, respectively (dollars in thousands):

	Six Months Ended
		June 30,
	2015	2014
Balance at January 1	$55,057	$55,283
Net income	(863)	(612)
Increase in noncontrolling interests	158	35
Balance at June 30	$54,352	$54,706

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

Employees of the Corporation, who meet certain minimum age and service requirements, are eligible to participate in the Mack-Cali Realty Corporation 401(k) Savings/Retirement Plan (the “401(k) Plan”).  Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law.  The amounts contributed by employees are immediately vested and non-forfeitable.  The Corporation may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year.  The Corporation did not make any contributions to the 401(k) plan in the six months ended June 30, 2015.  Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Corporation at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Corporation.  All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year.  The assets of the 401(k) Plan are held in trust and a separate account is established for each participant.  A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Corporation.  Total expense recognized by the Company for the 401(k) Plan for the three months ended June 30, 2015 and 2014 was zero and $27,000, respectively, and zero and $53,000 for the six months ended June 30, 2015 and 2014, respectively.

On September 12, 2012, the Board of Directors of the Corporation approved multi-year deferred retirement compensation agreements for those executive officers in place on such date (the “Deferred Retirement Compensation Agreements”).  Pursuant to the Deferred Retirement Compensation Agreements, the Corporation was to make annual contributions of stock units (“Stock Units”) representing shares of the Corporation’s common stock on January 1 of each year from 2013 through 2017 into a deferred compensation account maintained on behalf of each participating executive.  Vesting of each annual contribution of Stock Units was to occur on December 31 of each year, subject to continued employment.  In connection with the separation from service to the Corporation of certain executive officers effective March 31, 2014, the Company agreed to make cash payments totaling $1.2 million for all vested and unvested Stock Units and future cash contributions pursuant to the Deferred Retirement Compensation Agreements.  In connection with the separation from service to the Corporation of its former president and chief executive officer effective June 30, 2015, the Company agreed to make cash payments of $2.3 million on the separation date for all vested and unvested Stock Units and future cash contributions pursuant to his Deferred Retirement Compensation Agreement.  Total expense recognized by the Company under the Deferred Retirement Compensation Agreements for the three months ended June 30, 2015 and 2014 was zero and $142,000, respectively, and zero and $1.3 million for the six months ended June 30, 2015 and 2014, respectively.

13.      DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments at June 30, 2015 and December 31, 2014.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, receivables, notes receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of June 30, 2015 and December 31, 2014.

The fair value of the Company’s long-term debt, consisting of senior unsecured notes and mortgages, loans payable and other obligations aggregated approximately $2,046,116,000 and $2,133,214,000 as compared to the book value of approximately $2,034,819,000 and $2,088,654,000 as of June 30, 2015 and December 31, 2014, respectively.  The fair value of the Company’s long-term debt was categorized as a level 3 basis (as provided by ASC 820, Fair Value Measurements and Disclosures).  The fair value was estimated using a discounted cash flow analysis valuation based on the borrowing rates currently available to the Company for loans with similar terms and maturities.  The fair value of the mortgage debt and the unsecured notes was determined by discounting the future contractual interest and principal payments by a market rate.  Although the Company has determined that the majority of the inputs used to value its derivative financial instruments fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative financial instruments utilize level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments.  As a result, the Company has determined that its derivative financial instruments valuations in their entirety are classified in level 2 of the fair value hierarchy.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2015 and December 31, 2014.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2015 and current estimates of fair value may differ significantly from the amounts presented herein.

14.      COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS
Pursuant to agreements with certain municipalities, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties and has tax abatement agreements on other properties, as follows:

The Harborside Plaza 4-A agreement with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years.  The annual PILOT is equal to two percent of Total Project Costs, as defined.  Total Project Costs are $49.5 million.  The PILOT totaled $247,000 and $247,000 for the three months ended June 30, 2015 and 2014, respectively, and $495,000 and $495,000 for the six months ended June 30, 2015 and 2014, respectively.

The Harborside Plaza 5 agreement, also with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years.  The annual PILOT is equal to two percent of Total Project Costs, as defined.  Total Project Costs are $170.9 million.  The PILOT totaled $854,000 and $854,000 for the three months ended June 30, 2015 and 2014, respectively, and $1.7 million and $1.7 million for the six months ended June 30, 2015 and 2014, respectively.

The agreement with the City of Weehawken for its Port Imperial 4/5 garage development project has a term of five years beginning when the project is substantially complete, which occurred in the third quarter of 2013.  The agreement provides that real estate taxes be paid initially on the land value of the project only and allows for a phase in of real estate taxes on the value of the improvements over a five year period.

The agreement with the City of Rahway for its Park Square multi-family rental property provides that real estate taxes will be partially abated, on a declining scale, for four years through 2015.

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

GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of June 30, 2015, are as follows: (dollars in thousands)

Year	Amount
July 1 through December 31, 2015	$198
2016	387
2017	267
2018	232
2019	235
2020 through 2084	15,583

Total	$16,902

Ground lease expense incurred by the Company during the three months ended June 30, 2015 and 2014 amounted to $102,000 and $102,000, respectively, and $203,000 and $203,000 for the six months ended June 30, 2015 and 2014, respectively.

ROSELAND CONTINGENT CONSIDERATION
The purchase price for the Roseland Transaction included the fair value of contingent consideration pursuant to an earn-out (“Earn Out”) agreement of approximately $10 million.  Since the acquisition, the Company recognized benefits related to a decline in  fair value in the Earn Out liability and, as a result of the achievement of certain of the defined criteria, paid certain amounts such that the balance of the Earn Out as of June 30, 2015 was $0.9 million.  Prospectively, the Earn Out liability will be remeasured at fair value quarterly until the contingency has been resolved, with any changes in fair value representing a charge or benefit directly to earnings (with no adjustment to purchase accounting).  The measures of the Earn Out are based on significant inputs that are not observable in the market, which ASC 820 refers to as level 3 inputs.  In addition to an appropriate discount rate, the key assumption affecting the valuation for the Roseland Assets component was the probability of occurrence of the payment events under the relevant provisions (management assumed between 92 and 99 percent for completion/start criteria and 50 percent for the tax credit/grant criteria in its initial valuation).  The valuation of the TRS component includes assumptions for the risk-free rate and various other factors (i.e., stock price, dividend levels and volatility) for the Company and the relevant peer group, as defined in the Earn Out agreement.

DEPARTURE OF EXECUTIVE OFFICER
On November 4, 2014, the Company announced that Mitchell E. Hersh would step down as president and chief executive officer of the Corporation effective May 11, 2015 and would not stand for re-election to the Corporation’s Board of Directors (the “Board of Directors”) at the 2015 annual meeting of the Corporation’s stockholders.  Pursuant to the terms of the Separation Agreement, the Company elected to extend the separation date to June 30, 2015 (the “Separation Date”).  In connection with Mr. Hersh’s departure from the Corporation, the Corporation and Mr. Hersh entered into a Separation and General Release Agreement (the “Separation Agreement”) dated November 4, 2014 (the “Effective Date”).  The Separation Agreement provided that Mr. Hersh’s employment with the Corporation was being terminated without cause, and further provided, pursuant to the terms of Mr. Hersh’s employment agreement, multi-year performance award agreement, TSR-based performance award agreement and deferred retirement compensation agreement, for (i) a cash payment to Mr. Hersh of $8 million, (ii) payment of the premiums for the continuation of Mr. Hersh’s health, dental and vision insurance for 48 months following the Separation Date, (iii) vesting of 210,000 shares of restricted common stock pursuant to Mr. Hersh’s multi-year performance award agreement, (iv) a cash payment equal to the sum of (X) $504,000, plus (Y) the product of (1) 210,000 multiplied by (2) the aggregate amount of dividends on the Corporation’s common stock that were declared and paid between the Effective Date and the Separation Date in payment of accrued but unpaid dividend equivalents pursuant to his multi-year performance award agreement, (v) issuance of 41,811 shares of common stock of the Corporation (the “Deferred Shares”) pursuant to the acceleration of vesting of 675 performance shares pursuant to Mr. Hersh’s TSR-based performance award agreement, and (vi) a cash payment of $2,311,792 pursuant to Mr. Hersh’s deferred retirement compensation award agreement.  All such cash amounts and Deferred Shares will be paid to Mr. Hersh on the date that is six months and one day from the Separation Date, except in the event of death or if the payment event is due to Mr. Hersh’s disability, in which case the payments will occur shortly after such death or disability.  Under the terms of the Separation Agreement, Mr. Hersh continued to receive his base salary in accordance with his employment agreement and to be eligible to participate in the Corporation’s executive incentive compensation and bonus programs.  In addition, upon departure Mr. Hersh was entitled to receive his accrued but unpaid base salary and to have his expenses reimbursed.

The Company’s total estimated costs for the departure of the Corporation’s former president and chief executive officer and of the departure of certain of the Corporation’s executive officers of approximately $23.8 million during the year ended December 31, 2014, of which approximately $11 million was recognized during the six months ended June 30, 2014, was included in general and administrative expense (approximately $11.6 million was included in accounts payable, accrued expenses and other liabilities as of June 30, 2015 and December 31, 2014).

OTHER
The Company may not dispose of or distribute certain of its properties, currently comprised of seven properties with an aggregate net book value of approximately $124.3 million, which were originally contributed by certain unrelated common unitholders, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Corporation’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Corporation’s Board of Directors; David S. Mack, director of the Corporation; Earle I. Mack, a former director of the Corporation; and Mitchell E. Hersh, former president, chief executive officer and director of the Corporation), the Robert Martin Group (which includes Robert F. Weinberg, a former director of the Corporation and current member of its Advisory Board), and the Cali Group (which includes John R. Cali, a former director of the Corporation and current member of its Advisory Board).  110 of the Company’s properties, with an aggregate net book value of approximately $1.3 billion, have lapsed restrictions and are subject to these conditions.

On May 21, 2014, the Company entered into a joint venture agreement with Ironstate Harborside-A LLC (“ISA”) to form Harborside Unit A Urban Renewal, L.L.C. (“URL-Harborside”), a newly-formed joint venture that will develop, own and operate a high-rise tower of approximately 763 multi-family apartment units above a parking pedestal to be located on land contributed by the Company at its Harborside complex in Jersey City, New Jersey (the “URL Project”).  The Company owns an 85 percent interest in URL-Harborside and the remaining interest is owned by ISA, with shared control over major decisions such as approval of budgets, property financings and leasing guidelines.  The construction of the URL Project is estimated to cost a total of approximately $320 million (of which development costs of $128.4 million have been incurred by URL-Harborside through June 30, 2015).  The URL Project is projected to be ready for occupancy by the fourth quarter of 2016.  The venture has a construction/permanent loan with a maximum borrowing amount of $192 million (with no balance currently outstanding as of June 30, 2015), which bears interest at a rate of 5.197 percent and matures in August 2029.  The Company currently expects that it will fund approximately $17.4 million of the remaining development costs of the project, net of the loan financing.

In July 2012, the Company entered into a ground lease with Wegmans Food Markets, Inc. (“Wegmans”) at the Company’s undeveloped site located at Sylvan Way and Ridgedale Avenue in Hanover Township, New Jersey. Subject to receiving all necessary governmental approvals, Wegmans intends to construct a store of approximately 140,000 square feet on a finished pad scheduled to be completed in the first quarter of 2017.  The Company expects to incur costs of approximately $28.7 million for the development of the site (of which the Company has incurred $11.5 million through June 30, 2015).

The Company owns a 76.25 percent interest in a consolidated joint venture which is constructing a 108-unit multi-family development rental property located in Eastchester, New York (the “Eastchester Project”).  The project is expected to be ready for occupancy by the second quarter of 2016.  The Eastchester Project is estimated to cost a total of $50 million (of which development costs of $18.4 million have been incurred through June 30, 2015).  The venture has a $28.8 million construction loan (with $3.5 million outstanding as of June 30, 2015).  The Company expects to fund $8.2 million of the remaining development costs balance.

On April 1, 2015, the Company acquired vacant land to accommodate the development of the CitySquare Project for a purchase price of $3.1 million with an additional $1.25 million to be paid, subject to certain conditions, in accordance with the terms of the purchase and sale agreement.  The purchase price for the acquisition was funded primarily through borrowing under the Company’s unsecured revolving credit facility.  The Company is required to begin construction of the CitySquare Project within 12 months of closing.  The Company plans to start construction in the third quarter 2015 and the total development costs are estimated to be approximately $91.4 million.

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

Future minimum rentals to be received under non-cancelable commercial operating leases at June 30, 2015 are as follows (dollars in thousands):

Year	Amount
July 1 through December 31, 2015	$223,162
2016	441,825
2017	392,032
2018	308,731
2019	250,839
2020 and thereafter	997,712

Total	$2,614,301

Multi-family rental property residential leases are excluded from the above table as they generally expire within one year.

16.      SEGMENT REPORTING

The Company operates in three business segments: (i) commercial and other real estate, (ii) multi-family real estate, and (iii) multi-family services.  The Company provides leasing, property management, acquisition, development, construction and tenant-related services for its commercial and other real estate and multi-family real estate portfolio.  The Company’s multi-family services business also provides similar services for third parties.  The Company no longer considers construction services as a reportable segment as it phased out this line of business in 2014.  The Company had no revenues from foreign countries recorded for the six months ended June 30, 2015 and 2014.  The Company had no long lived assets in foreign locations as of June 30, 2015 and December 31, 2014.  The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties in each of its real estate segments (commercial and other, and multi-family) and from its multi-family services segment.

Selected results of operations for the three and six months ended June 30, 2015 and 2014 and selected asset information as of June 30, 2015 and December 31, 2014 regarding the Company’s operating segments are as follows.  Amounts for prior periods have been restated to conform to the current period segment reporting presentation: (dollars in thousands)

	Real Estate
	Commercial		Multi-family		Corporate	Total
	& Other	Multi-family	Services		& Other (d)	Company
Total revenues:
Three months ended:
June 30, 2015	$134,613	$6,842	$8,269	(e)	$(1,157)	$148,567
June 30, 2014	150,877	6,329	7,403	(f)	(4,309)	160,300
Six months ended:
June 30, 2015	274,217	13,579	16,501	(g)	(2,015)	302,282
June 30, 2014	311,450	12,132	14,351	(h)	(8,037)	329,896

Total operating and
interest expenses (a):
Three months ended:
June 30, 2015	$64,158	$4,872	$9,051		$27,250	$105,331
June 30, 2014	72,303	3,006	8,382		29,578	113,269
Six months ended:
June 30, 2015	136,008	8,541	18,706		54,929	218,184
June 30, 2014	159,236	5,705	18,541		70,791	254,273

Equity in earnings (loss) of
unconsolidated joint ventures:
Three months ended:
June 30, 2015	$798	$(3,336)	$209		$-	$(2,329)
June 30, 2014	1,829	(2,255)	869		-	443
Six months ended:
June 30, 2015	(570)	(5,497)	209		-	(5,858)
June 30, 2014	2,817	(4,478)	869		-	(792)

Net operating income (loss) (b):
Three months ended:
June 30, 2015	$71,253	$(1,366)	$(573)		$(28,407)	$40,907
June 30, 2014	80,403	1,068	(110)		(33,887)	47,474
Six months ended:
June 30, 2015	137,639	(459)	(1,996)		(56,944)	78,240
June 30, 2014	155,031	1,949	(3,321)		(78,828)	74,831

Total assets:
June 30, 2015	$3,384,979	$718,470	$9,773		$40,243	$4,153,465
December 31, 2014	3,636,126	492,362	11,158		52,601	4,192,247

Total long-lived assets (c):
June 30, 2015	$3,100,539	$497,095	$3,764		$(1,270)	$3,600,128
December 31, 2014	3,344,840	318,524	3,858		3,482	3,670,704

Total investments in
unconsolidated joint ventures:
June 30, 2015	$77,841	$206,256	$410		$-	$284,507
December 31, 2014	81,649	164,912	907		-	247,468

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

(e)	Includes $1,556 of fees earned for this period from the multi-family real estate segment, which are eliminated in consolidation.
(f)	Includes $935 of fees earned for this period from the multi-family real estate segment, which are eliminated in consolidation.
(g)	Includes $2,831 of fees earned for this period from the multi-family real estate segment, which are eliminated in consolidation.
(h)	Includes $1,800 of fees earned for this period from the multi-family real estate segment, which are eliminated in consolidation.

The following schedule reconciles net operating income to net income available to common unitholders: (dollars in thousands)

	Three Months Ended		Six Months Ended
		June 30,		June 30,
	2015	2014	2015	2014
Net operating income	$40,907	$47,474	$78,240	$74,831
Add (deduct):
Depreciation and amortization	(42,365)	(44,711)	(83,167)	(89,696)
Realized gains on disposition of
rental property, net	34,399	54,584	34,543	54,584
Gain on sale of investment in unconsolidated joint venture	6,448	-	6,448	-
Net income	39,389	57,347	36,064	39,719
Noncontrolling interest in consolidated joint ventures	373	290	863	612
Net income available to common unitholders	$39,762	$57,637	$36,927	$40,331

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of Mack-Cali Realty, L.P. and the notes thereto (collectively, the “Financial Statements”).  Certain defined terms used herein have the meaning ascribed to them in the Financial Statements.

Executive Overview

Mack-Cali Realty Corporation together with its subsidiaries, (the “Corporation” or the “General Partner”) has been involved in all aspects of commercial real estate development, management and ownership for over 60 years and the Corporation has been a publicly-traded real estate investment trust (REIT) since 1994.  As of June 30, 2015, the Company owns or has interests in 279 properties (collectively, the “Properties”), consisting of 260 commercial properties, primarily class A office and office/flex buildings, totaling approximately 30.5 million square feet, leased to approximately 2,000 commercial tenants and 19 multi-family rental properties containing approximately 5,644 residential units.  The Properties are located primarily in the Northeast, some with adjacent, Company-controlled developable land sites able to accommodate up to 5.7 million square feet of additional commercial space and up to 9,042 apartment units.

The Company’s historical strategy has been to focus its operations, acquisition and development of office properties in high-barrier-to-entry markets and sub-markets where it believes it is, or can become, a significant and preferred owner and operator.  With changing work force demographics and reduced demand for suburban office properties in its current markets, the Company intends to continue to leverage its experience and expertise in its core Northeast markets to pursue a strategy of rebalancing its portfolio to only include assets it believes will offer above market returns.  This strategy includes selectively disposing of office and office/flex assets and re-deploying proceeds to other office assets and to multi-family rental properties, as well as the repositioning of a portion of its office properties and land held for development to multi-family rental properties.

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

Of the Company’s 10 core office markets, several continue to be weak while others have stabilized.  The percentage leased in the Company’s consolidated portfolio of stabilized operating commercial properties aggregating 25 million, 25 million and 26 million square feet at June 30, 2015, March 31, 2015 and June 30, 2014, respectively was 82.3 percent leased at June 30, 2015 as compared to 84.3 percent leased at March 31, 2015 and 83.7 percent leased at June 30, 2014.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.  Leases that expired as of June 30, 2015, March 31, 2015 and June 30, 2014 aggregate 74,128, 558,288 and 101,880 square feet, respectively, or 0.3, 2.2 and 0.4 percentage of the net rentable square footage, respectively.  Rental rates (including escalations) on the Company’s commercial space that was renewed (based on first rents payable) during the three months ended June 30, 2015 (on 1,007,487 square feet of renewals) increased an average of 0.7 percent compared to rates that were in effect under the prior leases, as compared to a 6.3 percent decrease during the three months ended June 30, 2014 (on 466,046 square feet of renewals).  Estimated lease costs for the renewed leases during the three months ended June 30, 2015 averaged $2.23 per square foot per year for a weighted average lease term of 2.9 years and estimated lease costs for the renewed leases during the three months ended June 30, 2014 averaged $1.83 per square foot per year for a weighted average lease term of 4.0 years.  The Company believes that commercial vacancy rates may continue to increase and commercial rental rates may continue to decline in some of its markets in 2015 and possibly beyond.  For example, a significant tenant aggregating 474,801 square feet and approximately $8.6 million in annualized base rent, whose lease expired on March 31, 2015, did not renew its lease.  As of June 30, 2015, commercial leases which comprise approximately 3.2 percent of the Company’s annualized base rent are scheduled to expire during the six months ended December 31, 2015.  With the decline of rental rates in the Company’s office markets over the past few years, as leases expire in 2015, assuming no further changes in current market rental rates, the Company expects in many cases that the rental rates it is likely to achieve on new leases will generally be lower than the rates currently being paid, thereby resulting in less revenue from the same space.  As a result of the above factors, the Company’s future earnings and cash flow may continue to be negatively impacted by current market conditions affecting its commercial portfolio.

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

Several of the Company’s core office markets continue to be weak.  The Company intends to sell its weakest assets or actively asset manage them in a different way.  The Company will selectively purchase assets in markets that it believes will offer above market returns.  The Company believes that the opportunity to invest in multi-family development properties at higher returns on cost will position the Company to potentially produce higher levels of net operating income than if the Company were to only purchase stabilized multi-family rental properties at market returns.  The Company anticipates that it will be several years before many of its multi-family development projects are income-producing.  The long-term nature of the Company’s multi-family strategy coupled with the continued weakness in the Company’s core office markets and the disposition of income producing non-core office properties, to fund the Company’s multi-family rental acquisitions and development will likely result in declining net operating income and cash flow relative to historical returns.  As the Company continues to execute its multi-family residential strategy, the Company believes that over the long-term its net operating income and cash flow will stabilize at levels less than historical or current returns.

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

The remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand our:

•	recent transactions;
•	critical accounting policies and estimates;
•	results from operations for the three and six months ended June 30, 2015, as compared to the three and six months ended June 30, 2014 and
•	liquidity and capital resources.

Recent Transactions

Acquisition
On April 1, 2015, the Company acquired vacant land to accommodate the development of the CitySquare Project for a purchase price of $3.1 million with an additional $1.25 million to be paid (which is accrued as of June 30, 2015), subject to certain conditions, in accordance with the terms of the purchase and sale agreement.  The purchase price for the acquisition was funded primarily through borrowing under the Company’s unsecured revolving credit facility.  The Company is required to begin construction of the CitySquare Project within 12 months of closing.  The Company plans to start construction in the third quarter 2015 and the total development costs are estimated to be approximately $91.4 million.

Dispositions
On June 26, 2015, the Company sold its 203,506 square foot office property located at 14 Sylvan Way in Parsippany, New Jersey for net sales proceeds of approximately $80 million, with a gain of approximately $24.7 million from the sale.

On January 15, 2015, the Company sold its 21,600 square foot office/flex property located at 1451 Metropolitan Drive in West Deptford, New Jersey for net sales proceeds of approximately $1.1 million, with a gain of approximately $0.1 million from the sale.

During the quarter ended June 30, 2015, the Company transferred the deeds for two of its office properties to the lender in satisfaction of its mortgage loan obligations. The properties transferred consisted of 4 Sylvan Way in Parsippany, New Jersey, aggregating 105,135 square feet, which was collateral for a $14.6 million mortgage loan that matured on August 11, 2014, and 10 Independence Boulevard in Warren, New Jersey, aggregating 120,528 square feet, which was collateral for a $16.9 million mortgage loan that matured on August 11, 2014.   The Company had previously recorded impairment charges on the properties totaling $12.2 million at September 30, 2013. As a result, the Company recorded a gain on the disposal of the two office properties for a total of $9.7 million during the quarter.

Unconsolidated Joint Venture Activity
ROSEWOOD LAFAYETTE HOLDINGS, L.L.C./HIGHLANDS AT MORRISTOWN STATION
On June 1, 2015, the Company sold its 25 percent equity interest in Rosewood Lafayette Holdings L.L.C., a joint venture which owns the Highlands at Morristown Station, a 217-unit multi-family property located in Morristown, New Jersey to its joint venture partner and realized a gain on the sale of $6.4 million.

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

Rental Property:
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Acquisition-related costs are expensed as incurred.   Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Interest capitalized by the Company for the six months ended June 30, 2015 and 2014 was $7.4 million and $6.5 million, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

Results From Operations

The following comparisons for the three and six months ended June 30, 2015 (“2015”), as compared to the three and six months ended June 30, 2014 (“2014”), make reference to the following:  (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Company at March 31, 2014, (for the three-month period comparisons), and which represent all in-service properties owned by the Company at December 31, 2013 (for the six-month period comparisons), excluding properties that were sold, disposed of, removed from service, or being redeveloped or repositioned from January 1, 2014 through June 30, 2015; (ii) the effect of the “Acquired Properties,” which represent all properties acquired by the Company or commencing initial operations from April 1, 2014 through June 30, 2015 (for the three-month comparisons), and which represent all properties acquired by the Company or commencing initial operation from January 1, 2014 through June 30, 2015 (for the six-month period comparisons) and (iii) the effect of “Properties Sold,” which represent properties sold, disposed of, or removed from service (including properties being redeveloped or repositioned) by the Company from January 1, 2014 through June 30, 2015.  During the 2015 and 2014 periods, one office property, aggregating 75,000 square feet, was removed from service as it was being redeveloped by the Company.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

	Three Months Ended
		June 30,	Dollar	Percent
(dollars in thousands)	2015	2014	Change	Change
Revenue from rental operations and other:
Base rents	$121,246	$133,210	$(11,964)	(9.0)%
Escalations and recoveries from tenants	15,842	16,996	(1,154)	(6.8)
Parking income	2,850	2,236	614	27.5
Other income	1,228	849	379	44.6
Total revenues from rental operations	141,166	153,291	(12,125)	(7.9)

Property expenses:
Real estate taxes	21,410	23,375	(1,965)	(8.4)
Utilities	13,399	14,573	(1,174)	(8.1)
Operating services	25,844	27,840	(1,996)	(7.2)
Total property expenses	60,653	65,788	(5,135)	(7.8)

Non-property revenues:
Real estate services	7,401	7,009	392	5.6
Total non-property revenues	7,401	7,009	392	5.6

Non-property expenses:
Real estate services expenses	6,208	6,571	(363)	(5.5)
General and administrative	11,988	13,673	(1,685)	(12.3)
Depreciation and amortization	42,365	44,711	(2,346)	(5.2)
Total non-property expenses	60,561	64,955	(4,394)	(6.8)
Operating income	27,353	29,557	(2,204)	(7.5)
Other (expense) income:
Interest expense	(26,773)	(28,159)	1,386	4.9
Interest and other investment income	291	922	(631)	(68.4)
Equity in earnings (loss) of unconsolidated joint ventures	(2,329)	443	(2,772)	(625.7)
Realized gains (losses) on disposition
of rental property, net	34,399	54,584	(20,185)	(37.0)
Gain on sale of investment in unconsolidated joint venture	6,448	-	6,448	-
Total other (expense) income	12,036	27,790	(15,754)	(56.7)
Net income	39,389	57,347	(17,958)	(31.3)
Noncontrolling interest in consolidated joint ventures	373	290	83	28.6
Net income available to common unitholders	$39,762	$57,637	$(17,875)	(31.0)%

The following is a summary of the changes in revenue from rental operations and property expenses in 2015 as compared to 2014 divided into Same-Store Properties, Acquired Properties and Properties Sold in 2014 and 2015 (dollars in thousands):

	Total		Same-Store		Acquired		Properties
	Company		Properties		Properties		Sold
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change	Change	Change
Revenue from rental
operations and other:
Base rents	$(11,964)	(9.0)%	$(1,562)	(1.2)%	$148	0.1%	$(10,550)	(7.9)%
Escalations and recoveries
from tenants	(1,154)	(6.8)	323	1.9	13	0.1	(1,490)	(8.8)
Parking income	614	27.5	362	16.3	251	11.2	1	-
Other income	379	44.6	34	4.0	2	0.2	343	40.4
Total	$(12,125)	(7.9)%	$(843)	(0.5)%	$414	(0.3)%	$(11,696)	(7.7)%

Property expenses:
Real estate taxes	$(1,965)	(8.4)%	$(1,501)	(6.5)%	$1,113	4.8%	$(1,577)	(6.7)%
Utilities	(1,174)	(8.1)	620	4.4	47	0.3	(1,841)	(12.6)
Operating services	(1,996)	(7.2)	671	2.4	205	0.7	(2,872)	(10.3)
Total	$(5,135)	(7.8)%	$(210)	(0.3)%	$1,365	2.1%	$(6,290)	(9.6)%

OTHER DATA:
Number of Consolidated Properties	227		226		1		21
Commercial Square feet (in thousands)	24,838		24,838		-		3,137
Multi-family portfolio (number of units)	1,301		1,081		220		-

Base rents for the Same-Store Properties decreased $1.6 million, or 1.2 percent, for 2015 as compared to 2014, due primarily to a decrease in occupancy in 2015 as compared to 2014, which resulted from a 20 basis point decrease in the average same store percent leased to 83.2 percent from 83.4 percent, and a $0.27 decrease in average annual rents per square foot to $21.98 from $22.25.  Escalations and recoveries from tenants for the Same-Store Properties increased $0.3 million, or 1.9 percent, for 2015 over 2014 due primarily to recoveries from tenants of higher electric expenses in 2015 which the Company partially recovers from tenants pursuant to the terms of most of its leases.  Parking income for the Same-Store Properties increased $0.4 million, or 16.3 percent, for 2015 as compared to 2014 due primarily to increased usage.  Other income for the Same-Store Properties was relatively unchanged for 2015 as compared to 2014.

Real estate taxes on the Same-Store Properties decreased $1.5 million, or 6.5 percent, for 2015 as compared to 2014.  The change in real estate taxes principally results from an increase in tax appeal proceeds received in 2015 as compared to 2014.  Real estate taxes, without the effect of net tax appeal proceeds, increased $0.9 million, or 4.0 percent, for 2015 as compared to 2014 due primarily to increased rates.  Utilities for the Same-Store Properties increased $0.6 million, or 4.4 percent, for 2015 as compared to 2014, due primarily to increased electricity usage in 2015 as compared to 2014 attributed to higher cooling degree days and resulting air conditioning loads.  Operating services for the Same-Store Properties increased $0.7 million, or 2.4 percent, due primarily to an increase in property management services costs, including cleaning and security services in 2015 as compared to 2014.

Real estate services revenues (primarily reimbursement of property personnel costs) increased $0.4 million, or 5.6 percent, for 2015 as compared to 2014, due primarily to increased development and management activity in multi-family services in 2015 as compared to 2014.

Real estate services expenses decreased $0.4 million, or 5.5 percent, for 2015 as compared to 2014, due primarily to decreased compensation and related costs.

General and administrative expenses decreased $1.7 million in 2015 as compared to 2014, due primarily to acquisition transaction costs of $1.9 million incurred in 2014.

Depreciation and amortization decreased $2.3 million, or 5.2 percent, for 2015 over 2014.  This decrease was due primarily to a decrease of $2.1 million for 2015 as compared to 2014 for the properties sold or disposed of in 2014 and 2015.

Interest expense decreased $1.4 million, or 4.9 percent, for 2015 as compared to 2014.  This decrease was primarily the result of lower overall average debt balances in 2015 as compared to 2014.

Interest and other investment income decreased $0.6 million, or 68.4 percent, for 2015 as compared to 2014.  This was primarily due to interest income on lower average notes receivable balances in 2015.

Equity in earnings of unconsolidated joint ventures decreased $2.8 million, or 625.7 percent, for 2015 as compared to 2014.  The decrease was due primarily to a loss of $1.3 million in 2015 from the Capital Place Mezz venture (which commenced operations in 2015) and a gain of $0.9 million in 2014 from the Stamford SM venture (the venture’s note receivable was repaid in 2014).

The Company had realized gains on disposition of rental property of $34.4 million in 2015 and $54.6 million in 2014.  See Note 3: Recent Transactions - to the Financial Statements.

The Company realized a gain of $6.4 million in 2015 on the sale of its equity interest in the Rosewood Lafayette Holdings L.L.C. joint venture.

Net income decreased to $39.4 million in 2015 from approximately $57.4 million in 2014.  The decrease of $18.0 million was due to the factors discussed above.

Net income available to common unitholders decreased $17.9 million, or 31.0 percent, from $57.6 million in 2014 to approximately $39.7 million in 2015.  The decrease was primarily due to a decrease in net income of $18.0 million for 2015 as compared to 2014. This was partially offset by an increase in noncontrolling interest in consolidated joint ventures of $0.1 million for 2015 as compared to 2014.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

	Six Months Ended
		June 30,	Dollar	Percent
(dollars in thousands)	2015	2014	Change	Change
Revenue from rental operations and other:
Base rents	$245,039	$267,261	$(22,222)	(8.3)%
Escalations and recoveries from tenants	34,241	42,564	(8,323)	(19.6)
Parking income	5,392	4,350	1,042	24.0
Other income	2,565	2,020	545	27.0
Total revenues from rental operations	287,237	316,195	(28,958)	(9.2)

Property expenses:
Real estate taxes	43,862	47,726	(3,864)	(8.1)
Utilities	30,974	42,854	(11,880)	(27.7)
Operating services	54,072	57,062	(2,990)	(5.2)
Total property expenses	128,908	147,642	(18,734)	(12.7)

Non-property revenues:
Real estate services	15,045	13,701	1,344	9.8
Total non-property revenues	15,045	13,701	1,344	9.8

Non-property expenses:
Real estate services expenses	12,847	13,280	(433)	(3.3)
General and administrative	22,999	36,554	(13,555)	(37.1)
Depreciation and amortization	83,167	89,696	(6,529)	(7.3)
Total non-property expenses	119,013	139,530	(20,517)	(14.7)
Operating income	54,361	42,724	11,637	27.2
Other (expense) income:
Interest expense	(53,988)	(58,105)	4,117	7.1
Interest and other investment income	558	1,308	(750)	(57.3)
Equity in earnings (loss) of unconsolidated joint ventures	(5,858)	(792)	(5,066)	(639.6)
Realized gains (losses) on disposition
of rental property, net	34,543	54,584	(20,041)	(36.7)
Gain on sale of investment in unconsolidated joint venture	6,448	-	6,448	-
Total other (expense) income	(18,297)	(3,005)	(15,292)	(508.9)
Net income	36,064	39,719	(3,655)	(9.2)
Noncontrolling interest in consolidated joint ventures	863	612	251	41.0
Net income available to common unitholders	$36,927	$40,331	$(3,404)	(8.4)%

The following is a summary of the changes in revenue from rental operations and property expenses in 2015 as compared to 2014 divided into Same-Store Properties, Acquired Properties and Properties Sold or removed from service in 2014 and 2015 (dollars in thousands):

	Total		Same-Store		Acquired		Properties
	Company		Properties		Properties		Sold in 2014 and 2015
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change	Change	Change
Revenue from rental
operations and other:
Base rents	$(22,222)	(8.3)%	$(986)	(0.4)%	$962	0.4%	$(22,198)	(8.3)%
Escalations and recoveries
from tenants	(8,323)	(19.6)	(3,084)	(7.3)	27	0.1	(5,266)	(12.4)
Parking income	1,042	24.0	634	14.7	406	9.3	2	-
Other income	545	27.0	165	8.2	68	3.4	312	15.4
Total	$(28,958)	(9.2)%	$(3,271)	(1.0)%	$1,463	0.4%	$(27,150)	(8.6)%

Property expenses:
Real estate taxes	$(3,864)	(8.1)%	$(1,344)	(2.8)%	$1,319	2.8%	$(3,839)	(8.1)%
Utilities	(11,880)	(27.7)	(6,282)	(14.7)	160	0.4	(5,758)	(13.4)
Operating services	(2,990)	(5.2)	2,434	4.2	669	1.2	(6,093)	(10.6)
Total	$(18,734)	(12.7)%	$(5,192)	(3.5)%	$2,148	1.4%	$(15,690)	(10.6)%

OTHER DATA:
Number of Consolidated Properties	227		226		1		21
Commercial Square feet (in thousands)	24,838		24,838		-		3,137
Multi-family portfolio (number of units)	1,301		1,081		220		-

Base rents for the Same-Store Properties decreased $1.0 million, or 0.4 percent, for 2015 as compared to 2014, due primarily to a decrease in occupancy in 2015 as compared to 2014, which resulted from an 80 basis point decrease in the average same store percent leased to 83.4 percent from 84.2 percent, partially offset by a modest $0.11 increase in average annual rents per square foot to $22.12 from $22.01.  Escalations and recoveries from tenants for the Same-Store Properties decreased $3.1 million, or 7.3 percent, for 2015 over 2014 due primarily to recoveries from tenants of higher electric expenses in 2014 which the Company partially recovers from tenants pursuant to the terms of most of its leases with significantly lower expenses to recover in 2015.  Parking income for the Same-Store Properties increased $0.6 million, or 14.7 percent, for 2015 as compared to 2014 due primarily to increased usage.  Other income for the Same-Store Properties increased $0.2 million, or 8.2 percent, due primarily to an increase in lease breakage fees recognized in 2015 as compared to 2014.

Real estate taxes on the Same-Store Properties decreased $1.3 million, or 2.8 percent, for 2015 as compared to 2014.  The change in real estate taxes principally results from an increase in tax appeal proceeds received in 2015 as compared to 2014.  Real estate taxes, without the effect of net tax appeal proceeds, increased $1.1 million, or 2.7 percent, for 2015 as compared to 2014, due primarily to increased rates.  Utilities for the Same-Store Properties decreased $6.3 million, or 14.7 percent, for 2015 as compared to 2014, due primarily to decreased electricity rates in 2015 as compared to 2014.  Extended winter freeze conditions in early 2014 caused record electricity demand, and combined with reduced natural gas production and distribution disruptions, resulted in significant market price increases for electricity during the 2014 period.  Operating services for the Same-Store Properties increased $2.4 million, or 4.2 percent, due primarily to an increase in snow removal and other maintenance and service costs of $2.3 million for 2015 as compared to 2014.

Real estate services revenues (primarily reimbursement of property personnel costs) increased $1.3 million, or 9.8 percent, for 2015 as compared to 2014, due primarily to increased development and management activity in multi-family services in 2015 as compared to 2014.

Real estate services expenses decreased $0.4 million, or 3.3 percent, for 2015 as compared to 2014, due primarily to decreased compensation and related costs.

General and administrative expenses decreased $13.6 million in 2015 as compared to 2014, due primarily to approximately $11 million in severance costs related to the departure of two of the Company’s executive officers in 2014, acquisition transaction costs of $1.9 million in 2014, as well as lower salaries and related expenses in 2015.

Depreciation and amortization decreased $6.5 million, or 7.3 percent, for 2015 over 2014.  This decrease was due primarily to a decrease of $1.4 million for the Same-Store Properties due to assets becoming fully amortized, and a decrease of $5.0 million for 2015 as compared to 2014 for the properties sold in 2014 and 2015.

Interest expense decreased $4.1 million, or 7.1 percent, for 2015 as compared to 2014.  This decrease was primarily the result of lower overall average debt balances in 2015 as compared to 2014.

Interest and other investment income decreased $0.8 million, or 57.3 percent, for 2015 as compared to 2014.  This was primarily due to interest income on lower average notes receivable balances in 2015.

Equity in earnings (loss) of unconsolidated joint ventures decreased $5.1 million, or 639.6 percent, for 2015 as compared to 2014.  The decrease was due primarily to a gain of $1.8 million in 2014 from the Stamford SM venture (the venture’s note receivable was repaid in 2014), a loss of $1.6 million in 2015 from the Keystone-TriState venture (which was entered into in late 2014) and a loss of $1.2 million in 2015 from the Capitol Place Mezz venture (which commenced operations in 2015).

The Company had realized gains on disposition of rental property of $34.5 million in 2015 and $54.6 million in 2014.  See Note 3: Recent Transactions – to the Financial Statements.

The Company realized a gain of $6.4 million in 2015 on the sale of its equity interest in the Rosewood Lafayette Holdings L.L.C. joint venture.

Net income decreased to approximately $36.0 million in 2015 from $39.7 million in 2014.  The decrease of $3.7 million was due to the factors discussed above.

Net income available to common unitholders decreased $3.4 million, or 8.4 percent, from $40.3 million in 2014to $36.9 million in 2015.  The decrease was primarily due to a decrease in net income of $3.7 million for 2015 as compared to 2014.  This was partially offset by and an increase in noncontrolling interest in consolidated joint ventures of $0.3 million for 2015 as compared to 2014.

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

Construction Projects:
On May 21, 2014, the Company entered into a joint venture agreement with Ironstate Harborside-A LLC (“ISA”) to form Harborside Unit A Urban Renewal, L.L.C. (“URL-Harborside”), a newly-formed joint venture that will develop, own and operate a high-rise tower of approximately 763 multi-family apartment units above a parking pedestal to be located on land contributed by the Company at its Harborside complex in Jersey City, New Jersey (the “URL Project”).  The Company owns an 85 percent interest in URL-Harborside and the remaining interest is owned by ISA, with shared control over major decisions such as approval of budgets, property financings and leasing guidelines.  The construction of the URL Project is estimated to cost a total of approximately $320 million (of which development costs of $128.4 million have been incurred by URL-Harborside through June 30, 2015).  The URL Project is projected to be ready for occupancy by the fourth quarter of 2016.  The venture has a construction/permanent loan with a maximum borrowing amount of $192 million (with no balance currently outstanding as of June 30, 2015), which bears interest at a rate of 5.197 percent and matures in August 2029.  The Company currently expects that it will fund approximately $17.4 million of the remaining development costs of the project, net of the loan financing.

In July 2012, the Company entered into a ground lease with Wegmans Food Markets, Inc. (“Wegmans”) at the Company’s undeveloped site located at Sylvan Way and Ridgedale Avenue in Hanover Township, New Jersey. Subject to receiving all necessary governmental approvals, Wegmans intends to construct a store of approximately 140,000 square feet on a finished pad scheduled to be completed in the first quarter of 2017.  The Company expects to incur costs of approximately $28.7 million for the development of the site (of which the Company has incurred $11.5 million through June 30, 2015).

The Company owns a 76.25 percent interest in a consolidated joint venture which is constructing a 108-unit multi-family development rental property located in Eastchester, New York (the “Eastchester Project”).  The project is expected to be ready for occupancy by the second quarter of 2016.  The Eastchester Project is estimated to cost a total of $50 million (of which development costs of $18.4 million have been incurred through June 30, 2015).  The venture has a $28.8 million construction loan (with $3.5 million outstanding as of June 30, 2015).  The Company expects to fund $8.2 million of the remaining development costs balance.

On April 1, 2015, the Company acquired vacant land to accommodate the development of the CitySquare Project for a purchase price of $3.1 million with an additional $1.25 million to be paid, subject to certain conditions, in accordance with the terms of the purchase and sale agreement.  The purchase price for the acquisition was funded primarily through borrowing under the Company’s unsecured revolving credit facility.  The Company is required to begin construction of the CitySquare Project within 12 months of closing.  The Company plans to start construction in the third quarter 2015 and the total development costs are estimated to be approximately $91.4 million.

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

Property Lock-Ups:
The Company may not dispose of or distribute certain of its properties, currently comprised of seven properties with an aggregate net book value of approximately $124.3 million, which were originally contributed by certain unrelated common unitholders of the Company, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Corporation’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Corporation’s Board of Directors; David S. Mack, director of the Corporation; Earle I. Mack, a former director of the Corporation; and Mitchell E. Hersh, former president, chief executive officer and director of the Corporation), the Robert Martin Group (which includes Robert F. Weinberg, a former director of the Corporation and current member of its Advisory Board), and the Cali Group (which includes John R. Cali, a former director of the Corporation and current member of its Advisory Board).  As of June 30, 2015, 110 of the Company’s properties, with an aggregate net book value of approximately $1.3 billion, have lapsed restrictions and are subject to these conditions.

Unencumbered Properties:
As of June 30, 2015, the Company had 204 unencumbered properties with a carrying amount of $2.5 billion representing 89.9 percent of the Company’s total consolidated property count.

Cash Flows

Cash and cash equivalents decreased by $9.7 million to $19.8 million at June 30, 2015, compared to $29.6 million at December 31, 2014.  This decrease is comprised of the following net cash flow items:

(1)	$79.7 million provided by operating activities.

(2)	$35.2 million used in investing activities, consisting primarily of the following:

	(a)	$49.3 million used for investments in unconsolidated joint ventures; plus
	(b)	$42.9 million used for additions to rental property and improvements; plus
	(c)	$27.9 million used for the development of rental property, other related costs and deposits; plus
	(d)	$7.8 million used for restricted cash; plus
	(e)	$4.1 million used for rental property acquisitions and related intangibles; minus
	(f)	$80.6 million from proceeds from the sales of rental property; minus
	(g)	$6.4 million from proceeds from the sale of investment in unconsolidated joint venture; minus
	(h)	$7.8 million received from payments of notes receivables; minus
	(i)	$2 million received from distributions in excess of cumulative earnings from unconsolidated joint ventures.

(3)	$54.3 million provided by financing activities, consisting primarily of the following:

	(a)	$129 million from borrowings under the revolving credit facility; plus
	(b)	$2.9 million from proceeds received from mortgages and loans payable; plus
	(c)	$0.2 million from contributions from noncontrolling interests; minus
	(d)	$27.3 million used for repayments of mortgages, loans payable and other obligations; minus
	(e)	$30 million used for payments of dividends and distributions; minus
	(f)	$129 million used for repayments of revolving credit facility; minus
	(g)	$0.1 million used for repayment of finance costs.

Debt Financing

Summary of Debt:
The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of June 30, 2015:

	Balance		Weighted Average		Weighted Average
	($000’s)	% of Total	Interest Rate (a)		Maturity in Years
Fixed Rate Unsecured Debt and
Other Obligations	$1,268,293	62.33%	4.88%		4.66
Fixed Rate Secured Debt	626,983	30.81%	7.66%		2.90
Variable Rate Secured Debt	139,543	6.86%	3.99%		1.44

Totals/Weighted Average:	$2,034,819	100.00%	5.67%	(b)	3.90

(a)	The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.19 percent as of June 30, 2015, plus the applicable spread.
(b)
Excludes amortized deferred financing costs pertaining to the Company’s unsecured revolving credit facility which amounted to $0.8 million and $1.6 million for the three and six months ended June 30, 2015, respectively.

Debt Maturities:
Scheduled principal payments and related weighted average annual effective interest rates for the Company’s debt as of June 30, 2015 are as follows:

	Scheduled	Principal		Weighted Avg.
	Amortization	Maturities	Total	Effective Interest Rate of
Period	($000’s)	($000’s)	($000’s)	Future Repayments (a)
July 1 to December 31, 2015	$4,806	$113,442	$118,248	6.91%
2016	8,311	333,273	341,584	7.43%
2017	7,275	394,644	401,919	4.10%
2018	7,311	231,536	238,847	6.67%
2019	723	331,566	332,289	7.44%
Thereafter	6,328	605,206	611,534	4.13%
Sub-total	34,754	2,009,667	2,044,421
Adjustment for unamortized debt
discount/premium, net, as of
June 30, 2015	(9,602)	-	(9,602)

Totals/Weighted Average	$25,152	$2,009,667	$2,034,819	5.67%	(b)

(a)	The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.19 percent as of June 30, 2015, plus the applicable spread.
(b)
Excludes amortized deferred financing costs pertaining to the Company’s unsecured revolving credit facility which amounted to $0.8 million and $1.6 million for the three and six months ended June 30, 2015, respectively.

Senior Unsecured Notes:
The terms of the Company’s senior unsecured notes (which totaled approximately $1.3 billion as of June 30, 2015) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

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

As of July 20, 2015, the Company had outstanding borrowings of $25 million under its unsecured revolving credit facility.

Mortgages, Loans Payable and Other Obligations and Notes Receivables:
The Company has other mortgages, loans payable and other obligations which consist of various loans collateralized by certain of the Company’s rental properties.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

Debt Strategy:
The Company does not intend to reserve funds to retire the Company’s senior unsecured notes, outstanding borrowings under its unsecured revolving credit facility, or its mortgages, loans payable and other obligations upon maturity.  Instead, the Corporation or Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates.  If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility.  As of July 20, 2015, the Company had outstanding borrowings of $25 million under its unsecured revolving credit facility.  The Company is reviewing various financing and refinancing options, including the purchase of its senior unsecured notes in privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt, common and preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed in 2015.  The Company currently anticipates that its available cash and cash equivalents, cash flows from operating activities and proceeds from the sale of office properties, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs in the short term.  However, if these sources of funds are insufficient or unavailable, due to current economic conditions or otherwise, or if capital needs to fund acquisition and development opportunities in the multi-family rental sector arise, the Corporation’s ability to make the expected distributions discussed in “REIT Restrictions” above may be adversely affected.

Equity Financing and Registration Statements

Common Equity:
The following table presents the changes in the Corporation’s issued and outstanding shares of Common Stock and the Company’s Common Units for the six months ended June 30, 2015:

	Common	Common
	Stock	Units	Total
Outstanding at January 1, 2015	89,076,578	11,083,876	100,160,454
Common units redeemed for Common Stock	71,807	(71,807)	-
Shares issued under Dividend Reinvestment
and Stock Purchase Plan	1,550	-	1,550
Restricted shares issued, net of cancellations	45,594	-	45,594

Outstanding at June 30, 2015	89,195,529	11,012,069	100,207,598

Share Repurchase Program:
The Corporation has a share repurchase program which was renewed and authorized by its Board of Directors in September 2012 to purchase up to $150 million of the Corporation’s outstanding common stock (“Repurchase Program”), which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.   As of June 30, 2015, the Corporation has a remaining authorization under the Repurchase Program of $139 million.  There were no common stock repurchases in 2014 and through July 20, 2015.

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

Shelf Registration Statements:
The Corporation has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the Corporation, under which no securities have been sold as of July 20, 2015.

The Corporation and the Company also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the Corporation and debt securities of the Company, under which no securities have been sold as of July 20, 2015.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt:
The debt of the Company’s unconsolidated joint ventures generally provide for recourse to the Company for customary matters such as intentional misuse of funds, environmental conditions and material misrepresentations. The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures.  Such debt has a total facility amount of $477 million of which the Company has agreed to guarantee up to $67.8 million.  As of June 30, 2015, the outstanding balance of such debt totaled $263.6 million of which $36.9 million was guaranteed by the Company.  The Company has also posted a $4.1 million letter of credit in support of the Harborside South Pier joint venture, half of which is indemnified by Hyatt Corporation, the Company’s joint venture partner.

The Company’s off-balance sheet arrangements are further discussed in Note 4: Investments in Unconsolidated Joint Ventures to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt (principal and interest), PILOT agreements, ground lease agreements and other obligations, as of June 30, 2015:

		Payments Due by Period
		Less than 1	1 – 3	4 – 5	6 – 10	After 10
(dollars in thousands)	Total	Year	Years	Years	Years	Years
Senior unsecured notes	$1,553,214	$259,388	$342,450	$323,388	$627,988	-
Mortgages, loans payable
and other obligations (a)	899,367	244,211	274,836	330,371	14,394	$35,555
Payments in lieu of taxes
(PILOT)	30,327	4,407	13,222	8,815	3,883	-
Ground lease payments	16,902	391	810	465	1,170	14,066
Other	2,603	948	1,655	-	-	-
Total	$2,502,413	$509,345	$632,973	$663,039	$647,435	$49,621

(a)	Interest payments assume LIBOR rate of 0.19 percent, which is the weighted average rate on its outstanding variable rate mortgage debt at June 30, 2015, plus the applicable spread.

Departure of Chief Executive Officer:
On November 4, 2014, the Company announced that Mitchell E. Hersh would step down as president and chief executive officer of the Corporation effective May 11, 2015 and would not stand for re-election to the Corporation’s Board of Directors (the “Board of Directors”) at the 2015 annual meeting of the Corporation’s stockholders.  Pursuant to the terms of the Separation Agreement, the Company elected to extend the separation date to June 30, 2015 (the “Separation Date”).  In connection with Mr. Hersh’s departure from the Corporation, the Corporation and Mr. Hersh entered into a Separation and General Release Agreement (the “Separation Agreement”) dated November 4, 2014 (the “Effective Date”). The Separation Agreement provided that Mr. Hersh’s employment with the Corporation was being terminated without cause, and further provided, pursuant to the terms of Mr. Hersh’s employment agreement, multi-year performance award agreement, TSR-based performance award agreement and deferred retirement compensation agreement, for (i) a cash payment to Mr. Hersh of $8 million, (ii) payment of the premiums for the continuation of Mr. Hersh’s health, dental and vision insurance for 48 months following the Separation Date, (iii) vesting of 210,000 shares of restricted common stock pursuant to Mr. Hersh’s multi-year performance award agreement, (iv) a cash payment equal to the sum of (X) $504,000, plus (Y) the product of (1) 210,000 multiplied by (2) the aggregate amount of dividends on the Corporation’s common stock that were declared and paid between the Effective Date and the Separation Date in payment of accrued but unpaid dividend equivalents pursuant to his multi-year performance award agreement, (v) issuance of 41,811 shares of common stock of the Corporation (the “Deferred Shares”) pursuant to the acceleration of vesting of 675 performance shares pursuant to Mr. Hersh’s TSR-based performance award agreement, and (vi) a cash payment of $2,311,792 pursuant to Mr. Hersh’s deferred retirement compensation award agreement. All such cash amounts and Deferred Shares will be paid to Mr. Hersh on the date that is six months and one day from the Separation Date, except in the event of death or if the payment event is due to Mr. Hersh’s disability, in which case the payments will occur shortly after such death or disability. Under the terms of the Separation Agreement, Mr. Hersh continued to receive his base salary in accordance with his employment agreement and to be eligible to participate in the Corporation’s executive incentive compensation and bonus programs. In addition, upon departure Mr. Hersh was entitled to receive his accrued but unpaid base salary and to have his expenses reimbursed.

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

As the Company considers its primary earnings measure, net income available to common unitholders, as defined by GAAP, to be the most comparable earnings measure to FFO, the following table presents a reconciliation of net income available to common unitholders to FFO, as calculated in accordance with NAREIT’s current definition, for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income available to common unitholders	$39,762	$57,637	$36,927	$40,331
Add (deduct): Real estate-related depreciation and amortization on
continuing operations (a)	47,634	47,291	93,665	94,739
Realized (gains) losses and unrealized losses
on disposition of rental property, net	(34,399)	(54,584)	(34,543)	(54,584)
Gain on sale of investment in unconsolidated
joint venture	(6,448)	-	(6,448)	-
Funds from operations	$46,549	$50,344	$89,601	$80,486

(a)
Includes the Company’s share from unconsolidated joint ventures of $5,512 and $2,658 for the three months ended June 30, 2015 and 2014, respectively, and $10,983 and $5,215 for the six months ended June 30, 2015 and 2014, respectively.  Excludes non-real estate-related depreciation and amortization of $243 and $78 for the three months ended June 30, 2015 and 2014, respectively, and $485 and $172 for the six months ended June 30, 2015 and 2014, respectively.

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
•
 our ability to complete construction and development activities on time and within budget, including without limitation obtaining regulatory permits and the availability and cost of materials, labor and equipment;

•	forward-looking financial and operational information, including information relating to future development projects, potential acquisitions or dispositions, and projected revenue and income;
•	changes in operating costs;
•	our ability to obtain adequate insurance, including coverage for terrorist acts;
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

Approximately $1.9 billion of the Company’s long-term debt as of June 30, 2015 bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates.  The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.  The interest rates on the Company’s variable rate debt as of June 30, 2015 ranged from LIBOR plus 130 basis points to LIBOR plus 950 basis points.  Assuming interest-rate caps are not in effect, if market rates of interest on the Company’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $1.4 million annually and the increase or decrease in the fair value of the Company’s fixed rate debt as of June 30, 2015 would be approximately $66 million.

June 30, 2015
Debt, including current portion	7/1/2015 -									Fair
($s in thousands)	12/31/2015	2016	2017	2018	2019	Thereafter	Sub-total	Other (a)	Total	Value

Fixed Rate	$73,698	$277,584	$397,493	$237,447	$307,122	$611,534	$1,904,878	$(9,602)	$1,895,276	$1,906,573
Average Interest Rate	9.91%	8.62%	4.12%	6.70%	7.88%	4.13%			5.80%

Variable Rate	$44,550	$64,000	$4,426	$1,400	$25,167	-	$139,543	-	$139,543	$139,543

(a) Adjustment for unamortized debt discount/premium, net, as of June 30, 2015.

While the Company has not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in losses to the Company which could adversely affect its operating results and liquidity.

Item 4.                 Controls and Procedures

Disclosure Controls and Procedures. The Corporation’s management, with the participation of the Corporation’s chief executive officer, president and chief operating officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, the Corporation’s chief executive officer, president and chief operating officer and chief financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

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

Item 1A.     Risk Factors

There have been no material changes in our assessment of risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(a)               COMMON STOCK
During the three months ended June 30, 2015, the Corporation issued 24,829 shares of common stock to holders of common units in the Company upon the redemption of such common units in private offerings pursuant to Section 4(a)(2) of the Securities Act.  The holders of the common units were limited partners of the Company and accredited investors under Rule 501 of the Securities Act.  The common units were redeemed for an equal number of shares of common stock.  The Corporation has registered the resale of such shares under the Securities Act.

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

Mack-Cali Realty, L.P.
(Registrant)
By: Mack-Cali Realty Corporation
its General Partner

Date: July 21, 2015	By:	/s/ Mitchell E. Rudin
Mitchell E. Rudin
Chief Executive Officer
(principal executive officer)

Date: July 21, 2015	By:	/s/ Michael J. DeMarco
Michael J. DeMarco
President and Chief Operating Officer

Date: July 21, 2015	By:	/s/ Anthony Krug
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

Exhibit
Number	Exhibit Title

10.127
Employment Agreement dated June 3, 2015 by and between Mitchell E. Rudin and Mack-Cali Realty Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 3, 2015 and incorporated herein by reference).

10.128
Employment Agreement dated June 3, 2015 by and between Michael J. DeMarco and Mack-Cali Realty Corporation (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 3, 2015 and incorporated herein by reference).

10.129*	Indemnification Agreement dated June 3, 2015 by and between Mitchell E. Rudin and Mack-Cali Realty Corporation.

10.130*	Indemnification Agreement dated June 3, 2015 by and between Michael J. DeMarco and Mack-Cali Realty Corporation.

31.1*	Certification of the Corporation’s Chief Executive Officer, Mitchell E. Rudin, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Corporation’s President and Chief Operating Officer, Michael J. DeMarco, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of the Corporation’s Chief Financial Officer, Anthony Krug, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of the Corporation’s Chief Executive Officer, Mitchell E. Rudin, the Corporation’s President and Chief Operating Officer, Michael J. DeMarco, and the Corporation’s Chief Financial Officer, Anthony Krug, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1*
The following financial statements from Mack-Cali Realty, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statement of Changes in Equity (unaudited), (iv) Consolidated Statements of Cash Flows  (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

* filed herewith