Form 10-K
period 2015-12-31
MACK CALI REALTY L P
filed 2016-02-24
CIK 1067063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of Mack-Cali Realty Corporation’s definitive proxy statement for fiscal year ended December 31, 2015 to be issued in conjunction with Mack-Cali Realty Corporation’s annual meeting of shareholders expected to be held on June 1, 2016 are incorporated by reference in Part III of this Form 10-K.  The definitive proxy statement will be filed by Mack-Cali Realty Corporation with the SEC not later than 120 days from the end of Mack-Cali Realty Corporation’s fiscal year ended December 31, 2015.

PART I

ITEM 1.                 BUSINESS

GENERAL
Mack-Cali Realty L.P., a Delaware limited partnership (together with its subsidiaries collectively, the “Company” or “Operating Partnership”), is a majority-owned subsidiary of Mack-Cali Realty Corporation, a Maryland Corporation and a real estate investment trust (“REIT”) (the “Corporation” or the “General Partner”). The Company owns and operates a real estate portfolio comprised predominantly of Class A office and office/flex properties located primarily in the Northeast with a recent emphasis on expansion into the multi-family rental sector in the same markets.  The Company performs substantially all real estate leasing, management, acquisition, development and construction services on an in-house basis.  The Company was organized on May 24, 1994.  The Company’s executive offices are located at 343 Thornall Street, Edison, New Jersey 08837-2206, and its telephone number is (732) 590-1000.  The Corporation has an internet website at www.mack-cali.com

As of December 31, 2015, the Company owned or had interests in 275 properties, consisting of 147 office and 109 flex properties, totaling approximately 29.9 million square feet, leased to approximately 1,900 commercial tenants and 19 multi-family rental properties containing 5,644 residential units, plus developable land (collectively, the “Properties”).  The Properties are comprised of: (a) 223 wholly-owned or Company-controlled properties consisting of 111 office buildings and 106 flex buildings aggregating approximately 24.2 million square feet and six multi-family properties totaling 1,301 apartments, (collectively, the “Consolidated Properties”); and (b) 36 office properties totaling approximately 5.6 million square feet, 13 multi-family properties totaling 4,343 apartments, two retail properties totaling 81,700 square feet and a 350-room hotel, which are owned by unconsolidated joint ventures in which the Company has investment interests.  Unless otherwise indicated, all references to square feet represent net rentable area.  As of December 31, 2015, the office and flex properties included in the Consolidated Properties were 86.2 percent leased.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future, and leases that expire at the period end date.  Leases that expired as of December 31, 2015 aggregate 69,522 square feet, or 0.3 percent of the net rentable square footage.  The Properties are located in seven states, primarily in the Northeast, and the District of Columbia.  See Item 2: Properties.

On June 3, 2015, Mitchell E. Rudin joined the Corporation as its Chief Executive Officer and Michael J. DeMarco joined the Corporation as its President and Chief Operating Officer.  The Corporation’s new management team assessed the Company’s historical strategy of focusing its operations, acquisition and development of office properties in high-barrier-to-entry markets and sub-markets where it believes it is, or can become, a significant and preferred owner and operator.  In September 2015, the Company announced a three-year strategic initiative to transform into a more concentrated owner of New Jersey Hudson River waterfront and transit-oriented office properties and a regional owner of luxury multi-family residential properties. In furtherance of this strategy, the Company has commenced a comprehensive review of its portfolio and operations and is developing a business strategy that focuses on reshaping its portfolio over time.  As part of this plan, the Company anticipates that it may dispose of a significant portion of its properties that do not meet its long-term goals, and, in September 2015, compiled a list of its properties that it considers as non-core to its ongoing operations.  Specifically, the Company considers a non-core property to have one or more of the following attributes:  (1) assets that do not offer an opportunity to create a competitive advantage; (2) assets that produce a low cash yield; (3) assets which have physical attributes that constrain their market competitiveness; and (4) assets located in low growth markets.  The Company believes that the potential sales of these non-core properties over time would result in total estimated sales proceeds ranging from approximately $600 million to $800 million.

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

The Company seeks to maximize the value of its existing office and office/flex portfolio through implementing operating strategies designed to produce the highest effective rental and occupancy rates and lowest tenant installation costs within the markets that it operates, and further within the parameters of those markets.  The Company continues to pursue internal growth through leasing vacant space, re-leasing space at the highest possible effective rents in light of current market conditions with contractual rent increases and developing or redeveloping office space for its diverse base of high credit quality tenants, including Daiichi Sankyo, Bank of Tokyo-Mitsubishi FUJI Ltd and The United States of America - GSA.  In addition, the Company seeks economies of scale through volume discounts to take advantage of its size and dominance in particular sub-markets, and operating efficiencies through the use of in-house management, leasing, marketing, financing, accounting, legal, development and construction services.

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

Acquisitions: The Company also believes that growth opportunities exist through acquiring operating properties or properties for redevelopment with attractive returns in its core Northeast sub-markets where, based on its expertise in leasing, managing and operating properties, it believes it is, or can become, a significant and preferred owner and operator.  The Company intends either directly or through joint ventures to acquire, invest in or redevelop additional properties, that: (i) are expected to provide attractive long-term yields; (ii) are well-located, of high quality and competitive in their respective sub-markets; (iii) are located in its existing sub-markets or in sub-markets in which the Company is or can become a significant and preferred owner and operator; and (iv) it believes have been under-managed or are otherwise capable of improved performance through intensive management, capital improvements and/or leasing that should result in increased effective rental and occupancy rates.

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

Property Sales: While management’s principal intention is to own and operate its properties on a long-term basis, it periodically assesses the attributes of each of its properties, with a particular focus on the supply and demand fundamentals of the sub-markets in which they are located.  As a result of this assessment during 2015, the Company has identified non-core office properties that it may sell over time for total estimated sales proceeds that it believes may be between approximately $600 million and $800 million.  The Company continually reviews its portfolio and opportunities to divest properties that, among other things, no longer meet its long-term strategy, have reached their potential, are less efficient to operate, or can be sold at attractive prices when market conditions are favorable.

Financial
The Company currently intends to maintain a ratio of debt-to-undepreciated assets (total debt of the Company as a percentage of total undepreciated assets) of 50 percent or less, however there can be no assurance that the Company will be successful in maintaining this ratio.  As of December 31, 2015 and 2014, the Company’s total debt constituted approximately 39.0 percent and 37.3 percent of total undepreciated assets of the Company, respectively.  Although there is no limit in the Company’s organizational documents on the amount of indebtedness that the Company may incur, the Company has entered into certain financial agreements which contain covenants that limit the Company’s ability to incur indebtedness under certain circumstances.  The Company intends to utilize the most appropriate sources of capital for future acquisitions, development, capital improvements and other investments, which may include funds from operating activities, proceeds from property and land sales, joint venture capital, and short-term and long-term borrowings (including draws on the Company’s revolving credit facility), and the issuance of additional debt securities by the Company or equity securities by the Corporation.

EMPLOYEES

As of December 31, 2015, the Company had no employees.  The Corporation had approximately 530 full-time employees.

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

INDUSTRY SEGMENTS

The Company operates in three industry segments:  (i) commercial and other real estate, (ii) multi-family real estate, and (iii) multi-family services.  As of December 31, 2015, the Company does not have any foreign operations and its business is not seasonal.  Please see our financial statements attached hereto and incorporated by reference herein for financial information relating to our industry segments.

SIGNIFICANT TENANTS

As of December 31, 2015, no tenant accounted for more than 10 percent of the Company’s consolidated revenues.

RECENT DEVELOPMENTS

Acquisitions
On December 23, 2015, the Company acquired a vacant 147,241 square-foot office property located in the Mack-Cali Business Campus in Parsippany, New Jersey, for approximately $10.3 million, which was funded primarily through borrowings under the Company’s unsecured revolving credit facility.  This property is currently in redevelopment by the Company.

On November 12, 2015, the Company acquired a 196,128 square-foot, 95.6 percent leased office property adjacent to an existing Mack-Cali property located in Edison, New Jersey, for approximately $53.1 million, which was funded primarily through borrowings under the Company’s unsecured revolving credit facility.

Dispositions
On June 26, 2015, the Company sold its 203,506 square foot office property located at 14 Sylvan Way in Parsippany, New Jersey for net sales proceeds of approximately $80 million, with a gain of approximately $24.7 million from the sale.

Impairments on Properties Held and Used
In September 2015, the Company announced a three-year strategic initiative to transform the Company into a more concentrated owner of New Jersey Hudson River waterfront and transit-oriented office properties and a regional owner of luxury multi-family residential properties.  In connection with the transformation of the Company’s portfolio, management began developing a disposition plan in September 2015, which will be an ongoing assessment process.  Through this plan, the Company, in the coming years, expects to dispose of primarily office properties considered non-core to its ongoing operations.  As a result, at September 30, 2015, the Company evaluated the recoverability of the carrying values of these non-core properties, and determined that due to the shortening of the expected periods of ownership, it was necessary to reduce the carrying values of 22 rental properties to their estimated fair values.  Accordingly, the Company recorded an impairment charge of $158.6 million at September 30, 2015 reducing the aggregate carrying values of these properties from $554.3 million to their estimated fair values of $395.7 million.  At December 31, 2015, as a result of its periodic evaluation of the recoverability of the carrying values resulting from its ongoing assessment of non-core properties, the Company recorded an additional impairment charge of $33.7 million.

Four of the Company’s office properties are collateral for a mortgage loan that matured on August 11, 2014, with a principal balance of $63.3 million as of December 31, 2015.  The loan was not repaid at maturity and the Company is in discussions with the lender regarding potential options in satisfaction of the obligation (see Note 10: Mortgages, Loans Payable and Other Obligations).   As of September 30, 2015, the Company estimated that the carrying value of three of these properties, aggregating 479,877 square feet and located in Roseland and Parsippany, New Jersey, may not be recoverable over their anticipated holding periods.  In order to reduce the carrying values of the properties to their estimated fair values, the Company recorded impairment charges of $5.6 million at September 30, 2015, which resulted from the current decline in leasing activity and market rents of the properties identified.   The Company had previously recorded impairment charges on these properties at September 30, 2013 of $12.5 million.

Development Activity
On October 6, 2015, the Company entered into a joint venture partnership with XS Port Imperial Hotel, LLC (“XS”) to form XS Hotel Urban Renewal Associates LLC (“XS Hotel URA”) for the development and ownership of a 364-key dual branded hotel property located in Weehawken, New Jersey (“Port Imperial Hotel”).  Concurrently, the Company and XS entered into a separate joint venture partnership to form XS Hotel Associates, L.L.C. (“XS Hotel”) for the management and operations of the completed hotel development.  The Company holds a 90 percent interest and XS holds the remaining 10 percent interest in the consolidated joint ventures, XS Hotel URA and XS Hotel, with the Company having full and complete authority, power, and discretion to manage and control the ventures’ business, affairs, and property.  The construction of the Port Imperial Hotel is estimated to cost a total of $105.9 million, which will be funded by a $94 million construction loan with the balance to be funded with members’ capital.  Upon closing, Mack-Cali’s initial contribution was $27.3 million, which included a capital credit of $23.7 million for its contributed Hotel Condominium Land unit, and XS Hotel’s initial contribution was $3 million.  As of December 31, 2015, the Company incurred development costs of $1.5 million and estimates it will need to fund an additional $3.3 million for the completion of the project.

The Company owns developable land to accommodate a multi-phase development project of approximately 1,034-unit multi-family rental property located in Malden, Massachusetts.  The initial phase commenced construction of 292 units in the third quarter of 2015 (the “Chase II Project”).  The Chase II Project is estimated to cost a total of $74.9 million (of which the Company has incurred $22.1 million through December 31, 2015) and is expected to be ready for occupancy by second quarter 2017.  The Company estimates it will need to fund additional costs of $4.8 million for the completion of the Chase II Project.  On December 16, 2015, the Company obtained a construction loan with a maximum borrowing amount of $48 million (with no outstanding balance as of December 31, 2015), which bears interest at a rate of LIBOR plus 2.25 percent, reducing to LIBOR plus 2.0 percent subject to achieving certain conditions and matures in December 2018.

On April 1, 2015, the Company acquired vacant land to accommodate a two-phase development of 365 multi-family residential units located in Worcester, Massachusetts (“the CitySquare Project”) for a purchase price of $3.1 million with an additional $1.25 million to be paid (which is accrued as of December 31, 2015), subject to certain conditions, in accordance with the terms of the purchase and sale agreement.  The purchase price for the acquisition was funded primarily through borrowing under the Company’s unsecured revolving credit facility.  The first phase with 237 units started construction in the third quarter 2015 with anticipated initial deliveries in the second quarter 2017.  The second phase, with 128 units, is projected to begin construction in 2017.   On December 10, 2015, the Company obtained a construction loan with a maximum borrowing amount of $41.5 million (with no outstanding balance as of December 31, 2015), which bears interest at a rate of LIBOR plus 2.5 percent, reducing to LIBOR plus 2.25 percent subject to achieving certain conditions and matures in December 2018.  Total development costs are estimated to be approximately $92.5 million (of which $9.1 million was incurred by the Company through December 31, 2015 and estimates it will need to fund an additional $41.9 million for the completion of the project).

On May 21, 2014, the Company entered into a joint venture agreement with Ironstate Harborside-A LLC (“ISA”) to form Harborside Unit A Urban Renewal, L.L.C. (“URL-Harborside”), a newly-formed joint venture that will develop, own and operate a high-rise tower of approximately 763 multi-family apartment units above a parking pedestal to be located on land contributed by the Company at its Harborside complex in Jersey City, New Jersey (the “URL Project”).  The Company owns an 85 percent interest in URL-Harborside and the remaining interest is owned by ISA, with shared control over major decisions such as approval of budgets, property financings and leasing guidelines.  The construction of the URL Project is estimated to cost a total of approximately $320 million (of which development costs of $210.2 million have been incurred by URL-Harborside through December 31, 2015).  The URL Project is projected to be ready for occupancy by the fourth quarter of 2016.  The venture has a construction/permanent loan with a maximum borrowing amount of $192 million (with $63.9 million outstanding as of December 31, 2015), which bears interest at a rate of 5.197 percent and matures in August 2029.  The Company does not expect to fund any future development costs of the project, as future development costs will be funded by using the loan financing.

The Company owns a 76.25 percent interest in a consolidated joint venture which is constructing a 108-unit multi-family development rental property located in Eastchester, New York (the “Eastchester Project”).  The project is expected to be ready for occupancy by the second quarter of 2016.  The Eastchester Project is estimated to cost a total of $50 million (of which development costs of $29.6 million have been incurred through December 31, 2015).  The venture has a $28.8 million construction loan (with $10.9 million outstanding as of December 31, 2015).  The Company expects to fund approximately $20.9 million for the development of the project (of which, as of December 31, 2015, the Company has incurred $14.7 million of the development costs and estimates it will need to fund an additional $6.2 million for the completion of the project.

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

•
2015 long-term incentive (“LTI”) awards under the Corporation’s 2013 Incentive Stock Plan (the “2015 LTI Awards”), consisting of the granting to each of Messrs. Rudin and DeMarco on June 5, 2015 of 18,775.27 restricted stock units (“RSUs”) subject to time-based vesting over three years, and of 56,325.82 performance share units (“PSUs”) which will vest from 0 to 150 percent of the number of PSUs granted based on the Corporation’s total shareholder return relative to a peer group of equity office REITs over a three-year performance period; and

•
The grant on June 5, 2015 (the “Grant Date”) to each of Messrs. Rudin and DeMarco of options to purchase 400,000 shares of the Corporation’s common stock, exercisable for a period of ten years with an exercise price equal to the closing price of the Corporation’s common stock on the NYSE on the Grant Date (which price was $17.31 per share), with 200,000 of such options vesting in three equal annual installments commencing on the first anniversary of the Grant Date, and 200,000 of such options vesting if the Corporation’s common stock trades at or above $25.00 per share for 30 consecutive trading days while Mr. Rudin and Mr. DeMarco is employed, as applicable, or on or before June 30, 2019 if Mr. Rudin and Mr. DeMarco is employed for the entire Employment Term (except if the executive’s employment has been terminated by the Corporation for cause following expiration of the Employment Term).

Operations
Several of the Company’s core office markets have shown signs of recent improvement.  The percentage leased in the Company’s consolidated portfolio of stabilized operating commercial properties was 86.2 percent at December 31, 2015, as compared to 84.2 percent at December 31, 2014 and 86.1 percent at December 31, 2013.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.  Leases that expired as of December 31, 2015, 2014 and 2013 aggregate 69,522, 205,220 and 690,895 square feet, respectively, or 0.3, 0.8 and 2.5 percentage of the net rentable square footage, respectively.  The Company believes that commercial vacancy rates have stabilized in most of its markets and may decrease in some of its markets through 2016.

FINANCING ACTIVITY

On January 7, 2016, the Company obtained a new $350 million unsecured term loan, which matures in January 2019 with two one-year extension options. The interest rate for the new term loan is currently 140 basis points over LIBOR, subject to adjustment on a sliding scale based on the Company's unsecured debt ratings, or at the Company's option, a defined leverage ratio. The Company entered into interest rate swap arrangements to fix LIBOR for the duration of the term loan. Including costs, the loan provides for a current all-in fixed rate of 3.12 percent. The proceeds from the loan were used primarily to repay outstanding borrowings on its unsecured revolving credit facility and to repay the Company's $200 million, 5.8 percent senior unsecured notes that matured on January 15, 2016.

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

ITEM 1A.        RISK FACTORS

Our results from operations and ability to make distributions on our partners and debt service on our indebtedness may be affected by the risk factors set forth below.  All investors should consider the following risk factors before deciding to purchase securities of the Company and the Corporation.  The Company refers to itself as “we” or “our” in the following risk factors.

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

Adverse developments concerning some of our major tenants and industry concentrations could have a negative impact on our revenue: We have tenants concentrated in various industries that may be experiencing adverse effects of current economic conditions.  For instance, 14.8 percent of our revenue is derived from tenants in the Securities, Commodity Contracts and Other Financial industry, 10.7 percent from tenants in the Insurance Carriers and Related Activities industry and 7.5 percent from tenants in the Manufacturing industry.  Our business could be adversely affected if any of these industries suffered a downturn and/or these tenants or any other tenants became insolvent, declared bankruptcy or otherwise refused to pay rent in a timely manner or at all.

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

Illiquidity of real estate limits our ability to act quickly: Real estate investments are relatively illiquid.  Such illiquidity may limit our ability to react quickly in response to changes in economic and other conditions.  If we want to sell an investment, we might not be able to dispose of that investment in the time period we desire, and the sales price of that investment might not recoup or exceed the amount of our investment.  The prohibition in the Internal Revenue Code of 1986, as amended (the “Code”), and related regulations on a real estate investment trust holding property for sale also may restrict our ability to sell property.  In addition, we acquired a significant number of our properties from individuals to whom we issued Units as part of the purchase price.  In connection with the acquisition of these properties, in order to preserve such individual’s income tax deferral, we contractually agreed not to sell or otherwise transfer the properties for a specified period of time, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate individuals for the income tax consequences of the recognition of such built-in-gains.  As of December 31, 2015, seven of our properties, with an aggregate net book value of approximately $57.1 million, were subject to these restrictions which expire in 2016.  For those properties where such restrictions have lapsed, we are generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate individuals.  110 of our properties, with an aggregate net book value of approximately $1.3 billion, have lapsed restrictions and are subject to these conditions.  The above limitations on our ability to sell our investments could adversely affect our ability to make distributions or payments to our investors.

We may not be able to dispose of non-core office assets within our anticipated timeframe or at favorable prices: In connection with our three year strategic initiative announced in September 2015, we identified non-core office properties that we may sell over time at total estimated sales proceeds we believe will range between $600 million and $800 million.  While we intend to dispose of these properties opportunistically over time, there can be no assurance that these dispositions will be completed during the three year period of our strategic initiative.  In addition, market conditions will impact our ability to dispose of these properties, and there can be no assurance that we will be successful in disposing of these properties for their estimated sales prices.  A failure to dispose of these properties for their estimated market values as planned could have a material adverse effect on our ability to finance our acquisition and development plans.

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

We face risks associated with property acquisitions: We have acquired in the past, and our long-term strategy is to continue to pursue the acquisition of properties and portfolios of properties in New Jersey, New York and Pennsylvania and in the Northeast generally, and particularly residential properties, including large real estate portfolios that could increase our size and result in alterations to our capital structure.  We may be competing for investment opportunities with entities that have greater financial resources.  Several developers and real estate companies may compete with us in seeking properties for acquisition, land for development and prospective tenants. Such competition may adversely affect our ability to make distributions or payments to our and the Corporation’s investors by:

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
Repositioning the Company’s office portfolio may result in impairment charges or less than expected returns on office properties: There can be no assurance that the Company, as it seeks to reposition a portion of its portfolio from office to the multi-family rental sector will be able to sell office properties and purchase multi-family rental properties at prices that in the aggregate are profitable for the Company or are efficient use of its capital or that would not result in a reduction of the Company’s cash flow. Because real estate investments are relatively illiquid, it also may be difficult for the Company to promptly sell its office properties that are held or may be designated for sale promptly or on favorable terms, which could have a material adverse effect on the Company’s financial condition.  In addition, as the Company identifies non-core office properties that may be held for sale or that it intends to hold for a shorter period of time than previously, it may determine that the carrying value of a property is not recoverable over the anticipated holding period of the property.  As a result, the Company may incur impairment charges for certain of these properties to reduce their carrying values to the estimated fair market values.  See Note 3: Recent Transactions – Impairments on Properties Held and Used.  Moreover, as the Company seeks to reposition a portion of its portfolio from office to the multi-family rental sector, the Company may be subject to a Federal income tax on gain from sales of properties due to limitations in the Code and related regulations on a real estate investment trust’s ability to sell properties.  The Company intends to structure its property dispositions in a tax-efficient manner and avoid the prohibition in the Code against a real estate investment trust holding properties for sale.  There is no guaranty, however, that such dispositions can be achieved without the imposition of federal income tax on any gain recognized.

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
As we may perform fixed price construction services for third parties, we are subject to a variety of risks unique to these activities.  If construction costs of a project exceed original estimates, such costs may have to be absorbed by us, thereby making the project less profitable than originally estimated, or possibly not profitable at all.  In addition, a construction project may be delayed due to government or regulatory approvals, supply shortages, or other events and circumstances beyond our control, or the time required to complete a construction project may be greater than originally anticipated.  If any such excess costs or project delays were to be material, such events may adversely affect our cash flow and liquidity and thereby impact our ability to make distributions or payments to our investors.

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

As of December 31, 2015, we had total outstanding indebtedness of $2.2 billion comprised of $1.3 billion of senior unsecured notes, outstanding borrowings of $155 million under our unsecured revolving credit facility and approximately $731 million of mortgages, loans payable and other obligations.  We may have to refinance the principal due on our current or future indebtedness at maturity, and we may not be able to do so.

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

We are obligated to comply with financial covenants in our indebtedness that could restrict our range of operating activities: The mortgages on our properties contain customary negative covenants, including limitations on our ability, without the prior consent of the lender, to further mortgage the property, to enter into new leases outside of stipulated guidelines or to materially modify existing leases.  In addition, our revolving credit facility and unsecured term loan each contains customary requirements, including restrictions and other limitations on our ability to incur debt, debt to assets ratios, secured debt to total assets ratios, interest coverage ratios and minimum ratios of unencumbered assets to unsecured debt.  The indentures under which our senior unsecured debt have been issued contain financial and operating covenants including coverage ratios and limitations on our ability to incur secured and unsecured debt.  These covenants limit our flexibility in conducting our operations and create a risk of default on our indebtedness if we cannot continue to satisfy them.  Some of our debt instruments are cross-collateralized and contain cross default provisions with other debt instruments.  Due to this cross-collateralization, a failure or default with respect to certain debt instruments or properties could have an adverse impact on us or our properties that are subject to the cross-collateralization under the applicable debt instrument.  Failure to comply with these covenants could cause a default under the agreements and, in certain circumstances, our lenders may be entitled to accelerate our debt obligations.  Defaults under our debt agreements could materially and adversely affect our financial condition and results of operations.

Rising interest rates may adversely affect our cash flow: As of December 31, 2015, outstanding borrowings of approximately $155 million under our revolving credit facility and approximately $137 million of our mortgage indebtedness bear interest at variable rates.  We may incur additional indebtedness in the future that bears interest at variable rates.  Variable rate debt creates higher debt service requirements if market interest rates increase.  Higher debt service requirements could adversely affect our ability to make distributions or payments to our investors and/or cause us to default under certain debt covenants.

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
We are dependent upon the Corporation’s key personnel for strategic business direction and real estate experience, including the Corporation’s chief executive officer, the Corporation’s president and chief operating officer, the Corporation’s chief financial officer, the Corporation’s chief investment officer, the Corporation’s chief legal officer and chairman of Roseland.  While we believe that we could find replacements for these key personnel, loss of their services could adversely affect our operations.  The Corporation does not have key man life insurance for its key personnel.  In addition, as the Company seeks to reposition a portion of its portfolio from office to the multi-family rental sector, the Company may become increasingly dependent on the Corporation’s non-executive personnel with residential development and leasing expertise to effectively execute the Company’s long-term strategy.

Certain provisions of Maryland law and the Corporation’s charter and bylaws could hinder, delay or prevent changes in control.
Certain provisions of Maryland law and the Corporation’s charter and bylaws have the effect of discouraging, delaying or preventing transactions that involve an actual or threatened change in control.  These provisions include the following:

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

In addition, the consent of the holders of at least 85 percent of our partnership units is required: (i) to merge (or permit the merger of) us with another unrelated person, pursuant to a transaction in which we are not the surviving entity; (ii) to dissolve, liquidate or wind up the Company; or (iii) to convey or otherwise transfer all or substantially all of its assets.  As of February 22, 2016, the Corporation, as general partner, owns approximately 89.5 percent of our outstanding common partnership units.

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

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None.

ITEM 2.             PROPERTIES

PROPERTY LIST

As of December 31, 2015, the Company’s Consolidated Properties consisted of 217 in-service office and flex properties, as well as six multi-family properties.  The Consolidated Properties are located primarily in the Northeast.  The Consolidated Properties are easily accessible from major thoroughfares and are in close proximity to numerous amenities.  The Consolidated Properties contain a total of approximately 24.2 million square feet of commercial space and 1,301 apartments with the individual commercial properties ranging from 6,216 to 1,246,283 square feet.  The Consolidated Properties, managed by on-site employees, generally have attractively landscaped sites and atriums in addition to quality design and construction.  The Company’s commercial tenants include many service sector employers, including a large number of professional firms and national and international businesses.  The Company believes that all of its properties are well-maintained and do not require significant capital improvements.

Office Properties

			Percentage	2015		2015	2015
		Net	Leased	Base		Average	Average
		Rentable	as of	Rent	Percentage	Base Rent	Effective Rent
	Year	Area	12/31/15	($000’s)	of Total 2015	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

NEW JERSEY

BERGEN COUNTY
Fort Lee
One Bridge Plaza	1981	200,000	92.2	4,642	0.97	25.17	22.30
2115 Linwood Avenue	1981	68,000	98.2	1,171	0.24	17.54	13.93
Montvale
135 Chestnut Ridge Road	1981	66,150	66.6	922	0.19	20.93	18.09
Paramus
15 East Midland Avenue	1988	259,823	53.6	3,105	0.65	22.30	18.65
140 East Ridgewood Avenue	1981	239,680	100.0	4,116	0.86	17.17	13.81
461 From Road	1988	253,554	98.1	4,210	0.88	16.93	13.94
650 From Road	1978	348,510	79.4	6,102	1.27	22.05	18.26
61 South Paramus Road (f)	1985	269,191	81.7	4,171	0.87	18.97	16.36
Rochelle Park
120 West Passaic Street	1972	52,000	46.2	709	0.15	29.51	27.76
365 West Passaic Street	1976	212,578	82.9	3,535	0.74	20.06	17.89
395 West Passaic Street	1979	100,589	75.6	1,376	0.29	18.09	15.27
Upper Saddle River
10 Mountainview Road	1986	192,000	63.6	2,954	0.62	24.19	20.55
Woodcliff Lake
400 Chestnut Ridge Road	1982	89,200	100.0	2,142	0.45	24.01	21.04
50 Tice Boulevard	1984	235,000	95.6	5,544	1.16	24.68	21.30
300 Tice Boulevard	1991	230,000	95.4	6,069	1.27	27.66	24.90

ESSEX COUNTY
Millburn
150 J.F. Kennedy Parkway	1980	247,476	97.2	4,758	0.99	19.78	16.07
Borough of Roseland
4 Becker Farm Road	1983	281,762	94.9	6,975	1.45	26.09	24.97
6 Becker Farm Road	1982	129,732	77.5	2,567	0.54	25.53	24.36
101 Eisenhower Parkway	1980	237,000	80.6	4,394	0.92	23.00	18.86
103 Eisenhower Parkway	1985	151,545	77.7	2,402	0.50	20.40	16.23
105 Eisenhower Parkway	2001	220,000	38.1	2,065	0.43	24.64	18.47
75 Livingston Avenue	1985	94,221	64.2	1,253	0.26	20.71	18.47
85 Livingston Avenue	1985	124,595	81.8	2,462	0.51	24.16	22.06

HUDSON COUNTY
Jersey City
Harborside Plaza 1	1983	400,000	100.0	11,331	2.36	28.33	24.67
Harborside Plaza 2	1990	761,200	58.1	11,281	2.35	25.51	21.29
Harborside Plaza 3	1990	725,600	83.5	19,650	4.10	32.43	29.50
Harborside Plaza 4-A	2000	207,670	98.6	6,546	1.36	31.97	24.72
Harborside Plaza 5	2002	977,225	99.0	32,442	6.77	33.53	29.63
101 Hudson Street	1992	1,246,283	90.2	29,668	6.19	26.39	23.29

Office Properties
(Continued)

			Percentage	2015		2015	2015
		Net	Leased	Base		Average	Average
		Rentable	as of	Rent	Percentage	Base Rent	Effective Rent
	Year	Area	12/31/15	($000’s)	of Total 2015	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

MERCER COUNTY
Hamilton Township
3 AAA Drive	1981	35,270	83.0	611	0.13	20.87	16.36
600 Horizon Drive	2002	95,000	100.0	1,191	0.25	12.54	11.53
700 Horizon Drive	2007	120,000	100.0	2,529	0.53	21.08	18.73
2 South Gold Drive	1974	33,962	72.0	575	0.12	23.51	20.37

Princeton
103 Carnegie Center	1984	96,000	90.3	2,183	0.46	25.18	20.80
2 Independence Way	1981	67,401	0.0	333	0.07	0.00	0.00
3 Independence Way	1983	111,300	100.0	2,278	0.48	20.47	14.84
100 Overlook Center	1988	149,600	89.6	3,804	0.79	28.38	25.37
5 Vaughn Drive	1987	98,500	91.9	2,619	0.55	28.93	25.22

MIDDLESEX COUNTY
East Brunswick
377 Summerhill Road	1977	40,000	100.0	372	0.08	9.30	8.98
Edison
333 Thornall Street (g) (h)	1984	196,128	95.6	733	0.15	28.54	25.27
343 Thornall Street (c)	1991	195,709	100.0	4,002	0.84	20.45	17.06
Plainsboro
500 College Road East (f)	1984	158,235	55.8	2,019	0.42	22.87	19.60
Woodbridge
581 Main Street	1991	200,000	99.3	5,169	1.08	26.03	22.07

MONMOUTH COUNTY
Freehold
2 Paragon Way	1989	44,524	62.6	538	0.11	19.30	16.43
3 Paragon Way	1991	66,898	89.2	1,181	0.25	19.79	17.13
4 Paragon Way	2002	63,989	91.7	679	0.14	11.57	10.52
100 Willow Brook Road	1988	60,557	55.0	830	0.17	24.92	22.88
Holmdel
23 Main Street	1977	350,000	100.0	4,178	0.87	11.94	9.11
Middletown
One River Centre Bldg 1	1983	122,594	97.6	3,030	0.63	25.32	21.03
One River Centre Bldg 2	1983	120,360	97.5	2,881	0.60	24.55	20.39
One River Centre Bldg 3 and 4	1984	214,518	88.7	4,551	0.95	23.92	21.57
Neptune
3600 Route 66	1989	180,000	100.0	4,165	0.87	23.14	17.97
Wall Township
1305 Campus Parkway	1988	23,350	92.4	503	0.10	23.31	18.26
1350 Campus Parkway	1990	79,747	99.9	920	0.19	11.55	10.97

MORRIS COUNTY
Florham Park
325 Columbia Turnpike	1987	168,144	100.0	3,916	0.82	23.29	19.66
Morris Plains
201 Littleton Road	1979	88,369	75.4	1,254	0.26	18.82	14.80
Parsippany
4 Campus Drive	1983	147,475	78.8	2,136	0.45	18.38	14.30
6 Campus Drive	1983	148,291	79.4	2,588	0.54	21.98	18.68
7 Campus Drive	1982	154,395	86.3	2,889	0.60	21.68	18.04
8 Campus Drive	1987	215,265	69.5	3,799	0.79	25.39	22.20
9 Campus Drive	1983	156,495	87.1	962	0.20	7.06	6.05
4 Century Drive	1981	100,036	52.3	1,060	0.22	20.26	17.28
5 Century Drive	1981	79,739	59.7	1,009	0.21	21.20	18.36
6 Century Drive	1981	100,036	50.5	837	0.17	16.57	14.71
2 Dryden Way	1990	6,216	100.0	99	0.02	15.93	14.64
4 Gatehall Drive	1988	248,480	93.0	5,302	1.11	22.94	19.92

Office Properties
(Continued)

			Percentage	2015		2015	2015
		Net	Leased	Base		Average	Average
		Rentable	as of	Rent	Percentage	Base Rent	Effective Rent
	Year	Area	12/31/15	($000’s)	of Total 2015	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

2 Hilton Court	1991	181,592	100.0	6,525	1.36	35.93	32.84
600 Parsippany Road	1978	96,000	95.5	1,717	0.36	18.73	15.59
1 Sylvan Way	1989	150,557	97.7	4,178	0.87	28.40	22.90
5 Sylvan Way	1989	151,383	85.8	2,992	0.62	23.04	20.25
7 Sylvan Way	1987	145,983	0.0	10	0.00	0.00	0.00
20 Waterview Boulevard	1988	225,550	95.0	4,734	0.99	22.09	19.97
35 Waterview Boulevard	1990	172,498	95.7	4,062	0.85	24.61	22.23
5 Wood Hollow Road	1979	317,040	98.6	4,102	0.86	13.12	10.21

PASSAIC COUNTY
Totowa
999 Riverview Drive	1988	56,066	86.4	885	0.18	18.27	14.66

SOMERSET COUNTY
Basking Ridge
222 Mount Airy Road	1986	49,000	82.2	810	0.17	20.11	15.99
233 Mount Airy Road	1987	66,000	67.5	903	0.19	20.27	16.59
Bridgewater
440 Route 22 East	1990	198,376	91.1	4,662	0.97	25.80	21.64
721 Route 202/206	1989	192,741	97.5	4,596	0.96	24.46	21.63

UNION COUNTY
Clark
100 Walnut Avenue	1985	182,555	94.1	4,361	0.91	25.39	22.38
Cranford
6 Commerce Drive	1973	56,000	88.7	1,095	0.23	22.04	18.62
11 Commerce Drive	1981	90,000	67.0	1,577	0.33	26.15	22.75
12 Commerce Drive	1967	72,260	84.7	929	0.19	15.18	13.17
14 Commerce Drive	1971	67,189	100.0	1,295	0.27	19.27	16.40
20 Commerce Drive	1990	176,600	100.0	4,123	0.86	23.35	19.99
25 Commerce Drive	1971	67,749	77.2	1,179	0.25	22.54	19.62
65 Jackson Drive	1984	82,778	34.2	847	0.18	29.92	23.49
New Providence
890 Mountain Avenue	1977	80,000	49.6	1,207	0.25	30.42	27.95

Total New Jersey Office		15,750,852	85.0	323,076	67.41	24.05	20.75

NEW YORK

NEW YORK COUNTY
New York
125 Broad Street	1970	524,476	100.0	17,745	3.70	33.83	28.13

WESTCHESTER COUNTY
Elmsford
100 Clearbrook Road (c)	1975	60,000	91.7	1,048	0.22	19.05	17.34
Hawthorne
1 Skyline Drive	1980	20,400	99.0	423	0.09	20.94	19.86
2 Skyline Drive	1987	30,000	100.0	542	0.11	18.07	13.73

Office Properties
(Continued)

			Percentage	2015		2015	2015
		Net	Leased	Base		Average	Average
		Rentable	as of	Rent	Percentage	Base Rent	Effective Rent
	Year	Area	12/31/15	($000’s)	of Total 2015	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

7 Skyline Drive	1987	109,000	85.9	2,121	0.44	22.65	19.32
17 Skyline Drive (f)	1989	85,000	100.0	1,932	0.40	22.73	22.28
White Plains
1 Barker Avenue	1975	68,000	87.3	1,483	0.31	24.98	22.29
3 Barker Avenue	1983	65,300	93.9	1,377	0.29	22.46	19.68
50 Main Street	1985	309,000	86.4	7,593	1.58	28.44	23.81
11 Martine Avenue	1987	180,000	70.7	4,117	0.86	32.35	28.37
1 Water Street	1979	45,700	57.6	748	0.16	28.42	24.88
Yonkers
1 Executive Boulevard	1982	112,000	100.0	2,764	0.58	24.68	22.27
3 Executive Boulevard	1987	58,000	100.0	1,719	0.36	29.64	27.71

Total New York Office		1,666,876	91.2	43,612	9.10	28.70	24.66

DISTRICT OF COLUMBIA

WASHINGTON
1201 Connecticut Avenue, NW	1940	169,549	92.6	6,736	1.41	42.90	37.74
1400 L Street, NW	1987	159,000	100.0	6,238	1.30	39.23	35.16

Total District of Columbia Office		328,549	96.2	12,974	2.71	41.06	36.44

MARYLAND

PRINCE GEORGE'S COUNTY
Greenbelt
9200 Edmonston Road	1973	38,690	100.0	1,057	0.22	27.32	26.78
6301 Ivy Lane	1979	112,003	68.8	1,646	0.34	21.36	19.31
6303 Ivy Lane	1980	112,047	17.7	415	0.09	20.93	18.66
6305 Ivy Lane	1982	112,022	82.2	1,912	0.40	20.76	18.31
6404 Ivy Lane	1987	165,234	68.8	2,561	0.54	22.53	18.75
6406 Ivy Lane	1991	163,857	77.0	2,995	0.62	23.74	19.05
6411 Ivy Lane	1984	138,405	74.7	2,311	0.48	22.35	19.36
Lanham
4200 Parliament Place	1989	122,000	31.8	1,768	0.37	45.57	43.51

Total Maryland Office		964,258	63.2	14,665	3.06	24.05	21.00

TOTAL OFFICE PROPERTIES		18,994,767	84.6	394,327	82.28	24.82	21.44

Office/Flex Properties

			Percentage	2015		2015	2015
		Net	Leased	Base		Average	Average
		Rentable	as of	Rent	Percentage	Base Rent	Effective Rent
	Year	Area	12/31/15	($000’s)	of Total 2015	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

NEW JERSEY

BURLINGTON COUNTY
Burlington
3 Terri Lane	1991	64,500	93.2	568	0.12	9.45	8.27
5 Terri Lane	1992	74,555	100.0	621	0.13	8.33	6.72
Moorestown
2 Commerce Drive	1986	49,000	74.1	232	0.05	6.39	5.45
101 Commerce Drive	1988	64,700	100.0	275	0.06	4.25	3.85
102 Commerce Drive	1987	38,400	100.0	269	0.06	7.01	5.57
201 Commerce Drive	1986	38,400	45.8	103	0.02	5.86	4.09
202 Commerce Drive	1988	51,200	83.6	136	0.03	3.18	2.94
1 Executive Drive	1989	20,570	100.0	208	0.04	10.11	7.29
2 Executive Drive	1988	60,800	81.9	382	0.08	7.67	5.80
101 Executive Drive	1990	29,355	99.7	300	0.06	10.25	9.36
102 Executive Drive	1990	64,000	100.0	474	0.10	7.41	7.30
225 Executive Drive	1990	50,600	64.6	149	0.03	4.56	3.70
97 Foster Road	1982	43,200	83.3	148	0.03	4.11	3.31
1507 Lancer Drive	1995	32,700	100.0	146	0.03	4.46	3.43
1245 North Church Street	1998	52,810	83.3	221	0.05	5.02	4.27
1247 North Church Street	1998	52,790	93.8	230	0.05	4.64	3.70
1256 North Church Street	1984	63,495	100.0	477	0.10	7.51	6.58
840 North Lenola Road	1995	38,300	47.0	145	0.03	8.06	7.39
844 North Lenola Road	1995	28,670	100.0	206	0.04	7.19	5.93
915 North Lenola Road	1998	52,488	100.0	291	0.06	5.54	5.01
2 Twosome Drive	2000	48,600	100.0	411	0.09	8.46	7.57
30 Twosome Drive	1997	39,675	99.0	260	0.05	6.62	5.12
31 Twosome Drive	1998	84,200	100.0	423	0.09	5.02	4.50
40 Twosome Drive	1996	40,265	100.0	317	0.07	7.87	6.93
41 Twosome Drive	1998	43,050	88.9	273	0.06	7.13	5.77
50 Twosome Drive	1997	34,075	56.0	122	0.02	6.39	5.87

MERCER COUNTY
Hamilton Township
100 Horizon Center Boulevard	1989	13,275	100.0	151	0.03	11.37	6.78
200 Horizon Drive	1991	45,770	92.9	706	0.15	16.60	14.84
300 Horizon Drive	1989	69,780	74.2	574	0.12	11.09	8.92
500 Horizon Drive	1990	41,205	93.8	577	0.12	14.93	13.01

MONMOUTH COUNTY
Wall Township
1325 Campus Parkway	1988	35,000	100.0	612	0.13	17.49	14.20
1340 Campus Parkway	1992	72,502	68.8	898	0.19	18.00	15.50
1345 Campus Parkway	1995	76,300	87.6	949	0.20	14.20	11.48
1433 Highway 34	1985	69,020	98.1	702	0.15	10.37	7.61
1320 Wyckoff Avenue	1986	20,336	100.0	228	0.05	11.21	8.65
1324 Wyckoff Avenue	1987	21,168	92.7	185	0.04	9.43	6.78

PASSAIC COUNTY
Totowa
1 Center Court	1999	38,961	100.0	571	0.12	14.66	12.55
2 Center Court	1998	30,600	100.0	389	0.08	12.71	6.11
11 Commerce Way	1989	47,025	100.0	552	0.11	11.74	8.68
20 Commerce Way	1992	42,540	95.5	477	0.10	11.74	10.98

Office/Flex Properties
(Continued)

			Percentage	2015		2015	2015
		Net	Leased	Base		Average	Average
		Rentable	as of	Rent	Percentage	Base Rent	Effective Rent
	Year	Area	12/31/15	($000’s)	of Total 2015	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

29 Commerce Way	1990	48,930	100.0	584	0.12	11.94	9.83
40 Commerce Way	1987	50,576	86.3	559	0.12	12.81	9.10
45 Commerce Way	1992	51,207	100.0	575	0.12	11.23	9.92
60 Commerce Way	1988	50,333	44.1	359	0.06	16.17	11.89
80 Commerce Way	1996	22,500	100.0	264	0.05	11.73	9.73
100 Commerce Way	1996	24,600	88.6	288	0.06	13.21	10.97
120 Commerce Way	1994	9,024	100.0	106	0.02	11.75	10.42
140 Commerce Way	1994	26,881	99.5	317	0.07	11.85	10.54

Total New Jersey Office/Flex		2,167,931	89.2	18,010	3.76	9.31	7.69

NEW YORK

WESTCHESTER COUNTY
Elmsford
11 Clearbrook Road	1974	31,800	100.0	407	0.08	12.80	9.94
75 Clearbrook Road	1990	32,720	100.0	205	0.04	6.27	5.44
125 Clearbrook Road	2002	33,000	100.0	576	0.12	17.45	11.33
150 Clearbrook Road	1975	74,900	100.0	996	0.21	13.30	11.71
175 Clearbrook Road	1973	98,900	96.7	1,575	0.33	16.47	14.90
200 Clearbrook Road	1974	94,000	93.5	1,248	0.26	14.20	12.72
250 Clearbrook Road	1973	155,000	96.8	1,265	0.26	8.43	7.08
50 Executive Boulevard	1969	45,200	62.8	274	0.06	9.65	8.10
77 Executive Boulevard	1977	13,000	100.0	249	0.05	19.15	17.77
85 Executive Boulevard	1968	31,000	50.0	217	0.04	14.00	10.39
300 Executive Boulevard	1970	60,000	100.0	729	0.15	12.15	11.18
350 Executive Boulevard	1970	15,400	99.4	230	0.05	15.03	12.80
399 Executive Boulevard	1962	80,000	100.0	1,063	0.22	13.29	12.71
400 Executive Boulevard	1970	42,200	63.1	528	0.11	19.83	15.74
500 Executive Boulevard	1970	41,600	100.0	765	0.16	18.39	16.73
525 Executive Boulevard	1972	61,700	100.0	1,049	0.22	17.00	15.46
1 Westchester Plaza	1967	25,000	100.0	352	0.07	14.08	11.16
2 Westchester Plaza	1968	25,000	100.0	397	0.08	15.88	12.48
3 Westchester Plaza	1969	93,500	85.1	852	0.18	10.71	8.32
4 Westchester Plaza	1969	44,700	100.0	705	0.15	15.77	12.68
5 Westchester Plaza	1969	20,000	100.0	308	0.06	15.40	12.65
6 Westchester Plaza	1968	20,000	100.0	287	0.06	14.35	10.80
7 Westchester Plaza	1972	46,200	100.0	720	0.15	15.58	14.85
8 Westchester Plaza	1971	67,200	99.7	1,225	0.26	18.28	15.30
Hawthorne
200 Saw Mill River Road	1965	51,100	100.0	726	0.15	14.21	13.03
4 Skyline Drive	1987	80,600	93.0	1,280	0.27	17.08	13.70
5 Skyline Drive	1980	124,022	99.8	1,851	0.39	14.95	13.12
6 Skyline Drive	1980	44,155	100.0	530	0.11	12.00	7.93
8 Skyline Drive	1985	50,000	48.1	667	0.14	27.73	23.49
10 Skyline Drive	1985	20,000	100.0	392	0.08	19.60	15.75
11 Skyline Drive (f)	1989	45,000	100.0	997	0.21	22.16	21.47
12 Skyline Drive (f)	1999	46,850	85.1	588	0.12	14.75	13.19
15 Skyline Drive (f)	1989	55,000	86.6	364	0.08	7.64	7.01
Yonkers
100 Corporate Boulevard	1987	78,000	98.3	1,572	0.33	20.50	19.24
200 Corporate Boulevard South	1990	84,000	58.2	931	0.19	19.04	15.67
4 Executive Plaza	1986	80,000	100.0	1,523	0.32	19.04	16.49
6 Executive Plaza	1987	80,000	95.8	1,680	0.35	21.92	19.96
1 Odell Plaza	1980	106,000	100.0	1,725	0.36	16.27	14.83
3 Odell Plaza	1984	71,065	100.0	1,596	0.33	22.46	20.83

Office/Flex Properties (continued)
and Industrial/Warehouse, Retail Properties, and Land Leases

			Percentage	2015		2015	2015
		Net	Leased	Base		Average	Average
		Rentable	as of	Rent	Percentage	Base Rent	Effective Rent
	Year	Area	12/31/15	($000’s)	of Total 2015	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

5 Odell Plaza	1983	38,400	99.6	650	0.14	17.00	15.45
7 Odell Plaza	1984	42,600	100.0	699	0.15	16.41	13.97

Total New York Office/Flex		2,348,812	93.1	33,993	7.09	15.55	13.55

CONNECTICUT

FAIRFIELD COUNTY
Stamford
419 West Avenue	1986	88,000	100.0	1,550	0.32	17.61	14.98
500 West Avenue	1988	25,000	100.0	482	0.10	19.28	16.00
550 West Avenue	1990	54,000	81.3	794	0.17	18.09	16.86
600 West Avenue	1999	66,000	100.0	670	0.14	10.15	9.55
650 West Avenue	1998	40,000	100.0	600	0.13	15.00	11.75

Total Connecticut Office/Flex		273,000	96.3	4,096	0.86	15.58	13.53

TOTAL OFFICE/FLEX PROPERTIES		4,789,743	91.5	56,099	11.71	12.80	10.96

NEW YORK

WESTCHESTER COUNTY
Elmsford
1 Warehouse Lane (f)	1957	6,600	100.0	107	0.02	16.21	15.00
2 Warehouse Lane (f)	1957	10,900	100.0	160	0.03	14.68	13.76
3 Warehouse Lane (f)	1957	77,200	100.0	399	0.08	5.17	4.96
4 Warehouse Lane (f)	1957	195,500	97.0	2,236	0.47	11.79	10.50
5 Warehouse Lane (f)	1957	75,100	97.1	962	0.20	13.19	11.93
6 Warehouse Lane (f)	1982	22,100	100.0	555	0.12	25.11	24.43

Total Industrial/Warehouse Properties		387,400	97.9	4,419	0.92	11.65	10.63

NEW JERSEY

HUDSON COUNTY
Weehawken
500 Avenue at Port Imperial	2013	16,736	61.2	0	0.00	0.00	0.00

Total New Jersey Retail Properties		16,736	61.2	0	0.00	0.00	0.00

NEW YORK

WESTCHESTER COUNTY
Tarrytown
230 White Plains Road	1984	9,300	100.0	67	0.01	7.20	6.99
Yonkers
2 Executive Boulevard	1986	8,000	100.0	305	0.07	38.13	37.88

Total New York Retail Properties		17,300	100.0	372	0.08	21.50	21.27

Total Retail Properties		34,036	80.9	372	0.08	13.51	13.36

NEW YORK

WESTCHESTER COUNTY
Elmsford
700 Executive Boulevard	-	-	-	160	0.03	-	--

Land Leases
(continued)

			Percentage	2015			2015	2015
		Net	Leased	Base			Average	Average
		Rentable	as of	Rent	Percentage		Base Rent	Effective Rent
	Year	Area	12/31/15	($000’s)	of Total 2015		Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)		($) (c) (d)	($) (c) (e)

Yonkers
1 Enterprise Boulevard	-	-	-	197	0.04		-	-

Total New York Land Leases		-	-	357	0.07		-	-

MARYLAND

PRINCE GEORGE'S COUNTY
Greenbelt
Capital Office Park Parcel A	-	-	-	153	0.03		-	-

Total Maryland Land Leases		-	-	153	0.03		-	-

Total Land Leases		-	-	510	0.10		-	-

TOTAL COMMERCIAL PROPERTIES		24,205,946	86.2	455,727	95.09		22.07	19.06

Multi-Family Properties

		Net		Percentage	2015		Percentage	2015
		Rentable		Leased	Base		of Total	Average
		Commercial		as of	Rent		2015	Base Rent
	Year	Area	Number	12/31/15	($000’s)		Base Rent	Per Home
	Built	(Sq. Ft.)	of Units	(%) (a)	(b) (c)		(%)	($) (c) (i)

NEW JERSEY

MIDDLESEX COUNTY
New Brunswick
Richmond Court	1997	-	82	95.1	1,444		0.30	1,543
Riverwatch Commons	1995	-	118	93.2	2,080		0.43	1,576

UNION COUNTY
Rahway
Park Square	2011	5,934	159	95.0	3,679		0.77	2,030

Total New Jersey Multi-Family		5,934	359	94.4	7,203		1.50	1,771

MASSACHUSETTS

ESSEX COUNTY
Andover
Andover Place	1988	-	220	99.1	3,396		0.71	1,298

SUFFOLK COUNTY
Revere
Alterra at Overlook Ridge IA	2004	-	310	95.8	5,511		1.15	1,546
Alterra at Overlook Ridge IB	2008	-	412	97.1	7,439		1.55	1,550

Total Massachusetts Multi-Family		-	942	97.1	16,346		3.41	1,489

Total Multi-Family Properties		5,934	1,301	96.4	23,549		4.91	1,565

TOTAL PROPERTIES		24,211,880	1,301		479,276	(j)	100.00

Footnotes to Property List (dollars in thousands except per square foot amounts):

(a)
Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases expiring December 31, 2015 aggregating 69,522 square feet (representing 0.3 percent of the Company’s total net rentable square footage) for which no new leases were signed.

(b)
Total base rent for the 12 months ended December 31, 2015, determined in accordance with generally accepted accounting principles (“GAAP”). Substantially all of the commercial leases provide for annual base rents plus recoveries and escalation charges based upon the tenant’s proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass through of charges for electrical usage. For the 12 months ended December 31, 2015, total escalations and recoveries from tenants were: $49,480, or $3.11 per leased square foot, for office properties; $10,213, or $2.33 per leased square foot, for office/flex properties; and $1,769, or $4.30 per leased square foot, for other properties.

(c)	Excludes space leased by the Company.
(d)	Base rent for the 12 months ended December 31, 2015 divided by net rentable commercial square feet leased at December 31, 2015.
(e)
Total base rent for 2015 minus 2015 amortization of tenant improvements, leasing commissions and other concessions and costs, determined in accordance with GAAP, divided by net rentable square feet leased at December 31, 2015.

(f)	This property is located on land leased by the Company.
(g)
As this property was acquired, commenced initial operations or initially consolidated by the Company during the 12 months ended December 31, 2015, the amounts represented in 2015 base rent reflect only that portion of those 12 months during which the Company owned or consolidated the property. Accordingly, these amounts may not be indicative of the property’s full year results.  For comparison purposes, the amounts represented in 2015 average base rent per sq. ft. and per unit for this property have been calculated by taking the 12 months ended December 31, 2015 base rent for such property and annualizing these partial-year results, dividing such annualized amounts by the net rentable square feet leased or occupied units at December 31, 2015. These annualized per square foot and per unit amounts may not be indicative of the property’s results had the Company owned or consolidated the property for the entirety of the 12 months ended December 31, 2015.

(h)	Acquired on November 12, 2015. Amounts reflect period of ownership.
(i)	Annualized base rent for the 12 months ended December 31, 2015 divided by units occupied at December 31, 2015, divided by 12.
(j)	Excludes $7.8 million from properties which were sold during the year ended December 31, 2015.

PERCENTAGE LEASED

The following table sets forth the year-end percentages of commercial square feet leased in the Company’s stabilized operating Consolidated Properties for the last five years:

Percentage of
December 31,	Square Feet Leased (%) (a)
2015	86.2

2014	84.2

2013	86.1

2012	87.2

2011	88.3

(a)
Percentage of square-feet leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.  Excludes properties being prepared for lease up.

SIGNIFICANT TENANTS

The following table sets forth a schedule of the Company’s 50 largest commercial tenants for the Consolidated Properties as of December 31, 2015 based upon annualized base rental revenue:

			Percentage of
		Annualized	Company	Square	Percentage	Year of
	Number of	Base Rental	Annualized Base	Feet	Total Company	Lease
	Properties	Revenue ($) (a)	Rental Revenue (%)	Leased	Leased Sq. Ft. (%)	Expiration

DB Services New Jersey, Inc.	2	12,335,216	2.5	409,166	2.0	2017
National Union Fire Insurance
Company of Pittsburgh, PA	2	11,191,057	2.3	388,651	1.9	(b)
Bank Of Tokyo-Mitsubishi FUJI, Ltd.	1	10,540,716	2.1	282,606	1.4	(c)
United States of America-GSA	12	9,357,707	1.9	287,169	1.4	(d)
Forest Research Institute, Inc.	1	9,070,892	1.8	215,659	1.1	2017
ICAP Securities USA, LLC	2	7,608,702	1.5	180,946	0.9	(e)
Montefiore Medical Center	7	7,432,828	1.5	314,049	1.5	(f)
KPMG, LLP	3	6,483,411	1.3	224,364	1.1	(g)
Daiichi Sankyo, Inc.	1	6,381,982	1.3	171,900	0.8	2022
TD Ameritrade Online Holdings	1	6,223,323	1.3	188,776	0.9	2020
Merrill Lynch Pierce Fenner	2	6,173,816	1.2	303,545	1.5	(h)
CohnReznick, LLP	3	4,983,681	1.0	170,141	0.8	(i)
New Cingular Wireless PCS, LLC	2	4,841,564	1.0	212,816	1.0	(j)
HQ Global Workplaces, LLC	15	4,691,873	0.9	244,120	1.2	(k)
Vonage America, Inc.	1	4,515,000	0.9	350,000	1.7	2023
Arch Insurance Company	1	4,005,563	0.8	106,815	0.5	2024
AECOM Technology Corporation	1	3,707,752	0.7	91,414	0.4	2029
Brown Brothers Harriman & Co.	1	3,673,536	0.7	114,798	0.6	2026
Morgan Stanley Smith Barney	3	3,665,965	0.7	129,896	0.6	(l)
UBS Financial Services, Inc.	3	3,606,759	0.7	127,429	0.6	(m)
Allstate Insurance Company	5	3,250,962	0.7	135,816	0.7	(n)
SunAmerica Asset Management, LLC	1	3,167,756	0.6	69,621	0.3	2018
Alpharma, LLC	1	3,142,580	0.6	112,235	0.6	2018
Tullett Prebon Holdings Corp.	1	3,127,970	0.6	100,759	0.5	2023
TierPoint New York, LLC	2	3,014,150	0.6	131,078	0.6	2024
E*Trade Financial Corporation	1	2,930,757	0.6	106,573	0.5	2022
Natixis North America, Inc.	1	2,823,569	0.6	89,907	0.4	2021
AAA Mid-Atlantic, Inc.	2	2,779,829	0.6	129,784	0.6	(o)
SUEZ Water Management & Services Inc.	1	2,727,383	0.6	121,217	0.6	(p)
Plymouth Rock Management Company
of New Jersey	2	2,725,811	0.6	106,618	0.5	2020
Tradeweb Markets, LLC	1	2,721,070	0.6	65,242	0.3	2027
New Jersey Turnpike Authority	1	2,605,798	0.5	100,223	0.5	2017
Continental Casualty Company	2	2,596,584	0.5	94,224	0.5	(q)
Lowenstein Sandler LLP	1	2,565,602	0.5	98,677	0.5	2017
Connell Foley, LLP	2	2,475,314	0.5	95,130	0.5	(r)
Bunge Management Services, Inc.	1	2,372,387	0.5	91,509	0.4	(s)
Movado Group, Inc.	1	2,359,824	0.5	98,326	0.5	2018
Bozzuto & Associates, Inc.	1	2,359,542	0.5	104,636	0.5	2025
Herzfeld & Rubin, P.C.	1	2,337,363	0.5	56,322	0.3	2030
AMTrust Financial Services, Inc.	1	2,306,760	0.5	76,892	0.4	2023
Savvis Communications Corporation	1	2,287,168	0.5	71,474	0.4	2025
Norris, McLaughlin & Marcus, PA	1	2,259,738	0.5	86,913	0.4	2017
Barr Laboratories, Inc.	1	2,209,107	0.4	89,510	0.4	2016
Sumitomo Mitsui Banking Corp.	2	2,170,167	0.4	71,153	0.3	2021
New Jersey City University	1	2,084,614	0.4	68,348	0.3	2035
Sun Chemical Management, LLC	1	2,034,798	0.4	66,065	0.3	2019
Syncsort, Inc.	1	1,991,439	0.4	73,757	0.4	2018
Jeffries, LLC	1	1,945,653	0.4	62,763	0.3	2023
American General Life Insurance Company	1	1,854,975	0.4	74,199	0.4	2024
Bressler, Amery & Ross, P.C.	1	1,766,850	0.4	70,674	0.3	2023

Totals		205,486,863	41.5	7,233,905	35.1
See footnotes on subsequent page.

Significant Tenants Footnotes

(a)
Annualized base rental revenue is based on actual December 2015 billings times 12. For leases whose rent commences after January 1, 2016, annualized base rental revenue is based on the first full month’s billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(b)	271,533 square feet expire in 2018; 117,118 square feet expire in 2019.
(c)	20,649 square feet expire in 2018; 24,607 square feet expire in 2019; 237,350 square feet expire in 2029.
(d)	70,163 square feet expire in 2016; 147,606 square feet expire in 2018; 28,102 square feet expire in 2020; 21,596 square feet expire in 2022; 19,702 square feet expire in 2023.
(e)	159,834 square feet expire in 2017; 21,112 square feet expire in 2025.
(f)
26,535 square feet expire in 2016; 75,814 square feet expire in 2017; 36,385 square feet expire in 2018; 133,763 square feet expire in 2019; 8,600 square feet expire in 2020; 14,842 square feet expire in 2021; 9,610 square feet expire in 2022; 8,500 square feet expire in 2023.

(g)	88,652 square feet expire in 2017; 81,371 square feet expire in 2019; 54,341 square feet expire in 2026.
(h)	294,189 square feet expire in 2017; 9,356 square feet expire in 2019.
(i)	15,085 square feet expire in 2017; 1,021 square feet expire in 2018; 154,035 square feet expire in 2020.
(j)	65,751 square feet expire in 2016; 147,065 square feet expire in 2018.
(k)
12,407 square feet expire in 2017; 41,549 square feet expire in 2019; 21,008 square feet expire in 2020; 32,579 square feet expire in 2021; 15,523 square feet expire in 2023; 105,646 square feet expire in 2024; 15,408 square feet expire in 2027.

(l)	26,262 square feet expire in 2018; 61,239 square feet expire in 2025; 42,395 square feet expire in 2026.
(m)	42,360 square feet expire in 2016; 13,340 square feet expire in 2022; 26,713 square feet expire in 2024; 45,016 square feet expire in 2026.
(n)	4,014 square feet expire in 2016; 75,740 square feet expire in 2017; 51,606 square feet expire in 2018; 4,456 square feet expire in 2019.
(o)	9,784 square feet expire in 2017; 120,000 square feet expire in 2027.
(p)	4,857 square feet expire in 2016; 116,360 square feet expire in 2035.
(q)	19,416 square feet expire in 2016; 74,808 square feet expire in 2031.
(r)	77,719 square feet expire in 2016; 17,411 square feet expire in 2026.
(s)	25,206 square feet expire in 2016; 66,303 square feet expire in 2025.

SCHEDULE OF LEASE EXPIRATIONS

The following table sets forth a schedule of lease expirations for the total of the Company’s office, office/flex, industrial/warehouse and stand-alone retail properties included in the Consolidated Properties beginning January 1, 2016, assuming that none of the tenants exercise renewal or termination options:

						Average
						Annual Base
				Percentage Of		Rent Per Net
		Net Rentable		Total Leased	Annualized	Rentable	Percentage Of
		Area Subject		Square Feet	Base Rental	Square Foot	Annual Base
	Number Of	To Expiring		Represented	Revenue Under	Represented	Rent Under
Year Of	Leases	Leases		By Expiring	Expiring	By Expiring	Expiring
Expiration	Expiring (a)	(Sq. Ft.)		Leases (%)	Leases ($) (b)	Leases ($)	Leases (%)

2016	267	1,572,681		7.7	36,045,597	22.92	7.3

2017	329	3,591,173		17.6	90,429,372	25.18	18.3

2018	297	2,893,301		14.2	66,931,429	23.13	13.5

2019	252	2,459,708		12.1	53,078,243	21.58	10.7

2020	218	1,748,600		8.6	38,862,232	22.22	7.9

2021	156	1,511,466		7.4	39,344,311	26.03	8.0

2022	104	1,100,641		5.4	27,239,446	24.75	5.5

2023	77	1,580,626		7.8	36,177,980	22.89	7.3

2024	63	1,127,620		5.5	28,279,528	25.08	5.7

2025	37	679,680		3.3	15,737,169	23.15	3.2

2026	39	803,722		4.0	22,626,630	28.15	4.6

2027 and thereafter	29	1,303,149		6.4	39,674,099	30.44	8.0
Totals/Weighted
Average	1,868	20,372,367	(c) (d)	100.0	494,426,036	24.27	100.0

(a)
Includes office, office/flex, industrial/warehouse and stand-alone retail property tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants.  Some tenants have multiple leases.

(b)
Annualized base rental revenue is based on actual December 2015 billings times 12.  For leases whose rent commences after January 1, 2016 annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(c)	Includes leases expiring December 31, 2015 aggregating 69,522 square feet and representing annualized rent of $1,564,211 for which no new leases were signed.
(d)	Reconciliation to Company’s total net rentable commercial square footage is as follows:

Square Feet
Square footage leased to commercial tenants	20,372,367
Square footage used for corporate offices, management offices, building use, retail tenants, food services, other ancillary service tenants and occupancy adjustments	492,866
Square footage unleased	3,346,647
Total net rentable commercial square footage (does not include land leases)	24,211,880

INDUSTRY DIVERSIFICATION

The following table lists the Company’s 30 largest commercial tenants industry classifications based on annualized contractual base rent of the Consolidated Properties:

	Annualized	Percentage of		Percentage of
	Base Rental	Company	Square	Total Company
	Revenue	Annualized Base	Feet Leased	Leased
Industry Classification (a)	($) (b) (c) (d)	Rental Revenue (%)	(c) (d)	Sq. Ft. (%)
Securities, Commodity Contracts & Other Financial	73,300,946	14.8	2,411,919	11.8
Insurance Carriers & Related Activities	53,005,697	10.7	1,909,858	9.4
Manufacturing	37,064,034	7.5	1,727,033	8.5
Legal Services	33,985,830	6.9	1,256,507	6.2
Credit Intermediation & Related Activities	31,980,298	6.5	1,043,929	5.1
Computer System Design Services	23,435,938	4.7	998,329	4.9
Accounting/Tax Prep.	22,512,824	4.6	811,535	4.0
Health Care & Social Assistance	21,929,119	4.4	1,141,578	5.6
Wholesale Trade	17,043,454	3.4	1,145,478	5.6
Telecommunications	16,633,309	3.4	904,012	4.4
Scientific Research/Development	15,345,895	3.1	506,622	2.5
Public Administration	15,001,287	3.0	532,084	2.6
Architectural/Engineering	13,795,448	2.8	535,368	2.6
Admin & Support, Waste Mgt. & Remediation Services	13,677,967	2.8	669,030	3.3
Management/Scientific	11,518,092	2.3	440,580	2.2
Other Services (except Public Administration)	11,505,422	2.3	464,951	2.3
Other Professional	10,851,013	2.2	495,727	2.4
Real Estate & Rental & Leasing	8,304,371	1.7	441,061	2.2
Advertising/Related Services	7,942,701	1.6	286,754	1.4
Retail Trade	7,842,352	1.6	467,833	2.3
Utilities	7,376,726	1.5	325,889	1.6
Transportation	6,309,982	1.3	315,484	1.5
Construction	4,983,050	1.0	276,448	1.4
Educational Services	4,651,356	0.9	192,576	0.9
Data Processing Services	3,963,335	0.8	144,947	0.7
Publishing Industries	3,776,840	0.8	185,577	0.9
Arts, Entertainment & Recreation	3,300,499	0.7	240,102	1.2
Agriculture, Forestry, Fishing & Hunting	2,372,387	0.5	91,509	0.4
Information Services	2,031,789	0.4	67,021	0.3
Broadcasting	1,812,224	0.4	52,732	0.3
Other	7,171,851	1.4	289,894	1.5

TOTAL	494,426,036	100.0	20,372,367	100.0

(a)	The Company’s tenants are classified according to the U.S. Government’s North American Industrial Classification System (NAICS).
(b)
Annualized base rental revenue is based on actual December 2015 billings times 12.  For leases whose rent commences after January 1, 2016, annualized base rental revenue is based on the first full month's billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(c)
Includes leases in effect as of the period end date, some of which have commencement dates in the future, and leases expiring December 31, 2015 aggregating 69,522 square feet and representing annualized rent of $1,564,211 for which no new leases were signed.

(d)	Includes office, office/flex, industrial/warehouse and stand-alone retail tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.

MARKET DIVERSIFICATION

The following table lists the Company’s markets, based on annualized commercial contractual base rent of the Consolidated Properties:

		Percentage Of
		Company
	Annualized Base	Annualized	Total Property
	Rental Revenue	Base Rental	Size Rentable	Percentage Of
Market	($) (a) (b) (c)	Revenue (%)	Area (b) (c)	Rentable Area (%)
Jersey City, NJ	119,195,761	24.1	4,334,714	17.9
Newark, NJ
(Essex-Morris-Union Counties)	110,195,104	22.3	5,420,940	22.4
Westchester-Rockland, NY	69,084,337	14.0	3,895,912	16.1
Bergen-Passaic, NJ	63,016,235	12.7	3,315,518	13.7
Middlesex-Somerset-Hunterdon, NJ	29,242,482	5.9	1,316,655	5.4
Monmouth-Ocean, NJ	28,543,735	5.8	1,620,863	6.7
Washington, DC-MD-VA-WV	26,863,635	5.4	1,292,807	5.3
Trenton, NJ	18,347,675	3.7	956,597	4.0
New York (Manhattan)	17,966,697	3.6	524,476	2.2
Southern NJ	7,746,322	1.6	1,260,398	5.2
Stamford-Norwalk, CT	4,224,053	0.9	273,000	1.1

Totals	494,426,036	100.0	24,211,880	100.0

(a)
Annualized base rental revenue is based on actual December 2015 billings times 12.  For leases whose rent commences after January 1, 2016, annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(b)
Includes leases in effect as of the period end date, some of which have commencement dates in the future, and leases expiring December 31, 2015 aggregating 69,522 square feet and representing annualized rent of $1,564,211 for which no new leases were signed.

(c)	Includes office, office/flex, industrial/warehouse and stand-alone retail tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.

ITEM 3.               LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or to which any of the Properties is subject.

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

On May 18, 2015, the Corporation filed with the NYSE its annual CEO Certification and Annual Written Affirmation pursuant to Section 303A.12 of the NYSE Listed Company Manual, each certifying that the Corporation was in compliance with all of the listing standards of the NYSE.

HOLDERS

On February 22, 2016, the Company had 99 owners of limited partnership units and one owner of General Partnership units.

RECENT SALES OF UNREGISTERED SECURITIES; USES OF PROCEEDS FROM REGISTERED SECURITIES

During the three months ended December 31, 2015, the Corporation issued 273,298 shares of common stock to holders of common units in the Company upon the redemption of such common units in private offerings pursuant to Section 4(a)(2) of the Securities Act.  The holders of the common units were limited partners of the Company and accredited investors under Rule 501 of the Securities Act.  The common units were converted into an equal number of shares of common stock.  The Corporation has registered the resale of such shares under the Securities Act.

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

PERFORMANCE GRAPH

The following graph compares total stockholder returns of the Corporation from the last five fiscal years to the Standard & Poor’s 500 Index (“S&P 500”) and to the National Association of Real Estate Investment Trusts, Inc.’s FTSE NAREIT Equity REIT Index (“NAREIT”).  The graph assumes that the value of the investment in the Corporation’s Common Stock and in the S&P 500 and NAREIT indices was $100 at December 31, 2010 and that all dividends were reinvested.  The price of the Corporation’s Common Stock on December 31, 2010 (on which the graph is based) was $33.06.  The past stockholder return shown on the following graph is not necessarily indicative of future performance.

Comparison of Five-Year Cumulative Total Return

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2015, relating to equity compensation plans of the Corporation (including individual compensation arrangements) pursuant to which equity securities of the Corporation are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights		(b) Weighted-Average Exercise Price of Outstanding Options and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(a))
Equity Compensation Plans
Approved by
Stockholders……………………	1,056,213	(2)	17.33	(3)	3,416,581
Equity Compensation Plans
Not Approved by
Stockholders(1)…………………	178,039		N/A		N/A	(4)
Total	1,234,252		N/A		3,416,581

(1)
The only plan included in the table that was adopted without stockholder approval was the Directors’ Deferred Compensation Plan.  See Note 15: Mack-Cali Realty, L.P.’s Partners’ Capital - Deferred Stock Compensation Plan For Directors.

(2)
Includes 98,669 shares of unvested restricted common stock, 805,000 unvested options, 38,136 unvested restricted stock units (RSUs), including unvested dividend equivalents thereon, and 114,408 unvested performance share units (PSUs), including unvested dividend equivalents thereon.

(3)	Weighted average exercise price of outstanding options; excludes restricted common stock, RSUs and PSUs.

(4)
The Directors’ Deferred Compensation Plan does not limit the number of stock units issuable thereunder, but applicable SEC and NYSE rules restricted the aggregate number of stock units issuable thereunder to one percent (1%) of the Corporation’s outstanding shares when the plan commenced on January 1, 1999.

ITEM 6.                 SELECTED FINANCIAL DATA

The following table sets forth selected financial data on a consolidated basis for the Company.  The consolidated selected operating and balance sheet data of the Company as of December 31, 2015, 2014, 2013, 2012 and 2011, and for the years then ended have been derived from the Company’s financial statements for the respective periods.

Operating Data (a)		Year Ended December 31,
In thousands, except per unit data	2015	2014	2013	2012	2011
Total revenues	$594,883	$636,799	$667,031	$650,632	$652,235
Property expenses (b)	$246,604	$276,193	$254,474	$241,955	$248,107
Direct construction costs	$-	$-	$14,945	$12,647	$11,458
Real estate services expenses	$25,583	$26,136	$22,716	$3,746	$1,065
General and administrative (c)	$49,147	$71,051	$47,040	$41,891	$35,137
Impairments	$197,919	$-	$110,853	$9,845	$-
Interest expense	$103,051	$112,878	$123,701	$122,039	$123,858
Realized gains (losses) on disposition of
rental property, net	$53,261	$54,848	$-	$-	$-
Income (loss) from continuing operations	$(142,052)	$31,391	$(89,686)	$37,566	$59,499
Discontinued operations: Realized gains (losses)
and unrealized losses on disposition of
rental property and impairments, net	$-	$-	$59,520	$(13,175)	$-
Net income (loss) available to common unitholders	$(141,008)	$32,169	$(16,859)	$46,599	$80,053
Income (loss) from continuing operations
per unit – basic	$(1.41)	$0.32	$(0.88)	$0.38	$0.59
Income (loss) from continuing operations
per unit – diluted	$(1.41)	$0.32	$(0.88)	$0.38	$0.59
Net income (loss) per unit – basic	$(1.41)	$0.32	$(0.17)	$0.47	$0.81
Net income (loss) per unit – diluted	$(1.41)	$0.32	$(0.17)	$0.47	$0.81
Distributions declared per common unit	$0.60	$0.75	$1.35	$1.80	$1.80
Basic weighted average units outstanding	100,222	99,999	99,785	99,922	98,855
Diluted weighted average units outstanding	100,222	100,041	99,785	99,996	98,962

Balance Sheet Data		December 31,
In thousands	2015	2014	2013	2012	2011
Rental property, before accumulated
depreciation and amortization	$4,807,718	$4,958,179	$5,129,933	$5,379,436	$5,279,770
Total assets	$4,063,490	$4,192,247	$4,515,328	$4,526,045	$4,295,759
Total debt (d)	$2,154,920	$2,088,654	$2,362,766	$2,204,389	$1,914,215
Total liabilities	$2,379,782	$2,310,236	$2,596,873	$2,457,538	$2,141,759
Total equity	$1,683,708	$1,882,011	$1,918,455	$2,068,507	$2,154,000

(a)	Certain reclassifications have been made to prior period amounts in order to conform with current period presentation.
(b)	Property expenses is calculated by taking the sum of real estate taxes, utilities and operating services for each of the periods presented.
(c)
Amount for the year ended December 31, 2014 includes $23.8 million of severance costs related to the departure of the Corporation’s former chief executive officer and departure of certain of the Corporation’s other executive officers in 2014.

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

Executive Overview

Mack-Cali Realty Corporation together with its subsidiaries, (the “Corporation” or the “General Partner”) is one of the largest real estate investment trusts (REITs) in the United States.  Mack-Cali Realty, L.P. (“the Company” or “Operating Partnership”) has been involved in all aspects of commercial real estate development, management and ownership for over 60 years and the Corporation has been a publicly-traded REIT since 1994. The Company owns or has interests in 275 properties (collectively, the “Properties”), consisting of 147 office and 109 flex properties, primarily class A office and office/flex buildings, totaling approximately 29.9 million square feet, leased to approximately 1,900 commercial tenants and 19 multi-family rental properties containing 5,644 residential units.  The Properties are located primarily in the Northeast, some with adjacent, Company-controlled developable land sites able to accommodate up to 5.3 million square feet of additional commercial space and approximately 11,300 apartment units.

The Company’s historical strategy has been to focus its operations, acquisition and development of office properties in high-barrier-to-entry markets and sub-markets where it believes it is, or can become, a significant and preferred owner and operator.  In September 2015, the Company announced a three-year strategic initiative to transform into a more concentrated owner of New Jersey Hudson River waterfront and transit-oriented office properties and a regional owner of luxury multi-family residential properties. In furtherance of this strategy, the Company has commenced a comprehensive review of its portfolio and operations and is developing a business strategy that focuses on reshaping its portfolio over time.  As part of this plan, the Company anticipates that it may dispose of a significant number of its properties that do not meet its long-term goals, and, in September 2015, compiled a list of its properties that it considers as non-core to its ongoing operations.  Specifically, the Company considers a non-core property to have one or more of the following attributes:  (1) assets that do not offer an opportunity to create a competitive advantage; (2) assets that produce a low cash yield; (3) assets which have physical attributes that constrain their market competitiveness; and (4) assets located in low growth markets.  The Company believes that the potential sales of these non-core properties over time would result in total estimated sales proceeds ranging from approximately $600 million to $800 million.

As a result of this disposition strategy, for the year ended December 31, 2015, the Company evaluated the recoverability of the carrying values of non-core properties and determined that due to the shortening of the expected periods of ownership it was necessary to reduce the carrying values of 22 rental properties to their estimated fair values and recorded an impairment charge on these properties of $192.3 million.

As an owner of real estate, almost all of the Company’s earnings and cash flow are derived from rental revenue received pursuant to leased space at the Properties.  Key factors that affect the Company’s business and financial results include the following:

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

Of the Company’s 10 core office markets, several have recently shown signs of improvement, while others have stabilized.  The percentage leased in the Company’s consolidated portfolio of stabilized operating commercial properties aggregating 24 million, 25 million and 28 million square feet at December 31, 2015, 2014 and 2013, respectively, was 86.2 percent leased at December 31, 2015, as compared to 84.2 percent leased at December 31, 2014 and 86.1 percent leased at December 31, 2013.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.  Leases that expired as of December 31, 2015, 2014 and 2013 aggregate 69,522, 205,220 and 690,895 square feet, respectively, or 0.3, 0.8 and 2.5 percentage of the net rentable square footage, respectively.  Rental rates (including escalations) on the Company’s commercial space that was renewed (based on first rents payable) during the year ended December 31, 2015 (on 2,513,087 square feet of renewals) increased an average of 0.2 percent compared to rates that were in effect under the prior leases, as compared to a 4.7 percent decrease during 2014 (on 1,649,145 square feet of renewals) and a 7.1 percent decrease in 2013 (on 2,420,483 square feet of renewals).  Estimated lease costs for the renewed leases in 2015 averaged $2.85 per square foot per year for a weighted average lease term of 3.6 years, estimated lease costs for the renewed leases in 2014 averaged $2.33 per square foot per year for a weighted average lease term of 4.0 years and estimated lease costs for the renewed leases in 2013 averaged $2.22 per square foot per year for a weighted average lease term of 3.8 years.  The Company has achieved positive leasing results in its core markets recently.  It believes that commercial vacancy rates may decrease and commercial rental rates may increase in some of its markets in 2016 and possibly beyond.  As of December 31, 2015, commercial leases which comprise approximately 7.3 and 18.3 percent of the Company’s annualized base rent are scheduled to expire during the years ended December 31, 2016 and 2017, respectively.  With the positive leasing results the Company has achieved in many of its markets recently, the Company believes that rental rates it is likely to achieve on new leases will generally be, on average, not lower than rates currently being paid.  Although the Company has recently achieved positive leasing activity, primarily in its core markets, if the recent leasing results do not prove to be sustaining during 2016 and beyond, the Company’s rental rates it may achieve on new leases may be lower than the rates currently being paid, resulting in the potential for less revenue from the same space.

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

The Company believes that there is a potential for Moody’s or Standard & Poor’s to lower their current investment grade ratings on the Company’s senior unsecured debt to sub-investment grade.  Amongst other things, any such downgrade by both Moody’s and Standard & Poor’s will increase the interest rate on outstanding borrowings under the Company’s $600 million unsecured revolving credit facility from LIBOR plus 130 basis points to LIBOR plus 170 basis points and the annual credit facility fee it pays will increase from 30 to 35 basis points.  In addition, a downgrade in its ratings to sub-investment grade would result in higher interest rates on senior unsecured debt that the Company may issue in the future as compared to issuing such debt with investment grade ratings.

The remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand our:

•	recent transactions;
•	critical accounting policies and estimates;
•	results of operations for the year ended December 31, 2015 as compared to the year ended December 31, 2014;
•	results of operations for the year ended December 31, 2014 as compared to the year ended December 31, 2013; and
•	liquidity and capital resources.

Recent Transactions

Acquisitions
On January 5, 2016, the Company, which held a 50 percent interest in the property-owning entity, Overlook Ridge Apartment Investors LLC, acquired its remaining interest in a 371-unit multi-family operating property located in Malden, Massachusetts for $39.8 million.

On December 23, 2015, the Company acquired a vacant 147,241 square-foot office property located in the Mack-Cali Business Campus in Parsippany, New Jersey, for approximately $10.3 million, which was funded primarily through borrowings under the Company’s unsecured revolving credit facility.  This property is currently in redevelopment by the Company.

On November 12, 2015, the Company acquired a 196,128 square-foot, 95.6 percent leased office property adjacent to an existing Mack-Cali property located in Edison, New Jersey, for approximately $53.1 million, which was funded primarily through borrowings under the Company’s unsecured revolving credit facility.

Dispositions
The Company disposed of the following office properties during the year ended December 31, 2015 (dollars in thousands):

				Rentable	Net		Net
Disposition			# of	Square	Sales		Book	Realized
Date	Property/Address	Location	Bldgs.	Feet	Proceeds		Value	Gain
01/15/15	1451 Metropolitan Drive	West Deptford, New Jersey	1	21,600	$1,072		$929	$143
05/27/15	10 Independence Blvd	Warren, New Jersey	1	120,528	18,351	(a)	15,114	3,237
06/11/15	4 Sylvan Way	Parsippany, New Jersey	1	105,135	15,961	(a)	9,522	6,439
06/26/15	14 Sylvan Way	Parsippany, New Jersey	1	203,506	79,977		55,253	24,724
07/21/15	210 Clay Ave	Lyndhurst, New Jersey	1	121,203	14,766	(a)	5,202	9,564
08/24/15	5 Becker Farm Rd	Roseland, New Jersey	1	118,343	18,129	(a)	8,975	9,154

Totals			6	690,315	$148,256		$94,995	$53,261

(a)     The Company transferred the deeds for these properties to the lender in satisfaction of its mortgage loan obligations totaling $59.7 million. The Company recorded an impairment charge of $25.2 million during the year ended December 31, 2013 as it estimated that the carrying value of the properties may not be recoverable over their anticipated holding periods.

On January 1, 2014, the Company adopted the new discontinued operations accounting standard and as the properties disposed of during the year ended December 31, 2015 did not represent a strategic shift (as the Company is not entirely exiting markets or property types), they have not been reflected as part of discontinued operations.

Impairments on Properties Held and Used
In September 2015, the Company announced a three-year strategic initiative to transform the Company into a more concentrated owner of New Jersey Hudson River waterfront and transit-oriented office properties and a regional owner of luxury multi-family residential properties. In connection with the transformation of the Company’s portfolio, management began developing a disposition plan in September 2015, which will be an ongoing assessment process.  Through this plan, the Company, in the coming years, expects to dispose of primarily office properties considered non-core to its ongoing operations.  As a result, at September 30, 2015, the Company evaluated the recoverability of the carrying values of these non-core properties, and determined that due to the shortening of the expected periods of ownership, it was necessary to reduce the carrying values of 22 rental properties to their estimated fair values.  Accordingly, the Company recorded an impairment charge of $158.6 million at September 30, 2015 reducing the aggregate carrying values of these properties from $554.3 million to their estimated fair values of $395.7 million.  At December 31, 2015, as a result of its periodic evaluation of the recoverability of the carrying values resulting from its ongoing assessment of non-core properties, the Company recorded an additional impairment charge of $33.7 million.

Four of the Company’s office properties are collateral for a mortgage loan that matured on August 11, 2014, with a principal balance of $63.3 million as of December 31, 2015. The loan was not repaid at maturity and the Company is in discussions with the lender regarding potential options in satisfaction of the obligation (see Note 10: Mortgages, Loans Payable and Other Obligations).   As of September 30, 2015, the Company estimated that the carrying value of three of these properties, aggregating 479,877 square feet and located in Roseland and Parsippany, New Jersey, may not be recoverable over their anticipated holding periods. In order to reduce the carrying values of the properties to their estimated fair values, the Company recorded impairment charges of $5.6 million at September 30, 2015, which resulted from the current decline in leasing activity and market rents of the properties identified.   The Company had previously recorded impairment charges on these properties at September 30, 2013 of $12.5 million.

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

The Financial Statements have been prepared in conformity with generally accepted accounting principles (“GAAP”).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Financial Statements, and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from these estimates.  Certain reclassifications have been made to prior period amounts in order to conform with current period presentation.  These estimates and assumptions are based on management’s historical experience that are believed to be reasonable at the time.  However, because future events and their effects cannot be determined with certainty, the determination of estimates requires the exercise of judgment.  The Company’s critical accounting policies are those which require assumptions to be made about matters that are highly uncertain.  Different estimates could have a material effect on the Company’s financial results.  Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions and circumstances.

Rental Property:
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Acquisition-related costs are expensed as incurred.   Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Interest capitalized by the Company for the years ended December 31, 2015, 2014 and 2013 was $16.2 million, $15.5 million and $12.9 million, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

Results From Operations

The following comparisons for the year ended December 31, 2015 (“2015”), as compared to the year ended December 31, 2014 (“2014”), and for 2014 as compared to the year ended December 31, 2013 (“2013”) make reference to the following:  (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Company at December 31, 2013, (for the 2015 versus 2014 comparisons), and which represent all in-service properties owned by the Company at December 31, 2012 (for the 2014 versus 2013 comparisons), excluding properties sold, disposed of, removed from service, or being redeveloped or repositioned from January 1, 2014 through December 31, 2015; (ii) the effect of the “Acquired Properties,” which represent all properties acquired by the Company or commencing initial operation from January 1, 2014 through December 31, 2015 (for the 2015 versus 2014 comparisons), and which represents all properties acquired by the Company or commencing initial operations from January 1, 2013 through December 31, 2014 (for the 2014 versus 2013 comparisons), and (iii) the effect of “Properties Sold” which represent properties sold, disposed of, or removed from service (including properties being redeveloped or repositioned) by the Company from January 1, 2014 through December 31, 2015.  During the 2015 and 2014 periods, four office properties, aggregating 657,523 square feet, were removed from service as they were being redeveloped by the Company.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

	Year Ended
	December 31,		Dollar	Percent
(dollars in thousands)	2015	2014	Change	Change
Revenue from rental operations and other:
Base rents	$487,041	$516,727	$(29,686)	(5.7)%
Escalations and recoveries from tenants	62,481	78,554	(16,073)	(20.5)
Parking income	11,124	9,107	2,017	22.1
Other income	4,617	3,773	844	22.4
Total revenues from rental operations	565,263	608,161	(42,898)	(7.1)

Property expenses:
Real estate taxes	82,688	90,750	(8,062)	(8.9)
Utilities	55,965	72,822	(16,857)	(23.1)
Operating services	107,951	112,621	(4,670)	(4.1)
Total property expenses	246,604	276,193	(29,589)	(10.7)

Non-property revenues:
Real estate services	29,620	28,638	982	3.4
Total non-property revenues	29,620	28,638	982	3.4

Non-property expenses:
Real estate services expenses	25,583	26,136	(553)	(2.1)
General and administrative	49,147	71,051	(21,904)	(30.8)
Acquisition-related costs	1,560	2,118	(558)	(26.3)
Depreciation and amortization	170,402	172,490	(2,088)	(1.2)
Impairments	197,919	-	197,919	-
Total non-property expenses	444,611	271,795	172,816	63.6
Operating income (loss)	(96,332)	88,811	(185,143)	(208.5)
Other (expense) income:
Interest expense	(103,051)	(112,878)	9,827	8.7
Interest and other investment income	794	3,615	(2,821)	(78.0)
Equity in earnings (loss) of unconsolidated joint ventures	(3,172)	(2,423)	(749)	(30.9)
Realized gains (losses) on disposition
of rental property, net	53,261	54,848	(1,587)	(2.9)
Gain on sale of investment in unconsolidated joint venture	6,448	-	6,448	-
Loss from early extinguishment of debt	-	(582)	582	100.0
Total other (expense) income	(45,720)	(57,420)	11,700	20.4
Net income (loss)	(142,052)	31,391	(173,443)	(552.5)
Noncontrolling interest in consolidated joint ventures	1,044	778	266	34.2
Net income (loss) available to common unitholders	$(141,008)	$32,169	$(173,177)	(538.3)%

The following is a summary of the changes in revenue from rental operations and property expenses in 2015 as compared to 2014 divided into Same-Store Properties, Acquired Properties and Properties Sold in 2014 and 2015:

	Total		Same-Store		Acquired		Properties
	Company		Properties		Properties		Sold in 2014 and 2015
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change	Change	Change
Revenue from rental
operations and other:
Base rents	$(29,686)	(5.7)%	$6,660	1.3%	$1,780	0.3%	$(38,126)	(7.3)%
Escalations and recoveries
from tenants	(16,073)	(20.5)	(9,166)	(11.7)	128	0.2	(7,035)	(9.0)
Parking income	2,017	22.1	1,100	12.1	915	10.0	2	-
Other income	844	22.4	547	14.5	(24)	(0.6)	321	8.5
Total	$(42,898)	(7.1)%	$(859)	(0.1)%	$2,799	0.5%	$(44,838)	(7.5)%

Property expenses:
Real estate taxes	$(8,062)	(8.9)%	$(5,314)	(5.9)%	$2,034	2.2%	$(4,782)	(5.2)%
Utilities	(16,857)	(23.1)	(10,701)	(14.7)	218	0.3	(6,374)	(8.7)
Operating services	(4,670)	(4.1)	1,545	1.4	1,268	1.1	(7,483)	(6.6)
Total	$(29,589)	(10.7)%	$(14,470)	(5.2)%	$3,520	1.3%	$(18,639)	(6.8)%

OTHER DATA:
Number of Consolidated Properties	223		221		2		26
Commercial Square feet (in thousands)	24,212		24,016		196		3,959
Multi-family portfolio (number of units)	1,301		1,081		220		-

Base rents.  Base rents for the Same-Store Properties increased $6.7 million, or 1.3 percent, for 2015 as compared to 2014, due primarily to an increase in occupancy in 2015 as compared to 2014, which resulted from a 90 basis point increase in the average same store percent leased to 85.0 percent from 84.1 percent and an increase in average rental rents per square foot to $22.27 from $22.23.

Escalations and recoveries.  Escalations and recoveries from tenants for the Same-Store Properties decreased $9.2 million, or 11.7 percent, for 2015 over 2014 due primarily to recoveries from tenants of higher electric expenses in 2014 which the Company partially recovers from tenants pursuant to the terms of most of its leases with significantly lower expenses to recover in 2015.

Parking income.  Parking income for the Same-Store Properties increased $1.1 million, or 12.1 percent for 2015 as compared to 2014 due primarily to increased usage.

Other income.  Other income for the Same-Store Properties increased $0.5 million, or 14.5 percent due primarily to various small income items in 2015.

Real estate taxes.  Real estate taxes on the Same-Store Properties decreased $5.3 million, or 5.9 percent, for 2015 as compared to 2014. The change in real estate taxes principally results from an increase in tax appeal proceeds received in 2015 as compared to 2014.  Real estate taxes, without the effect of net tax appeal proceeds, increased $2.7 million, or 3.2 percent, for 2015 as compared to 2014 due primarily to increased rates.

Utilities.  Utilities for the year decreased $10.7 million, or 14.7 percent, for 2015 as compared to 2014.  Extended winter freeze conditions in early 2014 caused record electricity demand, and combined with reduced natural gas production and distribution disruptions, resulted in significant market price increases for electricity during the 2014 period.

Operating services.  Operating services for the Same-Store Properties increased $1.5 million, or 1.4 percent, due primarily to an increase in snow removal and other service costs for 2015 as compared to 2014.

Real estate services revenue.  Real estate services revenues (primarily reimbursement of property personnel costs) increased $1.0 million, or 3.4 percent, for 2015 as compared to 2014, due primarily to increased third party development and management activity in multi-family services in 2015 as compared to 2014.

Real estate services expenses.  Real estate services expenses decreased $0.6 million, or 2.1 percent, for 2015 as compared to 2014.  This decrease was due primarily to decreased compensation and related costs.

General and administrative.  General and administrative expenses decreased $21.9 million, or 30.8 percent, in 2015 as compared to 2014, which was primarily due to severance costs in 2014 of $23.8 million related to the departure of the Corporation’s Chief Executive Officer and certain of the Corporation’s other executive officers.

Acquisition-related costs.  The Company incurred transaction costs of $1.6 million in 2015 and $2.1 million in 2014 related to the Company’s property and joint venture acquisitions.  See Note 3 to the Financial Statements: Recent Transactions – Acquisitions.

Depreciation and amortization.  Depreciation and amortization decreased $2.1 million, or 1.2 percent, for 2015 over 2014.  This decrease was due primarily to assets of Same-Store Properties becoming fully amortized, and depreciation in 2014 for properties sold in 2014 and early 2015.  These were partially offset by accelerated depreciation in 2015 for properties being removed from service.

Impairments.  The Company recorded $197.9 million in impairment charges in 2015 on certain properties to reduce the carrying values to their estimated fair market values, with no such charges taken in 2014.  See Note 3: Recent Transactions – to the Financial Statements.

Interest expense.  Interest expense decreased $9.8 million, or 8.7 percent, for 2015 as compared to 2014.  This decrease was primarily the result of lower overall average debt balances in 2015 as compared to 2014.

Interest and other investment income.  Interest and other investment income decreased $2.8 million, or 78.0 percent, for 2015 as compared to 2014.  This was primarily due to interest income on lower average notes receivable balances in 2015.

Equity in earnings (loss) of unconsolidated joint ventures.  Equity in earnings of unconsolidated joint ventures decreased $0.7 million, or 30.9 percent, for 2015 as compared to 2014.  The decrease was due primarily to a loss of $3.7 million in 2015 from the Capitol Place Mezz venture (which commenced operations in 2015), and a gain of $2.3 million in 2014 from the Stanford SM venture (the venture’s note receivable was repaid in 2014).  These were partially offset by income of $3.8 million in 2015 from distributions received from the Keystone-Penn joint venture due to a loan refinancing of the venture’s property and a decreased loss from the Rosewood Lafayette Holdings joint venture (in which the Company sold its interest in 2015) of $0.8 million for 2015 as compared to 2014.

Realized gains (losses) on disposition of rental property, net.  The Company had realized gains on disposition of rental property of $53.3 million in 2015 and $54.8 million in 2014.  See Note 3: Recent Transactions – Dispositions – to the Financial Statements.

Gain on sale of investment in unconsolidated joint venture.  The Company realized a gain of $6.4 million in 2015 on the sale of its equity interest in the Rosewood Lafayette Holdings L.L.C. joint venture.

Loss from early extinguishment of debt.  In 2014, the Company recognized a loss from early extinguishment of debt of $582,000 due to the early redemption of $150 million principal amount of 5.125 percent Notes in December 2014, which were scheduled to mature in January 2015.

Net income (loss).  Net income decreased to a loss of approximately $142.0 million in 2015 from income of $31.4 million in 2014.  The decrease of $173.4 million was due to the factors discussed above.

Net income (loss) available to common unitholders. Net income available to common unitholders decreased by $173.2 million, or 538.3 percent, from income of $32.2 million in 2014 to a loss of $141.0 million in 2015.  The decrease was primarily due to a decrease in net income of $173.4 million for 2015 as compared to 2014 (primarily due to the impairment charges in 2015 of $197.9 million).  This was partially offset by an increase in noncontrolling interest in consolidated joint ventures of approximately $0.2 million for 2015 as compared to 2014.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

	Year Ended
	December 31,		Dollar	Percent
(dollars in thousands)	2014	2013	Change	Change
Revenue from rental operations and other:
Base rents	$516,727	$540,165	$(23,438)	(4.3)%
Escalations and recoveries from tenants	78,554	72,758	5,796	8.0
Parking income	9,107	6,840	2,267	33.1
Other income	3,773	4,683	(910)	(19.4)
Total revenues from rental operations	608,161	624,446	(16,285)	(2.6)

Property expenses:
Real estate taxes	90,750	85,574	5,176	6.0
Utilities	72,822	63,622	9,200	14.5
Operating services	112,621	105,278	7,343	7.0
Total property expenses	276,193	254,474	21,719	8.5

Non-property revenues:
Construction services	-	15,650	(15,650)	(100.0)
Real estate services	28,638	26,935	1,703	6.3
Total non-property revenues	28,638	42,585	(13,947)	(32.8)

Non-property expenses:
Direct construction costs	-	14,945	(14,945)	(100.0)
Real estate services expenses	26,136	22,716	3,420	15.1
General and administrative	71,051	47,040	24,011	51.0
Acquisition-related costs	2,118	642	1,476	229.9
Depreciation and amortization	172,490	182,766	(10,276)	(5.6)
Impairments	-	110,853	(110,853)	(100.0)
Total non-property expenses	271,795	378,962	(107,167)	(28.3)
Operating income (loss)	88,811	33,595	55,216	164.4
Other (expense) income:
Interest expense	(112,878)	(123,701)	10,823	8.7
Interest and other investment income	3,615	2,903	712	24.5
Equity in earnings (loss) of unconsolidated joint ventures	(2,423)	(2,327)	(96)	(4.1)
Realized gains (losses) on disposition
of rental property, net	54,848	-	54,848	-
Loss from early extinguishment of debt	(582)	(156)	(426)	(273.1)
Total other (expense) income	(57,420)	(123,281)	65,861	53.4
Income (loss) from continuing operations	31,391	(89,686)	121,077	135.0
Discontinued operations:
Income from discontinued operations	-	11,811	(11,811)	(100.0)
Loss from early extinguishment of debt	-	(703)	703	100.0
Realized gains (losses) and unrealized losses on	-	-
disposition of rental property and impairments, net	-	59,520	(59,520)	(100.0)
Total discontinued operations, net	-	70,628	(70,628)	(100.0)
Net income (loss)	31,391	(19,058)	50,449	264.7
Noncontrolling interest in consolidated joint ventures	778	2,199	(1,421)	(64.6)
Net income (loss) available to common unitholders	$32,169	$(16,859)	$49,028	290.8%

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

Base rents.  Base rents for the Same-Store Properties decreased $13.8 million, or 2.5 percent, for 2014 as compared to 2013, due primarily to a decrease in occupancy and rental rates in 2014 as compared to 2013.

Escalations and recoveries.  Escalations and recoveries from tenants for the Same-Store Properties increased $8.8 million, or 12.2 percent, for 2014 over 2013 due primarily to recoveries from tenants of higher electric expenses in 2014 which the Company partially recovers from tenants pursuant to the terms of most of its leases.  Related to the Company’s recovery from tenants of the increases in 2014 of real estate taxes and operating services, the portion the Company is recovering of those expenses has generally been reduced in 2014 primarily as a result of lower occupancies, in conjunction with the re-set of base years on new and renewed leases, in 2014.

Parking income.  Parking income for the Same-Store Properties was relatively unchanged for 2014 as compared to 2013.

Other income.  Other income for the Same-Store Properties decreased $1.5 million, or 31.5 percent, due primarily to a decrease in lease breakage fees recognized in 2014 as compared to 2013.

Real estate taxes.  Real estate taxes on the Same-Store Properties increased $6.1 million, or 7.1 percent, for 2014 as compared to 2013. The change in real estate taxes principally results from a decrease in tax appeal proceeds received in 2014 as compared to 2013.  Real estate taxes, without the effect of net tax appeal proceeds, increased $0.7 million, or 0.9 percent, for 2014 as compared to 2013 due primarily to increased rates.

Utilities.  Utilities for the Same-Store Properties increased $11.0 million, or 17.3 percent, for 2014 as compared to 2013.  Extended winter freeze conditions in early 2014 caused record electricity demand, and combined with reduced natural gas production and distribution disruptions, resulted in significant market price increases for electricity during the period.

Operating services.  Operating services for the Same-Store Properties increased $9.1 million, or 8.7 percent, due primarily to an increase in repairs and maintenance, snow removal and insurance costs for 2014 as compared to 2013.

Construction services revenue.  Construction services revenue decreased $15.7 million to zero and direct construction costs decreased $14.9 million to zero in 2014 as compared to 2013 due to the Company’s phase out of this business segment.

Real estate services revenue.  Real estate services revenues (primarily reimbursement of property personnel costs) increased by $1.7 million, or 6.3 percent, for 2014 as compared to 2013, due primarily to increased development and management activity in multi-family services in 2014 as compared to 2013.

Real estate services expenses.  Real estate services expenses increased $3.4 million, or 15.1 percent, for 2014 as compared to 2013.  This increase was due primarily to increased compensation and related costs from increased development and management activity in multifamily services in 2014 as compared to 2013.

General and administrative.  General and administrative expenses increased $24.0 million in 2014 as compared to 2013, which was primarily due to severance costs related to the pending departure of the Corporation’s Chief Executive Officer and the departure of certain of the Corporation’s other executive officers in 2014.

Acquisition-related costs.  The Company incurred transaction costs of $2.1 million in 2014 and $0.6 million in 2013 related to the Company’s property and joint venture acquisitions.  See Note 3 to the Financial Statements: Recent Transactions – Acquisitions.

Depreciation and amortization.  Depreciation and amortization decreased by $10.3 million, or 5.6 percent, for 2014 over 2013.  This decrease was due primarily to a decrease of $4.6 million for the Same-Store Properties due to assets becoming fully amortized, and a decrease of $8.7 million for 2014 as compared to 2013 for the properties sold in 2014 (which were not classified as discontinued operations).  These were partially offset by an increase of $3.0 million for 2014 as compared to 2013 for the Acquired Properties.

Impairments.  The Company recorded $110.9 million in impairment charges in 2013, primarily on 18 properties to reduce their carrying values to their estimated fair market values, with no such charges taken in 2014.

Interest expense.  Interest expense decreased by $10.8 million, or 8.7 percent, for 2014 as compared to 2013.  This decrease was primarily the result of lower overall average debt balances in 2014 as compared to 2013.

Interest and other investment income.  Interest and other investment income increased $0.7 million, or 24.5 percent, for 2014 as compared to 2013.  This was primarily due to interest income on higher average notes receivable balances in 2014.

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

Realized gains (losses) on disposition of rental property, net.  The Company had realized gains on disposition of rental property of $54.8 million in 2014 (which were not classified as discontinued operations).  See Note 3: Recent Transactions – Dispositions – to the Financial Statements.

Loss from early extinguishment of debt.  In 2014, the Company recognized losses from early extinguishment of debt of $582,000 as compared to $156,000 in 2013.  The 2014 amount was due to the early redemption of $150 million principal amount of 5.125 percent Notes in December 2014, which were scheduled to mature in January 2015.  The 2013 amount was due to the partial early termination and extension of the Company’s revolving credit facility as a result of decreased participation of certain lenders in the facility.

Net income (loss).  Income from continuing operations increased to $31.4 million in 2014 from a loss of $89.7 million in 2013.  The increase of $121.1 million was due to the factors discussed above.

Net income (loss) available to common unitholders.  Net income available to common unitholders increased by $49.0 million, or 290.8 percent, from a loss of approximately $16.8 million in 2013 to income of $32.2 million in 2014.  The increase was primarily due to an increase in income from continuing operations of $121.1 million for 2014 as compared to 2013 (mostly due to the impairment charges in 2013 of $110.9 million), an impairment charge of $23.9 million on discontinued operations in 2013, and a loss on early extinguishment of debt of $0.7 million in 2013.  These were partially offset by realized gains on disposition of rental property, net of $83.4 million in 2013 (which were classified as discontinued operations), a decrease in income from discontinued operations of $11.8 million for 2014 as compared to 2013, and a decrease in noncontrolling interest in consolidated joint ventures of approximately $1.5 million for 2014 as compared to 2013.

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

Repositioning of the Company’s Portfolio:
As described earlier relative to its current strategic initiative, management has been reviewing the Company’s portfolio and identifying opportunities to divest of non-core office properties that no longer meet its long-term strategy, have reached their potential, are less efficient to operate, or when market conditions are favorable to be sold at attractive prices.  The Company anticipates redeploying the proceeds from non-core rental property sales in the near-term to acquire office properties, enhance amenities and infrastructure at existing office properties, develop, redevelop and acquire multi-family rental properties, as well as reposition certain office properties into multi-family residential and/or mixed use properties, in its core Northeast sub-markets.

Construction Projects:
On October 6, 2015, the Company entered into a joint venture partnership with XS Port Imperial Hotel, LLC (“XS”) to form XS Hotel Urban Renewal Associates LLC (“XS Hotel URA”) for the development and ownership of a 364-key dual branded hotel property located in Weehawken, New Jersey (“Port Imperial Hotel”).  Concurrently, the Company and XS entered into a separate joint venture partnership to form XS Hotel Associates, L.L.C. (“XS Hotel”) for the management and operations of the completed hotel development.  The Company holds a 90 percent interest and XS holds the remaining 10 percent interest in the consolidated joint ventures, XS Hotel URA and XS Hotel, with the Company having full and complete authority, power, and discretion to manage and control the ventures’ business, affairs, and property.  The construction of the Port Imperial Hotel is estimated to cost a total of $105.9 million, which will be funded by a $94 million construction loan with the balance to be funded with members’ capital.  Upon closing, Mack-Cali’s initial contribution was $27.3 million, which included a capital credit of $23.7 million for its contributed Hotel Condominium Land unit, and XS Hotel’s initial contribution was $3 million.  As of December 31, 2015, the Company incurred development costs of $1.5 million and estimates it will need to fund an additional $3.3 million for the completion of the project.

The Company owns developable land to accommodate a multi-phase development project of approximately 1,034-unit multi-family rental property located in Malden, Massachusetts.  The initial phase commenced construction of 292 units in the third quarter of 2015 (the “Chase II Project”).  The Chase II Project is estimated to cost a total of $74.9 million (of which the Company has incurred $22.1 million through December 31, 2015) and is expected to be ready for occupancy by second quarter 2017.  The Company estimates it will need to fund additional costs of $4.8 million for the completion of the Chase II Project.  On December 16, 2015, the Company obtained a construction loan with a maximum borrowing amount of $48 million (with no outstanding balance as of December 31, 2015), which bears interest at a rate of LIBOR plus 2.25 percent, reducing to LIBOR plus 2.0 percent subject to achieving certain conditions and matures in December 2018.

On April 1, 2015, the Company acquired vacant land to accommodate a two-phase development of the CitySquare Project for a purchase price of $3.1 million with an additional $1.25 million to be paid (which is accrued as of December 31, 2015), subject to certain conditions, in accordance with the terms of the purchase and sale agreement.  The purchase price for the acquisition was funded primarily through borrowing under the Company’s unsecured revolving credit facility.  The first phase with 237 units started construction in the third quarter 2015 with anticipated initial deliveries in the second quarter 2017.  The second phase, with 128 units, is projected to begin construction in 2017.  Total development costs are estimated to be approximately $92.5 million (of which $9.1 million was incurred by the Company through December 31, 2015 and estimates it will need to fund an additional $41.9 million for the completion of the project).  On December 10, 2015, the Company obtained a construction loan with a maximum borrowing amount of $41.5 million (with no outstanding balance as of December 31, 2015), which bears interest at a rate of LIBOR plus 2.5 percent, reducing to LIBOR plus 2.25 percent subject to achieving certain conditions and matures in December 2018.

On May 21, 2014, the Company entered into a joint venture agreement with Ironstate Harborside-A LLC (“ISA”) to form Harborside Unit A Urban Renewal, L.L.C. (“URL-Harborside”), a newly-formed joint venture that will develop, own and operate a high-rise tower of approximately 763 multi-family apartment units above a parking pedestal to be located on land contributed by the Company at its Harborside complex in Jersey City, New Jersey (the “URL Project”).  The Company owns an 85 percent interest in URL-Harborside and the remaining interest is owned by ISA, with shared control over major decisions such as approval of budgets, property financings and leasing guidelines.  The construction of the URL Project is estimated to cost a total of approximately $320 million (of which development costs of $210.2 million have been incurred by URL-Harborside through December 31, 2015).  The URL Project is projected to be ready for occupancy by the fourth quarter of 2016.  The venture has a construction/permanent loan with a maximum borrowing amount of $192 million (with $63.9 million outstanding as of December 31, 2015), which bears interest at a rate of 5.197 percent and matures in August 2029.  The Company does not expect to fund any future development costs of the project, as future development costs will be funded by using the loan financing.

The Company owns a 76.25 percent interest in a consolidated joint venture which is constructing a 108-unit multi-family development rental property located in Eastchester, New York (the “Eastchester Project”).  The project is expected to be ready for occupancy by the second quarter of 2016.  The Eastchester Project is estimated to cost a total of $50 million (of which development costs of $29.6 million have been incurred through December 31, 2015).  The venture has a $28.8 million construction loan (with $10.9 million outstanding as of December 31, 2015).  The Company expects to fund approximately $20.9 million for the development of the project (of which, as of December 31, 2015, the Company has incurred $14.7 million of the development costs and estimates it will need to fund an additional $6.2 million for the completion of the project.

REIT Restrictions:
To maintain its qualification as a REIT under the Code, the Corporation must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains.  Moreover, the Corporation intends to continue to make regular quarterly distributions to its common stockholders.  Based upon the most recently paid common stock dividend rate of $0.15 per common share, in the aggregate, such distributions would equal approximately $53.8 million ($60.1 million, including common units in the Company held by parties other than the Corporation) on an annualized basis.  However, any such distributions, whether for federal income tax purposes or otherwise, would be paid out of available cash, including borrowings and other sources, after meeting operating requirements, preferred stock dividends and distributions, and scheduled debt service on the Company’s debt.  If and to the extent the Company retains and does not distribute any net capital gains, the Company will be required to pay federal, state and local taxes on such net capital gains at the rate applicable to capital gains of a corporation.

Property Lock-Ups:
The Company may not dispose of or distribute certain of its properties, currently comprised of seven properties with an aggregate net carrying value of approximately $57.1 million, which were originally contributed by certain unrelated common unitholders of the Company, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Corporation’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire in 2016.

Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Corporation’s Board of Directors; David S. Mack, director of the Corporation; and Earle I. Mack, a former director of the Corporation); the Robert Martin Group (which includes Robert F. Weinberg, a former director of the Corporation and current member of its Advisory Board), and the Cali Group (which includes John R. Cali, a former director of the Corporation and current member of its Advisory Board).  As of December 31, 2015, 110 of the Company’s properties, with an aggregate net book value of approximately $1.3 billion, have lapsed restrictions and are subject to these conditions.

Unencumbered Properties:
As of December 31, 2015, the Company had 204 unencumbered properties with a carrying value of $2.4 billion representing 91.0 percent of the Company’s total consolidated property count.

Cash Flows

Cash and cash equivalents increased by $7.5 million to $37.1 million at December 31, 2015, compared to $29.6 million at December 31, 2014.  This increase is comprised of the following net cash flow items:

(1)	$169.5 million provided by operating activities.

(2)	$222.5 million used in investing activities, consisting primarily of the following:

	(a)	$78 million used for investments in unconsolidated joint ventures; plus
	(b)	$70.5 million used for rental property acquisitions and related intangibles; plus
	(c)	$94.1 million used for additions to rental property and improvements; plus
	(d)	$81.1 million used for the development of rental property, other related costs and deposits; plus
	(e)	$1.1 million used for restricted cash; minus
	(f)	$81 million from proceeds from the sales of rental property; minus
	(g)	$8.3 million received from payments of notes receivables; minus
	(h)	$6.4 million from proceeds from the sale of investment in unconsolidated joint venture; minus
	(i)	$6.4 million received from distributions in excess of cumulative earnings from unconsolidated joint ventures.

(3)	$60.6 million provided by financing activities, consisting primarily of the following:

	(a)	$334 million from borrowings under the revolving credit facility; plus
	(b)	$10.8 million from proceeds received from mortgages and loans payable; plus
	(c)	$2.1 million from contributions from noncontrolling interests; minus
	(d)	$179 million used for repayments of revolving credit facility; minus
	(e)	$60 million used for payments of distributions; minus
	(f)	$43.1 million used for repayments of mortgages, loans payable and other obligations; minus
	(g)	$3 million used for repayment of finance costs.

Debt Financing

Summary of Debt:
The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of December 31, 2015:

	Balance		Weighted Average		Weighted Average
	($000’s)	% of Total	Interest Rate (a)		Maturity in Years
Fixed Rate Unsecured Debt and
Other Obligations	$1,268,844	58.88%	4.88%		4.16
Fixed Rate Secured Debt	593,677	27.55%	7.15%		2.56
Variable Rate Secured Debt	137,399	6.38%	4.09%		1.13
Variable Rate Unsecured Debt (b)	155,000	7.19%	1.66%		1.58

Totals/Weighted Average:	$2,154,920	100.00%	5.22%	(b)	3.34

(a)	The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.35 percent as of December 31, 2015, plus the applicable spread.
(b)	Excludes amortized deferred financing costs pertaining to the Company’s unsecured revolving credit facility which amounted to $3.2 million for the year ended December 31, 2015.

Debt Maturities:
Scheduled principal payments and related weighted average annual effective interest rates for the Company’s debt as of December 31, 2015 are as follows:

	Scheduled	Principal		Weighted Avg.
	Amortization	Maturities	Total	Effective Interest Rate of
Period	($000’s)	($000’s)	($000’s)	Future Repayments (a)
2016	$8,125	$406,465	$414,590	6.67%
2017 (b)	7,275	557,088	564,363	3.41%
2018	7,311	231,536	238,847	6.67%
2019	723	331,567	332,290	7.45%
2020	569	-	569	4.82%
Thereafter	5,759	605,206	610,965	4.13%
Sub-total	29,762	2,131,862	2,161,624
Adjustment for unamortized debt
discount/premium, net, as of
December 31, 2015	(6,704)	-	(6,704)

Totals/Weighted Average	$23,058	$2,131,862	$2,154,920	5.22%	(c)

(a)	The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.35 percent as of December 31, 2015, plus the applicable spread.
(b)	Includes outstanding borrowings of the Company’s unsecured revolving credit facility of $155 million which matures in 2017 with two six-month extension options with the payment of a fee.
(c)	Excludes amortized deferred financing costs pertaining to the Company’s unsecured revolving credit facility which amounted to $3.2 million for the year ended December 31, 2015.

Senior Unsecured Notes:
The terms of the Company’s senior unsecured notes (which totaled approximately $1.3 billion as of December 31, 2015) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

Unsecured Term Loan:
On January 7, 2016, the Company obtained a new $350 million unsecured term loan, which matures in January 2019 with two one-year extension options. The interest rate for the new term loan is currently 140 basis points over LIBOR, subject to adjustment on a sliding scale based on the Company's unsecured debt ratings, or at the Company's option, a defined leverage ratio. The Company entered into interest rate swap arrangements to fix LIBOR for the duration of the term loan. Including costs, the loan provides for a current all-in fixed rate of 3.12 percent. The proceeds from the loan were used primarily to repay outstanding borrowings on its unsecured revolving credit facility and to repay the Company's $200 million, 5.8 percent senior unsecured notes that matured on January 15, 2016.

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

Mortgages, Loans Payable and Other Obligations:
The Company has other mortgages, loans payable and other obligations which consist of various loans collateralized by certain of the Company’s rental properties.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

Debt Strategy:
The Company does not intend to reserve funds to retire the Company’s senior unsecured notes, outstanding borrowings under its unsecured revolving credit facility, its unsecured term loan, or its mortgages, loans payable and other obligations upon maturity.  Instead, the Corporation or Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates.  If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility.  As of February 22, 2016, the Company had outstanding borrowings of $100 million under its unsecured revolving credit facility.  The Company is reviewing various financing and refinancing options, including the purchase of its senior unsecured notes in privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt, common and preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed in 2016.  The Company currently anticipates that its available cash and cash equivalents, cash flows from operating activities and proceeds from the sale of office properties, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs in the short term.  However, if these sources of funds are insufficient or unavailable, due to current economic conditions or otherwise, or if capital needs to fund acquisition and development opportunities in the multi-family rental sector arise, the Corporation’s ability to make the expected distributions discussed in “REIT Restrictions” above may be adversely affected.

Equity Financing and Registration Statements

Common Equity:
The following table presents the changes in the Corporation’s issued and outstanding shares of common stock and the Company’s common units from January 1, 2015 to December 31, 2015:

	Common	Common
	Stock	Units	Total
Outstanding at January 1, 2015	89,076,578	11,083,876	100,160,454
Common units redeemed for common stock	567,032	(567,032)	-
Shares issued under Dividend Reinvestment
and Stock Purchase Plan	3,641	-	3,641
Restricted shares issued	45,597	-	45,597
Cancellation of restricted shares	(108,898)	-	(108,898)
Outstanding at December 31, 2015	89,583,950	10,516,844	100,100,794

Share Repurchase Program:
The Corporation has a share repurchase program which was renewed and authorized by its Board of Directors in September 2012 to purchase up to $150 million of the Corporation’s outstanding common stock (“Repurchase Program”), which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.   As of December 31, 2015, the Corporation has a remaining authorization under the Repurchase Program of $139 million.  There were no common stock repurchases in the years ended December 31, 2014 and 2015 and through February 22, 2016.

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

Shelf Registration Statements:
The Corporation has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the Corporation, under which no securities have been sold as of February 22, 2016.

The Corporation and the Company also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the Corporation and debt securities of the Company, under which no securities have been sold as of February 22, 2016.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt:
The debt of the Company’s unconsolidated joint ventures generally provides for recourse to the Company for customary matters such as intentional misuse of funds, environmental conditions and material misrepresentations. The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures.  Such debt has a total facility amount of $547.6 million of which the Company has agreed to guarantee up to $74.7 million.  As of December 31, 2015, the outstanding balance of such debt totaled $309.9 million of which $53.1 million was guaranteed by the Company.  The Company has also posted a $3.6 million letter of credit in support of the Harborside South Pier joint venture, half of which is indemnified by Hyatt Corporation, the Company’s joint venture partner.

The Company’s off-balance sheet arrangements are further discussed in Note 4: Investments in Unconsolidated Joint Ventures to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt (principal and interest), PILOT agreements, ground lease agreements and other obligations, as of December 31, 2015:

		Payments Due by Period
		Less than 1	2 – 3	4 – 5	6 – 10	After 10
(dollars in thousands)	Total	Year	Years	Years	Years	Years
Senior unsecured notes	$1,523,519	$253,588	$339,325	$313,700	$616,906	-
Revolving credit facility (a)	159,085	2,580	156,505	-	-	-
Mortgages, loans payable
and other obligations (b)	828,067	250,071	442,012	87,179	14,274	$34,531
Payments in lieu of taxes
(PILOT)	28,123	4,407	13,222	8,815	1,679	-
Ground lease payments	16,704	387	734	463	1,172	13,948
Other	1,655	1,655	-	-	-	-
Total	$2,557,153	$512,688	$951,798	$410,157	$634,031	$48,479

(a)	Interest payments assume LIBOR rate of 0.35 percent, which is the weighted average rate on this outstanding variable rate debt at December 31, 2015, plus the applicable spread.
(b)	Interest payments assume LIBOR rate of 0.33 percent, which is the weighted average rate on its outstanding variable rate mortgage debt at December 31, 2015, plus the applicable spread.

Departure of Executive Officer:
On November 4, 2014, the Company announced that Mitchell E. Hersh would step down as president and chief executive officer of the Corporation effective May 11, 2015 and would not stand for re-election to the Corporation’s Board of Directors (the “Board of Directors”) at the 2015 annual meeting of the Corporation’s stockholders.  Pursuant to the terms of the Separation Agreement, the Corporation elected to extend the separation date to June 30, 2015 (the “Separation Date”).   In connection with Mr. Hersh’s departure from the Corporation, the Corporation and Mr. Hersh entered into a Separation and General Release Agreement (the “Separation Agreement”) dated November 4, 2014 (the “Effective Date”).  The Separation Agreement provided that Mr. Hersh’s employment with the Corporation is being terminated without cause, and further provided, pursuant to the terms of Mr. Hersh’s employment agreement, multi-year performance award agreement, TSR-based performance award agreement and deferred retirement compensation agreement, for (i) a cash payment to Mr. Hersh of $8 million, (ii) payment of the premiums for the continuation of Mr. Hersh’s health, dental and vision insurance for 48 months following the Separation Date, (iii) vesting of 210,000 shares of restricted common stock pursuant to Mr. Hersh’s multi-year performance award agreement, (iv) a cash payment equal to the sum of (X) $504,000, plus (Y) the product of (1) 210,000 multiplied by (2) the aggregate amount of dividends on the Corporation’s common stock that were declared and paid between the Effective Date and the Separation Date in payment of accrued but unpaid dividend equivalents pursuant to his multi-year performance award agreement, (v) issuance of 41,811 shares of common stock of the Corporation (the “Deferred Shares”) pursuant to the acceleration of vesting of 675 performance shares pursuant to Mr. Hersh’s TSR-based performance award agreement, and (vi) a cash payment of $2,311,792 pursuant to Mr. Hersh’s deferred retirement compensation award agreement.  All such cash amounts and Deferred Shares were paid to Mr. Hersh on January 4, 2016.  Under the terms of the Separation Agreement, Mr. Hersh continued to receive his base salary in accordance with his employment agreement and to be eligible to participate in the Corporation’s executive incentive compensation and bonus programs. In addition, upon departure Mr. Hersh was entitled to receive his accrued but unpaid base salary and to have his expenses reimbursed.

Funds from Operations

Funds from operations (“FFO”) is defined as net income (loss) before noncontrolling interest of unitholders, computed in accordance with GAAP, excluding sales or disposals of depreciable rental property, and impairments related to depreciable rental property, plus real estate-related depreciation and amortization.  The Company believes that FFO is helpful to investors as one of several measures of the performance of an equity REIT.  The Company further believes that as FFO excludes the effect of depreciation, gains (or losses) from sales of properties and impairments related to depreciable rental property (all of which are based on historical costs which may be of limited relevance in evaluating current performance), FFO can facilitate comparison of operating performance between equity REITs.

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

As the Company considers its primary earnings measure, net income available to common unitholders, as defined by GAAP, to be the most comparable earnings measure to FFO, the following table presents a reconciliation of net income available to common unitholders to FFO, as calculated in accordance with NAREIT’s current definition, for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Years Ended December 31,
	2015	2014	2013
Net income (loss) available to common unitholders	$(141,008)	$32,169	$(16,859)
Add (deduct): Real estate-related depreciation and amortization on
continuing operations (a)	190,875	185,339	194,741
Real estate-related depreciation and amortization
on discontinued operations	-	-	8,218
Impairments	197,919	-	134,704
Realized (gains) losses and unrealized losses
on disposition of rental property, net	(53,261)	(54,848)	(83,371)
Gain on sale of investment in unconsolidated
joint venture	(6,448)	-	-
Funds from operations	$188,077	$162,660	$237,433

(a)
Includes the Company’s share from unconsolidated joint ventures of $21.6 million, $13.7 million and $13.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.  Excludes non-real estate-related depreciation and amortization of $350,000, $348,000 and $287,000 for the years ended December 31, 2015, 2014 and 2013, respectively and $604,000, $492,000 and zero of depreciation expense allocable to the Company’s noncontrolling interest in consolidated joint ventures for the years ended December 31, 2015, 2014 and 2013,  respectively.

Inflation

The Company’s leases with the majority of its commercial tenants provide for recoveries and escalation charges based upon the tenant’s proportionate share of, and/or increases in, real estate taxes and certain operating costs, which reduce the Company’s exposure to increases in operating costs resulting from inflation.  The Company believes that inflation did not materially impact the Company’s results of operations and financial condition for the periods presented.

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

Approximately $1.9 billion of the Company’s long-term debt as of December 31, 2015 bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates.  The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.  The interest rates on the Company’s variable rate debt as of December 31, 2015 ranged from LIBOR plus 130 basis points to LIBOR plus 950 basis points.  Assuming interest-rate caps are not in effect, if market rates of interest on the Company’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $2.9 million annually and the increase or decrease in the fair value of the Company’s fixed rate debt as of December 31, 2015 would be approximately $58 million.

December 31, 2015
Debt, including current portion											Fair
($s in thousands)	2016	2017		2018	2019	2020	Thereafter	Sub-total	Other (a)	Total	Value

Fixed Rate	$315,628	$397,493		$237,447	$307,123	$569	$610,965	$1,869,225	$(6,704)	$1,862,521	$1,867,635
Average Interest Rate	8.06%	4.12%		6.70%	7.88%	4.82%	4.13%			5.60%

Variable Rate	$98,962	$166,870	(b)	$1,400	$25,167	$-	-	$292,399	-	$292,399	$292,399

(a) Adjustment for unamortized debt discount/premium, net, as of December 31, 2015.
(b) Includes $155 million of outstanding borrowings under the Company’s unsecured revolving credit facility which matures in 2017 with two six-month extension options with the payment of a fee.

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

Management’s Report on Internal Control Over Financial Reporting.  Internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, the Corporation’s chief executive officer, president and chief operating officer and chief financial officer, or persons performing similar functions, and effected by the Corporation’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Corporation’s management, with the participation of the Corporation’s chief executive officer, president and chief operating officer and chief financial officer, has established and maintained policies and procedures designed to maintain the adequacy of the Company’s internal control over financial reporting, and includes those policies and procedures that:

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

The Corporation’s management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 based on the criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.  Based on our assessment and those criteria, the Corporation’s management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

ITEM 9B.     OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be set forth in the Corporation’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 1, 2016, and is incorporated herein by reference.

ITEM 11.                EXECUTIVE COMPENSATION

The information required by Item 11 will be set forth in the Corporation’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 1, 2016, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be set forth in the Corporation’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 1, 2016, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be set forth in the Corporation’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 1, 2016, and is incorporated herein by reference.
ITEM 14.               PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be set forth in the Corporation’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 1, 2016, and is incorporated herein by reference.

PART IV

ITEM 15.             EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	All Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Changes in Equity for the Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements

(a) 2.       Financial Statement Schedules

(i)         Mack-Cali Realty, L.P.:

Schedule III – Real Estate Investments and Accumulated Depreciation as of December 31, 2015

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(a) 3.       Exhibits
The exhibits required by this item are set forth on the Exhibit Index attached hereto.

Report of Independent Registered Public Accounting Firm

To the Partners
of Mack-Cali Realty, L.P.:

In our opinion, the consolidated financial statements listed in the index appearing Item 15(a)(1) present fairly, in all material respects, the financial position of Mack-Cali Realty L.P. and its subsidiaries (collectively, the “Company”) at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2)(i) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 24, 2016

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts)

	December 31,
ASSETS	2015	2014
Rental property
Land and leasehold interests	$735,696	$760,855
Buildings and improvements	3,648,238	3,753,300
Tenant improvements	408,617	431,969
Furniture, fixtures and equipment	15,167	12,055
	4,807,718	4,958,179
Less – accumulated depreciation and amortization	(1,464,482)	(1,414,305)

Net investment in rental property	3,343,236	3,543,874
Cash and cash equivalents	37,077	29,549
Investments in unconsolidated joint ventures	303,457	247,468
Unbilled rents receivable, net	120,246	123,885
Deferred charges, goodwill and other assets, net	213,377	204,650
Restricted cash	35,343	34,245
Accounts receivable, net of allowance for doubtful accounts
of $1,407 and $2,584	10,754	8,576

Total assets	$4,063,490	$4,192,247

LIABILITIES AND EQUITY
Senior unsecured notes	$1,268,844	$1,267,744
Revolving credit facility	155,000	-
Mortgages, loans payable and other obligations	731,076	820,910
Distributions payable	15,582	15,528
Accounts payable, accrued expenses and other liabilities	135,057	126,971
Rents received in advance and security deposits	49,739	52,146
Accrued interest payable	24,484	26,937
Total liabilities	2,379,782	2,310,236
Commitments and contingencies

Partners’ Capital:
General Partner, 89,583,950 and 89,076,578 common units outstanding	1,399,419	1,568,098
Limited partners, 10,516,844 and 11,083,876 common units outstanding	227,148	258,856
Total Mack-Cali Realty, L.P. partners’ capital	1,626,567	1,826,954

Noncontrolling interests in consolidated joint ventures	57,141	55,057

Total equity	1,683,708	1,882,011

Total liabilities and equity	$4,063,490	$4,192,247

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts)

	Year Ended December 31,
REVENUES	2015	2014	2013
Base rents	$487,041	$516,727	$540,165
Escalations and recoveries from tenants	62,481	78,554	72,758
Construction services	-	-	15,650
Real estate services	29,620	28,638	26,935
Parking income	11,124	9,107	6,840
Other income	4,617	3,773	4,683
Total revenues	594,883	636,799	667,031

EXPENSES
Real estate taxes	82,688	90,750	85,574
Utilities	55,965	72,822	63,622
Operating services	107,951	112,621	105,278
Direct construction costs	-	-	14,945
Real estate services expenses	25,583	26,136	22,716
General and administrative	49,147	71,051	47,040
Acquisition-related costs	1,560	2,118	642
Depreciation and amortization	170,402	172,490	182,766
Impairments	197,919	-	110,853
Total expenses	691,215	547,988	633,436
Operating income (loss)	(96,332)	88,811	33,595

OTHER (EXPENSE) INCOME
Interest expense	(103,051)	(112,878)	(123,701)
Interest and other investment income	794	3,615	2,903
Equity in earnings (loss) of unconsolidated joint ventures	(3,172)	(2,423)	(2,327)
Realized gains (losses) on disposition of rental property, net	53,261	54,848	-
Gain on sale of investment in unconsolidated joint venture	6,448	-	-
Loss from early extinguishment of debt	-	(582)	(156)
Total other (expense) income	(45,720)	(57,420)	(123,281)
Income (loss) from continuing operations	(142,052)	31,391	(89,686)
Discontinued operations:
Income from discontinued operations	-	-	11,811
Loss from early extinguishment of debt	-	-	(703)
Realized gains (losses) and unrealized losses on
disposition of rental property and impairments, net	-	-	59,520
Total discontinued operations, net	-	-	70,628
Net income (loss)	(142,052)	31,391	(19,058)
Noncontrolling interest in consolidated joint ventures	1,044	778	2,199
Net income (loss) available to common unitholders	$(141,008)	$32,169	$(16,859)

Basic earnings per common unit:
Income (loss) from continuing operations	$(1.41)	$0.32	$(0.88)
Discontinued operations	-	-	0.71
Net income (loss) available to common unitholders	$(1.41)	$0.32	$(0.17)

Diluted earnings per common unit:
Income (loss) from continuing operations	$(1.41)	$0.32	$(0.88)
Discontinued operations	-	-	0.71
Net income (loss) available to common unitholders	$(1.41)	$0.32	$(0.17)

Basic weighted average units outstanding	100,222	99,999	99,785

Diluted weighted average units outstanding	100,222	100,041	99,785

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands)

					Noncontrolling
			General Partner	Limited Partner	Interest
	General Partner	Limited Partner	Common	Common	in Consolidated
	Common Units	Common Units	Unitholders	Unitholders	Joint Ventures	Total Equity
Balance at January 1, 2013	87,536	12,142	$1,710,372	$301,693	$56,442	$2,068,507
Net income (loss)	-	-	(14,909)	(1,950)	(2,199)	(19,058)
Distributions	-	-	(118,418)	(16,193)	-	(134,611)
Increase in noncontrolling interest	-	-	-	-	1,040	1,040
Redemption of limited partner common
units for shares of general partner
common units	277	(277)	5,478	(5,478)	-	-
Shares issued under Dividend
Reinvestment and Stock
Purchase Plan	10	-	243	-	-	243
Directors' deferred compensation plan	-	-	529	-	-	529
Stock compensation	425	-	1,805	-	-	1,805
Balance at December 31, 2013	88,248	11,865	$1,585,100	$278,072	$55,283	$1,918,455
Net income (loss)	-	-	28,567	3,602	(778)	31,391
Distributions	-	-	(67,011)	(8,456)	-	(75,467)
Increase in noncontrolling interest	-	-	-	-	552	552
Redemption of limited partner common
units for shares of general partner
common units	781	(781)	14,362	(14,362)	-	-
Shares issued under Dividend
Reinvestment and Stock
Purchase Plan	6	-	118	-	-	118
Directors' deferred compensation plan	-	-	407	-	-	407
Stock compensation	42	-	6,555	-	-	6,555
Balance at December 31, 2014	89,077	11,084	$1,568,098	$258,856	$55,057	$1,882,011
Net income (loss)	-	-	(125,752)	(15,256)	(1,044)	(142,052)
Distributions	-	-	(53,567)	(6,505)	-	(60,072)
Increase in noncontrolling interest	-	-	-	-	3,128	3,128
Redemption of limited partner common
units for shares of general partner
common units	567	(567)	9,947	(9,947)	-	-
Shares issued under Dividend
Reinvestment and Stock
Purchase Plan	3	-	60	-	-	60
Directors' deferred compensation plan	-	-	397	-	-	397
Stock compensation	46	-	2,277	-	-	2,277
Cancellation of restricted shares	(109)	-	(2,041)	-	-	(2,041)
Balance at December 31, 2015	89,584	10,517	$1,399,419	$227,148	$57,141	$1,683,708

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	December 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2015	2014	2013
Net income (loss)	$(142,052)	$31,391	$(19,058)
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	172,108	173,848	183,303
Depreciation and amortization on discontinued operations	-	-	8,218
Amortization of deferred stock units	397	407	529
Amortization of stock compensation	2,219	11,097	2,387
Amortization of deferred financing costs	3,790	3,274	3,172
Write-off of unamortized discount on senior unsecured notes	-	12	156
Amortization of debt discount and mark-to-market	3,385	6,507	6,781
Equity in (earnings) loss of unconsolidated joint ventures	3,172	2,423	2,327
Distributions of cumulative earnings from unconsolidated joint ventures	5,644	11,213	8,485
Realized (gains) loss on disposition of rental property, net	(53,261)	(54,848)	(59,520)
Realized (gains) loss on sale of investment in unconsolidated joint venture	(6,448)	-	-
Impairments	197,919	-	110,853
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(1,760)	(4,083)	(10,105)
Increase in deferred charges, goodwill and other assets	(22,854)	(34,402)	(31,404)
(Increase) decrease in accounts receivable, net	(2,178)	355	248
Increase (decrease) in accounts payable, accrued expenses and other liabilities	6,960	15,858	(7,090)
Decrease in rents received in advance and security deposits	(2,408)	(1,583)	(2,187)
Increase (decrease) in accrued interest payable	4,822	(2,216)	1,598

Net cash provided by operating activities	$169,455	$159,253	$198,693

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$(70,455)	$(61,938)	$(178,294)
Rental property additions and improvements	(94,073)	(91,813)	(89,869)
Development of rental property and other related costs	(81,073)	(25,140)	(13,772)
Proceeds from the sales of rental property	81,049	274,839	332,102
Proceeds from the sale of investment in unconsolidated joint venture	6,448	-	-
Investments in notes receivable	-	(62,276)	(16,425)
Repayment of notes receivable	8,250	62,526	333
Investment in unconsolidated joint ventures	(78,027)	(67,325)	(86,504)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	6,445	35,901	23,907
Increase in restricted cash	(1,098)	(14,451)	(455)

Net cash (used in) provided by investing activities	$(222,534)	$50,323	$(28,977)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$334,000	$277,328	$289,000
Repayment of revolving credit facility	(179,000)	(277,328)	(289,000)
Repayment of senior unsecured notes	-	(350,000)	(100,000)
Proceeds of senior unsecured notes	-	-	268,928
Proceeds from mortgages and loans payable	10,752	130,135	3,170
Repayment of mortgages, loans payable and other obligations	(43,133)	(83,808)	(20,715)
Payment of contingent consideration	(1,167)	(5,228)	(2,755)
Payment of financing costs	(2,998)	(3,147)	(5,429)
Contributions from noncontrolling interests	2,140	145	-
Payment of distributions	(59,987)	(89,830)	(149,454)

Net cash provided by (used in) financing activities	$60,607	$(401,733)	$(6,255)

Net increase (decrease) in cash and cash equivalents	$7,528	$(192,157)	$163,461
Cash and cash equivalents, beginning of period	29,549	221,706	58,245

Cash and cash equivalents, end of period	$37,077	$29,549	$221,706

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

The General Partner is a fully-integrated self-administered, self-managed real estate investment trust (“REIT”). The General Partner controls the Company as its sole general partner and owned an 89.5 percent and 88.9 percent common unit interest in the Company as of December 31, 2015 and 2014, respectively.

The General Partner’s business is the ownership of interests in and operation of the Company, and all of the General Partner’s expenses are incurred for the benefit of the Company.  The General Partner is reimbursed by the Company for all expenses it incurs relating to the ownership and operation of the Company.

As of December 31, 2015, the Company owned or had interests in 275 properties, consisting of 147 office and 109 flex properties, totaling approximately 29.9 million square feet, leased to approximately 1,900 commercial tenants, and 19 multi-family rental properties containing 5,644 residential units, plus developable land (collectively, the “Properties”).  The Properties are comprised of 147 office buildings totaling approximately 24.6 million square feet (which include 36 buildings aggregating approximately 5.6 million square feet owned by unconsolidated joint ventures in which the Company has investment interests), 94 office/flex buildings totaling approximately 4.8 million square feet, six industrial/warehouse buildings totaling approximately 387,400 square feet, 19 multi-family properties totaling 5,644 apartments (which include 13 properties aggregating 4,343 apartments owned by unconsolidated joint ventures in which the Company has investment interests), five parking/retail properties totaling approximately 121,700 square feet (which include two buildings aggregating 81,700 square feet owned by unconsolidated joint ventures in which the Company has investment interests), one hotel (which is owned by an unconsolidated joint venture in which the Company has an investment interest) and three parcels of land leased to others.  The Properties are located in seven states, primarily in the Northeast, plus the District of Columbia.

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

As of December 31, 2015 and 2014, the Company’s investments in consolidated real estate joint ventures in which the Company is deemed to be the primary beneficiary have total real estate assets of $273.4 million and $242.9 million, respectively, mortgages of $89.5 million and $94.3 million, respectively, and other liabilities of $17.5 million and $15.7 million, respectively.
The financial statements have been prepared in conformity with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates and assumptions are based on management’s historical experience that are believed to be reasonable at the time.  However, because future events and their effects cannot be determined with certainty, the determination of estimates requires the exercise of judgment.  The Company’s critical accounting policies are those which require assumptions to be made about matters that are highly uncertain.  Different estimates could have a material effect on the Company’s financial results.  Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions and circumstances.

Actual results could differ from those estimates.  Certain reclassifications have been made to prior period amounts in order to conform with current period presentation.

2.      SIGNIFICANT ACCOUNTING POLICIES

Rental
Property
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Acquisition-related costs are expensed as incurred.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Capitalized development and construction salaries and related costs approximated $4.2 million, $3.1 million and $4.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.  Included in total rental property is construction, tenant improvement and development in-progress of $88.7 million and $62.8 million as of December 31, 2015 and 2014, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

Deferred
Financing Costs
Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $3,790,000, $3,274,000 and $3,172,000 for the years ended December 31, 2015, 2014 and 2013, respectively.  If a financing obligation is extinguished early, any unamortized deferred financing costs are written off and included in gains (losses) from early extinguishment of debt.  Included in Loss from early extinguishment of debt of $582,000 and $156,000 for the years ended December 31, 2014 and 2013 were unamortized costs which were written off amounting to $12,000 and $156,000, respectively.

Deferred
Leasing Costs
Costs incurred in connection with commercial leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.  Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Corporation are compensated for providing leasing services to the Properties.  The portion of such compensation related to commercial leases, which is capitalized and amortized, approximated $3,521,000, $3,840,000 and $4,223,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Goodwill
Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. Goodwill is allocated to various reporting units, as applicable.  Each of the Company’s segments consists of a reporting unit.  Goodwill is not amortized. Management performs an annual impairment test for goodwill during the fourth quarter and between annual tests, management evaluates the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying value of goodwill may not be fully recoverable.  In its impairment tests of goodwill, management first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.  If based on this assessment, management determines that the fair value of the reporting unit is not less than its carrying value, then performing the additional two-step impairment test is unnecessary. If the carrying value of goodwill exceeds its fair value, an impairment charge is recognized.  The Company determined that its goodwill was not impaired at December 31, 2015 after management performed its impairment tests.

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

As of December 31, 2015, the estimated net basis of the rental property for federal income tax purposes was lower than the net assets as reported in the Company’s financial statements by approximately $15,939,000.  The Company’s taxable income for the year ended December 31, 2015 was estimated to be approximately $63,285,000 and for the years ended December 31, 2014 and 2013 was approximately $73,546,000 and $114,522,000, respectively.  The differences between book income and taxable income primarily result from differences in depreciation expenses, the recording of rental income, differences in the deductibility of certain expenses for tax purposes, differences in revenue recognition and the rules for tax purposes of a property exchange.

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

As of December 31, 2015, the Company had a deferred tax asset related to its TRS activity with a balance of approximately $22.4 million which has been fully reserved for through a valuation allowance.  If the Corporation fails to qualify as a REIT in any taxable year, the Corporation will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.  The Corporation is subject to certain state and local taxes.

Pursuant to the amended provisions related to uncertain tax provisions of ASC 740, Income Taxes, the Company recognized no material adjustments regarding its tax accounting treatment.  The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense, which is included in general and administrative expense.

In the normal course of business, the Company or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable.  As of December 31, 2015, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are generally from the year 2011 forward.

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

Distributions
Payable
The distributions payable at December 31, 2015 represents distributions payable to common unitholders (100,100,852 units) for all such holders of record as of January 6, 2016 with respect to the fourth quarter 2015. The fourth quarter 2015 common unit distributions of $0.15 per common unit were approved by the Corporation’s Board of Directors on December 8, 2015 and paid on January 15, 2016.

The distributions payable at December 31, 2014 represents distributions payable to common unitholders (99,950,528 units), for all such holders of record as of January 6, 2015 with respect to the fourth quarter 2014.  The fourth quarter 2014 common unit distributions of $0.15 per common unit were approved by the Corporation’s Board of Directors on December 9, 2014 and paid on January 14, 2015.

The Company has determined that the $0.60 distributions per common unit paid during the year ended December 31, 2015 represented approximately 90 percent ordinary income and approximately 10 percent capital gain to its unitholders; the $0.90 distributions per common unit paid during the year ended December 31, 2014 represented approximately 77 percent ordinary income and approximately 23 percent return of capital to its unitholders; and the $1.50 distributions per common unit paid during the year ended December 31, 2013 represented approximately 53 percent ordinary income, approximately 33 percent return of capital and approximately 14 percent capital gain to its unitholders.

Costs Incurred
For Stock
Issuances	Costs incurred in connection with the Corporation’s stock issuances are reflected as a reduction of General Partner’s capital.

Stock
Compensation
The Company accounts for stock compensation in accordance with the provisions of ASC 718, Compensation-Stock Compensation. These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”), restricted stock units (“RSUs”), performance share units (“PSUs”), total stockholder return based performance shares (“TSR”) and stock options at the grant date be amortized ratably into expense over the appropriate vesting period.  The Company recorded stock compensation expense of $2,219,000, $8,139,000 and $2,387,000 for the years ended December 31, 2015, 2014 and 2013, respectively.  The amount for 2014 included $5,824,000 related to the departure of certain executive officers.

Other
Comprehensive
Income
Other comprehensive income (loss), if any, includes items that are recorded in equity, such as unrealized holding gains or losses on marketable securities available for sale.  There was no difference in other comprehensive income to net income for the years ended December 31, 2015, 2014 and 2013, and no accumulated other comprehensive income as of December 31, 2015 and 2014.

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

In June 2014, the FASB issued ASU 2014-12 Compensation—Stock Compensation (Topic 718) - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”).  The amendments in ASU 2014-12 apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period.  That is, the employee would be eligible to vest in the award regardless of whether the employee is rendering service on the date the performance target is achieved. Current GAAP does not contain explicit guidance on how to account for those share-based payments. ASU 2014-12 is intended to resolve the accounting treatment of such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 with early adoption permitted.  The adoption of ASU 2014-12 is not expected to impact the Company’s consolidated financial statements.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation–Amendments to the Consolidation Analysis (Topic 810) (“ASU 2015-02”).  ASU 2015-02 updates guidance related to accounting for consolidation of certain limited partnerships. ASU 2015-02 does not add or remove any of the five characteristics that determine if an entity is a VIE; however, it changes the manner in which a reporting entity assesses its ability to make decisions about the entity's activities. Additionally, ASU 2015-02 removes three of the six criteria that must be met for a fee arrangement to not be a VIE and modifies how an entity assesses interests held through related parties. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, with early adoption permitted.  The adoption of ASU 2015-02 is not expected to impact the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest–Imputation of Interest-Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30) (“ASU 2015-03”).  ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by this update.  Debt issuance costs related to revolving lines of credit are not within the scope of this new guidance. Additionally, in August 2015 the FASB issued guidance expanding the April 2015 update (ASU 2015-15).  It states that, given the absence of authoritative guidance within the update, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset for revolving lines of credit and subsequently amortizing the deferred debt issuance costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the line of credit.  This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted for financial statements that have not been previously issued.  Full retrospective application is required.  The adoption of ASU 2015-03 will result in debt issuance costs, currently included in Deferred charges, goodwill and other assets, being presented in the balance sheet as a direct deduction from the carrying value of the related debt liabilities.

3.      RECENT TRANSACTIONS

Acquisitions
On January 5, 2016, the Company, which held a 50 percent interest in the property-owning entity, Overlook Ridge Apartment Investors LLC, acquired its remaining interest in a 371-unit multi-family operating property located in Malden, Massachusetts for $39.8 million.

2015
On December 23, 2015, the Company acquired a vacant 147,241 square-foot office property located in the Mack-Cali Business Campus in Parsippany, New Jersey, for approximately $10.3 million, which was funded primarily through borrowings under the Company’s unsecured revolving credit facility.  This property is currently in redevelopment by the Company.

On November 12, 2015, the Company acquired a 196,128 square-foot, 95.6 percent leased office property adjacent to an existing Mack-Cali property located in Edison, New Jersey, for approximately $53.1 million, which was funded primarily through borrowings under the Company’s unsecured revolving credit facility.

The purchase prices were allocated to the net assets acquired during the year ended December 31, 2015, as follows (in thousands):

	Parsippany	Edison
Land	$5,590	$5,542
Buildings and improvements	4,710	40,762
Above market leases (1)	-	2,097
In-place lease values (1)	-	4,699

Net cash paid at acquisition	$10,300	$53,100

(1)      In-place lease values will be amortized over four years or less, and above market leases will be amortized over 10 years or less.

2014
On December 2, 2014, the Company acquired developable land in Conshohocken, Pennsylvania, for approximately $15.3 million, which was funded using available cash.

On August 15, 2014, the Company acquired the equity interests of its joint venture partner in Overlook Ridge, L.L.C, Overlook Ridge JV, L.L.C. and Overlook Ridge JV 2C/3B, L.L.C. for $16.6 million, which was funded primarily through borrowing under the Company’s unsecured revolving credit facility.  As a result, the Company increased its ownership to 100 percent of the developable land and now consolidates these entities, which were previously accounted for through unconsolidated joint ventures, (collectively, the “Consolidated Land”); and acquired an additional 25 percent, for a total of 50 percent of its subordinated, unconsolidated interests in two operating multi-family properties owned by those entities.  See Note 4: Investments in Unconsolidated Joint Ventures.  In conjunction with the Company’s acquisition of the Consolidated Land, the Company assumed loans with a total principal balance of $23.0 million, which bore interest in the range of LIBOR plus 2.50 to 3.50 percent.  See Note 10: Mortgages, Loans Payable and Other Obligations.

On April 10, 2014, the Company acquired Andover Place, a 220-unit multi-family rental property located in Andover, Massachusetts, for approximately $37.7 million, which was funded primarily through borrowing under the Company’s unsecured revolving credit facility.

The purchase price was allocated to the net assets acquired, as follows during the year ended December 31, 2014 (in thousands):

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

Dispositions
2015
The Company disposed of the following office properties during the year ended December 31, 2015 (dollars in thousands):

				Rentable	Net		Net
Disposition			# of	Square	Sales		Book	Realized
Date	Property/Address	Location	Bldgs.	Feet	Proceeds		Value	Gain
01/15/15	1451 Metropolitan Drive	West Deptford, New Jersey	1	21,600	$1,072		$929	$143
05/27/15	10 Independence Blvd	Warren, New Jersey	1	120,528	18,351	(a)	15,114	3,237
06/11/15	4 Sylvan Way	Parsippany, New Jersey	1	105,135	15,961	(a)	9,522	6,439
06/26/15	14 Sylvan Way	Parsippany, New Jersey	1	203,506	79,977		55,253	24,724
07/21/15	210 Clay Ave	Lyndhurst, New Jersey	1	121,203	14,766	(a)	5,202	9,564
08/24/15	5 Becker Farm Rd	Roseland, New Jersey	1	118,343	18,129	(a)	8,975	9,154

Totals			6	690,315	$148,256		$94,995	$53,261

(a)     The Company transferred the deeds for these properties to the lender in satisfaction of its mortgage loan obligations totaling $59.7 million. The Company recorded an impairment charge of $25.2 million during the year ended December 31, 2013 as it estimated that the carrying value of the properties may not be recoverable over their anticipated holding periods.

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

On January 1, 2014, the Company early adopted the new discontinued operations accounting standard and as the properties disposed of during the year ended December 31, 2015 and 2014 did not represent a strategic shift (as the Company is not entirely exiting markets or property types), they have not been reflected as part of discontinued operations.

The following table summarizes income (loss) from the properties disposed of during the years ended December 31, 2015 and 2014, for the years ended December 31, 2015, 2014 and 2013: (dollars in thousands)

	Years Ended December 31,
	2015	2014	2013
Total revenues	$9,137	$53,975	$79,379
Operating and other expenses	(5,532)	(24,311)	(34,835)
Depreciation and amortization	(11,700)	(9,955)	(20,927)
Interest expense	(7,008)	(10,369)	(9,784)

Income (loss) from properties disposed of	$(15,103)	$9,340	$13,833

Impairments	-	-	(79,378)
Realized gains on dispositions	53,261	54,848	-

Total income (loss) from properties disposed of	$38,158	$64,188	$(65,545)

2015

Impairments on Properties Held and Used
In September 2015, the Company announced a three-year strategic initiative to transform the Company into a more concentrated owner of New Jersey Hudson River waterfront and transit-oriented office properties and a regional owner of luxury multi-family residential properties.  In connection with the transformation of the Company’s portfolio, management began developing a disposition plan in September 2015, which will be an ongoing assessment process.  Through this plan, the Company, in the coming years, expects to dispose of primarily office properties considered non-core to its ongoing operations.  As a result, at September 30, 2015, the Company evaluated the recoverability of the carrying values of these non-core properties, and determined that due to the shortening of the expected periods of ownership, it was necessary to reduce the carrying values of 22 rental properties to their estimated fair values.  Accordingly, the Company recorded an impairment charge of $158.6 million at September 30, 2015 reducing the aggregate carrying values of these properties from $554.3 million to their estimated fair values of $395.7 million.  At December 31, 2015, as a result of its periodic evaluation of the recoverability of the carrying values resulting from its ongoing assessment of non-core properties, the Company recorded an additional impairment charge of $33.7 million.

Four of the Company’s office properties are collateral for a mortgage loan that matured on August 11, 2014, with a principal balance of $63.3 million as of December 31, 2015.  The loan was not repaid at maturity and the Company is in discussions with the lender regarding potential options in satisfaction of the obligation (see Note 10: Mortgages, Loans Payable and Other Obligations).   As of September 30, 2015, the Company estimated that the carrying value of three of these properties, aggregating 479,877 square feet and located in Roseland and Parsippany, New Jersey, may not be recoverable over their anticipated holding periods.  In order to reduce the carrying values of the properties to their estimated fair values, the Company recorded impairment charges of $5.6 million at September 30, 2015, which resulted from the current decline in leasing activity and market rents of the properties identified.   The Company had previously recorded impairment charges on these properties at September 30, 2013 of $12.5 million.

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

4.      INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

As of December 31, 2015, the Company had an aggregate investment of approximately $303.5 million in its equity method joint ventures.  The Company formed these ventures with unaffiliated third parties, or acquired interests in them, to develop or manage primarily office and multi-family rental properties, or to acquire land in anticipation of possible development of office and multi-family rental properties.  As of December 31, 2015, the unconsolidated joint ventures owned: 36 office properties aggregating approximately 5.6 million square feet, 13 multi-family properties totaling 4,343 apartments, two retail properties aggregating approximately 81,700 square feet, a 350-room hotel, development projects for up to approximately 1,074 apartments; and interests and/or rights to developable land parcels able to accommodate up to 2,910 apartments and 1.4 million square feet of office space.  The Company’s unconsolidated interests range from 7.5 percent to 85 percent subject to specified priority allocations in certain of the joint ventures.

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

The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures.  As of December 31, 2015, such debt had a total facility amount of $547.6 million of which the Company agreed to guarantee up to $74.7 million.  As of December 31, 2015, the outstanding balance of such debt totaled $309.9 million of which $53.1 million was guaranteed by the Company.  The Company also posted a $3.6 million letter of credit in support of the South Pier at Harborside joint venture, half of which is indemnified by Hyatt Corporation, the Company’s joint venture partner.  The Company performed management, leasing, development and other services for the properties owned by the unconsolidated joint ventures and recognized $5.5 million and $6.2 million for such services in the years ended December 31, 2015 and 2014, respectively.  The Company had $0.8 million and $1.0 million in accounts receivable due from its unconsolidated joint ventures as of December 31, 2015 and 2014.

Included in the Company’s investments in unconsolidated joint ventures as of December 31, 2015 are five unconsolidated development joint ventures, which are VIEs for which the Company is not the primary beneficiary. These joint ventures are primarily established to develop real estate property for long-term investment and were deemed VIEs primarily based on the fact that the equity investment at risk was not sufficient to permit the entities to finance their activities without additional financial support.  The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was not the primary beneficiary of these VIEs based on the fact that the Company has shared control of these entities along with the entity’s partners and therefore does not have controlling financial interests in these VIEs.  The Company’s aggregate investment in these VIEs was approximately $173.4 million as of December 31, 2015.  The Company’s maximum exposure to loss as a result of its involvement with these VIEs is estimated to be approximately $207.1 million, which includes the Company’s current investment and estimated future funding commitments/guarantees of approximately $33.7 million.  The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.  In general, future costs of development not financed through third parties will be funded with capital contributions from the Company and its outside partners in accordance with their respective ownership percentages.

The following is a summary of the Company's unconsolidated joint ventures as of December 31, 2015 and 2014: (dollars in thousands)

						Property Debt
	Number of		Company's	Carrying Value		As of December 31, 2015
	Apartment Units		Effective	December 31,	December 31,		Maturity	Interest
Entity / Property Name	or Square Feet (sf)		Ownership % (a)	2015	2014	Balance	Date	Rate
Multi-family
Marbella RoseGarden, L.L.C./ Marbella (b)	412	units	24.27%	$15,569	$15,779	$95,000	05/01/18	4.99%
RoseGarden Monaco Holdings, L.L.C./ Monaco (b)	523	units	15.00%	937	2,161	165,000	02/01/21	4.19%
Rosewood Lafayette Holdings, L.L.C./ Highlands at Morristown Station (c)	217	units	25.00%	-	62	-	-	-
PruRose Port Imperial South 15, LLC /RiversEdge at Port Imperial (b)	236	units	50.00%	-	-	57,500	09/01/20	4.32%
Rosewood Morristown, L.L.C. / Metropolitan at 40 Park (d) (e)	130	units	12.50%	5,723	6,029	45,982	(f)	(f)
Overlook Ridge JV 2C/3B, L.L.C./The Chase at Overlook Ridge (b)	371	units	50.00%	2,039	2,524	52,662	01/26/16	L+2.50%	(g)
PruRose Riverwalk G, L.L.C./ RiverTrace at Port Imperial (b)	316	units	25.00%	-	955	79,393	07/15/21	6.00%	(h)
Elmajo Urban Renewal Associates, LLC / Lincoln Harbor (Bldg A&C) (b)	355	units	7.50%	-	-	128,100	03/01/30	4.00%	(i)
Crystal House Apartments Investors LLC / Crystal House (j)	798	units	25.00%	28,114	27,051	165,000	04/01/20	3.17%
Portside Master Company, L.L.C./ Portside at Pier One - Bldg 7 (b)	176	units	38.25%	-	1,747	42,500	12/04/17	L+2.50%	(k)
PruRose Port Imperial South 13, LLC / RiverParc at Port Imperial (b)	280	units	20.00%	-	1,087	70,386	06/27/16	L+2.15%	(l)
Roseland/Port Imperial Partners, L.P./ Riverwalk C (b) (m)	363	units	20.00%	1,678	1,800	-	-	-
RoseGarden Marbella South, L.L.C./ Marbella II	311	units	24.27%	16,728	11,282	68,046	03/30/17	L+2.25%	(n)
Estuary Urban Renewal Unit B, LLC / Lincoln Harbor (Bldg B) (b)	227	units	7.50%	-	-	81,900	03/01/30	4.00%	(o)
Riverpark at Harrison I, L.L.C./ Riverpark at Harrison (c)	141	units	45.00%	2,544	4,744	30,000	08/01/25	3.70%	(p)
Capitol Place Mezz LLC / Station Townhouses	378	units	50.00%	46,267	49,327	100,700	07/01/33	4.82%	(q)
Harborside Unit A Urban Renewal, L.L.C. / URL Harborside	763	units	85.00%	96,799	34,954	63,871	08/01/29	5.197%	(r)
RoseGarden Monaco, L.L.C./ San Remo Land	250	potential units	41.67%	1,339	1,283	-	-	-
Grand Jersey Waterfront URA, L.L.C./ Liberty Landing	850	potential units	50.00%	337	337	-	-	-

Office
Red Bank Corporate Plaza, L.L.C./ Red Bank	92,878	sf	50.00%	4,140	3,963	15,124	05/17/16	L+3.00%	(s)
12 Vreeland Associates, L.L.C./ 12 Vreeland Road	139,750	sf	50.00%	5,890	5,620	12,543	07/01/23	2.87%
BNES Associates III / Offices at Crystal Lake	106,345	sf	31.25%	2,295	1,993	6,133	11/01/23	4.76%
Hillsborough 206 Holdings, L.L.C./ Hillsborough 206	160,000	sf	50.00%	1,962	1,962	-	-	-
KPG-P 100 IMW JV, LLC / 100 Independence Mall West	339,615	sf	33.33%	-	-	61,500	09/09/16	L+7.00%	(t)
Keystone-Penn (c)	1,842,820	sf	(u)	-	-	227,111	(v)	(v)
Keystone-TriState	1,266,384	sf	(w)	3,958	6,140	208,476	(x)	(x)
KPG-MCG Curtis JV, L.L.C./ Curtis Center (y)	885,000	sf	50.00%	59,858	59,911	(z)	(z)	(z)

Other
Plaza VIII & IX Associates, L.L.C./ Vacant land (parking operations)	1,225,000	sf	50.00%	4,055	4,022	-	-	-
Roseland/North Retail, L.L.C./ Riverwalk at Port Imperial (b)	30,745	sf	20.00%	1,758	1,828	-	-	-
South Pier at Harborside / Hyatt Regency Jersey City on the Hudson	350	rooms	50.00%	(aa)	(aa)	63,741	(ab)	(ab)
Stamford SM LLC / Senior Mezzanine Loan (ac)	n/a	n/a	80.00%	-	-	-	-	-
Other (ad)				1,467	907	-	-	-
Totals:				$303,457	$247,468	$1,840,668

(a)	Company's effective ownership % represents the Company's entitlement to residual distributions after payments of priority returns, where applicable.
(b)
The Company's ownership interests in this venture are subordinate to its partner's preferred capital balance and the Company is not expected to meaningfully participate in the venture's cash flows in the near term.

(c)	See discussion in Recent Transactions following in this footnote.
(d)
Through the joint venture, the Company also owns a 12.5 percent interest in a 50,973 square feet retail building ("Shops at 40 Park") and a 25 percent interest in a to-be-built 59-unit, five story multi-family rental development property ("Lofts at 40 Park").

(e)
The Company's ownership interests in this venture are subordinate to its partner's preferred capital balance and the payment of the outstanding balance remaining on a note ($975 as of December 31, 2015), and is not expected to meaningfully participate in the venture's cash flows in the near term.

(f)
Property debt balance consists of: (i) a loan, collateralized by the Metropolitan at 40 Park, with a balance of $38,410, bears interest at 3.25 percent, matures in September 2020; (ii) an amortizable loan, collateralized by the Shops at 40 Park, with a balance of $6,455, bears interest at 3.63 percent, matures in August 2018; and (iii) a loan, collateralized by the Lofts at 40 Park, with a balance of $1,117, bears interest at LIBOR plus 250 basis points and matures in September 2016.  The Shops at 40 Park mortgage loan also provides for additional borrowing proceeds of $1 million based on certain preferred thresholds being achieved.

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

(t)	The mortgage loan has two one-year extension options, subject to certain conditions.
(u)
The Company’s equity interests in the joint ventures will be subordinated to Keystone Entities receiving a 15 percent internal rate of return (“IRR”) after which the Company will receive a 10 percent IRR on its subordinate equity and then all profit will be split equally.  See discussion in Recent Transactions following in this footnote.

(v)
Principal balance of $127,600 bears interest at 5.114 percent and matures on August 27, 2023; principal balance of $45,500 bears interest at 5.01 percent and matures on September 6, 2025; principal balance of $32,336 bears interest at rates ranging from LIBOR+5.0 percent to LIBOR+5.75 percent and matures on August 27, 2016; principal balance of $11,250 bears interest at LIBOR+5.5 percent and matures on January 9, 2019; principal balance of $10,425 bears interest at LIBOR+6.0 percent matures on August 31, 2016.

(w)
Includes the Company’s pari-passu interests of $4.0 million in five properties and Company’s subordinated equity interests to Keystone Entities receiving a 15 percent internal rate of return (“IRR”) after which the Company will receive a 10 percent IRR on its subordinate equity and then all profit will be split equally.

(x)
Principal balance of $42,107 bears interest at 4.95 percent and matures on July 1, 2017; principal balance of $73,670 bears interest at rates ranging from 5.65 percent to 6.75 percent and matures on September 9, 2017; principal balance of $14,250 bears interest at 4.88 percent and matures on July 6, 2024; principal balance of $63,400 bears interest at 4.93 percent and matures on July 6, 2044; principal balance of $15,050 bears interest at 4.71 percent and matures on August 6, 2044.

(y)	Includes undivided interests in the same manner as investments in noncontrolling partnership, pursuant to ASC 970-323-25-12.
(z)	See Note 10: Mortgages, Loans Payable and Other Obligations for debt secured by interests in these assets.
(aa)	The negative carrying value for this venture of $3,317 and $1,854 as of December 31, 2015 and 2014, respectively, were included in accounts payable, accrued expenses and other liabilities.
(ab)
Balance includes: (i) mortgage loan, collateralized by the hotel property, with a balance of $60,147, bears interest at 6.15 percent and matures in November 2016, and (ii) loan with a balance of $3,594, bears interest at fixed rates ranging from 6.09 percent to 6.62 percent and matures in August 1, 2020.  The Company posted a $3.6 million letter of credit in support of this loan, half of which is indemnified by the partner.

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

The following is a summary of the Company’s equity in earnings (loss) of unconsolidated joint ventures for the years ended December 31, 2015 and 2014: (dollars in thousands)

	Year Ended December 31,
Entity / Property Name	2015	2014	2013
Multi-family
Marbella RoseGarden, L.L.C./ Marbella	$231	$(19)	$(540)
RoseGarden Monaco Holdings, L.L.C./ Monaco	(1,224)	(1,040)	(1,560)
Rosewood Lafayette Holdings, L.L.C./ Highlands at Morristown Station	(62)	(853)	(1,131)
PruRose Port Imperial South 15, LLC /RiversEdge at Port Imperial	-	-	(606)
Rosewood Morristown, L.L.C. / Metropolitan at 40 Park	(364)	(345)	(509)
Overlook Ridge JV 2C/3B, L.L.C./The Chase at Overlook Ridge	(371)	(384)	293
PruRose Riverwalk G, L.L.C./ RiverTrace at Port Imperial	(955)	(2,139)	(985)
Elmajo Urban Renewal Associates, LLC / Lincoln Harbor (Bldg A&C)	-	(203)	(345)
Crystal House Apartments Investors LLC / Crystal House	(123)	(139)	(2,639)
Portside Master Company, L.L.C./ Portside at Pier One - Bldg 7	(1,736)	(1,163)	(421)
PruRose Port Imperial South 13, LLC / RiverParc at Port Imperial	(988)	(863)	(664)
Roseland/Port Imperial Partners, L.P./ Riverwalk C	(474)	(646)	(740)
RoseGarden Marbella South, L.L.C./ Marbella II	-	-	(57)
Estuary Urban Renewal Unit B, LLC / Lincoln Harbor (Bldg B)	1	(15)	(157)
Riverpark at Harrison I, L.L.C./ Riverpark at Harrison	(363)	(150)	-
Capitol Place Mezz LLC / Station Townhouses	(3,687)	(75)	-
Harborside Unit A Urban Renewal, L.L.C. / URL Harborside	-	(218)	-
RoseGarden Monaco, L.L.C./ San Remo Land	-	-	-
Grand Jersey Waterfront URA, L.L.C./ Liberty Landing	(32)	(54)	(77)
Office
Red Bank Corporate Plaza, L.L.C./ Red Bank	392	380	372
12 Vreeland Associates, L.L.C./ 12 Vreeland Road	270	106	74
BNES Associates III / Offices at Crystal Lake	115	240	(14)
Hillsborough 206 Holdings, L.L.C./ Hillsborough 206	(5)	(10)	(35)
KPG-P 100 IMW JV, LLC / 100 Independence Mall West	(800)	(1,887)	(913)
Keystone-Penn	3,812	-	-
Keystone-TriState	(2,182)	(318)	-
KPG-MCG Curtis JV, L.L.C./ Curtis Center	475	624	-
Other
Plaza VIII & IX Associates, L.L.C./ Vacant land (parking operations)	344	320	99
Roseland/North Retail, L.L.C./ Riverwalk at Port Imperial	(70)	(102)	(230)
South Pier at Harborside / Hyatt Regency Jersey City on the Hudson	3,036	2,602	2,519
Stamford SM LLC / Senior Mezzanine Loan	-	2,337	3,719
Other	1,588	1,591	2,220
Company's equity in earnings (loss) of unconsolidated joint ventures	$(3,172)	$(2,423)	$(2,327)

The following is a summary of the combined financial position of the unconsolidated joint ventures in which the Company had investment interests as of December 31, 2015 and 2014: (dollars in thousands)

	December 31,	December 31,
	2015	2014
Assets:
Rental property, net	$1,781,621	$1,534,812
Other assets	307,000	398,222
Total assets	$2,088,621	$1,933,034
Liabilities and partners'/
members' capital:
Mortgages and loans payable	$1,298,293	$1,060,020
Other liabilities	215,951	211,340
Partners'/members' capital	574,377	661,674
Total liabilities and
partners'/members' capital	$2,088,621	$1,933,034

The following is a summary of the combined results from operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the years ended December 31, 2015, 2014 and 2013: (dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Total revenues	$318,980	$305,034	$255,510
Operating and other expenses	(220,982)	(233,320)	(217,739)
Depreciation and amortization	(71,711)	(42,985)	(32,889)
Interest expense	(52,972)	(32,862)	(16,709)
Net loss	$(26,685)	$(4,133)	$(11,827)

Recent Transactions

KEYSTONE-PENN
On August 28, 2015, Rosetree KPG III, L.L.C., which owns a 236,417 square-foot two-building office property located in Media, Pennsylvania refinanced its $31.8 million loan and obtained a new $45.5 million mortgage loan. The Company received a distribution of $3.7 million as its share of the loan proceeds recognized as equity in earnings during the year ended December 31, 2015 (as a result of having no carrying value of its investment in the unconsolidated joint venture).

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

5.      DEFERRED CHARGES, GOODWILL AND OTHER ASSETS, NET

	December 31,
(dollars in thousands)	2015	2014
Deferred leasing costs	$239,690	$239,138
Deferred financing costs	23,723	24,042
	263,413	263,180
Accumulated amortization	(126,816)	(122,358)
Deferred charges, net	136,597	140,822
Notes receivable (1)	13,496	21,491
In-place lease values, related intangibles and other assets, net (2)(3)	10,931	6,565
Goodwill	2,945	2,945
Prepaid expenses and other assets, net (4)	49,408	32,827

Total deferred charges, goodwill and other assets, net	$213,377	$204,650

(1)
Includes as of December 31, 2015: a mortgage receivable for $10.4 million which bears interest at LIBOR plus six percent and matures in August 2016; and an interest-free note receivable with a net present value of $3.1 million and matures in April 2023.  The Company believes these balances are fully collectible.

(2)
In accordance with ASC 805, Business Combinations, the Company recognizes rental revenue of acquired above and below market lease intangibles over the terms of the respective leases.  The impact of amortizating the acquired above and below-market lease intangibles increased revenue by approximately $0.2 million, $0.7 million and $1.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.  The following table summarizes, as of December 31, 2015, the scheduled amortization of the Company’s acquired above and below-market lease intangibles for each of the five succeeding years (dollars in thousands).

	Acquired Above-	Acquired Below-
	Market Lease	Market Lease	Total
Year	Intangibles	Intangibles	Amortization
2016	$(776)	$345	$(431)
2017	(708)	339	(369)
2018	(645)	289	(356)
2019	(529)	156	(373)
2020	(341)	21	(320)

(3)
In accordance with ASC 805, Business Combinations, the value of acquired in-place lease intangibles are amortized to expense over the remaining initial terms of the respective leases.  The impact of the amortization of acquired in-place lease values is included in depreciation and amortization expense and amounted to approximately $1.4 million, $6.9 million and $10.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.  The following table summarizes, as of December 31, 2014, the scheduled amortization of the Company’s acquired in-place lease values for each of the five succeeding years (dollars in thousands).

Year
2016	$2,399
2017	2,093
2018	1,175
2019	979
2020	-

(4)      Includes as of December 31, 2015, deposits of $15.1 million for acquisitions and developments.

DERIVATIVE FINANCIAL INSTRUMENTS
The Company does not have any derivative instruments designated as cash flow hedges.  The following table summarizes the notional and fair value of the Company’s derivative financial instruments, designated as fair value hedges, as of December 31, 2015 and 2014 (dollars in thousands):

						Fair Value
	Notional		Strike	Effective	Expiration	December 31,
	Value	(a)	Rate	Date	Date	2015	2014
LIBOR Cap	$51,000		1.5%	September 2014	October 2015	$-	$1
LIBOR Cap	24,000		1.5%	September 2014	October 2015	-	1
LIBOR Cap	51,000		1.75%	October 2015	October 2016	1	64
LIBOR Cap	24,000		1.75%	October 2015	October 2016	1	29
						$2	$95

(a)	The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

The Company includes these derivative financial instruments, which were recorded in the  year ended December 31, 2014, in deferred charges, goodwill and other assets, net.  As changes in the fair value of these derivative financial instruments are recorded in earnings, the Company recorded a loss on the change in fair value of $93,000 and $79,000 during the years ended December 31, 2015 and 2014, respectively, which is included in interest and other investment income in the consolidated statements of operations.

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

	December 31,
	2015	2014
Security deposits	$7,785	$7,795
Escrow and other reserve funds	27,558	26,450

Total restricted cash	$35,343	$34,245

7.      DISCONTINUED OPERATIONS

On January 1, 2014, the Company early adopted the new discontinued operations accounting standard and as the properties disposed of during the year ended December 31, 2015 and 2014 did not represent a strategic shift (as the Company is not entirely exiting markets or property types), they have not been reflected as part of discontinued operations.  See Note 3: Recent Transactions – Dispositions.

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

The following table summarizes income from discontinued operations and the related realized gains (losses) and unrealized losses on disposition of rental property and impairments, net, for the year ended December 31, 2013: (dollars in thousands)

Total revenues	$33,601
Operating and other expenses	(13,454)
Depreciation and amortization	(8,218)
Interest expense	(118)

Income from discontinued operations	11,811

Loss from early extinguishment of debt	(703)
Impairments (1)	(23,851)

Realized gains on disposition of rental property	83,371
Realized gains (losses) and unrealized losses on
disposition of rental property and impairments, net	59,520

Total discontinued operations, net	$70,628

(1)      Represents impairment charges recorded on certain properties prior to their sale.

8.      SENIOR UNSECURED NOTES

On January 7, 2016, the Company obtained a new $350 million unsecured term loan, which matures in January 2019 with two one-year extension options.  The interest rate for the new term loan is currently 140 basis points over LIBOR, subject to adjustment on a sliding scale based on the Company's unsecured debt ratings, or at the Company's option, a defined leverage ratio.  The Company entered into interest rate swap arrangements to fix LIBOR for the duration of the term loan. Including costs, the loan provides for a current all-in fixed rate of 3.12 percent. The proceeds from the loan were used primarily to repay outstanding borrowings on its unsecured revolving credit facility and to repay the Company's $200 million, 5.8 percent senior unsecured notes that matured on January 15, 2016.

A summary of the Company’s senior unsecured notes as of December 31, 2015 and 2014 is as follows: (dollars in thousands)

	December 31,		Effective
	2015	2014	Rate (1)
5.800% Senior Unsecured Notes, due January 15, 2016 (2)	$200,010	$200,086	5.806%
2.500% Senior Unsecured Notes, due December 15, 2017	249,446	249,150	2.803%
7.750% Senior Unsecured Notes, due August 15, 2019	249,227	249,013	8.017%
4.500% Senior Unsecured Notes, due April 18, 2022	299,624	299,565	4.612%
3.150% Senior Unsecured Notes, due May 15, 2023	270,537	269,930	3.517%

Total senior unsecured notes	$1,268,844	$1,267,744

(1)	Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount/premium on the notes, as applicable.
(2)	On January 15, 2016, the Company repaid these notes at their maturity using proceeds from a new unsecured term loan and borrowings under the Company’s unsecured revolving credit facility.

The terms of the Company’s senior unsecured notes include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.   The Company was in compliance with its debt covenants under the indenture relating to its senior unsecured notes as of December 31, 2015.

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

The terms of the unsecured facility include certain restrictions and covenants which limit, among other things the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties (to the extent that: (i) such property dispositions cause the Company to default on any of the financial ratios of the facility described below, or (ii) the property dispositions are completed while the Company is under an event of default under the facility, unless, under certain circumstances, such disposition is being carried out to cure such default), and which require compliance with financial ratios relating to the maximum leverage ratio (60 percent), the maximum amount of secured indebtedness (40 percent), the minimum amount of fixed charge coverage (1.5 times), the maximum amount of unsecured indebtedness (60 percent), the minimum amount of unencumbered property interest coverage (2.0 times) and certain investment limitations (generally 15 percent of total capitalization).  If an event of default has occurred and is continuing, the Corporation will not make any excess distributions except to enable the Corporation to continue to qualify as a REIT under the Code.  The Company was in compliance with its debt covenants under its revolving credit facility as of December 31, 2015.

As of December 31, 2015, the Company had outstanding borrowings of $155 million under its unsecured revolving credit facility and had no outstanding borrowings under the facility as of December 31, 2014.

Through July 15, 2013, the Company had a $600 million unsecured revolving credit facility, which had an interest rate on outstanding borrowings of LIBOR plus 125 basis points and a facility fee of 25 basis points.

10.      MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties, land and development projects.  As of December 31, 2015, 23 of the Company’s properties, with a total carrying value of approximately $739 million, and four of the Company’s land and development projects, with  a total carrying value of approximately $215 million, are encumbered by the Company’s mortgages and loans payable.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.  Except as noted below, the Company was in compliance with its debt covenants under its mortgages and loans payable as of December 31, 2015.

A summary of the Company’s mortgages, loans payable and other obligations as of December 31, 2015 and 2014 is as follows: (dollars in thousands)

		Effective		December 31,
Property/Project Name	Lender	Rate (a)		2015	2014		Maturity
Overlook - Site IIID,IIIC, IIIA &
Overlook - Site IIB (b)	Wells Fargo Bank N.A.	-		-	$23,047		-
10 Independence, 4 Sylvan, 210 Clay &
5 Becker (c)	Wells Fargo CMBS	-		-	58,696		-
6 Becker, 85 Livingston,
75 Livingston & 20 Waterview	Wells Fargo CMBS	10.260%		$63,279	65,035		08/11/14	(d)
9200 Edmonston Road	Principal Commercial Funding L.L.C.	9.780%		3,793	3,951		05/01/15	(e)
Port Imperial South	Wells Fargo Bank N.A.	LIBOR+1.75%		34,962	44,119		01/17/16	(f)
4 Becker	Wells Fargo CMBS	9.550%		40,083	39,421		05/11/16
Curtis Center (g)	CCRE & PREFG	LIBOR+5.912%	(h)	64,000	64,000		10/09/16
Various (i)	Prudential Insurance	6.332%		143,513	145,557		01/15/17
150 Main St.	Webster Bank	LIBOR+2.35%		10,937	1,193	(j)	03/30/17
23 Main Street	JPMorgan CMBS	5.587%		28,541	29,210		09/01/18
Harborside Plaza 5	The Northwestern Mutual Life	6.842%		217,736	221,563		11/01/18
	Insurance Co. & New York Life
	Insurance Co.
100 Walnut Avenue	Guardian Life Insurance Co.	7.311%		18,273	18,542		02/01/19
One River Center (k)	Guardian Life Insurance Co.	7.311%		41,859	42,476		02/01/19
Park Square	Wells Fargo Bank N.A.	LIBOR+1.872%	(l)	27,500	27,500		04/10/19
Port Imperial South 4/5 Retail	American General Life & A/G PC	4.559%		4,000	4,000		12/01/21
Port Imperial South 4/5 Garage	American General Life & A/G PC	4.853%		32,600	32,600		12/01/29

Total mortgages, loans payable and other obligations				$731,076	$820,910

(a)
Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs, mark-to-market adjustment of acquired debt and other transaction costs, as applicable.

(b)	On March 27, 2015, the Company repaid these loans, which had interest rates ranging from LIBOR plus 2.50 to 3.50 percent, at par, using borrowings on the Company's unsecured revolving credit facility.
(c)
During the year ended December 31, 2015, the Company transferred the deeds for these properties to the lender in satisfaction of its obligations on the loans with interest rates ranging from 10.260% to 19.450%.  See Note 3: Recent Transactions - Dispositions.

(d)
Mortgage is cross collateralized by the four properties.  The loan was not repaid at maturity and the Company is in discussions with the lender regarding potential options in satisfaction of the obligation.

(e)
Excess cash flow, as defined, is being held by the lender for re-leasing costs.  The deed for the property was placed in escrow and is available to the lender in the event of default or non-payment at maturity.  The mortgage loan was not repaid at maturity on May 1, 2015.  The Company is in discussions with the lender regarding a further extension of the loan.

(f)	The loan was repaid in full at maturity, using borrowings from the Company's revolving credit facility.
(g)
The Company owns a 50 percent tenants-in-common interest in the Curtis Center property.  The Company’s $64.0 million loan consists of its 50 percent interest in a $102 million senior loan with a current rate of 3.491 percent at December 31, 2015 and its 50 percent interest in a $26 million mezzanine loan (with a maximum borrowing capacity of $48 million) with a current rate of 9.831 percent at December 31, 2015.  The senior loan rate is based on a floating rate of one-month LIBOR plus 329 basis points and the mezzanine loan rate is based on a floating rate of one-month LIBOR plus 950 basis points.  The Company has entered into LIBOR caps for the periods of the loans.  The loans provide for three one-year extension options.

(h)	The effective interest rate includes amortization of deferred financing costs of 1.362 percent.
(i)	Mortgage is cross collateralized by seven properties. The Company has agreed, subject to certain conditions, to guarantee repayment of $61.1 million of the loan.
(j)	This construction loan has a maximum borrowing capacity of $28.8 million.
(k)	Mortgage is collateralized by the three properties comprising One River Center.
(l)	The effective interest rate includes amortization of deferred financing costs of 0.122 percent.

SCHEDULED PRINCIPAL PAYMENTS
Scheduled principal payments for the Company’s senior unsecured notes (see Note 8), unsecured revolving credit facility (see Note 9) and mortgages, loans payable and other obligations as of December 31, 2015 are as follows: (dollars in thousands)

	Scheduled	Principal
Period	Amortization	Maturities	Total
2016	$8,125	$406,465	$414,590
2017	7,275	557,088	564,363
2018	7,311	231,536	238,847
2019	723	331,567	332,290
2020	569	-	569
Thereafter	5,759	605,206	610,965
Sub-total	29,762	2,131,862	2,161,624
Adjustment for unamortized debt
discount/premium, net, as of
December 31, 2015	(6,704)	-	(6,704)

Totals/Weighted Average	$23,058	$2,131,862	$2,154,920

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED
Cash paid for interest for the years ended December 31, 2015, 2014 and 2013 was $115,123,000, $119,664,000 and $123,213,000, respectively.  Interest capitalized by the Company for the years ended December 31, 2015, 2014 and 2013 was $16,217,000, $15,470,000, and $12,885,000, respectively (of which these amounts included $5,325,000, $4,646,000 and $1,326,000 for the years ended December 31, 2015, 2014 and 2013, respectively, for interest capitalized on the Company’s investments in unconsolidated joint ventures which were substantially in development).

SUMMARY OF INDEBTEDNESS
As of December 31, 2015, the Company’s total indebtedness of $2,154,920,000 (weighted average interest rate of 5.22 percent) was comprised of $292,399,000 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 2.81 percent) and fixed rate debt and other obligations of $1,862,521,000 (weighted average rate of 5.60 percent).

As of December 31, 2014, the Company’s total indebtedness of $2,088,654,000 (weighted average interest rate of 5.64 percent) was comprised of $159,860,000 of variable rate mortgage debt (weighted average rate of 3.83 percent) and fixed rate debt and other obligations of $1,928,794,000 (weighted average rate of 5.79 percent).

11.	EMPLOYEE BENEFIT 401(k) PLANS AND DEFERRED RETIREMENT COMPENSATION AGREEMENTS

Employees of the Corporation, who meet certain minimum age and service requirements, are eligible to participate in the Mack-Cali Realty Corporation 401(k) Savings/Retirement Plan (the “401(k) Plan”).  Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law.  The amounts contributed by employees are immediately vested and non-forfeitable.  The Corporation may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year.  Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Corporation at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Corporation.  All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year.  The assets of the 401(k) Plan are held in trust and a separate account is established for each participant.  A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Corporation.  Total expense recognized by the Company for the 401(k) Plan for the years ended December 31, 2015, 2014 and 2013 was $970,000, zero and $117,000, respectively.

On September 12, 2012, the Board of Directors of the Corporation approved multi-year deferred retirement compensation agreements for those executive officers in place on such date (the “Deferred Retirement Compensation Agreements”).  Pursuant to the Deferred Retirement Compensation Agreements, the Corporation was to make annual contributions of stock units (“Stock Units”) representing shares of the Corporation’s common stock on January 1 of each year from 2013 through 2017 into a deferred compensation account maintained on behalf of each participating executive.  Vesting of each annual contribution of Stock Units was to occur on December 31 of each year, subject to continued employment.  In connection with the separation from service to the Corporation of certain executive officers effective March 31, 2014, the Company agreed to make cash payments totaling $1.2 million for all vested and unvested Stock Units and future cash contributions pursuant to the Deferred Retirement Compensation Agreements.  In connection with the separation from service to the Corporation of its former president and chief executive officer effective June 30, 2015, the Company agreed to make cash payments of $2.3 million on the separation date for all vested and unvested Stock Units and future cash contributions pursuant to his Deferred Retirement Compensation Agreement.  Total expense recognized by the Company under the Deferred Retirement Compensation Agreements for the years ended December 31, 2015, 2014 and 2013 was zero, $2,957,000 and $595,000, respectively.

12.      DISCLOSURE OF FAIR VALUE OF ASSETS AND LIABILITIES

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the assets and liabilities at December 31, 2015 and 2014.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, receivables, notes receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of December 31, 2015 and 2014.

The fair value of the Company’s long-term debt, consisting of senior unsecured notes, an unsecured revolving credit facility and mortgages, loans payable and other obligations aggregated approximately $2,160,034,000 and $2,133,214,000 as compared to the book value of approximately $2,154,920,000 and $2,088,654,000 as of December 31, 2015 and 2014, respectively.  The fair value of the Company’s long-term debt was categorized as a level 3 basis (as provided by ASC 820, Fair Value Measurements and Disclosures).  The fair value was estimated using a discounted cash flow analysis valuation based on the borrowing rates currently available to the Company for loans with similar terms and maturities.  The fair value of the mortgage debt and the unsecured notes was determined by discounting the future contractual interest and principal payments by a market rate.  Although the Company has determined that the majority of the inputs used to value its derivative financial instruments fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative financial instruments utilize level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. As a result, the Company has determined that its derivative financial instruments valuations in their entirety are classified in level 2 of the fair value hierarchy.

The fair value measurements used in the evaluation of the Company’s rental properties are considered to be Level 3 valuations within the fair value hierarchy, as there are significant unobservable inputs. Examples of inputs that were utilized in the fair value calculations include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, and third party broker information. The valuation techniques and significant unobservable inputs used for the Company’s Level 3 fair value measurements at December 31, 2015 were as follows:

	Fair Value at	Primary
	December 31,	Valuation	Unobservable	Location	Range of
Description	2015	Techniques	Inputs	Type	Rates
Properties held and used on which the Company recognized impairment losses	$404,863,000	Discounted cash flows	Discount rate	Suburban	8% - 15%
				Central Business District	6% - 9.5%

			Exit Capitalization rate	Suburban	7.5% - 9%
				Central Business District	5% - 5.75%

Disclosure about fair value of assets and liabilities is based on pertinent information available to management as of December 31, 2015 and 2014.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2015 and current estimates of fair value may differ significantly from the amounts presented herein.

13.      COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS
Pursuant to agreements with certain municipalities, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties and has tax abatement agreements on other properties, as follows:

The Harborside Plaza 4-A agreement with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years.  The annual PILOT is equal to two percent of Total Project Costs, as defined.  Total Project Costs are $49.5 million.  The PILOT totaled $990,000 for each of the years ended December 31, 2015, 2014 and 2013.

The Harborside Plaza 5 agreement, also with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years.  The annual PILOT is equal to two percent of Total Project Costs, as defined.  Total Project Costs are $170.9 million.  The PILOT totaled $3.4 million for each of the years ended December 31, 2015, 2014 and 2013.

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

The agreement with the City of Rahway for its Park Square multi-family rental property provided that real estate taxes would be partially abated, on a declining scale, for four years through 2015.

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

GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of December 31, 2015, are as follows: (dollars in thousands)

Year	Amount
2016	$387
2017	267
2018	232
2019	235
2020	235
2021 through 2084	15,348

Total	$16,704

Ground lease expense incurred by the Company during each of the years ended December 31, 2015, 2014 and 2013 amounted to $406,000.

ROSELAND CONTINGENT CONSIDERATION
The purchase price for the Roseland transaction in 2012 included the fair value of contingent consideration pursuant to an earn-out (“Earn Out”) agreement of approximately $10 million.  Since the acquisition, the Company recognized charges and benefits related to changes in fair value in the Earn Out liability and, as a result of the achievement of certain of the defined criteria, paid certain amounts such that there was no remaining amount in the Earn Out as of December 31, 2015.  Related to changes in the fair value of the Earn Out liability, the Company recognized a net charge of $219,000 during the year ended December 31, 2015, and recognized benefits of $1.5 million and $2.3 million during the years ended December 31, 2014 and 2013, respectively.  The Earn Out liability was remeasured at fair value until the contingency was resolved, with any changes in fair value representing a charge or benefit directly to earnings (with no adjustment to purchase accounting).  The measures of the Earn Out were based on significant inputs that are not observable in the market, which ASC 820 refers to as level 3 inputs.  In addition to an appropriate discount rate, the key assumption affecting the valuation for the Roseland assets component was the probability of occurrence of the payment events under the relevant provisions (management assumed between 92 and 99 percent for completion/start criteria and 50 percent for the tax credit/grant criteria in its initial valuation).  The valuation of the TRS component included assumptions for the risk-free rate and various other factors (i.e., stock price, dividend levels and volatility) for the Company and the relevant peer group, as defined in the Earn Out agreement.

DEPARTURE OF EXECUTIVE OFFICERS
The Company’s total estimated costs for the departure of the Corporation’s former president and chief executive officer and of the departure of certain of the Corporation’s executive officers of approximately $23.8 million during the year ended December 31, 2014 was included in general and administrative expense (approximately $11.7 million and $11.6 million was included in accounts payable, accrued expenses and other liabilities as of December 31, 2015 and 2014, respectively).  On January 4, 2016, the Company satisfied $11.4 million of the accrued expense balance from December 31, 2015.

CONSTRUCTION PROJECTS
The Company owns a 76.25 percent interest in a consolidated joint venture which is constructing a 108-unit multi-family development rental property located in Eastchester, New York (the “Eastchester Project”).  The project is expected to be ready for occupancy by the second quarter of 2016.  The Eastchester Project is estimated to cost a total of $50 million (of which development costs of $29.6 million have been incurred through December 31, 2015).  The venture has a $28.8 million construction loan (with $10.9 million outstanding as of December 31, 2015).  The Company expects to fund costs of approximately $20.9 million for the development of the project (of which, as of December 31, 2015, the Company has incurred $14.7 million of the development costs and estimates it will need to fund an additional $6.2 million for the completion of the project).

On April 1, 2015, the Company acquired vacant land to accommodate a two-phase development of the CitySquare Project for a purchase price of $3.1 million with an additional $1.25 million to be paid (which is accrued as of December 31, 2015), subject to certain conditions, in accordance with the terms of the purchase and sale agreement.  The purchase price for the acquisition was funded primarily through borrowing under the Company’s unsecured revolving credit facility.  The first phase with 237 units started construction in the third quarter 2015 with anticipated initial deliveries in the second quarter 2017.  The second phase, with 128 units, is projected to begin construction in 2017. On December 10, 2015, the Company obtained a construction loan with a maximum borrowing amount of $41.5 million (with no outstanding balance as of December 31, 2015).  Total development costs are estimated to be approximately $92.5 million (of which $9.1 million was incurred by the Company through December 31, 2015 and estimates it will need to fund an additional $41.9 million for the completion of the project).

On October 6, 2015, the Company entered into a joint venture partnership with XS Port Imperial Hotel, LLC (“XS”) to form XS Hotel Urban Renewal Associates LLC (“XS Hotel URA”) for the development and ownership of a 364-key dual branded hotel property located in Weehawken, New Jersey (“Port Imperial Hotel”).  Concurrently, the Company and XS entered into a separate joint venture partnership to form XS Hotel Associates, L.L.C. (“XS Hotel”) for the management and operations of the completed hotel development.  The Company holds a 90 percent interest and XS holds the remaining 10 percent interest in the consolidated joint ventures, XS Hotel URA and XS Hotel, with the Company having full and complete authority, power, and discretion to manage and control the ventures’ business, affairs, and property.  The construction of the Port Imperial Hotel is estimated to cost a total of $105.9 million, which will be funded by a $94 million construction loan with the balance to be funded with members’ capital.  Upon closing, Mack-Cali’s initial contribution was $27.3 million, which included a capital credit of $23.7 million for its contributed Hotel Condominium Land unit, and XS Hotel’s initial contribution was $3 million.  As of December 31, 2015, the Company incurred development costs of $1.5 million and estimates it will need to fund an additional $3.3 million for the completion of the project.

The Company owns developable land to accommodate a multi-phase development project of approximately 1,034-unit multi-family rental property located in Malden, Massachusetts.  The initial phase commenced construction of 292 units in the third quarter of 2015 (the “Chase II Project”).  The Chase II Project is estimated to cost a total of $74.9 million (of which the Company has incurred $22.1 million through December 31, 2015) and is expected to be ready for occupancy by second quarter 2017.  On December 16, 2015, the Company obtained a construction loan with a maximum borrowing amount of $48 million (with no outstanding balance as of December 21, 2015).  The Company estimates it will need to fund additional costs of $4.8 million for the completion of the Chase II Project.

OTHER
The Company may not dispose of or distribute certain of its properties, currently comprised of seven properties with an aggregate net carrying value of approximately $57.1 million, which were originally contributed by certain unrelated common unitholders, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Corporation’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Corporation or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire in 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Corporation’s Board of Directors; David S. Mack, director of the Corporation; and Earle I. Mack, a former director of the Corporation), the Robert Martin Group (which includes Robert F. Weinberg, a former director of the Corporation and current member of its Advisory Board), and the Cali Group (which includes John R. Cali, a former director of the Corporation and current member of its Advisory Board).  110 of the Company’s properties, with an aggregate net book value of approximately $1.3 billion, have lapsed restrictions and are subject to these conditions.

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

Future minimum rentals to be received under non-cancelable commercial operating leases at December 31, 2015 are as follows (dollars in thousands):

Year	Amount
2016	$463,029
2017	423,654
2018	342,756
2019	280,123
2020	239,079
2021 and thereafter	902,403

Total	$2,651,044

Multi-family rental property residential leases are excluded from the above table as they generally expire within one year.

15.      MACK-CALI REALTY, L.P.’S PARTNERS’ CAPITAL

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

STOCK OPTION PLANS
In May 2013, the Corporation established the 2013 Incentive Stock Plan (the “2013 Plan”) under which a total of 4,600,000 shares have been reserved for issuance.  In May 2004, the Corporation established the 2004 Incentive Stock Plan (the “2004 Plan”) under which a total of 2,500,000 shares had been reserved for issuance.  The 2004 Plan was terminated upon establishment of the 2013 Plan.  No options were granted under the 2004 Plan.  In September 2000, the Corporation established the 2000 Employee Stock Option Plan (“2000 Employee Plan”) and the Amended and Restated 2000 Director Stock Option Plan (“2000 Director Plan” and together with the 2000 Employee Plan, the “2000 Plans”).  In May 2002, shareholders of the Corporation approved amendments to both of the 2000 Plans to increase the total shares reserved for issuance under both of the 2000 Plans from 2,700,000 to 4,350,000 shares of the Corporation’s common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan).  As the 2000 Plans expired in 2010, stock options may no longer be issued under those plans.  Stock options granted under the 2000 Employee Plan became exercisable over a five-year period.  All stock options granted under the 2000 Director Plan became exercisable in one year.  All options were granted at the fair market value at the dates of grant and have terms of 10 years.  As of December 31, 2015 and 2014, the stock options outstanding had a weighted average remaining contractual life of approximately 9.4 years and 4.9 years, respectively.

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

Information regarding the Corporation’s stock option plans is summarized below:

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Exercise	Value
	Under Options	Price	$(000’s)
Outstanding at January 1, 2013	183,870	$29.51	-
Lapsed or Cancelled	(168,870)	28.53
Outstanding at December 31, 2013 ($35.59 – $45.47)	15,000	$40.54	-
Granted	5,000	21.25
Lapsed or Cancelled	(10,000)	38.07
Outstanding at December 31, 2014 ($21.25 - $45.47)	10,000	$33.36	-
Granted	800,000	17.31
Lapsed or Cancelled	(5,000)	45.47
Outstanding at December 31, 2015 ($17.31 – $21.25)	805,000	$17.33	$4,843
Options exercisable at December 31, 2015	-
Available for grant at December 31, 2015	3,416,581

The weighted average fair value of options granted during the year ended December 31, 2015 and 2014 was $3.06 and $1.71 per option, respectively.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes model for Time Vesting Options granted during the year ended December 31, 2015 and for options granted during the year ended December 31, 2014 and the Monte Carlo method for Price Vesting Options granted during the year ended December 31, 2015.  The following weighted average assumptions are included in the Company’s fair value calculations of stock options granted during the year ended December 31, 2015 and 2014:

	2015		2014
	Time Vesting	Price Vesting	Stock
	Options	Options	Options
Expected life (in years)	6.0	5.8	6.0
Risk-free interest rate	2.04%	1.96%	1.50%
Volatility	29.0%	29.0%	20.26%
Dividend yield	3.5%	3.5%	5.65%

There were no stock options exercised under all stock option plans for the years ended December 31, 2015, 2014 and 2013.  The Corporation has a policy of issuing new shares to satisfy stock option exercises.

The Company recognized stock options expense of $432,000, $4,000 and zero for the years ended December 31, 2015, 2014 and 2013, respectively.

RESTRICTED STOCK AWARDS
The Corporation has issued stock awards (“Restricted Stock Awards”) to officers, certain other employees, and non-employee members of the Board of Directors of the Corporation, which allow the holders to each receive a certain amount of shares of the Corporation’s common stock generally over a one to seven-year vesting period, of which 98,669 unvested shares were legally outstanding at December 31, 2015.  Of the Restricted Stock Awards issued to executive officers and certain other employees, 210,000 were contingent upon the Corporation meeting certain performance goals to be set by the Committee each year (“Performance Shares”), with the remaining based on time and service.

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

Information regarding the Restricted Stock Awards grant activity is summarized below:

		Weighted-Average
		Grant – Date
	Shares	Fair Value
Outstanding at January 1, 2013	134,328	$31.65
Granted (a) (b)	168,841	23.99
Vested	(149,463)	29.63
Forfeited	(146)	26.36
Outstanding at December 31, 2013	153,560	$25.20
Granted (c) (d) (e)	376,719	20.04
Vested	(183,214)	22.37
Forfeited	(119)	26.36
Outstanding at December 31, 2014	346,946	$21.09
Granted (f)	41,337	17.51
Vested	(250,132)	21.44
Forfeited	(1,931)	20.31
Outstanding at December 31, 2015	136,220	$19.36

(a)
Included in the 168,841 Restricted Stock Awards granted in 2013 were 106,933 awards granted to the Corporation’s then four executive officers, Mitchell E. Hersh, Barry Lefkowitz, Roger W. Thomas and Anthony Krug.

(b)	Includes 63,933 Performance Shares which were legally granted in 2013 for which the 2013 performance goals were not met, which may be earned if subsequent years’ performance goals are met.
(c)	Included in the 376,719 Restricted Stock Awards granted in 2014 were 8,211 awards granted to the Corporation’s two executive officers, Anthony Krug and Gary Wagner.
(d)
Includes 42,000 Performance Shares which were legally granted in 2013 for which the 2014 performance goals were set by the Committee on March 31, 2014.  Also includes 87,734 shares which were additionally considered granted for accounting purposes to two executive officers in connection with their departure effective March 31, 2014, which vested on April 1, 2014.

(e)
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

(f)	Included in the 41,337 Restricted Stock Awards granted in 2015 were 37,551 awards granted to the Corporation’s two executive officers, Mitchell E. Rudin and Michael J. DeMarco.

As of December 31, 2015, the Company had $2.0 million of total unrecognized compensation cost related to unvested Restricted Stock Awards granted under the Corporation’s stock compensation plans.  That cost is expected to be recognized over a weighted average period of 1.8 years.

PERFORMANCE SHARE UNITS/TSR-BASED AWARDS
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

During the years ended December 31, 2015, 2014 and 2013, 19,702, 20,261 and 22,392 deferred stock units were earned, respectively.  As of December 31, 2015 and 2014, there were 178,039 and 157,730 deferred stock units outstanding, respectively.

LIMITED PARTNERS’ CAPITAL

Common Units
Certain individuals and entities own common units in the Company.  A common unit and a share of Common Stock of the Corporation have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the Company.  Common unitholders (other than the General Partner) have the right to redeem their common units, subject to certain restrictions.  The redemption is required to be satisfied in shares of Common Stock of the General Partner, cash, or a combination thereof, calculated as follows:  one share of the General Partner’s Common Stock, or cash equal to the fair market value of a share of the General Partner’s Common Stock at the time of redemption, for each common unit.  The General Partner, in its sole discretion, determines the form of redemption of common units (i.e., whether a common unitholder receives Common Stock of the General Partner, cash, or any combination thereof).  If the General Partner elects to satisfy the redemption with shares of Common Stock of the General Partner as opposed to cash, the General Partner is obligated to issue shares of its Common Stock to the redeeming unitholder.  Regardless of the rights described above, the common unitholders may not put their units for cash to the Company or the General Partner under any circumstances.

Unit Transactions
As of December 31, 2015, 2014 and 2013, the Company had 10,516,844, 11,083,876, and 11,864,775 common units outstanding, respectively.

EARNINGS PER UNIT
Basic EPU excludes dilution and is computed by dividing net income available to common unitholders by the weighted average number of units outstanding for the period.  Diluted EPU reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following information presents the Company’s results for the years ended December 31, 2015, 2014 and 2013 in accordance with ASC 260, Earnings Per Share: (dollars in thousands, except per unit amounts)

	Year Ended December 31,
Computation of Basic EPU	2015	2014	2013
Income (loss) from continuing operations	$(142,052)	$31,391	$(89,686)
Add: Noncontrolling interest in consolidated joint ventures	1,044	778	2,199
Income (loss) from continuing operations available to common unitholders	(141,008)	32,169	(87,487)
Income from discontinued operations available to common unitholders	-	-	70,628
Net income (loss) available to common unitholders	$(141,008)	$32,169	$(16,859)

Weighted average common units	100,222	99,999	99,785

Basic EPU:
Income (loss) from continuing operations available to common unitholders	$(1.41)	$0.32	$(0.88)
Income from discontinued operations available to common unitholders	-	-	0.71
Net income (loss) available to common unitholders	$(1.41)	$0.32	$(0.17)

	Year Ended December 31,
Computation of Diluted EPU	2015	2014	2013
Income (loss) from continuing operations available to common unitholders	$(141,008)	$32,169	$(87,487)
Income from discontinued operations for diluted earnings per unit	-	-	70,628
Net income (loss) available to common unitholders	$(141,008)	$32,169	$(16,859)

Weighted average common unit	100,222	100,041	99,785

Diluted EPU:
Income (loss) from continuing operations available to common unitholders	$(1.41)	$0.32	$(0.88)
Income from discontinued operations available to common unitholders	-	-	0.71
Net income (loss) available to common unitholders	$(1.41)	$0.32	$(0.17)

The following schedule reconciles the units used in the basic EPU calculation to the units used in the diluted EPU calculation: (in thousands)

	Year Ended December 31,
	2015	2014	2013
Basic EPU units	100,222	99,999	99,785
Add: Restricted Stock Awards	-	42	-
Diluted EPU units	100,222	100,041	99,785

Contingently issuable shares under the PSU awards and Price Vesting Options were excluded from the denominator in 2015 because the criteria had not been met for the period.  Contingently issuable shares under the TSR Performance Shares were excluded from the denominator in 2013 because the criteria had not been met for the period.  Not included in the computations of diluted EPU were 405,000, 10,000 and 15,000 stock options as such securities were anti-dilutive during the years ended December 31, 2015, 2014 and 2013, respectively.  Unvested restricted stock outstanding as of December 31, 2015, 2014 and 2013 were 98,669, 136,946 and 409,294 shares, respectively.

Distributions declared per common unit for the years ended December 31, 2015, 2014 and 2013 was $0.60, $0.75 and $1.35 per unit, respectively.

16.           NONCONTROLLING INTERESTS IN CONSOLIDATED JOINT VENTURES

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

17.      SEGMENT REPORTING

The Company operates in three business segments: (i) commercial and other real estate, (ii) multi-family real estate, and (iii) multi-family services.  The Company provides leasing, property management, acquisition, development, construction and tenant-related services for its commercial and other real estate and multi-family real estate portfolio.  The Company’s multi-family services business also provides similar services for third parties.  The Company no longer considers construction services as a reportable segment as it phased out this line of business in 2014.  The Company had no revenues from foreign countries recorded for the years ended December 31, 2015, 2014 and 2013.  The Company had no long lived assets in foreign locations as of December 31, 2015 and 2014.  The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties in each of its real estate segments (commercial and other, and multi-family) and from its multi-family services segment.

Selected results of operations for the years ended December 31, 2015, 2014 and 2013, and selected asset information as of December 31, 2015 and 2014 regarding the Company’s operating segments are as follows.  Amounts for prior periods have been restated to conform to the current period segment reporting presentation: (dollars in thousands)

	Real Estate
	Commercial		Multi-family		Corporate	Total
	& Other	Multi-family	Services		& Other (d)	Company
Total revenues:
2015	$538,323	$27,787	$33,112	(e)	$(4,339)	$594,883
2014	585,491	24,971	30,533	(f)	(4,196)	636,799
2013	621,352	12,792	25,710	(g)	7,177	667,031

Total operating and
interest expenses (a):
2015	$264,967	$17,642	$37,090	(h)	$105,452	$425,151
2014	295,416	12,235	38,377	(i)	138,733	484,761
2013	285,755	6,482	32,415	(j)	135,963	460,615

Equity in earnings (loss) of
unconsolidated joint ventures:
2015	$5,104	$(9,879)	$1,603		$-	$(3,172)
2014	4,236	(8,790)	2,131		-	(2,423)
2013	6,280	(10,615)	2,008		-	(2,327)

Net operating income (loss) (b):
2015	$278,460	$266	$(2,375)		$(109,791)	$166,560
2014	294,311	3,946	(5,713)		(142,929)	149,615
2013	341,877	(4,305)	(4,697)		(128,786)	204,089

Total assets:
2015	$3,167,408	$838,874	$9,831		$47,377	$4,063,490
2014	3,636,126	492,362	11,158		52,601	4,192,247

Total long-lived assets (c):
2015	$2,886,583	$577,705	$3,670		$(1,531)	$3,466,427
2014	3,344,840	318,524	3,858		3,482	3,670,704

Total investments in
unconsolidated joint ventures:
2015	$76,140	$225,850	$1,467		$-	$303,457
2014	81,649	164,912	907		-	247,468

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
(c)
Long-lived assets are comprised of net investment in rental property, unbilled rents receivable and goodwill.  The Company recorded an impairment charge of $197.9 million on assets included in the commercial and other real estate business segment for the year ended December 31, 2015.  See Note 3: Recent Transactions – Impairments on Properties Held and Used.

(d)
Corporate & Other represents all corporate-level items (including interest and other investment income, interest expense, non-property general and administrative expense, construction services revenue and direct construction costs) as well as intercompany eliminations necessary to reconcile to consolidated Company totals.

(e)	Includes $6.6 million of fees and salary reimbursements earned for this period from the multi-family real estate segment, which are eliminated in consolidation.
(f)	Includes $2.3 million of fees and salary reimbursements earned for this period from the multi-family real estate segment, which are eliminated in consolidation.
(g)	Includes $2.2 million of fees and salary reimbursements earned for this period from the multi-family real estate segment, which are eliminated in consolidation.
(h)	Includes $3.9 million of management fees and salary reimbursement expenses for this period for the multi-family real estate segment, which are eliminated in consolidation.
(i)	Includes $2.9 million of management fees and salary reimbursement expenses for this period for the multi-family real estate segment, which are eliminated in consolidation.
(j)	Includes $1.3 million of management fees and salary reimbursement expenses for this period for the multi-family real estate segment, which are eliminated in consolidation.

The following schedule reconciles net operating income to net income available to common unitholders: (dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Net operating income	$166,560	$149,615	$204,089
Add (deduct):
Depreciation and amortization	(170,402)	(172,490)	(182,766)
Realized gains on disposition of
rental property, net	53,261	54,848	-
Gain on sale of investment in unconsolidated joint venture	6,448	-	-
Loss from early extinguishment of debt	-	(582)	(156)
Impairments	(197,919)	-	(110,853)
Income (loss) from continuing operations	(142,052)	31,391	(89,686)
Discontinued operations
Income from discontinued operations	-	-	11,811
Loss from early extinguishment of debt	-	-	(703)
Realized gains (losses) and unrealized losses on
disposition of rental property and impairments, net	-	-	59,520
Total discontinued operations, net	-	-	70,628
Net income (loss)	(142,052)	31,391	(19,058)
Noncontrolling interest in consolidated joint ventures	1,044	778	2,199
Net income (loss) available to common unitholders	$(141,008)	$32,169	$(16,859)

18.   RELATED PARTY TRANSACTIONS

William L. Mack, Chairman of the Board of Directors of the Corporation, David S. Mack, a director of the Corporation, and Earle I. Mack, a former director of the Corporation, are the executive officers, directors and stockholders of a corporation that leases approximately 7,034 square feet at one of the Company’s office properties, which is scheduled to expire in May 2018, subject to two, three-year renewal options.  The Company has recognized $204,000, $231,000 and $226,000 in revenue under this lease for the years ended December 31, 2015, 2014 and 2013, respectively, and had no accounts receivable from the corporation as of December 31, 2015 and 2014.

Certain executive officers of the Company’s Roseland subsidiary and/or their family members (“RG”) directly or indirectly hold small noncontrolling interests in a certain consolidated joint venture.  Additionally, the Company earned $2,542,000, $2,401,000 and $2,272,000 from entities in which RG has ownership interests for the years ended December 31, 2015, 2014 and 2013, respectively.

19.      CONDENSED QUARTERLY FINANCIAL INFORMATION (unaudited)

The following summarizes the condensed quarterly financial information for the Company: (dollars in thousands)

Quarter Ended 2015	December 31	September 30	June 30	March 31
Total revenues	$146,443	$146,158	$148,567	$153,715
Operating and other expenses	60,846	56,850	60,653	68,255
Real estate service salaries	6,063	6,673	6,208	6,639
General and administrative	12,589	13,670	11,877	11,011
Acquisition-related costs	1,449	-	111	-
Depreciation and amortization	43,136	44,099	42,365	40,802
Impairments (1)	33,743	164,176	-	-
Total expenses	157,826	285,468	121,214	126,707
Operating Income (loss)	(11,383)	(139,310)	27,353	27,008
Interest expense	(24,374)	(24,689)	(26,773)	(27,215)
Interest and other investment income	231	5	291	267
Equity in earnings (loss) of unconsolidated
joint ventures	(449)	3,135	(2,329)	(3,529)
Realized gains (losses) on disposition of rental properties	-	18,718	34,399	144
Gain on sale of investment in unconsolidated joint venture	-	-	6,448	-
Total other (expense) income	(24,592)	(2,831)	12,036	(30,333)
Net income (loss)	(35,975)	(142,141)	39,389	(3,325)
Noncontrolling interest in consolidated joint ventures	462	(281)	373	490
Net income (loss) available to common unitholders	$(35,513)	$(142,422)	$39,762	$(2,835)

Basic earnings per common unit:
Net income (loss) available to common unitholders	$(0.35)	$(1.42)	$0.40	$(0.03)

Diluted earnings per common units:
Net income (loss) available to common unitolders	$(0.35)	$(1.42)	$0.40	$(0.03)

Distributions declared per common unit	$0.15	$0.15	$0.15	$0.15

(1)	Amounts for the year ended December 31, 2015 relate to impairment charges as further described in Note 3: Recent Transactions – Impairments on Properties Held and Used.

Quarter Ended 2014	December 31	September 30	June 30	March 31
Total revenues	$151,414	$155,489	$160,300	$169,596
Operating and other expenses	64,177	64,374	65,788	81,854
Real estate service salaries	5,923	6,933	6,571	6,709
General and administrative	23,775	12,665	11,730	22,881
Acquisition-related costs	175	-	1,943	-
Depreciation and amortization	40,811	41,983	44,711	44,985
Total expenses	134,861	125,955	130,743	156,429
Operating Income	16,553	29,534	29,557	13,167
Interest expense	(27,420)	(27,353)	(28,159)	(29,946)
Interest and other investment income	1,399	908	922	386
Equity in earnings (loss) of unconsolidated
joint ventures	(363)	(1,268)	443	(1,235)
Realized gains (losses) on disposition of rental properties	-	264	54,584	-
Loss from early extinguishment of debt	(582)	-	-	-
Total other (expense) income	(26,966)	(27,449)	27,790	(30,795)
Net income (loss)	(10,413)	2,085	57,347	(17,628)
Noncontrolling interest in consolidated joint ventures	21	145	290	322
Net income (loss) available to common unitholders	$(10,392)	$2,230	$57,637	$(17,306)

Basic earnings per common unit:
Net income (loss) available to common unitholders	$(0.10)	$0.02	$0.58	$(0.17)

Diluted earnings per common unit:
Net income (loss) available to common unitholders	$(0.10)	$0.02	$0.58	$(0.17)

Distributions declared per common unit	$0.15	$0.15	$0.15	$0.30

				MACK-CALI REALTY, L.P.
		REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
				December 31, 2015
				(dollars in thousands)
											SCHEDULE III
								Gross Amount at Which
							Costs	Carried at Close of
					Initial Costs		Capitalized	Period (a)
	Property	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location	Type	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (b)

NEW JERSEY
Bergen County
Fort Lee
One Bridge Plaza	Office	1981	1996	-	2,439	24,462	7,444	2,439	31,906	34,345	14,813
2115 Linwood Avenue	Office	1981	1998	-	474	4,419	7,017	474	11,436	11,910	4,083
Montvale
135 Chestnut Ridge Road	Office	1981	1997	-	2,587	10,350	(4,659)	1,437	6,841	8,278	3,026
Paramus
15 East Midland Avenue	Office	1988	1997	12,438	10,375	41,497	2,490	10,374	43,988	54,362	19,632
140 East Ridgewood Avenue	Office	1981	1997	11,720	7,932	31,463	7,578	7,932	39,041	46,973	17,789
461 From Road	Office	1988	1997	-	13,194	52,778	10,587	13,194	63,365	76,559	24,838
650 From Road	Office	1978	1997	22,484	10,487	41,949	8,189	10,487	50,138	60,625	22,344
61 South Paramus Road (c)	Office	1985	1997	22,005	9,005	36,018	9,162	9,005	45,180	54,185	20,390
Rochelle Park
120 West Passaic Street	Office	1972	1997	-	1,354	5,415	431	1,357	5,843	7,200	2,582
365 West Passaic Street	Office	1976	1997	11,720	4,148	16,592	5,497	4,148	22,089	26,237	9,804
395 West Passaic Street	Office	1979	2006	-	2,550	17,131	1,020	2,550	18,151	20,701	4,324
Upper Saddle River
1 Lake Street	Office	1994	1997	40,184	13,952	55,812	(37,797)	6,268	25,699	31,967	15,132
10 Mountainview Road	Office	1986	1998	-	4,240	20,485	4,743	4,240	25,228	29,468	11,358
Woodcliff Lake
400 Chestnut Ridge Road	Office	1982	1997	-	4,201	16,802	(6,770)	2,312	11,921	14,233	6,579
50 Tice Boulevard	Office	1984	1994	22,962	4,500	-	27,862	4,500	27,862	32,362	19,320
300 Tice Boulevard	Office	1991	1996	-	5,424	29,688	6,385	5,424	36,073	41,497	16,438

Burlington County
Burlington
3 Terri Lane	Office/Flex	1991	1998	-	652	3,433	1,549	658	4,976	5,634	2,285
5 Terri Lane	Office/Flex	1992	1998	-	564	3,792	2,272	569	6,059	6,628	2,856
Moorestown
2 Commerce Drive	Office/Flex	1986	1999	-	723	2,893	544	723	3,437	4,160	1,461
101 Commerce Drive	Office/Flex	1988	1998	-	422	3,528	436	426	3,960	4,386	1,893
102 Commerce Drive	Office/Flex	1987	1999	-	389	1,554	482	389	2,036	2,425	732
201 Commerce Drive	Office/Flex	1986	1998	-	254	1,694	349	258	2,039	2,297	922
202 Commerce Drive	Office/Flex	1988	1999	-	490	1,963	384	490	2,347	2,837	919
1 Executive Drive	Office/Flex	1989	1998	-	226	1,453	772	228	2,223	2,451	979
2 Executive Drive	Office/Flex	1988	2000	-	801	3,206	980	801	4,186	4,987	1,530
101 Executive Drive	Office/Flex	1990	1998	-	241	2,262	701	244	2,960	3,204	1,328
102 Executive Drive	Office/Flex	1990	1998	-	353	3,607	420	357	4,023	4,380	1,812
225 Executive Drive	Office/Flex	1990	1998	-	323	2,477	457	326	2,931	3,257	1,280
97 Foster Road	Office/Flex	1982	1998	-	208	1,382	389	211	1,768	1,979	885
1507 Lancer Drive	Office/Flex	1995	1998	-	119	1,106	209	120	1,314	1,434	612
1245 North Church Street	Office/Flex	1998	2001	-	691	2,810	110	691	2,920	3,611	1,078
1247 North Church Street	Office/Flex	1998	2001	-	805	3,269	175	805	3,444	4,249	1,287

				MACK-CALI REALTY, L.P.
		REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
				December 31, 2015
				(dollars in thousands)
											SCHEDULE III
								Gross Amount at Which
							Costs	Carried at Close of
					Initial Costs		Capitalized	Period (a)
		Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location		Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (b)

1256 North Church Street	Office/Flex	1984	1998	-	354	3,098	658	357	3,753	4,110	1,678
840 North Lenola Road	Office/Flex	1995	1998	-	329	2,366	499	333	2,861	3,194	1,286
844 North Lenola Road	Office/Flex	1995	1998	-	239	1,714	298	241	2,010	2,251	957
915 North Lenola Road	Office/Flex	1998	2000	-	508	2,034	215	508	2,249	2,757	985
2 Twosome Drive	Office/Flex	2000	2001	-	701	2,807	225	701	3,032	3,733	1,077
30 Twosome Drive	Office/Flex	1997	1998	-	234	1,954	510	236	2,462	2,698	1,251
31 Twosome Drive	Office/Flex	1998	2001	-	815	3,276	258	815	3,534	4,349	1,303
40 Twosome Drive	Office/Flex	1996	1998	-	297	2,393	160	301	2,549	2,850	1,180
41 Twosome Drive	Office/Flex	1998	2001	-	605	2,459	214	605	2,673	3,278	1,016
50 Twosome Drive	Office/Flex	1997	1998	-	301	2,330	98	304	2,425	2,729	1,133

Essex County
Millburn
150 J.F. Kennedy Parkway	Office	1980	1997	-	12,606	50,425	8,203	12,606	58,628	71,234	25,768
Roseland
4 Becker Farm Road	Office	1983	2009	40,083	5,600	38,285	(9,089)	4,271	30,525	34,796	6,756
6 Becker Farm Road	Office	1983	2009	13,829	2,600	15,548	(7,006)	1,556	9,586	11,142	2,055
101 Eisenhower Parkway	Office	1980	1994	-	228	-	21,850	228	21,850	22,078	14,063
103 Eisenhower Parkway	Office	1985	1994	-	-	-	16,898	2,300	14,598	16,898	9,448
105 Eisenhower Parkway	Office	2001	2001	-	4,430	42,898	5,670	3,835	49,163	52,998	22,616
75 Livingston Avenue	Office	1985	2009	10,599	1,900	6,312	(1,630)	1,281	5,301	6,582	1,206
85 Livingston Avenue	Office	1985	2009	14,862	2,500	14,238	(8,238)	1,234	7,266	8,500	1,622

Hudson County
Jersey City
Harborside Plaza 1	Office	1983	1996	-	3,923	51,013	27,985	3,923	78,998	82,921	39,183
Harborside Plaza 2	Office	1990	1996	-	17,655	101,546	25,245	12,844	131,602	144,446	58,486
Harborside Plaza 3	Office	1990	1996	-	17,655	101,878	24,911	12,843	131,601	144,444	58,486
Harborside Plaza 4A	Office	2000	2000	-	1,244	56,144	14,601	1,244	70,745	71,989	30,770
Harborside Plaza 5	Office	2002	2002	217,736	6,218	170,682	56,368	5,705	227,563	233,268	86,807
101 Hudson Street	Office	1992	2005	-	45,530	271,376	4,723	45,530	276,099	321,629	76,102
Weehawken
500 Avenue at Port Imperial	Other	2013	2013	36,600	13,099	56,669	(21,005)	13,099	35,664	48,763	2,174

Mercer County
Hamilton Township
3 AAA Drive	Office	1981	2007	-	242	3,218	1,391	242	4,609	4,851	1,321
100 Horizon Center Boulevard	Office/Flex	1989	1995	-	205	1,676	730	325	2,286	2,611	1,029
200 Horizon Drive	Office/Flex	1991	1995	-	205	3,027	715	357	3,590	3,947	1,845
300 Horizon Drive	Office/Flex	1989	1995	-	379	4,355	1,428	531	5,631	6,162	2,641
500 Horizon Drive	Office/Flex	1990	1995	-	379	3,395	901	496	4,179	4,675	2,152
600 Horizon Drive	Office/Flex	2002	2002	-	-	7,549	709	685	7,573	8,258	2,478

				MACK-CALI REALTY, L.P.
		REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
				December 31, 2015
				(dollars in thousands)
											SCHEDULE III
								Gross Amount at Which
							Costs	Carried at Close of
					Initial Costs		Capitalized	Period (a)
		Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location		Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (b)

700 Horizon Drive	Office	2007	2007	-	490	43	16,663	865	16,331	17,196	4,028
2 South Gold Drive	Office	1974	2007	-	476	3,487	846	476	4,333	4,809	967
Princeton
103 Carnegie Center	Office	1984	1996	-	2,566	7,868	3,304	2,566	11,172	13,738	5,460
2 Independence Way	Office	1985	2009	-	1,300	7,246	(4,079)	702	3,765	4,467	166
3 Independence Way	Office	1983	1997	-	1,997	11,391	4,374	1,997	15,765	17,762	7,732
100 Overlook Center	Office	1988	1997	-	2,378	21,754	3,666	2,378	25,420	27,798	11,149
5 Vaughn Drive	Office	1987	1995	-	657	9,800	2,962	657	12,762	13,419	6,823

Middlesex County
East Brunswick
377 Summerhill Road	Office	1977	1997	-	649	2,594	324	649	2,918	3,567	1,349
Edison
333 Thornall Street	Office	1984	2015	-	5,542	40,762	-	5,542	40,762	46,304	247
343 Thornall Street	Office	1991	2006	-	6,027	39,101	3,349	6,027	42,450	48,477	12,243
New Brunswick
Richmond Court	Multi-Family	1997	2013	-	2,992	13,534	1,601	2,992	15,135	18,127	689
Riverwatch Commons	Multi-Family	1995	2013	-	4,169	18,974	729	4,169	19,703	23,872	965
Plainsboro
500 College Road East (c)	Office	1984	1998	-	614	20,626	4,839	614	25,465	26,079	11,312
Woodbridge
581 Main Street	Office	1991	1997	-	3,237	12,949	26,135	8,115	34,206	42,321	16,730

Monmouth County
Freehold
2 Paragon Way	Office	1989	2005	-	999	4,619	(864)	720	4,034	4,754	1,263
3 Paragon Way	Office	1991	2005	-	1,423	6,041	(979)	1,020	5,465	6,485	1,809
4 Paragon Way	Office	2002	2005	-	1,961	8,827	(3,107)	1,404	6,277	7,681	1,585
100 Willow Brook Road	Office	1988	2005	-	1,264	5,573	(1,543)	869	4,425	5,294	1,442
Holmdel
23 Main Street	Office	1977	2005	28,541	4,336	19,544	9,133	4,336	28,677	33,013	12,775
Middletown
One River Center, Building 1	Office	1983	2004	10,721	3,070	17,414	4,065	2,451	22,098	24,549	7,840
One River Center, Building 2	Office	1983	2004	12,026	2,468	15,043	3,894	2,452	18,953	21,405	5,441
One River Center, Building 3	Office	1984	2004	19,112	4,051	24,790	6,171	4,627	30,385	35,012	9,435
Neptune
3600 Route 66	Office	1989	1995	-	1,098	18,146	11,397	1,098	29,543	30,641	11,448
Wall Township
1305 Campus Parkway	Office	1988	1995	-	335	2,560	707	291	3,311	3,602	1,618
1325 Campus Parkway	Office/Flex	1988	1995	-	270	2,928	725	270	3,653	3,923	1,914
1340 Campus Parkway	Office/Flex	1992	1995	-	489	4,621	1,836	489	6,457	6,946	3,434
1345 Campus Parkway	Office/Flex	1995	1997	-	1,023	5,703	1,772	1,024	7,474	8,498	3,841
1350 Campus Parkway	Office	1990	1995	-	454	7,134	1,049	454	8,183	8,637	4,016
1433 Highway 34	Office/Flex	1985	1995	-	889	4,321	1,655	889	5,976	6,865	2,972

				MACK-CALI REALTY, L.P.
		REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
				December 31, 2015
				(dollars in thousands)
											SCHEDULE III
								Gross Amount at Which
							Costs	Carried at Close of
					Initial Costs		Capitalized	Period (a)
		Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location		Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (b)

1320 Wyckoff Avenue	Office/Flex	1986	1995	-	255	1,285	291	216	1,615	1,831	908
1324 Wyckoff Avenue	Office/Flex	1987	1995	-	230	1,439	317	190	1,796	1,986	853

Morris County
Florham Park
325 Columbia Parkway	Office	1987	1994	-	1,564	-	17,770	1,564	17,770	19,334	11,013
Morris Plains
250 Johnson Road	Office	1977	1997	-	2,004	8,016	(3,806)	930	5,284	6,214	4,265
201 Littleton Road	Office	1979	1997	-	2,407	9,627	3,351	2,407	12,978	15,385	5,661
Parsippany
4 Campus Drive	Office	1983	2001	-	5,213	20,984	3,953	5,213	24,937	30,150	8,914
6 Campus Drive	Office	1983	2001	-	4,411	17,796	3,368	4,411	21,164	25,575	8,231
7 Campus Drive	Office	1982	1998	-	1,932	27,788	6,298	1,932	34,086	36,018	15,795
8 Campus Drive	Office	1987	1998	-	1,865	35,456	4,823	1,865	40,279	42,144	17,257
9 Campus Drive	Office	1983	2001	-	3,277	11,796	16,882	5,842	26,113	31,955	10,295
4 Century Drive	Office	1981	2004	-	1,787	9,575	(3,432)	1,086	6,844	7,930	2,188
5 Century Drive	Office	1981	2004	-	1,762	9,341	(3,796)	953	6,354	7,307	2,109
6 Century Drive	Office	1981	2004	-	1,289	6,848	(631)	990	6,516	7,506	1,966
2 Dryden Way	Office	1990	1998	-	778	420	110	778	530	1,308	264
4 Gatehall Drive	Office	1988	2000	-	8,452	33,929	4,055	8,452	37,984	46,436	15,223
2 Hilton Court	Office	1991	1998	-	1,971	32,007	4,434	1,971	36,441	38,412	16,638
1633 Littleton Road	Office	1978	2002	-	2,283	9,550	507	2,355	9,985	12,340	6,117
600 Parsippany Road	Office	1978	1994	-	1,257	5,594	3,102	1,257	8,696	9,953	4,631
1 Sylvan Way	Office	1989	1998	-	1,689	24,699	2,914	1,021	28,281	29,302	13,702
3 Sylvan Way	Office	1988	2015	-	5,590	4,710	-	5,590	4,710	10,300	-
5 Sylvan Way	Office	1989	1998	-	1,160	25,214	2,866	1,161	28,079	29,240	12,067
7 Sylvan Way	Office	1987	1998	-	2,084	26,083	1,185	2,084	27,268	29,352	11,760
20 Waterview Boulevard	Office	1988	2009	23,989	4,500	27,246	(4,222)	3,816	23,708	27,524	4,895
35 Waterview Boulevard	Office	1990	2006	-	5,133	28,059	1,161	5,133	29,220	34,353	8,100
5 Wood Hollow Road	Office	1979	2004	-	5,302	26,488	15,538	5,302	42,026	47,328	15,275

Passaic County
Totowa
1 Center Court	Office/Flex	1999	1999	-	270	1,824	490	270	2,314	2,584	990
2 Center Court	Office/Flex	1998	1998	-	191	-	2,476	191	2,476	2,667	1,089
11 Commerce Way	Office/Flex	1989	1995	-	586	2,986	1,000	586	3,986	4,572	2,086
20 Commerce Way	Office/Flex	1992	1995	-	516	3,108	111	516	3,219	3,735	1,600
29 Commerce Way	Office/Flex	1990	1995	-	586	3,092	961	586	4,053	4,639	1,809
40 Commerce Way	Office/Flex	1987	1995	-	516	3,260	1,509	516	4,769	5,285	2,293
45 Commerce Way	Office/Flex	1992	1995	-	536	3,379	497	536	3,876	4,412	1,940
60 Commerce Way	Office/Flex	1988	1995	-	526	3,257	507	526	3,764	4,290	2,048
80 Commerce Way	Office/Flex	1996	1996	-	227	-	1,348	227	1,348	1,575	638
100 Commerce Way	Office/Flex	1996	1996	-	226	-	1,348	226	1,348	1,574	637
120 Commerce Way	Office/Flex	1994	1995	-	228	-	1,284	229	1,283	1,512	657
140 Commerce Way	Office/Flex	1994	1995	-	229	-	1,282	228	1,283	1,511	657
999 Riverview Drive	Office	1988	1995	-	476	6,024	2,766	1,102	8,164	9,266	4,367

				MACK-CALI REALTY, L.P.
		REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
				December 31, 2015
				(dollars in thousands)
											SCHEDULE III
								Gross Amount at Which
							Costs	Carried at Close of
					Initial Costs		Capitalized	Period (a)
		Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location		Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (b)

Somerset County
Basking Ridge
222 Mt. Airy Road	Office	1986	1996	-	775	3,636	1,848	697	5,562	6,259	2,747
233 Mt. Airy Road	Office	1987	1996	-	1,034	5,033	1,254	915	6,406	7,321	2,677
Bridgewater
440 Route 22 East	Office	1990	2010	-	3,986	13,658	4,940	3,986	18,598	22,584	4,638
721 Route 202/206	Office	1989	1997	-	6,730	26,919	(952)	5,067	27,630	32,697	14,895

Union County
Clark
100 Walnut Avenue	Office	1985	1994	18,273	-	-	17,801	1,822	15,979	17,801	10,958
Cranford
6 Commerce Drive	Office	1973	1994	-	250	-	1,728	250	1,728	1,978	704
11 Commerce Drive	Office	1981	1994	-	470	-	5,490	470	5,490	5,960	4,644
12 Commerce Drive	Office	1967	1997	-	887	3,549	1,543	887	5,092	5,979	2,566
14 Commerce Drive	Office	1971	2003	-	1,283	6,344	1,613	1,283	7,957	9,240	2,477
20 Commerce Drive	Office	1990	1994	-	2,346	-	21,663	2,346	21,663	24,009	11,901
25 Commerce Drive	Office	1971	2002	-	1,520	6,186	864	1,520	7,050	8,570	3,239
65 Jackson Drive	Office	1984	1994	-	541	-	6,377	542	6,376	6,918	4,381
New Providence
890 Mountain Road	Office	1977	1997	-	2,796	11,185	(4,798)	1,719	7,464	9,183	3,212
Rahway
Park Square	Multi-Family	2011	2013	27,500	4,000	40,670	256	4,000	40,926	44,926	2,148

NEW YORK
New York County
New York
125 Broad Street	Office	1970	2007	-	50,191	207,002	(48,039)	33,829	175,325	209,154	37,852

Westchester County
Elmsford
11 Clearbrook Road	Office/Flex	1974	1997	-	149	2,159	602	149	2,761	2,910	1,278
75 Clearbrook Road	Office/Flex	1990	1997	-	2,314	4,716	57	2,314	4,773	7,087	2,259
100 Clearbrook Road	Office	1975	1997	-	220	5,366	1,617	220	6,983	7,203	3,352
125 Clearbrook Road	Office/Flex	2002	2002	-	1,055	3,676	(445)	1,055	3,231	4,286	1,145
150 Clearbrook Road	Office/Flex	1975	1997	-	497	7,030	2,221	497	9,251	9,748	4,104
175 Clearbrook Road	Office/Flex	1973	1997	-	655	7,473	762	655	8,235	8,890	3,863
200 Clearbrook Road	Office/Flex	1974	1997	-	579	6,620	1,888	579	8,508	9,087	3,852
250 Clearbrook Road	Office/Flex	1973	1997	-	867	8,647	2,395	867	11,042	11,909	4,697
50 Executive Boulevard	Office/Flex	1969	1997	-	237	2,617	441	237	3,058	3,295	1,404
77 Executive Boulevard	Office/Flex	1977	1997	-	34	1,104	212	34	1,316	1,350	677
85 Executive Boulevard	Office/Flex	1968	1997	-	155	2,507	516	155	3,023	3,178	1,284
101 Executive Boulevard	Office	1971	1997	-	267	5,838	(3,528)	101	2,476	2,577	2,468
300 Executive Boulevard	Office/Flex	1970	1997	-	460	3,609	306	460	3,915	4,375	1,802

				MACK-CALI REALTY, L.P.
		REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
				December 31, 2015
				(dollars in thousands)
											SCHEDULE III
								Gross Amount at Which
							Costs	Carried at Close of
					Initial Costs		Capitalized	Period (a)
		Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location		Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (b)

350 Executive Boulevard	Office/Flex	1970	1997	-	100	1,793	175	100	1,968	2,068	942
399 Executive Boulevard	Office/Flex	1962	1997	-	531	7,191	163	531	7,354	7,885	3,502
400 Executive Boulevard	Office/Flex	1970	1997	-	2,202	1,846	938	2,202	2,784	4,986	1,407
500 Executive Boulevard	Office/Flex	1970	1997	-	258	4,183	434	258	4,617	4,875	2,268
525 Executive Boulevard	Office/Flex	1972	1997	-	345	5,499	837	345	6,336	6,681	3,082
700 Executive Boulevard	Land Lease	N/A	1997	-	970	-	-	970	-	970	-
1 Warehouse Lane (c)	Industrial/Warehouse	1957	1997	-	3	268	233	3	501	504	238
2 Warehouse Lane (c)	Industrial/Warehouse	1957	1997	-	4	672	232	4	904	908	378
3 Warehouse Lane (c)	Industrial/Warehouse	1957	1997	-	21	1,948	363	21	2,311	2,332	1,181
4 Warehouse Lane (c)	Industrial/Warehouse	1957	1997	-	84	13,393	3,405	85	16,797	16,882	7,261
5 Warehouse Lane (c)	Industrial/Warehouse	1957	1997	-	19	4,804	943	19	5,747	5,766	2,745
6 Warehouse Lane (c)	Industrial/Warehouse	1982	1997	-	10	4,419	2,381	10	6,800	6,810	2,764
1 Westchester Plaza	Office/Flex	1967	1997	-	199	2,023	469	199	2,492	2,691	1,318
2 Westchester Plaza	Office/Flex	1968	1997	-	234	2,726	686	234	3,412	3,646	1,510
3 Westchester Plaza	Office/Flex	1969	1997	-	655	7,936	1,343	655	9,279	9,934	4,453
4 Westchester Plaza	Office/Flex	1969	1997	-	320	3,729	1,244	320	4,973	5,293	2,455
5 Westchester Plaza	Office/Flex	1969	1997	-	118	1,949	425	118	2,374	2,492	1,219
6 Westchester Plaza	Office/Flex	1968	1997	-	164	1,998	166	164	2,164	2,328	1,012
7 Westchester Plaza	Office/Flex	1972	1997	-	286	4,321	681	286	5,002	5,288	2,187
8 Westchester Plaza	Office/Flex	1971	1997	-	447	5,262	1,917	447	7,179	7,626	3,157
Hawthorne
200 Saw Mill River Road	Office/Flex	1965	1997	-	353	3,353	533	353	3,886	4,239	1,831
1 Skyline Drive	Office	1980	1997	-	66	1,711	210	66	1,921	1,987	943
2 Skyline Drive	Office	1987	1997	-	109	3,128	1,474	109	4,602	4,711	2,270
4 Skyline Drive	Office/Flex	1987	1997	-	363	7,513	2,873	363	10,386	10,749	5,320
5 Skyline Drive	Office/Flex	1980	2001	-	2,219	8,916	1,747	2,219	10,663	12,882	4,706
6 Skyline Drive	Office/Flex	1980	2001	-	740	2,971	1,498	740	4,469	5,209	2,380
7 Skyline Drive	Office	1987	1998	-	330	13,013	2,564	330	15,577	15,907	6,690
8 Skyline Drive	Office/Flex	1985	1997	-	212	4,410	769	212	5,179	5,391	2,557
10 Skyline Drive	Office/Flex	1985	1997	-	134	2,799	732	134	3,531	3,665	1,903
11 Skyline Drive (c)	Office/Flex	1989	1997	-	-	4,788	761	-	5,549	5,549	2,409
12 Skyline Drive (c)	Office/Flex	1999	1999	-	1,562	3,254	200	1,320	3,696	5,016	1,497
15 Skyline Drive (c)	Office/Flex	1989	1997	-	-	7,449	1,060	-	8,509	8,509	3,620
17 Skyline Drive (c)	Office	1989	1997	-	-	7,269	1,484	-	8,753	8,753	3,998
Tarrytown
230 White Plains Road	Retail	1984	1997	-	124	1,845	107	124	1,952	2,076	919
White Plains
1 Barker Avenue	Office	1975	1997	-	208	9,629	2,590	207	12,220	12,427	5,489
3 Barker Avenue	Office	1983	1997	-	122	7,864	1,848	122	9,712	9,834	4,473
50 Main Street	Office	1985	1997	-	564	48,105	14,554	564	62,659	63,223	29,323
11 Martine Avenue	Office	1987	1997	-	127	26,833	8,561	127	35,394	35,521	16,002
1 Water Street	Office	1979	1997	-	211	5,382	1,341	211	6,723	6,934	3,043
Yonkers
100 Corporate Boulevard	Office/Flex	1987	1997	-	602	9,910	1,397	602	11,307	11,909	5,342
200 Corporate Boulevard South	Office/Flex	1990	1997	-	502	7,575	1,472	502	9,047	9,549	4,473
1 Enterprise Boulevard	Land Lease	N/A	1997	-	1,379	-	1	1,380	-	1,380	-
1 Executive Boulevard	Office	1982	1997	-	1,104	11,904	2,998	1,105	14,901	16,006	6,732

				MACK-CALI REALTY, L.P.
		REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
				December 31, 2015
				(dollars in thousands)
											SCHEDULE III
								Gross Amount at Which
							Costs	Carried at Close of
					Initial Costs		Capitalized	Period (a)
		Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location		Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (b)

2 Executive Boulevard	Retail	1986	1997	-	89	2,439	107	89	2,546	2,635	1,182
3 Executive Boulevard	Office	1987	1997	-	385	6,256	1,772	385	8,028	8,413	3,625
4 Executive Plaza	Office/Flex	1986	1997	-	584	6,134	1,142	584	7,276	7,860	3,294
6 Executive Plaza	Office/Flex	1987	1997	-	546	7,246	2,206	546	9,452	9,998	4,218
1 Odell Plaza	Office/Flex	1980	1997	-	1,206	6,815	2,221	1,206	9,036	10,242	4,058
3 Odell Plaza	Office	1984	2003	-	1,322	4,777	2,332	1,322	7,109	8,431	3,259
5 Odell Plaza	Office/Flex	1983	1997	-	331	2,988	535	331	3,523	3,854	1,760
7 Odell Plaza	Office/Flex	1984	1997	-	419	4,418	1,249	419	5,667	6,086	2,482

CONNECTICUT
Fairfield County
Stamford
419 West Avenue	Office/Flex	1986	1997	-	4,538	9,246	1,298	4,538	10,544	15,082	5,417
500 West Avenue	Office/Flex	1988	1997	-	415	1,679	654	415	2,333	2,748	899
550 West Avenue	Office/Flex	1990	1997	-	1,975	3,856	185	1,975	4,041	6,016	1,956
600 West Avenue	Office/Flex	1999	1999	-	2,305	2,863	754	2,305	3,617	5,922	1,426
650 West Avenue	Office/Flex	1998	1998	-	1,328	-	3,524	1,328	3,524	4,852	1,601

DISTRICT OF COLUMBIA
Washington,
1201 Connecticut Avenue, NW	Office	1940	1999	-	14,228	18,571	6,895	14,228	25,466	39,694	11,390
1400 L Street, NW	Office	1987	1998	-	13,054	27,423	7,910	13,054	35,333	48,387	18,841

MARYLAND
Prince George’s County
Greenbelt
Capital Office Park Parcel A	Land	N/A	2009	-	840	-	7	847	-	847	-
9200 Edmonston Road	Office	1973/03	2006	3,793	1,547	4,131	(2,484)	610	2,584	3,194	1,376
6301 Ivy Lane	Office	1979/95	2006	-	5,168	14,706	(9,924)	2,431	7,519	9,950	1,988
6303 Ivy Lane	Office	1980/03	2006	-	5,115	13,860	(10,097)	2,436	6,442	8,878	1,584
6305 Ivy Lane	Office	1982/95	2006	-	5,615	14,420	(10,137)	2,599	7,299	9,898	1,972
6404 Ivy Lane	Office	1987	2006	-	7,578	20,785	(14,343)	3,437	10,583	14,020	3,376
6406 Ivy Lane	Office	1991	2006	-	7,514	21,152	(14,034)	3,158	11,474	14,632	2,570
6411 Ivy Lane	Office	1984/05	2006	-	6,867	17,470	(12,445)	3,216	8,676	11,892	2,452
Lanham
4200 Parliament Place	Office	1989	1998	-	2,114	13,546	(6,173)	774	8,713	9,487	4,258

MASSACHUSETTS
Suffolk County
Revere
Alterra at Overlook Ridge IA	Multi-Family	2004	2013	-	9,042	50,671	879	9,042	51,550	60,592	3,859
Alterra at Overlook Ridge II	Multi-Family	2008	2013	-	12,055	71,409	250	12,055	71,659	83,714	5,236
Andover Place	Multi-Family	1988	2014	-	8,535	27,609	2,263	8,534	29,873	38,407	1,623

Projects Under Development
and Developable Land				45,899	204,041	237,906		204,041	237,906	441,947	323

Furniture, Fixtures
and Equipment				-	-	-	15,167		15,167	15,167	5,418

TOTALS				667,076	796,691	3,531,729	479,298	735,696	4,072,022	4,807,718	1,464,482

(a)      The aggregate cost for federal income tax purposes at December 31, 2015 was approximately $3.3 billion.
(b)      Depreciation of buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.
(c)      This property is located on land leased by the Company.

MACK-CALI REALTY, L.P.
NOTE TO SCHEDULE III

Changes in rental properties and accumulated depreciation for the periods ended December 31, 2015, 2014 and 2013 are as follows: (dollars in thousands)

	2015	2014	2013
Rental Properties
Balance at beginning of year	$4,958,179	$5,129,933	$5,379,436
Additions	219,227	193,005	317,994
Rental property held for sale	-	-	(107,205)
Properties sold	(82,015)	(331,181)	(256,335)
Impairment charge	(255,849)	-	(149,030)
Retirements/disposals	(31,824)	(33,578)	(54,927)
Balance at end of year	$4,807,718	$4,958,179	$5,129,933

Accumulated Depreciation
Balance at beginning of year	$1,414,305	$1,400,988	$1,478,214
Depreciation expense	147,447	143,278	155,846
Rental property held for sale	-	-	(35,594)
Properties sold	(7,517)	(96,383)	(104,196)
Impairment charge	(57,929)	-	(38,353)
Retirements/disposals	(31,824)	(33,578)	(54,929)
Balance at end of year	$1,464,482	$1,414,305	$1,400,988

MACK-CALI REALTY, L.P.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mack-Cali Realty, L.P
(Registrant)
By: Mack-Cali Realty Corporation
its General Partner

Date: February 24, 2016	By:	/s/ Anthony Krug
Anthony Krug
Chief Financial Officer
(principal financial officer
and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ William L. Mack	Chairman of the Board	February 24, 2016
William L. Mack

/s/ Mitchell E. Rudin	Chief Executive Officer	February 24, 2016
Mitchell E. Rudin	(principal executive officer)

/s/ Michael J. DeMarco	President and Chief Operating Officer	February 24, 2016
Michael J. DeMarco

/s/ Anthony Krug	Chief Financial Officer	February 24, 2016
Anthony Krug	(principal financial officer
and principal accounting officer)

/s/ Alan S. Bernikow	Director	February 24, 2016
Alan S. Bernikow

/s/ Kenneth M. Duberstein	Director	February 24, 2016
Kenneth M. Duberstein

/s/ Nathan Gantcher	Director	February 24, 2016
Nathan Gantcher

/s/ Jonathan Litt	Director	February 24, 2016
Jonathan Litt

/s/ David S. Mack	Director	February 24, 2016
David S. Mack

/s/ Alan G. Philibosian	Director	February 24, 2016
Alan G. Philibosian

/s/ Irvin D. Reid	Director	February 24, 2016
Irvin D. Reid

/s/ Vincent Tese	Director	February 24, 2016
Vincent Tese

/s/ Roy J. Zuckerberg	Director	February 24, 2016
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

10.131
Indemnification Agreement dated September 22, 2015 by and between Marshall B. Tycher and Mack-Cali Realty Corporation  (filed as Exhibit 10.131 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and incorporated herein by reference).

Exhibit
Number	Exhibit Title

10.132
Employment Agreement dated October 23, 2012 by and between Marshall B. Tycher and Mack-Cali Realty Corporation  (filed as Exhibit 10.132 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and incorporated herein by reference).

10.133
Indemnification Agreement dated June 10, 2013 by and between Ricardo Cardoso and Mack-Cali Realty Corporation  (filed as Exhibit 10.133 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and incorporated herein by reference).

10.134
Term Loan Agreement dated as of January 7, 2016 among Mack Cali Realty, L.P., as borrower, Mack-Cali Realty Corporation, as guarantor, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and Wells Fargo Securities LLC as joint lead arrangers and joint bookrunners, Bank of American, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A. and Capital One, National Association, as syndication agents, U.S. Bank National Association, as documentation agent, and the several Lenders party thereto, as lenders (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 6, 2016 and incorporated herein by reference).

10.135
International Swaps and Derivatives Association, Inc. 2002 Master Agreement dated as of December 30, 2015 by and between Capital One, National Association and Mack-Cali Realty, L.P. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 6, 2016 and incorporated herein by reference).

10.136
International Swaps and Derivatives Association, Inc. 2002 Master Agreement dated as of January 4, 2016 by and between Citibank, N.A. and Mack-Cali Realty, L.P. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 6, 2016 and incorporated herein by reference).

10.137
International Swaps and Derivatives Association, Inc. 2002 Master Agreement dated as of January 6, 2016 by and between Comerica Bank and Mack-Cali Realty, L.P. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated January 6, 2016 and incorporated herein by reference).

10.138
International Swaps and Derivatives Association, Inc. 2002 Master Agreement dated as of January 5, 2016 by and between PNC Bank, National Association and Mack-Cali Realty, L.P. (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated January 6, 2016 and incorporated herein by reference).

10.139
International Swaps and Derivatives Association, Inc. 2002 Master Agreement dated as of December 21, 2015 by and between U.S. Bank National Association and Mack-Cali Realty, L.P. (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated January 6, 2016 and incorporated herein by reference).

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

101.1*
The following financial statements from Mack-Cali Realty, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

* filed herewith