Form 10-Q
period 2016-03-31
MACK CALI REALTY L P
filed 2016-04-27
CIK 1067063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

MACK-CALI REALTY, L.P.

Part I – Financial Information

Item 1.        Financial Statements

The accompanying unaudited consolidated balance sheets, statements of operations, of comprehensive income, of changes in equity, and of cash flows and related notes thereto, have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements.  The financial statements reflect all adjustments consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair presentation for the interim periods.

The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in Mack-Cali Realty, L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

The results of operations for the three month period ended March 31, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per unit amounts) (unaudited)

	March 31,	December 31,
ASSETS	2016	2015
Rental property
Land and leasehold interests	$684,960	$735,696
Buildings and improvements	3,557,813	3,648,238
Tenant improvements	353,842	408,617
Furniture, fixtures and equipment	16,576	15,167
	4,613,191	4,807,718
Less – accumulated depreciation and amortization	(1,382,962)	(1,464,482)
	3,230,229	3,343,236
Rental property held for sale, net	200,044	-
Net investment in rental property	3,430,273	3,343,236
Cash and cash equivalents	116,421	37,077
Investments in unconsolidated joint ventures	303,647	303,457
Unbilled rents receivable, net	120,035	120,246
Deferred charges, goodwill and other assets, net	220,997	203,850
Restricted cash	27,566	35,343
Accounts receivable, net of allowance for doubtful accounts
of $602 and $1,407	9,511	10,754

Total assets	$4,228,450	$4,053,963

LIABILITIES AND EQUITY
Senior unsecured notes, net	$1,064,363	$1,263,782
Unsecured term loan, net	347,351	-
Revolving credit facility	90,000	155,000
Mortgages, loans payable and other obligations, net	767,573	726,611
Distributions payable	15,047	15,582
Accounts payable, accrued expenses and other liabilities	137,030	135,057
Rents received in advance and security deposits	50,109	49,739
Accrued interest payable	23,994	24,484
Total liabilities	2,495,467	2,370,255
Commitments and contingencies

Partners’ Capital:
General Partner, 89,638,312 and 89,583,950 common units outstanding	1,449,163	1,399,419
Limited partners, 10,499,844 and 10,516,844 common units outstanding	232,063	227,148
Accumulated other comprehensive loss	(5,675)	-
Total Mack-Cali Realty, L.P. partners’ capital	1,675,551	1,626,567

Noncontrolling interests in consolidated joint ventures	57,432	57,141

Total equity	1,732,983	1,683,708

Total liabilities and equity	$4,228,450	$4,053,963

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts) (unaudited)

	Three Months Ended
	March 31,
REVENUES	2016	2015
Base rents	$126,387	$123,793
Escalations and recoveries from tenants	14,961	18,399
Real estate services	6,812	7,644
Parking income	3,156	2,542
Other income	1,607	1,337
Total revenues	152,923	153,715

EXPENSES
Real estate taxes	23,226	22,452
Utilities	13,578	17,575
Operating services	26,732	28,228
Real estate services expenses	6,846	6,639
General and administrative	12,249	11,011
Depreciation and amortization	43,063	40,802
Total expenses	125,694	126,707
Operating income	27,229	27,008

OTHER (EXPENSE) INCOME
Interest expense	(24,993)	(27,215)
Interest and other investment income (loss)	(669)	267
Equity in earnings (loss) of unconsolidated joint ventures	(1,554)	(3,529)
Gain on change of control of interests	10,156	-
Realized gains (losses) on disposition of rental property, net	58,600	144
Total other (expense) income	41,540	(30,333)
Net income (loss)	68,769	(3,325)
Noncontrolling interest in consolidated joint ventures	706	490
Net income (loss) available to common unitholders	$69,475	$(2,835)

Basic earnings per common unit:
Net income (loss) available to common unitholders	$0.69	$(0.03)

Diluted earnings per common unit:
Net income (loss) available to common unitholders	$0.69	$(0.03)

Basic weighted average units outstanding	100,230	100,266

Diluted weighted average units outstanding	100,315	100,266

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended
	March 31,
	2016	2015

Net income (loss)	$68,769	$(3,325)
Other comprehensive income (loss):
Net unrealized loss on derivative instruments
for interest rate swaps	(6,340)	-
Comprehensive income (loss)	$62,429	$(3,325)
Comprehensive income (loss) attributable to noncontrolling
interest in consolidated joint ventures	706	490
Comprehensive income (loss) attributable to common shareholders	$63,135	$(2,835)

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands) (unaudited)

					Accumulated	Noncontrolling
			General Partner	Limited Partner	Other	Interest
	General Partner	Limited Partner	Common	Common	Comprehensive	in Consolidated
	Common Units	Common Units	Unitholders	Unitholders	Income (Loss)	Joint Ventures	Total Equity
Balance at January 1, 2016	89,584	10,517	$1,399,419	$227,148	$-	$57,141	$1,683,708
Net income (loss)	-	-	62,191	7,284	-	(706)	68,769
Distributions	-	-	(13,446)	(1,601)	-	-	(15,047)
Increase in noncontrolling interest	-	-	-	-	-	997	997
Redemption of limited partner common
units for shares of general partner
common units	17	(17)	276	(276)	-	-	-
Shares issued under Dividend
Reinvestment and Stock
Purchase Plan	-	-	10	-	-	-	10
Directors' deferred compensation plan	-	-	101	-	-	-	101
Stock compensation	37	-	612	173	-	-	785
Other comprehensive income (loss)	-	-	-	(665)	(5,675)		(6,340)
Balance at March 31, 2016	89,638	10,500	$1,449,163	$232,063	$(5,675)	$57,432	$1,732,983

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended
	March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2016	2015
Net income (loss)	$68,769	$(3,325)
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	43,413	41,185
Amortization of deferred stock units	101	98
Amortization of stock compensation	785	313
Amortization of deferred financing costs	1,169	953
Amortization of debt discount and mark-to-market	610	997
Equity in (earnings) loss of unconsolidated joint ventures	1,554	3,529
Distributions of cumulative earnings from unconsolidated joint ventures	574	815
Realized (gains) loss on disposition of rental property, net	(58,600)	(144)
Gain on change of control of interests	(10,156)	-
Changes in operating assets and liabilities:
(Increase) decrease in unbilled rents receivable, net	(2,169)	347
Increase in deferred charges, goodwill and other assets	(19,323)	(10,828)
Decrease (increase) in accounts receivable, net	1,243	(866)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(2,370)	8,159
Increase (decrease) in rents received in advance and security deposits	370	(4,717)
(Decrease) Increase in accrued interest payable	(489)	2,671

Net cash provided by operating activities	$25,481	$39,187

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$(47,818)	$-
Rental property additions and improvements	(34,603)	(19,658)
Development of rental property and other related costs	(16,131)	(12,519)
Proceeds from the sales of rental property	94,710	1,072
Repayment of notes receivable	125	-
Investment in unconsolidated joint ventures	(7,225)	(20,880)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	1,771	1,097
Decrease (increase) in restricted cash	7,777	(1,535)

Net cash used in investing activities	$(1,394)	$(52,423)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$150,000	$56,000
Repayment of revolving credit facility	(215,000)	(14,000)
Repayment of senior unsecured notes	(200,000)	-
Borrowings from unsecured term loan	350,000	-
Proceeds from mortgages and loans payable	77,666	1,150
Repayment of mortgages, loans payable and other obligations	(89,712)	(25,228)
Payment of financing costs	(3,392)	(30)
Contributions from noncontrolling interests	703	94
Payment of distributions	(15,008)	(14,984)

Net cash provided by financing activities	$55,257	$3,002

Net increase (decrease) in cash and cash equivalents	$79,344	$(10,234)
Cash and cash equivalents, beginning of period	37,077	29,549

Cash and cash equivalents, end of period	$116,421	$19,315

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

The General Partner is a fully-integrated self-administered, self-managed real estate investment trust (“REIT”). The General Partner controls the Company as its sole general partner and owned an 89.5 percent and 89.5 percent common unit interest in the Company as of March 31, 2016 and December 31, 2015, respectively.

The General Partner’s business is the ownership of interests in and operation of the Company, and all of the General Partner’s expenses are incurred for the benefit of the Company.  The General Partner is reimbursed by the Company for all expenses it incurs relating to the ownership and operation of the Company.

As of March 31, 2016, the Company owned or had interests in 273 properties, consisting of 145 office and 109 flex properties, totaling approximately 29.7 million square feet, leased to approximately 1,900 commercial tenants, and 19 multi-family rental properties containing 5,644 residential units, plus developable land (collectively, the “Properties”).  The Properties are comprised of 145 office buildings totaling approximately 24.4 million square feet (which include 36 buildings, aggregating approximately 5.6 million square feet owned by unconsolidated joint ventures in which the Company has investment interests), 94 office/flex buildings totaling approximately 4.8 million square feet, six industrial/warehouse buildings totaling approximately 387,400 square feet, 19 multi-family properties totaling 5,644 apartments (which include 12 properties aggregating 3,972 apartments owned by unconsolidated joint ventures in which the Company has investment interests), five parking/retail properties totaling approximately 121,700 square feet (which include two buildings aggregating 81,700 square feet owned by unconsolidated joint ventures in which the Company has investment interests), one hotel (which is owned by an unconsolidated joint venture in which the Company has an investment interest) and three parcels of land leased to others.  The Properties are located in seven states, primarily in the Northeast, plus the District of Columbia.

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

On January 1, 2016, the Company adopted accounting guidance under ASC 810, Consolidation, modifying the analysis it must perform to determine whether it should consolidate certain types of legal entities.  The guidance does not amend the existing disclosure requirements for variable interest entities or voting interest model entities.  The guidance, however, modified the requirements to qualify under the voting interest model.  Under the revised guidance, the Operating Partnership will be a variable interest entity of the parent company, Mack-Cali Realty Corporation.  As the Operating Partnership is already consolidated in the balance sheets of Mack-Cali Realty Corporation, the identification of this entity as a variable interest entity has no impact on the consolidated financial statements of Mack-Cali Realty Corporation.  There were no other legal entities qualifying under the scope of the revised guidance that were consolidated as a result of the adoption.

As of March 31, 2016 and December 31, 2015, the Company’s investments in consolidated real estate joint ventures in which the Company is deemed to be the primary beneficiary have total real estate assets of $287.1 million and $273.4 million, respectively, mortgages of $93.8 million and $89.5 million, respectively, and other liabilities of $18.4 million and $17.5 million, respectively.

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

2.      SIGNIFICANT ACCOUNTING POLICIES

Rental
Property
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Acquisition-related costs are expensed as incurred.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Capitalized development and construction salaries and related costs approximated $0.6 million and $1.3 million for the three months ended March 31, 2016 and 2015, respectively.  Included in total rental property is construction, tenant improvement and development in-progress of $144.9 million and $88.7 million as of March 31, 2016 and December 31, 2015, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

Rental Property
Held for Sale
When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets.  The Company generally considers assets to be held for sale when the transaction has received appropriate corporate authority, and there are no significant contingencies relating to the sale.  If, in management’s opinion, the estimated net sales price, net of selling costs, of the assets which have been identified as held for sale is less than the net book value of the assets, a valuation allowance is established.

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

Cash and Cash
Equivalents	All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents.

Deferred
Financing Costs
Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in Deferred charges, goodwill and other assets.  In all cases, amortization of such costs is included in interest expense and was $1,169,000 and $953,000 for the three months ended March 31, 2016 and 2015, respectively.  If a financing obligation is extinguished early, any unamortized deferred financing costs are written off and included in gains (losses) from early extinguishment of debt. No such unamortized costs were written off for the three months ended March 31, 2016 and 2015.

Deferred
Leasing Costs
Costs incurred in connection with commercial leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.  Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Corporation are compensated for providing leasing services to the Properties.  The portion of such compensation related to commercial leases, which is capitalized and amortized, was approximately $780,000 and $970,000 for the three months ended March 31, 2016 and 2015,  respectively.

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

As of March 31, 2016, the Company had a deferred tax asset related to its TRS activity with a balance of approximately $23.4 million which has been fully reserved for through a valuation allowance.  If the Corporation fails to qualify as a REIT in any taxable year, the Corporation will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.  The Corporation is subject to certain state and local taxes.

Pursuant to the amended provisions related to uncertain tax provisions of ASC 740, Income Taxes, the Company recognized no material adjustments regarding its tax accounting treatment.  The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense, which is included in general and administrative expense.

In the normal course of business, the Company or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable.  As of March 31, 2016, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are generally from the year 2011 forward.

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

Distributions
Payable
The distributions payable at March 31, 2016 represents distributions payable to unitholders (100,138,181 common units and 657,373 LTIP units) for all such holders of record as of April 5, 2016 with respect to the first quarter 2016.  The first quarter 2016 unit distributions of $0.15 per unit were approved by the Corporation’s Board of Directors on March 8, 2016 and paid on April 15, 2016.

The distributions payable at December 31, 2015 represents distributions payable to common unitholders (100,100,852 common units) for all such holders of record as of January 6, 2016 with respect to the fourth quarter 2015.  The fourth quarter 2015 common unit distributions of $0.15 per common unit were approved by the Corporation’s Board of Directors on December 8, 2015 and paid on January 15, 2016.

Costs Incurred
For Stock
Issuances	Costs incurred in connection with the Corporation’s stock issuances are reflected as a reduction of General Partner’s capital.

Stock
Compensation
The Company accounts for stock compensation in accordance with the provisions of ASC 718, Compensation-Stock Compensation.  These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”), restricted stock units (“RSUs”), performance share units (“PSUs”), long-term incentive plan awards and stock options at the grant date be amortized ratably into expense over the appropriate vesting period.  The Company recorded stock compensation expense of $785,000 and $313,000 for the three months ended March 31, 2016 and 2015, respectively.

Other
Comprehensive
Income
Other comprehensive income (loss) includes items that are recorded in equity, such as effective portions of derivatives designated as cash flow hedges or unrealized holding gains or losses on marketable securities available for sale.

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

In February 2016, the FASB issued ASU 2016-02, modifying the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee.  This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively.  A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for in the same manner as operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The guidance is expected to impact the consolidated financial statements as the Company has certain operating and land lease arrangements for which it is the lessee.  The guidance supersedes previously issued guidance under ASC Topic 840 “Leases.” The guidance is effective on January 1, 2019, with early adoption permitted.  The Company is currently in the process of evaluating the impact the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, which eliminates a requirement for the retroactive adjustment on a step by step basis of the investment, results of operations, and retained earnings as if the equity method had been effective during all previous periods that the investment had been held when an investment qualifies for equity method accounting due to an increase in the level of ownership or degree of influence. The cost of acquiring the additional interest in the investee is to be added to the current basis of the investor’s previously held interest and the equity method of accounting should be adopted as of the date the investment becomes qualified for equity method accounting. This guidance is to be applied on a prospective basis and is effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently in the process of evaluating the impact the adoption of ASU 2016-07 will have on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The new guidance allows for entities to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. In addition, the guidance allows employers to withhold shares to satisfy minimum statutory tax withholding requirements up to the employees’ maximum individual tax rate without causing the award to be classified as a liability. The guidance also stipulates that cash paid by an employer to a taxing authority when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company is currently in the process of evaluating the impact the adoption of ASU 2016-09 will have on the Company’s consolidated financial statements.

3.      RECENT TRANSACTIONS

Acquisitions
On January 5, 2016, the Company, which held a 50 percent subordinated interest in the unconsolidated joint venture, Overlook Ridge Apartment Investors LLC, a 371-unit multi-family operating property located in Malden, Massachusetts, acquired the remaining interest for $39.8 million in cash plus the assumption of a first mortgage loan secured by the property with a principal balance of $52.7 million.  The cash portion of the acquisition was funded primarily through borrowings under the Company’s unsecured revolving credit facility. Upon acquisition, the Company consolidated the asset and accordingly, remeasured its equity interests, as required by the FASB’s consolidation guidance, at fair value (based upon the income approach using current rates and market cap rates and discount rates).  As a result, the Company recorded a gain on change of control of interests of $10.2 million in the three months ended March 31, 2016.  On January 19, 2016, the Company repaid the assumed loan and obtained a new loan secured by the property in the amount of $72.5 million, which bears interest at 3.625 percent and matures in February 2023.  See Note 10: Mortgages, Loans Payable and Other Obligations.

The purchase price was allocated to the net assets acquired upon consolidation, as follows (in thousands):

Overlook
Ridge
Land	$11,072
Buildings and improvements	87,793
Furniture, fixtures and equipment	1,695
In-place lease values (1)	4,389
Below market lease values (1)	(489)
Other assets	237
Sub Total	104,697

Less: Debt assumed	(52,662)

Net assets recorded upon consolidation	$52,035

(1)      In-place lease values and below market lease values will be amortized over one year or less.

On April 1, 2016, the Company, which held a 50 percent interest in the unconsolidated Portside Apts LLC, acquired the equity interests of one of its joint venture partners for $38.1 million in cash plus the assumption of a first mortgage loan secured by the property with a principal balance of $42.5 million and interest at LIBOR plus 250 basis points maturing in December 2017.  The cash portion of the acquisition was funded primarily through borrowings under the Company’s unsecured revolving credit facility.  As a result, the Company increased its ownership to 85 percent of the 175-unit operating multi-family property located in East Boston, Massachusetts.

Also on April 1, 2016, the Company bought out a partner for $11.3 million and increased its subordinated interest in PruRose Riverwalk G, L.L.C. from 25 percent to 50 percent using borrowings on the Company’s unsecured credit facility.  PruRose Riverwalk G, L.L.C., owns a 316-unit operating multi-family property located in Weehawken, New Jersey.

On April 22, 2016, the Company entered into an agreement to acquire a 566,000 square-foot office property located in Hoboken, New Jersey, for approximately $235 million, subject to certain conditions.  The acquisition is expected to be completed in the second quarter of 2016.

Dispositions
The Company disposed of the following office properties during the three months ended March 31, 2016 (dollars in thousands):

				Rentable	Net	Net
Disposition			# of	Square	Sales	Book	Realized
Date	Property/Address	Location	Bldgs.	Feet	Proceeds	Value	Gain (loss)
03/11/16	2 Independence Way (a)	Princeton, New Jersey	1	67,401	$4,119	$4,283	$(164)
03/24/16	1201 Connecticut Avenue, NW	Washington, D.C.	1	169,549	90,591	31,827	58,764

Totals			2	236,950	$94,710	$36,110	$58,600

(a)  The Company recorded an impairment charge of $3.2 million on this property during the year ended December 31, 2015 as it estimated that the carrying value of the property may not be recoverable over its anticipated holding period.

Rental Properties Held for Sale
During the three months ended March 31, 2016, the Company signed agreements to dispose of two office properties totaling approximately 683,000 square feet, located at 1400 L Street, NW in Washington, D.C. and 125 Broad Street in New York, New York, subject to certain conditions. The total estimated sales proceeds expected from the two separate sales are approximately $272 million.  The dispositions are expected to be completed in the second quarter of 2016.  The Company identified these properties as held for sale at March 31, 2016.

The following table summarizes the rental property held for sale, net, as of March 31, 2016: (dollars in thousands)

March 31,
2016
Land	$46,883
Buildings and improvements	210,925
Less: Accumulated depreciation	(57,764)
Rental property held for sale,net	$200,044

Other assets and liabilities related to the rental properties held for sale, as of March 31, 2016, include $13.2 million in Deferred charges, and other assets, $20.1 million in Unbilled rents receivable, net, $1.3 million in Accounts receivable, net of allowance, $3.4 million in Accounts payable, accrued expenses and other liabilities, and $1.2 million in Rents received in advance and security deposits.  Approximately $31.3 million of these assets and $796,000 of these liabilities are expected to be written off with the completion of the sales.

The following table summarizes income (loss) for the three month periods ended March 31, 2016 and 2015 from the properties disposed of during the three months ended March 31, 2016 and the six properties disposed of during the year ended December 31, 2015: (dollars in thousands)

	Three Months Ended
	March 31,
	2016	2015
Total revenues	$1,608	$7,629
Operating and other expenses	(1,379)	(2,524)
Depreciation and amortization	(2,797)	(1,685)
Interest expense	(626)	(2,710)

Income (loss) from properties disposed of	$(3,194)	$710

Realized gains on dispositions	58,600	144

Total income (loss) from properties disposed of	$55,406	$854

4.      INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

As of March 31, 2016, the Company had an aggregate investment of approximately $303.6 million in its equity method joint ventures.  The Company formed these ventures with unaffiliated third parties, or acquired interests in them, to develop or manage primarily office and multi-family rental properties, or to acquire land in anticipation of possible development of office and multi-family rental properties.  As of March 31, 2016, the unconsolidated joint ventures owned: 36 office and two retail properties aggregating approximately 5.7 million square feet, 12 multi-family properties totaling 3,972 apartments, a 350-room hotel, development projects for up to approximately 1,074 apartments; and interests and/or rights to developable land parcels able to accommodate up to 2,910 apartments and 1.4 million square feet of office space.  The Company’s unconsolidated interests range from 7.5 percent to 85 percent subject to specified priority allocations in certain of the joint ventures.

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

The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures.  As of March 31, 2016, such debt had a total facility amount of $492.1 million of which the Company agreed to guarantee up to $66.3 million.  As of March 31, 2016, the outstanding balance of such debt totaled $286.7 million of which $44.8 million was guaranteed by the Company.  The Company also posted a $3.6 million letter of credit in support of the South Pier at Harborside joint venture, half of which is indemnified by Hyatt Corporation, the Company’s joint venture partner.  The Company performed management, leasing, development and other services for the properties owned by the unconsolidated joint ventures and recognized $1.0 million and $1.6 million for such services in the three months ended March 31, 2016 and 2015, respectively.  The Company had $0.7 million and $0.8 million in accounts receivable due from its unconsolidated joint ventures as of March 31, 2016 and December 31, 2015.

Included in the Company’s investments in unconsolidated joint ventures as of March 31, 2016 are five unconsolidated development joint ventures, which are VIEs for which the Company is not the primary beneficiary. These joint ventures are primarily established to develop real estate property for long-term investment and were deemed VIEs primarily based on the fact that the equity investment at risk was not sufficient to permit the entities to finance their activities without additional financial support.  The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was not the primary beneficiary of these VIEs based on the fact that the Company has shared control of these entities along with the entity’s partners and therefore does not have controlling financial interests in these VIEs.  The Company’s aggregate investment in these VIEs was approximately $177.1 million as of March 31, 2016.  The Company’s maximum exposure to loss as a result of its involvement with these VIEs is estimated to be approximately $210.8 million, which includes the Company’s current investment and estimated future funding commitments/guarantees of approximately $33.7 million.  The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.  In general, future costs of development not financed through third party will be funded with capital contributions from the Company and its outside partners in accordance with their respective ownership percentages.

The following is a summary of the Company's unconsolidated joint ventures as of March 31, 2016 and December 31, 2015: (dollars in thousands, including footnotes)

						Property Debt
	Number of		Company's	Carrying Value		As of March 31, 2016
	Apartment Units		Effective	March 31,	December 31,		Maturity	Interest
Entity / Property Name	or Square Feet (sf)		Ownership % (a)	2016	2015	Balance	Date	Rate
Multi-family
Marbella RoseGarden, L.L.C./ Marbella (b)	412	units	24.27%	$15,486	$15,569	$95,000	05/01/18	4.99%
RoseGarden Monaco Holdings, L.L.C./ Monaco (b)	523	units	15.00%	646	937	165,000	02/01/21	4.19%
PruRose Port Imperial South 15, LLC /RiversEdge at Port Imperial (b)	236	units	50.00%	-	-	57,500	09/01/20	4.32%
Rosewood Morristown, L.L.C. / Metropolitan at 40 Park (c) (d)	130	units	12.50%	5,741	5,723	45,756	(e)	(e)
PruRose Riverwalk G, L.L.C./ RiverTrace at Port Imperial (b) (f)	316	units	25.00%	-	-	79,392	07/15/21	6.00%	(g)
Elmajo Urban Renewal Associates, LLC / Lincoln Harbor (Bldg A&C) (b)	355	units	7.50%	-	-	128,100	03/01/30	4.00%
Crystal House Apartments Investors LLC / Crystal House (h)	798	units	25.00%	28,855	28,114	165,000	04/01/20	3.17%
Portside Master Company, L.L.C./ Portside at Pier One - Bldg 7 (b) (f)	175	units	38.25%	-	-	42,500	12/04/17	L+2.50%	(i)
PruRose Port Imperial South 13, LLC / RiverParc at Port Imperial (b)	280	units	20.00%	-	-	70,731	06/27/16	L+2.15%	(j)
Roseland/Port Imperial Partners, L.P./ Riverwalk C (b) (k)	363	units	20.00%	1,678	1,678	-	-	-
RoseGarden Marbella South, L.L.C./ Marbella II	311	units	24.27%	17,155	16,728	69,681	03/30/17	L+2.25%	(l)
Estuary Urban Renewal Unit B, LLC / Lincoln Harbor (Bldg B) (b)	227	units	7.50%	-	-	81,900	03/01/30	4.00%
Riverpark at Harrison I, L.L.C./ Riverpark at Harrison	141	units	45.00%	2,426	2,544	30,000	08/01/25	3.70%
Capitol Place Mezz LLC / Station Townhouses	378	units	50.00%	45,500	46,267	100,700	07/01/33	4.82%	(m)
Harborside Unit A Urban Renewal, L.L.C. / URL Harborside	763	units	85.00%	97,615	96,799	92,937	08/01/29	5.197%	(n)
RoseGarden Monaco, L.L.C./ San Remo Land	250	potential units	41.67%	1,356	1,339	-	-	-
Grand Jersey Waterfront URA, L.L.C./ Liberty Landing	850	potential units	50.00%	337	337	-	-	-
Hillsborough 206 Holdings, L.L.C./ Hillsborough 206	160,000	sf	50.00%	1,962	1,962	-	-	-
Plaza VIII & IX Associates, L.L.C./ Vacant land (parking operations)	1,225,000	sf	50.00%	4,132	4,055	-	-	-

Office
Red Bank Corporate Plaza, L.L.C./ Red Bank	92,878	sf	50.00%	4,250	4,140	14,950	05/17/16	L+3.00%	(o)
12 Vreeland Associates, L.L.C./ 12 Vreeland Road	139,750	sf	50.00%	5,974	5,890	12,171	07/01/23	2.87%
BNES Associates III / Offices at Crystal Lake	106,345	sf	31.25%	2,101	2,295	5,973	11/01/23	4.76%
KPG-P 100 IMW JV, LLC / 100 Independence Mall West	339,615	sf	33.33%	-	-	61,500	09/09/16	L+7.00%	(p)
Keystone-Penn	1,842,820	sf	(q)	-	-	228,600	(r)	(r)
Keystone-TriState	1,266,384	sf	(s)	3,480	3,958	212,536	(t)	(t)
KPG-MCG Curtis JV, L.L.C./ Curtis Center (u)	885,000	sf	50.00%	62,247	59,858	(v)	(v)	(v)

Other
Roseland/North Retail, L.L.C./ Riverwalk at Port Imperial (b)	30,745	sf	20.00%	1,742	1,758	-	-	-
South Pier at Harborside / Hyatt Regency Jersey City on the Hudson	350	rooms	50.00%	(w)	(w)	63,384	(x)	(x)
Other (y)				964	3,506	-	-	-
Totals:				$303,647	$303,457	$1,823,311

(a)	Company's effective ownership % represents the Company's entitlement to residual distributions after payments of priority returns, where applicable.
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

(e)
Property debt balance consists of: (i) a loan, collateralized by the Metropolitan at 40 Park, with a balance of $38,218, bears interest at 3.25 percent, matures in September 2020; (ii) an amortizable loan, collateralized by the Shops at 40 Park, with a balance of $6,421, bears interest at 3.63 percent, matures in August 2018; and (iii) a loan, collateralized by the Lofts at 40 Park, with a balance of $1,117, bears interest at LIBOR plus 250 basis points and matures in September 2016.  The Shops at 40 Park mortgage loan also provides for additional borrowing proceeds of $1 million based on certain preferred thresholds being achieved.

(f)
On April 1, 2016, the Company acquired the equity interests of its joint venture partner in Portside Apartment Holdings, L.L.C and PruRose Riverwalk G, L.L.C. for $38.1 million and $11.3 million, respectively, which increased its ownership to 85 percent in Portside Apartment Holdings, LLC and 50 percent in PruRose Riverwalk G, L.L.C.  (See Note 3: Recent Transactions – Acquisitions).

(g)	The permanent loan has a maximum borrowing amount of $80,249.
(h)	The Company also owns a 50 percent interest in a vacant land to accommodate the development of approximately 295 additional units of which 252 are currently approved.
(i)
The construction loan has a maximum borrowing amount of $42,500 and provides, subject to certain conditions, two two-year extension options with a fee of 12.5 basis points for the first two-year extension and 25 basis points for the second two-year extension.

(j)
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

(k)	The Company also owns a 20 percent residual interest in undeveloped land parcels: parcels 6, I, and J ("Port Imperial North Land") that can accommodate the development of 836 apartment units.
(l)	The construction loan has a maximum borrowing amount of $77,400 and provides, subject to certain conditions, two one-year extension options with a fee of 25 basis points for each year.
(m)	The construction/permanent loan has a maximum borrowing amount of $100,700 with amortization starting in August 2017.
(n)	The construction/permanent loan has a maximum borrowing amount of $192,000.
(o)
The joint venture has a swap agreement that fixes the all-in rate to 3.99375 percent per annum on an initial notional amount of $13,650 and then adjusting in accordance with an amortization schedule, which is effective from October 17, 2011 through loan maturity.

(p)	The mortgage loan has two one-year extension options, subject to certain conditions.
(q)
The Company’s equity interests in the joint ventures will be subordinated to Keystone Entities receiving a 15 percent internal rate of return (“IRR”) after which the Company will receive a 10 percent IRR on its subordinate equity and then all profit will be split equally.

(r)
Principal balance of $127,600 bears interest at 5.114 percent and matures on August 27, 2023; principal balance of $45,500 bears interest at 5.01 percent and matures on September 6, 2025; principal balance of $33,825 bears interest at rates ranging from LIBOR+5.0 percent to LIBOR+5.75 percent and matures on August 27, 2016; principal balance of $11,250 bears interest at LIBOR+5.5 percent and matures on January 9, 2019; principal balance of $10,425 bears interest at LIBOR+6.0 percent matures on August 31, 2016.

(s)
Includes the Company’s pari-passu interests of $3.5 million in five properties and Company’s subordinated equity interests to Keystone Entities receiving a 15 percent internal rate of return (“IRR”) after which the Company will receive a 10 percent IRR on its subordinate equity and then all profit will be split equally.

(t)
Principal balance of $43,954 bears interest at 5.38 percent and matures on July 1, 2017; principal balance of $75,882 bears interest at rates ranging from 5.65 percent to 6.75 percent and matures on September 9, 2017; principal balance of $14,250 bears interest at 4.88 percent and matures on July 6, 2024; principal balance of $63,400 bears interest at 4.93 percent and matures on July 6, 2044; principal balance of $15,050 bears interest at 4.71 percent and matures on August 6, 2044.

(u)	Includes undivided interests in the same manner as investments in noncontrolling partnership, pursuant to ASC 970-323-25-12.
(v)	See Note 10: Mortgages, Loans Payable and Other Obligations for debt secured by interests in these assets.
(w)	The negative carrying value for this venture of $4,235 and $3,317 as of March 31, 2016 and 2015, respectively, were included in accounts payable, accrued expenses and other liabilities.
(x)
Balance includes: (i) mortgage loan, collateralized by the hotel property, with a balance of $59,790, bears interest at 6.15 percent and matures in November 2016, and (ii) loan with a balance of $3,594, bears interest at fixed rates ranging from 6.09 percent to 6.62 percent and matures in August 1, 2020.  The Company posted a $3.6 million letter of credit in support of this loan, half of which is indemnified by the partner.

(y)
The Company owns other interests in various unconsolidated joint ventures, including interests in assets previously owned and interest in ventures whose businesses are related to its core operations. These ventures are not expected to significantly impact the Company's operations in the near term.

The following is a summary of the Company’s equity in earnings (loss) of unconsolidated joint ventures for the three months ended March 31, 2016 and 2015: (dollars in thousands)

	Three Months Ended
	March 31,
Entity / Property Name	2016	2015
Multi-family
Marbella RoseGarden, L.L.C./ Marbella	$84	$61
RoseGarden Monaco Holdings, L.L.C./ Monaco	(291)	(317)
PruRose Port Imperial South 15, LLC /RiversEdge at Port Imperial	-	-
Rosewood Morristown, L.L.C. / Metropolitan at 40 Park	(81)	(94)
PruRose Riverwalk G, L.L.C./ RiverTrace at Port Imperial	-	(254)
Elmajo Urban Renewal Associates, LLC / Lincoln Harbor (Bldg A&C)	-	-
Crystal House Apartments Investors LLC / Crystal House	(112)	(10)
Portside Master Company, L.L.C./ Portside at Pier One - Bldg 7	-	(719)
PruRose Port Imperial South 13, LLC / RiverParc at Port Imperial	-	(225)
Roseland/Port Imperial Partners, L.P./ Riverwalk C	-	(184)
RoseGarden Marbella South, L.L.C./ Marbella II	-	-
Estuary Urban Renewal Unit B, LLC / Lincoln Harbor (Bldg B)	-	-
Riverpark at Harrison I, L.L.C./ Riverpark at Harrison	(28)	(173)
Capitol Place Mezz LLC / Station Townhouses	(767)	75
Harborside Unit A Urban Renewal, L.L.C. / URL Harborside	(17)	-
RoseGarden Monaco, L.L.C./ San Remo Land	-	-
Grand Jersey Waterfront URA, L.L.C./ Liberty Landing	(60)	(19)
Hillsborough 206 Holdings, L.L.C./ Hillsborough 206	(19)	-
Plaza VIII & IX Associates, L.L.C./ Vacant land (parking operations)	77	86
Office
Red Bank Corporate Plaza, L.L.C./ Red Bank	101	110
12 Vreeland Associates, L.L.C./ 12 Vreeland Road	84	(14)
BNES Associates III / Offices at Crystal Lake	(194)	68
KPG-P 100 IMW JV, LLC / 100 Independence Mall West	-	(384)
Keystone-Penn	-	-
Keystone-TriState	(477)	(1,348)
KPG-MCG Curtis JV, L.L.C./ Curtis Center	179	196
Other
Roseland/North Retail, L.L.C./ Riverwalk at Port Imperial	(16)	(18)
South Pier at Harborside / Hyatt Regency Jersey City on the Hudson	(167)	(84)
Other	150	(282)
Company's equity in earnings (loss) of unconsolidated joint ventures	$(1,554)	$(3,529)

The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of March 31, 2016 and December 31, 2015: (dollars in thousands)

	March 31,	December 31,
	2016	2015
Assets:
Rental property, net	$1,736,842	$1,781,621
Other assets	294,444	307,000
Total assets	$2,031,286	$2,088,621
Liabilities and partners'/
members' capital:
Mortgages and loans payable	$1,279,688	$1,298,293
Other liabilities	215,552	215,951
Partners'/members' capital	536,046	574,377
Total liabilities and
partners'/members' capital	$2,031,286	$2,088,621

The following is a summary of the results from operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three months ended March 31, 2016 and 2015: (dollars in thousands)

	Three Months Ended
	March 31,
	2016	2015
Total revenues	$70,122	$74,477
Operating and other expenses	(45,561)	(57,356)
Depreciation and amortization	(18,842)	(16,993)
Interest expense	(14,049)	(11,334)
Net loss	$(8,330)	$(11,206)

5.      DEFERRED CHARGES, GOODWILL AND OTHER ASSETS, NET

	March 31,	December 31,
(dollars in thousands)	2016	2015
Deferred leasing costs	$237,209	$239,690
Deferred financing costs - revolving credit facility (1)	5,359	5,394
	242,568	245,084
Accumulated amortization	(103,316)	(118,014)
Deferred charges, net	139,252	127,070
Notes receivable (2)	13,435	13,496
In-place lease values, related intangibles and other assets, net	12,736	10,931
Goodwill	2,945	2,945
Prepaid expenses and other assets, net (3)	52,629	49,408

Total deferred charges, goodwill and other assets, net	$220,997	$203,850

(1)
Pursuant to recently issued accounting standards, deferred financing costs related to all other debt liabilities (other than for the revolving credit facility)   are classified to net against those debt liabilities for all periods presented. See Note 2: Significant Accounting Policies – Deferred Financing Costs.

(2)
Includes as of March 31, 2016: a mortgage receivable for $10.4 million which bears interest at LIBOR plus six percent and matures in August 2016; and an interest-free note receivable with a net present value of $3.0 million and matures in April 2023.  The Company believes these balances are fully collectible.

(3)	Includes as of March 31, 2016, deposits of $12.7 million for acquisitions and developments.

DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  As of March 31, 2016, the Company had   outstanding interest rate swaps with a combined notional value of $350 million that were designated as cash flow hedges of interest rate risk. During the three months ending March 31, 2016, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2016, the Company recorded ineffectiveness of $913,000 in expense, which is included in interest and other investment income (loss) in the consolidated statements of operations, attributable to a floor mismatch in the underlying indices of the derivatives and the hedged interest payments made on its variable-rate debt.  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $3.1 million will be reclassified as an increase to interest expense.

Undesignated Cash Flow Hedges of Interest Rate Risk
Interest rate caps not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.  The Company recognized expenses of $1,000 and $63,000 during the three months ended March 31, 2016 and 2015, respectively, which is included in interest and other investment income (loss) in the consolidated statements of operations.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2016 and December 31, 2015. (dollars in thousands)

	Fair Value
Liability Derivatives designated	March 31,	December 31,
as hedging instruments	2016	2015	Balance sheet location
Interest rate swaps	$7,253	$-	Accounts payable, accrued expenses and other liabilities

Asset Derivatives not designated
as hedging instruments
Interest rate caps	$-	$2	Deferred charges, goodwill and other assets

The table below presents the effect of the Company’s derivative financial instruments on the Income Statement for the three months ending March 31, 2016 and 2015. (dollars in thousands)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion, Reclassification for Forecasted Transactions No Longer Probable of Occurring and Amount Excluded from Effectiveness Testing)

	2016	2015		2016	2015		2016	2015
Three months ended March 31,

Interest rate swaps	$(7,187)	$-	Interest expense	$(847)	$-	Interest and other investment income (loss)	$(913)	$-

Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness. As of March 31, 2016, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $7.7 million. As of March 31, 2016, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2016, it could have been required to settle its obligations under the agreements at their termination value of $7.7 million.

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

	March 31,	December 31,
	2016	2015
Security deposits	$8,297	$7,785
Escrow and other reserve funds	19,269	27,558

Total restricted cash	$27,566	$35,343

7.      SENIOR UNSECURED NOTES

A summary of the Company’s senior unsecured notes as of March 31, 2016 and December 31, 2015 is as follows: (dollars in thousands)

	March 31,	December 31,	Effective
	2016	2015	Rate (1)
5.800% Senior Unsecured Notes, due January 15, 2016 (2)	-	$200,000	5.806%
2.500% Senior Unsecured Notes, due December 15, 2017	$250,000	250,000	2.803%
7.750% Senior Unsecured Notes, due August 15, 2019	250,000	250,000	8.017%
4.500% Senior Unsecured Notes, due April 18, 2022	300,000	300,000	4.612%
3.150% Senior Unsecured Notes, due May 15, 2023	275,000	275,000	3.517%
Principal balance outstanding	1,075,000	1,275,000
Adjustment for unamortized debt discount	(5,872)	(6,156)
Unamortized deferred financing costs	(4,765)	(5,062)

Total senior unsecured notes, net	$1,064,363	$1,263,782

(1)	Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount/premium on the notes, as applicable.
(2)	On January 15, 2016, the Company repaid these notes at their maturity using proceeds from a new unsecured term loan and borrowings under the Company’s unsecured revolving credit facility.

The terms of the Company’s senior unsecured notes include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.   The Company was in compliance with its debt covenants under the indenture relating to its senior unsecured notes as of March 31, 2016.

8.      UNSECURED TERM LOAN

On January 7, 2016, the Company obtained a new $350 million unsecured term loan, which matures in January 2019 with two one-year extension options. The interest rate for the new term loan is currently 140 basis points over LIBOR, subject to adjustment on a sliding scale based on the Company's unsecured debt ratings, or at the Company's option, a defined leverage ratio. The Company entered into interest rate swap arrangements to fix LIBOR for the duration of the term loan. Including costs, the current all-in fixed rate is 3.13 percent. The proceeds from the loan were used primarily to repay outstanding borrowings on the Company’s unsecured revolving credit facility and to repay the Company's $200 million, 5.8 percent senior unsecured notes that matured on January 15, 2016.

The interest rate on the unsecured term loan is based upon the Operating Partnership’s unsecured debt ratings, as follows:

Operating Partnership's	Interest Rate -
Unsecured Debt Ratings:	Applicable Basis Points
Higher of S&P or Moody's	Above LIBOR
No ratings or less than BBB-/Baa3	185.0
BBB- or Baa3 (current interest rate based on Company's election)	140.0
BBB or Baa2	115.0
BBB+ or Baa1	100.0
A- or A3 or higher	90.0

If the Company elected to use a defined leverage ratio, the interest rate under the unsecured term loan would be based on the following total leverage ratio grid:

Interest Rate -
Applicable Basis
Total Leverage Ratio	Points above LIBOR
<45%	145
≥45% and <50% (current ratio)	155
≥50% and <55%	165
≥55%	195

The terms of the unsecured term loan include certain restrictions and covenants which limit, among other things the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties (to the extent that: (i) such property dispositions cause the Company to default on any of the financial ratios of the term loan described below, or (ii) the property dispositions are completed while the Company is under an event of default under the term loan, unless, under certain circumstances, such disposition is being carried out to cure such default), and which require compliance with financial ratios relating to the maximum leverage ratio (60 percent), the maximum amount of secured indebtedness (40 percent), the minimum amount of fixed charge coverage (1.5 times), the maximum amount of unsecured indebtedness (60 percent), the minimum amount of unencumbered property interest coverage (2.0 times) and certain investment limitations (generally 15 percent of total capitalization).  If an event of default has occurred and is continuing, the Corporation will not make any excess distributions except to enable the Corporation to continue to qualify as a REIT under the Code.  The Company was in compliance with its debt covenants under its unsecured term loan as of March 31, 2016.

9.      UNSECURED REVOLVING CREDIT FACILITY

The Company has a $600 million unsecured revolving credit facility with a group of 17 lenders.  The facility is expandable to $1 billion and matures in July 2017.  It has two six-month extension options each requiring the payment of a 7.5 basis point fee.  The interest rate on outstanding borrowings (not electing the Company’s competitive bid feature) and the facility fee on the current borrowing capacity payable quarterly in arrears are based upon the Operating Partnership’s unsecured debt ratings, as follows:

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

The terms of the unsecured facility include certain restrictions and covenants which limit, among other things the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties (to the extent that: (i) such property dispositions cause the Company to default on any of the financial ratios of the facility described below, or (ii) the property dispositions are completed while the Company is under an event of default under the facility, unless, under certain circumstances, such disposition is being carried out to cure such default), and which require compliance with financial ratios relating to the maximum leverage ratio (60 percent), the maximum amount of secured indebtedness (40 percent), the minimum amount of fixed charge coverage (1.5 times), the maximum amount of unsecured indebtedness (60 percent), the minimum amount of unencumbered property interest coverage (2.0 times) and certain investment limitations (generally 15 percent of total capitalization).  If an event of default has occurred and is continuing, the Corporation will not make any excess distributions except to enable the Corporation to continue to qualify as a REIT under the Code.  The Company was in compliance with its debt covenants under its revolving credit facility as of March 31, 2016.

As of March 31, 2016 and December 31, 2015, the Company had outstanding borrowings of $90 million and $155 million, respectively, under its unsecured revolving credit facility.

10.      MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties, land and development projects.  As of March 31, 2016, 24 of the Company’s properties, with a total carrying value of approximately $853 million, and four of the Company’s land and development projects, with a total carrying value of approximately $222 million, are encumbered by the Company’s mortgages and loans payable.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.  Except as noted below, the Company was in compliance with its debt covenants under its mortgages and loans payable as of March 31, 2016.

A summary of the Company’s mortgages, loans payable and other obligations as of March 31, 2016 and December 31, 2015 is as follows: (dollars in thousands)

		Effective		March 31,	December 31,
Property/Project Name	Lender	Rate (a)		2016	2015	Maturity
Port Imperial South (b)	Wells Fargo Bank N.A.	LIBOR+1.75%		-	$34,962	01/17/16
6 Becker, 85 Livingston,
75 Livingston & 20 Waterview	Wells Fargo CMBS	10.260%		$63,279	63,279	08/11/14	(c)
9200 Edmonston Road	Principal Commercial Funding L.L.C.	9.780%		3,793	3,793	05/01/15	(d)
4 Becker	Wells Fargo CMBS	9.550%		40,478	40,631	05/11/16
Curtis Center (e)	CCRE & PREFG	LIBOR+5.912%	(f)	64,000	64,000	10/09/16
Various (g)	Prudential Insurance	6.332%		142,983	143,513	01/15/17
150 Main St. (h)	Webster Bank	LIBOR+2.35%		16,103	10,937	03/30/17
23 Main Street	JPMorgan CMBS	5.587%		28,367	28,541	09/01/18
Harborside Plaza 5	The Northwestern Mutual Life	6.842%		216,738	217,736	11/01/18
	Insurance Co. & New York Life
	Insurance Co.
100 Walnut Avenue	Guardian Life Insurance Co.	7.311%		18,202	18,273	02/01/19
One River Center (i)	Guardian Life Insurance Co.	7.311%		41,698	41,859	02/01/19
Park Square	Wells Fargo Bank N.A.	LIBOR+1.872%	(j)	27,500	27,500	04/10/19
Port Imperial South 4/5 Retail	American General Life & A/G PC	4.559%		4,000	4,000	12/01/21
The Chase at Overlook Ridge	New York Community Bank	3.740%		72,500	-	02/01/23
Port Imperial South 4/5 Garage	American General Life & A/G PC	4.853%		32,600	32,600	12/01/29

Principal balance outstanding				772,241	731,624
Adjustment for unamortized debt discount				(222)	(548)
Unamortized deferred financing costs				(4,446)	(4,465)

Total mortgages, loans payable and other obligations, net				$767,573	$726,611

(a)
Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs, mark-to-market adjustment of acquired debt and other transaction costs, as applicable.

(b)	The loan was repaid in full at maturity, using borrowings from the Company's revolving credit facility.
(c)	Mortgage is cross collateralized by the four properties. On April 22, 2016, the loan was repaid for $51.5 million.
(d)
Excess cash flow, as defined, is being held by the lender for re-leasing costs.  The deed for the property was placed in escrow and is available to the lender in the event of default or non-payment at maturity.  The mortgage loan was not repaid at maturity on May 1, 2015.  The Company is in discussions with the lender regarding a further extension of the loan.

(e)
The Company owns a 50 percent tenants-in-common interest in the Curtis Center property.  The Company’s $64.0 million loan consists of its 50 percent interest in a $102 million senior loan with a current rate of 3.7311 percent at March 31, 2016 and its 50 percent interest in a $26 million mezzanine loan (with a maximum borrowing capacity of $48 million) with a current rate of 9.937 percent at March 31, 2016.  The senior loan rate is based on a floating rate of one-month LIBOR plus 329 basis points and the mezzanine loan rate is based on a floating rate of one-month LIBOR plus 950 basis points.  The Company has entered into LIBOR caps for the periods of the loans.  The loans provide for three one-year extension options.

(f)	The effective interest rate includes amortization of deferred financing costs of 1.362 percent.
(g)	Mortgage is cross collateralized by seven properties. The Company has agreed, subject to certain conditions, to guarantee repayment of $61.1 million of the loan.
(h)	This construction loan has a maximum borrowing capacity of $28.8 million.
(i)	Mortgage is collateralized by the three properties comprising One River Center.
(j)	The effective interest rate includes amortization of deferred financing costs of 0.122 percent.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED
Cash paid for interest for the three months ended March 31, 2016 and 2015 was $28,090,000 and $25,922,000, respectively.  Interest capitalized by the Company for the three months ended March 31, 2016 and 2015 was $4,561,000 and $3,607,000, respectively (which amounts included $1,458,000 and $1,256,000 for the three months ended March 31, 2016 and 2015, respectively, of interest capitalized on the Company’s investments in unconsolidated joint ventures which were substantially in development).

SUMMARY OF INDEBTEDNESS
As of March 31, 2016, the Company’s total indebtedness of $2,281,147,000 (weighted average interest rate of 4.95 percent) was comprised of $197,603,000 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 3.40 percent) and fixed rate debt and other obligations of $2,089,638,000 (weighted average rate of 5.10 percent).

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

Employees of the Corporation, who meet certain minimum age and service requirements, are eligible to participate in the Mack-Cali Realty Corporation 401(k) Savings/Retirement Plan (the “401(k) Plan”).  Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law.  The amounts contributed by employees are immediately vested and non-forfeitable.  The Corporation may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year.  Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Corporation at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Corporation.  All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year.  The assets of the 401(k) Plan are held in trust and a separate account is established for each participant.  A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Corporation.  Total expense recognized by the Company for the 401(k) Plan for the three months ended March 31, 2016 and 2015 was $237,000 and zero, respectively.

12.      DISCLOSURE OF FAIR VALUE OF ASSETS AND LIABILITIES

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the assets and liabilities at March 31, 2016 and December 31, 2015.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, receivables, notes receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of March 31, 2016 and December 31, 2015.

The fair value of the Company’s long-term debt, consisting of senior unsecured notes, an unsecured term loan, an unsecured revolving credit facility and mortgages, loans payable and other obligations aggregated approximately $2,299,752,000 and $2,150,507,000 as compared to the book value of approximately $2,269,287,000 and $2,145,393,000 as of March 31, 2016 and December 31, 2015, respectively.  The fair value of the Company’s long-term debt was categorized as a level 3 basis (as provided by ASC 820, Fair Value Measurements and Disclosures).  The fair value was estimated using a discounted cash flow analysis valuation based on the borrowing rates currently available to the Company for loans with similar terms and maturities.  The fair value of the mortgage debt and the unsecured notes was determined by discounting the future contractual interest and principal payments by a market rate.  Although the Company has determined that the majority of the inputs used to value its derivative financial instruments fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative financial instruments utilize level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments.  As a result, the Company has determined that its derivative financial instruments valuations in their entirety are classified in level 2 of the fair value hierarchy.

The fair value measurements used in the evaluation of the Company’s rental properties are considered to be Level 3 valuations within the fair value hierarchy, as there are significant unobservable inputs. Examples of inputs utilized in the fair value calculations include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, and third party broker information. For rental properties identified as held for sale, fair value measurements used represent estimated fair value of properties, less selling costs, based on contract prices when available.

Disclosure about fair value of assets and liabilities is based on pertinent information available to management as of March 31, 2016 and December 31, 2015.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2016 and current estimates of fair value may differ significantly from the amounts presented herein.

13.      COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS
Pursuant to agreements with certain municipalities, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties and has tax abatement agreements on other properties, as follows:

The Harborside Plaza 4-A agreement with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years.  The annual PILOT is equal to two percent of Total Project Costs, as defined.  Total Project Costs are $49.5 million.  The PILOT totaled $247,000 and $247,000 for the three months ended March 31, 2016 and 2015, respectively.

The Harborside Plaza 5 agreement, also with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years.  The annual PILOT is equal to two percent of Total Project Costs, as defined.  Total Project Costs are $170.9 million.  The PILOT totaled $854,000 and $854,000 for the three months ended March 31, 2016 and 2015, respectively.

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

GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of March 31, 2016, are as follows: (dollars in thousands)

Year	Amount
April 1 through December 31, 2016	$290
2017	267
2018	232
2019	235
2020	235
2021 through 2084	15,348

Total	$16,607

Ground lease expense incurred by the Company during the three months ended March 31, 2016 and 2015 amounted to $102,000 and $102,000, respectively.

CONSTRUCTION PROJECTS
The Company owns a 76.25 percent interest in a consolidated joint venture which is constructing a 108-unit multi-family development rental property located in Eastchester, New York (the “Eastchester Project”).  The project is expected to be ready for occupancy by the second quarter of 2016.  The Eastchester Project is estimated to cost a total of $50.0 million (of which development costs of $35.9 million have been incurred through March 31, 2016).  The venture has a $28.8 million construction loan (with $16.1 million outstanding as of March 31, 2016).  The Company expects to fund costs of approximately $20.9 million for the development of the project (of which, as of March 31, 2016, the Company has incurred $16.1 million of the development costs and estimates it will need to fund an additional $4.8 million for the completion of the project).

On April 1, 2015, the Company acquired vacant land in Worcester, Massachusetts to accommodate a two-phase development of the CitySquare Project for a purchase price of $3.1 million with an additional $1.25 million to be paid (which is accrued as of March 31, 2016), subject to certain conditions, in accordance with the terms of the purchase and sale agreement.  The first phase with 237 units started construction in the third quarter 2015 with anticipated initial deliveries in the second quarter 2017.  The Company has a construction loan with a maximum borrowing amount of $41.5 million (with no outstanding balance as of March 31, 2016).  Total development costs are estimated to be approximately $92.5 million (of which $10.6 million was incurred by the Company through March 31, 2016 and estimates it will need to fund an additional $40.4 million for the completion of the project).

On October 6, 2015, the Company entered into a joint venture partnership with XS Port Imperial Hotel, LLC (“XS”) to form XS Hotel Urban Renewal Associates LLC (“XS Hotel URA”) for the development and ownership of a 364-key dual branded hotel property located in Weehawken, New Jersey (“Port Imperial Hotel”).  Concurrently, the Company and XS entered into a separate joint venture partnership to form XS Hotel Associates, L.L.C. (“XS Hotel”) for the management and operations of the completed hotel development.  The Company holds a 90 percent interest and XS holds the remaining 10 percent interest in the consolidated joint ventures, XS Hotel URA and XS Hotel, with the Company having full and complete authority, power, and discretion to manage and control the ventures’ business, affairs, and property.  The construction of the Port Imperial Hotel is estimated to cost a total of $105.9 million.  The venture has a $94 million construction loan (with no outstanding balance as of March 31, 2016).  As of March 31, 2016, the Company incurred development costs of $4.7 million and estimates it will need to fund an additional $0.5 million for the completion of the project.

The Company owns developable land to accommodate a multi-phase development project of approximately 1,034-unit multi-family rental property located in Malden, Massachusetts.  The initial phase commenced construction of 292 units in the third quarter of 2015 (the “Chase II Project”).  The Chase II project is estimated to cost a total of $74.9 million (of which the Company has incurred $26.4 million through March 31, 2016) and is expected to be ready for occupancy by second quarter of 2017.  The Company has a construction loan with a maximum borrowing amount of $48 million (with no outstanding balance as of March 31, 2016).  The Company estimates it will need to fund additional costs of $0.5 million for the completion of the Chase II Project.

The Company owns an office property that it repurposed for residential use.  The 197-unit multi-family development project, which is located in Morris Plains, New Jersey (“Signature Place Project”), is expected to be ready for occupancy by the fourth quarter of 2017. The Signature Place Project, which is estimated to cost a total of $61.4 million (of which development costs of $5.1 million have been incurred through March 31, 2016) is expected to be funded by a $42 million construction loan.  The Company expects to fund costs of approximately $19.4 million for the development of the project, of which the Company has incurred $4.7 million as of March 31, 2016.

The Company owns an 85 percent interest in a consolidated joint venture, which is constructing a 296-unit multi-family development rental property located in East Boston, Massachusetts (“Portside 5/6 Project”).  The project is expected to be ready for occupancy by the first quarter of 2018.  The Portside 5/6 Project, which is estimated to cost a total of $112.4 million (of which development costs of $8.5 million have been incurred through March 31, 2016), is expected to be funded by a $73 million construction loan.  The Company expects to fund costs of approximately $33.5 million for the development of the project, of which the Company has incurred $6.2 million as of March 31, 2016.

OTHER
Through February 2016, the Company could not dispose of or distribute certain of its properties which were originally contributed by certain unrelated common unitholders of the Operating Partnership, without the express written consent of such common unitholders, as applicable, except in a manner which did not result in recognition of any built-in-gain (which could result in an income tax liability) or which reimbursed the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions did not apply in the event that the Company sold all of its properties or in connection with a sale transaction which the Corporation’s Board of Directors determined was reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expired as of February 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Corporation’s Board of Directors; David S. Mack, director of the Corporation; and Earle I. Mack, a former director of the Corporation); the Robert Martin Group (which includes Robert F. Weinberg, a former director of the Corporation and current member of its Advisory Board), and the Cali Group (which includes John R. Cali, a former director of the Corporation and current member of its Advisory Board).  As of March 31, 2016, 117 of the Company’s properties, with an aggregate net book value of approximately $1.3 billion, have lapsed restrictions and are subject to these conditions.

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

Future minimum rentals to be received under non-cancelable commercial operating leases at March 31, 2016 are as follows (dollars in thousands):

Year	Amount
April 1 through December 31, 2016	$344,351
2017	435,004
2018	361,934
2019	299,626
2020	259,333
2021 and thereafter	1,048,288

Total	$2,748,536

Multi-family rental property residential leases are excluded from the above table as they generally expire within one year.

15.      MACK-CALI REALTY, L.P.’S PARTNERS’ CAPITAL

Partners’ Capital in the accompanying consolidated financial statements relates to (a) General Partners’ capital consisting of common units in the Company held by the General Partner, and (b) Limited Partners’ capital consisting of common units and LTIP Units held by the limited partners.

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

STOCK OPTION PLANS
In May 2013, the Corporation established the 2013 Incentive Stock Plan (the “2013 Plan”) under which a total of 4,600,000 shares have been reserved for issuance.  In September 2000, the Corporation established the 2000 Employee Stock Option Plan (“2000 Employee Plan”) and the Amended and Restated 2000 Director Stock Option Plan (“2000 Director Plan” and together with the 2000 Employee Plan, the “2000 Plans”).  In May 2002, shareholders of the Corporation approved amendments to both of the 2000 Plans to increase the total shares reserved for issuance under both of the 2000 Plans from 2,700,000 to 4,350,000 shares of the Corporation’s common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan).  As the 2000 Plans expired in 2010, stock options may no longer be issued under those plans.  Stock options granted under the 2000 Employee Plan became exercisable over a five-year period.  All stock options granted under the 2000 Director Plan became exercisable in one year.  All options were granted at the fair market value at the dates of grant and have terms of 10 years.  As of March 31, 2016 and December 31, 2015, the stock options outstanding had a weighted average remaining contractual life of approximately 9.2 and 9.4 years, respectively.

On June 5, 2015, in connection with employment agreements entered into with each of Messrs. Rudin and DeMarco (together, the “Executive Employment Agreements”), the Corporation granted options to purchase a total of 800,000 shares of the Corporation’s common stock, exercisable for a period of ten years with an exercise price equal to the closing price of the Corporation’s common stock on the grant date of $17.31 per share, with 400,000 of such options vesting in three equal annual installments commencing on the first anniversary of the grant date (“Time Vesting Options”), and 400,000 of such options vesting if the Corporation’s common stock trades at or above $25.00 per share for 30 consecutive trading days while the executive is employed (“Price Vesting Options”), or on or before June 30, 2019, subject to certain conditions.

Information regarding the Corporation’s stock option plans is summarized below:

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Exercise	Value
	Under Options	Price	$(000’s)
Outstanding at January 1, 2016	805,000	$17.33	$4,843
Lapsed or Cancelled	-	-
Outstanding at March 31, 2016 ($17.31 – $21.25)	805,000	$17.33	$4,963
Options exercisable at March 31, 2016	5,000
Available for grant at March 31, 2016	2,722,338

There were no stock options exercised under all stock option plans for the three months ended March 31, 2016 and 2015, respectively.  The Corporation has a policy of issuing new shares to satisfy stock option exercises.

The Company recognized stock options expense of $183,000 and $1,000 for the three months ended March 31, 2016 and 2015, respectively.

RESTRICTED STOCK AWARDS
The Corporation has issued stock awards (“Restricted Stock Awards”) to officers, certain other employees, and non-employee members of the Board of Directors of the Corporation, which allow the holders to each receive a certain amount of shares of the Corporation’s common stock generally over a one to seven-year vesting period, of which 90,090 unvested shares were legally outstanding at March 31, 2016.  Vesting of the Restricted Stock Awards issued to executive officers and certain other employees is based on time and service.

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

Information regarding the Restricted Stock Awards grant activity is summarized below:

		Weighted-Average
		Grant – Date
	Shares	Fair Value
Outstanding at January 1, 2016	136,220	$19.36
Granted	36,870	21.70
Vested	(45,449)	19.16
Outstanding at March 31, 2016	127,641	$20.11

As of March 31, 2016, the Company had $1.3 million of total unrecognized compensation cost related to unvested Restricted Stock Awards granted under the Corporation’s stock compensation plans.  That cost is expected to be recognized over a weighted average period of 0.8 years.

PERFORMANCE SHARE UNITS
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

The Corporation has reserved shares of common stock under the 2013 Plan for issuance upon vesting of the PSUs in accordance with their terms and conditions.

As of March 31, 2016, the Company had $1.1 million of total unrecognized compensation cost related to unvested PSUs granted under the Corporation’s stock compensation plans.  That cost is expected to be recognized over a weighted average period of 2.2 years.

LONG-TERM INCENTIVE PLAN AWARDS
On March 8, 2016, the Company granted Long-Term Incentive Plan (“LTIP”) awards to senior management of the Corporation, including all of the Corporation’s executive officers (the “2016 LTIP Awards”). All of the 2016 LTIP Awards were in the form of units in the Operating Partnership (“LTIP Units”) and constitute awards under the 2013 Plan. For Messrs. Rudin, DeMarco and Tycher, approximately 25 percent of the target 2016 LTIP Award was in the form of a time-based award that will vest after three years on March 8, 2019 (the “2016 TBV LTIP Units”), and the remaining approximately 75 percent of the target 2016 LTIP Award was in the form of a performance-based award under a new Outperformance Plan (the “2016 OPP”) adopted by the Corporation’s Board of Directors consisting of a multi-year, performance-based equity compensation plan and related forms of award agreement (the “2016 PBV LTIP Units”). For all other executive officers, approximately 40 percent of the target 2016 LTIP Award was in the form of 2016 TBV LTIP Units and the remaining approximately 60 percent of the target 2016 LTIP Award was in the form of 2016 PBV LTIP Units.

The 2016 OPP is designed to align the interests of senior management to relative and absolute performance of the Corporation over a three-year performance period from March 8, 2016 through March 7, 2019. The senior management team that received 2016 LTIP Awards includes the Corporation’s eight executive officers.  Participants in the 2016 OPP will only earn the full awards if, over the three-year performance period, the Corporation achieves a 50 percent absolute total stockholder return (“TSR”) and if the Corporation is in the 75th percentile of performance versus the NAREIT Office Index.

LTIP Units will remain subject to forfeiture depending on the extent that the 2016 LTIP Awards vest. The number of LTIP Units to be issued initially to recipients of the 2016 PBV LTIP Awards is the maximum number of LTIP Units that may be earned under the awards. The number of LTIP Units that actually vest for each award recipient will be determined at the end of the performance measurement period. TSR for the Corporation and for the Index over the three-year measurement period and other circumstances will determine how many LTIP Units vest for each recipient; if they are fewer than the number issued initially, the balance will be forfeited as of the performance measurement date.

Prior to vesting, recipients of LTIP Units will be entitled to receive per unit distributions equal to one-tenth (10 percent) of the regular quarterly distributions payable on a common unit of limited partnership interest in the Operating Partnership (a “common unit”), but will not be entitled to receive any special distributions. Distributions with respect to the other nine-tenths (90 percent) of regular quarterly distributions payable on a common unit will accrue but shall only become payable upon vesting of the LTIP Unit. After vesting of the 2016 TBV LTIP Units or the end of the measurement period for the 2016 PBV LTIP Units, the number of LTIP Units, both vested and unvested, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on a common unit.

The Company granted a total of 499,756 PBV LTIP Units and 157,617 TBV LTIP Units.  The LTIP Units were valued in accordance with ASC 718 – Stock Compensation, at their fair value. The Corporation has reserved shares of common stock under the 2013 Plan for issuance upon vesting and conversion of the LTIP Units in accordance with their terms and conditions.

As of March 31, 2016, the Company had $8.7 million of total unrecognized compensation cost related to unvested 2016 LTIP Awards granted under the Corporation’s stock compensation plans.  That cost is expected to be recognized over a weighted average period of 3.4 years.

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

During the three months ended March 31, 2016 and 2015, 4,373 and 5,002 deferred stock units were earned, respectively.  As of March 31, 2016 and December 31, 2015, there were 182,463 and 178,039 deferred stock units outstanding, respectively.

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

LTIP Units
On March 8, 2016, the Company granted 2016 LTIP awards to senior management of the Corporation, including all of the Corporation’s executive officers. All of the 2016 LTIP Awards will be in the form of units in the Operating Partnership (“LTIP Units”).  See description of Long-Term Incentive Plan Awards earlier in this footnote.

LTIP Units are designed to qualify as “profits interests” in the Operating Partnership for federal income tax purposes.  As a general matter, the profits interests characteristics of the LTIP Units mean that initially they will not be economically equivalent in value to a common unit.  If and when events specified by applicable tax regulations occur, LTIP Units can over time increase in value up to the point where they are equivalent to common units on a one-for-one basis.  After LTIP Units are fully vested, and to the extent the special tax rules applicable to profits interests have allowed them to become equivalent in value to common units, LTIP Units may be converted on a one-for-one basis into common units. Common units in turn have a one-for-one relationship in value with shares of the Corporation’s common stock, and are redeemable on a one-for-one basis for cash or, at the election of the Company, shares of the Corporation’s common stock.

EARNINGS PER UNIT
Basic EPU excludes dilution and is computed by dividing net income available to common unitholders by the weighted average number of units outstanding for the period.  Diluted EPU reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following information presents the Company’s results for the three months ended March 31, 2016 and 2015 in accordance with ASC 260, Earnings Per Share: (dollars in thousands, except per unit amounts)

	Three Months Ended
	March 31,
Computation of Basic EPU	2016	2015
Net income (loss)	$68,769	$(3,325)
Add: Noncontrolling interest in consolidated joint ventures	706	490
Net income (loss) available to common unitholders	$69,475	$(2,835)

Weighted average common units	100,230	100,266

Basic EPU:
Net income (loss) available to common unitholders	$0.69	$(0.03)

	Three Months Ended
	March 31,
Computation of Diluted EPU	2016	2015
Net income (loss) available to common unitholders	$69,475	$(2,835)

Weighted average common unit	100,315	100,266

Diluted EPU:
Net income (loss) available to common unitholders	$0.69	$(0.03)

The following schedule reconciles the units used in the basic EPU calculation to the units used in the diluted EPU calculation: (in thousands)

	Three Months Ended
	March 31,
	2016	2015
Basic EPU units	100,230	100,266
Add: Restricted Stock Awards	56	-
Stock Options	29	-
Diluted EPU units	100,315	100,266

Contingently issuable shares under the PSUs and Price Vesting Options were excluded from the denominator in 2016 and 2015 because the criteria had not been met for the period ended March 31, 2016.  Not included in the computations of diluted EPU were 5,000 and 10,000 stock options as such securities were anti-dilutive during the periods ended March 31, 2016 and 2015, respectively.  Also not included in the computations of diluted EPU were all of the LTIP Units as such securities were anti-dilutive during the periods.  Unvested restricted stock outstanding as of March 31, 2016 and 2015 were 90,090 and 103,337 shares, respectively.

Distributions declared per common unit for each of the three month periods ended March 31, 2016 and 2015 was $0.15 per unit.

16.           NONCONTROLLING INTERESTS IN CONSOLIDATED JOINT VENTURES

The Company consolidates certain joint ventures in which it has ownership interests.  Various entities and/or individuals hold noncontrolling interests in these ventures.

The following table reflects the activity of noncontrolling interests in consolidated joint ventures for the three months ended March 31, 2016 and 2015, respectively (dollars in thousands):

	Three Months Ended
	March 31,
	2016	2015
Balance at January 1	$57,141	$55,057
Net income (loss)	(706)	(490)
Increase in noncontrolling interests	997	94
Balance at March 31	$57,432	$54,661

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

17.      SEGMENT REPORTING

The Company operates in three business segments: (i) commercial and other real estate, (ii) multi-family real estate, and (iii) multi-family services.  The Company provides leasing, property management, acquisition, development, construction and tenant-related services for its commercial and other real estate and multi-family real estate portfolio.  The Company’s multi-family services business also provides similar services for third parties.  The Company no longer considers construction services as a reportable segment as it phased out this line of business in 2014.  The Company had no revenues from foreign countries recorded for the three months ended March 31, 2016 and 2015.  The Company had no long lived assets in foreign locations as of March 31, 2016 and December 31, 2015.  The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties in each of its real estate segments (commercial and other, and multi-family) and from its multi-family services segment.

Selected results of operations for the three months ended March 31, 2016 and 2015 and selected asset information as of March 31, 2016 and December 31, 2015 regarding the Company’s operating segments are as follows.  Amounts for prior periods have been restated to conform to the current period segment reporting presentation: (dollars in thousands)

	Real Estate
	Commercial		Multi-family		Corporate	Total
	& Other	Multi-family	Services		& Other (d)	Company
Total revenues:
Three months ended:
March 31, 2016	$136,952	$8,986	$8,727	(e)	$(1,742)	$152,923
March 31, 2015	139,759	6,584	8,232	(f)	(860)	153,715

Total operating and
interest expenses (a):
Three months ended:
March 31, 2016	$65,955	$5,415	$10,820	(g)	$26,103	$108,293
March 31, 2015	72,198	3,321	9,655	(h)	27,679	112,853

Equity in earnings (loss) of
unconsolidated joint ventures:
Three months ended:
March 31, 2016	$(1,926)	$(1,231)	$1,603		$-	$(1,554)
March 31, 2015	(1,368)	(2,161)	-		-	(3,529)

Net operating income (loss) (b):
Three months ended:
March 31, 2016	$69,071	$2,340	$(490)		$(27,845)	$43,076
March 31, 2015	66,193	1,102	(1,423)		(28,539)	37,333

Total assets:
March 31, 2016	$3,136,311	$955,980	$11,039		$125,120	$4,228,450
December 31, 2015	3,166,577	836,020	9,831		41,535	4,053,963

Total long-lived assets (c):
March 31, 2016	$2,848,674	$703,605	$3,623		$(2,649)	$3,553,253
December 31, 2015	2,886,583	577,705	3,670		(1,531)	3,466,427

Total investments in
unconsolidated joint ventures:
March 31, 2016	$78,052	$224,631	$964		$-	$303,647
December 31, 2015	76,140	225,850	1,467		-	303,457

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

(e)	Includes $2.7 million of fees and salary reimbursements earned for this period from the multi-family real estate segment, which are eliminated in consolidation.
(f)	Includes $1.2 million of fees and salary reimbursements earned for this period from the multi-family real estate segment, which are eliminated in consolidation.
(g)	Includes $1.4 million of management fees and salary reimbursement expenses for this period from the multi-family real estate segment, which are eliminated in consolidation.
(h)	Includes $0.9 million of management fees and salary reimbursement expenses for this period from the multi-family real estate segment, which are eliminated in consolidation.

The following schedule reconciles net operating income to net income available to common unitholders: (dollars in thousands)

	Three Months Ended
	March 31,
	2016	2015
Net operating income	$43,076	$37,333
Add (deduct):
Depreciation and amortization	(43,063)	(40,802)
Gain on change of control of interests	10,156	-
Realized gains on disposition of
rental property, net	58,600	144
Net income (loss)	68,769	(3,325)
Noncontrolling interest in consolidated joint ventures	706	490
Net income (loss) available to common unitholders	$69,475	$(2,835)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of Mack-Cali Realty, L.P. and the notes thereto (collectively, the “Financial Statements”).  Certain defined terms used herein have the meaning ascribed to them in the Financial Statements.

Executive Overview

Mack-Cali Realty Corporation together with its subsidiaries, (the “Corporation” or the “General Partner”) is one of the largest real estate investment trust (REITs) in the United States.  Mack-Cali Realty, L.P. (“the Company” or “Operating Partnership”) has been involved in all aspects of commercial real estate development, management and ownership for over 60 years and the Corporation has been a publicly-traded REIT since 1994.  As of March 31, 2016, the Company owns or has interests in 273 properties (collectively, the “Properties”), consisting of 145 office and 109 flex properties, totaling approximately 29.7 million square feet, leased to approximately 1,900 commercial tenants and 19 multi-family rental properties containing 5,644 residential units.  The Properties are located primarily in the Northeast, some with adjacent, Company-controlled developable land sites able to accommodate up to 5.3 million square feet of additional commercial space and 10,800 apartment units.

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

Of the Company’s 10 core office markets, several have recently shown signs of improvement while others have stabilized.  The percentage leased in the Company’s consolidated portfolio of stabilized operating commercial properties aggregating 24 million, 24 million and 25 million square feet at March 31, 2016, December 31, 2015 and March 31, 2015, respectively, was 87.2 percent leased at March 31, 2016 as compared to 86.2 percent leased at December 31, 2015 and 84.3 percent leased at March 31, 2015.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.  Leases that expired at March 31, 2016, December 31, 2015 and March 31, 2015 aggregate 159,415, 69,522 and 558,288 square feet, respectively, or 0.7, 0.3 and 2.2 percentage of the net rentable square footage, respectively.  Rental rates (including escalations) on the Company’s commercial space that was renewed (based on first rents payable) during the three months ended March 31, 2016 (on 639,464 square feet of renewals) increased an average of 10.1 percent compared to rates that were in effect under the prior leases, as compared to a 6.3 percent decrease during the three months ended March 31, 2015 (on 383,774 square feet of renewals).  Estimated lease costs for the renewed leases during the three months ended March 31, 2016 averaged $5.66 per square foot per year for a weighted average lease term of 6.8 years and estimated lease costs for the renewed leases during the three months ended March 31, 2015 averaged $2.01 per square foot per year for a weighted average lease term of 2.9 years.  The Company has achieved positive leasing results in its core markets recently.  It believes that commercial vacancy rates may decrease and commercial rental rates may increase in some of its markets in 2016 and possibly beyond.  As of March 31, 2016, commercial leases which comprise approximately 5.5 and 16.8 percent of the Company’s annualized base rent are scheduled to expire during the years ended December 31, 2016 and 2017, respectively.  With the positive leasing results the Company has achieved in many of its markets recently, the Company believes that rental rates it is likely to achieve on new leases will generally be, on average, not lower than rates currently being paid.  Although the Company has recently achieved positive leasing activity, primarily in its core markets, if the recent leasing results do not prove to be sustaining during 2016 and beyond, the Company’s rental rates it may achieve on new leases may be lower than the rates currently being paid, resulting in the potential for less revenue from the same space.

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

The Company believes that there is a potential for Moody’s or Standard & Poor’s to lower their current investment grade ratings on the Company’s senior unsecured debt to sub-investment grade.  Amongst other things, any such downgrade by both Moody’s and Standard & Poor’s will increase the current interest rate on outstanding borrowings under the Company’s $600 million unsecured revolving credit facility from LIBOR plus 130 basis points to LIBOR plus 170 basis points and the annual credit facility fee it pays will increase from 30 to 35 basis points.  Additionally, any such downgrade would increase the current interest rate on the Company’s $350 million unsecured term loan from LIBOR plus 140 basis points to LIBOR plus 185 points.  In this case, the Company could elect to utilize the leverage grid pricing available under the unsecured term loan, which would result in an interest rate of LIBOR plus 155 basis points at the Company’s current total leverage ratio.  In addition, a downgrade in its ratings to sub-investment grade would result in higher interest rates on senior unsecured debt that the Company may issue in the future as compared to issuing such debt with investment grade ratings.

The remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand our:

•	recent transactions;
•	critical accounting policies and estimates;
•	results from operations for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015 and
•	liquidity and capital resources.

Recent Transactions

Acquisitions
On January 5, 2016, the Company, which held a 50 percent subordinated interest in the unconsolidated joint venture, Overlook Ridge Apartment Investors LLC, a 371-unit multi-family operating property located in Malden, Massachusetts, acquired the remaining interest for $39.8 million in cash plus the assumption of a first mortgage loan secured by the property with a principal balance of $52.7 million.  The cash portion of the acquisition was funded primarily through borrowings under the Company’s unsecured revolving credit facility.  Upon acquisition, the Company consolidated the asset and accordingly, remeasured its equity interests, as required by the FASB’s consolidation guidance, at fair value (based upon the income approach using current rates and market cap rates and discount rates).  As a result, the Company recorded a gain on change of control of interests of $10.2 million in the three months ended March 31, 2016.  On January 19, 2016, the Company repaid the assumed loan and obtained a new loan secured by the property in the amount of $72.5 million, which bears interest at 3.625 percent and matures in February 2023.  See Note 10: Mortgages, Loans Payable and Other Obligations.

On April 1, 2016, the Company, which held a 50 percent interest in the unconsolidated Portside Apts LLC, acquired the equity interests of one of its joint venture partners for $38.1 million in cash plus the assumption of a first mortgage loan secured by the property with a principal balance of $42.5 million and interest at LIBOR plus 250 basis points maturing in December 2017.  The cash portion of the acquisition was funded primarily through borrowings under the Company’s unsecured revolving credit facility.  As a result, the Company increased its ownership to 85 percent of the 175-unit operating multi-family property located in East Boston, Massachusetts.

Also on April 1, 2016, the Company bought out a partner for $11.3 million and increased its subordinated interest in PruRose Riverwalk G, L.L.C. from 25 percent to 50 percent using borrowings on the Company’s unsecured credit facility.  PruRose Riverwalk G, L.L.C., owns a 316-unit operating multi-family property located in Weehawken, New Jersey.

On April 22, 2016, the Company entered into an agreement to acquire a 566,000 square-foot office property located in Hoboken, New Jersey, for approximately $235 million, subject to certain conditions.  The acquisition is expected to be completed in the second quarter of 2016.

Dispositions
The Company disposed of the following office properties during the three months ended March 31, 2016 (dollars in thousands):

				Rentable	Net	Net
Disposition			# of	Square	Sales	Book	Realized
Date	Property/Address	Location	Bldgs.	Feet	Proceeds	Value	Gain (loss)
03/11/16	2 Independence Way (a)	Princeton, New Jersey	1	67,401	$4,119	$4,283	$(164)
03/24/16	1201 Connecticut Avenue, NW	Washington, D.C.	1	169,549	90,591	31,827	58,764

Totals			2	236,950	$94,710	$36,110	$58,600

(a)  The Company recorded an impairment charge of $3.2 million on this property during the year ended December 31, 2015 as it estimated that the carrying value of the property may not be recoverable over its anticipated holding period.

Rental Properties Held for Sale
During the three months ended March 31, 2016, the Company signed agreements to dispose of two office properties totaling approximately 683,000 square feet, located at 1400 L Street, NW in Washington, D.C. and 125 Broad Street in New York, New York, subject to certain conditions.  The total estimated sales proceeds expected from the two separate sales are approximately $272 million.  The dispositions are expected to be completed in the second quarter of 2016.  The Company identified these properties as held for sale at March 31, 2016.

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

On January 1, 2016, the Company adopted accounting guidance under ASC 810, Consolidation, modifying the analysis it must perform to determine whether it should consolidate certain types of legal entities.  The guidance does not amend the existing disclosure requirements for variable interest entities or voting interest model entities.  The guidance, however, modified the requirements to qualify under the voting interest model.  Under the revised guidance, the Operating Partnership will be a variable interest entity of the parent company, Mack-Cali Realty Corporation.  As the Operating Partnership is already consolidated in the balance sheets of Mack-Cali Realty Corporation, the identification of this entity as a variable interest entity has no impact on the consolidated financial statements of Mack-Cali Realty Corporation.  There were no other legal entities qualifying under the scope of the revised guidance that were consolidated as a result of the adoption.

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

Rental Property:
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Acquisition-related costs are expensed as incurred.   Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Interest capitalized by the Company for the three months ended March 31, 2016 and 2015 was $4.6 million and $3.6 million, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

Results From Operations

The following comparisons for the three months ended March 31, 2016 (“2016”), as compared to the three months ended March 31, 2015 (“2015”), make reference to the following:  (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Company at December 31, 2014, excluding properties that were sold, disposed of, removed from service, or being redeveloped or repositioned from January 1, 2015 through March 31, 2016; (ii) the effect of the “Acquired Properties,” which represent all properties acquired by the Company or commencing initial operations from January 1, 2015 through March 31, 2016 and (iii) the effect of “Properties Sold,” which represent properties sold, disposed of, or removed from service (including properties being redeveloped or repositioned) by the Company from January 1, 2015 through March 31, 2016.  During 2016 and 2015, three office properties, aggregating 582,523 square feet, were removed from service as they were being redeveloped by the Company.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

	Three Months Ended
	March 31,		Dollar	Percent
(dollars in thousands)	2016	2015	Change	Change
Revenue from rental operations and other:
Base rents	$126,387	$123,793	$2,594	2.1%
Escalations and recoveries from tenants	14,961	18,399	(3,438)	(18.7)
Parking income	3,156	2,542	614	24.2
Other income	1,607	1,337	270	20.2
Total revenues from rental operations	146,111	146,071	40	0.0

Property expenses:
Real estate taxes	23,226	22,452	774	3.4
Utilities	13,578	17,575	(3,997)	(22.7)
Operating services	26,732	28,228	(1,496)	(5.3)
Total property expenses	63,536	68,255	(4,719)	(6.9)

Non-property revenues:
Real estate services	6,812	7,644	(832)	(10.9)
Total non-property revenues	6,812	7,644	(832)	(10.9)

Non-property expenses:
Real estate services expenses	6,846	6,639	207	3.1
General and administrative	12,249	11,011	1,238	11.2
Depreciation and amortization	43,063	40,802	2,261	5.5
Total non-property expenses	62,158	58,452	3,706	6.3
Operating income (loss)	27,229	27,008	221	0.8
Other (expense) income:
Interest expense	(24,993)	(27,215)	2,222	8.2
Interest and other investment income (loss)	(669)	267	(936)	(350.6)
Equity in earnings (loss) of unconsolidated joint ventures	(1,554)	(3,529)	1,975	56.0
Gain on change of control of interests	10,156	-	10,156	-
Realized gains (losses) on disposition
of rental property, net	58,600	144	58,456	40,594.4
Total other (expense) income	41,540	(30,333)	71,873	236.9
Net income (loss)	68,769	(3,325)	72,094	2,168.2
Noncontrolling interest in consolidated joint ventures	706	490	216	44.1
Net income (loss) available to common unitholders	$69,475	$(2,835)	$72,310	2,550.6%

The following is a summary of the changes in revenue from rental operations and property expenses in 2016 as compared to 2015 divided into Same-Store Properties, Acquired Properties and Properties Sold in 2015 and 2016 (dollars in thousands):

	Total		Same-Store		Acquired		Properties
	Company		Properties		Properties		Sold in 2015 and 2016
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change	Change	Change
Revenue from rental
operations and other:
Base rents	$2,594	2.1%	$4,544	3.7%	$3,521	2.8%	$(5,471)	(4.4)%
Escalations and recoveries
from tenants	(3,438)	(18.7)	(3,070)	(16.7)	172	0.9	(540)	(2.9)
Parking income	614	24.2	324	12.8	295	11.6	(5)	(0.2)
Other income	270	20.2	357	26.7	(81)	(6.1)	(6)	(0.4)
Total	$40	0.0%	$2,155	1.4%	$3,907	2.7%	$(6,022)	(4.1)%

Property expenses:
Real estate taxes	$774	3.4%	$362	1.6%	$925	4.1%	$(513)	(2.3)%
Utilities	(3,997)	(22.7)	(4,062)	(23.1)	371	2.1	(306)	(1.7)
Operating services	(1,496)	(5.3)	(1,766)	(6.2)	540	1.9	(270)	(1.0)
Total	$(4,719)	(6.9)%	$(5,466)	(8.0)%	$1,836	2.7%	$(1,089)	(1.6)%

OTHER DATA:
Number of Consolidated Properties	222		220		2		11
Commercial Square feet (in thousands)	23,975		23,779		196		1,510
Multi-family portfolio (number of units)	1,672		1,301		371		-

Base rents. Base rents for the Same-Store Properties increased $4.5 million, or 3.7 percent, for 2016 as compared to 2015, due primarily to a 240 basis point increase in the average same store percent leased to 86.8 percent from 84.4 percent, and a $0.21 increase in average annual rents per square foot to $22.36 from $22.15 for 2016 as compared to 2015.

Escalations and recoveries. Escalations and recoveries from tenants for the Same-Store Properties decreased $3.1 million, or 16.7 percent, for 2016 over 2015 due primarily to significantly lower utility and operating expenses to recover in 2016.

Parking income. Parking income for the Same-Store Properties increased $0.3 million, or 12.8 percent, for 2016 as compared to 2015 due primarily to increased usage.

Other income. Other income for the Same-Store Properties increased $0.4 million, or 26.7 percent, for 2016 as compared to 2015, due primarily to various small one-time items in 2016.

Real estate taxes. Real estate taxes on the Same-Store Properties increased $0.4 million, or 1.6 percent, for 2016 as compared to 2015.  The change in real estate taxes principally results from a decrease in tax appeal proceeds received in 2016 as compared to 2015.  Real estate taxes, without the effect of net tax appeal proceeds, were relatively unchanged for 2016 as compared to 2015.

Utilities. Utilities for the Same-Store Properties decreased $4.1 million, or 23.1 percent, for 2016 as compared to 2015, due primarily to decreased electricity rates and usage in 2016 as compared to 2015 on account of a mild winter in 2016.

Operating Services. Operating services for the Same-Store Properties decreased $1.8 million, or 6.2 percent, due primarily to a decrease in snow removal costs in 2016 as compared to 2015 on account of a mild winter in 2016.

Real estate services revenue. Real estate services revenue (primarily reimbursement of property personnel costs) decreased $0.8 million, or 10.9 percent, for 2016 as compared to 2015, due primarily to decreased third party development and management activity in multi-family services in 2016 as compared to 2015.

Real estate services expense. Real estate services expense increased $0.2 million, or 3.1 percent, for 2016 as compared to 2015, due primarily to increased compensation and related costs.

General and administrative. General and administrative expenses increased $1.2 million in 2016 as compared to 2015, due primarily to an increase in stock compensation expense in 2016 as compared to 2015.

Depreciation and amortization. Depreciation and amortization increased $2.3 million, or 5.5 percent, for 2016 over 2015.  This increase was due primarily to depreciation in 2016 on the Acquired Properties, as well as accelerated depreciation in 2016 for properties being removed from service.

Interest expense. Interest expense decreased $2.2 million, or 8.2 percent, for 2016 as compared to 2015.  This decrease was primarily the result of lower average interest rates due to expiring debt in 2015 and early January of 2016.

Interest and other investment income. Interest and other investment income decreased $0.9 million, or 350.6 percent, for 2016 as compared to 2015.  This was primarily the result of a valuation mark-to-market loss for an interest rate swap entered into in 2016.

Equity in earnings (loss) of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures increased $2.0 million, or 56.0 percent, for 2016 as compared to 2015.  The increase was due primarily to a decreased loss of $0.9 million from the Keystone TriState venture for 2016 as compared to 2015 and a loss in 2015 of $0.7 million from the Portside at Pier One-Building 7 venture.

Realized gains (losses) on disposition of rental property, net. The Company had realized gains on disposition of rental property of $58.6 million in 2016 and $0.1 million in 2015.  See Note 3: Recent Transactions – to the Financial Statements.

Net income (loss). Net income increased to $68.8 million in 2016 from a loss of $3.3 million in 2015.  The increase of $72.1 million was due to the factors discussed above.

Net income (loss) available to common unitholders. Net income available to common unitholders increased $72.3 million from a loss of $2.8 million in 2015 to income of $69.5 million in 2016.  The increase was primarily due to an increase in net income of $72.1 million for 2016 as compared to 2015 and an increase in noncontrolling interest in consolidated joint ventures of $0.2 million for 2016 as compared to 2015.

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

Construction Projects:
On May 21, 2014, the Company entered into a joint venture agreement with Ironstate Harborside-A LLC (“ISA”) to form Harborside Unit A Urban Renewal, L.L.C. (“URL-Harborside”), a newly-formed joint venture that will develop, own and operate a high-rise tower of approximately 763 multi-family apartment units above a parking pedestal to be located on land contributed by the Company at its Harborside complex in Jersey City, New Jersey (the “URL Project”).  The Company owns an 85 percent interest in URL-Harborside and the remaining interest is owned by ISA, with shared control over major decisions such as approval of budgets, property financings and leasing guidelines.  The construction of the URL Project is estimated to cost a total of approximately $320 million (of which development costs of $238.1 million have been incurred by URL-Harborside through March 31, 2016).  The URL Project is projected to be ready for occupancy by the fourth quarter of 2016.  The venture has a construction/permanent loan with a maximum borrowing amount of $192 million (with $92.9 million outstanding as of March 31, 2016).  The Company does not expect to fund any future development costs of the project, as future development costs will be funded by using the loan financing.

The Company owns a 76.25 percent interest in a consolidated joint venture which is constructing a 108-unit multi-family development rental property located in Eastchester, New York (the “Eastchester Project”).  The project is expected to be ready for occupancy by the second quarter of 2016.  The Eastchester Project is estimated to cost a total of $50.0 million (of which development costs of $35.9 million have been incurred through March 31, 2016).  The venture has a $28.8 million construction loan (with $16.1 million outstanding as of March 31, 2016).  The Company expects to fund approximately $20.9 million for the development of the project (of which, as of March 31, 2016, the Company has incurred $16.1 million of the development costs and estimates it will need to fund an additional $4.8 million for the completion of the project).

On April 1, 2015, the Company acquired vacant land in Worcester, Massachusetts to accommodate a two-phase development of the CitySquare Project for a purchase price of $3.1 million with an additional $1.25 million to be paid (which is accrued as of March 31, 2016), subject to certain conditions, in accordance with the terms of the purchase and sale agreement.  The first phase with 237 units started construction in the third quarter 2015 with anticipated initial deliveries in the second quarter 2017.  The Company has a construction loan with a maximum borrowing amount of $41.5 million (with no outstanding balance as of March 31, 2016).   Total development costs are estimated to be approximately $92.5 million (of which $10.6 million was incurred by the Company through March 31, 2016 and estimates it will need to fund an additional $40.4 million for the completion of the project).

On October 6, 2015, the Company entered into a joint venture partnership with XS Port Imperial Hotel, LLC (“XS”) to form XS Hotel Urban Renewal Associates LLC (“XS Hotel URA”) for the development and ownership of a 364-key dual branded hotel property located in Weehawken, New Jersey (“Port Imperial Hotel”).  Concurrently, the Company and XS entered into a separate joint venture partnership to form XS Hotel Associates, L.L.C. (“XS Hotel”) for the management and operations of the completed hotel development.  The Company holds a 90 percent interest and XS holds the remaining 10 percent interest in the consolidated joint ventures, XS Hotel URA and XS Hotel, with the Company having full and complete authority, power, and discretion to manage and control the ventures’ business, affairs, and property.  The construction of the Port Imperial Hotel is estimated to cost a total of $105.9 million.  The venture has a $94 million construction loan (with no outstanding balance as of March 31, 2016).  As of March 31, 2016, the Company incurred development costs of $4.7 million and estimates it will need to fund additional costs of approximately $0.5 million.

The Company owns developable land to accommodate a multi-phase development project of approximately 1,034-unit multi-family rental property located in Malden, Massachusetts.  The initial phase commenced construction of 292 units in the third quarter of 2015 (the “Chase II Project”).  The Chase II project is estimated to cost a total of $74.9 million (of which the Company has incurred $26.4 million through March 31, 2016) and is expected to be ready for occupancy by second quarter of 2017.  The Company estimates it will need to fund additional costs of $0.5 million for the completion of the Chase II Project.  The Company has a construction loan with a maximum borrowing amount of $48 million (with no outstanding balance as of March 31, 2016).

The Company owns an office property that it repurposed for residential use.  The 197-unit multi-family development project, which is located in Morris Plains, New Jersey (“Signature Place Project”), is expected to be ready for occupancy by the fourth quarter of 2017. The Signature Place Project, which is estimated to cost a total of $61.4 million (of which development costs of $5.1 million have been incurred through March 31, 2016) is expected to be funded by a $42 million construction loan.  The Company expects to fund costs of approximately $19.4 million for the development of the project, of which the Company has incurred $4.7 million as of March 31, 2016.

The Company owns an 85 percent interest in a consolidated joint venture, which is constructing a 296-unit multi-family development rental property located in East Boston, Massachusetts (“Portside 5/6 Project”).  The project is expected to be ready for occupancy by the first quarter of 2018.  The Portside 5/6 Project, which is estimated to cost a total of $112.4 million (of which development costs of $8.5 million have been incurred through March 31, 2016), is expected to be funded by a $73 million construction loan.  The Company expects to fund costs of approximately $33.5 million for the development of the project, of which the Company has incurred $6.2 million as of March 31, 2016.

REIT Restrictions:
To maintain its qualification as a REIT under the Code, the Corporation must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains.  Moreover, the Corporation intends to continue to make regular quarterly dividends to its common stockholders.  Based upon the most recently paid common stock dividend rate of $0.15 per common share, in the aggregate, such distributions would equal approximately $53.8 million ($60.5 million, including units in the Company, held by parties other than the Corporation) on an annualized basis.  However, any such distributions, whether for federal income tax purposes or otherwise, would be paid out of available cash, including borrowings and other sources, after meeting operating requirements, preferred stock dividends and distributions, and scheduled debt service on the Company’s debt.  If and to the extent the Corporation retains and does not distribute any net capital gains, the Corporation will be required to pay federal, state and local taxes on such net capital gains at the rate applicable to capital gains of a corporation.

Property Lock-Ups:
Through February 2016, the Company could not dispose of or distribute certain of its properties which were originally contributed by certain unrelated common unitholders of the Company, without the express written consent of such common unitholders, as applicable, except in a manner which did not result in recognition of any built-in-gain (which could result in an income tax liability) or which reimbursed the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions did not apply in the event that the Company sold all of its properties or in connection with a sale transaction which the Corporation’s Board of Directors determined was reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expired as of February 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Corporation’s Board of Directors; David S. Mack, director of the Corporation; and Earle I. Mack, a former director of the Corporation), the Robert Martin Group (which includes Robert F. Weinberg, a former director of the Corporation and current member of its Advisory Board), and the Cali Group (which includes John R. Cali, a former director of the Corporation and current member of its Advisory Board).  As of March 31, 2016, 117 of the Company’s properties, with an aggregate net book value of approximately $1.3 billion, have lapsed restrictions and are subject to these conditions.

Unencumbered Properties:
As of March 31, 2016, the Company had 202 unencumbered properties with a carrying value of $2.3 billion representing 91.4 percent of the Company’s total consolidated property count.

Cash Flows

Cash and cash equivalents increased by $79.3 million to $116.4 million at March 31, 2016, compared to $37.1 million at December 31, 2015.  This decrease is comprised of the following net cash flow items:

(1)	$25.5 million provided by operating activities.

(2)	$1.4 million used in investing activities, consisting primarily of the following:

	(a)	$7.2 million used for investments in unconsolidated joint ventures; plus
	(b)	$47.8 million used for rental property acquisitions and related intangibles; plus
	(c)	$34.6 million used for additions to rental property and improvements; plus
	(d)	$16.1 million used for the development of rental property, other related costs and deposits; plus
	(e)	$7.8 million used for restricted cash; minus
	(f)	$94.7 million from proceeds from the sales of rental property; minus
	(g)	$0.1 million received from payments of notes receivables; minus
	(i)	$1.8 million received from distributions in excess of cumulative earnings from unconsolidated joint ventures.

(3)	$55.3 million provided by financing activities, consisting primarily of the following:

	(a)	$150 million from borrowings under the revolving credit facility; plus
	(b)	$350 million from borrowings from unsecured term loan; plus
	(c)	$77.7 million from proceeds received from mortgages and loans payable; plus
	(d)	$0.7 million from contributions from noncontrolling interests; minus
	(e)	$215 million used for repayments of revolving credit facility; minus
	(f)	$15 million used for payments of distributions; minus
	(g)	$89.7 million used for repayments of mortgages, loans payable and other obligations; minus
	(h)	$3.4 million used for repayment of finance costs.

Debt Financing

Summary of Debt:
The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of March 31, 2016:

	Balance		Weighted Average		Weighted Average
	($000’s)	% of Total	Interest Rate (a)		Maturity in Years
Fixed Rate Unsecured Debt and
Other Obligations	$1,425,000	62.31%	4.32%		4.22
Fixed Rate Secured Debt	664,638	29.06%	6.78%		2.83
Variable Rate Secured Debt	107,603	4.70%	4.79%		1.24
Variable Rate Unsecured Debt (b)	90,000	3.93%	1.74%		1.33

Totals/Weighted Average:	$2,287,241	100.00%	4.95%	(b)	3.56
Adjustment for unamortized debt discount	(6,094)
Unamortized deferred financing costs	(11,860)
Total Debt, Net	$2,269,287

(a)	The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.44 percent as of March 31, 2016, plus the applicable spread.
(b)	Excludes amortized deferred financing costs pertaining to the Company’s unsecured revolving credit facility which amounted to $0.8 million for the three months ended March 31, 2016.

Debt Maturities:
Scheduled principal payments and related weighted average annual effective interest rates for the Company’s debt as of March 31, 2016 are as follows:

	Scheduled	Principal		Weighted Avg.
	Amortization	Maturities	Total	Effective Interest Rate of
Period	($000’s)	($000’s)	($000’s)	Future Repayments (a)
April 1 to December 31, 2016	$6,037	$171,504	$177,541	8.56%
2017 (b)	7,275	497,254	504,529	3.65%
2018	7,311	231,536	238,847	6.68%
2019	1,970	681,567	683,537	5.24%
2020	1,977	-	1,977	4.05%
Thereafter	8,862	671,948	680,810	4.09%
Sub-total	33,432	2,253,809	2,287,241
Adjustment for unamortized debt
discount/premium, net
as of March 31, 2016	(6,094)	-	(6,094)
Unamortized deferred financing costs	(11,860)	-	(11,860)
Totals/Weighted Average	$15,478	$2,253,809	$2,269,287	4.95%	(c)

(a)	The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.44 percent as of March 31, 2016, plus the applicable spread.
(b)	Includes outstanding borrowings of the Company’s unsecured revolving credit facility of $90 million which matures in 2017 with two six-month extension options with the payment of a fee.
(c)	Excludes amortized deferred financing costs pertaining to the Company’s unsecured revolving credit facility which amounted to $0.8 million for the three months ended March 31, 2016.

Senior Unsecured Notes:
The terms of the Company’s senior unsecured notes (which totaled approximately $1.1 billion as of March 31, 2016) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

Unsecured Term Loan:
On January 7, 2016, the Company obtained a new $350 million unsecured term loan, which matures in January 2019 with two one-year extension options. The interest rate for the new term loan is currently 140 basis points over LIBOR, subject to adjustment on a sliding scale based on the Company's unsecured debt ratings, or at the Company's option, a defined leverage ratio.  The Company entered into interest rate swap arrangements to fix LIBOR for the duration of the term loan.  Including costs, the current all-in fixed rate is 3.13 percent. The proceeds from the loan were used primarily to repay outstanding borrowings on the Company’s unsecured revolving credit facility and to repay the Company's $200 million, 5.8 percent senior unsecured notes that matured on January 15, 2016.

The interest rate on the unsecured term loan is based upon the Operating Partnership’s unsecured debt ratings, as follows:

Operating Partnership's	Interest Rate -
Unsecured Debt Ratings:	Applicable Basis Points
Higher of S&P or Moody's	Above LIBOR
No ratings or less than BBB-/Baa3	185.0
BBB- or Baa3 (current interest rate based on Company's election)	140.0
BBB or Baa2	115.0
BBB+ or Baa1	100.0
A- or A3 or higher	90.0

If the Company elected to use a defined leverage ratio, the interest rate under the unsecured term loan would be based on the following total leverage ratio grid:

Interest Rate -
Applicable Basis
Total Leverage Ratio	Points above LIBOR
<45%	145
≥45% and <50% (current ratio)	155
≥50% and <55%	165
≥55%	195

The terms of the unsecured term loan include certain restrictions and covenants which limit, among other things the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties (to the extent that: (i) such property dispositions cause the Company to default on any of the financial ratios of the term loan described below, or (ii) the property dispositions are completed while the Company is under an event of default under the term loan, unless, under certain circumstances, such disposition is being carried out to cure such default), and which require compliance with financial ratios relating to the maximum leverage ratio (60 percent), the maximum amount of secured indebtedness (40 percent), the minimum amount of fixed charge coverage (1.5 times), the maximum amount of unsecured indebtedness (60 percent), the minimum amount of unencumbered property interest coverage (2.0 times) and certain investment limitations (generally 15 percent of total capitalization).  If an event of default has occurred and is continuing, the Corporation will not make any excess distributions except to enable the Corporation to continue to qualify as a REIT under the Code.  The Company was in compliance with its debt covenants under its unsecured term loan as of March 31, 2016.

Unsecured Revolving Credit Facility:
The Company has a $600 million unsecured revolving credit facility with a group of 17 lenders.  The facility is expandable to $1 billion and matures in July 2017.  It has two six month extension options each requiring the payment of a 7.5 basis point fee.  The interest rate on outstanding borrowings (not electing the Company’s competitive bid feature) and the facility fee on the current borrowing capacity payable quarterly in arrears are based upon the Operating Partnership’s unsecured debt ratings, as follows:

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

Debt Strategy:
The Company does not intend to reserve funds to retire the Company’s senior unsecured notes, outstanding borrowings under its unsecured revolving credit facility, its unsecured term loan, or its mortgages, loans payable and other obligations upon maturity.  Instead, the Corporation or Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates.  If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility.  As of April 25, 2016, the Company had outstanding borrowings of $210 million under its unsecured revolving credit facility.  The Company is reviewing various financing and refinancing options, including the purchase of its senior unsecured notes in privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt, common and preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed in 2016.  The Company currently anticipates that its available cash and cash equivalents, cash flows from operating activities and proceeds from the sale of office properties, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs in the short term.  However, if these sources of funds are insufficient or unavailable, due to current economic conditions or otherwise, or if capital needs to fund acquisition and development opportunities in the multi-family rental sector arise, the Corporation’s ability to make the expected distributions discussed in “REIT Restrictions” above may be adversely affected.

Equity Financing and Registration Statements

Common Equity:
The following table presents the changes in the Corporation’s issued and outstanding shares of common stock and the Company’s common units for the three months ended March 31, 2016:

	Common	Common
	Stock	Units	Total
Outstanding at January 1, 2016	89,583,950	10,516,844	100,100,794
Common units redeemed for common stock	17,000	(17,000)	-
Shares issued under Dividend Reinvestment
and Stock Purchase Plan	492	-	492
Restricted shares issued	36,870	-	36,870
Outstanding at March 31, 2016	89,638,312	10,499,844	100,138,156

Share Repurchase Program:
The Corporation has a share repurchase program which was renewed and authorized by its Board of Directors in September 2012 to purchase up to $150 million of the Corporation’s outstanding common stock (“Repurchase Program”), which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.   As of March 31, 2016, the Corporation has a remaining authorization under the Repurchase Program of $139 million.  There were no common stock repurchases in 2015 and through April 25, 2016.

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

Shelf Registration Statements:
The Corporation has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the Corporation, under which no securities have been sold as of April 25, 2016.

The Corporation and the Company also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the Corporation and debt securities of the Company, under which no securities have been sold as of April 25, 2016.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt:
The debt of the Company’s unconsolidated joint ventures generally provide for recourse to the Company for customary matters such as intentional misuse of funds, environmental conditions and material misrepresentations. The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures.  Such debt has a total facility amount of $492.1 million of which the Company has agreed to guarantee up to $66.3 million.  As of March 31, 2016, the outstanding balance of such debt totaled $286.7 million of which $44.8million was guaranteed by the Company.  The Company has also posted a $3.6 million letter of credit in support of the Harborside South Pier joint venture, half of which is indemnified by Hyatt Corporation, the Company’s joint venture partner.

The Company’s off-balance sheet arrangements are further discussed in Note 4: Investments in Unconsolidated Joint Ventures to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt (principal and interest), PILOT agreements, ground lease agreements and other obligations, as of March 31, 2016:

		Payments Due by Period
		Less than 1	2 – 3	4 – 5	6 – 10	After 10
(dollars in thousands)	Total	Year	Years	Years	Years	Years
Senior unsecured notes	$1,308,032	$47,788	$339,325	$304,013	$616,906	-
Unsecured term loan	381,039	10,955	370,084	-	-	-
Revolving credit facility (a)	92,088	1,566	90,522	-	-	-
Mortgages, loans payable
and other obligations (b)	876,537	371,846	346,042	37,007	87,623	$34,019
Payments in lieu of taxes
(PILOT)	27,021	4,407	13,222	9,392	-	-
Ground lease payments	16,607	357	490	234	928	14,598
Other	1,655	-	1,655	-	-	-
Total	$2,702,979	$436,919	$1,161,340	$350,646	$705,457	$48,617

(a)	Interest payments assume LIBOR rate of 0.44 percent, which is the weighted average rate on this outstanding variable rate debt at March 31, 2016, plus the applicable spread.
(b)	Interest payments assume LIBOR rate of 0.44 percent, which is the weighted average rate on its outstanding variable rate mortgage debt at March 31, 2016, plus the applicable spread.

Funds from Operations

Funds from operations (“FFO”) is defined as net income (loss) before noncontrolling interests of unitholders, computed in accordance with GAAP, excluding gains or losses from depreciable rental property transactions, and impairments related to depreciable rental property, plus real estate-related depreciation and amortization.  The Company believes that FFO is helpful to investors as one of several measures of the performance of an equity REIT.  The Company further believes that as FFO excludes the effect of depreciation, gains (or losses) from sales of properties and impairments related to depreciable rental property (all of which are based on historical costs which may be of limited relevance in evaluating current performance), FFO can facilitate comparison of operating performance between equity REITs.

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

As the Company considers its primary earnings measure, net income available to common unitholders, as defined by GAAP, to be the most comparable earnings measure to FFO, the following table presents a reconciliation of net income available to common unitholders to FFO, as calculated in accordance with NAREIT’s current definition, for the three and three months ended March 31, 2016 and 2015 (in thousands):

	Years Ended December 31,	Three Months Ended
		March 31,
		2016	2015
Net income (loss) available to common unitholders		$69,475	$(2,835)
Add (deduct): Real estate-related depreciation and amortization on
continuing operations (a)		47,459	46,031
Gain on change of control of interests		(10,156)	-
Realized (gains) losses and unrealized losses
on disposition of rental property, net		(58,600)	(144)
Funds from operations		$48,178	$43,052

(a)
Includes the Company’s share from unconsolidated joint ventures of $4,621 and $5,471 for the three months ended March 31, 2016 and 2015, respectively.  Excludes non-real estate-related depreciation and amortization of $225 and $243 for the three months ended March 31, 2016 and 2015, respectively, and $151 and $151 of depreciation expense allocable to the Company’s noncontrolling interest in consolidated joint ventures for the three months ended March 31, 2016, and 2015, respectively.

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

For further information on factors which could impact us and the statements contained herein, see Item 1A: Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015.  We assume no obligation to update and supplement forward-looking statements that become untrue because of subsequent events, new information or otherwise.

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

Approximately $2.1 billion of the Company’s long-term debt as of March 31, 2016 bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates.  The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.  The interest rates on the Company’s variable rate debt as of March 31, 2016 ranged from LIBOR plus 130 basis points to LIBOR plus 950 basis points.  Assuming interest-rate swaps and caps are not in effect, if market rates of interest on the Company’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $2.0 million annually and the increase or decrease in the fair value of the Company’s fixed rate debt as of March 31, 2016 would be approximately $56 million.

March 31, 2016
Debt, including current portion	4/1/2016											Fair
($s in thousands)	12/31/2016	2017		2018	2019	2020	Thereafter	Sub-total	Other (a)	Other (b)	Total	Value

Fixed Rate	$113,541	$397,493		$237,447	$658,370	$1,977	$680,810	$2,089,638	$(6,094)	$(8,839)	$2,074,705	$2,105,170
Average Interest Rate	9.80%	4.12%		6.70%	5.35%	4.05%	4.09%				5.10%

Variable Rate	$64,000	$107,036	(c)	$1,400	$25,167	-	-	$197,603	-	$(3,021)	$194,582	$194,582

(a) Adjustment for unamortized debt discount/premium, net, as of March 31, 2016.
(b) Adjustment for unamortized deferred financings costs, net, as of March 31, 2016.
(c) Includes $90 million of outstanding borrowings under the Company’s unsecured revolving credit facility which matures in 2017 with two six-month extension options with the payment of a fee.

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

Item 1A.     Risk Factors

There have been no material changes in our assessment of risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(a)               COMMON STOCK
During the three months ended March 31, 2016, the Corporation issued 17,000 shares of common stock to holders of common units in the Company upon the redemption of such common units in private offerings pursuant to Section 4(a)(2) of the Securities Act.  The holders of the common units were limited partners of the Company and accredited investors under Rule 501 of the Securities Act.  The common units were redeemed for an equal number of shares of common stock.  The Corporation has registered the resale of such shares under the Securities Act.

(b)               Not Applicable.

(c)                Not Applicable.

Item 3.        Defaults Upon Senior Securities

(a)                Not Applicable.

(b)                Not Applicable.

Item 4.         Mine Safety Disclosures

  Not Applicable.

Item 5.         Other Information

(a)
On April 22, 2016, the Company, through its wholly-owned subsidiary  111 River Realty L.L.C., entered into a Real Estate Sale Agreement (the “Purchase Agreement’) with HUB Properties Trust to acquire a 566,000 square-foot office property located in Hoboken, New Jersey, for approximately $235 million.  The acquisition is subject to normal and customary undertakings, covenants, obligations and closing conditions, and is expected to be completed in the second quarter of 2016. A copy of the Purchase Agreement is filed as Exhibit 10.145 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.  Disclosure of the Company’s entry into the Purchase Agreement is being disclosed under this Part II, Item 5 of Form 10-Q in lieu of under Items 1.01 and 9.01 of Form 8-K.

(b)	Not Applicable.

Item 6.        Exhibits

                    The exhibits required by this item are set forth on the Exhibit Index attached hereto.

MACK-CALI REALTY, L.P.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mack-Cali Realty, L.P.
(Registrant)
By: Mack-Cali Realty Corporation
its General Partner

Date: April 27, 2016	By:	/s/ Mitchell E. Rudin
Mitchell E. Rudin
Chief Executive Officer
(principal executive officer)

Date: April 27, 2016	By:	/s/ Michael J. DeMarco
Michael J. DeMarco
President and Chief Operating Officer

Date: April 27, 2016	By:	/s/ Anthony Krug
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

3.11
Fourth Amendment dated as of March 8, 2016 to Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. dated as of December 11, 1997 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 8, 2016 and incorporated herein by reference).

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

\\\\

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

10.140	Form of 2016 Time-Based Long-Term Incentive Plan Award Agreement (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 8, 2016 and incorporated herein by reference).

10.141	Form of 2016 Performance-Based Long-Term Incentive Plan Award Agreement (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 8, 2016 and incorporated herein by reference).

Exhibit
Number	Exhibit Title

10.142
Form of Restricted Share Award Agreement effective March 8, 2016 by and between Mack-Cali Realty Corporation and each of William L. Mack, Alan S. Bernikow, Kenneth M. Duberstein, Nathan Gantcher, Jonathan Litt, David S. Mack, Alan G. Philibosian, Dr. Irvin D. Reid, Vincent Tese and Roy J. Zuckerberg (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated March 8, 2016 and incorporated herein by reference).

10.143
Agreement of Purchase and Sale among M-C Broad A L.L.C. and M-C Broad C L.L.C., collectively, as Seller, and 125 Acquisition LLC, as Purchaser, dated as of March 10, 2016 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 10, 2016 and incorporated herein by reference).

10.144
Employment Agreement dated April 15, 2016 by and between Robert Andrew Marshall and Roseland Residential Trust (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 15, 2016 and incorporated herein by reference).

10.145*	Real Estate Sale Agreement by and between HUB Properties Trust and 111 River Realty L.L.C. dated April 22, 2016.

31.1*	Certification of the Corporation’s Chief Executive Officer, Mitchell E. Rudin, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Corporation’s President and Chief Operating Officer, Michael J. DeMarco, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of the Corporation’s Chief Financial Officer, Anthony Krug, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of the Corporation’s Chief Executive Officer, Mitchell E. Rudin, the Corporation’s President and Chief Operating Officer, Michael J. DeMarco, and the Corporation’s Chief Financial Officer, Anthony Krug, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1*
The following financial statements from Mack-Cali Realty, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statement of Changes in Equity (unaudited), (iv) Consolidated Statements of Cash Flows  (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

* filed herewith